Form 10-Q
period 1996-03-31
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 1996-05-15
CIK 906107

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1996

                                      OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 1-12252

                      EQUITY RESIDENTIAL PROPERTIES TRUST
            (Exact Name of Registrant as Specified in Its Charter)

           MARYLAND                                    36-3877868
(State or Other Jurisdiction of            (I.R.S. Employer Identification  No.)
 Incorporation or Organization)

TWO NORTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS              60606
  (Address of Principal Executive Offices)              (Zip Code)

                                 (312) 474-1300
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                       ___       ___

                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

AT MAY 13, 1996, 39,580,004 OF THE REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST WERE OUTSTANDING.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands except for share amounts)
                                  (Unaudited)

                                                                             March 31,          December 31,
                                                                                1996                1995
                                                                            -------------       ------------
ASSETS
Investment in rental property
  Land                                                                      $   221,098         $   210,369
  Depreciable property                                                        2,084,874           1,976,267
                                                                            -----------         -----------
                                                                              2,305,972           2,186,636
  Accumulated depreciation                                                     (235,211)           (217,183)
                                                                            -----------         -----------
       Investment in rental property, net of accumulated depreciation         2,070,761           1,969,453

Cash and cash equivalents                                                         8,496              13,428
Investment in mortgage notes, net                                                86,914              87,154
Rents receivable                                                                  1,077               1,073
Deposits - restricted                                                             3,681              18,272
Escrow deposits - mortgage                                                       16,312              16,745
Deferred financing costs, net                                                    11,720              12,653
Other assets                                                                     18,545              22,482
                                                                            -----------         -----------
       Total assets                                                         $ 2,217,506         $ 2,141,260
                                                                            ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable                                                    $   588,434         $   561,695
  Notes, net                                                                    348,603             348,524
  Line of credit                                                                 27,000              92,000
  Accounts payable and accrued expenses                                          23,014              23,544
  Accrued interest payable                                                       12,797               8,354
  Due to affiliates                                                               1,416               1,568
  Rents received in advance and other liabilities                                11,920              11,138
  Security deposits                                                              10,798              10,131
  Distributions payable                                                          35,035              30,826
                                                                            -----------         -----------
       Total liabilities                                                      1,059,017           1,087,780
                                                                            -----------         -----------
Commitments and contingencies
Minority Interests                                                              151,702             168,963
                                                                            -----------         ------------
Shareholders' equity:
   Preferred Shares of beneficial interest,
       $.01 par value; 10,000,000 shares authorized:
       9 3/8% Series A Cumulative Redeemable Preferred
       Shares of Beneficial Interest, liquidation preference
       $25 per share, 6,120,000 shares issued and outstanding                   153,000             153,000
       9 1/8% Series B Cumulative Redeemable Preferred
       Shares of Beneficial Interest, liquidation preference
       $250 per share, 500,000 shares issued and outstanding                    125,000             125,000
   Common Shares of beneficial interest, $.01 par value,
       100,000,000 shares authorized, 39,559,866 shares issued
       and outstanding as of March  31, 1996 and 35,011,715
       shares issued and outstanding as of December 31, 1995                        396                 350
   Paid in capital                                                              786,398             652,829
   Employee notes                                                                (5,313)             (5,331)
   Distributions in excess of accumulated earnings                              (52,694)            (41,331)
                                                                            -----------         -----------
       Total shareholders' equity                                             1,006,787             884,517
                                                                            -----------         -----------
       Total liabilities and shareholders' equity                           $ 2,217,506         $ 2,141,260
                                                                            ============        ===========

    The accompanying notes are an integral part of the financial statements

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                             -------------------
                                                               1996       1995
                                                             --------    -------
REVENUES
    Rental income                                            $101,443    $89,426
    Fee and asset management                                    1,545      1,862
    Interest income - investment in mortgage notes              2,710        -
    Interest and other income                                     623        594
                                                             --------    -------
            Total revenues                                    106,321     91,882
                                                             --------    -------
EXPENSES
    Property and maintenance                                   28,666     25,248
    Real estate taxes and insurance                            10,279      9,290
    Property management                                         4,435      4,020
    Fee and asset management                                    1,106        986
    Depreciation                                               20,616     16,609
    Interest:
         Expense incurred                                      18,241     19,565
         Amortization of deferred financing costs                 944        786
    General and administrative                                  2,079      2,158
                                                             --------    -------
             Total expenses                                    86,366     78,662
                                                             --------    -------
Income before gain on disposition of property                  19,955     13,220
    Gain on disposition of property                             1,340        -
                                                             --------    -------
Income before allocation to Minority Interests                 21,295     13,220
Income allocated to Minority Interests                         (2,901)    (2,875)
                                                             --------    -------
Net income                                                     18,394     10,345
Preferred distributions                                         6,437        -
                                                             --------    -------
Net income available to Common Shares                        $ 11,957    $10,345
                                                             ========    =======
Net income per weighted average Common Share outstanding     $   0.32    $  0.30
                                                             ========    =======
Weighted average Common Shares outstanding                     37,877     34,097
                                                             ========    =======
Distributions declared per Common Share outstanding          $   0.59    $  0.53
                                                             ========    =======


    The accompanying notes are an integral part of the financial statements

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                            ---------------------
                                                                                              1996         1995
                                                                                            ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                              $  18,394    $ 10,345
    Adjustments to reconcile net income to net cash provided by operating activities:
    Income allocated to Minority Interests                                                      2,901       2,875
    Depreciation                                                                               20,616      16,609
    Amortization of deferred financing costs (including discount on 1999 and 2002 Notes)        1,023         829
    Gain on disposition of property                                                            (1,340)        -
    Changes in assets and liabilities:
        (Increase) in rents receivable                                                             (4)       (162)
        Decrease (increase) in deposits - restricted                                           14,791        (906)
        Decrease (increase) in other assets                                                     1,108         (62)
        (Decrease) in due to affiliates                                                          (260)     (1,464)
        (Decrease) increase in accounts payable and accrued expenses                             (202)        172
        Increase in accrued interest payable                                                    4,443       3,762
        Increase (decrease) in rents received in advance and other liabilities                    782        (384)
                                                                                            ---------    --------
            Net cash provided by operating activities                                          62,252      31,614
                                                                                            ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in rental properties, net                                                      (90,824)    (42,305)
    Improvements to rental property                                                            (5,444)     (5,876)
    Additions to non-rental property                                                             (384)       (911)
    Proceeds from disposition of rental property                                                6,252         -
    Decrease (increase) in mortgage deposits                                                      433      (1,807)
    Deposits (made) on rental property acquisitions                                              (300)         (1)
    Deposits applied on rental property acquisitions                                              100         -
    Decrease in investment in mortgage notes, net                                                 240         -
    Other investing activities                                                                    157         127
                                                                                            ---------    --------
            Net cash (used for) investing activities                                          (89,770)    (50,773)
                                                                                            ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of Common Shares                                                       118,522         -
    Proceeds from exercise of options                                                           1,167         -
    Redemption of Preference Units                                                             (1,083)       (251)
    Payment of offering costs                                                                    (139)       (233)
    Distributions to Common Share and Preferred Share owners                                  (25,979)    (17,655)
    Distributions to Minority Interests                                                        (4,838)     (4,384)
    Principal receipts on employee notes                                                           18           7
    Proceeds from lines of credit                                                              37,000      55,000
    Repayments on lines of credit                                                            (102,000)     (7,000)
    Principal payments on mortgage notes payable                                                 (698)    (13,371)
    Loan and bond acquisition costs                                                               (51)       (379)
    Increase in security deposits                                                                 667         282
                                                                                            ---------    --------
            Net cash provided by financing activities                                          22,586      12,016
                                                                                            ---------    --------
Net (decrease) in cash and cash equivalents                                                    (4,932)     (7,143)
Cash and cash equivalents, beginning of period                                                 13,428      20,038
                                                                                            ---------    --------
Cash and cash equivalents, end of period                                                    $   8,496    $ 12,895
                                                                                            =========    ========


    The accompanying notes are an integral part of the financial statements

                      EQUITY RESIDENTIAL PROPERTIES TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                             THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                          -------------------
                                                                           1996        1995
                                                                          -------     -------
Supplemental information:
    Cash paid during the period for interest                              $13,798     $15,803
                                                                          =======     =======
    Mortgage loans assumed through acquisitions of rental properties      $27,438     $   -
                                                                          =======     =======
    Rental property assumed through foreclosure                           $10,854     $   -
                                                                          =======     =======




    The accompanying notes are an integral part of the financial statements

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


DEFINITION OF SPECIAL TERMS:

Capitalized terms used herein and not defined are as defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

1. BUSINESS

   Equity Residential Properties Trust, formed in March 1993, and its subsidiaries (collectively, the "Company"), is a self-administered and self-managed equity real estate investment trust ("REIT"). As of March 31, 1996, the Company controlled a portfolio of 181 multifamily residential properties (individually a "Property" and collectively the "Properties"). The Company's interest in six of these Properties consists solely of ownership of debt collateralized by such Properties. The Company also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties (the "Additional Properties")

2. BASIS OF PRESENTATION

   The balance sheet and statements of operations and cash flows as of and for the quarter ended March 31, 1996 represent the consolidated financial information of the Company and its subsidiaries.

   Due to the Company's ability as general partner to control either through ownership or by contract the Operating Partnership, the Management Partnerships and the Financing Partnerships, each such entity has been consolidated with the Company for financial reporting purposes. In regard to Management Corp. and Management Corp. II, the Company does not have legal control; however, these entities are consolidated for financial reporting purposes, the effects of which are immaterial.

   These unaudited Consolidated Financial Statements of the Company have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 ("Form 10-K"). The following Notes to Consolidated Financial Statements highlight significant changes to the notes included in the Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior period's financial statements in order to conform with the current period presentation.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (UNAUDITED)


3. INVESTMENT IN RENTAL PROPERTY

   During the quarter ended March 31, 1996, the Company acquired the seven Properties listed below. Each Property was purchased from an unaffiliated third party. The cash portion of these transactions was primarily funded from the Company's line of credit.

                                                                              Total
                                                                           Acquisition
  Date                                                         Number         Cost
Acquired  Property                     Location               of Units    (in thousands)
- --------  --------                     --------               --------    --------------
02/07/96  7979 Westheimer              Houston, TX                459        $ 13,902
02/27/96  Vinings at Coral Springs     Coral Springs, Fl          275          19,425
03/01/96  The Plantations              Cary, NC                   344          19,822
03/05/96  Oxford & Sussex              Sunrise, FL                144           7,071
03/12/96  Pines of Cloverlane          Ann Arbor, MI              592          19,066
03/14/96  Regency Palms                Huntington Beach, CA       310          18,565
03/21/96  Port Royale II               Ft. Lauderdale, FL         161          10,157
                                                                -----        --------
                                                                2,285        $108,008
                                                                =====        ========

   In addition to the Properties mentioned above, on February 1, 1996, Management Corp. II transferred to the Company its interest in Desert Park, a 368-unit Property located in Las Vegas, Nevada, subject to $8.1 million of indebtedness, in exchange for the forgiveness of a $2.7 million note payable to the Company.

4. DISPOSITION OF RENTAL PROPERTIES

   On January 31, 1996, the Company sold Sanddollar Apartments located in Tulsa, Oklahoma for a sales price of $6.2 million. The gain for financial reporting purposes was approximately $1.3 million.

5. INVESTMENT IN MORTGAGE NOTES

   Investment in mortgage notes, net represents the Company's investment in subordinated mortgages collateralized by the Additional Properties.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (UNAUDITED)


6. SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

   The following table presents the changes in the Company's issued and outstanding Common Shares for the quarter ended March 31, 1996:

   Balance at January 1, 1996                                     35,011,715
   Common Shares issued through January Common Share Offering      1,725,000
   Common Shares issued through February Common Share Offering     2,300,000
   Conversion of OP Units into Common Shares                         446,249
   Common Shares issued through restricted share awards               20,821
   Common Shares issued through exercise of options                   46,080
   Common Shares issued for profit-sharing contribution               10,001
                                                                  ----------
   Balance at March 31, 1996                                      39,559,866
                                                                  ==========

Assuming conversion of all OP Units, total Common Shares outstanding at March 31, 1996 would have been 48,505,334.

   On March 1, 1996, the Operating Partnership exercised its option to convert all of the remaining Preference Units into OP Units. This conversion resulted in 1,182,835 OP Units being issued.

   The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest are collectively referred to as the "Minority Interests". As of March 31, 1996, the Minority Interests held 8,945,468 OP Units which represented an 18.44% interest in the Operating Partnership.

   Net proceeds from the Company's Common Share offerings are contributed by the Company to the Operating Partnership in return for an increased ownership percentage and are treated as capital transactions in the Company's Consolidated Financial Statements. As a result, the net offering proceeds are allocated between shareholders' equity and Minority Interests to account for the change in their respective percentage ownership of the underlying equity of the Operating Partnership.

   The Company paid a $0.59 per Common Share distribution on April 12, 1996 for the quarter ended March 31, 1996, to Common Share holders of record on March 29, 1996.

   The Company also paid a $0.5859 per share distribution on April 15, 1996 for the quarter ended March 31, 1996 to Series A Preferred Share holders of record on March 29, 1996. In

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (UNAUDITED)

addition, the Company paid a $5.703 distribution per $250 Preferred Share (and $0.5703 per $25 Depositary Share) for the quarter ended March 31, 1996 to holders of record on March 29, 1996.

7. MORTGAGE NOTES PAYABLE

   As of March 31, 1996, the Company had outstanding mortgage indebtedness of approximately $588.4 million encumbering 76 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $111.6 million) was $807.7 million. In connection with the Properties acquired during the quarter ended March 31, 1996, the Company assumed the outstanding mortgage balances on three Properties in the aggregate amount of $27.4 million. Scheduled maturities for the Company's outstanding mortgage indebtedness are at various dates through
April 1, 2027.   As of  March 31, 1996, fixed interest rates on certain of these mortgage notes ranged from 4% to 10.27% and variable interest rates on certain of the mortgage notes ranged from 3.15% to 7.63%. Subsequent to March 31, 1996, the Company repaid the outstanding mortgage balance on one Property in the amount of $14.5 million.

8. LINE OF CREDIT

   The Company, through the Operating Partnership, has a $250 million unsecured line of credit with Wells Fargo Realty Advisors Funding, Incorporated, as agent. This line of credit matures in November 1996 unless extended by the parties. Borrowings under this line of credit currently bear interest at a rate equal to the one month LIBOR, plus 1.375. As of March 31, 1996, $27 million was outstanding under this facility and was bearing interest at a weighted average interest rate of 6.77%.

9. NOTES

   Included in this balance are the 1999 Notes, the Floating Rate Notes and the 2002 Notes.

   The 1999 Notes were issued at a discount, which is being amortized over the life of the 1999 Notes on a straight-line basis. As of March 31, 1996 the unamortized discount balance was approximately $0.5 million. The 1999 Notes are due May 15, 1999 and bear interest at a rate of 8.5%, which is payable semiannually in arrears on May 15 and November 15.

   The Floating Rate Notes are due on December 22, 1997 and bear interest at three month LIBOR plus 0.75%, which is payable quarterly in arrears on the third Wednesday of each February, May, August and November of each year.

   The 2002 Notes were issued at a discount, which is being amortized over the life of the 2002 Notes on a straight-line basis. As of March 31, 1996 the unamortized discount balance was approximately $0.9 million. The 2002 Notes are due on April 15, 2002 and bear interest at 7.95%, which is payable semi-annually on each October 15 and April 15.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (UNAUDITED)


10.  DEPOSITS - RESTRICTED

   Deposits - restricted shown on the Company's Consolidated Balance Sheet as of March 31, 1996 included approximately $300,000 of earnest money deposits made for property acquisitions. Also included in the deposits - restricted amount were tenant security and utility deposits made for certain of the Company's Properties.

11.  COMMITMENTS AND CONTINGENCIES

   There have been no new or significant developments related to the commitments and contingencies that were discussed in Note 16 to the Company's Form 10-K for the year ended December 31, 1995.

12.  SUBSEQUENT EVENTS

     On April 16, 1996, the Company acquired Twenty-Nine Hundred on First Apartments, a 135-unit multifamily residential property located in Seattle, Washington from an unaffiliated third party. The purchase price was approximately $11.75 million.

   On April 10, 1996, the Company entered into an agreement to acquire Lands End Apartments, a 260-unit multifamily residential property located in Pacifica, California from an unaffiliated third party. The expected purchase price is $18.5 million.

   On April 18, 1996, the Company entered into an agreement to acquire four multifamily residential properties containing 1,300 units and a vacant land parcel from an unaffiliated third party. The expected combined purchase price is $76.3 million, including the assumption of mortgage indebtedness of $46.2 million.

   On April 23, 1996, the Company entered into separate agreements to acquire 15 multifamily residential properties containing 6,105 units from an unaffiliated third party. The expected combined purchase price is $240.6 million.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (UNAUDITED)


   On April 25, 1996, the Company entered into an agreement to acquire Woodland Hills Apartments, a 228-unit multifamily residential property located in Atlanta, Georgia from an unaffiliated third party. The expected purchase price is $12.25 million.

   On May 7, 1996, the Company entered into an agreement to acquire Chandler Court Apartments, a 310-unit multifamily residential property located in Chandler, Arizona from an unaffiliated third party. The expected purchase price is $14 million.

   The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the five preceding paragraphs.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

   The following discussion and analysis of the results of operations and financial condition of the Company should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Company's ability to control the Operating Partnership, the Management Partnerships, the Financing Partnerships and the LLCs, each entity has been consolidated with the Company for financial reporting purposes. Capitalized terms used herein and not defined, are as defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

RESULTS OF OPERATIONS

   Since the Company's IPO, the Company has acquired direct or indirect interests in 119 properties (the "Acquired Properties"), containing 36,667 units in the aggregate for a total purchase price of approximately $1.8 billion, including the assumption of approximately $439.4 million of mortgage indebtedness. The Company's interest in six of the Acquired Properties consists solely of ownership of the debt collateralized by such Acquired Properties. The Company purchased ten of such Acquired Properties or 2,694 units between the IPO and December 31, 1993 (the"1993 Acquired Properties"); 84 of such Acquired Properties or 26,285 units in 1994 (the "1994 Acquired Properties"); 17 of such Acquired Properties or 5,035 units in 1995 (the "1995 Acquired Properties"); and eight of such Acquired Properties or 2,653 units between January 1, 1996 and March 31, 1996 (the "1996 Acquired Properties"). In addition, in August 1995, the Company made an investment in partnership interests and subordinated mortgages collateralized by the 21 Additional Properties. The Acquired Properties were presented in the Consolidated Financial Statements of the Company from the date of each acquisition.

   During 1995, the Company also disposed of six properties containing 2,445 units (the "1995 Disposed Properties") for a total sales price of approximately $52 million and the release of mortgage indebtedness of $20.5 million. During the quarter ended March 31, 1996, the Company disposed of one property (the "1996 Disposed Property") for a sales price of $6.2 million.

   The Company's overall results of operations for the quarter ended March 31, 1996 have been impacted by the Company's acquisition and disposition activity. The significant increases in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense and property management can all primarily be attributed to the acquisition of the 1995 Acquired Properties and 1996 Acquired Properties. The impact of the 1995 Acquired Properties is discussed in greater detail in the following paragraphs. The Company's disposition activity partially offset the increases to these same accounts.

   Properties that the Company owned for all of both the quarters ended March 31, 1996 and March 31, 1995 (the "First Quarter 1996 Same Store Properties") also impacted the Company's results of operations and are discussed as well in the following paragraphs.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

COMPARISON OF QUARTER ENDED MARCH 31, 1996 TO QUARTER ENDED MARCH 31, 1995

   For the quarter ended March 31, 1996, income before gain on disposition of property and allocation to Minority Interests increased by $6.7 million when compared to the quarter ended March 31, 1995. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, fee and asset management and depreciation expense. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1996 Acquired Properties and 1995 Acquired Properties. These increases were partially offset by the 1995 Disposed Properties and the 1996 Disposed Property. Interest income of $2.7 million earned on the Company's mortgage note investment was an additional factor that impacted the quarter to quarter changes.

   In regard to the First Quarter 1996 Same Store Properties, rental revenues increased by approximately $4.6 million or 5.4% as a result of higher rental rates charged to new tenants and tenant renewals. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses increased approximately $1.6 million or 4.5%. This increase was primarily the result of higher payroll expenses, leasing and advertising costs, utilities and repairs and maintenance. The Company also increased its per unit charge for property level insurance commencing in the first quarter of 1996.

   Property management represents expenses associated with the management of the Company's Properties. These expenses increased by approximately $0.4 million primarily as a result of the expansion of the Company's property management with the addition of a regional operations center in Seattle, Washington.

   Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Company that are managed for affiliates. These revenues decreased by $0.3 million due to the disposition of certain of these properties and expenses increased by $0.1 million.

   Interest expense, including amortization of deferred financing costs, decreased by approximately $1.1 million. Of this decrease, $2.9 million was due to having a lower average balance outstanding on the Company's line of credit and $1.6 million was due to the repayment of mortgage indebtedness on certain of the 1994 Acquired Properties and Zell Properties. This decrease was offset by an increase of approximately $0.7 million due to the interest associated with the debt assumed on the 1995 Acquired Properties and 1996 Acquired Properties, $0.1 million was due to interest related to the 1999 Notes and the Floating Rate Notes and $2.6 million was due to interest related to the 2002 Notes.

   General and administrative expenses, which include corporate operating expenses, were slightly lower between the quarters under comparison. General and administrative expenses as a percentage of total revenues decreased from 2.4% for the quarter ended March 31, 1995 to 2% for the quarter ended March 31, 1996.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

   As of January 1, 1996, the Company had approximately $13.4 million of cash and cash equivalents and $158 million available on its line of credit. After taking into effect the various transactions discussed in the following paragraphs, the Company's cash and cash equivalents balance at March 31, 1996 was approximately $8.5 million and the amounts available on the Company's line of credit were $223 million. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash provided by financing activities, which amounts for each period under comparison are presented in the Company's Statements of Cash Flows.

   Part of the Company's strategy in funding the purchase of multifamily residential properties is to utilize its line of credit and to subsequently repay the line of credit with proceeds from the issuance of additional equity or debt securities. Continuing to employ this strategy, the Company completed the January 1996 Common Share Offering and received net proceeds of approximately $50.7 million, substantially all of which were applied to repay a portion of the outstanding balance on the Company's line of credit. In addition, the Company completed the February 1996 Common Share Offering and received net proceeds of approximately $67.8 million. Of these proceeds, $60 million were applied to repay the remaining outstanding balance on the Company's line of credit. The remaining proceeds were subsequently used to purchase additional properties.

   With respect to Property acquisitions during the quarter, the Company purchased eight Properties containing 2,653 units for a total of $118.6 million, which included the assumption of $27.4 million of mortgage indebtedness. These acquisitions were primarily funded from amounts drawn on the Company's line of credit, proceeds funded from third party escrow accounts related to the tax-deferred exchange of certain properties and a portion of the proceeds received in connection with the Common Share offerings as mentioned in the previous paragraph. Subsequent to March 31, 1996, the Company acquired one additional property for a purchase price of $11.75 million. This acquisition was funded from the Company's line of credit. The Company is actively seeking to acquire additional multifamily residential properties with physical and market characteristics similar to the Properties and is currently under contract with various sellers to purchase up to 8,203 units. The combined purchase price of these probable acquisitions is approximately $362 million. The closings of these transactions are subject to certain contingencies and conditions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects.

   During the quarter ended March 31, 1996, the Company disposed of one property which generated net proceeds of $6.1 million. These proceeds were ultimately applied to purchase additional properties.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


   As of March 31, 1996, the Company had total indebtedness of approximately $965 million, which included conventional mortgages of $425.9 million, unsecured debt of $348.6 million (net of a $1.4 million discount), tax exempt bond indebtedness of $162.5 million and $27 million outstanding on the Company's line of credit.

   During the quarter ended March 31, 1996, total capital expenditures for the Company approximated $8.5 million. Of this amount, $2.7 million related to capital improvements and major repairs for the Acquired Properties. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for the remaining portion of 1996 are budgeted to be approximately $37 million.

   Minority Interests as of March 31, 1996 decreased by $17.5 million when compared to December 31, 1995. The primary factors that impacted this account during the quarter were distributions declared to Minority Interests, which amounted to $5.3 million for the quarter, the allocation of its income from operations in the amount of $2.9 million and the conversion of OP Units into Common Shares.

   Total distributions paid during the quarter ended March 31, 1996 amounted to $30.8 million. On February 26, 1996, the Company declared a $0.59 distribution per Common Share, $0.5859 distribution per Series A Preferred Share and $5.703 distribution per $250 Preferred Share (and $0.5703 per $25 Depositary Share) payable to shareholders of record on March 29, 1996. Total distributions paid in April 1996 for the quarter ended March 31, 1996 amounted to approximately $35 million.

     The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Company also expects to meet its long-term liquidity requirements, such as scheduled mortgage debt maturities, reduction of outstanding amounts under its line of credit, property acquisitions and significant capital improvements by long-term collateralized and un-collateralized borrowings and the issuance of equity securities including additional OP Units as well as from proceeds received from the disposition of certain Properties. In addition, the Company has certain uncollateralized Properties available for additional mortgage borrowings in the event that the public capital markets are unavailable to the Company or the cost of capital to the Company is too high.

   The Company currently has a $250 million line of credit which will continue to be used for property acquisitions and for any working capital needs. As of May 13, 1996, $87 million was outstanding under this facility. This facility is scheduled to mature in November 1996; however, it is the Company's current intent to renegotiate the extension of this facility or replace it with a similar facility.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


   The Company is currently restructuring certain of its tax-exempt bond investments and anticipates receiving approximately $75 million of net proceeds in connection therewith. This transaction is expected to be completed by June 1996.

FUNDS FROM OPERATIONS

   The Company generally considers FFO to be one measure of the performance of real estate companies including an equity REIT. In accordance with the new definition of FFO adopted by the Board of Governors of NAREIT, FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

   For the quarter ended March 31, 1996, FFO, based on the new definition (except for the effect of amortization of deferred financing costs related to Predecessor Business of approximately $159,000), increased by $4 million when compared to the quarter ended March 31, 1995 to approximately $33.8 million.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The discussion in Note 11 of "Notes to Consolidated Financial Statements" is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibits: None

(B)   Reports on Form 8-K:

A report on Form 8-K dated March 1, 1996, was filed reporting the dismissal of Grant Thornton L.L.P. as its independent public accountants.

A report on Form 8-K/A, Amendment No. 1, dated March 1, 1996, was filed on March 22, 1996 amending the report on Form 8-K dated March 1, 1996.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       EQUITY RESIDENTIAL PROPERTIES TRUST

Date: May 13, 1996                  By:  /s/     Bruce C. Strohm
      ------------                       ----------------------------
                                                 Bruce C. Strohm
                                            Executive Vice President,
                                                  General Counsel
                                                    and Secretary


Date: May 13, 1996                  By: /s/   Michael J. McHugh
      ------------                      ----------------------------
                                              Michael J. McHugh
                                            Senior Vice President,
                                           Chief Accounting Officer
                                                and Treasurer