Form 10-Q
period 1996-06-30
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 1996-08-13
CIK 906107

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1996

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 1-12252

                      EQUITY RESIDENTIAL PROPERTIES TRUST
            (Exact Name of Registrant as Specified in Its Charter)

                MARYLAND                                  36-3877868
     (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation Or Organization)                   Identification No.)


TWO NORTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS                 60606
  (Address of Principal Executive Offices)                 (Zip Code)

                                (312) 474-1300
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---   ---

                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

AT AUGUST 13, 1996, 43,382,139 OF THE REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST WERE OUTSTANDING.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands except for share amounts)
                                  (Unaudited)


                                                                        June 30,    December 31,
                                                                          1996         1995
                                                                       ----------   -----------
ASSETS
Investment in rental property
  Land                                                                 $  237,482    $  210,369
  Depreciable property                                                  2,242,492     1,976,267
                                                                       ----------    ----------
                                                                        2,479,974     2,186,636
  Accumulated depreciation                                               (252,872)     (217,183)
                                                                       ----------    ----------
       Investment in rental property, net of accumulated depreciation   2,227,102     1,969,453

Real estate held for disposition                                            4,165           -
Cash and cash equivalents                                                  11,906        13,428
Investment in mortgage notes, net                                          86,768        87,154
Rents receivable                                                            1,734         1,073
Deposits - restricted                                                      11,300        18,272
Escrow deposits - mortgage                                                 17,456        16,745
Deferred financing costs, net                                              11,094        12,653
Other assets                                                               22,610        22,482
                                                                       ----------    ----------
       Total assets                                                    $2,394,135    $2,141,260
                                                                       ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable                                               $  667,803    $  561,695
  Notes, net                                                              348,681       348,524
  Line of credit                                                           20,000        92,000
  Accounts payable and accrued expenses                                    29,478        23,544
  Accrued interest payable                                                  8,047         8,354
  Due to affiliates                                                         1,639         1,568
  Rents received in advance and other liabilities                          12,817        11,138
  Security deposits                                                        11,447        10,131
  Distributions payable                                                    37,210        30,826
                                                                       ----------    ----------
       Total liabilities                                                1,137,122     1,087,780
                                                                       ----------    ----------
Commitments and contingencies
Minority Interests                                                        155,031       168,963
                                                                       ----------    ----------

Shareholders' equity:
   Preferred Shares of beneficial interest,
       $.01 par value; 10,000,000 shares authorized:
       9 3/8% Series A Cumulative Redeemable Preferred
       Shares of Beneficial Interest, liquidation preference
       $25 per share, 6,120,000 shares issued and outstanding             153,000       153,000
       9 1/8% Series B Cumulative Redeemable Preferred
       Shares of Beneficial Interest, liquidation preference
       $250 per share, 500,000 shares issued and outstanding              125,000       125,000
   Common Shares of beneficial interest, $.01 par value,
       100,000,000 shares authorized, 43,349,349 shares issued
       and outstanding as of June 30, 1996 and 35,011,715
       shares issued and outstanding as of December 31, 1995                  433           350
   Paid in capital                                                        893,262       652,829
   Employee notes                                                          (5,294)       (5,331)
   Distributions in excess of accumulated earnings                        (64,419)      (41,331)
                                                                       ----------    ----------
       Total shareholders' equity                                       1,101,982       884,517
                                                                       ----------    ----------
       Total liabilities and shareholders' equity                      $2,394,135    $2,141,260
                                                                       ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in thousands except for per share data)
                                  (Unaudited)

                                                                      Six Months Ended June 30,    Quarters Ended June 30,
                                                                     --------------------------   ------------------------
                                                                        1996           1995           1996          1995
                                                                     ---------     ------------   ----------     ---------
REVENUES
  Rental income                                                      $ 209,239     $ 179,700       $ 107,796     $  90,274
  Fee and asset management                                               3,303         3,761           1,758         1,899
  Interest income - investment in mortgage notes                         5,866           -             3,156         -
  Interest and other income                                              1,180         1,715             557         1,121
                                                                     ---------     ---------       ---------     ---------
        Total revenues                                                 219,588       185,176         113,267        93,294
                                                                     ---------     ---------       ---------     ---------
EXPENSES
    Property and maintenance                                            59,217        51,594          30,551        26,346
    Real estate taxes and insurance                                     21,229        18,383          10,950         9,093
    Property management                                                  8,800         7,688           4,365         3,668
    Fee and asset management                                             2,126         1,940           1,020           954
    Depreciation                                                        42,933        33,920          22,317        17,311
    Interest:
         Expense incurred                                               37,024        39,091          18,783        19,526
         Amortization of deferred financing costs                        1,895         1,702             951           916
    General and administrative                                           4,105         4,094           2,026         1,936
                                                                     ---------     ---------       ---------     ---------
      Total expenses                                                   177,329       158,412          90,963        79,750
                                                                     ---------     ---------       ---------     ---------
Income before gain on disposition of properties,
    extraordinary item and allocation to Minority Interests             42,259        26,764          22,304        13,544
  Gain on disposition of properties                                      2,346           -             1,006         -
                                                                     ---------     ---------       ---------     ---------
Income before extraordinary item and allocation
    to Minority Interests                                               44,605        26,764          23,310        13,544
  Gain on early extinguishment of debt                                   -             2,000             -           2,000
                                                                     ---------     ---------       ---------     ---------
Income before allocation to Minority Interests                          44,605        28,764          23,310        15,544

Income allocated to Minority Interests                                  (5,923)       (5,938)         (3,022)       (3,062)
                                                                     ---------     ---------       ---------     ---------

Net income                                                              38,682        22,826          20,288        12,482

Preferred distributions                                                 12,874         1,195           6,437         1,195
                                                                     ---------     ---------       ---------     ---------

Net income available to Common Shares                                $  25,808     $  21,631       $  13,851     $  11,287
                                                                     =========     =========       =========     =========

Net income per weighted average Common Share outstanding             $    0.65     $    0.63       $    0.34     $    0.33
                                                                     =========     =========       =========     =========

Weighted average Common Shares outstanding                              39,496        34,213          41,114        34,328
                                                                     =========     =========       =========     =========

Distributions declared per Common Share outstanding                  $    1.18     $    1.06       $    0.59     $    0.53
                                                                     =========     =========       =========     =========




    The accompanying notes are an integral part of the financial statements.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                           Six Months Ended June 30,
                                                                                     -------------------------------------
                                                                                        1996                     1995
                                                                                     -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $  38,682                 $  22,826
  Adjustments to reconcile net income to
     net cash provided by operating activities:
  Income allocated to Minority Interests                                                 5,923                     5,938
  Depreciation                                                                          42,933                    33,920
  Amortization of deferred financing costs (including discount on 1999
     and 2002 Notes)                                                                     2,052                     1,817
  Gain on disposition of properties                                                     (2,346)                      -
  Gain on early extinguishment of debt                                                    -                       (2,000)
  Changes in assets and liabilities:
     (Increase) in rents receivable                                                       (661)                     (294)
     Decrease (increase) in deposits - restricted                                       10,872                    (1,101)
     Decrease in other assets                                                              757                     2,311
     (Decrease) in due to affiliates                                                      (200)                   (1,172)
     Increase in accounts payable and accrued expenses                                   6,262                     3,994
     (Decrease) increase in accrued interest payable                                      (307)                    1,741
     Increase in rents received in advance and other liabilities                         1,679                     1,149
                                                                                     ---------                 ---------
   Net cash provided by operating activities                                           105,646                    69,129
                                                                                     ---------                 ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in rental properties, net                                                (262,921)                  (45,574)
  Improvements to rental property                                                      (13,749)                  (13,506)
  Additions to non-rental property                                                        (725)                   (2,026)
  Proceeds from disposition of rental property                                          10,183                       -
  (Increase) in mortgage deposits                                                         (711)                   (2,926)
  Deposits (made) on rental property acquisitions                                       (4,000)                     (500)
  Deposits applied on rental property acquisitions                                         100                     2,058
  Decrease in investment in mortgage notes, net                                            386                       -
  Other investing activities                                                               (96)                    4,301
                                                                                     ---------                 ---------
    Net cash (used for) investing activities                                          (271,533)                  (58,173)
                                                                                     ---------                 ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of Common Shares                                                  229,787                       -
  Proceeds from sale of Preferred Shares                                                  -                      153,000
  Proceeds from exercise of options                                                      2,551                       303
  Proceeds from sale of Fixed Rate Notes, net of discount                                 -                      124,011
  Redemption of Preference Units                                                        (1,083)                     (401)
  Payment of offering costs                                                               (334)                   (5,302)
  Distributions to Common Share and Preferred Share owners                             (55,736)                  (35,837)
  Distributions to Minority Interests                                                  (10,100)                   (9,160)
  Principal receipts on employee notes                                                      37                       124
  Proceeds from restructuring of tax-exempt bond investments                            77,095                       -
  Loan to title holding entities                                                        (4,900)                      -
  Proceeds from line of credit                                                         157,000                    60,000
  Repayments on line of credit                                                        (229,000)                 (222,000)
  Principal payments on mortgage notes payable                                          (1,864)                  (34,562)
  Loan and bond acquisition costs                                                         (404)                   (2,325)
  Increase in security deposits                                                          1,316                       241
                                                                                     ---------                 ---------
    Net cash provided by financing activities                                          164,365                    28,092
                                                                                     ---------                 ---------
Net (decrease) increase in cash and cash equivalents                                    (1,522)                   39,048
Cash and cash equivalents, beginning of period                                          13,428                    20,038
                                                                                     ---------                 ---------
Cash and cash equivalents, end of period                                             $  11,906                 $  59,086
                                                                                     =========                 =========

    The accompanying notes are an integral part of the financial statements.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (Amounts in thousands)
                                  (Unaudited)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                        -------------------------
                                                                           1996            1995
                                                                        -------------------------
Supplemental information:
  Cash paid during the period for interest                                $37,331         $37,350
                                                                          =======         =======

  Mortgage loans assumed through acquisitions of rental properties        $30,878         $   -
                                                                          =======         =======

  Rental property assumed through foreclosure                             $10,854         $   -
                                                                          =======         =======




  The accompanying notes are an integral part of the financial statements.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

DEFINITION OF SPECIAL TERMS:

Capitalized terms used herein and not defined are as defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

1.   BUSINESS

     Equity Residential Properties Trust, formed in March 1993, and its subsidiaries (collectively, the "Company"), is a self-administered and self-managed equity real estate investment trust ("REIT"). As of June 30, 1996, the Company controlled a portfolio of 191 multifamily residential properties (individually a "Property" and collectively the "Properties"). The Company's interest in six of these Properties consists solely of ownership of debt collateralized by such Properties. The Company also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties (the "Additional Properties").

2.   BASIS OF PRESENTATION

     The balance sheet and statements of operations and cash flows as of and for the quarter and six months ended June 30, 1996 represent the consolidated financial information of the Company and its subsidiaries.

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

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (UNAUDITED)



3.   INVESTMENT IN RENTAL PROPERTY

     During the six months ended June 30, 1996, the Company acquired the 18 Properties listed below. Each Property was purchased from an unaffiliated third party. The cash portion of these transactions was primarily funded from the Company's line of credit.


                                                                               Total
  Date                                                       Number       Acquisition Cost
Acquired   Property                    Location              of Units      (in thousands)
- --------   --------                    --------              --------      --------------
02/07/96  7979 Westheimer              Houston, TX                459           $ 14,410
02/27/96  Sabal Pointe (formerly
          Vinings at Coral Springs)    Coral Springs, FL          275             19,452
03/01/96  The Plantations              Cary, NC                   344             19,879
03/05/96  Heron Landing (formerly
          Oxford & Sussex)             Sunrise, FL                144              7,112
03/12/96  Pines of Cloverlane          Ann Arbor, MI              592             19,285
03/14/96  Regency Palms                Huntington Beach, CA       310             18,629
03/21/96  Port Royale II               Ft. Lauderdale, FL         161             10,196
04/16/96  Twenty-nine Hundred on
          First                        Seattle, WA                135             11,782
05/22/96  Woodland Hills               Decatur, GA                228             12,254
05/31/96  Ivy Place (formerly Post
          Place)                       Atlanta, GA                122              7,933
06/03/96  Ridgetree                    Dallas, TX                 798             20,949
06/05/96  Country Ridge                Farmington Hills, MI       252             16,058
06/07/96  Rosehill Pointe              Lenexa, KS                 498             20,734
06/07/96  Forest Ridge                 Arlington, TX              660             23,393
06/12/96  Canyon Sands                 Phoenix, AZ                412             14,761
06/12/96  Desert Sands                 Phoenix, AZ                412             14,644
06/25/96  Chandler Court               Chandler, AZ               311             13,531
06/28/96  Lands End                    Pacifica, CA               260             18,253
                                                                -----           --------
                                                                6,373           $283,255
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

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (UNAUDITED)

4. DISPOSITION OF RENTAL PROPERTIES

   On January 31, 1996, the Company sold Sanddollar Apartments located in Tulsa, Oklahoma for a sales price of $6.2 million. The gain for financial reporting purposes was approximately $1.3 million.

   On June 25, 1996, the Company sold Deer Run Apartments located in Charleston, South Carolina for a sales price of $3.95 million. The gain for financial reporting purposes was approximately $1 million.

5. COMMITMENTS TO ACQUIRE AND DISPOSE RENTAL PROPERTIES

   As of June 30, 1996, the Company had entered into separate agreements to acquire five multifamily residential properties containing 1,729 units and a vacant land parcel from unaffiliated third parties. The expected combined purchase price is approximately $86.1 million, which includes the assumption of mortgage indebtedness of approximately $57.65 million.

   Also as of June 30, 1996, the Company had entered into an agreement to dispose of one Property containing 200 units to an unaffiliated third party. The expected sales price is $5.15 million.

   The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the two preceding paragraphs.

6. INVESTMENT IN MORTGAGE NOTES

   Investment in mortgage notes, net represents the Company's investment in subordinated mortgages collateralized by the Additional Properties.

7. SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

   On May 21, 1996, the Company completed an offering of 2,300,000 publicly registered Common Shares, which were sold at a net price of $30.50 per share. On May 28, 1996, the Company completed the sale of 73,287 publicly registered Common Shares to employees of the Company and to employees of EGI and certain of their respective affiliates and consultants at a price equal to $30.50 per share. On May 30, 1996, the Company completed an offering of 1,264,400 publicly registered Common Shares, which were sold at a net price of $30.75 per share. The Company received net proceeds of approximately $111.3 million in connection with the sale of the 3,637,687 Common Shares mentioned above (collectively, the "May 1996 Common Share Offerings").


   The following table presents the changes in the Company's issued and outstanding Common Shares for the six months ended June 30, 1996:

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (UNAUDITED)




   Balance at January 1, 1996                                           35,011,715
   Common Shares issued through January 1996 Common Share Offering       1,725,000
   Common Shares issued through February 1996 Common Share Offering      2,300,000
   Common Shares issued through May 1996 Common Share Offerings          3,637,687
   Conversion of OP Units into Common Shares                               540,961
   Common Shares issued through restricted share awards                     21,879
   Common Shares issued through exercise of options                        102,106
   Common Shares issued for profit-sharing contribution                     10,001
                                                                        ----------
   Balance at June 30, 1996                                             43,349,349
                                                                        ==========

Assuming conversion of all OP Units into Common Shares, total Common Shares outstanding at June 30, 1996 would have been 52,200,105.

     On March 1, 1996, the Operating Partnership exercised its option to convert all of the remaining Preference Units into OP Units. This conversion resulted in 1,182,835 OP Units being issued.

     On June 26, 1996, the Company filed with the SEC a Form S-3 Registration Statement to register 608,665 Common Shares which may be issued by the Company to holders of 608,665 OP Units. The SEC has not yet declared the Registration Statement effective.

     The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest are collectively referred to as the "Minority Interests". As of June 30, 1996, the Minority Interests held 8,850,756 OP Units which represented a 16.96% interest in the Operating Partnership.

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

     The Company paid a $0.59 per Common Share distribution on July 12, 1996 for the quarter ended June 30, 1996, to Common Share holders of record on June 28, 1996.

     The Company also paid a $0.5859 per share distribution on July 15, 1996 for the quarter ended June 30, 1996 to Series A Preferred Share holders of record on June 28, 1996. In addition, the Company paid a $5.703 distribution per $250 Preferred Share (or a $0.5703 distribution per $25 Depositary Share) for the quarter ended June 30, 1996 to holders of record on June 28, 1996.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (UNAUDITED)

8. MORTGAGE NOTES PAYABLE

     As of June 30, 1996, the Company had outstanding mortgage indebtedness of approximately $667.8 million encumbering 82 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $137.9 million) was $893.3 million. In connection with the Properties acquired during the six months ended June 30, 1996, the Company assumed the outstanding mortgage balances on four Properties in the aggregate amount of $30.9 million. In addition, the Company restructured a portion of its tax-exempt bond investments resulting in an increase in mortgage indebtedness of approximately $77.1 million. Scheduled maturities for the Company's outstanding mortgage indebtedness are at various dates through April 1, 2027. As of June 30, 1996, fixed interest rates on certain of these mortgage notes ranged from 4% to 10.27% and variable interest rates on certain of the mortgage notes ranged from 3.15% to 7.51%. Subsequent to June 30, 1996, the Company repaid the outstanding mortgage balance on two Properties in the amount of approximately $19 million.

9. LINE OF CREDIT

     The Company, through the Operating Partnership, has a $250 million unsecured line of credit with Wells Fargo Realty Advisors Funding, Incorporated, as agent. This line of credit matures in November 1996 unless extended by the parties. Borrowings under this line of credit currently bear interest at a rate equal to the one month LIBOR, plus 1.375%. As of June 30, 1996, $20 million was outstanding under this facility and was bearing interest at an interest rate of 6.875%.

10.  NOTES

     Included in this balance are the 1999 Notes, the Floating Rate Notes and the 2002 Notes.

     The 1999 Notes were issued at a discount, which is being amortized over the life of the 1999 Notes on a straight-line basis. As of June 30, 1996 the unamortized discount balance was approximately $0.5 million. The 1999 Notes are due May 15, 1999 and bear interest at a rate of 8.5%, which is payable semiannually in arrears on May 15 and November 15.

     The Floating Rate Notes are due on December 22, 1997 and bear interest at three month LIBOR plus 0.75%, which is payable quarterly in arrears on the third Wednesday of each February, May, August and November of each year.

     The 2002 Notes were issued at a discount, which is being amortized over the life of the 2002 Notes on a straight-line basis. As of June 30, 1996 the unamortized discount balance was approximately $0.8 million. The 2002 Notes are due on April 15, 2002 and bear interest at 7.95%, which is payable semi-annually on each April 15 and October 15.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (UNAUDITED)

11.  DEPOSITS - RESTRICTED

     Deposits - restricted shown on the Company's Consolidated Balance Sheet as of June 30, 1996 included a deposit held in a third party escrow account which deposit was made in connection with one of the Company's dispositions. Approximately $3.9 million were held in this account and were utilized for one property the Company purchased subsequent to June 30, 1996. Also included in the deposits - restricted amount were approximately $4 million of earnest money deposits made for property acquisitions. Also included in the deposits - restricted amount were tenant security and utility deposits made for certain of the Company's Properties.

12.  COMMITMENTS AND CONTINGENCIES

     There have been no new or significant developments related to the commitments and contingencies that were discussed in Note 16 to the Company's Form 10-K for the year ended December 31, 1995.

13.  SUBSEQUENT EVENTS

     On July 2, 1996, the Company acquired Sunny Oak Village Apartments, a 548-unit multifamily residential property located in Overland Park, Kansas from an unaffiliated third party. The purchase price was approximately $22.2 million.

     On July 2, 1996, the Company acquired Mallard Cove Apartments, a 211-unit multifamily residential property located in Greenville, South Carolina from an unaffiliated third party. The purchase price was $7.85 million.

     On July 16, 1996, the Company acquired Pine Meadow Apartments, a 204-unit multifamily residential property located in Greensboro, North Carolina from an unaffiliated third party. The purchase price was $7.19 million, which included the assumption of mortgage indebtedness of approximately $4.9 million.

     On July 19, 1996, the Company acquired Summer Ridge Apartments (136 units) located in Riverside, California; Promenade Terrace Apartments (330 units) located in Corona Hills, California; and South Creek Apartments (528 units) located in Mesa, Arizona, all multifamily residential properties from an unaffiliated third party. The combined purchase price was $55.53 million, which included the assumption of mortgage indebtedness of approximately $33.2 million.

     On August 1, 1996, the Company acquired Pueblo Villas Apartments, a 232-unit multifamily residential property located in Albuquerque, New Mexico from an unaffiliated third party. The purchase price was $8.5 million.

     Subsequent to June 30, 1996 and through August 13, 1996, the Company entered into separate agreements to acquire 11 multifamily residential properties consisting of 2,777 units from

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (UNAUDITED)

unaffiliated third parties. The expected combined purchase price is approximately $137.75 million, which includes the assumption of mortgage indebtedness of $12.6 million.

     The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraph.

     In August 1996, the Operating Partnership issued $150 million of unsecured fixed rate notes (the "2026 Notes") in connection with the Debt Shelf Registration in a public debt offering. The 2026 Notes are due on August 15, 2026 and bear interest at 7.57%, which is payable semi-annually in arrears on February 15 and August 15, commencing February 15, 1997. The Operating Partnership received net proceeds of approximately $148.7 million in connection with this offering and subsequently repaid amounts outstanding on the line of credit.

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

RESULTS OF OPERATIONS

     Since the Company's IPO, the Company has acquired direct or indirect interests in 130 properties (the "Acquired Properties"), containing 40,755 units in the aggregate for a total purchase price of approximately $1.9 billion, including the assumption of approximately $442.8 million of mortgage indebtedness. The Company's interest in six of the Acquired Properties consists solely of ownership of the debt collateralized by such Acquired Properties. The Company purchased ten of such Acquired Properties consisting of 2,694 units between the IPO and December 31, 1993 (the "1993 Acquired Properties"); 84 of such Acquired Properties consisting of 26,285 units in 1994 (the "1994 Acquired Properties"); 17 of such Acquired Properties consisting of 5,035 units in 1995 (the "1995 Acquired Properties"); and 19 of such Acquired Properties consisting of 6,741 units between January 1, 1996 and June 30, 1996 (the "1996 Acquired Properties"). In addition, in August 1995, the Company made an investment in partnership interests and subordinated mortgages collateralized by the 21 Additional Properties. The Acquired Properties were presented in the Consolidated Financial Statements of the Company from the date of each acquisition.

     During 1995, the Company also disposed of six properties containing 2,445 units (the "1995 Disposed Properties") for a total sales price of approximately $52 million and the release of mortgage indebtedness of $20.5 million. During the six months ended June 30, 1996, the Company disposed of two properties (the "1996 Disposed Properties") for a total sales price of $10.15 million.

     The Company's overall results of operations for the quarter and six months ended June 30, 1996 have been impacted by the Company's acquisition and disposition activity. The significant increases in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense and property management can all primarily be attributed to the acquisition of the 1995 Acquired Properties and 1996 Acquired Properties. The impact of the 1995 Acquired Properties is discussed in greater detail in the following paragraphs. The Company's disposition activity partially offset the increases to these same accounts.

     Properties that the Company owned for all of both the six months ended June 30, 1996 and June 30, 1995 (the "Six-Month 1996 Same Store Properties") and Properties that the Company owned for all of both the quarters ended June 30, 1996 and June 30, 1995 (the "Second-Quarter 1996 Same Store Properties") also impacted the Company's results of operations and are discussed as well in the

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.(Continued)


following paragraphs.


                 COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996
                       TO SIX MONTHS ENDED JUNE 30, 1995

     For the six months ended June 30, 1996, income before gain on disposition of properties, extraordinary item and allocation to Minority Interests increased by $15.5 million when compared to the six months ended June 30, 1995. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, fee and asset management and depreciation expense. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1996 Acquired Properties and 1995 Acquired Properties. These increases were partially offset by the 1995 Disposed Properties and the 1996 Disposed Properties. Interest income of $5.9 million earned on the Company's mortgage note investment was an additional factor that impacted the six month to six month changes.

     In regard to the Six-Month 1996 Same Store Properties, rental revenues increased by approximately $9.9 million or 5.8% primarily as a result of higher rental rates charged to new tenants and tenant renewals. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses increased approximately $2.9 million or 4%. This increase was primarily the result of higher payroll expenses, leasing and advertising costs and utilities costs. For 1996 the Company also increased its per unit charge for property level insurance which increased insurance expense by approximately $0.6 million.

     Property management represents expenses associated with the management of the Company's Properties. These expenses increased by approximately $1.1 million primarily as a result of the expansion of the Company's property management with the addition of a regional operations center in Seattle, Washington.

     Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Company that are managed for affiliates. These revenues decreased by $0.5 million due to the disposition of certain of these properties.

     Interest expense, including amortization of deferred financing costs, decreased by approximately $1.9 million. Of this decrease, $3.9 million was due to having a lower average balance outstanding on the Company's line of credit and $2.6 million was due to the repayment of mortgage indebtedness on certain of the 1994 Acquired Properties and Zell Properties. This decrease was offset by an increase of approximately $1.5 million due to the interest associated with the debt assumed on the 1995 Acquired Properties and 1996 Acquired Properties, $0.1 million was due to interest related to the 1999 Notes and the Floating Rate Notes and $3 million was due to interest related to the 2002 Notes.

     General and administrative expenses, which include corporate operating expenses, increased slightly between the periods under comparison. General and administrative expenses as a percentage

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

Itme 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


of total revenues decreased from 2.2% for the six months ended June 30, 1995 to 1.9% for the six months ended June 30, 1996.

     COMPARISON OF QUARTER ENDED JUNE 30, 1996 TO QUARTER ENDED JUNE 30, 1995

     For the quarter ended June 30, 1996, income before gain on disposition of property, extraordinary item and allocation to Minority Interests increased by $8.8 million when compared to the quarter ended June 30, 1995. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, fee and asset management and depreciation expense. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1996 Acquired Properties and 1995 Acquired Properties. These increases were partially offset by the 1995 Disposed Properties and the 1996 Disposed Properties. Interest income of $3.2 million earned on the Company's mortgage note investment was an additional factor that impacted the quarter to quarter changes.

     In regard to the Second Quarter 1996 Same Store Properties, rental revenues increased by approximately $5.3 million or 6.1% as a result of higher rental rates charged to new tenants and tenant renewals. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses increased approximately $1.2 million or 3.2%. This increase was primarily the result of higher payroll expenses, leasing and advertising costs and utilities costs. For 1996 the Company also increased its per unit charge for property level insurance which increased insurance expense by $0.3 million.

     Property management represents expenses associated with the management of the Company's Properties. These expenses increased by approximately $0.7 million primarily as a result of the expansion of the Company's property management with the addition of a regional operations center in Seattle, Washington.

     Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Company that are managed for affiliates. These revenues decreased by $0.1 million due to the disposition of certain of these properties.

   Interest expense, including amortization of deferred financing costs, decreased by approximately $0.8 million. Of this decrease, $1 million was due to having a lower average balance outstanding on the Company's line of credit and $1 million was due to the repayment of mortgage indebtedness on certain of the 1994 Acquired Properties and Zell Properties. This decrease was offset by an increase of approximately $0.8 million due to the interest associated with the debt assumed on the 1995 Acquired Properties and 1996 Acquired Properties and $0.4 million was due to interest related to the 2002 Notes.

     General and administrative expenses, which include corporate operating expenses, increased slightly between the quarters under comparison. General and administrative expenses as a percentage

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

of total revenues decreased from 2.1% for the quarter ended June 30, 1995 to 1.8% for the quarter ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

   As of January 1, 1996, the Company had approximately $13.4 million of cash and cash equivalents and $158 million available on its line of credit. After taking into effect the various transactions discussed in the following paragraphs, the Company's cash and cash equivalents balance at June 30, 1996 was approximately $11.9 million and the amount available on the Company's line of credit was $230 million. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash provided by financing activities, which amounts for each period under comparison are presented in the Company's Statements of Cash Flows.

   Part of the Company's strategy in funding the purchase of multifamily residential properties is to utilize its line of credit and to subsequently repay the line of credit with proceeds from the issuance of additional equity or debt securities. Continuing to employ this strategy, the Company completed the January 1996 Common Share Offering and received net proceeds of approximately $50.7 million, substantially all of which were applied to repay a portion of the outstanding balance on the Company's line of credit. In addition, the Company completed the February 1996 Common Share Offering and received net proceeds of approximately $67.8 million. Of these proceeds, $60 million were applied to repay the remaining outstanding balance on the Company's line of credit. The remaining proceeds were subsequently used to purchase additional properties. In connection with the May 1996 Common Share Offerings, the Company received net proceeds of approximately $111.3 million. Of these proceeds, $57 million were applied to repay the remaining outstanding balance on the Company's line of credit and the remaining proceeds were subsequently used to purchase additional Properties.

   In June 1996, the Company restructured certain of its tax-exempt bond investments and received approximately $77.1 million of proceeds in connection therewith. Of these proceeds $70 million were used to repay the remaining outstanding balance on the Company's line of credit. Also in connection with this transaction, the Company made a loan in the amount of $4.9 million to the entities that hold title to the Properties that collateralize the tax-exempt bond indebtedness. The proceeds of this loan were used to pay the costs related to this transaction.

   In August 1996, the Operating Partnership issued $150 million of unsecured fixed rate notes in connection with the Debt Shelf Registration in a public debt offering. The Operating Partnership received net proceeds of approximately $148.7 million in connection with this offering and subsequently repaid amounts outstanding on the line of credit.

   With respect to Property acquisitions during the six month period, the Company purchased 19 Properties containing 6,741 units for a total of approximately $291 million, which included the

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

assumption of $45.3 million of mortgage indebtedness. These acquisitions were primarily funded from amounts drawn on the Company's line of credit, proceeds funded from third party escrow accounts related to the tax-deferred exchange of certain properties and a portion of the proceeds received in connection with the Common Share offerings as mentioned in the previous paragraph. Subsequent to June 30, 1996, the Company acquired seven additional properties for a purchase price of $101 million. These acquisitions were primarily funded from the Company's line of credit. The Company is actively seeking to acquire additional multifamily residential properties with physical and market characteristics similar to the Properties and is currently under contract with various sellers to purchase up to 4,506 units. The combined purchase price of these probable acquisitions is approximately $224 million. The closings of these transactions are subject to certain contingencies and conditions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects.

   During the six months ended June 30, 1996, the Company disposed of two properties which generated net proceeds of $10 million. These proceeds were ultimately applied to purchase additional properties.

   As of June 30, 1996, the Company had total indebtedness of approximately $1 billion, which included conventional mortgages of $428.8 million, unsecured debt of $350 million (net of a $1.3 million discount), tax exempt bond indebtedness of $239 million and $20 million outstanding on the Company's line of credit.

   During the six months ended June 30, 1996, total capital expenditures for the Company approximated $20 million. Of this amount, $5.6 million related to capital improvements and major repairs for the Acquired Properties. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for the remaining portion of 1996 including amounts for the 1996 Acquired Properties are budgeted to be approximately $25 million.

   Minority Interests as of June 30, 1996 decreased by $13.9 million when compared to December 31, 1995. The primary factors that impacted this account during the six month period were distributions declared to Minority Interests, which amounted to $10.5 million for the six month period, the allocation of income from operations in the amount of $5.9 million and the conversion of OP Units into Common Shares.

   Total distributions paid during the six months ended June 30, 1996 amounted to $65.8 million. On May 29, 1996, the Company declared a $0.59 distribution per Common Share, $0.5859 distribution per Series A Preferred Share and $5.703 distribution per $250 Preferred Share (or a $0.5703 distribution per $25 Depositary Share) payable to shareholders of record on June 28, 1996. Total distributions paid in July 1996 for the quarter ended June 30, 1996 amounted to approximately $37 million.

                     EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Company also expects to meet its long-term liquidity requirements, such as scheduled mortgage debt maturities, reduction of outstanding amounts under its line of credit, property acquisitions and significant capital improvements by long-term collateralized and un-collateralized borrowings and the issuance of equity securities including additional OP Units as well as from proceeds received from the disposition of certain Properties. In addition, the Company has certain uncollateralized Properties available for additional mortgage borrowings in the event that the public capital markets are unavailable to the Company or the cost of capital to the Company in such markets is too high.

   The Company currently has a $250 million line of credit which will continue to be used for property acquisitions and for any working capital needs. As of August 13, 1996, no amounts were outstanding under this facility. This facility is scheduled to mature in November 1996; however, it is the Company's current intent to renegotiate the extension of this facility or replace it with a similar facility.

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

   For the six months ended June 30, 1996, FFO, based on the new definition (except for the effect of amortization of deferred financing costs related to Predecessor Business of approximately $316,000), increased by $12.2 million when compared to the six months ended June 30, 1995 to approximately $71.6 million. For the quarter ended June 30, 1996, FFO, based on the new definition (except for the effect of amortization of deferred financing costs related to Predecessor Business of approximately $157,000), increased by $8.2 million when compared to the quarter ended June 30, 1995 to approximately $37.8 million.

                          PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

The discussion in Note 12 of "Notes to Consolidated Financial Statements" is incorporated herein by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits: None

(B)  Reports on Form 8-K:


A report on Form 8-K, dated May 15, 1996, was filed on May 21, 1996.

A report on Form 8-K, dated May 23, 1996, was filed on May 30, 1996.

A report on Form 8-K, dated May 24, 1996, was filed on May 30, 1996.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        EQUITY RESIDENTIAL PROPERTIES TRUST

Date: August 13, 1996              By:  /s/         Bruce C. Strohm
      ---------------                   ---------------------------------------
                                                    Bruce C. Strohm
                                           Executive Vice President, General
                                                 Counsel and Secretary



Date: August 13, 1996              By:  /s/        Michael J. McHugh
      ---------------                   ---------------------------------------
                                                   Michael J. McHugh
                                        Senior Vice President, Chief Accounting
                                                 Officer and Treasurer