Form 10-K/A
period 1995-12-31
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 1996-08-26
CIK 906107

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  Form 10-K/A

                      AMENDMENT TO APPLICATION OR REPORT

                   Filed Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                      Equity Residential Properties Trust
              --------------------------------------------------
            (Exact Name of Registrant as Specified In Its Charter)



                                AMENDMENT NO. 1



The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K as set forth in the pages attached hereto:

Filing of amended information in Part IV, Item 14 of Form 10-K for the year ended December 31, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Equity Residential Properties Trust
              --------------------------------------------------
            (Exact Name of Registrant as Specified In Its Charter)



                                 Equity Residential Properties Trust

Date:  August 26, 1996

                                 By:  /s/ Michael J. McHugh
                                      ----------------------------------
                                      Michael J. McHugh
                                      Senior Vice President, Chief
                                      Accounting Officer and Treasurer

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Trustees
Equity Residential Properties Trust

     We have audited the accompanying consolidated balance sheets of Equity Residential Properties Trust and Predecessor Business (the "Company") as of December 31, 1995 and 1994, and the related consolidated and combined statements of operations, changes in shareholders' equity and predecessor business capital account and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Residential Properties Trust and Predecessor Business as of December 31, 1995 and 1994, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                     GRANT THORNTON L.L.P.

Chicago, Illinois
February 14, 1996, except for
Note 20, as to which the date
is March 14, 1996

Note 4(a) of the Notes to Consolidated and Combined Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 1995 is hereby amended and restated in its entirety as follows:

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a)  Rental Property

     Rental property is recorded at cost less accumulated depreciation less an adjustment , if any, for impairment. Rental properties intended to be held and operated by the Company over their remaining useful life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the particular rental property may not be recoverable. If these events or changes in circumstances are present, the Company estimates the sum of the expected future cash flows (undiscounted) to result from the operations and eventual disposition of that particular rental property, and if less than the carrying amount of the rental property, the Company will recognize an impairment loss. Upon recognition of any impairment loss the Company measures that loss based on the amount by which the carrying amount of the rental property exceeds the estimated fair value of the rental property.

     For rental properties to be disposed of, an impairment loss is recognized when the fair value of the rental property, less the estimated cost to sell, is less than the carrying amount of the rental property measured at the time the Company has a commitment to sell the property and/or is actively marketing the property for sale. Rental property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell.

     Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The Company uses a 30-year estimated life for buildings and land improvements and up to a seven-year estimated life for furniture, fixtures and equipment. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve and/or extend the useful life of the asset are capitalized over their estimated useful life. Initial direct leasing costs are expensed as incurred and such expense approximates the deferral and amortization of initial direct leasing costs over the lease terms. Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Company. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on sale or disposition is recognized in accordance with generally accepted accounting principles.