Form 10-Q
period 1996-09-30
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 1996-11-13
CIK 906107

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1996

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 1-12252

                      EQUITY RESIDENTIAL PROPERTIES TRUST
            (Exact Name of Registrant as Specified in Its Charter)

                 MARYLAND                                  36-3877868
(State or Other Jurisdiction of Incorporation         (I.R.S. Employer
or Organization)                                      Identification  No.)

       TWO NORTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS             60606
         (Address of Principal Executive Offices)             (Zip Code)

                                (312) 474-1300
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     X     No  ________
                                        -------

                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

AT NOVEMBER 12, 1996, 46,493,667 OF THE REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST WERE OUTSTANDING.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                           September 30,      December 31,
                                                                                               1996              1995
                                                                                           --------------     -------------
ASSETS
Investment in rental property
  Land                                                                                    $      263,020     $     210,369
  Depreciable property                                                                         2,484,061         1,976,267
                                                                                           --------------     -------------
                                                                                               2,747,081         2,186,636
  Accumulated depreciation                                                                      (273,395)         (217,183)
                                                                                           --------------     -------------
    Investment in rental property, net of accumulated depreciation                             2,473,686         1,969,453

Real estate held for disposition                                                                  11,260               -
Cash and cash equivalents                                                                        152,545            13,428
Investment in mortgage notes, net                                                                 86,486            87,154
Rents receivable                                                                                   2,126             1,073
Deposits - restricted                                                                              5,501            18,272
Escrow deposits - mortgage                                                                        14,953            16,745
Deferred financing costs, net                                                                     13,062            12,653
Other assets                                                                                      25,247            22,482
                                                                                           --------------     -------------
       TOTAL ASSETS                                                                       $    2,784,866     $   2,141,260
                                                                                           ==============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable                                                                  $      738,862     $     561,695
  Notes, net                                                                                     498,761           348,524
  Line of credit                                                                                     -              92,000
  Accounts payable and accrued expenses                                                           36,063            23,544
  Accrued interest payable                                                                        14,682             8,354
  Due to affiliates                                                                                  778             1,568
  Rents received in advance and other liabilities                                                 16,813            11,138
  Security deposits                                                                               12,945            10,131
  Distributions payable                                                                           39,233            30,826
                                                                                           --------------     -------------
       TOTAL LIABILITIES                                                                       1,358,137         1,087,780
                                                                                           --------------     -------------
Commitments and contingencies
Minority Interests                                                                               154,839           168,963
                                                                                           --------------     -------------
Shareholders' equity:
  Preferred Shares of beneficial interest,
       $.01 par value; 10,000,000 shares authorized:
       9 3/8% Series A Cumulative Redeemable Preferred
       Shares of Beneficial Interest, liquidation preference
       $25 per share, 6,120,000 shares issued and outstanding                                    153,000           153,000
       9 1/8% Series B Cumulative Redeemable Preferred
       Shares of Beneficial Interest, liquidation preference
       $250 per share, 500,000 shares issued and outstanding                                     125,000           125,000
       9 1/8% Series C Cumulative Redeemable Preferred
       Shares of Beneficial Interest, liquidation preference
       $250 per share, 460,000 shares issued and outstanding                                     115,000               -
  Common Shares of beneficial interest, $.01 par value,
       100,000,000 shares authorized, 45,774,868 shares issued
       and outstanding as of September 30, 1996 and 35,011,715
       shares issued and outstanding as of December 31, 1995                                         458               350
   Paid in capital                                                                               962,647           652,829
   Employee notes                                                                                 (5,274)           (5,331)
   Distributions in excess of accumulated earnings                                               (78,941)          (41,331)
                                                                                           --------------     -------------
       Total shareholders' equity                                                              1,271,890           884,517
                                                                                           --------------     -------------
       Total liabilities and shareholders' equity                                         $    2,784,866     $   2,141,260
                                                                                           ==============     =============

     The accompanying notes are an integral part of financial statements.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in thousands except for per share data)
                                  (Unaudited)

                                                                 NINE MONTHS ENDED SEPTEMBER 30,      QUARTERS ENDED SEPTEMBER 30,
                                                                 ------------------------------       ---------------------------
                                                                      1996            1995                1996            1995
                                                                 ------------------------------       ---------------------------
REVENUES
  Rental income                                                  $    327,749    $    273,723         $    118,510    $    94,023
  Fee and asset management                                              4,982           5,461                1,679          1,700
  Interest income - investment in mortgage notes                        9,084           1,934                3,218          1,934
  Interest and other income                                             2,232           3,652                1,052          1,937
                                                                  ------------    ------------         ------------    -----------
        Total revenues                                                344,047         284,770              124,459         99,594
                                                                  ------------    ------------         ------------    -----------

EXPENSES
    Property and maintenance                                           93,128          82,307               34,183         30,713
    Real estate taxes and insurance                                    32,301          27,357               11,072          8,974
    Property management                                                13,136          10,815                4,336          3,127
    Fee and asset management                                            3,037           2,746                  911            806
    Depreciation                                                       66,759          51,982               23,826         18,062
    Interest:
         Expense incurred                                              58,632          58,141               21,608         19,050
         Amortization of deferred financing costs                       2,860           2,539                  965            837
    General and administrative                                          6,690           6,091                2,313          1,997
                                                                  ------------    ------------         ------------    -----------
      Total expenses                                                  276,543         241,978               99,214         83,566
                                                                  ------------    ------------         ------------    -----------
Income before gain on disposition of properties,
    extraordinary items and allocation to Minority Interests           67,504          42,792               25,245         16,028
  Gain on disposition of properties                                     2,346           1,542                  -            1,542
                                                                  ------------    ------------         ------------    ----------
Income before extraordinary items and allocation
       to Minority Interests                                           69,850          44,334               25,245         17,570
  Write-off of unamortized costs on refinanced debt                    (3,134)            -                 (3,134)           -
  Gain on early extinguishment of debt                                    -             2,000                  -              -
                                                                  ------------    ------------         ------------    -----------
Income before allocation to Minority Interests                         66,716          46,334               22,111         17,570

Income allocated to Minority Interests                                 (8,426)         (9,004)              (2,503)        (3,066)
                                                                  ------------    ------------         ------------    -----------
Net income                                                             58,290          37,330               19,608         14,504

Preferred distributions                                                19,953           4,781                7,079          3,586
                                                                  ------------    ------------         ------------    -----------

Net income available to Common Shares                            $     38,337    $     32,549         $     12,529    $    10,918
                                                                  ============    ============         ============    ===========

Net income per weighted average Common Share outstanding         $       0.94    $       0.95         $       0.29    $      0.32
                                                                  ============    ============         ============    ===========

Weighted average Common Shares outstanding                             40,934          34,277               43,781         34,401
                                                                  ============    ============         ============    ===========

Distributions declared per Common Share outstanding              $       1.77    $       1.59         $       0.59    $      0.53
                                                                  ============    ============         ============    ==========

    The accompanying notes are an integral part of the financial statements

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                                             ----------------------------
                                                                                                 1996             1995
                                                                                             ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                 $  58,290         $  37,330
  Adjustments to reconcile net income to
     net cash provided by operating activities:
  Income allocated to Minority Interests                                                         8,426             9,004
  Depreciation                                                                                  66,759            51,982
  Amortization of deferred financing costs (including discount on 1999 and 2002 Notes)           3,097             2,733
  Gain on disposition of properties                                                             (2,346)           (1,542)
  Write-off of unamortized costs on refinanced debt                                              3,134               -
  Gain on early extinguishment of debt                                                             -              (2,000)
  Changes in assets and liabilities:
     (Increase) in rents receivable                                                             (1,021)             (212)
     Decrease (increase) in deposits - restricted                                               14,471              (675)
     (Increase) decrease in other assets                                                        (2,801)            1,230
     (Decrease) increase in due to affiliates                                                     (606)            1,294
     Increase in accounts payable and accrued expenses                                          12,847             9,137
     Increase in accrued interest payable                                                        6,328             8,119
     Increase (decrease) in rents received in advance and other liabilities                      5,134              (307)
                                                                                              ---------         ---------
   Net cash provided by operating activities                                                   171,712           116,093
                                                                                              ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in rental properties, net                                                        (460,825)         (195,842)
  Improvements to rental property                                                              (23,381)          (23,754)
  Additions to non-rental property                                                              (1,672)           (2,845)
  Proceeds from disposition of rental property                                                  10,183             4,738
  Decrease (increase) in mortgage deposits                                                       1,792            (4,447)
  Deposits (made) on rental property acquisitions                                               (1,800)              -
  Deposits applied on rental property acquisitions                                                 100             1,820
  Decrease (increase) in investment in mortgage notes, net                                         668           (88,594)
  Other investing activities                                                                      (629)            4,421
                                                                                              ---------         ---------
    Net cash (used for) investing activities                                                  (475,564)         (304,503)
                                                                                              ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of Common Shares                                                          304,787               -
  Proceeds from sale of Preferred Shares                                                       115,000           153,000
  Proceeds from exercise of options                                                              3,358             2,039
  Proceeds from sale of 2002 Notes, net of discount                                                -             124,011
  Proceeds from sale of 2026 Notes                                                             150,000               -
  Redemption of Preference Units                                                                (1,083)           (1,352)
  Payment of offering costs                                                                     (4,347)           (6,166)
  Distributions to Common Share and Preferred Share owners                                     (87,775)          (55,227)
  Distributions to Minority Interests                                                          (15,297)          (13,859)
  Principal receipts on employee notes                                                              57               134
  Proceeds from refinancing of tax-exempt bonds, net                                           112,980               -
  Loan to title holding entities                                                                (4,092)              -
  Proceeds from line of credit                                                                 250,000           275,000
  Repayments on line of credit                                                                (342,000)         (252,000)
  Principal payments on mortgage notes payable                                                 (35,725)          (44,209)
  Loan and bond acquisition costs                                                               (5,767)           (2,712)
  Increase in security deposits                                                                  2,873             1,129
                                                                                              ---------         ---------
    Net cash provided by financing activities                                                  442,969           179,788
                                                                                              ---------         ---------
Net increase (decrease) in cash and cash equivalents                                           139,117            (8,622)
Cash and cash equivalents, beginning of period                                                  13,428            20,038
                                                                                              ---------         ---------
Cash and cash equivalents, end of period                                                     $ 152,545         $  11,416
                                                                                              =========         =========

   The accompanying notes are an integral part of the financial statements.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                                             ----------------------------
                                                                                                 1996             1995
                                                                                             ----------------------------
Supplemental information:

  Cash paid during the period for interest                                                    $  52,304        $  50,022
                                                                                                ========         ========
  Mortgage loans assumed through acquisitions of rental properties                            $  99,912        $  23,554
                                                                                                ========         ========
  Rental property assumed through foreclosure                                                 $  10,854        $     -
                                                                                                ========         ========
  Net rental properties contributed in exchange for OP units                                  $     -          $  17,834
                                                                                                ========         ========
  Rental property conveyed  in exchange for release of mortgage
    indebtedness                                                                              $     -          $  20,500
                                                                                                ========         ========

   The accompanying notes are an integral part of the financial statements.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


DEFINITION OF SPECIAL TERMS:

Capitalized terms used herein and not defined are as defined in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A for the year ended December 31, 1995.

1.   BUSINESS

     Equity Residential Properties Trust, formed in March 1993, and its subsidiaries (collectively, the "Company"), is a self-administered and self-managed equity real estate investment trust ("REIT"). As of September 30, 1996, the Company controlled a portfolio of 210 multifamily residential properties (individually a "Property" and collectively the "Properties"). The Company's interest in six of these Properties consists solely of ownership of debt collateralized by such Properties. The Company also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties (the "Additional Properties")

2.   BASIS OF PRESENTATION

     The balance sheet and statements of operations and cash flows as of and for the quarter and nine months ended September 30, 1996 represent the consolidated financial information of the Company and its subsidiaries.

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

     These unaudited Consolidated Financial Statements of the Company have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 ("Form 10-K"). The following Notes to Consolidated Financial Statements highlight significant changes to the notes included in the Form 10-K, as amended by Form 10-K/A and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior period's financial statements in order to conform with the current period presentation.

3.   INVESTMENT IN RENTAL PROPERTY

     During the nine months ended September 30, 1996, the Company acquired the 37 Properties listed below. Each Property was purchased from an unaffiliated third party. The cash portion of these transactions was funded from either the Company's line of credit or proceeds raised through various

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (UNAUDITED)

capital transactions as discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                         Total
Date                                                     Number      Acquisition Cost
Acquired  Property                     Location         of Units      (in thousands)
--------  --------                     --------         --------       ------------
02/07/96  7979 Westheimer              Houston, TX           459      $ 14,493
02/27/96  Sabal Pointe (formerly
          Vinings at Coral Springs)    Coral Springs, FL     275        19,452
03/01/96  Woodbridge (formerly The
          Plantations)                 Cary, NC              344        19,906
03/05/96  Heron Landing (formerly
          Oxford & Sussex)             Sunrise, FL           144         7,161
03/12/96  Pines of Cloverlane          Ann Arbor, MI         592        20,209
03/14/96  Regency Palms                Huntington Beach, CA  310        18,648
03/21/96  Port Royale II               Ft. Lauderdale, FL    161        10,283
04/16/96  Twenty-nine Hundred on
          First                        Seattle, WA           135        11,792
05/22/96  Woodland Hills               Decatur, GA           228        12,291
05/31/96  Ivy Place (formerly Post
          Place)                       Atlanta, GA           122         8,035
06/03/96  Ridgetree                    Dallas, TX            798        21,202
06/05/96  Country Ridge                Farmington Hills, MI  252        16,221
06/07/96  Rosehill Pointe              Lenexa, KS            498        20,983
06/07/96  Forest Ridge                 Arlington, TX         660        23,629
06/12/96  Canyon Sands                 Phoenix, AZ           412        14,893
06/12/96  Desert Sands                 Phoenix, AZ           412        14,806
06/25/96  Chandler Court               Chandler, AZ          311        13,551
06/28/96  Lands End                    Pacifica, CA          260        18,258
07/01/96  Sunny Oak Village            Overland Park, KS     548        22,445
07/01/96  Mallard Cove                 Greenville, SC        211         8,141
07/16/96  Pine Meadow                  Greensboro, NC        204         7,220
07/19/96  Summer Ridge                 Riverside, CA         136         6,014
07/19/96  Promenade Terrace            Corona Hills, CA      330        22,824
07/19/96  South Creek                  Mesa, AZ              528        26,729
08/01/96  Pueblo Villas                Albuquerque, NM       232         8,553
08/28/96  Brixworth                    Nashville, TN         216        11,726
08/30/96  Brierwood                    Jacksonville, FL      196         5,495
08/30/96  Woodscape                    Raleigh, NC           240         9,563
09/03/96  Park Place                   Plymouth, MN          500        24,343
09/19/96  Eagle Canyon                 Chino Hills, CA       252        18,068
09/19/96  Summerset Village            Chatsworth, CA        280        26,285

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (UNAUDITED)

09/19/96  Canterchase                  Nashville, TN         235         8,625
09/20/96  Songbird                     San Antonio, TX       262        10,816
09/20/96  Willowglen                   Aurora, CO            384        17,080
09/26/96  Merrimac Woods               Costa Mesa, CA        123         6,736
09/27/96  Casa Capricorn               San Diego, CA         192        12,605
09/30/96  Hunter's Glen                Chesterfield, MO      192         9,141
                                                          ------      --------
                                                          11,634      $548,222
                                                          ======      ========

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

5.   COMMITMENTS TO ACQUIRE AND DISPOSE OF RENTAL PROPERTIES

     As of September 30, 1996, the Company had entered into separate agreements to acquire three multifamily residential properties (excluding the properties which were subsequently acquired as discussed in Note 14 of the Notes to Consolidated Financial Statements) containing 727 units from unaffiliated third parties. The expected combined purchase price is approximately $33.95 million, which includes the assumption of mortgage indebtedness of approximately $11.15 million.

     Also as of September 30, 1996, the Company had entered into separate agreements to dispose of three Properties containing 800 units to unaffiliated third parties. The expected combined sales price is $30.25 million.

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

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (UNAUDITED)

7.   SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

     On May 21, 1996, the Company completed an offering of 2,300,000 publicly registered Common Shares, which were sold at a net price of $30.50 per share. On May 28, 1996, the Company completed the sale of 73,287 publicly registered Common Shares to employees of the Company and to employees of EGI and certain of their respective affiliates and consultants at a price equal to $30.50 per share. On May 30, 1996, the Company completed an offering of 1,264,400 publicly registered Common Shares, which were sold at a net price of $30.75 per share. The Company received net proceeds of approximately $111.3 million in connection with the sale of the 3,637,687 Common Shares mentioned above (collectively, the "May 1996 Common Share Offerings") .

     In September 1996 the Company sold 4,600,000 depositary shares (the "1996 Depositary Shares") pursuant to the Second Shelf Registration. Each 1996 Depositary Share represents a 1/10 fractional interest in a 9 1/8% Series C Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series C Preferred Shares"). The liquidation preference of each of the Series C Preferred Shares is $250.00 (equivalent to $25 per 1996 Depositary Share). The Company raised gross proceeds of $115 million from this offering (the "Series C Preferred Share Offering"). The net proceeds of approximately $111.4 million from the Series C Preferred Share Offering were contributed by the Company to the Operating Partnership in exchange for 460,000 9 1/8% series C cumulative preference units. The Series C Preferred Shares are cumulative from the date of original issue and are payable quarterly on or about the fifteenth day of January, April, July and October of each year, commencing on October 15, 1996, at the annual rate of 9 1/8% of the liquidation preference of $25 per 1996 Depositary Share. The Series C Preferred Shares are not redeemable prior to September 9, 2006. On and after September 9, 2006, the Series C Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $250 per share (equivalent to $25.00 per 1996 Depositary Share), plus accrued and unpaid distributions, if any, thereon.

     Also in September 1996, the Company completed the sale of 2,272,728 publicly registered Common Shares which were sold at a price of $33 per share. The Company received proceeds of approximately $75 million in connection with this offering (the "September 1996 Common Share Offering").

     The following table presents the changes in the Company's issued and outstanding Common Shares for the nine months ended September 30, 1996:

 Balance at January 1, 1996                                           35,011,715
 Common Shares issued through January 1996 Common Share Offering       1,725,000
 Common Shares issued through February 1996 Common Share Offering      2,300,000
 Common Shares issued through May 1996 Common Share Offerings          3,637,687
 Common Shares issued through September 1996 Common Share Offering     2,272,728
 Conversion of OP Units into Common Shares                               667,943
 Common Shares issued through restricted share awards                     21,879

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (UNAUDITED)

 Common Shares issued through exercise of options                        127,915
 Common Shares issued for profit-sharing contribution                     10,001
                                                                         -------
 Balance at September 30, 1996                                        45,774,868
                                                                      ==========

Assuming conversion of all OP Units into Common Shares, total Common Shares outstanding at September 30, 1996 would have been 54,498,642.

     On March 1, 1996, the Operating Partnership exercised its option to convert all of the Preference Units into OP Units. This conversion resulted in 1,182,835 OP Units being issued.

     On June 26, 1996, the Company filed with the SEC a Form S-3 Registration Statement to register 608,665 Common Shares which may be issued by the Company to holders of 608,665 OP Units. The SEC declared this Registration Statement effective on September 6, 1996.

     On September 18, 1996, the Company filed with the SEC a Form S-3 Registration Statement to register $500 million of equity securities (the "1996 Equity Shelf Registration"). The SEC declared the Registration Statement effective on September 23, 1996.

     On September 18, 1996, the Operating Partnership filed with the SEC a Form S-3 Registration Statement to register $500 million of debt securities (the "1996 Debt Shelf Registration"). The SEC declared the Registration Statement effective on September 23, 1996.

     On September 27, 1996, the Company filed with the SEC a Form S-3 Registration Statement to register 1,182,835 Common Shares which may be issued by the Company to holders of 1,182,835 OP Units. The SEC declared the Registration Statement effective on October 3, 1996.

     The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest are collectively referred to as the "Minority Interests". As of September 30, 1996, the Minority Interests held 8,723,774 OP Units which represented a 16.01% interest in the Operating Partnership.

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

     The Company paid a $0.59 per Common Share distribution on October 11, 1996 for the quarter ended September 30, 1996, to Common Share holders of record on September 27, 1996.

     On October 15, 1996, the Company paid, for the quarter ended September 30, 1996, a $0.5859 per Series A Preferred Share distribution and a $5.703 distribution per $250 Series B Preferred Share (or a

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (UNAUDITED)

$0.5703 distribution per $25 Depositary Share). For the period September 9, 1996 through September 30, 1996, the Company paid a $1.394 per $250 Series C Preferred Share distribution (or a $.1394 distribution per $25 1996 Depositary Share).

8.   MORTGAGE NOTES PAYABLE

     As of September 30, 1996, the Company had outstanding mortgage indebtedness of approximately $738.9 million encumbering 92 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $155.2 million) was approximately $1.1 billion. In connection with the Properties acquired during the period ended September 30, 1996, the Company assumed the outstanding mortgage balances on ten Properties in the aggregate amount of $99.9 million. In addition, during the period ended, in two separate transactions, the Company refinanced certain of its tax-exempt bonds resulting in an increase in mortgage indebtedness of approximately $113 million. As a result of the most recent transaction, the Company recorded an extraordinary loss in the amount of approximately $3.1 million, which represented the write-off of unamortized deferred financing costs from the early retirement of debt. Concurrent with the most recent refinanced tax-exempt bonds and as a requirement of the credit provider of the bonds, the Company entered into interest rate swap agreements to fix the interest rate on the bonds, which swap agreements were assigned to the credit provider as additional security. The Company simultaneously entered into identical reverse swap agreements in order to convert the interest rate on the tax-exempt bonds back to a lower floating interest rate.

     Scheduled maturities for the Company's outstanding mortgage indebtedness are at various dates through April 1, 2027. As of September 30, 1996, fixed interest rates on certain of these mortgage notes ranged from 4% to 10.27% and variable interest rates on certain of the mortgage notes ranged from 3.65% to 7.073%. During the nine months ended September 30, 1996, the Company repaid the outstanding mortgage balances on four Properties in the aggregate amount of $33 million. Subsequent to September 30, 1996, the Company repaid the outstanding mortgage balance on two Properties in the amount of approximately $11.8 million.

9.   LINE OF CREDIT

     The Company, through the Operating Partnership, has a $250 million unsecured line of credit with Wells Fargo Realty Advisors Funding, Incorporated, as agent. This line of credit will mature on November 14, 1996. Borrowings under this line of credit currently bear interest at a rate equal to the one month LIBOR, plus 1.375%. As of September 30, 1996, no amounts were outstanding under this facility.

10.  NOTES

     In August 1996, the Operating Partnership issued $150 million of unsecured fixed rate notes (the "2026 Notes") in connection with the Debt Shelf Registration in a public debt offering (the "Third Public Debt Offering"). The 2026 Notes are due on August 15, 2026 and bear interest at 7.57%, which

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (UNAUDITED)

is payable semi-annually in arrears on February 15 and August 15, commencing February 15, 1997. The Operating Partnership received net proceeds of approximately $149 million in connection with this issuance. Prior to the issuance of the 2026 Notes, the Company entered into an interest rate swap agreement to effectively reduce the overall interest rate cost of this issuance to 7.5%. The Operating Partnership received a one time settlement payment of this swap transaction, which was approximately $0.6 million and is being amortized over the term of the 2026 Notes. As of September 30, 1996, the unamortized balance was approximately $0.6 million.

     Included in the note balance are the 1999 Notes, the Floating Rate Notes, the 2002 Notes and the 2026 Notes. As of September 30, 1996 the unamortized discount balances related to the 1999 Notes and the 2002 Notes were approximately $0.4 million and $0.8 million, respectively.

11.  DEPOSITS - RESTRICTED

     Deposits - restricted shown on the Company's Consolidated Balance Sheet as of September 30, 1996 included approximately $1.8 million of earnest money deposits made for property acquisitions. Also included in the deposits - restricted amount were tenant security and utility deposits made for certain of the Company's Properties.

12.  SUMMARIZED PRO FORMA CONDENSED STATEMENT OF OPERATIONS

     The following unaudited Pro Forma Condensed Statement of Operations for the nine months ended September 30, 1996 has been presented as if the January 1996 Common Share Offering, the February 1996 Common Share Offering, the May 1996 Common Share Offerings, the Third Public Debt Offering, the Series C Preferred Share Offering, the September 1996 Common Share Offering, the acquisition of 38 multifamily residential properties, the disposition of two multifamily residential properties and the repayment of mortgage indebtedness for four properties had occurred on January 1, 1996. In management's opinion, the Pro Forma Condensed Statement of Operations does not purport to present what actual results would have been had the above transactions occurred on January 1, 1996, or to project results for any future period. The amounts presented in the following statement are

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (UNAUDITED)


in thousands except for per share amounts:

                                                        Summarized Pro Forma
                                                         Condensed Statement
                                                             of Operations
                                                       For the Nine Months ended
                                                           September 30, 1996
                                                           ------------------
   Total Revenues                                               $384,323
                                                                --------
   Total Expenses                                                307,080
                                                                --------
   Pro Forma income before allocation to Minority
    Interests                                                     77,243
                                                                ========
   Pro Forma net income                                           64,876
   Preferred distributions                                        27,183
                                                                --------
   Pro Forma net income available for Common Shares             $ 37,693
                                                                ========
   Pro Forma net income per Common Share outstanding            $   0.82
                                                                ========
   Pro Forma funds from operations available for
    Common Shares (A)                                           $123,260
                                                                ========

----------
(A) The Company generally considers funds from operations ("FFO") to be one measure of the performance of real estate companies, including an equity REIT. In accordance with the new definition of FFO adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents income (loss) computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO does not represent cash generated from operating activities in accordance with GAAP, and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

13.  COMMITMENTS AND CONTINGENCIES

     There have been no new or significant developments related to the commitments and contingencies that were discussed in Note 16 to the Company's Form 10-K, as amended by Form 10K/A for the year ended December 31, 1995.

14.  SUBSEQUENT EVENTS

     On October 11, 1996, the Company acquired Marbrisa Apartments, a 224-unit multifamily residential property located in Tampa, Florida from an unaffiliated third party. The purchase price was approximately $7.8 million.

     On October 31, 1996, the Company acquired Lakeville Resort Apartments, a 492-unit multifamily residential property located in Petaluma, California from an unaffiliated third party. The purchase price was $27.2 million, which included the assumption of mortgage indebtedness of approximately $20.9 million.

     In October, 1996, the Company entered into an agreement to dispose of one Property containing 174 units to an unaffiliated third party. The expected sales price is $6 million.

     On November 1, 1996, the Company acquired Cedar Crest Apartments, a 466-unit multifamily residential property located in Overland Park, Kansas from an unaffiliated third party. The purchase price was $21.55 million.

     Subsequent to September 30, 1996 and through November 12, 1996, the Company entered into separate agreements to acquire three multifamily residential properties consisting of 1,347 units from unaffiliated third parties. The expected combined purchase price is approximately $69.8 million, which includes the assumption of mortgage indebtedness of $38.9 million.

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

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

     The following discussion and analysis of the results of operations and financial condition of the Company should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Company's ability to control the Operating Partnership, the Management Partnerships, the Financing Partnerships and the LLCs, each entity has been consolidated with the Company for financial reporting purposes. Capitalized terms used herein and not defined, are as defined in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A for the year ended December 31, 1995.

RESULTS OF OPERATIONS

     Since the Company's IPO, the Company has acquired direct or indirect interests in 149 properties (the "Acquired Properties"), containing 46,016 units in the aggregate for a total purchase price of approximately $2.2 billion, including the assumption of approximately $511.8 million of mortgage indebtedness. The Company's interest in six of the Acquired Properties consists solely of ownership of the debt collateralized by such Acquired Properties. The Company purchased ten of such Acquired Properties consisting of 2,694 units between the IPO and December 31, 1993 (the "1993 Acquired Properties"); 84 of such Acquired Properties consisting of 26,285 units in 1994 (the "1994 Acquired Properties"); 17 of such Acquired Properties consisting of 5,035 units in 1995 (the "1995 Acquired Properties"); and 38 of such Acquired Properties consisting of 12,002 units between January 1, 1996 and September 30, 1996 (the "1996 Acquired Properties"). In addition, in August 1995, the Company made an investment in partnership interests and subordinated mortgages collateralized by the 21 Additional Properties. The Acquired Properties were presented in the Consolidated Financial Statements of the Company from the date of each acquisition.

     During 1995, the Company also disposed of six properties containing 2,445 units (the "1995 Disposed Properties") for a total sales price of approximately $52 million and the release of mortgage indebtedness of $20.5 million. During the nine months ended September 30, 1996, the Company disposed of two properties (the "1996 Disposed Properties") for a total sales price of $10.15 million.

     The Company's overall results of operations for the quarter and nine months ended September 30, 1996 have been impacted by the Company's acquisition and disposition activity. The significant increases in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense and property management can all primarily be attributed to the acquisition of the 1995 Acquired Properties and 1996 Acquired Properties. The impact of the 1995 Acquired Properties is discussed in greater detail in the following paragraphs. The Company's disposition activity partially offset the increases to these same accounts.

     Properties that the Company owned for all of both the nine months ended September 30, 1996 and September 30, 1995 (the "Nine-Month 1996 Same Store Properties") and Properties that the Company owned for all of both the quarters ended September 30, 1996 and September 30, 1995 (the

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

"Third-Quarter 1996 Same Store Properties") also impacted the Company's results of operations and are discussed as well in the following paragraphs.

     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     For the nine months ended September 30, 1996, income before gain on disposition of properties, extraordinary items and allocation to Minority Interests increased by $24.7 million when compared to the nine months ended September 30, 1995. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, fee and asset management, depreciation, interest expense and general and administrative expenses. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1996 Acquired Properties and 1995 Acquired Properties. These increases were partially offset by the 1995 Disposed Properties and the 1996 Disposed Properties. Interest income earned on the Company's mortgage note investment increased by $7.2 million and was an additional factor that impacted the nine month to nine month changes.

     In regard to the Nine-Month 1996 Same Store Properties, rental revenues increased by approximately $14.2 million or 5.6% primarily as a result of higher rental rates charged to new tenants and tenant renewals and higher average occupancy levels. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses increased approximately $2.3 million or 2.1%. This increase was primarily the result of higher payroll expenses and utilities costs. For 1996 the Company also increased its per unit charge for property level insurance which increased insurance expense by approximately $0.8 million.

     Property management represents expenses associated with the management of the Company's Properties. These expenses increased by approximately $2.3 million primarily as a result of the expansion of the Company's property management with the addition of a regional operations center in Seattle, Washington and during the third quarter of 1996 the addition of two new area offices located in Raleigh, North Carolina and Ft. Lauderdale, Florida. Other factors that impacted this increase were higher payroll and travel costs and legal and professional fees.

     Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Company that are managed for affiliates. These revenues decreased by $0.5 million primarily due to the disposition of certain of these properties.

     Interest expense, including amortization of deferred financing costs, increased by approximately $0.8 million. This increase was primarily the result of an increase in the Company's average indebtedness outstanding which increased by $36.4 million. However, the Company's effective interest costs decreased from 8.12% in 1995 to 7.93% in 1996.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


     General and administrative expenses, which include corporate operating expenses, increased approximately $0.6 million between the periods under comparison. This increase was primarily due to higher salary costs and shareholder reporting costs as well as an increase in professional fees. General and administrative expenses as a percentage of total revenues decreased from 2.1% for the nine months ended September 30, 1995 to 1.9% for the nine months ended September 30, 1996.

     COMPARISON OF QUARTER ENDED SEPTEMBER 30, 1996 TO QUARTER ENDED SEPTEMBER 30, 1995

     For the quarter ended September 30, 1996, income before gain on disposition of property, extraordinary item and allocation to Minority Interests increased by $9.2 million when compared to the quarter ended September 30, 1995. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, fee and asset management, depreciation, interest expense and general and administrative expenses. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1996 Acquired Properties and 1995 Acquired Properties. These increases were partially offset by the 1995 Disposed Properties and the 1996 Disposed Properties. Interest income earned on the Company's mortgage note investment increased by $1.3 million and was an additional factor that impacted the quarter to quarter changes.

     In regard to the Third Quarter 1996 Same Store Properties, rental revenues increased by approximately $4.4 million or 5% as a result of higher rental rates charged to new tenants and tenant renewals and higher average occupancy levels. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses decreased approximately $0.5 million or 1.4%. This decrease was primarily the result of lower leasing and advertising costs and better management of the maintenance costs associated with readying vacated units for occupancy by new tenants. Offsetting this decrease, the Company increased for 1996 its per unit charge for property level insurance which increased insurance expense by $0.2 million.

     Property management represents expenses associated with the management of the Company's Properties. These expenses increased by approximately $1.2 million primarily as a result of the expansion of the Company's property management with the addition during the third quarter of 1996 of two new area offices located in Raleigh, North Carolina and Ft. Lauderdale, Florida. Other factors that impacted this increase were higher payroll and travel costs and legal and professional fees.

     Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Company that are managed for affiliates. These revenues decreased slightly between the periods under comparison primarily due to the disposition of certain of these properties.

     Interest expense, including amortization of deferred financing costs, increased by approximately

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


$2.7 million. This increase was the result of an increase in the Company's average indebtedness outstanding which increased by $179.8 million. However, the Company's effective interest costs decreased from 8.09% in 1995 to 7.77% in 1996.

     General and administrative expenses, which include corporate operating expenses, increased approximately $0.3 million between the quarters under comparison. This increase was primarily due to higher salary costs and shareholder reporting costs as well as an increase in professional fees. General and administrative expenses as a percentage of total revenues decreased from 2% for the quarter ended September 30, 1995 to 1.9% for the quarter ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 1, 1996, the Company had approximately $13.4 million of cash and cash equivalents and $158 million available on its line of credit. After taking into effect the various transactions discussed in the following paragraphs, the Company's cash and cash equivalents balance at September 30, 1996 was approximately $152.5 million and the amount available on the Company's line of credit was $250 million. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash provided by financing activities, which amounts for each period under comparison are presented in the Company's Statements of Cash Flows.

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

     In June 1996, the Company refinanced certain of its tax-exempt bonds and received approximately $77.1 million of proceeds in connection therewith. Of these proceeds, $70 million were used to repay the remaining outstanding balance on the Company's line of credit. Also in connection with this transaction, the Company made a loan in the amount of $4.1 million to the entities that hold title to the Properties that collateralize the tax-exempt bond indebtedness.
The proceeds of this loan were used to pay the costs related to this transaction.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


     In August 1996, the Operating Partnership issued the 2026 Notes and received net proceeds of approximately $149 million in connection therewith. Of these proceeds, $113 million were used to repay amounts outstanding on the Company's line of credit and the remaining proceeds were used to purchase additional Properties.

     In September 1996 the Company completed its offering of the Series C Preferred Shares, the sale of 2,272,727 Common Shares and the refinancing of $138,400,000 of tax-exempt bonds in conjunction with the completion of a new credit enhancement facility with the Federal National Mortgage Association. As a result of these three transactions the Company received net proceeds of $111.4 million, $75 million and $35.9 million, respectively. All of these proceeds have been or will be utilized to purchase additional properties and/or repay mortgage indebtedness on certain properties.

     With respect to Property acquisitions during the nine month period, the Company purchased 38 Properties containing 12,002 units for a total of approximately $550.5 million, which included the assumption of $99.9 million of mortgage indebtedness. These acquisitions were primarily funded from amounts drawn on the Company's line of credit, proceeds funded from third party escrow accounts related to the tax-deferred exchange of certain properties and a portion of the proceeds received in connection with the various capital transactions as mentioned in the previous paragraphs. Subsequent to September 30, 1996, the Company acquired three additional properties for a purchase price of $56.55 million. These acquisitions were primarily funded with proceeds from the capital transactions completed in September 1996. The Company is actively seeking to acquire additional multifamily residential properties with physical and market characteristics similar to the Properties and is currently under contract with various sellers to purchase up to 727 units. The combined purchase price of these probable acquisitions is approximately $33.95 million. The closings of these transactions are subject to certain contingencies and conditions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects.

     During the nine months ended September 30, 1996, the Company disposed of two properties which generated net proceeds of $10 million. These proceeds were ultimately applied to purchase additional Properties.

     As of September 30, 1996, the Company had total indebtedness of approximately $1.2 billion, which included conventional mortgages of $464 million, unsecured debt of $500 million (net of a $1.2 million discount), and tax exempt bond indebtedness of $274.9 million.

     During the nine months ended September 30, 1996, total capital expenditures for the Company approximated $33.8 million. Of this amount, $8.7 million related to capital improvements and major repairs for the Acquired Properties. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                   PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


Total capital expenditures for the remaining portion of 1996 including amounts for the 1996 Acquired Properties are budgeted to be approximately $10 million.

     Minority Interests as of September 30, 1996 decreased by $14.1 million when compared to December 31, 1995. The primary factors that impacted this account during the nine month period were distributions declared to Minority Interests, which amounted to $15.6 million for the nine month period, the allocation of income from operations in the amount of $8.4 million and the conversion of OP Units into Common Shares.

     Total distributions paid during the nine months ended September 30, 1996 amounted to $103 million. On August 22, 1996, the Company declared a $0.59 distribution per Common Share, $0.5859 distribution per Series A Preferred Share, $5.703 distribution per $250 Series B Preferred Share and a $1.394 distribution per $250 Series C Preferred Share. Total distributions paid in October 1996 for the quarter ended September 30, 1996 amounted to approximately $39.2 million.

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

     The Company currently has a $250 million line of credit which is scheduled to mature on November 14, 1996. As of November 12, 1996, no amounts were outstanding under this facility. The Company is currently negotiating a new credit facility and has reached an agreement with Morgan Guaranty and Bank of America to provide this facility up to an amount of $250 million. The Company expects to close this transaction by November 15, 1996.

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

     For the nine months ended September 30, 1996, FFO, based on the new definition (except for the effect of amortization of deferred financing costs related to Predecessor Business of approximately $463,000), increased by $23.6 million when compared to the nine months ended September 30, 1995 to approximately $113.3 million. For the quarter ended September 30, 1996, FFO, based on the new definition (except for the effect of amortization of deferred financing costs related to Predecessor Business of approximately $147,000), increased by $11.3 million when compared to the quarter ended September 30, 1995 to approximately $41.6 million.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The discussion in Note 12 of "Notes to Consolidated Financial Statements" is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibits: None

(B)   Reports on Form 8-K:

A report on Form 8-K , dated September 4, 1996, was filed on September 9, 1996.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   EQUITY RESIDENTIAL PROPERTIES TRUST

Date: November 12, 1996       By:  /s/                Bruce C. Strohm
      -----------------               ------------------------------------------
                                                      Bruce C. Strohm
                                       Executive Vice President, General Counsel
                                                      and Secretary


 Date: November 12, 1996     By: /s/                  Michael J. McHugh
       -----------------                ----------------------------------------
                                                      Michael J. McHugh
                                        Senior Vice President, Chief Accounting
                                                    Officer and Treasurer