Form 10-K
period 1996-12-31
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 1997-03-24
CIK 906107

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended DECEMBER 31, 1996

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

          Securities registered pursuant to Section 12(b) of the Act:

Common Shares of Beneficial Interest,           New York Stock Exchange
           $0.01 Par Value                       (Name of Each Exchange
          (Title of Class)                        on Which Registered)

Preferred Shares of  Beneficial Interest,       New York Stock Exchange
         $0.01 Par Value                        (Name of Each Exchange
         (Title of Class)                        on Which Registered)

       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No  _____
                                          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting shares held by non-affiliates was approximately $2.4 billion based upon the closing price on March 19, 1997 of $47.50 using beneficial ownership of shares rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting shares owned by Trustees and Officers, some of whom may not be held to be affiliates upon judicial determination.

At March 20, 1997 51,769,001 of the Registrant's Common Shares of Beneficial Interest were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


Part II incorporates by reference the Registrant's Current Report on Form 8-K dated March 1, 1996 and filed on March 7, 1996.

Part IV incorporates by reference the following exhibits as filed with the Company's Form S-11 on May 21, 1993 (Registration No. 33-63158) and as amended thereafter: Exhibit 2.1, 2.2, 3.1, 3.2, 10.1, 10.1A, 10.2, 10.4, 10.5, 10.6,
10.7, 10.8, 10.9, 10.11, 10.12, 10.14 and 10.15.

Part IV incorporates by reference the following exhibits as filed with the Company's Form S-11 on November 23, 1993 (Registration No. 33-72080) and as amended thereafter: Exhibit 10.16, 10.16A, 10.17, and 10.17A.

Part IV incorporates by reference the following exhibits as filed with the Company's Form S-11 on June 17, 1994 (Registration No. 33-80420) and as amended thereafter: Exhibit 10.10 and 10.14A.

Part IV incorporates by reference the following exhibits as filed with the Operating Partnership's Form 10 on October 7, 1994 (Registration No. 0-24920) and as amended thereafter: Exhibit 4.1, 4.2, 10.1B, 10.13, 10.18 and 10.19.

Part IV incorporates by reference the following exhibit as filed with the Operating Partnership's Form 10-Q for the quarter ended September 30, 1995 on November 9, 1995 and as amended thereafter: Exhibit 10.1C.

Part IV incorporates by reference the following exhibits as filed with the Operating Partnership's Form 10-k on March 16, 1995 and as amended thereafter:
Exhibit 3.1A and 10.3.

Part IV incorporates by reference the following exhibit as filed with the Company's Form 10-K for the year ended December 31, 1995 on March 18, 1996 and as amended thereafter: Exhibit 4.3.

                                    PART I

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I.
     Item 1.       Business                                                               4
     Item 2.       Properties                                                            11
     Item 3.       Legal Proceedings                                                     27
     Item 4.       Submission of Matters to a Vote of Security Holders                   27

PART II.

     Item 5.       Market for Registrant's Common Equity and Related
                   Shareholder Matters                                                   28
     Item 6.       Selected Financial Data                                               28
     Item 7.       Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                             31
     Item 8.       Financial Statements and Supplementary Data                           40
     Item 9.       Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure                                                  40

PART III.

     Item 10.      Trustees and Executive Officers of the Registrant                     41
     Item 11.      Executive Compensation                                                45
     Item 12.      Security Ownership of Certain Beneficial Owners and Management        52
     Item 13.      Certain Relationships and Related Transactions                        56

PART IV.

     Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K     60

                                    PART I

Item 1.  Business

General

     Equity Residential Properties Trust (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT"). The Company was organized in March 1993 and commenced operations on August 18, 1993 upon completion of its initial public offering (the "IPO") of 13,225,000 common shares of beneficial interest, $0.01 par value per share ("Common Shares"). The Company was formed to continue the multifamily property business objectives and acquisition strategies of certain affiliated entities controlled by Mr. Samuel Zell, Chairman of the Board of Trustees of the Company. These entities had been engaged in the acquisition, ownership and operation of multifamily residential properties since 1969.

     The Company, through its subsidiaries, which include ERP Operating Limited Partnership (the "Operating Partnership"), Equity Residential Properties Management Limited Partnership and Equity Residential Properties Management Limited Partnership II (collectively, the "Management Partnerships"), a series of partnerships (the "Financing Partnerships") and limited liability companies ("LLCs") which beneficially own certain properties encumbered by mortgage indebtedness, is the successor to the multifamily property business of Equity Properties Management Corp. ("EPMC"), an entity controlled by Mr. Zell, and a series of other entities which owned 69 of the multifamily properties contributed at the time of the Company's IPO (the "Initial Properties").

     As of December 31, 1996, the Company owned or had interests in 239 multifamily properties of which it controlled a portfolio of 218 multifamily properties (individually, a "Property" and collectively, the "Properties") containing 67,705 units, including 61 of the Initial Properties. The remaining 21 properties represent an investment in partnership interests and subordinated mortgages collateralized by 21 properties (the "Additional Properties") containing 3,896 units, which units are property managed by a third party unaffiliated entity. The Company's Properties and the Additional Properties are located throughout the United States in the following states: Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Missouri, New Hampshire, New Jersey, New Mexico, Nevada, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia and Washington. In addition, Equity Residential Properties Management Corp. ("Management Corp.") and Equity Residential Properties Management Corp. II ("Management Corp. II") also provide residential property and asset management services to 40 properties containing 13,054 units owned by affiliated entities. The Company is, together with the Operating Partnership, one of the largest publicly traded REITs based on the aggregate market value of its outstanding Common Shares) and is the largest publicly traded REIT owner of multifamily properties (based on the number of apartment units owned and total revenues earned.).

     Since the Company's IPO and through December 31, 1996, the Company, through the Operating Partnership, has acquired direct or indirect interests in 160 properties (which included the debt collateralized by six Properties) containing 49,679 units in the aggregate for a total purchase price of approximately $2.4 billion, including the assumption of approximately $554.2 million of

                                    PART I

mortgage indebtedness. The Company also made an $89 million investment in partnership interests and subordinated mortgages collateralized by the Additional Properties. Since the IPO, the Company has disposed of 11 of its properties containing 3,699 units for a total sales price of approximately $93.3 million and the release of mortgage indebtedness in the amount of $20.5 million.

     The Company's corporate headquarters and executive offices are located in Chicago, Illinois. In addition, the Company has regional operations centers in Chicago, Illinois; Dallas, Texas; Denver, Colorado; Seattle, Washington; Tampa, Florida and Bethesda, Maryland and area offices in Atlanta, Georgia; Las Vegas, Nevada; Phoenix, Arizona; Portland, Oregon; San Antonio and Houston, Texas; Ypsilanti, Michigan; Raleigh, North Carolina; Ft. Lauderdale, Florida and Irvine, California. The Company has 2,189 full-time employees (1,944 of which are on site at the Properties). Each of the Company's Properties is directed by an on-site manager, who supervises the on-site employees and is responsible for the day-to-day operations of the Property. The manager is generally assisted by a leasing administrator and/or property administrator. In addition, a maintenance director at each Property supervises a maintenance staff whose responsibilities include a variety of tasks, including responding to service requests, preparing vacant apartments for the next resident and performing preventive maintenance procedures year-round.

Business Objectives and Operating Strategies

     The Company seeks to maximize both current income and long-term growth in income, thereby increasing: (i) the value of the Properties; (ii) distributions on a per Common Share basis; and (iii) shareholders' value.

     The Company's strategies for accomplishing these objectives are:

 .    maintaining and increasing Property occupancy while increasing rental rates;

 .    controlling expenses, providing regular preventive maintenance, making periodic renovations and enhancing amenities;

 .    maintaining a ratio of consolidated debt-to-total market capitalization of less than 50%; and

 .    pursuing acquisitions that: (i) are available at prices below estimated replacement costs; (ii) have potential for rental rate and/or occupancy increases; (iii) have attractive locations in their respective markets; and
     (iv) provide anticipated total returns that will increase the Company's distributions per Common Share and the Company's overall market value.

     The Company is committed to tenant satisfaction by striving to anticipate industry trends and implementing strategies and policies consistent with providing quality tenant services. In addition, the Company continuously surveys rental rates of competing properties and conducts satisfaction surveys of residents to determine the factors they consider most important in choosing a particular apartment unit.

                                    PART I

Acquisition Strategies

     The Company anticipates that future property acquisitions will be located in the continental United States. Management will continue to use market information to evaluate acquisition opportunities. The Company's market data base allows it to review the primary economic indicators of the markets where the Company currently manages Properties and where it expects to expand its operations. Acquisitions may be financed from various sources of capital, which may include undistributed funds from operations ("FFO"), issuance of additional equity securities, sales of Properties and collateralized and uncollateralized borrowings. In addition, the Company may acquire additional multifamily properties in transactions that include the issuance of limited partnership interests in the Operating Partnership ("OP Units") as consideration for the acquired properties. Such transactions may, in certain circumstances, partially defer the sellers' tax consequences.

     When evaluating potential acquisitions, the Company will consider: (i) the geographic area and type of community; (ii) the location, construction quality, condition and design of the property; (iii) the current and projected cash flow of the property and the ability to increase cash flow; (iv) the potential for capital appreciation of the property; (v) the terms of resident leases, including the potential for rent increases; (vi) the potential for economic growth and the tax and regulatory environment of the community in which the property is located; (vii) the occupancy and demand by residents for properties of a similar type in the vicinity (the overall market and submarket); (viii) the prospects for liquidity through sale, financing or refinancing of the property; and (ix) competition from existing multifamily properties and the potential for the construction of new multifamily properties in the area. The Company expects to purchase multifamily properties with physical and market characteristics similar to the Properties.

Disposition Strategies

     Management will use market information to evaluate dispositions. Factors the Company considers in deciding whether to dispose of its Properties include the following: (i) the amount of increases in new construction; (ii) areas where the economy is expected to decline substantially; and (iii) markets where the Company does not intend to establish long-term concentrations. The Company will reinvest the proceeds received from property dispositions to fund property acquisitions. In addition, when feasible the Company will structure these transactions as tax deferred exchanges.

Financing Strategies

     The Company intends to maintain a ratio of consolidated debt-to-total market capitalization of 50% or less. At December 31, 1996, the Company had a ratio of approximately 31% based on the closing price of the Company's Common Shares on the New York Stock Exchange and assuming conversion of all OP Units plus the liquidation preference of non-voting preferred shares of beneficial interest, $0.01 par value per share ("Preferred Shares").

                                    PART I

Equity Offerings
----------------

     In January 1994, the Company completed a public offering of 5,750,000 Common Shares (the "Second Public Offering") at $29.00 per share and received net proceeds of approximately $157.4 million in connection therewith.

     In June 1994, the Company concluded a private placement of 1,569,270 Common Shares to six accredited institutional investors (the "Private Equity Offering") and received net proceeds of approximately $47 million in connection therewith. The prices at which the Common Shares were sold ranged from $29.43 to $32.87.

     In July 1994, the Company completed a public offering of 9,200,000 Common Shares (the "Third Public Offering") at $31.25 per share and received net proceeds of approximately $271.7 million in connection therewith.

     In September 1994, the Company registered 5,000,000 Common Shares pursuant to an equity shelf registration statement (the "Equity Shelf Registration") of which 2,735,320 registered Common Shares were sold in separate transactions completed in October 1994 (collectively, the "Shelf Offering"). The Company received net proceeds of approximately $81 million in connection therewith. The prices at which the Common Shares were sold ranged from $29.34 to $30.17.

     In June 1995, the Company sold 6,120,000 of its 9 3/8% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (liquidation preference $25 per share) (the "Series A Preferred Shares"), pursuant to a $250 million shelf registration (the "Preferred Shelf Registration"), at $25 per share. The Company raised gross proceeds of $153 million from this offering (the "Series A Preferred Share Offering").

     On September 11, 1995, the Company filed with the Securities and Exchange Commission (the "SEC") a Form S-3 Registration Statement to register up to $500 million of Preferred Shares, Common Shares and depositary shares, pursuant to a shelf offering (the "Second Shelf Registration").

     In November 1995, the Company sold 5,000,000 depositary shares (the "Series B Depositary Shares") pursuant to the Second Shelf Registration. Each Series B Depositary Share represents a 1/10 fractional interest in a 9 1/8% Series B Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series B Preferred Shares"). The liquidation preference of each of the Series B Preferred Shares is $250.00 (equivalent to $25 per Series B Depositary Share). The Company raised gross proceeds of approximately $125 million from the sale of the Series B Depositary Shares.

     In January 1996, the Company completed an offering of 1,725,000 registered Common Shares, which were sold at a net price of $29.375 per share (the "January 1996 Common Share Offering") and received net proceeds of approximately $50.7 million in connection therewith. In February 1996, the Company completed an offering of 2,300,000 registered Common Shares, which were sold at a net price of $29.50 per share (the "February 1996 Common Share Offering") and received net proceeds of approximately $67.8 million in connection therewith.

                                    PART I

     On May 21, 1996, the Company completed an offering of 2,300,000 publicly registered Common Shares, which were sold at a net price of $30.50 per share. On May 28, 1996 the Company completed the sale of 73,287 publicly registered Common Shares to employees of the Company and to employees of Equity Group Investments, Inc. ("EGI") and certain of their respective affiliates and consultants at a net price equal to $30.50 per share. On May 30, 1996, the Company completed an offering of 1,264,400 publicly registered Common Shares, which were sold at a net price of $30.75 per share. The Company received net proceeds of approximately $111.3 million in connection with the sale of the 3,637,687 Common Shares mentioned above (collectively, the "May 1996 Common Share Offerings").

     In September 1996, the Company sold 4,600,000 depositary shares (the "Series C Depositary Shares") pursuant to the Second Shelf Registration. Each Series C Depositary Share represents a 1/10 fractional interest in a 9 1/8% Series C Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series C Preferred Shares"). The liquidation preference of each of the Series C Preferred Shares is $250.00 (equivalent to $25 per Series C Depositary Share). The Company raised gross proceeds of $115 million from this offering (the "Series C Preferred Share Offering").

     On September 18, 1996, the Company filed with the SEC a Form S-3 Registration Statement to register $500 million of equity securities (the "1996 Equity Shelf Registration").

     Also in September 1996, the Company completed the sale of 2,272,728 publicly registered Common Shares which were sold at net price of $33 per share. The Company received net proceeds of approximately $75 million in connection with this offering (the "September 1996 Common Share Offering").

     In November 1996, the Company issued 39,458 Common Shares pursuant to the 1996 Nonqualified Employee Share Purchase Plan at a net price of $30.44 and received net proceeds of approximately $1.2 million.

     In December 1996, the Company completed offerings of 4,440,000 publicly registered Common Shares, which were sold to the public at a price of $41.25 per share (the "December 1996 Common Share Offerings"). The Company received net proceeds of approximately $177.4 million.

Debt Offerings
--------------

     In May 1994, the Operating Partnership issued $125 million of 8 1/2% unsecured notes due May 15, 1999 (the "1999 Notes") guaranteed by the Company in a private placement (the "Debt Offering") to qualified institutional buyers as defined in Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). The Operating Partnership received net proceeds of $122.9 million in connection with the Debt Offering.

                                    PART I

     In December 1994, the Operating Partnership registered $500 million in debt securities pursuant to a debt shelf registration statement (the "Debt Shelf Registration") of which $100 million of floating rate notes due December 22, 1997 (the "Floating Rate Notes") were issued by the Operating Partnership on December 21, 1994 (the "Public Debt Offering"). The Operating Partnership received net proceeds of $98.6 million in connection with the Public Debt Offering. The Floating Rate Notes bear interest at three month London Interbank Offered Rate ("LIBOR") plus 0.75%.

     In April 1995, the Operating Partnership issued $125 million of 7.95% unsecured fixed rate notes (the "2002 Notes") pursuant to the Debt Shelf Registration in a public debt offering (the "Second Public Debt Offering"). The Operating Partnership received net proceeds of approximately $123.1 million in connection with the Second Public Debt Offering.

     In August 1996, the Operating Partnership issued $150 million of 7.57% unsecured fixed rate notes (the "2026 Notes") in connection with the Debt Shelf Registration in a public debt offering (the "Third Public Debt Offering"). The Operating Partnership received net proceeds of approximately $149 million in connection with this issuance.

     On September 18, 1996, the Operating Partnership filed with the SEC a Form S-3 Registration Statement to register $500 million of debt securities (the "1996 Debt Shelf Registration").

Credit Facility

     The Company, through the Operating Partnership, had a $250 million unsecured line of credit with Wells Fargo Realty Advisors Funding Incorporated, as agent, through November 14, 1996. On November 15, 1996, the Company completed an agreement with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") and Bank of America Illinois ("Bank of America") to provide the Company a $250 million unsecured line of credit. This new line of credit matures in November 1999 and borrowings generally will bear interest at a per annum rate of one, two, three or six month LIBOR, plus 0.75%, and is subject to an annual facility fee of $500,000. As of December 31, 1996, there were no amounts outstanding on this line of credit.

Recent Developments

     In January 1997, the Company acquired three properties from unaffiliated third parties for a total purchase price of approximately $44.6 million, which included the assumption of mortgage indebtedness of approximately $20.2 million. These properties were Town Center, a 258-unit property located in Kingwood, Texas; Harborview, a 160-unit property located in San Pedro, California and The Cardinal, a 256-unit property located in Greensboro, North Carolina.

     On January 16, 1997 the Company entered into an Agreement and Plan of Merger regarding the planned acquisition of the multifamily property business of Wellsford Residential Property Trust ("Wellsford"), a Maryland real estate investment trust, through the tax free merger of the Company and Wellsford (the "Merger"). The transaction is valued at approximately $1 billion and

                                    PART I

includes 75 multifamily properties containing 19,004 units. In the Merger, each outstanding common share of beneficial interest of Wellsford will be converted into .625 of a Common Share of the Company, assuming the market price of a Common Share remains in excess of $40. The Merger plans call for the issuance of approximately 10.7 million new common shares valued at approximately $464 million based on the Company's January 16, 1997 closing price of $43.375 and requires the assumption of all Wellsford outstanding debt of approximately $332 million and of approximately $158 million in preferred shares.

     In February 1997, the Company acquired four properties from unaffiliated third parties for a total purchase price of approximately $90.5 million, which included the assumption of mortgage indebtedness of approximately $30.6 million. These properties were Trails at Dominion, a 843-unit multifamily property located in Houston, Texas; Dartmouth Woods, a 201-unit property located in Denver, Colorado; Rincon Apartments, a 288-unit property located in Houston, Texas; and Waterford at the Lakes, a 344-unit property located in Kent, Washington.

     In March 1997, the Company acquired one property from an unaffiliated third party for a total purchase price of approximately $9.15 million. This property was Junipers at Yarmouth, a 225-unit property located in Yarmouth, Maine.

     As of March 20, 1997, the Company completed offerings of 938,800 publicly registered Common Shares, which were sold at a net price of $46 per share. The Company received net proceeds of approximately $43.2 million in connection with these offerings (the "March 1997 Common Share Offerings").

Competition

     All of the Properties are located in developed areas that include other multifamily properties. The number of competitive multifamily properties in a particular area could have a material effect on the Company's ability to lease units at the Properties or at any newly acquired properties and on the rents charged. The Company may be competing with other entities that have greater resources than the Company and whose managers have more experience than the Company's officers and trustees. In addition, other forms of multifamily properties, including multifamily properties and manufactured housing controlled by Mr. Zell, and single-family housing, provide housing alternatives to potential residents of multifamily properties.

Tax Status

     The Company has elected to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ending December 31, 1993. As a result, the Company generally will not be subject to Federal income tax to the extent it distributes 95% of its taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any year, its taxable income may be subject to income tax at regular corporate rates (including any applicable alternative minimum tax). Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and excise taxes on its undistributed income.

                                    PART I

Item 2.  The Properties

     As of December 31, 1996, the Company controlled a portfolio of 218 multifamily properties located in 30 states consisting of 5,198 buildings containing 67,705 apartment units. The average number of units per Property was approximately 311. The units are typically contained in a series of two-story buildings. The Properties contain an aggregate of 59.5 million rentable square feet, with an average unit size of 878 square feet. The average rent per unit was $673 and the average rent per square foot was $0.77.

     As of December 31, 1996, the Properties had an average occupancy rate of 95%. Tenant leases are generally year-to-year and require security deposits. The Properties typically provide residents with attractive amenities, which may include a clubhouse, swimming pool, laundry facilities and cable television access. Certain Properties offer additional amenities such as saunas, whirlpools, spas, sports courts and exercise rooms.

     The Company believes that the Properties provide amenities and common facilities that create an attractive residence for tenants. It is management's role to monitor compliance with Property policies and to provide preventive maintenance of the Properties including common areas, facilities and amenities. The Company holds periodic meetings of its Property management personnel for training and implementation of the Company's strategies. The Company believes that, due in part to this strategy, the Properties historically have had high occupancy rates.

     The distribution of the Properties throughout the United States reflects the Company's belief that geographic diversification helps insulate the portfolio from regional and economic influences. At the same time, the Company has sought to create clusters of Properties within each of its primary markets in order to achieve economies of scale in management and operation; however, the Company may acquire additional multifamily properties located anywhere in the United States.

     The Company beneficially owns fee simple title to 211 of the Properties and holds a 73-year leasehold interest with respect to one Property (Mallgate). Direct fee simple title for certain of the Properties is owned by single-purpose nominee corporations or land trusts that engage in no business other than holding title to the Property for the benefit of the Company. Holding title in such a manner is expected to make it less costly to transfer such Property in the future in the event of a sale and should facilitate financing, since lenders often require title to a Property to be held in a single purpose entity in order to isolate that Property from potential liabilities of other Properties. Direct fee simple title for certain other Properties is owned by an LLC. In addition, with respect to two Properties, the Company owns the debt collateralized by such Properties and with respect to four Properties, the Company owns an interest in the debt collateralized by the Properties.

     As of December 31, 1996, the Company had an investment in partnership interests and subordinated mortgages collateralized by the Additional Properties. The Additional Properties consisted of 578 buildings containing 3,896 units, located in four states.

     The following two tables set forth certain information relating to the Properties and the Additional Properties:

ITEM 2. PROPERTIES
           PROPERTIES- CONTINUED

                                                                                                       Occupancy     December, 1996
                                                           Acreage                         Average       As of        Avg. Monthly
                                Year(s)                   (approx-             Square  Square Footage   December    Rental Rate Per
  Property                    Constructed    Buildings     imate)   Units     Footage     Per Unit      31, 1996   Unit  Square Foot
------------------------------------------------------------------------------------------------------------------------------------
ARIZONA
Bay Club, Phoenix (1)            1976           22           13      420      257,790        614           96%      $493    $0.80

Camellero, Scottsdale (1)        1979           33           15      344      311,526        906           94%      $722    $0.80

Canyon Creek, Tuscan             1986           15           10      242      169,946        702           97%      $473    $0.67

Canyon Sands, Phoenix (1)        1983           38           20      412      353,592        858           91%      $560    $0.65

Chandler Court, Chandler         1987           33           20      311      263,338        847           95%      $613    $0.72

Crystal Creek, Phoenix           1985           24           10      273      190,140        696           97%      $559    $0.80

Del Coronado, Mesa (1)           1985           43           19      419      394,062        940           95%      $609    $0.65

Desert Sands, Phoenix (1)        1982           39           20      412      353,592        858           91%      $560    $0.65

Flying Sun, Phoenix (1)          1983           10            4      108       93,708        868           97%      $553    $0.64

Fountain Creek, Phoenix          1984           20            9      186      144,374        776           94%      $600    $0.77

Indian Bend, Scottsdale          1973            8           14      275      226,444        823           97%      $675    $0.82

Southbank, Mesa                  1985           13            5      113       99,448        880           98%      $552    $0.63

Southcreek, Mesa (1)            1986-89         66           23      528      472,152        894           95%      $650    $0.73

Via Ventura, Scottsdale          1980           22           19      320      279,187        872           71%      $712    $0.82

Villa Madeira, Scottsdale        1971           39           17      332      291,280        877           95%      $692    $0.79

Villa Manana, Phoenix           1971-85         13            8      260      212,150        816           96%      $587    $0.72

ARKANSAS
Fox Run, Little Rock (1)         1974           27           14      337      303,230        900           97%      $536    $0.60


ITEM 2. PROPERTIES
           PROPERTIES- CONTINUED

                                                                                                       Occupancy     December, 1996
                                                           Acreage                         Average       As of        Avg. Monthly
                                Year(s)                   (approx-             Square  Square Footage   December    Rental Rate Per
  Property                    Constructed    Buildings     imate)   Units     Footage     Per Unit      31, 1996   Unit  Square Foot
------------------------------------------------------------------------------------------------------------------------------------

ARKANSAS, continued
Greenwood Forest, Little Rock (1)    1975       23           10      239      191,062        799          98%     $  501     $0.63

Walnut Ridge, Little Rock (1)        1975       18           10      252      210,776        836          95%     $  477     $0.57

Williamsburg, Little Rock (1)        1974       21           10      211      184,348        874          99%     $  552     $0.63

CALIFORNIA
Carmel Terrace, San Diego           1988-89     27           20      384      298,588        778          98%     $  771     $0.99

Casa Capricorn, San Diego            1981       24           10      192      178,320        929          96%     $  742     $0.80

Creekside Oaks, Walnut Creek  (1)    1974        5            7      316      237,952        753          97%     $  724     $0.96

Deerwood, San Diego                  1990       37           29      315      333,079      1,057          93%     $  987     $0.93

Eagle Canyon, Chino Hills            1985       34           32      252      252,493      1,002          95%     $  907     $0.90

Emerald Place, Bermuda Dunes         1988       27           17      240      214,072        892          98%     $  619     $0.69

Hathaway, Long Beach                 1987       41           17      385      266,805        693          95%     $  843     $1.22

Lakeville Resort, Petaluma (1)       1984       84           45      492      461,798        939          99%     $  729     $0.78

Lands End, Pacifica                  1974       11            7      260      161,121        620          98%     $  927     $1.50

Merrimac Woods, Costa Mesa           1970       19           39      123       88,160        717          97%     $  744     $1.04

Mountain Terrace, Stevenson Ranch    1992       19           39      510      425,612        835          77%     $  852     $1.02

Oak Park North, Agoura (1)           1990       31           12      220      180,600        821          94%     $1,023     $1.25

Oak Park South, Agoura (1)           1989       31           12      224      188,000        839          93%     $1,006     $1.20

Park West, Los Angeles               1990        1            4      444      315,588       711           95%     $  962     $1.35

                                      13

ITEM 2. PROPERTIES
            PROPERTIES- CONTINUED

                                                                                                       Occupancy  December, 1996
                                                              Acreage                      Average       As of     Avg. Monthly
                                       Year(s)                (approx-          Square   Square Footage  December  Rental Rate Per
  Property                           Constructed   Buildings   imate)  Units    Footage    Per Unit     31, 1996  Unit   Square Foot
-----------------------------------------------------------------------------------------------------------------------------------
CALIFORNIA, CONTINUED
Promenade Terrace, Corona Hills (1)     1990          38        27      330      360,838    1,093          96%      $851    $0.78

Regency Palms, Huntington Beach         1969          39        14      310      261,634      844          97%      $806    $0.95

Summer Ridge, Riverside                 1985           9         6      136      104,832      771          98%      $660    $0.86

Summerset Village, Chatsworth           1985          29        29      280      286,752    1,024          98%    $1,067    $1.04

Villa Solana, Laguna Hills              1984          17        13      272      245,104      901          97%      $827    $0.92

Vista Del Lago, Mission Viejo (1)      1986-88        51        29      608      512,200      842          98%      $864    $1.03

Windridge, Laguna Niguel (1)            1989          22        19      344      375,312    1,091          92%      $948    $0.87

COLORADO
Cheyenne Crest, Colorado Springs (1)    1984          13         9      208      175,424      843          94%      $640    $0.76

Glenridge, Colorado Springs (1)         1985          12         8      220      176,792      804          96%      $641    $0.80

Indian Tree, Arvada (1)                 1983           7         8      168      140,000      833          99%      $641    $0.77

Trails, Aurora (1)                      1986          17        11      351      286,964      818          95%      $614    $0.75

Willow Glen, Aurora                     1983          22        20      384      302,944      789          90%      $597    $0.76

Windmill, Colorado Springs (1)          1985          15        11      304      180,640      594          97%      $503    $0.85

Yuma Court, Colorado Springs            1985          10         5       40       37,400      935          95%      $597    $0.64

FLORIDA
Brierwood, Jacksonville                 1974          22        17      196      263,052    1,342          97%      $620    $0.46

Casa Cordoba, Tallahassee              1972-73        32        12      168      164,336      978          99%      $615    $0.63

Casa Cortez, Tallahassee                1970          13         4       66       74,916    1,135          97%      $613    $0.54

ITEM 2. PROPERTIES
           PROPERTIES- CONTINUED

                                                                                                       Occupancy   December, 1996
                                                                Acreage                   Average        As of      Avg. Monthly
                                             Year(s)            (approx-        Square Square Footage  December    Rental Rate Per
  Property                                 Constructed Buildings imate) Units  Footage    Per Unit     31, 1996   Unit   Square Foot
------------------------------------------------------------------------------------------------------------------------------------
FLORIDA, CONTINUED
Chaparral, Largo (1)                          1976        52      23     444   451,420     1,017        95%       $582      $0.57

Gatehouse on the Green, Pambroke Pines        1990        12      21     312   310,140       994        98%       $908      $0.91

Gatehouse at Pine Lake, Plantation            1990        11      25     296   293,792       993        92%       $908      $0.92

Habitat, Orlando                              1974        26      17     344   334,352       972        95%       $556      $0.57

Hammock's Place, Miami (1)                    1986        11      15     296   307,900     1,040        97%       $739      $0.71

Heron Cove, Coral Springs                     1987        13      12     198   189,932       959        96%       $754      $0.79

Heron Landing, Lauderhill                     1988        13      11     144   151,684     1,053        92%       $769      $0.73

Heron Run, Plantation                         1987        13      13     198   185,504       937        96%       $793      $0.85

La Costa Brava, Orlando                       1967        17      10     194   190,780       983        96%       $615      $0.63

La Costa Brava, Jacksonville (1)(2)          1970-73      46      30     464   441,268       951        95%       $530      $0.56

Marbrisa, Tampa                               1984        16      37     224   188,544       842        98%       $565      $0.67

Oaks of Lakebridge, Ormond Beach              1984        13      12     170   120,792       711        97%       $578      $0.81

Paradise Point, Dania                        1987-90      13      13     260   226,980       873        96%       $810      $0.93

Pine Harbour, Orlando                         1991        18      20     366   344,204       940        93%       $654      $0.70

Pines of Springdale, W. Palm Beach            1986         3       5     151   126,975       841        95%       $616      $0.73

The Place, Fort Meyers                        1986        15       9     230   183,588       798        94%       $544      $0.68

Port Royale, Fort Lauderdale                  1988        10      17     252   182,380       724        98%       $855      $1.18

Port Royale II, Fort Lauderdale               1991         3       5     161   115,025       714        99%       $883      $1.24


ITEM 2. PROPERTIES
             PROPERTIES- CONTINUED

                                                                                                           Occupancy December, 1996
                                                                  Acreage                     Average       As of     Avg. Monthly
                                         Year(s)                  (approx-        Square  Square Footage  December  Rental Rate Per
  Property                             Constructed    Buildings    imate)  Units  Footage    Per Unit     31, 1996  Unit Square Foot
------------------------------------------------------------------------------------------------------------------------------------
FLORIDA, CONTINUED
River Bend, Tampa                         1971            32         15     296     333,580    1,127         95%    $558     $0.50

Sabal Pointe, Coral Springs               1995            11         14     275     355,575    1,293         97%    $895     $0.69

Sawgrass Cove, Bradenton                  1991            21         28     336     342,880    1,020         93%    $664     $0.65

Springs Colony, Altamonte Springs         1986             9         10     188     161,168      857         98%    $573     $0.67

Stonelake Club, Ocala (1)                 1986            31         15     240     194,320      810         95%    $501     $0.62

Woodlake at Killearn, Tallahassee       1986-90           18         25     352     305,480      868         91%    $615     $0.71

GEORGIA
Frey, Atlanta (1)                         1985            29         44     489     453,760      928         95%    $697     $0.75

Governor's Place, Augusta                 1972            20          9     190     191,580    1,008         94%    $448     $0.44

Greengate, Marietta                       1971            11         11     152     157,808    1,038         92%    $621     $0.60

Holcomb Bridge, Atlanta (1)               1985            34         36     437     419,150      959         95%    $695     $0.72

Ivy Place, Atlanta                        1978            17         15     122     180,830    1,482         94%    $918     $0.62

Longwood, Decatur                         1992             9          9     268     216,970      810         96%    $747     $0.92

Maxwell House, Augusta                    1951             1          1     216      97,173      450         94%    $370     $0.82

Park Knoll, Marietta                      1983            51         41     484     587,250    1,213         95%    $828     $0.68

Preston Lake, Tucker                    1984-86            9         32     320     338,130    1,057         93%    $708     $0.67

Roswell, Atlanta (1)                      1985            23         30     236     225,598      956         93%    $720     $0.75

Terraces at Peachtree, Atlanta            1987             1          1      96      86,800      904         93%    $928     $1.03

ITEM 2. PROPERTIES
           PROPERTIES- CONTINUED

                                                                                                        Occupancy December, 1996
                                                                 Acreage                   Average        As of     Avg. Monthly
                                        Year(s)                 (approx-        Square  Square Footage   December  Rental Rate Per
  Property                            Constructed  Buildings     imate)  Units  Footage    Per Unit      31, 1996  Unit Square Foot
------------------------------------------------------------------------------------------------------------------------------------
GEORGIA, CONTINUED
Woodland Hills, Decatur                  1985        25           19        228   266,304   1,168         91%     $790     $0.68

IDAHO
The Seasons, Boise                       1990        10            6        120   108,460     904         94%     $623     $0.69

ILLINOIS
Bourbon Square, Palatine (1)            1984-87     102           47        612   875,160   1,430         90%   $1,018     $0.71

Four Lakes III-IV, Lisle (1)             1968        31           92        942   798,245     847         92%     $828     $0.98

Four Lakes V, Lisle (1)                  1988         2           15        478   310,208     649         90%     $735     $1.13

Spice Run, Naperville                    1988        20           32        400   396,320     991         88%     $872     $0.88

INDIANA
Diplomat South, Beech Grove (1)          1970        16           15        272   254,528     936         93%     $502     $0.54

IOWA
3000 Grand, Des Moines                   1970         1            6        186   199,530   1,073         84%     $876     $0.82

KANSAS
Cedar Crest, Overland Park               1986        38           30        466   430,034     923         96%     $610     $0.66

Essex Place, Overland Park (1)          1970-84      32           34        352   429,048   1,219         94%     $767     $0.63

Rosehill Pointe, Lenexa                  1984        32           35        498   459,318     922         88%     $590     $0.64

Silverwood, Mission (1)                  1986        20           15        280   234,876     839         98%     $603     $0.72

Sunnyoak Village, Overland Park          1984        55           46        548   492,700     899         93%     $578     $0.64

KENTUCKY
Cloisters on the Green, Lexington (1)    1974         6           12        228   196,560     862         97%     $551     $0.64

Doral, Louisville (1)                    1972        19           10        228   293,106   1,286         94%     $600     $0.47


ITEM 2. PROPERTIES
           PROPERTIES- CONTINUED

                                                                                                         Occupancy  December, 1996
                                                                  Acreage                    Average       As of     Avg. Monthly
                                            Year(s)               (approx-         Square  Square Footage December  Rental Rate Per
  Property                                Constructed  Buildings   imate)  Units  Footage    Per Unit     31, 1996 Unit  Square Foot
------------------------------------------------------------------------------------------------------------------------------------
KENTUCKY, CONTINUED
Mallgate, Louisville                         1969          46       24       540   535,444    992          92%        $534    $0.54

Sonnet Cove I-II, Lexington (1)            1972-1974       11       14       331   346,675  1,047          97%        $611    $0.58

LOUISIANA
Plantation, Monroe                           1972           6       10       200   180,416    902          92%        $437    $0.48

MARYLAND
Canterbury, Germantown (1)                   1986          37       23       544   481,083    884          92%        $710    $0.80

Country Club I & II, Silver Spring (1)     1980-1982       24       20       376   371,296    987          94%        $779    $0.79

Georgian Woods II, Wheaton (1)               1967          21       17       371   305,693    824          95%        $766    $0.93

Greenwich Woods, Silver Spring (1)           1967          47       12       564   514,318    912          96%        $792    $0.87

Marymont, Laurel                            1987-88        12       10       308   251,264    816          94%        $759    $0.93

Northhampton I & II, Largo (1)             1977-1988       47       58       620   564,399    910          96%        $792    $0.87

Oak Mill II, Germantown (1)                  1985          16        8       192   165,611    863          92%        $712    $0.83

Town Centre III & IV, Laurel (1)           1968-1969       49       30       562   553,083    984          96%        $731    $0.74

Yorktowne at Olde Mill, Millersville         1974          18       21       216   195,100    903          96%        $681    $0.75

MICHIGAN
Country Ridge, Farmington Hills              1986          26       18       252   278,060  1,103          94%        $850    $0.77

Hidden Valley, Ann Arbor                     1973           6       28       324   237,348    733          97%        $695    $0.95

Lake in the Woods, Ypsilanti                 1969          40      175     1,028   971,873    945          89%        $728    $0.77

Pines of Cloverlane, Pittsfield Township    1975-79        59       63       582   471,966    811          94%        $633    $0.78


Item 2. PROPERTIES
             PROPERTIES-CONTINUED

                                                                                                   Occupancy     December, 1996
                                                       Acreage                         Average       As of        Avg. Monthly
                                Year(s)                (approx-          Square    Square Footage   December     Rental Rate Per
  Property                   Constructed   Buildings     imate)  Units   Footage       Per Unit     31, 1996   Unit    Square Foot
-----------------------------------------------------------------------------------------------------------------------------------
MICHIGAN, CONTINUED
Walden Wood, Southfield(1)       1972        23          20       210    295,080        1,405          98%      $847      $0.60

MINNESOTA
Park Place I & II, Plymouth(1)   1986         4          60       500    569,768        1,140          98%      $768      $0.67

MISSOURI
Hunters Glen, Chesterfield       1985         8          19       192    156,489          815          97%      $626      $0.77

Sleepy Hollow, Kansas City(1)    1987        26          33       388    325,486          839          98%      $546      $0.65

NEVADA
Catalina Shores, Las Vegas       1989        15          13       240    211,200          880          92%      $709      $0.81

Cypress Point, Las Vegas(1)      1989        19           9       212    179,800          848          88%      $675      $0.80

Desert Park, Las Vegas           1987        23          15       368    172,513          469          92%      $508      $1.08

Fountains at Flamingo,
Las Vegas                       1989-91      34          30       521    417,870          802          96%      $679      $0.85

Newport Cove, Henderson          1983        35          10       140    152,600        1,090          94%      $771      $0.71

Silver Shadow, Las Vegas         1992        13           9       200    194,656          973          93%      $723      $0.74

Sunrise Springs, Las Vegas       1989        18          10       192    164,424          856          94%      $678      $0.79

Trails, Las Vegas                1988        38          28       440    453,656        1,031          93%      $755      $0.73

NEW HAMPSHIRE
Wellington Hill, Manchester(1)   1987        55          40       390    394,627        1,012          94%      $729      $0.72

NEW JERSEY
Raven's Crest, Plainsboro(1)     1984        37          19       704    583,176          828          96%      $822      $0.99

NEW MEXICO
Pueblo Villas, Albuquerque       1975        17          12       232    173,118          746          92%      $559      $0.75

ITEM 2. PROPERTIES
             PROPERTIES- CONTINUED

                                                                                                       Occupancy  December, 1996
                                                                Acreage                    Average       As of     Avg. Monthly
                                         Year(s)                (approx-        Square  Square Footage  December  Rental Rate Per
  Property                             Constructed   Buildings   imate)  Units  Footage   Per Unit     31, 1996   Unit   Square Foot
------------------------------------------------------------------------------------------------------------------------------------
NORTH CAROLINA
Bainbridge, Durham                        1984          15         24      216   191,240    885         90%      $692       $0.78

Bridgeport, Raleigh                       1990          13         17      276   252,190    914         92%      $714       $0.78

Deerwood Meadows, Greensboro (1)          1986          49         44      297   217,757    733         93%      $572       $0.78

East Pointe, Charlotte (1)                1987          22         29      310   301,560    973         95%      $629       $0.65

Laurel Ridge, Chapel Hill                 1975          28         13      160   158,964    994         99%      $719       $0.72

McAlpine Ridge, Charlotte                1989-90        16         15      320   238,125    744         93%      $582       $0.78

Pine Meadow, Greensboro (1)               1974          29         14      204   226,600  1,111         92%      $593       $0.53

Rock Creek, Corrboro                      1986          20         16      188   153,548    817         89%      $673       $0.82

Winterwood, Charlotte (1)                 1986          22         23      384   369,260    962         91%      $658       $0.68

Woodbridge, Cary (1)                     1993-95        16         28      344   315,624    918         92%      $719       $0.78

Woodscape, Raleigh                        1979          21         25      240   186,192    776         95%      $570       $0.73

Woods of North Bend, Raleigh              1983          22         30      235   243,975  1,038         98%      $673       $0.65

OHIO
Olentangy Commons, Columbus (1)           1972          95         76      827   981,190  1,186         93%      $747       $0.63

Reserve Square, Cleveland                 1973           1          4      765   631,803    826         78%      $853       $1.03

University Park, Toledo                   1965           1          2       99    49,950    505         99%      $433       $0.86

Village of Hampshire Heights, Toledo      1950          92         10      392   241,920    617         99%      $416       $0.67

OKLAHOMA
Brittany Square, Tulsa                    1982          13          8      212   170,516    804         96%      $508       $0.63

Item 2. PROPERTIES
            PROPERTIES- CONTINUED

                                                                                                        Occupancy   December, 1996
                                                            Acreage                      Average          As of      Avg. Monthly
                                    Year(s)                (approx-          Square   Square Footage     December   Rental Rate Per
  Property                       Constructed   Buildings    imate)   Units   Footage     Per Unit        31, 1996  Unit  Square Foot
-----------------------------------------------------------------------------------------------------------------------------------
OKLAHOMA, CONTINUED
Quail Run, Oklahoma City             1978-83      13         9       208     149,408       718           99%        $385      $0.54

Stonebrook, Oklahoma City              1983       21         8       360     247,088       686           93%        $408      $0.59

The Lodge, Tulsa                       1979       13        11       208     152,240       732           99%        $413      $0.56

OREGON
Bridgecreek, Wilsonville               1987       26        22       315     274,236       871           95%        $647      $0.74

Kempton Downs, Gresham                 1990       17        12       278     277,536       998           95%        $679      $0.68

Meadowcreek, Tigard (1)                1985       19        15       304     247,690       815           97%        $628      $0.77

Tanasbourne Terrace, Hillsboro       1986-89      29        18       373     363,758       975           95%        $734      $0.75

Tanglewood, Lake Oswego                1976       35         8       158     200,660     1,270           97%        $798      $0.63

Woodcreek, Beaverton (1)             1982-84      28        22       440     335,120       762           96%        $584      $0.77

SOUTH CAROLINA
Mallard Cove, Greenville               1983        3        14       211     264,187     1,252           88%        $602      $0.48

TENNESSEE
Arbors of Hickory Hollow,
 Nashville (1)                         1986       17        31       336     337,260     1,004           96%        $634      $0.63

Arbors of Brentwood,
 Nashville (1)                       1986-87      20        41       346     320,993       928           94%        $691      $0.74

Brixworth, Nashville                   1985        5         6       216     144,912       671           92%        $728      $1.09

Canterchase, Nashville (1)             1985       12        22       235     170,140       724           97%        $567      $0.78

TEXAS
7979 Westheimer, Houston               1973       30        15       459     401,571       875           95%        $625      $0.71

Altamonte, San Antonio (1)             1985       29        17       432     322,928       748           93%        $536      $0.72

ITEM 2. PROPERTIES
             PROPERTIES- CONTINUED

                                                                                                       Occupancy     December, 1996
                                                              Acreage                     Average       As of         Avg. Monthly
                                        Year(s)              (approx-         Square   Square Footage   December     Rental Rate Per
  Property                           Constructed   Buildings  imate)   Units  Footage    Per Unit      31, 1996    Unit  Square Foot
------------------------------------------------------------------------------------------------------------------------------------
TEXAS, CONTINUED
Arbors of Las Colinas, Irving            1985         21        15      408    334,556      820           96%      $676    $0.82

Breton Mill, Houston (1)                 1986         21        14      392    294,152      750           98%      $533    $0.71

Celebration at Westchase, Houston (1)    1979         27        13      367    305,609      833           96%      $545    $0.65

Champion Oaks, Houston (1)               1984         20        10      252    190,628      756           97%      $531    $0.70

Dawntree, Carrollton                     1982         53        23      400    370,152      925           96%      $577    $0.62

Forest Ridge, Arlington                 1984-85       34        29      660    555,364      841           93%      $600    $0.71

Fountainhead I-III, San Antonio (1)     1985-87       55        23      688    457,616      665           92%      $520    $0.78

Harbour Landing, Corpus Christi          1985         22        11      284    193,288      681           96%      $525    $0.77

Hampton Green, San Antonio (1)           1979         32        11      293    222,341      759           94%      $486    $0.64

Hearthstone, San Antonio (1)             1982         17        11      252    167,464      665           96%      $440    $0.66

Hunter's Green, Fort Worth (1)           1981         17        10      248    188,720      761           92%      $486    $0.64

Keystone, Austin (1)                     1981         13         6      166    111,440      671           92%      $573    $0.85

Kingswood Manor, San Antonio (1)         1983         12         6      129    109,996      853           98%      $507    $0.59

Lakewood Oaks, Dallas                    1987         26        12      352    257,606      732           98%      $647    $0.88

Lincoln Green I-III, San Antonio        1984-86       54        24      680    465,664      685           96%      $478    $0.70

Marina Club, Ft. Worth                   1987         19        14      387    265,475      686           94%      $478    $0.70

Northgate Village, San Antonio (1)       1984         23        10      264    214,928      814           94%      $523    $0.64

Parkwest, Austin (1)                     1985         50        15      196    179,046      914           90%      $759    $0.83

ITEM 2. PROPERTIES
             PROPERTIES- CONTINUED

                                                                                                       Occupancy     December, 1996
                                                              Acreage                     Average       As of         Avg. Monthly
                                        Year(s)              (approx-         Square   Square Footage   December     Rental Rate Per
  Property                           Constructed   Buildings  imate)   Units  Footage    Per Unit      31, 1996    Unit  Square Foot
------------------------------------------------------------------------------------------------------------------------------------

TEXAS, CONTINUED
Preston in Willow Bend, Plano           1985          23        13      229    233,893     1,021          97%       $740     $0.72

Ridgetree, Dallas                       1983          38        17      798    597,642       749          95%       $502     $0.67

Saddle Creek, Carrollton                1980          18        16      238    244,488     1,027          95%       $681     $0.66

Songbird, San Antonio (1)               1981          29        15      262    277,720     1,060          93%       $643     $0.61

Sutton Place, Dallas                    1985          16        10      456    301,440       661          94%       $568     $0.86

The Lodge, San Antonio                  1979          20        10      384    259,512       676          93%       $494     $0.73

The Trails, Arlington                   1984          10         9      208    141,696       681          99%       $518     $0.76

Village Oaks, Austin (1)                1984          25        13      280    199,152       711          97%       $660     $0.93

Woodmoor, Austin                        1981          16         9      208    151,348       728          90%       $592     $0.81

VIRGINIA
Amberton, Manassas (1)                  1986          16         7      190    143,402       755         100%       $682     $0.90

Kingsport, Alexandria                   1985          73        13      416    285,793       687          97%       $687     $1.00

Saddle Ridge, Ashburn                   1989          25        14      216    194,142       899          94%       $837     $0.93

Sheffield Court, Arlington              1986          36        14      597    356,822       598          97%       $793     $1.33

Tanglewood, Manassas (1)                1987          36        29      432    388,704       900          99%       $697     $0.77

Wilde Lake, Richmond (1)                1989           8        18      189    172,980       915          91%       $672     $0.73

Woodside, Lorton                        1987          21        13      252    231,781       920          96%       $757     $0.82

WASHINGTON
2900 on First, Seattle                 1989-91         1         1      135     87,320       647          99%       $837     $1.29

ITEM 2. PROPERTIES
            PROPERTIES- CONTINUED

                                                                                                         Occupancy  December, 1996
                                                           Acreage                         Average         As of     Avg. Monthly
                                      Year(s)              (approx-            Square   Square Footage    December  Rental Rate Per
  Property                          Constructed Buildings  imate)    Units     Footage     Per Unit       31, 1996  Unit Square Foot
------------------------------------------------------------------------------------------------------------------------------------
WASHINGTON, CONTINUED
Brentwood, Vancouver                    1990        28       14         296      286,132     967            95%     $640     $0.66

Chandler's Bay I, Kent                  1989        27       36         293      278,874     952            98%     $680     $0.71

Charter Club, Everett                   1991        17       12         201      172,773     860            99%     $681     $0.79

Creekside, Mountlake Terrace (1)        1987        24       43         512      407,296     796            99%     $656     $0.83

Eagle Rim, Redmond                    1986-88       39       20         156      137,920     884            96%     $743     $0.84

Edgewood, Woodinville (1)               1986        15       10         203      166,299     819            98%     $693     $0.85

Fox Run, Federal Way                    1988         9        5         143      127,960     895           100%     $626     $0.70

Huntington Park, Everett                1991        27       14         381      307,793     808           100%     $653     $0.81

Newport Heights, Seattle (1)            1985        12        5          80       59,056     738            99%     $674     $0.91

Orchard Ridge, Lynnwood                 1988         9        6         104       86,548     832            99%     $649     $0.78

Pointe East, Redmond                    1988        19        6          76       83,280   1,096            96%     $944     $0.86

Village of Newport, Federal Way (1)     1987         7        4         100       76,890     769            98%     $582     $0.76

Waterstone Place, Federal Way           1990        72       37         750      616,436     822            92%     $571     $0.69

Wellington, Silverdale (1)              1990        17       11         240      214,024     892            80%     $641     $0.72
                                               ------------------------------------------------------------------------------------
TOTAL PROPERTIES:                                5,198    4,055      67,705   59,472,576
                                               ------------------------------------------------------------------------------------
AVERAGE:                                            24       19         311      272,810     878     95%     $673     $0.77
                                               ====================================================================================

(1) Encumbered by a third party mortgage.
(2) Includes La Costa Brava (JAX) and Cedar Cove.

        ADDITIONAL PROPERTIES

                                                                                                  Occupancy      December, 1996
                                                                                     Average        As of         Avg. Monthly
                         Years(s)                 Acreage               Square    Square Footage   December      Rental Rate Per
    Property           Constructed  Buildings  (approximate)   Units    Footage      Per Unit      31, 1996    Unit     Square Foot
-----------------------------------------------------------------------------------------------------------------------------------
CALIFORNIA
Brookside Place,
  Stockton                 1981         28           10           90      96,664       1,074          96%      $740        $0.69

Canyon Creek,
  San Ramon                1984         27           13          268     257,676         961          94%    $1,055        $1.10

Cobblestone Village,
  Fresno                   1983         33           15          162     153,118         945          94%      $563        $0.60

Country Oaks,
  Agoura                   1985         38           15          256     258,558       1,010          93%    $1,184        $1.17

Edgewater, Bakersfield     1984         35           15          258     240,322         931          93%      $638        $0.68

Feather River,
  Stockton                 1981         16            8          128      97,328         760          95%      $547        $0.72

Hidden Lake,
  Sacramento               1985         27           17          272     261,808         963          93%      $677        $0.70

Lakeview, Lodi             1983         25            9          138     136,972         993          95%      $682        $0.69

Lantern Cove,
  Foster City              1985         29           17          232     228,432         985          94%    $1,524        $1.55

Schooner Bay I,
  Foster City              1985         21         12.5          168     167,345         996          95%    $1,583        $1.59

Schooner Bay II,
  Foster City              1985         18         12.5          144     143,442         996          97%    $1,570        $1.58

South Shore,
  Stockton                 1979         24            8          129     141,055       1,093          93%      $749        $0.69

Waterfield Square I,
  Stockton                 1984         22           10          170     160,100         942          95%      $580        $0.62

Waterfield Square II,
  Stockton                 1984         24            9          158     151,488         959          96%      $597        $0.62

Willow Brook,
  Pleasant Hill            1985         38           12          228     234,840       1,030          95%    $1,209        $1.17

Willow Creek,
  Fresno                   1984         15            7          116     118,422       1,021          91%      $668        $0.65

COLORADO

        ADDITIONAL PROPERTIES

                                                                                                  Occupancy      December, 1996
                                                                                     Average        As of         Avg. Monthly
                         Years(s)                 Acreage               Square    Square Footage   December      Rental Rate Per
    Property           Constructed  Buildings  (approximate)   Units    Footage      Per Unit      31, 1996    Unit     Square Foot
-----------------------------------------------------------------------------------------------------------------------------------
Deerfield, Denver          1983         22            9          158     146,380         926          94%      $705        $0.76

COLORADO, continued
Foxridge, Englewood        1984         27           15          300     292,992         977          92%      $764        $0.78

NEW MEXICO
Mesa Del Oso,
  Albuquerque              1983         69           25          221     252,169       1,141          99%      $893        $0.78

Tierra Antigua,
  Albuquerque              1985         19            9          148     152,241       1,029          93%      $796        $0.77

OKLAHOMA
Lakewood, Tulsa            1985         21            9          152     157,372       1,035          95%      $670        $0.65
                                    -----------------------------------------------------------------------------------------------
TOTAL ADDITIONAL
  PROPERTIES:                          578          257        3,896   3,848,724
                                    -----------------------------------------------------------------------------------------------
AVERAGE:                                28           12          186     183,273         988          94%      $899        $0.91
                                    ===============================================================================================

Note: All of these Additional Properties are encumbered by mortages, of which the Company has an investment in the second and third mortgages (which are subordinate to first mortgages owned by third party unaffiliated entities).

                                    PART I

Item 3.  Legal Proceedings

     Richard M. Perlman, a former employee of companies controlled by Mr. Zell, filed a legal proceeding against Mr. Zell and various partnerships and corporations controlled by Mr. Zell claiming, inter alia, that he had an
                                              ----------
interest in 20 of 46 of the Initial Properties (the "Zell Properties") and that he suffered damages when those Properties were transferred into the REIT. The proceeding was filed on July 21, 1995 (Richard M. Perlman et al. v. Samuel Zell,
                                       ----------------------------------------
et al.) (United States District Court for the Northern District of Illinois-
------
Eastern Division, Case No. 95 C 4242). Mr. Perlman voluntarily dismissed the action that he previously filed in the Circuit Court of Cook County, Illinois, which was known as Richard M. Perlman v. Samuel Zell, et al, Case No. 92 CH
                   ----------------------------------------
19915. Mr. Zell believes such claims lack merit and is vigorously contesting the claims. The Company is not currently a party to this lawsuit. Discovery is currently proceeding and trial is currently anticipated to commence in June, 1997. Because Mr. Perlman's entire claimed interest in these Properties, based on Mr. Perlman's pleadings, does not exceed 1% of the value of these Properties, the Company has title insurance coverage, and the Company has been indemnified by Mr. Zell and certain of his affiliates for any actual losses incurred in connection with such matters, the Company believes no material loss to the Company could occur.

     On March 20, 1996, a legal proceeding (Nick J. Miletich, Administrator of the Estates of Dorothy Miletich and Madelyne Miletich, deceased, v. Equity Residential Properties Trust, Equity Residential Properties Management Corporation, Curt Vajgrt, Raymond Countryman and Darla Countryman) (Iowa District Court, Polk County, Iowa, Law Case No. CL 68908) was filed against the Company. This legal proceeding arises out of the Company's ownership and management of the apartment building known as 3000 Grand Ave. in Des Moines, Iowa and alleges that Raymond and Darla Countryman murdered Dorothy Miletich and Madelyne Miletich, who were residents of the apartment complex, on June 15, 1995. Raymond Countryman is a former employee of the Company. The plaintiff alleges, inter alia, that had the Company learned of the background of Mr.
         ----------
Countryman prior to his employment, the Company would not have hired him and the deaths of the Miletichs would have been avoided. The Company is vigorously contesting these claims and believes it has strong defenses to these claims, nevertheless, there is no assurance that the Company will not be held liable for said deaths and there is no assurance that its insurance coverage will cover all damages that may be awarded against it.

     In addition, only ordinary routine litigation incidental to the business which is not deemed material was initiated during the year ended December 31, 1996. The Company does not believe there is any other litigation, except as mentioned in the previous paragraph, threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters

     The following table sets forth for the periods indicated, the high and low sales prices for and the distributions paid on the Company's Common Shares which trade on the New York Stock Exchange under the trading symbol EQR.

                                              Sales Price
                                           -----------------
                                            High       Low     Distributions
                                           -------   -------   -------------
Fiscal Year 1996
Fourth Quarter Ended December 31, 1996     $43 1/2   $35 5/8          $0.625
Third Quarter Ended September 30, 1996     $36 1/8   $32 7/8          $ 0.59
Second Quarter Ended June 30, 1996         $33 1/2   $30 7/8          $ 0.59
First Quarter Ended March 31, 1996         $33 3/4   $28 1/4          $ 0.59


                                             Sales Price
                                           -----------------
                                           High        Low     Distributions
                                           -------   -------   -------------
Fiscal Year 1995
Fourth Quarter Ended December 31, 1995     $31 7/8   $27 3/4          $ 0.59
Third Quarter Ended September 30, 1995     $31 1/4   $27 3/4          $ 0.53
Second Quarter Ended June 30, 1995         $29 3/4   $24 7/8          $ 0.53
First Quarter Ended March 31, 1995         $29 1/8   $25 5/8          $ 0.53

     In addition, on February 25, 1997, the Company declared a $0.625 distribution per Common Share payable on April 11, 1997 to shareholders of record on March 28, 1997.

     The number of beneficial holders of Common Shares at December 31, 1996 was approximately 18,400. The number of outstanding Common Shares as of December 31, 1996 was 51,154,836.

Item 6.  Selected Financial Data

   The following table sets forth selected financial and operating information on a historical basis for the Company and the Predecessor Business. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating data for the years ended December 31, 1995, 1994, 1993, and 1992 have been derived from the historical Financial Statements of the Company and the Predecessor Business audited by Grant Thornton L.L.P., independent accountants. The historical operating data for the year ended December 31, 1996 has been derived from the historical Financial Statements of the Company audited by Ernst & Young LLP, independent auditors. Certain capitalized terms as used herein, are defined in the Notes to the Consolidated Financial Statements as included elsewhere in this Form 10-K.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
     CONSOLIDATED AND COMBINED HISTORICAL, INCLUDING PREDECESSOR BUSINESS
         (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE AND PROPERTY DATA)

                                                                                    YEAR ENDED DECEMBER 31,  (1)
                                                                  -------------------------------------------------------------
                                                                      1996       1995        1994          1993         1992
                                                                  -----------  ----------  ----------   -----------  ----------
OPERATING DATA:
Total revenues                                                    $  478,385  $  390,384  $   231,034   $  112,070   $   92,973
                                                                   =========   =========    =========    =========    =========

Income (loss) before gain on
    disposition of properties, extraordinary items and
    allocation to Minority Interests/Predecessor Business         $   97,033  $   59,738  $    45,988   $    8,137   $   (3,281)
                                                                   =========   =========    =========    =========    =========

Net income                                                        $  101,624  $   67,719  $    34,418   $    6,095   $    -
                                                                   =========   =========    =========    =========    =========

Net income available to Common Shares                             $   72,609  $   57,610  $    34,418   $    6,095   $    -
                                                                   =========   =========    =========    =========    =========

Net income per weighted average Common Share outstanding          $     1.70  $     1.68  $      1.34   $     0.42   $    -
                                                                   =========   =========    =========    =========    =========

Weighted average Common Shares outstanding                            42,586      34,358       25,621       14,601   $    -
                                                                   =========   =========    =========    =========    =========

Distributions declared per Common Share outstanding               $     2.40  $     2.18  $      2.01   $     0.68   $    -
                                                                   =========   =========    =========    =========    =========


BALANCE SHEET DATA (at end of period):
  Real estate, before accumulated depreciation                    $2,983,510  $2,188,939  $ 1,963,476   $  634,577   $ 358,212
  Real estate, after accumulated depreciation                     $2,681,998  $1,970,600  $ 1,770,735   $  478,210   $ 218,825
  Total assets                                                    $2,986,127  $2,141,260  $ 1,847,685   $  535,914   $ 238,878
  Total debt                                                      $1,254,274  $1,002,219  $   994,746   $  278,642   $ 343,282
  Minority Interests                                              $  150,637  $  168,963  $   177,438   $  83,159    $    -
  Shareholders' equity                                            $1,458,830  $  884,517  $   609,936   $  146,485   $    -

OTHER DATA:
  Total properties (at end of period) (2)                                218         174          163          79           46
  Total apartment units (at end of period) (2)                        67,705      53,294       50,704      24,419       15,732
  Funds from operations available to Common Shares (unaudited)(3) $  160,267  $  120,965  $    83,886   $  30,127    $  11,975
  Cash flow provided by (used for):
     Operating activities                                         $  210,930  $  141,534  $    93,997   $  25,582    $  10,871
     Investing activities                                         $ (635,655) $ (324,018) $  (896,515)  $(106,543)   $  (5,917)
     Financing activities                                         $  558,568  $  175,874  $   808,495   $  94,802    $  (4,945)

                                 PART II

ITEM 6. SELECTED FINANCIAL AND OPERATING INFORMATION (COMBINED HISTORICAL (CONTINUED))

(1) Historical results for the year ended December 31, 1992 represented the combined results of the Predecessor Business. Historical results for the year ended December 31, 1993 included combined results of the Predecessor Business for the period January 1, 1993 through August 17, 1993.

(2) In August 1995 the Company also made an $89 million investment in partnership interests and subordinated mortgages collateralized by the Additional Properties. The Additional Properties consist of 3,896 units.

(3) The Company generally considers FFO to be one measure of the performance of real estate companies, including an equity REIT. The new definition of FFO adopted in March 1995 by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Company's calculation of FFO represents net income available to Common Shares, excluding gains on dispositions of properties, gains on early extinguishment of debt, and write-off of unamortized costs on refinanced debt, plus depreciation on real estate assets, income allocated to Minority Interests and amortization of deferred financing costs related to the Predecessor Business. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. The Company's calculation of FFO for 1995 and 1994 has been restated to reflect the effects of the new definition as mentioned above. FFO for the year ended December 31, 1994 includes the effect of a one-time charge of approximately $879,000 for the relocation of the property management headquarters to Chicago. In addition, FFO for the year ended December 31, 1993 excludes the effect of refinancing costs of approximately $3.3 million which represented costs associated with the prepayment of certain mortgage loans.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7.  OVERVIEW

     The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with "Selected Financial Data" and the historical Consolidated Financial Statements thereto appearing elsewhere in this Form 10-K. Due to the Company's ability to control the Operating Partnership, the Management Partnerships, the Financing Partnerships and the LLCs, each entity has been consolidated with the Company for financial reporting purposes.

RESULTS OF OPERATIONS

          Since the Company's IPO, the Company has acquired direct or indirect interests in 160 properties (the "Acquired Properties"), containing 49,679 units in the aggregate for a total purchase price of approximately $2.4 billion, including the assumption of approximately $554.2 million of mortgage indebtedness. The Company's interest in six of the Acquired Properties at the time of acquisition thereof consisted solely of ownership of the debt collateralized by such Acquired Properties. The Company purchased ten of such Acquired Properties or 2,694 units between the IPO and December 31, 1993 (the "1993 Acquired Properties"); 84 of such Acquired Properties or 26,285 units in 1994 (the "1994 Acquired Properties"); 17 of such Acquired Properties or 5,035 units in 1995 (the "1995 Acquired Properties") and 49 of such Acquired Properties consisting of 15,665 units in 1996 (the "1996 Acquired Properties"). In addition, in August 1995, the Company made an investment in partnership interests and subordinated mortgages collateralized by the 21 Additional Properties. The Acquired Properties were presented in the Consolidated and Combined Financial Statements of the Company from the date of each acquisition.

          During 1995, the Company also disposed of six properties containing 2,445 units (the "1995 Disposed Properties") for a total sales price of approximately $52 million and the release of mortgage indebtedness of $20.5 million. During 1996, the Company disposed of five properties containing 1,254 units (the "1996 Disposed Properties ") for a total sales price of approximately $41.3 million.

          The Company's overall results of operations for the three years ended December 31, 1996 have been significantly impacted by the Company's acquisition activity. The significant changes in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense, property management and interest expense can all primarily be attributed to the acquisition of the Acquired Properties. The impact of the Acquired Properties is discussed in greater detail in the following paragraphs.

          Properties that the Company owned for all of both 1996 and 1995 (the "1996 Same Store Properties") and Properties that the Company owned for all of both 1995 and 1994 (the "1995 Same Store Properties") also impacted the Company's results of operations and are discussed as well in the following paragraphs.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

   COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31, 1995

   For the year ended December 31, 1996, income before gain on disposition of properties, extraordinary items and allocation to Minority Interests increased by $37.3 million when compared to the year ended December 31, 1995. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation, interest expense and general and administrative expenses. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1996 Acquired Properties and 1995 Acquired Properties. These increases were partially offset by the 1996 Disposed Properties and the 1995 Disposed Properties. Interest income earned on the Company's mortgage note investment increased by approximately $8 million and was an additional factor that impacted the year to year changes.

   In regard to the 1996 Same Store Properties, rental revenues increased by approximately $15.9 million or 4.8 % primarily as a result of higher rental rates charged to new tenants and tenant renewals and higher average occupancy levels. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses increased approximately $1.7 million or 1.2%. This increase was primarily the result of higher payroll expenses and utilities costs. For 1996 the Company also increased its per unit charge for property level insurance which increased insurance expense by approximately $0.7 million. In addition, real estate taxes increased due to reassessments on certain of the 1996 Same Store Properties.

   Property management represents expenses associated with the management of the Company's Properties. These expenses increased by approximately $2.3 million primarily as a result of the expansion of the Company's property management business with the addition of a regional operations center ("ROC") in Seattle, Washington and during the third quarter of 1996 the addition of two new area offices located in Raleigh, North Carolina and Ft. Lauderdale, Florida. Other factors that impacted this increase were higher payroll and travel costs and legal and professional fees.

   Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Company that are managed for affiliates. These revenues decreased by $0.3 million primarily due to the disposition of certain of these properties.

   Interest expense, including amortization of deferred financing costs, increased by approximately $3.8 million. This increase was primarily the result of an increase in the Company's average indebtedness outstanding which increased by $75.8 million. However, the Company's effective interest cost decreased from 8.09% in 1995 to 7.87% in 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

   General and administrative expenses, which include corporate operating expenses, increased approximately $1.7 million between the years under comparison. This increase was primarily due to adding corporate personnel, higher salary costs and shareholder reporting costs as well as an increase in professional fees. General and administrative expenses as a percentage of total revenues were 2.06% for the year ended December 31, 1996, which was a slight decrease from 2.08% in 1995.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994

   For the year ended December 31, 1995, income before gain from disposition of properties, extraordinary items and allocation to Minority Interest increased by $13.8 million when compared to the year ended December 31, 1994. This increase was primarily due to increases in rental revenues net of increases in interest expense, property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense and general and administrative expenses. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1995 Acquired Properties and 1994 Acquired Properties which was partially offset by the 1995 Disposed Properties. Increases in fee and asset management revenues, net of fee and asset management expenses as well as interest income of approximately $4.9 million earned on the Company's mortgage note investment were additional factors that impacted the change from 1994 to 1995.

     In regard to the 1995 Same Store Properties, rental revenues increased by approximately $5.5 million or 4% as a result of higher rental rates charged to new tenants and tenant renewals. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses increased approximately $0.9 million or 1.5%. This increase was the result of higher leasing and advertising costs, repair and maintenance and real estate taxes for certain of the 1995 Same Store Properties located in Texas.

     Property management represents expenses associated with the management of the Company's Properties. These expenses increased by approximately $5 million primarily as a result of the expansion of the Company's property management with the addition of ROCs in Bethesda, Maryland, Denver, Colorado and Seattle, Washington. These new ROCs were the result of acquiring Artery Property Management, Inc. ("Artery") in December 1994 and assuming property management for 31 Properties in January and February, 1995.

     Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Company that are managed for affiliates. These revenues increased by $2.3 million and expenses increased by $1.8 million, primarily due to the management of an additional 6,213 units for certain properties owned by various Artery entities.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

     Interest expense, including amortization of deferred financing costs, increased by approximately $42.8 million. Of this increase, $18.1 million was due to the interest associated with the debt assumed on the 1994 Acquired Properties and 1995 Acquired Properties, $4.1 million was due to the 1999 Notes, $7.3 million was due to the Floating Rate Notes, $8 million was due to the Company's line of credit and $7.3 million was due to the 2002 Notes. This increase was partially offset by a decrease of approximately $2 million in interest expense due to repayment of mortgage indebtedness in the amount of $45.5 million on seven of the Company's Properties at various times in 1995.

     General and administrative expenses, which include corporate operating expenses, increased by approximately $2.1 million, primarily due to an increase in state and local income and franchise taxes as well as adding corporate personnel and incurring higher administrative costs associated with increasing the size of the Company. However, general and administrative expenses as a percentage of total revenues decreased from 2.6% in 1994 to 2.1% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

As of January 1, 1996, the Company had approximately $13.4 million of cash and cash equivalents and $158 million available on its line of credit. After taking into effect the various transactions discussed in the following paragraphs, cash and cash equivalents at December 31, 1996 was approximately $147.3 million and the amounts available on the Company's line of credit were $250 million. In addition, the Company had $3.6 million of proceeds from a property sale included in deposits-restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash provided by financing activities, all of which are presented in the Company's Consolidated Statements of Cash Flows.

   Part of the Company's strategy in funding the purchase of multifamily properties is to utilize its line of credit and to subsequently repay the line of credit from the issuance of additional equity or debt securities. Continuing to employ this strategy, during 1996 the Company and/or the Operating
Partnership: (i) issued a total of approximately 14.4 million Common Shares through various offerings and received total net proceeds of $483 million, (ii) completed the offering of the Series C Preferred Shares and received net proceeds of $111.4 million, (iii) issued the 2026 Notes and received net proceeds of $149 million and (iv) refinanced certain of its tax-exempt bonds in two separate transactions for a total of $112.2 million of net proceeds. All of these proceeds have been or will be utilized to purchase additional properties and/or repay the line of credit and mortgage indebtedness on certain properties.

   With respect to Property acquisitions during the year, the Company purchased 49 Properties containing 15,665 units for a total acquisition cost of $778.2 million, which included the assumption of $142.2 million of mortgage indebtedness, the forgiveness of debt of $2.7 million and the issuance of OP Units having a value of approximately $0.4 million. These

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

acquisitions were primarily funded from amounts drawn on the Company's line of credit and a portion of the proceeds received in connection with the transactions mentioned in the previous paragraph.

   During the year ended December 31, 1996, the Company also disposed of five properties which generated net proceeds of approximately $40 million. Proceeds from four of the dispositions were ultimately applied to purchase additional Properties and the remaining proceeds have been set aside for future property acquisitions.

   As of December 31, 1996, the Company had total indebtedness of approximately $1.3 billion, which included mortgage indebtedness of $755.4 million, of which $274 million represented tax exempt bond indebtedness, and unsecured debt of $498.8 million (net of a $1.2 million discount). During the year, the Company repaid an aggregate of $57 million of mortgage indebtedness on eight of its Properties. These repayments were funded from the Company's line of credit or from proceeds received from the various capital transactions mentioned in previous paragraphs. The Company has, from time to time, entered into interest rate protection agreements, financial instruments, to reduce the potential impact of increases in interest rates but has limited exposure to the extent of non-performance by the counterparties of each protection agreement since each counterparty is a major U.S. financial institution, and the Company does not anticipate their non-performance. No such financial instrument has been used for trading purposes. On February 12, 1996, the Company entered into two interest rate protection agreements that will hedge the Company's interest rate risk at maturity of $175 million of indebtedness. The first agreement hedged the interest rate risk of $50 million of mortgage loans scheduled to mature in September 1997 by locking the five year Treasury Rate, commencing October 1, 1997. The second agreement hedged the interest rate risk of the Operating Partnership's 1999 Notes by locking the effective four year Treasury Rate commencing May 15, 1999. There was no current cost to the Company for entering into these agreements.

   The Company has a policy of capitalizing expenditures made for new assets, including newly acquired properties and the costs associated with placing these assets into service. Expenditures for improvements and renovations that significantly enhance the value of existing assets or substantially extend the useful life of an asset are also capitalized. Capital spent for replacement-type items such as appliances, draperies, carpeting and floor coverings, mechanical equipment and certain furniture and fixtures is also capitalized. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. With respect to acquired properties, the Company has determined that it generally spends $1,000 per unit during its first three years of ownership to fully improve and enhance these properties to meet the Company's standards. In regard to replacement-type items described above, the Company generally expects to spend $300 per unit on an annual recurring basis.

   During the year ended December 31, 1996, total capital expenditures for the Company approximated $45.9 million. Of this amount, approximately $10.6 million related to capital

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

improvements and major repairs for certain of the 1994, 1995 and 1996 Acquired Properties. Capital improvements and major repairs for all of the Company's pre-IPO properties and certain Acquired Properties approximated $13.8 million, or $232 per unit. Capital spent for replacement-type items approximated $16.3 million, or $276 per unit, which is in line with the Company's expected annual recurring per unit cost. In regard to capital spent for upgrades at certain properties and tenant improvements with respect to the retail and commercial office space at one Property, the amount was approximately $2.9 million. Also included in total capital expenditures was approximately $2.3 million expended for non-real estate additions such as computer software, computer equipment, furniture and fixtures and leasehold improvements for the Company's ROCs and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for 1997 are budgeted to be approximately $48 million.

   Minority Interests as of December 31, 1996 decreased by $18.3 million when compared to December 31, 1995. The primary factors that impacted this account during the year were distributions declared to Minority Interests, which amounted to $20.5 million for the year, the allocation of its income from operations in the amount of $14.3 million, the conversion of OP Units into Common Shares and issuances of Common Shares during the year.

   Total distributions paid in 1996 amounted to $142.3 million, which included the distribution declared in the fourth quarter of 1995. The fourth quarter of 1996 distributions were paid on January 10, 1997 and approximated $45.9 million. On February 25, 1997, the Company declared a $0.625 distribution per Common Share, $0.585938 per Series A Preferred Share, $0.570313 per Series B Depositary Share and $0.570313 per Series C Depositary Share payable to shareholders of record on March 28, 1997. The Common Share distributions will be paid on April 11, 1997 and the Preferred and Depositary Share distributions will be paid on April 15, 1997.

   In January 1997 the Company announced its planned Merger with Wellsford and, upon shareholder approval by both companies, anticipates the consummation of such Merger on or around June 1, 1997. In connection with the Merger, the Company may have to fund up to $67 million to cover certain transaction and termination costs, repay Wellsford's line of credit balance and fund an investment in a company to be spun off from Wellsford.

   Subsequent to December 31, 1996, the Company acquired eight additional properties representing 2,575 units for a total purchase price of approximately $144.2 million, including the assumption of approximately $50.8 million of mortgage indebtedness. These acquisitions were funded from proceeds of the December 1996 Common Share Offering. The Company is actively seeking to acquire additional multifamily properties with physical and market characteristics similar to the Properties. During the remainder of 1997, the Company expects to acquire between 10,000 to 15,000 multifamily units, in addition to the Merger mentioned above. However, there is no assurance that this level of property acquisitions can be achieved since the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Company is dependent on the capital markets in order to issue additional equity and debt securities to permanently finance such acquisitions.

   In March 1997, the Company received proceeds of $43.2 million from the March 1997 Common Share Offerings. These proceeds will be utilized to purchase additional properties and/or repay mortgage indebtedness on certain properties.

   The Company anticipates that it may sell certain Properties in the portfolio and may sell up to 2,500 multifamily units during 1997. However, there is no assurance that this level of property dispositions may be achieved.

   The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Company also expects to meet its long-term liquidity requirements, such as scheduled mortgage debt maturities, reduction of outstanding amounts under its line of credit, property acquisitions and capital improvements through the issuance of unsecured notes and equity securities including additional OP Units as well as from undistributed FFO and proceeds received from the disposition of certain Properties. In addition, the Company has certain uncollateralized Properties available for additional mortgage borrowings in the event that the public capital markets are unavailable to the Company or the cost of alternative sources of capital to the Company is too high.

   In November 1996, the Company reached an agreement with Morgan Guaranty and Bank of America to provide the Company with a new credit facility with potential borrowings of up to $250 million. This new line of credit matures in November 1999 and will continue to be used for property acquisitions and for any working capital needs. As of March 20, 1997, no amounts were outstanding under this facility.

   As of January 1, 1995, the Company had approximately $20 million of cash and cash equivalents and $88 million available on its line of credit. After taking into effect the various transactions discussed in the following paragraphs, the Company's cash and cash equivalents balance at December 31, 1995 was approximately $13.4 million and the amounts available on the Company's line of credit were $158 million. In addition, the Company had $15 million of proceeds from various property sales included in deposits-restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash provided by financing activities, all of which are presented in the Company's Statements of Cash Flows.

   The Company completed its Second Public Debt Offering in April 1995 and received net proceeds of approximately $123.1 million, substantially all of which were applied to repay a portion of the outstanding balance on the Company's line of credit. In May 1995, the Company completed its offering of the Series A Preferred Shares and received net proceeds of approximately $148.2 million. Of these proceeds, $95 million were applied to repay the remaining outstanding balance on the Company's line of credit. The remaining proceeds were subsequently used to purchase additional Properties and pay off scheduled debt maturities. In

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

November 1995, the Company completed its offering of the Series B Depositary Shares and received net proceeds of approximately $121.1 million, all of which were once again applied to repay a portion of the outstanding balance on the Company's line of credit.

   With respect to property acquisitions during 1995, the Company purchased 17 Properties containing 5,035 units for a total of $263.8 million, which included the assumption of $23.6 million of mortgage indebtedness and the issuance of OP Units having a value of approximately $17.8 million. The Company also made an $89 million investment in partnership interests and subordinated mortgages collateralized by 21 properties containing 3,896 units. These acquisitions were primarily funded from amounts drawn on the Company's line of credit and a portion of the proceeds received in connection with the Series A Preferred Shares as mentioned in the previous paragraph.

   During 1995, the Company disposed of six properties which generated net proceeds of $46.4 million and reduced mortgage indebtedness by $20.5 million. As of December 31, 1995, approximately $15 million of such proceeds were included in the Company's balance sheet in its deposits-restricted account.

   As of December 31, 1995, the Company had total indebtedness of approximately $1 billion, which included conventional mortgages of $399.2 million, unsecured debt of $348.5 million (net of a $1.5 million discount), tax exempt bond indebtedness of $162.5 million and $92 million outstanding on the Company's line of credit. During the year, the Company repaid mortgage indebtedness on seven of its Properties, which aggregated $45.5 million. These repayments were funded from the Company's line of credit or from proceeds received from the various capital transactions mentioned in previous paragraphs.

   During the year ended December 31, 1995, total capital expenditures for the Company approximated $49.8 million. Of this amount, approximately $14.2 million, or $256 per unit, related to capital improvements and major repairs for the Acquired Properties. Capital improvements and major repairs for all of the Company's pre-IPO Properties approximated $13.7 million, or $247 per unit. Capital spent for replacement-type items approximated $16.4 million, or $296 per unit, which is in line with the Company's expected annual recurring per unit cost. In regard to capital spent for upgrades at certain properties and tenant improvements with respect to the retail and commercial office space at one Property, the amount was approximately $5.5 million. Also included in total capital expenditures was approximately $3.7 million expended for non-real estate additions such as computer software, computer equipment and furniture and fixtures for the Company's regional operation centers and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities.

   Minority Interests as of December 31, 1995 decreased by $8.5 million when compared to December 31, 1994. The primary factors that impacted this account during the year were

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

distributions declared to Minority Interests, which amounted to $18.8 million for the year, the allocation of its income from operations in the amount of $15.6 million and the conversion of OP Units into Common Shares.

FUNDS FROM OPERATIONS

   Commencing in 1996, the Company implemented the new definition of FFO adopted by the Board of Governors of NAREIT in March 1995. The new definition primarily eliminates the amortization of deferring financing costs and depreciation of non-real estate assets as items added back to net income when calculating FFO.

   The Company generally considers FFO to be one measure of the performance of real estate companies including an equity REIT. The resolution adopted by the Board of Governors of NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Company's calculation of FFO represents net income available to Common Shares, excluding gains on dispositions of properties, gains on early extinguishment of debt, and write-off of unamortized costs on refinanced debt, plus depreciation on real estate assets, income allocated to Minority Interests and amortization of deferred financing costs related to the Predecessor Business. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

For the year ended December 31, 1996, FFO increased $39.3 million representing a 32.5% increase when compared to the year ended December 31, 1995. For the year ended December 31, 1995, FFO, based on the Company's calculation of FFO, increased by $37.1 million representing a 44.2% increase when compared to the year ended December 31, 1994.

                                    PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements on page F-1 of this
Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On March 7, 1996, the Company filed a Current Report on Form 8-K, as amended, reporting the dismissal of Grant Thornton L.L.P. as its independent public accountants that is incorporated herein by reference.

                                   PART III

ITEM 10.   TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT
  (a,b,c,d,e & f) TRUSTEES AND EXECUTIVE OFFICERS
                  -------------------------------

  The following table sets forth certain information with respect to the trustees and executive officers of the Company as of March 1, 1997:


                       NAME                         AGE                     POSITIONS AND OFFICES HELD
-------------------------------------------------   ---   ---------------------------------------------------------------
Samuel Zell                                          55   Chairman of the Board of Trustees (term expires in 1999)
Douglas Crocker II                                   56   President, Chief Executive Officer and Trustee (term expires in
                                                          1998)
David J. Neithercut                                  41   Executive Vice President and Chief Financial Officer
Bruce C. Strohm                                      42   Executive Vice President, General Counsel and Secretary
Gregory H. Smith                                     46   Executive Vice President--Asset Management
Gerald A. Spector                                    50   Executive Vice President, Chief Operating Officer and Trustee
                                                          (term expires in 1997)
Frederick C. Tuomi                                   42   Executive Vice President--Property Management
Michael J. McHugh                                    41   Senior Vice President, Chief Accounting Officer and Treasurer
Alan W. George                                       39   Executive Vice President--Acquisitions
John W. Alexander                                    50   Trustee (term expires in 1999)
Henry H. Goldberg                                    58   Trustee (term expires in 1999)
Errol R. Halperin                                    56   Trustee (term expires in 1999)
James D. Harper, Jr.                                 63   Trustee (term expires in 1998)
Sheli Z. Rosenberg                                   55   Trustee (term expires in 1998)
Barry S. Sternlicht                                  36   Trustee (term expires in 1997)
B. Joseph White                                      49   Trustee (term expires in 1997)

  Samuel Zell. Mr. Zell has been Chairman of the Board of Trustees of the Company since March 1993. Mr. Zell is chairman of the board of directors of Equity Group Investments, Inc., an owner, manager and financier of real estate and corporations ("EGI"), American Classic Voyages Co., an owner and operator of cruise lines ("American Classic"), and Anixter International Inc., a provider of integrated network and cabling systems ("Anixter"). Mr. Zell is chairman of the board and chief executive officer of both Capsure Holdings Corp., a holding company whose principal subsidiaries are specialty property and casualty insurers ("Capsure") and Manufactured Home Communities, Inc., a REIT specializing in ownership and management of manufactured home communities ("MHC"). He is co-chairman of the board of directors of Revco D.S., Inc., a drugstore chain ("Revco"), and is a director of Quality Food Centers, Inc., an owner and operator of supermarkets, Sealy Corporation, a bedding manufacturer ("Sealy"), Ramco Energy PLC, an independent oil company based in the United Kingdom, and TeleTech Holdings, Inc., a provider of telephone and computer based customer care solutions.

  Douglas Crocker II. Mr. Crocker has been President, Chief Executive Officer and Trustee of the Company since March 1993. Mr. Crocker is a director of Horizon Group, Inc., an owner, developer and operator of outlet retail properties. Mr. Crocker has been president and chief

                                   PART III

executive officer of First Capital Financial Corporation, a sponsor of public limited real estate partnerships ("First Capital"), since December 1992 and a director since January 1993. He has been an executive vice president of Equity Financial and Management Company ("EF & M"), a subsidiary of EGI, providing strategic direction and services for EGI's real estate and corporate activities since November 1992. From September 1992 until November 1992, Mr. Crocker was a managing director of investment banking with Prudential Securities, an investment banking firm. He was a director and president of Republic Savings Bank, a national chartered savings and loan association ("Republic"), from December 1988 to June 1992, at which time the Resolution Trust Corporation took control of Republic.

  David J. Neithercut. Mr. Neithercut has been Executive Vice President and Chief Financial Officer of the Company since February 1995. Mr. Neithercut had been Vice President-Financing of the Company from September 1993 until February 1995. Mr. Neithercut was senior vice president-finance of EGI from January 1995 until February 1995. He was vice president-finance of Equity Assets Management, Inc., a subsidiary of EGI providing real estate ownership services ("EAM"), from October 1990 until December 1994.

  Bruce C. Strohm. Mr. Strohm has been Executive Vice President and General Counsel of the Company since March 1995 and Secretary since November 1995. Mr. Strohm was an Assistant Secretary since March 1995 and Vice President of the Company since its formation. From January 1988 until March 1995, Mr. Strohm was a vice president of Rosenberg & Liebentritt, a law firm ("R & L"), most recently serving as a member of the firm's management committee.

  Gregory H. Smith. Mr. Smith has been Executive Vice President-Asset Management of the Company since December 1994. Mr. Smith was a senior vice president of Strategic Realty Advisors, Inc., a real estate and advisory company, from January 1994 until December 1994. Mr. Smith had been employed at VMS Realty Partners, a sponsor of public and private real estate limited partnerships from June 1989 until December 1993, most recently serving as first vice president.

  Gerald A. Spector. Mr. Spector has been the Executive Vice President and Trustee of the Company since March 1993 and Chief Operating Officer of the Company since February 1995. Mr. Spector was the Treasurer of the Company from March 1993 through February 1995. Mr. Spector had been an officer of EF&M since January 1973, most recently serving as vice president from November 1994 through January 1996. Mr. Spector was executive vice president and chief operating officer of EF&M from September 1990 through November 1994. Mr. Spector had been an officer of EGI since January 1988, most recently serving as vice president from November 1994 through January 1996. Mr. Spector was executive vice president chief operating officer of EGI from January 1991 through January 1994.

  Frederick C. Tuomi. Mr. Tuomi has been Executive Vice President--Property Management of the Company since January 1994. Mr. Tuomi had been president of RAM Partners, Inc., a subsidiary of Post Properties, Inc., a REIT, from March 1991 until January 1994. Mr. Tuomi was

                                   PART III

president of Pilot Property Company, a property management company, from July 1988 until March 1991.

  Michael J. McHugh. Mr. McHugh has been Senior Vice President of the Company since November 1994 and Chief Accounting Officer and Treasurer of the Company since February 1995. From May 1990 to January 1995, Mr. McHugh was senior vice president and chief financial officer of First Capital.

  Alan W. George Mr. George has been Executive Vice President-Acquisitions of the Company since February 1997, Senior Vice President - Acquisitions of the Company from December 1995 until February 1997 and Vice President-Acquisitions and asset manager of the Company from December 1993 to December 1995. Mr. George was vice president-asset management of EAM from June 1992 until December 1993. He was vice president-asset management for American Real Estate Group, a real estate investment company, from 1990 to 1992.

  John W. Alexander. Mr. Alexander became a Trustee of the Company in May 1993. He has been the president of Mallard Creek Capital Partners, Inc., primarily an investment company with interests in real estate and development entities, since February 1994. He has been a partner of Meringoff Equities, a real estate investment company and is a director of Jacor Communications, Inc., an owner and operator of radio stations ("Jacor").

  Henry H. Goldberg. Mr. Goldberg has been a Trustee of the Company since January 1995. Mr. Goldberg is chairman of the board, chief executive officer and founder of Artery Properties, Inc. Founded in 1959, Artery Properties, Inc. is a diversified real estate company. Mr. Goldberg was the direct or indirect general partner (or an executive thereof) of seven partnerships owning residential apartment communities and one commercial office building, each of which filed petitions under Federal bankruptcy laws during 1992 through 1993. Each of the partnerships is now out of bankruptcy through a reorganization plan agreed to by the project lender.

  Errol R. Halperin. Mr. Halperin became a Trustee of the Company in May 1993. Mr. Halperin has been an attorney at Rudnick and Wolfe, a law firm, since 1979, serving as a senior partner and a member of such firm's policy committee since 1981, specializing in Federal income tax counseling and real estate and corporate transactions.

  James D. Harper, Jr. Mr. Harper became a Trustee of the Company in May 1993. Since 1982, Mr. Harper has been president of JDH Realty Co., a real estate development and investment company. Since 1988 he has been a co-managing partner in AH Development, S.E. and AH HA Investments, S.E., special limited partnerships formed to develop over 400 acres of land in Puerto Rico.

  Sheli Z. Rosenberg. Ms. Rosenberg has been a Trustee of the Company since March 1993. She is a principal of the law firm of R&L. Ms. Rosenberg is chief executive officer, president and a director of EGI. Ms. Rosenberg has been a director of Jacor since 1994 and has been chairman of its board of directors since February 1996. Ms. Rosenberg is a director of Capsure, Falcon

                                   PART III

Building Products, Inc., a manufacturer and supplier of building products ("Falcon"), American Classic, MHC, Anixter, Revco and Sealy.

  Barry S. Sternlicht. Mr. Sternlicht became a Trustee of the Company in May 1993. Mr. Sternlicht has been chief executive officer and president of Starwood Capital Group, L.P. since 1993 and president of Starwood Capital Partners, L.P., a privately owned real estate investment firm, since its formation in 1991. Mr. Sternlicht is chairman of the board and chief executive officer of Starwood Lodging Trust, a REIT specializing in the ownership of hotels and co-chairman of the board of Westin Hotels and Resorts Company, an owner and operator of hotels. Mr. Sternlicht is a trustee of Angeles Participating Mortgage Trust, a mortgage REIT, U.S. Franchise Systems, a hotel franchise company and Starwood Lodging Corporation, which manages hotels owned by Starwood Lodging Trust.

  B. Joseph White. Mr. White became a Trustee of the Company in May 1993. He has been a professor at the University of Michigan Business School since 1987 and has served as Dean since 1991. Mr. White is a director of Falcon, Union Pump Company, a manufacturer of pumps, and Kelly Services, Inc., an employment agency.

  Pursuant to the Company's declaration of trust, the trustees are divided into three classes as nearly equal in number as possible, with each class having a term of three years.

Business Meetings and Committees of the Board of Trustees

  Meetings: During the year ended December 31, 1996, the Board held twenty-one meetings. Each of the present trustees attended over 75% of the total number of meetings of the Board and of its committees which they were eligible to attend except for Mr. Sternlicht who attended approximately 50% of the meetings. There are three standing committees of the Board: the Executive Committee, the Compensation Committee and the Audit Committee, which are described below.

  Executive Committee: The Executive Committee of the Board is comprised of Messrs. Alexander, Crocker and Zell. The Executive Committee has the authority within certain parameters to acquire, dispose of and finance investments for the Company (including the issuance of OP Units in the Operating Partnership) and execute contracts and agreements, including those related to the borrowing of money by the Company, and generally exercise all other powers of the Board, except as prohibited by law. The Executive Committee held one meeting in 1996.

  Compensation Committee: The Compensation Committee of the Board is composed of Messrs. Halperin and Harper and Ms. Rosenberg. Mr. Harper is the chairman. The Compensation Committee reviews and makes recommendations concerning proposals by management with respect to compensation, bonuses, employment agreements and other benefits and policies respecting such matters for the executive officers of the Trust. The Compensation Committee held five meetings in 1996.

  Audit Committee: The Audit Committee of the Board is comprised of Messrs. White, Alexander, Halperin, Sternlicht and Goldberg. Mr. White is the chairman. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews the plans and results of the audit engagement with the independent public accountants, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls. The Audit Committee held four meetings in 1996.

Compensation of Trustees

  Trustees who are not employees of the Company received an annual fee in 1996 of $20,000 for serving as trustees. Effective January 1, 1997, this annual fee was increased to $40,000.

  In addition, trustees who serve on the Audit Committee, the Executive Committee or the Compensation Committee receive an additional $1,000 per annum for each committee on which they serve. Committee chairs receive an additional $500 per annum. The Company also reimburses the trustees of each committee for travel expenses incurred in connection with their activities on behalf of the Company. Each trustee is also granted options to purchase 5,000 Common Shares at the fair market value of the Company's Common Shares at the close of business on the date of the first trustees' meeting following each annual meeting of shareholders.

  The Company has adopted an optional deferred compensation plan for its non-employee trustees, pursuant to which the trustees may take any percentage of their annual trustees' compensation they desire in the form of cash, which is placed in a Supplemental Retirement Savings Plan on a tax deferred basis and used to purchase Common Shares under the Company's 1996 Non-Qualified Employee Share Purchase Plan. Any distributions paid on the Common Shares are automatically reinvested in additional Common Shares. Each trustee would be immediately 100% vested in his/her Common Shares and would be allowed to commence withdrawals over a 1-10 year period following termination of his/her trusteeship. Each trustee has elected to join the deferred compensation plan in order to take all of the trustee's fees they otherwise would have received in cash to purchase Common Shares under the Supplemental Retirement Savings Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company to report, based on its review of reports to the SEC about transactions in its Common Shares furnished to the Company and written representations of its trustees, executive officers and 10% Common Shareholders, that for 1996:

  Mr. Alexander filed a Form 4 late to report the sale of 2,000 Common Shares; Mr. Goldberg filed a Form 4 late to report the redemption of 300 Preference Units of the Operating Partnership; Mr. Halperin filed a Form 4 late to report the acquisition of 300 Common Shares; Mr. Sternlicht filed a Form 4 late to report the exchange of 325,000 OP Units for 325,000 Common Shares and the distribution of such Common Shares to the beneficial owners thereof; Mr. McHugh filed a Form 4 late to report the acquisition of 200 Common Shares and Mr.
Zell filed a Form 4 late to report the acquisition of 30,000 Common Shares by the Samuel Zell Foundation.

                                   PART III

ITEM 11.  EXECUTIVE COMPENSATION

The following tables show information with respect to the annual compensation (including option grants) for services rendered to the Company for the fiscal years ended December 31, 1994, December 31, 1995 and December 31, 1996 by the chief executive officer and those persons who were, at December 31, 1996, the other four most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                           Annual Compensation                         Long-Term Compensation
                                           -------------------                 -------------------------------------
                                                                                        Awards              Payouts
                                                                               ------------------------   ----------
                                                                   Other       Restricted   Securities    Long-Term
                                                                  Annual          Share     Underlying     Incentive     All Other
     Name and                             Salary     Bonus         Compens.      Award(s)    Options        Payouts     Compensation
Principal Position              Year      ($)(1)     ($)(2)         ($)           ($)(4)     Granted         ($)          ($)(6)
-----------------------------   ----     -------    -------      ---------     ----------   -----------   ----------   ------------
Douglas Crocker II,             1996     500,000    325,013        4,050         324,987      105,000          0           9,000
President and Chief             1995     401,346    200,020            0         199,980       30,000          0           8,955
Executive Officer               1994     298,654    100,015            0          99,985       30,000          0           8,040

Gerald A. Spector, Executive    1996     360,000    200,011        1,786         199,989       80,000          0           9,000
Vice President and Chief        1995     300,000    100,010            0          99,990       55,000          0           6,528
Operating Officer               1994     200,000          0            0               0        8,500          0               0

Frederick C. Tuomi,             1996     235,000     62,501          377          62,499      40,000           0          9,000
Executive Vice President-       1995     225,000     40,016            0          39,984       25,000          0           8,192
Property Management             1994     170,269     38,012       62,000(3)       37,988       25,000          0               0


David J. Neithercut,            1996     225,000     69,969          357          69,969       50,000          0           9,000
Executive Vice President and    1995     161,539(7)  45,018            0          44,982       40,000          0           8,955
Chief Financial Officer         1994           0          0            0               0       30,000          0               0

Gregory H. Smith, Executive     1996     225,000     62,501          609          62,499       40,000          0           9,000
Vice President--Asset           1995     196,827     31,000            0          31,000       15,000          0               0
Management                      1994       9,250          0            0               0       10,000          0               0

-----------------------

(1) Amounts shown include cash compensation earned and received by executive officers as well as amounts earned but deferred at the election of these officers.
(2) Cash bonuses are reported in the year earned, even if paid in a subsequent year.
(3) Includes $24,083 amounts paid for relocation.
(4) The named executives received restricted Common Shares as one-half of their annual bonuses, which Common Shares vest upon completion of two years of continuous employment following the date of grant. The dollar amount shown equals the number of restricted Common Shares granted multiplied by the fair market value of the Common Shares on the grant date (i.e., 1996-$41.50; 1995-$29.75 and 1994-$30.12). This valuation does not take into account the diminution in value attributable to the restrictions applicable to the Common Shares. Distributions are paid on all restricted Common Shares at the same rate as on unrestricted Common Shares. The total number of restricted Common Shares awarded each named executed officer in January 1997 based on their

                                   PART III

    performance for the 1996 year is as follows: Douglas Crocker-7,831; Gerald
    A. Spector-4,819; Frederick C. Tuomi-1,506; David J. Neithercut-1,686; and Gregory H. Smith-1,506. The total number of restricted Common Shares awarded each named executed officer in January 1996 based on their performance for the 1995 year is as follows: Douglas Crocker-6,722; Gerald A. Spector-3,361; Frederick C. Tuomi-1,344; David J. Neithercut 1,512; and Gregory H. Smith-1,042. The total value of the restricted Common Shares as of December 31, 1996 is $277,282.50, $138,641.25, $55,440.00, $62,370.00 and $42,982.50,
    respectively. Messrs. Crocker and Tuomi received 3,319 and 1,261 restricted Common Shares in December 1994 for services rendered during the 1994 calendar year. In December 1996, the restrictions on these Common Shares lapsed.
(5) Securities underlying options are reported in the year granted.
(6) Includes employer matching and profit-sharing contributions to the Company's 401(k) Advantage Retirement Savings Plan.
(7) As Mr. Neithercut became employed by the Company on February 28, 1995, the salary shown for 1995 reflects the salary paid to him between February 28, 1995 and December 31, 1995. Mr. Neithercut's annualized salary in 1995 was $200,000.

                      OPTIONS GRANTED IN LAST FISCAL YEAR


                                                                                                       Potential Realizable Value
                                                                                                    at Assumed Annual Rates of Share
                                                                                                           Price Appreciation
                                                       Individual Grants                                   for Option Term(1)
                                   ------------------------------------------------------------     --------------------------------

                                     Number of         Percent of
                                     Securities      Total Options
                                     underlying        Granted to    Exercise or
                                       Options        Employees in    Base Price     Expiration
          Name                     Granted (#)(2)     Fiscal Year       ($/Sh)          Date          5%($)(3)           10%($)(4)
          ----                     --------------    -------------   -----------     ----------     ------------       -------------
Douglas Crocker II                     100,000            10.30         29.75         01/18/06        1,870,961          4,741,383
                                         5,000               .5         32.75         05/10/06          102,981            260,975
Gerald A. Spector                       75,000              7.7         30.375        02/26/06        1,432,700          3,630,744
                                         5,000               .5         32.75         05/10/06          102,981            260,975
Frederick C. Tuomi                      40,000              4.1         30.375        02/26/06          764,106          1,936,397
David J. Neithercut                     50,000              5.1         30.375        02/26/06          955,133          2,420,496
Gregory H. Smith                        40,000              4.1         30.375        02/26/06          764,106          1,936,397
------------------------------------------------------------------

(1) The dollar amounts under these columns are the result of calculations projected as of the year 2006, assuming the 5% and 10% rates of compounded annual appreciation set by SEC, and are not intended to forecast possible future appreciation, if any, of the Company's Common Share price. No gain to the optionee is possible without an increase in Common Share price, which would benefit all shareholders commensurately.
(2) All options are granted at the fair market value of the Common Shares at the date of grant. Options granted are for a term of not more than ten years from the date of grant and vest in equal amounts over three years, with the exception of the 5,000 options granted annually to each trustee, which vest 1,667 shares six months after the grant date, 1,667 shares one year after the grant date and 1,666 shares two years after the grant date.
(3) A 5% per year compounded appreciation in Common Share price from $29.75 per share

                                   PART III

     yields $48.46 per Common Share, from $32.75 per Common Share yields $53.35 per Common Share, and from $30.375 per Common Share yields $49.48 per Common Share.
(4) A 10% per year compounded appreciation in Common Share price from $29.75 per Common Share yields $77.16 per Common Share, from $32.75 per Common Share yields $84.95 per Common Share, and from $30.375 per Common Share yields $78.78 per Common Share.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                            Number of                Value of
                                                      Securities Underlying         Unexercised
                                                           Unexercised             In-the-Money
                                                            Options at              Options at
                            Shares                      Fiscal Year-End(#)      Fiscal Year-End($)
                         Acquired on       Value           Exercisable/            Exercisable/
     Name                Exercise (#)   Realized($)       Unexercisable          Unexercisable(1)
--------------           ------------   -----------   ----------------------    -------------------
Douglas Crocker II             0             0            141,666/88,334        1,871,035/1,067,089
Gerald A. Spector              0             0            45,166/113,334          606,679/1,368,132
Frederick C. Tuomi             0             0             33,333/56,667            429,161/687,088
David J. Neithercut            0             0             26,333/76,667            388,286/947,088
Gregory H. Smith               0             0             11,666/53,334            163,949/630,425
--------------------------

(1) Represents the market value of one Common Share at December 31, 1996 ($41.25) less the exercise price of in-the-money options.



                      LONG-TERM INCENTIVE PLANS - AWARDS
                              IN LAST FISCAL YEAR

--------------------------------------------------------------------------------
                                  Number of                      Performance Or
                               Shares, Units Or                   Other Period
                                 Other Rights                   Until Maturation
Name                                 (#)                            Or Payout
--------------------------------------------------------------------------------
Douglas Crocker                    14,000                           1/28/00
--------------------------------------------------------------------------------
Gerald A. Spector                   8,500                           1/28/00
--------------------------------------------------------------------------------
Frederick C. Tuomi                  5,700                           1/28/00
--------------------------------------------------------------------------------
David J. Neithercut                 5,100                           1/28/00
--------------------------------------------------------------------------------
Gregory H. Smith                    5,700                           1/28/00
--------------------------------------------------------------------------------

                                   PART III

   The named executives received restricted Common Shares in 1997 as part of the Company's performance-based restricted share plan (the "Performance-Based Plan"), for services rendered during the 1996 fiscal year. Fifty percent of the Common Shares to which an executive under the Performance Based Plan may be entitled will vest on the third anniversary of the award; twenty-five percent of the Common Shares will vest on the fourth anniversary and the remaining twenty-five percent will vest on the fifth anniversary. However, the executive's rights under the Common Shares will fully vest upon the employee's death, disability or upon the change of control of the Company. Distributions will be paid on all restricted Common Shares at the same rate as on unrestricted Common Shares commencing on the third anniversary of the award date.

   The number of Common Shares the employee receives on the third anniversary will be calculated based upon the following schedule:

If the Company's Average Return for the
 period from the date of the award to
 the third anniversary is:                0-9%   9%   10%   11%   12%   13%   14%   15%


The executive will receive Common
 Shares equal to the target number of
 Common Shares times the following
 payment percentage:                        0%  50%  100%  115%  135%  165%  190%  225%

   The Company's Average Return will be expressed as a percentage determined by dividing (a) an amount equal to the sum of (i) the increase in the price of the Common Shares from the date the award is made to the executive to the third anniversary of the award, divided by three, plus (ii) the amount of the distributions paid during such three year period divided by three, by (b) the price of the Common Shares on the date of the award.

   Notwithstanding anything to the contrary set forth in any of the Company's filings under the Securities Act of 1933, as amended, or the Exchange Act, that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the Compensation Committee Report on Executive Compensation presented below and the Performance Graph following such report shall not be incorporated by reference into any such future filings.

                         COMPENSATION COMMITTEE REPORT
                           ON EXECUTIVE COMPENSATION

   The Compensation Committee of the Board consists of the independent trustees of the Company listed below. The Compensation Committee's functions include the review and approval of the Company's executive compensation structure and overall benefits program. The purpose of the Company's executive compensation program is to establish and maintain a performance and achievement oriented environment throughout the Company. The program emphasizes the development of the Company so as to achieve and sustain above average growth in earnings with excellence in management. With this emphasis in mind, the program is designed so that executives may earn higher than average total compensation (base salary plus bonus) for an above-average job performance. At the end of 1996, the Company engaged the services of two independent compensation consulting firms, Ferguson FLT and Hay Associates, to advise the Company as to the appropriate methods and amounts of compensation for its executive officers. There are three major components of executive compensation: base salary, bonuses and performance based shares and share option awards granted under the Company's Second Amended and Restated 1993 Share Option and Share Award Plan (the "Award Plan"). Each of these components is further discussed below.

   Base Salary. The Company's overall salary structure is reviewed annually, using outside executive compensation surveys of the (i) real estate industry in general and (ii) REITs in particular, to ensure that it remains competitive. Positions are classified within the salary structure on the basis of assigned responsibilities and on an evaluation of the latest survey information available, as to appropriate compensation levels. Where salary information is unavailable for a particular position, salary grade assigned is based on other positions having similar responsibilities within the Company and in companies with comparable revenues. Individual base salaries are reviewed at least annually. Decisions relating to salary increases are based upon guidelines furnished by senior management. Salary increases are granted based on each executive's performance as well as such executive's position in the applicable salary range.

   Bonus. The objectives underlying the Company's bonus program are to: (i) more closely link bonus awards to value added for the Company's Shareholders, and
(ii) promote a culture of performance and ownership among the Company's managers. During 1996, the target bonuses were 100% for Messrs. Crocker and Spector and 50% for all other Executive Vice Presidents. A bonus is typically paid in excess of target levels only when Company performance for the year is at the upper level within its peer group. Executive officers' mid-term incentives are accomplished by tying the executive officers' performance to the continued performance of the Company. The Company accomplishes this by awarding the Chief Executive Officer and each other executive officer some or all of his or her bonus, as determined by the Compensation Committee, in restricted Common Shares or Common Share equivalents, which shares vest two years from the date of grant. The Compensation Committee believes that having its executive officers "invest" a portion of their bonuses in Common Shares or Common Share equivalents facilitates better alignment of the executive officer's compensation with the performance of the Company's Common Shares.

   The long-term incentives for executive officers are in the form of performance-based restricted shares and share option grants.

   Performance Based Restricted Share Plan. The Performance Based Plan is designed to focus the Company's key employees eligible under this plan on achieving a high level of total return (i.e., share appreciation and distributions) to the Company's shareholders, and to encourage such key employees to continue their employment with the Company. Under this plan, awards will be made to the President and Chief Executive Officer and to all Executive Vice Presidents on an annual basis by setting a target number of Common Shares for each executive. The employee will be eligible to receive from fifty percent (50%) to two-hundred twenty-five percent (225%) of the target number of Common Shares, or not receive any Common Shares at all, based on the Company's Average Return (as heretofore described), received by shareholders during the 3 year period following the award. The number of Common Shares an executive will receive will be fixed and determined and then issued (subject to the vesting formula previously discussed) to the executive beginning on the third anniversary of the grant of award. It is anticipated that awards will be made on an annual basis so that by the fifth year of an award, each executive will have vested and unvested rights in each of the previous five awards.

   Share Options. The Compensation Committee recognizes that while the bonus program provides rewards for positive short-term and mid-term performance, the interests of shareholders are best served by giving key employees the opportunity to participate in the appreciation of the Company's Common Shares through the granting of share options. The Compensation Committee believes that, over an extended period of time, share performance will, to a meaningful extent, reflect executive performance and that such arrangements further reinforce management goals and incentives to achieve shareholder objectives. The Share Options vest over a period of three years at a rate of 33 1/3% of such grant each year, thereby encouraging the retention of key employees who receive awards. The amount of Share Options awarded each executive was determined utilizing the aforementioned executive compensation surveys and an assessment of the executive officer's achieved performance goals and objectives.

   Deferred Compensation Agreements. To encourage Mr. Crocker and Mr. Spector to remain in the employ of the Company, the Board has entered into Deferred Compensation Agreements with Mr. Crocker and Mr. Spector. Mr. Crocker's Deferred Compensation Agreement, entered into in 1996, provides Mr. Crocker with a salary benefit after his termination of employment with the Company. If Mr. Crocker's employment is terminated without cause, he would be entitled to annual deferred compensation for a 10-year period commencing on the termination date in an amount equal to his average annual base compensation (before bonus) for the prior five calendar years, multiplied by a percentage equal to 10% per each year since December 31, 1995. In the event Mr. Crocker's employment is terminated as a result of his death, permanent disability or incapacity, he would be entitled to a similar amount except that the annual percentage would be 15% and the maximum amount paid per year would not exceed 100% of his average base salary. Should Mr. Crocker be terminated for cause or should he choose to leave voluntarily without good reason, he would not be entitled to any deferred compensation.

   Mr. Spector's Deferred Compensation Agreement, entered into in 1997, provides Mr. Spector with a salary benefit after his termination of employment with the Company. If Mr. Spector's employment is terminated without cause, he would be entitled to annual deferred compensation for a 15-year period commencing on the termination date in an amount equal to 75% of his average annual base compensation (before bonus) for the prior five calendar years, multiplied by a percentage equal to 6.67% per each year since December 31, 1996. In the event Mr. Spector's employment is terminated as a result of his death, permanent disability or incapacity, he would be entitled to a similar amount except that the annual percentage would be 10% and the maximum amount paid per year would not exceed 75% of his average base salary. Should Mr. Spector be terminated for cause or should he choose to leave voluntarily without good reason, he would not be entitled to any deferred compensation.

   In January 1996, Mr. Crocker was issued options to purchase 100,000 Common Shares, which options vest over a 3-year period and are effective for 10 years. The Board also approved a Share Distributions Agreement with respect to such options for Mr. Crocker in 1996. Pursuant to the terms of the Share Distribution Agreement, upon the exercise of any of these options, Mr. Crocker would be entitled to in a cash payment in an amount equal to the total amount of Common Share distributions that would have been paid on said Common Shares being exercised had he owned said Common Shares for the period from January 18, 1996 until the date of the exercise of the options in question. This agreement is not affected by Mr. Crocker's death or termination of employment with the Company.

   Based on the executive compensation surveys and the Company's financial performance in 1996, the Compensation Committee believes that the salary, bonus, performance shares and option grants of Mr. Crocker, the Chief Executive Officer and President of the Company, are fair and competitive and that the Company's overall executive compensation ranks in the upper quartile among the general real estate industry and among REITs. This ranking correlates with the excellent financial performance of the Company in 1996 when compared against that of other REITs. The Company accomplished its main goals in 1996 by increasing its net income and funds from operations per Common Share, strengthening its balance sheet and diversifying its portfolio across the United States, which provides stability in cash flows and insulation against regional economic downturns. During Mr. Crocker's tenure as Chief Executive Officer and President, the Company has become the largest REIT owner and operator of apartment properties and has the largest market capitalization of all multifamily REITs and second largest market capitalization among all REITs. The key performance measure the Compensation Committee used to determine Mr. Crocker's 1996 compensation was that the Company's financial performance in 1996 was in the top quartile in almost every financial category as compared to other REITs, due in large part to Mr. Crocker's leadership, foresight and experience. The Compensation Committee noted the following factors in support of its conclusion:

 .  A 13% increase in funds from operations per Common Share over 1995;
 .  Excellent "same store" operating results with a 7.5% increase in net operating income;
 .  Distributions per Common Share of $2.40, a 9.9% increase over 1995;
 .  Continued superior return to the Company's shareholders as the price of the
   Company's Common Shares appreciated 35% during 1996;
 .  Successful equity and debt offerings in 1996 of $754 million;
 .  Total market capitalization of $4.2 billion, an increase of 51% over 1995;
   and
 . Acquisition of 48 properties in 1996, consisting of 15,297 units representing a $754 million investment.

   Based on the Company's excellent corporate performance in 1996, the Compensation Committee believes that the compensation program properly rewards its executive officers for achieving improvements in the Company's performance and serving the interest of its shareholders.

   Section 162(m) of the Internal Revenue Code of 1986, as amended ("Code"), generally disallows a Federal income tax deduction for compensation in excess of $1 million paid in any year to any of the Company's executive officers listed in the Summary Compensation Table who are employed by the Company on the last day of a taxable year. Section 162(m), however, does allow a deduction for payments of "performance based" compensation, the material terms of which have been approved by shareholders. Awards under the Company's Award Plan may, but need not, satisfy the requirements of Section 162(m). The Company believes that because it qualifies as a REIT under the Code and therefore is not subject to Federal income taxes, the payment of compensation that does not satisfy the requirements of Section 162(m) will not affect the Company's taxable income, although to the extent that compensation does not qualify for deduction under
Section 162(m), a larger portion of shareholder distributions may be subject to Federal income taxation as dividend income rather than return of capital. The Company does not believe that Section 162(m) will materially affect the taxability of shareholder distributions, although no assurance can be given in this regard due to the variety of factors that affect the tax portion of individual shareholders.

                               PERFORMANCE GRAPH

   The following Common Share price performance graph compares shareholders' return on the Company's Common Shares since August 11, 1993, the date of commencement of the Company's initial public offering, with the Standard and Poors ("S&P") 500 Stock Index and the index of equity REITs prepared by the NAREIT. The Common Share price performance graph assumes an investment of $100 in each of the Company and the two indexes on August 11, 1993 and the reinvestment of all dividends. Equity REITs are defined as those trusts which derive more than 75% of their income from equity investments in real estate assets. The NAREIT equity index includes all tax qualified REITs listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq Stock Market. Common Share price performance presented for the period from August 11, 1993 through December 31, 1996 is not necessarily indicative of future results.

                       August 1993  Dec. 1993  Dec. 1994  Dec. 1995  Dec. 1996
COMPANY                     100.00     125.24     125.84     138.54     199.73
S&P 500 Stock Index         100.00     105.39     106.78     146.91     180.64
NAREIT Equity Index         100.00      97.14     100.23     129.69     156.26

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth, as of March 1, 1997, information regarding the beneficial ownership of the Company's Common Shares by each trustee of the Company, the Company's five most highly compensated executive officers at year end, and the trustees and named executive officers as a group.

                                                              Shares Upon
                                              Number of       Exercise of                      Percent of
Name                                      Common Shares/(1)/  Options/(2)/     Total/(1)/      Class/(1)/
----                                      ------------------  ------------   --------------    ----------
John W. Alexander                                154             15,001         15,555             *
Douglas Crocker II                           204,344/(3)/       183,333        387,677             *
Henry H. Goldberg                            396,087/(4)/         5,001        401,088             *
Errol R. Halperin                              2,334/(5)/        15,001         17,335             *
James D. Harper, Jr.                           2,150             15,001         17,151             *
Sheli Z. Rosenberg                            15,488/(6)/        62,001         77,489             *
Gerald A. Spector                             52,803/(7)/        86,834        139,637             *
Barry S. Sternlicht                        1,900,143/(8)/        15,001      1,915,144           3.29%
B. Joseph White                                3,439             15,001         18,440             *
Samuel Zell                                4,679,645/(9)/       148,334      4,827,979           8.29%
Frederick C. Tuomi                            13,457             54,999         68,456             *
David J. Neithercut                           14,289/(10)/       56,332         70,621             *
Gregory Smith                                  4,475             29,999         34,474             *
All trustees and executive officers
 as a group including the above-named
 persons (16 persons)                      7,306,814            814,335      8,121,149          13.96%

*Less than 1%.

(1) The amount of Common Shares beneficially owned is reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The percentage of Common Shares beneficially owned by a person assumes that all OP Units held by the person are exchanged for Common Shares, that none of the OP Units held by other persons are so exchanged, that all options exercisable within sixty days of March 1, 1997 to acquire Common Shares held by the person are exercised and that no options to acquire Common Shares held by other persons are exercised.

(2) The amounts shown in this column reflect Common Shares subject to options granted under the Award Plan which are currently exercisable or exercisable within 60 days of the date of this table.

(3) Includes 8,200 Common Shares beneficially owned by Mr. Crocker's spouse. Mr. Crocker disclaims beneficial ownership of the 8,200 Common Shares. Also includes 175,000 Common Shares beneficially owned by MWC Partners, L.P., an Illinois limited partnership ("MWC"). Mr. Crocker is sole general partner of MWC. The sole limited partner is a trust created for the benefit of Mr. Crocker's wife and Mr. Crocker's children.

(4) Includes 263,347 OP Units held by Mr. Goldberg, which are exchangeable on a one-for-one basis into 263,347 Common Shares; 48,078 OP Units held by Mr. Goldberg's spouse, which are exchangeable on a one-for-one basis into 48,078 Common Shares; and 75,714 OP Units held by GGL Investment Partners #1 ("GGL"), a Maryland general partnership, which are exchangeable on a one-for-one basis into 75,714 Common Shares,. Mr. Goldberg is a general partner of GGL with a 66.67% percentage interest. Mr. Goldberg disclaims beneficial ownership of the interests held by his spouse and 33.33% of the interests held by GGL.

(5) Includes 1,000 Common Shares beneficially owned by Mr. Halperin's spouse. Mr. Halperin disclaims beneficial ownership of the 1,000 shares.

(6) Includes 1,528 OP Units which are exchangeable on a one-for-one basis into 1,528 Common Shares. Ms. Rosenberg may be deemed to control or share control of the power to invest such Common Shares (assuming exchange into Common Shares). Ms. Rosenberg is a trustee or co-trustee of certain trusts created for the benefit of Mr. Zell and his family and trusts created for the benefit of the family of Mr. Robert Lurie, a deceased partner of Mr. Zell. Such trusts are indirect owners of certain partnerships which own Common Shares and indirect partners of the Operating Partnership. Ms. Rosenberg disclaims beneficial ownership of all such Common Shares and OP Units.

(7) Includes 33,500 Common Shares beneficially owned by Mr. Spector's spouse. Also includes 2,200 Common Shares beneficially owned by Mr. Spector, as custodian for his minor children and 1,150 Common Shares beneficially owned by Mr. Spector as trustee of his daughter's trust. Mr. Spector disclaims beneficial ownership of the 36,850 Common Shares. Also includes 1,683 OP Units which are exchangeable on a one-for-one basis into 1,683 Common Shares.

(8) Includes 1,899,996 OP Units which are exchangeable on a one-for-one basis into 1,899,996 Common Shares. Mr. Sternlicht may be deemed to be the beneficial owner of the 1,899,996 Common Shares (assuming exchange of 1,899,996 OP Units) because Mr. Sternlicht controls or shares control of the power to vote and invest such Common Shares. Mr. Sternlicht disclaims beneficial ownership of 1,601,665 Common Shares (assuming the exchange of 1,601,665 OP Units) because the economic benefits with respect to such Common Shares are attributable to other persons.

(9) Includes 3,436,060 Common Shares (assuming exchange of 3,436,060 OP Units). Mr. Zell may be deemed to be the beneficial owner of these 3,436,060 Common Shares (assuming the exchange of 3,436,060 OP Units) because Mr. Zell controls or shares control of the power to vote and invest such Common Shares, either directly, or as the general partner of partners of the Operating Partnership or as a Shareholder of a corporate general partner which owns Common Shares. Mr. Zell disclaims beneficial ownership of 2,191,045 Common Shares (assuming the exchange of 1,557,561 OP Units) because the economic benefits with respect to such Common Shares are attributable to other persons.

(10) Includes 2,000 Common Shares beneficially owned by Mr. Neithercut, as custodian for his minor children. Mr. Neithercut disclaims beneficial ownership of the 2,000 Common Shares.

                 SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS

   The following table sets forth information as of March 1, 1997 (except as otherwise noted), with respect to persons who are known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Shares.


                                          Amount and Nature
                                            of Beneficial
Name and Address of Beneficial Owner       Ownership/(1)/    Percent of Class/(1)/
----------------------------------------------------------------------------------
FMR Corp./(2)/
  82 Devonshire Street
  Boston, MA 02109-3614                           6,551,185                   11.26%

Samuel Zell and entities controlled by
 Samuel Zell and Ann Lurie/(3)/
  Two North Riverside Plaza                       4,827,979                    8.30%
  Chicago, IL 60606

The Prudential Insurance Company of
 America/(4)/
  Prudential Plaza
  751 Broad Street
  Newark, NJ 07102-3777                           3,816,500                    6.56%

Merrill Lynch & Co., Inc./ (5)/
800 Scudders Mill Road
Plainsboro, NY  08536                             3,220,425                    5.54%
------------------------

(1) The amount of Common Shares beneficially owned is reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The percentage of Common Shares beneficially owned by a person assumes that all OP Units held by the person are exchanged for Common Shares, that none of the OP Units held by other persons are so exchanged, that all options exercisable within sixty days of March 1, 1997 to acquire Common Shares held by the person are exercised and that no options to acquire Common Shares held by other persons are exercised.

(2) Pursuant to a Schedule 13G filed with the SEC, as of December 31, 1996, FMR Corp. ("FMR") may have direct or indirect voting and/or investment discretion over these Common Shares which are held for the benefit of its clients by its separate accounts, externally managed accounts, registered investment companies, subsidiaries and/or other affiliates. FMR is reporting the combined holdings of the entities for the purpose of administrative convenience.

(3) Includes 3,436,060 OP Units which are exchangeable on a one-for-one basis into 3,436,060 Common Shares. Also included are options to purchase 148,334 Common Shares which are currently exercisable or exercisable within sixty days and beneficially owned by Mr. Zell. Also includes 30,000 Common Shares beneficially owned by the Samuel Zell Foundation. Mr. Zell disclaims beneficial ownership of 2,191,045 Common Shares (assuming the exchange of 1,557,561 Units) because the economic benefits with respect to such Common Shares are attributable to other persons. Ms. Lurie disclaims beneficial ownership of 2,518,600 Common Shares (assuming the exchange of 1,878,499 OP Units).

(4) Pursuant to a Schedule 13G filed with the SEC, as of December 31, 1996, The Prudential Insurance Company of America ("Prudential") may have direct or indirect voting and/or investment discretion over these Common Shares which are held for the benefit of its clients by its separate accounts, externally managed accounts, registered investment companies, subsidiaries and/or other affiliates. Prudential is reporting the combined holdings of the entities for the purpose of administrative convenience.

(5) Pursuant to a Schedule 13G filed with the SEC for February 14, 1997, Merrill Lynch and Co., Inc. ("Merrill Lynch") may have direct or indirect voting and/or investment discretion over these Common Shares which are held for the benefit of its clients by its separate accounts, externally managed accounts, registered investment companies, subsidiaries and/or other affiliates. Merrill Lynch is reporting the combined holdings of the entities for the purpose of administrative convenience.

Item 13.  Certain Relationships and Related Transactions

    (a) Pursuant to the terms of the partnership agreement for the Operating Partnership, the Operating Partnership is required to reimburse the Company for all expenses incurred by the Company in excess of income earned by the Company through its indirect 1% ownership of various Financing Partnerships. Amounts paid on behalf of the Company are reflected in the Consolidated Statement of Operations as general and administrative expenses.

    During 1996, certain related entities provided services to the Operating Partnership and the Company. These included, but were not limited to, Rosenberg & Liebentritt, P.C., which provided legal services; Greenberg & Pociask, Ltd., which provided tax and accounting services; and First Capital Financial Corporation, which provided accounting services. Fees paid to Rosenberg & Liebentritt, P.C., of which Ms. Rosenberg has been chairman of the board since March 1995 and was president from 1980 until March 1995, amounted to approximately $0.7 million for the year ended December 31, 1996. Fees paid to the other affiliates mentioned above amounted in the aggregate to approximately $4,400 for the year ended December 31, 1996. In addition, The Riverside Agency, Inc., which provided insurance brokerage services, was paid fees and reimbursed premiums and loss claims in the amount of $4.1 million for the year ended December 31, 1996. As of December 31, 1996, no amounts were owed to The Riverside Agency, Inc. As of December 31, 1996, $315,700 was owed to Rosenberg & Liebentritt, P.C. for legal fees incurred in connection with property acquisitions and securities matters.

    Equity Group Investments, Inc. ("EGI") and certain of its subsidiaries, including EAM, Eagle Flight Services, Equity Properties & Development, L.P. and EPMC have provided certain services to the Operating Partnership and the Company which include, but are not limited to, investor relations, corporate secretarial, computer and support services, real estate tax evaluation services, financial services, telecommunication services, information systems services and property development services. Fees paid to EGI for these services amounted to $1.3 million for the year ended December 31, 1996. Amounts due to EGI were approximately $0.3 million as of December 31, 1996.

    Artery Property Management, Inc. ("Artery") provided consulting services with regard to property acquisitions and additional business opportunities and was paid approximately $0.2 million for the year ended December 31, 1996.

    During 1995, the Operating Partnership engaged Rudnick & Wolfe, a law firm in which Mr. Halperin is a partner, to perform legal services. Fees paid to this firm amounted to approximately $4,300 for the year ended December 31, 1996.

    Management Corp. has lease agreements with affiliated parties covering office space occupied by regional operation centers located in Chicago, Illinois ("Midwest ROC") and Tampa, Florida ("Southeast ROC") and the corporate headquarters located in Chicago, Illinois. In connection with these affiliated lease agreements, Management Corp. paid Equity Office Holdings, L.L.C. ("EOH") $118,919 in connection with the Midwest ROC, $137,638 in connection with the Southeast ROC and $409,392 in connection with the space occupied by the corporate headquarters for the year ended December 31, 1996. As of December 31, 1996, $46,435 was owed to EOH.

    In addition, the Operating Partnership and the Company have provided acquisitions, asset and property management services to certain related entities for properties not owned by the Company. Fees received for providing such services were approximately $6.7 million for the year ended December 31, 1996.

    Mr. Goldberg is a two-thirds owner and chairman of the board of directors of Artery Property Management, Inc. ("APMI"), a real estate property management company. In connection with the acquisition of certain properties from Mr. Goldberg and his affiliates during 1995, the Operating Partnership made a loan of $15,212,000 evidenced by two notes and secured by 465,545 OP Units. Mr. Goldberg estimates that his interest in this transaction equaled $26,000,000. The largest aggregate amount of indebtedness outstanding under the loan at any time during 1996 and the amount outstanding as of December 31, 1996 was $15,212,000. The first note issued in the amount of $1,056,000 accrues interest at the prime rate plus 3-1/2% per annum. The second note issued in the amount of $14,156,000 bears interest equal to approximately $300,000 per year plus the amount of distributions payable on 433,230 of the OP Units pledged as collateral for this loan.

    Mr. Tuomi borrowed $100,000 from the Company in 1994 related to his purchase of a home in the Chicago area. The loan bears interest at 30-day LIBOR plus 2% with interest due quarterly. The largest principal amount owed in 1996 was $90,000 and the principal balance at December 31, 1996 was $72,000. The loan is payable in equal principal installments of $18,000 over five years.

    Mr. Tuomi borrowed $40,000 from the Company in 1996 related to the payment of a tax liability incurred when the restrictions relating to 1,261 Common Shares lapsed on December 16, 1996. The loan carried interest at the rate of 8-1/2% with the outstanding principal balance, together with any accrued and unpaid interest due on the earlier of March 31, 1997 or the sale of Mr. Tuomi's 1,261 Common Shares. The largest principal amount owed in 1996 was $40,000 and the principal balance at December 31, 1996 was $40,000. Payment was secured by a pledge of Mr. Tuomi's 1,261 Common Shares. The loan was paid in full on March 5, 1997.

    Mr. Crocker borrowed $78,000 from the Company in December 1995. The loan bears interest at 30 day LIBOR plus 2%. The largest principal amount owed in 1996 was $78,000 and the principal balance at December 31, 1996 was $78,000. Interest is due monthly with the outstanding balance due on March 31, 1997. Payment was secured by a pledge of Mr. Crocker's restricted share awards issued in January 1996. The loan was paid in full on March 3, 1997.

    Mr. Crocker borrowed $140,000 from the Company in April 1996 related to the payment of a tax liability incurred. The loan bears interest at 30-day LIBOR plus 2%. The largest principal amount owed in 1996 was $140,000 and the principal balance at December 31, 1996 was $140,000. Interest is due monthly with the outstanding balance due on March 1, 1998. Payment was secured by a pledge of Mr. Crocker's restricted share awards issued in January 1996.

    Mr. Crocker borrowed $564,000 from the Company during 1996. The loan bears interest at monthly LIBOR plus 2% with interest due quarterly. The largest principal amount owed in 1996 was $564,000 and the principal balance at December 31, 1996 was $564,000. Payment is secured by a pledge of Mr. Crocker's Common Shares. Payments of principal shall be payable annually in the amount of $80,580 on March 15, 1997 and in the amounts $80,570 on March 15th of each of the next six succeeding years. A payment in the amount of $80,580 was received in February 1997 and the principal balance now is $483,420.

    The executive officers listed below are indebted to the Company as a result of purchasing Common Shares from the Company in June 1994. The loans accrue interest, payable quarterly in arrears, at the applicable federal rate, as defined in the Internal Revenue Code of 1986, as amended, in effect at the date of each loan. The loans are due and payable on the first to occur of the date in which the individual leaves the Company, other than by reason of death or disability, or the respective loan's due date. The loans are with recourse to the respective individuals and are collateralized by a pledge of the Common Shares purchased. All dividends paid on pledged Common Shares in excess of the then marginal tax rate on the taxable portion of such dividends are used to pay interest and principal on the loans.


                      Largest Principal      Principal
                         Amount Owed        Balance at      Interest
Name                       in 1996       December 31, 1996    Rate
--------------------------------------------------------------------
Douglas Crocker II           $  878,776         $  850,318      6.21%
Douglas Crocker II              983,171            960,748      6.15%
Douglas Crocker II              944,584            944,584      7.26%
Douglas Crocker II            1,901,807          1,901,807      7.93%
Frederick C. Tuomi              314,861            314,861      7.26%
Alan George                      79,063             79,063      7.26%

    Rosenberg and Liebentritt, P.C. provides legal services to the Operating Partnership and the Company. Sheli Z., Rosenberg, a Trustee of the Company, is a principal of this firm. The Operating Partnership has also engaged Seyfarth, Shaw, Fairweather & Geraldson, a law firm in which Ms. Rosenberg's husband is a partner, to provide legal services from time to time relating to employee benefit issues.

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  (1 & 2) See Index to Financial Statements and Schedules on page F-1 of this Form 10-K.

(3) Exhibits:

2.1*         Property Contribution Agreement (Zell Properties and EPMC)
2.2*         Property Contribution Agreement (Starwood Properties)
3.1*         Amended and Restated Declaration of Trust of Equity Residential
             Properties Trust, dated August 10, 1993
3.1A+        Amended and Restated Declaration of Trust of Equity Residential
             Properties Trust dated February 3, 1995
3.2*         Bylaws of Equity Residential Properties Trust
4.1****      Indenture, dated as of May 16, 1994, by and among the Operating
             Partnership, as obligor, the Company, as guarantor and The First
             National Bank of Chicago, as trustee in connection with 81/2%
             senior notes due May 15, 199 9
4.2****      Indenture, dated October 1, 1994, between the Operating
             Partnership, as obligor and The First National Bank of Chicago, as trustee in connection with up to $500 million of debt securities
4.3 ++       Registration Rights and Lock-Up Agreement Beauchamp
10.1*        Agreement of Limited Partnership of ERP Operating Limited
             Partnership
10.1A*       Second Amended and Restated Agreement of Limited Partnership of ERP
             Operating Limited Partnership
10.1B****    Third Amended and Restated Agreement of Limited Partnership of ERP
             Operating Limited Partnership
10.1C*****   Fourth Amended and Restated Agreement of Limited Partnership of ERP
             Operating Limited Partnership
10.2*        Agreement of Limited Partnership of Equity Residential Properties
             Management Limited Partnership
10.3+        Agreement of Limited Partnership of Equity Residential Properties
             Management Limited Partnership II
10.4*        Noncompetition Agreement (Zell)
10.5*        Noncompetition Agreement (Crocker)
10.6*        Noncompetition Agreement (Spector)
10.7*        Form of Noncompetition Agreement (other officers)
10.8*        Registration Rights and Lock-Up Agreement with the Company (Zell)
10.9*        Registration Rights and Lock-Up Agreement with the Company
             (Starwood)
10.10***     Form of Registration Rights Agreement with purchasers in the
             Private Equity Offering
10.11*       Services Agreement between Equity Residential Properties Trust and
             Equity Group Investments, Inc.
10.12*       Form of Property Management Agreement (REIT properties)
10.13****    Form of Property Management Agreement (Non-REIT properties)
10.14*       1993 Share Option Plan
10.14A***    Amended and Restated 1993 Share Option and Share Award Plan

                                    PART IV

10.15*       Form of Contribution Agreement dated as of August 11, 1993
10.16**      Revolving Credit Agreement by and among the Operating Partnership, the Company, NationsBank of Texas, N.A. and Wells Fargo Realty
             Advisors Funding, Incorporated
10.16A**     First Amendment to Revolving Credit Agreement by and among the
             Operating Partnership, the Company, Nations Bank of Texas, N.A. and
             Wells Fargo Realty Advisors Funding, Incorporated
10.17**      Revolving Credit Agreement by and among the Operating Partnership, the Company, The First National Bank of Chicago and First National
             Bank Association, and First Amendment to Revolving Credit Agreement
10.17A**     Second Amendment to Revolving Credit Agreement by and among the
             Operating Partnership, the Company, The First National Bank of
             Chicago, First National Bank Association and the First National
             Bank of Boston
10.18****    Credit Agreement by and among the Operating Partnership, as borrower, the Company, Wells Fargo Realty Advisors Funding,
             Incorporated, as lender, Wells Fargo Realty Advisors Funding,
             Incorporated, as agent, and The First National Bank of Chicago and
             Nations Bank of Texas, N.A., as co-agents, dated November 14, 1994
10.19****    Purchase and Sale Agreement by and among Real Estate Equities Joint
             Venture as Sellers and EQR-EXL Vistas, Inc. and Executive Life
             Insurance Company in Rehabilitation/Liquidation, date August 17,
             1994.
10.20        Revolving Credit Agreement, dated as of November 15, 1996 among the
             Operating Partnership and Morgan Guaranty Trust Company of New
             York, as lead agent and Bank of America Illinois, as co-lead agent
10.21        Amended and Restated Master Reimbursement Agreement, dated as of
             November 1, 1996 by and between Federal National Mortgage
             Association and EQR-Bond Partnership
12           Computation of Ratio of Earnings to Fixed Charges
21           List of Subsidiaries of Equity Residential
             Properties Trust
23.1         Consent of Grant Thornton L.L.P.
23.2         Consent of Ernst & Young LLP.
24.1         Power of Attorney for John Alexander dated February 24, 1997
24.2         Power of Attorney for James D. Harper, Jr. dated February 24, 1997
24.3         Power of Attorney for Errol R. Halperin dated February 24, 1997
24.4         Power of Attorney for B. Joseph White dated February 24, 1997
24.5         Power of Attorney for Barry S. Sternlicht dated February 24, 1997
24.6         Power of Attorney for Henry H. Goldberg dated February 24, 1997

-----------------------------------------
* Included as an exhibit to the Company's Form S-11 Registration Statement, File No. 33-63158, and incorporated herein by reference.
       Included as an exhibit to the Company's Form S-11 Registration Statement, File No. 33-72080, and incorporated herein by reference .
*** Included as an exhibit to the Company's Form S-11 Registration Statement, File No. 33-80420, and incorporated herein by reference.
**** Included as an exhibit to the Operating Partnership's Form 10/A, dated December 12, 1994, File No. 0-24920, and incorporated herein by reference.

                                    PART IV

***** Included as an exhibit to the Operating Partnership's Form 10-Q for the quarter ended September 30, 1995, dated November 7, 1995, and incorporated herein by reference.

+ Included as an exhibit to the Company's Form 10-K for the year ended December 31, 1994.


++ Included as an exhibit to the Company's Form 10-K for the year ended December 31, 1995.

                                    PART IV

(b)  Reports on Form 8-K:

A Report on Form 8-K dated November 15, 1996, reporting information for property acquisitions.

A Report on Form 8-K dated December 5, 1996 reporting information in connection with the December 1996 Common Share Offerings.

A Report on Form 8-K dated December 13, 1996 reporting information in connection with the December 1996 Common Share Offerings.

(c)  Exhibits:

    See Item 14(a)(3) above.

(d)  Financial Statement Schedules:

    See Index to Financial Statements attached hereto on page F-1 of this Form 10-K.

                                    PART IV

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                            EQUITY RESIDENTIAL PROPERTIES TRUST


Date: March 20, 1997            By:  /s/   Douglas Crocker II
      --------------                 ------------------------------------------
                                           Douglas Crocker II
                                    President, Chief Executive Officer,
                                       Trustee and *Attorney-in-Fact


Date: March 20, 1997            By:  /s/   David J. Neithercut
      --------------                 ------------------------------------------
                                           David J. Neithercut
                                       Executive Vice-President and
                                         Chief Financial Officer

Date: March 20, 1997            By:  /s/   Michael J. McHugh
      --------------                 ------------------------------------------
                                           Michael J. McHugh
                                    Senior Vice-President, Chief Accounting
                                    Officer, Treasurer and *Attorney-in-fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 1997            By:  /s/   Samuel Zell
      --------------                 ------------------------------------------
                                           Samuel Zell
                                      Chairman of the Board of Trustees

Date: March 20, 1997            By:  /s/   Gerald A. Spector
      --------------                 ------------------------------------------
                                           Gerald A. Spector
                                       Executive Vice-President, Chief
                                        Operating Officer and Trustee

Date: March 20, 1997            By:  /s/   Sheli Z. Rosenberg
      --------------                 ------------------------------------------
                                           Sheli Z. Rosenberg
                                              Trustee

                                    PART IV

                              --------------------

Date: March 20, 1997            By:  /s/   James D. Harper
      --------------                 -------------------------------------------
                                           James D. Harper
                                             Trustee

Date: March 20, 1997            By:  /s/   Errol R. Halperin
      --------------                 -------------------------------------------
                                           Errol R. Halperin
                                                Trustee

Date: March 20, 1997            By:  /s/   Barry S. Sternlicht
      --------------                 -------------------------------------------
                                           Barry S. Sternlicht
                                                Trustee

Date: March 20, 1997            By:  /s/   John W. Alexander
      --------------                 -------------------------------------------
                                           John W. Alexander
                                                Trustee

Date: March 20, 1997            By:  /s/   B. Joseph White
      --------------                 -------------------------------------------
                                           B. Joseph White
                                                Trustee

Date: March 20, 1997            By:  /s/   Henry H. Goldberg
      --------------                 -------------------------------------------
                                           Henry H. Goldberg
                                                Trustee

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                      EQUITY RESIDENTIAL PROPERTIES TRUST



                                                                  PAGE
                                                                  ----
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT
      Report of Independent Auditors............................  F-2
      Report of Independent Accountants.........................  F-3


      Consolidated Balance Sheets as of
         December 31, 1996 and 1995.............................  F-4

      Consolidated Statements of Operations for
         the years ended December 31, 1996, 1995 and 1994.......  F-5

      Consolidated Statements of Cash Flows for
         the years ended December 31, 1996, 1995 and 1994.......  F-6 to F-7

      Consolidated Statements of Changes in Shareholders'
         Equity for the years ended
         December 31, 1996, 1995 and 1994.......................  F-8

      Notes to Consolidated Financial Statements................  F-9 to F-37

SCHEDULE FILED AS PART OF THIS REPORT

      Report of Independent Accountants.........................  S-1

      Schedule III - Real Estate and Accumulated Depreciation...  S-2 to S-9

                        REPORT OF INDEPENDENT AUDITORS


To the Board of Trustees and Shareholders
Equity Residential Properties Trust

We have audited the accompanying consolidated balance sheet of Equity Residential Properties Trust (the "Company") as of December 31, 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Residential Properties Trust at December 31, 1996, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                           ERNST & YOUNG LLP

Chicago, Illinois
February 12, 1997
except for Note 19, as to which the date is March 20, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Trustees
Equity Residential Properties Trust

We have audited the accompanying consolidated balance sheet of Equity Residential Properties Trust (the "Company") as of December 31, 1995 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Residential Properties Trust as of December 31, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                         /s/ GRANT THORNTON LLP

                                                         GRANT THORNTON LLP





Chicago, Illinois
February 14, 1996

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                          CONSOLIDATED BALANCE SHEETS

                (Amounts in thousands except for share amounts)

                                                           DECEMBER 31,  DECEMBER 31,
                                                               1996          1995
                                                           -----------   ------------
ASSETS
Investment in rental property
  Land                                                     $  284,879    $  210,439
  Depreciable property                                      2,698,631     1,978,500
                                                           ----------    ----------
                                                            2,983,510     2,188,939
  Accumulated depreciation                                   (301,512)     (218,339)
                                                           ----------    ----------
    Investment in rental property, net of
      accumulated depreciation                              2,681,998     1,970,600

  Cash and cash equivalents                                   147,271        13,428
  Investment in mortgage notes, net                            86,596        87,154
  Rents receivable                                              1,450         1,073
  Deposits - restricted                                        20,637        18,272
  Escrow deposits - mortgage                                   15,434        16,745
  Deferred financing costs, net                                14,555        12,653
  Other assets                                                 18,186        21,335
                                                           ----------    ----------
    TOTAL ASSETS                                           $2,986,127    $2,141,260
                                                           ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable                                   $  755,434    $  561,695
  Notes, net                                                  498,840       348,524
  Line of credit                                                    -        92,000
  Accounts payable and accrued expenses                        33,117        23,544
  Accrued interest payable                                     12,737         8,354
  Due to affiliates                                               628         1,568
  Rents received in advance and other liabilities              15,838        11,138
  Security deposits                                            14,128        10,131
  Distributions payable                                        45,938        30,826
                                                           ----------    ----------
    TOTAL LIABILITIES                                       1,376,660     1,087,780
                                                           ----------    ----------
Commitments and contingencies
Minority Interests                                            150,637       168,963
                                                           ----------    ----------
Shareholders' equity:
  Preferred Shares of beneficial interest,
    $.01 par value; 10,000,000 shares authorized:
    9 3/8% Series A Cumulative Redeemable Preferred
      Shares of Beneficial Interest, liquidation
      preference $25 per share, 6,120,000 shares
      issued and outstanding                                  153,000       153,000
    9 1/8% Series B Cumulative Redeemable Preferred
      Shares of Beneficial Interest, liquidation
      preference $250 per share, 500,000 shares
      issued and outstanding                                  125,000       125,000
    9 1/8% Series C Cumulative Redeemable Preferred
      Shares of Beneficial Interest, liquidation
      preference $250 per share, 460,000 shares
      issued and outstanding                                  115,000             -
  Common Shares of beneficial interest,
    $.01 par value, 100,000,000 shares authorized,
    51,154,836 shares issued and outstanding as of
    December 31, 1996 and 35,011,715 shares issued
    and outstanding as of December 31, 1995                       512           350
  Paid in capital                                           1,147,214       652,829
  Employee notes                                               (5,255)       (5,331)
  Distributions in excess of accumulated earnings             (76,641)      (41,331)
                                                           ----------    ----------
    Total shareholders' equity                              1,458,830       884,517
                                                           ----------    ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $2,986,127    $2,141,260
                                                           ==========    ==========

                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (Amounts in thousands except for per share data)

                                                                   YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                               1996         1995          1994
                                                           --------------------------------------
REVENUES
  Rental income                                            $  454,412    $  373,919    $  220,727
  Fee and asset management                                      6,749         7,030         4,739
  Interest income - investment in mortgage notes               12,819         4,862             -
  Interest and other income                                     4,405         4,573         5,568
                                                           ----------    ----------    ----------
    Total revenues                                            478,385       390,384       231,034
                                                           ----------    ----------    ----------
EXPENSES
  Property and maintenance                                    127,172       112,186        66,534
  Real estate taxes and insurance                              44,128        37,002        23,028
  Property management                                          17,512        15,213        10,249
  Property management - non-recurring                               -             -           879
  Fee and asset management                                      3,837         3,887         2,056
  Depreciation                                                 93,253        72,410        37,273
  Interest:
    Expense incurred                                           81,351        78,375        37,044
    Amortization of deferred financing costs                    4,242         3,444         1,930
  General and administrative                                    9,857         8,129         6,053
                                                           ----------    ----------    ----------
    Total expenses                                            381,352       330,646       185,046
                                                           ----------    ----------    ----------
Income before gain on disposition of properties,
  extraordinary items and allocation to Minority
  Interests                                                    97,033        59,738        45,988
  Gain on disposition of properties                            22,402        21,617             -
                                                           ----------    ----------    ----------
Income before extraordinary items and allocation to
  Minority Interests                                          119,435        81,355        45,988
Extraordinary items:
  Write-off of unamortized costs on refinanced debt            (3,512)            -             -
  Gain on early extinguishment of debt                              -         2,000             -
                                                           ----------    ----------    ----------
Income before allocation to Minority Interests                115,923        83,355        45,988
Income allocated to Minority Interests                        (14,299)      (15,636)      (11,570)
                                                           ----------    ----------    ----------
Net income                                                    101,624        67,719        34,418
Preferred distributions                                       (29,015)      (10,109)            -
                                                           ----------    ----------    ----------
Net income available to Common Shares                      $   72,609    $   57,610    $   34,418
                                                           ==========    ==========    ==========
Net income per weighted average Common Share outstanding   $     1.70    $     1.68    $     1.34
                                                           ==========    ==========    ==========
Weighted average Common Shares outstanding                     42,586        34,358        25,621
                                                           ==========    ==========    ==========
Distributions declared per Common Share outstanding        $     2.40    $     2.18    $     2.01
                                                           ==========    ==========    ==========
Tax treatment of distributions (unaudited)
  Ordinary income                                          $     1.88    $     1.70    $     1.66
                                                           ==========    ==========    ==========
  Return of Capital                                        $     0.43    $     0.48    $     0.35
                                                           ==========    ==========    ==========
  Long-Term Capital Gain                                   $     0.09    $        -    $       -
                                                           ==========    ==========    ==========

                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Amounts in thousands)

                                                                   YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                               1996         1995          1994
                                                           --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $  101,624    $   67,719    $   34,418
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Income allocated to Minority Interests                   14,299        15,636        11,570
      Depreciation                                             93,253        72,410        37,273
      Amortization of deferred financing costs
        (including discount on 1999 and 2002 Notes)             4,558         3,717         2,039
      Amortization of discount on investment in
        mortgage notes                                           (613)            -             -
      Gain on disposition of properties                       (22,402)      (21,617)            -
      Write-off of unamortized costs on refinanced debt         3,512             -             -
      Gain on early extinguishment of debt                          -        (2,000)            -
      Changes in assets and liabilities:
        (Increase) in rents receivable                           (409)         (259)         (641)
        (Increase) in deposits - restricted                      (556)         (218)       (1,849)
        Decrease (increase) in other assets                       158         1,913        (7,906)
        (Decrease) increase in due to affiliates                 (857)       (2,305)        1,261
        Increase in accounts payable and accrued expenses       9,901         3,765         9,286
        Increase in accrued interest payable                    4,383         2,616         4,483
        Increase in rents received in advance and
          other liabilities                                     4,079           157         4,063
                                                           ----------    ----------    ----------
      Net cash provided by operating activities               210,930       141,534        93,997
                                                           ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in rental properties, net                       (641,015)     (239,964)     (855,156)
  Improvements to rental property                             (33,001)      (32,800)      (16,721)
  Additions to non-rental property                             (2,347)       (3,669)       (2,417)
  Proceeds from disposition of rental property, net            40,093        46,426             -
  Purchase of contract rights                                       -             -        (5,836)
  Decrease (increase) in mortgage deposits                      1,311        (1,299)       (3,541)
  Deposits (made) on rental property acquisitions             (16,916)      (15,107)       (5,200)
  Deposits applied on rental property acquisitions             15,107         5,200             -
  Decrease (increase) in investment in mortgage notes           1,171       (87,154)            -
  Other investing activities                                      (58)        4,349        (7,644)
                                                           ----------    ----------    ----------
    Net cash (used for) investing activities                 (635,655)     (324,018)     (896,515)
                                                           ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of Common Shares                         489,139             -       583,829
  Proceeds from sale of Preferred Shares                      115,000       278,000             -
  Proceeds from exercise of options                             4,028         2,664           251
  Proceeds from sale of 1999 Notes, net of discount                 -             -       124,131
  Proceeds from sale of Floating Rate Notes                         -             -       100,000
  Proceeds from sale of 2002 Notes, net of discount                 -       124,011             -
  Proceeds from sale of 2026 Notes                            150,000             -             -
  Redemption of Preference Units                               (1,083)       (1,352)            -
  Payment of offering costs                                   (10,415)      (10,353)      (26,738)
  Distributions to Common Share and Preferred Share owners   (121,860)      (77,081)      (43,432)
  Distributions to Minority Interests                         (20,444)      (18,794)      (16,348)
  Principal receipts on employee notes                             76           143            29
  Loan to seller                                                    -             -       (15,212)
  Proceeds from refinancing of tax-exempt bonds, net          112,209             -             -
  Proceeds from line of credit                                250,000       317,000       376,800
  Repayments on line of credit                               (342,000)     (387,000)     (247,400)
  Principal payments on mortgage notes payable                (60,706)      (47,787)      (25,872)
  Loan and bond acquisition costs                              (9,111)       (4,558)       (7,026)
  Increase in security deposits                                 3,735           948         5,125
  Other financing activities                                        -            33           358
                                                           ----------    ----------    ----------
    Net cash provided by financing activities                 558,568       175,874       808,495
                                                           ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents          133,843        (6,610)        5,977
Cash and cash equivalents, beginning of year                   13,428        20,038        14,061
                                                           ----------    ----------    ----------
Cash and cash equivalents, end of year                     $  147,271    $   13,428    $   20,038
                                                           ==========    ==========    ==========

                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (AMOUNTS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                               1996         1995          1994
                                                           --------------------------------------
Supplemental information:
  Cash paid during the period for interest                 $   76,968    $   75,759    $   32,561
                                                           ==========    ==========    ==========
  Mortgage loans assumed through acquisitions
    of rental properties                                   $  142,237    $   23,554    $  388,357
                                                           ==========    ==========    ==========
  Rental property assumed through foreclosure              $   10,854    $        -    $        -
                                                           ==========    ==========    ==========
  Net rental properties contributed in
    exchange for OP units                                  $      440    $   18,811    $        -
                                                           ==========    ==========    ==========
  Rental property conveyed in exchange for release
    of mortgage indebtedness                               $        -    $   20,500    $        -
                                                           ==========    ==========    ==========
  Stated value of Preference Units issued for
    rental properties                                      $        -    $        -    $   41,213
                                                           ==========    ==========    ==========
  Conversion of mortgage note receivable                   $        -    $        -    $   25,000
                                                           ==========    ==========    ==========

                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY

                            (Amounts in thousands)

                                                                   YEAR ENDED DECEMBER 31,

                                                               1996         1995          1994
                                                           --------------------------------------
PREFERRED SHARES
Balance, beginning of year                                 $  278,000    $       -     $       -
  9 3/8% Series A Cumulative Redeemable                            -        153,000            -
  9 1/8% Series B Cumulative Redeemable                            -        125,000            -
  9 1/8% Series C Cumulative Redeemable                       115,000            -
                                                           ----------    ----------    ----------
Balance, end of year                                       $  393,000    $  278,000    $       -
                                                           ==========    ==========    ==========
COMMON SHARES, $.01 PAR VALUE
Balance, beginning of year                                 $      350    $      340    $      146
  Issuance through proceeds from offerings                        144            -            193
  Conversion of OP Units into Common Shares                        16             9            -
  Issuance through exercise of options and
    restricted share grants                                         2             1             1
                                                           ----------    ----------    ----------
Balance, end of year                                       $      512    $      350    $      340
                                                           ==========    ==========    ==========
PAID IN CAPITAL
Balance, beginning of year                                 $  652,829    $  636,751    $  151,082
  Sale of Common Shares, net                                  482,591            -        556,142
  Issuance of Common Shares through conversion of
    OP Units into Common Shares                                27,651        15,664             -
  Issuance of Common Shares for employee notes                     -          1,959         2,635
  Issuance of Common Shares through exercise of options
    and restricted share grants                                 4,353         2,881           609
  Offering costs associated with Preferred Shares              (4,011)       (9,422)           -
  Adjustments for Minority Interests ownership
    in Operating Partnership                                  (16,199)        4,996       (73,717)
                                                           ----------    ----------    ----------
Balance, end of year                                       $1,147,214    $  652,829    $  636,751
                                                           ==========    ==========    ==========
EMPLOYEE NOTES
Balance, beginning of year                                 $   (5,331)   $   (3,515)   $     (909)
  Notes received for issuance of Common Shares                     -         (1,959)       (2,635)
  Principal receipts                                               76           143            29
                                                           ----------    ----------    ----------
Balance, end of year                                       $   (5,255)   $   (5,331)   $   (3,515)
                                                           ==========    ==========    ==========
DISTRIBUTION IN EXCESS OF ACCUMULATED EARNINGS
Balance, beginning of year                                 $  (41,331)   $  (23,640)   $   (3,834)
  Net income                                                   72,609        57,610        34,418
  Distributions on Common Shares                             (107,919)      (75,301)      (54,224)
                                                           ==========    ==========    ==========
Balance, end of year                                       $  (76,641)   $  (41,331)   $  (23,640)
                                                           ==========    ==========    ==========

                            See accompanying notes

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Formation of the Company

   Equity Residential Properties Trust, formed in March 1993, and its subsidiaries (collectively, the "Company"), is a self-administered and self-managed equity real estate investment trust ("REIT"). The Company has elected to be taxed as a REIT under Section 856(c) of the Internal Revenue Code 1986, as amended (the "Code"), commencing with its taxable year ending December 31, 1993. As a result, the Company generally will not be subject to Federal income tax to the extent it distributes 95% of its taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any year, its taxable income may be subject to income tax at regular corporate rates (including any applicable alternative minimum tax). Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and excise taxes on its undistributed income.

   The Company is the successor to the multifamily property business of Equity Properties Management Corp. ("EPMC"), an entity controlled by Mr. Samuel Zell, Chairman of the Board of Trustees of the Company, and a series of other entities which owned 69 of the multifamily properties contributed to the Company at the time of the Company's initial public offering (the "Initial Properties"). Forty-six of the Initial Properties (the "Zell Properties") were contributed or sold by entities substantially controlled by Mr. Zell and primarily owned by Mr. Zell and trusts for the benefit of Mr. Robert Lurie, a deceased partner of Mr. Zell. The remaining 23 of the Initial Properties (the "Starwood Properties") were acquired from entities controlled by Starwood Capital Partners, L.P. ("Starwood") and its affiliates ("Starwood Original Owners"). Prior to the completion of the Company's initial public offering (the "IPO") of 13,225,000 common shares of beneficial interest, $.01 par value per share ("Common Shares"), EPMC provided multifamily residential management services (the "Management Business") to the Zell Properties.

   The Company is engaged in the acquisition, disposition, ownership, management and operation of multifamily properties. As of December 31, 1996, the Company controlled a portfolio of 218 multifamily properties (individually a "Property" and collectively the "Properties") containing 67,705 apartment units. The Company's interest in six of these Properties at the time of acquisition thereof consisted solely of ownership of debt collateralized by such Properties. The Company also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties (the "Additional Properties"). The Properties and Additional Properties are located throughout the United States in the following 30 states: Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Missouri, New Hampshire, New Jersey, New Mexico, Nevada, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia and Washington.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

   In exchange for contributing 33 of the Zell Properties and the Management Business and the Starwood Properties, the 33 existing entities (the "Zell Original Owners"), and entities controlled by Starwood and EPMC received a total of 8,433,238 partnership interests ("OP Units") (including an additional 93,639 OP Units issued in August 1994 and 1,835 OP Units issued in September 1995) in ERP Operating Limited Partnership (the "Operating Partnership"). The OP Units are exchangeable on a one-for-one basis into Common Shares. The other 13 Zell Properties were acquired from 13 existing partnerships (the "Zell Sellers") for $43.5 million in cash. The Management Business, the Zell Original Owners and the Zell Sellers are collectively the "Predecessor Business".

   The Company has formed a series of partnerships (the "Financing Partnerships") which beneficially own certain Properties encumbered by mortgage indebtedness. The Operating Partnership owns a 1% limited partner interest and a 98% general partner interest in each Financing Partnership. The remaining 1% general partner interest in each Financing Partnership is owned by various qualified REIT subsidiaries wholly owned by the Company (each a "QRS Corporation"). Rental income from the Properties that are beneficially owned by a Financing Partnership is used first to service the applicable mortgage debt and pay other operating expenses and any excess is then distributed 1% to the applicable QRS Corporation, as the general partner of such Financing Partnership, and 99% to the Operating Partnership, as the sole 1% limited partner and as the 98% general partner. The Company has also formed a series of limited liability companies (the "LLCs") which own certain Properties and one such LLC which has an investment in partnership interests and subordinated mortgages collateralized by the Additional Properties. The Operating Partnership is a 99% managing member of each LLC and a QRS Corporation is a 1% member of each LLC.

   As of December 31, 1996, all of the Properties were managed by either Equity Residential Properties Management Limited Partnership, the successor to the Management Business contributed by EPMC contemporaneously with the IPO or Equity Residential Properties Management Limited Partnership II (collectively, the "Management Partnerships"). The Management Partnerships collect a property management fee consistent with a reasonable arms-length charge for the performance of such services. The sole general partner of the Management Partnerships with a 1% interest is the Operating Partnership. The sole limited partners of the Management Partnerships are Equity Residential Properties Management Corp. ("Management Corp.") and Equity Residential Properties Management Corp. II ("Management Corp. II"), respectively, and each have a 99% interest in the respective partnership.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

2.  Basis of Presentation

    The balance sheets as of December 31, 1996 and 1995 and the statements of operations, cash flows and changes in shareholders' equity for the years ended December 31, 1996, 1995 and 1994 represented the consolidated financial information of the Company and its subsidiaries.

    Due to the Company's ability as general partner to control either through ownership or by contract the Operating Partnership, the Management Partnerships and the Financing Partnerships and the LLCs, each such entity has been consolidated with the Company for financial reporting purposes. In regard to Management Corp. and Management Corp. II, the Company does not have legal control; however, these entities are consolidated for financial reporting purposes, the effects of which are immaterial. Certain reclassifications have been made to the prior year's financial statements in order to conform with the current year presentation.

3.  SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

    On January 26, 1994, the Company completed a second public offering of 5,750,000 additional Common Shares (the "Second Public Offering"). The Second Public Offering price was $29 per Common Share resulting in gross proceeds of $166.8 million. Proceeds to the Company, net of underwriters' discount and estimated offering expenses, were approximately $157.4 million.

    Between April 1994 and June 1994, the Company sold 1,569,270 unregistered Common Shares to six accredited institutional investors (the "Private Equity Offering") and received net proceeds of approximately $47 million.

    On July 27, 1994, the Company completed a third public offering of 9,200,000 additional Common Shares (the "Third Public Offering"). The Third Public Offering price was $31.25 per Common Share resulting in net proceeds of $271.7 million.

    In September 1994, the Company registered 5,000,000 Common Shares pursuant to an equity shelf registration statement (the "Equity Shelf Registration") of which 2,735,320 registered Common Shares were sold in separate transactions completed in October 1994 (collectively, the "Shelf Offering"). The Company received net proceeds of approximately $81 million in connection therewith. The prices at which the Common Shares were sold ranged from $29.34 to $30.17.

    On September 11, 1995, the Company filed with the Securities and Exchange Commission (the "SEC") a Form S-3 Registration Statement to register up to $500 million of its non-voting preferred shares of beneficial interest, $0.01 par value per share ("Preferred Shares"), Common Shares and depositary shares, pursuant to a shelf offering (the "Second Shelf Registration").

    In January 1996, the Company completed an offering of 1,725,000 registered Common Shares, which were sold at a net price of $29.375 per share (the "January 1996 Common Share Offering") and received net proceeds of approximately $50.7 million in connection therewith.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


    Also in January 1996, the Company filed with the SEC a Form S-3 Registration Statement to register 1,676,423 Common Shares which may be sold by the holders thereof or by holders of OP Units upon the issuance of Common Shares in exchange for such OP Units.

    In February 1996, the Company completed an offering of 2,300,000 registered Common Shares, which were sold at a net price of $29.50 per share (the "February 1996 Common Share Offering") and received net proceeds of approximately $67.8 million in connection therewith.

    On May 21, 1996, the Company completed an offering of 2,300,000 publicly registered Common Shares, which were sold at a net price of $30.50 per share.
On May 28, 1996, the Company completed the sale of 73,287 publicly registered Common Shares to employees of the Company and to employees of Equity Group Investments, Inc. and certain of its subsidiaries ("EGI") and certain of their respective affiliates and consultants at a net price equal to $30.50 per share. On May 30, 1996, the Company completed an offering of 1,264,400 publicly registered Common Shares, which were sold at a net price of $30.75 per share. The Company received net proceeds of approximately $111.3 million in connection with the sale of the 3,637,687 Common Shares mentioned above (collectively, the "May 1996 Common Share Offerings") .

    On June 26, 1996, the Company filed with the SEC a Form S-3 Registration Statement to register 608,665 Common Shares which may be issued by the Company to holders of 608,665 OP Units. The SEC declared this Registration effective on September 6, 1996.

    On September 18, 1996, the Company filed with the SEC a Form S-3 Registration Statement to register $500 million of equity securities (the "1996 Equity Shelf Registration"). The SEC declared this Registration effective on September 23, 1996.


    In September 1996, the Company completed the sale of 2,272,728 publicly registered Common Shares which were sold at a net price of $33 per share. The Company received net proceeds of approximately $75 million in connection with this offering (the "September 1996 Common Share Offering").

    On September 27, 1996, the Company filed with the SEC a Form S-3 Registration Statement to register 1,182,835 Common Shares which may be issued by the Company to holders of 1,182,835 OP Units. The SEC declared this Registration effective on October 3, 1996.

    In November 1996, the Company issued 39,458 Common Shares pursuant to the 1996 Non-qualified Employee Share Purchase Plan (the "Employee Share Purchase Plan") at a net price of $30.44 per share and received net proceeds of approximately $1.2 million.

    In December 1996, the Company completed offerings of 4,440,000 publicly registered Common Shares, which were sold to the public at a price of $41.25 per share (the "December 1996 Common Share Offerings"). The Company received net proceeds of approximately $177.4 million

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

in connection therewith.

   The following table presents the changes in the Company's issued and outstanding Common Shares for the years ended December 31, 1996, 1995 and 1994 (excluding OP Units of 7,858,228, 8,208,882, and 8,431,403 outstanding at December 31, 1996, 1995 and 1994, respectively):



                                                   1996          1995          1994
                                                -----------   -----------   ----------

Common Shares outstanding at January 1,         35,011,715    33,963,655    14,601,000

Common Shares issued through January 1996
     Common Share Offering                       1,725,000
Common Shares issued through February 1996
    Common Share Offering                        2,300,000
Common Shares issued through May 1996
    Common Share Offerings                       3,637,687
Common Shares issued through September 1996
    Common Share Offering                        2,272,728
Common Shares issued through December 1996
    Common Share Offerings                       4,440,000
Common Shares issued through Employee Share
    Purchase Plan                                   39,458
Common Shares issued through Second
     Public Offering                                   - -           - -     5,750,000
Common Shares issued through Third
     Public Offering                                   - -           - -     9,200,000
Common Shares issued through Private
     Equity Offering                                   - -           - -     1,569,270
Common Shares issued through Shelf
    Offering                                           - -           - -     2,735,320
Common Shares issued for employee notes                - -        75,000        86,500
Common Shares issued through exercise
     of options                                    150,840       100,966         9,664
Common Shares issued through restricted
     share grants                                   21,879           - -        11,901
Common Shares issued through
     conversion of OP units                      1,545,866       865,174           - -
Common Shares issued for profit-sharing
     contribution                                   10,001         7,997           - -
Common Shares held in treasury                        (338)       (1,077)          - -
                                                ----------    ----------    ----------
Common Shares outstanding at December 31,       51,154,836    35,011,715    33,963,655
                                                ==========    ==========    ==========

   The declaration of trust of the Company provides that the Company may issue up to 10,000 Preferred Shares with specific rights, preferences and other attributes as the Board of Trustees may determine, which may include preferences, powers and rights that are senior to the rights of holders

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

of the Company's Common Shares. Under certain circumstances, the issuance of Preferred Shares may require shareholder approval pursuant to the rules and the regulations of the New York Stock Exchange.

    In June 1995, the Company sold 6,120,000 of its 9 3/8% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (liquidation preference $25 per share) (the "Series A Preferred Shares"), pursuant to a $250 million shelf registration (the "Preferred Shelf Registration"), at $25 per share. The Company raised gross proceeds of $153 million from this offering (the "Series A Preferred Share Offering"). The net proceeds of approximately $148.2 million from the Series A Preferred Share Offering were contributed by the Company to the Operating Partnership in exchange for 6,120,000 of the Operating Partnership's 9 3/8% Series A cumulative redeemable preference units. The Series A Preferred Shares are cumulative from the date of original issue and are payable quarterly on or about the fifteenth day of January, April, July and October of each year, at the annual rate of 9 3/8% of the liquidation preference of $25 per share. The Series A Preferred Shares are not redeemable prior to June 1, 2000. On or after June 1, 2000, the Preferred Shares may be redeemed for cash at the option of the Company in whole or in part, at a redemption price of $25 per share, plus accrued and unpaid distributions, if any, thereon.

    In November 1995, the Company sold 5,000,000 depositary shares (the "Series B Depositary Shares") pursuant to the Preferred Shelf Registration and the Second Shelf Registration. Each Series B Depositary Share represents a 1/10 fractional interest in a 9 1/8% Series B Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series B Preferred Shares"). The liquidation preference of each of the Series B Preferred Shares is $250.00 (equivalent to $25 per Series B Depositary Share). The Company raised gross proceeds of $125 million from this offering (the "Series B Preferred Share Offering"). The net proceeds of approximately $121 million from the Series B Preferred Share Offering were contributed by the Company to the Operating Partnership in exchange for 500,000 of the Operating Partnership's 9 1/8% Series B cumulative redeemable preference units. The Series B Preferred Shares are cumulative from the date of original issue and are payable quarterly on or about the fifteenth day of January, April, July and October of each year, commencing on January 15, 1996, at the annual rate of 9 1/8% of the liquidation preference of $25 per Depositary Share. The Series B Preferred Shares are not redeemable prior to October 15, 2005. On and after October 15, 2005, the Series B Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $250 per share (equivalent to $25 per Series B Depositary Share), plus accrued and unpaid distributions, if any, thereon.

    In September 1996 the Company sold 4,600,000 depositary shares (the
"Series C Depositary Shares") pursuant to the Second Shelf Registration. Each Series C Depositary Share represents a 1/10 fractional interest in a 9 1/8% Series C Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series C Preferred Shares"). The liquidation preference of each of the Series C Preferred Shares is $250.00 (equivalent to $25 per Series C Depositary Share). The Company raised gross proceeds of $115 million from this offering (the "Series C Preferred

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

Share Offering"). The net proceeds of approximately $111.4 million from the Series C Preferred Share Offering were contributed by the Company to the Operating Partnership in exchange for 460,000 of the Operating Partnership's 9 1/8% Series C cumulative redeemable preference units. The Series C Preferred Shares are cumulative from the date of original issue and are payable quarterly on or about the fifteenth day of January, April, July and October of each year, commencing on October 15, 1996, at the annual rate of 9 1/8% of the liquidation preference of $25 per 1996 Depositary Share. The Series C Preferred Shares are not redeemable prior to September 9, 2006. On and after September 9, 2006, the Series C Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $250 per share (equivalent to $25 per Series C Depositary Share), plus accrued and unpaid distributions, if any, thereon.

   In connection with the acquisition of seven of the Properties, which closed in December, 1994, the Company, through the Operating Partnership, issued 41,213 preferred interests ("Preference Units") to certain sellers of these Properties. The Preference Units had a stated value of $1,000 and entitled the holders thereof to preferential distributions from the Operating Partnership (other than liquidating distributions) before distributions to the holders of the OP Units and the Company (provided that the Company shall be entitled to receive distributions necessary to maintain its REIT status under U.S. tax laws). On March 1, 1996, the Operating Partnership exercised its option to convert all of the remaining Preference Units into OP Units. This conversion resulted in 1,182,835 OP Units being issued. The Operating Partnership also made loans to certain of these sellers in the aggregate amount of $15.2 million, which loans are fully collateralized by 465,545 OP Units.

   Net proceeds from the Company's Common Share offerings are contributed by the Company to the Operating Partnership in return for an increased ownership percentage and are treated as capital transactions in the Company's Consolidated Financial Statements. As a result, the net offering proceeds are allocated between shareholders' equity and the equity position of various limited partners of the Operating Partnership (collectively, the "Minority Interests") (to the extent represented by OP Units), to account for the change in their respective percentage ownership of the underlying equity of the Operating Partnership.

   Assuming conversion of all OP Units, total Common Shares outstanding at December 31, 1996 would have been 59,013,064. As of December 31, 1996, the Minority Interests held 7,858,228 OP Units which represented a 13.32% interest in the Operating Partnership.

   The Company paid a $0.59, $0.59, $0.59 and $0.625 per Common Share distribution on April 12, July 12, and October 11, 1996 and January 10, 1997, respectively, for the quarters ended March 31, June 30, September 30 and December 31, 1996, to Common Share holders of record on March 29, June 28, September 27 and December 27, 1996, respectively.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

   The Company also paid a $0.5859, $0.5859, $0.5859 and $0.58605 per share distribution on April 15, July 15, October 15, 1996 and January 15, 1997, respectively for the quarters ended March 31, June 30, September 30 and December 31, 1996 to Series A Preferred Share holders of record on March 29, June 28, September 27 and December 27, 1996, respectively. In addition, the Company paid a $0.5703, $0.5703, $0.5703 and $0.57035 per share distribution on April 15,
July 15, October 15, 1996 and January 15, 1997, respectively for the quarters ended March 31, June 30, September 30 and December 31, 1996 to Series B Depositary Share holders of record on March 29, June 28, September 27 and December 27, 1996, respectively. In addition, the Company paid $0.1394, covering the period September 9 through September 30, 1996 and $0.5703 per share distribution on October 15, 1996 and January 15, 1997, respectively, for the quarters ended September 30 and December 31, 1996 to Series C Depositary Share holders of record on September 27 and December 27, 1996, respectively.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

4. Summary of Significant Accounting Policies

   (a)  Rental Property

   Rental property is recorded at cost less accumulated depreciation less an adjustment, if any, for impairment. Rental properties intended to be held and operated by the Company over their remaining useful life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the particular rental property may not be recoverable. If these events or changes in circumstances are present, the Company estimates the sum of the expected future cash flows (undiscounted) to result from the operations and eventual disposition of the particular rental property, and if less than the carrying amount of the rental property, the Company will recognize an impairment loss. Upon recognition of any impairment loss the Company measures that loss based on the amount by which the carrying amount of the rental property exceeds the estimated fair value of the rental property.

   For rental properties to be disposed of, an impairment loss is recognized when the fair value of the rental property, less the estimated cost to sell, is less than the carrying amount of the rental property measured at the time the Company has a commitment to sell the property and/or is actively marketing the property for sale. Rental property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Depreciation is not recorded during the period in which assets are held for disposal. There were no Properties held for sale as of December 31, 1996.

   Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The Company uses a 30-year estimated life for buildings, a 10-year estimated life for land improvements and up to a seven-year estimated life for furniture, fixtures and equipment. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve and/or extend the useful life of the asset are capitalized over their estimated useful life. Initial direct leasing costs are expensed as incurred and such expense approximates the deferral and amortization of initial direct leasing costs over the lease terms. Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Company. Upon disposition, the related costs and accumulated deprecation are removed from the respective accounts. Any gain or loss on sale or disposition is recognized in accordance with generally accepted accounting principles.

   (b)  Cash and Cash Equivalents

   The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of four months or less, at the date of purchase, to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

coverage. The Company believes that the risk is not significant as the Company does not anticipate their non-performance.

   (c)  Deferred Financing Costs

    Deferred financing costs include fees and costs incurred to obtain the Company's lines of credit, long-term financing and costs for certain interest rate protection agreements. These costs are amortized over the terms of the related debt. Unamortized financing costs are written-off when debt is retired before the maturity date. As of December 31, 1996 and 1995, the accumulated amortization of such deferred financing costs was $3.8 million and $6.4 million, respectively.

   (d)  Interest Rate Protection Agreements

    The Company from time to time enters into interest rate protection agreements to effectively convert floating rate debt to a fixed rate basis, as well as to hedge anticipated financing transactions. Net amounts paid or received under these agreements are recognized as an adjustment to interest expense when such amounts are incurred or earned. Settlement amounts paid or received in connection with terminated interest rate protection agreements are deferred and amortized over the remaining term of the related financing transaction on the straight-line method. The Company believes it has limited exposure to the extent of non-performance by the counterparties of each protection agreement since each counterparty is a major U.S. financial institution, and the Company does not anticipate their non-performance.

   (e)  Fair Value of Financial Instruments

    The fair values of the Company's financial instruments, including cash and cash equivalents, and mortgage notes payable, other notes payable, lines of credit and other financial instruments, approximate their carrying or contract values. With respect to the Company's investment in mortgage notes, the fair value as of December 31, 1996 was estimated to be approximately $100 million compared to the Company's carrying value of $86.6 million. The estimated fair value of the Company's investment in mortgage notes represents the estimated net present value based on the expected future property level cash flows and an estimated current market discount rate.

   (f)  Revenue Recognition

    Rental income attributable to leases is recorded when due from tenants and is recognized monthly as it is earned, which is not materially different than on a straight-line basis. Interest income is recorded on an accrual basis.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

   (g)  Lease Agreements

    A substantial portion of the leases entered into between the tenant and a multifamily property for the rental of an apartment unit is month-to-month or year-to-year, renewable upon consent of both parties.

   (h)  Income Taxes

    Due to the structure of the Company as a REIT and the nature of the operations of the Properties and Management Business, the results of operations contain no provision for Federal income taxes. However, the Company is subject to certain state and local income, excise or franchise taxes. The Company paid no Federal income taxes during the year ended December 31, 1996. The aggregate cost of land and depreciable property for Federal income tax purposes as of December 31, 1996 was approximately $2.8 billion.

   (i)  Income per Common Share

    Income per Common Share was based on the weighted average number of Common Shares outstanding during each of the three years ended December 31, 1996. The conversion of an OP Unit to a Common Share will have no effect on income per Common Share since the allocation of earnings to an OP Unit is equivalent to a Common Share.

   (j)  Minority Interests

    Net income is allocated to the Minority Interests based on their respective ownership percentage of the Operating Partnership. Ownership percentage is represented by dividing the number of OP Units held by the Minority Interests by the OP Units held by Minority Interests and Common Shares outstanding. Issuance of additional Common Shares or OP Units changes the ownership of both the Minority Interests and the Company. Such transactions and the proceeds therefrom are treated as capital transactions and result in an allocation between shareholders' equity and Minority Interests to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

   (k)  Use of Estimates

    In preparation of the Company's financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


5.  Rental Property

      The following summarizes the carrying amounts for the rental property as of December 31, 1996 and 1995:


                                               1996          1995
                                            ----------    ----------
                                             (Amounts in thousands)
     Land                                   $  284,879    $  210,439
     Buildings and Improvements              2,566,568     1,884,510
     Furniture, Fixtures and Equipment         132,063        93,990
                                            ----------    ----------

     Rental Property                         2,983,510     2,188,939
     Accumulated Depreciation                 (301,512)     (218,339)
                                            ----------    ----------

     Rental Property, net                   $2,681,998    $1,970,600
                                            ==========    ==========

    During 1996, the Company acquired the Properties listed below. Each Property was purchased from an unaffiliated third party. The cash portions of the acquisitions were funded from either proceeds raised through the various offerings, amounts drawn on the Company's line of credit or working capital. In connection with certain of the acquisitions listed below, the Company assumed mortgage indebtedness of $134.1 million and issued OP Units having a value of $440,000.

                                                                                              Total
Date                                                                          Number    Acquisition Cost
Acquired                   Property                         Location         of Units    (in thousands)
--------   ----------------------------------------   --------------------   --------   ----------------
02/08/96   7979 Westheimer                            Houston, TX                 459           $ 14,618
02/27/96   Sabal Pointe (formerly The Vinings at      Coral Springs, FL           275             19,606
           Coral Springs)
03/01/96   Woodbridge (formerly The Plantations)      Cary, NC                    344             19,938
03/05/96   Heron Landing (formerly Oxford & Sussex)   Lauderhill, FL              144              7,239
03/12/96   The Pines at Cloverlane                    Ypsilanti, MI               582             20,982
03/14/96   Regency Palms                              Huntington Beach, CA        310             18,710
03/21/96   Port Royale II                             Ft Lauderdale, FL           161             10,468
04/16/96   2900 on First                              Seattle, WA                 135             11,861
05/22/96   Woodland Hills                             Decatur, GA                 228             12,420
05/31/96   Ivy Place (formerly Post Place)            Atlanta, GA                 122              8,079
06/03/96   Ridgetree                                  Dallas, TX                  798             21,347

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

06/05/96   Country Ridge                              Farmington Hills, MI        252             16,388
06/07/96   Rosehill Pointe                            Lenexa, KS                  498             21,236
06/07/96   Forest Ridge                               Arlington, TX               660             23,670
06/12/96   Canyon Sands                               Phoenix, AZ                 412             14,905
06/12/96   Desert Sands                               Phoenix, AZ                 412             14,893
06/25/96   Chandler Court                             Chandler, AZ                311             13,633
06/28/96   Lands End                                  Pacifica, CA                260             18,326
07/01/96   Sunny Oak Village                          Overland Park, KS           548             22,523
07/01/96   Mallard Cove                               Greenville, SC              211              8,171
07/16/96   Pine Meadow                                Greensboro, NC              204              7,262
07/19/96   Summer Ridge                               Riverside, CA               136              6,031
07/19/96   Promenade Terrace                          Corona, CA                  330             22,853
07/19/96   South Creek                                Phoenix, AZ                 528             26,773
08/01/96   Pueblo Villas                              Albuquerque, NM             232              8,581
08/28/96   Brixworth                                  Nashville, TN               216             11,766
08/30/96   Brierwood                                  Jacksonville, FL            196              5,528
08/30/96   Woodscape                                  Raleigh, NC                 240              9,595
09/03/96   Park Place                                 Plymouth, MN                500             24,472
09/19/96   Eagle Canyon                               Chino Hills, CA             252             18,095
09/19/96   Summerset Village                          Chatsworth, CA              280             26,317
09/19/96   Canterchase                                Nashville, TN               235              8,655
09/20/96   Songbird                                   San Antonio, TX             262             10,854
09/20/96   Willowglen                                 Aurora, CO                  384             17,173
09/26/96   Merrimac Woods                             Costa Mesa, CA              123              6,765
09/27/96   Casa Capricorn                             San Diego, CA               192             12,631
09/30/96   Hunter's Glen                              Chesterfield, MO            192              9,166
10/11/96   Marbrisa                                   Tampa, FL                   224              8,140
10/31/96   Lakeville Resort                           Petaluma, CA                492             27,348
11/01/96   Cedar Crest                                Overland Park, KS           466             21,614
12/12/96   Rock Creek                                 Carrboro, NC                188              8,952
12/13/96   Village Oaks                               Austin, TX                  280             11,849
12/16/96   Creekside Oaks                             Walnut Creek, CA            316             21,680
12/19/96   Gatehouse on the Green                     Plantation, FL              312             22,268
12/19/96   Gatehouse at Pine Lake                     Pembroke Pines, FL          296             18,962
12/20/96   Wilde Lake                                 Richmond, VA                189              9,452
12/20/96   Spice Run                                  Naperville, IL              400             25,793
12/31/96   Mountain Terrace                           Stevenson Ranch, CA         510             39,772
                                                                               ------           --------
                                                                               15,297           $767,360
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

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     During 1996, the Company disposed of the properties listed below. Each property was sold to an unaffiliated third party.

                                                         Number of   Disposition
Date Disposed           Property           Location        Units        Price
----------------   ------------------   --------------   ---------   -----------
01/31/96           Sanddollar           Tulsa, OK              328       $ 6,200
06/25/96           Deer Run             Charleston, SC         152         3,950
11/22/96           Valley Park South    Bethlehem, PA          384        18,500
12/09/96           Colonial Glen        Harrisburg, PA         174         6,005
12/20/96           Continental Villas   Lithonia, GA           216         6,600
                                                             -----       -------
                                                             1,254       $41,255
                                                             =====       =======

     The Company recognized a total gain of approximately $22.4 million on the disposition of these five Properties.

   During the year ended December 31, 1995, the Company recorded a $1 million loss which represented the estimated impairment in connection with the potential sale of University Park located in Toledo, Ohio. This Property had a net carrying amount as of December 31, 1995 of approximately $1.1 million after the impairment loss. The impairment loss on real estate to be disposed of is included in gain on disposition of properties on the statement of operations for the year ended December 31, 1995.

6.   INVESTMENT IN MORTGAGE NOTES AND PARTNERSHIP INTERESTS

     In 1995, the Company made an $89 million investment in partnership interests and subordinated mortgages collateralized by the Additional Properties. These Additional Properties consist of 3,896 units, located in California, Colorado, New Mexico and Oklahoma. This included a $87.1 million investment in second and third mortgages (net of an original discount of approximately $12.7 million to their face value), $1.6 million represents a one time payment for an interest rate protection agreement and $0.3 million represents an investment for primarily a 49.5% limited partnership interest in the title-holding entities. As the Company does not control the general partners of the title-holding entities and substantially all of the Company's investment is in second and third mortgages (which are subordinate to first mortgages owned by third party unaffiliated entities), the $87.1 million investment is accounted for as an investment in mortgage notes. The $1.6 million payment made for the interest rate protection agreement is included in deferred financing costs and is being amortized over the term of the related debt. The investment in limited partnership interests is accounted for under the equity method and is included in other assets on the balance sheet.

     As of December 31, 1996 the second mortgage notes had a combined principal balance of approximately $27.8 million, accrue interest at a rate of 9.45% per annum, receive principal amortization from excess cash flow and have a stated maturity date of December 31, 2019. The

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

third mortgage notes had a combined principal balance of approximately $71.1 million, accrue interest at a rate of 6.15% per annum, plus up to an additional 3% per annum to the extent of available cash flow. Contingent interest on the third mortgage notes is recognized to the extent it is determined to be received. The third mortgage notes have a stated maturity of December 31, 2024. Receipt of principal and interest on the second and third mortgage notes is subordinated to the receipt of all interest on the first mortgage notes. With respect to the discount on these notes, the unamortized balance at December 31, 1996 was $12.1 million. During 1996, the Company amortized $0.6 million, which is included in interest income-investment in mortgage notes in the consolidated statement of operations. This discount is being amortized utilizing the effective yield method.

7.   MORTGAGE NOTES PAYABLE

     As of December 31, 1996, the Company had outstanding mortgage indebtedness of approximately $755.4 million encumbering 88 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $141.2 million) was approximately $1.1 billion. The mortgage notes payable are generally due in monthly installments of interest only. In connection with the Properties acquired during the year ended December 31, 1996, the Company assumed the outstanding mortgage balances on 14 Properties in the aggregate amount of $142.2 million. In addition, during 1996, in two separate transactions, certain indebtedness evidenced by tax-exempt bonds encumbering certain Properties was refinanced resulting in an increase in mortgage indebtedness affecting these Properties of approximately $112 million. As a result of the most recent transaction, the Company recorded an extraordinary loss in the amount of approximately $3.5 million, which represented the write-off of unamortized deferred financing costs from the early retirement of debt. Concurrent with the most recent refinanced tax-exempt bonds and as a requirement of the credit provider of the bonds, the Financing Partnership, which owns certain of the Properties entered into interest rate protection agreements to fix the interest rate on the bonds, which protection agreements were assigned to the credit provider as additional security. The Company simultaneously entered into substantially identical reverse protection agreements in order to convert the interest rate on the tax-exempt bonds back to a floating interest rate. As of December 31, 1996, the notional amount of these agreements was approximately $166.8 million. The Company believes that it has limited exposure to the extent of non-performance by the counterparties of the agreements since each counterparty is a major U.S. financial institution, and the Company does not anticipate their non-performance.

     Scheduled maturities for the Company's outstanding mortgage indebtedness are at various dates through August 1, 2030. During the year ended December 31, 1996, effective interest cost on certain of these mortgage notes was 7.87%. During the year ended December 31, 1996, the Company repaid the outstanding mortgage balances on eight Properties in the aggregate amount of $57 million. Subsequent to December 31, 1996, the Company repaid the outstanding mortgage balance on three Properties in the amount of approximately $19.6 million. In February 1996, the Company entered into an interest rate protection agreement which hedged the interest rate risk of $50 million of mortgage loans scheduled to mature in September 1997 by locking the five year

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

Treasury Rate, commencing October 1, 1997.

     As of December 31, 1995, the Company had outstanding mortgage indebtedness of approximately $561.7 million encumbering 73 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $103.4 million) was $770.3 million. The mortgage notes payable are generally due in monthly installments of interest only. Scheduled maturities are at various dates through April 1, 2027. As of December 31, 1995, fixed interest rates on certain of the mortgage notes ranged from 4.00% to 10.27% and variable interest rates on certain of the mortgage notes ranged from 4.05% to 7.63%. During the year ended December 31, 1995, the Company repaid the outstanding mortgage balance on seven Properties in the aggregate amount of approximately $45.5 million.

     During 1996 the Company terminated two interest rate protection agreements that were initially entered into in connection with two mortgage loans with notional amounts totaling $64.2 million. These two agreements effectively converted these two mortgage loans to fixed rate instruments based on the London Interbank Offered Rate ("LIBOR"). Upon the termination of these agreements the Company received, or is entitled to receive, settlement payments of approximately $230,000.

     Aggregate payments of principal on mortgage notes payable for each of the next five years and thereafter are as follows:


                 YEAR                       TOTAL
                 ----                       -----
                                       (in thousands)

                1997                      $ 28,223
                1998                        89,497
                1999                        20,641
                2000                        13,369
                2001                        34,639
                Thereafter                 569,065
                                          --------
                Total                     $755,434
                                          ========

8.   LINES OF CREDIT

     The Company, through the Operating Partnership, had a $250 million unsecured line of credit with Wells Fargo Realty Advisors Funding Incorporated, as agent, through November 14, 1996. On November 15, 1996, the Company completed an agreement with Morgan Guaranty Trust Company of New York and Bank of America of Illinois to provide the Company, through the Operating Partnership, a $250 million unsecured line of credit. This new line of credit matures in November 1999 and borrowings generally will bear interest at a per annum rate of one, two, three or six month LIBOR, plus 0.75%, and is subject to an annual facility fee of $500,000. As of

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

December 31, 1996, there were no amounts outstanding on this line of credit.

9.   NOTES

     On May 16, 1994, the Operating Partnership issued $125 million of unsecured senior notes (the "1999 Notes") in a private placement (the "Debt Offering") to qualified institutional buyers. The 1999 Notes were issued at a discount, which is being amortized over the life of the 1999 Notes on a straight-line basis. As of December 31, 1996 the unamortized discount balance was approximately $0.4 million. The 1999 Notes are due May 15, 1999 and bear interest at a rate of 8.5%, which is payable semiannually in arrears on May 15 and November 15. The Operating Partnership received net proceeds of $122.9 million in connection with the Debt Offering. In February 1996 the Company entered into an interest rate protection agreement that hedged the interest rate risk of the 1999 Notes by locking the effective four year Treasury Rate commencing May 15, 1999. There was no current cost to the Company for entering into this agreement.

     In December 1994, the Operating Partnership registered $500 million in debt securities pursuant to a debt shelf registration statement (the "Debt Shelf Registration") of which $100 million of unsecured floating rate notes (the "Floating Rate Notes") were issued by the Operating Partnership on December 22, 1994 (the "Public Debt Offering"). The Floating Rate Notes are due on December 22, 1997 and bear interest at three month LIBOR plus 0.75%, which is payable quarterly in arrears on the third Wednesday of each February, May, August and November of each year. The Operating Partnership received net proceeds of $98.6 million in connection with the Public Debt Offering. In connection with the Floating Rate Notes, the Operating Partnership has entered into interest rate protection agreements which fix the interest rate at an effective rate of 7.075% through the term of the Floating Rate Notes.

     In April 1995, the Operating Partnership issued $125 million of unsecured fixed rate notes (the "2002 Notes") in connection with the Debt Shelf Registration in a public debt offering (the "Second Public Debt Offering"). The 2002 Notes were issued at a discount, which is being amortized over the life of the 2002 Notes on a straight-line basis. As of December 31, 1996 the unamortized discount balance was approximately $0.8 million. The 2002 Notes are due on April 15, 2002 and bear interest at 7.95%, which is payable semi-annually on each October 15 and April 15. The Operating Partnership received net proceeds of $123.1 million in connection with the Second Public Debt Offering. Prior to the issuance of the 2002 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance. The Operating Partnership made a one time settlement payment of this protection transaction, which was approximately $0.8 million and is being amortized over the term of the 2002 Notes. As of December 31, 1996 the unamortized balance of this cost was approximately $0.6 million.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     In August 1996, the Operating Partnership issued $150 million of unsecured fixed rate notes (the "2026 Notes") in connection with the Debt Shelf Registration in a public debt offering (the "Third Public Debt Offering"). The 2026 Notes are due on August 15, 2026 and bear interest at 7.57%, which is payable semi-annually in arrears on February 15 and August 15, commencing February 15, 1997. The 2026 Notes are redeemable at any time after August 15, 2006 by the Operating Partnership pursuant to the terms thereof. The Operating Partnership received net proceeds of approximately $149 million in connection with this issuance. Prior to the issuance of the 2026 Notes, the Company entered into an interest rate protection agreement to effectively fix the interest rate cost of this issuance to 7.5%. The Operating Partnership received a one time settlement payment of this transaction, which was approximately $0.6 million, which amount is being amortized over the term of the 2026 Notes. As of December 31, 1996, the unamortized balance was approximately $0.6 million.

     On September 18, 1996, the Operating Partnership filed with the SEC a Form S-3 Registration Statement to register $500 million of debt securities (the "1996 Debt Shelf Registration"). The SEC declared this Registration effective on September 23, 1996.

     In regard to all of the interest rate protection agreements mentioned in the previous paragraphs, the Company believes that it has limited exposure to the extent of non-performance by the counterparties of each agreement since each counterparty is a major U.S. financial institution, and the Company does not anticipate their non-performance.

10.  EMPLOYEE TRANSACTIONS

     As of December 31, 1996, the outstanding principal balance on the employee notes issued in connection with Common Shares purchased was, in the aggregate, approximately $5.26 million. Douglas Crocker II, President and Chief Executive Officer of the Company and four other officers had purchased an aggregate of 194,000 Common Shares at prices which range from $26 to $31.625 per Common Share. These purchases were financed by loans made by the Company in the aggregate amount of approximately $5.4 million. The employee notes accrue interest, payable in arrears, at rates that range from 6.15% per annum to 7.93% per annum. Scheduled maturities are at various dates through March 2005. The employee notes are recourse to Mr. Crocker and the four other officers and are collateralized by pledges of the 194,000 Common Shares purchased.

     In addition, as of December 31, 1996, the outstanding principal balance on additional notes issued to Mr. Crocker was approximately $0.8 million. These notes accrue interest, payable in arrears, at one month LIBOR plus 2% per annum. Scheduled maturities are at various dates through March 2003. The notes are recourse to Mr. Crocker and are collateralized by pledges of options, share awards and Common Shares purchased.

     During 1996 the Board of Trustees approved a deferred compensation agreement (the "Agreement") for Mr. Crocker. This Agreement would provide Mr. Crocker with a salary benefit after his termination of employment with the Company.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

If Mr. Crocker's employment is terminated without cause, he would be entitled to annual deferred compensation for a 10-year period commencing on the termination date in an amount equal to his average annual base compensation (before bonus) for the prior five calendar years, multiplied by a percentage equal to 10% per year since December 31, 1995. In the event Mr. Crocker's employment is terminated as a result of his death, permanent disability or incapacity, he would be entitled to a similar amount except the annual percentage would be 15% and the maximum paid per year would not exceed 100% of his average base salary. Should Mr. Crocker be terminated for cause or should he choose to leave voluntarily without good reason, he would not be entitled to any deferred compensation.

     The Board of Trustees also approved a deferred compensation (share distributions) agreement ("Deferred Compensation Agreement") for Mr. Crocker. On January 18, 1996, Mr. Crocker was issued options to purchase 100,000 Common Shares, which vest over a 3-year period and are effective for 10 years. Pursuant to the terms of the Deferred Compensation Agreement, upon the exercise of any options, Mr. Crocker would be entitled to an amount equal to the amount of Common Share distributions that would have been paid on said shares being exercised had he owned said shares for the period from January 18, 1996 until the date of the exercise of the options in question. This agreement is not affected by Mr. Crocker's death or termination of employment with the Company.

11.  DEPOSITS-RESTRICTED

     Deposits-restricted, as of December 31, 1996, primarily included deposits in the amount of approximately $16.4 million held in third party escrow accounts which were made in connection with a January 1997 acquisition and the expected acquisition of an additional property. In addition, approximately $3.7 million was for tenant security and utility deposits for certain of the Company's Properties.

     Deposits-restricted as of December 31, 1995 primarily included deposits held in third party escrow accounts made in connection with certain of the Company's dispositions. Approximately $15 million was held in these accounts and were utilized for the purchase of additional properties. In addition, approximately $3.2 million was for tenant security and utility deposits for certain of the Company's Properties.

12.  GAIN ON EARLY EXTINGUISHMENT OF DEBT

     In June 1995, the Company paid approximately $12.6 million in full satisfaction of a $14.6 million mortgage note obligation related to one of its Properties. As a result, the Company recognized a gain of $2 million on the extinguishment of this indebtedness.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

13.  SUMMARIZED PRO FORMA CONDENSED STATEMENT OF OPERATIONS (Unaudited)

     The following Summarized Pro Forma Condensed Statement of Operations has been prepared as if the January 1996 Common Share Offering, the February 1996 Common Share Offering, the May 1996 Common Share Offerings, the Third Public Debt Offering, the Series C Preferred Share Offering, the September 1996 Common Share Offering, the December 1996 Common Share Offerings, the acquisition of 49 Properties, the assumption of $142.2 million of mortgage indebtedness, the repayment of $57 million of mortgage indebtedness and the disposition of five Properties (as described in Note 5, Note 7 and Note 9 of Notes to Consolidated Financial Statements) had occurred on January 1, 1996. This would result in 51,154,836 Common Shares outstanding. In management's opinion, the Summarized Pro Forma Condensed Statement of Operations does not purport to present what actual results would have been had the above transactions occurred on January 1, 1996, or to project results for any future period. The amounts presented in the following statement are in thousands except for share amounts:

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

                                                                     Summarized Pro Forma
                                                                     Condensed Statement
                                                                        of Operations
                                                                     For the Year Ended
                                                                     December 31, 1996
                                                                   (Amounts in thousands
                                                                  except per share amounts)
                                                                  -------------------------
Total Revenues                                                             $541,118
                                                                           --------

Total Expenses                                                              424,541
                                                                           --------

Pro Forma income before allocation to Minority Interests                    116,577
                                                                           --------

Pro Forma net income                                                        105,876
Preferred distributions                                                      36,244
                                                                           --------

Pro Forma net income available for Common Shares                           $ 69,632
                                                                           ========

Pro Forma net income per Common Share                                      $   1.36
                                                                           ========

14. SHARE OPTION PLAN

     The Company adopted, effective May 21, 1993, its 1993 Share Option Plan (the "1993 Share Option Plan"). Pursuant to the 1993 Share Option Plan, certain officers, trustees, key employees and consultants of the Company were offered the opportunity to acquire Common Shares through the grant of share options ("Options"), including non-qualified share options ("NQSOs") and, for key employees, incentive share options ("ISOs"). The Compensation Committee determines the vesting schedule, if any, of each Option and the term, which term shall not exceed ten years from the date of grant. As to the Options that have been granted through December 31, 1996, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted. In addition, the 1993 Share Option Plan provided for the granting of share appreciation rights ("SARs"). Options and SARs are sometimes referred to herein as "Awards". The Common Shares subject to Awards under the 1993 Share Option Plan were limited to 1,000,000.

     On February 28, 1995, the Board of Trustees approved the Amended and Restated 1993 Share Option and Share Award Plan (the "Option and Award Plan") and on May 10, 1995, the shareholders approved the Option and Award Plan. Pursuant to the Option and Award Plan, officers, directors, key employees and consultants of the Company may be offered the opportunity to acquire Common Shares through the grant of NQSOs, ISOs and SARs or may be granted restricted or non-restricted shares. Additionally, under the Option and Award Plan, certain officers of the Company may be awarded Common Shares, subject to conditions and restrictions as described in the Option and Award Plan. Options and Awards for up to 1,600,000 Common Shares may be issued under the Option and Award Plan (including those Options granted under the 1993 Option Plan).

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

     The Second Amended and Restated Share Option and Share Award Plan ("Second Amended Option and Award Plan") was approved by the Board of Trustees on February 26, 1996 and approved by the shareholders on May 10, 1996. The Second Amended Option and Award Plan increased the number of Options and Awards which can be issued by the Company to 3,600,000 Common Shares.

     The number of Common Shares to which the SARs relate shall not exceed 3,600,000 less the number of Common Shares relating to outstanding Options. The exercise price for all Options under the Option and Award Plan shall not be less than the fair market value of the underlying Common Shares at the time the Option is granted. The Option and Award Plan will terminate at such time as no further Common Shares are available for issuance upon the exercise of Options and all outstanding Options have expired or been exercised. The Board of Trustees may at any time amend or terminate the Option and Award Plan, but termination will not affect Awards previously granted. Any Options which had vested prior to such a termination would remain exercisable by the holder thereof.

     The Option and Award Plan is administered by the Compensation Committee which is appointed by the Board of Trustees. The Compensation Committee determines those officers, key employees and consultants to whom, and the time or times at which, grants of Awards will be made. The Compensation Committee interprets the Option and Award Plan, adopts rules relating thereto and determines the terms and provisions of Awards.

     The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) in the computation of compensation expense. Under APB No. 25's intrinsic value method, compensation expense is determined by computing the excess of the market price of the shares over the exercise price on the measurement date. For the Company's share options, the intrinsic value on the measurement date (or grant date) is zero, and no compensation expense is recognized. Financial Accounting Standards Board No. 123 (FASB No. 123) requires the Company to disclose pro forma net income and income per share as if a fair value based accounting method had been used in the computation of compensation expense. The fair value of the options computed under FASB No. 123 would be recognized over the vesting period of the options. The fair value for the Company's options granted subsequent to December 31, 1994 was estimated at the time the options were granted using the Black Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 6.51% and 6.35%; dividend yields of 7.64% and 6.98%; volatility factors of the expected market price of the Company's Common Shares of 0.226 and 0.226; and a weighted-average expected life of the option of seven years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's Options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its Options.

     For purposes of pro forma disclosures, the estimated fair value of the Options is amortized to expense over the Options' vesting period. The following is the pro forma information for the years ended December 31, 1996 and 1995:

                                              1996      1995
                                              ----      ----
     Pro forma net income available to
       Common Shares                         $70,905   $57,171
     Pro forma income per weighted
       average Common Share outstanding      $  1.66   $  1.66

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     The table below summarizes the Option activity of the Option and Award Plan for the three years ended December 31, 1996:

                                                                Weighted Average
                                           Shares Subject to    Exercise Price
                                            Option or Awards      Per Share
                                           ------------------   --------------
Balance at January 1, 1994                      688,000             $  26.00
       Options granted                          279,200             $30.4705
       Options cancelled                         (8,503)            $27.9581
       Options exercised                         (9,664)            $30.2650
                                             ----------             --------
Balance at December 31, 1994                    949,033             $27.3086
       Options granted                          602,900             $26.4058
       Options cancelled                        (91,319)            $27.5005
       Options exercised                       (100,966)            $29.5585
                                             ----------             --------
Balance at December 31, 1995                  1,359,648             $26.9677
       Options granted                        1,215,429             $29.9682
       Options cancelled                        (70,229)            $28.9124
       Options exercised                       (172,719)            $28.6491
                                             ----------             --------
Balance at December 31, 1996                  2,332,129             $28.7510
                                             ==========             ========

     As of December 31, 1996, 1995 and 1994, 898,075 shares, 743,368 shares and
551,172 shares were exercisable, respectively. Exercise prices for Options outstanding as of December 31, 1996 ranged from $26 to $35.375. Expiration dates ranged from August 11, 2003 to September 17, 2006. The remaining weighted-average contractual life of those Options was 8.25 years. The weighted-average grant-date fair value of Options granted during 1996 was 3.81.

15.  EMPLOYEE SHARE PURCHASE PLAN

     The Company adopted, effective July 1, 1996, its Employee Share Purchase Plan. Pursuant to the Employee Share Purchase Plan, certain eligible officers, trustees and employees of the Company may annually acquire up to $100,000 of Common Shares of the Company. The aggregate number of Common Shares available under the Employee Share Purchase Plan shall not exceed 1,000,000, subject to adjustment by the Board of Trustees. The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter. During 1996, the Company issued 39,458 Common Shares at a net price of $30.44 per share.

16.  COMMITMENTS AND CONTINGENCIES

     The Company, as an owner of real estate, is subject to various environmental laws of Federal and local governments. Compliance by the Company with existing laws has not had a material adverse effect on the Company's financial condition and results of operations. However, the Company cannot predict the impact of new or changed laws or regulations on its current Properties or on properties that it may acquire in the future.

     On March 20, 1996, a legal proceeding (Nick J. Miletich, Administrator of the Estates of Dorothy Miletich and Madelyne Miletich, deceased, v. Equity Residential Properties Trust, Equity Residential Properties Management Corporation, Curt Vajgrt, Raymond Countryman and Darla Countryman) (Iowa District Court, Polk County, Iowa, Law Case No. CL 68908) was filed against the Company. This legal proceeding arises out of the Company's ownership and management of

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

the apartment building known as 3000 Grand Ave. in Des Moines, Iowa and alleges that Raymond and Darla Countryman murdered Dorothy Miletich and Madelyne Miletich, who were residents of the apartment complex, on June 15, 1995. Raymond Countryman is a former employee of the Company. The plaintiff alleges, inter
                                                                        -----
alia, that had the Company learned of the background of Mr. Countryman prior to
----
his employment, the Company would not have hired him and the deaths of the Miletichs would have been avoided. While the Company is vigorously contesting these claims, there is no assurance that the Company will not be held liable for said deaths and there is no assurance that its insurance coverage will cover all damages that may be awarded against it. At this time, an estimate of the possible loss or range of loss that the Company may incur cannot be determined.

     The Company does not believe there is any other litigation, except as mentioned in the previous paragraph, threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

     The Company has lease agreements with an affiliated party covering office space occupied by regional operations centers located in Tampa, Florida ("Southeast ROC") and Chicago, Illinois ("Midwest ROC"). The Southeast ROC agreement expires on October 31, 2001 and the Midwest ROC agreement expires on September 30, 2000.

     The Company also has four additional lease agreements with unaffiliated parties covering space occupied by regional operations centers located in Dallas, Texas (the "Southwest ROC"); Bethesda, Maryland (the "Atlantic ROC"); Denver, Colorado (the "Western ROC") and Seattle, Washington (the "Pacific Northwest ROC"). The lease agreement for the Southwest ROC expires on March 31, 1999, the lease agreement for the Atlantic ROC expires on November 30, 1998, the lease agreement for the Western ROC expires on November 30, 1999 and the lease agreement for the Pacific Northwest ROC expires on November 30, 2000.

     The Company also has a lease agreement with an affiliated party covering office space occupied by the corporate headquarters located in Chicago, Illinois. This agreement, as amended, expires on July 31, 2001. In addition, commencing September 1, 1996, the Company increased the office space occupied by its corporate personnel. The lease agreement covering the additional space expires on April 29, 1998.

     During the years ended December 31, 1996, 1995 and 1994, total rentals, including a portion of real estate taxes, insurance, repairs and utilities, aggregated $1,020,311, $1,049,731 and $403,346, respectively.

     The minimum basic aggregate rental commitment under the above described leases in years succeeding December 31, 1996 is as follows:


                        Year                Amount
                        ----                ------
                         1997                $1,144,500
                         1998                 1,046,800
                         1999                   821,700

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

                        2000               684,600
                        2001               390,600
                                        ----------
                        Total           $4,088,200
                                        ==========

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


17.  TRANSACTIONS WITH RELATED PARTIES

     Certain related entities provided services to the Company. These included, but were not limited to, Rosenberg & Liebentritt, P.C., which provided legal services; Greenberg & Pociask, Ltd., which provided tax and accounting services; First Capital Financial Corporation, which provided accounting services; and Computech Systems, Inc., which provided computer services. Fees paid to these related entities in the aggregate amounted to approximately $0.7 million, $2.5 million and $3 million for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, The Riverside Agency, Inc., which provided insurance brokerage services, was paid fees and reimbursed premiums and loss claims in the amount of $4.1 million, $2.6 million and $2.3 million for the years ended December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996 and 1995, $315,700 and $366,300, respectively, was owed to Rosenberg & Liebentritt, P.C. for legal fees incurred in connection with securities offerings, litigation matters, property acquisitions and other general corporate matters.

     Equity Group Investments, Inc. and certain of its subsidiaries, including Equity Assets Management, Inc., Eagle Flight Services, Equity Properties & Development, L.P. and EPMC ("EGI"), have provided certain services to the Company which include, but are not limited to, financial and accounting services, investor relations, corporate secretarial, computer and support services, real estate tax evaluation services, market consulting and research services, financing services, information systems services and property development services. Fees paid to EGI for these services amounted to $1.3 million, $3.4 million and $1.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. Amounts due to EGI were approximately $0.3 million and $1.1 million as of December 31, 1996 and 1995, respectively.

     In connection with the affiliated lease agreements discussed in Note 16, the Company paid Equity Office Holdings, L.L.C. ("EOH") $118,919, $104,421 and $118,518 in connection with the Midwest ROC, $137,638, $9,783 and $85,466 in connection with the Southeast ROC and $409,392, $632,725 and $19,070 in connection with the space occupied by the corporate headquarters for the years ended December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996, approximately $46,435 was owed to EOH and as of December 31, 1995, no amounts were owed to EOH.

     In connection with the Private Equity Offering and the Shelf Offering, the Company paid Equity Institutional Investors, Inc. ("EII") consulting fees in the amount of $200,000 and $680,000 for the years ended December 31, 1995 and 1994, respectively. As of December 31, 1996 and 1995, no amounts were owed to EII for consulting services.

     Artery Property Management, Inc. ("Artery") provided the Company consulting services with regard to property acquisitions and additional business opportunities. Fees paid for those services and reimbursed expenses amounted to approximately $0.2 million and $0.7 million for the years ended December 31, 1996 and 1995.

     Rudnick & Wolfe, a law firm in which Mr. Errol Halperin, a trustee of the Company, is a partner, provided legal services to the Company. Fees paid to this firm amounted to approximately

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


$4,300, $41,300 and $10,000 for the years ended December 31, 1996, 1995 and
1994.

     Genesis Merchant Group Securities ("Genesis") provided the Company brokerage services and was paid $18,970 during the year ended December 31, 1994. SZRL Investments, an Illinois general partnership of which one of its partners is a trust created for the benefit of Mr. Zell, is a limited partner of Genesis Merchant Group, the sole general partner of Genesis.

     In addition, the Company has provided acquisitions, asset and property management services to certain related entities for properties not owned by the Company. Fees received for providing such services were approximately $6.7 million, $7 million and $4.7 million for the years ended December 31, 1996, 1995 and 1994, respectively.

18.  QUARTERLY FINANCIAL DATA (Unaudited):

    The following unaudited quarterly data has been prepared on the basis of a December 31 year end: (Amounts in thousands, except for per share amounts)

                               FIRST      SECOND    THIRD     FOURTH
                              QUARTER    QUARTER   QUARTER    QUARTER
  1995                          3/31      6/30      9/30      12/31
--------                      --------  --------  --------   --------
Total revenues                $91,882   $93,294   $99,594    $105,614
                              =======   =======   =======    ========

Income before
 allocation to Minority
 Interests                    $13,220   $15,544   $17,570    $ 37,021
                              =======   =======   =======    ========

Net income                    $10,345   $12,482   $14,504    $ 30,388
                              =======   =======   =======    ========

Net income available
 to Common Shares             $10,345   $11,287   $10,918    $ 25,060
                              =======   =======   =======    ========

Weighted average
 Common Shares
 outstanding                   34,097    34,328    34,401      34,599
                              =======   =======   =======    ========

Net income per Weighted
Average Common
Share outstanding             $  0.30   $  0.33   $  0.32    $   0.72
                              =======   =======   =======    ========

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


                               FIRST     SECOND      THIRD     FOURTH
                              QUARTER    QUARTER    QUARTER    QUARTER
  1996                         3/31       6/30       9/30       12/31
--------                      --------   --------   --------    --------
Total revenues                $106,321   $113,267   $124,459    $134,338
                              ========   ========   ========    ========

Income before allocation
 to Minority Interests        $ 21,295   $ 23,310   $ 22,111    $ 49,207
                              ========   ========   ========    ========

Net income                    $ 18,394   $ 20,288   $ 19,608    $ 43,334
                              ========   ========   ========    ========

Net income available
 for Common Shares            $ 11,957   $ 13,851   $ 12,529    $ 34,272
                              ========   ========   ========    ========

Weighted average
 Common Shares
 outstanding                    37,877     41,114     43,781      47,505
                              ========   ========   ========    ========

Net income per Weighted
Average Common
 Shares outstanding           $   0.32   $   0.34   $   0.29    $   0.72
                              ========   ========   ========    ========

19.  SUBSEQUENT EVENTS

     On January 2, 1997, the Company acquired Town Center Apartments, a 258-unit multifamily property located in Kingwood, Texas, from an unaffiliated third party for a purchase price of $12.8 million.

     On January 16, 1997 the Company entered into an Agreement and Plan of Merger regarding the planned acquisition of the multifamily property business of Wellsford Residential Property Trust ("Wellsford"), a Maryland real estate investment trust, by the Company through the tax free merger of the Company and Wellsford. This transaction is valued at approximately $1 billion and includes 75 multifamily residential properties containing 19,004 units.

     On January 21, 1997, the Company acquired Harborview Apartments, a 160-unit multifamily property located in San Pedro, California, from an unaffiliated third party for a purchase price of $19 million, which included the assumption of mortgage indebtedness of approximately $12.69 million.

     On January 31, 1997, the Company acquired The Cardinal Apartments, a 256-unit multifamily property located in Greensboro, North Carolina, from an unaffiliated third party for a purchase price of $12.77 million, including the assumption of mortgage indebtedness in the amount of approximately $7.53 million.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     On February 12, 1997, the Company acquired Trails at Dominion, a 843-unit multifamily property located in Houston, Texas from an unaffiliated third party for a purchase price of $38.3 million, which included the assumption of mortgage indebtedness of approximately $26.19 million.

     On February 25, 1997, the Company declared a $0.625 distribution per Common Share, $0.585938 per Series A Preferred Share, $0.570313 per Series B Depositary Share and $0.570313 per Series C Depositary Share for the quarter ended March 31, 1997 to shareholders of record on March 28, 1997.

     On February 25, 1997, the Company acquired Dartmouth Woods Apartments, a 201-unit multifamily property located in Lakewood, Colorado, from an unaffiliated third party for a purchase price of $12.4 million, including the assumption of mortgage indebtedness in the amount of approximately $4.44 million.

     On February 28, 1997, the Company acquired Rincon Apartments, a 288-unit multifamily property located in Houston, Texas, from an unaffiliated third party for a purchase price of $20.87 million.

     On February 28, 1997, the Company acquired Waterford at the Lakes Apartments, a 344-unit multifamily property located in Kent, Washington, from an unaffiliated third party for a purchase price of $18.9 million.

     On March 17, 1997, the Company acquired Junipers at Yarmouth Apartments, a 225-unit multifamily property located in Yarmouth, Maine, from an unaffiliated third party for a purchase price of $9.15 million.

     As of March 20, 1997, the Company completed offerings of 938,800 publicly registered Common Shares, which were sold at a net price of $46 per share. The Company received net proceeds of approximately $43.2 million in connection therewith.

                 REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE


To the Board of Trustees
Equity Residential Properties Trust


In connection with our audit of the consolidated financial statements of Equity Residential Properties Trust referred to in our report dated February 14, 1996, which financial statements are included in this Form 10-K, we have also audited the 1995 and 1994 information in the financial statement schedule listed in the Index to the Financial Statements and Schedule. In our opinion, this financial statement schedule presents fairly, in all material respects, the 1995 and 1994 information required to be set forth therein.



                                                          /s/ Grant Thornton LLP
                                                          ----------------------
                                                              GRANT THORNTON LLP



Chicago, Illinois
February 14, 1996

                                 SCHEDULE III
                     EQUITY RESIDENTIAL PROPERTIES TRUST
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996


                                                                                                              COST CAPITALIZED
                                                                                                                SUBSEQUENT TO
                                                                             INITIAL COST TO                     ACQUISITION
              DESCRIPTION                                                        COMPANY                    (IMPROVEMENTS, NET) (1)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          BUILDING &                     BUILDING &
APARTMENT NAME              LOCATION               ENCUMBRANCES            LAND           FIXTURES           LAND        FIXTURES
------------------------------------------------------------------------------------------------------------------------------------
2900 on First...............Seattle, WA                       0            1,176,400      10,588,096          1,200         95,180
3000 Grand..................Des Moines, IA                    0              858,305       7,827,336              0      1,191,980
7979 Westheimer.............Houston, TX                       0            1,388,400      12,495,280          1,400        733,108
Altamonte...................San Antonio, TX          14,600,000            1,663,100      14,968,079          1,970        540,718
Amberton....................Manassas, VA              6,595,519              888,800       8,352,507         11,800        745,330
Arbors of Hickory Hollow....Nashville, TN                    (D)             202,285       6,594,754            700      1,071,223
Arbors of Brentwood.........Nashville, TN                    (D)             404,570      13,189,508            100        749,501
Arbors of Las Colinas.......Irving, TX                        0            1,662,300      14,960,709          1,600      1,012,376
Bainbridge..................Durham, NC                        0            1,042,900       9,385,579         33,400        837,173
Bay Club....................Phoenix, AZ                      (E)             828,100       5,821,759            100      1,077,580
Bourbon Square..............Palatine, IL             28,150,000            3,982,600      35,843,025          2,700      2,024,772
Brentwood...................Vancouver, WA                     0            1,318,200      11,863,517         39,021        824,156
Breton Mill.................Houston, TX                      (F)             212,720       8,154,404            100        613,371
Bridgecreek.................Wilsonville, OR                   0            1,294,600      11,651,108          5,290        536,972
Bridgeport..................Raleigh, NC                       0            1,296,200      11,665,351            500        208,931
Brierwood...................Jacksonville, FL                  0              546,100       4,914,681          4,300         62,886
Brittany Square.............Tulsa, OK                         0              625,000       4,220,662              0        352,527
Brixworth...................Nashville, TN                     0            1,172,100      10,549,371          1,600         42,780
Camellero...................Scottsdale, AZ           11,949,595            1,923,600      17,312,869          1,300        274,238
Canterbury..................Germantown, MD           19,032,948            2,781,300      26,656,574              0      2,044,601
Canterchase.................Nashville, TN             5,824,040              862,200       7,759,711          1,100         32,267
Canyon Creek................Tucson, AZ                       (E)             834,313       5,840,188            100        358,628
Canyon Sands................Phoenix, AZ               8,849,680            1,475,900      13,282,737         14,550        131,988
Carmel Terrace..............San Diego, CA                     0            2,288,300      20,632,540              0         99,768
Casa Capricorn..............San Diego, CA                     0            1,260,100      11,341,085          2,400         27,534
Casa Cordoba................Tallahassee, FL                   0              307,055       2,732,177              0        787,356
Casa Cortez.................Tallahassee, FL                   0              120,590       1,196,857              0        467,869
Catalina Shores.............Las Vegas, NV                     0            1,222,200      10,999,974          4,800        413,277
Cedar Crest.................Overland Park, KS                 0            2,159,800      19,438,107            500         15,521
Celebration at Westchase....Houston, TX                      (E)           2,204,590       6,312,399            100        708,272
Champion Oaks...............Houston, TX               7,298,817              931,900       8,519,479              0        146,787
Chandler Court..............Chandler, AZ                      0            1,352,600      12,172,974            500        107,033
Chandler's Bay I............Kent, WA                          0            1,503,400      13,530,223          3,500        497,871
Chaparral...................Largo, FL                 6,891,428              303,100       6,169,465              0      2,608,105
Charter Club................Everett, WA                       0              998,700       8,988,560          2,400        224,471
Cheyenne Crest..............Colorado Springs, CO             (E)              73,950       3,936,559            100        643,159
Cloisters on the Green......Lexington, KY             2,827,810              187,074       2,193,726              0      1,370,338
Country Club I..............Silver Spring, MD         7,077,694            1,119,500      10,815,232          1,457        465,095
Country Club II.............Silver Spring, MD         5,966,153              850,000       8,255,502          2,294         23,886

                                                            GROSS AMOUNT CARRIED
                                                               AT CLOSE OF
              DESCRIPTION                                     PERIOD 12/31/96
------------------------------------------------------------------------------------------------------------------------------------
                                                                       BUILDING &                        ACCUMULATED
APARTMENT NAME              LOCATION                      LAND        FIXTURES (A)         TOTAL(B)      DEPRECIATION
------------------------------------------------------------------------------------------------------------------------------------
2900 on First...............Seattle, WA                1,177,600       10,683,276         11,860,876         266,733
3000 Grand..................Des Moines, IA               858,305        9,019,316          9,877,621       4,136,718
7979 Westheimer.............Houston, TX                1,389,800       13,228,388         14,618,188         481,175
Altamonte...................San Antonio, TX            1,665,070       15,508,797         17,173,867       1,259,430
Amberton....................Manassas, VA                 900,600        9,097,837          9,998,437         679,673
Arbors of Hickory Hollow....Nashville, TN                202,985        7,665,977          7,868,962         960,405
Arbors of Brentwood.........Nashville, TN                404,670       13,939,009         14,343,679       1,657,104
Arbors of Las Colinas.......Irving, TX                 1,663,900       15,973,085         17,636,985       1,740,888
Bainbridge..................Durham, NC                 1,076,300       10,222,752         11,299,052       1,010,232
Bay Club....................Phoenix, AZ                  828,200        6,899,339          7,727,539         906,957
Bourbon Square..............Palatine, IL               3,985,300       37,867,797         41,853,097       3,931,913
Brentwood...................Vancouver, WA              1,357,221       12,687,673         14,044,894         673,352
Breton Mill.................Houston, TX                  212,820        8,767,775          8,980,595       1,003,745
Bridgecreek.................Wilsonville, OR            1,299,890       12,188,080         13,487,970       1,161,921
Bridgeport..................Raleigh, NC                1,296,700       11,874,282         13,170,982       1,331,562
Brierwood...................Jacksonville, FL             550,400        4,977,567          5,527,967          66,571
Brittany Square.............Tulsa, OK                    625,000        4,573,189          5,198,189       2,041,207
Brixworth...................Nashville, TN              1,173,700       10,592,150         11,765,850         133,056
Camellero...................Scottsdale, AZ             1,924,900       17,587,107         19,512,007         920,338
Canterbury..................Germantown, MD             2,781,300       28,701,175         31,482,475       2,155,479
Canterchase.................Nashville, TN                863,300        7,791,978          8,655,278          84,269
Canyon Creek................Tucson, AZ                   834,413        6,198,816          7,033,229         790,012
Canyon Sands................Phoenix, AZ                1,490,450       13,414,725         14,905,175         283,324
Carmel Terrace..............San Diego, CA              2,288,300       20,732,308         23,020,608       1,575,010
Casa Capricorn..............San Diego, CA              1,262,500       11,368,619         12,631,119         107,033
Casa Cordoba................Tallahassee, FL              307,055        3,519,533          3,826,588       2,322,089
Casa Cortez.................Tallahassee, FL              120,590        1,664,726          1,785,316       1,039,578
Catalina Shores.............Las Vegas, NV              1,227,000       11,413,251         12,640,251         994,406
Cedar Crest.................Overland Park, KS          2,160,300       19,453,627         21,613,927         121,265
Celebration at Westchase....Houston, TX                2,204,690        7,020,671          9,225,361       1,056,903
Champion Oaks...............Houston, TX                  931,900        8,666,266          9,598,166         712,007
Chandler Court..............Chandler, AZ               1,353,100       12,280,007         13,633,107         237,596
Chandler's Bay I............Kent, WA                   1,506,900       14,028,094         15,534,994       1,106,336
Chaparral...................Largo, FL                    303,100        8,777,570          9,080,670       5,077,932
Charter Club................Everett, WA                1,001,100        9,213,031         10,214,131         970,112
Cheyenne Crest..............Colorado Springs, CO          74,050        4,579,718          4,653,768         663,938
Cloisters on the Green......Lexington, KY                187,074        3,564,064          3,751,138       2,349,167
Country Club I..............Silver Spring, MD          1,120,957       11,280,327         12,401,284         804,078
Country Club II.............Silver Spring, MD            852,294        8,279,388          9,131,682         555,368

                                                                             LIFE USED TO
              DESCRIPTION                                                      COMPUTE
-------------------------------------------------------------------------   DEPRECIATION IN
                                                          DATE OF           LATEST INCOME
APARTMENT NAME              LOCATION                    CONSTRUCTION          STATEMENT (C)
-------------------------------------------------------------------------------------------------
2900 on First...............Seattle, WA                    1989-91             30 Years
3000 Grand..................Des Moines, IA                    1970             30 Years
7979 Westheimer.............Houston, TX                       1973             30 Years
Altamonte...................San Antonio, TX                   1985             30 Years
Amberton....................Manassas, VA                      1986             30 Years
Arbors of Hickory Hollow....Nashville, TN                     1986             30 Years
Arbors of Brentwood.........Nashville, TN                     1986             30 Years
Arbors of Las Colinas.......Irving, TX                     1984/85             30 Years
Bainbridge..................Durham, NC                        1984             30 Years
Bay Club....................Phoenix, AZ                       1976             30 Years
Bourbon Square..............Palatine, IL                   1984-87             30 Years
Brentwood...................Vancouver, WA                     1990             30 Years
Breton Mill.................Houston, TX                       1986             30 Years
Bridgecreek.................Wilsonville, OR                   1987             30 Years
Bridgeport..................Raleigh, NC                       1990             30 Years
Brierwood...................Jacksonville, FL                  1974             30 Years
Brittany Square.............Tulsa, OK                         1982             30 Years
Brixworth...................Nashville, TN                     1985             30 Years
Camellero...................Scottsdale, AZ                    1979             30 Years
Canterbury..................Germantown, MD                    1986             30 Years
Canterchase.................Nashville, TN                     1985             30 Years
Canyon Creek................Tucson, AZ                        1986             30 Years
Canyon Sands................Phoenix, AZ                       1983             30 Years
Carmel Terrace..............San Diego, CA                  1988-89             30 Years
Casa Capricorn..............San Diego, CA                     1981             30 Years
Casa Cordoba................Tallahassee, FL              1972/1973             30 Years
Casa Cortez.................Tallahassee, FL                   1970             30 Years
Catalina Shores.............Las Vegas, NV                     1989             30 Years
Cedar Crest.................Overland Park, KS                 1986             30 Years
Celebration at Westchase....Houston, TX                       1979             30 Years
Champion Oaks...............Houston, TX                       1984             30 Years
Chandler Court..............Chandler, AZ                      1987             30 Years
Chandler's Bay I............Kent, WA                          1989             30 Years
Chaparral...................Largo, FL                         1976             30 Years
Charter Club................Everett, WA                       1991             30 Years
Cheyenne Crest..............Colorado Springs, CO              1984             30 Years
Cloisters on the Green......Lexington, KY                     1974             30 Years
Country Club I..............Silver Spring, MD                 1980             30 Years
Country Club II.............Silver Spring, MD                 1982             30 Years

                                 SCHEDULE III
                     EQUITY RESIDENTIAL PROPERTIES TRUST
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996


                                                                                                             COST CAPITALIZED
                                                                                                               SUBSEQUENT TO
                                                                               INITIAL COST TO                  ACQUISITION
              DESCRIPTION                                                           COMPANY                (IMPROVEMENTS, NET) (I)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          BUILDING &                     BUILDING &
APARTMENT NAME              LOCATION               ENCUMBRANCES            LAND           FIXTURES           LAND        FIXTURES
------------------------------------------------------------------------------------------------------------------------------------
Country Ridge...............Farmington Hills, MI              0            1,605,800       14,452,066        14,750         315,877
Creekside...................Mountlake Terrace, WA    15,883,770            2,802,900       25,226,096         4,400         509,926
Creekside Oaks..............Walnut Creek, CA         11,566,208            2,167,300       19,505,628           700           6,495
Crystal Creek...............Phoenix, AZ                       0              952,900        8,576,084           600         162,583
Cypress Point...............Las Vegas, NV             5,560,452              953,800        8,583,719         5,890         461,972
Dawntree....................Carrollton, TX                    0            1,204,600       10,841,783           900         501,107
Deerwood....................San Diego, CA                     0            2,075,700       18,680,801         6,395       2,734,498
Deerwood Meadows............Greensboro, NC                   (E)             986,643        6,906,503           100         582,195
Del Coronado................Mesa, AZ                         (O)           1,963,200       17,669,207         1,200         158,272
Desert Park.................Las Vegas, NV                     0            1,085,400        9,401,015             0         501,594
Desert Sands................Phoenix, AZ               8,844,182            1,464,200       13,177,336        14,550         237,114
Diplomat South..............Beech Grove, IN           2,634,919              472,414        2,267,310             0       2,138,355
Doral.......................Louisville, KY            4,110,646               96,607        1,526,628             0       2,550,299
Eagle Canyon................Chino Hills, CA                   0            1,806,800       16,261,336         1,400          25,406
Eagle Rim...................Redmond, WA                       0              976,200        8,785,605         1,600         292,191
East Pointe.................Charlotte, NC             9,740,000            1,364,100       12,276,563         1,800         760,279
Edgewood....................Woodinville, WA           6,177,002            1,068,200        9,613,388         1,900         314,708
Emerald Place...............Bermuda Dunes, CA                 0              954,400        8,589,110         2,100         442,566
Essex Place.................Overland Park, KS        11,161,045            1,831,900       16,486,600         3,500       1,251,417
Flying Sun..................Phoenix, AZ                      (E)              87,120        2,035,537           100         137,450
Forest Ridge................Arlington, TX                     0            2,339,300       21,053,447        21,600         255,713
Fountain Creek..............Phoenix, AZ                       0              686,000        6,173,818           500         107,826
Fountainhead Combined.......San Antonio, TX          23,275,000            3,617,449       13,446,560             0       1,197,985
Fountains at Flamingo.......Las Vegas, NV                     0            3,180,900       28,628,533         2,200         405,159
Four Lakes..................Lisle, IL                10,344,569            2,465,000       13,178,449             0       5,443,148
Four Lakes Lisle............Lisle, IL                39,680,000              600,000       16,530,115             0       3,012,666
Fox Run.....................Little Rock, AR           5,481,038              422,014        4,053,552             0       4,563,021
Fox Run.....................Federal Way, WA                   0              638,500        5,746,956         1,200         313,307
Frey........................Atlanta, GA              19,700,000            2,464,900       22,183,783         2,300         652,772
Gatehouse on the Green......Pambroke Pines, FL                0            2,216,800       19,951,085         9,900          90,552
Gatehouse at Pine Lake......Plantation, FL                    0            1,886,200       16,975,382         9,900          90,508
Georgian Woods II...........Wheaton, MD              10,618,991            2,049,000       19,287,578         4,400       1,556,763
Glenridge...................Colorado Springs, CO             (F)             884,688        4,466,900           100         372,410
Governor's Place............Augusta, GA                       0              347,355        2,518,146             0         765,732
Greengate...................Marietta, GA                      0              132,979        1,476,005             0       1,119,555
Greenwich Woods.............Silver Spring, MD        17,940,321            3,095,700       29,073,395         5,300       1,340,526
Greenwood Forest............Little Rock, AR           3,562,675              559,038        1,736,549             0       2,664,879
Habitat.....................Orlando, FL                       0              600,000          494,032             0       5,636,708
Hammock's Place.............Miami, FL                        (F)             319,080       12,216,608           100         608,118


                                                            GROSS AMOUNT CARRIED
                                                               AT CLOSE OF
              DESCRIPTION                                     PERIOD 12/31/96
------------------------------------------------------------------------------------------------------------------------------------
                                                                         BUILDING &                        ACCUMULATED
APARTMENT NAME              LOCATION                    LAND             FIXTURES (A)    TOTAL(B)          DEPRECIATION
------------------------------------------------------------------------------------------------------------------------------------
Country Ridge...............Farmington Hills, MI       1,620,550       14,767,943         16,388,493         300,193
Creekside...................Mountlake Terrace, WA      2,807,300       25,736,022         28,543,322       1,983,579
Creekside Oaks..............Walnut Creek, CA           2,168,000       19,512,122         21,680,122          30,810
Crystal Creek...............Phoenix, AZ                  953,500        8,738,667          9,692,167         484,560
Cypress Point...............Las Vegas, NV                959,690        9,045,691         10,005,381         771,850
Dawntree....................Carrollton, TX             1,205,500       11,342,890         12,548,390         912,733
Deerwood....................San Diego, CA              2,082,095       21,415,299         23,497,394       1,936,782
Deerwood Meadows............Greensboro, NC               986,743        7,488,698          8,475,441         960,160
Del Coronado................Mesa, AZ                   1,964,400       17,827,479         19,791,879         945,455
Desert Park.................Las Vegas, NV              1,085,400        9,902,609         10,988,009         361,874
Desert Sands................Phoenix, AZ                1,478,750       13,414,450         14,893,200         283,007
Diplomat South..............Beech Grove, IN              472,414        4,405,665          4,878,079       2,482,055
Doral.......................Louisville, KY                96,607        4,076,927          4,173,534       1,684,821
Eagle Canyon................Chino Hills, CA            1,808,200       16,286,742         18,094,942         165,212
Eagle Rim...................Redmond, WA                  977,800        9,077,796         10,055,596         708,488
East Pointe.................Charlotte, NC              1,365,900       13,036,842         14,402,742       1,403,023
Edgewood....................Woodinville, WA            1,070,100        9,928,096         10,998,196         791,151
Emerald Place...............Bermuda Dunes, CA            956,500        9,031,676          9,988,176         979,033
Essex Place.................Overland Park, KS          1,835,400       17,738,017         19,573,417       1,697,366
Flying Sun..................Phoenix, AZ                   87,220        2,172,987          2,260,207         331,352
Forest Ridge................Arlington, TX              2,360,900       21,309,160         23,670,060         473,229
Fountain Creek..............Phoenix, AZ                  686,500        6,281,644          6,968,144         345,109
Fountainhead Combined.......San Antonio, TX            3,617,449       14,644,545         18,261,994       4,992,983
Fountains at Flamingo.......Las Vegas, NV              3,183,100       29,033,692         32,216,792       2,214,423
Four Lakes..................Lisle, IL                  2,465,000       18,621,597         21,086,597       7,916,639
Four Lakes Lisle............Lisle, IL                    600,000       19,542,781         20,142,781       5,648,085
Fox Run.....................Little Rock, AR              422,014        8,616,573          9,038,587       4,506,821
Fox Run.....................Federal Way, WA              639,700        6,060,263          6,699,963         500,256
Frey........................Atlanta, GA                2,467,200       22,836,555         25,303,755       1,909,476
Gatehouse on the Green......Pambroke Pines, FL         2,226,700       20,041,637         22,268,337          25,538
Gatehouse at Pine Lake......Plantation, FL             1,896,100       17,065,890         18,961,990          21,910
Georgian Woods II...........Wheaton, MD                2,053,400       20,844,341         22,897,741       1,458,067
Glenridge...................Colorado Springs, CO         884,788        4,839,310          5,724,098         658,422
Governor's Place............Augusta, GA                  347,355        3,283,878          3,631,233       1,967,054
Greengate...................Marietta, GA                 132,979        2,595,560          2,728,539       1,215,888
Greenwich Woods.............Silver Spring, MD          3,101,000       30,413,921         33,514,921       2,216,764
Greenwood Forest............Little Rock, AR              559,038        4,401,428          4,960,466       2,269,057
Habitat.....................Orlando, FL                  600,000        6,130,740          6,730,740       3,511,792
Hammock's Place.............Miami, FL                    319,180       12,824,726         13,143,906       1,474,391




                                                                             LIFE USED TO
              DESCRIPTION                                                      COMPUTE
-------------------------------------------------------------------------   DEPRECIATION IN
                                                          DATE OF           LATEST INCOME
APARTMENT NAME              LOCATION                    CONSTRUCTION          STATEMENT (C)
-------------------------------------------------------------------------------------------------
Country Ridge...............Farmington Hills, MI             1986             30 Years
Creekside...................Mountlake Terrace, WA            1987             30 Years
Creekside Oaks..............Walnut Creek, CA                 1974             30 Years
Crystal Creek...............Phoenix, AZ                      1985             30 Years
Cypress Point...............Las Vegas, NV                    1989             30 Years
Dawntree....................Carrollton, TX                   1982             30 Years
Deerwood....................San Diego, CA                    1990             30 Years
Deerwood Meadows............Greensboro, NC                   1986             30 Years
Del Coronado................Mesa, AZ                         1985             30 Years
Desert Park.................Las Vegas, NV                    1987             30 Years
Desert Sands................Phoenix, AZ                      1982             30 Years
Diplomat South..............Beech Grove, IN                  1970             30 Years
Doral.......................Louisville, KY                   1972             30 Years
Eagle Canyon................Chino Hills, CA                  1985             30 Years
Eagle Rim...................Redmond, WA                   1986-88             30 Years
East Pointe.................Charlotte, NC                    1987             30 Years
Edgewood....................Woodinville, WA                  1986             30 Years
Emerald Place...............Bermuda Dunes, CA                1988             30 Years
Essex Place.................Overland Park, KS             1970-84             30 Years
Flying Sun..................Phoenix, AZ                      1983             30 Years
Forest Ridge................Arlington, TX                 1984/85             30 Years
Fountain Creek..............Phoenix, AZ                      1984             30 Years
Fountainhead Combined.......San Antonio, TX              1985/1987            30 Years
Fountains at Flamingo.......Las Vegas, NV                  1989-91            30 Years
Four Lakes..................Lisle, IL                    1968/1988*           30 Years
Four Lakes Lisle............Lisle, IL                    1968/1988*           30 Years
Fox Run.....................Little Rock, AR                  1974             30 Years
Fox Run.....................Federal Way, WA                  1988             30 Years
Frey........................Atlanta, GA                      1985             30 Years
Gatehouse on the Green......Pambroke Pines, FL               1990             30 Years
Gatehouse at Pine Lake......Plantation, FL                   1990             30 Years
Georgian Woods II...........Wheaton, MD                      1967             30 Years
Glenridge...................Colorado Springs, CO             1985             30 Years
Governor's Place............Augusta, GA                      1972             30 Years
Greengate...................Marietta, GA                     1971             30 Years
Greenwich Woods.............Silver Spring, MD                1967             30 Years
Greenwood Forest............Little Rock, AR                  1975             30 Years
Habitat.....................Orlando, FL                      1974             30 Years
Hammock's Place.............Miami, FL                        1986             30 Years

                                 SCHEDULE III
                     EQUITY RESIDENTIAL PROPERTIES TRUST
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996


                                                                                                              COST CAPITALIZED
                                                                                                                SUBSEQUENT TO
                                                                                INITIAL COST TO                  ACQUISITION
              DESCRIPTION                                                         COMPANY                   (IMPROVEMENTS, NET) (I)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          BUILDING &                     BUILDING &
APARTMENT NAME              LOCATION               ENCUMBRANCES            LAND           FIXTURES           LAND        FIXTURES
------------------------------------------------------------------------------------------------------------------------------------
Hampton Green...............San Antonio, TX                  (E)           1,561,830        2,962,670             0      1,894,677
Harbour Landing.............Corpus Christi, TX                0              761,600        6,854,524         3,400        758,682
Hathaway....................Long Beach, CA                    0            2,512,200       22,609,720           300        146,216
Hearthstone  ...............San Antonio, TX                  (E)           1,035,700        3,375,132           100        283,285
Heron Cove..................Coral Springs, FL                 0              823,000        7,997,360             0        458,184
Heron Landing (K)...........Lauderhill, FL                    0              707,100        6,363,784         5,400        163,137
Heron Run...................Plantation, FL                    0              917,800        8,854,001             0        564,445
Hidden Valley...............Ann Arbor, MI                     0              915,000        7,583,653             0        723,276
Holcomb Bridge..............Atlanta, GA               9,545,000            2,142,400       19,281,704           900        752,903
Hunter's Glen...............Chesterfield, MO                  0              913,500        8,221,026         1,600         29,842
Hunter's Green..............Fort Worth, TX                   (F)             524,200        3,404,622           100        619,907
Huntington Park.............Everett, WA                       0            1,594,500       14,350,001         3,000        461,869
Indian Bend.................Phoenix, AZ                       0            1,072,500        9,652,385         3,200        373,611
Indian Tree.................Arvada, CO                       (E)             881,125        4,868,332           100        352,319
Ivy Place (L)...............Atlanta, GA                       0              793,200        7,139,200         8,450        138,033
Kempton Downs...............Gresham, OR                       0            1,182,200       10,639,993        35,149        756,737
Keystone....................Austin, TX                2,959,560              498,000        4,482,306           500        313,558
Kingsport...................Alexandria, VA                    0            1,262,250       11,454,606             0      1,454,504
Kingswood Manor.............San Antonio, TX                  (E)             293,900        2,061,996           100        325,573
La Costa Brava (J)..........Jacksonville, FL          4,741,003              835,757        4,964,681            (1)     5,751,810
La Costa Brava..............Orlando, FL                       0              206,626        1,380,505             0      5,174,152
Lake in the Woods...........Ypsilanti, MI                     0            1,859,625       16,314,064             0      5,349,035
Lakeville Resort............Petaluma, CA             20,776,563            2,734,100       24,773,523             0       (159,496)
Lakewood Oaks...............Dallas, TX                        0            1,630,200       14,671,813         1,200        526,491
Lands End...................Pacifica, CA                      0            1,824,500       16,423,435             0         77,817
Laurel Ridge................Chapel Hill, NC                   0              160,000        1,752,118             0      2,779,323
Lincoln Green I.............San Antonio, TX                   0              947,366        2,133,002             0      3,609,969
Lincoln Green II............San Antonio, TX                   0            1,052,340        6,045,696             0       (249,429)
Lincoln Green III...........San Antonio, TX                   0              536,010        2,121,295             0        (66,297)
Lodge-Oklahoma..............Tulsa, OK                         0              313,571        2,677,951             0        789,532
Lodge-Texas.................San Antonio, TX                   0            1,363,636        5,496,784             0      3,427,219
Longwood....................Decatur, GA                       0            1,452,000       13,067,523         2,048        192,005
Mallard Cove................Greenville, SC                    0              803,700        7,233,160         8,350        125,996
Mallgate....................Louisville, KY                    0                    0        6,162,515             0      3,399,784
Marbrisa....................Tampa, FL                         0              811,500        7,303,334         1,500         23,966
Marina Club.................Forth Worth, TX                   0              781,000        7,028,588         3,269      1,381,884
Marymont....................Laurel, MD                        0            1,901,800       17,116,593         2,000        462,012
Maxwell Apartments..........Augusta, GA                       0              216,000        1,846,772             0        681,209
McAlpine Ridge..............Charlotte, NC                     0            1,283,400       11,550,225           600        300,938

                                                            GROSS AMOUNT CARRIED
                                                               AT CLOSE OF
              DESCRIPTION                                     PERIOD 12/31/96
----------------------------------------------------------------------------------------------------------------------------------
                                                                           BUILDING &                               ACCUMULATED
APARTMENT NAME              LOCATION                        LAND           FIXTURES (A)           TOTAL(B)         DEPRECIATION
----------------------------------------------------------------------------------------------------------------------------------
Hampton Green...............San Antonio, TX              1,561,830            4,857,347          6,419,177              676,323
Harbour Landing.............Corpus Christi, TX             765,000            7,613,206          8,378,206              807,403
Hathaway....................Long Beach, CA               2,512,500           22,755,936         25,268,436            1,060,589
Hearthstone  ...............San Antonio, TX              1,035,800            3,658,417          4,694,217              527,069
Heron Cove..................Coral Springs, FL              823,000            8,455,544          9,278,544              661,829
Heron Landing (K)...........Lauderhill, FL                 712,500            6,526,921          7,239,421              199,030
Heron Run...................Plantation, FL                 917,800            9,418,446         10,336,246              706,775
Hidden Valley...............Ann Arbor, MI                  915,000            8,306,929          9,221,929            4,101,426
Holcomb Bridge..............Atlanta, GA                  2,143,300           20,034,607         22,177,907            1,684,661
Hunter's Glen...............Chesterfield, MO               915,100            8,250,868          9,165,968               77,392
Hunter's Green..............Fort Worth, TX                 524,300            4,024,529          4,548,829              519,924
Huntington Park.............Everett, WA                  1,597,500           14,811,870         16,409,370            1,533,292
Indian Bend.................Phoenix, AZ                  1,075,700           10,025,996         11,101,696              941,553
Indian Tree.................Arvada, CO                     881,225            5,220,651          6,101,876              803,866
Ivy Place (L)...............Atlanta, GA                    801,650            7,277,233          8,078,883              152,322
Kempton Downs...............Gresham, OR                  1,217,349           11,396,730         12,614,079              610,026
Keystone....................Austin, TX                     498,500            4,795,864          5,294,364              281,085
Kingsport...................Alexandria, VA               1,262,250           12,909,110         14,171,360              942,883
Kingswood Manor.............San Antonio, TX                294,000            2,387,569          2,681,569              317,155
La Costa Brava (J)..........Jacksonville, FL               835,756           10,716,491         11,552,247            5,378,546
La Costa Brava..............Orlando, FL                    206,626            6,554,657          6,761,283            3,259,968
Lake in the Woods...........Ypsilanti, MI                1,859,625           21,663,099         23,522,724           10,105,716
Lakeville Resort............Petaluma, CA                 2,734,100           24,614,027         27,348,127              153,152
Lakewood Oaks...............Dallas, TX                   1,631,400           15,198,304         16,829,704            1,247,503
Lands End...................Pacifica, CA                 1,824,500           16,501,252         18,325,752              301,140
Laurel Ridge................Chapel Hill, NC                160,000            4,531,441          4,691,441            1,876,897
Lincoln Green I.............San Antonio, TX                947,366            5,742,971          6,690,337            2,342,894
Lincoln Green II............San Antonio, TX              1,052,340            5,796,267          6,848,607            1,863,118
Lincoln Green III...........San Antonio, TX                536,010            2,054,998          2,591,008              682,835
Lodge-Oklahoma..............Tulsa, OK                      313,571            3,467,483          3,781,054            1,768,970
Lodge-Texas.................San Antonio, TX              1,363,636            8,924,003         10,287,639            2,752,127
Longwood....................Decatur, GA                  1,454,048           13,259,528         14,713,576            1,339,222
Mallard Cove................Greenville, SC                 812,050            7,359,156          8,171,206              139,976
Mallgate....................Louisville, KY                       0            9,562,299          9,562,299            5,471,136
Marbrisa....................Tampa, FL                      813,000            7,327,300          8,140,300               63,078
Marina Club.................Forth Worth, TX                784,269            8,410,472          9,194,741              867,288
Marymount...................Laurel, MD                   1,903,800           17,578,605         19,482,405            1,343,520
Maxwell Apartments..........Augusta, GA                    216,000            2,527,981          2,743,981              955,986
McAlpine Ridge..............Charlotte, NC                1,284,000           11,851,163         13,135,163              896,373



                                                                          LIFE USED TO
              DESCRIPTION                                                   COMPUTE
-----------------------------------------------------------------------  DEPRECIATION IN
                                                          DATE OF         LATEST INCOME
APARTMENT NAME              LOCATION                     CONSTRUCTION     STATEMENT (C)
------------------------------------------------------------------------------------------
Hampton Green...............San Antonio, TX                 1979             30 Years
Harbour Landing.............Corpus Christi, TX              1985             30 Years
Hathaway....................Long Beach, CA                  1987             30 Years
Hearthstone  ...............San Antonio, TX                 1982             30 Years
Heron Cove..................Coral Springs, FL               1987             30 Years
Heron Landing (K)...........Lauderhill, FL                  1988             30 Years
Heron Run...................Plantation, FL                  1987             30 Years
Hidden Valley...............Ann Arbor, MI                   1973             30 Years
Holcomb Bridge..............Atlanta, GA                     1985             30 Years
Hunter's Glen...............Chesterfield, MO                1985             30 Years
Hunter's Green..............Fort Worth, TX                  1981             30 Years
Huntington Park.............Everett, WA                     1991             30 Years
Indian Bend.................Phoenix, AZ                     1973             30 Years
Indian Tree.................Arvada, CO                      1983             30 Years
Ivy Place (L)...............Atlanta, GA                     1978             30 Years
Kempton Downs...............Gresham, OR                     1990             30 Years
Keystone....................Austin, TX                      1981             30 Years
Kingsport...................Alexandria, VA                  1986             30 Years
Kingswood Manor.............San Antonio, TX                 1983             30 Years
La Costa Brava (J)..........Jacksonville, FL             1970/1973           30 Years
La Costa Brava..............Orlando, FL                     1967             30 Years
Lake in the Woods...........Ypsilanti, MI                   1969             30 Years
Lakeville Resort............Petaluma, CA                    1984             30 Years
Lakewood Oaks...............Dallas, TX                      1987             30 Years
Lands End...................Pacifica, CA                    1974             30 Years
Laurel Ridge................Chapel Hill, NC                 1975             30 Years
Lincoln Green I.............San Antonio, TX              1984/1986           30 Years
Lincoln Green II............San Antonio, TX              1984/1986           30 Years
Lincoln Green III...........San Antonio, TX              1984/1986           30 Years
Lodge-Oklahoma..............Tulsa, OK                       1979             30 Years
Lodge-Texas.................San Antonio, TX               1979(#)            30 Years
Longwood....................Decatur, GA                     1992             30 Years
Mallard Cove................Greenville, SC                  1983             30 Years
Mallgate....................Louisville, KY                  1969             30 Years
Marbrisa....................Tampa, FL                       1984             30 Years
Marina Club.................Forth Worth, TX                 1987             30 Years
Marymount...................Laurel, MD                    1987-88            30 Years
Maxwell Apartments..........Augusta, GA                     1951             30 Years
McAlpine Ridge..............Charlotte, NC                 1989-90            30 Years


                                 SCHEDULE III
                     EQUITY RESIDENTIAL PROPERTIES TRUST
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996


                                                                                                             COST CAPITALIZED
                                                                                                               SUBSEQUENT TO
                                                                              INITIAL COST TO                   ACQUISITION
              DESCRIPTION                                                        COMPANY                    (IMPROVEMENTS, NET) (I)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          BUILDING &                     BUILDING &
APARTMENT NAME              LOCATION               ENCUMBRANCES            LAND           FIXTURES           LAND        FIXTURES
------------------------------------------------------------------------------------------------------------------------------------
Meadowcreek.................Tigard, OR                8,788,473            1,298,100       11,682,684         1,000        497,605
Merrimac Woods..............Costa Mesa, CA                    0              673,300        6,059,722         1,600         29,948
Mountain Terrace............Stevenson Ranch, CA               0            3,977,200       35,794,729             0             (0)
Newport Cove................Henderson, NV                     0              698,700        6,288,245         1,600        765,432
Newport Heights.............Seattle, WA               2,655,505              390,700        3,516,229           500        208,031
Northhampton I..............Largo, MD                13,333,122            1,843,200       17,318,363             0      1,720,009
Northhampton II.............Largo, MD                         0            1,494,100       14,279,723        19,400        186,486
Northgate Village...........San Antonio, TX                  (E)             660,000        5,753,724           100        350,807
Oak Mill II.................Germantown, MD            6,475,057              854,000        8,187,169           133        689,508
Oak Park North..............Agoura Hills, CA                 (O)           1,706,500       15,358,942           400         44,593
Oak Park South..............Agoura Hills, CA                 (O)           1,683,400       15,150,835           400         82,585
Oaks of Lakebridge..........Ormond Beach, FL                  0              413,700        3,742,503         2,100         270,178
Olentangy...................Columbus, OH             28,425,106            3,032,336       20,862,191             0       7,394,749
Orchard Ridge...............Seattle, WA                       0              482,600        4,343,826         3,000         157,534
Paradise Point..............Dania, FL                         0            1,494,700       13,452,161       855,955       1,237,844
Park Knoll..................Atlanta, GA                       0            2,904,500       26,140,219         4,300       1,252,945
Park Place I & II...........Plymouth, MN             17,951,182            2,428,200       21,853,006         5,700         185,384
Park West...................Los Angeles, CA                   0            3,033,300       27,299,323           100         236,356
Parkwest....................Austin, TX                       (E)             648,605        4,541,683           100         419,923
Pine Harbour................Orlando, FL                       0            1,661,000       14,948,625         3,300         749,584
Pine Meadow.................Greensboro, NC            4,921,530              719,300        6,474,036         1,250          67,385
Pines at Cloverlane.........Pittsfield Township, MI           0            1,906,600       17,159,269         2,400       1,913,775
Pines of Springdale.........West Palm Beach, FL               0              471,200        4,240,800         2,667         385,267
Plantation..................Monroe, LA                        0              210,000        3,370,715             0        (399,716)
Pointe East.................Redmond, WA                       0              601,800        5,416,489           800         108,328
Port Royale.................Ft. Lauderdale, FL                0            1,752,100       15,769,281         2,100         406,225
Port Royale II..............Ft. Lauderdale, FL                0            1,015,700        9,141,355         6,300         304,166
Preston in Willowbend.......Plano, TX                         0              872,500        7,852,675         3,000       1,261,802
Preston Lake................Atlanta, GA                       0            1,430,900       12,877,986        34,993         934,101
Promenade Terrace...........Corona Hills, CA         16,490,541            2,281,000       20,529,476         1,700          40,643
Pueblo Villas...............Albuquerque, NM                   0              854,300        7,688,783         1,200          36,858
Quail Run...................Oklahoma City, OK                 0            1,000,000        4,136,059             0         551,288
Ravens Crest................Plainsboro, NJ                   (O)           4,673,000       42,057,149         2,850       1,065,442
Regency Palms...............Huntington Beach, CA              0            1,856,500       16,708,950           800         143,839
Reserve Square..............Cleveland, OH                     0            2,618,352       23,565,022           500       7,965,098
Ridgetree I & II............Dallas, TX                        0            2,094,600       18,851,177        19,000         382,141
River Bend..................Tampa, FL                         0              602,945        2,161,915             0       1,994,175
Rock Creek..................Corrboro, NC                      0              895,100        8,056,360             0             148
Rosehill Pointe.............Lenexa, KS                        0            2,073,400       18,660,475        18,300         483,594


                                                            GROSS AMOUNT CARRIED
                                                               AT CLOSE OF
              DESCRIPTION                                     PERIOD 12/31/96
------------------------------------------------------------------------------------------------------------------------------------
                                                                       BUILDING &                          ACCUMULATED
APARTMENT NAME              LOCATION                    LAND           FIXTURES (A)      TOTAL(B)          DEPRECIATION
------------------------------------------------------------------------------------------------------------------------------------
Meadowcreek.................Tigard, OR                 1,299,100       12,180,289         13,479,389         972,673
Merrimac Woods..............Costa Mesa, CA               674,900        6,089,669          6,764,569          58,694
Mountain Terrace............Stevenson Ranch, CA        3,977,200       35,794,729         39,771,929           3,502
Newport Cove................Henderson, NV                700,300        7,053,677          7,753,977         844,928
Newport Heights.............Seattle, WA                  391,200        3,724,260          4,115,460         300,036
Northhampton I..............Largo, MD                  1,843,200       19,038,372         20,881,572       1,440,396
Northhampton II.............Largo, MD                  1,513,500       14,466,209         15,979,709       1,026,005
Northgate Village...........San Antonio, TX              660,100        6,104,531          6,764,631         918,384
Oak Mill II.................Germantown, MD               854,133        8,876,677          9,730,810         616,158
Oak Park North..............Agoura Hills, CA           1,706,900       15,403,535         17,110,435         660,163
Oak Park South..............Agoura Hills, CA           1,683,800       15,233,420         16,917,220         703,216
Oaks of Lakebridge..........Ormond Beach, FL             415,800        4,012,681          4,428,481         505,544
Olentangy...................Columbus, OH               3,032,336       28,256,940         31,289,276      14,672,182
Orchard Ridge...............Seattle, WA                  485,600        4,501,360          4,986,960         411,431
Paradise Point..............Dania, FL                  2,350,655       14,690,005         17,040,660       1,199,383
Park Knoll..................Atlanta, GA                2,908,800       27,393,164         30,301,964       2,838,509
Park Place I & II...........Plymouth, MN               2,433,900       22,038,390         24,472,290         265,497
Park West...................Los Angeles, CA            3,033,400       27,535,679         30,569,079       1,281,092
Parkwest....................Austin, TX                   648,705        4,961,606          5,610,311         607,764
Pine Harbour................Orlando, FL                1,664,300       15,698,209         17,362,509       1,558,426
Pine Meadow.................Greensboro, NC               720,550        6,541,421          7,261,971         115,437
Pines at Cloverlane.........Pittsfield Township, MI    1,909,000       19,073,044         20,982,044         583,144
Pines of Springdale.........West Palm Beach, FL          473,867        4,626,067          5,099,934         485,180
Plantation..................Monroe, LA                   210,000        2,970,999          3,180,999       1,930,187
Pointe East.................Redmond, WA                  602,600        5,524,817          6,127,417         421,303
Port Royale.................Ft. Lauderdale, FL         1,754,200       16,175,506         17,929,706       1,236,499
Port Royale II..............Ft. Lauderdale, FL         1,022,000        9,445,521         10,467,521         264,972
Preston in Willowbend.......Plano, TX                    875,500        9,114,477          9,989,977         980,635
Preston Lake................Atlanta, GA                1,465,893       13,812,087         15,277,980       1,394,584
Promenade Terrace...........Corona Hills, CA           2,282,700       20,570,119         22,852,819         332,826
Pueblo Villas...............Albuquerque, NM              855,500        7,725,641          8,581,141         122,902
Quail Run...................Oklahoma City, OK          1,000,000        4,687,347          5,687,347       1,911,096
Raven's Crest...............Plainsboro, NJ             4,675,850       43,122,591         47,798,441       3,741,881
Regency Palms...............Huntington Beach, CA       1,857,300       16,852,789         18,710,089         493,126
Reserve Square..............Cleveland, OH              2,618,852       31,530,120         34,148,972       2,619,824
Ridgetree I & II............Dallas, TX                 2,113,600       19,233,318         21,346,918         405,273
River Bend..................Tampa, FL                    602,945        4,156,090          4,759,035       2,714,440
Rock Creek..................Corrboro, NC                 895,100        8,056,508          8,951,608          16,432
Rosehill Pointe.............Lenexa, KS                 2,091,700       19,144,069         21,235,769         404,389


                                                                             LIFE USED TO
              DESCRIPTION                                                      COMPUTE
-------------------------------------------------------------------------   DEPRECIATION IN
                                                          DATE OF           LATEST INCOME
APARTMENT NAME              LOCATION                    CONSTRUCTION          STATEMENT (C)
-------------------------------------------------------------------------------------------------
Meadowcreek.................Tigard, OR                       1985             30 Years
Merrimac Woods..............Costa Mesa, CA                   1970             30 Years
Mountain Terrace............Stevenson Ranch, CA              1992             30 Years
Newport Cove................Henderson, NV                    1983             30 Years
Newport Heights.............Seattle, WA                      1985             30 Years
Northhampton I..............Largo, MD                        1977             30 Years
Northhampton II.............Largo, MD                        1988             30 Years
Northgate Village...........San Antonio, TX                  1984             30 Years
Oak Mill II.................Germantown, MD                   1985             30 Years
Oak Park North..............Agoura Hills, CA                 1990             30 Years
Oak Park South..............Agoura Hills, CA                 1989             30 Years
Oaks of Lakebridge..........Ormond Beach, FL                 1984             30 Years
Olentangy...................Columbus, OH                     1972             30 Years
Orchard Ridge...............Seattle, WA                      1988             30 Years
Paradise Point..............Dania, FL                       1987-90           30 Years
Park Knoll..................Atlanta, GA                      1983             30 Years
Park Place I & II...........Plymouth, MN                     1986             30 Years
Park West...................Los Angeles, CA                 1987/90           30 Years
Parkwest....................Austin, TX                       1985             30 Years
Pine Harbour................Orlando, FL                      1991             30 Years
Pine Meadow.................Greensboro, NC                   1974             30 Years
Pines at Cloverlane.........Pittsfield Township, MI         1975-79           30 Years
Pines of Springdale.........West Palm Beach, FL            1985/87(x)         30 Years
Plantation..................Monroe, LA                       1972             30 Years
Pointe East.................Redmond, WA                      1988             30 Years
Port Royale.................Ft. Lauderdale, FL               1988             30 Years
Port Royale II..............Ft. Lauderdale, FL               1991             30 Years
Preston in Willowbend.......Plano, TX                        1985             30 Years
Preston Lake................Atlanta, GA                    1984-86            30 Years
Promenade Terrace...........Corona Hills, CA                 1990             30 Years
Pueblo Villas...............Albuquerque, NM                  1975             30 Years
Quail Run...................Oklahoma City, OK              1978/1983          30 Years
Raven's Crest...............Plainsboro, NJ                   1984             30 Years
Regency Palms...............Huntington Beach, CA             1969             30 Years
Reserve Square..............Cleveland, OH                    1973             30 Years
Ridgetree I & II............Dallas, TX                       1983             30 Years
River Bend..................Tampa, FL                        1971             30 Years
Rock Creek..................Corrboro, NC                     1986             30 Years
Rosehill Pointe.............Lenexa, KS                       1984             30 Years

                                 SCHEDULE III
                     EQUITY RESIDENTIAL PROPERTIES TRUST
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996


                                                                                                               COST CAPITALIZED
                                                                                                                 SUBSEQUENT TO
                                                                               INITIAL COST TO                    ACQUISITION
              DESCRIPTION                                                          COMPANY                   (IMPROVEMENTS, NET) (I)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          BUILDING &                     BUILDING &
APARTMENT NAME              LOCATION               ENCUMBRANCES            LAND           FIXTURES           LAND        FIXTURES
------------------------------------------------------------------------------------------------------------------------------------
Roswell.....................Atlanta, GA               8,100,000            1,217,500       10,957,845         2,500         442,046
Sabal Pointe(M).............Coral Springs, FL                 0            1,941,900       17,477,592         9,500         177,360
Saddle Creek................Carrollton, TX                    0              703,300        6,329,899         4,800       2,939,209
Saddle Ridge................Loudoun County, VA                0            1,351,800       12,165,984        13,000         191,045
Sawgrass Cove...............Bradenton, FL                     0            1,671,200       15,041,179         2,950         718,569
Sheffield Court.............Arlington, VA                     0            3,349,350       30,246,228             0       1,991,716
Silver Shadow...............Las Vegas, NV                     0              952,100        8,568,921         1,340         254,165
Silverwood..................Mission, KS              11,000,000            1,244,000       11,196,244         1,700         496,371
Sleepy Hollow...............Kansas City, MO          12,500,000            2,193,546       13,689,443             1       1,224,190
Songbird....................San Antonio, TX           6,984,854            1,080,500        9,724,928         1,900          46,272
Sonnet Cove I...............Lexington, KY                     0              183,407        2,422,860             0       1,553,169
Sonnet Cove II..............Lexington, KY             1,495,882              100,000        1,108,405             0         821,113
Southbank...................Mesa, AZ                          0              319,600        2,876,874        10,900         304,656
South Creek.................Mesa, AZ                 16,541,027            2,669,300       24,023,758         1,900          78,353
Spice Run...................Naperville, IL                    0            2,578,900       23,210,030           400           3,874
Springs Colony..............Orlando, FL                       0              631,900        5,687,010         8,500         657,299
Stonebrook..................Oklahoma City, OK                 0            1,418,887        7,528,238             0         180,721
Stonelake Club..............Ocala, FL                        (E)             250,000        2,024,968           100         319,301
Summer Ridge................Riverside, CA                     0              600,500        5,404,571         1,800          23,710
Summerset Village...........Chatsworth, CA                    0            2,628,500       23,656,668         1,900          30,377
Sunny Oak Village...........Overland Park, KS                 0            2,222,600       20,003,050        20,950         276,118
Sunrise Springs.............Las Vegas, NV                     0              972,600        8,753,491         2,700         144,038
Sutton Place................Dallas, TX                        0            1,316,500       11,848,717        41,900       2,241,843
Tanasbourne Terrace.........Hillsboro, OR                     0            1,873,000       16,857,220         3,700         695,796
Tanglewood..................Manassas, VA             15,795,420            2,103,400       19,559,772         4,895       1,576,348
Tanglewood..................Portland, OR                      0              760,000        6,839,589         3,000         800,883
Terraces at Peachtree.......Atlanta, GA                       0              582,800        5,245,560           700         284,134
The Place...................Fort Myers, FL                    0              722,900        6,506,350         3,340         350,239
The Seasons.................Boise, ID                         0              604,400        5,439,624         3,600         200,077
Towne Centre III............Laurel, MD                6,022,120              982,300        9,301,830             0         929,712
Towne Centre IV.............Laurel, MD                9,781,127            1,564,200       14,787,362         4,700          44,169
Trails......................Arlington, TX                     0              616,700        5,550,590        21,300         531,223
Trails......................Las Vegas, NV                     0            3,076,200       27,685,764         3,000         713,626
Trails......................Aurora, CO                       (E)           1,217,800        8,525,346           100       1,142,930
University Park.............Toledo, OH                        0               70,000          834,378             0       1,415,627
Via Ventura.................Phoenix, AZ                       0            1,476,500       13,288,894         7,100       2,735,078
Village Oaks................Austin, TX                5,506,970            1,184,400       10,659,432           500           4,761
Villa Madeira...............Phoenix, AZ                       0            1,580,000       14,219,907         2,100         403,579
Villa Manana................Phoenix, AZ                       0              951,400        8,562,443         3,900         484,091

                                                          GROSS AMOUNT CARRIED
                                                              AT CLOSE OF
              DESCRIPTION                                    PERIOD 12/31/96
------------------------------------------------------------------------------------------------------------------------------------
                                                                     BUILDING &                           ACCUMULATED
APARTMENT NAME              LOCATION                    LAND         FIXTURES(A)        TOTAL(B)          DEPRECIATION
------------------------------------------------------------------------------------------------------------------------------------
Roswell.....................Atlanta, GA              1,220,000       11,399,891         12,619,891         965,464
Sabal Pointe(M).............Coral Springs, FL        1,951,400       17,654,952         19,606,352         531,729
Saddle Creek................Carrollton, TX             708,100        9,269,108          9,977,208       1,175,684
Saddle Ridge................Loudoun County, VA       1,364,800       12,357,029         13,721,829         506,256
Sawgrass Cove...............Bradenton, FL            1,674,150       15,759,748         17,433,898       1,471,148
Sheffield Court.............Arlington, VA            3,349,350       32,237,944         35,587,294       2,072,699
Silver Shadow...............Las Vegas, NV              953,440        8,823,086          9,776,526         941,078
Silverwood..................Mission, KS              1,245,700       11,692,615         12,938,315         956,744
Sleepy Hollow...............Kansas City, MO          2,193,547       14,913,633         17,107,180       4,287,699
Songbird....................San Antonio, TX          1,082,400        9,771,200         10,853,600         103,123
Sonnet Cove I...............Lexington, KY              183,407        3,976,029          4,159,436       2,577,503
Sonnet Cove II..............Lexington, KY              100,000        1,929,518          2,029,518       1,208,653
Southbank...................Mesa, AZ                   330,500        3,181,530          3,512,030         347,843
South Creek.................Mesa, AZ                 2,671,200       24,102,111         26,773,311         400,568
Spice Run...................Naperville, IL           2,579,300       23,213,904         25,793,204          27,627
Springs Colony..............Orlando, FL                640,400        6,344,309          6,984,709         587,311
Stonebrook..................Oklahoma City, OK        1,418,887        7,708,959          9,127,846       3,310,433
Stonelake Club..............Ocala, FL                  250,100        2,344,269          2,594,369         344,464
Summer Ridge................Riverside, CA              602,300        5,428,281          6,030,581          91,415
Summerset Village...........Chatsworth, CA           2,630,400       23,687,044         26,317,444         236,265
Sunny Oak Village...........Overland Park, KS        2,243,550       20,279,168         22,522,718         380,603
Sunrise Springs.............Las Vegas, NV              975,300        8,897,529          9,872,829         735,256
Sutton Place................Dallas, TX               1,358,400       14,090,560         15,448,960       1,558,058
Tanasbourne Terrace.........Hillsboro, OR            1,876,700       17,553,016         19,429,716       1,491,360
Tanglewood..................Manassas, VA             2,108,295       21,136,120         23,244,415       1,634,125
Tanglewood..................Portland, OR               763,000        7,640,472          8,403,472         716,175
Terraces at Peachtree.......Atlanta, GA                583,500        5,529,694          6,113,194         227,212
The Place...................Fort Myers, FL             726,240        6,856,589          7,582,829         608,174
The Seasons.................Boise, ID                  608,000        5,639,701          6,247,701         510,392
Towne Centre III............Laurel, MD                 982,300       10.231,542         11,213,842         789,981
Towne Centre IV.............Laurel, MD               1,568,900       14,831,531         16,400,431       1,020,310
Trails......................Arlington, TX              638,000        6,081,813          6,719,813         623,069
Trails......................Las Vegas, NV            3,079,200       28,399,390         31,478,590       2,184,035
Trails......................Aurora, Co               1,217,900        9,668,276         10,886,176       1,306,466
University Park.............Toledo, OH                  70,000        2,250,005          2,320,005       1,235,516
Via Ventura.................Phoenix, AZ              1,483,600       16,023,972         17,507,572       1,331,620
Village Oaks................Austin, TX               1,184,900       10,664,193         11,849,093          20,925
Villa Madeira...............Phoenix, AZ              1,582,100       14,623,486         16,205,586       1,324,635
Villa Manana................Phoenix, AZ                955,300        9,046,534         10,001,834         839,816

                                                                             LIFE USED TO
              DESCRIPTION                                                       COMPUTE
-------------------------------------------------------------------------   DEPRECIATION IN
                                                          DATE OF           LATEST INCOME
APARTMENT NAME              LOCATION                    CONSTRUCTION          STATEMENT(C)
-------------------------------------------------------------------------------------------------
Roswell.....................Atlanta, GA                      1985             30 Years
Sabal Pointe(M).............Coral Springs, FL                1995             30 Years
Saddle Creek................Carrollton, TX                   1980             30 Years
Saddle Ridge................Loudoun County, VA               1989             30 Years
Sawgrass Cove...............Bradenton, FL                    1991             30 Years
Sheffield Court.............Arlington, VA                    1986             30 Years
Silver Shadow...............Las Vegas, NV                    1992             30 Years
Silverwood..................Mission, KS                      1986             30 Years
Sleepy Hollow...............Kansas City, MO                  1987             30 Years
Songbird....................San Antonio, TX                  1981             30 Years
Sonnet Cove I...............Lexington, KY                    1972             30 Years
Sonnet Cove II..............Lexington, KY                    1974             30 Years
Southbank...................Mesa, AZ                         1985             30 Years
South Creek.................Mesa, AZ                       1986-89            30 Years
Spice Run...................Naperville, IL                   1988             30 Years
Springs Colony..............Orlando, FL                      1986             30 Years
Stonebrook..................Oklahoma City, OK                1983             30 Years
Stonelake Club..............Ocala, FL                        1986             30 Years
Summer Ridge................Riverside, CA                    1985             30 Years
Summerset Village...........Chatsworth, CA                   1985             30 Years
Sunny Oak Village...........Overland Park, KS                1984             30 Years
Sunrise Springs.............Las Vegas, NV                    1989             30 Years
Sutton Place................Dallas, TX                       1985             30 Years
Tanasbourne Terrace.........Hillsboro, OR                  1986-89            30 Years
Tanglewood..................Manassas, VA                     1987             30 Years
Tanglewood..................Portland, OR                     1976             30 Years
Terraces at Peachtree.......Atlanta, GA                      1987             30 Years
The Place...................Fort Myers, FL                   1986             30 Years
The Seasons.................Boise, ID                        1990             30 Years
Towne Centre III............Laurel, MD                       1969             30 Years
Towne Centre IV.............Laurel, MD                       1968             30 Years
Trails......................Arlington, TX                    1984             30 Years
Trails......................Las Vegas, NV                    1988             30 Years
Trails......................Aurora, CO                       1986             30 Years
University Park.............Toledo OH                        1965             30 Years
Via Ventura.................Phoenix, AZ                      1980             30 Years
Village Oaks................Austin, TX                       1984             30 Years
Villa Madeira...............Phoenix, AZ                      1971             30 Years
Villa Manana................Phoenix, AZ                    1971-85            30 Years


                                 SCHEDULE III
                     EQUITY RESIDENTIAL PROPERTIES TRUST
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996


                                                                                                               COST CAPITALIZED
                                                                                                                 SUBSEQUENT TO
                                                                             INITIAL COST TO                      ACQUISITION
              DESCRIPTION                                                        COMPANY                    (IMPROVEMENTS, NET) (I)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          BUILDING &                     BUILDING &
APARTMENT NAME              LOCATION               ENCUMBRANCES            LAND           FIXTURES           LAND        FIXTURES
------------------------------------------------------------------------------------------------------------------------------------
Villa Solana................ Laguna Hills, CA                 0            1,663,500       14,971,366         1,600         796,923
Village of Hampshire........ Toledo, OH                       0              195,886        1,320,453             0       9,366,924
Village of Newport.......... Federal Way, WA          3,272,574              414,900        3,733,899         1,400         248,689
Vista Del Lago.............. Mission Viejo, CA       32,350,000            4,524,400       41,357,681         1,400         966,539
Walden Wood................. Southfield, MI           5,960,000              833,300        7,499,662         1,400         818,712
Walnut Ridge................ Little Rock, AR          3,654,026              196,079        2,424,631             0       2,997,627
Waterstone Place............ Seattle, WA                      0            2,950,900       26,558,353        13,100       2,237,608
Wellington.................. Silverdale, WA           8,349,435            1,097,300        9,876,034         2,000         382,036
Wellington Hill............. Manchester, NH          28,625,000            1,872,500       16,852,955        29,700       1,407,693
Wilde Lake.................. Richmond, VA             4,440,000              934,600        8,411,613        10,600          95,472
Williamsburg Square......... Little Rock, AR          3,288,623              315,000        1,745,958             0       3,305,267
Willowglen.................. Aurora, CO                       0            1,708,000       15,371,641         1,100          92,270
Windmill.................... Colorado Springs, CO           (E)              395,544        4,953,156           100         488,925
Windridge................... Laguna Niguel, CA              (O)            2,660,800       23,947,096         2,100         293,993
Winterwood.................. Charlotte, NC           12,260,000            1,720,100       15,481,455         1,700         898,560
Woodbridge (N).............. Cary, NC                 4,820,441            1,981,900       17,839,380             0         116,484
Woodcreek................... Beaverton, OR           11,600,802            1,753,700       15,783,764         1,400       1,102,966
Woodlake at Killearn........ Tallahassee, FL                  0            1,404,300       12,638,426         3,855         846,099
Woodland Hills.............. Decatur, GA                      0            1,223,900       11,017,542             0         178,798
Woodmoor.................... Austin, TX                       0              649,300        5,843,200         4,500         830,321
Woods at North Bend......... Raleigh, NC                      0            1,039,000        9,350,616           500         267,612
Woodscape................... Raleigh, NC                      0              956,000        8,603,550         1,200          34,519
Woodside.................... Lorton, VA                       0            1,308,100       12,503,220        17,900         209,155
Yorktowne................... Millersville, MD                 0              216,000        1,330,710             0       4,508,939
Yuma Court.................. Colorado Springs, CO             0              113,163          836,429           100         104,328
Operating Partnership....... Chicago, IL                      0                    0           88,566             0               0
Management Business......... Chicago, IL                      0                    0        3,442,962         1,000       5,589,868
                                                   ---------------------------------  ---------------------------------------------
    TOTAL                                          $680,755,447         $283,252,575   $2,486,293,619    $1,626,411    $212,337,130
                                                   =================================  =============================================

                                                            GROSS AMOUNT CARRIED
                                                               AT CLOSE OF
              DESCRIPTION                                     PERIOD 12/31/96
------------------------------------------------------------------------------------------------------------------------------------
                                                                         BUILDING &                        ACCUMULATED
APARTMENT NAME              LOCATION                    LAND             FIXTURES (A)    TOTAL (B)         DEPRECIATION
------------------------------------------------------------------------------------------------------------------------------------
Villa Solana................ Laguna Hills, CA         1,665,100           15,768,289       17,433,389     1,579,997
Village of Hampshire........ Toledo, OH                 195,886           10,687,377       10,883,263     3,281,711
Village of Newport.......... Federal Way, WA            416,300            3,982,588        4,398,888       326,790
Vista Del Lago.............. Mission Viejo, CA        4,525,800           42,324,220       46,850,020     4,318,438
Walden Wood................. Southfield, MI             834,700            8,318,374        9,153,074       899,416
Walnut Ridge................ Little Rock, AR            196,079            5,422,258        5,618,337     2,659,332
Waterstone Place............ Seattle, WA              2,964,000           28,795,961       31,759,961     3,101,327
Wellington.................. Silverdale, WA           1,099,300           10,258,070       11,357,370       554,721
Wellington Hill............. Manchester, NH           1,902,200           18,260,648       20,162,848     1,750,000
Wilde Lake.................. Richmond, VA               945,200            8,507,085        9,452,285        10,254
Williamsburg Square......... Little Rock, AR            315,000            5,051,225        5,366,225     2,325,587
Willowglen.................. Aurora, CO               1,709,100           15,463,911       17,173,011       161,468
Windmill.................... Colorado Springs, CO       395,644            5,442,081        5,837,725       856,207
Windridge................... Laguna Niguel, CA        2,662,900           24,241,089       26,903,989     1,825,518
Winterwood.................. Charlotte, NC            1,721,800           16,380,015       18,101,815     1,748,890
Woodbridge (N).............. Cary, NC                 1,981,900           17,955,864       19,937,764       549,380
Woodcreek................... Beaverton, OR            1,755,100           16,886,730       18,641,830     1,396,188
Woodlake at Killearn........ Tallahassee, FL          1,408,155           13,484,525       14,892,680     1,404,945
Woodland Hills.............. Decatur, GA              1,223,900           11,196,340       12,420,240       250,737
Woodmoor.................... Austin, TX                 653,800            6,673,521        7,327,321       694,877
Woods at North Bend......... Raleigh, NC              1,039,500            9,618,228       10,657,728       399,780
Woodscape................... Raleigh, NC                957,200            8,638,069        9,595,269       104,374
Woodside.................... Lorton, VA               1,326,000           12,712,375       14,038,375       937,395
Yorktowne................... Millersville, MD           216,000            5,839,649        6,055,649     3,740,770
Yuma Court.................. Colorado Springs, CO       113,263              940,757        1,054,020       128,338
Operating Partnership....... Chicago, IL                      0               88,566           88,566        30,113      (H)
Management Business......... Chicago, IL                  1,000            9,032,830        9,033,830     5,413,107      (G)
                                                   ---------------------------------  ------------------------------
    TOTAL                                          $284,878,986       $2,698,630,748   $2,983,509,734  $301,511,545
                                                   =============      ==============   ==============  ==============




                                                                             LIFE USED TO
              DESCRIPTION                                                      COMPUTE
-------------------------------------------------------------------------   DEPRECIATION IN
                                                          DATE OF           LATEST INCOME
APARTMENT NAME              LOCATION                    CONSTRUCTION          STATEMENT (C)
-------------------------------------------------------------------------------------------------
Villa Solana................ Laguna Hills, CA              1984             30 Years
Village of Hampshire........ Toledo, OH                    1950             30 Years
Village of Newport.......... Federal Way, WA               1987             30 Years
Vista Del Lago.............. Mission Viejo, CA          1986-88             30 Years
Walden Wood................. Southfield, MI                1972             30 Years
Walnut Ridge................ Little Rock, AR               1975             30 Years
Waterstone Place............ Seattle, WA                   1990             30 Years
Wellington.................. Silverdale, WA                1990             30 Years
Wellington Hill............. Manchester, NH                1987             30 Years
Wilde Lake.................. Richmond, VA                  1989             30 Years
Williamsburg Square......... Little Rock, AR               1974             30 Years
Willowglen.................. Aurora, CO                    1983             30 Years
Windmill.................... Colorado Springs, CO          1985             30 Years
Windridge................... Laguna Niguel, CA             1989             30 Years
Winterwood.................. Charlotte, NC                 1986             30 Years
Woodbridge (N).............. Cary, NC                   1993-95             30 Years
Woodcreek................... Beaverton, OR              1982-84             30 Years
Woodlake at Killearn........ Tallahassee, FL               1986             30 Years
Woodland Hills.............. Decatur, GA                   1985             30 Years
Woodmoor.................... Austin, TX                    1981             30 Years
Woods at North Bend......... Raleigh, NC                   1983             30 Years
Woodscape................... Raleigh, NC                   1979             30 Years
Woodside.................... Lorton, VA                    1987             30 Years
Yorktowne................... Millersville, MD              1974             30 Years
Yuma Court.................. Colorado Springs, CO          1985             30 Years
Operating Partnership....... Chicago, IL
Management Business......... Chicago, IL

                                 SCHEDULE III
                      EQUITY RESIDENTIAL PROPERTIES TRUST
                   Real Estate and Accumulated Depreciation
                               December 31, 1996


NOTES:

(A) The balance of furniture & fixtures included in the total amount was $132,062,754 as of December 31, 1996.
(B) The aggregate cost for Federal Income Tax purposes as of December 31, 1996 was approximately $2.8 billion.
(C)  The life to compute depreciation for furniture & fixtures is 5 years.
(D)  These two properties are encumbered by $15,178,699 in bonds.
(E)  These 15 properties are encumbered by a $44,000,000 note payable.
(F)  These four properties are encumbered by $15,500,000 in bonds.
(G) This asset consists of various acquisition dates and represents furniture, fixtures and equipment owned by the Management Business.
(H) This asset consists of various acquisition dates and represents furniture, fixtures and equipment owned by the Operating Partnership.
(I) Improvements are net of write-off of fully depreciated assets which are no longer in service.
(J)  Combined with Cedar Cove
(K)  Formerly Oxford & Sussex
(L)  Formerly Post Place
(M)  Formerly The Vinings at Coral Springs
(N)  Formerly The Plantations (NC)
(O) These properties are pledged as additional collateral in connection with the tax-exempt bond refinancing.


*  Four Lakes was constructed in phases between 1968 & 1988.
(#) The Lodge-Texas was struck by a tornado that destroyed most of the property. The property was reconstructed during 1989 & 1990.
(x) Pines of Springdale was constructed in phases between 1985 & 1987.

                                 SCHEDULE III

                       EQUITY RESIDENTIAL PROPERTIES TRUST
              REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                             (AMOUNTS IN THOUSANDS)


The changes in total real estate for the years ended December 31, 1996, 1995, and 1994 are as follows:

                                                 1996                     1995                     1994
                                             ------------             ------------             ------------
Balance, beginning of year                    $2,188,939               $1,963,476                 $634,577
   Acquisitions                                  789,056                  288,277                1,313,077
   Improvements                                   33,001                   32,800                   16,721
   Write-off of fully depreciated assets
       which are no longer in service                (20)                 (34,320)
   Dispositions and other                        (27,466)                 (61,294)                    (899)
                                             ============             ============             ============
Balance, end of year                          $2,983,510               $2,188,939               $1,963,476
                                             ============             ============             ============

The changes in accumulated depreciation for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                 1996                     1995                     1994
                                             ------------             ------------             ------------
Balance, beginning of year                      $218,339                 $192,741                 $156,367
   Depreciation                                   93,253                   72,410                   37,273
   Write-off of fully depreciated assets
       which are no longer in service                (20)                 (34,320)
   Dispositions and other                        (10,060)                 (12,492)                    (899)
                                             ============             ============             ============
Balance, end of year                            $301,512                 $218,339                 $192,741
                                             ============             ============             ============
