Form 10-K/A
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 1997-04-03
CIK 906107

                                SECURITIES AND
                              EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  Form 10-K/A

                      AMENDMENT TO APPLICATION OR REPORT

                   Filed Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                      Equity Residential Properties Trust
            ------------------------------------------------------
            (Exact Name of Registrant as Specified In Its Charter)



                                AMENDMENT NO. 1



The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K as set forth in the pages attached hereto:

Filing of amended information in Part II, Item 7 of Form 10-K for the year ended December 31, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Equity Residential Properties Trust
            ------------------------------------------------------
            (Exact Name of Registrant as Specified In Its Charter)


                                       Equity Residential Properties Trust
Date:  April 3, 1997

                                       By:  /s/ Michael J. McHugh
                                            ----------------------------------
                                            Michael J. McHugh
                                            Senior Vice President, Chief
                                            Accounting Officer and Treasurer

Part II Item 7. The subsection entitled "Funds From Operations" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 1996 is hereby amended and restated as follows.


Funds from Operations

          Commencing in 1996, the Company implemented the new definition of FFO adopted by the Board of Governors of NAREIT in March 1995. The new definition primarily eliminates the amortization of deferring financing costs and depreciation of non-real estate assets as items added back to net income when calculating FFO.

          The Company generally considers FFO to be one measure of the performance of real estate companies including an equity REIT. The resolution adopted by the Board of Governors of NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Company's calculation of FFO represents net income available to Common Shares, excluding gains on dispositions of properties, gains on early extinguishment of debt, and write-off of unamortized costs on refinanced debt, plus depreciation on real estate assets, income allocated to Minority Interests and amortization of deferred financing costs related to the Predecessor Business. The calculation of FFO is affected by capital expenditures only to the extent of the amount spent for non-real estate additions and the related depreciation charge for such non-real estate additions. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

     The following is a reconciliation of net income available to Common Shares to FFO for the years ended December 31, 1996, 1995 and 1994:



                                                             1996                   1995                  1994
                                                           ---------              --------              --------
Net income available to Common Shares                       $ 72,609              $ 57,610              $ 34,418
Adjustments:
  Income allocated to Minority Interests                      14,299                15,636                11,570
  Depreciation on real estate assets                          91,174                70,581                36,899
  Amortization of deferred financing costs
    related to Predecessor Business                            1,075                   755                   999
  Gain on disposition of properties                          (22,402)              (21,617)                   -
  Write-off of unamortized costs on refinanced debt            3,512                    -                     -
  Gain on early extinguishment of debt                            -                 (2,000)                   -
                                                            --------              --------               -------
FFO                                                         $160,267              $120,965               $83,886
                                                            ========              ========               =======

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                EQUITY RESIDENTIAL PROPERTIES TRUST



     April 3, 1997               By:        /s/ Michael J. McHugh
     -------------                   -------------------------------------------
        (Date)                                  Michael J. McHugh
                                 Senior Vice President, Chief Accounting Officer
                                                   and Treasurer