Form 10-Q
period 1997-03-31
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 1997-05-12
CIK 906107

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1997

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

At May 9, 1997, 53,756,013 of the Registrant's Common Shares of Beneficial Interest were outstanding.

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                         CONSOLIDATED BALANCE SHEETS
               (Amounts in thousands except for share amounts)
                                  (Unaudited)

                                                                                    March 31,         December 31,
                                                                                       1997               1996
                                                                                   ------------       -----------
ASSETS
Investment in rental property
  Land                                                                             $    325,198       $   284,879
  Depreciable property                                                                2,876,383         2,698,631
                                                                                   ------------       -----------
                                                                                      3,201,581         2,983,510
  Accumulated depreciation                                                             (328,321)         (301,512)
                                                                                   ------------       -----------
       Investment in rental property, net of accumulated depreciation                 2,873,260         2,681,998

Cash and cash equivalents                                                                84,829           147,271
Investment in mortgage notes, net                                                        86,895            86,596
Rents receivable                                                                          1,351             1,450
Deposits - restricted                                                                     9,007            20,637
Escrow deposits - mortgage                                                               17,582            15,434
Deferred financing costs, net                                                            14,425            14,555
Other assets                                                                             25,886            18,186
                                                                                   ------------       -----------

       Total assets                                                                $  3,113,235       $ 2,986,127
                                                                                   ============       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable                                                           $    795,723       $   755,434
  Notes, net                                                                            498,918           498,840
  Accounts payable and accrued expenses                                                  31,243            33,117
  Accrued interest payable                                                               15,447            12,737
  Due to affiliates                                                                         656               628
  Rents received in advance and other liabilities                                        18,904            15,838
  Security deposits                                                                      15,123            14,128
  Distributions payable                                                                  47,220            45,938
                                                                                   ------------       -----------
       Total liabilities                                                              1,423,234         1,376,660
                                                                                   ------------       -----------
Commitments and contingencies

Minority Interests                                                                      144,264           150,637
                                                                                   ------------       -----------
Shareholders' equity:
   Preferred Shares of beneficial interest, $.01 par value;
       10,000,000 shares authorized:
       9 3/8% Series A Cumulative Redeemable Preferred
         Shares of Beneficial Interest, liquidation preference
         $25 per share, 6,120,000 shares issued and outstanding                         153,000           153,000
       9 1/8% Series B Cumulative Redeemable Preferred
         Shares of Beneficial Interest, liquidation preference
         $250 per share, 500,000 shares issued and outstanding                          125,000           125,000
       9 1/8% Series C Cumulative Redeemable Preferred
         Shares of Beneficial Interest, liquidation preference
         $250 per share, 460,000 shares issued and outstanding                          115,000           115,000
   Common Shares of beneficial interest, $.01 par value,
       100,000,000 shares authorized, 53,712,826 shares issued
       and outstanding as of March 31, 1997 and 51,154,836
       shares issued and outstanding as of December 31, 1996                                537               512
   Paid in capital                                                                    1,243,736         1,147,214
   Employee notes                                                                        (5,229)           (5,255)
   Distributions in excess of accumulated earnings                                      (86,307)          (76,641)
                                                                                   ------------       -----------
       Total shareholders' equity                                                     1,545,737         1,458,830
                                                                                   ------------       -----------
       Total liabilities and shareholders' equity                                  $  3,113,235       $ 2,986,127
                                                                                   ============       ===========

                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in thousands except for per share data)
                                  (Unaudited)


                                                                                   Quarters Ended March 31,
                                                                                   -------------------------
                                                                                     1997            1996
                                                                                   -------------------------
REVENUES
  Rental income                                                                    $ 134,235       $ 101,443
  Fee and asset management                                                             1,578           1,545
  Interest income - investment in mortgage notes                                       3,683           2,710
  Interest and other income                                                            1,891             623
                                                                                   ---------       ---------
        Total revenues                                                               141,387         106,321
                                                                                   ---------       ---------
EXPENSES
    Property and maintenance                                                          32,334          28,530
    Real estate taxes and insurance                                                   13,911          10,279
    Property management                                                                5,671           4,435
    Fee and asset management                                                             967           1,106
    Depreciation                                                                      28,877          20,616
    Interest:
         Expense incurred                                                             23,293          18,241
         Amortization of deferred financing costs                                        603             944
    General and administrative                                                         2,975           2,215
                                                                                   ---------       ---------
        Total expenses                                                               108,631          86,366
                                                                                   ---------       ---------
Income before gain on disposition of properties
     and allocation to Minority Interests                                             32,756          19,955
   Gain on disposition of properties                                                   3,632           1,340
                                                                                   ---------       ---------
Income before allocation to Minority Interests                                        36,388          21,295

Income allocated to Minority Interests                                                (3,426)         (2,901)
                                                                                   ---------       ---------
Net income                                                                            32,962          18,394

Preferred distributions                                                               (9,061)         (6,437)
                                                                                   ---------       ---------
Net income available to Common Shares                                              $  23,901       $  11,957
                                                                                   =========       =========

Net income per weighted average Common Share outstanding                           $    0.46       $    0.32
                                                                                   =========       =========

Weighted average Common Shares outstanding                                            51,791          37,877
                                                                                   =========       =========

Distributions declared per Common Share outstanding                                $    0.63       $    0.59
                                                                                   =========       =========

                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                         Three Months Ended March 31,
                                                                                     -----------------------------------
                                                                                         1997                     1996
                                                                                     -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $  32,962                $   18,394
  Adjustments to reconcile net income to net cash provided by operating activities:
     Income allocated to Minority Interests                                              3,426                     2,901
     Depreciation                                                                       28,877                    20,616
     Amortization of deferred financing costs (including discount on
        1999 and 2002 Notes)                                                               681                     1,023
     Amortization of discount on investment in mortgage notes                             (750)                        -
     Gain on disposition of properties                                                  (3,632)                   (1,340)
     Changes in assets and liabilities:
        Decrease (increase) in rents receivable                                             99                        (4)
        Decrease in deposits - restricted                                                  127                      (216)
        (Increase) decrease in other assets                                             (4,299)                    1,108
        Increase (decrease) in due to affiliates                                            33                      (260)
        (Decrease) in accounts payable and accrued expenses                             (1,874)                     (202)
        Increase in accrued interest payable                                             2,710                     4,443
        Increase in rents received in advance and other liabilities                      3,346                       782
                                                                                    ----------                ----------
     Net cash provided by operating activities                                          61,706                    47,245
                                                                                    ----------                ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in rental properties, net                                                (152,612)                  (90,824)
  Improvements to rental property                                                       (6,276)                   (5,444)
  Additions to non-rental property                                                      (1,515)                     (384)
  Proceeds from disposition of rental property, net                                      4,771                     6,252
  Purchase of contract rights                                                           (3,500)                        -
  (Increase) decrease in mortgage deposits                                              (2,148)                      433
  Deposits (made) on rental property acquisitions                                       (5,258)                     (300)
  Deposits applied on rental property acquisitions                                      16,761                    15,107
  Payments received from investment in mortgage notes                                      451                       240
  Other investing activities                                                              (101)                      157
                                                                                    ----------                ----------
     Net cash (used for) investing activities                                         (149,427)                  (74,763)
                                                                                    ----------                ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of Common Shares                                                   89,576                   118,522
  Proceeds from exercise of options                                                      1,626                     1,167
  Redemption of Preference Units                                                            -                     (1,083)
  Payment of offering costs                                                               (101)                     (139)
  Distributions to Common Share and Preferred Share owners                             (41,034)                  (25,979)
  Distributions to Minority Interests                                                   (4,904)                   (4,838)
  Principal receipts on employee notes                                                     184                        18
  Proceeds from line of credit                                                              -                     37,000
  Repayments on line of credit                                                              -                   (102,000)
  Principal payments on mortgage notes payable                                         (20,562)                     (698)
  Loan and bond acquisition costs                                                         (501)                      (51)
  Increase in security deposits                                                            995                       667
                                                                                    ----------                ----------
     Net cash provided by financing activities                                          25,279                    22,586
                                                                                    ----------                ----------
Net (decrease) in cash and cash equivalents                                            (62,442)                   (4,932)
Cash and cash equivalents, beginning of period                                         147,271                    13,428
                                                                                    ----------                ----------
Cash and cash equivalents, end of period                                            $   84,829                $    8,496
                                                                                    ==========                ==========

                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                          Three Months Ended March 31,
                                                                               --------------------------------------------------
                                                                                    1997                               1996
                                                                               --------------------------------------------------
Supplemental information:
  Cash paid during the period for interest                                     $        20,583                    $      13,798
                                                                               ===============                    =============

  Mortgage loans assumed through acquisitions of rental properties             $        60,851                    $      27,438
                                                                               ===============                    =============

  Rental property assumed through foreclosure                                  $            -                     $      10,854
                                                                               ===============                    =============

                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Definition of special terms:

Capitalized terms used but not defined herein are as defined in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1996 ("Form 10-K").

1.  Business

    Equity Residential Properties Trust, formed in March 1993, and its subsidiaries (collectively, the "Company"), is a self-administered and self-managed equity real estate investment trust ("REIT"). As of March 31, 1997, the Company controlled a portfolio of 229 multifamily properties (individually a "Property" and collectively the "Properties"). The Company's interest in six of the Properties at the time of acquisition thereof consisted solely of ownership of debt collateralized by such Properties. The Company also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties (the "Additional Properties").

2.  Basis of Presentation

    The balance sheet and statements of operations and cash flows as of and for the quarter ended March 31, 1997 represent the consolidated financial information of the Company and its subsidiaries.

    Due to the Company's ability as general partner to control either through ownership or by contract the Operating Partnership, the Management Partnerships, the Financing Partnerships and the LLCs, each such entity has been consolidated with the Company for financial reporting purposes. In regard to Management Corp. and Management Corp. II, the Company does not have legal control; however, these entities are consolidated for financial reporting purposes, the effects of which are immaterial.

    These unaudited Consolidated Financial Statements of the Company have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes to the notes included in the Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior period's financial statements in order to conform with the current period presentation.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)


3.  Investment in Rental Property

    During the quarter ended March 31, 1997, the Company acquired the 12 Properties listed below. Each Property was purchased from an unaffiliated third party, except for Sedona Ridge, which was purchased from an affiliate of the Company, Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership ("Zell/Merrill I"). The cash portion of these transactions was funded primarily from proceeds raised from the December 1996 Common Share Offerings.

                                                                    Total
                                                                 Acquisition
  Date                                                 Number        Cost
Acquired  Property                  Location          of Units  (in thousands)
--------  --------                  --------          --------  --------------
01/02/97  Town Center               Kingwood, TX           258       $ 12,834
01/21/97  Harborview                San Pedro,  CA         160         19,000
01/31/97  The Cardinal              Greensboro, NC         256         13,124
02/12/97  Trails at Dominion        Houston, TX            843         38,251
02/25/97  Dartmouth Woods           Lakewood, CO           201         12,424
02/28/97  Rincon                    Houston, TX            288         21,129
02/28/97  Waterford at the Lakes    Kent, WA               344         19,246
03/17/97  Junipers at Yarmouth      Yarmouth, ME           225          9,162
03/20/97  Lincoln Harbor            Ft. Lauderdale, FL     324         22,168
03/24/97  Sedona Ridge              Phoenix, AZ            250         15,208
03/28/97  Club at the Green         Beaverton, OR          254         14,634
03/28/97  Knight's Castle           Wilsonville, OR        296         15,014
                                                         -----       --------
                                                         3,699       $212,194
                                                         =====       ========

4.  Disposition of Rental Properties

    On March 28, 1997, the Company sold Plantation Apartments located in Monroe, Louisiana for a sales price of $4.8 million. The gain for financial reporting purposes was approximately $3.6 million.

5.  Commitments to Acquire Rental Properties

    As of March 31, 1997, excluding the properties which were subsequently acquired as discussed in Note 15 of the Notes to Consolidated Financial Statements, the Company entered into an agreement to acquire one multifamily property containing 176 units from an unaffiliated third party. The expected purchase price is approximately $8.5 million. The Company also entered into a letter of intent with Zell/Merrill I to purchase eight multifamily properties containing 2,301 units. The expected combined purchase price is approximately $101.7 million, which includes the assumption of mortgage indebtedness of approximately $82.2 million.

    The closings of these pending transactions are subject to certain contingencies and conditions;

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)


therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraph.

6.  Investment in Mortgage Notes, Net

    Investment in mortgage notes, net represents the Company's investment in subordinated mortgages collateralized by the Additional Properties.

7.  Shareholders' Equity and Minority Interests

    In February 1997, the Company issued 33,971 Common Shares pursuant to the Employee Share Purchase Plan at a net price of $35.63 per share and received net proceeds of approximately $1.2 million.

    In March 1997, the Company completed offerings of an aggregate of 1,921,000 publicly registered Common Shares, which were sold to the public at a price of $46 per share (the "March 1997 Common Share Offerings"). The Company received net proceeds of approximately $88.3 million therefrom.

    The following table presents the changes in the Company's issued and outstanding Common Shares for the quarter ended March 31, 1997:

    Balance at January 1, 1997                                        51,154,836
    Common Shares issued through March 1997 Common Share Offerings     1,921,000
    Common Shares issued through Employee Share Purchase Plan             33,971
    Conversion of OP Units into Common Shares                            510,518
    Common Shares issued through restricted share awards                  28,246
    Common Shares issued through exercise of options                      64,255
                                                                      ----------
    Balance at March 31, 1997                                         53,712,826
                                                                      ==========

Assuming conversion of all OP Units into Common Shares, total Common Shares outstanding at March 31, 1997 would have been 61,060,536.

    The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest are collectively referred to as the "Minority Interests". As of March 31, 1997, the Minority Interests held 7,347,710 OP Units which represented a 12.03% interest in the Operating Partnership.

    Net proceeds from the Company's Common Share offerings are contributed by the Company to the Operating Partnership in return for an increased ownership percentage and are treated as capital transactions in the Company's Consolidated Financial Statements. As a result, the net offering proceeds are allocated between shareholders' equity and Minority Interests to account for the change in their respective percentage ownership of the underlying equity of the Operating

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)


Partnership.

    The Company paid a $0.625 per Common Share distribution on April 11, 1997 for the quarter ended March 31, 1997 to Common Share holders of record as of March 28, 1997.

    On April 15, 1997, the Company paid, for the quarter ended March 31, 1997, a $0.585938 per share distribution to Series A Preferred Share holders of record on March 28, 1997. The Company also paid a $.570313 per share distribution to both Series B Depositary Share holders and Series C Depositary Share holders of record as of March 28, 1997.

8.  Calculation of Net Income Per Weighted Average Common Share

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute net income per weighted average Common Share and to restate all prior periods. The impact of Statement 128 on the calculation of net income per weighted average Common Share and net income per weighted average Common Share-- assuming dilution for these quarters is not expected to be material.

9.  Mortgage Notes Payable

    As of March 31, 1997, the Company had outstanding mortgage indebtedness of approximately $795.7 million encumbering 90 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $148.1 million) was approximately $1.2 billion. In connection with the Properties acquired during the quarter ended March 31, 1997, the Company assumed the outstanding mortgage balances on five Properties in the aggregate amount of $60.9 million. Concurrent with the refinancing of certain tax-exempt bonds in 1996 and as a requirement of the credit provider of the bonds, the Financing Partnership, which owns certain of the Properties entered into interest rate protection agreements, which protection agreements were assigned to the credit provider as additional security. The Financing Partnership pays interest based on a fixed interest rate and the counterparty of the agreement pays interest at a floating rate which is calculated based on the Public Securities Association Index for municipal bonds ("PSA Municipal Index"). As of March 31, 1997, the aggregate notional amount of these agreements was approximately $166.4 million. The fixed interest rates for these agreements were 4.81% and 4.528%. The termination dates are October 1, 2003 and January 1, 2004. The Company simultaneously entered into substantially identical reverse interest rate protection agreements. Under these agreements the Company pays interest monthly at a floating rate based on the PSA Municipal Index and the counterparty pays interest based on a fixed interest rate. As of March 31, 1997, the aggregate notional amount of these agreements was approximately $166.4 million. The fixed interest rates received by the Company in exchange for paying interest based on the PSA Municipal Index for these agreements were 4.74% and 4.458%. The termination dates are October 1, 2003 and January 1, 2004. Collectively, these agreements effectively cost the Company 0.07% per annum on the current outstanding aggregate notional amount. The Company believes that it has limited exposure to the extent of non-performance by the counterparties of the agreements since each counterparty is a major U.S. financial institution, and the Company does not anticipate their non-performance. Furthermore, any non-performance by the counterparty is offset by non-performance by the Company.

    Scheduled maturities for the Company's outstanding mortgage indebtedness are at various dates through August 1, 2030. As of March 31, 1997, fixed interest rates on certain of these mortgage notes ranged from 4% to 10.27% and variable interest rates on certain of the mortgage notes ranged from 2.89% to 7.085%. During the quarter ended March 31, 1997, the Company repaid the outstanding mortgage balances on three Properties in the aggregate amount of $19.3

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)


million. Subsequent to March 31, 1997, the Company repaid the outstanding mortgage balance on two Properties in the amount of approximately $4.8 million. In February 1996, the Company entered into an interest rate protection agreement which hedged the interest rate risk of $50 million of mortgage loans scheduled to mature in September 1997 by locking the five year Treasury Rate, commencing October 1, 1997 through October 1, 2002.

10. Line of Credit

    The Company, through the Operating Partnership, has a $250 million unsecured line of credit with Morgan Guaranty Trust Company of New York and Bank of America Illinois. As of March 31, 1997, there were no amounts outstanding on this line of credit. Subsequent to March 31, 1997, the Company borrowed $100 million from its line of credit.

11. Notes

    Included in the note balance are the 1999 Notes, the Floating Rate Notes, the 2002 Notes and the 2026 Notes. As of March 31, 1997, the unamortized discount balances related to the 1999 Notes and the 2002 Notes were approximately $0.4 million and $0.7 million, respectively.
    In February 1996 the Company entered into an interest rate protection agreement that hedged the interest rate risk of the 1999 Notes by locking the effective four year Treasury Rate, commencing May 15, 1999 through May 2003. There was no current cost to the Company for entering into this agreement.

    In connection with the Floating Rate Notes, the Operating Partnership has entered into interest rate protection agreements which fix the interest rate at an effective rate of 7.075% through the term of the Floating Rate Notes.

    Prior to the issuance of the 2002 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance. The Operating Partnership made a one time settlement payment of this protection transaction, which was approximately $0.8 million and is being amortized over the term of the 2002 Notes. As of March 31, 1997, the unamortized balance of this cost was approximately $0.6 million.

    Prior to the issuance of the 2026 Notes, the Company entered into an interest rate protection agreement to effectively fix the interest rate cost of this issuance to 7.5%. The Operating Partnership received a one time settlement payment of this transaction, which was approximately $0.6 million, which amount is being amortized over the term of the 2026 Notes. As of March 31, 1997, the unamortized balance was approximately $0.5 million.

12. Deposits - restricted

    Deposits - restricted, as of March 31, 1997, primarily included deposits in the amount of approximately $4.8 million held in a third party escrow account. This deposit is expected to be utilized for the acquisition of an additional property. Also included in the deposits - restricted amount were tenant security and utility deposits made for certain of the Company's Properties.

13. Commitments and Contingencies

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

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)


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

14. Agreement and Plan of Merger

    On January 16, 1997, the Company entered into an Agreement and Plan of Merger regarding the acquisition of the multifamily property business of Wellsford, a Maryland real estate investment trust, through the tax free merger of the Company and Wellsford. The transaction is valued at approximately $1 billion and includes 72 multifamily properties containing 19,004 units. In the Merger, each outstanding common share of beneficial interest of Wellsford will be converted into .625 of a common share of the surviving company. The Merger is subject to approval of the common shareholders of the Company and Wellsford at special meetings of such shareholders called for May 28, 1997. The completion of the Merger is also conditioned upon certain other closing conditions. There is no assurance that the Merger will be consummated.

15.  Subsequent Events

    On April 4, 1997, the Company acquired three properties from an affiliate of the Company, Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership II, for a total purchase price of approximately $45.5 million, including the assumption of mortgage indebtedness of approximately $25.5 million. These properties were Indigo Springs, a 278-unit property located in Kent, Washington; Country Gables, a 288-unit property located in Portland, Oregon; and Watermark Square, a 390-unit property located in Portland, Oregon.

    On April 28, 1997, the Company made an $88 million investment in six mortgage loans which are collateralized by five multifamily properties.

    On April 29, 1997, the Company acquired Summit Chase Apartments, a 140-unit multifamily property located in Coral Springs, Florida, from an unaffiliated third party for a purchase price of approximately $5.6 million.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

Overview

    The following discussion and analysis of the results of operations and financial condition of the Company should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Company's ability to control the Operating Partnership, the Management Partnerships, the Financing Partnerships and the LLCs, each entity has been consolidated with the Company for financial reporting purposes. Capitalized terms used herein and not defined, are as defined in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1996.

Results of Operations

    Since the Company's IPO and through March 31, 1997, the Company has acquired direct or indirect interests in 172 properties (the "Acquired Properties"), containing 53,378 units in the aggregate for a total purchase price of approximately $2.6 billion, including the assumption of approximately $615 million of mortgage indebtedness. The Company's interest in six of the Acquired Properties at the time of acquisition thereof consisted solely of ownership of the debt collateralized by such Acquired Properties. The Company purchased its interests in ten of such Acquired Properties consisting of 2,694 units between the IPO and December 31, 1993; 84 of such Acquired Properties consisting of 26,285 units in 1994 (the "1994 Acquired Properties"); 17 of such Acquired Properties consisting of 5,035 units in 1995 (the "1995 Acquired Properties"); 49 of such Acquired Properties consisting of 15,665 units in 1996 (the "1996 Acquired Properties"); and 12 of such Acquired Properties consisting of 3,699 units in 1997 (the "1997 Acquired Properties"). In addition, in August 1995, the Company made an investment in partnership interests and subordinated mortgages collateralized by the 21 Additional Properties. The Acquired Properties were presented in the Consolidated Financial Statements of the Company from the date of each acquisition.

    During the quarter ended March 31, 1997, the Company disposed of one property (the "1997 Disposed Property") for a sales price of $4.8 million. During 1996, the Company also disposed of five properties containing 1,254 units (the "1996 Disposed Properties") for a total sales price of approximately $41.3 million.

    The Company's overall results of operations for the quarter ended March 31, 1997 have been impacted by the Company's acquisition and disposition activity. The significant increases in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense and property management can all primarily be attributed to the acquisition of the 1996 Acquired Properties and 1997 Acquired Properties. The impact of the 1996 Acquired Properties and 1997 Acquired Properties is discussed in greater detail in the following paragraphs. The Company's disposition activity partially offset the increases to these same accounts.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                     PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations (Continued)

    Properties that the Company owned for all of the quarter ended March 31, 1997 and March 31, 1996 (the "First Quarter 1997 Same Store Properties") also impacted the Company's results of operations and are discussed as well in the following paragraphs.

    Comparison of quarter ended March 31, 1997 to quarter ended March 31, 1996

    For the quarter ended March 31, 1997, income before gain on disposition of properties and allocation to Minority Interests increased by $12.8 million when compared to the quarter ended March 31, 1996. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation, interest expense and general and administrative expenses. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1997 Acquired Properties and 1996 Acquired Properties. These increases were partially offset by the 1996 Disposed Properties and the 1997 Disposed Properties. Interest income earned on the Company's mortgage note investment increased by $1 million, which included amortization of the discount of approximately $0.8 million, and was an additional factor that impacted the quarter to quarter changes.

    In regard to the First Quarter 1997 Same Store Properties, rental revenues increased by approximately $2.6 million or 2.7% primarily as a result of higher rental rates charged to new tenants and tenant renewals. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses decreased approximately $0.4 million or 1%. This decrease was primarily the result of lower medical and health care insurance costs, building and maintenance costs and leasing and advertising costs.

    Property management represents expenses associated with the management of the Company's Properties. These expenses increased by approximately $1.2 million primarily due to the continued expansion of the Company's property management business to facilitate the management of the Company's additional properties. The Company most recently opened new area offices in Houston, Texas; Ypsilanti, Michigan; Kansas City, Kansas; and Nashville, Tennessee.

    Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Company that are managed for affiliates. These expenses decreased slightly for the quarter ended March 31, 1997 when compared to the quarter ended March 31, 1996.

    Interest expense, including amortization of deferred financing costs, increased by approximately $4.7 million. This increase was primarily the result of an increase in the Company's average indebtedness outstanding which increased by $313.4 million. However, the Company's effective interest costs decreased from 8.05% in 1996 to 7.62% in 1997.

    General and administrative expenses, which include corporate operating expenses, increased

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                     PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations (Continued)

approximately $0.8 million between the periods under comparison. This increase was primarily due to adding corporate personnel, higher compensation costs and shareholder reporting costs as well as an increase in professional fees. General and administrative expenses as a percentage of total revenues were 2.10% for the quarter ended March 31, 1997.

Liquidity and Capital Resources

    As of January 1, 1997, the Company had approximately $147.3 million of cash and cash equivalents and $250 million available on its line of credit. After taking into effect the various transactions discussed in the following paragraphs, the Company's cash and cash equivalents balance at March 31, 1997 was approximately $84.8 million and the amount available on the Company's line of credit was $250 million. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash provided by financing activities, which amounts for each period under comparison are presented in the Company's Statements of Cash Flows.

    In February 1997, the Company issued 33,971 Common Shares pursuant to the Employee Share Purchase Plan and received net proceeds of approximately $1.2 million. The Company also completed the March 1997 Common Share Offerings and received net proceeds of approximately $88.3 million, which proceeds have been or will be utilized to purchase additional properties.

    With respect to Property acquisitions during the quarter, the Company purchased 12 Properties containing 3,699 units for a total purchase price of approximately $211 million, including the assumption of mortgage indebtedness of approximately $60.9 million. These acquisitions were primarily funded from proceeds received from the December 1996 Common Share Offerings. Subsequent to March 31, 1997, the Company acquired four additional properties containing 1,096 units for a total purchase price of approximately $51.1 million, including the assumption of mortgage indebtedness of approximately $25.5 million. These acquisitions were primarily funded with proceeds from the March 1997 Common Share Offerings. The Company is actively seeking to acquire additional multifamily properties with physical and market characteristics similar to the Properties and as of March 31, 1997 was under contract or negotiating with various sellers to purchase up to 2,477 units. The combined purchase price of these probable acquisitions is approximately $110.2 million, including the assumption of mortgage indebtedness of approximately $82.2 million. The closings of these transactions are subject to certain contingencies and conditions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects. The Company expects to fund these probable acquisitions from its line of credit.

    In addition, in April 1997, the Company made an $88 million investment in six mortgage loans collateralized by five properties. This investment was funded from the Company's line of credit.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                     PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations (Continued)

    During the quarter ended March 31, 1997, the Company disposed of one property which generated net proceeds of $4.8 million. Subsequently, these proceeds will be ultimately applied to purchase additional Properties.

    As of March 31, 1997, the Company had total indebtedness of approximately $1.3 billion, which included mortgage indebtedness of $795.7 million, of which $274 million represented tax exempt bond indebtedness, and unsecured debt of $498.9 million (net of a $1.1 million discount). During the quarter, the Company repaid an aggregate of $19.3 million of mortgage indebtedness on three of its Properties. These repayments were primarily funded from proceeds received from the December 1996 Common Share Offerings. The Company has, from time to time, entered into interest rate protection agreements to reduce the potential impact of increases in interest rates but has limited exposure to the extent of non-performance by the counterparties of each protection agreement since each counterparty is a major U.S. financial institution, and the Company does not anticipate their non-performance. No such financial instrument has been used for trading purposes. In February 1996, the Company entered into two interest rate protection agreements that will hedge the Company's interest rate risk at maturity of $175 million of indebtedness. The first agreement hedged the interest rate risk of $50 million of mortgage loans scheduled to mature in September 1997 by locking the five year Treasury Rate, commencing October 1, 1997. The second agreement hedged the interest rate risk of the Operating Partnership's 1999 Notes by locking the effective four year Treasury Rate commencing May 15, 1999. There was no current cost to the Company for entering into these agreements.

    During the quarter ended March 31, 1997, total capital expenditures for the Company approximated $8.8 million. Of this amount, approximately $1 million related to capital improvements and major repairs for certain of the 1994, 1995, 1996 and 1997 Acquired Properties. Capital improvements and major repairs for all of the Company's pre-IPO properties and certain Acquired Properties approximated $1.9 million, or $35 per unit. Capital spent for replacement-type items approximated $3.3 million, or $48 per unit. In regard to capital spent for upgrades at certain properties and tenant improvements with respect to the retail and commercial office space at one Property, the amount was approximately $1.1 million. Also included in total capital expenditures was approximately $1.5 million expended for non-real estate additions such as computer software, computer equipment, furniture and fixtures and leasehold improvements for the Company's ROCs and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for the remaining portion of 1997 are budgeted to be approximately $39.2 million.

    Minority Interests as of March 31, 1997 decreased by $6.4 million when compared to December 31, 1996. The primary factors that impacted this account during the three month period were distributions declared to Minority Interests, which amounted to $4.6 million for the

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                     PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations (Continued)

three month period, the allocation of income from operations in the amount of $3.4 million and the conversion of OP Units into Common Shares and the issuances of Common Shares during the quarter.

    Total distributions paid in April 1997 for the quarter ended March 31, 1997 amounted to approximately $47.2 million.

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

    On January 16, 1997, the Company entered into an Agreement and Plan of Merger regarding the acquisition of the multifamily property business of Wellsford, a Maryland real estate investment trust, through the tax free merger of the Company and Wellsford. The transaction is valued at approximately $1 billion and includes 72 multifamily properties containing 19,004 units. In the Merger, each outstanding common share of beneficial interest of Wellsford will be converted into .625 of a common share of the surviving company. In connection with the Merger, the Company may have to fund up to $67 million to cover certain transaction and termination costs, repay Wellsford's line of credit balance and fund an investment in a company to be spun off from Wellsford. The Merger is subject to approval of the common shareholders of the Company and Wellsford at special meetings of such shareholders called for May 28, 1997. The completion of the Merger is also conditioned upon certain other closing conditions. There is no assurance that the Merger will be consummated.

    The Company currently has a $250 million line of credit which is scheduled to mature in November 1999. As of May 9, 1997, $100 million was outstanding under the Company's line of credit.

Funds From Operations

    The Company generally considers FFO to be one measure of the performance of real estate companies including an equity REIT. The resolution adopted by the Board of Governors of NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company believes that FFO is helpful to investors as a measure of the performance of an

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                     PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations (Continued)

equity REIT because, along with cash flows from operating activities, financing activities and investing activities it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Company's calculation of FFO represents net income available to Common Shares, excluding gains on dispositions of properties, plus depreciation on real estate assets, income allocated to Minority Interests and amortization of deferred financing costs related to the Predecessor Business. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

    For the quarter ended March 31, 1997, FFO increased by $18.4 million representing a 54.3% increase when compared to the quarter ended March 31, 1996.

    The following is a reconciliation of net income available to Common Shares to FFO available to Common Shares and OP Units for the quarters ended March 31, 1997 and 1996:

                                                         Quarter      Quarter
                                                          Ended        Ended
                                                         3/31/97      3/31/96
                                                        ---------    ---------

Net income available to Common Shares                   $  23,901    $  11,957
Adjustments:
  Income allocated to Minority Interests                    3,426        2,901
  Depreciation on real estate assets                       28,432       20,133
  Amortization of deferred financing costs
    related to predecessor business                            58          159
  Gain on disposition of properties                        (3,632)      (1,340)
                                                          -------      -------
FFO available to Common Shares and OP
  Units                                                 $  52,185    $  33,810
                                                          =======      =======

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The discussion in Note 13 of "Notes to Consolidated Financial Statements" is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K
(A)  Exhibits:

12        Computation of Ratio of Earnings to Fixed Charges.

(B)  Reports on Form 8-K:

A report on Form 8-K, dated January 17, 1997, reporting information in connection with the Merger.

A report on Form 8-K, dated March 12, 1997, reporting information in connection with the Merger.

A report on Form 8-K, dated March 17, 1997, reporting information in connection with the Merger.

A report on Form 8-K, dated March 19, 1997, reporting information in connection with the March 1997 Common Share Offerings.

A report on Form 8-K, dated March 20, 1997, reporting information in connection with the March 1997 Common Share Offerings.

A report on Form 8-K, dated March 24, 1997, reporting information in connection with the March 1997 Common Share Offerings.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       EQUITY RESIDENTIAL PROPERTIES TRUST

Date: May 9, 1997             By:  /s/              Bruce C. Strohm
      -----------                      -----------------------------------------
                                                    Bruce C. Strohm
                                       Executive Vice President, General Counsel
                                                     and Secretary


Date: May 9, 1997             By: /s/              Michael J. McHugh
      -----------                      -----------------------------------------
                                                   Michael J. McHugh
                                        Senior Vice President, Chief Accounting
                                                 Officer and Treasurer