Form 10-Q
period 1997-06-30
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 1997-08-14
CIK 906107

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1997

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 1-12252

                      EQUITY RESIDENTIAL PROPERTIES TRUST
            (Exact Name of Registrant as Specified in Its Charter)

           Maryland                                    13-3675988
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

       Two North Riverside Plaza, Chicago, Illinois        60606
         (Address of Principal Executive Offices)        (Zip Code)

                                 (312) 474-1300
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                       ------   ------

                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At August 13, 1997, 73,663,079 of the Registrant's Common Shares of Beneficial Interest were outstanding.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands except for share amounts)
                                  (Unaudited)


                                                                                  June 30,             December 31,
                                                                                    1997                   1996
                                                                                 ----------           -------------
ASSETS
Investment in rental property
  Land                                                                           $  466,377            $   284,879
  Depreciable property                                                            4,016,057              2,698,631
                                                                                 ----------            -----------
                                                                                  4,482,434              2,983,510
  Accumulated depreciation                                                         (357,599)              (301,512)
                                                                                 ----------            -----------
       Investment in rental property, net of accumulated depreciation             4,124,835              2,681,998

Real estate held for disposition                                                      3,947                      -
Cash and cash equivalents                                                           311,358                147,271
Investment in mortgage notes, net                                                   174,764                 86,596
Rents receivable                                                                      2,078                  1,450
Deposits - restricted                                                                 6,112                 20,637
Escrow deposits - mortgage                                                           28,698                 15,434
Deferred financing costs, net                                                        14,306                 14,555
Other assets                                                                         72,636                 18,186
                                                                                 ----------            -----------
       Total assets                                                              $4,738,734            $ 2,986,127
                                                                                 ==========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable                                                         $  960,879            $   755,434
  Notes, net                                                                        754,508                498,840
  Accounts payable and accrued expenses                                              43,001                 33,117
  Accrued interest payable                                                           22,210                 12,737
  Due to affiliates                                                                     649                    628
  Rents received in advance and other liabilities                                    31,844                 15,838
  Security deposits                                                                  19,231                 14,128
  Distributions payable                                                              64,506                 45,938
                                                                                 ----------            -----------
       Total liabilities                                                          1,896,828              1,376,660
                                                                                 ----------            -----------
Commitments and contingencies

Minority Interests                                                                  179,222                150,637
                                                                                 ----------            -----------

                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                    CONSOLIDATED BALANCE SHEETS (continued)
                (Amounts in thousands except for share amounts)
                                  (Unaudited)


                                                                            June 30,                    December 31,
                                                                              1997                          1996
                                                                          -------------                 -------------
Shareholders' equity:
   Preferred Shares of beneficial interest, $.01 par value;
       100,000,000 shares authorized:
       9 3/8% Series A Cumulative Redeemable Preferred
         Shares of Beneficial Interest, liquidation preference
         $25 per share, 6,120,000 shares issued and outstanding          $      153,000                $      153,000
       9 1/8% Series B Cumulative Redeemable Preferred
         Shares of Beneficial Interest, liquidation preference
         $250 per share, 500,000 shares issued and outstanding                  125,000                       125,000
       9 1/8% Series C Cumulative Redeemable Preferred
         Shares of Beneficial Interest, liquidation preference
         $250 per share, 460,000 shares issued and outstanding                  115,000                       115,000
       8.60% Series D Cumulative Redeemable Preferred
         Shares of Beneficial Interest, liquidation preference
         $250 per share, 700,000 shares issued and outstanding                  175,000                             -
       Series E Cumulative Convertible Preferred
         Shares of Beneficial Interest, liquidation preference
         $25 per share, 3,999,800 shares issued and outstanding                  99,995                             -
       9.65% Series F Cumulative Redeemable Preferred
         Shares of Beneficial Interest, liquidation preference
         $25 per share, 2,300,000 shares issued and outstanding                  57,500                             -
   Common Shares of beneficial interest, $.01 par value,
       200,000,000 shares authorized, 73,632,558 shares issued
       and outstanding as of June 30, 1997 and 51,154,836
       shares issued and outstanding as of December 31, 1996                        736                           512
   Paid in capital                                                            2,050,152                     1,147,214
   Employee notes                                                                (5,202)                       (5,255)
   Distributions in excess of accumulated earnings                             (108,497)                      (76,641)
                                                                          -------------                 -------------
       Total shareholders' equity                                             2,662,684                     1,458,830
                                                                          -------------                 -------------
       Total liabilities and shareholders' equity                        $    4,738,734                $    2,986,127
                                                                          =============                 =============


                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in thousands except for per share data)
                                  (Unaudited)


                                                            Six Months Ended June 30,          Quarters Ended June 30,
                                                         -------------------------------       ------------------------
                                                             1997              1996                1997         1996
                                                         -------------------------------       ------------------------
REVENUES
  Rental income                                               $290,799          $209,239        $156,564       $107,796
  Fee and asset management                                       3,110             3,303           1,532          1,758
  Interest income - investment in mortgage notes                 8,011             5,866           4,328          3,156
  Interest and other income                                      4,404             1,180           2,513            557
                                                              --------          --------        --------       --------
     Total revenues                                            306,324           219,588         164,937        113,267
                                                              --------          --------        --------       --------

EXPENSES
    Property and maintenance                                    70,760            59,217          38,426         30,551
    Real estate taxes and insurance                             29,667            21,229          15,756         10,950
    Property management                                         11,819             8,800           6,148          4,365
    Fee and asset management                                     1,569             2,126             602          1,020
    Depreciation                                                62,775            42,933          33,898         22,317
    Interest:
         Expense incurred                                       50,924            37,024          27,631         18,783
         Amortization of deferred financing costs                1,220             1,895             617            951
    General and administrative                                   6,206             4,105           3,231          2,026
                                                              --------          --------        --------       --------

        Total expenses                                         234,940           177,329         126,309         90,963
                                                              --------          --------        --------       --------

Income before gain on disposition of properties
     and allocation to Minority Interests                       71,384            42,259          38,628         22,304
   Gain on disposition of properties                             3,632             2,346               -          1,006
                                                              --------          --------        --------       --------
Income before allocation to Minority Interests                  75,016            44,605          38,628         23,310

Income allocated to Minority Interests                          (6,345)           (5,923)         (2,919)        (3,022)
                                                              --------          --------        --------       --------

Net income                                                      68,671            38,682          35,709         20,288

Preferred distributions                                        (20,939)          (12,874)        (11,878)        (6,437)
                                                              --------          --------        --------       --------

Net income available to Common Shares                         $ 47,732          $ 25,808        $ 23,831       $ 13,851
                                                              ========          ========        ========       ========

Net income per weighted average Common Share outstanding      $   0.86          $   0.65        $   0.40       $   0.34
                                                              =========         ========        ========       ========

Weighted average Common Shares outstanding                      55,385            39,496          58,940         41,114
                                                              =========         ========        ========       ========

Distributions declared per Common Share outstanding           $   1.25          $   1.18        $   0.62       $   0.59
                                                              =========         ========        ========       ========


                             See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)


                                                                                                      Six Months Ended June 30,
                                                                                                      -------------------------
                                                                                                         1997          1996
                                                                                                      -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                            $ 68,671      $  38,682
 Adjustments to reconcile net income to net cash provided by operating activities:
  Income allocated to Minority Interests                                                                  6,345          5,923
  Depreciation                                                                                           62,775         42,933
  Amortization of deferred financing costs (including discount on
   1999 and 2002 Notes and premium on 2002-A Notes)                                                       1,279          2,052
  Amortization of discount on investment in mortgage notes                                                 (750)             -
  Gain on disposition of properties                                                                      (3,632)        (2,346)
  Changes in assets and liabilities:
   (Increase) in rents receivable                                                                          (326)          (661)
   (Increase) decrease in deposits - restricted                                                            (237)        10,872
   (Increase) decrease in other assets                                                                   (4,240)           757
   (Decrease) in due to affiliates                                                                           (6)          (200)
   Increase in accounts payable and accrued expenses                                                      5,093          6,262
   Increase (decrease) in accrued interest payable                                                        3,548           (307)
   Increase in rents received in advance and other liabilities                                            7,280          1,679
                                                                                                       --------      ---------
  Net cash provided by operating activities                                                             145,800        105,646
                                                                                                       --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in rental properties, net                                                                  (333,770)      (262,921)
 Improvements to rental property                                                                        (14,709)       (13,749)
 Additions to non-rental property                                                                        (2,730)          (725)
 Proceeds from disposition of rental property, net                                                        4,771         10,183
 Purchase of contract rights                                                                             (3,500)             -
 (Increase) in mortgage deposits                                                                        (11,700)          (711)
 Deposits (made) on rental property acquisitions                                                         (1,700)        (4,000)
 Deposits applied on rental property acquisitions                                                        16,761            100
 Investment in mortgage notes, net                                                                      (87,418)           386
 Merger costs and related activities                                                                    (51,639)             -
 Other investing activities, net                                                                        (34,953)           (96)
                                                                                                       --------      ---------
  Net cash (used for) investing activities                                                             (520,587)      (271,533)
                                                                                                       --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of Common Shares                                                                    488,889        229,787
 Proceeds from sale of Preferred Shares                                                                 175,000              -
 Proceeds from exercise of options                                                                        3,250          2,551
 Redemption of Preference Units                                                                               -         (1,083)
 Payment of offering costs                                                                               (6,082)          (334)
 Distributions to Common Share and Preferred Share owners                                               (83,662)       (55,736)
 Distributions to Minority Interests                                                                     (9,497)       (10,100)
 Principal receipts on employee notes                                                                       211             37
 Proceeds from restructuring of tax-exempt bond investments                                               9,350         72,195
 Proceeds from line of credit                                                                           185,000        157,000
 Repayments on line of credit                                                                          (185,000)      (229,000)
 Principal payments on mortgage notes payable                                                           (39,437)        (1,864)
 Loan and bond acquisition costs                                                                         (1,026)          (404)
 Increase in security deposits                                                                            1,878          1,316
                                                                                                       --------      ---------
   Net cash provided by financing activities                                                            538,874        164,365
                                                                                                       --------      ---------

Net increase (decrease) in cash and cash equivalents                                                    164,087         (1,522)
Cash and cash equivalents, beginning of period                                                          147,271         13,428
                                                                                                       --------      ---------

Cash and cash equivalents, end of period                                                               $311,358      $  11,906
                                                                                                       ========      =========

                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                          Six Months Ended June 30,
                                                                                          -------------------------
                                                                                             1997           1996
                                                                                          -------------------------
Supplemental information:
 Cash paid during the period for interest                                                  $ 41,451        $37,331
                                                                                           ========        =======

 Mortgage loans and unsecured notes assumed through Merger and
  acquisitions of rental properties                                                        $491,143        $30,878
                                                                                           ========        =======

 Rental property assumed through foreclosure                                               $      -        $10,854
                                                                                           ========        =======

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

1.   Business

     As used herein, the term "Company" includes Equity Residential Properties Trust and its subsidiaries as the survivor of the merger between Wellsford Residential Property Trust ("Wellsford") and Equity Residential Properties Trust ("EQR") (the "Merger"). The Company is engaged in the acquisition, ownership and operation of multifamily properties and is a self-administered and self-managed equity real estate investment trust ("REIT"). As of June 30, 1997, the Company controlled a portfolio of 320 multifamily properties (individually a "Property" and collectively the "Properties"). The Company's interest in six of the Properties at the time of acquisition thereof consisted solely of ownership of debt collateralized by such Properties. The Company also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties and mortgage loans collateralized by five properties, (collectively, the "Additional Properties").

2.   Basis of Presentation

     The Merger was treated as a purchase in accordance with Accounting Principles Board Opinion No. 16. Purchase accounting for a merger is the same as the accounting treatment used for the acquisition of any group of assets. The fair market value of the consideration given by the Company in the Merger was used as the valuation basis of the combination. The assets acquired and the liabilities assumed of Wellsford were recorded at their relative market values as of May 30, 1997 (the "Closing Date"). The accompanying consolidated financial statements include the results of operations of Wellsford from the Closing Date.

     Due to the Company's ability as general partner to control, either through ownership or by contract, the Operating Partnership, the Management Partnerships, the Financing Partnerships and the LLCs, each such entity has been consolidated with the Company for financial reporting purposes. In regard to Management Corp. and Management Corp. II, the Company does not have legal control; however, these entities are consolidated for financial reporting purposes, the effects of which are immaterial.

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

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

to the prior period's financial statements in order to conform with the current period presentation.

3.   Business Combinations

     On the Closing Date of the Merger, 72 Properties containing 19,004 units and other related assets were acquired for a total purchase price of approximately $1 billion. The purchase price consisted of 10.8 million Common Shares with a market value of $443.7 million, the liquidation value of $157.5 million for the Series E Preferred Shares and the Series F Preferred Shares, as defined in the paragraph below, the assumption of mortgage indebtedness and unsecured notes in the amount of $345 million, the assumption of other liabilities of approximately $33.5 million and other Merger related costs of approximately $23.4 million.

     In connection with the Merger, as of the Closing Date, each outstanding common share of beneficial interest of Wellsford was converted into .625 of a Common Share of the Company. In addition, Wellsford's Series A Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as the Company's 3,999,800 Series E Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series E Preferred Shares") and Wellsford's Series B Cumulative Redeemable Preferred Shares of Beneficial Interest were redesignated as the Company's 2,300,000 9.65% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series F Preferred Shares").

     The Series E Preferred Shares are cumulative from the date of original issue and are payable quarterly on January 1, April 1, July 1 and October 1 in an amount equal to $1.75 per share per annum. Each Series E Preferred Share is convertible at the option of the holder thereof at any time into Common Shares at a conversion price of $44.93 per Common Share (equivalent to a conversion rate of approximately .5564 Common Share for each Series E Preferred Share). The Series E Preferred Shares are not redeemable prior to November 1, 1998. On and after November 1, 1998, the Series E Preferred Shares may be redeemed at the option of the Company, in whole or in part, initially at $25.875 per share and thereafter at prices declining to $25.00 per share on and after November 1, 2003, plus accrued and unpaid distributions, if any, thereon.

     The Series F Preferred Shares are cumulative from the date of original issue and are payable on or about the fifteenth day of January, April, July and October of each year at the rate of 9.65% of the liquidation preference of $25 per share. The Series F Preferred Shares are not redeemable prior to August 24, 2000. On or after August 24, 2000, the Series F Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $25.00 per share, plus accrued and unpaid distributions, if any, thereon.

4.   Shareholders' Equity and Minority Interests

     During the first six months of 1997, the Company issued 44,136 Common Shares pursuant to the Employee Share Purchase Plan and received net proceeds of approximately $1.6 million.

     In March 1997, the Company completed offerings in the aggregate of 1,921,000 publicly registered Common Shares, which were sold to the public at a price of $46 per share (the "March 1997 Common Share Offerings"). The Company received net proceeds of approximately $88.3 million therefrom.

     On May 14, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register $500 million of equity securities (the "1997 Equity Shelf Registration"). The SEC declared this Registration effective on June 5, 1997.

     In May 1997, the Company sold 7,000,000 depositary shares (the "Series D Depositary Shares") pursuant to the 1997 Equity Shelf Registration. Each Series D Depositary Share represents a 1/10 fractional interest in a 8.60% Series D Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series D Preferred Shares"). The liquidation preference of each of the Series D Preferred shares is $250.00 (equivalent to $25 per Series D Depositary Share). The Company raised gross proceeds of approximately $175 million from this offering (the "Series D Preferred Share Offering"). The Company received net proceeds of approximately $169.5 million thereform.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)


     In June 1997, the Company completed four separate public offerings in the aggregate of 8,992,023 Common Shares, which were sold at prices ranging from $44.06 to $45.88 per share (the "June 1997 Common Share Offerings"). The Company received net proceeds of approximately $398.9 million therefrom.

     The following table presents the changes in the Company's issued and outstanding Common Shares for the six months ended June 30, 1997:

   Balance at January 1, 1997                                         51,154,836
   Common Shares issued through March 1997 Common Share Offerings      1,921,000
   Common Shares issued through June 1997 Common Share Offerings       8,992,023
   Common Shares issued through Employee Share Purchase Plan              44,136
   Common Shares issued through conversion of Wellsford common shares 10,823,016
   Conversion of OP Units into Common Shares                             537,970
   Common Shares issued through restricted share awards                   28,246
   Common Shares issued through exercise of options                      118,191
   Common Shares issued through 401(k) Plan                               13,140
                                                                      ----------
   Balance at June 30, 1997                                           73,632,558
                                                                      ==========

Assuming conversion of all OP Units into Common Shares, total Common Shares outstanding at June 30, 1997 would have been 80,952,816.

     The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest are collectively referred to as the "Minority Interests". As of June 30, 1997, the Minority Interests held 7,320,258 OP Units which represented a 9.04% interest in the Operating Partnership.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

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

     The Company paid a $0.625 per Common Share distribution on July 11, 1997 for the quarter ended June 30, 1997 to Common Shareholders of record as of June 27, 1997.

     On July 1, 1997, the Company paid, for the quarter ended June 30, 1997, a $0.4375 per share distribution to Series E Preferred Shareholders of record as of June 16, 1997. On July 15, 1997, the Company paid (i) a $0.585937 per share distribution to Series A Preferred Share holders of record as of June 27, 1997;
(ii) a $0.570312 per share distribution to both Series B Depositary Share holders and Series C Depositary Share holders of record as of June 27, 1997;
(iii) a $0.603125 per share distribution to Series F Preferred Share holders of record on June 27, 1997 and (iv) a $0.3344 per share distribution to Series D Preferred Share holders of record on June 27, 1997, representing the period from May 21, 1997 (the day of issuance) to July 15, 1997.

5.   Investment in Rental Property

     In addition to the Merger, during the six months ended June 30, 1997, the Company acquired the 31 Properties listed below. Each Property was purchased from an unaffiliated third party, except for 10 of the Properties, which were purchased from affiliates of the Company, Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership ("Zell/Merrill I") and subsidiaries of Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership II ("Zell/Merrill II"), for a total purchase price of $147.6 million. The cash portion of these transactions was funded primarily from proceeds raised from the March 1997 Common Share Offerings, the Series D Preferred Share Offering and the June 1997 Common Share Offerings.

                                                                         Total
                                                                      Acquisition
  Date                                                     Number       Cost (in
Acquired   Property                    Location           of Units    thousands)
--------   --------                    --------           --------    ----------
01/02/97   Town Center                 Kingwood, TX         258          $12,843
01/21/97   Harborview                  San Pedro, CA        160           19,040
01/31/97   The Cardinal                Greensboro, NC       256           13,125
02/12/97   Trails at Dominion          Houston, TX          843           38,335
02/25/97   Dartmouth Woods             Lakewood, CO         201           12,454
02/28/97   Rincon                      Houston, TX          288           21,138
02/28/97   Waterford at the Lakes      Kent, WA             344           19,281

                     EQUITY RESIDENTIAL PROPERTIES TRUST

                                 (Unaudited)

03/17/97     Junipers at Yarmouth                        Yarmouth, ME           225      9,190
03/20/97     Lincoln Harbor                              Ft. Lauderdale, FL     324     22,212
03/24/97     Sedona Ridge                                Phoenix, AZ            250     15,226
03/28/97     Club at the Green                           Beaverton, OR          254     14,648
03/28/97     Boulder Creek (formerly Knight's Castle)    Wilsonville, OR        296     15,060
04/04/97     Country Gables                              Beaverton, OR          288     17,079
04/04/97     Watermark Square                            Portland, OR           390     15,845
04/04/97     Indigo Springs                              Kent, WA               278     12,720
04/29/97     Summit Chase                                Coral Springs, FL      140      5,548
05/13/97     Willow Brook                                Durham, NC             176      8,515
05/15/97     The Willows                                 Knoxville, TN          250     11,016
05/21/97     Cascade at Landmark                         Alexandria, VA         277     23,255
05/21/97     Sabal Palm Club                             Pompano Beach, FL      416     23,714
05/21/97     Tamarlane                                   Portland, ME           115      5,843
05/22/97     Spinnaker Cove                              Hermitage, TN          278     14,230
05/29/97     Banyan Lake                                 Boynton Beach, FL      288     13,942
05/30/97     Wyndridge III                               Memphis, TN            284     15,047
06/06/97     Wyndridge II                                Memphis, TN            284     15,099
06/13/97     Windemere                                   Mesa, AZ               224      9,602
06/13/97     Preston Bend                                Dallas, TX             255     11,022
06/13/97     Highline Oaks                               Denver, CO             220     10,726
06/17/97     Hunter's Ridge/South Pointe                 St. Louis, MO          390     19,489
06/19/97     Club at Tanasbourne                         Hillsboro, OR          352     19,780
06/26/97     Wood Creek                                  Pleasant Hill, CA      256     32,717
                                                                                ---     ------
                                                                              8,860   $497,741
                                                                              =====   ========



6.   Disposition of Rental Properties

     On March 28, 1997, the Company sold Plantation Apartments located in Monroe, Louisiana for a sales price of $4.8 million. The gain for financial reporting purposes was approximately $3.6 million.

7.   Commitments to Acquire Rental Properties

     As of June 30, 1997, in addition to the properties which were subsequently acquired as discussed in Note 16 of the Notes to Consolidated Financial Statements, the Company had entered into agreements to acquire five multifamily properties containing 1,363 units from various unaffiliated third parties. The expected combined purchase price is approximately $55.7 million, which includes the assumption of mortgage indebtedness of approximately $25.1 million.

     The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final

                     EQUITY RESIDENTIAL PROPERTIES TRUST

                                 (Unaudited)


terms thereof will not differ in material respects from those summarized in the preceding paragraph.


8.   Investment in Mortgage Notes, Net

     On April 28, 1997, the Company made an $88 million investment in six mortgage loans collateralized by five multifamily properties. These five multifamily properties are included in the Additional Properties.

     Investment in mortgage notes, net, represents the Company's investment in subordinated mortgages and mortgage loans collateralized by the Additional Properties.

9.   Calculation of Net Income Per Weighted Average Common Share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute net income per weighted average Common Share and to restate all prior periods. The impact of Statement 128 on the calculation of net income per weighted average Common Share and net income per weighted average Common Share-assuming dilution for these quarters is not expected to be material.

10.  Mortgage Notes Payable

     As of June 30, 1997, the Company had outstanding mortgage indebtedness of approximately $960.9 million encumbering 106 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $135.7 million) was approximately $1.5 billion. In connection with the Properties acquired during the six months ended June 30, 1997, including the effects of the Merger, the Company assumed the outstanding mortgage balances on 21 Properties in the aggregate amount of $235.5 million.

     Concurrent with the refinancing of certain tax-exempt bonds and as a requirement of the credit provider of the bonds, the Financing Partnership, which owns certain of the Properties entered into interest rate protection agreements, which were assigned to the credit provider as additional security. The Financing Partnership pays interest based on a fixed interest rate and the counterparty of the agreement pays interest to the Company at a floating rate which is calculated based on the Public Securities Association Index for municipal bonds ("PSA Municipal Index"). As of June 30, 1997, the aggregate notional amount of these agreements was approximately $175.3 million. The fixed interest rates for these agreements were 4.81%, 4.528% and 4.90%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004. The Company simultaneously entered into substantially identical reverse interest rate protection agreements. Under these agreements the Company pays interest monthly at a floating rate based on the PSA Municipal Index and the counterparty pays interest to the Company based on a fixed

                     EQUITY RESIDENTIAL PROPERTIES TRUST

                                 (Unaudited)

interest rate. As of June 30, 1997, the aggregate notional amount of these agreements was approximately $175.3 million. The fixed interest rates received by the Company in exchange for paying interest based on the PSA Municipal Index for these agreements were 4.74%, 4.458% and 4.83%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004. Collectively, these agreements effectively cost the Company 0.07% per annum on the current outstanding aggregate notional amount. The Company believes that it has limited exposure to the extent of non-performance by the counterparties of the agreements since each counterparty is a major U.S. financial institution, and the Company does not anticipate their non-performance. Furthermore, any non-performance by the counterparty is offset by non-performance by the Company.

     Scheduled maturities for the Company's outstanding mortgage indebtedness are at various dates through August 1, 2030. As of June 30, 1997, fixed interest rates on certain of these mortgage notes ranged from 4% to 10.27% and variable interest rates on certain of the mortgage notes ranged from 3.90% to 7.030%. During the six months ended June 30, 1997, the Company repaid the outstanding mortgage balances on seven Properties in the aggregate amount of $36.6 million. Subsequent to June 30, 1997, the Company repaid the outstanding mortgage balance on two Properties in the amount of approximately $16.2 million. In February 1996, the Company entered into an interest rate protection agreement which hedged the interest rate risk of $50 million of mortgage loans scheduled to mature in September 1997 by locking the five year Treasury Rate, commencing October 1, 1997 through October 1, 2002.

11.  Line of Credit

     The Company, through the Operating Partnership, has a $250 million unsecured line of credit with Morgan Guaranty Trust Company of New York and Bank of America Illinois. As of June 30, 1997, there were no amounts outstanding on this line of credit.

12.  Notes

     Included in the note balance are the 1999 Notes, the Floating Rate Notes, the 2002 Notes, the 2026 Notes and four unsecured note issuances assumed in connection with the Merger. These notes assumed are discussed in the following three paragraphs. As of June 30, 1997, the unamortized discount balances related to the 1999 Notes and the 2002 Notes were approximately $0.3 million and $0.7 million, respectively.

     In January 1995, $100 million of senior unsecured notes due February 1, 2002 (the "2002-A Notes") were issued. The 2002-A Notes bear interest at a rate of 9.375%, which is payable semiannually in arrears on August 1 and February 1. In connection with the 2002-A Notes, the Company recorded a premium in the amount of $5.6 million, which is being amortized over the remaining life of the notes on a straight-line basis. As of June 30, 1997, the unamortized premium balance relating to the 2002-A Notes was approximately $5.5 million.

                     EQUITY RESIDENTIAL PROPERTIES TRUST

                                 (Unaudited)

     In August 1995, $125 million of senior unsecured notes were issued. Of the $125 million issued, $55 million of these notes are due August 15, 2000 (the "2000 Notes") and bear interest at a rate of 7.25%, which is payable semiannually in arrears on February 15 and August 15. The remaining $70 million of these notes are due August 15, 2005 (the "2005 Notes") and bear interest at a rate of 7.75%, which is payable semiannually in arrears on February 1 and August 1.

     In November 1996, $25 million of medium term floating rate notes due November 24, 1999 (the "1999-A Notes") were issued. The 1999-A Notes bear interest at 90 day LIBOR plus 0.32%, which is payable quarterly in arrears on the 25th day of each February, May, August and November.

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

     Prior to the issuance of the 2002 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance. The Operating Partnership made a one time settlement payment of this protection transaction, which was approximately $0.8 million and is being amortized over the term of the 2002 Notes. As of June 30, 1997, the unamortized balance of this cost was approximately $0.5 million.

     Prior to the issuance of the 2026 Notes, the Company entered into an interest rate protection agreement to effectively fix the interest rate cost of this issuance. The Operating Partnership received a one time settlement payment of this transaction, which was approximately $0.6 million, which amount is being amortized over the term of the 2026 Notes. As of June 30, 1997, the unamortized balance was approximately $0.5 million.

13.  Deposits - restricted

     Deposits - restricted, as of June 30, 1997, included deposits in the amount of approximately $1.7 million held in third party escrow accounts. These deposits are expected to be utilized for the acquisition of additional properties. Also included in the deposits - restricted amount were tenant security and utility deposits made for certain of the Company's Properties.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

14.  Summarized Pro Forma Condensed Statement of Operations (unaudited)

     The following Summarized Pro Forma Condensed Statement of Operations has been prepared as if the March 1997 Common Share Offerings, the Series D Preferred Share Offering, the June 1997 Common Share Offerings, the Merger, the acquisition of an additional 31 Properties, including the related assumption of $167.7 million of mortgage indebtedness, the repayment of $36.6 million of mortgage indebtedness and the disposition of one property had occurred on January 1, 1997. This would result in 73,632,558 Common Shares outstanding. In management's opinion, the Summarized Pro Forma Condensed Statement of Operations does not purport to present what actual results would have been had the above transactions occurred on January 1, 1997, or to project results for any future period. The amounts presented in the following statement are in thousands except for share amounts:

                                                     Summarized Pro Forma
                                                      Condensed Statement
                                                         of Operations
                                                   For the Six Months Ended
                                                         June 30, 1997
                                                     (Amounts in thousands
                                                   except per share amounts)
                                                   -------------------------
Total Revenues                                          $  380,349
                                                        ----------
Total Expenses                                             291,686
                                                        ----------
Pro Forma income before allocation to Minority
 Interests                                                  88,663
                                                        ----------
Pro Forma net income                                        83,533
                                                        ----------
Preferred distributions                                     31,921
                                                        ----------
Pro Forma net income available for Common Shares            51,612
                                                        ==========
Pro Forma net income per Common Share                   $     0.70
                                                        ==========

15.  Commitments and Contingencies

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

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

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

16.  Subsequent Events

     On July 2, 1997, the Company acquired two properties from Zell/Merrill I for a total purchase price of approximately $15 million, including the assumption of mortgage indebtedness of approximately $12.1 million. These properties were Mountain Brook, a 280-unit property located in Chattanooga, Tennessee and Ridgemont, a 226-unit property located in Chattanooga, Tennessee.

     On July 7, 1997, the Company entered into an agreement to acquire 17 multifamily properties containing 5,015 units from an unaffiliated third party for a total purchase price of $292 million, which includes the assumption of mortgage indebtedness of $136 million and the issuance of Common Shares in the amount of approximately $156 million. The closing of this pending transaction is subject to certain contingencies and conditions; therefore, there can be no assurance that this transaction will be consummated or that the final terms thereof will not differ in material respects from those summarized above.

     On July 11, 1997, the Company acquired Foxchase Apartments, a 260-unit multifamily property located in Grand Prairie, Texas, from an unaffiliated third party for a purchase price of approximately $8.25 million, including the assumption of mortgage indebtedness of approximately $5.5 million.

     On July 18, 1997, the Company acquired La Mirage Apartments, a 1,070-unit multifamily property, including adjacent undeveloped land, located in San Diego, California, from an unaffiliated third party for a purchase price of approximately $128.75 million.

     On July 28, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register $750 million in equity securities. The SEC declared this Registration effective on August 4, 1997.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

     On July 31, 1997, the Company acquired Bay Ridge Apartments, a 60-unit multifamily property located in San Pedro, California, from an unaffiliated third party for a purchase price of approximately $4.5 million.

     On July 30, 1997, the Company entered into a nonbinding letter of intent with a private unaffiliated REIT to acquire 48 multifamily properties containing 11,277 units for a total purchase price of $633 million, which may include the assumption of mortgage indebtedness of up to $400 million. The closing of this pending transaction is subject to entering into a binding agreement and certain other contingencies and conditions; therefore, there can be no assurance that this transaction will be consummated or that the final terms thereof will not differ in material respects from those summarized above.

     On August 7, 1997, the Company acquired Boynton Place Apartments, a 192-unit multifamily property located in Boynton Beach, Florida, from an unaffiliated third party for a purchase price of approximately $9.17 million.

     On August 7, 1997, the Company acquired Gates of Redmond Apartments, a 180-unit multifamily property located in Redmond, Washington, from an unaffiliated third party for a purchase price of approximately $14.4 million, which included the assumption of mortgage indebtedness of $6.5 million and the issuance of OP units with a value of $2.8 million.

     On August 12, 1997, the Company acquired Crosswinds Apartments, a 208-unit multifamily property located in St. Petersburg, Florida, from an unaffiliated third party for a purchase price of approximately $7.3 million.

     On August 12, 1997, the Company acquired Cambridge Village Apartments, a 200-unit multifamily property located in Lewisville, Texas, from an unaffiliated third party for a purchase price of approximately $9.5 million.

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

Results of Operations

     Since EQR's IPO and through June 30, 1997, the Company has acquired direct or indirect interests in 263 properties, including properties acquired through the Merger, (the "Acquired Properties"), containing 77,543 units in the aggregate for a total purchase price of approximately $3.9 billion, including the assumption of approximately $790 million of mortgage indebtedness. The Company's interest in six of the Acquired Properties at the time of acquisition thereof consisted solely of ownership of the debt collateralized by such Acquired Properties. The Company purchased its interests in ten of such Acquired Properties consisting of 2,694 units between the IPO and December 31, 1993 (the "1993 Acquired Properties"); 84 of such Acquired Properties consisting of 26,285 units in 1994 (the "1994 Acquired Properties"); 17 of such Acquired Properties consisting of 5,035 units in 1995 (the "1995 Acquired Properties"); 49 of such Acquired Properties consisting of 15,665 units in 1996 (the "1996 Acquired Properties"); and 103 of such Acquired Properties consisting of 27,864 units in 1997 (the "1997 Acquired Properties"). In addition, in August 1995, the Company made an investment in partnership interests and subordinated mortgages collateralized by 21 of the Additional Properties. Also, in April 1997, the Company made an $88 million investment in six mortgage loans collateralized by five of the Additional Properties. The Acquired Properties were presented in the Consolidated Financial Statements of the Company from the date of each acquisition.

     During the six months ended June 30, 1997, the Company disposed of one property (the "1997 Disposed Property") for a sales price of $4.8 million.

     The Company's overall results of operations for the quarter and six months ended June 30, 1997 have been impacted by the Company's acquisition and disposition activity. The significant increases in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense and property management can all primarily be attributed to the acquisition of the 1996 Acquired Properties and 1997 Acquired Properties. The impact of the 1996 Acquired Properties and 1997 Acquired Properties is discussed in greater detail in the following paragraphs. The Company's disposition activity partially offset the increases to these same accounts.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Properties that the Company owned for all of both six month periods ended June 30, 1997 and June 30, 1996 (the "Six-Month 1997 Same Store Properties") and Properties that the Company owned for all of both the quarters ended June 30, 1997 and June 30, 1996 (the "Second-Quarter 1997 Same Store Properties") also impacted the Company's results of operations and are discussed as well in the following paragraphs.

Comparison of six months ended June 30, 1997 to six months ended June 30, 1996

     For the six months ended June 30, 1997, income before gain on disposition of properties and allocation to Minority Interests increased by $29.1 million when compared to the six months ended June 30, 1996. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses and depreciation expense. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1997 Acquired Properties and 1996 Acquired Properties. These increases were partially offset by the 1996 Disposed Properties and the 1997 Disposed Property. The increase in interest income of $2.1 million earned on the Company's mortgage note investments is primarily attributable to the $88 million investment on six mortgage loans made in the quarter ended June 30, 1997.

     In regard to the Six-Month 1997 Same Store Properties, rental revenues increased by approximately $5.2 million or 2.7% primarily as a result of higher rental rates charged to new tenants and tenant renewals. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses decreased approximately $1.8 million or 2.3%. This decrease was primarily the result of lower medical and health care insurance costs, building and maintenance costs and leasing and advertising costs.

     Property management represents expenses associated with the management of the Company's Properties. These expenses increased by approximately $3 million primarily due to the continued expansion of the Company's property management business to facilitate the management of the Company's additional properties. The Company most recently opened new area offices in Houston, Texas; Ypsilanti, Michigan; Kansas City, Kansas; Irvine, California; Raleigh, North Carolina and assumed area offices in Tulsa and Oklahoma City, Oklahoma, related to the Merger.

     Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Company that are managed for affiliates. These expenses decreased by $0.6 million for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996, due to the disposition of certain of these properties.

     Interest expense, including amortization of deferred financing costs, increased by approximately $13.2 million. The increase was primarily the result of an increase in the Company's average indebtedness which increased by $419.1 million, primarily due to the Merger.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

However, the Company's effective interest costs decreased from 8.02% in 1996 to 7.54% in 1997.

     General and administrative expenses, which include corporate operating expenses, increased approximately $2.1 million between the periods under comparison. This increase was primarily due to adding corporate personnel, higher compensation costs and shareholder reporting costs as well as an increase in professional fees. General and administrative expenses as a percentage of total revenues was 2.03% for the six months ended June 30, 1997.

   Comparison of quarter ended June 30, 1997 to quarter ended June 30, 1996

     For the quarter ended June 30, 1997, income before gain on disposition of properties and allocation to Minority Interests increased by $16.3 million when compared to the quarter ended June 30, 1996. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation, interest expense and general and administrative expenses. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1997 Acquired Properties and 1996 Acquired Properties. These increases were partially offset by the 1996 Disposed Properties and the 1997 Disposed Property. The increase in interest income of $1.2 million earned on the Company's mortgage note investments is primarily attributable to the $88 million investment on six mortgage loans made in the quarter ended June 30, 1997.
     In regard to the Second Quarter 1997 Same Store Properties, rental revenues increased by approximately $3 million or 2.9% primarily as a result of higher rental rates charged to new tenants and tenant renewals. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses decreased approximately $0.8 million or 2%. This decrease was primarily the result of lower medical and health care insurance costs, building and maintenance costs and leasing and advertising costs.

     Property management represents expenses associated with the management of the Company's Properties. These expenses increased by approximately $1.8 million primarily due to the continued expansion of the Company's property management business to facilitate the management of the Company's additional properties. The Company most recently opened new area offices in Houston, Texas; Ypsilanti, Michigan; Kansas City, Kansas; Irvine, California; Raleigh, North Carolina and assumed area offices in Tulsa and Oklahoma City, Oklahoma, related to the Merger.

     Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Company that are managed for affiliates. These expenses decreased $0.4 million for the quarter ended June 30, 1997 when compared to the quarter ended June 30, 1996, due to the disposition of certain of these properties.

     Interest expense, including amortization of deferred financing costs, increased by approximately $8.5 million. This increase was primarily the result of an increase in the Company's

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

average indebtedness outstanding which increased by $491.6 million, primarily due to the Merger. However, the Company's effective interest costs decreased from 8.0% in 1996 to 7.63% in 1997.

     General and administrative expenses, which include corporate operating expenses, increased approximately $1.2 million between the periods under comparison. This increase was primarily due to adding corporate personnel, higher compensation costs and shareholder reporting costs as well as an increase in professional fees. General and administrative expenses as a percentage of total revenues was 1.96% for the quarter ended June 30, 1997.

Liquidity and Capital Resources

     As of January 1, 1997, the Company had approximately $147.3 million of cash and cash equivalents and $250 million available on its line of credit. After taking into effect the various transactions discussed in the following paragraphs, the Company's cash and cash equivalents balance at June 30, 1997 was approximately $311.4 million and the amount available on the Company's line of credit was $250 million. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash provided by financing activities, which amounts for each period under comparison are presented in the Company's Statements of Cash Flows.

     During the first six months of 1997, the Company issued 44,136 Common Shares pursuant to the Employee Share Purchase Plan and received net proceeds of approximately $1.6 million. The Company also completed the March 1997 Common Share Offerings, the Series D Preferred Share Offering, and the June 1997 Common Share Offerings and received net proceeds of approximately $656.7 million, which proceeds have been or will be utilized to purchase additional properties.

     With respect to Property acquisitions during the first six months of 1997, including the effects of the Merger, the Company purchased 103 Properties containing 27,864 units for a total purchase price of approximately $1.5 billion, including the assumption of mortgage indebtedness and unsecured notes of approximately $491.1 million. These acquisitions were primarily funded from proceeds received from the March 1997 Common Share Offerings, the Series D Preferred Share Offering and the June 1997 Common Share Offerings. Subsequent to June 30, 1997, the Company acquired nine additional properties containing 2,676 units for a total purchase price of approximately $196.9 million, including the assumption of mortgage indebtedness of approximately $24.1 million and the issuance of OP units valued at $2.8 million. These acquisitions were primarily funded with proceeds from the June 1997 Common Share Offerings. The Company is actively seeking to acquire additional multifamily properties with physical and market characteristics similar to the Properties and as of August 13, 1997 was under contract or negotiating with various sellers to purchase up to 27,118 units. The combined purchase price of these probable acquisitions is approximately $1.5 billion, including the assumption of mortgage indebtedness of approximately $835.9 million and issuance of Common Shares in the amount of approximately $156 million. The closings of these transactions are subject to certain contingencies and conditions, therefore, there can be no

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

assurance that these transactions will be consummated or that the final terms will not differ in material respects. The Company expects to fund these probable acquisitions from its remaining proceeds of the June 1997 Common Share Offerings, its line of credit and through the issuance of additional unsecured notes and or equity securities.

     As of June 30, 1997, the Company had total indebtedness of approximately $1.7 billion, which included mortgage indebtedness of $960.9 million, of which $387.8 million represented tax-exempt bond indebtedness, and unsecured debt of $754.5 million (net of a $1 million discount). During the six months ended June 30, 1997, the Company repaid an aggregate of $36.6 million of mortgage indebtedness on seven of its Properties. The Company has, from time to time, entered into interest rate protection agreements to reduce the potential impact of increases in interest rates but has limited exposure to the extent of non-performance by the counterparties of each protection agreement since each counterparty is a major U.S. financial institution, and the Company does not anticipate their non-performance. No such financial instrument has been used for trading purposes. In February 1996, the Company entered into two interest rate protection agreements that will hedge the Company's interest rate risk at maturity of $175 million of indebtedness. The first agreement hedged the interest rate risk of $50 million of mortgage loans scheduled to mature in September 1997 by locking the five year Treasury Rate, commencing October 1, 1997. This agreement was cancelled in July 1997 in conjunction with a new interest rate agreement discussed below. The second agreement hedged the interest rate risk of the Operating Partnership's 1999 Notes by locking the effective four year Treasury Rate commencing May 15, 1999. There was no current cost to the Company for entering into these agreements. In July 1997, the Company entered into two interest rate protection agreements to effectively fix the interest rate cost of the Company's anticipated issuance of unsecured notes in September 1997. One agreement was for a notional amount of $100 million with a locked in treasury rate at 6.134%. The second agreement was for a notional amount of $75 million with a locked in treasury rate of 6.287%.

     During the six months ended June 30, 1997, total capital expenditures for the Company approximated $21.7 million. Of this amount, approximately $3.1 million related to capital improvements and major repairs for certain of the 1994, 1995, 1996 and 1997 Acquired Properties. Capital improvements and major repairs for all of the Company's pre-IPO properties and certain Acquired Properties approximated $5.5 million, or $74 per unit. Capital spent for replacement-type items approximated $8.1 million, or $109 per unit. In regard to capital spent for upgrades at certain properties and tenant improvements with respect to the retail and commercial office space at one Property, the amount was approximately $2.3 million. Also included in total capital expenditures was approximately $2.7 million expended for non-real estate additions such as computer software, computer equipment, furniture and fixtures and leasehold improvements for the Company's ROCs and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for the remaining portion of 1997 are budgeted to be approximately $26.3 million.

     Minority Interests as of June 30, 1997 increased by $28.6 million when compared to December 31, 1996. The primary factors that impacted this account during the six month period were distributions declared to Minority Interests, which amounted to $9.2 million for the six month period, the allocation of income from operations in the amount of $6.3 million and the

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

conversion of OP Units into Common Shares and the issuances of Common Shares during the six months.

     Total distributions paid in July, 1997 for the quarter ended June 30, 1997 amounted to approximately $64.5 million.

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

     The Company currently has a $250 million line of credit which is scheduled to mature in November 1999. As of August 13, 1997, no amounts were outstanding under the Company's line of credit. The Company is currently negotiating to increase its line of credit to $500 million. The Company expects to have this completed by September 1997.

Funds From Operations

   The Company generally considers FFO to be one measure of the performance of real estate companies including an equity REIT. The resolution adopted by the Board of Governors of NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities it provides investors with an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Company's calculation of FFO represents net income available to Common Shares, excluding gains on dispositions of properties, plus depreciation on real estate assets, income allocated to Minority Interests and amortization of deferred financing costs related to the Predecessor Business. The Company's

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

     For the six months ended June 30, 1997, FFO increased by $40.8 million representing a 57% increase when compared to the six months ended June 30, 1996. For the quarter ended June 30, 1997, FFO increased by $22.4 million representing a 59.3% increase when compared to the quarter ended June 30, 1996.

     The following is a reconciliation of net income available to Common Shares to FFO available to Common Shares and OP Units for the six months and quarters ended June 30, 1997 and 1996:

                                                    Six         Six
                                                   Months      Months     Quarter    Quarter
                                                    Ended       Ended      Ended      Ended
                                                   6/30/97     6/30/96    6/30/97    6/30/96
                                                   --------    -------    -------    -------
Net income available to Common Shares              $ 47,732    $25,808    $23,831    $13,851
Adjustments:
  Income allocated to Minority Interests              6,345      5,923      2,919      3,022
  Depreciation on real estate assets                 61,885     41,937     33,453     21,804
  Amortization of deferred financing costs
    related to predecessor business                     116        316         58        157
  Gain on disposition of properties                  (3,632)    (2,346)        (0)    (1,006)
                                                   --------    -------     ------    -------
FFO available to Common Shares and OP Units        $112,446    $71,638    $60,261    $37,828
                                                   ========    =======    =======    =======

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The discussion in Note 15 of "Notes to Consolidated Financial Statements" is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits:

12      Computation of Ratio of Earnings to Fixed Charges.

(B) Reports on Form 8-K:

A report on Form 8-K, dated April 3, 1997.

A report on Form 8-K, dated May 16, 1997.

A report on Form 8-K, dated May 20, 1997.

A report on Form 8-K, dated May 30, 1997.

A report on Form 8-K, dated June 5, 1997.

A report on Form 8-K, dated June 9, 1997.

A report on Form 8-K, dated June 10, 1997.

A report on Form 8-K, dated June 23, 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EQUITY RESIDENTIAL PROPERTIES TRUST

Date: August 13, 1997             By:  /s/           Bruce C. Strohm
      ---------------                  -----------------------------------------
                                                     Bruce C. Strohm
                                       Executive Vice President, General Counsel
                                                      and Secretary


Date: August 13, 1997             By: /s/            Michael J. McHugh
      ---------------                 ------------------------------------------
                                                     Michael J. McHugh
                                        Senior Vice President, Chief Accounting
                                                   Officer and Treasurer