Form 10-Q
period 1997-09-30
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 1997-11-12
CIK 906107

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1997

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

AT NOVEMBER 11, 1997, 77,546,116 OF THE REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST WERE OUTSTANDING.

                         RESIDENTIAL PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                              SEPTEMBER 30,             DECEMBER 31,
                                                                                   1997                     1996
                                                                           -----------------         ----------------
ASSETS
Investment in rental property
  Land                                                                     $         501,220         $        284,879
  Depreciable property                                                             4,321,559                2,698,631
                                                                           -----------------         ----------------
                                                                                   4,822,779                2,983,510
  Accumulated depreciation                                                          (400,550)                (301,512)
                                                                           -----------------         ----------------
       Investment in rental property, net of accumulated depreciation              4,422,229                2,681,998

Real estate held for disposition                                                       3,948                      -
Cash and cash equivalents                                                            277,997                  147,271
Investment in mortgage notes, net                                                    176,051                   86,596
Rents receivable                                                                       2,614                    1,450
Deposits - restricted                                                                  7,761                   20,637
Escrow deposits - mortgage                                                            31,702                   15,434
Deferred financing costs, net                                                         14,168                   14,555
Other assets                                                                          97,544                   18,186
                                                                          ------------------         ----------------
       TOTAL ASSETS                                                        $       5,034,014         $      2,986,127
                                                                           =================         ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable                                                   $         963,819         $        755,434
  Notes, net                                                                         754,292                  498,840
  Accounts payable and accrued expenses                                               56,864                   33,117
  Accrued interest payable                                                            20,493                   12,737
  Due to affiliates                                                                      783                      628
  Rents received in advance and other liabilities                                     28,928                   15,838
  Security deposits                                                                   21,196                   14,128
  Distributions payable                                                               66,707                   45,938
                                                                           -----------------         ----------------
        TOTAL LIABILITIES                                                          1,913,082                1,376,660
                                                                           -----------------         ----------------

Commitments and contingencies

Minority Interests                                                                   181,884                  150,637
                                                                           -----------------         ----------------

                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                              SEPTEMBER 30,             DECEMBER 31,
                                                                                   1997                     1996
                                                                           -----------------         ----------------
Shareholders' equity:
 Preferred Shares of beneficial interest, $.01 par value;
  100,000,000 shares authorized:
  9 3/8% Series A Cumulative Redeemable Preferred
   Shares of Beneficial Interest, liquidation preference
   $25 per share, 6,120,000 shares issued and outstanding                 $         153,000         $        153,000
  9 1/8% Series B Cumulative Redeemable Preferred
   Shares of Beneficial Interest, liquidation preference
   $250 per share, 500,000 shares issued and outstanding                            125,000                  125,000
  9 1/8% Series C Cumulative Redeemable Preferred
   Shares of Beneficial Interest, liquidation preference
   $250 per share, 460,000 shares issued and outstanding                            115,000                  115,000
  8.60% Series D Cumulative Redeemable Preferred
   Shares of Beneficial Interest, liquidation preference
   $250 per share, 700,000 shares issued and outstanding                            175,000                        -
  Series E Cumulative Convertible Preferred
   Shares of Beneficial Interest, liquidation preference
   $25 per share, 3,999,800 shares issued and outstanding                            99,995                        -
  9.65% Series F Cumulative Redeemable Preferred
   Shares of Beneficial Interest, liquidation preference
   $25 per share, 2,300,000 shares issued and outstanding                            57,500                        -
  7 1/4% Series G Convertible Cumulative Preferred
   Shares of Beneficial Interest, liquidation preference
   $250 per share, 1,100,000 shares issued and outstanding                          275,000                        -
 Common Shares of beneficial interest, $.01 par value,
  200,000,000 shares authorized, 74,205,030 shares issued
  and outstanding as of September 30, 1997 and 51,154,836
  shares issued and outstanding as of December 31, 1996                                 742                      512
 Paid in capital                                                                  2,066,973                1,147,214
 Employee notes                                                                      (5,173)                  (5,255)
 Distributions in excess of accumulated earnings                                   (123,989)                 (76,641)
                                                                           -----------------         ----------------
     Total shareholders' equity                                                   2,939,048                1,458,830
                                                                           -----------------         ----------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $       5,034,014         $      2,986,127
                                                                           =================         ================


                      EQUITY RESIDENTIAL PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                                                 NINE MONTHS ENDED SEPTEMBER 30,       QUARTERS ENDED SEPTEMBER 30,
                                              ----------------------------------    -------------------------------
                                                    1997                 1996            1997               1996
                                              ----------------------------------    -------------------------------
REVENUES
  Rental income                               $     482,980        $     327,749    $    192,181       $    118,510
  Fee and asset management                            4,364                4,982           1,254              1,679
  Interest income - investment in
   mortgage notes                                    14,821                9,084           6,810              3,218
  Interest and other income                           7,513                2,232           3,109              1,052
                                              -------------        -------------    ------------       ------------

        Total revenues                              509,678              344,047         203,354            124,459
                                              -------------        -------------    ------------       ------------

EXPENSES
    Property and maintenance                        117,681               93,128          46,921             34,183
    Real estate taxes and insurance                  48,560               32,301          18,893             11,072
    Property management                              18,765               13,136           6,946              4,336
    Fee and asset management                          2,523                3,037             954                911
    Depreciation                                    106,114               66,759          43,339             23,826
    Interest:
         Expense incurred                            82,775               58,632          31,851             21,608
         Amortization of deferred
          financing costs                             1,810                2,860             590                965
    General and administrative                       10,037                6,690           3,831              2,313
                                              -------------        -------------    ------------       ------------

        Total expenses                              388,265              276,543         153,325             99,214
                                              -------------        -------------    ------------       ------------

Income before gain on disposition of
 properties,
     extraordinary item and allocation to
      Minority Interests                            121,413               67,504          50,029             25,245
   Gain on disposition of properties                  3,923                2,346             291                  -
                                              -------------        -------------    ------------       ------------
Income before extraordinary item and
 allocation
     to Minority Interests                          125,336               69,850          50,320             25,245
   Write-off of unamortized costs on
    refinanced debt                                       -               (3,134)              -             (3,134)
                                              -------------        -------------    ------------       ------------
Income before allocation to Minority
 Interests                                          125,336               66,716          50,320             22,111
Income allocated to Minority Interests               (9,431)              (8,426)         (3,086)            (2,503)
                                              -------------        -------------    ------------       ------------

Net income                                          115,905               58,290          47,234             19,608

Preferred distributions                             (37,287)             (19,953)        (16,348)            (7,079)
                                              -------------        -------------    ------------       ------------

Net income available to Common Shares         $      78,618        $      38,337    $     30,886       $     12,529
                                              =============        =============    ============       ============

Net income per weighted average Common
 Share outstanding                            $        1.28        $        0.94    $       0.42       $       0.29
                                              =============        =============    ============       ============

Weighted average Common Shares outstanding           61,577               40,934          73,757             43,781
                                              =============        =============    ============       ============

Distributions declared per Common Share
 outstanding                                  $        1.88        $        1.77    $       0.63       $       0.59
                                              =============        =============    ============       ============

                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                               ---------------------------------------------
                                                                                        1997                        1996
                                                                               ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $       115,905            $       58,290
Adjustments to reconcile net income to net cash provided by operating
    Activities:
  Income allocated to Minority Interests                                                 9,431                      8,426
  Depreciation                                                                         106,114                     66,759
  Amortization of deferred financing costs (including discount on
    1999 and 2002 Notes and premium on 2002-A Notes)                                     1,652                      3,097
  Amortization of discount on investment in mortgage notes                              (2,480)                       -
  Gain on disposition of properties                                                     (3,923)                    (2,346)
  Write-off of unamortized costs on refinanced debt                                        -                        3,134
  Changes in assets and liabilities:
    (Increase) in rents receivable                                                        (862)                    (1,021)
    (Increase) decrease in deposits - restricted                                          (736)                    14,471
    (Increase) in other assets                                                          (6,306)                    (2,801)
    Increase (decrease) in due to affiliates                                                77                       (606)
    Increase in accounts payable and accrued expenses                                   20,813                     12,847
    Increase in accrued interest payable                                                 7,756                      6,328
    Increase in rents received in advance and other liabilities                          6,901                      5,134
                                                                               ---------------            ---------------
  Net cash provided by operating activities                                            254,342                    171,712
                                                                               ---------------            ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in rental properties, net                                                 (630,419)                  (460,825)
 Improvements to rental property                                                       (23,725)                   (23,381)
 Additions to non-rental property                                                       (6,293)                    (1,672)
 Proceeds from disposition of rental property, net                                       5,477                     10,183
 Purchase of contract rights                                                            (5,000)                       -
 (Increase) decrease in mortgage deposits                                              (14,704)                     1,792
 Deposits (made) on rental property acquisitions                                        (2,850)                    (1,800)
 Deposits applied on rental property acquisitions                                       16,761                        100
 Investment in mortgage notes, net                                                     (86,975)                       668
 Merger costs and related activities                                                   (60,429)                       -
 Other investing activities, net                                                       (57,304)                      (629)
                                                                               ---------------            ---------------
  Net cash (used for) investing activities                                            (865,461)                  (475,564)
                                                                               ---------------            ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of Common Shares                                                   515,465                    304,787
 Proceeds from sale of Preferred Shares                                                450,000                    115,000
 Proceeds from exercise of options                                                       4,321                      3,358
 Proceeds from sale of 2026 Notes                                                          -                      150,000
 Redemption of Preference Units                                                            -                       (1,083)
 Payment of offering costs                                                             (18,840)                    (4,347)
 Distributions to Common Share and Preferred Share owners                             (144,220)                   (87,775)
 Distributions to Minority Interests                                                   (14,072)                   (15,297)
 Principal receipts on employee notes                                                      240                         57
 Proceeds from restructuring of tax-exempt bond investments                              9,350                    112,980
 Loan to title holding entities                                                            -                       (4,092)
 Proceeds from line of credit                                                          185,000                    250,000
 Repayments on line of credit                                                         (185,000)                  (342,000)
 Principal payments on mortgage notes payable                                          (62,993)                   (35,725)
 Loan and bond acquisition costs                                                        (1,697)                    (5,767)
 Increase in security deposits                                                           3,843                      2,873

  Net cash provided by financing activities                                            741,397                    442,969
                                                                               ---------------            ---------------

Net increase in cash and cash equivalents                                              130,278                    139,117
Cash and cash equivalents, beginning of period                                         147,271                     13,428
                                                                               ---------------            ---------------

Cash and cash equivalents, end of period                                       $       277,549            $       152,545
                                                                               ===============            ===============

                            See accompanying notes

                      EQUITY RESIDENTIAL PROPERTIES TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                       -----------------------------------------
                                                                                1997                1996
                                                                       -----------------------------------------
Supplemental information:
  Cash paid during the period for interest                             $      75,019         $            52,304
                                                                       =============         ===================
  Mortgage loans and unsecured notes assumed
      through Merger and acquisitions of rental properties             $     517,639         $            99,912
                                                                       =============         ===================
  Rental property assumed through foreclosure                          $        -            $            10,854
                                                                       =============         ===================

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

1.   BUSINESS

     As used herein, the term "Company" includes Equity Residential Properties Trust and its subsidiaries as the survivor of the merger between Wellsford Residential Property Trust ("Wellsford") and Equity Residential Properties Trust ("EQR") (the "Merger"). The Company is engaged in the acquisition, ownership and operation of multifamily properties and is a self-administered and self-managed equity real estate investment trust ("REIT"). As of September 30, 1997, the Company controlled a portfolio of 336 multifamily properties (individually a "Property" and collectively the "Properties"). The Company's interest in six of the Properties at the time of acquisition thereof consisted solely of ownership of debt collateralized by such Properties. The Company also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties and mortgage loans collateralized by five properties (collectively, the "Additional Properties").

2.   BASIS OF PRESENTATION

     The Merger was treated as a purchase in accordance with Accounting Principles Board Opinion No. 16. Purchase accounting for a merger is the same as the accounting treatment used for the acquisition of any group of assets. The fair market value of the consideration given by the Company in the Merger was used as the valuation basis of the combination. The assets acquired and the liabilities assumed of Wellsford were recorded at their relative fair market values as of May 30, 1997 (the "Closing Date"). The accompanying consolidated financial statements include the results of operations of Wellsford from the Closing Date.

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

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (UNAUDITED)

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

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (UNAUDITED)

     On August 27, 1997, the Company entered into an Agreement and Plan of Merger regarding the planned acquisition of the multifamily property business of Evans Withycombe Residential, Inc. ("EWR"), a Maryland corporation, by the Company through the tax free merger of the Company and EWR (the "EWR Merger"). The transaction is valued at approximately $1 billion and includes 52 multifamily properties containing approximately 16,000 units. In the EWR Merger, each outstanding share of common stock of Evans will be converted into .50 of a Common Share of the Company. The EWR Merger is subject to approval of the shareholders of the Company and EWR and, therefore, completion of the EWR Merger is conditioned upon such approval and certain other closing conditions.

4.   SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

     During the nine months ended September 30, 1997, the Company issued 71,254 Common Shares pursuant to the Employee Share Purchase Plan and received net proceeds of approximately $2.7 million.

     In March 1997, the Company completed offerings in the aggregate of 1,921,000 publicly registered Common Shares, which were sold to the public at a price of $46 per share (the "March 1997 Common Share Offerings"). The Company received net proceeds of approximately $88.3 million therefrom.

     On May 14, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register $500 million of equity securities (the "June 1997 Equity Shelf Registration"). The SEC declared this Registration effective on June 5, 1997.

     In May 1997, the Company sold 7,000,000 depositary shares (the "Series D Depositary Shares") pursuant to the June 1997 Equity Shelf Registration. Each Series D Depositary Share represents a 1/10 fractional interest in a 8.60% Series D Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series D Preferred Shares"). The liquidation preference of each of the Series D Preferred shares is $250.00 (equivalent to $25 per Series D Depositary Share). The Company raised gross proceeds of approximately $175 million from this offering (the "Series D Preferred Share Offering"). The Company received net proceeds of approximately $169.5 million therefrom.

     In June 1997, the Company completed four separate public offerings in the aggregate of 8,992,023 Common Shares, which were sold at prices ranging from $44.06 to $45.88 per share (the "June 1997 Common Share Offerings"). The Company received net proceeds of approximately $398.9 million therefrom.

     The Third Amended and Restated Share Option and Share Award Plan ("Third Amended Option and Award Plan") was approved by the Board of Trustees on June 5, 1997 and approved by the shareholders on July 22, 1997. The Third Amended Option and Award Plan increased the number of Options and Awards which can be issued by the Company to 5,600,000 Common Shares.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (UNAUDITED)

     On July 28, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register $750 million of equity securities (the "August 1997 Equity Shelf Registration"). The SEC declared this Registration effective on August 4, 1997.

     In September 1997, the Company completed the sale of 498,000 publicly registered Common Shares which were sold at a price of $51.125 per share. The Company received net proceeds of approximately $24.2 million in connection with this offering (the "September 1997 Common Share Offering").

     In September 1997, the Company sold 11,000,000 depositary shares (the "Series G Depositary Shares") pursuant to the August 1997 Equity Shelf Registration. Each Series G Depositary Share represents a 1/10 fractional interest in a 7 1/4% Series G Convertible Cumulative Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series G Preferred Shares"). Series G Depositary Shares representing Series G Preferred Shares are convertible at the option of the holder thereof at any time into Common Shares at a conversion price of $58.58 per Common Share (equivalent to a conversion rate of approximately .4268 Common Shares for each Series G Depositary Share). The liquidation preference of each of the Series G Preferred Shares is $250.00 per share (equivalent to $25 per Series G Depositary Share). The Company raised gross proceeds of approximately $275 million from this offering (the "Series G Preferred Share Offering"). The Company received net proceeds of approximately $264 million therefrom. In addition, in October 1997, the Company sold 1,650,000 additional Series G Depositary Shares pursuant to an over allotment option granted to the underwriters and raised gross proceeds of approximately $41.25 million therefrom. The Company received net proceeds of approximately $39.6 million therefrom.

     The following table presents the changes in the Company's issued and outstanding Common Shares for the nine months ended September 30, 1997:

Balance at January 1, 1997                                                            51,154,836
Common Shares issued through March 1997 Common Share Offerings                         1,921,000
Common Shares issued through June 1997 Common Share Offerings                          8,992,023
Common Shares issued through September 1997 Common Share Offering                        498,000
Common Shares issued through Employee Share Purchase Plan                                 71,254
Common Shares issued through conversion of Wellsford common shares                    10,823,016
Conversion of OP Units into Common Shares                                                546,214
Common Shares issued through restricted share awards                                      28,246
Common Shares issued through exercise of options                                         157,301
Common Shares issued through 401(k) Plan                                                  13,140
                                                                                      ----------
Balance at September 30, 1997                                                         74,205,030
                                                                                      ==========

Assuming conversion of all 7,424,241 OP Units into Common Shares, total Common Shares outstanding at September 30, 1997 would have been 81,629,271.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

     The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest are collectively referred to as the "Minority Interests". As of September 30, 1997, the Minority Interests held 7,424,241 OP Units which represented a 9.10% interest in the Operating Partnership.

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

     The Company paid a $0.625 per Common Share distribution on October 10, 1997 for the quarter ended September 30, 1997 to Common Share holders of record as of September 26, 1997.

     On October 1, 1997, the Company paid, for the quarter ended September 30, 1997, a $0.4375 per share distribution to Series E Preferred Share holders of record as of September 15, 1997. On October 15, 1997, the Company paid, (i) a $0.585938 per share distribution to Series A Preferred Share holders of record as of September 26, 1997; (ii) a $0.570313 per share distribution to both Series B Depositary Share holders and Series C Depositary Share holders of record as of September 26, 1997; (iii) a $0.5375 per share distribution to Series D Depositary Share holders of record as of September 26, 1997; (iv) a $0.603125 per share distribution to Series F Preferred Share holders of record on September 26, 1997; and (v) a $0.1108 per share distribution to Series G Depositary Share holders of record as of October 1, 1997, representing the period from September 24, 1997 (the day of issuance) to October 15, 1997.

5. INVESTMENT IN RENTAL PROPERTY

     In addition to the Merger, during the nine months ended September 30, 1997, the Company acquired the 47 Properties listed below. Each Property was purchased from an unaffiliated third party, except for 12 of the Properties, which were purchased from affiliates of the Company, Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership ("Zell/Merrill I") and subsidiaries of Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership II ("Zell/Merrill II"). The total purchase price for the Properties acquired from Zell/Merrill I and Zell/Merrill II was approximately $162.6 million. The cash portion of these transactions was funded primarily from proceeds raised from the March 1997 Common Share Offerings, the Series D Preferred Share Offering, the June 1997 Common Share Offerings and the September 1997 Common Share Offering.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

                                                                                                  Total
                                                                                               Acquisition
    Date                                                                          Number        Cost (in
                                                                                                      --
  Acquired  Property                                   Location                   of Units      thousands)
  --------  --------                                   --------                   --------     -----------
  01/02/97  Town Center                                Kingwood, TX                   258       $ 12,853
  01/21/97  Harborview                                 San Pedro,  CA                 160         19,089
  01/31/97  The Cardinal                               Greensboro, NC                 256         13,174
  02/12/97  Trails at Dominion                         Houston, TX                    843         38,420
  02/25/97  Dartmouth Woods                            Lakewood, CO                   201         12,473
  02/28/97  Rincon                                     Houston, TX                    288         21,150
  02/28/97  Waterford at the Lakes                     Kent, WA                       344         19,388
  03/17/97  Junipers at Yarmouth                       Yarmouth, ME                   225          9,215
  03/20/97  Lincoln Harbor                             Ft. Lauderdale, FL             324         22,262
  03/24/97  Sedona Ridge                               Phoenix, AZ                    250         15,242
  03/28/97  Club at the Green                          Beaverton, OR                  254         14,703
  03/28/97  Boulder Creek (formerly Knight's Castle)   Wilsonville, OR                296         15,146
  04/04/97  Country Gables                             Beaverton, OR                  288         17,175
  04/04/97  Watermark Square                           Portland, OR                   390         15,929
  04/04/97  Indigo Springs                             Kent, WA                       278         12,812
  04/29/97  Summit Chase                               Coral Springs, FL              140          5,593
  05/13/97  Willow Brook                               Durham, NC                     176          8,544
  05/15/97  The Willows                                Knoxville, TN                  250         11,038
  05/21/97  Cascade at Landmark                        Alexandria, VA                 277         23,292
  05/21/97  Sabal Palm Club                            Pompano Beach, FL              416         23,809
  05/21/97  Tamarlane                                  Portland, ME                   115          5,853
  05/22/97  Spinnaker Cove                             Hermitage, TN                  278         14,658
  05/29/97  Banyan Lake                                Boynton Beach, FL              288         13,985
  05/30/97  Wyndridge III                              Memphis, TN                    284         15,103
  06/06/97  Wyndridge II                               Memphis, TN                    284         15,178
  06/13/97  Windemere                                  Mesa, AZ                       224          9,629
  06/13/97  Preston Bend                               Dallas, TX                     255         11,042
  06/13/97  Highline Oaks                              Denver, CO                     220         10,754
  06/17/97  Hunter's Ridge/South Pointe                St. Louis, MO                  390         19,524
  06/19/97  Club at Tanasbourne                        Hillsboro, OR                  352         19,817
  06/26/97  Wood Creek                                 Pleasant Hill, CA              256         32,752
  07/02/97  Ridgemont/Mountain Brook                   Chattanooga, TN                506         15,084
  07/11/97  Foxchase                                   Grand Prairie, TX              260          8,446
  07/18/97  La Mirage                                  San Diego, CA                1,070        128,773
  07/31/97  Bay Ridge                                  San Pedro, CA                   60          4,566
  08/07/97  Boynton Place                              Boynton Beach, FL              192          9,340
  08/12/97  Cambridge Village                          Lewisville, TX                 200          9,564
  08/12/97  Crosswinds                                 St. Petersburg, FL             208          7,328

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

                                                                                               Total
                                                                                             Acquisition
    Date                                                                          Number       Cost (in
                                                                                                     --
  Acquired  Property                                   Location                  of Units     thousands)
  --------  --------                                   --------                  --------     ----------
  08/12/97  Gates of Redmond I                         Redmond, WA                    180         14,336
  08/15/97  Gates of Redmond II                        Redmond, WA                    100          8,012
  08/27/97  Paces Station/Paces on the Green           Atlanta, GA                    610         37,370
  09/05/97  North Hill                                 Atlanta, GA                    420         21,034
  09/05/97  Pardee Casas                               San Diego, CA                  196         13,312
  09/29/97  The Classic                                Stamford, CT                   144         22,760
  09/30/97  Cambridge at Hickory Hollow                Nashville, TN                  360         21,149
                                                                                   ------       --------
                                                                                   13,366       $820,676
                                                                                   ======       ========

6.   DISPOSITIONS

     On March 28, 1997, the Company sold Plantation Apartments located in Monroe, Louisiana for a sales price of $4.8 million. The gain for financial reporting purposes was approximately $3.6 million.

     On August 25, 1997, the Company sold a parcel of vacant land located in Hollywood, Florida for a sales price of $0.7 million. The gain for financial reporting purposes was approximately $0.3 million.

7.   COMMITMENTS TO ACQUIRE RENTAL PROPERTIES

     As of September 30, 1997, in addition to the properties which were subsequently acquired as discussed in Note 16 of the Notes to Consolidated Financial Statements but excluding the EWR Merger, the Company had entered into agreements to acquire 33 multifamily properties containing 7,745 units from various unaffiliated third parties. The expected combined purchase price is approximately $430 million, which includes the assumption of mortgage indebtedness of approximately $238.1 million.

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

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

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

10.  MORTGAGE NOTES PAYABLE

     As of September 30, 1997, the Company had outstanding mortgage indebtedness of approximately $963.8 million encumbering 103 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $149.1 million) was approximately $1.4 billion. In connection with the Properties acquired during the nine months ended September 30, 1997, including the effects of the Merger, the Company assumed the outstanding mortgage balances on 24 Properties in the aggregate amount of $262 million.

     Concurrent with the refinancing of certain tax-exempt bonds and as a requirement of the credit provider of the bonds, the Financing Partnership, which owns certain of the Properties, entered into interest rate protection agreements, which were assigned to the credit provider as additional security. The Financing Partnership pays interest based on a fixed interest rate and the counterparty of the agreement pays interest to the Company at a floating rate which is calculated based on the Public Securities Association Index for municipal bonds ("PSA Municipal Index"). As of September 30, 1997, the aggregate notional amount of these agreements was approximately $174.8 million. The fixed interest rates for these agreements were 4.81%, 4.528% and 4.90%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004. The Company simultaneously entered into substantially identical reverse interest rate protection agreements. Under these agreements the Company pays interest monthly at a floating rate based on the PSA Municipal Index and the counterparty pays interest to the Company based on a fixed interest rate. As of September 30, 1997, the aggregate notional amount of these agreements was approximately $174.8 million. The fixed interest rates received by the Company in exchange for paying interest based on the PSA Municipal Index for these agreements were 4.74%, 4.458% and 4.83%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004. Collectively, these agreements effectively cost the Company 0.07% per annum on the current outstanding aggregate notional amount. The Company believes that it has limited exposure to the extent of non-performance by the counterparties of the agreements since each counterparty is a major U.S. financial institution, and the Company does not anticipate their non-performance. Furthermore, any non-performance by the counterparty is offset by non-performance by the Company.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

     Scheduled maturities for the Company's outstanding mortgage indebtedness are at various dates through August 1, 2030. As of September 30, 1997, fixed interest rates on certain of these mortgage notes ranged from 4% to 10.27% and variable interest rates on certain of the mortgage notes ranged from 4.15% to 7.072%. During the nine months ended September 30, 1997, the Company repaid the outstanding mortgage balances on ten Properties in the aggregate amount of $58.4 million. Subsequent to September 30, 1997, the Company repaid the outstanding mortgage balance on 18 Properties in the amount of approximately $52.4 million. In February 1996, the Company entered into an interest rate protection agreement which hedged the interest rate risk of $50 million of mortgage loans scheduled to mature in September 1997 by locking the five year Treasury Rate, commencing October 1, 1997 through October 1, 2002. This agreement was cancelled in July 1997 in conjunction with the Company entering into another interest rate protection agreement to effectively fix the cost of the Company's anticipated issuance of unsecured notes in the fourth quarter of 1997.

11.  LINE OF CREDIT

     The Company, through the Operating Partnership, had a $250 million unsecured line of credit with Morgan Guaranty Trust Company of New York and Bank of America Illinois. In September 1997, the Company increased the amount available on this line of credit from $250 million to $500 million. As of September 30, 1997, there were no amounts outstanding on this line of credit.

12.  NOTES

     Included in the note balance are the 1999 Notes, the Floating Rate Notes, the 2002 Notes, the 2026 Notes and four unsecured note issuances assumed in connection with the Merger. These notes assumed are discussed in the following three paragraphs. As of September 30, 1997, the unamortized discount balances related to the 1999 Notes and the 2002 Notes were approximately $0.3 million and $0.6 million, respectively.

     In January 1995, $100 million of senior unsecured notes due February 1, 2002 (the "2002-A Notes") were issued. The 2002-A Notes bear interest at a rate of 9.375%, which is payable semiannually in arrears on August 1 and February 1. In connection with the 2002-A Notes, the Company recorded a premium in the amount of $5.6 million, which is being amortized over the remaining life of the notes on a straight-line basis. As of September 30, 1997, the unamortized premium balance relating to the 2002-A Notes was approximately $5.2 million.

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

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

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

     Prior to the issuance of the 2002 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance. The Operating Partnership made a one time settlement payment of this protection transaction, which was approximately $0.8 million and is being amortized over the term of the 2002 Notes. As of September 30, 1997, the unamortized balance of this cost was approximately $0.5 million.

     Prior to the issuance of the 2026 Notes, the Company entered into an interest rate protection agreement to effectively fix the interest rate cost of this issuance. The Operating Partnership received a one time settlement payment of this transaction, which was approximately $0.6 million, which amount is being amortized over the term of the 2026 Notes. As of September 30, 1997, the unamortized balance was approximately $0.5 million.

13.  DEPOSITS - RESTRICTED

     Deposits - restricted, as of September 30, 1997, primarily included deposits in the amount of approximately $2.85 million held in third party escrow accounts. These deposits are expected to be utilized for the acquisition of additional properties. Also included in the deposits - restricted amount were tenant security and utility deposits made for certain of the Company's Properties.

14.  SUMMARIZED PRO FORMA CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

     The following Summarized Pro Forma Condensed Statement of Operations has been prepared as if the March 1997 Common Share Offerings, the Series D Preferred Share Offering, the June 1997 Common Share Offerings, the Merger, the September 1997 Common Share Offering, the acquisition of an additional 47 Properties, including the related assumption of $193.5 million of mortgage indebtedness, the repayment of $58.4 million of mortgage indebtedness and the disposition of one property had occurred on January 1, 1997. This would result in 74,205,030 Common Shares outstanding. In management's opinion, the Summarized Pro Forma Condensed Statement of Operations does not purport to present what actual results would have been had the

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (UNAUDITED)


above transactions occurred on January 1, 1997, or to project results for any future period. The amounts presented in the following statement are in thousands except for share amounts:

                                                                   Summarized Pro Forma
                                                                        Condensed Statement
                                                                           of Operations
                                                                      For the Nine Months Ended
                                                                         September 30, 1997
                                                                        (Amounts in thousands
                                                                      except per share amounts)
                                                                      -------------------------
     Total Revenues                                                            $608,419
                                                                               --------

     Total Expenses                                                             456,223
                                                                               --------

     Pro Forma income before allocation to Minority Interests                   152,196
                                                                               --------

     Pro Forma net income                                                       142,703
                                                                               --------

     Preferred distributions                                                     47,882
                                                                               --------

     Pro Forma net income available for Common Shares                          $ 94,821
                                                                               ========

     Pro Forma net income per Common Share                                        $1.28
                                                                               ========

15.  COMMITMENTS AND CONTINGENCIES

     On March 20, 1996, a legal proceeding (Nick J. Miletich, Administrator of the Estates of Dorothy Miletich and Madelyne Miletich, deceased, v. Equity Residential Properties Trust, Equity Residential Properties Management Corporation, Curt Vajgrt, Raymond Countryman and Darla Countryman) (Iowa District Court, Polk County, Iowa, Law Case No. CL 68908) was filed against the Company. This legal proceeding arises out of the Company's ownership and management of the apartment building known as 3000 Grand Ave. in Des Moines, Iowa and alleges that Raymond and Darla Countryman murdered Dorothy Miletich and Madelyne Miletich, who were residents of the apartment complex, on June 15, 1995. Raymond Countryman is a former employee of the Company. The plaintiff alleges, inter alia, that had the Company learned of the background of Mr.
         ----- ----
Countryman prior to his employment, the Company would not have hired him and the deaths of the Miletichs would have been avoided. During the quarter ended September 30, 1997, the Company settled this lawsuit with all payments in excess of $250,000 being borne by the Company's insurance coverage.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (UNAUDITED)


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

16.  SUBSEQUENT EVENTS

     On October 3, 1997, the Company acquired Brookfield Apartments, a 128-unit multifamily property located in Salt Lake City, Utah, from an unaffiliated third party for a purchase price of approximately $6.8 million.

     On October 9, 1997, the Company acquired, from an unaffiliated third party, 21 multifamily properties containing 5,149 units for a total purchase price of approximately $277.5 million.

     On October 17, 1997, the Company acquired Deerwood Apartments, a 316-unit multifamily property located in Corona, California, from an unaffiliated third party for a purchase price of approximately $25 million.

     On October 21, 1997, the Company acquired 17 multifamily properties containing 5,015 units from an unaffiliated third party for a total purchase price of $292.4 million, which included the assumption of mortgage indebtedness of $136 million and the issuance of 3,315,500 Common Shares at a price of $45.25 per share.

     In October 1997, the Operating Partnership issued $150,000,000 of 7 1/8% unsecured fixed rate notes (the "2017 Notes") in connection with the 1996 Debt Shelf Registration in a public debt offering (the "Fourth Public Debt Offering"). The Operating Partnership received net proceeds of approximately $147.4 million in connection with this issuance.

     On November 3, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register 7,000,000 Common Shares pursuant to a Distribution Reinvestment and Share Purchase Plan. The SEC has not yet declared this Registration effective.

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

RESULTS OF OPERATIONS

     Since EQR's IPO and through September 30, 1997, the Company has acquired direct or indirect interests in 279 properties, including properties acquired through the Merger, (the "Acquired Properties"), containing 82,050 units in the aggregate for a total purchase price of approximately $4.2 billion, including the assumption of approximately $816.6 million of mortgage indebtedness. The Company's interest in six of the Acquired Properties at the time of acquisition thereof consisted solely of ownership of the debt collateralized by such Acquired Properties. The Company purchased its interests in ten of such Acquired Properties consisting of 2,694 units between the IPO and December 31, 1993 (the "1993 Acquired Properties"); 84 of such Acquired Properties consisting of 26,286 units in 1994 (the "1994 Acquired Properties"); 17 of such Acquired Properties consisting of 5,035 units in 1995 (the "1995 Acquired Properties"); 49 of such Acquired Properties consisting of 15,665 units in 1996 (the "1996 Acquired Properties"); and 119 of such Acquired Properties consisting of 32,370 units in 1997 (the "1997 Acquired Properties"). In addition, in August 1995, the Company made an investment in partnership interests and subordinated mortgages collateralized by 21 of the Additional Properties. Also, in April 1997, the Company made an $88 million investment in six mortgage loans collateralized by five of the Additional Properties. The Acquired Properties are presented in the Consolidated Financial Statements of the Company from the date of each acquisition.

     During the nine months ended September 30, 1997, the Company disposed of one property (the "1997 Disposed Property") for a sales price of $4.8 million and disposed of one parcel of vacant land for a sales price of $.7 million.

     The Company's overall results of operations for the quarter and nine months ended September 30, 1997 have been impacted by the Company's acquisition and disposition activity. The significant increases in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense and property management can all primarily be attributed to the acquisition of the 1996 Acquired Properties and 1997 Acquired Properties. The impact of the 1996 Acquired Properties and 1997 Acquired Properties is discussed in greater detail in the following paragraphs. The Company's disposition activity partially offset the increases to these same accounts.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Properties that the Company owned for all of both nine month periods ended September 30, 1997 and September 30, 1996 (the "Nine-Month 1997 Same Store Properties") and Properties that the Company owned for all of both the quarters ended September 30, 1997 and September 30, 1996 (the "Third-Quarter 1997 Same Store Properties") also impacted the Company's results of operations and are discussed as well in the following paragraphs.

     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED
                              SEPTEMBER 30, 1996

     For the nine months ended September 30, 1997, income before gain on disposition of properties, extraordinary item and allocation to Minority Interests increased by $53.9 million when compared to the nine months ended September 30, 1996. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation and interest expense. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1997 Acquired Properties and 1996 Acquired Properties. These increases were partially offset by the 1996 Disposed Properties and the 1997 Disposed Property. The increase in interest income of $5.7 million earned on the Company's mortgage note investments is primarily attributable to the $88 million investment in six mortgage loans made in April 1997.

     In regard to the Nine-Month 1997 Same Store Properties, rental revenues increased by approximately $8 million or 2.7% primarily as a result of higher rental rates charged to new tenants and tenant renewals. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses decreased approximately $1.5 million or 1.3%. This decrease was primarily the result of lower medical and health care insurance costs, building and maintenance costs and leasing and advertising costs.

     Property management represents expenses associated with the management of the Company's Properties. These expenses increased by approximately $5.6 million primarily due to the continued expansion of the Company's property management business to facilitate the management of the Company's additional properties. The Company most recently opened new area offices in Houston, Texas; Ypsilanti, Michigan; Kansas City, Kansas; Irvine, California; Raleigh, North Carolina and assumed an area office in Tulsa, Oklahoma, related to the Merger.

     Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Company that are managed for affiliates. These expenses decreased by $0.5 million for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996, due to the disposition of certain of these properties, resulting in the Company no longer providing fee and asset management services to such properties.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Interest expense, including amortization of deferred financing costs, increased by approximately $23.1 million. The increase was primarily the result of an increase in the Company's average indebtedness which increased by $465.8 million, primarily due to the Merger. However, the Company's effective interest costs decreased from 7.93% in 1996 to 7.53% in 1997.

     General and administrative expenses, which include corporate operating expenses, increased approximately $3.3 million between the periods under comparison. This increase was primarily due to adding corporate personnel, higher compensation costs and shareholder reporting costs as well as an increase in professional fees. General and administrative expenses as a percentage of total revenues was 1.97% for the nine months ended September 30, 1997.

 COMPARISON OF QUARTER ENDED SEPTEMBER 30, 1997 TO QUARTER ENDED SEPTEMBER 30,
                                     1996

     For the quarter ended September 30, 1997, income before gain on disposition of properties, extraordinary item and allocation to Minority Interests increased by $24.8 million when compared to the quarter ended September 30, 1996. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation, interest expense and general and administrative expenses. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1997 Acquired Properties and 1996 Acquired Properties. These increases were partially offset by the 1996 Disposed Properties and the 1997 Disposed Property. The increase in interest income of $3.6 million earned on the Company's mortgage note investments is primarily attributable to the $88 million investment in six mortgage loans made in April 1997.

     In regard to the Third Quarter 1997 Same Store Properties, rental revenues increased by approximately $3.5 million or 3.1% primarily as a result of higher rental rates charged to new tenants and tenant renewals. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses decreased approximately $0.4 million or .8%. This decrease was primarily the result of lower medical and health care insurance costs, maintenance costs and utilities.

     Property management represents expenses associated with the management of the Company's Properties. These expenses increased by approximately $2.6 million primarily due to the continued expansion of the Company's property management business to facilitate the management of the Company's additional properties. The Company most recently opened new area offices in Houston, Texas; Ypsilanti, Michigan; Kansas City, Kansas; Irvine, California; Raleigh, North Carolina and assumed an area office in Tulsa, Oklahoma, related to the Merger.

     Interest expense, including amortization of deferred financing costs, increased by approximately $9.9 million. This increase was primarily the result of an increase in the Company's average indebtedness outstanding which increased by $557.1 million, primarily due to the Merger. However, the Company's effective interest costs decreased from 7.77% in 1996 to 7.52% in 1997.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     General and administrative expenses, which include corporate operating expenses, increased approximately $1.5 million between the periods under comparison. This increase was primarily due to adding corporate personnel, higher compensation costs and shareholder reporting costs as well as an increase in professional fees. General and administrative expenses as a percentage of total revenues was 1.9% for the quarter ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 1, 1997, the Company had approximately $147.3 million of cash and cash equivalents and $250 million available on its line of credit. After taking into effect the various transactions discussed in the following paragraphs, the Company's cash and cash equivalents balance at September 30, 1997 was approximately $278 million and the amount available on the Company's line of credit was $500 million. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash provided by financing activities, which amounts for each period under comparison are presented in the Company's Statements of Cash Flows.

     During the nine months ended September 30, 1997, the Company issued 71,254 Common Shares pursuant to the Employee Share Purchase Plan and received net proceeds of approximately $2.7 million. The Company also completed the March 1997 Common Share Offerings, the Series D Preferred Share Offering, the June 1997 Common Share Offerings, the September 1997 Common Share Offering and the Series G Preferred Share Offering and received in the aggregate net proceeds of approximately $944.9 million, which proceeds have been or will be utilized to purchase additional properties.

     In October 1997, the Operating Partnership issued the 2017 Notes and received net proceeds of approximately $147.4 million in connection therewith.

     With respect to Property acquisitions during the first nine months of 1997, including the effects of the Merger, the Company purchased 119 Properties containing 32,370 units for a total purchase price of approximately $1.8 billion, including the issuance of 10.8 million Common Shares related to the Merger and the assumption of mortgage indebtedness and unsecured notes of approximately $517.6 million. The cash portion of these acquisitions was primarily funded from proceeds received from the March 1997 Common Share Offerings, the Series D Preferred Share Offering, the June 1997 Common Share Offerings and the September 1997 Common Share Offering. Subsequent to September 30, 1997, the Company acquired 40 additional properties containing 10,608 units for a total purchase price of approximately $601.7 million, including the assumption of mortgage indebtedness of approximately $136 million and the issuance of 3,315,500 Common Shares valued at approximately $150 million. These acquisitions were primarily funded with proceeds from the Series G Preferred Share Offering.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     As of September 30, 1997, the Company had total indebtedness of approximately $1.7 billion, which included mortgage indebtedness of $963.8 million, of which $404.1 million represented tax-exempt bond indebtedness, and unsecured debt of $754.3 million (net of a $.9 million discount). During the nine months ended September 30, 1997, the Company repaid an aggregate of $58.4 million of mortgage indebtedness on ten of its Properties. The Company has, from time to time, entered into interest rate protection agreements to reduce the potential impact of increases in interest rates but has limited exposure to the extent of non-performance by the counterparties of each protection agreement since each counterparty is a major U.S. financial institution, and the Company does not anticipate their non-performance. No such financial instrument has been used for trading purposes. In February 1996, the Company entered into two interest rate protection agreements that will hedge the Company's interest rate risk at maturity of $175 million of indebtedness. The first agreement hedged the interest rate risk of $50 million of mortgage loans scheduled to mature in September 1997 by locking the five year Treasury Rate, commencing October 1, 1997. This agreement was canceled in July 1997 in conjunction with a new interest rate agreement discussed below. The second agreement hedged the interest rate risk of the Operating Partnership's 1999 Notes by locking the effective four year Treasury Rate commencing May 15, 1999. There was no current cost to the Company for entering into these agreements. In July 1997, the Company entered into two interest rate protection agreements to effectively fix the interest rate cost of the Company's anticipated issuance of unsecured notes in the fourth quarter of 1997. One agreement was for a notional amount of $100 million with a locked in treasury rate at 6.134%. The second agreement was for a notional amount of $75 million with a locked in treasury rate of 6.287%.

     During the nine months ended September 30, 1997, total capital expenditures for the Company approximated $40.1 million. Of this amount, approximately $5.9 million related to capital improvements and major repairs for certain of the 1994, 1995, 1996 and 1997 Acquired Properties. Capital improvements and major repairs for all of the Company's pre-IPO properties and certain Acquired Properties approximated $10.3 million, or $125 per unit. Capital spent for replacement-type items approximated $14.7 million, or $177 per unit. In regard to capital spent for upgrades at certain properties and tenant improvements with respect to the retail and commercial office space at one Property, the amount was approximately $2.9 million. Also included in total capital expenditures was approximately $6.3 million expended for non-real estate additions such as computer software, computer equipment, furniture and fixtures and leasehold improvements for the Company's ROCs and its corporate headquarters. Such capital

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for the remaining portion of 1997 are budgeted to be approximately $7.9 million.

     Minority Interests as of September 30, 1997 increased by $31.2 million when compared to December 31, 1996. The primary factors that impacted this account during the nine month period were distributions declared to Minority Interests, which amounted to $14.1 million for the nine month period, the allocation of income from operations in the amount of $9.4 million and the conversion of OP Units into Common Shares and the issuance of Common Shares and OP Units during the nine months.

     In connection with the EWR Merger, the Company expects to assume liabilities for financial statement purposes of approximately $442.1 million and issue approximately 10.2 million Common Shares of the Company as well as 2.3 million Operating Partnership OP Units to consummate the EWR Merger. The Company has recently made a $70 million loan to EWR in order for EWR to repay its line of credit balance in advance of the closing of the EWR Merger. The Company also anticipates to fund approximately $17.6 million to pay for related EWR Merger costs. After the close of the EWR Merger, the Company expects to terminate EWR's line of credit facility.

     Total distributions paid in October, 1997 for the quarter ended September 30, 1997 amounted to approximately $66.7 million.

     The Company expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and EWR's stabilized communities, generally through its working capital and net cash provided by operating activities and borrowings under its line of credit. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Company also expects to meet its long-term liquidity requirements, such as scheduled mortgage debt maturities, reduction of outstanding amounts under its line of credit, property acquisitions, financing of construction and development activities related to EWR and capital improvements through the issuance of unsecured notes and equity securities including additional OP Units as well as from undistributed FFO and proceeds received from the disposition of certain Properties. In addition, the Company has certain uncollateralized Properties available for additional mortgage borrowings in the event that the public capital markets are unavailable to the Company or the cost of alternative sources of capital to the Company is too high.

     In September, the Company increased the amount available on its line of credit from $250 million to $500 million. As of November 11, 1997, $10 million was outstanding under the Company's line of credit.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART 1

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS AND FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

FUNDS FROM OPERATIONS

     The Company generally considers FFO to be one measure of the performance of real estate companies including an equity REIT. The resolution adopted by the Board of Governors of NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Company's calculation of FFO represents net income available to Common Shares, excluding gains on dispositions of properties and extraordinary items plus depreciation on real estate assets, income allocated to Minority Interests and amortization of deferred financing costs related to the Predecessor Business. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and may differ as a result of differences between the Company's and other REITs' accounting policies for replacement type items and, accordingly, may not be comparable to such other REITs. The Company's accounting policy with respect to replacement type items is to capitalize such items as improvements and depreciate such improvements typically over a five year period.

     For the nine months ended September 30, 1997, FFO increased by $75.3 million representing a 66% increase when compared to the nine months ended September 30, 1996. For the quarter ended September 30, 1997, FFO increased by $34.5 million representing an 83% increase when compared to the quarter ended September 30, 1996.

     The following is a reconciliation of net income available to Common Shares to FFO available to Common Shares and OP Units for the nine months and quarters ended September 30, 1997 and 1996:

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART 1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)

                                                 Nine Months       Nine Months        Quarter           Quarter
                                                   Ended             Ended             Ended             Ended
                                                  9/30/97           9/30/96          9/30/97            9/30/96
                                                  -------           -------          -------            -------
Net income available to Common Shares        $     78,618     $      38,337     $     30,886      $      12,529
Adjustments:
     Income allocated to Minority                   9,431             8,426            3,086              2,503
      Interests
     Depreciation on real estate assets           104,288            65,238           42,403             23,301
     Amortization of deferred financing
      costs related to predecessor                    157               463               41                147
      business
      Write-off of unamortized costs on
        refinanced debt                                (0)            3,134               (0)             3,134
     Gain on disposition of properties             (3,923)           (2,346)            (291)                (0)
                                                   -------           -------          -------            -------
FFO available to Common Shares and                188,571           113,252           76,125             41,614
 OP Units                                    $    ========    $     ========    $    ========     $     ========

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  The discussion in Note 15 of "Notes to Consolidated Financial Statements" is
                       incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibits:

12           Computation of Ratio of Earnings to Fixed Charges.

(B)   Reports on Form 8-K:

A report on Form 8-K, dated August 15, 1997.

A report on Form 8-K, dated August 27, 1997.

A report on Form 8-K, dated September 10, 1997.

A report on Form 8-K, dated September 11, 1997.

A report on Form 8-K, dated September 17, 1997.

A report on Form 8-K, dated September 18, 1997.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     EQUITY RESIDENTIAL PROPERTIES TRUST

Date: November 11, 1997      By: /s/          Bruce C. Strohm
      -----------------             ----------------------------
                                              Bruce C. Strohm
                                    Executive Vice President, General Counsel
                                              and Secretary


Date: November 11, 1997      By: /s/          Michael J.McHugh
      -----------------             --------------------------------------
                                              Michael J. McHugh
                                    Senior Vice President, Chief Accounting
                                    Officer and Treasurer