Form 10-K
period 1997-12-31
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 1998-03-20
CIK 906107

                                  FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended DECEMBER 31, 1997

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

Common Shares of Beneficial Interest,              New York Stock Exchange
        $0.01 Par Value                          (Name of Each Exchange on
        (Title of Class)                             Which Registered)

 Preferred Shares of  Beneficial                   New York Stock Exchange
    Interest, $0.01 Par Value                    (Name of Each Exchange on
        (Title of Class)                             Which Registered)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting shares held by non-affiliates was approximately 4.6 billion based upon the closing price on March 12, 1998 of $49 using beneficial ownership of shares rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting shares owned by Trustees and Officers, some of whom may not be held to be affiliates upon judicial determination.

At March 13, 1998, 95,798,559 of the Registrant's Common Shares of Beneficial Interest were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Part II incorporates by reference the Registrant's Current Report on Form 8-K dated March 1, 1996 and filed on March 7, 1996.

Part IV incorporates by reference the following exhibits as filed with the Company's Form S-11 on May 21, 1993 (Registration No. 33-63158) and as amended thereafter: Exhibit 10.2, 10.4, 10.5, 10.6, 10.7, 10.8 and 10.9.

Part IV incorporates by reference the following exhibits as filed with the Operating Partnership's Form 10 on October 7, 1994 (Registration No. 0-24920) and as amended thereafter: Exhibit 4.1, 4.2 and 10.10.

Part IV incorporates by reference the following exhibit as filed with the Operating Partnership's Form 10-Q for the quarter ended September 30, 1995 on November 9, 1995 and as amended thereafter: Exhibit 10.1.

Part IV incorporates by reference the following exhibits as filed with the Company's Form 10-K on March 16, 1995 and as amended thereafter: Exhibit 10.3.

Part IV incorporates by reference the following exhibits as filed with the Company's Form 10-K for the year ended December 31, 1996 on March 20, 1997 and as amended thereafter: Exhibit 10.11.

Part IV incorporates by reference the following exhibit as filed with the Company's Form 8-K dated September 10, 1997 and filed on September 10, 1997:
Exhibit 10.12.

Part IV incorporates by reference the following exhibits as filed with the Company's Form 8-K dated May 30, 1997 and filed on June 5, 1997: Exhibit 3.1 and 3.2.

Part IV incorporates by reference the following exhibit as filed with the Company's Form 8-K dated January 16, 1997 and filed on January 17, 1997:
Exhibit 2.1.

Part IV incorporates by reference the following appendix as filed with the Company's Form S-4 filed on April 29, 1997: Exhibit 2.2.

Part IV incorporates by reference the following exhibit as filed with the Company's Form 8-K dated August 27, 1997 and filed on August 29, 1997: Exhibit 2.3.

Part IV incorporates by reference the following appendix as filed with the Company's Form S-4 filed on September 18, 1997: Exhibit 2.4.

Part IV incorporates by reference the following exhibits as filed with the Company's Form S-4 filed on September 18, 1997: Exhibit 10.13 and 10.14.

                                    PART I

                     EQUITY RESIDENTIAL PROPERTIES TRUST

                              TABLE OF CONTENTS

PART I.                                                             PAGE
                                                                    ----

        Item 1. Business                                              4
        Item 2. Properties                                           20
        Item 3. Legal Proceedings                                    49
        Item 4. Submission of Matters to a Vote of Security
                Holders                                              49

PART II.

        Item 5. Market for Registrant's Common Equity and Related
                Shareholder Matters                                  50
        Item 6. Selected Financial Data                              51
        Item 7. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                  54
        Item 8. Financial Statements and Supplementary Data          66
        Item 9. Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                  66

PART III.

        Item 10.  Trustees and Executive Officers of the Registrant  67
        Item 11.  Executive Compensation                             67
        Item 12.  Security Ownership of Certain Beneficial Owners
                  and Management                                     67
        Item 13.  Certain Relationships and Related Transactions     67

PART IV.

        Item 14.  Exhibits, Financial Statements, Schedules and
                  Reports on Form 8-K                                68

                                    PART I

ITEM 1.  BUSINESS

GENERAL

        Equity Residential Properties Trust ("EQR") is a self-administered and self-managed equity real estate investment trust ("REIT"). EQR was organized in March 1993 and commenced operations on August 18, 1993 upon completion of its initial public offering (the "EQR IPO") of 13,225,000 common shares of beneficial interest, $0.01 par value per share ("Common Shares"). The Company was formed to continue the multifamily property business objectives and acquisition strategies of certain affiliated entities controlled by Mr. Samuel Zell, Chairman of the Board of Trustees of the Company. These entities had been engaged in the acquisition, ownership and operation of multifamily residential properties since 1969. As used herein, the term "Company" includes EQR and those entities owned or controlled by it, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger") and Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger").

        The Company's subsidiaries include ERP Operating Limited Partnership (the "Operating Partnership"), Evans Withycombe Residential, L.P. (the "EWR Operating Partnership"), Equity Residential Properties Management Limited Partnership and Equity Residential Properties Management Limited Partnership II (collectively, the "Management Partnerships"), a series of partnerships (the "Financing Partnerships") and limited liability companies ("LLCs"), which beneficially own certain properties encumbered by mortgage indebtedness.

        As of December 31, 1997, the Company owned or had interests in 489 multifamily properties, of which it controlled a portfolio of 463 multifamily properties (individually, a "Property" and collectively, the "Properties") containing 135,200 units. The remaining 26 properties represent an investment in partnership interests and subordinated mortgages collateralized by 21 properties and mortgage loans collateralized by five properties (collectively, the "Additional Properties") containing 5,267 units. Of the 5,267 units, 1,371 units are property managed by third party unaffiliated entities. The Company's Properties and the Additional Properties are located throughout the United States in the following states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. In addition, Equity Residential Properties Management Corp. ("Management Corp.") and Equity Residential Properties Management Corp. II ("Management Corp. II") also provide residential property and asset management services to 29 properties containing 9,295 units owned by affiliated entities. The Company is, together with the Operating Partnership, one of the largest publicly traded REITs (based on the aggregate market value of its outstanding Common Shares) and is the largest publicly traded REIT owner of multifamily properties (based on the number of apartment units owned and total revenues earned).

        Since the EQR IPO and through December 31, 1997, the Company, through the Operating Partnership, has acquired direct or indirect interests in 412 properties (which included the debt

                                    PART I

collateralized by six Properties) containing 118,510 units in the aggregate for a total purchase price of approximately $6.5 billion, including the assumption of approximately $1.5 billion of mortgage indebtedness. The Company also made an $89 million investment in partnership interests and subordinated mortgages collateralized by 21 of the Additional Properties (its "$89 Million Mortgage Note Investment") and an $88 million investment in mortgage loans collateralized by 5 of the Additional Properties (its "$88 Million Mortgage Note Investment"). Since the EQR IPO through December 31, 1997, the Company has disposed of 18 properties, a portion of one Property, containing 5,035 units, and a vacant land parcel for a total sales price of approximately $129.8 million and the release of mortgage indebtedness in the amount of $20.5 million.

        The Company's corporate headquarters and executive offices are located in Chicago, Illinois. In addition, the Company has 29 management offices in the following cities: Chicago, Illinois; Dallas, Houston and San Antonio, Texas; Denver, Colorado; Bethesda, Maryland; Atlanta, Georgia; Las Vegas, Nevada; Scottsdale and Tucson, Arizona; Portland, Oregon; Ypsilanti, Michigan; Charlotte and Raleigh, North Carolina; Tampa, Jacksonville and Ft. Lauderdale, Florida; Irvine, Pleasant Hill and Stockton, California; Kansas City, Kansas; Minneapolis, Minnesota; Louisville, Kentucky; Tulsa, Oklahoma; Boston, Massachusetts; Federal Way, Redmond and Seattle, Washington; and Nashville and Memphis, Tennessee. The Company has approximately 4,200 employees. Each of the Company's Properties is directed by an on-site manager, who supervises the on-site employees and is responsible for the day-to-day operations of the Property. The manager is generally assisted by a leasing administrator and/or property administrator. In addition, a maintenance director at each Property supervises a maintenance staff whose responsibilities include a variety of tasks, including responding to service requests, preparing vacant apartments for the next resident and performing preventive maintenance procedures year-round.

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

        The Company seeks to maximize both current income and long-term growth in income, thereby increasing: (i) the value of the Properties; (ii) distributions on a per Common Share basis; and (iii) shareholders' value.

        The Company's strategies for accomplishing these objectives are:

- maintaining and increasing Property occupancy while increasing rental rates;

- controlling expenses, providing regular preventive maintenance, making periodic renovations and enhancing amenities;

- maintaining a ratio of consolidated debt-to-total market capitalization of less than 50%; and

- pursuing acquisitions that: (i) are available at prices below estimated replacement costs; (ii) have potential for rental rate and/or occupancy increases; (iii) have attractive locations in their respective markets; and (iv) provide anticipated total returns that will increase the Company's distributions per Common Share and the Shareholder's value.

                                    PART I

- Purchasing newly developed as well as co-investing in the development of multifamily communities in the Company's existing target markets where the market conditions warrant such development.

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

DEVELOPMENT STRATEGIES

        The Company seeks to acquire newly constructed properties and make investments towards the development of properties in markets where it discerns strong demand, which the Company believes will enable it to achieve superior rates of return. The Company's current communities under development and future developments are in markets or will be in markets where certain market demographics justify the development of high quality multifamily communities. In evaluating whether to develop an apartment community in a particular location,

                                    PART I

the Company analyzes relevant demographic, economic and financial data. Specifically, the Company considers the following factors, among others, in determining the viability of a potential new apartment community: (i) income levels and employment growth trends in the relevant market, (ii) uniqueness of location, (iii) household growth and net migration of the relevant market's population, (iv) supply/demand ratio, competitive housing alternatives, sub-market occupancy and rent levels (v) barriers to entry that would limit competition, and (vi) the purchase price and yields of available existing stabilized communities, if any.

DISPOSITION STRATEGIES

        Management will use market information to evaluate dispositions. Factors the Company considers in deciding whether to dispose of its Properties include the following: (i) potential increases in new construction; (ii) areas where the economy is expected to decline substantially; and (iii) markets where the Company does not intend to establish long-term concentrations. The Company will reinvest the proceeds received from property dispositions to fund property acquisitions. In addition, when feasible the Company will structure these transactions as tax deferred exchanges.

FINANCING STRATEGIES

        The Company intends to maintain a ratio of consolidated debt-to-total market capitalization of 50% or less. At December 31, 1997, the Company had a ratio of approximately 33% based on the closing price of the Company's Common Shares on the New York Stock Exchange and assuming conversion of all OP Units plus the liquidation preference of non-voting preferred shares of beneficial interest, $0.01 par value per share ("Preferred Shares"). It is the Company's policy that EQR shall not incur indebtedness other than short-term trade, employee compensation, dividends payable or similar indebtedness that will be paid in the ordinary course of business, and that indebtedness shall instead be incurred by the Operating Partnership to the extent necessary to fund the business activities conducted by the Operating Partnership and its subsidiaries.

Equity Offerings For the Years Ended December 31, 1997, 1996 and 1995
---------------------------------------------------------------------

        In June 1995, the Company sold 6,120,000 of its 9 3/8% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series A Preferred Shares"), at $25 per share. The Company raised gross proceeds of $153 million from this offering. The liquidation preference of each of the Series A Preferred Shares is $25 per Series A Preferred Share.

        In November 1995, the Company sold 5,000,000 depositary shares (the "Series B Depositary Shares"). Each Series B Depositary Share represents a 1/10 fractional interest in a 9 1/8% Series B Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series B Preferred Shares"). The liquidation preference of each of the Series B Preferred Shares is $250.00 (equivalent to $25 per Series B Depositary Share). The Company raised gross proceeds of approximately $125 million from the sale of the Series B Depositary Shares.

                                    PART I

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

        In September 1996, the Company sold 4,600,000 depositary shares (the "Series C Depositary Shares"). Each Series C Depositary Share represents a 1/10 fractional interest in a 9 1/8% Series C Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series C Preferred Shares"). The liquidation preference of each of the Series C Preferred Shares is $250.00 (equivalent to $25 per Series C Depositary Share). The Company raised net proceeds of $111.4 million from this offering (the "Series C Preferred Share Offering").

        Also in September 1996, the Company completed the sale of 2,272,728 publicly registered Common Shares which were sold at net price of $33 per share. The Company received net proceeds of approximately $75 million in connection with this offering (the "September 1996 Common Share Offering").

        In November 1996, the Company issued 39,458 Common Shares pursuant to the 1996 Nonqualified Employee Share Purchase Plan (the "Employee Share Purchase Plan") at a net price of $30.44 and received net proceeds of approximately $1.2 million.

        In December 1996, the Company completed offerings of 4,440,000 publicly registered Common Shares, which were sold to the public at a price of $41.25 per share (the "December 1996 Common Share Offerings"). The Company received net proceeds of approximately $177.4 million.

        In March 1997, the Company completed three separate public offerings relating to an aggregate of 1,921,000 publicly registered Common Shares, which were sold to the public at a price of $46 per share (the "March 1997 Common
Share Offerings").   The Company received net proceeds of approximately $88.3
million therefrom.

        On May 14, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register $500 million of equity securities (the "June 1997 Equity Shelf Registration"). The SEC declared this registration statement effective on June 5, 1997.

                                    PART I

        In May 1997, the Company sold 7,000,000 depositary shares (the "Series D Depositary Shares") pursuant to the June 1997 Equity Shelf Registration. Each Series D Depositary Share represents a 1/10 fractional interest in a 8.60% Series D Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series D Preferred Shares"). The liquidation preference of each of the Series D Preferred shares is $250.00 (equivalent to $25 per Series D Depositary Share). The Company received net proceeds of approximately $169.5 million from this offering (the "Series D Preferred Share Offering").

        In June 1997, the Company completed five separate public offerings comprising an aggregate of 8,992,023 publicly registered Common Shares, which were sold to the public at prices ranging from $44.06 to $45.88 per share (the "June 1997 Common Share Offerings"). The Company received net proceeds of approximately $398.9 million therefrom.

        On July 28, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register $750 million of equity securities (the "August 1997 Equity Shelf Registration"). The SEC declared this registration statement effective on August 4, 1997.

        In September 1997, the Company completed the sale of 498,000 publicly registered Common Shares which were sold to the public at a price of $51.125 per share. The Company received net proceeds of approximately $24.2 million in connection with this offering (the "September 1997 Common Share Offering").

        In September 1997, the Company sold 11,000,000 depositary shares (the "Series G Depositary Shares") pursuant to the August 1997 Equity Shelf Registration. Each Series G Depositary Share represents a 1/10 fractional interest in a 7 1/4% Series G Convertible Cumulative Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series G Preferred Shares"). Series G Depositary Shares representing Series G Preferred Shares are convertible at the option of the holder thereof at any time into Common Shares at a conversion price of $58.58 per Common Share (equivalent to a conversion rate of approximately .4268 Common Shares for each Series G Depositary Share). The liquidation preference of each of the Series G Preferred Shares is $250.00 per share (equivalent to $25 per Series G Depositary Share). The Company received net proceeds of approximately $264 million from this offering (the "Series G Preferred Share Offering"). In addition, in October 1997, the Company sold 1,650,000 additional Series G Depositary Shares pursuant to an over-allotment option granted to the underwriters and received net proceeds of approximately $39.6 million therefrom.

        In October 1997, in connection with the acquisition of a portfolio of Properties, the Company issued 3,315,500 publicly registered Common Shares, which were issued at a price of $45.25 per share with a value of approximately $150 million (the "October 1997 Common Share Offering").

        On November 3, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register 7,000,000 Common Shares pursuant to a Distribution Reinvestment and Share Purchase Plan. This registration statement was declared effective on November 25, 1997. The Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan") of the Company provides holders of record and beneficial owners of Common Shares, Preferred Shares, and limited partnership interests

                                    PART I

in the Operating Partnership with a simple and convenient method of investing cash distributions in additional Common Shares. Common Shares may also be purchased on a monthly basis with optional cash payments made by participants in the Plan and interested new investors, not currently shareholders of the Company, at the market price of the Common Shares less a discount ranging between 0% and 5% (as determined in accordance with the DRIP Plan).

        In December 1997, in connection with an acquisition of a Property, the Company issued 736,296 publicly registered Common Shares, which were issued at a price of $48.85 per share with a value of approximately $36 million.

        Also in December 1997, the Company completed the sale of 467,722 publicly registered Common Shares, which were sold at a price of $51.3125 per share. The Company received net proceeds of approximately $22.8 million in connection with this offering (the "December 1997 Common Share Offering").

        During 1997, the Company issued 84,183 Common Shares pursuant to the Employee Share Purchase Plan at net prices which ranged from $35.63 per share to $42.08 per share and raised approximately $3.2 million in connection therewith.

Debt Offerings For the Years Ended December 31, 1997, 1996 and 1995
-------------------------------------------------------------------

        In April 1995, the Operating Partnership issued $125 million of 7.95% unsecured fixed rate notes (the "2002 Notes") in a public debt offering (the "Second Public Debt Offering"). The Operating Partnership received net proceeds of approximately $123.1 million in connection with the Second Public Debt Offering.

        In August 1996, the Operating Partnership issued $150 million of 7.57% unsecured fixed rate notes (the "2026 Notes") in a public debt offering (the "Third Public Debt Offering"). The Operating Partnership received net proceeds of approximately $149 million in connection with this issuance.

        On September 18, 1996, the Operating Partnership filed with the SEC a Form S-3 Registration Statement to register $500 million of debt securities (the "1996 Debt Shelf Registration").

        In October 1997, the Operating Partnership issued $150 million of unsecured fixed rate notes (the "2017 Notes") pursuant to the 1996 Debt Shelf Registration in a public debt offering (the "Fourth Public Debt Offering"). The 2017 Notes are due on October 15, 2017 and bear interest at 7.125%, which is payable semiannually in arrears on April 15 and October 15, commencing April 15, 1998. The 2017 Notes are redeemable at any time by the Operating Partnership pursuant to the terms thereof. The Operating Partnership received net proceeds of approximately $147.4 million in connection with this issuance.

        In November 1997, the Operating Partnership issued $200 million of unsecured fixed rate notes pursuant to the 1996 Debt Shelf Registration in a public debt offering (the "Fifth Public Debt

                                    PART I

Offering"). Of the $200 million issued, $150 million of these notes are due November 15, 2001 (the "2001 Notes") and bear interest at a rate of 6.55%, which is payable semiannually in arrears on May 15 and November 15, commencing on May 15, 1998. The remaining $50 million of these notes are due November 15, 2003 (the "2003 Notes") and bear interest at a rate of 6.65%, which is payable semiannually in arrears on May 15 and November 15, commencing on May 15, 1998. The Operating Partnership received net proceeds of approximately $198.5 million in connection with the 2001 Notes and the 2003 Notes.

CREDIT FACILITY

        On November 15, 1996, the Company completed an agreement with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") and Bank of America Illinois ("Bank of America") to provide the Operating Partnership a $250 million unsecured line of credit. In September 1997, this agreement was amended to increase the potential borrowings to $500 million. This line of credit matures in November 1999 and borrowings generally will bear interest at a per annum rate of one, two, three or six month LIBOR, plus a certain rate dependent upon the Company's credit rating, which rate is currently at 0.45%, and is subject to an annual facility fee of $750,000. As of December 31, 1997, $235 million of borrowings were outstanding on this line of credit, bearing interest at a weighted average rate of 6.46%.

BUSINESS COMBINATIONS

        On May 30, 1997, the Company completed the acquisition of the multifamily property business of Wellsford through the tax-free Wellsford Merger. The transaction was valued at approximately $1 billion and included 72 Properties of Wellsford containing 19,004 units. The purchase price consisted of 10.8 million Common Shares issued by the Company with a market value of $443.7 million, the liquidation value of $157.5 million for the Wellsford Series A Cumulative Convertible Preferred Shares of Beneficial Interest and the Wellsford Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, the assumption of mortgage indebtedness and unsecured notes in the amount of $345 million, the assumption of other liabilities of approximately $33.5 million and other merger related costs of approximately $23.4 million. In the Wellsford Merger, each outstanding common share of beneficial interest of Wellsford was converted into .625 of a Common Share. In addition, Wellsford Series A Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as the Company's 3,999,800 Series E Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series E Preferred Shares") and Wellsford's Series B Cumulative Redeemable Preferred Shares of Beneficial Interest were redesignated as the Company's 2,300,000 9.65% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series F Preferred Shares").

        On December 23, 1997, the Company completed the acquisition of the multifamily property business of EWR, through the tax-free EWR Merger. The transaction was valued at approximately $1.2 billion and included 53 Properties of EWR containing 15,331 units and three Properties under construction or expansion expected to contain 953 units. The purchase price consisted of 10.3 million Common Shares issued by the Company with a total market value of approximately $501.6

                                    PART I

million, the assumption of EWR's minority interest with a market value of approximately $107.3 million, the assumption of mortgage indebtedness and unsecured notes in the amount of $498 million, the assumption of other liabilities of approximately $28.2 million and other EWR Merger related costs of approximately $16.7 million. In the EWR Merger, each outstanding common share of beneficial interest of EWR was converted into .50 of a Common Share.

RECENT TRANSACTIONS

        From January 1, 1998 through March 13, 1998, the Company acquired 12 properties from unaffiliated third parties for a total purchase price of approximately $158.2 million, which included the assumption of mortgage indebtedness of approximately $50.8 million. These properties were Cityscape, a 156-unit property located in St. Louis Park, Minnesota; 740 River Drive, a 162-unit property located in St. Paul, Minnesota; Prospect Towers, a 157-unit property located in Hackensack, New Jersey; Park Westend, a 312-unit property located in Richmond, Virginia; Park Place, a 229-unit property located in Houston, Texas; Emerald Bay at Winter Park, a 431-unit property located in Winter Park, Florida; Farnham Park, a 216-unit property located in Houston, Texas; Plantation, a 232-unit property located in Houston, Texas; Balcones Club, a 312-unit property located in Austin, Texas; Coach Lantern, a 90-unit property located in Scarborough, Maine; Foxcroft, a 104-unit property located in Scarborough, Maine; and Yarmouth Woods, a 138- unit property located in Yarmouth, Maine.

        In January 1998, the Company completed the sale of 4,000,000 publicly registered Common Shares which were sold to the public at a price of $50.4375 per share. The Company received net proceeds of approximately $195.3 million in connection with this offering (the "January 1998 Common Share Offering").

        In February 1998, the Company completed offerings in the aggregate of 1,988,340 publicly registered Common Shares which were sold to the public at prices ranging from $48 to $50.625 per share (the "February 1998 Common Share Offerings"). The Company received net proceeds of approximately $95 million therefrom.

        Through February 1998, the Company sold approximately 639,000 Common Shares pursuant to the DRIP Plan and raised proceeds of approximately $31.7 million therefrom.

        On February 3, 1998, the Company filed with the SEC a Form S-3 Registration Statement to register $1 billion of equity securities. The SEC declared this registration statement effective on February 27, 1998.

        On February 3, 1998, the Operating Partnership filed a Form S-3 Registration Statement to register $1 billion of debt securities. The SEC declared this registration statement effective on February 27, 1998.


        On March 12, 1998, the Company disposed of two Properties for a total sales price of $16.7 million.

                                    PART I

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

TAX STATUS

        The Company has elected to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company generally will not be subject to Federal income tax to the extent it distributes 95% of its taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any year, its taxable income may be subject to income tax at regular corporate rates (including any applicable alternative minimum tax). Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and excise taxes on its undistributed income.

RISK FACTORS

        The Company's results of operations are subject to certain risks and uncertainties relating to the operations of its Properties. Investors should carefully consider, among other factors, the matters described below prior to making an investment decision regarding the securities of the Company.

Adverse Consequences of Debt Financing and Preferred Shares

        General Risks. As of December 31, 1997, the Properties were subject to approximately $1.6 billion of mortgage indebtedness and the Company's total debt equaled approximately $2.9 billion. Of the total debt outstanding, $912.7 million, including the line of credit balance of $235 million, represented floating rate debt, of which approximately $611 million was issued at tax exempt rates. In addition, from June 1995 through October 1997, the Company issued Preferred Shares and Depositary Shares pursuant to offerings previously mentioned and utilized the proceeds to repay indebtedness and to acquire additional Properties. The Company is subject to the risks normally associated with debt or preferred equity financing, including the risk that the Company's cash flow will be insufficient to meet required payments of principal and interest as well as Preferred Share distributions, the risk that existing indebtedness may not be refinanced or that the terms of such refinancing will not be as favorable as the terms of current indebtedness and the risk that necessary capital expenditures for such purposes as renovations and other improvements may not be financed on favorable terms or at all. If the Company were unable to refinance its indebtedness on acceptable terms, or at all, the Company might be forced to dispose of one or more of the Properties on disadvantageous terms, which might result in losses to the Company and might adversely affect the

                                    PART I

cash available for distributions to shareholders. If interest rates or other factors at the time of the refinancing result in higher interest rates upon refinancing, the Company's interest expense would increase, which would affect the Company's ability to make distributions to its shareholders. Furthermore, if a Property is mortgaged to secure payment of indebtedness and the Company is unable to meet mortgage payments, the mortgagee could foreclose upon the Property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of income and asset value to the Company. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering the Company's ability to meet the REIT distribution requirements of the Code.

        Restrictions on the Company's Activities. A substantial portion of the Company's debt was issued pursuant to certain indentures (the "Indentures") which restrict the amount of indebtedness (including acquisition financing) the Company may incur. Accordingly, in the event that the Company is unable to raise additional equity or borrow money because of the debt restrictions in the Indentures, the Company's ability to acquire additional properties may be limited. If the Company is unable to acquire additional properties, its ability to increase the distributions with respect to Common Shares, as it has done in the past, will be limited to management's ability to increase funds from operations, and thereby cash available for distributions, from the existing Properties in the Company's portfolio at such time.

        Bond Compliance Requirements. Certain of the Company's Properties are subject to restrictive covenants or deed restrictions relating to current or previous tax-exempt bond financing and owns the bonds collateralized by several additional Properties. The Company has retained an independent outside consultant to monitor compliance with the restrictive covenants and deed restrictions that affect these Properties. The bond compliance requirements may have the effect of limiting the Company's income from certain of these Properties if the Company is required to lower its rental rates to attract low or moderate income tenants, or eligible/qualified tenants.

CONTROL AND INFLUENCE BY SIGNIFICANT SHAREHOLDERS

        As of March 13, 1998, Mr. Zell, certain of the current holders (the "Zell Holders") of certain OP Units ("Original OP Units") issued at the time of the EQR IPO to certain affiliates of Mr. Zell which contributed 33 of the Properties at the time of the EQR IPO (the "Zell Original Owners"), Equity Properties Management Corp. ("EPMC") and other affiliates of Mr. Zell owned in the aggregate approximately 4.4% of the Common Shares (assuming that all of the partnership interests in the Operating Partnership are exchanged for Common Shares), and certain entities controlled by Starwood Capital Partners L.P. ("Starwood") and its affiliates which contributed 23 of the Properties at the time of the EQR IPO (the "Starwood Original Owners") owned in the aggregate approximately 1.7% of the Common Shares (assuming that all of the OP Units are exchanged for Common Shares). The Starwood Original Owners, together with the Zell Original Owners, shall be referred to collectively as the "Original Owners." As of March 13, 1998, the Company had options outstanding to purchase approximately 5.6 million Common Shares (plus an additional 1.3 million options to purchase Common Shares which have been authorized by the Company for issuance subject to shareholder approval) which it has granted to certain officers, employees and trustees of the Company and consultants to the Company, some of whom are

                                    PART I

affiliated with Mr. Zell, representing in the aggregate approximately 6% of the Common Shares outstanding (assuming that all such options are exercised for Common Shares and all of the outstanding OP Units are exchanged for Common Shares). Further, the consent of affiliates of Mr. Zell who are Zell Holders and of the Starwood Original Owners is required for certain amendments to the Operating Partnership's Fourth Amended and Restated ERP Operating Limited Partnership Agreement of Limited Partnership (the "Partnership Agreement"). Accordingly, Mr. Zell and the Starwood Original Owners may continue to have substantial influence over the Company, which influence might not be consistent with the interests of other shareholders, and on the outcome of any matters submitted to the Company's shareholders for approval. In addition, although there is no current agreement, understanding or arrangement for these shareholders to act together on any matter, these shareholders would be in a position to exercise significant influence over the affairs of the Company if they were to act together in the future.

POTENTIAL ENVIRONMENTAL LIABILITY AFFECTING THE COMPANY

        Under various federal, state and local environmental laws, ordinances and regulations, an owner of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. These laws often impose environmental liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure properly to remediate such substances, may adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain laws impose liability for release of asbestos-containing materials ("ACMs") into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company or the Subsidiaries, as the case may be, may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as for certain other related costs, including governmental fines and injuries to persons and property.

        All of the Properties have been the subject of a Phase I, and in certain cases a supplemental, environmental assessment completed by qualified independent environmental consultant companies. The most recent environmental assessments for each of the Properties were conducted within the last five years. Environmental assessments were obtained prior to the acquisition by the Company of each of the Properties. These environmental assessments have not revealed, nor is the Company aware of, any environmental liability that the Company's management believes would have a material adverse effect on the Company's business, results of operations, financial condition or liquidity.

        No assurance can be given that existing environmental assessments with respect to any of the Properties reveal all environmental liabilities, that any prior owner of a Property did not create any material environmental

                                    PART I

condition not known to the Company, or that a material environmental condition does not otherwise exist as to any one or more Properties.

GENERAL REAL ESTATE INVESTMENT CONSIDERATIONS; CHANGES IN LAWS

        General. Real property investments are subject to varying degrees of risk and are relatively illiquid. Income from real property investments and the Company's resulting ability to make expected distributions to shareholders may be adversely affected by the general economic climate, local conditions such as oversupply of apartment units or a reduction in demand for apartment units in the area, the attractiveness of the Properties to tenants, zoning or other regulatory restrictions, the ability of the Company to provide adequate maintenance and insurance, and increased operating costs (including insurance premiums and real estate taxes). The Company's income would also be adversely affected if tenants were unable to pay rent or the Company were unable to rent apartment units on favorable terms. If the Company were unable to promptly relet units or renew the leases for a significant number of apartment units, or if the rental rates upon such renewal or reletting were significantly lower than expected rates, then the Company's funds from operations and ability to make expected distributions to shareholders may be adversely affected. In addition, certain expenditures associated with each equity investment (such as real estate taxes and maintenance costs) generally are not reduced when circumstances cause a reduction in income from the investment. The Company intends to purchase newly developed, as well as invest in the development of multifamily communities, including the expansion of existing multifamily communities. Such projects generally require the expenditure of capital, and consequently there can be no assurance that any of such projects will be completed or that such projects will prove to be profitable. The failure of the Company to complete or to profitably operate planned development projects may have an adverse affect on the Company's results of operations and financial position. Furthermore, real estate investments are relatively illiquid and, therefore, will tend to limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions.

        Changes in Laws. Increases in real estate taxes, income taxes and service or other taxes generally are not passed through to tenants under existing leases and may adversely affect the Company's FFO and its ability to make distributions to shareholders. Similarly, changes in laws increasing the potential liability for environmental conditions existing on Properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures, which would adversely affect the Company's FFO and its ability to make distributions to shareholders.

OWNERSHIP LIMIT AND LIMITS ON CHANGES IN CONTROL

        5% Ownership Limit; Inapplicability to Mr. Zell and Others. In order to maintain its qualification as a REIT under the Code, not more than 50% of the value of the outstanding shares of beneficial interest of the Company may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities). Certain beneficial owners of the Zell Holders (i.e., beneficiaries of trusts established for the benefit of Mr. Zell and his family and trusts established for the benefit of the family of Mr. Robert Lurie, a deceased partner of Mr. Zell (the "Lurie Family Trusts")), EPMC, the Starwood Original Owners, Mr. Keith Withycombe and Mr.

                                    PART I

Stephen Evans, a Trustee of the Company (through their potential ownership of Common Shares), together constitute five individuals for purposes of this test and, under the Internal Revenue Service's (the "Service") rules applicable to determining percentages of ownership, will be deemed to own approximately 4.8% of the value of the outstanding shares of beneficial interest of the Company. Due to such concentration of ownership of the Company, ownership of more than 5% or the lesser of the number or value of the outstanding shares of beneficial interest of the Company by any single shareholder has been restricted, with certain exceptions, for the purpose of maintaining the Company's qualification as a REIT under the Code. Such restrictions in the Company's Declaration of Trust do not apply to the ownership of the 5,499,403 Common Shares subject to acquisition by the holders of Original OP Units and EPMC through the exchange of Original OP Units. Additionally, the Company's Declaration of Trust allows certain transfers of such Common Shares without the transferees being subject to the 5% ownership limit, provided such transfers do not result in an increased concentration in the ownership of the Company. The Company's Board of Trustees, upon receipt of a ruling from the Service, an opinion of counsel or other evidence satisfactory to the Board of Trustees and upon such other conditions as the Board of Trustees may direct, may also exempt a proposed transferee from this restriction.

        The 5% ownership limit, as well as the ability of the Company to issue additional Common Shares or other shares of beneficial interest (which may have rights and preferences senior to the Common Shares), may discourage a change of control of the Company and may also (i) deter tender offers for the Common Shares, which offers may be advantageous to shareholders, and (ii) limit the opportunity for shareholders to receive a premium for their Common Shares that might otherwise exist if an investor were attempting to assemble a block of Common Shares in excess of 5% of the outstanding shares of beneficial interest of the Company or otherwise effect a change of control of the Company.

        Possible Adverse Consequences of Ownership Limit. To maintain its qualification as a REIT for federal income tax purposes, not more than 50% in value of the outstanding shares of beneficial interest of the Company may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code, to include certain entities). Certain beneficial owners of the Zell Holders (i.e., beneficiaries of trusts established for benefit of Mr. Zell and his family and the Lurie Family Trusts and EPMC, together with the Starwood Original Owners, Mr. Withycombe and Mr. Evans (through their potential ownership of Common Shares) together constitute five individuals for purposes of this test and, under the Service's rules applicable to determining percentages of ownership, are deemed to own approximately 4.8% of the value of the outstanding shares of beneficial interest of the Company. To facilitate maintenance of its qualification as a REIT for federal income tax purposes, the Company generally will prohibit ownership, directly or by virtue of the attribution provisions of the Code, by any single shareholder of more than 5% of the issued and outstanding Common Shares and generally will prohibit ownership, directly or by virtue of the attribution provisions of the Code, by any single shareholder of more than 5% of the issued and outstanding shares of any class or series of the Company's Preferred Shares (collectively, the "Ownership Limit"). The Board of Trustees may, in its reasonable discretion, waive or modify the Ownership Limit with respect to one or more persons who would not be treated as "individuals" for purposes of the Code if it is satisfied, based upon information required to be provided by the party seeking the waiver, that ownership in excess of this limit will not cause

                                    PART I

a person who is an individual to be treated as owning Common Shares or Preferred Shares in excess of the Ownership Limit, applying the applicable constructive ownership rules, and will not otherwise jeopardize the Company's status as a REIT for federal income tax purposes. The Company's Declaration of Trust also exempts from the Ownership Limit certain of the beneficial owners of the Original Owners and EPMC, who would exceed the Ownership Limit as a result of the exchange of the OP Units for Common Shares, which OP Units were received by them at the time of the formation of EQR. Absent any such exemption or waiver, Common Shares or Preferred Shares acquired or held in violation of the Ownership Limit will be transferred to a trust for the benefit of a designated charitable beneficiary, with the person who acquired such Common Shares and/or Preferred Shares in violation of the Ownership Limit not entitled to receive any distributions thereon, to vote such Common Shares or Preferred Shares, or to receive any proceeds from the subsequent sale thereof in excess of the lesser of the price paid therefore or the amount realized from such sale. A transfer of Common Shares and/or Preferred Shares to a person who, as a result of the transfer, violates the Ownership Limit may be void under certain circumstances. The Ownership Limit may have the effect of delaying, deferring or preventing a change in control and, therefore, could adversely affect the shareholders' ability to realize a premium over the then-prevailing market price for the Common Shares in connection with such transaction.

        Staggered Board. The Board of Trustees of the Company has been divided into three classes of trustees. As the term of each class expires, trustees for that class will be elected for a three-year term and the trustees in the other two classes will continue in office. The staggered terms for trustees may impede the shareholders' ability to change control of the Company even if a change in control were in the shareholders' interest.

        Preferred Shares. The Company's Declaration of Trust authorizes the Board of Trustees to issue up to 100,000,000 preferred shares of beneficial interest, $.01 par value per share ("Preferred Shares"), and to establish the preferences and rights (including the right to vote and the right to convert into Common Shares) of any Preferred Shares issued. The power to issue Preferred Shares could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the shareholders' interest. As of March 13, 1998, 15,343,500 Preferred Shares were issued and outstanding.

CONSEQUENCES OF FAILURE TO QUALIFY AS A REIT

        Taxation as a Corporation. The Company believes that it has qualified and will continue to qualify as a REIT under the Code, commencing with its taxable year ended December 31, 1992. However, no assurance can be given that the Company was organized and has been operated and will be able to operate in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within the Company's control.

        If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable

                                    PART I

income at corporate rates. Moreover, unless entitled to relief under certain statutory provisions, the Company also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce the net earnings of the Company available for investment or distribution to shareholders because of the additional tax liability to the Company for the years involved. In addition, distributions to shareholders would no longer be required to be made.

        Other Tax Liabilities. Even if the Company qualifies as a REIT, it will be subject to certain federal, state and local taxes on its income and property. In addition, the Company's management operations, which are conducted through the Management Partnerships, generally will be subject to federal income tax at regular corporate rates.

DEPENDENCE ON KEY PERSONNEL

        The Company is dependent on the efforts of its executive officers. While the Company believes that it could find replacements for these key personnel, the loss of their services could have a temporary adverse effect on the operations of the Company. Only one of these officers has entered into an employment agreement with the Company.

DISTRIBUTION REQUIREMENTS POTENTIALLY INCREASING INDEBTEDNESS OF THE COMPANY

        The Company may be required from time to time, under certain circumstances, to accrue as income for tax purposes interest and rent earned but not yet received. In such event, or upon the repayment by the Company or its Subsidiaries of principal on debt, the Company could have taxable income without sufficient cash to enable the Company to meet the distribution requirements of a REIT. Accordingly, the Company could be required to borrow funds or liquidate investments on adverse terms in order to meet such distribution requirements.

EXEMPTIONS FOR MR. ZELL AND OTHERS FROM MARYLAND BUSINESS COMBINATION LAW WHICH TEND TO INHIBIT TAKEOVERS

        Under the Maryland General Corporation Law, as amended ("MGCL"), certain "business combinations" (including a merger, consolidation, share exchange or, in certain circumstances, an asset transfer or issuance or reclassification of equity securities) between a Maryland real estate investment trust and any person who beneficially owns 10% or more of the voting power of the trust's shares of beneficial interest or an affiliate of the trust who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the trust's shares of beneficial interest (an "Interested Shareholder"), or an affiliate of such Interested Shareholder, are prohibited for five years after the most recent date on which the Interested Shareholder becomes an Interested Shareholder. Thereafter, any such business combination must be recommended by the board of trustees of such trust and approved by the affirmative vote of at least (a) 80% of the votes entitled to be cast by holders of outstanding voting shares of beneficial interest of the trust and (b) two-thirds of the votes entitled to be cast by holders of voting shares of beneficial interest of the trust other than shares held by the Interested Shareholder with whom (or with whose affiliate) the business combination is to be effected,

                                    PART I

(unless, among other conditions, the holders of the common shares of the trust receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Shareholder for its common shares. As permitted by the MGCL, the Company has exempted any business combination involving Mr. Zell, the Zell Original Owners, EPMC and their respective affiliates and associates, present or future, or any other person acting in concert or as a group with any of the foregoing persons and, consequently, the five- year prohibition and the super-majority vote requirements will not apply to a business combination between any of them and the Company. As a result, Mr. Zell, the Zell Original Owners, EPMC, any present or future affiliate or associate of theirs or any other person acting in concert or as a group with any of the foregoing persons may be able to enter into business combinations with the Company, which may not be in the best interest of the shareholders, without compliance by the Company with the super-majority vote requirements and other provisions of the MGCL.

ITEM 2.  THE PROPERTIES

        As of December 31, 1997, the Company controlled a portfolio of 463 multifamily Properties located in 34 states containing 135,200 apartment units. The average number of units per Property was approximately 293. The units are typically contained in a series of two-story buildings. The Properties contain an aggregate of 118.9 million rentable square feet, with an average unit size of 886 square feet. The average rent per unit was $696 and the average rent per square foot was $0.79.

        As of December 31, 1997, the Properties had an average occupancy rate of 95%. Tenant leases are generally year-to-year and require security deposits. The Properties typically provide residents with attractive amenities, which may include a clubhouse, swimming pool, laundry facilities and cable television access. Certain Properties offer additional amenities such as saunas, whirlpools, spas, sports courts and exercise rooms.

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

        The Company beneficially owns fee simple title to 456 of the Properties and holds a 73-year leasehold interest with respect to one Property (Mallgate). Direct fee simple title for certain of the Properties is owned by single-purpose nominee corporations or land trusts that engage in no business other than holding title to the Property for the benefit of the Company. Holding title in such a manner is expected to make it less costly to transfer such Property in the future in the event of a sale and should facilitate financing, since lenders often require title to a Property to be held in a single purpose entity in order to isolate that Property from potential liabilities of other Properties. Direct fee simple title for certain other Properties is owned by an LLC. In addition, with respect to two Properties, the Company owns the debt collateralized by such Properties and with respect to four Properties, the Company owns an interest in the debt collateralized by the Properties. As of December 31, 1997, the Company had an investment in partnership interests and subordinated mortgages and mortgage loans collateralized by the Additional Properties. The Additional Properties contain 5,267 units, located in seven states.

        The following two tables set forth certain information relating to the Properties and the Additional Properties:

ITEM 2. PROPERTIES
                         PROPERTIES- CONTINUED

                                                                                                    Occupancy    December, 1997
                                                   Acreage                             Average       As of       Avg. Monthly
                                    Year(s)        (approx-                Square   Square Footage  December     Rental Rate Per
Property                          Constructed       imate)       Units     Footage     Per Unit     31, 1997     Unit  Square Foot
----------------------------------------------------------------------------------------------------------------------------------
ALABAMA
Meadows on the Lake/Park,
Birmingham (2 properties)          1986/1987         37           400      418,452     1,046          94%         $570    $0.54

ARIZONA
Bay Club, Phoenix                     1976           13           420      257,790       614          95%         $526    $0.86

Camellero, Scottsdale (1)             1979           15           344      311,526       906          95%         $723    $0.80

Canyon Creek, Tucson                  1986           10           242      169,946       702          96%         $488    $0.69

Canyon Sands, Phoenix (1)             1983           20           412      353,592       858          92%         $557    $0.65

Chandler Court, Chandler              1987           20           311      263,338       847          92%         $641    $0.76

Crystal Creek, Phoenix                1985           10           273      190,140       696          96%         $571    $0.82

Del Coronado, Mesa (1)                1985           19           419      394,062       940          93%         $671    $0.71

Desert Sands, Phoenix (1)             1982           20           412      353,592       858          92%         $557    $0.65

Flying Sun, Phoenix                   1983            4           108       93,708       868          98%         $590    $0.68

Fountain Creek, Phoenix               1984            9           186      144,374       776          96%         $603    $0.78

Indian Bend, Scottsdale               1973           14           275      226,444       823          93%         $692    $0.84

Southbank, Mesa                       1985            5           113       99,448       880          96%         $573    $0.65

Southcreek, Mesa (1)                1986-89          23           528      472,152       894          93%         $663    $0.74

Via Ventura, Scottsdale               1980           19           320      279,187       872          97%         $728    $0.83

Villa Madeira, Scottsdale             1971           17           332      291,280       877          95%         $700    $0.80

Villa Manana, Phoenix               1971-85           8           260      212,150       816          93%         $619    $0.76

Copper Creek, Phoenix                 1984            8           144      146,024     1,014          97%         $789    $0.78

Crown Court, Phoenix                  1987           27           416      464,582     1,117          99%         $857    $0.77

ITEM 2. PROPERTIES
                         PROPERTIES- CONTINUED

                                                                                                    Occupancy    December, 1997
                                                   Acreage                             Average        As of       Avg. Monthly
                                    Year(s)        (approx-                Square   Square Footage  December     Rental Rate Per
Property                          Constructed       imate)       Units     Footage     Per Unit     31, 1997     Unit  Square Foot
----------------------------------------------------------------------------------------------------------------------------------
ARIZONA , CONTINUED
Dos Caminos, Phoenix                  1983           16           264      265,884     1,007          98%         $781    $0.78

The Pointe ASM, Phoenix               1988           14           364      309,548       850          93%         $666    $0.78

San Tropez, Phoenix                   1989           13           316      332,080     1,051          98%         $886    $0.84

Misson Palms, Tucson                  1980           35           360      372,918     1,036          99%         $669    $0.65

Skyline Gateway, Tucson               1985            8           246      179,422       729          98%         $568    $0.78

Sedona Ridge, Phoenix                 1988           17           250      235,345       941          95%         $728    $0.77

Windemere, Mesa (1)                   1986           18           224      187,192       836          95%         $591    $0.71

Sycamore Creek, Scottsdale (1)        1984           19           350      335,420       958          91%         $759    $0.79

Villa Serenas, Tucson (1)             1973           18           611      452,751       741          87%         $506    $0.68

Acacia Creek, Scottsdale           1988-1994         20           508      462,280       910          95%         $765    $0.84

Bayside at the Islands, Gilbert (1)   1989           15           272      236,640       870          93%         $736    $0.85

Country Brook, Chandler (1)        1986-1996         24           396      380,556       961          95%         $739    $0.77

Gateway Villas, Scottsdale            1995           18           180      179,664       998          97%         $836    $0.84

Greenwood Village, Tempe (1)          1984           13           270      238,768       884          92%         $670    $0.76

Superstition Vista, Mesa              1987           16           316      300,510       951          93%         $649    $0.68

Heritage Point, Mesa                  1986            7           148      114,436       773          91%         $797    $1.03

La Mariposa, Mesa (1)                 1986           11           222      206,052       928          96%         $645    $0.69

Little Cottonwoods, Tempe (1)         1984           20           379      389,012     1,026          94%         $766    $0.75

Miramonte, Scottsdale                 1983            4           151      118,568       785          96%         $666    $0.85

ITEM 2. PROPERTIES
                         PROPERTIES- CONTINUED

                                                                                                    Occupancy    December, 1997
                                                   Acreage                             Average        As of       Avg. Monthly
                                    Year(s)        (approx-                Square   Square Footage  December     Rental Rate Per
Property                          Constructed       imate)       Units     Footage     Per Unit     31, 1997     Unit  Square Foot
----------------------------------------------------------------------------------------------------------------------------------
ARIZONA, continued
Morningside, Scottsdale (1)           1989           10           160      163,116     1,019          98%         $802    $0.79

Mountain Park, Phoenix (1)            1994           12           240      230,560       961          92%         $800    $0.83

Park Meadow, Gilbert (1)              1986            7           224      197,120       880          97%         $691    $0.79

Rancho Murietta, Tempe                1983           14           292      253,016       866          95%         $698    $0.81

Scottsdale Courtyards, Scottsdale (1) 1993           18           274      284,175     1,037          99%         $895    $0.86

Scottsdale Meadows, Scottsdale        1984            7           168      149,520       890          95%         $727    $0.82

Shadow Brook, Scottsdale (1)          1984           17           224      226,296     1,010          98%         $863    $0.85

Shores at Andersen Springs,
Chandler (1)                          1989           11           299      265,218       887          95%         $776    $0.87

Sonoran, Phoenix (1)                  1995           15           429      413,344       964          93%         $770    $0.80

The Enclave, Tempe (1)                1994           25           204      194,142       952          98%         $850    $0.89

The Meadows, Mesa                     1984           15           306      247,378       808          92%         $575    $0.71

Towne Square, Chandler             1987-1996         16           584      560,640       960          96%         $683    $0.71

Villa Encanto, Phoenix                1983           21           382      309,982       811          93%         $631    $0.78

Village at Lakewood, Phoenix (1)      1988           12           240      205,752       857          95%         $754    $0.88

Harrison Park, Tucson (1)             1985            6           360      291,240       809          90%         $623    $0.77

La Reserve Villas, Tucson (1)         1988           12           240      216,008       900          97%         $619    $0.69

Orange Grove Village, Tucson (1)   1986-1995         17           400      285,600       714          90%         $561    $0.79

Suntree Village, Tucson (1)           1986           16           424      345,761       815          92%         $529    $0.65

Arboretum, Tucson (1)                 1987           14           496      439,456       886          97%         $569    $0.64

ITEM 2. PROPERTIES
                         PROPERTIES- CONTINUED

                                                                                                    Occupancy    December, 1997
                                                   Acreage                             Average        As of       Avg. Monthly
                                    Year(s)        (approx-                Square   Square Footage  December     Rental Rate Per
Property                          Constructed       imate)       Units     Footage     Per Unit     31, 1997     Unit  Square Foot
----------------------------------------------------------------------------------------------------------------------------------
ARIZONA, continued
Village at Tanque Verde,
Tucson (1)                         1984-1994          9           217      174,668       805          91%         $571    $0.71

Legends at La Paloma, Tucson          1995           20           312      325,648     1,044          95%         $783    $0.75

Bear Canyon, Tucson                   1996           14           238      231,640       973          92%         $726    $0.75

Promontory Pointe I&II,
Phoenix (1)                        1984-1996         27           424      421,446       994          96%         $772    $0.78

The Hawthorne, Phoenix                1996           10           276      259,784       941          91%         $782    $0.83

Isle at Arrowhead Ranch, Glendale     1996           18           256      244,608       956          95%         $839    $0.88

Ladera, Phoenix                       1995           15           248      243,312       981          96%         $832    $0.85

Ingleside, Phoenix                    1995            5           120      118,664       989          98%         $865    $0.87

The Heritage, Phoenix (1)             1995            8           204      198,276       972          91%         $797    $0.82

Sun Creek, Glendale (1)               1985            7           175      129,661       741          94%         $601    $0.81

Silver Creek, Phoenix (1)             1986            5           174      134,820       775          95%         $614    $0.79

Preserve at Squaw Park, Phoenix (1)   1990            4           108       92,168       853          94%         $836    $0.98

The Palms, Phoenix (1)                1990            5           132      135,460     1,026          98%         $924    $0.90

Mirador, Phoenix                      1995           16           316      311,928       987          92%         $817    $0.83

La Valencia, Mesa                     1997           18           361      342,946       950          94%         $664    $0.70

ARKANSAS
Combined Little Rock
Properties (1)(3)                  1974-1975         44         1,039      889,416       856          93%         $520    $0.61

CALIFORNIA
Carmel Terrace, San Diego          1988-89           20           384      298,588       778          97%         $816    $1.05

Casa Capricorn & Pardee Casas,
San Diego                          1976-1986         19           388      346,720       894          97%         $800    $0.90

Creekside Oaks, Walnut Creek  (1)     1974            7           316      237,952       753          92%         $850    $1.13

ITEM 2. PROPERTIES
                         PROPERTIES- CONTINUED

                                                                                                    Occupancy    December, 1997
                                                   Acreage                             Average        As of       Avg. Monthly
                                    Year(s)        (approx-                Square   Square Footage  December     Rental Rate Per
Property                          Constructed       imate)       Units     Footage     Per Unit     31, 1997     Unit  Square Foot
----------------------------------------------------------------------------------------------------------------------------------
CALIFORNIA, continued
Deerwood, San Diego                   1990           29           316      333,079     1,054          95%       $1,072    $1.02

Eagle Canyon, Chino Hills             1985           32           252      252,493     1,002          93%         $975    $0.97

Emerald Place, Bermuda Dunes          1988           17           240      214,072       892          97%         $622    $0.70

Hathaway, Long Beach                  1987           17           385      266,805       693          95%         $885    $1.28

Lakeville Resort, Petaluma (1)        1984           45           492      461,798       939          98%         $806    $0.86

Lands End, Pacifica                   1974            7           260      161,121       620          97%       $1,062    $1.71

Merrimac Woods, Costa Mesa            1970           39           123      88,160        717          98%         $807    $1.13

Mountain Terrace, Stevenson Ranch     1992           39           510      425,612       835          93%         $878    $1.05

Oak Park North & South, Agoura (1) 1989-1990         24           444      368,600       830          96%       $1,078    $1.30

Park West, Los Angeles                1990            4           444      315,588       711          95%       $1,015    $1.43

Promenade Terrace, Corona Hills (1)   1990           27           330      360,838     1,093          99%         $882    $0.81

Regency Palms, Huntington Beach       1969           14           310      261,634       844          91%         $866    $1.03

Summer Ridge, Riverside               1985            6           136      104,832       771          99%         $695    $0.90

Summerset Village, Chatsworth         1985           29           280      286,752     1,024          96%       $1,098    $1.07

Villa Solana, Laguna Hills            1984           13           272      245,104       901          97%         $915    $1.02

Vista Del Lago, Mission Viejo (1)  1986-88           29           608      512,200       842          92%         $941    $1.12

Windridge, Laguna Niguel (1)          1989           19           344      375,312     1,091          95%       $1,046    $0.96

Bay Ridge, San Pedro                  1987            2            60       46,836       781          95%         $908    $1.16

La Mirage, San Diego               1988-1992         75         1,070      972,689       909          94%       $1,094    $1.20

ITEM 2. PROPERTIES
                         PROPERTIES- CONTINUED

                                                                                                    Occupancy    December, 1997
                                                   Acreage                             Average        As of       Avg. Monthly
                                    Year(s)        (approx-                Square   Square Footage  December     Rental Rate Per
Property                          Constructed       imate)       Units     Footage     Per Unit     31, 1997     Unit  Square Foot
----------------------------------------------------------------------------------------------------------------------------------
CALIFORNIA, continued
Harborview, San Pedro (1)             1985            7           160      171,800     1,074          89%       $1,351    $1.26

Wood Creek, Pleasant Hill             1987           16           256      257,632     1,006          95%       $1,253    $1.25

Geary Courtyard, San Francisco (1)    1990          0.4           164       85,675       522          86%       $1,123    $2.15

Deerwood, Corona                      1992           15           316      338,345     1,071          94%         $871    $0.81

Larkspur Woods, Sacramento (1)     1989/1993         16           232      253,134     1,091          95%         $959    $0.88

Ridgewood Village, San Diego          1997            9           192      163,336       851          95%         $907    $1.07

The Ashton, Corona (1)                1986           24           492      457,184       929          90%         $717    $0.77

Canyon Crest Views, Riverside      1982-1983         11           178      212,292     1,193          97%         $945    $0.79

Canyon Ridge, San Diego               1989            8           162      126,000       778          99%         $854    $1.10

Marquessa, Corona (1)                 1992           14           336      299,744       892          94%         $770    $0.86

Portofino, Chino Hills                1989           11           176      153,708       873          99%         $860    $0.98

Parkview Terrace, Redlands (1)        1986           32           558      446,856       801          96%         $699    $0.87

Redlands Lawn and Tennis Club,
Redlands (1)                          1986           27           496      394,560       795          93%         $658    $0.83

COLORADO
Cheyenne Crest, Colorado Springs      1984            9           208      175,424       843          96%         $659    $0.78

Glenridge, Colorado Springs (1)       1985            8           220      176,792       804          96%         $648    $0.81

Indian Tree, Arvada                   1983            8           168      140,000       833          95%         $666    $0.80

Trails, Aurora                        1986           11           351      286,964       818          93%         $633    $0.77

Willow Glen, Aurora                   1983           20           384      302,944       789          94%         $614    $0.78

ITEM 2. PROPERTIES
                         PROPERTIES- CONTINUED

                                                                                                    Occupancy    December, 1997
                                                   Acreage                             Average        As of       Avg. Monthly
                                    Year(s)        (approx-                Square   Square Footage  December     Rental Rate Per
Property                          Constructed       imate)       Units     Footage     Per Unit     31, 1997     Unit  Square Foot
----------------------------------------------------------------------------------------------------------------------------------
COLORADO, continued
Windmill, Colorado Springs            1985           11           304      180,640       594          97%         $523    $0.88

Yuma Court, Colorado Springs          1985            5            40       37,400       935         100%         $620    $0.66

Village at Bear Creek, Denver      1987-1996         31           472      464,558       984          93%         $848    $0.86

Cimmaron Ridge, Denver                1984           10           296      229,048       774          93%         $586    $0.76

Colinas Pointe, Denver                1986           13           272      213,984       787          92%         $647    $0.82

Highland Pointe, Denver               1984           14           318      237,886       748          97%         $568    $0.76

Ironwood at the Ranch, Denver (1)     1986            9           226      184,081       815          97%         $732    $0.90

The Marks, Denver (1)              1987-1996         24           616      520,712       845          93%         $741    $0.88

The Registry, Denver                  1987            9           208      156,558       753          98%         $695    $0.92

Sterling Point, Denver                1979            9           143      130,120       910          94%         $732    $0.80

Warwick Station, Denver (1)           1986           18           332      250,432       754          96%         $689    $0.91

Parkwood East, Fort Collins           1986           25           259      215,064       830          92%         $676    $0.81

Dartmouth Woods, Lakewood (1)         1990           13           201      165,777       825          97%         $708    $0.86

Highline Oaks, Denver (1)             1986           10           220      170,756       776          94%         $679    $0.88

Crescent at Cherry Creek, Denver (1)  1994            6           216      189,191       876          94%         $821    $0.94

Cierra Crest, Denver                  1996           22           480      439,498       916          95%         $808    $0.88

CONNECTICUT
The Classic, Stamford                 1990            1           144      165,727     1,151          97%         $1,981  $1.72

FLORIDA
Brierwood, Jacksonville               1974           17           196      263,052     1,342          99%         $642    $0.48

ITEM 2. PROPERTIES
                         PROPERTIES- CONTINUED

                                                                                                    Occupancy    December, 1997
                                                   Acreage                             Average        As of       Avg. Monthly
                                    Year(s)        (approx-                Square   Square Footage  December     Rental Rate Per
Property                          Constructed       imate)       Units     Footage     Per Unit     31, 1997     Unit  Square Foot
----------------------------------------------------------------------------------------------------------------------------------
FLORIDA, continued
Casa Cordoba, Tallahassee          1972-73           12           168      164,336       978          95%         $605    $0.62

Casa Cortez, Tallahassee              1970            4            66       74,916     1,135          94%         $628    $0.55

Chaparral, Largo                      1976           23           444      451,420     1,017          95%         $613    $0.60

Gatehouse on the Green, Pembroke
Pines                                 1990           21           312      310,140       994          90%         $944    $0.95

Gatehouse at Pine Lake, Plantation    1990           25           296      293,792       993          97%         $861    $0.87

Habitat, Orlando                      1974           17           344      334,352       972          93%         $589    $0.61

Hammock's Place, Miami (1)            1986           15           296      307,900     1,040          93%         $740    $0.71

Heron Cove, Coral Springs             1987           12           198      189,932       959          98%         $786    $0.82

Heron Landing, Lauderhill             1988           11           144      151,684     1,053          94%         $771    $0.73

Heron Run, Plantation                 1987           13           198      185,504       937          93%         $814    $0.87

La Costa Brava, Orlando               1967           10           194      190,780       983          98%         $639    $0.65

La Costa Brava, Jacksonville (2)    1970-73          30           464      441,268       951          92%         $556    $0.58

Marbrisa, Tampa                       1984           37           224      188,544       842          97%         $589    $0.70

Oaks of Lakebridge, Ormond Beach      1984           12           170      120,792       711          99%         $598    $0.84

Paradise Point, Dania               1987-90          13           260      226,980       873          99%         $832    $0.95

Pine Harbour, Orlando                 1991           20           366      344,204       940          95%         $690    $0.73

Pines of Springdale, W. Palm Beach    1986            5           151      126,975       841          95%         $632    $0.75

The Place, Fort Meyers                1986            9           230      183,588       798          96%         $556    $0.70

Combined Ft. Lauderdale
Properties (4)                     1988-1991         36           737      528,591       717          97%         $878    $1.22

ITEM 2. PROPERTIES
                         PROPERTIES- CONTINUED

                                                                                                    Occupancy    December, 1997
                                                   Acreage                             Average        As of       Avg. Monthly
                                    Year(s)        (approx-                Square   Square Footage  December     Rental Rate Per
Property                          Constructed       imate)       Units     Footage     Per Unit     31, 1997     Unit  Square Foot
----------------------------------------------------------------------------------------------------------------------------------
FLORIDA, continued
River Bend, Tampa                     1971           15           296      333,580     1,127          96%         $565    $0.50

Sabal Pointe, Coral Springs           1995           14           275      355,575     1,293          96%         $896    $0.69

Sawgrass Cove, Bradenton              1991           28           336      342,880     1,020          94%         $678    $0.66

Springs Colony, Altamonte Springs (1) 1986           10           188      161,168       857          96%         $589    $0.69

Stonelake Club, Ocala                 1986           15           240      194,320       810          95%         $511    $0.63

Woodlake at Killearn, Tallahassee   1986-90          25           352      305,480       868          91%         $610    $0.70

Banyan Lake, Boynton Beach            1986           30           288      264,636       919          94%         $712    $0.77

Boynton Place, Boynton Beach          1989           12           192      195,840     1,020          95%         $715    $0.70

Crosswinds, St. Petersburg            1986           17           208      154,224       741          97%         $567    $0.77

Sabal Palm, Pompano Beach             1989           23           416      384,032       923          96%         $762    $0.83

Summit Chase, Coral Springs           1985            9           140      134,586       961          94%         $714    $0.74

Mariners Wharf, Orange Park           1989           28           272      305,392     1,123          95%         $753    $0.67

Northlake, Jacksonville               1989           20           240      193,832       808          94%         $596    $0.74

Ocean Walk, Key West (1)              1990           16           296      208,256       704          97%         $828    $1.18

Silver Springs, Jacksonville          1985           25           432      361,372       836          95%         $547    $0.65

Tivoli Lakes, Deerfield Beach         1991           15           278      247,336       890          96%         $789    $0.89

Westwood Pines, Tamarac               1991           15           208      204,460       983          96%         $799    $0.81

Hidden Palms, Tampa (1)               1986           14           256      201,518       787          97%         $542    $0.69

Vinings at Ashley Lake, Boynton
Beach (1)                             1990           36           440      432,756       984          93%         $649    $0.66

ITEM 2. PROPERTIES
                         PROPERTIES- CONTINUED

                                                                                                    Occupancy    December, 1997
                                                   Acreage                             Average        As of       Avg. Monthly
                                    Year(s)        (approx-                Square   Square Footage  December     Rental Rate Per
Property                          Constructed       imate)       Units     Footage     Per Unit     31, 1997     Unit  Square Foot
----------------------------------------------------------------------------------------------------------------------------------
GEORGIA
Frey, Atlanta (1)                     1985           44           489      453,760       928          90%         $704    $0.76

Governor's Place, Augusta             1972            9           190      191,580     1,008          91%         $449    $0.45

Greengate, Marietta                   1971           11           152      157,808     1,038          92%         $646    $0.62

Holcomb Bridge, Atlanta (1)           1985           36           437      419,150       959          96%         $703    $0.73

Ivy Place, Atlanta                    1978           15           122      180,830     1,482          94%         $919    $0.62

Longwood, Decatur                     1992            9           268      216,970       810          96%         $742    $0.92

Maxwell House, Augusta                1951            1           216      97,173        450          96%         $371    $0.82

Park Knoll, Marietta                  1983           41           484      587,250     1,213          97%         $821    $0.68

Preston Lake, Tucker                1984-86          32           320      338,130     1,057          97%         $698    $0.66

Roswell, Atlanta (1)                  1985           30           236      225,598       956          98%         $731    $0.76

Terraces at Peachtree, Atlanta        1987            1            96       86,800       904          98%         $913    $1.01

Woodland Hills, Decatur               1985           19           228      266,304     1,168          97%         $788    $0.67

Paces (combined), Atlanta (8)      1984-1989         41           610      592,936       972          94%         $768    $0.79

North Hill, Atlanta (1)               1984           30           420      481,150     1,146          93%         $764    $0.67

The Clarion, Decatur                  1990            9           217      211,582       975          94%         $756    $0.78

Garden Lake, Riverdale                1991           19           278      274,256       986          91%         $645    $0.65

Highland Grove, Stone Mountain        1988           20           268      243,360       908          94%         $671    $0.74

Governor's Point, Roswell (1)      1982/1986         34           468      587,176     1,255          94%         $783    $0.62

The Arboretum, Atlanta                1970           18           312      301,139       965          94%         $790    $0.82

ITEM 2. PROPERTIES
                         PROPERTIES- CONTINUED

                                                                                                    Occupancy    December, 1997
                                                   Acreage                             Average        As of       Avg. Monthly
                                    Year(s)        (approx-                Square   Square Footage  December     Rental Rate Per
Property                          Constructed       imate)       Units     Footage     Per Unit     31, 1997     Unit  Square Foot
----------------------------------------------------------------------------------------------------------------------------------
IDAHO
The Seasons, Boise                    1990            6           120      108,460       904          97%         $631    $0.70

ILLINOIS
Bourbon Square, Palatine (1)        1984-87          47           612      875,160     1,430          98%       $1,034    $0.72

Four Lakes III-V, Lisle (1)        1968-1988        107         1,420    1,108,453       781          93%         $819    $1.05

Spice Run, Naperville                 1988           32           400      396,320       991          98%         $862    $0.87

Chantecleer Lakes, Naperville (1)     1986           19           304      280,536       923          97%         $894    $0.97

Glenlake Club, Glendale Heights (1)   1988           17           336      268,560       799          91%         $767    $0.96

INDIANA
Idlewood, Indianapolis (1)            1991           28           320      262,355       820          90%         $621    $0.76

IOWA
3000 Grand, Des Moines                1970            6           186      199,530     1,073          94%         $829    $0.77

Regency Woods, West Des Moines (1)    1986           11           200      165,880       829          97%         $515    $0.62

KANSAS
Cedar Crest, Overland Park            1986           30           466      430,034       923          98%         $632    $0.68

Essex Place, Overland Park          1970-84          34           352      429,048     1,219          96%         $792    $0.65

Rosehill Pointe, Lenexa               1984           35           498      459,318       922          93%         $611    $0.66

Silverwood, Mission (1)               1986           15           280      234,876       839          98%         $632    $0.75

Sunnyoak Village, Overland Park       1984           46           548      492,700       899          98%         $588    $0.65

Concorde Bridge, Overland Park        1973           26           248      403,808     1,628          94%         $798    $0.49

KENTUCKY
Cloisters on the Green, Lexington     1974           12           228      196,560       862          97%         $576    $0.67

Doral, Louisville                     1972           10           228      293,106     1,286          95%         $618    $0.48

ITEM 2. PROPERTIES
                         PROPERTIES- CONTINUED

                                                                                                    Occupancy    December, 1997
                                                   Acreage                             Average        As of       Avg. Monthly
                                    Year(s)        (approx-                Square   Square Footage  December     Rental Rate Per
Property                          Constructed       imate)       Units     Footage     Per Unit     31, 1997     Unit  Square Foot
----------------------------------------------------------------------------------------------------------------------------------
KENTUCKY, continued
Mallgate, Louisville                  1969           24           540      535,444       992          93%         $551    $0.56

Sonnet Cove I-II, Lexington        1972-1974         14           331      346,675     1,047          94%         $627    $0.60

Breckinridge Court, Lexington (1)  1986-1987         16           382      276,010       723          95%         $464    $0.64

River Oak, Louisville                 1989           16           268      200,056       746          95%         $516    $0.69

MAINE
Junipers of Yarmouth, Yarmouth        1970            9           225      188,000       836          97%         $662    $0.79

Tamarlane, Portland                   1986           19           115      101,801       885          98%         $716    $0.81

MARYLAND
Canterbury, Germantown (1)            1986           23           544      481,083       884          97%         $719    $0.81

Country Club I & II, Silver
Spring (1)                         1980-1982         20           376      371,296       987          95%         $770    $0.78

Georgian Woods II, Wheaton (1)        1967           17           371      305,693       824          98%         $777    $0.94

Greenwich Woods & Hollyview,
Silver Springs (6)                 1965-1967         14           606      546,518       902          97%         $755    $0.84

Marymont, Laurel                    1987-88          10           308      251,264       816          96%         $771    $0.95

Northhampton I & II, Largo (1)     1977-1988         58           620      564,399       910          96%         $806    $0.89

Oak Mill II, Germantown (1)           1985            8           192      165,611       863          96%         $716    $0.83

Town Centre III & IV, Laurel (1)   1968-1969         30           562      553,083       984          98%         $721    $0.73

Yorktowne at Olde Mill, Millersville  1974           21           216      195,100       903          97%         $691    $0.77

MASSACHUSETTS
Lincoln Heights, Quincy               1991           16           336      266,590       793          93%       $1,079    $1.36

Crystal Village, Attleboro            1974            7            91       92,880     1,021         100%         $871    $0.85

Mill Village, Randolph              1971-77          11           310      237,755       767          97%         $735    $0.96

ITEM 2. PROPERTIES
                         PROPERTIES- CONTINUED

                                                                                                    Occupancy    December, 1997
                                                   Acreage                             Average        As of       Avg. Monthly
                                    Year(s)        (approx-                Square   Square Footage  December     Rental Rate Per
Property                          Constructed       imate)       Units     Footage     Per Unit     31, 1997     Unit  Square Foot
----------------------------------------------------------------------------------------------------------------------------------
MICHIGAN
Country Ridge, Farmington Hills       1986           18           252      278,060     1,103          92%         $838    $0.76

Hidden Valley, Ann Arbor              1973           28           324      237,348       733          96%         $717    $0.98

Lake in the Woods, Ypsilanti          1969          175         1,028      971,873       945          95%         $736    $0.78

Pines of Cloverlane, Pittsfield
Township                            1975-79          63           582      471,966       811          96%         $624    $0.77

Walden Wood, Southfield (1)           1972           20           210      295,080     1,405          95%         $879    $0.63

Arbor Glen, Pittsfield Township       1990           22           220      195,996       891          95%         $600    $0.67

Burwick Farms, Howell                 1991           37           264      274,540     1,040          95%         $786    $0.76

Woodcrest Villa, Westland             1970           26           458      425,200       928          93%         $561    $0.60

Woodland Meadows, Ann Arbor        1987-1989         34           306      392,930     1,284          89%       $1,075    $0.84

MINNESOTA
Park Place I & II, Plymouth (1)       1986           60           500      569,768     1,140          94%         $800    $0.70

Fountain Place I, Eden
Prairie (1)(7)                        1989           22           332      382,170     1,151          97%         $768    $0.67

Fountain Place II, Eden
Prairie (1)(7)                        1989                        158      162,598     1,029          97%         $771    $0.75

Royal Oaks, Eagan (1)                 1989           20           231      209,384       906          98%         $740    $0.82

Trailway Pond I, Burnsville (1)(7)    1988           21            75       70,283       937          95%         $684    $0.73

Trailway Pond II, Burnsville (1)(7)   1988                        165      155,395       942          95%         $675    $0.72

Valley Creek I, Woodbury (1)(7)       1989           40           225      212,100       943          92%         $713    $0.76

Valley Creek II, Woodbury (1)(7)      1990                        177      168,258       951          96%         $717    $0.75

White Bear Woods I, White Bear
Lake (1)                              1989            4           225      211,992       942          96%         $736    $0.78

Woodlane Place I, Woodbury (1)        1989           32           216      297,902     1,379          95%         $870    $0.63

Woodlands of Minnetonka, Minnetonka   1988           14           248      268,640     1,083          98%         $880    $0.81

ITEM 2. PROPERTIES
                         PROPERTIES- CONTINUED

                                                                                                    Occupancy    December, 1997
                                                   Acreage                             Average        As of       Avg. Monthly
                                    Year(s)        (approx-                Square   Square Footage  December     Rental Rate Per
Property                          Constructed       imate)       Units     Footage     Per Unit     31, 1997     Unit  Square Foot
----------------------------------------------------------------------------------------------------------------------------------
MISSOURI
Hunters Glen, Chesterfield            1985           19           192      156,489       815          98%         $654    $0.80

Sleepy Hollow, Kansas City (1)        1987           33           388      325,486       839          93%         $566    $0.67

Hunters Ridge, St. Louis (1)          1987           13           198      178,448       901          95%         $616    $0.68

South Pointe, St. Louis (1)           1986            8           192      155,520       810          92%         $602    $0.74

Ethan's Ridge I, Kansas City (1)(7)   1988                        316      283,944       899          92%         $542    $0.60

Ethan's Ridge II, Kansas City (1)(7)  1990           52           242      196,614       812          89%         $534    $0.66

Ethan's Glen III, Kansas City (1)(7)  1990                         48       33,600       700          88%         $484    $0.69

NEVADA
Catalina Shores, Las Vegas            1989           13           240      211,200       880          93%         $716    $0.81

Cypress Point, Las Vegas              1989            9           212      179,800       848          97%         $698    $0.82

Desert Park, Las Vegas                1987           15           368      172,513       469          87%         $519    $1.11

Fountains at Flamingo, Las Vegas    1989-91          30           521      417,870       802          94%         $687    $0.86

Newport Cove, Henderson               1983           10           140      152,600     1,090          96%         $777    $0.71

Silver Shadow, Las Vegas              1992            9           200      194,656       973          90%         $716    $0.74

Sunrise Springs, Las Vegas            1989           10           192      164,424       856          94%         $681    $0.80

Trails, Las Vegas                     1988           28           440      453,656     1,031          94%         $757    $0.73

Catalina Shores, Las Vegas
(Wellsford)                           1989           14           256      230,872       902          97%         $651    $0.72

Crossing at Green Valley, Las Vegas   1986           15           384      330,714       861          96%         $654    $0.76

Reflections at the Lakes, Las Vegas   1989           16           326      274,992       844          98%         $669    $0.79

NEW HAMPSHIRE
Wellington Hill, Manchester (1)       1987           40           390      394,627     1,012          96%         $753    $0.74

ITEM 2. PROPERTIES
                         PROPERTIES- CONTINUED

                                                                                                    Occupancy    December, 1997
                                                   Acreage                             Average        As of       Avg. Monthly
                                    Year(s)        (approx-                Square   Square Footage  December     Rental Rate Per
Property                          Constructed       imate)       Units     Footage     Per Unit     31, 1997     Unit  Square Foot
----------------------------------------------------------------------------------------------------------------------------------
NEW JERSEY
Ravens Crest, Plainsboro (1)          1984           19           704      583,176       828          96%         $854    $1.03

NEW MEXICO
Pueblo Villas, Albuquerque            1975           12           232      173,118       746          94%         $557    $0.75

Mountain Run, Albuquerque             1985           16           472      335,744       711          95%         $554    $0.78

NORTH CAROLINA
Bainbridge, Durham                    1984           24           216      191,240       885          94%         $705    $0.80

Bridgeport, Raleigh                   1990           17           276      252,190       914          95%         $724    $0.79

Deerwood Meadows, Greensboro          1986           44           297      217,757       733          94%         $562    $0.77

East Pointe, Charlotte (1)            1987           29           310      301,560       973          97%         $650    $0.67

Laurel Ridge, Chapel Hill             1975           13           160      158,964       994          98%         $727    $0.73

McAlpine Ridge, Charlotte           1989-90          15           320      238,125       744          96%         $580    $0.78

Pine Meadow, Greensboro (1)           1974           14           204      226,600     1,111          95%         $633    $0.57

Rock Creek, Corrboro                  1986           16           188      153,548       817          97%         $682    $0.84

Winterwood, Charlotte (1)             1986           23           384      369,260       962          96%         $675    $0.70

Woodbridge, Cary (1)                1993-95          28           344      315,624       918          95%         $733    $0.80

Woodscape & Woods of North Bend,
Raleigh                            1979-1983         55           475      430,167       906          96%         $640    $0.71

The Cardinal, Greensboro (1)          1994           17           256      237,727       913          93%         $574    $0.63

Willow Brook, Durham                  1986           21           176      139,860       795          91%         $681    $0.86

The Atrium, Durham                    1989           16           208      196,596       945          95%         $645    $0.68

The Cedars, Charlotte                 1983           32           360      312,400       868          92%         $548    $0.63

The Chimneys, Charlotte               1974           16           214      150,152       702          95%         $505    $0.72

Creekwood, Charlotte               1987-1990         23           384      322,868       841          93%         $792    $0.94

Hidden Oaks & Northwoods Village,
Cary (5)                           1986-1988         26           444      345,358       778          95%         $660    $0.85

ITEM 2. PROPERTIES
                         PROPERTIES- CONTINUED

                                                                                                    Occupancy    December, 1997
                                                   Acreage                             Average        As of       Avg. Monthly
                                    Year(s)        (approx-                Square   Square Footage  December     Rental Rate Per
Property                          Constructed       imate)       Units     Footage     Per Unit     31, 1997     Unit  Square Foot
----------------------------------------------------------------------------------------------------------------------------------
OHIO
Olentangy Commons, Columbus           1972           76           827      981,190     1,186          99%         $773    $0.65

Reserve Square, Cleveland             1973            4           765      631,803       826          86%         $917    $1.11

University Park, Toledo               1965            2            99       49,950       505          95%         $456    $0.90

Village of Hampshire Heights, Toledo  1950           10           304      187,624       617          83%         $431    $0.70

Eastland on the Lake, Columbus        1973           32           376      274,704       724          90%         $431    $0.60

Orchard of Landen, Maineville (1)  1985-1988         33           312      288,514       925          96%         $695    $0.75

OKLAHOMA
Brittany Square, Tulsa                1982            8           212      170,516       804          92%         $524    $0.65

The Lodge, Tulsa                      1979           11           208      152,240       732          97%         $432    $0.59

Augusta, Oklahoma City                1986            7           197      153,308       778          95%         $531    $0.68

Heritage Park, Oklahoma City          1983           23           452      392,218       868          95%         $410    $0.47

Invitational, Oklahoma City           1983           10           344      254,976       741          97%         $440    $0.59

Raindance, Oklahoma City              1984           22           504      327,248       649          94%         $358    $0.55

Windrush, Oklahoma City               1982           10           160      130,112       813          99%         $501    $0.62

Wellsford Oaks, Tulsa                 1991            9           300      216,368       721          96%         $529    $0.73

Huntington Hollow, Tulsa              1981            9           288      180,648       627          96%         $371    $0.59

One Eton Square, Tulsa                1985           17           448      313,904       701          95%         $531    $0.76

Silver Springs & Woodland Oaks,
Tulsa                              1983-1984         24           428      323,977       757          99%         $503    $0.66

ITEM 2. PROPERTIES
                         PROPERTIES- CONTINUED

                                                                                                    Occupancy    December, 1997
                                                   Acreage                             Average        As of       Avg. Monthly
                                    Year(s)        (approx-                Square   Square Footage  December     Rental Rate Per
Property                          Constructed       imate)       Units     Footage     Per Unit     31, 1997     Unit  Square Foot
----------------------------------------------------------------------------------------------------------------------------------
OKLAHOMA, continued
Riverside Park, Tulsa (1)             1994            9           288      237,283       824          93%         $576    $0.70

OREGON
Bridgecreek, Wilsonville              1987           22           315      274,236       871          92%         $677    $0.78

Kempton Downs, Gresham                1990           12           278      277,536       998          88%         $698    $0.70

Meadowcreek, Tigard (1)               1985           15           304      247,690       815          94%         $661    $0.81

Tanasbourne Terrace, Hillsboro      1986-89          18           373      363,758       975          95%         $747    $0.77

Tanglewood, Lake Oswego               1976            8           158      200,660     1,270          88%         $847    $0.67

Woodcreek, Beaverton (1)            1982-84          22           440      335,120       762          95%         $598    $0.79

Knight's Castle, Wilsonville          1991           22           296      251,627       850          92%         $649    $0.76

Club at Tanasbourne, Hillsboro        1990           19           352      302,902       861          91%         $698    $0.81

Club at the Green, Beaverton          1991           15           254      238,850       940          92%         $692    $0.74

Country Gables, Beaverton (1)         1991           15           288      275,463       956          92%         $720    $0.75

Watermark Square, Portland (1)        1990           12           390      350,945       900          95%         $637    $0.71

SOUTH CAROLINA
Mallard Cove, Greenville              1983           14           211      264,187     1,252          99%         $583    $0.47

Carolina Crossing, Greenville         1967            6           156      121,200       777          94%         $432    $0.56

Gleneagle, Greenville                 1990           14           192      177,264       923          94%         $544    $0.59

Greyeagle, Greenville                 1991           11           156      154,624       991          96%         $549    $0.55

Hickory Ridge, Greenville             1968            4            90       72,392       804          98%         $446    $0.55

Tamarind at Stoneridge, Columbia      1985           15           240      200,976       837          88%         $534    $0.64

TENNESSEE
Arbors of Hickory Hollow,
Nashville (1)                         1986           31           336      337,260     1,004          95%         $637    $0.63

ITEM 2. PROPERTIES
                         PROPERTIES- CONTINUED

                                                                                                    Occupancy    December, 1997
                                                   Acreage                             Average        As of       Avg. Monthly
                                    Year(s)        (approx-                Square   Square Footage  December     Rental Rate Per
Property                          Constructed       imate)       Units     Footage     Per Unit     31, 1997     Unit  Square Foot
----------------------------------------------------------------------------------------------------------------------------------
TENNESSEE, continued
Arbors of Brentwood,
Nashville (1)                       1986-87          41           346      320,993       928          92%         $690    $0.74

Brixworth, Nashville                  1985            6           216      144,912       671          92%         $745    $1.11

Canterchase, Nashville (1)            1985           22           235      170,140       724          97%         $542    $0.75

Ridgemont, Chattanooga                1988           21           280      236,530       845          97%         $506    $0.60

Mountain Brook, Chattanooga           1987           43           226      192,200       850          95%         $476    $0.56

Spinnaker Cove, Nashville (1)         1986           21           278      238,524       858          95%         $676    $0.79

Wyndridge II , Memphis (1)(7)         1988           59           284      263,962       929          95%         $616    $0.66

Wyndridge III, Memphis (1)(7)         1988                        284      263,962       929          94%         $613    $0.66

The Willows, Knoxville (1)         1987-1988         19           250      219,760       879          91%         $612    $0.70

Farmington Gates, Germantown          1976           11           182      192,428     1,057          93%         $610    $0.58

Ridgeway Commons, Memphis             1970           12           127      168,650     1,328          87%         $623    $0.47

Village of Sycamore Ridge, Memphis    1977           14           114      148,560     1,313          93%         $624    $0.48

Cambridge at Hickory Hollow,
Nashville                             1997           24           360      358,776       997          73%         $717    $0.72

Trinity Lakes & Autumn Creek,
Cordova (1)                        1985-1991         40           540      484,374       897          94%         $603    $0.67

Preakness, Antioch (1)                1986           13           260      193,500       744          96%         $548    $0.74

TEXAS
7979 Westheimer, Houston              1973           15           459      401,571       875          94%         $646    $0.74

Altamonte, San Antonio (1)            1985           17           432      322,928       748          97%         $527    $0.70

Arbors of Las Colinas, Irving         1985           15           408      334,556       820          99%         $679    $0.83

Breton Mill, Houston (1)              1986           14           392      294,152       750          99%         $564    $0.75

Celebration at Westchase, Houston     1979           13           367      305,609       833          98%         $565    $0.68

ITEM 2. PROPERTIES
                         PROPERTIES- CONTINUED

                                                                                                    Occupancy    December, 1997
                                                   Acreage                             Average        As of       Avg. Monthly
                                    Year(s)        (approx-                Square   Square Footage  December     Rental Rate Per
Property                          Constructed       imate)       Units     Footage     Per Unit     31, 1997     Unit  Square Foot
----------------------------------------------------------------------------------------------------------------------------------
TEXAS, continued
Champion Oaks, Houston (1)            1984           10           252      190,628       756          97%         $561    $0.74

Dawntree, Carrollton                  1982           23           400      370,152       925          96%         $604    $0.65

Forest Ridge, Arlington             1984-85          29           660      555,364       841          94%         $614    $0.73

Fountainhead I-III, San Antonio (1) 1985-87          23           688      457,616       665          96%         $515    $0.77

Harbour Landing, Corpus Christi       1985           11           284      193,288       681          96%         $543    $0.80

Hampton Green, San Antonio            1979           11           293      222,341       759          94%         $483    $0.64

Hearthstone, San Antonio              1982           11           252      167,464       665          95%         $434    $0.65

Hunter's Green, Fort Worth (1)        1981           10           248      188,720       761          98%         $491    $0.65

Keystone, Austin (1)                  1981            6           166      111,440       671          97%         $570    $0.85

Kingswood Manor, San Antonio          1983            6           129      109,996       853          91%         $523    $0.61

Lakewood Oaks, Dallas                 1987           12           352      257,606       732          97%         $678    $0.93

Lincoln Green I-III, San Antonio    1984-86          24           680      465,664       685          98%         $480    $0.70

Marina Club, Ft. Worth                1987           14           387      265,475       686          95%         $477    $0.70

Northgate Village, San Antonio        1984           10           264      214,928       814          98%         $509    $0.63

Parkwest, Austin                      1985           15           196      179,046       914          97%         $736    $0.81

Preston in Willow Bend, Plano         1985           13           229      233,893     1,021          95%         $768    $0.75

Ridgetree, Dallas                     1983           17           798      597,642       749          93%         $527    $0.70

Saddle Creek, Carrollton              1980           16           238      244,488     1,027          95%         $690    $0.67

Songbird, San Antonio (1)             1981           15           262      277,720     1,060          91%         $633    $0.60

Sutton Place, Dallas                  1985           10           456      301,440       661          98%         $601    $0.91

ITEM 2. PROPERTIES
                         PROPERTIES- CONTINUED

                                                                                                    Occupancy    December, 1997
                                                   Acreage                             Average        As of       Avg. Monthly
                                    Year(s)        (approx-                Square   Square Footage  December     Rental Rate Per
Property                          Constructed       imate)       Units     Footage     Per Unit     31, 1997     Unit  Square Foot
----------------------------------------------------------------------------------------------------------------------------------
TEXAS, continued
The Lodge, San Antonio                1979           10           384      259,512       676          93%         $493    $0.73

The Trails, Arlington                 1984            9           208      141,696       681          98%         $528    $0.78

Village Oaks, Austin (1)              1984           13           280      199,152       711          99%         $667    $0.94

Woodmoor, Austin                      1981            9           208      151,348       728          99%         $580    $0.80

Burn Brae, Dallas                     1984           12           282      221,966       787          97%         $556    $0.71

Calais, Dallas                        1986           13           264      206,210       781          94%         $593    $0.76

Copperfield, San Antonio              1984           10           258      197,736       766          95%         $498    $0.65

Countryside, San Antonio              1980            9           220      159,214       724          95%         $475    $0.66

Forest Valley, San Antonio            1983            8           185      149,493       808          95%         $531    $0.66

Landera, San Antonio                  1983            9           184      168,176       914          96%         $571    $0.62

The Overlook, San Antonio             1985           16           411      298,133       725          97%         $461    $0.64

Regatta, San Antonio                  1983           10           200      171,634       858          98%         $574    $0.67

Trails End, San Antonio               1983           19           308      202,376       657          96%         $458    $0.70

Villas of Oak Creste, San Antonio     1979           10           280      208,446       744          91%         $464    $0.62

Waterford, San Antonio                1983            5           133      87,376        657          93%         $495    $0.75

Foxchase, Grand Prairie               1983           15           260      243,218       935          94%         $584    $0.62

Cambridge Village, Lewisville         1987           10           200      160,036       800          95%         $668    $0.84

Rincon, Houston                       1996            5           288      240,787       836          96%         $894    $1.07

Trails at Dominion, Houston (1)    1992-1995         55           843      766,592       909          94%         $684    $0.75

Town Center, Kingwood                 1994           10           258      220,630       855          94%         $757    $0.89

Preston Bend, Dallas (1)              1986            9           255      185,364       727          93%         $636    $0.87

ITEM 2. PROPERTIES
                         PROPERTIES- CONTINUED

                                                                                                    Occupancy    December, 1997
                                                   Acreage                             Average        As of       Avg. Monthly
                                    Year(s)        (approx-                Square   Square Footage  December     Rental Rate Per
Property                          Constructed       imate)       Units     Footage     Per Unit     31, 1997     Unit  Square Foot
----------------------------------------------------------------------------------------------------------------------------------
TEXAS, continued
Blue Swan, San Antonio (1)         1985-1994         12           285      226,036       793          92%         $540    $0.68

Jefferson at Walnut Creek,
Austin (1)                            1994           20           342      286,188       837          95%         $776    $0.93

Kirby Place, Houston (1)              1994            9           362      359,931       994          95%         $991    $1.00

Parkridge Place, Irving               1985           23           536      455,496       850          98%         $625    $0.74

Chartwell Court, Houston              1995           14           243      253,553     1,043          96%         $764    $0.73

UTAH
Quail Cove, Salt Lake City            1987           17           420      362,580       863          93%         $581    $0.67

Settlers Point, Salt Lake City        1986           16           288      263,040       913          93%         $639    $0.70

Springs of Country Woods, Salt
Lake City                             1982           24           590      486,648       825          94%         $614    $0.74

Brookfield, Salt Lake City            1985            6           128      101,424       792          95%         $603    $0.76

VIRGINIA
Amberton, Manassas (1)                1986            7           190      143,402       755          96%         $706    $0.94

Kingsport, Alexandria                 1985           13           416      285,793       687          99%         $700    $1.02

Saddle Ridge, Ashburn                 1989           14           216      194,142       899          92%         $862    $0.96

Sheffield Court, Arlington            1986           14           597      356,822       598          98%         $839    $1.40

Tanglewood, Manassas (1)              1987           29           432      388,704       900          93%         $729    $0.81

Wilde Lake, Richmond (1)              1989           18           189      172,980       915          94%         $695    $0.76

Woodside, Lorton                      1987           13           252      231,781       920          96%         $789    $0.86

Cascade at Landmark, Alexandria       1990            5           277      272,720       985          96%         $934    $0.95

Brookridge, Centreville (1)           1989           15           252      252,353     1,001          96%         $810    $0.81

WASHINGTON
2900 on First, Seattle              1989-91           1           135       87,320       647          98%         $879    $1.36

ITEM 2. PROPERTIES
                         PROPERTIES- CONTINUED

                                                                                                    Occupancy    December, 1997
                                                   Acreage                             Average        As of       Avg. Monthly
                                    Year(s)        (approx-                Square   Square Footage  December     Rental Rate Per
Property                          Constructed       imate)       Units     Footage     Per Unit     31, 1997     Unit  Square Foot
----------------------------------------------------------------------------------------------------------------------------------
WASHINGTON, continued
Brentwood, Vancouver                  1990           14           296      286,132       967          94%         $663    $0.69

Chandler's Bay I, Kent                1989           36           293      278,874       952          94%         $740    $0.78

Charter Club, Everett                 1991           12           201      172,773       860          97%         $736    $0.86

Creekside, Mountlake Terrace (1)      1987           43           512      407,296       796          94%         $714    $0.90

Eagle Rim, Redmond                  1986-88          20           156      137,920       884          94%         $807    $0.91

Edgewood, Woodinville (1)             1986           10           203      166,299       819          98%         $743    $0.91

Fox Run, Federal Way                  1988            5           143      127,960       895          96%         $670    $0.75

Huntington Park, Everett              1991           14           381      307,793       808          96%         $705    $0.87

Newport Heights, Seattle              1985            5            80       59,056       738          99%         $721    $0.98

Orchard Ridge, Lynnwood               1988            6           104       86,548       832          97%         $707    $0.85

Pointe East, Redmond                  1988            6            76       83,280     1,096          91%         $1,027  $0.94

Village of Newport, Federal Way       1987            4           100       76,890       769          94%         $616    $0.80

Waterstone Place, Federal Way         1990           37           750      616,436       822          94%         $611    $0.74

Wellington, Silverdale (1)            1990           11           240      214,024       892          88%         $635    $0.71

North Creek Heights, Seattle          1990            9           114      104,306       915          97%         $832    $0.91

Panther Ridge, Seattle                1980           20           260      221,000       850          94%         $569    $0.67

Highland Creste, Seattle              1989           10           198      192,556       973          98%         $646    $0.66

Ridgegate, Seattle                    1990            9           153      141,594       925          96%         $690    $0.75

Whitedove Pointe, Seattle             1992            5            96      102,834     1,071          96%         $783    $0.73

Cherry Hill, Seattle                  1991            7           108      101,390       939          97%         $801    $0.85

ITEM 2. PROPERTIES
                         PROPERTIES- CONTINUED

                                                                                                    Occupancy    December, 1997
                                                   Acreage                             Average        As of       Avg. Monthly
                                    Year(s)        (approx-                Square   Square Footage  December     Rental Rate Per
Property                          Constructed       imate)       Units     Footage     Per Unit     31, 1997     Unit  Square Foot
----------------------------------------------------------------------------------------------------------------------------------
WASHINGTON , continued
Plum Tree Park, Seattle               1991            8           196      174,310       889          96%         $723    $0.81

Firdale Village, Seattle              1986           23           386      323,522       838          95%         $730    $0.87

Martha Lake, Seattle                  1991            8           155      135,662       875         100%         $694    $0.79

Country Club Village, Seattle         1991            7           151      157,898     1,046          92%         $889    $0.85

2300 Elliott, Seattle                 1992          0.5            91       67,403       741          93%         $892    $1.20

Metropolitan Park, Seattle            1991          0.4            82       49,702       606          92%         $836    $1.38

Seventh and James, Seattle            1992          0.7            96       61,282       638          93%         $827    $1.30

Merrill Creek, Tacoma                 1994           15           149      138,867       932          95%         $662    $0.71

Stoney Creek, Tacoma                  1990           16           231      211,580       916          93%         $646    $0.71

Windridge, Tacoma                     1989            4            80       65,111       814          90%         $563    $0.69

Surprise Lake Village, Tacoma         1986           32           338      328,032       971          93%         $699    $0.72

Chestnut Hills, Tacoma                1991            8           157      143,236       912          98%         $580    $0.64

The Hamptons, Tacoma (1)              1991           11           230      202,324       880          95%         $955    $1.09

Gold Pointe, Tacoma                   1990            5            84       88,422     1,053          92%         $812    $0.77

The Village at Seeley Lake, Tacoma    1990           17           522      469,180       899          92%         $634    $0.71

Westridge, Tacoma                  1987-1991         38           714      686,675       962          94%         $667    $0.69

The Ridgetop, Tacoma                  1988           13           221      197,250       893          78%         $635    $0.71

Gates of Redmond  I & II,
Redmond (1)                        1979-1989         15           280      249,728       892          92%         $892    $1.00

Summit at Lake Union               1995-1997          1           150      109,352       729          92%         $959    $1.32

Indigo Springs, Kent (1)              1991           24           278      255,360       919          96%         $727    $0.79

ITEM 2. PROPERTIES
                         PROPERTIES- CONTINUED

                                                                                                    Occupancy    December, 1997
                                                   Acreage                             Average        As of       Avg. Monthly
                                    Year(s)        (approx-                Square   Square Footage  December     Rental Rate Per
Property                          Constructed       imate)       Units     Footage     Per Unit     31, 1997     Unit  Square Foot
----------------------------------------------------------------------------------------------------------------------------------
WASHINGTON , continued
Waterford at the Lakes, Kent          1990           18           344      313,514       911          89%         $730    $0.80

James Street Crossing, Kent (1)       1989           21           300      250,368       835          99%         $641    $0.77
                                               -----------------------------------------------------------------------------------
TOTAL PROPERTIES:                                 7,873       134,247  118,928,676
                                               -----------------------------------------------------------------------------------
AVERAGE:                                             17           293      259,670       886          95%         $696    $0.79
                                               ===================================================================================

(1) Encumbered by a third party mortgage.
(2) Includes La Costa Brava (JAX) and Cedar Cove.
(3) Includes Fox Run, Greenwood Forest, Walnut Ridge, and Williamsburg.
(4) Includes Port Royale I, Port Royale II, and Lincoln Harbor.
    Lincoln Harbor is encumbered by a third party mortgage.
(5) Northwoods Village is encumbered by a third party mortgage.
(6) Greenwich Woods is encumbered by a third party mortgage.
(7) Acreage is for combined phases.
(8) Includes Paces Station and Paces on the Green.

ITEM 2. PROPERTIES
        PROPERTIES- Continued
        Development  and Construction Activity
        The apartment communities under construction and in lease up are listed below:

                                                                           Actual        Actual or
                                            Average      Estimated         Date of       Estimated         Estimated
                                    Total  Unit Size  Construction Cost  Construction   Commencement  Date of Stabilized
Name                      City      Units  (Sq. Ft.)     (Millions)      Commencement   of Lease-Up        Occupancy
-------------------------------------------------------------------------------------------------------------------------
ARIZONA
Montierra               Scottsdale   249     1,052          $21              3:97          2:98              1:99
The Retreat, Phase I    Phoenix      240       973           14              1:97          3:97              2:98
The Retreat, Phase II   Phoenix      240       973           17              3:97          2:98              1:99
Vista Grove             Mesa         224       911           14              1:97          3:97              2:98
                                     ---                    ---
TOTAL                                953                    $66
                                     ===                    ===

        ADDITIONAL PROPERTIES

                                                                                                    Occupancy    December, 1997
                                                   Acreage                             Average        As of       Avg. Monthly
                                    Year(s)        (approx-                Square   Square Footage  December     Rental Rate Per
Property                          Constructed       imate)       Units     Footage     Per Unit     31, 1997     Unit  Square Foot
----------------------------------------------------------------------------------------------------------------------------------
CALIFORNIA
Brookside Place, Stockton (9)         1981          10               90       96,664     1,074          98%         $738    $0.69

Canyon Creek, San Ramon (9)           1984          13              268      257,676       961          91%       $1,155    $1.20

Cobblestone Village, Fresno (9)       1983          15              162      153,118       945          96%         $559    $0.59

Country Oaks, Agoura (9)              1985          15              256      258,558     1,010          94%       $1,245    $1.23

Edgewater, Bakersfield (9)            1984          15              258      240,322       931          95%         $659    $0.71

Feather River, Stockton (9)           1981           8              128       97,328       760          94%         $550    $0.72

Hidden Lake, Sacramento (9)           1985          17              272      261,808       963          95%         $704    $0.73

Lakeview, Lodi (9)                    1983           9              138      136,972       993          97%         $706    $0.71

Lantern Cove, Foster City (9)         1985          17              232      228,432       985          87%       $1,614    $1.64

Schooner Bay I, Foster City (9)       1985        12.5              168      167,345       996          91%       $1,747    $1.75

Schooner Bay II, Foster City (9)      1985        12.5              144      143,442       996          94%       $1,734    $1.74

South Shore, Stockton (9)             1979           8              129      141,055     1,093          94%         $752    $0.70

Waterfield Square I, Stockton (9)     1984          10              170      160,100       942          93%         $581    $0.62

Waterfield Square II, Stockton (9)    1984           9              158      151,488       959          98%         $601    $0.63

Willow Brook, Pleasant Hill (9)       1985          12              228      234,840     1,030          93%       $1,281    $1.24

Willow Creek, Fresno (9)              1984           7              116      118,422     1,021          94%         $670    $0.66

COLORADO
Deerfield, Denver (9)                 1983           9              158      146,380       926          96%         $728    $0.79

Foxridge, Englewood (9)               1984          15              300      292,992       977          96%         $789    $0.81

ILLINOIS
Glengarry Club, Bloomingdale (10)     1990          16              250      215,098       860          99%         $880    $1.02

        ADDITIONAL PROPERTIES

                                                                                                    Occupancy    December, 1997
                                                   Acreage                             Average        As of       Avg. Monthly
                                    Year(s)        (approx-                Square   Square Footage  December     Rental Rate Per
Property                          Constructed       imate)       Units     Footage     Per Unit     31, 1997     Unit  Square Foot
----------------------------------------------------------------------------------------------------------------------------------
MINNESOTA
The Gates at Carlson, Minnetonka (10) 1989          17              435      396,300       911          96%         $807    $0.89

NEW MEXICO
Mesa Del Oso, Albuquerque (9)         1983          25              221      252,169     1,141          94%         $902    $0.79

Tierra Antigua, Albuquerque (9)       1985           9              148      152,241     1,029          96%         $762    $0.74

OKLAHOMA
Lakewood, Tulsa (9)                   1985           9              152      157,372     1,035          98%         $676    $0.65

WISCONSIN
Plum Tree I, II & III, Hales
Corner (10)                           1987-1989     27              332      355,074     1,070          96%         $942    $0.88

Ravinia, Greenfield (10)              1991          19              206      219,932     1,068          96%          832    $0.78

Woodlands of Brookfield,
Brookfield (10)                       1990          35              148      185,320     1,252          97%       $1,260    $1.01

                                                ----------------------------------------------------------------------------------
TOTAL ADDITIONAL PROPERTIES:                       371            5,267    5,220,448
                                                ----------------------------------------------------------------------------------
AVERAGE:                                            14              203      200,786       991          95%         $931    $0.94
                                                ==================================================================================


(9) All of these Additional Properties are encumbered by mortgages, of which the Company has an investment in the second and third mortgages (which are subordinate to first mortgages owned by third party unaffiliated entities).

(10) The Company has an investment in six mortgage loans collateralized by these Additional Properties.

                                    PART I

ITEM 3.  LEGAL PROCEEDINGS

        Richard M. Perlman, a former employee of companies controlled by Mr. Zell, filed a legal proceeding against Mr. Zell and various partnerships and corporations controlled by Mr. Zell claiming, inter alia, that he had an
                                              ----------
interest in 20 of 46 of the Initial Properties (the "Zell Properties") and that he suffered damages when those Properties were transferred into the REIT. The proceeding was filed on July 21, 1995 (Richard M. Perlman et al. v. Samuel
                                           -----------------------------------
Zell, et al.) (United States District Court for the Northern District of
------------
Illinois-Eastern Division, Case No. 95 C 4242). The Company is not a party to this lawsuit. This action has proceeded to a jury verdict and the Company has incurred no liability and will incur no losses in connection with such action.

        In addition, only ordinary routine litigation incidental to the business which is not deemed material was initiated during the year ended December 31, 1997. The Company does not believe there is any other litigation, except as mentioned in the previous paragraph, threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On December 23, 1997, a special meeting of shareholders was held whereby the shareholders were asked to approve the EWR Merger. Of the votes that were collected, there were 55,803,089 votes for the EWR Merger, 224,294 votes against the EWR Merger and 102,495 abstentions.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
         MATTERS

        The following table sets forth for the periods indicated, the high and low sales prices for and the distributions paid on the Company's Common Shares which trade on the New York Stock Exchange under the trading symbol EQR.

                                             Sales Price
                                          -----------------
                                            High      Low     Distributions
                                            ----      ---     -------------
Fiscal Year 1997
Fourth Quarter Ended December 31, 1997    $55       $47 3/8       $0.67
Third Quarter Ended September 30, 1997    $54 9/16  $47 1/8       $0.625
Second Quarter Ended June 30, 1997        $47 1/2   $41 1/4       $0.625
First Quarter Ended March 31, 1997        $48 7/8   $39 3/4       $0.625

                                             Sales Price
                                          -----------------
                                            High      Low     Distributions
                                            ----      ---     -------------
Fiscal Year 1996
Fourth Quarter Ended December 31, 1996    $43 1/2   $35 5/8       $0.625
Third Quarter Ended September 30, 1996    $36 1/8   $32 7/8       $0.59
Second Quarter Ended June 30, 1996        $33 1/2   $30 7/8       $0.59
First Quarter Ended March 31, 1996        $33 3/4   $28 1/4       $0.59


        In addition, on March 2, 1998, the Company declared a $0.67 distribution per Common Share payable on April 10, 1998 to shareholders of record on March 27, 1998.

        The number of beneficial holders of Common Shares at December 31, 1997, was approximately 34,665. The number of outstanding Common Shares as of December 31, 1997 was 89,085,265.

                                   PART II

ITEM 6.  SELECTED FINANCIAL DATA

        The following table sets forth selected financial and operating information on a historical basis for the Company and EQR's Predecessor Business. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating data for the years ended December 31, 1995, 1994, and 1993 have been derived from the historical Financial Statements of the Company and EQR's Predecessor Business audited by Grant Thornton L.L.P., independent accountants. The historical operating data for the years ended December 31, 1997 and 1996 have been derived from the historical Financial Statements of the Company audited by Ernst & Young LLP, independent auditors. The net income per weighted average Common Share amounts have been presented and, where appropriate, restated as required to comply with Statement of
Financial Accounting Standards No. 128, Earnings Per Share.   For a further
discussion of net income per weighted average Common Share and the impact of Statement No. 128, see Note 9 of Notes to the Consolidated Financial Statements as included elsewhere in this Form 10-K. Certain capitalized terms as used herein, are defined in the Notes to the Consolidated Financial Statements.

                  EQUITY RESIDENTIAL PROPERTIES TRUST
CONSOLIDATED AND COMBINED HISTORICAL, INCLUDING EQR'S PREDECESSOR BUSINESS
     (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE AND PROPERTY DATA)


                                                                                   Year Ended December 31,  (1)
                                                              --------------------------------------------------------------------
                                                                  1997           1996          1995          1994          1993
                                                                  ----           ----          ----          ----          ----
OPERATING DATA:
Total revenues                                                $  747,321     $  478,385    $  390,384    $  231,034    $  112,070
                                                              ==========     ==========    ==========    ==========    ==========
Income before gain on disposition of properties,
    extraordinary items and allocation to Minority
    Interests/EQR's Predecessor Business                      $  176,014     $   97,033    $   59,738    $   45,988    $    8,137
                                                              ==========     ==========    ==========    ==========    ==========
Net income                                                    $  176,592     $  101,624    $   67,719    $   34,418    $    6,095
                                                              ==========     ==========    ==========    ==========    ==========
Net income available to Common Shares                         $  117,580     $   72,609    $   57,610    $   34,418    $    6,095
                                                              ==========     ==========    ==========    ==========    ==========
Net income per weighted average Common Share outstanding      $     1.79     $     1.70    $     1.68    $     1.34    $     0.42
                                                              ==========     ==========    ==========    ==========    ==========
Net income per weighted average Common Share outstanding -
    assuming dilution                                         $     1.76     $     1.69    $     1.67    $     1.34    $     0.42
                                                              ==========     ==========    ==========    ==========    ==========
Weighted average Common Shares outstanding                        65,729         42,586        34,358        25,621        14,601
                                                              ==========     ==========    ==========    ==========    ==========
Weighted average Common Shares outstanding-assuming dilution      74,281         51,102        43,983        34,206        22,986
                                                              ==========     ==========    ==========    ==========    ==========
Distributions declared per Common Share outstanding           $     2.55     $     2.40    $     2.18    $     2.01    $     0.68
                                                              ==========     ==========    ==========    ==========    ==========


BALANCE SHEET DATA (at end of period):
  Real estate, before accumulated depreciation (2)            $7,121,435     $2,983,510    $2,188,939    $1,963,476    $  634,577
  Real estate, after accumulated depreciation (2)             $6,676,673     $2,681,998    $1,970,600    $1,770,735    $  478,210
  Total assets                                                $7,094,631     $2,986,127    $2,141,260    $1,847,685    $  535,914
  Total debt                                                  $2,948,323     $1,254,274    $1,002,219    $  994,746    $  278,642
  Minority Interests                                          $  273,404     $  150,637    $  168,963    $  177,438    $   83,159
  Shareholders' equity                                        $3,689,991     $1,458,830    $  884,517    $  609,936    $  146,485

OTHER DATA:
  Total properties (at end of period) (3)                            463            218           174           163            79
  Total apartment units (at end of period) (3)                   135,200         67,705        53,294        50,704        24,419
  Funds from operations available to Common Shares (4)        $  270,763     $  160,267    $  120,965    $   83,886    $   30,127
  Cash flow provided by (used for):
     Operating activities                                     $  331,135     $  210,930    $  141,534    $   93,997    $   25,582
     Investing activities                                     $(1,543,324)   $ (635,655)   $ (324,018)   $ (896,515)   $ (106,543)
     Financing activities                                     $1,098,213     $  558,568    $  175,874    $  808,495    $   94,802


                                   PART II

ITEM 6. SELECTED FINANCIAL AND OPERATING INFORMATION (COMBINED HISTORICAL (CONTINUED))

(1) Historical results for the year ended December 31, 1993 included combined results of EQR's Predecessor Business for the period January 1, 1993 through August 17, 1993.

(2) Includes approximately $36 million of construction in progress as of December 31, 1997.

(3) In August 1995 the Company also made its $89 million Mortgage Note Investment collateralized by 21 of the Additional Properties. In addition, in April 1997, the Company made its $88 million Mortgage Note Investment collateralized by five of the Additional Properties. The Additional Properties consist of 5,267 units.

(4) The Company generally considers FFO to be one measure of the performance of real estate companies, including an equity REIT. The new definition of FFO adopted in March 1995 by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Company's calculation of FFO represents net income available to Common Shares, excluding gains on dispositions of properties, gains on early extinguishment of debt, and write-off of unamortized costs on refinanced debt, plus depreciation on real estate assets, income allocated to Minority Interests and amortization of deferred financing costs related to the Predecessor Business. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. The Company's calculation of FFO for 1995 and 1994 has been restated to reflect the effects of the new definition as mentioned above. FFO for the year ended December 31, 1994 includes the effect of a one-time charge of approximately $879,000 for the relocation of the property management headquarters to Chicago. In addition, FFO for the year ended December 31, 1993 excludes the effect of refinancing costs of approximately $3.3 million which represented costs associated with the prepayment of certain mortgage loans.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

ITEM 7.  OVERVIEW

        The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with "Selected Financial Data" and the historical Consolidated Financial Statements thereto appearing elsewhere in this Form 10-K. Due to the Company's ability to control the Operating Partnership, the EWR Operating Partnership, the Management Partnerships, the Financing Partnerships and the LLCs, each entity has been consolidated with the Company for financial reporting purposes.

        Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "expects" and "anticipates" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters, identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: the alternative sources of capital to the Company are too high; occupancy levels and market rents may be adversely affected by local economic and market conditions, which are beyond the Company's control; and additional factors as discussed in Part I of the Annual Report as filed on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

        Since EQR's IPO and through December 31, 1997, the Company has acquired direct or indirect interests in 412 properties (the "Acquired Properties"), containing 118,510 units in the aggregate for a total purchase price of approximately $6.5 billion, including the assumption of approximately $1.5 billion of mortgage indebtedness and $0.4 billion of unsecured notes.
The Company's interest in six of the Acquired Properties at the time of acquisition thereof consisted solely of ownership of the debt collateralized by such Acquired Properties. The Company purchased ten of such Acquired Properties or 2,694 units between the IPO and December 31, 1993 (the "1993 Acquired Properties"); 84 of such Acquired Properties or 26,286 units in 1994 (the "1994 Acquired Properties"); 17 of such Acquired Properties or 5,035 units in 1995 (the "1995 Acquired Properties"); 49 of such Acquired Properties consisting of 15,665 units in 1996 (the "1996 Acquired Properties"); and 252 of such Acquired Properties consisting of 68,830 units in 1997 (the "1997 Acquired Properties"), which include the Properties acquired in connection with the Wellsford Merger and the EWR Merger (collectively, the "Mergers"). The Acquired Properties are presented in the Consolidated and Combined Financial Statements of the Company from the date of each acquisition or the closing dates of the Mergers. In addition, in August 1995, the Company made its $89 Million Mortgage Note Investment collateralized by 21 of the Additional Properties. Also in April 1997, the Company made its $88 Million Mortgage Note Investment

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

collateralized by five of the Additional Properties.

        During 1995, the Company disposed of six properties containing 2,445 units (the "1995 Disposed Properties"). During 1996, the Company disposed of five properties containing 1,254 units (the "1996 Disposed Properties"). During 1997 the Company disposed of seven properties, a portion of one property and a vacant land parcel containing 1,336 units (the "1997 Disposed Properties").

        The Company's overall results of operations for the three years ended December 31, 1997 have been significantly impacted by the Company's acquisition activity. The significant changes in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense, property management and interest expense can all primarily be attributed to the acquisition of the Acquired Properties. The impact of the Acquired Properties is discussed in greater detail in the following paragraphs.

        Properties that the Company owned for all of both 1997 and 1996 representing 49,805 units (the "1997 Same Store Properties") and Properties that the Company owned for all of both 1996 and 1995 representing 45,699 units (the "1996 Same Store Properties") also impacted the Company's results of operations and are discussed as well in the following paragraphs.

        COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31, 1996

        For the year ended December 31, 1997, income before gain on disposition of properties, extraordinary item and allocation to Minority Interests increased by $79 million when compared to the year ended December 31, 1996. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation, interest expense and general and administrative expenses. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1997 Acquired Properties and 1996 Acquired Properties. These increases were partially offset by the 1997 Disposed Properties and the 1996 Disposed Properties. The increase in interest income of $7.5 million earned on the Company's mortgage note investments is primarily attributable to its $88 Million Mortgage Note Investment as well as an increase in interest income earned on its $89 Million Mortgage Note Investment.

        In regard to the 1997 Same Store Properties, rental revenues increased by approximately $11.9 million or 3.1% primarily as a result of higher rental rates charged to new tenants and tenant renewals. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses decreased approximately $1.5 million or 0.9%. This decrease was primarily the result of lower medical and health care insurance costs, which resulted in lower payroll costs. In addition, the Company was also successful in reducing its costs for leasing and advertising as well as building, maintenance and grounds costs by consolidating its vendor services in selected submarkets in order to obtain volume

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

pricing discounts and by consolidating its personnel in selected submarkets where Properties were centrally located. With respect to the lower medical and health care insurance costs, the Company believes this is not a sustainable trend but only benefited the 1997 results.

        Property management represents expenses associated with the management of the Company's Properties. These expenses increased by approximately $9.3 million primarily due to the continued expansion of the Company's property management business to facilitate the management of the Company's additional properties. During 1997, the Company opened new management offices in Houston, Texas; Ypsilanti, Michigan; Kansas City, Kansas; Irvine, California; Minneapolis, Minnesota; Charlotte, North Carolina; and Louisville, Kentucky. In addition, the Company assumed a management office in Tulsa, Oklahoma, related to the Wellsford Merger and significantly expanded a management office in Scottsdale, Arizona related to the EWR Merger.

        Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Company that are managed for affiliates. These expenses decreased by $0.5 million due to the disposition of certain of these properties, resulting in the Company no longer providing fee and asset management services to such properties.

        Interest expense, including amortization of deferred financing costs, increased by approximately $38.3 million. This increase was primarily the result of an increase in the Company's average indebtedness outstanding which increased by $564.5 million, primarily due to the Wellsford Merger. However, the Company's effective interest costs decreased from 7.87% in 1996 to 7.5% in 1997.

        General and administrative expenses, which include corporate operating expenses, increased approximately $5.2 million between the years under comparison. This increase was primarily due to adding corporate personnel, higher salary costs and shareholder reporting costs as well as an increase in professional fees. General and administrative expenses as a percentage of total revenues were 2.02% for the year ended December 31, 1997, which was a slight decrease from 2.06% in 1996.

        COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31, 1995

        For the year ended December 31, 1996, income before gain on disposition of properties, extraordinary items and allocation to Minority Interests increased by $37.3 million when compared to the year ended December 31, 1995. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation, interest expense and general and administrative expenses. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1996 Acquired Properties and 1995 Acquired Properties. These increases were partially offset by the 1996 Disposed Properties and the 1995 Disposed Properties. Interest income

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

earned on the Company's mortgage note investment increased by approximately $8 million and was an additional factor that impacted the year to year change.

        In regard to the 1996 Same Store Properties, rental revenues increased by approximately $15.9 million or 4.8% primarily as a result of higher rental rates charged to new tenants and tenant renewals and higher average occupancy levels. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses increased approximately $1.7 million or 1.2%. This increase was primarily the result of higher payroll expenses and utility costs. For 1996 the Company also increased its per unit charge for property level insurance which increased insurance expense by approximately $0.7 million. In addition, real estate taxes increased due to reassessments on certain of the 1996 Same Store Properties.

        Property management represents expenses associated with the management of the Company's Properties. These expenses increased by approximately $2.3 million primarily as a result of the expansion of the Company's property management business with the addition of a management office in Seattle, Washington and during the third quarter of 1996 the addition of two new management offices located in Raleigh, North Carolina and Ft. Lauderdale, Florida. Other factors that impacted this increase were higher payroll and travel costs and legal and professional fees.

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

FOR THE YEAR ENDED DECEMBER 31, 1997

        As of January 1, 1997, the Company had approximately $147.3 million of cash and cash equivalents and $250 million available on its line of credit. After taking into effect the various transactions discussed in the following paragraphs, cash and cash equivalents at December 31, 1997 were approximately $33.3 million and the amounts available on the Company's line of credit were $265 million, of which $24.7 million is restricted. In addition, the Company had $6.6 million of proceeds from a property sale included in deposits-restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash provided by financing activities, all of which are presented in the Company's Consolidated Statements of Cash Flows.

        Part of the Company's strategy in funding the purchase of multifamily properties, excluding those Properties acquired through the Mergers, is to utilize its line of credit and to subsequently repay the line of credit from the issuance of additional equity or debt securities. Continuing to employ this strategy, during 1997 the Company and/or the Operating Partnership: (i) issued a total of approximately 11.9 million Common Shares through various offerings, other than issuances in connection with the acquisitions of Properties and received total net proceeds of approximately $536.8 million,
(ii) completed the offerings of the Series D Preferred Shares and the Series G Preferred Shares and received net proceeds of approximately $473.1 million and
(iii) issued the 2017 Notes, the 2001 Notes and the 2003 Notes and received net proceeds of approximately $345.9 million. All of these proceeds have been or will be utilized to purchase additional properties and/or repay the line of credit and mortgage indebtedness on certain Properties.

        With respect to Property acquisitions during the year, including the effects of the Mergers, the Company purchased 252 Properties containing 68,830 units for a total purchase price of approximately $4.1 billion, including the issuances of 25.1 million Common Shares, the assumption of EWR's minority interest with a market value of approximately $107.3 million, the liquidation value of $157.5 million for the Series E Preferred Shares and Series F Preferred Shares, the assumption of mortgage indebtedness and unsecured notes of approximately $1.3 billion and issuance of OP Units with a value of approximately $5.3 million. The cash portion of these acquisitions were primarily funded from amounts drawn on the Company's line of credit and proceeds received in connection with the transactions mentioned in the previous paragraph.

        During the year ended December 31, 1997, the Company also disposed of seven properties, a portion of one Property and a vacant land parcel which generated net proceeds of approximately $35.8 million. Proceeds from the dispositions were ultimately applied to purchase additional Properties.

        As of December 31, 1997, the Company had total indebtedness of approximately $2.9 billion, which included mortgage indebtedness of $1.6 billion (including premiums of $3.9

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

million), of which $723 million represented tax exempt bond indebtedness, and unsecured debt of $1.4 billion (including net discounts and premiums in the amount of $5.7 million). During the year, the Company repaid an aggregate of $113.4 million of mortgage indebtedness on 29 of its Properties. In addition, the Floating Rate Notes were repaid at maturity on December 22, 1997. These repayments were funded from the Company's line of credit or from proceeds received from the various capital transactions mentioned in previous paragraphs.

        The Company has, from time to time, entered into interest rate protection agreements (financial instruments) to reduce the potential impact of increases in interest rates but believes it has limited exposure to the extent of non-performance by the counterparties of each protection agreement since each counterparty is a major U.S. financial institution, and the Company does not anticipate their non-performance. No such financial instrument has been used for trading purposes. In February 1996, the Company entered into two interest rate protection agreements that were intended to hedge the Company's interest rate risk at maturity of $175 million of indebtedness. The first agreement hedged the interest rate risk of $50 million of mortgage loans scheduled to mature in September 1997 by locking the five year Treasury Rate, commencing October 1, 1997. This agreement was cancelled in July 1997, at no cost to the Company, in conjunction with a new interest rate agreement discussed below. The second agreement hedged the interest rate risk of the Operating Partnership's 1999 Notes by locking the effective four year Treasury Rate commencing May 15, 1999. There was no current cost to the Company for entering into these agreements. In July 1997, the Company entered into two interest rate protection agreements to effectively fix the interest rate cost of the Company's 2001 Notes and 2003 Notes. One agreement was for a notional amount of $100 million with a locked in treasury rate at 6.134%. The second agreement was for a notional amount of $75 million with a locked in treasury rate of 6.287%. The fair value of these instruments as of December 31, 1997 approximates their carrying or contract values.

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

        During the year ended December 31, 1997, total capital expenditures for the Company approximated $60 million. Of this amount, approximately $9.5 million related to capital improvements and major repairs for certain of the 1995, 1996 and 1997 Acquired Properties.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Capital improvements and major repairs for all of the Company's pre- EQR IPO properties and certain Acquired Properties approximated $19.4 million, or $217 per unit. Capital spent for replacement-type items approximated $21.4 million, or $239 per unit, which is in line with the Company's expected annual recurring per unit cost. Also included in total capital expenditures was approximately $9.7 million expended for non-real estate additions such as computer software, computer equipment, furniture and fixtures and leasehold improvements for the Company's property management offices and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for 1998 are budgeted to be approximately $94.5 million, which includes approximately $29.7 million related to capital improvements and major repairs for certain of the 1995, 1996 and 1997 Acquired Properties.

        Minority Interests as of December 31, 1997 increased by $122.8 million when compared to December 31, 1996. The primary factors that impacted this account during the year were the assumption of the EWR minority interest having a market value of $107.3 million, distributions declared to Minority Interests, which amounted to $19.1 million for the year, the allocation of its income from operations in the amount of $13.3 million, the conversion of OP Units into Common Shares and issuances of Common Shares during the year.

        Total distributions paid in 1997 amounted to $292.1 million, which included the distributions declared in the fourth quarter of 1996. The fourth quarter of 1997 distributions to Common Shares holders and Minority Interests were paid on December 30, 1997. On March 2, 1998, the Company declared a $0.67 distribution per Common Share, $0.585938 per Series A Preferred Share, $0.570313 per Series B Depositary Share and Series C Depositary Share, $0.5375 per Series D Depositary Share, $0.603125 per Series F Preferred Share and a $0.453125 per Series G Depositary Share payable to shareholders of record on March 27, 1998. The Common Share distributions will be paid on April 10, 1998 and the Preferred and Depositary Share distributions will be paid on April 15, 1998. Also on March 2, 1998, the Company declared a $0.4375 per Series E Preferred Share payable to shareholders of record on March 13, 1998. This Preferred Share distribution will be paid on April 1, 1998.

        Subsequent to December 31, 1997 and through March 12, 1998, the Company acquired 12 additional properties representing 2,539 units for a total purchase price of approximately $158.2 million, including the assumption of approximately $50.8 million of mortgage indebtedness. These acquisitions were funded from proceeds of the January 1998 Common Share Offering. The Company is actively seeking to acquire additional multifamily properties with physical and market characteristics similar to the Properties. During the remainder of 1998, the Company expects to acquire between 10,000 to 15,000 multifamily units. However, there is no assurance that this level of property acquisitions can be achieved.

        In January 1998, the Company received proceeds of approximately $195.3 million from the January 1998 Common Share Offering. These proceeds were utilized to repay a portion on

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

the line of credit, to purchase additional properties and/or repay mortgage indebtedness on one Property.

        In February 1998, the Company received net proceeds of approximately $95 million from the February 1998 Common Share Offerings. These net proceeds were utilized to repay the remaining balance outstanding on the line of credit and to purchase additional properties.

        Through February 1998, the Company sold approximately 639,000 Common Shares pursuant to the DRIP Plan and raised proceeds of approximately $31.7 million.

        The Company anticipates that it may continue to sell certain Properties in the portfolio and may sell up to 2,500 multifamily units during 1998. However, there is no assurance that this level of property dispositions may be achieved.

        In March 1998, the Company disposed of two Properties for a total sales price of $16.7 million. These proceeds will be utilized to purchase additional Properties.

        The Company expects to meet its short-term liquidity requirements, including capital expenditures relating to maintaining its existing Properties, generally through its working capital, net cash provided by operating activities and borrowings under its line of credit. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Company also expects to meet its long-term liquidity requirements, such as scheduled mortgage debt maturities, reduction of outstanding amounts under its line of credit, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities including additional OP Units as well as from undistributed FFO and proceeds received from the disposition of certain Properties. In addition, the Company has certain uncollateralized Properties available for additional mortgage borrowings in the event that the public capital markets are unavailable to the Company or the cost of alternative sources of capital to the Company is too high.

        In November 1996, the Company reached an agreement with Morgan Guaranty and Bank of America to provide the Operating Partnership, with a new credit facility with potential borrowings of up to $250 million. In September 1997, this agreement was amended whereby the potential borrowings were increased to $500 million. This line of credit matures in November 1999 and will continue to be used for property acquisitions and for any working capital needs. As of March 13, 1998, no amounts were outstanding under this facility.

        In connection with the Wellsford Merger, the Company has provided a standby obligation in the amount of $30 million pursuant to an agreement entered into with Wellsford Real Properties, Inc., a Maryland corporation ("WRP"), for the construction financing for a multifamily development project located in Denver, Colorado. In addition, the Company has

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

provided a $14.8 million credit enhancement with respect to bonds issued to finance certain public improvements at the multifamily development project.

        In December 1997, the Company entered into a joint venture agreement with a multifamily residential real estate developer whereby the Company will make investments in a limited partnership to fund its portion of the project cost. As of December 31, 1997, the Company funded approximately $6.9 million in connection with this agreement. In addition, the Company also funded $20 million to guarantee third party construction financing and will be obligated to fund an additional $20 million in 1998. Subsequent to December 31, 1997, the Company has also funded approximately $9.9 million and anticipates to fund up to an additional $85 million in 1998.

        The Company has conducted a review of its computer operating systems and has identified those areas that could be affected by the "Year 2000" issue and has developed a plan to resolve this issue. The Company believes that by modifying certain existing hardware and software and, in other cases, converting to new application systems, the Year 2000 problem can be resolved without significant operational difficulties. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. The Company has also identified the cost of the Year 2000 issue and does not expect the financial impact to be material to the Company's results of operations or financial position.

FOR THE YEAR ENDED DECEMBER 31, 1996

        As of January 1, 1996, the Company had approximately $13.4 million of cash and cash equivalents and $158 million available on its line of credit. After taking into effect the various transactions discussed in the following paragraphs, cash and cash equivalents at December 31, 1996 were approximately $147.3 million and the amounts available on the Company's line of credit were $250 million. In addition, the Company had $3.6 million of proceeds from a property sale included in deposits-restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash provided by financing activities, all of which are presented in the Company's Consolidated Statements of Cash Flows.

        During 1996 the Company and/or the Operating Partnership: (i) issued a total of approximately 14.4 million Common Shares through various offerings and received total net proceeds of $483 million, (ii) completed the offering of the Series C Preferred Shares and received net proceeds of $111.4 million,
(iii) issued the 2026 Notes and received net proceeds of $149 million and (iv) refinanced certain of its tax-exempt bonds in two separate transactions for a total of $112.2 million of net proceeds. All of these proceeds were utilized to purchase additional properties and/or repay the line of credit and mortgage indebtedness on certain

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Properties.

        With respect to Property acquisitions during 1996, the Company purchased 49 Properties containing 15,665 units for a total acquisition cost of $778.2 million, which included the assumption of $142.2 million of mortgage indebtedness, the forgiveness of debt of $2.7 million and the issuance of OP Units having a value of approximately $0.4 million. These acquisitions were primarily funded from amounts drawn on the Company's line of credit and a portion of the proceeds received in connection with the transactions mentioned in the previous paragraph.

        During the year ended December 31, 1996, the Company also disposed of five properties which generated net proceeds of approximately $40 million. Proceeds from the dispositions were ultimately applied to purchase additional Properties.

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

        During the year ended December 31, 1996, total capital expenditures for the Company approximated $45.9 million. Of this amount, approximately $10.6 million related to capital improvements and major repairs for certain of the 1994, 1995 and 1996 Acquired Properties. Capital improvements and major repairs for all of the Company's pre-EQR IPO properties and certain Acquired Properties approximated $13.8 million, or $232 per unit. Capital spent for replacement-type items approximated $16.3 million, or $276 per unit, which is in line with the Company's expected annual recurring per unit cost. In regard to capital spent for upgrades at certain properties and tenant improvements with respect to the retail and commercial office space at one Property, the amount was approximately $2.9 million. Also included in total capital expenditures was approximately $2.3 million expended for non-real estate additions such as computer software, computer equipment, furniture and fixtures and leasehold improvements for the Company's management offices and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities.

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

        For the year ended December 31, 1997, FFO increased $110.5 million representing a 69% increase when compared to the year ended December 31, 1996. For the year ended December 31, 1996, FFO increased by $39.3 million representing a 32.5% increase when compared to the year ended December 31, 1995.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


        The following is a reconciliation of net income available to Common Shares to FFO available to Common Shares and OP Units for the years ended December 31, 1997, 1996 and 1995:

(Amount in thousands)
                                               Year       Year       Year
                                               Ended      Ended      Ended
                                              12/31/97   12/31/96   12/31/95
                                             ---------  ---------  ---------
Net income available to Common Shares        $ 117,580  $  72,609  $  57,610
Adjustments:
     Income allocated to Minority Interests     13,260     14,299     15,636
     Depreciation on real estate assets        153,526     91,174     70,581
     Amortization of deferred financing
      costs related to predecessor business        235      1,075        755
     Write-off of unamortized costs on
        refinanced debt                             (0)     3,512         (0)
     Gain on early extinguishment of debt           (0)        (0)    (2,000)
     Gain on disposition of properties         (13,838)   (22,402)   (21,617)
                                             ---------  ---------  ---------
FFO available to Common Shares and
      OP Units                               $ 270,763  $ 160,267  $ 120,965
                                             =========  =========  =========

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

                                   PART III

ITEMS 10, 11, 12 AND 13.

TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

        The information required by Item 10, Item 11, Item 12 and Item 13 are incorporated by reference to, and will be contained in, the Company's definitive proxy statement, which the Company anticipates will be filed no later than April 29, 1998, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

        (a)
        (1 & 2) See Index to Financial Statements and Schedules on page F-1 of this Form 10-K.

        (3) Exhibits:

2.1++++ Agreement and Plan of Merger by and between Equity Residential Properties Trust and Wellsford Residential Property Trust dated as of January 16, 1997

2.2# Articles of Merger by and between Equity Residential Properties Trust and Wellsford Residential Property Trust

2.3## Agreement and Plan of Merger by and between Equity Residential Properties Trust and Evans Withycombe Residential, Inc. dated as of August 27, 1997

2.4### Articles of Merger by and between Equity Residential Properties Trust and Evans Withycombe Residential, Inc.

3.1+++ Second Amended and Restated Declaration of Trust of Equity Residential Properties Trust dated May 30, 1997

3.2+++    Second Amended and Restated Bylaws of Equity Residential Properties
          Trust

4.1** Indenture, dated as of May 16, 1994, by and among the Operating Partnership, as obligor, the Company, as guarantor and The First National Bank of Chicago, as trustee in connection with 8 1/2% senior notes due May 15, 1999

4.2** Indenture, dated October 1, 1994, between the Operating Partnership, as obligor and The First National Bank of Chicago, as trustee in connection with up to $500 million of debt securities

10.1*** Fourth Amended and Restated Agreement of Limited Partnership of ERP Operating Limited Partnership

10.2* Agreement of Limited Partnership of Equity Residential Properties Management Limited Partnership

10.3**** Agreement of Limited Partnership of Equity Residential Properties Management Limited Partnership II

10.4*     Noncompetition Agreement (Zell)

10.5*     Noncompetition Agreement (Crocker)

10.6*     Noncompetition Agreement (Spector)

10.7*     Form of Noncompetition Agreement (other officers)

10.8* Services Agreement between Equity Residential Properties Trust and Equity Group Investments, Inc.

10.9*     Form of Property Management Agreement (REIT properties)

10.10**   Form of Property Management Agreement (Non-REIT properties)

10.11+ Amended and Restated Master Reimbursement Agreement, dated as of November 1, 1996 by and between Federal National Mortgage Association and EQR-Bond Partnership

10.12++ Second Amended and Restated Revolving Credit Agreement, dated as of September 9, 1997 among the Operating Partnership and Morgan Guaranty Trust Company of New York, as lead agent, Bank of America National Trust and Savings Association, as co-lead agent, The First National Bank of Chicago, as co-agent, U.S. Bank National Association f/k/a and d/b/a First Bank National Association, as co-agent and NationsBank of Texas, N.A., as co-agent

                                   PART IV

          and NationsBank of Texas, N.A., as co-agent

10.13#### Consulting Agreement dated August 27, 1997 between Equity
          Residential Properties Management Limited Partnership and Stephen O. Evans

10.14#### Employment Agreement dated August 27, 1997 between Equity
          Residential Properties Management Limited Partnership and Richard G. Berry

10.15 Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Evans Withycombe Residential, L.P.

12        Computation of Ratio of Earnings to Fixed Charges

21        List of Subsidiaries of Equity Residential Properties Trust

23.1      Consent of Grant Thornton L.L.P.

23.2      Consent of Ernst & Young LLP.

24.1      Power of Attorney for John W. Alexander dated March 2, 1998

24.2      Power of Attorney for James D. Harper, Jr. dated March 2, 1998

24.3      Power of Attorney for Errol R. Halperin dated March 2, 1998

24.4      Power of Attorney for B. Joseph White dated March 2, 1998

24.5      Power of Attorney for Barry S. Sternlicht dated March 4, 1998

24.6      Power of Attorney for Henry H. Goldberg dated March 2, 1998

24.7      Power of Attorney for Edward Lowenthal dated March 2, 1998

24.8      Power of Attorney for Jeffrey H. Lynford dated March 2, 1998

24.9      Power of Attorney for Stephen O. Evans dated March 2, 1998

-----------------------
* Included as an exhibit to the Company's Form S-11 Registration Statement, File No. 33-63158, and incorporated herein by reference.
** Included as an exhibit to the Operating Partnership's Form 10/A, dated December 12, 1994, File No. 0-24920, and incorporated herein by reference.
*** Included as an exhibit to the Operating Partnership's Form 10-Q for the quarter ended September 30, 1995, dated November 7, 1995, and incorporated herein by reference.
**** Included as an exhibit to the Company's Form 10-K for the year ended December 31, 1994.
+ Included as an exhibit to the Company's Form 10-K for the year ended December 31, 1996.
++ Included as an exhibit to the Company's Form 8-K dated September 10, 1997, filed on September 10, 1997.
+++ Included as an exhibit to the Company's Form 8-K dated May 30, 1997, filed on June 5, 1997.
++++ Included as an exhibit to the Company's Form 8-K dated January 16, 1997, filed on January 17, 1997.
#       Included as Appendix B in the Company's Form S-4 filed on April 29,
        1997.
## Included as an exhibit to the Company's Form 8-K dated August 27, 1997, filed on August 29, 1997.
###     Included as Appendix B in the Company's Form S-4 filed on September
        18, 1997.
####    Included as an exhibit to the Company's Form S-4 filed on September
        18, 1997.
(b)  Reports on Form 8-K:

A Report on Form 8-K dated October 9, 1997, reporting information for property acquisitions.

A Report on Form 8-K/A dated October 9, 1997, reporting information for property acquisitions.

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

                        EQUITY RESIDENTIAL PROPERTIES TRUST


Date: March 13, 1998    By:  /s/ Douglas Crocker II
      --------------       -------------------------------------------
                                 Douglas Crocker II
                            President, Chief Executive Officer,
                              Trustee and *Attorney-in-Fact


Date: March 13, 1998    By:  /s/ David J. Neithercut
      --------------       -------------------------------------------
                                 David J. Neithercut
                             Executive Vice-President and
                               Chief Financial Officer

Date: March 13, 1998    By:  /s/ Michael J. McHugh
      --------------       -------------------------------------------
                                 Michael J. McHugh
                            Executive Vice-President, Chief Accounting
                             Officer, Treasurer and *Attorney-in-fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 1998    By:  /s/ Samuel Zell
      --------------       -------------------------------------------
                                 Samuel Zell
                             Chairman of the Board of Trustees

Date: March 13, 1998    By:  /s/ Gerald A. Spector
      --------------       -------------------------------------------
                                 Gerald A. Spector
                            Executive Vice-President, Chief
                             Operating Officer and Trustee

Date: March 13, 1998    By:  /s/ Sheli Z. Rosenberg
      --------------       -------------------------------------------
                                 Sheli Z. Rosenberg
                                      Trustee

                                   PART IV

                             --------------------

Date: March 13, 1998    By:  /s/ James D. Harper
      --------------       -------------------------------------------
                                 James D. Harper
                                    Trustee

Date: March 13, 1998    By:  /s/ Errol R. Halperin
      --------------       -------------------------------------------
                                 Errol R. Halperin
                                    Trustee

Date: March 13, 1998    By:  /s/ Barry S. Sternlicht
      --------------       -------------------------------------------
                                 Barry S. Sternlicht
                                    Trustee

Date: March 13, 1998    By:  /s/ John W. Alexander
      --------------       -------------------------------------------
                                 John W. Alexander
                                    Trustee

Date: March 13, 1998    By:  /s/ B. Joseph White
      --------------       -------------------------------------------
                                 B. Joseph White
                                    Trustee

Date: March 13, 1998    By:  /s/ Henry H. Goldberg
      --------------       -------------------------------------------
                                 Henry H. Goldberg
                                    Trustee

Date: March 13, 1998    By:  /s/ Jeffrey H. Lynford
      --------------       -------------------------------------------
                                 Jeffrey H. Lynford
                                    Trustee

Date: March 13 1998     By:  /s/ Edward Lowenthal
      --------------       -------------------------------------------
                                 Edward Lowenthal
                                    Trustee

Date: March 13, 1998    By:  /s/ Stephen O. Evans
      --------------       -------------------------------------------
                                 Stephen O. Evans
                                    Trustee

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                     EQUITY RESIDENTIAL PROPERTIES TRUST


                                                                      PAGE
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

     Report of Independent Auditors                                    F-2
     Report of Independent Accountants                                 F-3

     Consolidated Balance Sheets as of
             December 31, 1997 and 1996                            F-4 to F-5

     Consolidated Statements of Operations for
             the years ended December 31, 1997, 1996 and 1995          F-6

     Consolidated Statements of Cash Flows for
             the years ended December 31, 1997, 1996 and 1995      F-7 to F-8

     Consolidated Statements of Changes in Shareholders' Equity
             for the years ended December 31, 1997, 1996 and 1995      F-9

     Notes to Consolidated Financial Statements                    F-10 to F-49

SCHEDULE FILED AS PART OF THIS REPORT

     Report of Independent Accountants                                 S-1

     Schedule III - Real Estate and Accumulated Depreciation       S-2 to S-12

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Trustees and Shareholders
Equity Residential Properties Trust

We have audited the accompanying consolidated balance sheets of Equity Residential Properties Trust (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Residential Properties Trust at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                              /s/ Ernst & Young LLP
                                                  -----------------
                                                  ERNST & YOUNG LLP

Chicago, Illinois
February 26, 1998
except for Note 24, as to which the date is March 12, 1998

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees
Equity Residential Properties Trust

We have audited the accompanying consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1995 of Equity Residential Properties Trust. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows of Equity Residential Properties Trust for the year ended December 31, 1995, in conformity with generally accepted accounting principles.






                                                /s/ GRANT THORNTON LLP

                                                    GRANT THORNTON LLP

Chicago, Illinois
February 14, 1996

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                         CONSOLIDATED BALANCE SHEETS
               (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)


                                          December 31,        December 31,
                                              1997                1996
ASSETS                                   -------------       -------------
Investment in real estate
  Land                                   $     791,980       $     284,879
  Depreciable property                       6,293,415           2,698,631
  Construction in progress                      36,040                   -
                                         -------------       -------------
                                             7,121,435           2,983,510
  Accumulated depreciation                    (444,762)           (301,512)
                                         -------------       -------------
       Investment in real estate, net of
        accumulated depreciation             6,676,673           2,681,998

Cash and cash equivalents                       33,295             147,271
Investment in mortgage notes, net              176,063              86,596
Rents receivable                                 3,302               1,450
Deposits - restricted                           36,374              20,637
Escrow deposits - mortgage                      44,864              15,434
Deferred financing costs, net                   23,092              14,555
Other assets                                   100,968              18,186
                                         -------------       -------------
       TOTAL ASSETS                      $   7,094,631       $   2,986,127
                                         =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable                 $   1,582,559       $     755,434
  Notes, net                                 1,130,764             498,840
  Line of credit                               235,000                   -
  Accounts payable and accrued expenses         67,699              33,117
  Accrued interest payable                      28,048              12,737
  Rents received in advance and
   other liabilities                            38,750              16,466
  Security deposits                             28,193              14,128
  Distributions payable                         20,223              45,938
                                         -------------       -------------
       TOTAL LIABILITIES                     3,131,236           1,376,660
                                         -------------       -------------
Commitments and contingencies

Minority Interests                             273,404             150,637
                                         -------------       -------------

                           See accompanying notes.

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                   CONSOLIDATED BALANCE SHEETS (CONTINUED)
               (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)


                                                                        December 31,     December 31,
                                                                            1997             1996
                                                                        ------------     ------------
Shareholders' equity:
   Preferred Shares of beneficial interest, $.01 par value;
       100,000,000 shares authorized:
       9 3/8% Series A Cumulative Redeemable Preferred
         Shares of Beneficial Interest, liquidation preference
         $25 per share, 6,120,000 shares issued and outstanding             153,000         153,000
       9 1/8% Series B Cumulative Redeemable Preferred
         Shares of Beneficial Interest, liquidation preference
         $250 per share, 500,000 shares issued and outstanding              125,000         125,000
       9 1/8% Series C Cumulative Redeemable Preferred
         Shares of Beneficial Interest, liquidation preference
         $250 per share, 460,000 shares issued and outstanding              115,000         115,000
       8.60% Series D Cumulative Redeemable Preferred
         Shares of Beneficial Interest, liquidation preference
         $250 per share, 700,000 shares issued and outstanding              175,000               -
       Series E Cumulative Convertible Preferred
         Shares of Beneficial Interest, liquidation preference
         $25 per share, 3,998,500 shares issued and outstanding             99,963                -
       9.65% Series F Cumulative Redeemable Preferred
         Shares of Beneficial Interest, liquidation preference
         $25 per share, 2,300,000 shares issued and outstanding             57,500                -
       7 1/4% Series G Convertible Cumulative Preferred
         Shares of Beneficial Interest, liquidation preference
         $250 per share, 1,265,000 shares issued and outstanding            316,250               -
   Common Shares of beneficial interest, $.01 par value,
       200,000,000 shares authorized, 89,085,265 shares issued
       and outstanding as of December 31, 1997 and 51,154,836
       shares issued and outstanding as of December 31, 1996                    891             512
   Paid in capital                                                        2,785,661       1,147,214
   Employee notes                                                            (5,145)         (5,255)
   Distributions in excess of accumulated earnings                         (133,129)        (76,641)
                                                                        -----------     -----------
       Total shareholders' equity                                         3,689,991       1,458,830
                                                                        -----------     -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 7,094,631     $ 2,986,127
                                                                        ===========     ===========


                           See accompanying notes.

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                      1997          1996          1995
                                                  ---------------------------------------
REVENUES
  Rental income                                   $   707,733   $   454,412   $   373,919
  Fee and asset management                              5,697         6,749         7,030
  Interest income - investment in mortgage notes       20,366        12,819         4,862
  Interest and other income                            13,525         4,405         4,573
                                                  -----------   -----------   -----------
        Total revenues                                747,321       478,385       390,384
                                                  -----------   -----------   -----------

EXPENSES
    Property and maintenance                          176,075       127,172       112,186
    Real estate taxes and insurance                    69,520        44,128        37,002
    Property management                                26,793        17,512        15,213
    Fee and asset management                            3,364         3,837         3,887
    Depreciation                                      156,644        93,253        72,410
    Interest:
         Expense incurred                             121,324        81,351        78,375
         Amortization of deferred financing costs       2,523         4,242         3,444
    General and administrative                         15,064         9,857         8,129
                                                  -----------   -----------   -----------
        Total expenses                                571,307       381,352       330,646
                                                  -----------   -----------   -----------

Income before gain on disposition of properties,
     extraordinary items and allocation to Minority
     Interests                                        176,014        97,033        59,738
   Gain on disposition of properties                   13,838        22,402        21,617
                                                  -----------   -----------   -----------
Income before extraordinary items and allocation
     to Minority Interests                            189,852       119,435        81,355
   Write-off of unamortized costs on refinanced debt        -        (3,512)            -
   Gain on early extinguishment of debt                     -             -         2,000
                                                  -----------   -----------   -----------
Income before allocation to Minority Interests        189,852       115,923        83,355
Income allocated to Minority Interests                (13,260)      (14,299)      (15,636)
                                                  -----------   -----------   -----------
Net income                                            176,592       101,624        67,719
Preferred distributions                               (59,012)      (29,015)      (10,109)
                                                  -----------   -----------   -----------

Net income available to Common Shares             $   117,580   $    72,609   $    57,610
                                                  ===========   ===========   ===========

Weighted average Common Shares outstanding             65,729        42,586        34,358
                                                  ===========   ===========   ===========

Distributions declared per Common Share
 outstanding                                      $      2.55   $      2.40   $      2.18
                                                  ===========   ===========   ===========

Tax treatment of distributions (unaudited)
    Ordinary income                               $      2.24   $      1.88   $      1.70
                                                  ===========   ===========   ===========
    Return of Capital                             $      0.26   $      0.43   $      0.48
                                                  ===========   ===========   ===========
    Long-Term Capital Gain                        $      0.05   $      0.09   $         -
                                                  ===========   ===========   ===========

Net income per weighted average Common Share
 outstanding                                      $      1.79   $      1.70   $      1.68
                                                  ===========   ===========   ===========

Net income per weighted average Common Share
  outstanding - assuming dilution                 $      1.76   $      1.69   $      1.67
                                                  ===========   ===========   ===========


                           See accompanying notes.

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)


                                                                           YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------
                                                                      1997           1996          1995
                                                                 ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $   176,592    $   101,624    $   67,719
  Adjustments to reconcile net income to net cash provided by operating activities:
     Income allocated to Minority Interests                           13,260         14,299        15,636
     Depreciation                                                    156,644         93,253        72,410
     Amortization of deferred financing costs (including
      discounts and premiums on debt)                                  2,170          4,558         3,717
     Amortization of discount on investment in mortgage notes         (3,100)          (613)            -
     Gain on disposition of properties                               (13,838)       (22,402)      (21,617)
     Write-off of unamortized costs on refinanced debt                     -          3,512             -
     Gain on early extinguishment of debt                                  -              -        (2,000)
     Changes in assets and liabilities:
        (Increase) in rents receivable                                (1,373)          (409)         (259)
        (Increase) in deposits - restricted                          (23,183)          (556)         (218)
        (Increase) decrease in other assets                          (20,608)           158         1,913
        Increase in accounts payable and accrued expenses             20,235          9,901         3,765
        Increase in accrued interest payable                          12,224          4,383         2,616
        Increase (decrease) in rents received in advance and
         other liabilities                                            12,112          3,222        (2,148)
                                                                 -----------    -----------    ----------
     Net cash provided by operating activities                       331,135        210,930       141,534
                                                                 -----------    -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate, net                                  (1,190,380)      (641,015)     (239,964)
  Improvements to real estate                                        (50,246)       (33,001)      (32,800)
  Additions to non-real estate                                        (9,754)        (2,347)       (3,669)
  Proceeds from disposition of real estate, net                       35,758         40,093        46,426
  Purchase of management contract rights                              (5,000)             -             -
  (Increase) decrease in mortgage deposits                           (25,521)         1,311        (1,299)
  Deposits (made) on real estate acquisitions                         (8,815)       (16,916)      (15,107)
  Deposits applied on real estate acquisitions                        16,761         15,107         5,200
  (Increase) decrease in investment in mortgage notes                (86,367)         1,171       (87,154)
  EWR Merger costs and related activities                           (114,654)             -             -
  Wellsford Merger costs and related activities                      (62,254)             -             -
  Other investing activities, net                                    (42,852)           (58)        4,349
                                                                 -----------    -----------    ----------
     Net cash (used for) investing activities                     (1,543,324)      (635,655)     (324,018)
                                                                 -----------    -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of Common Shares                                540,010        489,139             -
  Proceeds from sale of Preferred Shares                             491,250        115,000       278,000
  Proceeds from exercise of options                                    4,999          4,028         2,664
  Proceeds from sale of 2002 Notes, net of discount                        -              -       124,011
  Proceeds from sale of 2026 Notes                                         -        150,000             -
  Proceeds from sale of 2001Notes, net of discount                   149,684              -             -
  Proceeds from sale of 2003 Notes, net of discount                   49,916              -             -
  Proceeds from sale of 2017 Notes, net of discount                  148,703              -             -
  Principal repayment on the Floating Rate Notes                    (100,000)             -             -
  Redemption of Preference Units                                           -         (1,083)       (1,352)
  Payment of offering costs                                          (22,470)       (10,415)      (10,353)
  Distributions to Common Share and Preferred Share owners          (267,253)      (121,860)      (77,081)
  Distributions to Minority Interests                                (24,829)       (20,444)      (18,794)
  Principal receipts on employee notes                                   269             76           143
  Proceeds from restructuring of tax-exempt bond investments           9,350        112,209             -
  Proceeds from line of credit                                       442,500        250,000       317,000
  Repayments on line of credit                                      (207,500)      (342,000)     (387,000)
  Principal payments on mortgage notes payable                      (120,546)       (60,706)      (47,787)
  Deferred financing costs                                           (10,799)        (9,111)       (4,558)
  Increase in security deposits                                        7,819          3,735           948
  Other financing activities                                           7,110              -            33
                                                                 -----------    -----------    ----------
     Net cash provided by financing activities                     1,098,213        558,568       175,874
                                                                 -----------    -----------    ----------

Net (decrease) increase in cash and cash equivalents                (113,976)       133,843        (6,610)
Cash and cash equivalents, beginning of year                         147,271         13,428        20,038
                                                                 -----------    -----------    ----------

Cash and cash equivalents, end of year                           $    33,295    $   147,271    $   13,428
                                                                 ===========    ===========    ==========


                           See accompanying notes.

                     EQUITY RESIDENTIAL PROPERTIES TRUST
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (AMOUNTS IN THOUSANDS)

                                                                           Year Ended December 31,
                                                                -----------------------------------------
                                                                    1997            1996           1995
                                                                -----------------------------------------
Supplemental information:
  Cash paid during the period for interest                      $   109,100     $   76,968     $   75,759
                                                                ===========     ==========     ==========

  Mortgage loans assumed through Mergers                        $   333,966     $        -     $        -
                                                                ===========     ==========     ==========

  Mortgage loans assumed through acquisitions of real estate    $   597,245     $  142,237     $   23,554
                                                                ===========     ==========     ==========

  Unsecured notes assumed through Mergers                       $   383,954     $        -     $        -
                                                                ===========     ==========     ==========

  Real estate assumed through foreclosure                       $         -     $   10,854     $        -
                                                                ===========     ==========     ==========

  Net real estate contributed in exchange for OP units or
  Common Shares                                                 $   298,599     $      440     $   18,811
                                                                ===========     ==========     ==========

  Real estate conveyed in exchange for release of mortgage
  indebtedness                                                  $         -     $        -     $   20,500
                                                                ===========     ==========     ==========

  Liquidation value of Preferred Shares redesignated through
  Wellsford Merger                                              $   157,495     $        -     $        -
                                                                ===========     ==========     ==========

  Common Shares issued through Mergers                          $   945,312     $        -     $        -
                                                                ===========     ==========     ==========

  Net liabilities assumed through Mergers                       $    33,237     $        -     $        -
                                                                ===========     ==========     ==========


                           See accompanying notes.

                     EQUITY RESIDENTIAL PROPERTIES TRUST
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (AMOUNTS IN THOUSANDS)

                                                                 Year Ended December 31,
                                                      --------------------------------------------
                                                          1997             1996            1995
                                                      --------------------------------------------
PREFERRED SHARES

Balance, beginning of year                            $   393,000      $   278,000     $         -
   9 3/8% Series A Cumulative Redeemable                        -                -         153,000
   9 1/8% Series B Cumulative Redeemable                        -                -         125,000
   9 1/8% Series C Cumulative Redeemable                        -          115,000               -
   8.60% Series D Cumulative Redeemable                   175,000                -               -
   Series E Cumulative Convertible                         99,963                -               -
   9.65% Series F Cumulative Redeemable                    57,500                -               -
   7 1/4% Series G Convertible Cumulative                 316,250                -               -
                                                      -----------      -----------     -----------
Balance, end of year                                  $ 1,041,713      $   393,000     $   278,000
                                                      ===========      ===========     ===========

COMMON SHARES, $.01 PAR VALUE

Balance, beginning of year                            $       512      $       350     $       340
   Issuance through proceeds from offerings                   160              144               -
   Common Shares issued in connection with Mergers            211                -               -
   Conversion of OP Units into Common Shares                    6               16               9
   Issuance through exercise of options and
     restricted share grants                                    2                2               1
                                                      -----------      -----------     -----------
Balance, end of year                                  $       891      $       512     $       350
                                                      ===========      ===========     ===========

PAID IN CAPITAL

Balance, beginning of year                            $ 1,147,214      $   652,829     $   636,751
   Sale of Common Shares, net                             536,356          482,591               -
   Common Shares issued in connection with Mergers
        and acquisitions                                1,131,095                -               -
   Issuance of Common Shares through conversion of
      OP Units into Common Shares                          11,267           27,651          15,664
   Issuance of Common Shares for employee notes                 -                -           1,959
   Issuance of Common Shares through exercise of
     options and restricted share grants                    7,322            4,353           2,881
   Offering costs associated with Preferred Shares        (18,976)          (4,011)         (9,422)
   Adjustment for Minority Interests ownership
     in Operating Partnership                             (28,617)         (16,199)          4,996
                                                      -----------      -----------     -----------
Balance, end of year                                  $ 2,785,661      $ 1,147,214     $   652,829
                                                      ===========      ===========     ===========

EMPLOYEE NOTES

Balance, beginning of year                            $    (5,255)     $    (5,331)    $    (3,515)
   Notes received for issuance of Common Shares                 -                -          (1,959)
   Principal receipts                                         110               76             143
                                                      -----------      -----------     -----------
Balance, end of year                                  $    (5,145)     $    (5,255)    $    (5,331)
                                                      ===========      ===========     ===========

DISTRIBUTIONS IN EXCESS
 OF ACCUMULATED EARNINGS

Balance, beginning of year                            $   (76,641)     $   (41,331)    $   (23,640)
   Net income to Common Shares                            117,580           72,609          57,610
   Distributions on Common Shares                        (174,068)        (107,919)        (75,301)
                                                      -----------      -----------     -----------
Balance, end of year                                  $  (133,129)     $   (76,641)    $   (41,331)
                                                      ===========      ===========     ===========

                           See accompanying notes.

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      ORGANIZATION AND FORMATION OF THE COMPANY

        Equity Residential Properties Trust, formed in March 1993, ("EQR"), is a self-administered and self-managed equity real estate investment trust ("REIT"). As used herein, the term "Company" means EQR, and its subsidiaries, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger") and Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger"). The Company has elected to be taxed as a REIT under Section 856(c) of the Internal Revenue Code 1986, as amended (the "Code"). As a result, the Company generally will not be subject to Federal income tax to the extent it distributes 95% of its taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any year, its taxable income may be subject to income tax at regular corporate rates (including any applicable alternative minimum tax). Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and excise taxes on its undistributed income.

        EQR is the successor to the multifamily property business of Equity Properties Management Corp. ("EPMC"), an entity controlled by Mr. Samuel Zell, Chairman of the Board of Trustees of the Company, and a series of other entities which owned 69 of the multifamily properties contributed to the Company at the time of the Company's initial public offering (the "Initial Properties"). Forty- six of the Initial Properties (the "Zell Properties") were contributed or sold by entities substantially controlled by Mr. Zell and primarily owned by Mr. Zell and trusts for the benefit of Mr. Robert Lurie, a deceased partner of Mr. Zell. The remaining 23 of the Initial Properties (the "Starwood Properties") were acquired from entities controlled by Starwood Capital Partners, L.P. ("Starwood") and its affiliates ("Starwood Original Owners"). Prior to the completion of the Company's initial public offering (the "EQR IPO") of 13,225,000 common shares of beneficial interest, $.01 par value per share ("Common Shares"), EPMC provided multifamily residential management services (the "Management Business") to the Zell Properties.

        The Company is engaged in the acquisition, disposition, ownership, management and operation of multifamily properties. As of December 31, 1997, the Company controlled a portfolio of 463 multifamily properties (individually a "Property" and collectively the "Properties") containing 135,200 apartment units. The Company's interest in six of these Properties at the time of acquisition thereof consisted solely of ownership of debt collateralized by such Properties. The Company also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties and mortgage loans collateralized by five properties (collectively, the "Additional Properties"). The Properties and Additional Properties are located throughout the United States in the following 35 states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin.

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

        In exchange for contributing 33 of the Zell Properties and the Management Business and the Starwood Properties, the 33 existing entities (the "Zell Original Owners"), and entities controlled by Starwood and EPMC received a total of 8,433,238 partnership interests ("OP Units") (including an additional 93,639 OP Units issued in August 1994 and 1,835 OP Units issued in September 1995) in ERP Operating Limited Partnership (the "Operating Partnership"). The OP Units are exchangeable on a one-for-one basis into Common Shares. The other 13 Zell Properties were acquired from 13 existing partnerships (the "Zell Sellers") for $43.5 million in cash. The Management Business, the Zell Original Owners and the Zell Sellers are collectively the "EQR's Predecessor Business".

        The Company has formed a series of partnerships (the "Financing Partnerships") which beneficially own certain Properties encumbered by mortgage indebtedness. The Operating Partnership owns a 1% limited partner interest and a 98% general partner interest in each Financing Partnership. The remaining 1% general partner interest in each Financing Partnership is owned by various qualified REIT subsidiaries wholly owned by the Company (each a "QRS Corporation"). Rental income from the Properties that are beneficially owned by a Financing Partnership is used first to service the applicable mortgage debt and pay other operating expenses and any excess is then distributed 1% to the applicable QRS Corporation, as the general partner of such Financing Partnership, and 99% to the Operating Partnership, as the sole 1% limited partner and as the 98% general partner. The Company has also formed a series of limited liability companies (the "LLCs") which own certain Properties and one such LLC which has an investment in partnership interests and subordinated mortgages collateralized by 21 of the Additional Properties. The Operating Partnership is a 99% managing member of each LLC and a QRS Corporation is a 1% member of each LLC. In addition, the Company also owns a 1% general partner interest and a 81.1% limited partner interest in Evans Withycombe Residential, L. P. (the "EWR Operating Partnership") and the Operating Partnership owns a 16.1% limited partner interest and a 1% managing general partner interest in the EWR Operating Partnership.

        As of December 31, 1997, 451 Properties were managed by either Equity Residential Properties Management Limited Partnership, the successor to the Management Business contributed by EPMC contemporaneously with the EQR IPO or Equity Residential Properties Management Limited Partnership II (collectively, the "Management Partnerships"). The Management Partnerships collect a property management fee consistent with a reasonable arms- length charge for the performance of such services. The sole general partner of the Management Partnerships with a 1% interest is the Operating Partnership. The sole limited partners of the Management Partnerships are Equity Residential Properties Management Corp. ("Management Corp.") and Equity Residential Properties Management Corp. II ("Management Corp. II"), respectively, and each has a 99% interest in the respective partnership.

2.      BASIS OF PRESENTATION

        The Wellsford Merger and the EWR Merger (collectively, the "Mergers") were treated as purchases in accordance with Accounting Principles Board Opinion No. 16. The fair value of the

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

consideration given by the Company in the Mergers was used as the valuation basis for each of the combinations. The assets acquired and the liabilities assumed of Wellsford were recorded at their relative fair values as of May 30, 1997 (the "Wellsford Closing Date"). The assets acquired and the liabilities assumed of EWR were recorded at their relative fair values as of December 23, 1997 (the "EWR Closing Date"). The accompanying consolidated statements of operations and cash flows include the results of both Wellsford and EWR from their respective closing dates.

        Due to the Company's ability as general partner to control either through ownership or by contract the Operating Partnership, the Management Partnerships, the Financing Partnerships, the LLCs and the EWR Operating Partnership, each such entity has been consolidated with the Company for financial reporting purposes. In regard to Management Corp., Management Corp. II and Evans Withycombe Management, Inc., the Company does not have legal control; however, these entities are consolidated for financial reporting purposes, the effects of which are immaterial. Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year presentation.

3.      BUSINESS COMBINATIONS

        In connection with the Wellsford Merger each outstanding common share of beneficial interest of Wellsford was converted into .625 of a Common Share of the Company. In addition, Wellsford's Series A Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as the Company's 3,999,800 Series E Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series E Preferred Shares") and Wellsford's Series B Cumulative Redeemable Preferred Shares of Beneficial Interest were redesignated as the Company's 2,300,000 9.65% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series F Preferred Shares").

        On the Wellsford Closing Date, 72 Properties containing 19,004 units and other related assets were acquired for a total purchase price of approximately $1 billion. The purchase price consisted of 10.8 million Common Shares issued by the Company with a market value of $443.7 million, the liquidation value of $157.5 million for the Series E Preferred Shares and the Series F Preferred Shares, the assumption of mortgage indebtedness and unsecured notes in the amount of $345 million, the assumption of other liabilities of approximately $33.5 million and other merger related costs of approximately $23.4 million.

        On the EWR Closing Date, 53 Properties containing 15,331 units and three Properties under construction or expansion expected to contain 953 units and other related assets were acquired for a total purchase price of approximately $1.2 billion. In connection with the EWR Merger, as of the EWR Closing Date, each outstanding common share of beneficial interest of EWR was converted into .50 of a Common Share of the Company. The purchase price consisted of 10.3 million Common Shares issued by the Company with a total market value of approximately $501.6 million, the assumption of EWR's minority interest with a market value of approximately $107.3 million, the assumption of mortgage indebtedness and unsecured notes in the amount of $498 million, the assumption of other liabilities of approximately $28.2 million and other EWR Merger related costs

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

of approximately $16.7 million.

4. SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

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

        In September 1996, the Company completed the sale of 2,272,728 publicly registered Common Shares, which were sold at a net price of $33 per share. The Company received net proceeds of approximately $75 million in connection with this offering (the "September 1996 Common Share Offering").

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

        On September 27, 1996, the Company filed with the SEC a Form S-3 Registration Statement to register 1,182,835 Common Shares which may be issued by the Company to holders of 1,182,835 OP Units. The SEC declared this Registration effective on October 3, 1996.

        In December 1996, the Company completed offerings of 4,440,000 publicly registered Common Shares, which were sold to the public at a price of $41.25 per share (the "December 1996 Common Share Offerings"). The Company received net proceeds of approximately $177.4 million in connection therewith.

        In March 1997, the Company completed three separate public offerings relating to an aggregate of 1,921,000 publicly registered Common Shares, which were sold to the public at a price of $46 per share (the "March 1997 Common
Share Offerings").   The Company received net proceeds of approximately $88.3
million therefrom.

        On May 14, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register $500 million of equity securities (the "June 1997 Equity Shelf Registration"). The SEC declared this registration statement effective on June 5, 1997.

        In June 1997, the Company completed five separate public offerings comprising an aggregate of 8,992,023 publicly registered Common Shares, which were sold to the public at prices ranging from $44.06 to $45.88 per share (the "June 1997 Common Share Offerings"). The Company received net proceeds of approximately $398.9 million therefrom.

        On July 28, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register $750 million of equity securities (the "August 1997 Equity Shelf Registration"). The SEC declared this registration statement effective on August 4, 1997.

        In September 1997, the Company completed the sale of 498,000 publicly registered Common Shares, which were sold to the public at a price of $51.125 per share. The Company received net proceeds of approximately $24.2 million in connection with this offering (the "September 1997 Common Share Offering").

        In October 1997, in connection with the acquisition of a portfolio of Properties, the Company issued 3,315,500 publicly registered Common Shares, which were issued at a price of $45.25 per share with a value of approximately $150 million (the "October 1997 Common Share Offering").

        On December 11, 1997, in connection with the acquisition of one Property, the Company issued 736,296 publicly registered Common Shares, which were issued at a price of $48.85 per share with a value of approximately $36 million. On December 23, 1997, the Company completed an offering of 467,722 publicly registered Common Shares, which were sold to the public at a price of $51.3125 per share and received net proceeds of approximately $22.8 million in connection therewith. The sale of the 1,204,018 Common Shares mentioned above is collectively, the "December 1997 Common Share Offerings".

        The following table presents the changes in the Company's issued and outstanding

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

Common Shares for the years ended December 31, 1997, 1996 and 1995 (excluding OP Units of 9,592,590, 7,858,228 and 8,208,882 outstanding at December 31, 1997, 1996 and 1995, respectively):

                                                    1997        1996        1995
                                                    ----        ----        ----
Common Shares outstanding at January 1,          51,154,836  35,011,715  33,963,655

Common Shares issued through March 1997
     Common Share Offerings                       1,921,000          --          --
Common Shares issued through June 1997
     Common Share Offerings                       8,992,023          --          --
Common Shares issued through September 1997
     Common Share Offering                          498,000          --          --
Common Shares issued through October 1997
     Common Share Offering                        3,315,500          --          --
Common Shares issued through December 1997
     Common Share Offerings                       1,204,018          --          --
Common Shares issued through conversion of
     Wellsford common shares                     10,823,016          --          --
Common Shares issued through conversion of
     EWR common shares                           10,288,583          --          --
Common Shares issued through conversion of
    Series E Preferred Shares                           723          --          --
Common Shares issued through January 1996
    Common Share Offering                                --   1,725,000          --
Common Shares issued through February 1996
    Common Share Offering                                --   2,300,000          --
Common Shares issued through May 1996
    Common Share Offerings                               --   3,637,687          --
Common Shares issued through September 1996
    Common Share Offering                                --   2,272,728          --
Common Shares issued through December 1996
    Common Share Offerings                               --   4,440,000          --
Common Shares issued through Employee Share
    Purchase Plan                                    84,183      39,458          --
Common Shares issued for employee notes                  --          --      75,000
Common Shares issued through exercise
    of options                                      180,138     150,840     100,966
Common Shares issued through restricted
    share grants                                     28,246      21,879          --
Common Shares issued through
     Conversion of OP units                         582,185   1,545,866     865,174
Common Shares issued for profit-sharing
     Contribution                                    13,140      10,001       7,997
Common Shares held in treasury                         (326)       (338)     (1,077)
                                                 ----------  ----------  ----------
Common Shares outstanding at December 31,        89,085,265  51,154,836  35,011,715
                                                 ==========  ==========  ==========

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

        The declaration of trust of the Company provides that the Company may issue up to 100,000,000 Preferred Shares with specific rights, preferences and other attributes as the Board of Trustees may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company's Common Shares. Under certain circumstances, the issuance of Preferred Shares may require shareholder approval pursuant to the rules and the regulations of the New York Stock Exchange.

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

        In November 1995, the Company sold 5,000,000 depositary shares (the "Series B Depositary Shares") pursuant to the Preferred Shelf Registration and the Second Shelf Registration. Each Series B Depositary Share represents a 1/10 fractional interest in a 9 1/8% Series B Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series B Preferred Shares"). The liquidation preference of each of the Series B Preferred Shares is $250.00 (equivalent to $25 per Series B Depositary Share). The Company raised gross proceeds of $125 million from this offering (the "Series B Preferred Share Offering"). The net proceeds of approximately $121 million from the Series B Preferred Share Offering were contributed by the Company to the Operating Partnership in exchange for 500,000 of the Operating Partnership's 9 1/8% Series B cumulative redeemable preference units. The Series B Preferred Shares are cumulative from the date of original issue and are payable quarterly on or about the fifteenth day of January, April, July and October of each year, commencing on January 15, 1996, at the annual rate of 91/8% of the liquidation preference of $25 per Depositary Share. The Series B Preferred Shares are not redeemable prior to October 15, 2005. On and after October 15, 2005, the Series B Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $250 per share (equivalent to $25 per Series B Depositary Share), plus accrued and unpaid distributions, if any, thereon.

        In September 1996 the Company sold 4,600,000 depositary shares (the "Series C Depositary Shares") pursuant to the Second Shelf Registration. Each Series C Depositary Share

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

represents a 1/10 fractional interest in a 9 1/8% Series C Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series C Preferred Shares"). The liquidation preference of each of the Series C Preferred Shares is $250.00 (equivalent to $25 per Series C Depositary Share). The Company raised gross proceeds of $115 million from this offering (the "Series C Preferred Share Offering"). The Company contributed the net proceeds of approximately $111.4 million from the Series C Preferred Share Offering to the Operating Partnership in exchange for 460,000 of the Operating Partnership's 9 1/8% Series C cumulative redeemable preference units. The Series C Preferred Shares are cumulative from the date of original issue and are payable quarterly on or about the fifteenth day of January, April, July and October of each year, commencing on October 15, 1996, at the annual rate of 9 1/8% of the liquidation preference of $25 per Series C Depositary Share. The Series C Preferred Shares are not redeemable prior to September 9, 2006. On and after September 9, 2006, the Series C Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $250 per share (equivalent to $25 per Series C Depositary Share), plus accrued and unpaid distributions, if any, thereon.

        In May 1997, the Company sold 7,000,000 depositary shares (the "Series D Depositary Shares") pursuant to the June 1997 Equity Shelf Registration. Each Series D Depositary Share represents a 1/10 fractional interest in a 8.60% Series D Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series D Preferred Shares"). The liquidation preference of each of the Series D Preferred shares is $250.00 (equivalent to $25 per Series D Depositary Share). The Company received net proceeds of approximately $169.5 million from this offering (the "Series D Preferred Share Offering"). The Company contributed the net proceeds of approximately $169.5 million from the Series D Preferred Share Offering to the Operating Partnership in exchange for 700,000 of the Operating Partnership's 8.60% Series D cumulative redeemable preference units.

        The Series E Preferred Shares are cumulative from the date of original issue and are payable quarterly on January 1, April 1, July 1 and October 1 in an amount equal to $1.75 per share per annum. Each Series E Preferred Share is convertible at the option of the holder thereof at any time into Common Shares at a conversion price of $44.93 per Common Share (equivalent to a conversion rate of approximately .5564 Common Share for each Series E Preferred Share). The Series E Preferred Shares are not redeemable prior to November 1, 1998. On and after November 1, 1998, the Series E Preferred Shares may be redeemed at the option of the Company, in whole or in part, initially at $25.875 per share and thereafter at prices declining to $25.00 per share on and after November 1, 2003, plus accrued and unpaid distributions, if any, thereon. In October 1997, 1,300 of the Series E Preferred Shares were converted into 723 Common Shares of the Company.

        The Series F Preferred Shares are cumulative from the date of original issue and are payable quarterly on or about the fifteenth day of January, April, July and October of each year at the rate of 9.65% of the liquidation preference of $25 per share. The Series F Preferred Shares are not redeemable prior to August 24, 2000. On or after August 24, 2000, the Series F Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

of $25.00 per share, plus accrued and unpaid distributions, if any, thereon.

        In September 1997, the Company sold 11,000,000 depositary shares (the "Series G Depositary Shares") pursuant to the August 1997 Equity Shelf Registration. Each Series G Depositary Share represents a 1/10 fractional interest in a 7 1/4% Series G Convertible Cumulative Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series G Preferred Shares"). Series G Depositary Shares representing Series G Preferred Shares are convertible at the option of the holder thereof at any time into Common Shares at a conversion price of $58.58 per Common Share (equivalent to a conversion rate of approximately .4268 Common Shares for each Series G Depositary Share). The liquidation preference of each of the Series G Preferred Shares is $250.00 per share (equivalent to $25 per Series G Depositary Share). The Company received net proceeds of approximately $264 million from this offering (the "Series G Preferred Share Offering"). In addition, in October 1997, the Company sold 1,650,000 additional Series G Depositary Shares pursuant to an over-allotment option granted to the underwriters and received net proceeds of approximately $39.6 million therefrom. The Company contributed the net proceeds of approximately $303.6 million from the Series G Preferred Share Offering to the Operating Partnership in exchange for 1,265,000 of the Operating Partnership's 7 1/4% Series G convertible cumulative preference units.

        Net proceeds from the Company's Common Share offerings are contributed by the Company to the Operating Partnership in return for an increased ownership percentage and are treated as capital transactions in the Company's Consolidated Financial Statements. As a result, the net offering proceeds are allocated between shareholders' equity and the equity position of the limited partners of the Operating Partnership (collectively, the "Minority Interests") (to the extent represented by OP Units), to account for the change in their respective percentage ownership of the underlying equity of the Operating Partnership.

        Assuming conversion of all OP Units, total Common Shares outstanding at December 31, 1997 would have been 98,677,855. As of December 31, 1997, the Minority Interests held 9,592,590 OP Units, which represented a 9.72% interest in the Operating Partnership.

        The Company paid a $0.625, $0.625, $0.625 and $0.67 per Common Share distribution on April 11, July 11, October 10 and December 30, 1997, respectively, for the quarters ended March 31, June 30, September 30 and December 31, 1997, to Common Share holders of record on March 28, June 27, September 26 and December 15, 1997, respectively.

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

        The following table summarizes the distributions paid to Preferred Share and Depositary Share holders related to the year ended December 31, 1997:

                                                       For the
                                                  Quarter or Period
                     Dividend Amount   Date Paid        ended          Record Date
                     ---------------   ---------  -----------------    -----------
Series A Preferred
      Share holders    $0.585938        04/15/97      03/31/97           03/28/97
                        0.585937        07/15/97      06/30/97           06/27/97
                        0.585938        10/15/97      09/30/97           09/26/97
                        0.585937        01/15/98      12/31/97           12/30/97
Series B Depositary
      Share holders    $0.570313        04/15/97      03/31/97           03/28/97
                        0.570312        07/15/97      06/30/97           06/27/97
                        0.570313        10/15/97      09/30/97           09/26/97
                        0.570312        01/15/98      12/31/97           12/30/97
Series C Depositary
      Share holders    $0.570313        04/15/97      03/31/97           03/28/97
                        0.570312        07/15/97      06/30/97           06/27/97
                        0.570313        10/15/97      09/30/97           09/26/97
                        0.570312        01/15/98      12/31/97           12/30/97
Series D Depositary
      Share holders (A) $0.334400       07/15/97      06/30/97           06/27/97
                         0.537500       10/15/97      09/30/97           09/26/97
                         0.537500       01/15/98      12/31/97           12/30/97
Series E Preferred
      Share holders     $0.437500       07/01/97      06/30/97           06/16/97
                         0.437500       10/01/97      09/30/97           09/15/97
                         0.437500       01/02/98      12/31/97           12/15/97
Series F Preferred
      Share holders     $0.603125       07/15/97      06/30/97           06/27/97
                         0.603125       10/15/97      09/30/97           09/26/97
                         0.603125       01/15/98      12/31/97           12/30/97
Series G Depositary
      Share holders (B) $0.110800       10/15/97      09/30/97           10/01/97
                         0.453125       01/15/98      12/31/97           12/30/97

(A) Partial distribution of $0.3344 covers the period May 21 through July 15, 1997.
(B) Partial distribution of $0.1108 covers the period September 24 through October 15, 1997.

5.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a)  Real estate assets and depreciation

        Real Estate is recorded at cost less accumulated depreciation less an adjustment, if any, for impairment. Real estate intended to be held and operated by the Company over their remaining useful life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the particular real estate may not be recoverable. If these events or changes in circumstances are present, the Company estimates the sum of the expected future cash flows

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

(undiscounted) to result from the operations and eventual disposition of the particular real estate, and if less than the carrying amount of the real estate, the Company will recognize an impairment loss. Upon recognition of any impairment loss the Company measures that loss based on the amount by which the carrying amount of the real estate exceeds the estimated fair value of the real estate.

        For rental properties to be disposed of, an impairment loss is recognized when the fair value of the real estate, less the estimated cost to sell, is less than the carrying amount of the real estate measured at the time the Company has a commitment to sell the property and/or is actively marketing the property for sale. Real estate to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Depreciation is not recorded during the period in which assets are held for disposal.

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

        The Company classifies developments and lease-up properties as construction-in-progress until construction on the apartment community has been completed and the apartment community has reached stabilized occupancy. The Company generally considers a property stabilized when it first reaches 93% physical occupancy. The Company also classifies land relating to construction- in-progress as land on its balance sheet. Land associated with construction-in-progress was $8.3 million as of December 31, 1997.

    (b)  Cash and Cash Equivalents

        The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant, as the Company does not anticipate their non-performance.

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

    (c)  Deferred Financing Costs

        Deferred financing costs include fees and costs incurred to obtain the Company's lines of credit, long-term financing and costs for certain interest rate protection agreements. These costs are amortized over the terms of the related debt. Unamortized financing costs are written-off when debt is retired before the maturity date. As of December 31, 1997 and 1996, the accumulated amortization of such deferred financing costs was $4.2 million and $3.8 million, respectively.

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

    (e)  Fair Value of Financial Instruments

        The fair values of the Company's financial instruments, including cash and cash equivalents, and mortgage notes payable, other notes payable, lines of credit and other financial instruments, approximate their carrying or contract values. With respect to the Company's investment in mortgage notes, the fair value as of December 31, 1997 was estimated to be approximately $184.8 million compared to the Company's carrying value of $176.1 million. The estimated fair value of the Company's investment in mortgage notes represents the estimated net present value based on the expected future property level cash flows and an estimated current market discount rate.

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

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

    (h)  Income Taxes

        Due to the structure of the Company as a REIT and the nature of the operations of the Properties and Management Business, the results of operations contain no provision for Federal income taxes. However, the Company is subject to certain state and local income, excise or franchise taxes. The Company paid no Federal income taxes during the year ended December 31, 1997. The aggregate cost of land and depreciable property for Federal income tax purposes as of December 31, 1997 was approximately $6.2 billion.

    (i)  Income per Common Share

        In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All net income per weighted average Common Share and net income per weighted average Common Share - assuming dilution amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The conversion of an OP Unit to a Common Share will have no effect on income per Common Share, either on a basic or diluted basis, since the allocation of earnings to an OP Unit is equivalent to a Common Share. The effect of a conversion of an OP Unit to a Common Share has been excluded from the basic earnings per share calculation due to certain restrictions.

    (j)  Minority Interests

        Net income is allocated to the Minority Interests based on their respective ownership percentage of the Operating Partnership. Ownership percentage is represented by dividing the number of OP Units held by the Minority Interests by the total OP Units held by Minority Interests and the Company. Issuance of additional Common Shares or OP Units changes the ownership interests of both the Minority Interests and the Company. Such transactions and the proceeds therefrom are treated as capital transactions and result in an allocation between shareholders' equity and Minority Interests to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

    (k)  Use of Estimates

        In preparation of the Company's financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

6.  REAL ESTATE

        The following summarizes the carrying amounts for the real estate as of December 31, 1997 and 1996:

                                                 1997                1996
                                                 ----                ----
                                                  (Amounts in thousands)
        Land                                  $  791,980         $  284,879
        Buildings and Improvements             6,060,779          2,566,568
        Furniture, Fixtures and Equipment        232,636            132,063
        Construction in Progress                  36,040                  -
                                              -----------        -----------

        Real Estate                            7,121,435          2,983,510
        Accumulated Depreciation                (444,762)          (301,512)
                                              -----------        -----------

        Real Estate, net                      $6,676,673         $2,681,998
                                              ===========        ===========

        In addition to the Mergers, during the year ended December 31, 1997, the Company acquired the 124 Properties listed below. Each Property was purchased from an unaffiliated third party, except for 12 of the Properties, which were purchased from affiliates of the Company, Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership ("Zell/Merrill I") and subsidiaries of Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership II ("Zell/Merrill II"). The total purchase price for the Properties acquired from Zell/Merrill I and Zell/Merrill II was approximately $162.2 million. In connection with certain of the acquisitions listed below, the Company assumed mortgage indebtedness of approximately $597.2 million and issued OP Units and Common Shares having a value of approximately $191.3 million. The cash portion of these transactions was funded primarily from proceeds raised from the March 1997 Common Share Offerings, the Series D Preferred Share Offering, the June 1997 Common Share Offerings, the September 1997 Common Share Offering, the Series G Preferred Share Offering, the October Common Share Offering, and the December Common Share Offerings as well as from proceeds raised from the issuances of debt securities as discussed in Note 13.

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

                                                                                            Total
                                                                                         Acquisition
Date                                                                           Number      Cost (in
Acquired    Property                                    Location              of Units    thousands)
--------    --------                                    --------              --------    ----------
01/02/97    Town Center                                 Kingwood, TX             258     $   12,874
01/21/97    Harborview                                  San Pedro, CA            160         19,109
01/31/97    The Cardinal                                Greensboro, NC           256         13,180
02/12/97    Trails at Dominion                          Houston, TX              843         38,525
02/25/97    Dartmouth Woods                             Lakewood, CO             201         12,489
02/28/97    Rincon                                      Houston, TX              288         21,157
02/28/97    Waterford at the Lakes                      Kent, WA                 344         19,443
03/17/97    Junipers at Yarmouth                        Yarmouth, ME             225          9,326
03/20/97    Lincoln Harbor                              Ft. Lauderdale, FL       324         22,325
03/24/97    Sedona Ridge                                Phoenix, AZ              250         15,262
03/28/97    Club at the Green                           Beaverton, OR            254         14,906
03/28/97    Boulder Creek (formerly Knight's Castle)    Wilsonville, OR          296         15,239
04/04/97    Country Gables                              Beaverton, OR            288         16,030
04/04/97    Watermark Square                            Portland, OR             390         15,984
04/04/97    Indigo Springs                              Kent, WA                 278         12,903
04/29/97    Summit Chase                                Coral Springs, FL        140          5,613
05/13/97    Willow Brook                                Durham, NC               176          8,553
05/15/97    The Willows                                 Knoxville, TN            250         11,064
05/21/97    Cascade at Landmark                         Alexandria, VA           277         23,322
05/21/97    Sabal Palm Club                             Pompano Beach, FL        416         23,913
05/21/97    Tamarlane                                   Portland, ME             115          5,861
05/22/97    Spinnaker Cove                              Hermitage, TN            278         14,700
05/29/97    Banyan Lake                                 Boynton Beach, FL        288         14,031
05/30/97    Wyndridge III                               Memphis, TN              284         15,204
06/06/97    Wyndridge II                                Memphis, TN              284         15,285
06/13/97    Windemere                                   Mesa, AZ                 224          9,641
06/13/97    Preston Bend                                Dallas, TX               255         11,062
06/13/97    Highline Oaks                               Denver, CO               220         10,782
06/17/97    Hunter's Ridge/South Pointe                 St. Louis, MO            390         19,603
06/19/97    Club at Tanasbourne                         Hillsboro, OR            352         20,098
06/26/97    Wood Creek                                  Pleasant Hill, CA        256         32,816
07/02/97    Ridgemont/Mountain Brook                    Chattanooga, TN          506         15,105
07/11/97    Foxchase                                    Grand Prairie, TX        260          8,528
07/18/97    La Mirage                                   San Diego, CA          1,070        128,988
07/31/97    Bay Ridge                                   San Pedro, CA             60          4,581
08/07/97    Boynton Place                               Boynton Beach, FL        192          9,425
08/07/97    Gates of Redmond I                          Redmond, WA              180         14,445
08/12/97    Cambridge Village                           Lewisville, TX           200          9,614
08/12/97    Crosswinds                                  St. Petersburg, FL       208          7,351
08/15/97    Gates of Redmond II                         Redmond, WA              100          8,025
08/27/97    Paces Station/Paces on the Green            Atlanta, GA              610         37,432

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

                                                                                            Total
                                                                                         Acquisition
Date                                                                           Number      Cost (in
Acquired    Property                                    Location              of Units    thousands)
--------    --------                                    --------              --------    ----------
09/05/97    North Hill                                  Atlanta, GA              420         21,093
09/05/97    Casa Camino Ruiz (formerly Pardee Casas)    San Diego, CA            196         13,345
09/29/97    The Classic                                 Stamford, CT             144         22,776
09/30/97    Cambridge at Hickory Hollow                 Nashville, TN            360         21,155
10/02/97    Brookfield                                  Salt Lake City, UT       128          6,833
10/09/97    Atrium                                      Durham, NC               208         11,233
10/09/97    Burwick Farms                               Howell, MI               264         11,026
10/09/97    Carolina Crossing                           Greenville, SC           156          5,481
10/09/97    Chimneys                                    Charlotte, NC            214          9,051
10/09/97    Clarion                                     Decatur, GA              217         15,026
10/09/97    Concorde Bridge                             Overland Park, KS        248         19,737
10/09/97    Creekwood                                   Charlotte, NC            384         18,599
10/09/97    Eastland on the Lake                        Columbus, OH             376          8,183
10/09/97    Garden Lake                                 Riverdale, GA            278         14,645
10/09/97    Glen Eagle                                  Greenville, SC           192          8,340
10/09/97    Grey Eagle                                  Greenville, SC           156          7,255
10/09/97    Hickory Ridge                               Greenville, SC            90          2,858
10/09/97    Hidden Oaks                                 Cary, NC                 216         11,770
10/09/97    Highland Grove                              Stone Mt., GA            268         16,662
10/09/97    Mariners Wharf                              Orange Park, FL          272         18,594
10/09/97    Northlake                                   Jacksonville, FL         240         11,660
10/09/97    Silver Springs                              Jacksonville, FL         432         18,310
10/09/97    Tamarind at Stoneridge                      Columbia, SC             240         10,545
10/09/97    Tivoli Lakes Club                           Deerfield Beach, FL      278         18,051
10/09/97    Village of Sycamore Ridge                   Memphis, TN              114          6,228
10/09/97    Woodland Meadows                            Ann Arbor, MI            306         20,045
10/17/97    Deerwood                                    Corona, CA               316         25,073
10/21/97    Autumn Creek                                Cordova, TN              210         11,024
10/21/97    Blue Swan                                   San Antonio, TX          285          9,018
10/21/97    Brookridge                                  Centreville, VA          252         18,541
10/21/97    Chantecleer Lakes                           Naperville, IL           304         23,038
10/21/97    Crescent at Cherry Creek                    Denver, CO               216         17,721
10/21/97    Governor's Pointe                           Roswell, GA              468         28,258
10/21/97    Hidden Palms                                Tampa, FL                256          8,427
10/21/97    Idlewood                                    Indianapolis, IN         320         14,043
10/21/97    Jefferson at Walnut Creek                   Austin, TX               342         17,343
10/21/97    Kirby Place                                 Houston, TX              362         29,533
10/21/97    Larkspur Woods                              Sacramento, CA           232         20,335
10/21/97    Northwoods Village                          Cary, NC                 228         12,830
10/21/97    Orchard of Landen                           Maineville, OH           312         20,236
10/21/97    Preakness                                   Antioch, TN              260          9,237

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

                                                                                            Total
                                                                                         Acquisition
Date                                                                           Number      Cost (in
Acquired    Property                                    Location              of Units    thousands)
--------    --------                                    --------              --------    ----------
10/21/97    Riverside Park                              Tulsa, OK                288         13,828
10/21/97    Sycamore Creek                              Scottsdale, AZ           350         22,232
10/21/97    Trinity Lakes                               Cordova, TN              330         16,944
11/21/97    Parkridge Place                             Irving, TX               536         23,503
11/21/97    Villa Serenas                               Tucson, AZ               611         16,843
12/05/97    Hollyview                                   Silver Spring, MD         42          1,684
12/11/97    Cierra Crest                                Denver, CO               480         39,632
12/11/97    Arbor Glen                                  Ypsilanti, MI            220         10,922
12/11/97    Breckenridge                                Lexington, KY            382         16,458
12/11/97    Ethans Ridge I                              Kansas City, MO          316         19,459
12/11/97    Ethans Ridge II                             Kansas City, MO          242         14,655
12/11/97    Ethans Glen III                             Kansas City, MO           48          2,441
12/11/97    Farmington Gates                            Germantown, TN           182          9,697
12/11/97    Fountain Place I                            Eden Prairie, MN         332         23,999
12/11/97    Fountain Place II                           Eden Prairie, MN         158         12,265
12/11/97    Geary Court Yard                            San Francisco, CA        164         17,194
12/11/97    James Street Crossing                       Kent, WA                 300         20,786
12/11/97    Ocean Walk                                  Key West, FL             296         28,353
12/11/97    Regency Woods                               West Des Moines, IA      200          7,451
12/11/97    Ridgeway Commons                            Memphis, TN              127          5,684
12/11/97    River Oak                                   Louisville, KY           268         12,539
12/11/97    Royal Oak                                   Eagan, MN                231         15,982
12/11/97    The Cedars                                  Charlotte, NC            360         20,253
12/11/97    Trailway Pond I                             Burnsville, MN            75          4,768
12/11/97    Trailway Pond II                            Burnsville, MN           165         11,047
12/11/97    Valley Creek I                              Woodbury, MN             225         16,226
12/11/97    Valley Creek II                             Woodbury, MN             177         12,295
12/11/97    Westwood Pines                              Tamarac, FL              208         15,261
12/11/97    White Bear Woods                            White Bear Lake, MN      225         16,213
12/11/97    Wood Crest Villa                            Westland, MI             458          9,260
12/11/97    Wood Lane Place                             Woodbury, MN             216         20,033
12/17/97    Crystal Village                             Attleboro, MA             91          6,349
12/17/97    Mill Village                                Randolph, MA             310         19,584
12/18/97    Ridgewood Village                           San Diego, CA            192         19,779
12/18/97    Meadows in the Park                         Birmingham, AL           200          9,525
12/18/97    Meadows on the Lake                         Birmingham, AL           200          9,521
12/18/97    Vinings at Ashley Lake                      Boynton Beach, FL        440         26,860
12/23/97    Chartwell Court                             Houston, TX              243         14,036
12/30/97    Glenlake Club                               Glendale Heights, IL     336         21,708
12/31/97    Arboretum                                   Atlanta, GA              312         20,607
                                                                              ------     ----------
                                                                              33,542     $1,982,828
                                                                              ======     ==========

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

7.  INVESTMENT IN LIMITED PARTNERSHIPS - DEVELOPMENT PROPERTIES

        In December 1997, the Company entered into a joint venture agreement with a multifamily residential real estate developer whereby the Company will make investments in a limited partnership to fund a portion of the total project development cost of new multifamily developments in certain of the Company's target markets (the "Joint Venture Agreement"). As of December 31, 1997, the Company has funded approximately $6.9 million in connection with this agreement. The amounts invested are included in other assets on the balance sheet.

8.  REAL ESTATE DISPOSITIONS

        During 1997, the Company disposed of the properties listed below. Each property was sold to an unaffiliated third party.

                                                                           Disposition
                                                                Number      Price (in
Date Disposed     Property                Location             of Units     thousands)
-------------     --------                --------             --------     ----------
  03/28/97        Plantation              Monroe, LA              200        $  4,800
  08/25/97        Paradise Pointe Land    Hollywood, FL           N/A             712
  11/19/97        Quail Run               Oklahoma City, OK       208           5,000
  11/19/97        Stonebrook              Oklahoma City, OK       360           8,850
  12/11/97        Cambridge               Tacoma, WA               96           3,665
  12/11/97        Crown Pointe            Tacoma, WA               76           2,542
  12/11/97        Windemere               Tacoma, WA               36           1,342
  12/11/97        Diplomat South          Beech Grove, IN         272           7,000
  12/18/97        Village of Hampshire
                    Heights (Partial)     Toledo, OH               88           2,600
                                                                -----        --------
                                                                1,336        $ 36,511
                                                                =====        ========

        The Company recognized a total gain of approximately $13.8 million on the disposition of these seven Properties, the portion of one Property and the vacant land parcel.

        During the year ended December 31, 1995, the Company recorded a $1 million loss, which represented the estimated impairment in connection with the potential sale of University Park, located in Toledo, Ohio. This Property had a net carrying amount as of December 31, 1995 of approximately $1.1 million after the impairment loss. The impairment loss on real estate to be disposed of is included in gain on disposition of properties on the statement of operations for the year ended December 31, 1995.


9.  CALCULATION OF NET INCOME PER WEIGHTED AVERAGE COMMON SHARE

        The following tables sets forth the computation of net income per weighted average Common Share outstanding and net income per weighted average Common Share outstanding - assuming dilution.

                                                                       YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------
                                                                1997            1996            1995
                                                          ----------------  -------------  --------------
                                                          (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
NUMERATOR:

Income before gain on disposition of properties,
  extraordinary items, allocation of income to
  Minority Interests and preferred distributions              $ 176,014       $  97,033       $  59,738

Allocation of income to Minority Interests                      (13,260)        (14,299)        (15,636)

Distributions to preferred shareholders                         (59,012)        (29,015)        (10,109)
                                                              ----------      ----------      ----------

Income before gain on disposition of properties and
  extraordinary items                                           103,742          53,719          33,993

Gain on disposition of properties                                13,838          22,402          21,617

Extraordinary items                                                   0          (3,512)          2,000
                                                              ----------      ----------      ----------

Numerator for net income per weighted average
  Common Share outstanding                                      117,580          72,609          57,610

Effect of dilutive securities:
  Allocation of income to Minority Interests                     13,260          14,299          15,636
                                                              ----------      ----------      ----------

Numerator for net income per weighted average
  Common Share outstanding - assuming dilution                $ 130,840       $  86,908       $  73,246
                                                              ==========      ==========      ==========

DENOMINATOR:

Denominator for net income per weighted
  average Common Share outstanding                               65,729          42,586          34,358

Effect of dilutive securities:
  Contingent incremental employee share options                   1,099             412             116
  OP Units                                                        7,453           8,104           9,509
                                                              ----------      ----------      ----------

Denominator for net income per weighted average
  Common Share outstanding - assuming dilution                   74,281          51,102          43,983
                                                              ==========      ==========      ==========

Net income per weighted average Common
  Share outstanding                                           $    1.79       $    1.70       $    1.68
                                                              ==========      ==========      ==========

Net income per weighted average Common
  Share outstanding - assuming dilution                       $    1.76       $    1.69       $    1.67
                                                              ==========      ==========      ==========

                                                                       YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------
                                                                1997            1996            1995
                                                          ----------------  -------------  --------------
NET INCOME PER WEIGHTED AVERAGE COMMON SHARE
  OUTSTANDING:

Income before gain on disposition of properties and
  extraordinary items per weighted average Common Share
  outstanding                                                 $    1.58       $    1.26       $    0.99
Gain on disposition of properties                                  0.21            0.52            0.63
Extraordinary items                                                   0           (0.08)           0.06
                                                              ----------      ----------      ----------

Net income per weighted average Common
  Share outstanding                                           $    1.79       $    1.70       $    1.68
                                                              ==========      ==========      ==========

NET INCOME PER WEIGHTED AVERAGE COMMON SHARE
  OUTSTANDING - ASSUMING DILUTION:

Income before gain on disposition of properties and
  extraordinary items per weighted average Common Share
  outstanding - assuming dilution                             $    1.55       $    1.25       $    0.98
Gain on disposition of properties                                  0.21            0.52            0.63
Extraordinary items                                                   0           (0.08)           0.06
                                                              ----------      ----------      ----------

Net income per weighted average Common
  Share outstanding - assuming dilution                       $    1.76       $    1.69       $    1.67
                                                              ==========      ==========      ==========



For additional disclosures regarding the employee share options, see Note 18.

Convertible Preferred Shares that could be converted into 2,763,898 shares of common shares were outstanding at December 31, 1997 but were not included in the computation of diluted earnings per share because it would be anti-dilutive.

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

10.  INVESTMENT IN MORTGAGE NOTES, NET

        In 1995, the Company made an $89 million investment in partnership interests and subordinated mortgages collateralized by 21 of the Additional Properties. These 21 Additional Properties consist of 3,896 units, located in California, Colorado, New Mexico and Oklahoma. This included an $87.1 million investment in second and third mortgages (net of an original discount of approximately $12.7 million to their face value), $1.6 million represents a one time payment for an interest rate protection agreement and $0.3 million represents an investment for primarily a 49.5% limited partnership interest in the title-holding entities. As the Company does not control the general partners of the title-holding entities and substantially all of the Company's investment is in second and third mortgages (which are subordinate to first mortgages owned by third party unaffiliated entities), the $87.1 million investment is accounted for as an investment in mortgage notes. The $1.6 million payment made for the interest rate protection agreement is included in deferred financing costs and is being amortized over the term of the related debt. The investment in limited partnership interests is accounted for under the equity method and is included in other assets on the balance sheet.

        As of December 31, 1997 the second mortgage notes had a combined principal balance of approximately $25.5 million, accrue interest at a rate of 9.45% per annum, receive principal amortization from excess cash flow and have a stated maturity date of December 31, 2019. The third mortgage notes had a combined principal balance of approximately $71.1 million, accrue interest at a rate of 6.15% per annum, plus up to an additional 3% per annum to the extent of available cash flow. Contingent interest on the third mortgage notes is recognized to the extent it is determined to be received. The third mortgage notes have a stated maturity of December 31, 2024. Receipt of principal and interest on the second and third mortgage notes is subordinated to the receipt of all interest on the first mortgage notes. With respect to the discount on these notes, the unamortized balance at December 31, 1997 was $9 million. During 1997 and 1996, the Company amortized $3.1 million and $0.6 million, respectively, which is included in interest income- investment in mortgage notes in the consolidated statement of operations. This discount is being amortized utilizing the effective yield method.

        On April 28, 1997, the Company made an $88 million investment in six mortgage loans collateralized by five multifamily properties. These five multifamily properties are included in the Additional Properties. As of December 31, 1997, these six mortgage loans had a combined principal balance of approximately $88 million and accrue interest at a rate of 8.25%. These six mortgage loans are scheduled to mature on January 1, 2006.

11.  MORTGAGE NOTES PAYABLE

        As of December 31, 1997, the Company had outstanding mortgage indebtedness of approximately $1.6 billion encumbering 152 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $145.1 million) was approximately $2.6 billion. The mortgage notes payables are generally due in monthly installments of interest only. In connection

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

with the Properties acquired during the year ended December 31, 1997, including the effects of the Mergers, the Company assumed the outstanding mortgage balances on 90 Properties in the aggregate amount of $931 million, which includes a premium of approximately $3.9 million recorded in connection with the EWR Merger.

        Concurrent with the refinancing of certain tax-exempt bonds and as a requirement of the credit provider of the bonds, the Financing Partnership, which owns certain of the Properties, entered into interest rate protection agreements, which were assigned to the credit provider as additional security. The Financing Partnership pays interest based on a fixed interest rate and the counterparty of the agreement pays interest to the Company at a floating rate that is calculated based on the Public Securities Association Index for municipal bonds ("PSA Municipal Index"). As of December 31, 1997 and 1996, the aggregate notional amounts of these agreements were approximately $174.3 million and $166.8 million, respectively. The fixed interest rates for these agreements were 4.81%, 4.528% and 4.90%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004. The Company simultaneously entered into substantially identical reverse interest rate protection agreements. Under these agreements the Company pays interest monthly at a floating rate based on the PSA Municipal Index and the counterparty pays interest to the Company based on a fixed interest rate. As of December 31, 1997 and 1996, the aggregate notional amount of these agreements was approximately $174.3 million and $166.8 million, respectively. The fixed interest rates received by the Company in exchange for paying interest based on the PSA Municipal Index for these agreements were 4.74%, 4.458% and 4.83%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004. Collectively, these agreements effectively cost the Company 0.07% per annum on the current outstanding aggregate notional amount. The Company believes that it has limited exposure to the extent of non-performance by the counterparties of the agreements since each counterparty is a major U.S. financial institution, and the Company does not anticipate their non-performance. Furthermore, any non-performance by the counterparty is offset by non-performance by the Company.

        The Company also has an interest rate cap agreement for a notional amount of $228,000,000, for which it will receive payments if the PSA index exceeds 5.75%, that terminates on December 1, 1999. Any payments by the counterparty under this agreement have been collaterally assigned to the provider of certain sureties related to the tax exempt bonds secured by certain of it's Properties. The Company has no payment obligations to the counterparty with respect to this agreement.

        As of December 31, 1997, scheduled maturities for the Company's outstanding mortgage indebtedness are at various dates through October 1, 2030. During the year ended December 31, 1997, effective interest cost on these mortgage notes was 7.5%. During the year ended December 31, 1997, the Company repaid the outstanding mortgage balances on 29 Properties in the aggregate amount of $113.4 million. Subsequent to December 31, 1997, the Company repaid the outstanding mortgage balance on one Property in the amount
of approximately $18.2 million.   In February 1996, the Company entered into
an interest rate protection agreement, which hedged the interest rate risk of $50 million of mortgage loans, scheduled to mature in September 1997 by locking the

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

five year Treasury Rate, commencing October 1, 1997 through October 1, 2002. This agreement was cancelled in July 1997, at no cost to the Company, in conjunction with the Company entering into another interest rate protection agreement to effectively fix the cost of the Company's unsecured notes issued in November 1997.

        As of December 31, 1996, the Company had outstanding mortgage indebtedness of approximately $755.4 million encumbering 88 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $141.2 million) was approximately $1.1 billion. The mortgage notes payables are generally due in monthly installments of interest only. In connection with the Properties acquired during the year ended December 31, 1996, the Company assumed the outstanding mortgage balances on 14 Properties in the aggregate amount of $142.2 million. In addition, during 1996, in two separate transactions, certain indebtedness evidenced by tax-exempt bonds encumbering certain Properties was refinanced resulting in an increase in mortgage indebtedness affecting these Properties of approximately $112 million. In connection with one of these transactions, the Company also recorded an extraordinary loss in the amount of approximately $3.5 million, which represented the write-off of unamortized deferred financing costs from the early retirement of debt.

        During the year ended December 31, 1996, the effective interest cost on these mortgage notes was 7.87%. During the year ended December 31, 1996, the Company repaid the outstanding mortgage balances on eight Properties in the aggregate amount of $57 million.

        During 1996 the Company terminated two interest rate protection agreements that were initially entered into in connection with two mortgage loans with notional amounts totaling $64.2 million. These two agreements effectively converted these two mortgage loans to fixed rate instruments based on the London Interbank Offered Rate ("LIBOR"). Upon the termination of these agreements the Company received settlement payments of approximately $230,000.

        Aggregate payments of principal on mortgage notes payable for each of the next five years and thereafter are as follows:

                   YEAR                      TOTAL
                   ----                      -----
                                        (in thousands)
                   1998                   $   61,109
                   1999                       18,130
                   2000                       37,154
                   2001                      185,550
                   2002                      178,797
                   Thereafter              1,101,819
                                          ----------
                   Total                  $1,582,559
                                          ==========

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

12.  LINES OF CREDIT

        On November 15, 1996, the Company completed an agreement with Morgan Guaranty Trust Company of New York and Bank of America Illinois to provide the Operating Partnership a $250 million unsecured line of credit. In September 1997, this agreement was amended to increase the potential borrowings to $500 million. This line of credit matures in November 1999 and borrowings generally will bear interest at a per annum rate of one, two, three or six month LIBOR, plus a certain rate dependent upon the Company's credit rating, which rate is currently 0.45%, and is subject to an annual facility fee of $750,000. As of December 31, 1997, $235 million were outstanding on this line of credit, bearing interest at a weighted average rate of 6.46%.

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

13.  NOTES

        On May 16, 1994, the Operating Partnership issued $125 million of unsecured senior notes (the "1999 Notes") in a private placement (the "Debt Offering") to qualified institutional buyers. The 1999 Notes were issued at a discount, which is being amortized over the life of the 1999 Notes on a straight-line basis. As of December 31, 1997 the unamortized discount balance was approximately $0.2 million. The 1999 Notes are due May 15, 1999 and bear interest at a rate of 8.5%, which is payable semiannually in arrears on May 15 and November 15. In February 1996 the Company entered into an interest rate protection agreement that hedged the interest rate risk of the 1999 Notes by locking the effective four-year Treasury Rate, commencing May 15, 1999. There was no current cost to the Company for entering into this agreement.

        In December 1994, the Operating Partnership registered $500 million in debt securities pursuant to a debt shelf registration statement (the "Debt Shelf Registration") of which $100 million of unsecured floating rate notes (the "Floating Rate Notes") were issued by the Operating Partnership on December 22, 1994 (the "Public Debt Offering"). The Floating Rate Notes were repaid at maturity on December 22, 1997.

        In April 1995, the Operating Partnership issued $125 million of unsecured fixed rate notes (the "2002 Notes") in connection with the Debt Shelf Registration in a public debt offering (the "Second Public Debt Offering"). The 2002 Notes were issued at a discount, which is being amortized over the life of the 2002 Notes on a straight-line basis. As of December 31, 1997 the unamortized discount balance was approximately $0.6 million. The 2002 Notes are due on April 15, 2002 and bear interest at 7.95%, which is payable semiannually on each October 15 and April 15. The Operating Partnership received net proceeds of $123.1 million in connection with the Second Public Debt Offering. Prior to the issuance of the 2002 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance. The Operating Partnership made a one-time settlement payment of this protection transaction, which was approximately $0.8 million and is being amortized over the term of the 2002 Notes on a straight-line basis. As of December 31, 1997 the unamortized balance of this cost was approximately $0.5 million.

        In August 1996, the Operating Partnership issued $150 million of unsecured fixed rate notes (the "2026 Notes") in connection with the Debt Shelf Registration in a public debt offering (the "Third Public Debt Offering"). The 2026 Notes are due on August 15, 2026 and bear interest at 7.57%, which is payable semiannually in arrears on February 15 and August 15, commencing February 15, 1997. The 2026 Notes are redeemable at any time after August 15, 2006 by the Operating Partnership pursuant to the terms thereof. The Operating Partnership received net proceeds of approximately $149 million in connection with this issuance. Prior to the issuance of the 2026 Notes, the Company entered into an interest rate protection agreement to effectively fix the interest rate cost of this issuance to 7.5%. The Operating Partnership received a one-time settlement payment from this transaction, which was approximately $0.6 million, which amount is

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

being amortized over the term of the 2026 Notes on a straight-line basis. As of December 31, 1997, the unamortized balance was approximately $0.5 million.

        On September 18, 1996, the Operating Partnership filed with the SEC a Form S-3 Registration Statement to register $500 million of debt securities (the "1996 Debt Shelf Registration"). The SEC declared this Registration effective on September 23, 1996.

        In October 1997, the Operating Partnership issued $150 million of unsecured fixed rate notes (the "2017 Notes") in connection with the 1996 Debt Shelf Registration in a public debt offering (the "Fourth Public Debt Offering"). The 2017 Notes were issued at a discount, which is being amortized over the life of the 2017 Notes on a straight-line basis. As of December 31, 1997 the unamortized discount balance was approximately $1.2 million. The 2017 Notes are due on October 15, 2017 and bear interest at 7.125%, which is payable semiannually in arrears on April 15 and October 15, commencing April 15, 1998. The 2017 Notes are redeemable at any time by the Operating Partnership pursuant to the terms thereof. The Operating Partnership received net proceeds of approximately $147.4 million in connection with this issuance.

        In November 1997, the Operating Partnership issued $200 million of unsecured fixed rate notes in connection with the 1996 Debt Shelf Registration in a public debt offering (the "Fifth Public Debt Offering"). Of the $200 million issued, $150 million of these notes are due November 15, 2001 (the "2001 Notes") and bear interest at a rate of 6.55%, which is payable semiannually in arrears on May 15 and November 15, commencing on May 15, 1998. The remaining $50 million of these notes are due November 15, 2003 (the "2003 Notes") and bear interest at a rate of 6.65%, which is payable semiannually in arrears on May 15 and November 15, commencing on May 15, 1998. The 2001 Notes were issued at a discount, which is being amortized over the life of the 2001 Notes on a straight-line basis. As of December 31, 1997 the unamortized discount balance was approximately $0.3 million. The Operating Partnership received net proceeds of approximately $148.9 million in connection with the 2001 Notes. The 2003 Notes were issued at a discount, which is being amortized over the life of the 2003 Notes on a straight-line basis. As of December 31, 1997 the unamortized discount balance was approximately $0.1 million. The Operating Partnership received net proceeds of approximately $49.6 million in connection with the 2003 Notes. Prior to the issuance of the 2001 and 2003 Notes, the Operating Partnership entered into two interest rate protection agreements to effectively fix the interest rate costs of such issuances. The Operating Partnership made a one time settlement payment of each protection transaction, which was approximately $5 million and $1.7 million, respectively, which are being amortized over the term of the Notes on a straight-line basis. As of December 31, 1997 the unamortized balance of these costs were approximately $4.9 million and $1.6 million, respectively.

        Included in the note balance are four unsecured note issuances assumed in connection with the Wellsford Merger. These are discussed in the following three paragraphs.

        In January 1995, $100 million of senior unsecured notes due February 1, 2002 (the "2002-A Notes") were issued. The 2002-A Notes bear interest at a rate of 9.375%, which is payable

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

semiannually in arrears on August 1 and February 1. In connection with the assumption of the 2002-A Notes, the Company recorded a premium in the amount of $5.6 million, which is being amortized over the remaining life of the notes on a straight-line basis. As of December 31, 1997, the unamortized premium balance relating to the 2002-A Notes was approximately $4.9 million.

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

        In November 1996, $25 million of medium term unsecured floating rate notes due November 24, 1999 (the "1999-A Notes") were issued. The 1999-A Notes bear interest at 90 day LIBOR plus 0.32%, which is payable quarterly in arrears on the 25th day of each February, May, August and November.

        Also included in the note balance are two unsecured note issuances assumed in connection with the EWR Merger. These are discussed in the following two paragraphs.

        In April 1997, $75 million of senior unsecured notes due April 15, 2004 (the "2004 Notes") were issued. The 2004 Notes bear interest at a rate of 7.5%, which is payable semiannually in arrears on October 15 and April 15. In connection with the assumption of the 2004 Notes, the Company recorded a premium in the amount of $1.7 million, which is being amortized over the remaining life of the notes on a straight-line basis. As of December 31, 1997, the unamortized premium balance relating to the 2004 Notes was approximately $1.7 million.

        In April 1997, $50 million of senior unsecured notes due April 15, 2007 (the "2007 Notes") were issued. The 2007 Notes bear interest at a rate of 7.625%, which is payable semiannually in arrears on October 15 and April
15. In connection with the assumption of the 2007 Notes, the Company recorded a premium in the amount of $1.6 million, which is being amortized over the remaining life of the notes on a straight-line basis. As of December 31, 1997, the unamortized premium balance relating to the 2007 Notes was approximately $1.6 million.

        In regard to all of the interest rate protection agreements mentioned in the previous paragraphs, the Company believes that it has limited exposure to the extent of non-performance by the counterparties of each agreement since each counterpart is a major U.S. financial institution, and the Company does not anticipate their non-performance.

14.  EMPLOYEE TRANSACTIONS

        As of December 31, 1997, the outstanding principal balance on the employee notes issued in connection with Common Shares purchased was, in the aggregate, approximately $5.14 million. Douglas Crocker II, President and Chief Executive Officer of the Company, and four other officers

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

had purchased an aggregate of 194,000 Common Shares at prices which range from $26 to $31.625 per Common Share. These purchases were financed by loans made by the Company in the aggregate amount of approximately $5.4 million. The employee notes accrue interest, payable in arrears, at rates that range from 6.15% per annum to 7.93% per annum. Scheduled maturities are at various dates through March 2005. The employee notes are recourse to Mr. Crocker and the four other officers and are collateralized by pledges of the 194,000 Common Shares purchased. Subsequent to December 31,1997, one of the four other officers repaid his note in full.

        In addition, as of December 31, 1997, the outstanding principal balance on additional notes issued to Mr. Crocker and one other officer was approximately $0.7 million. These notes accrue interest, payable in arrears, at one month LIBOR plus 2% per annum. Scheduled maturities are at various dates through March 2003. The notes are recourse to Mr. Crocker and the other officer and are collateralized by pledges of options, share awards and Common Shares purchased.

        Mr. Crocker has a deferred compensation agreement (the "Deferred Compensation Agreement") which Deferred Compensation Agreement will provide Mr. Crocker with a salary benefit after his termination of employment with the Company. If Mr. Crocker's employment is terminated without cause, he would be entitled to annual deferred compensation for a 10-year period commencing on the termination date in an amount equal to his average annual base compensation (before bonus) for the prior five calendar years, multiplied by a percentage equal to 10% per year since December 31, 1995. In the event Mr. Crocker's employment is terminated as a result of his death, permanent disability or incapacity, he would be entitled to a similar amount except the annual percentage would be 15% and the maximum paid per year would not exceed 100% of his average base salary. Should Mr. Crocker be terminated for cause or should he choose to leave voluntarily without good reason, he would not be entitled to any deferred compensation. The Company recognized approximately $0.5 million of compensation expense for both 1997 and 1996 related to this Deferred Compensation Agreement.

        In addition, Gerald Spector, Executive Vice President and Chief Operating Officer of the Company, entered into a Deferred Compensation Agreement in 1997, which agreement provides Mr. Spector with a salary benefit after his termination of employment with the Company. If Mr. Spector's employment is terminated without cause, he would be entitled to annual deferred compensation for a 15-year period commencing on the termination date in an amount equal to 75% of his average annual base compensation (before bonus) for the prior five calendar years, multiplied by a percentage equal to 6.67% per each year since December 31, 1996. In the event Mr. Spector's employment is terminated as a result of his death, permanent disability or incapacity, he would be entitled to a similar amount except that the annual percentage would be 10%, not 6.67%. Should Mr. Spector be terminated for cause or should he choose to leave voluntarily without good reason, he would not be entitled to any deferred compensation. The Company recognized approximately $0.2 million of compensation expense in 1997 related to this Deferred Compensation Agreement.

        The Board of Trustees also approved a share distributions agreement (the "Share Distributions Agreement") for Mr. Crocker. On January 18, 1996, Mr. Crocker was issued options

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

to purchase 100,000 Common Shares at the then current market price of the Common Shares, which vest over a 3-year period and are effective for 10 years. Pursuant to the terms of the Share Distributions Agreement, upon the exercise of any of these options, Mr. Crocker would be entitled to an amount equal to the amount of Common Share distributions that would have been paid on said shares being exercised had he owned said shares for the period from January 18, 1996 until the date of the exercise of the options in question. Mr. Crocker's death or termination of employment would not affect this agreement with the Company.

        In May, 1997, Jeffrey Lynford and Edward Lowenthal (trustees of the Company) each executed a consulting agreement with the Company. Each consulting agreement has a term of five years from May 30, 1997, the closing date of the Wellsford Merger. Pursuant to the consulting agreements, each of Messrs. Lynford and Lowenthal will serve as a senior management consultant to the Company and will receive compensation at the rate of $200,000 per year plus reimbursement for reasonable out-of-pocket expenses.

        In connection with the EWR Merger, in December, 1997, Stephen Evans executed a consulting agreement with an affiliate of the Company. The consulting agreement has a term of two years and expires on December 31, 1999. Pursuant to the consulting agreement, Mr. Evans will serve as a senior management consultant to the Company and will receive compensation at the rate of $225,000 per year. Mr. Evans also received an option to purchase 115,500 Common Shares that will vest in three equal annual installments and will have an exercise price equal to $50.125 per Common Share. Mr. Evans will also be eligible to participate in all of the Company's employee benefit plans in which persons in comparable positions participate, treating Mr. Evans as an employee.

        Also in connection with the EWR Merger, in December, 1997, Richard Berry executed an employment agreement with an affiliate of the Company which expires on December 31, 2000 and provides for cash compensation of $250,000 per annum. Pursuant to the agreement, Mr. Berry exchanged all unvested restricted shares of Evans common shares at the time of the EWR Merger into 18,747 restricted Common Shares of the Company, which will vest on December 31, 2000. Mr. Berry also received an option to purchase 77,500 Common Shares that will vest in three equal annual installments and will have an exercise price equal to $50.125 per Common Share. The agreement also provided that Mr. Berry will be eligible to participate in all of the Company's employee benefit plans which persons in comparable positions participate.

        In December, 1997, Mr. Berry also entered into a Deferred Compensation Agreement with the Company which will pay benefits only in the event Mr. Berry's employment with the Company is terminated prior to January 1, 2000. In such a case, the amount payable under Mr. Berry's agreement will equal the value of any restricted Common Shares received in exchange for EWR common shares which are forfeited upon his termination of employment. The payment will be made in two semi-annual installments over the one-year period following termination of employment, and interest of 9% per annum will accrue on the balance over the one-year payment period.

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

        The Company has established a defined contribution plan (the "401(k) Plan") that provides retirement benefits for employees that meet minimum employment criteria. The Company contributes 100% of the first 4% of eligible compensation that a participant contributes to the 401(k) Plan. Participants are vested in the Company's contributions over five years. The Company made contributions in the amount of $0.8 million for the year ended December 31, 1996 and expects to make contributions in the amount of approximately $1.5 million for the year ended December 31, 1997.

15.  DEPOSITS-RESTRICTED

        Deposits-restricted as of December 31, 1997 primarily included a deposit in the amount of $20 million held in a third party escrow account made to provide third party construction financing in connection with the Joint Venture Agreement. Also, approximately $8.8 million was held in third party escrow accounts made in connection with the Company's disposition of Diplomat South and for several expected 1998 acquisitions. In addition, approximately $7.6 million was for tenant security and utility deposits for certain of the Company's Properties.

        Deposits-restricted, as of December 31, 1996, primarily included deposits in the amount of approximately $16.4 million held in third party escrow accounts which were made in connection with five Properties acquired in 1997. In addition, approximately $3.7 million was for tenant security and utility deposits for certain of the Company's Properties.

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

16.  GAIN ON EARLY EXTINGUISHMENT OF DEBT

        In June 1995, the Company paid approximately $12.6 million in full satisfaction of a $14.6 million mortgage note obligation related to one of its Properties. As a result, the Company recognized a gain of $2 million on the extinguishment of this indebtedness.

17.  SUMMARIZED PRO FORMA CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

        The following Summarized Pro Forma Condensed Statement of Operations has been prepared as if the March 1997 Common Share Offerings, the Series D Preferred Share Offering, the June 1997 Common Share Offerings, the Wellsford Merger, the September 1997 Common Share Offering, the Series G Preferred Share Offering, the Fourth Public Debt Offering, the October 1997 Common Share Offering, the Fifth Public Debt Offering, the December 1997 Common Share Offerings, the EWR Merger, the acquisition of an additional 124 Properties, including the related assumption of $597.2 million of mortgage indebtedness, the repayment of $113.4 million of mortgage indebtedness and the disposition of seven properties (as described in Note 3, Note 4, Note 6, Note 8, Note 11 and Note 13 of Notes to Consolidated Financial Statements) had occurred on January 1, 1997. This would result in 89,085,265 Common Shares outstanding. In management's opinion, the Summarized Pro Forma Condensed Statement of Operations does not purport to present what actual results would have been had the above transactions occurred on January 1, 1997, or to project results for any future period. The amounts presented in the following statement are in thousands except for share amounts:

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

                                                           Summarized Pro Forma
                                                            Condensed Statement
                                                               of Operations
                                                             For the Year Ended
                                                             December 31, 1997
                                                             -----------------
Total Revenues                                                  $ 1,107,581
Total Expenses                                                      878,989
                                                                -----------

Pro Forma income before allocation to Minority Interests        $   228,592
                                                                ===========

Pro Forma net income                                                214,806
Preferred distributions                                              86,768
                                                                -----------

Pro Forma net income available for Common Shares                $   128,038
                                                                ===========

Pro Forma net income per Common Share - assuming no dilution    $      1.44
                                                                ===========

18.  SHARE OPTION PLAN

        Pursuant to the Company's Amended and Restated 1993 Share Option and Share Award Plan (the "Third Amended Option and Award Plan") officers, directors, key employees and consultants of the Company may be offered the opportunity to acquire Common Shares through the grant of share options ("Options") including non-qualified share options ("NQSOs"), incentive share options ("ISOs") and share appreciation rights ("SARs") or may be granted restricted or non- restricted shares. Additionally, under the Option and Award Plan, certain officers of the Company may be awarded Common Shares, subject to conditions and restrictions as described in the Option and Award Plan. Options and SARs are sometimes referred to herein as "Awards". As to the Options that have been granted through December 31, 1997, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted.

        The Company has reserved 5,600,000 Common Shares for issuance under the Option and Award Plan. The Options generally are granted at the fair market value of the Company's Common Shares at the date of grant, vest over a three year period, are exercisable upon vesting and expire ten years from the date of grant. The exercise price for all Options under the Third Amended Option and Award Plan shall not be less than the fair market value of the underlying Common Shares at the time the Option is granted. The Third Amended Option and Award Plan will terminate at such time as no further Common Shares are available for issuance upon the exercise of Options and all outstanding Options have expired or been exercised. The Board of Trustees may at any time amend or terminate the Third Amended Option and Award Plan, but termination will not affect Awards previously granted. Any Options, which had vested prior to such a termination, would remain exercisable by the holder thereof.

        The Company has elected to apply the provisions of Accounting Principles Board Opinion

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) in the computation of compensation expense. Under APB No. 25's intrinsic value method, compensation expense is determined by computing the excess of the market price of the shares over the exercise price on the measurement date. For the Company's share options, the intrinsic value on the measurement date (or grant date) is zero, and no compensation expense is recognized. Financial Accounting Standards Board No. 123 (FASB No. 123) requires the Company to disclose pro forma net income and income per share as if a fair value based accounting method had been used in the computation of compensation expense. The fair value of the options computed under FASB No. 123 would be recognized over the vesting period of the options. The fair value for the Company's options granted subsequent to December 31, 1994 was estimated at the time the options were granted using the Black Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997, respectively: risk-free interest rates of 6.51%, 6.35% and 6.33%; dividend yields of 7.64%, 6.98% and 5.32%; volatility factors of the expected market price of the Company's Common Shares of 0.226, 0.226 and 0.218; and a weighted-average expected life of the option of seven years.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's Options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its Options.

        For purposes of pro forma disclosures, the estimated fair value of the Options is amortized to expense over the Options' vesting period. The following is the pro forma information for the years ended December 31, 1997, 1996 and 1995:

                                                   1997        1996        1995
                                                   ----        ----        ----
        Pro forma net income available to
            Common Shares                        $112,482    $ 70,905    $ 57,171
                                                 ========    ========    ========
        Pro forma income per weighted
            average Common Share outstanding     $   1.71    $   1.66    $   1.66
                                                 ========    ========    ========

        The table below summarizes the Option activity of the Third Amended Option and Award Plan for the three years ended December 31, 1997:

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

                                           Common               Weighted Average
                                      Shares Subject to          Exercise Price
                                      Options or Awards         Per Common Share
                                      -----------------         ----------------
Balance at January 1, 1995                  949,033                  $27.31
      Options granted                       602,900                  $26.41
      Options cancelled                     (91,319)                 $27.50
      Options exercised                    (100,966)                 $26.39
                                          ----------                 ------
Balance at December 31, 1995              1,359,648                  $26.97
      Options granted                     1,195,962                  $30.54
      Options cancelled                     (74,519)                 $29.00
      Options exercised                    (151,178)                 $26.64
                                          ----------                 ------
Balance at December 31, 1996              2,329,913                  $28.76
      Options granted                     2,025,321                  $44.00
      Options cancelled                     (68,258)                 $34.50
      Options exercised                    (180,138)                 $27.78
                                          ----------                 ------
Balance at December 31, 1997              4,106,838                  $36.22
                                          ==========                 ======

        As of December 31, 1997, 1996 and 1995, 1,329,516 shares, 898,075 shares and 743,368 shares were exercisable, respectively. Exercise prices for Options outstanding as of December 31, 1997 ranged from $26 to $54.8125. Expiration dates ranged from August 11, 2003 to December 24, 2007. The remaining weighted-average contractual life of those Options was 8.27 years. The weighted-average grant date fair value of Options granted during 1997 was $7.37.

19.  EMPLOYEE SHARE PURCHASE PLAN

        Under the Company's Employee Share Purchase Plan certain eligible officers, trustees and employees of the Company may annually acquire up to $100,000 of Common Shares of the Company. The aggregate number of Common Shares available under the Employee Share Purchase Plan shall not exceed 1,000,000, subject to adjustment by the Board of Trustees. The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and
(ii) the average closing price for a share for all the business days in the quarter. During 1996, the Company issued 39,458 Common Shares at a net price of $30.44 per share. During 1997, the Company issued 84,183 Common Shares at net prices that ranged from $35.63 per share to $42.08 per share and raised approximately $3.2 million in connection therewith.

20.  DISTRIBUTION REINVESTMENT AND SHARE PURCHASE PLAN

        On November 3, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register 7,000,000 Common Shares pursuant to a Distribution Reinvestment and Share Purchase Plan. The registration statement was declared effective on November 25, 1997.

        The Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan") of the Company provides holders of record and beneficial owners of Common Shares, Preferred Shares, and limited partnership interests in the Operating Partnership with a simple and convenient method of investing

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

cash distributions in additional Common Shares. Common Shares may also be purchased on a monthly basis with optional cash payments made by participants in the Plan and interested new investors, not currently shareholders of the Company, at the market price of the Common Shares less a discount ranging between 0% and 5% (as determined in accordance with the DRIP Plan).

21.  COMMITMENTS AND CONTINGENCIES

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

        In connection with the Joint Venture Agreement, as discussed in Note 7, the Company is obligated to fund an additional $20 million in connection with the third party construction financing.

        In connection with the Wellsford Merger, the Company has provided a standby obligation in the amount of $30 million pursuant to an agreement entered into with Wellsford Real Properties, Inc., a Maryland corporation ("WRP"), for the construction financing for a multifamily development project located in Denver, Colorado. In addition, the Company has provided a $14.8 million credit enhancement with respect to bonds issued to finance certain public improvements at the multifamily development project.

        The Company has lease agreements with an affiliated party covering office space occupied by the management offices located in Tampa, Florida (the "Tampa Office") and Chicago, Illinois (the "Chicago Office"). The Tampa Office agreement expires on October 31, 2001 and the Chicago Office agreement expires on July 31, 2000.

        The Company also has seven additional lease agreements with unaffiliated parties covering space occupied by the management offices located in Dallas, Texas (the "Dallas Office"); Bethesda, Maryland (the "Bethesda Office"); Denver, Colorado (the "Denver Office"); Seattle, Washington (the "Seattle Office"); Atlanta, Georgia (the "Atlanta Office"); Scottsdale, Arizona (the "Scottsdale Office") and Irvine, California (the "Irvine Office"). The lease agreement for the Dallas Office expires on February 28, 1999, the lease agreement for the Bethesda Office expires on November 30, 1998, the lease agreement for the Denver Office expires on December 31, 2002, the lease agreement for the Seattle Office expires on November 30, 2000, the lease agreement for the Atlanta Office expires on May 14, 2001, the lease agreement for the Scottsdale Office expires on July 31, 1999 and the lease agreement for the Irvine Office expires on July 31, 1998.

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

        During the years ended December 31, 1997, 1996 and 1995, total rentals, including a portion of real estate taxes, insurance, repairs and utilities, aggregated $1,491,766, $1,020,311, and $1,049,731, respectively.

        The minimum basic aggregate rental commitment under the above described leases in years succeeding December 31, 1997 is as follows:

                  Year                   Amount
                  ----                   ------
                  1998                 $1,755,789
                  1999                  1,324,472
                  2000                  1,125,808
                  2001                    710,376
                  2002                    208,318
                                       ----------
                  Total                $5,124,763
                                       ==========

22.  TRANSACTIONS WITH RELATED PARTIES

        Certain related entities provided services to the Company. These included, but were not limited to, Rosenberg & Liebentritt, P.C., which provided legal services, and Greenberg & Pociask, Ltd., which provided tax and accounting services. Fees paid to these related entities in the aggregate amounted to approximately $1.3 million, $0.7 million and $2.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, The Riverside Agency, Inc., which provided insurance brokerage services, was paid fees and reimbursed premiums and loss claims in the amount of $0.3 million, $4.1 million and $2.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. As of December 31, 1997, 1996 and 1995, $643,519,
$315,700 and $366,300, respectively, was owed to Rosenberg & Liebentritt, P.C. for legal fees incurred in connection with securities offerings, litigation matters, property acquisitions and other general corporate matters.

        Equity Group Investments, Inc. and certain of its subsidiaries, including Equity Assets Management, Inc., Eagle Flight Services, Equity Properties & Development, L.P. and EPMC ("EGI"), have provided certain services to the Company which include, but are not limited to, financial and accounting services, investor relations, corporate secretarial, computer and support services, real estate tax evaluation services, market consulting and research services, financing services, information systems services and property development services. Fees paid to EGI for these services amounted to $1.1 million, $1.3 million and $3.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. Amounts due to EGI were approximately $74,578, $0.3 million and $1.1 million as of December 31, 1997, 1996 and 1995, respectively.

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

        In connection with the affiliated lease agreements discussed in Note 21, the Company paid Equity Office Holdings, L.L.C. ("EOH") $145,511, $118,919 and $104,421 in connection with the Chicago Office, $177,793, $137,638 and $9,783 in connection with the Tampa Office and $632,693, $409,392 and $632,725 in connection with the space occupied by the corporate headquarters for the years ended December 31, 1997, 1996 and 1995, respectively. Amounts due to EOH were approximately $59,675 and $46,435 as of December 31, 1997 and 1996, respectively. As of December 31, 1995, no amounts were owed to EOH.

        In connection with the Private Equity Offering and the Shelf Offering, the Company paid Equity Institutional Investors, Inc. ("EII") consulting fees in the amount of $200,000 for the year ended December 31, 1995. As of December 31, 1997 and 1996, no amounts were owed to EII for consulting services.

        Artery Property Management, Inc. ("Artery") provided the Company consulting services with regard to property acquisitions and additional business opportunities. Fees paid for those services and reimbursed expenses amounted to approximately $0.2 million and $0.7 million for the years ended December 31, 1996 and 1995.

        Rudnick & Wolfe, a law firm in which Mr. Errol Halperin, a trustee of the Company, is a partner, provided legal services to the Company. Fees paid to this firm amounted to approximately $2.3 million, $4,300 and $41,300 for the years ended December 31, 1997, 1996 and 1995, respectively.

        In addition, the Company has provided acquisitions, asset and property management services to certain related entities for properties not owned by the Company. Fees received for providing such services were approximately $5.7 million, $6.7 million and $7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

23.  QUARTERLY FINANCIAL DATA (UNAUDITED):

        The following unaudited quarterly data has been prepared on the basis of a December 31 year end. The 1997 and 1996 net income per weighted average Common Share amounts have been presented and, where appropriate, restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of net income per weighted average Common Share outstanding and impact of Statement No. 128, see Note 5 of Notes to Consolidated Financial Statements. Amounts are in thousands, except for per share amounts.

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


                                       First           Second          Third           Fourth
                                      Quarter         Quarter         Quarter         Quarter
         1997                           3/31            6/30            9/30            12/31
         ----                         --------        --------        --------        --------
Total revenues                        $141,387        $164,937        $203,354        $237,643
                                      ========        ========        ========        ========

Income before allocation
  to Minority Interests               $ 36,388        $ 38,628        $ 50,320        $ 64,516
                                      ========        ========        ========        ========

Net income                            $ 32,962        $ 35,709        $ 47,234        $ 60,687
                                      ========        ========        ========        ========

Net income available
  to Common Shares                    $ 23,901        $ 23,831        $ 30,886        $ 38,962
                                      ========        ========        ========        ========

Weighted average Common
  Shares outstanding                    51,791          58,940          73,757          78,050
                                      ========        ========        ========        ========

Net income per weighted
  average Common Share
  outstanding                         $   0.46        $   0.40        $   0.42        $   0.50
                                      ========        ========        ========        ========

Net income per weighted
  average Common Share
  outstanding - assuming dilution     $   0.45        $   0.40        $   0.41        $   0.49
                                      ========        ========        ========        ========


                                       First           Second          Third           Fourth
                                      Quarter         Quarter         Quarter         Quarter
         1996                           3/31            6/30            9/30            12/31
         ----                         --------        --------        --------        --------
Total Revenues                        $106,321        $113,267        $124,459        $134,338
                                      ========        ========        ========        ========

Income before allocation
  to Minority Interests               $ 21,295        $ 23,310        $ 22,111        $ 49,207
                                      ========        ========        ========        ========

Net income                            $ 18,394        $ 20,288        $ 19,608        $ 43,334
                                      ========        ========        ========        ========

Net income available
  to Common Shares                    $ 11,957        $ 13,851        $ 12,529        $ 34,272
                                      ========        ========        ========        ========

Weighted average Common
  Shares outstanding                    37,877          41,114          43,781          47,505
                                      ========        ========        ========        ========

Net income per weighted
  average Common
  Share outstanding                   $   0.32        $   0.34        $   0.29        $   0.72
                                      ========        ========        ========        ========

Net income per weighted
  average Common Share
  outstanding - assuming dilution     $   0.31        $   0.33        $   0.28        $   0.71
                                      ========        ========        ========        ========

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

24.  SUBSEQUENT EVENTS

        On January 7, 1998, the Company acquired Cityscape Apartments, a 156-unit multifamily property located in St. Louis Park, Minnesota, from an unaffiliated third party for a purchase price of approximately $12.3 million.

        On January 9, 1998, the Company acquired 740 River Drive Apartments, a 162-unit multifamily property located in St. Paul, Minnesota, from an unaffiliated third party for a purchase price of approximately $12.8 million, which included the assumption of mortgage indebtedness of approximately $7 million.

        On January 13, 1998, the Company acquired Prospect Towers Apartments, a 157-unit multifamily property, including a vacant parcel of land, located in Hackensack, New Jersey, from an unaffiliated third party for a purchase price of approximately $36.3 million, which included the assumption of mortgage indebtedness of approximately $14.9 million.

        On January 16, 1998, the Company acquired Park Place Apartments, a 229-unit multifamily property located in Houston, Texas, from an unaffiliated third party for a purchase price of approximately $13.6 million, which included the assumption of mortgage indebtedness of approximately $10.2 million.

        On January 16, 1998, the Company acquired Park Westend Apartments, a 312-unit multifamily property located in Richmond, Virginia, from an unaffiliated third party for a purchase price of approximately $13.3 million, which included the assumption of mortgage indebtedness of approximately $7.2 million.

        On January 27, 1998, the Company completed an offering of 4,000,000 publicly registered Common Shares, which were sold at a price of $50.4375 per share. The Company received net proceeds of approximately $195.3 million in connection therewith.

        On January 29, 1998, the Company acquired Emerald Bay at Winter Park Apartments, a 431-unit multifamily property located in Winter Park, Florida, from an unaffiliated third party for a purchase price of approximately $15.7 million.

        On February 3, 1998, the Company filed with the SEC a Form S-3 Registration Statement to register $1 billion of equity securities. The SEC declared this Registration effective on February 27, 1998.

        On February 5, 1998, the Company acquired Farnham Park Apartments, a 216-unit multifamily property located in Houston, Texas, from an unaffiliated third party for a purchase price of approximately $15.7 million, which included the assumption of mortgage indebtedness of approximately $11.5 million.

        On February 18, 1998, the Company completed offerings of 988,340 publicly registered Common Shares, which were sold at a price of $50.625 per share. The Company received net proceeds of approximately $47.5 million in connection therewith.

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

        On February 23, 1998, the Company completed an offering of 1 million publicly registered Common Shares, which were sold at a price of $48 per share. The Company received net proceeds of approximately $47.5 million in connection therewith.

        On February 25, 1998, the Company acquired Plantation Apartments, a 232-unit multifamily property located in Houston, Texas, from an unaffiliated third party for a purchase price of approximately $10 million.

        On February 27, 1998, the Company acquired Balcones Club Apartments, a 312-unit multifamily property located in Austin, Texas, from an unaffiliated third party for a purchase price of approximately $12.3 million.

        Through February 1998, the Company sold approximately 639,000 Common Shares pursuant to the DRIP Plan and raised proceeds of approximately $31.7 million.

        On March 2, 1998, the Company acquired Coach Lantern Apartments, a 90-unit multifamily property located in Scarborough, Maine, from an unaffiliated third party for a purchase price of approximately $4.7 million.

        On March 2, 1998, the Company acquired Foxcroft Apartments, a 104-unit multifamily property located in Scarborough, Maine, from an unaffiliated third party for a purchase price of approximately $4.9 million.

        On March 2, 1998, the Company acquired Yarmouth Woods Apartments, a 138-unit multifamily property located in Yarmouth, Maine, from an unaffiliated third party for a purchase price of approximately $6.6 million.

        On March 2, 1998, the Company declared a $0.67 distribution per Common Share, $0.585938 per Series A Preferred Share, $0.570313 per Series B Depositary Share and per Series C Depositary Share, $0.5375 per Series D Depositary Share, $0.603125 per Series F Preferred Share and $0.453125 per Series G Depositary Share for the quarter ended March 31, 1998 to shareholders of record on March 27, 1998. In addition, the Company declared a $0.4375 per Series E Preferred Share for the quarter ended March 31, 1998 to shareholders of record on March 13, 1998.

        On March 12, 1998, the Company disposed of two Properties for a total sales price of $16.7 million.

To the Board of Trustees
Equity Residential Properties Trust

In connection with our audit of the consolidated financial statements of Equity Residential Properties Trust referred to in our report dated February 14, 1996, which financial statements are included in this Form 10-K, we have also audited the 1995 information in the financial statement schedule listed in the Index to the Financial Statements and Schedule. In our opinion, this financial statement schedule presents fairly, in all material respects, the 1995 information required to be set forth therein.


                                       /s/ GRANT THORNTON LLP
                                       -------------------------------
                                       GRANT THORNTON LLP

Chicago, Illinois
February 14, 1996

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                   Real Estate and Accumulated Depreciation
                              December 31, 1997



                                                                                                  Initial Cost to
                     Description                                                                      Company
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Building &
Apartment Name                          Location                     Encumbrances            Land                 Fixtures
-------------------------------------------------------------------------------------------------------------------------------
2300 Elliott                            Seattle, WA                             0            796,700              7,170,461
2900 on First                           Seattle, WA                             0          1,176,400             10,588,096
3000 Grand                              Des Moines, IA                          0            858,305              7,827,336
7979 Westheimer                         Houston, TX                             0          1,388,400             12,495,280
Acacia Creek                            Scottsdale, AZ                          0          6,121,856             35,300,728
Altamonte                               San Antonio, TX                14,600,000          1,663,100             14,968,079
Amberton                                Manassas, VA                   10,597,067            888,800              8,352,507
Arbor Glen                              Pittsfield Twp, MI                      0          1,092,300              9,830,191
Arboretum (GA)                          Atlanta, GA                             0          4,679,400             15,927,313
Arbors of Brentwood                     Nashville, TN                          (D)           404,570             13,189,508
Arbors of Hickory Hollow                Nashville, TN                          (D)           202,285              6,594,754
Arbors of Las Colinas                   Irving, TX                              0          1,662,300             14,960,709
Ashton, The                             Corona Hills, CA               17,300,000          2,594,264             33,012,228
Atrium                                  Durham, NC                              0          1,122,600             10,103,027
Augusta (WRP)                           Oklahoma City, OK                       0            873,200              7,866,622
Autumn Creek                            Cordova, TN                            (E)         1,680,000              9,330,921
Bainbridge                              Durham, NC                              0          1,042,900              9,385,579
Banyan Lake                             Boynton Beach, FL                       0          2,736,000             11,204,508
Bay Club                                Phoenix, AZ                             0            828,100              5,821,759
Bay Ridge                               San Pedro, CA                           0          2,385,399              2,180,081
Bayside at the Islands                  Gilbert, AZ                            (P)         3,306,484             15,541,586
Bear Canyon (Evans)                     Tucson, AZ                              0          1,660,608             11,203,464
Bear Creek Village                      Denver, CO                              0          4,519,700             40,677,102
Blue Swan                               San Antonio, TX                        (E)         1,424,800              7,589,821
Bourbon Square                          Palatine, IL                   27,846,353          3,982,600             35,843,025
Breckenridge                            Lexington, KY                   9,592,152          1,645,800             14,812,310
Brentwood                               Vancouver, WA                           0          1,318,200             11,863,517
Breton Mill                             Houston, TX                            (F)           212,720              8,154,404
Bridgecreek                             Wilsonville, OR                         0          1,294,600             11,651,108
Bridgeport                              Raleigh, NC                             0          1,296,200             11,665,351
Brierwood                               Jacksonville, FL                        0            546,100              4,914,681
Brittany Square                         Tulsa, OK                               0            625,000              4,220,662
Brixworth                               Nashville, TN                           0          1,172,100             10,549,371
Brookfield                              Salt Lake City, UT                      0          1,152,000              5,673,250
Brookridge                              Centreville, VA                        (E)         2,520,000             15,993,105
Burn Brae                               Dallas, TX                              0          1,255,000             11,294,815
Burwick Farms                           Howell, MI                              0          1,102,200              9,919,799
Calais                                  Dallas, TX                              0          1,118,900             10,070,076
Cambridge at Hickory Hollow             Nashville, TN                           0          3,240,000             17,908,952
Cambridge Village                       Lewisville, TX                          0            800,000              8,751,405
Camellero                               Scottsdale, AZ                 11,842,927          1,923,600             17,312,869
Canterbury                              Germantown, MD                 31,363,911          2,781,300             26,656,574
Canterchase                             Nashville, TN                   5,765,286            862,200              7,759,711
Canyon Creek                            Tucson, AZ                              0            834,313              5,840,188
Canyon Crest Views                      Riverside, CA                           0          1,744,640             17,355,155
Canyon Ridge                            San Diego, CA                           0          4,869,448             11,969,198
Canyon Sands                            Phoenix, AZ                     8,624,067          1,475,900             13,282,737
Cardinal, The                           Greensboro, NC                  7,472,027          1,280,000             11,838,616
Carmel Terrace                          San Diego, CA                           0          2,288,300             20,632,540
Carolina Crossing                       Greenville, SC                          0            547,800              4,930,347
Casa Camino Ruiz                        San Diego, CA                           0          3,920,000              9,390,192
Casa Capricorn                          San Diego, CA                           0          1,260,100             11,341,085
Casa Cordoba                            Tallahassee, FL                         0            307,055              2,732,177
Casa Cortez                             Tallahassee, FL                         0            120,590              1,196,857
Cascade at Landmark                     Alexandria, VA                          0          3,601,000             19,649,825

                                                                            Cost Capitalized
                                                                              Subsequent to
                                                                               Acquisition
                     Description                                         (Improvements, net) (I)
--------------------------------------------------------------------------------------------------------------
                                                                                           Building &
Apartment Name                          Location                        Land                Fixtures
--------------------------------------------------------------------------------------------------------------
2300 Elliott                            Seattle, WA                         0                  52,545
2900 on First                           Seattle, WA                     1,300                 204,426
3000 Grand                              Des Moines, IA                      0               1,256,198
7979 Westheimer                         Houston, TX                     1,700                 964,639
Acacia Creek                            Scottsdale, AZ                      0                       0
Altamonte                               San Antonio, TX                 1,970                 664,704
Amberton                                Manassas, VA                   11,800                 862,260
Arbor Glen                              Pittsfield Twp, MI                  0                      (0)
Arboretum (GA)                          Atlanta, GA                         0                       1
Arbors of Brentwood                     Nashville, TN                     100                 918,181
Arbors of Hickory Hollow                Nashville, TN                     700               1,613,873
Arbors of Las Colinas                   Irving, TX                      1,600               1,119,028
Ashton, The                             Corona Hills, CA                    0                       0
Atrium                                  Durham, NC                          0                   7,769
Augusta (WRP)                           Oklahoma City, OK                   0                  31,204
Autumn Creek                            Cordova, TN                     1,300                  11,719
Bainbridge                              Durham, NC                     33,400                 918,181
Banyan Lake                             Boynton Beach, FL               2,600                  96,561
Bay Club                                Phoenix, AZ                       100               1,222,091
Bay Ridge                               San Pedro, CA                  15,701                       0
Bayside at the Islands                  Gilbert, AZ                         0                       0
Bear Canyon (Evans)                     Tucson, AZ                          0                       0
Bear Creek Village                      Denver, CO                          0                  60,349
Blue Swan                               San Antonio, TX                     0                   4,359
Bourbon Square                          Palatine, IL                    2,700               2,647,335
Breckenridge                            Lexington, KY                       0                       0
Brentwood                               Vancouver, WA                  39,021                 944,655
Breton Mill                             Houston, TX                       100                 708,380
Bridgecreek                             Wilsonville, OR                 5,290               1,079,812
Bridgeport                              Raleigh, NC                       500                 366,851
Brierwood                               Jacksonville, FL                5,800                 181,788
Brittany Square                         Tulsa, OK                           0                 417,992
Brixworth                               Nashville, TN                   1,700                 116,540
Brookfield                              Salt Lake City, UT                300                   7,652
Brookridge                              Centreville, VA                   900                  26,748
Burn Brae                               Dallas, TX                          0                  73,217
Burwick Farms                           Howell, MI                          0                   3,672
Calais                                  Dallas, TX                          0                  83,333
Cambridge at Hickory Hollow             Nashville, TN                       0                   5,763
Cambridge Village                       Lewisville, TX                    800                  62,113
Camellero                               Scottsdale, AZ                  1,300                 512,137
Canterbury                              Germantown, MD                      0               2,173,671
Canterchase                             Nashville, TN                   1,400                 333,999
Canyon Creek                            Tucson, AZ                        100                 405,082
Canyon Crest Views                      Riverside, CA                       0                       0
Canyon Ridge                            San Diego, CA                       0                       0
Canyon Sands                            Phoenix, AZ                    16,850                 153,409
Cardinal, The                           Greensboro, NC                  1,200                  60,113
Carmel Terrace                          San Diego, CA                       0                 175,737
Carolina Crossing                       Greenville, SC                      0                   3,171
Casa Camino Ruiz                        San Diego, CA                   2,300                  32,792
Casa Capricorn                          San Diego, CA                   2,600                  89,786
Casa Cordoba                            Tallahassee, FL                     0                 846,277
Casa Cortez                             Tallahassee, FL                     0                 494,584
Cascade at Landmark                     Alexandria, VA                  1,600                  69,440


                                                                            Gross Amount Carried
                                                                                at Close of
                     Description                                              Period 12/31/97
--------------------------------------------------------------------------------------------------------------------------------
                                                                                           Building &
Apartment Name                          Location                         Land             Fixtures (A)            Total (B)
--------------------------------------------------------------------------------------------------------------------------------
2300 Elliott                            Seattle, WA                     796,700              7,223,006             8,019,706
2900 on First                           Seattle, WA                   1,177,700             10,792,522            11,970,222
3000 Grand                              Des Moines, IA                  858,305              9,083,534             9,941,839
7979 Westheimer                         Houston, TX                   1,390,100             13,459,919            14,850,019
Acacia Creek                            Scottsdale, AZ                6,121,856             35,300,728            41,422,584
Altamonte                               San Antonio, TX               1,665,070             15,632,783            17,297,853
Amberton                                Manassas, VA                    900,600              9,214,767            10,115,367
Arbor Glen                              Pittsfield Twp, MI            1,092,300              9,830,191            10,922,491
Arboretum (GA)                          Atlanta, GA                   4,679,400             15,927,313            20,606,713
Arbors of Brentwood                     Nashville, TN                   404,670             14,107,689            14,512,359
Arbors of Hickory Hollow                Nashville, TN                   202,985              8,208,627             8,411,612
Arbors of Las Colinas                   Irving, TX                    1,663,900             16,079,737            17,743,637
Ashton, The                             Corona Hills, CA              2,594,264             33,012,228            35,606,492
Atrium                                  Durham, NC                    1,122,600             10,110,796            11,233,396
Augusta (WRP)                           Oklahoma City, OK               873,200              7,897,826             8,771,026
Autumn Creek                            Cordova, TN                   1,681,300              9,342,640            11,023,940
Bainbridge                              Durham, NC                    1,076,300             10,303,760            11,380,060
Banyan Lake                             Boynton Beach, FL             2,738,600             11,301,069            14,039,669
Bay Club                                Phoenix, AZ                     828,200              7,043,850             7,872,050
Bay Ridge                               San Pedro, CA                 2,401,100              2,180,081             4,581,181
Bayside at the Islands                  Gilbert, AZ                   3,306,484             15,541,586            18,848,070
Bear Canyon (Evans)                     Tucson, AZ                    1,660,608             11,203,464            12,864,072
Bear Creek Village                      Denver, CO                    4,519,700             40,737,451            45,257,151
Blue Swan                               San Antonio, TX               1,424,800              7,594,180             9,018,980
Bourbon Square                          Palatine, IL                  3,985,300             38,490,360            42,475,660
Breckenridge                            Lexington, KY                 1,645,800             14,812,310            16,458,110
Brentwood                               Vancouver, WA                 1,357,221             12,808,172            14,165,393
Breton Mill                             Houston, TX                     212,820              8,862,784             9,075,604
Bridgecreek                             Wilsonville, OR               1,299,890             12,730,920            14,030,810
Bridgeport                              Raleigh, NC                   1,296,700             12,032,202            13,328,902
Brierwood                               Jacksonville, FL                551,900              5,096,469             5,648,369
Brittany Square                         Tulsa, OK                       625,000              4,638,654             5,263,654
Brixworth                               Nashville, TN                 1,173,800             10,665,911            11,839,711
Brookfield                              Salt Lake City, UT            1,152,300              5,680,902             6,833,202
Brookridge                              Centreville, VA               2,520,900             16,019,853            18,540,753
Burn Brae                               Dallas, TX                    1,255,000             11,368,032            12,623,032
Burwick Farms                           Howell, MI                    1,102,200              9,923,471            11,025,671
Calais                                  Dallas, TX                    1,118,900             10,153,409            11,272,309
Cambridge at Hickory Hollow             Nashville, TN                 3,240,000             17,914,715            21,154,715
Cambridge Village                       Lewisville, TX                  800,800              8,813,518             9,614,318
Camellero                               Scottsdale, AZ                1,924,900             17,825,006            19,749,906
Canterbury                              Germantown, MD                2,781,300             28,830,245            31,611,545
Canterchase                             Nashville, TN                   863,600              8,093,710             8,957,310
Canyon Creek                            Tucson, AZ                      834,413              6,245,270             7,079,683
Canyon Crest Views                      Riverside, CA                 1,744,640             17,355,155            19,099,795
Canyon Ridge                            San Diego, CA                 4,869,448             11,969,198            16,838,646
Canyon Sands                            Phoenix, AZ                   1,492,750             13,436,146            14,928,896
Cardinal, The                           Greensboro, NC                1,281,200             11,898,729            13,179,929
Carmel Terrace                          San Diego, CA                 2,288,300             20,808,277            23,096,577
Carolina Crossing                       Greenville, SC                  547,800              4,933,518             5,481,318
Casa Camino Ruiz                        San Diego, CA                 3,922,300              9,422,984            13,345,284
Casa Capricorn                          San Diego, CA                 1,262,700             11,430,871            12,693,571
Casa Cordoba                            Tallahassee, FL                 307,055              3,578,454             3,885,509
Casa Cortez                             Tallahassee, FL                 120,590              1,691,441             1,812,031
Cascade at Landmark                     Alexandria, VA                3,602,600             19,719,265            23,321,865



                                                                                                             Life Used to
                     Description                                                                                Compute
----------------------------------------------------------------------------------------------------------  Depreciation in
                                                                   Accumulated                Date of        Latest Income
Apartment Name                          Location                   Depreciation            Construction      Statement (C)
----------------------------------------------------------------------------------------------------------------------------
2300 Elliott                            Seattle, WA                     150,310                1992            30 Years
2900 on First                           Seattle, WA                     666,232              1989-91           30 Years
3000 Grand                              Des Moines, IA                4,532,117                1970            30 Years
7979 Westheimer                         Houston, TX                   1,133,263                1973            30 Years
Acacia Creek                            Scottsdale, AZ                   32,729             1988-1994          30 Years
Altamonte                               San Antonio, TX               1,914,056                1985            30 Years
Amberton                                Manassas, VA                    998,358                1986            30 Years
Arbor Glen                              Pittsfield Twp, MI               21,111                1990            30 Years
Arboretum (GA)                          Atlanta, GA                       1,598                1970            30 Years
Arbors of Brentwood                     Nashville, TN                 2,223,819                1986            30 Years
Arbors of Hickory Hollow                Nashville, TN                 1,414,692                1986            30 Years
Arbors of Las Colinas                   Irving, TX                    2,360,743              1984/85           30 Years
Ashton, The                             Corona Hills, CA                 28,361                1986            30 Years
Atrium                                  Durham, NC                       85,311                1989            30 Years
Augusta (WRP)                           Oklahoma City, OK               172,697                1986            30 Years
Autumn Creek                            Cordova, TN                      68,100                1991            30 Years
Bainbridge                              Durham, NC                    1,434,370                1984            30 Years
Banyan Lake                             Boynton Beach, FL               250,216                1986            30 Years
Bay Club                                Phoenix, AZ                   1,233,244                1976            30 Years
Bay Ridge                               San Pedro, CA                    52,595                1987            30 Years
Bayside at the Islands                  Gilbert, AZ                      15,060                1989            30 Years
Bear Canyon (Evans)                     Tucson, AZ                       10,494                1996            30 Years
Bear Creek Village                      Denver, CO                      837,574                1987            30 Years
Blue Swan                               San Antonio, TX                  59,138             1985-1994          30 Years
Bourbon Square                          Palatine, IL                  5,536,065              1984-87           30 Years
Breckenridge                            Lexington, KY                    32,070             1986-1987          30 Years
Brentwood                               Vancouver, WA                 1,231,183                1990            30 Years
Breton Mill                             Houston, TX                   1,355,393                1986            30 Years
Bridgecreek                             Wilsonville, OR               1,705,010                1987            30 Years
Bridgeport                              Raleigh, NC                   1,755,355                1990            30 Years
Brierwood                               Jacksonville, FL                275,998                1974            30 Years
Brittany Square                         Tulsa, OK                     2,234,419                1982            30 Years
Brixworth                               Nashville, TN                   532,581                1985            30 Years
Brookfield                              Salt Lake City, UT               52,370                1985            30 Years
Brookridge                              Centreville, VA                 113,182                1989            30 Years
Burn Brae                               Dallas, TX                      248,625                1984            30 Years
Burwick Farms                           Howell, MI                       86,052                1991            30 Years
Calais                                  Dallas, TX                      225,361                1986            30 Years
Cambridge at Hickory Hollow             Nashville, TN                   166,041                1997            30 Years
Cambridge Village                       Lewisville, TX                  122,405                1987            30 Years
Camellero                               Scottsdale, AZ                1,622,709                1979            30 Years
Canterbury                              Germantown, MD                3,159,698                1986            30 Years
Canterchase                             Nashville, TN                   405,797                1985            30 Years
Canyon Creek                            Tucson, AZ                    1,042,284                1986            30 Years
Canyon Crest Views                      Riverside, CA                    14,860             1982-1983          30 Years
Canyon Ridge                            San Diego, CA                    13,122                1989            30 Years
Canyon Sands                            Phoenix, AZ                     826,111                1983            30 Years
Cardinal, The                           Greensboro, NC                  382,792                1994            30 Years
Carmel Terrace                          San Diego, CA                 2,338,102              1988-89           30 Years
Carolina Crossing                       Greenville, SC                   43,718              1988-89           30 Years
Casa Camino Ruiz                        San Diego, CA                   111,041             1976-1986          30 Years
Casa Capricorn                          San Diego, CA                   522,582                1981            30 Years
Casa Cordoba                            Tallahassee, FL               2,527,797             1972/1973          30 Years
Casa Cortez                             Tallahassee, FL               1,129,397                1970            30 Years
Cascade at Landmark                     Alexandria, VA                  431,609                1990            30 Years

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                   Real Estate and Accumulated Depreciation
                              December 31, 1997



                                                                                                  Initial Cost to
                     Description                                                                      Company
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Building &
Apartment Name                          Location                     Encumbrances            Land                 Fixtures
-------------------------------------------------------------------------------------------------------------------------------
Catalina Shores                         Las Vegas, NV                           0          1,222,200             10,999,974
Catalina Shores (WRP)                   Las Vegas, NV                           0          1,427,200             12,844,577
Cedar Crest                             Overland Park, KS                       0          2,159,800             19,438,107
Cedars, The                             Charlotte, NC                           0          2,025,300             18,139,423
Celebration Westchase                   Houston, TX                             0          2,204,590              6,312,399
Champion Oaks                           Houston, TX                     7,050,922            931,900              8,519,479
Chandler Court                          Chandler, AZ                            0          1,352,600             12,172,974
Chandler's Bay                          Kent, WA                                0          1,503,400             13,530,223
Chantecleer Lakes                       Naperville, IL                         (E)         6,688,000             16,327,809
Chaparral                               Largo, FL                               0            303,100              6,169,465
Charter Club                            Everett, WA                             0            998,700              8,988,560
Chartwell Court                         Houston, TX                             0          1,215,000             12,820,142
Cherry Hill                             Seattle, WA                             0            700,100              6,301,194
Chestnut Hills                          Tacoma, WA                              0            756,300              6,806,382
Cheyenne Crest                          Colorado Springs, CO                    0             73,950              3,936,559
Chimneys                                Charlotte, NC                           0            904,700              8,141,844
Cierra Crest                            Denver, CO                              0          4,800,000             34,825,500
Cimarron Ridge                          Denver, CO                              0          1,591,100             14,319,997
Clarion                                 Decatur, GA                             0          1,501,900             13,517,171
Classic, The                            Stamford, CT                            0          2,880,000             19,881,820
Cloisters On The Green                  Lexington, KY                           0            187,074              2,193,726
Club at Tanasbourne                     Hillsboro, OR                           0          3,520,000             16,259,589
Club at the Green                       Beaverton, OR                           0          2,030,150             12,601,596
Colinas Pointe                          Denver, CO                              0          1,587,400             14,287,051
Concorde Bridge                         Overland Park, KS                       0          1,972,400             17,751,898
Copper Creek (WRP)                      Phoenix, AZ                             0          1,017,400              9,156,964
Copperfield (WRP)                       San Antonio, TX                         0            791,200              7,121,171
Country Brook                           Chandler, AZ                           (P)         1,505,219             29,485,866
Country Club I                          Silver Spring, MD               7,051,066          1,119,500             10,815,232
Country Club II                         Silver Spring, MD               5,817,446            850,000              8,255,502
Country Club Village (WRP)              Seattle, WA                             0          1,150,500             10,354,697
Country Gables                          Beaverton, OR                   8,538,246          1,580,500             14,240,626
Country Ridge                           Farmington Hills, MI                    0          1,605,800             14,452,066
Countryside (WRP)                       San Antonio, TX                         0            667,500              6,007,294
Creekside Oaks                          Walnut Creek, CA               11,394,343          2,167,300             19,505,628
Creekside Village                       Mountlake Terrace, WA          15,536,616          2,802,900             25,226,096
Creekwood                               Charlotte, NC                           0          1,859,300             16,733,418
Crescent at Cherry Creek                Denver, CO                             (E)         2,592,000             15,119,233
Crossing at Green Valley (WRP)          Las Vegas, NV                           0          2,408,500             21,676,899
Crosswinds                              St. Petersburg, FL                      0          1,561,200              5,789,894
Crown Court (WRP)                       Phoenix, AZ                             0          3,156,600             28,409,516
Crystal Creek                           Phoenix, AZ                             0            952,900              8,576,084
Crystal Village                         Attleboro, MA                           0          1,365,000              4,956,700
Cypress Point                           Las Vegas, NV                           0            953,800              8,583,719
Dartmouth Woods                         Denver, CO                      4,396,157          1,608,000             10,815,913
Dawntree                                Carrollton, TX                          0          1,204,600             10,841,783
Deerwood (Corona)                       Corona, CA                              0          4,740,000             20,295,433
Deerwood (SD)                           San Diego, CA                           0          2,075,700             18,680,801
Deerwood Meadows                        Greensboro, NC                          0            986,643              6,906,503
Del Coronado                            Mesa, AZ                               (O)         1,963,200             17,669,207
Desert Park                             Las Vegas, NV                           0          1,085,400              9,401,015
Desert Sands                            Phoenix, AZ                     8,618,262          1,464,200             13,177,336
Doral                                   Louisville, KY                          0             96,607              1,526,628
Dos Caminos (WRP)                       Phoenix, AZ                             0          1,727,900             15,551,044
Eagle Canyon                            Chino Hills, CA                         0          1,806,800             16,261,336

                                                                            Cost Capitalized
                                                                              Subsequent to
                                                                               Acquisition
                     Description                                         (Improvements, net) (I)
------------------------------------------------------------------------------------------------------------
                                                                                           Building &
Apartment Name                          Location                        Land                Fixtures
------------------------------------------------------------------------------------------------------------
Catalina Shores                         Las Vegas, NV                   4,800                 484,568
Catalina Shores (WRP)                   Las Vegas, NV                       0                  15,045
Cedar Crest                             Overland Park, KS                 900                 846,386
Cedars, The                             Charlotte, NC                       0                  88,336
Celebration Westchase                   Houston, TX                       100                 866,081
Champion Oaks                           Houston, TX                         0                 203,859
Chandler Court                          Chandler, AZ                      500                 408,378
Chandler's Bay                          Kent, WA                        3,500                 666,513
Chantecleer Lakes                       Naperville, IL                    900                  21,615
Chaparral                               Largo, FL                           0               2,749,681
Charter Club                            Everett, WA                     2,400                 252,157
Chartwell Court                         Houston, TX                       400                      95
Cherry Hill                             Seattle, WA                         0                  10,087
Chestnut Hills                          Tacoma, WA                          0                  59,907
Cheyenne Crest                          Colorado Springs, CO              100                 802,593
Chimneys                                Charlotte, NC                       0                   4,184
Cierra Crest                            Denver, CO                        600                   5,619
Cimarron Ridge                          Denver, CO                          0                  77,597
Clarion                                 Decatur, GA                         0                   6,665
Classic, The                            Stamford, CT                      900                  12,854
Cloisters On The Green                  Lexington, KY                       0               1,484,959
Club at Tanasbourne                     Hillsboro, OR                     800                 317,522
Club at the Green                       Beaverton, OR                       0                 274,120
Colinas Pointe                          Denver, CO                          0                  43,001
Concorde Bridge                         Overland Park, KS                   0                  12,979
Copper Creek (WRP)                      Phoenix, AZ                         0                  29,668
Copperfield (WRP)                       San Antonio, TX                     0                 144,095
Country Brook                           Chandler, AZ                        0                       0
Country Club I                          Silver Spring, MD               1,457                 556,907
Country Club II                         Silver Spring, MD               2,294                  23,886
Country Club Village (WRP)              Seattle, WA                         0                  19,629
Country Gables                          Beaverton, OR                       0                 209,183
Country Ridge                           Farmington Hills, MI           16,150                 449,918
Countryside (WRP)                       San Antonio, TX                   100                 141,248
Creekside Oaks                          Walnut Creek, CA                3,300                 575,111
Creekside Village                       Mountlake Terrace, WA           4,700                 664,333
Creekwood                               Charlotte, NC                       0                   6,559
Crescent at Cherry Creek                Denver, CO                        900                   8,552
Crossing at Green Valley (WRP)          Las Vegas, NV                       0                  45,437
Crosswinds                              St. Petersburg, FL                  0                       0
Crown Court (WRP)                       Phoenix, AZ                         0                 193,587
Crystal Creek                           Phoenix, AZ                       600                 366,894
Crystal Village                         Attleboro, MA                   2,700                  24,183
Cypress Point                           Las Vegas, NV                   5,890                 530,211
Dartmouth Woods                         Denver, CO                      1,800                  63,769
Dawntree                                Carrollton, TX                    900               1,054,940
Deerwood (Corona)                       Corona, CA                        600                  37,163
Deerwood (SD)                           San Diego, CA                   6,395               2,903,044
Deerwood Meadows                        Greensboro, NC                    100                 749,467
Del Coronado                            Mesa, AZ                        1,200                 360,176
Desert Park                             Las Vegas, NV                       0                 631,659
Desert Sands                            Phoenix, AZ                    16,850                 765,588
Doral                                   Louisville, KY                      0               2,665,189
Dos Caminos (WRP)                       Phoenix, AZ                         0                  74,234
Eagle Canyon                            Chino Hills, CA                 2,100                 133,967


                                                                            Gross Amount Carried
                                                                                at Close of
                     Description                                              Period 12/31/97
--------------------------------------------------------------------------------------------------------------------------------
                                                                                           Building &
Apartment Name                          Location                         Land             Fixtures (A)            Total (B)
--------------------------------------------------------------------------------------------------------------------------------
Catalina Shores                         Las Vegas, NV                 1,227,000             11,484,542            12,711,542
Catalina Shores (WRP)                   Las Vegas, NV                 1,427,200             12,859,622            14,286,822
Cedar Crest                             Overland Park, KS             2,160,700             20,284,492            22,445,192
Cedars, The                             Charlotte, NC                 2,025,300             18,227,759            20,253,059
Celebration Westchase                   Houston, TX                   2,204,690              7,178,480             9,383,170
Champion Oaks                           Houston, TX                     931,900              8,723,338             9,655,238
Chandler Court                          Chandler, AZ                  1,353,100             12,581,352            13,934,452
Chandler's Bay                          Kent, WA                      1,506,900             14,196,736            15,703,636
Chantecleer Lakes                       Naperville, IL                6,688,900             16,349,424            23,038,324
Chaparral                               Largo, FL                       303,100              8,919,146             9,222,246
Charter Club                            Everett, WA                   1,001,100              9,240,717            10,241,817
Chartwell Court                         Houston, TX                   1,215,400             12,820,237            14,035,637
Cherry Hill                             Seattle, WA                     700,100              6,311,281             7,011,381
Chestnut Hills                          Tacoma, WA                      756,300              6,866,289             7,622,589
Cheyenne Crest                          Colorado Springs, CO             74,050              4,739,152             4,813,202
Chimneys                                Charlotte, NC                   904,700              8,146,028             9,050,728
Cierra Crest                            Denver, CO                    4,800,600             34,831,119            39,631,719
Cimarron Ridge                          Denver, CO                    1,591,100             14,397,594            15,988,694
Clarion                                 Decatur, GA                   1,501,900             13,523,836            15,025,736
Classic, The                            Stamford, CT                  2,880,900             19,894,674            22,775,574
Cloisters On The Green                  Lexington, KY                   187,074              3,678,685             3,865,759
Club at Tanasbourne                     Hillsboro, OR                 3,520,800             16,577,111            20,097,911
Club at the Green                       Beaverton, OR                 2,030,150             12,875,716            14,905,866
Colinas Pointe                          Denver, CO                    1,587,400             14,330,052            15,917,452
Concorde Bridge                         Overland Park, KS             1,972,400             17,764,877            19,737,277
Copper Creek (WRP)                      Phoenix, AZ                   1,017,400              9,186,632            10,204,032
Copperfield (WRP)                       San Antonio, TX                 791,200              7,265,266             8,056,466
Country Brook                           Chandler, AZ                  1,505,219             29,485,866            30,991,085
Country Club I                          Silver Spring, MD             1,120,957             11,372,139            12,493,096
Country Club II                         Silver Spring, MD               852,294              8,279,388             9,131,682
Country Club Village (WRP)              Seattle, WA                   1,150,500             10,374,326            11,524,826
Country Gables                          Beaverton, OR                 1,580,500             14,449,809            16,030,309
Country Ridge                           Farmington Hills, MI          1,621,950             14,901,984            16,523,934
Countryside (WRP)                       San Antonio, TX                 667,600              6,148,542             6,816,142
Creekside Oaks                          Walnut Creek, CA              2,170,600             20,080,738            22,251,338
Creekside Village                       Mountlake Terrace, WA         2,807,600             25,890,429            28,698,029
Creekwood                               Charlotte, NC                 1,859,300             16,739,977            18,599,277
Crescent at Cherry Creek                Denver, CO                    2,592,900             15,127,785            17,720,685
Crossing at Green Valley (WRP)          Las Vegas, NV                 2,408,500             21,722,336            24,130,836
Crosswinds                              St. Petersburg, FL            1,561,200              5,789,894             7,351,094
Crown Court (WRP)                       Phoenix, AZ                   3,156,600             28,603,103            31,759,703
Crystal Creek                           Phoenix, AZ                     953,500              8,942,978             9,896,478
Crystal Village                         Attleboro, MA                 1,367,700              4,980,883             6,348,583
Cypress Point                           Las Vegas, NV                   959,690              9,113,930            10,073,620
Dartmouth Woods                         Denver, CO                    1,609,800             10,879,682            12,489,482
Dawntree                                Carrollton, TX                1,205,500             11,896,723            13,102,223
Deerwood (Corona)                       Corona, CA                    4,740,600             20,332,596            25,073,196
Deerwood (SD)                           San Diego, CA                 2,082,095             21,583,845            23,665,940
Deerwood Meadows                        Greensboro, NC                  986,743              7,655,970             8,642,713
Del Coronado                            Mesa, AZ                      1,964,400             18,029,383            19,993,783
Desert Park                             Las Vegas, NV                 1,085,400             10,032,674            11,118,074
Desert Sands                            Phoenix, AZ                   1,481,050             13,942,924            15,423,974
Doral                                   Louisville, KY                   96,607              4,191,817             4,288,424
Dos Caminos (WRP)                       Phoenix, AZ                   1,727,900             15,625,277            17,353,177
Eagle Canyon                            Chino Hills, CA               1,808,900             16,395,303            18,204,203



                                                                                                             Life Used to
                     Description                                                                                Compute
----------------------------------------------------------------------------------------------------------  Depreciation in
                                                                   Accumulated                Date of        Latest Income
Apartment Name                          Location                   Depreciation            Construction      Statement (C)
----------------------------------------------------------------------------------------------------------------------------
Catalina Shores                         Las Vegas, NV                 1,461,633                1989            30 Years
Catalina Shores (WRP)                   Las Vegas, NV                   274,961                1989            30 Years
Cedar Crest                             Overland Park, KS               887,080                1986            30 Years
Cedars, The                             Charlotte, NC                    38,641                1983            30 Years
Celebration Westchase                   Houston, TX                   1,385,691                1979            30 Years
Champion Oaks                           Houston, TX                   1,075,300                1984            30 Years
Chandler Court                          Chandler, AZ                    747,295                1987            30 Years
Chandler's Bay                          Kent, WA                      1,685,964                1989            30 Years
Chantecleer Lakes                       Naperville, IL                  117,084                1986            30 Years
Chaparral                               Largo, FL                     5,573,973                1976            30 Years
Charter Club                            Everett, WA                   1,315,175                1991            30 Years
Chartwell Court                         Houston, TX                      11,536                1995            30 Years
Cherry Hill                             Seattle, WA                     133,334                1991            30 Years
Chestnut Hills                          Tacoma, WA                      150,043                1991            30 Years
Cheyenne Crest                          Colorado Springs, CO            864,281                1984            30 Years
Chimneys                                Charlotte, NC                    70,526                1974            30 Years
Cierra Crest                            Denver, CO                       71,391                1996            30 Years
Cimarron Ridge                          Denver, CO                      308,253                1984            30 Years
Clarion                                 Decatur, GA                     111,794                1990            30 Years
Classic, The                            Stamford, CT                    175,445                1990            30 Years
Cloisters On The Green                  Lexington, KY                 2,536,077                1974            30 Years
Club at Tanasbourne                     Hillsboro, OR                   322,537                1990            30 Years
Club at the Green                       Beaverton, OR                   335,656                1991            30 Years
Colinas Pointe                          Denver, CO                      304,668                1986            30 Years
Concorde Bridge                         Overland Park, KS               145,402                1973            30 Years
Copper Creek (WRP)                      Phoenix, AZ                     193,496                1984            30 Years
Copperfield (WRP)                       San Antonio, TX                 169,373                1984            30 Years
Country Brook                           Chandler, AZ                     24,552             1986-1996          30 Years
Country Club I                          Silver Spring, MD             1,239,522                1980            30 Years
Country Club II                         Silver Spring, MD               838,309                1982            30 Years
Country Club Village (WRP)              Seattle, WA                     216,195                1991            30 Years
Country Gables                          Beaverton, OR                   397,356                1991            30 Years
Country Ridge                           Farmington Hills, MI            868,662                1986            30 Years
Countryside (WRP)                       San Antonio, TX                 143,873                1980            30 Years
Creekside Oaks                          Walnut Creek, CA                768,339                1974            30 Years
Creekside Village                       Mountlake Terrace, WA         2,981,611                1987            30 Years
Creekwood                               Charlotte, NC                   142,811             1987-1990          30 Years
Crescent at Cherry Creek                Denver, CO                      106,269                1994            30 Years
Crossing at Green Valley (WRP)          Las Vegas, NV                   459,509                1986            30 Years
Crosswinds                              St. Petersburg, FL               77,892                1986            30 Years
Crown Court (WRP)                       Phoenix, AZ                     602,508                1987            30 Years
Crystal Creek                           Phoenix, AZ                     864,913                1985            30 Years
Crystal Village                         Attleboro, MA                     7,413                1974            30 Years
Cypress Point                           Las Vegas, NV                 1,165,833                1989            30 Years
Dartmouth Woods                         Denver, CO                      316,417                1990            30 Years
Dawntree                                Carrollton, TX                1,434,699                1982            30 Years
Deerwood (Corona)                       Corona, CA                      151,497                1992            30 Years
Deerwood (SD)                           San Diego, CA                 2,905,131                1990            30 Years
Deerwood Meadows                        Greensboro, NC                1,298,270                1986            30 Years
Del Coronado                            Mesa, AZ                      1,641,724                1985            30 Years
Desert Park                             Las Vegas, NV                   782,460                1987            30 Years
Desert Sands                            Phoenix, AZ                     826,194                1982            30 Years
Doral                                   Louisville, KY                1,937,083                1972            30 Years
Dos Caminos (WRP)                       Phoenix, AZ                     328,887                1983            30 Years
Eagle Canyon                            Chino Hills, CA                 758,955                1985            30 Years

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                   Real Estate and Accumulated Depreciation
                              December 31, 1997



                                                                                                  Initial Cost to
                     Description                                                                      Company
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Building &
Apartment Name                          Location                     Encumbrances            Land                 Fixtures
-------------------------------------------------------------------------------------------------------------------------------
Eagle Rim                               Redmond, WA                             0            976,200              8,785,605
East Pointe                             Charlotte, NC                   9,634,931          1,364,100             12,276,563
Eastland on the Lake                    Columbus, OH                            0            817,400              7,356,350
Edgewood                                Woodinville, WA                 6,041,999          1,068,200              9,613,388
Emerald Place                           Bermuda Dunes, CA                       0            954,400              8,589,110
Essex Place                             Overland Park, KS                       0          1,831,900             16,486,600
Ethans Glen III                         Kansas City, MO                 2,366,364            244,100              2,197,138
Ethans Ridge  II                        Kansas City, MO                10,991,981          1,465,500             13,189,192
Ethans Ridge I                          Kansas City, MO                16,232,216          1,945,900             17,513,216
Farmington Gates                        Germantown, TN                          0            969,700              8,727,328
Firdale Village (WRP)                   Seattle, WA                             0          2,279,400             20,514,917
Flying Sun                              Phoenix, AZ                             0             87,120              2,035,537
Forest Ridge                            Arlington, TX                           0          2,339,300             21,053,447
Forest Valley (WRP)                     San Antonio, TX                         0            590,000              5,310,328
Fountain Creek                          Phoenix, AZ                             0            686,000              6,173,818
Fountain Place I                        Eden Prairie, MN               24,676,652          2,399,900             21,599,215
Fountain Place II                       Eden Prairie, MN               12,612,600          1,226,500             11,038,139
Fountainhead Combined                   San Antonio, TX                23,275,000          3,617,449             13,446,560
Fountains at Flamingo                   Las Vegas, NV                           0          3,180,900             28,628,533
Four Lakes                              Lisle, IL                      10,344,569          2,465,000             13,178,449
Four Lakes 5                            Lisle, IL                      39,680,000            600,000             16,530,115
Fox Run (AR)                            Little Rock, AR                 5,481,038            422,014              4,053,552
Fox Run (WA)                            Federal Way, WA                         0            638,500              5,746,956
Foxchase                                Grand Prairie, TX                       0            781,500              7,559,700
Frey Road                               Atlanta, GA                    19,700,000          2,464,900             22,183,783
Garden Lake                             Riverdale, GA                           0          1,464,500             13,180,548
Gatehouse at Pine Lake                  Plantation , FL                         0          1,886,200             16,975,382
Gatehouse on the Green                  Pembroke Pines, FL                      0          2,216,800             19,951,085
Gates of Redmond Combined               Redmond, WA                     9,974,725          3,603,100             18,867,454
Gateway Villas (Evans)                  Scottsdale, AZ                          0          1,431,048             14,901,923
Geary Court Yard                        San Francisco, CA              17,709,692          1,719,400             15,474,355
Georgian Woods II                       Wheaton, MD                    10,507,869          2,049,000             19,287,578
Glen Eagle                              Greenville, SC                          0            833,500              7,503,698
Glenlake                                Glendale Heights, IL           15,045,000          5,040,000             16,663,439
Glenridge                               Colorado Springs, CO                   (F)           884,688              4,466,900
Gold Pointe (WRP)                       Tacoma, WA                              0            528,800              4,759,015
Governor's Place                        Augusta, GA                             0            347,355              2,518,146
Governor's Pointe                       Roswell, GA                            (E)         3,744,000             24,480,337
Greengate                               Marietta, GA                            0            132,979              1,476,005
Greenwich Woods                         Silver Spring, MD              17,752,586          3,095,700             29,073,395
Greenwood Forest                        Little Rock, AR                 3,562,675            559,038              1,736,549
Greenwood Village (Evans)               Tempe, AZ                              (P)         2,118,781             17,222,332
Grey Eagle                              Greenville, SC                          0            725,200              6,527,253
Habitat                                 Orlando, FL                             0            600,000                494,032
Hammock's Place                         Miami, FL                              (F)           319,080             12,216,608
Hampton Green                           San Antonio, TX                         0          1,561,830              2,962,670
Hamptons (WRP)                          Tacoma, WA                      6,025,964          1,119,200             10,072,905
Harborview                              San Pedro, CA                  12,510,709          6,400,000             12,608,900
Harbour Landing                         Corpus Christi, TX                      0            761,600              6,854,524
Harrison Park (Evans)                   Tucson, AZ                             (P)         1,265,094             16,314,580
Hathaway                                Long Beach, CA                          0          2,512,200             22,609,720
Hawthorne (Evans)                       Phoenix, AZ                             0          2,697,050             15,669,963
Hearthstone                             San Antonio, TX                         0          1,035,700              3,375,132
Heritage Park (WRP)                     Oklahoma City, OK                       0          1,325,600             11,941,770
Heron Cove                              Coral Springs, FL                       0            823,000              7,997,360

                                                                            Cost Capitalized
                                                                              Subsequent to
                                                                               Acquisition
                     Description                                         (Improvements, net) (I)
------------------------------------------------------------------------------------------------------------
                                                                                           Building &
Apartment Name                          Location                        Land                Fixtures
------------------------------------------------------------------------------------------------------------
Eagle Rim                               Redmond, WA                     1,600                 370,746
East Pointe                             Charlotte, NC                   1,800                 869,258
Eastland on the Lake                    Columbus, OH                        0                   8,979
Edgewood                                Woodinville, WA                 1,900                 362,053
Emerald Place                           Bermuda Dunes, CA               2,100                 539,453
Essex Place                             Overland Park, KS               3,500               1,503,929
Ethans Glen III                         Kansas City, MO                     0                      (0)
Ethans Ridge  II                        Kansas City, MO                     0                       0
Ethans Ridge I                          Kansas City, MO                     0                       0
Farmington Gates                        Germantown, TN                      0                       0
Firdale Village (WRP)                   Seattle, WA                         0                  92,426
Flying Sun                              Phoenix, AZ                       100                 178,012
Forest Ridge                            Arlington, TX                  23,400                 893,265
Forest Valley (WRP)                     San Antonio, TX                     0                  33,906
Fountain Creek                          Phoenix, AZ                       500                 233,154
Fountain Place I                        Eden Prairie, MN                    0                       0
Fountain Place II                       Eden Prairie, MN                    0                       0
Fountainhead Combined                   San Antonio, TX                     0               1,317,395
Fountains at Flamingo                   Las Vegas, NV                   2,200                 543,785
Four Lakes                              Lisle, IL                           0               6,778,000
Four Lakes 5                            Lisle, IL                           0               3,193,317
Fox Run (AR)                            Little Rock, AR                     0               4,873,142
Fox Run (WA)                            Federal Way, WA                 1,200                 430,801
Foxchase                                Grand Prairie, TX                   0                 187,368
Frey Road                               Atlanta, GA                     2,300                 957,611
Garden Lake                             Riverdale, GA                       0                     182
Gatehouse at Pine Lake                  Plantation , FL                10,400                 303,635
Gatehouse on the Green                  Pembroke Pines, FL             11,400                 336,832
Gates of Redmond Combined               Redmond, WA                         0                      (0)
Gateway Villas (Evans)                  Scottsdale, AZ                      0                       0
Geary Court Yard                        San Francisco, CA                   0                       0
Georgian Woods II                       Wheaton, MD                     4,400               1,573,039
Glen Eagle                              Greenville, SC                      0                   2,898
Glenlake                                Glendale Heights. IL              500                   4,136
Glenridge                               Colorado Springs, CO              100                 577,000
Gold Pointe (WRP)                       Tacoma, WA                          0                   3,634
Governor's Place                        Augusta, GA                         0                 845,541
Governor's Pointe                       Roswell, GA                     1,300                  32,433
Greengate                               Marietta, GA                        0               1,186,277
Greenwich Woods                         Silver Spring, MD               5,300               1,686,629
Greenwood Forest                        Little Rock, AR                     0               2,705,648
Greenwood Village (Evans)               Tempe, AZ                           0                       0
Grey Eagle                              Greenville, SC                      0                   2,105
Habitat                                 Orlando, FL                         0               5,792,585
Hammock's Place                         Miami, FL                         100                 699,083
Hampton Green                           San Antonio, TX                     0               1,997,624
Hamptons (WRP)                          Tacoma, WA                          0                  62,118
Harborview                              San Pedro, CA                   2,400                  97,863
Harbour Landing                         Corpus Christi, TX              3,400                 844,168
Harrison Park (Evans)                   Tucson, AZ                          0                       0
Hathaway                                Long Beach, CA                    300                 362,145
Hawthorne (Evans)                       Phoenix, AZ                         0                       0
Hearthstone                             San Antonio, TX                   100                 358,136
Heritage Park (WRP)                     Oklahoma City, OK                   0                  52,391
Heron Cove                              Coral Springs, FL                   0                 529,581


                                                                            Gross Amount Carried
                                                                                at Close of
                     Description                                              Period 12/31/97
-------------------------------------------------------------------------------------------------------------------------------
                                                                                           Building &
Apartment Name                          Location                         Land             Fixtures (A)            Total (B)
-------------------------------------------------------------------------------------------------------------------------------
Eagle Rim                               Redmond, WA                     977,800              9,156,351            10,134,151
East Pointe                             Charlotte, NC                 1,365,900             13,145,821            14,511,721
Eastland on the Lake                    Columbus, OH                    817,400              7,365,329             8,182,729
Edgewood                                Woodinville, WA               1,070,100              9,975,441            11,045,541
Emerald Place                           Bermuda Dunes, CA               956,500              9,128,563            10,085,063
Essex Place                             Overland Park, KS             1,835,400             17,990,529            19,825,929
Ethans Glen III                         Kansas City, MO                 244,100              2,197,138             2,441,238
Ethans Ridge  II                        Kansas City, MO               1,465,500             13,189,192            14,654,692
Ethans Ridge I                          Kansas City, MO               1,945,900             17,513,216            19,459,116
Farmington Gates                        Germantown, TN                  969,700              8,727,328             9,697,028
Firdale Village (WRP)                   Seattle, WA                   2,279,400             20,607,343            22,886,743
Flying Sun                              Phoenix, AZ                      87,220              2,213,549             2,300,769
Forest Ridge                            Arlington, TX                 2,362,700             21,946,712            24,309,412
Forest Valley (WRP)                     San Antonio, TX                 590,000              5,344,234             5,934,234
Fountain Creek                          Phoenix, AZ                     686,500              6,406,972             7,093,472
Fountain Place I                        Eden Prairie, MN              2,399,900             21,599,215            23,999,115
Fountain Place II                       Eden Prairie, MN              1,226,500             11,038,139            12,264,639
Fountainhead Combined                   San Antonio, TX               3,617,449             14,763,955            18,381,404
Fountains at Flamingo                   Las Vegas, NV                 3,183,100             29,172,318            32,355,418
Four Lakes                              Lisle, IL                     2,465,000             19,956,449            22,421,449
Four Lakes 5                            Lisle, IL                       600,000             19,723,432            20,323,432
Fox Run (AR)                            Little Rock, AR                 422,014              8,926,694             9,348,708
Fox Run (WA)                            Federal Way, WA                 639,700              6,177,757             6,817,457
Foxchase                                Grand Prairie, TX               781,500              7,747,067             8,528,567
Frey Road                               Atlanta, GA                   2,467,200             23,141,394            25,608,594
Garden Lake                             Riverdale, GA                 1,464,500             13,180,730            14,645,230
Gatehouse at Pine Lake                  Plantation , FL               1,896,600             17,279,017            19,175,617
Gatehouse on the Green                  Pembroke Pines, FL            2,228,200             20,287,917            22,516,117
Gates of Redmond Combined               Redmond, WA                   3,603,100             18,867,454            22,470,554
Gateway Villas (Evans)                  Scottsdale, AZ                1,431,048             14,901,923            16,332,971
Geary Court Yard                        San Francisco, CA             1,719,400             15,474,355            17,193,755
Georgian Woods II                       Wheaton, MD                   2,053,400             20,860,617            22,914,017
Glen Eagle                              Greenville, SC                  833,500              7,506,596             8,340,096
Glenlake                                Glendale Heights. IL          5,040,500             16,667,575            21,708,075
Glenridge                               Colorado Springs, CO            884,788              5,043,900             5,928,688
Gold Pointe (WRP)                       Tacoma, WA                      528,800              4,762,649             5,291,449
Governor's Place                        Augusta, GA                     347,355              3,363,687             3,711,042
Governor's Pointe                       Roswell, GA                   3,745,300             24,512,770            28,258,070
Greengate                               Marietta, GA                    132,979              2,662,282             2,795,261
Greenwich Woods                         Silver Spring, MD             3,101,000             30,760,024            33,861,024
Greenwood Forest                        Little Rock, AR                 559,038              4,442,197             5,001,235
Greenwood Village (Evans)               Tempe, AZ                     2,118,781             17,222,332            19,341,113
Grey Eagle                              Greenville, SC                  725,200              6,529,358             7,254,558
Habitat                                 Orlando, FL                     600,000              6,286,617             6,886,617
Hammock's Place                         Miami, FL                       319,180             12,915,691            13,234,871
Hampton Green                           San Antonio, TX               1,561,830              4,960,294             6,522,124
Hamptons (WRP)                          Tacoma, WA                    1,119,200             10,135,023            11,254,223
Harborview                              San Pedro, CA                 6,402,400             12,706,763            19,109,163
Harbour Landing                         Corpus Christi, TX              765,000              7,698,692             8,463,692
Harrison Park (Evans)                   Tucson, AZ                    1,265,094             16,314,580            17,579,674
Hathaway                                Long Beach, CA                2,512,500             22,971,865            25,484,365
Hawthorne (Evans)                       Phoenix, AZ                   2,697,050             15,669,963            18,367,013
Hearthstone                             San Antonio, TX               1,035,800              3,733,268             4,769,068
Heritage Park (WRP)                     Oklahoma City, OK             1,325,600             11,994,161            13,319,761
Heron Cove                              Coral Springs, FL               823,000              8,526,941             9,349,941



                                                                                                             Life Used to
                     Description                                                                                Compute
----------------------------------------------------------------------------------------------------------  Depreciation in
                                                                   Accumulated                Date of        Latest Income
Apartment Name                          Location                   Depreciation            Construction      Statement (C)
----------------------------------------------------------------------------------------------------------------------------
Eagle Rim                               Redmond, WA                   1,077,791              1986-88           30 Years
East Pointe                             Charlotte, NC                 1,966,632                1987            30 Years
Eastland on the Lake                    Columbus, OH                     70,714                1973            30 Years
Edgewood                                Woodinville, WA               1,195,349                1986            30 Years
Emerald Place                           Bermuda Dunes, CA             1,350,476                1988            30 Years
Essex Place                             Overland Park, KS             2,450,711              1970-84           30 Years
Ethans Glen III                         Kansas City, MO                   4,694                1990            30 Years
Ethans Ridge  II                        Kansas City, MO                  27,725                1990            30 Years
Ethans Ridge I                          Kansas City, MO                  36,736                1988            30 Years
Farmington Gates                        Germantown, TN                   18,719                1976            30 Years
Firdale Village (WRP)                   Seattle, WA                     440,440                1986            30 Years
Flying Sun                              Phoenix, AZ                     424,499                1983            30 Years
Forest Ridge                            Arlington, TX                 1,328,842              1984/85           30 Years
Forest Valley (WRP)                     San Antonio, TX                 122,414                1983            30 Years
Fountain Creek                          Phoenix, AZ                     606,748                1984            30 Years
Fountain Place I                        Eden Prairie, MN                 44,795                1989            30 Years
Fountain Place II                       Eden Prairie, MN                 22,795                1989            30 Years
Fountainhead Combined                   San Antonio, TX               5,588,082             1985/1987          30 Years
Fountains at Flamingo                   Las Vegas, NV                 3,311,794              1989-91           30 Years
Four Lakes                              Lisle, IL                     9,091,003             1968/1988*         30 Years
Four Lakes 5                            Lisle, IL                     6,372,664             1968/1988*         30 Years
Fox Run (AR)                            Little Rock, AR               4,858,010                1974            30 Years
Fox Run (WA)                            Federal Way, WA                 769,830                1988            30 Years
Foxchase                                Grand Prairie, TX               141,655                1983            30 Years
Frey Road                               Atlanta, GA                   2,841,384                1985            30 Years
Garden Lake                             Riverdale, GA                   111,552                1991            30 Years
Gatehouse at Pine Lake                  Plantation , FL                 653,865                1990            30 Years
Gatehouse on the Green                  Pembroke Pines, FL              760,545                1990            30 Years
Gates of Redmond Combined               Redmond, WA                     259,422           1979/1982-1989       30 Years
Gateway Villas (Evans)                  Scottsdale, AZ                   12,822                1995            30 Years
Geary Court Yard                        San Francisco, CA                31,439                1990            30 Years
Georgian Woods II                       Wheaton, MD                   2,317,407                1967            30 Years
Glen Eagle                              Greenville, SC                   64,798                1990            30 Years
Glenlake                                Glendale Heights. IL              3,350                1988            30 Years
Glenridge                               Colorado Springs, CO            867,818                1985            30 Years
Gold Pointe (WRP)                       Tacoma, WA                      100,860                1990            30 Years
Governor's Place                        Augusta, GA                   2,157,305                1972            30 Years
Governor's Pointe                       Roswell, GA                     149,002             1982-1986          30 Years
Greengate                               Marietta, GA                  1,392,136                1971            30 Years
Greenwich Woods                         Silver Spring, MD             3,449,631                1967            30 Years
Greenwood Forest                        Little Rock, AR               2,447,887                1975            30 Years
Greenwood Village (Evans)               Tempe, AZ                        15,417                1984            30 Years
Grey Eagle                              Greenville, SC                   55,944                1991            30 Years
Habitat                                 Orlando, FL                   3,869,251                1974            30 Years
Hammock's Place                         Miami, FL                     1,988,058                1986            30 Years
Hampton Green                           San Antonio, TX                 963,905                1979            30 Years
Hamptons (WRP)                          Tacoma, WA                      222,665                1991            30 Years
Harborview                              San Pedro, CA                   411,773                1985            30 Years
Harbour Landing                         Corpus Christi, TX            1,164,132                1985            30 Years
Harrison Park (Evans)                   Tucson, AZ                       14,484                1985            30 Years
Hathaway                                Long Beach, CA                1,913,780                1987            30 Years
Hawthorne (Evans)                       Phoenix, AZ                      14,721                1996            30 Years
Hearthstone                             San Antonio, TX                 682,606                1982            30 Years
Heritage Park (WRP)                     Oklahoma City, OK               278,231                1983            30 Years
Heron Cove                              Coral Springs, FL             1,009,310                1987            30 Years

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                   Real Estate and Accumulated Depreciation
                              December 31, 1997



                                                                                                  Initial Cost to
                     Description                                                                      Company
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Building &
Apartment Name                          Location                     Encumbrances            Land                 Fixtures
-------------------------------------------------------------------------------------------------------------------------------
Heron Landing (K)                       Lauderhill, FL                          0            707,100              6,363,784
Heron Pointe                            Boynton Beach, FL                       0          1,546,700              7,883,775
Heron Run                               Plantation, FL                          0            917,800              8,854,001
Hickory Ridge                           Greenville, SC                          0            285,800              2,571,956
Hidden Oaks                             Cary, NC                                0          1,176,200             10,593,460
Hidden Palms                            Tampa, FL                              (E)         2,048,000              6,365,313
Hidden Valley Club                      Ann Arbor, MI                           0            915,000              7,583,653
Highland Creste (WRP)                   Seattle, WA                             0            935,200              8,416,381
Highland Grove                          Stone Mt., GA                           0          1,665,700             14,996,293
Highland Point (WRP)                    Denver, CO                              0          1,631,900             14,686,971
Highline Oaks                           Denver, CO                      7,100,000          1,055,000              9,651,649
Holcomb Bridge                          Atlanta, GA                     9,545,000          2,142,400             19,281,704
Hollyview                               Silver Springs, MD                      0            189,000              1,484,475
Hunter's Glen                           Chesterfield, MO                        0            913,500              8,221,026
Hunter's Green                          Fort Worth, TX                         (F)           524,200              3,404,622
Hunters Ridge/South Pointe              St. Louis, MO                  18,890,250          1,950,000             17,521,575
Huntington Hollow                       Tulsa, OK                               0            668,600              6,017,211
Huntington Park                         Everett, WA                             0          1,594,500             14,350,001
Idlewood                                Indianapolis, IN                       (E)         2,560,000             11,456,641
Indian Bend                             Phoenix, AZ                             0          1,072,500              9,652,385
Indian Tree                             Arvada, CO                              0            881,125              4,868,332
Indigo Springs                          Kent, WA                        8,075,846          1,270,000             11,438,562
Invitational (WRP)                      Oklahoma City, OK                       0          1,153,000             10,385,325
Ironwood at the Ranch                   Wesminster, CO                  5,985,000          1,493,300             13,439,783
Isle at Arrowhead Ranch                 Glendale, AZ                            0          1,650,237             19,733,360
Ivy Place (L)                           Atlanta, GA                             0            793,200              7,139,200
James Street Crossing                   Kent, WA                       16,395,379          2,078,600             18,707,436
Jefferson at Walnut Creek               Austin, TX                             (E)         2,736,000             14,581,785
Junipers At Yarmouth                    Yarmouth, ME                            0          1,350,000              7,807,113
Kempton Downs                           Gresham, OR                             0          1,182,200             10,639,993
Keystone                                Austin, TX                      2,907,322            498,000              4,482,306
Kingsport                               Alexandria, VA                          0          1,262,250             11,454,606
Kingswood Manor                         San Antonio, TX                         0            293,900              2,061,996
Kirby Place                             Houston, TX                            (E)         3,620,000             25,898,825
Knight's Castle (Boulder Creek)         Wilsonville, OR                         0          3,552,000             11,462,403
La Costa Brava (Jax)                    Jacksonville, FL (J)                    0            835,757              4,964,681
La Costa Brava (ORL)                    Orlando, FL                             0            206,626              1,380,505
La Mariposa (Evans)                     Mesa, AZ                               (P)         2,047,539             12,426,243
La Mirage                               San Diego, CA                           0          6,005,200            122,982,486
La Reserve (Evans)                      Oro Valley, AZ                         (P)         3,264,562              4,923,865
La Valencia (Evans)                     Mesa, AZ                                0          3,553,350             20,498,635
Ladera (Evans)                          Mesa, AZ                                0          2,978,879             20,598,113
Lake In The Woods (MI)                  Ypsilanti, MI                           0          1,859,625             16,314,064
Lakeville Resort                        Petaluma, CA                   20,655,022          2,734,100             24,773,523
Lakewood Oaks                           Dallas, TX                              0          1,630,200             14,671,813
Landera (WRP)                           San Antonio, TX                         0            766,300              6,896,811
Lands End                               Pacifica, CA                            0          1,824,500             16,423,435
Larkspur Woods                          Sacramento, CA                         (E)         5,800,000             14,512,065
Laurel Ridge                            Chapel Hill, NC                         0            160,000              1,752,118
Lincoln Green I                         San Antonio, TX                         0            947,366              2,133,002
Lincoln Green II                        San Antonio, TX                         0          1,052,340              5,828,311
Lincoln Green III                       San Antonio, TX                         0            536,010              2,069,688
Lincoln Harbor                          Ft. Lauderdale, FL             10,000,000          7,454,900             14,879,369
Lincoln Heights                         Quincy, MA                              0          5,925,000             33,575,000
Little Cottonwoods                      Tempe, AZ                              (P)         3,050,133             26,981,993

                                                                            Cost Capitalized
                                                                              Subsequent to
                                                                               Acquisition
                     Description                                         (Improvements, net) (I)
-----------------------------------------------------------------------------------------------------------
                                                                                           Building &
Apartment Name                          Location                        Land                Fixtures
-----------------------------------------------------------------------------------------------------------
Heron Landing (K)                       Lauderhill, FL                  4,700                 336,641
Heron Pointe                            Boynton Beach, FL                   0                       0
Heron Run                               Plantation, FL                      0                 647,809
Hickory Ridge                           Greenville, SC                      0                     596
Hidden Oaks                             Cary, NC                            0                       0
Hidden Palms                            Tampa, FL                         900                  12,391
Hidden Valley Club                      Ann Arbor, MI                       0                 821,697
Highland Creste (WRP)                   Seattle, WA                         0                 207,838
Highland Grove                          Stone Mt., GA                       0                      (0)
Highland Point (WRP)                    Denver, CO                          0                  39,774
Highline Oaks                           Denver, CO                      2,400                  72,496
Holcomb Bridge                          Atlanta, GA                       900                 946,475
Hollyview                               Silver Springs, MD              1,000                   9,281
Hunter's Glen                           Chesterfield, MO                1,700                 306,971
Hunter's Green                          Fort Worth, TX                    100                 748,534
Hunters Ridge/South Pointe              St. Louis, MO                   4,200                 126,860
Huntington Hollow                       Tulsa, OK                           0                  28,729
Huntington Park                         Everett, WA                     3,000                 532,840
Idlewood                                Indianapolis, IN                  900                  25,500
Indian Bend                             Phoenix, AZ                     3,200                 528,384
Indian Tree                             Arvada, CO                        100                 437,701
Indigo Springs                          Kent, WA                          500                 193,475
Invitational (WRP)                      Oklahoma City, OK                   0                  56,332
Ironwood at the Ranch                   Wesminster, CO                      0                 105,395
Isle at Arrowhead Ranch                 Glendale, AZ                        0                       0
Ivy Place (L)                           Atlanta, GA                     9,750                 259,057
James Street Crossing                   Kent, WA                            0                       0
Jefferson at Walnut Creek               Austin, TX                        900                  24,307
Junipers At Yarmouth                    Yarmouth, ME                    3,200                 166,009
Kempton Downs                           Gresham, OR                    35,149                 859,655
Keystone                                Austin, TX                        500                 469,658
Kingsport                               Alexandria, VA                      0               1,576,439
Kingswood Manor                         San Antonio, TX                   100                 365,009
Kirby Place                             Houston, TX                       900                  12,991
Knight's Castle (Boulder Creek)         Wilsonville, OR                 1,500                 222,776
La Costa Brava (Jax)                    Jacksonville, FL (J)                0               5,955,711
La Costa Brava (ORL)                    Orlando, FL                         0               5,329,782
La Mariposa (Evans)                     Mesa, AZ                            0                       0
La Mirage                               San Diego, CA                       0                       0
La Reserve (Evans)                      Oro Valley, AZ                      0                       0
La Valencia (Evans)                     Mesa, AZ                            0                       0
Ladera (Evans)                          Mesa, AZ                            0                       0
Lake In The Woods (MI)                  Ypsilanti, MI                       0               5,853,066
Lakeville Resort                        Petaluma, CA                    2,400                 109,861
Lakewood Oaks                           Dallas, TX                      1,400                 648,829
Landera (WRP)                           San Antonio, TX                     0                  45,632
Lands End                               Pacifica, CA                    1,200                 450,898
Larkspur Woods                          Sacramento, CA                  1,300                  21,647
Laurel Ridge                            Chapel Hill, NC                     0               2,938,512
Lincoln Green I                         San Antonio, TX                     0               3,711,030
Lincoln Green II                        San Antonio, TX                     0                      (0)
Lincoln Green III                       San Antonio, TX                     0                       0
Lincoln Harbor                          Ft. Lauderdale, FL                  0                      (0)
Lincoln Heights                         Quincy, MA                          0                       0
Little Cottonwoods                      Tempe, AZ                           0                       0


                                                                            Gross Amount Carried
                                                                                at Close of
                     Description                                              Period 12/31/97
-------------------------------------------------------------------------------------------------------------------------------
                                                                                           Building &
Apartment Name                          Location                         Land             Fixtures (A)            Total (B)
-------------------------------------------------------------------------------------------------------------------------------
Heron Landing (K)                       Lauderhill, FL                  711,800              6,700,425             7,412,225
Heron Pointe                            Boynton Beach, FL             1,546,700              7,883,775             9,430,475
Heron Run                               Plantation, FL                  917,800              9,501,810            10,419,610
Hickory Ridge                           Greenville, SC                  285,800              2,572,552             2,858,352
Hidden Oaks                             Cary, NC                      1,176,200             10,593,460            11,769,660
Hidden Palms                            Tampa, FL                     2,048,900              6,377,704             8,426,604
Hidden Valley Club                      Ann Arbor, MI                   915,000              8,405,350             9,320,350
Highland Creste (WRP)                   Seattle, WA                     935,200              8,624,219             9,559,419
Highland Grove                          Stone Mt., GA                 1,665,700             14,996,293            16,661,993
Highland Point (WRP)                    Denver, CO                    1,631,900             14,726,745            16,358,645
Highline Oaks                           Denver, CO                    1,057,400              9,724,145            10,781,545
Holcomb Bridge                          Atlanta, GA                   2,143,300             20,228,179            22,371,479
Hollyview                               Silver Springs, MD              190,000              1,493,756             1,683,756
Hunter's Glen                           Chesterfield, MO                915,200              8,527,997             9,443,197
Hunter's Green                          Fort Worth, TX                  524,300              4,153,156             4,677,456
Hunters Ridge/South Pointe              St. Louis, MO                 1,954,200             17,648,435            19,602,635
Huntington Hollow                       Tulsa, OK                       668,600              6,045,940             6,714,540
Huntington Park                         Everett, WA                   1,597,500             14,882,841            16,480,341
Idlewood                                Indianapolis, IN              2,560,900             11,482,141            14,043,041
Indian Bend                             Phoenix, AZ                   1,075,700             10,180,769            11,256,469
Indian Tree                             Arvada, CO                      881,225              5,306,033             6,187,258
Indigo Springs                          Kent, WA                      1,270,500             11,632,037            12,902,537
Invitational (WRP)                      Oklahoma City, OK             1,153,000             10,441,657            11,594,657
Ironwood at the Ranch                   Wesminster, CO                1,493,300             13,545,178            15,038,478
Isle at Arrowhead Ranch                 Glendale, AZ                  1,650,237             19,733,360            21,383,597
Ivy Place (L)                           Atlanta, GA                     802,950              7,398,257             8,201,207
James Street Crossing                   Kent, WA                      2,078,600             18,707,436            20,786,036
Jefferson at Walnut Creek               Austin, TX                    2,736,900             14,606,092            17,342,992
Junipers At Yarmouth                    Yarmouth, ME                  1,353,200              7,973,121             9,326,321
Kempton Downs                           Gresham, OR                   1,217,349             11,499,648            12,716,997
Keystone                                Austin, TX                      498,500              4,951,964             5,450,464
Kingsport                               Alexandria, VA                1,262,250             13,031,045            14,293,295
Kingswood Manor                         San Antonio, TX                 294,000              2,427,005             2,721,005
Kirby Place                             Houston, TX                   3,620,900             25,911,816            29,532,716
Knight's Castle (Boulder Creek)         Wilsonville, OR               3,553,500             11,685,178            15,238,678
La Costa Brava (Jax)                    Jacksonville, FL (J)            835,757             10,920,392            11,756,149
La Costa Brava (ORL)                    Orlando, FL                     206,626              6,710,287             6,916,913
La Mariposa (Evans)                     Mesa, AZ                      2,047,539             12,426,243            14,473,782
La Mirage                               San Diego, CA                 6,005,200            122,982,486           128,987,686
La Reserve (Evans)                      Oro Valley, AZ                3,264,562              4,923,865             8,188,427
La Valencia (Evans)                     Mesa, AZ                      3,553,350             20,498,635            24,051,985
Ladera (Evans)                          Mesa, AZ                      2,978,879             20,598,113            23,576,992
Lake In The Woods (MI)                  Ypsilanti, MI                 1,859,625             22,167,130            24,026,755
Lakeville Resort                        Petaluma, CA                  2,736,500             24,883,384            27,619,884
Lakewood Oaks                           Dallas, TX                    1,631,600             15,320,642            16,952,242
Landera (WRP)                           San Antonio, TX                 766,300              6,942,443             7,708,743
Lands End                               Pacifica, CA                  1,825,700             16,874,333            18,700,033
Larkspur Woods                          Sacramento, CA                5,801,300             14,533,712            20,335,012
Laurel Ridge                            Chapel Hill, NC                 160,000              4,690,630             4,850,630
Lincoln Green I                         San Antonio, TX                 947,366              5,844,032             6,791,398
Lincoln Green II                        San Antonio, TX               1,052,340              5,828,311             6,880,651
Lincoln Green III                       San Antonio, TX                 536,010              2,069,688             2,605,698
Lincoln Harbor                          Ft. Lauderdale, FL            7,454,900             14,879,369            22,334,269
Lincoln Heights                         Quincy, MA                    5,925,000             33,575,000            39,500,000
Little Cottonwoods                      Tempe, AZ                     3,050,133             26,981,993            30,032,126



                                                                                                             Life Used to
                     Description                                                                                Compute
----------------------------------------------------------------------------------------------------------  Depreciation in
                                                                   Accumulated                Date of        Latest Income
Apartment Name                          Location                   Depreciation            Construction      Statement (C)
----------------------------------------------------------------------------------------------------------------------------
Heron Landing (K)                       Lauderhill, FL                  470,034                1988            30 Years
Heron Pointe                            Boynton Beach, FL               115,301                1989            30 Years
Heron Run                               Plantation, FL                1,097,027                1987            30 Years
Hickory Ridge                           Greenville, SC                   23,136                1968            30 Years
Hidden Oaks                             Cary, NC                         90,488                1988            30 Years
Hidden Palms                            Tampa, FL                        42,474                1986            30 Years
Hidden Valley Club                      Ann Arbor, MI                 4,474,589                1973            30 Years
Highland Creste (WRP)                   Seattle, WA                     199,033                1989            30 Years
Highland Grove                          Stone Mt., GA                   125,202                1988            30 Years
Highland Point (WRP)                    Denver, CO                      317,666                1984            30 Years
Highline Oaks                           Denver, CO                      192,711                1986            30 Years
Holcomb Bridge                          Atlanta, GA                   2,525,354                1985            30 Years
Hollyview                               Silver Springs, MD                4,178                1965            30 Years
Hunter's Glen                           Chesterfield, MO                402,678                1985            30 Years
Hunter's Green                          Fort Worth, TX                  731,261                1981            30 Years
Hunters Ridge/South Pointe              St. Louis, MO                   350,101             1986-1987          30 Years
Huntington Hollow                       Tulsa, OK                       145,857                1981            30 Years
Huntington Park                         Everett, WA                   2,087,851                1991            30 Years
Idlewood                                Indianapolis, IN                 72,537                1991            30 Years
Indian Bend                             Phoenix, AZ                   1,368,573                1973            30 Years
Indian Tree                             Arvada, CO                    1,041,993                1983            30 Years
Indigo Springs                          Kent, WA                        322,845                1991            30 Years
Invitational (WRP)                      Oklahoma City, OK               237,275                1983            30 Years
Ironwood at the Ranch                   Wesminster, CO                  287,752                1986            30 Years
Isle at Arrowhead Ranch                 Glendale, AZ                     16,870                1996            30 Years
Ivy Place (L)                           Atlanta, GA                      432,030               1978            30 Years
James Street Crossing                   Kent, WA                          38,781               1989            30 Years
Jefferson at Walnut Creek               Austin, TX                        90,510               1994            30 Years
Junipers At Yarmouth                    Yarmouth, ME                     220,554               1970            30 Years
Kempton Downs                           Gresham, OR                    1,120,921               1990            30 Years
Keystone                                Austin, TX                       526,567               1981            30 Years
Kingsport                               Alexandria, VA                 1,476,716               1986            30 Years
Kingswood Manor                         San Antonio, TX                  422,154               1983            30 Years
Kirby Place                             Houston, TX                      153,938               1994            30 Years
Knight's Castle (Boulder Creek)         Wilsonville, OR                  311,992               1991            30 Years
La Costa Brava (Jax)                    Jacksonville, FL (J)           5,943,831            1970/1973          30 Years
La Costa Brava (ORL)                    Orlando, FL                    3,556,803               1967            30 Years
La Mariposa (Evans)                     Mesa, AZ                          11,619               1986            30 Years
La Mirage                               San Diego, CA                  1,942,957            1988/1992          30 Years
La Reserve (Evans)                      Oro Valley, AZ                     7,043               1988            30 Years
La Valencia (Evans)                     Mesa, AZ                          19,275               1998            30 Years
Ladera (Evans)                          Mesa, AZ                          18,460               1995            30 Years
Lake In The Woods (MI)                  Ypsilanti, MI                 11,131,520               1969            30 Years
Lakeville Resort                        Petaluma, CA                   1,073,613               1984            30 Years
Lakewood Oaks                           Dallas, TX                     1,887,694               1987            30 Years
Landera (WRP)                           San Antonio, TX                  153,078               1983            30 Years
Lands End                               Pacifica, CA                     936,029               1974            30 Years
Larkspur Woods                          Sacramento, CA                   102,811            1989/1993          30 Years
Laurel Ridge                            Chapel Hill, NC                2,145,136               1975            30 Years
Lincoln Green I                         San Antonio, TX                2,613,354            1984/1986          30 Years
Lincoln Green II                        San Antonio, TX                2,132,722            1984/1986          30 Years
Lincoln Green III                       San Antonio, TX                  781,318            1984/1986          30 Years
Lincoln Harbor                          Ft. Lauderdale, FL               405,336               1989            30 Years
Lincoln Heights                         Quincy, MA                        30,600               1991            30 Years
Little Cottonwoods                      Tempe, AZ                         23,773               1984            30 Years

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                   Real Estate and Accumulated Depreciation
                              December 31, 1997



                                                                                                  Initial Cost to
                     Description                                                                      Company
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Building &
Apartment Name                          Location                     Encumbrances            Land                 Fixtures
-------------------------------------------------------------------------------------------------------------------------------
Lodge (OK), The                         Tulsa, OK                               0            313,571              2,677,951
Lodge (TX), The                         San Antonio, TX                         0          1,363,636              5,496,784
Longwood                                Decatur, GA                             0          1,452,000             13,067,523
Mallard Cove                            Greenville, SC                          0            803,700              7,233,160
Mallgate                                Louisville, KY                          0                  0              6,162,515
Marbrisa                                Tampa, FL                               0            811,500              7,303,334
Marina Club                             Fort Worth, TX                          0            781,000              7,028,588
Mariners Wharf                          Orange Park, FL                         0          1,858,800             16,733,097
Marks (WRP)                             Denver, CO                     21,085,000          4,928,500             44,356,994
Marquessa (Evans)                       Corona Hills, CA               18,169,122          6,888,500             21,767,775
Martha Lake (WRP)                       Seattle, WA                             0            823,200              7,409,199
Marymont (MD)                           Laurel, MD                              0          1,901,800             17,116,593
Maxwell House                           Augusta, GA                             0            216,000              1,846,772
McAlpine Ridge                          Charlotte, NC                           0          1,283,400             11,550,225
Meadow Creek                            Tigard, OR                      8,595,327          1,298,100             11,682,684
Meadows in the Park                     Birmingham, AL                          0          1,000,000              8,525,000
Meadows on the Lake                     Birmingham, AL                          0          1,000,000              8,521,175
Merril Creek (WRP)                      Tacoma, WA                              0            814,200              7,327,478
Merrimac Woods                          Costa Mesa, CA                          0            673,300              6,059,722
Metropolitan Park (WRP)                 Seattle, WA                             0            493,200              4,438,977
Mill Village                            Randolph, MA                            0          6,200,000             13,249,725
Mirador (Evans)                         Phoenix, AZ                             0          2,597,518             23,368,137
Miramonte                               Scottsdale, AZ                          0          1,132,500              8,846,622
Mission Palms                           Tucson, AZ                              0          2,023,400             18,210,383
Morningside (Evans)                     Scottsdale, AZ                         (P)           670,470             12,591,349
Mountain Park Ranch                     Phoenix, AZ                            (Q)         1,662,332             18,223,755
Mountain Run (WRP)                      Albuquerque, NM                         0          2,023,400             20,735,983
Mountain Terrace                        Stevenson Ranch, CA                     0          3,977,200             35,794,729
Newport Cove                            Henderson, NV                           0            698,700              6,288,245
Newport Heights                         Seattle, WA                             0            390,700              3,516,229
North Creek Heights                     Seattle, WA                             0            753,800              6,784,170
North Hill                              Atlanta, GA                    16,428,599          2,520,000             18,501,949
Northampton 1                           Largo, MD                      13,194,809          1,843,200             17,318,363
Northampton 2                           Largo, MD                               0          1,494,100             14,279,723
Northgate Village                       San Antonio, TX                         0            660,000              5,753,724
Northlake (FL)                          Jacksonville, FL                        0          1,166,000             10,494,125
Northwoods Village                      Cary, NC                               (E)         1,368,000             11,443,857
Oak Mill 2                              Germantown, MD                  9,507,486            854,000              8,187,169
Oak Park North                          Agoura Hills, CA                       (O)         1,706,500             15,358,942
Oak Park South                          Agoura Hills, CA                       (O)         1,683,400             15,150,835
Oaks of Lakebridge                      Ormond Beach, FL                        0            413,700              3,742,503
Ocean Walk                              Key West, FL                   21,099,078          2,834,900             25,517,673
Olentangy Joint Venture                 Columbus, OH                            0          3,032,336             20,862,191
One Eton Square                         Tulsa, OK                               0          1,570,100             14,130,762
Orange Grove Village                    Tucson, AZ                             (P)         1,813,154             14,867,839
Orchard of Landen                       Maineville, OH                         (E)         2,496,000             17,720,225
Orchard Ridge                           Seattle, WA                             0            482,600              4,343,826
Overlook                                San Antonio, TX                         0          1,100,000              9,900,000
Paces Station/ Paces on the Green       Atlanta, GA                             0          4,801,500             32,630,170
Panther Ridge (WRP)                     Seattle, WA                             0          1,055,800              9,501,841
Paradise Pointe                         Dania, FL                               0          1,493,800             13,452,161
Park Knoll                              Atlanta, GA                             0          2,904,500             26,140,219
Park Meadow (Evans)                     Gilbert, AZ                            (P)           835,217             15,094,226
Park Place I & II                       Plymouth, MN                   17,820,599          2,428,200             21,853,006
Park West                               Austin, TX                              0            648,605              4,541,683

                                                                            Cost Capitalized
                                                                              Subsequent to
                                                                               Acquisition
                     Description                                         (Improvements, net) (I)
-----------------------------------------------------------------------------------------------------------
                                                                                           Building &
Apartment Name                          Location                        Land                Fixtures
-----------------------------------------------------------------------------------------------------------
Lodge (OK), The                         Tulsa, OK                           0                 893,076
Lodge (TX), The                         San Antonio, TX                     0               3,582,672
Longwood                                Decatur, GA                     2,048                 364,818
Mallard Cove                            Greenville, SC                  9,650                 282,242
Mallgate                                Louisville, KY                      0               3,857,169
Marbrisa                                Tampa, FL                       2,000                 210,354
Marina Club                             Fort Worth, TX                  3,269               1,581,230
Mariners Wharf                          Orange Park, FL                     0                   2,285
Marks (WRP)                             Denver, CO                          0                 419,868
Marquessa (Evans)                       Corona Hills, CA                    0                       0
Martha Lake (WRP)                       Seattle, WA                         0                  17,730
Marymont (MD)                           Laurel, MD                      2,000                 539,218
Maxwell House                           Augusta, GA                         0                 723,153
McAlpine Ridge                          Charlotte, NC                     600                 589,390
Meadow Creek                            Tigard, OR                      1,000                 750,229
Meadows in the Park                     Birmingham, AL                      0                       0
Meadows on the Lake                     Birmingham, AL                      0                       0
Merril Creek (WRP)                      Tacoma, WA                          0                  11,830
Merrimac Woods                          Costa Mesa, CA                  2,400                 138,194
Metropolitan Park (WRP)                 Seattle, WA                         0                  34,772
Mill Village                            Randolph, MA                    2,900                 131,810
Mirador (Evans)                         Phoenix, AZ                         0                       0
Miramonte                               Scottsdale, AZ                      0                       0
Mission Palms                           Tucson, AZ                          0                  89,971
Morningside (Evans)                     Scottsdale, AZ                      0                       0
Mountain Park Ranch                     Phoenix, AZ                         0                       0
Mountain Run (WRP)                      Albuquerque, NM               280,600                  82,948
Mountain Terrace                        Stevenson Ranch, CA             1,800                 209,401
Newport Cove                            Henderson, NV                   1,600                 840,955
Newport Heights                         Seattle, WA                       500                 233,100
North Creek Heights                     Seattle, WA                         0                  40,015
North Hill                              Atlanta, GA                     5,000                  65,715
Northampton 1                           Largo, MD                           0               1,398,297
Northampton 2                           Largo, MD                      19,400               1,134,141
Northgate Village                       San Antonio, TX                   100                 428,995
Northlake (FL)                          Jacksonville, FL                    0                      (0)
Northwoods Village                      Cary, NC                          900                  17,260
Oak Mill 2                              Germantown, MD                    133                 748,473
Oak Park North                          Agoura Hills, CA                  400                  90,433
Oak Park South                          Agoura Hills, CA                  400                 144,685
Oaks of Lakebridge                      Ormond Beach, FL                2,100                 451,071
Ocean Walk                              Key West, FL                        0                      (0)
Olentangy Joint Venture                 Columbus, OH                        0               8,151,199
One Eton Square                         Tulsa, OK                           0                 199,151
Orange Grove Village                    Tucson, AZ                          0                       0
Orchard of Landen                       Maineville, OH                  1,300                  18,489
Orchard Ridge                           Seattle, WA                     3,000                 186,875
Overlook                                San Antonio, TX                   200                  59,744
Paces Station/ Paces on the Green       Atlanta, GA                         0                       0
Panther Ridge (WRP)                     Seattle, WA                         0                  94,493
Paradise Pointe                         Dania, FL                           0               1,369,517
Park Knoll                              Atlanta, GA                     4,300               1,390,997
Park Meadow (Evans)                     Gilbert, AZ                         0                       0
Park Place I & II                       Plymouth, MN                    7,400                 649,815
Park West                               Austin, TX                        100                 543,341


                                                                            Gross Amount Carried
                                                                                at Close of
                     Description                                              Period 12/31/97
-------------------------------------------------------------------------------------------------------------------------------
                                                                                           Building &
Apartment Name                          Location                         Land             Fixtures (A)            Total (B)
-------------------------------------------------------------------------------------------------------------------------------
Lodge (OK), The                         Tulsa, OK                       313,571              3,571,027             3,884,598
Lodge (TX), The                         San Antonio, TX               1,363,636              9,079,456            10,443,092
Longwood                                Decatur, GA                   1,454,048             13,432,341            14,886,389
Mallard Cove                            Greenville, SC                  813,350              7,515,402             8,328,752
Mallgate                                Louisville, KY                        0             10,019,684            10,019,684
Marbrisa                                Tampa, FL                       813,500              7,513,688             8,327,188
Marina Club                             Fort Worth, TX                  784,269              8,609,818             9,394,087
Mariners Wharf                          Orange Park, FL               1,858,800             16,735,382            18,594,182
Marks (WRP)                             Denver, CO                    4,928,500             44,776,862            49,705,362
Marquessa (Evans)                       Corona Hills, CA              6,888,500             21,767,775            28,656,275
Martha Lake (WRP)                       Seattle, WA                     823,200              7,426,929             8,250,129
Marymont (MD)                           Laurel, MD                    1,903,800             17,655,811            19,559,611
Maxwell House                           Augusta, GA                     216,000              2,569,925             2,785,925
McAlpine Ridge                          Charlotte, NC                 1,284,000             12,139,615            13,423,615
Meadow Creek                            Tigard, OR                    1,299,100             12,432,913            13,732,013
Meadows in the Park                     Birmingham, AL                1,000,000              8,525,000             9,525,000
Meadows on the Lake                     Birmingham, AL                1,000,000              8,521,175             9,521,175
Merril Creek (WRP)                      Tacoma, WA                      814,200              7,339,308             8,153,508
Merrimac Woods                          Costa Mesa, CA                  675,700              6,197,915             6,873,615
Metropolitan Park (WRP)                 Seattle, WA                     493,200              4,473,749             4,966,949
Mill Village                            Randolph, MA                  6,202,900             13,381,535            19,584,435
Mirador (Evans)                         Phoenix, AZ                   2,597,518             23,368,137            25,965,655
Miramonte                               Scottsdale, AZ                1,132,500              8,846,622             9,979,122
Mission Palms                           Tucson, AZ                    2,023,400             18,300,354            20,323,754
Morningside (Evans)                     Scottsdale, AZ                  670,470             12,591,349            13,261,819
Mountain Park Ranch                     Phoenix, AZ                   1,662,332             18,223,755            19,886,087
Mountain Run (WRP)                      Albuquerque, NM               2,304,000             20,818,931            23,122,931
Mountain Terrace                        Stevenson Ranch, CA           3,979,000             36,004,130            39,983,130
Newport Cove                            Henderson, NV                   700,300              7,129,200             7,829,500
Newport Heights                         Seattle, WA                     391,200              3,749,329             4,140,529
North Creek Heights                     Seattle, WA                     753,800              6,824,185             7,577,985
North Hill                              Atlanta, GA                   2,525,000             18,567,664            21,092,664
Northampton 1                           Largo, MD                     1,843,200             18,716,660            20,559,860
Northampton 2                           Largo, MD                     1,513,500             15,413,864            16,927,364
Northgate Village                       San Antonio, TX                 660,100              6,182,719             6,842,819
Northlake (FL)                          Jacksonville, FL              1,166,000             10,494,125            11,660,125
Northwoods Village                      Cary, NC                      1,368,900             11,461,117            12,830,017
Oak Mill 2                              Germantown, MD                  854,133              8,935,642             9,789,775
Oak Park North                          Agoura Hills, CA              1,706,900             15,449,375            17,156,275
Oak Park South                          Agoura Hills, CA              1,683,800             15,295,520            16,979,320
Oaks of Lakebridge                      Ormond Beach, FL                415,800              4,193,574             4,609,374
Ocean Walk                              Key West, FL                  2,834,900             25,517,673            28,352,573
Olentangy Joint Venture                 Columbus, OH                  3,032,336             29,013,390            32,045,726
One Eton Square                         Tulsa, OK                     1,570,100             14,329,913            15,900,013
Orange Grove Village                    Tucson, AZ                    1,813,154             14,867,839            16,680,993
Orchard of Landen                       Maineville, OH                2,497,300             17,738,714            20,236,014
Orchard Ridge                           Seattle, WA                     485,600              4,530,701             5,016,301
Overlook                                San Antonio, TX               1,100,200              9,959,744            11,059,944
Paces Station/ Paces on the Green       Atlanta, GA                   4,801,500             32,630,170            37,431,670
Panther Ridge (WRP)                     Seattle, WA                   1,055,800              9,596,334            10,652,134
Paradise Pointe                         Dania, FL                     1,493,800             14,821,678            16,315,478
Park Knoll                              Atlanta, GA                   2,908,800             27,531,216            30,440,016
Park Meadow (Evans)                     Gilbert, AZ                     835,217             15,094,226            15,929,443
Park Place I & II                       Plymouth, MN                  2,435,600             22,502,821            24,938,421
Park West                               Austin, TX                      648,705              5,085,024             5,733,729



                                                                                                             Life Used to
                     Description                                                                                Compute
----------------------------------------------------------------------------------------------------------  Depreciation in
                                                                   Accumulated                Date of        Latest Income
Apartment Name                          Location                   Depreciation            Construction      Statement (C)
----------------------------------------------------------------------------------------------------------------------------
Lodge (OK), The                         Tulsa, OK                      1,958,126               1979            30 Years
Lodge (TX), The                         San Antonio, TX                3,068,584              1979(#)          30 Years
Longwood                                Decatur, GA                    1,832,622               1992            30 Years
Mallard Cove                            Greenville, SC                   438,174               1983            30 Years
Mallgate                                Louisville, KY                 5,986,361               1969            30 Years
Marbrisa                                Tampa, FL                        356,644               1984            30 Years
Marina Club                             Fort Worth, TX                 1,212,618               1987            30 Years
Mariners Wharf                          Orange Park, FL                  138,521               1989            30 Years
Marks (WRP)                             Denver, CO                       935,337               1987            30 Years
Marquessa (Evans)                       Corona Hills, CA                  22,579               1992            30 Years
Martha Lake (WRP)                       Seattle, WA                      159,637               1991            30 Years
Marymont (MD)                           Laurel, MD                     2,040,482             1987-88           30 Years
Maxwell House                           Augusta, GA                    1,098,947               1951            30 Years
McAlpine Ridge                          Charlotte, NC                  1,381,439             1989-90           30 Years
Meadow Creek                            Tigard, OR                     1,511,374               1985            30 Years
Meadows in the Park                     Birmingham, AL                    12,178               1986            30 Years
Meadows on the Lake                     Birmingham, AL                    12,178               1987            30 Years
Merril Creek (WRP)                      Tacoma, WA                       157,161               1994            30 Years
Merrimac Woods                          Costa Mesa, CA                   291,450               1970            30 Years
Metropolitan Park (WRP)                 Seattle, WA                       94,680               1991            30 Years
Mill Village                            Randolph, MA                      20,408            1971/1977          30 Years
Mirador (Evans)                         Phoenix, AZ                       20,506               1995            30 Years
Miramonte                               Scottsdale, AZ                     8,002               1983            30 Years
Mission Palms                           Tucson, AZ                       392,022               1980            30 Years
Morningside (Evans)                     Scottsdale, AZ                    10,468               1989            30 Years
Mountain Park Ranch                     Phoenix, AZ                       15,697               1994            30 Years
Mountain Run (WRP)                      Albuquerque, NM                  451,625               1985            30 Years
Mountain Terrace                        Stevenson Ranch, CA            1,297,678               1992            30 Years
Newport Cove                            Henderson, NV                  1,194,422               1983            30 Years
Newport Heights                         Seattle, WA                      468,798               1985            30 Years
North Creek Heights                     Seattle, WA                      144,788               1990            30 Years
North Hill                              Atlanta, GA                      220,601               1984            30 Years
Northampton 1                           Largo, MD                      2,346,885               1977            30 Years
Northampton 2                           Largo, MD                      1,559,004               1988            30 Years
Northgate Village                       San Antonio, TX                1,176,859               1984            30 Years
Northlake (FL)                          Jacksonville, FL                  89,530               1989            30 Years
Northwoods Village                      Cary, NC                          82,552               1986            30 Years
Oak Mill 2                              Germantown, MD                   923,107               1985            30 Years
Oak Park North                          Agoura Hills, CA               1,184,275               1990            30 Years
Oak Park South                          Agoura Hills, CA               1,265,504               1989            30 Years
Oaks of Lakebridge                      Ormond Beach, FL                 691,385               1984            30 Years
Ocean Walk                              Key West, FL                      51,779               1990            30 Years
Olentangy Joint Venture                 Columbus, OH                  16,047,783               1972            30 Years
One Eton Square                         Tulsa, OK                        321,009               1985            30 Years
Orange Grove Village                    Tucson, AZ                        13,983            1986/1995          30 Years
Orchard of Landen                       Maineville, OH                   126,481            1985/1988          30 Years
Orchard Ridge                           Seattle, WA                      595,509               1988            30 Years
Overlook                                San Antonio, TX                  234,278               1985            30 Years
Paces Station/ Paces on the Green       Atlanta, GA                      411,876          1984-1988/1989       30 Years
Panther Ridge (WRP)                     Seattle, WA                      212,607               1980            30 Years
Paradise Pointe                         Dania, FL                      1,864,192             1987-90           30 Years
Park Knoll                              Atlanta, GA                    3,979,207               1983            30 Years
Park Meadow (Evans)                     Gilbert, AZ                       12,704               1986            30 Years
Park Place I & II                       Plymouth, MN                   1,130,133               1986            30 Years
Park West                               Austin, TX                       819,900               1985            30 Years

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                   Real Estate and Accumulated Depreciation
                              December 31, 1997



                                                                                                  Initial Cost to
                     Description                                                                      Company
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Building &
Apartment Name                          Location                     Encumbrances            Land                 Fixtures
-------------------------------------------------------------------------------------------------------------------------------
Park West (CA)                          Los Angeles, CA                         0          3,033,300             27,299,323
Parkridge Place                         Las Colinas, TX                         0          6,430,800             17,073,584
Parkview Terrace                        Redlands, CA                   22,650,000          4,969,200             35,650,329
Parkwood East (WRP)                     Fort Collins, CO                        0          1,644,000             14,796,301
Pine Harbour                            Orlando, FL                             0          1,661,000             14,948,625
Pine Meadow                             Greensboro, NC                  4,852,620            719,300              6,474,036
Pines at Cloverlane                     Pittsfield Township, MI                 0          1,906,600             17,159,269
Pines of Springdale                     West Palm Beach, FL                     0            471,200              4,240,800
Plum Tree Park (WRP)                    Seattle, WA                             0          1,133,400             10,200,420
Pointe at South Mountain                Phoenix, AZ                             0          2,228,800             20,058,955
Pointe East                             Redmond, WA                             0            601,800              5,416,489
Port Royale                             Ft. Lauderdale, FL                      0          1,752,100             15,769,281
Port Royale II                          Ft. Lauderdale, FL                      0          1,015,700              9,141,355
Portofino (Evans)                       Chino Hills, CA                         0          3,572,400             14,627,241
Preakness                               Antioch, TN                            (E)         1,560,000              7,653,521
Preserve at Squaw Peak                  Phoenix, AZ                            (P)           517,788              8,518,393
Preston Bend                            Dallas, TX                      8,719,000          1,083,000              9,925,055
Preston in Willowbend                   Plano, TX                               0            872,500              7,852,675
Preston Lake                            Atlanta, GA                             0          1,430,900             12,877,986
Promenade Terrace                       Corona Hills, CA               16,221,259          2,281,000             20,529,476
Promontory Pointe 1 & 2                 Phoenix, AZ                            (P)         2,355,509             30,388,237
Pueblo Villas                           Albuquerque, NM                         0            854,300              7,688,783
Quail Cove (WRP)                        Salt Lake City, UT                      0          2,271,800             20,446,430
Raindance (WRP)                         Oklahoma City, OK                       0          1,147,600             10,341,301
Rancho Murietta (Evans)                 Tempe, AZ                               0          1,766,282             17,548,512
Ravens Crest                            Plainsboro, NJ                         (O)         4,673,000             42,057,149
Redlands Lawn and Tennis                Redlands, CA                   24,050,000          4,822,320             26,312,144
Reflections at the Lakes                Las Vegas, NV                           0          1,896,000             17,063,715
Regatta (WRP)                           San Antonio, TX                         0            818,500              7,366,677
Regency Palms                           Huntington Beach, CA                    0          1,856,500             16,708,950
Regency Woods                           Des Moines, IA                  6,351,345            745,100              6,705,430
Registry (WRP)                          Denver, CO                              0          1,303,100             11,727,649
Reserve Square Combined                 Cleveland, OH                           0          2,618,352             23,565,022
Ridgegate (WRP)                         Seattle, WA                             0            805,800              7,251,986
Ridgemont/Mountain Brook                Chattanooga, TN                         0          1,472,000             13,505,272
Ridgetop (WRP)                          Tacoma, WA                              0            811,500                221,000
Ridgetree I & II                        Dallas, TX                              0          2,094,600             18,851,177
Ridgeway Commons                        Memphis, TN                             0            568,400              5,115,501
Ridgewood Village                       San Diego, CA                           0          5,760,000             14,019,345
Rincon                                  Houston, TX                             0          4,400,000             16,725,229
River Bend                              Tampa, FL                               0            602,945              2,161,915
River Oak                               Louisville, KY                          0          1,253,900             11,285,573
Riverside Park                          Tulsa, OK                              (E)         1,440,000             12,374,977
Rock Creek                              Corrboro, NC                            0            895,100              8,056,360
Rosehill Pointe                         Lenexa, KS                              0          2,073,400             18,660,475
Roswell                                 Atlanta, GA                     8,100,000          1,217,500             10,957,845
Royal Oak                               Eagan, MN                      13,148,135          1,598,200             14,383,478
Sabal Palm                              Pompano Beach, FL                       0          3,536,000             20,167,175
Sabal Pointe (M)                        Coral Springs, FL                       0          1,941,900             17,477,592
Saddle Creek                            Carrollton, TX                          0            703,300              6,329,899
Saddle Ridge                            Loudoun County, VA                      0          1,351,800             12,165,984
San Tropez (WRP)                        Phoenix, AZ                             0          2,738,000             24,641,839
Sawgrass Cove                           Bradenton, FL                           0          1,671,200             15,041,179
Scottsdale Courtyards                   Scottsdale, AZ                         (P)         2,979,269             25,007,146
Scottsdale Meadows                      Scottsdale, AZ                          0          1,512,000             11,382,507

                                                                            Cost Capitalized
                                                                              Subsequent to
                                                                               Acquisition
                     Description                                         (Improvements, net) (I)
-----------------------------------------------------------------------------------------------------------
                                                                                           Building &
Apartment Name                          Location                        Land                Fixtures
-----------------------------------------------------------------------------------------------------------
Park West (CA)                          Los Angeles, CA                   100                 425,857
Parkridge Place                         Las Colinas, TX                     0                      (0)
Parkview Terrace                        Redlands, CA                        0                       0
Parkwood East (WRP)                     Fort Collins, CO                    0                  26,384
Pine Harbour                            Orlando, FL                     3,300                 837,768
Pine Meadow                             Greensboro, NC                  1,350                 254,030
Pines at Cloverlane                     Pittsfield Township, MI         1,200               2,825,711
Pines of Springdale                     West Palm Beach, FL             2,667                 457,139
Plum Tree Park (WRP)                    Seattle, WA                         0                  42,215
Pointe at South Mountain                Phoenix, AZ                         0                  80,664
Pointe East                             Redmond, WA                       800                 135,313
Port Royale                             Ft. Lauderdale, FL              2,100                 521,095
Port Royale II                          Ft. Lauderdale, FL              6,500                 298,668
Portofino (Evans)                       Chino Hills, CA                     0                       0
Preakness                               Antioch, TN                     1,300                  21,698
Preserve at Squaw Peak                  Phoenix, AZ                         0                       0
Preston Bend                            Dallas, TX                      2,200                  52,194
Preston in Willowbend                   Plano, TX                           0               1,355,716
Preston Lake                            Atlanta, GA                    34,993               1,027,970
Promenade Terrace                       Corona Hills, CA                1,800                 191,484
Promontory Pointe 1 & 2                 Phoenix, AZ                         0                       0
Pueblo Villas                           Albuquerque, NM                 1,300                 188,040
Quail Cove (WRP)                        Salt Lake City, UT                  0                  88,480
Raindance (WRP)                         Oklahoma City, OK                   0                  45,344
Rancho Murietta (Evans)                 Tempe, AZ                           0                       0
Ravens Crest                            Plainsboro, NJ                  2,850               1,590,420
Redlands Lawn and Tennis                Redlands, CA                        0                       0
Reflections at the Lakes                Las Vegas, NV                       0                  42,277
Regatta (WRP)                           San Antonio, TX                     0                  25,844
Regency Palms                           Huntington Beach, CA              900                 315,425
Regency Woods                           Des Moines, IA                      0                       0
Registry (WRP)                          Denver, CO                          0                  22,556
Reserve Square Combined                 Cleveland, OH                     500               9,291,751
Ridgegate (WRP)                         Seattle, WA                         0                 107,187
Ridgemont/Mountain Brook                Chattanooga, TN                 5,200                 122,414
Ridgetop (WRP)                          Tacoma, WA                          0               7,097,213
Ridgetree I & II                        Dallas, TX                     20,600               1,125,099
Ridgeway Commons                        Memphis, TN                         0                       0
Ridgewood Village                       San Diego, CA                       0                       0
Rincon                                  Houston, TX                     1,700                  29,725
River Bend                              Tampa, FL                           0               2,070,955
River Oak                               Louisville, KY                      0                       0
Riverside Park                          Tulsa, OK                         900                  12,033
Rock Creek                              Corrboro, NC                      600                  77,277
Rosehill Pointe                         Lenexa, KS                     19,600               1,281,269
Roswell                                 Atlanta, GA                     2,500                 646,187
Royal Oak                               Eagan, MN                           0                      (0)
Sabal Palm                              Pompano Beach, FL               2,000                 219,699
Sabal Pointe (M)                        Coral Springs, FL               9,700                 247,208
Saddle Creek                            Carrollton, TX                  4,800               2,989,706
Saddle Ridge                            Loudoun County, VA             13,000                 255,748
San Tropez (WRP)                        Phoenix, AZ                         0                  68,367
Sawgrass Cove                           Bradenton, FL                   2,950                 950,843
Scottsdale Courtyards                   Scottsdale, AZ                      0                       0
Scottsdale Meadows                      Scottsdale, AZ                      0                       0


                                                                            Gross Amount Carried
                                                                                at Close of
                     Description                                              Period 12/31/97
-------------------------------------------------------------------------------------------------------------------------------
                                                                                           Building &
Apartment Name                          Location                         Land             Fixtures (A)            Total (B)
-------------------------------------------------------------------------------------------------------------------------------
Park West (CA)                          Los Angeles, CA               3,033,400             27,725,180            30,758,580
Parkridge Place                         Las Colinas, TX               6,430,800             17,073,584            23,504,384
Parkview Terrace                        Redlands, CA                  4,969,200             35,650,329            40,619,529
Parkwood East (WRP)                     Fort Collins, CO              1,644,000             14,822,685            16,466,685
Pine Harbour                            Orlando, FL                   1,664,300             15,786,393            17,450,693
Pine Meadow                             Greensboro, NC                  720,650              6,728,066             7,448,716
Pines at Cloverlane                     Pittsfield Township, MI       1,907,800             19,984,980            21,892,780
Pines of Springdale                     West Palm Beach, FL             473,867              4,697,939             5,171,806
Plum Tree Park (WRP)                    Seattle, WA                   1,133,400             10,242,635            11,376,035
Pointe at South Mountain                Phoenix, AZ                   2,228,800             20,139,619            22,368,419
Pointe East                             Redmond, WA                     602,600              5,551,802             6,154,402
Port Royale                             Ft. Lauderdale, FL            1,754,200             16,290,376            18,044,576
Port Royale II                          Ft. Lauderdale, FL            1,022,200              9,440,023            10,462,223
Portofino (Evans)                       Chino Hills, CA               3,572,400             14,627,241            18,199,641
Preakness                               Antioch, TN                   1,561,300              7,675,219             9,236,519
Preserve at Squaw Peak                  Phoenix, AZ                     517,788              8,518,393             9,036,181
Preston Bend                            Dallas, TX                    1,085,200              9,977,249            11,062,449
Preston in Willowbend                   Plano, TX                       872,500              9,208,391            10,080,891
Preston Lake                            Atlanta, GA                   1,465,893             13,905,956            15,371,849
Promenade Terrace                       Corona Hills, CA              2,282,800             20,720,960            23,003,760
Promontory Pointe 1 & 2                 Phoenix, AZ                   2,355,509             30,388,237            32,743,746
Pueblo Villas                           Albuquerque, NM                 855,600              7,876,823             8,732,423
Quail Cove (WRP)                        Salt Lake City, UT            2,271,800             20,534,910            22,806,710
Raindance (WRP)                         Oklahoma City, OK             1,147,600             10,386,645            11,534,245
Rancho Murietta (Evans)                 Tempe, AZ                     1,766,282             17,548,512            19,314,794
Ravens Crest                            Plainsboro, NJ                4,675,850             43,647,569            48,323,419
Redlands Lawn and Tennis                Redlands, CA                  4,822,320             26,312,144            31,134,464
Reflections at the Lakes                Las Vegas, NV                 1,896,000             17,105,992            19,001,992
Regatta (WRP)                           San Antonio, TX                 818,500              7,392,520             8,211,020
Regency Palms                           Huntington Beach, CA          1,857,400             17,024,375            18,881,775
Regency Woods                           Des Moines, IA                  745,100              6,705,430             7,450,530
Registry (WRP)                          Denver, CO                    1,303,100             11,750,205            13,053,305
Reserve Square Combined                 Cleveland, OH                 2,618,852             32,856,773            35,475,625
Ridgegate (WRP)                         Seattle, WA                     805,800              7,359,173             8,164,973
Ridgemont/Mountain Brook                Chattanooga, TN               1,477,200             13,627,686            15,104,886
Ridgetop (WRP)                          Tacoma, WA                      811,500              7,318,213             8,129,713
Ridgetree I & II                        Dallas, TX                    2,115,200             19,976,276            22,091,476
Ridgeway Commons                        Memphis, TN                     568,400              5,115,501             5,683,901
Ridgewood Village                       San Diego, CA                 5,760,000             14,019,345            19,779,345
Rincon                                  Houston, TX                   4,401,700             16,754,954            21,156,654
River Bend                              Tampa, FL                       602,945              4,232,870             4,835,815
River Oak                               Louisville, KY                1,253,900             11,285,573            12,539,473
Riverside Park                          Tulsa, OK                     1,440,900             12,387,010            13,827,910
Rock Creek                              Corrboro, NC                    895,700              8,133,637             9,029,337
Rosehill Pointe                         Lenexa, KS                    2,093,000             19,941,744            22,034,744
Roswell                                 Atlanta, GA                   1,220,000             11,604,032            12,824,032
Royal Oak                               Eagan, MN                     1,598,200             14,383,478            15,981,678
Sabal Palm                              Pompano Beach, FL             3,538,000             20,386,874            23,924,874
Sabal Pointe (M)                        Coral Springs, FL             1,951,600             17,724,799            19,676,399
Saddle Creek                            Carrollton, TX                  708,100              9,319,605            10,027,705
Saddle Ridge                            Loudoun County, VA            1,364,800             12,421,732            13,786,532
San Tropez (WRP)                        Phoenix, AZ                   2,738,000             24,710,205            27,448,205
Sawgrass Cove                           Bradenton, FL                 1,674,150             15,992,022            17,666,172
Scottsdale Courtyards                   Scottsdale, AZ                2,979,269             25,007,146            27,986,415
Scottsdale Meadows                      Scottsdale, AZ                1,512,000             11,382,507            12,894,507



                                                                                                             Life Used to
                     Description                                                                                Compute
----------------------------------------------------------------------------------------------------------  Depreciation in
                                                                   Accumulated                Date of        Latest Income
Apartment Name                          Location                   Depreciation            Construction      Statement (C)
----------------------------------------------------------------------------------------------------------------------------
Park West (CA)                          Los Angeles, CA                2,327,056             1987/90           30 Years
Parkridge Place                         Las Colinas, TX                   72,945               1985            30 Years
Parkview Terrace                        Redlands, CA                      32,340               1986            30 Years
Parkwood East (WRP)                     Fort Collins, CO                 314,010               1986            30 Years
Pine Harbour                            Orlando, FL                    2,228,205               1991            30 Years
Pine Meadow                             Greensboro, NC                   391,654               1974            30 Years
Pines at Cloverlane                     Pittsfield Township, MI        1,526,711             1975-79           30 Years
Pines of Springdale                     West Palm Beach, FL              675,625            1985/87(x)         30 Years
Plum Tree Park (WRP)                    Seattle, WA                      218,141               1991            30 Years
Pointe at South Mountain                Phoenix, AZ                      427,547               1988            30 Years
Pointe East                             Redmond, WA                      631,778               1988            30 Years
Port Royale                             Ft. Lauderdale, FL             1,855,727               1988            30 Years
Port Royale II                          Ft. Lauderdale, FL               648,784               1991            30 Years
Portofino (Evans)                       Chino Hills, CA                   14,186               1989            30 Years
Preakness                               Antioch, TN                       58,736               1986            30 Years
Preserve at Squaw Peak                  Phoenix, AZ                        7,128               1990            30 Years
Preston Bend                            Dallas, TX                       199,067               1986            30 Years
Preston in Willowbend                   Plano, TX                      1,380,925               1985            30 Years
Preston Lake                            Atlanta, GA                    2,017,909             1984-86           30 Years
Promenade Terrace                       Corona Hills, CA               1,088,860               1990            30 Years
Promontory Pointe 1 & 2                 Phoenix, AZ                       25,964            1984/1996          30 Years
Pueblo Villas                           Albuquerque, NM                  431,289               1975            30 Years
Quail Cove (WRP)                        Salt Lake City, UT               441,451               1987            30 Years
Raindance (WRP)                         Oklahoma City, OK                251,597               1984            30 Years
Rancho Murietta (Evans)                 Tempe, AZ                         15,488               1983            30 Years
Ravens Crest                            Plainsboro, NJ                 5,422,677               1984            30 Years
Redlands Lawn and Tennis                Redlands, CA                      25,069               1986            30 Years
Reflections at the Lakes                Las Vegas, NV                    364,317               1989            30 Years
Regatta (WRP)                           San Antonio, TX                  163,257               1983            30 Years
Regency Palms                           Huntington Beach, CA           1,135,696               1969            30 Years
Regency Woods                           Des Moines, IA                    14,880               1986            30 Years
Registry (WRP)                          Denver, CO                       248,875               1987            30 Years
Reserve Square Combined                 Cleveland, OH                  4,271,742               1973            30 Years
Ridgegate (WRP)                         Seattle, WA                      158,777               1990            30 Years
Ridgemont/Mountain Brook                Chattanooga, TN                  248,558            1987/1988          30 Years
Ridgetop (WRP)                          Tacoma, WA                       164,208               1988            30 Years
Ridgetree I & II                        Dallas, TX                     1,175,476               1983            30 Years
Ridgeway Commons                        Memphis, TN                       11,509               1970            30 Years
Ridgewood Village                       San Diego, CA                     19,152               1997            30 Years
Rincon                                  Houston, TX                      486,390               1996            30 Years
River Bend                              Tampa, FL                      3,002,362               1971            30 Years
River Oak                               Louisville, KY                    24,275               1989            30 Years
Riverside Park                          Tulsa, OK                         90,734               1994            30 Years
Rock Creek                              Corrboro, NC                     320,980               1986            30 Years
Rosehill Pointe                         Lenexa, KS                     1,238,431               1984            30 Years
Roswell                                 Atlanta, GA                    1,447,662               1985            30 Years
Royal Oak                               Eagan, MN                         29,864               1989            30 Years
Sabal Palm                              Pompano Beach, FL                459,000               1989            30 Years
Sabal Pointe (M)                        Coral Springs, FL              1,185,004               1995            30 Years
Saddle Creek                            Carrollton, TX                 1,925,906               1980            30 Years
Saddle Ridge                            Loudoun County, VA               972,500               1989            30 Years
San Tropez (WRP)                        Phoenix, AZ                      512,245               1989            30 Years
Sawgrass Cove                           Bradenton, FL                  2,143,633               1991            30 Years
Scottsdale Courtyards                   Scottsdale, AZ                    21,828               1993            30 Years
Scottsdale Meadows                      Scottsdale, AZ                    10,229               1984            30 Years

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                   Real Estate and Accumulated Depreciation
                              December 31, 1997



                                                                                                  Initial Cost to
                     Description                                                                      Company
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Building &
Apartment Name                          Location                     Encumbrances            Land                 Fixtures
-------------------------------------------------------------------------------------------------------------------------------
Sedona Ridge                            Ahwatukee, AZ                           0          5,508,000              9,700,530
Settler's Pointe (WRP)                  Salt Lake City, UT                      0          1,715,100             15,436,275
Seventh & James (WRP)                   Seattle, WA                             0            663,800              5,974,099
Shadow Brook                            Phoenix, AZ                            (P)         3,065,496             18,328,501
Sheffield Court                         Arlington, VA                           0          3,349,350             30,246,228
Shores at Andersen Springs              Chandler, AZ                           (P)         2,743,816             22,732,844
Silver Creek                            Phoenix, AZ                            (P)           712,102              6,688,724
Silver Shadow                           Las Vegas, NV                           0            952,100              8,568,921
Silver Springs (FL)                     Jacksonville, FL                        0          1,828,700             16,458,192
Silver Springs                          Tulsa, OK                               0            672,500              6,052,669
Silverwood                              Mission, KS                    11,000,000          1,230,000             11,196,244
Skyline Gateway                         Tucson, AZ                              0          1,128,400             10,155,997
Sleepy Hollow                           Kansas City, MO                12,500,000          2,193,547             13,689,443
Songbird                                San Antonio, TX                 6,844,309          1,080,500              9,724,928
Sonnet Cove I                           Lexington, KY                           0            183,407              2,422,860
Sonnet Cove II                          Lexington, KY                           0            100,000              1,108,405
Sonoran (Evans)                         Phoenix, AZ                            (P)         2,361,922             31,760,934
South Creek                             Mesa, AZ                       16,236,161          2,669,300             24,023,758
Southbank                               Mesa, AZ                                0            319,600              2,876,874
Spice Run                               Naperville, IL                          0          2,578,900             23,210,030
Spinnaker Cove                          Hermitage, TN                  14,205,000          1,420,500             12,789,873
Springs Colony                          Orlando, FL                     9,350,000            631,900              5,687,010
Springs of Country Woods                Salt Lake City, UT                      0          3,547,400             31,926,882
Sterling Point                          Denver, CO                              0            935,500              8,419,865
Stonelake Club                          Ocala, FL                               0            250,000              2,024,968
Stoney Creek                            Tacoma, WA                              0          1,215,200             10,937,144
Summer Ridge                            Riverside, CA                           0            600,500              5,404,571
Summerset Village                       Chatsworth, CA                          0          2,628,500             23,656,668
Summit at Lake Union                    Seattle, WA                             0          1,424,600             12,821,002
Summit Chase                            Coral Springs, FL                       0          1,120,000              4,413,035
Sun Creek (Evans)                       Glendale, AZ                           (P)           896,929              7,044,103
Sunny Oak Village                       Overland Park, KS                       0          2,222,600             20,003,050
Sunrise Springs                         Las Vegas, NV                           0            972,600              8,753,491
Suntree Village (Evans)                 Oro Valley, AZ                         (P)         1,571,745             13,067,845
Superstition Vista/ Heritage Point      Mesa, AZ                                0          2,307,357             28,479,012
Surprise Lake Village                   Tacoma, WA                              0          1,830,200             16,471,470
Sutton Place                            Dallas, TX                              0          1,316,500             11,848,717
Sycamore Creek                          Scottsdale, AZ                         (E)         3,150,000             19,068,201
Tamarind at Stoneridge                  Columbia, SC                            0          1,053,800              9,490,859
Tamarlane                               Portland, ME                            0            690,000              5,143,970
Tanasbourne Terrace                     Hillsboro, OR                           0          1,873,000             16,857,220
Tanglewood (OR)                         Portland, OR                            0            760,000              6,839,589
Tanglewood (VA)                         Manassas, VA                   24,855,587          2,103,400             19,559,772
Terraces at Peachtree                   Atlanta, GA                             0            582,800              5,245,560
The Arboretum                           Tucson, AZ                             (Q)         3,453,446             18,978,563
The Enclave                             Tempe, AZ                              (Q)         1,500,192             19,262,528
The Heritage                            Phoenix, AZ                            (P)         1,211,205             13,104,261
The Ingleside                           Phoenix, AZ                             0          1,203,600             10,662,988
The Legends                             Tucson, AZ                              0          2,729,788             17,866,476
The Meadows                             Mesa, AZ                                0            650,000             15,408,042
The Palms                               Phoenix, AZ                            (P)         3,285,226             11,242,231
Place, The                              Fort Myers, FL                          0            722,900              6,506,350
Seasons, The                            Boise, ID                               0            604,400              5,439,624
The Trails at Dominion                  Houston, TX                    25,859,753          2,529,000             35,693,699
The Willows                             Knoxville, TN                   8,068,889          1,100,000              9,906,909

                                                                            Cost Capitalized
                                                                              Subsequent to
                                                                               Acquisition
                     Description                                         (Improvements, net) (I)
-----------------------------------------------------------------------------------------------------------
                                                                                           Building &
Apartment Name                          Location                        Land                Fixtures
-----------------------------------------------------------------------------------------------------------
Sedona Ridge                            Ahwatukee, AZ                       0                  53,410
Settler's Pointe (WRP)                  Salt Lake City, UT                  0                  40,529
Seventh & James (WRP)                   Seattle, WA                         0                  32,273
Shadow Brook                            Phoenix, AZ                         0                       0
Sheffield Court                         Arlington, VA                       0               2,064,923
Shores at Andersen Springs              Chandler, AZ                        0                       0
Silver Creek                            Phoenix, AZ                         0                       0
Silver Shadow                           Las Vegas, NV                   1,340                 302,146
Silver Springs (FL)                     Jacksonville, FL                    0                  23,594
Silver Springs                          Tulsa, OK                           0                   8,702
Silverwood                              Mission, KS                         0                 453,320
Skyline Gateway                         Tucson, AZ                          0                  49,230
Sleepy Hollow                           Kansas City, MO                     0               1,561,709
Songbird                                San Antonio, TX                 2,000                 254,902
Sonnet Cove I                           Lexington, KY                       0               1,813,961
Sonnet Cove II                          Lexington, KY                       0                 821,113
Sonoran (Evans)                         Phoenix, AZ                         0                       0
South Creek                             Mesa, AZ                        2,000                 316,264
Southbank                               Mesa, AZ                       10,900                 344,878
Spice Run                               Naperville, IL                    800                 442,721
Spinnaker Cove                          Hermitage, TN                  41,231                 448,527
Springs Colony                          Orlando, FL                     8,500                 710,248
Springs of Country Woods                Salt Lake City, UT                  0                  71,221
Sterling Point                          Denver, CO                          0                  30,474
Stonelake Club                          Ocala, FL                         100                 388,685
Stoney Creek                            Tacoma, WA                          0                  12,395
Summer Ridge                            Riverside, CA                   1,900                  65,362
Summerset Village                       Chatsworth, CA                  2,200                 125,536
Summit at Lake Union                    Seattle, WA                         0                  81,917
Summit Chase                            Coral Springs, FL               1,700                  82,165
Sun Creek (Evans)                       Glendale, AZ                        0                       0
Sunny Oak Village                       Overland Park, KS              22,350               1,228,997
Sunrise Springs                         Las Vegas, NV                   2,700                 249,026
Suntree Village (Evans)                 Oro Valley, AZ                      0                       0
Superstition Vista/ Heritage Point      Mesa, AZ                            0                       0
Surprise Lake Village                   Tacoma, WA                          0                  85,303
Sutton Place                            Dallas, TX                     41,900               2,512,250
Sycamore Creek                          Scottsdale, AZ                    900                  13,124
Tamarind at Stoneridge                  Columbia, SC                        0                      (0)
Tamarlane                               Portland, ME                      900                  26,507
Tanasbourne Terrace                     Hillsboro, OR                   3,700                 844,799
Tanglewood (OR)                         Portland, OR                    3,000               1,073,753
Tanglewood (VA)                         Manassas, VA                    4,895               1,698,051
Terraces at Peachtree                   Atlanta, GA                       700                 399,025
The Arboretum                           Tucson, AZ                          0                       0
The Enclave                             Tempe, AZ                           0                       0
The Heritage                            Phoenix, AZ                         0                       0
The Ingleside                           Phoenix, AZ                         0                       0
The Legends                             Tucson, AZ                          0                       0
The Meadows                             Mesa, AZ                            0                       0
The Palms                               Phoenix, AZ                         0                       0
Place, The                              Fort Myers, FL                  3,340                 463,261
Seasons, The                            Boise, ID                       3,600                 296,957
The Trails at Dominion                  Houston, TX                     2,800                 299,173
The Willows                             Knoxville, TN                     500                  56,479


                                                                            Gross Amount Carried
                                                                                at Close of
                     Description                                              Period 12/31/97
-------------------------------------------------------------------------------------------------------------------------------
                                                                                           Building &
Apartment Name                          Location                         Land             Fixtures (A)            Total (B)
-------------------------------------------------------------------------------------------------------------------------------
Sedona Ridge                            Ahwatukee, AZ                 5,508,000              9,753,940            15,261,940
Settler's Pointe (WRP)                  Salt Lake City, UT            1,715,100             15,476,804            17,191,904
Seventh & James (WRP)                   Seattle, WA                     663,800              6,006,372             6,670,172
Shadow Brook                            Phoenix, AZ                   3,065,496             18,328,501            21,393,997
Sheffield Court                         Arlington, VA                 3,349,350             32,311,151            35,660,501
Shores at Andersen Springs              Chandler, AZ                  2,743,816             22,732,844            25,476,660
Silver Creek                            Phoenix, AZ                     712,102              6,688,724             7,400,826
Silver Shadow                           Las Vegas, NV                   953,440              8,871,067             9,824,507
Silver Springs (FL)                     Jacksonville, FL              1,828,700             16,481,786            18,310,486
Silver Springs                          Tulsa, OK                       672,500              6,061,371             6,733,871
Silverwood                              Mission, KS                   1,230,000             11,649,564            12,879,564
Skyline Gateway                         Tucson, AZ                    1,128,400             10,205,227            11,333,627
Sleepy Hollow                           Kansas City, MO               2,193,547             15,251,152            17,444,699
Songbird                                San Antonio, TX               1,082,500              9,979,830            11,062,330
Sonnet Cove I                           Lexington, KY                   183,407              4,236,821             4,420,228
Sonnet Cove II                          Lexington, KY                   100,000              1,929,518             2,029,518
Sonoran (Evans)                         Phoenix, AZ                   2,361,922             31,760,934            34,122,856
South Creek                             Mesa, AZ                      2,671,300             24,340,022            27,011,322
Southbank                               Mesa, AZ                        330,500              3,221,752             3,552,252
Spice Run                               Naperville, IL                2,579,700             23,652,751            26,232,451
Spinnaker Cove                          Hermitage, TN                 1,461,731             13,238,400            14,700,131
Springs Colony                          Orlando, FL                     640,400              6,397,258             7,037,658
Springs of Country Woods                Salt Lake City, UT            3,547,400             31,998,103            35,545,503
Sterling Point                          Denver, CO                      935,500              8,450,339             9,385,839
Stonelake Club                          Ocala, FL                       250,100              2,413,653             2,663,753
Stoney Creek                            Tacoma, WA                    1,215,200             10,949,539            12,164,739
Summer Ridge                            Riverside, CA                   602,400              5,469,933             6,072,333
Summerset Village                       Chatsworth, CA                2,630,700             23,782,203            26,412,903
Summit at Lake Union                    Seattle, WA                   1,424,600             12,902,919            14,327,519
Summit Chase                            Coral Springs, FL             1,121,700              4,495,200             5,616,900
Sun Creek (Evans)                       Glendale, AZ                    896,929              7,044,103             7,941,032
Sunny Oak Village                       Overland Park, KS             2,244,950             21,232,047            23,476,997
Sunrise Springs                         Las Vegas, NV                   975,300              9,002,517             9,977,817
Suntree Village (Evans)                 Oro Valley, AZ                1,571,745             13,067,845            14,639,590
Superstition Vista/ Heritage Point      Mesa, AZ                      2,307,357             28,479,012            30,786,369
Surprise Lake Village                   Tacoma, WA                    1,830,200             16,556,773            18,386,973
Sutton Place                            Dallas, TX                    1,358,400             14,360,967            15,719,367
Sycamore Creek                          Scottsdale, AZ                3,150,900             19,081,325            22,232,225
Tamarind at Stoneridge                  Columbia, SC                  1,053,800              9,490,859            10,544,659
Tamarlane                               Portland, ME                    690,900              5,170,477             5,861,377
Tanasbourne Terrace                     Hillsboro, OR                 1,876,700             17,702,019            19,578,719
Tanglewood (OR)                         Portland, OR                    763,000              7,913,342             8,676,342
Tanglewood (VA)                         Manassas, VA                  2,108,295             21,257,823            23,366,118
Terraces at Peachtree                   Atlanta, GA                     583,500              5,644,585             6,228,085
The Arboretum                           Tucson, AZ                    3,453,446             18,978,563            22,432,009
The Enclave                             Tempe, AZ                     1,500,192             19,262,528            20,762,720
The Heritage                            Phoenix, AZ                   1,211,205             13,104,261            14,315,466
The Ingleside                           Phoenix, AZ                   1,203,600             10,662,988            11,866,588
The Legends                             Tucson, AZ                    2,729,788             17,866,476            20,596,264
The Meadows                             Mesa, AZ                        650,000             15,408,042            16,058,042
The Palms                               Phoenix, AZ                   3,285,226             11,242,231            14,527,457
Place, The                              Fort Myers, FL                  726,240              6,969,611             7,695,851
Seasons, The                            Boise, ID                       608,000              5,736,581             6,344,581
The Trails at Dominion                  Houston, TX                   2,531,800             35,992,872            38,524,672
The Willows                             Knoxville, TN                 1,100,500              9,963,388            11,063,888



                                                                                                             Life Used to
                     Description                                                                                Compute
----------------------------------------------------------------------------------------------------------  Depreciation in
                                                                   Accumulated                Date of        Latest Income
Apartment Name                          Location                   Depreciation            Construction      Statement (C)
----------------------------------------------------------------------------------------------------------------------------
Sedona Ridge                            Ahwatukee, AZ                    265,997               1988            30 Years
Settler's Pointe (WRP)                  Salt Lake City, UT               329,025               1986            30 Years
Seventh & James (WRP)                   Seattle, WA                      125,673               1992            30 Years
Shadow Brook                            Phoenix, AZ                       16,746               1984            30 Years
Sheffield Court                         Arlington, VA                  3,231,742               1986            30 Years
Shores at Andersen Springs              Chandler, AZ                      20,075               1989            30 Years
Silver Creek                            Phoenix, AZ                        6,190               1986            30 Years
Silver Shadow                           Las Vegas, NV                  1,262,807               1992            30 Years
Silver Springs (FL)                     Jacksonville, FL                 142,541               1985            30 Years
Silver Springs                          Tulsa, OK                        137,860               1984            30 Years
Silverwood                              Mission, KS                    1,452,746               1986            30 Years
Skyline Gateway                         Tucson, AZ                       223,810               1985            30 Years
Sleepy Hollow                           Kansas City, MO                4,866,627               1987            30 Years
Songbird                                San Antonio, TX                  485,613               1981            30 Years
Sonnet Cove I                           Lexington, KY                  2,837,430               1972            30 Years
Sonnet Cove II                          Lexington, KY                  1,333,319               1974            30 Years
Sonoran (Evans)                         Phoenix, AZ                       27,005               1995            30 Years
South Creek                             Mesa, AZ                       1,316,091             1986-89           30 Years
Southbank                               Mesa, AZ                         499,946               1985            30 Years
Spice Run                               Naperville, IL                   882,510               1988            30 Years
Spinnaker Cove                          Hermitage, TN                    291,074               1986            30 Years
Springs Colony                          Orlando, FL                      902,698               1986            30 Years
Springs of Country Woods                Salt Lake City, UT               680,475               1982            30 Years
Sterling Point                          Denver, CO                       178,681               1979            30 Years
Stonelake Club                          Ocala, FL                        467,496               1986            30 Years
Stoney Creek                            Tacoma, WA                       235,210               1990            30 Years
Summer Ridge                            Riverside, CA                    297,826               1985            30 Years
Summerset Village                       Chatsworth, CA                 1,080,473               1985            30 Years
Summit at Lake Union                    Seattle, WA                      266,259             1995-97           30 Years
Summit Chase                            Coral Springs, FL                114,037               1985            30 Years
Sun Creek (Evans)                       Glendale, AZ                       6,593               1985            30 Years
Sunny Oak Village                       Overland Park, KS              1,197,980               1984            30 Years
Sunrise Springs                         Las Vegas, NV                  1,077,228               1989            30 Years
Suntree Village (Evans)                 Oro Valley, AZ                    12,572               1986            30 Years
Superstition Vista/ Heritage Point      Mesa, AZ                          24,680               1987            30 Years
Surprise Lake Village                   Tacoma, WA                       356,880               1986            30 Years
Sutton Place                            Dallas, TX                     2,281,510               1985            30 Years
Sycamore Creek                          Scottsdale, AZ                   136,570               1984            30 Years
Tamarind at Stoneridge                  Columbia, SC                      82,084               1985            30 Years
Tamarlane                               Portland, ME                     101,568               1986            30 Years
Tanasbourne Terrace                     Hillsboro, OR                  2,219,894             1986-89           30 Years
Tanglewood (OR)                         Portland, OR                   1,111,520               1976            30 Years
Tanglewood (VA)                         Manassas, VA                   2,379,284               1987            30 Years
Terraces at Peachtree                   Atlanta, GA                      467,119               1987            30 Years
The Arboretum                           Tucson, AZ                        18,632               1987            30 Years
The Enclave                             Tempe, AZ                         16,197               1994            30 Years
The Heritage                            Phoenix, AZ                       11,428               1995            30 Years
The Ingleside                           Phoenix, AZ                        9,271               1995            30 Years
The Legends                             Tucson, AZ                        16,518               1995            30 Years
The Meadows                             Mesa, AZ                          13,136               1984            30 Years
The Palms                               Phoenix, AZ                       11,289               1990            30 Years
Place, The                              Fort Myers, FL                   923,559               1986            30 Years
Seasons, The                            Boise, ID                        745,408               1990            30 Years
The Trails at Dominion                  Houston, TX                    1,127,962               1992            30 Years
The Willows                             Knoxville, TN                    235,907            1987-1988          30 Years

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                   Real Estate and Accumulated Depreciation
                              December 31, 1997



                                                                                                  Initial Cost to
                     Description                                                                      Company
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Building &
Apartment Name                          Location                     Encumbrances            Land                 Fixtures
-------------------------------------------------------------------------------------------------------------------------------
Tivoli Lakes Club                       Deerfield Beach, FL                     0          1,804,200             16,237,641
Town Centre III                         Laurel, MD                      6,042,201            982,300              9,301,830
Town Centre IV                          Laurel, MD                      9,595,674          1,564,200             14,787,362
Towne Centre                            Kingwood, TX                            0          1,290,000             11,517,230
Towne Square                            Chandler, AZ                            0          1,924,710             36,366,334
Trails (CO), The                        Aurora, CO                              0          1,217,800              8,525,346
Trails (NV), The                        Las Vegas, NV                           0          3,076,200             27,685,764
Trails (TX), The                        Arlington, TX                           0            616,700              5,550,590
Trail's End (WRP)                       San Antonio, TX                         0            951,300              8,561,640
Trailway Pond I                         Burnsville, MN                  4,913,909            476,800              4,291,344
Trailway Pond II                        Burnsville, MN                 11,365,354          1,104,700              9,942,611
Trinity Lakes                           Cordova, TN                            (E)         1,980,000             14,937,161
University Park                         Toledo, OH                              0             70,000                834,378
Valley Creek I                          Woodbury, MN                   12,827,815          1,622,600             14,603,730
Valley Creek II                         Woodbury, MN                   10,110,100          1,229,500             11,065,355
Via Ventura                             Phoenix, AZ                             0          1,476,500             13,288,894
Villa Encanto                           Phoenix, AZ                             0          2,884,447             22,092,558
Villa Madeira                           Phoenix, AZ                             0          1,580,000             14,219,907
Villa Manana                            Phoenix, AZ                             0            951,400              8,562,443
Villa Serenas                           Tucson, AZ                      9,274,638          2,424,900             14,418,493
Villa Solana                            Laguna Hills, CA                        0          1,663,500             14,971,366
Village at Lakewood                     Phoenix, AZ                            (Q)         3,166,411             13,811,768
Village at Seeley Lake                  Tacoma, WA                              0          2,760,400             24,843,439
Village at Tanque Verde                 Tucson, AZ                             (Q)         1,434,838              7,126,993
Village Oaks                            Austin, TX                      5,348,183          1,184,400             10,659,432
Village of Hampshire                    Toledo, OH                              0            151,912              1,320,453
Village of Newport                      Federal Way, WA                         0            414,900              3,733,899
Village of Sycamore Ridge               Memphis, TN                             0            621,300              5,591,828
Villas of Oak Creste                    San Antonio, TX                         0            905,800              8,151,738
Vinings at Ashley Lake                  Boynton Beach, FL              24,150,000          3,519,900             23,340,219
Vista Del Lago                          Mission Viejo, CA              32,003,439          4,524,400             41,357,681
Walden Wood                             Southfield, MI                  5,895,724            833,300              7,499,662
Walnut Ridge                            Little Rock, AR                 3,654,026            196,079              2,424,631
Warwick Station (WRP)                   Denver, CO                     10,223,000          2,281,900             20,537,450
Waterford (WRP)                         San Antonio, TX                         0            457,000              4,112,840
Waterford at the Lakes                  Kent, WA                                0          3,100,200             16,343,191
Watermark Square                        Portland, OR                    8,548,333          1,580,000             14,239,426
Waterstone Place                        Seattle, WA                             0          2,950,900             26,558,353
Wellington(Salant)                      Silverdale, WA                  8,264,153          1,097,300              9,876,034
Wellington Hill                         Manchester, NH                 28,625,000          1,872,500             16,852,955
Wellsford Oaks (WRP)                    Tulsa, OK                               0          1,310,500             11,794,290
Westridge (WRP)                         Tacoma, WA                              0          3,501,900             31,517,540

                                                                            Cost Capitalized
                                                                              Subsequent to
                                                                               Acquisition
                     Description                                         (Improvements, net) (I)
-----------------------------------------------------------------------------------------------------------
                                                                                           Building &
Apartment Name                          Location                        Land                Fixtures
-----------------------------------------------------------------------------------------------------------
Tivoli Lakes Club                       Deerfield Beach, FL                 0                  17,450
Town Centre III                         Laurel, MD                          0               1,337,232
Town Centre IV                          Laurel, MD                      4,700                  44,169
Towne Centre                            Kingwood, TX                    1,300                  65,714
Towne Square                            Chandler, AZ                        0                       0
Trails (CO), The                        Aurora, CO                        100               1,316,571
Trails (NV), The                        Las Vegas, NV                   3,000                 846,263
Trails (TX), The                        Arlington, TX                  21,300                 606,375
Trail's End (WRP)                       San Antonio, TX                     0                  32,719
Trailway Pond I                         Burnsville, MN                      0                      (0)
Trailway Pond II                        Burnsville, MN                      0                       0
Trinity Lakes                           Cordova, TN                     1,200                  25,292
University Park                         Toledo, OH                          0               1,437,570
Valley Creek I                          Woodbury, MN                        0                       0
Valley Creek II                         Woodbury, MN                        0                       0
Via Ventura                             Phoenix, AZ                     9,600               4,422,615
Villa Encanto                           Phoenix, AZ                         0                       0
Villa Madeira                           Phoenix, AZ                     2,100                 604,467
Villa Manana                            Phoenix, AZ                     3,900                 594,025
Villa Serenas                           Tucson, AZ                          0                       0
Villa Solana                            Laguna Hills, CA                1,600                 894,305
Village at Lakewood                     Phoenix, AZ                         0                       0
Village at Seeley Lake                  Tacoma, WA                          0                  42,914
Village at Tanque Verde                 Tucson, AZ                          0                       0
Village Oaks                            Austin, TX                      1,600                 333,504
Village of Hampshire                    Toledo, OH                          0               7,039,152
Village of Newport                      Federal Way, WA                 1,400                 273,557
Village of Sycamore Ridge               Memphis, TN                       200                  14,910
Villas of Oak Creste                    San Antonio, TX                     0                  41,733
Vinings at Ashley Lake                  Boynton Beach, FL                   0                       0
Vista Del Lago                          Mission Viejo, CA               1,400               1,146,126
Walden Wood                             Southfield, MI                  1,400                 951,415
Walnut Ridge                            Little Rock, AR                     0               3,061,884
Warwick Station (WRP)                   Denver, CO                        100                  56,889
Waterford (WRP)                         San Antonio, TX                     0                   5,740
Waterford at the Lakes                  Kent, WA                            0                       0
Watermark Square                        Portland, OR                      500                 164,414
Waterstone Place                        Seattle, WA                    13,100               2,482,718
Wellington(Salant)                      Silverdale, WA                  2,000                 460,910
Wellington Hill                         Manchester, NH                 17,700               1,700,778
Wellsford Oaks (WRP)                    Tulsa, OK                           0                  41,827
Westridge (WRP)                         Tacoma, WA                          0                  85,539


                                                                            Gross Amount Carried
                                                                                at Close of
                     Description                                              Period 12/31/97
-------------------------------------------------------------------------------------------------------------------------------
                                                                                           Building &
Apartment Name                          Location                         Land             Fixtures (A)            Total (B)
-------------------------------------------------------------------------------------------------------------------------------
Tivoli Lakes Club                       Deerfield Beach, FL           1,804,200             16,255,091            18,059,291
Town Centre III                         Laurel, MD                      982,300             10,639,062            11,621,362
Town Centre IV                          Laurel, MD                    1,568,900             14,831,531            16,400,431
Towne Centre                            Kingwood, TX                  1,291,300             11,582,944            12,874,244
Towne Square                            Chandler, AZ                  1,924,710             36,366,334            38,291,044
Trails (CO), The                        Aurora, CO                    1,217,900              9,841,917            11,059,817
Trails (NV), The                        Las Vegas, NV                 3,079,200             28,532,027            31,611,227
Trails (TX), The                        Arlington, TX                   638,000              6,156,965             6,794,965
Trail's End (WRP)                       San Antonio, TX                 951,300              8,594,359             9,545,659
Trailway Pond I                         Burnsville, MN                  476,800              4,291,344             4,768,144
Trailway Pond II                        Burnsville, MN                1,104,700              9,942,611            11,047,311
Trinity Lakes                           Cordova, TN                   1,981,200             14,962,453            16,943,653
University Park                         Toledo, OH                       70,000              2,271,948             2,341,948
Valley Creek I                          Woodbury, MN                  1,622,600             14,603,730            16,226,330
Valley Creek II                         Woodbury, MN                  1,229,500             11,065,355            12,294,855
Via Ventura                             Phoenix, AZ                   1,486,100             17,711,509            19,197,609
Villa Encanto                           Phoenix, AZ                   2,884,447             22,092,558            24,977,005
Villa Madeira                           Phoenix, AZ                   1,582,100             14,824,374            16,406,474
Villa Manana                            Phoenix, AZ                     955,300              9,156,468            10,111,768
Villa Serenas                           Tucson, AZ                    2,424,900             14,418,493            16,843,393
Villa Solana                            Laguna Hills, CA              1,665,100             15,865,671            17,530,771
Village at Lakewood                     Phoenix, AZ                   3,166,411             13,811,768            16,978,179
Village at Seeley Lake                  Tacoma, WA                    2,760,400             24,886,353            27,646,753
Village at Tanque Verde                 Tucson, AZ                    1,434,838              7,126,993             8,561,831
Village Oaks                            Austin, TX                    1,186,000             10,992,936            12,178,936
Village of Hampshire                    Toledo, OH                      151,912              8,359,605             8,511,517
Village of Newport                      Federal Way, WA                 416,300              4,007,456             4,423,756
Village of Sycamore Ridge               Memphis, TN                     621,500              5,606,738             6,228,238
Villas of Oak Creste                    San Antonio, TX                 905,800              8,193,471             9,099,271
Vinings at Ashley Lake                  Boynton Beach, FL             3,519,900             23,340,219            26,860,119
Vista Del Lago                          Mission Viejo, CA             4,525,800             42,503,807            47,029,607
Walden Wood                             Southfield, MI                  834,700              8,451,077             9,285,777
Walnut Ridge                            Little Rock, AR                 196,079              5,486,515             5,682,594
Warwick Station (WRP)                   Denver, CO                    2,282,000             20,594,339            22,876,339
Waterford (WRP)                         San Antonio, TX                 457,000              4,118,581             4,575,581
Waterford at the Lakes                  Kent, WA                      3,100,200             16,343,191            19,443,391
Watermark Square                        Portland, OR                  1,580,500             14,403,840            15,984,340
Waterstone Place                        Seattle, WA                   2,964,000             29,041,071            32,005,071
Wellington(Salant)                      Silverdale, WA                1,099,300             10,336,944            11,436,244
Wellington Hill                         Manchester, NH                1,890,200             18,553,733            20,443,933
Wellsford Oaks (WRP)                    Tulsa, OK                     1,310,500             11,836,117            13,146,617
Westridge (WRP)                         Tacoma, WA                    3,501,900             31,603,079            35,104,979



                                                                                                             Life Used to
                     Description                                                                                Compute
----------------------------------------------------------------------------------------------------------  Depreciation in
                                                                   Accumulated                Date of        Latest Income
Apartment Name                          Location                   Depreciation            Construction      Statement (C)
----------------------------------------------------------------------------------------------------------------------------
Tivoli Lakes Club                       Deerfield Beach, FL              134,957               1991            30 Years
Town Centre III                         Laurel, MD                     1,268,507               1969            30 Years
Town Centre IV                          Laurel, MD                     1,554,184               1968            30 Years
Towne Centre                            Kingwood, TX                     408,693               1994            30 Years
Towne Square                            Chandler, AZ                      30,725            1987-1996          30 Years
Trails (CO), The                        Aurora, CO                     1,759,465               1986            30 Years
Trails (NV), The                        Las Vegas, NV                  3,302,624               1988            30 Years
Trails (TX), The                        Arlington, TX                    888,529               1984            30 Years
Trail's End (WRP)                       San Antonio, TX                  197,375               1983            30 Years
Trailway Pond I                         Burnsville, MN                     8,964               1988            30 Years
Trailway Pond II                        Burnsville, MN                    20,688               1988            30 Years
Trinity Lakes                           Cordova, TN                      108,814               1985            30 Years
University Park                         Toledo, OH                     1,297,134               1965            30 Years
Valley Creek I                          Woodbury, MN                      30,187               1989            30 Years
Valley Creek II                         Woodbury, MN                      22,949               1990            30 Years
Via Ventura                             Phoenix, AZ                    2,185,107               1980            30 Years
Villa Encanto                           Phoenix, AZ                       20,046               1983            30 Years
Villa Madeira                           Phoenix, AZ                    1,921,248               1971            30 Years
Villa Manana                            Phoenix, AZ                    1,250,094             1971-85           30 Years
Villa Serenas                           Tucson, AZ                        65,839               1973            30 Years
Villa Solana                            Laguna Hills, CA               2,196,894               1984            30 Years
Village at Lakewood                     Phoenix, AZ                       13,546               1988            30 Years
Village at Seeley Lake                  Tacoma, WA                       534,825               1990            30 Years
Village at Tanque Verde                 Tucson, AZ                         7,225            1984-1994          30 Years
Village Oaks                            Austin, TX                       433,603               1984            30 Years
Village of Hampshire                    Toledo, OH                     2,903,527               1950            30 Years
Village of Newport                      Federal Way, WA                  504,348               1987            30 Years
Village of Sycamore Ridge               Memphis, TN                       47,175               1977            30 Years
Villas of Oak Creste                    San Antonio, TX                  187,591               1979            30 Years
Vinings at Ashley Lake                  Boynton Beach, FL                 32,655               1990            30 Years
Vista Del Lago                          Mission Viejo, CA              5,926,549             1986-88           30 Years
Walden Wood                             Southfield, MI                 1,285,958               1972            30 Years
Walnut Ridge                            Little Rock, AR                2,883,808               1975            30 Years
Warwick Station (WRP)                   Denver, CO                       433,103               1986            30 Years
Waterford (WRP)                         San Antonio, TX                   93,042               1983            30 Years
Waterford at the Lakes                  Kent, WA                         480,862               1990            30 Years
Watermark Square                        Portland, OR                     405,091               1990            30 Years
Waterstone Place                        Seattle, WA                    4,408,853               1990            30 Years
Wellington(Salant)                      Silverdale, WA                 1,007,298               1990            30 Years
Wellington Hill                         Manchester, NH                 2,506,313               1987            30 Years
Wellsford Oaks (WRP)                    Tulsa, OK                        259,729               1991            30 Years
Westridge (WRP)                         Tacoma, WA                       686,050            1987/1991          30 Years

                     EQUITY RESIDENTIAL PROPERTIES TRUST
                   Real Estate and Accumulated Depreciation
                              December 31, 1997



                                                                                                  Initial Cost to
                     Description                                                                      Company
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Building &
Apartment Name                          Location                     Encumbrances            Land                 Fixtures
-------------------------------------------------------------------------------------------------------------------------------
Westwood Pines                          Tamarac, FL                             0          1,526,200             13,735,152
White Bear Woods                        White Bear Lake, MN            14,184,170          1,621,300             14,591,904
Whitedove Pointe (WRP)                  Seattle, WA                             0            605,300              5,447,856
Wilde Lake                              Richmond, VA                    4,440,000            934,600              8,411,613
Williamsburg Square                     Little Rock, AR                 3,288,623            315,000              1,745,958
Willow Brook (NC)                       Durham, NC                              0          1,408,000              7,105,081
Willowglen                              Aurora, CO                              0          1,708,000             15,371,641
Windemere                               Mesa, AZ                        6,244,353            949,000              8,653,152
Windmill                                Colorado Springs, CO                    0            395,544              4,953,156
Windridge                               Laguna Niguel, CA                      (O)         2,660,800             23,947,096
Windridge (WRP)                         Tacoma, WA                              0            322,700              2,904,779
Windrush                                Oklahoma City, OK                       0            588,800              5,311,532
Winterwood                              Charlotte, NC                  12,127,756          1,720,100             15,481,455
Wood Creek (CA)                         Pleasant Hill, CA                       0          9,728,000             22,992,918
Wood Crest Villa                        Westland, MI                            0            925,900              8,333,827
Wood Lane Place                         Woodbury, MN                   14,014,000          2,003,300             18,029,538
Woodbridge (N)                          Cary, NC                        4,766,485          1,981,900             17,839,380
Woodcreek                               Beaverton, OR                  11,345,849          1,753,700             15,783,764
Woodlake at Killearn                    Tallahassee, FL                         0          1,404,300             12,638,426
Woodland Hills                          Decatur, GA                             0          1,223,900             11,017,542
Woodland Meadows                        Ann Arbor, MI                           0          2,003,600             18,032,640
Woodland Oaks                           Tulsa, OK                               0            893,100              8,038,166
Woodlands of Minnetonka                 Minnetonka, MN                          0          2,392,500             13,557,500
Woodmoor                                Austin, TX                              0            649,300              5,843,200
Woods at North Bend                     Raleigh, NC                             0          1,039,000              9,350,616
Woodscape                               Raleigh, NC                             0            956,000              8,603,550
Woodside                                Lorton, VA                              0          1,308,100             12,503,220
Wyndridge 2                             Memphis, TN                    14,135,000          1,486,000             13,586,157
Wyndridge 3                             Memphis, TN                    10,855,000          1,500,000             13,505,510
Yorktowne at Olde Mill                  Millersville, MD                        0            216,000              1,330,710
Yuma Court                              Colorado Springs, CO                    0            113,163                836,429

Development Properties                  (R)                                     0          8,271,910             36,040,199
Operating Partnership                   Chicago, IL                             0                  0                 88,566
Management Business                     Chicago, IL                             0                  0              3,442,962
                                                                   --------------       ------------         --------------
          TOTAL                                                    $1,232,242,100       $790,764,741         $6,054,502,781
                                                                   ==============       ============         ==============

                                                                            Cost Capitalized
                                                                              Subsequent to
                                                                               Acquisition
                     Description                                         (Improvements, net) (I)
-----------------------------------------------------------------------------------------------------------
                                                                                           Building &
Apartment Name                          Location                        Land                Fixtures
-----------------------------------------------------------------------------------------------------------
Westwood Pines                          Tamarac, FL                         0                       0
White Bear Woods                        White Bear Lake, MN                 0                       0
Whitedove Pointe (WRP)                  Seattle, WA                         0                  14,340
Wilde Lake                              Richmond, VA                   12,600                 193,734
Williamsburg Square                     Little Rock, AR                     0               3,371,274
Willow Brook (NC)                       Durham, NC                      1,500                  38,550
Willowglen                              Aurora, CO                      1,200                 572,196
Windemere                               Mesa, AZ                          300                  38,442
Windmill                                Colorado Springs, CO              100                 561,634
Windridge                               Laguna Niguel, CA               2,100                 414,946
Windridge (WRP)                         Tacoma, WA                          0                   6,113
Windrush                                Oklahoma City, OK                   0                  54,821
Winterwood                              Charlotte, NC                   1,700               1,123,101
Wood Creek (CA)                         Pleasant Hill, CA               1,900                  93,025
Wood Crest Villa                        Westland, MI                        0                      (0)
Wood Lane Place                         Woodbury, MN                        0                       0
Woodbridge (N)                          Cary, NC                          100                 217,126
Woodcreek                               Beaverton, OR                   2,100               1,308,090
Woodlake at Killearn                    Tallahassee, FL                 3,855                 953,291
Woodland Hills                          Decatur, GA                       700                 294,522
Woodland Meadows                        Ann Arbor, MI                       0                   8,575
Woodland Oaks                           Tulsa, OK                           0                  55,909
Woodlands of Minnetonka                 Minnetonka, MN                      0                       0
Woodmoor                                Austin, TX                      4,500                 932,671
Woods at North Bend                     Raleigh, NC                       500                 700,511
Woodscape                               Raleigh, NC                     1,300                  60,098
Woodside                                Lorton, VA                     17,900                 281,207
Wyndridge 2                             Memphis, TN                     2,000                 210,964
Wyndridge 3                             Memphis, TN                     2,500                 196,045
Yorktowne at Olde Mill                  Millersville, MD                    0               4,632,854
Yuma Court                              Colorado Springs, CO              100                 117,614

Development Properties                  (R)                                 0                       0
Operating Partnership                   Chicago, IL                         0                       0
Management Business                     Chicago, IL                     1,000              14,414,292
                                                                   ----------            ------------
          TOTAL                                                    $1,215,488            $274,952,132
                                                                   ==========            ============


                                                                            Gross Amount Carried
                                                                                at Close of
                     Description                                              Period 12/31/97
-------------------------------------------------------------------------------------------------------------------------------
                                                                                           Building &
Apartment Name                          Location                         Land             Fixtures (A)            Total (B)
-------------------------------------------------------------------------------------------------------------------------------
Westwood Pines                          Tamarac, FL                   1,526,200             13,735,152            15,261,352
White Bear Woods                        White Bear Lake, MN           1,621,300             14,591,904            16,213,204
Whitedove Pointe (WRP)                  Seattle, WA                     605,300              5,462,196             6,067,496
Wilde Lake                              Richmond, VA                    947,200              8,605,347             9,552,547
Williamsburg Square                     Little Rock, AR                 315,000              5,117,232             5,432,232
Willow Brook (NC)                       Durham, NC                    1,409,500              7,143,631             8,553,131
Willowglen                              Aurora, CO                    1,709,200             15,943,837            17,653,037
Windemere                               Mesa, AZ                        949,300              8,691,593             9,640,893
Windmill                                Colorado Springs, CO            395,644              5,514,790             5,910,434
Windridge                               Laguna Niguel, CA             2,662,900             24,362,042            27,024,942
Windridge (WRP)                         Tacoma, WA                      322,700              2,910,892             3,233,592
Windrush                                Oklahoma City, OK               588,800              5,366,353             5,955,153
Winterwood                              Charlotte, NC                 1,721,800             16,604,556            18,326,356
Wood Creek (CA)                         Pleasant Hill, CA             9,729,900             23,085,943            32,815,843
Wood Crest Villa                        Westland, MI                    925,900              8,333,827             9,259,727
Wood Lane Place                         Woodbury, MN                  2,003,300             18,029,538            20,032,838
Woodbridge (N)                          Cary, NC                      1,982,000             18,056,506            20,038,506
Woodcreek                               Beaverton, OR                 1,755,800             17,091,854            18,847,654
Woodlake at Killearn                    Tallahassee, FL               1,408,155             13,591,717            14,999,872
Woodland Hills                          Decatur, GA                   1,224,600             11,312,064            12,536,664
Woodland Meadows                        Ann Arbor, MI                 2,003,600             18,041,215            20,044,815
Woodland Oaks                           Tulsa, OK                       893,100              8,094,075             8,987,175
Woodlands of Minnetonka                 Minnetonka, MN                2,392,500             13,557,500            15,950,000
Woodmoor                                Austin, TX                      653,800              6,775,871             7,429,671
Woods at North Bend                     Raleigh, NC                   1,039,500             10,051,127            11,090,627
Woodscape                               Raleigh, NC                     957,300              8,663,648             9,620,948
Woodside                                Lorton, VA                    1,326,000             12,784,427            14,110,427
Wyndridge 2                             Memphis, TN                   1,488,000             13,797,121            15,285,121
Wyndridge 3                             Memphis, TN                   1,502,500             13,701,555            15,204,055
Yorktowne at Olde Mill                  Millersville, MD                216,000              5,963,564             6,179,564
Yuma Court                              Colorado Springs, CO            113,263                954,043             1,067,306

Development Properties                  (R)                           8,271,910             36,040,199            44,312,109
Operating Partnership                   Chicago, IL                           0                 88,566                88,566
Management Business                     Chicago, IL                       1,000             17,857,254            17,858,254
                                                                   ------------         --------------        --------------
          TOTAL                                                    $791,980,229         $6,329,454,913        $7,121,435,142
                                                                   ============         ==============        ==============



                                                                                                             Life Used to
                     Description                                                                                Compute
----------------------------------------------------------------------------------------------------------  Depreciation in
                                                                   Accumulated                Date of        Latest Income
Apartment Name                          Location                   Depreciation            Construction      Statement (C)
----------------------------------------------------------------------------------------------------------------------------
Westwood Pines                          Tamarac, FL                       28,369               1991            30 Years
White Bear Woods                        White Bear Lake, MN               30,180               1989            30 Years
Whitedove Pointe (WRP)                  Seattle, WA                      115,546               1992            30 Years
Wilde Lake                              Richmond, VA                     329,313               1989            30 Years
Williamsburg Square                     Little Rock, AR                2,529,820               1974            30 Years
Willow Brook (NC)                       Durham, NC                       170,045               1986            30 Years
Willowglen                              Aurora, CO                       783,226               1983            30 Years
Windemere                               Mesa, AZ                         169,704               1986            30 Years
Windmill                                Colorado Springs, CO           1,135,695               1985            30 Years
Windridge                               Laguna Niguel, CA              2,728,806               1989            30 Years
Windridge (WRP)                         Tacoma, WA                        64,341               1989            30 Years
Windrush                                Oklahoma City, OK                119,419               1982            30 Years
Winterwood                              Charlotte, NC                  2,431,640               1986            30 Years
Wood Creek (CA)                         Pleasant Hill, CA                416,329               1987            30 Years
Wood Crest Villa                        Westland, MI                      21,418               1970            30 Years
Wood Lane Place                         Woodbury, MN                      36,704               1989            30 Years
Woodbridge (N)                          Cary, NC                       1,229,658             1993-95           30 Years
Woodcreek                               Beaverton, OR                  2,198,878             1982-84           30 Years
Woodlake at Killearn                    Tallahassee, FL                1,951,520               1986            30 Years
Woodland Hills                          Decatur, GA                      702,025               1985            30 Years
Woodland Meadows                        Ann Arbor, MI                    149,772            1987-1989          30 Years
Woodland Oaks                           Tulsa, OK                        178,918               1983            30 Years
Woodlands of Minnetonka                 Minnetonka, MN                    12,818               1988            30 Years
Woodmoor                                Austin, TX                     1,012,769               1981            30 Years
Woods at North Bend                     Raleigh, NC                      840,918               1983            30 Years
Woodscape                               Raleigh, NC                      416,109               1979            30 Years
Woodside                                Lorton, VA                     1,402,458               1987            30 Years
Wyndridge 2                             Memphis, TN                      277,559               1988            30 Years
Wyndridge 3                             Memphis, TN                      298,409               1988            30 Years
Yorktowne at Olde Mill                  Millersville, MD               4,010,721               1974            30 Years
Yuma Court                              Colorado Springs, CO             170,222               1985            30 Years

Development Properties                  (R)                                    0               (R)
Operating Partnership                   Chicago, IL                       42,766               (H)
Management Business                     Chicago, IL                    8,109,998               (G)
                                                                    ------------
          TOTAL                                                     $444,761,975
                                                                    ============

                                 SCHEDULE III
                     EQUITY RESIDENTIAL PROPERTIES TRUST
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 1997


NOTES:

(A) The balance of furniture & fixtures included in the total amount was $232,636,142 as of December 31, 1997.
(B) The aggregate cost for Federal Income Tax purposes as of December 31, 1997 was approximately $6.2 billion.
(C)  The life to compute depreciation for furniture & fixtures is 7 years.
(D)  These two properties are encumbered by $14,947,187 in bonds.
(E)  These 17 properties are encumbered by $136,000,000 in bonds.
(F)  These four properties are encumbered by $15,500,000 in bonds.
(G) This asset consists of various acquisition dates and represents furniture, fixtures and equipment owned by the Management Business.
(H) This asset consists of various acquisition dates and represents furniture, fixtures and equipment owned by the Operating Partnership.
(I) Improvements are net of write-off of fully depreciated assets which are no longer in service.
(J)  Combined with Cedar Cove.
(K)  Formerly known as Oxford & Sussex.
(L)  Formerly known as Post Place.
(M)  Formerly known as The Vinings at Coral Springs.
(N)  Formerly known as The Plantations (NC).
(O) These five properties are pledged as additional collateral in connection with the tax-exempt bond refinancing.
(P)  These 21 properties are encumbered by $133,669,779 in bonds.
(Q)  These 5 properties are encumbered by a $50,200,125 note payable.
(R) Balances represent development properties Montierra, The Retreat and Vista Grove. These apartment communities are currently under construction and/or are in the process of being leased up.

*   Four Lakes was constructed in phases between 1968 & 1988.
(#) The Lodge-Texas was struck by a tornado that destroyed most of the property. The property was reconstructed during 1989 & 1990.
(x) Pines of Springdale was constructed in phases between 1985 & 1987.

                                 Schedule III

                     EQUITY RESIDENTIAL PROPERTIES TRUST
             REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                            (AMOUNTS IN THOUSANDS)


The changes in total real estate for the years ended December 31, 1997, 1996, and 1995 are as follows:

                                              1997                  1996                  1995
                                           -----------           -----------           -----------
Balance, beginning of year                 $2,983,510            $2,188,939            $1,963,476
   Acquisitions                             4,112,126               789,056               288,277
   Improvements                                60,043                33,001                32,800
   Write-off of fully depreciated assets
     which are no longer in service              (930)                  (20)              (34,320)
   Dispositions and other                     (33,314)              (27,466)              (61,294)
                                           -----------           -----------           -----------
Balance, end of year                       $7,121,435            $2,983,510            $2,188,939
                                           ===========           ===========           ===========

The changes in accumulated depreciation for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                             1997                  1996                  1995
                                           ---------             ---------             ---------
Balance, beginning of year                 $301,512              $218,339              $192,741
   Depreciation                             156,644                93,253                72,410
   Write-off of fully depreciated assets
     which are no longer in service            (930)                  (20)              (34,320)
   Dispositions and other                   (12,464)              (10,060)              (12,492)
                                           ---------             ---------             ---------
Balance, end of year                       $444,762              $301,512              $218,339
                                           =========             =========             =========