Form 10-Q
period 1998-03-31
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 1998-05-13
CIK 906107

                                   FORM 10-Q


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1998

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

At May 11, 1998, 97,711,238 of the Registrant's Common Shares of Beneficial Interest were outstanding.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands except for share amounts)
                                  (Unaudited)


                                                     March 31,   December 31,
                                                       1998          1997
                                                    ----------   -----------
ASSETS
Investment in real estate
  Land                                              $  829,111   $   791,980
  Depreciable property                               6,486,759     6,293,415
  Construction in progress                              47,059        36,040
                                                    ----------   -----------
                                                     7,362,929     7,121,435
  Accumulated depreciation                            (508,394)     (444,762)
                                                    ----------   -----------
     Investment in real estate, net of
       accumulated depreciation                      6,854,535     6,676,673

Cash and cash equivalents                               77,575        33,295
Investment in mortgage notes, net                      175,532       176,063
Rents receivable                                         3,798         3,302
Deposits - restricted                                   39,645        36,374
Escrow deposits - mortgage                              45,314        44,864
Deferred financing costs, net                           23,283        23,092
Other assets                                           109,660       100,968
                                                    ----------   -----------
    Total assets                                    $7,329,342   $ 7,094,631
                                                    ==========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable                            $1,655,635   $ 1,582,559
  Notes, net                                         1,130,461     1,130,764
  Line of credit                                           --        235,000
  Accounts payable and accrued expenses                 66,787        67,699
  Accrued interest payable                              35,514        28,048
  Rents received in advance and other liabilities       41,417        38,750
  Security deposits                                     29,711        28,193
  Distributions payable                                 89,015        20,223
                                                    ----------   -----------
    Total liabilities                                3,048,540     3,131,236
                                                    ----------   -----------

Commitments and contingencies

Minority Interests                                     282,240       273,404
                                                    ----------   -----------

                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                    CONSOLIDATED BALANCE SHEETS (continued)
                (Amounts in thousands except for share amounts)
                                  (Unaudited)


                                                                         March 31,        December 31,
                                                                           1998               1997
                                                                      -------------       ------------
Shareholders' equity:
  Preferred Shares of beneficial interest, $.01 par value;
    100,000,000 shares authorized:
    9 3/8% Series A Cumulative Redeemable Preferred
      Shares of Beneficial Interest, liquidation preference
      $25 per share, 6,120,000 shares issued and outstanding          $    153,000        $   153,000
    9 1/8% Series B Cumulative Redeemable Preferred
      Shares of Beneficial Interest, liquidation preference
      $250 per share, 500,000 shares issued and outstanding                125,000            125,000
    9 1/8% Series C Cumulative Redeemable Preferred
      Shares of Beneficial Interest, liquidation preference
      $250 per share, 460,000 shares issued and outstanding                115,000            115,000
    8.60% Series D Cumulative Redeemable Preferred
      Shares of Beneficial Interest, liquidation preference
      $250 per share, 700,000 shares issued and outstanding                175,000            175,000
    Series E Cumulative Convertible Preferred
      Shares of Beneficial Interest, liquidation preference
      $25 per share, 3,998,000 shares issued and outstanding                99,950             99,963
    9.65% Series F Cumulative Redeemable Preferred
      Shares of Beneficial Interest, liquidation preference
      $25 per share, 2,300,000 shares issued and outstanding                57,500             57,500
    7 1/4% Series G Convertible Cumulative Preferred
      Shares of Beneficial Interest, liquidation preference
      $250 per share, 1,265,000 shares issued and outstanding              316,250            316,250
  Common Shares of beneficial interest, $.01 par value,
    200,000,000 shares authorized, 96,355,220 shares issued
    and outstanding as of March 31, 1998 and 89,085,265
    shares issued and outstanding as of December 31, 1997                      964                891
  Paid in capital                                                        3,122,344          2,785,661
  Employee notes                                                            (4,987)            (5,145)
  Distributions in excess of accumulated earnings                         (161,459)          (133,129)
                                                                      -------------       ------------
    Total shareholders' equity                                           3,998,562          3,689,991
                                                                      -------------       ------------

    Total liabilities and shareholders' equity                        $  7,329,342        $ 7,094,631
                                                                      =============       ============



See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in thousands except for per share data)
                                  (Unaudited)

                                                                          Quarter Ended March 31,
                                                                         -------------------------
                                                                           1998             1997
                                                                         -------------------------
REVENUES
  Rental income                                                          $277,226         $134,235
  Fee and asset management                                                  1,360            1,578
  Interest income - investment in mortgage notes                            4,931            3,683
  Interest and other income                                                 2,824            1,891
                                                                         --------         --------
        Total revenues                                                    286,341          141,387
                                                                         --------         --------

EXPENSES
    Property and maintenance                                               66,713           32,334
    Real estate taxes and insurance                                        27,443           13,911
    Property management                                                    11,579            5,671
    Fee and asset management                                                1,052              967
    Depreciation                                                           64,390           28,877
    Interest:
         Expense incurred                                                  50,254           23,293
         Amortization of deferred financing costs                             624              603
    General and administrative                                              4,880            2,975
                                                                         --------         --------
        Total expenses                                                    226,935          108,631
                                                                         --------         --------

Income before gain on disposition of properties
     and allocation to Minority Interests                                  59,406           32,756
   Gain on disposition of properties                                        1,869            3,632
                                                                         --------         --------
Income before allocation to Minority Interests                             61,275           36,388
Income allocated to Minority Interests                                     (3,688)          (3,426)
                                                                         --------         --------
Net income                                                                 57,587           32,962
Preferred distributions                                                   (21,692)          (9,061)
                                                                         --------         --------
Net income available to Common Shares                                    $ 35,895         $ 23,901
                                                                         ========         ========
Weighted average Common Shares outstanding                                 93,361           51,791
                                                                         ========         ========
Distributions declared per Common Share outstanding                      $   0.67         $   0.63
                                                                         ========         ========
Net income per weighted average Common Share outstanding                 $   0.38         $   0.46
                                                                         ========         ========
Net income per weighted average Common Share
   outstanding - assuming dilution                                       $   0.38         $   0.45
                                                                         ========         ========

                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                                    Quarter Ended March 31,
                                                                                                   -------------------------
                                                                                                     1998            1997
                                                                                                   -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                       $  57,587       $  32,962
  Adjustments to reconcile net income to net cash provided by operating activities:
   Income allocated to Minority Interests                                                              3,688           3,426
   Depreciation                                                                                       64,390          28,877
   Amortization of deferred financing costs (including discounts and premiums on debt)                   100             681
   Amortization of discount on investment in mortgage notes                                                -            (750)
   Gain on disposition of properties                                                                  (1,869)         (3,632)
   Changes in assets and liabilities:
    (Increase) decrease in rents receivable                                                             (496)             99
    Decrease in deposits - restricted                                                                    357             127
    (Increase) in other assets                                                                        (2,471)         (4,299)
    (Decrease) in accounts payable and accrued expenses                                                 (912)         (1,874)
    Increase in accrued interest payable                                                               7,466           2,710
    Increase in rents received in advance and other liabilities                                        3,600           3,379
                                                                                                   ---------       ---------
   Net cash provided by operating activities                                                         131,440          61,706
                                                                                                   ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate, net                                                                    (142,203)       (152,612)
  Improvements to real estate                                                                        (14,091)         (6,276)
  Additions to non-real estate property                                                               (2,385)         (1,515)
  Proceeds from disposition of real estate                                                            16,665           4,771
  Purchase of management contract rights                                                                (119)         (3,500)
  (Increase) in mortgage deposits                                                                       (450)         (2,148)
  Deposits (made) on real estate acquisitions                                                        (11,898)         (5,258)
  Deposits applied on real estate acquisitions                                                         8,270          16,761
  Decrease in investment in mortgage notes                                                               531             451
  Investment in partnerships - development                                                           (11,094)              -
  Costs related to Mergers                                                                              (987)              -
  Other investing activities                                                                             398            (101)
                                                                                                   ---------       ---------
     Net cash (used for) investing activities                                                       (157,363)       (149,427)
                                                                                                   ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of Common Shares                                                                356,829          89,576
  Proceeds from exercise of options                                                                    1,568           1,626
  Payment of offering costs                                                                          (10,013)           (101)
  Distributions to Common Share and Preferred Share owners                                           (23,235)        (41,034)
  Distributions to Minority Interests                                                                   (312)         (4,904)
  Principal receipts on employee notes                                                                   158             184
  Repayments on line of credit                                                                      (235,000)              -
  Principal payments on mortgage notes payable                                                       (20,542)        (20,562)
  Loan and bond acquisition costs                                                                       (768)           (501)
  Increase in security deposits                                                                        1,518             995
                                                                                                   ---------       ---------
     Net cash provided by financing activities                                                        70,203          25,279
                                                                                                   ---------       ---------
Net increase (decrease) in cash and cash equivalents                                                  44,280         (62,442)
Cash and cash equivalents, beginning of period                                                        33,295         147,271
                                                                                                   ---------       ---------
Cash and cash equivalents, end of period                                                           $  77,575       $  84,829
                                                                                                   =========       =========

                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                          Quarter Ended March 31,
                                                                                         -------------------------
                                                                                           1998            1997
                                                                                         -------------------------

Supplemental information:
  Cash paid during the period for interest                                               $42,788           $20,583
                                                                                         =======           =======

  Mortgage loans assumed through acquisitions of real estate                             $93,617           $60,851
                                                                                         =======           =======

  Net real estate contributed in exchange for OP units or Common Shares                  $    50                 -
                                                                                         =======           =======

                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Definition of Special Terms:

Capitalized terms used but not defined in this Quarterly Report on Form 10-Q are as defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 ("Form 10-K").


1.   Business


     As used herein, the term "Company" means Equity Residential Properties Trust ("EQR") and its subsidiaries as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger") and Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger"). The Company is engaged in the acquisition, ownership and operation of multifamily properties and is a self-administered and self-managed equity real estate
investment trust ("REIT").   As of March 31, 1998, the Company controlled a
portfolio of 476 multifamily properties (individually a "Property" and collectively the "Properties"). The Company's interest in six of these Properties at the time of acquisition thereof consisted solely of ownership of debt collateralized by such Properties. The Company also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties and mortgage loans collateralized by five properties (collectively, the "Additional Properties").

2.  Basis of Presentation

     The balance sheet and statements of operations and cash flows as of and for the quarter ended March 31, 1998 represent the consolidated financial information of the Company and its subsidiaries.

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

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

3.  Shareholders' Equity and Minority Interests

     On January 27, 1998, the Company completed an offering of 4,000,000 publicly registered Common Shares, which were sold to the public at a price of $50.4375 per share (the "January 1998 Common Share Offering"). The Company received net proceeds of approximately $195.3 million in connection therewith.

     On February 18, 1998, the Company completed offerings of 988,340 publicly registered Common Shares, which were sold to the public at a price of $50.625 per share. On February 23, 1998, the Company completed an offering of 1 million publicly registered Common Shares, which were sold to the public at a price of $48 per share. The Company received net proceeds from these offerings (collectively, the "February 1998 Common Share Offerings") of approximately $95 million.

     On March 30, 1998, the Company completed an offering of 495,663 publicly registered Common Shares, which were sold at a price of $47.9156 per share (the "March 1998 Common Share Offering"). The Company received net proceeds of approximately $23.7 million in connection therewith.

     The following table presents the changes in the Company's issued and outstanding Common Shares for the quarter ended March 31, 1998:

=========================================================================================
 Balance at January 1, 1998                                                    89,085,265
-----------------------------------------------------------------------------------------
 Common Shares issued through January 1998 Common Share Offering                4,000,000
 Common Shares issued through February 1998 Common Share Offerings              1,988,340
 Common Shares issued through March 1998 Common Share Offering                    495,663
 Common Shares issued through DRIP Plan                                           640,162
 Common Shares issued through conversion of Series E Preferred Shares                 278
 Conversion of OP Units into Common Shares                                          8,705
 Common Shares issued through Employee Share Purchase Plan                         37,824
 Common Shares issued through restricted share awards                              44,899
 Common Shares issued through exercise of options                                  54,084
                                                                               ----------
 Balance at March 31, 1998                                                     96,355,220
                                                                               ==========
=========================================================================================

     Assuming conversion of all OP Units into Common Shares, total Common Shares outstanding at March 31, 1998 would have been 105,940,085.


     The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest are collectively referred to as the "Minority Interests". As of March 31, 1998, the Minority Interests held 9,584,865 OP Units which represented a 9.05% interest in the Operating Partnership.

     Net proceeds from the Company's Common Share offerings are contributed by the Company to the Operating Partnership in return for an increased ownership percentage and are

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

treated as capital transactions in the Company's Consolidated Financial Statements. As a result, the net offering proceeds are allocated between shareholders' equity and Minority Interests to account for the change in their respective percentage ownership of the underlying equity of the Operating Partnership.

     The Company paid a $0.67 per Common Share distribution on April 10, 1998 for the quarter ended March 31, 1998 to Common Share holders of record as of March 27, 1998.

     The following table summarizes the distributions paid to Preferred Share and Depositary Share holders related to the quarter ended March 31, 1998:



                            Distribution                          For the
                            ------------                          -------
                               Amount         Date Paid        Quarter ended   Record Date
                               ------         ---------        -------------   -----------

Series A Preferred
   Share holders             $0.585938        04/15/98           03/31/98       03/27/98

Series B Depositary
   Share holders             $0.570313        04/15/98           03/31/98       03/27/98

Series C Depositary
   Share holders             $0.570313        04/15/98           03/31/98       03/27/98

Series D Depositary
   Share holders             $0.537500        04/15/98           03/31/98       03/27/98

Series E Preferred
   Share holders             $0.437500        04/01/98           03/31/98       03/13/98

Series F Preferred
   Share holders             $0.603125        04/15/98           03/31/98       03/27/98

Series G Depositary
   Share holders             $0.453125        04/15/98           03/31/98       03/27/98


4.   Real Estate

     During the quarter ended March 31, 1998, the Company acquired the 15 Properties listed below from unaffiliated third parties. In connection with certain of the acquisitions listed below, the Company assumed mortgage indebtedness of approximately $93.6 million and issued OP Units having a value of approximately $0.1 million. The cash portion of these transactions was funded primarily from proceeds raised from the January 1998 Common Share Offering, the February 1998 Common Share Offerings and working capital.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

                                                                                      Total
    Date                                                             Number       Acquisition Cost
  Acquired     Property                      Location               of Units      (in thousands)
  --------     --------                      --------               --------       ------------
  01/07/98     Cityscape                     St. Louis Park, MN       156            $12,330
  01/09/98     740 River Drive               St. Paul,  MN            162             12,861
  01/13/98     Prospect Towers               Hackensack, NJ           157             36,315
  01/16/98     Park Place                    Houston, TX              229             13,571
  01/16/98     Park Westend                  Richmond, VA             312             13,396
  01/29/98     Emerald Bay at Winter Park    Winter Park, FL          432             15,697
  02/05/98     Farnham Park                  Houston, TX              216             15,755
  02/25/98     Plantation                    Houston, TX              232             10,018
  02/27/98     Balcones Club                 Austin, TX               312             12,314
  03/02/98     Coach Lantern                 Scarborough, ME           90              4,849
  03/02/98     Foxcroft                      Scarborough, ME          104              5,041
  03/02/98     Yarmouth Woods                Yarmouth, ME             138              6,775
  03/20/98     Rolido Parque                 Houston, TX              369             10,835
  03/26/98     The Fairfield                 Stamford, CT             263             45,824
  03/26/98     Trails of Valley Ranch        Irving, TX               216             10,719
                                                                    -----           --------
                                                                    3,388           $226,300
                                                                    =====           ========

5.  Commitments to Acquire Rental Properties


     As of March 31, 1998, in addition to the properties that were subsequently acquired as discussed in Note 13 of the Notes to Consolidated Financial Statements, the Company entered into separate agreements to acquire six multifamily properties containing 1,701 units from unaffiliated third parties. The expected combined purchase price is approximately $203.2 million, which includes the assumption of mortgage indebtedness of approximately $40.7 million.

     The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraph.

6. Dispositions

     On March 12, 1998, the Company sold Mountain Brook Apartments and Ridgemont Apartments, both located in Chattanooga, Tennessee for a sales price of $16.7 million. The gain for financial reporting purposes was approximately $1.9 million.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

7.   Calculation of Net Income Per Weighted Average Common Share


     The following tables set forth the computation of net income per weighted average Common Share outstanding and net income per weighted average Common Share outstanding - assuming dilution.

                      Equity Residential Properties Trust

                                  (Unaudited)

                                                                                  Quarter Ended March 31,
                                                                              -------------------------------
                                                                                1998                   1997
                                                                              --------               --------
                                                                      (Amounts in thousands except per share amounts)
Numerator:

  Income before allocation of income to Minority Interests,
    preferred distributions and gain on disposition of
    properties                                                                $ 59,406                $32,756

  Allocation of income to Minority Interests                                    (3,688)                (3,426)

  Distributions to preferred shareholders                                      (21,692)                (9,061)
                                                                              --------                -------

  Income before gain on disposition of properties                               34,026                 20,269

  Gain on disposition of properties                                              1,869                  3,632
                                                                              --------                -------

  Numerator for net income per weighted average
    Common Share outstanding                                                    35,895                 23,901

  Effect of dilutive securities:
    Allocation of income to Minority Interests                                   3,688                  3,426
                                                                              --------                -------

  Numerator for net income per weighted average
    Common Share outstanding - assuming dilution                              $ 39,583                $27,327
                                                                              ========                =======

Denominator:

  Denominator for net income per weighted
    average Common Share outstanding                                            93,361                 51,791

  Effect of dilutive securities:
    Contingent incremental employee share options                                1,152                    898
    OP Units                                                                     9,587                  7,478
                                                                              --------                -------

  Denominator for net income per weighted average
    Common Share outstanding - assuming dilution                               104,100                 60,167
                                                                              ========                =======

Net income per weighted average Common
  Share outstanding                                                           $   0.38                $  0.46
                                                                              ========                =======

Net income per weighted average Common
  Share outstanding - assuming dilution                                       $   0.38                $  0.45
                                                                              ========                =======

                      Equity Residential Properties Trust

                                  (Unaudited)


                                                                                Quarter Ended March 31,
                                                                              --------------------------
                                                                                1998              1997
                                                                              --------          --------
Net income per weighted average Common Share
  outstanding:

Income before gain on disposition of properties per
  weighted average Common Share outstanding                                     $0.36             $0.39
Gain on disposition of properties                                                0.02              0.07
                                                                                -----             -----

Net income per weighted average Common
  Share outstanding                                                             $0.38             $0.46
                                                                                =====             =====


Net income per weighted average Common Share outstanding - assuming dilution:

Income before gain on disposition of properties per
  weighted average Common Share outstanding -
  assuming dilution                                                             $0.36             $0.39
Gain on disposition of properties                                                0.02              0.06
                                                                                -----             -----

Net income per weighted average Common
  Share outstanding - assuming dilution                                         $0.38             $0.45
                                                                                =====             =====

Convertible Preferred Shares that could be converted into 7,623,507 shares of common shares were outstanding at March 31, 1998 but were not included in the computation of diluted earnings per share because it would be anti-dilutive.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

8.   Mortgage Notes Payable

     As of March 31, 1998, the Company had outstanding mortgage indebtedness of approximately $1.66 billion encumbering 158 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $168.8 million) was approximately $2.7 billion. The mortgage notes payables are generally due in monthly installments of interest only. In connection with the Properties acquired during the quarter ended March 31, 1998, the Company assumed the outstanding mortgage balances on seven Properties in the aggregate amount of $93.6 million.

     Concurrent with the refinancing of certain tax-exempt bonds and as a requirement of the credit provider of the bonds, the Financing Partnership, which owns certain of the Properties, entered into interest rate protection agreements, which were assigned to the credit provider as additional security. The Financing Partnership pays interest based on a fixed interest rate and the counterparty of the agreement pays interest to the Company at a floating rate that is calculated based on the Public Securities Association Index for municipal bonds ("PSA Municipal Index"). As of March 31, 1998, the aggregate notional amount of these agreements was approximately $173.8 million. The fixed interest rates for these agreements were 4.81%, 4.528% and 4.90%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004. The Company simultaneously entered into substantially identical reverse interest rate protection agreements. Under these agreements the Company pays interest monthly at a floating rate based on the PSA Municipal Index and the counterparty pays interest to the Company based on a fixed interest rate. As of March 31, 1998, the aggregate notional amount of these agreements was approximately $173.8 million. The fixed interest rates received by the Company in exchange for paying interest based on the PSA Municipal Index for these agreements were 4.74%, 4.458% and 4.83%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004. Collectively, these agreements effectively cost the Company 0.07% per annum on the current outstanding aggregate notional amount. The Company believes that it has limited exposure to the extent of non-performance by the counterparties of the agreements since each counterparty is a major U.S. financial institution, and the Company does not anticipate their non-performance. Furthermore, any non-performance by the counterparty is offset by non-performance by the Company.

     The Company also has an interest rate cap agreement for a notional amount of $228 million, for which it will receive payments if the PSA index exceeds 5.75%, that terminates on December 1, 1999. Any payments by the counterparty under this agreement have been collaterally assigned to the provider of certain sureties related to the tax exempt bonds secured by certain of it's Properties. The Company has no payment obligations to the counterparty with respect to this agreement.

     As of March 31, 1998, scheduled maturities for the Company's outstanding mortgage indebtedness are at various dates through October 1, 2030. During the quarter ended March 31, 1998, the effective interest cost on these mortgage notes was 7.3%. During the quarter ended March 31, 1998, the Company repaid the outstanding mortgage balance on one Property in the amount of $18.2 million. Subsequent to March 31, 1998, the Company repaid the outstanding mortgage balances on four Properties in the aggregate amount of approximately $16 million.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

9.   Line of Credit

     During the quarter ended March 31, 1998, the Company repaid $235 million outstanding on its line of credit with proceeds raised from the January 1998 Common Share Offering and the February 1998 Common Share Offerings. As of March 31, 1998, there were no amounts outstanding on this line of credit.

10.  Notes

     As of March 31, 1998, the Company had outstanding unsecured notes of approximately $1.1 billion (net of a $2.4 million discount and including a $7.9 million premium).

     In February 1996, the Company entered into an interest rate protection agreement that hedged the interest rate risk of the 1999 Notes by locking the effective four year Treasury Rate, commencing May 15, 1999 through May 2003. There was no current cost to the Company for entering into this agreement.

     Prior to the issuance of the 2002 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance. The Operating Partnership made a one time settlement payment of this protection transaction, which was approximately $0.8 million and is being amortized over the term of the 2002 Notes. As of March 31, 1998, the unamortized balance of this cost was approximately $0.5 million.

     Prior to the issuance of the 2026 Notes, the Company entered into an interest rate protection agreement to effectively fix the interest rate cost of this issuance to 7.5%. The Operating Partnership received a one-time settlement payment of this transaction, which was approximately $0.6 million, which amount is being amortized over the term of the 2026 Notes. As of March 31, 1998, the unamortized balance was approximately $0.5 million.

     Prior to the issuance of the 2001 and 2003 Notes, the Operating Partnership entered into two interest rate protection agreements to effectively fix the interest rate costs of such issuances. The Operating Partnership made a one time settlement payment of each protection transaction, which was approximately $5 million and $1.7 million, respectively, which are being amortized over the term of the Notes on a straight-line basis. As of March 31, 1998 the unamortized balance of these costs were approximately $4.6 million and $1.6 million, respectively.

     In regard to all of the interest rate protection agreements mentioned in the previous paragraphs, the Company believes that it has limited exposure to the extent of non-performance by the counterparties of each agreement since each counterparty is a major U.S. financial institution, and the Company does not anticipate their non-performance.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

11.  Deposits - restricted

     Deposits-restricted as of March 31, 1998 primarily included a deposit in the amount of $20 million held in a third party escrow account to provide collateral for third party construction financing in connection with the Joint Venture Agreement. Also, approximately $12.1 million was held in third party escrow accounts, representing proceeds received in connection with the Company's disposition of two properties and earnest money deposits made for additional acquisitions. In addition, approximately $7.5 million was for tenant security and utility deposits for certain of the Company's Properties.

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

     In connection with the Joint Venture Agreement, the Company is obligated to fund an additional $20 million in connection with the third party construction financing.

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

13.  Subsequent Events

     On April 1, 1998, the Company acquired Harbor Pointe Apartments, a 595-unit multifamily property located in Milwaukee, Wisconsin, from an unaffiliated third party for a purchase price of approximately $24 million, which included securing financing in the amount of $12 million and the issuance of OP Units having a value of approximately $2.3 million.

     On April 1, 1998, the Company acquired five of the Additional Properties containing 1,371 units, from an unaffiliated third party for a total purchase price of approximately $95.7 million, which included mortgage indebtedness of $50 million and the issuance of OP Units having a value of approximately $6.3 million. In April 1997, the Company had made a $88 Million Mortgage Note Investment collateralized by these five Additional Properties.

     On April 1, 1998, the Company acquired Sonterra at Foothill Ranch Apartments, a 300-unit multifamily property located in Foothill Ranch, California from an unaffiliated third party for a purchase price of approximately $31.5 million.

     On April 7, 1998, the Company acquired Vista Pointe at the Valley Apartments, a 231-unit multifamily property located in Irving, Texas, from an unaffiliated third party for a purchase price of approximately $18.6 million.

     On April 23, 1998, the Company acquired Emerson Place Apartments, a 462-unit multifamily property located in Boston, Massachusetts, from an unaffiliated third party for a purchase price of approximately $72.5 million.

     In April 1998, the Operating Partnership issued 6.63% unsecured notes due April 13, 2015 in a public debt offering (the "2015 Notes"). The Operating Partnership received net proceeds of approximately $298.1 million in connection with this issuance. The Operating Partnership also received approximately $8.1 million from the sale of an option to remarket the 2015 Notes in April 2005. Prior to the issuance of the 2015 Notes, the Operating Partnership entered into an interest rate

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

protection agreement to effectively fix the interest rate cost of such issuance at 6.44%. The Operating Partnership received a one-time settlement payment from this transaction, which was appproximately $0.6 million, will be amortized over seven years.

     In April 1998, the Company sold approximately 350,000 Common Shares pursuant to the DRIP Plan and raised net proceeds of approximately $17.5 million.

     On April 29, 1998, the Company completed an offering of 946,565 publicly registered Common Shares, which were sold at a price of $46.5459 per share. The Company received net proceeds of approximately $44.1 million in connection therewith.

     On May 1, 1998, the Company disposed of one Property located in Fort Myers, Florida for a sales price of $8.5 million. The Company expects to record a gain for financial reporting purposes of approximately $1.4 million.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following discussion and analysis of the results of operations and financial condition of the Company should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Company's ability to control the Operating Partnership, the EWR Operating Partnership, the Management Partnerships, the Financing Partnerships and the LLCs, each entity has been consolidated with the Company for financial reporting purposes. Capitalized terms used herein and not defined, are as defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Results of Operations

     Since EQR's IPO and through March 31, 1998, the Company has acquired direct or indirect interests in 427 properties (the "Acquired Properties"), containing 121,898 units in the aggregate for a total purchase price of approximately $6.8 billion, including the assumption of approximately $1.6 billion of mortgage indebtedness and $0.4 billion of unsecured notes. The Company's interest in six of the Acquired Properties at the time of acquisition thereof consisted solely of ownership of the debt collateralized by such Acquired Properties. The Company purchased its interests in 15 of such Acquired Properties consisting of 3,388 units in 1998 (the "1998 Acquired Properties").

     During the quarter ended March 31, 1998, the Company disposed of two properties (the "1998 Disposed Properties") for a total sales price of $16.7 million.

     The Company's overall results of operations for the quarters ended March 31, 1998 and 1997 have been significantly impacted by the Company's acquisition activity. The significant changes in rental revenues, property and maintenance expenses, real estate taxes and insurance,

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

depreciation expense, property management and interest expense can all primarily be attributed to the acquisition of the 1997 Acquired Properties and the 1998 Acquired Properties. The impact of the 1997 Acquired Properties and the 1998 Acquired Properties is discussed in greater detail in the following paragraphs.

     Properties that the Company owned for all of the quarter ended March 31, 1998 and March 31, 1997 (the "First Quarter 1998 Same Store Properties") also impacted the Company's results of operations and are discussed as well in the following paragraphs.

     Comparison of quarter ended March 31, 1998 to quarter ended March 31, 1997

     For the quarter ended March 31, 1998, income before gain on disposition of properties and allocation to Minority Interests increased by approximately $26.7 million when compared to the quarter ended March 31, 1997. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation, interest expense and general and administrative expenses. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1997 Acquired Properties. These increases were partially offset by the 1997 Disposed Properties. The increase in interest income of $1.2 million earned on the Company's mortgage note investments is primarily attributable to its $88 Million Note Investment.

     In regard to the First Quarter 1998 Same Store Properties, rental revenues increased by approximately $6.5 million or 5.2% primarily as a result of higher rental rates charged to new tenants and tenant renewals, as well as a 1% increase in average occupancy levels. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses increased approximately $1.3 million or 2.7%. This increase was primarily attributable to increased leasing and advertising as well as building, maintenance and utility costs.

     Property management represents expenses associated with the management of the Company's Properties. These expenses increased by approximately $5.9 million primarily due to the continued expansion of the Company's property management business to facilitate the management of the Company's additional properties. Subsequent to March 31, 1997, the Company opened approximately 14 new management offices.

     Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Company that are managed for affiliates. These expenses were slightly higher for the quarter ended March 31, 1998 when compared to the quarter ended March 31, 1997.

     Interest expense, including amortization of deferred financing costs, increased by approximately $27 million. This increase was primarily the result of an increase in the Company's average indebtedness outstanding which increased by $1.6 billion. However, the Company's

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

effective interest costs decreased from 7.62% for the quarter ended March 31, 1997 to 7.27% for the quarter ended March 31, 1998.

     General and administrative expenses, which include corporate operating expenses, increased approximately $1.9 million between the periods under comparison. This increase was primarily due to adding corporate personnel, higher compensation costs and shareholder reporting costs as well as an increase in professional fees. General and administrative expenses as a percentage of total revenues were 1.7% for the quarter ended March 31, 1998, which was a decrease from 2.1% for the quarter ended March 31, 1997.

Liquidity and Capital Resources

     As of January 1, 1998, the Company had approximately $33.3 million of cash and cash equivalents and $265 million available on its line of credit, of which $24.7 million was restricted. After taking into effect the various transactions discussed in the following paragraphs, the Company's cash and cash equivalents balance at March 31, 1998 was approximately $77.6 million and the amount available on the Company's line of credit was $500 million, of which $24.7 million was restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash provided by financing activities, all of which are presented in the Company's Statements of Cash Flows.

     With respect to Property acquisitions during the quarter, the Company purchased 15 Properties containing 3,388 units for a total purchase price of approximately $225.2 million, including the assumption of mortgage indebtedness of approximately $93.6 million. These acquisitions were primarily funded from proceeds received from the January 1998 Common Share Offering, the February 1998 Common Share Offerings and working capital. Subsequent to March 31, 1998 and through May 11, 1998, the Company acquired nine additional properties containing 2,959 units for a total purchase price of approximately $242.3 million, including mortgage indebtedness of $62 million and the issuance of OP Units having a value of approximately $8.6 million. These acquisitions were primarily funded with proceeds from the February 1998 Common Share Offerings, the March 1998 Common Share Offering and working capital.

     During the quarter ended March 31, 1998, the Company disposed of two properties that generated net proceeds of $16.7 million. Subsequently, these proceeds will be ultimately applied to purchase additional Properties.

     As of March 31, 1998, the Company had total indebtedness of approximately $2.79 billion, which included mortgage indebtedness of $1.66 billion (including premiums of $3.7 million), of which $723 million represented tax exempt bond indebtedness, and unsecured debt of $1.13 billion (including net discounts and premiums in the amount of $5.5 million). During the quarter, the Company repaid $18.2 million of mortgage indebtedness on one of its Properties.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

This repayment was primarily funded from proceeds received from the January 1998 Common Share Offering.

     The Company has, from time to time, entered into interest rate protection agreements (financial instruments) to reduce the potential impact of increases in interest rates but believes it has limited exposure to the extent of non-performance by the counterparties of each protection agreement since each counterparty is a major U.S. financial institution, and the Company does not anticipate their non-performance. No such financial instrument has been used for trading purposes. In February 1996, the Company entered into an interest rate protection agreement that will hedge the Company's interest rate risk at maturity of $125 million of indebtedness. This agreement hedged the interest rate risk of the Operating Partnership's 1999 Notes by locking the effective four-year Treasury Rate commencing May 15, 1999. There was no current cost to the Company for entering into this agreement. In July 1997, the Company entered into two interest rate protection agreements to effectively fix the interest rate cost of the Company's 2001 Notes and 2003 Notes. One agreement was for a notional amount of $100 million with a locked in treasury rate at 6.134%. The second agreement was for a notional amount of $75 million with a locked in treasury rate of 6.287%. The fair value of these instruments as of March 31, 1998 approximates their carrying or contract values.

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

     During the quarter ended March 31, 1998, total capital expenditures for the Company approximated $16.5 million. Of this amount, approximately $3.4 million related to capital improvements and major repairs for certain of the 1995, 1996 and 1997 Acquired Properties. Capital improvements and major repairs for all of the Company's pre-IPO properties and certain Acquired Properties approximated $3.8 million, or $28 per unit. Capital spent for replacement-type items approximated $6.9 million, or $50 per unit. Also included in total capital expenditures was approximately $2.4 million expended for non-real estate additions such as computer software, computer equipment, furniture and fixtures and leasehold improvements for the Company's property management offices and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for the remaining portion of 1998 are budgeted to

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

be approximately $80 million.

     Minority Interests as of March 31, 1998 increased by $8.8 million when compared to December 31, 1997. The primary factors that impacted this account during the three month period were distributions declared to Minority Interests, which amounted to $6.4 million for the three month period, the allocation of income from operations in the amount of $3.7 million and the conversion of OP Units into Common Shares and the issuances of Common Shares during the quarter.

     Total distributions paid in April 1998 amounted to approximately $92 million, which included distributions declared for the quarter ended March 31, 1998.

     On April 29, 1998, the Company completed an offering of 946,565 publicly registered Common Shares, which were sold at a price of $46.5459 per share. The Company received net proceeds of approximately $44.1 million in connection therewith.

     In April 1998, the Operating Partnership issued 6.63% unsecured notes due April 13, 2015 (the "2015 Notes") in a public debt offering. The Operating Partnership received net proceeds of approximately $298.1 million in connection with this issuance. The Operating Partnership also received approximately $8.1 million from the sale of an option to remarket the 2015 Notes in April 2005. Prior to the issuance of the 2015 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance at 6.44%. The Operating Partnership received a one-time settlement payment from this transaction, which was approximately $0.6 million.

     In April, 1998, the Company sold approximately 350,000 Common Shares pursuant to the DRIP Plan and received net proceeds of approximately $17.5 million therefrom.

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

     The Company currently has a $500 million line of credit that is scheduled to mature in

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

November 1999. As of May 11, 1998, no amounts were outstanding under the Company's line of credit.

     The Company has conducted a review of its computer operating systems and has identified those areas that could be affected by the "Year 2000" issue and has developed a plan to resolve this issue. The Company believes that by modifying certain existing hardware and software and, in other cases, converting to new application systems, the Year 2000 problem can be resolved without significant operational difficulties. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has estimated the Year 2000 project cost to be approximately $250,000.

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

     For the quarter ended March 31, 1998, FFO increased by $48.8 million representing a 93.5% increase when compared to the quarter ended March 31, 1997.

     The following is a reconciliation of net income available to Common Shares to FFO
                                      23

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results Operations (Continued)

available to Common Shares and OP Units for the quarters ended March 31, 1998 and 1997:

                                             Quarter    Quarter
                                              Ended      Ended
                                             3/31/98    3/31/97
                                             --------   --------
Net income available to Common Shares        $ 35,895   $ 23,901
Adjustments:
   Income allocated to Minority Interests       3,688      3,426
   Depreciation on real estate assets          63,225     28,432
   Amortization of deferred financing costs
     related to predecessor business               12         58
   Gain on disposition of properties           (1,869)    (3,632)
                                             --------   --------
FFO available to Common Shares and OP
     Units                                   $100,951   $ 52,185
                                             ========   ========

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     There have been no new or significant developments related to the legal proceedings that were discussed in Part I, Item III of the Company's Form 10-K for the year ended December 31, 1997.

Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits:

12   Computation of Ratio of Earnings to Fixed Charges.

(B)  Reports on Form 8-K:

A Report on Form 8-K dated January 21, 1998, reporting information on the January 1998 Common Share Offering.

A Report on Form 8-K dated February 12, 1998, reporting information on the February 1998 Common Share Offerings.

A Report on Form 8-K dated February 12, 1998, reporting information on the February 1998 Common Share Offerings.

A Report on Form 8-K dated February 18, 1998, reporting information on the February 1998 Common Share Offerings.

A Report on Form 8-K dated March 25, 1998, reporting information on the March 1998 Common Share Offering.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    EQUITY RESIDENTIAL PROPERTIES TRUST



Date: May 11, 1998    By: /s/                  Bruce C. Strohm
      ------------            --------------------------------------------------
                                               Bruce C. Strohm
                                  Executive Vice President, General Counsel
                                                and Secretary



Date: May 11, 1998    By: /s/                 Michael J. McHugh
      ------------            --------------------------------------------------
                                              Michael J. McHugh

                              Executive Vice President, Chief Accounting Officer
                                                and Treasurer