Form 10-K/A
period 1997-12-31
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 1998-05-29
CIK 906107

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                  FORM 10-K/A
                                Amendment No. 1


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


Common Shares of Beneficial                     New York Stock Exchange
Interest, $0.01 Par Value            (Name of Each Exchange on Which Registered)
   (Title of Class)

Preferred Shares of  Beneficial                 New York Stock Exchange
Interest, $0.01 Par Value            (Name of Each Exchange on Which Registered)
   (Title of Class)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting shares held by non-affiliates was approximately 4.6 billion based upon the closing price on March 12, 1998 of $49 using beneficial ownership of shares rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting shares owned by Trustees and Officers, some of whom may not be held to be affiliates upon judicial determination.

At March 13, 1998, 95,778,559 of the Registrant's Common Shares of Beneficial Interest were outstanding.

On May 22, 1998, Equity Residential Properties Trust (the "Company") hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997, to include Restated Financial Data Schedules for the following periods as a result of the Company's adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share":

  -  Nine Months Ended September 30, 1997
  -  Six Months Ended June 30, 1997
  -  Three Months Ended March 31, 1997
  -  Year Ended December 31, 1996
  -  Nine Months Ended September 30, 1996
  -  Six Months Ended June 30, 1996
  -  Three Months Ended March 31, 1996


                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)  (3)  Exhibits:


2.1++++  Agreement and Plan of Merger by and between Equity Residential
         Properties Trust and Wellsford Residential Property Trust dated as of
         January 16, 1997
2.2#     Articles of Merger by and between Equity Residential Properties Trust and Wellsford Residential Property Trust
2.3##    Agreement and Plan of Merger by and between Equity Residential
         Properties Trust and Evans Withycombe Residential, Inc. dated as of
         August 27, 1997
2.4###   Articles of Merger by and between Equity Residential Properties Trust and Evans Withycombe Residential, Inc.
3.1+++   Second Amended and Restated Declaration of Trust of Equity Residential
         Properties Trust dated May 30, 1997
3.2+++   Second Amended and Restated Bylaws of Equity Residential Properties
         Trust
4.1**    Indenture, dated as of May 16, 1994, by and among the Operating
         Partnership, as obligor, the Company, as guarantor and The First National
         Bank of Chicago, as trustee in connection with 8-1/2% senior notes due May 15, 1999
4.2**    Indenture, dated October 1, 1994, between the Operating Partnership, as obligor and The First National Bank of Chicago, as trustee in connection with up to $500 million of debt securities
10.1***  Fourth Amended and Restated Agreement of Limited Partnership of ERP
         Operating Limited Partnership
10.2*    Agreement of Limited Partnership of Equity Residential Properties
         Management Limited Partnership
10.3**** Agreement of Limited Partnership of Equity Residential Properties
         Management Limited Partnership II
10.4*    Noncompetition Agreement (Zell)


10.5*      Noncompetition Agreement (Crocker)
10.6*      Noncompetition Agreement (Spector)
10.7*      Form of Noncompetition Agreement (other officers)
10.8*      Services Agreement between Equity Residential Properties Trust and
           Equity Group Investments, Inc.
10.9*      Form of Property Management Agreement (REIT properties)
10.10**    Form of Property Management Agreement (Non-REIT properties)
10.11+     Amended and Restated Master Reimbursement dated as of November 1,
           1996 by and between Federal National Mortgage Association
           and EQR-Bond Partnership
10.12++    Second Amended and Restated Revolving Credit Agreement, dated as of
           September 9, 1997 among the Operating Partnership and Morgan Guaranty
           Trust Company of New York, as lead agent, Bank of America National
           Trust and Savings Association, as co-lead agent, The First National
           Bank of Chicago, as co-agent, U.S. Bank National Association f/k/a and d/b/a First Bank National Association, as co-agent and
           NationsBank of Texas, N.A., as co-agent
10.13####  Consulting Agreement dated August 27, 1997 between Equity Residential
           Properties Management Limited Partnership and Stephen O. Evans
10.14####  Employment Agreement dated August 27, 1997 between Equity Residential
           Properties Management Limited Partnership and Richard G. Berry
10.15##### Amendment No. 1 to Amended and Restated Agreement of Limited
           Partnership of Evans Withycombe Residential, L.P.
12#####    Computation of Ratio of Earnings to Fixed Charges
21#####    List of Subsidiaries of Equity Residential Properties Trust
23.1#####  Consent of Grant Thornton L.L.P.
23.2#####  Consent of Ernst & Young LLP.
24.1#####  Power of Attorney for John W. Alexander dated March 2, 1998
24.2#####  Power of Attorney for James D. Harper, Jr. dated March 2, 1998
24.3#####  Power of Attorney for Errol R. Halperin dated March 2, 1998
24.4#####  Power of Attorney for B. Joseph White dated March 2, 1998
24.5#####  Power of Attorney for Barry S. Sternlicht dated March 4, 1998
24.6#####  Power of Attorney for Henry H. Goldberg dated March 2, 1998
24.7#####  Power of Attorney for Edward Lowenthal dated March 2, 1998
24.8#####  Power of Attorney for Jeffrey H. Lynford dated March 2, 1998
24.9#####  Power of Attorney for Stephen O. Evans dated March 2, 1998
27.1       Restated Financial Data Schedule for the nine months ended September
           30, 1997
27.2       Restated Financial Data Schedule for the six months ended June 30,
           1997
27.3       Restated Financial Data Schedule for the three months ended March 31,
           1997
27.4       Restated Financial Data Schedule for the year ended December 31, 1996
27.5       Restated Financial Data Schedule for the nine months ended September
           30, 1996
27.6       Restated Financial Data Schedule for the six months ended June 30,
           1996
27.7       Restated Financial Data Schedule for the three months ended March 31,
           1996

-----------

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


++++   Included as an exhibit to the Company's Form 8-K  dated January 16, 1997, filed on January 17, 1997.
#      Included as Appendix B in the Company's Form S-4 filed on April 29, 1997.
##     Included as an exhibit to the Company's Form 8-K  dated August 27, 1997, filed on August 29, 1997.
###    Included as Appendix B in the Company's Form S-4 filed on September 18,
       1997.
####   Included as an exhibit to the Company's Form S-4 filed on September 18,
       1997.
#####  Included as an exhibit to the Company's initial Annual Report on Form
       10-K for the year ended December 31, 1997.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                            EQUITY RESIDENTIAL PROPERTIES TRUST




Date: May 29, 1998              By:  /s/          Douglas Crocker II
      ------------                   -----------------------------------------
                                                  Douglas Crocker II

                                       President, Chief Executive Officer,
                                         Trustee and *Attorney-in-Fact



Date: May 29, 1998              By:  /s/          David J. Neithercut
      ------------                   -----------------------------------------
                                                  David J. Neithercut
                                            Executive Vice-President and
                                               Chief Financial Officer



Date: May 29, 1998              By:  /s/           Michael J. McHugh
      ------------                   -----------------------------------------
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


Date: May 29, 1998              By:  /s/             Samuel Zell
      -------------                  -----------------------------------------
                                                     Samuel Zell
                                         Chairman of the Board of Trustees


Date: May 29, 1998              By:  /s/         Gerald A. Spector
      ------------                   -----------------------------------------
                                                 Gerald A. Spector
                                          Executive Vice-President, Chief
                                           Operating Officer and Trustee


Date: May 29, 1998              By:  /s/         Sheli Z. Rosenberg
      ------------                   ------------------------------------------
                                                 Sheli Z. Rosenberg
                                                       Trustee

                              --------------------


Date: May 29, 1998              By:                     *
      ------------                   -----------------------------------------
                                                     James D. Harper
                                                         Trustee



Date: May 29, 1998              By:                     *
      ------------                   -----------------------------------------
                                                    Errol R. Halperin
                                                         Trustee



Date: May 29, 1998              By:                     *
      ------------                   -----------------------------------------
                                                    Barry S. Sternlicht
                                                         Trustee


Date: May 29, 1998              By:                     *
      ------------                   ----------------------------------------
                                                    John W. Alexander
                                                         Trustee


Date: May 29, 1998              By:                     *
      ------------                   ----------------------------------------
                                                     B. Joseph White
                                                         Trustee


Date: May 29, 1998              By:                     *
      ------------                   ----------------------------------------
                                                  Henry H. Goldberg
                                                       Trustee


Date: May 29, 1998              By:                     *
      ------------                   ----------------------------------------
                                                  Jeffrey H. Lynford
                                                       Trustee


Date: May 29, 1998              By:                     *
      -----------                    ----------------------------------------
                                                   Edward Lowenthal
                                                        Trustee


Date: May 29, 1998              By:                     *
      ------------                   ----------------------------------------
                                                  Stephen O. Evans
                                              Executive Vice President
                                                Strategic Investments
                                                     and Trustee


                                By:    * /s/      Michael J. McHugh
                                      ----------------------------------------
                                                  Michael J. McHugh, as
                                                  Attorney-in-fact