Form 10-Q
period 1998-06-30
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 1998-08-11
CIK 906107

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1998

                                      OR

        [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 1-12252

                      EQUITY RESIDENTIAL PROPERTIES TRUST
            (Exact Name of Registrant as Specified in Its Charter)

                   Maryland                               13-3675988
(State or Other Jurisdiction of Incorporation    (I.R.S. Employer Identification
 or Organization)                                  No.)


      Two North Riverside Plaza, Chicago, Illinois              60606
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

At August 5, 1998, 97,904,611 of the Registrant's Common Shares of Beneficial Interest were outstanding.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands except for share amounts)
                                  (Unaudited)


                                                                      June 30,      December 31,
                                                                        1998            1997
                                                                    ------------   -------------
ASSETS
Investment in real estate
  Land                                                              $    935,628   $   791,980
  Depreciable property                                                 6,990,511     6,293,415
  Construction in progress                                                41,982        36,040
                                                                    ------------   -----------
                                                                       7,968,121     7,121,435
  Accumulated depreciation                                              (573,359)     (444,762)
                                                                    ------------   -----------
    Investment in real estate, net of accumulated depreciation         7,394,762     6,676,673

Cash and cash equivalents                                                265,915        33,295
Investment in mortgage notes, net                                         87,916       176,063
Rents receivable                                                           5,127         3,302
Deposits - restricted                                                     48,692        36,374
Escrow deposits - mortgage                                                57,655        44,864
Deferred financing costs, net                                             23,299        23,092
Other assets                                                             116,673       100,968
                                                                    ------------   -----------
       Total assets                                                 $  8,000,039   $ 7,094,631
                                                                    ============   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable                                            $  1,775,556   $ 1,582,559
  Notes, net                                                           1,428,304     1,130,764
  Line of credit                                                         175,000       235,000
  Accounts payable and accrued expenses                                   78,362        67,699
  Accrued interest payable                                                34,952        28,048
  Rents received in advance and other liabilities                         41,822        38,750
  Security deposits                                                       33,800        28,193
  Distributions payable                                                   90,471        20,223
                                                                    ------------   -----------
       Total liabilities                                               3,658,267     3,131,236
                                                                    ------------   -----------
Commitments and contingencies

Minority Interests                                                       290,770       273,404
                                                                    ------------   -----------


                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                    CONSOLIDATED BALANCE SHEETS (continued)
                (Amounts in thousands except for share amounts)
                                  (Unaudited)


                                                                           June 30,      December 31,
                                                                             1998            1997
                                                                          ----------   --------------
Shareholders' equity:
   Preferred Shares of beneficial interest, $.01 par value;
       100,000,000 shares authorized:
       9 3/8% Series A Cumulative Redeemable Preferred
         Shares of Beneficial Interest, liquidation preference
         $25 per share, 6,120,000 shares issued and outstanding           $  153,000   $  153,000
       9 1/8% Series B Cumulative Redeemable Preferred
         Shares of Beneficial Interest, liquidation preference
         $250 per share, 500,000 shares issued and outstanding               125,000      125,000
       9 1/8% Series C Cumulative Redeemable Preferred
         Shares of Beneficial Interest, liquidation preference
         $250 per share, 460,000 shares issued and outstanding               115,000      115,000
       8.60% Series D Cumulative Redeemable Preferred
         Shares of Beneficial Interest, liquidation preference
         $250 per share, 700,000 shares issued and outstanding               175,000      175,000
       Series E Cumulative Convertible Preferred
         Shares of Beneficial Interest, liquidation preference
         $25 per share, 3,998,000 shares issued and outstanding               99,950       99,963
       9.65% Series F Cumulative Redeemable Preferred
         Shares of Beneficial Interest, liquidation preference
         $25 per share, 2,300,000 shares issued and outstanding               57,500       57,500
       7 1/4% Series G Convertible Cumulative Preferred
         Shares of Beneficial Interest, liquidation preference
         $250 per share, 1,265,000 shares issued and outstanding             316,250      316,250
   Common Shares of beneficial interest, $.01 par value,
       200,000,000 shares authorized, 97,870,504 shares issued
       and outstanding as of June 30, 1998 and 89,085,265
       shares issued and outstanding as of December 31, 1997                     979          891
   Paid in capital                                                         3,194,261    2,785,661
   Employee notes                                                             (4,949)      (5,145)
   Distributions in excess of accumulated earnings                          (180,989)    (133,129)
                                                                          ----------   ----------
       Total shareholders' equity                                          4,051,002    3,689,991
                                                                          ----------   ----------
       Total liabilities and shareholders' equity                         $8,000,039   $7,094,631
                                                                          ==========   ==========

                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in thousands except for per share data)
                                  (Unaudited)


                                                             Six Months Ended June 30,    Quarter Ended June 30,
                                                               1998         1997             1998      1997
                                                               ----         ----             ----      ----
REVENUES
  Rental income                                              $571,370      $290,799      $294,144     $156,564
  Fee and asset management                                      2,790         3,110         1,430        1,532
  Interest income - investment in mortgage notes               10,221         8,011         5,290        4,328
  Interest and other income                                     9,010         4,404         6,186        2,513
                                                             --------      --------      --------     --------
        Total revenues                                        593,391       306,324       307,050      164,937
                                                             --------      --------      --------     --------
EXPENSES
    Property and maintenance                                  137,910        70,760        71,197       38,426
    Real estate taxes and insurance                            56,484        29,667        29,041       15,756
    Property management                                        25,110        11,819        13,531        6,148
    Fee and asset management                                    2,240         1,569         1,188          602
    Depreciation                                              131,910        62,775        67,520       33,898
    Interest:
         Expense incurred                                     105,651        50,924        55,397       27,631
         Amortization of deferred financing costs               1,275         1,220           651          617
    General and administrative                                 10,271         6,206         5,391        3,231
                                                             --------      --------      --------     --------

        Total expenses                                        470,851       234,940       243,916      126,309
                                                             --------      --------      --------     --------
Income before gain on disposition of properties
  and allocation to Minority Interests                        122,540        71,384        63,134       38,628
   Gain on disposition of properties                           11,092         3,632         9,223           --
                                                             --------      --------       -------     --------
Income before allocation to Minority Interests                133,632        75,016        72,357       38,628
Income allocated to Minority Interests                         (8,310)       (6,345)       (4,622)      (2,919)
                                                             --------      --------      --------     --------
Net income                                                    125,322        68,671        67,735       35,709
Preferred distributions                                       (43,384)      (20,939)      (21,692)     (11,878)
                                                             --------      --------       -------     --------
Net income available to Common Shares                        $ 81,938      $ 47,732        46,043     $ 23,831
                                                             ========      ========      ========    =========
Weighted average Common Shares outstanding                     95,394        55,385        97,405       58,940
                                                             ========      ========      ========     ========
Distributions declared per Common Share outstanding          $   1.34      $   1.25      $   0.67     $   0.62
                                                             ========      ========      ========     ========
Net income per weighted average Common Share outstanding     $   0.86      $   0.86      $   0.47     $   0.40
                                                             ========      ========      ========     ========
Net income per weighted average Common Share
  outstanding - assuming dilution                            $   0.85      $   0.85      $   0.47     $   0.40
                                                             ========      ========      ========     ========


                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                     Six Months Ended June 30,
                                                                                     -------------------------
                                                                                         1998        1997
                                                                                     -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                           $ 125,322   $  68,671
 Adjustments to reconcile net income to net cash provided by operating activities:
  Income allocated to Minority Interests                                                  8,310       6,345
  Depreciation                                                                          131,910      62,775
  Amortization of deferred financing costs (including discounts and premiums on debt)       249       1,279
  Amortization of discount on investment in mortgage notes                               (1,000)       (750)
  Gain on disposition of properties                                                     (11,092)     (3,632)
  Changes in assets and liabilities:
   (Increase) in rents receivable                                                        (1,825)       (326)
   (Increase) in deposits - restricted                                                   (4,537)       (237)
   Decrease (increase) in other assets                                                    3,000      (4,246)
   Increase in accounts payable and accrued expenses                                     11,466       5,093
   Increase in accrued interest payable                                                   6,904       3,548
   (Decrease) increase in rents received in advance and other liabilities                (3,186)      7,280
                                                                                      ---------   ---------
  Net cash provided by operating activities                                             265,521     145,800
                                                                                      ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in real estate, net                                                        (499,463)   (333,770)
 Improvements to real estate                                                            (32,021)    (14,709)
 Additions to non-real estate property                                                   (4,445)     (2,730)
 Proceeds from disposition of real estate                                                40,488       4,771
 Purchase of management contract rights                                                    (119)     (3,500)
 (Increase) in mortgage deposits                                                        (12,791)    (11,700)
 Deposits (made) on real estate acquisitions                                            (16,321)     (1,700)
 Deposits applied on real estate acquisitions                                             8,540      16,761
 Investment in mortgage notes, net                                                            -     (87,418)
 Investment in partnerships - development                                               (13,042)          -
 Costs related to Mergers                                                                (1,851)    (51,639)
 Other investing activities                                                             (10,583)    (34,953)
                                                                                      ---------   ---------
  Net cash (used for) investing activities                                             (541,608)   (520,587)
                                                                                      ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of Common Shares                                                    419,619     488,889
 Proceeds from sale of Preferred Shares                                                       -     175,000
 Proceeds from exercise of options                                                        4,459       3,250
 Proceeds from sale of 2015 Notes, net of discount                                      298,125           -
 Proceeds from option to remarket the 2015 Notes                                          8,130           -
 Payment of offering costs                                                              (10,314)     (6,082)
 Distributions to Common Share and Preferred Share owners                              (109,152)    (83,662)
 Distributions to Minority Interests                                                     (6,733)     (9,497)
 Principal receipts on employee notes                                                       196         211
 Proceeds from restructuring of tax-exempt bond investments                                   -       9,350
 Repayments on line of credit                                                          (235,000)   (185,000)
 Proceeds from line of credit                                                           175,000     185,000
 Principal payments on mortgage notes payable                                           (39,804)    (39,437)
 Loan and bond acquisition costs                                                         (1,426)     (1,026)
 Increase in security deposits                                                            5,607       1,878
                                                                                      ---------   ---------
  Net cash provided by financing activities                                             508,707     538,874
                                                                                      ---------   ---------
Net increase in cash and cash equivalents                                               232,620     164,087
Cash and cash equivalents, beginning of period                                           33,295     147,271
                                                                                      ---------   ---------
Cash and cash equivalents, end of period                                              $ 265,915   $ 311,358
                                                                                      =========   =========

                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                    Six Months Ended June 30,
                                                                                    -------------------------
                                                                                      1998            1997
                                                                                    -------------------------
Supplemental information:
 Cash paid during the period for interest                                           $ 98,747         $ 41,451
                                                                                    ========         ========

 Mortgage loans and unsecured notes assumed and or entered into through Mergers
  and acquisitions of real estate                                                   $232,801         $491,143
                                                                                    ========         ========

 Net real estate contributed in exchange for OP units                               $ 16,270         $      -
                                                                                    ========         ========

                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Definition of special terms:

Capitalized terms used but not defined herein are as defined in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1997 ("Form 10-K").

1.   Business

     As used herein, the term "Company" means Equity Residential Properties Trust ("EQR") and its subsidiaries as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger") and Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger"). The Company is engaged in the acquisition, ownership and operation of multifamily properties and is a self-administered and self-managed equity real estate investment trust ("REIT"). As of June 30, 1998, the Company controlled a portfolio of 499 multifamily properties (individually a "Property" and collectively the "Properties"). The Company's interest in six of these Properties at the time of acquisition thereof consisted solely of ownership of debt collateralized by such Properties. The Company also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties (the "Additional Properties").

2.   Basis of Presentation

     The balance sheet as of June 30, 1998, the statements of operations for the six months and the three months ended June 30, 1998 and cash flows for the six months ended June 30, 1998 represent the consolidated financial information of the Company and its subsidiaries.

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

     These unaudited Consolidated Financial Statements of the Company have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Financial Statements and Notes thereto included in the Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes to the notes included in the Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

3.   Shareholders' Equity and Minority Interests

     During the first six months of 1998, the Company issued 51,136 Common Shares pursuant to the Employee Share Purchase Plan and received net proceeds of approximately $2.2 million.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)


     During the first six months of 1998, the Company issued 1,003,212 Common Shares pursuant to the Direct Share Purchase Plan and received net proceeds of approximately $49.8 million.

     On January 27, 1998, the Company completed an offering of 4,000,000 publicly registered Common Shares, which were sold to the public at a price of $50.4375 per share (the "January 1998 Common Share Offering"). The Company received net proceeds of approximately $195.3 million in connection therewith.

     On February 18, 1998, the Company completed offerings of 988,340 publicly registered Common Shares, which were sold to the public at a price of $50.625 per share. On February 23, 1998, the Company completed an offering of 1,000,000 publicly registered Common Shares, which were sold to the public at a price of $48 per share. The Company received net proceeds from these offerings (collectively, the "February 1998 Common Share Offerings") of approximately $95 million.

     On March 30, 1998, the Company completed an offering of 495,663 publicly registered Common Shares, which were sold at a price of $47.9156 per share (the "March 1998 Common Share Offering"). The Company received net proceeds of approximately $23.7 million in connection therewith.

     On April 29, 1998, the Company completed an offering of 946,565 publicly registered Common Shares, which were sold at a price of $46.5459 per share (the "April 1998 Common Share Offering"). The Company received net proceeds of approximately $44.1 million in connection therewith.

     The following table presents the changes in the Company's issued and outstanding Common Shares for the six months ended June 30, 1998:

===============================================================================================
   Balance at January 1, 1998                                                        89,085,265
-----------------------------------------------------------------------------------------------
   Common Shares issued through January 1998 Common Share Offering                    4,000,000
   Common Shares issued through February 1998 Common Share Offerings                  1,988,340
   Common Shares issued through March 1998 Common Share Offering                        495,663
   Common Shares issued through April 1998 Common Share Offering                        946,565
   Common Shares issued through Direct Share Purchase Plan                            1,003,212
   Common Shares issued through DRIP Plan                                                   429
   Common Shares issued through conversion of Series E Preferred Shares                     278
   Conversion of OP Units into Common Shares                                             76,478
   Common Shares issued through Employee Share Purchase Plan                             51,136
   Common Shares issued through restricted share awards                                  54,505
   Common Shares issued through exercise of options                                     152,653
   Common Shares issued through 401(k) Plan                                              15,980
                                                                                     ----------
   Balance at June 30, 1998                                                          97,870,504
===============================================================================================

     Assuming conversion of all OP Units into Common Shares, total Common Shares outstanding at June 30, 1998 would have been 107,711,816.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)


     The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest are collectively referred to as the "Minority Interests". As of June 30, 1998, the Minority Interests held 9,841,312 OP Units, which represented a 9.14% interest in the Operating Partnership.

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

     The Company paid a $0.67 per Common Share distribution on July 10, 1998 for the quarter ended June 30, 1998 to Common Shareholders of record as of June 26, 1998.

     The following table summarizes the distributions paid to Preferred Share and Depositary Share holders related to the quarter ended June 30, 1998:

                       Distribution                  For the
                       ------------                  -------
                          Amount       Date Paid  Quarter ended  Record Date
                          ------       ---------  -------------  -----------
Series A Preferred
   Share holders         $0.585937      07/15/98     06/30/98      06/26/98

Series B Depositary
   Share holders         $0.570312      07/15/98     06/30/98      06/26/98

Series C Depositary
   Share holders         $0.570312      07/15/98     06/30/98      06/26/98

Series D Depositary
   Share holders         $0.537500      07/15/98     06/30/98      06/26/98

Series E Preferred
   Share holders         $0.437500      07/01/98     06/30/98      06/15/98

Series F Preferred
   Share holders         $0.603125      07/15/98     06/30/98      06/26/98

Series G Depositary
   Share holders         $0.453125      07/15/98     06/30/98      06/26/98

4.   Real Estate

     During the six months ended June 30, 1998, the Company acquired the 41 Properties listed below from unaffiliated third parties. In connection with certain of the acquisitions listed below, the Company assumed and or entered into mortgage indebtedness of approximately $232.8 million and issued OP Units having a value of approximately $16.3 million. The cash portion of these transactions was funded primarily from proceeds raised from the January 1998 Common Share

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

Offering, the February 1998 Common Share Offerings, the March 1998 Common Share Offering, the April 1998 Common Share Offering, the Company's line of credit, the Direct Share Purchase Plan and working capital.

                                                                                     Total
                                                                                  Acquisition
     Date                                                              Number         Cost
   Acquired   Property                      Location                  of Units   (in thousands)
   --------   --------                      --------                  --------   --------------
   01/07/98   Cityscape                     St. Louis Park, MN           156       $  12,367

   01/09/98   740 River Drive               St. Paul,  MN                162          12,965

   01/13/98   Prospect Towers               Hackensack, NJ               157          36,336

   01/16/98   Park Place                    Houston, TX                  229          13,578

   01/16/98   Park Westend                  Richmond, VA                 312          13,423

   01/29/98   Emerald Bay at Winter Park    Winter Park, FL              432          15,774

   02/05/98   Farnham Park                  Houston, TX                  216          15,777

   02/25/98   Plantation                    Houston, TX                  232          10,091

   02/27/98   Balcones Club                 Austin, TX                   312          12,365

   03/02/98   Coach Lantern                 Scarborough, ME               90           4,856

   03/02/98   Foxcroft                      Scarborough, ME              104           5,044

   03/02/98   Yarmouth Woods                Yarmouth, ME                 138           6,788

   03/20/98   Rolido Parque                 Houston, TX                  369          10,911

   03/26/98   The Fairfield                 Stamford, CT                 263          45,959

   03/26/98   Trails of Valley Ranch        Irving, TX                   216          10,753

   04/01/98   Sonterra at Foothill Ranch    Foothill Ranch, CA           300          31,551

   04/01/98   Harbor Pointe                 Milwaukee, WI                595          25,088

   04/01/98   Gates at Carlson Center       Minnetonka, MN               435          28,099

   04/01/98   GlenGarry Club                Bloomingdale, IL             250          18,909

   04/01/98   Plum Tree I II III            Hales Corners, WI            332          22,266

   04/01/98   Ravinia                       Greenfield, WI               206          13,273

   04/01/98   The Woodlands of Brookfield   Brookfield, WI               148          15,495

   04/07/98   Vista Pointe at the Valley    Irving, TX                   231          19,099

   04/23/98   Emerson Place                 Boston, MA                   462          72,389

   05/13/98   Sierra Canyon                 Santa Clarita, CA            232          15,998

   05/14/98   Northridge                    Pleasant Hill, CA            221          20,205

   05/22/98   The Arboretum                 Canton, MA                   156          15,640

   05/28/98   Woodridge                     Eagan, MN                    200          12,009

   05/28/98   Townhomes of Meadowbrook      Auburn Hills, MI             230          13,724

   06/01/98   Brookside                     Boulder, CO                  144          13,803

   06/10/98   The Greystone                 Atlanta, GA                  150           7,439

   06/11/98   Coconut Palm Club             Coconut Creek, FL            300          20,651

   06/11/98   Portside Towers               Jersey City, NJ              527         119,118

   06/16/98   Defoor Village                Atlanta, GA                  156          13,513

   06/16/98   Plantation Ridge              Marietta, GA                 454          23,264

   06/18/98   Wynbrook                      Norcross, GA                 318          13,536

   06/24/98   Cross Creek                   Matthews, NC                 420          23,436

   06/26/98   Copper Hill                   Bedford, TX                  204           7,006


                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

                                                                                Total
                                                                             Acquisition
     Date                                                       Number          Cost
   Acquired   Property                       Location          of Units     (in thousands)
   --------   --------                       --------          --------     --------------
   06/26/98   Walker's Mark                  Dallas, TX            164             7,006
   06/26/98   Royal Crest Estates            Waterbury, CT         156             7,324
   06/26/98   Tyrone Gardens                 Randolph, MA          165            10,724
                                                               -------          --------
                                                                10,544          $817,552
                                                               =======          ========

5.   Commitments to Acquire Rental Properties

     As of June 30, 1998, in addition to the properties that were subsequently acquired as discussed in Note 14 of the Notes to Consolidated Financial Statements, the Company entered into separate agreements to acquire 16 multifamily properties containing 4,804 units from unaffiliated third parties. The expected combined purchase price is approximately $295.8 million, which includes the assumption of mortgage indebtedness of approximately $114.4 million.

     The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraph.

6.   Disposition of Rental Properties

     On March 12, 1998, the Company sold Mountain Brook Apartments and Ridgemont Apartments, both located in Chattanooga, Tennessee for a sales price of $16.7 million. The gain for financial reporting purposes was approximately $1.9 million.

     On May 1, 1998, the Company sold The Place Apartments located in Ft. Myers, Florida for a sales price of $8.5 million. The gain for financial reporting purposes was approximately $1.4 million.

     On May 15, 1998, the Company sold Terraces at Peachtree Apartments located in Atlanta, Georgia for a sales price of $7.2 million. The gain for financial reporting purposes was approximately $1.5 million.

     On June 2, 1998, the Company sold Stonelake Club Apartments located in Ocala, Florida for a sales price of $8.7 million. The gain for financial reporting purposes was approximately $6.3 million.

7.   Calculation of Net Income Per Weighted Average Common Share

     The following tables set forth the computation of net income per weighted average Common Share outstanding and net income per weighted average Common Share outstanding assuming dilution.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


                                                           -------------------------       ----------------------
                                                           Six Months Ended June 30,       Quarter Ended June 30,
                                                            1998              1997          1998           1997
                                                           -------------------------       ----------------------
                                                              (Amounts in thousands except per share amounts)
Numerator:

 Income before allocation of income to Minority Interests,
  preferred distributions and gain on disposition of
  properties                                               $122,540        $ 71,384        $ 63,134     $ 38,628

 Allocation of income to Minority Interests                  (8,310)         (6,345)         (4,622)      (2,919)

 Distributions to preferred shareholders                    (43,384)        (20,939)        (21,692)     (11,878)
                                                           --------        --------        --------     --------
 Income before gain on disposition of properties             70,846          44,100          36,820       23,831

 Gain on disposition of properties                           11,092           3,632           9,223            -
                                                           --------        --------        --------     --------
 Numerator for net income per weighted average
  Common Share outstanding                                   81,938          47,732          46,043       23,831

 Effect of dilutive securities:
  Allocation of income to Minority Interests                  8,310           6,345           4,622        2,919
                                                           --------        --------        --------     --------
 Numerator for net income per weighted average
  Common Share outstanding - assuming dilution             $ 90,248        $ 54,077        $ 50,665     $ 26,750
                                                           ========        ========        ========     ========
Denominator:

 Denominator for net income per weighted
  average Common Share outstanding                           95,394          55,385          97,405       58,940

 Effect of dilutive securities:
  Contingent incremental employee share options               1,118             922           1,047          920
  Weighted Average OP Units outstanding                       9,683           7,401           9,777        7,326
                                                           --------        --------        --------     --------
 Denominator for net income per weighted average
  Common Share outstanding - assuming dilution              106,195          63,708         108,229       67,186
                                                           ========        ========        ========     ========
Net income per weighted average Common
  Share outstanding                                        $   0.86        $   0.86        $   0.47     $   0.40
                                                           ========        ========        ========     ========
Net income per weighted average Common
  Share outstanding - assuming dilution                    $   0.85        $   0.85        $   0.47     $   0.40
                                                           ========        ========        ========     ========

                      EQUITY RESIDENTIAL PROPERTIES TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


                                                            Six Months Ended June 30,      Quarter Ended June 30,
                                                            -------------------------      ----------------------
                                                              1998             1997          1998            1997
                                                            -------------------------      ----------------------
Net income per weighted average Common Share
 outstanding:

Income before gain on disposition of properties per
 weighted average Common Share outstanding                  $ 0.74            $ 0.79        $ 0.38          $ 0.40
Gain on disposition of properties                             0.12              0.07          0.09               -
                                                            ------            ------        ------          ------
Net income per weighted average Common
 Share outstanding                                          $ 0.86            $ 0.86        $ 0.47          $ 0.40
                                                            ======            ======        ======          ======

Net income per weighted average Common Share outstanding - assuming dilution:

Income before gain on disposition of properties per
 weighted average Common Share outstanding -
 assuming dilution                                          $ 0.75            $ 0.79        $ 0.38          $ 0.40
Gain on disposition of properties                             0.10              0.06          0.09               -
                                                            ------            ------        ------          ------
Net income per weighted average Common
 Share outstanding - assuming dilution                      $ 0.85            $ 0.85        $ 0.47          $ 0.40
                                                            ======            ======        ======          ======


Convertible Preferred Shares that could be converted into 7,623,507 shares of common shares were outstanding at June 30, 1998 but were not included in the computation of diluted earnings per share because it would be anti-dilutive.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)


8.   Mortgage Notes Payable

     As of June 30, 1998, the Company had mortgage indebtedness of approximately $1.8 billion encumbering 163 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $180.9 million) was approximately $2.9 billion. The mortgage notes payables are generally due in monthly installments of interest only. In connection with the Properties acquired during the six months ended June 30, 1998, the Company assumed and or entered into mortgage indebtedness on sixteen Properties in the aggregate amount of $232.8 million.

     Concurrent with the refinancing of certain tax-exempt bonds and as a requirement of the credit provider of the bonds, the Financing Partnership, which owns certain of the Properties, entered into interest rate protection agreements, which were assigned to the credit provider as additional security. The Financing Partnership pays interest based on a fixed interest rate and the counterparty of the agreement pays interest to the Company at a floating rate that is calculated based on the Public Securities Association Index for municipal bonds ("PSA Municipal Index"). As of June 30, 1998, the aggregate notional amount of these agreements was approximately $173.1 million. The fixed interest rates for these agreements were 4.81%, 4.528% and 4.90%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004.

     The Company simultaneously entered into substantially identical reverse interest rate protection agreements. Under these agreements the Company pays interest monthly at a floating rate based on the PSA Municipal Index and the counterparty pays interest to the Company based on a fixed interest rate. As of June 30, 1998, the aggregate notional amount of these agreements was approximately $173.1 million. The fixed interest rates received by the Company in exchange for paying interest based on the PSA Municipal Index for these agreements were 4.74%, 4.458% and 4.83%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004.

     Collectively, these agreements effectively cost the Company 0.07% per annum on the current outstanding aggregate notional amount. The Company believes that it has limited exposure to the extent of non-performance by the counterparties of the agreements since each counterparty is a major U.S. financial institution, and the Company does not anticipate their non-performance.

     The Company also has an interest rate cap agreement for a notional amount of $228 million, for which it will receive payments if the PSA index exceeds 5.75%, that terminates on December 1, 1999. Any payments by the counterparty under this agreement have been collaterally assigned to the provider of certain sureties related to the tax-exempt bonds secured by certain of its Properties. The Company has no payment obligations to the counterparty with respect to this agreement.

     As of June 30, 1998, scheduled maturities for the Company's outstanding mortgage indebtedness are at various dates through February 1, 2032. During the six months ended June 30, 1998, the Company repaid the outstanding mortgage balance on five Properties in the amount of $34.1 million.

9.   Line of Credit

     During the six months ended June 30, 1998, the Company repaid $235 million outstanding

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

on its line of credit with proceeds raised from the January 1998 Common Share Offering and the February 1998 Common Share Offerings. As of June 30, 1998, there was $175 million outstanding on this line of credit.

10.  Notes

     As of June 30, 1998, the Company had outstanding unsecured notes of approximately $1.4 billion (net of a $4.1 million discount and including a $7.4 million premium).

     In February 1996, the Company entered into an interest rate protection agreement that hedged the interest rate risk of the 1999 Notes by locking the effective four-year Treasury Rate, commencing May 15, 1999 through May 2003. There was no cost to the Company for entering into this agreement.

     Prior to the issuance of the 2002 Notes, the Company entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance. The Company made a one-time settlement payment of this protection transaction, which was approximately $0.8 million and is being amortized over the term of the 2002 Notes. As of June 30, 1998, the unamortized balance of this cost was approximately $0.4 million.

     Prior to the issuance of the 2026 Notes, the Company entered into an interest rate protection agreement to effectively fix the interest rate cost of this issuance to 7.5%. The Company received a one-time settlement payment of this transaction, which was approximately $0.6 million and is being amortized over ten years. As of June 30, 1998, the unamortized balance was approximately $0.5 million.

     Prior to the issuance of the 2001 and 2003 Notes, the Company entered into two interest rate protection agreements to effectively fix the interest rate costs of such issuance's. The Company made a one time settlement payment of each protection transaction, which was approximately $5 million and $1.7 million, respectively, and are being amortized over the term of the Notes on a straight-line basis. As of June 30, 1998 the unamortized balance of these costs were approximately $4.2 million and $1.5 million, respectively.

     In April 1998, the Operating Partnership issued $300 million of unsecured fixed rate notes (the "2015 Notes") in connection with the Debt Shelf Registration in a public debt offering (the "Sixth Public Debt Offering"). The 2015 Notes were issued at a discount, which is being amortized over the life of the 2015 Notes on a straight-line basis. The 2015 Notes are due April 13, 2015, Putable/Callable April 13, 2005 by the Operating Partnership. The annual interest rate on the 2015 Notes to April 13, 2005 (the "Remarketing Date") is 6.63%, which is payable semiannually in arrears on October 13 and April 13, commencing October 13, 1998. The 2015 Notes are subject to mandatory tender on the Remarketing Date. The Operating Partnership received net proceeds of approximately $298.1 million in connection with this issuance. The Operating Partnership also received approximately $8.1 million from the sale of the option to remarket the 2015 Notes in April 2005, which is being amortized over the term of the 2015 Notes. As of June 30, 1998 the unamortized balance was approximately $8 million. Prior to the issuance of the 2015 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)


interest rate cost of such issuance until the Remarketing Date. The Operating Partnership received a one-time settlement payment from this transaction, which was approximately $0.6 million and is being amortized over seven years. As of June 30, 1998 the unamortized balance was approximately $0.6 million.

     In regard to all of the interest rate protection agreements mentioned in the previous paragraphs, the Company believes that it has limited exposure to the extent of non-performance by the counterparties of each agreement since each counterparty is a major U.S. financial institution, and the Company does not anticipate their non-performance.

11.  Deposits - restricted

     Deposits-restricted as of June 30, 1998 primarily included a deposit in the amount of $20 million held in a third party escrow account to provide collateral for third party construction financing in connection with the Joint Venture Agreement. Also, approximately $16.3 million was held in third party escrow accounts, representing proceeds received in connection with the Company's disposition of two properties and earnest money deposits made for additional acquisitions. In addition, approximately $12.4 million was for tenant security and utility deposits for certain of the Company's Properties.

12.  Summarized Pro Forma Condensed Statement of Operations (unaudited)

     The following Summarized Pro Forma Condensed Statement of Operations has been prepared as if the January 1998 Common Share Offering, the February 1998 Common Share Offerings, the March 1998 Common Share Offering, the April 1998 Common Share Offering, the Sixth Public Debt Offering, the acquisition of an additional 41 Properties, including the related assumption of $232.8 million of mortgage indebtedness, the repayment of $34.1 million of mortgage indebtedness and the disposition of five properties (as described in Note 3, Note 4, Note 6, Note 8 and Note 10 of Notes to Consolidated Financial Statements) had occurred on January 1, 1998. This would result in 97,870,504 Common Shares outstanding. In management's opinion, the Summarized Pro Forma Condensed Statement of Operations does not purport to present what actual results would have been had the above transactions occurred on January 1, 1998, or to project results for any future period. The amounts presented in the following statement are in thousands except for share amounts:

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

                                                                   Summarized Pro Forma
                                                                    Condensed Statement
                                                                       of Operations
                                                                 For the Six Months Ended
                                                                       June 30, 1998
                                                                   (Amounts in thousands
                                                                 except per share amounts)
                                                                ---------------------------
  Total Revenues                                                          $620,734
                                                                          --------

  Total Expenses                                                           498,755
                                                                          --------

  Pro Forma income before allocation to Minority Interests                 133,071
                                                                          --------

  Pro Forma net income                                                     125,197
  Preferred distributions                                                   43,384
                                                                          --------

  Pro Forma net income available for Common Shares                        $ 81,813
                                                                          ========

  Pro Forma net income per Common Share                                   $   0.84
                                                                          ========

13.  Commitments and Contingencies

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

     The Company does not believe there is any litigation threatened against the Company other than routine litigation arising out of the ordinary course of business. Some of which is expected to be covered by liability insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

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

14.  Subsequent Events

     On July 1, 1998, the Company acquired Trowbridge Apartments, a 210-unit multifamily property located in Atlanta, Georgia, from an unaffiliated third party for a purchase price of

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)



approximately $12 million.

     On July 1, 1998, the Company acquired seventeen multifamily properties, consisting of 3,775 units, from an unaffiliated third party for a purchase price of approximately $318.3 million, which included the issuance of OP Units having a value of approximately $88.3 million. The properties are located in the states of Washington, Arizona, Nevada and Colorado.

     On July 8, 1998, the Company acquired Parkcrest Apartments, a 210-unit multifamily property located in Southfield, Michigan from an unaffiliated third party for a purchase price of approximately $11.6 million, which included the assumption of mortgage indebtedness of approximately $7.3 million.

     On July 8, 1998, the Company acquired ten multifamily properties, consisting of 1,911 units, all of which are located in Texas, from an unaffiliated third party for a purchase price of approximately $82.3 million, which included the assumption of mortgage indebtedness of approximately $60 million and the issuance of OP Units having a value of approximately $21 million.

     On July 8, 1998, the Company entered into a definitive agreement and plan of merger with a publicly held unaffiliated REIT to acquire 118 multifamily properties containing 34,990 units for a total purchase price of $2.1 billion, which may include the issuance of $1.1 billion of common stock, $370 million of preferred stock and the assumption of mortgage indebtedness of up to $655 million. The closing of this pending transaction is subject to entering into a binding agreement, shareholder approval and certain other contingencies and conditions; therefore, there can be no assurance that this transaction will be consummated or that the final terms thereof will not differ in material respects from those summarized above.

     On July 9, 1998, the Company acquired four multifamily properties, consisting of 683 units, from an unaffiliated third party for a purchase price of approximately $45.3 million, which included the issuance of OP Units having a value of approximately $11.2 million. The properties are located in the states of Colorado and California.

     On July 10, 1998, the Company acquired Martins Landing Apartments, a 300-unit multifamily property located in Roswell, Georgia from an unaffiliated third party for a purchase price of approximately $17.7 million, which included the assumption of mortgage indebtedness of approximately $13 million.

     On July 10, 1998, the Company acquired The Lakes at Vinings Apartments, a 464-unit multifamily property located in Atlanta, Georgia from an unaffiliated third party for a purchase price of approximately $28.3 million, which included the assumption of mortgage indebtedness of approximately $22.5 million.

     On July 14, 1998, the Company acquired Summer Creek Apartments, a 72-unit multifamily property located in Plymouth, Minnesota from an unaffiliated third party for a purchase price of approximately $4.3 million, which included the issuance of OP Units having a value of approximately $0.9 million and the assumption of mortgage indebtedness of approximately $2.4 million.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)


     On July 15, 1998, the Company acquired Patchen Oaks Apartments, a 192-unit multifamily property located in Lexington, Kentucky from an unaffiliated third party for a purchase price of approximately $9.4 million.

     On July 15, 1998, the Company acquired Lexington Village Apartments, a 352-unit multifamily property located in Alpharetta, Georgia from an unaffiliated third party for a purchase price of approximately $24.5 million, which included the assumption of mortgage indebtedness of approximately $18.8 million and the issuance of OP Units having a value of approximately $0.4 million.

     On July 15, 1998, the Company acquired four multifamily properties, consisting of 558 units, all of which are located in Frederick, Maryland, from an unaffiliated third party for a purchase price of approximately $26.9 million, which included the assumption of mortgage indebtedness of approximately $5.9 million.

     On July 16, 1998, the Company acquired Coachman Trails Apartments, a 154-unit multifamily property located in Plymouth, Minnesota from an unaffiliated third party for a purchase price of approximately $10.6 million, which included the assumption of mortgage indebtedness of approximately $6.6 million.

     On July 21, 1998, the Company acquired Colony Woods Apartments, a 414-unit multifamily property located in Birmingham, Alabama from an unaffiliated third party for a purchase price of approximately $23.4 million.

     On July 22, 1998, the Company acquired Arbors at Century Center Apartments, a 420-unit multifamily property located in Memphis, Tennessee from an unaffiliated third party for a purchase price of approximately $17.7 million.

     On July 29, 1998, the Company acquired a vacant parcel of land, containing .910 acres located in Raleigh, North Carolina from an unaffiliated third party for a purchase price of approximately $22,000.

     On July 31, 1998, the Company acquired four multifamily properties, consisting of 804 units, from an unaffiliated third party for a purchase price of approximately $83.2 million, which included the issuance of OP Units having a value of approximately $15.2 million and the assumption of mortgage indebtedness of $41.3 million. The properties are located in the states of California and Washington.

     On July 31, 1998, the Company sold Country Club I & II Apartments located in Silver Springs, Maryland for a sales price of $20.8 million and received net proceeds of $7.5 million.

     On August 5, 1998, the Company acquired Fernbrook Townhomes Apartments, a 72-unit multifamily property located in Plymouth, Minnesota from an unaffiliated third party for a purchase price of approximately $7 million, which included the assumption of mortgage indebtedness of approximately $5.2 million.

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

Results of Operations

     Since EQR's IPO and through June 30, 1998, the Company has acquired direct or indirect interests in 453 properties (the "Acquired Properties"), containing 129,054 units in the aggregate for a total purchase price of approximately $7.4 billion, including the assumption of or new mortgage indebtedness of approximately $2.2 billion and $0.4 billion of unsecured notes. The Company's interest in six of the Acquired Properties at the time of acquisition thereof consisted solely of ownership of the debt collateralized by such Acquired Properties. The Company purchased its interests in 41 of such Acquired Properties consisting of 10,544 units in 1998 (the "1998 Acquired Properties").

     During the six months ended June 30, 1998, the Company disposed of five properties (the "1998 Disposed Properties") for a total sales price of $41.1 million.

     The Company's overall results of operations for the six months ended June 30, 1998 and 1997 have been significantly impacted by the Company's acquisition activity. The significant changes in rental revenues, property and maintenance expenses, real estate taxes and insurance,

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


depreciation expense, property management and interest expense can all primarily be attributed to the acquisition of the 1997 Acquired Properties and the 1998 Acquired Properties. The impact of the 1997 Acquired Properties and the 1998 Acquired Properties is discussed in greater detail in the following paragraphs.

     Properties that the Company owned, which equaled 64,086 units, for all of both six month periods ended June 30, 1998 and June 30, 1997 (the "Six-Month 1998 Same Store Properties") impacted the Company's results of operations. Properties that the Company owned, which equaled 68,198 units, for all of both the quarters ended June 30, 1998 and June 30, 1997 (the "Second-Quarter 1998 Same Store Properties") also impacted the Company's results of operations. Both the Six-Month 1998 Same Store Properties and Second-Quarter 1998 Same Store Properties are discussed in the following paragraphs.

     Comparison of six months ended June 30, 1998 to six months ended June 30, 1997

     For the six months ended June 30, 1998, income before gain on disposition of properties and allocation to Minority Interests increased by $51.2 million when compared to the six months ended June 30, 1997. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses depreciation expense, interest expense and general and administrative expenses. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1998 Acquired Properties and 1997 Acquired Properties. These increases were partially offset by the 1997 Disposed Properties and the 1998 Disposed Properties. The increase in interest income of $2.2 million earned on the Company's mortgage note investments is primarily attributable to its $88 Million Note Investment, which includes three months of basic interest and contingent interest in 1998 compared to two months of basic interest in the 1997 period.

     In regard to the Six-Month 1998 Same Store Properties, rental revenues increased by approximately $12.6 million to $264.1 million or 5.01% primarily as a result of higher rental rates charged to new tenants and tenant renewals, as well as a 1.51% increase in average economic occupancy levels. Overall, property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses increased approximately $2.5 million or 2.5%. This increase was primarily the result of higher compensation costs, utilities and maintenance costs and leasing and advertising costs.

     Property management represents expenses associated with the management of the Company's Properties. These expenses increased by approximately $13.3 million primarily due to the continued expansion of the Company's property management business to facilitate the management of the Company's additional properties.

     Interest expense, including amortization of deferred financing costs, increased by approximately $54.8 million. This increase was primarily the result of an increase in the Company's average indebtedness outstanding which increased by $1.6 billion. However, the Company's effective interest costs decreased from 7.54% for the six months ended June 30, 1997 to 7.23% for the six months ended June 30, 1998.

     General and administrative expenses, which include corporate operating expenses, increased

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

approximately $4.1 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel, higher compensation costs and shareholder reporting costs as well as an increase in professional fees. However, by gaining certain economies of scale with a much larger operation these expenses as a percentage of total revenues were 1.73% for the six months ended June 30, 1998 compared to 2.03% of total revenues for the six months ended June 30, 1997.

     Comparison of quarter ended June 30, 1998 to quarter ended June 30, 1997

     For the quarter ended June 30, 1998, income before gain on disposition of properties and allocation to Minority Interests increased by $24.5 million when compared to the quarter ended June 30, 1997. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation, interest expense and general and administrative expenses. All of the increases in the various line item accounts mentioned above can be primarily attributed to the continued purchase of multifamily properties, specifically the 1998 Acquired Properties and 1997 Acquired Properties. These increases were partially offset by the 1997 Disposed Properties and the 1998 Disposed Properties.

     In regard to the Second Quarter 1998 Same Store Properties, rental revenues increased by approximately $6.8 million to $142.3 million or 4.99% primarily as a result of higher rental rates charged to new tenants and tenant renewals, as well as a 1.39% increase in average economic occupancy levels. Overall, property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses increased approximately $1.1 million or 2.1%. This increase was primarily the result of higher compensation costs, utilities and maintenance costs and leasing and advertising costs.

     Property management represents expenses associated with the management of the Company's Properties. These expenses increased by approximately $7.4 million primarily due to the continued expansion of the Company's property management business to facilitate the management of the Company's additional properties.

     Interest expense, including amortization of deferred financing costs, increased by approximately $27.8 million. This increase was primarily the result of an increase in the Company's average indebtedness outstanding which increased by $1.6 billion. However, the Company's effective interest costs decreased from 7.63% for the quarter ended June 30, 1997 to 7.20% for the quarter ended June 30, 1998.

     General and administrative expenses, which include corporate operating expenses, increased approximately $2.2 million between the periods under comparison. This increase was primarily due to adding corporate personnel, higher compensation costs and shareholder reporting costs as well as an increase in professional fees. However, by gaining certain economies of scale with a much larger operation these expenses as a percentage of total revenues were 1.76% for the quarter ended June 30, 1998, which was a decrease from 1.96% for the quarter ended June 30, 1997.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

     As of January 1, 1998, the Company had approximately $33.3 million of cash and cash equivalents and $265 million available on its line of credit of which $24.7 million was restricted. After taking into effect the various transactions discussed in the following paragraphs, the Company's cash and cash equivalents balance at June 30, 1998 was approximately $265.9 million and the amount available on the Company's line of credit was $325 million of which $24.7 million was restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash provided by financing activities, all of which are presented in the Company's Statements of Cash Flows.

     With respect to Property acquisitions during the six months, the Company purchased 41 Properties containing 10,544 units for a total acquisition cost of approximately $817.6 million, including the assumption of and or new mortgage indebtedness of approximately $232.8 million. These acquisitions were primarily funded from proceeds received from the January 1998 Common Share Offering, the February 1998 Common Share Offerings, the March 1998 Common Share Offering, the April 1998 Common Share Offering, the Direct Share Purchase Plan, the Company's line of credit and working capital.

     Subsequent to June 30, 1998 and through August 10, 1998, the Company acquired 50 additional properties containing 10,591 units for a total purchase price of approximately $722.5 million, including mortgage indebtedness of $182.8 million and the issuance of OP Units having a value of approximately $137.1 million. These acquisitions were primarily funded with proceeds from the sale of the 2015 Notes, the Company's line of credit and working capital.

     During the six months ended June 30, 1998, the Company disposed of five properties that generated net proceeds of $40.5 million. Subsequently, these proceeds will be ultimately applied to purchase additional Properties.

     As of June 30, 1998, the Company had total indebtedness of approximately $3.4 billion, which included mortgage indebtedness of $1.78 billion (including premiums of $3.4 million), of which $730 million represented tax-exempt bond indebtedness, unsecured debt of $1.4 billion (including net discounts and premiums in the amount of $3.3 million) and $175 million outstanding on the Company's line of credit. During the first six months, the Company repaid $34.1 million of mortgage indebtedness on five of its Properties. These repayments were funded from the Company's line of credit or from proceeds received from the various capital transactions as discussed in Note 3 of the Notes to Consolidated Financial Statements.

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

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     In February 1996, the Company entered into an interest rate protection agreement that will hedge the Company's interest rate risk at maturity of $125 million of indebtedness. This agreement hedged the interest rate risk of the Operating Partnership's 1999 Notes by locking the effective four-year Treasury Rate commencing May 15, 1999. There was no cost to the Company for entering into this agreement.

     In July 1997, the Company entered into two interest rate protection agreements to effectively fix the interest rate cost of the Company's 2001 Notes and 2003 Notes. One agreement was for a notional amount of $100 million with a locked in treasury rate at 6.134%. The second agreement was for a notional amount of $75 million with a locked in treasury rate of 6.287%.

     In April 1998, the Company entered into an interest rate protection agreement to effectively fix the interest rate cost of the Company's 2015 Notes. The agreement was for a notional amount of $300 million with a locked in treasury rate of 6.63%.

     The fair value of these instruments as of June 30, 1998 approximates their carrying or contract values.

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

     During the six months ended June 30, 1998, total capital expenditures for the Company approximated $36.5 million. Of this amount, approximately $8.0 million related to capital improvements and major repairs for certain of the 1995, 1996, 1997 and 1998 Acquired Properties. Capital improvements and major repairs for all of the Company's pre-IPO properties and certain Acquired Properties approximated $8.8 million, or $63 per unit. Capital spent for replacement-type items approximated $15.3 million, or $109 per unit. Also included in total capital expenditures was approximately $4.4 million expended for non-real estate additions such as computer software, computer equipment, furniture and fixtures and leasehold improvements for the Company's property management offices and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for the remaining portion of 1998 are budgeted to be approximately $60 million.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Minority Interests as of June 30, 1998 increased by $17.5 million when compared to December 31, 1997. The primary factors that impacted this account during the six month period were distributions declared to Minority Interests, which amounted to $12.9 million for the six month period, the allocation of income from operations in the amount of $8.3 million and the conversion of OP Units into Common Shares and the issuance of Common Shares during the first six months.

     Total distributions paid in July 1998 amounted to approximately $93.8 million, which included distributions declared for the quarter ended June 30, 1998.

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

     The Company currently has a $500 million line of credit that is scheduled to mature in November 1999. As of August 10, 1998, $340 million was outstanding under the Company's line of credit.

     The Company has conducted a review of its computer operating systems and has identified those areas that could be affected by the "Year 2000" issue and has developed a plan to resolve this issue. The Company believes that by modifying certain existing hardware and software and, in other cases, converting to new application systems, the Year 2000 problem can be resolved without significant operational difficulties. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has estimated the Year 2000 project cost to be approximately $300,000.

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

     For the six months ended June 30, 1998, FFO increased by $96.1 million representing a 85.5% increase when compared to the six months ended June 30, 1997. For the quarter ended June 30, 1998, FFO increased by $47.4 million representing a 78.6% increase when compared to the quarter ended June 30, 1997.

     The following is a reconciliation of net income available to Common Shares to FFO available to Common Shares and OP Units for the six months and quarters ended June 30, 1998 and 1997:

                                              Six             Six
                                             Months          Months          Quarter        Quarter
                                             Ended           Ended            Ended          Ended
                                             6/30/98         6/30/97         6/30/98         6/30/97
                                             -------         -------        --------        --------
Net income available to Common Shares       $ 81,938         $ 47,732       $ 46,043         $23,831
Adjustments:
  Income allocated to Minority Interests       8,310            6,345          4,622           2,919
  Depreciation on real estate assets         129,387           61,885         66,162          33,453
  Amortization of deferred financing
   costs related to predecessor business          35              116             23              58
  Gain on disposition of properties          (11,092)          (3,632)        (9,223)             (0)
                                            --------         --------       --------         -------
FFO available to Common Shares and
  OP Units                                  $208,578         $112,446       $107,627         $60,261
                                            ========         ========       ========         =======

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     There have been no new or significant developments related to the legal proceedings that were discussed in Part I, Item III of the Company's Form 10-K for the year ended December 31, 1997.

Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits:

12   Computation of Ratio of Earnings to Fixed Charges.

(B)  Reports on Form 8-K:

A Report on Form 8-K dated April 23, 1998, reporting information on the April 1998 Common Share Offering.

A Report on Form 8-K dated June 25, 1998, reporting information on the acquisition of assets.

A Report on Form 8-K dated July 8, 1998, reporting information on the proposed Merger with Merry Land and Investment Company.

A Report on Form 8-K dated July 23, 1998, reporting financial information of Merry Land and Investment Company.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     EQUITY RESIDENTIAL PROPERTIES TRUST

Date: August 11, 1998        By: /s/             Bruce C. Strohm
      ---------------                ------------------------------------------
                                                 Bruce C. Strohm
                                     Executive Vice President, General Counsel
                                                 and Secretary


Date: August 11, 1998        By: /s/             Michael J. McHugh
      ---------------                ------------------------------------------
                                                 Michael J. McHugh
                                     Executive Vice President, Chief Accounting
                                                Officer and Treasurer

                      EQUITY RESIDENTIAL PROPERTIES TRUST
     Consolidated and Combined Historical, Including Predecessor Business Earnings to Combined Fixed Charges and Preferred Distributions Ratio

                                                                                       Historical
                                                          --------------------------------------------------------------------
                                                          06/30/98  06/30/97  12/31/97  12/31/96  12/31/95  12/31/94  12/31/93
                                                          -------- ---------- --------- --------- --------- --------- --------
                                                                                 (Amounts in thousands)
REVENUES
 Rental income                                            $571,370  $290,799  $707,733  $454,412  $373,919  $220,727  $104,388
 Fee income - outside managed                                2,790     3,110     5,697     6,749     7,030     4,739     4,651
 Interest income - investment in mortgage notes             10,221     8,011    20,366    12,819     4,862        --        --
 Interest and other income                                   9,010     4,404    13,525     4,405     4,573     5,568     3,031
                                                          --------  --------  --------  --------  --------  --------  --------
   Total revenues                                          593,391   306,324   747,321   478,385   390,384   231,034   112,070
                                                          --------  --------  --------  --------  --------  --------  --------

EXPENSES
 Property and maintenance                                  137,910    70,760   176,075   127,172   112,186    66,534    35,324
 Real estate taxes and insurance                            56,484    29,667    69,520    44,128    37,002    23,028    11,403
 Property management                                        25,110    11,819    26,793    17,512    15,213    10,249     3,491
 Property management - non-recurring                            --        --        --        --        --       879        --
 Fee and asset management                                    2,240     1,569     3,364     3,837     3,887     2,056     2,524
 Depreciation                                              131,910    62,775   156,644    93,253    72,410    37,273    15,384
 Interest:
   Expense incurred                                        105,651    50,924   121,324    81,351    78,375    37,044    26,042
   Amortization of deferred financing costs                  1,275     1,220     2,523     4,242     3,444     1,930     3,322
 Refinancing costs                                              --        --        --        --        --        --     3,284
 General and administrative                                 10,271     6,206    15,064     9,857     8,129     6,053     3,159
                                                          --------  --------  --------  --------  --------  --------  --------
   Total expenses                                          470,851   234,940   571,307   381,352   330,646   185,046   103,933
                                                          --------  --------  --------  --------  --------  --------  --------
Income (loss) before extraordinary item                   $122,540  $ 71,384  $176,014  $ 97,033  $ 59,738  $ 45,988  $  8,137
                                                          ========  ========  ========  ========  ========  ========  --------

Combined Fixed Charges and Preferred Distributions:
 Interest and other financing costs                       $105,651  $ 50,924  $121,324  $ 81,351  $ 78,375  $ 37,044  $ 26,042
 Refinancing costs                                              --        --        --        --        --        --     3,284
 Amortization of deferred financing costs                    1,275     1,220     2,523     4,242     3,444     1,930     3,322
 Preferred distributions                                    43,384    20,939    59,012    29,015    10,109        --        --
                                                          --------  --------  --------  --------  --------  --------  --------

Total Combined Fixed Charges
 and Preferred Distributions                              $150,310  $ 73,083  $182,859  $114,608  $ 91,928  $ 38,974  $ 32,648
                                                          ========  ========  ========  ========  ========  ========  ========
Earnings before combined fixed charges
 and preferred distributions                              $229,466  $123,528  $299,861  $182,626  $141,557  $ 84,962  $ 40,785
                                                          ========  ========  ========  ========  ========  ========  ========
Funds from operations before combined fixed
 charges and preferred distributions                      $361,376  $186,303  $456,505  $275,879  $213,967  $122,235  $ 56,169
                                                          ========  ========  ========  ========  ========  ========  ========
Ratio of earnings before combined fixed charges
 and preferred distributions to combined fixed charges
 and preferred distributions                                  1.53      1.69      1.64      1.59      1.54      2.18      1.25
                                                          ========  ========  ========  ========  ========  ========  ========
Ratio of funds from operations before combined fixed
 charges and preferred distributions to combined fixed
 charges and preferred distributions                          2.40      2.55      2.50      2.41      2.33      3.14      1.72
                                                          ========  ========  ========  ========  ========  ========  ========