Form 10-Q
period 1998-09-30
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 1998-11-13
CIK 906107

                                   FORM 10-Q


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended SEPTEMBER 30, 1998


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


                                (312) 474-1300
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ------

                      APPLICABLE ONLY TO CORPORATE USERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


At November 5, 1998, 117,522,781 of the Registrant's Common Shares of Beneficial Interest were outstanding.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands except for share amounts)
                                  (Unaudited)

                                               September 30,  December 31,
                                                   1998           1997
                                               -------------  ------------
ASSETS
Investment in real estate
  Land                                          $1,108,417   $  791,980
  Depreciable property                           7,522,306    6,293,415
  Construction in progress                          49,589       36,040
                                                ----------   ----------
                                                 8,680,312    7,121,435
  Accumulated depreciation                        (640,452)    (444,762)
                                                ----------   ----------
    Investment in real estate, net
      of accumulated depreciation                8,039,860    6,676,673

Real estate held for disposition                    72,336          -
Cash and cash equivalents                          154,013       33,295
Investment in mortgage notes, net                   87,937      176,063
Rents receivable                                     3,978        3,302
Deposits - restricted                               50,840       36,374
Escrow deposits - mortgage                          63,878       44,864
Deferred financing costs, net                       23,377       23,092
Other assets                                       136,388      100,968
                                                ----------   ----------
       Total assets                             $8,632,607   $7,094,631
                                                ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable                        $1,960,340   $1,582,559
  Notes, net                                     1,672,148    1,130,764
  Line of credit                                   310,000      235,000
  Accounts payable and accrued expenses             96,522       67,699
  Accrued interest payable                          48,484       28,048
  Rents received in advance and other liabilities   52,561       38,750
  Security deposits                                 36,558       28,193
  Distributions payable                             90,979       20,223
                                                ----------   ----------
       Total liabilities                         4,267,592    3,131,236
                                                ----------   ----------
Commitments and contingencies

Minority Interests                                 384,824      273,404
                                                ----------   ----------


                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                    CONSOLIDATED BALANCE SHEETS (continued)
                (Amounts in thousands except for share amounts)
                                  (Unaudited)

                                                                 September 30,    December 31,
                                                                     1998            1997
                                                                 -------------    ------------
Shareholders' equity:
 Preferred Shares of beneficial interest, $.01 par value;
  100,000,000 shares authorized:
  9 3/8% Series A Cumulative Redeemable Preferred
   Shares of Beneficial Interest, liquidation preference
   $25 per share, 6,120,000 shares issued and outstanding         $  153,000      $  153,000
  9 1/8% Series B Cumulative Redeemable Preferred
   Shares of Beneficial Interest, liquidation preference
   $250 per share, 500,000 shares issued and outstanding             125,000         125,000
  9 1/8% Series C Cumulative Redeemable Preferred
   Shares of Beneficial Interest, liquidation preference
   $250 per share, 460,000 shares issued and outstanding             115,000         115,000
  8.60% Series D Cumulative Redeemable Preferred
   Shares of Beneficial Interest, liquidation preference
   $250 per share, 700,000 shares issued and outstanding             175,000         175,000
  Series E Cumulative Convertible Preferred
   Shares of Beneficial Interest, liquidation preference
   $25 per share, 3,997,000 shares issued and outstanding             99,925          99,963
  9.65% Series F Cumulative Redeemable Preferred
   Shares of Beneficial Interest, liquidation preference
   $25 per share, 2,300,000 shares issued and outstanding             57,500          57,500
  7 1/4% Series G Convertible Cumulative Preferred
   Shares of Beneficial Interest, liquidation preference
   $250 per share, 1,265,000 shares issued and outstanding           316,250         316,250
  Common Shares of beneficial interest, $.01 par value,
   200,000,000 shares authorized, 95,581,404 shares issued
   and outstanding as of September 30, 1998 and 89,085,265
   shares issued and outstanding as of December 31, 1997                 956             891
  Paid in capital                                                  3,152,762       2,785,661
  Employee notes                                                      (4,911)         (5,145)
  Distributions in excess of accumulated earnings                   (210,291)       (133,129)
                                                                  ----------      ----------
    Total shareholders' equity                                     3,980,191       3,689,991
                                                                  ----------      ----------
    Total liabilities and shareholders' equity                    $8,632,607      $7,094,631
                                                                  ==========      ==========


                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in thousands except for per share data)
                                  (Unaudited)



                                                                    Nine Months Ended September 30,  Quarter Ended September 30,
                                                                         1998            1997            1998          1997
                                                                       --------        --------        --------     ---------
REVENUES
  Rental income                                                        $901,087         $482,980       $329,717      $192,181
  Fee and asset management                                                4,204            4,364          1,414         1,254
  Interest income - investment in mortgage notes                         14,405           14,821          4,184         6,810
  Interest and other income                                              12,994            7,513          3,984         3,109
                                                                       --------         --------       --------      --------
        Total revenues                                                  932,690          509,678        339,299       203,354
                                                                       --------         --------       --------      --------

EXPENSES
  Property and maintenance                                              224,457          117,681         86,547        46,921
  Real estate taxes and insurance                                        88,552           48,560         32,068        18,893
  Property management                                                    38,278           18,765         13,168         6,946
  Fee and asset management                                                3,289            2,523          1,049           954
  Depreciation                                                          208,394          106,114         76,484        43,339
  Interest:
        Expense incurred                                                170,143           82,775         64,492        31,851
        Amortization of deferred financing costs                          1,962            1,810            687           590
  General and administrative                                             15,598           10,037          5,327         3,831
                                                                       --------         --------       --------      --------

        Total expenses                                                  750,673          388,265        279,822       153,325
                                                                       --------         --------       --------      --------

Income before gain on disposition of properties
     and allocation to Minority Interests                               182,017          121,413         59,477        50,029
  Gain on disposition of properties                                      12,717            3,923          1,625           291
                                                                       --------         --------       --------      --------
Income before allocation to Minority Interests                          194,734          125,336         61,102        50,320
Income allocated to Minority Interests                                  (12,840)          (9,431)        (4,530)       (3,086)
                                                                       --------         --------       --------      --------
Net income                                                              181,894          115,905         56,572        47,234
Preferred distributions                                                 (65,075)         (37,287)       (21,691)      (16,348)
                                                                       --------         --------       --------      --------
Net income available to Common Shares                                  $116,819         $ 78,618       $ 34,881      $ 30,886
                                                                       ========         ========       ========      ========
Weighted average Common Shares outstanding                               95,965           61,577         97,089        73,757
                                                                       ========         ========       ========      ========
Distributions declared per Common Share outstanding                    $   2.01         $   1.88       $   0.67      $   0.63
                                                                       ========         ========       ========      ========
Net income per weighted average Common Share outstanding               $   1.22         $   1.28       $   0.36      $   0.42
                                                                       ========         ========       ========      ========
Net income per weighted average Common Share
    outstanding - assuming dilution                                    $   1.21         $   1.26       $   0.36     $    0.41
                                                                       ========         ========       ========     =========


                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                                   Nine Months Ended September 30,
                                                                                                       1998              1997
                                                                                                   -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                        $   181,894      $  115,905
  Adjustments to reconcile net income to net cash provided by operating activities:
     Income allocated to Minority Interests                                                              12,840           9,431
     Depreciation                                                                                       208,394         106,114
     Amortization of deferred financing costs (including discounts and premiums on debt)                    457           1,652
     Amortization of discount on investment in mortgage notes                                            (1,900)         (2,480)
     Gain on disposition of properties                                                                  (12,717)         (3,923)
     Changes in assets and liabilities:
        (Increase) in rents receivable                                                                     (676)           (862)
        (Increase) in deposits - restricted                                                              (7,033)           (736)
        (Increase) in other assets                                                                          (24)         (6,306)
        Increase in accounts payable and accrued expenses                                                29,626          20,813
        Increase in accrued interest payable                                                             20,436           7,756
        Increase in rents received in advance and other liabilities                                       8,640           6,978
                                                                                                    ------------     -----------
     Net cash provided by operating activities                                                          439,937         254,342
                                                                                                    ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate, net                                                                       (947,018)       (630,419)
  Improvements to real estate                                                                           (60,614)        (23,725)
  Additions to non-real estate property                                                                  (7,928)         (6,293)
  Proceeds from disposition of real estate                                                               75,976           5,477
  Purchase of management contract rights                                                                   (119)         (5,000)
  (Increase) in mortgage deposits                                                                       (19,014)        (14,704)
  Deposits on real estate acquisitions                                                                   (7,433)         13,911
  Investment in mortgage notes, net                                                                       1,842         (86,975)
  Investment in partnerships - development                                                              (21,708)             --
  Costs related to Mergers                                                                               (4,528)        (60,429)
  Other investing activities                                                                            (18,975)        (57,304)
                                                                                                    ------------     -----------
     Net cash (used for) investing activities                                                        (1,009,519)       (865,461)
                                                                                                    ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of Common Shares                                                                   423,796         515,465
  Buy back of EQR Common Shares                                                                         (94,705)             --
  Proceeds from sale of Preferred Shares                                                                     --         450,000
  Proceeds from exercise of options                                                                       5,172           4,321
  Proceeds from sale of 2015 Notes, net of discount                                                     298,125              --
  Proceeds from sale of August 2003 Notes, net of discount                                               99,650              --
  Proceeds from sale of 2000 Notes, net of discount                                                     144,452              --
  Proceeds from option to remarket the 2015 Notes                                                         8,130              --
  Payment of offering costs                                                                             (10,379)        (18,840)
  Distributions to Common Share and Preferred Share owners                                             (196,374)       (144,220)
  Distributions to Minority Interests                                                                   (13,264)        (14,072)
  Principal receipts on employee notes                                                                      234             240
  Proceeds from restructuring of tax-exempt bond investments                                                 --           9,350
  Repayments on line of credit                                                                         (370,000)       (185,000)
  Proceeds from line of credit                                                                          445,000         185,000
  Principal payments on mortgage notes payable                                                          (55,711)        (62,993)
  Loan and bond acquisition costs                                                                        (2,191)         (1,697)
  Increase in security deposits                                                                           8,365           3,843
                                                                                                    ------------     -----------
     Net cash provided by financing activities                                                          690,300         741,397
                                                                                                    ------------     -----------
Net increase in cash and cash equivalents                                                               120,718         130,278
Cash and cash equivalents, beginning of period                                                           33,295         147,271
                                                                                                    ------------     -----------
Cash and cash equivalents, end of period                                                            $   154,013      $  277,549
                                                                                                    ============     ===========



                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (Amounts in thousands)
                                  (Unaudited)


                                                               Nine Months Ended September 30,
                                                                   1998              1997
                                                               -------------------------------
Supplemental information:
  Cash paid during the period for interest                       $149,707          $ 75,019
                                                                 ========          ========
  Mortgage loans and unsecured notes assumed and or entered
     into through Mergers and acquisitions of real estate        $433,492          $517,639
                                                                 ========          ========
  Net real estate contributed in exchange for OP units           $164,149          $  5,134
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

1.   Business

     As used herein, the term "Company" means Equity Residential Properties Trust ("EQR") and its subsidiaries as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger") and Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger"). The Company is engaged in the acquisition, ownership and operation of multifamily properties and is a self-administered and self-managed equity real estate
investment trust ("REIT").   As of September 30, 1998, the Company controlled a
portfolio of 550 multifamily properties (individually a "Property" and collectively the "Properties"). The Company's interest in six of these Properties at the time of acquisition thereof consisted solely of ownership of debt collateralized by such Properties. The Company also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties (the "Additional Properties").

2.   Basis of Presentation

     The balance sheet as of September 30, 1998, the statements of operations for the nine months and the three months ended September 30, 1998 and cash flows for the nine months ended September 30, 1998 represent the consolidated financial information of the Company and its subsidiaries.

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

     These unaudited Consolidated Financial Statements of the Company have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Financial Statements and Notes thereto included in the Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes to the notes included in the Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior period's financial statements in order to conform to current period presentations.

3.   Shareholders' Equity and Minority Interests

     During the first nine months of 1998, the Company issued 68,414 Common Shares pursuant to the Employee Share Purchase Plan and received net proceeds of approximately $2.8 million.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

     During the first nine months of 1998, the Company issued 1,018,763 Common Shares pursuant to the Direct Share Purchase Plan and received net proceeds of approximately $50.5 million.

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

     On September 20, 1998, the Company completed its repurchase of 2,367,400 of its Common Shares of beneficial interest, on the open market, for an average price of $40 per share. The purchases were made between August 5 and September 17, 1998. The Company paid approximately $94.7 million in connection therewith.

     The following table presents the changes in the Company's issued and outstanding Common Shares for the nine months ended September 30, 1998:


=================================================================================================
 Balance at January 1, 1998                                                            89,085,265
-------------------------------------------------------------------------------------------------
 Common Shares issued through January 1998 Common Share Offering                        4,000,000
 Common Shares issued through February 1998 Common Share Offerings                      1,988,340
 Common Shares issued through March 1998 Common Share Offering                            495,663
 Common Shares issued through April 1998 Common Share Offering                            946,565
 Common Shares issued through Direct Share Purchase Plan                                1,018,763
 Common Shares issued through DRIP Plan                                                       997
 Common Shares issued through conversion of Series E Preferred Shares                         834
 Conversion of OP Units into Common Shares                                                 95,641
 Common Shares issued through Employee Share Purchase Plan                                 68,414
 Common Shares issued through restricted share awards                                      53,883
=================================================================================================

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)



================================================================================
 Common Shares issued through exercise of options                       178,459
 Common Shares issued through 401(k) Plan                                15,980
 Repurchase of Common Shares                                         (2,367,400)
                                                                     ----------
 Balance at September 30, 1998                                       95,581,404
================================================================================

     Assuming conversion of all OP Units into Common Shares, total Common Shares outstanding at September 30, 1998 would have been 108,431,079.

     The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest are collectively referred to as the "Minority Interests". As of September 30, 1998, the Minority Interests held 12,849,675 OP Units, which represented an 11.85% interest in the Operating Partnership.

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

     The Company paid a $0.67 per Common Share distribution on October 9, 1998 for the quarter ended September 30, 1998 to Common Shareholders of record as of September 16, 1998.

     The following table summarizes the distributions paid to Preferred Share and Depositary Share holders related to the quarter ended September 30, 1998:

                       Distribution
                       ------------
                          Amount          Date Paid       Record Date
                          ------          ---------       -----------
Series A Preferred
   Share holders         $0.585938         10/15/98         09/16/98

Series B Depositary
   Share holders         $0.570313         10/15/98         09/16/98

Series C Depositary
   Share holders         $0.570313         10/15/98         09/16/98

Series D Depositary
   Share holders         $0.537500         10/15/98         09/16/98

Series E Preferred
   Share holders         $0.437500         10/01/98         09/16/98

Series F Preferred
   Share holders         $0.603125         10/15/98         09/16/98

Series G Depositary
   Share holders         $0.453125         10/15/98         09/16/98

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

4.    Real Estate

     During the nine months ended September 30, 1998, the Company acquired the 96 Properties listed below from unaffiliated third parties. In connection with certain of the acquisitions listed below, the Company assumed and/or entered into mortgage indebtedness of approximately $433.5 million and issued OP Units having a value of approximately $164.1 million. The cash portion of these transactions was funded primarily from proceeds raised from the various capital transactions as discussed in Note 3 of the Notes to Consolidated Financial Statements, the various debt offerings as discussed in Note 10 of the Notes to Consolidated Financial Statements, the Company's line of credit and working capital.

                                                                                         Total
                                                                                      Acquisition
   Date                                                              Number               Cost
 Acquired     Property                       Location               of Units         (in thousands)
---------     --------                       --------               --------         --------------
01/07/98      Cityscape                      St. Louis Park, MN        156               $12,399
01/09/98      740 River Drive                St. Paul,  MN             162                13,041
01/13/98      Prospect Towers                Hackensack, NJ            157                36,368
01/16/98      Park Place                     Houston, TX               229                13,602
01/16/98      Park Westend                   Richmond, VA              312                13,436
01/29/98      Emerald Bay at Winter Park     Winter Park, FL           432                15,889
02/05/98      Farnham Park                   Houston, TX               216                15,799
02/25/98      Plantation                     Houston, TX               232                10,294
02/27/98      Balcones Club                  Austin, TX                312                12,496
03/02/98      Coach Lantern                  Scarborough, ME            90                 4,896
03/02/98      Foxcroft                       Scarborough, ME           104                 5,067
03/02/98      Yarmouth Woods                 Yarmouth, ME              138                 6,832
03/20/98      Rolido Parque                  Houston, TX               369                10,974
03/26/98      The Fairfield                  Stamford, CT              263                45,973
03/26/98      Trails of Valley Ranch         Irving, TX                216                10,827
04/01/98      Sonterra at Foothill Ranch     Foothill Ranch, CA        300                31,587
04/01/98      Harbor Pointe                  Milwaukee, WI             595                25,401
04/01/98      Gates at Carlson Center        Minnetonka, MN            435                28,166
04/01/98      GlenGarry Club                 Bloomingdale, IL          250                19,058
04/01/98      Plum Tree I II III             Hales Corners, WI         332                22,286
04/01/98      Ravinia                        Greenfield, WI            206                13,336
04/01/98      The Woodlands of Brookfield    Brookfield, WI            148                15,458
04/07/98      Vista Pointe at the Valley     Irving, TX                231                19,147
04/23/98      Emerson Place                  Boston, MA                462                72,459
05/13/98      Sierra Canyon                  Santa Clarita, CA         232                16,069
05/14/98      Northridge                     Pleasant Hill, CA         221                20,273
05/22/98      The Arboretum                  Canton, MA                156                15,705
05/28/98      Woodridge                      Eagan, MN                 200                12,072
05/28/98      Townhomes of Meadowbrook       Auburn Hills, MI          230                13,794
06/01/98      Brookside                      Boulder, CO               144                13,809
06/10/98      The Greystone                  Atlanta, GA               150                 7,484


                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)


                                                                                         Total
                                                                                      Acquisition
   Date                                                              Number               Cost
 Acquired     Property                       Location               of Units         (in thousands)
---------     --------                       --------               --------         --------------
06/11/98      Coconut Palm Club              Coconut Creek, FL         300                20,713
06/11/98      Portside Towers                Jersey City, NJ           527               119,282
06/16/98      Defoor Village                 Atlanta, GA               156                13,538
06/16/98      Plantation Ridge               Marietta, GA              454                23,342
06/18/98      Wynbrook                       Norcross, GA              318                13,589
06/24/98      Cross Creek                    Matthews, NC              420                23,479
06/26/98      Copper Hill                    Bedford, TX               204                 7,032
06/26/98      Walker's Mark                  Dallas, TX                164                 7,019
06/26/98      Royal Crest Estates            Waterbury, CT             156                 7,343
06/26/98      Tyrone Gardens                 Randolph, MA              165                10,766
07/01/98      Trowbridge                     Atlanta, GA               210                12,020
07/01/98      Bellevue Meadows               Bellevue, WA              180                17,052
07/01/98      Chelsea Square                 Redmond, WA               113                12,647
07/01/98      Olde Redmond Place             Redmond, WA               192                18,891
07/01/98      Surry Downs                    Bellevue, WA              122                10,865
07/01/98      Woodlake                       Kirkland, WA              288                23,375
07/01/98      Bramblewood                    San Jose, CA              108                14,807
07/01/98      Creekside                      San Mateo, CA             192                30,765
07/01/98      Grandview I & II               Las Vegas, NV             456                17,949
07/01/98      Lincoln Green I & II           Sunnyvale, CA             174                27,479
07/01/98      Lincoln Village I & II         Larkspur, CA              342                48,503
07/01/98      Mountain Shadows               Las Vegas, NV             300                 9,411
07/01/98      Parkside                       Union City, CA            208                18,243
07/01/98      Summerwood                     Hayward, CA               162                11,769
07/01/98      Timberwood                     Aurora, CO                336                16,131
07/01/98      Turf Club                      Littleton, CO             324                17,604
07/01/98      Willowick                      Aurora, CO                100                 4,646
07/01/98      Woodleaf                       Campbell, CA              178                25,501
07/08/98      Parkcrest                      Southfield, MI            210                11,682
07/08/98      Broadway                       Garland, TX               288                 9,239
07/08/98      Cedar Ridge Townhomes          Arlington, TX             121                 4,823
07/08/98      Fielder Crossing               Arlington, TX             119                 4,620
07/08/98      Lakeshore at Preston           Plano, TX                 302                18,515
07/08/98      Lakewood Greens                Dallas, TX                252                11,036
07/08/98      River Park                     Fort Worth, TX            280                11,038
07/08/98      Villas of Josey Ranch          Carrollton, TX            198                 8,827
07/08/98      Wimbledon Oaks                 Arlington, TX             248                10,310
07/08/98      Pleasant Ridge                 Arlington, TX              63                 2,410
07/08/98      Sandstone                      Euless, TX                 40                 1,805
07/09/98      Woodridge I                    Aurora, CO                212                 8,642
07/09/98      Woodridge II                   Aurora, CO                116                 4,728
07/09/98      Woodridge III                  Aurora, CO                256                10,435


                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)


                                                                                         Total
                                                                                      Acquisition
   Date                                                              Number               Cost
 Acquired     Property                       Location               of Units         (in thousands)
---------     --------                       --------               --------         --------------
07/09/98      Southwood                      Palo Alto, CA              99                21,237
07/10/98      Martins Landing                Roswell, GA               300                17,749
07/10/98      The Lakes at Vinings           Atlanta, GA               464                28,341
07/14/98      Summer Creek                   Plymouth, MN               72                 4,407
07/15/98      Patchen Oaks                   Lexington, KY             192                 9,490
07/15/98      Lexington Village              Alpharetta, GA            352                24,576
07/15/98      Overlook Manor I               Frederick, MD             108                 5,202
07/15/98      Overlook Manor II              Frederick, MD             182                 8,458
07/15/98      Overlook Manor III             Frederick, MD              64                 4,032
07/15/98      Brookside II                   Frederick, MD             204                 9,372
07/16/98      Coachman Trails                Plymouth, MN              154                10,772
07/21/98      Colony Woods                   Birmingham, AL            414                23,477
07/22/98      Arbors at Century Center       Memphis, TN               420                17,780
07/31/98      Briarwood                      Sunnyvale, CA             192                32,176
07/31/98      Skylark                        Union City, CA            174                18,290
07/31/98      Greenhaven                     Union City, CA            250                22,635
07/31/98      Alderwood Park                 Lynnwood, WA              188                11,814
08/05/98      Fernbrook Townhomes            Plymouth, MN               72                 7,247
08/14/98      North Creek                    Everett, WA               264                16,072
08/21/98      Esprit Del Sol                 Solana Beach, CA          146                17,012
09/25/98      Smoketree Polo Club            Indio, CA                 288                 8,004
09/29/98      Georgian Woods I               Wheaton, MD                97                 5,719
09/29/98      Georgian Woods III             Wheaton, MD               102                 6,013
                                                                    ------            ----------
                                                                    22,032            $1,605,743
                                                                    ======            ==========

5.   Commitments to Acquire/Dispose of Real Estate

     As of September 30, 1998, in addition to the Properties that were subsequently acquired as discussed in Note 14 of the Notes to Consolidated Financial Statements, the Company entered into separate agreements to acquire 16 multifamily properties containing 4,645 units from unaffiliated third parties. The expected combined purchase price is approximately $293.2 million, which includes the assumption of mortgage indebtedness of approximately $115.6 million.

     As of September 30, 1998, in addition to the Properties that were subsequently disposed of as discussed in Note 14 of the Notes to Consolidated Financial Statements, the Company entered into separate agreements to dispose of 10 multifamily properties containing 2,490 units to unaffiliated third parties. The expected combined disposition price is approximately $79.5 million.

     The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraph.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

6.   Disposition of Real Estate

                                                                      Disposition
   Date                                                     Number     Price (in
 Disposed    Property                    Location          of Units   thousands)
 --------    --------                    --------          --------   ----------
 03/12/98    Mountain Brook/Ridgemont    Chattanooga, TN      506       $16,700
 05/01/98    The Place                   Fort Myers, FL       230         8,500
 05/15/98    Terraces at Peachtree       Atlanta, GA           96         7,225
 06/02/98    Stonelake Club              Ocala, FL            240         8,680
 07/31/98    Country Club I & II         Silver Springs, MD   376        20,750
 09/04/98    Miramonte                   Scottsdale, AZ       151         9,500
 09/30/98    Gold Pointe                 Tacoma, WA            84         5,700
                                                            -----       -------
                                                            1,683       $77,055
                                                            =====       =======

     The Company recognized a total net gain for financial reporting purposes of approximately $12.7 million on the disposition of these nine properties.


7.   Calculation of Net Income Per Weighted Average Common Share

     The following tables set forth the computation of net income per weighted average Common Share outstanding and net income per weighted average Common Share outstanding -- assuming dilution.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

                                                                     Nine Months Ended             Quarter Ended
                                                                       September 30,                September 30,
                                                                   ----------------------      ----------------------
                                                                     1998          1997          1998          1997
                                                                   --------      --------      --------      --------
                                                                    (Amounts in thousands except per share amounts)
Numerator:

     Income before allocation of income to Minority Interests,
       preferred distributions and gain on disposition of
       properties                                                  $182,017      $121,413      $ 59,477      $ 50,029

     Allocation of income to Minority Interests                     (12,840)       (9,431)       (4,530)       (3,086)

     Distributions to preferred shareholders                        (65,075)      (37,287)      (21,691)      (16,348)
                                                                   --------      --------      --------      --------

     Income before gain on disposition of properties                104,102        74,695        33,256        30,595

     Gain on disposition of properties                               12,717         3,923         1,625           291
                                                                   --------      --------      --------      --------

     Numerator for net income per weighted average
       Common Share outstanding                                     116,819        78,618        34,881        30,886

     Effect of dilutive securities:
       Allocation of income to Minority Interests                    12,840         9,431         4,530         3,086
                                                                   --------      --------      --------      --------

     Numerator for net income per weighted average
       Common Share outstanding - assuming dilution                $129,659      $ 88,049      $ 39,411      $ 33,972
                                                                   ========      ========      ========      ========

   Denominator:

     Denominator for net income per weighted
       average Common Share outstanding                              95,965        61,577        97,089        73,757

     Effect of dilutive securities:
       Contingent incremental employee share options                    922           989           628         1,191
       Weighted Average OP Units outstanding                         10,665         7,393        12,599         7,377
                                                                   --------      --------      --------      --------

     Denominator for net income per weighted average
       Common Share outstanding - assuming dilution                 107,552        69,959       110,316        82,325
                                                                   ========      ========      ========      ========

   Net income per weighted average Common
     Share outstanding                                             $   1.22      $   1.28      $   0.36      $   0.42
                                                                   ========      ========      ========      ========

   Net income per weighted average Common
     Share outstanding - assuming dilution                         $   1.21      $   1.26      $   0.36      $   0.41
                                                                   ========      ========      ========      ========

                      EQUITY RESIDENTIAL PROPERTIES TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

                                                          Nine Months Ended           Quarter Ended
                                                            September 30,             September 30,
                                                          ------------------        ------------------
                                                           1998         1997         1998         1997
                                                          -----        -----        -----        -----
Net income per weighted average Common Share
  outstanding:

Income before gain on disposition of properties per
  weighted average Common Share outstanding               $1.09        $1.22        $0.34        $0.42
Gain on disposition of properties                          0.13         0.06         0.02         0.00
                                                          -----        -----        -----        -----

Net income per weighted average Common
  Share outstanding                                       $1.22        $1.28        $0.36        $0.42
                                                          =====        =====        =====        =====


Net income per weighted average Common Share outstanding - assuming dilution:

Income before gain on disposition of properties per
  weighted average Common Share outstanding -
  assuming dilution                                       $1.09        $1.20        $0.34        $0.41
Gain on disposition of properties                          0.12         0.06         0.02         0.00
                                                          -----        -----        -----        -----

Net income per weighted average Common
  Share outstanding - assuming dilution                   $1.21        $1.26        $0.36        $0.41
                                                          =====        =====        =====        =====


Convertible Preferred Shares that could be converted into 7,622,951 shares of common shares were outstanding at September 30, 1998 but were not included in the computation of diluted earnings per share because it would be anti-dilutive.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

8.   Mortgage Notes Payable

     As of September 30, 1998, the Company had mortgage indebtedness of approximately $1.96 billion encumbering 184 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $209.7 million) was approximately $3.2 billion. The mortgage notes payables are generally due in monthly installments of interest only. In connection with the Properties acquired during the nine months ended September 30, 1998, the Company assumed and/or entered into mortgage indebtedness on 40 Properties in the aggregate amount of $433.5 million.

     Concurrent with the refinancing of certain tax-exempt bonds and as a requirement of the credit provider of the bonds, the Financing Partnership, which owns certain of the Properties, entered into interest rate protection agreements, which were assigned to the credit provider as additional security. The Financing Partnership pays interest based on a fixed interest rate and the counterparty of the agreement pays interest to the Company at a floating rate that is calculated based on the Public Securities Association Index for municipal bonds ("PSA Municipal Index"). As of September 30, 1998, the aggregate notional amount of these agreements was approximately $172.6 million. The fixed interest rates for these agreements were 4.81%, 4.528% and 4.90%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004.

     The Company simultaneously entered into substantially identical reverse interest rate protection agreements. Under these agreements the Company pays interest monthly at a floating rate based on the PSA Municipal Index and the counterparty pays interest to the Company based on a fixed interest rate. As of September 30, 1998, the aggregate notional amount of these agreements was approximately $172.6 million. The fixed interest rates received by the Company in exchange for paying interest based on the PSA Municipal Index for these agreements were 4.74%, 4.458% and 4.83%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004.

     Collectively, these agreements effectively cost the Company 0.07% per annum on the current outstanding aggregate notional amount. The Company believes that it has limited exposure to the extent of non-performance by the counterparties of the agreements since each counterparty is a major U.S. financial institution, and the Company does not anticipate their non-performance.

     The Company also has an interest rate swap agreement for a notional amount of $228 million, for which it will receive payments if the PSA index exceeds 5.75%, that terminates on December 1, 1999. Any payments by the counterparty under this agreement have been collaterally assigned to the provider of certain sureties related to the tax-exempt bonds secured by certain of its Properties. The Company has no payment obligations to the counterparty with respect to this agreement.

     As of September 30, 1998, scheduled maturities for the Company's outstanding mortgage indebtedness are at various dates through February 1, 2032. During the nine months ended September 30, 1998, the Company repaid the outstanding mortgage balance on seven Properties in the amount of $46.9 million. Subsequent to September 30, 1998, the Company repaid the outstanding mortgage balances on two Properties in the aggregate amount of approximately $17 million.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

9.   Line of Credit

     As of September 30, 1998, there was $310 million outstanding on the line of credit, bearing interest at a weighted average interest rate of 6.07%.


10.  Notes

     As of September 30, 1998, the Company had outstanding unsecured notes of approximately $1.7 billion (net of a $4.9 million discount and including a $7 million premium).

     In February 1996, the Company entered into a forward starting swap agreement that hedged the interest rate risk of the 1999 Notes by locking the effective four-year Treasury Rate, commencing May 15, 1999 through May 2003. There was no cost to the Company for entering into this agreement.

     Prior to the issuance of the 2002 Notes, the Company entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance. The Company made a one-time settlement payment of this protection transaction, which was approximately $0.8 million and is being amortized over the term of the 2002 Notes. As of September 30, 1998, the unamortized balance of this cost was approximately $0.4 million.

     Prior to the issuance of the 2026 Notes, the Company entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance. The Company received a one-time settlement payment of this transaction, which was approximately $0.6 million and is being amortized over ten years. As of September 30, 1998, the unamortized balance was approximately $0.5 million.

     Prior to the issuance of the 2001 and 2003 Notes, the Company entered into two interest rate protection agreements to effectively fix the interest rate costs of such issuance's. The Company made a one time settlement payment of each protection transaction, which was approximately $5 million and $1.7 million, respectively, and are being amortized over the term of the Notes on a straight-line basis. As of September 30, 1998 the unamortized balance of these costs were approximately $3.9 million and $1.4 million, respectively.

     In April 1998, the Operating Partnership issued $300 million of unsecured fixed rate notes (the "2015 Notes") in connection with the Debt Shelf Registration in a public debt offering (the "Sixth Public Debt Offering"). The 2015 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. The 2015 Notes are due April 13, 2015. The annual interest rate on the 2015 Notes to April 13, 2005 (the "Remarketing Date") is 6.63%, which is payable semi-annually in arrears on October 13 and April 13, commencing October 13, 1998. The 2015 Notes are subject to mandatory tender on the Remarketing Date. The Operating Partnership received net proceeds of approximately $298.1 million in connection with this issuance. The Operating Partnership also

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

received approximately $8.1 million from the sale of the option to remarket the 2015 Notes on the Remarketing Date, which is being amortized over the term of the 2015 Notes. As of September 30, 1998 the unamortized balance was approximately $7.9 million. Prior to the issuance of the 2015 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance until the Remarketing Date. The Operating Partnership received a one-time settlement payment from this transaction, which was approximately $0.6 million and is being amortized over seven years. As of September 30, 1998 the unamortized balance was approximately $0.6 million.

     In August 1998, the Operating Partnership issued $100 million of Remarketed Reset Notes (the "August 2003 Notes") in connection with the Debt Shelf Registration in a public debt offering (the "Seventh Public Debt Offering"). The August 2003 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. The August 2003 Notes are due August 21, 2003. During the period from and including August 21, 1998 to but excluding August 23, 1999 (the "Initial Spread Period") the interest rate on the August 2003 Notes will be reset quarterly, and will equal LIBOR plus an applicable spread. The spread during the Initial Spread Period is .45%. After the Initial Spread Period, the character (i.e. fixed or floating rate) and duration of the interest rate on the notes will be agreed to by the Operating Partnership and the Remarketing Underwriter on each applicable determination date, and the subsequent spread will be agreed to by the Operating Partnership and the Remarketing Underwriter, initially Merrill Lynch, Pierce Fenner and Smith, Inc. on the corresponding spread determination date. The Operating Partnership received net proceeds of approximately $99.7 million in connection with this issuance.

     In September 1998, the Operating Partnership issued $145 million of unsecured fixed rate notes (the "2000 Notes") in connection with the Debt Shelf Registration in a public debt offering (the "Eighth Public Debt Offering"). The 2000 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. The 2000 Notes are due September 15, 2000. The annual interest rate on the 2000 Notes is 6.15%, which is payable semi-annually in arrears on March 15 and September 15, commencing March 15, 1999. The Operating Partnership received net proceeds of approximately $144.5 million in connection with this issuance.

     In regard to all of the interest rate protection agreements mentioned in the previous paragraphs, the Company believes that it has limited exposure to the extent of non-performance by the counterparties of each agreement since each counterparty is a major U.S. financial institution, and the Company does not anticipate their non-performance.

11.  Deposits - restricted

     Deposits-restricted as of September 30, 1998 primarily included a deposit in the amount of $20 million held in a third party escrow account to provide collateral for third party construction financing in connection with the Joint Venture Agreement. Also, approximately $16.2 million was held in third party escrow accounts, representing proceeds received in connection with the Company's disposition of two properties and earnest money deposits made for additional acquisitions. In addition, approximately $14.6 million was for tenant security and utility deposits for certain of the Company's Properties.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

12.  Summarized Pro Forma Condensed Statement of Operations

     The following Summarized Pro Forma Condensed Statement of Operations has been prepared as if the January 1998 Common Share Offering, the February 1998 Common Share Offerings, the March 1998 Common Share Offering, the April 1998 Common Share Offering, the Sixth Public Debt Offering, the Seventh Public Debt Offering, the Eighth Public Debt Offering, the acquisition of an additional 96 Properties, including the related assumption of $433.5 million of mortgage indebtedness, the issuance of OP Units with a value of $164.1 million and the disposition of nine properties (as described in Note 3, Note 4, Note 6, Note 8 and Note 10 of Notes to Consolidated Financial statements) had occurred on January 1, 1998. This would result in 97,283,225 Common Shares outstanding. In management's opinion, the Summarized Pro Forma Condensed Statement of Operations does not purport to present what actual results would have been had the above transactions occurred on January 1, 1998, or to project results for any future period. The amounts presented in the following statement are in thousands except for share amounts:

                                                                Summarized
                                                                 Pro Forma
                                                            Condensed Statement
                                                               Of Operations
                                                            For the Nine Months
                                                                   Ended
                                                            September 30, 1998
                                                            -------------------
Total Revenues                                                  $1,011,035
                                                                ----------
Total Expenses                                                     828,672
                                                                ----------
Pro Forma income before allocation to Minority Interests           195,080
                                                                ----------
Pro Forma net income                                               179,861
Preferred distributions                                             65,075
                                                                ----------
Pro Forma net income available for Common Shares                $  114,786
                                                                ==========
Pro Forma net income per Common Share                           $     1.18
                                                                ==========

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

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                  (Unaudited)

     In connection with the Joint Venture Agreement, the Company has a contingent obligation to fund an additional $20 million in connection with the third party construction financing.

     In connection with the Wellsford Merger, the Company has provided a standby obligation in the amount of $30 million pursuant to an agreement entered into with Wellsford Real Properties, Inc., a Maryland corporation ("WRP"), for the construction financing for a multifamily development project located in Denver, Colorado. In addition, the Company has provided a $14.8 million credit enhancement with respect to bonds issued to finance certain public improvements at the multifamily development project. The aforementioned multifamily development project was completed during the third quarter of 1998. As a result of this the Company anticipates that permanent financing will be secured in the fourth quarter of 1998, at which time, the Company's standby commitment will be terminated.

14.  Subsequent Events

     On October 6, 1998, the Company sold Windridge Apartments located in Lakewood, Washington for a sales price of $3.4 million.

     On October 7, 1998, the Company sold a portfolio of five properties located in Oklahoma City, Oklahoma for a sales price of $49.9 million.

     On October 19, 1998, the Company acquired, through the merger of the multifamily property business of Merry Land and Investment Company, Inc. ("Merry Land") with and into the Company, 118 multifamily properties containing 34,990 units in nine states, including 6 properties consisting of 1,962 units under development. In the Merger, each outstanding common share of beneficial interest of Merry Land will be converted into .53 of a common share of the surviving company. The transaction is valued at approximately $2.2 billion, which includes the issuance of $1.1 billion of common stock, $370 million of preferred stock and the assumption of indebtedness of $700 million.

     On October 29, 1998, the Company sold Newport Cove Apartments located in Henderson, Nevada for a sales price of $8.5 million.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following discussion and analysis of the results of operations and financial condition of the Company should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Company's ability to control the Operating Partnership, the EWR Operating Partnership, the Management Partnerships, the Financing Partnerships and the LLCs, each entity has been consolidated with the Company for financial reporting purposes. Capitalized terms used herein and not defined, are as defined in the Company's Annual Report on Form 10-K.

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "expects" and "anticipates" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters, identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: alternative sources of capital to the Company are too high; occupancy levels and market rents may be adversely affected by local economic and market conditions, which are beyond the Company's control; the Year 2000 Issue discussed below; and additional factors as discussed in Part I of the Annual Report as filed on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

     Since EQR's IPO and through September 30, 1998, the Company has acquired direct or indirect interests in 508 properties (the "Acquired Properties"), containing 140,542 units in the aggregate for a total purchase price of approximately $8.2 billion, including the assumption of and/or new mortgage indebtedness of approximately $2.4 billion and $0.4 billion of unsecured notes. The Company's interest in six of the Acquired Properties at the time of acquisition thereof consisted solely of ownership of the debt collateralized by such Acquired Properties. The Company purchased its interests in 96 of such Acquired Properties consisting of 22,032 units in 1998 (the "1998 Acquired Properties").

     During the nine months ended September 30, 1998, the Company disposed of nine properties (the "1998 Disposed Properties") for a total sales price of $77.1 million.

     The Company's overall results of operations for the nine months ended September 30, 1998 and 1997 have been significantly impacted by the Company's acquisition activity. The significant changes in rental revenues, property and maintenance expenses, real estate taxes and

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

insurance, depreciation expense, property management and interest expense can all primarily be attributed to the acquisition of the 1997 Acquired Properties and the 1998 Acquired Properties. The impact of the 1997 Acquired Properties and the 1998 Acquired Properties is discussed in greater detail in the following paragraphs.

     Properties that the Company owned for all of both nine month periods ended September 30, 1998 and September 30, 1997 (the "Nine-Month 1998 Same Store Properties") impacted the Company's results of operations. Properties that the Company owned for all of both the quarters ended September 30, 1998 and September 30, 1997 (the "Third-Quarter 1998 Same Store Properties") also impacted the Company's results of operations. Both the Nine-Month 1998 Same Store Properties and Third-Quarter 1998 Same Store Properties are discussed in the following paragraphs.

Comparison of nine months ended September 30, 1998 to nine months ended September 30, 1997

     For the nine months ended September 30, 1998, income before gain on disposition of properties and allocation to Minority Interests increased by $60.6 million when compared to the nine months ended September 30, 1997. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, interest expense and general and administrative expenses. All of the increases in the various line item accounts mentioned above can be primarily attributed to the 1998 Acquired Properties and 1997 Acquired Properties. These increases were partially offset by the 1997 Disposed Properties and the 1998 Disposed Properties.

     In regard to the Nine-Month 1998 Same Store Properties, which represents 63,710 units, rental revenues increased by approximately $18.5 million to $396.4 million or 4.9% primarily as a result of higher rental rates charged to new tenants and tenant renewals, as well as a 1.34% increase in average economic occupancy levels. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses increased approximately $4 million or 2.7%. This increase was primarily the result of higher compensation costs, utilities, administrative costs, maintenance costs and leasing and advertising costs.

     Property management represents expenses associated with the management of the Company's Properties. These expenses increased by approximately $19.5 million primarily due to the continued expansion of the Company's property management business to facilitate the management of the Company's additional properties.

     Interest expense, including amortization of deferred financing costs, increased by approximately $87.5 million. This increase was primarily the result of an increase in the Company's average indebtedness outstanding which increased by $1.7 billion. However, the

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Company's effective interest costs decreased from 7.53% for the nine months ended September 30, 1997 to 7.17% for the nine months ended September 30, 1998.

     General and administrative expenses, which include corporate operating expenses, increased approximately $5.6 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel, higher compensation costs and shareholder reporting costs as well as an increase in professional fees. However, by gaining certain economies of scale with a much larger operation these expenses as a percentage of total revenues were 1.67% for the nine months ended September 30, 1998 compared to 1.97% of total revenues for the nine months ended September 30, 1997.

       Comparison of quarter ended September 30, 1998 to quarter ended
                              September 30, 1997

     For the quarter ended September 30, 1998, income before gain on disposition of properties and allocation to Minority Interests increased by $9.4 million when compared to the quarter ended September 30, 1997. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation, interest expense and general and administrative expenses. All of the increases in the various line item accounts mentioned above can be primarily attributed to the continued purchase of multifamily properties, specifically the 1998 Acquired Properties and 1997 Acquired Properties. These increases were partially offset by the 1997 Disposed Properties and the 1998 Disposed Properties.

     In regard to the Third Quarter 1998 Same Store Properties, which represents 91,240 units, rental revenues increased by approximately $9.2 million to $188.9 million or 5.13% primarily as a result of higher rental rates charged to new tenants and tenant renewals, as well as a 1.21% increase in average economic occupancy levels. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses increased approximately $2.7 million or 3.7%. This increase was primarily the result of higher compensation costs, utilities, administrative costs, maintenance costs and leasing and advertising costs.

     Property management represents expenses associated with the management of the Company's Properties. These expenses increased by approximately $6.2 million primarily due to the continued expansion of the Company's property management business to facilitate the management of the Company's additional properties.

     Interest expense, including amortization of deferred financing costs, increased by approximately $32.7 million. This increase was primarily the result of an increase in the Company's average indebtedness outstanding which increased by $2 billion. However, the Company's effective interest costs decreased from 7.52% for the quarter ended September 30, 1997 to 6.99% for the quarter ended September 30, 1998.

     General and administrative expenses, which include corporate operating expenses, increased approximately $1.5 million between the periods under comparison. This increase was primarily due

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

to adding corporate personnel, higher compensation costs and shareholder reporting costs as well as an increase in professional fees. However, by gaining certain economies of scale with a much larger operation these expenses as a percentage of total revenues were 1.57% for the quarter ended September 30, 1998, which was a decrease from 1.88% for the quarter ended September 30, 1997.

Liquidity and Capital Resources

     As of January 1, 1998, the Company had approximately $33.3 million of cash and cash equivalents and $265 million available on its line of credit of which $24.7 million was restricted. After taking into effect the various transactions discussed in the following paragraphs, the Company's cash and cash equivalents balance at September 30, 1998 was approximately $154 million and the amount available on the Company's line of credit was $190 million of which $36.7 million was restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash provided by financing activities, all of which are presented in the Company's Statements of Cash Flows.

     With respect to Property acquisitions during the nine months, the Company purchased 96 Properties containing 22,032 units for a total acquisition cost of approximately $1.6 billion, including the assumption of and/or new mortgage indebtedness of approximately $433.5 million and the issuance of OP Units with a value of $164.1 million. These acquisitions were primarily funded from proceeds received from the various capital and debt transactions as discussed in Note 3 and 10, respectively, of the Notes to Consolidated Financial Statements, the Company's line of credit and working capital.

     Subsequent to September 30, 1998, the Company closed its merger with Merry Land and through this merger acquired 118 multifamily properties containing 34,990 units, including 6 properties consisting of 1,962 units under development. In the Merger, each outstanding common share of beneficial interest of Merry Land will be converted into .53 of a common share of the surviving company. The transaction is valued at approximately $2.2 billion, including the issuance of $1.1 billion of common stock, $370 million of preferred stock and the assumption of indebtedness of $700 million. Also, in connection with the merger, the Company was required to pay off one of Merry Land's unsecured notes issued in the amount of $120 million as well as various merger costs. The Company borrowed certain amounts under its line of credit to fund these needs.

     During the nine months ended September 30, 1998, the Company disposed of nine properties that generated net sales proceeds of $76 million. These proceeds were applied to pay down the Company's line of credit.

     As of September 30, 1998, the Company had total indebtedness of approximately $3.9 billion, which included mortgage indebtedness of $1.96 billion (including premiums of $3.2 million), of which $818 million represented tax-exempt bond indebtedness, unsecured debt of $1.67 billion (including net discounts and premiums in the amount of $2.2 million) and $310 million outstanding on the Company's line of credit. During the first nine months, the Company repaid $46.9 million of mortgage indebtedness on seven of its Properties. These repayments were funded from the Company's line of credit or from proceeds received from the various capital and debt transactions as discussed in Note 3 and 10, respectively, of the Notes to Consolidated Financial Statements.

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

     In February 1996, the Company entered into a forward starting swap agreement that will hedge the Company's interest rate risk at maturity of $125 million of indebtedness. This agreement hedged the interest rate risk of the Operating Partnership's 1999 Notes by locking the effective four-year Treasury Rate commencing May 15, 1999.

     In August 1996, the Company entered into an interest rate protection agreement to effectively fix the interest rate cost of the Company's 2026 Notes. The agreement was for a notional amount of $150 million with a locked in treasury rate of 7.57%.

     In July 1997, the Company entered into two interest rate protection agreements to effectively fix the interest rate cost of the Company's 2001 Notes and 2003 Notes. One agreement was for a notional amount of $100 million with a locked in treasury rate of 6.134%. The second agreement was for a notional amount of $75 million with a locked in treasury rate of 6.287%.

     In April 1998, the Company entered into an interest rate protection agreement to effectively fix the interest rate cost of the Company's 2015 Notes. The agreement was for a notional amount of $300 million with a locked in treasury rate of 6.63%.

     In May 1998, the Company entered into an interest rate protection agreement to effectively fix the interest rate cost of the Evans Withycombe Financing Limited Partnership indebtedness to within a range of 5.6% to 6.0%. The agreement was for a notional amount of $131 million with a settlement date of August 2001. There was no initial cost to the Company for entering into this agreement.

     In August 1998, the Company entered into an interest rate protection agreement to effectively fix the interest rate cost of the Company's planned financing in the fourth quarter of 1998. The agreement was for a notional amount of $100 million.

     In August 1998, the Company entered into an interest rate swap agreement that fixed the Company's interest rate risk on a portion of the Operating Partnership's variable rate tax-exempt bond indebtedness at a rate of 3.65125%. This agreement was for a notional amount of $150 million with a termination date of August 2003.

     In August 1998, the Company entered into an interest rate swap agreement that fixed the Company's interest rate risk on a portion of the Operating Partnership's variable rate tax-exempt bond indebtedness at a rate of 3.683%. This agreement was for a notional amount of $150 million with a termination date of August 2005.

     The fair value of these instruments as of September 30, 1998 approximates their carrying or contract values.

     The Company has a policy of capitalizing expenditures made for new assets, including newly acquired properties and the costs associated with placing these assets into service. Expenditures for improvements and renovations that significantly enhance the value of existing assets or substantially extend the useful life of an asset are also capitalized. Capital spent for replacement-type items such as appliances, draperies, carpeting and floor coverings, mechanical equipment and certain furniture and fixtures is also capitalized. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. With respect to acquired properties, the Company has determined that it generally spends $1,000 per unit during its first three years of ownership to fully improve and enhance these properties to meet the Company's standards. In regards to replacement-type items described above, the Company generally expects to spend, on an annual basis, $300 per unit.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     During the nine months ended September 30, 1998, total capital expenditures for the Company approximated $68.5 million. Of this amount, approximately $14.8 million related to capital improvements and major repairs for certain of the 1995, 1996, 1997 and 1998 Acquired Properties. Capital improvements and major repairs for all of the Company's pre-IPO properties and certain Acquired Properties approximated $18.2 million, or $127 per unit. Capital spent for replacement-type items approximated $27.6 million, or $192 per unit. Also included in total capital expenditures was approximately $7.9 million expended for non-real estate additions such as computer software, computer equipment, furniture and fixtures and leasehold improvements for the Company's property management offices and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for the remaining portion of 1998 are budgeted to be approximately $27.5 million.

     Minority Interests as of September 30, 1998 increased by $111.4 million when compared to December 31, 1997. The primary factors that impacted this account during the nine month period were distributions declared to Minority Interests, which amounted to $21.4 million for the nine month period, the allocation of income from operations in the amount of $12.8 million, the conversion of OP Units into Common Shares and the issuance of OP Units and/or Common Shares during the first nine months.

     Total distributions paid in October 1998 amounted to approximately $94.3 million, which included distributions declared for the quarter ended September 30, 1998.

     The Company expects to meet its short-term liquidity requirements, including capital expenditures relating to maintaining its existing Properties, generally through its working capital, net cash provided by operating activities and borrowings under its line of credit. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Company also expects to meet its long-term liquidity requirements, such as scheduled mortgage debt maturities, reduction of outstanding amounts under its line of credit, property acquisitions, financing of construction and development activities and capital improvements, through the issuance of unsecured notes and equity securities including additional OP Units as well as from undistributed FFO and proceeds received from the disposition of certain Properties. In addition, the Company has certain uncollateralized Properties available for additional mortgage borrowings in the event that the public capital markets are unavailable to the Company or the cost of alternative sources of capital to the Company is too high.

     In connection with the Merry Land merger the Company assumed a line of credit facility in the amount of $120 million. Combined with the Company's existing line of credit the Company has total availability of $620 million. As of November 11, 1998, $400 million was outstanding under these combined facilities.

Year 2000 Issue

     The year 2000 issue ("Year 2000") is the result of computer programs being written using

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive hardware and software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, collect rents, or engage in similar normal business activities.

     The Company believes that it has identified all of its information technology ("IT") and non-IT systems to assess their Year 2000 readiness. Critical systems include, but are not limited to: accounts receivable and rent collections, accounts payable and general ledger, human resources and payroll (both property and corporate levels), cash management, fixed assets, all IT hardware (such as desktop/laptop computers, data networking equipment, telephone systems, fax machines, copy machines, etc.) and software, and property environmental, health safety and security systems (such as elevators and alarm systems).

     The Company anticipates that previously scheduled system upgrades to many of its IT systems will remediate any existing Year 2000 problems. The Company is currently in the process of testing and implementing the majority of its Year 2000 IT and non-IT system projects with completion anticipated during the second quarter of 1999. The Company has estimated that the total Year 2000 project cost will approximate $1 million, of which approximately 70% has been incurred as of September 30, 1998. This estimate is based on management's best estimates, which were derived utilizing numerous assumptions of future events, and there can be no guarantees that these estimates will be achieved.

     In some cases, various third party vendors have been queried on their Year 2000 readiness. The Company continues to query its significant suppliers and vendors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. To date, the Company is not aware of any significant suppliers or vendors with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, there can be no assurances that the systems of other companies, on which the Company's systems rely, will be timely converted and would not have an adverse effect on the Company's systems.

     Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. In addition, the Company has commenced its contingency planning for critical operational areas that might be affected by the Year 2000 issue if compliance by the Company is delayed. Aside from catastrophic failure of banks or governmental agencies, the Company believes that it could continue its normal business operations if compliance by the Company is delayed. The Company does not believe that the Year 2000 issue will materially impact its results of operations, liquidity or capital resources.

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

     For the nine months ended September 30, 1998, FFO increased by $132.8 million representing an 70.4% increase when compared to the nine months ended September 30, 1997. For the quarter ended September 30, 1998, FFO increased by $36.7 million representing a 48.2% increase when compared to the quarter ended September 30, 1997.

     The following is a reconciliation of net income available to Common Shares to FFO available to Common Shares and OP Units for the nine months and quarters ended September 30, 1998 and 1997:

                                              Nine         Nine
                                             Months       Months      Quarter      Quarter
                                             Ended        Ended        Ended        Ended
                                            9/30/98      9/30/97      9/30/98      9/30/97
                                           ----------   ---------    ---------    ---------
Net income available to Common Shares      $  116,819   $  78,618    $  34,881    $  30,886
Adjustments:
     Income allocated to Minority
      Interests                                12,840       9,431        4,530        3,086
     Depreciation on real estate assets       204,401     104,288       75,014       42,403
     Amortization of deferred financing
      costs related to predecessor
      business                                     35         157           --           41
     Gain on disposition of properties        (12,717)     (3,923)      (1,625)        (291)
                                           ----------   ---------    ---------    ---------
FFO available to Common Shares and
OP Units                                   $  321,378   $ 188,571    $ 112,800    $  76,125
                                           ==========   =========    =========    =========

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     There have been no new or significant developments related to the legal proceedings that were discussed in Part I, Item III of the Company's Form 10-K for the year ended December 31, 1997.

Item 4.  Submission of Matters to a vote.

The special shareholder meetings of both the Company and Merry Land were held on October 15, 1998. At such meetings, the shareholders of the Company and of Merry Land both voted to approve the merger of Equity Residential Properties and Merry Land and Investment, Inc.

Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits:

12   Computation of Ratio of Earnings to Fixed Charges.

(B)  Reports on Form 8-K:

A Report on Form 8-K dated July 8, 1998, reporting information on the proposed Merger with Merry Land and Investment Company, Inc.

A Report on Form 8-K dated July 23, 1998, reporting financial information of Merry Land and Investment Company, Inc.

A Report on Form 8-K/A dated July 23, 1998, reporting additional financial information of Merry Land and Investment Company, Inc.

A Report on Form 8-K dated August 11, 1998, relating to Ernst & Young LLP consents to various 33 Act Registration Statements.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       EQUITY RESIDENTIAL PROPERTIES TRUST



Date: November 12, 1998             By:  /s/     Bruce C. Strohm
      -----------------             -----------------------------------------
                                                 Bruce C. Strohm
                                    Executive Vice President, General Counsel
                                                 and Secretary



Date: November 12, 1998             By:  /s/     Michael J. McHugh
      -----------------             -----------------------------------------
                                                 Michael J. McHugh
                                    Executive Vice President, Chief Accounting
                                             Officer and Treasurer