Form 10-K
period 1998-12-31
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 1999-03-19
CIK 906107

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                  For the Fiscal Year Ended DECEMBER 31, 1998



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


   Common Shares of Beneficial Interest, $0.01 Par Value                          New York Stock Exchange
               (Title of Class)                                        (Name of Each Exchange on Which Registered)

   Preferred Shares of Beneficial Interest, $0.01 Par Value                       New York Stock Exchange
               (Title of Class)                                        (Name of Each Exchange on Which Registered)


       Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No  ____
                                         -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting and non-voting shares held by non-affiliates of the Registrant was approximately $4.8 billion based upon the closing price on March 12, 1999 of $40 9/16 using beneficial ownership of shares rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting shares owned by Trustees and Officers, some of whom may not be held to be affiliates upon judicial determination.

At March 9, 1999, 118,832,901 of the Registrant's Common Shares of Beneficial Interest were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information to be contained in the Company's definitive proxy statement, which the Company anticipates will be filed no later than March 31, 1999, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                               TABLE OF CONTENTS


PART I.                                                                                        PAGE
                                                                                               ----
     Item 1.    Business                                                                         4
     Item 2.    Properties                                                                      27
     Item 3.    Legal Proceedings                                                               52
     Item 4.    Submission of Matters to a Vote of Security Holders                             52

PART II.

     Item 5.    Market for Registrant's Common Equity and Related
                Shareholder Matters                                                             53
     Item 6.    Selected Financial Data                                                         53
     Item 7.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                       56
     Item 7A.   Quantitative and Qualitative Disclosure About Market Risk                       68
     Item 8.    Financial Statements and Supplementary Data                                     69
     Item 9.    Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure                                                            69

PART III.

     Item 10.   Trustees and Executive Officers of the Registrant                               70
     Item 11.   Executive Compensation                                                          70
     Item 12.   Security Ownership of Certain Beneficial Owners and Management                  70
     Item 13.   Certain Relationships and Related Transactions                                  70

PART IV.

     Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                 71

                                    PART I

ITEM 1. BUSINESS

GENERAL


  Equity Residential Properties Trust ("EQR") is a self-administered and self-managed equity real estate investment trust ("REIT"). EQR was organized in March 1993 and commenced operations on August 18, 1993 upon completion of its initial public offering (the "EQR IPO") of 13,225,000 common shares of beneficial interest, $0.01 par value per share ("Common Shares"). EQR was formed to continue the multifamily property business objectives and acquisition strategies of certain affiliated entities controlled by Mr. Samuel Zell, Chairman of the Board of Trustees of the Company. These entities had been engaged in the acquisition, ownership and operation of multifamily residential properties since 1969. As used herein, the term "Company" includes EQR and those entities owned or controlled by it, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger"), Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger") and Merry Land & Investment Company, Inc. ("MRY") (the "MRY Merger") (collectively, the "Mergers").

  The Company's subsidiaries include ERP Operating Limited Partnership (the "Operating Partnership"), Equity Residential Properties Management Limited Partnership and Equity Residential Properties Management Limited Partnership II (collectively, the "Management Partnerships"), a series of partnerships (the "Financing Partnerships") and limited liability companies ("LLCs") which beneficially own certain properties encumbered by mortgage indebtedness, and Merry Land DownREIT I LP.

  As of December 31, 1998, the Company owned or had interests in 681 multifamily properties, of which it controlled a portfolio of 654 multifamily properties (individually, a "Property" and collectively, the "Properties") containing 187,002 units. The remaining 27 properties represent an investment in partnership interests and subordinated mortgages collateralized by 21 properties containing 3,896 units and an investment in six joint ventures consisting of six properties containing 1,297 units (collectively, the "Additional Properties"). The Company's Properties and the Additional Properties are located throughout the United States in the following states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. In addition, Equity Residential Properties Management Corp. ("Management Corp.") and Equity Residential Properties Management Corp. II ("Management Corp. II") also provide residential property and asset management services to 52 properties containing 12,890 units owned by affiliated entities. The Company is one of the largest publicly traded REIT's (based on the aggregate market value of its outstanding Common Shares) and is the largest publicly traded REIT owner of multifamily properties (based on the number of apartment units wholly-owned and total revenues earned).

  Since the EQR IPO and through December 31, 1998, the Company, through the Operating Partnership, has acquired direct or indirect interests in 650 properties (which included the debt collateralized by six Properties) containing 180,224 units in the aggregate for a total purchase price of approximately $10.6 billion, including the assumption of approximately $2.6 billion of mortgage indebtedness and $845.9 million of unsecured notes. Since the EQR IPO and through December 31, 1998, the Company has disposed of 38 properties and a portion of one Property, containing 9,754 units, and a vacant land parcel for a total sales price of approximately $306.8 million.

  The Company's corporate headquarters and executive offices are located in Chicago, Illinois. In addition, the Company has 30 management offices in the following cities:

                                    PART I

   . Chicago, Illinois;
   . Dallas, Houston and San Antonio, Texas;
   . Denver, Colorado;
   . Bethesda, Maryland;
   . Atlanta and Augusta, Georgia;
   . Las Vegas, Nevada;
   . Scottsdale and Tucson, Arizona;
   . Portland, Oregon;
   . Ypsilanti, Michigan;
   . Charlotte and Raleigh, North Carolina;
   . Tampa, Jacksonville, Ft. Lauderdale and Orlando, Florida;
   . Irvine, Pleasant Hill and Stockton, California;
   . Kansas City, Kansas;
   . Minneapolis, Minnesota;
   . Louisville, Kentucky;
   . Tulsa, Oklahoma;
   . Seattle and Redmond, Washington; and
   . Nashville and Memphis, Tennessee.

The Company has approximately 6,000 employees. An on-site manager, who supervises the on-site employees and is responsible for the day-to-day operations of the Property, directs each of the Company's Properties. A leasing administrator and/or property administrator generally assists the manager. In addition, a maintenance director at each Property supervises a maintenance staff whose responsibilities include a variety of tasks, including responding to service requests, preparing vacant apartments for the next resident and performing preventive maintenance procedures year-round.

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

     The Company seeks to maximize both current income and long-term growth in income, thereby increasing: (a) the value of the Properties; (b) distributions on a per Common Share basis; and (c) shareholders' value.

The Company's strategies for accomplishing these objectives are:

 .    maintaining and increasing Property occupancy while increasing rental rates;
 .    controlling expenses, providing regular preventive maintenance, making periodic renovations and enhancing amenities;
 .    maintaining a ratio of consolidated debt-to-total market capitalization of less than 50%;
 .    pursuing acquisitions that:
  a) are available at prices below estimated replacement costs;
  b) have potential for rental rate and/or occupancy increases;
  c) have attractive locations in their respective markets;
  d) provide anticipated total returns that will increase the Company's distributions per Common Share and shareholders' value; and
 .    purchasing newly developed, as well as co-investing in the development of, multifamily communities in the Company's existing target markets where the market conditions warrant such development.

     The Company is committed to tenant satisfaction by striving to anticipate industry trends and implementing strategies and policies consistent with providing quality tenant services. In addition, the Company continuously surveys rental rates of competing properties and conducts satisfaction surveys of

                                    PART I

residents to determine the factors they consider most important in choosing a particular apartment unit.

ACQUISITION STRATEGIES

     The Company anticipates that future property acquisitions will be located in the continental United States. Management will continue to use market information to evaluate acquisition opportunities. The Company's market database allows it to review the primary economic indicators of the markets where the Company currently manages Properties and where it expects to expand its operations. Acquisitions may be financed from various sources of capital, which may include undistributed funds from operations ("FFO"), issuance of additional equity securities, sales of Properties and collateralized and uncollateralized borrowings. In addition, the Company may acquire additional multifamily properties in transactions that include the issuance of limited partnership interests in the Operating Partnership ("OP Units") as consideration for the acquired properties. Such transactions may, in certain circumstances, partially defer the sellers' tax consequences.

When evaluating potential acquisitions, the Company will consider:

  .  the geographic area and type of community;
  .  the location, construction quality, condition and design of the property;
  . the current and projected cash flow of the property and the ability to increase cash flow;
  .  the potential for capital appreciation of the property;
  .  the terms of resident leases, including the potential for rent increases;
  . the potential for economic growth and the tax and regulatory environment of the community in which the property is located;
  . the occupancy and demand by residents for properties of a similar type in the vicinity (the overall market and submarket);
  . the prospects for liquidity through sale, financing or refinancing of the property;
  . the benefits of integration into existing operations; and . competition from existing multifamily properties and the potential for the construction of new multifamily properties in the area.

The Company expects to purchase multifamily properties with physical and market characteristics similar to the Properties.

DEVELOPMENT STRATEGIES

  The Company seeks to acquire newly constructed properties and make investments towards the development of properties in markets where it discerns strong demand, which the Company believes will enable it to achieve superior rates of return. The Company's current communities under development and future developments are in markets or will be in markets where certain market demographics justify the development of high quality multifamily communities.
In evaluating whether to develop an apartment community in a particular location, the Company analyzes relevant demographic, economic and financial data. Specifically, the Company considers the following factors, among others, in determining the viability of a potential new apartment community:


  .  income levels and employment growth trends in the relevant market;

  .  uniqueness of location;

  .  household growth and net migration of the relevant market's population;

  . supply/demand ratio, competitive housing alternatives, sub-market occupancy and rent levels;

  .  barriers to entry that would limit competition; and

                                    PART I

  . the purchase prices and yields of available existing stabilized communities, if any.


DISPOSITION STRATEGIES

  Management will use market information to evaluate dispositions. Factors the Company considers in deciding whether to dispose of its Properties include the following:

  .  potential increases in new construction;

  .  areas where the economy is expected to decline substantially; and

  . markets where the Company does not intend to establish long-term concentrations.

The Company will reinvest the proceeds received from property dispositions primarily to fund property acquisitions. In addition, when feasible the Company may structure these transactions as tax deferred exchanges.

FINANCING STRATEGIES

  The Company intends to maintain a ratio of consolidated debt-to-total market capitalization of 50% or less. At December 31, 1998, the Company had a ratio of approximately 41% based on the closing price of the Company's Common Shares on the New York Stock Exchange and assuming conversion of all OP Units plus the liquidation preference of non-voting preferred shares of beneficial interest, $0.01 par value per share ("Preferred Shares"). It is the Company's policy that EQR shall not incur indebtedness other than short-term trade, employee compensation, dividends payable or similar indebtedness that will be paid in the ordinary course of business, and that indebtedness shall instead be incurred by the Operating Partnership to the extent necessary to fund the business activities conducted by the Operating Partnership and its subsidiaries.

Equity Offerings For the Years Ended December 31, 1996, 1997 and 1998
---------------------------------------------------------------------

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

                                    PART I

     Also in September 1996, the Company completed the sale of 2,272,728 publicly registered Common Shares, which were sold at net price of $33 per share. The Company received net proceeds of approximately $75 million in connection with this offering (the "September 1996 Common Share Offering").

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

                                    PART I

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

     On November 3, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register 7,000,000 Common Shares pursuant to a Distribution Reinvestment and Share Purchase Plan. This registration statement was declared effective on November 25, 1997. The Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan") of the Company provides holders of record and beneficial owners of Common Shares, Preferred Shares, and limited partnership interests in the Operating Partnership with a simple and convenient method of investing cash distributions in additional Common Shares (which is referred to herein as the "Dividend Reinvestment-DRIP Plan"). Common Shares may also be purchased on a monthly basis with optional cash payments made by participants in the Plan and interested new investors, not currently shareholders of the Company, at the market price of the Common Shares less a discount ranging between 0% and 5% (as determined in accordance with the DRIP Plan)(which is referred to herein as the "Share Purchase-DRIP Plan").

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

     During 1997, the Company issued 84,183 Common Shares pursuant to the Employee Share Purchase Plan at net prices, which ranged from $35.63 per share to $42.08 per share and raised approximately $3.2 million in connection therewith.

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

     On February 18, 1998, the Company completed two offerings of 988,340 publicly registered Common Shares, which were sold to the public at a price of $50.625 per share. On February 23, 1998, the Company completed an offering of 1,000,000 publicly registered Common Shares, which were sold to the public at a price of $48 per share. The Company received net proceeds from these offerings (collectively, the "February 1998 Common Share Offerings") of approximately $95 million.

                                    PART I

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

     On September 20, 1998, the Company completed its repurchase of 2,367,400 of its Common Shares of beneficial interest, on the open market, for an average price of $40 per share. The purchases were made between August 5 and September 17, 1998. The Company paid approximately $94.7 million in connection therewith. These shares were subsequently retired.

     During 1998, the Company issued 93,521 Common Shares pursuant to the Employee Share Purchase Plan and received net proceeds of approximately $3.7 million.

     During 1998, the Company issued 1,023,184 Common Shares pursuant to the Share Purchase-DRIP Plan and received net proceeds of approximately $50.7 million.

Debt Offerings For the Years Ended December 31, 1996, 1997 and 1998
-------------------------------------------------------------------

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

     In October 1997, the Operating Partnership issued $150 million of unsecured fixed rate notes (the "2017 Notes") in a public debt offering (the "Fourth Public Debt Offering"). The 2017 Notes are due on October 15, 2017 and bear interest at 7.125%, which is payable semiannually in arrears on April 15 and October 15, commencing April 15, 1998. The 2017 Notes are redeemable at any time by the Operating Partnership pursuant to the terms thereof. The Operating Partnership received net proceeds of approximately $147.4 million in connection with this issuance.

     In November 1997, the Operating Partnership issued $200 million of unsecured fixed rate notes in a public debt offering (the "Fifth Public Debt Offering"). Of the $200 million issued, $150 million of these notes are due November 15, 2001 (the "2001 Notes") and bear interest at a rate of 6.55%, which is payable semiannually in arrears on May 15 and November 15, commencing on May 15, 1998. The remaining $50 million of these notes are due November 15, 2003 (the "2003 Notes") and bear interest at a rate of 6.65%, which is payable semiannually in arrears on May 15 and November 15, commencing on May 15, 1998. The Operating Partnership received net proceeds of approximately $198.5 million in connection with the 2001 Notes and the 2003 Notes.

     On February 3, 1998, the Operating Partnership filed a Form S-3 Registration Statement to register $1 billion of debt securities. The SEC declared this registration statement effective on February 27, 1998.

     In April 1998, the Operating Partnership issued $300 million of unsecured fixed rate notes (the "2015 Notes") in a public debt offering (the "Sixth Public Debt Offering"). The 2015 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. The 2015 Notes are due April 13, 2015. The annual interest rate on the 2015 Notes to April 13, 2005 (the "Remarketing Date") is 6.63%, which is payable semi-annually in arrears on October 13 and April 13, commencing October 13,

                                    PART I

1998. The 2015 Notes are subject to mandatory tender to the remarketing agent on the Remarketing Date, at the election of the remarketing dealer and subject to certain limitations. If the remarketing dealer, initially Salomon Brothers Inc., does not purchase all tendered 2015 Notes on the Remarketing Date, or in certain other limited circumstances, the Operating Partnership will be required to repurchase the 2015 Notes at 100% of their principal amount plus accrued interest. If the 2015 Notes are remarketed, the 2015 Notes will bear interest at the rate determined by the remarketing dealer on and after the Remarketing Date. The Operating Partnership received net proceeds of approximately $298.1 million in connection with this issuance. The Operating Partnership also received approximately $8.1 million from the sale of the option to remarket the 2015 Notes on the Remarketing Date, which is being amortized over the term of the 2015 Notes. Prior to the issuance of the 2015 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance until the Remarketing Date. The Operating Partnership received a one-time settlement payment from this transaction, which was approximately $0.6 million and is being amortized over seven years.

     In August 1998, the Operating Partnership issued $100 million of Remarketed Reset Notes (the "August 2003 Notes") in a public debt offering (the "Seventh Public Debt Offering"). The August 2003 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. The August 2003 Notes are due August 21, 2003. During the period from and including August 21, 1998 to but excluding August 23, 1999 (the "Initial Spread Period") the interest rate on the August 2003 Notes will be reset quarterly, and will equal LIBOR plus an applicable spread. The spread during the Initial Spread Period is .45%. After the Initial Spread Period, the character (i.e. fixed or floating rate) and duration of the interest rate on the notes and the subsequent spread will be agreed to by the Operating Partnership and the remarketing underwriter, initially Merrill Lynch, Pierce, Fenner and Smith Incorporated, on each applicable determination date. Beginning August 23, 1999, the Operating Partnership may elect to redeem the August 2003 Notes on certain dates and in certain circumstances. The Operating Partnership received net proceeds of approximately $99.7 million in connection with this issuance.

     In September 1998, the Operating Partnership issued $145 million of unsecured fixed rate notes (the "2000 Notes") in a public debt offering (the "Eighth Public Debt Offering"). The 2000 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. The 2000 Notes are due September 15, 2000. The annual interest rate on the 2000 Notes is 6.15%, which is payable semi-annually in arrears on March 15 and September 15, commencing March 15, 1999. The Operating Partnership received net proceeds of approximately $144.5 million in connection with this issuance.

CREDIT FACILITIES

     The Company has a revolving credit facility with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") and Bank of America Illinois ("Bank of America") as co-agents to provide the Operating Partnership with potential borrowings of up to $500 million. This credit facility matures in November 1999 and borrowings generally will bear interest at a per annum rate of one, two, three or six month LONDON INTERBANK OFFERED RATE ("LIBOR"), plus a certain spread dependent upon the Company's credit rating, which spread is currently 0.45%, and is subject to an annual facility fee of $750,000. As of December 31, 1998, $245 million of borrowings were outstanding on this credit facility, bearing interest at a weighted average rate of 6.04%.

     In connection with the MRY Merger, the Company assumed an additional revolving credit facility with First Union Bank (as agent) with potential borrowings of up to $120 million. This credit facility matures in September 2000 and borrowings generally will bear interest at a per annum rate of LIBOR, plus a certain spread dependent upon the Company's credit rating, which spread is currently 0.50%, and is subject to an annual facility fee of $120,000. As of December 31, 1998, $45 million was outstanding under this facility, bearing interest at a weighted average rate of 5.74%.

                                    PART I

BUSINESS COMBINATIONS

     On May 30, 1997, the Company completed the acquisition of the multifamily property business of Wellsford through the Wellsford Merger. The transaction was valued at approximately $1 billion and included 72 Properties of Wellsford containing 19,004 units. The purchase price consisted of:

     . 10.8 million Common Shares issued by the Company with a market value, at the date of closing, of $443.7 million;
     .    liquidation value of $157.5 million for the following:
          a) Wellsford Series A Cumulative Convertible Preferred Shares of Beneficial Interest;
          b) Wellsford Series B Cumulative Redeemable Preferred Shares of Beneficial Interest;

     . assumption of mortgage indebtedness and unsecured notes in the amount of $345 million;
     .    assumption of other liabilities of approximately $33.5 million; and
     .    other merger related costs of approximately $23.4 million;

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

          On December 23, 1997, the Company completed the acquisition of the multifamily property business of EWR, through the EWR Merger. The transaction was valued at approximately $1.2 billion and included 53 Properties of EWR containing 15,331 units and three Properties under construction or expansion containing 953 units. The purchase price consisted of:

     . 10.3 million Common Shares issued by the Company with a market value, at the date of closing, of approximately $501.6 million;
     . assumption of EWR's minority interest with a market value of approximately $107.3 million;
     . assumption of mortgage indebtedness and unsecured notes in the amount of $498 million;
     .    assumption of other liabilities of approximately $28.2 million; and
     .    other merger related costs of approximately $16.7 million;

In the EWR Merger, each outstanding common share of beneficial interest of EWR was converted into .50 of a Common Share.

          On October 19, 1998, the Company completed the acquisition of the multifamily property business of MRY, through the MRY Merger. The transaction was valued at approximately $2.2 billion and included 108 Properties containing 32,315 units, four Properties under construction and/or expansion anticipated to contain 1,378 units and six Additional Properties containing 1,297 units that were contributed to six joint ventures. The purchase price consisted of:

     . 21.8 million Common Shares issued by the Company with a market value, at the date of closing, of approximately $1 billion;
     .    liquidation value of $369.1 million for the following:

          a) MRY Series A Cumulative Convertible Preferred Shares of Beneficial Interest;
          b) MRY Series B Cumulative Convertible Preferred Shares of Beneficial Interest;

                                    PART 1

          c) MRY Series C Cumulative Convertible Preferred Shares of Beneficial Interest;
          d) MRY Series D Cumulative Redeemable Preferred Shares of Beneficial Interest; and
          e) MRY Series E Cumulative Redeemable Preferred Shares of Beneficial Interest.

     . assumption of MRY's minority interest with a market value of approximately $40.2 million.
     . assumption of mortgage indebtedness, unsecured notes and the outstanding balance under a line of credit in the amount of $723.5 million;
     .    assumption of other liabilities, of approximately $46.5 million; and
     .    other merger related costs of approximately $51.9 million.


          In the MRY Merger, each outstanding common share of beneficial interest of MRY was converted into 0.53 of a Common Share. In addition, MRY spun-off certain assets and liabilities to Merry Land Properties, Inc. ("MRYP Spinco"). In connection with this spin-off, each holder of MRY common shares received one share of MRYP Spinco for each twenty shares of MRY common held. As partial consideration for the transfer, the Company extended a $25 million, one year, non-revolving Senior Debt Agreement to MRYP Spinco. At December 31, 1998, approximately $18.3 million was outstanding, bearing interest at LIBOR plus 250 basis points. As additional consideration, the Company extended an additional $20 million of indebtedness to MRYP Spinco under a 15-year Subordinated Debt Agreement, bearing interest payable quarterly. The Company also entered into the Preferred Stock Agreement and received 5,000 shares of MRYP Spinco Preferred Stock with a liquidation preference of $1,000 per share.

          In addition, MRY Series A Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as the Company's 164,951 Series H Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series H Preferred Shares"), the MRY Series B Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as the Company's 4,000,000 Series I Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series I Preferred Shares"), the MRY Series C Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as the Company's 4,599,400 Series J Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series J Preferred Shares"), the MRY Series D Cumulative Redeemable Preferred Shares of Beneficial Interest were redesignated as the Company's 1,000,000 Series K Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series K Preferred Shares") and the MRY Series E Cumulative Redeemable Preferred Shares of Beneficial Interest were redesignated as the Company's 4,000,000 Series L Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series L Preferred Shares").

RECENT TRANSACTIONS

          From January 1, 1999 through March 12, 1999, the Company acquired three Properties from an affiliated party and two Properties from unaffiliated third parties for a total purchase price of approximately $86.6 million, which included the assumption of mortgage indebtedness of approximately $16.9 million. The three Properties acquired from an affiliated party were Aspen Crossing, a 192-unit property located in Wheaton, Maryland; Fireside Park, a 236-unit property located in Rockville, Maryland; and Mill Pond, a 240-unit property located in Glen Burnie, Maryland. The two Properties acquired from unaffiliated third parties were Copper Canyon, a 222-unit property located in Denver, Colorado; and Siena Terrace, a 356-unit property located in Lake Forest, California.

     From January 1, 1999 through March 12, 1999, the Company disposed of six Properties for a total sales price of $64 million.

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

RISK FACTORS

     The following Risk Factors omit the use of defined terms used elsewhere herein and contain defined terms that are different from those used in the other sections of this report. Unless otherwise indicated, when used in this section, the terms "we" and "us" refer to Equity Residential Properties Trust and its subsidiaries, including ERP Operating Limited Partnership.

     Set forth below are the risks that we believe are important to investors who purchase or own our common shares of beneficial interest or preferred shares of beneficial interest (which we refer to collectively as "Shares") or units of limited partnership interest ("Units") of ERP Operating Limited Partnership, our operating partnership, which are redeemable on a one-for-one basis for common shares or their cash equivalent. In this section, we refer to the Shares and the Units together as our "securities," and the investors who own Shares and/or Units as our "security holders."

     DEBT FINANCING AND PREFERRED SHARES COULD ADVERSELY AFFECT OUR PERFORMANCE

     General

     As of December 31, 1998, our multifamily properties were subject to approximately $2.3 billion of mortgage indebtedness and our total debt equaled approximately $4.7 billion. Of our total debt outstanding, $840 million (including the balance of $290 million outstanding on our $620 million unsecured lines of credit) was floating rate debt, which included $684.7 million issued at tax exempt rates. In addition to debt, we have issued preferred shares of beneficial interest. Our use of debt and preferred equity financing creates certain risks, including the following.

     Scheduled Debt Payments Could Adversely Affect Our Financial Condition

     In the future, our cash flow could be insufficient to meet required payments of principal and interest or to pay distributions on our securities at expected levels. We may not be able to refinance existing debt (which in virtually all cases requires substantial principal payments at maturity) and, if we can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. As a result, we may be forced to postpone capital expenditures necessary for the maintenance of our properties and may have to dispose of one or more properties on terms that would otherwise be unacceptable to us.

     Financial Covenants Could Adversely Affect the Company's Financial
Condition

     If a property we own is mortgaged to secure payment of indebtedness and we are unable to meet the mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of

                                    PART I

income and asset value. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations. A foreclosure could also result in our recognition of taxable income without our actually receiving cash proceeds from the disposition of the property with which to pay the tax. This could adversely affect our cash flow and could make it more difficult for us to meet our distribution requirements as a real estate investment trust (a "REIT").

     The mortgages on our properties contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to discontinue insurance coverage. In addition, our credit facilities contain certain customary restrictions, requirements and other limitations on our ability to incur indebtedness. The indentures under which a substantial portion of our debt was issued contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios, as well as limitations on our ability to incur secured and unsecured indebtedness (including acquisition financing), sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. Accordingly, in the event that we are unable to raise additional equity or borrow money because of these restrictions, our ability to acquire additional properties may be limited. If we are unable to acquire additional properties, our ability to increase the distributions to security holders, as we have done in the past, will be limited to management's ability to increase funds from operations, and thereby cash available for distributions, from the existing properties in our portfolio at such time.

     Some of the properties were financed with tax-exempt bonds that contain certain restrictive covenants or deed restrictions. We have retained an independent outside consultant to monitor compliance with the restrictive covenants and deed restrictions that affect these properties. If these bond compliance requirements require us to lower our rental rates to attract low or moderate income tenants, or eligible/qualified tenants, then our income from these properties may be limited.

     Our Degree of Leverage Could Limit Our Ability to Obtain Additional
Financing

     Our debt to market capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common and preferred shares and Units) was approximately 41% as of December 31, 1998. We have a policy of incurring indebtedness for borrowed money only through the Operating Partnership and its subsidiaries and only if upon such incurrence our debt to market capitalization ratio would be approximately 50% or less. Our degree of leverage could have important consequences to security holders. For example, the degree of leverage could affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, making us more vulnerable to a downturn in business or the economy generally.

     Rising Interest Rates Could Adversely Affect Cash Flow

     Advances under our credit facilities bear interest at variable rates based upon one, two, three or six month LIBOR, plus a certain spread dependent upon the Company's credit rating. Certain of our senior unsecured debt instruments also, from time to time, bear interest at floating rates. We may also borrow additional money with variable interest rates in the future. Increases in interest rates would increase our interest expenses under these debt instruments and would increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates would adversely affect cash flow and our ability to service our debt and to make distributions to security holders.

                                    PART I

     CONTROL AND INFLUENCE BY SIGNIFICANT SHAREHOLDERS COULD BE EXERCISED IN A MANNER ADVERSE TO OTHER SHAREHOLDERS

     General

     As of December 31, 1998, (1) Samuel Zell and certain of the current holders of Units issued to affiliates of Mr. Zell, who contributed 33 properties to us at the time of our initial public offering, owned in the aggregate approximately 3.69% of our common shares (Mr. Zell and these affiliates are described herein as the "Zell Original Owners"); (2) certain entities controlled by Starwood Capital Partners LP ("Starwood") and its affiliates, who contributed 23 properties to us at the time of our initial public offering, owned approximately 0.24% of our common shares; and (3) certain of our officers, employees, trustees and consultants, some of whom are affiliated with Mr. Zell, owned approximately 4.31% of our common shares. These percentages assume all options are exercised for common shares and all Units are converted to common shares. In addition, the consent of certain affiliates of Mr. Zell and Starwood is required for certain amendments to the Fifth Amended and Restated ERP Operating Limited Partnership Agreement of Limited Partnership (the "Partnership Agreement"). As a result of their security ownership and rights concerning amendments to the Partnership Agreement, Mr. Zell and the Starwood owners may have substantial influence over the Company. Although these security holders have not agreed to act together on any matter, they would be in a position to exercise even more influence over the Company's affairs if they were to act together in the future. This influence might be exercised in a manner that is inconsistent with the interests of other security holders.

     Mr. Zell and Others are Exempt from the 5% Ownership Limit Generally Applicable to Securities Holders

     In order to maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), not more than 50% of the value of the outstanding Shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities). To assure compliance with this test, our Declaration of Trust restricts the ownership of more than 5% of the lesser of the number or value of the outstanding Shares by any single security holder, subject to certain exceptions. These restrictions do not apply to the ownership of common shares that may be acquired by the holders of Units issued to the Zell Original Owners and the Starwood owners. Additionally, our Declaration of Trust exempts any transferees of such common shares from the 5% ownership limit, provided such transfers do not result in an increased concentration in the ownership.

     ENVIRONMENTAL PROBLEMS ARE POSSIBLE AND CAN BE COSTLY

     Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at such property. The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site.

     Environmental laws also govern the presence, maintenance and removal of asbestos. These laws require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, that they notify and train those who may come into contact with asbestos and that they undertake special precautions, including removal or other abatement, if asbestos would be disturbed

                                    PART I

during renovation or demolition of a building. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

     All of our properties have been the subject of a Phase I, and in certain cases a supplemental, environmental assessment completed by qualified independent environmental consultant companies. Environmental assessments were obtained prior to our acquisition of each of our properties. These environmental assessments have not revealed, nor are we aware of, any environmental liability that our management believes would have a material adverse effect on our business, results of operations, financial condition or liquidity.

     We cannot assure you that existing environmental assessments of our properties reveal all environmental liabilities, that any prior owner of any of our properties did not create a material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more of our properties.

     OUR PERFORMANCE AND SHARE VALUE ARE SUBJECT TO RISKS ASSOCIATED WITH THE REAL ESTATE INDUSTRY

     General

     Real property investments are subject to varying degrees of risk and are relatively illiquid. Several factors may adversely affect the economic performance and value of our properties. These factors include changes in the national, regional and local economic climate, local conditions such as an oversupply of multifamily properties or a reduction in demand for our multifamily properties, the attractiveness of our properties to tenants, competition from other available multifamily property owners and changes in market rental rates. Our performance also depends on our ability to collect rent from tenants and to pay for adequate maintenance, insurance and other operating costs, including real estate taxes, which could increase over time. Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property.

     We May be Unable to Renew Leases or Relet Space as Leases Expire

     When our tenants decide not to renew their leases upon expiration, we may not be able to relet their space. Even if the tenants do renew or we can relet the space, the terms of renewal or reletting may be less favorable than current lease terms. If we are unable to promptly renew the leases or relet the space, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected. Consequently, our cash flow and ability to service debt and make distributions to security holders would be reduced.

     New Acquisitions or Developments May Fail to Perform as Expected and Competition for Acquisitions May Result in Increased Prices for Properties

     We intend to continue to actively acquire or develop multifamily properties. Newly acquired or developed properties may fail to perform as expected. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or to develop a property. Additionally, we expect other major real estate investors with significant capital will compete with us for attractive investment opportunities. This competition has increased prices for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.

                                    PART I

     Because Real Estate Investments Are Illiquid, We May Not Be Able To Sell Properties When Appropriate

     Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. This inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and ability to make distributions to our security holders.

     Changes in Laws Could Affect Our Business

     We are generally not able to pass through to our tenants under existing leases increases in real estate taxes, income taxes and service or other taxes. Consequently, any such increases may adversely affect our financial condition and limit our ability to make distributions to our security holders. Similarly, changes that increase our potential liability under environmental laws or our expenditures on environmental compliance would adversely affect our cash flow and ability to make distributions on our securities.

     SHAREHOLDERS' ABILITY TO EFFECT CHANGES IN CONTROL OF THE COMPANY IS
     LIMITED

     Provisions of Our Declaration of Trust and Bylaws Could Inhibit Changes in Control

     Certain provisions of our Declaration of Trust and Bylaws may delay or prevent a change in control of the Company or other transactions that could provide the security holders with a premium over the then-prevailing market price of their securities or which might otherwise be in the best interest of our security holders. These include a staggered Board of Trustees and the 5% Ownership Limit described below. See "--We Have a Share Ownership Limit for REIT Tax Purposes." Also, any future series of preferred shares of beneficial interest may have certain voting provisions that could delay or prevent a change of control or other transactions that might otherwise be in the interest of our security holders.

     We Have a Share Ownership Limit for REIT Tax Purposes

     To remain qualified as a REIT for federal income tax purposes, not more than 50% in value of our outstanding Shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of any year. To facilitate maintenance of our REIT qualification, our Declaration of Trust, subject to certain exceptions, prohibits ownership by any single shareholder of more than 5% of the lesser of the number or value of the outstanding class of common or preferred shares. See "--Control and Influence by Significant Shareholders--Mr. Zell and Others are Exempt from the 5% Ownership Limit Generally Applicable to Securities Holders." We refer to this restriction as the "Ownership Limit." Absent any exemption or waiver, securities acquired or held in violation of the Ownership Limit will be transferred to a trust for the exclusive benefit of a designated charitable beneficiary, and the security holder's rights to distributions and to vote would terminate. A transfer of Shares may be void if it causes a person to violate the Ownership Limit. The Ownership Limit could delay or prevent a change in control and, therefore, could adversely affect our security holders' ability to realize a premium over the then-prevailing market price for their Shares.

     Our Preferred Shares of Beneficial Interest May Affect Changes in Control

     Our Declaration of Trust authorizes the Board of Trustees to issue up to 100 million preferred shares of beneficial interest, and to establish the preferences and rights (including the right to vote and the right to convert into common shares) of any preferred shares issued. The Board of Trustees may use its powers to issue preferred shares and to set the terms of such securities to delay or prevent a change in

                                    PART I

control of the Company, even if a change in control were in the interest of security holders. As of December 31, 1998, 29,097,951 preferred shares were issued and outstanding.

     Inapplicability of Maryland Law Limiting Certain Changes in Control

     Certain provisions of Maryland law applicable to real estate investment trusts prohibit "business combinations" (including certain issuances of equity securities) with any person who beneficially owns ten percent or more of the voting power of outstanding securities, or with an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of ten percent or more of the voting power of the trust's outstanding voting securities (an "Interested Shareholder"), or with an affiliate of an Interested Shareholder. These prohibitions last for five years after the most recent date on which the Interested Shareholder became an Interested Shareholder. After the five-year period, a business combination with an Interested Shareholder must be approved by two super-majority shareholder votes unless, among other conditions, the trust's holders of common shares receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Shareholder for its common shares. As permitted by Maryland law, however, the Board of Trustees of the Company has opted out of these restrictions with respect to any business combination involving the Zell Original Owners and persons acting in concert with any of the Zell Original Owners. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to a business combination involving us and any of them. Such business combinations may not be in the best interest of our security holders.

     OUR SUCCESS AS A REIT IS DEPENDENT ON COMPLIANCE WITH FEDERAL INCOME TAX REQUIREMENTS

     Our Failure to Qualify as a REIT Would Have Serious Adverse Consequences to Our Security Holders

     We believe that we have qualified for taxation as a REIT for federal income tax purposes since our taxable year ended December 31, 1992. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We cannot, therefore, guarantee that we have qualified or will qualify in the future as a REIT. The determination that we are a REIT requires an analysis of various factual matters that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from sources that are itemized in the REIT tax laws. We are also required to distribute to security holders at least 95% of our REIT taxable income excluding capital gains. The fact that we hold our assets through ERP Operating Limited Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize our REIT status.

     If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. If we fail to qualify as a REIT, we would have to pay significant income taxes. We, therefore, would have less money available for investments or for distributions to security holders. This would likely have a significant adverse affect on the value of our securities. In addition, we would no longer be required to make any distributions to security holders.

                                    PART 1

     We Could be Disqualified as a REIT or Have to Pay Taxes if Our Merger Partners Did Not Qualify as REIT's

     If any of our recent merger partners had failed to qualify as a REIT throughout the duration of its existence, then it might have had undistributed "C corporation earnings and profits" at the time of its merger with us. If that was the case and we did not distribute those earnings and profits prior to the end of the year in which the merger took place, we might not qualify as a REIT. We believe that each of our merger partners qualified as a REIT and that, in any event, none of them had any undistributed "C corporation earnings and profits" at the time of its merger with us. If any of our merger partners failed to qualify as a REIT, an additional concern would be that it would have recognized taxable gain at the time it was merged with us. We would be liable for the tax on such gain. In this event, we would have to pay corporate income tax on any gain existing at the time of the applicable merger on assets acquired in the merger if the assets are sold within ten years of the merger. Finally, we could be precluded from electing REIT status for up to four years after the year in which the predecessor entity failed to qualify for REIT status.

     Other Tax Liabilities

     Even if we qualify as a REIT, we will be subject to certain federal, state and local taxes on our income and property. In addition, our third-party management operations, which are conducted through subsidiaries, generally will be subject to federal income tax at regular corporate rates.

     WE DEPEND ON OUR KEY PERSONNEL

     We depend on the efforts of our executive officers, particularly Samuel Zell and Douglas Crocker II. If they resign, our operations could be temporarily adversely effected. Neither Mr. Crocker nor Mr. Zell has entered into an employment agreement with us.

     COMPLIANCE WITH REIT DISTRIBUTION REQUIREMENTS MAY AFFECT OUR FINANCIAL CONDITION

     Distribution Requirements May Increase the Indebtedness of the Company

     We may be required from time to time, under certain circumstances, to accrue as income for tax purposes interest and rent earned but not yet received. In such event, or upon our repayment of principal on debt, we could have taxable income without sufficient cash to enable us to meet the distribution requirements of a REIT. Accordingly, we could be required to borrow funds or liquidate investments on adverse terms in order to meet these distribution requirements.

     We Are Dependent on External Sources of Capital

     Because of our annual REIT distribution requirements, it is not likely that we will be able to fund all future capital needs, including for acquisitions, from income generated by operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of security holders' interests, and additional debt financing may substantially increase our leverage.

                                    PART I

FEDERAL INCOME TAX CONSIDERATIONS

     General

     The following discussion summarizes all of the federal income tax considerations material to a holder of common shares. It is not exhaustive of all possible tax considerations. For example, it does not give a detailed discussion of any state, local or foreign tax considerations. The following discussion also does not address all tax matters that may be relevant to prospective shareholders in light of their particular circumstances. Moreover, it does not address all tax matters that may be relevant to shareholders who are subject to special treatment under the tax laws, such as insurance companies, tax-exempt entities, financial institutions or broker-dealers, foreign corporations and persons who are not citizens or residents of the United States.

     The specific tax attributes of a particular shareholder could have a material impact on the tax considerations associated with the purchase, ownership and disposition of common shares. Therefore, it is essential that each prospective shareholder consult with his or her own tax advisors with regard to the application of the federal income tax laws to the shareholder's personal tax situation, as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction.

     Our Taxation

     We elected REIT status beginning with the year that ended December 31, 1992. In any year in which we qualify as a REIT, we generally will not be subject to federal income tax on the portion of our REIT taxable income or capital gain that we distribute to our shareholders. This treatment substantially eliminates the double taxation that applies to most corporations, which pay a tax on their income and then distribute dividends to shareholders who are in turn taxed on the amount they receive. However, we will be subject to federal income tax at regular corporate rates upon our REIT taxable income or capital gain that we do not distribute to our shareholders. We also may be subject to the corporate "alternate minimum tax" on items of preference under this alternative tax regime. In addition, we will be subject to a 4% excise tax if we do not satisfy specific REIT distribution requirements. Moreover, we may be subject to taxes in certain situations and on certain transactions that we do not presently contemplate.

     If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to tax on our taxable income at regular corporate rates. We also may be subject to the corporate "alternate minimum tax." As a result, our failure to qualify as a REIT would significantly reduce the cash we have available to distribute to our shareholders. Unless entitled to statutory relief, we would be disqualified from qualification as a REIT for the four taxable years following the year during which qualification was lost. It is not possible to state whether we would be entitled to statutory relief.

     Our qualification and taxation as a REIT depend on our ability to satisfy various requirements under the Internal Revenue Code. We are required to satisfy these requirements on a continuing basis through actual annual operating and other results. These requirements relate to the sources of our gross income, the composition of our assets, the amount of dividends we pay to shareholders, the diversity of our share ownership, and other aspects of our operations. The purpose of these requirements is to allow the tax benefit of REIT status only to companies that:

          (a) primarily own, and primarily derive income from, real estate-related assets and certain other assets which are passive in nature, and

          (b) distribute 95% of the taxable income, computed without regard to net capital gain, to shareholders.

We believe that we have qualified as a REIT for all of our taxable years beginning with 1992. We also

                                    PART I

believe that our current structure and method of operation is such that we will continue to qualify as a REIT. However, we cannot guarantee that the actual results of our operations have satisfied or will satisfy the requirements under the Internal Revenue Code.

     Hogan & Hartson L.L.P., our special tax counsel, has provided an opinion to the effect that we were organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code for each of our taxable years beginning in 1992. The opinion also provides that our current organization and method of operation should enable us to continue to meet the requirements for qualification and taxation as a REIT. It must be emphasized that the opinion is based on various assumptions and factual representations relating to our organization and our prior and expected operations. In each case, these representations include representations about our predecessors. Hogan & Hartson L.L.P. will not review our compliance with these requirements on a continuing basis.

TAXATION OF TAXABLE DOMESTIC SHAREHOLDERS

     General. If we qualify as a REIT, distributions made to our taxable domestic shareholders with respect to their common shares, other than capital gain distributions, will be treated as ordinary income to the extent that the distributions come out of earnings and profits. These distributions will not be eligible for the dividends received deduction for shareholders that are corporations. In determining whether distributions are out of earnings and profits, we will allocate our earnings and profits first to preferred shares and second to the common shares. We cannot guarantee that we will have sufficient earnings and profits to cover distributions on the preferred shares.

     Distributions made by us that we properly designate as capital gain dividends will be taxable to taxable domestic shareholders as gain from the sale or exchange of a capital asset held for more than one year. This treatment applies only to the extent that the designated distributions do not exceed our actual net capital gain for the taxable year. It applies regardless of the period for which a domestic shareholder has held his or her common shares. Despite this general rule, corporate shareholders may be required to treat up to 20% of certain capital gain dividends as ordinary income.

     On November 10, 1997, the IRS issued IRS Notice 97-64, which provides generally that we may classify portions of our designated capital gains dividend as a 20% rate gain distribution, an unrecaptured Section 1250 gain distribution, or a 28% rate gain distribution. If no designation is made, the notice provides that the entire designated capital gain dividend will be treated as a 28% rate gain distribution. As the names suggest, a 20% rate gain distribution would be taxable to taxable domestic shareholders who are individuals, estates or trusts at a maximum rate of 20% and a 28% rate gain distribution would be taxable to taxable domestic shareholders who are individuals, estates or trusts at a maximum rate of 28%. An unrecaptured Section 1250 gain distribution would be taxable to taxable domestic shareholders who are individuals, estates or trusts at a maximum rate of 25%. On July 22, 1998, as part of the IRS Restructuring Act, the holding period requirement for the application of the 20% and 25% capital gain tax rates was reduced to 12 months from 18 months for sales of capital gain assets on or after January 1, 1998. This change effectively eliminated the 28% capital gain tax bracket. It is expected that the IRS will issue clarifying guidance, most likely applying the same principles set forth in Notice 97-64, regarding a REIT's designation of capital gain dividends in light of the new holding period requirements.

     If, for any taxable year, we elect to designate as capital gain dividends any portion of the dividends paid or made available for the year to holders of all classes of shares of beneficial interest, then the portion of the capital gains dividends that will be allocable to the holders of common shares will be the total capital gain dividends multiplied by a fraction. The numerator of the fraction will be the total dividends paid or made available to the holders of the common shares for the year. The denominator of the fraction will be the total dividends paid or made available to holders of all classes of shares of beneficial interest. To the extent we make distributions in excess of earnings and profits, these distributions will be treated first as a tax-free return of capital to the shareholder, reducing the tax basis

                                    PART I

of a shareholder's common shares by the amount of the distribution. Distributions in excess of the shareholder's tax basis will be treated as capital gains if the common shares are held as a capital asset. Shareholders may not include in their individual income tax returns any of our net operating losses or capital losses.

     In general, a shareholder will recognize gain or loss for federal income tax purposes on the sale or other disposition of common shares in an amount equal to the difference between:

          (a) the amount of cash and the fair market value of any property received in the sale or other disposition, and

          (b)  the shareholder's adjusted tax basis in the common shares.

The gain or loss will be capital gain or loss if the common shares were held as a capital asset. Generally, the capital gain or loss will be long-term capital gain or loss if the common shares were held for more than one year. The Taxpayer Relief Act of 1997 allows the IRS to issue regulations relating to the manner in which capital gain rates will apply to sales of capital assets by REIT's and to sales of interests in REIT's. The IRS has not issued these regulations. However, if the IRS does issue these regulations, they could affect the taxation of gain and loss realized on the disposition of common shares. Shareholders are urged to consult with their own tax advisors with respect to the rules contained in the Taxpayer Relief Act.

     In general, a loss recognized by a shareholder upon the sale of common shares that were held for six months or less, determined after applying certain holding period rules, will be treated as long-term capital loss to the extent that the shareholder received distributions that were treated as long-term capital gains. For shareholders who are individuals, trusts and estates, the long-term capital loss will be apportioned among the applicable long-term capital gain rates to the extent that distributions received by the shareholder were previously so treated.

     We may elect to require shareholders to include our undistributed net capital gains in their income. If we make this election, shareholders will include in their income as long-term capital gains their proportionate share of these gains. Shareholders will be treated as having paid their proportionate share of the tax paid by us on these gains. Accordingly, they will receive a credit or refund for the amount. Shareholders will increase the basis in their common shares by the difference between the amount of capital gain included in their income and the amount of the tax they are treated as having paid. Our earnings and profits will be adjusted appropriately.

TAXATION OF TAX-EXEMPT SHAREHOLDERS

     Most tax-exempt organizations are not subject to federal income tax except to the extent of their unrelated business taxable income, which is often referred to as UBIT. Unless a tax-exempt shareholder holds its common shares as debt financed property or uses the common shares in an unrelated trade or business, distributions to the shareholder should not constitute UBIT. Similarly, if a tax-exempt shareholder sells common shares, the income from the sale should not constitute UBIT unless the shareholder held the shares as debt financed property or used the shares in a trade or business.

     However, for tax-exempt shareholders that are social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts, and qualified group legal services plans, income from owning or selling common shares will constitute UBIT unless the organization is able to properly deduct amounts set aside or placed in reserve so as to offset the income generated by its investment in common shares. These shareholders should consult their own tax advisors concerning these set aside and reserve requirements which are set forth in the Internal Revenue Code.

     In addition, certain pension trusts that own more than 10% of a pension-held REIT must report a portion of the distributions that they receive from the REIT as UBIT. We have not been and do not expect to be treated as a pension-held REIT for purposes of this rule.

                                    PART I

TAXATION OF FOREIGN SHAREHOLDERS

     The following is a discussion of certain anticipated United States federal income tax consequences of the ownership and disposition of common shares applicable to a foreign shareholder. It is based on current law and is for general information only. A "foreign shareholder" is any person other than:

          (a)  a citizen or resident of the United States,

          (b) a corporation or partnership created or organized in the United States or under the laws of the United States or of any state thereof, or

          (c) an estate or trust whose income is includable in gross income for United States federal income tax purposes regardless of its source.

     Distributions by Us. Distributions by us to a foreign shareholder that are neither attributable to gain from sales or exchanges by us of United States real property interests nor designated by us as capital gains dividends will be treated as dividends of ordinary income to the extent that they are made out of our earnings and profits. These distributions ordinarily will be subject to withholding of United States federal income tax on a gross basis at a 30% rate, or a lower treaty rate, unless the dividends are treated as effectively connected with the conduct by the foreign shareholder of a United States trade or business. Please note that under certain treaties lower withholding rates generally applicable to dividends do not apply to dividends from REIT's. Dividends that are effectively connected with a United States trade or business will be subject to tax on a net basis at graduated rates, and are generally not subject to withholding. Certification and disclosure requirements must be satisfied before a dividend is exempt from withholding under this exemption. A foreign shareholder that is a corporation also may be subject to an additional branch profits tax at a 30% rate or a lower treaty rate.

     We expect to withhold United States income tax at the rate of 30% on any distributions made to a foreign shareholder unless:

          (a) a lower treaty rate applies and any required form or certification evidencing eligibility for that reduced rate is filed with us, or

          (b) the foreign shareholder files an IRS Form 4224 with us claiming that the distribution is effectively connected income.

     A distribution in excess of our current or accumulated earnings and profits will not be taxable to a foreign shareholder to the extent that the distribution does not exceed the adjusted basis of the shareholder's common shares. Instead, the distribution will reduce the adjusted basis of the common shares. To the extent that the distribution exceeds the adjusted basis of the common shares, it will give rise to gain from the sale or exchange of the shareholder's common shares. The tax treatment of this gain is described below.

     As a result of a legislative change made by the Small Business Job Protection Act of 1996, it appears that we will be required to withhold 10% of any distribution in excess of our earnings and profits. Consequently, although we intend to withhold at a rate of 30%, or a lower applicable treaty rate, on the entire amount of any distribution, to the extent that we do not do so, distributions will be subject to withholding at a rate of 10%. However, a foreign shareholder may seek a refund of the withheld amount from the IRS if it subsequently determined that the distribution was, in fact, in excess of our earnings and profits, and the amount withheld exceeded the foreign shareholder's United States tax liability with respect to the distribution.

                                    PART I

     Distributions to a foreign shareholder that we designate at the time of the distributions as capital gain dividends, other than those arising from the disposition of a United States real property interest, generally will not be subject to United States federal income taxation unless:

          (i) the investment in the common shares is effectively connected with the foreign shareholder's United States trade or business, in which case the foreign shareholder will be subject to the same treatment as domestic shareholders, except that a shareholder that is a foreign corporation may also be subject to the branch profits tax, as discussed above, or


          (ii) the foreign shareholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and has a "tax home" in the United States, in which case the nonresident alien individual will be subject to a 30% tax on the individual's capital gains.

     Under the Foreign Investment in Real Property Tax Act, which is known as FIRPTA, distributions to a foreign shareholder that are attributable to gain from sales or exchanges of United States real property interests will cause the foreign shareholder to be treated as recognizing the gain as income effectively connected with a United States trade or business. This rule applies whether or not a distribution is designated as a capital gain dividend. Accordingly, foreign shareholders generally would be taxed on these distributions at the same rates applicable to U.S. shareholders, subject to a special alternative minimum tax in the case of nonresident alien individuals. In addition, a foreign corporate shareholder might be subject to the branch profits tax discussed above. We are required to withhold 35% of these distributions. The withheld amount can be credited against the foreign shareholder's United States federal income tax liability.

     Although the law is not entirely clear on the matter, it appears that amounts we designate as undistributed capital gains in respect of the common shares held by U.S. shareholders would be treated with respect to foreign shareholders in the same manner as actual distributions of capital gain dividends. Under that approach, foreign shareholders would be able to offset as a credit against the United States federal income tax liability their proportionate share of the tax paid by us on these undistributed capital gains. In addition, foreign shareholders would be able to receive from the IRS a refund to the extent their proportionate share of the tax paid by us were to exceed their actual United States federal income tax liability.

     Sales of Common Shares. Gain recognized by a foreign shareholder upon the sale or exchange of common shares generally will not be subject to United States taxation unless the shares constitute a "United States real property interest" within the meaning of FIRPTA. The common shares will not constitute a United States real property interest so long as we are a domestically controlled REIT. A domestically controlled REIT is a REIT in which at all times during a specified testing period less than 50% in value of its stock is held directly or indirectly by foreign shareholders. We believe that we are a domestically controlled REIT. Therefore, we believe that the sale of common shares will not be subject to taxation under FIRPTA. However, because common shares and preferred shares are publicly traded, we cannot guarantee that we will continue to be a domestically controlled REIT. In any event, gain from the sale or exchange of common shares not otherwise subject to FIRPTA will be taxable to a foreign shareholder if either:

          (i) the investment in the common shares is effectively connected with the foreign shareholder's United States trade or business, in which case the foreign shareholder will be subject to the same treatment as domestic shareholders with respect to the gain, or

                                    PART I

          (ii) the foreign shareholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and has a tax home in the United States, in which case the nonresident alien individual will be subject to a 30% tax on the individual's capital gains.

     Even if we do not qualify as or cease to be a domestically controlled REIT, gain arising from the sale or exchange by a foreign shareholder of common shares still would not be subject to United States taxation under FIRPTA as a sale of a United States real property interest if:

          (i) the class or series of shares being sold is "regularly traded," as defined by applicable IRS regulations, on an established securities market such as the New York Stock Exchange, and

          (ii) the selling foreign shareholder owned 5% or less of the value of the outstanding class or series of shares being sold throughout the five-year period ending on the date of the sale or exchange.

     If gain on the sale or exchange of common shares were subject to taxation under FIRPTA, the foreign shareholder would be subject to regular United States income tax with respect to the gain in the same manner as a taxable U.S. shareholder, subject to any applicable alternative minimum tax, a special alternative minimum tax in the case of nonresident alien individuals and the possible application of the branch profits tax in the case of foreign corporations. The purchaser of the common shares would be required to withhold and remit to the IRS 10% of the purchase price.

OTHER TAX CONSIDERATIONS

     Clinton Administration Proposal. The Clinton Administration's fiscal year 2000 budget proposal was announced on February 1, 1999. One part of the proposed budget would amend the tax rules relating to the composition of a REIT's assets. Under current law, a REIT is precluded from owning more than 10% of the outstanding voting securities of any one issuer, other than a wholly owned subsidiary or another REIT. Under the Clinton administration proposal, a REIT would remain subject to the current restriction and would be precluded from owning more than 10% of the value of all classes of stock of any covered issuer.

     The Clinton proposal also contains an exception to both the 10% asset test described above and a second REIT asset test which precludes any one issuer's securities owned by a REIT to exceed 5% of the REIT's total assets. This exception would allow a REIT to have "qualified independent contractor subsidiaries," which could perform services for tenants and other customers that a REIT currently cannot perform, and "qualified business subsidiaries," which could undertake third-party management and development activities as well as other non-real estate related activities. Collectively, these two types of entities are called "taxable REIT subsidiaries." Under the proposal, no more than 15% of a REIT's total assets could consist of taxable REIT subsidiaries and no more than 5% of a REIT's total assets could consist of qualified independent contractor subsidiaries. In addition, a taxable REIT subsidiary would not be entitled to deduct any interest on debt funded directly or indirectly by the REIT. If the proposal is enacted, a REIT could combine and convert existing corporate subsidiaries into taxable REIT subsidiaries tax-free for a limited period of time. After the effective date of the proposal and any applicable transition period, the 10% vote or value test would apply to our corporate subsidiaries, other than wholly owned corporate subsidiaries, that do not convert into "taxable REIT subsidiaries." It is presently uncertain whether this proposal, or any other proposal regarding REIT subsidiaries, will be enacted.

     Our Management Company Subsidiaries. A portion of the cash to be used by our operating partnership to fund distributions to us is expected to come from payments of dividends on non-voting

                                    PART I

stock of management companies held by the Operating Partnership. The management companies pay federal and state income tax at the full applicable corporate rates. They will attempt to minimize the amount of these taxes, but we cannot guarantee whether or the extent to, which measures taken to minimize these taxes, will be successful. To the extent that the management companies are required to pay taxes, the cash available for distribution by us to shareholders will be reduced accordingly.

     State and Local Taxes. We and our shareholders may be subject to state or local taxation in various jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of us and our shareholders may not conform to the federal income tax consequences discussed above. Consequently, prospective shareholders should consult their own tax advisors regarding the effect of state and local tax laws on an investment in common shares.


ITEM 2.  THE PROPERTIES

     As of December 31, 1998, the Company controlled a portfolio of 654 multifamily Properties, of which six are under development, located in 35 states containing 187,002 apartment units, of which 2,107 units pertain to the development Properties. The average number of units per Property, not including the development Properties, was approximately 285. The units are typically contained in a series of two-story buildings. The Properties contain an aggregate of 166.1 million rentable square feet, with an average unit size of 898 square feet (not including the development Properties). The average rent per unit was $739 and the average rent per square foot was $0.82 (not including the development Properties).

     As of December 31, 1998, the Properties had an average occupancy rate of 95%. Tenant leases are generally year-to-year and require security deposits. The Properties typically provide residents with attractive amenities, which may include a clubhouse, swimming pool, laundry facilities and cable television access. Certain Properties offer additional amenities such as saunas, whirlpools, spas, sports courts and exercise rooms.

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

     The Company beneficially owns fee simple title to 647 of the Properties and holds a 99-year leasehold interest with respect to one Property (Mallgate). Direct fee simple title for certain of the Properties is owned by single-purpose nominee corporations or land trusts that engage in no business other than holding title to the Property for the benefit of the Company. Holding title in such a manner is expected to make it less costly to transfer such Property in the future in the event of a sale and should facilitate financing, since lenders often require title to a Property to be held in a single purpose entity in order to isolate that Property from potential liabilities of other Properties. Direct fee simple title for certain other Properties is owned by an LLC. In addition, with respect to two Properties, the Company owns the debt collateralized by such Properties and with respect to four Properties, the Company owns an interest in the debt collateralized by the Properties.

                                    PART I

     As of December 31, 1998, the Company had an investment in partnership interests and subordinated mortgages collateralized by 21 of the Additional Properties and an investment in six joint ventures consisting of six of the Additional Properties. The Additional Properties contain 5,193 units, located in six states.

     The following tables include only those Properties and Additional Properties owned by the Company or in which the Company had a direct equity or mortgage interest at December 31, 1998. As such, the properties currently under development by third parties (see discussion in Item 7) are not included in the following tables. In addition, the units for expansion properties are not included in the following tables until the expansion is complete.

     The following tables set forth certain information relating to the Properties, Properties under development and the Additional Properties:

ITEM 2. PROPERTIES
               PROPERTIES- CONTINUED



                                                                                                                      Occupancy
                                                                                                      Average           As of
                                                              Year(s)                Square        Square Footage      December
        Property                                            Constructed    Units     Footage          Per Unit         31, 1998
-----------------------------------------------------------------------------------------------------------------------------------
ALABAMA
Colony Woods, Birmingham (1)                               1991/1994       414       450,892          1,089               99.8%


Meadows on the Lake/Park, Birmingham (2 properties)        1986/1987       400       418,452          1,046               95.7%

Shoal Run, Birmingham                                        1986          276       249,300            903               96.0%

ARIZONA
Acacia Creek, Scottsdale                                   1988-1994       508       462,280            910               97.8%

Arboretum, Tucson (1)                                        1987          496       402,272            811               94.3%

Bay Club, Phoenix                                            1976          420       257,790            614               93.3%

Bayside at the Islands, Gilbert (1)                          1989          272       236,640            870               91.9%

Bear Canyon, Tucson                                          1996          238       231,640            973               94.5%

Camellero, Scottsdale (1)                                    1979          344       311,526            906               93.0%

Canyon Creek, Tucson                                         1986          242       169,946            702               97.5%

Canyon Sands, Phoenix                                        1983          412       353,592            858               91.8%

Chandler Court, Chandler                                     1987          311       263,338            847               95.2%

Copper Creek, Phoenix                                        1984          144       146,024          1,014               95.1%

Country Brook, Chandler (1)                                1986-1996       396       381,333            963               92.2%

Crown Court, Phoenix                                         1987          416       464,582          1,117               97.1%

Crystal Creek, Phoenix                                       1985          273       190,140            696               91.5%

Del Coronado, Mesa (1)                                       1985          419       394,062            940               96.6%

Desert Sands, Phoenix                                        1982          412       353,592            858               91.8%

Dos Caminos, Phoenix                                         1983          264       265,884          1,007               98.5%

Flying Sun, Phoenix                                          1983          108        93,708            868               94.4%

Fountain Creek, Phoenix                                      1984          186       144,374            776               93.0%

Gateway Villas, Scottsdale                                   1995          180       179,664            998               95.5%

Greenwood Village, Tempe (1)                                 1984          270       238,768            884               94.8%

Harrison Park, Tucson (1)                                    1985          360       322,356            895               95.5%

Heritage Point, Mesa                                         1986          148       114,436            773               91.1%

Indian Bend, Scottsdale                                      1973          275       226,444            823               88.0%

Ingleside, Phoenix                                           1995          120       118,664            989               96.7%

Isle at Arrowhead Ranch, Glendale                            1996          256       244,608            956               94.0%

La Mariposa, Mesa (1)                                        1986          222       206,052            928               97.3%

La Reserve Villas, Tucson (1)                                1988          240       216,008            900               95.0%

La Valencia, Mesa                                            1997          361       342,946            950               96.7%

Ladera, Phoenix                                              1995          248       243,312            981               97.6%

                                                                          December, 1998
                                                                           Avg. Monthly
                                                                          Rental Rate Per
                                                               ------------------------------------
        Property                                                    Unit              Square Foot
---------------------------------------------------------------------------------------------------
ALABAMA
Colony Woods, Birmingham (1)                                        $652              $0.60

Meadows on the Lake/Park, Birmingham (2 properties)                 $630              $0.60

Shoal Run, Birmingham                                               $572              $0.63

ARIZONA
Acacia Creek, Scottsdale                                            $773              $0.85

Arboretum, Tucson (1)                                               $589              $0.73

Bay Club, Phoenix                                                   $557              $0.91

Bayside at the Islands, Gilbert (1)                                 $743              $0.85

Bear Canyon, Tucson                                                 $742              $0.76

Camellero, Scottsdale (1)                                           $740              $0.82

Canyon Creek, Tucson                                                $503              $0.72

Canyon Sands, Phoenix                                               $584              $0.68

Chandler Court, Chandler                                            $651              $0.77

Copper Creek, Phoenix                                               $799              $0.79

Country Brook, Chandler (1)                                         $763              $0.79

Crown Court, Phoenix                                                $869              $0.78

Crystal Creek, Phoenix                                              $605              $0.87

Del Coronado, Mesa (1)                                              $673              $0.72

Desert Sands, Phoenix                                               $584              $0.68

Dos Caminos, Phoenix                                                $794              $0.79

Flying Sun, Phoenix                                                 $618              $0.71

Fountain Creek, Phoenix                                             $621              $0.80

Gateway Villas, Scottsdale                                          $830              $0.83

Greenwood Village, Tempe (1)                                        $696              $0.79

Harrison Park, Tucson (1)                                           $623              $0.70

Heritage Point, Mesa                                                $666              $0.86

Indian Bend, Scottsdale                                             $697              $0.85

Ingleside, Phoenix                                                  $885              $0.89

Isle at Arrowhead Ranch, Glendale                                   $817              $0.86

La Mariposa, Mesa (1)                                               $648              $0.70

La Reserve Villas, Tucson (1)                                       $651              $0.72

La Valencia, Mesa                                                   $675              $0.71

Ladera, Phoenix                                                     $871              $0.89

ITEM 2. PROPERTIES
               PROPERTIES - CONTINUED

                                                                                               Occupancy         December, 1998
                                                                               Average           As of           Avg. Monthly
                                         Year(s)               Square         Square Footage   December          Rental Rate Per
                                                                                                           ------------------------
        Property                       Constructed  Units      Footage        Per Unit         31, 1998     Unit      Square Foot
-----------------------------------------------------------------------------------------------------------------------------------
Legends at La Paloma, Tucson              1995       312       325,648        1,044           92.9%         $804         $0.77

Little Cottonwoods, Tempe (1)             1984       379       389,012        1,026           90.7%         $790         $0.77

Mirador, Phoenix                          1995       316       311,928          987           98.7%         $826         $0.84

Misson Palms, Tucson                      1980       360       372,918        1,036           93.1%         $681         $0.66

Morningside, Scottsdale (1)               1989       160       163,116        1,019           98.8%         $805         $0.79

Mountain Park, Phoenix (1)                1994       240       230,560          961           95.0%         $808         $0.84

Orange Grove Village, Tucson (1)          1986-1995  400       339,396          848           92.2%         $563         $0.66

Park Meadow, Gilbert (1)                  1986       224       197,264          881           90.6%         $702         $0.80

Preserve at Squaw Park, Phoenix (1)       1990       108        92,168          853           96.3%         $855         $1.00

Promontory Pointe I&II, Phoenix (1)       1984-1996  424       421,446          994           95.7%         $778         $0.78

Rancho Murietta, Tempe                    1983       292       253,016          866           94.5%         $733         $0.85

San Tropez, Phoenix                       1989       316       332,080        1,051           95.7%         $899         $0.86

Scottsdale Courtyards, Scottsdale (1)     1993       274       284,175        1,037           95.8%         $907         $0.87

Scottsdale Meadows, Scottsdale            1984       168       149,520          890           98.2%         $739         $0.83

Sedona Ridge, Phoenix                     1988       250       235,345          941           96.4%         $749         $0.80

Shadow Brook, Scottsdale (1)              1984       224       226,296        1,010           95.5%         $859         $0.85

Shores at Andersen Springs, Chandler (1)  1989       299       265,218          887           94.0%         $768         $0.87

Silver Creek, Phoenix (1)                 1986       174       134,820          775           91.3%         $629         $0.81

Skyline Gateway, Tucson                   1985       246       179,422          729           95.5%         $587         $0.80

Sonoran, Phoenix (1)                      1995       429       413,344          964           94.9%         $789         $0.82

Southbank, Mesa                           1985       113        99,448          880           92.0%         $584         $0.66

Southcreek, Mesa (1)                      1986-89    528       472,152          894           93.4%         $671         $0.75

Sun Creek, Glendale (1)                   1985       175       129,661          741           92.5%         $605         $0.82

Suntree Village, Tucson (1)               1986       424       345,761          815           92.9%         $537         $0.66

Superstition Vista, Mesa                  1987       316       300,510          951           91.1%         $666         $0.70

Sycamore Creek, Scottsdale (1)            1984       350       335,420          958           97.3%         $775         $0.81

The Enclave, Tempe (1)                    1994       204       194,142          952           96.5%         $866         $0.91

The Hawthorne, Phoenix                    1996       276       259,784          941           96.0%         $804         $0.85

The Heritage, Phoenix (1)                 1995       204       198,276          972           93.6%         $821         $0.84

The Meadows, Mesa                         1984       306       247,378          808           92.4%         $590         $0.73

The Palms, Phoenix (1)                    1990       132       135,460        1,026           98.5%         $959         $0.93

The Pointe ASM, Phoenix                   1988       364       309,548          850           90.9%         $677         $0.80

Towne Square, Chandler                    1987-1996  584       533,164          913           96.1%         $697         $0.76

ITEM 2. PROPERTIES
               PROPERTIES - CONTINUED


                                                                                      Occupancy                 December,
                                                                          Average        As of                 Avg. Monthly
                               Year(s)                  Square         Square Footage  December               Rental Rate Per
                                                                                                         -------------------------
      Property                 Constructed     Units    Footage          Per Unit      31, 1998           Unit        Square Foot
----------------------------------------------------------------------------------------------------------------------------------
Via Ventura, Scottsdale             1980           320        279,187            872         99.7%           $721         $0.83

Villa Encanto, Phoenix              1983           382        309,982            811         98.0%           $636         $0.78

Villa Madeira, Scottsdale           1971           332        291,280            877         90.3%           $736         $0.84

Villa Manana, Phoenix              1971-85         816        212,150            816         94.6%           $633         $0.78

Villa Serenas, Tucson (1)           1973           611        452,751            741         91.8%           $577         $0.78

Village at Lakewood, Phoenix (1)    1988           240        205,752            857         91.2%           $761         $0.89

Village at Tanque Verde, Tucson(1) 1984-1994       217        174,668            805         93.5%           $559         $0.69

Vista Grove, Mesa                  1997-1998       224        204,136            911         93.3%           $756         $0.83

Windemere, Mesa (1)                 1986           224        187,192            836         93.7%           $614         $0.73

ARKANSAS
Combined Little Rock Properties(3) 1974-1975     1,039        889,416            856         92.2%           $513         $0.60

CALIFORNIA
Bay Ridge, San Pedro                1987            60         46,836            781         98.2%         $1,264         $1.62

Bramblewood, San Jose               1986           108         86,624            802         92.6%         $1,217         $1.52

Briarwood, Sunnyvale (1)            1985           192        157,264            819         97.9%         $1,292         $1.58

Canyon Crest Views, Riverside      1982-1983       178        212,292          1,193         89.3%           $984         $0.83

Canyon Ridge, San Diego             1989           162        126,000            778         96.9%           $952         $1.22

Carmel Terrace, San Diego          1988-89         384        298,588            778         96.1%           $863         $1.11

Casa Capricorn & Casa
Camino Ruiz, San Diego
(2 properties)                     1976-1986       388        346,720            894         98.4%           $863         $0.97

Creekside, San Mateo (1)            1985           192        142,318            741         96.9%         $1,349         $1.82

Deerwood, Corona                    1992           316        338,345          1,071         92.7%           $899         $0.84

Deerwood, San Diego                 1990           316        333,079          1,054         94.9%         $1,072         $1.02

Eagle Canyon, Chino Hills           1985           252        252,493          1,002         93.7%         $1,021         $1.02

Emerald Place, Bermuda Dunes        1988           240        214,072            892         99.2%           $649         $0.73

Esprit Del Sol, Solana Beach        1986           146        135,416            928         91.1%         $1,063         $1.15

Geary Courtyard, San Francisco (1)  1990           164         85,675            522         83.0%         $1,467         $2.81

Greenhaven, Union City (1)          1983           250        193,764            775         95.2%           $977         $1.26

Harborview, San Pedro (1)           1985           160        171,800          1,074         98.2%         $1,264         $1.18

Hathaway, Long Beach                1987           385        266,805            693         96.4%           $937         $1.35

La Mirage, San Diego               1988-1992     1,070        972,689            909         96.9%         $1,151         $1.27

Lakeville Resort, Petaluma (1)      1984           492        461,798            939         97.0%           $864         $0.92

Lands End, Pacifica                 1974           260        161,121            620         97.3%         $1,174         $1.89

Larkspur Woods, Sacramento (1)     1989/1993       232        253,134          1,091         96.1%         $1,025         $0.94

ITEM 2. PROPERTIES
              PROPERTIES - CONTINUED

                                                                                       Occupancy              December, 1998
                                                                           Average       As of                 Avg. Monthly
                                        Year(s)                Square   Square Footage  December              Rental Rate Per
                                                                                                         --------------------------
         Property                      Constructed     Units   Footage     Per Unit     31, 1998          Unit        Square Foot
------------------------------------------------------------------------------------------------------------------------------------
Lincoln Green I & II, Sunnyvale (1)      1979          174      131,900      758        98.3%             $1,304      $1.72

Lincoln Village I & II, Larkspur         1980          342      293,597      858        95.9%             $1,359      $1.58

Marquessa, Corona                        1992          336      299,744      892        99.4%             $  805      $0.90

Merrimac Woods, Costa Mesa               1970          123       88,160      717        95.1%             $  854      $1.19

Mountain Terrace, Stevenson Ranch        1992          510      425,612      835        92.0%             $  952      $1.14

Northridge, Pleasant Hill                1974          221      236,060    1,068        95.9%             $1,075      $1.01

Oak Park North & South, Agoura (1)
(2 properties)                        1989-1990        444      368,600      830        96.2%             $1,100      $1.33

Park West, Los Angeles                   1990          444      315,588      711        97.1%             $1,061      $1.49

Parkside, Union City                     1979          208      143,120      688        96.6%             $1,001      $1.45

Parkview Terrace, Redlands (1)           1986          558      446,856      801        95.0%             $  724      $0.90

Portofino, Chino Hills                   1989          176      153,708      873        96.6%             $  937      $1.07

Promenade Terrace, Corona Hills (1)      1990          330      360,838    1,093        96.4%             $  918      $0.84

Redlands Lawn and Tennis Club,
Redlands (1)                             1986          496      394,560      795        95.2%             $  697      $0.88

Regency Palms, Huntington Beach          1969          310      261,634      844        98.7%             $  890      $1.05

Ridgewood Village, San Diego             1997          192      163,336      851        97.9%             $  972      $1.14

Sierra Canyon, Canyon Cnty               1987          232      239,568    1,033        90.9%             $  830      $0.80

Skylark, Union City (1)                  1986          174      140,537      808        97.7%             $1,016      $1.26

Smoketree Polo Club, Indio (1)         1987-89         288      238,560      828        98.3%             $  528      $0.64

Sonterra at Foothill Ranch,
Foothill Ranch (1)                       1997          300      278,560      929        97.5%             $1,014      $1.09

Southwood, Palo Alto                     1985           99       80,084      809        98.0%             $1,714      $2.12

Summer Ridge, Riverside                  1985          136       104,832     771        97.8%             $  732      $0.95

Summerset Village, Chatsworth            1985          280       286,752   1,024        96.1%             $1,180      $1.15

Summerwood, Hayward                      1982          162       123,066     760        96.9%             $  878      $1.16

The Ashton, Corona (1)                   1986          492       418,284     850        98.3%             $  737      $0.87

Villa Solana, Laguna Hills               1984          272       245,104     901        97.1%             $  984      $1.09

Vista Del Lago, Mission Viejo (1)       1986-88        608       512,200     842        96.5%             $  974      $1.16

Whispering  Oaks F.K.A. Creekside Oaks,
 Walnut Creek  (1)                       1974          316       237,952     753        97.2%             $  938      $1.25

Windridge, Laguna Niguel (1)             1989          344       375,312   1,091        97.7%             $1,122      $1.03

Wood Creek, Pleasant Hill                1987          256       257,632   1,006        95.3%             $1,342      $1.33

Woodleaf, Campbell (1)                   1984          178       130,400     733        97.2%             $1,201      $1.64

COLORADO
Brookside, Boulder                       1993          144       121,744     845        90.3%             $  914      $1.08

Cheyenne Crest, Colorado Springs         1984          208       175,424     843        97.6%             $  672      $0.80

ITEM 2. PROPERTIES
               PROPERTIES - CONTINUED

                                                                                                  Occupancy        December, 1998
                                                                                    Average         As of           Avg. Monthly
                                               Year(s)                  Square   Square Footage    December        Rental Rate Per
                                                                                                                 -------------------
       Property                              Constructed     Units     Footage      Per Unit       31, 1998      Unit    Square Foot
------------------------------------------------------------------------------------------------------------------------------------
Cierra Crest, Denver (1)                          1996       480        439,498       916          94.2%          $  905       $0.99

Cimmaron Ridge, Denver                            1984       296        229,048       774          98.0%          $  607       $0.78

Colinas Pointe, Denver                            1986       272        213,984       787          96.7%          $  655       $0.83

Crescent at Cherry Creek, Denver (1)              1994       216        189,191       876          90.2%          $  851       $0.97

Dartmouth Woods, Lakewood (1)                     1990       201        165,777       825          92.0%          $  745       $0.90

Glenridge, Colorado Springs (1)                   1985       220        176,792       804          94.5%          $  675       $0.84

Highland Pointe, Denver                           1984       318        237,886       748          94.7%          $  608       $0.81

Highline Oaks, Denver (1)                         1986       220        170,756       776          94.1%          $  703       $0.91

Indian Tree, Arvada                               1983       168        140,000       833          93.4%          $  698       $0.84

Ironwood at the Ranch, Denver (1)                 1986       226        184,081       815          92.4%          $  752       $0.92

Parkwood East, Fort Collins                       1986       259        215,064       830          93.1%          $  697       $0.84

Sterling Point, Denver                            1979       143        130,120       910          97.2%          $  752       $0.83

Summer Chase, Aurora                              1983       384        302,944       789          97.4%          $  649       $0.82

The Marks, Denver (1)                             1987-1996  616        520,712       845          93.8%          $  761       $0.90

The Registry, Denver                              1987       208        156,558       753          97.1%          $  700       $0.93

Timberwood, Aurora                                1983       336        268,256       798          97.3%          $  597       $0.75

Trails, Aurora                                    1986       351        286,964       818          94.9%          $  642       $0.79

Turf Club, Littleton                              1986       324        256,224       791          96.0%          $  691       $0.87

Village at Bear Creek, Denver  (1)                1987-1996  472        464,558       984          94.9%          $  876       $0.89

Warwick Station, Denver (1)                       1986       332        250,432       754          93.7%          $  719       $0.95

Willowick, Aurora                                 1980       100         73,400       734          90.0%          $  621       $0.85

Windmill, Colorado Springs                        1985       304        180,640       594          97.0%          $  536       $0.90

Woodridge I, II & III, Aurora (3 properties)      1980-82    584        444,224       761          94.8%          $  563       $0.74

Yuma Court, Colorado Springs                      1985        40         37,400       935          97.4%          $  649       $0.69

CONNECTICUT
The Classic, Stamford                             1990       144        165,727     1,151          96.5%          $2,152       $1.87

Fairfield, Stamford                               1996       263        223,947       852          98.1%          $1,411       $1.66

Rivers Edge, Waterbury                            1974       156        134,898       865          89.7%          $  808       $0.93

FLORIDA
Audubon Village, Tampa                            1990       447        378,871       848          99.1%          $  696       $0.82

Augustine Club, Tallahassee                       1988       222        199,700       900          88.2%          $  631       $0.70

Auvers Village, Orlando                           1991       480        490,244     1,021          96.9%          $  737       $0.72

Banyan Lake, Boynton Beach                        1986       288        264,636       919          97.6%          $  718       $0.78

Beach Club, Fort Myers                            1990       320        278,988       872          93.4%          $  634       $0.73

ITEM 2. PROPERTIES
               PROPERTIES - CONTINUED

                                                                                                Occupancy       December, 1998
                                                                              Average             As of           Avg. Monthly
                                      Year(s)                    Square    Square Footage        December        Rental Rate Per
                                                                                                              ----------------------
         Property                   Constructed       Units      Footage       Per Unit          31, 1998      Unit      Square Foot
------------------------------------------------------------------------------------------------------------------------------------
Beneva Place, Sarasota (1)              1986          192        174,911         911              98.4%        $689      $0.76

Bermuda Cove, Jacksonville              1989          350        319,338         912              98.0%        $686      $0.75

Bishop Park, Winter Park                1991          324        292,440         903              95.4%        $687      $0.76

Heron Pointe, Boynton Beach             1989          192        195,840       1,020              94.3%        $728      $0.71

Brierwood, Jacksonville                 1974          196        263,052       1,342              95.4%        $661      $0.49

Casa Cordoba, Tallahassee               1972-73       168        164,336         978              95.8%        $575      $0.59

Casa Cortez, Tallahassee                1970           66         74,916       1,135              97.0%        $627      $0.55

Chaparral, Largo                        1976          444        451,420       1,017              90.7%        $616      $0.61

Chicksaw Crossing, Orlando (1)          1986          292        248,280         850              90.7%        $611      $0.72

Claire Pointe, Jacksonville             1986          256        258,560       1,010              93.3%        $737      $0.73

Coconut Palm Club, Coconut Creek        1992          300        385,372       1,285              96.3%        $822      $0.64

Colony Place, Fort Myers                1991          300        336,576       1,122              93.6%        $774      $0.69

Combined Ft. Lauderdale Properties (4)  1988-1991     737        528,591         717              94.7%        $893      $1.25

Conway Station, Orlando                 1987          242        190,438         787              90.5%        $639      $0.81

Copper Terrace, Orlando                 1989          300        270,568         902              94.6%        $710      $0.79

Country Club Place, Pembroke Pines      1987          152        167,200       1,100              94.7%        $863      $0.78

Crosswinds, St. Petersburg              1986          208        154,224         741              95.2%        $585      $0.79

Cypress Cove, Melbourne                 1990          326        334,680       1,027              95.1%        $710      $0.69

Deerbrook, Jacksonville                 1983          144        186,188       1,293              90.9%        $752      $0.58

Emerald Bay, Winter Park                1972          432        394,837         914              85.0%        $610      $0.67

Essex Place, Tampa                      1989          148        123,456         834              95.9%        $686      $0.82

Falls, Tampa                            1985          240        158,016         658              95.4%        $549      $0.83

Forest Place, Tampa (1)                 1985          244        198,525         814              97.9%        $566      $0.70

Gatehouse at Pine Lake, Plantation      1990          296        293,792         993              93.9%        $868      $0.87

Gatehouse on the Green, Pembroke Pines  1990          312        310,140         994              97.7%        $911      $0.92

Habitat, Orlando                        1974          344        334,352         972              91.5%        $614      $0.63

Hammock's Place, Miami (1)              1986          296        307,900       1,040              94.9%        $754      $0.72

Heron Cove, Coral Springs               1987          198        189,932         959              94.9%        $773      $0.81

Heron Landing, Lauderhill               1988          144        151,684       1,053              97.2%        $788      $0.75

Heron Run, Plantation                   1987          198        185,504         937              94.4%        $808      $0.86

Hidden Palms, Tampa (1)                 1986          256        201,518         787              94.5%        $578      $0.73

Horizon Place, Tampa (1)                1985          304        255,596         841              96.4%        $601      $0.71

ITEM 2. PROPERTIES
              PROPERTIES - CONTINUED

                                                                                                 Occupancy      December, 1998
                                                                                    Average        As of         Avg. Monthly
                                               Year(s)                  Square   Square Footage  December       Rental Rate Per
                                                                                                             -----------------------
        Property                             Constructed     Units     Footage      Per Unit     31, 1998    Unit        Square Foot
------------------------------------------------------------------------------------------------------------------------------------
Indigo Plantation, Daytona Beach                1989          304      268,128        882          92.4%      $612         $0.69

La Costa Brava, Jacksonville (2)               1970-73        464      441,268        951          94.0%      $562         $0.59

La Costa Brava, Orlando                         1967          194      190,780        983          94.1%      $655         $0.67

Lakeridge at Moors, Miami                       1991          175      169,725        970          92.0%      $850         $0.88

Lexington Park, Orlando                         1988          252      201,236        799          97.2%      $630         $0.79

Lofton Place, Tampa                             1988          280      267,725        956          95.0%      $717         $0.75

Madison at Coral Square, Coral Springs          1989          384      429,960      1,120          95.3%      $880         $0.79

Marbrisa, Tampa                                 1984          224      188,544        842          96.0%      $610         $0.72

Mariner Club, Pembroke Pines (1)                1988          304      282,696        930          98.0%      $837         $0.90

Mariners Wharf, Orange Park                     1989          272      305,392      1,123          93.0%      $784         $0.70

Mission Bay, Orlando                            1991          304      330,368      1,087          90.4%      $805         $0.74

Northlake, Jacksonville                         1989          240      193,832        808          96.7%      $614         $0.76

Oaks of Lakebridge, Ormond Beach                1984          170      120,792        711          94.1%      $611         $0.86

Ocean Walk, Key West (1)                        1990          296      208,256        704         100.0%      $959         $1.36

Paradise Point, Dania                          1987-90        320      286,740        896          87.1%      $846         $0.94

Pine Harbour, Orlando                           1991          366      344,204        940          93.8%      $715         $0.76

Pines of Springdale, W. Palm Beach              1986          151      126,975        841          98.7%      $650         $0.77

Plantations at Killearn, Tallahassee (1)        1990          184      156,920        853          95.6%      $616         $0.72

Polos East, Orlando                             1991          308      270,000        877          95.1%      $706         $0.81

Polos, Fort Myers                               1991          328      301,120        918          96.3%      $671         $0.73

Princeton Square, Jacksonville                  1984          288      212,640        738          95.1%      $566         $0.77

Promenade, St. Petersburg                       1994          334      323,688        969          93.1%      $817         $0.84

Reserve at Ashley Lake, Boynton Beach (1)       1990          440      432,756        984          95.2%      $703         $0.71

River Bend, Tampa                               1971          296      333,580      1,127          94.9%      $584         $0.52

Royal Oaks, Jacksonville                        1991          284      233,700        823          92.2%      $641         $0.78

Sabal Palm, Pompano Beach                       1989          416      384,032        923          91.5%      $783         $0.85

Sabal Palm at Carrollwood Place, Tampa          1995          432      419,040        970          97.7%      $731         $0.75

Sabal Palm at Boot Ranch, Palm Harbor (1)       1996          432      437,303      1,012          95.1%      $793         $0.78

Sabal Pointe, Coral Springs                     1995          275      355,575      1,293          95.3%      $911         $0.70

Sawgrass Cove, Bradenton                        1991          336      342,880      1,020          95.4%      $693         $0.68

Silver Springs, Jacksonville                    1985          432      361,372        837          98.1%      $568         $0.68

Spicewood Springs, Jacksonville                 1986          512      388,800        759          93.9%      $560         $0.74

Springs Colony, Altamonte Springs (1)           1986          188      161,168        857          92.6%      $625         $0.73

ITEM 2. PROPERTIES
                 PROPERTIES - CONTINUED

                                                                                                Occupancy      December, 1998
                                                                                  Average         As of         Avg. Monthly
                                               Year(s)                 Square  Square Footage   December       Rental Rate Per
                                                                                                           ------------------------
        Property                             Constructed    Units      Footage    Per Unit      31, 1998    Unit      Square Foot
-----------------------------------------------------------------------------------------------------------------------------------
Summit Chase, Coral Springs                     1985         140       134,586       961          95.0%   $  732         $0.76

Timberwalk, Jacksonville                        1987         284       240,304       846          96.1%   $  648         $0.77

Tivoli Lakes, Deerfield Beach                   1991         278       247,336       890          94.2%   $  772         $0.87

Valencia Plantation, Orlando                    1990         194       213,448     1,100          96.4%   $  742         $0.67

Vinings at Lake Buena Vista, Orlando (1)        1988         400       370,849       927          97.7%   $  688         $0.74

Vinings at Lenox Place, Orlando                 1998         456       496,604     1,089          81.1%   $  892         $0.82

Vinings Club at Metrowest, Orlando              1997         411       510,263     1,242          93.6%   $1,015         $0.82

Viridian Lake, Fort Myers                       1991         320       276,064       863          91.9%   $  692         $0.80

Waterford , Jacksonville                        1988         432       460,312     1,066          96.3%   $  706         $0.66

Waterford at Deerwood, Jacksonville (1)         1985         248       246,820       995          94.7%   $  626         $0.63

Waterford at Orange Park, Orange Park (1)       1986         280       236,596       845          94.6%   $  601         $0.71

Waterford at Regency, Jacksonville (1)          1985         159       134,253       844          96.8%   $  548         $0.65

Waterford Village, Delray Beach                 1989         236       222,109       941          98.3%   $  816         $0.87

Welleby Lake Club, Sunrise                      1991         304       290,972       957          96.0%   $  794         $0.83

Westwood Pines, Tamarac                         1991         208       204,460       983          92.8%   $  861         $0.88

Wood Forest, Daytona Beach (1)                  1985         144       118,392       822          93.1%   $  574         $0.70

Woodlake at Killearn, Tallahassee              1986-90       352       305,480       868          90.6%   $  608         $0.70

GEORGIA
Belmont Crossing, Riverdale                     1988         316       323,230     1,023          94.3%   $  675         $0.66

Belmont Landing, Riverdale                      1988         424       386,530       912          92.9%   $  650         $0.71

Champions Park, Norcross                        1987         252       203,391       807          97.6%   $  692         $0.86

Chatelaine Park, Duluth                         1995         303       334,845     1,105          95.3%   $  857         $0.78

Defoor Village, Atlanta                         1997         156       149,983       961          94.9%   $  974         $1.01

Frey, Atlanta (1)                               1985         489       453,760       928          97.0%   $  679         $0.73

Garden Lake, Riverdale                          1991         278       274,256       987          96.0%   $  671         $0.68

Governor's Place, Augusta                       1972         190       191,580     1,008          94.1%   $  451         $0.45

Governor's Point, Roswell (1)                 1982/1986      468       587,176     1,255          94.0%   $  813         $0.65

Greengate, Marietta                             1971         152       157,808     1,038          98.7%   $  661         $0.64

Greystone, Atlanta                              1960         150       152,600     1,017          97.3%   $  697         $0.69

Gwinnett Crossing, Duluth                      1989/90       574       501,384       873          94.1%   $  651         $0.75

Harvest Grove, Conyers                          1986         376       350,432       932          94.9%   $  623         $0.67

Highland Grove, Stone Mountain                  1988         268       243,360       908          95.8%   $  666         $0.73

Holcomb Bridge, Atlanta (1)                     1985         437       419,150       959          95.9%   $  726         $0.76

ITEM 2. PROPERTIES
               PROPERTIES - CONTINUED

                                                                                                 Occupancy       December, 1998
                                                                                    Average        As of           Avg. Monthly
                                            Year(s)                    Square    Square Footage   December       Rental Rate Per
                                                                                                              ---------------------
        Property                          Constructed       Units     Footage       Per Unit      31, 1998    Unit      Square Foot
-----------------------------------------------------------------------------------------------------------------------------------
Ivy Place, Atlanta                           1978            122      180,830        1,482        98.1%     $  953        $0.64

Lakes at Vinings, Atlanta  (1)             1972/1975         464      443,178          955        94.4%     $  782        $0.82

Lexington Glen, Atlanta                      1990            480      525,504        1,095        94.8%     $  887        $0.81

Lexington Village, Alpharetta (1)            1995            352      379,046        1,077        95.4%     $  846        $0.79

Longwood, Decatur                            1992            268      216,970          810        98.9%     $  762        $0.94

Madison at River Sound , Lawrenceville       1996            586      634,999        1,084        95.0%     $  823        $0.76

Martins Landing, Atlanta  (1)                1972            300      423,930        1,413        96.0%     $  876        $0.62

Maxwell House, Augusta                       1951            216       97,173          450        94.0%     $  382        $0.85

North Hill, Atlanta (1)                      1984            420      481,150        1,146        94.7%     $  778        $0.68

Paces Station Combined, Atlanta (8)        1984-1989         610      592,936          972        97.2%     $  784        $0.81

Park Knoll, Marietta                         1983            484      587,250        1,213        93.8%     $  851        $0.70

Plantation Ridge, Atlanta                    1975            454      513,068        1,130        95.6%     $  692        $0.61

Preston Lake, Tucker                        1984-86          320      338,130        1,057        96.2%     $  693        $0.66

Roswell, Atlanta (1)                         1985            236      225,598          956        94.0%     $  750        $0.78

Shadow Lake, Doraville                       1989            228      232,120        1,018        95.6%     $  683        $0.67

Sweetwater Glen, Lawrenceville               1986            200      160,400          802        96.0%     $  639        $0.80

The Arboretum, Atlanta                       1970            312      301,139          965        98.2%     $  866        $0.90

The Clarion, Decatur                         1990            217      211,582          975        94.9%     $  792        $0.81

Trowbridge, Atlanta                          1980            210      246,000        1,171        97.0%     $  770        $0.66

Willow Trail, Norcross                       1985            224      195,216          872        94.6%     $  627        $0.72

Windridge, Dunwoody                          1982            272      229,930          845        95.2%     $  650        $0.77

Woodland Hills, Decatur                      1985            228      266,304        1,168        97.8%     $  835        $0.71

Wynbrook, Atlanta                          1972/1976         318      322,828        1,015        95.0%     $  663        $0.65

IDAHO
The Seasons, Boise                           1990            120      108,460          904        96.6%     $  631        $0.70

ILLINOIS
Bourbon Square, Palatine (1)                1984-87          612      875,160        1,430        90.0%     $1,091        $0.76

Chantecleer Lakes, Naperville (1)            1986            304      280,536          923        97.1%     $  918        $0.99

Four Lakes III-V, Lisle (1)                1968-1988       1,420    1,108,453          781        95.0%     $  806        $1.03

Glengarry Club, Bloomingdale (1) (7)         1989            250      215,098          860        97.2%     $  887        $1.03

Glenlake Club, Glendale Heights (1)          1988            336      268,560          799        99.4%     $  842        $1.05

McDowell Place, Naperville (1)               1988            400      396,320          991        95.5%     $  899        $0.91

INDIANA
Idlewood, Indianapolis (1)                   1991            320      262,355          820        98.1%     $  605        $0.74

ITEM 2. PROPERTIES
               PROPERTIES - CONTINUED

                                                                                                               Average
                                                                      Year(s)                  Square      Square Footage

        Property                                                    Constructed     Units      Footage         Per Unit
--------------------------------------------------------------------------------------------------------------------------
IOWA
3000 Grand, Des Moines                                                 1970          186       199,530          1,073

Regency Woods, West Des Moines (1)                                     1986          200       165,880            829

KANSAS
Cedar Crest, Overland Park (1)                                         1986          466       430,034            923

Concorde Bridge, Overland Park                                         1973          248       403,808          1,628

Essex Place, Overland Park                                            1970-84        352       429,048          1,219

Rosehill Pointe, Lenexa (1)                                            1984          498       459,318            922

Silverwood, Mission (1)                                                1986          280       234,876            839

Sunnyoak Village, Overland Park (1)                                    1984          548       492,700            899

KENTUCKY
Breckinridge Court, Lexington (1)                                    1986-1987       382       276,010            723

Cloisters on the Green, Lexington                                      1974          228       196,560            862

Doral, Louisville                                                      1972          228       293,106          1,286

Mallgate, Louisville                                                   1969          540       535,444            992

Patchen Oaks, Lexington                                                1990          192       161,760            843

River Oak, Louisville                                                  1989          268       200,056            746

Sonnet Cove I-II, Lexington (2 properties)                           1972-1974       331       346,675          1,047

MAINE
Coach Lantern, Scarborough                                           1971/1981        90        97,700          1,086

Foxcroft, Scarborough                                                1977/1979       104        98,800            950

Junipers of Yarmouth, Yarmouth                                         1970          225       188,000            836

Tamarlane, Portland                                                    1986          115       101,801            885

Yarmouth Woods, Yarmouth                                             1972/1978       138       137,800            999

MARYLAND
Brookside II (MD), Frederick                                           1979          204       183,920            902

Canterbury, Germantown (1)                                             1986          544       481,083            884

Clary's Crossing, Columbia                                             1984          198       185,718            938

Georgian Woods I, Wheaton                                              1967           97       111,385          1,148
Georgian Woods II, Wheaton (1)                                         1968          371       305,693            824
Georgian Woods III, Wheaton                                            1968          102        89,500            877

Greenwich Woods & Hollyview, Silver Springs (6) (2 properties)       1965-1967       606       546,518            902

Marymont, Laurel                                                      1987-88        308       251,264            816

Northhampton I & II, Largo (1) (2 properties)                        1977-1988       620       564,399            910

Oak Mill II, Germantown (1)                                            1985          192       165,611            863

Overlook Manor I, II & III, Frederick (9) (3 properties)          1980/1985/1986     354       324,420            916

                                                                  Occupancy                 December, 1998
                                                                    As of                    Avg. Monthly
                                                                   December                 Rental Rate Per
                                                                                 -------------------------------------
        Property                                                   31, 1998           Unit            Square Foot
----------------------------------------------------------------------------------------------------------------------
IOWA
3000 Grand, Des Moines                                               95.1%              $  834              $0.78

Regency Woods, West Des Moines (1)                                  100.0%              $  589              $0.71

KANSAS
Cedar Crest, Overland Park (1)                                       96.6%              $  650              $0.70

Concorde Bridge, Overland Park                                       92.3%              $  838              $0.51

Essex Place, Overland Park                                           95.2%              $  806              $0.66

Rosehill Pointe, Lenexa (1)                                          95.6%              $  627              $0.68

Silverwood, Mission (1)                                              96.4%              $  649              $0.77

Sunnyoak Village, Overland Park (1)                                  96.1%              $  623              $0.69

KENTUCKY
Breckinridge Court, Lexington (1)                                    92.7%              $  516              $0.71

Cloisters on the Green, Lexington                                    89.9%              $  575              $0.67

Doral, Louisville                                                    92.5%              $  627              $0.49

Mallgate, Louisville                                                 93.7%              $  564              $0.57

Patchen Oaks, Lexington                                              93.7%              $  579              $0.69

River Oak, Louisville                                                95.1%              $  574              $0.77

Sonnet Cove I-II, Lexington (2 properties)                           93.4%              $  620              $0.59

MAINE
Coach Lantern, Scarborough                                           92.2%              $  763              $0.70

Foxcroft, Scarborough                                                96.2%              $  714              $0.75

Junipers of Yarmouth, Yarmouth                                       98.7%              $  697              $0.83

Tamarlane, Portland                                                  95.7%              $  772              $0.87

Yarmouth Woods, Yarmouth                                             93.5%              $  682              $0.68

MARYLAND
Brookside II (MD), Frederick                                         95.6%              $  614              $0.68

Canterbury, Germantown (1)                                           95.8%              $  747              $0.84

Clary's Crossing, Columbia                                           90.9%              $  862              $0.92

Georgian Woods I, Wheaton                                            95.9%              $1,024              $0.89
Georgian Woods II, Wheaton (1)                                       95.1%              $  781              $0.95
Georgian Woods III, Wheaton                                          91.2%              $  807              $0.92

Greenwich Woods & Hollyview, Silver Springs (6) (2 properties)       95.5%              $  826              $0.92

Marymont, Laurel                                                     94.1%              $  785              $0.96

Northhampton I & II, Largo (1) (2 properties)                        97.9%              $  814              $0.89

Oak Mill II, Germantown (1)                                          96.4%              $  752              $0.87

Overlook Manor I, II & III, Frederick (9) (3 properties)             97.2%              $  644              $0.70

ITEM 2. PROPERTIES
               PROPERTIES - CONTINUED

                                                                                      Average    Occupancy       December, 1998
                                                                                       Square    As of           Avg. Monthly
                                                      Year(s)              Square      Footage   December       Rental Rate Per
                                                                                                           -------------------------
         Property                                  Constructed   Units    Footage    Per Unit   31, 1998    Unit        Square Foot
------------------------------------------------------------------------------------------------------------------------------------
Scarborough Square, Rockville (1)                   1967          121      154,624    1,278       100.0%     $1,145      $0.90

Town Centre III & IV, Laurel (1) (2 properties)     1968-1969     562      553,083      984        94.5%     $  724      $0.74

Yorktowne at Olde Mill, Millersville                1974          216      195,100      903        94.4%     $  698      $0.77

MASSACHUSETTS
Arboretum, Canton                                   1989          156      139,944      897        98.7%     $1,059      $1.18

Crystal Village, Attleboro                          1974           91       92,880    1,021        89.0%     $  957      $0.94

Emerson Place Combined, Boston                      1962          462      445,830      965        98.5%     $1,485      $1.54

Hall Place, Quincy                                  1988           90       77,490      861       100.0%     $1,098      $1.28

Lincoln Heights, Quincy (1)                         1991          336      266,590      793        98.2%     $1,194      $1.50

Mill Village, Randolph                              1971-77       310      237,755      767        95.1%     $  848      $1.11

Tyrone Gardens, Randolph                            1961/1965     165      122,717      744        97.6%     $  817      $1.10

MICHIGAN
Arbor Glen, Pittsfield Township                     1990          220      195,996      891        96.3%     $  711      $0.80

Burwick Farms, Howell                               1991          264      274,540    1,040        95.4%     $  817      $0.79

Country Ridge, Farmington Hills                     1986          252      278,060    1,103        97.6%     $  841      $0.76

Hidden Valley, Ann Arbor                            1973          324      237,348      733        97.5%     $  723      $0.99

Lake in the Woods, Ypsilanti                        1969        1,028      971,873      945        95.2%     $  747      $0.79

Parkcrest, Southfield (1)                           1987          210      252,980    1,205        95.7%     $  831      $0.69

Pines of Cloverlane, Pittsfield Township            1975-79       582      471,966      811        92.6%     $  645      $0.80

Townhomes of Meadowbrook, Auburn Hills (1)          1988          230      254,775    1,108        97.8%     $  747      $0.67

Walden Wood, Southfield (1)                         1972          210      295,080    1,405       100.0%     $  908      $0.65

Woodcrest Villa, Westland                           1970          458      425,200      928        96.3%     $  624      $0.67

Woodland Meadows, Ann Arbor                         1987-1989     306      392,930    1,284        94.8%     $1,089      $0.85

MINNESOTA
740 River Drive, St. Paul (1)                       1962          162      190,388    1,175        96.9%     $1,218      $1.04

Cityscape, South Louis Park                         1990          156      162,304    1,040        96.2%     $  985      $0.95

Coachman Trails, Plymouth (1)                       1987          154      167,140    1,085        97.4%     $  908      $0.84

Fernbrook Townhomes, Plymouth (1)                   1993           72       86,400    1,200        94.4%     $  986      $0.82

Fountain Place I, Eden Prairie (1)                  1989          332      382,170    1,151        97.3%     $  856      $0.74

Fountain Place II, Eden Prairie (1)                 1989          158      162,598    1,029        96.8%     $  847      $0.82

The Gates at Carlson, Minnetonka (1) (7)            1989          435      396,300      911        97.0%     $  888      $0.97

Park Place I & II, Plymouth (1)                     1986          500      569,768    1,140        98.6%     $  829      $0.73

Royal Oak, Eagan (1)                                1989          231      209,384      906        98.3%     $  812      $0.90

Summer Creek, Plymouth (1)                          1985           72       68,616      953        94.4%     $  986      $1.03

ITEM 2. PROPERTIES
              PROPERTIES - CONTINUED

                                                                                                   Occupancy
                                                                                    Average          As of
                                                Year(s)                Square    Square Footage    December

        Property                              Constructed    Units    Footage       Per Unit       31, 1998
----------------------------------------------------------------------------------------------------------------
Trailway Pond I, Burnsville (1)                  1988         75       70,283         937            94.6%

Trailway Pond II, Burnsville (1)                 1988         165     155,395         942            93.3%

Valley Creek I, Woodbury (1)                     1989         225     212,100         943            97.3%

Valley Creek II, Woodbury (1)                    1990         177     168,258         951            96.6%

White Bear Woods I, White Bear Lake (1)          1989         225     211,992         942            96.4%

Woodlands of Minnetonka, Minnetonka              1988         248     268,640       1,083            97.2%

Woodlane Place I, Woodbury (1)                   1989         216     297,902       1,379            97.7%

Woodridge, Eagan (1)                             1986         200     207,271       1,036            99.5%

MISSOURI
Ethan's Glen III, Kansas City (1)                1990          48      33,600         700            93.8%

Ethan's Ridge I, Kansas City (1)                 1988         316     283,944         899            94.0%

Ethan's Ridge II, Kansas City (1)                1990         242     196,614         812            96.7%

Hunters Glen, Chesterfield                       1985         192     156,489         815            93.2%

Hunters Ridge, St. Louis (1)                     1987         198     178,448         901            93.4%

Sleepy Hollow, Kansas City (1)                   1987         388     325,486         839            93.0%

South Pointe, St. Louis (1)                      1986         192     155,520         810            97.4%

NEVADA
Catalina at South Shore, Las Vegas               1989         240     211,200         880            97.5%

Catalina Shores, Las Vegas (Wellsford)           1989         256     230,872         902            94.1%

Crossing at Green Valley, Las Vegas              1986         384     330,714         861            95.3%

Cypress Point, Las Vegas                         1989         212     179,800         848            94.8%

Desert Park, Las Vegas                           1987         368     172,513         469            95.9%

Fountains at Flamingo, Las Vegas                1989-91       521     417,870         802            92.9%

Grandview I & II, Las Vegas                      1980         456     313,400         687            93.4%

Reflections at the Lakes, Las Vegas              1989         326     274,992         844            98.8%

Silver Shadow, Las Vegas                         1992         200     194,656         973            97.0%

Sunrise Springs, Las Vegas                       1989         192     164,424         856            93.8%

Trails, Las Vegas                                1988         440     453,656       1,031            93.6%

NEW HAMPSHIRE
Wellington Hill, Manchester (1)                  1987         390     394,627       1,012            96.9%

NEW JERSEY
Portside Towers Combined, Jersey City (1)      1992/1997      527     564,272       1,071            99.4%

Prospect Towers, Hackensack (1)                  1995         157     208,603       1,329            98.1%

Ravens Crest, Plainsboro (1)                     1984         704     583,176         828            95.2%

NEW MEXICO
Mountain Run, Albuquerque                        1985         472     335,744         711            91.7%

                                                       December, 1998
                                                       Avg. Monthly
                                                      Rental Rate Per
                                              ------------------------------
        Property                                Unit            Square Foot
----------------------------------------------------------------------------
Trailway Pond I, Burnsville (1)                   $  768              $0.82

Trailway Pond II, Burnsville (1)                  $  769              $0.82

Valley Creek I, Woodbury (1)                      $  786              $0.83

Valley Creek II, Woodbury (1)                     $  792              $0.83

White Bear Woods I, White Bear Lake (1)           $  783              $0.83

Woodlands of Minnetonka, Minnetonka               $  906              $0.84

Woodlane Place I, Woodbury (1)                    $  995              $0.72

Woodridge, Eagan (1)                              $  786              $0.76

MISSOURI
Ethan's Glen III, Kansas City (1)                 $  521              $0.74

Ethan's Ridge I, Kansas City (1)                  $  592              $0.66

Ethan's Ridge II, Kansas City (1)                 $  580              $0.71

Hunters Glen, Chesterfield                        $  680              $0.83

Hunters Ridge, St. Louis (1)                      $  651              $0.72

Sleepy Hollow, Kansas City (1)                    $  562              $0.67

South Pointe, St. Louis (1)                       $  626              $0.77

NEVADA
Catalina at South Shore, Las Vegas                $  713              $0.81

Catalina Shores, Las Vegas (Wellsford)            $  649              $0.72

Crossing at Green Valley, Las Vegas               $  644              $0.75

Cypress Point, Las Vegas                          $  675              $0.80

Desert Park, Las Vegas                            $  513              $1.09

Fountains at Flamingo, Las Vegas                  $  686              $0.86

Grandview I & II, Las Vegas                       $  574              $0.84

Reflections at the Lakes, Las Vegas               $  674              $0.80

Silver Shadow, Las Vegas                          $  700              $0.72

Sunrise Springs, Las Vegas                        $  686              $0.80

Trails, Las Vegas                                 $  760              $0.74

NEW HAMPSHIRE
Wellington Hill, Manchester (1)                   $  796              $0.79

NEW JERSEY
Portside Towers Combined, Jersey City (1)         $1,852              $1.73

Prospect Towers, Hackensack (1)                   $1,902              $1.43

Ravens Crest, Plainsboro (1)                      $  905              $1.09

NEW MEXICO
Mountain Run, Albuquerque                         $  549              $0.77

ITEM 2. PROPERTIES
               PROPERTIES - CONTINUED

                                                                                                     Occupancy      December, 1998
                                                                                      Average          As of         Avg. Monthly
                                                    Year(s)                 Square  Square Footage    December      Rental Rate Per
                                                                                                                 -------------------
        Property                                  Constructed    Units     Footage    Per Unit       31, 1998    Unit    Square Foot
------------------------------------------------------------------------------------------------------------------------------------
Pueblo Villas, Albuquerque                           1975         232      173,118      746            90.9%     $542        $0.73

NORTH CAROLINA
Adams Farm I & II, Greensboro                        1987         500      520,220    1,040            92.0%     $704        $0.68

Bainbridge, Durham                                   1984         216      191,240      885            95.8%     $703        $0.79

Berkshire Place, Charlotte                           1982         240      211,664      882            93.3%     $645        $0.73

Bridgeport, Raleigh                                  1990         276      252,190      914            94.1%     $742        $0.81

Chatham Woods, High Point                            1986         208      168,688      811            99.0%     $569        $0.70

Creekwood, Charlotte                               1987-1990      384      322,868      841            92.8%     $625        $0.74

Cross Creek, Charlotte (1)                           1989         420      412,020      981            91.6%     $651        $0.66

Deerwood Meadows, Greensboro                         1986         297      217,757      733            92.2%     $575        $0.78

Duraleigh Woods, Raleigh                             1987         362      283,856      784            96.9%     $641        $0.82

East Pointe, Charlotte (1)                           1987         310      301,560      973            94.5%     $657        $0.68

English Hills, Charlotte                             1984         280      193,100      690            92.5%     $570        $0.83

Hidden Oaks & Northwoods Village, Cary (5)         1986-1988      444      345,358      778            91.9%     $663        $0.85

Hunt Club, Charlotte                                 1990         300      267,192      891            96.7%     $674        $0.76

Kimmerly Glen, Charlotte                             1986         260      195,000      750            93.8%     $582        $0.78

Lake Point, Charlotte                                1984         296      271,700      918            97.0%     $614        $0.67

Laurel Ridge, Chapel Hill                            1975         160      158,964      994            98.0%     $764        $0.77

Madison at Bridford Lake I, Greensboro               1998         320      353,783    1,106            72.4%     $822        $0.74

McAlpine Ridge, Charlotte                           1989-90       320      238,125      744            94.4%     $604        $0.81

Misty Woods, Cary                                    1984         360      275,716      766            95.3%     $615        $0.80

Pine Meadow, Greensboro (1)                          1974         204      226,600    1,111            91.2%     $614        $0.55

Rock Creek, Corrboro                                 1986         188      153,548      817            92.6%     $710        $0.87

Sailboat Bay, Raleigh                                1986         192      123,004      641            97.4%     $573        $0.89

Sommerset Place, Raleigh                             1983         144      112,248      780            97.2%     $637        $0.82

Steeplechase, Charlotte                              1986         247      178,851      724            96.8%     $572        $0.79

The Atrium, Durham                                   1989         208      196,596      945            95.2%     $673        $0.71

The Cardinal, Greensboro (1)                         1994         256      237,727      929            97.3%     $595        $0.64

The Cedars, Charlotte                                1983         360      312,400      868            92.2%     $621        $0.72

The Chimneys, Charlotte                              1974         214      150,152      702            98.6%     $533        $0.76

The Oaks, Charlotte                                  1996         318      280,948      883            97.8%     $741        $0.84

The Pointe, Charlotte                                1996         340      300,582      884            94.4%     $753        $0.85

The Regency, Charlotte                               1986         178      178,276    1,002            92.7%     $749        $0.75

ITEM 2. PROPERTIES
               PROPERTIES - CONTINUED

                                                                                                   Occupancy      December, 1998
                                                                                      Average         As of        Avg. Monthly
                                                   Year(s)               Square    Square Footage   December      Rental Rate Per
                                                                                                               ---------------------
        Property                                 Constructed   Units     Footage      Per Unit      31, 1998   Unit      Square Foot
------------------------------------------------------------------------------------------------------------------------------------
Timber Hollow, Chapel Hill                          1986        198      145,478        735           96.5%    $685         $0.93

Willow Brook, Durham                                1986        176      139,860        795           88.1%    $701         $0.88

Winterwood, Charlotte (1)                           1986        384      369,260        962           94.8%    $682         $0.71

Woodbridge, Cary (1)                               1993-95      344      315,624        918           90.4%    $745         $0.81

Woodscape & Woods of North Bend, Raleigh          1979-1983     475      430,167        906           96.0%    $654         $0.72

OHIO
Olentangy, Columbus                                 1972        827      981,190      1,186           98.4%    $797         $0.67

Orchard of Landen, Maineville (1)                 1985-1988     312      288,514        925           92.3%    $712         $0.77

Reserve Square, Cleveland                           1973        765      631,803        826           84.1%    $932         $1.13

University Park, Toledo                             1965         99       49,950        505           96.9%    $440         $0.87

Village of Hampshire Heights, Toledo                1950        304      187,624        617           96.0%    $422         $0.68

OKLAHOMA
Brittany Square, Tulsa                              1982        212      170,516        804           98.1%    $548         $0.68

Huntington Hollow, Tulsa                            1981        288      180,648        627           98.6%    $399         $0.64

Lincoln Oaks, Tulsa                                 1991        300      216,368        721           99.7%    $575         $0.80

One Eton Square, Tulsa                              1985        448      313,904        701           97.5%    $557         $0.79

Riverside Park, Tulsa (1)                           1994        288      237,283        824           98.6%    $615         $0.75

Silver Springs & Woodland Oaks, Tulsa             1983-1984     428      323,977        757           99.1%    $526         $0.69

The Lodge, Tulsa                                    1979        208      152,240        732           97.6%    $453         $0.62

OREGON
Bridgecreek, Wilsonville                            1987        315      274,236        871           95.5%    $673         $0.77

Club at Tanasbourne, Hillsboro                      1990        352      302,902        861           95.1%    $693         $0.81

Club at the Green, Beaverton                        1991        254      238,850        940           94.2%    $699         $0.74

Country Gables, Beaverton (1)                       1991        288      275,463        956           93.4%    $735         $0.77

Kempton Downs, Gresham                              1990        278      277,536        998           92.4%    $718         $0.72

Boulder Creek, Wilsonville                          1991        296      251,627        850           95.6%    $650         $0.76

Meadowcreek, Tigard (1)                             1985        304      247,690        815           95.4%    $664         $0.81

Portland Center, Portland (1)                       1965        525      429,371        818           79.3%    $925         $1.13

Tanasbourne Terrace, Hillsboro                     1986-89      373      363,758        975           94.6%    $733         $0.75

Tanglewood, Lake Oswego                             1976        158      200,660      1,270           96.2%    $836         $0.66

Watermark Square, Portland (1)                      1990        390      350,945        900           90.2%    $655         $0.73

Woodcreek, Beaverton (1)                           1982-84      440      335,120        762           95.7%    $609         $0.80

SOUTH CAROLINA
Carolina Crossing, Greenville                       1967        156      121,200        777           92.3%    $451         $0.58

Item 2. Properties

                                                                                                                     Occupancy
                                                                                                    Average            As of
                                                              Year(s)                 Square     Square Footage      December
        Property                                            Constructed    Units     Footage        Per Unit         31, 1998
----------------------------------------------------------------------------------------------------------------------------------
Gleneagle, Greenville                                          1990         192      177,264           923             95.3%

Greyeagle, Greenville                                          1991         156      154,624           991             97.4%

Haywood Pointe, Greenville                                     1985         216      183,136           848             94.9%

Hickory Ridge, Greenville                                      1968          90       72,392           804             97.8%

Hollows, Columbia                                              1987         212      161,636           762             95.3%

Mallard Cove, Greenville                                       1983         211      264,187         1,252             91.9%

Tamarind at Stoneridge, Columbia                               1985         240      200,976           837             92.9%

TENNESSEE
Arbors at Century Center                                     1988/1990      420      386,912           921             96.7%

Arbors of Brentwood, Nashville (1)                            1986-87       346      320,993           928             93.0%

Arbors of Hickory Hollow, Nashville (1)                        1986         336      337,260         1,004             96.7%

Brixworth, Nashville                                           1985         216      144,912           671             93.5%

Cambridge at Hickory Hollow, Nashville                         1997         360      358,776           997             95.8%

Canterchase, Nashville (1)                                     1985         235      170,140           724             90.6%

Cherry Creek I & II, Hermitage                                1986/96       407      393,100           966             95.1%

Farmington Gates, Germantown                                   1976         182      192,428         1,057             96.2%

Preakness, Antioch (1)                                         1986         260      193,500           744             98.5%

Ridgeway Commons, Memphis                                      1970         127      168,650         1,328             95.3%

Spinnaker Cove, Nashville (1)                                  1986         278      238,524           858             93.9%

The Landings, Memphis                                          1986         292      229,376           786             93.8%

The Willows, Knoxville (1)                                   1987-1988      250      219,760           879             94.4%

Trinity Lakes & Autumn Creek, Cordova (1) (2 properties)     1985-1991      540      484,374           897             91.6%

Village of Sycamore Ridge, Memphis                             1977         114      148,560         1,303             95.6%

Waterford Place, Nashville                                     1994         180      184,850         1,027             95.5%

Wyndridge II & III, Memphis (1)                                1988         568      527,924           929             92.4%

TEXAS
7979 Westheimer, Houston                                       1973         459      401,571           875             97.8%

Altamonte, San Antonio (1)                                     1985         432      322,928           748             96.7%

Arbors of Las Colinas, Irving                                  1985         408      334,556           820             97.8%

Balcones Club, Austin                                          1984         312      262,940           843             98.4%

Blue Swan, San Antonio (1)                                   1985-1994      285      226,036           793             94.4%

Breton Mill, Houston (1)                                       1986         392      294,152           750             96.9%

Broadway, Garland (1)                                          1983         288      227,032           788             93.0%

Burn Brae, Dallas                                              1984         282      221,966           787             96.8%

                                                                        December, 1998
                                                                         Avg. Monthly
                                                                        Rental Rate Per
                                                              ------------------------------------
        Property                                                   Unit            Square Foot
--------------------------------------------------------------------------------------------------
Gleneagle, Greenville                                               $544              $0.59

Greyeagle, Greenville                                               $569              $0.57

Haywood Pointe, Greenville                                          $570              $0.67

Hickory Ridge, Greenville                                           $456              $0.57

Hollows, Columbia                                                   $536              $0.70

Mallard Cove, Greenville                                            $611              $0.49

Tamarind at Stoneridge, Columbia                                    $576              $0.69

TENNESSEE
Arbors at Century Center                                            $586              $0.64

Arbors of Brentwood, Nashville (1)                                  $679              $0.73

Arbors of Hickory Hollow, Nashville (1)                             $619              $0.62

Brixworth, Nashville                                                $732              $1.09

Cambridge at Hickory Hollow, Nashville                              $667              $0.67

Canterchase, Nashville (1)                                          $555              $0.77

Cherry Creek I & II, Hermitage                                      $773              $0.80

Farmington Gates, Germantown                                        $692              $0.65

Preakness, Antioch (1)                                              $534              $0.72

Ridgeway Commons, Memphis                                           $694              $0.52

Spinnaker Cove, Nashville (1)                                       $664              $0.77

The Landings, Memphis                                               $586              $0.75

The Willows, Knoxville (1)                                          $619              $0.70

Trinity Lakes & Autumn Creek, Cordova (1) (2 properties)            $610              $0.68

Village of Sycamore Ridge, Memphis                                  $694              $0.53

Waterford Place, Nashville                                          $770              $0.75

Wyndridge II & III, Memphis (1)                                     $618              $0.66

TEXAS
7979 Westheimer, Houston                                            $671              $0.77

Altamonte, San Antonio (1)                                          $542              $0.73

Arbors of Las Colinas, Irving                                       $706              $0.86

Balcones Club, Austin                                               $650              $0.77

Blue Swan, San Antonio (1)                                          $551              $0.69

Breton Mill, Houston (1)                                            $584              $0.78

Broadway, Garland (1)                                               $531              $0.67

Burn Brae, Dallas                                                   $576              $0.73

ITEM 2. PROPERTIES
           PROPERTIES - CONTINUED

                                                                                                   Occupancy      Dcember, 1998
                                                                                     Average         As of        Avg. Monthly
                                             Year(s)                   Square    Square Footage    December      Rental Rate Per
                                                                                                              ----------------------
        Property                          Constructed      Units      Footage      Per Unit        31, 1998     Unit    Square Foot
------------------------------------------------------------------------------------------------------------------------------------
Calais, Dallas                               1986           264       206,210        781            98.5%     $  602        $0.77

Cambridge Village, Lewisville                1987           200       160,036        800            98.5%     $  678        $0.85

Cedar Ridge, Arlington (1)                   1980           121       127,808      1,056            98.3%     $  715        $0.68

Celebration at Westchase, Houston            1979           367       305,609        833            98.4%     $  584        $0.70

Champion Oaks, Houston (1)                   1984           252       190,628        756            96.4%     $  587        $0.78

Chartwell Court, Houston                     1995           243       253,553      1,043            95.1%     $  822        $0.79

Copper Hill, Bedford                         1983           204       155,764        764            95.1%     $  552        $0.72

Copperfield, San Antonio                     1984           258       197,736        766            97.7%     $  522        $0.68

Countryside, San Antonio                     1980           220       159,214        724            95.4%     $  491        $0.68

Coventry at City View, Fort Worth            1996           360       351,921        978            95.5%     $  832        $0.85

Creekside Homes at Legacy, Plano             1998           380       375,245        987            93.9%     $1,028        $1.04

Dawntree, Carrollton                         1982           400       370,152        925            96.2%     $  623        $0.67

Estate on Quarry Lake, Austin (1)            1995           302       269,889        894            96.0%     $  812        $0.91

Farnham Park, Houston (1)                    1996           216       226,260      1,048            97.7%     $  933        $0.89

Fielder Crossing, Arlington (1)              1980           119       103,293        868            95.8%     $  626        $0.72

Forest Ridge, Arlington                   1984-85           660       555,364        841            96.1%     $  633        $0.75

Forest Valley, San Antonio                   1983           185       149,493        808            96.8%     $  548        $0.68

Fountainhead I-III, San Antonio (1)       1985-87           688       457,616        665            95.5%     $  529        $0.80

Foxchase, Grand Prairie                      1983           260       243,218        935            95.0%     $  616        $0.66

Hampton Green, San Antonio                   1979           293       222,341        759            92.8%     $  488        $0.64

Harbour Landing, Corpus Christi              1985           284       193,288        681            96.5%     $  555        $0.82

Hearthstone, San Antonio                     1982           252       167,464        665            99.6%     $  443        $0.67

Hidden Lakes, Haltom City                    1996           312       289,620        928            92.0%     $  763        $0.82

Hunter's Green, Fort Worth (1)               1981           248       188,720        761            96.4%     $  516        $0.68

Jefferson at Walnut Creek, Austin (1)        1994           342       286,188        837            95.3%     $  764        $0.91

Keystone, Austin (1)                         1981           166       111,440        671            99.4%     $  579        $0.86

Kingswood Manor, San Antonio                 1983           129       109,996        853            86.0%     $  521        $0.61

Kirby Place, Houston (1)                     1994           362       359,931        994            98.9%     $1,063        $1.07

La Tour Fontaine, Houston (1)                1994           162       170,334      1,051            96.9%     $1,181        $1.12

Lakeshore at Preston, Plano (1)              1992           302       253,690        840            99.0%     $  745        $0.89

Lakewood Greens, Dallas (1)                  1986           252       186,252        739            96.4%     $  605        $0.82

Lakewood Oaks, Dallas                        1987           352       257,606        732            95.7%     $  715        $0.98

ITEM 2. PROPERTIES
               PROPERTIES - CONTINUED

                                                                                                 Occupancy        December, 1998
                                                                                 Average            As of          Avg. Monthly
                                      Year(s)                       Square      Square Footage     December         Rental Rate Per
                                                                                                              ----------------------
        Property                     Constructed       Units       Footage        Per Unit        31, 1998     Unit      Square Foot
------------------------------------------------------------------------------------------------------------------------------------
Landera, San Antonio                      1983          184          168,176         914            93.5%        $575         $0.63

Lincoln Green I-III, San Antonio         1984-86        680          465,664         685            96.8%        $491         $0.72

Madison at Cedar Springs, Dallas          1995          380          334,474         880            92.9%        $936         $1.06

Madison at Chase Oaks, Plano              1995          470          420,734         895            93.8%        $784         $0.88

Madison at Round Grove, Lewisville        1995          404          358,774         888            94.0%        $783         $0.88

Madison at Stone Creek, Austin            1995          390          336,094         862            95.9%        $756         $0.88

Madison at the Arboretum, Austin          1995          161          150,836         937            96.9%        $832         $0.89

Madison on Melrose, Richardson            1995          200          189,478         947            94.5%        $897         $0.95

Madison on the Parkway, Dallas            1995          376          339,796         904            94.4%        $822         $0.91

Northgate Village, San Antonio            1984          264          214,928         814            95.8%        $519         $0.64

Palms at South Shore, League City         1990          240          190,872         795            91.6%        $756         $0.95

Parc Royale, Houston (1)                  1994          171          166,859         976            98.2%        $986         $1.01

Park Place, Houston (1)                   1996          229          206,918         904            95.6%        $781         $0.86

Parkridge Place, Irving                   1985          536          455,496         850            97.6%        $684         $0.80

Parkwest, Austin                          1985          196          179,046         914            94.4%        $752         $0.82

Plantation, Houston                       1969          232          214,432         924            96.0%        $721         $0.78

Pleasant Ridge, Arlington (1)             1982           63           57,600         914            96.8%        $636         $0.70

Prairie Creek I , Richardson              1998          236          237,002       1,004            93.2%        $924         $0.92

Preston Bend, Dallas (1)                  1986          255          185,364         727            96.9%        $635         $0.87

Preston in Willow Bend, Plano             1985          229          233,893       1,021            93.4%        $781         $0.76

Ranchstone, Houston                       1996          220          193,088         878            94.5%        $773         $0.88

Regatta, San Antonio                      1983          200          171,634         858            96.5%        $581         $0.68

Richmond Townhomes, Houston (1)           1995          188          183,883         978            96.3%        $920         $0.94

Ridgetree, Dallas                         1983          798          597,642         749            93.7%        $547         $0.73

Rincon, Houston                           1996          288          240,787         836            95.1%        $954         $1.14

River Hill, Grand Prairie                 1996          334          297,214         890            91.5%        $779         $0.88

River Park, Fort Worth (1)                1984          280          219,660         785            95.0%        $550         $0.70

Rolido Parque, Houston (1)                1978          369          262,930         713            97.8%        $521         $0.73

Saddle Creek, Carrollton                  1980          238          244,488       1,027            96.2%        $703         $0.68

Sandstone, Euless (1)                     1988           40           38,236         956            95.0%        $747         $0.78

Sedona Springs, Austin                    1995          396          389,138         983            97.3%        $844         $0.86

Songbird, San Antonio (1)                 1981          262          277,720       1,060            96.9%        $640         $0.60

Sutton Place, Dallas                      1985          456          301,440         661            95.8%        $617         $0.93

ITEM 2. PROPERTIES
               PROPERTIES - CONTINUED

                                                                                                  Occupancy      December, 1998
                                                                                     Average         As of        Avg. Monthly
                                             Year(s)                        Square   are Footage   December      Rental Rate Per
                                                                                                              ---------------------
        Property                           Constructed        Units         Footage   Per Unit      31, 1998   Unit     Square Foot
-----------------------------------------------------------------------------------------------------------------------------------
The Lodge, San Antonio                        1979             384          259,512     676           99.0%     $  505    $0.75

The Overlook, San Antonio                     1985             411          298,133     725           97.2%     $  466    $0.64

The Trails, Arlington                         1984             208          141,696     681           94.7%     $  537    $0.79

Town Center, Kingwood                         1994             258          220,630     855           95.3%     $  777    $0.91

Trails at Briar Forest, Houston (1)           1990             476          426,724     896           95.6%     $  692    $0.77

Trails at Dominion, Houston (1)             1992-1995          843          766,592     909           95.7%     $  711    $0.78

Trails End, San Antonio                       1983             308          202,376     657           92.9%     $  475    $0.72

Trails of Valley Ranch, Irving                1986             216          174,365     807           96.3%     $  727    $0.90

Village Oaks, Austin (1)                      1984             280          199,152     711           97.5%     $  703    $0.99

Villas at Josey Ranch, Carrollton (1)         1986             198          168,020     849           97.0%     $  692    $0.82

Villas of Oak Creste, San Antonio             1979             280          208,446     744           97.5%     $  474    $0.64

Vista Pointe, Irving                          1996             231          237,985   1,030           94.8%     $1,001    $0.97

Walker's Mark, Dallas                         1982             164          133,448     814           96.3%     $  644    $0.79

Waterford, San Antonio                        1983             133           87,376     657           93.2%     $  502    $0.76

Wimberly, Dallas                              1996             372          340,987     917           93.5%     $  840    $0.92

Wimbledon Oaks, Arlington (1)                 1985             248          189,960     766           96.0%     $  578    $0.75

Woodmoor, Austin                              1981             208          151,348     728           96.8%     $  603    $0.83

UTAH
Brookfield, Salt Lake City                    1985             128          101,424     792           93.7%     $  613    $0.77

Quail Cove, Salt Lake City                    1987             420          362,580     863           89.7%     $  583    $0.68

Settlers Point, Salt Lake City                1986             288          263,040     913           93.7%     $  613    $0.67

Springs of Country Woods, Salt Lake City      1982             590          486,648     825           94.7%     $  628    $0.76

VIRGINIA
Amberton, Manassas (1)                        1986             190          143,402     755           96.3%     $  736    $0.98

Brookridge, Centreville (1)                   1989             252          252,353   1,001           98.8%     $  864    $0.86

Carriage Homes at Wyndham, Glen Allen         1998             264          309,351   1,172           61.7%     $1,061    $0.91

Cascade at Landmark, Alexandria               1990             277          272,720     985           95.3%     $  983    $1.00

Champions Club, Glen Allen                    1988             212          164,580     776           97.2%     $  641    $0.83

Hickory Creek, Richmond                       1984             294          250,068     851           96.5%     $  669    $0.79

Kingsport, Alexandria                         1985             416          285,793     687           97.8%     $  712    $1.04

Park West End, Richmond (1)                   1985             312          224,768     720           96.5%     $  591    $0.82

Saddle Ridge, Ashburn                         1989             216          194,142     899           97.7%     $  894    $0.99

Sheffield Court, Arlington                    1986             597          356,822     598           96.5%     $  872    $1.46

ITEM 2. PROPERTIES
               PROPERTIES - CONTINUED

                                                                                                      Occupancy     December, 1998
                                                                                        Average         As of        Avg. Monthly
                                          Year(s)                       Square       Square Footage   December      Rental Rate Per
                                                                                                                 -------------------
        Property                        Constructed      Units         Footage          Per Unit      31, 1998    Unit   Square Foot
------------------------------------------------------------------------------------------------------------------------------------
Tanglewood, Manassas (1)                   1987           432          388,704            900           94.0%     $751       $0.83

Wilde Lake, Richmond (1)                   1989           189          172,980            915           97.9%     $697       $0.76

Woodside, Lorton                           1987           252          231,781            920           92.9%     $825       $0.90

WASHINGTON
2300 Elliott, Seattle                      1992           91            67,403            741           95.6%     $938       $1.27

2900 on First, Seattle                    1989-91         135           87,320            647           93.2%     $915       $1.41

Alderwood Park, Lynnwood (1)               1982           188          143,696            764           96.8%     $715       $0.94

Bellevue Meadows, Bellevue                 1983           180          144,208            801           93.9%     $891       $1.11

Brentwood, Vancouver                       1990           296          286,132            967           89.2%     $681       $0.70

Chandler's Bay I, Kent                     1989           293          278,874            952           93.5%     $784       $0.82

Charter Club, Everett                      1991           201          172,773            860           97.5%     $779       $0.91

Chelsea Square, Redmond                    1991           113          107,912            955           96.5%     $979       $1.03

Cherry Hill, Seattle                       1991           108          101,390            939           99.1%     $860       $0.92

Chestnut Hills, Tacoma                     1991           157          143,236            912           91.1%     $650       $0.71

Country Club Village, Seattle              1991           151          157,898          1,046           93.6%     $922       $0.88

Creekside, Mountlake Terrace (1)           1987           512          407,296            796           94.1%     $751       $0.94

Eagle Rim, Redmond                        1986-88         156          137,920            884           94.9%     $858       $0.97

Edgewood, Woodinville (1)                  1986           203          166,299            819           96.1%     $785       $0.96

Firdale Village, Seattle                   1986           386          323,522            838           96.6%     $772       $0.92

Fox Run, Federal Way                       1988           143          127,960            895           98.6%     $700       $0.78

Gates of Redmond I & II,
Redmond (1) (2 properties)               1979-1989        280          249,728            892           95.7%     $936       $1.05

Highland Creste, Seattle                   1989           198          192,556            973           95.7%     $682       $0.70

Huntington Park, Everett                   1991           381          307,793            808           95.5%     $743       $0.92

Indigo Springs, Kent (1)                   1991           278          255,360            919           92.8%     $767       $0.84

James Street Crossing, Kent (1)            1989           300          250,368            835           96.0%     $726       $0.87

Martha Lake, Seattle                       1991           155          135,662            875           97.6%     $742       $0.85

Merrill Creek, Tacoma                      1994           149          138,867            932           94.0%     $681       $0.73

Metropolitan Park, Seattle                 1991           82            49,702            606           98.8%     $850       $1.40

Newport Heights, Seattle                   1985           80            59,056            738           92.5%     $760       $1.03

North Creek Heights, Seattle               1990           114          104,306            915           95.6%     $854       $0.93

North Creek, Everett (1)                   1986           264          227,568            862           99.2%     $689       $0.80

Olde Redmond Place, Redmond (1)            1986           192          160,632            837           95.8%     $898       $1.07

Orchard Ridge, Lynnwood                    1988           104           86,548            832           98.1%     $741       $0.89

ITEM 2. PROPERTIES
               PROPERTIES - CONTINUED

                                                                                  Occupancy                December, 1998
                                                                      Average       As of                   Avg. Monthly
                                                          Square   Square Footage  December               Rental Rates Per
                                                                                               -----------------------------------
     Property                   Constructed     Units     Footage    Per Unit      31, 1998          Unit            Square Foot
----------------------------------------------------------------------------------------------------------------------------------
Panther Ridge, Seattle               1980         260      221,000      850           95.3%            $616              $0.72

Plum Tree Park, Seattle              1991         196      174,310      889           98.0%            $782              $0.88

Pointe East, Redmond                 1988          76       83,280    1,096           97.4%          $1,102              $1.01

Ridgegate, Seattle                   1990         153      141,594      925           97.5%            $764              $0.83

Seventh and James, Seattle           1992          96       61,282      638           96.9%            $866              $1.36

Stoney Creek, Tacoma                 1990         231      211,580      916           95.7%            $669              $0.73

Summit at Lake Union               1995-1997      150      109,352      729           91.1%            $997              $1.37

Surprise Lake Village, Tacoma        1986         338      328,032      971           95.0%            $725              $0.75

Surry Downs, Bellevue                1986         122       94,360      773           97.7%            $864              $1.12

The Hamptons, Tacoma (1)             1991         230      202,324      880           95.6%            $667              $0.76

The Ridgetop, Tacoma                 1988         221      197,250      893           93.0%            $642              $0.72

The Village at Seeley Lake, Tacoma   1990         522      469,180      899           90.8%            $675              $0.75

Village of Newport, Federal Way      1987         100       76,890      769           98.0%            $651              $0.85

Waterford at the Lakes, Kent         1990         344      313,514      911           92.1%            $767              $0.84

Waterstone Place, Federal Way        1990         750      616,436      822           94.9%            $653              $0.79

Wellington, Silverdale (1)           1990         240      214,024      892           93.8%            $640              $0.72

Westridge, Tacoma                  1987-1991      714      686,675      962           93.3%            $694              $0.72

Woodlake, Kirkland (1)               1984         288      233,280      810           96.5%            $798              $0.99

WISCONSIN
Harbor Pointe, Milwaukee (1)      1970/1990       595      537,068      903           91.7%            $644              $0.71

Plum Tree I, II & III, Hales
Corner (1) (7)                    1987-1989       332      355,074    1,070           95.5%            $867              $0.87

Greenfield (1) (7)                   1991         206      219,932    1,068           97.6%            $851              $0.80

Brookfield (1) (7)                   1990         148      185,320    1,252           95.9%          $1,171              $0.94


                                             ------------------------------------------------------------------------------------
TOTAL PROPERTIES:                             184,895  166,096,925
                                             ------------------------------------------------------------------------------------
AVERAGE:                                          285      256,322      898             95%            $739              $0.82
                                             ====================================================================================


(1) Encumbered by a third party mortgage.
(2) Includes La Costa Brava (JAX) and Cedar Cove.
(3) Includes Fox Run, Greenwood Forest, Walnut Ridge, and Williamsburg.
(4) Includes Port Royale I, Port Royale II, and Port Royale III. Port Royale III is encumbered by a third party mortgage.
(5) Northwoods Village is encumbered by a third party mortgage.
(6) Greenwich Woods is encumbered by a third party mortgage.
(7) As of 12/31/97, the Company had an investment in six mortgage loans collateralized by these properties and they were include in the Form 10-K as "Additional Properties".
    On 4/1/98, the Company purchased these five properties and they are therefore no longer considered "Additional Properties".
(8) Includes Paces Station and Paces on the Green.
(9) Overlook Manor II is encumbered by a third party mortgage.

ITEM 2. PROPERTIES
               PROPERTIES - CONTINUED

          DEVELOPMENT AND CONSTRUCTION ACTIVITY
          The apartment communities under construction and/or in lease up are listed below:

                                                                                                    Construction
                                                                                    Estimated      Cost Funded at   Actual Date of
                                                           Total   Average Unit    Construction       12/31/98       Construction
    Name                                  City             Units   Size (Sq. Ft.) Cost (Millions)  (Millions)***     Commencement*
-----------------------------------------------------------------------------------------------------------------------------------
 ARIZONA
 Montierra                              Scottsdale           249      1,052        $     21        $    20              3/97

 The Retreat, Phase I                   Phoenix              240        973        $     14        $    30              1/97

 The Retreat, Phase II                  Phoenix              240        973        $     17          **                 9/97

 GEORGIA
 Merritt Lake (aka Satellite Place)     Duluth               424      1,036        $     35        $    28              2/98

 TENNESSEE
 Cherry Creek III                       Hermitage            220      1,085        $     16        $    12             12/97

 TEXAS
 Prairie Creek II                       Richardson           228        994        $     20        $     -              5/98

 VIRGINIA
 Madison at Spring Oak (10)             Richmond             506        997        $     48        $     9             11/97
                                                         --------                  -------------------------
    TOTAL                                                  2,107                   $    171        $    99
                                                         ========                  =========================

                                                           Actual or
                                                           Estimated           Estimated Date of
                                                        Commencement of            Stabilized
    Name                                  City             Lease-Up*               Occupancy*
----------------------------------------------------------------------------------------------------
 ARIZONA
 Montierra                              Scottsdale          6/98                     4/99

 The Retreat, Phase I                   Phoenix             7/97                     3/99

 The Retreat, Phase II                  Phoenix             3/98                     3/99

 GEORGIA
 Merritt Lake (aka Satellite Place)     Duluth              9/98                     9/99

 TENNESSEE
 Cherry Creek III                       Hermitage           9/98                     1/00

 TEXAS
 Prairie Creek II                       Richardson          1/99                     9/99

 VIRGINIA
 Madison at Spring Oak (10)             Richmond            1/00                     3/02

(10) Development of this project is currently on hold.

* The actual date of construction commencement represents the date the Company began development of the first building/phase.
     The actual or estimated commencement of lease-up represents the date the Company began or estimates to begin lease-up of the first building/phase. The estimated date of stabilized occupancy represents the date the Company estimates to reach 93% physical occupancy for all buildings/phases or two months after the certificate of occupancy is received on the final building/phase.

**   Combined with The Retreat, Phase I.

*** Amounts represent the total development cost to date at December 31, 1998. of this amount, $29 million was funded by EWR prior to the EWR Merger (for Montierra and The Retreat) and $42 million was funded by MRY prior to the MRY Merger (for Merritt Lake, Cherry Creek III, Prairie Creek II and Madison at Spring Oak).

ITEM 2. PROPERTIES
               PROPERTIES - CONTINUED

                    ADDITIONAL PROPERTIES

                                                                                             Occupancy         December, 1998
                                                                              Average          As of             Avg. Monthly
                                         Year(s)                 Square    Square Footage   December          Rental Rate Per
                                                                                                         -------------------------
                                       Constructed      Units    Footage     Per Unit       31, 1998       Unit      Square Foot
----------------------------------------------------------------------------------------------------------------------------------
CALIFORNIA
Brookside Place, Stockton (11)         1981               90     96,664    1,074           93%            $  752       $0.70

Canyon Creek, San Ramon (11)           1984              268    257,676      961           97%            $1,197       $1.24

Cobblestone Village, Fresno (11)       1983              162    153,118      945           97%            $  584       $0.62

Country Oaks, Agoura (11)              1985              256    258,558    1,010           95%            $1,329       $1.32

Edgewater, Bakersfield (11)            1984              258    240,322      931           93%            $  673       $0.72

Feather River, Stockton (11)           1981              128     97,328      760           96%            $  562       $0.74

Hidden Lake, Sacramento (11            1985              272    261,808      963           93%            $  738       $0.77

Lakeview, Lodi (11)                    1983              138    136,972      993           98%            $  732       $0.74

Lantern Cove, Foster City (11)         1985              232    228,432      985           94%            $1,723       $1.75

Schooner Bay I, Foster City (11)       1985              168    167,345      996           94%            $1,847       $1.85

Schooner Bay II, Foster City (11)      1985              144    143,442      996           93%            $1,830       $1.84

South Shore, Stockton (11)             1979              129    141,055    1,093           96%            $  803       $0.74

Waterfield Square I, Stockton (11)     1984              170    160,100      942           95%            $  604       $0.64

Waterfield Square II, Stockton (1)     1984              158    151,488      959           96%            $  622       $0.65

Willow Brook, Pleasant Hill (11)       1985              228    234,840    1,030           96%            $1,360       $1.32

Willow Creek, Fresno (11)              1984              116    118,422    1,021           97%            $  671       $0.66

COLORADO
Deerfield, Denver (11)                 1983              158    146,380      926           97%            $  745       $0.80

Foxridge, Englewood (11)               1984              300    292,992      977           96%            $  816       $0.84

GEORGIA
Woodcrest, Augusta (12)                1982              248    217,064      875           84%            $  586       $0.67

Hammoncks at Long Point,
 Savannah (12)                         1997              308    323,844    1,051           97%            $  824       $0.78

Huntington, Savannah (12)              1986              147    119,452      813           97%            $  564       $0.69

Magnolia Villas, Savannah (12)         1986              144    161,200    1,119           89%            $  640       $0.57

NEW MEXICO
Mesa Del Oso, Albuquerque (11)         1983              221    252,169    1,141           94%            $  865       $0.76

Tierra Antigua, Albuquerque (11)       1985              148    152,241    1,029           93%            $  728       $0.71

ITEM 2. PROPERTIES
               PROPERTIES - CONTINUED

                    ADDITIONAL PROPERTIES

                                                                                            Occupancy           December, 1998
                                                                                Average       As of              Avg. Monthly
                                        Year(s)                   Square     Square Footage  December           Rental Rate Per
                                                                                                           -------------------------
     Property                         Constructed       Units     Footage       Per Unit    31, 1998         Unit      Square Foot
------------------------------------------------------------------------------------------------------------------------------------
OKLAHOMA
Lakewood, Tulsa (11)                   1985             152       157,372        1,035        99%             $719       $0.69

SOUTH CAROLINA
Windsor Place, Goose Creek (12)        1984             224       213,440          953        98%             $577       $0.61

Summit Place, North Charleston (12)    1985             226       201,818          893        98%             $575       $0.64

                                                    --------------------------------------------------------------------------------

TOTAL ADDITIONAL PROPERTIES:                          5,193     5,085,542
                                                    --------------------------------------------------------------------------------

AVERAGE:                                                192       188,353          979        95%             $894       $0.91
                                                    ================================================================================


(11) All of these Additional Properties are encumbered by mortgages, of which the Company has an investment in the second and third mortgages (which are subordinate to first mortgages owned by third party unaffiliated entities).

(12) The Company has a 50% equity investment in each of these properties, but receives preferential returns ranging from 9.50% to 10.25% until its investment is recovered.

                                    PART I

ITEM 3.  LEGAL PROCEEDINGS

     Only ordinary routine litigation incidental to the business, which is not deemed material, was initiated during the year ended December 31, 1998. As of December 31, 1998, the Company does not believe there is any other litigation threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 15, 1998, a special meeting of shareholders was held whereby the shareholders were asked to approve the MRY Merger. Of the votes that were collected, there were 72,608,401 votes for the MRY Merger, 1,198,684 votes against the MRY Merger and 105,928 abstentions; and, therefore, the MRY Merger was approved by the shareholders.

     At this special meeting, a separate proposal was introduced whereby the shareholders were asked to approve an increase in the Company's authorized Common Shares. Of the votes that were collected, there were 81,986,055 votes for the Common Share increase, 3,401,289 votes against the Common Share increase and 123,729 abstentions; and, therefore, this increase was approved by the shareholders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

          The following table sets forth, for the periods indicated, the high and low sales prices for and the distributions paid on the Company's Common Shares which trade on the New York Stock Exchange under the trading symbol EQR.

                                                             Sales Price
                                                       --------------------
                                                       High             Low              Distributions
                                                       ----             ---              -------------
Fiscal Year 1998
Fourth Quarter Ended December 31, 1998                 $43 3/16         $38 7/8          $0.71
Third Quarter Ended September 30, 1998                 $47 1/2          $34 11/16        $0.67
Second Quarter Ended June 30, 1998                     $52 9/16         $44 1/2          $0.67
First Quarter Ended March 31, 1998                     $52 7/16         $47              $0.67
                                                             Sales Price
                                                       --------------------
                                                       High             Low              Distributions
                                                       ----             ---              -------------
Fiscal Year 1997
Fourth Quarter Ended December 31, 1997                 $55              $47 3/8          $0.67
Third Quarter Ended September 30, 1997                 $54 9/16         $47 1/8          $0.625
Second Quarter Ended June 30, 1997                     $47 1/2          $41 1/4          $0.625
First Quarter Ended March 31, 1997                     $48 7/8          $39 3/4          $0.625

          In addition, on February 24, 1999, the Company declared a $0.71 distribution per Common Share payable on April 9, 1999 to shareholders of record on March 19, 1999.

          The number of beneficial holders of Common Shares at December 31, 1998, were approximately 55,217. The number of outstanding Common Shares as of December 31, 1998 was 118,230,009.

ITEM 6. SELECTED FINANCIAL DATA

          The following table sets forth selected financial and operating information on a historical basis for the Company. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating data for the years ended December 31, 1995 and 1994 have been derived from the historical Financial Statements of the Company audited by Grant Thornton L.L.P., independent accountants. The historical operating data for the years ended December 31, 1998, 1997 and 1996 have been derived from the historical Financial Statements of the Company audited by Ernst & Young LLP, independent auditors. The net income per weighted average Common Share amounts have been presented and, where appropriate, restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For a further discussion of net income per weighted average Common Share and the impact of Statement No. 128, see Note 9 of Notes to the Consolidated Financial Statements as included elsewhere in this Form 10-K. Certain capitalized terms as used herein, are defined in the Notes to the Consolidated Financial Statements.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                  CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
   (Financial information in thousands except for per share and property data)

                                                                                     Year Ended December 31,
                                                                   ----------------------------------------------------------
                                                                         1998                 1997                1996
                                                                   -----------------    ------------------   ----------------
OPERATING DATA:

Total revenues                                                     $      1,337,449     $         747,321    $       478,385
                                                                   =================    ==================   ================
Income before gain on disposition of properties,
    extraordinary items and allocation to Minority
    Interests                                                      $        255,032     $         176,014    $        97,033
                                                                   =================    ==================   ================

Net income                                                         $        258,206     $         176,592    $       101,624
                                                                   =================    ==================   ================

Net income available to Common Shares                              $        165,289     $         117,580    $        72,609
                                                                   =================    ==================   ================

Net income per weighted average Common Share outstanding           $           1.65     $            1.79    $          1.70
                                                                   =================    ==================   ================

Net income per weighted average Common Share outstanding -
    assuming dilution                                              $           1.63     $            1.76    $          1.69
                                                                   =================    ==================   ================

Weighted average Common Shares outstanding                                  100,370                65,729             42,586
                                                                   =================    ==================   ================

Weighted average Common Shares outstanding-assuming dilution                112,578                74,281             51,102
                                                                   =================    ==================   ================

Distributions declared per Common Share outstanding                $           2.72     $            2.55    $          2.40
                                                                   =================    ==================   ================

BALANCE SHEET DATA (at end of period):
  Real estate, before accumulated depreciation (1)                 $     10,942,063     $       7,121,435    $     2,983,510
  Real estate, after accumulated depreciation (1)                  $     10,223,572     $       6,676,673    $     2,681,998
  Total assets                                                     $     10,700,260     $       7,094,631    $     2,986,127
  Total debt                                                       $      4,680,527     $       2,948,323    $     1,254,274
  Minority Interests                                               $        431,374     $         273,404    $       150,637
  Shareholders' equity                                             $      5,330,447     $       3,689,991    $     1,458,830

OTHER DATA:
  Total properties (at end of period) (2)                                       654                   463                218
  Total apartment units (at end of period) (2)                              187,002               135,200             67,705
  Funds from operations available to Common Shares
    and OP Units(3)                                                $        458,841     $         270,763    $       160,267
  Cash flow provided by (used for):
     Operating activities                                          $        533,163     $         338,035    $       210,930
     Investing activities                                          $     (1,047,376)    $      (1,550,224)   $      (635,655)
     Financing activities                                          $        484,883     $       1,098,213    $       558,568

                                                                          Year Ended December 31,
                                                                   ---------------------------------

                                                                       1995               1994
                                                                  ----------------   ---------------
OPERATING DATA:

Total revenues                                                    $        390,384     $       231,034
                                                                  ================     ===============

Income before gain on disposition of properties,
    extraordinary items and allocation to Minority
    Interests                                                     $         59,738     $        45,988
                                                                  ================     ===============

Net income                                                        $         67,719     $        34,418
                                                                  ================     ===============

Net income available to Common Shares                             $         57,610     $        34,418
                                                                  ================     ===============

Net income per weighted average Common Share outstanding          $           1.68     $          1.34
                                                                  ================     ===============

Net income per weighted average Common Share outstanding -
    assuming dilution                                             $           1.67     $          1.34
                                                                  ================     ===============

Weighted average Common Shares outstanding                                  34,358              25,621
                                                                  ================     ===============

Weighted average Common Shares outstanding-assuming dilution                43,983              34,206
                                                                  ================     ===============

Distributions declared per Common Share outstanding               $           2.18     $          2.01
                                                                  ================     ===============

BALANCE SHEET DATA (at end of period):
  Real estate, before accumulated depreciation (1)                $      2,188,939     $     1,963,476
  Real estate, after accumulated depreciation (1)                 $      1,970,600     $     1,770,735
  Total assets                                                    $      2,141,260     $     1,847,685
  Total debt                                                      $      1,002,219     $       994,746
  Minority Interests                                              $        168,963     $       177,438
  Shareholders' equity                                            $        884,517     $       609,936

OTHER DATA:
  Total properties (at end of period) (2)                                      174                 163
  Total apartment units (at end of period) (2)                              53,294              50,704
  Funds from operations available to Common Shares
    and OP Units(3)                                               $        120,965     $        83,886
  Cash flow provided by (used for):
     Operating activities                                         $        141,534     $        93,997
     Investing activities                                         $       (324,018)    $      (896,515)
     Financing activities                                         $        175,874     $       808,495

                                    PART II

ITEM 6.  SELECTED FINANCIAL DATA (CONSOLIDATED HISTORICAL (CONTINUED))

(1) Includes approximately $96.3 million and $36 million of construction in progress as of December 31, 1998 and 1997, respectively.

(2) In August 1995 the Company also made its $89 million mortgage note investment collateralized by 21 of the Additional Properties. In April 1997, the Company made its $88 million mortgage note investment collateralized by five of the Additional Properties. In 1998, these properties were acquired and are no longer included as Additional Properties, but now are included as Properties. In addition, in October 1998, the Company contributed six of the Additional Properties having a value of $52.7 million to six respective joint ventures. These 27 Additional Properties consisted of 5,193 units at December 31, 1998. These 26 Additional Properties consisted of 5,267 units at December 31, 1997. The Additional Properties are not included in these numbers.

(3) The Company generally considers FFO to be one measure of the performance of real estate companies, including an equity REIT. The new definition of FFO adopted in March 1995 by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income
     (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO, in and of itself, does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Company's calculation of FFO represents net income available to Common Shares, excluding gains on dispositions of properties, gains on early extinguishment of debt, and write-off of unamortized costs on refinanced debt, plus depreciation on real estate assets, income allocated to Minority Interests and amortization of deferred financing costs related to the Predecessor Business. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REIT's and, accordingly, may not be comparable to such other REIT's. The Company's calculation of FFO for 1995 and 1994 has been restated to reflect the effects of the new definition as mentioned above. FFO for the year ended December 31, 1994 includes the effect of a one-time charge of approximately $879,000 for the relocation of the property management headquarters to Chicago.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7.  OVERVIEW

     The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with "Selected Financial Data" and the historical Consolidated Financial Statements thereto appearing elsewhere in this Form 10-K. Due to the Company's ability to control the Operating Partnership, the Management Partnerships, the Financing Partnerships and the LLCs, and Merry Land DownREIT I LP, each entity has been consolidated with the Company for financial reporting purposes.

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "expects" and "anticipates" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters, identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

  . alternative sources of capital to the Company are higher than anticipated; . occupancy levels and market rents may be adversely affected by local economic and market conditions, which are beyond the Company's control; and . additional factors as discussed in Part I of this Annual Report on Form 10-
     K.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

     Since EQR's IPO and through December 31, 1998, the Company has acquired direct interests in 623 properties, of which six are under development (the "Acquired Properties"), containing 175,031 units in the aggregate for a total purchase price of approximately $10.4 billion, including the assumption of approximately $2.6 billion of mortgage indebtedness and $845.9 million of unsecured notes. The Company's interest in six of the Acquired Properties at the time of acquisition thereof consisted solely of ownership of the debt collateralized by such Acquired Properties.

     The Acquired Properties are presented in the Consolidated Financial Statements of the Company from the date of each acquisition or the closing dates of the Mergers. In addition, in August 1995, the Company made its $89 million mortgage note investment collateralized by 21 of the Additional Properties and in October 1998, the Company contributed 6 of the Additional Properties having a value of $52.7 million to six joint ventures.

     The following table summarizes the number of Acquired Properties and related units acquired by year:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

                                                              Number of                        Number of
                                             Number of     Properties Under    Number of      Units Under
                YEAR OF ACQUISITION          Properties      Development         Units        Development
         ---------------------------------------------------------------------------------------------------
                       1993                      10                                 2,694
                       1994                      84                                26,286
                       1995                      17                                 5,035
                       1996                      49                                15,665
                       1997                     250               2                68,101           729
                       1998                     207               4                55,143         1,378
                                            ----------------------------------------------------------------
             TOTAL ACQUIRED PROPERTIES          617               6               172,924         2,107
                                            ================================================================

          From the IPO and through December 31, 1998, the Company disposed of 38 Properties and a portion of one Property, including five properties containing 1,254 units during 1996 (the "1996 Disposed Properties"); seven properties, a portion of one property and a vacant land parcel containing 1,336 units during 1997 (the "1997 Disposed Properties"); and twenty properties containing 4,719 units during 1998 (the "1998 Disposed Properties").

          The Company's overall results of operations for the three years ended December 31, 1998 have been significantly impacted by the Company's acquisition activity. The significant changes in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense, property management and interest expense can all primarily be attributed to the acquisition of the Acquired Properties. The impact of the Acquired Properties is discussed in greater detail in the following paragraphs.

          Properties that the Company owned for all of both 1998 and 1997 (the "1998 Same Store Properties") and Properties that the Company owned for all of both 1997 and 1996 (the "1997 Same Store Properties") also impacted the Company's results of operations and are discussed as well in the following paragraphs.

       COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31, 1997

          For the year ended December 31, 1998, income before gain on disposition of properties and allocation to Minority Interests increased by $79 million when compared to the year ended December 31, 1997. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, interest expense and general and administrative expenses.

          In regard to the full year 1998 Same Store Properties, which represents 63,243 units, rental income increased by approximately $23.1 million to $527.3 million or 4.59% primarily as a result of higher rental rates charged to new tenants and tenant renewals, a 1.01% increase in average economic occupancy levels and an increase in income from billing tenants for their share of utility costs. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses increased approximately $5.3 million or 2.65%. This increase was primarily the result of higher compensation costs, leasing and advertising costs, utilities, and maintenance charges.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Property management represents expenses associated with the self-management of the Company's Properties. These expenses increased by approximately $25.9 million primarily due to the continued expansion of the Company's property management business. The 1998 amounts include a full year effect of the various offices the Company opened in 1997, including the Scottsdale Office, which had a significant expansion resulting from the EWR Merger. During 1998, the Company opened new management offices in Jacksonville and Orlando, Florida and the Company assumed a management office in Augusta, Georgia, related to the MRY Merger.

     Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Company that are managed for affiliates. These net revenues decreased by $0.9 million due to the disposition of certain of these properties, resulting in the Company no longer providing fee and asset management services to such properties.

     Interest expense, including amortization of deferred financing costs, increased by approximately $125.5 million. This increase was primarily the result of an increase in the Company's average indebtedness outstanding which increased by $1.9 billion. However, the Company's effective interest costs decreased from 7.50% for the year ended December 31, 1997 to 7.10% for the year ended December 31, 1998.

     General and administrative expenses, which include corporate operating expenses, increased approximately $6.7 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel in the Company's Human Resources, Accounting, Legal and Management Information Systems groups, as well as higher compensation costs, shareholder reporting costs and professional fees. However, by gaining certain economies of scale with a much larger operation these expenses as a percentage of total revenues were 1.62% for the year ended December 31, 1998 compared to 2.02% of total revenues for the year ended December 31, 1997.

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

     In regard to the 1997 Same Store Properties, which represents 49,805 units, rental revenues increased by approximately $11.9 million or 3.1% primarily as a result of higher rental rates charged to new tenants and tenant renewals. Overall property operating expenses which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses decreased approximately $1.5 million or 0.9%. This decrease was primarily the result of lower medical and health care insurance costs, which resulted in lower payroll costs. In addition, the Company was successful in reducing its costs for leasing and advertising as well as building, maintenance and grounds costs by consolidating its vendor services in selected sub-markets in order to obtain volume pricing discounts and by consolidating its

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

personnel in selected sub-markets where Properties were centrally located. With respect to the lower medical and health care insurance costs, the Company believes this is not a sustainable trend but only benefited the 1997 results.

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

     Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Company that are managed for affiliates. These net revenues decreased by $0.6 million due to the disposition of certain of these properties, resulting in the Company no longer providing fee and asset management services to such properties.

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

LIQUIDITY AND CAPITAL RESOURCES

FOR THE YEAR ENDED DECEMBER 31, 1998

     As of January 1, 1998, the Company had approximately $33.3 million of cash and cash equivalents and $265 million available on its line of credit of which $24.7 million was restricted. After taking into effect the various transactions discussed in the following paragraphs, cash and cash equivalents at December 31, 1998 were approximately $4 million and the amounts available on the Company's lines of credit were $330 million of which $12 million was restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash provided by financing activities, all of which are presented in the Company's Consolidated Statements of Cash Flows.

     Part of the Company's strategy in funding the purchase of multifamily properties, funding its Properties in the development stage and the funding of the Company's investment in a joint venture with a multifamily real estate developer, excluding those Properties acquired through the Mergers, is to utilize its line of credit and to subsequently repay the line of credit from the issuance of additional equity or debt securities or the disposition of Properties. Utilizing this strategy during 1998 the Company:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     . issued a total of approximately 8.5 million Common Shares through various offerings and received total net proceeds of $412.5 million;
     . issued the 2015 Notes, the August 2003 Notes and the 2000 Notes and received net proceeds of $542.3 million;
     . mortgaged fifteen previously unencumbered Properties and received net proceeds of $223.5 million; and
     . disposed of twenty properties, which generated net proceeds of approximately $177 million.

All of these proceeds were utilized to either:
     .    purchase additional properties;
     .    provide funding for properties in the development stage; and/or
     .    repay the lines of credit and mortgage indebtedness on certain
          Properties.

     With respect to the 1998 Acquired Properties, the Company issued 21.8 million Common Shares having a value of $1.0 billion and issued the following preferred shares having a combined liquidation value of $369.1 million:

     .    Series H Preferred Shares;
     .    Series I Preferred Shares;
     .    Series J Preferred Shares;
     .    Series K Preferred Shares; and
     .    Series L Preferred Shares.

     The Company also assumed mortgage indebtedness, unsecured notes and a line of credit of approximately $1.2 billion, issued OP Units having a value of approximately $205.2 million and issued Junior Convertible Preference Units having a value of approximately $4.8 million. The cash portion of these acquisitions were primarily funded from amounts drawn on the Company's lines of credit and proceeds received in connection with the transactions mentioned in the previous paragraphs.

     In December 1997, the Company entered into a joint venture agreement with a multifamily residential real estate developer whereby the Company will make investments in a limited partnership to fund its portion of the project cost. During 1997 and 1998, the Company funded a total of $6.9 million and $23.9 million and during 1999 the Company expects to fund approximately $74.9 million in connection with this agreement. Subsequent to December 31, 1998, the Company has funded approximately $1 million. In addition, the Company also funded $20 million to guarantee third party construction financing and is obligated to fund up to an additional $20 million.

     In regards to certain other properties that were under development and/or expansion in 1998, the Company funded $31.6 million. In 1999, the Company expects to fund $53.9 million related to the continued development and/or expansion of as many as five Properties.

     In regards to certain properties that were under earnout/development agreements in 1998, no amounts were funded. The Company expects to fund $60.4 million related to three earnout/development projects expected to be finished during 1999. Subsequent to December 31, 1998, the Company has funded $16.2 million relating to the completion/acquisition of Copper Canyon. In addition, the Company may be required to fund an additional $1 million earnout payment to the developer for Copper Canyon if certain specified operation levels are met.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     As of December 31, 1998, the Company had total indebtedness of approximately $4.7 billion, which included mortgage indebtedness of $2.3 billion (including premiums of $4.5 million), of which $878.3 million represented tax-exempt bond indebtedness, and unsecured debt of $2.3 billion (net of a $5.3 million discount), of which $35.6 million represented tax-exempt bond indebtedness. During the year, the Company repaid an aggregate of $63.8 million of mortgage indebtedness on nine of its Properties. These repayments were funded from the Company's line of credit or from proceeds received from the various capital transactions mentioned in the previous paragraphs.

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

     In May 1998, the Company entered into an interest rate protection agreement to effectively fix the interest rate cost of the Evans Withycombe Financing Limited Partnership indebtedness to within a range of 5.6% to 6.0% upon its refinancing. The agreement was for a notional amount of $131 million with a settlement date of August 2001. There was no initial cost to the Company for entering into this agreement.

     In August 1998, the Company entered into an interest rate protection agreement to effectively fix the interest rate cost of the Company's planned financing in the fourth quarter of 1998. This agreement was cancelled in November at a cost of approximately $3.7 million. This cost is being amortized over the life of the financing for the 15 previously unencumbered Properties that occurred in November 1998.

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

     The fair value of these instruments, discussed above, as of December 31, 1998 approximates their carrying or contract values.

     The Company has a policy of capitalizing expenditures made for new assets, including newly acquired properties and the costs associated with placing these assets into service. Expenditures for improvements and renovations that significantly enhance the value of existing assets or substantially extend the useful life of an asset are also capitalized. Capital spent for replacement-type items such as appliances, draperies, carpeting and floor coverings, mechanical equipment and certain furniture and fixtures is also capitalized. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. With respect to acquired properties, the Company has determined that it generally spends $1,000 per unit during its first three years of ownership to fully improve and enhance these properties to meet the Company's standards. In regard to replacement-type items described above, the Company generally expects to spend $250 per unit on an annual recurring basis.

     During the year ended December 31, 1998, total capital expenditures for the Company approximated $102 million. Of this amount, approximately $34.1 million related to capital improvements and major repairs for the 1996, 1997 and 1998 Acquired Properties. Capital improvements and major repairs for all of the Company's pre-EQR IPO properties and 1993, 1994 and 1995 Acquired Properties approximated $17.1 million, or $338 per unit. Capital spent for replacement-type items approximated $39.4 million, or $257 per unit, which is in line with the Company's expected annual recurring per unit cost. Also included in total capital expenditures was approximately $11.4 million expended for non-real estate additions such as computer software, computer equipment, and furniture and fixtures and leasehold improvements for the Company's property management offices and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for 1999 are budgeted to be approximately $110 million for all properties or $588 per unit.

     Minority Interests as of December 31, 1998 increased by $158 million when compared to December 31, 1997. The primary factors that impacted this account during the year were distributions declared to Minority Interests, which amounted to $30.8 million for the year, the allocation of its income from operations in the amount of $18.5 million, the conversion of OP Units into Common Shares, the assumption of MRY's minority interest with a market value of $40.2 million, and issuances of Common Shares and OP Units during the year.

     Total distributions paid in 1998 amounted to $404.5 million, which included certain distributions declared in the fourth quarters of 1997 and 1998. The Company paid a $0.71 per Common Share distribution on December 31, 1998 for the quarter ended December 31, 1998 to Common Shareholders and Minority Interest holders of record as of December 20, 1998.

     Subsequent to December 31, 1998 and through March 12, 1999, the Company acquired five additional properties representing 1,246 units for a total purchase price of approximately $86.6 million, including the assumption of approximately $16.9 million of mortgage indebtedness. These acquisitions were primarily funded from the proceeds obtained from the sale of certain Properties in 1998 and 1999. The Company is always seeking to acquire additional multifamily properties with physical and market

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

characteristics similar to the Properties.

     Subsequent to December 31, 1998 and through March 12, 1999, the Company disposed of six Properties for a total sales price of $64 million. These proceeds will be utilized to purchase additional Properties. The Company anticipates that it will continue to sell certain Properties in the portfolio.

     The Company expects to meet its short-term liquidity requirements, including capital expenditures relating to maintaining its existing Properties and the funding of Properties in the development stage, generally through its working capital, net cash provided by operating activities and borrowings under its lines of credit. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Company also expects to meet its long-term liquidity requirements, such as scheduled mortgage debt maturities, reduction of outstanding amounts under its lines of credit, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities including additional OP Units as well as from undistributed FFO and proceeds received from the disposition of certain Properties. In addition, the Company has certain uncollateralized Properties available for additional mortgage borrowings in the event that the public capital markets are unavailable to the Company or the cost of alternative sources of capital to the Company is too high.

     The Company has a revolving credit facility with Morgan Guaranty and Bank of America (as co-agents) to provide the Operating Partnership, with potential borrowings of up to $500 million. This credit facility matures in November 1999 and will continue to be used to fund property acquisitions and short term liquidity requirements. As of March 12, 1999, $145 million was outstanding under this facility.

     In connection with the MRY Merger, the Company assumed a second revolving credit facility with First Union Bank (as agent) with potential borrowings of up to $120 million. This credit facility matures in September 2000 and will also be used to fund property acquisitions, costs for certain Properties under development and short term liquidity requirements. As of March 12, 1999, $35 million was outstanding under this facility.

     In connection with the Wellsford Merger, the Company provided a $14.8 million credit enhancement with respect to bonds issued to finance certain public improvements at a multifamily development project. Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Company will agree to purchase up to 1,000,000 shares of WRP Newco Series A Preferred at $25.00 per share over a three-year period ending on May 30, 2000. As of March 12, 1999, no shares of WRP Newco Series A Preferred had been acquired by the Company.

     In conjunction with the MRY Merger in October 1998, the Company entered into six joint venture agreements with MRYP Spinco, the entity spun-off in the MRY Merger. The Company contributed six properties with an initial value of $52.7 million in return for a 50% ownership interest in each joint venture. In return for the spin-off of certain assets and liabilities to MRYP Spinco, the Company received (from MRYP Spinco) a Subordinated Note receivable totaling $20 million, a preferred stock investment with an initial value of $5 million and a $25 million, one year, non-revolving Senior Note receivable. At December 31, 1998 approximately $18.3 million was outstanding on the Senior Note, bearing interest at LIBOR plus 250 basis points. The Company has a potential obligation to fund up to an additional $6.7 million under the Senior Note.

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

     Part of the Company's strategy in funding the purchase of multifamily properties, excluding those Properties acquired through the Mergers, is to utilize its line of credit and to subsequently repay the line of credit from the issuance of additional equity or debt securities. Utilizing this strategy during 1997 the Company:

     . issued a total of approximately 11.9 million Common Shares through various offerings, other than issuances in connection with the acquisitions of Properties and received total net proceeds of approximately $536.8 million;
     . completed the offerings of the Series D Preferred Shares and the Series G Preferred Shares and received net proceeds of approximately $473.1 million; and
     . issued the 2017 Notes, the 2001 Notes and the 2003 Notes and received net proceeds of approximately $345.9 million.

     With respect to Property acquisitions during 1997, including the effects of the Mergers, the Company purchased 252 Properties containing 68,830 units for a total purchase price of approximately $4.1 billion, including the issuances of
25.1 million Common Shares, the assumption of EWR's minority interest with a market value of approximately $107.3 million, the liquidation value of $157.5 million for the Series E Preferred Shares and Series F Preferred Shares, the assumption of mortgage indebtedness and unsecured notes of approximately $1.3 billion and issuance of OP Units with a value of approximately $5.3 million. The cash portion of these acquisitions were primarily funded from amounts drawn on the Company's line of credit and proceeds received in connection with the transactions mentioned in the previous paragraph.

     During the year ended December 31, 1997, the Company also disposed of seven properties, a portion of one Property and a vacant land parcel, which generated net proceeds of approximately $35.8 million. Proceeds from the dispositions were ultimately applied to purchase additional Properties.

     As of December 31, 1997, the Company had total indebtedness of approximately $2.9 billion, which included mortgage indebtedness of $1.6 billion (including premiums of $3.9 million), of which $723 million represented tax exempt bond indebtedness, and unsecured debt of $1.4 billion (including net discounts and premiums in the amount of $5.7 million). During the year, the Company repaid an aggregate of $113.4 million of mortgage indebtedness on 29 of its Properties. In addition, the $100 million of floating rate notes due December 22, 1997 were repaid at maturity. These repayments were funded from the Company's line of credit or from proceeds received from the various capital transactions mentioned in previous paragraphs.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     During the year ended December 31, 1997, total capital expenditures for the Company approximated $60 million. Of this amount, approximately $9.5 million related to capital improvements and major repairs for certain of the 1995, 1996 and 1997 Acquired Properties. Capital improvements and major repairs for all of the Company's pre- EQR IPO properties and certain Acquired Properties approximated $19.4 million, or $217 per unit. Capital spent for replacement-type items approximated $21.4 million, or $239 per unit, which is in line with the Company's expected annual recurring per unit cost. Also included in total capital expenditures was approximately $9.7 million expended for non-real estate additions such as computer software, computer equipment, and furniture and fixtures and leasehold improvements for the Company's property management offices and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities.

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

YEAR 2000 ISSUE

     The year 2000 issue ("Year 2000") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive hardware and software may recognize a date using "00" as the year 1900 rather than the year 2000.
This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, collect rents, or engage in similar normal business activities.

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

     The Company anticipates that previously scheduled system upgrades to many of its IT systems will remediate any existing Year 2000 problems. The Company is currently in the process of testing and implementing the majority of its Year 2000 IT and non-IT system projects with completion anticipated during the second or third quarter of 1999. The Company has estimated that the total Year 2000 project cost will approximate $1 million, of which approximately 70% has been incurred as of December 31, 1998. During the fourth quarter of 1998, the primary focus of the Year 2000 remediation efforts was on testing and implementing existing and new IT systems and on assessing the Company's exposure regarding non-IT systems at property sites. Of the remaining $300,000 budgeted to complete the Company's Year 2000 remediation project, approximately $150,000 has been allocated to engage Year 2000 consultants to help the Company monitor its IT compliance progress and to complete final IT testing and implementation. The remaining $150,000 has been allocated to remediate non-IT systems at various property sites. The estimates are based on management's best estimates, which were derived utilizing numerous assumptions of

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 ISSUE (CONTINUED)

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

     The Company generally considers FFO to be one measure of the performance of real estate companies including an equity REIT. The resolution adopted by the Board of Governors of NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Company's calculation of FFO represents net income available to Common Shares, excluding gains on dispositions of properties, gains on early extinguishment of debt, and write-off of unamortized costs on refinanced debt, plus depreciation on real estate assets, income allocated to Minority Interests and amortization of deferred financing costs related to the Predecessor Business. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REIT's and, accordingly, may not be comparable to such other REIT's.

     For the year ended December 31, 1998, FFO increased $188.1 million representing a 69.5% increase when compared to the year ended December 31, 1997. For the year ended December 31, 1997, FFO increased by $110.5 million representing a 69% increase when compared to the year ended

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUNDS FROM OPERATIONS (CONTINUED)

December 31, 1996.

          The following is a reconciliation of net income available to Common Shares to FFO available to Common Shares and OP Units for the years ended December 31, 1998, 1997 and 1996 (amounts are in thousands):

   ----------------------------------------------------------------------------------------------------------------
                                                                      Year             Year                Year
                                                                      Ended            Ended               Ended
                                                                     12/31/98         12/31/97            12/31/96
   ----------------------------------------------------------------------------------------------------------------
   Net income available to Common Shares                        $      165,289     $     117,580      $     72,609
   Adjustments:
      Income allocated to Minority Interests                            18,529            13,260            14,299
      Depreciation on real estate assets*                              296,691           153,526            91,174
      Amortization of deferred financing
    costs related to predecessor business                                   35               235             1,075
      Write-off of unamortized costs on
        refinanced debt                                                     --                --             3,512
      Gain on disposition of properties                                (21,703)          (13,838)          (22,402)
   ----------------------------------------------------------------------------------------------------------------
   FFO available to Common Shares and OP Units                  $      458,841     $     270,763      $    160,267
   ----------------------------------------------------------------------------------------------------------------

* Includes $183,000 related to the Company's share of depreciation from unconsolidated joint ventures for the year ended December 31, 1998.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company manages its market risk by matching projected cash inflows from operating properties, financing activities and investing activities with projected cash outflows to fund debt payments, acquisitions, capital expenditures, distributions and other cash requirements. The Company also utilizes certain derivative financial instruments to limit market risk.
Interest rate protection agreements are used to convert floating rate debt to a fixed rate basis. Derivatives are used for hedging purposes rather than speculation. The Company does not enter into financial instruments for trading purposes.

     The Company has total outstanding debt of approximately $4.7 billion at December 31, 1998, of which approximately $840 million, or 18%, is floating rate debt, including the effects of any interest rate protector agreements. If market rates of interest on the Company's floating rate debt increase by 54 basis points (a 10% increase), the increase in interest expense on the Company's floating rate debt would decrease future earnings and cash flows by approximately $4.5 million. If market rates of interest on the Company's floating rate debt decrease by 54 basis points (a 10% decrease), the decrease in interest expense on the Company's floating rate debt would increase future earnings and cash flows by approximately $4.5 million.

     These amounts were determined by considering the impact of hypothetical interest rates and equity prices on the Company's financial instruments. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company's financial structure.

                                    PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements on page F-1 of this Form 10-
K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEMS 10, 11, 12 AND 13.

TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

     The information required by Item 10, Item 11, Item 12 and Item 13 are incorporated by reference to, and will be contained in, the Company's definitive proxy statement, which the Company anticipates will be filed no later than March 31, 1999, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

                                    PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)
     (1 & 2) See Index to Financial Statements and Schedules on page F-1 of this Form 10-K.

     (3)  Exhibits:

2.1++++      Agreement and Plan of Merger by and between Equity Residential
             Properties Trust and Wellsford Residential Property Trust dated as of January 16, 1997
2.2#         Articles of Merger by and between Equity Residential Properties
             Trust and Wellsford Residential Property Trust
2.3##        Agreement and Plan of Merger by and between Equity Residential
             Properties Trust and Evans Withycombe Residential, Inc. dated as of
             August 27, 1997
2.4###       Articles of Merger by and between Equity Residential Properties
             Trust and Evans Withycombe Residential, Inc.
2.5/\        Agreement and Plan of Merger and First Amendment Thereto by and
             between Equity Residential Properties Trust and Merry Land &
             Investment Company, Inc. dated as of July 8, 1998 and September 4,
             1998, respectively.
2.6/\/\      Articles of Merger by and between Equity Residential Properties
             Trust and Merry Land & Investment Company, Inc.
3.1+++       Second Amended and Restated Declaration of Trust of Equity
             Residential Properties Trust dated May 30, 1997
3.2+++       Second Amended and Restated Bylaws of Equity Residential Properties
             Trust
4.1**        Indenture, dated as of May 16, 1994, by and among the Operating
             Partnership, as obligor, the Company, as guarantor and The First
             National Bank of Chicago, as trustee in connection with 81/2%
             senior notes due May 15, 1999
4.2**        Indenture, dated October 1, 1994, between the Operating
             Partnership, as obligor and The First National Bank of Chicago, as trustee in connection with up to $500 million of debt securities
10.1***      Fifth Amended and Restated Agreement of Limited Partnership of ERP
             Operating Limited Partnership
10.2*        Agreement of Limited Partnership of Equity Residential Properties
             Management Limited Partnership
10.3****     Agreement of Limited Partnership of Equity Residential Properties
             Management Limited Partnership II
10.4*        Noncompetition Agreement (Zell)
10.5*        Noncompetition Agreement (Crocker)
10.6*        Noncompetition Agreement (Spector)
10.7*        Form of Noncompetition Agreement (other officers)
10.8*        Services Agreement between Equity Residential Properties Trust and
             Equity Group Investments, Inc.
10.9*        Form of Property Management Agreement (REIT properties)
10.10**      Form of Property Management Agreement (Non-REIT properties)
10.11+       Amended and Restated Master Reimbursement Agreement, dated as of
             November 1, 1996 by and between Federal National Mortgage
             Association and EQR-Bond Partnership
10.12++      Second Amended and Restated Revolving Credit Agreement, dated as of
             September 9, 1997 among the Operating Partnership and Morgan
             Guaranty Trust Company of New York, as lead agent, Bank of America
             National Trust and Savings Association, as co-lead agent, The First
             National Bank of Chicago, as co-agent, U.S. Bank National
             Association f/k/a and d/b/a First Bank National Association, as co-
             agent and NationsBank of Texas, N.A., as co-agent
10.13####    Consulting Agreement dated August 27, 1997 between Equity
             Residential Properties Management Limited Partnership and Stephen
             O. Evans

                                    PART IV

10.14####    Employment Agreement dated August 27, 1997 between Equity
             Residential Properties Management Limited Partnership and Richard
             G. Berry
10.15        Amendment No. 1 to Amended and Restated Agreement of Limited
             Partnership of Evans Withycombe Residential, LP
12           Computation of Ratio of Earnings to Fixed Charges
21           List of Subsidiaries of Equity Residential Properties Trust
23.1         Consent of Ernst & Young LLP.
24.1         Power of Attorney for John W. Alexander dated March 12, 1999
24.2         Power of Attorney for James D. Harper, Jr. dated March 12, 1999
24.3         Power of Attorney for Errol R. Halperin dated March 12, 1999
24.4         Power of Attorney for B. Joseph White dated March 12, 1999
24.5         Power of Attorney for Henry H. Goldberg dated March 12, 1999
24.6         Power of Attorney for Edward Lowenthal dated March 12, 1999
24.7         Power of Attorney for Jeffrey H. Lynford dated March 12, 1999
24.8         Power of Attorney for Stephen O. Evans dated March 12, 1999
24.9         Power of Attorney for Boone A. Knox dated March 12, 1999
24.10        Power of Attorney for Michael N. Thompson dated March 12, 1999
_______________

* Included as an exhibit to the Company's Form S-11 Registration Statement, File No. 33-63158, and incorporated herein by reference.
** Included as an exhibit to the Operating Partnership's Form 10/A, dated December 12, 1994, File No. 0-24920, and incorporated herein by reference.
*** Included as an exhibit to the Operating Partnership's Form 8-K/A dated July 23, 1998, filed on August 18, 1998.
**** Included as an exhibit to the Company's Form 10-K for the year ended
     December 31, 1994.
+ Included as an exhibit to the Company's Form 10-K for the year ended December 31, 1996.
++ Included as an exhibit to the Company's Form 8-K dated September 10, 1997, filed on September 10, 1997.
+++ Included as an exhibit to the Company's Form 8-K dated May 30, 1997, filed on June 5, 1997.
++++ Included as an exhibit to the Company's Form 8-K dated January 16, 1997, filed on January 17, 1997.
#    Included as Appendix B in the Company's Form S-4 filed on April 29, 1997.
## Included as an exhibit to the Company's Form 8-K dated August 27, 1997, filed on August 29, 1997.
###  Included as Appendix B in the Company's Form S-4 filed on September 18,
     1997.
#### Included as an exhibit to the Company's Form S-4 filed on September 18,
     1997.
/\   Included as Appendix A in the Company's Form S-4 filed on September 14,
     1998.
/\/\ Included as Appendix B in the Company's Form S-4 filed on September 14,
     1998.

(b)  Reports on Form 8-K:

A Report on Form 8-K dated October 19, 1998, reporting the approval of and the completion of the merger between Equity Residential Properties Trust and Merry Land & Investment Company, Inc.

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


                                      EQUITY RESIDENTIAL PROPERTIES TRUST




Date: March 12, 1999                    By: /s/   Douglas Crocker II
      --------------                        ----------------------------------
                                                  Douglas Crocker II
                                           President, Chief Executive Officer,
                                             Trustee and *Attorney-in-Fact



Date: March 12, 1999                    By: /s/     David J. Neithercut
      --------------                        ----------------------------------
                                                    David J. Neithercut
                                             Executive Vice-President and
                                               Chief Financial Officer


Date: March 12, 1999                    By: /s/     Michael J. McHugh
      --------------                        ----------------------------------
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


Date: March 12, 1999                    By:  /s/      Samuel Zell
      ---------------                        ---------------------------------
                                                      Samuel Zell
                                             Chairman of the Board of Trustees


Date: March 12, 1999                    By:  /s/       Gerald A. Spector
      --------------                         ---------------------------------
                                                       Gerald A. Spector
                                              Executive Vice-President, Chief
                                               Operating Officer and Trustee


Date: March 12, 1999                    By:  /s/       Sheli Z. Rosenberg
      --------------                         ---------------------------------
                                                       Sheli Z. Rosenberg
                                                            Trustee

                                    PART IV

                             --------------------


Date: March 12, 1999                    By:  /s/       James D. Harper
      --------------                         ---------------------------------
                                                      James D. Harper
                                                          Trustee


Date: March 12, 1999                    By:  /s/       Errol R. Halperin
      --------------                         ---------------------------------
                                                       Errol R. Halperin
                                                            Trustee


Date: March 12, 1999                    By:  /s/      John W. Alexander
      --------------                         ---------------------------------
                                                      John W. Alexander
                                                           Trustee


Date: March 12, 1999                    By:  /s/       B. Joseph White
      --------------                         ---------------------------------
                                                       B. Joseph White
                                                          Trustee


Date: March 12, 1999                    By:  /s/      Henry H. Goldberg
      --------------                         ---------------------------------
                                                      Henry H. Goldberg
                                                          Trustee



Date: March 12, 1999                    By:  /s/      Jeffrey H. Lynford
      --------------                         ---------------------------------
                                                      Jeffrey H. Lynford
                                                            Trustee


Date: March 12, 1999                    By:  /s/       Edward Lowenthal
      --------------                         ---------------------------------
                                                       Edward Lowenthal
                                                           Trustee


Date: March 12, 1999                    By:  /s/       Stephen O. Evans
      --------------                         ---------------------------------
                                                       Stephen O. Evans
                                                            Trustee



Date: March 12, 1999                    By:  /s/        Boone A. Knox
      --------------                         ---------------------------------
                                                        Boone A. Knox
                                                           Trustee



Date: March 12, 1999                    By:  /s/      Michael N. Thompson
      --------------                         ---------------------------------
                                                      Michael N. Thompson
                                                           Trustee

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                      EQUITY RESIDENTIAL PROPERTIES TRUST





                                                                   PAGE
                                                                   ----

FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

      Report of Independent Auditors..............................  F-2

      Consolidated Balance Sheets as of
         December 31, 1998 and 1997...............................  F-3

      Consolidated Statements of Operations for
         the years ended December 31, 1998, 1997 and 1996.........  F-4

      Consolidated Statements of Cash Flows for
         the years ended December 31, 1998, 1997 and 1996.........  F-5 to F-6

      Consolidated Statements of Changes in Shareholders' Equity
         for the years ended December 31, 1998, 1997 and 1996.....  F-7

      Notes to Consolidated Financial Statements..................  F-8 to F-52

SCHEDULE FILED AS PART OF THIS REPORT

      Schedule III - Real Estate and Accumulated Depreciation.....  S-1 to S-12

                        REPORT OF INDEPENDENT AUDITORS




To the Board of Trustees and Shareholders
Equity Residential Properties Trust

We have audited the accompanying consolidated balance sheets of Equity Residential Properties Trust (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Residential Properties Trust at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                           ERNST & YOUNG LLP



Chicago, Illinois
February 17, 1999
except for Note 24, as to which the date is March 5, 1999

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

                                                                                             DECEMBER 31,              DECEMBER 31,
                                                                                                 1998                      1997
                                                                                          -------------------      -----------------
ASSETS
Investment in real estate
  Land                                                                                  $          1,326,148       $       791,980
  Depreciable property                                                                             9,519,579             6,293,415
  Construction in progress                                                                            96,336                36,040
                                                                                          -------------------        ---------------
                                                                                                  10,942,063             7,121,435
  Accumulated depreciation                                                                          (718,491)             (444,762)
                                                                                          -------------------        ---------------
       Investment in real estate, net of accumulated depreciation                                 10,223,572             6,676,673

Real estate held for disposition                                                                      29,886                     -
Cash and cash equivalents                                                                              3,965                33,295
Investment in mortgage notes, net                                                                     88,041               176,063
Rents receivable                                                                                       4,758                 3,302
Deposits - restricted                                                                                 69,339                36,374
Escrow deposits - mortgage, net                                                                       68,725                44,864
Deferred financing costs, net                                                                         27,569                23,092
Other assets                                                                                         184,405               100,968
                                                                                          -------------------        ---------------
       TOTAL ASSETS                                                                     $         10,700,260       $     7,094,631
                                                                                          ===================        ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable                                                                $          2,341,011       $     1,582,559
  Notes, net                                                                                       2,049,516             1,130,764
  Lines of credit                                                                                    290,000               235,000
  Accounts payable and accrued expenses                                                              100,926                67,699
  Accrued interest payable                                                                            46,176                28,048
  Rents received in advance and other liabilities                                                     54,616                38,750
  Security deposits                                                                                   37,439                28,193
  Distributions payable                                                                               18,755                20,223
                                                                                          -------------------        ---------------
       Total liabilities                                                                           4,938,439             3,131,236
                                                                                          -------------------        ---------------
Commitments and contingencies

Minority Interests                                                                                   431,374               273,404
                                                                                          -------------------        ---------------
Shareholders' equity:
   Preferred Shares of beneficial interest,  $.01 par value;  100,000,000 shares authorized,  29,097,951  shares issued and outstanding as of December 31,
       1998 and 15,343,500
       shares issued and outstanding as of December 31, 1997                                       1,410,574             1,041,713
   Common Shares of beneficial interest, $.01 par value,
       350,000,000 shares authorized, 118,230,009 shares issued
       and outstanding as of December 31, 1998 and 89,085,265
       shares issued and outstanding as of December 31, 1997                                           1,182                   891
   Paid in capital                                                                                 4,169,102             2,785,661
   Employee notes                                                                                     (4,873)               (5,145)
   Distributions in excess of accumulated earnings                                                  (245,538)             (133,129)
                                                                                          -------------------        ---------------
       Total shareholders' equity                                                                  5,330,447             3,689,991
                                                                                          -------------------        ---------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $         10,700,260       $     7,094,631
                                                                                          ===================        ===============

                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------------------------------
                                                                            1998                    1997                   1996
                                                                   -----------------------------------------------------------------
REVENUES
  Rental income                                                    $      1,293,560        $        707,733       $         454,412
  Fee and asset management                                                    5,622                   5,697                   6,749
  Interest income - investment in mortgage notes                             18,564                  20,366                  12,819
  Interest and other income                                                  19,703                  13,525                   4,405
                                                                   -----------------       -----------------      ------------------
        Total revenues                                                    1,337,449                 747,321                 478,385
                                                                   -----------------       -----------------      ------------------

EXPENSES
  Property and maintenance                                                  326,567                 176,075                 127,172
  Real estate taxes and insurance                                           126,009                  69,520                  44,128
  Property management                                                        52,705                  26,793                  17,512
  Fee and asset management                                                    4,207                   3,364                   3,837
  Depreciation                                                              301,869                 156,644                  93,253
  Interest:
         Expense incurred                                                   246,585                 121,324                  81,351
         Amortization of deferred financing costs                             2,757                   2,523                   4,242
  General and administrative                                                 21,718                  15,064                   9,857
                                                                   -----------------       -----------------      ------------------
        Total expenses                                                    1,082,417                 571,307                 381,352
                                                                   -----------------       -----------------      ------------------

Income before gain on disposition of properties,
  extraordinary item and allocation to Minority Interests                   255,032                 176,014                  97,033
 Gain on disposition of properties, net                                      21,703                  13,838                  22,402
                                                                   -----------------       -----------------      ------------------
Income before extraordinary item and allocation
  to Minority Interests                                                     276,735                 189,852                 119,435
 Write-off of unamortized costs on refinanced debt                                -                       -                  (3,512)
                                                                   -----------------       -----------------      ------------------
Income before allocation to Minority Interests                              276,735                 189,852                 115,923
Income allocated to Minority Interests                                      (18,529)                (13,260)                (14,299)
                                                                   -----------------       -----------------      ------------------
Net income                                                                  258,206                 176,592                 101,624
Preferred distributions                                                     (92,917)                (59,012)                (29,015)
                                                                   -----------------       -----------------      ------------------
Net income available to Common Shares                              $        165,289        $        117,580       $          72,609
                                                                   =================       =================      ==================
Weighted average Common Shares outstanding                                  100,370                  65,729                  42,586
                                                                   =================       =================      ==================
Distributions declared per Common Share outstanding                $           2.72        $           2.55       $            2.40
                                                                   =================       =================      ==================
Tax treatment of distributions (unaudited)
  Ordinary income                                                  $           2.14        $           2.24       $            1.88
                                                                   =================       =================      ==================
  Return of capital                                                $           0.52        $           0.26       $            0.43
                                                                   =================       =================      ==================
  Long-term capital gain                                           $           0.01        $           0.05       $            0.09
                                                                   =================       =================      ==================
  Unrecaptured section 1250 gain                                   $           0.05        $              -       $               -
                                                                   =================       =================      ==================
Net income per weighted average Common Share outstanding           $           1.65        $           1.79       $            1.70
                                                                   =================       =================      ==================
Net income per weighted average Common Share
outstanding - assuming dilution                                    $           1.63        $           1.76       $            1.69
                                                                   =================       =================      ==================

                            See accompanying notes.
                                      F-4

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)

                                                                                                     YEAR ENDED DECEMBER 31,
                                                                                             --------------------------------------
                                                                                                  1998           1997      1996
                                                                                             --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                 $   258,206    $  176,592   $101,624
  Adjustments to reconcile net income to net cash provided by operating activities:
     Income allocated to Minority Interests                                                       18,529        13,260     14,299
     Depreciation                                                                                301,869       156,644     93,253
     Amortization of deferred financing costs (including discounts and premiums on debt)             799         2,170      4,558
     Amortization of discount on investment in mortgage notes                                     (3,015)       (3,100)      (613)
     Gain on disposition of properties, net                                                      (21,703)      (13,838)   (22,402)
     Write-off of unamortized costs on refinanced debt                                               -             -        3,512
     Changes in assets and liabilities:
        (Increase) in rents receivable                                                            (1,456)       (1,373)      (409)
        (Increase) in deposits - restricted                                                      (13,147)      (23,183)      (556)
        (Increase) decrease in other assets                                                       (8,787)      (13,708)       158
        (Decrease) increase in accounts payable and accrued expenses                              (3,601)       20,235      9,901
        Increase in accrued interest payable                                                       7,546        12,224      4,383
        (Decrease) increase in rents received in advance and other liabilities                    (2,077)       12,112      3,222
                                                                                             ------------   -----------  ----------
     Net cash provided by operating activities                                                   533,163       338,035    210,930
                                                                                             ------------   -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate, net                                                                (992,348)   (1,190,380)  (641,015)
  Improvements to real estate                                                                    (90,608)      (50,246)   (33,001)
  Additions to non-real estate property                                                          (11,412)       (9,754)    (2,347)
  Net proceeds from disposition of real estate                                                   174,796        35,758     40,093
  Purchase of management contract rights                                                            (119)       (5,000)       -
  (Increase) decrease in mortgage deposits                                                       (20,499)      (25,521)     1,311
  Deposits on real estate acquisitions                                                           (18,451)        7,946     (1,809)
  Decrease (increase) in investment in mortgage notes, net                                         2,853       (86,367)     1,171
  Investment in limited partnerships                                                             (23,946)       (6,900)       -
  Costs related to Mergers                                                                       (50,139)     (176,908)       -
  Other investing activities                                                                     (17,503)      (42,852)       (58)
                                                                                             ------------   -----------  ----------
     Net cash (used for) investing activities                                                 (1,047,376)   (1,550,224)  (635,655)
                                                                                             ------------   -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of Common Shares                                                            426,058       540,010    489,139
  Common Shares repurchased                                                                      (94,705)          -          -
  Proceeds from sale of Preferred Shares                                                             -         491,250    115,000
  Proceeds from exercise of options                                                               14,482         4,999      4,028
  Proceeds from sale of 2026 Notes                                                                   -             -      150,000
  Proceeds from sale of 2001 Notes, net of discount                                                  -         149,684        -
  Proceeds from sale of 2003 Notes, net of discount                                                  -          49,916        -
  Proceeds from sale of 2017 Notes, net of discount                                                  -         148,703        -
  Proceeds from sale of 2015 Notes, net of discount                                              298,125           -          -
  Proceeds from sale of August 2003 Notes, net of discount                                        99,650           -          -
  Proceeds from sale of 2000 Notes, net of discount                                              144,452           -          -
  Proceeds from option to remarket the 2015 Notes                                                  8,130           -          -
  Net proceeds from mortgage note issuance                                                       223,491           -          -
  Payoff MRY unsecured notes                                                                    (120,000)          -          -
  Principal repayment on the Floating Rate Notes                                                              (100,000)       -
  Redemption of Preference Units                                                                     -             -       (1,083)
  Payment of offering costs                                                                      (12,370)      (22,470)   (10,415)
  Distributions to Common Share and Preferred Share owners                                      (373,767)     (267,253)  (121,860)
  Distributions to Minority Interests                                                            (30,752)      (24,829)   (20,444)
  Principal receipts on employee notes                                                               272           269         76
  Proceeds from restructuring of tax-exempt bond investments                                         -           9,350    112,209
  Repayments on line of credit                                                                  (881,000)     (207,500)  (342,000)
  Proceeds from line of credit                                                                   859,000       442,500    250,000
  Principal payments on mortgage notes payable                                                   (76,409)     (120,546)   (60,706)
  Loan and bond acquisition costs                                                                 (7,372)      (10,799)    (9,111)
  Increase in security deposits                                                                    7,598         7,819      3,735
  Other financing activities                                                                         -           7,110        -
                                                                                             ------------   -----------  ----------
     Net cash provided by financing activities                                                   484,883     1,098,213    558,568
                                                                                             ------------   -----------  ----------
Net (decrease) increase in cash and cash equivalents                                             (29,330)     (113,976)   133,843
Cash and cash equivalents, beginning of year                                                      33,295       147,271     13,428
                                                                                             ------------   -----------  ----------
Cash and cash equivalents, end of year                                                       $     3,965    $   33,295   $147,271
                                                                                             ============   ===========  ==========

                            See accompanying notes.

                     EQUITY RESIDENTIAL PROPERTIES TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (AMOUNTS IN THOUSANDS)


                                                                                                YEAR ENDED DECEMBER 31,
                                                                                     ---------------------------------------------
                                                                                        1998             1997             1996
                                                                                     ---------------------------------------------
SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest                                               $  234,318       $  109,100       $   76,968
                                                                                     ===========      ===========      ===========

Interest capitalized to real estate developments                                     $    1,620       $        -       $        -
                                                                                     ===========      ===========      ===========

Mortgage loans assumed and/or entered into through acquisitions of real estate       $  459,820       $  597,245       $  142,237
                                                                                     ===========      ===========      ===========

Net real estate contributed in exchange for Common Shares                            $        -       $  185,994       $        -
                                                                                     ===========      ===========      ===========

Net real estate contributed in exchange for OP Units or Preference Units             $  169,834       $    5,335       $      440
                                                                                     ===========      ===========      ===========

Real estate assumed through foreclosure                                              $        -       $        -       $   10,854
                                                                                     ===========      ===========      ===========

Transfers to real estate held for disposition                                        $   29,886       $        -       $        -
                                                                                     ===========      ===========      ===========

Investment in mortgage notes converted to investment in real estate                  $   88,184       $        -       $        -
                                                                                     ===========      ===========      ===========

Refinancing of mortgage notes payable in favor of notes, net                         $   35,600       $        -       $        -
                                                                                     ===========      ===========      ===========

Liabilities assumed net of assets acquired through Mergers                           $   42,955       $   33,237       $        -
                                                                                     ===========      ===========      ===========

Mortgage loans assumed through Mergers                                               $  184,587       $  333,966       $        -
                                                                                     ===========      ===========      ===========

Unsecured notes assumed through Mergers                                              $  461,956       $  383,954       $        -
                                                                                     ===========      ===========      ===========

Line of credit assumed through Mergers                                               $   77,000       $        -       $        -
                                                                                     ===========      ===========      ===========

Market value of Common Shares issued through Mergers                                 $1,010,723       $  945,312       $        -
                                                                                     ===========      ===========      ===========

Market value of OP Units issued through Mergers                                      $   40,155       $  107,270       $        -
                                                                                     ===========      ===========      ===========

Liquidation value of Preferred Shares redesignated through Mergers                   $  369,109       $  157,495       $        -
                                                                                     ===========      ===========      ===========

                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (AMOUNTS IN THOUSANDS)

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------------------
                                                                                       1998              1997               1996
                                                                              -----------------------------------------------------
PREFERRED SHARES

Balance, beginning of year                                                       $  1,041,713       $   393,000       $    278,000
   Issuance of 9 1/8% Series C Cumulative Redeemable                                        -                 -            115,000
   Issuance of 8.60% Series D Cumulative Redeemable                                         -           175,000                  -
   Issuance of Series E Cumulative Convertible                                              -            99,995                  -
   Issuance of 9.65% Series F Cumulative Redeemable                                         -            57,500                  -
   Issuance of 7 1/4% Series G Convertible Cumulative                                       -           316,250                  -
   Issuance of 7.00% Series H Cumulative Convertible                                    4,124                 -                  -
   Issuance of 8.82% Series I Cumulative Convertible                                  100,000                 -                  -
   Issuance of 8.60% Series J Cumulative Convertible                                  114,985                 -                  -
   Issuance of 8.29% Series K Cumulative Redeemable                                    50,000                 -                  -
   Issuance of 7.625% Series L Cumulative Redeemable                                  100,000                 -                  -
   Conversion of Series E Cumulative Convertible                                          (38)              (32)                 -
   Conversion of 7.00% Series H Cumulative Convertible                                   (210)                -                  -
                                                                                 --------------     ------------      -------------
Balance, end of year                                                             $  1,410,574       $ 1,041,713       $    393,000
                                                                                 ==============     ============      =============

COMMON SHARES, $.01 PAR VALUE

Balance, beginning of year                                                       $        891       $       512       $        350
   Issuance of Common Shares through proceeds from offerings                               74               159                144
   Issuance of Common Shares in connection with Mergers and acquisitions                  218               211                  -
   Issuance of Common Shares through conversion of OP Units into
     Common Shares                                                                          7                 6                 16
   Issuance of Common Shares through exercise of options and
     restricted share grants                                                                5                 2                  2
   Issuance of Common Shares through Share Purchase - DRIP Plan                            10                 -                  -
   Issuance of Common Shares through Employee Share Purchase Plan                           1                 1                  -
   Common Shares repurchased                                                              (24)                -                  -
                                                                                 --------------     ------------      -------------
Balance, end of year                                                             $      1,182       $       891       $        512
                                                                                 ==============     ============      =============

PAID IN CAPITAL

Balance, beginning of year                                                       $  2,785,661       $ 1,147,214       $    652,829
   Issuance of Common Shares through proceeds from offerings, net                     358,016           533,111            481,390
   Issuance of Common Shares in connection with Mergers and acquisitions            1,010,505         1,131,095                  -
   Issuance of Common Shares through conversion of OP Units into
      Common Shares                                                                    19,799            11,267             27,651
   Issuance of Common Shares through exercise of options and
      restricted share grants                                                          14,477             6,739              4,026
   Issuance of Common Shares through Share Purchase - DRIP Plan                        50,674                 -                  -
   Issuance of Common Shares through Employee Share Purchase Plan                       3,691             3,245              1,201
   Issuance of Common Shares through Dividend Reinvestment - DRIP Plan                    419                 -                  -
   Issuance of Common Shares through 401(k) Plan                                          803               583                327
   Issuance of Common Shares through conversion of Preferred
      Shares into Common Shares                                                           248                32                  -
   Common Shares repurchased                                                          (94,681)                -                  -
   Offering costs associated with Preferred Shares                                          -           (18,976)            (4,011)
   Adjustment for Minority Interests ownership in
      Operating Partnership                                                            19,490           (28,649)           (16,199)
                                                                                 --------------     ------------      -------------
Balance, end of year                                                             $  4,169,102       $ 2,785,661       $  1,147,214
                                                                                 ==============     ============      =============

EMPLOYEE NOTES

Balance, beginning of year                                                       $     (5,145)      $    (5,255)      $     (5,331)
   Principal receipts                                                                     272               110                 76
                                                                                 --------------     ------------      -------------
Balance, end of year                                                             $     (4,873)      $    (5,145)      $     (5,255)
                                                                                 ==============     ============      =============

DISTRIBUTIONS IN EXCESS OF ACCUMULATED EARNINGS

Balance, beginning of year                                                       $   (133,129)      $   (76,641)      $    (41,331)
   Net income                                                                         258,206           176,592            101,624
   Preferred distributions                                                            (92,917)          (59,012)           (29,015)
   Distributions on Common Shares                                                    (277,698)         (174,068)          (107,919)
                                                                                 --------------     ------------      -------------
Balance, end of year                                                             $   (245,538)      $  (133,129)      $    (76,641)
                                                                                 ==============     ============      =============

                            See accompanying notes.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND FORMATION OF THE COMPANY

   Equity Residential Properties Trust, formed in March 1993, ("EQR"), is a self-administered and self-managed equity real estate investment trust ("REIT"). As used herein, the term "Company" means EQR, and its subsidiaries, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger"), Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger") and Merry Land & Investment Company, Inc. ("MRY") (the "MRY Merger") (see Note 3). The Company has elected to be taxed as a REIT under Section 856(c) of the Internal Revenue Code 1986, as amended (the "Code"). As a result, the Company generally will not be subject to Federal income tax to the extent it distributes 95% of its taxable income to its shareholders. REIT's are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any year, its taxable income may be subject to income tax at regular corporate rates (including any applicable alternative minimum tax). Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and excise taxes on its undistributed income.

   The Company is engaged in the acquisition, disposition, ownership, management and operation of multifamily properties. As of December 31, 1998, the Company controlled a portfolio of 654 multifamily properties (individually a "Property" and collectively the "Properties") containing 187,002 apartment units. The Company's interest in six of these Properties at the time of acquisition thereof consisted solely of ownership of debt collateralized by such Properties. The Company also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties and an investment in six joint ventures consisting of six properties (collectively, the "Additional Properties"). The Properties and Additional Properties are located throughout the United States in the following 35 states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin.

   The Company has formed a series of partnerships (the "Financing Partnerships") which beneficially own certain Properties encumbered by mortgage indebtedness. In general, these are structured so that ERP Operating Limited Partnership (the "Operating Partnership"), a subsidiary of EQR, owns a 1% limited partner interest and a 98% general partner interest in each with the remaining 1% general partner interest in each Financing Partnership is owned by various qualified REIT subsidiaries wholly owned by the Company (each a "QRS Corporation"). Rental income from the Properties that are beneficially owned by a Financing Partnership is used first to service the applicable mortgage debt and pay other operating expenses and any excess is then distributed 1% to the applicable QRS Corporation, as the general partner of such Financing Partnership, and 99% to the Operating Partnership, as the sole 1% limited partner and as the 98% general partner. The Company has also formed a series of limited liability companies that own certain Properties and one that has an investment in partnership interests and subordinated mortgages collateralized by 21 of the Additional Properties (collectively, the "LLCs"). The Operating Partnership is a 99% managing member of each LLC and a QRS Corporation is a 1% member of each LLC.

                   EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


   As of December 31, 1998, 700 Properties were managed by either Equity Residential Properties Management Limited Partnership, the successor to the multifamily residential management services (the "Management Business") contributed by Equity Properties Management Corp. ("EPMC") contemporaneously with the Company's initial public offering (the "EQR IPO"), or Equity Residential Properties Management Limited Partnership II (collectively, the "Management Partnerships"). The Management Partnerships collect a property management fee consistent with a reasonable arms-length charge for the performance of such services. The sole general partner of the Management Partnerships with a 1% interest is the Operating Partnership. The sole limited partners of the Management Partnerships are Equity Residential Properties Management Corp. ("Management Corp.") and Equity Residential Properties Management Corp. II ("Management Corp. II"), respectively, and each has a 99% interest in the respective partnership.

2. BASIS OF PRESENTATION

   The Wellsford Merger, the EWR Merger and the MRY Merger (collectively, the "Mergers") were treated as purchases in accordance with Accounting Principles Board Opinion No. 16. The fair value of the consideration given by the Company in the Mergers was used as the valuation basis for each of the combinations. The assets acquired and the liabilities assumed of Wellsford were recorded at their relative fair values as of May 30, 1997 (the "Wellsford Closing Date"). The assets acquired and the liabilities assumed of EWR were recorded at their relative fair values as of December 23, 1997 (the "EWR Closing Date"). The assets acquired and the liabilities assumed of MRY were recorded at their relative fair values as of October 19, 1998 (the "MRY Closing Date"). The accompanying consolidated statements of operations and cash flows include the results of the Properties purchased through the Mergers from their respective closing dates.

   Due to the Company's ability as general partner to control either through ownership or by contract the Operating Partnership, the Management Partnerships, the Financing Partnerships, the LLCs and Merry Land DownREIT I LP, each such entity has been consolidated with the Company for financial reporting purposes. In regard to Management Corp., Management Corp. II, Evans Withycombe Management, Inc. and ML Services, Inc., the Company does not have legal control; however, these entities are consolidated for financial reporting purposes, the effects of which are immaterial. Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year presentation.

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

   On the Wellsford Closing Date, 72 Properties containing 19,004 units and other related assets were acquired for a total purchase price of approximately $1 billion. The purchase price consisted of 10.8 million common shares of beneficial interest, $.01 par value per share ("Common Shares") issued by the Company with a market value of $443.7 million, the liquidation value of $157.5 million for the Series E Preferred Shares and the Series F Preferred Shares, the assumption of mortgage indebtedness and unsecured notes in

                   EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

the amount of $345 million, the assumption of other liabilities of approximately $33.5 million and other merger related costs of approximately $23.4 million.

   On the EWR Closing Date, 53 Properties containing 15,331 units and three Properties under construction or expansion containing 953 units and other related assets were acquired for a total purchase price of approximately $1.2 billion. In connection with the EWR Merger, as of the EWR Closing Date, each outstanding common share of beneficial interest of EWR was converted into .50 of a Common Share of the Company. The purchase price consisted of 10.3 million Common Shares issued by the Company with a total market value of approximately $501.6 million, the assumption of EWR's minority interest with a market value of approximately $107.3 million, the assumption of mortgage indebtedness and unsecured notes in the amount of $498 million, the assumption of other liabilities of approximately $28.2 million and other EWR Merger related costs of approximately $16.7 million.

   In connection with the MRY Merger, each outstanding common share of beneficial interest of MRY was converted into 0.53 of a Common Share of the Company. In addition, MRY spun-off certain assets and liabilities to Merry Land Properties, Inc. ("MRYP Spinco"). As partial consideration for the transfer, the Company extended a $25 million, one year, non-revolving Senior Debt Agreement to MRYP Spinco. At December 31, 1998, approximately $18.3 million was outstanding, bearing interest at LIBOR plus 250 basis points.

   In addition, MRY Series A Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as the Company's 164,951 Series H Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series H Preferred Shares"), the MRY Series B Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as the Company's 4,000,000 Series I Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series I Preferred Shares"), the MRY Series C Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as the Company's 4,599,400 Series J Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series J Preferred Shares"), the MRY Series D Cumulative Redeemable Preferred Shares of Beneficial Interest were redesignated as the Company's 1,000,000 Series K Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series K Preferred Shares") and the MRY Series E Cumulative Redeemable Preferred Shares of Beneficial Interest were redesignated as the Company's 4,000,000 Series L Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series L Preferred Shares").

   On the MRY Closing Date, 108 Properties containing 32,315 units, four Properties under construction or expansion expected to contain 1,378 units, six Additional Properties that represent an investment in six joint ventures containing 1,297 units and other related assets were acquired for a total purchase price of approximately $2.2 billion. The purchase price consisted of
21.8 million Common Shares issued by the Company with a market value of $1 billion, the assumption of MRY's minority interest with a market value of approximately $40.2 million, the liquidation value of $369.1 million for the Series H Preferred Shares, the Series I Preferred Shares, the Series J Preferred Shares, the Series K Preferred Shares and the Series L Preferred Shares, the assumption of mortgage indebtedness, unsecured notes and a line of credit in the amount of $723.5 million, the assumption of other liabilities of approximately $46.5 million and other merger related costs of approximately $52 million.

   All of the amounts stated in the previous paragraphs are based on management's current best estimates, which are subject to adjustment within one year of the respective closing dates.

                   EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


4. SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

    In January 1996, the Company completed an offering of 1,725,000 registered Common Shares, which were sold at a net price of $29.375 per share (the "January 1996 Common Share Offering") and received net proceeds of approximately $50.7 million in connection therewith.

    Also in January 1996, the Company filed with the SEC a Form S-3 Registration Statement to register 1,676,423 Common Shares which may be sold by the holders thereof or by holders of partnership interests ("OP Units") upon the issuance of Common Shares in exchange for such OP Units.

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

                   EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

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

    On November 3, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register 7,000,000 Common Shares pursuant to a Distribution Reinvestment and Share Purchase Plan. This registration statement was declared effective on November 25, 1997. The Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan") of the Company provides holders of record and beneficial owners of Common Shares, Preferred Shares, and limited partnership interests in the Operating Partnership with a simple and convenient method of investing cash distributions in additional Common Shares (which is referred to herein as the "Dividend Reinvestment DRIP Plan"). Common Shares may also be purchased on a monthly basis with optional cash payments made by participants in the DRIP Plan and interested new investors, not currently shareholders of the Company, at the market price of the Common Shares less a discount ranging between 0% and 5% (as determined in accordance with the DRIP Plan)(which is referred to herein as the "Share Purchase DRIP Plan").

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

    During 1998, the Company issued 93,521 Common Shares pursuant to the Employee Share Purchase Plan and received net proceeds of approximately $3.7 million.

    During 1998, the Company issued 1,023,184 Common Shares pursuant to the Share Purchase DRIP Plan and received net proceeds of approximately $50.7 million.

                   EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

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

   On September 20, 1998, the Company completed its repurchase of 2,367,400 of its Common Shares of beneficial interest, on the open market, for an average price of $40 per share. The purchases were made between August 5 and September 17, 1998. The Company paid approximately $94.7 million in connection therewith. These shares were subsequently retired.

   The following table presents the changes in the Company's issued and outstanding Common Shares for the years ended December 31, 1998, 1997 and 1996 (excluding OP Units and Junior Convertible Preference Units of 13,286,555, 9,592,590 and 7,858,228 outstanding at December 31, 1998, 1997 and 1996, respectively):

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

---------------------------------------------------------------------------------------------------------------------------
                                                                                   1998            1997           1996
---------------------------------------------------------------------------------------------------------------------------
Common Shares outstanding at January 1,                                           89,085,265     51,154,836     35,011,715

Common Shares Issued:
--------------------
January 1998 Common Share Offering                                                 4,000,000             --             --
February 1998 Common Share Offerings                                               1,988,340             --             --
March 1998 Common Share Offering                                                     495,663             --             --
April 1998 Common Share Offering                                                     946,565             --             --
Conversion of MRY common shares                                                   21,801,612             --             --
March 1997 Common Share Offerings                                                         --      1,921,000             --
June 1997 Common Share Offerings                                                          --      8,992,023             --
September 1997 Common Share Offering                                                      --        498,000             --
October 1997 Common Share Offering                                                        --      3,315,500             --
December 1997 Common Share Offerings                                                      --      1,204,018             --
Conversion of Wellsford common shares                                                     --     10,823,016             --
Conversion of EWR common shares                                                           --     10,288,583             --
Conversion of Series E Preferred Shares                                                  834            723             --
Conversion of Series H Preferred Shares                                                6,078             --             --
January 1996 Common Share Offering                                                        --             --      1,725,000
February 1996 Common Share Offering                                                       --             --      2,300,000
May 1996 Common Share Offerings                                                           --             --      3,637,687
September 1996 Common Share Offering                                                      --             --      2,272,728
December 1996 Common Share Offerings                                                      --             --      4,440,000
Employee Share Purchase Plan                                                          93,521         84,183         39,458
Dividend Reinvestment - DRIP Plan                                                     10,230             --             --
Share Purchase - DRIP Plan                                                         1,023,184             --             --
Exercise of options                                                                  431,174        180,138        150,840
Restricted share grants                                                               59,060         28,246         21,879
Conversion of OP Units                                                               640,337        582,185      1,545,866
Profit-sharing contribution/401(k) Plan                                               15,980         13,140         10,001

Common Shares Other:
-------------------
Common Shares repurchased                                                         (2,367,400)            --             --
Common Shares other                                                                     (434)          (326)          (338)
---------------------------------------------------------------------------------------------------------------------------
COMMON SHARES OUTSTANDING AT DECEMBER 31,                                       118,230,009      89,085,265     51,154,836
---------------------------------------------------------------------------------------------------------------------------

     Assuming conversion of all OP Units and Junior Convertible Preference Units, total Common Shares outstanding at December 31, 1998 would have been 131,516,564. As of December 31, 1998, the Minority Interests held 13,286,555 OP Units, which includes units held by minority interest owners in Merry Land Down REIT I LP, which were converted to 180,585 OP Units subsequent to December 31, 1998. This amount represented a 10.10% interest in the Operating Partnership. As of December 31, 1997, the Minority Interests held 9,592,590 OP Units, which represented a 9.72% interest in the Operating Partnership

     The Company paid a $0.67, $0.67, $0.67 and $0.71 per Common Share distribution on April 10, July 10, October 9 and December 31, 1998, respectively, for the quarters ended March 31, June 30, September 30 and December 31, 1998, to Common Share holders of record on March 27, June 26, September 16 and December 20, 1998, respectively.

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

   In June 1995, the Company sold 6,120,000 of its 9 3/8% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (liquidation preference $25 per share) (the "Series A Preferred Shares"). The net proceeds of approximately $148.2 million from the Series A Preferred Share Offering were contributed by the Company to the Operating Partnership in exchange for 6,120,000 of the Operating Partnership's 9 3/8% Series A cumulative redeemable preference units. The Series A Preferred Shares are cumulative from the date of original issue and distributions are payable quarterly on or about the fifteenth day of January, April, July and October of each year, at the annual rate of 9 3/8% of the liquidation preference of $25 per share. The Series A Preferred Shares are not redeemable prior to June 1, 2000. On or after June 1, 2000, the Preferred Shares may be redeemed for cash at the option of the Company in whole or in part, at a redemption price of $25 per share, plus accrued and unpaid distributions, if any, thereon.

   In November 1995, the Company sold 5,000,000 depositary shares (the "Series B Depositary Shares"). Each Series B Depositary Share represents a 1/10 fractional interest in a 9 1/8% Series B Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series B Preferred Shares"). The liquidation preference of each of the Series B Preferred Shares is $250.00 (equivalent to $25 per Series B Depositary Share). The net proceeds of approximately $121 million from the Series B Preferred Share Offering were contributed by the Company to the Operating Partnership in exchange for 500,000 of the Operating Partnership's 9 1/8% Series B cumulative redeemable preference units. The Series B Preferred Shares are cumulative from the date of original issue and distributions are payable quarterly on or about the fifteenth day of January, April, July and October of each year, commencing on January 15, 1996, at the annual rate of 9 1/8% of the liquidation preference of $25 per Series B Depositary Share. The Series B Preferred Shares are not redeemable prior to October 15, 2005. On and after October 15, 2005, the Series B Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $250 per share (equivalent to $25 per Series B Depositary Share), plus accrued and unpaid distributions, if any, thereon.

   In September 1996 the Company sold 4,600,000 depositary shares (the "Series C Depositary Shares"). Each Series C Depositary Share represents a 1/10 fractional interest in a 9 1/8% Series C Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series C Preferred Shares"). The liquidation preference of each of the Series C Preferred Shares is $250.00 (equivalent to $25 per Series C Depositary Share). The Company raised gross proceeds of $115 million from this offering (the "Series C Preferred Share Offering"). The Company contributed the net proceeds of approximately $111.4 million from the Series C Preferred Share Offering to the Operating Partnership in exchange for 460,000 of the Operating Partnership's 9 1/8% Series C cumulative redeemable preference units. The Series C Preferred Shares are cumulative from the date of original issue and distributions are payable quarterly on or about the fifteenth day of January, April, July and October of each year, commencing on October 15, 1996, at the annual rate of 9 1/8% of the liquidation preference of $25 per Series C Depositary Share. The Series C Preferred Shares are not redeemable prior to September 9, 2006. On and after September 9, 2006, the Series C Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $250 per share (equivalent to $25 per Series C Depositary Share), plus accrued and unpaid distributions, if any, thereon.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

   In May 1997, the Company sold 7,000,000 depositary shares (the "Series D Depositary Shares"). Each Series D Depositary Share represents a 1/10 fractional interest in a 8.60% Series D Cumulative Redeemable Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series D Preferred Shares"). The liquidation preference of each of the Series D Preferred shares is $250.00 (equivalent to $25 per Series D Depositary Share). The Company received net proceeds of approximately $169.5 million from this offering (the "Series D Preferred Share Offering"). The Company contributed the net proceeds of approximately $169.5 million from the Series D Preferred Share Offering to the Operating Partnership in exchange for 700,000 of the Operating Partnership's 8.60% Series D cumulative redeemable preference units. The Series D Preferred Shares are cumulative from the date of original issue and distributions are payable quarterly on or about the fifteenth day of January, April, July and October of each year, commencing on July 15, 1997, at the annual rate of 8.60% of the liquidation preference of $25 per Series D Depositary Share.

   The Series E Preferred Shares are cumulative and distributions are payable quarterly on January 1, April 1, July 1 and October 1 in an amount equal to $1.75 per share per annum. Each Series E Preferred Share is convertible at the option of the holder thereof at any time into Common Shares at a conversion price of $44.93 per Common Share (equivalent to a conversion rate of approximately .5564 Common Share for each Series E Preferred Share). The Series E Preferred Shares are not redeemable prior to November 1, 1998. On and after November 1, 1998, the Series E Preferred Shares may be redeemed at the option of the Company, in whole or in part, initially at $25.875 per share and thereafter at prices declining to $25.00 per share on and after November 1, 2003, plus accrued and unpaid distributions, if any, thereon. During 1997, 1,300 of the Series E Preferred Shares were converted into 723 Common Shares of the Company. During 1998, 1,500 of the Series E Preferred Shares were converted into 834 Common Shares of the Company.

   The Series F Preferred Shares are cumulative and distributions are payable quarterly on or about the fifteenth day of January, April, July and October of each year at the rate of 9.65% of the liquidation preference of $25 per share. The Series F Preferred Shares are not redeemable prior to August 24, 2000. On or after August 24, 2000, the Series F Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $25.00 per share, plus accrued and unpaid distributions, if any, thereon.

   In September 1997, the Company sold 11,000,000 depositary shares (the "Series G Depositary Shares"). Each Series G Depositary Share represents a 1/10 fractional interest in a 7 1/4% Series G Convertible Cumulative Preferred Share of Beneficial Interest, $0.01 par value per share (the "Series G Preferred Shares"). Series G Depositary Shares representing Series G Preferred Shares are convertible at the option of the holder thereof at any time into Common Shares at a conversion price of $58.58 per Common Share (equivalent to a conversion rate of approximately .4268 Common Shares for each Series G Depositary Share). The liquidation preference of each of the Series G Preferred Shares is $250.00 per share (equivalent to $25 per Series G Depositary Share). The Company received net proceeds of approximately $264 million from this offering (the "Series G Preferred Share Offering"). In addition, in October 1997, the Company sold 1,650,000 additional Series G Depositary Shares pursuant to an over-allotment option granted to the underwriters and received net proceeds of approximately $39.6 million therefrom. The Company contributed the net proceeds of approximately $303.6 million from the Series G Preferred Share Offering to the Operating Partnership in exchange for 1,265,000 of the Operating Partnership's 7 1/4% Series G convertible cumulative preference units. The Series G Preferred Shares are cumulative from the date of original issue and distributions are payable quarterly on or about the fifteenth day of January, April, July and October of each year, commencing on October 15, 1997, at the annual rate of 7 1/4% of the liquidation preference of $25 per Series G Depositary Share. The Series G Preferred Shares are not redeemable prior to September 15, 2002. On and after September 15, 2002, the Series G Preferred Shares may be redeemed at the option of the Company, in whole or in part, initially at $25.90625 per Depositary Share and thereafter at prices declining to $25.00 per Depositary Share on and after September 15, 2007, plus in each case accrued and unpaid distributions, if any, to the redemption date.

   The Series H Preferred Shares are cumulative and distributions are payable quarterly in arrears on the last day of March, June, September and December of each year in an amount equivalent to $1.75 per annum per share. Each Series H Preferred Share is convertible at the option of the holder thereof at any time into Common Shares at a conversion price of $34.53 per Common Share (equivalent to a conversion rate of approximately .7240 Common Share for each Series H Preferred Share). The Series H Preferred Shares may be redeemed, in whole or in part, at the option of the Company for Common Shares only, provided the Common Shares

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

are trading above $34.53 (subject to adjustment in certain circumstances). During 1998, 8,400 of the Series H Preferred Shares were converted into 6,078 Common Shares of the Company.

   The Series I Preferred Shares are cumulative and distributions are payable quarterly in arrears on the last day of March, June, September and December of each year in an amount equivalent to $2.205 per annum per share. Each Series I Preferred Share is convertible at the option of the holder thereof at any time into Common Shares at a conversion price of $38.96 per Common Share (equivalent to a conversion rate of approximately .6417 Common Share for each Series I Preferred Share). The Series I Preferred Shares are not redeemable prior to October 31, 1999. On or after October 31, 1999, the Series I Preferred Shares may be redeemed, in whole or in part, at the option of the Company for Common Shares only, provided the Common Shares are trading above $38.96 (subject to adjustment in certain circumstances).

   The Series J Preferred Shares are cumulative and distributions are payable quarterly in arrears on the last day of March, June, September and December of each year in an amount equivalent to $2.15 per annum per share. Each Series J Preferred Share is convertible at the option of the holder thereof at any time into Common Shares at a conversion price of $40.74 per Common Share (equivalent to a conversion rate of approximately .6136 Common Share for each Series J Preferred Share). The Series J Preferred Shares are not redeemable prior to March 31, 2000. On or after March 31, 2000, the Series J Preferred Shares may be redeemed, in whole or in part, at the option of the Company for Common Shares only, provided the Common Shares are trading above $40.74 (subject to adjustment in certain circumstances).

   The Series K Preferred Shares are cumulative and distributions are payable quarterly on the last day of March, June, September and December of each year at the rate of 8.29% of the liquidation preference per annum (equivalent to $4.145 per annum per share). The Series K Preferred Shares are not redeemable prior to December 10, 2026. On or after December 10, 2026, the Series K Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $50.00 per share, plus accrued and unpaid distributions, if any, thereon.

   The Series L Preferred Shares are cumulative and distributions are payable quarterly on the last day of March, June, September and December of each year at the rate of 7.625% of the liquidation preference per annum (equivalent to $1.906 per annum per share). The Series L Preferred Shares are not redeemable prior to February 13, 2003. On or after February 13, 2003, the Series L Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $25.00 per share, plus accrued and unpaid distributions, if any, thereon.

   The following table presents the Company's issued and outstanding Preferred Shares as of December 31, 1998 and 1997:

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

   ----------------------------------------------------------------------------------------------------------------
                                                                                       1998              1997
   ----------------------------------------------------------------------------------------------------------------
   Preferred Shares of beneficial interest,  $.01 par value;
     100,000,000 shares authorized:

     9 3/8% Series A Cumulative Redeemable Preferred                          $        153,000  $        153,000
        $25 per share, 6,120,000 shares issued and outstanding
        at December 31, 1998 and 1997

     9 1/8% Series B Cumulative Redeemable Preferred                                   125,000           125,000
        $250 per share, 500,000 shares issued and outstanding
        at December 31, 1998 and 1997

     9 1/8% Series C Cumulative Redeemable Preferred                                   115,000           115,000
        $250 per share, 460,000 shares issued and outstanding
        at December 31, 1998 and 1997

     8.60% Series D Cumulative Redeemable Preferred                                    175,000           175,000
        $250 per share, 700,000 shares issued and outstanding
        at December 31, 1998 and 1997

     Series E Cumulative Convertible Preferred                                          99,925            99,963
        $25 per share, 3,997,000 and 3,998,500 shares issued and outstanding at December 31, 1998 and 1997, respectively

     9.65% Series F Cumulative Redeemable Preferred                                     57,500            57,500
        $25 per share, 2,300,000 shares issued and outstanding
        at December 31, 1998 and 1997

     7 1/4% Series G Convertible Cumulative Preferred                                  316,250           316,250
        $250 per share, 1,265,000 shares issued and outstanding
        at December 31, 1998 and 1997

     7.00% Series H Cumulative Convertible Preferred                                     3,914                 -
        $25 per share, 156,551 shares issued and outstanding
        at December 31, 1998

     8.82% Series I Cumulative Convertible Preferred                                   100,000                 -
        $25 per share, 4,000,000 shares issued and outstanding
        at December 31, 1998

     8.60% Series J Cumulative Convertible Preferred                                   114,985                 -
        $25 per share, 4,599,400 shares issued and outstanding
        at December 31, 1998

     8.29% Series K Cumulative Redeemable Preferred                                     50,000                 -
        $50 per share, 1,000,000 shares issued and outstanding
        at December 31, 1998

     7.625% Series L Cumulative Redeemable Preferred                                   100,000                 -
        $25 per share, 4,000,000 shares issued and outstanding
        at December 31, 1998

   ----------------------------------------------------------------------------------------------------------------
       Preferred Shares outstanding at December 31,                             $    1,410,574  $      1,041,713
   ----------------------------------------------------------------------------------------------------------------

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

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



     The following table summarizes the distributions paid to Preferred Share and Depositary Share holders related to the year ended December 31, 1998:

                                                                         For the
                             Dividend Amount      Date Paid      Quarter or Period ended     Record Date
-----------------------------------------------------------------------------------------------------------
   Series A Preferred
      Share holders             $0.5859380         04/15/98             03/31/98               03/27/98
                                 0.5859370         07/15/98             06/30/98               06/26/98
                                 0.5859380         10/15/98             09/30/98               09/16/98
                                 0.5859370         01/15/99             12/31/98               12/20/98
   Series B Depositary
      Share holders             $0.5703130         04/15/98             03/31/98               03/27/98
                                 0.5703120         07/15/98             06/30/98               06/26/98
                                 0.5703130         10/15/98             09/30/98               09/16/98
                                 0.5703120         01/15/99             12/31/98               12/20/98
   Series C Depositary
      Share holders             $0.5703130         04/15/98             03/31/98               03/27/98
                                 0.5703120         07/15/98             06/30/98               06/26/98
                                 0.5703130         10/15/98             09/30/98               09/16/98
                                 0.5703120         01/15/99             12/31/98               12/20/98
   Series D Depositary
      Share holders             $0.5375000         04/15/98             03/31/98               03/27/98
                                 0.5375000         07/15/98             06/30/98               06/26/98
                                 0.5375000         10/15/98             09/30/98               09/16/98
                                 0.5375000         01/15/99             12/31/98               12/20/98
   Series E Preferred
      Share holders             $0.4375000         04/01/98             03/31/98               03/13/98
                                 0.4375000         07/01/98             06/30/98               06/15/98
                                 0.4375000         10/01/98             09/30/98               09/16/98
                                 0.4375000         01/04/99             12/31/98               12/20/98
   Series F Preferred
      Share holders             $0.6031250         04/15/98             03/31/98               03/27/98
                                 0.6031250         07/15/98             06/30/98               06/26/98
                                 0.6031250         10/15/98             09/30/98               09/16/98
                                 0.6031250         01/15/99             12/31/98               12/20/98
   Series G Depositary
      Share holders             $0.4531250         04/15/98             03/31/98               03/27/98
                                 0.4531250         07/15/98             06/30/98               06/26/98
                                 0.4531250         10/15/98             09/30/98               09/16/98
                                 0.4531250         01/15/99             12/31/98               12/20/98
   Series H Preferred
      Share holders             $0.4375000         12/31/98             12/31/98               12/20/98

   Series I Preferred
      Share holders             $0.5512500         12/31/98             12/31/98               12/20/98

   Series J Preferred
      Share holders             $0.5375000         12/31/98             12/31/98               12/20/98

   Series K Preferred
      Share holders             $1.0362500         12/31/98             12/31/98               12/20/98

   Series L Preferred
      Share holders             $0.4765625         12/31/98             12/31/98               12/20/98

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


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

     Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The Company uses a 30-year estimated life for buildings, a ten-year estimated life for land improvements and up to a seven-year estimated life for furniture, fixtures and equipment. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve and/or extend the useful life of the asset are capitalized over their estimated useful life. Initial direct leasing costs are expensed as incurred and such expense approximates the deferral and amortization of initial direct leasing costs over the lease terms. Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Company. Upon disposition, the related costs and accumulated deprecation are removed from the respective accounts. Any gain or loss on sale or disposition is recognized in accordance with generally accepted accounting principles.

     The Company classifies Properties under development and/or expansion and lease-up properties as construction-in-progress until construction on the apartment community has been completed and all certificates of occupancy permits have been obtained. The Company also classifies land relating to construction-in-progress as land on its balance sheet. Land associated with construction-in-progress was $19.4 million and $8.3 million as of December 31, 1998 and 1997, respectively.

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

   (c)  Deferred Financing Costs

     Deferred financing costs include fees and costs incurred to obtain the Company's lines of credit, long-term financing and costs for certain interest rate protection agreements. These costs are amortized over the terms of the related debt. Unamortized financing costs are written-off when debt is retired before the maturity date. The accumulated amortization of such deferred financing costs was $8.2 million and $4.2 million at December 31, 1998 and 1997, respectively.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


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

   (e)  Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement No. 133"). Statement No. 133 requires recording all derivative instruments as assets or liabilities, measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Statement No. 133 is effective for fiscal years beginning after June 15, 1999. The Company is planning to adopt Statement No. 133 effective January 1, 2000 and does not anticipate that the adoption will have a material impact on the Company's financial condition and results of operations.

   (f)  Fair Value of Financial Instruments

     The fair values of the Company's financial instruments, including cash and cash equivalents, and mortgage notes payable, other notes payable, lines of credit and other financial instruments, approximate their carrying or contract values. With respect to the Company's investment in mortgage notes, the fair value as of December 31, 1998 and 1997 was estimated to be approximately $91.8 million and $184.8 million, respectively, compared to the Company's carrying value of $88 million and $176.1 million, respectively. The estimated fair value of the Company's investment in mortgage notes represents the estimated net present value based on the expected future property level cash flows and an estimated current market discount rate.

   (g)  Revenue Recognition

     Rental income attributable to leases is recorded when due from tenants and is recognized monthly as it is earned, which is not materially different than on a straight-line basis. Interest income is recorded on an accrual basis.

   (h)  Lease Agreements

     The majority of the leases entered into between a tenant and a Property for the rental of an apartment unit are year-to-year, renewable upon consent of both parties on a year-to-year or month-to-month basis.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


   (i)  Income Taxes

     Due to the structure of the Company as a REIT and the nature of the operations of the Properties and Management Business, the results of operations contain no provision for Federal income taxes. However, the Company is subject to certain state and local income, excise or franchise taxes. The aggregate cost of land and depreciable property for Federal income tax purposes as of December 31, 1998 and 1997 was approximately $9.1 billion and $6.2 billion, respectively.

   (j)  Minority Interests

     Net income is allocated to the Minority Interests based on their respective ownership percentage of the Operating Partnership. Ownership percentage is represented by dividing the number of OP Units held by the Minority Interests by the total OP Units held by Minority Interests and EQR. Issuance of additional Common Shares or OP Units changes the ownership interests of both the Minority Interests and EQR. Such transactions and the proceeds therefrom are treated as capital transactions and result in an allocation between shareholders' equity and Minority Interests to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

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

   (l)  Reportable Segments

     During the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement No. 131"). Statement No. 131 superseded FASB Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise ("Statement No. 14"). Statement No. 131 establishes standards for the way that public business enterprises report information regarding reportable operating segments. The adoption of Statement No. 131 did not affect the Company's results of operations or financial position.

     The Company has one primary reportable business segment, which consists of investment in rental real estate. The Company's primary business is owning, managing and operating multifamily residential properties which includes the generation of rental and other related income through the leasing of apartment units to tenants. The Company also has a segment for corporate level activity including such items as interest income earned on short-term investments, interest income earned on investment in mortgage notes, general and administrative expenses, and interest expense on mortgage notes payable and unsecured note issuances. In addition, the Company has a segment for third party management activity that is immaterial and does not meet the threshold requirements of Statement No. 131 as a reportable segment.

         The Company evaluates performance and allocates resources primarily based on the rental and other income generated from each property less property and maintenance expenses, real estate taxes and insurance, and property management expenses, which is considered net operating income ("NOI"). However, all other segment measurements are disclosed in the Company's consolidated financial statements, and accordingly the accounting policies of the reportable segments are the same as those described elsewhere in the Summary of Significant Accounting Policies.

     The Company also considers funds from operations ("FFO") to be a primary measure of the performance of real estate companies including an equity REIT. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP") and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Company's calculation of FFO represents net income available to Common Shares, excluding gains on dispositions of properties, gains on early extinguishment of debt, and write-off of unamortized costs on refinanced debt, plus depreciation on real estate assets, income allocated to Minority Interests and amortization of deferred financing costs related to the predecessor business. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REIT's and, accordingly, may not be comparable to such other REIT's.

         All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants who contributed 10% or more of the Company's total revenues during 1998, 1997 or 1996. Interest expense on debt is not allocated to individual Properties, even if the Properties secure such debt. Further, minority interest in consolidated subsidiaries is not allocated to the Properties. There is no provision for income taxes as the Company is organized as a REIT under the Internal Revenue Code.

6.  REAL ESTATE

         The following table summarizes the carrying amounts for investment in real estate as of December 31, 1998 and 1997 (Amounts are in thousands):

        ------------------------------------------------------------------------------------
                                                             1998                  1997
        ------------------------------------------------------------------------------------
        Land                                                $ 1,326,148          $  791,980
        Buildings and Improvements                            9,186,220           6,060,779
        Furniture, Fixtures and Equipment                       333,359             232,636
        Construction in Progress                                 96,336              36,040
        ------------------------------------------------------------------------------------
        Real Estate                                          10,942,063           7,121,435
        Accumulated Depreciation                               (718,491)           (444,762)
        ------------------------------------------------------------------------------------
        Real Estate, net                                    $10,223,572          $6,676,673
        ------------------------------------------------------------------------------------

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

The following table summarizes the carrying amounts for the real estate held for disposition as of December 31, 1998 and 1997 (Amounts are in thousands):

        ------------------------------------------------------------------------
                                                      1998            1997
        ------------------------------------------------------------------------
        Land                                       $   4,189          $   --
        Buildings and Improvements                    35,620              --
        Furniture, Fixtures and Equipment              4,389              --
        Construction in Progress                          --              --
        ------------------------------------------------------------------------
        Real Estate                                   44,198              --
        Accumulated Depreciation                     (14,312)             --
        ------------------------------------------------------------------------
        Real Estate Held for Disposition           $  29,886          $   --
        ------------------------------------------------------------------------

         In addition to the MRY Merger, during the year ended December 31, 1998, the Company acquired the 99 Properties listed below, of which 96 were acquired from unaffiliated third parties and 3 were acquired from an affiliated party. In connection with certain of the acquisitions listed below, the Company assumed and/or entered into mortgage indebtedness of approximately $459.8 million, issued OP Units having a value of approximately $165 million and issued Junior Convertible Preference Units having a value of approximately $4.8 million. The cash portion of these transactions was funded primarily from proceeds raised from the various capital transactions as discussed in Note 4 of the Notes to Consolidated Financial Statements, the various debt offerings as discussed in
Note 13 of the Notes to Consolidated Financial Statements, the Company's line of credit, proceeds received from the disposition of certain Properties and working capital.

   ---------------------------------------------------------------------------------------------------------------
                                                                                                   Total
       Date                                                                    Number           Acquisition
     Acquired    Property                          Location                  of Units       Cost (in thousands)
   ---------------------------------------------------------------------------------------------------------------
     01/07/98    Cityscape                         St. Louis Park, MN           156                    $12,469
     01/09/98    740 River Drive                   St. Paul, MN                 162                     13,181
     01/13/98    Prospect Towers                   Hackensack, NJ               157                     36,399
     01/16/98    Park Place                        Houston, TX                  229                     13,612
     01/16/98    Park Westend                      Richmond, VA                 312                     13,453
     01/29/98    Emerald Bay at Winter Park        Winter Park, FL              432                     15,984
     02/05/98    Farnham Park                      Houston, TX                  216                     15,811
     02/25/98    Plantation                        Houston, TX                  232                     10,322
     02/27/98    Balcones Club                     Austin, TX                   312                     12,556
     03/02/98    Coach Lantern                     Scarborough, ME               90                      4,917
     03/02/98    Foxcroft                          Scarborough, ME              104                      5,094
     03/02/98    Yarmouth Woods                    Yarmouth, ME                 138                      6,862
     03/20/98    Rolido Parque                     Houston, TX                  369                     11,070
     03/26/98    The Fairfield                     Stamford, CT                 263                     46,018
     03/26/98    Trails of Valley Ranch            Irving, TX                   216                     10,868
     04/01/98    Sonterra at Foothill Ranch        Foothill Ranch, CA           300                     31,590
     04/01/98    Harbor Pointe                     Milwaukee, WI                595                     25,566
     04/01/98    Gates at Carlson Center           Minnetonka, MN               435                     28,296
     04/01/98    GlenGarry Club                    Bloomingdale, IL             250                     19,278
     04/01/98    Plum Tree I II III                Hales Corners, WI            332                     22,466
     04/01/98    Ravinia                           Greenfield, WI               206                     13,445
   ---------------------------------------------------------------------------------------------------------------

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

   ---------------------------------------------------------------------------------------------------------------
                                                                                                   Total
       Date                                                                    Number           Acquisition
     Acquired    Property                          Location                  of Units       Cost (in thousands)
   ---------------------------------------------------------------------------------------------------------------
     04/01/98    The Woodlands of Brookfield       Brookfield, WI               148                     15,572
     04/07/98    Vista Pointe at the Valley        Irving, TX                   231                     19,167
     04/23/98    Emerson Place                     Boston, MA                   462                     72,520
     05/13/98    Sierra Canyon                     Santa Clarita, CA            232                     16,465
     05/14/98    Northridge                        Pleasant Hill, CA            221                     20,329
     05/22/98    The Arboretum                     Canton, MA                   156                     15,721
     05/28/98    Woodridge                         Eagan, MN                    200                     12,097
     05/28/98    Townhomes of Meadowbrook          Auburn Hills, MI             230                     13,851
     06/01/98    Brookside                         Boulder, CO                  144                     13,811
     06/10/98    The Greystone                     Atlanta, GA                  150                      7,501
     06/11/98    Coconut Palm Club                 Coconut Creek, FL            300                     20,782
     06/11/98    Portside Towers                   Jersey City, NJ              527                    119,302
     06/16/98    Defoor Village                    Atlanta, GA                  156                     13,543
     06/16/98    Plantation Ridge                  Marietta, GA                 454                     23,652
     06/18/98    Wynbrook                          Norcross, GA                 318                     13,643
     06/24/98    Cross Creek                       Matthews, NC                 420                     23,530
     06/26/98    Copper Hill                       Bedford, TX                  204                      7,068
     06/26/98    Walker's Mark                     Dallas, TX                   164                      7,055
     06/26/98    Royal Crest Estates               Waterbury, CT                156                      7,350
     06/26/98    Tyrone Gardens                    Randolph, MA                 165                     10,771
     07/01/98    Trowbridge                        Atlanta, GA                  210                     12,033
     07/01/98    Bellevue Meadows                  Bellevue, WA                 180                     17,153
     07/01/98    Chelsea Square                    Redmond, WA                  113                     12,733
     07/01/98    Olde Redmond Place                Redmond, WA                  192                     18,985
     07/01/98    Surry Downs                       Bellevue, WA                 122                     10,948
     07/01/98    Woodlake                          Kirkland, WA                 288                     23,476
     07/01/98    Bramblewood                       San Jose, CA                 108                     14,883
     07/01/98    Creekside                         San Mateo, CA                192                     30,890
     07/01/98    Grandview I & II                  Las Vegas, NV                456                     18,040
     07/01/98    Lincoln Green I & II              Sunnyvale, CA                174                     27,586
     07/01/98    Lincoln Village I & II            Larkspur, CA                 342                     48,637
     07/01/98    Mountain Shadows                  Las Vegas, NV                300                      9,413
     07/01/98    Parkside                          Union City, CA               208                     18,399
     07/01/98    Summerwood                        Hayward, CA                  162                     11,857
     07/01/98    Timberwood                        Aurora, CO                   336                     16,354
     07/01/98    Turf Club                         Littleton, CO                324                     17,921
     07/01/98    Willowick                         Aurora, CO                   100                      4,734
     07/01/98    Woodleaf                          Campbell, CA                 178                     25,605
     07/08/98    Parkcrest                         Southfield, MI               210                     11,704
     07/08/98    Broadway                          Garland, TX                  288                      9,334
     07/08/98    Cedar Ridge Townhomes             Arlington, TX                121                      4,865
     07/08/98    Fielder Crossing                  Arlington, TX                119                      4,668
     07/08/98    Lakeshore at Preston              Plano, TX                    302                     18,584
     07/08/98    Lakewood Greens                   Dallas, TX                   252                     11,085
     07/08/98    River Park                        Fort Worth, TX               280                     11,107
   ---------------------------------------------------------------------------------------------------------------

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

   ---------------------------------------------------------------------------------------------------------------
                                                                                                   Total
       Date                                                                    Number           Acquisition
     Acquired    Property                          Location                  of Units       Cost (in thousands)
   ---------------------------------------------------------------------------------------------------------------
     07/08/98    Villas of Josey Ranch             Carrollton, TX               198                      8,877
     07/08/98    Wimbledon Oaks                    Arlington, TX                248                     10,359
     07/08/98    Pleasant Ridge                    Arlington, TX                 63                      2,451
     07/08/98    Sandstone                         Euless, TX                    40                      1,846
     07/09/98    Woodridge I                       Aurora, CO                   212                      8,693
     07/09/98    Woodridge II                      Aurora, CO                   116                      4,756
     07/09/98    Woodridge III                     Aurora, CO                   256                     10,497
     07/09/98    Southwood                         Palo Alto, CA                 99                     21,340
     07/10/98    Martins Landing                   Roswell, GA                  300                     17,809
     07/10/98    The Lakes at Vinings              Atlanta, GA                  464                     28,370
     07/14/98    Summer Creek                      Plymouth, MN                  72                      4,467
     07/15/98    Patchen Oaks                      Lexington, KY                192                      9,541
     07/15/98    Lexington Village                 Alpharetta, GA               352                     24,607
     07/15/98    Overlook Manor I                  Frederick, MD                108                      5,236
     07/15/98    Overlook Manor II                 Frederick, MD                182                      8,491
     07/15/98    Overlook Manor III                Frederick, MD                 64                      4,063
     07/15/98    Brookside II                      Frederick, MD                204                      9,494
     07/16/98    Coachman Trails                   Plymouth, MN                 154                     10,807
     07/21/98    Colony Woods                      Birmingham, AL               414                     23,504
     07/22/98    Arbors at Century Center          Memphis, TN                  420                     17,821
     07/31/98    Briarwood                         Sunnyvale, CA                192                     32,273
     07/31/98    Skylark                           Union City, CA               174                     18,389
     07/31/98    Greenhaven                        Union City, CA               250                     22,727
     07/31/98    Alderwood Park                    Lynnwood , WA                188                     11,914
     08/05/98    Fernbrook Townhomes               Plymouth, MN                  72                      7,255
     08/14/98    North Creek                       Everett, WA                  264                     16,436
     08/21/98    Esprit Del Sol                    Solana Beach, CA             146                     17,054
     09/25/98    Smoketree Polo Club               Indio, CA                    288                      7,846
     09/29/98    Georgian Woods I                  Wheaton, MD                   97                      5,751
     09/29/98    Georgian Woods III                Wheaton, MD                  102                      6,021
     12/01/98    Portland Center                   Portland, OR                 525                     49,597
     12/11/98    Hall Place                        Quincy, MA                    90                      8,267
     12/22/98    Scarborough Square                Rockville, MD                121                      9,026
   ---------------------------------------------------------------------------------------------------------------
                                                                             22,768                 $1,679,566
   ---------------------------------------------------------------------------------------------------------------

     During 1997, the Company acquired 124 Properties, excluding the Wellsford Merger and the EWR Merger, for a total acquisition cost of $1.98 billion.
Each Property was purchased from an unaffiliated third party, except for 12 of the Properties, which were purchased from certain affiliates of the Company, including Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership ("Zell/Merrill I") and subsidiaries of Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership II ("Zell/Merrill II"). The total purchase price for the Properties acquired from Zell/Merrill I and Zell/Merrill II was approximately $162.2 million. In connection with these acquisitions, the Company assumed mortgage indebtedness of approximately $597.2 million and issued OP Units and Common Shares having a value of approximately $191.3 million.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

7.   INVESTMENT IN LIMITED PARTNERSHIPS

     In December 1997, the Company entered into a joint venture agreement with a multifamily residential real estate developer whereby the Company will make investments in limited partnerships to fund a portion of the total project development cost of new multifamily developments in certain of the Company's target markets (the "Joint Venture Agreement"). During the years ended December 31, 1998 and 1997, the Company has funded approximately $23.9 million and $6.9 million, respectively, in connection with this agreement. The amounts invested are included in other assets on the balance sheet. For additional information see Notes 15 and 20.

8.   REAL ESTATE DISPOSITIONS

     During 1998, the Company disposed of the properties listed below. Each property was sold to an unaffiliated third party. The Company recognized a net gain of approximately $21.7 million on the disposition of these twenty Properties.

   ----------------------------------------------------------------------------------------------------------------
                                                                                                    Disposition
        Date                                                                           Number        Price (in
      Disposed      Property                             Location                     Of Units       thousands)
   ----------------------------------------------------------------------------------------------------------------
      03/12/98      Mountain Brook/Ridgemont             Chattanooga, TN                  506          $16,700
      05/01/98      The Place                            Fort Myers, FL                   230            8,500
      05/15/98      Terraces at Peachtree                Atlanta, GA                       96            7,225
      06/02/98      Stonelake Club                       Ocala, FL                        240            8,680
      07/31/98      Country Club I & II                  Silver Springs, MD               376           20,750
      09/04/98      Miramonte                            Scottsdale, AZ                   151            9,500
      09/30/98      Gold Pointe                          Tacoma, WA                        84            5,700
      10/06/98      Windridge                            Lakewood, WA                      80            3,400
      10/07/98      Augusta                              Oklahoma City, OK                197            8,536
      10/07/98      Heritage Park                        Oklahoma City, OK                452           12,996
      10/07/98      Invitational                         Oklahoma City, OK                344           11,299
      10/07/98      Raindance                            Oklahoma City, OK                504           11,214
      10/07/98      Windrush                             Oklahoma City, OK                160            5,805
      10/29/98      Newport Cove                         Henderson, NV                    140            8,485
      12/09/98      Eastland on the Lake                 Columbus, OH                     376            7,400
      12/10/98      Mountain Shadows                     Las Vegas, NV                    300           10,125
      12/14/98      Marina Club                          Fort Worth, TX                   387           13,802
      12/14/98      Whitedove Point                      Kent, WA                          96            6,916
   ----------------------------------------------------------------------------------------------------------------
                                                                                        4,719         $177,033
   ----------------------------------------------------------------------------------------------------------------

     During 1997, the Company received sales proceeds of $36.5 million and recognized a total gain of approximately $13.8 million on the disposition of seven Properties, the portion of one Property and a vacant land parcel.

9.   CALCULATION OF NET INCOME PER WEIGHTED AVERAGE COMMON SHARE

     The following tables sets forth the computation of net income per weighted average Common Share outstanding and net income per weighted average Common Share outstanding - assuming dilution.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------------------
                                                                            1998               1997              1996
                                                                     ------------------------------------------------------
                                                                         (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
NUMERATOR:

Income before gain on disposition of properties, net,
    extraordinary item, allocation of income to
    Minority Interests and preferred distributions                   $    255,032       $    176,014       $   97,033

Allocation of income to Minority Interests                                (18,529)           (13,260)         (14,299)

Distributions to preferred shareholders                                   (92,917)           (59,012)         (29,015)
                                                                     ------------       ------------       ----------

Income before gain on disposition of properties, net and
    extraordinary item                                                    143,586            103,742           53,719

Gain on disposition of properties, net                                     21,703             13,838           22,402

Extraordinary item                                                              -                  -           (3,512)
                                                                     ------------       ------------       ----------

Numerator for net income per weighted average
    Common Share outstanding                                              165,289            117,580           72,609

Effect of dilutive securities:
    Allocation of income to Minority Interests                             18,529             13,260           14,299
                                                                     ------------       ------------       ----------

Numerator for net income per weighted average
    Common Share outstanding - assuming dilution                     $    183,818       $    130,840       $   86,908
                                                                     ============       ============       ==========

DENOMINATOR:

Denominator for net income per weighted
    average Common Share outstanding                                      100,370             65,729           42,586

Effect of dilutive securities:
    Contingent incremental employee share options                             865              1,099              412
    OP Units                                                               11,343              7,453            8,104
                                                                     ------------       ------------       ----------

Denominator for net income per weighted average
    Common Share outstanding - assuming dilution                          112,578             74,281           51,102
                                                                     ============       ============       ==========

Net income per weighted average Common
    Share outstanding                                                $       1.65       $       1.79       $     1.70
                                                                     ============       ============       ==========

Net income per weighted average Common
    Share outstanding - assuming dilution                            $       1.63       $       1.76       $     1.69
                                                                     ============       =============      ==========

                      EQUITY RESIDENTIAL PROPERTIES TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                              YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------------
                                                                     1998           1997           1996
                                                                 ------------------------------------------------
                                                                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
NET INCOME PER WEIGHTED AVERAGE COMMON SHARE
  OUTSTANDING:

Income before gain on disposition of properties, net and
    extraordinary item per weighted average Common Share
    outstanding                                                      $ 1.43        $ 1.58         $ 1.26
Gain on disposition of properties, net                                 0.22          0.21           0.52
Extraordinary item                                                        -             -          (0.08)
                                                                     ------        ------         ------
Net income per weighted average Common
    Share outstanding                                                $ 1.65        $ 1.79         $ 1.70
                                                                     ======        ======         ======

NET INCOME WEIGHTED AVERAGE COMMON SHARE
  OUTSTANDING - ASSUMING DILUTION:

Income before gain on disposition of properties, net and
    extraordinary item per weighted average Common Share
    outstanding - assuming dilution                                  $ 1.42        $ 1.55         $ 1.25
Gain on disposition of properties, net                                 0.21          0.21           0.52
Extraordinary item                                                        -             -          (0.08)
                                                                     ------        ------         ------
Net income per weighted average Common
  Share outstanding - assuming dilution                              $ 1.63        $ 1.76         $ 1.69
                                                                     ======        ======         ======

For additional disclosures regarding the employee share options, see Note 17.

Convertible Preferred Shares that could be converted into 8,739,688 and 2,763,898 weighted shares of Common Shares were outstanding at December 31, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


10.  INVESTMENT IN MORTGAGE NOTES, NET

     In 1995, the Company made an $89 million investment in partnership interests and subordinated mortgages collateralized by 21 of the Additional Properties. These 21 Additional Properties consist of 3,896 units, located in California, Colorado, New Mexico and Oklahoma. This included an $87.1 million investment in second and third mortgages (net of an original discount of approximately $12.7 million to their face amount), $1.6 million represented a one time payment for an interest rate protection agreement and $0.3 million represented an investment for primarily a 49.5% limited partnership interest in the title-holding entities. As the Company does not control the general partners of the title-holding entities and substantially all of the Company's investment is in second and third mortgages (which are subordinate to first mortgages owned by third party unaffiliated entities), the $87.1 million investment is accounted for as an investment in mortgage notes. The $1.6 million payment made for the interest rate protection agreement is included in deferred financing costs and is being amortized over the term of the related debt. The investment in limited partnership interests is accounted for under the equity method and is included in other assets on the balance sheet.

     As of December 31, 1998 and 1997, the second mortgage notes had a combined principal balance of approximately $21.7 million and $25.5 million, respectively, and currently accrue interest at a rate of 9.45% per annum, receive principal amortization from excess cash flow and have a stated maturity date of December 31, 2019. As of December 31, 1998 and 1997, the third mortgage notes had a combined principal balance of approximately $71.1 million and $71.1 million, respectively, and currently accrue interest at a rate of 6.15% per annum, plus up to an additional 3% per annum to the extent of available cash flow. Contingent interest on the third mortgage notes is recognized to the extent it is received. The third mortgage notes have a stated maturity of December 31, 2024. Receipt of principal and interest on the second and third mortgage notes is subordinated to the receipt of all interest on the first mortgage notes. With respect to the discount on these notes, the unamortized balance at December 31, 1998 and 1997 was $6 million and $9 million, respectively. During 1998, 1997 and 1996, the Company amortized $3 million, $3.1 million and $0.6 million, respectively, which is included in interest income-investment in mortgage notes in the consolidated statements of operations. This discount is being amortized utilizing the effective yield method based on the expected life of the investment.

     On April 28, 1997, the Company made an $88 million investment in six mortgage loans collateralized by five multifamily properties. On April 1, 1998, the Company purchased these five multifamily Properties and no longer has an investment in the mortgage loans, but has assumed $50 million in debt in connection with this acquisition. These five Properties are no longer included in the Additional Properties, but are now included in the Properties.

11.  MORTGAGE NOTES PAYABLE

     As of December 31, 1998, the Company had outstanding mortgage indebtedness of approximately $2.3 billion encumbering 216 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $250 million) was approximately $3.8 billion. The mortgage notes payables are generally due in monthly installments of principal and interest. In connection with the Properties acquired during the year ended December 31, 1998, including the effects of the MRY Merger, the Company assumed the outstanding mortgage balances on 58 Properties in the aggregate amount of $608.9 million, which includes a premium of approximately $1.5 million recorded in connection with the MRY Merger.

     As of December 31, 1998, scheduled maturities for the Company's outstanding mortgage indebtedness are at various dates through October 1, 2033. During the year ended December 31, 1998, the

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

effective interest cost calculated for all the Company's debt was 7.10%. During the year ended December 31, 1998, the Company repaid the outstanding mortgage balances on nine Properties in the aggregate amount of $63.8 million.

     Aggregate payments of principal on mortgage notes payable for each of the next five years and thereafter are as follows:

      ------------------------------------------------------
                Year                          Total
      ------------------------------------------------------
                 (in thousands)
                1999                       $   25,489
                2000                           52,304
                2001                          249,754
                2002                          225,221
                2003                           83,003
             Thereafter                     1,700,744
      Net Unamortized Premiums                  4,496
      ------------------------------------------------------
               Total                       $2,341,011
      ------------------------------------------------------

     As of December 31, 1997, the Company had outstanding mortgage indebtedness of approximately $1.6 billion encumbering 152 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $145.1 million) was approximately $2.6 billion. The mortgage notes payables are generally due in monthly installments of principal and interest. In connection with the Properties acquired during the year ended December 31, 1997, including the effects of the Mergers, the Company assumed the outstanding mortgage balances on 90 Properties in the aggregate amount of $931 million, which includes a premium of approximately $3.9 million recorded in connection with the EWR Merger.

     During the year ended December 31, 1997, the effective interest cost calculated for all the Company's debt was 7.5%. During the year ended December 31, 1997, the Company repaid the outstanding mortgage balances on 29 Properties in the aggregate amount of $113.4 million.

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

     Concurrent with the refinancing of certain tax-exempt bonds and as a requirement of the credit provider of the bonds, the Financing Partnership, which owns certain of the Properties, entered into interest rate protection agreements, which were assigned to the credit provider as additional security. The Financing Partnership pays interest based on a fixed interest rate and the counterparty of the agreement pays interest to the Company at a floating rate that is calculated based on the Public Securities Association Index for

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


municipal bonds ("PSA Municipal Index"). As of December 31, 1998 and 1997, the aggregate notional amounts of these agreements were approximately $172.1 million and $174.3 million, respectively. The fixed interest rates for these agreements were 4.81%, 4.528% and 4.90%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004.

     The Company simultaneously entered into substantially identical reverse interest rate protection agreements. Under these agreements the Company pays interest monthly at a floating rate based on the PSA Municipal Index and the counterparty pays interest to the Company based on a fixed interest rate. As of December 31, 1998 and 1997, the aggregate notional amount of these agreements was approximately $172.1 million and $174.3 million, respectively. The fixed interest rates received by the Company in exchange for paying interest based on the PSA Municipal Index for these agreements were 4.74%, 4.458% and 4.83%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004. Collectively, these agreements effectively cost the Company 0.07% per annum on the current outstanding aggregate notional amount.

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

     In May 1998, the Company entered into an interest rate protection agreement to effectively fix the interest rate cost of the Evans Withycombe Financing Limited Partnership indebtedness to within a range of 5.6% to 6.0% upon its refinancing. The agreement was for a notional amount of $131 million with a settlement date of August 2001. There was no initial cost to the Company for entering into this agreement.

     In August 1998, the Company entered into an interest rate protection agreement to effectively fix the interest rate cost of the Company's planned financing in the fourth quarter of 1998. This agreement was cancelled in November at a cost of approximately $3.7 million. This cost is being amortized over the life of the financing for the fifteen previously unencumbered Properties that occurred in November 1998.

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

     The Company believes that it has limited exposure to the extent of non-performance by the counterparties of the agreements, mentioned in the previous paragraphs, since each counterparty is a major U.S. financial institution, and the Company does not anticipate their non-performance.

     The fair value of these instruments, discussed above, as of December 31, 1998 approximates their carrying or contract values.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


12.  LINES OF CREDIT

     The Company has a revolving credit facility with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") and Bank of America Illinois ("Bank of America") as co-agents to provide the Operating Partnership with potential borrowings of up to $500 million. This credit facility matures in November 1999 and borrowings generally will bear interest at a per annum rate of one, two, three or six month LIBOR, plus a certain spread dependent upon the Company's credit rating, which spread is currently at 0.45%, and is subject to an annual facility fee of $750,000. As of December 31, 1998 and 1997, $245 million and $235 million of borrowings were outstanding on this credit facility, bearing interest at a weighted average rate of 6.04% and 6.46%, respectively.

     In connection with the MRY Merger, the Company assumed an additional credit facility with First Union Bank (as agent) with potential borrowings of up to $120 million. This revolving credit facility matures in September 2000 and borrowings generally will bear interest at a per annum rate of LIBOR, plus a certain spread dependent upon the Company's credit rating, which spread is currently at 0.50%, and is subject to an annual facility fee of $120,000. As of December 31, 1998, $45 million was outstanding under this facility, bearing interest at a weighted average rate of 5.74%.

13.  NOTES

     On May 16, 1994, the Operating Partnership issued $125 million of unsecured senior notes (the "1999 Notes") in a private placement (the "Debt Offering") to qualified institutional buyers. The 1999 Notes were issued at a discount, which is being amortized over the life of the 1999 Notes on a straight-line basis. As of December 31, 1998 and 1997, the unamortized discount balance was $65,156 and $0.2 million, respectively. The 1999 Notes are due May 15, 1999 and bear interest at a rate of 8.5%, which is payable semiannually in arrears on May 15 and November 15. In February 1996 the Company entered into an interest rate protection agreement that hedged the interest rate risk of the 1999 Notes by locking the effective four-year Treasury Rate, commencing May 15, 1999. There was no current cost to the Company for entering into this agreement.

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

     In April 1995, the Operating Partnership issued $125 million of unsecured fixed rate notes (the "2002 Notes") in a public debt offering (the "Second Public Debt Offering"). The 2002 Notes were issued at a discount, which is being amortized over the life of the 2002 Notes on a straight-line basis. As of December 31, 1998 and 1997, the unamortized discount balance was approximately $0.5 million and $0.6 million, respectively. The 2002 Notes are due on April 15, 2002 and bear interest at 7.95%, which is payable semiannually on each October 15 and April 15. Prior to the issuance of the 2002 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance. The Operating Partnership made a one-time settlement payment of this protection transaction, which was approximately $0.8 million and is being amortized over the term of the 2002 Notes on a straight-line basis. As of December 31, 1998 and 1997, the unamortized balance of this cost was approximately $0.4 million and $0.5 million, respectively.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


     In August 1996, the Operating Partnership issued $150 million of unsecured fixed rate notes (the "2026 Notes") in a public debt offering (the "Third Public Debt Offering"). The 2026 Notes are due on August 15, 2026 and bear interest at 7.57%, which is payable semiannually in arrears on February 15 and August 15, commencing February 15, 1997. The 2026 Notes are redeemable at any time after August 15, 2006 by the Operating Partnership pursuant to the terms thereof. Prior to the issuance of the 2026 Notes, the Company entered into an interest rate protection agreement to effectively fix the interest rate cost of this issuance to 7.5%. The Operating Partnership received a one-time settlement payment from this transaction, which was approximately $0.6 million, which amount is being amortized over ten years on a straight-line basis. As of December 31, 1998 and 1997, the unamortized balance was approximately $0.4 million and $0.5 million, respectively.

     In October 1997, the Operating Partnership issued $150 million of unsecured fixed rate notes (the "2017 Notes") in a public debt offering (the "Fourth Public Debt Offering"). The 2017 Notes were issued at a discount, which is being amortized over the life of the 2017 Notes on a straight-line basis. As of December 31, 1998 and 1997, the unamortized discount balance was approximately $1.2 million and $1.2 million, respectively. The 2017 Notes are due on October 15, 2017 and bear interest at 7.125%, which is payable semiannually in arrears on April 15 and October 15, commencing April 15, 1998. The 2017 Notes are redeemable at any time by the Operating Partnership pursuant to the terms thereof.

     In November 1997, the Operating Partnership issued $200 million of unsecured fixed rate notes in a public debt offering (the "Fifth Public Debt Offering"). Of the $200 million issued, $150 million of these notes are due November 15, 2001 (the "2001 Notes") and bear interest at a rate of 6.55%, which is payable semiannually in arrears on May 15 and November 15, commencing on May 15, 1998. The remaining $50 million of these notes are due November 15, 2003 (the "2003 Notes") and bear interest at a rate of 6.65%, which is payable semiannually in arrears on May 15 and November 15, commencing on May 15, 1998. The 2001 Notes were issued at a discount, which is being amortized over the life of the 2001 Notes on a straight-line basis. As of December 31, 1998 and 1997, the unamortized discount balance was approximately $0.2 million and $0.3 million, respectively. The 2003 Notes were issued at a discount, which is being amortized over the life of the 2003 Notes on a straight-line basis. As of December 31, 1998 and 1997, the unamortized discount balance was approximately $0.1 million and $0.1 million, respectively. Prior to the issuance of the 2001 and 2003 Notes, the Operating Partnership entered into two interest rate protection agreements to effectively fix the interest rate costs of such issuances. The Operating Partnership made a one time settlement payment of each protection transaction, which was approximately $5 million and $1.7 million, respectively, which are being amortized over the term of the Notes on a straight-line basis. As of December 31, 1998 and 1997, the unamortized balance of these costs were approximately $3.6 million and $4.9 million and $1.4 million and $1.6 million, respectively.

     On February 3, 1998, the Operating Partnership filed a Form S-3 Registration Statement to register $1 billion of debt securities. The SEC declared this registration statement effective on February 27, 1998.

     In April 1998, the Operating Partnership issued $300 million of unsecured fixed rate notes (the "2015 Notes") in a public debt offering (the "Sixth Public Debt Offering"). The 2015 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. As of December 31, 1998 the unamortized discount balance was approximately $1.8 million. The 2015 Notes are due April 13, 2015. The annual interest rate on the 2015 Notes to April 13, 2005 (the "Remarketing Date") is 6.63%, which is payable semi-annually in arrears on October 13 and April 13, commencing October 13, 1998. The 2015 Notes are subject to mandatory tender to the remarketing agent on the Remarketing Date, at the election of the remarketing dealer and subject to certain limitations. If the remarketing dealer, initially Salomon Brothers Inc., does not purchase all tendered 2015 Notes on the Remarketing Date, or in certain

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



other limited circumstances, the Operating Partnership will be required to repurchase the 2015 Notes at 100% of their principal amount plus accrued interest. If the 2015 Notes are remarketed, the 2015 Notes will bear interest at the rate determined by the remarketing dealer on and after the Remarketing Date. The Operating Partnership received approximately $8.1 million from the sale of the option to remarket the 2015 Notes on the Remarketing Date, which is being amortized over the term of the 2015 Notes. As of December 31, 1998 the unamortized balance was approximately $7.8 million. Prior to the issuance of the 2015 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance until the Remarketing Date. The Operating Partnership received a one-time settlement payment from this transaction, which was approximately $0.6 million and is being amortized over seven years. As of December 31, 1998 the unamortized balance was approximately $0.6 million.

     In August 1998, the Operating Partnership issued $100 million of Remarketed Reset Notes (the "August 2003 Notes") in a public debt offering (the "Seventh Public Debt Offering"). The August 2003 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. As of December 31, 1998 the unamortized discount balance was approximately $0.3 million. The August 2003 Notes are due August 21, 2003. During the period from and including August 21, 1998 to but excluding August 23, 1999 (the "Initial Spread Period") the interest rate on the August 2003 Notes will be reset quarterly, and will equal LIBOR plus an applicable spread. The spread during the Initial Spread Period is .45%. After the Initial Spread Period, the character (i.e. fixed or floating rate) and duration of the interest rate on the notes and the subsequent spread will be agreed to by the Operating Partnership and the remarketing underwriter, initially Merrill Lynch, Pierce, Fenner and Smith, Inc., on each applicable determination date. Beginning August 23, 1999, the Operating Partnership may elect to redeem the August 2003 Notes on certain dates and in certain circumstances.

     In September 1998, the Operating Partnership issued $145 million of unsecured fixed rate notes (the "2000 Notes") in a public debt offering (the "Eighth Public Debt Offering"). The 2000 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. As of December 31, 1998 the unamortized discount balance was approximately $0.5 million. The 2000 Notes are due September 15, 2000. The annual interest rate on the 2000 Notes is 6.15%, which is payable semi-annually in arrears on March 15 and September 15, commencing March 15, 1999. The Operating Partnership received net proceeds of approximately $144.5 million in connection with this issuance.

     Included in the note balance are four unsecured note issuances assumed in connection with the Wellsford Merger. These are discussed in the following three paragraphs.

     In January 1995, $100 million of senior unsecured notes due February 1, 2002 (the "2002-A Notes") were issued. The 2002-A Notes bear interest at a rate of 9.375%, which is payable semiannually in arrears on August 1 and February 1. In connection with the assumption of the 2002-A Notes, the Company recorded a premium in the amount of $5.6 million, which is being amortized over the remaining life of the notes on a straight-line basis. As of December 31, 1998 and 1997, the unamortized premium balance relating to the 2002 -A Notes was approximately $3.7 million and $4.9 million, respectively.

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

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


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

     In April 1997, $75 million of senior unsecured notes due April 15, 2004 (the "2004 Notes") were issued. The 2004 Notes bear interest at a rate of 7.5%, which is payable semiannually in arrears on October 15 and April 15. In connection with the assumption of the 2004 Notes, the Company recorded a premium in the amount of $1.7 million, which is being amortized over the remaining life of the notes on a straight-line basis. As of December 31, 1998 and 1997, the unamortized premium balance relating to the 2004 Notes was approximately $1.5 million and $1.7 million, respectively.

     In April 1997, $50 million of senior unsecured notes due April 15, 2007 (the "2007 Notes") were issued. The 2007 Notes bear interest at a rate of 7.625%, which is payable semiannually in arrears on October 15 and April 15. In connection with the assumption of the 2007 Notes, the Company recorded a premium in the amount of $1.6 million, which is being amortized over the remaining life of the notes on a straight-line basis. As of December 31, 1998 and 1997, the unamortized premium balance relating to the 2007 Notes was approximately $1.4 million and $1.6 million, respectively.

     Also included in the note balance are six unsecured note issuances assumed in connection with the MRY Merger. These are discussed in the following six paragraphs.

     In August 1995, $40 million of senior unsecured notes due October 1, 2002 (the "2002 MRY Notes") were issued. The 2002 MRY Notes bear interest at a rate of 7.25%, which is payable semiannually in arrears on April 1 and October 1. In connection with the assumption of the 2002 MRY Notes, the Company recorded a premium in the amount of $0.5 million, which is being amortized over the remaining life of the notes on a straight-line basis. As of December 31, 1998, the unamortized premium balance relating to the 2002 MRY Notes was approximately $0.5 million.

     In November 1995, $40 million of senior unsecured notes due November 1, 2003 (the "2003 MRY Notes") were issued. The 2003 MRY Notes bear interest at a rate of 6.875%, which is payable semiannually in arrears on May 1 and November
1. In connection with the assumption of the 2003 MRY Notes, the Company recorded a premium in the amount of $0.3 million, which is being amortized over the remaining life of the notes on a straight-line basis. As of December 31, 1998, the unamortized premium balance relating to the 2003 MRY Notes was approximately $0.3 million.

     In November 1995, $40 million of senior unsecured notes due November 1, 2004 (the "2004 MRY Notes") were issued. The 2004 MRY Notes bear interest at a rate of 6.875%, which is payable semiannually in arrears on May 1 and November
1. In connection with the assumption of the 2004 MRY Notes, the Company recorded a premium in the amount of $0.2 million, which is being amortized over the remaining life of the notes on a straight-line basis. As of December 31, 1998, the unamortized premium balance relating to the 2004 MRY Notes was approximately $0.2 million.

     In June 1995, $120 million of senior unsecured notes due June 15, 2005 (the "2005 MRY Notes") were issued. The 2005 MRY Notes bear interest at a rate of 7.25%, which is payable semiannually in arrears on June 15 and December 15. In connection with the assumption of the 2005 MRY Notes, the Company recorded a premium in the amount of $1.6 million, which is being amortized over the remaining

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


life of the notes on a straight-line basis. As of December 31, 1998, the unamortized premium balance relating to the 2005 MRY Notes was approximately $1.6 million.

     In October 1997, $50 million of senior unsecured notes due October 30, 2006 (the "2006 MRY Notes") were issued. The 2006 MRY Notes bear interest at a rate of 6.69%, which is payable semiannually in arrears on May 1 and November 1. In connection with the assumption of the 2006 MRY Notes, the Company recorded a discount in the amount of $0.4 million, which is being amortized over the remaining life of the notes on a straight-line basis. As of December 31, 1998, the unamortized discount balance relating to the 2006 MRY Notes was approximately $0.4 million.

     In July 1997, $50 million of senior unsecured notes due August 1, 2007 (the "2007 MRY Notes") were issued. The 2007 MRY Notes bear interest at a rate of 6.90%, which is payable semiannually in arrears on February 1 and August 1. In connection with the assumption of the 2007 MRY Notes, the Company recorded a discount in the amount of $0.2 million, which is being amortized over the remaining life of the notes on a straight-line basis. As of December 31, 1998, the unamortized discount balance relating to the 2007 MRY Notes was approximately $0.2 million.

     In regard to all of the interest rate protection agreements mentioned in the previous paragraphs, the Company believes that it has limited exposure to the extent of non-performance by the counterparties of each agreement since each counterparty is a major U.S. financial institution, and the Company does not anticipate their non-performance.

14.  EMPLOYEE TRANSACTIONS

     Douglas Crocker II, President and Chief Executive Officer of the Company, and three other officers had purchased an aggregate of 190,000 Common Shares at prices which range from $26 to $31.625 per Common Share. These purchases were financed by loans made by the Company in the aggregate amount of approximately $5.3 million. The employee notes accrue interest, payable in arrears, at rates that range from 6.15% per annum to 7.93% per annum. Scheduled maturities are at various dates through March 2005. The employee notes are recourse to Mr. Crocker and the three other officers and are collateralized by pledges of the 190,000 Common Shares purchased.

     In addition, as of December 31, 1998, the outstanding principal balance on additional notes issued to Mr. Crocker and four other officers was approximately $1.1 million. These notes accrue interest, payable in arrears, at one month LIBOR plus 2% per annum. Scheduled maturities are at various dates through March 2003. Subsequent to December 31, 1998, Mr. Crocker paid a principal installment on his note in the amount of $80,570. The notes are recourse to Mr. Crocker and the four other officers and are collateralized by pledges of options and share awards.

     Mr. Crocker has a deferred compensation agreement (the "Deferred Compensation Agreement") which Deferred Compensation Agreement will provide Mr. Crocker with a salary benefit after his termination of employment with the Company. If Mr. Crocker's employment is terminated without cause, he would be entitled to annual deferred compensation for a ten-year period commencing on the termination date in an amount equal to $500,000 (increased by a CPI index each year beginning January 1, 1997), multiplied by a percentage equal to 10% per year since December 31, 1995. In the event Mr. Crocker's employment is terminated as a result of his death, permanent disability or incapacity, he would be entitled to a similar amount except the annual percentage would be 15% and the maximum paid per year would not exceed 100% of his average base salary. Should Mr. Crocker be terminated for cause or should he choose to leave voluntarily without good reason, he would not be entitled to any deferred compensation. The

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


Company recognized approximately $0.3 million, $0.3 million and $0.3 million of compensation expense for the years ended 1998, 1997 and 1996, respectively, related to this Deferred Compensation Agreement.

     In addition, Gerald Spector, Executive Vice President and Chief Operating Officer of the Company, entered into a Deferred Compensation Agreement in 1997, which agreement provides Mr. Spector with a salary benefit after his termination of employment with the Company. If Mr. Spector's employment is terminated without cause, he would be entitled to annual deferred compensation for a 15-year period commencing on the termination date in an amount equal to 75% of his average annual base compensation (before bonus) for the prior five calendar years, multiplied by a percentage equal to 6.67% per each year since December 31, 1996. In the event Mr. Spector's employment is terminated as a result of his death, permanent disability or incapacity, he would be entitled to a similar amount except that the annual percentage would be 10%, not 6.67%. Should Mr. Spector be terminated for cause or should he choose to leave voluntarily without good reason, he would not be entitled to any deferred compensation. The Company has recognized approximately $0.2 million and $0.2 million of compensation expense for the years ended 1998 and 1997, respectively, related to this Deferred Compensation Agreement.

     The Board of Trustees also approved a share distributions agreement (the "Share Distributions Agreement") for Mr. Crocker. On January 18, 1996, Mr. Crocker was issued options to purchase 100,000 Common Shares at the then current market price of the Common Shares, which vest over a three-year period and are effective for ten years. Pursuant to the terms of the Share Distributions Agreement, upon the exercise of any of these options, Mr. Crocker would be entitled to an amount equal to the amount of Common Share dividends that would have been paid on these shares being exercised had he owned these shares for the period from January 18, 1996 until the date of the exercise of the options in question. Mr. Crocker's death or termination of employment would not affect the Share Distributions Agreement. The Company recognized approximately $0.3 million, $0.2 million and $0.2 million of compensation expense for the years ended 1998, 1997 and 1996, respectively, related to this Share Distributions Agreement.

     The Company has established a defined contribution plan (the "401(k) Plan") that provides retirement benefits for employees that meet minimum employment criteria. The Company contributes 100% of the first 4% of eligible compensation that a participant contributes to the 401(k) Plan. Participants are vested in the Company's contributions over five years. The Company made contributions in the amount of $0.8 million and $1.4 million for the years ended December 31, 1996 and 1997, respectively, and expects to make contributions in the amount of approximately $2.3 million for the year ended December 31, 1998.

15.  DEPOSITS-RESTRICTED

     Deposits-restricted as of December 31, 1998 primarily included the following:

 . a deposit in the amount of $20 million held in a third party escrow account to provide collateral for third party construction financing in connection with the Joint Venture Agreement;
 . approximately $22.2 million held in third party escrow accounts representing proceeds received in connection with the Company's disposition of four properties;

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


 .  approximately $15.3 million for tenant security and utility deposits for certain of the Company's Properties; and . approximately $11.8 million of other deposits.

     Deposits-restricted as of December 31, 1997 primarily included the following:

 . a deposit in the amount of $20 million held in a third party escrow account to provide collateral for third party construction financing in connection with the Joint Venture Agreement;
 .  approximately $7.6 million for tenant security and utility deposits for certain of the Company's Properties; and . approximately $8.8 million of other deposits.

16.  SUMMARIZED PRO FORMA CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

     The following Summarized Pro Forma Condensed Statement of Operations has been prepared as if the following had occurred on January 1, 1998 (as described in Note 3, Note 4, Note 6, Note 8, Note 11 and Note 13 of Notes to Consolidated Financial Statements):

 .  the January 1998 Common Share Offering;
 .  the February 1998 Common Share Offerings;
 .  the March 1998 Common Share Offering;
 .  the April 1998 Common Share Offering;
 .  the repurchase of Common Shares in August and September 1998;
 .  the Sixth Public Debt Offering;
 .  the Seventh Public Debt Offering;
 .  the Eighth Public Debt Offering;
 .  the mortgage financing of 15 previously unencumbered Properties for $226 million;
 . the acquisition of an additional 99 Properties, including the related assumption of $459.8 million of mortgage indebtedness, the issuance of Junior Convertible Preference Units with a value of $4.8 million and the issuance of OP Units with a value of $165 million;
 . the acquisition of the 118 MRY properties, including the related assumption of $723.5 million of debt, the issuance of Common Shares with a market value of $1 billion, the assumption of MRY's minority interest with a market value of $40.2 million, and the redesignation of Preferred Shares with a liquidation value of $369.1 million;
 . the disposition of 20 properties; and . the repayment of the outstanding mortgage balances on nine properties totaling $63.8 million.

     This would result in 117,174,120 Common Shares outstanding on January 1, 1998. In management's opinion, the Summarized Pro Forma Condensed Statement of Operations does not purport to present what actual results would have been had the above transactions occurred on January 1, 1998, or to project results for any future period. The amounts presented in the following statement are in thousands except for share amounts:

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


                                                                       Summarized Pro Forma
                                                                       Condensed Statement
                                                                          Of Operations
                                                                   For the Twelve Months Ended
                                                                        December 31, 1998
  ------------------------------------------------------------- ------------------------------------
  Total Revenues                                                            $ 1,616,499
                                                                              ---------

  Total Expenses                                                              1,323,525

  Pro Forma income before allocation to Minority Interests                      292,974
                                                                              ---------

  Pro Forma net income                                                          274,589
  Preferred distributions                                                       117,535
                                                                              ---------
  Pro Forma net income available for Common Shares                          $   157,054
                                                                              =========

  Pro Forma net income per Common Share                                     $      1.34
                                                                              =========

17.  SHARE OPTION PLAN

     Pursuant to the Company's Fourth Amended and Restated 1993 Share Option and Share Award Plan (the "Fourth Amended Option and Award Plan") officers, directors, key employees and consultants of the Company may be offered the opportunity to acquire Common Shares through the grant of share options ("Options") including non-qualified share options ("NQSOs"), incentive share options ("ISOs") and share appreciation rights ("SARs") or may be granted restricted or non-restricted shares. Additionally, under the Fourth Amended Option and Award Plan, certain officers of the Company may be awarded Common Shares, subject to conditions and restrictions as described in the Fourth Amended Option and Award Plan. Options and SARs are sometimes referred to herein as "Awards". As to the Options that have been granted through December 31, 1998, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted.

     The Company has reserved 8,000,000 Common Shares for issuance under the Fourth Amended Option and Award Plan. The Options generally are granted at the fair market value of the Company's Common Shares at the date of grant, vest over a three year period, are exercisable upon vesting and expire ten years from the date of grant. The exercise price for all Options under the Fourth Amended Option and Award Plan shall not be less than the fair market value of the underlying Common Shares at the time the Option is granted. The Fourth Amended Option and Award Plan will terminate at such time as no further Common Shares are available for issuance upon the exercise of Options and all outstanding Options have expired or been exercised. The Board of Trustees may at any time amend or terminate the Fourth Amended Option and Award Plan, but termination will not affect Awards previously granted. Any Options, which had vested prior to such a termination, would remain exercisable by the holder thereof.

     Pursuant to the MRY Merger, the Company assumed MRY's Stock Option and Incentive Plan. As to the Options that have been granted through October 18, 1998, generally, one-fifth are exercisable one year after the initial grant, one-fifth are exercisable two years following the date such Options were granted, one-fifth are exercisable three years following the date such Options were granted, one-fifth are exercisable four years following the date such Options were granted and the remaining one-fifth are exercisable five years following the date such Options were granted.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


          The Company will not issue common shares under the MRY Stock Option and Incentive Plan. The Options already granted under the plan were assumed with the original grant dates. The number of original MRY Options and the original MRY grant prices were converted to the Company's equivalent using a conversion ratio of 0.54. They will vest over a five-year period, are exercisable upon vesting and expire ten years from the date of grant. The MRY Stock Option and Incentive Plan will terminate at such time all outstanding Options have expired or been exercised. Any Options, which had vested prior to such assumption, would remain exercisable by the holder thereof.

          The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), in the computation of compensation expense. Under APB No. 25's intrinsic value method, compensation expense is determined by computing the excess of the market price of the shares over the exercise price on the measurement date. For the Company's share options, the intrinsic value on the measurement date (or grant date) is zero, and no compensation expense is recognized. FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"), requires the Company to disclose pro forma net income and income per share as if a fair value based accounting method had been used in the computation of compensation expense. The fair value of the options computed under Statement No. 123 would be recognized over the vesting period of the options. The fair value for the Company's options was estimated at the time the options were granted using the Black Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998, respectively: risk-free interest rates of 6.35%, 6.33% and 5.37%; dividend yields of 6.98%, 5.32% and 5.98%; volatility factors of the expected market price of the Company's Common Shares of 0.226, 0.218 and 0.212; and a weighted-average expected life of the option of seven years.

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

         For purposes of pro forma disclosures, the estimated fair value of the Options is amortized to expense over the Options' vesting period. The following is the pro forma information for the three years ended December 31, 1998, 1997 and 1996 (unaudited):

   -----------------------------------------------------------------------------------------------------
                                                       1998             1997           1996
   -----------------------------------------------------------------------------------------------------
   Pro forma net income available to
                       Common Shares                 $ 155,855        $ 112,482       $ 70,905
   Pro forma income per weighted Average
                       Common Share Outstanding      $    1.55        $    1.71       $   1.66
   -----------------------------------------------------------------------------------------------------

          The table below summarizes the Option activity of the Fourth Amended Option and Award Plan and the MRY Stock Option and Incentive Plan for the three years ended December 31, 1998, 1997 and 1996:

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


                                                     COMMON                 WEIGHTED AVERAGE
                                               SHARES SUBJECT TO             EXERCISE PRICE
                                               OPTIONS OR AWARDS            PER COMMON SHARE
--------------------------------------------------------------------------------------------------
       Balance at January 1, 1996                   1,359,648                    $26.97
             Options granted                        1,195,962                    $30.54
            Options cancelled                         (74,519)                   $29.00
            Options exercised                        (151,178)                   $26.64
                                                    ---------                    ------
      Balance at December 31, 1996                  2,329,913                    $28.76
             Options granted                        2,025,321                    $44.00
            Options cancelled                         (68,258)                   $34.50
            Options exercised                        (180,138)                   $27.78
                                                    ---------                    ------
      Balance at December 31, 1997                  4,106,838                    $36.22
             Options granted                        1,962,050                    $50.30
     MRY Options granted (assumed)                    925,830                    $38.53
            Options cancelled                        (321,418)                   $47.19
          MRY Options cancelled                          --                        --
            Options exercised                        (194,021)                   $29.20
          MRY Options exercised                      (237,153)                   $37.22
                                           -------------------------------------------------------
      BALANCE AT DECEMBER 31, 1998                  6,242,126                    $40.60
                                                    =========                    ======

         As of December 31, 1998, 1997 and 1996, 2,865,214 shares, 1,329,516 shares and 898,075 shares were exercisable, respectively. Exercise prices for Options outstanding as of December 31, 1998 ranged from $26 to $54.8125. Expiration dates ranged from July 12, 2003 to October 19, 2008. The remaining weighted-average contractual life of those Options was 7.85 years. The weighted-average grant date fair value of Options granted during 1998 was $6.28.

18.      EMPLOYEE SHARE PURCHASE PLAN

         Under the Company's Employee Share Purchase Plan certain eligible officers, trustees and employees of the Company may annually acquire up to $100,000 of Common Shares of the Company. The aggregate number of Common Shares available under the Employee Share Purchase Plan shall not exceed 1,000,000, subject to adjustment by the Board of Trustees. The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter. During 1996, the Company issued 39,458 Common Shares at a net price of $30.44 per share. During 1997, the Company issued 84,183 Common Shares at net prices that ranged from $335.63 per share to $42.08 per share and raised approximately $3.2 million in connection therewith. During 1998, the Company issued 93,521 Common Shares at net prices that ranged from $35.70 per share to $42.71 per share and raised approximately $3.7 million in connection therewith.

19.      DISTRIBUTION REINVESTMENT AND SHARE PURCHASE PLAN

         On November 3, 1997 the Company filed with the SEC a Form S-3 Registration Statement to register 7,000,000 Common Shares pursuant to a Distribution Reinvestment and Share Purchase Plan. The registration statement was declared effective on November 25, 1997.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

     The DRIP Plan of the Company provides holders of record and beneficial owners of Common Shares, Preferred Shares, and limited partnership interests in the Operating Partnership with a simple and convenient method of investing cash distributions in additional Common Shares. Common Shares may also be purchased on a monthly basis with optional cash payments made by participants in the Plan and interested new investors, not currently shareholders of the Company, at the market price of the Common Shares less a discount ranging between 0% and 5% (as determined in accordance with the DRIP Plan).

20.  COMMITMENTS AND CONTINGENCIES

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

     In December 1997, the Company entered into a joint venture agreement with a multifamily residential real estate developer whereby the Company will make investments in a limited partnership to fund its portion of the project cost. During 1997 and 1998, the Company funded a total of $6.9 million and $23.9 million, respectively, and during 1999 the Company expects to fund approximately $74.9 million in connection with this agreement. Subsequent to December 31, 1998, the Company has funded approximately $1 million. In addition, the Company also funded $20 million to guarantee third party construction financing and is obligated to fund up to an additional $20 million.

     In regards to certain properties that were under development and/or expansion in 1998, the Company funded $31.6 million. In 1999, the Company expects to fund $53.9 million related to the continued development and/or expansion of as many as five Properties.

     In regards to certain properties that were under earnout/development agreements in 1998, no amounts were funded. The Company expects to fund $60.4 million related to three earnout/development projects expected to be finished during 1999. Subsequent to December 31, 1998, the Company has funded $16.2 million relating to the completion/acquisition of Copper Canyon. In addition, the Company may be required to fund an additional $1 million earnout payment to the developer for Copper Canyon if certain specified operation levels are met.

     In connection with the Wellsford Merger, the Company has provided a $14.8 million credit enhancement with respect to bonds issued to finance certain public improvements at a multifamily development project. Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Company will agree to purchase up to 1,000,000 shares of WRP Newco Series A Preferred at $25.00 per share over a three-year period ending on May 30, 2000. As of December 31, 1998, no shares of WRP Newco Series A Preferred had been acquired by the Company.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

     In connection with the MRY Merger, the Company extended a $25 million, one year, non-revolving Senior Debt Agreement to MRYP Spinco. At December 31, 1998, approximately $18.3 million was outstanding, bearing interest at LIBOR plus 250 basis points. The Company has a potential obligation to fund up to an additional $6.7 million under the Senior Debt Agreement.

     The Company has lease agreements with an affiliated party covering office space occupied by the management offices located in Tampa, Florida (the "Tampa Office"), Atlanta, Georgia (the "Atlanta Office"); and Chicago, Illinois (the "Chicago Office"). The Tampa Office agreement expires on October 31, 2001, the Atlanta Office agreement expires on June 20, 2001 and the Chicago Office agreement expires on July 11, 2000.

     The Company also has six additional lease agreements with unaffiliated parties covering space occupied by the management offices located in Dallas, Texas (the "Dallas Office"); Bethesda, Maryland (the "Bethesda Office"); Denver, Colorado (the "Denver Office"); Seattle, Washington (the "Seattle Office"); Scottsdale, Arizona (the "Scottsdale Office") and Irvine, California (the "Irvine Office"). The lease agreement for the Dallas Office expires on September 30, 2005, the lease agreement for the Bethesda Office expires on February 1, 2004, the lease agreement for the Denver Office expires on December 31, 2002, the lease agreement for the Seattle Office expires on June 30, 2003, the lease agreement for the Scottsdale Office expires on July 31, 2004 and the lease agreement for the Irvine Office expires on July 31, 2000.

     The Company also has a lease agreement with an affiliated party covering office space occupied by the corporate headquarters located in Chicago, Illinois. This agreement, as amended, expires on July 31, 2001. In addition, commencing June 15, 1998, the Company increased the office space occupied by its corporate personnel. The lease agreement covering the additional space expires on December 31, 2004. Subsequent to December 31, 1998, the Company is planning on increasing its office space again with leasing terms to be determined.

     During the years ended December 31, 1998, 1997 and 1996, total rentals, including a portion of real estate taxes, insurance, repairs and utilities, aggregated $2,528,150, $1,491,766 and $1,020,311, respectively.

     The minimum basic aggregate rental commitment under the above described leases in years succeeding December 31, 1998 is as follows:

                                 ------------------------------
                                     Year            Amount
                                 ------------------------------
                                     1999         $ 2,689,662
                                     2000           2,764,818
                                     2001           2,515,258
                                     2002           2,238,029
                                     2003           1,979,775
                                 ------------------------------
                                     Total        $12,187,542
                                 ------------------------------

21.      TRANSACTIONS WITH RELATED PARTIES

         In connection with the Wellsford Merger, Jeffrey Lynford and Edward Lowenthal (trustees of the Company) each executed a consulting agreement with the Company. Each consulting agreement has a term of five years from May 30, 1997, the closing date of the Wellsford Merger. Pursuant to the consulting

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

agreements, each of Messrs. Lynford and Lowenthal will serve as a senior management consultant to the Company and will receive compensation at the rate of $200,000 per year plus reimbursement for reasonable out-of-pocket expenses.

         In connection with the EWR Merger, in December 1997, Stephen Evans (a trustee of the Company) executed a consulting agreement with an affiliate of the Company. The consulting agreement has a term of two years and expires on December 31, 1999. Pursuant to the consulting agreement, Mr. Evans will serve as a senior management consultant to the Company and will receive compensation at the rate of $225,000 per year. Mr. Evans also received an option to purchase 115,500 Common Shares that will vest in three equal annual installments and will have an exercise price equal to $50.125 per Common Share. Mr. Evans will also be eligible to participate in all of the Company's employee benefit plans in which persons in comparable positions participate, treating Mr. Evans as an employee.

         In connection with the affiliated lease agreements discussed in Note 20, the Company paid Equity Office Holdings, L.L.C. ("EOH") $114,539, $145,511 and $118,919 in connection with the Chicago Office, $194,506, $177,793 and $137,638 in connection with the Tampa Office and $772,320, $632,693 and $409,392 in connection with the space occupied by the corporate headquarters for the years ended December 31, 1998, 1997 and 1996, respectively. Also, the Company paid $55,117 in connection with the Atlanta Office for the year ended
December 31, 1998. Amounts due to EOH were $136,000 and $59,675 as of December 31, 1998 and 1997, respectively.

         Equity Group Investments, Inc. and certain of its subsidiaries, including, Equity Properties & Development, L.P. and Equity Properties Management Corp. (collectively, "EGI"), have provided certain services to the Company which include, but are not limited to, investor relations, corporate secretarial, real estate tax evaluation services and market consulting and research services. Fees paid to EGI for these services amounted to approximately $1.1 million, $1.1 million and $1.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. Amounts due to EGI were $57,408 and $74,578 as of December 31, 1998 and 1997, respectively.

         Artery Property Management, Inc., a real estate property management company ("APMI") in which Mr. Goldberg, a trustee of the Company, is a two-thirds owner and chairman of the board of directors, provided the Company consulting services with regard to property acquisitions and additional business opportunities. Fees paid for those services and reimbursed expenses amounted to approximately $0.2 million for the year ended December 31, 1996. In connection with the acquisition of certain Properties from Mr. Goldberg and his affiliates during 1995, the Company made a loan to Mr. Goldberg and APMI of $15,212,000 evidenced by two notes and secured by 465,541 OP Units. At December 31, 1998, approximately $14.6 million was outstanding and 445,540 OP Units secured this loan. In connection with the acquisition of certain Properties from Mr. Goldberg and his affiliates during 1998, the Company made a $12,000,000 revolving loan to Mr. Goldberg and his wife in September 1998. At December 31, 1998, approximately $3.9 million was outstanding.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

     Certain related entities provided services to the Company. These included, but were not limited to, Rosenberg & Liebentritt, P.C., which provided legal services, and Arthur A. Greenberg, which provided tax advisory services. Fees paid to these related entities in the aggregate amounted to approximately $1.3 million and $0.7 million for the years ended December 31, 1997 and 1996, respectively. In addition, The Riverside Agency, Inc., which provided insurance brokerage services, was paid fees and reimbursed premiums and loss claims in the amount of $0.3 million and $4.1 million for the years ended December 31, 1997 and 1996. As of December 31, 1997, $643,519 was owed to Rosenberg & Liebentritt, P.C. for legal fees incurred in connection with securities offerings, litigation matters, property acquisitions and other general corporate matters.

     Rudnick & Wolfe, a law firm in which Mr. Errol Halperin, a trustee of the Company, is a partner, provided legal services to the Company. Fees paid to this firm amounted to approximately $2.2 million, $2.3 million and $4,300 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Seyfarth, Shaw, Fairweather & Geraldson, a law firm in which Ms. Sheli Rosenberg's (a trustee of the Company) husband is a partner, provided legal services to the Company. Fees paid to this firm amounted to $29,146 for the year ended December 31, 1998.

     In addition, the Company has provided acquisitions, asset and property management services to certain related entities for properties not owned by the Company. Fees received for providing such services were approximately $5.6 million, $5.7 million and $6.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

22.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following unaudited quarterly data has been prepared on the basis of a December 31 year end. The 1998 and 1997 net income per weighted average Common Share amounts have been presented and, where appropriate, restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of net income per weighted average Common Share outstanding and impact of Statement No. 128, see Note 9 of Notes to Consolidated Financial Statements. Amounts are in thousands, except for per share amounts.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                               First             Second            Third              Fourth
                   1998                    Quarter 3/31       Quarter 6/30      Quarter 9/30       Quarter 12/31
  -----------------------------------------------------------------------------------------------------------------
  Total revenues                                 $286,341           $307,050          $339,299           $ 404,759
                                                 ========           ========         =========           =========

  Income before allocation
    to Minority Interests                        $ 61,275           $ 72,357          $ 61,102           $  82,001
                                                 ========           ========          ========           =========

  Net income                                     $ 57,587           $ 67,735          $ 56,572           $  76,312
                                                 ========           ========          ========           =========

  Net income available
    to Common Shares                             $ 35,895           $ 46,043          $ 34,881           $  48,470
                                                 ========           ========          ========           =========

  Weighted average Common
    Shares outstanding                             93,361             97,405            97,089             113,440
                                                   ======             ======            ======             =======

  Net income per weighted
    average Common Share outstanding             $   0.38           $   0.47          $   0.36           $    0.43
                                                 ========           ========          ========           =========

  Net income per weighted
    average Common Share
    outstanding - assuming dilution              $   0.38           $   0.47          $   0.36           $    0.42
                                                 ========           ========          ========           =========

                                               First              Second            Third             Fourth
                  1997                     Quarter 3/31       Quarter 6/30      Quarter 9/30       Quarter 12/31
------------------------------------------------------------------------------------------------------------------
Total revenues                                   $141,387           $164,937          $203,354           $ 237,643
                                                 ========           ========          ========           =========

Income before allocation
  to Minority Interests                          $ 36,388           $ 38,628          $ 50,320           $  64,516
                                                 ========           ========          ========           =========

Net income                                       $ 32,962           $ 35,709          $ 47,234           $  60,687
                                                 ========           ========          ========           =========

Net income available
  to Common Shares                               $ 23,901           $ 23,831          $ 30,886           $  38,962
                                                 ========           ========          ========           =========

Weighted average Common
  Shares outstanding                               51,791             58,940            73,757              78,050
                                                   ======             ======            ======             =======

Net income per weighted
  average Common Share outstanding               $   0.46           $   0.40          $   0.42           $    0.50
                                                 ========           ========          ========           =========

Net income per weighted
  Average Common Share
  Outstanding - assuming dilution                $   0.45           $   0.40          $   0.41           $    0.49
                                                 ========           ========          ========           =========

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

23.      REPORTABLE SEGMENTS

         The following tables set forth the reconciliation of net income and total assets for the Company's reportable segments for the years ended December 31, 1998, 1997 and 1996 (see also Note 5 for further discussion).

                                                                RENTAL REAL         CORPORATE/
               1998 (AMOUNTS IN THOUSANDS)                       ESTATE (1)         OTHER (2)         CONSOLIDATED
------------------------------------------------------------------------------------------------------------------
Rental income                                                   $  1,293,560        $       -         $  1,293,560
Property and maintenance expense                                    (326,567)               -             (326,567)
Real estate tax and insurance expense                               (126,009)                             (126,009)
Property management expense                                          (52,705)               -              (52,705)
                                                                ---------------------------------------------------
Net operating income                                                 788,279                -              788,279

Fee and asset management income                                            -            5,622                5,622
Interest income - investment in mortgage notes                             -           18,564               18,564
Interest and other income                                                  -           19,703               19,703
Fee and asset management expense                                           -           (4,207)              (4,207)
Depreciation expense on non-real estate assets                             -           (5,361)              (5,361)
Interest expense:
    Expense incurred                                                       -         (246,585)            (246,585)
    Amortization of deferred financing costs                               -           (2,757)              (2,757)
General and administrative expense                                         -          (21,718)             (21,718)
Preferred distributions                                                    -          (92,917)             (92,917)
Adjustment for amortization of deferred financing costs                    -               35                   35
    related to predecessor business
Adjustment for depreciation expense related to equity in                   -              183                  183
    unconsolidated joint ventures
                                                                ----------------------------------------------------
Funds from operations available to Common Shares and OP
Units (unaudited)                                                    788,279         (329,438)             458,841

Depreciation expense on real estate assets                          (296,508)               -             (296,508)
Gain on disposition of properties, net                                21,703                -               21,703
Income allocated to Minority Interests                                     -          (18,529)             (18,529)
Adjustment for amortization of deferred financing costs                    -              (35)                 (35)
    related to predecessor business
Adjustment for depreciation expense related to equity in                   -             (183)                (183)
    unconsolidated joint ventures
                                                                --------------------------------------------------
Net income available to Common Shares                           $    513,474        $(348,185)       $     165,289
                                                                ==================================================
Investment in real estate, net of accumulated depreciation      $ 10,208,113        $  15,459        $  10,223,572
                                                                ==================================================
Total assets                                                    $ 10,237,999        $ 462,261        $  10,700,260
                                                                ==================================================

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                                                RENTAL REAL       CORPORATE/
                 1997 (AMOUNTS IN THOUSANDS)                    ESTATE (1)        OTHER (2)       CONSOLIDATED
------------------------------------------------------------------------------------------------------------------
Rental income                                                     $  707,733       $       -         $  707,733
Property and maintenance expense                                    (176,075)              -           (176,075)
Real estate tax and insurance expense                                (69,520)              -            (69,520)
Property management expense                                          (26,793)              -            (26,793)
                                                                 -----------------------------------------------
Net operating income                                                 435,345               -            435,345
Fee and asset management income                                            -           5,697              5,697
Interest income - investment in mortgage notes                             -          20,366             20,366
Interest and other income                                                  -          13,525             13,525
Fee and asset management expense                                           -          (3,364)            (3,364)
Depreciation expense on non-real estate assets                             -          (3,118)            (3,118)
Interest expense:
    Expense incurred                                                       -        (121,324)          (121,324)
    Amortization of deferred financing costs                               -          (2,523)            (2,523)
General and administrative expense                                         -         (15,064)           (15,064)
Preferred distributions                                                    -         (59,012)           (59,012)
Adjustment for amortization of deferred financing costs                    -             235                235
  related to predecessor business
                                                                 -----------------------------------------------

Funds from operations available to Common Shares and                 435,345        (164,582)           270,763
OP Units (unaudited)

Depreciation expense on real estate assets                          (153,526)              -           (153,526)
Gain on disposition of properties, net                                13,838               -             13,838
Income allocated to Minority Interests                                     -         (13,260)           (13,260)

Adjustment for amortization of deferred financing costs                    -            (235)              (235)
  related to predecessor business
                                                                 -----------------------------------------------

Net income available to Common Shares                             $  295,657       $(178,077)         $ 117,580
                                                                 ===============================================

Investment in real estate, net of accumulated depreciation        $6,666,925       $   9,748         $6,676,673
                                                                 ===============================================

Total assets                                                      $6,666,925       $ 427,706         $7,094,631
                                                                 ===============================================

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                                                RENTAL REAL       CORPORATE/
               1996 (AMOUNTS IN THOUSANDS)                      ESTATE (1)        OTHER (2)       CONSOLIDATED
----------------------------------------------------------------------------------------------------------------
Rental income                                                     $  454,412       $       -         $  454,412
Property and maintenance expense                                    (127,172)              -           (127,172)
Real estate tax and insurance expense                                (44,128)              -            (44,128)
Property management expense                                          (17,512)              -            (17,512)
                                                                 -----------------------------------------------
Net operating income                                                 265,600               -            265,600
Fee and asset management income                                            -           6,749              6,749
Interest income - investment in mortgage notes                             -          12,819             12,819
Interest and other income                                                  -           4,405              4,405
Fee and asset management expense                                           -          (3,837)            (3,837)
Depreciation expense on non-real estate assets                             -          (2,079)            (2,079)
Interest expense:
  Expense incurred                                                         -         (81,351)           (81,351)
  Amortization of deferred financing costs                                 -          (4,242)            (4,242)
General and administrative expense                                         -          (9,857)            (9,857)
Preferred distributions                                                    -         (29,015)           (29,015)
Adjustment for amortization of deferred financing                          -           1,075              1,075
  related to predecessor business
                                                                 -----------------------------------------------

Funds from operations available to Common Shares and                 265,600        (105,333)           160,267
OP units (unaudited)

Depreciation expense on real estate assets                           (91,174)              -            (91,174)
Gain on disposition of properties, net                                22,402               -             22,402
Write-off of unamortized costs on refinanced debt                          -          (3,512)            (3,512)
Income allocated to Minority Interests                                     -         (14,299)           (14,299)
Adjustment for amortization of deferred financing costs                    -          (1,075)            (1,075)
  related to predecessor business
                                                                 -----------------------------------------------

Net income available to Common Shares                             $  196,828       $(124,219)        $   72,609
                                                                 ===============================================

(1) The Company has one primary reportable business segment, which consists of investment in rental real estate. The Company's primary business is owning, managing, and operating multifamily residential properties which includes the generation of rental and other related income through the leasing of apartment units to tenants.

(2) The Company has a segment for corporate level activity including such items as interest income earned on short-term investments, interest income earned on investment in mortgage notes, general and administrative expenses, and interest expense on mortgage notes payable and unsecured note issuances. In addition, the Company has a segment for third party management activity that is immaterial and does not meet the threshold requirements of a reportable segment as provided for in Statement No. 131. Interest expense on debt is not allocated to individual Properties, even if the Properties secure such debt. Further, income allocated to Minority Interests is not allocated to the Properties.

24.  SUBSEQUENT EVENTS

     On January 6, 1999 the Company disposed of Fox Run Apartments, a 337-unit multifamily property located in Little Rock, Arkansas, to an unaffiliated third party for a total sales price of $10.6

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

million. This Property was classified as real estate held for disposition at December 31, 1998.

     On January 6, 1999 the Company disposed of Greenwood Forest Apartments, a 239-unit multifamily property located in Little Rock, Arkansas, to an unaffiliated third party for a total sales price of $7.5 million. This Property was classified as real estate held for disposition at December 31, 1998.

     On January 6, 1999 the Company disposed of Walnut Ridge Apartments, a 252-unit multifamily property located in Little Rock, Arkansas, to an unaffiliated third party for a total sales price of $7.9 million. This Property was classified as real estate held for disposition at December 31, 1998.

     On January 6, 1999 the Company disposed of Williamsburg Apartments, a 211-unit multifamily property located in Little Rock, Arkansas, to an unaffiliated third party for a total sales price of $6.7 million. This Property was classified as real estate held for disposition at December 31, 1998.

     On January 22, 1999, the Company acquired Fireside Park Apartments, a 236-unit multifamily property located in Rockville, Maryland, from an affiliated party for a purchase price of approximately $14.3 million, which included the assumption of mortgage indebtedness of approximately $8.9 million.

     On January 22, 1999, the Company acquired Mill Pond Apartments, a 240-unit multifamily property located in Glen Burnie, Maryland, from an affiliated party for a purchase price of approximately $11.7 million, which included the assumption of mortgage indebtedness of approximately $8 million.

     On January 27, 1999 the Company disposed of The Hawthorne Apartments, a 276-unit multifamily property located in Phoenix, Arizona, to an unaffiliated third party for a total sales price of $20.5 million. This Property was classified as real estate held for disposition at December 31, 1998.

     On January 28, 1999, the Company acquired Aspen Crossing Apartments, a 192-unit multifamily property located in Wheaton, Maryland, from an affiliated party for a purchase price of approximately $11.4 million.

     On February 24, 1999, the Company acquired Copper Canyon Apartments, a 222-unit multifamily property located in Denver, Colorado, from an unaffiliated third party for a purchase price of approximately $16.2 million.

     On February 24, 1999, the Company declared a $0.71 distribution per Common Share, $0.585938 per Series A Preferred Share, $0.570313 per Series B Depositary Share and per Series C Depositary Share, $0.5375 per Series D Depositary Share, $0.4375 per Series E Preferred Share, $0.603125 per Series F Preferred Share, $0.453125 per Series G Depositary Share, $0.4375 per Series H Preferred Share, $0.55125 per Series I Preferred Share, $0.5375 per Series J Preferred Share, $1.03625 per Series K Preferred Share and $0.4765625 per Series L Preferred Share for the quarter ended March 31, 1999 to shareholders of record on March 19, 1999.

     On February 25, 1999, the Company filed with the SEC a Form S-3 Registration Statement to register 1,262,264 Common Shares (the "Resale Shelf Registration") of which 1,262,264 Common Shares may be issued by the Company to holders of 1,262,264 OP Units. The SEC declared the Resale Shelf Registration effective as of March 5, 1999.

     On March 2, 1999 the Company disposed of The Atrium Apartments, a 208-unit multifamily

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


property located in Durham, North Carolina, to an unaffiliated third party for a total sales price of $10.8 million.

     On March 4, 1999, the Company acquired Siena Terrace Apartments, a 356-unit multifamily property located in Lake Forest, California, from an unaffiliated third party for a purchase price of approximately $33 million.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                   Real Estate and Accumulated Depreciation
                               December 31, 1998

                                                                                                       Cost Capitalized
                                                                                                         Subsequent to
                                                                       Initial Cost to                    Acquisition
                  Description                                              Company                  (Improvements, net) (I)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                    Building &                   Building &
Apartment Name                 Location             Encumbrances     Land           Fixtures         Land        Fixtures
-------------------------------------------------------------------------------------------------------------------------------
2300 Elliott                   Seattle, WA           $         0    $  796,700     $ 7,170,461     $   100      $  332,080
2900 on First Combined         Seattle, WA                     0     1,176,400      10,588,096       1,300         311,213
3000 Grand                     Des Moines, IA                  0       858,305       7,827,336           0       1,302,538
740 River Drive                St. Paul, MN            6,826,903     1,620,000      11,179,212       6,700         375,571
7979 Westheimer                Houston, TX                     0     1,388,400      12,495,280       1,700       1,176,884
Acacia Creek                   Scottsdale, AZ                  0     6,121,856      35,379,595           0         545,288
Adams Farm                     Greensboro, NC                  0     2,350,000      30,871,672           0          11,244
Alderwood Park                 Lynnwood, WA            4,187,662     3,760,000       8,016,867       7,400         129,997
Altamonte                      San Antonio, TX                (T)    1,663,100      14,968,079       1,970         835,771
Amberton                       Manassas, VA           10,597,067       888,800       8,352,507      11,800       1,013,019
Arbor Glen                     Pittsfield Twp, MI              0     1,092,300       9,830,191       3,764         281,452
Arboretum (AZ)                 Tucson, AZ                     (Q)    3,453,446      19,021,517           0         372,905
Arboretum (GA)                 Atlanta, GA                     0     4,679,400      15,927,313       2,900         348,582
Arboretum (MA)                 Canton, MA                      0     4,680,000      10,961,320       5,900          73,688
Arbors at Century Center       Memphis, TN                     0     2,520,000      15,239,044       1,700          59,958
Arbors of Brentwood            Nashville, TN                  (D)      404,570      13,189,508         100       1,121,432
Arbors of Hickory Hollow       Nashville, TN                  (D)      202,285       6,594,754         700       1,792,378
Arbors of Las Colinas          Irving, TX                      0     1,662,300      14,960,709       1,600       1,230,194
Ashton, The                    Corona Hills, CA       17,300,000     2,594,264      33,082,047           0         145,793
Atrium                         Durham, NC                      0     1,122,600      10,103,027       2,400         119,775
Audubon Village                Tampa, FL                       0     3,576,000      26,433,022           0          12,826
Augustine Club                 Tallahassee, FL                 0     1,110,000       8,920,213           0           8,096
Autumn Creek                   Cordova, TN                    (E)    1,680,000       9,330,921       1,900         155,799
Auvers Village                 Orlando, FL                     0     3,840,000      29,676,167           0          17,001
Bainbridge                     Durham, NC                      0     1,042,900       9,385,579      33,400       1,035,966
Balcones Club                  Austin, TX                      0     2,184,000      10,114,399       1,500         256,401
Banyan Lake                    Boynton Beach, FL               0     2,736,000      11,204,508       2,600         430,319
Bay Club                       Phoenix, AZ                     0       828,100       5,821,759         100       1,628,084
Bay Ridge                      San Pedro, CA                   0     2,385,399       2,180,081      15,901          32,599
Bayside at the Islands         Gilbert, AZ                    (P)    3,306,484      15,577,472           0         137,378
Beach Club                     Fort Myers, FL                  0     2,080,000      14,967,104           0          64,631
Bear Canyon                    Tucson, AZ                      0     1,660,608      11,228,097           0          31,203
Bear Creek Village             Denver, CO             21,400,000     4,519,700      40,677,102           0         150,659
Bellevue Meadows               Bellevue, WA                    0     4,500,000      12,535,945       7,100         110,913
Belmont Crossing               Riverdale, GA                   0     1,580,000      18,753,653           0           5,297
Belmont Landing                Riverdale, GA                   0     2,120,000      22,001,656           0          11,264
Beneva Place                   Sarasota, FL            8,700,000     1,344,000       9,752,633           0           7,604
Berkshire Place                Charlotte, NC                   0       805,550      12,812,210           0           9,049
Bermuda Cove                   Jacksonville, FL                0     1,503,000      19,800,377           0          11,172
Bishop Park                    Winter Park, FL                 0     2,592,000      18,211,899           0           9,711
Blue Swan                      San Antonio, TX                (E)    1,424,800       7,589,821         700         119,365
Boulder Creek                  Wilsonville, OR                 0     3,552,000      11,462,403       2,400         451,855
Bourbon Square Combined        Palatine, IL           27,414,677     3,982,600      35,843,025       2,700       4,776,878
Bramblewood                    San Jose, CA                    0     5,184,000       9,608,154       6,700          83,660
Breckenridge                   Lexington, KY           9,385,180     1,645,800      14,812,310       2,500         319,657
Brentwood                      Vancouver, WA                   0     1,318,200      11,863,517      39,021       1,055,320
Breton Mill                    Houston, TX                    (F)      212,720       8,154,404         100         847,338
Briarwood (CA)                 Sunnyvale, CA          14,249,668     9,984,000      22,178,614       7,500         102,538
Bridge Creek                   Wilsonville, OR                 0     1,294,600      11,651,108       5,290       1,396,556
Bridgeport                     Raleigh, NC                     0     1,296,200      11,665,351         500         465,422
Brierwood                      Jacksonville, FL                0       546,100       4,914,681       5,800         499,241
Brittany Square                Tulsa, OK                       0       625,000       4,220,662           0         595,214
Brixworth                      Nashville, TN                   0     1,172,100      10,549,371       1,700         279,322
Broadway                       Garland, TX             6,167,239     1,440,000       7,766,166       3,700         124,227
Brookfield                     Salt Lake City, UT              0     1,152,000       5,673,250       1,000         111,804
Brookridge                     Centreville, VA                (E)    2,520,000      15,993,105       1,500         140,629
Brookside (CO)                 Boulder, CO                     0     3,600,000      10,200,045         400          10,443
Brookside II (MD)              Frederick, MD                   0     2,448,000       6,912,403       2,800         131,060
Burn Brae                      Dallas, TX                      0     1,255,000      11,294,815           0         151,697
Burwick Farms                  Howell, MI                      0     1,102,200       9,919,799       2,400         164,452
Calais                         Dallas, TX                      0     1,118,900      10,070,076           0         177,245
Cambridge at Hickory Hollow    Nashville, TN                   0     3,240,000      17,908,952         800         108,544
Cambridge Village              Lewisville, TX                  0       800,000       8,751,405       1,300         198,599
Camellero                      Scottsdale, AZ         11,725,485     1,923,600      17,312,869       1,300         811,189
Canterbury                     Germantown, MD         31,363,911     2,781,300      26,656,574           0       2,617,807
Canterchase                    Nashville, TN           5,701,841       862,200       7,759,711       1,400         440,174
Canyon Creek (AZ)              Tucson, AZ                      0       834,313       5,840,188         100         530,246
Canyon Crest Views             Riverside, CA                   0     1,744,640      17,392,607           0         136,490
Canyon Ridge                   San Diego, CA                   0     4,869,448      12,002,216           0         114,064
Canyon Sands                   Phoenix, AZ                     0     1,475,900      13,282,737      16,850         657,278
Cardinal, The                  Greensboro, NC          7,401,384     1,280,000      11,838,616       1,200         115,779

                                     Gross Amount Carried                                                          Life Used to
                                         at Close of                                                                  Compute
                                       Period 12/31/98                                                            Depreciation in
---------------------------------------------------------------------------------------------------------------
                                                  Building &                        Accumulated       Date of      Latest Income
Apartment Name                     Land           Fixtures (A)      Total (B)       Depreciation   Construction    Statement (C)
---------------------------------------------------------------------------------------------------------------------------------
2300 Elliott                      $  796,800     $ 7,502,541       $ 8,299,341       $  417,256        1992          30 Years
2900 on First Combined             1,177,700      10,899,309        12,077,009        1,097,670       1989-91        30 Years
3000 Grand                           858,305       9,129,874         9,988,179        4,929,785        1970          30 Years
740 River Drive                    1,626,700      11,554,783        13,181,483          408,559        1962          30 Years
7979 Westheimer                    1,390,100      13,672,164        15,062,264        1,832,847        1973          30 Years
Acacia Creek                       6,121,856      35,924,883        42,046,739        1,337,306      1988-1994       30 Years
Adams Farm                         2,350,000      30,882,916        33,232,916          260,335        1987          30 Years
Alderwood Park                     3,767,400       8,146,864        11,914,264          125,590        1982          30 Years
Altamonte                          1,665,070      15,803,850        17,468,920        2,590,221        1985          30 Years
Amberton                             900,600       9,365,526        10,266,126        1,340,814        1986          30 Years
Arbor Glen                         1,096,064      10,111,643        11,207,708          394,386        1990          30 Years
Arboretum (AZ)                     3,453,446      19,394,422        22,847,868          762,350        1987          30 Years
Arboretum (GA)                     4,682,300      16,275,894        20,958,194          594,299        1970          30 Years
Arboretum (MA)                     4,685,900      11,035,008        15,720,908          240,324        1989          30 Years
Arbors at Century Center           2,521,700      15,299,001        17,820,701          256,760      1988/1990       30 Years
Arbors of Brentwood                  404,670      14,310,940        14,715,610        2,828,235        1986          30 Years
Arbors of Hickory Hollow             202,985       8,387,132         8,590,117        1,926,949        1986          30 Years
Arbors of Las Colinas              1,663,900      16,190,903        17,854,803        3,001,553       1984/85        30 Years
Ashton, The                        2,594,264      33,227,840        35,822,104        1,225,795        1986          30 Years
Atrium                             1,125,000      10,222,803        11,347,803          465,771        1989          30 Years
Audubon Village                    3,576,000      26,445,848        30,021,848          223,446        1990          30 Years
Augustine Club                     1,110,000       8,928,309        10,038,309           79,228        1988          30 Years
Autumn Creek                       1,681,900       9,486,720        11,168,620          424,230        1991          30 Years
Auvers Village                     3,840,000      29,693,168        33,533,168          249,926        1991          30 Years
Bainbridge                         1,076,300      10,421,545        11,497,845        1,871,029        1984          30 Years
Balcones Club                      2,185,500      10,370,800        12,556,300          324,244        1984          30 Years
Banyan Lake                        2,738,600      11,634,827        14,373,427          713,658        1986          30 Years
Bay Club                             828,200       7,449,843         8,278,043        1,601,411        1976          30 Years
Bay Ridge                          2,401,300       2,212,680         4,613,980          137,403        1987          30 Years
Bayside at the Islands             3,306,484      15,714,850        19,021,334          586,883        1989          30 Years
Beach Club                         2,080,000      15,031,735        17,111,735          129,109        1990          30 Years
Bear Canyon                        1,660,608      11,259,300        12,919,908          425,332        1996          30 Years
Bear Creek Village                 4,519,700      40,827,761        45,347,461        2,289,393        1987          30 Years
Bellevue Meadows                   4,507,100      12,646,857        17,153,957          224,589        1983          30 Years
Belmont Crossing                   1,580,000      18,758,950        20,338,950          158,605        1988          30 Years
Belmont Landing                    2,120,000      22,012,920        24,132,920          188,103        1988          30 Years
Beneva Place                       1,344,000       9,760,237        11,104,237           83,483        1986          30 Years
Berkshire Place                      805,550      12,821,259        13,626,809          109,352        1982          30 Years
Bermuda Cove                       1,503,000      19,811,549        21,314,549          168,051        1989          30 Years
Bishop Park                        2,592,000      18,221,609        20,813,609          154,528        1991          30 Years
Blue Swan                          1,425,500       7,709,186         9,134,686          368,781      1985-1994       30 Years
Boulder Creek                      3,554,400      11,914,257        15,468,657          767,819        1991          30 Years
Bourbon Square Combined            3,985,300      40,619,903        44,605,203        7,286,143       1984-87        30 Years
Bramblewood                        5,190,700       9,691,814        14,882,514          169,574        1986          30 Years
Breckenridge                       1,648,300      15,131,966        16,780,266          599,171      1986-1987       30 Years
Brentwood                          1,357,221      12,918,837        14,276,058        1,815,610        1990          30 Years
Breton Mill                          212,820       9,001,742         9,214,562        1,728,698        1986          30 Years
Briarwood (CA)                     9,991,500      22,281,152        32,272,652          322,353        1985          30 Years
Bridge Creek                       1,299,890      13,047,664        14,347,554        2,341,275        1987          30 Years
Bridgeport                         1,296,700      12,130,773        13,427,473        2,212,393        1990          30 Years
Brierwood                            551,900       5,413,921         5,965,821          523,522        1974          30 Years
Brittany Square                      625,000       4,815,876         5,440,876        2,443,264        1982          30 Years
Brixworth                          1,173,800      10,828,692        12,002,492          952,926        1985          30 Years
Broadway                           1,443,700       7,890,393         9,334,093          149,778        1983          30 Years
Brookfield                         1,153,000       5,785,054         6,938,054          268,634        1985          30 Years
Brookridge                         2,521,500      16,133,734        18,655,234          699,362        1989          30 Years
Brookside (CO)                     3,600,400      10,210,488        13,810,888          212,273        1993          30 Years
Brookside II (MD)                  2,450,800       7,043,464         9,494,264          122,730        1979          30 Years
Burn Brae                          1,255,000      11,446,512        12,701,512          693,394        1984          30 Years
Burwick Farms                      1,104,600      10,084,251        11,188,851          467,353        1991          30 Years
Calais                             1,118,900      10,247,321        11,366,221          627,211        1986          30 Years
Cambridge at Hickory Hollow        3,240,800      18,017,496        21,258,296          832,203        1997          30 Years
Cambridge Village                    801,300       8,950,004         9,751,304          475,652        1987          30 Years
Camellero                          1,924,900      18,124,058        20,048,958        2,373,643        1979          30 Years
Canterbury                         2,781,300      29,274,381        32,055,681        4,191,193        1986          30 Years
Canterchase                          863,600       8,199,885         9,063,485          775,416        1985          30 Years
Canyon Creek (AZ)                    834,413       6,370,434         7,204,847        1,305,549        1986          30 Years
Canyon Crest Views                 1,744,640      17,529,097        19,273,737          629,914      1982-1983       30 Years
Canyon Ridge                       4,869,448      12,116,280        16,985,728          438,489        1989          30 Years
Canyon Sands                       1,492,750      13,940,016        15,432,766        1,425,632        1983          30 Years
Cardinal, The                      1,281,200      11,954,395        13,235,595          807,778        1994          30 Years

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                    Real Estate and Accumulated Depreciation
                                December 31, 1998

                                                                                                      Cost Capitalized
                                                                                                       Subsequent to
                                                                        Initial Cost to                 Acquisition
                        Description                                         Company                  (Improvement, net)(1)
---------------------------------------------------------------------------------------------------------------------------
                                                                                    Building &                  Building &
Apartment Name                       Location           Encumbrances     Land         Fixtures       Land         Fixtures
---------------------------------------------------------------------------------------------------------------------------
Carmel Terrace                       San Diego, CA        $         0   $2,288,300  $20,632,540  $        0   $  353,202
Carolina Crossing                    Greenville, SC                 0      547,800    4,930,347       2,400      122,451
Carriage Homes at Wyndham            Glen Allen, VA                 0    1,736,000   27,787,623           0            0
Casa Capricorn                       San Diego, CA                  0    1,260,100   11,341,085       2,600      228,859
Casa Cordoba                         Tallahassee, FL                0      307,055    2,732,177           0      908,477
Casa Cortez                          Tallahassee, FL                0      120,590    1,196,857           0      569,147
Casa Ruiz                            San Diego, CA                  0    3,920,000    9,390,192       2,400      140,496
Cascade at Landmark                  Alexandria, VA                 0    3,601,000   19,649,825       2,400      179,089
Catalina at South Shore              Las Vegas, NV                  0    1,222,200   10,999,974       4,800      539,249
Catalina Shores (WRP)                Las Vegas, NV                  0    1,427,200   12,844,577           0       86,306
Cedar Crest                          Overland Park, KS     14,300,000    2,159,800   19,438,107         900    1,325,918
Cedar Ridge (TX)                     Arlington, TX          3,597,980      605,000    4,204,079       3,600       52,498
Cedars, The                          Charlotte, NC                  0    2,025,300   18,139,423       2,879      236,772
Celebration Westchase                Houston, TX                    0    2,204,590    6,312,399         100    1,112,662
Champion Oaks                        Houston, TX            6,828,595      931,900    8,519,479           0      375,333
Champions Club                       Glen Allen, VA                 0      954,000   12,695,097           0        7,442
Champion's Park                      Norcross, GA                   0    1,134,000   14,853,350           0        8,740
Chandler Court                       Chandler, AZ                   0    1,352,600   12,172,974         500      728,875
Chandler's Bay                       Kent, WA                       0    1,503,400   13,530,223       3,500      822,695
Chantecleer Lakes                    Naperville, IL                (E)   6,688,000   16,327,809       1,400      283,260
Chaparral                            Largo, FL                      0      303,100    6,169,465          (0)   3,038,367
Charter Club                         Everett, WA                    0      998,700    8,988,560       2,400      305,184
Chartwell Court                      Houston, TX                    0    1,215,000   12,820,142         700       30,587
Chatelaine Park                      Duluth, GA                     0    1,818,000   24,990,774           0       11,461
Chatham Wood                         High Point, NC                 0      700,000    8,617,470           0       80,584
Chelsea Square                       Redmond, WA                    0    3,390,000    9,237,211       7,100       99,093
Cherry Creek I&II (TN)               Hermitage, TN                  0    1,832,445   30,041,332           0          559
Cherry Creek III (TN)                Hermitage, TN                  0    1,109,900   10,705,791           0            0
Cherry Hill                          Seattle, WA                    0      700,100    6,301,194           0       58,600
Chestnut Hills                       Tacoma, WA                     0      756,300    6,806,382           0      122,343
Cheyenne Crest                       Colorado Springs, CO           0       73,950    3,936,559         100      856,409
Chicksaw Crossing                    Orlando, FL           11,714,673    2,044,000   12,517,747           0       19,721
Chimneys                             Charlotte, NC                  0      904,700    8,141,844       2,400      195,920
Cierra Crest                         Denver, CO            21,700,000    4,800,000   34,825,500       3,100       66,090
Cimarron Ridge                       Denver, CO                     0    1,591,100   14,319,997           0      782,362
Cityscape                            South Louis Park, MN           0    1,560,000   10,764,118       3,200      141,619
Claire Point                         Jacksonville, FL               0    2,048,000   14,845,563           0       33,631
Clarion                              Decatur, GA                    0    1,501,900   13,517,171       2,400       85,292
Clarys Crossing                      Columbia, MD                   0      891,000   15,897,696           0        5,618
Classic, The                         Stamford, CT                   0    2,880,000   19,881,820       3,500      138,827
Cloisters on the Green               Lexington, KY                  0      187,074    2,193,726           0    1,685,407
Club at Tanasbourne                  Hillsboro, OR                  0    3,520,000   16,259,589       1,300      531,449
Club at the Green                    Beaverton, OR                  0    2,030,150   12,601,596         800      503,583
Coach Lantern                        Scarborough, ME                0      450,000    4,383,823       2,900       80,669
Coachman Trails                      Plymouth, MN           6,553,047    1,224,000    9,501,210       3,000       78,920
Coconut Palm Club                    Coconut Creek, GA              0    3,000,000   17,665,036       1,700      115,310
Colinas Pointe                       Denver, CO                     0    1,587,400   14,287,051           0      116,204
Colony Place                         Fort Myers, FL                 0    1,500,000   21,108,033           0       32,201
Colony Woods                         Birmingham, AL        12,800,000    1,656,000   21,811,535       1,300       35,431
Combined Ft. Lauderdale
Properties (U)                       Ft. Lauderdale, FL    10,000,000   10,222,700   39,790,005       8,600    1,361,139
Concorde Bridge                      Overland Park, KS              0    1,972,400   17,751,898       2,400      293,973
Conway Station                       Orlando, FL                    0    1,936,000   11,011,693           0       14,815
Copper Creek                         Phoenix, AZ                    0    1,017,400    9,156,964           0      115,306
Copper Hill                          Bedford, TX                    0    1,020,000    5,985,527       1,800       60,962
Copper Terrace                       Orlando, FL                    0    1,200,000   18,086,977           0       10,815
Copperfield                          San Antonio, TX                0      791,200    7,121,171           0      318,927
Country Brook                        Chandler, AZ                  (P)   1,505,219   29,544,872           0      110,306
Country Club Place (FL)              Pembroke Pines, FL             0      912,000   10,059,337           0       20,694
Country Club Village                 Seattle, WA                    0    1,150,500   10,354,697           0      156,501
Country Gables                       Beaverton, OR          8,390,691    1,580,500   14,240,626   1,200,000      373,622
Country Ridge                        Farmington Hills, MI           0    1,605,800   14,452,066      16,150      629,695
Countryside                          San Antonio, TX                0      667,500    6,007,294         100      265,085
Coventry at Cityview                 Fort Worth, TX                 0    2,160,000   23,174,595           0        7,329
Creekside (San Mateo)                San Mateo, CA         14,700,000    9,600,000   21,159,532       6,600      123,431
Creekside Homes at Legacy            Plano. TX                      0    4,560,000   32,595,373           0        7,238
Creekside Village                    Mountlake Terrace, WA 15,222,818    2,802,900   25,226,096       4,700      927,041
Creekwood                            Charlotte, NC                  0    1,859,300   16,733,418       2,400      177,007
Crescent at Cherry Creek             Denver, CO                    (E)   2,592,000   15,119,233       2,000       30,775
Cross Creek                          Charlotte, NC         12,800,000    3,150,000   20,292,137       1,600       86,325
Crossing at Green Valley             Las Vegas, NV                  0    2,408,500   21,676,899           0      129,958
Crosswinds                           St. Petersburg, FL             0    1,561,200    5,789,894           0      276,952

                                                            Gross Amount Carried                                       Life Used to
                                                                  at Close of                                            Compute
                 Description                                   Period 12/31/98                                         Depreciation
-----------------------------------------------------------------------------------------------------------------------
                                                                   Building &                 Accumulated     Date of    in Latest
Apartment Name                  Location             Land          Fixtures (A)   Total (B)   Depreciation  Construction   Income
-----------------------------------------------------------------------------------------------------------------------------------
Carmel Terrace                  San Diego, CA        $ 2,288,300   $20,985,742   $23,274,042  $3,115,053     1988-89      30 Years
Carolina Crossing               Greenville, SC           550,200     5,052,798     5,602,998     241,856     1988-89      30 Years
Carriage Homes at Wyndham       Glen Allen, VA         1,736,000    27,787,623    29,523,623     226,694      1998        30 Years
Casa Capricorn                  San Diego, CA          1,262,700    11,569,944    12,832,644     952,476      1981        30 Years
Casa Cordoba                    Tallahassee, FL          307,055     3,640,654     3,947,709   2,744,326    1972/1973     30 Years
Casa Cortez                     Tallahassee, FL          120,590     1,766,004     1,886,594   1,225,737      1970        30 Years
Casa Ruiz                       San Diego, CA          3,922,400     9,530,688    13,453,088     462,106    1976-1986     30 Years
Cascade at Landmark             Alexandria, VA         3,603,400    19,828,914    23,432,314   1,153,918      1990        30 Years
Catalina at South Shore         Las Vegas, NV          1,227,000    11,539,223    12,766,223   1,940,275      1989        30 Years
Catalina Shores (WRP)           Las Vegas, NV          1,427,200    12,930,883    14,358,083     754,855      1989        30 Years
Cedar Crest                     Overland Park, KS      2,160,700    20,764,024    22,924,724   1,830,081      1986        30 Years
Cedar Ridge (TX)                Arlington, TX            608,600     4,256,577     4,865,177      78,094      1980        30 Years
Cedars, The                     Charlotte, NC          2,028,179    18,376,195    20,404,374     543,516      1983        30 Years
Celebration Westchase           Houston, TX            2,204,690     7,425,061     9,629,751   1,742,547      1979        30 Years
Champion Oaks                   Houston, TX              931,900     8,894,812     9,826,712   1,458,130      1984        30 Years
Champions Club                  Glen Allen, VA           954,000    12,702,538    13,656,538     107,280      1988        30 Years
Champion's Park                 Norcross, GA           1,134,000    14,862,089    15,996,089     125,702      1987        30 Years
Chandler Court                  Chandler, AZ           1,353,100    12,901,848    14,254,948   1,306,590      1987        30 Years
Chandler's Bay                  Kent, WA               1,506,900    14,352,918    15,859,818   2,299,096      1989        30 Years
Chantecleer Lakes               Naperville, IL         6,689,400    16,611,068    23,300,468     733,549      1986        30 Years
Chaparral                       Largo, FL                303,100     9,207,832     9,510,931   6,083,759      1976        30 Years
Charter Club                    Everett, WA            1,001,100     9,293,744    10,294,844   1,667,474      1991        30 Years
Chartwell Court                 Houston, TX            1,215,700    12,850,729    14,066,429     482,228      1995        30 Years
Chatelaine Park                 Duluth, GA             1,818,000    25,002,236    26,820,236     206,718      1995        30 Years
Chatham Wood                    High Point, NC           700,000     8,698,053     9,398,053      75,327      1986        30 Years
Chelsea Square                  Redmond, WA            3,397,100     9,336,304    12,733,404     163,845      1991        30 Years
Cherry Creek I&II (TN)          Hermitage, TN          1,832,445    30,041,890    31,874,335     250,233     1986/96      30 Years
Cherry Creek III (TN)           Hermitage, TN          1,109,900    10,705,791    11,815,691           0       (S)        30 Years
Cherry Hill                     Seattle, WA              700,100     6,359,794     7,059,894     366,186      1991        30 Years
Chestnut Hills                  Tacoma, WA               756,300     6,928,725     7,685,025     419,014      1991        30 Years
Cheyenne Crest                  Colorado Springs, CO      74,050     4,792,968     4,867,018   1,090,158      1984        30 Years
Chicksaw Crossing               Orlando, FL            2,044,000    12,537,467    14,581,467     108,935      1986        30 Years
Chimneys                        Charlotte, NC            907,100     8,337,764     9,244,864     387,319      1974        30 Years
Cierra Crest                    Denver, CO             4,803,100    34,891,590    39,694,690   1,315,229      1996        30 Years
Cimarron Ridge                  Denver, CO             1,591,100    15,102,359    16,693,459     869,720      1984        30 Years
Cityscape                       South Louis Park, MN   1,563,200    10,905,737    12,468,937     382,216      1990        30 Years
Claire Point                    Jacksonville, FL       2,048,000    14,879,194    16,927,194     125,631      1986        30 Years
Clarion                         Decatur, GA            1,504,300    13,602,463    15,106,763     604,440      1990        30 Years
Clarys Crossing                 Columbia, MD             891,000    15,903,314    16,794,314     131,748      1984        30 Years
Classic, The                    Stamford, CT           2,883,500    20,020,647    22,904,147     871,790      1990        30 Years
Cloisters on the Green          Lexington, KY            187,074     3,879,133     4,066,207   2,742,874      1974        30 Years
Club at Tanasbourne             Hillsboro, OR          3,521,300    16,791,038    20,312,338     998,077      1990        30 Years
Club at the Green               Beaverton, OR          2,030,950    13,105,180    15,136,130     841,276      1991        30 Years
Coach Lantern                   Scarborough, ME          452,900     4,464,492     4,917,392     135,860    1971/1981     30 Years
Coachman Trails                 Plymouth, MN           1,227,000     9,580,130    10,807,130     158,448      1987        30 Years
Coconut Palm Club               Coconut Creek, GA      3,001,700    17,780,346    20,782,046     357,359      1992        30 Years
Colinas Pointe                  Denver, CO             1,587,400    14,403,255    15,990,655     838,392      1986        30 Years
Colony Place                    Fort Myers, FL         1,500,000    21,140,234    22,640,234     176,381      1991        30 Years
Colony Woods                    Birmingham, AL         1,657,300    21,846,966    23,504,266     355,969    1991/1994     30 Years
Combined Ft. Lauderdale
Properties (U)                  Ft. Lauderdale, FL    10,231,300    41,151,144    51,382,444   4,509,903      1988        30 Years
Concorde Bridge                 Overland Park, KS      1,974,800    18,045,872    20,020,672     794,379      1973        30 Years
Conway Station                  Orlando, FL            1,936,000    11,026,509    12,962,509      95,215      1987        30 Years
Copper Creek                    Phoenix, AZ            1,017,400     9,272,271    10,289,671     534,049      1984        30 Years
Copper Hill                     Bedford, TX            1,021,800     6,046,489     7,068,289     121,045      1983        30 Years
Copper Terrace                  Orlando, FL            1,200,000    18,097,792    19,297,792     152,799      1989        30 Years
Copperfield                     San Antonio, TX          791,200     7,440,099     8,231,299     487,775      1984        30 Years
Country Brook                   Chandler, AZ           1,505,219    29,655,178    31,160,397   1,079,189    1986-1996     30 Years
Country Club Place (FL)         Pembroke Pines, FL       912,000    10,080,031    10,992,031      84,404      1987        30 Years
Country Club Village            Seattle, WA            1,150,500    10,511,197    11,661,697     600,207      1991        30 Years
Country Gables                  Beaverton, OR          2,780,500    14,614,248    17,394,748     968,767      1991        30 Years
Country Ridge                   Farmington Hills, MI   1,621,950    15,081,761    16,703,711   1,463,402      1986        30 Years
Countryside                     San Antonio, TX          667,600     6,272,378     6,939,978     405,720      1980        30 Years
Coventry at Cityview            Fort Worth, TX         2,160,000    23,181,923    25,341,923     194,769      1996        30 Years
Creekside (San Mateo)           San Mateo, CA          9,606,600    21,282,963    30,889,563     369,130      1985        30 Years
Creekside Homes at Legacy       Plano. TX              4,560,000    32,602,611    37,162,611     268,802      1998        30 Years
Creekside Village               Mountlake Terrace, WA  2,807,600    26,153,137    28,960,737   4,013,013      1987        30 Years
Creekwood                       Charlotte, NC          1,861,700    16,910,426    18,772,126     776,667    1987-1990     30 Years
Crescent at Cherry Creek        Denver, CO             2,594,000    15,150,007    17,744,007     647,996      1994        30 Years
Cross Creek                     Charlotte, NC          3,151,600    20,378,462    23,530,062     388,850      1989        30 Years
Crossing at Green Valley        Las Vegas, NV          2,408,500    21,806,857    24,215,357   1,261,589      1986        30 Years
Crosswinds                      St. Petersburg, FL     1,561,200     6,066,845     7,628,045     305,004      1986        30 Years

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                   Real Estate and Accumulated Depreciation
                               December 31, 1998

                                                                                                      Initial Cost to
                         Description                                                                      Company
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Building &
Apartment Name                           Location                        Encumbrances              Land             Fixtures
------------------------------------------------------------------------------------------------------------------------------------
Crown Court                              Phoenix, AZ                   $            0          $ 3,156,600        $28,409,516
Crystal Creek                            Phoenix, AZ                                0              952,900          8,576,084
Crystal Village                          Attleboro, MA                              0            1,365,000          4,956,700
Cypress Cove                             Melbourne, FL                              0            1,630,000         19,265,657
Cypress Point                            Las Vegas, NV                              0              953,800          8,583,719
Dartmouth Woods                          Denver, CO                         4,346,802            1,608,000         10,815,913
Dawntree                                 Carrollton, TX                             0            1,204,600         10,841,783
Deerbrook                                Jacksonville, FL                           0            1,008,000          8,957,019
Deerwood (Corona)                        Corona, CA                                 0            4,740,000         20,295,433
Deerwood (SD)                            San Diego, CA                              0            2,075,700         18,680,801
Deerwood Meadows                         Greensboro, NC                             0              986,643          6,906,503
Defoor Village                           Atlanta, GA                                0            2,964,000         10,549,072
Del Coronado                             Mesa, AZ                                  (O)           1,963,200         17,669,207
Desert Park                              Las Vegas, NV                              0            1,085,400          9,401,015
Desert Sands                             Phoenix, AZ                                0            1,464,200         13,177,336
Doral                                    Louisville, KY                             0               96,607          1,526,628
Dos Caminos                              Phoenix, AZ                                0            1,727,900         15,551,044
Duraleigh Woods                          Raleigh, NC                                0            1,629,000         20,342,931
Eagle Canyon                             Chino Hills, CA                            0            1,806,800         16,261,336
Eagle Rim                                Redmond, WA                                0              976,200          8,785,605
East Pointe                              Charlotte, NC                      9,485,561            1,364,100         12,276,563
Edgewood                                 Woodinville, WA                    5,919,966            1,068,200          9,613,388
Emerald Bay                              Winter Park, FL                            0            2,160,000         13,535,527
Emerald Place                            Bermuda Dunes, CA                          0              954,400          8,589,110
Emerson Place Combined                   Boston, MA                                 0           14,850,000         57,546,530
Enclave, The                             Tempe, AZ                                 (Q)           1,500,192         19,302,059
English Hills                            Charlotte, NC                              0            1,260,000         12,866,368
Esprit Del Sol                           Solana Beach, CA                           0            5,110,000         11,898,100
Essex Place                              Overland Park, KS                          0            1,831,900         16,486,600
Essex Place (FL)                         Tampa, FL                                  0            1,188,000          7,183,244
Estate at Quarry Lake                    Austin, TX                        12,556,746            1,963,000         19,058,959
Ethans Glen III                          Kansas City, MO                    2,366,364              244,100          2,197,138
Ethans Ridge I                           Kansas City, MO                   16,232,216            1,945,900         17,513,216
Ethans Ridge II                          Kansas City, MO                   10,991,981            1,465,500         13,189,192
Fairfield Combined                       Stamford, CT                               0            6,500,000         39,320,917
Falls                                    Tampa, FL                                  0            1,440,000          8,589,001
Farmington Gates                         Germantown, TN                             0              969,700          8,727,328
Farnham Park                             Houston, TX                       11,463,097            1,512,000         14,226,229
Fernbrook Townhomes                      Plymouth, MN                       5,232,796              576,000          6,636,774
Fielder Crossing                         Arlington, TX                      3,414,402              714,000          3,896,081
Firdale Village                          Seattle, WA                                0            2,279,400         20,514,917
Flying Sun                               Phoenix, AZ                                0               87,120          2,035,537
Forest Place                             Tampa, FL                         10,633,001            1,708,000          8,778,517
Forest Ridge                             Arlington, TX                              0            2,339,300         21,053,447
Forest Valley                            San Antonio, TX                            0              590,000          5,310,328
Fountain Creek                           Phoenix, AZ                                0              686,000          6,173,818
Fountain Place I                         Eden Prairie, MN                  24,676,652            2,399,900         21,599,215
Fountain Place II                        Eden Prairie, MN                  12,612,600            1,226,500         11,038,139
Fountainhead Combined                    San Antonio, TX                           (T)           3,617,449         13,446,560
Fountains at Flamingo                    Las Vegas, NV                              0            3,180,900         28,628,533
Four Lakes                               Lisle, IL                         10,344,569            2,465,000         13,178,449
Four Lakes 5                             Lisle, IL                                 (T)             600,000         16,530,115
Fox Run (WA)                             Federal Way, WA                            0              638,500          5,746,956
Foxchase                                 Grand Prairie, TX                          0              781,500          7,559,700
Foxcroft                                 Scarborough, ME                            0              520,000          4,500,118
Garden Lake                              Riverdale, GA                              0            1,464,500         13,180,548
Gatehouse at Pine Lake                   Plantation , FL                            0            1,886,200         16,975,382
Gatehouse on the Green                   Pembroke Pines, FL                         0            2,216,800         19,951,085
Gates at Carlson Center                  Minnetonka, MN                            (R)           4,350,000         23,737,155
Gates of Redmond Combined                Redmond, WA                        9,823,367            3,603,100         18,867,454
Gateway Villas                           Scottsdale, AZ                             0            1,431,048         14,933,020
Geary Court Yard                         San Francisco, CA                 17,709,692            1,719,400         15,474,355
Georgian Woods Combined                  Wheaton, MD                       10,385,719            5,034,000         27,835,267
Glen Eagle                               Greenville, SC                             0              833,500          7,503,698
GlenGarry Club                           Bloomingdale, IL                          (R)           3,125,000         15,757,266
Glenlake                                 Glendale Heights. IL              14,845,000            5,040,000         16,663,439
Glenridge                                Colorado Springs, CO                      (F)             884,688          4,466,900
Governor's Place                         Augusta, GA                                0              347,355          2,518,146
Governor's Pointe                        Roswell, GA                               (E)           3,744,000         24,480,337
Grandview I & II                         Las Vegas, NV                              0            2,325,600         12,795,591
Greengate                                Marietta, GA                               0              132,979          1,476,005

                                            Cost Capitalized
                                              Subsequent to                                 Gross Amount Carried
                                              Acquisition                                       at close of
                                         (Improvements, net) (I)                              Period 12/31/98
------------------------------------------------------------------------------------------------------------------------------------
                                                          Building &                                          Building &
Apartment Name                       Land                  Fixtures                     Land                 Fixtures (A)
------------------------------------------------------------------------------------------------------------------------------------
Crown Court                        $    0                 $  422,213                 $ 3,156,600             $ 28,831,729
Crystal Creek                         600                    495,929                     953,500                9,072,013
Crystal Village                     4,000                     70,760                   1,369,000                5,027,460
Cypress Cove                            0                      5,086                   1,630,000               19,270,743
Cypress Point                       5,890                    596,251                     959,690                9,179,970
Dartmouth Woods                     1,800                    116,030                   1,609,800               10,931,943
Dawntree                              900                  1,246,579                   1,205,500               12,088,362
Deerbrook                               0                    105,574                   1,008,000                9,062,593
Deerwood (Corona)                   2,200                    299,935                   4,742,200               20,595,368
Deerwood (SD)                       6,395                  3,017,495                   2,082,095               21,698,296
Deerwood Meadows                      100                    837,808                     986,743                7,744,311
Defoor Village                      2,400                     27,901                   2,966,400               10,576,973
Del Coronado                        1,200                    526,455                   1,964,400               18,195,662
Desert Park                             0                    853,083                   1,085,400               10,254,098
Desert Sands                       16,850                    763,120                   1,481,050               13,940,456
Doral                                   0                  3,043,148                      96,607                4,569,776
Dos Caminos                             0                    227,008                   1,727,900               15,778,052
Duraleigh Woods                         0                     18,362                   1,629,000               20,361,293
Eagle Canyon                        2,100                    250,448                   1,808,900               16,511,784
Eagle Rim                           1,600                    500,991                     977,800                9,286,596
East Pointe                         1,800                  1,117,435                   1,365,900               13,393,998
Edgewood                            1,900                    434,324                   1,070,100               10,047,712
Emerald Bay                         1,600                    286,397                   2,161,600               13,821,924
Emerald Place                       2,100                    601,776                     956,500                9,190,886
Emerson Place Combined              5,000                    118,283                  14,855,000               57,664,813
Enclave, The                            0                     24,393                   1,500,192               19,326,452
English Hills                           0                      4,166                   1,260,000               12,870,535
Esprit Del Sol                      1,200                     44,965                   5,111,200               11,943,065
Essex Place                         3,500                  1,720,768                   1,835,400               18,207,368
Essex Place (FL)                        0                      8,521                   1,188,000                7,191,765
Estate at Quarry Lake                   0                     49,400                   1,963,000               19,108,360
Ethans Glen III                     2,400                     85,976                     246,500                2,283,114
Ethans Ridge I                      2,400                    498,252                   1,948,300               18,011,468
Ethans Ridge II                     2,635                    117,104                   1,468,135               13,306,295
Fairfield Combined                 10,200                    186,422                   6,510,200               39,507,338
Falls                                   0                     14,136                   1,440,000                8,603,138
Farmington Gates                    4,098                    174,662                     973,798                8,901,990
Farnham Park                        1,900                     71,320                   1,513,900               14,297,549
Fernbrook Townhomes                 4,100                     37,859                     580,100                6,674,633
Fielder Crossing                    4,100                     53,596                     718,100                3,949,677
Firdale Village                         0                    247,771                   2,279,400               20,762,688
Flying Sun                            100                    231,803                      87,220                2,267,340
Forest Place                            0                     15,022                   1,708,000                8,793,538
Forest Ridge                       23,400                  1,233,734                   2,362,700               22,287,181
Forest Valley                           0                    117,310                     590,000                5,427,637
Fountain Creek                        500                    323,928                     686,500                6,497,746
Fountain Place I                    5,168                    295,696                   2,405,068               21,894,911
Fountain Place II                   4,850                    119,864                   1,231,350               11,158,003
Fountainhead Combined                   0                  1,509,653                   3,617,449               14,956,213
Fountains at Flamingo               2,200                    641,955                   3,183,100               29,270,488
Four Lakes                              0                  7,579,815                   2,465,000               20,758,264
Four Lakes 5                            0                  3,371,911                     600,000               19,902,026
Fox Run (WA)                        1,200                    510,135                     639,700                6,257,091
Foxchase                              200                    353,430                     781,700                7,913,130
Foxcroft                            3,400                     70,289                     523,400                4,570,408
Garden Lake                         2,400                    165,319                   1,466,900               13,345,867
Gatehouse at Pine Lake             10,400                    488,935                   1,896,600               17,464,317
Gatehouse on the Green             11,400                    607,575                   2,228,200               20,558,660
Gates at Carlson Center             5,200                    203,335                   4,355,200               23,940,489
Gates of Redmond Combined             500                    158,707                   3,603,600               19,026,162
Gateway Villas                          0                     27,078                   1,431,048               14,960,098
Geary Court Yard                    3,000                     77,113                   1,722,400               15,551,467
Georgian Woods Combined             4,400                  2,639,447                   5,038,400               30,474,714
Glen Eagle                          2,400                     90,655                     835,900                7,594,353
GlenGarry Club                      4,700                    390,582                   3,129,700               16,147,848
Glenlake                            1,700                    449,309                   5,041,700               17,112,748
Glenridge                             100                    677,047                     884,788                5,143,947
Governor's Place                        0                    907,804                     347,355                3,425,950
Governor's Pointe                   2,600                    436,853                   3,746,600               24,917,190
Grandview I & II                    7,700                  2,910,755                   2,333,300               15,706,346
Greengate                              (0)                 1,290,093                     132,979                2,766,098

                                                                                                              Life Used to
                                                                                                                 Compute
                                                                                                             Depreciation in
-----------------------------------------------------------------------------------------------------------
                                                               Accumulated              Date of               Latest Income
Apartment Name                           Total (B)            Depreciation            Construction             Statement (C)
------------------------------------------------------------------------------------------------------------------------------------
Crown Court                               $31,988,329              $ 1,672,388            1987                   30 Years
Crystal Creek                              10,025,513                1,277,192            1985                   30 Years
Crystal Village                             6,396,460                  190,898            1974                   30 Years
Cypress Cove                               20,900,743                  162,961            1990                   30 Years
Cypress Point                              10,139,660                1,572,407            1989                   30 Years
Dartmouth Woods                            12,541,743                  704,278            1990                   30 Years
Dawntree                                   13,293,862                2,039,128            1982                   30 Years
Deerbrook                                  10,070,593                   75,513            1983                   30 Years
Deerwood (Corona)                          25,337,568                  906,350            1992                   30 Years
Deerwood (SD)                              23,780,391                3,909,102            1990                   30 Years
Deerwood Meadows                            8,731,054                1,660,722            1986                   30 Years
Defoor Village                             13,543,373                  203,790            1997                   30 Years
Del Coronado                               20,160,062                2,383,019            1985                   30 Years
Desert Park                                11,339,498                1,244,851            1987                   30 Years
Desert Sands                               15,421,506                1,418,665            1982                   30 Years
Doral                                       4,666,383                2,216,272            1972                   30 Years
Dos Caminos                                17,505,952                  917,932            1983                   30 Years
Duraleigh Woods                            21,990,293                  172,843            1987                   30 Years
Eagle Canyon                               18,320,684                1,374,137            1985                   30 Years
Eagle Rim                                  10,264,396                1,465,453           1986-88                 30 Years
East Pointe                                14,759,898                2,549,694            1987                   30 Years
Edgewood                                   11,117,812                1,608,579            1986                   30 Years
Emerald Bay                                15,983,524                  496,310            1972                   30 Years
Emerald Place                              10,147,386                1,739,960            1988                   30 Years
Emerson Place Combined                     72,519,813                1,372,671            1962                   30 Years
Enclave, The                               20,826,644                  696,297            1994                   30 Years
English Hills                              14,130,535                  111,289            1984                   30 Years
Esprit Del Sol                             17,054,265                  152,935            1986                   30 Years
Essex Place                                20,042,768                3,250,413           1970-84                 30 Years
Essex Place (FL)                            8,379,765                   61,778            1989                   30 Years
Estate at Quarry Lake                      21,071,360                  160,294            1995                   30 Years
Ethans Glen III                             2,529,614                   87,584            1990                   30 Years
Ethans Ridge I                             19,959,768                  691,694            1988                   30 Years
Ethans Ridge II                            14,774,430                  512,989            1990                   30 Years
Fairfield Combined                         46,017,538                1,042,453            1996                   30 Years
Falls                                      10,043,138                   76,338            1985                   30 Years
Farmington Gates                            9,875,788                  346,779            1976                   30 Years
Farnham Park                               15,811,449                  462,286            1996                   30 Years
Fernbrook Townhomes                         7,254,733                   94,229            1993                   30 Years
Fielder Crossing                            4,667,777                   72,616            1980                   30 Years
Firdale Village                            23,042,088                1,220,866            1986                   30 Years
Flying Sun                                  2,354,560                  525,702            1983                   30 Years
Forest Place                               10,501,538                   77,929            1985                   30 Years
Forest Ridge                               24,649,881                2,314,291           1984/85                 30 Years
Forest Valley                               6,017,637                  342,791            1983                   30 Years
Fountain Creek                              7,184,246                  894,187            1984                   30 Years
Fountain Place I                           24,299,979                  828,257            1989                   30 Years
Fountain Place II                          12,389,353                  420,777            1989                   30 Years
Fountainhead Combined                      18,573,662                6,201,720          1985/1987                30 Years
Fountains at Flamingo                      32,453,588                4,436,638           1989-91                 30 Years
Four Lakes                                 23,223,264               10,427,067         1968/1988*                30 Years
Four Lakes 5                               20,502,026                7,130,309         1968/1988*                30 Years
Fox Run (WA)                                6,896,791                1,063,775            1988                   30 Years
Foxchase                                    8,694,830                  478,785            1983                   30 Years
Foxcroft                                    5,093,808                  140,653          1977/1979                30 Years
Garden Lake                                14,812,767                  604,717            1991                   30 Years
Gatehouse at Pine Lake                     19,360,917                1,326,298            1990                   30 Years
Gatehouse on the Green                     22,786,860                1,551,859            1990                   30 Years
Gates at Carlson Center                    28,295,689                  652,565            1989                   30 Years
Gates of Redmond Combined                  22,629,762                  954,489       1979/1982-1989              30 Years
Gateway Villas                             16,391,146                  542,531            1995                   30 Years
Geary Court Yard                           17,273,867                  577,362            1990                   30 Years
Georgian Woods Combined                    35,513,114                3,260,449            1967                   30 Years
Glen Eagle                                  8,430,253                  352,969            1990                   30 Years
GlenGarry Club                             19,277,548                  430,718            1989                   30 Years
Glenlake                                   22,154,448                  631,864            1988                   30 Years
Glenridge                                   6,028,735                1,119,899            1985                   30 Years
Governor's Place                            3,773,305                2,359,752            1972                   30 Years
Governor's Pointe                          28,663,790                1,070,498          1982-1986                30 Years
Grandview I & II                           18,039,646                   70,601            1980                   30 Years
Greengate                                   2,899,077                1,577,623            1971                   30 Years

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                    Real Estate and Accumulated Depreciation
                                December 31, 1998



                                                                                          Initial Cost to
                Description                                                                   Company
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Building &
Apartment Name                  Location                 Encumbrances      Land                Fixtures
------------------------------------------------------------------------------------------------------------------------------------
Greenhaven                          Union City, CA       $10,975,000       $7,500,000         $15,124,124
Greenhouse - Frey Road              Atlanta, GA                  (T)        2,464,900          22,183,783
Greenhouse - Holcomb Bridge         Atlanta, GA                  (T)        2,142,400          19,281,704
Greenhouse - Roswell                Atlanta, GA                  (T)        1,217,500          10,957,845
Greenwich Woods                     Silver Spring, MD     17,546,219        3,095,700          29,073,395
Greenwood Village                   Tempe, AZ                    (P)        2,118,781          17,259,157
Grey Eagle                          Greenville, SC                0           725,200           6,527,253
Greystone                           Atlanta, GA                   0         2,250,000           5,188,574
Gwinnett Crossing                   Duluth, GA                    0         2,632,000          32,681,854
Habitat                             Orlando, FL                   0           600,000             494,032
Hall Place                          Quincy, MA                    0         3,150,000           5,109,688
Hammock's Place                     Miami, FL                    (F)          319,080          12,216,608
Hampton Green                       San Antonio, TX               0         1,561,830           2,962,670
Hamptons                            Tacoma, WA            5,945,448         1,119,200          10,072,905
Harbor Pointe                       Milwaukee, WI        12,000,000         2,975,000          22,043,008
Harborview                          San Pedro, CA        12,316,661         6,400,000          12,608,900
Harbour Landing                     Corpus Christi, TX            0           761,600           6,854,524
Harrison Park                       Tucson, AZ                   (P)        1,265,094          16,348,242
Harvest Grove                       Conyers, GA                   0           752,000          19,083,685
Hathaway                            Long Beach, CA                0         2,512,200          22,609,720
Haywood Pointe                      Greenville, SC                0           480,000           9,303,521
Hearthstone                         San Antonio, TX               0         1,035,700           3,375,132
Heritage, The                       Phoenix, AZ                  (P)        1,211,205          13,135,703
Heron Cove                          Coral Springs, FL             0           823,000           7,997,360
Heron Landing (K)                   Lauderhill, FL                0           707,100           6,363,784
Heron Pointe                        Boynton Beach, FL             0         1,546,700           7,883,775
Heron Run                           Plantation, FL                0           917,800           8,854,001
Hickory Creek                       Richmond, VA                  0         1,323,000          18,873,059
Hickory Ridge                       Greenville, SC                0           285,800           2,571,956
Hidden Lakes                        Haltom City, TX               0         1,872,000          20,468,035
Hidden Oaks                         Cary, NC                      0         1,176,200          10,593,460
Hidden Palms                        Tampa, FL                    (E)        2,048,000           6,365,313
Hidden Valley Club                  Ann Arbor, MI                 0           915,000           7,583,653
Highland Creste                     Seattle, WA                   0           935,200           8,416,381
Highland Grove                      Stone Mt., GA                 0         1,665,700          14,996,293
Highland Point                      Denver, CO                    0         1,631,900          14,686,971
Highline Oaks                       Denver, CO            7,100,000         1,055,000           9,651,649
Hollows                             Columbia, SC                  0           450,000           8,995,706
Hollyview                           Silver Springs, MD            0           189,000           1,484,475
Horizon Place                       Tampa, FL            12,540,460         2,128,000          12,281,750
Hunt Club                           Charlotte, NC                 0         1,090,000          18,358,632
Hunter's Glen                       Chesterfield, MO              0           913,500           8,221,026
Hunter's Green                      Fort Worth, TX               (F)          524,200           3,404,622
Hunters Ridge/South Pointe          St. Louis, MO        18,765,250         1,950,000          17,852,118
Huntington Hollow                   Tulsa, OK                     0           668,600           6,017,211
Huntington Park                     Everett, WA                   0         1,594,500          14,350,001
Idlewood                            Indianapolis, IN             (E)        2,560,000          11,456,641
Indian Bend                         Phoenix, AZ                   0         1,072,500           9,652,385
Indian Tree                         Arvada, CO                    0           881,125           4,868,332
Indigo Plantation                   Daytona Beach, FL             0         1,520,000          14,890,270
Indigo Springs                      Kent, WA              7,927,695         1,270,000          11,438,562
Ingleside, The                      Phoenix, AZ                   0         1,203,600          10,685,582
Ironwood at the Ranch               Wesminster, CO        5,896,001         1,493,300          13,439,783
Isle at Arrowhead Ranch             Glendale, AZ                  0         1,650,237          19,774,074
Ivy Place (L)                       Atlanta, GA                   0           793,200           7,139,200
James Street Crossing               Kent, WA             16,395,379         2,078,600          18,707,436
Jefferson at Walnut Creek           Austin, TX                   (E)        2,736,000          14,581,785
Junipers at Yarmouth                Yarmouth, ME                  0         1,350,000           7,807,113
Kempton Downs                       Gresham, OR                   0         1,182,200          10,639,993
Keystone                            Austin, TX            2,850,747           498,000           4,482,306
Kimmerly Glen                       Charlotte, NC                 0         1,040,000          12,701,846
Kingsport                           Alexandria, VA                0         1,262,250          11,454,606
Kingswood Manor                     San Antonio, TX               0           293,900           2,061,996
Kirby Place                         Houston, TX                  (E)        3,620,000          25,898,825
La Costa Brava (JAX)                Jacksonville, FL (J           0           835,757           8,102,211
La Costa Brava (ORL)                Orlando, FL                   0           206,626           1,380,505
La Mariposa                         Mesa, AZ                     (P)        2,047,539          12,453,801
La Mirage                           San Diego, CA                 0         6,005,200         122,982,486
La Reserve                          Oro Valley, AZ               (P)        3,264,562           4,939,545
La Tour Fontaine                    Houston, TX           9,727,749         2,916,000          15,922,304
La Valencia                         Mesa, AZ                      0         3,553,350          20,544,429
                                                              Cost Capitalized
                                                                Subsequent to                     Gross Amount Carried
                                                                 Acquisition                          at Close of
                Description                                 (Improvements, net) (I)                 Period 12/31/98
------------------------------------------------------------------------------------------------------------------------------------
                                                                           Building &                           Building &
Apartment Name                      Location                 Land          Fixtures            Land            Fixtures (A)
------------------------------------------------------------------------------------------------------------------------------------
Greenhaven                          Union City, CA          $  7,000      $   96,346           $7,507,000       $15,220,469
Greenhouse - Frey Road              Atlanta, GA                2,300       1,256,475            2,467,200        23,440,258
Greenhouse - Holcomb Bridge         Atlanta, GA                  900       1,218,288            2,143,300        20,499,992
Greenhouse - Roswell                Atlanta, GA                2,500         801,582            1,220,000        11,759,427
Greenwich Woods                     Silver Spring, MD          5,300       2,029,605            3,101,000        31,103,000
Greenwood Village                   Tempe, AZ                      0         330,230            2,118,781        17,589,387
Grey Eagle                          Greenville, SC             2,400          94,313              727,600         6,621,566
Greystone                           Atlanta, GA                2,000          59,995            2,252,000         5,248,569
Gwinnett Crossing                   Duluth, GA                     0          24,545            2,632,000        32,706,399
Habitat                             Orlando, FL                    0       6,207,998              600,000         6,702,030
Hall Place                          Quincy, MA                   800           6,936            3,150,800         5,116,623
Hammock's Place                     Miami, FL                    100         836,568              319,180        13,053,176
Hampton Green                       San Antonio, TX                0       2,145,545            1,561,830         5,108,215
Hamptons                            Tacoma, WA                     0         178,855            1,119,200        10,251,760
Harbor Pointe                       Milwaukee, WI              4,800         543,213            2,979,800        22,586,220
Harborview                          San Pedro, CA              2,500         190,774            6,402,500        12,799,674
Harbour Landing                     Corpus Christi, TX         3,400         927,104              765,000         7,781,628
Harrison Park                       Tucson, AZ                     0          63,040            1,265,094        16,411,282
Harvest Grove                       Conyers, GA                    0          12,927              752,000        19,096,611
Hathaway                            Long Beach, CA               300         638,954            2,512,500        23,248,674
Haywood Pointe                      Greenville, SC                 0          16,630              480,000         9,320,151
Hearthstone                         San Antonio, TX              200         622,678            1,035,900         3,997,810
Heritage, The                       Phoenix, AZ                    0          35,954            1,211,205        13,171,657
Heron Cove                          Coral Springs, FL              0         600,414              823,000         8,597,774
Heron Landing (K)                   Lauderhill, FL             4,700         447,319              711,800         6,811,103
Heron Pointe                        Boynton Beach, FL              0         379,949            1,546,700         8,263,724
Heron Run                           Plantation, FL                 0         837,523              917,800         9,691,524
Hickory Creek                       Richmond, VA                   0          99,506            1,323,000        18,972,565
Hickory Ridge                       Greenville, SC             2,400          78,303              288,200         2,650,259
Hidden Lakes                        Haltom City, TX                0           3,330            1,872,000        20,471,364
Hidden Oaks                         Cary, NC                   2,400         411,961            1,178,600        11,005,420
Hidden Palms                        Tampa, FL                  1,600         226,720            2,049,600         6,592,033
Hidden Valley Club                  Ann Arbor, MI                  0         933,661              915,000         8,517,314
Highland Creste                     Seattle, WA                    0         264,418              935,200         8,680,799
Highland Grove                      Stone Mt., GA              2,400         136,780            1,668,100        15,133,073
Highland Point                      Denver, CO                     0         123,779            1,631,900        14,810,751
Highline Oaks                       Denver, CO                 2,400         155,509            1,057,400         9,807,158
Hollows                             Columbia, SC                   0          13,546              450,000         9,009,252
Hollyview                           Silver Springs, MD         2,400          47,105              191,400         1,531,580
Horizon Place                       Tampa, FL                      0          33,539            2,128,000        12,315,289
Hunt Club                           Charlotte, NC                  0          14,319            1,090,000        18,372,951
Hunter's Glen                       Chesterfield, MO           1,700         472,573              915,200         8,693,599
Hunter's Green                      Fort Worth, TX               100         847,599              524,300         4,252,221
Hunters Ridge/South Pointe          St. Louis, MO              5,600         497,893            1,955,600        18,350,011
Huntington Hollow                   Tulsa, OK                      0         102,656              668,600         6,119,867
Huntington Park                     Everett, WA                3,000         612,550            1,597,500        14,962,551
Idlewood                            Indianapolis, IN           1,800         371,211            2,561,800        11,827,851
Indian Bend                         Phoenix, AZ                3,200         707,524            1,075,700        10,359,909
Indian Tree                         Arvada, CO                   100         512,219              881,225         5,380,551
Indigo Plantation                   Daytona Beach, FL              0          11,019            1,520,000        14,901,289
Indigo Springs                      Kent, WA                     500         530,895            1,270,500        11,969,457
Ingleside, The                      Phoenix, AZ                    0          19,150            1,203,600        10,704,732
Ironwood at the Ranch               Wesminster, CO                 0         151,417            1,493,300        13,591,199
Isle at Arrowhead Ranch             Glendale, AZ                   0        (148,013)           1,650,237        19,626,061
Ivy Place (L)                       Atlanta, GA                9,750         314,496              802,950         7,453,696
James Street Crossing               Kent, WA                   2,654         155,487            2,081,254        18,862,923
Jefferson at Walnut Creek           Austin, TX                 1,600         139,508            2,737,600        14,721,293
Junipers at Yarmouth                Yarmouth, ME               5,700         305,644            1,355,700         8,112,756
Kempton Downs                       Gresham, OR               35,149       1,038,147            1,217,349        11,678,140
Keystone                            Austin, TX                   500         608,330              498,500         5,090,636
Kimmerly Glen                       Charlotte, NC                  0           6,747            1,040,000        12,708,593
Kingsport                           Alexandria, VA                 0         632,015            1,262,250        12,086,621
Kingswood Manor                     San Antonio, TX              100       1,552,690              294,000         3,614,686
Kirby Place                         Houston, TX                1,600          76,259            3,621,600        25,975,084
La Costa Brava (JAX)                Jacksonville, FL (J)          (1)      3,092,861              835,756        11,195,072
La Costa Brava (ORL)                Orlando, FL                    0       5,510,964              206,626         6,891,469
La Mariposa                         Mesa, AZ                       0         227,622            2,047,539        12,681,422
La Mirage                           San Diego, CA                  0         653,113            6,005,200       123,635,599
La Reserve                          Oro Valley, AZ                 0         115,178            3,264,562         5,054,723
La Tour Fontaine                    Houston, TX                    0           9,382            2,916,000        15,931,686
La Valencia                         Mesa, AZ                       0         241,927            3,553,350        20,786,356
                                                                                                                 Life Used to
                                                                                                                    Compute
                                                                                                                Depreciation in
--------------------------------------------------------------------------------------------------------------
                                                                          Accumulated              Date of      Latest Income
Apartment Name                     Location              Total (B)       Depreciation           Construction     Statement (C)
-----------------------------------------------------------------------------------------------------------------------------------
Greenhaven                          Union City, CA       $22,727,469      $  229,042                 1983          30 Years
Greenhouse - Frey Road              Atlanta, GA           25,907,458       3,843,772                 1985          30 Years
Greenhouse - Holcomb Bridge         Atlanta, GA           22,643,292       3,420,109                 1985          30 Years
Greenhouse - Roswell                Atlanta, GA           12,979,427       1,969,470                 1985          30 Years
Greenwich Woods                     Silver Spring, MD     34,204,000       4,748,175                 1967          30 Years
Greenwood Village                   Tempe, AZ             19,708,168         654,182                 1984          30 Years
Grey Eagle                          Greenville, SC         7,349,166         305,082                 1991          30 Years
Greystone                           Atlanta, GA            7,500,569         111,588                 1960          30 Years
Gwinnett Crossing                   Duluth, GA            35,338,399         277,465              1989/90          30 Years
Habitat                             Orlando, FL            7,302,030       4,241,101                 1974          30 Years
Hall Place                          Quincy, MA             8,267,423          10,663                 1998          30 Years
Hammock's Place                     Miami, FL             13,372,356       2,524,109                 1986          30 Years
Hampton Green                       San Antonio, TX        6,670,045       1,268,962                 1979          30 Years
Hamptons                            Tacoma, WA            11,370,960         613,771                 1991          30 Years
Harbor Pointe                       Milwaukee, WI         25,566,020         638,054            1970/1990          30 Years
Harborview                          San Pedro, CA         19,202,174         863,489                 1985          30 Years
Harbour Landing                     Corpus Christi, TX   $ 8,546,628      $1,536,466                 1985          30 Years
Harrison Park                       Tucson, AZ            17,676,376         622,119                 1985          30 Years
Harvest Grove                       Conyers, GA           19,848,611         163,652                 1986          30 Years
Hathaway                            Long Beach, CA        25,761,174       2,813,859                 1987          30 Years
Haywood Pointe                      Greenville, SC         9,800,151          81,040                 1985          30 Years
Hearthstone                         San Antonio, TX        5,033,710         867,029                 1982          30 Years
Heritage, The                       Phoenix, AZ           14,382,862         484,873                 1995          30 Years
Heron Cove                          Coral Springs, FL      9,420,774       1,369,939                 1987          30 Years
Heron Landing (K)                   Lauderhill, FL         7,522,903         775,811                 1988          30 Years
Heron Pointe                        Boynton Beach, FL      9,810,424         461,259                 1989          30 Years
Heron Run                           Plantation, FL        10,609,324       1,512,817                 1987          30 Years
Hickory Creek                       Richmond, VA          20,295,565         158,665                 1984          30 Years
Hickory Ridge                       Greenville, SC         2,938,459         127,539                 1968          30 Years
Hidden Lakes                        Haltom City, TX       22,343,364         171,872                 1996          30 Years
Hidden Oaks                         Cary, NC              12,184,020         495,384                 1988          30 Years
Hidden Palms                        Tampa, FL              8,641,633         308,103                 1986          30 Years
Hidden Valley Club                  Ann Arbor, MI          9,432,314       4,858,571                 1973          30 Years
Highland Creste                     Seattle, WA            9,615,999         557,192                 1989          30 Years
Highland Grove                      Stone Mt., GA         16,801,173         678,853                 1988          30 Years
Highland Point                      Denver, CO            16,442,651         873,920                 1984          30 Years
Highline Oaks                       Denver, CO            10,864,558         555,862                 1986          30 Years
Hollows                             Columbia, SC           9,459,252          78,579                 1987          30 Years
Hollyview                           Silver Springs, MD     1,722,980          62,582                 1965          30 Years
Horizon Place                       Tampa, FL             14,443,289         107,541                 1985          30 Years
Hunt Club                           Charlotte, NC         19,462,951         154,998                 1990          30 Years
Hunter's Glen                       Chesterfield, MO       9,608,799         767,597                 1985          30 Years
Hunter's Green                      Fort Worth, TX         4,776,521         968,355                 1981          30 Years
Hunters Ridge/South Pointe          St. Louis, MO         20,305,611       1,038,928            1986-1987          30 Years
Huntington Hollow                   Tulsa, OK              6,788,467         405,769                 1981          30 Years
Huntington Park                     Everett, WA           16,560,051       2,655,577                 1991          30 Years
Idlewood                            Indianapolis, IN      14,389,651         525,765                 1991          30 Years
Indian Bend                         Phoenix, AZ           11,435,609       1,826,515                 1973          30 Years
Indian Tree                         Arvada, CO             6,261,776       1,297,882                 1983          30 Years
Indigo Plantation                   Daytona Beach, FL     16,421,289         128,007                 1989          30 Years
Indigo Springs                      Kent, WA              13,239,957         813,955                 1991          30 Years
Ingleside, The                      Phoenix, AZ           11,908,332         385,914                 1995          30 Years
Ironwood at the Ranch               Wesminster, CO        15,084,499         797,447                 1986          30 Years
Isle at Arrowhead Ranch             Glendale, AZ          21,276,298         717,949                 1996          30 Years
Ivy Place (L)                       Atlanta, GA            8,256,646         729,974                 1978          30 Years
James Street Crossing               Kent, WA              20,944,176         719,489                 1989          30 Years
Jefferson at Walnut Creek           Austin, TX            17,458,893         645,560                 1994          30 Years
Junipers at Yarmouth                Yarmouth, ME           9,468,456         533,173                 1970          30 Years
Kempton Downs                       Gresham, OR           12,895,489       1,649,856                 1990          30 Years
Keystone                            Austin, TX             5,589,136         799,550                 1981          30 Years
Kimmerly Glen                       Charlotte, NC         13,748,593         109,244                 1986          30 Years
Kingsport                           Alexandria, VA        13,348,871       2,035,858                 1986          30 Years
Kingswood Manor                     San Antonio, TX        3,908,686         536,838                 1983          30 Years
Kirby Place                         Houston, TX           29,596,684       1,080,862                 1994          30 Years
La Costa Brava (JAX)                Jacksonville, FL (J)  12,030,829       6,530,247            1970/1973          30 Years
La Costa Brava (ORL)                Orlando, FL            7,098,095       3,841,225                 1967          30 Years
La Mariposa                         Mesa, AZ              14,728,961         477,406                 1986          30 Years
La Mirage                           San Diego, CA        129,640,799       6,274,402            1988/1992          30 Years
La Reserve                          Oro Valley, AZ         8,319,285         217,759                 1988          30 Years
La Tour Fontaine                    Houston, TX           18,847,686         130,277                 1994          30 Years
La Valencia                         Mesa, AZ              24,339,706         778,595                 1998          30 Years

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                   Real Estate and Accumulated Depreciation
                               December 31, 1998



                                                                                                 Cost Capitalized
                                                                                                   Subsequent to
                                                                        Initial Cost to             Acquisition
                     Description                                            Company             (Improvements, net) (I)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     Building &              Building &
Apartment Name                  Location               Encumbrances     Land          Fixtures     Land        Fixtures     Land
-----------------------------------------------------------------------------------------------------------------------------------
Ladera                          Mesa, AZ               $         0      $2,978,879   $20,643,003   $      0  $   28,461  $2,978,879
Lake in the Woods (MI)          Ypsilanti, MI                    0       1,859,625    16,314,064          0   6,631,660   1,859,625
Lake Point                      Charlotte, NC                    0       1,058,975    13,904,172          0      19,183   1,058,975
Lakeridge at Moors              Miami, FL                        0       2,100,000     9,134,273          0       7,648   2,100,000
Lakes at Vinings                Atlanta, GA             22,420,082       6,496,000    21,821,861      2,000      50,216   6,498,000
Lakeshore at Preston            Plano, TX               13,083,226       3,322,000    15,177,406      3,800      81,141   3,325,800
Lakeville Resort                Petaluma, CA            20,523,132       2,734,100    24,773,523      2,400     320,134   2,736,500
Lakewood Greens                 Dallas, TX               8,385,077       2,016,000     8,997,910      3,600      67,778   2,019,600
Lakewood Oaks                   Dallas, TX                       0       1,630,200    14,671,813      1,400     749,835   1,631,600
Landera                         San Antonio, TX                  0         766,300     6,896,811          0     173,701     766,300
Landings (TN)                   Memphis, TN                      0       1,314,000    14,221,751          0       7,774   1,314,000
Lands End                       Pacifica, CA                     0       1,824,500    16,423,435      2,000   1,134,938   1,826,500
Larkspur Woods                  Sacramento, CA                  (E)      5,800,000    14,512,065      2,900     272,127   5,802,900
Laurel Ridge                    Chapel Hill, NC                  0         160,000     3,434,635     22,001   1,338,976     182,001
Legends                         Tucson, AZ                       0       2,729,788    17,905,915          0     103,532   2,729,788
Lexington Glen                  Atlanta, GA                      0       5,760,000    41,097,486          0       7,067   5,760,000
Lexington Park                  Orlando, FL                      0       2,016,000    12,464,122          0      17,940   2,016,000
Lexington Village               Alpharetta, GA          18,672,575       3,520,000    21,030,169      1,900      55,275   3,521,900
Lincoln Green I                 San Antonio, TX                  0         947,366     2,133,002          0   3,753,956     947,366
Lincoln Green I & II (CA)       Sunnyvale, CA           12,900,000       9,048,000    18,419,243      9,300     109,486   9,057,300
Lincoln Green II                San Antonio, TX                  0       1,052,340     5,828,311          0      90,343   1,052,340
Lincoln Green III               San Antonio, TX                  0         536,010     2,069,688          0      32,629     536,010
Lincoln Heights                 Quincy, MA              21,700,000       5,925,000    33,575,000      3,400     117,191   5,928,400
Lincoln Oaks                    Tulsa, OK                        0       1,310,500    11,794,290          0      97,102   1,310,500
Lincoln Village I & II (CA)     Larkspur, CA                     0      17,100,000    31,363,631      7,300     166,166  17,107,300
Little Cottonwoods              Tempe, AZ                       (P)      3,050,133    27,039,173          0      42,916   3,050,133
Lodge (OK), The                 Tulsa, OK                        0         313,571     2,677,951       (200)  1,145,535     313,371
Lodge (TX), The                 San Antonio, TX                  0       1,363,636     5,496,784          0   3,775,750   1,363,636
Lofton Place                    Tampa, FL                        0       2,240,000    16,890,077          0      23,916   2,240,000
Longwood                        Decatur, GA                      0       1,452,000    13,067,523      2,048     493,235   1,454,048
Madison at Bridford Lake        Greensboro, NC                   0       2,265,314    26,415,436          0           0   2,265,314
Madison at Cedar Springs        Dallas, TX                       0       2,470,000    33,331,339          0       4,649   2,470,000
Madison at Chase Oaks           Plano, TX                        0       3,055,000    29,002,581          0      10,638   3,055,000
Madison at Coral Square         Coral Springs, FL                0       4,800,000    26,087,012          0      26,455   4,800,000
Madison at River Sound          Lawrenceville, GA                0       3,666,999    48,136,692          0       8,495   3,666,999
Madison at Round Grove          Austin, TX                       0       2,626,000    25,843,457          0      12,279   2,626,000
Madison at Stone Creek          Lewisville, TX                   0       2,535,000    22,665,256          0      16,533   2,535,000
Madison at the Arboretum        Austin, TX                       0       1,046,500     9,669,201          0      19,939   1,046,500
Madison on Melrose              Richardson, TX                   0       1,300,000    15,115,309          0       3,846   1,300,000
Madison on the Parkway          Dallas, TX                       0       2,444,000    22,514,520          0       5,477   2,444,000
Mallard Cove                    Greenville, SC                   0         803,700     7,233,160      9,650     638,498     813,350
Mallgate                        Louisville, KY                   0               0     6,162,515          0   4,784,159           0
Marbrisa                        Tampa, FL                        0         811,500     7,303,334      2,000     836,637     813,500
Mariner Club (FL)               Pembroke Pines, FL       9,586,405       1,824,000    20,912,452        500      16,773   1,824,500
Mariners Wharf                  Orange Park, FL                  0       1,858,800    16,733,097      2,400     107,211   1,861,200
Marks                           Denver, CO              20,830,000       4,928,500    44,356,994          0     741,053   4,928,500
Marquessa                       Corona Hills, CA                 0       6,888,500    21,823,966          0     298,447   6,888,500
Martha Lake                     Seattle, WA                      0         823,200     7,409,199     (2,000)     62,852     821,200
Martins Landing                 Roswell, GA             12,902,947       4,800,000    12,913,715      2,000      93,488   4,802,000
Marymont (MD)                   Laurel, MD                       0       1,901,800    17,116,593      2,000     595,136   1,903,800
Maxwell House                   Augusta, GA                      0         216,000     1,846,772          0     795,390     216,000
McAlpine Ridge                  Charlotte, NC                    0       1,283,400    11,550,225        600     748,260   1,284,000
McDowell Place                  Naperville, IL          16,000,000       2,578,900    23,210,030      1,500     660,187   2,580,400
Meadow Creek                    Tigard, OR               8,424,069       1,298,100    11,682,684      1,000   1,026,991   1,299,100
Meadows (AZ), The               Mesa, AZ                         0         650,000    15,438,616          0     264,739     650,000
Meadows in the Park             Birmingham, AL                   0       1,000,000     8,525,000        900     135,704   1,000,900
Meadows on the Lake             Birmingham, AL                   0       1,000,000     8,521,175        900      23,089   1,000,900
Merrill Creek                   Tacoma, WA                       0         814,200     7,327,478          0      42,678     814,200
Merrimac Woods                  Costa Mesa, CA                   0         673,300     6,059,722      2,400     364,456     675,700
Merritt Lake                    Duluth, GA                       0       3,400,000    25,089,339          0           0   3,400,000
Metropolitan Park               Seattle, WA                      0         493,200     4,438,977          0      72,181     493,200
Mill Village                    Randolph, MA                     0       6,200,000    13,249,725    (14,700)     63,493   6,185,300
Mirador                         Phoenix, AZ                      0       2,597,518    23,417,575          0      51,011   2,597,518
Mission Bay                     Orlando, FL                      0       2,432,000    21,864,876          0      11,695   2,432,000
Mission Palms                   Tucson, AZ                       0       2,023,400    18,210,383          0     308,852   2,023,400
Misty Woods                     Cary, NC                         0         720,790    18,446,473          0      32,918     720,790
Montierra                       Scottsdale, AZ                   0       3,455,000    16,059,325          0           0   3,455,000
Morningside                     Scottsdale, AZ                  (P)        670,470    12,616,599          0      71,928     670,470
Mountain Park Ranch             Phoenix, AZ                     (Q)      1,662,332    18,261,617          0     216,502   1,662,332
Mountain Run                    Albuquerque, NM                  0       2,023,400    20,735,983    280,600     451,013   2,304,000
Mountain Terrace                Stevenson Ranch, CA              0       3,977,200    35,794,729      1,800     353,995   3,979,000


                         Gross Amount Carried                                                                       Life Used to
                            at Close of                                                                                Compute
                          Period 12/31/98                                                                          Depreciation in
------------------------------------------------------------------------------------------------------------------
                              Building &                                Accumulated                Date of          Latest Income
Apartment Name               Fixtures (A)          Total (B)            Depreciation             Construction        Statement (C)
------------------------------------------------------------------------------------------------------------------------------------
Ladera                       $20,671,464          $23,650,343          $   748,331                   1995               30 Years
Lake in the Woods (MI)        22,945,724           24,805,349           12,192,377                   1969               30 Years
Lake Point                    13,923,355           14,982,330              120,073                   1984               30 Years
Lakeridge at Moors             9,141,921           11,241,921               77,914                   1991               30 Years
Lakes at Vinings              21,872,077           28,370,077              384,185                 1972/1975            30 Years
Lakeshore at Preston          15,258,547           18,584,347              268,684                   1992               30 Years
Lakeville Resort              25,093,657           27,830,157            2,041,036                   1984               30 Years
Lakewood Greens                9,065,689           11,085,289              165,577                   1986               30 Years
Lakewood Oaks                 15,421,648           17,053,248            2,547,680                   1987               30 Years
Landera                        7,070,513            7,836,813              433,120                   1983               30 Years
Landings (TN)                 14,229,525           15,543,525              122,329                   1986               30 Years
Lands End                     17,558,373           19,384,873            1,660,591                   1974               30 Years
Larkspur Woods                14,784,191           20,587,091              634,415                 1989/1993            30 Years
Laurel Ridge                   4,773,611            4,955,612            2,430,260                   1975               30 Years
Legends                       18,009,446           20,739,234              673,666                   1995               30 Years
Lexington Glen                41,104,553           46,864,553              338,924                   1990               30 Years
Lexington Park                12,482,062           14,498,062              106,977                   1988               30 Years
Lexington Village             21,085,443           24,607,343              352,265                   1995               30 Years
Lincoln Green I                5,886,958            6,834,324            2,897,048                 1984/1986            30 Years
Lincoln Green I & II (CA)     18,528,729           27,586,029              322,275                   1979               30 Years
Lincoln Green II               5,918,654            6,970,994            2,413,452                 1984/1986            30 Years
Lincoln Green III              2,102,317            2,638,327              884,364                 1984/1986            30 Years
Lincoln Heights               33,692,191           39,620,591            1,211,608                   1991               30 Years
Lincoln Oaks                  11,891,392           13,201,892              715,734                   1991               30 Years
Lincoln Village I & II (CA)   31,529,797           48,637,097              552,174                   1980               30 Years
Little Cottonwoods            27,082,089           30,132,222              990,964                   1984               30 Years
Lodge (OK), The                3,823,486            4,136,857            2,167,383                   1979               30 Years
Lodge (TX), The                9,272,534           10,636,170            3,428,267                  1979(#)             30 Years
Lofton Place                  16,913,993           19,153,993              142,634                   1988               30 Years
Longwood                      13,560,758           15,014,806            2,358,769                   1992               30 Years
Madison at Bridford Lake      26,415,436           28,680,750              212,365                    (S)               30 Years
Madison at Cedar Springs      33,335,988           35,805,988              274,712                   1995               30 Years
Madison at Chase Oaks         29,013,219           32,068,219              244,441                   1995               30 Years
Madison at Coral Square       26,113,467           30,913,467              218,152                   1989               30 Years
Madison at River Sound        48,145,186           51,812,186              398,420                   1996               30 Years
Madison at Round Grove        25,855,736           28,481,736              217,324                   1995               30 Years
Madison at Stone Creek        22,681,789           25,216,789              191,826                   1995               30 Years
Madison at the Arboretum       9,689,140           10,735,640               81,638                   1995               30 Years
Madison on Melrose            15,119,155           16,419,155              125,697                   1995               30 Years
Madison on the Parkway        22,519,997           24,963,997              190,086                   1995               30 Years
Mallard Cove                   7,871,658            8,685,008              765,864                   1983               30 Years
Mallgate                      10,946,674           10,946,674            6,606,790                   1969               30 Years
Marbrisa                       8,139,971            8,953,471              694,912                   1984               30 Years
Mariner Club (FL)             20,929,225           22,753,725              174,964                   1988               30 Years
Mariners Wharf                16,840,309           18,701,509              750,312                   1989               30 Years
Marks                         45,098,047           50,026,547            2,569,934                   1987               30 Years
Marquessa                     22,122,413           29,010,913              806,672                   1992               30 Years
Martha Lake                    7,472,051            8,293,251              440,024                   1991               30 Years
Martins Landing               13,007,203           17,809,203              229,367                   1972               30 Years
Marymont (MD)                 17,711,729           19,615,529            2,751,765                  1987-88             30 Years
Maxwell House                  2,642,162            2,858,162            1,248,345                   1951               30 Years
McAlpine Ridge                12,298,485           13,582,485            1,925,716                  1989-90             30 Years
McDowell Place                23,870,217           26,450,617            1,822,982                   1988               30 Years
Meadow Creek                  12,709,675           14,008,775            2,091,069                   1985               30 Years
Meadows (AZ), The             15,703,355           16,353,355              599,678                   1984               30 Years
Meadows in the Park            8,660,704            9,661,604              338,365                   1986               30 Years
Meadows on the Lake            8,544,264            9,545,164              331,222                   1987               30 Years
Merrill Creek                  7,370,156            8,184,356              429,585                   1994               30 Years
Merrimac Woods                 6,424,177            7,099,877              550,388                   1970               30 Years
Merritt Lake                  25,089,339           28,489,339                    0                    (S)               30 Years
Metropolitan Park              4,511,158            5,004,358              263,175                   1991               30 Years
Mill Village                  13,313,218           19,498,518              518,244                 1971/1977            30 Years
Mirador                       23,468,586           26,066,104              856,200                   1995               30 Years
Mission Bay                   21,876,571           24,308,571              182,297                   1991               30 Years
Mission Palms                 18,519,235           20,542,635            1,092,658                   1980               30 Years
Misty Woods                   18,479,391           19,200,181              158,021                   1984               30 Years
Montierra                     16,059,325           19,514,325                    0                    (S)               30 Years
Morningside                   12,688,527           13,358,997              464,025                   1989               30 Years
Mountain Park Ranch           18,478,120           20,140,452              680,537                   1994               30 Years
Mountain Run                  21,186,996           23,490,996            1,251,274                   1985               30 Years
Mountain Terrace              36,148,724           40,127,724            2,624,731                   1992               30 Years

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                   Real Estate and Accumulated Depreciation
                               December 31, 1998

                                                                                                              Cost Capitalized
                                                                                                                Subsequent to
                                                                             Initial Cost to                     Acquisition
                  Description                                                    Company                   (Improvements, net) (I)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           Building &                  Building &
Apartment Name                  Location                 Encumbrances     Land             Fixtures          Land       Fixtures
-----------------------------------------------------------------------------------------------------------------------------------
Newport Heights                 Seattle, WA             $         0     $   390,700       $ 3,516,229       $   500    $  268,372
North Creek (Everett)           Evertt, WA                8,242,891       3,960,000        12,085,772         7,500       383,213
North Creek Heights             Seattle, WA                       0         753,800         6,784,170             0        66,194
North Hill                      Atlanta, GA              16,252,184       2,520,000        18,501,949         5,300     3,134,657
Northampton 1                   Largo, MD                13,042,769       1,843,200        17,318,363             0     2,278,241
Northampton 2                   Largo, MD                         0       1,494,100        14,279,723        19,400       633,133
Northgate Village               San Antonio, TX                   0         660,000         5,753,724           100       706,216
Northlake (FL)                  Jacksonville, FL                  0       1,166,000        10,494,125         2,400        93,707
Northridge                      Pleasant Hill, CA                 0       5,525,000        14,669,757         2,800       131,052
Northwoods Village              Cary, NC                         (E)      1,368,000        11,443,857         1,700       435,629
Oak Mill 2                      Germantown, MD            9,507,486         854,000         8,187,169           133     1,043,938
Oak Park North                  Agoura Hills, CA                 (O)      1,706,500        15,358,942           400       125,182
Oak Park South                  Agoura Hills, CA                 (O)      1,683,400        15,150,835           400       187,533
Oaks (NC)                       Charlotte, NC                     0       2,196,744        24,031,587             0         7,017
Oaks of Lakebridge              Ormond Beach, FL                  0         413,700         3,742,503         2,100       565,993
Ocean Walk                      Key West, FL             21,099,078       2,834,900        25,517,673         3,849       163,592
Olde Redmond Place              Redmond, WA               9,400,000       4,800,000        14,073,460         7,100       104,045
Olentangy Commons (OH)          Columbus, OH                      0       3,032,336        20,862,191            (0)    8,890,595
One Eton Square                 Tulsa, OK                         0       1,570,100        14,130,762             0       352,845
Orange Grove Village            Tucson, AZ                       (P)      1,813,154        14,899,780             0       109,073
Orchard of Landen               Maineville, OH                   (E)      2,496,000        17,720,225         2,400       172,678
Orchard Ridge                   Seattle, WA                       0         482,600         4,343,826         3,000       251,695
Overlook                        San Antonio, TX                   0       1,100,000         9,900,000           200       241,128
Overlook Manor                  Frederick, MD                     0       1,296,000         3,896,628         3,100        40,128
Overlook Manor II               Frederick, MD             5,877,338       2,184,000         6,271,649         2,300        33,224
Overlook Manor III              Frederick, MD                     0       1,024,000         3,008,998         2,300        27,952
Paces Station                   Atlanta, GA                       0       4,801,500        32,630,170             0       538,550
Palms at South Shore            League City, TX                   0       1,200,000        16,601,152             0         7,041
Palms, The                      Phoenix, AZ                      (P)      3,285,226        11,269,891             0       170,132
Panther Ridge                   Seattle, WA                       0       1,055,800         9,501,841             0       327,290
Paradise Pointe                 Dania, FL                         0       1,493,800        16,714,317       419,614     1,658,986
Parc Royale                     Houston, TX               8,850,805       2,223,000        11,921,433             0         7,374
Park Knoll                      Atlanta, GA                       0       2,904,500        26,140,219         4,300     1,612,513
Park Meadow                     Gilbert, AZ                      (P)        835,217        15,124,555             0        75,202
Park Place (TX)                 Houston, TX              10,088,744       1,603,000        11,961,084             0        48,402
Park Place I & II               Plymouth, MN             17,678,878       2,428,200        21,853,006         7,800       937,147
Park West (CA)                  Los Angeles, CA                   0       3,033,300        27,299,323           200       775,858
Park West (TX)                  Austin, TX                        0         648,605         4,541,683           100       610,176
Park West End (VA)              Richmond, VA              7,168,169       1,560,000        11,849,159         2,500        41,285
Parkcrest                       Southfield, MI            7,230,684       1,260,000        10,366,615         5,000        72,767
Parkridge Place                 Las Colinas, TX                   0       6,430,800        17,073,584         2,100       278,799
Parkside                        Union City, CA                    0       6,240,000        11,809,198         6,700       342,653
Parkview Terrace                Redlands, CA             22,650,000       4,969,200        35,729,978             0       143,539
Parkwood East                   Fort Collins, CO                  0       1,644,000        14,796,301             0       144,849
Patchen Oaks                    Lexington, KY                     0       1,344,000         8,121,317         1,300        74,332
Pine Harbour                    Orlando, FL                       0       1,661,000        14,948,625         3,300       968,258
Pine Meadow                     Greensboro, NC            4,777,745         719,300         6,474,036         1,350       593,336
Pines at Cloverlane             Pittsfield Township, MI           0       1,906,600        17,159,269         1,200     3,252,603
Pines of Springdale             West Palm Beach, FL               0         471,200         4,240,800         2,667       518,699
Plantation (TX)                 Houston, TX                       0       2,320,000         7,690,000         2,900       309,026
Plantation Ridge                Marietta, GA                      0       4,086,000        19,178,927         2,900       383,733
Plantations at Killearn         Tallahassee, FL           5,061,305         828,000         7,646,210             0        11,174
Pleasant Ridge                  Arlington, TX             1,656,463         441,000         1,959,866         4,100        45,544
Plum Tree                       Corner, WI                       (R)      1,992,000        20,259,729         4,700       209,236
Plum Tree Park                  Seattle, WA                       0       1,133,400        10,200,420             0        99,787
Point (NC)                      Charlotte, NC                     0       1,700,000        25,876,312             0         9,798
Pointe at South Mountain        Phoenix, AZ                       0       2,228,800        20,058,955             0       421,967
Pointe East                     Redmond, WA                       0         601,800         5,416,489           800       190,178
Polos                           Fort Myers, FL                    0       1,640,000        18,668,025             0        46,063
Polos East                      Orlando, FL                       0       1,386,000        19,296,136             0        11,499
Portland Center Combined        Portland, OR             22,147,692       6,028,000        43,503,133         4,900        61,261
Portofino                       Chino Hills, CA                   0       3,572,400        14,662,928             0        97,036
Portside Towers Combined        Jersey City, NJ          58,253,929      22,440,000        96,678,525        15,700       167,992
Prairie Creek I&II              Richardson, TX                    0       2,832,000        20,207,544             0             0
Preakness                       Antioch, TN                      (E)      1,560,000         7,653,521         1,900       921,368
Preserve at Squaw Peak          Phoenix, AZ                      (P)        517,788         8,535,598             0       119,166
Preston at Willowbend           Plano, TX                         0         872,500         7,852,675             0     1,489,454
Preston Bend                    Dallas, TX                8,719,000       1,083,000         9,925,055         2,200       185,044
Preston Lake                    Atlanta, GA                       0       1,430,900        12,877,986        34,993     1,152,176
Princeton Square                Jacksonville, FL                  0         864,000        12,129,072             0         6,034
Promenade (FL)                  St. Petersburg, FL                0       2,124,193        25,969,392             0        17,450

                                  Gross Amount Carried                                                               Life Used to
                                      at Close of                                                                       Compute
               Description          Period 12/31/98                                                                 Depreciation in
-------------------------------------------------------------------------------------------------------------------
                                                 Building &                          Accumulated         Date of     Latest Income
Apartment Name                 Land              Fixtures (A)       Total (B)        Depreciation     Construction   Statement (C)
-----------------------------------------------------------------------------------------------------------------------------------
Newport Heights              $   391,200        $ 3,784,601        $ 4,175,801      $   642,415            1985         30 Years
North Creek (Everett)          3,967,500         12,468,984         16,436,484          171,059            1986         30 Years
North Creek Heights              753,800          6,850,364          7,604,164          399,608            1990         30 Years
North Hill                     2,525,300         21,636,606         24,161,906        1,157,351            1984         30 Years
Northampton 1                  1,843,200         19,596,604         21,439,804        3,314,135            1977         30 Years
Northampton 2                  1,513,500         14,912,856         16,426,356        2,140,454            1988         30 Years
Northgate Village                660,100          6,459,940          7,120,040        1,461,952            1984         30 Years
Northlake (FL)                 1,168,400         10,587,833         11,756,233          484,058            1989         30 Years
Northridge                     5,527,800         14,800,809         20,328,609          335,709            1974         30 Years
Northwoods Village             1,369,700         11,879,486         13,249,186          519,451            1986         30 Years
Oak Mill 2                       854,133          9,231,107         10,085,240        1,243,406            1985         30 Years
Oak Park North                 1,706,900         15,484,124         17,191,024        1,714,877            1990         30 Years
Oak Park South                 1,683,800         15,338,368         17,022,168        1,838,381            1989         30 Years
Oaks (NC)                      2,196,744         24,038,604         26,235,348          199,692            1996         30 Years
Oaks of Lakebridge               415,800          4,308,496          4,724,296          896,364            1984         30 Years
Ocean Walk                     2,838,749         25,681,265         28,520,013          959,073            1990         30 Years
Olde Redmond Place             4,807,100         14,177,504         18,984,604          251,198            1986         30 Years
Olentangy Commons (OH)         3,032,336         29,752,786         32,785,122       17,445,753            1972         30 Years
One Eton Square                1,570,100         14,483,607         16,053,707          917,323            1985         30 Years
Orange Grove Village           1,813,154         15,008,854         16,822,008          578,822          1986/1995      30 Years
Orchard of Landen              2,498,400         17,892,902         20,391,302          776,517          1985/1988      30 Years
Orchard Ridge                    485,600          4,595,521          5,081,121          785,794            1988         30 Years
Overlook                       1,100,200         10,141,128         11,241,328          654,566            1985         30 Years
Overlook Manor                 1,299,100          3,936,756          5,235,856           68,456          1980/1985      30 Years
Overlook Manor II              2,186,300          6,304,873          8,491,173          110,701          1980/1985      30 Years
Overlook Manor III             1,026,300          3,036,950          4,063,250           51,336          1980/1985      30 Years
Paces Station                  4,801,500         33,168,720         37,970,220        1,649,641       1984-1988/1989    30 Years
Palms at South Shore           1,200,000         16,608,194         17,808,194          138,906            1990         30 Years
Palms, The                     3,285,226         11,440,023         14,725,249          419,328            1990         30 Years
Panther Ridge                  1,055,800          9,829,131         10,884,931          604,524            1980         30 Years
Paradise Pointe                1,913,414         18,373,302         20,286,717        2,555,797           1987-90       30 Years
Parc Royale                    2,223,000         11,928,807         14,151,807           99,492            1994         30 Years
Park Knoll                     2,908,800         27,752,732         30,661,532        5,150,343            1983         30 Years
Park Meadow                      835,217         15,199,757         16,034,974          559,438            1986         30 Years
Park Place (TX)                1,603,000         12,009,486         13,612,486          421,993            1996         30 Years
Park Place I & II              2,436,000         22,790,153         25,226,153        2,073,725            1986         30 Years
Park West (CA)                 3,033,500         28,075,181         31,108,681        3,415,094           1987/90       30 Years
Park West (TX)                   648,705          5,151,859          5,800,564        1,051,788            1985         30 Years
Park West End (VA)             1,562,500         11,890,445         13,452,945          431,512            1985         30 Years
Parkcrest                      1,265,000         10,439,382         11,704,382          184,587            1987         30 Years
Parkridge Place                6,432,900         17,352,383         23,785,283          741,369            1985         30 Years
Parkside                       6,246,700         12,151,851         18,398,551          214,752            1979         30 Years
Parkview Terrace               4,969,200         35,873,518         40,842,718        1,319,693            1986         30 Years
Parkwood East                  1,644,000         14,941,150         16,585,150          862,762            1986         30 Years
Patchen Oaks                   1,345,300          8,195,650          9,540,950          140,271            1990         30 Years
Pine Harbour                   1,664,300         15,916,883         17,581,183        2,916,928            1991         30 Years
Pine Meadow                      720,650          7,067,372          7,788,022          715,199            1974         30 Years
Pines at Cloverlane            1,907,800         20,411,872         22,319,672        2,607,112           1975-79       30 Years
Pines of Springdale              473,867          4,759,499          5,233,366          876,398         1985/87(x)      30 Years
Plantation (TX)                2,322,900          7,999,026         10,321,926          265,099            1969         30 Years
Plantation Ridge               4,088,900         19,562,659         23,651,559          389,346            1975         30 Years
Plantations at Killearn          828,000          7,657,385          8,485,385           67,650            1990         30 Years
Pleasant Ridge                   445,100          2,005,410          2,450,510           36,657            1982         30 Years
Plum Tree                      1,996,700         20,468,965         22,465,665          552,298            1989         30 Years
Plum Tree Park                 1,133,400         10,300,207         11,433,607          602,359            1991         30 Years
Point (NC)                     1,700,000         25,886,110         27,586,110          215,100            1996         30 Years
Pointe at South Mountain       2,228,800         20,480,922         22,709,722        1,187,642            1988         30 Years
Pointe East                      602,600          5,606,667          6,209,267          849,394            1988         30 Years
Polos                          1,640,000         18,714,088         20,354,088          158,462            1991         30 Years
Polos East                     1,386,000         19,307,635         20,693,635          162,504            1991         30 Years
Portland Center Combined       6,032,900         43,564,393         49,597,293          128,134            1965         30 Years
Portofino                      3,572,400         14,759,964         18,332,364          533,039            1989         30 Years
Portside Towers Combined      22,455,700         96,846,517        119,302,217        1,838,332          1992/1997      30 Years
Prairie Creek I&II             2,832,000         20,207,544         23,039,544          166,908           1998/99       30 Years
Preakness                      1,561,900          8,574,888         10,136,788          386,777            1986         30 Years
Preserve at Squaw Peak           517,788          8,654,764          9,172,552          319,358            1990         30 Years
Preston at Willowbend            872,500          9,342,129         10,214,629        1,802,923            1985         30 Years
Preston Bend                   1,085,200         10,110,100         11,195,300          577,882            1986         30 Years
Preston Lake                   1,465,893         14,030,162         15,496,055        2,660,435           1984-86       30 Years
Princeton Square                 864,000         12,135,106         12,999,106          105,842            1984         30 Years
Promenade (FL)                 2,124,193         25,986,843         28,111,036          215,668            1994         30 Years

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                   Real Estate and Accumulated Depreciation
                               December 31, 1998

                                                                                                                Cost Capitalized
                                                                                                                  Subsequent to
                                                                               Initial Cost to                     Acquisition
                     Description                                                   Company                   (Improvements, net) (I)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             Building &                  Building &
Apartment Name                   Location                  Encumbrances     Land             Fixtures         Land       Fixtures
------------------------------------------------------------------------------------------------------------------------------------
Promenade Terrace                Corona Hills, CA          $15,952,012      $2,281,000       $20,529,476     $ 1,800    $  285,946
Promontory Pointe I & II         Phoenix, AZ                        (P)      2,355,509        30,450,580           0        98,159
Prospect Towers                  Hackensack, NJ             14,774,318       8,425,000        27,891,710       1,600       176,246
Pueblo Villas                    Albuquerque, NM                     0         854,300         7,688,783       1,300       639,184
Quail Cove                       Salt Lake City, UT                  0       2,271,800        20,446,430           0       378,250
Rancho Murietta                  Tempe, AZ                           0       1,766,282        17,585,287           0       102,299
Ranchstone                       Houston, TX                         0         770,000        15,395,149           0         5,445
Ravens Crest                     Plainsboro, NJ                     (O)      4,673,000        42,057,149       2,850     1,928,046
Ravinia                          Greenfield, WI                     (R)      1,236,000        12,034,764       4,100       170,609
Redlands Lawn and Tennis         Redlands, CA               24,050,000       4,822,320        26,373,194           0       229,969
Reflections at the Lakes         Las Vegas, NV                       0       1,896,000        17,063,715           0       126,145
Regatta                          San Antonio, TX                     0         818,500         7,366,677           0       172,596
Regency                          Charlotte, NC                       0         890,000        12,003,614           0        17,603
Regency Palms                    Huntington Beach, CA                0       1,856,500        16,708,950         900       535,399
Regency Woods                    Des Moines, IA              6,351,345         745,100         6,705,430       8,380       189,023
Registry                         Denver, CO                          0       1,303,100        11,727,649           0       151,286
Reserve at Ashley Lake           Boynton Beach, FL          24,150,000       3,519,900        23,340,219         500       231,249
Reserve Square Combined          Cleveland, OH                       0       2,618,352        23,565,022         500    10,401,164
Retreat, The                     Phoenix, AZ                         0       3,475,114        26,544,281           0             0
Richmond Townhomes               Houston, TX                 9,316,217         940,000        13,881,949           0        43,054
Ridgegate                        Seattle, WA                         0         805,800         7,251,986           0       151,473
Ridgetop                         Tacoma, WA                          0         811,500         7,082,500           0       269,585
Ridgetree I & II                 Dallas, TX                          0       2,094,600        18,851,177      20,600     1,381,212
Ridgeway Commons                 Memphis, TN                         0         568,400         5,115,501      14,840       198,793
Ridgewood Village                San Diego, CA                       0       5,760,000        14,019,345       1,500        20,847
Rincon                           Houston, TX                         0       4,400,000        16,725,229       1,900        64,450
River Bend                       Tampa, FL                           0         602,945         2,161,915           0     2,286,450
River Hill                       Grand Prairie, TX                   0       2,004,000        19,375,832           0         8,139
River Oak                        Louisville, KY                      0       1,253,900        11,285,573       2,700       238,961
River Park                       Fort Worth, TX              7,721,103       2,240,000         8,769,069       5,400        92,735
Rivers Edge                      Waterbury, CT                       0         780,000         6,544,410       1,900        23,899
Riverside Park                   Tulsa, OK                          (E)      1,440,000        12,374,977       1,400        81,122
Rock Creek                       Corrboro, NC                        0         895,100         8,056,360         600       189,346
Rolido Parque                    Houston, TX                 7,190,666       2,950,000         7,882,070       5,900       232,225
Rosehill Pointe                  Lenexa, KS                 13,100,000       2,073,400        18,660,475      22,600     1,649,297
Royal Oak                        Eagan, MN                  13,148,135       1,598,200        14,383,478       4,704       204,504
Royal Oaks (FL)                  Jacksonville, FL                    0       1,988,000        13,845,479           0        11,341
Sabal Palm                       Pompano Beach, FL                   0       3,536,000        20,167,175       2,600       516,806
Sabal Palm at Boot Ranch         Palm Harbor, FL            16,736,610       3,888,000        29,106,931           0        26,613
Sabal Palm at Carrollwood Place  Tampa, FL                           0       3,888,000        27,051,346           0        11,468
Sabal Pointe (M)                 Coral Springs, FL                   0       1,941,900        17,477,592       9,700       337,037
Saddle Creek                     Carrollton, TX                      0         703,300         6,329,899       4,800     3,158,856
Saddle Ridge                     Loudoun County, VA                  0       1,351,800        12,165,984      13,000       319,230
Sailboat Bay                     Raleigh, NC                         0         960,000         9,012,118           0         6,255
San Tropez                       Phoenix, AZ                         0       2,738,000        24,641,839           0       178,192
Sandstone                        Euless, TX                  1,359,266         240,000         1,560,399       3,600        42,252
Sawgrass Cove                    Bradenton, FL                       0       1,671,200        15,041,179       2,950     1,100,691
Scarborough Square               Rockville, MD               4,162,256       1,815,000         7,210,774           0             0
Scottsdale Courtyards            Scottsdale, AZ                     (P)      2,979,269        25,060,431           0       197,011
Scottsdale Meadows               Scottsdale, AZ                      0       1,512,000        11,407,058           0        75,409
Seasons, The                     Boise, ID                           0         604,400         5,439,624       3,600       379,840
Sedona Ridge                     Ahwatukee, AZ                       0       5,508,000         9,700,530           0       197,861
Sedona Springs                   Austin, TX                          0       2,574,000        23,478,175           0        15,243
Settler's Point                  Salt Lake City, UT                  0       1,715,100        15,436,275           0       285,970
Seventh & James                  Seattle, WA                         0         663,800         5,974,099           0        70,560
Shadow Brook                     Phoenix, AZ                        (P)      3,065,496        18,369,234           0       156,671
Shadow Lake                      Doraville, GA                       0       1,140,000        13,377,068           0         5,840
Sheffield Court                  Arlington, VA                       0       3,349,350        30,246,228           0     2,141,204
Shoal Run                        Birmingham, AL                      0       1,380,000        12,540,007           0        11,202
Shores at Andersen Springs       Chandler, AZ                       (P)      2,743,816        22,781,351           0       170,641
Sierra Canyon                    Canyon Cnty, CA                     0       3,480,000        12,515,590       4,200       465,377
Silver Creek                     Phoenix, AZ                        (P)        712,102         6,705,954           0        57,100
Silver Shadow                    Las Vegas, NV                       0         952,100         8,568,921       1,340       344,145
Silver Springs (FL)              Jacksonville, FL                    0       1,828,700        16,458,192       2,400       322,798
Silver Springs (OK)              Tulsa, OK                           0         672,500         6,052,669           0        92,874
Silverwood                       Mission, KS                        (T)      1,230,000        11,196,244           0       589,245
Skylark                          Union City, CA             11,790,000       1,775,000        16,660,175       6,600       (52,387)
Skyline Gateway                  Tucson, AZ                          0       1,128,400        10,155,997           0       188,382
Sleepy Hollow                    Kansas City, MO                    (T)      2,193,547        13,689,443          (0)    1,707,643
Smoketree Polo Club              Indio, CA                   9,325,000         864,000         7,139,689       3,200      (160,530)
Sommerset Place                  Raleigh, NC                         0         360,000         7,979,167           0         8,410

                                     Gross Amount Carried                                                             Life Used to
                                         at Close of                                                                     Compute
                  Description          Period 12/31/98                                                               Depreciation in
--------------------------------------------------------------------------------------------------------------------
                                                    Building &                         Accumulated        Date of     Latest Income
Apartment Name                     Land             Fixtures (A)      Total (B)        Depreciation    Construction   Statement (C)
------------------------------------------------------------------------------------------------------------------------------------
Promenade Terrace                  $2,282,800       $20,815,422       $23,098,222      $1,870,429           1990         30 Years
Promontory Pointe I & II            2,355,509        30,548,739        32,904,248       1,120,143         1984/1996      30 Years
Prospect Towers                     8,426,600        28,067,956        36,494,556         922,709           1995         30 Years
Pueblo Villas                         855,600         8,327,967         9,183,567         771,363           1975         30 Years
Quail Cove                          2,271,800        20,824,680        23,096,480       1,227,031           1987         30 Years
Rancho Murietta                     1,766,282        17,687,586        19,453,868         657,596           1983         30 Years
Ranchstone                            770,000        15,400,595        16,170,595         128,681           1996         30 Years
Ravens Crest                        4,675,850        43,985,195        48,661,045       7,206,475           1984         30 Years
Ravinia                             1,240,100        12,205,373        13,445,473         326,931           1991         30 Years
Redlands Lawn and Tennis            4,822,320        26,603,163        31,425,483         989,172           1986         30 Years
Reflections at the Lakes            1,896,000        17,189,860        19,085,860       1,001,726           1989         30 Years
Regatta                               818,500         7,539,273         8,357,773         455,368           1983         30 Years
Regency                               890,000        12,021,217        12,911,217         100,588           1986         30 Years
Regency Palms                       1,857,400        17,244,349        19,101,749       1,821,991           1969         30 Years
Regency Woods                         753,480         6,894,453         7,647,933         276,730           1986         30 Years
Registry                            1,303,100        11,878,935        13,182,035         688,044           1987         30 Years
Reserve at Ashley Lake              3,520,400        23,571,468        27,091,868         898,311           1990         30 Years
Reserve Square Combined             2,618,852        33,966,186        36,585,038       6,174,688           1973         30 Years
Retreat, The                        3,475,114        26,544,281        30,019,395               0            (S)         30 Years
Richmond Townhomes                    940,000        13,925,003        14,865,003         115,497           1995         30 Years
Ridgegate                             805,800         7,403,459         8,209,259         438,612           1990         30 Years
Ridgetop                              811,500         7,352,085         8,163,585         451,474           1988         30 Years
Ridgetree I & II                    2,115,200        20,232,389        22,347,589       2,071,686           1983         30 Years
Ridgeway Commons                      583,240         5,314,293         5,897,533         210,631           1970         30 Years
Ridgewood Village                   5,761,500        14,040,192        19,801,692         519,276           1997         30 Years
Rincon                              4,401,900        16,789,679        21,191,579       1,067,294           1996         30 Years
River Bend                            602,945         4,448,365         5,051,310       3,297,277           1971         30 Years
River Hill                          2,004,000        19,383,970        21,387,970         164,058           1996         30 Years
River Oak                           1,256,600        11,524,533        12,781,133         453,970           1989         30 Years
River Park                          2,245,400         8,861,804        11,107,204         164,553           1984         30 Years
Rivers Edge                           781,900         6,568,309         7,350,209         125,628           1974         30 Years
Riverside Park                      1,441,400        12,456,099        13,897,499         557,219           1994         30 Years
Rock Creek                            895,700         8,245,706         9,141,406         645,889           1986         30 Years
Rolido Parque                       2,955,900         8,114,295        11,070,195         260,186           1978         30 Years
Rosehill Pointe                     2,096,000        20,309,772        22,405,772       2,181,785           1984         30 Years
Royal Oak                           1,602,904        14,587,982        16,190,886         555,780           1989         30 Years
Royal Oaks (FL)                     1,988,000        13,856,820        15,844,820         118,974           1991         30 Years
Sabal Palm                          3,538,600        20,683,982        24,222,582       1,264,275           1989         30 Years
Sabal Palm at Boot Ranch            3,888,000        29,133,544        33,021,544         243,856           1996         30 Years
Sabal Palm at Carrollwood Place     3,888,000        27,062,814        30,950,814         227,623           1995         30 Years
Sabal Pointe (M)                    1,951,600        17,814,628        19,766,228       1,852,893           1995         30 Years
Saddle Creek                          708,100         9,488,755        10,196,855       2,693,363           1980         30 Years
Saddle Ridge                        1,364,800        12,485,214        13,850,014       1,449,349           1989         30 Years
Sailboat Bay                          960,000         9,018,373         9,978,373          77,810           1986         30 Years
San Tropez                          2,738,000        24,820,030        27,558,030       1,405,570           1989         30 Years
Sandstone                             243,600         1,602,651         1,846,251          28,313           1988         30 Years
Sawgrass Cove                       1,674,150        16,141,870        17,816,020       2,853,554           1991         30 Years
Scarborough Square                  1,815,000         7,210,774         9,025,774           7,138           1967         30 Years
Scottsdale Courtyards               2,979,269        25,257,442        28,236,711         912,998           1993         30 Years
Scottsdale Meadows                  1,512,000        11,482,466        12,994,466         420,796           1984         30 Years
Seasons, The                          608,000         5,819,464         6,427,464         995,851           1990         30 Years
Sedona Ridge                        5,508,000         9,898,391        15,406,391         625,605           1988         30 Years
Sedona Springs                      2,574,000        23,493,419        26,067,419         198,341           1995         30 Years
Settler's Point                     1,715,100        15,722,245        17,437,345         912,770           1986         30 Years
Seventh & James                       663,800         6,044,659         6,708,459         347,503           1992         30 Years
Shadow Brook                        3,065,496        18,525,905        21,591,401         675,011           1984         30 Years
Shadow Lake                         1,140,000        13,382,908        14,522,908         113,217           1989         30 Years
Sheffield Court                     3,349,350        32,387,432        35,736,782       4,402,412           1986         30 Years
Shoal Run                           1,380,000        12,551,210        13,931,210         108,569           1986         30 Years
Shores at Andersen Springs          2,743,816        22,951,992        25,695,808         841,280           1989         30 Years
Sierra Canyon                       3,484,200        12,980,967        16,465,167         291,565           1987         30 Years
Silver Creek                          712,102         6,763,053         7,475,155         261,766           1986         30 Years
Silver Shadow                         953,440         8,913,066         9,866,506       1,592,098           1992         30 Years
Silver Springs (FL)                 1,831,100        16,780,990        18,612,090         784,691           1985         30 Years
Silver Springs (OK)                   672,500         6,145,543         6,818,043         380,309           1984         30 Years
Silverwood                          1,230,000        11,785,489        13,015,489       1,965,748           1986         30 Years
Skylark                             1,781,600        16,607,788        18,389,388         234,131           1986         30 Years
Skyline Gateway                     1,128,400        10,344,378        11,472,778         615,634           1985         30 Years
Sleepy Hollow                       2,193,547        15,397,086        17,590,633       5,504,753           1987         30 Years
Smoketree Polo Club                   867,200         6,979,159         7,846,359          71,497          1987-89       30 Years
Sommerset Place                       360,000         7,987,577         8,347,577          67,916           1983         30 Years

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                   Real Estate and Accumulated Depreciation
                               December 31, 1998


                                                                                                             Cost Capitalized
                                                                                                               Subsequent to
                                                                               Initial Cost to                  Acquisition
                   Description                                                     Company                 (Improvements, net) (1)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Building &                    Building &
Apartment Name                    Location                 Encumbrances     Land         Fixtures          Land        Fixtures
------------------------------------------------------------------------------------------------------------------------------------
Songbird                          San Antonio, TX           $ 6,716,744     $1,080,500     $ 9,724,928     $ 2,000    $ 393,734
Sonnet Cove I                     Lexington, KY                       0        183,407       2,422,860           0     1,995,895
Sonnet Cove II                    Lexington, KY                       0        100,000       1,108,405           0     1,133,760
Sonoran                           Phoenix, AZ                        (P)     2,361,922      31,825,903           0       194,670
Sonterra at Foothill Ranch        Orange Cnty, CA            16,600,000      7,500,000      24,046,385       3,400        39,835
South Creek                       Mesa, AZ                   15,930,389      2,669,300      24,023,758       2,000       578,419
Southbank                         Mesa, AZ                            0        319,600       2,876,874      10,900       399,846
Southwood                         Palo Alto, CA                       0      6,930,000      14,294,270       6,600       109,319
Spicewood Springs                 Jacksonville, FL                    0      1,536,000      21,469,073           0        16,668
Spinnaker Cove                    Hermitage, TN              14,205,000      1,420,500      12,789,873      41,231       738,228
Spring Oak                        Richmond, VA                        0      3,803,700       5,567,830           0             0
Springs Colony                    Orlando, FL                        (T)       631,900       5,687,010       8,500       768,577
Springs of Country Woods          Salt Lake City, UT                  0      3,547,400      31,926,882           0       419,097
Steeplechase                      Charlotte, NC                       0      1,111,500      10,438,435           0         7,488
Sterling Point                    Denver, CO                          0        935,500       8,419,865           0        96,378
Stoney Creek                      Tacoma, WA                          0      1,215,200      10,937,144           0        76,743
Summer Chase                      Denver, CO                          0      1,708,000      15,371,641       1,200     1,018,395
Summer Creek                      Plymouth, MN                2,344,470        576,000       3,782,049       3,600       105,165
Summer Ridge                      Riverside, CA                       0        600,500       5,404,571       1,900       110,794
Summerset Village                 Chatsworth, CA                      0      2,628,500      23,656,668       2,200       202,070
Summerwood                        Hayward, CA                         0      4,860,000       6,901,739       6,600        89,116
Summit at Lake Union              Seattle, WA                         0      1,424,600      12,821,002         100       150,077
Summit Chase                      Coral Springs, FL                   0      1,120,000       4,413,035       2,100       288,169
Sun Creek                         Glendale, AZ                       (P)       896,929       7,062,603           0        46,175
Sunny Oak Village                 Overland Park, KS          15,100,000      2,222,600      20,003,050      25,150     2,017,200
Sunrise Springs                   Las Vegas, NV                       0        972,600       8,753,491       2,700       341,005
Suntree Village                   Oro Valley, AZ                     (P)     1,571,745      13,099,483           0       155,103
Superstition Vista                Mesa, AZ                            0      2,307,357      28,537,628           0       309,276
Surprise Lake Village             Tacoma, WA                          0      1,830,200      16,471,470           0       270,710
Surrey Downs                      Bellevue, WA                        0      3,050,000       7,797,215       7,100        93,448
Sutton Place                      Dallas, TX                          0      1,316,500      11,848,717      41,900     2,669,891
Sweetwater Glen                   Lawrenceville, GA                   0        500,000      10,692,558           0         1,635
Sycamore Creek                    Scottsdale, AZ                     (E)     3,150,000      19,068,201       2,000       135,050
Tamarind at Stoneridge            Columbia, SC                        0      1,053,800       9,490,859       2,400       112,763
Tamarlane                         Portland, ME                        0        690,000       5,143,970         900        59,840
Tanasbourne Terrace               Hillsboro, OR                       0      1,873,000      16,857,220       3,700     1,062,822
Tanglewood (OR)                   Portland, OR                        0        760,000       6,839,589       3,000     1,509,852
Tanglewood (VA)                   Manassas, VA               24,855,587      2,103,400      19,559,772       4,895     1,951,542
Timber Hollow                     Chapel Hill, NC                     0        800,000      11,441,423           0         8,928
Timberwalk                        Jacksonville, FL                    0      1,988,000      13,400,767           0        21,018
Timberwood                        Aurora, CO                          0      1,512,000      14,583,672       6,600       251,723
Tivoli Lakes Club                 Deerfield Beach, FL                 0      1,804,200      16,237,641       2,400       131,915
Town Center (TX)                  Kingwood, TX                        0      1,290,000      11,517,230       1,300        92,587
Town Centre III & IV              Laurel, MD                 15,456,090      2,546,500      24,089,192       4,700     1,752,434
Towne Square                      Chandler, AZ                        0      1,924,710      36,439,239           0       (93,514)
Townhomes of Meadowbrook          Auburn Hills, MI           10,184,661      1,380,000      12,343,234       2,600       125,526
Trails (CO), The                  Aurora, CO                          0      1,217,800       8,525,346         100     1,444,276
Trails (NV), The                  Las Vegas, NV                       0      3,076,200      27,685,764       3,000       996,449
Trails (TX), The                  Arlington, TX                       0        616,700       5,550,590      21,300       721,314
Trails at Briar Forest            Houston, TX                14,458,059      2,380,000      25,108,895           0        28,588
Trails at Dominion Park           Houston, TX                25,484,338      2,529,000      35,693,699       2,800       730,990
Trail's End                       San Antonio, TX                     0        951,300       8,561,640           0        96,510
Trails of Valley Ranch            Irving, TX                          0      2,808,000       7,910,908       1,400       147,242
Trailway Pond I                   Burnsville, MN              4,913,909        476,800       4,291,344       2,484        99,574
Trailway Pond II                  Burnsville, MN             11,365,354      1,104,700       9,942,611       2,588        89,679
Trinity Lakes                     Cordova, TN                        (E)     1,980,000      14,937,161       2,000       249,542
Trowbridge                        Atlanta, GA                         0      2,520,000       9,481,990       1,000        30,048
Turf Club                         Littleton, CO                       0      2,100,000      15,479,404       7,300       333,828
Tyrone Gardens                    Randolph, MA                        0      4,950,000       5,773,893       3,000        44,236
University Park                   Toledo, OH                          0         70,000         834,378           0     1,480,386
Valencia Plantation               Orlando, FL                         0        873,000      12,963,869           0         4,006
Valley Creek I                    Woodbury, MN               12,827,815      1,622,600      14,603,730       4,115       353,919
Valley Creek II                   Woodbury, MN               10,110,100      1,229,500      11,065,355       3,159        74,890
Via Ventura                       Phoenix, AZ                         0      1,476,500      13,288,894      10,100     4,715,757
Villa Encanto                     Phoenix, AZ                         0      2,884,447      22,140,113           0       476,796
Villa Madeira                     Phoenix, AZ                         0      1,580,000      14,219,907       2,100       910,748
Villa Manana                      Phoenix, AZ                         0        951,400       8,562,443       3,900       981,507
Villa Serenas                     Tucson, AZ                  9,210,613      2,424,900      14,418,493       1,800       149,583
Villa Solana                      Laguna Hills, CA                    0      1,663,500      14,971,366       1,600     1,079,407
Village at Lakewood               Phoenix, AZ                        (Q)     3,166,411      13,844,094           0       319,410
Village at Seeley Lake            Tacoma, WA                          0      2,760,400      24,843,439           0       174,558

                                                    Gross Amount Carried                                             Life Used to
                                                       at Close of                                                    Compete
              Description                             Period 12/31/98                                                Depreciation
-------------------------------------------------------------------------------------------------------------------
                                                               Buildings &               Accumulated    Date of     in Latest Income
Apartment Name                Location                Land     Fixtures (A)   Total (B)  Depreciation  Construction  Statement(C)
--------------------------------------------------------------------------------------------------------------------------------
Songbird                      San Antonio, TX      $1,082,500    $10,118,662  $11,201,162  $  910,976      1981       30 Years
Sonnet Cove I                 Lexington, KY           183,407      4,418,755    4,602,162   3,122,166      1972       30 Years
Sonnet Cove II                Lexington, KY           100,000      2,242,165    2,342,165   1,475,001      1974       30 Years
Sonoran                       Phoenix, AZ           2,361,922     32,020,572   34,382,494   1,173,925      1995       30 Years
Sonterra at Foothill Ranch    Orange Cnty, CA       7,503,400     24,086,220   31,589,620     639,167      1997       30 Years
South Creek                   Mesa, AZ              2,671,300     24,602,177   27,273,477   2,285,177    1986-89      30 Years
Southbank                     Mesa, AZ                330,500      3,276,720    3,607,220     660,549      1985       30 Years
Southwood                     Palo Alto, CA         6,936,600     14,403,589   21,340,189     230,864      1985       30 Years
Spicewood Springs             Jacksonville, FL      1,536,000     21,485,741   23,021,741     187,497      1986       30 Years
Spinnaker Cove                Hermitage, TN         1,461,731     13,528,101   14,989,832     806,926      1986       30 Years
Spring Oak                    Richmond, VA          3,803,700      5,567,830    9,371,530           0        (S)      30 Years
Springs Colony                Orlando, FL             640,400      6,455,587    7,095,987   1,228,258      1986       30 Years
Springs of Country Woods      Salt Lake City, UT    3,547,400     32,345,979   35,893,379   1,878,269      1982       30 Years
Steeplechase                  Charlotte, NC         1,111,500     10,445,922   11,557,422      91,036      1986       30 Years
Sterling Point                Denver, CO              935,500      8,516,243    9,451,743     493,541      1979       30 Years
Stoney Creek                  Tacoma, WA            1,215,200     11,013,887   12,229,087     644,241      1990       30 Years
Summer Chase                  Denver, CO            1,709,200     16,390,036   18,099,236   1,488,539      1983       30 Years
Summer Creek                  Plymouth, MN            579,600      3,887,213    4,466,813      64,870      1985       30 Years
Summer Ridge                  Riverside, CA           602,400      5,515,365    6,117,765     514,021      1985       30 Years
Summerset Village             Chatsworth, CA        2,630,700     23,858,737   26,489,437   1,942,692      1985       30 Years
Summerwood                    Hayward, CA           4,866,600      6,990,855   11,857,455     128,908      1982       30 Years
Summit at Lake Union          Seattle, WA           1,424,700     12,971,079   14,395,779     734,696      1995-97    30 Years
Summit Chase                  Coral Springs, FL     1,122,100      4,701,204    5,823,304     317,110      1985       30 Years
Sun Creek                     Glendale, AZ            896,929      7,108,778    8,005,707     274,232      1985       30 Years
Sunny Oak Village             Overland Park, KS     2,247,750     22,020,250   24,268,000   2,228,846      1984       30 Years
Sunrise Springs               Las Vegas, NV           975,300      9,094,496   10,069,796   1,445,279      1989       30 Years
Suntree Village               Oro Valley, AZ        1,571,745     13,254,586   14,826,331     528,183      1986       30 Years
Superstition Vista            Mesa, AZ              2,307,357     28,846,904   31,154,261   1,073,092      1987       30 Years
Surprise Lake Village         Tacoma, WA            1,830,200     16,742,179   18,572,379     992,712      1986       30 Years
Surrey Downs                  Bellevue, WA          3,057,100      7,890,664   10,947,764     140,737      1986       30 Years
Sutton Place                  Dallas, TX            1,358,400     14,518,608   15,877,008   3,050,334      1985       30 Years
Sweetwater Glen               Lawrenceville, GA       500,000     10,694,193   11,194,193      91,284      1986       30 Years
Sycamore Creek                Scottsdale, AZ        3,152,000     19,203,251   22,355,251     838,947      1984       30 Years
Tamarind at Stoneridge        Columbia, SC          1,056,200      9,603,622   10,659,822     448,239      1985       30 Years
Tamarlane                     Portland, ME            690,900      5,203,810    5,894,710     297,714      1986       30 Years
Tanasbourne Terrace           Hillsboro, OR         1,876,700     17,920,042   19,796,742   2,976,124      1986-89    30 Years
Tanglewood (OR)               Portland, OR            763,000      8,349,441    9,112,441   1,573,962      1976       30 Years
Tanglewood (VA)               Manassas, VA          2,108,295     21,511,314   23,619,609   3,148,554      1987       30 Years
Timber Hollow                 Chapel Hill, NC         800,000     11,450,351   12,250,351      96,991      1986       30 Years
Timberwalk                    Jacksonville, FL      1,988,000     13,421,785   15,409,785     115,581      1987       30 Years
Timberwood                    Aurora, CO            1,518,600     14,835,394   16,353,994     272,118      1983       30 Years
Tivoli Lakes Club             Deerfield Beach, FL   1,806,600     16,369,556   18,176,156     731,691      1991       30 Years
Town Center (TX)              Kingwood, TX          1,291,300     11,609,817   12,901,117     822,732      1994       30 Years
Town Centre III & IV          Laurel, MD            2,551,200     25,841,626   28,392,826   3,911,974      1968,1969  30 Years
Towne Square                  Chandler, AZ          1,924,710     36,345,725   38,270,435   1,350,135      1987-1996  30 Years
Townhomes of Meadowbrook      Auburn Hills, MI      1,382,600     12,468,760   13,851,360     269,617      1988       30 Years
Trails (CO), The              Aurora, CO            1,217,900      9,969,622   11,187,522   2,234,382      1986       30 Years
Trails (NV), The              Las Vegas, NV         3,079,200     28,682,213   31,761,413   4,447,219      1988       30 Years
Trails (TX), The              Arlington, TX           638,000      6,271,904    6,909,904   1,169,450      1984       30 Years
Trails at Briar Forest        Houston, TX           2,380,000     25,137,483   27,517,483     214,305      1990       30 Years
Trails at Dominion Park       Houston, TX           2,531,800     36,424,690   38,956,490   2,466,563      1992       30 Years
Trail's End                   San Antonio, TX         951,300      8,658,150    9,609,450     544,248      1983       30 Years
Trails of Valley Ranch        Irving, TX            2,809,400      8,058,150   10,867,550     236,474      1986       30 Years
Trailway Pond I               Burnsville, MN          479,284      4,390,918    4,870,202     167,328      1988       30 Years
Trailway Pond II              Burnsville, MN        1,107,288     10,032,289   11,139,577     383,829      1988       30 Years
Trinity Lakes                 Cordova, TN           1,982,000     15,186,703   17,168,703     679,454      1985       30 Years
Trowbridge                    Atlanta, GA           2,521,000      9,512,038   12,033,038     175,515      1980       30 Years
Turf Club                     Littleton, CO         2,107,300     15,813,232   17,920,532     285,496      1986       30 Years
Tyrone Gardens                Randolph, MA          4,953,000      5,818,130   10,771,130     113,205   1961/1965     30 Years
University Park               Toledo, OH               70,000      2,314,764    2,384,764   1,361,238      1965       30 Years
Valencia Plantation           Orlando, FL             873,000     12,967,875   13,840,875     108,688      1990       30 Years
Valley Creek I                Woodbury, MN          1,626,715     14,957,649   16,584,364     559,948      1989       30 Years
Valley Creek II               Woodbury, MN          1,232,659     11,140,244   12,372,903     424,790      1990       30 Years
Via Ventura                   Phoenix, AZ           1,486,600     18,004,651   19,491,251   3,149,935      1980       30 Years
Villa Encanto                 Phoenix, AZ           2,884,447     22,616,910   25,501,357     848,752      1983       30 Years
Villa Madeira                 Phoenix, AZ           1,582,100     15,130,655   16,712,755   2,565,253      1971       30 Years
Villa Manana                  Phoenix, AZ             955,300      9,543,950   10,499,250   1,694,791    1971-85      30 Years
Villa Serenas                 Tucson, AZ            2,426,700     14,568,076   16,994,776     662,760      1973       30 Years
Villa Solana                  Laguna Hills, CA      1,665,100     16,050,773   17,715,873   2,838,943      1984       30 Years
Village at Lakewood           Phoenix, AZ           3,166,411     14,163,504   17,329,915     538,265      1988       30 Years
Village at Seeley Lake        Tacoma, WA            2,760,400     25,017,997   27,778,397   1,464,619      1990       30 Years

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                   Real Estate and Accumulated Depreciation
                               December 31, 1998

                                                                                                     Cost Capitalized
                                                                                                      Subsequent to
                                                                     Initial Cost to                    Acquisition
Description                                                            Company                     (Improvements, net) (I)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    Building &                         Building &
Apartment Name                 Location            Encumbrances      Land           Fixtures          Land             Fixtures
----------------------------------------------------------------------------------------------------------------------------------
Village at Tanque Verde        Tucson, AZ                     (Q)    $1,434,838        $ 7,143,388      $     0     $  208,513
Village Oaks                   Austin, TX              5,175,576      1,184,400         10,659,432        1,600        430,822
Village of Hampshire           Toledo, OH                      0        151,912          1,320,453           (0)     7,137,172
Village of Newport             Federal Way, WA                 0        414,900          3,733,899        1,400        294,818
Village of Sycamore Ridge      Memphis, TN                     0        621,300          5,591,828        2,600        203,946
Villas at Josey Ranch          Carrollton, TX          6,799,379      1,584,000          7,228,196        3,700         60,634
Villas of Oak Creste           San Antonio, TX                 0        905,800          8,151,738            0        369,057
Vinings at Lake Buena Vista    Orlando, FL            21,170,000      2,800,000         23,859,775            0         30,211
Vinings at Lenox Place         Orlando, FL                     0      4,560,000         34,601,683            0            346
Vinings Club at Metrowest      Orlando, FL                     0      4,110,000         38,552,886            0         16,240
Viridian Lake                  Fort Myers, FL                  0        960,000         18,005,760            0          2,849
Vista Del Lago                 Mission Viejo, CA      31,504,979      4,524,400         41,357,681        1,400      1,371,543
Vista Grove                    Mesa, AZ                        0      1,341,796         12,137,222            0              0
Vista Pointe                   Irving, TX                      0      2,079,000         17,012,647        1,800         73,454
Walden Wood                    Southfield, MI          5,804,346        833,300          7,499,662        1,400      1,240,947
Walker's Mark                  Dallas, TX                      0        984,000          6,021,752          800         47,982
Warwick Station                Denver, CO              9,968,000      2,281,900         20,537,450          100        129,254
Waterford                      San Antonio, TX                 0        457,000          4,112,840            0         42,475
Waterford (Jax)                Jacksonville, FL                0      3,024,000         23,967,147            0        184,412
Waterford at Deerwood          Jacksonville, FL       10,621,531      1,736,000         10,803,663            0         10,773
Waterford at Orange Park       Orange Park, FL         9,540,000      1,960,000         12,300,406            0         87,402
Waterford at Regency           Jacksonville, FL        7,100,630      1,113,000          5,284,699            0         37,557
Waterford at the Lakes         Kent, WA                        0      3,100,200         16,343,191            0        120,920
Waterford Place (TN)           Nashville, TN                   0        900,000         12,154,387            0          6,410
Waterford Village (Broward)    Delray Beach, FL                0      1,888,000         15,496,595            0         99,705
Watermark Square               Portland, OR            8,334,615      1,580,000         14,239,426          500        363,214
Waterstone Place               Seattle, WA                     0      2,950,900         26,558,353       13,100      2,724,349
Welleby Lake Club              Sunrise, FL                     0      3,648,000         17,726,342            0         16,165
Wellington (WA)                Silverdale, WA          8,171,488      1,097,300          9,876,034        2,000        509,181
Wellington Hill                Manchester, NH                 (T)     1,872,500         16,852,955       17,700      1,966,145
Westridge                      Tacoma, WA                      0      3,501,900         31,517,540            0        297,973
Westwood Pines                 Tamarac, FL                     0      1,526,200         13,735,152        2,400        148,373
Whispering Oaks                Walnut Creek, CA       11,191,482      2,167,300         19,505,628        3,500        889,988
White Bear Woods               White Bear Lake, MN    14,184,170      1,621,300         14,591,904        3,441        213,842
Wilde Lake                     Richmond, VA            4,440,000        934,600          8,411,613       12,600        293,064
Willow Brook (NC)              Durham, NC                      0      1,408,000          7,105,081        1,500        144,764
Willow Trail                   Norcross, GA                    0      1,120,000         11,662,382            0          2,393
Willowick                      Aurora, CO                      0        500,000          4,122,331        6,900        105,108
Willows (TN)                   Knoxville, TN           8,007,915      1,100,000          9,906,909        1,300        130,198
Wimberly                       Dallas, TX                      0      2,232,000         27,992,123            0          8,615
Wimbledon Oaks                 Arlington, TX           7,505,424      1,488,000          8,815,023        3,700         52,736
Windemere                      Mesa, AZ                6,134,479        949,000          8,653,152          300        328,801
Windmill                       Colorado Springs, CO            0        395,544          4,953,156          100        612,003
Windridge (CA)                 Laguna Niguel, CA              (O)     2,660,800         23,947,096        2,100        726,174
Windridge (GA)                 Dunwoody, GA                    0      1,224,000         14,002,428            0         13,671
Winterwood                     Charlotte, NC          11,939,752      1,720,100         15,481,455        1,900      1,409,783
Wood Creek (CA)                Pleasant Hill, CA               0      9,728,000         22,992,918        1,900        207,145
Wood Crest Villa               Westland, MI                    0        925,900          8,333,827        7,922        632,764
Wood Forest                    Daytona Beach, FL       6,147,044      1,008,000          5,028,880            0          2,997
Wood Lane Place                Woodbury, MN           14,014,000      2,003,300         18,029,538        5,847        335,393
Woodbridge (N)                 Cary, NC                4,745,414      1,981,900         17,839,380          100        330,735
Woodcreek                      Beaverton, OR          11,119,787      1,753,700         15,783,764        2,100      1,579,346
Woodlake (WA)                  Kirkland, WA           11,800,000      6,624,000         16,427,124        7,400        417,295
Woodlake at Killearn           Tallahassee, FL                 0      1,404,300         12,638,426        3,855      1,033,554
Woodland Hills                 Decatur, GA                     0      1,223,900         11,017,542          700        427,622
Woodland Meadows               Ann Arbor, MI                   0      2,003,600         18,032,640        2,400        202,265
Woodland Oaks                  Tulsa, OK                       0        893,100          8,038,166            0        155,808
Woodlands of Brookfield        Brookfield, WI                 (R)     1,480,000         13,986,442        4,600        101,275
Woodlands of Minnetonka        Minnetonka, MN                  0      2,392,500         13,557,500        2,000        225,210
Woodleaf                       Campbell, CA           11,700,000      8,544,000         16,944,339        6,600        109,858
Woodmoor                       Austin, TX                      0        649,300          5,843,200        4,500      1,105,805
Woodridge (CO)                 Aurora, CO                      0      2,774,000         20,974,636        6,700        190,065
Woodridge (MN)                 Eagan, MN               7,784,303      1,600,000         10,408,740        2,300         86,126
Woods of North Bend            Raleigh, NC                     0      1,039,000          9,350,616          500        907,431
Woodscape                      Raleigh, NC                     0        956,000          8,603,550        1,300        225,871
Woodside                       Lorton, VA                      0      1,308,100         12,503,220       17,900        381,594
Wynbrook                       Atlanta, GA                     0      2,544,000         10,993,900        2,500        102,267
Wyndridge 2                    Memphis, TN            14,135,000      1,486,000         13,586,157        2,000        537,255
Wyndridge 3                    Memphis, TN            10,855,000      1,500,000         13,505,510        2,500        309,751
Yarmouth Woods                 Yarmouth, ME                    0        690,000          6,076,673        2,800         92,869
Yorktowne at Olde Mill         Millersville, MD                0        216,000          1,330,710            0      4,781,195

                                                       Gross Amount Carried
                                                           at Close of                                               Life Used to
Description                                              Period 12/31/98                                                Compute
------------------------------------------------------------------------------------------------------------------- Depreciation in
                                                                  Building &               Accumulated   Date of      Latest Income
Apartment Name                 Location              Land        Fixtures (A)  Total (B)   Depreciation  Construction Statement (C)
------------------------------------------------------------------------------------------------------------------------------------
Village at Tanque Verde        Tucson, AZ           $1,434,838  $ 7,351,900    $ 8,786,738  $  298,882    1984-1994     30 Years
Village Oaks                   Austin, TX            1,186,000   11,090,254     12,276,254     906,277      1984        30 Years
Village of Hampshire           Toledo, OH              151,912    8,457,625      8,609,537   3,339,648      1950        30 Years
Village of Newport             Federal Way, WA         416,300    4,028,717      4,445,017     686,113      1987        30 Years
Village of Sycamore Ridge      Memphis, TN             623,900    5,795,774      6,419,674     264,662      1977        30 Years
Villas at Josey Ranch          Carrollton, TX        1,587,700    7,288,830      8,876,530     132,840      1986        30 Years
Villas of Oak Creste           San Antonio, TX         905,800    8,520,795      9,426,595     522,350      1979        30 Years
Vinings at Lake Buena Vista    Orlando, FL           2,800,000   23,889,986     26,689,986     201,584      1988        30 Years
Vinings at Lenox Place         Orlando, FL           4,560,000   34,602,030     39,162,030     287,651      1998        30 Years
Vinings Club at Metrowest      Orlando, FL           4,110,000   38,569,125     42,679,125     316,570      1997        30 Years
Viridian Lake                  Fort Myers, FL          960,000   18,008,609     18,968,609     153,055      1991        30 Years
Vista Del Lago                 Mission Viejo, CA     4,525,800   42,729,224     47,255,024   7,568,800     1986-88      30 Years
Vista Grove                    Mesa, AZ              1,341,796   12,137,222     13,479,018     275,076    1997-1998     30 Years
Vista Pointe                   Irving, TX            2,080,800   17,086,101     19,166,901     444,549      1996        30 Years
Walden Wood                    Southfield, MI          834,700    8,740,609      9,575,309   1,700,255      1972        30 Years
Walker's Mark                  Dallas, TX              984,800    6,069,734      7,054,534     117,747      1982        30 Years
Warwick Station                Denver, CO            2,282,000   20,666,704     22,948,704   1,188,568      1986        30 Years
Waterford                      San Antonio, TX         457,000    4,155,316      4,612,316     256,882      1983        30 Years
Waterford (Jax)                Jacksonville, FL      3,024,000   24,151,559     27,175,559     203,652      1988        30 Years
Waterford at Deerwood          Jacksonville, FL      1,736,000   10,814,436     12,550,436      93,896      1985        30 Years
Waterford at Orange Park       Orange Park, FL       1,960,000   12,387,808     14,347,808     107,338      1986        30 Years
Waterford at Regency           Jacksonville, FL      1,113,000    5,322,256      6,435,256      47,349      1985        30 Years
Waterford at the Lakes         Kent, WA              3,100,200   16,464,110     19,564,310   1,084,618      1990        30 Years
Waterford Place (TN)           Nashville, TN           900,000   12,160,797     13,060,797     101,823      1994        30 Years
Waterford Village (Broward)    Delray Beach, FL      1,888,000   15,596,300     17,484,300     129,996      1989        30 Years
Watermark Square               Portland, OR          1,580,500   14,602,640     16,183,140     991,463      1990        30 Years
Waterstone Place               Seattle, WA           2,964,000   29,282,702     32,246,702   5,757,244      1990        30 Years
Welleby Lake Club              Sunrise, FL           3,648,000   17,742,507     21,390,507     149,861      1991        30 Years
Wellington (WA)                Silverdale, WA        1,099,300   10,385,215     11,484,515   1,470,639      1990        30 Years
Wellington Hill                Manchester, NH        1,890,200   18,819,100     20,709,300   3,328,126      1987        30 Years
Westridge                      Tacoma, WA            3,501,900   31,815,513     35,317,413   1,884,733    1987/1991     30 Years
Westwood Pines                 Tamarac, FL           1,528,600   13,883,525     15,412,125     528,020      1991        30 Years
Whispering Oaks                Walnut Creek, CA      2,170,800   20,395,615     22,566,415   1,576,700      1974        30 Years
White Bear Woods               White Bear Lake, MN   1,624,741   14,805,746     16,430,487     557,703      1989        30 Years
Wilde Lake                     Richmond, VA            947,200    8,704,677      9,651,877     668,750      1989        30 Years
Willow Brook (NC)              Durham, NC            1,409,500    7,249,846      8,659,346     445,201      1986        30 Years
Willow Trail                   Norcross, GA          1,120,000   11,664,775     12,784,775      99,720      1985        30 Years
Willowick                      Aurora, CO              506,900    4,227,439      4,734,339      77,835      1980        30 Years
Willows (TN)                   Knoxville, TN         1,101,300   10,037,107     11,138,407     623,349    1987-1988     30 Years
Wimberly                       Dallas, TX            2,232,000   28,000,738     30,232,738     232,852      1996        30 Years
Wimbledon Oaks                 Arlington, TX         1,491,700    8,867,759     10,359,459     162,112      1985        30 Years
Windemere                      Mesa, AZ                949,300    8,981,952      9,931,252     497,073      1986        30 Years
Windmill                       Colorado Springs, CO    395,644    5,565,159      5,960,803   1,427,951      1985        30 Years
Windridge (CA)                 Laguna Niguel, CA     2,662,900   24,673,270     27,336,170   3,660,971      1989        30 Years
Windridge (GA)                 Dunwoody, GA          1,224,000   14,016,099     15,240,099     119,832      1982        30 Years
Winterwood                     Charlotte, NC         1,722,000   16,891,238     18,613,238   3,176,053      1986        30 Years
Wood Creek (CA)                Pleasant Hill, CA     9,729,900   23,200,063     32,929,963   1,265,382      1987        30 Years
Wood Crest Villa               Westland, MI            933,822    8,966,591      9,900,413     409,776      1970        30 Years
Wood Forest                    Daytona Beach, FL     1,008,000    5,031,877      6,039,877      44,752      1985        30 Years
Wood Lane Place                Woodbury, MN          2,009,147   18,364,931     20,374,077     684,847      1989        30 Years
Woodbridge (N)                 Cary, NC              1,982,000   18,170,115     20,152,115   1,931,990     1993-95      30 Years
Woodcreek                      Beaverton, OR         1,755,800   17,363,110     19,118,910   3,041,111     1982-84      30 Years
Woodlake (WA)                  Kirkland, WA          6,631,400   16,844,420     23,475,820     303,913      1984        30 Years
Woodlake at Killearn           Tallahassee, FL       1,408,155   13,671,980     15,080,135   2,517,124      1986        30 Years
Woodland Hills                 Decatur, GA           1,224,600   11,445,164     12,669,764   1,169,015      1985        30 Years
Woodland Meadows               Ann Arbor, MI         2,006,000   18,234,905     20,240,905     811,464    1987-1989     30 Years
Woodland Oaks                  Tulsa, OK               893,100    8,193,975      9,087,075     502,272      1983        30 Years
Woodlands of Brookfield        Brookfield, WI        1,484,600   14,087,717     15,572,317     217,174      1990        30 Years
Woodlands of Minnetonka        Minnetonka, MN        2,394,500   13,782,710     16,177,210     515,997      1988        30 Years
Woodleaf                       Campbell, CA          8,550,600   17,054,197     25,604,797     297,985      1984        30 Years
Woodmoor                       Austin, TX              653,800    6,949,005      7,602,805   1,354,595      1981        30 Years
Woodridge (CO)                 Aurora, CO            2,780,700   21,164,701     23,945,401     383,078     1980-82      30 Years
Woodridge (MN)                 Eagan, MN             1,602,300   10,494,865     12,097,165     228,166      1986        30 Years
Woods of North Bend            Raleigh, NC           1,039,500   10,258,047     11,297,547   1,341,487      1983        30 Years
Woodscape                      Raleigh, NC             957,300    8,829,421      9,786,721     734,106      1979        30 Years
Woodside                       Lorton, VA            1,326,000   12,884,814     14,210,814   1,885,850      1987        30 Years
Wynbrook                       Atlanta, GA           2,546,500   11,096,167     13,642,667     224,163    1972/1976     30 Years
Wyndridge 2                    Memphis, TN           1,488,000   14,123,412     15,611,412     835,702      1988        30 Years
Wyndridge 3                    Memphis, TN           1,502,500   13,815,261     15,317,761     842,170      1988        30 Years
Yarmouth Woods                 Yarmouth, ME            692,800    6,169,541      6,862,341     189,251    1971/1978     30 Years
Yorktowne at Olde Mill         Millersville, MD        216,000    6,111,905      6,327,905   4,292,629      1974        30 Years

                    EQUITY RESIDENTIAL PROPERTIES TRUST
                   Real Estate and Accumulated Depreciation
                               December 31, 1998

                                                                                                        Initial Cost to
                                Description                                                                 Company
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Building &
Apartment Name                                   Location                    Encumbrances          Land          Fixtures
---------------------------------------------------------------------------------------------------------------------------------
Yuma Court                                       Colorado Springs, CO       $            0     $      113,163    $      836,429
Miscellaneous                                                                            0          3,100,100         5,557,176
Operating Partnership                            Chicago, IL                             0                  0            88,566
Management Business                              Chicago, IL                             0                  0         3,442,962
                                                                           ---------------    ---------------   ---------------

Total Investment in Real Estate                                             $1,765,973,005     $1,322,723,071    $9,256,895,218
                                                                           ===============    ===============   ===============


Real Estate Held For Disposition
Fox Run (AR)                                     Little Rock, AR            $            0     $      422,014    $    4,053,552
Greenwood Forest                                 Little Rock, AR                         0            559,038         1,736,549
Walnut Ridge                                     Little Rock, AR                         0            196,079         2,424,631
Williamsburg                                     Little Rock, AR                         0            315,000         1,745,958
Hawthorne                                        Phoenix, AZ                             0          2,697,050        15,669,963
                                                                           ---------------    ---------------   ---------------
Total Real Estate Held For Disposition                                      $            0     $    4,189,181    $   25,630,653
                                                                           ===============    ===============   ===============


Total Real Estate                                                           $1,765,973,005     $1,326,912,252    $9,282,525,871
                                                                           ===============    ===============   ===============

                                                                     Cost Capitalized
                                                                      Subsequent to                      Gross Amount Carried
                                                                       Acquisition                           at Close of
                                                                   (Improvements, net) (I)                   Period 12/31/98
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Building &                          Building &
Apartment Name                           Location                   Land          Fixtures             Land         Fixtures (A)
----------------------------------------------------------------------------------------------------------------------------------
Yuma Court                               Colorado Springs, CO   $      100     $    138,674     $      113,263    $      975,103
Miscellaneous                                                            0        1,290,355          3,100,100         6,847,530
Operating Partnership                    Chicago, IL                     0                0                  0            88,566
Management Business                      Chicago, IL                 1,000       25,801,308              1,000        29,244,270
                                                                ----------     ------------     --------------    --------------

Total Investment in Real Estate                                 $3,424,616     $359,020,229     $1,326,147,687    $9,615,915,445
                                                                ==========     ============     ==============    ==============


Real Estate Held For Disposition
Fox Run (AR)                             Little Rock, AR        $        0     $  4,997,960     $      422,014    $    9,051,512
Greenwood Forest                         Little Rock, AR                 0        2,794,166            559,038         4,530,715
Walnut Ridge                             Little Rock, AR                 0        3,155,217            196,079         5,579,848
Williamsburg                             Little Rock, AR                 0        3,449,424            315,000         5,195,382
Hawthorne                                Phoenix, AZ                     0          (18,590)         2,697,050        15,651,373
                                                                ----------     ------------     --------------    --------------
Total Real Estate Held For Disposition                          $        0     $ 14,378,177     $    4,189,181    $   40,008,830
                                                                ==========     ============     ==============    ==============


Total Real Estate                                               $3,424,617     $373,398,406     $1,330,336,868    $9,655,924,276
                                                                ==========     ============     ==============    ==============

                                                                                                                   Life Used to
                                                                                                                      Compute
                                                                                                                  Depreciation in
------------------------------------------------------------------------------------------------------------------
                                                                                      Accumulated       Date of     Latest Income
Apartment Name                         Location                     Total (B)         Depreciation    Construction   Statement (C)
---------------------------------------------------------------------------------------------------------------------------------
Yuma Court                             Colorado Springs, CO     $     1,088,366       $    215,244        1985        30 Years
Miscellaneous                                                         9,947,630             58,968
Operating Partnership                  Chicago, IL                       88,566             55,470         (H)
Management Business                    Chicago, IL                   29,245,270         13,786,394         (G)
                                                               ----------------      -------------

Total Investment in Real Estate                                 $10,942,063,132       $718,491,400
                                                               ================      =============


Real Estate Held For Disposition
Fox Run (AR)                           Little Rock, AR          $     9,473,526       $  5,252,326         1974       30 Years
Greenwood Forest                       Little Rock, AR                5,089,753          2,628,938         1975       30 Years
Walnut Ridge                           Little Rock, AR                5,775,928          3,109,736         1975       30 Years
Williamsburg                           Little Rock, AR                5,510,382          2,736,573         1974       30 Years
Hawthorne                              Phoenix, AZ                   18,348,423            584,198         1996       30 Years
                                                               ----------------      -------------
Total Real Estate Held For Disposition                          $    44,198,012       $ 14,311,771
                                                               ================      =============


Total Real Estate                                               $10,986,261,144       $732,803,171
                                                               ================      =============

                                 SCHEDULE III

                      EQUITY RESIDENTIAL PROPERTIES TRUST

                   Real Estate and Accumulated Depreciation

                               December 31, 1998


NOTES:
(A) The balance of furniture & fixtures included in the total investment in real estate amount was $333,358,567 as of December 31, 1998.

     The balance of furniture & fixtures included in the total real estate held for disposition amount was $4,388,863 as of December 31, 1998.

(B) The aggregate cost for Federal Income Tax purposes as of December 31, 1998 was approximately $9.1 billion.

(C)  The life to compute depreciation for furniture & fixtures is 5 to 7 years.

(D)  These two properties are encumbered by $14,700,888 in bonds.

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

(J)  Combined with Cedar Cove

(K)  Formerly known as Oxford & Sussex

(L)  Formerly known as Post Place

(M)  Formerly known as The Vinings at Coral Springs

(N)  Formerly known as The Plantations (NC)

(O) These five properties are pledged as additional collateral in connection with the tax-exempt bond refinancing of $176,375,000.

(P)  These 21 properties are encumbered by $132,936,821 in bonds.

(Q)  These 5 properties are encumbered by a $49,525,506 note payable.

(R)  These 5 properties are encumbered by $50,000,000 of mortgage debt.

(S) These properties are currently under development and will be completed subsequent to December 31, 1998.

(T)  These ten properties are encumbered by $176,375,000 in bonds.

(U) Includes Port Royale I, Port Royale II and Port Royale III. Port Royale III is encumbered by a third party mortgage.

* Four Lakes was constructed in phases between 1968 & 1988.

(#) The Lodge-Texas was struck by a tornado that destroyed most of the property.
    The property was reconstructed during 1989 & 1990.

(x) Pines of Springdale was constructed in phases between 1985 & 1987.

                                 SCHEDULE III

                      EQUITY RESIDENTIAL PROPERTIES TRUST
             REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                            (AMOUNTS IN THOUSANDS)


The changes in total real estate for the years ended December 31, 1998, 1997, and 1996 are as follows:

                                                              1998                      1997                       1996
                                                       -------------------       --------------------       --------------------
Balance, beginning of year                                     $7,121,435                $ 2,983,510                $ 2,188,939
   Acquisitions                                                 3,927,768                  4,112,126                    789,056
   Improvements                                                   102,020                     60,043                     33,001
   Write-off of fully depreciated assets
       which are no longer in service                                 (25)                      (930)                       (20)
   Dispositions and other                                        (164,937)                   (33,314)                   (27,466)
                                                       ===================       ====================       ====================
Balance, end of year                                          $10,986,261                $ 7,121,435                $ 2,983,510
                                                       ===================       ====================       ====================

The changes in accumulated depreciation for the years ended December 31, 1998, 1997, and 1996 are as follows:

                                                               1998                      1997                       1996
                                                       -------------------       --------------------       --------------------
Balance, beginning of year                                      $ 444,762                  $ 301,512                  $ 218,339
   Depreciation                                                   301,869                    156,644                     93,253
   Write-off of fully depreciated assets
       which are no longer in service                                 (25)                      (930)                       (20)
   Dispositions and other                                         (13,803)                   (12,464)                   (10,060)
                                                       ===================       ====================       ====================
Balance, end of year                                            $ 732,803                  $ 444,762                  $ 301,512
                                                       ===================       ====================       ====================