Form 10-Q
period 1999-03-31
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 1999-05-13
CIK 906107

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

AT MAY 10, 1999, 119,565,664 OF THE REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST WERE OUTSTANDING.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS

                 (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                   MARCH 31, 1999     DECEMBER 31, 1998
                                                                                 -----------------   -------------------
ASSETS
Investment in real estate
  Land                                                                              $   1,351,360     $   1,326,148
  Depreciable property                                                                  9,647,811         9,519,579
  Construction in progress                                                                 83,111            96,336
                                                                                    -------------     -------------
                                                                                       11,082,282        10,942,063
  Accumulated depreciation                                                               (814,330)         (718,491)
                                                                                    -------------     -------------
                                                                                    -------------     -------------
Investment in real estate, net of accumulated depreciation                             10,267,952        10,223,572

Real estate held for disposition                                                             --              29,886

Cash and cash equivalents                                                                  10,738             3,965
Investment in mortgage notes, net                                                          86,913            88,041
Rents receivable                                                                            1,765             4,758
Deposits - restricted                                                                      48,276            69,339
Escrow deposits - mortgage                                                                 66,737            68,725
Deferred financing costs, net                                                              26,363            27,569
Other assets                                                                              193,217           184,405
                                                                                    -------------     -------------
       TOTAL ASSETS                                                                  $ 10,701,961      $ 10,700,260
                                                                                    -------------     -------------
                                                                                    -------------     -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

  Mortgage notes payable                                                             $  2,353,479      $  2,341,011
  Notes, net                                                                            2,049,183         2,049,516
  Lines of credit                                                                         165,000           290,000

  Accounts payable and accrued expenses                                                    88,299           100,926
  Accrued interest payable                                                                 60,685            46,176
  Rents received in advance and other liabilities                                          64,240            54,616
  Security deposits                                                                        37,013            37,439
  Distributions payable                                                                   112,306            18,755
                                                                                    -------------     -------------
       TOTAL LIABILITIES                                                                4,930,205         4,938,439
                                                                                    -------------     -------------
COMMITMENTS AND CONTINGENCIES
Minority Interests                                                                        434,399           431,374
                                                                                    -------------     -------------
Shareholders' equity:

   Preferred Shares of beneficial interest, $.01 par value; 100,000,000 shares authorized; 29,091,555 shares issued and outstanding as of March 31, 1999
       and 29,097,951 shares issued and outstanding as of December 31, 1998         $   1,410,414     $   1,410,574
   Common Shares of beneficial interest, $.01 par value;
       350,000,000 shares authorized; 119,299,232 shares issued
       and outstanding as of March 31, 1999 and 118,230,009
       shares issued and outstanding as of December 31, 1998                                1,193             1,182
   Paid in capital                                                                      4,196,538         4,169,102
   Employee notes                                                                          (4,826)           (4,873)
   Distributions in excess of accumulated earnings                                       (265,962)         (245,538)
                                                                                    -------------     -------------
       Total shareholders' equity                                                       5,337,357         5,330,447
                                                                                    -------------     -------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $  10,701,961     $  10,700,260
                                                                                    -------------     -------------
                                                                                    -------------     -------------


                             SEE ACCOMPANYING NOTES

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                 QUARTER ENDED MARCH 31,
                                                                          -------------------------------------
                                                                               1999                 1998
                                                                          -------------------------------------
REVENUES
  Rental income                                                           $      406,062      $        277,226
  Fee and asset management                                                         1,234                 1,360
  Interest income - investment in mortgage notes                                   2,895                 4,931
  Interest and other income                                                        6,046                 2,824
                                                                          ---------------     -----------------
        Total revenues                                                           416,237               286,341
                                                                          ---------------     -----------------

EXPENSES

    Property and maintenance                                                      97,047                66,713
    Real estate taxes and insurance                                               42,048                27,443
    Property management                                                           14,201                11,579
    Fee and asset management                                                         867                 1,052
    Depreciation                                                                  96,901                64,390

    Interest:
         Expense incurred                                                         79,197                50,254
         Amortization of deferred financing costs                                    845                   624
    General and administrative                                                     5,867                 4,880
                                                                          ---------------     -----------------
        Total expenses                                                           336,973               226,935
                                                                          ---------------     -----------------
Income before gain on disposition of properties, net
     and allocation to Minority Interests                                         79,264                59,406
Gain on disposition of properties, net                                            21,416                 1,869
                                                                          ---------------     -----------------

Income before allocation to Minority Interests                                   100,680                61,275
Income allocated to Minority Interests                                           (7,126)               (3,688)
                                                                          ---------------     -----------------

Net income                                                                        93,554                57,587
Preferred distributions                                                         (29,377)              (21,692)
                                                                          ---------------     -----------------
Net income available to Common Shares                                     $       64,177      $         35,895
                                                                          ---------------     -----------------
                                                                          ---------------     -----------------
Weighted average Common Shares outstanding                                       118,956                93,361
                                                                          ---------------     -----------------
                                                                          ---------------     -----------------
Distributions declared per Common Share outstanding                        $        0.71       $          0.67
                                                                          ---------------     -----------------
                                                                          ---------------     -----------------
Net income per weighted average Common Share outstanding                   $        0.54       $          0.38
                                                                          ---------------     -----------------
                                                                          ---------------     -----------------

Net income per weighted average Common Share
     outstanding - assuming dilution                                       $        0.54       $          0.38
                                                                          ---------------     -----------------
                                                                          ---------------     -----------------

                             SEE ACCOMPANYING NOTES
                                       3

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     QUARTER ENDED MARCH 31,
                                                                                    ------------------------
                                                                                        1999          1998
                                                                                    ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                    $   93,554      $ 57,587
                                                                                    ----------      --------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Income allocated to Minority Interests                                              7,126         3,688
     Depreciation                                                                       96,901        64,390
     Amortization of deferred financing costs                                              845           624
     Amortization of discounts and premiums on debt                                       (608)         (524)
     Amortization of treasury locks and options on debt                                    257           398
     Interest capitalized to real estate developments                                     (609)         --
     Gain on disposition of properties, net                                            (21,416)       (1,869)
CHANGES IN ASSETS AND LIABILITIES:
        Decrease (increase) in rents receivable                                          2,661          (496)
        (Increase) decrease in deposits - restricted                                    (3,465)          357
        Decrease (increase) in other assets                                              4,362        (2,093)
        (Decrease) in accounts payable and accrued expenses                            (12,627)         (912)
        Increase in accrued interest payable                                            14,509         7,466
        (Decrease) increase in security deposits                                          (531)        1,518
        Increase in rents received in advance and other liabilities                     12,687         3,600
                                                                                      --------      --------
     Net cash provided by operating activities                                         193,646       133,734
                                                                                      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate, net                                                      (107,058)     (142,203)
  Improvements to real estate                                                          (24,922)      (14,091)
  Additions to non-real estate property                                                 (2,450)       (2,385)
  Proceeds from disposition of real estate, net                                         75,997        16,665
  Purchase of management contract rights                                                  (285)         (119)
  Decrease (increase) in mortgage deposits                                               1,864          (450)
  Decrease (increase) in deposits on real estate acquisitions, net                      24,527        (3,628)
  Decrease in investment in mortgage notes                                               1,128           531
  Investment in limited partnerships                                                   (15,847)      (11,094)
  Costs related to Mergers                                                              (2,612)         (987)
  Other investing activities                                                              (355)           20
                                                                                      --------      --------
     Net cash (used for) investing activities                                          (50,013)     (157,741)
                                                                                      --------      --------

                             SEE ACCOMPANYING NOTES
                                       4

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          QUARTER ENDED MARCH 31,
                                                                   ------------------------------------
                                                                        1999                    1998
                                                                   ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of Common Shares                                   2,197                 356,829
  Proceeds from exercise of options                                    15,374                   1,568
  Payment of offering costs                                              (182)                (10,013)
  Distributions to Common Share and Preferred Share owners            (29,448)                (23,235)
  Distributions to Minority Interests                                    (316)                   (312)
  Principal receipts on employee notes                                     47                     158
  Principal receipts on pledged notes receivable                        4,681                    --
  Proceeds from lines of credit                                       298,000                    --
  Repayments on lines of credit                                      (423,000)               (235,000)
  Principal payments on mortgage notes payable                         (4,161)                (20,542)
  Loan and bond acquisition costs                                         (52)                 (1,166)
                                                                    ---------               ---------
     Net cash (used for) provided by financing activities            (136,860)                 68,287
                                                                    ---------               ---------
Net increase in cash and cash equivalents                               6,773                  44,280
Cash and cash equivalents, beginning of period                          3,965                  33,295
                                                                    ---------               ---------
Cash and cash equivalents, end of period                              $10,738                 $77,575
                                                                    ---------               ---------
                                                                    ---------               ---------
SUPPLEMENTAL INFORMATION:

Cash paid during the period for interest                              $65,297                 $42,788
                                                                    ---------               ---------
                                                                    ---------               ---------
Mortgage loans assumed and/or entered into through acquisitions
of real estate                                                        $16,903                 $93,617
                                                                    ---------               ---------
                                                                    ---------               ---------
Real estate contributed in exchange for OP Units, net                  $8,929                     $50
                                                                    ---------               ---------
                                                                    ---------               ---------



                             SEE ACCOMPANYING NOTES
                                       5

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


DEFINITION OF SPECIAL TERMS:

Capitalized terms used but not defined in this Quarterly Report on Form 10-Q are as defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 ("Form 10-K").

1.       BUSINESS

         As used herein, the term "Company" means Equity Residential Properties Trust ("EQR") and its subsidiaries as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger"), Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger") and Merry Land & Investment Company, Inc. ("MRY") (the "MRY Merger"). The Company is engaged in the acquisition, ownership and operation of multifamily properties and is a self-administered and self-managed equity real estate investment trust ("REIT"). As of March 31, 1999, the Company controlled a portfolio of 654 multifamily properties (individually a "Property" and collectively the "Properties"). The Company's interest in six of these Properties at the time of acquisition thereof consisted solely of ownership of debt collateralized by such Properties. The Company also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties and an investment in six joint ventures consisting of six properties (collectively, the "Additional Properties").

2.       BASIS OF PRESENTATION

         The balance sheet and statements of operations and cash flows as of and for the quarter ended March 31, 1999 represent the consolidated financial information of the Company and its subsidiaries.

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

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3.       SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

         During the first quarter of 1999, the Company issued 8,543 Common Shares pursuant to the Share Purchase - DRIP Plan and received net proceeds of approximately $349,986.

         In February 1999, the Company issued 53,488 Common Shares pursuant to the Employee Share Purchase Plan, at a price of $34.37 per share, and received net proceeds of approximately $1.8 million.

         The following table presents the changes in the Company's issued and outstanding Common Shares for the quarter ended March 31, 1999:

--------------------------------------------------------------------------- ------------------
    Balance at January 1, 1999                                                    118,230,009
--------------------------------------------------------------------------- ------------------
    Common Shares issued through Share Purchase - DRIP Plan                             8,543
    Common Shares issued through Dividend Reinvestment - DRIP Plan                        201
    Common Shares issued through Employee Share Purchase Plan                          53,488
    Common Shares issued through conversion of Series H Preferred Shares                4,627
    Conversion of OP Units into Common Shares                                         233,792
    Common Shares issued through restricted share awards                              309,091
    Common Shares issued through exercise of options                                  429,221
    Common Shares issued through 401(k) Plan                                           30,260
--------------------------------------------------------------------------- ------------------
    Balance at March 31, 1999                                                     119,229,232
--------------------------------------------------------------------------- ------------------
                                                                            ------------------

         Assuming conversion of all OP Units and Junior Convertible Preference Units into Common Shares, total Common Shares outstanding at March 31, 1999 would have been 132,534,211.

         The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest are collectively referred to as the "Minority Interests". As of March 31, 1999, the Minority Interests held 13,234,979 OP Units, which included the OP Unit equivalent of 98,626 for the Junior Convertible Preference Units that were outstanding at March 31, 1999. As a result, the Minority Interests had a 9.99% interest in the Operating Partnership at March 31, 1999.

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

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         The following table presents the Company's issued and outstanding Preferred Shares as of March 31, 1999 and December 31, 1998:

       --------------------------------------------------------------------- -- -------------- -- ---------------
                                                                                   MARCH 31,         DECEMBER 31,
                                                                                     1999                1998
       --------------------------------------------------------------------- -----------------  -----------------
       Preferred Shares of beneficial interest, $.01 par value; 100,000,000 shares authorized:
           9 3/8% Series A Cumulative Redeemable Preferred                   $       153,000    $     153,000
            $25 per share, 6,120,000 shares issued and outstanding
            at March 31, 1999 and December 31, 1998

           9 1/8% Series B Cumulative Redeemable Preferred                           125,000          125,000
            $250 per share, 500,000 shares issued and outstanding
            at March 31, 1999 and December 31, 1998

           9 1/8% Series C Cumulative Redeemable Preferred                           115,000          115,000
            $250 per share, 460,000 shares issued and outstanding
            at March 31, 1999 and December 31, 1998

           8.60% Series D Cumulative Redeemable Preferred                            175,000          175,000
            $250 per share, 700,000 shares issued and outstanding
            at March 31, 1999 and December 31, 1998

           Series E Cumulative Convertible Preferred                                  99,925           99,925
            $25 per share, 3,997,000 shares issued and outstanding at March
            31, 1999 and December 31, 1998

           9.65% Series F Cumulative Redeemable Preferred                             57,500           57,500
            $25 per share, 2,300,000 shares issued and outstanding
            at March 31, 1999 and December 31, 1998

           7 1/4% Series G Convertible Cumulative Preferred                          316,250          316,250
            $250 per share, 1,265,000 shares issued and outstanding
            at March 31, 1999 and December 31, 1998

           7.00% Series H Cumulative Convertible Preferred                             3,754            3,914
            $25 per share, 150,155 and 156,551 shares issued and
            outstanding at March 31, 1999 and December 31,
            1998, respectively

           8.82% Series I Cumulative Convertible Preferred                           100,000          100,000
            $25 per share, 4,000,000 shares issued and outstanding
            at March 31, 1999 and December 31, 1998

           8.60% Series J Cumulative Convertible Preferred                           114,985          114,985
            $25 per share, 4,599,400 shares issued and outstanding
            at March 31, 1999 and December 31, 1998

           8.29% Series K Cumulative Redeemable Preferred                             50,000           50,000
            $50 per share, 1,000,000 shares issued and outstanding
            at March 31, 1999 and December 31, 1998

           7.625% Series L Cumulative Redeemable Preferred                           100,000          100,000
            $25 per share, 4,000,000 shares issued and outstanding
            at March 31, 1999 and December 31, 1998

       -------------------------------------------------------------------- -----------------   --------------
                                                                             $     1,410,414    $   1,410,574
       -------------------------------------------------------------------- -----------------   --------------
                                                                            -----------------   --------------

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         The following table summarizes the distributions paid to Preferred and Depositary Share holders and Common Share holders as of the record date of March 19, 1999 related to the quarter ended March 31, 1999:

                                   DISTRIBUTION
                                      AMOUNT               DATE PAID
----------------------------- ------------------------ ---------------
Series A Preferred                   $0.5859380           04/15/99

Series B Depositary                  $0.5703130           04/15/99

Series C Depositary                  $0.5703130           04/15/99

Series D Depositary                  $0.5375000           04/15/99

Series E Preferred                   $0.4375000           04/01/99

Series F Preferred                   $0.6031250           04/15/99

Series G Depositary                  $0.4531250           04/15/99

Series H Depositary                  $0.4375000           03/31/99

Series I Depositary                  $0.5512500           03/31/99

Series J Depositary                  $0.5375000           03/31/99

Series K Depositary                  $1.0362500           03/31/99

Series L Depositary                  $0.4765625           03/31/99

Common Shares                          $ 0.71             04/09/99


4.       REAL ESTATE ACQUISITIONS

         During the quarter ended March 31, 1999, the Company acquired the seven Properties listed below, of which three were acquired from unaffiliated third parties and four were acquired from an affiliated party. In connection with certain of the acquisitions listed below, the Company assumed mortgage indebtedness of approximately $16.9 million and issued OP Units having a value of approximately $8.9 million. The cash portion of these transactions was funded primarily from proceeds received from the disposition of certain properties and working capital.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

--------------- --------------------- --------------------------- ------------- -----------------
     DATE                                                             NUMBER     PURCHASE PRICE
   ACQUIRED     PROPERTY              LOCATION                      OF UNITS     (IN THOUSANDS)
--------------- --------------------- --------------------------- ------------- -----------------
   01/22/99     Fireside Park         Rockville, MD                    236          $14,279
   01/22/99     Mill Pond             Glen Burnie, MD                  240            11,745
   01/28/99     Aspen Crossing        Wheaton, MD                      192            11,386
   02/24/99     Copper Canyon         Highlands Ranch, CO              222            16,200
   03/04/99     Siena Terrace         Lake Forest, CA                  356            33,000
   03/23/99     Greenbriar            Kirkwood, MO                     218            12,033
   03/24/99     Fairland Gardens      Silver Spring, MD                400            25,897
--------------- --------------------- --------------------------- ------------- -----------------
                                                                     1,864          $124,540
--------------- --------------------- --------------------------- ------------- -----------------
                                                                  ------------- -----------------

5.       REAL ESTATE DISPOSITIONS

         During the quarter ended March 31, 1999, the Company disposed of the properties listed below. Each property was sold to an unaffiliated third party. The Company recognized a net gain for financial reporting purposes of approximately $21.4 million on the disposition of these seven properties.

   --------------- ----------------------------- ----------------------- --------------- -----------------
                                                                                           DISPOSITION
      DATE                                                                   NUMBER           PRICE
    DISPOSED       PROPERTY                      LOCATION                   OF UNITS      (IN THOUSANDS)
   --------------- ----------------------------- ----------------------- --------------- -----------------
      01/06/99     Fox Run                       Little Rock, AR                 337          $10,623
      01/06/99     Greenwood Forest              Little Rock, AR                 239            7,533
      01/06/99     Walnut Ridge                  Little Rock, AR                 252            7,943
      01/06/99     Williamsburg                  Little Rock, AR                 211            6,651
      01/27/99     The Hawthorne                 Phoenix, AZ                     276           20,500
      03/02/99     The Atrium                    Durham, NC                      208           10,750
      03/24/99     Greenbriar                    Kirkwood, MO                    218           12,525
   --------------- ----------------------------- ----------------------- --------------- -----------------
                                                                               1,741          $76,525
   --------------- ----------------------------- ----------------------- --------------- -----------------
                                                                         --------------- -----------------


6.       COMMITMENTS TO ACQUIRE/DISPOSE OF REAL ESTATE

         As of March 31, 1999, in addition to the Properties that were subsequently acquired as discussed in Note 14 of the Notes to Consolidated Financial Statements, the Company entered into separate agreements to acquire five multifamily properties containing 1,254 units from affiliated and unaffiliated parties. The expected combined purchase price is approximately $75.9 million, which includes the assumption of mortgage indebtedness of approximately $19.6 million.

         As of March 31, 1999, in addition to the Property that was subsequently disposed of as discussed in Note 14 of the Notes to Consolidated Financial Statements, the Company entered into separate agreements to dispose of nine multifamily properties containing 2,688 units to unaffiliated third parties. The expected combined disposition price is approximately $148.3 million.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



         The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

7.       CALCULATION OF NET INCOME PER WEIGHTED AVERAGE COMMON SHARE

         The following tables set forth the computation of net income per weighted average Common Share outstanding and net income per weighted average Common Share outstanding - assuming dilution.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                                        QUARTER ENDED MARCH 31,
                                                                   -----------------------------------
                                                                        1999               1998
                                                                   -----------------------------------
                                                                    (AMOUNTS IN THOUSANDS EXCEPT PER
                                                                             SHARE AMOUNTS)
NUMERATOR:
Income before gain on disposition of properties, net,
    allocation of income to Minority Interests and
    preferred distributions                                              $  79,264          $  59,406

Allocation of income to Minority Interests                                 (7,126)            (3,688)
Distributions to preferred shareholders                                   (29,377)           (21,692)
                                                                   -----------------------------------
Income before gain on disposition of properties, net                        42,761             34,026
Gain on disposition of properties, net                                      21,416              1,869
                                                                   -----------------------------------
Numerator for net income per weighted average
    Common Share outstanding                                                64,177             35,895

Effect of dilutive securities:
    Allocation of income to Minority Interests                               7,126              3,688
                                                                   -----------------------------------
Numerator for net income per weighted average
    Common Share outstanding - assuming dilution                         $  71,303          $  39,583
                                                                   -----------------------------------
                                                                   -----------------------------------
DENOMINATOR:

Denominator for net income per weighted
    average Common Share outstanding                                     $ 118,956          $  93,361
Effect of dilutive securities:
    Contingent incremental employee share options                              568              1,152
    OP Units                                                                13,209              9,587
                                                                   -----------------------------------
Denominator for net income per weighted average
    Common Share outstanding - assuming dilution                         $ 132,733          $ 104,100
                                                                   -----------------------------------
                                                                   -----------------------------------
Net income per weighted average Common
    Share outstanding                                                     $   0.54           $   0.38
                                                                   -----------------------------------
                                                                   -----------------------------------
Net income per weighted average Common
    Share outstanding - assuming dilution                                 $   0.54           $   0.38
                                                                   -----------------------------------
                                                                   -----------------------------------

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                                                      QUARTER ENDED MARCH 31,
                                                                                -----------------------------------
                                                                                        1999              1998
                                                                                -----------------------------------
                                                                                (AMOUNTS IN THOUSANDS EXCEPT PER
                                                                                         SHARE AMOUNTS)
NET INCOME PER WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:

Income before gain on disposition of properties, net,
    per weighted average Common Share outstanding                                      $   0.36       $   0.36
Gain on disposition of properties, net                                                     0.18           0.02
                                                                                     ----------     ----------
Net income per weighted average Common Share
    Outstanding                                                                        $   0.54       $   0.38
                                                                                     ----------     ----------
                                                                                     ----------     ----------

NET INCOME PER WEIGHTED AVERAGE COMMON SHARE OUTSTANDING - ASSUMING DILUTION:

Income before gain on disposition of properties, net, per weighted average
    Common Share outstanding -
    assuming dilution                                                                  $   0.36       $   0.36

Gain on disposition of properties, net                                                     0.18           0.02
                                                                                     ----------     ----------
Net income per weighted average Common Share
    outstanding - assuming dilution                                                    $   0.54       $   0.38
                                                                                     ----------     ----------
                                                                                     ----------     ----------



CONVERTIBLE PREFERRED SHARES THAT COULD BE CONVERTED INTO 13,123,062 AND 7,623,745 WEIGHTED COMMON SHARES WERE OUTSTANDING FOR THE QUARTER ENDED MARCH 31, 1999 AND 1998, RESPECTIVELY, BUT WERE NOT INCLUDED IN THE COMPUTATION OF DILUTED EARNINGS PER SHARE BECAUSE THE EFFECTS WOULD BE ANTI-DILUTIVE.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


8.       MORTGAGE NOTES PAYABLE

         As of March 31, 1999, the Company had outstanding mortgage indebtedness of approximately $2.4 billion encumbering 218 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $286.1 million) was approximately $3.8 billion. The mortgage notes payables are generally due in monthly installments of principal and interest. In connection with the Properties acquired during the quarter ended March 31, 1999, the Company assumed the outstanding mortgage balances on two Properties in the aggregate amount of $16.9 million.

         As of March 31, 1999, scheduled maturities for the Company's outstanding mortgage indebtedness are at various dates through October 1, 2033. During the quarter ended March 31, 1999, the effective interest cost on all of the Company's debt was 7.09%.

9.       NOTES

         As of March 31, 1999, the Company had outstanding unsecured notes of approximately $2.0 billion, net of a $5.0 million discount and including an $8.6 million premium.

10.      LINES OF CREDIT

         The Company has a revolving credit facility with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") and Bank of America Illinois ("Bank of America") as co-agents to provide the Operating Partnership with potential borrowings of up to $500 million. As of March 31, 1999, $125 million was outstanding under this facility, bearing interest at a weighted average rate of 5.33%.

         In connection with the MRY Merger, the Company assumed an additional credit facility with First Union Bank as agent with potential borrowings of up to $120 million. As of March 31, 1999, $40 million was outstanding under this facility, bearing interest at a weighted average rate of 5.42%.

11.      DEPOSITS - RESTRICTED

         Deposits-restricted as of March 31, 1999 primarily included a deposit in the amount of $20 million held in a third party escrow account to provide collateral for third party construction financing in connection with the Joint Venture Agreement. Also, approximately $2.7 million was held in third party escrow accounts, representing proceeds received in connection with the Company's disposition of one property and earnest money deposits made for additional acquisitions. In addition, approximately $19.8 million was for tenant security, utility deposits, and other deposits for certain of the Company's Properties.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

         In regards to the joint venture agreement with a multifamily residential real estate developer during the quarter ended March 31, 1999, the Company funded a total of $15.9 million and during the remainder of 1999 the Company expects to fund approximately $48.2 million in connection with this agreement.

         In regards to certain other properties that were under development and/or expansion during the quarter ended March 31, 1999, the Company funded $5.1 million. During the remainder of 1999, the Company expects to fund $52.9 million related to the continued development and/or expansion of as many as five Properties.

         In regards to certain properties that are under earnout/development agreements, during the quarter ended March 31, 1999, $16.2 million was funded relating to the completion/acquisition of Copper Canyon. In addition, the Company may be required to fund an additional $1 million earnout payment to the developer of Copper Canyon if certain specified operation levels are met. During the remainder of 1999, the Company expects to fund approximately $43.7 million related to other earnout/development projects. Subsequent to March 31, 1999, the Company has funded $22.7 million relating to the completion/acquisition of Skyview, which included a $1.0 million advance of the earnout payment to the developer of Skyview.

         In connection with the Wellsford Merger, the Company has provided a $14.8 million credit enhancement with respect to bonds issued to finance certain public improvements at a multifamily development project. Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Company has agreed to purchase up to 1,000,000 shares of WRP Newco Series A Preferred at $25.00 per share on a standby basis over a three-year period ending on May 30, 2000. As of March 31, 1999, no shares of WRP Newco Series A Preferred had been acquired by the Company.

         In connection with the MRY Merger, the Company extended a $25 million, one year, non-revolving Senior Debt Agreement to MRYP Spinco. At March 31, 1999, approximately $18.3 million was outstanding, bearing interest at LIBOR plus 250 basis points. The Company has a potential obligation to fund up to an additional $6.7 million under the Senior Debt Agreement.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

13.      REPORTABLE SEGMENTS

         The following tables set forth the reconciliation of net income and total assets for the Company's reportable segments for the quarters ended March 31, 1999 and 1998.

                                                                RENTAL REAL       CORPORATE/
            MARCH 31, 1999 (AMOUNTS IN THOUSANDS)               ESTATE (1)        OTHER (2)       CONSOLIDATED
----------------------------------------------------------------------------------------------------------------
Rental income                                                 $    406,062      $       --        $    406,062
Property and maintenance expense                                   (97,047)             --             (97,047)
Real estate tax and insurance expense                              (42,048)             --             (42,048)
Property management expense                                        (14,201)             --             (14,201)
                                                             -------------      -------------     ------------
Net operating income                                               252,766              --             252,766

Fee and asset management income                                       --               1,234             1,234
Interest income - investment in mortgage notes                        --               2,895             2,895
Interest and other income                                             --               6,046             6,046
Fee and asset management expense                                      --                (867)             (867)
Depreciation expense on non-real estate assets                        --              (1,705)           (1,705)
Interest expense:
    Expense incurred                                                  --             (79,197)          (79,197)
    Amortization of deferred financing costs                          --                (845)             (845)
General and administrative expense                                    --              (5,867)           (5,867)
Preferred distributions                                               --             (29,377)          (29,377)
Adjustment for depreciation expense related
  to equity in  unconsolidated joint ventures                         --                 276               276
                                                             -------------      -------------     ------------
Funds from operations available to Common Shares and
  OP Units                                                         252,766          (107,407)          145,359

Depreciation expense on real estate assets                         (95,196)             --             (95,196)
Gain on disposition of properties, net                              21,416              --              21,416
Income allocated to Minority Interests                                --              (7,126)           (7,126)
Adjustment for depreciation expense related
  to equity in unconsolidated joint ventures                          --                (276)             (276)
                                                             -------------      -------------     ------------
Net income available to Common Shares                         $    178,986      $   (114,809)     $     64,177
                                                             -------------      -------------     ------------
                                                             -------------      -------------     ------------
Investment in real estate, net of
accumulated depreciation                                      $ 10,251,871      $     16,081      $ 10,267,952
                                                             -------------      -------------     ------------
                                                             -------------      -------------     ------------
Total assets                                                  $ 10,251,871      $    450,090      $ 10,701,961
                                                             -------------      -------------     ------------
                                                             -------------      -------------     ------------

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                                RENTAL REAL       CORPORATE/
            MARCH 31, 1998 (AMOUNTS IN THOUSANDS)               ESTATE (1)        OTHER (2)       CONSOLIDATED
  ----------------------------------------------------------------------------------------------------------------
Rental income                                                 $   277,226           $      --             $   277,226
Property and maintenance expense                                  (66,713)                 --                 (66,713)
Real estate tax and insurance expense                             (27,443)                 --                 (27,443)
Property management expense                                       (11,579)                 --                 (11,579)
                                                              -----------           -----------           -----------
Net operating income                                              171,491                  --                 171,491
Fee and asset management income                                      --                   1,360                 1,360
Interest income - investment in mortgage notes                       --                   4,931                 4,931
Interest and other income                                            --                   2,824                 2,824
Fee and asset management expense                                     --                  (1,052)               (1,052)
Depreciation expense on non-real estate assets                       --                  (1,165)               (1,165)
Interest expense:
    Expense incurred                                                 --                 (50,254)              (50,254)
    Amortization of deferred financing costs                         --                    (624)                 (624)
General and administrative expense                                   --                  (4,880)               (4,880)
Preferred distributions                                              --                 (21,692)              (21,692)
Adjustment for amortization of deferred financing
costs related to predecessor business                                --                      12                    12
                                                              -----------           -----------           -----------
Funds from operations available to Common Shares and
  OP Units                                                        171,491               (70,540)              100,951

Depreciation expense on real estate assets                        (63,225)                 --                 (63,225)
Gain on disposition of properties, net                              1,869                  --                   1,869
Income allocated to Minority Interests                               --                  (3,688)               (3,688)
Adjustment for amortization of deferred financing
costs related to predecessor business                                --                     (12)                  (12)
                                                              -----------           -----------           -----------
Net income available to Common Shares                         $   110,135           $   (74,240)          $    35,895
                                                              -----------           -----------           -----------
                                                              -----------           -----------           -----------
Investment in real estate, net of
accumulated depreciation                                      $ 6,843,693           $    10,842           $ 6,854,535
                                                              -----------           -----------           -----------
                                                              -----------           -----------           -----------
Total assets                                                  $ 6,843,693           $   485,649           $ 7,329,342
                                                              -----------           -----------           -----------
                                                              -----------           -----------           -----------

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

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

14.      SUBSEQUENT EVENTS

         On April 28, 1999, the Company acquired Pine Tree Club Apartments, a 150-unit multifamily property located in Wildwood, Missouri, from an unaffiliated third party for a purchase price of approximately $8.0 million, which included the assumption of approximately $5.5 million of mortgage indebtedness.

         On April 28, 1999, the Company acquired Westbrooke Village I & II Apartments, a 252-unit multifamily property located in Manchester, Missouri from an unaffiliated third party for a purchase price of approximately $12.6 million, which included the assumption of approximately $8.5 million of mortgage indebtedness.

         On April 29, 1999, the Company acquired Brookside Apartments, a 228-unit multifamily property located in Frederick, Maryland, from an affiliated party for a purchase price of approximately $10.8 million, which included the assumption of approximately $8.3 million of mortgage indebtedness.

         On April 30, 1999, the Company acquired Skyview Apartments, a 260-unit multifamily property located in Rancho Santa Margarita, California, from an unaffiliated third party for a purchase price of approximately $21.8 million. In addition, the Company funded a $1.0 million advance of the earnout payment to the developer of Skyview.

         In April 1999, the Company sold 1,936 Common Shares pursuant to the Share Purchase - DRIP Plan and raised net proceeds of $88,168.

         On May 6, 1999, the Company disposed of Sandstone at Bear Creek Apartments, a 40-unit multifamily property located in Euless, TX, to an unaffiliated third party for a total sales price of $2.1 million.

                       EQUITY RESIDENTIAL PROPERTIES TRUST

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis of the results of operations and financial condition of the Company should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Company's ability to control the Operating Partnership, the Management Partnerships, the Financing Partnerships and the LLCs, and Merry Land DownREIT I LP, each entity has been consolidated with the Company for financial reporting purposes. Capitalized terms used herein and not defined, are as defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "expects" and "anticipates" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters, identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

     - alternative sources of capital to the Company are higher than anticipated;
     - occupancy levels and market rents may be adversely affected by local economic and market conditions, which are beyond the Company's control; and
     - additional factors as discussed in Part I of the Annual Report on Form 10-K.

         Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The acquired properties are presented in the Consolidated Financial Statements of the Company from the date of each acquisition or the closing dates of the Mergers. During the year ended 1998, the Company acquired 207 properties containing 55,143 units and four properties under development representing 1,378 units (the "1998 Acquired Properties"). In addition, during the quarter ended March 31, 1999, the Company acquired seven properties containing 1,864 units (the "1999 Acquired Properties").

         The Company also disposed of twenty properties containing 4,719 units during 1998 (the "1998 Disposed Properties"); and seven properties containing 1,741 units during the quarter ended March 31, 1999 (the "1999 Disposed Properties").

                       EQUITY RESIDENTIAL PROPERTIES TRUST

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company's overall results of operations for the quarters ended March 31, 1999 and 1998 have been significantly impacted by the Company's acquisition and disposition activity. The significant changes in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense, property management and interest expense can all primarily be attributed to the acquisition of the 1998 Acquired Properties and the 1999 Acquired Properties. The impact of the 1998 Acquired Properties and the 1999 Acquired Properties is discussed in greater detail in the following paragraphs.

         Properties that the Company owned for all of the quarter ended March 31, 1999 and March 31, 1998 (the "First Quarter 1999 Same Store Properties"), which represented 127,514 units, also impacted the Company's results of operations and are discussed as well in the following paragraphs.

   COMPARISON OF QUARTER ENDED MARCH 31, 1999 TO QUARTER ENDED MARCH 31, 1998

         For the quarter ended March 31, 1999, income before gain on disposition of properties and allocation to Minority Interests increased by approximately $19.9 million when compared to the quarter ended March 31, 1998. This increase was primarily due to the acquisition of the 1998 Acquired Properties and the 1999 Acquired Properties as well as increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, interest expense and general and administrative expenses.

         In regard to the First Quarter 1999 Same Store Properties, rental revenues increased by approximately $10.9 million or 4.2% primarily as a result of higher rental rates charged to new tenants and tenant renewals, a 0.26% increase in average economic occupancy levels and a 0.65% increase in income from billing tenants for their share of utility costs. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $1.3 million or 1.3%. This increase was primarily the result of an increase in real estate taxes on certain properties, higher on-site compensation costs, leasing and advertising costs and utility charges.

         Property management represents expenses associated with the self-management of the Company's Properties. These expenses increased by approximately $2.6 million primarily due to the continued expansion of the Company's property management business.

         Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Company that are managed for affiliates. These revenues and expenses decreased due to the Company acquiring certain of these properties that were formerly only fee-managed.

         Interest expense, including amortization of deferred financing costs, increased by approximately $29.2 million. This increase was primarily the result of an increase in the Company's average indebtedness outstanding which increased by $1.8 billion. However, the

                       EQUITY RESIDENTIAL PROPERTIES TRUST

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Company's effective interest costs decreased from 7.27% for the quarter ended March 31, 1998 to 7.09% for the quarter ended March 31, 1999.

         General and administrative expenses, which include corporate operating expenses, increased approximately $1.0 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel in the Company's Human Resources, Accounting, Legal and Information Systems groups as well as higher compensation costs, shareholder reporting costs and professional fees. However, by gaining certain economies of scale with a much larger operation, these expenses as a percentage of total revenues were 1.41% for the quarter ended March 31, 1999 compared to 1.70% of total revenues for the quarter ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 1, 1999, the Company had approximately $4 million of cash and cash equivalents and $330 million available on its line of credit, of which $12 million was restricted. After taking into effect the various transactions discussed in the following paragraphs, the Company's cash and cash equivalents balance at March 31, 1999 was approximately $10.7 million and the amount available on the Company's line of credit was $455 million, of which $12 million was restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash (used for) financing activities, all of which are presented in the Company's Statements of Cash Flows.

         With respect to Property acquisitions during the quarter, the Company purchased seven Properties containing 1,864 units for a total purchase price of approximately $124.5 million, including the assumption of and/or new mortgage indebtedness of approximately $16.9 million and the issuance of OP Units with a value of $8.9 million. These acquisitions were primarily funded from proceeds received from the disposition of certain properties and working capital.

         Subsequent to March 31, 1999 and through May 12, 1999, the Company acquired four additional properties containing 890 units for a total purchase price of approximately $53.2 million and the assumption of mortgage indebtedness of approximately $22.3 million. These acquisitions were primarily funded with proceeds from the disposition of certain properties, the lines of credit and working capital.

         During the quarter ended March 31, 1999, the Company disposed of seven properties that generated net proceeds of $76 million. These proceeds were or will be ultimately applied to purchase additional properties.

         Subsequent to March 31, 1999 and through May 12, 1999, the Company disposed of one property for a total sales price of $2.1 million. These proceeds will be utilized to purchase additional properties. The Company anticipates that it will continue to sell certain properties in

                       EQUITY RESIDENTIAL PROPERTIES TRUST

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the portfolio.

         In regards to the joint venture agreement with a multifamily residential real estate developer during the quarter ended March 31, 1999, the Company funded a total of $15.9 million and during the remainder of 1999 the Company expects to fund approximately $48.2 million in connection with this agreement.

         In regards to certain other properties that were under development and/or expansion during the quarter ended March 31, 1999, the Company funded $5.1 million. During the remainder of 1999, the Company expects to fund $52.9 million related to the continued development and/or expansion of as many as five Properties.

         In regards to certain properties that are under earnout/development agreements, during the quarter ended March 31, 1999, $16.2 million was funded relating to the completion/acquisition of Copper Canyon. In addition, the Company may be required to fund an additional $1 million earnout payment to the developer of Copper Canyon if certain specified operation levels are met. During the remainder of 1999, the Company expects to fund approximately $43.7 million related to other earnout/development projects. Subsequent to March 31, 1999, the Company has funded $22.7 million relating to the completion/acquisition of Skyview, which included a $1.0 million advance of the earnout payment to the developer of Skyview.

         As of March 31, 1999, the Company had total indebtedness of approximately $4.6 billion, which included mortgage indebtedness of $2.4 billion (including premiums of $4.2 million), of which $930.4 million represented tax-exempt bond indebtedness, and unsecured debt of $2.0 billion, including net discounts and premiums in the amount of $3.6 million.

         In May 1999, the Company expects to repay its 1999 Notes that mature on May 15, 1999. The $125 million repayment will be initially funded from borrowings under the Company's lines of credit. In addition, on June 1, 1999, the Company anticipates repaying the principal balance on one of its mortgage notes in the amount of $8.0 million. This repayment will also be primarily funded from additional borrowings under the lines of credit.

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

         During the quarter ended March 31, 1999, total capital expenditures for the Company approximated $27.4 million. Of this amount, approximately $8.8 million, or $73 per unit, related to capital improvements and major repairs for the 1997, 1998 and 1999 Acquired Properties. Capital improvements and major repairs for all of the Company's pre-EQR IPO properties and 1993, 1994, 1995 and 1996 Acquired Properties approximated $5.9 million, or $92 per unit. Capital spent for replacement-type items approximated $10.2 million, or $55 per unit. Also included in total capital expenditures was approximately $2.5 million expended for non-real estate additions such as computer software, computer equipment, and furniture and fixtures and leasehold improvements for the Company's property management offices and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for the remaining portion of 1999 are budgeted to be approximately $90 million.

         Minority Interests as of March 31, 1999 increased by $2.9 million when compared to December 31, 1998. The primary factors that impacted this account during the three month period were distributions declared to Minority Interests, which amounted to $9.3 million for the three month period, the allocation of income from operations in the amount of $7.1 million and the conversion of OP Units into Common Shares and the issuances of Common Shares and OP Units during the quarter.

         Total distributions paid in April 1999 amounted to approximately $115.2 million, which included distributions declared for the quarter ended March 31, 1999.

         In April 1999, the Company sold 1,936 Common Shares pursuant to the Share Purchase - DRIP Plan and received net proceeds of $88,168 therefrom.

         The Company expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing Properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its lines of credit. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, reduction of outstanding amounts under its line of credit, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities including additional OP Units as well as from undistributed FFO and proceeds received from the disposition of certain Properties. In addition, the Company has certain uncollateralized Properties available for additional mortgage borrowings in the event that the public capital markets are unavailable to the Company or the cost of alternative sources of capital to the Company is too high.

                       EQUITY RESIDENTIAL PROPERTIES TRUST

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company has a revolving credit facility with Morgan Guaranty and Bank of America as co-agents to provide the Operating Partnership, with potential borrowings of up to $500 million. This credit facility matures in November 1999 and will continue to be used to fund property acquisitions and short term liquidity requirements. As of May 11, 1999, $175 million was outstanding under this facility.

         In connection with the MRY Merger, the Company assumed a second revolving credit facility with First Union Bank as agent with potential borrowings of up to $120 million. This credit facility matures in September 2000 and will also be used to fund property acquisitions, costs for certain Properties under development and short term liquidity requirements. As of May 11, 1999, $27 million was outstanding under this facility.

         In connection with the Wellsford Merger, the Company provided a $14.8 million credit enhancement with respect to bonds issued to finance certain public improvements at a multifamily development project. Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Company has agreed to purchase up to 1,000,000 shares of WRP Newco Series A Preferred at $25.00 per share on a standby basis over a three-year period ending on May 30, 2000. As of May 12, 1999, no shares of WRP Newco Series A Preferred had been acquired by the Company.

         In conjunction with the MRY Merger in October 1998, the Company entered into six joint venture agreements with MRYP Spinco, the entity spun-off in the MRY Merger. The Company contributed six properties with an initial value of $52.7 million in return for a 50% ownership interest in each joint venture. In return for the spin-off of certain assets and liabilities to MRYP Spinco, the Company received (from MRYP Spinco) a Subordinated Note receivable totaling $20 million, a preferred stock investment with an initial value of $5 million and a $25 million, one year, non-revolving Senior Note receivable. At March 31, 1999 approximately $18.3 million was outstanding on the Senior Note, bearing interest at LIBOR plus 250 basis points. The Company has a potential obligation to fund up to an additional $6.7 million under the Senior Note.

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

         The Company anticipates that previously scheduled system upgrades to many of its IT systems will remediate any existing Year 2000 problems. The Company is currently in the process of testing and implementing the majority of its Year 2000 IT and non-IT system projects with completion anticipated during the second or third quarter of 1999. The Company has estimated that the total Year 2000 project cost will approximate $1 million, of which approximately 80% has been incurred as of March 31, 1999. During the first quarter of 1999, the primary focus of the Year 2000 remediation efforts has been on implementing and testing the previously scheduled upgrades and Year 2000 compliant versions of existing IT systems as well as continuing the assessment of the Company's exposure regarding non-IT systems at property sites. Of the remaining $200,000 budgeted to complete the Company's Year 2000 remediation project, approximately $50,000 has been allocated to engage Year 2000 consultants to help the Company monitor its IT compliance progress and to complete final IT testing and implementation. The remaining $150,000 has been allocated to remediate non-IT systems at various property sites. The estimates are based on management's best estimates, which were derived utilizing numerous assumptions of future events, and there can be no guarantees that these estimates will be achieved.

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

         Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. In addition, the Company is developing its contingency plans for critical operational areas that might be affected by the Year 2000 issue if compliance by the Company is delayed. Aside from catastrophic failure of utility companies, banks or governmental agencies, the Company believes that it could continue its normal business operations if compliance by the Company is delayed. The Company does not believe that the Year 2000 issue will materially impact its results of operations, liquidity or capital resources.

FUNDS FROM OPERATIONS

         The Company generally considers Funds From Operations ("FFO") to be one measure of the performance of real estate companies including an equity REIT. The resolution adopted by

                       EQUITY RESIDENTIAL PROPERTIES TRUST

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

         For the quarter ended March 31, 1999, FFO increased by $44.4 million representing a 44% increase when compared to the quarter ended March 31, 1998.

         The following is a reconciliation of net income available to Common Shares to FFO available to Common Shares and OP Units for the quarters ended March 31, 1999 and 1998:

   ----------------------------------------------------------------------------------
                                                          Quarter           Quarter
                                                      Ended 3/31/99     Ended 3/31/98
   ----------------------------------------------------------------------------------

    Net income available to Common Shares                $ 64,177         $  35,895
    Adjustments:
        Income allocated to Minority Interests              7,126             3,688
        Depreciation on real estate assets*                95,472            63,225
        Amortization of deferred financing costs
              related to predecessor  business               --                  12
        Gain on disposition of properties                 (21,416)           (1,869)
                                                      -----------        ----------

   FFO available to Common Shares and OP Units          $ 145,359         $ 100,951
                                                      -----------        ----------
   ----------------------------------------------------------------------------------

* Includes $275,603 related to the Company's share of depreciation from unconsolidated joint ventures for the quarter ended March 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no new or significant developments related to the legal proceedings that were discussed in Part I, Item III of the Company's Form 10-K for the year ended December 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(A)      Exhibits:

12       Computation of Ratio of Earnings to Fixed Charges.

(B)      Reports on Form 8-K:

A Report on Form 8-K dated February 24, 1999, reporting the risk factors relating to the ownership of the Company's Common Shares and Preferred Shares and the Operating Partnership's OP Units.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       EQUITY RESIDENTIAL PROPERTIES TRUST

Date: May 12, 1999        By:  /s/           Bruce C. Strohm
      ------------               ------------------------------------------
                                             Bruce C. Strohm
                                 Executive Vice President, General Counsel
                                             and Secretary

Date: May 12, 1999        By: /s/            Michael J. McHugh
      ------------               ------------------------------------------
                                             Michael J. McHugh
                                 Executive Vice President, Chief Accounting
                                            Officer and Treasurer