Form 10-Q
period 1999-06-30
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 1999-08-13
CIK 906107

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

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

AT AUGUST 5, 1999, 122,299,926 OF THE REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST WERE OUTSTANDING.

                                        EQUITY RESIDENTIAL PROPERTIES TRUST
                                            CONSOLIDATED BALANCE SHEETS
                                 (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
                                                    (UNAUDITED)

                                                                            JUNE 30,         DECEMBER 31,
                                                                              1999               1998
                                                                        ----------------    ----------------
   ASSETS
   Investment in real estate
     Land                                                             $       1,373,812   $       1,326,148
     Depreciable property                                                     9,730,434           9,519,579
     Construction in progress                                                    59,744              96,336
                                                                        ----------------    ----------------
                                                                             11,163,990          10,942,063
     Accumulated depreciation                                                  (902,351)           (718,491)
                                                                        ----------------    ----------------
   Investment in real estate, net of accumulated depreciation                10,261,639          10,223,572

   Real estate held for disposition                                              32,844              29,886
   Cash and cash equivalents                                                     95,496               3,965
   Investment in mortgage notes, net                                             85,882              88,041
   Rents receivable                                                                 957               4,758
   Deposits - restricted                                                         70,701              69,339
   Escrow deposits - mortgage                                                    68,416              68,725
   Deferred financing costs, net                                                 28,932              27,569
   Other assets                                                                 196,942             184,405
                                                                        ----------------    ----------------
          TOTAL ASSETS                                                $      10,841,809   $      10,700,260
                                                                        ================    ================
   LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities:
     Mortgage notes payable                                           $       2,323,247   $       2,341,011
     Notes, net                                                               2,299,497           2,049,516
     Lines of credit                                                             85,000
                                                                                                    290,000
     Accounts payable and accrued expenses                                      107,763             100,926
     Accrued interest payable                                                    45,000              46,176
     Rents received in advance and other liabilities                             57,943              54,616
     Security deposits                                                           35,967              37,439
     Distributions payable                                                      114,103              18,755
                                                                        ----------------    ----------------
          TOTAL LIABILITIES                                                   5,068,520           4,938,439
                                                                        ----------------    ----------------

   COMMITMENTS AND CONTINGENCIES

   Minority Interests                                                           419,316             431,374
                                                                        ----------------    ----------------
   Shareholders' equity:
      Preferred Shares of beneficial interest, $.01 par value;
          100,000,000 shares authorized; 26,110,352 shares issued
          and outstanding as of June 30, 1999 and 29,097,951
          shares issued and outstanding as of December 31, 1998               1,335,884           1,410,574
      Common Shares of beneficial interest, $.01 par value;
          350,000,000 shares authorized; 122,236,781 shares issued
          and outstanding as of June 30, 1999 and 118,230,009
          shares issued and outstanding as of December 31, 1998                   1,222               1,182
      Paid in capital                                                         4,305,522           4,169,102
      Employee notes                                                            (4,778)             (4,873)
      Distributions in excess of accumulated earnings                         (283,877)           (245,538)
                                                                        ----------------    ----------------
          Total shareholders' equity                                          5,353,973           5,330,447
                                                                        ----------------    ----------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $      10,841,809   $      10,700,260
                                                                        ================    ================

                                                       SEE ACCOMPANYING NOTES

                                        EQUITY RESIDENTIAL PROPERTIES TRUST
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                   (UNAUDITED)

                                                               SIX MONTHS ENDED                  QUARTER ENDED
                                                                   JUNE 30,                        JUNE 30,
                                                          ----------------------------   ----------------------------
                                                             1999            1998             1999           1998
                                                          ----------------------------   ----------------------------
REVENUES
  Rental income                                         $     819,178  $      571,370    $     413,116  $    294,144
  Fee and asset management                                      2,414           2,790            1,180         1,430
  Interest income - investment in mortgage notes                5,644          10,221            2,749         5,290
  Interest and other income                                    11,323           9,010            5,277         6,186
                                                          ------------   -------------     ------------   -----------

        Total revenues                                        838,559         593,391          422,322       307,050

EXPENSES
    Property and maintenance                                  196,865         138,303           99,818        71,391
    Real estate taxes and insurance                            84,515          56,484           42,467        29,041
    Property management                                        27,973          25,007           13,772        13,516
    Fee and asset management                                    1,624           2,247              757         1,197
    Depreciation                                              197,134         131,910          100,233        67,520
    Interest:
         Expense incurred                                     158,499         105,651           79,302        55,397
         Amortization of deferred financing costs               1,661           1,275              816           651
    General and administrative                                 10,914           9,974            5,047         5,203
                                                          ------------   -------------     ------------   -----------

        Total expenses                                        679,185         470,851          342,212       243,916

Income before gain on disposition of properties, net,
     extraordinary item and allocation to Minority            159,374         122,540           80,110        63,134
     Interests
Gain on disposition of properties, net                         45,807          11,092           24,391         9,223
                                                          ------------   -------------     ------------   -----------

Income before extraordinary item and allocation to
     Minority Interests                                       205,181         133,632          104,501        72,357
Loss on early extinguishment of debt                            (451)               -            (451)             -
                                                          ------------   -------------     ------------   -----------

Income before allocation to Minority Interests                204,730         133,632          104,050        72,357
Income allocated to Minority Interests                        (14,514)         (8,310)          (7,388)       (4,622)
                                                          ------------   -------------     ------------   -----------
Net income                                                    190,216         125,322           96,662        67,735
Preferred distributions                                       (57,111)        (43,384)         (27,734)      (21,692)
                                                          ------------   -------------     ------------   -----------

Net income available to Common Shares                   $     133,105  $       81,938    $      68,928  $      46,043
                                                          ============   =============     ============   ===========

Weighted average Common Shares outstanding                    119,762          95,394          120,558        97,405
                                                          ============   =============     ============   ===========

Distributions declared per Common
     Share outstanding                                  $        1.42  $         1.34    $        0.71   $       0.67
                                                          ============   =============     ============   ===========

Net income per weighted average Common Share
     outstanding                                        $        1.11  $         0.86    $        0.57  $       0.47
                                                          ============   =============     ============   ===========

Net income per weighted average Common Share
     outstanding - assuming dilution                    $        1.11  $         0.85    $        0.57  $        0.47
                                                          ============   =============     ============   ===========

                                                       SEE ACCOMPANYING NOTES

                                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (AMOUNTS IN THOUSANDS)
                                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                              -------------------------------------
                                                                                     1999                1998
                                                                              -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $        190,216    $        125,322
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
 Income allocated to Minority Interests                                                 14,514               8,310
 Depreciation                                                                          197,134             131,910
 Amortization of deferred financing costs                                                1,661               1,275
 Amortization of discounts and premiums on debt                                         (1,172)             (1,026)
 Amortization of treasury locks and options on debt                                        513                 976
 Amortization of discount on investment in mortgage notes                                    -              (1,000)
 Gain on disposition of properties, net                                                (45,807)            (11,092)

CHANGES IN ASSETS AND LIABILITIES:
    Decrease (increase) in rents receivable                                              3,428              (1,825)
    (Increase) in deposits - restricted                                                 (4,342)             (4,537)
    Decrease in other assets                                                            51,052               3,000
    Increase in accounts payable and accrued expenses                                    6,936              11,466
    (Decrease) increase in accrued interest payable                                     (1,176)              6,904
    (Decrease) increase in security deposits                                            (1,577)              5,607
    Increase (decrease) in rents received in advance and
       other liabilities                                                                 6,411              (3,337)
                                                                                ---------------     ---------------
  Net cash provided by operating activities                                            417,791             271,953
                                                                                ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate, net                                                      (200,613)           (499,239)
  Improvements to real estate                                                          (55,783)            (32,397)
  Additions to non-real estate property                                                 (3,640)             (4,445)
  Interest capitalized to real estate developments                                        (943)               (811)
  Proceeds from disposition of real estate, net                                        125,150              40,488
  Purchase of management contract rights                                                  (285)               (119)
  Decrease (increase) in mortgage deposits                                                 131             (12,791)
  Decrease (increase) in deposits on real estate acquisitions, net                       2,961              (7,781)
  Decrease in investment in mortgage notes                                               2,159                 963
  Investment in limited partnerships                                                   (44,314)            (13,042)
  Costs related to Mergers                                                              (4,002)             (1,851)
  Other investing activities                                                               603             (10,583)
                                                                                ---------------     ---------------
   Net cash used by investing activities                                              (178,576)           (541,608)
                                                                                ---------------     ---------------

                                                       SEE ACCOMPANYING NOTES

                                      EQUITY RESIDENTIAL PROPERTIES TRUST
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                            (AMOUNTS IN THOUSANDS)
                                                  (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                              -------------------------------------
                                                                                     1999                1998
                                                                              -------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of Common Shares                                                  5,661            419,619
 Proceeds from exercise of options                                                   24,254              4,459
 Payment of offering costs                                                             (296)           (10,314)
 Principal receipts on employee notes                                                    95                196
 Principal receipts on pledged notes receivable                                       7,375                  -
 DISTRIBUTIONS:
    Common Shares                                                                   (84,672)           (64,258)
    Preferred Shares                                                                (57,111)           (44,894)
    Minority Interests                                                               (9,654)            (6,733)
 MORTGAGE NOTES PAYABLE:
    Proceeds                                                                         62,885                  -
    Payoffs                                                                         (54,231)           (34,141)
    Monthly principal payments                                                       (8,400)            (5,663)
 NOTES, NET:
    Proceeds                                                                        298,014            306,255
    Payoffs                                                                        (125,000)                 -
 LINES OF CREDIT:
    Proceeds                                                                        689,000            175,000
    Payments                                                                       (894,000)          (235,000)
 Loss on early extinguishment of debt                                                   451                  -
 Loan and bond acquisition costs                                                     (2,055)            (2,251)
                                                                            ----------------    ---------------
   Net cash (used by) provided by financing activities                            (147,684)            502,275
                                                                            ----------------    ---------------
Net increase in cash and cash equivalents                                            91,531            232,620
Cash and cash equivalents, beginning of period                                        3,965             33,295
                                                                            ----------------    ---------------
Cash and cash equivalents, end of period                                  $          95,496   $        265,915
                                                                            ================    ===============

SUPPLEMENTAL INFORMATION:

Cash paid during the period for interest                                  $         160,618   $         98,747
                                                                            ================    ===============

Mortgage loans assumed and/or entered into through
    acquisitions of real estate                                           $          58,320   $        232,801
                                                                            ================    ===============

Net real estate contributed in exchange for OP Units
    or Preference Units                                                   $          14,183   $         16,270
                                                                            ================    ===============

Transfers to real estate held for disposition                             $          32,844   $              -
                                                                            ================    ===============

Refinancing of mortgage notes payable in favor of notes, net              $          75,790   $              -
                                                                            ================    ===============

                                                       SEE ACCOMPANYING NOTES

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


DEFINITION OF SPECIAL TERMS:

Capitalized terms used but not defined in this Quarterly Report on Form 10-Q are as defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 ("Form 10-K").

1.       BUSINESS

         As used herein, the term "Company" means Equity Residential Properties Trust ("EQR") and its subsidiaries as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger"), Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger") and Merry Land & Investment Company, Inc. ("MRY") (the "MRY Merger"). The Company is engaged in the acquisition, ownership and operation of multifamily properties and is a self-administered and self-managed equity real estate investment trust ("REIT"). As of June 30, 1999, the Company controlled a portfolio of 659 multifamily properties (individually a "Property" and collectively the "Properties"). The Company's interest in six of these Properties consists solely of ownership of debt collateralized by such Properties. The Company also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties and an investment in six joint ventures consisting of six properties (collectively, the "Additional Properties").

2.       BASIS OF PRESENTATION

         The balance sheet and statements of operations and cash flows as of and for the six months and quarter ended June 30, 1999 represent the consolidated financial information of the Company and its subsidiaries.

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

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3.       SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

         The following table presents the changes in the Company's issued and outstanding Common Shares for the six months ended June 30, 1999:

         ------------------------------------------------------------------------------
         Common Shares outstanding at January 1, 1999                       118,230,009
         COMMON SHARES ISSUED:
         Conversion of Series H Preferred Shares                                  5,495
         Conversion of Series I Preferred Shares                              1,912,263
         Employee Share Purchase Plan                                            98,483
         Dividend Reinvestment - DRIP Plan                                        9,838
         Share Purchase - DRIP Plan                                              12,716
         Exercise of options                                                    705,393
         Restricted share grants, net                                           300,738
         Conversion of OP Units                                                 931,586
         Profit-sharing contribution/401(k) Plan                                 30,260
         ------------------------------------------------------------------------------
         Common Shares outstanding at June 30, 1999                         122,236,781
         ------------------------------------------------------------------------------

         The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest are collectively referred to as the "Minority Interests". As of June 30, 1999, the Minority Interests held 12,644,403 OP Units, which included the OP Unit equivalent of 157,382 for the Junior Convertible Preference Units that were outstanding at June 30, 1999. As a result, the Minority Interests had a 9.37% interest in the Operating Partnership at June 30, 1999.

         Assuming conversion of all OP Units and Junior Convertible Preference Units into Common Shares, total Common Shares outstanding at June 30, 1999 would have been 134,881,184.

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

         The following table presents the Company's issued and outstanding Preferred Shares as of June 30, 1999 and December 31, 1998 (amounts are in thousands):

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

       ----------------------------------------------------------------------------------------------------------
                                                                                   JUNE 30,          DECEMBER 31,
                                                                                     1999                1998
       ----------------------------------------------------------------------------------------------------------
       Preferred Shares of beneficial interest, $.01 par value; 100,000,000 shares authorized:

           9 3/8% Series A Cumulative Redeemable Preferred                   $       153,000  $       153,000
            $25 per share, 6,120,000 shares issued and outstanding
            at June 30, 1999 and December 31, 1998

           9 1/8% Series B Cumulative Redeemable Preferred                           125,000          125,000
            $250 per share, 500,000 shares issued and outstanding
            at June 30, 1999 and December 31, 1998

           9 1/8% Series C Cumulative Redeemable Preferred                           115,000          115,000
            $250 per share, 460,000 shares issued and outstanding
            at June 30, 1999 and December 31, 1998

           8.60% Series D Cumulative Redeemable Preferred                            175,000          175,000
            $250 per share, 700,000 shares issued and outstanding
            at June 30, 1999 and December 31, 1998

           Series E Cumulative Convertible Preferred                                  99,925           99,925
            $25 per share, 3,997,000 shares issued and outstanding at June
            30, 1999 and December 31, 1998

           9.65% Series F Cumulative Redeemable Preferred                             57,500           57,500
            $25 per share, 2,300,000 shares issued and outstanding
            at June 30, 1999 and December 31, 1998

           7 1/4% Series G Convertible Cumulative Preferred                          316,250          316,250
            $250 per share, 1,265,000 shares issued and outstanding
            at June 30, 1999 and December 31, 1998

           7.00% Series H Cumulative Convertible Preferred                             3,724            3,914
            $25 per share, 148,952 and 156,551 shares issued and
            outstanding at June 30, 1999 and December 31,
            1998, respectively

           8.82% Series I Cumulative Convertible Preferred                            25,500          100,000
            $25 per share, 1,020,000 and 4,000,000 shares issued
            and outstanding at June 30, 1999 and
            December 31, 1998, respectively

           8.60% Series J Cumulative Convertible Preferred                           114,985          114,985
            $25 per share, 4,599,400 shares issued and outstanding
            at June 30, 1999 and December 31, 1998

           8.29% Series K Cumulative Redeemable Preferred                             50,000           50,000
            $50 per share, 1,000,000 shares issued and outstanding
            at June 30, 1999 and December 31, 1998

           7.625% Series L Cumulative Redeemable Preferred                           100,000          100,000
            $25 per share, 4,000,000 shares issued and outstanding
            at June 30, 1999 and December 31, 1998

       ----------------------------------------------------------------------------------------------------------
                                                                             $     1,335,884  $     1,410,574
       ----------------------------------------------------------------------------------------------------------

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         The following table summarizes the distributions paid to Preferred and Depositary Shareholders and Common Shareholders related to the six months ended June 30, 1999:

                                                                                           FOR THE
                                                        DIVIDEND                      QUARTER OR PERIOD     RECORD
                                                         AMOUNT          DATE PAID          ENDED            DATE
             ---------------------------------------------------------------------------------------------------------
             Series A Preferred Share holders           $0.5859380       04/15/99         03/31/99         03/19/99
                                                        $0.5859370       07/15/99         06/30/99         06/18/99

             Series B Depositary Share holders          $0.5703130       04/15/99         03/31/99         03/19/99
                                                        $0.5703120       07/15/99         06/30/99         06/18/99

             Series C Depositary Share holders          $0.5703130       04/15/99         03/31/99         03/19/99
                                                        $0.5703120       07/15/99         06/30/99         06/18/99

             Series D Depositary Share holders          $0.5375000       04/15/99         03/31/99         03/19/99
                                                        $0.5375000       07/15/99         06/30/99         06/18/99

             Series E Preferred Share holders           $0.4375000       04/01/99         03/31/99         03/19/99
                                                        $0.4375000       07/01/99         06/30/99         06/18/99

             Series F Preferred Share holders           $0.6031250       04/15/99         03/31/99         03/19/99
                                                        $0.6031250       07/15/99         06/30/99         06/18/99

             Series G Depositary Share holders          $0.4531250       04/15/99         03/31/99         03/19/99
                                                        $0.4531250       07/15/99         06/30/99         06/18/99

             Series H Preferred Share holders           $0.4375000       03/31/99         03/31/99         03/19/99
                                                        $0.4375000       06/30/99         06/30/99         06/18/99

             Series I Preferred Share holders           $0.5512500       03/31/99         03/31/99         03/19/99
                                                        $0.5512500       06/30/99         06/30/99         06/18/99

             Series J Preferred Share holders           $0.5375000       03/31/99         03/31/99         03/19/99
                                                        $0.5375000       06/30/99         06/30/99         06/18/99

             Series K Preferred Share holders           $1.0362500       03/31/99         03/31/99         03/19/99
                                                        $1.0362500       06/30/99         06/30/99         06/18/99

             Series L Preferred Share holders           $0.4765625       03/31/99         03/31/99         03/19/99
                                                        $0.4765625       06/30/99         06/30/99         06/18/99

             Common Shares                              $     0.71       04/09/99         03/31/99         03/19/99
                                                        $     0.71       07/09/99         06/30/99         06/18/99

4.       REAL ESTATE ACQUISITIONS

         During the six months ended June 30, 1999, the Company acquired the sixteen Properties listed below, of which nine were acquired from unaffiliated third parties and seven were acquired from an affiliated party. In connection with certain of the acquisitions listed below, the Company

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

assumed mortgage indebtedness of approximately $58.3 million, issued OP Units having a value of approximately $11.3 million and issued Junior Convertible Preference Units having a value of approximately $2.9 million. The cash portion of these transactions was funded primarily from proceeds received from the disposition of certain properties and working capital.

----------------------------------------------------------------------------------------------------------------
     DATE                                                                            NUMBER     PURCHASE PRICE
   ACQUIRED     PROPERTY                        LOCATION                           OF UNITS     (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------
   01/22/99     Fireside Park                   Rockville, MD                          236         $14,279
   01/22/99     Mill Pond                       Glen Burnie, MD                        240          11,745
   01/28/99     Aspen Crossing                  Wheaton, MD                            192          11,386
   02/24/99     Copper Canyon                   Highlands Ranch, CO                    222          16,200
   03/04/99     Siena Terrace                   Lake Forest, CA                        356          33,000
   03/23/99     Greenbriar                      Kirkwood, MO                           218          12,033
   03/24/99     Fairland Gardens                Silver Spring, MD                      400          25,897
   04/28/99     Pine Tree Club                  Wildwood, MO                           150           7,988
   04/28/99     Westbrooke Village I & II       Manchester, MO                         252          12,642
   04/29/99     Brookside                       Frederick, MD                          228          10,809
   04/30/99     Skyview                         Rancho Santa Margarita, CA             260          21,800
   05/20/99     Lincoln at Defoors              Atlanta, GA                            300          25,500
   05/25/99     Rosecliff                       Quincy, MA                             156          18,263
   05/25/99     Canyon Crest                    Santa Clarita, CA                      158          12,500
   06/29/99     Greentree I                     Glen Burnie, MD                        350          15,625
   06/29/99     Greentree III                   Glen Burnie, MD                        207           9,598
----------------------------------------------------------------------------------------------------------------
                                                                                     3,925        $259,265
----------------------------------------------------------------------------------------------------------------

5.       REAL ESTATE DISPOSITIONS

         During the six months ended June 30, 1999, the Company disposed of the eleven Properties listed below to unaffiliated third parties. The Company recognized a net gain for financial reporting purposes of approximately $45.8 million.

   -------------------------------------------------------------------------------------------------------
                                                                                           DISPOSITION
         DATE                                                                NUMBER           PRICE
       DISPOSED    PROPERTY                          LOCATION               OF UNITS      (IN THOUSANDS)
   -------------------------------------------------------------------------------------------------------
      01/06/99     Fox Run                           Little Rock, AR             337          $10,623
      01/06/99     Greenwood Forest                  Little Rock, AR             239            7,533
      01/06/99     Walnut Ridge                      Little Rock, AR             252            7,943
      01/06/99     Williamsburg                      Little Rock, AR             211            6,651
      01/27/99     The Hawthorne                     Phoenix, AZ                 276           20,500
      03/02/99     The Atrium                        Durham, NC                  208           10,750
      03/24/99     Greenbriar                        Kirkwood, MO                218           12,525
      05/06/99     Sandstone at Bear Creek           Euless, TX                   40            2,075
      05/12/99     La Costa Brava/Cedar Cove         Jacksonville, FL            464           17,650
      05/18/99     Lands End                         Pacifica , CA               260           30,100
   -------------------------------------------------------------------------------------------------------
                                                                               2,505         $126,350
   -------------------------------------------------------------------------------------------------------

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6.       COMMITMENTS TO ACQUIRE/DISPOSE OF REAL ESTATE

         As of June 30, 1999, in addition to the Properties that were subsequently acquired as discussed in Note 14 of the Notes to Consolidated Financial Statements, the Company entered into an agreement to acquire one multifamily property containing 919 units from an unaffiliated third party. The expected purchase price is approximately $128 million.

         As of June 30, 1999, in addition to the Properties that were subsequently disposed of as discussed in Note 14 of the Notes to Consolidated Financial Statements, the Company entered into separate agreements to dispose of eleven multifamily properties containing 2,522 units to unaffiliated third parties. The expected combined disposition price is approximately $88.4 million.

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

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED JUNE 30,             QUARTER ENDED JUNE 30,
                                                                 ---------------------------------   ------------------------------
                                                                      1999              1998              1999              1998
                                                                 ---------------------------------   ------------------------------
                                                                         (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
NUMERATOR:
Income before gain on disposition of properties, net,
    extraordinary item, allocation of income to
    Minority Interests and preferred distributions                  $  159,374        $ 122,540          $  80,110        $  63,134

Allocation of income to Minority Interests
                                                                      (14,514)          (8,310)            (7,388)          (4,622)

Distributions to preferred shareholders                               (57,111)         (43,384)           (27,734)         (21,692)

                                                               ---------------------------------   --------------------------------

Income before gain on disposition of properties, net
    and extraordinary item
                                                                        87,749           70,846             44,988           36,820

Gain on disposition of properties, net
                                                                        45,807           11,092             24,391            9,223
Loss on early extinguishment of debt
                                                                         (451)                -              (451)                -
                                                               ---------------------------------   --------------------------------

Numerator for net income per weighted average
    Common Share outstanding                                           133,105           81,938             68,928           46,043

Effect of dilutive securities:
    Allocation of income to Minority Interests
                                                                        14,514            8,310              7,388            4,622
                                                               ---------------------------------   --------------------------------

Numerator for net income per weighted average
    Common Share outstanding - assuming dilution                    $  147,619        $  90,248          $  76,316        $  50,665
                                                               =================================   ================================

DENOMINATOR:
Denominator for net income per weighted
    Average Common Share outstanding                                   119,762           95,394            120,558           97,405

Effect of dilutive securities:
    Contingent incremental employee share options                          742            1,118                908            1,047
    OP Units                                                            13,064            9,683             12,920            9,777
                                                               ---------------------------------   --------------------------------

Denominator for net income per weighted average
    Common Share outstanding - assuming dilution                       133,568          106,195            134,386          108,229
                                                               =================================   ================================

Net income per weighted average Common
    Share outstanding                                                 $   1.11         $   0.86           $   0.57         $   0.47
                                                               =================================   ================================

Net income per weighted average Common
    Share outstanding - assuming dilution                             $   1.11         $   0.85           $   0.57         $   0.47
                                                               =================================   ================================

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED JUNE 30,             QUARTER ENDED JUNE 30,
                                                                  ---------------------------------    ----------------------------
                                                                       1999              1998              1999             1998
                                                                  ---------------------------------    ----------------------------
                                                                        (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
NET INCOME PER WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:

Income before gain on disposition of properties, net
   and extraordinary item per weighted average
   Common Share outstanding                                          $   0.77         $   0.75          $   0.39         $   0.39
Gain on disposition of properties, net
                                                                         0.34             0.11              0.18             0.08
Loss on early extinguishment of debt
                                                                            -                -                 -                -
                                                              ----------------  ---------------    --------------  ---------------

Net income per weighted average Common
   Share outstanding                                                 $   1.11         $   0.86          $   0.57         $   0.47
                                                              ================  ===============    ==============  ===============


NET INCOME PER WEIGHTED AVERAGE COMMON SHARE
  OUTSTANDING - ASSUMING DILUTION:

Income before gain on disposition of properties, net
   and extraordinary item per weighted average
   Common Share outstanding - assuming dilution                      $   0.77         $   0.75          $   0.39         $   0.38
Gain on disposition of properties, net
                                                                         0.34             0.10              0.18             0.09
Loss on early extinguishment of debt
                                                                            -                -                 -                -
                                                              ----------------  ---------------    --------------  ---------------

Net income per weighted average Common
   Share outstanding - assuming dilution                             $   1.11         $   0.85          $   0.57         $   0.47
                                                              ================  ===============    ==============  ===============

CONVERTIBLE PREFERRED SHARES THAT COULD BE CONVERTED INTO 12,761,757 AND 7,623,664 WEIGHTED COMMON SHARES FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998, AND 12,404,422 AND 7,623,507 WEIGHTED COMMON SHARES FOR THE QUARTER ENDED JUNE 30, 1999 AND 1998, RESPECTIVELY, WERE OUTSTANDING BUT WERE NOT INCLUDED IN THE COMPUTATION OF DILUTED EARNINGS PER SHARE BECAUSE THE EFFECTS WOULD BE ANTI-DILUTIVE.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

8.       MORTGAGE NOTES PAYABLE

         On June 1, 1999, the Company refinanced the debt on four existing properties with a net increase in mortgage indebtedness of approximately $18.0 million. During the quarter ended June 30, 1999, the Company repaid the outstanding mortgage balances on two Properties in the aggregate amount of $9.3 million. In connection with the above transactions, the Company incurred prepayment penalties of $0.5 million, which have been classified as losses on early extinguishment of debt.

         As of June 30, 1999, the Company had outstanding mortgage indebtedness of approximately $2.3 billion encumbering 217 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $312.7 million) was approximately $3.7 billion. The mortgage notes payables are generally due in monthly installments of principal and interest. In connection with the Properties acquired during the six months ended June 30, 1999, the Company assumed the outstanding mortgage balances on seven Properties in the aggregate amount of $58.3 million.

         As of June 30, 1999, scheduled maturities for the Company's outstanding mortgage indebtedness are at various dates through October 1, 2030. During the six months ended June 30, 1999, the effective interest cost on all of the Company's debt was 7.02%.

9.       NOTES

         On May 15, 1999, the Company repaid the 1999 Notes.

         On June 17, 1999, the Company refinanced the bond indebtedness collateralized by four existing properties. The bond indebtedness on all four properties totaling $75.8 million is now unsecured.

         In June 1999, the Operating Partnership issued $300 million of redeemable unsecured fixed rate notes (the "June 2004 Notes") in connection with the Debt Shelf Registration in a public debt offering (the "Seventh Public Debt Offering"). The June 2004 Notes were issued at a discount, which is being amortized over the life of the June 2004 Notes on a straight-line basis. The June 2004 Notes are due June 23, 2004. The annual interest rate on the June 2004 Notes is 7.10%, which is payable semiannually in arrears on December 23 and June 23, commencing December 23, 1999. The Operating Partnership received net proceeds of approximately $298 million in connection with this issuance.

         As of June 30, 1999, the Company had outstanding unsecured notes of approximately $2.3 billion, net of a $5.0 million discount and including an $8.1 million premium.

10.      LINES OF CREDIT

         The Company has a revolving credit facility with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") and Bank of America Illinois ("Bank of America") as co-agents

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

to provide the Operating Partnership with potential borrowings of up to $500 million. As of June 30, 1999, $40 million was outstanding under this facility, bearing interest at a weighted average rate of 5.40%.

         In connection with the MRY Merger, the Company assumed an additional credit facility with First Union Bank as agent with potential borrowings of up to $120 million. As of June 30, 1999, $45 million was outstanding under this facility, bearing interest at a weighted average rate of 5.46%.

11.      DEPOSITS - RESTRICTED

         Deposits-restricted as of June 30, 1999 primarily included a deposit in the amount of $25 million held in a third party escrow account to provide collateral for third party construction financing in connection with two separate joint venture agreements. Also, approximately $19.3 million was held in third party escrow accounts, representing proceeds received in connection with the Company's disposition of three properties and earnest money deposits made for additional acquisitions. In addition, approximately $26.4 million was for tenant security, utility deposits, and other deposits for certain of the Company's Properties.

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

         In regard to the joint venture agreements with two multifamily residential real estate developers during the six months ended June 30, 1999, the Company funded a total of $44.3 million and during the remainder of 1999 the Company expects to fund approximately $24.1 million in connection with these agreements. Also in connection with these two agreements, the Company has an obligation to fund up to an additional $55 million to guarantee third party construction financing.

         In regard to certain other properties that were under development and/or expansion during the six months ended June 30, 1999, the Company funded $7.9 million. During the remainder of 1999, the Company expects to fund $43.1 million related to the continued development and/or expansion of as many as five Properties.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         In regards to certain properties that were under earnout/development agreements, during the six months ended June 30, 1999, the Company funded the following:

-    $16.2 million relating to the acquisition of Copper Canyon Apartments,
- $22.8 million relating to the acquisition of Skyview Apartments, which included a $1.0 million advance of the earnout payment to the developer of Skyview; and
-    $18.3 million relating to the acquisition of Rosecliff Apartments.

         Subsequent to June 30, 1999, the Company funded an additional $1 million earnout payment to the developer of Copper Canyon as certain specified operation levels were achieved. During the remainder of 1999, the Company expects to fund approximately $3.1 million related to other earnout/development projects.

         In connection with the Wellsford Merger, the Company has provided a $14.8 million credit enhancement with respect to bonds issued to finance certain public improvements at a multifamily development project. Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Company has agreed to purchase up to 1,000,000 shares of WRP Newco Series A Preferred at $25.00 per share on a standby basis over a three-year period ending on May 30, 2000. As of June 30, 1999, no shares of WRP Newco Series A Preferred had been acquired by the Company.

         In connection with the MRY Merger, the Company extended a $25 million, one year, non-revolving Senior Debt Agreement to MRYP Spinco. On June 24, 1999, MRYP Spinco repaid the Senior Note outstanding balance of $18.3 million and there is no further obligation by either party in connection with this agreement.

13.      REPORTABLE SEGMENTS

         The following tables set forth the reconciliation of net income and total assets for the Company's reportable segments for the six months and quarter ended June 30, 1999 and net income for the six months and quarter ended June 30, 1998.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                   SIX MONTHS ENDED JUNE 30, 1999                         RENTAL REAL       CORPORATE/
                       (AMOUNTS IN THOUSANDS)                             ESTATE (1)        OTHER (2)      CONSOLIDATED
  -----------------------------------------------------------------------------------------------------------------------
  Rental income                                                            $  819,178          $     -       $    819,178
  Property and maintenance expense                                           (196,865)               -           (196,865)
  Real estate tax and insurance expense                                       (84,515)               -            (84,515)
  Property management expense                                                 (27,973)               -            (27,973)
                                                                    -----------------------------------------------------
  Net operating income                                                        509,825                -            509,825
  Fee and asset management income                                                   -            2,414              2,414
  Interest income - investment in mortgage notes                                    -            5,644              5,644
  Interest and other income                                                         -           11,323             11,323
  Fee and asset management expense                                                  -           (1,624)            (1,624)
  Depreciation expense on non-real estate assets                                    -           (3,423)            (3,423)
  Interest expense:
      Expense incurred                                                              -         (158,499)          (158,499)
      Amortization of deferred financing costs                                      -           (1,661)            (1,661)
  General and administrative expense                                                -          (10,914)           (10,914)
  Preferred distributions                                                           -          (57,111)           (57,111)
  Adjustment for depreciation expense related to
      equity in unconsolidated joint ventures                                       -              551                551
                                                                    -----------------------------------------------------
  Funds from operations available to Common Shares
     and OP Units                                                              509,825        (213,300)           296,525
  Depreciation expense on real estate assets                                  (193,711)              -           (193,711)
  Gain on disposition of properties, net                                        45,807               -             45,807
  Loss on early extinguishment of debt                                                            (451)              (451)
  Income allocated to Minority Interests                                             -         (14,514)           (14,514)
  Adjustment for depreciation expense related  to
     equity in unconsolidated joint ventures                                         -            (551)              (551)
                                                                    -----------------------------------------------------

  Net income available to Common Shares                                     $  361,921     $  (228,816)      $    133,105
                                                                    =====================================================

  Investment in real estate, net of accumulated depreciation
     as of June 30, 1999                                                   $10,246,211     $   15,428        $ 10,261,639
                                                                    =====================================================

  Total assets as of June 30, 1999                                         $10,279,055     $  562,754        $ 10,841,809
                                                                    =====================================================

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                   SIX MONTHS ENDED JUNE 30, 1998                      RENTAL REAL      CORPORATE/
                       (AMOUNTS IN THOUSANDS)                          ESTATE (1)       OTHER (2)      CONSOLIDATED
  ------------------------------------------------------------------------------------------------------------------
  Rental income                                                        $   571,370         $      -     $  571,370
  Property and maintenance expense                                        (138,303)               -       (138,303)
  Real estate tax and insurance expense                                    (56,484)               -        (56,484)
  Property management expense                                              (25,007)               -        (25,007)
                                                                   -------------------------------------------------
  Net operating income                                                     351,576                -        351,576
  Fee and asset management income                                                -            2,790          2,790
  Interest income - investment in mortgage notes                                 -           10,221         10,221
  Interest and other income                                                      -            9,010          9,010
  Fee and asset management expense                                               -           (2,247)        (2,247)
  Depreciation expense on non-real estate assets                                 -           (2,523)        (2,523)
  Interest expense:
      Expense incurred                                                           -         (105,651)      (105,651)
      Amortization of deferred financing costs                                   -           (1,275)        (1,275)
  General and administrative expense                                             -           (9,974)        (9,974)
  Preferred distributions                                                        -          (43,384)       (43,384)
                                                                                 -
  Adjustment for amortization of deferred financing costs
      related to predecessor business                                            -               35             35
                                                                   -------------------------------------------------
  Funds from operations available to Common Shares
      and OP Units                                                         351,576         (142,998)       208,578
  Depreciation expense on real estate assets                              (129,387)               -       (129,387)
  Gain on disposition of properties, net                                    11,092                -         11,092
  Income allocated to Minority Interests                                         -           (8,310)        (8,310)
  Adjustment for amortization of deferred financing costs
      related to predecessor business                                            -              (35)           (35)
                                                                   -------------------------------------------------

  Net income available to Common Shares                                   $233,281        $(151,343)    $   81,938
                                                                   =================================================

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                    QUARTER ENDED JUNE 30, 1999                        RENTAL REAL      CORPORATE/
                       (AMOUNTS IN THOUSANDS)                          ESTATE (1)       OTHER (2)      CONSOLIDATED
  ------------------------------------------------------------------------------------------------------------------
  Rental income                                                        $  413,116          $     -      $   413,116
  Property and maintenance expense                                        (99,818)               -          (99,818)
  Real estate tax and insurance expense                                   (42,467)               -          (42,467)
  Property management expense                                             (13,772)               -          (13,772)
                                                                   -------------------------------------------------
  Net operating income                                                    257,059                -          257,059
  Fee and asset management income                                               -            1,180            1,180
  Interest income - investment in mortgage notes                                -            2,749            2,749
  Interest and other income                                                     -            5,277            5,277
  Fee and asset management expense                                              -             (757)            (757)
  Depreciation expense on non-real estate assets                                -           (1,719)          (1,719)
  Interest expense:
      Expense incurred                                                          -          (79,302)         (79,302)
      Amortization of deferred financing costs                                  -             (816)            (816)
  General and administrative expense                                            -           (5,047)          (5,047)
  Preferred distributions                                                       -          (27,734)         (27,734)
  Adjustment for depreciation expense related to
      equity in unconsolidated joint ventures                                   -              276              276
                                                                   -------------------------------------------------
  Funds from operations available to Common Shares
     and OP Units                                                         257,059         (105,893)         151,166
  Depreciation expense on real estate assets                              (98,514)               -          (98,514)
  Gain on disposition of properties, net                                   24,391                -           24,391
  Loss on early extinguishment of debt                                          -             (451)            (451)
  Income allocated to Minority Interests                                        -           (7,388)          (7,388)
  Adjustment for depreciation expense related to
     equity in unconsolidated joint ventures                                    -             (276)            (276)
                                                                   -------------------------------------------------
  Net income available to Common Shares                               $   182,936        $(114,008)    $     68,928
                                                                   =================================================

  Investment in real estate, net of accumulated depreciation
      as of June 30, 1999                                             $ 10,246,211       $   15,428    $ 10,261,639
                                                                   =================================================

  Total assets as of June 30, 1999                                    $ 10,279,055       $  562,754    $ 10,841,809
                                                                   =================================================

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                    QUARTER ENDED JUNE 30, 1998                        RENTAL REAL      CORPORATE/
                       (AMOUNTS IN THOUSANDS)                          ESTATE (1)       OTHER (2)      CONSOLIDATED
  ------------------------------------------------------------------------------------------------------------------
  Rental income                                                        $  294,144          $      -      $  294,144
  Property and maintenance expense                                        (71,391)                -         (71,391)
  Real estate tax and insurance expense                                   (29,041)                -         (29,041)
  Property management expense                                             (13,516)                -         (13,516)
                                                                   -------------------------------------------------
  Net operating income                                                    180,196                 -         180,196
  Fee and asset management income                                               -             1,430           1,430
  Interest income - investment in mortgage notes                                -             5,290           5,290
  Interest and other income                                                     -             6,186           6,186
  Fee and asset management expense                                              -            (1,197)         (1,197)
  Depreciation expense on non-real estate assets                                -            (1,358)         (1,358)
  Interest expense:
      Expense incurred                                                          -           (55,397)        (55,397)
      Amortization of deferred financing costs                                  -              (651)           (651)
  General and administrative expense                                            -            (5,203)         (5,203)
  Preferred distributions                                                       -           (21,692)        (21,692)
  Adjustment for amortization of deferred financing costs
      related to predecessor business                                           -                23              23
                                                                   -------------------------------------------------
  Funds from operations available to Common Shares
      and OP Units                                                        180,196           (72,569)        107,627
  Depreciation expense on real estate assets                              (66,162)                -         (66,162)
  Gain on disposition of properties, net                                    9,223                 -           9,223
  Income allocated to Minority Interests                                        -            (4,622)         (4,622)
  Adjustment for amortization of deferred financing costs
      related to predecessor business                                           -               (23)            (23)
                                                                   -------------------------------------------------
  Net income available to Common Shares                                $  123,257          $(77,214)     $   46,043
                                                                   =================================================

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

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

14.      SUBSEQUENT EVENTS

         On July 1, 1999, the Company disposed of The Willows Apartments, a 250-unit multifamily property located in Knoxville, TN, to an unaffiliated third party for a total sales price of $12 million.

         On July 1, 1999, the Company announced that they have entered into a definitive agreement and plan of merger with Lexford Residential Trust ("Lexford"). The Lexford portfolio of 402 properties consists of 36,609 units in sixteen states. The tax-free merger calls for EQR to issue approximately 4.4 million new common shares and assume approximately $533 million of debt. The closing of this pending transaction is subject to entering into a binding agreement, shareholder approval and certain other contingencies and conditions; therefore, there can be no assurance that this transaction will be consummated or that the final terms thereof will not differ in material respects from those summarized above.

         On July 14, 1999, the Company acquired Brookdale Village Apartments, a 252-unit multifamily property located in Naperville, IL, from an unaffiliated third party for a purchase price of approximately $19.6 million, which included the assumption of approximately $11.6 million of mortgage indebtedness.

         On July 21, 1999, the Company filed a Form S-8 with the SEC to register an additional 4.5 million common shares for eventual grant and issuance under EQR's Fifth Amended and Restated 1993 Share Option and Share Award Plan.

         On July 23, 1999, the Company filed a Form S-4 with the SEC representing the joint prospectus/information statement for the merger of EQR and Lexford.

         On July 26, 1999, the Company disposed of Tivoli Lakes Club Apartments, a 278-unit multifamily property located in Deerfield Beach, FL, to an unaffiliated third party for a total sales price of $17 million.

         On July 29, 1999, the Company acquired Longfellow Place Apartments, a 710-unit multifamily property along with one ten story office building and two parking garages all located in Boston, MA, from an unaffiliated third party for a purchase price of approximately $237 million, which included the issuance of OP Units having an approximate value of $13.9 million, the issuance of Preference Units having an approximate value of $0.2 million and was partially financed by the issuance of new mortgage indebtedness of approximately $126.5 million, which is being collateralized by eleven previously unencumbered assets (not including Longfellow Place).

         On July 29, 1999, the Company disposed of The Seasons Apartments, a 120-unit multifamily property located in Boise, ID, to an unaffiliated third party for a total sales price of $6 million.

         On July 30, 1999, the Company acquired Greentree II Apartments, a 239-unit multifamily property located in Glen Burnie, MD, from an affiliated party for a purchase price of approximately $10.9 million.

                           EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis of the results of operations and financial condition of the Company should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Company's ability to control the Operating Partnership, the Management Partnerships, the Financing Partnerships, the LLCs, and Merry Land DownREIT I LP, each entity has been consolidated with the Company for financial reporting purposes. Capitalized terms used herein and not defined, are as defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

RESULTS OF OPERATIONS

The acquired properties are presented in the Consolidated Financial Statements of the Company from the date of each acquisition or the closing dates of the Mergers. During the year ended 1998, the Company acquired 207 properties containing 55,143 units and four properties under development representing 1,378 units (the "1998 Acquired Properties"). In addition, during the six months ended June 30, 1999, the Company acquired sixteen properties containing 3,925 units (the "1999 Acquired Properties").

         The Company also disposed of twenty properties containing 4,719 units during 1998 (the "1998 Disposed Properties"); and eleven properties containing 2,505 units during the six months ended June 30, 1999 (the "1999 Disposed Properties").

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company's overall results of operations for the six months ended June 30, 1999 and 1998 have been significantly impacted by the Company's acquisition and disposition activity. The significant changes in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense, property management and interest expense can all primarily be attributed to the acquisition of the 1998 Acquired Properties and the 1999 Acquired Properties, partially offset by the disposition of the 1998 Disposed Properties and the 1999 Disposed Properties. The impact of the 1998 Acquired Properties, the 1999 Acquired Properties, the 1998 Disposed Properties and the 1999 Disposed Properties is discussed in greater detail in the following paragraphs.

         Properties that the Company owned for all of both six month periods ended June 30, 1999 and June 30, 1998 (the "Six-Month 1999 Same Store Properties"), which represented 126,790 units, impacted the Company's results of operations. Properties that the Company owned for all of both the quarters ended June 30, 1999 and June 30, 1998 (the "Second-Quarter 1999 Same Store Properties"), which represented 130,182 units, also impacted the Company's results of operations. Both the Six-Month 1999 Same Store Properties and Second-Quarter 1999 Same Store Properties are discussed in the following paragraphs.

 COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED JUNE 30, 1998

         For the six months ended June 30, 1999, income before gain on disposition of properties, net, extraordinary item and allocation to Minority Interests increased by $36.8 million when compared to the six months ended June 30, 1998. This increase was primarily due to the acquisition of the 1998 Acquired Properties and the 1999 Acquired Properties as well as increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, interest expense and general and administrative expenses.

         In regard to the Six-Month 1999 Same Store Properties, total revenues increased by approximately $20.1 million to $544.6 million or 3.83% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $2.7 million or 1.36%. This increase was primarily the result of higher on-site compensation costs and an increase in real estate taxes on certain properties, but was partially offset by lower expenses for leasing and advertising, administrative, maintenance and start-up costs.

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

         Interest expense, including amortization of deferred financing costs, increased by approximately $53.2 million. This increase was primarily the result of an increase in the Company's average indebtedness outstanding which increased by $1.6 billion. However, the Company's effective interest costs decreased from 7.23% for the six months ended June 30, 1998 to 7.02% for the six months ended June 30, 1999.

         General and administrative expenses, which include corporate operating expenses, increased approximately $0.9 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel. However, by gaining certain economies of scale with a much larger operation these expenses as a percentage of total revenues were 1.30% for the six months ended June 30, 1999 compared to 1.68% of total revenues for the six months ended June 30, 1998.

    COMPARISON OF QUARTER ENDED JUNE 30, 1999 TO QUARTER ENDED JUNE 30, 1998

         For the quarter ended June 30, 1999, income before gain on disposition of properties, net, extraordinary item and allocation to Minority Interests increased by approximately $17 million when compared to the quarter ended June 30, 1998. This increase was primarily due to the acquisition of the 1998 Acquired Properties and the 1999 Acquired Properties as well as increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, and interest expense.

         In regard to the Second Quarter 1999 Same Store Properties, total revenues increased by approximately $9.7 million or 3.57% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $0.4 million or 0.38%. This increase was primarily the result of higher on-site compensation costs and an increase in real estate taxes on certain properties, but was partially offset by lower expenses for leasing and advertising, administrative and maintenance.

         Property management represents expenses associated with the self-management of the Company's Properties. These expenses increased by approximately $0.3 million primarily due to the continued expansion of the Company's property management business.

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

that were formerly only fee-managed.

         Interest expense, including amortization of deferred financing costs, increased by approximately $24.1 million. This increase was primarily the result of an increase in the Company's average indebtedness outstanding which increased by $1.5 billion. However, the Company's effective interest costs decreased from 7.20% for the quarter ended June 30, 1998 to 6.95% for the quarter ended June 30, 1999.

         General and administrative expenses, which include corporate operating expenses, decreased approximately $0.2 million between the periods under comparison. These expenses as a percentage of total revenues were 1.20% for the quarter ended June 30, 1999 compared to 1.69% of total revenues for the quarter ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 1, 1999, the Company had approximately $4 million of cash and cash equivalents and $330 million available on its lines of credit, of which $12 million was restricted. After taking into effect the various transactions discussed in the following paragraphs, the Company's cash and cash equivalents balance at June 30, 1999 was approximately $95.5 million and the amount available on the Company's lines of credit was $535 million, of which $12 million was restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash used by investing activities and net cash provided by (used by) financing activities, all of which are presented in the Company's Statements of Cash Flows.

         Part of the Company's strategy in funding the purchase of multifamily properties, funding its Properties in the development stage and the funding of the Company's investment in two joint ventures with multifamily real estate developers is to utilize its lines of credit and to subsequently repay the lines of credit from the issuance of additional equity or debt securities or the disposition of Properties. Utilizing this strategy during the first six months of 1999, the Company:

-    issued the June 2004 Notes and received net proceeds of $298 million;
- refinanced four Properties and received additional net proceeds of $18 million;
-    disposed of eleven properties and received net proceeds of $125.2 million;
     and
- issued approximately 0.8 million Common Shares and received net proceeds of $29.6 million.

All of these proceeds were utilized to either:

-    purchase additional properties;
-    provide funding for properties in the development stage; and/or
-    repay the lines of credit and mortgage indebtedness on certain
     Properties.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         With respect to the 1999 Acquired Properties, the Company assumed and/or entered into new mortgage indebtedness of approximately $58.3 million, issued OP Units with a value of $11.3 million and issued Junior Convertible Preference Units with a value of $2.9 million. The total purchase price of the 1999 Acquired Properties was approximately $259.3 million.

         Subsequent to June 30, 1999 and through August 9, 1999, the Company acquired three additional properties containing 1,201 units for a total purchase price of approximately $267.5 million, which included the assumption of and/or issuance of new mortgage indebtedness of approximately $138.1 million, the issuance of OP Units having an approximate value of $13.9 million and the issuance of Junior Convertible Preference Units having an approximate value of $0.2 million.

         Subsequent to June 30, 1999 and through August 9, 1999, the Company disposed of three properties for a total sales price of $35 million. These proceeds will be utilized to purchase additional properties. The Company anticipates that it will continue to sell certain Properties in the portfolio.

         In regard to the joint venture agreements with two multifamily residential real estate developers during the six months ended June 30, 1999, the Company funded a total of $44.3 million and during the remainder of 1999 the Company expects to fund approximately $24.1 million in connection with these agreements. Also in connection with these two agreements, the Company has an obligation to fund up to an additional $55 million to guarantee third party construction financing.

         In regard to certain other properties that were under development and/or expansion during the six months ended June 30, 1999, the Company funded $7.9 million. During the remainder of 1999, the Company expects to fund $43.1 million related to the continued development and/or expansion of as many as five Properties.

         In regards to certain properties that were under earnout/development agreements, during the six months ended June 30, 1999, the Company funded the following:

-    $16.2 million relating to the acquisition of Copper Canyon Apartments,
- $22.8 million relating to the acquisition of Skyview Apartments, which included a $1.0 million advance of the earnout payment to the developer of Skyview; and
-    $18.3 million relating to the acquisition of Rosecliff Apartments.

         Subsequent to June 30, 1999, the Company funded an additional $1 million earnout payment to the developer of Copper Canyon as certain specified operation levels were achieved. During the remainder of 1999, the Company expects to fund approximately $3.1 million related to other earnout/development projects.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         In May 1999, the Company repaid its 1999 Notes that matured on May 15, 1999. The $125 million repayment was funded from borrowings under the Company's lines of credit. In addition, during the first six months of 1999, the Company repaid $9.3 million of mortgage indebtedness on two of its Properties. These repayments were funded from the Company's lines of credit and/or from disposition proceeds.

         As of June 30, 1999, the Company had total indebtedness of approximately $4.7 billion, which included mortgage indebtedness of $2.3 billion (including premiums of $3.9 million), of which $840.7 million represented tax-exempt bond indebtedness, and unsecured debt of $2.3 billion (including net discounts and premiums in the amount of $3.1 million), of which $111.4 million represented tax-exempt bond indebtedness.

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

         During the six months ended June 30, 1999, total capital expenditures for the Company approximated $59.4 million. Of this amount, approximately $21.1 million, or $175 per unit, related to capital improvements and major repairs for the 1997, 1998 and 1999 Acquired Properties. Capital improvements and major repairs for all of the Company's pre-EQR IPO properties and 1993, 1994, 1995 and 1996 Acquired Properties approximated $12.7 million, or $198 per unit. Capital spent for replacement-type items approximated $22 million, or $119 per unit. Also included in total capital expenditures was approximately $3.6 million expended for non-real estate additions such as computer software, computer equipment, and furniture and fixtures and leasehold improvements for the Company's property management offices and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for the remaining portion of 1999 are budgeted to be approximately $60 million.

         Minority Interests as of June 30, 1999 decreased by $12.1 million when compared to December 31, 1998. The primary factors that impacted this account during the six month period were distributions declared to Minority Interests, which amounted to $18.3 million for the six month period, the allocation of income from operations in the amount of $14.5 million and the conversion of OP Units into Common Shares and the issuance of Common Shares and OP Units during the six months ended June 30, 1999.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Total distributions paid in July 1999 amounted to approximately $117 million, which included distributions declared for the quarter ended June 30, 1999.

         The Company expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing Properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its lines of credit. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, reduction of outstanding amounts under its lines of credit, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities including additional OP Units as well as from undistributed FFO and proceeds received from the disposition of certain Properties. In addition, the Company has certain uncollateralized Properties available for additional mortgage borrowings in the event that the public capital markets are unavailable to the Company or the cost of alternative sources of capital to the Company is too high.

         The Company has a revolving credit facility with Morgan Guaranty and Bank of America as co-agents to provide the Operating Partnership, with potential borrowings of up to $500 million. This credit facility matures in November 1999 and will continue to be used to fund property acquisitions, costs for certain Properties under development and short term liquidity requirements. As of August 9, 1999, $90 million was outstanding under this facility.

         In connection with the MRY Merger, the Company assumed a second revolving credit facility with First Union Bank as agent with potential borrowings of up to $120 million. This credit facility matures in September 2000 and will also be used to fund property acquisitions, costs for certain Properties under development and short term liquidity requirements. As of August 9, 1999, no amounts were outstanding under this facility.

         The Company anticipates closing on a new revolving credit facility in mid-August 1999 for potential borrowings of up to $700 million. The existing revolving credit facilities will be repaid in full and terminated upon the closing of the new facility.

         In connection with the Wellsford Merger, the Company provided a $14.8 million credit enhancement with respect to bonds issued to finance certain public improvements at a multifamily development project. Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Company has agreed to purchase up to 1,000,000 shares of WRP Newco Series A Preferred at $25.00 per share on a standby basis over a three-year period ending on May 30, 2000. As of August 9, 1999, no shares of WRP Newco Series A Preferred had been acquired by the Company.

         In conjunction with the MRY Merger in October 1998, the Company entered into six

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

joint venture agreements with MRYP Spinco, the entity spun-off in the MRY Merger. The Company contributed six properties with an initial value of $52.7 million in return for a 50% ownership interest in each joint venture. In return for the spin-off of certain assets and liabilities to MRYP Spinco, the Company received (from MRYP Spinco) a Subordinated Note receivable totaling $20 million, a preferred stock investment with an initial value of $5 million and a $25 million, one year, non-revolving Senior Note receivable with an initial value of $18.3 million. On June 24, 1999, the Subordinated Note receivable, the preferred stock investment and the Senior Note receivable were all repaid by MRYP Spinco for a total amount of $41 million, which represented a discount of $2.3 million on the combined outstanding balance of these instruments and there is no further obligation by either party in connection therewith.

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

         The Company anticipates that previously scheduled system upgrades to many of its IT systems will remediate any existing Year 2000 problems. The Company is currently in the process of testing and implementing the majority of its Year 2000 IT and non-IT system projects with completion anticipated during the third quarter of 1999. The Company has estimated that the total Year 2000 project cost will approximate $1 million, of which approximately 90% has been incurred as of June 30, 1999. During the first six months of 1999, the primary focus of the Year 2000 remediation efforts has been on implementing and testing the previously scheduled upgrades and Year 2000 compliant versions of existing IT systems as well as continuing the assessment of the Company's exposure regarding non-IT systems at property sites. Of the remaining $100,000 budgeted to complete the Company's Year 2000 remediation project, approximately $50,000 has been allocated to engage Year 2000 consultants to help the Company monitor its IT compliance progress and to complete final IT testing and implementation. The remaining $50,000 has been allocated to remediate non-IT systems at various property sites. The estimates are based on management's best estimates, which were derived utilizing numerous assumptions of future events, and there can be no guarantees that these estimates will be

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

FUNDS FROM OPERATIONS

         The Company generally considers Funds From Operations ("FFO") to be one measure of the performance of real estate companies. The resolution adopted by the Board of Governors of NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company believes that FFO is helpful to investors as a measure of the performance of a real estate company because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Company's calculation of FFO represents net income available to Common Shares, excluding gains on dispositions of properties and gains/losses on early extinguishment of debt, plus depreciation on real estate assets, income allocated to Minority Interests and amortization of deferred financing costs related to the Predecessor Business. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies and, accordingly, may not be comparable to such other real estate companies.

         For the six months ended June 30, 1999, FFO increased by $87.9 million representing a

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


42.2% increase when compared to the six months ended June 30, 1998. For the quarter ended June 30, 1999, FFO increased by $43.5 million representing a 40.5% increase when compared to the quarter ended June 30, 1998.

         The following is a reconciliation of net income available to Common Shares to FFO available to Common Shares and OP Units for the six months and quarters ended June 30, 1999 and 1998:

----------------------------------------------------------------------------------------------------------------------
                                                          Six Months      Six Months        Quarter         Quarter
                                                             Ended           Ended           Ended           Ended
                                                            6/30/99         6/30/98         6/30/99         6/30/98
----------------------------------------------------------------------------------------------------------------------
Net income available to Common Shares                  $      133,105  $       81,938   $      68,928   $      46,043
Adjustments:
     Income allocated to Minority Interests                    14,514           8,310           7,388           4,622
     Depreciation on real estate assets*                      194,262         129,387          98,790          66,162
     Amortization of deferred financing
       costs related to predecessor business                        -              35               -              23
     Loss on early extinguishment of debt                         451               -             451               -
     Gain on disposition of properties, net                  (45,807)        (11,092)        (24,391)         (9,223)
----------------------------------------------------------------------------------------------------------------------
FFO available to Common Shares and
  OP Units                                             $      296,525  $      208,578   $     151,166   $     107,627
----------------------------------------------------------------------------------------------------------------------

* Includes $551 and $276 related to the Company's share of depreciation from unconsolidated joint ventures for the six months and quarter ended June 30, 1999, respectively.

                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no new or significant developments related to the legal proceedings that were discussed in Part I, Item III of the Company's Form 10-K for the year ended December 31, 1998.

ITEM 5.  OTHER INFORMATION

         Any proposal which a stockholder intends to present at the annual meeting of stockholders in 2000 must be received by the Company by December 1, 1999 in order to be eligible for inclusion in the proxy statement and proxy form relating to such meeting. In addition, if any business should properly come before such annual meeting other than that which is stated in such proxy statement, then, if the Company does not receive timely notice of the matter, the persons designated in such proxy form will vote or refrain from voting in respect thereof in accordance with the judgment of the persons voting such proxies. To be timely, a shareholder's notice shall be delivered to the secretary of the Company at the Company's principal executive offices no later than January 1, 2000 and no earlier than December 1, 1999. Such notice also must otherwise comply with the provisions of the Company's bylaws.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits:

3.2      Third Amended and Restated bylaws of Equity Residential Properties
           Trust.
12       Computation of Ratio of Earnings to Fixed Charges.


(B) Reports on Form 8-K:

None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       EQUITY RESIDENTIAL PROPERTIES TRUST

Date: August 12, 1999      By:  /s/              Bruce C. Strohm
      ---------------                ------------------------------------------
                                                 Bruce C. Strohm
                                     Executive Vice President, General Counsel
                                                   and Secretary


Date: August 12, 1999      By: /s/                Michael J. McHugh
      ---------------                -------------------------------------------
                                                  Michael J. McHugh
                                      Executive Vice President, Chief Accounting
                                              Officer and Treasurer