Form 10-Q
period 1999-09-30
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 1999-11-12
CIK 906107

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-12252

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             (Exact Name of Registrant as Specified in its Charter)

                        MARYLAND                                             13-3675988
(State or Other Jurisdiction of Incorporation or Organization)  (I.R.S. Employer Identification  No.)

             TWO NORTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS            60606
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

AT NOVEMBER 8, 1999, 126,415,291 OF THE REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST WERE OUTSTANDING.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                         SEPTEMBER 30,      DECEMBER 31,
                                                                             1999               1998
                                                                      ------------------  -----------------
   ASSETS
   Investment in real estate
     Land                                                             $        1,457,213  $       1,326,148
     Depreciable property                                                      9,951,666          9,519,579
     Construction in progress                                                     32,563             96,336
                                                                      ------------------  -----------------
                                                                              11,441,442         10,942,063
     Accumulated depreciation                                                   (989,049)          (718,491)
                                                                      ------------------  -----------------
   Investment in real estate, net of accumulated depreciation                 10,452,393         10,223,572

   Real estate held for disposition                                               13,457             29,886
   Cash and cash equivalents                                                      62,805              3,965
   Investment in mortgage notes, net                                              85,295             88,041
   Rents receivable                                                                1,602              4,758
   Deposits - restricted                                                         128,808             69,339
   Escrow deposits - mortgage                                                     73,236             68,725
   Deferred financing costs, net                                                  34,549             27,569
   Other assets                                                                  196,965            184,405
                                                                      ------------------  -----------------
          TOTAL ASSETS                                                $       11,049,110  $      10,700,260
                                                                      ------------------  -----------------
                                                                      ------------------  -----------------
   LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities:
     Mortgage notes payable                                           $        2,456,349  $       2,341,011
     Notes, net                                                                2,299,197          2,049,516
     Lines of credit                                                              90,000            290,000
     Accounts payable and accrued expenses                                       129,600            100,926
     Accrued interest payable                                                     62,615             46,176
     Rents received in advance and other liabilities                              59,795             54,616
     Security deposits                                                            35,715             37,439
     Distributions payable                                                       121,145             18,755
                                                                      ------------------  -----------------
          TOTAL LIABILITIES                                                    5,254,416          4,938,439
                                                                      ------------------  -----------------
   COMMITMENTS AND CONTINGENCIES

   Minority Interests                                                            460,463            431,374
                                                                      ------------------  -----------------
   Shareholders' equity:
      Preferred Shares of beneficial interest, $.01 par value;
          100,000,000 shares authorized; 26,106,652 shares issued
          and outstanding as of September 30, 1999 and 29,097,951
          shares issued and outstanding as of December 31, 1998                1,335,791          1,410,574
      Common Shares of beneficial interest, $.01 par value;
          350,000,000 shares authorized; 122,387,184 shares issued
          and outstanding as of September 30, 1999 and 118,230,009
          shares issued and outstanding as of December 31, 1998                    1,224              1,182
      Paid in capital                                                          4,310,913          4,169,102
      Employee notes                                                              (4,729)            (4,873)
      Distributions in excess of accumulated earnings                           (308,968)          (245,538)
                                                                      ------------------  -----------------
          Total shareholders' equity                                           5,334,231          5,330,447
                                                                      ------------------  -----------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $       11,049,110  $      10,700,260
                                                                      ------------------  -----------------
                                                                      ------------------  -----------------

                              SEE ACCOMPANYING NOTES

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED                  QUARTER ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                        -----------------------------   --------------------------
                                                              1999            1998              1999          1998
                                                        -------------  --------------    -------------  ------------
REVENUES
  Rental income                                         $   1,243,958  $      901,087    $     424,780  $    329,717
  Fee and asset management                                      3,432           4,204            1,018         1,414
  Interest income - investment in mortgage notes                8,502          14,405            2,858         4,184
  Interest and other income                                    17,655          12,803            6,532         3,934
                                                        -------------  --------------    -------------  ------------
        Total revenues                                      1,273,547         932,499          435,188       339,249

EXPENSES
    Property and maintenance                                  300,798         225,053          103,933        86,750
    Real estate taxes and insurance                           126,304          88,552           41,789        32,068
    Property management                                        42,817          38,546           14,844        13,539
    Fee and asset management                                    2,301           3,344              677         1,097
    Depreciation                                              297,505         208,394          100,371        76,484
    Interest:
         Expense incurred                                     241,516         170,143           83,017        64,492
         Amortization of deferred financing costs               2,773           1,962            1,112           687
    General and administrative                                 15,736          14,488            5,022         4,655
                                                        -------------  --------------    -------------  ------------
        Total expenses                                      1,029,750         750,482          350,765       279,772

Income before gain on disposition of properties, net,
     extraordinary item and allocation to
     Minority Interests                                       243,797         182,017           84,423        59,477
Gain on disposition of properties, net                         64,315          12,717           18,508         1,625
                                                        -------------  --------------    -------------  ------------
Income before extraordinary item and allocation to
     Minority Interests                                       308,112         194,734          102,931        61,102
Loss on early extinguishment of debt                             (451)              -                -             -
                                                        -------------  --------------    -------------  ------------
Income before allocation to Minority Interests                307,661         194,734          102,931        61,102
Income allocated to Minority Interests                        (21,554)        (12,840)          (7,040)       (4,530)
                                                        -------------  --------------    -------------  ------------
Net income                                                    286,107         181,894           95,891        56,572
Preferred distributions                                       (85,118)        (65,075)         (28,007)      (21,691)
                                                        -------------  --------------    -------------  ------------
Net income available to Common Shares                   $     200,989  $      116,819    $      67,884  $     34,881
                                                        -------------  --------------    -------------  ------------
                                                        -------------  --------------    -------------  ------------
Weighted average Common Shares outstanding                    120,621          95,965          122,312        97,089
                                                        -------------  --------------    -------------  ------------
                                                        -------------  --------------    -------------  ------------
Distributions declared per Common
    Share outstanding                                   $        2.18  $         2.01    $        0.76  $       0.67
                                                        -------------  --------------    -------------  ------------
                                                        -------------  --------------    -------------  ------------
Net income per weighted average Common Share
    outstanding                                         $        1.67  $         1.22    $        0.56  $       0.36
                                                        -------------  --------------    -------------  ------------
Net income per weighted average Common Share
     outstanding - assuming dilution                    $        1.66  $         1.21    $        0.55 $        0.36
                                                        -------------  --------------    -------------  ------------
                                                        -------------  --------------    -------------  ------------

                              SEE ACCOMPANYING NOTES

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                              ------------------------------------
                                                                                       1999                1998
                                                                              ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $        286,107    $        181,894
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
 Income allocated to Minority Interests                                                 21,554              12,840
 Depreciation                                                                          297,505             208,394
 Amortization of deferred financing costs                                                2,773               1,962
 Amortization of discounts and premiums on debt                                         (1,746)             (1,505)
 Amortization of treasury locks and options on debt                                        768               1,543
 Amortization of discount on investment in mortgage notes                                    -              (1,900)
 Gain on disposition of properties, net                                                (64,315)            (12,717)

CHANGES IN ASSETS AND LIABILITIES:
    Decrease (increase) in rents receivable                                              2,480                (676)
    (Increase) in deposits - restricted                                                 (4,344)             (7,033)
    Decrease (increase) in other assets                                                 41,030                 (24)
    Increase in accounts payable and accrued expenses                                   32,010              29,626
    Increase in accrued interest payable                                                16,439              20,436
    Increase in rents received in advance and other liabilities                          7,727               8,334
    (Decrease) increase in security deposits                                            (1,735)              8,365
                                                                              ----------------    ----------------
  Net cash provided by operating activities                                            636,253             449,539
                                                                              ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate, net                                                      (469,585)           (945,960)
  Improvements to real estate                                                          (93,456)            (60,614)
  Additions to non-real estate property                                                 (5,922)             (7,928)
  Interest capitalized to real estate developments                                      (1,157)             (1,058)
  Proceeds from disposition of real estate, net                                        197,125              75,976
  Decrease in investment in mortgage notes                                               2,746               1,842
  Increase in deposits on real estate acquisitions, net                                (55,201)             (7,433)
  Increase in mortgage deposits                                                         (4,750)            (19,014)
  Investment in limited partnerships                                                   (26,673)            (21,708)
  Decrease in mortgage receivables                                                       7,150                   -
  Purchase of management contract rights                                                  (285)               (119)
  Costs related to Mergers                                                              (4,598)             (4,528)
  Other investing activities                                                           (15,075)            (18,975)
                                                                              ----------------    ----------------
   Net cash used by investing activities                                              (469,681)         (1,009,519)
                                                                              ----------------    ----------------

                              SEE ACCOMPANYING NOTES

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                          ------------------------------------
                                                                                  1999             1998
                                                                          -----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Loan and bond acquisition costs                                                     (8,423)            (3,428)
 MORTGAGE NOTES PAYABLE:
    Proceeds                                                                        188,569                  -
    Lump sum payoffs                                                                (54,231)           (46,901)
    Monthly principal payments                                                      (13,041)            (8,810)
 NOTES, NET:
    Proceeds                                                                        298,014            550,357
    Payoffs                                                                        (125,000)                 -
 LINES OF CREDIT:
    Proceeds                                                                        959,000            445,000
    Payments                                                                     (1,159,000)          (370,000)
 Proceeds from sale of Common Shares                                                  7,099            423,796
 Proceeds from Sale of Preferred Shares/Units, net                                   39,000                  -
 Proceeds from exercise of options                                                   27,542              5,172
 Common Shares repurchased                                                                -            (94,705)
 Payment of offering costs, net                                                        (426)           (10,379)
 DISTRIBUTIONS:
    Common Shares                                                                  (171,488)          (129,798)
    Preferred Shares/Units                                                          (84,979)           (66,576)
    Minority Interests                                                              (18,443)           (13,264)
 Principal receipts on employee notes                                                   144                234
 Principal receipts on pledged notes receivable                                       7,931                  -
                                                                          -----------------   ----------------
   Net cash (used by) provided by financing activities                             (107,732)           680,698
                                                                          -----------------   ----------------
Net increase in cash and cash equivalents                                            58,840            120,718
Cash and cash equivalents, beginning of period                                        3,965             33,295
                                                                          -----------------   ----------------
Cash and cash equivalents, end of period                                  $          62,805   $        154,013
                                                                          -----------------   ----------------
                                                                          -----------------   ----------------
SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest                                  $         226,234   $        149,707
                                                                          -----------------   ----------------
                                                                          -----------------   ----------------
Mortgage loans assumed and/or entered into through
 acquisitions of real estate                                              $          69,885   $        433,492
                                                                          -----------------   ----------------
                                                                          -----------------   ----------------
Net real estate contributed in exchange for OP Units
 or Preference Units                                                      $          28,232   $        164,149
                                                                          -----------------   ----------------
                                                                          -----------------   ----------------

Transfers to real estate held for disposition                             $          13,457   $              -
                                                                          -----------------   ----------------
                                                                          -----------------   ----------------
Refinancing of mortgage notes payable in favor of notes, net              $          75,790   $              -
                                                                          -----------------   ----------------
                                                                          -----------------   ----------------

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

1.       BUSINESS

         As used herein, the term "Company" means Equity Residential Properties Trust ("EQR") and its subsidiaries as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger"), Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger") and Merry Land & Investment Company, Inc. ("MRY") (the "MRY Merger"). The Company is engaged in the acquisition, ownership and operation of multifamily properties and is a self-administered and self-managed equity real estate investment trust ("REIT"). As of September 30, 1999, the Company controlled a portfolio of 652 multifamily properties (individually a "Property" and collectively the "Properties"). The Company's interest in six of these Properties consists solely of ownership of debt collateralized by such Properties. The Company also has an investment in partnership interests and subordinated mortgages collateralized by 21 properties (the "Additional Properties").

2.       BASIS OF PRESENTATION

         The balance sheet as of September 30, 1999, the statements of operations for the nine months and quarter ended September 30, 1999 and cash flows for the nine months ended September 30, 1999 represent the consolidated financial information of the Company and its subsidiaries.

         Due to the Company's ability as general partner to control either through ownership or by contract the Operating Partnership, the Management Partnerships, the Financing Partnerships, the LLCs, Merry Land DownREIT I LP and EQR-Mosaic, LLC, each such entity has been consolidated with the Company for financial reporting purposes. In regard to Management Corp., Management Corp. II, Evans Withycombe Management, Inc. and ML Services, Inc., the Company does not have legal control; however, these entities are consolidated for financial reporting purposes, the effects of which are immaterial. Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year presentation.

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

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3.       SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

         The following table presents the changes in the Company's issued and outstanding Common Shares for the nine months ended September 30, 1999:

         -----------------------------------------------------------------------------------
         Common Shares outstanding at January 1, 1999                           118,230,009

         Common Shares Issued:
         ---------------------
         Conversion of Series E Preferred Shares                                      1,669
         Conversion of Series H Preferred Shares                                      5,856
         Conversion of Series I Preferred Shares                                  1,912,263
         Conversion of Series J Preferred Shares                                        122
         Employee Share Purchase Plan                                               120,831
         Dividend Reinvestment - DRIP Plan                                           18,815
         Share Purchase - DRIP Plan                                                  17,784
         Exercise of options                                                        807,458
         Restricted share grants, net                                               294,341
         Conversion of OP Units                                                     946,743
         Profit-sharing contribution/401(k) Plan                                     30,260
         Common Shares other, net                                                     1,033
         -----------------------------------------------------------------------------------
         Common Shares outstanding at September 30, 1999                        122,387,184
         -----------------------------------------------------------------------------------

         The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest are collectively referred to as the "Minority Interests". As of September 30, 1999, the Minority Interests held 12,754,820 OP Units. As a result, the Minority Interests had a 9.44% interest in the Operating Partnership at September 30, 1999.

         Assuming conversion of all OP Units into Common Shares, total Common Shares outstanding at September 30, 1999 would have been 135,142,004.

         In connection with certain acquisitions during the nine months ended September 30, 1999, the Operating Partnership issued 28,795 Series A Junior Convertible Preference Units and 7,367 Series B Junior Convertible Preference Units having a combined value of approximately $3.0 million. These units ultimately will convert to OP Units in accordance with the respective term sheet agreements. The value of these preference units is included in Minority Interests in the Consolidated Balance Sheets and the distributions incurred are included in preferred distributions in the Consolidated Statements of Operations.

         On September 27, 1999, the Operating Partnership, through a wholly-owned entity called EQR-Mosaic LLC, issued 800,000 units of 8.00% Series A Cumulative Convertible Redeemable Preference Interests with an equity value of $40 million. EQR-Mosaic LLC received $39 million in net proceeds from this transaction. The liquidation value of these units is $50 per unit. The 800,000 units are convertible into 800,000 shares of 8.00% Series M Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. The Series M Preferred Shares are not

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


convertible to EQR Common Shares. Dividends for the Series A Preference Interests or the Series M Preferred Shares are payable quarterly at the rate of $4.00 per unit per year. The value of these preference interests is included in Minority Interests in the Consolidated Balance Sheets and the distributions incurred are included in preferred distributions in the Consolidated Statements of Operations.

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

         The following table presents the Company's issued and outstanding Preferred Shares as of September 30, 1999 and December 31, 1998 (amounts are in thousands):

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     ---------------------------------------------------------------------------------------------------------------
                                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                                       1999                1998
     Preferred Shares of beneficial interest, $.01 par value; 100,000,000 shares authorized:

         9 3/8% Series A Cumulative Redeemable Preferred; liquidation            $      153,000     $      153,000
          value $25 per share; 6,120,000 shares issued and outstanding at September 30, 1999 and December 31, 1998

         9 1/8% Series B Cumulative Redeemable Preferred; liquidation                   125,000            125,000
          value $250 per share; 500,000 shares issued and outstanding at September 30, 1999 and December 31, 1998

         9 1/8% Series C Cumulative Redeemable Preferred; liquidation                   115,000            115,000
          value $250 per share; 460,000 shares issued and outstanding at September 30, 1999 and December 31, 1998

         8.60% Series D Cumulative Redeemable Preferred; liquidation                    175,000            175,000
          value $250 per share; 700,000 shares issued and outstanding at September 30, 1999 and December 31, 1998

         Series E Cumulative Convertible Preferred; liquidation value                    99,850             99,925
          $25 per share; 3,994,000 and 3,997,000 shares issued and
          outstanding at September 30, 1999 and December 31, 1998,
          respectively

         9.65% Series F Cumulative Redeemable Preferred; liquidation                     57,500             57,500
          value $25 per share; 2,300,000 shares issued and outstanding at September 30, 1999 and December 31, 1998

         7 1/4% Series G Convertible Cumulative Preferred; liquidation                  316,250            316,250
          value $250 per share; 1,265,000 shares issued and outstanding at September 30, 1999 and December 31, 1998

         7.00% Series H Cumulative Convertible Preferred; liquidation                     3,711              3,914
          value $25 per share; 148,452 and 156,551 shares issued and outstanding at September 30, 1999 and December 31, 1998,
          respectively

         8.82% Series I Cumulative Convertible Preferred; liquidation                    25,500            100,000
          value $25 per share; 1,020,000 and 4,000,000 shares issued and outstanding at September 30, 1999 and December 31, 1998,
          1998, respectively

         8.60% Series J Cumulative Convertible Preferred; liquidation                   114,980            114,985
          value $25 per share; 4,599,200 and 4,599,400 shares issued and outstanding at September 30, 1999 and December 31, 1998,
          respectively

         8.29% Series K Cumulative Redeemable Preferred; liquidation                     50,000             50,000
          value $50 per share; 1,000,000 shares issued and outstanding at September 30, 1999 and December 31, 1998

         7.625% Series L Cumulative Redeemable Preferred; liquidation                   100,000            100,000
          value $25 per share; 4,000,000 shares issued and outstanding at September 30, 1999 and December 31, 1998

     --------------------------------------------------------------------------------------------------------------
                                                                              $       1,335,791  $       1,410,574
     --------------------------------------------------------------------------------------------------------------

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


         The following table summarizes the distributions paid to Preferred and Depositary Shareholders and Common Shareholders related to the nine months ended September 30, 1999:

                                                                                            FOR THE
                                                                                           QUARTER OR
                                                       DIVIDEND AMOUNT      DATE PAID     PERIOD ENDED   RECORD DATE
             ---------------------------------------------------------------------------------------------------------
             Series A Preferred Share holders             $0.5859380        04/15/99        03/31/99       03/19/99
                                                          $0.5859370        07/15/99        06/30/99       06/18/99
                                                          $0.5859380        10/15/99        09/30/99       09/20/99

             Series B Depositary Share holders            $0.5703130        04/15/99        03/31/99       03/19/99
                                                          $0.5703120        07/15/99        06/30/99       06/18/99
                                                          $0.5703130        10/15/99        09/30/99       09/20/99

             Series C Depositary Share holders            $0.5703130        04/15/99        03/31/99       03/19/99
                                                          $0.5703120        07/15/99        06/30/99       06/18/99
                                                          $0.5703130        10/15/99        09/30/99       09/20/99

             Series D Depositary Share holders            $0.5375000        04/15/99        03/31/99       03/19/99
                                                          $0.5375000        07/15/99        06/30/99       06/18/99
                                                          $0.5375000        10/15/99        09/30/99       09/20/99

             Series E Preferred Share holders             $0.4375000        04/01/99        03/31/99       03/19/99
                                                          $0.4375000        07/01/99        06/30/99       06/18/99
                                                          $0.4375000        10/01/99        09/30/99       09/20/99

             Series F Preferred Share holders             $0.6031250        04/15/99        03/31/99       03/19/99
                                                          $0.6031250        07/15/99        06/30/99       06/18/99
                                                          $0.6031250        10/15/99        09/30/99       09/20/99

             Series G Depositary Share holders            $0.4531250        04/15/99        03/31/99       03/19/99
                                                          $0.4531250        07/15/99        06/30/99       06/18/99
                                                          $0.4531250        10/15/99        09/30/99       09/20/99

             Series H Preferred Share holders             $0.4375000        03/31/99        03/31/99       03/19/99
                                                          $0.4375000        06/30/99        06/30/99       06/18/99
                                                          $0.4375000        09/30/99        09/30/99       09/20/99

             Series I Preferred Share holders             $0.5512500        03/31/99        03/31/99       03/19/99
                                                          $0.5512500        06/30/99        06/30/99       06/18/99
                                                          $0.5512500        09/30/99        09/30/99       09/20/99

             Series J Preferred Share holders             $0.5375000        03/31/99        03/31/99       03/19/99
                                                          $0.5375000        06/30/99        06/30/99       06/18/99
                                                          $0.5375000        09/30/99        09/30/99       09/20/99

             Series K Preferred Share holders             $1.0362500        03/31/99        03/31/99       03/19/99
                                                          $1.0362500        06/30/99        06/30/99       06/18/99
                                                          $1.0362500        09/30/99        09/30/99       09/20/99

             Series L Preferred Share holders             $0.4765625        03/31/99        03/31/99       03/19/99
                                                          $0.4765625        06/30/99        06/30/99       06/18/99
                                                          $0.4765625        09/30/99        09/30/99       09/20/99
             Common Shareholders                          $     0.71        04/09/99        03/31/99       03/19/99
                                                          $     0.71        07/09/99        06/30/99       06/18/99
                                                          $     0.76        10/08/99        09/30/99       09/20/99

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


4.       REAL ESTATE ACQUISITIONS

         During the nine months ended September 30, 1999, the Company acquired the nineteen Properties listed below, of which eleven were acquired from unaffiliated third parties and eight were acquired from an affiliated party. In connection with certain of the acquisitions listed below, the Company assumed and/or entered into new mortgage indebtedness of approximately $196.3 million, issued OP Units having a value of approximately $25.2 million and issued Junior Convertible Preference Units having a value of approximately $3.0 million. The cash portion of these transactions was funded primarily from proceeds received from the disposition of certain properties and working capital.

-------------------------------------------------------------------------------------------------------------
                                                                                                 PURCHASE
                                                                                                   PRICE
     DATE                                                                            NUMBER         (IN
   ACQUIRED     PROPERTY                        LOCATION                           OF UNITS     THOUSANDS)
-------------------------------------------------------------------------------------------------------------
   01/22/99     Fireside Park                   Rockville, MD                          236          $14,279
   01/22/99     Mill Pond                       Glen Burnie, MD                        240           11,745
   01/28/99     Aspen Crossing                  Wheaton, MD                            192           11,386
   02/24/99     Copper Canyon                   Highlands Ranch, CO                    222           16,200
   03/04/99     Siena Terrace                   Lake Forest, CA                        356           33,000
   03/23/99     Greenbriar                      Kirkwood, MO                           218           12,033
   03/24/99     Fairland Gardens                Silver Spring, MD                      400           25,897
   04/28/99     Pine Tree Club                  Wildwood, MO                           150            7,988
   04/28/99     Westbrooke Village I & II       Manchester, MO                         252           12,642
   04/29/99     Brookside                       Frederick, MD                          228           10,809
   04/30/99     Skyview                         Rancho Santa Margarita, CA             260           21,800
   05/20/99     Lincoln at Defoors              Atlanta, GA                            300           25,500
   05/25/99     Rosecliff                       Quincy, MA                             156           18,263
   05/25/99     Canyon Crest                    Santa Clarita, CA                      158           12,500
   06/29/99     Greentree I                     Glen Burnie, MD                        350           15,625
   06/29/99     Greentree III                   Glen Burnie, MD                        207            9,598
   07/14/99     Brookdale Village               Naperville, IL                         252           19,600
   07/29/99     Longfellow Place*               Boston, MA                             710          237,000
   07/30/99     Greentree II                    Glen Burnie, MD                        239           10,907
-------------------------------------------------------------------------------------------------------------
                                                                                     5,126         $526,772
-------------------------------------------------------------------------------------------------------------

* This acquisition also included approximately 264,000 square feet of office and retail space and two parking garages.

5.            REAL ESTATE DISPOSITIONS

         During the nine months ended September 30, 1999, the Company disposed of the twenty-one Properties listed below to unaffiliated third parties. The Company recognized a net gain for financial reporting purposes of approximately $64.3 million.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

   ----------------------------------------------------------------------------------------------------------
                                                                                              DISPOSITION
    DATE                                                                        NUMBER           PRICE
   DISPOSED        PROPERTY                          LOCATION                  OF UNITS      (IN THOUSANDS)
   ----------------------------------------------------------------------------------------------------------
      01/06/99     Fox Run                           Little Rock, AR                337          $10,623
      01/06/99     Greenwood Forest                  Little Rock, AR                239            7,533
      01/06/99     Walnut Ridge                      Little Rock, AR                252            7,943
      01/06/99     Williamsburg                      Little Rock, AR                211            6,651
      01/27/99     The Hawthorne                     Phoenix, AZ                    276           20,500
      03/02/99     The Atrium                        Durham, NC                     208           10,750
      03/24/99     Greenbriar                        Kirkwood, MO                   218           12,525
      05/06/99     Sandstone at Bear Creek           Euless, TX                      40            2,075
      05/12/99     La Costa Brava/Cedar Cove         Jacksonville, FL               464           17,650
      05/18/99     Lands End                         Pacifica , CA                  260           30,100
      07/01/99     The Willows                       Knoxville, TN                  250           11,950
      07/26/99     Tivoli Lakes Club                 Deerfield Beach, FL            278           17,000
      07/29/99     The Seasons                       Boise, ID                      120            6,026
      08/19/99     Kingswood Manor                   San Antonio, TX                129            3,800
      08/19/99     Hampton Green                     San Antonio, TX                293            8,000
      08/19/99     Trails End                        San Antonio, TX                308            9,100
      08/19/99     Waterford                         San Antonio, TX                133            4,500
      09/23/99     Southbank                         Mesa, AZ                       113            4,550
      09/30/99     Governor's Place                  Augusta, GA                    190            5,500
      09/30/99     Maxwell House                     Augusta, GA                    216            3,500
   ----------------------------------------------------------------------------------------------------------
                                                                                  4,535         $200,276
   ----------------------------------------------------------------------------------------------------------

6.             COMMITMENTS TO ACQUIRE/DISPOSE OF REAL ESTATE

         As of September 30, 1999, in addition to the Properties that were subsequently acquired as discussed in Note 14 of the Notes to Consolidated Financial Statements, the Company entered into an agreement to acquire one multifamily property containing 288 units from an unaffiliated third party. The expected purchase price is approximately $15.5 million.

         As of September 30, 1999, in addition to the Properties that were subsequently disposed of as discussed in Note 14 of the Notes to Consolidated Financial Statements, the Company entered into separate agreements to dispose of sixteen multifamily properties containing 4,992 units to unaffiliated third parties. The expected combined disposition price is approximately $253.6 million.

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

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED                     QUARTER ENDED
                                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                               ---------------------------------   ---------------------------------
                                                                    1999              1998              1999              1998
                                                               ---------------------------------   ---------------------------------
                                                                         (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
NUMERATOR:
Income before gain on disposition of properties, net,
    extraordinary item, allocation of income to
    Minority Interests and preferred distributions                 $  243,797        $ 182,017          $  84,423        $  59,477

Allocation of income to Minority Interests                            (21,554)         (12,840)            (7,040)          (4,530)

Distributions to preferred shareholders                               (85,118)         (65,075)           (28,007)         (21,691)
                                                               ---------------------------------   ---------------------------------

Income before gain on disposition of properties, net                  137,125          104,102             49,376           33,256
    and extraordinary item

Gain on disposition of properties, net                                 64,315           12,717             18,508            1,625
Loss on early extinguishment of debt                                     (451)               -                  -                -
                                                               ---------------------------------   ---------------------------------

Numerator for net income per weighted average                         200,989          116,819             67,884           34,881
    Common Share outstanding

Effect of dilutive securities:
    Allocation of income to Minority Interests                         21,554           12,840              7,040            4,530
                                                               ---------------------------------   ---------------------------------

Numerator for net income per weighted average
    Common Share outstanding - assuming dilution                   $  222,543        $ 129,659          $  74,924        $  39,411
                                                               ---------------------------------   ---------------------------------
                                                               ---------------------------------   ---------------------------------

DENOMINATOR:
Denominator for net income per weighted
    average Common Share outstanding                                  120,621           95,965            122,312           97,089

Effect of dilutive securities:
    Contingent incremental employee share options                         714              922                660              628
OP Units                                                               12,869           10,665             12,681           12,599
                                                               ---------------------------------   ---------------------------------

Denominator for net income per weighted average
    Common Share outstanding - assuming dilution                      134,204          107,552            135,653          110,316
                                                               ---------------------------------   ---------------------------------
                                                               ---------------------------------   ---------------------------------

Net income per weighted average Common
    Share outstanding                                               $    1.67         $   1.22           $   0.56         $   0.36
                                                               ---------------------------------   ---------------------------------
                                                               ---------------------------------   ---------------------------------

Net income per weighted average Common
    Share outstanding - assuming dilution                           $    1.66         $   1.21           $   0.55         $   0.36
                                                               ---------------------------------   ---------------------------------
                                                               ---------------------------------   ---------------------------------

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                                      Nine Months Ended                     Quarter Ended
                                                                         September 30,                      September 30,
                                                               ---------------------------------   ---------------------------------
                                                                    1999              1998              1999              1998
                                                               ---------------------------------   ---------------------------------
                                                                            (Amounts in thousands except per share amounts)
NET INCOME PER WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:

Income before gain on disposition of properties, net
and extraordinary item per weighted average
    Common Share outstanding                                      $   1.19         $   1.10          $   0.42         $   0.34
Gain on disposition of properties, net                                0.48             0.12              0.14             0.02
Loss on early extinguishment of debt                                     -                -                 -                -
                                                              ----------------  ---------------    --------------  ---------------

Net income per weighted average Common
   Share outstanding                                              $   1.67         $   1.22          $   0.56         $   0.36
                                                              ----------------  ---------------    --------------  ---------------
                                                              ----------------  ---------------    --------------  ---------------

NET INCOME PER WEIGHTED AVERAGE COMMON SHARE
OUTSTANDING - ASSUMING DILUTION:

Income before gain on disposition of properties, net
and extraordinary item per weighted average
    Common Share outstanding - assuming dilution                  $   1.18         $   1.09          $   0.42         $   0.34
Gain on disposition of properties, net                                0.48             0.12              0.13             0.02
Loss on early extinguishment of debt                                     -                -                 -                -
                                                              ----------------  ---------------    --------------  ---------------

Net income per weighted average Common
   Share outstanding - assuming dilution                          $   1.66         $   1.21          $   0.55         $   0.36
                                                              ----------------  ---------------    --------------  ---------------
                                                              ----------------  ---------------    --------------  ---------------


CONVERTIBLE PREFERRED SHARES AND JUNIOR CONVERTIBLE PREFERENCE UNITS THAT COULD BE CONVERTED INTO 12,357,124 AND 7,623,525 WEIGHTED COMMON SHARES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998, RESPECTIVELY, AND 11,365,744 AND 7,623,326 WEIGHTED COMMON SHARES FOR THE QUARTER ENDED SEPTEMBER 30, 1999 AND 1998, RESPECTIVELY, WERE OUTSTANDING BUT WERE NOT INCLUDED IN THE COMPUTATION OF DILUTED EARNINGS PER SHARE BECAUSE THE EFFECTS WOULD BE ANTI-DILUTIVE.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


8.       MORTGAGE NOTES PAYABLE

         On June 1, 1999, the Company refinanced the debt on four existing properties with a net increase in mortgage indebtedness of approximately $18.0 million.

         On July 29, 1999, the Company obtained new mortgage financing on eleven previously unencumbered properties in the amount of $126.5 million.

         On August 31, 1999, the Company refinanced the debt totaling $120.8 million on ten existing properties. In addition, five previously unencumbered properties cross-collateralize each of the new mortgage notes.

         During the nine months ended September 30, 1999, the Company repaid the outstanding mortgage balances on two Properties in the aggregate amount of $9.3 million. In connection with the above transactions, the Company incurred prepayment penalties of $0.5 million, which have been classified as losses on early extinguishment of debt.

         As of September 30, 1999, the Company had outstanding mortgage indebtedness of approximately $2.5 billion encumbering 234 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $376 million) was approximately $4.0 billion. The mortgage notes payables are generally due in monthly installments of principal and interest. In connection with the Properties acquired during the nine months ended September 30, 1999, the Company assumed the outstanding mortgage balances on eight Properties in the aggregate amount of $69.9 million.

         As of September 30, 1999, scheduled maturities for the Company's outstanding mortgage indebtedness are at various dates through October 1, 2030. During the nine months ended September 30, 1999, the effective interest cost on all of the Company's debt was 7.0%.

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

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


         As of September 30, 1999, the Company had outstanding unsecured notes of approximately $2.3 billion, net of a $4.8 million discount and including a $7.6 million premium.

10.      LINES OF CREDIT

         On August 12, 1999 the Company obtained a new three year $700 million unsecured revolving credit facility, with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers, maturing August 11, 2002. The new line of credit replaced the Company's $500 million unsecured revolving credit facility, as well as the $120 million unsecured revolving credit facility, which the Company assumed in the MRY Merger. The prior existing revolving credit facilities were repaid in full and terminated upon the closing of the new facility. As of September 30, 1999, $90 million was outstanding under this new facility, bearing interest at a weighted average rate of 5.86%.

11.      DEPOSITS - RESTRICTED

         Deposits-restricted as of September 30, 1999 primarily included a deposit in the amount of $25 million held in a third party escrow account to provide collateral for third party construction financing in connection with two separate joint venture agreements. Also, approximately $78.5 million was held in third party escrow accounts, representing proceeds received in connection with the Company's disposition of thirteen properties and earnest money deposits made for one additional acquisition. In addition, approximately $25.3 million was for tenant security, utility deposits, and other deposits for certain of the Company's Properties.

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

         In regard to the joint venture agreements with two multifamily residential real estate developers during the nine months ended September 30, 1999, the Company funded a total of $81 million and during the fourth quarter of 1999 the Company expects to fund approximately $24.6 million in connection with these agreements. Also in connection with these two agreements, the Company has an obligation to fund up to an additional $55 million to guarantee third party construction financing.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


         In regard to certain other properties that were under development and/or expansion during the nine months ended September 30, 1999, the Company funded $32.2 million. During the fourth quarter of 1999, the Company expects to fund $19.8 million related to the continued development and/or expansion of as many as five Properties.

         In regard to certain properties that were under earnout/development agreements, during the nine months ended September 30, 1999, the Company funded the following:

- $17.2 million relating to the acquisition of Copper Canyon Apartments, which included a $1.0 million earnout payment to the developer;
- $24.9 million relating to the acquisition of Skyview Apartments, which included a $3.1 million earnout payment to the developer; and
-   $18.3 million relating to the acquisition of Rosecliff Apartments.

         In connection with the Wellsford Merger, the Company has provided a $14.8 million credit enhancement with respect to bonds issued to finance certain public improvements at a multifamily development project. Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Company has agreed to purchase up to 1,000,000 shares of WRP Newco Series A Preferred at $25.00 per share on a standby basis over a three-year period ending on May 30, 2000. As of September 30, 1999, no shares of WRP Newco Series A Preferred had been acquired by the Company.

         In connection with the MRY Merger, the Company extended a $25 million, one year, non-revolving Senior Debt Agreement to MRYP Spinco. On June 24, 1999, MRYP Spinco repaid the Senior Note outstanding balance of $18.3 million and there is no further obligation by either party in connection with this agreement.

         Also, in connection with the MRY Merger, the Company entered into six joint venture agreements with MRYP Spinco, the entity spun-off in the MRY Merger. The Company contributed six properties with an initial value of $52.7 million in return for a 50% ownership interest in each joint venture. On August 23, 1999, the Company sold its interest in these six properties to MRYP Spinco and there is no further obligation by either party in connection with these agreements.

13.      REPORTABLE SEGMENTS

         The following tables set forth the reconciliation of net income and total assets for the Company's reportable segments for the nine months and quarter ended September 30, 1999 and net income for the nine months and quarter ended September 30, 1998.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                NINE MONTHS ENDED SEPTEMBER 30, 1999                    RENTAL REAL         CORPORATE/
                       (AMOUNTS IN THOUSANDS)                           ESTATE (1)           OTHER (2)      CONSOLIDATED
  -----------------------------------------------------------------------------------------------------------------------
 Rental income                                                         $  1,243,958          $    -         $ 1,243,958
  Property and maintenance expense                                          (300,798)             -            (300,798)
  Real estate tax and insurance expense                                     (126,304)             -            (126,304)
  Property management expense                                                (42,817)             -             (42,817)
                                                                    -----------------------------------------------------
  Net operating income                                                       774,039              -             774,039
  Fee and asset management income                                                  -          3,432               3,432
  Interest income - investment in mortgage notes                                   -          8,502               8,502
  Interest and other income                                                        -         17,655              17,655
  Fee and asset management expense                                                 -         (2,301)             (2,301)
                                                                                   -         (5,125)             (5,125)
  Interest expense:
      Expense incurred                                                             -       (241,516)           (241,516)
      Amortization of deferred financing costs                                                                   (2,773)
                                                                                   -         (2,773)
  General and administrative expense                                               -        (15,736)            (15,736)
  Preferred distributions                                                          -        (85,118)            (85,118)
  Adjustment for depreciation expense related
      to equity in unconsolidated joint ventures                                   -            710                 710
                                                                    -----------------------------------------------------
  Funds from operations available to Common Shares
      and OP Units                                                           774,039       (322,270)             451,769
  Depreciation expense on real estate assets                                (292,380)                           (292,380)
  Gain on disposition of properties, net                                      64,315                              64,315
  Loss on early extinguishment of debt                                                         (451)                (451)
  Income allocated to Minority Interests                                                    (21,554)             (21,554)
  Adjustment for depreciation expense related
      to equity in unconsolidated joint ventures                                   -           (710)                (710)
                                                                    -----------------------------------------------------

  Net income available to Common Shares                                  $    545,974  $   (344,985)         $   200,989
                                                                    -----------------------------------------------------
                                                                    -----------------------------------------------------

  Investment in real estate, net of accumulated depreciation
      as of September 30, 1999                                           $ 10,434,274  $     18,119          $ 10,452,393
                                                                    -----------------------------------------------------
                                                                    -----------------------------------------------------
  Total assets as of September 30, 1999                                  $ 10,447,731  $    601,379          $ 11,049,110
                                                                    -----------------------------------------------------
                                                                    -----------------------------------------------------

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                NINE MONTHS ENDED SEPTEMBER 30, 1998                    RENTAL REAL         CORPORATE/
                       (AMOUNTS IN THOUSANDS)                           ESTATE (1)           OTHER (2)      CONSOLIDATED
  -----------------------------------------------------------------------------------------------------------------------
  Rental income                                                         $  901,087           $     -         $  901,087
  Property and maintenance expense                                        (225,053)                -           (225,053)
  Real estate tax and insurance expense                                    (88,552)                -            (88,552)
  Property management expense                                              (38,546)                -            (38,546)
                                                                   -----------------------------------------------------
  Net operating income                                                     548,936                 -            548,936

 Fee and asset management income                                                               4,204              4,204
  Interest income - investment in mortgage notes                                              14,405             14,405
  Interest and other income                                                                   12,803             12,803
  Fee and asset management expense                                                            (3,344)            (3,344)
  Depreciation expense on non-real estate assets                                 -            (3,993)            (3,993)
  Interest expense:
      Expense incurred                                                           -          (170,143)          (170,143)
      Amortization of deferred financing costs                                   -            (1,962)            (1,962)
  General and administrative expense                                             -           (14,488)           (14,488)
  Preferred distributions                                                        -           (65,075)           (65,075)
  Adjustment for amortization of deferred financing costs
      related to predecessor business                                            -                35                 35
                                                                   ----------------------------------------------------
  Funds from operations available to Common Shares
      and OP Units                                                         548,936          (227,558)           321,378

  Depreciation expense on real estate assets                              (204,401)                -           (204,401)
  Gain on disposition of properties, net                                    12,717                 -             12,717
  Income allocated to Minority Interests                                         -           (12,840)           (12,840)
  Adjustment for amortization of deferred financing costs
  related to predecessor business                                                -               (35)               (35)
                                                                    ----------------------------------------------------

  Net income available to Common Shares                                 $  357,252       $  (240,433)         $ 116,819
                                                                   -----------------------------------------------------
                                                                   -----------------------------------------------------

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                  QUARTER ENDED SEPTEMBER 30, 1999                     RENTAL REAL       CORPORATE/
                       (AMOUNTS IN THOUSANDS)                           ESTATE (1)        OTHER (2)    CONSOLIDATED
  -----------------------------------------------------------------------------------------------------------------------
  Rental income                                                   $    424,780          $     -        $  424,780
  Property and maintenance expense                                    (103,933)               -          (103,933)
  Real estate tax and insurance expense                                (41,789)               -           (41,789)
  Property management expense                                          (14,844)               -           (14,844)
                                                                  ---------------------------------------------------
  Net operating income                                                 264,214                -           264,214
  Fee and asset management income                                            -            1,018             1,018
  Interest income - investment in mortgage notes                             -            2,858             2,858
  Interest and other income                                                  -            6,532             6,532
  Fee and asset management expense-                                          -             (677)             (677)
  Depreciation expense on non-real estate assets-                            -           (1,702)           (1,702)
  Interest expense:
      Expense incurred                                                       -          (83,017)          (83,017)
      Amortization of deferred financing costs-                              -           (1,112)           (1,112)
  General and administrative expense-                                        -           (5,022)           (5,022)
  Preferred distributions                                                    -          (28,007)          (28,007)
  Adjustment for depreciation expense related
      to equity in unconsolidated joint ventures                             -              159               159
                                                                  ---------------------------------------------------
  Funds from operations available to Common Shares
     and OP Units                                                      264,214          155,244          (108,970)
Depreciation expense on real estate assets                             (98,669)               -           (98,669)
  Gain on disposition of properties, net                                18,508                -            18,508
  Income allocated to Minority Interests                                     -           (7,040)           (7,040)
  Adjustment for depreciation expense related
  to equity in unconsolidated joint ventures                                 -             (159)             (159)
                                                                  ---------------------------------------------------

  Net income available to Common Shares                           $    184,053      $  (116,169)        $  67,884
                                                                  ---------------------------------------------------
                                                                  ---------------------------------------------------

  Investment in real estate, net of accumulated depreciation
  as of September 30, 1999                                        $ 10,434,274      $    18,119      $ 10,452,393
                                                                  ---------------------------------------------------
                                                                  ---------------------------------------------------

  Total assets as of September 30, 1999                           $ 10,447,731      $   601,379      $ 11,049,110
                                                                  ---------------------------------------------------
                                                                  ---------------------------------------------------

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                   QUARTER ENDED SEPTEMBER 30, 1998                    RENTAL REAL         CORPORATE/
                       (AMOUNTS IN THOUSANDS)                           ESTATE (1)           OTHER (2)      CONSOLIDATED
  -----------------------------------------------------------------------------------------------------------------------

  Rental income                                                         $  329,717           $     -        $  329,717
  Property and maintenance expense                                         (86,750)                -           (86,750)
  Real estate tax and insurance expense                                    (32,068)                -           (32,068)
  Property management expense                                              (13,539)                -           (13,539)
                                                                   ----------------------------------------------------
  Net operating income                                                     197,360                 -           197,360

 Fee and asset management income                                                 -             1,414             1,414
  Interest income - investment in mortgage notes                                 -             4,184             4,184
  Interest and other income                                                      -             3,934             3,934
  Fee and asset management expense                                               -            (1,097)           (1,097)
  Depreciation expense on non-real estate assets                                 -            (1,470)           (1,470)
  Interest expense:
      Expense incurred                                                           -           (64,492)          (64,492)
      Amortization of deferred financing costs                                   -              (687)             (687)
  General and administrative expense                                             -            (4,655)           (4,655)
  Preferred distributions                                                        -           (21,691)          (21,691)
                                                                   ----------------------------------------------------
  Funds from operations available to Common Shares
      and OP Units                                                         197,360           (84,560)          112,800

Depreciation expense on real estate assets                                 (75,014)                -           (75,014)
  Gain on disposition of properties, net                                     1,625                 -             1,625
  Income allocated to Minority Interests                                         -            (4,530)           (4,530)
                                                                   ----------------------------------------------------

  Net income available to Common Shares                                 $  123,971        $  (89,090)        $  34,881
                                                                   ----------------------------------------------------
                                                                   ----------------------------------------------------


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

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


14.      SUBSEQUENT EVENTS

         On October 1, 1999, the Company merged with Lexford Residential Trust ("Lexford"). The Lexford portfolio of 402 properties consists of 36,609 units in sixteen states. In the merger, each outstanding common share of beneficial interest of Lexford was converted into .463 of a Common Share of the Company. Pursuant to the tax-free merger, the Company issued approximately 3.9 million new Common Shares with a value of $181 million and assumed approximately $530 million of debt. As of November 11, 1999, Lexford's line of credit totaling $26.5 million, a term loan totaling $2.3 million and 22 separate Lexford mortgages totaling $22.8 million have been fully repaid.

         On October 1, 1999, the Company filed a Form S-8 with the SEC in connection with the Lexford merger to register 84,946 EQR common shares.

         On October 14, 1999, the Company disposed of Burn Brae Apartments, a 282-unit multifamily property located in Irving, TX, from an unaffiliated third party for a total sales price of $10.8 million.

         On October 15, 1999, the Company disposed of Casa Cordoba Apartments, a 168-unit multifamily property, and Casa Cortez, a 66-unit multifamily property, both located in Tallahassee, FL, to an unaffiliated third party for a total sales price of $7.9 million.

         On October 15, 1999, the Company announced that it will redeem all of its issued and outstanding Series I Cumulative Convertible Preferred Shares of Beneficial Interest on November 15, 1999. At that time, the preferred shares will be redeemed for such number of common shares as are issuable at a conversion rate of 0.6417 of a common share of EQR for each Series I Preferred Share.

         On October 28, 1999, the Company acquired Granada Highlands Apartments, a 919-unit multifamily property located in Malden, MA, from an unaffiliated third party for a purchase price of approximately $128 million.

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

RESULTS OF OPERATIONS

         The acquired properties are presented in the Consolidated Financial Statements of the Company from the date of each acquisition or the closing dates of the Mergers. During the year ended 1998, the Company acquired 207 properties containing 55,143 units and four properties under development representing 1,378 units (the "1998 Acquired Properties"). In addition, during the nine months ended September 30, 1999, the Company acquired nineteen properties containing 5,126 units (the "1999 Acquired Properties").

         The Company also disposed of twenty properties containing 4,719 units during 1998 (the "1998 Disposed Properties"); and twenty-one properties containing 4,535 units during the nine months ended September 30, 1999 (the "1999 Disposed Properties"). Also, the Company sold its interest in the six MRY joint venture properties containing 1,297 units.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company's overall results of operations for the nine months ended September 30, 1999 and 1998 have been significantly impacted by the Company's acquisition and disposition activity. The significant changes in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense, property management and interest expense can all primarily be attributed to the acquisition of the 1998 Acquired Properties and the 1999 Acquired Properties, partially offset by the disposition of the 1998 Disposed Properties and the 1999 Disposed Properties. The impact of the 1998 Acquired Properties, the 1999 Acquired Properties, the 1998 Disposed Properties and the 1999 Disposed Properties is discussed in greater detail in the following paragraphs.

         Properties that the Company owned for all of both nine month periods ended September 30, 1999 and September 30, 1998 (the "Nine-Month 1999 Same Store Properties"), which represented 125,165 units, impacted the Company's results of operations. Properties that the Company owned for all of both the quarters ended September 30, 1999 and September 30, 1998 (the "Third-Quarter 1999 Same Store Properties"), which represented 135,753 units, also impacted the Company's results of operations. Both the Nine-Month 1999 Same Store Properties and Third-Quarter 1999 Same Store Properties are discussed in the following paragraphs.

   COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED
                            SEPTEMBER 30, 1998

         For the nine months ended September 30, 1999, income before gain on disposition of properties, net, extraordinary item and allocation to Minority Interests increased by $61.8 million when compared to the nine months ended September 30, 1998. This increase was primarily due to the acquisition of the 1998 Acquired Properties and the 1999 Acquired Properties as well as increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, interest expense and general and administrative expenses.

         In regard to the Nine-Month 1999 Same Store Properties, total revenues increased by approximately $27.8 million to $812.5 million or 3.54% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, decreased approximately $0.8 million or 0.28%. This decrease was primarily the result of lower expenses for leasing and advertising, administrative and maintenance costs, but was partially offset by higher on-site compensation costs and an increase in real estate taxes on certain properties.

         Property management represents expenses associated with the self-management of the Company's Properties. These expenses increased by approximately $4.3 million primarily due to the continued expansion of the Company's property management business.

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

         Interest expense, including amortization of deferred financing costs, increased by approximately $72.2 million. This increase was primarily the result of an increase in the Company's average indebtedness outstanding which increased by $1.5 billion. However, the Company's effective interest costs decreased from 7.17% for the nine months ended September 30, 1998 to 7.00% for the nine months ended September 30, 1999.

         General and administrative expenses, which include corporate operating expenses, increased approximately $1.2 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel. However, by gaining certain economies of scale with a much larger operation these expenses as a percentage of total revenues were 1.24% for the nine months ended September 30, 1999 compared to 1.55% of total revenues for the nine months ended September 30, 1998.

         COMPARISON OF QUARTER ENDED SEPTEMBER 30, 1999 TO QUARTER ENDED
                               SEPTEMBER 30, 1998

         For the quarter ended September 30, 1999, income before gain on disposition of properties, net, extraordinary item and allocation to Minority Interests increased by approximately $24.9 million when compared to the quarter ended September 30, 1998. This increase was primarily due to the acquisition of the 1998 Acquired Properties and the 1999 Acquired Properties as well as increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, and interest expense.

         In regard to the Third Quarter 1999 Same Store Properties, total revenues increased by approximately $9.6 million or 3.27% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, decreased approximately $0.7 million or 0.58%. This decrease was primarily the result of lower expenses for leasing and advertising, administrative and maintenance, but was partially offset by higher on-site compensation costs and an increase in real estate taxes on certain properties.

         Property management represents expenses associated with the self-management of the Company's Properties. These expenses increased by approximately $1.3 million primarily due to the continued expansion of the Company's property management business.

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

that were formerly only fee-managed.

         Interest expense, including amortization of deferred financing costs, increased by approximately $18.9 million. This increase was primarily the result of an increase in the Company's average indebtedness outstanding which increased by $1.1 billion. However, the Company's effective interest costs decreased from 6.99% for the quarter ended September 30, 1998 to 6.97% for the quarter ended September 30, 1999.

         General and administrative expenses, which include corporate operating expenses, increased approximately $0.4 million between the periods under comparison. These expenses as a percentage of total revenues were 1.15% for the quarter ended September 30, 1999 compared to 1.37% of total revenues for the quarter ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 1, 1999, the Company had approximately $4 million of cash and cash equivalents and $330 million available on its lines of credit, of which $12 million was restricted. After taking into effect the various transactions discussed in the following paragraphs, the Company's cash and cash equivalents balance at September 30, 1999 was approximately $62.8 million and the amount available on the Company's line of credit was $610 million, of which $41.3 million was restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash used by investing activities and net cash provided by (used by) financing activities, all of which are presented in the Company's Statements of Cash Flows.

         Part of the Company's strategy in funding the purchase of multifamily properties, funding its Properties in the development stage and the funding of the Company's investment in two joint ventures with multifamily real estate developers is to utilize its lines of credit and to subsequently repay the lines of credit from the issuance of additional equity or debt securities or the disposition of Properties. Utilizing this strategy during the first nine months of 1999, the Company:

-   issued the June 2004 Notes and received net proceeds of $298 million;
- refinanced four Properties and received additional net proceeds of $18 million;
- obtained new mortgage financing on eleven previously unencumbered properties and received net proceeds of $126.5 million;
- disposed of twenty-seven properties (including the sale of the Company's interest in six MRY joint venture properties) and received net proceeds of $197.1 million;
- issued approximately 1.0 million Common Shares and received net proceeds of $34.2 million; and
- issued the 8.00% Series A Cumulative Convertible Redeemable Preference Interests and received net proceeds of $39 million.

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

         With respect to the 1999 Acquired Properties, the Company assumed and/or entered into new mortgage indebtedness of approximately $196.3 million, issued OP Units with a value of $25.2 million and issued Junior Convertible Preference Units with a value of $3.0 million. The total purchase price of the 1999 Acquired Properties was approximately $526.8 million.

         Subsequent to September 30, 1999, the Company closed its merger with Lexford and through this merger acquired 402 multifamily properties containing 36,609 units. In the merger, each outstanding common share of beneficial interest of Lexford was converted into .463 of a Common Share of the Company. Pursuant to the merger, the Company issued approximately 3.9 million new Common Shares with a value of $181 million and assumed approximately $530 million of debt. As of November 11, 1999, Lexford's line of credit totaling $26.5 million, a term loan totaling $2.3 million and 22 separate Lexford mortgages totaling $22.8 million have been fully repaid.

         Subsequent to September 30, 1999 and through November 11, 1999, the Company acquired one additional property containing 919 units for a total purchase price of approximately $128 million.

         Subsequent to September 30, 1999 and through November 11, 1999, the Company disposed of three properties for a total sales price of $18.7 million. These proceeds will be utilized to purchase additional properties. The Company anticipates that it will continue to sell certain Properties in the portfolio.

         In regard to the joint venture agreements with two multifamily residential real estate developers during the nine months ended September 30, 1999, the Company funded a total of $81 million and during the remainder of 1999 the Company expects to fund approximately $24.6 million in connection with these agreements. Also in connection with these two agreements, the Company has an obligation to fund up to an additional $55 million to guarantee third party construction financing.

         In regard to certain other properties that were under development and/or expansion during the nine months ended September 30, 1999, the Company funded $32.2 million. During the remainder of 1999, the Company expects to fund $18.1 million related to the continued development and/or expansion of as many as five Properties.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         In regard to certain properties that were under earnout/development agreements, during the nine months ended September 30, 1999, the Company funded the following:

- $17.2 million relating to the acquisition of Copper Canyon Apartments, which included a $1.0 million earnout payment to the developer;
- $24.9 million relating to the acquisition of Skyview Apartments, which included a $3.1 million earnout payment to the developer; and
-   $18.3 million relating to the acquisition of Rosecliff Apartments.

         In May 1999, the Company repaid its 1999 Notes that matured on May 15, 1999. The $125 million repayment was funded from borrowings under the Company's lines of credit. In addition, during the first nine months of 1999, the Company repaid $9.3 million of mortgage indebtedness on two of its Properties. These repayments were funded from the Company's lines of credit and/or from disposition proceeds.

         In November 1999, the Company expects to repay the 1999-A Notes that mature on November 24, 1999. The $25 million repayment will be initially funded from borrowings under the Company's line of credit. In addition, during the remainder of 1999, the Company anticipates repaying approximately $30 million of mortgage notes assumed in connection with the Lexford merger. In April 2000, the Company anticipates repaying mortgage indebtedness of approximately $85 million assumed in connection with the Lexford merger. These repayments will also be primarily funded from additional borrowings under the line of credit.

         As of September 30, 1999, the Company had total indebtedness of approximately $4.8 billion, which included mortgage indebtedness of $2.5 billion (including premiums of $3.7 million), of which $851.6 million represented tax-exempt bond indebtedness, and unsecured debt of $2.3 billion (including net discounts and premiums in the amount of $2.8 million), of which $111.4 million represented tax-exempt bond indebtedness.

         Subsequent to September 30, 1999, the Company settled on a $50 million interest rate protection agreement and received approximately $1.4 million in connection therewith.

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

         During the nine months ended September 30, 1999, total capital expenditures for the Company approximated $99.4 million. Of this amount, approximately $36 million, or $298 per unit, related to capital improvements and major repairs for the 1997, 1998 and 1999 Acquired Properties. Capital improvements and major repairs for all of the Company's pre-EQR IPO properties and 1993, 1994, 1995 and 1996 Acquired Properties approximated $19.7 million, or $308 per unit. Capital spent for replacement-type items approximated $37.8 million, or $204 per unit. Also included in total capital expenditures was approximately $5.9 million expended for non-real estate additions such as computer software, computer equipment, and furniture and fixtures and leasehold improvements for the Company's property management offices and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for the remaining portion of 1999 are estimated to be approximately $20 million.

         Minority Interests as of September 30, 1999 increased by $29.1 million when compared to December 31, 1998. The primary factors that impacted this account during the nine-month period were:

- distributions declared to Minority Interests, which amounted to $27.8 million for the nine- month period;
-   the allocation of income from operations in the amount of $21.6 million;
-   the conversion of OP Units into Common Shares; and
- the issuance of Common Shares, OP Units, Preference Units and Preference Interests during the nine months ended September 30, 1999.

         Total distributions paid in October 1999 amounted to approximately $124.4 million, which included distributions declared for the quarter ended September 30, 1999.

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

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         On August 12, 1999 the Company obtained a new three year $700 million unsecured revolving credit facility, with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers. The new line of credit replaced the Company's $500 million unsecured revolving credit facility, as well as the $120 million unsecured revolving credit facility, which the Company assumed in the MRY Merger. The prior existing revolving credit facilities were repaid in full and terminated upon the closing of the new facility. This new credit facility matures in August 2002 and will be used to fund property acquisitions, costs for certain Properties under development and short term liquidity requirements. As of November 11, 1999, $147 million was outstanding under this new facility.

         In connection with the Wellsford Merger, the Company provided a $14.8 million credit enhancement with respect to bonds issued to finance certain public improvements at a multifamily development project. Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Company has agreed to purchase up to 1,000,000 shares of WRP Newco Series A Preferred at $25.00 per share on a standby basis over a three-year period ending on May 30, 2000. As of November 11, 1999, no shares of WRP Newco Series A Preferred had been acquired by the Company.

         In conjunction with the MRY Merger in October 1998, in return for the spin-off of certain assets and liabilities to MRYP Spinco, the Company received (from MRYP Spinco) a Subordinated Note receivable totaling $20 million, a preferred stock investment with an initial value of $5 million and a $25 million, one year, non-revolving Senior Note receivable with an initial value of $18.3 million. On June 24, 1999, the Subordinated Note receivable, the preferred stock investment and the Senior Note receivable were all repaid by MRYP Spinco for a total amount of $41 million, which represented a discount of $2.3 million on the combined outstanding balance of these instruments. There is no further obligation by either party in connection therewith.

         Also, in connection with the MRY Merger, the Company entered into six joint venture agreements with MRYP Spinco, the entity spun-off in the MRY Merger. The Company contributed six properties with an initial value of $52.7 million in return for a 50% ownership interest in each joint venture. On August 23, 1999, the Company sold its interest in these six properties to MRYP Spinco and there is no further obligation by either party in connection with these agreements.

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

         The Company anticipates that previously scheduled system upgrades to many of its IT systems will remediate any existing Year 2000 problems. The Company has completed testing and is currently in the process of implementing the remaining Year 2000 IT and non-IT system projects with completion anticipated during the fourth quarter of 1999. The Company has estimated that the total Year 2000 project cost will approximate $1 million, of which approximately 90% has been incurred as of September 30, 1999. During the first nine months of 1999, the primary focus of the Year 2000 remediation efforts has been on implementing and testing the previously scheduled upgrades and Year 2000 compliant versions of existing IT systems as well as continuing the assessment of the Company's exposure regarding non-IT systems at property sites. Of the remaining $100,000 budgeted to complete the Company's Year 2000 remediation project, approximately $50,000 has been allocated to engage Year 2000 consultants to help the Company monitor its IT compliance progress and to complete final IT testing and implementation. The remaining $50,000 has been allocated to remediate non-IT systems at various property sites. The estimates are based on management's best estimates, which were derived utilizing numerous assumptions of future events, and there can be no guarantees that these estimates will be achieved.

         In some cases, various third party vendors have been queried on their Year 2000 readiness. The Company continues to query its significant suppliers and vendors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. To date, the Company is not aware of any significant suppliers or vendors with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company cannot assure you that the systems of other companies, on which the Company's systems rely, will be timely converted and would not have an adverse effect on the Company's systems.

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

         For the nine months ended September 30, 1999, FFO increased by $130.4 million representing a 40.6% increase when compared to the nine months ended September 30, 1998. For the quarter ended September 30, 1999, FFO increased by $42.4 million representing a 37.6% increase when compared to the quarter ended September 30, 1998.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The following is a reconciliation of net income available to Common Shares to FFO available to Common Shares and OP Units for the nine months and quarters ended September 30, 1999 and 1998 (amounts are in thousands):

----------------------------------------------------------------------------------------------------------------------
                                                             Nine            Nine
                                                            Months          Months          Quarter         Quarter
                                                             Ended           Ended           Ended           Ended
                                                            9/30/99         9/30/98         9/30/99         9/30/98
----------------------------------------------------------------------------------------------------------------------
Net income available to Common Shares                  $      200,989  $      116,819   $      67,884   $      34,881
Adjustments:
     Income allocated to Minority Interests                    21,554          12,840           7,040           4,530
     Depreciation on real estate assets*                      293,090         204,401          98,828          75,014
     Amortization of deferred financing
costs related to predecessor business                               -              35               -               -
     Loss on early extinguishment of debt                         451               -               -               -
     Gain on disposition of properties, net                   (64,315)        (12,717)        (18,508)         (1,625)
----------------------------------------------------------------------------------------------------------------------
FFO available to Common Shares and
     OP Units                                          $      451,769  $      321,378   $     155,244   $     112,800
----------------------------------------------------------------------------------------------------------------------

* Includes $710 and $159 related to the Company's share of depreciation from unconsolidated joint ventures for the nine months and quarter ended September 30, 1999, respectively.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no new or significant developments related to the legal proceedings that were discussed in Part I, Item III of the Company's Form 10-K for the year ended December 31, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 30, 1999, a special meeting of shareholders was held whereby the shareholders were asked to approve the Lexford Merger. Of the votes that were collected, there were 88,791,212 votes for the Lexford Merger, 392,728 votes against the Lexford Merger and 407,942 abstentions; and, therefore, the Lexford Merger was approved by the shareholders.

         At this special meeting, the shareholders were asked to approve a separate proposal amending EQR's Declaration of Trust to provide that shareholder approval of mergers or consolidations would only be required when required under Maryland law. Of the votes that were collected, there were 70,547,757 votes for the amendment, 18,472,338 votes against the amendment and 571,787 abstentions; and, therefore, the amendment was approved by the shareholders and is now effective.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(A)      Exhibits:

12       Computation of Ratio of Earnings to Fixed Charges
27       Financial Data Schedule Worksheet

(B)      Reports on Form 8-K:

A Report on Form 8-K dated June 30, 1999 and filed on July 2, 1999, announcing the merger of EQR and Lexford.

A Report on Form 8-K dated June 30, 1999 and filed on July 14, 1999, disclosing certain historical financial information of Lexford.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       EQUITY RESIDENTIAL PROPERTIES TRUST

Date: November 11, 1999    By:  /s/           Bruce C. Strohm
      -----------------            --------------------------------------------
                                              Bruce C. Strohm
                                    Executive Vice President, General Counsel
                                             and Secretary


Date: November 11, 1999    By: /s/            Michael J. McHugh
      -----------------            --------------------------------------------
                                              Michael J. McHugh
                                   Executive Vice President, Chief Accounting
                                            Officer and Treasurer