Form 10-K
period 1999-12-31
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 2000-03-14
CIK 906107

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended DECEMBER 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting and non-voting shares held by non-affiliates of the Registrant was approximately $5.1 billion based upon the closing price on March 1, 2000 of $40 using beneficial ownership of shares rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting shares owned by Trustees and Officers, some of whom may not be held to be affiliates upon judicial determination.

At March 1, 2000, 127,911,989 of the Registrant's Common Shares of Beneficial Interest were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE



Part III incorporates by reference information to be contained in the Company's definitive proxy statement, which the Company anticipates will be filed no later than March 31, 2000, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K.



                       EQUITY RESIDENTIAL PROPERTIES TRUST

                                TABLE OF CONTENTS

PART I.                                                                                                   PAGE
                                                                                                          ----
         Item 1.      Business                                                                               4
         Item 2.      The Properties                                                                        28
         Item 3.      Legal Proceedings                                                                     32
         Item 4.      Submission of Matters to a Vote of Security Holders                                   32

PART II.

         Item 5.      Market for Registrant's Common Equity and Related                                     33
                      Shareholder Matters
         Item 6.      Selected Financial Data                                                               33
         Item 7.      Management's Discussion and Analysis of Financial Condition                           36
                      and Results of Operations

         Item 7A.     Quantitative and Qualitative Disclosure about Market Risk                             47
         Item 8.      Financial Statements and Supplementary Data                                           48
         Item 9.      Changes in and Disagreements with Accountants on Accounting and                       48
                      Financial Disclosure

PART III.

         Item 10.     Trustees and Executive Officers of the Registrant                                     49
         Item 11.     Executive Compensation                                                                49
         Item 12.     Security Ownership of Certain Beneficial Owners and Management                        49
         Item 13.     Certain Relationships and Related Transactions                                        49

PART IV.

         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                           50


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Equity Residential Properties Trust ("EQR") is a self-administered and self-managed equity real estate investment trust ("REIT"). EQR was organized in March 1993 and commenced operations on August 18, 1993 upon completion of its initial public offering (the "EQR IPO") of 13,225,000 common shares of beneficial interest, $0.01 par value per share ("Common Shares"). EQR was formed to continue the multifamily property business objectives and acquisition strategies of certain affiliated entities controlled by Mr. Samuel Zell, Chairman of the Board of Trustees of EQR. These entities had been engaged in the acquisition, ownership and operation of multifamily residential properties since 1969. As used herein, the term "Company" includes EQR and those entities owned or controlled by it, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger"), Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger"), Merry Land & Investment Company, Inc. ("MRY") (the "MRY Merger") and Lexford Residential Trust ("LFT") ("the LFT Merger") (collectively, the "Mergers").

         The Company has formed a series of partnerships (the "Financing Partnerships") which beneficially own certain Properties (see definition below) that may be encumbered by mortgage indebtedness. In general, these are structured so that ERP Operating Limited Partnership (the "Operating Partnership"), a subsidiary of EQR, owns a 1% limited partner interest and a 98% general partner interest in each, with the remaining 1% general partner interest in each Financing Partnership owned by various qualified REIT subsidiaries wholly owned by the Company (each a "QRS Corporation"). Rental income from the Properties that are beneficially owned by a Financing Partnership is used first to service the applicable mortgage debt and pay other operating expenses and any excess is then distributed 1% to the applicable QRS Corporation, as the general partner of such Financing Partnership, and 99% to the Operating Partnership, as the sole 1% limited partner and as the 98% general partner. The Company has also formed a series of limited liability companies that own certain Properties (collectively, the "LLCs"). The Operating Partnership is a 99% managing member of each LLC and a QRS Corporation is a 1% member of each LLC.

         The Company's subsidiaries include the Operating Partnership, a series of management limited partnerships and companies (collectively, the "Management Partnerships" or the "Management Companies"), the Financing Partnerships, the LLC's and certain other entities.

         As of December 31, 1999, the Company owned or had interests in 1,062 multifamily properties containing 225,708 units, of which it wholly-owned a portfolio of 983 multifamily properties (individually, a "Property" and collectively, the "Properties") containing 214,060 units. The remaining 79 properties represent investments in partnership interests and/or subordinated mortgages containing 11,648 units. The Company's Properties are located in 35 states throughout the United States. The Company is one of the largest publicly traded REIT's (based on the aggregate market value of its outstanding Common Shares) and is the largest publicly traded REIT owner of multifamily properties (based on the number of apartment units wholly owned and total revenues earned).

         Since the EQR IPO and through December 31, 1999, the Company, through the Operating Partnership, has acquired direct interests in 988 properties containing 209,975 units in the aggregate for a total purchase price of approximately $12 billion, including the assumption of approximately $3.2 billion of mortgage indebtedness and $848.2 million of unsecured notes. Since the EQR IPO and through December 31, 1999, the Company has disposed of 74 properties, containing 17,640 units for a total sales price of approximately $654.2 million.

                                     PART I
         The Company's corporate headquarters and executive offices are located in Chicago, Illinois. In addition, the Company has 31 management offices in the following cities:

         - Scottsdale and Tucson, Arizona;
         - Irvine, Sacramento and San Francisco, California;
         - Denver, Colorado;
         - Tampa, Jacksonville, Ft. Lauderdale and Orlando, Florida;
         - Atlanta and Augusta, Georgia;
         - Chicago, Illinois;
         - Kansas City, Kansas;
         - Louisville, Kentucky;
         - Bethesda, Maryland;
         - Ypsilanti, Michigan;
         - Minneapolis, Minnesota;
         - Las Vegas, Nevada;
         - Charlotte and Raleigh, North Carolina;
         - Reynoldsburg, Ohio
         - Tulsa, Oklahoma;
         - Portland, Oregon;
         - Nashville and Memphis, Tennessee.
         - Dallas, Houston and San Antonio, Texas; and
         - Seattle and Redmond, Washington

         The Company has approximately 6,700 employees. An on-site manager, who supervises the on-site employees and is responsible for the day-to-day operations of the Property, directs each of the Company's Properties. A leasing administrator and/or property administrator generally assists the manager. In addition, a maintenance director at each Property supervises a maintenance staff whose responsibilities include a variety of tasks, including responding to service requests, preparing vacant apartments for the next resident and performing preventive maintenance procedures year-round.

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

         The Company seeks to maximize both current income and long-term growth in income, thereby increasing:

         - the value of the Properties;
         - distributions on a per Common Share basis; and
         - shareholders' value.

The Company's strategies for accomplishing these objectives are:

         - maintaining and increasing Property occupancy while increasing rental rates;

         - controlling expenses, providing regular preventive maintenance, making periodic renovations and enhancing amenities;

         - maintaining a ratio of consolidated debt-to-total market capitalization of less than 50%;

         - strategically acquiring and disposing of properties; and

         - purchasing newly developed, as well as co-investing in the development of, multifamily communities.

         The Company is committed to tenant satisfaction by striving to anticipate industry trends and implementing strategies and policies consistent with providing quality tenant services. In addition, the

                                     PART I

Company continuously surveys rental rates of competing properties and conducts satisfaction surveys of residents to determine the factors they consider most important in choosing a particular apartment unit.

ACQUISITION STRATEGIES

         The Company anticipates that future property acquisitions will be located in the continental United States. Management will continue to use market information to evaluate acquisition opportunities. The Company's market database allows it to review the primary economic indicators of the markets where the Company currently manages Properties and where it expects to expand its operations. Acquisitions may be financed from various sources of capital, which may include retained cash flow, issuance of additional equity securities, sales of Properties and collateralized and uncollateralized borrowings. In addition, the Company may acquire additional multifamily properties in transactions that include the issuance of limited partnership interests in the Operating Partnership ("OP Units") as consideration for the acquired properties. Such transactions may, in certain circumstances, partially defer the sellers' tax consequences.

When evaluating potential acquisitions, the Company will consider:

         - the geographic area and type of community;

         - the location, construction quality, condition and design of the property;

         - the current and projected cash flow of the property and the ability to increase cash flow;

         - the potential for capital appreciation of the property;

         - the terms of resident leases, including the potential for rent increases;

         - the potential for economic growth and the tax and regulatory environment of the community in which the property is located;

         - the occupancy and demand by residents for properties of a similar type in the vicinity (the overall market and submarket);

         - the prospects for liquidity through sale, financing or refinancing of the property;

         - the benefits of integration into existing operations; and

         - competition from existing multifamily properties and the potential for the construction of new multifamily properties in the area.

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

DEVELOPMENT STRATEGIES

         The Company seeks to acquire newly constructed properties and make investments towards the development of properties in markets where it discerns strong demand, which the Company believes will enable it to achieve superior rates of return. The Company's current communities under development and future developments are in markets or will be in markets where certain market demographics justify the development of high quality multifamily communities. In evaluating whether to develop an apartment community in a particular location, the Company analyzes relevant demographic, economic and financial data. Specifically, the Company considers the following factors, among others, in determining the viability of a potential new apartment community:

         - income levels and employment growth trends in the relevant market;

         - uniqueness of location;

         - household growth and net migration of the relevant market's population;

         - supply/demand ratio, competitive housing alternatives, sub-market occupancy and rent levels;

         - barriers to entry that would limit competition; and

         - purchase prices and yields of available existing stabilized communities, if any.

                                     PART I

DISPOSITION STRATEGIES

         Management will use market information to evaluate dispositions. Factors the Company considers in deciding whether to dispose of its Properties include the following:

         - potential increases in new construction;

         - areas where the economy is expected to decline substantially; and

         - markets where the Company does not intend to establish long-term concentrations.

         The Company will reinvest the proceeds received from property dispositions primarily to fund property acquisitions as well as fund development activities. In addition, when feasible the Company may structure these transactions as tax deferred exchanges.

FINANCING STRATEGIES

         The Company intends to maintain a ratio of consolidated debt-to-total market capitalization of 50% or less. At December 31, 1999, the Company had a ratio of approximately 42.75% based on the market value of equity equal to the closing price of the Company's Common Shares on the New York Stock Exchange and assuming conversion of all OP Units plus the liquidation preference of the Company's preferred shares of beneficial interest, $0.01 par value per share ("Preferred Shares") and the Operating Partnership's preference units and interests. It is the Company's policy that EQR shall not incur indebtedness other than short-term trade, employee compensation, dividends payable or similar indebtedness that will be paid in the ordinary course of business, and that indebtedness shall instead be incurred by the Operating Partnership to the extent necessary to fund the business activities conducted by the Operating Partnership and its subsidiaries.

EQUITY OFFERINGS FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

         During 1997, the Company issued 84,183 Common Shares pursuant to the Employee Share Purchase Plan at net prices which ranged from $35.63 per share to $42.08 per share and raised approximately $3.2 million in connection therewith.

         In March 1997, the Company completed three separate public offerings relating to an aggregate of 1,921,000 publicly registered Common Shares, which were sold to the public at a price of $46 per share. The Company received net proceeds of approximately $88.3 million therefrom.

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

         In June 1997, the Company completed five separate public offerings comprising an aggregate of 8,992,023 publicly registered Common Shares, which were sold to the public at prices ranging from $44.06 to $45.88 per share. The Company received net proceeds of approximately $398.9 million therefrom.

         In September 1997, the Company completed the sale of 498,000 publicly registered Common Shares, which were sold to the public at a price of $51.125 per share. The Company received net proceeds of approximately $24.2 million in connection with this offering.

                                     PART I

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

         In October 1997, in connection with the acquisition of a portfolio of Properties, the Company issued 3,315,500 publicly registered Common Shares, which were issued at a price of $45.25 per share with a value of approximately $150 million.

         On November 3, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register 7,000,000 Common Shares pursuant to a Distribution Reinvestment and Share Purchase Plan. This registration statement was declared effective on November 25, 1997. The Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan") of the Company provides holders of record and beneficial owners of Common Shares, Preferred Shares, and limited partnership interests in the Operating Partnership with a simple and convenient method of investing cash distributions in additional Common Shares (which is referred to herein as the "Dividend Reinvestment - DRIP Plan"). Common Shares may also be purchased on a monthly basis with optional cash payments made by participants in the Plan and interested new investors, not currently shareholders of the Company, at the market price of the Common Shares less a discount ranging between 0% and 5%, as determined in accordance with the DRIP Plan (which is referred to herein as the "Share Purchase - DRIP Plan").

         In December 1997, in connection with an acquisition of a Property, the Company issued 736,296 publicly registered Common Shares, which were issued at a price of $48.85 per share with a value of approximately $36 million.

         Also in December 1997, the Company completed the sale of 467,722 publicly registered Common Shares, which were sold at a price of $51.3125 per share. The Company received net proceeds of approximately $22.8 million in connection with this offering.

         During 1998, the Company issued 93,521 Common Shares pursuant to the Employee Share Purchase Plan and received net proceeds of approximately $3.7 million.

         During 1998, the Company issued 1,023,184 Common Shares pursuant to the Share Purchase - DRIP Plan and received net proceeds of approximately $50.7 million.

         During 1998, the Company issued 10,230 Common Shares pursuant to the Dividend Reinvestment - DRIP Plan and received net proceeds of approximately $0.4 million.

         On January 27, 1998, the Company completed an offering of 4,000,000 publicly registered Common Shares, which were sold to the public at a price of $50.4375 per share. The Company received net proceeds of approximately $195.3 million in connection therewith.

         On February 3, 1998, the Company filed with the SEC a Form S-3 Registration Statement to register $1 billion of equity securities. The SEC declared this registration statement effective on February

                                     PART I

27, 1998. In addition, the Company carried over $272 million related to the registration statement effective on August 4, 1997. As of December 31, 1999, $1.1 billion remained outstanding under this registration statement.

         On February 18, 1998, the Company completed two offerings of 988,340 publicly registered Common Shares, which were sold to the public at a price of $50.625 per share. On February 23, 1998, the Company completed an offering of 1,000,000 publicly registered Common Shares, which were sold to the public at a price of $48 per share. The Company received net proceeds from these offerings of approximately $95 million.

         On March 30, 1998, the Company completed an offering of 495,663 publicly registered Common Shares, which were sold at a price of $47.9156 per share. The Company received net proceeds of approximately $23.7 million in connection therewith.

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

         During 1999, the Company issued 147,885 Common Shares pursuant to the Employee Share Purchase Plan and received net proceeds of approximately $5.2 million.

         During 1999, the Company issued 22,534 Common Shares pursuant to the Share Purchase - DRIP Plan and received net proceeds of approximately $1.0 million.

         During 1999, the Company issued 36,132 Common Shares pursuant to the Dividend Reinvestment - DRIP Plan and received net proceeds of approximately $1.5 million.

         On October 12, 1999, the Company repurchased and retired 148,453 Common Shares previously issued in connection with the LFT Merger. These Common Shares were owned by various LFT employees and trustees. The Company paid approximately $6.3 million in connection therewith.

DEBT OFFERINGS FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

         In October 1997, the Operating Partnership issued $150 million of unsecured fixed rate notes (the "2017 Notes") in a public debt offering. The 2017 Notes are due on October 15, 2017 and bear interest at 7.125%, which is payable semiannually in arrears on April 15 and October 15, commencing April 15, 1998. The 2017 Notes are redeemable at any time by the Operating Partnership pursuant to the terms thereof. The Operating Partnership received net proceeds of approximately $147.4 million in connection with this issuance.

         In November 1997, the Operating Partnership issued $200 million of unsecured fixed rate notes in a public debt offering. Of the $200 million issued, $150 million of these notes are due November 15, 2001 (the "2001 Notes") and bear interest at a rate of 6.55%, which is payable semiannually in arrears on May 15 and November 15, commencing on May 15, 1998. The remaining $50 million of these notes are due November 15, 2003 (the "2003 Notes") and bear interest at a rate of 6.65%, which is payable semiannually

                                     PART I

in arrears on May 15 and November 15, commencing on May 15, 1998. The Operating Partnership received net proceeds of approximately $198.5 million in connection with the 2001 Notes and the 2003 Notes.

         On February 3, 1998, the Operating Partnership filed a Form S-3 Registration Statement to register $1 billion of debt securities. The SEC declared this registration statement effective on February 27, 1998. As of December 31, 1999, $430 million remained outstanding under this registration statement.

         In April 1998, the Operating Partnership issued $300 million of unsecured fixed rate notes (the "2015 Notes") in a public debt offering. The 2015 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. The 2015 Notes are due April 13, 2015. The annual interest rate on the 2015 Notes to April 13, 2005 (the "Remarketing Date") is 6.63%, which is payable semi-annually in arrears on October 13 and April 13, commencing October 13, 1998. The 2015 Notes are subject to mandatory tender to the remarketing agent on the Remarketing Date, at the election of the remarketing dealer and subject to certain limitations. If the remarketing dealer, initially Salomon Brothers Inc., does not purchase all tendered 2015 Notes on the Remarketing Date, or in certain other limited circumstances, the Operating Partnership will be required to repurchase the 2015 Notes at 100% of their principal amount plus accrued interest. If the 2015 Notes are remarketed, the 2015 Notes will bear interest at the rate determined by the remarketing dealer on and after the Remarketing Date. The Operating Partnership received net proceeds of approximately $298.1 million in connection with this issuance. The Operating Partnership also received approximately $8.1 million from the sale of the option to remarket the 2015 Notes on the Remarketing Date, which is being amortized over the term of the 2015 Notes. Prior to the issuance of the 2015 Notes, the Operating Partnership entered into an interest rate protection agreement to effectively fix the interest rate cost of such issuance at the Remarketing Date. The Operating Partnership received a one-time settlement payment from this transaction, which was approximately $0.6 million and is being amortized over seven years.

         In August 1998, the Operating Partnership issued $100 million of Remarketed Reset Notes (the "August 2003 Notes") in a public debt offering. The August 2003 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. The August 2003 Notes are due August 21, 2003. During the period from and including August 21, 1998 to but excluding August 23, 1999 (the "Initial Spread Period") the interest rate on the August 2003 Notes was LIBOR plus 0.45%. The current interest rate for the period from August 23, 1999 to August 22, 2000 is LIBOR plus 0.75%. Beginning August 23, 1999, the Operating Partnership is entitled to redeem the August 2003 Notes on certain dates and in certain circumstances. The Operating Partnership received net proceeds of approximately $99.7 million in connection with this issuance.

         In September 1998, the Operating Partnership issued $145 million of unsecured fixed rate notes (the "2000 Notes") in a public debt offering. The 2000 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. The 2000 Notes are due September 15, 2000. The annual interest rate on the 2000 Notes is 6.15%, which is payable semi-annually in arrears on March 15 and September 15, commencing March 15, 1999. The Operating Partnership received net proceeds of approximately $144.5 million in connection with this issuance.

         In June 1999, the Operating Partnership issued $300 million of redeemable unsecured fixed rate notes (the "June 2004 Notes") in connection with the Debt Shelf Registration in a public debt offering. The June 2004 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. The June 2004 Notes are due June 23, 2004. The annual interest rate on the June 2004 Notes is 7.10%, which is payable semiannually in arrears on December 23 and June 23, commencing December 23, 1999. The Operating Partnership received net proceeds of approximately $298.0 million in connection with this issuance.

                                     PART I

CREDIT FACILITY

         On August 12, 1999 the Company obtained a new three year $700 million unsecured revolving credit facility, with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers. The new line of credit replaced the Company's $500 million unsecured revolving credit facility, as well as the $120 million unsecured revolving credit facility which the Company assumed in the MRY Merger. The prior existing revolving credit facilities were repaid in full and terminated upon the closing of the new facility. This new credit facility matures in August 2002 and will be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements. Advances under the credit facility bear interest at variable rates based upon LIBOR available at various interest periods, plus a certain spread dependent upon the Company's credit rating. As of March 7, 2000, $110 million was outstanding under this new facility bearing interest at a weighted average rate of 6.28%.

BUSINESS COMBINATIONS

         On May 30, 1997, the Company completed the acquisition of the multifamily property business of Wellsford through the Wellsford Merger. The transaction was valued at approximately $1 billion and included 72 Properties of Wellsford containing 19,004 units. The purchase price consisted of:

         - 10.8 million Common Shares issued by the Company with a market value, at the date of closing, of $443.7 million;

         - liquidation value of $157.5 million for the following:

           a) Wellsford Series A Cumulative Convertible Preferred Shares of Beneficial Interest;

           b) Wellsford Series B Cumulative Redeemable Preferred Shares of Beneficial Interest;

         - assumption of mortgage indebtedness and unsecured notes in the amount of $345 million;

         - assumption of other liabilities of approximately $33.5 million; and

         - other merger related costs of approximately $23.4 million.

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

         On December 23, 1997, the Company completed the acquisition of the multifamily property business of EWR through the EWR Merger. The transaction was valued at approximately $1.2 billion and included 53 Properties of EWR containing 15,331 units and three Properties under construction or expansion containing 953 units. The purchase price consisted of:

         - 10.3 million Common Shares issued by the Company with a market value, at the date of closing, of approximately $501.6 million;

         - assumption of EWR's minority interest with a market value of approximately $107.3 million;

         - assumption of mortgage indebtedness and unsecured notes in the amount of $498 million;

         - assumption of other liabilities of approximately $28.2 million; and

         - other merger related costs of approximately $16.7 million.

                                     PART I

         In the EWR Merger, each outstanding common share of beneficial interest of EWR was converted into .50 of a Common Share.

         On October 19, 1998, the Company completed the acquisition of the multifamily property business of MRY through the MRY Merger. The transaction was valued at approximately $2.2 billion and included 108 Properties containing 32,315 units, three Properties under construction and/or expansion anticipated to contain 872 units and six Additional Properties containing 1,297 units that were contributed to six joint ventures. The purchase price consisted of:

         - 21.8 million Common Shares issued by the Company with a market value, at the date of closing, of approximately $1 billion;

         - liquidation value of $369.1 million for the following:

           a) MRY Series A Cumulative Convertible Preferred Shares of Beneficial Interest;
           b) MRY Series B Cumulative Convertible Preferred Shares of Beneficial Interest;
           c) MRY Series C Cumulative Convertible Preferred Shares of Beneficial Interest;
           d) MRY Series D Cumulative Redeemable Preferred Shares of Beneficial Interest;
           e) MRY Series E Cumulative Redeemable Preferred Shares of Beneficial Interest;

         - assumption of MRY's minority interest with a market value of approximately $40.2 million.

         - assumption of mortgage indebtedness, unsecured notes and the outstanding balance under a line of credit in the amount of $723.5 million;

         - assumption of other liabilities of approximately $46.5 million; and

         - other merger related costs of approximately $51.9 million.

         In the MRY Merger, each outstanding common share of beneficial interest of MRY was converted into .53 of a Common Share. In addition, MRY spun-off certain assets and liabilities to Merry Land Properties, Inc. ("MRYP Spinco"). In connection with this spin-off, each holder of MRY common shares received one share of MRYP Spinco for each twenty shares of MRY common held. As partial consideration for the transfer, the Company extended a $25 million, one year, non-revolving loan to MRYP Spinco pursuant to a Senior Debt Agreement. As additional consideration, the Company extended an additional $20 million of indebtedness to MRYP Spinco under a 15-year Subordinated Debt Agreement, bearing interest payable quarterly. The Company also entered into the Preferred Stock Agreement and received 5,000 shares of MRYP Spinco Preferred Stock with a liquidation preference of $1,000 per share. In June 1999, MRYP Spinco repaid the entire outstanding Senior Note balance of $18.3 million and the Subordinated Debt Agreement balance of $20.0 million and repurchased all 5,000 shares of the preferred stock for $2.7 million. There is no further obligation by either party in connection with these agreements.

         In addition, MRY Series A Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as the Company's 164,951 Series H Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series H Preferred Shares"), the MRY Series B Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as the Company's 4,000,000 Series I Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series I Preferred Shares"), the MRY Series C Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as the Company's 4,599,400 Series J Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series J Preferred Shares"), the MRY Series D Cumulative Redeemable Preferred Shares of Beneficial Interest were redesignated as the Company's 1,000,000 Series K Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series K Preferred Shares") and the MRY Series E Cumulative Redeemable Preferred Shares of Beneficial Interest were redesignated as the Company's 4,000,000 Series L Cumulative Redeemable Preferred Shares of

                                     PART I

Beneficial Interest, $0.01 par value per share (the "Series L Preferred Shares"). During 1999, all of the Series I Preferred Shares were converted into 2,566,797 Common Shares of the Company.

         On August 23, 1999, the Company sold its entire interest in the six joint venture properties to MRYP Spinco and received $54.1 million. There is no further obligation by either party in connection with the joint venture agreements.

         On October 1, 1999, the Company completed the acquisition of the multifamily property business of LFT through the LFT Merger. The transaction was valued at approximately $738 million and included 402 Properties of LFT containing 36,609 units. The purchase price consisted of:

         - 4.0 million Common Shares issued by the Company with a market value, at the date of closing, of approximately $181.1 million;

         - assumption of mortgage indebtedness and unsecured notes in the amount of $528.3 million;

         - acquisition of other assets of approximately $40.9 million and assumption of other liabilities of approximately $25.3 million; and

         - other merger related costs of approximately $24.5 million.

         In the LFT Merger, each outstanding common share of beneficial interest of LFT was converted into .463 of a Common Share.

RECENT TRANSACTIONS

         On January 14, 2000, the Company entered into an agreement to acquire, in an all cash and debt transaction, Globe Business Resources, Inc. ("Globe"), one of the nation's largest providers of temporary corporate housing and furniture rental. The shareholders of Globe will receive $13.00 per share upon closing and up to an additional $0.50 per share post closing, upon final determination of costs, if any, relating to any potential breaches of certain representations and covenants. At full funding of $13.50 per share, the Company would pay approximately $64.8 million in cash for Globe. In addition, the Company will assume approximately $69.4 million in debt. The acquisition, which is expected to close during the second quarter of 2000, requires Globe shareholder approval.

         From January 1, 2000 through March 3, 2000, the Company acquired Windmont Apartments, a 178-unit property located in Atlanta, GA from an unaffiliated party for a total purchase price of approximately $10.3 million.

         From January 1, 2000 through March 3, 2000, the Company disposed of six Properties for a total sales price of $46.7 million.

         On March 3, 2000, Lexford Properties, L.P., a wholly-owned subsidiary of the Operating Partnership, issued 1.1 million units of 8.50% Series B Cumulative Convertible Redeemable Preference Units with an equity value of $55.0 million. Lexford Properties, L.P. received $53.6 million in net proceeds from this transaction. The liquidation value of these units is $50 per unit. The 1.1 million units are exchangeable into 1.1 million shares of 8.50% Series M-1 Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. The Series M-1 Preferred Shares are not convertible to EQR Common Shares. Dividends for the Series B Preference Units or the Series M-1 Preferred Shares are payable quarterly at the rate of $4.25 per unit/share per year. The net proceeds received from this transaction will be used for scheduled mortgage and line of credit repayments.

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

DEBT FINANCING AND PREFERRED SHARES COULD ADVERSELY AFFECT OUR PERFORMANCE

         GENERAL

         As of December 31, 1999, certain of our multifamily properties were subject to approximately $2.9 billion of mortgage indebtedness and our total debt equaled approximately $5.5 billion. Of our total debt outstanding, $700.9 million (including the balance of $300 million outstanding on our $700 million unsecured line of credit) was floating rate debt, and $965.8 million was issued at tax exempt rates. In addition to debt, we have issued preferred shares of beneficial interest. Our use of debt and preferred equity financing creates certain risks, including the following.

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

         FINANCIAL COVENANTS COULD ADVERSELY AFFECT THE COMPANY'S FINANCIAL CONDITION

         If a property we own is mortgaged to secure payment of indebtedness and we are unable to meet

                                     PART I

the mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations. A foreclosure could also result in our recognition of taxable income without our actually receiving cash proceeds from the disposition of the property with which to pay the tax. This could adversely affect our cash flow and could make it more difficult for us to meet our distribution requirements as a real estate investment trust (a "REIT").

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

         OUR DEGREE OF LEVERAGE COULD LIMIT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING

         Our debt to market capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common and preferred shares and units) was approximately 42.75% as of December 31, 1999. We have a policy of incurring indebtedness for borrowed money only through the Operating Partnership and its subsidiaries and only if upon such incurrence our debt to market capitalization ratio would be approximately 50% or less. Our degree of leverage could have important consequences to security holders. For example, the degree of leverage could affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, making us more vulnerable to a downturn in business or the economy generally.

         RISING INTEREST RATES COULD ADVERSELY AFFECT CASH FLOW

         Advances under our credit facility bear interest at variable rates based upon LIBOR available at various interest periods, plus a certain spread dependent upon the Company's credit rating. Certain of our senior unsecured debt instruments also, from time to time, bear interest at floating rates. We may also borrow additional money with variable interest rates in the future. Increases in interest rates would increase our interest expenses under these debt instruments and would increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates would adversely affect cash flow and our ability to service our debt and to make distributions to security holders.

                                     PART I


CONTROL AND INFLUENCE BY SIGNIFICANT SHAREHOLDERS COULD BE EXERCISED IN A MANNER ADVERSE TO OTHER SHAREHOLDERS

         GENERAL

         As of March 1, 2000, (1) Samuel Zell and certain of the current holders of Units issued to affiliates of Mr. Zell, who contributed 33 properties to us at the time of our initial public offering, owned in the aggregate approximately 2.85% of our common shares (Mr. Zell and these affiliates are described herein as the "Zell Original Owners"); (2) certain entities controlled by Starwood Capital Partners LP ("Starwood") and its affiliates, who contributed 23 properties to us at the time of our initial public offering, owned less than 1% of our common shares; and (3) our executive officers and trustees, excluding Mr. Zell (see disclosure above), owned approximately 4.37% of our common shares. These percentages assume all options are exercised for common shares and all Units are converted to common shares. In addition, the consent of certain affiliates of Mr. Zell and Starwood is required for certain amendments to the Fifth Amended and Restated ERP Operating Limited Partnership Agreement of Limited Partnership (the "Partnership Agreement"). As a result of their security ownership and rights concerning amendments to the Partnership Agreement, Mr. Zell and the Starwood owners may have substantial influence over the Company. Although these security holders have not agreed to act together on any matter, they would be in a position to exercise even more influence over the Company's affairs if they were to act together in the future. This influence might be exercised in a manner that is inconsistent with the interests of other security holders.

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

         Environmental laws also govern the presence, maintenance and removal of asbestos. These laws require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, that they notify and train those who may come into contact with asbestos and that they

                                     PART I

undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

         Substantially all of our properties have been the subject of environmental assessments completed by qualified independent environmental consultant companies. These environmental assessments have not revealed, nor are we aware of, any environmental liability that our management believes would have a material adverse effect on our business, results of operations, financial condition or liquidity.

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

         NEW ACQUISITIONS OR DEVELOPMENTS MAY FAIL TO PERFORM AS EXPECTED AND COMPETITION FOR ACQUISITIONS MAY RESULT IN INCREASED PRICES FOR PROPERTIES

         We intend to continue to actively acquire or develop multifamily properties. Newly acquired or developed properties may fail to perform as expected. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or to develop a property. Additionally, we expect that other major real estate investors with significant capital will compete with us for attractive investment opportunities. This competition has increased prices for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.

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

         OUR PREFERRED SHARES OF BENEFICIAL INTEREST MAY AFFECT CHANGES IN
         CONTROL

         Our Declaration of Trust authorizes the Board of Trustees to issue up to 100 million preferred shares of beneficial interest, and to establish the preferences and rights (including the right to vote and the right to convert into common shares) of any preferred shares issued. The Board of Trustees may use its powers to issue preferred shares and to set the terms of such securities to delay or prevent a change in control of the Company, even if a change in

                                     PART I

control were in the interest of security holders. As of December 31, 1999, 25,085,652 preferred shares were issued and outstanding.

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

                                     PART I

         WE COULD BE DISQUALIFIED AS A REIT OR HAVE TO PAY TAXES IF OUR MERGER PARTNERS DID NOT QUALIFY AS REIT'S

         If any of our recent merger partners had failed to qualify as a REIT throughout the duration of their existence, then they might have had undistributed "C corporation earnings and profits" at the time of their merger with us. If that was the case and we did not distribute those earnings and profits prior to the end of the year in which the merger took place, we might not qualify as a REIT. We believe that each of our merger partners qualified as a REIT and that, in any event, none of them had any undistributed "C corporation earnings and profits" at the time of their merger with us. If any of our merger partners failed to qualify as a REIT, an additional concern would be that they would have recognized taxable gain at the time they were merged with us. We would be liable for the tax on such gain. In this event, we would have to pay corporate income tax on any gain existing at the time of the applicable merger on assets acquired in the merger if the assets are sold within ten years of the merger. Finally, we could be precluded from electing REIT status for up to four years after the year in which the predecessor entity failed to qualify for REIT status.

         OTHER TAX LIABILITIES

         Even if we qualify as a REIT, we will be subject to certain federal, state and local taxes on our income and property. In addition, our third-party management operations, which are conducted through subsidiaries, generally will be subject to federal income tax at regular corporate rates.

WE DEPEND ON OUR KEY PERSONNEL

         We depend on the efforts of the Chairman of our Board of Trustees, Samuel Zell, and our executive officers, particularly Douglas Crocker II and Gerald A. Spector. If they resign, our operations could be temporarily adversely effected. Mr. Crocker and Mr. Spector have entered into Deferred Compensation Agreements with the Company which provide both with a salary benefit after their respective termination of employment with the Company. In addition, Mr. Zell, Mr. Crocker and Mr. Spector have entered into Noncompetition Agreements with the Company.

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

         WE ARE DEPENDENT ON EXTERNAL SOURCES OF CAPITAL

         Because of our annual REIT distribution requirements, we may not be able to fund all future capital needs, including for acquisitions and developments, from income generated by operations and the disposition of certain assets. We therefore may have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings, if pursued, may result in dilution of security holders' interests, and additional debt financing may increase our leverage.

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

                                     PART I

         On December 17, 1999, as part of a larger bill, the President signed into law the REIT Modernization Act ("RMA"). Effective beginning January 1, 2001, the RMA will amend the tax rules relating to the composition of a REIT's assets. Under current law, a REIT is precluded from owning more than 10% of the outstanding voting securities of any one issuer, other than a wholly owned subsidiary or another REIT. Beginning in 2001, a REIT will remain subject to the current restriction and be precluded from owning more than 10% of the value of all classes of any one issuer.

         There is an exception to this prohibition. A REIT will be allowed to own up to 100% of the securities of a taxable REIT subsidiary ("TRS") that can provide services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants. However, no more than 20% of the value of a REIT's total assets can be represented by securities of one or more TRS. The amount of debt and rental payments from a TRS to a REIT will be limited to ensure that a TRS is subject to an appropriate level of corporate tax. The new 10% asset test will not apply to certain arrangements (including third party subsidiaries) in place on July 12, 1999, provided that a subsidiary does not engage in a "substantial" new line of business, its existing business does not increase, and a REIT does not acquire any new securities in the subsidiary. Under the RMA, a third party subsidiary will be able to convert tax free into a TRS.

         In addition to the above legislative changes, effective January 1, 2001, the distribution of taxable income requirement of a REIT will be reduced from 95% to 90%. Further, effective January 1, 2001, the 15% personal property test (which generally requires that the adjusted basis of a REIT's personal property not exceed 15% of its real and personal property in order for income to be considered rents from real property) will be based on fair market values instead of adjusted tax basis.

         We believe that we have qualified as a REIT for all of our taxable years beginning with 1992. We also believe that our current structure and method of operation is such that we will continue to qualify as a REIT. However, we cannot guarantee that the actual results of our operations have satisfied or will satisfy the requirements under the Internal Revenue Code.

         Piper, Marbury, Rudnick & Wolfe, our special tax counsel, will provide an opinion to the effect that we were organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code for each of our taxable years beginning in 1992. The opinion will also provide that our current organization and method of operation should enable us to continue to meet the requirements for qualification and taxation as a REIT. It must be emphasized that the opinion will be based on various assumptions and factual representations relating to our organization and our prior and expected operations. In each case, these representations include representations about our predecessors. Piper, Marbury, Rudnick & Wolfe will not review our compliance with these requirements on a continuing basis.

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

         To the extent we make distributions to our taxable domestic shareholders in excess of our earnings and profits, such distributions will be considered a return of capital. Such distributions will be

                                     PART I


treated as a tax free distribution and will reduce the tax basis of a shareholder's common shares by the amount of the distribution so treated. To the extent that such distributions cumulatively exceed a taxable domestic shareholder's tax basis, such distributions are taxable as a gain from the sale of his shares. Shareholders may not include in their individual income tax returns any of our net operating losses or capital losses.

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

         Generally, we will classify a portion of our designated capital gains dividend as a 20% rate gain distribution and the remaining portion as an unrecaptured Section 1250 gain distribution. As the names suggest, a 20% rate gain distribution would be taxable to taxable domestic shareholders that are individuals, estates or trusts at a maximum rate of 20%. An unrecaptured Section 1250 gain distribution would be taxable to taxable domestic shareholders that are individuals, estates or trusts at a maximum rate of 25%.

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

                                     PART I

         We may elect to retain (rather than distribute as is generally required) net capital gain for a taxable year and pay the income tax on that gain. If we make this election, shareholders must include in income, as long-term capital gain, their proportionate share of the undistributed net capital gain. Shareholders will be treated as having paid their proportionate share of the tax paid by us on these gains. Accordingly, they will receive a credit or refund for the amount. Shareholders will increase the basis in their common shares by the difference between the amount of capital gain included in their income and the amount of the tax they are treated as having paid. Our earnings and profits will be adjusted appropriately.

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

                                     PART I

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

         Distributions to a foreign shareholder that we designate at the time of the distributions as capital gain dividends, other than those arising from the disposition of a United States real property interest, generally will not be subject to United States federal income taxation unless:

         (a) the investment in the common shares is effectively connected with the foreign shareholder's United States trade or business, in which case the foreign shareholder will be subject to the same treatment as domestic shareholders, except that a shareholder that is a foreign corporation may also be subject to the branch profits tax, as discussed above, or

         (b) the foreign shareholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and has a "tax home" in the United States, in which case the nonresident alien individual will be subject to a 30% tax on the individual's capital gains.

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

                                     PART I

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

         SALES OF COMMON SHARES. Gain recognized by a foreign shareholder upon the sale or exchange of common shares generally will not be subject to United States taxation unless the shares constitute a "United States real property interest" within the meaning of FIRPTA. The common shares will not constitute a United States real property interest so long as we are a domestically controlled REIT. A domestically controlled REIT is a REIT in which at all times during a specified testing period less than 50% in value of its stock is held directly or indirectly by foreign shareholders. We believe that we are a domestically controlled REIT. Therefore, we believe that the sale of common shares will not be subject to taxation under FIRPTA. However, because common shares and preferred shares are publicly traded, we cannot guarantee that we will continue to be a domestically controlled REIT. In any event, gain from the sale or exchange of common shares not otherwise subject to FIRPTA will be taxable to a foreign shareholder if either:

         (a) the investment in the common shares is effectively connected with the foreign shareholder's United States trade or business, in which case the foreign shareholder will be subject to the same treatment as domestic shareholders with respect to the gain, or

         (b) the foreign shareholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and has a tax home in the United States, in which case the nonresident alien individual will be subject to a 30% tax on the individual's capital gains.

         Even if we do not qualify as or cease to be a domestically controlled REIT, gain arising from the sale or exchange by a foreign shareholder of common shares still would not be subject to United States taxation under FIRPTA as a sale of a United States real property interest if:

         (a) the class or series of shares being sold is "regularly traded," as defined by applicable IRS regulations, on an established securities market such as the New York Stock Exchange, and

         (b) the selling foreign shareholder owned 5% or less of the value of the outstanding class or series of shares being sold throughout the five-year period ending on the date of the sale or exchange.

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

         OTHER TAX CONSIDERATIONS

         CLINTON ADMINISTRATION PROPOSAL. The Clinton Administration's fiscal year 2001 budget proposal was announced on February 1, 2000. One part of the proposed budget would amend the tax rules relating to the distribution of a REIT's income. Under current law, a REIT is required to distribute

                                     PART I

at least 85% of its ordinary income and 95% of its capital gains during a taxable year in order to avoid a 4% excise tax on the undistributed amount. Under the Clinton Administration proposal, a REIT would be required to distribute 98% of both ordinary income and capital gain net income to avoid the excise tax. If this proposal were enacted, it would be effective for calendar years beginning after December 31, 2000.

         As in previous Clinton Administration proposals, the administration proposes a "closely held REIT" ownership test, under which no "person" (i.e., a corporation, partnership or trust, including a pension or profit sharing trust) could own stock of a REIT possessing 50% or more of the total combined voting power of all classes of voting stock or 50% or more of the total value of shares of all classes of stock. This 2001 proposal contains an exception for REIT's owning more than 50% of another REIT. Further, there is a newly proposed "limited look-through rule" for partnerships that own REIT's. There is no exception for publicly traded REIT's. This proposal, if enacted, would be effective for entities electing REIT status for taxable years beginning on or after the date of first committee action (an entity that has elected REIT status prior to this date will avoid these restrictions so long as it has sufficient business assets or activities as of such date). It is presently uncertain whether these REIT proposals, or any other proposals regarding REIT's, will be enacted.

         OUR MANAGEMENT COMPANY AND OTHER SUBSIDIARIES. A small portion of the cash to be used by the Operating Partnership to fund distributions to us is expected to come from payments of dividends on non-voting stock of management companies and other companies held by the Operating Partnership. These companies pay federal and state income tax at the full applicable corporate rates. They will attempt to minimize the amount of these taxes, but we cannot guarantee whether or the extent to, which measures taken to minimize these taxes, will be successful. To the extent that these companies are required to pay taxes, the cash available for distribution from these management companies by us to shareholders will be reduced accordingly.

         STATE AND LOCAL TAXES. We and our shareholders may be subject to state or local taxation in various jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of us and our shareholders may not conform to the federal income tax consequence discussed above. Consequently, prospective shareholders should consult their own tax advisors regarding the effect of state and local tax laws on an investment in common shares.

                                     PART I

ITEM 2.  THE PROPERTIES

         As of December 31, 1999, the Company owned or had interests in a portfolio of 1,062 multifamily Properties located in 35 states containing 225,708 apartment units. The Company has:


                                                      AVERAGE       AVERAGE        AVERAGE
                                      NUMBER OF       NUMBER       OCCUPANCY    MONTHLY RENT
                   TYPE              PROPERTIES       OF UNITS    PERCENTAGE

         ------------------------- ---------------- ------------ -------------- --------------
         GARDEN                            652          282          94.9%          $ 764
         MID/HIGH-RISE                      24          360          95.4%         $ 1,239
         RANCH                             386            85         93.3%          $ 463
                                   ----------------
         TOTAL                           1,062
                                   ================

         Tenant leases are generally year-to-year and require security deposits. The garden-style properties are generally defined as properties with two and/or three floors while the mid-rise/high-rise properties are defined as properties greater than three floors. These two property types typically provide residents with amenities, which may include a clubhouse, swimming pool, laundry facilities and cable television access. Certain of these properties offer additional amenities such as saunas, whirlpools, spas, sports courts and exercise rooms. The ranch-style properties, which are defined as single story properties, generally do not provide additional amenities for its residents.

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

         The Company beneficially owns fee simple title to 976 of the 983 controlled properties and holds a 99-year leasehold interest with respect to one Property (Mallgate). In addition, with respect to two Properties, the Company owns the debt collateralized by such Properties and with respect to four Properties, the Company owns an interest in the debt collateralized by the Properties. The remaining 79 properties represent investments in partnership interests and/or subordinated mortgages containing 11,648 units.

         Direct fee simple title for certain of the Properties is owned by single-purpose nominee corporations, LLC's or land trusts that engage in no business other than holding title to the Property for the benefit of the Company. Holding title in such a manner is expected to make it less costly to transfer such Property in the future in the event of a sale and should facilitate financing, since lenders often require title to a Property to be held in a single purpose entity in order to isolate that Property from potential liabilities of other Properties. Direct fee simple title for certain other Properties is owned by a single LLC.

         The Company also leases (under operating leases) various management, regional and corporate offices throughout the United States. See Item 1 for the locations of these offices.

         The following table sets forth certain information by type and by state relating to the Properties owned by the Company or in which the Company had a direct equity or mortgage interest at December 31, 1999.

                                     PART I


                             GARDEN-STYLE PROPERTIES


                                                                                       AVERAGE      DECEMBER 31, 1999
                                                                                      OCCUPANCY      AVERAGE MONTHLY
                                     NUMBER OF        NUMBER      PERCENTAGE OF   PERCENTAGE AS OF   RENTAL RATE PER
             STATE                  PROPERTIES       OF UNITS      TOTAL UNITS    DECEMBER 31, 1999       UNIT

----------------------------------------------------------------------------------------------------------------------
Alabama                                    12           2,483           1.10 %            87.4 %          $507
Arizona                                    65          19,513           8.65              94.9             734
California                                 70          18,215           8.07              96.5           1,061
Colorado                                   31           8,102           3.59              95.0             733
Connecticut                                 1             156           0.07              93.6             814
Florida                                    85          24,448          10.83              94.5             717
Georgia                                    40          13,112           5.81              94.7             769
Illinois                                    6           2,154           0.95              96.1             978
Indiana                                     1             320           0.14              94.7             627
Iowa                                        1             200           0.09              93.0             596
Kansas                                      6           2,392           1.06              96.5             721
Kentucky                                    7           1,941           0.86              94.0             583
Maine                                       5             672           0.30              97.1             770
Maryland                                   27           6,587           2.92              95.9             786
Massachusetts                               6           1,214           0.54              96.4           1,141
Michigan                                   11           4,084           1.81              94.4             821
Minnesota                                  17           3,641           1.61              95.4             907
Missouri                                    8           1,590           0.70              95.7             654
Nevada                                     11           3,595           1.59              93.8             677
New Hampshire                               1             390           0.17              96.2             842
New Jersey                                  1             704           0.31              97.9             959
New Mexico                                  4           1,073           0.48              93.5             667
North Carolina                             38          10,358           4.59              94.8             652
Ohio                                        1             827           0.37              92.7             836
Oklahoma                                    9           2,324           1.03              95.8             559
Oregon                                     11           3,448           1.53              94.1             694
South Carolina                              8           1,473           0.65              94.4             543
Tennessee                                  18           5,081           2.25              94.6             662
Texas                                      84          26,158          11.59              94.3             704
Utah                                        4           1,426           0.63              93.5             612
Virginia                                   16           4,837           2.14              95.4             769
Washington                                 43          10,367           4.59              95.5             788
Wisconsin                                   4           1,281           0.57              95.6             897

                                  ------------    ------------   ------------
TOTAL GARDEN-STYLE                        652         184,166          81.59 %
                                  ------------    ------------   ------------
                                                  ------------                    -------------     -----------
AVERAGE GARDEN-STYLE                                      282                             94.9 %          $764
                                                  ------------                    -------------     -----------


                                     PART I

                                            MID-RISE/HIGH-RISE PROPERTIES


                                                                                      AVERAGE       DECEMBER 31, 1999
                                                                                     OCCUPANCY       AVERAGE MONTHLY
                                     NUMBER OF        NUMBER      PERCENTAGE OF   PERCENTAGE AS OF   RENTAL RATE PER
             STATE                  PROPERTIES       OF UNITS      TOTAL UNITS    DECEMBER 31, 1999        UNIT
----------------------------------------------------------------------------------------------------------------------
Arizona                                     1             611           0.27 %            91.2 %            $581
California                                  1             164           0.07              94.0             1,670
Connecticut                                 2             407           0.18              95.3             1,939
Florida                                     2             457           0.20              97.0               973
Illinois                                    1           1,420           0.63              95.4               838
Iowa                                        1             186           0.08              95.1               799
Massachusetts                               4           2,181           0.97              98.2             1,467
Minnesota                                   1             162           0.07              98.8             1,246
New Jersey                                  2             684           0.30              96.0             1,954
Ohio                                        1             765           0.34              79.3               987
Oregon                                      1             525           0.23              93.9               915
Texas                                       2             333           0.15              97.3             1,061
Virginia                                    1             277           0.12              97.8             1,031
Washington                                  4             472           0.21              95.0               985

                                  ------------    ------------   ------------
TOTAL MID-RISE/HIGH-RISE                   24           8,644           3.83 %
                                  ------------    ------------   ------------
                                                  ------------                    -------------     -------------
AVERAGE MID-RISE/HIGH-RISE                                360                             95.4 %          $1,239
                                                  ------------                    -------------     -------------




                                               RANCH-STYLE PROPERTIES

Alabama                                     2             159           0.07 %            94.0 %            $388
Florida                                    97           8,922           3.95              94.4               468
Georgia                                    60           4,964           2.20              93.6               494
Illinois                                    4             281           0.12              91.9               444
Indiana                                    51           4,415           1.96              90.6               450
Kentucky                                   27           2,026           0.90              95.2               428
Maryland                                    4             413           0.18              92.7               537
Michigan                                   21           1,720           0.76              97.3               539
Ohio                                      100           8,337           3.69              92.3               439
Pennsylvania                                7             580           0.26              93.2               534
South Carolina                              3             269           0.12              93.9               444
Tennessee                                   5             348           0.15              96.5               453
Texas                                       1              67           0.03              93.0               467
West Virginia                               4             397           0.18              91.1               423

                                  ------------    ------------   ------------
TOTAL RANCH-STYLE                         386          32,898          14.58 %
                                  ------------    ------------   ------------
                                                  ------------                    -------------     -------------
AVERAGE RANCH-STYLE                                        85                             93.3 %            $463
                                                  ------------                    -------------     -------------


TOTAL EQR RESIDENTIAL PORTFOLIO   ------------    ------------   ------------
                                         1,062         225,708        100.00 %

                                  ============    ============   ============


                                     PART I


The properties currently under development (see discussion in Item 7) are included in the following table.

                                                                            DEVELOPMENT    ESTIMATED EQR     TOTAL EQR
                                                             ESTIMATED      COST FUNDED   FUTURE FUNDING     FUNDING
                                                          DEVELOPMENT COST  AT 12/31/1999    OBLIGATION      OBLIGATION  ESTIMATED
     DEVELOPMENT                      NUMBER OF  NUMBER         (IN             (IN             (IN             (IN      COMPLETION
    PROJECT NAME      LOCATION        PROPERTIES OF UNITS   MILLIONS)       MILLIONS)(1)    MILLIONS)(1)    MILLIONS)(1)    DATE

-----------------------------------------------------------------------------------------------------------------------------------



La Mirage IV (3)          San Diego, CA               1        340      $     54.4    $    1.6    $   52.8    $   54.4    Q1 2001
Town Center II (2)        Houston, TX                 1        260            15.2        15.2         0.0        15.2    Completed
Prospect Towers II (3)    Hackensack, NJ              1        203            33.8         0.6        33.2        33.8    Q2 2001


                                                    ---      -----      ----------    --------    --------    --------
EXPANSION PROJECTS                                    3        803      $    103.4    $   17.4    $   86.0    $  103.4
                                                    ---      -----      ----------    --------    --------    --------

Peachtree                 Atlanta, GA                 1        355      $     35.3    $    8.8    $    0.0    $    8.8    Completed
Lincoln Park              Lawrence, MA                1        174            17.8         4.5         0.0         4.5    Q2 2000
Mount Laurel Crossing     Mt. Laurel, NJ              1        296            25.2         6.3         0.0         6.3    Q2 2000
Fairfax Corners           Fairfax, VA                 1        652            63.9        16.0         0.0        16.0    Q3 2001
Lakeside Park             Tampa, FL                   1        264            17.7         4.4         0.0         4.4    Q4 2000
Eden Village              Loudon County, VA           1        298            28.7         0.0         7.2         7.2    Q4 2001
Landings, The             Lake Zurich, IL             1        206            20.9         5.2         0.0         5.2    Q3 2000
Regents Court             San Diego, CA               1        251            37.1         9.3         0.0         9.3    Q1 2001
Potomac Yard              Alexandria, VA              1        588            65.7         0.0        16.4        16.4    Q3 2001
Waltham Terrace           Waltham, MA                 1        192            27.0         0.0         6.7         6.7    Q4 2001
Braintree Woods           Braintree, MA               1        202            27.4         6.8         0.0         6.8    Q4 2000
Savannah at Park Place    Atlanta, GA                 1        416            43.9         9.9         1.1        11.0    Q4 2000

                                                    ---      -----      ----------    --------    --------    --------
LINCOLN PROPERTY COMPANY

JOINT VENTURE PROJECTS                               12      3,894      $    410.6    $   71.2    $   31.4    $  102.6
                                                    -----    -----      --------      ------      ------      ------

Hampden Town Center       Aurora, CO                  1        444      $     44.8    $    9.5    $  1.7    $   11.2      Q1 2001
Warner Ridge              Woodland Hills, CA          1        579           111.2        27.8       0.0        27.8      Q4 2001

                                                    -----    -----      --------      ------      ------      ------
LEGACY PARTNERS JOINT VENTURE PROJECTS                2         1,023      $  156.0    $   37.3    $  1.7   $   39.0
                                                    -----    -----      --------      ------      ------      ------

Parkfield                 Denver, CO                  1        476      $     37.9    $    0.0    $   37.9  $   37.9      Q4 2000

                                                    -----    -----      --------      ------      ------      ------
EARNOUT PROJECTS                                      1        476      $   37.9    $    0.0    $   37.9    $   37.9
                                                    -----    -----      --------      ------      ------      ------

                                                    -----    -----      --------      ------      ------      ------
TOTAL PROJECTS                                       18      6,196      $  707.9    $  125.9    $  157.0    $   282.9
                                                    =====    ======     ======      ======      ======      =========



         (1) The Company's funding of Lincoln Property Company Joint Venture and Legacy Partners Joint Venture Projects is limited to 25% of the total development cost.

         (2) Town Center II was substantially completed and acquired on December 22, 1999 and is included in the outstanding property and unit counts as of that date.

         (3) Estimated development cost does not include the cost of land previously acquired by the Company.

                                     PART I

ITEM 3.  LEGAL PROCEEDINGS

         Only ordinary routine litigation incidental to the business, which is not deemed material, was initiated during the year ended December 31, 1999. As of December 31, 1999, the Company does not believe there is any other litigation threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

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

                                                             SALES PRICE
                                                       HIGH             LOW              DISTRIBUTIONS
FISCAL YEAR 1999
Fourth Quarter Ended December 31, 1999                 $43 1/4          $38 1/4          $0.76
Third Quarter Ended September 30, 1999                 $45 1/4          $40 11/16        $0.76
Second Quarter Ended June 30, 1999                     $48 3/8          $40 1/4          $0.71
First Quarter Ended March 31, 1999                     $41 15/16        $39 7/8          $0.71



                                                             SALES PRICE
                                                       HIGH             LOW              DISTRIBUTIONS
FISCAL YEAR 1998
Fourth Quarter Ended December 31, 1998                 $43 1/4          $38 7/8          $0.71
Third Quarter Ended September 30, 1998                 $47 1/2          $34 11/16        $0.67
Second Quarter Ended June 30, 1998                     $52 9/16         $44 1/2          $0.67
First Quarter Ended March 31, 1998                     $52 7/16         $47              $0.67


         In addition, on February 17, 2000, the Company declared a $0.76 distribution per Common Share payable on April 14, 2000 to shareholders of record on March 20, 2000.

         The number of beneficial holders of Common Shares at March 1, 2000, was approximately 61,000. The number of outstanding Common Shares as of March 1, 2000 was 127,911,989.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial and operating information on a historical basis for the Company. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating and balance sheet data for the year ended December 31, 1995 have been derived from the historical Financial Statements of the Company. The historical operating and balance sheet data for the years ended December 31, 1999, 1998, 1997 and 1996 have been derived from the historical Financial Statements of the Company audited by Ernst & Young LLP, independent auditors. Certain capitalized terms as used herein, are defined in the Notes to the Consolidated Financial Statements.

                                     PART II

                                                 EQUITY RESIDENTIAL PROPERTIES TRUST
                                            CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
                             (FINANCIAL INFORMATION IN THOUSANDS EXCEPT FOR PER SHARE AND PROPERTY DATA)

                                                                          YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------------------------
                                                 1999                 1998               1997               1996           1995
                                            --------------       -------------      ------------        -----------    ------------
OPERATING DATA:
Total revenues                             $     1,753,118      $    1,336,996      $     747,078      $    478,385      $390,384
                                           ===============      ==============      =============      ============      ========

Income before gain on disposition of
 properties, net, extraordinary items and
 allocation to Minority Interests          $       330,333      $      255,032      $     176,014      $     97,033      $ 59,738
                                           ===============      ==============      =============      ============      ========

Net income                                 $       393,881      $      258,206      $     176,592      $    101,624      $ 67,719
                                           ===============      ==============      =============      ============      ========

Net income available to Common Shares      $       280,685      $      165,289      $     117,580      $     72,609      $ 57,610
                                           ===============      ==============      =============      ============      ========

Net income per share - basic               $          2.30      $         1.65      $        1.79      $       1.70      $   1.68
                                           ===============      ==============      =============      ============      ========

Net income per share - diluted             $          2.29      $         1.63      $        1.76      $       1.69      $   1.67
                                           ===============      ==============      =============      ============      ========

Weighted average Common Shares outstanding         122,175             100,370             65,729            42,586        34,358
  - basic                                  ===============      ==============      =============      ============      ========

Weighted average Common Shares outstanding         135,655             112,578             74,281            51,102        43,983
  - diluted                                ===============      ==============      =============      ============      ========

Distributions declared per Common Share    $          2.94      $         2.72      $        2.55      $       2.40      $   2.18
  outstanding                              ===============      ==============      =============      ============      ========





BALANCE SHEET DATA (at end of period):

Real estate, before accumulated            $ 12,238,963       $ 10,942,063       $  7,121,435       $  2,983,510       $  2,188,939
  depreciation(1)
Real estate, after accumulated             $ 11,168,476       $ 10,223,572       $  6,676,673       $  2,681,998       $  1,970,600
  depreciation(1)
Total assets                               $ 11,715,689       $ 10,700,260       $  7,094,631       $  2,986,127       $  2,141,260
Total debt                                 $  5,473,868       $  4,680,527       $  2,948,323       $  1,254,274       $  1,002,219
Minority Interests                         $    456,979       $    431,374       $    273,404       $    150,637       $    168,963
Shareholders' equity                       $  5,504,934       $  5,330,447       $  3,689,991       $  1,458,830       $    884,517

OTHER DATA:

Total properties (at end of period) (2)             983                653                463                218                174

Total apartment units (at end of                214,060            186,496            135,200             67,705             53,294
   period)(2)
Funds from operations available to Common
    Shares and OP Units (3)                $    619,603       $    458,841       $    270,763       $    160,267       $    120,965
  Cash flow provided by (used for):
    Operating activities                   $    785,219       $    543,213       $    348,997       $    210,930       $    141,534
   Investing activities                    $   (523,551)      $ (1,047,374)      $ (1,552,390)      $   (635,655)      $   (324,018)
   Financing activities                    $   (236,516)      $    474,831       $  1,089,417       $    558,568       $    175,874


                                     PART II


ITEM 6.  SELECTED FINANCIAL DATA (CONSOLIDATED HISTORICAL (CONTINUED))

(1) Includes approximately $18.0 million and $96.3 million of construction in progress as of December 31, 1999 and 1998, respectively.

(2) Totals exclude properties which the Company had investments in partnership interests and/or subordinated mortgages. As of December 31, 1999, this represented 79 properties containing 11,648 units. As of December 31, 1998, this represented 27 properties containing 5,193 units. As of December 31, 1997, this represented 26 properties containing 5,267 units.

(3) The Company generally considers funds from operations ("FFO") to be one measure of the performance of real estate companies, including an equity REIT. The definition of FFO adopted in March 1995 by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO, in and of itself, does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Company's calculation of FFO represents net income available to Common Shares, excluding gains on dispositions of properties, gains on early extinguishment of debt, and write-off of unamortized costs on refinanced debt, plus depreciation on real estate assets, income allocated to Minority Interests and amortization of deferred financing costs related to the Predecessor Business. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REIT's and, accordingly, may not be comparable to such other REIT's. The Company's calculation of FFO for 1995 has been restated to reflect the effects of the definition as mentioned above. The Company will adopt, effective January 1, 2000, NAREIT's updated recommended definition of FFO as approved in the fourth quarter of 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7.  OVERVIEW

         The following discussion and analysis of the results of operations and financial condition of the Company should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Company's ability to control the Operating Partnership, the Management Partnerships and Management Companies, the Financing Partnerships, the LLC's and certain other entities, each entity has been consolidated with the Company for financial reporting purposes. Capitalized terms used herein and not defined are as defined elsewhere in this Annual Report on Form 10-K for the year ended December 31, 1999.

         Forward-looking statements in this Item 7 as well as Item 1 of this Annual Report on Form 10-K are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "expects" and "anticipates" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties which could cause actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

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

RESULTS OF OPERATIONS

         The acquired properties are presented in the Consolidated Financial Statements of the Company from the date of each acquisition or the closing dates of the Mergers. The following table summarizes the number of Acquired and Disposed Properties and related units for the prior three years:

                                               ACQUISITIONS                      DISPOSITIONS
                                     ---------------------------------- -------------------------------

                                        Number of     Number of Units     Number of       Number of
                    YEAR               Properties                         Properties        Units
         --------------------------- ---------------- ----------------- --------------- ---------------
                    1997                    252             68,830               7            1,336
                    1998                    210             56,015              20            4,719
                    1999                    366             35,450              36            7,886


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

         In addition, during the year ended December 31, 1999, the Company also sold its entire interest in six MRY joint venture properties (to MRYP Spinco) containing 1,297 units for approximately $54.1 million.

         The Company's overall results of operations for the year ended December 31, 1999 and 1998 have been significantly impacted by the Company's acquisition and disposition activity. The significant changes in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense, property management and interest expense can all primarily be attributed to the acquisition of the 1998 Acquired Properties and the 1999 Acquired Properties, partially offset by the disposition of the 1998 Disposed Properties and the 1999 Disposed Properties. The impact of the 1998 Acquired Properties, the 1999 Acquired Properties, the 1998 Disposed Properties and the 1999 Disposed Properties is discussed in greater detail in the following paragraphs.

         Properties that the Company owned for all of both 1999 and 1998 (the "1999 Same Store Properties"), which represented 121,490 units, impacted the Company's results of operations. Properties that the Company owned for all of both 1998 and 1997 (the "1998 Same Store Properties"), which represented 63,243 units, also impacted the Company's results of operations. Both the 1999 Same Store Properties and 1998 Same Store Properties are discussed in the following paragraphs.

         COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31, 1998

         For the year ended December 31, 1999, income before gain on disposition of properties, net, extraordinary item and allocation to Minority Interests increased by $75.3 million when compared to the year ended December 31, 1998. This increase was primarily due to the acquisition of the 1998 Acquired Properties and the 1999 Acquired Properties as well as increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, interest expense and general and administrative expenses.

         In regard to the 1999 Same Store Properties, total revenues increased by approximately $35.8 million to $1.1 billion or 3.48% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $0.1 million or 0.03%. This increase was primarily the result of higher expenses for on-site compensation costs and an increase in real estate taxes on certain properties, but was partially offset by lower leasing and advertising, administrative, maintenance and property management costs.

         Property management represents expenses associated with the self-management of the Company's Properties. These expenses increased by approximately $8.5 million primarily due to the continued expansion of the Company's property management business. During 1999, the Company assumed a management office in Reynoldsburg, Ohio related to the LFT Merger.

         Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Company that are managed for affiliates. These revenues and expenses decreased due to the Company acquiring certain of these properties that were formerly fee-managed.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

         Interest expense, including amortization of deferred financing costs, increased by approximately $91.9 million. This increase was primarily the result of an increase in the Company's average indebtedness outstanding which increased by $1.3 billion. However, the Company's effective interest costs decreased from 7.10% for the year ended December 31, 1998 to 7.05% for the year ended December 31, 1999.

         General and administrative expenses, which include corporate operating expenses, increased approximately $1.7 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel. However, by gaining certain economies of scale with a much larger operation these expenses as a percentage of total revenues were 1.27% for the year ended December 31, 1999 compared to 1.54% of total revenues for the year ended December 31, 1998.

      COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31, 1997

         For the year ended December 31, 1998, income before gain on disposition of properties, net, extraordinary item and allocation to Minority Interests increased by $79 million when compared to the year ended December 31, 1997. This increase was primarily due to increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, interest expense and general and administrative expenses.

         In regard to the 1998 Same Store Properties rental income increased by approximately $23.1 million to $527.3 million or 4.59% primarily as a result of higher rental rates charged to new tenants and tenant renewals, a 1.01% increase in average economic occupancy levels and an increase in income from billing tenants for their share of utility costs. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $5.3 million or 2.65%. This increase was primarily the result of higher compensation costs, leasing and advertising costs, utilities, and maintenance charges.

         Property management represents expenses associated with the self-management of the Company's Properties. These expenses increased by approximately $26.3 million primarily due to the continued expansion of the Company's property management business. The 1998 amounts include a full year effect of the various offices the Company opened in 1997, including the Scottsdale Office, which had a significant expansion resulting from the EWR Merger. During 1998, the Company opened new management offices in Jacksonville and Orlando, Florida and the Company assumed a management office in Augusta, Georgia related to the MRY Merger.

         Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Company that are managed for affiliates. These net revenues decreased due to the disposition of certain of these properties, resulting in the Company no longer providing fee and asset management services to such properties.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)



         General and administrative expenses, which include corporate operating expenses, increased approximately $5.8 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel in the Company's Human Resources, Accounting, Legal and Management Information Systems groups, as well as higher compensation costs, shareholder reporting costs and professional fees. However, by gaining certain economies of scale with a much larger operation these expenses as a percentage of total revenues were 1.54% for the year ended December 31, 1998 compared to 1.98% of total revenues for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

FOR THE YEAR ENDED DECEMBER 31, 1999

         As of January 1, 1999, the Company had approximately $4 million of cash and cash equivalents and $330 million available on its lines of credit, of which $12 million was restricted. After taking into effect the various transactions discussed in the following paragraphs, the Company's cash and cash equivalents balance at December 31, 1999 was approximately $29.1 million and the amount available on the Company's line of credit was $400 million, of which $65.8 million was restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash used for investing activities and net cash provided by (used for) financing activities, all of which are presented in the Company's Statements of Cash Flows.

         Part of the Company's strategy in funding the purchase of multifamily properties, funding its Properties in the development stage and the funding of the Company's investment in two joint ventures with multifamily real estate developers is to utilize its line of credit and to subsequently repay the line of credit from the issuance of additional equity or debt securities or the disposition of Properties. Utilizing this strategy during 1999, the Company:

     - issued the June 2004 Notes and received net proceeds of $298.0 million;

     - refinanced seven Properties and received additional proceeds of $78.5 million;

     - obtained new mortgage financing on eleven previously unencumbered properties and received net proceeds of $126.5 million;

     - disposed of forty-two properties (including the sale of the Company's interest in six MRY joint venture properties) and received net proceeds of $383 million;

     - issued approximately 1.2 million Common Shares and received net proceeds of $38.5 million; and

     - issued 800,000 8.00% Series A Cumulative Convertible Redeemable Preference Interests of EQR-Mosaic, L.L.C. and received net proceeds of $39 million.

All of these proceeds were utilized to either:

     - purchase additional properties;

     - provide funding for properties in the development stage; and/or

     - repay the line of credit and mortgage indebtedness on certain Properties.

         With respect to the 1999 Acquired Properties, the Company assumed and/or entered into new mortgage indebtedness of approximately $69.9 million, issued OP Units with a value of $25.2 million and issued Junior Convertible Preference Units with a value of $3.0 million. The total purchase price of the 1999 Acquired Properties was approximately $1.4 billion.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         Subsequent to December 31, 1999 and through March 3, 2000, the Company acquired one additional property containing 178 units for a total purchase price of approximately $10.3 million.

         Subsequent to December 31, 1999 and through March 3, 2000, the Company disposed of six properties for a total sales price of $46.7 million. These proceeds will be utilized to purchase additional properties. The Company anticipates that it will continue to sell certain Properties in the portfolio.

         On March 3, 2000, Lexford Properties, L.P., a wholly-owned subsidiary of the Operating Partnership, issued 1.1 million units of 8.50% Series B Cumulative Convertible Redeemable Preference Units with an equity value of $55.0 million. Lexford Properties, L.P. received $53.6 million in net proceeds from this transaction. The liquidation value of these units is $50 per unit. The 1.1 million units are exchangeable into 1.1 million shares of 8.50% Series M-1 Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. The Series M-1 Preferred Shares are not convertible to EQR Common Shares. Dividends for the Series B Preference Units or the Series M-1 Preferred Shares are payable quarterly at the rate of $4.25 per unit/share per year. The net proceeds received from this transaction will be used for scheduled mortgage and line of credit repayments.

         In regard to the joint venture agreements with two multifamily residential real estate developers during the year ended December 31, 1999, the Company funded a total of $88.6 million and during 2000 the Company expects to fund approximately $32.7 million in connection with these agreements. In connection with the first agreement, the Company has an obligation to fund up to an additional $20 million to guarantee third party construction financing.

         In regard to certain other properties that were under development and/or expansion during the year ended December 31, 1999, the Company funded $47.5 million. During 2000, the Company expects to fund $44.9 million related to the continued development and/or expansion of as many as three Properties.

         In regard to certain properties that were under earnout/development agreements, during the year ended December 31, 1999, the Company funded the following:

         - $17.2 million relating to the acquisition of Copper Canyon Apartments, which included a $1.0 million earnout payment to the developer;

         - $24.9 million relating to the acquisition of Skyview Apartments, which included a $3.1 million earnout payment to the developer; and

         - $18.3 million relating to the acquisition of Rosecliff Apartments.

         Subsequent to December 31, 1999, the Company funded $2.3 million for an initial earnout payment to the developer of Rosecliff Apartments. During 2000, the Company expects to fund $33.4 million related to the continued earnout/development of one Property.

         In May 1999, the Company repaid its 1999 Notes that matured on May 15, 1999. The $125 million repayment was initially funded from borrowings under the Company's lines of credit.

         In November 1999, the Company repaid the 1999-A Notes that matured on November 24, 1999. The $25 million repayment was initially funded from borrowings under the Company's line of credit.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


         During 1999, the Company repaid approximately $60.8 million of mortgage indebtedness on 31 Properties. These repayments were funded from the Company's line of credit and/or certain proceeds from dispositions.

         In addition, the Company refinanced the debt on six existing properties totaling $45.0 million with new mortgage indebtedness totaling $65.7 million.

         As of December 31, 1999, the Company had total indebtedness of approximately $5.5 billion, which included mortgage indebtedness of $2.9 billion (including premiums of $2.1 million), of which $838 million represented tax-exempt bond indebtedness, and unsecured debt of $2.3 billion (including net discounts and premiums in the amount of $2.5 million), of which $127.8 million represented tax-exempt bond indebtedness.

         Subsequent to December 31, 1999, the Company settled on a $100 million interest rate protection agreement and received approximately $7.0 million in connection therewith.

         In the second quarter of 2000, the Company anticipates repaying mortgage indebtedness of approximately $85 million assumed in connection with the LFT Merger. These repayments will also be primarily funded from additional borrowings under the line of credit and/or additional mortgage borrowings.

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

         In August 1998, the Company entered into an interest rate protection agreement to effectively fix the interest rate cost of the Company's planned financing in the fourth quarter of 1998. This agreement was

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


canceled in November at a cost of approximately $3.7 million. This cost is being amortized over the life of the financing for the 15 previously unencumbered Properties that occurred in November 1998.

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

         The fair value of these instruments, discussed above, as of December 31, 1999 approximates their carrying or contract values.

         The Company has a policy of capitalizing expenditures made for new assets, including newly acquired properties and the costs associated with placing these assets into service. Expenditures for improvements and renovations that significantly enhance the value of existing assets or substantially extend the useful life of an asset are also capitalized. Expenditures for in-the-unit replacement-type items such as appliances, draperies, carpeting and floor coverings, mechanical equipment and certain furniture and fixtures is also capitalized. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. With respect to acquired properties, the Company has determined that it generally spends $1,000 per unit during its first three years of ownership to fully improve and enhance these properties to meet the Company's standards. In regard to replacement-type items described above, the Company generally expects to spend $250 per unit on an annual recurring basis.

         During the year ended December 31, 1999, total capital expenditures for the Company approximated $141.9 million. Of this amount, approximately $34.5 million, or $427 per unit, related to capital improvements and major repairs for the 1997, 1998 and 1999 Acquired Properties. Capital improvements and major repairs for all of the Company's pre-EQR IPO properties and 1993, 1994, 1995 and 1996 Acquired Properties approximated $40.8 million, or $362 per unit. Capital spent for replacement-type items approximated $53.5 million, or $277 per unit. In addition, approximately $5.9 million was spent on four specific assets related to major renovations and repositioning of these assets. Also included in total capital expenditures was approximately $7.2 million expended for non-real estate additions such as computer software, computer equipment, and furniture and fixtures and leasehold improvements for the Company's property management offices and its corporate headquarters. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for 2000 are budgeted to be approximately $110.0 million for all Properties.

         Minority Interests as of December 31, 1999 increased by $25.6 million when compared to December 31, 1998. The primary factors that impacted this account during the year were:

         - distributions declared to Minority Interests, which amounted to $37.4 million for 1999 (excluding preference unit/interest distributions);

         - the allocation of income from operations in the amount of $29.5 million;

         - the conversion of OP Units into Common Shares; and

         - the issuance of Common Shares, OP Units, Preference Units and Preference Interests during 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


         Total distributions paid in 1999 amounted to $514.9 million, which included certain distributions declared in the fourth quarters of 1998 and 1999. The Company paid a $0.76 per Common Share distribution on December 31, 1999 for the quarter ended December 31, 1999 to Common Shareholders and Minority Interest holders of record as of December 20, 1999.

         The Company expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing Properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its line of credit. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities including additional OP Units as well as from undistributed FFO and proceeds received from the disposition of certain Properties. In addition, the Company has certain uncollateralized Properties available for additional mortgage borrowings in the event that the public capital markets are unavailable to the Company or the cost of alternative sources of capital to the Company is too high.

         On August 12, 1999 the Company obtained a new three year $700 million unsecured revolving credit facility, with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers. The new line of credit replaced the Company's $500 million unsecured revolving credit facility, as well as the $120 million unsecured revolving credit facility which the Company assumed in the MRY Merger. The prior existing revolving credit facilities were repaid in full and terminated upon the closing of the new facility. This new credit facility matures in August 2002 and will be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements. Advances under the credit facility bear interest at variable rates based upon LIBOR at various interest periods, plus a certain spread dependent upon the Company's credit rating. As of March 7, 2000, $110 million was outstanding under this new facility bearing interest at a weighted average rate of 6.28%.

         Pursuant to the LFT Merger, the Company assumed a line of credit that had an outstanding balance of approximately $26.4 million. On October 1, 1999, the Company repaid the outstanding balance and terminated this facility.

         In connection with the Wellsford Merger, the Company has provided a $14.8 million credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Company has agreed to purchase up to 1,000,000 shares of WRP Newco Series A Preferred at $25.00 per share on a standby basis over a three-year period ending on May 30, 2000. These preferred shares would be convertible to WRP Newco common shares under certain circumstances. As of December 31, 1999, no shares of WRP Newco Series A Preferred had been acquired by the Company. The Company expects to fund this $25 million investment in April 2000.

         In connection with the MRY Merger, the Company extended a $25 million, one year, non-revolving loan to MRYP Spinco pursuant to a Senior Debt Agreement. On June 24, 1999, MRYP Spinco repaid the entire outstanding Senior Note balance of $18.3 million and there is no further obligation by either party in connection with this agreement.

         Also, in connection with the MRY Merger, the Company entered into six joint venture

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


agreements with MRYP Spinco. The Company contributed six properties with an initial value of $52.7 million in return for an ownership interest in each joint venture. On August 23, 1999, the Company sold its entire interest in these six properties to MRYP Spinco and received $54.1 million. There is no further obligation by either party in connection with these agreements.

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

         Part of the Company's strategy in funding the purchase of multifamily properties, funding its Properties in the development stage and the funding of the Company's investment in a joint venture with a multifamily real estate developer, excluding those Properties acquired through the Mergers, is to utilize its line of credit and to subsequently repay the line of credit from the issuance of additional equity or debt securities or the disposition of Properties. Utilizing this strategy during 1998 the Company:

         - issued a total of approximately 8.5 million Common Shares through various offerings and received total net proceeds of $412.5 million;

         - issued the 2015 Notes, the August 2003 Notes and the 2000 Notes and received net proceeds of $542.3 million;

         - mortgaged fifteen previously unencumbered Properties and received net proceeds of $223.5 million; and

         - disposed of twenty properties, which generated net proceeds of approximately $177 million.

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

         With respect to the 1998 Acquired Properties, the Company issued 21.8 million Common Shares having a value of $1.0 billion and issued the following preferred shares having a combined liquidation value of $369.1 million:

         - Series H Preferred Shares;

         - Series I Preferred Shares;

         - Series J Preferred Shares;

         - Series K Preferred Shares; and

         - Series L Preferred Shares.

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

         In December 1997, the Company entered into a joint venture agreement with a multifamily residential real estate developer whereby the Company will make investments in a limited partnership to fund its portion of the project cost. During 1998, the Company funded a total of $23.9 million in connection with this agreement.

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

YEAR 2000 ISSUE

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $184,000 and $700,000 during 1999 and 1998, respectively, in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

FUNDS FROM OPERATIONS

         Commencing in 1996, the Company implemented the definition of FFO adopted by the Board of Governors of NAREIT in March 1995. The definition primarily eliminates the amortization of deferring financing costs and depreciation of non-real estate assets as items added back to net income when calculating FFO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUNDS FROM OPERATIONS (CONTINUED)

         The Company generally considers FFO to be one measure of the performance of real estate companies. The resolution adopted by the Board of Governors of NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company believes that FFO is helpful to investors as a measure of the performance of a real estate company because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Company's calculation of FFO represents net income available to Common Shares, excluding gains on dispositions of properties and gains/losses on early extinguishment of debt, plus depreciation on real estate assets, income allocated to Minority Interests and amortization of deferred financing costs related to the Predecessor Business. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies and, accordingly, may not be comparable to such other real estate companies.

         The Company will adopt, effective January 1, 2000, NAREIT's updated recommended definition of FFO as approved in the fourth quarter of 1999.

         For the year ended December 31, 1999, FFO increased $160.8 million representing a 35% increase when compared to the year ended December 31, 1998. For the year ended December 31, 1998, FFO increased by $188.1 million representing a 69.5% increase when compared to the year ended December 31, 1997.

         The following is a reconciliation of net income available to Common Shares to FFO available to Common Shares and OP Units for the years ended December 31, 1999, 1998 and 1997 (amounts are in thousands):

   --------------------------------------------------------- --- -------------- -- -------------- -- --------------
                                                                  Year Ended        Year Ended        Year Ended
                                                                   12/31/99          12/31/98          12/31/97

   --------------------------------------------------------- --- -------------- -- -------------- -- --------------

   Net income available to Common Shares                      $        280,685  $        165,289  $        117,580
   Adjustments:
        Income allocated to Minority Interests                          29,536            18,529            13,260
        Depreciation on real estate assets*                            402,466           296,691           153,526
        Amortization of deferred financing
        costs related to predecessor business                           --                    35               235
        Loss on early extinguishment of debt                               451            --                --
        Gain on disposition of properties                              (93,535)          (21,703)          (13,838)
   --------------------------------------------------------- --- -------------- -- -------------- -- --------------

   FFO available to Common Shares and OP Units                $        619,603  $        458,841  $        270,763
   --------------------------------------------------------- --- -------------- -- -------------- -- --------------

* Includes $1,009,000 and $183,000 related to the Company's share of depreciation from unconsolidated joint ventures and limited partnerships for the years ended December 31, 1999 and 1998, respectively.

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

         The Company has total outstanding debt of approximately $5.5 billion at December 31, 1999, of which approximately $700.9 million, or 12.8% is floating rate debt, including the effects of any interest rate protection agreements. If market rates of interest on the Company's floating rate debt increase by 55 basis points (a 10% increase), the increase in interest expense on the Company's floating rate debt would decrease future earnings and cash flows by approximately $3.9 million. If market rates of interest on the Company's floating rate debt decrease by 55 basis points (a 10% decrease), the decrease in interest expense on the Company's floating rate debt would increase future earnings and cash flows by approximately $3.9 million.

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

         The information required by Item 10, Item 11, Item 12 and Item 13 are incorporated by reference to, and will be contained in, the Company's definitive proxy statement, which the Company anticipates will be filed no later than March 31, 2000, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

                                     PART IV



     ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)

     (1 & 2) See Index to Financial Statements and Schedules on page F-1 of this Form 10-K.

     (3) Exhibits:

2.1# Agreement and Plan of Merger by and between Equity Residential Properties Trust and Wellsford Residential Property Trust dated as of January 16, 1997.

2.2## Articles of Merger by and between Equity Residential Properties Trust and Wellsford Residential Property Trust.

2.3### Agreement and Plan of Merger by and between Equity Residential Properties Trust and Evans Withycombe Residential, Inc. dated as of August 27, 1997.

2.4#### Articles of Merger by and between Equity Residential Properties Trust and Evans Withycombe Residential, Inc.

2.5^ Agreement and Plan of Merger and First Amendment Thereto by and between Equity Residential Properties Trust and Merry Land & Investment Company, Inc. dated as of July 8, 1998 and September 4, 1998, respectively.

2.6^^ Articles of Merger by and between Equity Residential Properties Trust and Merry Land & Investment Company, Inc.

2.7^^^ Agreement and Plan of Merger between Equity Residential Properties Trust and Lexford Residential Trust dated as of June 30, 1999.

2.8^^^^ Articles of Merger by and between Equity Residential Properties Trust and Lexford Residential Trust.

3.1+ Second Amended and Restated Declaration of Trust of Equity Residential Properties Trust dated May 30, 1997.

3.2++             Third Amended and Restated Bylaws of Equity Residential
                  Properties Trust.

4.1* Indenture, dated as of May 16, 1994, by and among the Operating Partnership, as obligor, the Company, as guarantor and The First National Bank of Chicago, as trustee in connection with 8 1/2% senior notes due May 15, 1999.

4.2* Indenture, dated October 1, 1994, between the Operating Partnership, as obligor and The First National Bank of Chicago, as trustee.

10.1** Fifth Amended and Restated Agreement of Limited Partnership of ERP Operating Limited Partnership.

10.2*** Agreement of Limited Partnership of Equity Residential Properties Management Limited Partnership.

10.3**** Agreement of Limited Partnership of Equity Residential Properties Management Limited Partnership II.

10.4***           Noncompetition Agreement (Zell).

10.5***           Noncompetition Agreement (Crocker).

10.6***           Noncompetition Agreement (Spector).

10.7***           Form of Noncompetition Agreement (other officers).

10.8*** Services Agreement between Equity Residential Properties Trust and Equity Group Investments, Inc.

10.9***           Form of Property Management Agreement (REIT properties).

10.10*            Form of Property Management Agreement (Non-REIT properties).

10.11+++ Amended and Restated Master Reimbursement Agreement, dated as of November 1, 1996 by and between Federal National Mortgage Association and EQR-Bond Partnership.

10.12 Revolving Credit Agreement dated as of August 12, 1999 among the Operating Partnership, the Banks listed therein, Bank of America, National Association, as administrative agent, The Chase Manhattan Bank, as syndication agent, Morgan Guaranty Trust Company of New York, as documentation agent, Bank of America Securities LLC, as joint lead arranger, and Chase Securities Inc., as joint lead arranger.

                                     PART IV

10.13 First Amendment to Revolving Credit Agreement dated November 10, 1999 between the Operating Partnership, Bank of America, National Association, as administrative agent, The Chase Manhattan Bank, as syndication agent, Morgan Guaranty Trust Company of New York, as documentation agent and the Banks listed as signatories thereto.

10.14####         Employment Agreement dated August 27, 1997 between Equity
                  Residential Properties Management Limited Partnership and
                  Richard G. Berry.

10.15++++         Amendment No. 1 to Amended and Restated Agreement of Limited
                  Partnership of Evans Withycombe Residential, LP.

10.16 Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.

12                Computation of Ratio of Earnings to Fixed Charges

21                List of Subsidiaries of Equity Residential Properties Trust

23.1              Consent of Ernst & Young LLP

24.1              Power of Attorney for James D. Harper, Jr. dated February 29,
                  2000

24.2              Power of Attorney for Errol R. Halperin dated February 29,
                  2000

24.3              Power of Attorney for John W. Alexander dated March 13, 2000

24.4              Power of Attorney for B. Joseph White dated March 9, 2000

24.5              Power of Attorney for Henry H. Goldberg dated March 1, 2000

24.6              Power of Attorney for Jeffrey H. Lynford dated March 1, 2000

24.7              Power of Attorney for Edward Lowenthal dated March 2, 2000

24.8              Power of Attorney for Stephen O. Evans dated March 2, 2000

24.9              Power of Attorney for Boone A. Knox dated February 29, 2000

24.10             Power of Attorney for Michael N. Thompson dated March 6, 2000
________________________________

# Included as an exhibit to the Company's Form 8-K dated January 16, 1997, filed on January 17, 1997.

##                Included as Appendix B in the Company's Form S-4 filed on
                  April 29, 1997.

### Included as an exhibit to the Company's Form 8-K dated August 27, 1997, filed on August 29, 1997.

####              Included as Appendix B in the Company's Form S-4 filed on
                  September 18, 1997.

^                 Included as Appendix A in the Company's Form S-4 filed on
                  September 14, 1998.

^^                Included as Appendix B in the Company's Form S-4 filed on
                  September 14, 1998.

^^^               Included as Appendix A in the Company's Form S-4 filed on July
                  23, 1999.

^^^^ Included as an exhibit to the Company's Form 8-K dated October 1, 1999, filed on October 5, 1999.

+ Included as an exhibit to the Company's Form 8-K dated May 30, 1997, filed on June 5, 1997.

++ Included as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1999.

+++ Included as an exhibit to the Company's Form 10-K for the year ended December 31, 1996.

++++ Included as an exhibit to the Company's Form 10-K for the year ended December 31, 1997.

* Included as an exhibit to the Operating Partnership's Form 10/A, dated December 12, 1994, File No. 0-24920, and incorporated herein by reference.

** Included as an exhibit to the Operating Partnership's Form 8-K/A dated July 23, 1998, filed on August 18, 1998.

*** Included as an exhibit to the Company's Form S-11 Registration Statement, File No. 33-63158, and incorporated herein by reference.

**** Included as an exhibit to the Company's Form 10-K for the year ended December 31, 1994.

                                     PART IV

(b) Reports on Form 8-K:

A Report on Form 8-K dated October 5, 1999, reporting the closing of the merger between Equity Residential Properties Trust and Lexford Residential Trust.

A Report on Form 8-K dated December 3, 1999, disclosing additional financial information of Lexford Residential Trust as of September 30, 1999.

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

                                            EQUITY RESIDENTIAL PROPERTIES TRUST

Date: MARCH 13, 2000                  By:  /S/       DOUGLAS CROCKER II
      --------------                     --------------------------------------
                                                     Douglas Crocker II
                                            President, Chief Executive Officer,
                                              Trustee and *Attorney-in-Fact

Date: MARCH 13, 2000                  By:  /S/       DAVID J. NEITHERCUT
      --------------                     --------------------------------------
                                                     David J. Neithercut
                                                   Executive Vice President and
                                                     Chief Financial Officer

Date: MARCH 13, 2000                  By:  /S/        MICHAEL J. MCHUGH
      --------------                     --------------------------------------
                                                      Michael J. McHugh
                                     Executive Vice President, Chief Accounting
                                       Officer, Treasurer and *Attorney-in-fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: MARCH 13, 2000                 By:  /S/           SAMUEL ZELL
      ---------------                   ---------------------------------------
                                                        Samuel Zell
                                              Chairman of the Board of Trustees

Date: MARCH 13, 2000                 By:  /S/           GERALD A. SPECTOR
      --------------                    ---------------------------------------
                                                        Gerald A. Spector
                                                Executive Vice President, Chief
                                                  Operating Officer and Trustee

Date: MARCH 13, 2000                 By:  /S/           SHELI Z. ROSENBERG
      --------------                    ---------------------------------------
                                                        Sheli Z. Rosenberg
                                                              Trustee

                                     PART IV


                              SIGNATURES-CONTINUED

Date: MARCH 13, 2000                  By:  /S/         JAMES D. HARPER*
      --------------                     --------------------------------------
                                                       James D. Harper
                                                           Trustee

Date: MARCH 13, 2000                  By:  /S/         ERROL R. HALPERIN*
      --------------                     --------------------------------------
                                                       Errol R. Halperin
                                                            Trustee

Date: MARCH 13, 2000                  By:  /S/         JOHN W. ALEXANDER*
      --------------                     --------------------------------------
                                                       John W. Alexander
                                                            Trustee

Date: MARCH 13, 2000                 By:  /S/          B. JOSEPH WHITE*
      --------------                    ---------------------------------------
                                                       B. Joseph White
                                                           Trustee

Date: MARCH 13, 2000                 By:  /S/          HENRY H. GOLDBERG*
      --------------                    ---------------------------------------
                                                       Henry H. Goldberg
                                                            Trustee

Date: MARCH 13, 2000                 By:  /S/          JEFFREY H. LYNFORD*
      --------------                    ---------------------------------------
                                                       Jeffrey H. Lynford
                                                             Trustee

Date: MARCH 13, 2000                 By:  /S/          EDWARD LOWENTHAL*
      --------------                    ---------------------------------------
                                                       Edward Lowenthal
                                                            Trustee

Date: MARCH 13, 2000                 By:  /S/          STEPHEN O. EVANS*
      --------------                    ---------------------------------------
                                                       Stephen O. Evans
                                                            Trustee

Date: MARCH 13, 2000                 By:  /S/          BOONE A. KNOX*
      --------------                    ---------------------------------------
                                                       Boone A. Knox
                                                           Trustee

Date: MARCH 13, 2000                By:  /S/           MICHAEL N. THOMPSON*
      --------------                   ----------------------------------------
                                                       Michael N. Thompson
                                                            Trustee

* By: /S/  MICHAEL J. MCHUGH OR DOUGLAS CROCKER II
      ----------------------------------------------------
                  Michael J. McHugh or Douglas Crocker II,
                     as Attorney-in-fact

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                       EQUITY RESIDENTIAL PROPERTIES TRUST

                                                                                                        PAGE
                                                                                                        ----
  FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

            Report of Independent Auditors........................................................     F-2

            Consolidated Balance Sheets as of
                December 31, 1999 and 1998........................................................     F-3

            Consolidated Statements of Operations for
                the years ended December 31, 1999, 1998 and 1997..................................     F-4

            Consolidated Statements of Cash Flows for
                the years ended December 31, 1999, 1998 and 1997..................................     F-5 to F-7

            Consolidated Statements of Changes in Shareholders' Equity
                for the years ended December 31, 1999, 1998 and 1997..............................     F-8 to F-9

            Notes to Consolidated Financial Statements............................................     F-10 to F-44

SCHEDULE FILED AS PART OF THIS REPORT

            Schedule III - Real Estate and Accumulated Depreciation...............................     S-1 to S-21

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Trustees and Shareholders
Equity Residential Properties Trust

We have audited the accompanying consolidated balance sheets of Equity Residential Properties Trust (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Residential Properties Trust at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Chicago, Illinois
February 16, 2000
except for Note 23, as to which the date is March 3, 2000

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands except for share amounts)


                                                                          DECEMBER 31,       DECEMBER 31,
                                                                              1999               1998
                                                                        -----------------   ----------------
   ASSETS
   Investment in real estate
     Land                                                             $        1,550,378  $       1,326,148
     Depreciable property                                                     10,670,550          9,519,579
     Construction in progress                                                     18,035             96,336
                                                                        -----------------   ----------------
                                                                              12,238,963         10,942,063
     Accumulated depreciation                                                (1,070,487)          (718,491)
                                                                        -----------------   ----------------
   Investment in real estate, net of accumulated depreciation                 11,168,476         10,223,572

   Real estate held for disposition                                               12,868             29,886
   Cash and cash equivalents                                                      29,117              3,965
   Investment in mortgage notes, net                                              84,977             88,041
   Rents receivable                                                                1,731              4,758
   Deposits - restricted                                                         111,270             69,339
   Escrow deposits - mortgage                                                     75,328             68,725
   Deferred financing costs, net                                                  33,968             27,569
   Other assets                                                                  197,954            184,405
                                                                        -----------------   ----------------
          TOTAL ASSETS                                                $       11,715,689  $      10,700,260
                                                                        =================   ================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities:
     Mortgage notes payable                                           $        2,883,583  $       2,341,011
     Notes, net                                                                2,290,285          2,049,516
     Lines of credit                                                             300,000            290,000
     Accounts payable and accrued expenses                                       102,955            100,926
     Accrued interest payable                                                     44,257             46,176
     Rents received in advance and other liabilities                              74,196             54,616
     Security deposits                                                            39,687             37,439
     Distributions payable                                                        18,813             18,755
                                                                        -----------------   ----------------
          TOTAL LIABILITIES                                                    5,753,776          4,938,439
                                                                        -----------------   ----------------

   COMMITMENTS AND CONTINGENCIES

   Minority Interests                                                            456,979            431,374
                                                                        -----------------   ----------------
                                                                        -----------------   ----------------
   Shareholders' equity:

      Preferred Shares of beneficial interest, $.01 par value; 100,000,000 shares authorized; 25,085,652 shares issued and outstanding as of
          December 31, 1999 and 29,097,951
          shares issued and outstanding as of December 31, 1998                1,310,266          1,410,574
      Common Shares of beneficial interest, $.01 par value;
          350,000,000 shares authorized; 127,450,798 shares issued
          and outstanding as of December 31, 1999 and 118,230,009
          shares issued and outstanding as of December 31, 1998                    1,275              1,182
      Paid in capital                                                          4,523,919          4,169,102
      Employee notes                                                             (4,670)            (4,873)
      Distributions in excess of accumulated earnings                          (325,856)          (245,538)
                                                                        -----------------   ----------------
          Total shareholders' equity                                           5,504,934          5,330,447
                                                                        -----------------   ----------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $       11,715,689  $      10,700,260
                                                                        =================   ================

                             SEE ACOMPANYING NOTES

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------------
                                                                         1999            1998             1997
                                                                      ---------------------------------------------
REVENUES

    Rental income                                                   $   1,711,738   $   1,293,560   $      707,733
    Fee and asset management                                                4,970           5,622            5,697
    Interest income - investment in mortgage notes                         12,559          18,564           20,366
    Interest and other income                                              23,851          19,250           13,282
                                                                      ------------    ------------    -------------
        Total revenues                                                  1,753,118       1,336,996          747,078

EXPENSES

    Property and maintenance                                              414,026         326,733          176,075
    Real estate taxes and insurance                                       171,289         126,009           69,520
    Property management                                                    61,626          53,101           26,793
    Fee and asset management                                                3,587           4,279            3,364
    Depreciation                                                          408,688         301,869          156,644
    Interest:
      Expense incurred                                                    337,189         246,585          121,324
      Amortization of deferred financing costs                              4,084           2,757            2,523
    General and administrative                                             22,296          20,631           14,821
                                                                      ------------    ------------    -------------
      Total expenses                                                    1,422,785       1,081,964          571,064
Income before gain on disposition of properties, net,
      extraordinary item and allocation to
      Minority Interests                                                  330,333         255,032          176,014
Gain on disposition of properties, net                                     93,535          21,703           13,838
                                                                      ------------    ------------    -------------
Income before extraordinary item and allocation to
     Minority Interests                                                   423,868         276,735          189,852
Loss on early extinguishment of debt                                        (451)               -                -
                                                                      ------------    ------------    -------------
Income before allocation to Minority Interests                            423,417         276,735          189,852
Income allocated to Minority Interests                                   (29,536)        (18,529)         (13,260)
                                                                      ------------    ------------    -------------
Net income                                                                393,881         258,206          176,592
Preferred distributions                                                 (113,196)        (92,917)         (59,012)
                                                                      ------------    ------------    -------------
Net income available to Common Shares                               $     280,685   $     165,289   $      117,580
                                                                      ============    ============    =============

Weighted average Common Shares outstanding - basic                        122,175         100,370           65,729
                                                                      ============    ============    =============

Distributions declared per Common Share outstanding                 $        2.94   $        2.72   $         2.55
                                                                      ============    ============    =============
Tax treatment of distributions (unaudited)

     Ordinary income                                                $        2.56   $        2.14   $         2.24
                                                                      ============    ============    =============
     Return of capital                                              $        0.26   $        0.52   $         0.26
                                                                      ============    ============    =============
     Long-term capital gain                                         $        0.09   $        0.01   $         0.05
                                                                      ============    ============    =============
     Unrecaptured section 1250 gain                                 $        0.03   $        0.05   $            -
                                                                      ============    ============    =============

Net income per share - basic                                        $        2.30   $        1.65   $         1.79
                                                                      ============    ============    =============

Net income per share - diluted                                      $        2.29   $        1.63   $         1.76
                                                                      ============    ============    =============

                             SEE ACCOMPANYING NOTES

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------------------
                                                                                   1999            1998             1997
                                                                                ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                    $     393,881 $        258,206  $       176,592
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:

 Income allocated to Minority Interests                                              29,536           18,529           13,260
 Depreciation                                                                       408,688          301,869          156,644
 Amortization of deferred financing costs                                             4,084            2,757            2,523
 Amortization of discounts and premiums on debt                                      (2,322)          (1,958)            (353)
 Amortization of treasury locks and options on debt                                     987            1,649              818
 Amortization of discount on investment in mortgage notes                            (1,165)          (3,015)          (3,100)
 Gain on disposition of properties, net                                             (93,535)         (21,703)         (13,838)
 Compensation paid with Company Common Shares                                         9,625              803            2,325

CHANGES IN ASSETS AND LIABILITIES:

    Decrease (increase) in rents receivable                                           3,559          (1,456)          (1,373)
    (Increase) in deposits - restricted                                              (9,953)        (13,147)         (23,183)
    Decrease (increase) in other assets                                              47,670          (8,787)         (13,708)
    (Decrease) increase in accounts payable and accrued expenses                     (5,610)         (3,601)          20,235
    (Decrease) increase in accrued interest payable                                  (6,387)          7,546           12,224
    Increase (decrease) in rents received in advance and other
            liabilities                                                               7,963          (2,077)          12,112
    (Decrease) increase in security deposits                                         (1,802)          7,598            7,819
                                                                                ------------  ---------------   --------------
  Net cash provided by operating activities                                         785,219         543,213          348,997
                                                                                ------------  ---------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Investment in real estate, net                                                   (632,474)       (990,728)      (1,190,933)
  Improvements to real estate                                                      (134,716)        (90,608)         (50,246)
  Additions to non-real estate property                                              (7,219)        (11,412)          (9,754)
  Interest capitalized for real estate under construction                            (1,493)         (1,620)             -
  Proceeds from disposition of real estate, net                                     329,342         174,796           35,758
  Decrease (increase) in investment in mortgage notes                                 4,229           2,853          (86,367)
  (Increase) decrease in deposits on real estate acquisitions, net                  (25,563)        (18,451)           7,946
  Decrease (increase) in mortgage deposits                                           11,117         (20,499)         (25,521)
  Investment in limited partnerships                                                (40,480)        (23,946)          (6,900)
  Decrease in mortgage receivables                                                    7,150            -                 -
  Purchase of management contract rights                                               (285)           (119)          (5,000)
  Costs related to Mergers                                                          (18,274)        (50,139)        (176,908)
  Other investing activities                                                        (14,885)        (17,501)         (44,465)
                                                                                ------------  ---------------   --------------
   Net cash (used for) investing activities                                        (523,551)     (1,047,374)      (1,552,390)
                                                                                ------------  ---------------   --------------

                             SEE ACCOMPANYING NOTES

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)


                                                                                         YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------------------
                                                                                 1999              1998             1997
                                                                             -------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Loan and bond acquisition costs                                           $       (9,522)   $       (9,021)  $      (11,617)
 MORTGAGE NOTES PAYABLE:
    Proceeds                                                                      204,986           223,491           16,460
    Lump sum payoffs                                                             (105,846)          (63,785)        (113,389)
    Monthly principal payments                                                    (21,147)          (12,624)          (7,157)
 NOTES, NET:
    Proceeds                                                                      298,014           542,227          348,303
    Payoffs                                                                      (152,266)         (120,000)        (100,000)
 LINES OF CREDIT:
    Proceeds                                                                    1,372,000           859,000          442,500
    Repayments                                                                 (1,388,383)         (881,000)        (207,500)
 Proceeds from treasury locks and options on debt                                   1,380             8,130             -
 Proceeds from sale of Common Shares                                                7,717           425,253          540,010
 Proceeds from sale of Preferred Shares/Units, net                                 39,000              -             491,250
 Proceeds from exercise of options                                                 30,750            14,482            4,999
 Common Shares repurchased and retired                                             (6,252)          (94,705)             -
 Payment of offering costs                                                           (625)          (12,370)         (22,470)
 DISTRIBUTIONS:
    Common Shares                                                                (364,183)         (277,815)        (217,229)
    Preferred Shares/Units                                                       (113,153)          (95,952)         (50,024)
    Minority Interests                                                            (37,580)          (30,752)         (24,829)
 Principal receipts on employee notes, net                                            203               272              110
 Principal receipts on other notes receivable, net                                  8,391              -                -
                                                                             --------------    --------------   --------------
   Net cash (used for) provided by financing activities                          (236,516)          474,831        1,089,417
                                                                             --------------    --------------   --------------
Net increase (decrease) in cash and cash equivalents                               25,152           (29,330)        (113,976)
Cash and cash equivalents, beginning of year                                        3,965            33,295          147,271
                                                                             --------------    --------------   --------------
Cash and cash equivalents, end of year                                     $       29,117   $         3,965   $       33,295
                                                                             ==============    ==============   ==============


SUPPLEMENTAL INFORMATION:

Cash paid during the year for interest                                     $      341,936   $       234,318  $       109,100
                                                                             ==============    ==============   ==============
Mortgage loans assumed and/or entered into through
   acquisitions of real estate                                             $       69,885   $       459,820  $       597,245
                                                                             ==============    ==============   ==============
Net real estate contributed in exchange for Common Shares                  $          -      $          -     $      185,994
                                                                             ==============    ==============   ==============
Net real estate contributed in exchange for OP Units or
   Preference Units                                                        $       28,232   $       169,834  $         5,335
                                                                             ==============    ==============   ==============
Mortgage loans assumed by purchaser in real estate dispositions            $      (12,500)   $          -     $          -
                                                                             ==============    ==============   ==============
Transfers to real estate held for disposition                              $       12,868   $        29,886  $           -
                                                                             ==============    ==============   ==============


                             SEE ACCOMPANYING NOTES

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)


                                                                                         YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------------------
                                                                                 1999              1998             1997
                                                                             -------------------------------------------------
SUPPLEMENTAL INFORMATION (CONTINUED):

Investment in mortgage notes converted to investment in real
  estate                                                                   $          -      $        88,184  $          -
                                                                             ==============    ==============   ==============


Refinancing of mortgage notes payable in favor of notes, net               $        92,180   $        35,600  $          -
                                                                             ==============    ==============   ==============

Net (assets acquired) liabilities assumed through Mergers                  $       (15,604)   $       42,955  $        33,237
                                                                             ==============    ==============   ==============

Mortgage loans assumed through Mergers                                     $       499,654   $       184,587  $       333,966
                                                                             ==============    ==============   ==============

Unsecured notes assumed through Mergers                                    $         2,266   $       461,956  $       383,954
                                                                             ==============    ==============   ==============

Line of credit assumed through Mergers                                     $        26,383   $        77,000  $          -
                                                                             ==============    ==============   ==============

Valuation of Common Shares issued through Mergers                          $       181,124   $     1,010,723  $       945,312
                                                                             ==============    ==============   ==============

Valuation of OP Units issued through Mergers                               $          -      $        40,155  $       107,270
                                                                             ==============    ==============   ==============

Liquidation value of Preferred Shares redesignated through
   Mergers                                                                 $          -      $       369,109  $       157,495
                                                                             ==============    ==============   ==============



                             SEE ACCOMPANYING NOTES

                       EQUITY RESIDENTIAL PROPERTIES TRUST
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)


                                                                                       YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------------------
                                                                               1999              1998             1997
                                                                           ------------------------------------------------
PREFERRED SHARES
Balance, beginning of year                                               $     1,410,574      $   1,041,713     $  393,000
  Issuance of 8.60% Series D Cumulative Redeemable                                     -                  -        175,000
  Issuance of Series E Cumulative Convertible                                          -                  -         99,995
  Issuance of 9.65% Series F Cumulative Redeemable                                     -                  -         57,500
  Issuance of 7 1/4% Series G Convertible Cumulative                                   -                  -        316,250
  Issuance of 7.00% Series H Cumulative Convertible                                    -              4,124              -
  Issuance of 8.82% Series I Cumulative Convertible                                    -            100,000              -
  Issuance of 8.60% Series J Cumulative Convertible                                    -            114,985              -
  Issuance of 8.29% Series K Cumulative Redeemable                                     -             50,000              -
  Issuance of 7.625% Series L Cumulative Redeemable                                    -            100,000              -
  Conversion of Series E Cumulative Convertible                                      (75)               (38)          (32)
  Conversion of 7.00% Series H Cumulative Convertible                               (228)              (210)             -
  Conversion of 8.82% Series I Cumulative Convertible                           (100,000)                 -              -
  Conversion of 8.60% Series J Cumulative Convertible                                 (5)                 -              -
                                                                           --------------    --------------  -------------
Balance, end of year                                                     $      1,310,266      $  1,410,574     $1,041,713
                                                                           ==============    ==============  =============
COMMON SHARES, $.01 PAR VALUE

Balance, beginning of year                                               $          1,182       $       891       $    512
   Issuance through proceeds from offerings                                             -                74            119
   Issuance in connection with Mergers and acquisitions                                40               218            252
   Issuance through conversion of OP Units into Common Shares                          12                 7              5
   Issuance through exercise of options                                                10                 5              1
   Issuance through restricted share grants                                             3                 -              1
   Issuance through Share Purchase - DRIP Plan and Dividend
      Reinvestment - DRIP Plan                                                          1                10              -
   Issuance through Employee Share Purchase Plan                                        2                 1              1
   Issuance through conversion of Preferred Shares into Common                         26                 -              -
   Common Shares repurchased and retired                                               (1)              (24)             -
                                                                           --------------    --------------   -------------
Balance, end of year                                                     $          1,275   $         1,182  $         891
                                                                           ==============    ==============   =============



                             SEE ACCOMPANYING NOTES

                       EQUITY RESIDENTIAL PROPERTIES TRUST
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
                             (AMOUNTS IN THOUSANDS)


                                                                                       YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------------------
                                                                               1999              1998             1997
                                                                           ------------------------------------------------

PAID IN CAPITAL
Balance, beginning of year                                                 $ 4,169,102     $   2,785,661    $   1,147,214

   Issuance of Common Shares through proceeds from
       offerings                                                                     -           370,385          536,645
   Issuance of Common Shares in connection with Mergers and
       acquisitions                                                            181,084         1,010,505        1,131,054
   Issuance of Common Shares through conversion of OP Units
       into Common Shares                                                       39,683            19,806           11,267
   Issuance of Common Shares through exercise of options                        30,740            14,477            4,998
   Issuance of Common Shares through restricted share grants                     8,374               -              1,741
   Issuance of Common Shares through Share Purchase -
       DRIP Plan                                                                   954            50,674              -
   Issuance of Common Shares through Dividend Reinvestment -
       DRIP Plan                                                                 1,525               419              -
   Issuance of Common Shares through Employee Share
       Purchase Plan                                                             5,235             3,690            3,245
   Issuance of Common Shares through 401(k) Plan                                 1,248               803              583
   Issuance of Common Shares through conversion of Preferred
       Shares into Common Shares                                               100,282               248               32
   Common Shares repurchased and retired                                        (6,251)          (94,681)              -
   Offering costs                                                               (1,625)          (12,370)         (22,470)
   Principal (advances) on other notes receivable, net                          (4,045)              -                -
   Adjustment for Minority Interests ownership in
       Operating Partnership                                                    (2,387)           19,485          (28,648)
                                                                           --------------    --------------   -------------
Balance, end of year                                                       $  4,523,919      $ 4,169,102      $ 2,785,661
                                                                           ==============    ==============   =============
EMPLOYEE NOTES
Balance, beginning of year                                                 $     (4,873)     $    (5,145)     $    (5,255)
   Principal receipts, net                                                          203              272              110
                                                                           --------------    --------------   -------------
Balance, end of year                                                       $     (4,670)     $    (4,873)     $    (5,145)
                                                                           ==============    ==============   =============

DISTRIBUTIONS IN EXCESS OF ACCUMULATED EARNINGS

Balance, beginning of year                                                 $   (245,538)     $  (133,129)     $   (76,641)
   Net income                                                                   393,881          258,206          176,592
   Preference Unit distributions                                                 (1,185)             -               -
   Preferred distributions                                                     (112,011)         (92,917)         (59,012)
   Distributions on Common Shares                                              (361,003)        (277,698)        (174,068)
                                                                           --------------    --------------   -------------
Balance, end of year                                                       $   (325,856)     $  (245,538)     $  (133,129)
                                                                           ==============    ==============   =============

                             SEE ACCOMPANYING NOTES

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND FORMATION OF THE COMPANY

         Equity Residential Properties Trust, formed in March 1993, ("EQR"), is a self-administered and self-managed equity real estate investment trust ("REIT"). As used herein, the term "Company" means EQR, and its subsidiaries, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger"), Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger"), Merry Land & Investment Company, Inc. ("MRY") (the "MRY Merger") and Lexford Residential Trust ("LFT") ("the LFT Merger") (see Note 4). The Company has elected to be taxed as a REIT under
Section 856(c) of the Internal Revenue Code 1986, as amended (the "Code").

         The Company is engaged in the acquisition, disposition, ownership, management and operation of multifamily properties. As of December 31, 1999, the Company owned or had interests in a portfolio of 1,062 multifamily properties containing 225,708 apartment units of which it controlled a portfolio of 983 multifamily properties containing 214,060 apartment units (individually a "Property" and collectively the "Properties"). The Company had an investment in partnership interests (equity investments) and/or an investment in subordinated mortgages collateralized by the remaining 79 Properties containing 11,648 units. These properties are located in 35 states throughout the United States.

         The Company has formed a series of partnerships (the "Financing Partnerships") which beneficially own certain Properties that may be encumbered by mortgage indebtedness. In general, these are structured so that ERP Operating Limited Partnership (the "Operating Partnership"), a subsidiary of EQR, owns a 1% limited partner interest and a 98% general partner interest in each, with the remaining 1% general partner interest in each Financing Partnership owned by various qualified REIT subsidiaries wholly owned by the Company (each a "QRS Corporation"). Rental income from the Properties that are beneficially owned by a Financing Partnership is used first to service the applicable mortgage debt and pay other operating expenses and any excess is then distributed 1% to the applicable QRS Corporation, as the general partner of such Financing Partnership, and 99% to the Operating Partnership, as the sole 1% limited partner and as the 98% general partner. The Company has also formed a series of limited liability companies that own certain Properties (collectively, the "LLCs"). The Operating Partnership is a 99% managing member of each LLC and a QRS Corporation is a 1% member of each LLC.

2.       BASIS OF PRESENTATION

         The Wellsford Merger, the EWR Merger, the MRY Merger and the LFT Merger (collectively, the "Mergers") were treated as purchases in accordance with Accounting Principles Board Opinion No. 16. The fair value of the consideration given by the Company in the Mergers was used as the valuation basis for each of the combinations. The assets acquired and the liabilities assumed of Wellsford were recorded at their relative fair values as of May 30, 1997 (the "Wellsford Closing Date"). The assets acquired and the liabilities assumed of EWR were recorded at their relative fair values as of December 23, 1997 (the "EWR Closing Date"). The assets acquired and the liabilities assumed of MRY were recorded at their relative fair values as of October 19, 1998 (the "MRY Closing Date"). The assets acquired and the liabilities assumed of LFT were recorded at their relative fair values as of October 1, 1999 (the "LFT Closing Date"). The accompanying consolidated statements of operations and cash flows include the results of the Properties purchased through the Mergers from their respective closing dates.

         Due to the Company's ability as general partner to control either through ownership or by contract the Operating Partnership, a series of management limited partnerships and companies (collectively, the "Management Partnerships" or the "Management Companies"), the Financing Partnerships, the LLCs, and certain other entities, each such entity has been consolidated with the Company for financial reporting

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

purposes. In regard to the Management Companies, the Company does not have legal control; however, these entities are consolidated for financial reporting purposes, the effects of which are immaterial. Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year presentation.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      REAL ESTATE ASSETS AND DEPRECIATION

         Real estate is recorded at cost less accumulated depreciation less an adjustment, if any, for impairment. A land value is assigned based on the purchase price if acquired separately or based on market research if acquired in a merger or in a single or portfolio acquisition.

         For real estate properties to be disposed of, an impairment loss is recognized when the fair value of the real estate, less the estimated cost to sell, is less than the carrying amount of the real estate measured at the time it is certain that the Company will sell the property. Real estate held for disposition is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell.

         Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The Company uses a 30-year estimated life for buildings and a five-year estimated life for initial furniture, fixtures and equipment. Replacements inside a unit such as appliances and carpeting, are depreciated over a five-year estimated life. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve and/or extend the useful life of the asset are capitalized over their estimated useful life, generally five to ten years. Initial direct leasing costs are expensed as incurred as such expense approximates the deferral and amortization of initial direct leasing costs over the lease terms. Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Company. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on sale of disposition is recognized in accordance with accounting principles generally accepted in the United States.

         The Company classifies Properties under development and/or expansion and properties in the lease up phase as construction in progress until construction on the apartment community has been completed and all certificates of occupancy permits have been obtained. The Company also classifies land relating to construction in progress as land on its balance sheet. Land associated with construction in progress was $18.5 million and $19.4 million as of December 31, 1999 and 1998, respectively.

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

      (c)     DEFERRED FINANCING COSTS

         Deferred financing costs include fees and costs incurred to obtain the Company's line of credit,

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


long-term financing and costs for certain interest rate protection agreements. These costs are amortized over the terms of the related debt. Unamortized financing costs are written-off when debt is retired before the maturity date. The accumulated amortization of such deferred financing costs was $11.1 million and $8.2 million at December 31, 1999 and 1998, respectively.

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

      (e)     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("Statement No. 133"). Statement No. 133 requires recording all derivative instruments as assets or liabilities, measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The standard's effective date was deferred by FASB Statement No. 137 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is planning to adopt the standard once it is effective and does not anticipate that the adoption will have a material impact on the Company's financial condition and results of operations.

      (f)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair values of the Company's financial instruments, including cash and cash equivalents, mortgage notes payable, other notes payable, lines of credit and other financial instruments, approximate their carrying or contract values. With respect to the Company's investment in mortgage notes, the fair value as of December 31, 1999 and 1998 was estimated to be approximately $87.0 million and $91.8 million, respectively, compared to the Company's carrying value of $85 million and $88 million, respectively. The estimated fair value of the Company's investment in mortgage notes represents the estimated net present value based on the expected future property level cash flows and an estimated current market discount rate.

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

      (i)     INCOME TAXES

         Due to the structure of the Company as a REIT and the nature of the operations of the Properties and Management Business, the results of operations contain no provision for Federal income taxes. However, the Company is subject to certain state and local income, excise or franchise taxes. The aggregate cost of land and depreciable property for Federal income tax purposes as of December 31, 1999 and 1998 was approximately $8.6 billion and $8.5 billion, respectively.

      (j)     MINORITY INTERESTS

         Net income is allocated to the Minority Interests (as defined in Note
5) based on their respective ownership percentage of the Operating Partnership. Ownership percentage is represented by dividing the number of OP Units held by the Minority Interests by the total OP Units held by Minority Interests and EQR. Issuance of additional Common Shares or OP Units changes the ownership interests of both the Minority Interests and EQR. Such transactions and the proceeds therefrom are treated as capital transactions and result in an allocation between shareholders' equity and Minority Interests to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

      (k)     USE OF ESTIMATES

         In preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

         The Company also considers funds from operations ("FFO") to be a primary measure of the performance of real estate companies including an equity REIT. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States ("GAAP") and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Company's calculation of FFO represents net income available to Common Shares, excluding gains on dispositions of properties, gains on early extinguishment of debt, and write-off of unamortized costs on refinanced debt, plus depreciation on real estate assets, income allocated to Minority Interests and amortization of deferred financing costs related to the predecessor business. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REIT's and, accordingly, may not be comparable to such other REIT's. The Company will adopt, effective January 1, 2000, the National Association of Real Estate Investment Trust's ("NAREIT") updated recommended definition of FFO as approved in the fourth quarter of 1999.

         All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants who contributed 10% or more of the Company's total revenues during 1999, 1998 or 1997. Interest expense on debt is not allocated to individual Properties, even if the Properties secure such debt. Further, minority interest in consolidated subsidiaries is not allocated to the Properties. There is no provision for income taxes as the Company is organized as a REIT under the Internal Revenue Code.

4.       BUSINESS COMBINATIONS

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

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

         In connection with the MRY Merger, each outstanding common share of beneficial interest of MRY was converted into 0.53 of a Common Share of the Company. In addition, MRY spun-off certain assets and liabilities to Merry Land Properties, Inc. ("MRYP Spinco"). As partial consideration for the transfer, the Company extended a $25 million, one year, non-revolving loan to MRYP Spinco pursuant to a Senior Debt Agreement. As of December 31, 1999, the debt agreement was no longer outstanding.

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

         On the MRY Closing Date, 108 Properties containing 32,315 units, three Properties under construction or expansion expected to contain 872 units, six Additional Properties that represent an investment in six joint ventures containing 1,297 units and other related assets were acquired for a total purchase price of approximately $2.2 billion. The purchase price consisted of
21.8 million Common Shares issued by the Company with a market value of $1 billion, the assumption of MRY's minority interest with a market value of approximately $40.2 million, the liquidation value of $369.1 million for the Series H Preferred Shares, the Series I Preferred Shares, the Series J Preferred Shares, the Series K Preferred Shares and the Series L Preferred Shares, the assumption of mortgage indebtedness, unsecured notes and a line of credit in the amount of $723.5 million, the assumption of other liabilities of approximately $46.5 million and other merger related costs of approximately $51.9 million.

         On the LFT Closing Date, 402 Properties containing 36,609 units and other related assets were acquired for a total purchase price of approximately $738 million. In connection with the LFT Merger, each outstanding common share of beneficial interest of LFT was converted into 0.463 of a Common Share of the Company. The purchase price consisted of 4.0 million Common Shares issued by the Company with

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


a market value of $181.1 million, the assumption of mortgage indebtedness, a term loan and a line of credit in the amount of $528.3 million, the acquisition of other assets of approximately $40.9 million, the assumption of other liabilities of approximately $25.3 million and other merger related costs of approximately $24.5 million.

         All of the amounts stated in the previous paragraph are based on management's current best estimates, which are subject to adjustment within one year of the respective closing dates.

5.       SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

         The following table presents the changes in the Company's issued and outstanding Common Shares for the years ended December 31, 1999, 1998 and 1997:


         ---------------------------------------------------- -------------- -------------- --------------
                                                                  1999           1998           1997
         ---------------------------------------------------- -------------- -------------- --------------

         Common Shares outstanding at January 1,                118,230,009     89,085,265     51,154,836

         COMMON SHARES ISSUED:

         Conversion of LFT common shares                          4,018,717             --             --
         January 1998 Common Share Offering                              --      4,000,000             --
         February 1998 Common Share Offerings                            --      1,988,340             --
         March 1998 Common Share Offering                                --        495,663             --
         April 1998 Common Share Offering                                --        946,565             --
         Conversion of MRY common shares                                 --     21,801,612             --
         March 1997 Common Share Offerings                               --             --      1,921,000
         June 1997 Common Share Offerings                                --             --      8,992,023
         September 1997 Common Share Offering                            --             --        498,000
         October 1997 Common Share Offering                              --             --      3,315,500
         December 1997 Common Share Offerings                            --             --      1,204,018
         Conversion of Wellsford common shares                           --             --     10,823,016
         Conversion of EWR common shares                                 --             --     10,288,583
         Conversion of Series E Preferred Shares                      1,669            834            723
         Conversion of Series H Preferred Shares                      6,580          6,078             --
         Conversion of all Series I Preferred Shares              2,566,797             --             --
         Conversion of Series J Preferred Shares                        122             --             --
         Employee Share Purchase Plan                               147,885         93,521         84,183
         Dividend Reinvestment - DRIP Plan                           36,132         10,230             --
         Share Purchase - DRIP Plan                                  22,534      1,023,184             --
         Exercise of options                                      1,013,192        431,174        180,138
         Restricted share grants, net                               306,500         59,060         28,246
         Conversion of OP Units                                   1,217,821        640,337        582,185
         Profit-sharing/401(k) Plan contribution                     30,260         15,980         13,140

         COMMON SHARES OTHER:
         Common Shares repurchased and retired                    (148,453)    (2,367,400)             --
         Common Shares other                                          1,033          (434)          (326)
         ---------------------------------------------------- -------------- -------------- --------------
         COMMON SHARES OUTSTANDING AT DECEMBER 31,              127,450,798    118,230,009     89,085,265
         ---------------------------------------------------- -------------- -------------- --------------

         On February 3, 1998, the Company filed with the SEC a Form S-3 Registration Statement to register $1 billion of equity securities. The SEC declared this registration statement effective on February 27, 1998. In addition, the Company carried over $272 million related to the registration statement effective on August 4, 1997. As of December 31, 1999, $1.1 billion remained outstanding under this registration statement.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest are collectively referred to as the "Minority Interests". As of December 31, 1999 and 1998, the Minority Interests held 12,483,742 and 13,187,929 OP Units, respectively. As a result, the Minority Interests had an 8.92% and 10.04% interest in the Operating Partnership at December 31, 1999 and 1998, respectively. Assuming conversion of all OP Units into Common Shares, total Common Shares outstanding at December 31, 1999 and 1998 would have been 139,934,540 and 131,417,938, respectively.

         Net proceeds from the Company's Common Share and Preferred Share offerings are contributed by the Company to the Operating Partnership in return for an increased ownership percentage and are treated as capital transactions in the Company's Consolidated Financial Statements. As a result, the net offering proceeds from Common Shares are allocated between shareholders' equity and Minority Interests to account for the change in their respective percentage ownership of the underlying equity of the Operating Partnership.

         On October 12, 1999, the Company repurchased and retired 148,453 Common Shares previously issued in connection with the LFT Merger. Various LFT employees and trustees owned these Common Shares. The Company paid approximately $6.3 million in connection therewith.

         In connection with certain acquisitions during the year ended December 31, 1999, the Operating Partnership issued 28,795 Series A Junior Convertible Preference Units and 7,367 Series B Junior Convertible Preference Units having a combined value of approximately $3.0 million. These units ultimately will convert to OP Units in accordance with the respective term sheet agreements. The value of these preference units is included in Minority Interests in the Consolidated Balance Sheets and the distributions incurred are included in preferred distributions in the Consolidated Statements of Operations.

         On September 27, 1999, EQR-Mosaic, L.L.C., a wholly-owned subsidiary of the Operating Partnership, issued 800,000 units of 8.00% Series A Cumulative Convertible Redeemable Preference Interests with an equity value of $40 million. EQR-Mosaic LLC received $39 million in net proceeds from this transaction. The liquidation value of these units is $50 per unit. The 800,000 units are exchangeable into 800,000 shares of 8.00% Series M Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. The Series M Preferred Shares are not convertible to EQR Common Shares. Dividends for the Series A Preference Interests or the Series M Preferred Shares are payable quarterly at the rate of $4.00 per unit/share per year. The value of these preference interests is included in Minority Interests in the Consolidated Balance Sheets and the distributions incurred are included in preferred distributions in the Consolidated Statements of Operations.

         The declaration of trust of the Company provides that the Company may issue up to 100,000,000 Preferred Shares with specific rights, preferences and other attributes as the Board of Trustees may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company's Common Shares.

         The following table presents the Company's issued and outstanding Preferred Shares as of December 31, 1999 and 1998:

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

------------------------------------------------------------------- ------------- ----------- -----------
                                                                                                 ANNUAL
                                                                                                DIVIDEND
                                                                      REDEMPTION   CONVERSION   RATE PER
                                                                     DATE (1) (2)   RATE (2)    SHARE (3)

------------------------------------------------------------------- ------------- ----------- -----------
 Preferred Shares of beneficial interest, $.01 par value;
 100,000,000 shares authorized:

 9 3/8% Series A Cumulative Redeemable Preferred; liquidation           6/1/00        N/A       $2.34375
 value $25 per share; 6,120,000 shares issued and outstanding at December 31, 1999 and December 31, 1998

 9 1/8% Series B Cumulative Redeemable Preferred; liquidation          10/15/05       N/A      $22.81252
 value $250 per share; 500,000 shares issued and outstanding at December 31, 1999 and December 31, 1998

 9 1/8% Series C Cumulative Redeemable Preferred; liquidation           9/9/06        N/A      $22.81252
 value $250 per share; 460,000 shares issued and outstanding at December 31, 1999 and December 31, 1998

 8.60% Series D Cumulative Redeemable Preferred; liquidation           7/15/07        N/A      $21.50000
 value $250 per share; 700,000 shares issued and outstanding at December 31, 1999 and December 31, 1998

 Series E Cumulative Convertible Preferred; liquidation value          11/1/98       0.5564     $1.75000
 $25 per share; 3,994,000 and 3,997,000 shares issued and
 outstanding at December 31, 1999 and December 31, 1998,
 respectively

 9.65% Series F Cumulative Redeemable Preferred; liquidation           8/24/00        N/A       $2.41250
 value $25 per share; 2,300,000 shares issued and outstanding at December 31, 1999 and December 31, 1998

 7 1/4% Series G Convertible Cumulative Preferred; liquidation         9/15/02       4.2680    $18.12500
 value $250 per share; 1,265,000 shares issued and
 outstanding at December 31, 1999 and December 31, 1998

 7.00% Series H Cumulative Convertible Preferred; liquidation          6/30/98       0.7240     $1.75000
 value $25 per share; 147,452 and 156,551 shares issued and
 outstanding at December 31, 1999 and December 31, 1998,
 respectively

 8.82% Series I Cumulative Convertible Preferred; liquidation          10/31/99      0.6417     $2.20500
 value $25 per share; 0 and 4,000,000 shares issued and
 outstanding at December 31, 1999 and December 31, 1998,
 respectively (4)

 8.60% Series J Cumulative Convertible Preferred; liquidation          3/31/00       0.6136     $2.15000
 value $25 per share; 4,599,200 and 4,599,400 shares issued and outstanding at December 31, 1999 and December 31, 1998,
 respectively

 8.29% Series K Cumulative Redeemable Preferred; liquidation           12/10/26       N/A       $4.14500
 value $50 per share; 1,000,000 shares issued and outstanding at December 31, 1999 and December 31, 1998

 7.625% Series L Cumulative Redeemable Preferred; liquidation          2/13/03        N/A       $1.90625
 value $25 per share; 4,000,000 shares issued and outstanding at December 31, 1999 and December 31, 1998

------------------------------------------------------------------- ------------- ----------- -----------

------------------------------------------------------------------- ------------- ----------- -----------




--------------------------------------------------------------------- ------------ --- ------------

                                                                        DECEMBER          DECEMBER
                                                                           31,               31,
                                                                          1999              1998

--------------------------------------------------------------------- ------------ --- ------------
 Preferred Shares of beneficial interest, $.01 par value;
 100,000,000 shares authorized:

 9 3/8% Series A Cumulative Redeemable Preferred; liquidation       $     153,000   $      153,000
 value $25 per share; 6,120,000 shares issued and outstanding at December 31, 1999 and December 31, 1998

 9 1/8% Series B Cumulative Redeemable Preferred; liquidation             125,000          125,000
 value $250 per share; 500,000 shares issued and outstanding at December 31, 1999 and December 31, 1998

 9 1/8% Series C Cumulative Redeemable Preferred; liquidation             115,000          115,000
 value $250 per share; 460,000 shares issued and outstanding at December 31, 1999 and December 31, 1998

 8.60% Series D Cumulative Redeemable Preferred; liquidation              175,000          175,000
 value $250 per share; 700,000 shares issued and outstanding at December 31, 1999 and December 31, 1998

 Series E Cumulative Convertible Preferred; liquidation value              99,850           99,925
 $25 per share; 3,994,000 and 3,997,000 shares issued and
 outstanding at December 31, 1999 and December 31, 1998,
 respectively

 9.65% Series F Cumulative Redeemable Preferred; liquidation               57,500           57,500
 value $25 per share; 2,300,000 shares issued and outstanding at December 31, 1999 and December 31, 1998

 7 1/4% Series G Convertible Cumulative Preferred; liquidation            316,250          316,250
 value $250 per share; 1,265,000 shares issued and
 outstanding at December 31, 1999 and December 31, 1998

 7.00% Series H Cumulative Convertible Preferred; liquidation               3,686            3,914
 value $25 per share; 147,452 and 156,551 shares issued and
 outstanding at December 31, 1999 and December 31, 1998,
 respectively

 8.82% Series I Cumulative Convertible Preferred; liquidation                   -          100,000
 value $25 per share; 0 and 4,000,000 shares issued and
 outstanding at December 31, 1999 and December 31, 1998,
 respectively (4)

 8.60% Series J Cumulative Convertible Preferred; liquidation             114,980          114,985
 value $25 per share; 4,599,200 and 4,599,400 shares issued and outstanding at December 31, 1999 and December 31, 1998,
 respectively

 8.29% Series K Cumulative Redeemable Preferred; liquidation               50,000           50,000
 value $50 per share; 1,000,000 shares issued and outstanding at December 31, 1999 and December 31, 1998

 7.625% Series L Cumulative Redeemable Preferred; liquidation             100,000          100,000
 value $25 per share; 4,000,000 shares issued and outstanding at December 31, 1999 and December 31, 1998

--------------------------------------------------------------------- ------------ --- ------------
                                                                    $   1,310,266   $    1,410,574
--------------------------------------------------------------------- ------------ --- ------------

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


         (1) On or after the redemption date, redeemable preferred shares (Series A, B, C, D, F, K and L) may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

         (2) On or after the redemption date, convertible preferred shares (Series E, G, H, I & J) may be redeemed under certain circumstances for cash or Common Shares at the option of the Company, in whole or in part, at various redemption prices per share based upon the contractual conversion rate, plus accrued and unpaid distributions, if any. The conversion rate listed for Series G is the Preferred Share rate and the equivalent Depositary Share rate is 0.4268.

         (3) Dividends on all series of Preferred Shares are payable quarterly at various pay dates. Dividend rates listed for Series B, C, D and G are Preferred Share rates. The equivalent Depositary Share annual dividend rates are $2.281252, $2.281252, $2.15 and $1.8125 per Series B, C, D and G
                  Depositary Share, respectively.

         (4) During 1999, all of the Series I Preferred Shares were converted into 2,566,797 Common Shares of the Company.

6.       REAL ESTATE

         The following table summarizes the carrying amounts for investment in real estate as of December 31, 1999 and 1998 (AMOUNTS ARE IN THOUSANDS):

   -------------------------------------- ----------------- --------------
                                                  1999              1998
   -------------------------------------- ----------------- --------------

   Land                                      $   1,550,378    $ 1,326,148
   Buildings and Improvements                   10,266,290      9,186,220
   Furniture, Fixtures and Equipment               404,260        333,359
   Construction in Progress                         18,035         96,336
   -------------------------------------- ----------------- --------------
   Real Estate                                  12,238,963     10,942,063
   Accumulated Depreciation                     (1,070,487)      (718,491)
   -------------------------------------- ----------------- --------------
   Real Estate, net                            $11,168,476   $ 10,223,572
   -------------------------------------- ----------------- --------------

         The following table summarizes the carrying amounts for the real estate held for disposition as of December 31, 1999 and 1998 (AMOUNTS ARE IN THOUSANDS):


        ------------------------------------- -------------- --------------
                                                      1999       1998

        ------------------------------------- -------------- --------------
        Land                                    $  2,383      $   4,189
        Buildings and Improvements                14,596         35,620
        Furniture, Fixtures and Equipment          1,403          4,389
        Construction in Progress                      --             --
        ------------------------------------- -------------- --------------
        Real Estate                                 18,382       44,198
        Accumulated Depreciation                    (5,514)     (14,312)

        ------------------------------------- -------------- --------------
        Real Estate Held for Disposition        $   12,868     $ 29,886
        ------------------------------------- -------------- --------------

         In addition to the LFT Merger, during the year ended December 31, 1999, the Company acquired the twenty-two Properties listed below, of which fourteen were acquired from unaffiliated third parties and eight were acquired from an affiliated party. In connection with certain of the acquisitions listed below, the Company assumed and/or entered into new mortgage indebtedness of approximately $69.9 million, issued OP Units having a value of approximately $25.2 million and issued Junior Convertible Preference Units

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



having a value of approximately $3.0 million. The cash portion of these transactions was funded primarily from proceeds received from the disposition of certain properties, working capital and the Company's line of credit.


--------------- ----------------------------------- --------------------------------- ------------ --------------
                                                                                                     PURCHASE
                                                                                                       PRICE
     DATE                                                                                NUMBER         (IN
   ACQUIRED     PROPERTY                            LOCATION                           OF UNITS     THOUSANDS)

--------------- ----------------------------------- --------------------------------- ------------ --------------
   01/22/99     Fireside Park                       Rockville, MD                          236          $14,279
   01/22/99     Mill Pond                           Glen Burnie, MD                        240           11,745
   01/28/99     Aspen Crossing                      Wheaton, MD                            192           11,386
   02/24/99     Copper Canyon                       Highlands Ranch, CO                    222           16,200
   03/04/99     Siena Terrace                       Lake Forest, CA                        356           33,000
   03/23/99     Greenbriar                          Kirkwood, MO                           218           12,033
   03/24/99     Fairland Gardens                    Silver Spring, MD                      400           25,897
   04/28/99     Pine Tree Club                      Wildwood, MO                           150            7,988
   04/28/99     Westbrooke Village I & II           Manchester, MO                         252           12,642
   04/29/99     Brookside                           Frederick, MD                          228           10,809
   04/30/99     Skyview                             Rancho Santa Margarita, CA             260           21,800
   05/20/99     Lincoln at Defoors                  Atlanta, GA                            300           25,500
   05/25/99     Rosecliff                           Quincy, MA                             156           18,263
   05/25/99     Canyon Crest                        Santa Clarita, CA                      158           12,500
   06/29/99     Greentree I                         Glen Burnie, MD                        350           15,625
   06/29/99     Greentree III                       Glen Burnie, MD                        207            9,598
   07/14/99     Brookdale Village                   Naperville, IL                         252           19,600
   07/29/99     Longfellow Place*                   Boston, MA                             710          237,000
   07/30/99     Greentree II                        Glen Burnie, MD                        239           10,907
   10/28/99     Granada Highlands                   Malden, MA                             919          128,000
   12/16/99     Bridgewater at Wells Crossing       Orange Park, FL                        288           15,500
   12/22/99     Town Center Phase II                Houston, TX                            260           14,423
--------------- ----------------------------------- --------------------------------- ------------ --------------
                                                                                         6,593         $684,695
--------------- ----------------------------------- --------------------------------- ------------ --------------

* This acquisition also included approximately 264,000 square feet of office and retail space and two parking garages.

         In addition to the MRY Merger, during the year ended December 31, 1998, the Company acquired 99 Properties, of which 96 were acquired from unaffiliated third parties and 3 were acquired from an affiliated party. In connection with certain of these acquisitions, the Company assumed and/or entered into mortgage indebtedness of approximately $459.8 million, issued OP Units having a value of approximately $165 million and issued Junior Convertible Preference Units having a value of approximately $4.8 million. The cash portion of these transactions was funded primarily from proceeds raised from the various capital transactions as disclosed in Note 5 of the Notes to Consolidated Financial Statements, the various debt offerings as disclosed in Note 12 of the Notes to Consolidated Financial Statements, the Company's line of credit, proceeds received from the disposition of certain Properties and working capital.

7.       REAL ESTATE DISPOSITIONS

         During the year ended December 31, 1999, the Company disposed of the thirty-six Properties listed below to unaffiliated third parties. The Company recognized a net gain for financial reporting purposes of

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

approximately $93.5 million. In connection with one of these dispositions, the purchaser assumed the Company's mortgage indebtedness of approximately $12.5 million.


   --------------- --------------------------------------- ------------------------- -------------- -----------------
                                                                                                      DISPOSITION
   DATE                                                                                 NUMBER           PRICE
   DISPOSED         PROPERTY                                LOCATION                    OF UNITS      (IN THOUSANDS)

   --------------- --------------------------------------- ------------------------- -------------- -----------------
      01/06/99     Fox Run                                 Little Rock, AR                  337          $10,623
      01/06/99     Greenwood Forest                        Little Rock, AR                  239            7,533
      01/06/99     Walnut Ridge                            Little Rock, AR                  252            7,943
      01/06/99     Williamsburg                            Little Rock, AR                  211            6,651
      01/27/99     The Hawthorne                           Phoenix, AZ                      276           20,500
      03/02/99     The Atrium                              Durham, NC                       208           10,750
      03/24/99     Greenbriar                              Kirkwood, MO                     218           12,525
      05/06/99     Sandstone at Bear Creek                 Euless, TX                        40            2,075
      05/12/99     La Costa Brava/Cedar Cove               Jacksonville, FL                 464           17,650
      05/18/99     Lands End                               Pacifica , CA                    260           30,100
      07/01/99     The Willows                             Knoxville, TN                    250           11,950
      07/26/99     Tivoli Lakes Club                       Deerfield Beach, FL              278           17,000
      07/29/99     The Seasons                             Boise, ID                        120            6,026
      08/19/99     Kingswood Manor                         San Antonio, TX                  129            3,800
      08/19/99     Hampton Green                           San Antonio, TX                  293            8,000
      08/19/99     Trails End                              San Antonio, TX                  308            9,100
      08/19/99     Waterford                               San Antonio, TX                  133            4,500
      09/23/99     Southbank                               Mesa, AZ                         113            4,550
      09/30/99     Governor's Place                        Augusta, GA                      190            5,500
      09/30/99     Maxwell House                           Augusta, GA                      216            3,500
      10/14/99     Burn Brae                               Irving, TX                       282           10,800
      10/15/99     Casa Cordoba                            Tallahassee, FL                  168            5,672
      10/15/99     Casa Cortez                             Tallahassee, FL                   66            2,228
      11/18/99     Orchards of Landen                      Maineville, OH                   312           19,100
      11/23/99     Flying Sun                              Phoenix, AZ                      108            5,100
      12/15/99     Sleepy Hollow                           Kansas City, MO                  388           18,050
      12/15/99     Harbour Landing                         Corpus Christi, TX               284            9,500
      12/15/99     Doral                                   Louisville, KY                   228            9,750
      12/20/99     Villa Manana                            Phoenix, AZ                      260           11,350
      12/20/99     University Park                         Toledo, OH                        99            2,050
      12/20/99     Village of Hampshire Heights            Toledo, OH                       304            7,000
      12/22/99     Superstition Vistas/Heritage Point      Mesa, AZ                         464           25,000
      12/22/99     The Meadows                             Mesa, AZ                         306           14,500
      12/28/99     Metropolitan Park                       Seattle, WA                       82            7,000
   --------------- --------------------------------------- ------------------------- -------------- -----------------
                                                                                          7,886         $347,376
   --------------- --------------------------------------- ------------------------- -------------- -----------------

         In addition, during the year ended December 31, 1999, the Company also sold its entire interest in six MRY joint venture properties (to MRYP Spinco) containing 1,297 units for approximately $54.1 million.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


8.        COMMITMENTS TO ACQUIRE/DISPOSE OF REAL ESTATE

         As of December 31, 1999, in addition to the Property that was subsequently acquired as discussed in Note 23 of the Notes to Consolidated Financial Statements, the Company entered into separate agreements to acquire three multifamily properties containing 886 units from unaffiliated parties. The Company expects a combined purchase price of approximately $126 million.

         As of December 31, 1999, in addition to the Properties that were subsequently disposed of as discussed in Note 23 of the Notes to Consolidated Financial Statements, the Company entered into separate agreements to dispose of fourteen multifamily properties containing 3,056 units to unaffiliated parties. The Company expects a combined disposition price of approximately $138.9 million.

         The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

9.       INVESTMENT IN MORTGAGE NOTES, NET

         In 1995, the Company made an $89 million investment in partnership interests and subordinated mortgages collateralized by 21 of the Properties. These 21 Properties consist of 3,896 units, located in California, Colorado, New Mexico and Oklahoma. This included an $87.1 million investment in second and third mortgages (net of an original discount of approximately $12.7 million to their face amount), $1.6 million represented a one time payment for an interest rate protection agreement and $0.3 million represented an investment for primarily a 49.5% limited partnership interest in the title-holding entities. As the Company does not control the general partners of the title-holding entities and substantially all of the Company's investment is in second and third mortgages (which are subordinate to first mortgages owned by third party unaffiliated entities), the $87.1 million investment is accounted for as an investment in mortgage notes. The $1.6 million payment made for the interest rate protection agreement is included in deferred financing costs and is being amortized over the term of the related debt.

         As of December 31, 1999 and 1998, the second mortgage notes had a combined principal balance of approximately $17.5 million and $21.7 million, respectively, and currently accrue interest at a rate of 9.45% per annum, receive principal amortization from excess cash flow and have a stated maturity date of December 31, 2019. As of December 31, 1999 and 1998, the third mortgage notes had a combined principal balance of approximately $71.1 million and $71.1 million, respectively, and currently accrue interest at a rate of 6.15% per annum, plus up to an additional 3% per annum to the extent of available cash flow. Contingent interest on the third mortgage notes is recognized to the extent it is received. The third mortgage notes have a stated maturity of December 31, 2024. Receipt of principal and interest on the second and third mortgage notes is subordinated to the receipt of all interest on the first mortgage notes. With respect to the discount on these notes, the unamortized balance at December 31, 1999 and 1998 was $4.8 million and $6 million, respectively. During 1999, 1998 and 1997, the Company amortized $1.2 million, $3.0 million and $3.1 million, respectively, which is included in interest income-investment in mortgage notes in the consolidated statements of operations. This discount is being amortized utilizing the effective yield method based on the expected life of the investment.

10.      DEPOSITS-RESTRICTED

         Deposits-restricted as of December 31, 1999 primarily included the following:

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


            - a deposit in the amount of $25 million held in a third party escrow account to provide collateral for third party construction financing in connection with two separate joint venture agreements;
            - approximately $48.9 million was held in third party escrow accounts, representing proceeds received in connection with the Company's disposition of three properties and earnest money deposits made for one additional acquisition;
            - approximately $29.9 million was for tenant security, utility deposits, and other deposits for certain of the Company's Properties; and
            - approximately $7.5 million of other deposits.

         Deposits-restricted as of December 31, 1998 primarily included the following:

            - a deposit in the amount of $20 million held in a third party escrow account to provide collateral for third party construction financing in connection with the Joint Venture Agreement;
            - approximately $22.2 million held in third party escrow accounts representing proceeds received in connection with the Company's disposition of four properties;
            - approximately $15.3 million for tenant security and utility deposits for certain of the Company's
              Properties; and
            - approximately $11.8 million of other deposits.

11.      MORTGAGE NOTES PAYABLE

         As of December 31, 1999, the Company had outstanding mortgage indebtedness of approximately $2.9 billion encumbering 545 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $416 million) was approximately $4.7 billion. The mortgage notes payables are generally due in monthly installments of principal and interest.

         During the year ended December 31, 1999 the Company:

            - as part of the LFT Merger, assumed the outstanding mortgage balances on 342 Properties in the aggregate amount of $499.7 million;
            - assumed the outstanding mortgage balances on eight additional properties acquired during 1999 in the aggregate amount of $69.9 million;
            - repaid the outstanding mortgage balances on 31 Properties in the aggregate amount of $60.8 million. In connection with the above transactions, the Company incurred prepayment penalties of $0.5 million, which have been classified as losses on early extinguishment of debt;
            - refinanced the debt on four existing properties totaling $44.9 million with new mortgage indebtedness totaling $62.9 million;
            - obtained new mortgage financing on eleven previously unencumbered properties in the amount of $126.5 million;
            - refinanced the debt totaling $120.8 million on ten existing properties. In addition, five previously unencumbered properties cross-collateralize each of the new mortgage notes;
            - refinanced the debt on two existing properties and consequently sold its lender position to a third party, thus receiving additional net cash proceeds of approximately $2.6 million. The bond indebtedness on these two properties is now unsecured and is classified as notes, net at December 31, 1999;
            - refinanced the debt on one existing property and consequently sold its lender position to

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



              a third party, thus receiving additional cash proceeds of approximately $13.7 million; and
            - sold the debt on one property totaling $12.5 million in
              conjunction with a real estate disposition.

         As of December 31, 1999, scheduled maturities for the Company's outstanding mortgage indebtedness are at various dates through October 1, 2033. The interest rate range on the Company's mortgage debt was 4.00% to 10.13% at December 31, 1999. During the year ended December 31, 1999, the effective interest cost on all of the Company's debt was 7.05%.

         Aggregate payments of principal on mortgage notes payable for each of the next five years and thereafter are as follows (amounts in thousands):


                 ---------------------------------------------------
                               YEAR                      TOTAL

                 ---------------------------------------------------

                               2000                       $ 49,588
                               2001                        349,223
                               2002                        249,458
                               2003                         97,351
                               2004                        171,597
                            Thereafter                   1,962,966
                     Net Unamortized Premiums                3,400

                 ---------------------------------------------------
                               Total                    $2,883,583

                 ---------------------------------------------------

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

         As of December 31, 1998, scheduled maturities for the Company's outstanding mortgage indebtedness are at various dates through October 1, 2033. The interest rate range on the Company's mortgage debt was 3.00% to 10.00% at December 31, 1998. During the year ended December 31, 1998, the effective interest cost on all of the Company's debt was 7.10%.

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

         Concurrent with the refinancing of certain tax-exempt bonds and as a requirement of the credit provider of the bonds, the Financing Partnership, which owns certain of the Properties, entered into interest rate protection agreements, which were assigned to the credit provider as additional security. The Financing Partnership pays interest based on a fixed interest rate and the counterparty of the agreement pays interest to

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


the Company at a floating rate that is calculated based on the Public Securities Association Index for municipal bonds ("PSA Municipal Index"). As of December 31, 1999, the aggregate notional amounts of these agreements were approximately $133.4 million, $27.7 million, $9.1 million. As of December 31, 1998, the aggregate notional amounts of these agreements were approximately $135.1 million, $28.0 million and $9.2 million. The fixed interest rates for these agreements were 4.81%, 4.528% and 4.90%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004.

         The Company simultaneously entered into substantially identical reverse interest rate protection agreements. Under these agreements the Company pays interest monthly at a floating rate based on the PSA Municipal Index and the counterparty pays interest to the Company based on a fixed interest rate. As of December 31, 1999, the aggregate notional amounts of these agreements were approximately $133.4 million, $27.7 million, $9.1 million. As of December 31, 1998, the aggregate notional amounts of these agreements were approximately $135.1 million, $28.0 million and $9.2 million. The fixed interest rates received by the Company in exchange for paying interest based on the PSA Municipal Index for these agreements were 4.74%, 4.458% and 4.83%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004. Collectively, these agreements effectively cost the Company 0.07% per annum on the current outstanding aggregate notional amount.

         The Company also has an interest rate swap agreement for a notional amount of $228 million, for which it will receive payments if the PSA index exceeds 8.00%, that terminates on December 1, 2000. Any payments by the counterparty under this agreement have been collaterally assigned to the provider of certain sureties related to the tax-exempt bonds secured by certain of its Properties. The Company has no payment obligations to the counterparty with respect to this agreement.

         In May 1998, the Company entered into an interest rate protection agreement to effectively fix the interest rate upon its refinancing of the Evans Withycombe Financing Limited Partnership indebtedness to within a range of 5.6% to 6.0%. The agreement was for a notional amount of $131 million with a settlement date of August 2001. There was no initial cost to the Company for entering into this agreement.

         In August 1998, the Company entered into an interest rate protection agreement to effectively fix the interest rate cost of the Company's planned financing in the fourth quarter of 1998. This agreement was canceled in November 1998 at a cost of approximately $3.7 million. This cost is being amortized over the life of the financing for the fifteen previously unencumbered Properties that occurred in November 1998.

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

         In October 1999, the Company settled on a $50 million treasury lock and received $1.38 million. This settlement is being amortized over the life of the financing for the eleven previously unencumbered Properties that occurred in July 1999.

         The Company believes that it has limited exposure to the extent of non-performance by the

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


counterparties of the agreements, mentioned in the previous paragraphs, since each counterparty is a major U.S. financial institution, and the Company does not anticipate their non-performance.

         The fair value of these instruments, discussed above, as of December 31, 1999 approximates their carrying or contract values.

12.      NOTES

        The following tables summarize the Company's unsecured note balances and certain interest rate and maturity date information as of and for the years ended December 31, 1999 and 1998, respectively:


                                                                                         Weighted
             December 31, 1999                Net Principal      Interest Rate           Average           Maturity
        (AMOUNTS ARE IN THOUSANDS)               Balance             Ranges            Interest Rate      Date Ranges
------------------------------------------------------------------------------------------------------------------

Fixed Rate Public Notes                          $ 2,062,759     6.150% - 9.375%        6.98%          2000 - 2026
Floating Rate Public Notes                            99,746           (1)              5.81%              2003
Fixed Rate Tax-Exempt Bonds                          127,780     4.750% - 5.200%        4.99%          2024 - 2029
                                            -------------------

Totals                                          $  2,290,285
                                            ===================

(1) As of December 31, 1999, floating rate public notes consisted of one note. The interest rate on this note was LIBOR (reset quarterly) plus a spread equal to 0.75% at December 31, 1999 (reset annually in August).




                                                                                      Weighted
             December 31, 1999                Net Principal      Interest Rate         Average          Maturity
        (AMOUNTS ARE IN THOUSANDS)               Balance             Ranges          Interest Rate     Date Ranges
------------------------------------------------------------------------------------------------------------------

Fixed Rate Public Notes                        $ 1,889,241       6.150% - 9.375%         7.36%       1999 - 2026
Floating Rate Public Notes                         124,675             (2)               6.14%       1999 - 2003
Fixed Rate Tax-Exempt Bonds                         35,600            4.750%            4.750%          2024
                                            -------------------

Totals                                         $ 2,049,516
                                            ===================

(2) As of December 31, 1998, floating rate public notes consisted of two separate notes. The interest rate on the first note was LIBOR (reset quarterly) plus a spread equal to 0.45% at December 31, 1998 (reset annually in August). The interest rate on the second note was LIBOR (reset quarterly) plus a spread equal to 0.32% at December 31, 1998.

         As of December 31, 1999, the Company had outstanding unsecured notes of approximately $2.3 billion net of a $4.6 million discount and including a $7.1 million premium.

         As of December 31, 1998, the Company had outstanding unsecured notes of approximately $2.0 billion net of a $5.3 million discount and including a $9.2 million premium.

         On February 3, 1998, the Operating Partnership filed a Form S-3 Registration Statement to register $1 billion of debt securities. The SEC declared this registration statement effective on February 27, 1998. As of December 31, 1999, $430 million remained outstanding under this registration statement.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


         During the year ended December 31, 1999, the Company:

            - issued $300 million of redeemable unsecured fixed rate notes (the
              "June 2004 Notes") in connection with the Debt Shelf
              Registration in a public debt offering (the "Ninth Public Debt Offering"). The June 2004 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. As of December 31, 1999, the unamortized discount balance was approximately $0.2 million. The June 2004 Notes are due June 23, 2004. The annual interest rate on the June 2004 Notes is 7.10%, which is payable semiannually in arrears on December 23 and June 23, commencing December 23, 1999. The Operating Partnership received net proceeds of approximately $298.0 million in connection with this issuance;
            - repaid its $125 million fixed rate notes that matured on May 15,
              1999 and its $25 million floating rate notes that matured on November 24, 1999;
            - refinanced the bond indebtedness collateralized by four existing properties. The bond indebtedness on all four properties totaling $75.8 million is now unsecured;
            - pursuant to the LFT Merger, assumed an unsecured term note in the approximate amount of $2.3 million and paid it off the same day;
              and
            - refinanced the bond indebtedness collateralized by two existing properties. The bond indebtedness on both properties totaling $16.4 million is now unsecured.

         Aggregate payments of principal on unsecured notes payable for each of the next five years and thereafter are as follows (amounts in thousands):



              -----------------------------------------------------
                            YEAR                       TOTAL

              -----------------------------------------------------
                            2000                        $ 200,000
                            2001                          150,000
                            2002                          265,000
                            2003                          190,000
                            2004                          415,000
                         Thereafter                     1,067,780
                  Net Unamortized Premiums                  7,056
                  Net Unamortized Discounts                (4,551)
              -----------------------------------------------------
                            Total                      $2,290,285
              =====================================================

         As of December 31, 1999 and 1998, the remaining unamortized balance of deferred settlement receipts from treasury locks and interest rate protection agreements was $9.5 million and $8.8 million, respectively.

         As of December 31, 1999 and 1998, the remaining unamortized balance of deferred settlement payments on treasury locks and interest rate protection agreements was $3.7 million and $5.4 million, respectively.

         In regard to the interest rate protection agreements mentioned, the Company believes that it has limited exposure to the extent of non-performance by the counterparties of each agreement since each counterparty is a major U.S. financial institution, and the Company does not anticipate their non-performance.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


13.      LINES OF CREDIT

         On August 12, 1999 the Company obtained a new three year $700 million unsecured revolving credit facility, with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers, maturing August 11, 2002. The new line of credit replaced the Company's $500 million unsecured revolving credit facility, as well as the $120 million unsecured revolving credit facility which the Company assumed in the MRY Merger. The prior existing revolving credit facilities were repaid in full and terminated upon the closing of the new facility. Advances under the credit facility bear interest at variable rates based upon LIBOR at various interest periods, plus a certain spread dependent upon the Company's credit rating. As of December 31, 1999 and 1998, $300 million and $290 million, respectively, was outstanding and $65.8 million and $12 million, respectively, was restricted on the lines of credit. During the years ended December 31, 1999 and 1998, the weighted average interest rate was 6.42% and 6.47%, respectively.

         Pursuant to the LFT Merger, the Company assumed a line of credit that had an outstanding balance of approximately $26.4 million. On October 1, 1999, the Company repaid the outstanding balance and terminated this facility.

14.      CALCULATION OF NET INCOME PER WEIGHTED AVERAGE COMMON SHARE

         The following tables set forth the computation of net income per share
- basic and net income per share - diluted.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


                                                                             YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------------
                                                                     1999              1998             1997
                                                                 ------------------------------------------------
                                                                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
NUMERATOR:

Income before gain on disposition of properties, net,
    extraordinary item, allocation of income to
    Minority Interests and preferred distributions                $   330,333     $     255,032     $   176,014

Allocation of income to Minority Interests                            (29,536)          (18,529)        (13,260)
Distributions to preferred shareholders                              (113,196)          (92,917)        (59,012)
                                                                 --------------   ---------------   -------------

Income before gain on disposition of properties, net
    and extraordinary item                                            187,601           143,586         103,742

Gain on disposition of properties, net                                 93,535            21,703          13,838
Loss on early extinguishment of debt                                     (451)               --             --
                                                                 --------------   ---------------   -------------

Numerator for net income per share - basic                            280,685           165,289         117,580

Effect of dilutive securities:
    Allocation of income to Minority Interests                         29,536            18,529          13,260
                                                                 --------------   ---------------   -------------

Numerator for net income per share - diluted                     $    310,221       $   183,818          $130,840
                                                                 ==============   ===============   =============

DENOMINATOR:

Denominator for net income per share - basic                          122,175           100,370          65,729

Effect of dilutive securities:
    Contingent incremental employee share options                         654               865           1,099
    OP Units                                                           12,826            11,343           7,453
                                                                 --------------   ---------------   -------------

Denominator for net income per share - diluted                        135,655           112,578          74,281
                                                                 ==============   ===============   =============

Net income per share - basic                                          $  2.30         $    1.65        $   1.79
                                                                 ==============   ===============   =============

Net income per share - diluted                                         $ 2.29          $   1.63        $   1.76
                                                                 ==============   ===============   =============

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)








                                                                            YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------
                                                                     1999            1998             1997
                                                                 -----------------------------------------------
                                                                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
NET INCOME PER SHARE - BASIC:

Income before gain on disposition of properties, net and
    extraordinary item per share - basic                         $        1.61   $        1.45    $        1.60
Gain on disposition of properties, net                                    0.69            0.20             0.19
Loss on early extinguishment of debt                                       -               -                -
                                                                 -------------   --------------   --------------

Net income per share - basic                                     $        2.30   $        1.65    $        1.79
                                                                 =============   ==============   ==============


NET INCOME PER SHARE - DILUTED:

Income before gain on disposition of properties, net and
    extraordinary item per share - diluted                       $        1.60   $        1.44    $        1.58
Gain on disposition of properties, net                                    0.69            0.19             0.18
Loss on early extinguishment of debt                                       -               -                -
                                                                 -------------   --------------   --------------

Net income per share - diluted                                   $        2.29   $        1.63    $        1.76
                                                                 =============   ==============   ==============


   FOR ADDITIONAL DISCLOSURES REGARDING THE EMPLOYEE SHARE OPTIONS, SEE NOTE 16.

   CONVERTIBLE PREFERRED SHARES AND JUNIOR CONVERTIBLE PREFERENCE UNITS THAT COULD BE CONVERTED INTO 12,023,051, 8,739,688 AND 2,763,898 WEIGHTED COMMON SHARES FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997, RESPECTIVELY, WERE OUTSTANDING BUT WERE NOT INCLUDED IN THE COMPUTATION OF DILUTED EARNINGS PER SHARE BECAUSE THE EFFECTS WOULD BE ANTI-DILUTIVE.

15.      SUMMARIZED PRO FORMA CONDENSED STATEMENT OF OPERATIONS

         The following Summarized Pro Forma Condensed Statement of Operations has been prepared as if the following had occurred on January 1, 1999 (as described in Note 4, Note 5, Note 6, Note 7, Note 11 and Note 12 of Notes to Consolidated Financial Statements):

            - the acquisition of the 402 LFT properties containing 36,609 units and other related assets for a total purchase price of approximately $738 million;
            - the acquisition of an additional 22 Properties, including the related assumption of $69.9 million of mortgage indebtedness, the issuance of Junior Convertible Preference Units with a value of $3.0 million and the issuance of OP Units with a value of $25.2 million;
            - the disposition of 36 properties;
            - the $300 million public debt offering in June 1999;
            - the repayment of the 1999 Notes totaling $125 million;
            - the repayment of the 1999-A Medium Term Notes totaling $25 million;
            - the repayment of LFT's unsecured term note and line of credit totaling $28.6 million;
            - the repayment of the outstanding mortgage balances on 31 properties totaling $60.8 million;
            - the mortgage financing of eleven previously unencumbered
              Properties for $126.5 million;
            - the mortgage refinancing of eight properties increasing mortgage indebtedness by $21.8 million (net);

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



            - the issuance of the 800,000 units of 8.00% Series A Cumulative
              Convertible Redeemable Preference Interests; and
            - the conversion of all of the Series I Preferred Shares to
              2,566,797 Common Shares during 1999.

         This would result in 126,417,761 Common Shares outstanding on January 1, 1999. In management's opinion, the Summarized Pro Forma Condensed Statement of Operations does not purport to present what actual results would have been had the above transactions occurred on January 1, 1999, or to project results for any future period. The amounts presented in the following statement are in thousands except for per share amounts:



                                                                                  SUMMARIZED PRO FORMA
                                                                                  CONDENSED STATEMENT
                                                                                     OF OPERATIONS
                                                                                   FOR THE YEAR ENDED
                                                                                   DECEMBER 31, 1999
        ------------------------------------------------------------------ -----------------------------------

        Total revenues                                                                 $ 1,883,294
                                                                                         ---------

        Total expenses                                                                   1,547,363
                                                                                         ---------

        Income before allocation to Minority Interests                                     335,931
                                                                                         ---------

        Net income                                                                         315,016
        Preferred distributions                                                            112,313
                                                                                         ---------
        Net income available for Common Shares                                         $   202,703
                                                                                         =========

        Net income per Common Share                                                    $      1.60
                                                                                         =========

16.      SHARE OPTION AND SHARE AWARD PLAN

         Pursuant to the Company's Fifth Amended and Restated 1993 Share Option and Share Award Plan (the "Fifth Amended Option and Award Plan"), officers, directors, key employees and consultants of the Company may be offered the opportunity to acquire Common Shares through the grant of share options ("Options") including non-qualified share options ("NQSOs"), incentive share options ("ISOs") and share appreciation rights ("SARs") or may be granted restricted or non-restricted shares. Additionally, under the Fifth Amended Option and Award Plan, officers and key employees of the Company may be awarded Common Shares, subject to conditions and restrictions as described in the Fifth Amended Option and Award Plan. Options and SARs are sometimes referred to herein as "Awards".

         As to the Options that have been granted through December 31, 1999, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted. As to the restricted shares that have been awarded through December 31, 1999, these shares fully vest three years from the award date. During the three year period of restriction, the employee receives quarterly dividend payments on their shares. If employment is terminated prior to the lapsing of the restriction, the shares are canceled.

         The Company has reserved 12,500,000 Common Shares for issuance under the Fifth Amended Option and Award Plan. The Options generally are granted at the fair market value of the Company's

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Common Shares at the date of grant, vest over a three year period, are exercisable upon vesting and expire ten years from the date of grant. The exercise price for all Options under the Fifth Amended Option and Award Plan shall not be less than the fair market value of the underlying Common Shares at the time the Option is granted. The Fifth Amended Option and Award Plan will terminate at such time as no further Common Shares are available for issuance upon the exercise of Options and all outstanding Options have expired or been exercised. The Board of Trustees may at any time amend or terminate the Fifth Amended Option and Award Plan, but termination will not affect Awards previously granted. Any Options, which had vested prior to such a termination, would remain exercisable by the holder thereof.

         Pursuant to the MRY Merger, the Company assumed MRY's Stock Option and Incentive Plan, which included existing options granted by MRY prior to the MRY Merger. As to the Options that have been granted through October 18, 1998, generally, one-fifth are exercisable one year after the initial grant, one-fifth are exercisable two years following the date such Options were granted, one-fifth are exercisable three years following the date such Options were granted, one-fifth are exercisable four years following the date such Options were granted and the remaining one-fifth are exercisable five years following the date such Options were granted.

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

         Pursuant to the LFT Merger, the Company assumed LFT's Incentive Equity Plan, which included existing options granted by LFT prior to the LFT Merger. As to the Options that were granted by LFT from January 1, 1999 through September 30, 1999, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted.

         The Company will not issue common shares under the LFT Incentive Equity Plan. The Options already granted under the plan were assumed with the original grant dates. The number of original LFT Options and the original LFT grant prices were converted to the Company's equivalent using a conversion ratio of
0.463. The Options granted through December 31, 1998 vested immediately upon closing of the LFT Merger and are exercisable and expire ten years from the date of grant. The LFT Incentive Equity Plan will terminate at such time all outstanding Options have expired or been exercised. Any Options, which had vested prior to such assumption, would remain exercisable by the holder thereof.

         The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB No. 25"), in the computation of compensation expense. Under APB No. 25's intrinsic value method, compensation expense is determined by computing the excess of the market price of the shares over the exercise price on the measurement date. For the Company's share options, the intrinsic value on the measurement date (or grant date) is zero, and no compensation expense is recognized. FASB Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement No. 123"), requires the Company to disclose pro forma net income and income per share as if a fair value based accounting method had been used in the computation of compensation expense. The fair value of the options computed under Statement No. 123 would be recognized over the vesting period of the options. The fair value for the Company's options was estimated at the time the

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


options were granted using the Black Scholes option pricing model with the following weighted-average assumptions for 1997, 1998 and 1999, respectively: risk-free interest rates of 6.33%, 5.37% and 5.84%; dividend yields of 5.32%, 5.98% and 6.89%; volatility factors of the expected market price of the Company's Common Shares of 0.218, 0.212 and 0.209; and a weighted-average expected life of the option of seven years.

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

         For purposes of pro forma disclosures, the estimated fair value of the Options is amortized to expense over the Options' vesting period. The following is the pro forma information for the three years ended December 31, 1999, 1998 and 1997 (unaudited):

   --------------------------------------------------------------- ----------------- -------------- --------------
                                                                         1999            1998           1997
   --------------------------------------------------------------- ----------------- -------------- --------------
   Pro forma net income available to
                              Common Shares                           $ 270,947        $ 155,318      $ 112,156
   Pro forma income per weighted Average
                              Common Share Outstanding                $    2.22        $    1.55      $    1.71
   --------------------------------------------------------------- ----------------- -------------- --------------

         The table below summarizes the Option activity of the Fifth Amended Option and Award Plan, the MRY Stock Option and Incentive Plan and the LFT Stock Option Plan for the three years ended December 31, 1999, 1998 and 1997:

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


                                                     COMMON            WEIGHTED AVERAGE EXERCISE
                                           SHARES SUBJECT TO OPTIONS             PRICE
                                                   OR AWARDS                PER COMMON SHARE

------------------------------------------ --------------------------- ---------------------------
      Balance at December 31, 1996                 2,330,263                     $28.75
             Options granted                       2,035,211                     $44.03
            Options exercised                       (180,138)                    $27.78
            Options cancelled                        (95,013)                    $36.88
------------------------------------------ --------------------------- ---------------------------
      Balance at December 31, 1997                 4,090,323                     $36.21
             Options granted                       1,964,550                     $50.31
      MRY Options granted (assumed)                  925,830                     $38.53
            Options exercised                       (194,021)                    $29.20
          MRY Options exercised                     (237,153)                    $37.22
            Options cancelled                       (327,069)                    $47.21
------------------------------------------ --------------------------- ---------------------------
      Balance at December 31, 1998                 6,222,460                     $40.61
             Options granted                       1,485,903                     $40.68
      LFT Options granted (assumed)                   82,466                     $31.43
            Options exercised                       (575,865)                    $28.87
          MRY Options exercised                     (435,429)                    $38.21
          LFT Options exercised                       (1,898)                    $36.90
            Options cancelled                       (268,762)                    $45.93
          MRY Options cancelled                     (140,010)                    $41.78
          LFT Options cancelled                       (2,819)                    $23.31
------------------------------------------ --------------------------- ---------------------------
      Balance at December 31, 1999                 6,366,046                     $41.48

         As of December 31, 1999, 1998 and 1997, 3,266,759 shares, 2,841,111 shares and 1,330,150 shares were exercisable, respectively. Exercise prices for Options outstanding as of December 31, 1999 ranged from $26 to $54.8125 for the Fifth Amended Option and Award Plan, $15.28 to $41.85 for the MRY Stock Option and Incentive Plan and $2.83 to $48.60 for the LFT Stock Option Plan. Expiration dates ranged from August 11, 2003 to November 8, 2009. The remaining weighted-average contractual life of those Options was 7.3 years. The weighted-average grant date fair value of Options granted during 1999, 1998 and 1997 was $4.43, $6.28 and $7.37, respectively.

17.      EMPLOYEE SHARE PURCHASE PLAN

         Under the Company's Employee Share Purchase Plan certain eligible officers, trustees and employees of the Company may annually acquire up to $100,000 of Common Shares of the Company. The aggregate number of Common Shares available under the Employee Share Purchase Plan shall not exceed 1,000,000, subject to adjustment by the Board of Trustees. The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter. During 1997, the Company issued 84,183 Common Shares at net prices that ranged from $35.63 per share to $42.08 per share and raised approximately $3.2 million in connection therewith. During 1998, the Company issued 93,521 Common Shares at net prices that ranged from $35.70 per share to $42.71 per share and raised approximately $3.7 million in connection therewith. During 1999, the Company issued 147,885 Common Shares at net prices that ranged from $34.37 per share to $36.71 per share and raised approximately $5.2 million in connection therewith.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


18.      DISTRIBUTION REINVESTMENT AND SHARE PURCHASE PLAN

         On November 3, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register 7,000,000 Common Shares pursuant to a Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan"). The registration statement was declared effective on November 25, 1997.

         The DRIP Plan of the Company provides holders of record and beneficial owners of Common Shares, Preferred Shares, and limited partnership interests in the Operating Partnership with a simple and convenient method of investing cash distributions in additional Common Shares (which is referred to herein as the "Dividend Reinvestment - DRIP Plan"). Common Shares may also be purchased on a monthly basis with optional cash payments made by participants in the DRIP Plan and interested new investors, not currently shareholders of the Company, at the market price of the Common Shares less a discount ranging between 0% and 5%, as determined in accordance with the DRIP Plan (which is referred to herein as the "Share Purchase - DRIP Plan").

19.        EMPLOYEE TRANSACTIONS

         Douglas Crocker II, President and Chief Executive Officer of the Company, and three other officers had purchased an aggregate of 190,000 Common Shares at prices which range from $26 to $31.625 per Common Share. These purchases were financed by loans made by the Company in the aggregate amount of approximately $5.3 million. The employee notes accrue interest, payable in arrears, at rates that range from 6.15% per annum to 7.93% per annum. Scheduled maturities are at various dates through March 2005. The outstanding balance on these loans in the aggregate was $4.7 million and $4.9 million for the years ended December 31, 1999 and 1998, respectively. The employee notes are recourse to Mr. Crocker and the three other officers and are collateralized by pledges of the 190,000 Common Shares purchased.

         In addition, as of December 31, 1999, the outstanding principal balance on additional notes issued to Mr. Crocker and three other officers was approximately $1.2 million. These notes accrue interest, payable in arrears, at one month LIBOR plus 2% per annum. Scheduled maturities are at various dates through March 2003. Subsequent to December 31, 1999, Mr. Crocker paid a principal installment on one of his notes in the amount of $80,570 and repaid another note in full in the amount of $100,000. The notes are recourse to Mr. Crocker and the three other officers and are collateralized by pledges of options and share awards.

         Mr. Crocker and Gerald A. Spector, Executive Vice President and Chief Operating Officer of the Company, have entered into Deferred Compensation Agreements with the Company which provide both with a salary benefit after their respective termination of employment with the Company, under certain circumstances. In addition, Mr. Crocker also has entered into a Share Distributions Agreement with the Company whereby he was issued options to purchase 100,000 Common Shares under the terms of the Fifth Amended Option and Award Plan. Upon exercise of these options, Mr. Crocker will be entitled to receive dividends on these shares as if they had been outstanding from the grant date through the exercise date. The Company has recognized $1.1 million, $0.8 million and $0.7 million of compensation expense for the years ended December 31, 1999, 1998 and 1997, respectively, related to these agreements.

         The Company has established a defined contribution plan (the "401(k) Plan") that provides retirement benefits for employees that meet minimum employment criteria. The Company contributes 100% of the first 4% of eligible compensation that a participant contributes to the 401(k) Plan. Participants are vested in the Company's contributions over five years. The Company made contributions in the amount of $1.4 million and $1.4 million for the years ended December 31, 1997 and 1998, respectively, and expects

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

to make contributions in the amount of approximately $3.1 million for the year ended December 31, 1999.

20.      TRANSACTIONS WITH RELATED PARTIES

         In connection with the Wellsford Merger, Jeffrey H. Lynford and Edward Lowenthal (trustees of the Company) each executed a consulting agreement with the Company. Each consulting agreement has a term of five years from May 30, 1997, the closing date of the Wellsford Merger. Pursuant to the consulting agreements, each of Messrs. Lynford and Lowenthal will serve as a senior management consultant to the Company and will receive compensation at the rate of $200,000 per year plus reimbursement for reasonable out-of-pocket expenses.

         In connection with the EWR Merger, in December 1997, Stephen O. Evans (a trustee of the Company) executed a consulting agreement with an affiliate of the Company. The consulting agreement had a term of two years and expired on December 31, 1999. Pursuant to the consulting agreement, Mr. Evans served as a senior management consultant to the Company and received compensation at the rate of $225,000 per year. Mr. Evans also received an option to purchase 115,500 Common Shares that will vest in three equal annual installments and will have an exercise price equal to $50.125 per Common Share. Mr. Evans was also eligible to participate in all of the Company's employee benefit plans in which persons in comparable positions participate, treating Mr. Evans as an employee.

         In connection with the affiliated lease agreements for various offices as defined in Note 21, the Company paid Equity Office Holdings, L.L.C. ("EOH") $126,272, $114,539 and $145,511 in connection with the Chicago Office, $261,040, $194,506 and $177,793 in connection with the Tampa Office, $131,079, $83,485 and $55,149 in connection with the Southern California area office and $770,317, $772,320 and $632,693 in connection with the space occupied by the corporate headquarters for the years ended December 31, 1999, 1998 and 1997, respectively. Also, the Company paid EOH $166,328 and $55,117 in connection with the Atlanta Office for the year ended December 31, 1999 and 1998, respectively. Amounts due to EOH were $311,345, $136,000 and $59,675 as of December 31, 1999, 1998 and
1997, respectively.

         Equity Group Investments, Inc. and certain of its subsidiaries, including, Equity Properties & Development, L.P. and Equity Properties Management Corp. (collectively, "EGI"), have provided certain services to the Company which include, but are not limited to, investor relations, corporate secretarial, real estate tax evaluation services and market consulting and research services. Fees paid to EGI for these services amounted to approximately $708,582, $1.1 million and $1.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. Amounts due to EGI were $175,662, $57,408 and $74,578 as of December 31, 1999, 1998 and 1997, respectively.

         Artery Property Management, Inc., a real estate property management company ("APMI") in which Mr. Goldberg, a trustee of the Company, is a two-thirds owner and chairman of the board of directors, provided the Company consulting services with regard to property acquisitions and additional business opportunities. In connection with the acquisition of certain Properties from Mr. Goldberg and his affiliates during 1995, the Company made a loan to Mr. Goldberg and APMI of $15,212,000 evidenced by two notes and secured by 465,545 OP Units. At December 31, 1999, approximately $6.2 million was outstanding and 64,948 OP Units and 123,792 Common Shares secured this loan. In connection with the acquisition of certain Properties from Mr. Goldberg and his affiliates during 1998, the Company made a $12,000,000 revolving loan to Mr. Goldberg and his wife in September 1998. On October 1, 1999, this note was fully repaid.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         During 1999, the Company acquired eight Properties and the related management agreements from affiliates of Mr. Goldberg for an aggregate purchase price of approximately $110.2 million, including the assumption of approximately $44.3 million of mortgage indebtedness. The purchase price also included the issuance of 28,795 Series A Junior Convertible Preference Units in the Operating Partnership which have a liquidation value of $100 per unit and are exchangeable for OP Units under certain circumstances. On June 29, 1999, Mr. Goldberg received 8,462 of these units with a liquidation value of approximately $0.8 million.

         Certain related entities provided services to the Company. These included, but were not limited to, Rosenberg & Liebentritt, P.C., which provided legal services, and Arthur A. Greenberg, which provided tax advisory services. Fees paid to these related entities in the aggregate amounted to $1.3 million for the year ended December 31, 1997. In addition, The Riverside Agency, Inc., which provided insurance brokerage services, was paid fees and reimbursed premiums and loss claims in the amount of $0.3 million for the year ended December 31, 1997.

         Piper, Marbury, Rudnick & Wolfe, a law firm in which Mr. Errol Halperin, a trustee of the Company, is a partner, provided legal services to the Company. Fees paid to this firm amounted to approximately $1.6 million, $2.2 million and $2.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

         Seyfarth, Shaw, Fairweather & Geraldson, a law firm in which Ms. Sheli Rosenberg's (a trustee of the Company) husband is a partner, provided legal services to the Company. Fees paid to this firm amounted to $34,357 and $29,146, for the years ended December 31, 1999 and 1998, respectively.

         In addition, the Company has provided acquisitions, asset and property management services to certain related entities for properties not owned by the Company. Fees received for providing such services were approximately $2.4 million, $3.5 million and $4.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

         In regard to the joint venture agreements with two multifamily residential real estate developers during the year ended December 31, 1999, the Company funded a total of $88.6 million and during 2000 the Company expects to fund approximately $32.7 million in connection with these agreements. In connection with the first agreement, the Company has an obligation to fund up to an additional $20 million to guarantee third party construction financing.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         In regard to certain other properties that were under development and/or expansion during the year ended December 31, 1999, the Company funded $47.5 million. During 2000, the Company expects to fund $44.9 million related to the continued development and/or expansion of as many as three Properties.

         In regard to certain properties that were under earnout/development agreements, during the year ended December 31, 1999, the Company funded the following:

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

         During 2000, the Company expects to fund $33.4 million related to the continued earnout/development of one Property.

         In connection with the Wellsford Merger, the Company has provided a $14.8 million credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Company has agreed to purchase up to 1,000,000 shares of WRP Newco Series A Preferred at $25.00 per share on a standby basis over a three-year period ending on May 30, 2000. These preferred shares would be convertible to WRP Newco common shares under certain circumstances. As of December 31, 1999, no shares of WRP Newco Series A Preferred had been acquired by the Company.

         In connection with the MRY Merger, the Company extended a $25 million, one year, non-revolving loan to MRYP Spinco pursuant to a Senior Debt Agreement. On June 24, 1999, MRYP Spinco repaid the entire outstanding Senior Note balance of $18.3 million and there is no further obligation by either party in connection with this agreement.

         Also, in connection with the MRY Merger, the Company entered into six joint venture agreements with MRYP Spinco, the entity spun-off in the MRY Merger. The Company contributed six properties with an initial value of $52.7 million in return for an ownership interest in each joint venture. On August 23, 1999, the Company sold its entire interest in these six properties to MRYP Spinco and there is no further obligation by either party in connection with these agreements.

         The Company has lease agreements with an affiliated party covering office space occupied by the management offices located in Tampa, Florida (the "Tampa Office"), Atlanta, Georgia (the "Atlanta Office"); and Chicago, Illinois (the "Chicago Office"). The Company also has a lease agreement with an affiliated party covering office space occupied by an area office located in Southern California. The Tampa Office agreement expires on October 31, 2001, the Atlanta Office agreement expires on June 20, 2001, the Chicago Office agreement expires on July 11, 2000 and the Southern California agreement expires on July 31, 2000.

         The Company also has seven additional lease agreements with unaffiliated parties covering space occupied by the management offices located in Dallas, Texas (the "Dallas Office"); Bethesda, Maryland (the "Bethesda Office"); Denver, Colorado (the "Denver Office"); Seattle, Washington (the "Seattle Office"); Scottsdale, Arizona (the "Scottsdale Office"), Charlotte, North Carolina (the "Charlotte Office") and Reynoldsburg, Ohio (the "Lexford Office"). The lease agreement for the Dallas Office expires on

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

September 30, 2005, the lease agreement for the Bethesda Office expires on February 1, 2004, the lease agreement for the Denver Office expires on December 31, 2002, the lease agreement for the Seattle Office expires on June 30, 2003, the lease agreement for the Scottsdale Office expires on July 31, 2004, the lease agreement for the Charlotte Office expires on May 31, 2004 and the lease agreement for the Lexford Office expires on December 31, 2004.

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

         During the years ended December 31, 1999, 1998 and 1997, total lease payments incurred, including a portion of real estate taxes, insurance, repairs and utilities, aggregated $3,271,513, $2,528,150 and $1,491,766, respectively.

         The minimum basic aggregate rental commitment under the above described leases in years succeeding December 31, 1999 is as follows:


                                       --------------- ----------------
                                            Year           Amount
                                       --------------- ----------------

                                            2000            $3,197,959
                                            2001             2,754,510
                                            2002             2,220,692
                                            2003             2,005,051
                                            2004             1,619,293
                                         Thereafter            481,179

                                       --------------- ----------------
                                           Total            $12,278,684
                                       --------------- ----------------

22.      REPORTABLE SEGMENTS

         The following tables set forth the reconciliation of net income and total assets for the Company's reportable segments for the years ended December 31, 1999, 1998 and 1997 (see also Note 3 for further discussion).

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



                                                                          RENTAL REAL       CORPORATE/
                        1999 (AMOUNTS IN THOUSANDS)                       ESTATE (1)        OTHER (2)      CONSOLIDATED
        -----------------------------------------------------------------------------------------------------------------
        Rental income                                                    $  1,711,738          $      -       $ 1,711,738
        Property and maintenance expense                                     (414,026)                -          (414,026)
        Real estate tax and insurance expense                                (171,289)                -          (171,289)
        Property management expense                                           (61,626)                -           (61,626)
                                                                    -----------------------------------------------------
        Net operating income                                                1,064,797                 -         1,064,797
        Fee and asset management income                                             -             4,970             4,970
        Interest income - investment in mortgage notes                              -            12,559            12,559
        Interest and other income                                                   -            23,851            23,851
        Fee and asset management expense                                            -            (3,587)           (3,587)
        Depreciation expense on non-real estate assets                              -            (7,231)           (7,231)
        Interest expense:
            Expense incurred                                                        -          (337,189)         (337,189)
            Amortization of deferred financing costs                                -            (4,084)           (4,084)
        General and administrative expense                                          -           (22,296)          (22,296)
        Preferred distributions                                                     -          (113,196)         (113,196)
        Adjustment for depreciation expense related to
            equity in unconsolidated joint ventures                                 -             1,009             1,009
                                                                    ------------------------------------------------------

        Funds from operations available to Common Shares and
            OP Units (unaudited)                                             1,064,797         (445,194)          619,603

        Depreciation expense on real estate assets                            (401,457)               -          (401,457)
        Gain on disposition of properties, net                                  93,535                -            93,535
        Loss on early extinguishment of debt                                        -              (451)             (451)
        Income allocated to Minority Interests                                      -           (29,536)          (29,536)
        Adjustment for depreciation expense related to
           equity in unconsolidated joint ventures                                  -            (1,009)           (1,009)
                                                                    -----------------------------------------------------

        Net income available to Common Shares                              $  756,875        $ (476,190)      $   280,685
                                                                    =====================================================

        Investment in real estate, net of accumulated depreciation        $11,151,167        $   17,309       $11,168,476
                                                                    =====================================================

        Total assets                                                      $11,164,035        $  551,654       $11,715,689
                                                                    =====================================================

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



                                                                 RENTAL REAL       CORPORATE/
                 1998 (AMOUNTS IN THOUSANDS)                     ESTATE (1)        OTHER (2)          CONSOLIDATED
  ----------------------------------------------------------------------------------------------------------------
  Rental income                                                   $ 1,293,560      $         -       $ 1,293,560
  Property and maintenance expense                                   (326,733)               -          (326,733)
  Real estate tax and insurance expense                              (126,009)               -          (126,009)
  Property management expense                                         (53,101)               -           (53,101)
                                                             -----------------------------------------------------
  Net operating income                                                787,717                -           787,717
  Fee and asset management income                                           -            5,622             5,622
  Interest income - investment in mortgage notes                            -           18,564            18,564
  Interest and other income                                                 -           19,250            19,250
  Fee and asset management expense                                          -           (4,279)           (4,279)
  Depreciation expense on non-real estate assets                            -           (5,361)           (5,361)
  Interest expense:
      Expense incurred                                                      -         (246,585)         (246,585)
      Amortization of deferred financing costs                              -           (2,757)           (2,757)
  General and administrative expense                                        -          (20,631)          (20,631)
  Preferred distributions                                                   -          (92,917)          (92,917)
  Adjustment for amortization of deferred financing costs
      related to predecessor business                                       -               35                35
  Adjustment for depreciation expense related to equity in
      unconsolidated joint ventures                                         -              183               183
                                                             -----------------------------------------------------

  Funds from operations available to Common Shares and
      OP Units (unaudited)                                            787,717         (328,876)          458,841

  Depreciation expense on real estate assets                         (296,508)               -          (296,508)
  Gain on disposition of properties, net                               21,703                -            21,703
  Income allocated to Minority Interests                                    -          (18,529)          (18,529)
  Adjustment for amortization of deferred financing costs
      related to predecessor business                                       -              (35)              (35)
  Adjustment for depreciation expense related to equity in
      unconsolidated joint ventures                                         -             (183)             (183)
                                                             -----------------------------------------------------

  Net income available to Common Shares                           $   512,912      $  (347,623)     $    165,289

                                                             =====================================================

  Investment in real estate, net of accumulated depreciation      $10,208,113      $    15,459      $ 10,223,572
                                                             =====================================================

  Total assets                                                    $10,237,999      $   462,261      $ 10,700,260
                                                             =====================================================

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


                                                                  RENTAL REAL       CORPORATE/
                 1997 (AMOUNTS IN THOUSANDS)                       ESTATE (1)        OTHER (2)         CONSOLIDATED
  ----------------------------------------------------------------------------------------------------------------
  Rental income                                                     $  707,733          $     -        $  707,733
  Property and maintenance expense                                    (176,075)               -          (176,075)
  Real estate tax and insurance expense                                (69,520)               -           (69,520)
  Property management expense                                          (26,793)               -           (26,793)
                                                             -----------------------------------------------------
  Net operating income                                                 435,345                -           435,345
  Fee and asset management income                                            -            5,697             5,697
  Interest income - investment in mortgage notes                             -           20,366            20,366
  Interest and other income                                                  -           13,282            13,282
  Fee and asset management expense                                           -           (3,364)           (3,364)
  Depreciation expense on non-real estate assets                             -           (3,118)           (3,118)
  Interest expense:
      Expense incurred                                                       -         (121,324)         (121,324)
      Amortization of deferred financing costs                               -           (2,523)           (2,523)
  General and administrative expense                                         -          (14,821)          (14,821)
  Preferred distributions                                                    -          (59,012)          (59,012)
  Adjustment for amortization of deferred financing costs                    -              235               235
      related to predecessor business
                                                             -----------------------------------------------------

  Funds from operations available to Common Shares and
      OP Units (unaudited)                                             435,345        ( 164,582)          270,763

  Depreciation expense on real estate assets                          (153,526)               -          (153,526)
  Gain on disposition of properties, net                                13,838                -            13,838
  Income allocated to Minority Interests                                     -          (13,260)               -
  Adjustment for amortization of deferred financing costs
      related to predecessor business                                        -             (235)             (235)
                                                             -----------------------------------------------------

  Net income available to Common Shares                          $     295,657      $  (178,077)       $ 117,580
                                                             =====================================================


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

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

23.     SUBSEQUENT EVENTS

         On January 14, 2000, the Company announced it has entered into an agreement to acquire, in an all cash and debt transaction, Globe Business Resources, Inc. ("Globe"), one of the nation's largest providers of temporary corporate housing and furniture rental. Shareholders of Globe will receive $13.00 per share upon closing and up to an additional $0.50 per share post closing, upon final determination of costs, if any, relating to any potential breaches of certain representations and covenants. At full funding of $13.50 per share, the Company would pay approximately $64.8 million in cash (based on the 4.8 million Globe shares currently outstanding). In addition, the Company will assume approximately $69.4 million in debt. The acquisition, which is expected to close during the second quarter of 2000, does not require approval of the Company's shareholders but does require Globe shareholder approval.

         On January 19, 2000, the Company acquired Windmont Apartments, a 178-unit multifamily property located in Atlanta, GA, from an unaffiliated third party for a purchase price of approximately $10.3 million.

         On January 24, 2000, the Company funded $2.3 million for an initial earnout payment to the developer of Rosecliff Apartments.

         On January 25, 2000, the Company settled on a $100 million forward starting swap and received $7.1 million in connection therewith. The amount received is expected to be amortized over the life of a future financing transaction that the Company expects to close in March 2000.

         From January 1, 2000 through March 3, 2000, the Company repaid the outstanding mortgage balances on three properties in the aggregate amount of $12.8 million.

         On February 4, 2000, the Company disposed of Lakeridge at the Moors Apartments, a 175-unit multifamily property located in Miami, FL, to an unaffiliated party for a total sales price of $10 million.

         On February 9, 2000, the Company disposed of Sonnet Cove I&II Apartments, a 331-unit multifamily property located in Lexington, KY, to an unaffiliated party for a total sales price of $12.3 million.

         On February 25, 2000, the Company disposed of Yuma Court Apartments, a 40-unit multifamily property located in Colorado Springs, CO, to an unaffiliated party for a total sales price of $2.4 million.

         On February 25, 2000, the Company disposed of Oaks of Lakebridge Apartments, a 170-unit multifamily property located in Ormond Beach, FL, to an unaffiliated party for a total sales price of $7.8 million.

         On February 25, 2000, the Company disposed of Indigo Plantation Apartments, a 304-unit multifamily property located in Daytona Beach, FL, to an unaffiliated party for a total sales price of $14.2 million.

         On March 3, 2000, Lexford Properties, L.P., a wholly-owned subsidiary of the Operating Partnership, issued 1.1 million units of 8.50% Series B Cumulative Convertible Redeemable Preference Units with an equity value of $55.0 million. Lexford Properties, L.P. received $53.6 million in net proceeds from this transaction. The liquidation value of these units is $50 per unit. The 1.1 million units are exchangeable into 1.1 million shares of 8.50% Series M-1 Cumulative Redeemable Preferred Shares of

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Beneficial Interest of the Company. The Series M-1 Preferred Shares are not convertible to EQR Common Shares. Dividends for the Series B Preference Units or the Series M-1 Preferred Shares are payable quarterly at the rate of $4.25 per unit/share per year.

24.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. The 1999 and 1998 net income per weighted average Common Share amounts have been presented and, where appropriate, restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of net income per share and the impact of Statement No. 128, see Note 14 of Notes to Consolidated Financial Statements. Amounts are in thousands, except for per share amounts.


                                                           FIRST         SECOND         THIRD         FOURTH
                                                          QUARTER        QUARTER       QUARTER        QUARTER
                        1999                               3/31           6/30           9/30          12/31
----------------------------------------------------------------------------------------------------------------

Total revenues                                             $416,137      $422,222       $435,188      $479,571
                                                           =========     =========      =========     ========

Income before allocation to Minority Interests             $100,680      $104,050       $102,931      $115,756
                                                            ========     =========      =========     ========

Net income                                                  $93,554       $96,662        $95,891      $107,774
                                                            ========      ========       ========     ========

Net income available to Common Shares                       $64,177       $68,928        $67,884       $79,696
                                                             =======      =======        =======       =======

Weighted average Common Shares outstanding                  118,956       120,558        122,312       126,788
                                                            =======       =======        =======       =======

Net income per share - basic                                  $0.54         $0.57          $0.56         $0.63
                                                              =====         =====          =====         =====

Net income per share - diluted                                $0.54         $0.57          $0.55         $0.63
                                                              =====         =====          =====         =====


                                                            FIRST         SECOND         THIRD        FOURTH
                                                           QUARTER        QUARTER       QUARTER       QUARTER

                         1998                               3/31           6/30           9/30         12/31
----------------------------------------------------------------------------------------------------------------

Total revenues                                              $286,291      $306,959      $339,249      $404,497
                                                            =========     =========     =========     ========

Income before allocation to Minority Interests               $61,275       $72,357       $61,102       $82,001
                                                              =======      ========      ========      =======

Net income                                                   $57,587       $67,735       $56,572       $76,312
                                                             ========      ========      ========      =======

Net income available to Common Shares                        $35,895       $46,043       $34,881       $48,470
                                                             =======       =======       =======       =======

Weighted average Common Shares outstanding                    93,361        97,405        97,089       113,440
                                                              ======        ======        ======       =======

Net income per share - basic                                   $0.38         $0.47         $0.36         $0.43
                                                               =====         =====         =====         =====

Net income per share - diluted                                 $0.38         $0.47         $0.36         $0.42
                                                               =====         =====         =====         =====

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999



                                                                                        INITIAL COST TO
                          DESCRIPTION                                                       COMPANY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              BUILDING &
APARTMENT NAME                         LOCATION                      ENCUMBRANCES              LAND             FIXTURES
------------------------------------------------------------------------------------------------------------------------------------
2300 Elliott                           Seattle, WA                              $ -            $ 796,700           $ 7,173,725
2900 on First Combined                 Seattle, WA                                -            1,176,400            10,600,360
3000 Grand                             Des Moines, IA                             -              858,305             7,736,013
740 River Drive                        St. Paul, MN                       6,648,364            1,620,000            11,232,943
7979 Westheimer                        Houston, TX                                -            1,388,400            12,497,975
Acacia Creek                           Scottsdale, AZ                    20,790,723            6,121,856            35,380,172
Acadia Court                           Bloomington, IN                    2,092,837              257,484             2,317,353
Acadia Court II                        Bloomington, IN                    1,806,908              253,636             2,282,721
Adams Farm                             Greensboro, NC                             -            2,350,000            30,073,197
Alderwood Park                         Lynnwood, WA                       4,030,879            3,760,000             8,110,530
Altamonte                              San Antonio, TX                           (S)           1,663,100            14,986,474
Amberidge                              Detroit, MI                          919,875              130,844             1,177,598
Amberton                               Manassas, VA                      10,597,067              888,800             8,474,461
Amberwood (OH)                         Canton, OH                           887,691              126,227             1,136,042
Amberwood I (FL)                       Jacksonville, FL                     397,879              101,744               915,696
Amesbury I                             Columbus, OH                       1,228,447              143,039             1,287,355
Amesbury II                            Columbus, OH                       1,275,358              180,588             1,625,293
Amhurst (Tol)                          Toledo, OH                           804,321              161,854             1,456,683
Amhurst I (OH)                         Dayton, OH                           902,927              152,574             1,373,165
Amhurst II (OH)                        Dayton, OH                           934,952              159,416             1,434,748
Andover Court                          Columbus, OH                         719,453              123,875             1,114,873
Annhurst (IN)                          Indianpolis, IN                    1,275,000              189,235             1,703,117
Annhurst (PA)                          Pittsburgh, PA                     1,951,830              307,952             2,771,572
Annhurst II (OH)                       Columbus, OH                       1,064,340              116,739             1,050,648
Annhurst III (OH)                      Columbus, OH                         866,157              134,788             1,213,092
Ansley Oaks                            St. Louis, IL                              -              134,522             1,210,697
Apple Ridge I                          Columbus, OH                       1,036,653              139,300             1,253,697
Apple Ridge III                        Columbus, OH                         577,684               72,585               653,268
Apple Run (MI)                         Jackson, MI                          497,314               87,459               787,133
Apple Run II (Col)                     Columbus, OH                               -               93,810               844,292
Applegate  (Chi)                       Columbus, OH                         529,497                7,738                69,640
Applegate (Col)                        Bloomington, IN                      940,163              171,829             1,546,462
Applegate (Lor)                        Youngstown, OH                       512,809               66,488               598,393
Applegate I (IN)                       Muncie, IN                           924,977              138,506             1,246,551
Applegate II (IN)                      Muncie, IN                         1,236,009              180,017             1,620,150
Applerun (War)                         Youngstown, OH                       670,142              113,303             1,019,729
Applewood I & II                       Daytona Beach, FL                  2,193,626              235,230             2,117,074
Aragon Woods                           Indianpolis, IN                    1,104,739              157,791             1,420,119
Arbor Glen                             Pittsfield Twp, MI                         -            1,092,300             9,887,635
Arboretum (AZ)                         Tucson, AZ                                (P)           3,453,446            19,020,019
Arboretum (GA)                         Atlanta, GA                                -            4,679,400            15,937,649
Arboretum (MA)                         Canton, MA                                (S)           4,680,000            10,995,641
Arbors at Century Center               Memphis, TN                                -            2,520,000            15,236,996
Arbors of Brentwood                    Nashville, TN                             (D)             404,570            13,536,367
Arbors of Hickory Hollow               Nashville, TN                             (D)             202,285             6,937,209
Arbors of Las Colinas                  Irving, TX                                 -            1,662,300            15,385,713
Ashford Hill                           Columbus, OH                       1,400,000              184,985             1,664,868
Ashgrove (IN)                          Indianpolis, IN                      866,676              172,924             1,556,316
Ashgrove (KY)                          Louisville, KY                     1,050,088              171,816             1,546,342
Ashgrove (Mar)                         Battle Creek, MI                     839,002              119,823             1,078,405
Ashgrove (OH)                          Cincinnati, OH                     1,261,088              157,535             1,417,811
Ashgrove I (MI)                        Detroit, MI                        3,284,510              403,580             3,632,218
Ashgrove II (MI)                       Detroit, MI                        2,301,646              311,912             2,807,210
Ashton, The                            Corona Hills, CA                           -            2,594,264            33,042,398
Aspen Crossing                         Silver Spring, MD                          -            2,880,000             8,561,456
Audubon Village                        Tampa, FL                                  -            3,576,000            26,121,909




                                 COST CAPITALIZED
                                     SUBSEQUENT TO                                   GROSS AMOUNT CARRIED
                                       ACQUISITION                                        AT CLOSE OF
                                 (IMPROVEMENTS, NET) (I)                                PERIOD 12/31/99
------------------------------------------------------------------------------------------------------------------------------------
                                               BUILDING &                                  BUILDING &
APARTMENT NAME                    LAND           FIXTURES                 LAND             FIXTURES (A)               TOTAL (B)
------------------------------------------------------------------------------------------------------------------------------------
2300 Elliott                         $ 100         $ 2,935,619             $ 796,800           $ 10,109,344            $ 10,906,144
2900 on First Combined               1,300           1,221,640             1,177,700             11,822,000              12,999,700
3000 Grand                               -           1,479,910               858,305              9,215,923              10,074,228
740 River Drive                      6,700             667,316             1,626,700             11,900,258              13,526,958
7979 Westheimer                      1,700           1,403,830             1,390,100             13,901,805              15,291,905
Acacia Creek                             -             826,219             6,121,856             36,206,391              42,328,247
Acadia Court                             -               4,007               257,484              2,321,360               2,578,844
Acadia Court II                          -               3,287               253,636              2,286,008               2,539,643
Adams Farm                               -             192,947             2,350,000             30,266,144              32,616,144
Alderwood Park                       7,400             251,284             3,767,400              8,361,813              12,129,213
Altamonte                            1,970           1,079,239             1,665,070             16,065,713              17,730,783
Amberidge                                -               2,644               130,844              1,180,241               1,311,085
Amberton                            11,800             953,021               900,600              9,427,482              10,328,082
Amberwood (OH)                           -               3,281               126,227              1,139,323               1,265,550
Amberwood I (FL)                         -               1,612               101,744                917,309               1,019,053
Amesbury I                               -               6,063               143,039              1,293,418               1,436,458
Amesbury II                              -               2,489               180,588              1,627,782               1,808,370
Amhurst (Tol)                            -               3,345               161,854              1,460,028               1,621,882
Amhurst I (OH)                           -               5,899               152,574              1,379,064               1,531,638
Amhurst II (OH)                          -               3,173               159,416              1,437,921               1,597,337
Andover Court                            -                 750               123,875              1,115,623               1,239,498
Annhurst (IN)                            -              25,662               189,235              1,728,780               1,918,015
Annhurst (PA)                            -               7,495               307,952              2,779,067               3,087,019
Annhurst II (OH)                         -                 964               116,739              1,051,612               1,168,351
Annhurst III (OH)                        -               4,691               134,788              1,217,784               1,352,572
Ansley Oaks                              -               6,779               134,522              1,217,476               1,351,998
Apple Ridge I                            -               2,067               139,300              1,255,765               1,395,064
Apple Ridge III                          -               2,113                72,585                655,381                 727,967
Apple Run (MI)                           -               3,227                87,459                790,361                 877,820
Apple Run II (Col)                       -               2,107                93,810                846,399                 940,210
Applegate  (Chi)                         -               2,236                 7,738                 71,876                  79,613
Applegate (Col)                          -               2,971               171,829              1,549,433               1,721,262
Applegate (Lor)                          -               2,843                66,488                601,236                 667,724
Applegate I (IN)                         -              17,867               138,506              1,264,418               1,402,923
Applegate II (IN)                        -              10,066               180,017              1,630,216               1,810,233
Applerun (War)                           -               1,083               113,303              1,020,812               1,134,115
Applewood I & II                         -              46,153               235,230              2,163,227               2,398,457
Aragon Woods                             -               8,996               157,791              1,429,115               1,586,906
Arbor Glen                           3,764             329,195             1,096,064             10,216,830              11,312,895
Arboretum (AZ)                           -             602,827             3,453,446             19,622,846              23,076,292
Arboretum (GA)                       2,900             505,371             4,682,300             16,443,020              21,125,320
Arboretum (MA)                       5,900             110,930             4,685,900             11,106,571              15,792,471
Arbors at Century Center             1,700             326,386             2,521,700             15,563,382              18,085,082
Arbors of Brentwood                    100             958,708               404,670             14,495,074              14,899,744
Arbors of Hickory Hollow               700           1,613,360               202,985              8,550,569               8,753,554
Arbors of Las Colinas                1,600           1,163,452             1,663,900             16,549,165              18,213,065
Ashford Hill                             -               5,143               184,985              1,670,011               1,854,996
Ashgrove (IN)                            -               4,337               172,924              1,560,653               1,733,577
Ashgrove (KY)                            -               4,136               171,816              1,550,478               1,722,293
Ashgrove (Mar)                           -               2,800               119,823              1,081,204               1,201,027
Ashgrove (OH)                            -               3,088               157,535              1,420,900               1,578,434
Ashgrove I (MI)                          -               7,742               403,580              3,639,960               4,043,540
Ashgrove II (MI)                         -               5,130               311,912              2,812,340               3,124,253
Ashton, The                              -             381,532             2,594,264             33,423,929              36,018,193
Aspen Crossing                           -             207,627             2,880,000              8,769,083              11,649,083
Audubon Village                          -             407,722             3,576,000             26,529,631              30,105,631



                                                                           LIFE USED TO
                                                                             COMPUTE
------------------------------------------------------------------------- DEPRECIATION IN
                                 ACCUMULATED              DATE OF         LATEST INCOME
APARTMENT NAME                   DEPRECIATION           CONSTRUCTION       STATEMENT (C)
--------------------------------------------------------------------------------------------
2300 Elliott                           $ (922,189)          1992              30 Years
2900 on First Combined                 (1,560,994)         1989-91            30 Years
3000 Grand                             (5,333,188)          1970              30 Years
740 River Drive                          (904,264)          1962              30 Years
7979 Westheimer                        (2,580,432)          1973              30 Years
Acacia Creek                           (2,731,863)        1988-1994           30 Years
Acadia Court                              (20,996)          1985              30 Years
Acadia Court II                           (20,862)          1986              30 Years
Adams Farm                             (1,381,592)          1987              30 Years
Alderwood Park                           (448,619)          1982              30 Years
Altamonte                              (3,306,194)          1985              30 Years
Amberidge                                 (10,682)          1985              30 Years
Amberton                               (1,758,943)          1986              30 Years
Amberwood (OH)                            (10,627)          1987              30 Years
Amberwood I (FL)                           (8,521)          1981              30 Years
Amesbury I                                (12,005)          1986              30 Years
Amesbury II                               (14,957)          1987              30 Years
Amhurst (Tol)                             (13,191)          1983              30 Years
Amhurst I (OH)                            (12,854)          1979              30 Years
Amhurst II (OH)                           (13,293)          1981              30 Years
Andover Court                             (10,163)          1982              30 Years
Annhurst (IN)                             (16,379)          1985              30 Years
Annhurst (PA)                             (24,948)          1984              30 Years
Annhurst II (OH)                           (9,682)          1986              30 Years
Annhurst III (OH)                         (11,136)          1988              30 Years
Ansley Oaks                               (11,446)          1986              30 Years
Apple Ridge I                             (11,513)          1987              30 Years
Apple Ridge III                            (6,005)          1982              30 Years
Apple Run (MI)                             (7,314)          1982              30 Years
Apple Run II (Col)                         (7,951)          1980              30 Years
Applegate  (Chi)                           (1,330)          1981              30 Years
Applegate (Col)                           (13,939)          1982              30 Years
Applegate (Lor)                            (5,698)          1982              30 Years
Applegate I (IN)                          (11,476)          1984              30 Years
Applegate II (IN)                         (15,034)          1987              30 Years
Applerun (War)                             (9,329)          1983              30 Years
Applewood I & II                          (22,519)          1982              30 Years
Aragon Woods                              (13,287)          1986              30 Years
Arbor Glen                               (814,768)          1990              30 Years
Arboretum (AZ)                         (1,571,619)          1987              30 Years
Arboretum (GA)                         (1,264,590)          1970              30 Years
Arboretum (MA)                           (644,133)          1989              30 Years
Arbors at Century Center                 (859,174)        1988/1990           30 Years
Arbors of Brentwood                    (3,465,757)          1986              30 Years
Arbors of Hickory Hollow               (2,474,364)          1986              30 Years
Arbors of Las Colinas                  (3,681,305)         1984/85            30 Years
Ashford Hill                              (15,312)          1986              30 Years
Ashgrove (IN)                             (14,028)          1983              30 Years
Ashgrove (KY)                             (14,040)          1984              30 Years
Ashgrove (Mar)                             (9,912)          1983              30 Years
Ashgrove (OH)                             (12,950)          1983              30 Years
Ashgrove I (MI)                           (32,433)          1985              30 Years
Ashgrove II (MI)                          (25,053)          1987              30 Years
Ashton, The                            (2,464,027)          1986              30 Years
Aspen Crossing                           (307,059)          1979              30 Years
Audubon Village                        (1,214,035)          1990              30 Years



                                                                                        INITIAL COST TO
                          DESCRIPTION                                                       COMPANY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              BUILDING &
APARTMENT NAME                         LOCATION                      ENCUMBRANCES              LAND             FIXTURES
------------------------------------------------------------------------------------------------------------------------------------
Augustine Club                         Tallahassee, FL                            -            1,110,000             8,906,841
Autumn Cove                            Atlanta, GA                          741,297              187,220             1,684,983
Autumn Creek                           Cordova, TN                               (E)           1,680,000             9,345,282
Auvers Village                         Orlando, FL                                -            3,840,000            29,322,243
Bainbridge                             Durham, NC                                 -            1,042,900             9,688,677
Balcones Club                          Austin, TX                                 -            2,184,000            10,128,165
Banyan Lake                            Boynton Beach, FL                          -            2,736,000            11,227,892
Barrington                             Atlanta, GA                        1,018,645              144,459             1,300,132
Bay Club                               Phoenix, AZ                                -              828,100             6,221,786
Bay Ridge                              San Pedro, CA                              -            2,385,399             2,176,963
Bayside                                Lakeland, FL                               -               73,463               661,165
Bayside at the Islands                 Gilbert, AZ                               (O)           3,306,484            15,573,006
Beach Club                             Fort Myers, FL                             -            2,080,000            14,800,928
Bear Canyon                            Tucson, AZ                         8,482,946            1,660,608            11,228,524
Beckford Place (IN)                    Indianpolis, IN                      715,911               99,046               891,413
Beckford Place (Pla)                   Parkersburg, OH                    1,013,959              161,161             1,450,447
Beckford Place (Wap)                   Lima, OH                             620,607               76,491               688,419
Beckford Place I (OH)                  Canton, OH                         1,161,993              168,426             1,515,830
Beckford Place II (OH)                 Canton, OH                         1,229,833              172,134             1,549,209
Bel Aire I                             Miami, FL                                  -              188,343             1,695,084
Bel Aire II                            Miami, FL                                  -              136,416             1,227,745
Bell Road I & II                       Nashville, TN                              -            3,100,000               846,693
Bellevue Meadows                       Bellevue, WA                               -            4,500,000            12,574,814
Belmont Crossing                       Riverdale, GA                              -            1,580,000            18,449,045
Belmont Landing                        Riverdale, GA                              -            2,120,000            21,651,256
Beneva Place                           Sarasota, FL                       8,700,000            1,344,000             9,665,447
Berkshire Place                        Charlotte, NC                              -              805,550            12,540,032
Bermuda Cove                           Jacksonville, FL                           -            1,503,000            19,561,896
Berry Pines                            Pensacola, FL                        989,344              154,086             1,386,772
Birches, The                           Lima, OH                             973,805               94,798               853,180
Bishop Park                            Winter Park, FL                            -            2,592,000            17,982,357
Blue Swan                              San Antonio, TX                           (E)           1,424,800             7,596,023
Blueberry Hill I                       Orlando, FL                          738,919              140,370             1,263,328
Boulder Creek                          Wilsonville, OR                            -            3,552,000            11,485,309
Bourbon Square Combined                Palatine, IL                      26,950,227            3,982,600            35,870,194
Bradford Place                         St. Louis, IL                      1,098,789              140,356             1,263,208
Bramblewood                            San Jose, CA                               -            5,184,000             9,658,072
Branchwood                             Orlando, FL                                -              324,069             2,916,617
Brandon Court                          Bloomington, IN                    1,428,498              170,636             1,535,722
Brandywine E.                          Lakeland, FL                         595,521               88,126               793,138
Breckenridge                           Lexington, KY                      9,162,971            1,645,800            14,845,715
Brentwood                              Vancouver, WA                              -            1,318,200            12,202,521
Breton Mill                            Houston, TX                               (F)             212,720             8,547,263
Briarwood (CA)                         Sunnyvale, CA                     14,103,692            9,984,000            22,265,278
Bridford Lakes                         Greensboro, NC                             -            2,265,314            25,823,941
Bridge Creek                           Wilsonville, OR                            -            1,294,600            11,690,114
Bridgeport                             Raleigh, NC                                -            1,296,200            11,942,278
Bridgewater at Wells Crossing          Orange Park, FL                            -            2,160,000            13,347,474
Brierwood                              Jacksonville, FL                           -              546,100             4,965,856
Brittany Square                        Tulsa, OK                                  -              625,000             4,236,498
Brixworth                              Nashville, TN                              -            1,172,100            10,564,856
Broadway                               Garland, TX                        6,106,827            1,440,000             7,803,082
Brookdale Village                      Naperville, IL                    11,490,000            3,276,000            16,360,060
Brookfield                             Salt Lake City, UT                         -            1,152,000             5,682,453
Brookridge                             Centreville, VA                           (E)           2,520,000            16,007,356
Brookside (CO)                         Boulder, CO                                -            3,600,000            10,212,594
Brookside (MD)                         Frederick, MD                      8,203,145            2,736,000             8,156,453




                                        COST CAPITALIZED
                                            SUBSEQUENT TO                           GROSS AMOUNT CARRIED
                                              ACQUISITION                                AT CLOSE OF
                                        (IMPROVEMENTS, NET) (I)                       PERIOD 12/31/99
-----------------------------------------------------------------------------------------------------------------------------
                                                      BUILDING &                                  BUILDING &
APARTMENT NAME                           LAND           FIXTURES                 LAND             FIXTURES (A)
-----------------------------------------------------------------------------------------------------------------------------
Augustine Club                                  -              51,948             1,110,000              8,958,789
Autumn Cove                                     -               1,536               187,220              1,686,519
Autumn Creek                                1,900             170,212             1,681,900              9,515,494
Auvers Village                                  -             317,058             3,840,000             29,639,301
Bainbridge                                 33,400           1,169,267             1,076,300             10,857,944
Balcones Club                               1,500             442,458             2,185,500             10,570,623
Banyan Lake                                 2,600             553,268             2,738,600             11,781,160
Barrington                                      -               8,774               144,459              1,308,906
Bay Club                                      100           1,595,448               828,200              7,817,234
Bay Ridge                                  15,901              42,715             2,401,300              2,219,678
Bayside                                         -               6,044                73,463                667,210
Bayside at the Islands                          -             248,089             3,306,484             15,821,095
Beach Club                                      -             374,079             2,080,000             15,175,007
Bear Canyon                                     -              84,261             1,660,608             11,312,784
Beckford Place (IN)                             -              15,144                99,046                906,558
Beckford Place (Pla)                            -              14,180               161,161              1,464,627
Beckford Place (Wap)                            -               2,224                76,491                690,643
Beckford Place I (OH)                           -               2,538               168,426              1,518,368
Beckford Place II (OH)                          -               2,446               172,134              1,551,655
Bel Aire I                                      -               8,251               188,343              1,703,335
Bel Aire II                                     -               6,957               136,416              1,234,702
Bell Road I & II                                -                   -             3,100,000                846,693
Bellevue Meadows                            7,100              84,737             4,507,100             12,659,552
Belmont Crossing                                -             122,063             1,580,000             18,571,108
Belmont Landing                                 -             220,121             2,120,000             21,871,377
Beneva Place                                    -              98,710             1,344,000              9,764,156
Berkshire Place                                 -              93,866               805,550             12,633,898
Bermuda Cove                                    -             196,306             1,503,000             19,758,202
Berry Pines                                     -              11,378               154,086              1,398,150
Birches, The                                    -               1,869                94,798                855,048
Bishop Park                                     -           1,217,731             2,592,000             19,200,088
Blue Swan                                     700             400,660             1,425,500              7,996,683
Blueberry Hill I                                -               4,073               140,370              1,267,401
Boulder Creek                               2,400             544,576             3,554,400             12,029,885
Bourbon Square Combined                     2,700           5,323,864             3,985,300             41,194,058
Bradford Place                                  -               8,912               140,356              1,272,120
Bramblewood                                 6,700             143,451             5,190,700              9,801,522
Branchwood                                      -               3,175               324,069              2,919,791
Brandon Court                                   -               6,044               170,636              1,541,765
Brandywine E.                                   -               2,152                88,126                795,290
Breckenridge                                2,500             484,825             1,648,300             15,330,540
Brentwood                                  39,021             849,109             1,357,221             13,051,631
Breton Mill                                   100             742,697               212,820              9,289,960
Briarwood (CA)                              7,500              63,517             9,991,500             22,328,795
Bridford Lakes                                  -             342,755             2,265,314             26,166,696
Bridge Creek                                5,290           1,524,030             1,299,890             13,214,144
Bridgeport                                    500             297,325             1,296,700             12,239,604
Bridgewater at Wells Crossing                   -             (20,800)            2,160,000             13,326,674
Brierwood                                   5,800             717,682               551,900              5,683,537
Brittany Square                                 -             650,495               625,000              4,886,993
Brixworth                                   1,700             356,644             1,173,800             10,921,500
Broadway                                    3,700             315,030             1,443,700              8,118,112
Brookdale Village                               -              76,870             3,276,000             16,436,929
Brookfield                                  1,000             120,039             1,153,000              5,802,492
Brookridge                                  1,500             238,305             2,521,500             16,245,660
Brookside (CO)                                400              36,220             3,600,400             10,248,814
Brookside (MD)                                  -              50,702             2,736,000              8,207,155



                                                                                                  LIFE USED TO
                                                                                                    COMPUTE
------------------------------------------------------------------------------------------------ DEPRECIATION IN
                                                        ACCUMULATED              DATE OF         LATEST INCOME
APARTMENT NAME                       TOTAL (B)          DEPRECIATION           CONSTRUCTION       STATEMENT (C)
-------------------------------------------------------------------------------------------------------------------
Augustine Club                          10,068,789              (419,933)          1988              30 Years
Autumn Cove                              1,873,739               (14,911)          1985              30 Years
Autumn Creek                            11,197,394              (803,105)          1991              30 Years
Auvers Village                          33,479,301            (1,343,424)          1991              30 Years
Bainbridge                              11,934,244            (2,345,416)          1984              30 Years
Balcones Club                           12,756,123              (777,309)          1984              30 Years
Banyan Lake                             14,519,760            (1,231,543)          1986              30 Years
Barrington                               1,453,365               (11,919)          1984              30 Years
Bay Club                                 8,645,434            (2,061,881)          1976              30 Years
Bay Ridge                                4,620,978              (228,161)          1987              30 Years
Bayside                                    740,672                (6,597)          1982              30 Years
Bayside at the Islands                  19,127,579            (1,188,034)          1989              30 Years
Beach Club                              17,255,007              (719,580)          1990              30 Years
Bear Canyon                             12,973,392              (850,529)          1996              30 Years
Beckford Place (IN)                      1,005,603                (8,496)          1984              30 Years
Beckford Place (Pla)                     1,625,788               (13,460)          1982              30 Years
Beckford Place (Wap)                       767,134                (6,449)          1981              30 Years
Beckford Place I (OH)                    1,686,794               (13,733)          1983              30 Years
Beckford Place II (OH)                   1,723,789               (13,975)          1985              30 Years
Bel Aire I                               1,891,678               (15,413)          1985              30 Years
Bel Aire II                              1,371,118               (11,173)          1986              30 Years
Bell Road I & II                         3,946,693                     -            (R)              30 Years
Bellevue Meadows                        17,166,652              (686,762)          1983              30 Years
Belmont Crossing                        20,151,108              (845,370)          1988              30 Years
Belmont Landing                         23,991,377            (1,001,635)          1988              30 Years
Beneva Place                            11,108,156              (449,277)          1986              30 Years
Berkshire Place                         13,439,448              (581,657)          1982              30 Years
Bermuda Cove                            21,261,202              (896,951)          1989              30 Years
Berry Pines                              1,552,236               (13,025)          1985              30 Years
Birches, The                               949,846                (8,117)          1977              30 Years
Bishop Park                             21,792,088              (865,075)          1991              30 Years
Blue Swan                                9,422,183              (708,614)        1985-1994           30 Years
Blueberry Hill I                         1,407,771               (11,808)          1986              30 Years
Boulder Creek                           15,584,285            (1,265,906)          1991              30 Years
Bourbon Square Combined                 45,179,358            (9,308,546)         1984-87            30 Years
Bradford Place                           1,412,477               (11,769)          1986              30 Years
Bramblewood                             14,992,222              (522,533)          1986              30 Years
Branchwood                               3,243,860               (26,379)          1981              30 Years
Brandon Court                            1,712,401               (14,224)          1984              30 Years
Brandywine E.                              883,416                (7,316)          1981              30 Years
Breckenridge                            16,978,840            (1,235,360)        1986-1987           30 Years
Brentwood                               14,408,852            (2,423,484)          1990              30 Years
Breton Mill                              9,502,780            (2,138,545)          1986              30 Years
Briarwood (CA)                          32,320,295            (1,102,269)          1985              30 Years
Bridford Lakes                          28,432,010            (1,228,501)          1999              30 Years
Bridge Creek                            14,514,034            (3,026,340)          1987              30 Years
Bridgeport                              13,536,304            (2,691,810)          1990              30 Years
Bridgewater at Wells Crossing           15,486,674               (21,021)          1986              30 Years
Brierwood                                6,235,437              (830,482)          1974              30 Years
Brittany Square                          5,511,993            (2,683,742)          1982              30 Years
Brixworth                               12,095,300            (1,401,742)          1985              30 Years
Broadway                                 9,561,812              (495,896)          1983              30 Years
Brookdale Village                       19,712,929              (276,898)          1986              30 Years
Brookfield                               6,955,492              (502,518)          1985              30 Years
Brookridge                              18,767,160            (1,310,622)          1989              30 Years
Brookside (CO)                          13,849,214              (580,483)          1993              30 Years
Brookside (MD)                          10,943,155              (211,691)          1993              30 Years

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999





                                                                                                INITIAL COST TO
                  DESCRIPTION                                                                        COMPANY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               BUILDING &
APARTMENT NAME                          LOCATION                      ENCUMBRANCES             LAND             FIXTURES
------------------------------------------------------------------------------------------------------------------------------------
Brookside II (MD)                       Frederick, MD                              -           2,448,000            6,929,404
Brunswick (IL)                          Champaign, IL                      1,392,689             199,520            1,795,683
Brunswick I (WV)                        Pittsburgh, PA                     1,693,948             241,739            2,175,654
Brunswick II (WV)                       Pittsburgh, WV                     1,284,805             202,928            1,826,354
Burwick Farms                           Howell, MI                         9,176,084           1,102,200            9,932,207
Calais                                  Dallas, TX                                 -           1,118,900           10,070,076
California Gardens                      Jacksonville, FL                           -             105,528              949,754
Cambridge at Hickory Hollow             Nashville, TN                             (U)          3,240,000           17,903,507
Cambridge Commons I                     Indianapolis, IN                           -             179,139            1,612,253
Cambridge Commons II                    Indianapolis, IN                     889,905             141,845            1,276,607
Cambridge Commons III                   Indianapolis, IN                           -              98,125              883,124
Cambridge Village                       Lewisville, TX                             -             800,000            8,762,606
Camden Way I                            Jacksonville, GA                     923,892             109,240              983,156
Camden Way II                           Jacksonville, GA                     745,698             105,552              949,969
Camellero                               Scottsdale, AZ                    11,597,077           1,923,600           17,324,593
Camellia Court (KY)                     Louisville, KY                       593,319             115,620            1,040,578
Camellia Court (OH)                     Columbus, OH                         565,693              68,584              617,254
Camellia Court I (Col)                  Columbus, OH                       1,007,909             133,059            1,197,529
Camellia Court I (Day)                  Dayton, OH                         1,096,022             131,858            1,186,725
Camellia Court II (Col)                 Columbus, OH                         945,285             118,421            1,065,788
Camellia Court II (Day)                 Dayton, OH                           780,269             131,571            1,184,138
Candlelight I                           Tampa, FL                            606,065             105,000              945,002
Candlelight II                          Tampa, FL                            600,666              95,061              855,551
Canterbury                              Germantown, MD                    31,363,911           2,781,300           26,711,251
Canterbury Crossings                    Orlando, FL                                -             273,671            2,463,037
Canterchase                             Nashville, TN                      5,627,420             862,200            7,765,192
Canyon Creek (AZ)                       Tucson, AZ                                 -             834,313            6,083,047
Canyon Crest                            Santa Clarita, CA                          -           2,370,000           10,147,286
Canyon Crest Views                      Riverside, CA                              -           1,744,640           17,397,194
Canyon Ridge                            San Diego, CA                              -           4,869,448           11,955,064
Canyon Sands                            Phoenix, AZ                                -           1,475,900           13,436,146
Cardinal, The                           Greensboro, NC                     7,324,402           1,280,000           11,850,557
Carleton Court (PA)                     Erie, PA                                   -             128,528            1,156,756
Carleton Court (WV)                     Charleston, WV                     1,341,720             196,222            1,766,001
Carmel Terrace                          San Diego, CA                              -           2,288,300           20,596,281
Carolina Crossing                       Greenville, SC                             -             547,800            4,949,619
Carriage Hill                           Macon, GA                            688,124             131,911            1,187,196
Carriage Homes at Wyndham               Glen Allen, VA                             -           1,736,000           27,448,696
Casa Capricorn                          San Diego, CA                              -           1,260,100           11,365,093
Casa Ruiz                               San Diego, CA                              -           3,920,000            9,389,153
Cascade at Landmark                     Alexandria, VA                             -           3,601,000           19,672,036
Catalina Shores                         Las Vegas, NV                              -           1,222,200           11,042,867
Catalina Shores (WRP)                   Las Vegas, NV                              -           1,427,200           12,844,277
Cedar Crest                             Overland Park, KS                 14,108,784           2,159,800           19,425,812
Cedar Hill                              Knoxville, TN                      1,452,748             204,792            1,843,131
Cedar Ridge (TX)                        Arlington, TX                      3,537,028             605,000            4,238,427
Cedargate (GA)                          Atlanta, GA                          860,724             205,043            1,845,391
Cedargate (MI)                          Southbend, IN                        798,043             120,378            1,083,403
Cedargate (She)                         Louisville, KY                     1,205,960             158,685            1,428,168
Cedargate I (Cla)                       Dayton, OH                         1,237,463             159,599            1,436,393
Cedargate I (IN)                        Bloomington, IN                    1,115,965             191,650            1,724,853
Cedargate I (KY)                        Louisville, KY                       847,702             165,397            1,488,569
Cedargate I (OH)                        Columbus, OH                       2,249,899             240,587            2,165,281
Cedargate II (IN)                       Bloomington, IN                    1,106,850             165,041            1,485,367
Cedargate II (KY)                       Louisville, KY                     1,160,000             140,895            1,268,055
Cedargate II (OH)                       Columbus, OH                         703,354              87,618              788,563
Cedars, The                             Charlotte, NC                              -           2,025,300           18,225,424




                                           COST CAPITALIZED
                                            SUBSEQUENT TO                          GROSS AMOUNT CARRIED
                                             ACQUISITION                              AT CLOSE OF
                  DESCRIPTION            (IMPROVEMENTS, NET) (I)                    PERIOD 12/31/99
------------------------------------------------------------------------------------------------------------------------------------
                                                         BUILDING &                                BUILDING &
APARTMENT NAME                             LAND           FIXTURES                LAND            FIXTURES (A)           TOTAL (B)
------------------------------------------------------------------------------------------------------------------------------------
Brookside II (MD)                             2,800            346,930             2,450,800             7,276,335         9,727,135
Brunswick (IL)                                    -              4,831               199,520             1,800,513         2,000,034
Brunswick I (WV)                                  -             17,670               241,739             2,193,325         2,435,064
Brunswick II (WV)                                 -              9,842               202,928             1,836,196         2,039,125
Burwick Farms                                 2,400            250,695             1,104,600            10,182,902        11,287,502
Calais                                            -            424,486             1,118,900            10,494,562        11,613,462
California Gardens                                -              8,619               105,528               958,372         1,063,900
Cambridge at Hickory Hollow                     800            211,835             3,240,800            18,115,343        21,356,143
Cambridge Commons I                               -             23,097               179,139             1,635,349         1,814,488
Cambridge Commons II                              -             27,778               141,845             1,304,386         1,446,231
Cambridge Commons III                             -             13,875                98,125               896,999           995,124
Cambridge Village                             1,300            410,179               801,300             9,172,786         9,974,086
Camden Way I                                      -             11,408               109,240               994,564         1,103,803
Camden Way II                                     -              1,024               105,552               950,993         1,056,545
Camellero                                     1,300          2,791,342             1,924,900            20,115,935        22,040,835
Camellia Court (KY)                               -              1,492               115,620             1,042,070         1,157,690
Camellia Court (OH)                               -              2,642                68,584               619,896           688,480
Camellia Court I (Col)                            -              4,245               133,059             1,201,774         1,334,833
Camellia Court I (Day)                            -              4,285               131,858             1,191,010         1,322,868
Camellia Court II (Col)                           -              1,315               118,421             1,067,103         1,185,524
Camellia Court II (Day)                           -              2,417               131,571             1,186,555         1,318,125
Candlelight I                                     -              5,210               105,000               950,213         1,055,213
Candlelight II                                    -              6,404                95,061               861,955           957,016
Canterbury                                        -          2,941,680             2,781,300            29,652,931        32,434,231
Canterbury Crossings                              -              4,393               273,671             2,467,430         2,741,100
Canterchase                                   1,400            552,637               863,600             8,317,829         9,181,429
Canyon Creek (AZ)                               100            381,397               834,413             6,464,444         7,298,857
Canyon Crest                                      -            180,685             2,370,000            10,327,972        12,697,972
Canyon Crest Views                                -            239,927             1,744,640            17,637,121        19,381,761
Canyon Ridge                                      -            191,180             4,869,448            12,146,244        17,015,692
Canyon Sands                                 16,850            510,150             1,492,750            13,946,296        15,439,046
Cardinal, The                                 1,200            194,770             1,281,200            12,045,327        13,326,527
Carleton Court (PA)                               -              3,325               128,528             1,160,081         1,288,609
Carleton Court (WV)                               -              2,820               196,222             1,768,822         1,965,044
Carmel Terrace                                    -            504,482             2,288,300            21,100,763        23,389,063
Carolina Crossing                             2,400            219,279               550,200             5,168,898         5,719,098
Carriage Hill                                     -                583               131,911             1,187,779         1,319,690
Carriage Homes at Wyndham                         -             35,987             1,736,000            27,484,683        29,220,683
Casa Capricorn                                2,600            415,546             1,262,700            11,780,639        13,043,339
Casa Ruiz                                     2,400            173,918             3,922,400             9,563,071        13,485,471
Cascade at Landmark                           2,400            386,827             3,603,400            20,058,863        23,662,263
Catalina Shores                               4,800            616,049             1,227,000            11,658,916        12,885,916
Catalina Shores (WRP)                             -            136,297             1,427,200            12,980,574        14,407,774
Cedar Crest                                     900          1,689,519             2,160,700            21,115,331        23,276,031
Cedar Hill                                        -              6,112               204,792             1,849,243         2,054,036
Cedar Ridge (TX)                              3,600             58,401               608,600             4,296,829         4,905,429
Cedargate (GA)                                    -              1,873               205,043             1,847,264         2,052,308
Cedargate (MI)                                    -              2,139               120,378             1,085,542         1,205,920
Cedargate (She)                                   -              4,208               158,685             1,432,376         1,591,061
Cedargate I (Cla)                                 -              3,128               159,599             1,439,521         1,599,120
Cedargate I (IN)                                  -                932               191,650             1,725,785         1,917,435
Cedargate I (KY)                                  -              9,136               165,397             1,497,705         1,663,101
Cedargate I (OH)                                  -              7,465               240,587             2,172,746         2,413,333
Cedargate II (IN)                                 -                501               165,041             1,485,868         1,650,909
Cedargate II (KY)                                 -              2,459               140,895             1,270,514         1,411,409
Cedargate II (OH)                                 -              5,656                87,618               794,219           881,837
Cedars, The                                   2,879            454,674             2,028,179            18,680,098        20,708,277


                                                                              LIFE USED TO
                                                                               COMPUTE
                  DESCRIPTION                                                DEPRECIATION IN
-----------------------------------------------------------------------------
                                             ACCUMULATED          DATE OF    LATEST INCOME
APARTMENT NAME                              DEPRECIATION        CONSTRUCTION STATEMENT (C)
-------------------------------------------------------------------------------------------
Brookside II (MD)                                  (425,804)        1979       30 Years
Brunswick (IL)                                      (16,411)        1986       30 Years
Brunswick I (WV)                                    (20,211)        1986       30 Years
Brunswick II (WV)                                   (16,777)        1987       30 Years
Burwick Farms                                      (876,755)        1991       30 Years
Calais                                           (1,052,951)        1986       30 Years
California Gardens                                   (9,393)        1987       30 Years
Cambridge at Hickory Hollow                      (1,520,957)        1997       30 Years
Cambridge Commons I                                 (15,364)        1986       30 Years
Cambridge Commons II                                (12,550)        1987       30 Years
Cambridge Commons III                                (8,971)        1988       30 Years
Cambridge Village                                  (856,706)        1987       30 Years
Camden Way I                                         (9,527)        1985       30 Years
Camden Way II                                        (8,908)        1986       30 Years
Camellero                                        (3,362,648)        1979       30 Years
Camellia Court (KY)                                  (9,638)        1982       30 Years
Camellia Court (OH)                                  (5,902)        1981       30 Years
Camellia Court I (Col)                              (11,185)        1981       30 Years
Camellia Court I (Day)                              (10,946)        1981       30 Years
Camellia Court II (Col)                              (9,591)        1984       30 Years
Camellia Court II (Day)                             (10,820)        1982       30 Years
Candlelight I                                        (8,874)        1982       30 Years
Candlelight II                                       (8,365)        1985       30 Years
Canterbury                                       (5,545,041)        1986       30 Years
Canterbury Crossings                                (21,854)        1983       30 Years
Canterchase                                      (1,166,563)        1985       30 Years
Canyon Creek (AZ)                                (1,596,443)        1986       30 Years
Canyon Crest                                       (226,931)        1993       30 Years
Canyon Crest Views                               (1,274,377)     1982-1983     30 Years
Canyon Ridge                                       (892,881)        1989       30 Years
Canyon Sands                                     (2,061,724)        1983       30 Years
Cardinal, The                                    (1,247,214)        1994       30 Years
Carleton Court (PA)                                 (10,774)        1985       30 Years
Carleton Court (WV)                                 (16,028)        1985       30 Years
Carmel Terrace                                   (3,931,878)      1988-89      30 Years
Carolina Crossing                                  (460,588)      1988-89      30 Years
Carriage Hill                                       (10,920)        1985       30 Years
Carriage Homes at Wyndham                        (1,206,396)        1999       30 Years
Casa Capricorn                                   (1,417,659)        1981       30 Years
Casa Ruiz                                          (837,630)     1976-1986     30 Years
Cascade at Landmark                              (1,895,299)        1990       30 Years
Catalina Shores                                  (2,439,001)        1989       30 Years
Catalina Shores (WRP)                            (1,246,328)        1989       30 Years
Cedar Crest                                      (2,848,098)        1986       30 Years
Cedar Hill                                          (16,777)        1986       30 Years
Cedar Ridge (TX)                                   (247,895)        1980       30 Years
Cedargate (GA)                                      (16,359)        1983       30 Years
Cedargate (MI)                                       (9,961)        1983       30 Years
Cedargate (She)                                     (13,045)        1984       30 Years
Cedargate I (Cla)                                   (13,087)        1984       30 Years
Cedargate I (IN)                                    (15,546)        1983       30 Years
Cedargate I (KY)                                    (13,653)        1983       30 Years
Cedargate I (OH)                                    (20,157)        1982       30 Years
Cedargate II (IN)                                   (13,370)        1985       30 Years
Cedargate II (KY)                                   (11,597)        1986       30 Years
Cedargate II (OH)                                    (7,599)        1983       30 Years
Cedars, The                                      (1,264,053)        1983       30 Years


                       EQUITY RESIDENTIAL PROPERTIES TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999




                                                                                                INITIAL COST TO
                          DESCRIPTION                                                                COMPANY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               BUILDING &
APARTMENT NAME                         LOCATION                      ENCUMBRANCES              LAND             FIXTURES
------------------------------------------------------------------------------------------------------------------------------------
Cedarwood (OH)                          Parkersburg, OH                      429,100              23,916              215,243
Cedarwood I (Bel)                       Parkersburg, OH                            -              82,082              738,735
Cedarwood I (FL)                        Ocala, FL                            742,098             119,470            1,075,226
Cedarwood I and II (IN)                 Elkhart, IN                        1,935,444             251,745            2,265,704
Cedarwood I (KY)                        Lexington, KY                        725,701             106,681              960,127
Cedarwood II (FL)                       Ocala, FL                            565,693              98,372              885,352
Cedarwood II (KY)                       Lexington, KY                        996,680             106,724              960,518
Cedarwood III (KY)                      Lexington, KY                        851,423             102,491              922,420
Celebration Westchase                   Houston, TX                                -           2,204,590            6,667,960
Centre Lake III                         Miami, FL                          4,746,131             685,601            6,170,412
Champion Oaks                           Houston, TX                        6,594,689             931,900            8,389,394
Champions Club                          Glen Allen, VA                             -             954,000           12,417,167
Champion's Park                         Norcross, GA                               -           1,134,000           14,570,304
Chandler Court                          Chandler, AZ                               -           1,352,600           12,175,173
Chandler's Bay                          Kent, WA                                   -           1,503,400           13,640,021
Chantecleer Lakes                       Naperville, IL                            (E)          6,688,000           16,341,986
Chaparral                               Largo, FL                                  -             303,100            6,261,338
Chardonnay Park                         Redmond, WA                        3,426,890           1,297,500            6,725,737
Charing Cross                           Toledo, OH                           804,122             154,584            1,391,260
Charter Club                            Everett, WA                                -             998,700            9,012,305
Chartwell Court                         Houston, TX                                -           1,215,000           12,827,843
Chatelaine Park                         Duluth, GA                                 -           1,818,000           24,489,671
Chatham Wood                            High Point, NC                             -             700,000            8,311,884
Chelsea Court                           Cleveland, OH                        684,336             145,835            1,312,517
Chelsea Square                          Redmond, WA                                -           3,390,000            9,289,074
Cherry Creek I,II,&III (TN)             Hermitage, TN                              -           2,942,345           45,483,592
Cherry Glen I & II                      Indianapolis, IN                   3,176,114             335,596            3,020,362
Cherry Hill                             Seattle, WA                                -             700,100            6,300,112
Cherry Tree                             Baltimore, MD                      2,009,159             352,003            3,168,025
Chestnut Hills                          Tacoma, WA                                 -             756,300            6,806,635
Cheyenne Crest                          Colorado Springs, CO                       -              73,950            4,131,145
Chicksaw Crossing                       Orlando, FL                       11,707,137           2,044,000           12,366,832
Chimneys                                Charlotte, NC                              -             904,700            8,154,674
Cierra Crest                            Denver, CO                        21,409,834           4,800,000           34,894,898
Cimarron Ridge                          Denver, CO                                 -           1,591,100           14,320,031
Cityscape                               South Louis Park, MN                      (U)          1,560,000           10,794,604
Claire Point                            Jacksonville, FL                           -           2,048,000           14,649,393
Clarion                                 Decatur, GA                                -           1,501,900           13,537,919
Clarys Crossing                         Columbia, MD                               -             891,000           15,489,721
Classic, The                            Stamford, CT                               -           2,880,000           19,918,680
Clearlake Pines II                      Melbourne, FL                        893,282             119,280            1,073,518
Clearview I                             Indianapolis, IN                   1,091,745             182,206            1,639,850
Clearview II                            Indianapolis, IN                           -             226,963            2,042,667
Clearwater                              Cleveland, OH                      1,036,652             128,303            1,154,728
Cloisters on the Green                  Lexington, KY                              -             187,074            1,746,721
Club at Tanasbourne                     Hillsboro, OR                     10,981,261           3,520,000           16,271,439
Club at the Green                       Beaverton, OR                              -           2,030,150           12,622,687
Coach Lantern                           Scarborough, ME                            -             450,000            4,405,723
Coachman Trails                         Plymouth, MN                       6,491,117           1,224,000            9,532,005
Coconut Palm Club                       Coconut Creek, GA                          -           3,000,000           17,689,319
Colinas Pointe                          Denver, CO                                (E)          1,587,400           14,285,902
Colony Place                            Fort Myers, FL                             -           1,500,000           20,920,274
Colony Woods                            Birmingham, AL                    12,628,842           1,656,000           21,787,686
Concord Square                          Cincinnati, OH                             -             121,509            1,093,577
Concord Square (IN)                     Kokomo, IN                           749,854             123,247            1,109,220
Concord Square I & II (OH)              Mansfiled, OH                      1,240,279             164,124            1,477,118
Concorde Bridge                         Overland Park, KS                          -           1,972,400           17,776,438


                                     OST CAPITALIZED
                                        SUBSEQUENT TO                         GROSS AMOUNT CARRIED
                                        ACQUISITION                               AT CLOSE OF
  DESCRIPTION                        IMPROVEMENTS, NET) (I)                     PERIOD 12/31/99
------------------------------------------------------------------------------------------------------------------------------------
                                                  BUILDING &                                  BUILDING &
APARTMENT NAME                       AND           FIXTURES                 LAND             FIXTURES (A)               TOTAL (B)
------------------------------------------------------------------------------------------------------------------------------------
Cedarwood (OH)                           -              7,433                23,916               222,676             246,592
Cedarwood I (Bel)                        -              2,249                82,082               740,983             823,065
Cedarwood I (FL)                         -              5,118               119,470             1,080,344           1,199,814
Cedarwood I and II (IN)                  -              5,809               251,745             2,271,513           2,523,258
Cedarwood I (KY)                         -              6,114               106,681               966,241           1,072,922
Cedarwood II (FL)                        -                824                98,372               886,177             984,549
Cedarwood II (KY)                        -             10,626               106,724               971,144           1,077,868
Cedarwood III (KY)                       -              8,760               102,491               931,180           1,033,671
Celebration Westchase                  100            959,088             2,204,690             7,627,048           9,831,738
Centre Lake III                          -             21,744               685,601             6,192,157           6,877,758
Champion Oaks                            -            698,062               931,900             9,087,455          10,019,355
Champions Club                           -            224,038               954,000            12,641,205          13,595,205
Champion's Park                          -            149,012             1,134,000            14,719,315          15,853,315
Chandler Court                         500          1,328,359             1,353,100            13,503,532          14,856,632
Chandler's Bay                       3,500          1,114,241             1,506,900            14,754,262          16,261,162
Chantecleer Lakes                    1,400            421,596             6,689,400            16,763,582          23,452,982
Chaparral                                -          3,178,219               303,100             9,439,557           9,742,656
Chardonnay Park                          -             63,719             1,297,500             6,789,456           8,086,956
Charing Cross                            -              1,200               154,584             1,392,460           1,547,044
Charter Club                         2,400            330,203             1,001,100             9,342,507          10,343,607
Chartwell Court                        700            137,139             1,215,700            12,964,982          14,180,682
Chatelaine Park                          -            126,922             1,818,000            24,616,593          26,434,593
Chatham Wood                             -            158,743               700,000             8,470,627           9,170,627
Chelsea Court                            -              2,496               145,835             1,315,014           1,460,849
Chelsea Square                       7,100             75,975             3,397,100             9,365,049          12,762,149
Cherry Creek I,II,&III (TN)              -             38,332             2,942,345            45,521,924          48,464,269
Cherry Glen I & II                       -             15,041               335,596             3,035,402           3,370,998
Cherry Hill                              -             93,802               700,100             6,393,914           7,094,014
Cherry Tree                              -              8,880               352,003             3,176,905           3,528,908
Chestnut Hills                           -            166,132               756,300             6,972,767           7,729,067
Cheyenne Crest                         100            749,398                74,050             4,880,543           4,954,593
Chicksaw Crossing                        -            146,530             2,044,000            12,513,362          14,557,362
Chimneys                             2,400            434,384               907,100             8,589,058           9,496,158
Cierra Crest                         3,100            180,735             4,803,100            35,075,632          39,878,732
Cimarron Ridge                           -            951,302             1,591,100            15,271,333          16,862,433
Cityscape                            3,200            184,970             1,563,200            10,979,573          12,542,773
Claire Point                             -            214,007             2,048,000            14,863,400          16,911,400
Clarion                              2,400            107,696             1,504,300            13,645,616          15,149,916
Clarys Crossing                          -             98,932               891,000            15,588,653          16,479,653
Classic, The                         3,500            313,369             2,883,500            20,232,050          23,115,550
Clearlake Pines II                       -              1,967               119,280             1,075,484           1,194,764
Clearview I                              -              4,333               182,206             1,644,183           1,826,388
Clearview II                             -              5,337               226,963             2,048,005           2,274,968
Clearwater                               -              2,234               128,303             1,156,962           1,285,265
Cloisters on the Green                   -          2,315,324               187,074             4,062,045           4,249,119
Club at Tanasbourne                  1,300            712,875             3,521,300            16,984,314          20,505,614
Club at the Green                      800            610,142             2,030,950            13,232,829          15,263,779
Coach Lantern                        2,900            109,901               452,900             4,515,624           4,968,524
Coachman Trails                      3,000            163,946             1,227,000             9,695,951          10,922,951
Coconut Palm Club                    1,700            322,508             3,001,700            18,011,827          21,013,527
Colinas Pointe                           -            286,023             1,587,400            14,571,925          16,159,325
Colony Place                             -            194,577             1,500,000            21,114,851          22,614,851
Colony Woods                         1,300            101,463             1,657,300            21,889,148          23,546,448
Concord Square                           -              1,138               121,509             1,094,715           1,216,223
Concord Square (IN)                      -              4,837               123,247             1,114,057           1,237,303
Concord Square I & II (OH)               -              4,349               164,124             1,481,466           1,645,590
Concorde Bridge                      2,400            535,564             1,974,800            18,312,002          20,286,802



                                                                                      LIFE USED TO
                                                                                         COMPUTE
DESCRIPTION                                                                           DEPRECIATION IN
-------------------------------------------------------------------------------------
                                              ACCUMULATED              DATE OF         LATEST INCOME
APARTMENT NAME                               DEPRECIATION           CONSTRUCTION       STATEMENT (C)
-------------------------------------------------------------------------------------
Cedarwood (OH)                                (2,513)                 1982             30 Years
Cedarwood I (Bel)                             (6,987)                 1980             30 Years
Cedarwood I (FL)                             (10,037)                 1978             30 Years
Cedarwood I and II (IN)                      (20,481)               1983/84            30 Years
Cedarwood I (KY)                              (9,053)                 1984             30 Years
Cedarwood II (FL)                             (8,056)                 1980             30 Years
Cedarwood II (KY)                             (9,205)                 1986             30 Years
Cedarwood III (KY)                            (8,704)                 1986             30 Years
Celebration Westchase                     (2,157,668)                 1979             30 Years
Centre Lake III                              (55,787)                 1986             30 Years
Champion Oaks                             (1,876,080)                 1984             30 Years
Champions Club                              (574,482)                 1988             30 Years
Champion's Park                             (672,437)                 1987             30 Years
Chandler Court                            (1,968,600)                 1987             30 Years
Chandler's Bay                            (2,950,212)                 1989             30 Years
Chantecleer Lakes                         (1,399,079)                 1986             30 Years
Chaparral                                 (6,636,364)                 1976             30 Years
Chardonnay Park                             (597,014)              1982-1989           30 Years
Charing Cross                                (12,732)                 1978             30 Years
Charter Club                              (2,031,374)                 1991             30 Years
Chartwell Court                             (960,130)                 1995             30 Years
Chatelaine Park                           (1,092,990)                 1995             30 Years
Chatham Wood                                (408,826)                 1986             30 Years
Chelsea Court                                (12,049)                 1981             30 Years
Chelsea Square                              (502,839)                 1991             30 Years
Cherry Creek I,II,&III (TN)               (1,315,473)               1986/96            30 Years
Cherry Glen I & II                           (27,894)               1986/87            30 Years
Cherry Hill                                 (608,893)                 1991             30 Years
Cherry Tree                                  (28,275)                 1986             30 Years
Chestnut Hills                              (701,302)                 1991             30 Years
Cheyenne Crest                            (1,332,855)                 1984             30 Years
Chicksaw Crossing                           (587,728)                 1986             30 Years
Chimneys                                    (757,432)                 1974             30 Years
Cierra Crest                              (2,574,457)                 1996             30 Years
Cimarron Ridge                            (1,569,561)                 1984             30 Years
Cityscape                                   (798,782)                 1990             30 Years
Claire Point                                (679,020)                 1986             30 Years
Clarion                                   (1,107,543)                 1990             30 Years
Clarys Crossing                             (698,024)                 1984             30 Years
Classic, The                              (1,599,059)                 1990             30 Years
Clearlake Pines II                            (9,861)                 1985             30 Years
Clearview I                                  (14,950)                 1986             30 Years
Clearview II                                 (18,479)                 1987             30 Years
Clearwater                                   (10,381)                 1986             30 Years
Cloisters on the Green                    (2,989,242)                 1974             30 Years
Club at Tanasbourne                       (1,720,349)                 1990             30 Years
Club at the Green                         (1,388,047)                 1991             30 Years
Coach Lantern                               (314,592)              1971/1981           30 Years
Coachman Trails                             (520,267)                 1987             30 Years
Coconut Palm Club                         (1,038,093)                 1992             30 Years
Colinas Pointe                            (1,396,068)                 1986             30 Years
Colony Place                                (950,675)                 1991             30 Years
Colony Woods                              (1,164,356)              1991/1994           30 Years
Concord Square                                (9,967)                 1982             30 Years
Concord Square (IN)                          (10,217)                 1983             30 Years
Concord Square I & II (OH)                   (13,691)               1981/83            30 Years
Concorde Bridge                           (1,507,828)                 1973             30 Years


                       EQUITY RESIDENTIAL PROPERTIES TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999




                                                                                                INITIAL COST TO
                          DESCRIPTION                                                                COMPANY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               BUILDING &
APARTMENT NAME                         LOCATION                      ENCUMBRANCES              LAND             FIXTURES
------------------------------------------------------------------------------------------------------------------------------------
Conway Station                          Orlando, FL                                -           1,936,000           10,852,858
Copper Canyon                           Denver, CO                                 -           1,443,000           16,064,368
Copper Creek                            Phoenix, AZ                                -           1,017,400            9,148,068
Copper Hill                             Bedford, TX                                -           1,020,000            6,001,680
Copper Terrace                          Orlando, FL                                -           1,200,000           17,887,868
Copperfield                             San Antonio, TX                            -             791,200            7,121,171
Country Brook                           Chandler, AZ                              (O)          1,505,219           29,542,535
Country Club Place (FL)                 Pembroke Pines, FL                         -             912,000           10,016,543
Country Club Village                    Seattle, WA                                -           1,150,500           10,352,179
Country Gables                          Beaverton, OR                      8,204,727           1,580,500           14,248,239
Country Ridge                           Farmington Hills, MI                      (U)          1,605,800           14,599,936
Countryside                             San Antonio, TX                            -             667,500            6,008,259
Countryside I                           Daytona Beach, FL                          -             136,665            1,229,981
Countryside II                          Daytona Beach, FL                          -             234,633            2,111,700
Countryside Manor                       Atlanta, GA                        1,163,328             298,186            2,683,678
Coventry at Cityview                    Fort Worth, TX                             -           2,160,000           23,072,847
Creekside (San Mateo)                   San Mateo, CA                     14,503,372           9,600,000           21,193,232
Creekside Homes at Legacy               Plano. TX                                  -           4,560,000           32,275,748
Creekside Village                       Mountlake Terrace, WA             14,826,887           2,802,900           25,270,594
Creekwood                               Charlotte, NC                              -           1,859,300           16,740,569
Crescent at Cherry Creek                Denver, CO                                (E)          2,592,000           15,149,470
Cross Creek                             Charlotte, NC                     12,628,842           3,150,000           20,299,439
Crossing at Green Valley                Las Vegas, NV                     10,214,792           2,408,500           21,673,209
Crosswinds                              St. Petersburg, FL                         -           1,561,200            5,777,205
Crown Court                             Phoenix, AZ                                -           3,156,600           28,414,599
Crystal Creek                           Phoenix, AZ                                -             952,900            8,581,704
Crystal Village                         Attleboro, MA                              -           1,365,000            4,992,817
Cypress                                 Panama City, FL                    1,421,807             171,882            1,546,941
Cypress Cove                            Melbourne, FL                              -           1,630,000           19,020,939
Cypress Point                           Las Vegas, NV                              -             953,800            8,636,551
Daniel Court                            Cincinnati, OH                     2,339,616             334,101            3,006,906
Dartmouth Place I                       Akron, OH                                  -             151,771            1,365,939
Dartmouth Place II                      Akron, OH                            835,726             130,102            1,170,914
Dartmouth Woods                         Denver, CO                         4,283,469           1,608,000           10,832,754
Dawntree                                Carrollton, TX                             -           1,204,600           10,851,833
Deerbrook                               Jacksonville, FL                           -           1,008,000            8,845,716
Deerwood (Corona)                       Corona, CA                                 -           4,740,000           20,313,008
Deerwood (FL)                           Orlando, FL                          874,672             114,948            1,034,533
Deerwood (SD)                           San Diego, CA                              -           2,075,700           18,740,815
Deerwood Meadows                        Greensboro, NC                             -             986,643            7,204,362
Defoor Village                          Atlanta, GA                                -           2,964,000           10,573,374
Del Coronado                            Mesa, AZ                                  (N)          1,963,200           17,680,640
Desert Park                             Las Vegas, NV                              -           1,085,400            9,759,958
Desert Sands                            Phoenix, AZ                                -           1,464,200           13,331,581
Dogwood Glen I                          Indianpolis, IN                    1,750,348             240,855            2,167,693
Dogwood Glen II                         Indianpolis, IN                    1,364,537             202,397            1,821,571
Dos Caminos                             Phoenix, AZ                                -           1,727,900           15,567,778
Dover Place I                           Cleveland, OH                      1,126,709             244,294            2,198,644
Dover Place II                          Cleveland, OH                      1,623,551             230,895            2,078,058
Dover Place III                         Cleveland, OH                        769,313             119,835            1,078,516
Dover Place IV                          Cleveland, OH                      1,868,332             261,912            2,357,208
Driftwood                               Jacksonville, FL                     346,206             126,357            1,137,216
Duraleigh Woods                         Raleigh, NC                                -           1,629,000           19,917,750
Eagle Canyon                            Chino Hills, CA                            -           1,806,800           16,279,860
Eagle Rim                               Redmond, WA                                -             976,200            8,801,849
East Pointe                             Charlotte, NC                      9,324,851           1,364,100           12,295,246
Edgewood                                Woodinville, WA                    5,765,994           1,068,200            9,632,980


                                           COST CAPITALIZED
                                               SUBSEQUENT TO                         GROSS AMOUNT CARRIED
                                               ACQUISITION                               AT CLOSE OF
DESCRIPTION                                (IMPROVEMENTS, NET) (I)                     PERIOD 12/31/99
------------------------------------------------------------------------------------------------------------------------------------
                                                         BUILDING &                                  BUILDING &
APARTMENT NAME                             LAND           FIXTURES                 LAND             FIXTURES (A)           TOTAL (B)
------------------------------------------------------------------------------------------------------------------------------------
Conway Station                                  -            119,516             1,936,000            10,972,375          12,908,375
Copper Canyon                                   -             10,517             1,443,000            16,074,885          17,517,885
Copper Creek                                    -            304,674             1,017,400             9,452,742          10,470,142
Copper Hill                                 1,800            370,936             1,021,800             6,372,616           7,394,416
Copper Terrace                                  -            387,322             1,200,000            18,275,190          19,475,190
Copperfield                                     -            437,383               791,200             7,558,554           8,349,754
Country Brook                                   -            273,686             1,505,219            29,816,221          31,321,440
Country Club Place (FL)                         -            318,621               912,000            10,335,164          11,247,164
Country Club Village                            -            526,284             1,150,500            10,878,463          12,028,963
Country Gables                          1,200,000            481,350             2,780,500            14,729,589          17,510,089
Country Ridge                              16,150            550,397             1,621,950            15,150,333          16,772,283
Countryside                                   100            412,423               667,600             6,420,682           7,088,282
Countryside I                                   -             16,073               136,665             1,246,054           1,382,719
Countryside II                                  -              8,391               234,633             2,120,091           2,354,724
Countryside Manor                               -             52,218               298,186             2,735,896           3,034,083
Coventry at Cityview                            -             98,094             2,160,000            23,170,941          25,330,941
Creekside (San Mateo)                       6,600            135,586             9,606,600            21,328,817          30,935,417
Creekside Homes at Legacy                       -            105,379             4,560,000            32,381,127          36,941,127
Creekside Village                           4,700          1,380,117             2,807,600            26,650,711          29,458,311
Creekwood                                   2,400            291,533             1,861,700            17,032,101          18,893,801
Crescent at Cherry Creek                    2,000            203,737             2,594,000            15,353,207          17,947,207
Cross Creek                                 1,600            226,589             3,151,600            20,526,028          23,677,628
Crossing at Green Valley                        -            559,613             2,408,500            22,232,822          24,641,322
Crosswinds                                      -            528,718             1,561,200             6,305,923           7,867,123
Crown Court                                     -            822,085             3,156,600            29,236,684          32,393,284
Crystal Creek                                 600            689,464               953,500             9,271,168          10,224,668
Crystal Village                             4,000            222,939             1,369,000             5,215,756           6,584,756
Cypress                                         -              5,514               171,882             1,552,455           1,724,337
Cypress Cove                                    -            121,373             1,630,000            19,142,312          20,772,312
Cypress Point                               5,890            660,432               959,690             9,296,983          10,256,673
Daniel Court                                    -             48,439               334,101             3,055,345           3,389,446
Dartmouth Place I                               -                673               151,771             1,366,612           1,518,383
Dartmouth Place II                              -              1,258               130,102             1,172,172           1,302,273
Dartmouth Woods                             1,800            170,582             1,609,800            11,003,336          12,613,136
Dawntree                                      900          1,957,423             1,205,500            12,809,256          14,014,756
Deerbrook                                       -            268,237             1,008,000             9,113,953          10,121,953
Deerwood (Corona)                           2,200            443,272             4,742,200            20,756,280          25,498,480
Deerwood (FL)                                   -              2,643               114,948             1,037,176           1,152,124
Deerwood (SD)                               6,395          3,100,942             2,082,095            21,841,758          23,923,853
Deerwood Meadows                              100            673,335               986,743             7,877,697           8,864,440
Defoor Village                              2,400             73,350             2,966,400            10,646,725          13,613,125
Del Coronado                                1,200            970,090             1,964,400            18,650,730          20,615,130
Desert Park                                     -            670,709             1,085,400            10,430,667          11,516,067
Desert Sands                               16,850          1,139,193             1,481,050            14,470,774          15,951,824
Dogwood Glen I                                  -              8,496               240,855             2,176,189           2,417,043
Dogwood Glen II                                 -              6,718               202,397             1,828,289           2,030,685
Dos Caminos                                     -            644,151             1,727,900            16,211,929          17,939,829
Dover Place I                                   -              4,301               244,294             2,202,945           2,447,239
Dover Place II                                  -                644               230,895             2,078,702           2,309,597
Dover Place III                                 -                 51               119,835             1,078,567           1,198,402
Dover Place IV                                  -                117               261,912             2,357,325           2,619,236
Driftwood                                       -              3,381               126,357             1,140,597           1,266,955
Duraleigh Woods                                 -            816,697             1,629,000            20,734,447          22,363,447
Eagle Canyon                                2,100            374,756             1,808,900            16,654,615          18,463,515
Eagle Rim                                   1,600            586,880               977,800             9,388,729          10,366,529
East Pointe                                 1,800          1,204,794             1,365,900            13,500,040          14,865,940
Edgewood                                    1,900            482,907             1,070,100            10,115,887          11,185,987


                                                                                       LIFE USED TO
                                                                                          COMPUTE
DESCRIPTION                                                                            DEPRECIATION IN
--------------------------------------------------------------------------------------
                                               ACCUMULATED              DATE OF         LATEST INCOME
APARTMENT NAME                                DEPRECIATION           CONSTRUCTION       STATEMENT (C)
--------------------------------------------------------------------------------------
Conway Station                               (512,582)                1987               30 Years
Copper Canyon                                (464,397)                1999               30 Years
Copper Creek                                 (898,503)                1984               30 Years
Copper Hill                                  (387,204)                1983               30 Years
Copper Terrace                               (827,643)                1989               30 Years
Copperfield                                  (843,648)                1984               30 Years
Country Brook                              (2,166,522)             1986-1996             30 Years
Country Club Place (FL)                      (480,928)                1987               30 Years
Country Club Village                       (1,016,737)                1991               30 Years
Country Gables                             (1,571,653)                1991               30 Years
Country Ridge                              (2,092,845)                1986               30 Years
Countryside                                  (698,035)                1980               30 Years
Countryside I                                 (11,733)                1982               30 Years
Countryside II                                (19,424)                1982               30 Years
Countryside Manor                             (24,672)                1985               30 Years
Coventry at Cityview                       (1,032,613)                1996               30 Years
Creekside (San Mateo)                      (1,126,487)                1985               30 Years
Creekside Homes at Legacy                  (1,420,194)                1998               30 Years
Creekside Village                          (5,117,588)                1987               30 Years
Creekwood                                  (1,441,955)             1987-1990             30 Years
Crescent at Cherry Creek                   (1,201,679)                1994               30 Years
Cross Creek                                (1,165,524)                1989               30 Years
Crossing at Green Valley                   (2,105,455)                1986               30 Years
Crosswinds                                   (637,241)                1986               30 Years
Crown Court                                (2,810,106)                1987               30 Years
Crystal Creek                              (1,723,802)                1985               30 Years
Crystal Village                              (386,720)                1974               30 Years
Cypress                                       (14,243)                1985               30 Years
Cypress Cove                                 (867,992)                1990               30 Years
Cypress Point                              (1,999,455)                1989               30 Years
Daniel Court                                  (28,239)                1985               30 Years
Dartmouth Place I                             (12,284)                1982               30 Years
Dartmouth Place II                            (10,597)                1986               30 Years
Dartmouth Woods                            (1,104,796)                1990               30 Years
Dawntree                                   (2,696,547)                1982               30 Years
Deerbrook                                    (428,249)                1983               30 Years
Deerwood (Corona)                          (1,709,155)                1992               30 Years
Deerwood (FL)                                  (9,520)                1982               30 Years
Deerwood (SD)                              (4,942,798)                1990               30 Years
Deerwood Meadows                           (2,048,569)                1986               30 Years
Defoor Village                               (589,285)                1997               30 Years
Del Coronado                               (3,191,774)                1985               30 Years
Desert Park                                (1,742,920)                1987               30 Years
Desert Sands                               (2,077,285)                1982               30 Years
Dogwood Glen I                                (19,715)                1986               30 Years
Dogwood Glen II                               (16,643)                1987               30 Years
Dos Caminos                                (1,563,082)                1983               30 Years
Dover Place I                                 (19,485)                1982               30 Years
Dover Place II                                (18,414)                1983               30 Years
Dover Place III                                (9,489)                1983               30 Years
Dover Place IV                                (20,848)                1986               30 Years
Driftwood                                     (10,643)                1985               30 Years
Duraleigh Woods                              (948,536)                1987               30 Years
Eagle Canyon                               (2,016,417)                1985               30 Years
Eagle Rim                                  (1,880,558)              1986-88              30 Years
East Pointe                                (3,183,576)                1987               30 Years
Edgewood                                   (2,038,593)                1986               30 Years


                       EQUITY RESIDENTIAL PROPERTIES TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999




                                                                                                INITIAL COST TO
                          DESCRIPTION                                                                COMPANY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               BUILDING &
APARTMENT NAME                         LOCATION                      ENCUMBRANCES              LAND             FIXTURES
------------------------------------------------------------------------------------------------------------------------------------
Elmtree Park I                          Indianpolis, IN                    1,488,803             157,687            1,419,184
Elmtree Park II                         Indianpolis, IN                      935,749             114,114            1,027,027
Elmwood (GA)                            Atlanta, GA                          828,235             183,756            1,653,808
Elmwood I (FL)                          W. Palm Beach, FL                  1,338,661             163,389            1,470,498
Elmwood II (FL)                         W. Palm Beach, FL                  1,339,923             179,743            1,617,691
Emerald Bay                             Winter Park, FL                            -           2,160,000           13,549,968
Emerald Place                           Bermuda Dunes, CA                          -             954,400            8,609,599
Emerson Place Combined                  Boston, MA                                 -          14,850,000           57,582,798
Enclave, The                            Tempe, AZ                                 (P)          1,500,192           19,281,399
English Hills                           Charlotte, NC                              -           1,260,000           12,554,291
Esprit Del Sol                          Solana Beach, CA                           -           5,110,000           11,913,045
Essex Place                             Overland Park, KS                          -           1,831,900           16,513,586
Essex Place (FL)                        Tampa, FL                                  -           1,188,000            7,106,384
Estate at Quarry Lake                   Austin, TX                        12,454,239           1,963,000           18,972,537
Ethans Glen III                         Kansas City, MO                    2,366,364             244,100            2,221,562
Ethans Ridge I                          Kansas City, MO                   16,232,216           1,945,900           17,563,769
Ethans Ridge II                         Kansas City, MO                   10,991,981           1,465,500           13,176,233
Fairfield Combined                      Stamford, CT                               -           6,500,000           39,425,167
Fairland Gardens                        Silver Spring, MD                          -           6,000,000           19,978,402
Falls                                   Tampa, FL                                  -           1,440,000            8,445,778
Farmington Gates                        Germantown, TN                             -             969,700            8,786,180
Farnham Park                            Houston, TX                       11,356,588           1,512,000           14,234,419
Fernbrook Townhomes                     Plymouth, MN                       5,196,328             576,000            6,683,693
Fielder Crossing                        Arlington, TX                      3,373,279             714,000            3,935,453
Firdale Village                         Seattle, WA                                -           2,279,400           20,496,049
Fireside Park                           Rockville, MD                      8,749,542           4,248,000           10,099,286
Forest Glen                             Pensacola, FL                      1,078,228             161,548            1,453,936
Forest Place                            Tampa, FL                         10,594,977           1,708,000            8,612,029
Forest Ridge I & II                     Arlington, TX                              -           2,339,300           21,266,573
Forest Valley                           San Antonio, TX                            -             590,000            5,310,328
Forest Village                          Macon, GA                          1,231,993             224,022            2,016,196
Forsythia Court (KY)                    Louisville, KY                     1,926,833             279,450            2,515,053
Forsythia Court (MD)                    Baltimore, MD                      2,085,646             251,955            2,267,597
Forsythia Court II (MD)                 Baltimore, MD                      2,320,497             239,834            2,158,502
Fountain Creek                          Phoenix, AZ                                -             686,000            6,177,920
Fountain Place I                        Eden Prairie, MN                  24,676,652           2,399,900           21,678,609
Fountain Place II                       Eden Prairie, MN                  12,612,600           1,226,500           11,087,407
Fountainhead Combined                   San Antonio, TX                           (S)          3,617,449           14,131,386
Fountains at Flamingo                   Las Vegas, NV                              -           3,180,900           28,650,076
Four Lakes                              Lisle, IL                         10,344,569           2,465,000           13,091,599
Four Lakes 5                            Lisle, IL                                 (S)            600,000           18,717,933
Fox Run (WA)                            Federal Way, WA                            -             638,500            5,760,413
Foxchase                                Grand Prairie, TX                          -             781,500            7,621,196
Foxcroft                                Scarborough, ME                            -             520,000            4,527,409
Foxhaven                                Canton, OH                         1,816,369             256,821            2,311,388
Foxton (MI)                             Detriot, MI                          897,474             156,363            1,407,262
Foxton II (OH)                          Dayton, OH                         1,381,197             165,806            1,492,250
Garden Court                            Detriot, MI                        2,123,809             351,532            3,163,785
Garden Lake                             Riverdale, GA                              -           1,464,500           13,186,716
Garden Terrace I                        Tampa, FL                            593,409              93,144              838,295
Garden Terrace II                       Tampa, FL                            678,182              97,120              874,077
Gatehouse at Pine Lake                  Plantation , FL                            -           1,886,200           17,070,795
Gatehouse on the Green                  Pembroke Pines, FL                         -           2,216,800           20,056,270
Gates at Carlson Center                 Minnetonka, MN                            (Q)          4,350,000           23,802,817
Gates of Redmond                        Redmond, WA                        6,222,662           2,305,600           12,122,006
Gateway Villas                          Scottsdale, AZ                             -           1,431,048           14,926,833
Geary Court Yard                        San Francisco, CA                 17,709,692           1,719,400           15,606,269


                                           COST CAPITALIZED
                                               SUBSEQUENT TO                         GROSS AMOUNT CARRIED
                                               ACQUISITION                               AT CLOSE OF
  DESCRIPTION                              (IMPROVEMENTS, NET) (I)                     PERIOD 12/31/99
------------------------------------------------------------------------------------------------------------------------------------
                                                         BUILDING &                                  BUILDING &
APARTMENT NAME                             LAND           FIXTURES                 LAND             FIXTURES (A)          TOTAL (B)
------------------------------------------------------------------------------------------------------------------------------------
Elmtree Park I                                  -              4,451               157,687             1,423,636           1,581,323
Elmtree Park II                                 -              7,967               114,114             1,034,995           1,149,109
Elmwood (GA)                                    -              5,018               183,756             1,658,826           1,842,583
Elmwood I (FL)                                  -              5,064               163,389             1,475,562           1,638,951
Elmwood II (FL)                                 -              1,787               179,743             1,619,478           1,799,221
Emerald Bay                                 1,600            766,134             2,161,600            14,316,102          16,477,702
Emerald Place                               2,100            658,459               956,500             9,268,058          10,224,558
Emerson Place Combined                      5,000            936,486            14,855,000            58,519,284          73,374,284
Enclave, The                                    -            124,309             1,500,192            19,405,708          20,905,900
English Hills                                   -            241,048             1,260,000            12,795,339          14,055,339
Esprit Del Sol                              1,200            153,817             5,111,200            12,066,862          17,178,062
Essex Place                                 3,500          2,347,676             1,835,400            18,861,261          20,696,661
Essex Place (FL)                                -            122,091             1,188,000             7,228,476           8,416,476
Estate at Quarry Lake                           -            179,131             1,963,000            19,151,668          21,114,668
Ethans Glen III                             2,400             94,857               246,500             2,316,420           2,562,920
Ethans Ridge I                              2,400            706,019             1,948,300            18,269,788          20,218,088
Ethans Ridge II                             2,635            231,760             1,468,135            13,407,993          14,876,128
Fairfield Combined                         10,200            187,599             6,510,200            39,612,765          46,122,965
Fairland Gardens                                -            370,801             6,000,000            20,349,202          26,349,202
Falls                                           -            170,773             1,440,000             8,616,551          10,056,551
Farmington Gates                            4,098            478,095               973,798             9,264,274          10,238,072
Farnham Park                                  600            158,866             1,512,600            14,393,284          15,905,884
Fernbrook Townhomes                         4,100                  -               580,100             6,683,693           7,263,793
Fielder Crossing                            4,100             39,730               718,100             3,975,183           4,693,283
Firdale Village                                 -            499,849             2,279,400            20,995,897          23,275,297
Fireside Park                                   -             82,030             4,248,000            10,181,316          14,429,316
Forest Glen                                     -             12,777               161,548             1,466,713           1,628,262
Forest Place                                    -            235,685             1,708,000             8,847,714          10,555,714
Forest Ridge I & II                        23,400          1,254,610             2,362,700            22,521,183          24,883,883
Forest Valley                                   -            197,987               590,000             5,508,315           6,098,315
Forest Village                                  -              3,762               224,022             2,019,958           2,243,980
Forsythia Court (KY)                            -              4,253               279,450             2,519,306           2,798,756
Forsythia Court (MD)                            -              2,310               251,955             2,269,907           2,521,862
Forsythia Court II (MD)                         -              4,356               239,834             2,162,858           2,402,691
Fountain Creek                                500            423,043               686,500             6,600,963           7,287,463
Fountain Place I                            5,168            503,200             2,405,068            22,181,809          24,586,877
Fountain Place II                           4,850            205,532             1,231,350            11,292,939          12,524,289
Fountainhead Combined                           -          1,344,210             3,617,449            15,475,596          19,093,045
Fountains at Flamingo                       2,200            782,801             3,183,100            29,432,877          32,615,977
Four Lakes                                      -          8,785,388             2,465,000            21,876,987          24,341,987
Four Lakes 5                                    -          1,397,362               600,000            20,115,295          20,715,295
Fox Run (WA)                                1,200            569,763               639,700             6,330,175           6,969,875
Foxchase                                      200            549,368               781,700             8,170,564           8,952,264
Foxcroft                                    3,400            180,361               523,400             4,707,770           5,231,170
Foxhaven                                        -              3,619               256,821             2,315,007           2,571,828
Foxton (MI)                                     -              3,896               156,363             1,411,159           1,567,521
Foxton II (OH)                                  -              5,268               165,806             1,497,518           1,663,324
Garden Court                                    -              4,343               351,532             3,168,128           3,519,660
Garden Lake                                 2,400            319,603             1,466,900            13,506,319          14,973,219
Garden Terrace I                                -              4,504                93,144               842,799             935,943
Garden Terrace II                               -              9,394                97,120               883,471             980,591
Gatehouse at Pine Lake                     10,400            514,172             1,896,600            17,584,967          19,481,567
Gatehouse on the Green                     11,400            637,607             2,228,200            20,693,877          22,922,077
Gates at Carlson Center                     5,200            638,657             4,355,200            24,441,474          28,796,674
Gates of Redmond                              500            266,081             2,306,100            12,388,087          14,694,187
Gateway Villas                                  -             88,014             1,431,048            15,014,847          16,445,895
Geary Court Yard                            3,000            219,655             1,722,400            15,825,925          17,548,325



                                                                                   LIFE USED TO
                                                                                      COMPUTE
 DESCRIPTION                                                                       DEPRECIATION IN
----------------------------------------------------------------------------------
                                           ACCUMULATED              DATE OF         LATEST INCOME
APARTMENT NAME                            DEPRECIATION           CONSTRUCTION       STATEMENT (C)
----------------------------------------------------------------------------------
Elmtree Park I                            (13,162)                1986               30 Years
Elmtree Park II                            (9,742)                1987               30 Years
Elmwood (GA)                              (14,713)                1984               30 Years
Elmwood I (FL)                            (13,308)                1984               30 Years
Elmwood II (FL)                           (14,376)                1984               30 Years
Emerald Bay                            (1,107,336)                1972               30 Years
Emerald Place                          (2,146,222)                1988               30 Years
Emerson Place Combined                 (3,413,919)                1962               30 Years
Enclave, The                           (1,389,414)                1994               30 Years
English Hills                            (602,187)                1984               30 Years
Esprit Del Sol                           (595,282)                1986               30 Years
Essex Place                            (4,115,387)              1970-84              30 Years
Essex Place (FL)                         (334,076)                1989               30 Years
Estate at Quarry Lake                    (865,054)                1995               30 Years
Ethans Glen III                          (183,034)                1990               30 Years
Ethans Ridge I                         (1,431,763)                1988               30 Years
Ethans Ridge II                        (1,024,418)                1990               30 Years
Fairfield Combined                     (2,423,749)                1996               30 Years
Fairland Gardens                         (582,927)                1981               30 Years
Falls                                    (414,270)                1985               30 Years
Farmington Gates                         (723,242)                1976               30 Years
Farnham Park                             (989,376)                1996               30 Years
Fernbrook Townhomes                      (328,876)                1993               30 Years
Fielder Crossing                         (230,318)                1980               30 Years
Firdale Village                        (2,040,106)                1986               30 Years
Fireside Park                            (362,944)                1961               30 Years
Forest Glen                               (13,625)                1986               30 Years
Forest Place                             (439,668)                1985               30 Years
Forest Ridge I & II                    (3,355,354)              1984/85              30 Years
Forest Valley                            (581,196)                1983               30 Years
Forest Village                            (18,298)                1983               30 Years
Forsythia Court (KY)                      (22,721)                1985               30 Years
Forsythia Court (MD)                      (20,235)                1986               30 Years
Forsythia Court II (MD)                   (19,421)                1987               30 Years
Fountain Creek                         (1,204,197)                1984               30 Years
Fountain Place I                       (1,673,205)                1989               30 Years
Fountain Place II                        (840,451)                1989               30 Years
Fountainhead Combined                  (6,874,617)             1985/1987             30 Years
Fountains at Flamingo                  (5,583,649)              1989-91              30 Years
Four Lakes                            (11,901,961)             1968/1988*            30 Years
Four Lakes 5                           (7,936,713)             1968/1988*            30 Years
Fox Run (WA)                           (1,374,796)                1988               30 Years
Foxchase                                 (851,504)                1983               30 Years
Foxcroft                                 (324,960)             1977/1979             30 Years
Foxhaven                                  (21,160)                1986               30 Years
Foxton (MI)                               (12,682)                1983               30 Years
Foxton II (OH)                            (13,965)                1983               30 Years
Garden Court                              (28,179)                1988               30 Years
Garden Lake                            (1,136,899)                1991               30 Years
Garden Terrace I                           (8,090)                1981               30 Years
Garden Terrace II                          (8,688)                1982               30 Years
Gatehouse at Pine Lake                 (2,031,874)                1990               30 Years
Gatehouse on the Green                 (2,382,963)                1990               30 Years
Gates at Carlson Center                (1,573,137)                1989               30 Years
Gates of Redmond                       (1,083,369)                1979               30 Years
Gateway Villas                         (1,081,046)                1995               30 Years
Geary Court Yard                       (1,148,571)                1990               30 Years


                       EQUITY RESIDENTIAL PROPERTIES TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999




                                                                                                      INITIAL COST TO
                          DESCRIPTION                                                                     COMPANY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               BUILDING &
APARTMENT NAME                         LOCATION                      ENCUMBRANCES              LAND             FIXTURES
------------------------------------------------------------------------------------------------------------------------------------
Gentian Oaks                            Columbus, GA                       1,203,778             169,268            1,523,416
Georgian Woods Combined (REIT)          Wheaton, MD                       18,590,806           5,034,000           28,817,818
Glen Arm Manor                          Albany, GA                         1,167,058             166,498            1,498,486
Glen Eagle                              Greenville, SC                             -             833,500            7,523,244
GlenGarry Club                          Bloomingdale, IL                          (Q)          3,125,000           15,807,889
Glenlake                                Glendale Heights. IL              14,845,000           5,040,000           16,671,970
Glenridge                               Colorado Springs, CO                      (F)            884,688            4,650,939
Glenview                                Huntsville, AL                     1,647,376             184,451            1,660,061
Glenwood Village                        Macon, GA                          1,096,813             167,779            1,510,009
Governor's Pointe                       Roswell, GA                               (E)          3,744,000           24,520,965
Granada Highlands                       Malden, MA                                 -          28,210,000           99,956,182
Grandview I & II                        Las Vegas, NV                              -           2,325,600           15,527,187
Greenbriar Glen                         Altlanta, GA                       1,538,287             227,701            2,049,311
Greengate                               Marietta, GA                               -             132,979            1,526,005
Greenglen (Day)                         Dayton, OH                         1,141,512             204,289            1,838,604
Greenglen II (Lim)                      Lima, OH                             891,704              87,335              786,015
Greenglen II (Tol)                      Toledo, OH                           814,863             162,264            1,460,373
Greenhaven                              Union City, CA                    10,857,291           7,500,000           15,210,399
Greenhouse - Frey Road                  Atlanta, GA                               (S)          2,464,900           22,187,443
Greenhouse - Holcomb Bridge             Atlanta, GA                               (S)          2,142,400           19,291,427
Greenhouse - Roswell                    Atlanta, GA                               (S)          1,217,500           10,974,727
Greentree 1                             Glen Burnie, MD                   11,761,074           3,912,968           11,799,657
Greentree 2                             Glen Burnie, MD                            -           2,700,000            8,261,634
Greentree 3                             Glen Burnie, MD                    7,245,399           2,380,443            7,294,085
Greenwich Woods                         Silver Spring, MD                 18,426,770           3,095,700           29,226,035
Greenwood Village                       Tempe, AZ                                 (O)          2,118,781           17,274,216
Grey Eagle                              Greenville, SC                             -             725,200            6,547,650
Greystone                               Atlanta, GA                                -           2,250,000            5,207,079
Gwinnett Crossing                       Duluth, GA                                 -           2,632,000           32,016,496
Hall Place                              Quincy, MA                                 -           3,150,000            5,121,950
Hammock's Place                         Miami, FL                                 (F)            319,080           12,513,467
Hampshire Court                         Ft. Wayne, IN                              -             101,297              911,672
Hampshire II                            Cleveland, OH                     860,000.00             126,231            1,136,082
Hamptons                                Tacoma, WA                         5,857,832           1,119,200           10,075,844
Harbinwood                              Atlanta, GA                        1,627,164             236,761            2,130,849
Harbor Pointe                           Milwaukee, WI                     12,000,000           2,975,000           22,096,546
Harborview                              San Pedro, CA                     12,104,725           6,400,000           12,633,175
Harrison Park                           Tucson, AZ                                (O)          1,265,094           16,342,322
Hartwick                                Anderson, IN                         727,948             123,791            1,114,115
Harvest Grove                           Conyers, GA                                -             752,000           18,717,899
Harvest Grove I                         Columbus, OH                       1,637,684             170,334            1,533,007
Harvest Grove II                        Columbus, OH                       1,076,969             148,792            1,339,124
Hatcherway                              Jacksonville, GA                     745,042              96,885              871,969
Hathaway                                Long Beach, CA                             -           2,512,200           22,611,912
Hayfield Park                           Cincinnati, KY                     1,577,277             261,457            2,353,111
Haywood Pointe                          Greenville, SC                             -             480,000            9,163,271
Hearthstone                             San Antonio, TX                            -           1,035,700            3,525,388
Heathmoore (Eva)                        Evansville, IN                     1,155,071             162,375            1,461,371
Heathmoore (KY)                         Louisville, KY                       927,105             156,840            1,411,559
Heathmoore (MI)                         Detriot, MI                        1,725,257             227,105            2,043,945
Heathmoore I (IN)                       Indianapolis, IN                   1,229,295             144,557            1,301,010
Heathmoore I (MI)                       Detriot, MI                        1,564,304             232,064            2,088,575
Heathmoore II (MI)                      Detriot, MI                          918,553             170,433            1,533,893
Heritage, The                           Phoenix, AZ                               (O)          1,211,205           13,136,903
Heron Cove                              Coral Springs, FL                          -             823,000            8,114,762
Heron Landing (J)                       Lauderhill, FL                             -             707,100            6,406,776
Heron Pointe                            Boynton Beach, FL                          -           1,546,700            7,804,414


                                           COST CAPITALIZED
                                               SUBSEQUENT TO                         GROSS AMOUNT CARRIED
                                               ACQUISITION                               AT CLOSE OF
       DESCRIPTION                         (IMPROVEMENTS, NET) (I)                     PERIOD 12/31/99
------------------------------------------------------------------------------------------------------------------------------------
                                                         BUILDING &                                  BUILDING &
APARTMENT NAME                             LAND           FIXTURES                 LAND             FIXTURES (A)           TOTAL (B)
------------------------------------------------------------------------------------------------------------------------------------
Gentian Oaks                                    -              2,617               169,268             1,526,034           1,695,302
Georgian Woods Combined (REIT)              4,400          1,956,090             5,038,400            30,773,909          35,812,309
Glen Arm Manor                                  -              5,299               166,498             1,503,786           1,670,284
Glen Eagle                                  2,400            138,654               835,900             7,661,897           8,497,797
GlenGarry Club                              4,700            750,843             3,129,700            16,558,731          19,688,431
Glenlake                                    1,700            572,258             5,041,700            17,244,228          22,285,928
Glenridge                                     100            607,958               884,788             5,258,897           6,143,685
Glenview                                        -             22,546               184,451             1,682,607           1,867,058
Glenwood Village                                -              8,499               167,779             1,518,508           1,686,287
Governor's Pointe                           2,600            813,249             3,746,600            25,334,214          29,080,814
Granada Highlands                               -           (138,357)           28,210,000            99,817,825         128,027,825
Grandview I & II                            7,700            233,024             2,333,300            15,760,211          18,093,511
Greenbriar Glen                                 -              5,965               227,701             2,055,276           2,282,977
Greengate                                       -          1,349,931               132,979             2,875,936           3,008,915
Greenglen (Day)                                 -              5,377               204,289             1,843,980           2,048,270
Greenglen II (Lim)                              -              1,024                87,335               787,039             874,374
Greenglen II (Tol)                              -              2,255               162,264             1,462,628           1,624,891
Greenhaven                                  7,000            147,711             7,507,000            15,358,110          22,865,110
Greenhouse - Frey Road                      2,300          1,629,230             2,467,200            23,816,673          26,283,873
Greenhouse - Holcomb Bridge                   900          1,429,246             2,143,300            20,720,674          22,863,974
Greenhouse - Roswell                        2,500          1,023,254             1,220,000            11,997,982          13,217,982
Greentree 1                                     -            195,706             3,912,968            11,995,363          15,908,331
Greentree 2                                     -             72,591             2,700,000             8,334,225          11,034,225
Greentree 3                                     -             62,104             2,380,443             7,356,189           9,736,632
Greenwich Woods                             5,300          2,496,472             3,101,000            31,722,507          34,823,507
Greenwood Village                               -            468,585             2,118,781            17,742,801          19,861,582
Grey Eagle                                  2,400            126,075               727,600             6,673,725           7,401,325
Greystone                                   2,000            345,842             2,252,000             5,552,921           7,804,921
Gwinnett Crossing                               -            331,101             2,632,000            32,347,597          34,979,597
Hall Place                                    800             30,725             3,150,800             5,152,674           8,303,474
Hammock's Place                               100            684,686               319,180            13,198,153          13,517,333
Hampshire Court                                 -              1,812               101,297               913,484           1,014,780
Hampshire II                                    -              2,529               126,231             1,138,612           1,264,843
Hamptons                                        -            250,024             1,119,200            10,325,869          11,445,069
Harbinwood                                      -              5,012               236,761             2,135,861           2,372,622
Harbor Pointe                               4,800            937,057             2,979,800            23,033,603          26,013,403
Harborview                                  2,500            260,840             6,402,500            12,894,015          19,296,515
Harrison Park                                   -            219,481             1,265,094            16,561,803          17,826,897
Hartwick                                        -              8,316               123,791             1,122,431           1,246,222
Harvest Grove                                   -            155,391               752,000            18,873,290          19,625,290
Harvest Grove I                                 -              2,826               170,334             1,535,832           1,706,166
Harvest Grove II                                -              4,038               148,792             1,343,162           1,491,953
Hatcherway                                      -              4,129                96,885               876,098             972,984
Hathaway                                      300            747,836             2,512,500            23,359,748          25,872,248
Hayfield Park                                   -              2,958               261,457             2,356,069           2,617,526
Haywood Pointe                                  -             95,060               480,000             9,258,331           9,738,331
Hearthstone                                   200            674,597             1,035,900             4,199,985           5,235,885
Heathmoore (Eva)                                -              3,232               162,375             1,464,603           1,626,977
Heathmoore (KY)                                 -              3,290               156,840             1,414,848           1,571,688
Heathmoore (MI)                                 -              2,156               227,105             2,046,102           2,273,207
Heathmoore I (IN)                               -              5,939               144,557             1,306,950           1,451,506
Heathmoore I (MI)                               -              3,353               232,064             2,091,928           2,323,992
Heathmoore II (MI)                              -              3,534               170,433             1,537,427           1,707,860
Heritage, The                                   -             91,266             1,211,205            13,228,170          14,439,375
Heron Cove                                      -            578,453               823,000             8,693,215           9,516,215
Heron Landing (J)                           4,700            469,761               711,800             6,876,537           7,588,337
Heron Pointe                                    -            538,442             1,546,700             8,342,856           9,889,556



                                                                                         LIFE USED TO
                                                                                           COMPUTE
   DESCRIPTION                                                                         DEPRECIATION IN
--------------------------------------------------------------------------------------  LATEST INCOME
                                               ACCUMULATED              DATE OF         STATEMENT (C)
APARTMENT NAME                                DEPRECIATION           CONSTRUCTION
--------------------------------------------------------------------------------------
Gentian Oaks                                  (13,817)                1985               30 Years
Georgian Woods Combined (REIT)             (4,708,939)                1967               30 Years
Glen Arm Manor                                (13,819)                1986               30 Years
Glen Eagle                                   (657,971)                1990               30 Years
GlenGarry Club                             (1,077,078)                1989               30 Years
Glenlake                                   (1,341,810)                1988               30 Years
Glenridge                                  (1,393,882)                1985               30 Years
Glenview                                      (15,893)                1986               30 Years
Glenwood Village                              (14,184)                1986               30 Years
Governor's Pointe                          (2,071,813)             1982-1986             30 Years
Granada Highlands                            (616,003)                1972               30 Years
Grandview I & II                             (919,023)                1980               30 Years
Greenbriar Glen                               (18,554)                1988               30 Years
Greengate                                  (1,780,427)                1971               30 Years
Greenglen (Day)                               (16,738)                1983               30 Years
Greenglen II (Lim)                             (7,469)                1981               30 Years
Greenglen II (Tol)                            (13,234)                1982               30 Years
Greenhaven                                   (791,410)                1983               30 Years
Greenhouse - Frey Road                     (4,903,879)                1985               30 Years
Greenhouse - Holcomb Bridge                (4,363,006)                1985               30 Years
Greenhouse - Roswell                       (2,525,185)                1985               30 Years
Greentree 1                                  (240,618)                1973               30 Years
Greentree 2                                  (136,124)                1973               30 Years
Greentree 3                                  (143,473)                1973               30 Years
Greenwich Woods                            (6,410,863)                1967               30 Years
Greenwood Village                          (1,349,731)                1984               30 Years
Grey Eagle                                   (567,982)                1991               30 Years
Greystone                                    (334,766)                1960               30 Years
Gwinnett Crossing                          (1,483,650)              1989/90              30 Years
Hall Place                                   (198,701)                1998               30 Years
Hammock's Place                            (3,089,391)                1986               30 Years
Hampshire Court                                (8,413)                1982               30 Years
Hampshire II                                  (10,487)                1981               30 Years
Hamptons                                   (1,031,315)                1991               30 Years
Harbinwood                                    (19,145)                1985               30 Years
Harbor Pointe                              (1,608,231)             1970/1990             30 Years
Harborview                                 (1,337,178)                1985               30 Years
Harrison Park                              (1,256,808)                1985               30 Years
Hartwick                                      (10,246)                1982               30 Years
Harvest Grove                                (872,861)                1986               30 Years
Harvest Grove I                               (14,069)                1986               30 Years
Harvest Grove II                              (12,252)                1987               30 Years
Hatcherway                                     (8,439)                1986               30 Years
Hathaway                                   (3,763,231)                1987               30 Years
Hayfield Park                                 (21,110)                1986               30 Years
Haywood Pointe                               (435,792)                1985               30 Years
Hearthstone                                (1,101,530)                1982               30 Years
Heathmoore (Eva)                              (13,526)                1984               30 Years
Heathmoore (KY)                               (12,914)                1983               30 Years
Heathmoore (MI)                               (18,315)                1983               30 Years
Heathmoore I (IN)                             (11,949)                1983               30 Years
Heathmoore I (MI)                             (18,517)                1986               30 Years
Heathmoore II (MI)                            (13,772)                1986               30 Years
Heritage, The                                (968,755)                1995               30 Years
Heron Cove                                 (1,838,946)                1987               30 Years
Heron Landing (J)                          (1,099,485)                1988               30 Years
Heron Pointe                                 (849,081)                1989               30 Years


                       EQUITY RESIDENTIAL PROPERTIES TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999




                                                                                                      INITIAL COST TO
                          DESCRIPTION                                                                    COMPANY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               BUILDING &
APARTMENT NAME                         LOCATION                      ENCUMBRANCES              LAND             FIXTURES
------------------------------------------------------------------------------------------------------------------------------------
Heron Pointe (Atl)                      Jacksonville, Fl                   1,610,460             214,332            1,928,989
Heron Run                               Plantation, FL                             -             917,800            9,006,476
Hickory Creek                           Richmond, VA                               -           1,323,000           18,520,609
Hickory Mill                            Columbus, OH                       1,055,961             161,714            1,455,430
Hickory Mill I                          Charleston, WV                       934,166             129,187            1,162,681
Hickory Place                           Gainesville, GL                    1,338,750             192,453            1,732,080
Hickory Ridge                           Greenville, SC                             -             285,800            2,591,930
Hidden Acres                            Sarasota, FL                       1,646,801             253,139            2,278,249
Hidden Lakes                            Haltom City, TX                            -           1,872,000           20,242,109
Hidden Oaks                             Cary, NC                                   -           1,176,200           10,614,135
Hidden Palms                            Tampa, FL                                 (E)          2,048,000            6,380,289
Hidden Pines                            Orlando, FL                           19,562             176,308            1,586,772
Hidden Valley Club                      Ann Arbor, MI                              -             915,000            7,342,020
High Points                             St. Petersburg, FL                 1,056,641             222,308            2,000,769
Highland Creste                         Seattle, WA                                -             935,200            8,415,391
Highland Grove                          Stone Mt., GA                              -           1,665,700           15,010,714
Highland Point                          Denver, CO                         9,886,746           1,631,900           14,684,439
Highline Oaks                           Denver, CO                         7,100,000           1,055,000            9,748,823
Hillcrest Villas                        Ft. Walton Bch., FL                  978,813             141,603            1,274,427
Hillside Manor                          Albany, GA                           611,803             102,632              923,690
Hillside Trace                          Tampa, FL                          1,058,133             138,888            1,249,992
Hollows                                 Columbia, SC                               -             450,000            8,835,008
Holly Park                              Columbus, GA                         790,970             138,418            1,245,760
Holly Ridge                             Miami, FL                                  -             295,596            2,660,361
Holly Sands I                           Ft. Walton Bch.,FL                 1,373,631             190,942            1,718,481
Holly Sands II                          Ft. Walton Bch., FL                1,037,680             124,578            1,121,198
Hollyview                               Silver Springs, MD                         -             189,000            1,506,539
Horizon Place                           Tampa, FL                         12,475,333           2,128,000           12,086,937
Hunt Club                               Charlotte, NC                              -           1,090,000           17,992,887
Hunter Glen (IL)                        Springfield, IL                      956,507             158,197            1,423,776
Hunter's Glen                           Chesterfield, MO                           -             913,500            8,230,595
Hunter's Green                          Fort Worth, TX                            (F)            524,200            3,653,481
Hunters Ridge/South Pointe              St. Louis, MO                     18,630,250           1,950,000           17,570,346
Huntington Hollow                       Tulsa, OK                                  -             668,600            6,018,259
Huntington Park                         Everett, WA                                -           1,594,500           14,748,864
Idlewood                                Indianapolis, IN                           -           2,560,000           11,473,589
Independence Village                    Columbus, OH                               -             226,988            2,042,891
Indian Bend                             Phoenix, AZ                                -           1,072,500            9,675,133
Indian Lake I                           Atlanta, GA                        4,207,504             839,669            7,557,017
Indian Tree                             Arvada, CO                                 -             881,125            4,552,815
Indigo Plantation                       Daytona Beach, FL                          -           1,520,000           14,650,246
Indigo Springs                          Kent, WA                           7,740,381           1,270,000           11,446,902
Ingleside, The                          Phoenix, AZ                                -           1,203,600           10,685,212
Iris Glen                               Atlanta, GA                        1,785,000             270,458            2,434,122
Ironwood at the Ranch                   Wesminster, CO                     5,808,479           1,493,300           13,439,305
Isle at Arrowhead Ranch                 Glendale, AZ                               -           1,650,237           19,533,715
Ivy Place (K)                           Atlanta, GA                                -             793,200            7,228,257
James Street Crossing                   Kent, WA                          16,395,379           2,078,600           18,738,034
Jefferson at Walnut Creek               Austin, TX                                (E)          2,736,000           14,598,337
Jefferson Way I                         Jacksonville, Fl                   1,028,679             147,799            1,330,189
Junipers at Yarmouth                    Yarmouth, ME                               -           1,350,000            7,861,966
Jupiter Cove I                          W. Palm Beach, FL                  1,637,684             233,932            2,105,392
Jupiter Cove III                        W. Palm Beach, FL                  1,723,290             242,010            2,178,090
Kempton Downs                           Gresham, OR                                -           1,182,200           10,943,372
Ketwood                                 Dayton, OH                         1,605,298             266,443            2,397,989
Keystone                                Austin, TX                         2,789,477             498,000            4,487,295
Kimmerly Glen                           Charlotte, NC                              -           1,040,000           12,406,969


                                          COST CAPITALIZED
                                              SUBSEQUENT TO                         GROSS AMOUNT CARRIED
                                              ACQUISITION                               AT CLOSE OF
   DESCRIPTION                            (IMPROVEMENTS, NET) (I)                     PERIOD 12/31/99
-----------------------------------------------------------------------------------------------------------------------------------
                                                        BUILDING &                                  BUILDING &
APARTMENT NAME                            LAND           FIXTURES                 LAND             FIXTURES (A)          TOTAL (B)
-----------------------------------------------------------------------------------------------------------------------------------
Heron Pointe (Atl)                             -              6,523               214,332             1,935,511           2,149,844
Heron Run                                      -            806,918               917,800             9,813,395          10,731,195
Hickory Creek                                  -            235,832             1,323,000            18,756,441          20,079,441
Hickory Mill                                   -             13,342               161,714             1,468,772           1,630,486
Hickory Mill I                                 -                931               129,187             1,163,612           1,292,799
Hickory Place                                  -                439               192,453             1,732,519           1,924,973
Hickory Ridge                              2,400            125,220               288,200             2,717,150           3,005,350
Hidden Acres                                   -             10,113               253,139             2,288,362           2,541,501
Hidden Lakes                                   -             87,354             1,872,000            20,329,463          22,201,463
Hidden Oaks                                2,400            965,785             1,178,600            11,579,921          12,758,521
Hidden Palms                               1,600            407,995             2,049,600             6,788,284           8,837,884
Hidden Pines                                   -              2,970               176,308             1,589,741           1,766,049
Hidden Valley Club                             -          1,395,871               915,000             8,737,891           9,652,891
High Points                                    -              6,383               222,308             2,007,152           2,229,460
Highland Creste                                -            385,329               935,200             8,800,720           9,735,920
Highland Grove                             2,400            213,174             1,668,100            15,223,889          16,891,989
Highland Point                                 -            342,409             1,631,900            15,026,848          16,658,748
Highline Oaks                              2,400            337,844             1,057,400            10,086,666          11,144,066
Hillcrest Villas                               -             13,721               141,603             1,288,148           1,429,751
Hillside Manor                                 -              5,484               102,632               929,173           1,031,806
Hillside Trace                                 -              8,214               138,888             1,258,206           1,397,094
Hollows                                        -             67,279               450,000             8,902,286           9,352,286
Holly Park                                     -              9,271               138,418             1,255,031           1,393,449
Holly Ridge                                    -              4,627               295,596             2,664,988           2,960,583
Holly Sands I                                  -             13,513               190,942             1,731,994           1,922,936
Holly Sands II                                 -              2,297               124,578             1,123,495           1,248,072
Hollyview                                  2,400             33,512               191,400             1,540,051           1,731,451
Horizon Place                                  -            254,270             2,128,000            12,341,207          14,469,207
Hunt Club                                      -            196,881             1,090,000            18,189,769          19,279,769
Hunter Glen (IL)                               -              2,428               158,197             1,426,204           1,584,402
Hunter's Glen                              1,700            545,410               915,200             8,776,005           9,691,205
Hunter's Green                               100            698,698               524,300             4,352,179           4,876,479
Hunters Ridge/South Pointe                 5,600          1,115,090             1,955,600            18,685,436          20,641,036
Huntington Hollow                              -            186,853               668,600             6,205,112           6,873,712
Huntington Park                            3,000            292,087             1,597,500            15,040,951          16,638,451
Idlewood                                   1,800            528,947             2,561,800            12,002,536          14,564,336
Independence Village                           -              9,506               226,988             2,052,397           2,279,385
Indian Bend                                3,200          1,397,968             1,075,700            11,073,101          12,148,801
Indian Lake I                                  -             25,941               839,669             7,582,957           8,422,626
Indian Tree                                  100            871,891               881,225             5,424,706           6,305,931
Indigo Plantation                              -             98,980             1,520,000            14,749,225          16,269,225
Indigo Springs                               500            648,933             1,270,500            12,095,835          13,366,335
Ingleside, The                                 -             72,304             1,203,600            10,757,516          11,961,116
Iris Glen                                      -              6,212               270,458             2,440,334           2,710,792
Ironwood at the Ranch                          -            226,423             1,493,300            13,665,728          15,159,028
Isle at Arrowhead Ranch                        -            120,568             1,650,237            19,654,283          21,304,520
Ivy Place (K)                              9,750            323,819               802,950             7,552,076           8,355,026
James Street Crossing                      2,654            324,912             2,081,254            19,062,945          21,144,199
Jefferson at Walnut Creek                  1,600            203,494             2,737,600            14,801,831          17,539,431
Jefferson Way I                                -              4,695               147,799             1,334,883           1,482,682
Junipers at Yarmouth                       5,700            417,354             1,355,700             8,279,320           9,635,020
Jupiter Cove I                                 -             12,397               233,932             2,117,789           2,351,722
Jupiter Cove III                               -              3,615               242,010             2,181,705           2,423,715
Kempton Downs                             35,149          1,012,310             1,217,349            11,955,682          13,173,031
Ketwood                                        -             11,007               266,443             2,408,996           2,675,439
Keystone                                     500            695,837               498,500             5,183,133           5,681,633
Kimmerly Glen                                  -             93,533             1,040,000            12,500,502          13,540,502




                                                                                    LIFE USED TO
  DESCRIPTION                                                                          COMPUTE
----------------------------------------------------------------------------------- DEPRECIATION IN
                                            ACCUMULATED              DATE OF         LATEST INCOME
APARTMENT NAME                             DEPRECIATION           CONSTRUCTION       STATEMENT (C)
---------------------------------------------------------------------------------------------------
Heron Pointe (Atl)                         (17,926)                1986               30 Years
Heron Run                               (2,059,502)                1987               30 Years
Hickory Creek                             (865,310)                1984               30 Years
Hickory Mill                               (13,515)                1980               30 Years
Hickory Mill I                             (10,517)                1983               30 Years
Hickory Place                              (15,620)                1983               30 Years
Hickory Ridge                             (244,413)                1968               30 Years
Hidden Acres                               (21,345)                1987               30 Years
Hidden Lakes                              (909,260)                1996               30 Years
Hidden Oaks                               (987,908)                1988               30 Years
Hidden Palms                              (621,560)                1986               30 Years
Hidden Pines                               (14,253)                1981               30 Years
Hidden Valley Club                      (5,271,915)                1973               30 Years
High Points                                (18,484)                1986               30 Years
Highland Creste                           (931,911)                1989               30 Years
Highland Grove                          (1,255,285)                1988               30 Years
Highland Point                          (1,455,251)                1984               30 Years
Highline Oaks                             (952,996)                1986               30 Years
Hillcrest Villas                           (12,065)                1985               30 Years
Hillside Manor                              (8,871)                1985               30 Years
Hillside Trace                             (11,706)                1987               30 Years
Hollows                                   (419,929)                1987               30 Years
Holly Park                                 (11,912)                1985               30 Years
Holly Ridge                                (23,909)                1986               30 Years
Holly Sands I                              (15,944)                1985               30 Years
Holly Sands II                             (10,289)                1986               30 Years
Hollyview                                 (125,799)                1965               30 Years
Horizon Place                             (586,978)                1985               30 Years
Hunt Club                                 (829,308)                1990               30 Years
Hunter Glen (IL)                           (13,004)                1987               30 Years
Hunter's Glen                           (1,163,664)                1985               30 Years
Hunter's Green                          (1,229,116)                1981               30 Years
Hunters Ridge/South Pointe              (1,866,301)             1986-1987             30 Years
Huntington Hollow                         (682,525)                1981               30 Years
Huntington Park                         (3,240,823)                1991               30 Years
Idlewood                                (1,036,708)                1991               30 Years
Independence Village                       (19,419)                1978               30 Years
Indian Bend                             (2,382,653)                1973               30 Years
Indian Lake I                              (67,778)                1987               30 Years
Indian Tree                             (1,553,220)                1983               30 Years
Indigo Plantation                         (681,686)                1989               30 Years
Indigo Springs                          (1,354,595)                1991               30 Years
Ingleside, The                            (770,952)                1995               30 Years
Iris Glen                                  (21,884)                1984               30 Years
Ironwood at the Ranch                   (1,318,351)                1986               30 Years
Isle at Arrowhead Ranch                 (1,429,829)                1996               30 Years
Ivy Place (K)                           (1,041,136)                1978               30 Years
James Street Crossing                   (1,434,987)                1989               30 Years
Jefferson at Walnut Creek               (1,220,695)                1994               30 Years
Jefferson Way I                            (12,134)                1987               30 Years
Junipers at Yarmouth                      (870,172)                1970               30 Years
Jupiter Cove I                             (18,963)                1987               30 Years
Jupiter Cove III                           (19,306)                1987               30 Years
Kempton Downs                           (2,233,649)                1990               30 Years
Ketwood                                    (21,828)                1979               30 Years
Keystone                                (1,100,519)                1981               30 Years
Kimmerly Glen                             (579,229)                1986               30 Years


                       EQUITY RESIDENTIAL PROPERTIES TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999



                                                                                                         INITIAL COST TO
                  DESCRIPTION                                                                               COMPANY
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               BUILDING &
APARTMENT NAME                          LOCATION                      ENCUMBRANCES             LAND             FIXTURES
----------------------------------------------------------------------------------------------------------------------------------
Kings Colony                            Savannah, GA                       2,084,325             230,149            2,071,343
Kingsport                               Alexandria, VA                             -           1,262,250           12,479,294
Kirby Place                             Houston, TX                               (E)          3,620,000           25,914,555
Knox Landing                            Knoxville, TN                      1,551,481             158,589            1,427,298
La Costa Brava (ORL)                    Orlando, FL                                -             206,626            4,610,502
La Mariposa                             Mesa, AZ                                  (O)          2,047,539           12,466,128
La Mirage                               San Diego, CA                              -          34,895,200           93,909,311
La Reserve                              Oro Valley, AZ                            (O)          3,264,562            4,936,546
La Tour Fontaine                        Houston, TX                        9,610,482           2,916,000           15,917,178
La Valencia                             Mesa, AZ                                   -           3,553,350           20,542,396
Ladera                                  Mesa, AZ                          10,906,931           2,978,879           20,640,453
Lake in the Woods (MI)                  Ypsilanti, MI                              -           1,859,625           18,283,831
Lake Point                              Charlotte, NC                              -           1,058,975           13,587,338
Lakes at Vinings                        Atlanta, GA                       22,200,684           6,496,000           21,857,927
Lakeshore at Preston                    Plano, TX                         12,933,907           3,322,000           15,211,713
Lakeshore I (GA)                        Chattanooga, TN                    1,236,015             169,375            1,524,375
Lakeville Resort                        Petaluma, CA                      20,367,547           2,734,100           24,610,651
Lakewood Greens                         Dallas, TX                         8,293,081           2,016,000            9,032,159
Lakewood Oaks                           Dallas, TX                                 -           1,630,200           14,686,192
Lamplight Court                         Columbus, OH                               -              70,517              634,654
Landera                                 San Antonio, TX                            -             766,300            6,896,811
Landings (FL), The                      Winterhaven, FL                      716,235             130,953            1,178,580
Landings (TN)                           Memphis, TN                                -           1,314,000           14,090,109
Larkspur I (Hil)                        Columbus, OH                         993,689             179,628            1,616,653
Larkspur I (Mor)                        Dayton, OH                           452,555              55,416              498,745
Larkspur II                             Dayton, OH                                 -              29,908              269,168
Larkspur Woods                          Sacramento, CA                            (E)          5,800,000           14,539,036
Laurel Bay                              Detroit, MI                          859,412             186,004            1,674,035
Laurel Court                            Toledo, OH                         1,116,603             135,736            1,221,621
Laurel Gardens                          Coral Springs, FL                          -           4,800,000           25,942,631
Laurel Glen                             Atlanta, GA                        1,701,792             289,509            2,605,582
Laurel Ridge                            Chapel Hill, NC                            -             160,000            3,594,635
Legends                                 Tucson, AZ                                 -           2,729,788           17,911,434
Lexington Farm                          Alpharetta, GA                    18,455,654           3,520,000           21,063,101
Lexington Glen                          Atlanta, GA                                -           5,760,000           40,190,507
Lexington Park                          Orlando, FL                                -           2,016,000           12,346,726
Lincoln at Defoors                      Atlanta, GA                                -           5,100,000           20,425,822
Lincoln Green I                         San Antonio, TX                            -             947,366            5,833,661
Lincoln Green I & II (CA)               Sunnyvale, CA                     12,727,505           9,048,000           18,483,642
Lincoln Green II                        San Antonio, TX                            -           1,052,340            5,212,696
Lincoln Green III                       San Antonio, TX                            -             536,010            1,828,661
Lincoln Heights                         Quincy, MA                        21,409,834           5,925,000           33,595,262
Lincoln Village I & II (CA)             Larkspur, CA                               -          17,100,000           31,399,237
Lindendale                              Columbus, OH                       1,382,143             209,159            1,882,427
Link Terrace                            Savannah, GA                         898,724             121,839            1,096,547
Little Cottonwoods                      Tempe, AZ                                 (O)          3,050,133           26,991,689
Lodge (OK), The                         Tulsa, OK                                  -             313,571            3,023,363
Lodge (TX), The                         San Antonio, TX                            -           1,363,636            8,737,564
Lofton Place                            Tampa, FL                                  -           2,240,000           16,679,214
Longfellow Place - Combined             Boston, MA                                 -          53,164,160          184,021,737
Longwood                                Decatur, GA                                -           1,452,000           13,087,837
Longwood (KY)                           Lexington,KY                         943,932             146,309            1,316,781
Madison at Cedar Springs                Dallas, TX                                 -           2,470,000           33,194,620
Madison at Chase Oaks                   Plano, TX                                  -           3,055,000           28,932,885
Madison at River Sound                  Lawrenceville, GA                          -           3,666,999           47,387,106
Madison at Round Grove                  Austin, TX                                 -           2,626,000           25,682,373
Madison at Stone Creek                  Lewisville, TX                             -           2,535,000           22,611,700










                                          COST CAPITALIZED
                                           SUBSEQUENT TO                          GROSS AMOUNT CARRIED
                                            ACQUISITION                              AT CLOSE OF
                  DESCRIPTION           (IMPROVEMENTS, NET) (I)                    PERIOD 12/31/99
-----------------------------------------------------------------------------------------------------------------------------------
                                                        BUILDING &                                BUILDING &
APARTMENT NAME                            LAND           FIXTURES                LAND            FIXTURES (A)           TOTAL (B)
-----------------------------------------------------------------------------------------------------------------------------------
Kings Colony                                     -              8,117               230,149             2,079,460         2,309,609
Kingsport                                        -            982,079             1,262,250            13,461,373        14,723,623
Kirby Place                                  1,600            258,979             3,621,600            26,173,534        29,795,134
Knox Landing                                     -              6,373               158,589             1,433,671         1,592,259
La Costa Brava (ORL)                             -          2,638,716               206,626             7,249,218         7,455,844
La Mariposa                                      -            318,757             2,047,539            12,784,885        14,832,424
La Mirage                                        -          2,665,264            34,895,200            96,574,575       131,469,775
La Reserve                                       -            218,849             3,264,562             5,155,395         8,419,957
La Tour Fontaine                                 -            107,312             2,916,000            16,024,490        18,940,490
La Valencia                                      -            678,386             3,553,350            21,220,782        24,774,132
Ladera                                           -             82,888             2,978,879            20,723,341        23,702,220
Lake in the Woods (MI)                           -          5,889,551             1,859,625            24,173,382        26,033,007
Lake Point                                       -            114,443             1,058,975            13,701,781        14,760,756
Lakes at Vinings                             2,000            209,564             6,498,000            22,067,492        28,565,492
Lakeshore at Preston                         3,800            117,521             3,325,800            15,329,235        18,655,035
Lakeshore I (GA)                                 -             34,990               169,375             1,559,365         1,728,740
Lakeville Resort                             2,400            855,402             2,736,500            25,466,053        28,202,553
Lakewood Greens                              3,600            254,494             2,019,600             9,286,654        11,306,254
Lakewood Oaks                                1,400            870,899             1,631,600            15,557,091        17,188,691
Lamplight Court                                  -             15,753                70,517               650,407           720,924
Landera                                          -            294,058               766,300             7,190,869         7,957,169
Landings (FL), The                               -             15,445               130,953             1,194,025         1,324,978
Landings (TN)                                    -            249,510             1,314,000            14,339,619        15,653,619
Larkspur I (Hil)                                 -              3,697               179,628             1,620,350         1,799,978
Larkspur I (Mor)                                 -              2,813                55,416               501,558           556,974
Larkspur II                                      -                718                29,908               269,886           299,794
Larkspur Woods                               2,900            366,134             5,802,900            14,905,170        20,708,070
Laurel Bay                                       -              2,119               186,004             1,676,154         1,862,158
Laurel Court                                     -              3,331               135,736             1,224,951         1,360,687
Laurel Gardens                                   -            258,894             4,800,000            26,201,525        31,001,525
Laurel Glen                                      -              5,312               289,509             2,610,894         2,900,403
Laurel Ridge                                22,551          1,467,459               182,551             5,062,094         5,244,644
Legends                                          -            205,304             2,729,788            18,116,738        20,846,526
Lexington Farm                               1,900            146,849             3,521,900            21,209,949        24,731,849
Lexington Glen                                   -            180,007             5,760,000            40,370,514        46,130,514
Lexington Park                                   -            314,673             2,016,000            12,661,398        14,677,398
Lincoln at Defoors                               -            154,794             5,100,000            20,580,616        25,680,616
Lincoln Green I                                  -            255,937               947,366             6,089,598         7,036,964
Lincoln Green I & II (CA)                    9,300            106,511             9,057,300            18,590,153        27,647,453
Lincoln Green II                                 -            705,958             1,052,340             5,918,654         6,970,994
Lincoln Green III                                -            273,656               536,010             2,102,317         2,638,327
Lincoln Heights                              3,400            229,981             5,928,400            33,825,243        39,753,643
Lincoln Village I & II (CA)                  7,300          2,054,383            17,107,300            33,453,620        50,560,920
Lindendale                                       -              5,305               209,159             1,887,732         2,096,890
Link Terrace                                     -              3,896               121,839             1,100,443         1,222,282
Little Cottonwoods                               -            308,845             3,050,133            27,300,534        30,350,667
Lodge (OK), The                               (200)           930,879               313,371             3,954,242         4,267,613
Lodge (TX), The                                  -            630,444             1,363,636             9,368,009        10,731,645
Lofton Place                                     -            609,388             2,240,000            17,288,602        19,528,602
Longfellow Place - Combined                      -            424,740            53,164,160           184,446,477       237,610,637
Longwood                                     2,048            518,830             1,454,048            13,606,667        15,060,715
Longwood (KY)                                    -              4,531               146,309             1,321,312         1,467,621
Madison at Cedar Springs                         -             69,228             2,470,000            33,263,848        35,733,848
Madison at Chase Oaks                            -            140,773             3,055,000            29,073,658        32,128,658
Madison at River Sound                           -             68,178             3,666,999            47,455,284        51,122,283
Madison at Round Grove                           -            145,729             2,626,000            25,828,103        28,454,103
Madison at Stone Creek                           -            150,265             2,535,000            22,761,964        25,296,964









                                                                                   LIFE USED TO
                  DESCRIPTION                                                       COMPUTE
-------------------------------------------------------------------------------- DEPRECIATION IN
                                                  ACCUMULATED          DATE OF    LATEST INCOME
APARTMENT NAME                                   DEPRECIATION        CONSTRUCTION STATEMENT (C)
------------------------------------------------------------------------------------------------
Kings Colony                                             (19,070)        1987       30 Years
Kingsport                                             (2,811,542)        1986       30 Years
Kirby Place                                           (2,033,124)        1994       30 Years
Knox Landing                                             (13,477)        1986       30 Years
La Costa Brava (ORL)                                  (4,129,893)        1967       30 Years
La Mariposa                                             (981,457)        1986       30 Years
La Mirage                                             (8,319,235)     1988/1992     30 Years
La Reserve                                              (455,305)        1988       30 Years
La Tour Fontaine                                        (696,631)        1994       30 Years
La Valencia                                           (1,610,709)        1998       30 Years
Ladera                                                (1,488,588)        1995       30 Years
Lake in the Woods (MI)                               (13,445,220)        1969       30 Years
Lake Point                                              (640,515)        1984       30 Years
Lakes at Vinings                                      (1,211,285)     1972/1975     30 Years
Lakeshore at Preston                                    (841,484)        1992       30 Years
Lakeshore I (GA)                                         (14,995)        1986       30 Years
Lakeville Resort                                      (3,060,894)        1984       30 Years
Lakewood Greens                                         (531,387)        1986       30 Years
Lakewood Oaks                                         (3,233,391)        1987       30 Years
Lamplight Court                                           (6,401)        1972       30 Years
Landera                                                 (740,084)        1983       30 Years
Landings (FL), The                                       (11,203)        1984       30 Years
Landings (TN)                                           (653,435)        1986       30 Years
Larkspur I (Hil)                                         (14,581)        1983       30 Years
Larkspur I (Mor)                                          (4,721)        1982       30 Years
Larkspur II                                               (2,535)        1984       30 Years
Larkspur Woods                                        (1,218,608)     1989/1993     30 Years
Laurel Bay                                               (15,167)        1989       30 Years
Laurel Court                                             (11,448)        1978       30 Years
Laurel Gardens                                        (1,169,799)        1989       30 Years
Laurel Glen                                              (23,262)        1986       30 Years
Laurel Ridge                                          (2,749,488)        1975       30 Years
Legends                                               (1,353,986)        1995       30 Years
Lexington Farm                                        (1,129,048)        1995       30 Years
Lexington Glen                                        (1,792,637)        1990       30 Years
Lexington Park                                          (582,892)        1988       30 Years
Lincoln at Defoors                                      (459,955)        1980       30 Years
Lincoln Green I                                       (3,203,644)     1984/1986     30 Years
Lincoln Green I & II (CA)                               (980,932)        1979       30 Years
Lincoln Green II                                      (2,703,798)     1984/1986     30 Years
Lincoln Green III                                       (991,219)     1984/1986     30 Years
Lincoln Heights                                       (2,415,021)        1991       30 Years
Lincoln Village I & II (CA)                           (1,816,235)        1980       30 Years
Lindendale                                               (17,177)        1987       30 Years
Link Terrace                                             (10,110)        1984       30 Years
Little Cottonwoods                                    (1,989,161)        1984       30 Years
Lodge (OK), The                                       (2,419,623)        1979       30 Years
Lodge (TX), The                                       (3,827,792)      1979(#)      30 Years
Lofton Place                                            (780,117)        1988       30 Years
Longfellow Place - Combined                           (2,668,333)        1975       30 Years
Longwood                                              (2,905,506)        1992       30 Years
Longwood (KY)                                            (12,100)        1985       30 Years
Madison at Cedar Springs                              (1,451,112)        1995       30 Years
Madison at Chase Oaks                                 (1,299,365)        1995       30 Years
Madison at River Sound                                (2,096,164)        1996       30 Years
Madison at Round Grove                                (1,158,009)        1995       30 Years
Madison at Stone Creek                                (1,026,234)        1995       30 Years


                       EQUITY RESIDENTIAL PROPERTIES TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999




                                                                                                INITIAL COST TO
                  DESCRIPTION                                                                        COMPANY
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               BUILDING &
APARTMENT NAME                          LOCATION                      ENCUMBRANCES             LAND             FIXTURES
-----------------------------------------------------------------------------------------------------------------------------------
Madison at the Arboretum                Austin, TX                                 -           1,046,500            9,638,269
Madison on Melrose                      Richardson, TX                             -           1,300,000           15,067,256
Madison on the Parkway                  Dallas, TX                                 -           2,444,000           22,482,051
Mallard Cove                            Greenville, SC                             -             803,700            7,322,311
Mallard Cove at Conway                  Orlando, FL                                -             600,000            2,555,069
Mallgate                                Louisville, KY                             -                   -            6,702,515
Marabou Mills I                         Indianpolis, IN                    1,412,119             224,178            2,017,602
Marabou Mills II                        Indianpolis, IN                      959,880             192,186            1,729,676
Marabou Mills III                       Indianpolis, IN                    1,176,908             171,557            1,544,010
Marbrisa                                Tampa, FL                                  -             811,500            7,313,488
Mariner Club (FL)                       Pembroke Pines, FL                 9,501,055           1,824,000           20,771,566
Mariners Wharf                          Orange Park, FL                            -           1,858,800           16,744,951
Mark Landing I                          Miami, FL                          1,307,433             191,986            1,727,872
Marks                                   Englewood, CO                     20,560,000           4,928,500           44,418,180
Marquessa                               Corona Hills, CA                          (U)          6,888,500           21,604,584
Marsh Landing I                         Brunswick, GA                        776,149             133,193            1,198,735
Marshlanding II                         Brunswick, GA                        952,036             111,187            1,000,684
Martha Lake                             Seattle, WA                                -             823,200            7,405,070
Martins Landing                         Roswell, GA                       12,745,735           4,800,000           12,949,891
Marymont (MD)                           Laurel, MD                                 -           1,901,800           17,135,393
McAlpine Ridge                          Charlotte, NC                              -           1,283,400           11,557,252
McDowell Place                          Naperville, IL                    15,786,052           2,578,900           23,211,919
Meadow Creek                            Tigard, OR                         8,209,235           1,298,100           11,692,425
Meadowland                              Athens, GA                           983,511             152,395            1,371,552
Meadowood (Cin)                         Cincinnati, OH                     1,776,638             330,734            2,976,610
Meadowood (Cra)                         Indianpolis, IN                    1,098,209             132,471            1,192,235
Meadowood (Cuy)                         Akron, OH                          1,286,594             201,407            1,812,659
Meadowood (FL)                          Huntington, KY                       862,397              96,350              867,146
Meadowood (Fra)                         Franklin, IN                       1,021,963             129,252            1,163,264
Meadowood (Log)                         Southbend, IN                              -              93,338              840,044
Meadowood (New)                         Evansville, IN                       981,203             131,546            1,183,914
Meadowood (Nic)                         Lexington,KY                       1,401,249             173,223            1,559,007
Meadowood (Tem)                         Toledo, MI                         1,340,000             173,675            1,563,071
Meadowood (Wel)                         Youngstown, OH                             -              58,570              527,133
Meadowood Apts. (Man)                   Mansfield, OH                        937,100             118,504            1,066,538
Meadowood I (GA)                        Atlanta, GA                          986,986             205,468            1,849,208
Meadowood I (MI)                        Jackson, MI                          944,458             146,208            1,315,871
Meadowood I (OH)                        Columbus, OH                       1,016,762             146,912            1,322,211
Meadowood II (FL)                       Orlando, FL                          823,042             160,367            1,443,300
Meadowood II (GA)                       Atlanta, GA                          883,550             176,968            1,592,713
Meadowood II (IN)                       Indianpolis, IN                      708,179             122,626            1,103,630
Meadowood II (OH)                       Columbus, OH                         484,068              57,802              520,217
Meadows I (OH), The                     Columbus, OH                         785,201             150,800            1,357,203
Meadows II (OH), The                    Columbus, OH                       1,158,433             186,636            1,679,728
Meadows in the Park                     Birmingham, AL                             -           1,000,000            8,533,099
Meadows on the Lake                     Birmingham, AL                             -           1,000,000            8,529,726
Meldon Place                            Toledo, OH                         2,400,695             288,434            2,595,904
Merrifield                              Hagerstown, MD                     2,045,897             268,712            2,418,407
Merrill Creek                           Tacoma, WA                                 -             814,200            7,330,606
Merrimac Woods                          Costa Mesa, CA                             -             673,300            6,081,677
Merritt at Satellite Place              Duluth, GA                                 -           3,400,000           29,919,407
Miguel Place                            St. Petersburg, FL                 1,469,356             199,349            1,794,141
Mill Pond                               Millersville, MD                   7,912,334           2,880,000            8,931,260
Mill Run                                Savannah, GA                       1,519,728             198,212            1,783,904
Mill Village                            Randolph, MA                               -           6,200,000           13,221,679
Millburn                                Akron, OH                          1,205,695             192,062            1,728,558
Millburn Court II                       Dayton, OH                           908,789             122,870            1,105,834




                                           COST CAPITALIZED
                                            SUBSEQUENT TO                          GROSS AMOUNT CARRIED
                                             ACQUISITION                              AT CLOSE OF
                  DESCRIPTION            (IMPROVEMENTS, NET) (I)                    PERIOD 12/31/99
-----------------------------------------------------------------------------------------------------------------------------------
                                                         BUILDING &                                BUILDING &
APARTMENT NAME                             LAND           FIXTURES                LAND            FIXTURES (A)            TOTAL (B)
-----------------------------------------------------------------------------------------------------------------------------------
Madison at the Arboretum                     -            166,261             1,046,500             9,804,530         10,851,030
Madison on Melrose                           -             47,134             1,300,000            15,114,390         16,414,390
Madison on the Parkway                       -            105,958             2,444,000            22,588,009         25,032,009
Mallard Cove                             9,650            664,534               813,350             7,986,845          8,800,195
Mallard Cove at Conway                       -          4,872,430               600,000             7,427,499          8,027,499
Mallgate                                     -          4,537,936                     -            11,240,451         11,240,451
Marabou Mills I                              -              5,162               224,178             2,022,764          2,246,942
Marabou Mills II                             -             14,463               192,186             1,744,139          1,936,326
Marabou Mills III                            -              3,234               171,557             1,547,244          1,718,801
Marbrisa                                 2,000          2,147,386               813,500             9,460,873         10,274,373
Mariner Club (FL)                          500            188,748             1,824,500            20,960,314         22,784,814
Mariners Wharf                           2,400            239,255             1,861,200            16,984,206         18,845,406
Mark Landing I                               -              1,963               191,986             1,729,835          1,921,821
Marks                                        -            882,561             4,928,500            45,300,740         50,229,240
Marquessa                                    -            591,208             6,888,500            22,195,792         29,084,292
Marsh Landing I                              -              5,347               133,193             1,204,082          1,337,275
Marshlanding II                              -              8,237               111,187             1,008,920          1,120,108
Martha Lake                             (2,000)           130,462               821,200             7,535,532          8,356,732
Martins Landing                          2,000            247,544             4,802,000            13,197,435         17,999,435
Marymont (MD)                            2,000            657,214             1,903,800            17,792,607         19,696,407
McAlpine Ridge                             600            838,514             1,284,000            12,395,765         13,679,765
McDowell Place                           1,500            930,783             2,580,400            24,142,702         26,723,102
Meadow Creek                             1,000          1,198,268             1,299,100            12,890,692         14,189,792
Meadowland                                   -              3,056               152,395             1,374,608          1,527,003
Meadowood (Cin)                              -              6,878               330,734             2,983,488          3,314,223
Meadowood (Cra)                              -             17,543               132,471             1,209,778          1,342,248
Meadowood (Cuy)                              -              2,097               201,407             1,814,756          2,016,162
Meadowood (FL)                               -             17,574                96,350               884,720            981,069
Meadowood (Fra)                              -              6,951               129,252             1,170,215          1,299,467
Meadowood (Log)                              -              8,342                93,338               848,386            941,724
Meadowood (New)                              -              7,844               131,546             1,191,758          1,323,304
Meadowood (Nic)                              -             30,448               173,223             1,589,455          1,762,678
Meadowood (Tem)                              -              2,064               173,675             1,565,136          1,738,810
Meadowood (Wel)                              -                796                58,570               527,929            586,499
Meadowood Apts. (Man)                        -              2,403               118,504             1,068,942          1,187,446
Meadowood I (GA)                             -              3,322               205,468             1,852,530          2,057,997
Meadowood I (MI)                             -              2,165               146,208             1,318,035          1,464,243
Meadowood I (OH)                             -              7,343               146,912             1,329,554          1,476,467
Meadowood II (FL)                            -              1,943               160,367             1,445,243          1,605,609
Meadowood II (GA)                            -              5,264               176,968             1,597,977          1,774,945
Meadowood II (IN)                            -              3,501               122,626             1,107,131          1,229,756
Meadowood II (OH)                            -                471                57,802               520,688            578,490
Meadows I (OH), The                          -              8,655               150,800             1,365,858          1,516,658
Meadows II (OH), The                         -              4,861               186,636             1,684,589          1,871,226
Meadows in the Park                        900            525,288             1,000,900             9,058,388         10,059,288
Meadows on the Lake                        900             24,124             1,000,900             8,553,850          9,554,750
Meldon Place                                 -              7,891               288,434             2,603,794          2,892,228
Merrifield                                   -              5,194               268,712             2,423,601          2,692,313
Merrill Creek                                -             96,201               814,200             7,426,806          8,241,006
Merrimac Woods                           2,400            500,505               675,700             6,582,182          7,257,882
Merritt at Satellite Place                   -              3,102             3,400,000            29,922,509         33,322,509
Miguel Place                                 -              6,348               199,349             1,800,489          1,999,838
Mill Pond                                    -            289,776             2,880,000             9,221,037         12,101,037
Mill Run                                     -              3,278               198,212             1,787,182          1,985,393
Mill Village                           (14,700)           302,028             6,185,300            13,523,707         19,709,007
Millburn                                     -              2,457               192,062             1,731,015          1,923,077
Millburn Court II                            -              6,623               122,870             1,112,457          1,235,327







                                                                                 LIFE USED TO
                                                                                  COMPUTE
                  DESCRIPTION                                                   DEPRECIATION IN
--------------------------------------------------------------------------------
                                                ACCUMULATED          DATE OF    LATEST INCOME
APARTMENT NAME                                 DEPRECIATION        CONSTRUCTION STATEMENT (C)
----------------------------------------------------------------------------------------------
Madison at the Arboretum                         (445,081)        1995       30 Years
Madison on Melrose                               (666,001)        1995       30 Years
Madison on the Parkway                         (1,010,063)        1995       30 Years
Mallard Cove                                   (1,164,556)        1983       30 Years
Mallard Cove at Conway                         (4,733,928)        1974       30 Years
Mallgate                                       (7,354,306)        1969       30 Years
Marabou Mills I                                   (18,412)        1986       30 Years
Marabou Mills II                                  (15,857)        1987       30 Years
Marabou Mills III                                 (14,005)        1987       30 Years
Marbrisa                                       (1,289,391)        1984       30 Years
Mariner Club (FL)                                (938,007)        1988       30 Years
Mariners Wharf                                 (1,382,369)        1989       30 Years
Mark Landing I                                    (15,636)        1987       30 Years
Marks                                          (4,281,090)        1987       30 Years
Marquessa                                      (1,673,748)        1992       30 Years
Marsh Landing I                                   (11,068)        1984       30 Years
Marshlanding II                                    (9,409)        1986       30 Years
Martha Lake                                      (731,255)        1991       30 Years
Martins Landing                                  (739,426)        1972       30 Years
Marymont (MD)                                  (3,476,900)      1987-88      30 Years
McAlpine Ridge                                 (2,492,628)      1989-90      30 Years
McDowell Place                                 (2,820,106)        1988       30 Years
Meadow Creek                                   (2,731,776)        1985       30 Years
Meadowland                                        (12,492)        1984       30 Years
Meadowood (Cin)                                   (26,751)        1985       30 Years
Meadowood (Cra)                                   (11,341)        1983       30 Years
Meadowood (Cuy)                                   (16,221)        1985       30 Years
Meadowood (FL)                                     (8,532)        1983       30 Years
Meadowood (Fra)                                   (10,820)        1983       30 Years
Meadowood (Log)                                    (7,854)        1984       30 Years
Meadowood (New)                                   (11,187)        1984       30 Years
Meadowood (Nic)                                   (14,491)        1983       30 Years
Meadowood (Tem)                                   (14,019)        1984       30 Years
Meadowood (Wel)                                    (5,088)        1986       30 Years
Meadowood Apts. (Man)                              (9,775)        1983       30 Years
Meadowood I (GA)                                  (16,546)        1982       30 Years
Meadowood I (MI)                                  (11,846)        1983       30 Years
Meadowood I (OH)                                  (12,120)        1984       30 Years
Meadowood II (FL)                                 (13,009)        1980       30 Years
Meadowood II (GA)                                 (14,319)        1984       30 Years
Meadowood II (IN)                                 (10,529)        1986       30 Years
Meadowood II (OH)                                  (4,727)        1985       30 Years
Meadows I (OH), The                               (12,593)        1985       30 Years
Meadows II (OH), The                              (15,199)        1987       30 Years
Meadows in the Park                              (718,147)        1986       30 Years
Meadows on the Lake                              (652,281)        1987       30 Years
Meldon Place                                      (24,002)        1978       30 Years
Merrifield                                        (21,850)        1988       30 Years
Merrill Creek                                    (712,427)        1994       30 Years
Merrimac Woods                                   (834,633)        1970       30 Years
Merritt at Satellite Place                       (256,094)        1999       30 Years
Miguel Place                                      (16,667)        1987       30 Years
Mill Pond                                        (335,570)        1984       30 Years
Mill Run                                          (16,459)        1986       30 Years
Mill Village                                   (1,045,059)     1971/1977     30 Years
Millburn                                          (15,339)        1984       30 Years
Millburn Court II                                 (10,292)        1981       30 Years


                       EQUITY RESIDENTIAL PROPERTIES TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999



                                                                                                INITIAL COST TO
                  DESCRIPTION                                                                        COMPANY
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               BUILDING &
APARTMENT NAME                          LOCATION                      ENCUMBRANCES             LAND             FIXTURES
-----------------------------------------------------------------------------------------------------------------------------------
Millston I                              Cincinnati, OH                       443,126              73,599              662,395
Millston II                             Cincinnati, OH                       329,988              59,830              538,472
Mirador                                 Phoenix, AZ                                -           2,597,518           23,402,200
Mission Bay                             Orlando, FL                                -           2,432,000           21,623,560
Mission Palms                           Tucson, AZ                                 -           2,023,400           18,209,315
Misty Woods                             Cary, NC                                   -             720,790           18,063,934
Montgomery Court I (MI)                 Lansing, MI                        1,213,411             156,298            1,406,680
Montgomery Court I (OH)                 Columbus, OH                       1,280,843             163,755            1,473,796
Montgomery Court II (OH)                Columbus, OH                         795,450             149,734            1,347,604
Montierra                               Scottsdale, AZ                             -           3,455,000           17,269,841
Montrose Square                         Columbus, OH                       1,699,852             193,266            1,739,394
Morgan Trace                            Atlanta, GA                        1,437,958             239,102            2,151,922
Morningside                             Scottsdale, AZ                            (O)            670,470           12,607,976
Morningside (FL)                        Titusville, FL                             -             197,890            1,781,006
Mosswood I                              Orlando, FL                          785,201             163,294            1,469,644
Mosswood II                             Orlando, FL                        1,534,000             275,330            2,477,969
Mountain Park Ranch                     Phoenix, AZ                               (P)          1,662,332           18,260,276
Mountain Run                            Albuquerque, NM                            -           2,023,400           20,734,818
Mountain Terrace                        Stevenson Ranch, CA                        -           3,977,200           35,826,520
Newberry I                              Lansing, MI                        1,144,691             183,509            1,651,580
Newberry II                             Lansing, MI                        1,235,839             142,292            1,280,632
Newport Heights                         Seattle, WA                                -             390,700            3,522,780
North Creek (Everett)                   Evertt, WA                         8,157,506           3,960,000           12,411,015
North Creek Heights                     Seattle, WA                                -             753,800            6,786,778
North Hill                              Atlanta, GA                       16,060,957           2,520,000           18,550,989
Northampton 1                           Largo, MD                         20,380,296           1,843,200           17,397,514
Northampton 2                           Largo, MD                                  -           1,494,100           14,464,432
Northgate Village                       San Antonio, TX                            -             660,000            5,974,145
Northlake (FL)                          Jacksonville, FL                           -           1,166,000           10,514,526
Northridge                              Pleasant Hill, CA                          -           5,525,000           14,695,328
Northridge (GA)                         Atlanta, GA                          968,755             238,811            2,149,295
Northrup Court I                        Pittsburgh, PA                     1,375,701             189,246            1,703,213
Northrup Court II                       Pittsburgh, PA                       886,769             157,190            1,414,713
Northwoods Village                      Cary, NC                                  (E)          1,368,000           11,460,337
Nova Glen I                             Daytona Beach, FL                          -             142,086            1,278,771
Nova Glen II                            Daytona Beach, FL                  1,284,043             175,168            1,576,511
Novawood I                              Daytona Beach, FL                    310,000             122,311            1,100,803
Novawood II                             Daytona Beach, FL                    720,993             144,401            1,299,613
Oak Gardens                             Miami, FL                                  -             329,968            2,969,711
Oak Mill 2                              Germantown, MD                     9,507,486             854,000            8,230,187
Oak Park North                          Agoura Hills, CA                          (N)          1,706,500           15,362,666
Oak Park South                          Agoura Hills, CA                          (N)          1,683,400           15,154,608
Oak Ridge                               Orlando, FL                        1,217,944             173,617            1,562,552
Oak Shade                               Daytona Beach, FL                  1,467,867             229,403            2,064,627
Oakley Woods                            Atlanta, GA                        1,131,397             165,449            1,489,040
Oaks (NC)                               Charlotte, NC                              -           2,196,744           23,601,540
Oaks of Lakebridge                      Ormond Beach, FL                           -             413,700            3,912,636
Oakwood Manor                           Miami, FL                                  -             173,247            1,559,222
Oakwood Village (FL)                    St. Petersburg, FL                   721,523             145,547            1,309,922
Oakwood Village (GA)                    Augusta, GA                        1,054,585             161,174            1,450,567
Ocean Walk                              Key West, FL                      21,099,078           2,834,900           25,531,749
Old Archer Court                        Gainesville, FL                      993,263             170,323            1,532,911
Olde Redmond Place                      Redmond, WA                        9,274,306           4,800,000           14,126,038
Olentangy Commons (OH)                  Columbus, OH                               -           3,032,336           22,821,061
Olivewood (MI)                          Detriot, MI                        3,339,425             519,167            4,672,501
Olivewood I                             Indianapolis, IN                     932,086             184,701            1,662,312
Olivewood II                            Indianapolis, IN                   1,292,000             186,235            1,676,111





                                         COST CAPITALIZED
                                          SUBSEQUENT TO                          GROSS AMOUNT CARRIED
                                           ACQUISITION                              AT CLOSE OF
                  DESCRIPTION          (IMPROVEMENTS, NET) (I)                    PERIOD 12/31/99
------------------------------------------------------------------------------------------------------------------------------------
                                                       BUILDING &                                BUILDING &
APARTMENT NAME                           LAND           FIXTURES                LAND            FIXTURES (A)             TOTAL (B)
------------------------------------------------------------------------------------------------------------------------------------
Millston I                                      -              4,213                73,599               666,609             740,208
Millston II                                     -               (963)               59,830               537,508             597,338
Mirador                                         -            168,298             2,597,518            23,570,498          26,168,016
Mission Bay                                     -            195,874             2,432,000            21,819,435          24,251,435
Mission Palms                                   -            422,331             2,023,400            18,631,646          20,655,046
Misty Woods                                     -          1,111,837               720,790            19,175,771          19,896,561
Montgomery Court I (MI)                         -              7,186               156,298             1,413,866           1,570,164
Montgomery Court I (OH)                         -             42,777               163,755             1,516,573           1,680,328
Montgomery Court II (OH)                        -              3,890               149,734             1,351,494           1,501,228
Montierra                                       -             21,931             3,455,000            17,291,772          20,746,772
Montrose Square                                 -             10,725               193,266             1,750,119           1,943,385
Morgan Trace                                    -              3,035               239,102             2,154,957           2,394,059
Morningside                                     -            155,496               670,470            12,763,472          13,433,942
Morningside (FL)                                -             18,926               197,890             1,799,932           1,997,821
Mosswood I                                      -              9,206               163,294             1,478,849           1,642,143
Mosswood II                                     -              8,596               275,330             2,486,565           2,761,895
Mountain Park Ranch                             -            327,404             1,662,332            18,587,680          20,250,012
Mountain Run                              280,600            719,179             2,304,000            21,453,997          23,757,997
Mountain Terrace                          (10,700)           478,785             3,966,500            36,305,304          40,271,804
Newberry I                                      -              8,340               183,509             1,659,920           1,843,429
Newberry II                                     -              6,463               142,292             1,287,095           1,429,387
Newport Heights                               500            304,974               391,200             3,827,754           4,218,954
North Creek (Everett)                       7,500            172,724             3,967,500            12,583,739          16,551,239
North Creek Heights                             -            129,466               753,800             6,916,244           7,670,044
North Hill                                  5,300          3,450,464             2,525,300            22,001,453          24,526,753
Northampton 1                                   -          2,356,521             1,843,200            19,754,035          21,597,235
Northampton 2                              19,400            449,175             1,513,500            14,913,607          16,427,107
Northgate Village                             100            698,354               660,100             6,672,499           7,332,599
Northlake (FL)                              2,400            218,250             1,168,400            10,732,777          11,901,177
Northridge                                  2,800            582,926             5,527,800            15,278,254          20,806,054
Northridge (GA)                                 -              4,854               238,811             2,154,149           2,392,960
Northrup Court I                                -                973               189,246             1,704,186           1,893,432
Northrup Court II                               -              2,427               157,190             1,417,140           1,574,330
Northwoods Village                          1,700            529,690             1,369,700            11,990,027          13,359,727
Nova Glen I                                     -              7,932               142,086             1,286,703           1,428,789
Nova Glen II                                    -              7,642               175,168             1,584,152           1,759,320
Novawood I                                      -              4,051               122,311             1,104,854           1,227,165
Novawood II                                     -              4,217               144,401             1,303,830           1,448,232
Oak Gardens                                     -              5,526               329,968             2,975,237           3,305,205
Oak Mill 2                                    133          1,192,091               854,133             9,422,277          10,276,410
Oak Park North                                400            131,674             1,706,900            15,494,340          17,201,240
Oak Park South                                400            266,763             1,683,800            15,421,370          17,105,170
Oak Ridge                                       -              5,442               173,617             1,567,994           1,741,611
Oak Shade                                       -              4,303               229,403             2,068,930           2,298,333
Oakley Woods                                    -             27,803               165,449             1,516,842           1,682,291
Oaks (NC)                                       -             91,742             2,196,744            23,693,282          25,890,026
Oaks of Lakebridge                          2,100            460,951               415,800             4,373,586           4,789,386
Oakwood Manor                                   -              5,410               173,247             1,564,633           1,737,880
Oakwood Village (FL)                            -              6,046               145,547             1,315,967           1,461,514
Oakwood Village (GA)                            -              3,466               161,174             1,454,033           1,615,207
Ocean Walk                                  3,849            284,742             2,838,749            25,816,491          28,655,239
Old Archer Court                                -              5,323               170,323             1,538,234           1,708,558
Olde Redmond Place                          7,100            129,092             4,807,100            14,255,130          19,062,230
Olentangy Commons (OH)                          -          7,556,896             3,032,336            30,377,957          33,410,293
Olivewood (MI)                                  -             27,383               519,167             4,699,883           5,219,050
Olivewood I                                     -              7,258               184,701             1,669,571           1,854,272
Olivewood II                                    -              7,750               186,235             1,683,861           1,870,096









                                                                                LIFE USED TO
                                                                                 COMPUTE
                  DESCRIPTION                                                  DEPRECIATION IN
-------------------------------------------------------------------------------
                                               ACCUMULATED          DATE OF    LATEST INCOME
APARTMENT NAME                                DEPRECIATION        CONSTRUCTION STATEMENT (C)
---------------------------------------------------------------------------------------------
Millston I                                             (6,563)        1981       30 Years
Millston II                                            (5,088)        1982       30 Years
Mirador                                            (1,709,124)        1995       30 Years
Mission Bay                                          (972,490)        1991       30 Years
Mission Palms                                      (1,832,997)        1980       30 Years
Misty Woods                                          (890,158)        1984       30 Years
Montgomery Court I (MI)                               (12,993)        1984       30 Years
Montgomery Court I (OH)                               (14,001)        1985       30 Years
Montgomery Court II (OH)                              (12,301)        1986       30 Years
Montierra                                            (457,154)        1999       30 Years
Montrose Square                                       (17,088)        1987       30 Years
Morgan Trace                                          (19,367)        1986       30 Years
Morningside                                          (933,893)        1989       30 Years
Morningside (FL)                                      (18,468)        1984       30 Years
Mosswood I                                            (13,463)        1981       30 Years
Mosswood II                                           (22,392)        1982       30 Years
Mountain Park Ranch                                (1,382,379)        1994       30 Years
Mountain Run                                       (2,141,282)        1985       30 Years
Mountain Terrace                                   (3,982,884)        1992       30 Years
Newberry I                                            (15,010)        1985       30 Years
Newberry II                                           (11,642)        1986       30 Years
Newport Heights                                      (822,936)        1985       30 Years
North Creek (Everett)                                (647,951)        1986       30 Years
North Creek Heights                                  (661,310)        1990       30 Years
North Hill                                         (2,343,974)        1984       30 Years
Northampton 1                                      (4,473,537)        1977       30 Years
Northampton 2                                      (2,884,167)        1988       30 Years
Northgate Village                                  (1,794,088)        1984       30 Years
Northlake (FL)                                       (899,665)        1989       30 Years
Northridge                                           (918,027)        1974       30 Years
Northridge (GA)                                       (19,311)        1985       30 Years
Northrup Court I                                      (15,234)        1985       30 Years
Northrup Court II                                     (12,671)        1985       30 Years
Northwoods Village                                 (1,019,828)        1986       30 Years
Nova Glen I                                           (11,918)        1984       30 Years
Nova Glen II                                          (14,746)        1986       30 Years
Novawood I                                            (10,198)        1980       30 Years
Novawood II                                           (11,956)        1980       30 Years
Oak Gardens                                           (26,651)        1988       30 Years
Oak Mill 2                                         (1,667,080)        1985       30 Years
Oak Park North                                     (2,252,250)        1990       30 Years
Oak Park South                                     (2,424,736)        1989       30 Years
Oak Ridge                                             (14,326)        1985       30 Years
Oak Shade                                             (18,744)        1985       30 Years
Oakley Woods                                          (13,965)        1984       30 Years
Oaks (NC)                                          (1,056,167)        1996       30 Years
Oaks of Lakebridge                                 (1,117,621)        1984       30 Years
Oakwood Manor                                         (14,203)        1986       30 Years
Oakwood Village (FL)                                  (12,299)        1986       30 Years
Oakwood Village (GA)                                  (13,370)        1985       30 Years
Ocean Walk                                         (1,899,755)        1990       30 Years
Old Archer Court                                      (14,160)        1977       30 Years
Olde Redmond Place                                   (769,558)        1986       30 Years
Olentangy Commons (OH)                            (19,008,907)        1972       30 Years
Olivewood (MI)                                        (42,683)        1986       30 Years
Olivewood I                                           (15,038)        1985       30 Years
Olivewood II                                          (15,261)        1986       30 Years



                       EQUITY RESIDENTIAL PROPERTIES TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999



                                                                                                INITIAL COST TO
                  DESCRIPTION                                                                        COMPANY
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   BUILDING &
APARTMENT NAME                             LOCATION                   ENCUMBRANCES                LAND              FIXTURES
-----------------------------------------------------------------------------------------------------------------------------------


One Eton Square                         Tulsa, OK                                 --           1,570,100           14,130,937
Orange Grove Village                    Tucson, AZ                                (O)          1,813,154           14,893,347
Orchard Ridge                           Seattle, WA                               --             482,600            4,372,033
Overlook                                San Antonio, TX                           --           1,100,000            9,901,517
Overlook Manor                          Frederick, MD                             --           1,296,000            3,932,513
Overlook Manor II                       Frederick, MD                      5,860,000           2,184,000            6,284,130
Overlook Manor III                      Frederick, MD                             --           1,024,000            3,029,673
Paces Station                           Atlanta, GA                               --           4,801,500           32,547,553
Palatka Oaks I                          Gainesville, FL                      188,564              49,535              445,818
Palatka Oaks II                         Gainesville, FL                      207,421              42,767              384,899
Palm Place                              Sarasota, FL                       1,353,618             248,315            2,234,833
Palms at South Shore                    League City, TX                           --           1,200,000           16,522,433
Palms, The                              Phoenix, AZ                               (O)          3,285,226           11,270,203
Panther Ridge                           Seattle, WA                               --           1,055,800            9,506,117
Paradise Pointe                         Dania, FL                                  -           1,493,800           17,344,218
Parc Royale                             Houston, TX                        8,766,487           2,223,000           11,936,833
Park Knoll                              Atlanta, GA                               --           2,904,500           26,175,911
Park Meadow                             Gilbert, AZ                               (O)            835,217           15,120,769
Park Place I and II (MN)                Plymouth, MN                      17,525,591           2,428,200           21,918,197
Park Place (TX)                         Houston, TX                        9,976,425           1,603,000           11,961,284
Park West (CA)                          Los Angeles, CA                           --           3,033,300           27,302,383
Park West (TX)                          Austin, TX                                --             648,605            4,738,542
Park West End (VA)                      Richmond, VA                       7,168,169           1,560,000           11,871,449
Parkcrest                               Southfield, MI                     7,110,922           1,260,000           10,404,807
Parkridge Place                         Las Colinas, TX                           --           6,430,800           17,091,674
Parkside                                Union City, CA                            --           6,240,000           11,827,453
Parkview Terrace                        Redlands, CA                              --           4,969,200           35,653,777
Parkville (Col)                         Columbus, OH                       1,745,875             150,433            1,353,897
Parkville (IN)                          Muncie, IN                           745,459             103,434              930,908
Parkville (Par)                         Dayton, OH                           588,286             127,863            1,150,767
Parkville (WV)                          Parkersburg, WV                           --             105,460              949,139
Parkwood East                           Fort Collins, CO                          --           1,644,000           14,790,698
Patchen Oaks                            Lexington, KY                             --           1,344,000            8,129,210
Pelican Pointe I                        Jacksonville, FL                   1,297,844             213,515            1,921,634
Pelican Pointe II                       Jacksonville, FL                     989,685             184,852            1,663,670
Pine Barrens                            Jacksonville, FL                   1,489,659             268,303            2,414,726
Pine Harbour                            Orlando, FL                               --           1,661,000           14,970,915
Pine Knoll                              Atlanta, GA                        1,220,819             138,052            1,242,470
Pine Lake                               Tampa, FL                            655,073              79,877              718,891
Pine Meadow                             Greensboro, NC                     4,696,390             719,300            6,487,043
Pine Meadows I (FL)                     Ft. Meyers, FL                     1,062,399             152,019            1,368,175
Pine Terrace I & II                     Panama City, FL                    2,166,946             288,992            2,600,927
Pine Tree Club                          Wildwood, MO                              --           1,125,000            7,046,441
Pinellas Pines                          St. Petersburg, FL                 1,552,906             174,999            1,574,993
Pines of Cloverlane                     Pittsfield Township, MI                   --           1,906,600           16,880,313
Pines of Springdale                     West Palm Beach, FL                       --             471,200            4,416,174
Plantation (TX)                         Houston, TX                               --           2,320,000            7,718,422
Plantation Ridge                        Marietta, GA                              --           4,086,000           19,206,247
Plantations at Killearn                 Tallahassee, FL                    4,960,829             828,000            7,617,890
Pleasant Ridge                          Arlington, TX                      1,640,061             441,000            1,999,502
Plum Tree                               Corner, WI                                (Q)          1,992,000           20,246,205
Plum Tree Park                          Seattle, WA                               --           1,133,400           10,201,652
Plumwood (Che)                          Anderson, IN                         448,333              84,923              764,303
Plumwood (For)                          Ft. Wayne, IN                        604,317             131,351            1,182,157
Plumwood I                              Columbus, OH                       1,711,169             289,814            2,608,329
Plumwood II                             Columbus, OH                         444,366             107,583              968,248
Point (NC)                              Charlotte, NC                             --           1,700,000           25,417,267







                                         COST CAPITALIZED
                                          SUBSEQUENT TO                          GROSS AMOUNT CARRIED
                                           ACQUISITION                              AT CLOSE OF
                  DESCRIPTION          (IMPROVEMENTS, NET) (I)                    PERIOD 12/31/99
----------------------------------------------------------------------------------------------------------------------------------
                                                          BUILDING &                                   BUILDING &
APARTMENT NAME                             LAND            FIXTURES                 LAND              FIXTURES (A)      TOTAL (B)
----------------------------------------------------------------------------------------------------------------------------------


One Eton Square                                --            718,912             1,570,100            14,849,849        16,419,949
Orange Grove Village                           --            301,882             1,813,154            15,195,228        17,008,382
Orchard Ridge                               3,000            254,386               485,600             4,626,418         5,112,018
Overlook                                      200            631,826             1,100,200            10,533,342        11,633,542
Overlook Manor                              3,100            159,057             1,299,100             4,091,571         5,390,671
Overlook Manor II                           2,300             49,984             2,186,300             6,334,114         8,520,414
Overlook Manor III                          2,300             32,968             1,026,300             3,062,642         4,088,942
Paces Station                                  --          1,646,648             4,801,500            34,194,201        38,995,701
Palatka Oaks I                                 --              6,560                49,535               452,378           501,913
Palatka Oaks II                                --              5,522                42,767               390,421           433,187
Palm Place                                     --             10,223               248,315             2,245,056         2,493,371
Palms at South Shore                           --            416,281             1,200,000            16,938,714        18,138,714
Palms, The                                     --            256,071             3,285,226            11,526,273        14,811,499
Panther Ridge                                  --            453,522             1,055,800             9,959,639        11,015,439
Paradise Pointe                           419,614          1,799,747             1,913,414            19,143,965        21,057,379
Parc Royale                                    --             86,783             2,223,000            12,023,616        14,246,616
Park Knoll                                  4,300          1,915,780             2,908,800            28,091,691        31,000,491
Park Meadow                                    --            265,939               835,217            15,386,708        16,221,925
Park Place I and II (MN)                    7,800          1,135,866             2,436,000            23,054,063        25,490,063
Park Place (TX)                                --            167,908             1,603,000            12,129,192        13,732,192
Park West (CA)                                200            944,675             3,033,500            28,247,058        31,280,558
Park West (TX)                                100            486,853               648,705             5,225,394         5,874,099
Park West End (VA)                          2,500             97,312             1,562,500            11,968,761        13,531,261
Parkcrest                                   5,000            383,797             1,265,000            10,788,604        12,053,604
Parkridge Place                             2,100            558,596             6,432,900            17,650,270        24,083,170
Parkside                                    6,700            418,035             6,246,700            12,245,488        18,492,188
Parkview Terrace                               --            331,371             4,969,200            35,985,148        40,954,348
Parkville (Col)                                --             20,995               150,433             1,374,892         1,525,325
Parkville (IN)                                 --              3,407               103,434               934,316         1,037,750
Parkville (Par)                                --              3,144               127,863             1,153,911         1,281,774
Parkville (WV)                                 --              1,999               105,460               951,138         1,056,598
Parkwood East                                  --            225,821             1,644,000            15,016,519        16,660,519
Patchen Oaks                                1,300            339,237             1,345,300             8,468,447         9,813,747
Pelican Pointe I                               --              5,780               213,515             1,927,414         2,140,929
Pelican Pointe II                              --              4,000               184,852             1,667,670         1,852,522
Pine Barrens                                   --             15,659               268,303             2,430,385         2,698,688
Pine Harbour                                3,300          1,066,706             1,664,300            16,037,621        17,701,921
Pine Knoll                                     --              6,355               138,052             1,248,825         1,386,877
Pine Lake                                      --              1,697                79,877               720,588           800,464
Pine Meadow                                 1,350            815,015               720,650             7,302,059         8,022,709
Pine Meadows I (FL)                            --             12,276               152,019             1,380,450         1,532,470
Pine Terrace I & II                            --             76,057               288,992             2,676,983         2,965,975
Pine Tree Club                                 --             64,569             1,125,000             7,111,010         8,236,010
Pinellas Pines                                 --             (6,430)              174,999             1,568,563         1,743,562
Pines of Cloverlane                         1,200          3,957,201             1,907,800            20,837,514        22,745,314
Pines of Springdale                         2,667            450,125               473,867             4,866,299         5,340,166
Plantation (TX)                             2,900            380,548             2,322,900             8,098,970        10,421,870
Plantation Ridge                            2,900          1,087,595             4,088,900            20,293,842        24,382,742
Plantations at Killearn                        --            122,109               828,000             7,739,999         8,567,999
Pleasant Ridge                              4,100             28,405               445,100             2,027,907         2,473,007
Plum Tree                                   4,700            436,480             1,996,700            20,682,685        22,679,385
Plum Tree Park                                 --            195,938             1,133,400            10,397,590        11,530,990
Plumwood (Che)                                 --              1,854                84,923               766,158           851,080
Plumwood (For)                                 --              5,105               131,351             1,187,262         1,318,613
Plumwood I                                     --             20,625               289,814             2,628,954         2,918,768
Plumwood II                                    --                968               107,583               969,216         1,076,799
Point (NC)                                     --             55,211             1,700,000            25,472,478        27,172,478








                                                                               LIFE USED TO
                  DESCRIPTION                                                    COMPUTE
-----------------------------------------------------------------------       DEPRECIATION IN
                                      ACCUMULATED          DATE OF             LATEST INCOME
APARTMENT NAME                       DEPRECIATION        CONSTRUCTION          STATEMENT (C)
---------------------------------------------------------------------------------------------


One Eton Square                       (1,553,505)           1985                  30 Years
Orange Grove Village                  (1,181,558)        1986/1995                30 Years
Orchard Ridge                           (989,493)           1988                  30 Years
Overlook                              (1,126,151)           1985                  30 Years
Overlook Manor                          (223,567)        1980/1985                30 Years
Overlook Manor II                       (356,121)        1980/1985                30 Years
Overlook Manor III                      (165,917)        1980/1985                30 Years
Paces Station                         (3,030,942)       1984-1988/1989            30 Years
Palatka Oaks I                            (4,530)           1977                  30 Years
Palatka Oaks II                           (3,804)           1980                  30 Years
Palm Place                               (20,245)           1984                  30 Years
Palms at South Shore                    (751,887)           1990                  30 Years
Palms, The                              (856,248)           1990                  30 Years
Panther Ridge                         (1,041,171)           1980                  30 Years
Paradise Pointe                       (3,798,899)         1987-90                 30 Years
Parc Royale                             (531,529)           1994                  30 Years
Park Knoll                            (6,365,689)           1983                  30 Years
Park Meadow                           (1,127,461)           1986                  30 Years
Park Place I and II (MN)              (3,094,798)           1986                  30 Years
Park Place (TX)                         (874,889)           1996                  30 Years
Park West (CA)                        (4,573,054)         1987/90                 30 Years
Park West (TX)                        (1,300,192)           1985                  30 Years
Park West End (VA)                      (894,429)           1985                  30 Years
Parkcrest                               (595,297)           1987                  30 Years
Parkridge Place                       (1,480,035)           1985                  30 Years
Parkside                                (713,305)           1979                  30 Years
Parkview Terrace                      (2,637,623)           1986                  30 Years
Parkville (Col)                          (13,505)           1978                  30 Years
Parkville (IN)                            (8,682)           1982                  30 Years
Parkville (Par)                          (10,468)           1982                  30 Years
Parkville (WV)                            (8,796)           1982                  30 Years
Parkwood East                         (1,435,827)           1986                  30 Years
Patchen Oaks                            (485,193)           1990                  30 Years
Pelican Pointe I                         (17,639)           1987                  30 Years
Pelican Pointe II                        (15,161)           1987                  30 Years
Pine Barrens                             (22,241)           1986                  30 Years
Pine Harbour                          (3,633,109)           1991                  30 Years
Pine Knoll                               (11,312)           1985                  30 Years
Pine Lake                                 (6,710)           1982                  30 Years
Pine Meadow                           (1,098,597)           1974                  30 Years
Pine Meadows I (FL)                      (12,688)           1985                  30 Years
Pine Terrace I & II                      (25,306)           1983                  30 Years
Pine Tree Club                          (178,421)           1986                  30 Years
Pinellas Pines                           (14,057)           1983                  30 Years
Pines of Cloverlane                   (3,781,260)         1975-79                 30 Years
Pines of Springdale                   (1,092,682)        1985/87(X)               30 Years
Plantation (TX)                         (625,820)           1969                  30 Years
Plantation Ridge                      (1,232,194)           1975                  30 Years
Plantations at Killearn                 (364,497)           1990                  30 Years
Pleasant Ridge                          (117,006)           1982                  30 Years
Plum Tree                             (1,349,403)           1989                  30 Years
Plum Tree Park                          (999,214)           1991                  30 Years
Plumwood (Che)                            (7,080)           1980                  30 Years
Plumwood (For)                           (10,918)           1981                  30 Years
Plumwood I                               (23,897)           1978                  30 Years
Plumwood II                               (8,669)           1983                  30 Years
Point (NC)                            (1,134,122)           1996                  30 Years


                       EQUITY RESIDENTIAL PROPERTIES TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999



                                                                                                INITIAL COST TO
                  DESCRIPTION                                                                        COMPANY
------------------------------------------------------------------------------------------------------------------------------
                                                                                                               BUILDING &
APARTMENT NAME                          LOCATION                      ENCUMBRANCES             LAND             FIXTURES
------------------------------------------------------------------------------------------------------------------------------
Pointe at South Mountain                Phoenix, AZ                       11,600,069           2,228,800           20,059,311
Pointe East                             Redmond, WA                                -             601,800            5,425,763
Polos                                   Fort Myers, FL                             -           1,640,000           18,444,966
Polos East                              Orlando, FL                                -           1,386,000           19,058,620
Combined Ft. Lauderdale Properties (T)  Ft. Lauderdale, FL                10,000,000          10,222,700           39,715,328
Portland Center Combined                Portland, OR                      21,929,538           6,028,000           43,554,399
Portofino                               Chino Hills, CA                            -           3,572,400           14,660,994
Portside Towers Combined                Jersey City, NJ                   57,560,162          22,440,000           96,842,913
Prairie Creek I & II                    Richardson, TX                             -           4,067,292           39,494,373
Preakness                               Antioch, TN                               (E)          1,560,000            7,671,710
Preserve at Squaw Peak                  Phoenix, AZ                               (O)            517,788            8,533,992
Preston at Willowbend                   Plano, TX                                  -             872,500            8,107,915
Preston Bend                            Dallas, TX                         8,719,000           1,083,000           10,024,505
Preston Lake                            Atlanta, GA                                -           1,430,900           12,918,697
Princeton Court                         Evansville, IN                       906,106             116,696            1,050,264
Princeton Square                        Jacksonville, FL                           -             864,000           11,910,478
Promenade (FL)                          St. Petersburg, FL                         -           2,124,193           25,804,037
Promenade Terrace                       Corona Hills, CA                  15,661,286           2,281,000           20,546,289
Promontory Pointe I & II                Phoenix, AZ                               (O)          2,355,509           30,421,840
Prospect Towers                         Hackensack, NJ                    14,624,305           8,425,000           27,989,853
Pueblo Villas                           Albuquerque, NM                            -             854,300            7,694,320
Quail Call                              Albany, GA                           716,387             104,723              942,511
Quail Cove                              Salt Lake City, UT                         -           2,271,800           20,444,381
Ramblewood I (Val)                      Valdosta, GA                         975,751             132,084            1,188,753
Ramblewood II (Aug)                     Augusta, GA                                -             169,269            1,523,424
Ramblewood II (Val)                     Valdosta, GA                         483,139              61,672              555,049
Rancho Murietta                         Tempe, AZ                                  -           1,766,282           17,585,449
Ranchside                               St. Petersburg, FL                   686,474             144,692            1,302,232
Ranchstone                              Houston, TX                                -             770,000           15,371,431
Ravens Crest                            Plainsboro, NJ                            (N)          4,673,000           42,080,642
Ravenwood                               Greenville, SC                     1,565,791             197,284            1,775,552
Ravinia                                 Greenfield, WI                            (Q)          1,236,000           12,055,713
Red Deer I                              Dayton, OH                         1,281,868             204,317            1,838,851
Red Deer II                             Dayton, OH                         1,174,345             193,852            1,744,665
Redan Village I                         Atlanta, GA                        1,204,316             274,294            2,468,650
Redan Village II                        Atlanta, GA                        1,080,708             240,605            2,165,449
Redlands Lawn and Tennis                Redlands, CA                               -           4,822,320           26,359,328
Reflections at the Lakes                Las Vegas, NV                              -           1,896,000           17,058,626
Regatta                                 San Antonio, TX                            -             818,500            7,366,677
Regency                                 Charlotte, NC                              -             890,000           11,783,920
Regency Palms                           Huntington Beach, CA                       -           1,856,500           16,718,292
Regency Woods                           Des Moines, IA                     6,351,345             745,100            7,027,086
Registry                                Denver, CO                                 -           1,303,100           11,726,478
Reserve at Ashley Lake                  Boynton Beach, FL                 24,150,000           3,519,900           23,345,118
Reserve Square Combined                 Cleveland, OH                              -           2,618,352           23,582,869
Retreat, The                            Phoenix, AZ                                -           3,475,114           27,268,765
Richmond Townhomes                      Houston, TX                        9,191,494             940,000           13,906,905
Ridgegate                               Seattle, WA                                -             805,800            7,323,524
Ridgetop                                Tacoma, WA                                 -             811,500            7,299,490
Ridgetree                               Dallas, TX                                 -           2,094,600           19,037,864
Ridgeway Commons                        Memphis, TN                                -             568,400            5,396,306
Ridgewood (Lou)                         Louisville, KY                       864,095             163,686            1,473,173
Ridgewood (MI)                          Detriot, MI                        1,200,000             176,969            1,592,721
Ridgewood (Rus)                         Nashville, KY                        763,342              69,156              622,405
Ridgewood I (Bed)                       Bedford, IN                          850,377             107,120              964,079
Ridgewood I (Elk)                       Elkhart, IN                        1,171,440             159,371            1,434,341
Ridgewood I (GA)                        Atlanta, GA                        1,413,648             230,574            2,075,168





                                             COST CAPITALIZED
                                              SUBSEQUENT TO                         GROSS AMOUNT CARRIED
                                               ACQUISITION                             AT CLOSE OF
                  DESCRIPTION              (IMPROVEMENTS, NET) (I)                   PERIOD 12/31/99
------------------------------------------------------------------------------------------------------------------------------------
                                                           BUILDING &                               BUILDING &
APARTMENT NAME                               LAND           FIXTURES               LAND            FIXTURES (A)          TOTAL (B)
------------------------------------------------------------------------------------------------------------------------------------
Pointe at South Mountain                            -            621,583            2,228,800            20,680,894       22,909,694
Pointe East                                       800            235,997              602,600             5,661,760        6,264,360
Polos                                               -            301,494            1,640,000            18,746,460       20,386,460
Polos East                                          -            138,739            1,386,000            19,197,359       20,583,359
Combined Ft. Lauderdale Properties (T)          8,600          2,069,004           10,231,300            41,784,332       52,015,632
Portland Center Combined                        4,900            722,041            6,032,900            44,276,439       50,309,339
Portofino                                           -            171,655            3,572,400            14,832,649       18,405,049
Portside Towers Combined                       15,700            313,184           22,455,700            97,156,097      119,611,797
Prairie Creek I & II                                -             56,494            4,067,292            39,550,867       43,618,158
Preakness                                       1,900          1,138,963            1,561,900             8,810,673       10,372,573
Preserve at Squaw Peak                              -            152,605              517,788             8,686,597        9,204,385
Preston at Willowbend                               -          1,678,188              872,500             9,786,103       10,658,603
Preston Bend                                    2,200            189,245            1,085,200            10,213,750       11,298,950
Preston Lake                                   34,993          1,281,902            1,465,893            14,200,599       15,666,492
Princeton Court                                     -             12,807              116,696             1,063,071        1,179,767
Princeton Square                                    -            113,638              864,000            12,024,115       12,888,115
Promenade (FL)                                      -            140,252            2,124,193            25,944,289       28,068,482
Promenade Terrace                               1,800            458,387            2,282,800            21,004,676       23,287,476
Promontory Pointe I & II                            -            330,742            2,355,509            30,752,581       33,108,090
Prospect Towers                                 1,600            883,784            8,426,600            28,873,636       37,300,236
Pueblo Villas                                   1,300            977,991              855,600             8,672,311        9,527,911
Quail Call                                          -              3,483              104,723               945,994        1,050,717
Quail Cove                                          -            551,603            2,271,800            20,995,984       23,267,784
Ramblewood I (Val)                                  -              4,187              132,084             1,192,940        1,325,024
Ramblewood II (Aug)                                 -             19,542              169,269             1,542,967        1,712,236
Ramblewood II (Val)                                 -              1,789               61,672               556,839          618,511
Rancho Murietta                                     -            308,644            1,766,282            17,894,093       19,660,375
Ranchside                                           -              5,878              144,692             1,308,110        1,452,802
Ranchstone                                          -             81,134              770,000            15,452,565       16,222,565
Ravens Crest                                    2,850          2,252,693            4,675,850            44,333,335       49,009,185
Ravenwood                                           -              3,227              197,284             1,778,779        1,976,062
Ravinia                                         4,100            264,043            1,240,100            12,319,756       13,559,856
Red Deer I                                          -              2,347              204,317             1,841,198        2,045,515
Red Deer II                                         -              3,194              193,852             1,747,859        1,941,711
Redan Village I                                     -              7,780              274,294             2,476,430        2,750,724
Redan Village II                                    -              1,919              240,605             2,167,368        2,407,974
Redlands Lawn and Tennis                            -            506,607            4,822,320            26,865,935       31,688,255
Reflections at the Lakes                            -            384,427            1,896,000            17,443,054       19,339,054
Regatta                                             -            255,057              818,500             7,621,734        8,440,234
Regency                                             -             78,512              890,000            11,862,432       12,752,432
Regency Palms                                     900            823,622            1,857,400            17,541,914       19,399,314
Regency Woods                                   8,380            219,695              753,480             7,246,781        8,000,261
Registry                                            -            219,650            1,303,100            11,946,129       13,249,229
Reserve at Ashley Lake                            500            452,827            3,520,400            23,797,945       27,318,345
Reserve Square Combined                           500         12,070,829            2,618,852            35,653,698       38,272,550
Retreat, The                                        -             38,552            3,475,114            27,307,317       30,782,431
Richmond Townhomes                                  -             94,029              940,000            14,000,934       14,940,934
Ridgegate                                           -            151,483              805,800             7,475,008        8,280,808
Ridgetop                                            -            128,373              811,500             7,427,863        8,239,363
Ridgetree                                      20,600          1,426,528            2,115,200            20,464,391       22,579,591
Ridgeway Commons                               14,840            200,136              583,240             5,596,442        6,179,682
Ridgewood (Lou)                                     -                430              163,686             1,473,603        1,637,289
Ridgewood (MI)                                      -              4,776              176,969             1,597,496        1,774,465
Ridgewood (Rus)                                     -             12,074               69,156               634,478          703,635
Ridgewood I (Bed)                                   -              6,672              107,120               970,751        1,077,871
Ridgewood I (Elk)                                   -             14,808              159,371             1,449,149        1,608,520
Ridgewood I (GA)                                    -              5,968              230,574             2,081,136        2,311,710






                                                                                  LIFE USED TO
                                                                                   COMPUTE
                  DESCRIPTION                                                    DEPRECIATION IN
---------------------------------------------------------------------------------
                                                 ACCUMULATED          DATE OF    LATEST INCOME
APARTMENT NAME                                  DEPRECIATION        CONSTRUCTION STATEMENT (C)
-----------------------------------------------------------------------------------------------
Pointe at South Mountain                             (2,018,761)        1988       30 Years
Pointe East                                          (1,079,919)        1988       30 Years
Polos                                                  (867,299)        1991       30 Years
Polos East                                             (865,308)        1991       30 Years
Combined Ft. Lauderdale Properties (T)               (6,224,657)        1988       30 Years
Portland Center Combined                             (1,717,412)        1965       30 Years
Portofino                                            (1,075,995)        1989       30 Years
Portside Towers Combined                             (5,181,331)     1992/1997     30 Years
Prairie Creek I & II                                 (1,128,902)      1998/99      30 Years
Preakness                                              (803,978)        1986       30 Years
Preserve at Squaw Peak                                 (649,077)        1990       30 Years
Preston at Willowbend                                (2,263,021)        1985       30 Years
Preston Bend                                           (980,172)        1986       30 Years
Preston Lake                                         (3,335,031)      1984-86      30 Years
Princeton Court                                          (9,916)        1985       30 Years
Princeton Square                                       (563,868)        1984       30 Years
Promenade (FL)                                       (1,145,473)        1994       30 Years
Promenade Terrace                                    (2,677,571)        1990       30 Years
Promontory Pointe I & II                             (2,246,711)     1984/1996     30 Years
Prospect Towers                                      (1,907,947)        1995       30 Years
Pueblo Villas                                        (1,210,863)        1975       30 Years
Quail Call                                               (8,893)        1984       30 Years
Quail Cove                                           (2,069,366)        1987       30 Years
Ramblewood I (Val)                                      (10,896)        1983       30 Years
Ramblewood II (Aug)                                     (14,924)        1986       30 Years
Ramblewood II (Val)                                      (5,149)        1983       30 Years
Rancho Murietta                                      (1,329,081)        1983       30 Years
Ranchside                                               (12,306)        1985       30 Years
Ranchstone                                             (684,806)        1996       30 Years
Ravens Crest                                         (9,058,639)        1984       30 Years
Ravenwood                                               (16,278)        1987       30 Years
Ravinia                                                (805,342)        1991       30 Years
Red Deer I                                              (16,553)        1986       30 Years
Red Deer II                                             (15,699)        1987       30 Years
Redan Village I                                         (22,143)        1984       30 Years
Redan Village II                                        (19,377)        1986       30 Years
Redlands Lawn and Tennis                             (2,012,103)        1986       30 Years
Reflections at the Lakes                             (1,673,007)        1989       30 Years
Regatta                                                (776,707)        1983       30 Years
Regency                                                (537,602)        1986       30 Years
Regency Palms                                        (2,550,877)        1969       30 Years
Regency Woods                                          (569,679)        1986       30 Years
Registry                                             (1,150,094)        1987       30 Years
Reserve at Ashley Lake                               (1,814,527)        1990       30 Years
Reserve Square Combined                              (8,338,981)        1973       30 Years
Retreat, The                                           (489,190)        1999       30 Years
Richmond Townhomes                                     (622,577)        1995       30 Years
Ridgegate                                              (730,185)        1990       30 Years
Ridgetop                                               (747,671)        1988       30 Years
Ridgetree                                            (3,018,446)        1983       30 Years
Ridgeway Commons                                       (435,462)        1970       30 Years
Ridgewood (Lou)                                         (13,306)        1984       30 Years
Ridgewood (MI)                                          (14,383)        1983       30 Years
Ridgewood (Rus)                                          (6,392)        1984       30 Years
Ridgewood I (Bed)                                        (9,041)        1984       30 Years
Ridgewood I (Elk)                                       (13,455)        1984       30 Years
Ridgewood I (GA)                                        (18,548)        1984       30 Years



                       EQUITY RESIDENTIAL PROPERTIES TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999




                                                                                                INITIAL COST TO
                  DESCRIPTION                                                                        COMPANY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               BUILDING &
APARTMENT NAME                          LOCATION                      ENCUMBRANCES             LAND             FIXTURES
------------------------------------------------------------------------------------------------------------------------------------
Ridgewood I (Lex)                       Lexington, KY                      1,040,373             203,720            1,833,477
Ridgewood I (OH)                        Columbus, OH                       1,191,565             174,066            1,566,593
Ridgewood II (Bed)                      Bedford, IN                          883,318              99,559              896,029
Ridgewood II (Elk)                      Elkhart, IN                        1,297,758             215,335            1,938,012
Ridgewood II (GA)                       Atlanta, GA                        1,008,359             164,999            1,484,991
Ridgewood II (OH)                       Columbus, OH                       1,151,846             162,914            1,466,226
Ridgewood Village                       San Diego, CA                             (U)          5,760,000           14,032,511
Rincon                                  Houston, TX                                -           4,400,000           16,734,746
River Bend                              Tampa, FL                                  -             602,945            2,916,839
River Glen I                            Columbus, OH                         985,686             171,272            1,541,447
River Glen II                           Columbus, OH                       1,156,468             158,684            1,428,152
River Hill                              Grand Prairie, TX                          -           2,004,000           19,272,944
River Oak                               Louisville, KY                             -           1,253,900           11,300,386
River Park                              Fort Worth, TX                     7,632,622           2,240,000            8,818,888
Rivers Edge                             Waterbury, CT                              -             780,000            6,561,802
Rivers End I                            Jacksonville, FL                   1,406,919             171,745            1,545,703
Rivers End II                           Jacksonville, FL                   1,127,324             190,688            1,716,189
Riverside Park                          Tulsa, OK                                 (E)          1,440,000           12,389,121
Riverview Estates                       Toledo, OH                         1,057,319             141,210            1,270,890
Roanoke                                 Detriot, MI                           40,500             369,911            3,329,200
Rock Creek                              Corrboro, NC                               -             895,100            8,062,948
Rolido Parque                           Houston, TX                        7,111,022           2,950,000            7,935,130
Rosecliff                               Quincy, MA                                 -           5,460,000           12,989,873
Rosehill Pointe                         Lenexa, KS                        12,924,830           2,073,400           18,864,909
Rosewood (KY)                           Louisville, KY                     1,608,243             253,453            2,281,076
Rosewood (OH)                           Columbus, OH                       1,279,827             212,378            1,911,405
Rosewood Commons I                      Indianapolis, IN                   1,864,582             228,644            2,057,800
Rosewood Commons II                     Indianapolis, IN                   1,194,320             220,463            1,984,167
Royal Oak                               Eagan, MN                         13,148,135           1,598,200           14,415,400
Royal Oaks (FL)                         Jacksonville, FL                           -           1,988,000           13,645,117
Sabal Palm                              Pompano Beach, FL                          -           3,536,000           20,190,650
Sabal Palm at Boot Ranch                Palm Harbor, FL                   16,631,058           3,888,000           28,923,692
Sabal Palm at Carrollwood Place         Tampa, FL                                  -           3,888,000           26,911,542
Sabal Palm at Lake Buena Vista          Orlando, Fl                       21,170,000           2,800,000           23,687,893
Sabal Palm at Metrowest                 Orlando, Fl                                -           4,560,000           38,394,865
Sabal Palm at Metrowest II              Orlando, Fl                                -           4,110,000           33,907,283
Sabal Pointe (L)                        Coral Springs, FL                          -           1,941,900           17,570,508
Saddle Creek                            Carrollton, TX                             -             703,300            6,375,449
Saddle Ridge                            Loudoun County, VA                         -           1,351,800           12,283,616
Sailboat Bay                            Raleigh, NC                                -             960,000            8,797,580
San Tropez                              Phoenix, AZ                                -           2,738,000           24,650,003
Sandalwood                              Toledo, OH                         1,103,983             151,926            1,367,336
Sandpiper II                            Fort Pierce, FL                    1,033,653             155,496            1,399,461
Sanford Court                           Orlando, Fl                        1,760,829             238,814            2,149,327
Sawgrass Cove                           Bradenton, FL                              -           1,671,200           15,060,378
Scarborough Square                      Rockville, MD                      5,119,928           1,815,000            7,540,062
Scottsdale Courtyards                   Scottsdale, AZ                            (O)          2,979,269           25,073,538
Scottsdale Meadows                      Scottsdale, AZ                             -           1,512,000           11,407,699
Sedona Ridge                            Ahwatukee, AZ                              -           5,508,000            9,703,496
Sedona Springs                          Austin, TX                                 -           2,574,000           23,477,043
Seeley Lake                             Tacoma, WA                                 -           2,760,400           24,845,286
Settler's Point                         Salt Lake City, UT                         -           1,715,100           15,437,046
Seventh & James                         Seattle, WA                                -             663,800            5,974,803
Shadow Bay I                            Jacksonville, FL                           -             123,319            1,109,867
Shadow Bay II                           Jacksonville, FL                     990,062             139,709            1,257,379
Shadow Brook                            Phoenix, AZ                               (O)          3,065,496           18,367,686
Shadow Lake                             Doraville, GA                              -           1,140,000           13,117,277


                                    COST CAPITALIZED
                                     SUBSEQUENT TO                          GROSS AMOUNT CARRIED
                                      ACQUISITION                              AT CLOSE OF
                  DESCRIPTION     (IMPROVEMENTS, NET) (I)                    PERIOD 12/31/99
------------------------------------------------------------------------------------------------------------------------------------
                                                  BUILDING &                                BUILDING &
APARTMENT NAME                      LAND           FIXTURES                LAND            FIXTURES (A)             TOTAL (B)
------------------------------------------------------------------------------------------------------------------------------------
Ridgewood I (Lex)                          -              1,814               203,720             1,835,291           2,039,010
Ridgewood I (OH)                           -              6,169               174,066             1,572,762           1,746,828
Ridgewood II (Bed)                         -              8,806                99,559               904,834           1,004,393
Ridgewood II (Elk)                         -             19,093               215,335             1,957,105           2,172,440
Ridgewood II (GA)                          -                794               164,999             1,485,785           1,650,784
Ridgewood II (OH)                          -              3,176               162,914             1,469,402           1,632,316
Ridgewood Village                      1,500             17,709             5,761,500            14,050,220          19,811,720
Rincon                                 1,900            122,065             4,401,900            16,856,811          21,258,711
River Bend                                 -          1,765,660               602,945             4,682,499           5,285,444
River Glen I                               -              2,855               171,272             1,544,302           1,715,574
River Glen II                              -              1,186               158,684             1,429,338           1,588,022
River Hill                                 -            220,879             2,004,000            19,493,823          21,497,823
River Oak                              2,700            492,123             1,256,600            11,792,509          13,049,109
River Park                             5,400          1,089,629             2,245,400             9,908,517          12,153,917
Rivers Edge                            1,900             44,071               781,900             6,605,874           7,387,774
Rivers End I                               -              3,361               171,745             1,549,064           1,720,809
Rivers End II                              -              3,186               190,688             1,719,375           1,910,062
Riverside Park                         1,400            342,244             1,441,400            12,731,365          14,172,765
Riverview Estates                          -              3,158               141,210             1,274,048           1,415,258
Roanoke                                    -              6,827               369,911             3,336,028           3,705,939
Rock Creek                               600            343,612               895,700             8,406,560           9,302,260
Rolido Parque                          5,900            750,516             2,955,900             8,685,646          11,641,546
Rosecliff                                  -              2,717             5,460,000            12,992,590          18,452,590
Rosehill Pointe                       22,600          1,690,797             2,096,000            20,555,705          22,651,705
Rosewood (KY)                              -             16,594               253,453             2,297,670           2,551,123
Rosewood (OH)                              -              8,425               212,378             1,919,830           2,132,209
Rosewood Commons I                         -             11,881               228,644             2,069,680           2,298,325
Rosewood Commons II                        -             16,118               220,463             2,000,285           2,220,749
Royal Oak                              4,704            337,982             1,602,904            14,753,382          16,356,285
Royal Oaks (FL)                            -            138,372             1,988,000            13,783,489          15,771,489
Sabal Palm                             2,600            737,738             3,538,600            20,928,388          24,466,988
Sabal Palm at Boot Ranch                   -            168,353             3,888,000            29,092,045          32,980,045
Sabal Palm at Carrollwood Place            -            169,009             3,888,000            27,080,552          30,968,552
Sabal Palm at Lake Buena Vista             -            201,215             2,800,000            23,889,108          26,689,108
Sabal Palm at Metrowest             (450,000)           205,634             4,110,000            38,600,499          42,710,499
Sabal Palm at Metrowest II           450,000             78,683             4,560,000            33,985,966          38,545,966
Sabal Pointe (L)                       9,700            344,893             1,951,600            17,915,401          19,867,001
Saddle Creek                           4,800          3,237,209               708,100             9,612,658          10,320,758
Saddle Ridge                          13,000            451,702             1,364,800            12,735,318          14,100,118
Sailboat Bay                               -            183,887               960,000             8,981,467           9,941,467
San Tropez                                 -            310,770             2,738,000            24,960,773          27,698,773
Sandalwood                                 -              1,490               151,926             1,368,826           1,520,752
Sandpiper II                               -              9,964               155,496             1,409,425           1,564,920
Sanford Court                              -              8,519               238,814             2,157,846           2,396,660
Sawgrass Cove                          2,950          1,420,386             1,674,150            16,480,765          18,154,915
Scarborough Square                         -             99,143             1,815,000             7,639,205           9,454,205
Scottsdale Courtyards                      -            293,614             2,979,269            25,367,152          28,346,421
Scottsdale Meadows                         -            197,072             1,512,000            11,604,771          13,116,771
Sedona Ridge                               -            311,028             5,508,000            10,014,524          15,522,524
Sedona Springs                             -            130,113             2,574,000            23,607,156          26,181,156
Seeley Lake                                -            380,827             2,760,400            25,226,114          27,986,514
Settler's Point                            -            613,357             1,715,100            16,050,403          17,765,503
Seventh & James                            -            133,631               663,800             6,108,434           6,772,234
Shadow Bay I                               -              4,003               123,319             1,113,869           1,237,188
Shadow Bay II                              -              4,570               139,709             1,261,948           1,401,657
Shadow Brook                               -            292,506             3,065,496            18,660,192          21,725,688
Shadow Lake                                -             81,614             1,140,000            13,198,891          14,338,891



                                                                              LIFE USED TO
                                                                               COMPUTE
                  DESCRIPTION                                                DEPRECIATION IN
--------------------------------------------------------------------------------------------
                                             ACCUMULATED          DATE OF    LATEST INCOME
APARTMENT NAME                              DEPRECIATION        CONSTRUCTION STATEMENT (C)
--------------------------------------------------------------------------------------------
Ridgewood I (Lex)                                   (16,373)        1984       30 Years
Ridgewood I (OH)                                    (14,247)        1984       30 Years
Ridgewood II (Bed)                                   (8,571)        1986       30 Years
Ridgewood II (Elk)                                  (18,206)        1986       30 Years
Ridgewood II (GA)                                   (13,269)        1986       30 Years
Ridgewood II (OH)                                   (13,274)        1985       30 Years
Ridgewood Village                                (1,021,636)        1997       30 Years
Rincon                                           (1,660,510)        1996       30 Years
River Bend                                       (3,638,171)        1971       30 Years
River Glen I                                        (13,938)        1987       30 Years
River Glen II                                       (12,809)        1987       30 Years
River Hill                                         (878,180)        1996       30 Years
River Oak                                          (945,076)        1989       30 Years
River Park                                         (564,762)        1984       30 Years
Rivers Edge                                        (374,911)        1974       30 Years
Rivers End I                                        (14,079)        1986       30 Years
Rivers End II                                       (15,542)        1986       30 Years
Riverside Park                                   (1,052,333)        1994       30 Years
Riverview Estates                                   (12,199)        1987       30 Years
Roanoke                                             (29,499)        1985       30 Years
Rock Creek                                         (990,522)        1986       30 Years
Rolido Parque                                      (663,254)        1978       30 Years
Rosecliff                                          (276,066)        1990       30 Years
Rosehill Pointe                                  (3,200,631)        1984       30 Years
Rosewood (KY)                                       (20,784)        1984       30 Years
Rosewood (OH)                                       (17,670)        1985       30 Years
Rosewood Commons I                                  (19,123)        1986       30 Years
Rosewood Commons II                                 (18,268)        1987       30 Years
Royal Oak                                        (1,116,654)        1989       30 Years
Royal Oaks (FL)                                    (636,826)        1991       30 Years
Sabal Palm                                       (2,123,534)        1989       30 Years
Sabal Palm at Boot Ranch                         (1,299,988)        1996       30 Years
Sabal Palm at Carrollwood Place                  (1,214,963)        1995       30 Years
Sabal Palm at Lake Buena Vista                   (1,087,252)        1988       30 Years
Sabal Palm at Metrowest                          (1,685,822)        1998       30 Years
Sabal Palm at Metrowest II                       (1,513,049)        1997       30 Years
Sabal Pointe (L)                                 (2,540,052)        1995       30 Years
Saddle Creek                                     (3,488,055)        1980       30 Years
Saddle Ridge                                     (1,949,000)        1989       30 Years
Sailboat Bay                                       (419,027)        1986       30 Years
San Tropez                                       (2,325,211)        1989       30 Years
Sandalwood                                          (12,278)        1984       30 Years
Sandpiper II                                        (13,069)        1982       30 Years
Sanford Court                                       (19,922)        1976       30 Years
Sawgrass Cove                                    (3,610,334)        1991       30 Years
Scarborough Square                                 (286,105)        1967       30 Years
Scottsdale Courtyards                            (1,842,672)        1993       30 Years
Scottsdale Meadows                                 (854,318)        1984       30 Years
Sedona Ridge                                     (1,016,060)        1988       30 Years
Sedona Springs                                   (1,060,492)        1995       30 Years
Seeley Lake                                      (2,429,867)        1990       30 Years
Settler's Point                                  (1,555,999)        1986       30 Years
Seventh & James                                    (577,713)        1992       30 Years
Shadow Bay I                                        (10,279)        1984       30 Years
Shadow Bay II                                       (11,561)        1985       30 Years
Shadow Brook                                     (1,366,383)        1984       30 Years
Shadow Lake                                        (599,606)        1989       30 Years


                       EQUITY RESIDENTIAL PROPERTIES TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999




                                                                                                INITIAL COST TO
                  DESCRIPTION                                                                        COMPANY
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               BUILDING &
APARTMENT NAME                          LOCATION                      ENCUMBRANCES             LAND             FIXTURES
-----------------------------------------------------------------------------------------------------------------------------------
Shadow Ridge                            Tallahassee, FL                    1,018,858             150,327            1,352,939
Shadow Trace                            Atlanta, GA                                -             244,320            2,198,884
Shadowood I                             Sarasota, FL                       1,420,269             157,661            1,418,945
Shadowood II                            Sarasota, FL                       1,920,328             152,031            1,368,278
Sheffield Court                         Arlington, VA                              -           3,349,350           31,960,800
Sherbrook (IN)                          Indianapolis, IN                   1,673,663             171,920            1,547,284
Sherbrook (OH)                          Columbus, OH                       1,092,268             163,493            1,471,440
Sherbrook (PA)                          Pittsburgh, WV                     1,278,955             279,665            2,516,985
Shoal Run                               Birmingham, AL                             -           1,380,000           12,218,577
Shores at Andersen Springs              Chandler, AZ                              (O)          2,743,816           22,774,646
Siena Terrace                           Lake Forest, CA                            -           8,900,000           24,123,024
Sierra Canyon                           Canyon Cnty, CA                            -           3,480,000           12,546,066
Silver Creek                            Phoenix, AZ                               (O)            712,102            6,707,496
Silver Forest                           Ocala, FL                            859,440             126,536            1,138,821
Silver Shadow                           Las Vegas, NV                              -             952,100            8,799,511
Silver Springs (FL)                     Jacksonville, FL                           -           1,828,700           16,474,735
Silver Springs (OK)                     Tulsa, OK                                  -             672,500            6,052,669
Silverwood                              Mission, KS                               (S)          1,230,000           11,070,904
Sky Pines I & II                        Orlando, Fl                        2,307,645             349,029            3,141,259
Sky Ridge                               Atlanta, GA                        1,879,443             437,373            3,936,361
Skylark                                 Union City, CA                             -           1,775,000           16,713,916
Skyline Gateway                         Tucson, AZ                                 -           1,128,400           10,155,747
Skyview                                 Rancho Santa Margarita, CA                 -           3,380,000           21,708,875
Slate Run (Bt)                          Louisville, KY                       766,280              96,556              869,006
Slate Run (Hop)                         Hopkinsville, KY                     908,184              91,304              821,734
Slate Run (Ind)                         Indianapolis, IN                   2,028,467             295,593            2,660,337
Slate Run (Leb)                         Indianapolis, IN                   1,232,500             154,061            1,386,549
Slate Run (Mia)                         Dayton, OH                           862,241             136,065            1,224,583
Slate Run I (Lou)                       Louisville, KY                       870,163             179,766            1,617,890
Slate Run II (Lou)                      Louisville, KY                     1,168,080             167,723            1,509,506
Smoketree Polo Club                     Indio, CA                          9,050,000             864,000            6,950,033
Sommerset Place                         Raleigh, NC                                -             360,000            7,800,206
Songbird                                San Antonio, TX                    6,554,066           1,080,500            9,734,435
Sonoran                                 Phoenix, AZ                               (O)          2,361,922           31,841,724
Sonterra at Foothill Ranch              Orange Cnty, CA                   16,378,029           7,500,000           24,048,507
South Creek                             Mesa, AZ                          15,600,333           2,669,300           24,042,042
Southwood                               Palo Alto, CA                              -           6,930,000           14,324,069
Spicewood                               Indianapolis, IN                   1,012,173             128,355            1,155,191
Spicewood Springs                       Jacksonville, FL                           -           1,536,000           21,138,009
Spinnaker Cove                          Hermitage, TN                     14,205,000           1,420,500           12,770,421
Spring Gate                             Panama City, FL                      971,750             132,951            1,196,563
Spring Oak                              Richmond, VA                               -           3,803,700            7,854,648
Springbrook                             Anderson, SC                       1,702,253             168,959            1,520,630
Springs Colony                          Orlando, FL                               (S)            631,900            5,860,157
Springs of Country Woods                Salt Lake City, UT                         -           3,547,400           31,906,637
Springwood (Col)                        Columbus, OH                       1,082,979             189,948            1,709,529
Springwood (IN)                         Ft. Wayne, IN                        773,114             119,199            1,072,791
Springwood (KY)                         Cincinnati, KY                       801,399             117,442            1,056,980
Springwood II (Aus)                     Youngstown, OH                           473              78,057              702,513
Steeplechase                            Charlotte, NC                              -           1,111,500           10,180,750
Sterling Point                          Denver, CO                                 -             935,500            8,419,200
Stewart Way I & II                      Savannah, GA                       2,198,566             290,773            2,616,953
Stillwater                              Savannah, GA                         941,996             151,198            1,360,780
Stonehenge (Day)                        Dayton, OH                         1,180,692             202,294            1,820,645
Stonehenge (Ind)                        Indianapolis, IN                   1,198,930             146,810            1,321,293
Stonehenge (Jas)                        Jasper, IN                           438,289              78,335              705,013
Stonehenge (KY)                         Nashville, KY                        790,000             111,632            1,004,684


                                          COST CAPITALIZED
                                           SUBSEQUENT TO                       GROSS AMOUNT CARRIED
                                            ACQUISITION                           AT CLOSE OF
                  DESCRIPTION           (IMPROVEMENTS, NET) (I)                 PERIOD 12/31/99
------------------------------------------------------------------------------------------------------------------------------------
                                                        BUILDING &                             BUILDING &
APARTMENT NAME                            LAND           FIXTURES             LAND            FIXTURES (A)             TOTAL (B)
------------------------------------------------------------------------------------------------------------------------------------
Shadow Ridge                                     -              4,518            150,327             1,357,457           1,507,783
Shadow Trace                                     -             21,522            244,320             2,220,406           2,464,726
Shadowood I                                      -             13,534            157,661             1,432,479           1,590,139
Shadowood II                                     -              6,871            152,031             1,375,149           1,527,180
Sheffield Court                                  -            622,255          3,349,350            32,583,055          35,932,405
Sherbrook (IN)                                   -              9,547            171,920             1,556,832           1,728,752
Sherbrook (OH)                                   -              3,084            163,493             1,474,524           1,638,018
Sherbrook (PA)                                   -              2,476            279,665             2,519,462           2,799,127
Shoal Run                                        -             49,790          1,380,000            12,268,367          13,648,367
Shores at Andersen Springs                       -            288,461          2,743,816            23,063,106          25,806,922
Siena Terrace                                    -            308,655          8,900,000            24,431,678          33,331,678
Sierra Canyon                                4,200            678,896          3,484,200            13,224,962          16,709,162
Silver Creek                                     -            102,761            712,102             6,810,256           7,522,358
Silver Forest                                    -              2,222            126,536             1,141,043           1,267,579
Silver Shadow                                1,340            216,655            953,440             9,016,166           9,969,606
Silver Springs (FL)                          2,400            589,385          1,831,100            17,064,120          18,895,220
Silver Springs (OK)                              -            116,197            672,500             6,168,867           6,841,367
Silverwood                                       -            979,523          1,230,000            12,050,427          13,280,427
Sky Pines I & II                                 -             19,577            349,029             3,160,836           3,509,864
Sky Ridge                                        -             10,391            437,373             3,946,753           4,384,126
Skylark                                      6,600            250,652          1,781,600            16,964,567          18,746,167
Skyline Gateway                                  -            287,983          1,128,400            10,443,730          11,572,130
Skyview                                          -             21,933          3,380,000            21,730,807          25,110,807
Slate Run (Bt)                                   -              5,434             96,556               874,441             970,997
Slate Run (Hop)                                  -             19,319             91,304               841,053             932,357
Slate Run (Ind)                                  -              9,937            295,593             2,670,274           2,965,867
Slate Run (Leb)                                  -             17,957            154,061             1,404,505           1,558,566
Slate Run (Mia)                                  -              3,260            136,065             1,227,844           1,363,908
Slate Run I (Lou)                                -              1,832            179,766             1,619,723           1,799,488
Slate Run II (Lou)                               -              3,212            167,723             1,512,718           1,680,441
Smoketree Polo Club                          3,200            232,119            867,200             7,182,152           8,049,352
Sommerset Place                                  -             71,740            360,000             7,871,945           8,231,945
Songbird                                     2,000            930,874          1,082,500            10,665,309          11,747,809
Sonoran                                          -            370,955          2,361,922            32,212,679          34,574,601
Sonterra at Foothill Ranch                   3,400             38,798          7,503,400            24,087,305          31,590,705
South Creek                                  2,000          1,002,105          2,671,300            25,044,147          27,715,447
Southwood                                    6,600            624,987          6,936,600            14,949,056          21,885,656
Spicewood                                        -                 37            128,355             1,155,228           1,283,583
Spicewood Springs                                -            979,925          1,536,000            22,117,934          23,653,934
Spinnaker Cove                              41,231            501,696          1,461,731            13,272,117          14,733,849
Spring Gate                                      -              8,708            132,951             1,205,271           1,338,222
Spring Oak                                       -                  -          3,803,700             7,854,648          11,658,348
Springbrook                                      -             18,100            168,959             1,538,730           1,707,689
Springs Colony                               8,500            914,970            640,400             6,775,127           7,415,527
Springs of Country Woods                         -          1,112,515          3,547,400            33,019,153          36,566,553
Springwood (Col)                                 -              7,351            189,948             1,716,880           1,906,828
Springwood (IN)                                  -              2,848            119,199             1,075,639           1,194,838
Springwood (KY)                                  -              2,215            117,442             1,059,195           1,176,637
Springwood II (Aus)                              -                731             78,057               703,244             781,301
Steeplechase                                     -             97,056          1,111,500            10,277,806          11,389,306
Sterling Point                                   -            168,200            935,500             8,587,400           9,522,900
Stewart Way I & II                               -             11,104            290,773             2,628,057           2,918,829
Stillwater                                       -              4,254            151,198             1,365,034           1,516,232
Stonehenge (Day)                                 -              1,857            202,294             1,822,502           2,024,796
Stonehenge (Ind)                                 -             18,388            146,810             1,339,681           1,486,491
Stonehenge (Jas)                                 -              2,403             78,335               707,416             785,751
Stonehenge (KY)                                  -              4,406            111,632             1,009,090           1,120,722



                                                                              LIFE USED TO
                                                                               COMPUTE
                  DESCRIPTION                                                DEPRECIATION IN
--------------------------------------------------------------------------------------------
                                             ACCUMULATED          DATE OF    LATEST INCOME
APARTMENT NAME                              DEPRECIATION        CONSTRUCTION STATEMENT (C)
--------------------------------------------------------------------------------------------
Shadow Ridge                                        (12,473)        1983       30 Years
Shadow Trace                                        (20,114)        1984       30 Years
Shadowood I                                         (13,296)        1982       30 Years
Shadowood II                                        (12,753)        1983       30 Years
Sheffield Court                                  (5,878,396)        1986       30 Years
Sherbrook (IN)                                      (14,579)        1986       30 Years
Sherbrook (OH)                                      (13,348)        1985       30 Years
Sherbrook (PA)                                      (22,240)        1986       30 Years
Shoal Run                                          (575,058)        1986       30 Years
Shores at Andersen Springs                       (1,695,090)        1989       30 Years
Siena Terrace                                      (731,866)        1988       30 Years
Sierra Canyon                                      (854,087)        1987       30 Years
Silver Creek                                       (529,648)        1986       30 Years
Silver Forest                                       (10,405)        1985       30 Years
Silver Shadow                                    (1,936,532)        1992       30 Years
Silver Springs (FL)                              (1,484,647)        1985       30 Years
Silver Springs (OK)                                (637,471)        1984       30 Years
Silverwood                                       (2,512,138)        1986       30 Years
Sky Pines I & II                                    (29,036)        1986       30 Years
Sky Ridge                                           (35,177)        1987       30 Years
Skylark                                            (821,077)        1986       30 Years
Skyline Gateway                                  (1,041,992)        1985       30 Years
Skyview                                            (469,341)        1999       30 Years
Slate Run (Bt)                                       (8,247)        1984       30 Years
Slate Run (Hop)                                      (8,305)        1984       30 Years
Slate Run (Ind)                                     (23,947)        1984       30 Years
Slate Run (Leb)                                     (13,015)        1984       30 Years
Slate Run (Mia)                                     (11,097)        1985       30 Years
Slate Run I (Lou)                                   (14,642)        1984       30 Years
Slate Run II (Lou)                                  (13,772)        1985       30 Years
Smoketree Polo Club                                (380,571)      1987-89      30 Years
Sommerset Place                                    (361,991)        1983       30 Years
Songbird                                         (1,393,324)        1981       30 Years
Sonoran                                          (2,360,245)        1995       30 Years
Sonterra at Foothill Ranch                       (1,495,623)        1997       30 Years
South Creek                                      (3,328,589)      1986-89      30 Years
Southwood                                          (808,666)        1985       30 Years
Spicewood                                           (10,462)        1986       30 Years
Spicewood Springs                                (1,035,439)        1986       30 Years
Spinnaker Cove                                   (1,371,884)        1986       30 Years
Spring Gate                                         (11,289)        1983       30 Years
Spring Oak                                                -         (R)        30 Years
Springbrook                                         (14,782)        1986       30 Years
Springs Colony                                   (1,573,779)        1986       30 Years
Springs of Country Woods                         (3,167,620)        1982       30 Years
Springwood (Col)                                    (15,468)        1983       30 Years
Springwood (IN)                                      (9,845)        1981       30 Years
Springwood (KY)                                      (9,746)        1986       30 Years
Springwood II (Aus)                                  (6,588)        1982       30 Years
Steeplechase                                       (487,273)        1986       30 Years
Sterling Point                                     (823,591)        1979       30 Years
Stewart Way I & II                                  (24,309)        1986       30 Years
Stillwater                                          (12,351)        1983       30 Years
Stonehenge (Day)                                    (16,375)        1985       30 Years
Stonehenge (Ind)                                    (12,647)        1984       30 Years
Stonehenge (Jas)                                     (6,651)        1985       30 Years
Stonehenge (KY)                                      (9,416)        1983       30 Years


                       EQUITY RESIDENTIAL PROPERTIES TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999




                                                                                                INITIAL COST TO
                  DESCRIPTION                                                                        COMPANY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               BUILDING &
APARTMENT NAME                          LOCATION                      ENCUMBRANCES             LAND             FIXTURES
------------------------------------------------------------------------------------------------------------------------------------
Stonehenge (Mas)                        Canton, OH                           624,377             145,386            1,308,477
Stonehenge (MI)                         Jackson, MI                        1,068,963             146,554            1,318,985
Stonehenge (Ott)                        Lima, OH                             558,155              97,654              878,884
Stonehenge I (Ric)                      Dayton, OH                         1,122,698             156,343            1,407,087
Stoney Creek                            Tacoma, WA                                 -           1,215,200           10,938,134
Stratford Lane I                        Columbus, OH                         893,247             206,637            1,867,258
Strawberry Place                        Tampa, FL                            770,474              78,445              706,003
Suffolk Grove I                         Columbus, OH                               -             214,107            1,926,961
Suffolk Grove II                        Columbus, OH                       1,050,088             167,683            1,509,147
Sugartree I                             Daytona Beach, FL                    983,117             164,985            1,484,863
Summer Chase                            Denver, CO                        11,830,115           1,708,000           15,382,234
Summer Creek                            Plymouth, MN                       2,303,767             576,000            3,815,800
Summer Ridge                            Riverside, CA                              -             600,500            5,422,807
Summerset Village                       Chatsworth, CA                             -           2,628,500           23,675,871
Summerwood                              Hayward, CA                                -           4,860,000            6,942,421
Summit at Lake Union                    Seattle, WA                                -           1,424,600           12,852,461
Summit Chase                            Coral Springs, FL                          -           1,120,000            4,433,084
Sun Creek                               Glendale, AZ                              (O)            896,929            7,066,940
Sunny Oak Village                       Overland Park, KS                 14,898,087           2,222,600           20,230,536
Sunnyside                               Albany, GA                         1,332,479             166,887            1,501,984
Sunrise Springs                         Las Vegas, NV                              -             972,600            8,775,662
Sunset Way I                            Miami, FL                          1,619,086             258,568            2,327,111
Sunset Way II                           Miami, FL                          2,636,031             274,903            2,474,128
Suntree Village                         Oro Valley, AZ                            (O)          1,571,745           13,095,941
Surprise Lake Village                   Tacoma, WA                                 -           1,830,200           16,470,508
Surrey Downs                            Bellevue, WA                               -           3,050,000            7,848,618
Sutton Place                            Dallas, TX                                 -           1,316,500           12,227,725
Sutton Place (FL)                       Lakeland, FL                         855,842             120,887            1,087,987
Sweetwater Glen                         Lawrenceville, GA                          -             500,000           10,469,749
Sycamore Creek                          Scottsdale, AZ                            (E)          3,150,000           19,087,302
Tabor Ridge                             Cleveland, OH                      1,687,748             235,940            2,123,463
Tamarind at Stoneridge                  Columbia, SC                               -           1,053,800            9,489,319
Tamarlane                               Portland, ME                               -             690,000            5,153,633
Tanasbourne Terrace                     Hillsboro, OR                     11,982,492           1,873,000           16,891,205
Tanglewood (OR)                         Portland, OR                               -             760,000            6,863,649
Tanglewood (VA)                         Manassas, VA                      24,855,587           2,103,400           19,674,833
Terrace Trace                           Tampa, FL                          1,637,684             193,916            1,745,248
Thymewood II                            Miami, FL                               (552)            219,661            1,976,949
Timber Hollow                           Chapel Hill, NC                            -             800,000           11,219,537
Timbercreek                             Toledo, OH                         1,542,455             203,420            1,830,778
Timberwalk                              Jacksonville, FL                           -           1,988,000           13,204,219
Timberwood                              Aurora, CO                                 -           1,512,000           14,587,786
Timberwood (OH)                         Macon, GA                            555,480             144,299            1,298,695
Town Center (TX)                        Kingwood, TX                               -           1,290,000           11,530,216
Town Center II (TX)                     Kingwood, TX                               -           1,375,000           13,837,474
Town Centre III & IV                    Laurel, MD                        15,238,742           2,546,500           24,230,152
Towne Square                            Chandler, AZ                               -           1,924,710           36,211,417
Townhomes of Meadowbrook                Auburn Hills, MI                  10,071,742           1,380,000           12,367,314
Trails (CO), The                        Aurora, CO                        10,074,269           1,217,800            8,877,205
Trails (NV), The                        Las Vegas, NV                              -           3,076,200           27,712,940
Trails (TX), The                        Arlington, TX                              -             616,700            5,745,125
Trails at Briar Forest                  Houston, TX                       14,160,486           2,380,000           24,911,561
Trails at Dominion Park                 Houston, TX                       25,013,613           2,529,000           35,699,589
Trails of Valley Ranch                  Irving, TX                                 -           2,808,000            7,923,064
Trailway Pond I                         Burnsville, MN                     4,913,909             476,800            4,309,055
Trailway Pond II                        Burnsville, MN                    11,365,354           1,104,700            9,954,266
Trinity Lakes                           Cordova, TN                               (E)          1,980,000           14,955,732








                                        COST CAPITALIZED
                                          SUBSEQUENT TO                             GROSS AMOUNT CARRIED
                                           ACQUISITION                                   AT CLOSE OF
                                      (IMPROVEMENTS, NET)(I)                          PERIOD 12/31/99
---------------------------------------------------------------------------------------------------------------------------------
                                                     BUILDING &                               BUILDING &
APARTMENT NAME                      LAND              FIXTURES             LAND               FIXTURES(A)            TOTAL(B)
---------------------------------------------------------------------------------------------------------------------------------
Stonehenge (Mas)                         -               7,424             145,386            1,315,901            1,461,287
Stonehenge (MI)                          -                 330             146,554            1,319,315            1,465,869
Stonehenge (Ott)                         -               4,432              97,654              883,316              980,970
Stonehenge I (Ric)                       -              10,760             156,343            1,417,847            1,574,190
Stoney Creek                             -             182,572           1,215,200           11,120,706           12,335,906
Stratford Lane I                         -               1,983             206,637            1,869,241            2,075,878
Strawberry Place                         -              14,281              78,445              720,283              798,728
Suffolk Grove I                          -               3,288             214,107            1,930,249            2,144,356
Suffolk Grove II                         -               2,222             167,683            1,511,369            1,679,051
Sugartree I                              -              10,917             164,985            1,495,781            1,660,766
Summer Chase                         1,200           1,179,229           1,709,200           16,561,462           18,270,662
Summer Creek                         3,600             242,638             579,600            4,058,438            4,638,038
Summer Ridge                         1,900             223,894             602,400            5,646,701            6,249,101
Summerset Village                  262,846             376,991           2,891,346           24,052,863           26,944,208
Summerwood                           6,600             224,843           4,866,600            7,167,264           12,033,864
Summit at Lake Union                   100             759,034           1,424,700           13,611,495           15,036,195
Summit Chase                         2,100             348,037           1,122,100            4,781,121            5,903,221
Sun Creek                                -             130,685             896,929            7,197,625            8,094,554
Sunny Oak Village                   25,150           2,151,058           2,247,750           22,381,595           24,629,345
Sunnyside                                -                 603             166,887            1,502,587            1,669,474
Sunrise Springs                      2,700             379,434             975,300            9,155,096           10,130,396
Sunset Way I                             -              11,739             258,568            2,338,851            2,597,418
Sunset Way II                            -               4,764             274,903            2,478,892            2,753,795
Suntree Village                          -             374,645           1,571,745           13,470,586           15,042,331
Surprise Lake Village                    -             455,216           1,830,200           16,925,724           18,755,924
Surrey Downs                         7,100              76,023           3,057,100            7,924,641           10,981,741
Sutton Place                        41,900           2,827,457           1,358,400           15,055,182           16,413,582
Sutton Place (FL)                        -               7,479             120,887            1,095,466            1,216,353
Sweetwater Glen                          -              76,429             500,000           10,546,178           11,046,178
Sycamore Creek                       2,000             429,964           3,152,000           19,517,266           22,669,266
Tabor Ridge                              -                 560             235,940            2,124,022            2,359,962
Tamarind at Stoneridge               2,400             172,709           1,056,200            9,662,028           10,718,228
Tamarlane                              900             147,937             690,900            5,301,569            5,992,469
Tanasbourne Terrace                  3,700           1,264,592           1,876,700           18,155,797           20,032,497
Tanglewood (OR)                      3,000           1,615,686             763,000            8,479,335            9,242,335
Tanglewood (VA)                      4,895           2,251,142           2,108,295           21,925,975           24,034,270
Terrace Trace                            -               3,812             193,916            1,749,060            1,942,976
Thymewood II                             -               3,459             219,661            1,980,407            2,200,068
Timber Hollow                            -             130,316             800,000           11,349,853           12,149,853
Timbercreek                              -               1,371             203,420            1,832,149            2,035,569
Timberwalk                               -             142,033           1,988,000           13,346,252           15,334,252
Timberwood                           6,600             388,286           1,518,600           14,976,073           16,494,673
Timberwood (OH)                          -               6,087             144,299            1,304,781            1,449,081
Town Center (TX)                     1,300             193,375           1,291,300           11,723,592           13,014,892
Town Center II (TX)                      -               1,590           1,375,000           13,839,065           15,214,065
Town Centre III & IV                 4,700           2,034,631           2,551,200           26,264,783           28,815,983
Towne Square                             -             319,701           1,924,710           36,531,118           38,455,828
Townhomes of Meadowbrook             2,600             469,826           1,382,600           12,837,140           14,219,740
Trails (CO), The                       100           1,710,373           1,217,900           10,587,578           11,805,478
Trails (NV), The                     3,000           1,146,722           3,079,200           28,859,662           31,938,862
Trails (TX), The                    21,300             579,446             638,000            6,324,570            6,962,570
Trails at Briar Forest                   -             243,736           2,380,000           25,155,297           27,535,297
Trails at Dominion Park              2,800           1,092,971           2,531,800           36,792,560           39,324,360
Trails of Valley Ranch               1,400             205,855           2,809,400            8,128,919           10,938,319
Trailway Pond I                      2,484             232,699             479,284            4,541,754            5,021,039
Trailway Pond II                     2,588             249,320           1,107,288           10,203,586           11,310,874
Trinity Lakes                        2,000             469,324           1,982,000           15,425,056           17,407,056











                                                                    LIFE USED TO
                                                                     COMPUTE
                  DESCRIPTION                                      DEPRECIATION IN
----------------------------------------------------------------------------------
                                   ACCUMULATED          DATE OF    LATEST INCOME
APARTMENT NAME                    DEPRECIATION        CONSTRUCTION STATEMENT (C)
----------------------------------------------------------------------------------
Stonehenge (Mas)                          (12,102)        1984       30 Years
Stonehenge (MI)                           (11,807)        1984       30 Years
Stonehenge (Ott)                           (7,992)        1983       30 Years
Stonehenge I (Ric)                        (12,848)        1984       30 Years
Stoney Creek                           (1,071,035)        1990       30 Years
Stratford Lane I                          (16,695)        1984       30 Years
Strawberry Place                           (7,096)        1982       30 Years
Suffolk Grove I                           (17,358)        1985       30 Years
Suffolk Grove II                          (13,449)        1987       30 Years
Sugartree I                               (13,702)        1984       30 Years
Summer Chase                           (2,269,958)        1983       30 Years
Summer Creek                             (230,197)        1985       30 Years
Summer Ridge                             (742,851)        1985       30 Years
Summerset Village                      (2,824,900)        1985       30 Years
Summerwood                               (400,314)        1982       30 Years
Summit at Lake Union                   (1,240,993)    1995 - 1997    30 Years
Summit Chase                             (548,513)        1985       30 Years
Sun Creek                                (556,216)        1985       30 Years
Sunny Oak Village                      (3,379,027)        1984       30 Years
Sunnyside                                 (13,731)        1984       30 Years
Sunrise Springs                        (1,827,290)        1989       30 Years
Sunset Way I                              (21,465)        1987       30 Years
Sunset Way II                             (22,424)        1988       30 Years
Suntree Village                        (1,087,909)        1986       30 Years
Surprise Lake Village                  (1,666,072)        1986       30 Years
Surrey Downs                             (432,578)        1986       30 Years
Sutton Place                           (3,867,574)        1985       30 Years
Sutton Place (FL)                         (10,198)        1984       30 Years
Sweetwater Glen                          (486,070)        1986       30 Years
Sycamore Creek                         (1,589,335)        1984       30 Years
Tabor Ridge                               (19,335)        1986       30 Years
Tamarind at Stoneridge                   (832,338)        1985       30 Years
Tamarlane                                (503,791)        1986       30 Years
Tanasbourne Terrace                    (3,783,624)      1986-89      30 Years
Tanglewood (OR)                        (2,101,837)        1976       30 Years
Tanglewood (VA)                        (4,128,721)        1987       30 Years
Terrace Trace                             (16,100)        1985       30 Years
Thymewood II                              (17,760)        1986       30 Years
Timber Hollow                            (521,951)        1986       30 Years
Timbercreek                               (16,581)        1987       30 Years
Timberwalk                               (620,991)        1987       30 Years
Timberwood                               (874,206)        1983       30 Years
Timberwood (OH)                           (12,035)        1985       30 Years
Town Center (TX)                       (1,247,668)        1994       30 Years
Town Center II (TX)                       (13,563)        1994       30 Years
Town Centre III & IV                   (5,338,532)     1968, 1969    30 Years
Towne Square                           (2,700,797)     1987-1996     30 Years
Townhomes of Meadowbrook                 (756,374)        1988       30 Years
Trails (CO), The                       (2,767,017)        1986       30 Years
Trails (NV), The                       (5,629,075)        1988       30 Years
Trails (TX), The                       (1,466,440)        1984       30 Years
Trails at Briar Forest                 (1,152,474)        1990       30 Years
Trails at Dominion Park                (3,882,199)        1992       30 Years
Trails of Valley Ranch                   (570,724)        1986       30 Years
Trailway Pond I                          (345,153)        1988       30 Years
Trailway Pond II                         (768,364)        1988       30 Years
Trinity Lakes                          (1,298,278)        1985       30 Years


                       EQUITY RESIDENTIAL PROPERTIES TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999




                                                                                                INITIAL COST TO
                  DESCRIPTION                                                                        COMPANY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               BUILDING &
APARTMENT NAME                          LOCATION                      ENCUMBRANCES             LAND             FIXTURES
------------------------------------------------------------------------------------------------------------------------------------
Trowbridge                              Atlanta, GA                                -           2,520,000            9,489,361
Turf Club                               Littleton, CO                              -           2,100,000           15,478,040
Turkscap I                              Tampa, FL                            558,781             125,766            1,131,898
Turkscap III                            Tampa, FL                            768,804             135,850            1,222,651
Tyrone Gardens                          Randolph, MA                               -           4,950,000            5,800,235
University Square I                     Tampa, FL                            917,645             197,457            1,777,109
Valencia Plantation                     Orlando, FL                                -             873,000           12,819,377
Valley Creek I                          Woodbury, MN                      12,827,815           1,622,600           14,626,770
Valley Creek II                         Woodbury, MN                      10,110,100           1,229,500           11,091,476
Valleybrook                             Atlanta, GA                        1,525,843             254,490            2,290,411
Valleyfield (KY)                        Lexington, KY                      1,835,776             252,329            2,270,959
Valleyfield (PA)                        Pittsburg, PA                              -             274,317            2,468,850
Valleyfield I                           Atlanta, GA                        1,629,018             252,413            2,271,717
Valleyfield II                          Atlanta, GA                        1,026,548             258,320            2,324,883
Via Ventura                             Phoenix, AZ                               (E)          1,476,500           13,382,006
Villa Encanto                           Phoenix, AZ                                -           2,884,447           22,197,363
Villa Madeira                           Phoenix, AZ                                -           1,580,000           14,240,297
Villa Serenas                           Tucson, AZ                         9,141,446           2,424,900           14,615,923
Villa Solana                            Laguna Hills, CA                           -           1,663,500           14,985,678
Village at Bear Creek                   Denver, CO                        21,113,845           4,519,700           40,676,390
Village at Lakewood                     Phoenix, AZ                               (P)          3,166,411           13,859,090
Village at Tanque Verde                 Tucson, AZ                                (P)          1,434,838            7,134,638
Village Oaks                            Austin, TX                         4,987,945           1,184,400           10,663,736
Village of Newport                      Federal Way, WA                            -             414,900            3,747,606
Village of Sycamore Ridge               Memphis, TN                                -             621,300            5,612,046
Villas at Josey Ranch                   Carrollton, TX                     6,727,424           1,584,000            7,264,404
Villas of Oak Creste                    San Antonio, TX                            -             905,800            8,151,738
Viridian Lake                           Fort Myers, FL                             -             960,000           17,806,758
Vista Del Lago                          Mission Viejo, CA                 30,971,241           4,524,400           40,736,293
Vista Grove                             Mesa, AZ                                   -           1,341,796           12,157,045
Vista Pointe                            Irving, TX                                 -           2,079,000           17,028,694
Walden Wood                             Southfield, MI                     5,706,032             833,300            7,513,690
Walker Place                            Dallas, TX                         1,145,471             125,274            1,127,466
Walker's Mark                           Dallas, TX                                 -             984,000            6,029,822
Warwick Station                         Denver, CO                         9,534,250           2,281,900           20,543,195
Waterbury (GA)                          Athens, GA                           657,813             147,450            1,327,050
Waterbury (IN)                          Indianapolis, IN                     824,264             105,245              947,206
Waterbury (MI)                          Detroit,MI                         2,106,702             331,739            2,985,650
Waterbury (OH)                          Cincinnati, OH                     1,130,576             193,167            1,738,500
Waterbury (TN)                          Clarksville, TN                      942,471             116,968            1,052,708
Waterford (Jax)                         Jacksonville, FL                           -           3,024,000           23,662,293
Waterford at Deerwood                   Jacksonville, FL                  10,566,370           1,736,000           10,659,702
Waterford at Orange Park                Orange Park, FL                    9,540,000           1,960,000           12,098,784
Waterford at Regency                    Jacksonville, FL                   7,075,238           1,113,000            5,184,162
Waterford at the Lakes                  Kent, WA                                   -           3,100,200           16,153,087
Waterford Place (TN)                    Nashville, TN                              -             900,000           12,003,189
Waterford Village (Broward)             Delray Beach, FL                           -           1,888,000           15,358,635
Watermark Square                        Portland, OR                       8,061,856           1,580,000           14,247,039
Waterstone Place                        Seattle, WA                                            2,950,900           26,674,599
Welleby Lake Club                       Sunrise, FL                                -           3,648,000           17,620,879
Wellington (WA)                         Silverdale, WA                     8,062,026           1,097,300            9,883,303
Wellington Hill                         Manchester, NH                            (S)          1,872,500           17,120,662
Wellsford Oaks                          Tulsa, OK                                  -           1,310,500           11,794,290
Wentworth                               Detroit,MI                                 -             217,502            1,957,520
West Of Eastland                        Columbus, OH                       2,022,939             234,544            2,110,894
Westbrook Village                       Manchester, MO                             -           2,310,000           10,621,218
Westcreek                               Jacksonville, FL                     180,466             185,199            1,666,792


                       EQUITY RESIDENTIAL PROPERTIES TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999

                                          COST CAPITALIZED
                                           SUBSEQUENT TO                          GROSS AMOUNT CARRIED
                                            ACQUISITION                              AT CLOSE OF
                  DESCRIPTION           (IMPROVEMENTS, NET) (I)                    PERIOD 12/31/99
------------------------------------------------------------------------------------------------------------------------------------
                                                        BUILDING &                                BUILDING &
APARTMENT NAME                            LAND           FIXTURES                LAND            FIXTURES (A)          TOTAL (B)
------------------------------------------------------------------------------------------------------------------------------------
Trowbridge                                   1,000            609,462             2,521,000            10,098,823       12,619,823
Turf Club                                    7,300            843,095             2,107,300            16,321,136       18,428,436
Turkscap I                                       -              5,550               125,766             1,137,448        1,263,215
Turkscap III                                     -              1,580               135,850             1,224,231        1,360,081
Tyrone Gardens                               3,000             72,480             4,953,000             5,872,715       10,825,715
University Square I                              -              2,674               197,457             1,779,783        1,977,240
Valencia Plantation                              -             51,727               873,000            12,871,105       13,744,105
Valley Creek I                               4,115            629,348             1,626,715            15,256,117       16,882,833
Valley Creek II                              3,159            159,419             1,232,659            11,250,895       12,483,555
Valleybrook                                      -              5,534               254,490             2,295,945        2,550,435
Valleyfield (KY)                                 -              5,562               252,329             2,276,520        2,528,849
Valleyfield (PA)                                 -              6,692               274,317             2,475,542        2,749,859
Valleyfield I                                    -              2,510               252,413             2,274,228        2,526,641
Valleyfield II                                   -              2,086               258,320             2,326,970        2,585,290
Via Ventura                                 10,100          4,815,861             1,486,600            18,197,867       19,684,467
Villa Encanto                                    -            789,747             2,884,447            22,987,109       25,871,556
Villa Madeira                                2,100          1,601,637             1,582,100            15,841,934       17,424,034
Villa Serenas                                1,800            265,649             2,426,700            14,881,572       17,308,272
Villa Solana                                 1,600          1,372,378             1,665,100            16,358,056       18,023,156
Village at Bear Creek                            -            219,654             4,519,700            40,896,044       45,415,744
Village at Lakewood                              -            441,698             3,166,411            14,300,787       17,467,198
Village at Tanque Verde                          -            303,789             1,434,838             7,438,426        8,873,264
Village Oaks                                 1,600            507,844             1,186,000            11,171,580       12,357,580
Village of Newport                           1,400            292,129               416,300             4,039,735        4,456,035
Village of Sycamore Ridge                    2,600            262,988               623,900             5,875,035        6,498,935
Villas at Josey Ranch                        3,700            269,222             1,587,700             7,533,626        9,121,326
Villas of Oak Creste                             -            493,841               905,800             8,645,579        9,551,379
Viridian Lake                                    -            283,004               960,000            18,089,761       19,049,761
Vista Del Lago                               1,400          2,495,423             4,525,800            43,231,717       47,757,517
Vista Grove                                      -            146,856             1,341,796            12,303,901       13,645,697
Vista Pointe                                 1,800            151,120             2,080,800            17,179,814       19,260,614
Walden Wood                                  1,400          1,360,155               834,700             8,873,845        9,708,545
Walker Place                                     -              2,241               125,274             1,129,707        1,254,981
Walker's Mark                                  800            196,019               984,800             6,225,841        7,210,641
Warwick Station                                100            201,494             2,282,000            20,744,689       23,026,689
Waterbury (GA)                                   -              2,444               147,450             1,329,495        1,476,945
Waterbury (IN)                                   -              2,357               105,245               949,563        1,054,808
Waterbury (MI)                                   -             24,135               331,739             3,009,785        3,341,524
Waterbury (OH)                                   -              2,518               193,167             1,741,018        1,934,185
Waterbury (TN)                                   -              2,319               116,968             1,055,027        1,171,995
Waterford (Jax)                                  -            518,347             3,024,000            24,180,639       27,204,639
Waterford at Deerwood                            -            294,000             1,736,000            10,953,702       12,689,702
Waterford at Orange Park                         -            963,644             1,960,000            13,062,428       15,022,428
Waterford at Regency                             -            134,766             1,113,000             5,318,928        6,431,928
Waterford at the Lakes                           -            558,075             3,100,200            16,711,163       19,811,363
Waterford Place (TN)                             -             86,076               900,000            12,089,265       12,989,265
Waterford Village (Broward)                      -          1,397,696             1,888,000            16,756,331       18,644,331
Watermark Square                               500          1,058,489             1,580,500            15,305,528       16,886,028
Waterstone Place                            13,100          2,931,368             2,964,000            29,605,967       32,569,967
Welleby Lake Club                                -            214,745             3,648,000            17,835,624       21,483,624
Wellington (WA)                              2,000            594,557             1,099,300            10,477,860       11,577,160
Wellington Hill                             17,700          1,944,224             1,890,200            19,064,886       20,955,086
Wellsford Oaks                                   -            188,148             1,310,500            11,982,438       13,292,938
Wentworth                                        -              2,180               217,502             1,959,700        2,177,202
West Of Eastland                                 -             12,197               234,544             2,123,090        2,357,634
Westbrook Village                                -             43,490             2,310,000            10,664,708       12,974,708
Westcreek                                        -             12,032               185,199             1,678,824        1,864,023


                       EQUITY RESIDENTIAL PROPERTIES TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999


                                                                             LIFE USED TO
                                                                              COMPUTE
                  DESCRIPTION                                               DEPRECIATION IN
-------------------------------------------------------------------------------------------
                                            ACCUMULATED          DATE OF    LATEST INCOME
APARTMENT NAME                             DEPRECIATION        CONSTRUCTION STATEMENT (C)
-------------------------------------------------------------------------------------------
Trowbridge                                        (550,816)        1980       30 Years
Turf Club                                         (944,364)        1986       30 Years
Turkscap I                                         (10,406)        1977       30 Years
Turkscap III                                       (11,074)        1982       30 Years
Tyrone Gardens                                    (341,434)     1961/1965     30 Years
University Square I                                (16,278)        1979       30 Years
Valencia Plantation                               (574,894)        1990       30 Years
Valley Creek I                                  (1,152,417)        1989       30 Years
Valley Creek II                                   (845,794)        1990       30 Years
Valleybrook                                        (20,417)        1986       30 Years
Valleyfield (KY)                                   (20,533)        1985       30 Years
Valleyfield (PA)                                   (22,044)        1985       30 Years
Valleyfield I                                      (20,095)        1984       30 Years
Valleyfield II                                     (20,555)        1985       30 Years
Via Ventura                                     (4,160,469)        1980       30 Years
Villa Encanto                                   (1,754,746)        1983       30 Years
Villa Madeira                                   (3,318,290)        1971       30 Years
Villa Serenas                                   (1,297,882)        1973       30 Years
Villa Solana                                    (3,537,814)        1984       30 Years
Village at Bear Creek                           (3,760,814)        1987       30 Years
Village at Lakewood                             (1,116,058)        1988       30 Years
Village at Tanque Verde                           (621,346)     1984-1994     30 Years
Village Oaks                                    (1,399,883)        1984       30 Years
Village of Newport                                (871,926)        1987       30 Years
Village of Sycamore Ridge                         (513,509)        1977       30 Years
Villas at Josey Ranch                             (431,527)        1986       30 Years
Villas of Oak Creste                              (929,891)        1979       30 Years
Viridian Lake                                     (820,681)        1991       30 Years
Vista Del Lago                                  (9,277,982)      1986-88      30 Years
Vista Grove                                       (774,793)    1997 - 1998    30 Years
Vista Pointe                                    (1,073,208)        1996       30 Years
Walden Wood                                     (2,174,376)        1972       30 Years
Walker Place                                       (10,667)        1988       30 Years
Walker's Mark                                     (365,841)        1982       30 Years
Warwick Station                                 (1,959,615)        1986       30 Years
Waterbury (GA)                                     (12,008)        1985       30 Years
Waterbury (IN)                                      (8,723)        1984       30 Years
Waterbury (MI)                                     (27,075)        1985       30 Years
Waterbury (OH)                                     (15,721)        1985       30 Years
Waterbury (TN)                                      (9,732)        1985       30 Years
Waterford (Jax)                                 (1,132,510)        1988       30 Years
Waterford at Deerwood                             (524,459)        1985       30 Years
Waterford at Orange Park                          (687,174)        1986       30 Years
Waterford at Regency                              (265,356)        1985       30 Years
Waterford at the Lakes                          (1,723,697)        1990       30 Years
Waterford Place (TN)                              (542,453)        1994       30 Years
Waterford Village (Broward)                       (798,065)        1989       30 Years
Watermark Square                                (1,641,362)        1990       30 Years
Waterstone Place                                (7,165,406)        1990       30 Years
Welleby Lake Club                                 (806,867)        1991       30 Years
Wellington (WA)                                 (1,948,942)        1990       30 Years
Wellington Hill                                 (4,193,508)        1987       30 Years
Wellsford Oaks                                  (1,186,540)        1991       30 Years
Wentworth                                          (17,646)        1985       30 Years
West Of Eastland                                   (20,121)        1977       30 Years
Westbrook Village                                 (269,544)        1984       30 Years
Westcreek                                          (15,664)        1986       30 Years


                       EQUITY RESIDENTIAL PROPERTIES TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999




                                                                                                INITIAL COST TO
                  DESCRIPTION                                                                        COMPANY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               BUILDING &
APARTMENT NAME                          LOCATION                      ENCUMBRANCES             LAND             FIXTURES
------------------------------------------------------------------------------------------------------------------------------------
Westridge                               Tacoma, WA                                 -           3,501,900           31,506,082
Westway                                 Brunswick, GA                        883,125             168,323            1,514,904
Westwood (IN)                           Elkhart, IN                                -              78,508              706,570
Westwood (OH)                           Columbus, OH                          94,282              18,554              166,988
Westwood Pines                          Tamarac, FL                                -           1,526,200           13,739,616
Whispering Oaks                         Walnut Creek, CA                  10,972,056           2,167,300           19,539,586
Whispering Pines II                     Fr. Pierce, FL                             -             105,172              946,544
Whisperwood                             Alabany, GA                          550,950              84,240              758,163
White Bear Woods                        White Bear Lake, MN               14,184,170           1,621,300           14,609,576
Wilcrest Woods                          Savannah, GA                       1,348,783             187,306            1,685,757
Wilde Lake                              Richmond, VA                       4,440,000             934,600            8,524,744
Willow Brook (NC)                       Durham, NC                                 -           1,408,000            7,118,834
Willow Creek I (GA)                     Atlanta, GA                          832,502             145,769            1,326,411
Willow Lakes                            Spartanburg, SC                    2,050,475             200,990            1,808,906
Willow Run (GA)                         Atlanta, GA                        1,730,934             197,965            1,781,684
Willow Run (IN)                         New Albany, IN                     1,130,811             183,873            1,654,854
Willow Run (KY)                         Owensboro, KY                      1,128,383             141,016            1,269,141
Willow Run (OH)                         Mansfield, OH                        833,658             103,396              930,565
Willow Trail                            Norcross, GA                               -           1,120,000           11,412,982
Willowick                               Aurora, CO                                 -             500,000            4,157,878
Willowood (GA)                          Macon, GA                          1,154,151             160,258            1,442,318
Willowood (KY)                          Owensboro, KY                              -              96,239              866,148
Willowood East II                       Indianapolis, IN                     786,368             104,918              944,260
Willowood I (Gro)                       Columbus, OH                         947,000             126,045            1,134,405
Willowood I (IN)                        Bloomington, IN                    1,140,000             163,896            1,475,066
Willowood I (KY)                        Lexington, KY                      1,016,267             138,822            1,249,401
Willowood I (Woo)                       Akron, OH                            732,395             117,254            1,055,287
Willowood II (Gro)                      Columbus, OH                         552,007              70,924              638,312
Willowood II (IN)                       Bloomington, IN                    1,148,500             161,306            1,451,756
Willowood II (KY)                       Lexington, KY                        851,423             120,375            1,083,379
Willowood II (Tro)                      Dayton, OH                           914,537             142,623            1,283,610
Willowood II (Woo)                      Akron, OH                            868,458             103,199              928,792
Willows I (OH), The                     Columbus, OH                         560,734              76,283              686,551
Willows II (OH), The                    Columbus, OH                         640,430              96,679              870,108
Willows III (OH), The                   Columbus, OH                         863,348             129,221            1,162,993
Wimberly                                Dallas, TX                                 -           2,232,000           27,685,923
Wimbledon Oaks                          Arlington, TX                      7,422,826           1,488,000            8,850,195
Windemere                               Mesa, AZ                           5,992,960             949,000            8,771,280
Windmill                                Colorado Springs, CO                       -             395,544            4,958,634
Windridge (CA)                          Laguna Niguel, CA                         (N)          2,660,800           23,966,595
Windridge (GA)                          Dunwoody, GA                               -           1,224,000           13,627,762
Windwood I (FL)                         Melbourne, FL                              -             113,913            1,025,215
Windwood II (FL)                        Melbourne, FL                        360,000             118,915            1,070,236
Wingwood (Orl)                          Orlando, FL                        1,498,204             236,884            2,131,959
Winter Woods I (FL)                     Orlando, FL                          947,610             144,921            1,304,292
Winterwood                              Charlotte, NC                     11,737,476           1,720,100           15,501,142
Winthrop Court (KY)                     Lexington, KY                      1,488,803             184,709            1,662,384
Winthrop Court II (OH)                  Columbus, OH                         742,316             102,381              921,430
Wood Creek (CA)                         Pleasant Hill, CA                          -           9,728,000           23,009,768
Wood Crest Villa                        Westland, MI                               -             925,900            8,492,103
Wood Forest                             Daytona Beach, FL                  6,125,061           1,008,000            4,950,210
Wood Lane Place                         Woodbury, MN                      14,014,000           2,003,300           18,081,691
Woodbine (Cuy)                          Akron, OH                          1,035,420             185,868            1,672,813
Woodbine (Por)                          Hungtington, OH                      636,931              78,098              702,881
Woodbridge (M)                          Cary, NC                           4,688,514           1,981,900           17,838,219
Woodcliff I                             Atlanta, GA                        1,172,930             276,659            2,489,931
Woodcliff II                            Atlanta, GA                        1,681,499             266,449            2,398,044


                       EQUITY RESIDENTIAL PROPERTIES TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999

                                        COST CAPITALIZED
                                         SUBSEQUENT TO                          GROSS AMOUNT CARRIED
                                          ACQUISITION                              AT CLOSE OF
                  DESCRIPTION          IMPROVEMENTS, NET) (I)                    PERIOD 12/31/99
------------------------------------------------------------------------------------------------------------------------------------
                                                      BUILDING &                                BUILDING &
APARTMENT NAME                          LAND           FIXTURES                LAND            FIXTURES (A)             TOTAL (B)
------------------------------------------------------------------------------------------------------------------------------------
Westridge                                      -            799,774             3,501,900            32,305,856          35,807,756
Westway                                        -              8,381               168,323             1,523,286           1,691,608
Westwood (IN)                                  -              9,098                78,508               715,668             794,176
Westwood (OH)                                  -                  -                18,554               166,988             185,543
Westwood Pines                             2,400            339,978             1,528,600            14,079,594          15,608,194
Whispering Oaks                            3,500          1,060,849             2,170,800            20,600,436          22,771,236
Whispering Pines II                            -              4,776               105,172               951,319           1,056,491
Whisperwood                                    -              3,140                84,240               761,303             845,543
White Bear Woods                           3,441            236,302             1,624,741            14,845,878          16,470,619
Wilcrest Woods                                 -              5,027               187,306             1,690,784           1,878,090
Wilde Lake                                12,600            521,276               947,200             9,046,020           9,993,220
Willow Brook (NC)                          1,500            184,159             1,409,500             7,302,993           8,712,493
Willow Creek I (GA)                            -              1,035               145,769             1,327,446           1,473,214
Willow Lakes                                   -              7,841               200,990             1,816,747           2,017,737
Willow Run (GA)                                -              9,904               197,965             1,791,588           1,989,553
Willow Run (IN)                                -              9,003               183,873             1,663,857           1,847,730
Willow Run (KY)                                -              3,579               141,016             1,272,720           1,413,736
Willow Run (OH)                                -              2,591               103,396               933,156           1,036,552
Willow Trail                                   -             84,286             1,120,000            11,497,268          12,617,268
Willowick                                  6,900            190,983               506,900             4,348,862           4,855,762
Willowood (GA)                                 -              4,980               160,258             1,447,298           1,607,556
Willowood (KY)                                 -              9,062                96,239               875,210             971,449
Willowood East II                              -              8,583               104,918               952,843           1,057,761
Willowood I (Gro)                              -                854               126,045             1,135,259           1,261,304
Willowood I (IN)                               -              7,636               163,896             1,482,702           1,646,598
Willowood I (KY)                               -              8,177               138,822             1,257,578           1,396,401
Willowood I (Woo)                              -              1,349               117,254             1,056,636           1,173,890
Willowood II (Gro)                             -                237                70,924               638,548             709,472
Willowood II (IN)                              -              1,841               161,306             1,453,597           1,614,903
Willowood II (KY)                              -                341               120,375             1,083,720           1,204,096
Willowood II (Tro)                             -              3,872               142,623             1,287,482           1,430,105
Willowood II (Woo)                             -              3,464               103,199               932,257           1,035,456
Willows I (OH), The                            -              2,744                76,283               689,295             765,578
Willows II (OH), The                           -              6,021                96,679               876,129             972,808
Willows III (OH), The                          -              1,867               129,221             1,164,860           1,294,081
Wimberly                                       -            108,124             2,232,000            27,794,047          30,026,047
Wimbledon Oaks                             3,700            350,075             1,491,700             9,200,270          10,691,970
Windemere                                    300            411,868               949,300             9,183,148          10,132,448
Windmill                                     100            797,354               395,644             5,755,988           6,151,632
Windridge (CA)                             2,100            854,440             2,662,900            24,821,035          27,483,935
Windridge (GA)                                 -            156,084             1,224,000            13,783,845          15,007,845
Windwood I (FL)                                -              4,573               113,913             1,029,787           1,143,700
Windwood II (FL)                               -              3,338               118,915             1,073,573           1,192,488
Wingwood (Orl)                                 -              8,062               236,884             2,140,021           2,376,905
Winter Woods I (FL)                            -              5,310               144,921             1,309,603           1,454,524
Winterwood                                 1,900          1,667,447             1,722,000            17,168,589          18,890,589
Winthrop Court (KY)                            -             28,198               184,709             1,690,582           1,875,291
Winthrop Court II (OH)                         -              1,200               102,381               922,630           1,025,011
Wood Creek (CA)                            1,900            302,901             9,729,900            23,312,669          33,042,569
Wood Crest Villa                           7,922            824,243               933,822             9,316,346          10,250,168
Wood Forest                                    -             29,316             1,008,000             4,979,526           5,987,526
Wood Lane Place                            5,847            615,477             2,009,147            18,697,168          20,706,315
Woodbine (Cuy)                                 -                471               185,868             1,673,284           1,859,152
Woodbine (Por)                                 -             20,015                78,098               722,896             800,994
Woodbridge (M)                               100            509,795             1,982,000            18,348,014          20,330,014
Woodcliff I                                    -              4,654               276,659             2,494,585           2,771,244
Woodcliff II                                   -              5,495               266,449             2,403,539           2,669,989



                       EQUITY RESIDENTIAL PROPERTIES TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999


                                                                          LIFE USED TO
                                                                           COMPUTE
                  DESCRIPTION                                            DEPRECIATION IN
----------------------------------------------------------------------------------------
                                         ACCUMULATED          DATE OF    LATEST INCOME
APARTMENT NAME                          DEPRECIATION        CONSTRUCTION STATEMENT (C)
----------------------------------------------------------------------------------------
Westridge                                    (3,146,814)     1987/1991     30 Years
Westway                                         (14,064)        1984       30 Years
Westwood (IN)                                    (6,752)        1984       30 Years
Westwood (OH)                                    (1,625)        1980       30 Years
Westwood Pines                               (1,066,322)        1991       30 Years
Whispering Oaks                              (2,456,734)        1974       30 Years
Whispering Pines II                              (8,779)        1986       30 Years
Whisperwood                                      (7,249)        1985       30 Years
White Bear Woods                             (1,126,466)        1989       30 Years
Wilcrest Woods                                  (15,352)        1986       30 Years
Wilde Lake                                   (1,042,447)        1989       30 Years
Willow Brook (NC)                              (742,988)        1986       30 Years
Willow Creek I (GA)                             (11,861)        1985       30 Years
Willow Lakes                                    (16,905)        1986       30 Years
Willow Run (GA)                                 (16,450)        1983       30 Years
Willow Run (IN)                                 (15,085)        1984       30 Years
Willow Run (KY)                                 (11,889)        1984       30 Years
Willow Run (OH)                                  (8,901)        1983       30 Years
Willow Trail                                   (530,427)        1985       30 Years
Willowick                                      (252,644)        1980       30 Years
Willowood (GA)                                  (13,089)        1984       30 Years
Willowood (KY)                                   (8,405)        1984       30 Years
Willowood East II                                (9,133)        1985       30 Years
Willowood I (Gro)                               (10,255)        1984       30 Years
Willowood I (IN)                                (13,323)        1983       30 Years
Willowood I (KY)                                (11,535)        1984       30 Years
Willowood I (Woo)                                (9,683)        1984       30 Years
Willowood II (Gro)                               (5,761)        1985       30 Years
Willowood II (IN)                               (13,123)        1986       30 Years
Willowood II (KY)                                (9,929)        1985       30 Years
Willowood II (Tro)                              (11,897)        1987       30 Years
Willowood II (Woo)                               (8,784)        1986       30 Years
Willows I (OH), The                              (6,649)        1987       30 Years
Willows II (OH), The                             (8,139)        1981       30 Years
Willows III (OH), The                           (10,483)        1987       30 Years
Wimberly                                     (1,229,499)        1996       30 Years
Wimbledon Oaks                                 (518,830)        1985       30 Years
Windemere                                      (888,408)        1986       30 Years
Windmill                                     (1,702,527)        1985       30 Years
Windridge (CA)                               (4,652,693)        1989       30 Years
Windridge (GA)                                 (643,036)        1982       30 Years
Windwood I (FL)                                  (9,723)        1988       30 Years
Windwood II (FL)                                (10,097)        1987       30 Years
Wingwood (Orl)                                  (19,329)        1980       30 Years
Winter Woods I (FL)                             (12,027)        1985       30 Years
Winterwood                                   (3,973,146)        1986       30 Years
Winthrop Court (KY)                             (15,946)        1985       30 Years
Winthrop Court II (OH)                           (8,332)        1986       30 Years
Wood Creek (CA)                              (2,128,073)        1987       30 Years
Wood Crest Villa                               (896,381)        1970       30 Years
Wood Forest                                    (238,822)        1985       30 Years
Wood Lane Place                              (1,390,578)        1989       30 Years
Woodbine (Cuy)                                  (14,873)        1982       30 Years
Woodbine (Por)                                   (7,100)        1981       30 Years
Woodbridge (M)                               (2,659,864)      1993-95      30 Years
Woodcliff I                                     (22,045)        1984       30 Years
Woodcliff II                                    (21,332)        1986       30 Years


                       EQUITY RESIDENTIAL PROPERTIES TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999




                                                                                                INITIAL COST TO
                  DESCRIPTION                                                                        COMPANY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               BUILDING &
APARTMENT NAME                          LOCATION                      ENCUMBRANCES             LAND             FIXTURES
------------------------------------------------------------------------------------------------------------------------------------
Woodcreek                               Beaverton, OR                     10,836,214           1,753,700           15,804,205
Woodcrest I                             Macon, GA                          1,152,424             115,739            1,050,217
Woodlake (WA)                           Kirkland, WA                      11,642,214           6,624,000           16,735,484
Woodlake at Killearn                    Tallahassee, FL                            -           1,404,300           13,024,748
Woodland Hills                          Decatur, GA                                -           1,223,900           11,021,239
Woodland I & II (FL)                    Orlando, FL                        3,498,688             461,949            4,157,538
Woodland Meadows                        Ann Arbor, MI                              -           2,003,600           18,049,552
Woodland Oaks                           Tulsa, OK                                  -             893,100            8,038,166
Woodlands (KY)                          Nashville, KY                              -              72,094              648,844
Woodlands I (Col)                       Columbus, OH                       1,802,330             231,996            2,087,960
Woodlands I (PA)                        Pittsburgh, PA                     1,040,321             163,192            1,468,725
Woodlands I (Str)                       Cleveland, OH                      1,412,684             197,378            1,776,398
Woodlands II (Col)                      Columbus, OH                       1,563,244             192,633            1,733,701
Woodlands II (PA)                       Pittsburgh, PA                             -             192,972            1,736,751
Woodlands II (Str)                      Cleveland, OH                      1,588,582             183,996            1,655,964
Woodlands III (Col)                     Columbus, OH                               -             230,536            2,074,824
Woodlands of Brookfield                 Brookfield, WI                            (Q)          1,480,000           13,961,081
Woodlands of Minnetonka                 Minnetonka, MN                             -           2,392,500           13,543,076
Woodleaf                                Campbell, CA                      11,543,551           8,544,000           16,988,183
Woodmoor                                Austin, TX                                 -             649,300            5,875,968
Woodridge (CO)                          Aurora, CO                                 -           2,774,000           20,845,971
Woodridge (MN)                          Eagan, MN                          7,712,379           1,600,000           10,449,579
Woods of North Bend                     Raleigh, NC                                -           1,039,000            9,305,319
Woodscape                               Raleigh, NC                                -             956,000            8,607,940
Woodside                                Lorton, VA                                 -           1,308,100           12,510,903
Woodtrail                               Atlanta, GA                          998,738             250,895            2,258,054
Woodvalley                              Anniston, AL                       1,416,346             190,188            1,711,693
Wycliffe Court                          Nashville, TN                      1,143,552             166,545            1,498,902
Wynbrook                                Atlanta, GA                                -           2,544,000           11,017,078
Wyndridge 2                             Memphis, TN                       14,135,000           1,486,000           13,749,636
Wyndridge 3                             Memphis, TN                       10,855,000           1,500,000           13,531,741
Yarmouth Woods                          Yarmouth, ME                               -             690,000            6,096,155
Yorktowne at Olde Mill                  Millersville, MD                           -             216,000            4,224,762
Yuma Court                              Colorado Springs, CO                       -             113,163              840,859
Miscellaneous                                                                      -                   -            6,732,080
Operating Partnership                   Chicago, IL                                -                   -               88,566
Management Business                     Chicago, IL                                -                   -            3,442,962
                                                                   ------------------  ------------------  -------------------

TOTAL INVESTMENT IN REAL ESTATE                                      $ 2,309,147,938     $ 1,546,641,806     $ 10,262,221,652
                                                                   ==================  ==================  ===================
                                                                   ==================  ==================  ===================

REAL ESTATE HELD FOR DISPOSITION

Lakeridge at Moors                      Miami, FL                                $ -         $ 2,100,000          $ 9,068,840
Sonnet Cove I                           Lexington, KY                              -             183,407            1,770,784
Sonnet Cove II                          Lexington, KY                              -             100,000            1,462,579
                                                                   ------------------  ------------------  -------------------
TOTAL REAL ESTATE HELD FOR DISPOSITION                                           $ -         $ 2,383,407         $ 12,302,203
                                                                   ==================  ==================  ===================

TOTAL REAL ESTATE                                                    $ 2,309,147,938     $ 1,549,025,213     $ 10,274,523,855
                                                                   ==================  ==================  ===================


                       EQUITY RESIDENTIAL PROPERTIES TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999


                                             COST CAPITALIZED
                                              SUBSEQUENT TO                          GROSS AMOUNT CARRIED
                                               ACQUISITION                              AT CLOSE OF
                  DESCRIPTION              (IMPROVEMENTS, NET) (I)                    PERIOD 12/31/99
-----------------------------------------------------------------------------------------------------------------------
                                                           BUILDING &                                BUILDING &
APARTMENT NAME                               LAND           FIXTURES                LAND            FIXTURES (A)
-----------------------------------------------------------------------------------------------------------------------
Woodcreek                                       2,100          2,119,075             1,755,800            17,923,280
Woodcrest I                                         -              3,979               115,739             1,054,197
Woodlake (WA)                                   7,400            250,511             6,631,400            16,985,996
Woodlake at Killearn                            3,855            738,290             1,408,155            13,763,038
Woodland Hills                                    700            575,900             1,224,600            11,597,140
Woodland I & II (FL)                                -             28,119               461,949             4,185,657
Woodland Meadows                                2,400            312,397             2,006,000            18,361,948
Woodland Oaks                                       -            407,656               893,100             8,445,823
Woodlands (KY)                                      -             18,514                72,094               667,359
Woodlands I (Col)                                   -             10,966               231,996             2,098,926
Woodlands I (PA)                                    -              3,493               163,192             1,472,219
Woodlands I (Str)                                   -              2,905               197,378             1,779,304
Woodlands II (Col)                                  -              9,332               192,633             1,743,033
Woodlands II (PA)                                   -             11,689               192,972             1,748,440
Woodlands II (Str)                                  -              1,992               183,996             1,657,956
Woodlands III (Col)                                 -              6,001               230,536             2,080,825
Woodlands of Brookfield                         4,600            237,393             1,484,600            14,198,474
Woodlands of Minnetonka                         2,000            466,954             2,394,500            14,010,030
Woodleaf                                        6,600            112,378             8,550,600            17,100,561
Woodmoor                                        4,500          1,242,377               653,800             7,118,345
Woodridge (CO)                                  6,700            474,382             2,780,700            21,320,353
Woodridge (MN)                                  2,300            247,486             1,602,300            10,697,066
Woods of North Bend                               500          1,305,050             1,039,500            10,610,369
Woodscape                                       1,300            285,321               957,300             8,893,261
Woodside                                       17,900            505,533             1,326,000            13,016,436
Woodtrail                                           -             13,149               250,895             2,271,203
Woodvalley                                          -              6,319               190,188             1,718,013
Wycliffe Court                                      -              6,778               166,545             1,505,680
Wynbrook                                        2,500            211,136             2,546,500            11,228,213
Wyndridge 2                                     2,000            556,066             1,488,000            14,305,702
Wyndridge 3                                     2,500            403,393             1,502,500            13,935,134
Yarmouth Woods                                  2,800            209,209               692,800             6,305,364
Yorktowne at Olde Mill                              -          2,019,215               216,000             6,243,977
Yuma Court                                        100            159,593               113,263             1,000,452
Miscellaneous                                       -              4,569                     -             6,736,649
Operating Partnership                               -                150                     -                88,716
Management Business                           101,000         32,920,524               101,000            36,363,486
                                        --------------   ----------------   -------------------  --------------------

TOTAL INVESTMENT IN REAL ESTATE            $3,735,914      $ 426,363,116       $ 1,550,377,719       $10,688,584,768
                                        ==============   ================   ===================  ====================
                                        ==============   ================   ===================  ====================

REAL ESTATE HELD FOR DISPOSITION

Lakeridge at Moors                                $ -           $ 60,745           $ 2,100,000           $ 9,129,585
Sonnet Cove I                                       -          2,835,689               183,407             4,606,473
Sonnet Cove II                                      -            799,939               100,000             2,262,518
                                        --------------   ----------------   -------------------  --------------------
TOTAL REAL ESTATE HELD FOR DISPOSITION            $ -        $ 3,696,373           $ 2,383,407          $ 15,998,576
                                        ==============   ================   ===================  ====================

TOTAL REAL ESTATE                          $3,735,914      $ 430,059,488       $ 1,552,761,126       $10,704,583,344
                                        ==============   ================   ===================  ====================


                       EQUITY RESIDENTIAL PROPERTIES TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999

                                                                                                  LIFE USED TO
                                                                                                   COMPUTE
                  DESCRIPTION                                                                    DEPRECIATION IN
----------------------------------------------------------------------------------------------------------------
                                                                 ACCUMULATED          DATE OF    LATEST INCOME
APARTMENT NAME                                 TOTAL (B)        DEPRECIATION        CONSTRUCTION STATEMENT (C)
----------------------------------------------------------------------------------------------------------------
Woodcreek                                       19,679,080           (3,965,455)      1982-84      30 Years
Woodcrest I                                      1,169,935               (9,867)        1984       30 Years
Woodlake (WA)                                   23,617,396             (939,644)        1984       30 Years
Woodlake at Killearn                            15,171,193           (3,102,947)        1986       30 Years
Woodland Hills                                  12,821,740           (1,667,097)        1985       30 Years
Woodland I & II (FL)                             4,647,605              (38,133)      1984/85      30 Years
Woodland Meadows                                20,367,948           (1,509,989)     1987-1989     30 Years
Woodland Oaks                                    9,338,923             (861,147)        1983       30 Years
Woodlands (KY)                                     739,452               (6,855)        1983       30 Years
Woodlands I (Col)                                2,330,922              (19,183)        1983       30 Years
Woodlands I (PA)                                 1,635,410              (13,177)        1983       30 Years
Woodlands I (Str)                                1,976,681              (15,886)        1984       30 Years
Woodlands II (Col)                               1,935,666              (15,871)        1984       30 Years
Woodlands II (PA)                                1,941,412              (15,803)        1987       30 Years
Woodlands II (Str)                               1,841,952              (14,857)        1985       30 Years
Woodlands III (Col)                              2,311,361              (19,051)        1987       30 Years
Woodlands of Brookfield                         15,683,074             (839,601)        1990       30 Years
Woodlands of Minnetonka                         16,404,530           (1,073,483)        1988       30 Years
Woodleaf                                        25,651,161             (908,798)        1984       30 Years
Woodmoor                                         7,772,145           (1,731,345)        1981       30 Years
Woodridge (CO)                                  24,101,053           (1,240,035)      1980-82      30 Years
Woodridge (MN)                                  12,299,366             (640,231)        1986       30 Years
Woods of North Bend                             11,649,869           (1,895,988)        1983       30 Years
Woodscape                                        9,850,561           (1,090,592)        1979       30 Years
Woodside                                        14,342,436           (2,515,124)        1987       30 Years
Woodtrail                                        2,522,098              (20,118)        1984       30 Years
Woodvalley                                       1,908,201              (15,624)        1986       30 Years
Wycliffe Court                                   1,672,224              (13,653)        1985       30 Years
Wynbrook                                        13,774,713             (671,616)     1972/1976     30 Years
Wyndridge 2                                     15,793,702           (1,431,485)        1988       30 Years
Wyndridge 3                                     15,437,634           (1,407,694)        1988       30 Years
Yarmouth Woods                                   6,998,164             (440,205)     1971/1978     30 Years
Yorktowne at Olde Mill                           6,459,977           (4,584,812)        1974       30 Years
Yuma Court                                       1,113,715             (265,573)        1985       30 Years
Miscellaneous                                    6,736,649               (1,038)
Operating Partnership                               88,716              (68,122)        (H)
Management Business                             36,464,486          (19,155,155)        (G)
                                         ------------------   ------------------

TOTAL INVESTMENT IN REAL ESTATE            $12,238,962,488     $ (1,070,486,957)
                                         ==================   ==================
                                         ==================   ==================

REAL ESTATE HELD FOR DISPOSITION

Lakeridge at Moors                            $ 11,229,585           $ (417,185)        1991       30 Years
Sonnet Cove I                                    4,789,880           (3,452,988)        1972       30 Years
Sonnet Cove II                                   2,362,518           (1,643,555)        1974       30 Years
                                         ------------------   ------------------
TOTAL REAL ESTATE HELD FOR DISPOSITION        $ 18,381,983         $ (5,513,728)
                                         ==================   ==================

TOTAL REAL ESTATE                          $12,257,344,470     $ (1,076,000,685)
                                         ==================   ==================


                                  SCHEDULE III

                       EQUITY RESIDENTIAL PROPERTIES TRUST

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999




NOTES:

(A) The balance of furniture & fixtures included in the total investment in real estate amount was $404,259,561 as of December 31,1999.
         The balance of furniture & fixtures included in the total real estate held for disposition amount was $1,403,187 as of December 31, 1999.
(B) The aggregate cost for Federal Income Tax purposes as of December 31, 1999 was approximately $8.5 billion.
(C)      The life to compute depreciation for furniture & fixtures is 5 years.
(D)      These two properties are encumbered by $14,438,632 in bonds.
(E)      These 17 properties are encumbered by $136,000,000 in bonds.
(F)      These four properties are encumbered by $15,500,000 in bonds.
(G) This asset consists of various acquisition dates and largely represents furniture, fixtures and equipment owned by the Management Business.
(H) This asset consists of various acquisition dates and represents furniture, fixtures and equipment owned by the Operating Partnership.
(I) Improvements are net of write-off of fully depreciated assets which are no longer in service.
(J)      Formerly known as Oxford & Sussex
(K)      Formerly known as Post Place
(L)      Formerly known as The Vinings at Coral Springs
(M)      Formerly known as The Plantations (NC)
(N) These five properties are pledged as additional collateral in connection with the tax-exempt bond refinancing of $177,570,000.
(O)      These 21 properties are encumbered by $132,203,864 in bonds.
(P)      These 5 properties are encumbered by a $48,722,302 note payable.
(Q)      These 5 properties are encumbered by $50,000,000 of mortgage debt.
(R) These properties are currently under development and will be completed subsequent to December 31, 1999.
(S)      These ten properties are encumbered by $177,570,000 in bonds.
(T) Includes Port Royale I, Port Royale II and Port Royale III. Port Royale III is encumbered by a third party mortgage.
(U) These five properties are pledged as additional collateral in connection with a tax-exempt bond refinancing totaling $122,104,116.

 *  Four.Lakes was constructed in phases between 1968 & 1988.
(#) The Lodge-Texas was struck by a tornado that destroyed most of the property. The property was reconstructed during 1989 & 1990.
(x) Pines of Springdale was constructed in phases between 1985 & 1987.

                                  SCHEDULE III

                       EQUITY RESIDENTIAL PROPERTIES TRUST
              REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                             (AMOUNTS IN THOUSANDS)

The changes in total real estate for the years ended December 31, 1999, 1998, and 1997 are as follows:


                                                          1999                     1998                   1997
                                                   -------------------      -------------------     ------------------

Balance, beginning of year                            $    10,986,261           $    7,121,435        $     2,983,510
   Acquisitions                                             1,448,582                3,927,768              4,112,126
   Improvements                                               141,935                  102,020                 60,043
   Write-off of fully depreciated assets
       which are no longer in service                               -                      (25)                  (930)
   Dispositions and other                                    (319,434)                (164,937)               (33,314)
                                                   -------------------      -------------------     ------------------
Balance, end of year                                  $    12,257,344           $   10,986,261        $     7,121,435
                                                   ===================      ===================     ==================


The changes in accumulated depreciation for the years ended December 31, 1999, 1998, and 1997 are as follows:


                                                          1999                     1998                   1997
                                                   -------------------      -------------------     ------------------

Balance, beginning of year                            $       732,803           $      444,762        $       301,512
   Depreciation                                               406,906                  301,869                156,644
   Write-off of fully depreciated assets
       which are no longer in service                               -                      (25)                  (930)
   Dispositions and other                                     (63,708)                 (13,803)               (12,464)
                                                   -------------------      -------------------     ------------------
Balance, end of year                                  $     1,076,001           $      732,803        $       444,762
                                                   ===================      ===================     ==================
