Form 10-Q
period 2000-03-31
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 2000-05-11
CIK 906107

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-12252

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             (Exact Name of Registrant as Specified in Its Charter)

            MARYLAND                                           13-3675988
  (State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                          Identification  No.)

TWO NORTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS                     60606
  (Address of Principal Executive Offices)                     (Zip Code)

                                 (312) 474-1300
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                       APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At May 10, 2000, 128,180,450 of the Registrant's Common Shares of Beneficial Interest were outstanding.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                              MARCH 31,       DECEMBER 31,
                                                                                2000             1999
                                                                            ------------      ------------
ASSETS
Investment in real estate
  Land                                                                      $  1,547,929      $  1,550,378
  Depreciable property                                                        10,677,391        10,670,550
  Construction in progress                                                        23,507            18,035
                                                                            ------------      ------------
                                                                              12,248,827        12,238,963
  Accumulated depreciation                                                    (1,166,702)       (1,070,487)
                                                                            ------------      ------------
Investment in real estate, net of accumulated depreciation                    11,082,125        11,168,476

Real estate held for disposition                                                  29,183            12,868
Cash and cash equivalents                                                         72,510            29,117
Investment in mortgage notes, net                                                 83,290            84,977
Rents receivable                                                                   1,226             1,731
Deposits - restricted                                                            165,952           111,270
Escrow deposits - mortgage                                                        72,210            75,328
Deferred financing costs, net                                                     33,437            33,968
Other assets                                                                     244,233           197,954
                                                                            ------------      ------------
       TOTAL ASSETS                                                         $ 11,784,166      $ 11,715,689
                                                                            ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable                                                    $  3,076,211      $  2,883,583
  Notes, net                                                                   2,289,982         2,290,285
  Line of credit                                                                     -             300,000
  Accounts payable and accrued expenses                                          104,995           102,955
  Accrued interest payable                                                        62,701            44,257
  Rents received in advance and other liabilities                                 74,860            74,196
  Security deposits                                                               40,037            39,687
  Distributions payable                                                          125,275            18,813
                                                                            ------------      ------------
       TOTAL LIABILITIES                                                       5,774,061         5,753,776
                                                                            ------------      ------------
COMMITMENTS AND CONTINGENCIES
Minority Interests:
   Operating Partnership                                                         515,700           456,979
   Partially Owned Properties                                                      1,073               -
                                                                            ------------      ------------
       Total Minority Interests                                                  516,773           456,979
                                                                            ------------      ------------
Shareholders' equity:
   Preferred Shares of beneficial interest, $.01 par value; 100,000,000 shares authorized; 24,956,652 shares issued
       and outstanding as of March 31, 2000 and 25,085,652 shares
       issued and outstanding as of December 31, 1999                          1,307,041         1,310,266
   Common Shares of beneficial interest, $.01 par value;
       350,000,000 shares authorized; 127,946,018 shares issued
       and outstanding as of March 31, 2000 and 127,450,798 shares
       issued and outstanding as of December 31, 1999                              1,279             1,275
   Paid in capital                                                             4,539,951         4,523,919
   Employee notes                                                                 (4,611)           (4,670)
   Distributions in excess of accumulated earnings                              (350,328)         (325,856)
                                                                            ------------      ------------
       TOTAL SHAREHOLDERS' EQUITY                                              5,493,332         5,504,934
                                                                            ------------      ------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 11,784,166      $ 11,715,689
                                                                            ============      ============

                             SEE ACCOMPANYING NOTES
                                       2

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          QUARTER ENDED MARCH 31,
                                                        -------------------------
                                                           2000            1999
                                                        -------------------------
REVENUES
  Rental income                                          $ 473,547      $ 406,062
  Fee and asset management                                   1,298          1,234
  Interest income - investment in mortgage notes             2,762          2,895
  Interest and other income                                  7,803          5,946
                                                         ---------      ---------
        Total revenues                                     485,410        416,137
                                                         ---------      ---------

EXPENSES
    Property and maintenance                               113,868         97,047
    Real estate taxes and insurance                         48,334         42,048
    Property management                                     18,914         14,201
    Fee and asset management                                 1,066            867
    Depreciation                                           111,886         96,901
    Interest:
         Expense incurred                                   95,111         79,197
         Amortization of deferred financing costs            1,341            845
    General and administrative                               6,698          5,767
                                                         ---------      ---------
        Total expenses                                     397,218        336,873
                                                         ---------      ---------
Income before gain on disposition of properties, net
     and allocation to Minority Interests                   88,192         79,264
Gain on disposition of properties, net                      19,998         21,416
Allocation to Minority Interests:
     Operating Partnership                                  (7,096)        (7,126)
     Partially Owned Properties                                 45            -
                                                         ---------      ---------
Net income                                                 101,139         93,554
Preferred distributions                                    (28,388)       (29,377)
                                                         ---------      ---------
Net income available to Common Shares                    $  72,751      $  64,177
                                                         =========      =========

Weighted average Common Shares outstanding - basic         127,798        118,956
                                                         =========      =========

Distributions declared per Common Share outstanding      $    0.76      $    0.71
                                                         =========      =========

Net income per share - basic                             $    0.57      $    0.54
                                                         =========      =========

Net income per share - diluted                           $    0.57      $    0.54
                                                         =========      =========

                             SEE ACCOMPANYING NOTES

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                QUARTER ENDED MARCH 31,
                                                                               -------------------------
                                                                                 2000            1999
                                                                               -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $ 101,139      $  93,554
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
 Allocation to Minority Interests - Operating Partnership                          7,096          7,126
 Allocation to Minority Interests - Partially Owned Properties                       (45)           -
 Depreciation                                                                    111,886         96,901
 Amortization of deferred financing costs                                          1,341            845
 Amortization of discounts and premiums on debt                                     (576)          (608)
 Amortization of deferred settlements on interest rate
     protection agreements                                                           201            257
 Gain on disposition of properties, net                                          (19,998)       (21,416)
 Compensation paid with Company Common Shares                                      1,422            -

CHANGES IN ASSETS AND LIABILITIES:
    Decrease in rents receivable                                                     723          2,661
    (Increase) in deposits - restricted                                           (2,802)        (3,465)
    (Increase) decrease in other assets                                           (2,025)         4,362
    Increase (decrease) in accounts payable and accrued expenses                   1,944        (12,627)
    Increase in accrued interest payable                                          16,683         14,509
    (Decrease) increase in rents received in advance and other liabilities        (2,652)        12,687
    Increase (decrease) in security deposits                                          80           (531)
                                                                               ---------      ---------
  Net cash provided by operating activities                                      214,417        194,255
                                                                               ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate, net                                                 (18,307)      (107,058)
  Improvements to real estate                                                    (27,193)       (24,922)
  Additions to non-real estate property                                           (1,038)        (2,450)
  Interest capitalized for real estate under construction                           (236)          (609)
  Proceeds from disposition of real estate, net                                   92,241         75,997
  Decrease in investment in mortgage notes                                         1,687          1,128
  (Increase) decrease in deposits on real estate acquisitions, net               (51,948)        24,527
  Decrease in mortgage deposits                                                    4,596          1,864
  Investment in joint ventures, net                                              (46,149)       (15,847)
  Investment in limited partnerships and other, net                                 (588)           -
  Proceeds from disposition of Unconsolidated Properties, net                      4,400            -
  Purchase of management contract rights                                            (779)          (285)
  Costs related to Mergers                                                        (3,472)        (2,612)
  Other investing activities                                                        (772)          (355)
                                                                               ---------      ---------
   Net cash (used for) investing activities                                      (47,558)       (50,622)
                                                                               ---------      ---------

                             SEE ACCOMPANYING NOTES

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                        QUARTER ENDED MARCH 31,
                                                                       -------------------------
                                                                          2000           1999
                                                                       -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Loan and bond acquisition costs                                       $    (574)     $     (52)
 MORTGAGE NOTES PAYABLE:
    Proceeds, net                                                        147,683            -
    Lump sum payoffs                                                     (12,801)           -
    Scheduled principal payments                                          (7,509)        (4,161)
 LINES OF CREDIT:
    Proceeds                                                              48,000        298,000
    Repayments                                                          (348,000)      (423,000)
 Proceeds from settlement of interest rate protection agreements           7,055            -
 Proceeds from sale of Common Shares                                       2,900          2,197
 Proceeds from sale of Preferred Shares/Units, net                        64,350            -
 Proceeds from exercise of options                                         4,000         15,374
 Payment of offering costs                                                   (32)          (182)
 DISTRIBUTIONS:
    Common Shares                                                           (257)           (71)
    Preferred Shares/Units                                               (28,197)       (29,377)
    Minority Interests - Operating Partnership                              (143)          (316)
 Principal receipts on employee notes, net                                    59             47
 Principal receipts on other notes receivable, net                           -            4,681
                                                                       ---------      ---------
   Net cash (used for) financing activities                             (123,466)      (136,860)
                                                                       ---------      ---------
Net increase in cash and cash equivalents                                 43,393          6,773
Cash and cash equivalents, beginning of period                            29,117          3,965
                                                                       ---------      ---------
Cash and cash equivalents, end of period                               $  72,510      $  10,738
                                                                       =========      =========



SUPPLEMENTAL INFORMATION:

Cash paid during the period for interest                               $  78,961      $  65,648
                                                                       =========      =========

Transfers to real estate held for disposition                          $  29,183      $       -
                                                                       =========      =========

Net real estate contributed in exchange for OP Units
    or Preference Units                                                $     636      $   8,929
                                                                       =========      =========

Mortgage loans assumed and/or entered into
    through acquisitions of real estate                                $       -      $  16,903
                                                                       =========      =========

Mortgage loans assumed through consolidation of Partially Owned
    Properties                                                         $  65,095      $       -
                                                                       =========      =========

Net (assets acquired) liabilities assumed through consolidation of
    Partially Owned Properties                                         $     792      $       -
                                                                       =========      =========

                             SEE ACCOMPANYING NOTES

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

DEFINITION OF SPECIAL TERMS:

         Capitalized terms used but not defined in this Quarterly Report on Form 10-Q are as defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("Form 10-K").

1.       BUSINESS

         Equity Residential Properties Trust, formed in March 1993, ("EQR"), is a self-administered and self-managed equity real estate investment trust ("REIT"). As used herein, the term "Company" means EQR, and its subsidiaries, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger"), Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger"), Merry Land & Investment Company, Inc. ("MRY") (the "MRY Merger") and Lexford Residential Trust ("LFT") ("the LFT Merger"). The Company has elected to be taxed as a REIT under Section 856(c) of the Internal Revenue Code 1986, as amended (the "Code").

         The Company is engaged in the acquisition, disposition, ownership, management and operation of multifamily properties. As of March 31, 2000, the Company owned or had interests in a portfolio of 1,052 multifamily properties containing 223,724 apartment units (individually a "Property" and collectively the "Properties") consisting of the following:

                                        Number of          Number
                                       Properties         of Units
           -------------------------------------------------------------
           Wholly Owned Properties              975            212,414
           Partially Owned Properties            14              2,995
           Unconsolidated Properties             63              8,315
                                     ----------------------------------
           Total Properties                   1,052            223,724
                                     ==================================

         The "Partially Owned Properties" are controlled and partially owned by the Company but have partners with minority interests (see further discussion in Notes 3 and 4). The "Unconsolidated Properties" are partially owned but not controlled by the Company and consist of investments in partnership interests and/or subordinated mortgages. The Properties are located in 35 states throughout the United States.

2.       BASIS OF PRESENTATION

         The balance sheet and statements of operations and cash flows as of and for the quarter ended March 31, 2000 represent the consolidated financial information of the Company and its subsidiaries.

         Due to the Company's ability as general partner to control either through ownership or by contract the Operating Partnership, a series of management limited partnerships and companies (collectively, the "Management Partnerships" or the "Management Companies"), the Financing Partnerships, the LLC's, and certain other entities, each such entity has been consolidated with the Company for financial reporting purposes. In regard to the Management Companies, the Company does not have legal control; however, these entities are consolidated for financial reporting purposes, the effects of which are immaterial. Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year presentation.

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

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


notes included in the Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

3.       SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

         The following table presents the changes in the Company's issued and outstanding Common Shares for the quarter ended March 31, 2000:

       ------------------------------------------------------ ----------------
                                                                   2000
       ------------------------------------------------------ ----------------
       Common Shares outstanding at January 1,                    127,450,798

       COMMON SHARES ISSUED:
       Conversion of Series E Preferred Shares                            778
       Conversion of Series H Preferred Shares                         60,958
       Conversion of Series J Preferred Shares                         26,628
       Employee Share Purchase Plan                                    79,720
       Dividend Reinvestment - DRIP Plan                                  193
       Share Purchase - DRIP Plan                                       4,303
       Exercise of options                                             52,779
       Restricted share grants, net                                   235,002
       Conversion of OP Units                                          34,859
       ------------------------------------------------------ ----------------
       Common Shares outstanding at March 31,                     127,946,018
                                                                  ===========


         The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest are collectively referred to as the "Minority Interests - Operating Partnership". As of March 31, 2000, the Minority Interests - Operating Partnership held 12,465,971 OP Units. As a result, the Minority Interests - Operating Partnership had an 8.88% interest in the Operating Partnership at March 31, 2000. Assuming conversion of all OP Units into Common Shares, total Common Shares outstanding at March 31, 2000 would have been 140,411,989.

         Net proceeds from the Company's Common Share and Preferred Share offerings are contributed by the Company to the Operating Partnership in return for an increased ownership percentage and are treated as capital transactions in the Company's Consolidated Financial Statements. As a result, the net offering proceeds from Common Shares are allocated between shareholders' equity and Minority Interests - Operating Partnership to account for the change in their respective percentage ownership of the underlying equity of the Operating Partnership.

         The Guilford portfolio properties (see further discussion in Note 4) are controlled and partially owned by the Company but have partners with minority interests. Effective January 1, 2000, the Company has included 100% of the financial condition and results of operations of these Partially Owned Properties in the Consolidated Financial Statements due to an increased ownership interest in these properties. The equity interests of the unaffiliated partners are reflected as Minority Interests - Partially Owned Properties.

         On March 3, 2000, Lexford Properties, L.P., a subsidiary of the Operating Partnership, issued 1.1 million units of 8.50% Series B Cumulative Convertible Redeemable Preference Units (also known as "Preference Interests") with an equity value of $55.0 million. Lexford Properties, L.P. received $53.6 million in net proceeds from this transaction. The liquidation value of these units is $50 per unit. The 1.1 million units are exchangeable into 1.1 million shares of 8.50% Series M-1 Cumulative Redeemable

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Preferred Shares of Beneficial Interest of the Company. The Series M-1 Preferred Shares are not convertible into EQR Common Shares. Dividends for the Series B Preference Interests or the Series M-1 Preferred Shares are payable quarterly at the rate of $4.25 per unit/share per year. The value of these preference interests is included in Minority Interests - Operating Partnership in the Consolidated Balance Sheets and the distributions incurred are included in preferred distributions in the Consolidated Statements of Operations.

         On March 23, 2000, Lexford Properties, L.P., a subsidiary of the Operating Partnership, issued 220,000 units of 8.50% Series C Cumulative Convertible Redeemable Preference Units with an equity value of $11.0 million. Lexford Properties, L.P. received $10.7 million in net proceeds from this transaction. The liquidation value of these units is $50 per unit. The 220,000 units are exchangeable into 220,000 shares of 8.50% Series M-1 Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. The Series M-1 Preferred Shares are not convertible into EQR Common Shares. Dividends for the Series C Preference Interests or the Series M-1 Preferred Shares are payable quarterly at the rate of $4.25 per unit/share per year. The value of these preference interests is included in Minority Interests - Operating Partnership in the Consolidated Balance Sheets and the distributions incurred are included in preferred distributions in the Consolidated Statements of Operations.

         The following table presents the Company's issued and outstanding Preferred Shares as of March 31, 2000 and December 31, 1999:

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                        AMOUNTS ARE IN THOUSANDS
                                                                                                        ------------------------
                                                                                              ANNUAL
                                                                                             DIVIDEND
                                                                  REDEMPTION   CONVERSION    RATE PER      MARCH      DECEMBER
                                                                   DATE (1)(2)  RATE (2)     SHARE (3)   31, 2000     31, 1999
--------------------------------------------------------------------------------------------------------------------------------
Preferred Shares of beneficial interest, $.01 par value;
 100,000,000 shares authorized:

 9 3/8% Series A Cumulative Redeemable Preferred; liquidation        6/1/00        N/A       $2.34375   $  153,000   $  153,000
   value $25 per share; 6,120,000 shares issued and outstanding at March 31, 2000 and December 31, 1999

 9 1/8% Series B Cumulative Redeemable Preferred; liquidation       10/15/05       N/A      $22.81252      125,000      125,000
   value $250 per share; 500,000 shares issued and outstanding at March 31, 2000 and December 31, 1999

 9 1/8% Series C Cumulative Redeemable Preferred; liquidation        9/9/06        N/A      $22.81252      115,000      115,000
   value $250 per share; 460,000 shares issued and outstanding at March 31, 2000 and December 31, 1999

 8.60% Series D Cumulative Redeemable Preferred; liquidation         7/15/07       N/A      $21.50000      175,000      175,000
   value $250 per share; 700,000 shares issued and outstanding at March 31, 2000 and December 31, 1999

 Series E Cumulative Convertible Preferred; liquidation value        11/1/98      0.5564     $1.75000       99,815       99,850
   $25 per share; 3,992,600 and 3,994,000 shares issued
   and outstanding at March 31, 2000 and December
   31, 1999, respectively

 9.65% Series F Cumulative Redeemable Preferred; liquidation         8/24/00       N/A       $2.41250       57,500       57,500
   value $25 per share; 2,300,000 shares issued and outstanding at March 31, 2000 and December 31, 1999

 7 1/4% Series G Convertible Cumulative Preferred; liquidation       9/15/02      4.2680    $18.12500      316,250      316,250
   value $250 per share; 1,265,000 shares issued and
   outstanding at March 31, 2000 and December 31, 1999

 7.00% Series H Cumulative Convertible Preferred; liquidation        6/30/98      0.7240     $1.75000        1,581        3,686
   value $25 per share; 63,252 and 147,452 shares issued
   and outstanding at March 31, 2000 and December
   31, 1999, respectively

 8.60% Series J Cumulative Convertible Preferred; liquidation        3/31/00      0.6136     $2.15000      113,895      114,980
   value $25 per share; 4,555,800 and 4,599,200 shares issued and outstanding at March 31, 2000 and December 31, 1999,
   respectively

 8.29% Series K Cumulative Redeemable Preferred; liquidation        12/10/26       N/A       $4.14500       50,000       50,000
   value $50 per share; 1,000,000 shares issued and outstanding at March 31, 2000 and December 31, 1999

 7.625% Series L Cumulative Redeemable Preferred; liquidation        2/13/03       N/A       $1.90625      100,000      100,000
   value $25 per share; 4,000,000 shares issued and outstanding at March 31, 2000 and December 31, 1999
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                        $1,307,041   $1,310,266
--------------------------------------------------------------------------------------------------------------------------------


         (1) On or after the redemption date, redeemable preferred shares (Series A, B, C, D, F, K and L) may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         (2) On or after the redemption date, convertible preferred shares (Series E, G, H & J) may be redeemed under certain circumstances for cash or Common Shares at the option of the Company, in whole or in part, at various redemption prices per share based upon the contractual conversion rate, plus accrued and unpaid distributions, if any. The conversion rate listed for Series G is the Preferred Share rate and the equivalent Depositary Share rate is 0.4268.

         (3) Dividends on all series of Preferred Shares are payable quarterly at various pay dates. Dividend rates listed for Series B, C, D and G are Preferred Share rates and the equivalent Depositary Share annual dividend rates are $2.281252, $2.281252, $2.15 and $1.8125, respectively.

4.       REAL ESTATE ACQUISITIONS

         On January 19, 2000, the Company acquired Windmont Apartments, a 178-unit multifamily property located in Atlanta, GA, from an unaffiliated party for a purchase price of approximately $10.3 million. The cash portion of this transaction was partially funded from proceeds received from the disposition of one property and the remainder from working capital.

         On January 19, 2000, the Company paid $1.25 million to acquire an additional ownership interest in LFT's Guilford portfolio (14 properties containing 2,995 units located in four states). The transaction was effective on January 1, 2000. Prior to January 1, 2000, the Company accounted for this portfolio under the equity method of accounting. As a result of this additional ownership acquisition, the Company acquired a controlling interest, and as such, now consolidates these properties for financial reporting purposes. The Company recorded additional investments in real estate totaling $69.4 million in connection with this transaction.

5.   REAL ESTATE DISPOSITIONS

         During the quarter ended March 31, 2000, the Company disposed of the nine properties listed below to unaffiliated parties. The Company recognized a net gain for financial reporting purposes of approximately $20 million.

   -------------------------------------------------------------------------------------------------------
                                                                                           DISPOSITION
   DATE                                                                       NUMBER          PRICE
   DISPOSED        PROPERTY                      LOCATION                    OF UNITS     (IN THOUSANDS)
   -------------------------------------------------------------------------------------------------------
      02/04/00     Lakeridge at the Moors        Miami, FL                       175          $10,000
      02/09/00     Sonnet Cove I & II            Lexington, KY                   331           12,300
      02/25/00     Yuma Court                    Colorado Springs, CO             40            2,350
      02/25/00     Indigo Plantation             Daytona Beach, FL               304           14,200
      02/25/00     The Oaks of Lakebridge        Ormond Beach, FL                170            7,800
      03/23/00     Tanglewood                    Lake Oswego, OR                 158           10,750
      03/30/00     Preston Lake                  Tucker, GA                      320           17,325
      03/31/00     Cypress Cove                  Melbourne, FL                   326           18,800
   -------------------------------------------------------------------------------------------------------
                                                                               1,824         $ 93,525
   -------------------------------------------------------------------------------------------------------

         In addition, during the quarter ended March 31, 2000, the Company sold its entire interest in two Unconsolidated Properties containing 338 units for approximately $4.4 million.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6.   COMMITMENTS TO ACQUIRE/DISPOSE OF REAL ESTATE

         As of March 31, 2000, in addition to the Property that was subsequently acquired as discussed in Note 14 of the Notes to Consolidated Financial Statements, the Company entered into a separate agreement to acquire one multifamily property containing 332 units from an unaffiliated party. The Company expects a purchase price of approximately $33.5 million.

         As of March 31, 2000, in addition to the Properties that were subsequently disposed of as discussed in Note 14 of the Notes to Consolidated Financial Statements, the Company entered into separate agreements to dispose of thirteen multifamily properties containing 4,141 units to unaffiliated parties. The Company expects a combined disposition price of approximately $207.4 million.

         The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

7.       DEPOSITS - RESTRICTED

         Deposits-restricted as of March 31, 2000 primarily included the following:

              - a deposit in the amount of $25 million held in a third party escrow account to provide collateral for third party construction financing in connection with two separate joint venture agreements;

              - approximately $96.3 million held in third party escrow accounts, representing proceeds received in connection with the Company's disposition of nine properties and earnest money deposits made for four additional acquisitions;

              - a good faith deposit in the amount of $4.5 million held in a third party escrow account for a mortgage financing transaction that closed during the quarter. These funds were refunded in April 2000;

              - approximately $34 million for tenant security, utility deposits, and other deposits for certain of the Company's Properties; and

              -   approximately $6.1 million of other deposits.

8.       MORTGAGE NOTES PAYABLE

         As of March 31, 2000, the Company had outstanding mortgage indebtedness of approximately $3.1 billion encumbering 567 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $486.5 million) was approximately $4.9 billion. The mortgage notes payables are generally due in monthly installments of principal and interest.

         During the quarter ended March 31, 2000 the Company:

              - recorded additional third-party mortgage debt totaling $65.1 million in connection with the consolidation of the Guilford portfolio on January 1, 2000 (see Note 4);

              - repaid the outstanding mortgage balances on three Properties in the aggregate amount of $12.8 million;

              - obtained new mortgage financing on eleven previously unencumbered properties in the amount of $148.3 million on March 20, 2000; and

              - settled on a $100 million forward starting swap and received $7.1 million. This amount is being amortized over the life of the financing for the eleven previously unencumbered

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                  Properties that occurred in March 2000.

         As of March 31, 2000, scheduled maturities for the Company's outstanding mortgage indebtedness are at various dates through October 1, 2033. The interest rate range on the Company's mortgage debt was 3.15% to 10.13% at March 31, 2000. During the quarter ended March 31, 2000, the weighted average interest rate on the Company's mortgage debt was 6.77%.

9.       NOTES

         The following tables summarize the Company's unsecured note balances and certain interest rate and maturity date information as of and for the quarter ended March 31, 2000:

                                                                                       Weighted
              March 31, 2000                  Net Principal                            Average     Maturity Date
        (AMOUNTS ARE IN THOUSANDS)               Balance      Interest Rate Ranges  Interest Rate      Ranges
------------------------------------------------------------------------------------------------------------------
Fixed Rate Public Notes                        $ 2,062,438       6.150% - 9.375%        7.07%       2000 - 2026
Floating Rate Public Notes                          99,764             (1)              7.00%           2003
Fixed Rate Tax-Exempt Bonds                        127,780       4.750% - 5.200%        5.11%       2024 - 2029
                                            -------------------
Totals                                         $ 2,289,982
                                            ===================

         (1) As of March 31, 2000, floating rate public notes consisted of one note. The interest rate on this note was LIBOR (reset quarterly) plus a spread equal to 0.75% at March 31, 2000 (reset annually in August).

         As of March 31, 2000, the Company had outstanding unsecured notes of approximately $2.3 billion net of a $4.3 million discount and including a $6.5 million premium.

         As of March 31, 2000, the remaining unamortized balance of deferred settlement receipts and payments from treasury locks and interest rate protection agreements was $9.3 million and $3.3 million, respectively.

10.      LINE OF CREDIT

         The Company has a revolving credit facility with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers to provide the Operating Partnership with potential borrowings of up to $700 million. As of March 31, 2000 no amounts were outstanding under this facility and $51.3 million was restricted on the line of credit. During the quarter ended March 31, 2000, the weighted average interest rate on the Company's line of credit was 6.56%.

11.      CALCULATION OF NET INCOME PER WEIGHTED AVERAGE COMMON SHARE

         The following tables set forth the computation of net income per share
- basic and net income per share - diluted.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                                           QUARTER ENDED MARCH 31,
                                                                      -----------------------------------
                                                                            2000              1999
                                                                      -----------------------------------
                                                                       (AMOUNTS IN THOUSANDS EXCEPT PER
                                                                                SHARE AMOUNTS)
NUMERATOR:
Income before gain on disposition of properties, net,
    allocation to Minority Interests and
    preferred distributions                                                  $  88,192         $  79,264
Allocation to Minority Interests:
    Operating Partnership                                                       (7,096)           (7,126)
    Partially Owned Properties                                                      45                 -
Distributions to preferred shareholders                                        (28,388)          (29,377)
                                                                      -----------------------------------

Income before gain on disposition of properties, net                            52,753            42,761

Gain on disposition of properties, net                                          19,998            21,416
                                                                      -----------------------------------
Numerator for net income per share - basic                                      72,751            64,177

Effect of dilutive securities:
    Allocation to Minority Interests -
       Operating Partnership                                                     7,096             7,126
                                                                      -----------------------------------

Numerator for net income per share - diluted                                 $  79,847         $  71,303
                                                                      ===================================

DENOMINATOR:
Denominator for net income per share - basic                                   127,798           118,956

Effect of dilutive securities:
    Dilution for assumed exercise of stock options                                 422               568
    OP Units                                                                    12,466            13,209
                                                                      -----------------------------------

Denominator for net income per share - diluted                                 140,686           132,733
                                                                      ===================================

Net income per share - basic                                                  $   0.57          $   0.54
                                                                      ===================================

Net income per share - diluted                                                $   0.57          $   0.54
                                                                      ===================================

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                                              QUARTER ENDED MARCH 31,
                                                                         -----------------------------------
                                                                               2000              1999
                                                                         -----------------------------------
                                                                          (AMOUNTS IN THOUSANDS EXCEPT PER
                                                                                   SHARE AMOUNTS)
NET INCOME PER SHARE - BASIC:

Income before gain on disposition of properties, net
   per share - basic                                                     $         0.43     $         0.38
Gain on disposition of properties, net                                             0.14               0.16
                                                                         -----------------------------------

Net income per share - basic                                             $         0.57     $         0.54
                                                                         ===================================


NET INCOME PER SHARE - DILUTED:

Income before gain on disposition of properties, net
   per share - diluted                                                   $        0.43      $         0.38
Gain on disposition of properties, net                                            0.14                0.16
                                                                         -----------------------------------

Net income per share - diluted                                           $        0.57      $         0.54
                                                                         ===================================



     CONVERTIBLE PREFERRED SHARES AND JUNIOR CONVERTIBLE PREFERENCE UNITS THAT COULD BE CONVERTED INTO 10,643,083 AND 13,123,062 WEIGHTED COMMON SHARES WERE OUTSTANDING FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999, RESPECTIVELY, BUT WERE NOT INCLUDED IN THE COMPUTATION OF DILUTED EARNINGS PER SHARE BECAUSE THE EFFECTS WOULD BE ANTI-DILUTIVE.

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

         In regards to the funding of Properties in the development and/or earnout stage and the joint venture agreements with two multifamily residential real estate developers, the Company funded a total of $48.4 million during the quarter ended March 31, 2000. During the remainder of 2000, the Company expects to fund approximately $71.9 million in connection with these Properties. In connection with one joint venture agreement, the Company has an obligation to fund up to an additional $20 million to guarantee third party construction financing.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         In connection with the Wellsford Merger, the Company provided a $14.8 million credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of March 31, 2000, this enhancement was still in effect.

13.      REPORTABLE SEGMENTS

         The following tables set forth the reconciliation of net income and total assets for the Company's reportable segments for the quarters ended March 31, 2000 and 1999.

                                                          RENTAL REAL         CORPORATE/
            MARCH 31, 2000 (AMOUNTS IN THOUSANDS)         ESTATE(1)           OTHER(2)        CONSOLIDATED
----------------------------------------------------------------------------------------------------------
Rental income                                            $    473,547          $    -        $    473,547
Property and maintenance expense                             (113,868)              -            (113,868)
Real estate tax and insurance expense                         (48,334)              -             (48,334)
Property management expense                                   (18,914)              -             (18,914)
                                                         -------------------------------------------------
Net operating income                                          292,431               -             292,431

Fee and asset management income                                   -               1,298             1,298
Interest income - investment in mortgage notes                    -               2,762             2,762
Interest and other income                                         -               7,803             7,803
Fee and asset management expense                                  -              (1,066)           (1,066)
Depreciation expense on non-real estate assets                    -              (1,567)           (1,567)
Interest expense:
    Expense incurred                                              -             (95,111)          (95,111)
    Amortization of deferred financing costs                      -              (1,341)           (1,341)
General and administrative expense                                -              (6,698)           (6,698)
Preferred distributions                                           -             (28,388)          (28,388)
Allocation to Minority Interests - Partially
    Owned Properties                                              -                  45                45
Adjustment for depreciation expense related
    to Unconsolidated and Partially Owned
    Properties                                                    -                (238)             (238)
                                                         -------------------------------------------------
Funds from operations available to Common Shares and
    OP Units                                                  292,431          (122,501)          169,930

Depreciation expense on real estate assets                   (110,319)              -            (110,319)
Gain on disposition of properties, net                         19,998               -              19,998
Allocation to Minority Interests -
    Operating Partnership                                         -              (7,096)           (7,096)
Adjustment for depreciation expense related
    to Unconsolidated and Partially Owned
    Properties                                                    -                 238               238
                                                         -------------------------------------------------

Net income available to Common Shares                    $    202,110         $(129,359)     $     72,751
                                                         =================================================

Investment in real estate, net of accumulated
     depreciation                                        $ 11,065,344         $  16,781      $ 11,082,125
                                                         =================================================

Total assets                                             $ 11,094,527         $ 689,639      $ 11,784,166
                                                         =================================================

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                         RENTAL REAL     CORPORATE/
            MARCH 31, 1999 (AMOUNTS IN THOUSANDS)        ESTATE(1)       OTHER(2)     CONSOLIDATED
--------------------------------------------------------------------------------------------------
Rental income                                            $ 406,062       $    -        $ 406,062
Property and maintenance expense                           (97,047)           -          (97,047)
Real estate tax and insurance expense                      (42,048)           -          (42,048)
Property management expense                                (14,201)           -          (14,201)
                                                         -----------------------------------------
Net operating income                                       252,766            -          252,766

Fee and asset management income                                -            1,234          1,234
Interest income - investment in mortgage notes                 -            2,895          2,895
Interest and other income                                      -            5,946          5,946
Fee and asset management expense                               -             (867)          (867)
Depreciation expense on non-real estate assets                 -           (1,705)        (1,705)
Interest expense:
    Expense incurred                                           -          (79,197)       (79,197)
    Amortization of deferred financing costs                   -             (845)          (845)
General and administrative expense                             -           (5,767)        (5,767)
Preferred distributions                                        -          (29,377)       (29,377)
Adjustment for depreciation expense related
    to Unconsolidated Properties                               -              276            276
                                                         -----------------------------------------
Funds from operations available to Common Shares and
    OP Units                                               252,766       (107,407)       145,359

Depreciation expense on real estate assets                 (95,196)           -          (95,196)
Gain on disposition of properties, net                      21,416            -           21,416
Allocation to Minority Interests -
    Operating Partnership                                      -           (7,126)        (7,126)
Adjustment for depreciation expense related
    to Unconsolidated Properties                               -             (276)          (276)
                                                         -----------------------------------------

Net income available to Common Shares                    $ 178,986      $(114,809)     $  64,177
                                                         =========================================


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

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

14.      SUBSEQUENT EVENTS

         On April 5, 2000, the Company acquired Alborada Apartments, a 442-unit multifamily property located in Fremont, CA, from an unaffiliated party for a total purchase price of $83.5 million.

         On April 20, 2000, the Company disposed of Village of Sycamore Ridge Apartments, a 114-unit multifamily property located in Memphis, TN, to an unaffiliated party for a total sales price of $5.2 million.

         On April 28, 2000, the Company disposed of Towne Centre III & IV Apartments, 220-unit and 342-unit multifamily properties, respectively, located in Laurel, MD, to an unaffiliated party for a total sales price of $29.2 million. Mortgage debt on these two properties totaling $15.2 million ($5.9 million on Towne Centre III and $9.3 million on Towne Centre IV) was fully paid off using a portion of the proceeds from the disposition of both properties.

         On May 1, 2000, Lexford Properties, L.P., a subsidiary of the Operating Partnership, issued 420,000 units of 8.375% Series D Cumulative Convertible Redeemable Preference Units with an equity value of $21.0 million. Lexford Properties, L.P. received $20.5 million in net proceeds from this transaction. The liquidation value of these units is $50 per unit. The 420,000 units are exchangeable into 420,000 shares of 8.375% Series M-2 Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. The Series M-2 Preferred Shares are not convertible into EQR Common Shares. Dividends for the Series D Preference Interests or the Series M-2 Preferred Shares are payable quarterly at the rate of $4.1875 per unit/share per year.

         On May 1, 2000, the Company repaid the outstanding mortgage balances on 51 separate Properties totaling $76.4 million.

         On May 2, 2000, the Company announced that it will redeem all of its issued and outstanding Series J Cumulative Convertible Preferred Shares of Beneficial Interest on June 2, 2000. At that time, the preferred shares will be redeemed for such number of common shares as are issuable at a conversion rate of 0.6136 of a common share of EQR for each Series J Preferred Share.

         Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Company had agreed to purchase up to 1,000,000 shares of WRP Newco Series A Preferred at $25.00 per share on a standby basis over a three-year period ending on May 30, 2000. This agreement was terminated on May 5, 2000, and, as such, the Company has no further obligations under this agreement.

         On May 5, 2000, the Company acquired an aggregate principal amount of $25.0 million of 8.25% preferred securities of WRP Convertible Trust I, an affiliate of WRP Newco. These preferred securities are indirectly convertible into WRP Newco common shares under certain circumstances.

         During the second quarter of 2000, the Company expects to close on its acquisition, in an all cash and debt transaction, of Globe Business Resources, Inc. ("Globe"), one of the nation's largest providers of temporary corporate housing and furniture rental. Shareholders of Globe will receive $13.00 per share upon closing, which would approximate $62.4 million in cash based on the
4.8 million Globe shares currently outstanding. In addition, the Company will assume approximately $66.4 million in debt. The acquisition does not require approval of the Company's shareholders but does require Globe shareholder approval.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis of the results of operations and financial condition of the Company should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Company's ability to control the Operating Partnership, the Management Partnerships and Management Companies, the Financing Partnerships, the LLC's and certain other entities, each entity has been consolidated with the Company for financial reporting purposes. Capitalized terms used herein and not defined, are as defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         Forward-looking statements in this report are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "expects" and "anticipates" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

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

RESULTS OF OPERATIONS

         The acquired properties are presented in the Consolidated Financial Statements of the Company from the date of each acquisition or the closing dates of the Mergers. The following table summarizes the number of Acquired and Disposed Properties and related units for the periods presented:

                                               ACQUISITIONS                      DISPOSITIONS
                                     ------------------------------------------------------------------
                                        Number of                         Number of       Number of
                    YEAR               Properties     Number of Units     Properties        Units
         ----------------------------------------------------------------------------------------------
                    1999                    366             35,450              36          7,886
                    2000                      1                178               9          1,824

         In addition, during the quarter ended March 31, 2000, the Company sold its entire interest in two Unconsolidated Properties containing 338 units for approximately $4.4 million.

         The Company's overall results of operations for the quarters ended March 31, 2000 and 1999 have been significantly impacted by the Company's acquisition and disposition activity. The significant changes in rental revenues, property and maintenance expenses, real estate taxes and insurance,

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

depreciation expense, property management and interest expense can all primarily be attributed to the acquisition of the 1999 Acquired Properties, partially offset by the disposition of the 1999 Disposed Properties and the 2000 Disposed Properties. The impact of the 1999 Acquired Properties, the 1999 Disposed Properties and the 2000 Disposed Properties are discussed in greater detail in the following paragraphs.

         Properties that the Company owned for all of the quarter ended March 31, 2000 and March 31, 1999 (the "First Quarter 2000 Same Store Properties"), which represented 174,261 units, also impacted the Company's results of operations and are discussed as well in the following paragraphs.

   COMPARISON OF QUARTER ENDED MARCH 31, 2000 TO QUARTER ENDED MARCH 31, 1999

         For the quarter ended March 31, 2000, income before gain on disposition of properties, net and allocation to Minority Interests increased by approximately $8.9 million when compared to the quarter ended March 31, 1999. This increase was primarily due to the acquisition of the 1999 Acquired Properties as well as increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, interest expense and general and administrative expenses.

         In regard to the First Quarter 2000 Same Store Properties, total revenues increased by approximately $14.4 million to $398.0 million or 3.75% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $2.6 million or 1.83%. This increase was primarily the result of higher expenses for on-site compensation costs and an increase in real estate taxes on certain properties, but was partially offset by lower leasing and advertising, administrative, maintenance, building and insurance costs.

         Property management represents expenses associated with the self-management of the Company's Properties. These expenses increased by approximately $4.7 million primarily due to the property management business obtained through the LFT Merger.

         Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Company that are managed for affiliates. These revenues and expenses increased slightly.

         Interest expense, including amortization of deferred financing costs, increased by approximately $16.4 million. This increase was primarily the result of an $813.5 million increase in the Company's average indebtedness outstanding. The effective interest cost on all of the Company's indebtedness for the quarter ending March 31, 2000 was 7.15% as compared to 7.04% for the quarter ended March 31, 1999.

         General and administrative expenses, which include corporate operating expenses, increased approximately $0.9 million between the periods under comparison. This increase was primarily due to recording higher compensation expense related to the issuance of restricted shares. However, by gaining certain economies of scale with a much larger operation, these expenses as a percentage of total revenues were 1.38% for the quarter ended March 31, 2000 compared to 1.39% of total revenues for the quarter ended March 31, 1999.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         As of January 1, 2000, the Company had approximately $29.1 million of cash and cash equivalents and the amount available on the Company's line of credit was $400 million, of which $65.8 million was restricted. After taking into effect the various transactions discussed in the following paragraphs, the Company's cash and cash equivalents balance at March 31, 2000 was approximately $72.5 million and the amount available on the Company's line of credit was $700 million, of which $51.3 million was restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash (used for) financing activities, all of which are presented in the Company's Statements of Cash Flows.

         Part of the Company's strategy in funding the purchase of multifamily properties, funding its Properties in the development and/or earnout stage and the funding of the Company's investment in two joint ventures with multifamily real estate developers is to utilize its line of credit and to subsequently repay the line of credit from the disposition of Properties or the issuance of additional equity or debt securities. Utilizing this strategy during the first three months of 2000, the Company:

     - obtained new mortgage financing on eleven previously unencumbered properties and received net proceeds of $147.7 million;

     - disposed of eleven properties (including the sale of the Company's entire interest in two Unconsolidated Properties) and received net proceeds of $96.6 million;

     - issued approximately 0.1 million Common Shares and received net proceeds of $6.9 million; and

     - issued the 8.50% Series B and C Cumulative Convertible Redeemable Preference Units and received net proceeds of $64.3 million.

All of these proceeds were utilized to either:

     -   repay the line of credit;

     -   repay mortgage indebtedness on certain Properties;

     - provide funding for properties in the development and/or earnout stage including the joint venture agreements; and/or

     -   purchase one additional property.

During the quarter ended March 31, 2000, the Company:

     - repaid approximately $12.8 million of mortgage indebtedness on three Properties;

     - settled on a $100 million interest rate protection agreement and received approximately $7.1 million in connection therewith. This amount is being amortized over the life of the financing for the eleven previously unencumbered Properties that occurred in March 2000;

     - funded $48.4 million related to the development, earnout and joint venture agreements;

     - purchased one Property for a total purchase price of approximately $10.3 million; and

     - funded $1.25 million to acquire an additional ownership interest in LFT's Guilford portfolio.

         As of March 31, 2000, the Company had total indebtedness of approximately $5.4 billion, which included mortgage indebtedness of $3.1 billion (including premiums of $3.1 million), of which $837.4 million represented tax-exempt bond indebtedness, and unsecured debt of $2.3 billion (including net discounts and premiums in the amount of $2.2 million), of which $127.8 million represented tax-exempt bond indebtedness.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Subsequent to March 31, 2000 and through May 10, 2000, the Company:

     - repaid the outstanding mortgage balances on 53 Properties totaling approximately $91.6 million;

     -   disposed of three properties for a total sales price of $34.4 million;

     - acquired one property containing 442 units for a total purchase price of approximately $83.5 million; and

     - issued the 8.375% Series D Cumulative Convertible Redeemable Preference Units and received net proceeds of $20.5 million.

         During the remainder of 2000, the Company expects to fund $71.9 million related to the development, earnout and joint venture agreements. In connection with one joint venture agreement, the Company has an obligation to fund up to an additional $20 million to guarantee third party construction financing.

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

         During the quarter ended March 31, 2000, total capital expenditures for the Company approximated $28.2 million. Of this amount, approximately $5.2 million, or $58 per unit, related to capital improvements and major repairs for the 1998, 1999 and 2000 Acquired Properties. Capital improvements and major repairs for all of the Company's pre-EQR IPO properties and 1993, 1994, 1995, 1996 and 1997 Acquired Properties approximated $6.6 million, or $53 per unit. Capital spent for replacement-type items approximated $12.1 million, or $57 per unit. In addition, approximately $2.7 million was spent on nine specific assets related to major renovations and repositioning of these assets. Also included in total capital expenditures was approximately $1.0 million expended for non-real estate additions such as computer software, computer equipment, and furniture and fixtures and leasehold improvements for the Company's property management offices and its corporate headquarters, $0.3 million spent on commercial/other assets and $0.3 million spent on the Partially Owned Properties. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for the remaining portion of 2000 are estimated to be approximately $90.0 million.

         Minority Interests as of March 31, 2000 increased by $59.8 million when compared to December

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

31, 1999. The primary factors that impacted this account during the quarter were:

     - distributions declared to Minority Interests, which amounted to $9.5 million for the quarter (excluding preference unit/interest distributions);

     -   the allocation of income from operations in the amount of $7.1 million;

     - the allocation of Minority Interests from Partially Owned Properties in the amount of $1.1 million;

     -   the conversion of OP Units into Common Shares; and

     - the issuance of Common Shares, OP Units and Preference Interests during the quarter ended March 31, 2000.

         Total distributions paid in April 2000 amounted to approximately $128.0 million, which included distributions declared for the quarter ended March 31, 2000.

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

         The Company has a revolving credit facility with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers to provide the Operating Partnership with potential borrowings of up to $700 million. As of May 10, 2000, $50.0 million was outstanding under this facility bearing interest at a weighted average interest rate of 6.42%.

         In connection with the Wellsford Merger, the Company provided a $14.8 million credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of May 10, 2000, this enhancement was still in effect.

         Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Company had agreed to purchase up to 1,000,000 shares of WRP Newco Series A Preferred at $25.00 per share on a standby basis over a three-year period ending on May 30, 2000. This agreement was terminated on May 5, 2000, and, as such, the Company has no further obligations under this agreement.

         On May 5, 2000, the Company acquired an aggregate principal amount of $25.0 million of 8.25% preferred securities of WRP Convertible Trust I, an affiliate of WRP Newco. These preferred securities are indirectly convertible into WRP Newco common shares under certain circumstances.


FUNDS FROM OPERATIONS

         Funds from Operations ("FFO") represents net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains or losses from sales of property,

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. This definition of FFO is in accordance with the National Association of Real Estate Investment Trust's ("NAREIT") recommended definition. NAREIT modified this definition effective January 1, 2000. However, as a result of this modification, no changes were required to the Company's calculation of FFO for either the current or prior periods presented.

         The Company believes that FFO is helpful to investors as a supplemental measure of the operating performance of a real estate company because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies and may differ as a result of differences between the Company's and other real estate company's accounting policies for replacement type items and, accordingly, may not be comparable to such other real estate companies.

         Net income per share and FFO per share and OP Unit are presented giving affect to the Statement of Financial Accounting Standards No. 128 "Earnings Per Share".

         For the quarter ended March 31, 2000, FFO available to Common Shares and OP Units increased by $24.6 million, or 16.9%, and FFO per share and OP Unit
- diluted increased by $0.11, or 10.2%, when compared to the quarter ended March 31, 1999.

         The following is a reconciliation of net income to FFO available to Common Shares and OP Units for the quarters ended March 31, 2000 and 1999:

                                                       QUARTER ENDED
                                                         MARCH 31,
                                                 ------------------------
                                                    2000           1999
                                                 ------------------------
STATEMENTS OF FUNDS FROM OPERATIONS

Net income                                       $ 101,139      $  93,554
Adjustments:
      Allocation to Minority Interests -
           Operating Partnership                     7,096          7,126
      Depreciation on real estate assets*          110,081         95,472
      Gain on disposition of properties, net       (19,998)       (21,416)
                                                 ---------      ---------
FFO                                                198,318        174,736
Preferred distributions                            (28,388)       (29,377)
                                                 ---------      ---------

FFO available to Common Shares and OP Units      $ 169,930      $ 145,359
                                                 =========      =========

Weighted average Common Shares and
      OP Units outstanding  - basic                140,264        132,165
                                                 =========      =========

FFO per share and OP Unit - basic                $    1.21      $    1.10
                                                 =========      =========

FFO per share and OP Unit - diluted              $    1.19      $    1.08
                                                 =========      =========



* Includes $105,000 and $276,000 related to the Company's share of depreciation from Unconsolidated Properties for the quarters ended March 31, 2000 and 1999, respectively. Excludes $343,000 related to the minority interests' share of depreciation from Partially Owned Properties for the quarter ended March 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no new or significant developments related to the legal proceedings that were discussed in Part I, Item III of the Company's Form 10-K for the year ended December 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits:

 4 Amended and Restated 1993 Share Option and Share Award Plan (as last amended January 1, 2000)
12       Computation of Ratio of Earnings to Fixed Charges
27       Financial Data Schedule

(B)      Reports on Form 8-K:

A Report on Form 8-K dated March 24, 2000, providing a tax opinion of Piper Marbury Rudnick & Wolfe. This opinion stated that EQR was organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code for each of the taxable years beginning January 1, 1993 and continuing through December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EQUITY RESIDENTIAL PROPERTIES TRUST

Date: May 11, 2000                  By:  /s/        Bruce C. Strohm
      ------------                          --------------------------------
                                                    Bruce C. Strohm
                                       Executive Vice President, General Counsel
                                                     and Secretary


Date: May 11, 2000                  By: /s/        Michael J. McHugh
      ------------                          --------------------------------
                                                   Michael J. McHugh
                                      Executive Vice President, Chief Accounting
                                                 Officer and Treasurer