Form 10-Q
period 2000-06-30
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 2000-08-10
CIK 906107

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

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

At August 9, 2000, 131,240,880 of the Registrant's Common Shares of Beneficial Interest were outstanding.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                             JUNE 30,       DECEMBER 31,
                                                                               2000             1999
                                                                           ------------     ------------
ASSETS
Investment in real estate
  Land                                                                     $  1,534,812     $  1,550,378
  Depreciable property                                                       10,462,309       10,670,550
  Construction in progress                                                       28,755           18,035
                                                                           ------------     ------------
                                                                             12,025,876       12,238,963
  Accumulated depreciation                                                   (1,208,331)      (1,070,487)
                                                                           ------------     ------------
Investment in real estate, net of accumulated depreciation                   10,817,545       11,168,476

Real estate held for disposition                                                 55,997           12,868
Cash and cash equivalents                                                       237,066           29,117
Investment in mortgage notes, net                                                81,777           84,977
Rents receivable                                                                  1,408            1,731
Deposits - restricted                                                           150,579          111,270
Escrow deposits - mortgage                                                       73,008           75,328
Deferred financing costs, net                                                    31,784           33,968
Other assets                                                                    297,579          197,954
                                                                           ------------     ------------
       TOTAL ASSETS                                                        $ 11,746,743     $ 11,715,689
                                                                           ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable                                                   $  2,987,921     $  2,883,583
  Notes, net                                                                  2,289,680        2,290,285
  Line of credit                                                                     --          300,000
  Accounts payable and accrued expenses                                         119,214          102,955
  Accrued interest payable                                                       47,182           44,257
  Rents received in advance and other liabilities                                71,509           74,196
  Security deposits                                                              39,077           39,687
  Distributions payable                                                         127,594           18,813
                                                                           ------------     ------------
       TOTAL LIABILITIES                                                      5,682,177        5,753,776
                                                                           ------------     ------------

COMMITMENTS AND CONTINGENCIES
Minority Interests:
   Operating Partnership                                                        533,990          456,979
   Partially Owned Properties                                                     2,891               --
                                                                           ------------     ------------
       Total Minority Interests                                                 536,881          456,979
                                                                           ------------     ------------

Shareholders' equity:
   Preferred Shares of beneficial interest, $.01 par value; 100,000,000 shares authorized; 20,397,124 shares issued and
       outstanding as of June 30, 2000 and 25,085,652 shares
       issued and outstanding as of December 31, 1999                         1,193,053        1,310,266
   Common Shares of beneficial interest, $.01 par value;
       350,000,000 shares authorized; 131,180,186 shares issued and outstanding as of June 30, 2000 and 127,450,798 shares
       issued and outstanding as of December 31, 1999                             1,312            1,275
   Paid in capital                                                            4,662,432        4,523,919
   Employee notes                                                                (4,551)          (4,670)
   Distributions in excess of accumulated earnings                             (324,561)        (325,856)
                                                                           ------------     ------------
       TOTAL SHAREHOLDERS' EQUITY                                             5,527,685        5,504,934
                                                                           ------------     ------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 11,746,743     $ 11,715,689
                                                                           ============     ============


                             SEE ACCOMPANYING NOTES

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED                   QUARTER ENDED
                                                                    JUNE 30,                          JUNE 30,
                                                         -----------------------------     -----------------------------
                                                               2000           1999             2000             1999
                                                         -----------------------------     -----------------------------
REVENUES
  Rental income                                          $    952,740     $    819,178     $    479,193     $    413,116
  Fee and asset management                                      2,632            2,414            1,334            1,180
  Interest income - investment in mortgage notes                5,499            5,644            2,737            2,749
  Interest and other income                                    17,652           11,123            9,849            5,177
                                                         ------------     ------------     ------------     ------------
        Total revenues                                        978,523          838,359          493,113          422,222
                                                         ------------     ------------     ------------     ------------

EXPENSES
    Property and maintenance                                  227,845          196,865          113,977           99,818
    Real estate taxes and insurance                            95,001           84,515           46,667           42,467
    Property management                                        37,760           27,973           18,846           13,772
    Fee and asset management                                    2,102            1,624            1,036              757
    Depreciation                                              224,512          197,134          112,626          100,233
    Interest:
         Expense incurred                                     190,263          158,499           95,152           79,302
         Amortization of deferred financing costs               2,703            1,661            1,362              816
    General and administrative                                 13,216           10,714            6,518            4,947
                                                         ------------     ------------     ------------     ------------
        Total expenses                                        793,402          678,985          396,184          342,112
                                                         ------------     ------------     ------------     ------------

Income before gain on disposition of properties, net,
     extraordinary item and allocation to
     Minority Interests                                       185,121          159,374           96,929           80,110
Gain on disposition of properties, net                         87,652           45,807           67,654           24,391
Loss on early extinguishment of debt                               --             (451)              --             (451)
Allocation to Minority Interests:
     Operating Partnership                                    (19,132)         (14,514)         (12,036)          (7,388)
     Partially Owned Properties                                   157               --              112               --
                                                         ------------     ------------     ------------     ------------
Net income                                                    253,798          190,216          152,659           96,662
Preferred distributions                                       (55,654)         (57,111)         (27,266)         (27,734)
                                                         ------------     ------------     ------------     ------------
Net income available to Common Shares                    $    198,144     $    133,105     $    125,393     $     68,928
                                                         ============     ============     ============     ============
Weighted average Common Shares outstanding - basic            128,435          119,762          129,072          120,558
                                                         ============     ============     ============     ============
Net income per share - basic                             $       1.54     $       1.11     $       0.97     $       0.57
                                                         ============     ============     ============     ============
Net income per share - diluted                           $       1.54     $       1.11     $       0.96     $       0.57
                                                         ============     ============     ============     ============
Distributions declared per Common Share outstanding      $       1.52     $       1.42     $       0.76     $       0.71
                                                         ============     ============     ============     ============


                             SEE ACCOMPANYING NOTES

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                           --------------------------
                                                                                               2000          1999
                                                                                           --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                 $    253,798  $    190,216
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
 Allocation to Minority Interests - Operating Partnership                                        19,132        14,514
 Allocation to Minority Interests - Partially Owned Properties                                     (157)           --
 Depreciation                                                                                   224,512       197,134
 Amortization of deferred financing costs                                                         2,703         1,661
 Amortization of discounts and premiums on debt                                                  (1,153)       (1,172)
 Amortization of deferred settlements on interest rate protection agreements                        246           513
 Gain on disposition of properties, net                                                         (87,652)      (45,807)
 Compensation paid with Company Common Shares                                                     2,845            --

CHANGES IN ASSETS AND LIABILITIES:

    Decrease in rents receivable                                                                    535         3,428
    (Increase) in deposits - restricted                                                          (3,510)       (4,342)
    (Increase) decrease in other assets                                                          (1,808)       51,052
    Increase in accounts payable and accrued expenses                                            16,769         6,936
    Increase (decrease) in accrued interest payable                                                 818        (1,176)
    (Decrease) increase in rents received in advance and other liabilities                       (5,378)        6,411
    (Decrease) in security deposits                                                                (803)       (1,577)
                                                                                           ------------  ------------
  Net cash provided by operating activities                                                     420,897       417,791
                                                                                           ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate, net                                                               (143,680)     (200,613)
  Improvements to real estate                                                                   (58,360)      (55,783)
  Additions to non-real estate property                                                          (2,399)       (3,640)
  Interest capitalized for real estate under construction                                          (480)         (943)
  Proceeds from disposition of real estate, net                                                 219,409       125,150
  Principal receipts on investment in mortgage notes                                              3,200         2,159
  (Increase) decrease in deposits on real estate acquisitions, net                              (35,854)        2,961
  Decrease in mortgage deposits                                                                   2,461           131
  Investment in joint ventures, net                                                             (84,875)      (44,314)
  Investment in limited partnerships and other, net                                                (449)           --
  Proceeds from disposition of Unconsolidated Properties, net                                     4,400            --
  Purchase of management contract rights                                                           (779)         (285)
  Costs related to Mergers                                                                       (4,261)       (4,002)
  Other investing activities, net                                                               (11,827)          603
                                                                                           ------------  ------------
   Net cash (used for) investing activities                                                    (113,494)     (178,576)
                                                                                           ------------  ------------

                             SEE ACCOMPANYING NOTES

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                  -----------------------------
                                                                                       2000             1999
                                                                                  -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Loan and bond acquisition costs                                                  $     (2,005)    $     (2,055)
 MORTGAGE NOTES PAYABLE:
    Proceeds, net                                                                      378,318           62,885
    Lump sum payoffs                                                                  (104,484)         (54,231)
    Scheduled principal payments                                                       (14,126)          (8,400)
 NOTES, NET:
    Proceeds                                                                                --          298,014
    Payoffs                                                                                 --         (125,000)
 LINES OF CREDIT:
    Proceeds                                                                           162,000          689,000
    Repayments                                                                        (462,000)        (894,000)
 Loss on early extinguishment of debt                                                       --              451
 Proceeds from settlement of interest rate protection agreements                         7,055               --
 Proceeds from sale of Common Shares                                                     4,575            5,661
 Proceeds from sale of Preferred Shares/Units, net                                      84,825               --
 Proceeds from exercise of options                                                       9,473           24,254
 Payment of offering costs                                                                 (65)            (296)
 DISTRIBUTIONS:
    Common Shares                                                                      (97,486)         (84,672)
    Preferred Shares/Units                                                             (55,444)         (57,111)
    Minority Interests - Operating Partnership                                          (9,592)          (9,654)
    Minority Interests - Partially Owned Properties                                       (617)              --
 Principal receipts on employee notes, net                                                 119               95
 Principal receipts on other notes receivable, net                                          --            7,375
                                                                                  ------------     ------------
   Net cash (used for) financing activities                                            (99,454)        (147,684)
                                                                                  ------------     ------------
Net increase in cash and cash equivalents                                              207,949           91,531
Cash and cash equivalents, beginning of period                                          29,117            3,965
                                                                                  ------------     ------------
Cash and cash equivalents, end of period                                          $    237,066     $     95,496
                                                                                  ============     ============
SUPPLEMENTAL INFORMATION:

Cash paid during the period for interest                                          $    190,854     $    161,277
                                                                                  ============     ============
Transfers to real estate held for disposition                                     $     55,997     $     32,844
                                                                                  ============     ============
Net real estate contributed in exchange for OP Units or Preference Units          $        636     $     14,183
                                                                                  ============     ============
Mortgage loans assumed and/or entered into through acquisitions of real estate    $         --     $     58,320
                                                                                  ============     ============
Mortgage loans assumed by purchaser in real estate dispositions                   $   (220,000)    $         --
                                                                                  ============     ============
Refinancing of mortgage notes payable in favor of notes, net                      $         --     $     75,790
                                                                                  ============     ============
Mortgage loans assumed through consolidation of Partially Owned Properties        $     65,095     $         --
                                                                                  ============     ============
Net liabilities assumed through consolidation of
Partially Owned Properties                                                        $        792     $         --
                                                                                  ============     ============

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

1.       BUSINESS

         Equity Residential Properties Trust, formed in March 1993 ("EQR"), is a self-administered and self-managed equity real estate investment trust ("REIT"). As used herein, the term "Company" means EQR, and its subsidiaries, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger"), Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger"), Merry Land & Investment Company, Inc. ("MRY") (the "MRY Merger") and Lexford Residential Trust ("LFT") ("the LFT Merger"). The Company has elected to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code").

         The Company is engaged in the acquisition, disposition, ownership, management and operation of multifamily properties. As of June 30, 2000, the Company owned or had interests in a portfolio of 1,053 multifamily properties containing 224,383 apartment units (individually a "Property" and collectively the "Properties") consisting of the following:

                                        Number of         Number of
                                       Properties           Units
           ------------------------------------------------------------
           Wholly Owned Properties         951             206,783
           Partially Owned Properties       14               2,995
           Unconsolidated Properties        88              14,605
                                     ----------------------------------
           Total Properties              1,053             224,383
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

2.       BASIS OF PRESENTATION

         The balance sheet and statements of operations and cash flows as of and for the six months and quarter ended June 30, 2000 represent the consolidated financial information of the Company and its subsidiaries.

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

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

3.       SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

         The following table presents the changes in the Company's issued and outstanding Common Shares for the six months ended June 30, 2000:

       -----------------------------------------------------------------------
                                                                      2000
       -----------------------------------------------------------------------
       Common Shares outstanding at January 1,                    127,450,798

       COMMON SHARES ISSUED:
       Conversion of Series E Preferred Shares                          2,333
       Conversion of Series H Preferred Shares                         61,628
       Conversion of Series J Preferred Shares                      2,822,012
       Employee Share Purchase Plan                                   110,373
       Dividend Reinvestment - DRIP Plan                                9,917
       Share Purchase - DRIP Plan                                       7,778
       Exercise of options                                            240,886
       Restricted share grants, net                                   232,161
       Conversion of OP Units                                         242,300
       -----------------------------------------------------------------------
       Common Shares outstanding at June 30,                      131,180,186
       =======================================================================

         The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest are collectively referred to as the "Minority Interests -Operating Partnership". As of June 30, 2000, the Minority Interests - Operating Partnership held 12,258,530 OP Units. As a result, the Minority Interests - Operating Partnership had an 8.55% interest in the Operating Partnership at June 30, 2000. Assuming conversion of all OP Units into Common Shares, total Common Shares outstanding at June 30, 2000 would have been 143,438,716.

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

         On March 3, 2000, Lexford Properties, L.P., a subsidiary of the Operating Partnership, issued 1.1 million units of 8.50% Series B Cumulative Convertible Redeemable Preference Units (collectively known as "Preference Interests") with an equity value of $55.0 million. Lexford Properties, L.P. received $53.6

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

million in net proceeds from this transaction. The liquidation value of these units is $50 per unit. The 1.1 million units are exchangeable into 1.1 million shares of 8.50% Series M-1 Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. Dividends for the Series B Preference Interests or the Series M-1 Preferred Shares are payable quarterly at the rate of $4.25 per unit/share per year.

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

         The value of these Preference Interests are included in Minority Interests - Operating Partnership in the Consolidated Balance Sheets and the distributions incurred are included in preferred distributions in the Consolidated Statements of Operations. The Series M-1 and M-2 Preferred Shares are not convertible into EQR Common Shares.

         The following table presents the Company's issued and outstanding Preferred Shares as of June 30, 2000 and December 31, 1999:

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------
                                                                                       AMOUNTS ARE IN THOUSANDS
                                                                                    -----------------------------
                                                                       ANNUAL
                                                                       DIVIDEND
                                                                       RATE PER         JUNE           DECEMBER
                                                                       SHARE (1)      30, 2000         31, 1999
-----------------------------------------------------------------------------------------------------------------
Preferred Shares of beneficial interest, $.01 par value;
 100,000,000 shares authorized:

 9 3/8% Series A Cumulative Redeemable Preferred; liquidation          $2.34375      $  153,000       $  153,000
   value $25 per share; 6,120,000 shares issued and outstanding at June 30, 2000 and December 31, 1999

 9 1/8% Series B Cumulative Redeemable Preferred; liquidation         $22.81252         125,000          125,000
   value $250 per share; 500,000 shares issued and outstanding at June 30, 2000 and December 31, 1999

 9 1/8% Series C Cumulative Redeemable Preferred; liquidation         $22.81252         115,000          115,000
   value $250 per share; 460,000 shares issued and outstanding at June 30, 2000 and December 31, 1999

 8.60% Series D Cumulative Redeemable Preferred; liquidation          $21.50000         175,000          175,000
   value $250 per share; 700,000 shares issued and outstanding at June 30, 2000 and December 31, 1999

 Series E Cumulative Convertible Preferred; liquidation value          $1.75000          99,745           99,850
   $25 per share; 3,989,800 and 3,994,000 shares issued
   and outstanding at June 30, 2000 and December 31, 1999,
   respectively

 9.65% Series F Cumulative Redeemable Preferred; liquidation           $2.41250          57,500           57,500
   value $25 per share; 2,300,000 shares issued and outstanding at June 30, 2000 and December 31, 1999

 7 1/4% Series G Convertible Cumulative Preferred; liquidation        $18.12500         316,250          316,250
   value $250 per share; 1,265,000 shares issued and
   outstanding at June 30, 2000 and December 31, 1999

 7.00% Series H Cumulative Convertible Preferred; liquidation          $1.75000           1,558            3,686
   value $25 per share; 62,324 and 147,452 shares issued
   and outstanding at June 30, 2000 and December 31, 1999,
   respectively

 8.60% Series J Cumulative Convertible Preferred; liquidation          $2.15000               -          114,980
   value $25 per share; 0 and 4,599,200 shares issued and
   outstanding at June 30, 2000 and December 31, 1999,
   respectively (2)

 8.29% Series K Cumulative Redeemable Preferred; liquidation           $4.14500          50,000           50,000
   value $50 per share; 1,000,000 shares issued and outstanding at June 30, 2000 and December 31, 1999

 7.625% Series L Cumulative Redeemable Preferred; liquidation          $1.90625         100,000          100,000
   value $25 per share; 4,000,000 shares issued and outstanding at June 30, 2000 and December 31, 1999
-----------------------------------------------------------------------------------------------------------------
                                                                                     $1,193,053       $1,310,266
-----------------------------------------------------------------------------------------------------------------

         (1) Dividends on all series of Preferred Shares are payable quarterly at various pay dates. Dividend rates listed for Series B, C, D and G are Preferred Share rates and the equivalent Depositary Share annual dividend rates are $2.281252, $2.281252, $2.15 and $1.8125, respectively.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         (2) On June 2, 2000, the Company redeemed all of its remaining issued and outstanding Series J Cumulative Convertible Preferred Shares of Beneficial Interest. The preferred shares were redeemed for such number of common shares that were issuable at a conversion rate of 0.6136 of a common share of EQR for each Series J Preferred Share.

4.       Real Estate Acquisitions

         During the six months ended June 30, 2000, the Company acquired the three Properties listed below from unaffiliated parties. The cash portion of these transactions was funded from proceeds received from the disposition of properties and working capital.

------------------------------------------------------------------------------------------------------------------
                                                                                                    PURCHASE
     DATE                                                                           NUMBER OF         PRICE
   ACQUIRED     PROPERTY                          LOCATION                           UNITS       (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------
   01/19/00     Windmont                          Atlanta, GA                          178         $ 10,310
   04/05/00     Alborada                          Fremont, CA                          442           83,500
   06/30/00     Jefferson at Wyndham Lakes        Coral Springs, FL                    332           33,340
------------------------------------------------------------------------------------------------------------------
                                                                                       952         $127,150
==================================================================================================================

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

5.       REAL ESTATE DISPOSITIONS

         During the six months ended June 30, 2000, the Company disposed of the fourteen properties listed below to unaffiliated parties. The Company recognized a net gain for financial reporting purposes of approximately $38.1 million.

------------------------------------------------------------------------------------------------------
                                                                                         DISPOSITION
 DATE                                                                      NUMBER           PRICE
DISPOSED     PROPERTY                          LOCATION                   OF UNITS     (IN THOUSANDS)
------------------------------------------------------------------------------------------------------
02/04/00     Lakeridge at the Moors            Miami, FL                     175           $ 10,000
02/09/00     Sonnet Cove I & II                Lexington, KY                 331             12,300
02/25/00     Yuma Court                        Colorado Springs, CO           40              2,350
02/25/00     Indigo Plantation                 Daytona Beach, FL             304             14,200
02/25/00     The Oaks of Lakebridge            Ormond Beach, FL              170              7,800
03/23/00     Tanglewood                        Lake Oswego, OR               158             10,750
03/30/00     Preston Lake                      Tucker, GA                    320             17,325
03/31/00     Cypress Cove                      Melbourne, FL                 326             18,800
04/20/00     Village of Sycamore Ridge         Memphis, TN                   114              5,200
04/28/00     Towne Centre III & IV             Laurel, MD                    562             29,244
05/11/00     3000 Grand                        Des Moines, IA                186              9,625
06/14/00     Villa Madeira                     Scottsdale, AZ                332             17,500
------------------------------------------------------------------------------------------------------
                                                                           3,108           $155,094
======================================================================================================

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         Also, on June 30, 2000, the Company entered into two separate joint ventures with an unaffiliated party. At closing, the Company sold and/or contributed twenty-one wholly owned properties containing 5,211 units in eight states valued at $303.4 million to the joint ventures encumbered with $220 million in mortgage loans obtained on June 26, 2000 (see further discussion in Note 8). The unaffiliated party acquired a 75% interest in the joint ventures while the Company retained a 25% interest along with the right to manage the properties. The Company will account for its 25% interest in the joint ventures under the equity method of accounting. The Company recognized a net gain for financial reporting purposes of approximately $49.6 million.

         In addition, during the six months ended June 30, 2000, the Company sold its entire interest in two Unconsolidated Properties containing 338 units for approximately $4.4 million.

6.       COMMITMENTS TO ACQUIRE/DISPOSE OF REAL ESTATE

         As of June 30, 2000, in addition to the Properties that were subsequently acquired as discussed in Note 14 of the Notes to Consolidated Financial Statements, the Company entered into separate agreements to acquire two multifamily properties containing 560 units from unaffiliated parties. The Company expects a combined purchase price of approximately $35.3 million, including the assumption of mortgage indebtedness of approximately $27.1 million.

         As of June 30, 2000, in addition to the Properties that were subsequently disposed of as discussed in Note 14 of the Notes to Consolidated Financial Statements, the Company entered into separate agreements to dispose of eighteen multifamily properties containing 4,414 units to unaffiliated parties. The Company expects a combined disposition price of approximately $222.5 million.

         The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

7.       DEPOSITS - RESTRICTED

         Deposits-restricted as of June 30, 2000 primarily included the following:

         - deposits in the amount of $29.5 million held in third party escrow accounts to provide collateral for third party construction financing in connection with two separate joint venture agreements;

         - approximately $76.0 million held in third party escrow accounts, representing proceeds received in connection with the Company's disposition of sixteen properties and earnest money deposits made for nine additional acquisitions;

         - approximately $32.9 million for tenant security, utility deposits, and other deposits for certain of the Company's Properties; and

         -        approximately $12.2 million of other deposits.

8.       MORTGAGE NOTES PAYABLE

         As of June 30, 2000, the Company had outstanding mortgage indebtedness of approximately $3.0 billion encumbering 514 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $525.9 million) was approximately $4.7 billion. The mortgage notes payables are generally due in monthly installments of principal and interest.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         During the six months ended June 30, 2000 the Company:

         - recorded additional third-party mortgage debt totaling $65.1 million in connection with the consolidation of the Guilford portfolio on January 1, 2000 (see Note 4);

         - repaid the outstanding mortgage balances on fifty-six Properties in the aggregate amount of $104.5 million;

         - obtained new mortgage financing on eleven previously unencumbered properties in the amount of $148.3 million on March 20, 2000;

         - settled on a $100 million forward starting swap and received $7.1 million. This amount is being amortized over the life of the financing for the eleven previously unencumbered Properties that occurred in March 2000; and

         - obtained new mortgage financings on twenty-one previously unencumbered properties in the amount of $220 million on June 26, 2000. These mortgage loans were assumed by the joint ventures that closed on June 30, 2000 (see Note 5).

         As of June 30, 2000, scheduled maturities for the Company's outstanding mortgage indebtedness are at various dates through October 1, 2033. The interest rate range on the Company's mortgage debt was 4.00% to 10.67% at June 30, 2000. During the six months ended June 30, 2000, the weighted average interest rate on the Company's mortgage debt was 7.33%.

9.       NOTES

         The following tables summarize the Company's unsecured note balances and certain interest rate and maturity date information as of and for the six months ended June 30, 2000:

                                                                                      Weighted
               June 30, 2000                  Net Principal    Interest Rate           Average        Maturity
        (AMOUNTS ARE IN THOUSANDS)               Balance            Ranges          Interest Rate    Date Ranges
------------------------------------------------------------------------------------------------------------------
Fixed Rate Public Notes                        $ 2,062,118       6.150% - 9.375%        7.07%       2000 - 2026
Floating Rate Public Notes                          99,782             (1)              7.09%           2003
Fixed Rate Tax-Exempt Bonds                        127,780       4.750% - 5.200%        5.10%       2024 - 2029
                                              ------------                          ------------
Totals                                         $ 2,289,680                              6.97%
                                              ============                          ============

         (1) As of June 30, 2000, floating rate public notes consisted of one note. The interest rate on this note was LIBOR (reset quarterly) plus a spread equal to 0.75% at June 30, 2000 (reset annually in August).

         As of June 30, 2000, the Company had outstanding unsecured notes of approximately $2.3 billion net of a $4.1 million discount and including a $6.0 million premium.

         As of June 30, 2000, the remaining unamortized balance of deferred settlement receipts and payments from treasury locks and interest rate protection agreements was $9.1 million and $2.9 million, respectively.

10.      LINE OF CREDIT

         The Company has a revolving credit facility with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers to provide the Operating Partnership with potential borrowings of up to $700 million. As of June 30, 2000 no amounts were outstanding under this facility

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

and $51.4 million was restricted on the line of credit. During the six months ended June 30, 2000, the weighted average interest rate on the Company's line of credit was 6.58%.

11.      CALCULATION OF NET INCOME PER WEIGHTED AVERAGE COMMON SHARE

         The following tables set forth the computation of net income per share - basic and net income per share - diluted.

                                                            SIX MONTHS ENDED JUNE 30,           QUARTER ENDED JUNE 30,
                                                          -----------------------------     -----------------------------
                                                              2000             1999             2000            1999
                                                          -----------------------------     -----------------------------
                                                                   (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Numerator:
Income before gain on disposition of properties, net,
    extraordinary item, allocation to Minority
    Interests and preferred distributions                 $    185,121     $    159,374     $     96,929     $     80,110

Allocation to Minority Interests:
    Operating Partnership                                      (19,132)         (14,514)         (12,036)          (7,388)
    Partially Owned Properties                                     157               --              112               --
Distributions to preferred shareholders                        (55,654)         (57,111)         (27,266)         (27,734)
                                                          -----------------------------     -----------------------------

Income before gain on disposition of properties, net
    and extraordinary item                                     110,492           87,749           57,739           44,988

Gain on disposition of properties, net                          87,652           45,807           67,654           24,391
Loss on early extinguishment of debt                                --             (451)              --             (451)
                                                          -----------------------------     -----------------------------

Numerator for net income per share - basic                     198,144          133,105          125,393           68,928

Effect of dilutive securities:
   Allocation to Minority Interests -
       Operating Partnership                                    19,132           14,514           12,036            7,388
   Distributions to convertible preferred shareholders             267               --            3,526               --
                                                          -----------------------------     -----------------------------

Numerator for net income per share - diluted              $    217,543     $    147,619     $    140,955     $     76,316
                                                          =============================     =============================

Denominator:
Denominator for net income per share - basic                   128,435          119,762          129,072          120,558

Effect of dilutive securities:
    Dilution for assumed exercise of stock options                 579              742              770              908
    OP Units                                                    12,415           13,064           12,364           12,920
    Convertible preferred shares                                   204               --            4,304               --
                                                          -----------------------------     -----------------------------

Denominator for net income per share - diluted                 141,633          133,568          146,510          134,386
                                                          =============================     =============================

Net income per share - basic                              $       1.54     $       1.11     $       0.97     $       0.57
                                                          =============================     =============================

Net income per share - diluted                            $       1.54     $       1.11     $       0.96     $       0.57
                                                          =============================     =============================

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                          SIX MONTHS ENDED JUNE 30,       QUARTER ENDED JUNE 30,
                                                        ----------------------------    ----------------------------
                                                             2000           1999             2000          1999
                                                        -------------- -------------    -------------- -------------
                                                              (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net income per share - basic:
Income before gain on disposition of properties, net
and extraordinary item per share - basic                $       0.92    $       0.77    $       0.49    $       0.39
Gain on disposition of properties, net                          0.62            0.34            0.48            0.18
Loss on early extinguishment of debt                              --              --              --              --
                                                        -------------- -------------    -------------- -------------

Net income per share - basic                            $       1.54    $       1.11    $       0.97    $       0.57
                                                        ============== =============    ============== =============

Net income per share - diluted:
Income before gain on disposition of properties, net
and extraordinary item per share - diluted              $       0.92    $       0.77    $       0.50    $       0.39
Gain on disposition of properties, net                          0.62            0.34            0.46            0.18
Loss on early extinguishment of debt                              --              --              --              --
                                                        -------------- -------------    -------------- -------------

Net income per share - diluted                          $       1.54    $       1.11    $       0.96    $       0.57
                                                        ============== =============    ============== =============

CONVERTIBLE PREFERRED SHARES AND JUNIOR CONVERTIBLE PREFERENCE UNITS THAT COULD BE CONVERTED INTO 9,970,878 AND 12,761,757 WEIGHTED COMMON SHARES FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999, RESPECTIVELY, AND 5,402,779 AND 12,404,422 WEIGHTED COMMON SHARES FOR THE QUARTERS ENDED JUNE 30, 2000 AND 1999, RESPECTIVELY, WERE OUTSTANDING BUT WERE NOT INCLUDED IN THE COMPUTATION OF DILUTED EARNINGS PER SHARE BECAUSE THE EFFECTS WOULD BE ANTI-DILUTIVE.

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

         In regards to the funding of Properties in the development and/or earnout stage and the joint venture agreements with two multifamily residential real estate developers, the Company funded a total of $91.7 million during the six months ended June 30, 2000. During the remainder of 2000, the Company expects to fund approximately $63.8 million in connection with these Properties. In connection with one joint venture agreement, the Company has an obligation to fund up to an additional $17.5 million to guarantee third party construction financing.

         Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Company had agreed to purchase up to 1,000,000 shares of WRP Newco Series A Preferred at $25.00 per share on a standby basis over a three-year period ending on May 30, 2000. This

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

agreement was terminated on May 5, 2000, and, as such, the Company has no further obligations under this agreement.

         In connection with the Wellsford Merger, the Company provided a $14.8 million credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of June 30, 2000, this enhancement was still in effect.

13.      REPORTABLE SEGMENTS

         The following tables set forth the reconciliation of net income and total assets for the Company's reportable segments for the six months and quarter ended June 30, 2000 and net income for the six months and quarter ended June 30, 1999.

                SIX MONTHS ENDED JUNE 30, 2000                     RENTAL REAL      CORPORATE/
                    (AMOUNTS IN THOUSANDS)                         ESTATE (1)        OTHER (2)     CONSOLIDATED
---------------------------------------------------------------------------------------------------------------
Rental income                                                    $    952,740       $       --     $    952,740
Property and maintenance expense                                     (227,845)              --         (227,845)
Real estate tax and insurance expense                                 (95,001)              --          (95,001)
Property management expense                                           (37,760)              --          (37,760)
                                                                 ----------------------------------------------
Net operating income                                                  592,134               --          592,134

Fee and asset management income                                            --            2,632            2,632
Interest income - investment in mortgage notes                             --            5,499            5,499
Interest and other income                                                  --           17,652           17,652
Fee and asset management expense                                           --           (2,102)          (2,102)
Depreciation expense on non-real estate assets                             --           (3,157)          (3,157)
Interest expense:
    Expense incurred                                                       --         (190,263)        (190,263)
    Amortization of deferred financing costs                               --           (2,703)          (2,703)
General and administrative expense                                         --          (13,216)         (13,216)
Preferred distributions                                                    --          (55,654)         (55,654)
Allocation to Minority Interests - Partially Owned Properties              --              157              157
Adjustment for depreciation expense related to
    Unconsolidated and Partially Owned Properties                          --             (491)            (491)
                                                                 ----------------------------------------------
Funds from operations available to Common Shares
    and OP Units                                                      592,134         (241,646)         350,488

Depreciation expense on real estate assets                           (221,355)              --         (221,355)
Gain on disposition of properties, net                                 87,652               --           87,652
Allocation to Minority Interests - Operating Partnership                   --          (19,132)         (19,132)
Adjustment for depreciation expense related to
    Unconsolidated and Partially Owned Properties                          --              491              491
                                                                 ----------------------------------------------

Net income available to Common Shares                            $    458,431     $   (260,287)    $    198,144
                                                                 ==============================================

Investment in real estate, net of accumulated
     depreciation                                                $ 10,801,004     $     16,541     $ 10,817,545
                                                                 ==============================================

Total assets                                                     $ 10,857,001     $    889,742     $ 11,746,743
                                                                 ==============================================

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                   SIX MONTHS ENDED JUNE 30, 1999             RENTAL REAL      CORPORATE/
                       (AMOUNTS IN THOUSANDS)                 ESTATE (1)        OTHER (2)     CONSOLIDATED
----------------------------------------------------------------------------------------------------------
Rental income                                               $    819,178     $         --     $    819,178
Property and maintenance expense                                (196,865)                         (196,865)
Real estate tax and insurance expense                            (84,515)                          (84,515)
Property management expense                                      (27,973)                          (27,973)
                                                            ----------------------------------------------
Net operating income                                             509,825               --          509,825
Fee and asset management income                                       --            2,414            2,414
Interest income - investment in mortgage notes                        --            5,644            5,644
Interest and other income                                             --           11,123           11,123
Fee and asset management expense                                      --           (1,624)          (1,624)
Depreciation expense on non-real estate assets                        --           (3,423)          (3,423)
Interest expense:
    Expense incurred                                                  --         (158,499)        (158,499)
    Amortization of deferred financing costs                          --           (1,661)          (1,661)
General and administrative expense                                    --          (10,714)         (10,714)
Preferred distributions                                               --          (57,111)         (57,111)
Adjustment for depreciation expense related to
    Unconsolidated Properties                                         --              551              551
                                                            ----------------------------------------------

Funds from operations available to Common Shares
    and OP Units                                                 509,825         (213,300)         296,525
Depreciation expense on real estate assets                      (193,711)              --         (193,711)
Gain on disposition of properties, net                            45,807               --           45,807
Loss on early extinguishment of debt                                --               (451)            (451)
Allocation to Minority Interests - Operating Partnership            --            (14,514)         (14,514)
Adjustment for depreciation expense related to
    Unconsolidated Properties                                       --               (551)            (551)
                                                            ----------------------------------------------

Net income available to Common Shares                       $    361,921     $   (228,816)    $    133,105
                                                            ==============================================

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                 QUARTER ENDED JUNE 30, 2000              RENTAL REAL     CORPORATE/
                    (AMOUNTS IN THOUSANDS)                ESTATE (1)      OTHER (2)       CONSOLIDATED
------------------------------------------------------------------------------------------------------
Rental income                                           $    479,193     $       --       $    479,193
Property and maintenance expense                            (113,977)            --           (113,977)
Real estate tax and insurance expense                        (46,667)            --            (46,667)
Property management expense                                  (18,846)            --            (18,846)
                                                        ----------------------------------------------
Net operating income                                         299,703             --            299,703

Fee and asset management income                                   --          1,334              1,334
Interest income - investment in mortgage notes                    --          2,737              2,737
Interest and other income                                         --          9,849              9,849
Fee and asset management expense                                  --         (1,036)            (1,036)
Depreciation expense on non-real estate assets                    --         (1,590)            (1,590)
Interest expense:
    Expense incurred                                              --        (95,152)           (95,152)
    Amortization of deferred financing costs                      --         (1,362)            (1,362)
General and administrative expense                                --         (6,518)            (6,518)
Preferred distributions                                           --        (27,266)           (27,266)
Allocation to Minority Interests - Partially Owned
Properties                                                        --            112                112
Adjustment for depreciation expense related to
    Unconsolidated and Partially Owned Properties                 --           (253)              (253)
                                                        ----------------------------------------------
Funds from operations available to Common Shares and
    OP Units                                                 299,703       (119,145)           180,558
Depreciation expense on real estate assets                  (111,036)            --           (111,036)
Gain on disposition of properties, net                        67,654             --             67,654
Allocation to Minority Interests - Operating
    Partnership                                                   --        (12,036)           (12,036)

Adjustment for depreciation expense related to
    Unconsolidated and Partially Owned Properties                 --            253                253
                                                        ----------------------------------------------
Net income available to Common Shares                   $    256,321     $ (130,928)      $    125,393
                                                        ==============================================

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                    QUARTER ENDED JUNE 30, 1999              RENTAL REAL     CORPORATE/
                       (AMOUNTS IN THOUSANDS)                ESTATE (1)       OTHER (2)       CONSOLIDATED
----------------------------------------------------------------------------------------------------------
Rental income                                               $    413,116     $       --       $    413,116
Property and maintenance expense                                 (99,818)            --            (99,818)
Real estate tax and insurance expense                            (42,467)            --            (42,467)
Property management expense                                      (13,772)            --            (13,772)
                                                            ----------------------------------------------
Net operating income                                             257,059             --            257,059

Fee and asset management income                                       --          1,180              1,180
Interest income - investment in mortgage notes                        --          2,749              2,749
Interest and other income                                             --          5,177              5,177
Fee and asset management expense                                      --           (757)              (757)
Depreciation expense on non-real estate assets                        --         (1,719)            (1,719)
Interest expense:
    Expense incurred                                                  --        (79,302)           (79,302)
    Amortization of deferred financing costs                          --           (816)              (816)
General and administrative expense                                    --         (4,947)            (4,947)
Preferred distributions                                               --        (27,734)           (27,734)
Adjustment for depreciation expense related to
    Unconsolidated Properties                                         --            276                276
                                                            ----------------------------------------------
Funds from operations available to Common Shares
    and OP Units                                                 257,059       (105,893)           151,166
Depreciation expense on real estate assets                       (98,514)            --            (98,514)
Gain on disposition of properties, net                            24,391             --             24,391
Loss on early extinguishment of debt                                  --           (451)              (451)
Allocation to Minority Interests - Operating Partnership              --         (7,388)            (7,388)
Adjustment for depreciation expense related to
    Unconsolidated Properties                                         --           (276)              (276)
                                                            ----------------------------------------------

Net income available to Common Shares                       $    182,936     $ (114,008)      $     68,928
                                                            ==============================================

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

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

14.      SUBSEQUENT EVENTS

         On July 11, 2000, the Company closed on its acquisition, in an all cash and debt transaction, of Globe Business Resources, Inc. ("Globe"), one of the nation's largest providers of temporary corporate housing and furniture rental. Shareholders of Globe received $13.00 per share, which approximated $58.7 million in cash based on the Globe shares outstanding. In addition, the Company assumed approximately $70.8 million in debt.

         On July 6, 2000, the Company disposed of Idlewood Apartments, a 320-unit multifamily property located in Indianapolis, IN, to an unaffiliated party for a total sales price of $15.6 million.

         On July 11, 2000, the Company repaid the outstanding mortgage balance on one Property totaling $5.9 million.

         On July 12, 2000, the Company acquired Ambergate Villas Apartments, a 72-unit multifamily property located in West Palm Beach, FL, from an unaffiliated party for a total purchase price of approximately $2.4 million, which included the issuance of approximately $0.4 million of OP Units.

         On July 12, 2000, the Company acquired Greengate Villas Apartments, a 120-unit multifamily property located in West Palm Beach, FL, from an unaffiliated party for a total purchase price of approximately $4.0 million, which included the assumption of mortgage indebtedness of approximately $2.7 million and the issuance of approximately $1.2 million of OP Units.

         On July 12, 2000, the Company acquired Jupiter Sound Villas Apartments, a 61-unit multifamily property located in Juno Beach, FL, from an unaffiliated party for a total purchase price of approximately $1.7 million, which included the assumption of mortgage indebtedness of approximately $1.6 million and the issuance of approximately $10,000 of OP Units.

         On July 12, 2000, the Company acquired Oakland Hills Apartments, a 189-unit multifamily property located in Margate, FL, from an unaffiliated party for a total purchase price of approximately $7.8 million, which included the assumption of mortgage indebtedness of approximately $5.0 million and the issuance of approximately $2.4 million of OP Units.

         On July 12, 2000, the Company acquired Summit Center Apartments, a 87-unit multifamily property located in West Palm Beach, FL, from an unaffiliated party for a total purchase price of approximately $2.4 million, which included the assumption of mortgage indebtedness of approximately $2.3 million and the issuance of approximately $10,000 of OP Units.

         On July 12, 2000, the Company acquired Whispering Pines Apartments, a 64-unit multifamily property located in Fort Pierce, FL, from an unaffiliated party for a total purchase price of approximately $1.0 million, which included the issuance of approximately $0.1 million of OP Units.

         On July 17, 2000, the Company announced that it has entered into a definitive agreement and plan of merger with Grove Property Trust ("Grove"). Grove's portfolio of 60 properties contains 7,296 units located in three New England states. The transaction values Grove at approximately $461 million, including the assumption of approximately $244 million in debt. This merger is expected to close during the fourth quarter of 2000 and does not require EQR shareholder approval.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         On July 25, 2000, the Company acquired Harbour Town Apartments, a 392-unit multifamily property located in Boca Raton, FL, from an unaffiliated party for a total purchase price of approximately $31.9 million.

         On July 25, 2000, the Company disposed of Sabal Palms Apartments, a 416-unit multifamily property located in Pompano Beach, FL, to an unaffiliated party for a total sales price of $27.2 million.

         On July 27, 2000, the Company disposed of Lake in the Woods Apartments, a 1,028-unit multifamily property located in Ypsilanti, MI, to an unaffiliated party for a total sales price of $57.0 million.

         On July 28, 2000, the Company disposed of Lamplight Court Apartments, a 53-unit multifamily property located in London, OH, to an unaffiliated party for a total sales price of $0.7 million.

         On July 28, 2000, the Company disposed of Cheyenne Crest Apartments, a 208-unit multifamily property located in Colorado Springs, CO, to an unaffiliated party for a total sales price of $12.3 million.

         On July 28, 2000, the Company disposed of Windmill Apartments, a 304-unit multifamily property located in Colorado Springs, CO, to an unaffiliated party for a total sales price of $12.4 million.

         On July 28, 2000, the Company sold its entire interest in an Unconsolidated Property containing 39 units for approximately $0.2 million.

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

RESULTS OF OPERATIONS

         The acquired properties are presented in the Consolidated Financial Statements of the Company from the date of each acquisition or the closing dates of the Mergers. The following table summarizes the number of Wholly Owned Acquired and Disposed Properties and related units for the periods presented:

                                               ACQUISITIONS                      DISPOSITIONS
                                     ------------------------------------------------------------------
                                       Number of           Number of        Number of       Number of
                    YEAR               Properties            Units          Properties        Units
         ----------------------------------------------------------------------------------------------
                    1999                    366             35,450                36          7,886
                    2000                      3                952                35          8,229

         In addition, during the six months ended June 30, 2000, the Company sold its entire interest in two Unconsolidated Properties containing 338 units for approximately $4.4 million.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company's overall results of operations for the six months ended June 30, 2000 and 1999 have been significantly impacted by the Company's acquisition and disposition activity. The significant changes in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense, property management and interest expense can all primarily be attributed to the acquisition of the 1999 Acquired Properties and the 2000 Acquired Properties, partially offset by the disposition of the 1999 Disposed Properties and the 2000 Disposed Properties. The impact of the 1999 Acquired Properties and the 2000 Acquired Properties, the 1999 Disposed Properties and the 2000 Disposed Properties are discussed in greater detail in the following paragraphs.

         Properties that the Company owned for all of both the six-month periods ended June 30, 2000 and June 30, 1999 (the "Six-Month 2000 Same Store Properties"), which represented 167,210 units, also impacted the Company's results of operations. Properties that the Company owned for all of both the quarters ended June 30, 2000 and June 30, 1999 (the "Second-Quarter 2000 Same Store Properties"), which represented 168,634 units, also impacted the Company's results of operations. Both the Six-Month 2000 Same Store Properties and Second-Quarter 2000 Same Store Properties are discussed in the following paragraphs.

 COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 1999

         For the six months ended June 30, 2000, income before gain on disposition of properties, net, extraordinary item and allocation to Minority Interests increased by approximately $25.7 million when compared to the six months ended June 30, 1999. This increase was primarily due to the acquisition of the 1999 Acquired Properties as well as increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, interest expense and general and administrative expenses.

         In regard to the Six-Month 2000 Same Store Properties, total revenues increased by approximately $29.0 million to $770.5 million or 3.92% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $5.3 million or 1.96%. This increase was primarily the result of higher expenses for on-site compensation costs and an increase in real estate taxes on certain properties, but was partially offset by lower leasing and advertising, administrative, maintenance, building and insurance costs.

         Property management represents expenses associated with the self-management of the Company's Properties. These expenses increased by approximately $9.8 million primarily due to the operations of the property management business obtained through the LFT Merger and a current year compensation charge associated with the issuance of restricted shares to our property management personnel.

         Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Company that are managed for affiliates. These revenues and expenses increased slightly.

         Interest expense, including amortization of deferred financing costs, increased by approximately $32.8 million. This increase was primarily the result of a $719.2 million increase in the Company's average indebtedness outstanding. The effective interest cost on all of the Company's indebtedness for the six months ending June 30, 2000 was 7.26% as compared to 6.98% for the six months ended June 30, 1999.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         General and administrative expenses, which include corporate operating expenses, increased approximately $2.5 million between the periods under comparison. This increase was primarily due to recording higher compensation expense associated with the issuance of restricted shares. These expenses as a percentage of total revenues were 1.35% for the six months ended June 30, 2000 compared to 1.28% of total revenues for the six months ended June 30, 1999.

    COMPARISON OF QUARTER ENDED JUNE 30, 2000 TO QUARTER ENDED JUNE 30, 1999

         For the quarter ended June 30, 2000, income before gain on disposition of properties, net, extraordinary item and allocation to Minority Interests increased by approximately $16.8 million when compared to the quarter ended June 30, 1999. This increase was primarily due to the acquisition of the 1999 Acquired Properties as well as increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, interest expense and general and administrative expenses.

         In regard to the Second-Quarter 2000 Same Store Properties, total revenues increased by approximately $15.3 million or 4.08% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $3.1 million or 2.24%. This increase was primarily the result of higher expenses for on-site compensation costs and an increase in real estate taxes on certain properties, but was partially offset by lower administrative, building and insurance costs.

         Property management represents expenses associated with the self-management of the Company's Properties. These expenses increased by approximately $5.1 million primarily due to the operations of the property management business obtained through the LFT Merger and a current year compensation charge associated with the issuance of restricted shares to our property management personnel.

         Fee and asset management revenues and fee and asset management expenses are associated with the management of properties not owned by the Company that are managed for affiliates. These revenues and expenses increased slightly.

         Interest expense, including amortization of deferred financing costs, increased by approximately $16.4 million. This increase was primarily the result of a $625.0 million increase in the Company's average indebtedness outstanding. The effective interest cost on all of the Company's indebtedness for the quarter ending June 30, 2000 was 7.37% as compared to 6.92% for the quarter ended June 30, 1999.

         General and administrative expenses, which include corporate operating expenses, increased approximately $1.6 million between the periods under comparison. This increase was primarily due to recording higher compensation expense associated with the issuance of restricted shares. These expenses as a percentage of total revenues were 1.32% for the quarter ended June 30, 2000 compared to 1.17% of total revenues for the quarter ended June 30, 1999.

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

paragraphs, the Company's cash and cash equivalents balance at June 30, 2000 was approximately $237.1 million and the amount available on the Company's line of credit was $700 million, of which $51.4 million was restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash (used for) financing activities, all of which are presented in the Company's Statements of Cash Flows.

         Part of the Company's strategy in funding the purchase of multifamily properties, funding its Properties in the development and/or earnout stage and the funding of the Company's investment in two joint ventures with multifamily real estate developers is to utilize its line of credit and to subsequently repay the line of credit from the disposition of Properties or the issuance of additional equity or debt securities. Utilizing this strategy during the first six months of 2000, the Company:

         - obtained new mortgage financing on eleven previously unencumbered properties and received net proceeds of $147.7 million;

         - disposed of sixteen properties (including the sale of the Company's entire interest in two Unconsolidated Properties) and received net proceeds of $159.5 million;

         - sold and/or contributed twenty-one properties to two separate joint ventures and received net proceeds of $60.5 million;

         - issued approximately 0.4 million Common Shares and received net proceeds of $14.1 million;

         - issued the Series B, C and D Cumulative Convertible Redeemable Preference Units and received net proceeds of $84.8 million; and

         - obtained new mortgage financing on twenty-one previously unencumbered properties and received net proceeds of $217.2 million.

All of these proceeds were utilized to either:

         -        repay the line of credit;

         -        repay mortgage indebtedness on certain Properties;

         - provide funding for properties in the development and/or earnout stage including the joint venture agreements; and/or

         -        purchase additional properties.

During the six months ended June 30, 2000, the Company:

         - repaid approximately $104.5 million of mortgage indebtedness on fifty-six Properties;

         - settled on a $100 million interest rate protection agreement and received approximately $7.1 million in connection therewith. This amount is being amortized over the life of the financing for the eleven previously unencumbered Properties that occurred in March 2000;

         - funded $91.7 million related to the development, earnout and joint venture agreements;

         - purchased three Properties for a total purchase price of approximately $127.2 million;

         - funded $1.25 million to acquire an additional ownership interest in LFT's Guilford portfolio; and

         - acquired $25.0 million of 8.25% preferred securities of WRP Convertible Trust I, an affiliate of WRP Newco.

         As of June 30, 2000, the Company had total indebtedness of approximately $5.3 billion, which included mortgage indebtedness of $3.0 billion (including premiums of $2.9 million), of which $837.1 million represented tax-exempt bond indebtedness, and unsecured debt of $2.3 billion (including net discounts and premiums in the amount of $1.9 million), of which $127.8 million represented tax-exempt bond indebtedness.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Subsequent to June 30, 2000 and through August 9, 2000, the Company:

         - repaid the outstanding mortgage balance on one Property totaling approximately $5.9 million;

         - disposed of seven properties (including the sale of the Company's entire interest in one Unconsolidated Property) for a total sales price of $125.4 million;

         - acquired seven properties containing 985 units for a total purchase price of approximately $51.1 million, including the assumption of mortgage indebtedness of approximately $11.5 million and the issuance of OP Units with a value of approximately $4.1 million; and

         - acquired Globe Business Resources, Inc. ("Globe") for cash of approximately $58.7 million, plus the assumption of mortgage indebtedness of approximately $70.8 million.

         During the remainder of 2000, the Company expects to fund $63.8 million related to the development, earnout and joint venture agreements. In connection with one joint venture agreement, the Company has an obligation to fund up to an additional $17.5 million to guarantee third party construction financing.

In addition, during the remainder of 2000, the Company expects to fund the:

         - repayment of total indebtedness related to scheduled unsecured note and mortgage note maturities in the amount of approximately $215.0 million; and

         - acquisition of Grove Property Trust for cash of approximately $210.0 million.

         The Company has a policy of capitalizing expenditures made for new assets, including newly acquired properties and the costs associated with placing these assets into service. Expenditures for improvements and renovations that significantly enhance the value of existing assets or substantially extend the useful life of an asset are also capitalized. Expenditures for in-the-unit replacement-type items such as appliances, draperies, carpeting and floor coverings, mechanical equipment and certain furniture and fixtures are also capitalized. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. With respect to acquired properties, the Company has determined that it generally spends $1,000 per unit during its first three years of ownership to fully improve and enhance these properties to meet the Company's standards. In regard to replacement-type items described above, the Company generally expects to spend $250 per unit on an annual recurring basis.

         During the six months ended June 30, 2000, total capital expenditures for the Company approximated $60.7 million. Of this amount, approximately $12.5 million, or $137 per unit, related to capital improvements and major repairs for the 1998, 1999 and 2000 Acquired Properties. Capital improvements and major repairs for all of the Company's pre-EQR IPO properties and 1993, 1994, 1995, 1996 and 1997 Acquired Properties approximated $14.7 million, or $122 per unit. Capital spent for replacement-type items approximated $25.4 million, or $119 per unit. In addition, approximately $4.4 million was spent on nine specific assets related to major renovations and repositioning of these assets. Also included in total capital expenditures was approximately $2.4 million expended for non-real estate additions such as computer software, computer equipment, and furniture and fixtures and leasehold improvements for the Company's property management offices and its corporate headquarters, $0.4 million spent on commercial/other assets, $0.8 million spent on the Partially Owned Properties and $0.1 million was spent on properties that were sold prior to 2000. Such capital expenditures were primarily funded from working capital reserves and from net cash provided by operating activities. Total capital expenditures for the remaining portion of 2000 are estimated to be approximately $61.3 million.

         Minority Interests as of June 30, 2000 increased by $79.9 million when compared to December 31, 1999. The primary factors that impacted this account during the six months were:

         - distributions declared to Minority Interests, which amounted to $18.8 million for the six months (excluding preference unit/interest distributions);

         - the allocation of income from operations in the amount of $19.1 million;

         - the allocation of Minority Interests from Partially Owned Properties in the amount of $2.9 million;

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         -        the conversion of OP Units into Common Shares; and

         - the issuance of Common Shares, OP Units and Preference Interests during the six months ended June 30, 2000.

         Total distributions paid in July 2000 amounted to approximately $130.4 million, which included distributions declared for the quarter ended June 30, 2000.

         The Company expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing Properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its line of credit. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements, through undistributed FFO and proceeds received from the disposition of certain Properties and/or through the issuance of unsecured notes and equity securities including additional OP Units. In addition, the Company has certain uncollateralized Properties available for additional mortgage borrowings in the event that the public capital markets are unavailable to the Company or the cost of alternative sources of capital to the Company is too high.

         The Company has a revolving credit facility with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers to provide the Operating Partnership with potential borrowings of up to $700 million. As of August 9, 2000, no amounts were outstanding under this facility.

         In connection with the Globe merger, the Company assumed a revolving credit facility with Fifth Third Bank with potential borrowings of up to $55.0 million. This line of credit matures on May 31, 2003. As of August 9, 2000, $40.3 million was outstanding under this facility.

         In connection with the Wellsford Merger, the Company provided a $14.8 million credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of August 9, 2000, this enhancement was still in effect.

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

         On May 5, 2000, the Company acquired $25.0 million of 8.25% preferred securities of WRP Convertible Trust I, an affiliate of WRP Newco. These preferred securities are indirectly convertible into WRP Newco common shares under certain circumstances.

FUNDS FROM OPERATIONS

         Funds from Operations ("FFO") represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States ("GAAP")), excluding gains or losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. This definition of FFO is in accordance with the National Association of Real Estate Investment Trust's ("NAREIT") recommended definition. NAREIT modified this definition effective January 1, 2000. However, as a result of this modification, no changes were

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

         FFO per share and OP Unit is presented giving affect to the Statement of Financial Accounting Standards No. 128 "Earnings Per Share".

         For the six months ended June 30, 2000, FFO available to Common Shares and OP Units increased by $54.0 million, or 18.2%, and FFO per share and OP Unit - diluted increased by $0.25, or 11.4%, when compared to the six months ended June 30, 1999.

         For the quarter ended June 30, 2000, FFO available to Common Shares and OP Units increased by $29.4 million, or 19.4%, and FFO per share and OP Unit -diluted increased by $0.14, or 12.6%, when compared to the quarter ended June 30, 1999.

         The following is a reconciliation of net income to FFO available to Common Shares and OP Units for the six months and quarters ended June 30, 2000 and 1999:

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                  SIX MONTHS ENDED JUNE 30,           QUARTER ENDED JUNE 30,
                                                                -----------------------------     -----------------------------
                                                                    2000             1999              2000            1999
                                                                -----------------------------     -----------------------------
                                                                  (Amounts in thousands, except per share and OP Unit amounts)
STATEMENTS OF FUNDS FROM OPERATIONS

Net income                                                      $    253,798     $    190,216     $    152,659     $     96,662
Adjustments:
    Allocation to Minority Interests - Operating Partnership          19,132           14,514           12,036            7,388
    Depreciation on real estate assets*                              220,864          194,262          110,783           98,790
    Loss on early extinguishment of debt                                  --              451               --              451
    Gain on disposition of properties, net                           (87,652)         (45,807)         (67,654)         (24,391)
                                                                ------------     ------------     ------------     ------------

FFO                                                                  406,142          353,636          207,824          178,900
Preferred distributions                                              (55,654)         (57,111)         (27,266)         (27,734)
                                                                ------------     ------------     ------------     ------------

FFO available to Common Shares and OP Units                     $    350,488     $    296,525     $    180,558     $    151,166
                                                                ============     ============     ============     ============

Weighted average Common Shares and
    OP Units outstanding  - basic                                    140,850          132,825          141,436          133,478
                                                                ============     ============     ============     ============

FFO per share and OP Unit - basic                               $       2.49     $       2.23     $       1.28     $       1.13
                                                                ============     ============     ============     ============

FFO per share and OP Unit - diluted                             $       2.44     $       2.19     $       1.25     $       1.11
                                                                ============     ============     ============     ============

* INCLUDES $210,000 AND $551,000 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999, RESPECTIVELY, AND $105,000 AND $276,000 FOR THE QUARTERS ENDED JUNE 30, 2000 AND 1999, RESPECTIVELY, RELATED TO THE COMPANY'S SHARE OF DEPRECIATION FROM UNCONSOLIDATED PROPERTIES. EXCLUDES $701,000 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND $358,000 FOR THE QUARTER ENDED JUNE 30, 2000 RELATED TO THE MINORITY INTERESTS' SHARE OF DEPRECIATION FROM PARTIALLY OWNED PROPERTIES.

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

                             EQUITY RESIDENTIAL PROPERTIES TRUST

Date: AUGUST 10, 2000        By:           /s/ BRUCE C. STROHM
      ---------------            ----------------------------------------------
                                               Bruce C. Strohm
                                   Executive Vice President, General Counsel
                                                and Secretary

Date: AUGUST 10, 2000        By:          /s/  MICHAEL J. McHUGH
      ---------------             ---------------------------------------------
                                               Michael J. McHugh
                                  Executive Vice President, Chief Accounting
                                             Officer and Treasurer