Form 10-Q
period 2000-09-30
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 2000-11-13
CIK 906107

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-12252

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           MARYLAND                                            13-3675988
-------------------------------                           ------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

TWO NORTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS                     60606
--------------------------------------------                   ----------
  (Address of Principal Executive Offices)                     (Zip Code)

                                 (312) 474-1300
              ----------------------------------------------------
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

At November 6, 2000, 131,624,863 of the Registrant's Common Shares of Beneficial Interest were outstanding.

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                        SEPTEMBER 30,         DECEMBER 31,
                                                                            2000                  1999
                                                                     -------------------   -----------------
ASSETS
Investment in real estate
 Land                                                                $        1,543,454    $      1,550,378
 Depreciable property                                                        10,296,305          10,670,550
 Construction in progress                                                        30,093              18,035
                                                                     ------------------    ----------------
                                                                             11,869,852          12,238,963
 Accumulated depreciation                                                    (1,273,394)         (1,070,487)
                                                                     ------------------    ----------------
Investment in real estate, net of accumulated depreciation                   10,596,458          11,168,476

Real estate held for disposition                                                224,553              12,868
Cash and cash equivalents                                                        56,242              29,117
Investment in mortgage notes, net                                                79,690              84,977
Investments in unconsolidated joint ventures                                    270,391             140,284
Rents receivable                                                                  1,611               1,731
Deposits - restricted                                                           263,661             111,270
Escrow deposits - mortgage                                                       73,186              75,328
Deferred financing costs, net                                                    30,343              33,968
Rental furniture, net                                                            59,069                   -
Property and equipment, net                                                       7,664                   -
Goodwill and other intangibles, net                                              70,844                   -
Other assets                                                                     87,150              57,670
                                                                     ------------------    ----------------
     TOTAL ASSETS                                                    $       11,820,862    $     11,715,689
                                                                     ==================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Mortgage notes payable, net                                         $        3,017,449    $      2,883,583
 Notes, net                                                                   2,121,118           2,290,285
 Lines of credit                                                                 33,631             300,000
 Accounts payable and accrued expenses                                          149,892             102,955
 Accrued interest payable                                                        69,995              44,257
 Rents received in advance and other liabilities                                 77,126              74,196
 Security deposits                                                               40,946              39,687
 Distributions payable                                                          138,821              18,813
                                                                     ------------------    ----------------
     TOTAL LIABILITIES                                                        5,648,978           5,753,776
                                                                     ------------------    ----------------

COMMITMENTS AND CONTINGENCIES
Minority Interests:
 Operating Partnership                                                          589,620             456,979
 Partially Owned Properties                                                       2,903                   -
                                                                     ------------------    ----------------
     Total Minority Interests                                                   592,523             456,979
                                                                     ------------------    ----------------

Shareholders' equity:
 Preferred Shares of beneficial interest, $.01 par value;
   100,000,000 shares authorized; 20,276,064 shares issued and outstanding as of September 30, 2000 and 25,085,652 shares
   issued and outstanding as of December 31, 1999                             1,189,959           1,310,266
 Common Shares of beneficial interest, $.01 par value;
   350,000,000 shares authorized; 131,575,197 shares
   issued and outstanding as of September 30, 2000 and
   127,450,798 shares issued and outstanding as of
    December 31, 1999                                                             1,316               1,275
 Paid in capital                                                              4,593,594           4,523,919
 Employee notes                                                                  (4,416)             (4,670)
 Distributions in excess of accumulated earnings                               (201,092)           (325,856)
                                                                     ------------------    ----------------
     TOTAL SHAREHOLDERS' EQUITY                                               5,579,361           5,504,934
                                                                     ------------------    ----------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $       11,820,862    $     11,715,689
                                                                     ==================    ================

                           See Accompanying notes
                                       2

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED                 QUARTER ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                           ------------------------------    ----------------------------
                                                                2000             1999             2000            1999
                                                           -------------------------------   ------------------------------
REVENUES
 Rental income                                             $   1,454,958   $    1,243,958    $     502,218    $    424,780
 Fee and asset management                                          4,711            3,432            1,876           1,018
 Interest income - investment in mortgage notes                    8,282            8,502            2,783           2,858
 Income from investments in unconsolidated joint ventures         14,589            7,042            5,525           2,691
 Interest and other income                                        19,009           10,613           10,624           3,841
 Furniture income                                                 14,228                -           14,228               -
                                                           -------------   --------------    -------------    ------------
     Total revenues                                            1,515,777        1,273,547          537,254         435,188
                                                           -------------   --------------    -------------    ------------

EXPENSES
 Property and maintenance                                        368,291          300,798          140,446         103,933
 Real estate taxes and insurance                                 141,830          126,304           46,829          41,789
 Property management                                              56,204           42,817           18,444          14,844
 Fee and asset management                                          3,647            2,301            1,545             677
 Depreciation                                                    335,844          297,505          111,332         100,371
 Interest:
     Expense incurred                                            285,337          241,516           95,074          83,017
     Amortization of deferred financing costs                      4,063            2,773            1,360           1,112
 General and administrative                                       19,439           15,736            6,223           5,022
 Furniture operating costs                                         9,505                -            9,505               -
 Amortization of goodwill and other intangibles                      767                -              767               -
                                                           -------------   --------------    -------------    ------------
      Total expenses                                           1,224,927        1,029,750          431,525         350,765
                                                           -------------   --------------    -------------    ------------

Income before gain on disposition of properties, net,
   extraordinary item, allocation to Minority Interests,
   and provision for income taxes                                290,850          243,797          105,729          84,423
Gain on disposition of properties, net                           205,121           64,315          117,469          18,508
Loss on early extinguishment of debt                                   -             (451)               -               -
Allocation to Minority Interests:
   Operating Partnership                                         (35,825)         (21,554)         (16,693)         (7,040)
   Partially Owned Properties                                        145                -              (12)              -

Provision for income taxes                                          (518)               -             (518)              -
                                                           -------------   --------------    -------------    ------------
Net income                                                       459,773          286,107          205,975          95,891
Preferred distributions                                          (83,597)         (85,118)         (27,943)        (28,007)
                                                           -------------   --------------    -------------    ------------

Net income available to Common Shares                      $     376,176   $      200,989    $     178,032    $     67,884
                                                           =============   ==============    =============    ============

Net income per share - basic                               $        2.91   $         1.67    $        1.35    $       0.56
                                                           =============   ==============    =============    ============

Net income per share - diluted                             $        2.88   $         1.66    $        1.33    $       0.55
                                                           =============   ==============    =============    ============

Weighted average Common Shares outstanding - basic               129,435          120,621          131,412         122,312
                                                           =============    =============    =============    ============

Distributions declared per Common Share outstanding        $       2.335    $       2.180    $       0.815           0.760
                                                           =============    =============    =============    ============

                             SEE ACCOMPANYING NOTES
                                       3

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                     ------------------------------
                                                                                           2000           1999
                                                                                     ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $     459,773    $    286,107
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Allocation to Minority Interests - Operating Partnership                                  35,825          21,554
  Allocation to Minority Interests - Partially Owned Properties                               (145)              -
  Depreciation                                                                             335,844         297,505
  Amortization of deferred financing costs                                                   4,063           2,773
  Amortization of goodwill and other intangibles                                               767               -
  Amortization of discounts and premiums on debt                                            (1,725)         (1,746)
  Amortization of deferred settlements on interest rate protection agreements                  290             768
  Equity from earnings of investments in unconsolidated joint ventures                        (459)         (3,092)
  Gain on disposition of properties, net                                                  (205,121)        (64,315)
  Compensation paid with Company Common Shares                                               4,300               -
  Provision for income taxes                                                                   518               -
  Book value of furniture sales and rental buyouts                                           4,802               -

CHANGES IN ASSETS AND LIABILITIES:
  Decrease in rents receivable                                                                  44           2,480
  Decrease (increase) in deposits - restricted                                               3,660          (4,344)
  (Increase) decrease in other assets                                                       (7,285)         41,030
  Increase in accounts payable and accrued expenses                                         39,186          32,010
  Increase in accrued interest payable                                                      22,612          16,439
  (Decrease) increase in rents received in advance and other liabilities                   (10,273)          7,727
  Increase (decrease) in security deposits                                                      14          (1,735)
                                                                                     -------------    ------------

  Net cash provided by operating activities                                                686,690         633,161
                                                                                     -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate, net                                                          (238,218)       (469,585)
  Improvements to real estate                                                             (100,347)        (93,456)
  Additions to non-real estate property                                                     (3,919)         (5,922)
  Additions to rental furniture                                                             (7,477)              -
  Investment in property and equipment                                                        (416)              -
  Interest capitalized for real estate under construction                                     (827)         (1,157)
  Proceeds from disposition of real estate, net                                            416,603         197,125
  Principal receipts on investment in mortgage notes                                         5,287           2,746
  Investment in unconsolidated joint ventures, net                                        (119,893)        (77,641)
  Proceeds from disposition of unconsolidated joint ventures, net                            4,602          54,060
  (Increase) in deposits on real estate acquisitions, net                                 (154,711)        (55,201)
  Decrease (increase) in mortgage deposits                                                   2,283          (4,750)
  Decrease in mortgage receivables                                                               -           7,150
  Purchase of management contract rights                                                      (779)           (285)
  Business combinations, net of cash acquired                                              (61,754)              -
  Merger costs paid after initial business combinations                                     (9,474)         (4,598)
  Other investing activities, net                                                           (2,950)        (15,075)
                                                                                     -------------    ------------

  Net cash (used for) investing activities                                                (271,990)       (466,589)
                                                                                     -------------    ------------

                             SEE ACCOMPANYING NOTES
                                       4

                      EQUITY RESIDENTIAL PROPERTIES TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                    NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                             ------------------------------
                                                                                                 2000              1999
                                                                                             ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Loan and bond acquisition costs                                                             $      (2,392)     $    (8,423)
 MORTGAGE NOTES PAYABLE:
  Proceeds, net                                                                                    389,051          188,569
  Lump sum payoffs                                                                                (119,412)         (54,231)
  Scheduled principal payments                                                                     (19,930)         (13,041)
 NOTES, NET:
  Proceeds                                                                                               -          298,014
  Payoffs                                                                                         (208,000)        (125,000)
 LINES OF CREDIT:
  Proceeds                                                                                         209,305          959,000
  Repayments                                                                                      (505,179)      (1,159,000)
 Proceeds from settlement of interest rate protection agreements                                     7,055                -
 Proceeds from sale of Common Shares                                                                 5,901            7,099
 Proceeds from sale of Preferred Shares/Units, net                                                 133,575           39,000
 Proceeds from exercise of options                                                                  18,964           27,542
 Payment of offering costs                                                                            (212)            (426)
 DISTRIBUTIONS:
  Common Shares                                                                                   (197,113)        (171,488)
  Preferred Shares/Units                                                                           (80,412)         (84,979)
  Minority Interests - Operating Partnership                                                       (18,923)         (18,443)
  Minority Interests - Partially Owned Properties                                                     (617)               -
 Principal receipts on employee notes, net                                                             254              144
 Principal receipts on other notes receivable, net                                                     510            7,931
                                                                                             -------------      -----------
  Net cash (used for) financing activities                                                        (387,575)        (107,732)
                                                                                             -------------      -----------
Net increase in cash and cash equivalents                                                           27,125           58,840
Cash and cash equivalents, beginning of period                                                      29,117            3,965
                                                                                             -------------      -----------
Cash and cash equivalents, end of period                                                     $      56,242      $    62,805
                                                                                             =============      ===========

SUPPLEMENTAL INFORMATION:

Cash paid during the period for interest                                                     $     264,582      $   226,234
                                                                                             =============      ===========

Mortgage loans assumed and/or entered into through acquisitions of real estate               $      38,442      $    69,885
                                                                                             =============      ===========

Net real estate contributed in exchange for OP Units or Preference Units                     $       4,707      $    28,232
                                                                                             =============      ===========

Mortgage loans assumed by purchaser in real estate dispositions                              $    (220,000)     $         -
                                                                                             =============      ===========

Transfers to real estate held for disposition                                                $     224,553      $    13,457
                                                                                             =============      ===========

Refinancing of mortgage notes payable in favor of notes, net                                 $           -      $    75,790
                                                                                             =============      ===========

Mortgage loans assumed through consolidation of Partially Owned Properties                   $      65,095      $         -
                                                                                             =============      ===========

Net liabilities assumed through consolidation of Partially Owned Properties                  $         792      $         -
                                                                                             =============      ===========

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

1.       BUSINESS

         Equity Residential Properties Trust, formed in March 1993 ("EQR"), is a self-administered and self-managed equity real estate investment trust ("REIT"). As used herein, the term "Company" means EQR, and its subsidiaries, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger"), Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger"), Merry Land & Investment Company, Inc. ("MRY") (the "MRY Merger"), and Lexford Residential Trust ("LFT") ("the LFT Merger"). The term "Company" also includes Globe Business Resources, Inc. ("Globe") (the "Globe Merger") and Temporary Quarters, Inc. ("TQ") (the "TQ Merger"). The Company has elected to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code").

         The Company is engaged in the acquisition, disposition, ownership, management and operation of multifamily properties. As of September 30, 2000, the Company owned or had interests in a portfolio of 1,056 multifamily properties containing 222,699 apartment units (individually a "Property" and collectively the "Properties") consisting of the following:

                                        NUMBER OF            NUMBER OF
                                        PROPERTIES            UNITS
----------------------------------------------------------------------------
Wholly Owned Properties                     953               204,610
Partially Owned Properties                   14                 2,995
Unconsolidated Properties                    89                15,094
                                  ------------------------------------------
Total Properties                          1,056               222,699
                                  ==========================================

         The "Partially Owned Properties" are controlled and partially owned by the Company but have partners with minority interests (see further discussion in Notes 4 and 5). The "Unconsolidated Properties" are partially owned but not controlled by the Company and consist of investments in partnership interests and/or subordinated mortgages that are accounted for under the equity method of accounting. The Properties are located in 35 states throughout the United States.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("Statement No. 133"). Statement No. 133 requires recording all derivative instruments as assets or liabilities, measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The standard's effective date was deferred by FASB Statement No. 137 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt the standard effective January 1, 2001, and does not anticipate that the adoption will have a material impact on the Company's financial condition and results of operations.

2.       BASIS OF PRESENTATION

         The balance sheet and statements of operations and cash flows as of and for the nine months and quarter ended September 30, 2000 represent the consolidated financial information of the Company and its subsidiaries.

         Due to the Company's ability as general partner to control either through ownership or by contract the Operating Partnership, a series of management limited partnerships and companies (collectively, the "Management Partnerships" or the "Management Companies"), the Financing Partnerships, the LLC's, Globe and certain other entities. Each such entity has been consolidated with the Company for financial reporting purposes. In regard to the Management Companies, the Company does not have legal control; however, these entities are consolidated for financial reporting purposes, the effects of which are immaterial. Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year presentation.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

3.       BUSINESS COMBINATIONS

         On July 11, 2000, the Company acquired Globe in an all cash and debt transaction. Globe provides fully furnished short-term housing through an inventory of leased housing units to transferring or temporarily assigned corporate personnel, new hires, trainees, consultants and individual customers throughout the United States. Additionally, Globe rents and sells furniture to a diversified base of commercial and residential customers throughout the United States. Shareholders of Globe received $13.00 per share, which approximated $58.7 million in cash based on the 4.5 million Globe shares outstanding. In addition, the Company:

         - Acquired $94.8 million in other Globe assets and assumed $29.2 million in other Globe liabilities.

         - Allocated $68.0 million to goodwill and $0.4 million to other intangible assets, representing the estimated fair value of existing covenants not to compete at the merger date;

         -    Recorded merger costs of $4.5 million; and

         - Assumed $70.8 million in debt, which included $1.4 million in mortgage debt, $39.9 million in unsecured notes, and Globe's line of credit totaling $29.5 million;

         On July 21, 2000, the Company, through its Globe subsidiary, acquired TQ, the leading corporate housing provider in Atlanta, Georgia, in a $3.3 million all cash transaction.

         The Company accounted for both the Globe Merger and the TQ Merger as purchases in accordance with Accounting Principals Board Opinion No. 16. Significant accounting policies relating to corporate housing and furniture rental/sales are as follows:

RENTAL FURNITURE

         Rental furniture is stated at cost and depreciated on a straight-line basis at a rate of 1% per month, which is designed to approximate an estimated useful life of four years with provision for a 50% residual value.

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. Depreciation expense is provided on a straight-line basis over estimated useful lives of three to ten years.

GOODWILL AND OTHER INTANGIBLES

         Goodwill is amortized on a straight-line basis over a period of 20 years. Other intangibles are amortized on a straight-line basis over periods ranging from 3 to 5 years. The Company periodically reviews goodwill and other intangibles for impairment. If a permanent decline in value has occurred, such impairment would be calculated based on discounted cash flows. Accumulated amortization of

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

goodwill and other intangibles was $0.8 million at September 30, 2000.

REVENUE RECOGNITION

         Leased housing unit rentals vary in terms from a few days to several months. Leases of furniture generally have an initial term of three to six months in duration and can be extended by the customer on a month-to-month basis. Leased housing unit rentals and furniture rentals are accounted for as operating leases, and revenue is recorded in the month earned. For sales of furniture, as well as rental buyouts, revenue and related cost of sales are recorded when the furniture is delivered or taken off lease. Revenues from both furniture rentals and sales are included in furniture income while the associated costs of those rentals and sales are included in furniture operating costs in the consolidated statements of operations.

INCOME TAXES

         In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", deferred taxes are provided for all differences between the financial statement basis and the tax basis of assets and liabilities using the enacted tax rate. A valuation allowance is provided for deferred tax assets, which are more likely than not unrealizable.

4.       SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

         The following table presents the changes in the Company's issued and outstanding Common Shares for the nine months ended September 30, 2000:

---------------------------------------------------------------------------
                                                                  2000
---------------------------------------------------------------------------
Common Shares outstanding at January 1,                       127,450,798

COMMON SHARES ISSUED:
Conversion of Series E Preferred Shares                            69,011
Conversion of Series G Preferred Shares                             1,280
Conversion of Series H Preferred Shares                            62,278
Conversion of Series J Preferred Shares                         2,822,012
Employee Share Purchase Plan                                      130,305
Dividend Reinvestment - DRIP Plan                                  18,099
Share Purchase - DRIP Plan                                         10,358
Exercise of options                                               497,681
Restricted share grants, net                                      232,161
Conversion of OP Units                                            281,214

---------------------------------------------------------------------------
Common Shares outstanding at September 30,                    131,575,197
                                                              ===========
---------------------------------------------------------------------------

         The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest are collectively referred to as the "Minority Interests - Operating Partnership". As of September 30, 2000, the Minority Interests - Operating Partnership held 12,302,698 OP Units. As a result, the Minority Interests - Operating Partnership had an 8.55% interest in the Operating Partnership at September 30, 2000. Assuming conversion of all OP Units into Common Shares, total Common Shares outstanding at September 30, 2000 would have been 143,877,895.

         Net proceeds from the Company's Common Share and Preferred Share offerings are contributed by the Company to the Operating Partnership in return for an increased ownership percentage and are

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


treated as capital transactions in the Company's Consolidated Financial Statements. As a result, the net offering proceeds from Common Shares are allocated between shareholders' equity and Minority Interests - Operating Partnership to account for the change in their respective percentage ownership of the underlying equity of the Operating Partnership.

         The Guilford portfolio properties (see further discussion in Note 5) are controlled and partially owned by the Company but have partners with minority interests. Effective January 1, 2000, the Company has included 100% of the assets, liabilities, revenues and expenses of these Partially Owned Properties in the Consolidated Financial Statements due to an increased ownership interest in these properties. The equity interests of the unaffiliated partners are reflected as Minority Interests -- Partially Owned Properties.

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

         On August 11, 2000, Lexford Properties, L.P., a subsidiary of the Operating Partnership, issued 1,000,000 units of 8.50% Series E Cumulative Convertible Redeemable Preference Units with an equity value of $50.0 million. Lexford Properties, L.P. received $48.8 million in net proceeds from this transaction. The liquidation value of these units is $50 per unit. The 1,000,000 units are exchangeable into 1,000,000 shares of 8.50% Series M-3 Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. Dividends for the Series E Preference Interests or the Series M-3 Preferred Shares are payable quarterly at the rate of $4.25 per unit/share per year.

         The value of these Preference Interests are included in Minority Interests - Operating Partnership in the Consolidated Balance Sheets and the distributions incurred are included in preferred distributions in the Consolidated Statements of Operations. The Series M-1, M-2 and M-3 Preferred Shares are not convertible into EQR Common Shares.

         The following table presents the Company's issued and outstanding Preferred Shares as of September 30, 2000 and December 31, 1999:

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                    AMOUNTS IN THOUSANDS
                                                                                             --------------------------------
                                                                     ANNUAL DIVIDEND              SEPTEMBER         DECEMBER
                                                                     RATE PER SHARE (1)            30, 2000         31, 1999
-----------------------------------------------------------------------------------------------------------------------------
Preferred Shares of beneficial interest, $.01 par value;
100,000,000 shares authorized:

9 3/8% Series A Cumulative Redeemable Preferred; liquidation                   $2.34375           $153,000          $153,000
  value $25 per share; 6,120,000 shares issued and outstanding at September 30, 2000 and December 31, 1999

9 1/8% Series B Cumulative Redeemable Preferred; liquidation                  $22.81252            125,000           125,000
  value $250 per share; 500,000 shares issued and outstanding at September 30, 2000 and December 31, 1999

9 1/8% Series C Cumulative Redeemable Preferred; liquidation                  $22.81252            115,000           115,000
  value $250 per share; 460,000 shares issued and outstanding at September 30, 2000 and December 31, 1999

8.60% Series D Cumulative Redeemable Preferred; liquidation                   $21.50000            175,000           175,000
  value $250 per share; 700,000 shares issued and outstanding at September 30, 2000 and December 31, 1999

Series E Cumulative Convertible Preferred; liquidation value                   $1.75000             96,748            99,850
  $25 per share; 3,869,940 and 3,994,000 shares issued and
  outstanding at September 30, 2000 and December 31, 1999,
  respectively

9.65% Series F Cumulative Redeemable Preferred; liquidation                    $2.41250             57,500            57,500
  value $25 per share; 2,300,000 shares issued and outstanding at September 30, 2000 and December 31, 1999

7 1/4% Series G Convertible Cumulative Preferred; liquidation                 $18.12500            316,175           316,250
  value $250 per share; 1,264,700 and 1,265,000 shares issued and outstanding at September 30, 2000 and December 31, 1999, respectively

7.00% Series H Cumulative Convertible Preferred; liquidation                   $1.75000              1,536             3,686
  value $25 per share; 61,424 and 147,452 shares issued and
  outstanding at September 30, 2000 and December 31, 1999,
  respectively

8.60% Series J Cumulative Convertible Preferred; liquidation                    $2.15000                 -           114,980
  value $25 per share; 0 and 4,599,200 shares issued and
  outstanding at September 30, 2000 and December 31, 1999,
  respectively (2)

8.29% Series K Cumulative Redeemable Preferred; liquidation                     $4.14500            50,000            50,000
  value $50 per share; 1,000,000 shares issued and outstanding at September 30, 2000 and December 31, 1999

7.625% Series L Cumulative Redeemable Preferred; liquidation                    $1.90625           100,000           100,000
  value $25 per share; 4,000,000 shares issued and outstanding at September 30, 2000 and December 31, 1999

------------------------------------------------------------------------------------------------------------------------------
                                                                                                $1,189,959        $1,310,266
------------------------------------------------------------------------------------------------------------------------------

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

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.       REAL ESTATE ACQUISITIONS

         During the nine months ended September 30, 2000, the Company acquired the eighteen Properties listed below from unaffiliated parties. In connection with certain of the acquisitions listed below, the Company assumed and/or entered into new mortgage indebtedness of approximately $38.4 million and issued OP Units having a value of approximately $4.1 million. The cash portion of these transactions was funded from proceeds received from the disposition of properties and working capital.

--------------------------------------------------------------------------------------------------------------------
                                                                                                       PURCHASE
     DATE                                                                              NUMBER           PRICE
   ACQUIRED      PROPERTY                            LOCATION                          OF UNITS     (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------
   01/19/00      Windmont                            Atlanta, GA                             178         $  10,310
   04/05/00      Alborada                            Fremont, CA                             442            83,500
   06/30/00      Jefferson at Wyndham Lakes          Coral Springs, FL                       332            33,340
   07/12/00      Ambergate                           West Palm Beach, FL                      72             2,362
   07/12/00      Greengate                           West Palm Beach, FL                     120             4,019
   07/12/00      Jupiter Cove II                     Juno Beach, FL                           61             1,663
   07/12/00      Oakland Hills                       Margate, FL                             189             7,800
   07/12/00      Summit Center                       West Palm Beach, FL                      87             2,347
   07/12/00      Whispering Pines                    Fort Pierce, FL                          64               978
   07/25/00      Harbour Town                        Boca Raton, FL                          392            31,940
   09/13/00      Madison at Wells Branch             Austin, TX                              300            18,750
   09/13/00      Madison at Scofield Farms           Austin, TX                              260            16,510
   09/14/00      Westside Villas I-V                 Los Angeles, CA                         176            42,000
   09/27/00      Millburn Court I                    Dayton, OH                               65             1,500
--------------------------------------------------------------------------------------------------------------------
                                                                                           2,738         $ 257,019
--------------------------------------------------------------------------------------------------------------------

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

         On August 7, 2000, the Company funded approximately $30.9 million for an ownership interest in Laguna Clara Apartments, a 264-unit property located in Santa Clara, California. As the Company cannot exercise unilateral control over major decisions, this property has been classified as an investment in unconsolidated joint venture and accounted for under the equity method.

6.       REAL ESTATE DISPOSITIONS

         During the nine months ended September 30, 2000, the Company disposed of the twenty-seven properties listed below to unaffiliated parties. The Company recognized a net gain for financial reporting purposes of approximately $155.8 million.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                         DISPOSITION
 DATE                                                                                    NUMBER             PRICE
 DISPOSED                PROPERTY                          LOCATION                     OF UNITS        (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------------
02/04/00      Lakeridge at the Moors                Miami, FL                              175             $ 10,000
02/09/00      Sonnet Cove I & II                    Lexington, KY                          331               12,300
02/25/00      Yuma Court                            Colorado Springs, CO                    40                2,350
02/25/00      Indigo Plantation                     Daytona Beach, FL                      304               14,200
02/25/00      The Oaks of Lakebridge                Ormond Beach, FL                       170                7,800
03/23/00      Tanglewood                            Lake Oswego, OR                        158               10,750
03/30/00      Preston Lake                          Tucker, GA                             320               17,325
03/31/00      Cypress Cove                          Melbourne, FL                          326               18,800
04/20/00      Village of Sycamore Ridge             Memphis, TN                            114                5,200
04/28/00      Towne Centre III & IV                 Laurel, MD                             562               29,244
05/11/00      3000 Grand                            Des Moines, IA                         186                9,625
06/14/00      Villa Madeira                         Scottsdale, AZ                         332               17,500
07/06/00      Idlewood                              Indianapolis, IN                       320               15,600
07/25/00      Sabal Palm                            Pompano Beach, FL                      416               27,200
07/27/00      Lake in the Woods                     Ypsilanti, MI                        1,028               57,000
07/28/00      Windmill                              Colorado Springs, CO                   304               12,358
07/28/00      Cheyenne Crest                        Colorado Springs, CO                   208               12,286
07/28/00      Lamplight Court                       London, OH                              53                  738
08/24/00      Huntington Hollow                     Tulsa, OK                              288                7,100
08/24/00      Hunter Glen                           Springfield, IL                         64                1,750
08/29/00      Glenridge                             Colorado Springs, CO                   220               13,127
09/18/00      Greenwich Woods/Hollyview             Silver Springs, MD                     606               37,500
09/26/00      The Hollows                           Columbia, SC                           212                8,000
09/26/00      Tamarind at Stoneridge                Columbia, SC                           240                8,030
---------------------------------------------------------------------------------------------------------------------
                                                                                         6,977             $355,783
---------------------------------------------------------------------------------------------------------------------

         On June 30, 2000, the Company entered into two separate joint ventures with an unaffiliated party. At closing, the Company sold and/or contributed twenty-one wholly owned properties containing 5,211 units valued at $303.4 million to the joint ventures encumbered with $220.0 million in mortgage loans obtained on June 26, 2000 (see further discussion in Note 9). The unaffiliated party acquired a 75% interest in the joint ventures while the Company retained a 25% interest along with the right to manage the properties. The Company has classified its 25% interest in the joint ventures as investments in unconsolidated joint ventures and accounted for them under the equity method of accounting. The Company recognized a net gain for financial reporting purposes of approximately $49.3 million.

         In addition, during the nine months ended September 30, 2000, the Company sold its entire interest in three Unconsolidated Properties containing 377 units for approximately $4.6 million.

7.       COMMITMENTS TO ACQUIRE/DISPOSE OF REAL ESTATE

         As of September 30, 2000, in addition to the Properties that were subsequently acquired as discussed in Note 15 of the Notes to Consolidated Financial Statements, the Company entered into separate agreements to acquire eight multifamily properties containing 1,698 units from unaffiliated parties. The Company expects a combined purchase price of approximately $283.5 million, including the assumption of mortgage indebtedness of approximately $24.7 million.

         As of September 30, 2000, in addition to the Properties that were subsequently disposed of as discussed in Note 15 of the Notes to Consolidated Financial Statements, the Company entered into separate

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

agreements to dispose of seven multifamily properties containing 1,117 units to unaffiliated parties. The Company expects a combined disposition price of approximately $53.3 million.

         The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

8.       DEPOSITS - RESTRICTED

         Deposits-restricted as of September 30, 2000 included the following:

               - deposits in the amount of $29.5 million held in third party escrow accounts to provide collateral for third party construction financing in connection with two separate joint venture agreements;

               - approximately $195.3 million held in third party escrow accounts, representing proceeds received in connection with the Company's disposition of twenty-two properties and earnest money deposits made for eight additional acquisitions;

               - approximately $33.4 million for tenant security, utility deposits, and other deposits for certain of the Company's Properties; and

               -    approximately $5.5 million of other deposits.

9.       MORTGAGE NOTES PAYABLE

         As of September 30, 2000, the Company had outstanding mortgage indebtedness of approximately $3.0 billion encumbering 510 of the Properties and one warehouse acquired in the Globe Merger. The carrying value of such Properties (net of accumulated depreciation of $555.0 million) was approximately $4.8 billion. The mortgage note payables are generally due in monthly installments of principal and interest.

         During the nine months ended September 30, 2000 the Company:

               - recorded additional third-party mortgage debt totaling $65.1 million in connection with the consolidation of the Guilford portfolio on January 1, 2000 (see Note 5);

               - repaid the outstanding mortgage balances on sixty-one Properties in the aggregate amount of $119.4 million;

               - obtained new mortgage financing on eleven previously unencumbered properties in the amount of $148.3 million on March 20, 2000;

               - settled on a $100 million forward starting swap and received $7.1 million. This amount is being amortized over the life of the financing for the eleven previously unencumbered Properties that occurred on March 20, 2000;

               - obtained new mortgage financings on twenty-one previously unencumbered properties in the amount of $220 million on June 26, 2000. These mortgage loans were assumed by the joint ventures that closed on June 30, 2000 (see Note 6);

               - assumed mortgage debt on six properties in the amount of $38.4 million in connection with their acquisitions; and

               - obtained approximately $88.3 million in construction loan commitments on two properties, of which $20.7 million was currently outstanding.

         As of September 30, 2000, scheduled maturities for the Company's outstanding mortgage indebtedness are at various dates through October 1, 2033. The interest rate range on the Company's mortgage debt was 4.00% to 10.67% at September 30, 2000. During the nine months ended September 30, 2000, the weighted average interest rate on the Company's mortgage debt was 6.85%.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

10.      NOTES

         The following tables summarize the Company's unsecured note balances and certain interest rate and maturity date information as of and for the nine months ended September 30, 2000:

                                                                                       WEIGHTED
            SEPTEMBER 30, 2000             NET PRINCIPAL           INTEREST RATE        AVERAGE           MATURITY
          (AMOUNTS IN THOUSANDS)              BALANCE                 RANGES         INTEREST RATE       DATE RANGES
---------------------------------------------------------------------------------------------------------------------
Fixed Rate Public Notes                        $ 1,893,538         6.150% - 9.375%        7.07%          2000 - 2026
Floating Rate Public Notes                          99,800               (1)              7.26%             2003
Fixed Rate Tax-Exempt Bonds                        127,780         4.750% - 5.200%        5.08%          2024 - 2029
                                               -----------                                -----

Totals                                         $ 2,121,118                                6.96%
                                               ===========                                =====

         (1) As of September 30, 2000, floating rate public notes consisted of one note. The interest rate on this note was LIBOR (reset quarterly) plus a spread (reset annually in August) equal to 0.65% at September 30, 2000.

         During the nine months ended September 30, 2000 the Company:

              - assumed $39.9 million of fixed rate public notes in the Globe Merger;

              - paid off at maturity fixed rate 7.25% public notes of $55.0 million;

              - paid off at maturity fixed rate 6.15% public notes of $145.0 million; and

              - paid off $8.0 million in fixed rate public notes assumed in the Globe Merger.

         As of September 30, 2000, the Company had outstanding unsecured notes of approximately $2.1 billion net of a $3.9 million discount and including a $5.5 million premium.

         As of September 30, 2000, the remaining unamortized balance of deferred settlement receipts and payments from treasury locks and interest rate protection agreements was $9.0 million and $2.5 million, respectively.

11.      LINES OF CREDIT

         The Company has a revolving credit facility with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers to provide the Operating Partnership with potential borrowings of up to $700.0 million. As of September 30, 2000, no amounts were outstanding under this facility and $51.3 million was restricted on this line of credit. During the nine months ended September 30, 2000, the weighted average interest rate on this revolving credit facility was 6.58%.

         In connection with the Globe Merger, the Company assumed a second revolving credit facility with Fifth Third Bank to provide the Operating Partnership with potential borrowings of up to $55.0 million. As of September 30, 2000, $33.6 million was outstanding under this facility. From the period July 11, 2000 (Globe Merger date) through September 30, 2000, the weighted average interest rate on this revolving credit facility was 8.78%.

12.      CALCULATION OF NET INCOME PER WEIGHTED AVERAGE COMMON SHARE

         The following tables set forth the computation of net income per share
- basic and net income per share - diluted.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                            NINE MONTHS ENDED            QUARTER ENDED
                                                               SEPTEMBER 30,             SEPTEMBER 30,
                                                           ---------------------    ----------------------
                                                             2000        1999          2000        1999
                                                          ---------    ---------    ---------    ---------
                                                          (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
NUMERATOR:
Income before gain on disposition of properties, net,
 extraordinary item, allocation to Minority Interests,
 provision for income taxes and preferred distributions   $ 290,850    $ 243,797    $ 105,729    $  84,423

Allocation to Minority Interests:
  Operating Partnership                                     (35,825)     (21,554)     (16,693)      (7,040)
  Partially Owned Properties                                    145         --            (12)        --
Provision for income taxes                                     (518)        --           (518)        --
Preferred distributions                                     (83,597)     (85,118)     (27,943)     (28,007)
                                                          ---------    ---------    ---------    ---------
Income before gain on disposition of properties, net
 and extraordinary item                                     171,055      137,125       60,563       49,376

Gain on disposition of properties, net                      205,121       64,315      117,469       18,508
Loss on early extinguishment of debt                           --           (451)        --           --
                                                          ---------    ---------    ---------    ---------
Numerator for net income per share - basic                  376,176      200,989      178,032       67,884

Effect of dilutive securities:
  Allocation to Minority Interests -
    Operating Partnership                                    35,825       21,554       16,693        7,040
  Distributions on convertible preferred shares/units         9,713         --          7,576         --
                                                          ---------    ---------    ---------    ---------
Numerator for net income per share - diluted              $ 421,714    $ 222,543    $ 202,301    $  74,924
                                                          =========    =========    =========    =========
DENOMINATOR:
Denominator for net income per share - basic                129,435      120,621      131,412      122,312

Effect of dilutive securities:
  Dilution for assumed exercise of stock options                721          714          985          660
  OP Units                                                   12,383       12,869       12,320       12,681
  Convertible preferred shares/units                          3,967         --          7,777         --
                                                          ---------    ---------    ---------    ---------
Denominator for net income per share - diluted              146,506      134,204      152,494      135,653
                                                          =========    =========    =========    =========
Net income per share - basic                              $    2.91    $    1.67    $    1.35    $    0.56
                                                          =========    =========    =========    =========
Net income per share - diluted                            $    2.88    $    1.66    $    1.33    $    0.55
                                                          =========    =========    =========    =========

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED            QUARTER ENDED
                                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                                          -------------------------- --------------------------
                                                               2000           1999         2000         1999
                                                          -------------------------- --------------------------
                                                             (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
NET INCOME PER SHARE - BASIC:
Income before gain on disposition of properties, net
  and extraordinary item per share - basic                     $ 1.46        $ 1.19       $ 0.53        $ 0.42
Gain on disposition of properties, net                           1.45          0.48         0.82          0.14
Loss on early extinguishment of debt                               -             -            -             -
                                                          ------------   ----------- ------------   -----------

Net income per share - basic                                   $ 2.91        $ 1.67       $ 1.35        $ 0.56
                                                          ============   =========== ============   ===========

NET INCOME PER SHARE - DILUTED:
Income before gain on disposition of properties, net
  and extraordinary item per share - diluted                   $ 1.48        $ 1.18       $ 0.56        $ 0.42
Gain on disposition of properties, net                           1.40          0.48         0.77          0.13
Loss on early extinguishment of debt                                -             -            -             -
                                                          ------------   ----------- ------------   -----------

Net income per share - diluted                                 $ 2.88        $ 1.66       $ 1.33        $ 0.55
                                                          ============   =========== ============   ===========

CONVERTIBLE PREFERRED SHARES AND JUNIOR CONVERTIBLE PREFERENCE UNITS THAT COULD BE CONVERTED INTO 5,402,699 AND 12,357,124 WEIGHTED AVERAGE COMMON SHARES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999, RESPECTIVELY, AND 0 AND 11,365,744 WEIGHTED AVERAGE COMMON SHARES FOR THE QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999, RESPECTIVELY, WERE OUTSTANDING BUT WERE NOT INCLUDED IN THE COMPUTATION OF DILUTED EARNINGS PER SHARE BECAUSE THE EFFECTS WOULD BE ANTI-DILUTIVE.


13.      COMMITMENTS AND CONTINGENCIES

         The Company, as an owner of real estate, is subject to various Federal, state and local environmental laws and regulations. Compliance by the Company with existing laws has not had a material adverse effect on the Company's financial condition and results of operations. However, the Company cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

         The Company does not believe there is any litigation pending or threatened against the Company other than routine litigation arising out of the ordinary course of business, the costs and expenses of most of which is expected to be covered by liability insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

         In regards to the funding of Properties in the development and/or earnout stage and the joint venture agreements with two multifamily residential real estate developers, the Company funded a total of $103.3 million during the nine months ended September 30, 2000. During the remainder of 2000, the Company expects to fund approximately $55.4 million in connection with these Properties. In connection with one joint venture agreement, the Company has an obligation to fund up to an additional $17.5 million to guarantee third party construction financing.

         Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Company had agreed to purchase up to 1,000,000 shares of WRP Newco Series A

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Preferred at $25.00 per share on a standby basis over a three-year period ending on May 30, 2000. This agreement was terminated on May 5, 2000, and, as such, the Company has no further obligations under this agreement.

         In connection with the Wellsford Merger, the Company provided a $14.8 million credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of September 30, 2000, this enhancement was still in effect.

         Pursuant to the terms of a capital investment in Constellation Real Technologies, LLC ("Constellation"), the Company has a funding commitment of $12.3 million as of September 30, 2000. Constellation's primary objectives will be to serve as incubator for real estate technology companies and to provide a platform for pooling of its investor's purchasing power. The Company's current equity ownership interest in Constellation is 9.999% as of September 30, 2000.

14.      REPORTABLE SEGMENTS

         The following tables set forth the reconciliation of net income and total assets for the Company's reportable segments for the nine months and quarter ended September 30, 2000 and net income for the nine months and quarter ended September 30, 1999.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

              NINE MONTHS ENDED SEPTEMBER 30, 2000                        RENTAL REAL      CORPORATE/
                     (AMOUNTS IN THOUSANDS)                               ESTATE (1)        OTHER (2)        CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------
Rental income                                                            $ 1,454,958       $        -        $ 1,454,958
Fee and asset management income                                                    -            4,711              4,711
Furniture income                                                                   -           14,228             14,228
Property and maintenance expense                                            (368,291)               -           (368,291)
Real estate tax and insurance expense                                       (141,830)               -           (141,830)
Property management expense                                                  (56,204)               -            (56,204)
Fee and asset management expense                                                   -           (3,647)            (3,647)
Furniture operating costs                                                          -           (9,505)            (9,505)
                                                                         -----------       ----------        -----------
Net operating income                                                         888,633            5,787            894,420

Interest income - investment in mortgage notes                                     -            8,282              8,282
Income from investments in unconsolidated joint ventures                           -           14,589             14,589
Interest and other income                                                          -           19,009             19,009
Depreciation expense on non-real estate assets                                     -           (5,830)            (5,830)
Interest expense:
 Expense incurred                                                                  -         (285,337)          (285,337)
 Amortization of deferred financing costs                                          -           (4,063)            (4,063)
General and administrative expense                                                 -          (19,439)           (19,439)
Amortization of goodwill and other intangibles                                     -             (767)              (767)
Allocation to Minority Interests - Partially Owned Properties                      -              145                145
Provision for income taxes                                                         -             (518)              (518)
Preferred distributions                                                            -          (83,597)           (83,597)
Adjustment for depreciation expense related to Unconsolidated
 and Partially Owned Properties                                                    -             (193)              (193)
                                                                         -----------       ----------        -----------

Funds from operations available to Common Shares and OP Units                888,633         (351,932)           536,701


Depreciation expense on real estate assets                                  (330,014)               -           (330,014)
Gain on disposition of properties, net                                       205,121                -            205,121
Allocation to Minority Interests - Operating Partnership                           -          (35,825)           (35,825)
Adjustment for depreciation expense related to Unconsolidated
 and Partially Owned Properties                                                    -              193                193
                                                                         -----------       ----------        -----------
Net income available to Common Shares                                   $    763,740      $  (387,564)       $   376,176
                                                                        ============      ===========        ===========
Investment in real estate, net of accumulated Depreciation              $ 10,580,070      $    16,388        $10,596,458
                                                                        ================================================
Total assets                                                            $ 10,804,623      $ 1,016,239        $11,820,862
                                                                        ================================================

                                       18

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

              NINE MONTHS ENDED SEPTEMBER 30, 1999                          RENTAL REAL    CORPORATE/
                     (AMOUNTS IN THOUSANDS)                                 ESTATE (1)     OTHER (2)     CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------
Rental income                                                              $ 1,243,958     $     --      $ 1,243,958
Fee and asset management income                                                   --            3,432          3,432
Property and maintenance expense                                              (300,798)          --         (300,798)
Real estate tax and insurance expense                                         (126,304)          --         (126,304)
Property management expense                                                    (42,817)          --          (42,817)
Fee and asset management expense                                                  --           (2,301)        (2,301)
                                                                           -----------------------------------------
Net operating income                                                           774,039          1,131        775,170

Interest income - investment in mortgage notes                                    --            8,502          8,502
Income from investments in unconsolidated joint ventures                          --            7,042          7,042
Interest and other income                                                         --           10,613         10,613
Depreciation expense on non-real estate assets                                    --           (5,125)        (5,125)
Interest expense:
 Expense incurred                                                                 --         (241,516)      (241,516)
 Amortization of deferred financing costs                                         --           (2,773)        (2,773)
General and administrative expense                                                --          (15,736)       (15,736)
Preferred distributions                                                           --          (85,118)       (85,118)
Adjustment for depreciation expense related to Unconsolidated Properties          --              710            710
                                                                           -----------------------------------------
Funds from operations available to Common Shares
 and OP Units                                                                  774,039       (322,270)       451,769

Depreciation expense on real estate assets                                    (292,380)          --         (292,380)
Gain on disposition of properties, net                                          64,315           --           64,315
Loss on early extinguishment of debt                                              --             (451)          (451)
Allocation to Minority Interests - Operating Partnership                          --          (21,554)       (21,554)
Adjustment for depreciation expense related to Unconsolidated Properties          --             (710)          (710)
                                                                           -----------------------------------------
Net income available to Common Shares                                      $   545,974    $  (344,985)   $   200,989
                                                                           =========================================

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

              QUARTER ENDED SEPTEMBER 30, 2000                 RENTAL REAL   CORPORATE/
                     (AMOUNTS IN THOUSANDS)                     ESTATE (1)    OTHER (2)  CONSOLIDATED
-----------------------------------------------------------------------------------------------------
Rental income                                                   $ 502,218    $    --      $ 502,218
Fee and asset management income                                      --          1,876        1,876
Furniture income                                                                14,228       14,228
Property and maintenance expense                                 (140,446)        --       (140,446)
Real estate tax and insurance expense                             (46,829)        --        (46,829)
Property management expense                                       (18,444)        --        (18,444)
Fee and asset management expense                                     --         (1,545)      (1,545)
Furniture operating costs                                            --         (9,505)      (9,505)
                                                                ------------------------------------
Net operating income                                              296,499        5,054      301,553

Interest income - investment in mortgage notes                       --          2,783        2,783
Income from investments in unconsolidated joint ventures             --          5,525        5,525
Interest and other income                                            --         10,624       10,624
Depreciation expense on non-real estate assets                       --         (2,673)      (2,673)
Interest expense:
 Expense incurred                                                    --        (95,074)     (95,074)
 Amortization of deferred financing costs                            --         (1,360)      (1,360)
General and administrative expense                                   --         (6,223)      (6,223)
Amortization of goodwill and other intangibles                       --           (767)        (767)
Allocation to Minority Interests - Partially Owned Properties
                                                                     --            (12)         (12)
Provision for income taxes                                           --           (518)        (518)
Preferred distributions                                              --        (27,943)     (27,943)
Adjustment for depreciation expense related to Unconsolidated
  and Partially Owned Properties                                     --            298          298
                                                                ------------------------------------
Funds from operations available to Common Shares and OP Units     296,499     (110,286)     186,213

Depreciation expense on real estate assets                       (108,659)        --       (108,659)
Gain on disposition of properties, net                            117,469         --        117,469
Allocation to Minority Interests - Operating Partnership             --        (16,693)     (16,693)
Adjustment for depreciation expense related to Unconsolidated
  and Partially Owned Properties                                     --           (298)        (298)
                                                                ------------------------------------
Net income available to Common Shares                           $ 305,309    $(127,277)   $ 178,032
                                                                ====================================

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

              QUARTER ENDED SEPTEMBER 30, 1999             RENTAL REAL   CORPORATE/
                     (AMOUNTS IN THOUSANDS)                ESTATE (1)    OTHER (2)   CONSOLIDATED
-------------------------------------------------------------------------------------------------
Rental income                                              $ 424,780    $    --      $ 424,780
Fee and asset management income                                 --          1,018        1,018
Property and maintenance expense                            (103,933)        --       (103,933)
Real estate tax and insurance expense                        (41,789)        --        (41,789)
Property management expense                                  (14,844)        --        (14,844)
Fee and asset management expense                                --           (677)        (677)
                                                           ------------------------------------
Net operating income                                         264,214          341      264,555

Interest income - investment in mortgage notes                  --          2,858        2,858
Income from investments in unconsolidated joint ventures        --          2,691        2,691
Interest and other income                                       --          3,841        3,841
Depreciation expense on non-real estate assets                  --         (1,702)      (1,702)
Interest expense:
 Expense incurred                                               --        (83,017)     (83,017)
 Amortization of deferred financing costs                       --         (1,112)      (1,112)
General and administrative expense                              --         (5,022)      (5,022)
Preferred distributions                                         --        (28,007)     (28,007)
Adjustment for depreciation expense related to
 Unconsolidated Properties                                      --            159          159
                                                           ------------------------------------
Funds from operations available to Common Shares
 and OP Units                                                264,214     (108,970)     155,244

Depreciation expense on real estate assets                   (98,669)        --        (98,669)
Gain on disposition of properties, net                        18,508         --         18,508
Allocation to Minority Interests - Operating Partnership        --         (7,040)      (7,040)
Adjustment for depreciation expense related to
 Unconsolidated Properties                                      --           (159)        (159)
                                                           ------------------------------------
Net income available to Common Shares                      $ 184,053    $(116,169)   $  67,884
                                                           ====================================

(1) The Company's primary reportable business segment is owning, managing, and operating multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to tenants.

(2) The Company has a segment for corporate level activity including such items as fee and asset management activity, furniture rental/sales activity, interest income earned on short-term investments and investment in mortgage notes, income earned from investments in unconsolidated joint ventures, general and administrative expenses and interest expense on mortgage notes payable, unsecured notes and lines of credit. The Company's fee and asset management and furniture rental/sales activities are immaterial and do not meet the threshold requirements of reportable segments as provided for in Statement No. 131. Interest expense on debt is not allocated to individual Properties, even if the Properties secure such debt. Further, income allocated to Minority Interests is not allocated to the Properties.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

15.      SUBSEQUENT EVENTS

         Subsequent to September 30, 2000 and through November 3, 2000, the Company disposed of the seventeen properties listed below to unaffiliated parties. A portion of these proceeds were used to pay off mortgage debt on one property approximating $9.1 million. The purchaser assumed the mortgage debt on two of these properties totaling $1.6 million.

-------------------------------------------------------------------------------------------------------------------
                                                                                                       DISPOSITION
 DATE                                                                                  NUMBER             PRICE
DISPOSED          PROPERTY                         LOCATION                           OF UNITS        (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------
   10/02/00       Villa Serenas                    Tucson, AZ                            611             $ 20,850
   10/03/00       Camellia Court                   Carrollton, KY                         55                1,550
   10/03/00       Millston I, II & III             Aberdeen, OH                           93                1,194
   10/03/00       Springwood                       Maysville, KY                          54                1,026
   10/03/00       Willowood                        Owensboro, KY                          55                1,200
   10/17/00       Mission Palms                    Tucson, AZ                            360               20,700
   10/19/00       Del Coronado                     Mesa, AZ                              419               23,575
   10/19/00       Rancho Murietta                  Tempe, AZ                             292               17,075
   10/20/00       Crossings at Green Valley        Las Vegas, NV                         384               20,738
   10/20/00       Reflections at the Lake          Las Vegas, NV                         326               19,665
   10/20/00       The Trails                       Las Vegas, NV                         440               29,410
   10/23/00       Augustine Club                   Tallahassee, FL                       222                9,925
   10/23/00       Plantations at Killearn          Tallahassee, FL                       184                9,150
   10/23/00       Woodlake at Killearn             Tallahassee, FL                       352               14,475
   10/25/00       La Valencia                      Mesa, AZ                              361               19,925
   10/25/00       Towne Square                     Chandler, AZ                          584               33,300
   10/31/00       Willow Run                       Willard, OH                            61                1,250
-------------------------------------------------------------------------------------------------------------------
                                                                                       4,853             $245,008
-------------------------------------------------------------------------------------------------------------------

         On October 11, 2000, the Company acquired Waterford at Manderin II, a vacant land parcel located adjacent to Waterford at Manderin Phase I in Jacksonville, FL, from an unaffiliated party for a total purchase price of approximately $0.5 million.

         On October 31, 2000, the Company closed on its acquisition of Grove Property Trust ("Grove"). Grove's portfolio of 60 properties contains 7,308 units located in three New England states. As provided in the Company's merger agreement with Grove, each Grove common share was exchanged for $17.00 (cash) and each Grove operating partnership unit was exchanged for cash in the same amount or 0.3696 units in the Company's Operating Partnership at the option of the holder. As a result, the Company paid approximately $174.0 million in cash and issued approximately 0.3 million OP Units. In addition, the Company assumed approximately $241.4 million in Grove debt, of which $45.8 million was paid off immediately following the close of the merger.

         On November 1, 2000, the Company acquired Centre Club Apartments, a 312-unit multifamily property located in Ontario, CA, from an unaffiliated party for a total purchase price of approximately $31.1 million.

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

         Forward-looking statements in this report are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "expects" and "anticipates" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

         - costs to obtain alternative sources of capital to the Company are higher than anticipated;

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

                               ACQUISITIONS               DISPOSITIONS
                       ------------------------------------------------------

                        NUMBER OF     NUMBER OF     NUMBER OF      NUMBER OF
          PERIOD        PROPERTIES      UNITS       PROPERTIES       UNITS
-----------------------------------------------------------------------------
           1999            366         35,450           36           7,886
       YTD 9/30/00          18          2,738           27           6,977


         The Company's overall results of operations for the nine months ended September 30, 2000 and 1999 have been significantly impacted by the Company's acquisition and disposition activity, including the Globe Merger. The significant changes in rental revenues, property and maintenance expenses, real estate taxes and insurance, depreciation expense, property management and interest expense can primarily be attributed to the acquisition of the 1999 Acquired Properties, the 2000 Acquired

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Properties and the Globe Merger, partially offset by the disposition of the 1999 Disposed Properties and the 2000 Disposed Properties.

         Properties that the Company owned for all of both the nine-month periods ended September 30, 2000 and September 30, 1999 (the "Nine-Month 2000 Same Store Properties"), which represented 163,368 units, also impacted the Company's results of operations. Properties that the Company owned for all of both the quarters ended September 30, 2000 and September 30, 1999 (the "Third-Quarter 2000 Same Store Properties"), which represented 167,740 units, also impacted the Company's results of operations. Both the Nine-Month 2000 Same Store Properties and Third-Quarter 2000 Same Store Properties are discussed in the following paragraphs.

         COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         For the nine months ended September 30, 2000, income before gain on disposition of properties, net, extraordinary item, allocation to Minority Interests and provision for income taxes increased by approximately $47.1 million when compared to the nine months ended September 30, 1999. This increase was primarily due to the acquisition of the 1999 Acquired Properties, the 2000 Acquired Properties and the Globe Merger, as well as increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, interest expense and general and administrative expenses.

         In regard to the Nine-Month 2000 Same Store Properties, total revenues increased by approximately $47.5 million to $1.1 billion or 4.34% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $9.0 million or 2.22%. This increase was primarily the result of higher expenses for on-site compensation costs and an increase in real estate taxes on certain properties, but was partially offset by lower leasing and advertising, administrative, maintenance, building and insurance costs.

         Property management represents expenses associated with the self-management of the Company's Properties. These expenses increased by approximately $13.4 million primarily due to the operations of the property management business obtained through the LFT Merger and a current year compensation charge associated with the issuance of restricted shares to our property management personnel.

         Fee and asset management revenues and fee and asset management expenses are associated with the management of Unconsolidated Properties. These revenues increased by approximately $1.3 million, but were offset by an increase in expenses of approximately $1.3 million when compared to the nine months ended September 30, 1999.

         Interest expense, including amortization of deferred financing costs, increased by approximately $45.1 million. This increase was primarily the result of a $661.7 million increase in the Company's average indebtedness outstanding. The effective interest cost on all of the Company's indebtedness for the nine months ended September 30, 2000 was 7.23% as compared to 6.97% for the nine months ended September 30, 1999.

         General and administrative expenses, which include corporate operating expenses, increased approximately $3.7 million between the periods under comparison. This increase was primarily due to

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

recording higher compensation expense associated with the issuance of restricted shares. These expenses as a percentage of total revenues were 1.28% for the nine months ended September 30, 2000 compared to 1.24% of total revenues for the nine months ended September 30, 1999.

         COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2000 TO QUARTER ENDED SEPTEMBER 30, 1999

         For the quarter ended September 30, 2000, income before gain on disposition of properties, net, extraordinary item, allocation to Minority Interests and provision for income taxes increased by approximately $21.3 million when compared to the quarter ended September 30, 1999. This increase was primarily due to the acquisition of the 1999 Acquired Properties, the 2000 Acquired Properties and the Globe Merger, as well as increases in rental revenues net of increases in property and maintenance expenses, real estate taxes and insurance, property management expenses, depreciation expense, interest expense and general and administrative expenses.

         In regard to the Third-Quarter 2000 Same Store Properties, total revenues increased by approximately $19.4 million or 5.12% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $4.5 million or 3.12%. This increase was primarily the result of higher expenses for on-site compensation costs and an increase in real estate taxes on certain properties, but was partially offset by lower leasing and advertising, administrative, maintenance and insurance costs.

         Property management represents expenses associated with the self-management of the Company's Properties. These expenses increased by approximately $3.6 million primarily due to the operations of the property management business obtained through the LFT Merger and a current year compensation charge associated with the issuance of restricted shares to our property management personnel.

         Fee and asset management revenues and fee and asset management expenses are associated with the management of Unconsolidated Properties. These revenues increased by approximately $0.9 million, but were offset by an increase in expenses of approximately $0.9 million when compared to the quarter ended September 30, 1999.

         Interest expense, including amortization of deferred financing costs, increased by approximately $12.3 million. This increase was primarily the result of a $491.4 million increase in the Company's average indebtedness outstanding. The effective interest cost on all of the Company's indebtedness for the quarter ended September 30, 2000 was 7.25% as compared to 6.95% for the quarter ended September 30, 1999.

         General and administrative expenses, which include corporate operating expenses, increased approximately $1.2 million between the periods under comparison. This increase was primarily due to recording higher compensation expense associated with the issuance of restricted shares. These expenses as a percentage of total revenues were 1.16% for the quarter ended September 30, 2000 compared to 1.15% of total revenues for the quarter ended September 30, 1999.

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

million was restricted. After taking into effect the various transactions discussed in the following paragraphs, the Company's cash and cash equivalents balance at September 30, 2000 was approximately $56.2 million and the amount available on the Company's lines of credit was $721.4 million, of which $51.3 million was restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash (used for) investing activities and net cash (used for) financing activities, all of which are presented in the Company's Statements of Cash Flows.

         Part of the Company's strategy in funding the purchase of multifamily properties, funding its Properties in the development and/or earnout stage and the funding of the Company's investment in two joint ventures with multifamily real estate developers is to utilize its lines of credit and to subsequently repay the lines of credit from the disposition of Properties or the issuance of additional equity or debt securities. Utilizing this strategy during the first nine months of 2000, the Company:

         - obtained new mortgage financing on eleven previously unencumbered properties and received net proceeds of $147.7 million;

         - disposed of thirty properties (including the sale of the Company's entire interest in three Unconsolidated Properties) and received net proceeds of $360.4 million;

         - sold and/or contributed twenty-one properties to two separate joint ventures and received net proceeds of $60.5 million;

         - issued approximately 0.9 million Common Shares and received net proceeds of $24.9 million;

         - issued the Series B, C, D and E Cumulative Convertible Redeemable Preference Units and received net proceeds of $133.6 million; and

         - obtained new mortgage financing on twenty-one previously unencumbered properties and received net proceeds of $217.2 million.

         All of these proceeds were utilized to either:

         -    repay the lines of credit;

         - repay mortgage indebtedness on certain Properties and/or repay unsecured notes;

         - provide funding for properties in the development and/or earnout stage including properties subject to the joint venture agreements; and/or

         -    purchase additional properties.

         During the nine months ended September 30, 2000, the Company:

         -    repaid four unsecured notes totaling $208.0 million;

         - repaid approximately $119.4 million of mortgage indebtedness on sixty-one Properties;

         - settled on a $100 million interest rate protection agreement and received approximately $7.1 million in connection therewith. This amount is being amortized over the life of the financing for the eleven previously unencumbered Properties that occurred on March 20, 2000;

         - funded $103.3 million related to the development, earnout and joint venture agreements;

         - purchased eighteen Properties for a total purchase price of approximately $257.0 million;

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

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         As of September 30, 2000, the Company had total indebtedness of approximately $5.2 billion, which included mortgage indebtedness of $3.0 billion (including premiums of $2.6 million), of which $836.6 million represented tax-exempt bond indebtedness, and unsecured debt of $2.1 billion (including net discounts and premiums in the amount of $1.6 million), of which $127.8 million represented tax-exempt bond indebtedness.

         Subsequent to September 30, 2000 and through November 6, 2000, the
Company:

         - repaid and/or the purchaser assumed the outstanding mortgage balance on three Properties totaling approximately $10.6 million;

         - disposed of seventeen properties for a total sales price of $245.0 million;

         - acquired one property containing 312 units and a vacant land parcel for a total purchase price of approximately $31.6 million; and

         - acquired Grove for cash of approximately $174.0 million and assumed approximately $241.4 million in Grove debt, of which $45.8 million was paid off immediately following the close of the merger.

         During the remainder of 2000, the Company expects to fund $55.4 million related to the development, earnout and joint venture agreements. In connection with one joint venture agreement, the Company has an obligation to fund up to an additional $17.5 million to guarantee third party construction financing.

         The Company has a policy of capitalizing expenditures made for new real estate assets, including newly acquired properties and the costs associated with placing these assets into service. Expenditures for improvements and renovations to real estate that significantly enhance the value of existing assets or substantially extend the useful life of an asset are also capitalized. Expenditures for in-the-unit replacement-type items such as appliances, draperies, carpeting and floor coverings, mechanical equipment and certain furniture and fixtures are also capitalized. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. With respect to acquired properties, the Company has determined that it generally spends $1,000 per unit during its first three years of ownership to fully improve and enhance these properties to meet the Company's standards. In regard to replacement-type items described above, the Company generally expects to spend $250 per unit on an annual recurring basis.

         During the nine months ended September 30, 2000, the Company's total improvements to real estate approximated $100.3 million. Of this amount, approximately $24.8 million, or $254 per unit, related to capital improvements and major repairs for the 1998, 1999 and 2000 Acquired Properties. Capital improvements and major repairs for all of the Company's pre-EQR IPO properties and 1993, 1994, 1995, 1996 and 1997 Acquired Properties approximated $25.5 million, or $227 per unit. Capital spent for replacement-type items approximated $42.5 million, or $202 per unit. In addition, approximately $5.3 million was spent on eight specific assets related to major renovations and repositioning of these assets. Also included in total improvements to real estate was approximately $0.7 million spent on commercial/other assets, $1.4 million spent on the Partially Owned Properties and $0.1 million spent on properties that were sold prior to 2000. Such improvements to real estate were primarily funded from working capital reserves and from net cash provided by operating activities. Total improvements to real estate for the remaining portion of 2000 are estimated to be approximately $16.4 million.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company, through it's Globe subsidiary, has a policy for capitalizing expenditures made for rental furniture and property and equipment, including new acquisitions and the costs associated with placing these assets into service. Globe purchases furniture to replace furniture that has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. Expenditures for property and equipment that significantly enhance the value of existing assets or substantially extend the useful life of an asset are capitalized. Expenditures for ordinary maintenance and repairs related to property and equipment are expensed as incurred. For the period July 11, 2000 through September 30, 2000, total additions to rental furniture and property and equipment approximated $7.5 million and $0.4 million, respectively. Such additions to rental furniture and property and equipment were primarily funded from working capital reserves and from net cash provided by operating activities. Total additions to rental furniture and property and equipment for the remaining portion of 2000 are estimated to be approximately $6.4 million.

         Also included in total capital expenditures was approximately $3.9 million expended for non-real estate additions such as computer software, computer equipment, and furniture and fixtures and leasehold improvements for the Company's property management offices and its corporate headquarters. Such additions to non-real estate property were primarily funded from working capital reserves and from net cash provided by operating activities. Total additions to non-real estate property for the remaining portion of 2000 are estimated to be approximately $1.3 million.

         Minority Interests as of September 30, 2000 increased by $135.5 million when compared to December 31, 1999. The primary factors that contributed to changes in the book value of Minority Interests during the nine months ended September 30, 2000 were:

         - distributions declared to Minority Interests, which amounted to $28.8 million for the nine months (excluding preference unit/interest distributions);

         - the allocation of income from operations in the amount of $35.8 million;

         - the allocation of Minority Interests from Partially Owned Properties in the amount of $2.9 million;

         -    the conversion of OP Units into Common Shares; and

         - the issuance of Common Shares, OP Units and Preference Interests during the nine months ended September 30, 2000.

         Total distributions paid in October 2000 amounted to approximately $141.5 million, which included distributions declared for the quarter ended September 30, 2000.

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

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company has a revolving credit facility with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers to provide the Operating Partnership with potential borrowings of up to $700 million. As of November 6, 2000, $250 million was outstanding under this facility at a weighted average interest rate of 7.06%.

         In connection with the Globe Merger, the Company assumed a revolving credit facility with Fifth Third Bank with potential borrowings of up to $55.0 million. This line of credit matures on May 31, 2003. As of November 6, 2000, $42.2 million was outstanding under this facility at a weighted average interest rate of 8.92%.

         In connection with the Wellsford Merger, the Company provided a $14.8 million credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of November 6, 2000, this enhancement was still in effect.

         Pursuant to the terms of a capital investment in Constellation Real Technologies, LLC ("Constellation"), the Company has a funding commitment of $12.3 million as of September 30, 2000. Constellation's primary objectives will be to serve as incubator for real estate technology companies and to provide a platform for pooling of its investor's purchasing power. The Company's current equity ownership interest in Constellation is 9.999% as of November 6, 2000.

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

FUNDS FROM OPERATIONS

         Funds from Operations ("FFO") represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States (("GAAP")), excluding gains or losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. This definition of FFO is in accordance with the National Association of Real Estate Investment Trust's ("NAREIT") recommended definition. NAREIT modified this definition effective January 1, 2000. However, as a result of this modification, no changes were required to the Company's calculation of FFO for either the current or prior periods presented.

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

         FFO per share and OP Unit is presented giving affect to the Statement of Financial Accounting Standards No. 128 "Earnings Per Share".

         For the nine months ended September 30, 2000, FFO available to Common Shares and OP Units increased by $84.9 million, or 18.8%, and FFO per share and OP Unit - diluted increased by $0.39, or 11.7%, when compared to the nine months ended September 30, 1999.

         For the quarter ended September 30, 2000, FFO available to Common Shares and OP Units increased by $31.0 million, or 19.9%, and FFO per share and OP Unit - diluted increased by $0.14, or 12.4%, when compared to the quarter ended September 30, 1999.

         The following is a reconciliation of net income to FFO available to Common Shares and OP Units for the nine months and quarters ended September 30, 2000 and 1999:

                                                                      NINE MONTHS ENDED         QUARTER ENDED
                                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                                  -------------------------------------------------
                                                                      2000        1999        2000         1999
                                                                  -------------------------------------------------
                                                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND
                                                                                 OP UNIT AMOUNTS)
STATEMENTS OF FUNDS FROM OPERATIONS

Net income                                                        $ 459,773    $ 286,107    $ 205,975    $  95,891

Adjustments:
  Allocation to Minority Interests - Operating Partnership           35,825       21,554       16,693        7,040
  Depreciation on real estate assets*                               329,821      293,090      108,957       98,828
  Loss on early extinguishment of debt                                 --            451         --           --
  Gain on disposition of properties, net                           (205,121)     (64,315)    (117,469)     (18,508
                                                                  ---------    ---------    ---------    ---------)
FFO                                                                 620,298      536,887      214,156      183,251

Preferred distributions                                             (83,597)     (85,118)     (27,943)     (28,007)
                                                                  ---------    ---------    ---------    ---------

FFO available to Common Shares and OP Units                       $ 536,701    $ 451,769    $ 186,213    $ 155,244
                                                                  =========    =========    =========    =========

FFO per share and OP Unit - basic                                 $    3.78    $    3.38    $    1.30    $    1.15
                                                                  =========    =========    =========    =========

FFO per share and OP Unit - diluted                               $    3.71    $    3.32    $    1.27    $    1.13
                                                                  =========    =========    =========    =========

Weighted average Common Shares and OP Units outstanding - basic     141,817      133,490      143,732      134,993
                                                                  =========    =========    =========    =========



* INCLUDES $890 AND $710 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999, RESPECTIVELY, AND $680 AND $159 FOR THE QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999, RESPECTIVELY, RELATED TO THE COMPANY'S SHARE OF DEPRECIATION FROM UNCONSOLIDATED PROPERTIES. EXCLUDES $1,083 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND $382 FOR THE QUARTER ENDED SEPTEMBER 30, 2000 RELATED TO THE MINORITY INTERESTS' SHARE OF DEPRECIATION FROM PARTIALLY OWNED PROPERTIES.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)     Exhibits:

12      Computation of Ratio of Earnings to Fixed Charges
27      Financial Data Schedule

(B)     Reports on Form 8-K:

A Report on Form 8-K dated September 12, 2000 and filed on September 13, 2000, disclosing additional financial information of Globe as of June 30, 2000 and for the four-month period then ended.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       EQUITY RESIDENTIAL PROPERTIES TRUST

Date: November 13, 2000        By: /s/            BRUCE C. STROHM
      -----------------              ------------------------------------------
                                                 Bruce C. Strohm
                                      Executive Vice President, General Counsel
                                                 and Secretary

Date: November 13, 2000        By: /s/            MICHAEL J. MCHUGH
      -----------------              ------------------------------------------
                                                 Michael J. McHugh
                                      Executive Vice President, Chief Accounting
                                                Officer and Treasurer