Form 10-K
period 2000-12-31
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 2001-02-20
CIK 906107

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended DECEMBER 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting and non-voting shares held by non-affiliates of the Registrant was approximately $6.9 billion based upon the closing price on February 6, 2001 of $51.80 using beneficial ownership of shares rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting shares owned by Trustees and Officers, some of whom may not be held to be affiliates upon judicial determination.

At February 1, 2001, 132,790,407 of the Registrant's Common Shares of Beneficial Interest were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information to be contained in the Company's definitive proxy statement, which the Company anticipates will be filed no later than April 30, 2001, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

                       EQUITY RESIDENTIAL PROPERTIES TRUST

                                TABLE OF CONTENTS



                                                                                       PAGE
                                                                                       ----
PART I.

         Item 1.      Business                                                           4
         Item 2.      The Properties                                                    26
         Item 3.      Legal Proceedings                                                 30
         Item 4.      Submission of Matters to a Vote of Security Holders               30

PART II.

         Item 5.      Market for Registrant's Common Equity and Related
                      Shareholder Matters                                               30
         Item 6.      Selected Financial Data                                           30
         Item 7.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                         33
         Item 7A.     Quantitative and Qualitative Disclosure about Market Risk         43
         Item 8.      Financial Statements and Supplementary Data                       43
         Item 9.      Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure                                              43

PART III.

         Item 10.     Trustees and Executive Officers of the Registrant                 43
         Item 11.     Executive Compensation                                            43
         Item 12.     Security Ownership of Certain Beneficial Owners and Management    43
         Item 13.     Certain Relationships and Related Transactions                    43

PART IV.

         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K       44


                                 PART I

ITEM 1.  BUSINESS

GENERAL

         Equity Residential Properties Trust ("EQR") is a self-administered and self-managed equity real estate investment trust ("REIT"). EQR was organized in March 1993 and commenced operations on August 18, 1993 upon completion of its initial public offering (the "EQR IPO") of 13,225,000 common shares of beneficial interest, $0.01 par value per share ("Common Shares"). EQR was formed to continue the multifamily property business objectives and acquisition strategies of certain affiliated entities controlled by Mr. Samuel Zell, Chairman of the Board of Trustees of EQR. These entities had been engaged in the acquisition, ownership and operation of multifamily residential properties since 1969. As used herein, the term "Company" includes EQR and those entities owned or controlled by it, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger"), Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger"), Merry Land & Investment Company, Inc. ("MRY") (the "MRY Merger") and Lexford Residential Trust ("LFT") ("the LFT Merger") (collectively, the "Mergers"). The term "Company" also includes Globe Business Resources, Inc. ("Globe"), Temporary Quarters, Inc. ("TQ") and Grove Property Trust ("Grove"). The Company has elected to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code").

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

         As of December 31, 2000, the Company owned or had interests in 1,104 multifamily properties containing 227,704 apartment units (individually, a "Property" and collectively, the "Properties") consisting of the following:


                                               NUMBER OF             NUMBER OF
                                               PROPERTIES              UNITS
-------------------------------------------------------------------------------
WHOLLY OWNED PROPERTIES                             998               207,610
PARTIALLY OWNED PROPERTIES                           15                 3,067
UNCONSOLIDATED PROPERTIES                            91                17,027
                                             ----------------------------------
TOTAL PROPERTIES                                  1,104               227,704
                                             ==================================


         The "Partially Owned Properties" are controlled and partially owned by the Company but have partners with minority interests and are accounted for under the consolidation method of accounting. The "Unconsolidated Properties" are partially owned but not controlled by the Company and consist of investments in partnership interests and/or subordinated mortgages that are accounted for under the equity method of accounting

         The Company is one of the largest publicly traded REIT's (based on the aggregate market value of its outstanding Common Shares) and is the largest publicly traded REIT owner of multifamily properties (based on the number of apartment units wholly owned and total revenues earned). The Company's Properties are located in 36 states with it's corporate headquarters located in Chicago, Illinois as well as over thirty management offices throughout The United States.

         The Company has approximately 7,400 employees. An on-site manager, who supervises the on-site employees and is responsible for the day-to-day operations of the Property, directs each of the Company's Properties. A leasing administrator and/or property administrator generally assists the manager. In addition, a maintenance director at each Property supervises a maintenance staff whose responsibilities include a variety of tasks, including responding to service requests, preparing vacant apartments for the next resident and performing preventive maintenance procedures year-round.

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

     - entering into joint ventures related to the ownership of established properties.

     - strategically investing in various businesses that will enhance services for the properties.

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

DEVELOPMENT STRATEGIES

         The Company seeks to make investments towards the development of properties in markets where it discerns strong demand, which will enable it to achieve superior rates of return. The Company's current communities under development and future developments are in markets or will be in markets where certain market demographics justify the development of high quality multifamily communities. In evaluating whether to develop an apartment community in a particular location, the Company analyzes relevant demographic, economic and financial data. Specifically, the Company considers the following factors, among others, in determining the viability of a potential new apartment community:

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

FINANCING STRATEGIES

         The Company intends to maintain a ratio of consolidated debt-to-total market capitalization of 50% or less. At December 31, 2000, the Company had a ratio of approximately 37.8% based on the market value of equity equal to the closing price of the Company's Common Shares on the New York Stock Exchange and assuming conversion of all OP Units plus the liquidation preference of the Company's preferred shares of beneficial interest, $0.01 par value per share ("Preferred Shares") and the Operating Partnership's preference units and interests. It is the Company's policy that all indebtedness (other than short-term trade, employee compensation or similar indebtedness that will be paid in the ordinary course of business) be incurred by the Operating Partnership to the extent necessary to fund the business activities conducted by the Operating Partnership and its subsidiaries.

         The Operating Partnership filed a Form S-3 Registration Statement on August 25, 2000 to register $1 billion of debt securities. The SEC declared this registration statement effective on September 8, 2000. In addition, the Operating Partnership carried over $430 million related to the registration statement effective on February 27, 1998. As of December 31, 2000, $1.43 billion in debt securities remained available for issuance under this registration statement.

         The Company filed with the SEC on February 3, 1998 a Form S-3 Registration Statement to register $1 billion of equity securities. The SEC declared this registration statement effective on February 27, 1998. In addition, the Company carried over $272 million related to the registration statement which was declared effective on August 4, 1997. As of December 31, 2000, $1.1 billion in equity securities remained available for issuance under this registration statement.

EQUITY OFFERINGS FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

During 1998, the Company:

     - Issued 93,521 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $3.7 million.

     - Issued 1,023,184 Common Shares pursuant to its Share Purchase Plan and received net proceeds of approximately $50.7 million.

     - Issued 10,230 Common Shares pursuant to its Dividend Reinvestment Plan and received net proceeds of approximately $0.4 million.

     - Completed an offering on January 27, 1998 of 4,000,000 publicly registered Common Shares and received net proceeds of approximately $195.3 million.

     - Completed two offerings, on February 18, 1998 and February 23, 1998, respectively, for 988,340 and 1,000,000 publicly registered Common Shares. The Company received net proceeds from these offerings of approximately $95 million.

     - Completed an offering on March 30, 1998 of 495,663 publicly registered Common Shares and received net proceeds of approximately $23.7 million.

     - Completed an offering on April 29, 1998 of 946,565 publicly registered Common Shares and received net proceeds of approximately $44.1 million.

     - Completed its repurchase on September 20, 1998 of 2,367,400 of its Common Shares of beneficial interest, on the open market, for an average price of $40 per share. The Company paid approximately $94.7 million and subsequently retired the shares.

During 1999, the Company:

     - Issued 147,885 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $5.2 million.

     - Issued 22,534 Common Shares pursuant to its Share Purchase Plan and received net proceeds of approximately $1.0 million.

     - Issued 36,132 Common Shares pursuant to its Dividend Reinvestment Plan and received net proceeds of approximately $1.5 million.

     - Repurchased and retired on October 12, 1999 148,453 Common Shares previously issued in connection with the LFT Merger. These Common Shares were owned by various LFT employees and trustees. The Company paid approximately $6.3 million in connection therewith.

During 2000, the Company:

     - Issued 149,790 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $5.4 million.

     - Issued 13,187 Common Shares pursuant to its Share Purchase Plan and received net proceeds of approximately $0.6 million.

     - Issued 34,752 Common Shares pursuant to its Dividend Reinvestment Plan and received net proceeds of approximately $1.7 million.

During 2000 and 1999, the Company, through a subsidiary of the Operating Partnership, issued the following with an equity value totaling $186 million receiving net proceeds of $181.4 million:

     - 800,000 units of 8.00% Series A Cumulative Convertible Redeemable Preference Interests (collectively known as "Preference Interests") with an equity value of $40 million on September 27, 1999 receiving $39 million in net proceeds. The liquidation value of these units is $50 per unit. The 800,000 units are exchangeable into 800,000 shares of 8.00% Series M Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. Dividends for the Series A Preference Interests or the Series M Preferred Shares are payable quarterly at the rate of $4.00 per unit/share per year.

     - 1.1 million units of 8.50% Series B Cumulative Convertible Redeemable Preference Units with an equity value of $55.0 million on March 3, 2000 receiving $53.6 million in net proceeds. The liquidation value of these units is $50 per unit. The 1.1 million units are exchangeable into 1.1 million shares of 8.50% Series M-1 Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. Dividends for the Series B Preference Interests or the Series M-1 Preferred Shares are payable quarterly at the rate of $4.25 per unit/share per year.

     - 220,000 units of 8.50% Series C Cumulative Convertible Redeemable Preference Units with an equity value of $11.0 million on March 23, 2000 receiving $10.7 million in net proceeds. The liquidation value of these units is $50 per unit. The 220,000 units are exchangeable into 220,000 shares of 8.50% Series M-1 Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. Dividends for the Series C Preference Interests or the Series M-1 Preferred Shares are payable quarterly at the rate of $4.25 per unit/share per year.

     - 420,000 units of 8.375% Series D Cumulative Convertible Redeemable Preference Units with an equity value of $21.0 million on May 1, 2000 receiving $20.5 million in net proceeds. The liquidation value of these units is $50 per unit. The 420,000 units are exchangeable into 420,000 shares of 8.375% Series M-2 Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. Dividends for the Series D Preference Interests or the Series M-2 Preferred Shares are payable quarterly at the rate of $4.1875 per unit/share per year.

     - 1,000,000 units of 8.50% Series E Cumulative Convertible Redeemable Preference Units with an equity value of $50.0 million on August 11, 2000 receiving $48.8 million in net proceeds. The liquidation value of these units is $50 per unit. The 1,000,000 units are exchangeable into 1,000,000 shares of 8.50% Series M-3 Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. Dividends for the Series E Preference Interests or the Series M-3 Preferred Shares are payable quarterly at the rate of $4.25 per unit/share per year.

     - 180,000 units of 8.375% Series F Cumulative Convertible Redeemable Preference Units with an equity value of $9.0 million on December 8, 2000 receiving $8.775 million in net proceeds. The liquidation value of these units is $50 per unit. The 180,000 units are exchangeable into 180,000 shares of 8.375% Series M-2 Cumulative Redeemable Preferred Shares of the Company. Dividends for the Series F Preference interests or the Series M-2 Preferred Shares are payable quarterly at the rate of $4.1875 per unit/share per year.

         The value of these Preference Interests are included in Minority Interests - Operating Partnership in the Consolidated Balance Sheets and the distributions incurred are included in preferred distributions in the Consolidated Statements of Operations. The Series M-1, M-2 and M-3 Preferred Shares are not convertible into EQR Common Shares.

DEBT OFFERINGS FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

During 1998:

     - The Operating Partnership issued $300 million of unsecured fixed rate notes (the "2015 Notes") in April 1998 in a public debt offering which are due April 13, 2015, subject to a mandatory tender to the remarketing agent on April 13, 2005.

     - The Operating Partnership issued $100 million of Remarketed Reset Notes (the "August 2003 Notes") in a public debt offering in August 1998. The August 2003 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. The August 2003 Notes are due August 21, 2003. During the period from and including August 21, 1998 to but excluding August 23, 1999 (the "Initial Spread Period") the interest rate on the August 2003 Notes was LIBOR plus 0.45%. The interest rate for the period from August 23, 1999 to August 22, 2000 was LIBOR plus 0.75%. Subsequent to August 22, 2000 the rate is LIBOR plus 0.65%. The Operating Partnership is entitled to redeem the August 2003 Notes on certain dates and in certain circumstances. The Operating Partnership received net proceeds of approximately
         $99.7 million in connection with this issuance.

     - The Operating Partnership issued $145 million of unsecured fixed rate notes (the "2000 Notes") in a public debt offering in September 1998 which were subsequently paid off in 2000 on the maturity date.

During 1999:

     - The Operating Partnership issued $300 million of redeemable unsecured fixed rate notes (the "June 2004 Notes") in a public debt offering in June 1999. The June 2004 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. The June 2004 Notes are due June 23, 2004. The annual interest rate on the June 2004 Notes is 7.10%, which is payable semiannually in arrears on December 23 and June 23, commencing December 23, 1999. The Operating Partnership received net proceeds of approximately $298.0 million in connection with this issuance.

         The Operating Partnership did not issue new debt during the year ended December 31, 2000.

CREDIT FACILITIES

The Company has a revolving credit facility with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers to provide the Operating Partnership with potential borrowings of up to $700 million. This line of credit matures in August 2002. As of February 15, 2001, $200 million was outstanding under this facility at a weighted average interest rate of 6.34%.

In connection with its acquisition of Globe, the Company assumed a revolving credit facility with Fifth Third Bank with potential borrowings of up to $55.0 million. This line of credit matures in May, 2003. As of February 15, 2001, no amounts were outstanding under this facility.

BUSINESS COMBINATIONS

         On October 19, 1998, the Company completed the acquisition of the multifamily property business of MRY through the MRY Merger. The transaction was valued at approximately $2.2 billion and included 108 Properties containing 32,315 units, three Properties under construction and/or expansion anticipated to contain 872 units and six Additional Properties containing 1,297 units that were contributed to six joint ventures. The purchase price consisted of:

     - 21.8 million Common Shares issued by the Company with a market value of approximately $1 billion;

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

         In addition, MRY Series A Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as the Company's 164,951 Series H Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series H Preferred Shares"), the MRY Series B Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as the Company's 4,000,000 Series I Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series I Preferred Shares"), the MRY Series C Cumulative Convertible Preferred Shares of Beneficial Interest were redesignated as the Company's 4,599,400 Series J Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series J Preferred Shares"), the MRY Series D Cumulative Redeemable Preferred Shares of Beneficial Interest were redesignated as the Company's 1,000,000 Series K Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series K Preferred Shares") and the MRY Series E Cumulative Redeemable Preferred Shares of Beneficial Interest were redesignated as the Company's 4,000,000 Series L Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the "Series L Preferred Shares"). During 1999, all of the Series I Preferred Shares were converted into 2,566,797 Common Shares of the Company. During 2000, all of the remaining Series J Preferred Shares were converted into 2,822,012 Common Shares of the Company.

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

         On October 1, 1999, the Company completed the acquisition of the multifamily property business of LFT through the LFT Merger. The transaction was valued at approximately $738 million and included 402 Properties of LFT containing 36,609 units. The purchase price consisted of:

     - 4.0 million Common Shares issued by the Company (each outstanding common share of beneficial interest of LFT was converted into .463 of a Common Share) with a market value of approximately $181.1 million;

     - assumption of mortgage indebtedness and unsecured notes in the amount of $528.3 million;

     - acquisition of other assets of approximately $40.9 million and assumption of other liabilities of approximately $25.3 million; and

     -   other merger related costs of approximately $24.5 million.

         On July 11, 2000, the Company acquired Globe in an all cash and debt transaction valued at approximately $163.2 million. Globe provides fully furnished short-term housing through an inventory of leased housing units to transferring or temporarily assigned corporate personnel, new hires, trainees, consultants and individual customers throughout the United States. Additionally, Globe rents and sells furniture to a diversified base of commercial and residential customers throughout the United States. Shareholders of Globe received $13.00 per share, which approximated $58.7 million in cash based on the 4.5 million Globe shares outstanding. In addition, the Company:

     - Acquired $94.8 million in other Globe assets and assumed $29.6 million in other Globe liabilities.

     -    Allocated $68.4 million to goodwill;

     -    Recorded acquisition costs of $4.5 million; and

     - Assumed $70.4 million in debt, which included $1.4 million in mortgage debt, $39.5 million in unsecured notes, and Globe's line of credit totaling $29.5 million;

         On July 21, 2000, the Company, through its Globe subsidiary, acquired TQ, the leading corporate housing provider in Atlanta, Georgia, in a $3.3 million all cash transaction.

         On October 31, 2000 the Company acquired Grove, which included 60 properties containing 7,308 units for a total purchase price of $463.2 million. The Company:

     - Paid $17.00 per share or $141.6 million in cash to purchase the 8.3 million outstanding common shares of Grove.

     - Paid $17.00 per unit or $12.4 million in cash to purchase 0.7 million Grove OP Units outstanding at the merger date.

     - Converted 2.1 million Grove OP Units to 0.8 of the Operating Partnership's OP units using the conversion ratio of 0.3696 (after cash-out of fractional units). The value of these converted OP units totaled $37.2 million.

     - Assumed $241.3 million in Grove debt, which included first and second mortgages totaling $203.4 million and Grove's line of credit totaling $38.0 million. Grove's line of credit and two mortgage loans totaling $7.8 million were paid off immediately after the closing.

     - Acquired $20.1 million in Grove assets and assumed $11.2 million in other Grove liabilities, including an earnout note payable liability totaling $1.5 million. This amount represents the estimated additional cash or OP Units required to be funded to the previous owners of Glen Meadow Apartments upon the transition of this property from subsidized to market rents.

     -    Recorded acquisition costs of $19.5 million.

          The Company accounted for the Mergers and acquisitions as purchases in accordance with Accounting Principals Board Opinion No. 16. The fair value of the consideration given by the Company was used as the valuation basis for each of the combinations.

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

DEBT FINANCING AND PREFERRED SHARES COULD ADVERSELY AFFECT OUR PERFORMANCE

         GENERAL

         The Company's total debt summary, as of December 31, 2000, included:

--------------------------------------------------------------------------------
                           Debt Summary as of 12/31/00
--------------------------------------------------------------------------------

                                                            Weighted
                                                            Average
                                           $ Millions    Interest Rate
                                           -----------   -------------
Secured                                       $3,231        6.91%
Unsecured                                     $2,475        7.07%
                                           -----------   -------------
Total                                         $5,706        6.98%

Fixed Rate                                    $4,885        7.13%
Floating Rate                                   $821        6.09%
                                           -----------   -------------
Total                                         $5,706        6.98%

Above Totals Include:

                   Total Tax Exempt             $966        5.19%

Unsecured Revolving Credit Facility             $355        7.19%

--------------------------------------------------------------------------------


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

         The mortgages on our properties may contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to discontinue insurance coverage. In addition, our credit facilities contain certain customary restrictions, requirements and other limitations on our ability to incur indebtedness. The indentures under which a substantial portion of our debt was issued contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios, as well as limitations on our ability to incur secured and unsecured indebtedness (including acquisition financing), sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. Accordingly, in the event that we are unable to raise additional equity or borrow money because of these restrictions, our ability to acquire additional properties may be limited. If we are unable to acquire additional properties, our ability to increase the distributions to security holders, as we have done in the past, will be limited to management's ability to increase funds from operations, and thereby cash available for distributions, from the existing properties in our portfolio at such time.

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

         OUR DEGREE OF LEVERAGE COULD LIMIT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING

         Our debt to market capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common and preferred shares and units) was approximately 37.8% as of December 31, 2000. We have a policy of incurring indebtedness for borrowed money only through the Operating Partnership and its subsidiaries and only if upon such incurrence our debt to market capitalization ratio would be approximately 50% or less. Our degree of leverage could have important consequences to security holders. For example, the degree of leverage could affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, making us more vulnerable to a downturn in business or the economy generally.

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

CONTROL AND INFLUENCE BY SIGNIFICANT SHAREHOLDERS COULD BE EXERCISED IN A MANNER ADVERSE TO OTHER SHAREHOLDERS

         GENERAL

         As of February 1, 2001, (1) Samuel Zell and certain of the current holders of Units issued to affiliates of Mr. Zell, who contributed 33 properties to the Company at the time of our initial public offering, owned in the aggregate approximately 2.7% of our common shares (Mr. Zell and these affiliates are described herein as the "Zell Original Owners"); and (2) our executive officers and trustees, excluding Mr. Zell (see disclosure above), owned approximately 4.7% of our common shares. These percentages assume all options are exercised for common shares and all Units are converted to common shares. In addition, the consent of certain affiliates of Mr. Zell is required for certain amendments to the Fifth Amended and Restated ERP Operating Limited Partnership Agreement of Limited Partnership (the

"Partnership Agreement"). As a result of their security ownership and rights concerning amendments to the Partnership Agreement, Mr. Zell may have substantial influence over the Company. Although these security holders have not agreed to act together on any matter, they would be in a position to exercise even more influence over the Company's affairs if they were to act together in the future. This influence might be exercised in a manner that is inconsistent with the interests of other security holders.

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

SHAREHOLDERS' ABILITY TO EFFECT CHANGES IN CONTROL OF THE COMPANY IS LIMITED

         PROVISIONS OF OUR DECLARATION OF TRUST AND BYLAWS COULD INHIBIT CHANGES IN CONTROL

         Certain provisions of our Declaration of Trust and Bylaws may delay or prevent a change in control of the Company or other transactions that could provide the security holders with a premium over the then-prevailing market price of their securities or which might otherwise be in the best interest of our security holders. These include a staggered Board of Trustees and the 5% Ownership Limit described below. See "-We Have a Share Ownership Limit for REIT Tax Purposes." Also, any future series of preferred shares of beneficial interest may have certain voting provisions that could delay or prevent a change of control or other transactions that might otherwise be in the interest of our security holders.

         WE HAVE A SHARE OWNERSHIP LIMIT FOR REIT TAX PURPOSES

         To remain qualified as a REIT for federal income tax purposes, not more than 50% in value of our outstanding Shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of any year. To facilitate maintenance of our REIT qualification, our Declaration of Trust, subject to certain exceptions, prohibits ownership by any single shareholder of more than 5% of the lesser of the number or value of the outstanding class of common or preferred shares. See "-Control and Influence by Significant Shareholders-Mr. Zell and Others are Exempt from the 5% Ownership Limit Generally Applicable to Securities Holders." We refer to this restriction as the "Ownership Limit." Absent any exemption or waiver, securities acquired or held in violation of the Ownership Limit will be transferred to a trust for the exclusive benefit of a designated charitable beneficiary, and the security holder's rights to distributions and to vote would terminate. A transfer of Shares may be void if it causes a person to violate the Ownership Limit. The Ownership Limit could delay or prevent a change in control and, therefore, could adversely affect our security holders' ability to realize a premium over the then-prevailing market price for their Shares.

         OUR PREFERRED SHARES OF BENEFICIAL INTEREST MAY AFFECT CHANGES IN
         CONTROL

         Our Declaration of Trust authorizes the Board of Trustees to issue up to 100 million preferred shares of beneficial interest, and to establish the preferences and rights (including the right to vote and the right to convert into common shares) of any preferred shares issued. The Board of Trustees may use its powers to issue preferred shares and to set the terms of such securities to delay or prevent a change in control of the Company, even if a change in control were in the interest of security holders. As of December 31, 2000, 20,003,166 preferred shares were issued and outstanding.

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

         Our qualification and taxation as a REIT depend on our ability to satisfy various requirements under the Internal Revenue Code. We are required to satisfy these requirements on a continuing basis through actual annual operating and other results. These requirements relate to the sources of our gross income, the composition of our assets, the amount of dividends we pay to shareholders, the diversity of our share ownership, and other aspects of our operations. The purpose of these requirements is to allow the tax benefit of REIT status only to companies that:

         (a) primarily own, and primarily derive income from, real estate-related assets and certain other assets which are passive in nature, and

         (b) distribute 95% of the taxable income, 90% for taxable years beginning January 1, 2001, computed without regard to net capital gain, to shareholders.

         On December 17, 1999, as part of a larger bill, the President signed into law the REIT Modernization Act ("RMA"). Effective beginning January 1, 2001, the RMA has amended the tax rules relating to the composition of a REIT's assets. Under prior law, a REIT was precluded from owning more than 10% of the outstanding voting securities of any one issuer, other than a wholly owned subsidiary or another REIT. Beginning in 2001, a REIT will remain subject to this current restriction and will also be precluded from owning more than 10% of the value of all classes of any one issuer.

         There is an exception to this prohibition. A REIT will be allowed to own up to 100% of the securities of a taxable REIT subsidiary ("TRS") that can provide services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants. However, no more than 20% of the value of a REIT's total assets can be represented by securities of one or more TRS's. The amount of debt and rental payments from a TRS to a REIT will be limited to ensure that a TRS is subject to an appropriate level of corporate tax. The new 10% asset test will not apply to certain arrangements (including third party subsidiaries) in place on July 12, 1999, provided that a subsidiary does not engage in a "substantial" new line of business, its existing business does not increase, and a REIT does not acquire any new securities in the subsidiary. Under the RMA, a third party subsidiary will be able to convert tax free into a TRS.

         In addition to the above legislative changes, effective January 1, 2001, the distribution of taxable income requirement of a REIT has been reduced from 95% to 90%. Further, effective January 1, 2001, the 15% personal property test (which generally requires that a REIT's personal property not exceed 15% of its real and personal property in order for income to be considered rents from real property) will be based on fair market values instead of adjusted tax basis.

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

         To the extent we make distributions to our taxable domestic shareholders in excess of our earnings and profits, such distributions will be considered a return of capital. Such distributions will be treated as a tax free distribution and will reduce the tax basis of a shareholder's common shares by the amount of the distribution so treated. To the extent that such distributions cumulatively exceed a taxable domestic shareholder's tax basis, such distributions are taxable as a gain from the sale of his shares. Shareholders may not include in their individual income tax returns any of our net operating losses or capital losses.

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

         TAXATION OF TAX-EXEMPT SHAREHOLDERS

         Most tax-exempt organizations are not subject to federal income tax except to the extent of their unrelated business taxable income, which is often referred to as UBTI. Unless a tax-exempt shareholder holds its common shares as debt financed property or uses the common shares in an unrelated trade or business, distributions to the shareholder should not constitute UBTI. Similarly, if a tax-exempt shareholder sells common shares, the income from the sale should not constitute UBTI unless the shareholder held the shares as debt financed property or used the shares in a trade or business.

         However, for tax-exempt shareholders that are social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts, and qualified group legal services plans, income from owning or selling common shares will constitute UBTI unless the organization is able to properly deduct amounts set aside or placed in reserve so as to offset the income generated by its investment in common shares. These shareholders should consult their own tax advisors concerning these set aside and reserve requirements which are set forth in the Internal Revenue Code.

         In addition, certain pension trusts that own more than 10% of a pension-held REIT must report a portion of the distributions that they receive from the REIT as UBTI. We have not been and do not expect to be treated as a pension-held REIT for purposes of this rule.

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

         STATE AND LOCAL TAXES. We and our shareholders may be subject to state or local taxation in various jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of us and our shareholders may not conform to the federal income tax consequence discussed above. It is our belief that all the states will eventually conform with the RMA as described above. Consequently, prospective shareholders should consult their own tax advisors regarding the effect of state and local tax laws on an investment in common shares.

ITEM 2.  THE PROPERTIES

         As of December 31, 2000, the Company owned or had interests in a portfolio of 1,104 multifamily Properties located in 36 states containing 227,704 apartment units. The Company has:



                                        AVERAGE       AVERAGE        AVERAGE
                        NUMBER OF       NUMBER       OCCUPANCY    MONTHLY RENT
        TYPE           PROPERTIES       OF UNITS    PERCENTAGE      POSSIBLE
    --------------------------------------------------------------------------
      GARDEN                 698          267         94.8%            $825
      MID/HIGH-RISE           27          314         95.0%          $1,364
      RANCH                  379           86         92.8%            $481
                       ----------
      TOTAL                1,104
                       ==========

         Tenant leases are generally year-to-year and require security deposits. The garden-style properties are generally defined as properties with two and/or three floors while the mid-rise/high-rise properties are defined as properties greater than three floors. These two property types typically provide residents with amenities, which may include a clubhouse, swimming pool, laundry facilities and cable television access. Certain of these properties offer additional amenities such as saunas, whirlpools, spas, sports courts and exercise rooms or other amenities. The ranch-style properties, which are defined as single story properties, generally do not provide additional amenities for residents other than common laundry facilities and cable television access.

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

         The Company beneficially owns fee simple title to 991 of the 998 controlled properties and holds a remaining 66-year leasehold interest with respect to one Property (Mallgate). In addition, with respect to two Properties, the Company owns the debt collateralized by such Properties and with respect to four Properties, the Company owns an interest in the debt collateralized by the Properties. The remaining 106 properties represent Partially Owned and Unconsolidated Properties containing 20,094 units.

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

         The following tables set forth certain information by type and state relating to the Properties at December 31, 2000.

                             GARDEN-STYLE PROPERTIES


                                                                             DECEMBER 31, 2000
                                                                        -----------------------------
                                                                                           AVERAGE
                                                                          AVERAGE       MONTHLY RENT
                       NUMBER OF         NUMBER      PERCENTAGE OF       OCCUPANCY      POSSIBLE PER
      STATE            PROPERTIES       OF UNITS      TOTAL UNITS       PERCENTAGE          UNIT
-----------------------------------------------------------------------------------------------------
Alabama                      12           2,483           1.09 %            90.7 %          $513
Arizona                      58          16,866           7.41              94.6             754
California                   84          21,112           9.27              94.6           1,192
Colorado                     29           7,989           3.51              95.5             813
Connecticut                  24           2,670           1.17              96.2             806
Florida                      81          23,541          10.34              94.3             755
Georgia                      41          13,325           5.85              95.7             809
Illinois                      7           2,360           1.04              93.8           1,036
Iowa                          1             200           0.09              96.0             636
Kansas                        6           2,392           1.05              95.6             739
Kentucky                      5           1,610           0.71              92.4             592
Maine                         5             672           0.30              96.7             809
Maryland                     23           5,419           2.38              96.1             830
Massachusetts                34           4,779           2.10              96.7             968
Michigan                     10           3,056           1.34              93.9             859
Minnesota                    17           3,641           1.60              94.0             946
Missouri                      8           1,590           0.70              96.3             678
Nevada                        8           2,445           1.07              92.1             679
New Hampshire                 1             390           0.17              98.7             929
New Jersey                    3           1,276           0.56              96.0           1,137
New Mexico                    4           1,073           0.47              95.8             669
North Carolina               38          10,358           4.55              94.9             661
Ohio                          1             827           0.36              97.3             843
Oklahoma                      8           2,036           0.89              95.1             574
Oregon                       10           3,290           1.44              94.5             698
Rhode Island                  5             778           0.34              96.6             841
South Carolina                6           1,021           0.45              95.6             554
Tennessee                    17           4,967           2.18              92.5             676
Texas                        85          26,442          11.61              94.9             737
Utah                          4           1,426           0.63              90.7             628
Virginia                     16           4,837           2.12              92.8             841
Washington                   43          10,367           4.55              96.0             832
Wisconsin                     4           1,281           0.56              93.9             931
                         ------       ---------         ------
TOTAL GARDEN-STYLE          698         186,519           81.9 %
                         ------       ---------         ------            ------          ------
AVERAGE GARDEN-STYLE                        267                             94.8 %          $825
                                      ---------                           ------          ------


                          MID-RISE/HIGH-RISE PROPERTIES


                                                                               DECEMBER 31, 2000
                                                                         ----------------------------
                                                                                            AVERAGE
                                                                            AVERAGE      MONTHLY RENT
                          NUMBER OF        NUMBER      PERCENTAGE OF       OCCUPANCY     POSSIBLE PER
       STATE             PROPERTIES       OF UNITS      TOTAL UNITS       PERCENTAGE         UNIT
-----------------------------------------------------------------------------------------------------
California                     1             164           0.07 %            94.6  %        $2,300
Connecticut                    2             407           0.18              97.8            2,111
Florida                        2             457           0.20              96.5            1,006
Illinois                       1           1,420           0.62              94.8              844
Massachusetts                  9           2,806           1.23              97.5            1,346
Minnesota                      1             162           0.07              98.2            1,297
New Jersey                     2             684           0.30              97.8            2,172
Ohio                           1             765           0.34              67.5              954
Oregon                         1             525           0.23              94.1              983
Texas                          2             333           0.15              91.2            1,063
Virginia                       1             277           0.12              97.8            1,169
Washington                     4             472           0.21              93.3            1,117
                           ------        --------        ------
TOTAL MID-RISE/HIGH-RISE      27           8,472            3.7 %
                           ------        --------        ------           -------          -------
AVERAGE MID-RISE/HIGH-RISE                   314                             95.0 %         $1,364
                                         --------                         -------          -------


                             RANCH-STYLE PROPERTIES

-----------------------------------------------------------------------------------------------------
Alabama                        2             159           0.07 %            89.2 %            392
Florida                      102           9,453           4.15              91.9              490
Georgia                       60           4,964           2.18              92.8              513
Indiana                       51           4,415           1.94              92.5              457
Kentucky                      23           1,808           0.79              92.1              444
Maryland                       4             413           0.18              96.3              561
Michigan                      21           1,720           0.76              95.5              563
Ohio                          96           8,120           3.57              93.1              457
Pennsylvania                   7             580           0.25              93.7              553
South Carolina                 3             269           0.12              89.1              453
Tennessee                      5             348           0.15              95.2              462
Texas                          1              67           0.03              99.0              486
West Virginia                  4             397           0.17              91.3              423
                          ------         --------        ------
TOTAL RANCH-STYLE            379          32,713           14.4 %
                          ------         --------        ------           -------          -------
AVERAGE RANCH-STYLE                           86                             92.8 %           $481
                                         --------                         -------          -------

                          ------         --------        ------
TOTAL EQR RESIDENTIAL      1,104         227,704            100 %
      PORTFOLIO           ======         =======         ======


The properties currently under development are included in the following table.

                              DEVELOPMENT PROJECTS

                                                                           DEVELOPMENT    ESTIMATED EQR     TOTAL EQR
                                                               ESTIMATED   COST FUNDED    FUTURE FUNDING     FUNDING
                                                              DEVELOPMENT  AT 12/31/2000    OBLIGATION      OBLIGATION   ESTIMATED
     DEVELOPMENT                         NUMBER OF  NUMBER      COST (IN        (IN            (IN             (IN       COMPLETION
    PROJECT NAME         LOCATION       PROPERTIES OF UNITS    MILLIONS)   MILLIONS)(1)    MILLIONS)(1)    MILLIONS)(1)    DATE
-----------------------------------------------------------------------------------------------------------------------------------
EXPANSION PROJECTS
La Mirage IV (2)     San Diego, CA            1       340          $54.4         $21.1          $33.3          $54.4     Q3 2001
Prospect
Towers II (2)        Hackensack, NJ           1       203           43.1           5.8           37.3           43.1     Q1 2002
                                        ---------- --------   -----------  -------------  --------------   ------------
                     Total                    2       543          $97.5         $26.9          $70.6          $97.5
                                        ---------- --------   -----------  -------------  --------------   ------------
LINCOLN PROPERTY COMPANY JOINT
     VENTURE PROJECTS

Braintree Woods      Braintree, MA            1       202          $27.4          $6.8           $0.0           $6.8     Q1 2001
Eden Village         Loudon County, VA        1       290           29.4           6.1            1.3            7.4     Q2 2002
Fairfax Corners      Fairfax, VA              1       652           63.9          16.0            0.0           16.0     Q3 2001
Lakeside Park (3)    Tampa, FL                1       264           17.7           4.4            0.0            4.4    Completed
Potomac Yard         Alexandria, VA           1       588           67.5          16.9            0.0           16.9     Q3 2001
Regents Court        San Diego, CA            1       251           37.1           9.3            0.0            9.3     Q3 2001
Renaissance on
Peidmont             Atlanta, GA              1       322           36.2           9.1            0.0            9.1     Q3 2001
Savannah at
  Park Place         Atlanta, GA              1       416           43.9          11.0            0.0           11.0     Q1 2001
The Landings (3)     Lake Zurich, IL          1       206           20.9           5.2            0.0            5.2    Completed
Waltham Terrace      Waltham, MA              1       192           27.0           0.0            6.8            6.8     Q4 2001
                                        ---------- --------   -----------  -------------  --------------   ------------
                     Total                   10     3,383         $371.0         $84.8           $8.1          $92.9
                                        ---------- --------   -----------  -------------  --------------   ------------
LEGACY PARTNERS JOINT VENTURE PROJECTS

Hampden Town Center  Aurora, CO               1       444          $44.8         $11.2           $0.0          $11.2     Q3 2001
Homestead at
  Canyon Park        Bothell, WA              1       200           22.4           5.6            0.0            5.6     Q3 2001
Legacy Towers        Seattle, WA              1       327           87.7          21.9            0.0           21.9     Q1 2002
Warner Ridge         Woodland Hills, CA       1       579          111.2          27.8            0.0           27.8     Q3 2002
                                        ---------- --------   -----------  -------------  --------------   ------------
                     Total                    4     1,550         $266.1         $66.5           $0.0          $66.5
                                        ---------- --------   -----------  -------------  --------------   ------------
EARNOUT PROJECTS

Parkfield (3)        Denver, CO               1       476          $37.9         $33.4           $4.5          $37.9    Completed
                                        ---------- --------   -----------  -------------  --------------   ------------
                     Total                    1       476          $37.9         $33.4           $4.5          $37.9
                                        ---------- --------   -----------  -------------  --------------   ------------
TOTAL PROJECTS UNDER DEVELOPMENT             17     5,952         $772.5        $211.6          $83.2         $294.8
                                        ===============================================================================


(1) The Company's funding of Lincoln Property Company Joint Venture and Legacy Partners Joint Venture Projects is limited to 25% of the total development cost.

(2) Estimated development cost does not include the cost of land previously acquired by the Company.

(3) Properties were substantially complete as of December 31, 2000. As such, these properties are also included in the outstanding property and unit counts.

ITEM 3.  LEGAL PROCEEDINGS

         Only ordinary routine litigation incidental to the business, which is not deemed material, was initiated during the year ended December 31, 2000. As of December 31, 2000, the Company does not believe there is any other litigation threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

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


                                                            SALES PRICE
                                                       --------------------
                                                       HIGH             LOW           DISTRIBUTIONS
                                                       ----             ---           -------------
FISCAL YEAR 1999
Fourth Quarter Ended December 31, 1999                 $43.25           $38.25             $0.76
Third Quarter Ended September 30, 1999                 $45.25         $40.6875             $0.76
Second Quarter Ended June 30, 1999                    $48.375           $40.25             $0.71
First Quarter Ended March 31, 1999                   $41.9375          $39.875             $0.71



                                                            SALES PRICE
                                                     -------------------------
                                                       HIGH             LOW           DISTRIBUTIONS
                                                       ----             ---           -------------
FISCAL YEAR 2000
Fourth Quarter Ended December 31, 2000                 $57.25           $44.50            $0.815
Third Quarter Ended September 30, 2000               $51.1875           $46.75            $0.815
Second Quarter Ended June 30, 2000                     $48.50           $40.00             $0.76
First Quarter Ended March 31, 2000                     $44.50         $38.6875             $0.76


         The number of beneficial holders of Common Shares at February 1, 2001, was approximately 61,000. The number of outstanding Common Shares as of February 1, 2001 was 132,790,407.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial and operating information on a historical basis for the Company. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating and balance sheet data have been derived from the historical Financial Statements of the Company audited by Ernst & Young LLP, independent auditors. Certain capitalized terms as used herein, are defined in the Notes to the Consolidated Financial Statements.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                  CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
   (FINANCIAL INFORMATION IN THOUSANDS EXCEPT FOR PER SHARE AND PROPERTY DATA)

                                                                                   YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------------------------------
                                                             2000           1999            1998            1997           1996
                                                         ------------   ------------   -------------   -------------   -----------
OPERATING DATA:
Total revenues                                           $  2,030,340   $  1,742,627   $   1,333,891   $     747,078   $   478,385
                                                         ============   ============   =============   =============   ===========

Income before allocation to Minority Interests,
  income from investments in unconsolidated
  entities, net gain on sales of real estate,
  and extraordinary items                                $    380,613   $    319,842   $     251,927   $     176,014   $    97,033
                                                         ============   ============   =============   =============   ===========
Net income                                               $    549,451   $    393,881   $     258,206   $     176,592   $   101,624
                                                         ============   ============   =============   =============   ===========
Net income available to Common Shares                    $    437,510   $    280,685   $     165,289   $     117,580   $    72,609
                                                         ============   ============   =============   =============   ===========
Net income per share - basic                             $       3.38   $       2.30   $        1.65   $        1.79   $      1.70
                                                         ============   ============   =============   =============   ===========
Net income per share - diluted                           $       3.34   $       2.29   $        1.63   $        1.76   $      1.69
                                                         ============   ============   =============   =============   ===========
Weighted average Common Shares outstanding - basic            129,507        122,175         100,370          65,729        42,586
                                                         ============   ============   =============   =============   ===========
Weighted average Common Shares outstanding - diluted          145,633        135,655         112,578          74,281        51,102
                                                         ============   ============   =============   =============   ===========
Distributions declared per Common Share outstanding      $       3.15   $       2.94   $        2.72   $        2.55   $      2.40
                                                         ============   ============   =============   =============   ===========

BALANCE SHEET DATA (at end of period):
  Real estate, before accumulated depreciation           $ 12,591,460   $ 12,238,963   $  10,942,063   $   7,121,435   $ 2,983,510
  Real estate, after accumulated depreciation            $ 11,239,224   $ 11,168,476   $  10,223,572   $   6,676,673   $ 2,681,998
  Total assets                                           $ 12,263,966   $ 11,715,689   $  10,700,260   $   7,094,631   $ 2,986,127
  Total debt                                             $  5,706,152   $  5,473,868   $   4,680,527   $   2,948,323   $ 1,254,274
  Minority Interests                                     $    612,618   $    456,979   $     431,374   $     273,404   $   150,637
  Shareholders' equity                                   $  5,619,547   $  5,504,934   $   5,330,447   $   3,689,991   $ 1,458,830

OTHER DATA:
  Total properties (at end of period)                           1,104          1,062             680             489           218
  Total apartment units (at end of period)                    227,704        225,708         191,689         140,467        67,705
  Funds from operations available to Common
     Shares and OP Units (1)                             $    726,172   $    619,603   $     458,806   $     270,763   $   160,267
  Cash flow provided by (used for):
     Operating activities                                $    834,503   $    781,853   $     542,147   $     348,997   $   210,930
     Investing activities                                $  (561,653)   $  (520,185)   $ (1,046,308)   $ (1,552,390)   $ (635,655)
     Financing activities                                $  (278,195)   $  (236,516)   $     474,831   $   1,089,417   $   558,568

ITEM 6.  SELECTED FINANCIAL DATA (CONSOLIDATED HISTORICAL (CONTINUED))

(1) Funds from Operations ("FFO") represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States (("GAAP")), excluding gains or losses from sales of property, plus depreciation and amortization, adjustments for unconsolidated entities and extraordinary items. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. This definition of FFO is in accordance with the National Association of Real Estate Investment Trust's ("NAREIT") recommended definition. NAREIT modified this definition effective January 1, 2000. Nevertheless, this modification had no impact upon the Company's calculation of FFO for either the current or prior periods presented.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The following discussion and analysis of the results of operations and financial condition of the Company should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Company's ability to control the Operating Partnership, the Management Partnerships and Management Companies, the Financing Partnerships, the LLC's and certain other entities, each entity has been consolidated with the Company for financial reporting purposes. Capitalized terms used herein and not defined are as defined elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2000.

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

     - occupancy levels and market rents may be adversely affected by local economic and market conditions, which are beyond the Company's control; and

     - additional factors as discussed in Item 1, Part I of its Annual Report on Form 10-K under "Risk Factors".

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

RESULTS OF OPERATIONS

         The acquired properties are presented in the Consolidated Financial Statements of the Company from the date of each acquisition or the closing dates of the Mergers. The following table summarizes the number of Acquired and Disposed Properties and related units for the prior three years:

                            ACQUISITIONS                      DISPOSITIONS
                     --------------------------        ------------------------
                     Number of        Number of        Number of      Number of
         YEAR        Properties         Units          Properties       Units
-------------------------------------------------------------------------------
         1998           210             56,015             20           4,719
         1999           366             35,450             36           7,886
         2000            93             14,200             53          12,813

                                    PART III

         The Company's overall results of operations for the year ended December 31, 2000 and 1999 have been significantly impacted by the Company's acquisition and disposition activity. The significant changes in rental revenues, furniture income, property and maintenance expenses, real estate taxes and insurance, furniture expenses, depreciation expense, property management and interest expense can all primarily be attributed to the acquisition of the 1999 Acquired Properties, the 2000 Acquired Properties and the Globe acquisition, partially offset by the disposition of the 1999 Disposed Properties and the 2000 Disposed Properties. The impact of the 1999 Acquired Properties, the 2000 Acquired Properties, the Globe acquisition, the 1999 Disposed Properties and the 2000 Disposed Properties is discussed in greater detail in the following paragraphs.

         Properties that the Company owned for all of both 2000 and 1999 (the "2000 Same Store Properties"), which represented 155,910 units, impacted the Company's results of operations. Properties that the Company owned for all of both 1999 and 1998 (the "1999 Same Store Properties"), which represented 121,490 units, also impacted the Company's results of operations. Both the 2000 Same Store Properties and 1999 Same Store Properties are discussed in the following paragraphs.

         COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31, 1999

         For the year ended December 31, 2000, income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain on sales of real estate and extraordinary items increased by $60.8 million, or 19.0%, when compared to the year ended December 31, 1999.

         Total revenues from the 2000 Same Store Properties increased by approximately $65.0 million to $1.5 billion or 4.6% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs (the Company's "RUBS" program) as well as other ancillary services provided to tenants. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and allocable property management expenses, increased approximately $13.0 million or 2.5%. This increase was primarily the result of higher expenses for on-site compensation costs and an increase in real estate taxes on certain properties, but was partially offset by lower leasing and advertising and administrative costs.

         Property management expenses include expenses associated with the self-management of the Company's Properties. These expenses increased by approximately $14.8 million primarily due to the continued expansion of the Company's property management business and higher overall compensation expenses. During 2000, the Company incurred the full year impact of assuming the property management business of Lexford and also assumed management offices in Cincinnati, Ohio and Norwood, Massachusetts related to the acquisition of Globe and Grove, respectively. Also included in compensation expense is the current year charge associated with the issuance of restricted shares in 2000.

         Fee and asset management revenues and fee and asset management expenses increased as a result of the Company continuing to manage Properties that were either sold and/or contributed to various joint venture entities.

         Furniture income and furniture operating expenses are associated with the operation of the furniture rental business assumed in connection with the Globe acquisition.

         Interest expense, including amortization of deferred financing costs, increased by approximately $47.1 million. This increase was primarily the result of an increase in the Company's weighted average indebtedness outstanding which increased by $514 million and higher interest rates. The Company's effective interest costs increased from 7.05% for the year ended December 31, 1999 to 7.25% for the year ended December 31, 2000.

         General and administrative expenses, which include corporate operating expenses, increased approximately $4.1 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel and higher overall compensation expenses including a current year expense associated with the awarding of restricted shares to key employees in 2000. These expenses as a percentage of total revenues increased to 1.30% for the year ended December 31, 2000 as compared to 1.28% of total revenues for the year ended December 31, 1999.

         Net loss from extraordinary items increased approximately $5.1 million related primarily to pre-payment penalties incurred on the refinancing of $208 million in mortgage debt.

         Income from investment in unconsolidated entities increased by approximately $7.1 million related to preferred returns received on joint venture agreements.

         COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31, 1998

         For the year ended December 31, 1999, income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain from sales of real estate and extraordinary items increased by $67.9 million, or 27.0%, when compared to the year ended December 31, 1998.

         Total revenues from the 1999 Same Store Properties increased by approximately $35.8 million to $1.1 billion or 3.5% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. Overall, property operating expenses, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $0.1 million or 0.03%. This increase was primarily the result of higher expenses for on-site compensation costs and an increase in real estate taxes on certain properties, but was partially offset by lower leasing and advertising, administrative, maintenance and property management costs.

         Property management expenses increased by approximately $8.5 million primarily due to the continued expansion of the Company's property management business. During 1999, the Company assumed a management office in Reynoldsburg, Ohio related to the LFT Merger.

         Fee and asset management revenues and fee and asset management expenses decreased due to the Company acquiring certain previously fee-managed only properties.

         Interest expense, including amortization of deferred financing costs, increased by approximately $91.9 million. This increase was primarily the result of an increase in the Company's weighted average indebtedness outstanding which increased by $1.3 billion. However, the Company's effective interest costs decreased from 7.10% for the year ended December 31, 1998 to 7.05% for the year ended December 31, 1999.

General and administrative expenses, which include corporate operating expenses, increased approximately $1.7 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel. However, by gaining certain economies of scale with a much larger operation these expenses as a percentage of total revenues were 1.28% for the year ended December 31, 1999 compared to 1.55% of total revenues for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

FOR THE YEAR ENDED DECEMBER 31, 2000

         As of January 1, 2000, the Company had approximately $29.1 million of cash and cash equivalents and $400 million available on its lines of credit, of which $65.8 million was restricted. After taking into effect the various transactions discussed in the following paragraphs, the Company's cash and cash equivalents balance at December 31, 2000 was approximately $23.8 million and the amount available on the Company's line of credit was $400 million, of which $53.5 million was restricted. The following discussion also explains the changes in net cash provided by operating activities, net cash used for investing activities and net cash used for financing activities, all of which are presented in the Company's Statements of Cash Flows.

         Part of the Company's strategy in funding the purchase of multifamily properties, funding its Properties in the development stage and the funding of the Company's investment in joint ventures with multifamily real estate developers is to utilize its line of credit and to subsequently repay the line of credit from the issuance of additional equity or debt securities or the net proceeds from the disposition of Properties. Utilizing this strategy during 2000, the Company:

     - obtained the mortgage financing on forty-six previously unencumbered Properties and received net proceeds of $484.4 million;

     - disposed of fifty-three properties (including the sale of the Company's entire interest in three Unconsolidated Properties) and received net proceeds of $631.2 million;

     - sold and/or contributed thirty-four properties to three separate joint ventures and received net proceeds of $97.0 million;

     - issued approximately 0.9 million Common Shares and received net proceeds of $32.9 million;

     - issued five new series of Cumulative Convertible Redeemable Preference Units and received net proceeds of $142.4 million; and

         All of these proceeds were utilized to:

     -    repay the lines of credit;

     - repay mortgage indebtedness on selected Properties and/or repay unsecured notes;

     -    repay public unsecured debt;

     -    invest in unconsolidated entities;

     -    purchase additional Properties.

         During the year ended December 31, 2000, the Company:

     -    repaid four unsecured note issues totaling $208.0 million;

     - repaid approximately $171.8 million of mortgage indebtedness on eighty-three Properties;

     - funded $160.9 million related to the development, earnout, and joint venture agreements;

     - purchased twenty-eight Properties (excluding Grove) for a total purchase price of approximately $654.1 million;

     - funded $1.4 million to acquire the remaining interest it did not own in Brunswick Apartments;

     - funded $3.8 million to acquire the remaining interest it did not own in LFT's CNL portfolio (10 Properties);

     - funded $58.5 million related to the purchase of two separate vacant land parcels for future development;

     - funded $1.25 million to acquire an additional ownership interest in LFT's Guilford portfolio; and

     - acquired $25.0 million of 8.25% preferred securities of WRP Convertible Trust I, an affiliate of WRP Newco.

         From January 1, 2001 to February 15, 2001, the Company:

     - acquired Suerte Apartments, a 272-unit property located in San Diego, California for approximately $37.5 million (assumed mortgage debt of approximately $18.5 million), Westside Villas VI, an 18-unit property located in Los Angeles, California for $4.6 million and Riverview Apartments, a 92-unit property located in Norwalk, Connecticut for $9.6 million (assumed mortgage debt of $6.3 million).

     - disposed of Meadowood II Apartments in Indianapolis, Indiana for $1.3 million, Concorde Bridge Apartments in Overland Park, Kansas for $15.6 million and Springs of Country Woods in Salt Lake City, Utah for $31.0 million.

     - funded $12.4 million to pay off at maturity the mortgage debt on two properties.

     - funded $11.6 million related to the development, earnout and joint venture agreements.

     - entered into two $100 million forward starting swaps commencing on March 1, 2001 and expiring on March 1, 2011. The Company will pay an interest rate of 5.958% on the first $100 million and 5.965% on the second $100 million and will receive an interest rate of 90-day LIBOR under both swaps.

         As of December 31, 2000, the Company had total indebtedness of approximately $5.7 billion. Mortgage indebtedness aggregated $3.2 billion (including premiums of $1.2 million), inclusive of $838.3 million of tax-exempt bond indebtedness. Unsecured debt, aggregated $2.5 billion (including net discounts and premiums of $1.2 million), inclusive of $127.8 million tax-exempt bond indebtedness.

         The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133/138, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. This new accounting standard requires companies to carry all derivative instruments, including certain embedded derivatives, in the statement of financial condition at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The Company uses only qualifying hedges that are designated specifically to reduce exposure to interest rate risk by locking in the expected future cash payments on certain liabilities. This is typically accomplished using an interest rate swap or treasury lock collar. For financial reporting purposes, the gain or loss on the effective portion of the interest rate hedge is recorded as a component of equity, which becomes reclassified into earnings along with payments on the hedged liability.

         Upon adoption of SFAS No. 133/138 in January 2001, the Company recorded a net transition adjustment in accumulated other comprehensive income and either an unrealized gain or loss on hedges at that time which did not have a material impact on the Company's financial condition and results of operations. Adoption of the standard resulted in the Company recognizing a derivative instrument liability. In general, the amount of volatility will vary with the level of derivative activities during any period.

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

         In November 1998, the Company entered into an interest rate swap agreement that fixed the Company's interest rate on a portion of the Operating Partnership's variable rate tax-exempt bond indebtedness at a rate of 5.81%. This agreement was for a notional amount of $100 million with a termination date of August 2003.

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

         During the year ended December 31, 2000, the Company's total improvements to real estate approximated $137.4 million. Of this amount, approximately $36.0 million, or $351 per unit, related to capital improvements and major repairs for the 1998, 1999 and 2000 Acquired Properties. Capital improvements and major repairs for all of the Company's pre-EQR IPO properties and 1993, 1994, 1995, 1996 and 1997 Acquired Properties approximated $35.4 million, or $330 per unit. Capital spent for replacement-type items approximated $57.1 million, or $273 per unit. In addition, approximately $6.3 million was spent on eight specific assets related to major renovations and repositioning of these assets. Also included in total improvements to real estate was approximately $0.8 million spent on commercial/other assets and $1.8 million spent on the Partially Owned Properties. Such improvements to real estate were primarily funded from net cash provided by operating activities. Total improvements to real estate budgeted for 2001 are estimated to be approximately $140.0 million.

         Also included in total capital expenditures for the Company was approximately $5.4 million for non-real estate additions such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company's property management offices and its corporate offices. Such additions to non-real estate property were primarily funded from net cash provided by operating activities. Total additions to non-real estate property budgeted for 2001 are estimated to be approximately $6.0 million.

         The Company, through its Globe subsidiary, has a policy for capitalizing expenditures made for rental furniture and property and equipment, including new acquisitions and the costs associated with placing these assets into service. Globe purchases furniture to replace furniture that has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. Expenditures for property and equipment that significantly enhance the value of existing assets or substantially extend the useful life of an asset are capitalized. Expenditures for ordinary maintenance and repairs related to property and equipment are expensed as incurred. For the period July 11, 2000 through December 31, 2000, total additions to rental furniture and property and equipment approximated $14.5 million. Such additions to rental furniture and property and equipment were primarily funded from working capital reserves and from net cash provided by operating activities. Total additions to rental furniture and property and equipment budgeted for 2001 are estimated to be approximately $25.0 million.

         Minority Interests as of December 31, 2000 increased by $155.6 million when compared to December 31, 1999. The primary factors that contributed to changes in the book value of Minority Interest during the year were:

     - distributions declared to Minority Interests, which amounted to $38.8 million for 2000 (excluding preference unit/interest distributions);

     - the allocation of income from operations in the amount of $41.7 million;

     -    the conversion of OP Units into Common Shares; and

     - the issuance of Common Shares, OP Units, Preference Units and Preference Interests during 2000.

         Total distributions paid in 2000 amounted to $563.4 million, which included certain distributions declared in the fourth quarters of 1999 and 2000. The Company paid a $0.815 per Common Share distribution on December 31, 2000 for the quarter ended December 31, 2000 to Common Shareholders and Minority Interest holders of record as of December 20, 2000.

         The Company expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing Properties and scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its line of credit. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities including additional OP Units as well as from undistributed FFO and proceeds received from the disposition of certain Properties. In addition, the Company has certain uncollateralized Properties available to secure for additional mortgage borrowings in the event that the public capital markets are unavailable to the Company or the cost of alternative sources of capital to the Company is too high.

         The Company has a revolving credit facility with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers to provide the Operating Partnership with potential borrowings of up to $700 million. This line of credit matures in August 2002. As of February 15, 2001, $200 million was outstanding under this facility at a weighted average interest rate of 6.34%.

         In connection with the Globe Merger, the Company assumed a revolving credit facility with Fifth Third Bank with potential borrowings of up to $55.0 million. This line of credit matures in May, 2003. As of February 15, 2001, no amounts were outstanding under this facility.

         In connection with the Wellsford Merger, the Company provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of February 15, 2001, this enhancement was still in effect at a commitment amount of $12.7 million.

         In connection with a joint venture, the Company has an obligation to fund up to an additional $17.5 million to guarantee third party construction financing.

         Pursuant to the terms of a Stock Purchase Agreement with Wellsford Real Properties, Inc. ("WRP Newco"), the Company had agreed to purchase up to 1,000,000 shares of WRP Newco Series A Preferred at $25.00 per share on a standby basis over a three-year period ending May 30, 2000. This agreement was terminated on May 5, 2000, and, as such, the Company has no further obligations under this agreement.

         On May 5, 2000, the Company acquired $25.0 million of 8.25% preferred securities of WRP Convertible Trust I, an affiliate of WRP Newco. The preferred securities are indirectly convertible into WRP Newco common share under certain circumstances.

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

         Part of the Company's strategy in funding the purchase of multifamily properties, funding its Properties in the development stage and the funding of the Company's investment in joint ventures with multifamily real estate developers is to utilize its line of credit and to subsequently repay the line of credit from the issuance of additional equity or debt securities or the disposition of Properties. Utilizing this strategy during 1999, the Company:

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

     - issued 1.2 million Common Shares receiving net proceeds of $38.5 million; and

     - issued one Series of Cumulative Convertible Redeemable Preference Interests receiving net proceeds of $39 million.

         All of these proceeds were utilized to either:

     -    purchase additional properties;

     -    provide funding for properties in the development stage; and/or

     -    repay the line of credit and mortgage indebtedness on certain
          Properties.

         During the year ended December 31, 1999, the Company:

     - assumed and/or entered into new mortgage indebtedness of approximately $69.9 million, issued OP Units with a value of $25.2 million and issued Junior Convertible Preference Units with a value of $3.0 million with respect to the 1999 Acquired Properties. The total purchase price of the 1999 Acquired Properties was approximately $1.4 billion.

     - repaid the 1999 Notes that matured on May 15, 1999 totaling $125 million.

     - repaid the 1999-A Notes that matured on November 24, 1999 totaling $25 million

     - repaid approximately $60.8 million of mortgage indebtedness on 31 Properties.

     - refinanced the debt on six existing properties totaling $45.0 million with new mortgage indebtedness totaling $65.7 million.

     - funded $196.5 million related to the development, earnout and joint venture agreements.

         As of December 31, 1999, the Company had total indebtedness of approximately $5.5 billion. Mortgage indebtedness aggregated $2.9 billion (including premiums of $2.1 million), inclusive of $838 million of tax-exempt bond indebtedness. Unsecured debt aggregated $2.3 billion (including net discounts and premiums in the amount of $2.5 million), inclusive of $127.8 million of tax-exempt bond indebtedness.

FUNDS FROM OPERATIONS

         The following is a reconciliation of net income to FFO available to Common Shares and OP Units for the years ended December 31, 2000, 1999 and 1998:

-------------------------------------------------------------------------------
                       Statements of Funds From Operations
          (Amounts in thousands, except per share and OP Unit amounts)
-------------------------------------------------------------------------------

                                                                 Year             Year              Year
                                                                 Ended            Ended             Ended
                                                                12/31/00         12/31/99          12/31/98
                                                             ------------      -----------      ------------
   Net income                                                $    549,451      $   393,881      $   258,206
   Adjustments:
        Allocation to Minority Interests
        - Operating Partnership                                    41,761           29,536            18,529
        Depreciation on real estate assets*                       438,735          402,466           296,691
        Extraordinary items                                         5,592              451                 -
        Loss on investment in technology segment**                  1,000                -                 -
        Net gain on sales of real estate                        (198,426)         (93,535)          (21,703)
                                                             ------------      -----------      ------------
   FFO before preferred distributions                             838,113          732,799           551,723
   Preferred distributions                                      (111,941)        (113,196)          (92,917)
                                                             ------------      -----------      ------------
   FFO available to Common Shares
        and OP Units - basic                                 $    726,172      $   619,603      $    458,806
                                                             ============      ===========      ============
   FFO available to Common Shares
        and OP Units - diluted                               $    760,610      $   664,657      $    469,622
                                                             ============      ===========      ============
   FFO per share and OP Unit - basic                         $       5.12      $      4.59      $       4.11
                                                             ============      ===========      ============
   FFO per share and OP Unit - diluted                       $       5.00      $      4.50      $       4.05
                                                             ============      ===========      ============
   Weighted average Common Shares and OP Units
        Outstanding - basic                                       141,960          135,001           111,713
                                                             ============      ===========      ============
   Weighted average Common Shares and OP Units
        Outstanding - diluted                                     152,203          147,678           115,919
                                                             ============      ===========      ============

* INCLUDES $2,720, $1,009 AND $183 FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998, RESPECTIVELY, RELATED TO THE COMPANY'S SHARE OF DEPRECIATION FROM UNCONSOLIDATED PROPERTIES. EXCLUDES $1,476 FOR THE YEAR ENDED DECEMBER 31, 2000 RELATED TO THE MINORITY INTERESTS' SHARE OF DEPRECIATION FROM PARTIALLY OWNED PROPERTIES.

** REPRESENTS THE COMPANY'S PORTION OF LOSSES RELATED TO ITS INVESTMENT IN BROADBAND RESIDENTIAL, INC. THESE EXPENSES HAVE BEEN ADDED BACK TO OPERATIONS FOR THE DETERMINATION OF FFO. THE EFFECT OF INCLUDING THIS EXPENSE IN FFO WOULD BE $(0.007) FOR THE YEAR ENDED DECEMBER 31, 2000.

         For the year ended December 31, 2000, Funds From Operations ("FFO") available to Common Shares and OP Units increased $106.6 million, or 17.2%, as compared to the year ended December 31, 1999. For the year ended December 31, 1999, FFO increased $160.8 million, or 35.0%, as compared to the year ended December 31, 1998.

         FFO represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States (("GAAP")), excluding gains or losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated entities and extraordinary items. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. This definition of FFO is in accordance with the National Association of Real Estate Investment Trust's ("NAREIT") recommended definition. NAREIT modified this definition effective January 1, 2000. Nevertheless, this modification had no impact upon the Company's calculation of FFO for either the current or prior periods presented.

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

         The Company has total outstanding debt of approximately $5.7 billion at December 31, 2000, of which approximately $821.0 million, or 14.4% is floating rate debt, including the effects of any interest rate protection agreements. If market rates of interest on the Company's floating rate debt increase by 61 basis points (a 10% increase), the increase in interest expense on the Company's floating rate debt would decrease future earnings and cash flows by approximately $5.0 million. If market rates of interest on the Company's floating rate debt decrease by 61 basis points (a 10% decrease), the decrease in interest expense on the Company's floating rate debt would increase future earnings and cash flows by approximately $5.0 million.

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

         The information required by Item 10, Item 11, Item 12 and Item 13 are incorporated by reference to, and will be contained in, the Company's definitive proxy statement, which the Company anticipates will be filed no later than April 30, 2001, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

                                     PART IV


     ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)
     (1 & 2) See Index to Financial Statements and Schedules on page F-1 of this Form 10-K.

     (3) Exhibits:

2.1^ Agreement and Plan of Merger and First Amendment Thereto by and between Equity Residential Properties Trust and Merry Land
                  & Investment Company, Inc. dated as of July 8, 1998 and
                  September 4, 1998, respectively.

2.2^^             Articles of Merger by and between Equity Residential
                  Properties Trust and Merry Land & Investment Company, Inc.

2.3^^^            Agreement and Plan of Merger between Equity Residential
                  Properties Trust and Lexford Residential Trust dated as of
                  June 30, 1999.

2.4^^^^           Articles of Merger by and between Equity Residential
                  Properties Trust and Lexford Residential Trust.

2.5^^^^^          Agreement and Plan of Merger among Grove Property Trust, Grove
                  Operating, L.P. and ERP Operating Limited Partnership dated as of July 17, 2000.

3.1+              Second Amended and Restated Declaration of Trust of Equity
                  Residential Properties Trust dated May 30, 1997
                  ("Declaration of Trust").

3.2++             Articles Supplementary to Declaration of Trust dated
                  September 22, 1997.

3.3+++            Articles Supplementary to Declaration of Trust dated
                  September 30, 1998.

3.4               Articles Supplementary to Declaration of Trust dated
                  September 27, 1999.

3.5               Articles Supplementary to Declaration of Trust dated
                  March 3, 2000.

3.6               Articles Supplementary to Declaration of Trust dated
                  March 23, 2000.

3.7               Articles Supplementary to Declaration of Trust dated
                  May 1, 2000.

3.8               Articles Supplementary to Declaration of Trust dated
                  August 11, 2000.

3.9               Articles Supplementary to Declaration of Trust dated
                  December 8, 2000.

3.10++++          Third Amended and Restated Bylaws of Equity Residential
                  Properties Trust.

4.1*              Indenture, dated October 1, 1994, between the Operating
                  Partnership, as obligor and The First National Bank of
                  Chicago, as trustee.

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

10.4***           Noncompetition Agreement (Zell).

10.5***           Noncompetition Agreement (Crocker).

10.6***           Noncompetition Agreement (Spector).

10.7***           Form of Noncompetition Agreement (other officers).

10.8*** Amended and Restated Master Reimbursement Agreement, dated as of November 1, 1996 by and between Federal National Mortgage
                  Association and EQR-Bond Partnership.

10.9*****         Revolving Credit Agreement dated as of August 12, 1999 among the Operating Partnership, the Banks listed therein, Bank of
                  America, National Association, as administrative agent, The
                  Chase Manhattan Bank, as syndication agent, Morgan Guaranty
                  Trust Company of New York, as documentation agent, Bank of
                  America Securities LLC, as joint lead arranger, and Chase
                  Securities Inc., as joint lead arranger.

10.10*****        First Amendment to Revolving Credit Agreement dated November
                  10, 1999 between the Operating Partnership, Bank of America,
                  National Association, as administrative agent, The Chase
                  Manhattan Bank, as syndication agent, Morgan Guaranty Trust
                  Company of New York, as documentation agent and the Banks
                  listed as signatories thereto.

10.11*****        Amended and Restated Limited Partnership Agreement of Lexford
                  Properties, L.P.

12                Computation of Ratio of Earnings to Fixed Charges

21                List of Subsidiaries of Equity Residential Properties Trust

23.1              Consent of Ernst & Young LLP

24.1              Power of Attorney for John W. Alexander dated February 7, 2001

24.2              Power of Attorney for Stephen O. Evans dated February 7, 2001



24.3              Power of Attorney for Errol R. Halperin dated February 7, 2001

24.4              Power of Attorney for Edward Lowenthal dated February 7, 2001

24.5              Power of Attorney for Jeffrey H. Lynford dated February 7, 2001

24.6              Power of Attorney for B. Joseph White dated February 7, 2001

24.7              Power of Attorney for Sheli Z. Rosenberg dated February 8,
                  2001

24.8              Power of Attorney for Henry H. Goldberg dated February 9, 2001

24.9              Power of Attorney for James D. Harper, Jr. dated February 12,
                  2001

24.10             Power of Attorney for Boone A. Knox dated February 12, 2001

24.11             Power of Attorney for Michael N. Thompson dated February 12,
                  2001

24.12             Power of Attorney for Samuel Zell dated February 15, 2001

------------------------------------

^        Included as Appendix A in the Company's Form S-4 filed on September 14,
         1998.

^^       Included as Appendix B in the Company's Form S-4 filed on September 14,
         1998.

^^^      Included as Appendix A in the Company's Form S-4 filed on July 23,
         1999.

^^^^ Included as an exhibit to the Company's Form 8-K dated October 1, 1999, filed on October 5, 1999.

^^^^^ Included as Appendix A to the Company's Form S-4 Registration Statement No. 333-44576, filed on July 23, 2000.

+ Included as an exhibit to the Company's Form 8-K dated May 30, 1997, filed on June 5, 1997.

++       Included as an exhibit to the Company's Form 8-A filed September 19,
         1997.

+++      Included as an exhibit to the Company's Form 8-A filed October 16,
         1998.

++++ Included as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1999.

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

***** Included as an exhibit to the Company's Form 10-K for the year ended December 31, 1999.

(b)  Reports on Form 8-K:

A Report on Form 8-K dated December 11, 2000, disclosing additional financial information of Grove Property Trust as of October 31, 2000.

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


                                EQUITY RESIDENTIAL PROPERTIES TRUST


Date: February 19, 2001         By:  /s/ Douglas Crocker II
      -----------------            -------------------------------------------
                                         Douglas Crocker II
                                   President, Chief Executive Officer,
                                      Trustee and *Attorney-in-Fact


Date: February 19, 2001         By:  /s/ David J. Neithercut
      -----------------            -------------------------------------------
                                         David J. Neithercut
                                      Executive Vice President and
                                         Chief Financial Officer

Date: February 19, 2001         By:  /s/ Michael J. McHugh
      -----------------            -------------------------------------------
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


Date: February 19, 2001         By:  /s/ Samuel Zell
      -----------------            -------------------------------------------
                                         Samuel Zell
                                   Chairman of the Board of Trustees

Date: February 19, 2001         By:  /s/ Gerald A. Spector
      -----------------            -------------------------------------------
                                         Gerald A. Spector
                                     Executive Vice President, Chief
                                      Operating Officer and Trustee

Date: February 19, 2001         By:  /s/ Sheli Z. Rosenberg
      -----------------            -------------------------------------------
                                         Sheli Z. Rosenberg
                                              Trustee

                                    PART IV

Date: February 19, 2001         By:  /s/ James D. Harper*
      -----------------            -------------------------------------------
                                         James D. Harper
                                              Trustee

Date: February 19, 2001         By:  /s/ Errol R. Halperin*
      -----------------            -------------------------------------------
                                         Errol R. Halperin
                                              Trustee

Date: February 19, 2001         By:  /s/ John W. Alexander*
      -----------------            -------------------------------------------
                                         John W. Alexander
                                               Trustee

Date: February 19, 2001         By:  /s/ B. Joseph White*
      -----------------            -------------------------------------------
                                         B. Joseph White
                                              Trustee

Date: February 19, 2001         By:  /s/ Henry H. Goldberg*
      -----------------            -------------------------------------------
                                         Henry H. Goldberg
                                               Trustee

Date: February 19, 2001         By:  /s/ Jeffrey H. Lynford*
      -----------------            -------------------------------------------
                                         Jeffrey H. Lynford
                                              Trustee

Date: February 19, 2001         By:  /s/ Edward Lowenthal*
      -----------------            -------------------------------------------
                                         Edward Lowenthal
                                              Trustee

Date: February 19, 2001         By:  /s/ Stephen O. Evans*
      -----------------            -------------------------------------------
                                         Stephen O. Evans
                                              Trustee

Date: February 19, 2001         By:  /s/ Boone A. Knox*
      -----------------            -------------------------------------------
                                         Boone A. Knox
                                              Trustee

Date: February 19, 2001         By:  /s/ Michael N. Thompson*
      -----------------            -------------------------------------------
                                         Michael N. Thompson
                                               Trustee


* By: /s/ Michael J. McHugh
     -------------------------
        Michael J. McHugh
       as Attorney-in-fact

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                       EQUITY RESIDENTIAL PROPERTIES TRUST

                                                                                                        PAGE
                                                                                                        ----
  FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

            Report of Independent Auditors........................................................     F-2

            Consolidated Balance Sheets as of
                December 31, 2000 and 1999........................................................     F-3

            Consolidated Statements of Operations for
                the years ended December 31, 2000, 1999 and 1998..................................     F-4

            Consolidated Statements of Cash Flows for
                the years ended December 31, 2000, 1999 and 1998..................................     F-5 to F-7

            Consolidated Statements of Changes in Shareholders' Equity
                for the years ended December 31, 2000, 1999 and 1998..............................     F-8 to F-9

            Notes to Consolidated Financial Statements............................................     F-10 to F-42

SCHEDULE FILED AS PART OF THIS REPORT

            Schedule III - Real Estate and Accumulated Depreciation...............................     S-1 to S-15

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Trustees and Shareholders
Equity Residential Properties Trust

We have audited the accompanying consolidated balance sheets of Equity Residential Properties Trust (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Residential Properties Trust at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                            ERNST & YOUNG LLP


Chicago, Illinois
February 15, 2001

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

                                                                         DECEMBER 31,         DECEMBER 31,
                                                                             2000                 1999
                                                                      -----------------   -----------------
   ASSETS
   Investment in real estate
     Land                                                             $       1,770,019   $       1,550,378
     Depreciable property                                                    10,782,311          10,670,550
     Construction in progress                                                    39,130              18,035
                                                                      -----------------   -----------------
                                                                             12,591,460          12,238,963
     Accumulated depreciation                                               (1,352,236)         (1,070,487)
                                                                      -----------------   -----------------
   Investment in real estate, net of accumulated depreciation                11,239,224          11,168,476

   Real estate held for disposition                                              51,637              12,868
   Cash and cash equivalents                                                     23,772              29,117
   Investment in mortgage notes, net                                             77,184              84,977
   Investments in unconsolidated entities                                       316,540             140,284
   Rents receivable                                                               1,801               1,731
   Deposits - restricted                                                        231,639             111,270
   Escrow deposits - mortgage                                                    70,470              75,328
   Deferred financing costs, net                                                 29,706              33,968
   Rental furniture, net                                                         60,183                   -
   Property and equipment, net                                                    7,620                   -
   Goodwill, net                                                                 67,589                   -
   Other assets                                                                  86,601              57,670
                                                                      -----------------   -----------------
          TOTAL ASSETS                                                $      12,263,966   $      11,715,689
                                                                      =================   =================
   LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities:
     Mortgage notes payable                                           $       3,230,611   $       2,883,583
     Notes, net                                                               2,120,079           2,290,285
     Lines of credit                                                            355,462             300,000
     Accounts payable and accrued expenses                                      107,818             102,955
     Accrued interest payable                                                    51,877              44,257
     Rents received in advance and other liabilities                            100,819              74,196
     Security deposits                                                           46,272              39,687
     Distributions payable                                                       18,863              18,813
                                                                      -----------------   -----------------
          TOTAL LIABILITIES                                                   6,031,801           5,753,776
                                                                      -----------------   -----------------
   COMMITMENTS AND CONTINGENCIES
   Minority Interests:
      Operating Partnership                                                     609,734             456,979
      Partially Owned Properties                                                  2,884                   -
                                                                      -----------------   -----------------
          Total Minority Interests                                              612,618             456,979
                                                                      -----------------   -----------------
   Shareholders' equity:
      Preferred Shares of beneficial interest, $.01 par value; 100,000,000 shares authorized; 20,003,166 shares issued and outstanding as of
          December 31, 2000 and 25,085,652
          shares issued and outstanding as of December 31, 1999               1,183,136           1,310,266
      Common Shares of beneficial interest, $.01 par value;
          350,000,000 shares authorized; 132,616,375 shares issued
          and outstanding as of December 31, 2000 and 127,450,798
          shares issued and outstanding as of December 31, 1999                   1,326               1,275
      Paid in capital                                                         4,739,782           4,523,919
      Employee notes                                                            (4,346)             (4,670)
      Distributions in excess of accumulated earnings                         (300,351)           (325,856)
                                                                      -----------------   -----------------
          TOTAL SHAREHOLDERS' EQUITY                                          5,619,547           5,504,934
                                                                      -----------------   -----------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $      12,263,966   $      11,715,689
                                                                      =================   =================

                            SEE ACCOMPANYING NOTES

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------------
                                                                             2000            1999             1998
                                                                    --------------  -------------   ---------------
REVENUES
    Rental income                                                   $   1,959,785   $   1,711,738   $    1,293,560
    Fee and asset management                                                6,520           5,088            5,622
    Interest income - investment in mortgage notes                         11,192          12,559           18,564
    Interest and other income                                              25,266          13,242           16,145
    Furniture income                                                       27,577               -                -
                                                                    --------------  -------------   ---------------
        Total revenues                                                  2,030,340       1,742,627        1,333,891
                                                                    --------------  -------------   ---------------
EXPENSES
    Property and maintenance                                              503,239         414,026          326,733
    Real estate taxes and insurance                                       182,479         171,289          126,009
    Property management                                                    76,416          61,626           53,101
    Fee and asset management                                                5,157           3,587            4,279
    Depreciation                                                          449,584         408,688          301,869
    Interest:
      Expense incurred                                                    382,946         337,189          246,585
      Amortization of deferred financing costs                              5,473           4,084            2,757
    General and administrative                                             26,385          22,296           20,631
    Furniture operating expenses                                           16,288               -                -
    Amortization of goodwill                                                1,760               -                -
                                                                    --------------  -------------   ---------------
      Total expenses                                                    1,649,727       1,422,785        1,081,964
                                                                    --------------  -------------   ---------------
Income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain on sales
of real estate and extraordinary items                                    380,613         319,842          251,927
Allocation to Minority Interests:
     Operating Partnership                                               (41,761)        (29,536)         (18,529)
     Partially Owned Properties                                               132          -               -
Income from investments in unconsolidated entities                         17,633          10,491            3,105
Net gain on sales of real estate                                          198,426          93,535           21,703
                                                                    --------------  -------------   ---------------
Income before extraordinary items                                         555,043         394,332          258,206
Extraordinary items                                                       (5,592)           (451)          -
                                                                    --------------  -------------   ---------------
Net income                                                                549,451         393,881          258,206
Preferred distributions                                                 (111,941)       (113,196)         (92,917)
                                                                    --------------  -------------   ---------------
Net income available to Common Shares                               $     437,510   $     280,685   $      165,289
                                                                    =============   =============   ===============
Net income per share - basic                                        $        3.38   $        2.30   $         1.65
                                                                    =============   =============   ===============
Net income per share - diluted                                      $        3.34   $        2.29   $         1.63
                                                                    =============   =============   ===============
Weighted average Common Shares outstanding - basic                        129,507         122,175          100,370
                                                                    =============   =============   ===============
Weighted average Common Shares outstanding - diluted                      145,633         135,655          112,578
                                                                    =============   =============   ===============
Distributions declared per Common Share outstanding                 $        3.15   $        2.94   $         2.72
                                                                    =============   =============   ===============
Tax treatment of distributions:
     Ordinary income                                                $        3.06   $        2.56   $         2.14
                                                                    =============   =============   ===============
     Return of capital                                              $      -        $        0.26   $         0.52
                                                                    =============   =============   ===============
     Long-term capital gain                                         $        0.03   $        0.09   $         0.01
                                                                    =============   =============   ===============
     Unrecaptured section 1250 gain                                 $        0.06   $        0.03   $         0.05
                                                                    =============   =============   ===============

                            SEE ACCOMPANYING NOTES

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                                           YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------------
                                                                                    2000              1999             1998
                                                                              -------------   --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $     549,451   $      393,881  $     258,206
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
 Allocation to Minority Interests:
     Operating Partnership                                                           41,761           29,536         18,529
     Partially Owned Properties                                                       (132)         --             --
 Depreciation                                                                       449,584          408,688        301,869
 Amortization of deferred financing costs                                             5,473            4,084          2,757
 Amortization of discount on investment in mortgage notes                           (1,249)          (1,165)        (3,015)
 Amortization of goodwill                                                             1,760         --             --
 Amortization of discounts and premiums on debt                                     (2,332)          (2,322)        (1,958)
 Amortization of deferred settlements on interest
     rate protection agreements                                                         333              987          1,649
 Equity from (earnings) losses in investments in unconsolidated entities                418          (3,366)        (1,066)
 Net gain on sales of real estate                                                 (198,426)         (93,535)       (21,703)
 Gain on sales of property and equipment                                                (4)         --             --
 Loss on sale of mortgage receivable                                                    710         --             --
 Book value of furniture sales and rental buyouts                                     6,345         --             --
 Gain on extinguishment of debt                                                       (209)         --             --
 Compensation paid with Company Common Shares                                        15,085            9,625            803

CHANGES IN ASSETS AND LIABILITIES:
   (Increase) decrease in rents receivable                                            (415)            3,559        (1,456)
   Decrease (increase) in deposits - restricted                                       4,207          (9,953)       (13,147)
   Additions to rental furniture                                                   (13,661)         --             --
   (Increase) decrease in other assets                                             (11,993)           47,670        (8,787)
   (Decrease) in accounts payable and accrued expenses                              (4,843)          (5,610)        (3,601)
   Increase (decrease) in accrued interest payable                                    3,104          (6,387)          7,546
   (Decrease) increase in rents received in advance and other liabilities          (11,489)            7,963        (2,077)
   Increase (decrease) in security deposits                                           1,025          (1,802)          7,598
                                                                              -------------   --------------  ---------------
   Net cash provided by operating activities                                        834,503          781,853        542,147
                                                                              -------------   --------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate, net                                                  (664,264)        (632,474)      (990,728)
  Improvements to real estate                                                     (137,404)        (134,716)       (90,608)
  Additions to non-real estate property                                             (5,425)          (7,219)       (11,412)
  Investment in property and equipment                                                (933)         --             --
  Interest capitalized for real estate under construction                           (1,325)          (1,493)        (1,620)
  Proceeds from disposition of real estate, net                                     721,032          329,342        174,796
  Principal receipts on investment in mortgage notes                                  7,885            4,229          2,853
  Investments in unconsolidated entities, net                                     (146,147)         (37,114)       (22,880)
  Proceeds from disposition of unconsolidated entities, net                           4,602         --             --
  (Increase) in deposits on real estate acquisitions, net                          (122,735)         (25,563)      (18,451)
  Decrease (increase) in mortgage deposits                                           18,854           11,117       (20,499)
  Proceeds from sale of mortgage receivables                                          4,024            7,150       --
  Purchase of management contract rights                                              (779)            (285)          (119)
  Business combinations, net of cash acquired                                     (242,281)         (18,274)       (50,139)
  Other investing activities, net                                                     3,243         (14,885)       (17,501)
                                                                              -------------   --------------  ---------------
   Net cash (used for) investing activities                                       (561,653)        (520,185)    (1,046,308)
                                                                              -------------   --------------  ---------------

                             SEE ACCOMPANYING NOTES
                                     F-5

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)


                                                                                         YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------------------
                                                                                 2000              1999             1998
                                                                           ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Loan and bond acquisition costs                                           $       (3,590)   $       (9,522)  $       (9,021)
 MORTGAGE NOTES PAYABLE:
    Proceeds, net                                                                 729,978           204,986          223,491
    Lump sum payoffs                                                             (380,541)         (105,846)         (63,785)
    Scheduled principal payments                                                  (27,719)          (21,147)         (12,624)
 NOTES, NET:
    Proceeds                                                                      --                 298,014          542,227
    Lump sum payoffs                                                             (208,000)         (152,266)        (120,000)
    Scheduled principal payments                                                     (498)          --               --
 LINES OF CREDIT:
    Proceeds                                                                       808,637         1,372,000          859,000
    Repayments                                                                   (820,631)       (1,388,383)        (881,000)
 Proceeds from settlement of interest rate protection agreements                     7,055             1,380            8,130
 Proceeds from sale of Common Shares                                                 7,676             7,717          425,253
 Proceeds from sale of Preferred Shares/Units, net                                 142,350            39,000         --
 Proceeds from exercise of options                                                  25,228            30,750           14,482
 Common Shares repurchased and retired                                            --                 (6,252)         (94,705)
 Payment of offering costs                                                           (294)             (625)         (12,370)
 DISTRIBUTIONS:
    Common Shares                                                                (412,321)         (364,183)        (277,815)
    Preferred Shares/Units                                                       (111,943)         (113,153)         (95,952)
    Minority Interests - Operating Partnership                                    (39,153)          (37,580)         (30,752)
    Minority Interests - Partially Owned Properties                                  (920)          --               --
 Principal receipts on employee notes, net                                             324               203              272
 Receipts on other notes receivable, net                                             6,167             8,391         --
                                                                           ---------------   ---------------  ---------------
   Net cash (used for) provided by financing activities                          (278,195)         (236,516)          474,831
                                                                           ---------------   ---------------  ---------------
Net (decrease) increase  in cash and cash equivalents                              (5,345)            25,152         (29,330)
Cash and cash equivalents, beginning of year                                        29,117             3,965           33,295
                                                                           ---------------   ---------------  ---------------
Cash and cash equivalents, end of year                                     $        23,772   $        29,117  $         3,965
                                                                           ===============   ===============  ===============
SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest                                     $       380,853   $       341,936  $       234,318
                                                                           ===============   ===============  ===============
Mortgage loans assumed and/or entered into through
  acquisitions of real estate                                              $        87,441    $       69,885  $       459,820
                                                                           ===============   ===============  ===============
Net real estate contributed in exchange for OP Units
  or Preference Units                                                      $         4,071   $        28,232  $       169,834
                                                                           ===============   ===============  ===============
Mortgage loans assumed by purchaser in real estate dispositions            $     (345,762)   $      (12,500)  $          -
                                                                           ===============   ===============  ===============
Transfers to real estate held for disposition                              $        51,637   $        12,868  $        29,886
                                                                           ===============   ===============  ===============


                              SEE ACCOMPANYING NOTES
                                      F-6



                                                                                         YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------------------
                                                                                  2000              1999             1998
                                                                           ---------------   --------------   ---------------
SUPPLEMENTAL INFORMATION (CONTINUED):
Investment in mortgage notes converted to investment in real
     estate                                                                $       -         $       -        $        88,184
                                                                           ===============   ==============   ===============
Refinancing of mortgage notes payable in favor of notes, net               $       -         $        92,180  $        35,600
                                                                           ===============   ==============   ===============
Mortgage loans recorded as a result of consolidation of
     previously Unconsolidated Properties                                  $        80,134   $       -        $       -
                                                                           ===============   ==============   ===============
Net liabilities recorded as a result of consolidation of
     previously Unconsolidated Properties                                  $           515   $       -        $       -
                                                                           ===============   ==============   ===============
Net (assets acquired) liabilities assumed through business
     combinations                                                          $      (74,138)   $      (15,604)  $        42,955
                                                                           ===============   ==============   ===============
Mortgage loans assumed through business combinations                       $       204,728   $       499,654  $       184,587
                                                                           ===============   ==============   ===============
Unsecured notes assumed through business combinations                      $        39,564   $         2,266  $       461,956
                                                                           ===============   ==============   ===============
Lines of credit assumed through business combinations                      $        67,456   $        26,383  $        77,000
                                                                           ===============   ==============   ===============
Valuation of Common Shares issued through business
     combinations                                                          $       -         $       181,124  $     1,010,723
                                                                           ===============   ==============   ===============
Valuation of OP Units issued through business combinations                 $        37,228   $  -             $        40,155
                                                                           ===============   ==============   ===============
Liquidation value of Preferred Shares redesignated through
     business combinations                                                 $       -         $  -             $       369,109
                                                                           ===============   ==============   ===============

                              SEE ACCOMPANYING NOTES
                                      F-7

                       EQUITY RESIDENTIAL PROPERTIES TRUST
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)


                                                                                       YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------------------
                                                                                2000              1999           1998
                                                                         ---------------   ---------------- --------------
PREFERRED SHARES

Balance, beginning of year                                               $     1,310,266   $     1,410,574  $    1,041,713
  Issuance of 7.00% Series H Cumulative Convertible                              -                 -                 4,124
  Issuance of 8.82% Series I Cumulative Convertible                              -                 -               100,000
  Issuance of 8.60% Series J Cumulative Convertible                              -                 -               114,985
  Issuance of 8.29% Series K Cumulative Redeemable                               -                 -                50,000
  Issuance of 7.625% Series L Cumulative Redeemable                              -                 -               100,000
  Conversion of Series E Cumulative Convertible                                  (9,860)              (75)            (38)
  Conversion of 7.25% Series G Cumulative Convertible                               (75)           -               -
  Conversion of 7.00% Series H Cumulative Convertible                            (2,215)             (228)           (210)
  Conversion of 8.82% Series I Cumulative Convertible                            -               (100,000)         -
  Conversion of 8.60% Series J Cumulative Convertible                          (114,980)               (5)         -
                                                                         ---------------   ---------------- --------------
Balance, end of year                                                     $     1,183,136   $     1,310,266  $    1,410,574
                                                                         ===============   ================ ==============

COMMON SHARES, $.01 PAR VALUE

Balance, beginning of year                                               $         1,275   $         1,182  $          891
   Issuance through proceeds from offerings                                      -                 -                    74
   Issuance in connection with Mergers and acquisitions                          -                      40             218
   Issuance through conversion of OP Units into Common Shares                          9                12               7
   Issuance through exercise of options                                                8                10               5
   Issuance through restricted share grants, net                                       1                 3         -
   Issuance through Share Purchase - DRIP Plan and Dividend
      Reinvestment - DRIP Plan                                                         1                 1              10
   Issuance through Employee Share Purchase Plan                                       1                 2               1
   Issuance through conversion of Preferred Shares into Common                                          26
      Shares                                                                          31                           -
   Common Shares repurchased and retired                                         -                     (1)            (24)
                                                                         ---------------   ---------------- --------------
Balance, end of year                                                     $         1,326   $         1,275  $        1,182
                                                                         ===============   ================ ==============



                            SEE ACCOMPANYING NOTES
                                     F-8

                       EQUITY RESIDENTIAL PROPERTIES TRUST
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (CONTINUED)


                                                                                       YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------------------
                                                                               2000              1999            1998
                                                                         ---------------   ---------------- --------------
PAID IN CAPITAL

Balance, beginning of year                                               $     4,523,919   $     4,169,102  $    2,785,661
   Issuance of Common Shares through proceeds from
       offerings                                                                 -                 -               370,385
   Issuance of Common Shares in connection with Mergers and
       acquisitions                                                              -                 181,084       1,010,505
   Issuance of Common Shares through conversion of OP Units
       into Common Shares                                                         42,766            39,683          19,806
   Issuance of Common Shares through exercise of options                          25,220            30,740          14,477
   Issuance of Common Shares through restricted share grants, net                 16,024             8,374         -
   Issuance of Common Shares through Share Purchase -
       DRIP Plan                                                                     595               954          50,674
   Issuance of Common Shares through Dividend Reinvestment -
       DRIP Plan                                                                   1,665             1,525             419
   Issuance of Common Shares through Employee Share
       Purchase Plan                                                               5,414             5,235           3,690
   Issuance of Common Shares through 401(k) Plan                                 -                   1,248             803
   Issuance of Common Shares through conversion of Preferred
       Shares into Common Shares                                                 127,099           100,282             248
   Common Shares repurchased and retired                                         -                 (6,251)        (94,681)
   Offering costs                                                                (3,944)           (1,625)        (12,370)
   Receipts (advances) on other notes receivable, net                              4,045           (4,045)          -
   Adjustment for Minority Interests ownership in
       Operating Partnership                                                     (3,021)           (2,387)          19,485
                                                                         ---------------   ---------------- --------------
Balance, end of year                                                     $     4,739,782   $     4,523,919  $    4,169,102
                                                                         ===============   ================ ==============
EMPLOYEE NOTES

Balance, beginning of year                                               $       (4,670)   $       (4,873)  $      (5,145)
   Principal receipts, net                                                           324               203             272
                                                                         ---------------   ---------------- --------------
Balance, end of year                                                     $       (4,346)   $       (4,670)  $      (4,873)
                                                                         ===============   ================ ==============
DISTRIBUTIONS IN EXCESS OF ACCUMULATED EARNINGS

Balance, beginning of year                                               $     (325,856)   $     (245,538)  $    (133,129)
   Net income                                                                    549,451           393,881         258,206
   Preference Unit distributions                                                (11,087)           (1,185)         -
   Preferred distributions                                                     (100,854)         (112,011)        (92,917)
   Distributions on Common Shares                                              (412,005)         (361,003)       (277,698)
                                                                         ---------------   ---------------- --------------
Balance, end of year                                                     $     (300,351)   $     (325,856)  $    (245,538)
                                                                         ===============   ================ ==============



                            SEE ACCOMPANYING NOTES
                                     F-9

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS AND FORMATION OF THE COMPANY

         Equity Residential Properties Trust, formed in March 1993, ("EQR"), is a self-administered and self-managed equity real estate investment trust ("REIT"). As used herein, the term "Company" means EQR, and its subsidiaries, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust ("Wellsford") (the "Wellsford Merger"), Evans Withycombe Residential, Inc. ("EWR") (the "EWR Merger"), Merry Land & Investment Company, Inc. ("MRY") (the "MRY Merger") and Lexford Residential Trust ("LFT") (the "LFT Merger") (collectively, the "Mergers"). The Company also includes Globe Business Resources, Inc. ("Globe"), Temporary Quarters, Inc. ("TQ") and Grove Property Trust ("Grove"). The Company has elected to be taxed as a REIT under Section 856(c) of the Internal Revenue Code 1986, as amended (the "Code").

         The Company is engaged in the acquisition, disposition, ownership, management and operation of multifamily properties. As of December 31, 2000, the Company owned or had interests in a portfolio of 1,104 multifamily properties containing 227,704 apartment units (individually a "Property" and collectively the "Properties") located in 36 states throughout the United States consisting of the following:


                                              Number of        Number of
                                              Properties         Units
                                              ------------    ------------
  Wholly Owned Properties                        998            207,610
  Partially Owned Properties                      15              3,067
  Unconsolidated Properties                       91             17,027
                                              ------------    ------------
  Total Properties                             1,104            227,704
                                              ============    ============


         The "Partially Owned Properties" are controlled and partially owned by the Company but have partners with minority interests and are accounted for under the consolidation method of accounting. The "Unconsolidated Properties" are partially owned but not controlled by the Company and consist of investments in partnership interests and/or subordinated mortgages that are accounted for under the equity method of accounting.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The Mergers and acquisitions were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16. The fair value of the consideration given by the Company in the

Mergers was used as the valuation basis for each of the combinations. The accompanying consolidated statements of operations and cash flows include the results of the Properties purchased through the Mergers from their respective closing dates.

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

         The Company classifies Properties under development and/or expansion and properties in the lease up phase as construction in progress until construction has been completed and all certificates of occupancy permits have been obtained. The Company also classifies land relating to construction in progress as land on its balance sheet.

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

      DEFERRED FINANCING COSTS

         Deferred financing costs include fees and costs incurred to obtain the Company's lines of credit, long-term financings and costs for certain interest rate protection agreements. These costs are amortized over the terms of the related debt. Unamortized financing costs are written-off when debt is retired before the maturity date. The accumulated amortization of such deferred financing costs was $17.7 million and $11.1 million at December 31, 2000 and 1999, respectively.

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

      GOODWILL

         Goodwill is amortized on a straight-line basis over a period of 20 years. The Company periodically reviews goodwill for impairment and if a permanent decline in value has occurred, the Company would reduce its goodwill balance to fair value. Accumulated amortization of goodwill was $1.8 million at December 31, 2000.

      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133/138, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. This new accounting standard requires companies to carry all derivative instruments, including certain embedded derivatives, in the statement of financial condition at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The Company uses only qualifying hedges that are designated specifically to reduce exposure to interest rate risk by locking in the expected future cash payments on certain liabilities. This is typically accomplished using an interest rate swap or treasury lock collar. For financial reporting purposes, the gain or loss on the effective portion of the interest rate hedge is recorded as a component of equity, which becomes reclassified into earnings along with payments on the hedged liability.

         Upon adoption of SFAS No. 133/138 in January 2001, the Company recorded a net transition adjustment in accumulated other comprehensive income and either an unrealized gain or loss on hedges at that time which did not have a material impact on the Company's financial condition and results of operations. Adoption of the standard resulted in the Company recognizing a derivative instrument liability. In general, the amount of volatility will vary with the level of derivative activities during any period.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair values of the Company's financial instruments (excluding the Company's investment in mortgage notes - see Note 8), including cash and cash equivalents, mortgage notes payable, other notes payable, lines of credit and other financial instruments, approximate their carrying or contract values.

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

         Leases of furniture generally have an initial term of three to six months in duration and can be extended by the customer on a month-to-month basis. Furniture rentals are accounted for as operating leases, and revenue is recorded in the month earned. For sales of furniture, as well as rental buyouts, revenue and related cost of sales are recorded when the furniture is delivered or taken off lease. Revenues from both furniture rentals and sales are included in furniture income while the associated costs of those rentals and sales are included in furniture operating expenses in the consolidated statements of operations.

      INCOME TAXES

         Due to the structure of the Company as a REIT and the nature of the operations of the Properties and management business, the results of operations contain no provision for federal income taxes. The Company is subject to certain state and local income, excise and franchise taxes. The aggregate cost of land and depreciable property for federal income tax purposes as of December 31, 2000 and 1999 was approximately $9.2 billion and $9.1 billion, respectively.

      MINORITY INTERESTS

         Operating Partnership: Net income is allocated to minority interests based on their respective ownership percentage of the Operating Partnership. The ownership percentage is calculated by dividing the number of Operating Partnership Units ("OP Units") held by the minority interests by the total OP Units held by the minority interests and the Company. Issuance of additional Common Shares and OP Units changes the ownership interests of both the minority interests and the Company. Such transactions and the proceeds therefrom are treated as capital transactions.

          Partially Owned Properties: The Company reflects minority interests in partially owned properties on the balance sheet for the portion of properties consolidated by the Company that are not wholly owned by the Company. The earnings or losses from those properties attributable to the minority interests are reflected as minority interests in partially owned properties in the consolidated statements of operations.

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

      RECLASSIFICATIONS

         Certain reclassifications have been made to the previously reported financial statements in order to provide comparability with the 2000 statements reported herein. These reclassifications have not changed the results of operations or shareholders' equity.

      REPORTABLE SEGMENTS

         The Company has one primary reportable business segment, which consists of investment in rental real estate. The Company's primary business is owning, managing and operating multifamily residential properties which includes the generation of rental and other related income through the leasing of apartment units to tenants. The Company also has a segment for corporate level activity including such items as fee and asset management income, furniture rental/sales activity, interest income earned on short-term investments and investment in mortgage notes, income or loss from investments in unconsolidated entities, general and administrative expenses, and interest expense on mortgage notes payable, unsecured note issuances, and lines of credit. The Company's fee and asset management and furniture rental/sales activities are immaterial and do not meet the threshold requirements of reportable segments as provided for in Statement No. 131.

         The Company evaluates performance and allocates resources primarily based on the rental, furniture and other income generated from each property less property and maintenance expenses, real estate taxes and insurance, property management expenses, fee and asset management expenses, and furniture expenses, which is considered net operating income ("NOI"). However, all other segment measurements are disclosed in the Company's consolidated financial statements, and accordingly the accounting policies of the reportable segments are the same as those described elsewhere in the Summary of Significant Accounting Policies.

         The Company also considers funds from operations ("FFO") to be a primary measure of the performance of real estate companies including an equity REIT. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States ("GAAP") and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Company's calculation of FFO represents net income available to Common Shares, excluding gains or losses on dispositions of properties, gains or losses on early extinguishment of debt, and write-off of unamortized costs on refinanced debt, plus depreciation on real estate assets and income allocated to Minority Interests. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REIT's and, accordingly, may not be comparable to such other REIT's. The Company adopted, effective January 1, 2000, the National Association of Real Estate Investment Trust's ("NAREIT") updated recommended definition of FFO as approved in the fourth quarter of 1999.

         All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants who contributed 10% or more of the Company's total revenues during 2000, 1999 or 1998. Interest expense on debt is not allocated to individual Properties, even if the Properties secure such debt. Further, minority interest in consolidated subsidiaries is not allocated to the Properties.

3.   BUSINESS COMBINATIONS

         On October 1, 1999, the Company acquired Lexford, which included 402 Properties containing

36,609 units and other related assets for a total purchase price of approximately $738 million. In connection with the LFT Merger, each outstanding common share of beneficial interest of LFT was converted into
0.463 of a Common Share of the Company. The purchase price consisted of 4.0 million Common Shares issued by the Company with a market value of $181.1 million, the assumption of mortgage indebtedness, a term loan and a line of credit in the amount of $528.3 million, the acquisition of other assets of approximately $40.9 million, the assumption of other liabilities of approximately $25.3 million and other merger related costs of approximately $24.5 million.

         On July 11, 2000, the Company acquired Globe in an all cash and debt transaction valued at $163.2 million. Globe provides fully furnished short-term housing through an inventory of leased housing units to transferring or temporarily assigned corporate personnel, new hires, trainees, consultants and individual customers throughout the United States. Additionally, Globe rents and sells furniture to a diversified base of commercial and residential customers throughout the United States. Shareholders of Globe received $13.00 per share, which approximated $58.7 million in cash based on the 4.5 million Globe shares outstanding. In addition, the Company:

     - Acquired $94.8 million in other Globe assets and assumed $29.6 million in other Globe liabilities;
     - Allocated $68.4 million to goodwill;
     - Recorded acquisition costs of $4.5 million; and
     - Assumed $70.4 million in debt, which included $1.4 million in mortgage debt, $39.5 million in unsecured notes, and Globe's line of credit totaling $29.5 million;

         On July 21, 2000, the Company, through its Globe subsidiary, acquired TQ, the leading corporate housing provider in Atlanta, Georgia, in a $3.3 million all cash transaction.

         On October 31, 2000, the Company acquired Grove, which included 60 properties containing 7,308 units for a total purchase price of $463.2 million. The Company:

     - Paid $17.00 per share or $141.6 million in cash to purchase the 8.3 million outstanding common shares of Grove.
     - Paid $17.00 per unit or $12.4 million in cash to purchase 0.7 million in Grove OP Units outstanding at the merger date.
     - Converted 2.1 million Grove OP Units to 0.8 million of the Operating Partnership's OP Units using the conversion ratio of 0.3696 (after cash-out of fractional units). The value of these converted OP Units totaled $37.2 million.
     - Assumed $241.3 million in Grove debt, which included first and second mortgages totaling $203.4 million and Grove's line of credit totaling $38.0 million.
     - Acquired $20.1 million in other Grove assets and assumed $11.2 million in other Grove liabilities, including an earnout note payable liability totaling $1.5 million. This amount represents the estimated additional cash or OP Units required to be funded to the previous owners of Glen Meadow Apartments upon the transition of this property from subsidized to market rents.
     - Recorded acquisition costs of $19.5 million.

         All of the amounts stated above related to the Mergers and acquisitions are based on management's current best estimates, which are subject to adjustment within one year of the respective closing dates.

4.   SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

         The following table presents the changes in the Company's issued and outstanding Common Shares for the years ended December 31, 2000, 1999 and 1998:


                                                                   2000            1999            1998
----------------------------------------------------------------------------------------------------------
         Common Shares outstanding at January 1,                127,450,798     118,230,009     89,085,265

         COMMON SHARES ISSUED:
         Common Share Offerings                                    --              --            7,430,568
         Conversion of MRY common shares                           --              --           21,801,612
         Conversion of LFT common shares                           --             4,018,717       --
         Conversion of Series E Preferred Shares                    219,405           1,669            834
         Conversion of Series G Preferred Shares                      1,280        --             --
         Conversion of Series H Preferred Shares                     64,140           6,580          6,078
         Conversion of all Series I Preferred Shares               --             2,566,797       --
         Conversion of all Series J Preferred Shares              2,822,012             122       --
         Employee Share Purchase Plan                               149,790         147,885         93,521
         Dividend Reinvestment - DRIP Plan                           34,752          36,132         10,230
         Share Purchase - DRIP Plan                                  13,187          22,534      1,023,184
         Exercise of options                                        685,093       1,013,192        431,174
         Restricted share grants, net                               237,931         306,500         59,060
         Conversion of OP Units                                     937,987       1,217,821        640,337
         Profit-sharing/401(k) Plan contribution                   --                30,260         15,980

         COMMON SHARES OTHER:
         Common Shares repurchased and retired                     --             (148,453)    (2,367,400)
         Common Shares other                                       --                 1,033          (434)
----------------------------------------------------------------------------------------------------------
         COMMON SHARES OUTSTANDING AT DECEMBER 31,              132,616,375     127,450,798    118,230,009
----------------------------------------------------------------------------------------------------------


         On February 3, 1998, the Company filed with the SEC a Form S-3 Registration Statement to register $1 billion of equity securities. The SEC declared this registration statement effective on February 27, 1998. In addition, the Company carried over $272 million related to the registration statement effective on August 4, 1997. As of December 31, 2000, $1.1 billion remained available for issuance under this registration statement.

         The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest are collectively referred to as the "Minority Interests - Operating Partnership". As of December 31, 2000 and 1999, the Minority Interests
- Operating Partnership held 12,428,751 and 12,483,742 OP Units, respectively. As a result, the Minority Interests had an 8.57% and 8.92% interest in the Operating Partnership at December 31, 2000 and 1999, respectively. Assuming conversion of all OP Units into Common Shares, total Common Shares outstanding at December 31, 2000 and 1999 would have been 145,045,126 and 139,934,540, respectively.

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

         Effective January 1, 2000, the Company has included 100% of the Guilford portfolio properties in the consolidated financial statements with the equity interests of the unaffiliated partners reflected as Minority Interests -Partially Owned Properties as a result of the Company acquiring additional interests.

         During 2000 and 1999, the Company, through a subsidiary of the Operating Partnership, issued the following with an equity value of $186 million receiving net proceeds of $181.4 million:

     - 800,000 units of 8.00% Series A Cumulative Convertible Redeemable Preference Interests (collectively known as "Preference Interests") with an equity value of $40 million on September 27, 1999 receiving $39 million in net proceeds. The liquidation value of these units is $50 per unit. The 800,000 units are exchangeable into 800,000 shares of 8.00% Series M Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. Dividends for the Series A Preference Interests or the Series M Preferred Shares are payable quarterly at the rate of $4.00 per unit/share per year.
     -   1.1 million units of 8.50% Series B Cumulative Convertible
         Redeemable Preference Units with an equity value of $55.0 million on March 3, 2000 receiving $53.6 million in net proceeds. The liquidation value of these units is $50 per unit. The 1.1 million units are exchangeable into 1.1 million shares of 8.50% Series M-1 Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. Dividends for the Series B Preference Interests or the
         Series M-1 Preferred Shares are payable quarterly at the rate of $4.25 per unit/share per year.
     - 220,000 units of 8.50% Series C Cumulative Convertible Redeemable Preference Units with an equity value of $11.0 million on March 23, 2000 receiving $10.7 million in net proceeds. The liquidation value of these units is $50 per unit. The 220,000 units are exchangeable into 220,000 shares of 8.50% Series M-1 Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. Dividends for the Series C Preference Interests or the Series M-1 Preferred Shares are payable quarterly at the rate of $4.25 per unit/share per year.
     - 420,000 units of 8.375% Series D Cumulative Convertible Redeemable Preference Units with an equity value of $21.0 million on May 1, 2000 receiving $20.5 million in net proceeds. The liquidation value of these units is $50 per unit. The 420,000 units are exchangeable into 420,000 shares of 8.375% Series M-2 Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. Dividends for the Series D Preference Interests or the Series M-2 Preferred Shares are payable quarterly at the rate of $4.1875 per unit/share per year.
     - 1,000,000 units of 8.50% Series E Cumulative Convertible Redeemable Preference Units with an equity value of $50.0 million on August 11, 2000 receiving $48.8 million in net proceeds. The liquidation value of these units is $50 per unit. The 1,000,000 units are exchangeable into 1,000,000 shares of 8.50% Series M-3 Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. Dividends for the Series E Preference Interests or the Series M-3 Preferred Shares are payable quarterly at the rate of $4.25 per unit/share per year.
     - 180,000 units of 8.375% Series F Cumulative Convertible Redeemable Preference Units with an equity value of $9.0 million on December 8, 2000 receiving $8.775 million in net proceeds. The liquidation value of these units is $50 per unit. The 180,000 units are exchangeable into 180,000 shares of 8.375% Series M-2 Cumulative Redeemable Preferred Shares of the Company. Dividends for the Series F Preference interests or the Series M-2 Preferred Shares are payable quarterly at the rate of $4.1875 per unit/share per year.

         The value of these Preference Interests are included in Minority Interests - Operating Partnership in the Consolidated Balance Sheets and the distributions incurred are included in preferred distributions in the Consolidated Statements of Operations. The Series M, M-1, M-2 and M-3 Preferred Shares are not convertible into EQR Common Shares.

         In connection with certain acquisitions during the year ended December 31, 1999, the Operating Partnership issued 28,795 Series A Junior Convertible Preference Units and 7,367 Series B Junior Convertible Preference Units having a combined value of approximately $3.0 million. These units ultimately will convert to OP Units in accordance with the respective term sheet agreements. A total of 84,490 Series A and B Junior Convertible Preference Units with a value of $7.9 million were outstanding as of December 31, 2000 and 1999. The value of these preference units is included in Minority Interests - Operating Partnership in the Consolidated Balance Sheets and the distributions incurred are included in preferred distributions in the Consolidated Statements of Operations.

                  The declaration of trust of the Company provides that the Company may issue up to 100,000,000 Preferred Shares with specific rights, preferences and other attributes as the Board of Trustees may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company's Common Shares.

         The following table presents the Company's issued and outstanding Preferred Shares as of December 31, 2000 and 1999:


------------------------------------------------------------------------------------------------------------------------------------
                                                                                            ANNUAL
                                                                                           DIVIDEND        AMOUNTS IN THOUSANDS
                                                                 REDEMPTION   CONVERSION   RATE PER      DECEMBER          DECEMBER
                                                                  DATE (1)(2)  RATE (2)    SHARE (3)     31, 2000          31, 1999
------------------------------------------------------------------------------------------------------------------------------------
Preferred Shares of beneficial interest, $.01 par value;
 100,000,000 shares authorized:

 9 3/8% Series A Cumulative Redeemable Preferred; liquidation      6/1/00        N/A       $2.34375     $   153,000   $      153,000
   value $25 per share; 6,120,000 shares issued and outstanding at December 31, 2000 and December 31, 1999

 9 1/8% Series B Cumulative Redeemable Preferred; liquidation     10/15/05       N/A      $22.81252         125,000          125,000
   value $250 per share; 500,000 shares issued and outstanding at December 31, 2000 and December 31, 1999

 9 1/8% Series C Cumulative Redeemable Preferred; liquidation      9/9/06        N/A      $22.81252         115,000          115,000
   value $250 per share; 460,000 shares issued and outstanding at December 31, 2000 and December 31, 1999

 8.60% Series D Cumulative Redeemable Preferred; liquidation       7/15/07       N/A      $21.50000         175,000          175,000
   value $250 per share; 700,000 shares issued and outstanding at December 31, 2000 and December 31, 1999

 Series E Cumulative Convertible Preferred; liquidation value      11/1/98     0.5564      $1.75000          89,990           99,850
   $25 per share; 3,599,615 and 3,994,000 shares issued and
    outstanding at December 31, 2000 and December 31, 1999,
    respectively

 9.65% Series F Cumulative Redeemable Preferred; liquidation       8/24/00       N/A       $2.41250          57,500           57,500
   value $25 per share; 2,300,000 shares issued and outstanding at December 31, 2000 and December 31, 1999

 7 1/4% Series G Convertible Cumulative Preferred; liquidation     9/15/02     4.2680     $18.12500         316,175          316,250
   value $250 per share; 1,264,700 and 1,265,000 shares issued and outstanding at December 31, 2000 and December 31, 1999, respectively

 7.00% Series H Cumulative Convertible Preferred; liquidation      6/30/98     0.7240      $1.75000           1,471            3,686
   value $25 per share; 58,851 and 147,452 shares issued and
   outstanding at December 31, 2000 and December 31, 1999,
   respectively

 8.60% Series J Cumulative Convertible Preferred; liquidation      3/31/00     0.6136      $2.15000               -          114,980
   value $25 per share; 0 and 4,599,200 shares issued and
   outstanding at December 31, 2000 and December 31, 1999,
   respectively (4)

 8.29% Series K Cumulative Redeemable Preferred; liquidation      12/10/26       N/A       $4.14500          50,000           50,000
   value $50 per share; 1,000,000 shares issued and outstanding at December 31, 2000 and December 31, 1999

 7.625% Series L Cumulative Redeemable Preferred; liquidation      2/13/03       N/A       $1.90625         100,000          100,000
   value $25 per share; 4,000,000 shares issued and outstanding at December 31, 2000 and December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      $   1,183,136   $    1,310,266
------------------------------------------------------------------------------------------------------------------------------------


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

       (4) During 2000, all of the remaining Series J Preferred Shares were converted into 2,822,012 Common Shares of the Company.

5.   REAL ESTATE

         The following table summarizes the carrying amounts for investment in real estate as of December 31, 2000 and 1999 (AMOUNTS ARE IN THOUSANDS):


-------------------------------------------------------------------------
                                                   2000           1999
-------------------------------------------------------------------------
   Land                                         $1,770,019     $1,550,378
   Buildings and Improvements                   10,338,971     10,266,290
   Furniture, Fixtures and Equipment               443,340        404,260
   Construction in Progress                         39,130         18,035
-------------------------------------------------------------------------
   Real Estate                                  12,591,460     12,238,963
   Accumulated Depreciation                    (1,352,236)    (1,070,487)
-------------------------------------------------------------------------
   Real Estate, net                            $11,239,224    $11,168,476
-------------------------------------------------------------------------


         The following table summarizes the carrying amounts for the real estate held for disposition as of December 31, 2000 and 1999 (See Note 22) (AMOUNTS ARE IN THOUSANDS):


--------------------------------------------------------------------------
                                                      2000           1999
--------------------------------------------------------------------------
        Land                                         $5,645         $2,383
        Buildings and Improvements                   50,739         14,596
        Furniture, Fixtures and Equipment             2,105          1,403
--------------------------------------------------------------------------
        Real Estate                                  58,489         18,382
        Accumulated Depreciation                     (6,852)        (5,514)
--------------------------------------------------------------------------
        Real Estate Held for Disposition            $51,637        $12,868
--------------------------------------------------------------------------


                  In addition to the acquisition of Grove, during the year ended December 31, 2000, the Company acquired the twenty-eight Properties listed below:

================================================================================================================
                                                                                                      PURCHASE
                                                                                                        PRICE
     DATE                                                                                  NUMBER        (IN
   ACQUIRED     PROPERTY                              LOCATION                           OF UNITS     THOUSANDS)
----------------------------------------------------------------------------------------------------------------
   01/19/00     Windmont                              Atlanta, GA                             178       $10,310
   04/05/00     Alborada                              Fremont, CA                             442        83,500
   06/30/00     Jefferson at Wyndham Lakes            Coral Springs, FL                       332        33,340
   07/12/00     Ambergate                             West Palm Beach, FL                      72         2,362
   07/12/00     Greengate                             West Palm Beach, FL                     120         4,019
   07/12/00     Jupiter Cove II                       Juno Beach, FL                           61         1,663
   07/12/00     Oakland Hills                         Margate, FL                             189         7,800
   07/12/00     Summit Center                         West Palm Beach, FL                      87         2,347
   07/12/00     Whispering Pines                      Fort Pierce, FL                          64           978
   07/25/00     Harbour Town                          Boca Raton, FL                          392        31,940
   09/13/00     Madison at Wells Branch               Austin, TX                              300        18,750
   09/13/00     Madison at Scofield Farms             Austin, TX                              260        16,510
   09/14/00     Westside Villas I-V                   Los Angeles, CA                         176        42,000
   09/27/00     Millburn Court I                      Dayton, OH                               65         1,500
   11/01/00     Centre Club I and II *                Ontario, CA                             312        31,100
   11/08/00     Ridgewood Village II                  San Diego, CA                           216        26,000
   11/15/00     Legacy at Cherry Creek                Denver, CO                              183        23,595
   11/21/00     Parkfield **                          Denver, CO                              476        32,605
   12/08/00     The Landings at Port Imperial         West New York, NJ                       276        64,800
   12/20/00     Toscana                               Irvine, CA                              563        90,000
   12/20/00     Newhall Portfolio (4 properties)      Valencia, CA                            924       129,000
----------------------------------------------------------------------------------------------------------------
                                                                                            5,688      $654,119
================================================================================================================

* Includes a vacant land parcel valued at approximately $1.8 million.

** Property was acquired upon substantial completion of development.

         In addition, during 2000 the Company paid $6.5 million to acquire interests in 25 Properties containing 3,820 units which previously were accounted for under the equity method of accounting and subsequent to these purchases were consolidated. Accordingly, the Company recorded an additional $90.7 million in investments in real estate. The Company also acquired two separate vacant land parcels for $58.5 million.

         In addition to the LFT Merger, during the year ended December 31, 1999, the Company acquired 22 Properties, of which fourteen were acquired from unaffiliated parties and eight were acquired from an affiliated party. In connection with certain of these transactions, the Company assumed and/or entered into mortgage indebtedness of approximately $69.9 million, issued OP Units having a value of approximately $25.2 million and issued Junior Convertible Preference Units having a value of approximately $3.0 million.

6.       REAL ESTATE DISPOSITIONS

         During the year ended December 31, 2000, the Company disposed of the fifty Properties listed below. Including the joint venture sales discussed below, the Company recognized a net gain of approximately $198.4 million.

=====================================================================================================================
   DATE                                                                                 NUMBER      DISPOSITION PRICE
 DISPOSED          PROPERTY                                LOCATION                    OF UNITS      (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------
      02/04/00     Lakeridge at the Moors                  Miami, FL                        175          $10,000
      02/09/00     Sonnet Cove I & II                      Lexington, KY                    331           12,300
      02/25/00     Yuma Court                              Colorado Springs, CO              40            2,350
      02/25/00     Indigo Plantation                       Daytona Beach, FL                304           14,200
      02/25/00     The Oaks of Lakebridge                  Ormond Beach, FL                 170            7,800
      03/23/00     Tanglewood                              Lake Oswego, OR                  158           10,750
      03/30/00     Preston Lake                            Tucker, GA                       320           17,325
      03/31/00     Cypress Cove                            Melbourne, FL                    326           18,800
      04/20/00     Village of Sycamore Ridge               Memphis, TN                      114            5,200
      04/28/00     Towne Centre III & IV                   Laurel, MD                       562           29,244
      05/11/00     3000 Grand                              Des Moines, IA                   186            9,625
      06/14/00     Villa Madeira                           Scottsdale, AZ                   332           17,500
      07/06/00     Idlewood                                Indianapolis, IN                 320           15,600
      07/25/00     Sabal Palm                              Pompano Beach, FL                416           27,200
      07/27/00     Lake in the Woods                       Ypsilanti, MI                  1,028           57,000
      07/28/00     Windmill                                Colorado Springs, CO             304           12,358
      07/28/00     Cheyenne Crest                          Colorado Springs, CO             208           12,286
      07/28/00     Lamplight Court                         London, OH                        53              738
      08/24/00     Huntington Hollow                       Tulsa, OK                        288            7,100
      08/24/00     Hunter Glen                             Springfield, IL                   64            1,750
      08/29/00     Glenridge                               Colorado Springs, CO             220           13,127
      09/18/00     Greenwich Woods/Hollyview               Silver Springs, MD               606           37,500
      09/26/00     The Hollows                             Columbia, SC                     212            8,000
      09/26/00     Tamarind at Stoneridge                  Columbia, SC                     240            8,030
      10/02/00     Villa Serenas                           Tucson, AZ                       611           20,850
      10/03/00     Camellia Court                          Carrollton, KY                    55            1,550
      10/03/00     Millston I, II                          Aberdeen, OH                      93            1,194
      10/03/00     Springwood                              Maysville, KY                     54            1,026
      10/03/00     Willowood                               Owensboro, KY                     55            1,200
      10/17/00     Mission Palms                           Tucson, AZ                       360           20,700
      10/19/00     Del Coronado                            Mesa, AZ                         419           23,575
      10/19/00     Rancho Murietta                         Tempe, AZ                        292           17,075
      10/20/00     Crossings at Green Valley               Henderson, NV                    384           20,738
      10/20/00     Reflections at the Lake                 Las Vegas, NV                    326           19,665
      10/20/00     The Trails                              Las Vegas, NV                    440           29,410
      10/23/00     Augustine Club                          Tallahassee, FL                  222            9,925
      10/23/00     Plantations at Killearn                 Tallahassee, FL                  184            9,150
      10/23/00     Woodlake at Killearn                    Tallahassee, FL                  352           14,475
      10/25/00     Towne Square                            Chandler, AZ                     584           33,300
      10/25/00     La Valenica                             Mesa, AZ                         361           19,925
      10/31/00     Willow Run                              Willard, OH                       61            1,250
      11/30/00     Ansley Oaks                             O'Fallon, IL                      69            2,050
      11/30/00     Bradford Place                          Belleville, IL                    68            1,500
      12/19/00     Slate Run                               Bardstown, KY                     54              955
      12/21/00     Shores at Anderson Springs              Chandler, AZ                     299           18,450
      12/21/00     Brunswick                               Danville, IL                      80            2,033
      12/27/00     Stonehenge                              Ottawa, OH                        36              905
---------------------------------------------------------------------------------------------------------------------
                                                                                         12,436         $626,684
=====================================================================================================================

         During 2000, the Company entered into three separate joint ventures with an unaffiliated party. At closing, the Company sold and/or contributed thirty-four wholly owned properties containing 7,835 units valued at $473.4 million to the joint ventures encumbered with $341.0 million in mortgage loans. The unaffiliated party acquired a 75% interest in the joint ventures while the Company retained a 25% interest along with the right to manage the properties. The Company has classified its interest in the joint ventures as investments in unconsolidated entities and accounted for them under the equity method of accounting.

         In addition, during 2000 the Company sold its entire interest in three Unconsolidated Properties containing 377 units for approximately $4.6 million.

         During the year ended December 31, 1999, the Company sold thirty-six properties containing 7,886 units to unaffiliated parties for a total sales price of $347.4 million. In connection with one of these transactions, the purchaser assumed the Company's mortgage indebtedness of approximately $12.5 million. The Company recognized a net gain for financial reporting purposes of approximately $93.5 million. In addition, the Company also sold its entire interest in six MRY joint venture properties containing 1,297 units for approximately $54.1 million.

7.        COMMITMENTS TO ACQUIRE/DISPOSE OF REAL ESTATE

         As of December 31, 2000, in addition to the Properties that were subsequently acquired as discussed in Note 22, the Company entered into separate agreements to acquire two multifamily properties containing 519 units. The Company expects a combined purchase price of approximately $56.2 million.

         As of December 31, 2000, in addition to the Properties that were subsequently disposed of as discussed in Note 22, the Company entered into separate agreements to dispose of twenty-three multifamily properties containing 3,924 units to unaffiliated parties. The Company expects a combined disposition price of approximately $210.5 million.

         The closings of these pending transactions are subject to certain contingencies and conditions, therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

8.       INVESTMENT IN MORTGAGE NOTES, NET

         In 1995, the Company invested $89 million in various partnership interests and subordinated mortgages collateralized by 21 Properties consisting of 3,896 units. The unamortized balance of the discount on the notes at December 31, 2000 and 1999 was $3.6 million and $4.8 million, respectively. During 2000 and 1999, the Company amortized $1.2 million and $2.3 million, respectively. This discount is being amortized utilizing the effective yield method based on the expected life of the investment. The fair value as of December 31, 2000 and 1999 was estimated to be approximately $80.8 million and $87.0 million, respectively, compared to the Company's carrying value of $77.2 million and $85.0 million, respectively. The estimated fair value of the Company's investment in mortgage notes represents the estimated net present value based on the expected future property level cash flows and an estimated current market discount rate.

9.       INVESTMENTS IN UNCONSOLIDATED ENTITIES

         The Company has entered into two separate joint venture agreements with third party development companies whereby the Company contributes 25% of the development cost to the joint venture in return for preferential returns of 9.0% per annum. The basis of the Company's equity investments in these two joint ventures was $235.9 million and $125.5 million as of December 31, 2000 and 1999, respectively.

         The Company also has various other investments in unconsolidated entities with ownership interests ranging from 1.5% to 50.0%. The basis of these equity investments was $80.6 million and $14.8 million as of December 31, 2000 and 1999, respectively.

         These investments are accounted for utilizing the equity method of accounting. Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheets and the consolidated statements of operations include the Company's share of net income or loss from the unconsolidated entity.

10.      DEPOSITS - RESTRICTED

     Deposits-restricted as of December 31, 2000 primarily included the following:

     - deposits in the amount of $39.5 million held in third party escrow accounts to provide collateral for third party construction financing in connection with two separate joint venture agreements;
     - approximately $127.8 million held in third party escrow accounts, representing proceeds received in connection with the Company's disposition of thirteen properties and approximately $1.1 million in earnest money deposits made for six additional acquisitions;
     - approximately $28.6 million for tenant security, utility deposits, and other deposits for certain of the Company's Properties; and
     -   approximately $34.6 million of other deposits.

     Deposits-restricted as of December 31, 1999 primarily included the following:

     - deposits in the amount of $25.0 million held in third party escrow accounts to provide collateral for third party construction financing in connection with two separate joint venture agreements;
     - approximately $48.9 million held in third party escrow accounts, representing proceeds received in connection with the Company's disposition of three properties and earnest money deposits made for one additional acquisition;
     - approximately $29.9 million for tenant security, utility deposits, and other deposits for certain of the Company's Properties; and
     -   approximately $7.5 million of other deposits.

11.      MORTGAGE NOTES PAYABLE

         As of December 31, 2000, the Company had outstanding mortgage indebtedness of approximately $3.2 billion. The historical cost, net of accumulated depreciation, of encumbered properties at December 31, 2000 was approximately $5.1 billion.

     During the year ended December 31, 2000, the Company:

     - recorded $65.1 million of mortgage debt in connection with the consolidation of the Guilford portfolio on January 1, 2000;
     -   repaid $171.8 million of mortgage debt on eighty-three Properties;
     - obtained $148.3 million of new mortgage debt on eleven previously unencumbered properties.
     - settled on a $100 million forward starting swap and received approximately $7.1 million. This amount is being amortized over the life of the financing for the eleven previously unencumbered Properties that occurred on March 20, 2000;
     - assumed $87.4 million of mortgage debt on nine properties in connection with their acquisitions;
     - obtained $88.3 million in construction loan commitments on two properties, of which $29.1 million is currently outstanding;
     - recorded $15.0 million of mortgage debt in connection with the consolidation of the CNL Portfolio and Springtree Apartments;
     - recorded $1.4 million of mortgage debt in connection with the Globe acquisition;

     - recorded $203.4 million of mortgage debt in connection with the Grove acquisition;
     - disposed of five properties, in which $4.8 million of mortgage debt was assumed by the purchasers; and
     -   refinanced $208.8 million of debt on 16 existing properties.

       As of December 31, 2000, scheduled maturities for the Company's outstanding mortgage indebtedness are at various dates through October 1, 2033. The interest rate range on the Company's mortgage debt was 3.95% to 12.465% at December 31, 2000. During the year ended December 31, 2000, the weighted average interest rate on the Company's mortgage debt was 6.85%

       Aggregate payments of principal on mortgage notes payable for each of the next five years and thereafter are as follows (amounts in thousands):

     --------------------------------------------------------
                    YEAR                             TOTAL
     --------------------------------------------------------
                    2001                           $  294,345
                    2002                              244,461
                    2003                              119,624
                    2004                              187,777
                    2005                              222,931
                 Thereafter                         2,159,753
     Net Unamortized Premiums/Discounts                 1,720
     --------------------------------------------------------
                    Total                          $3,230,611
     ========================================================

         As of December 31, 1999, the Company had outstanding mortgage indebtedness of approximately $2.9 billion. The historical cost, net of accumulated depreciation, of encumbered properties at December 31, 1999 was approximately $4.7 billion.

      During the year ended December 31, 1999 the Company:

     - as part of the LFT Merger, assumed the mortgage balances on 342 Properties in the aggregate amount of $499.7 million;
     - assumed $69.9 million of mortgage balances on eight additional properties acquired;
     - repaid the mortgage balances on 31 Properties in the amount of $60.8 million;
     - refinanced $44.9 million of debt on four existing properties with new mortgage indebtedness totaling $62.9 million;
     - obtained new mortgage financing on eleven previously unencumbered properties in the amount of $126.5 million;
     - refinanced $120.8 million of debt on ten existing properties. In addition, five previously unencumbered properties cross-collateralize each of the new mortgage notes;
     - refinanced the debt on two existing properties and consequently sold its lender position to a third party, thus receiving additional net cash proceeds of approximately $2.6 million. The bond indebtedness on these two properties is now unsecured and is classified as notes, net at December 31, 1999;
     - refinanced the debt on one existing property and consequently sold its lender position to a third party, thus receiving additional cash proceeds of approximately $13.7 million; and
     - sold $12.5 million of debt on one property in conjunction with a real estate disposition.

         As of December 31, 1999, scheduled maturities for the Company's outstanding mortgage indebtedness are at various dates through October 1, 2033. The interest rate range on the Company's mortgage debt was 4.00% to 10.13% at December 31, 1999. During the year ended December 31, 1999, the weighted average interest rate on the Company's mortgage debt was 7.05%.

         Concurrent with the refinancing of certain tax-exempt bonds and as a requirement of the credit provider of the bonds, the Financing Partnership, which owns certain of the Properties, entered into interest rate protection agreements, which were assigned to the credit provider as additional security. The Financing Partnership pays interest based on a fixed interest rate and the counterparty of the agreement pays interest to the Company at a floating rate that is calculated based on the Public Securities Association Index for municipal bonds ("PSA Municipal Index"). As of December 31, 2000, the aggregate notional amounts of these agreements were approximately $131.6 million, $27.3 million and $8.9 million. As of December 31, 1999, the aggregate notional amounts of these agreements were approximately $133.4 million, $27.7 million and $9.1 million. The fixed interest rates for these agreements were 4.81%, 4.528% and 4.90%. The termination dates are October 1, 2003, January
1, 2004 and April 1, 2004.

         The Company simultaneously entered into substantially identical reverse interest rate protection agreements. Under these agreements the Company pays interest monthly at a floating rate based on the PSA Municipal Index and the counterparty pays interest to the Company based on a fixed interest rate. As of December 31, 2000, the aggregate notional amounts of these agreements were approximately $131.6 million, $27.3 million and $8.9 million. As of December 31, 1999, the aggregate notional amounts of these agreements were approximately $133.4 million, $27.7 million and $9.1 million. The fixed interest rates received by the Company in exchange for paying interest based on the PSA Municipal Index for these agreements were 4.74%, 4.458% and 4.83%. The termination dates are October 1, 2003, January 1, 2004 and April 1, 2004. Collectively, these agreements effectively cost the Company 0.07% per annum on the current outstanding aggregate notional amount.

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

         In November 1998, the Company entered into an interest rate swap agreement that fixed the Company's interest rate risk on a portion of the Operating Partnership's variable rate tax-exempt bond indebtedness at a rate of 5.81%. This agreement was for a notional amount of $100 million with a termination date of August 2003.

12.     NOTES

        The following tables summarize the Company's unsecured note balances and certain interest rate and maturity date information as of and for the years ended December 31, 2000 and 1999, respectively:


                                                                                          Weighted
             DECEMBER 31, 2000                    Net Principal      Interest Rate        Average           Maturity
        (AMOUNTS ARE IN THOUSANDS)                   Balance            Ranges          Interest Rate      Date Ranges
----------------------------------------------------------------------------------------------------------------------
Fixed Rate Public Notes                             $1,892,481      6.550% - 9.375%         6.93%          2001 - 2026
Floating Rate Public Note                               99,818            (1)               7.26%              2003
Fixed Rate Tax-Exempt Bonds                            127,780      4.750% - 5.20%          5.08%          2024 - 2029
                                                  -------------
Totals                                              $2,120,079
                                                  =============



                                                                                          Weighted
             DECEMBER 31, 1999                    Net Principal      Interest Rate        Average           Maturity
        (AMOUNTS ARE IN THOUSANDS)                   Balance            Ranges          Interest Rate      Date Ranges
----------------------------------------------------------------------------------------------------------------------
Fixed Rate Public Notes                             $2,062,759      6.150% - 9.375%         6.98%          2000 - 2026
Floating Rate Public Note                               99,746            (1)               5.81%              2003
Fixed Rate Tax-Exempt Bonds                            127,780      4.750% - 5.200%         4.99%          2024 - 2029
                                                  -------------
Totals                                              $2,290,285
                                                  =============


        (1) The interest rate on this note was LIBOR (reset quarterly) plus a spread equal to 0.65% and 0.75% at December 31, 2000 and December 31, 1999, respectively (reset annually in August).

        As of December 31, 2000, the Company had outstanding unsecured notes of approximately $2.1 billion net of a $3.7 million discount and including a $5.0 million premium.

        As of December 31, 1999, the Company had outstanding unsecured notes of approximately $2.3 billion net of a $4.6 million discount and including a $7.1 million premium.

        During the year ended December 31, 2000, the Company and/or the Operating Partnership:

    - filed a Form S-3 Registration Statement on August 25, 2000 to register $1 billion of debt securities. The SEC declared this registration statement effective on September 8, 2000. In addition, the Operating Partnership carried over $430 million related to the registration statement effective on February 27, 1998. As of December 31, 2000, $1.43 billion remained available for issuance under this registration statement;
    -   assumed $39.5 million in unsecured notes;
    -   paid off at maturity fixed rate 7.25% public notes of $55.0 million;
    -   paid off at maturity fixed rate 6.15% public notes of $145.0 million;
        and
    -   paid off $8.0 million in fixed rate public notes.

        During the year ended December 31, 1999, the Company and/or the Operating Partnership:

    -   issued $300.0 million of redeemable unsecured fixed rate public notes;
    -   paid off at maturity fixed rate 8.5% public notes of $125.0 million;
    -   paid off at maturity floating rate public notes of $25.0 million; and
    - refinanced $92.2 million of bond indebtedness collateralized by six existing properties.

        Aggregate payments of principal on unsecured notes payable for each of the next five years and thereafter are as follows (amounts in thousands):


                   ------------------------------------------
                             YEAR                    TOTAL
                   ------------------------------------------
                             2001                  $  154,286
                             2002                     270,277
                             2003                     194,286
                             2004                     419,286
                             2005*                    494,286
                          Thereafter                  586,425
                   Net Unamortized Premiums             4,979
                   Net Unamortized Discounts           (3,746)
                   ------------------------------------------
                             Total                 $2,120,079
                   ==========================================


  *INCLUDES $300 MILLION WITH A FINAL MATURITY OF 2015 THAT IS
PUTABLE/CALLABLE IN 2005.

        As of December 31, 2000 and 1999, the remaining unamortized balance of deferred settlement receipts from treasury locks and interest rate protection agreements was $8.8 million and $9.5 million, respectively.

        As of December 31, 2000 and 1999, the remaining unamortized balance of deferred settlement payments on treasury locks and interest rate protection agreements was $2.1 million and $3.7 million, respectively.

        In regard to the interest rate protection agreements mentioned, the Company believes that it has limited exposure to the extent of non-performance by the counterparties of each agreement since each counterparty is a major U.S. financial institution, and the Company does not anticipate their non-performance.

13.     LINES OF CREDIT

        The Company has a revolving credit facility with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers to provide the Operating Partnership with potential borrowings of up to $700.0 million. This line of credit matures in August 2002. Advances under the credit facility bear interest at variable rates based upon LIBOR at various interest periods, plus a spread dependent upon the Company's credit rating. As of February 15, 2001, $200 million was outstanding under this facility at a weighted average interest rate of 6.34%.

        As of December 31, 2000 and 1999, $355 million and $300 million, respectively, was outstanding and $53.5 million and $65.8 million, respectively, was restricted on the lines of credit. During the years ended December 31, 2000 and 1999, the weighted average interest rate was 7.06% and 6.42%, respectively.

         In connection with the Globe acquisition, the Company assumed a revolving credit facility with Fifth Third Bank with potential borrowings of up to $55.0 million. This line of credit matures in May, 2003. As of February 15, 2001, no amounts were outstanding under this facility. Advances under the credit facility bear interest at variable rates based upon LIBOR at various interest periods, plus a certain spread dependent upon Globe's credit rating.

         In connection with the Grove acquisition, the Company assumed a line of credit that had an outstanding balance of approximately $38.0 million. On October 31, 2000, the Company repaid this outstanding balance and terminated this facility.

         In connection with the LFT Merger, the Company assumed a line of credit that had an outstanding balance of approximately $26.4 million. On October 1, 1999, the Company repaid the outstanding balance and terminated this facility.

14.     CALCULATION OF NET INCOME PER WEIGHTED AVERAGE COMMON SHARE

        The following tables set forth the computation of net income per share - basic and net income per share - diluted.


                                                                                  YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------
                                                                          2000              1999             1998
                                                                  -----------------------------------------------
                                                                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
NUMERATOR:
Income before allocation to Minority Interests,
  income from investments in unconsolidated
  entities, net gain on sales of real estate,
  extraordinary items and preferred distributions                      $ 380,613          $ 319,842        $251,927

Allocation to Minority Interests:
  Operating Partnership                                                  (41,761)           (29,536)        (18,529)
  Partially Owned Properties                                                 132             -                -
Income from investments in unconsolidated entities                        17,633             10,491           3,105
Preferred distributions                                                 (111,941)          (113,196)        (92,917)
                                                                       ---------          ---------        --------
Income before net gain on sales of real estate
  and extraordinary items                                                244,676            187,601         143,586

Net gain on sales of real estate                                         198,426             93,535          21,703
Extraordinary items                                                       (5,592)              (451)         -
                                                                       ---------          ---------        --------
Numerator for net income per share - basic                               437,510            280,685         165,289

Effect of dilutive securities:
  Allocation to Minority Interests - Operating Partnership                41,761             29,536          18,529
  Distributions on convertible preferred shares/units                      7,385             -               -
                                                                       ---------          ---------        --------
Numerator for net income per share - diluted                           $ 486,656          $ 310,221        $183,818
                                                                       =========          =========        ========

DENOMINATOR:
Denominator for net income per share - basic                             129,507            122,175         100,370

Effect of dilutive securities:
  Stock options/restricted shares                                          1,291                654             865
  OP Units                                                                12,453             12,826          11,343
  Convertible preferred shares/units                                       2,382             -               -
                                                                       ---------          ---------        --------
Denominator for net income per share - diluted                           145,633            135,655         112,578
                                                                       =========          =========        ========
Net income per share - basic                                           $    3.38          $    2.30        $   1.65
                                                                       =========          =========        ========
Net income per share - diluted                                         $    3.34          $    2.29        $   1.63
                                                                       =========          =========        ========



                                                                                  YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------
                                                                          2000              1999             1998
                                                                  -----------------------------------------------
                                                                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
NET INCOME PER SHARE - BASIC:
Income before net gain on sales of real estate and
  extraordinary items per share - basic                                 $ 2.02             $1.61            $1.45
Net gain on sales of real estate                                          1.40              0.69             0.20
Extraordinary items                                                      (0.04)             -                -
                                                                        ------             -----            -----
Net income per share - basic                                            $ 3.38             $2.30            $1.65
                                                                        ======             =====            =====

NET INCOME PER SHARE - DILUTED:
Income before net gain on sales of real estate
  and extraordinary items per share - diluted                            $ 2.02             $1.60            $1.44
Net gain on sales of real estate                                           1.36              0.69             0.19
Extraordinary items                                                       (0.04)             -                -
                                                                        ------             -----            -----
Net income per share - diluted                                          $ 3.34             $2.29            $1.63
                                                                        ======             =====            =====


FOR ADDITIONAL DISCLOSURES REGARDING THE EMPLOYEE SHARE OPTIONS, SEE NOTE 16.

CONVERTIBLE PREFERRED SHARES AND JUNIOR CONVERTIBLE PREFERENCE UNITS THAT COULD BE CONVERTED INTO 6,569,358, 12,023,051 AND 8,739,688 WEIGHTED COMMON SHARES FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998, RESPECTIVELY, WERE OUTSTANDING BUT WERE NOT INCLUDED IN THE COMPUTATION OF DILUTED EARNINGS PER SHARE BECAUSE THE EFFECTS WOULD BE ANTI-DILUTIVE.


15.     SUMMARIZED PRO FORMA CONDENSED STATEMENT OF OPERATIONS

        The following Summarized Pro Forma Condensed Statement of Operations has been prepared as if the acquisitions of Globe and Grove had occurred on January 1, 2000. In management's opinion, the Summarized Pro Forma Condensed Statement of Operations does not purport to present what actual results would have been had the above transactions occurred on January 1, 2000, or to project results for any future period. The amounts presented in the following statement are in thousands except for per share amounts:

                                                            SUMMARIZED PRO FORMA
                                                            CONDENSED STATEMENT
                                                               OF OPERATIONS
                                                             FOR THE YEAR ENDED
                                                             DECEMBER 31, 2000
--------------------------------------------------------------------------------
         Total revenues                                          $2,164,421
                                                                 ----------

         Total expenses                                           1,776,725
                                                                 ----------

         Net income                                                 555,200
         Preferred distributions                                  (111,941)
                                                                 ----------

         Net income available for Common Shares                    $443,259
                                                                 ==========

         Net income per Common Share - basic                          $3.42
                                                                 ==========

16.      SHARE OPTION AND SHARE AWARD PLAN

         Pursuant to the Company's Fifth Amended and Restated 1993 Share Option and Share Award Plan (the "Fifth Amended Option and Award Plan"), officers, directors, key employees and consultants of the Company may be offered the opportunity to acquire Common Shares through the grant of share options ("Options") including non-qualified share options ("NQSOs"), incentive share options ("ISOs") and share appreciation rights ("SARs") or may be granted restricted or non-restricted shares. Additionally, under the Fifth Amended Option and Award Plan, officers and key employees of the Company may be awarded Common Shares, subject to conditions and restrictions as described in the Fifth Amended Option and Award Plan. Finally, certain executive officers of the Company are subject to the Company's performance based restricted share grant agreement. Options and SARs are sometimes referred to herein as "Awards".

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

         As to the Options that have been granted through December 31, 2000, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted.

         As to the restricted shares that have been awarded through December 31, 2000, these shares generally vest three years from the award date. During the three year period of restriction, the employee receives quarterly dividend payments on their shares. If employment is terminated prior to the lapsing of the restriction, the shares are canceled. During the years ended December 31, 2000 and 1999, the Company issued 260,481 and 324,749 restricted shares. The estimated remaining unearned compensation related to these restricted shares, which includes performance based awards for certain executive officers, as of December 31, 2000 was $14.9 million.

         The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB No. 25"), in the computation of compensation expense. Under APB No. 25's intrinsic value method, compensation expense is determined by computing the excess of the market price of the shares over the exercise price on the measurement date. For the Company's share options, the intrinsic value on the measurement date (or grant date) is zero, and no compensation expense is recognized. For the Company's restricted shares, the Company determines the intrinsic value on the measurement date and accordingly recognizes a compensation expense for such shares. FASB Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement No. 123"), requires the Company to disclose pro forma net income and income per share as if a fair value based accounting method had been used in the computation of compensation expense. The fair value of the options computed under Statement No. 123 would be recognized over the vesting period of the options. The fair value for the Company's options was estimated at the time the options were granted using the Black Scholes option pricing model with the following weighted-average assumptions for 1998, 1999 and 2000, respectively: risk-free interest rates of 5.37%, 5.84% and 6.22%; dividend yields of 5.98%, 6.89% and 6.83%; volatility factors of the expected market price of the Company's Common Shares of 0.212, 0.209 and 0.207; and a weighted-average expected life of the options of seven years.

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

         For purposes of pro forma disclosures, the estimated fair value of the Options is amortized to expense over the Options' vesting period. The following is the pro forma information for the three years ended December 31, 2000, 1999 and 1998:

--------------------------------------------------------------------------------------------------------
                                                                 2000           1999           1998
--------------------------------------------------------------------------------------------------------
   Pro forma net income available to
                    Common Shares                              $430,432       $271,085       $155,429
   Pro forma net income per weighted Average
                    Common Share Outstanding - basic           $   3.32       $   2.22          $1.55
--------------------------------------------------------------------------------------------------------

         The table below summarizes the Option activity of the Fifth Amended Option and Award Plan and options assumed in connection with Mergers (the "Merger Options") for the three years ended December 31, 2000, 1999 and 1998:

                                                     COMMON            WEIGHTED AVERAGE EXERCISE
                                           SHARES SUBJECT TO OPTIONS             PRICE
                                                   OR AWARDS                PER COMMON SHARE
--------------------------------------------------------------------------------------------------
      Balance at December 31, 1997                  4,089,656                     $36.21
             Options granted                        1,965,950                     $50.31
        Merger Options (assumed)                      925,830                     $38.53
            Options exercised                       (194,021)                     $29.20
        Merger Options exercised                    (237,153)                     $37.22
            Options cancelled                       (327,319)                     $47.22
--------------------------------------------------------------------------------------------------
      Balance at December 31, 1998                  6,222,943                     $40.61
             Options granted                        1,490,353                     $40.68
        Merger Options (assumed)                       82,466                     $31.43
            Options exercised                       (575,865)                     $28.87
        Merger Options exercised                    (437,327)                     $38.21
            Options canceled                        (384,568)                     $45.87
         Merger Options canceled                    (143,369)                     $41.42
--------------------------------------------------------------------------------------------------
      Balance at December 31, 1999                  6,254,633                     $41.41
             Options granted                        1,075,491                     $42.41
            Options exercised                       (582,087)                     $34.96
        Merger Options exercised                    (102,781)                     $35.35
            Options canceled                        (258,263)                     $42.77
         Merger Options canceled                     (10,800)                     $40.43
==================================================================================================
      Balance at December 31, 2000                  6,376,193                     $42.21
--------------------------------------------------------------------------------------------------

         As of December 31, 2000, 1999 and 1998, 3,959,152 shares, 3,165,554 shares and 2,841,561 shares were exercisable, respectively. Exercise prices for Options outstanding as of December 31, 2000 ranged from $26 to $54.8125 for the Fifth Amended Option and Award Plan and $2.83 to $48.60 for the Merger Options.

17.      EMPLOYEE PLANS

         The Company has established an Employee Share Purchase Plan whereby trustees and employees of the Company may annually acquire up to $100,000 of Common Shares of the Company. The aggregate number of Common Shares available under the Employee Share Purchase Plan shall not exceed 1,000,000, subject to adjustment by the Board of Trustees. The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter. During 1998, the Company issued 93,521 Common Shares at net prices that ranged from $35.70 per share to $42.71 per share and raised approximately $3.7 million in connection therewith. During 1999, the Company issued 147,885 Common Shares at net prices that ranged from $34.37 per share to $36.71 per share and raised approximately $5.2 million in connection therewith. During 2000, the Company issued 149,790 Common Shares at net prices that ranged from $34.11 per share to $41.01 per share and raised approximately $5.4 million in connection therewith.

         The Company has established a defined contribution plan (the "401(k) Plan") that provides retirement benefits for employees that meet minimum employment criteria. The Company contributes 100% of the first 4% of eligible compensation that a participant contributes to the 401(k) Plan. Participants are vested in the Company's contributions over five years. The Company made contributions in the amount of $1.4 million and $2.3 million for the years ended December 31, 1998 and 1999, respectively, and expects to make contributions in the amount of approximately $3.2 million for the year ended December 31, 2000.

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

19.      TRANSACTIONS WITH RELATED PARTIES

     Certain officers of the Company purchased Common Shares which were financed with loans made by the Company at various rates ranging from 6.15% to 7.93% per annum and at one month LIBOR plus 2.0% per annum. Scheduled maturities are at various dates through 2005. The amounts outstanding at December 31, 2000 and 1999 are $4.3 million and $4.7 million, respectively.

         The Company also entered into deferred compensation and share distribution agreements with certain officers of the Company that resulted in the Company recognizing compensation expense of $0.9 million, $1.1 million and $0.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

         In connection with certain Mergers, the Company agreed to make consulting payments to certain individuals who had been employees of the companies acquired and who became trustees of the Company subsequent to the applicable merger dates. During the years ended December 31, 2000, 1999 and 1998, the Company made payments pursuant to these agreements of $400,000, $625,000 and $625,000, respectively. The remaining future payments to be made under these agreements as of December 31, 2000 are approximately $567,000.

         The Company occupies space at various office buildings that are owned and/or managed by Equity Office Holdings, L.L.C. ("EOH"), a company of which EQR's chairman of the board is also chairman of the board. Amounts incurred for such office space for the years ended December 31, 2000, 1999 and 1998 were $1,781,069, $1,466,569 and $1,067,970, respectively.

         Artery Property Management, Inc., a real estate property management company ("APMI") in which a trustee of the Company is a two-thirds owner and chairman of the board of directors, provided the Company consulting services with regard to property acquisitions and additional business opportunities. In connection with the acquisition of certain Properties from this trustee and his affiliates during 1995, the Company made a loan to this trustee and APMI of $15,212,000 evidenced by two notes and secured by 465,545 OP Units. At December 31, 2000, no amounts were outstanding under these notes and all OP Units were released from their pledges.

         During 1999, the Company acquired eight Properties and the related management agreements from affiliates of the aforementioned trustee for an aggregate purchase price of approximately $110.2 million, including the assumption of approximately $44.3 million of mortgage indebtedness. The purchase price also included the issuance of 28,795 Series A Junior Convertible Preference Units in the Operating Partnership which have a liquidation value of $100 per unit and are exchangeable for OP Units under certain circumstances. On June 29, 1999, this trustee received 8,462 of these units with a liquidation value of approximately $0.8 million.

         The Company paid legal fees to a law firm of which one of the Company's trustees is a partner, in the amounts of $3.6 million, $1.6 million and $2.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

         In addition, the Company has provided acquisitions, asset and property management services to certain related entities for properties not owned by the Company. Fees received for providing such services were approximately $1.7 million, $2.4 million and $3.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

         In regards to the funding of Properties in the development and/or earnout stage and the joint venture agreements with two multifamily residential real estate developers, the Company funded a total of $160.9 million during the year ended December 31, 2000. The Company expects to fund approximately $83.2 million in connection with these Properties beyond 2000. In connection with one joint venture agreement, the Company has an obligation to fund up to an additional $17.5 million to guarantee third party construction financing. At any time following the completion of construction of any development property, the Company's joint venture partners have the right to cause the Company to acquire said partner's interest in the completed project on certain terms and conditions contained in their partnership agreement at a mutually agreeable price.

         In connection with the Wellsford Merger, the Company provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of December 31, 2000, this enhancement was still in effect at a commitment amount of $12.7 million.

         During the years ended December 31, 2000, 1999 and 1998, total lease payments incurred, including a portion of real estate taxes, insurance, repairs and utilities, aggregated $4,074,672, $3,271,513 and $2,528,150 respectively.

         The minimum basic aggregate rental commitment under the Company's leases in years following December 31, 2000 is as follows:

                          ------------------------
                             Year         Amount
                          ------------------------
                             2001       $7,131,389
                             2002        5,479,821
                             2003        4,404,088
                             2004        2,632,227
                             2005        1,158,311
                          Thereafter             0
                          ------------------------
                             Total     $20,805,836
                          ========================

21.      REPORTABLE SEGMENTS

         The following tables set forth the reconciliation of net income and total assets for the Company's reportable segments for the years ended December 31, 2000, 1999 and 1998.


                                                                        RENTAL REAL       CORPORATE/
      2000 (AMOUNTS IN THOUSANDS)                                        ESTATE(1)         OTHER(2)      CONSOLIDATED
      ---------------------------                                       -----------       ----------     ------------
Rental income                                                           $ 1,959,785       $        -     $  1,959,785
Fee and asset management income                                                   -            6,520            6,520
Furniture income                                                                              27,577           27,577
Property and maintenance expense                                           (503,239)               -         (503,239)
Real estate tax and insurance expense                                      (182,479)               -         (182,479)
Property management expense                                                 (76,416)               -          (76,416)
Fee and asset management expense                                                  -           (5,157)          (5,157)
Furniture operating expenses                                                      -          (16,288)         (16,288)
                                                                        -----------       ----------      -----------
Net operating income                                                      1,197,651           12,652        1,210,303

Interest income - investment in mortgage notes                                    -           11,192           11,192
Interest and other income                                                         -           25,266           25,266
Depreciation expense on non-real estate assets                                    -          (12,093)         (12,093)
Interest expense:
    Expense incurred                                                              -         (382,946)        (382,946)
    Amortization of deferred financing costs                                      -           (5,473)          (5,473)
General and administrative expense                                                -          (26,385)         (26,385)
Amortization of goodwill                                                          -           (1,760)          (1,760)
Allocation to Minority Interests - Partially Owned
    Properties                                                                    -              132              132
Income from investments in unconsolidated entities                                -           17,633           17,633
Preferred distributions                                                           -         (111,941)        (111,941)
Adjustment for loss on investment in technology segment                           -            1,000            1,000
Adjustment for depreciation expense related to
    Unconsolidated and Partially Owned Properties                                 -            1,244            1,244
                                                                        -----------       ----------      -----------
Funds from operations available to Common Shares and
    OP Units (unaudited)                                                  1,197,651         (471,479)          726,172

Depreciation expense on real estate assets                                 (437,491)               -         (437,491)
Net gain on sales of real estate                                            198,426                -          198,426
Extraordinary items                                                          (5,592)                           (5,592)
Allocation to Minority Interests - Operating Partnership                          -          (41,761)         (41,761)
Adjustment for loss on investment in technology segment                           -           (1,000)          (1,000)
Adjustment for depreciation expense related to
    Unconsolidated and Partially Owned Properties                                 -           (1,244)          (1,244)
                                                                        -----------       ----------      -----------

Net income available to Common Shares                                   $   952,994       $ (515,484)     $   437,510
                                                                        ===========       ==========      ===========

Investment in real estate, net of accumulated depreciation              $11,223,226       $   15,998      $11,239,224
                                                                        ===========       ==========      ===========

Total assets                                                            $11,274,863       $  989,103      $12,263,966
                                                                        ===========       ==========      ===========


                                                                        RENTAL REAL       CORPORATE/
      1999 (AMOUNTS IN THOUSANDS)                                        ESTATE(1)         OTHER(2)      CONSOLIDATED
      ---------------------------                                       -----------       ----------     ------------
Rental income                                                           $ 1,711,738       $        -     $  1,711,738
Fee and asset management income                                                   -            5,088            5,088
Property and maintenance expense                                           (414,026)               -         (414,026)
Real estate tax and insurance expense                                      (171,289)               -         (171,289)
Property management expense                                                 (61,626)               -          (61,626)
Fee and asset management expense                                                  -           (3,587)          (3,587)
                                                                        -----------       ----------     ------------
Net operating income                                                      1,064,797            1,501         1,066,298

Interest income - investment in mortgage notes                                    -           12,559           12,559
Interest and other income                                                         -           13,242           13,242
Depreciation expense on non-real estate assets                                    -           (7,231)          (7,231)
Interest expense:
    Expense incurred                                                              -         (337,189)        (337,189)
    Amortization of deferred financing costs                                      -           (4,084)          (4,084)
General and administrative expense                                                -          (22,296)         (22,296)
Income from investments in unconsolidated entities                                -           10,491           10,491
Preferred distributions                                                           -         (113,196)        (113,196)
Adjustment for depreciation expense related to
    Unconsolidated Properties                                                     -            1,009            1,009
                                                                        -----------       ----------     ------------
Funds from operations available to Common Shares and
    OP Units (unaudited)                                                  1,064,797         (445,194)         619,603

Depreciation expense on real estate assets                                 (401,457)               -         (401,457)
Net gain on sales of real estate                                             93,535                -           93,535
Extraordinary items                                                               -             (451)            (451)
Allocation to Minority Interests - Operating Partnership                          -          (29,536)         (29,536)
Adjustment for depreciation expense related to
    Unconsolidated Properties                                                     -           (1,009)          (1,009)
                                                                        -----------       ----------     ------------

Net income available to Common Shares                                   $   756,875       $ (476,190)    $    280,685
                                                                        ===========       ==========      ===========

Investment in real estate, net of accumulated depreciation              $11,151,167       $   17,309     $ 11,168,476
                                                                        ===========       ==========      ===========

Total assets                                                            $11,164,035       $  551,654     $ 11,715,689
                                                                        ===========       ==========      ===========


                                                                        RENTAL REAL       CORPORATE/
      1998 (AMOUNTS IN THOUSANDS)                                        ESTATE(1)         OTHER(2)      CONSOLIDATED
      ---------------------------                                       -----------       ----------     ------------
Rental income                                                           $ 1,293,560       $        -     $  1,293,560
Fee and asset management income                                                   -            5,622            5,622
Property and maintenance expense                                           (326,733)               -         (326,733)
Real estate tax and insurance expense                                      (126,009)               -         (126,009)
Property management expense                                                 (53,101)               -          (53,101)
Fee and asset management expense                                                  -           (4,279)          (4,279)
                                                                        -----------       ----------     ------------
Net operating income                                                        787,717            1,343          789,060

Interest income - investment in mortgage notes                                    -           18,564           18,564
Interest and other income                                                         -           16,145           16,145
Depreciation expense on non-real estate assets                                    -           (5,361)          (5,361)
Interest expense:
    Expense incurred                                                              -         (246,585)        (246,585)
    Amortization of deferred financing costs                                      -           (2,757)          (2,757)
General and administrative expense                                                -          (20,631)         (20,631)
Income from investments in unconsolidated entities                                -            3,105            3,105
Preferred distributions                                                           -          (92,917)         (92,917)
Adjustment for depreciation expense related to
    Unconsolidated Properties                                                     -              183              183
                                                                        -----------       ----------     ------------

Funds from operations available to Common Shares and
    OP Units (unaudited)                                                    787,717         (328,911)         458,806

Depreciation expense on real estate assets                                 (296,508)               -         (296,508)
Net gain on sales of real estate                                             21,703                -           21,703
Income allocated to Minority Interests                                            -          (18,529)         (18,529)
Adjustment for depreciation expense related to
    Unconsolidated Properties                                                     -             (183)            (183)
                                                                        -----------       ----------     ------------

Net income available to Common Shares                                   $   512,912       $ (347,623)    $    165,289
                                                                        ===========       ==========      ===========

(1) The Company's primary business is owning, managing, and operating multifamily residential properties which includes the generation of rental and other related income through the leasing of apartment units to tenants.

(2) The Company has a segment for corporate level activity including such items as fee and asset management activity, furniture rental/sales activity, interest income earned on short-term investments and investment in mortgage notes, investment in technology entities, income earned from investments in unconsolidated entities, general and administrative expenses, and interest expense on mortgage notes payable, unsecured note issuances and lines of credit. The Company's fee and asset management and furniture rental/sales activities are immaterial and do not meet the threshold requirements of a reportable segment as provided for in Statement No. 131. Interest expense on debt is not allocated to individual Properties, even if the Properties secure such debt. Further, income allocated to Minority Interests is not allocated to the Properties.

22.      SUBSEQUENT EVENTS

       The Company:

     - acquired Suerte Apartments, a 272-unit property located in San Diego, California for approximately $37.5 million (assumed mortgage debt of approximately $18.5 million.), Westside Villas VI, an 18-unit property located in Los Angeles, California for $4.6 million and Riverview Apartments, a 92-unit property located in Norwalk, Connecticut for $9.6 million (assumed mortgage debt of $6.3 million).
     - disposed of Meadowood II Apartments in Indianapolis, Indiana for
       $1.3 million, Concorde Bridge Apartments in Overland Park, Kansas for $15.6 million and Springs of Country Woods in Salt Lake City, Utah for $31.0 million.
     - funded $12.4 million to pay off at maturity the mortgage debt on two properties.
     - funded $11.6 million related to the development, earnout and joint venture agreements.
     - entered into two $100 million forward starting swaps commencing on March 1, 2001 and expiring on March 1, 2011. The Company will pay an interest rate of 5.958% on the first $100 million and 5.965% on the second $100 million and will receive an interest rate of 90-day LIBOR under both swaps.

23.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. The 1999 and 2000 net income per weighted average Common Share amounts have been presented. Amounts are in thousands, except for per share amounts.


                                            FIRST     SECOND       THIRD      FOURTH
                                           QUARTER    QUARTER     QUARTER     QUARTER
               1999                         3/31       6/30        9/30        12/31
               ----                       --------   --------    --------    --------
Total revenues **                         $416,137   $422,222    $435,188    $479,571
                                          ========   ========    ========    ========

Net income                                $ 93,554   $ 96,662    $ 95,891    $107,774
                                          ========   ========    ========    ========

Net income available to Common Shares     $ 64,177   $ 68,928    $ 67,884    $ 79,696
                                          ========   ========    ========    ========

Net income per share - basic              $   0.54   $   0.57    $   0.56    $   0.63
                                          ========   ========    ========    ========

Net income per share - diluted            $   0.54   $   0.57    $   0.55    $   0.63
                                          ========   ========    ========    ========

Weighted average Common Shares
     Outstanding - basic                   118,956    120,558     122,312     126,788
                                          ========   ========    ========    ========



                                            FIRST     SECOND       THIRD      FOURTH
                                           QUARTER    QUARTER     QUARTER     QUARTER
               2000                         3/31       6/30        9/30        12/31
               ----                       --------   --------    --------    --------
Total revenues **                         $485,410   $493,113    $537,254    $532,196
                                          ========   ========    ========    ========

Net income *                              $101,139   $152,659    $169,316    $126,337
                                          ========   ========    ========    ========

Net income available to Common Shares *   $ 72,751   $125,393    $141,373    $ 97,993
                                          ========   ========    ========    ========

Net income per share - basic *            $   0.57   $   0.97    $   1.08    $   0.75
                                          ========   ========    ========    ========

Net income per share - diluted *          $   0.57   $   0.96    $   1.06    $   0.74
                                          ========   ========    ========    ========

Weighted average Common Shares
     Outstanding - basic                   127,798    129,072     131,412     131,322
                                          ========   ========    ========    ========

* For the quarter ended September 30, 2000, Net income, Net income available to Common Shares, Net income per share - basic, and Net income per share - diluted have been adjusted to reflect the correction of the amounts previously reported on the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000 related to the gain on disposition of properties, net. The amounts for Net income, Net income available to Common Shares, Net income per share - basic, and Net income per share - diluted for the quarter ended September 30, 2000 have been reduced by $36,659, $36,659, $0.27, and $0.27, respectively.

** Includes income from investments in unconsolidated entities.

                           EQUITY RESIDENTIAL PROPERTIES TRUST
              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  DECEMBER 31, 2000


                                                                                                        Initial Cost to
                    Description                                                                            Company
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Building &
Apartment Name                    Location                       Encumbrances                    Land                 Fixtures
---------------------------------------------------------------------------------------------------------------------------------
2300 Elliott                      Seattle, WA                $              -              $    796,800.00        $  7,173,725.29
2900 on First Combined            Seattle, WA                               -                 1,177,700.00          10,600,359.93
740 River Drive                   St. Paul, MN                   6,485,172.69                 1,626,700.00          11,232,942.51
7979 Westheimer                   Houston, TX                               -                 1,390,100.00          12,497,975.26
929 House                         Cambridge, MA                  5,087,756.57                 3,252,993.36          21,770,032.49
Abington Grove                    Abington, MA                              -                   553,105.38           3,701,551.37
Acacia Creek                      Scottsdale, AZ                19,868,095.54                 6,121,856.00          35,380,171.95
Acadia Court                      Bloomington, IN                2,064,063.94                   257,483.69           2,268,652.90
Acadia Court II                   Bloomington, IN                1,775,501.73                   253,635.67           2,234,631.66
Adams Farm                        Greensboro, NC                            -                 2,350,000.00          30,073,196.71
Alborada                          Freemont, CA                              -                24,310,000.00          59,214,128.76
Alderwood Park                    Lynnwood, WA                              -                 3,767,400.00           8,110,529.50
Altamonte                         San Antonio, TX                          (Q)                1,665,070.00          14,986,473.86
Ambergate (FL)                    W. Palm Beach, FL                         -                   730,000.00           1,687,743.10
Amberidge                         Detroit, MI                      896,929.72                   130,844.19           1,152,879.92
Amberton                          Manassas, VA                  10,597,067.00                   900,600.00           8,474,461.29
Amberwood (OH)                    Canton, OH                       879,290.68                   126,226.92           1,112,288.75
Amberwood I (FL)                  Jacksonville, FL                 391,023.44                   101,744.04             896,376.92
Amesbury I                        Columbus, OH                   1,216,824.69                   143,039.49           1,260,232.82
Amesbury II                       Columbus, OH                   1,252,995.83                   180,588.07           1,591,228.65
Amhurst (Tol)                     Toledo, OH                                -                   161,853.71           1,426,107.57
Amhurst I (OH)                    Dayton, OH                                -                   152,573.92           1,344,352.53
Amhurst II (OH)                   Dayton, OH                                -                   159,416.42           1,404,632.41
Andover Court                     Columbus, OH                              -                   123,874.81           1,091,272.11
Annhurst (IN)                     Indianpolis, IN                1,258,577.00                   189,235.25           1,667,468.73
Annhurst (MD) (REIT)              Belcamp, MD                    1,327,138.95                   232,575.00           2,093,165.14
Annhurst (PA)                     Pittsburgh, PA                 1,915,482.55                   307,952.45           2,713,396.72
Annhurst II (OH)                  Columbus, OH                              -                   116,738.63           1,028,594.58
Annhurst III (OH)                 Columbus, OH                              -                   134,788.03           1,187,629.47
Apple Ridge I                     Columbus, OH                   1,026,845.12                   139,299.72           1,227,582.35
Apple Ridge III                   Columbus, OH                     568,412.26                    72,585.34             639,355.94
Apple Run (MI)                    Jackson, MI                               -                    87,459.26             770,361.39
Apple Run II (Col)                Columbus, OH                              -                    93,810.22             826,669.29
Applegate  (Chi)                  Columbus, OH                     523,187.47                     7,737.74              68,227.92
Applegate (Col)                   Bloomington, IN                           -                   171,829.10           1,514,001.64
Applegate (Lor)                   Youngstown, OH                            -                    66,488.13             585,832.90
Applegate I (IN)                  Muncie, IN                       914,571.14                   138,505.63           1,220,385.53
Applegate II (IN)                 Muncie, IN                     1,224,315.66                   180,016.68           1,586,143.14
Applerun (War)                    Youngstown, OH                            -                   113,303.19             999,076.55
Applewood I                       Daytona Beach, FL              2,163,466.43                   235,230.48           2,072,993.86
Aragon Woods                      Indianpolis, IN                1,086,614.56                   157,790.97           1,390,010.45
Arbor Commons                     Ellington, CT                             -                   151,352.24           1,012,895.73
Arbor Glen                        Pittsfield Twp, MI                        -                 1,096,064.41           9,887,635.23
Arbor Terrace                     Sunnyvale, CA                 12,264,754.55                 9,057,300.00          18,483,641.96
Arboretum (AZ)                    Tucson, AZ                               (N)                3,453,446.00          19,020,018.80
Arboretum (GA)                    Atlanta, GA                               -                 4,682,300.00          15,913,018.18
Arboretum (MA)                    Canton, MA                               (Q)                4,685,900.00          10,992,750.95
Arbors at Century Center          Memphis, TN                               -                 2,521,700.00          15,236,996.38
Arbors of Brentwood               Nashville, TN                            (D)                  404,670.00          13,536,366.74
Arbors of Hickory Hollow          Nashville, TN                            (D)                  202,985.00           6,937,208.87
Arbors of Las Colinas             Irving, TX                                -                 1,663,900.00          15,385,079.82
Ashford Hill                      Columbus, OH                   1,392,777.43                   184,985.30           1,630,021.10
Ashgrove (IN)                     Indianpolis, IN                           -                   172,923.97           1,523,548.66
Ashgrove (KY)                     Louisville, KY                 1,031,836.26                   171,815.79           1,514,034.38
Ashgrove (Mar)                    Battle Creek, MI                 829,270.16                   119,822.73           1,055,968.80
Ashgrove (OH)                     Cincinnati, OH                 1,246,460.31                   157,534.56           1,387,687.13
Ashgrove I (MI)                   Detroit, MI                    3,239,352.39                   403,579.77           3,555,987.60
Ashgrove II (MI)                  Detroit, MI                    2,272,842.32                   311,912.27           2,748,287.00
Ashton, The                       Corona Hills, CA                          -                 2,594,264.00          33,042,397.56
Aspen Crossing                    Silver Spring, MD                         -                 2,880,000.00           8,559,961.04
Astorwood (REIT)                  Stuart, FL                     1,626,223.42                   233,150.00           2,098,338.21
Audubon Village                   Tampa, FL                                 -                 3,576,000.00          26,121,908.57
Autumn Cove                       Atlanta, GA                               -                   187,220.29           1,649,514.80
Autumn Creek                      Cordova, TN                              (E)                1,681,900.00           9,345,281.88
Auvers Village                    Orlando, FL                               -                 3,840,000.00          29,322,242.96
Avon Place                        Avon,CT                        6,342,236.00                 1,788,943.42          11,972,159.83
Balcones Club                     Austin, TX                                -                 2,185,500.00          10,119,231.65
Barrington                        Atlanta, GA                    1,007,184.83                   144,459.10           1,272,842.11
Bay Club                          Phoenix, AZ                               -                   828,200.00           6,228,255.80
Bay Ridge                         San Pedro, CA                             -                 2,401,300.00           2,176,963.16
Bayside                           Lakeland, FL                              -                    73,462.83             647,287.62
Bayside at the Islands            Gilbert, AZ                              (M)                3,306,484.00          15,573,006.00
Beach Club                        Fort Myers, FL                            -                 2,080,000.00          14,800,928.05
Bear Canyon                       Tucson, AZ                     7,979,809.37                 1,660,608.00          11,228,523.59
Beckford Place (IN)               Indianpolis, IN                  707,856.89                    99,045.91             872,702.38
Beckford Place (Pla)              Parkersburg, OH                           -                   161,160.76           1,420,001.96
Beckford Place (Wap)              Lima, OH                         615,659.04                    76,491.03             673,969.33
Beckford Place I (OH)             Canton, OH                     1,141,618.73                   168,425.60           1,484,248.06
Beckford Place II (OH)            Canton, OH                     1,208,456.70                   172,134.32           1,516,690.93
Bel Aire I                        Miami, FL                                 -                   188,342.67           1,658,995.16
Bel Aire II                       Miami, FL                                 -                   136,416.15           1,201,075.48
Bell Road I & II                  Nashville, TN                             -                 3,100,000.00             950,038.02
Bellevue Meadows                  Bellevue, WA                              -                 4,507,100.00          12,574,814.34
Belmont Crossing                  Riverdale, GA                             -                 1,580,000.00          18,449,044.76
Belmont Landing                   Riverdale, GA                             -                 2,120,000.00          21,651,256.11
Beneva Place                      Sarasota, FL                   8,700,000.00                 1,344,000.00           9,665,446.61
Bermuda Cove                      Jacksonville, FL                          -                 1,503,000.00          19,561,895.89


                                                          Cost Capitalized
                                                            Subsequent to                             Gross Amount Carried
                                                             Acquisition                                 at Close of
                   Description                           (Improvements, net) (H)                       Period 12/31/00
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        Building &                                      Building &
Apartment Name                      Location             Land           Fixtures                   Land                Fixtures (A)
-----------------------------------------------------------------------------------------------------------------------------------
2300 Elliott                       Seattle, WA               -      $   3,794,932.51        $    796,800.00      $    10,968,657.80
2900 on First Combined             Seattle, WA               -          2,163,311.14           1,177,700.00           12,763,671.07
740 River Drive                    St. Paul, MN              -          1,418,543.08           1,626,700.00           12,651,485.59
7979 Westheimer                    Houston, TX               -          2,047,152.63           1,390,100.00           14,545,127.89
929 House                          Cambridge, MA             -            184,855.00           3,252,993.36           21,954,887.49
Abington Grove                     Abington, MA              -             61,886.88             553,105.38            3,763,438.25
Acacia Creek                       Scottsdale, AZ            -          1,037,267.74           6,121,856.00           36,417,439.69
Acadia Court                       Bloomington, IN           -            120,650.98             257,483.69            2,389,303.88
Acadia Court II                    Bloomington, IN           -             99,997.30             253,635.67            2,334,628.96
Adams Farm                         Greensboro, NC            -            301,946.91           2,350,000.00           30,375,143.62
Alborada                           Freemont, CA              -             27,937.82          24,310,000.00           59,242,066.58
Alderwood Park                     Lynnwood, WA              -            440,672.26           3,767,400.00            8,551,201.76
Altamonte                          San Antonio, TX           -          1,248,808.08           1,665,070.00           16,235,281.94
Ambergate (FL)                     W. Palm Beach, FL         -             15,647.37             730,000.00            1,703,390.47
Amberidge                          Detroit, MI               -             30,549.07             130,844.19            1,183,428.99
Amberton                           Manassas, VA              -          1,225,380.29             900,600.00            9,699,841.58
Amberwood (OH)                     Canton, OH                -             71,586.36             126,226.92            1,183,875.11
Amberwood I (FL)                   Jacksonville, FL          -             14,022.59             101,744.04              910,399.51
Amesbury I                         Columbus, OH              -             68,723.33             143,039.49            1,328,956.15
Amesbury II                        Columbus, OH              -             70,348.44             180,588.07            1,661,577.09
Amhurst (Tol)                      Toledo, OH                -             13,941.37             161,853.71            1,440,048.94
Amhurst I (OH)                     Dayton, OH                -             78,696.87             152,573.92            1,423,049.40
Amhurst II (OH)                    Dayton, OH                -             28,310.98             159,416.42            1,432,943.39
Andover Court                      Columbus, OH              -             63,955.70             123,874.81            1,155,227.81
Annhurst (IN)                      Indianpolis, IN           -             90,388.44             189,235.25            1,757,857.17
Annhurst (MD) (REIT)               Belcamp, MD               -                     -             232,575.00            2,093,165.14
Annhurst (PA)                      Pittsburgh, PA            -             63,384.08             307,952.45            2,776,780.80
Annhurst II (OH)                   Columbus, OH              -             73,459.69             116,738.63            1,102,054.27
Annhurst III (OH)                  Columbus, OH              -             25,041.87             134,788.03            1,212,671.34
Apple Ridge I                      Columbus, OH              -             41,574.40             139,299.72            1,269,156.75
Apple Ridge III                    Columbus, OH              -             15,040.71              72,585.34              654,396.65
Apple Run (MI)                     Jackson, MI               -             16,174.90              87,459.26              786,536.29
Apple Run II (Col)                 Columbus, OH              -             36,061.54              93,810.22              862,730.83
Applegate  (Chi)                   Columbus, OH              -             34,669.90               7,737.74              102,897.82
Applegate (Col)                    Bloomington, IN           -             29,497.77             171,829.10            1,543,499.41
Applegate (Lor)                    Youngstown, OH            -             11,109.74              66,488.13              596,942.64
Applegate I (IN)                   Muncie, IN                -             45,597.49             138,505.63            1,265,983.02
Applegate II (IN)                  Muncie, IN                -             44,106.46             180,016.68            1,630,249.60
Applerun (War)                     Youngstown, OH            -             21,194.63             113,303.19            1,020,271.18
Applewood I                        Daytona Beach, FL         -            179,294.23             235,230.48            2,252,288.09
Aragon Woods                       Indianpolis, IN           -             37,967.52             157,790.97            1,427,977.97
Arbor Commons                      Ellington, CT             -              4,401.38             151,352.24            1,017,297.11
Arbor Glen                         Pittsfield Twp, MI        -            478,352.36           1,096,064.41           10,365,987.59
Arbor Terrace                      Sunnyvale, CA             -            325,632.97           9,057,300.00           18,809,274.93
Arboretum (AZ)                     Tucson, AZ                -            767,721.65           3,453,446.00           19,787,740.45
Arboretum (GA)                     Atlanta, GA               -            770,618.95           4,682,300.00           16,683,637.13
Arboretum (MA)                     Canton, MA                -            145,864.26           4,685,900.00           11,138,615.21
Arbors at Century Center           Memphis, TN               -            585,705.14           2,521,700.00           15,822,701.52
Arbors of Brentwood                Nashville, TN             -          1,105,320.07             404,670.00           14,641,686.81
Arbors of Hickory Hollow           Nashville, TN             -          1,772,384.19             202,985.00            8,709,593.06
Arbors of Las Colinas              Irving, TX                -          1,286,855.71           1,663,900.00           16,671,935.53
Ashford Hill                       Columbus, OH              -            115,776.56             184,985.30            1,745,797.66
Ashgrove (IN)                      Indianpolis, IN           -             34,449.01             172,923.97            1,557,997.67
Ashgrove (KY)                      Louisville, KY            -             23,128.16             171,815.79            1,537,162.54
Ashgrove (Mar)                     Battle Creek, MI          -             55,903.76             119,822.73            1,111,872.56
Ashgrove (OH)                      Cincinnati, OH            -             67,801.45             157,534.56            1,455,488.58
Ashgrove I (MI)                    Detroit, MI               -             76,619.06             403,579.77            3,632,606.66
Ashgrove II (MI)                   Detroit, MI               -             34,030.77             311,912.27            2,782,317.77
Ashton, The                        Corona Hills, CA          -            807,161.00           2,594,264.00           33,849,558.56
Aspen Crossing                     Silver Spring, MD         -            361,479.02           2,880,000.00            8,921,440.06
Astorwood (REIT)                   Stuart, FL                -                     -             233,150.00            2,098,338.21
Audubon Village                    Tampa, FL                 -            557,884.83           3,576,000.00           26,679,793.40
Autumn Cove                        Atlanta, GA               -             25,510.57             187,220.29            1,675,025.37
Autumn Creek                       Cordova, TN               -            327,082.88           1,681,900.00            9,672,364.76
Auvers Village                     Orlando, FL               -            542,182.85           3,840,000.00           29,864,425.81
Avon Place                         Avon,CT                   -             21,949.95           1,788,943.42           11,994,109.78
Balcones Club                      Austin, TX                -            620,049.65           2,185,500.00           10,739,281.30
Barrington                         Atlanta, GA               -             55,951.47             144,459.10            1,328,793.58
Bay Club                           Phoenix, AZ               -          1,874,022.56             828,200.00            8,102,278.36
Bay Ridge                          San Pedro, CA             -            139,444.74           2,401,300.00            2,316,407.90
Bayside                            Lakeland, FL              -             77,000.31              73,462.83              724,287.93
Bayside at the Islands             Gilbert, AZ               -            461,283.08           3,306,484.00           16,034,289.08
Beach Club                         Fort Myers, FL            -            618,301.98           2,080,000.00           15,419,230.03
Bear Canyon                        Tucson, AZ                -            144,047.40           1,660,608.00           11,372,570.99
Beckford Place (IN)                Indianpolis, IN           -             28,806.39              99,045.91              901,508.77
Beckford Place (Pla)               Parkersburg, OH           -             35,633.69             161,160.76            1,455,635.65
Beckford Place (Wap)               Lima, OH                  -              9,767.12              76,491.03              683,736.45
Beckford Place I (OH)              Canton, OH                -             25,440.49             168,425.60            1,509,688.55
Beckford Place II (OH)             Canton, OH                -             12,506.98             172,134.32            1,529,197.91
Bel Aire I                         Miami, FL                 -             29,573.18             188,342.67            1,688,568.34
Bel Aire II                        Miami, FL                 -             22,457.59             136,416.15            1,223,533.07
Bell Road I & II                   Nashville, TN             -                     -           3,100,000.00              950,038.02
Bellevue Meadows                   Bellevue, WA              -            157,309.04           4,507,100.00           12,732,123.38
Belmont Crossing                   Riverdale, GA             -            205,410.09           1,580,000.00           18,654,454.85
Belmont Landing                    Riverdale, GA             -            326,455.16           2,120,000.00           21,977,711.27
Beneva Place                       Sarasota, FL              -            217,140.84           1,344,000.00            9,882,587.45
Bermuda Cove                       Jacksonville, FL          -            328,889.33           1,503,000.00           19,890,785.22




                                                                                                                  Life Used to
                   Description                                                                                       Compute
---------------------------------------------------------------------------------------------------------------  Depreciation in
                                                                             Accumulated            Date of      Latest Income
Apartment Name                Location                   Total (B)          Depreciation          Construction   Statement (C)
-------------------------------------------------------------------------------------------------------------------------------
2300 Elliott                 Seattle, WA               11,765,457.80     $   (1,644,540.02)           1992          30 Years
2900 on First Combined       Seattle, WA               13,941,371.07         (2,144,725.53)         1989-91         30 Years
740 River Drive              St. Paul, MN              14,278,185.59         (1,490,396.20)           1962          30 Years
7979 Westheimer              Houston, TX               15,935,227.89         (3,366,803.48)           1973          30 Years
929 House                    Cambridge, MA             25,207,880.85           (124,472.00)           1975          30 Years
Abington Grove               Abington, MA               4,316,543.63            (23,064.00)           1968          30 Years
Acacia Creek                 Scottsdale, AZ            42,539,295.69         (4,173,276.18)        1988-1994        30 Years
Acadia Court                 Bloomington, IN            2,646,787.57           (111,619.67)           1985          30 Years
Acadia Court II              Bloomington, IN            2,588,264.63           (108,332.72)           1986          30 Years
Adams Farm                   Greensboro, NC            32,725,143.62         (2,473,891.70)           1987          30 Years
Alborada                     Freemont, CA              83,552,066.58         (1,514,620.48)           1999          30 Years
Alderwood Park               Lynnwood, WA              12,318,601.76           (800,507.67)           1982          30 Years
Altamonte                    San Antonio, TX           17,900,351.94         (4,041,221.60)           1985          30 Years
Ambergate (FL)               W. Palm Beach, FL          2,433,390.47            (24,244.10)           1987          30 Years
Amberidge                    Detroit, MI                1,314,273.18            (55,426.78)           1985          30 Years
Amberton                     Manassas, VA              10,600,441.58         (2,151,156.62)           1986          30 Years
Amberwood (OH)               Canton, OH                 1,310,102.03            (56,228.90)           1987          30 Years
Amberwood I (FL)             Jacksonville, FL           1,012,143.55            (43,829.80)           1981          30 Years
Amesbury I                   Columbus, OH               1,471,995.64            (63,742.73)           1986          30 Years
Amesbury II                  Columbus, OH               1,842,165.16            (77,982.01)           1987          30 Years
Amhurst (Tol)                Toledo, OH                 1,601,902.65            (67,047.01)           1983          30 Years
Amhurst I (OH)               Dayton, OH                 1,575,623.32            (69,482.05)           1979          30 Years
Amhurst II (OH)              Dayton, OH                 1,592,359.81            (69,050.94)           1981          30 Years
Andover Court                Columbus, OH               1,279,102.62            (54,896.73)           1982          30 Years
Annhurst (IN)                Indianpolis, IN            1,947,092.42            (91,099.37)           1985          30 Years
Annhurst (MD) (REIT)         Belcamp, MD                2,325,740.14                     -            1984          30 Years
Annhurst (PA)                Pittsburgh, PA             3,084,733.25           (129,116.09)           1984          30 Years
Annhurst II (OH)             Columbus, OH               1,218,792.90            (51,993.72)           1986          30 Years
Annhurst III (OH)            Columbus, OH               1,347,459.37            (57,726.91)           1988          30 Years
Apple Ridge I                Columbus, OH               1,408,456.47            (61,578.26)           1987          30 Years
Apple Ridge III              Columbus, OH                 726,981.99            (30,980.45)           1982          30 Years
Apple Run (MI)               Jackson, MI                  873,995.55            (37,602.00)           1982          30 Years
Apple Run II (Col)           Columbus, OH                 956,541.05            (43,212.06)           1980          30 Years
Applegate  (Chi)             Columbus, OH                 110,635.56            (10,046.25)           1981          30 Years
Applegate (Col)              Bloomington, IN            1,715,328.51            (71,914.60)           1982          30 Years
Applegate (Lor)              Youngstown, OH               663,430.77            (29,853.16)           1982          30 Years
Applegate I (IN)             Muncie, IN                 1,404,488.65            (61,210.88)           1984          30 Years
Applegate II (IN)            Muncie, IN                 1,810,266.28            (78,858.83)           1987          30 Years
Applerun (War)               Youngstown, OH             1,133,574.37            (48,844.82)           1983          30 Years
Applewood I                  Daytona Beach, FL          2,487,518.57           (125,376.48)           1982          30 Years
Aragon Woods                 Indianpolis, IN            1,585,768.94            (70,089.01)           1986          30 Years
Arbor Commons                Ellington, CT              1,168,649.35             (6,405.00)           1975          30 Years
Arbor Glen                   Pittsfield Twp, MI        11,462,052.00         (1,253,924.36)           1990          30 Years
Arbor Terrace                Sunnyvale, CA             27,866,574.93         (1,657,730.76)           (W)           30 Years
Arboretum (AZ)               Tucson, AZ                23,241,186.45         (2,419,207.16)           1987          30 Years
Arboretum (GA)               Atlanta, GA               21,365,937.13         (1,962,313.20)           1970          30 Years
Arboretum (MA)               Canton, MA                15,824,515.21         (1,062,108.78)           1989          30 Years
Arbors at Century Center     Memphis, TN               18,344,401.52         (1,513,394.63)        1988/1990        30 Years
Arbors of Brentwood          Nashville, TN             15,046,356.81         (4,121,979.48)           1986          30 Years
Arbors of Hickory Hollow     Nashville, TN              8,912,578.06         (3,017,618.56)           1986          30 Years
Arbors of Las Colinas        Irving, TX                18,335,835.53         (4,385,699.40)         1984/85         30 Years
Ashford Hill                 Columbus, OH               1,930,782.96            (84,302.07)           1986          30 Years
Ashgrove (IN)                Indianpolis, IN            1,730,921.64            (73,414.03)           1983          30 Years
Ashgrove (KY)                Louisville, KY             1,708,978.33            (71,834.21)           1984          30 Years
Ashgrove (Mar)               Battle Creek, MI           1,231,695.29            (52,192.48)           1983          30 Years
Ashgrove (OH)                Cincinnati, OH             1,613,023.14            (68,727.42)           1983          30 Years
Ashgrove I (MI)              Detroit, MI                4,036,186.43           (168,688.40)           1985          30 Years
Ashgrove II (MI)             Detroit, MI                3,094,230.04           (127,719.65)           1987          30 Years
Ashton, The                  Corona Hills, CA          36,443,822.56         (3,755,848.89)           1986          30 Years
Aspen Crossing               Silver Spring, MD         11,801,440.06           (672,109.12)           1979          30 Years
Astorwood (REIT)             Stuart, FL                 2,331,488.21                     -            1983          30 Years
Audubon Village              Tampa, FL                 30,255,793.40         (2,216,011.77)           1990          30 Years
Autumn Cove                  Atlanta, GA                1,862,245.66            (76,368.22)           1985          30 Years
Autumn Creek                 Cordova, TN               11,354,264.76         (1,207,608.73)           1991          30 Years
Auvers Village               Orlando, FL               33,704,425.81         (2,439,822.24)           1991          30 Years
Avon Place                   Avon,CT                   13,783,053.20            (70,929.00)           1973          30 Years
Balcones Club                Austin, TX                12,924,781.30         (1,266,572.68)           1984          30 Years
Barrington                   Atlanta, GA                1,473,252.68            (62,559.98)           1984          30 Years
Bay Club                     Phoenix, AZ                8,930,478.36         (2,549,231.81)           1976          30 Years
Bay Ridge                    San Pedro, CA              4,717,707.90           (341,486.53)           1987          30 Years
Bayside                      Lakeland, FL                 797,750.76            (38,988.67)           1982          30 Years
Bayside at the Islands       Gilbert, AZ               19,340,773.08         (1,818,765.32)           1989          30 Years
Beach Club                   Fort Myers, FL            17,499,230.03         (1,330,075.92)           1990          30 Years
Bear Canyon                  Tucson, AZ                13,033,178.99         (1,286,913.92)           1996          30 Years
Beckford Place (IN)          Indianpolis, IN            1,000,554.68            (43,203.83)           1984          30 Years
Beckford Place (Pla)         Parkersburg, OH            1,616,796.41            (68,789.86)           1982          30 Years
Beckford Place (Wap)         Lima, OH                     760,227.48            (33,170.04)           1981          30 Years
Beckford Place I (OH)        Canton, OH                 1,678,114.15            (70,365.49)           1983          30 Years
Beckford Place II (OH)       Canton, OH                 1,701,332.23            (70,801.76)           1985          30 Years
Bel Aire I                   Miami, FL                  1,876,911.01            (79,257.81)           1985          30 Years
Bel Aire II                  Miami, FL                  1,359,949.22            (57,348.69)           1986          30 Years
Bell Road I & II             Nashville, TN              4,050,038.02                     -            (P)           30 Years
Bellevue Meadows             Bellevue, WA              17,239,223.38         (1,157,780.04)           1983          30 Years
Belmont Crossing             Riverdale, GA             20,234,454.85         (1,519,011.70)           1988          30 Years
Belmont Landing              Riverdale, GA             24,097,711.27         (1,804,625.48)           1988          30 Years
Beneva Place                 Sarasota, FL              11,226,587.45           (822,505.89)           1986          30 Years
Bermuda Cove                 Jacksonville, FL          21,393,785.22         (1,629,530.54)           1989          30 Years

                                                                                                        Initial Cost to
                    Description                                                                            Company
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Building &
Apartment Name                    Location                       Encumbrances                    Land               Fixtures
---------------------------------------------------------------------------------------------------------------------------------
Berry Pines                       Pensacola, FL                                   -             154,085.80         1,357,663.86
Birches, The                      Lima, OH                               966,791.18              94,797.74           835,421.36
Bishop Park                       Winter Park, FL                                 -           2,592,000.00        17,990,435.90
Blue Swan                         San Antonio, TX                                (E)          1,425,500.00         7,591,291.62
Blueberry Hill I                  Orlando, FL                            726,186.14             140,369.75         1,236,710.45
Boulder Creek                     Wilsonville, OR                      8,068,000.00           3,554,400.00        11,481,773.38
Bourbon Square                    Palatine, IL                        26,450,516.85           3,985,300.00        35,870,193.94
Bradford Apartments               Newington, CT                        1,957,653.00             401,090.83         2,684,223.26
Bramblewood                       San Jose, CA                                    -           5,190,700.00         9,659,184.34
Branchwood                        Orlando, FL                                     -             324,068.53         2,855,396.92
Brandon Court                     Bloomington, IN                      1,403,669.03             170,635.75         1,503,486.89
Brandywine E.                     Lakeland, FL                           587,263.74              88,126.47           776,490.28
Breckinridge                      Lexington, KY                                   -           1,648,300.00        14,845,714.75
Brentwood                         Vancouver, WA                                   -           1,357,221.39        12,202,521.39
Breton Mill                       Houston, TX                                     -             212,820.00         8,547,262.73
Briar Knoll Apts                  Vernon, CT                           6,030,543.84             928,971.99         6,216,966.38
Briarwood (CA)                    Sunnyvale, CA                       13,970,290.58           9,991,500.00        22,265,278.39
Bridford Lakes                    Greensboro, NC                                  -           2,265,314.00        26,886,537.14
Bridge Creek                      Wilsonville, OR                                 -           1,299,890.00        11,690,113.58
Bridgeport                        Raleigh, NC                                     -           1,296,700.00        11,942,278.32
Bridgewater at Wells Crossing     Orange Park, FL                                 -           2,160,000.00        13,347,548.89
Brierwood                         Jacksonville, FL                                -             551,900.00         4,965,855.71
Brittany Square                   Tulsa, OK                                       -             625,000.00         4,236,497.79
Broadview Oaks (REIT)             Pensacola, FL                        1,891,098.59             201,000.00         1,809,184.92
Broadway                          Garland, TX                          6,041,173.38           1,443,700.00         7,790,989.43
Brookdale Village                 Naperville, IL                      11,335,000.00           3,276,000.00        16,293,470.97
Brookfield                        Salt Lake City, UT                              -           1,153,000.00         5,682,452.92
Brookridge                        Centreville, VA                                (E)          2,521,500.00        16,003,838.95
Brookside (CO)                    Boulder, CO                                     -           3,600,400.00        10,211,158.98
Brookside (MD)                    Frederick, MD                        8,081,383.10           2,736,000.00         8,162,275.94
Brookside II (MD)                 Frederick, MD                                   -           2,450,800.00         6,913,202.43
Brooksyde Apts                    West Hartford, CT                    1,937,190.00             594,711.19         3,979,990.28
Brunswick (OH) (REIT)             Cortland, OH                                    -             190,000.00         1,713,388.64
Brunswick I (WV)                  Pittsburgh, PA                       1,665,619.99             241,739.37         2,129,979.31
Brunswick II (WV)                 Pittsburgh, WV                       1,262,277.35             202,928.23         1,788,318.88
Burgundy Studios                  Middletown, CT                       1,821,650.00             395,238.20         2,645,055.68
Burwick Farms                     Howell, MI                           8,631,222.18           1,104,600.00         9,932,206.94
Calais                            Dallas, TX                                      -           1,118,900.00        10,070,076.01
California Gardens                Jacksonville, FL                                -             105,528.18           929,869.29
Cambridge at Hickory Hollow       Nashville, TN                                  (S)          3,240,800.00        17,900,032.88
Cambridge Commons I               Indianapolis, IN                                -             179,139.19         1,578,077.45
Cambridge Commons II              Indianapolis, IN                       876,202.53             141,845.25         1,249,511.25
Cambridge Commons III             Indianapolis, IN                                -              98,124.94           864,737.63
Cambridge Estates                 Norwich,CT                                      -             590,184.84         3,949,698.55
Cambridge Village                 Lewisville, TX                                  -             801,300.00         8,762,606.48
Camden Way I                      Jacksonville, GA                       911,189.72             109,239.56           962,619.61
Camden Way II                     Jacksonville, GA                                -             105,552.14           930,029.36
Camellero                         Scottsdale, AZ                      11,456,678.96           1,924,900.00        17,324,592.87
Camellia Court (OH)               Columbus, OH                           555,203.85              68,583.82           604,444.24
Camellia Court I (Col)            Columbus, OH                                    -             133,058.78         1,172,392.84
Camellia Court I (Day)            Dayton, OH                           1,083,691.31             131,858.32         1,162,065.53
Camellia Court II (Col)           Columbus, OH                           934,650.59             118,420.87         1,043,416.87
Camellia Court II (Day)           Dayton, OH                                      -             131,570.85         1,159,282.59
Candlelight I                     Tampa, FL                              598,481.70             105,000.27           925,166.77
Candlelight II                    Tampa, FL                              592,543.92              95,061.25           837,593.20
Canterbury                        Germantown, MD                      31,363,910.50           2,781,300.00        26,711,250.66
Canterbury Crossings              Orlando, FL                                     -             273,670.75         2,411,537.51
Canterchase                       Nashville, TN                        5,559,460.33             863,600.00         7,762,804.13
Canyon Creek (AZ)                 Tucson, AZ                                      -             834,413.00         6,083,046.73
Canyon Crest                      Santa Clarita, CA                               -           2,370,000.00        10,141,878.44
Canyon Crest Views                Riverside, CA                                   -           1,744,640.00        17,397,193.87
Canyon Ridge                      San Diego, CA                                   -           4,869,448.00        11,955,063.50
Canyon Sands                      Phoenix, AZ                                     -           1,492,750.00        13,377,478.30
Capital Ridge (REIT)              Tallahassee, FL                      1,273,526.99             177,900.00         1,601,157.16
Cardinal, The                     Greensboro, NC                       7,240,510.64           1,281,200.00        11,850,556.68
Carleton Court (PA)               Erie, PA                                        -             128,528.46         1,132,675.80
Carleton Court (WV)               Charleston, WV                       1,316,591.19             196,222.37         1,728,932.91
Carmel Terrace                    San Diego, CA                                   -           2,288,300.00        20,596,280.88
Carolina Crossing                 Greenville, SC                                  -             550,200.00         4,949,618.55
Carriage Hill                     Macon, GA                                       -             131,910.67         1,162,576.76
Carriage Homes at Wyndham         Glen Allen, VA                                  -           1,736,000.00        27,476,005.88
Casa Capricorn                    San Diego, CA                                   -           1,262,700.00        11,365,093.09
Casa Ruiz                         San Diego, CA                                   -           3,922,400.00         9,389,153.21
Cascade at Landmark               Alexandria, VA                                  -           3,603,400.00        19,657,553.75
Catalina Shores                   Las Vegas, NV                                   -           1,227,000.00        11,042,866.93
Catalina Shores (WRP)             Las Vegas, NV                                   -           1,427,200.00        12,844,277.03
Cedar Crest                       Overland Park, KS                   13,539,238.59           2,160,700.00        19,424,617.27
Cedar Glen                        Reading, MA                          5,550,094.27           1,248,505.45         8,355,382.60
Cedar Hill                        Knoxville, TN                        1,439,005.39             204,792.35         1,804,443.80
Cedar Ridge (TX)                  Arlington, TX                        3,470,934.10             608,600.00         4,234,415.24
Cedargate (GA)                    Atlanta, GA                                     -             205,043.45         1,806,656.21
Cedargate (MI)                    Southbend, IN                          789,064.59             120,378.15         1,060,662.66
Cedargate (She)                   Louisville, KY                       1,187,181.55             158,685.33         1,398,040.66
Cedargate I (Cla)                 Dayton, OH                           1,221,976.86             159,599.20         1,406,492.86
Cedargate I (IN)                  Bloomington, IN                                 -             191,650.35         1,688,648.45
Cedargate I (KY)                  Louisville, KY                                  -             165,396.51         1,457,173.52
Cedargate I (OH)                  Columbus, OH                         2,234,188.71             240,586.83         2,119,432.15
Cedargate II (IN)                 Bloomington, IN                      1,087,610.62             165,040.72         1,454,188.64




                                                          Cost Capitalized
                                                            Subsequent to                             Gross Amount Carried
                                                             Acquisition                                 at Close of
                   Description                           (Improvements, net) (H)                       Period 12/31/00
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          Building &                                  Building &
Apartment Name                      Location             Land             Fixtures                 Land              Fixtures (A)
-----------------------------------------------------------------------------------------------------------------------------------
Berry Pines                       Pensacola, FL             -              72,748.42             154,085.80           1,430,412.28
Birches, The                      Lima, OH                  -              10,051.98              94,797.74             845,473.34
Bishop Park                       Winter Park, FL           -           1,416,137.29           2,592,000.00          19,406,573.19
Blue Swan                         San Antonio, TX           -             561,584.99           1,425,500.00           8,152,876.61
Blueberry Hill I                  Orlando, FL               -              39,485.48             140,369.75           1,276,195.93
Boulder Creek                     Wilsonville, OR           -             620,051.64           3,554,400.00          12,101,825.02
Bourbon Square                    Palatine, IL              -           5,752,954.33           3,985,300.00          41,623,148.27
Bradford Apartments               Newington, CT             -               8,502.21             401,090.83           2,692,725.47
Bramblewood                       San Jose, CA              -             184,808.88           5,190,700.00           9,843,993.22
Branchwood                        Orlando, FL               -              49,896.13             324,068.53           2,905,293.05
Brandon Court                     Bloomington, IN           -              35,022.50             170,635.75           1,538,509.39
Brandywine E.                     Lakeland, FL              -              15,282.97              88,126.47             791,773.25
Breckinridge                      Lexington, KY             -             572,022.19           1,648,300.00          15,417,736.94
Brentwood                         Vancouver, WA             -             993,609.69           1,357,221.39          13,196,131.08
Breton Mill                       Houston, TX               -             850,076.47             212,820.00           9,397,339.20
Briar Knoll Apts                  Vernon, CT                -               3,842.66             928,971.99           6,220,809.04
Briarwood (CA)                    Sunnyvale, CA             -             128,970.02           9,991,500.00          22,394,248.41
Bridford Lakes                    Greensboro, NC            -              26,960.24           2,265,314.00          26,913,497.38
Bridge Creek                      Wilsonville, OR           -           1,688,910.56           1,299,890.00          13,379,024.14
Bridgeport                        Raleigh, NC               -             424,406.05           1,296,700.00          12,366,684.37
Bridgewater at Wells Crossing     Orange Park, FL           -             257,622.11           2,160,000.00          13,605,171.00
Brierwood                         Jacksonville, FL          -             936,718.99             551,900.00           5,902,574.70
Brittany Square                   Tulsa, OK                 -             854,712.15             625,000.00           5,091,209.94
Broadview Oaks (REIT)             Pensacola, FL             -                      -             201,000.00           1,809,184.92
Broadway                          Garland, TX               -             755,844.52           1,443,700.00           8,546,833.95
Brookdale Village                 Naperville, IL            -             235,198.54           3,276,000.00          16,528,669.51
Brookfield                        Salt Lake City, UT        -             280,708.45           1,153,000.00           5,963,161.37
Brookridge                        Centreville, VA           -             490,569.62           2,521,500.00          16,494,408.57
Brookside (CO)                    Boulder, CO               -             138,825.79           3,600,400.00          10,349,984.77
Brookside (MD)                    Frederick, MD             -             111,649.55           2,736,000.00           8,273,925.49
Brookside II (MD)                 Frederick, MD             -             570,852.10           2,450,800.00           7,484,054.53
Brooksyde Apts                    West Hartford, CT         -               9,446.93             594,711.19           3,989,437.21
Brunswick (OH) (REIT)             Cortland, OH              -               2,160.74             190,000.00           1,715,549.38
Brunswick I (WV)                  Pittsburgh, PA            -              67,502.58             241,739.37           2,197,481.89
Brunswick II (WV)                 Pittsburgh, WV            -              37,583.56             202,928.23           1,825,902.44
Burgundy Studios                  Middletown, CT            -               9,893.53             395,238.20           2,654,949.21
Burwick Farms                     Howell, MI                -             375,902.30           1,104,600.00          10,308,109.24
Calais                            Dallas, TX                -             607,731.63           1,118,900.00          10,677,807.64
California Gardens                Jacksonville, FL          -              57,417.20             105,528.18             987,286.49
Cambridge at Hickory Hollow       Nashville, TN             -             310,808.47           3,240,800.00          18,210,841.35
Cambridge Commons I               Indianapolis, IN          -             171,898.18             179,139.19           1,749,975.63
Cambridge Commons II              Indianapolis, IN          -             107,609.05             141,845.25           1,357,120.30
Cambridge Commons III             Indianapolis, IN          -             104,782.13              98,124.94             969,519.76
Cambridge Estates                 Norwich,CT                -               6,491.37             590,184.84           3,956,189.92
Cambridge Village                 Lewisville, TX            -             565,640.53             801,300.00           9,328,247.01
Camden Way I                      Jacksonville, GA          -              67,251.50             109,239.56           1,029,871.11
Camden Way II                     Jacksonville, GA          -              37,235.79             105,552.14             967,265.15
Camellero                         Scottsdale, AZ            -           3,268,875.56           1,924,900.00          20,593,468.43
Camellia Court (OH)               Columbus, OH              -              15,154.50              68,583.82             619,598.74
Camellia Court I (Col)            Columbus, OH              -              73,773.60             133,058.78           1,246,166.44
Camellia Court I (Day)            Dayton, OH                -              61,774.54             131,858.32           1,223,840.07
Camellia Court II (Col)           Columbus, OH              -              52,072.28             118,420.87           1,095,489.15
Camellia Court II (Day)           Dayton, OH                -              27,341.51             131,570.85           1,186,624.10
Candlelight I                     Tampa, FL                 -              19,327.57             105,000.27             944,494.34
Candlelight II                    Tampa, FL                 -              57,485.69              95,061.25             895,078.89
Canterbury                        Germantown, MD            -           3,231,730.03           2,781,300.00          29,942,980.69
Canterbury Crossings              Orlando, FL               -              39,726.65             273,670.75           2,451,264.16
Canterchase                       Nashville, TN             -             614,846.20             863,600.00           8,377,650.33
Canyon Creek (AZ)                 Tucson, AZ                -             442,630.37             834,413.00           6,525,677.10
Canyon Crest                      Santa Clarita, CA         -             375,117.46           2,370,000.00          10,516,995.90
Canyon Crest Views                Riverside, CA             -             347,810.19           1,744,640.00          17,745,004.06
Canyon Ridge                      San Diego, CA             -             239,119.01           4,869,448.00          12,194,182.51
Canyon Sands                      Phoenix, AZ               -           1,219,970.12           1,492,750.00          14,597,448.42
Capital Ridge (REIT)              Tallahassee, FL           -                      -             177,900.00           1,601,157.16
Cardinal, The                     Greensboro, NC            -             271,538.80           1,281,200.00          12,122,095.48
Carleton Court (PA)               Erie, PA                  -              20,680.42             128,528.46           1,153,356.22
Carleton Court (WV)               Charleston, WV            -              53,050.52             196,222.37           1,781,983.43
Carmel Terrace                    San Diego, CA             -             617,613.58           2,288,300.00          21,213,894.46
Carolina Crossing                 Greenville, SC            -             289,178.86             550,200.00           5,238,797.41
Carriage Hill                     Macon, GA                 -              26,123.87             131,910.67           1,188,700.63
Carriage Homes at Wyndham         Glen Allen, VA            -              67,267.50           1,736,000.00          27,543,273.38
Casa Capricorn                    San Diego, CA             -             503,184.07           1,262,700.00          11,868,277.16
Casa Ruiz                         San Diego, CA             -             408,273.40           3,922,400.00           9,797,426.61
Cascade at Landmark               Alexandria, VA            -             615,831.65           3,603,400.00          20,273,385.40
Catalina Shores                   Las Vegas, NV             -             699,592.54           1,227,000.00          11,742,459.47
Catalina Shores (WRP)             Las Vegas, NV             -             234,783.72           1,427,200.00          13,079,060.75
Cedar Crest                       Overland Park, KS         -           1,930,152.34           2,160,700.00          21,354,769.61
Cedar Glen                        Reading, MA               -              25,571.34           1,248,505.45           8,380,953.94
Cedar Hill                        Knoxville, TN             -              42,808.46             204,792.35           1,847,252.26
Cedar Ridge (TX)                  Arlington, TX             -             108,541.93             608,600.00           4,342,957.17
Cedargate (GA)                    Atlanta, GA               -              18,350.20             205,043.45           1,825,006.41
Cedargate (MI)                    Southbend, IN             -              18,577.65             120,378.15           1,079,240.31
Cedargate (She)                   Louisville, KY            -              34,716.75             158,685.33           1,432,757.41
Cedargate I (Cla)                 Dayton, OH                -              39,224.65             159,599.20           1,445,717.51
Cedargate I (IN)                  Bloomington, IN           -              36,917.24             191,650.35           1,725,565.69
Cedargate I (KY)                  Louisville, KY            -              35,570.62             165,396.51           1,492,744.14
Cedargate I (OH)                  Columbus, OH              -              58,145.00             240,586.83           2,177,577.15
Cedargate II (IN)                 Bloomington, IN           -              31,579.82             165,040.72           1,485,768.46


                                                                                                                  Life Used to
                   Description                                                                                       Compute
---------------------------------------------------------------------------------------------------------------  Depreciation in
                                                                                  Accumulated        Date of      Latest Income
Apartment Name                      Location                   Total (B)          Depreciation      Construction   Statement (C)
--------------------------------------------------------------------------------------------------------------------------------
Berry Pines                       Pensacola, FL              1,584,498.08           (73,565.10)           1985       30 Years
Birches, The                      Lima, OH                     940,271.08           (41,598.96)           1977       30 Years
Bishop Park                       Winter Park, FL           21,998,573.19        (1,646,054.60)           1991       30 Years
Blue Swan                         San Antonio, TX            9,578,376.61        (1,082,488.15)        1985-1994     30 Years
Blueberry Hill I                  Orlando, FL                1,416,565.68           (62,354.82)           1986       30 Years
Boulder Creek                     Wilsonville, OR           15,656,225.02        (1,780,880.86)           1991       30 Years
Bourbon Square                    Palatine, IL              45,608,448.27       (11,373,690.70)         1984-87      30 Years
Bradford Apartments               Newington, CT              3,093,816.30           (16,690.00)           1964       30 Years
Bramblewood                       San Jose, CA              15,034,693.22          (890,062.95)           1986       30 Years
Branchwood                        Orlando, FL                3,229,361.58          (136,157.83)           1981       30 Years
Brandon Court                     Bloomington, IN            1,709,145.14           (73,370.43)           1984       30 Years
Brandywine E.                     Lakeland, FL                 879,899.72           (37,718.23)           1981       30 Years
Breckinridge                      Lexington, KY             17,066,036.94        (1,896,926.24)        1986-1987     30 Years
Brentwood                         Vancouver, WA             14,553,352.47        (3,037,941.09)           1990       30 Years
Breton Mill                       Houston, TX                9,610,159.20        (2,573,400.39)           1986       30 Years
Briar Knoll Apts                  Vernon, CT                 7,149,781.03           (38,705.00)           1986       30 Years
Briarwood (CA)                    Sunnyvale, CA             32,385,748.41        (1,893,716.08)           1985       30 Years
Bridford Lakes                    Greensboro, NC            29,178,811.38        (2,201,878.00)           1999       30 Years
Bridge Creek                      Wilsonville, OR           14,678,914.14        (3,729,832.74)           1987       30 Years
Bridgeport                        Raleigh, NC               13,663,384.37        (3,193,589.90)           1990       30 Years
Bridgewater at Wells Crossing     Orange Park, FL           15,765,171.00          (529,682.09)           1986       30 Years
Brierwood                         Jacksonville, FL           6,454,474.70        (1,187,572.04)           1974       30 Years
Brittany Square                   Tulsa, OK                  5,716,209.94        (2,932,065.41)           1982       30 Years
Broadview Oaks (REIT)             Pensacola, FL              2,010,184.92                    -            1985       30 Years
Broadway                          Garland, TX                9,990,533.95          (896,950.76)           1983       30 Years
Brookdale Village                 Naperville, IL            19,804,669.51          (896,289.40)           1986       30 Years
Brookfield                        Salt Lake City, UT         7,116,161.37          (765,378.68)           1985       30 Years
Brookridge                        Centreville, VA           19,015,908.57        (1,950,334.75)           1989       30 Years
Brookside (CO)                    Boulder, CO               13,950,384.77          (959,124.03)           1993       30 Years
Brookside (MD)                    Frederick, MD             11,009,925.49          (538,483.48)           1993       30 Years
Brookside II (MD)                 Frederick, MD              9,934,854.53          (769,834.67)           1979       30 Years
Brooksyde Apts                    West Hartford, CT          4,584,148.40           (24,333.00)           1945       30 Years
Brunswick (OH) (REIT)             Cortland, OH               1,905,549.38           (10,145.76)           1985       30 Years
Brunswick I (WV)                  Pittsburgh, PA             2,439,221.26          (105,239.95)           1986       30 Years
Brunswick II (WV)                 Pittsburgh, WV             2,028,830.67           (86,586.07)           1987       30 Years
Burgundy Studios                  Middletown, CT             3,050,187.41           (17,528.00)           1973       30 Years
Burwick Farms                     Howell, MI                11,412,709.24        (1,309,182.56)           1991       30 Years
Calais                            Dallas, TX                11,796,707.64        (1,513,245.78)           1986       30 Years
California Gardens                Jacksonville, FL           1,092,814.67           (50,782.17)           1987       30 Years
Cambridge at Hickory Hollow       Nashville, TN             21,451,641.35        (2,227,882.85)           1997       30 Years
Cambridge Commons I               Indianapolis, IN           1,929,114.82           (93,398.98)           1986       30 Years
Cambridge Commons II              Indianapolis, IN           1,498,965.55           (73,724.08)           1987       30 Years
Cambridge Commons III             Indianapolis, IN           1,067,644.70           (53,951.54)           1988       30 Years
Cambridge Estates                 Norwich,CT                 4,546,374.76           (24,498.00)           1977       30 Years
Cambridge Village                 Lewisville, TX            10,129,547.01        (1,273,812.48)           1987       30 Years
Camden Way I                      Jacksonville, GA           1,139,110.67           (52,346.50)           1985       30 Years
Camden Way II                     Jacksonville, GA           1,072,817.29           (47,710.05)           1986       30 Years
Camellero                         Scottsdale, AZ            22,518,368.43        (4,483,047.10)           1979       30 Years
Camellia Court (OH)               Columbus, OH                 688,182.56           (31,109.93)           1981       30 Years
Camellia Court I (Col)            Columbus, OH               1,379,225.22           (62,064.93)           1981       30 Years
Camellia Court I (Day)            Dayton, OH                 1,355,698.39           (60,078.80)           1981       30 Years
Camellia Court II (Col)           Columbus, OH               1,213,910.02           (52,032.22)           1984       30 Years
Camellia Court II (Day)           Dayton, OH                 1,318,194.95           (56,268.44)           1982       30 Years
Candlelight I                     Tampa, FL                  1,049,494.61           (45,765.82)           1982       30 Years
Candlelight II                    Tampa, FL                    990,140.14           (45,201.06)           1985       30 Years
Canterbury                        Germantown, MD            32,724,280.69        (6,732,707.68)           1986       30 Years
Canterbury Crossings              Orlando, FL                2,724,934.91          (111,160.54)           1983       30 Years
Canterchase                       Nashville, TN              9,241,250.33        (1,577,593.62)           1985       30 Years
Canyon Creek (AZ)                 Tucson, AZ                 7,360,090.10        (1,896,031.03)           1986       30 Years
Canyon Crest                      Santa Clarita, CA         12,886,995.90          (633,599.80)           1993       30 Years
Canyon Crest Views                Riverside, CA             19,489,644.06        (1,940,761.19)        1982-1983     30 Years
Canyon Ridge                      San Diego, CA             17,063,630.51        (1,360,883.67)           1989       30 Years
Canyon Sands                      Phoenix, AZ               16,090,198.42        (2,780,147.59)           1983       30 Years
Capital Ridge (REIT)              Tallahassee, FL            1,779,057.16                    -            1983       30 Years
Cardinal, The                     Greensboro, NC            13,403,295.48        (1,703,611.06)           1994       30 Years
Carleton Court (PA)               Erie, PA                   1,281,884.68           (55,841.37)           1985       30 Years
Carleton Court (WV)               Charleston, WV             1,978,205.80           (83,853.70)           1985       30 Years
Carmel Terrace                    San Diego, CA             23,502,194.46        (4,765,778.74)         1988-89      30 Years
Carolina Crossing                 Greenville, SC             5,788,997.41          (693,797.08)         1988-89      30 Years
Carriage Hill                     Macon, GA                  1,320,611.30           (57,112.69)           1985       30 Years
Carriage Homes at Wyndham         Glen Allen, VA            29,279,273.38        (2,156,764.85)           1999       30 Years
Casa Capricorn                    San Diego, CA             13,130,977.16        (1,896,914.67)           1981       30 Years
Casa Ruiz                         San Diego, CA             13,719,826.61        (1,244,111.28)        1976-1986     30 Years
Cascade at Landmark               Alexandria, VA            23,876,785.40        (2,674,737.56)           1990       30 Years
Catalina Shores                   Las Vegas, NV             12,969,459.47        (2,950,078.77)           1989       30 Years
Catalina Shores (WRP)             Las Vegas, NV             14,506,260.75        (1,752,267.17)           1989       30 Years
Cedar Crest                       Overland Park, KS         23,515,469.61        (3,920,451.63)           1986       30 Years
Cedar Glen                        Reading, MA                9,629,459.39           (49,585.00)           1980       30 Years
Cedar Hill                        Knoxville, TN              2,052,044.61           (86,440.53)           1986       30 Years
Cedar Ridge (TX)                  Arlington, TX              4,951,557.17          (426,230.64)           1980       30 Years
Cedargate (GA)                    Atlanta, GA                2,030,049.86           (83,332.65)           1983       30 Years
Cedargate (MI)                    Southbend, IN              1,199,618.46           (51,775.79)           1983       30 Years
Cedargate (She)                   Louisville, KY             1,591,442.74           (67,280.13)           1984       30 Years
Cedargate I (Cla)                 Dayton, OH                 1,605,316.71           (68,023.12)           1984       30 Years
Cedargate I (IN)                  Bloomington, IN            1,917,216.04           (80,037.88)           1983       30 Years
Cedargate I (KY)                  Louisville, KY             1,658,140.65           (71,032.13)           1983       30 Years
Cedargate I (OH)                  Columbus, OH               2,418,163.98          (105,970.24)           1982       30 Years
Cedargate II (IN)                 Bloomington, IN            1,650,809.18           (68,830.86)           1985       30 Years

                                                                                                        Initial Cost to
                    Description                                                                            Company
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Building &
Apartment Name                    Location                       Encumbrances                    Land                 Fixtures
---------------------------------------------------------------------------------------------------------------------------------
Cedargate II (KY)                  Louisville, KY                1,154,015.58                   140,895.00           1,241,438.52
Cedargate II (OH)                  Columbus, OH                    697,750.15                    87,618.08             771,911.76
Cedars, The                        Charlotte, NC                            -                 2,028,179.00          18,225,424.24
Cedarwood (OH)                     Parkersburg, OH                 419,727.60                    23,915.92             210,725.35
Cedarwood I (Bel)                  Parkersburg, OH                          -                    82,081.62             722,449.49
Cedarwood I (FL)                   Ocala, FL                       730,215.20                   119,469.60           1,052,657.37
Cedarwood I (IN)                   Elkhart, IN                   1,908,607.47                   251,744.93           2,218,126.20
Cedarwood I (KY)                   Lexington, KY                            -                   106,680.72             939,874.44
Cedarwood II (FL)                  Ocala, FL                       555,203.85                    98,372.48             866,768.77
Cedarwood II (KY)                  Lexington, KY                   986,980.66                   106,724.20             940,356.51
Cedarwood III (KY)                 Lexington, KY                   836,624.03                   102,491.11             902,659.39
Celebration Westchase              Houston, TX                              -                 2,204,690.00           6,667,959.73
Centre Club                        Ontario, CA                              -                 7,436,000.00          23,492,566.83
Centre Lake III                    Miami, FL                     4,664,350.73                   685,601.35           6,039,979.05
Champion Oaks                      Houston, TX                   6,344,248.93                   931,900.00           8,389,393.77
Champions Club                     Glen Allen, VA                           -                   954,000.00          12,417,167.33
Chandler Court                     Chandler, AZ                             -                 1,353,100.00          12,175,172.59
Chantecleer Lakes                  Naperville, IL                          (E)                6,689,400.00          16,332,279.04
Chaparral                          Largo, FL                                -                   303,099.55           6,261,337.96
Chardonnay Park                    Redmond, WA                   3,387,191.16                 1,297,500.00           6,709,092.62
Charing Cross                      Toledo, OH                      790,144.73                   154,584.44           1,362,057.38
Charter Club                       Everett, WA                              -                 1,001,100.00           9,012,304.67
Chartwell Court                    Houston, TX                              -                 1,215,700.00          12,801,855.12
Chatelaine Park                    Duluth, GA                               -                 1,818,000.00          24,489,671.38
Chatham Wood                       High Point, NC                           -                   700,000.00           8,311,883.72
Chelsea Court                      Cleveland, OH                            -                   145,835.23           1,284,967.32
Chelsea Square                     Redmond, WA                              -                 3,397,100.00           9,289,074.04
Cherry Creek I,II,&III (TN)        Hermitage, TN                            -                 2,942,345.09          45,719,244.89
Cherry Glen I                      Indianapolis, IN              3,132,073.76                   335,595.73           2,957,360.11
Cherry Hill                        Seattle, WA                              -                   700,100.00           6,300,112.11
Cherry Tree                        Baltimore, MD                            -                   352,002.83           3,101,016.51
Chestnut Glen                      Abington, MA                  7,202,981.42                 1,178,964.91           7,889,995.96
Chestnut Hills                     Tacoma, WA                               -                   756,300.00           6,806,634.86
Chicksaw Crossing                  Orlando, FL                  11,698,916.38                 2,044,000.00          12,366,832.33
Chimneys                           Charlotte, NC                            -                   907,100.00           8,154,673.96
Cierra Crest                       Denver, CO                   21,906,581.51                 4,803,100.00          34,894,897.55
Cimarron Ridge                     Denver, CO                               -                 1,591,100.00          14,320,031.12
Claire Point                       Jacksonville, FL                         -                 2,048,000.00          14,649,393.06
Clarion                            Decatur, GA                              -                 1,504,300.00          13,537,919.35
Clarys Crossing                    Columbia, MD                             -                   891,000.00          15,489,720.93
Classic, The                       Stamford, CT                             -                 2,883,500.00          19,928,775.70
Clearlake Pines II                 Melbourne, FL                   880,893.31                   119,279.73           1,050,834.38
Clearview I                        Indianapolis, IN                 12,735.41                   182,205.53           1,605,429.32
Clearview II                       Indianapolis, IN                         -                   226,963.05           1,999,791.79
Clearwater                         Cleveland, OH                 1,026,844.61                   128,303.10           1,130,691.12
Cloisters on the Green             Lexington, KY                            -                   187,074.00           1,746,721.00
Club at Tanasbourne                Hillsboro, OR                10,639,745.50                 3,521,300.00          16,257,934.39
Club at the Green                  Beaverton, OR                            -                 2,030,950.00          12,616,747.23
Coach Lantern                      Scarborough, ME                          -                   452,900.00           4,405,723.00
Coachlight Village                 Agawam, MA                    2,096,516.00                   501,725.60           3,357,702.09
Coachman Trails                    Plymouth, MN                  6,423,934.20                 1,227,000.00           9,518,380.81
Coconut Palm Club                  Coconut Creek, GA                        -                 3,001,700.00          17,678,928.33
Colinas Pointe                     Denver, CO                              (E)                1,587,400.00          14,285,902.00
Collier Ridge                      Atlanta, GA                              -                 5,100,000.00          20,425,822.03
Colonial Village                   Plainville,CT                 3,584,186.00                   693,575.43           4,641,620.16
Colony Place                       Fort Myers, FL                           -                 1,500,000.00          20,920,274.21
Colony Woods                       Birmingham, AL                           -                 1,657,300.00          21,787,685.65
Concord Square                     Cincinnati, OH                           -                   121,508.51           1,070,622.37
Concord Square (IN)                Kokomo, IN                               -                   123,246.64           1,085,962.20
Concord Square I (OH)              Mansfield, OH                 1,221,962.25                   164,124.19           1,446,312.98
Conway Court                       Roslindale, MA                  488,048.18                   101,451.21             678,942.72
Conway Station                     Orlando, FL                              -                 1,936,000.00          10,852,858.15
Copper Canyon                      Denver, CO                               -                 1,443,000.00          16,251,113.68
Copper Creek                       Phoenix, AZ                              -                 1,017,400.00           9,148,067.60
Copper Terrace                     Orlando, FL                              -                 1,200,000.00          17,887,868.22
Copperfield                        San Antonio, TX                          -                   791,200.00           7,121,171.12
Country Brook                      Chandler, AZ                            (M)                1,505,219.00          29,542,534.77
Country Club Place (FL)            Pembroke Pines, FL                       -                   912,000.00          10,016,543.20
Country Club Village               Seattle, WA                              -                 1,150,500.00          10,352,178.59
Country Club Woods                 Mobile, AL (V)                4,147,233.33                   230,090.89           5,690,813.12
Country Gables                     Beaverton, OR                 8,033,082.73                 2,780,500.00          14,219,449.24
Country Place                      Birmingham, AL (V)            1,812,321.66                    75,562.14           1,856,104.11
Country Ridge                      Farmington Hills, MI                    (S)                1,621,950.00          14,596,964.22
Countryside I                      Daytona Beach, FL                        -                   136,664.58           1,204,163.85
Countryside II                     Daytona Beach, FL                        -                   234,633.36           2,067,375.58
Countryside III (REIT)             Daytona Beach, FL               419,196.86                    80,000.00             719,868.20
Countryside Manor                  Atlanta, GA                              -                   298,186.45           2,627,347.60
Coventry at Cityview               Fort Worth, TX                           -                 2,160,000.00          23,072,847.21
Creekside (San Mateo)              San Mateo, CA                13,996,557.38                 9,606,600.00          21,193,231.54
Creekside Homes at Legacy          Plano. TX                                -                 4,560,000.00          32,275,747.98
Creekside Village                  Mountlake Terrace, WA        14,479,958.35                 2,807,600.00          25,270,593.68
Creekwood                          Charlotte, NC                            -                 1,861,700.00          16,740,568.56
Crescent at Cherry Creek           Denver, CO                              (E)                2,594,000.00          15,149,469.76
Cross Creek                        Charlotte, NC                12,539,982.86                 3,151,600.00          20,295,924.81
Crosswinds                         St. Petersburg, FL                       -                 1,561,200.00           5,756,821.52
Crown Court                        Phoenix, AZ                  14,787,000.00                 3,156,600.00          28,414,599.11
Crystal Creek                      Phoenix, AZ                              -                   953,500.00           8,581,704.26
Crystal Village                    Attleboro, MA                            -                 1,369,000.00           4,989,028.15




                                                          Cost Capitalized
                                                            Subsequent to                             Gross Amount Carried
                                                             Acquisition                                 at Close of
                   Description                           (Improvements, net) (H)                       Period 12/31/00
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          Building &                                Building &
Apartment Name                      Location             Land             Fixtures                   Land           Fixtures (A)
-----------------------------------------------------------------------------------------------------------------------------------
Cedargate II (KY)                  Louisville, KY            -              29,995.88              140,895.00         1,271,434.40
Cedargate II (OH)                  Columbus, OH              -              61,004.46               87,618.08           832,916.22
Cedars, The                        Charlotte, NC             -             591,956.18            2,028,179.00        18,817,380.42
Cedarwood (OH)                     Parkersburg, OH           -              17,098.50               23,915.92           227,823.85
Cedarwood I (Bel)                  Parkersburg, OH           -              19,718.93               82,081.62           742,168.42
Cedarwood I (FL)                   Ocala, FL                 -              36,061.05              119,469.60         1,088,718.42
Cedarwood I (IN)                   Elkhart, IN               -              70,534.05              251,744.93         2,288,660.25
Cedarwood I (KY)                   Lexington, KY             -              40,053.43              106,680.72           979,927.87
Cedarwood II (FL)                  Ocala, FL                 -              18,255.67               98,372.48           885,024.44
Cedarwood II (KY)                  Lexington, KY             -              21,923.41              106,724.20           962,279.92
Cedarwood III (KY)                 Lexington, KY             -              32,181.21              102,491.11           934,840.60
Celebration Westchase              Houston, TX               -           1,157,983.47            2,204,690.00         7,825,943.20
Centre Club                        Ontario, CA               -              16,435.85            7,436,000.00        23,509,002.68
Centre Lake III                    Miami, FL                 -              71,800.08              685,601.35         6,111,779.13
Champion Oaks                      Houston, TX               -             796,949.58              931,900.00         9,186,343.35
Champions Club                     Glen Allen, VA            -             375,582.25              954,000.00        12,792,749.58
Chandler Court                     Chandler, AZ              -           1,493,522.43            1,353,100.00        13,668,695.02
Chantecleer Lakes                  Naperville, IL            -             557,358.98            6,689,400.00        16,889,638.02
Chaparral                          Largo, FL                 -           3,326,216.56              303,099.55         9,587,554.52
Chardonnay Park                    Redmond, WA               -             274,756.08            1,297,500.00         6,983,848.70
Charing Cross                      Toledo, OH                -               8,311.08              154,584.44         1,370,368.46
Charter Club                       Everett, WA               -             383,651.80            1,001,100.00         9,395,956.47
Chartwell Court                    Houston, TX               -             218,648.56            1,215,700.00        13,020,503.68
Chatelaine Park                    Duluth, GA                -             195,945.35            1,818,000.00        24,685,616.73
Chatham Wood                       High Point, NC            -             208,077.16              700,000.00         8,519,960.88
Chelsea Court                      Cleveland, OH             -              22,789.81              145,835.23         1,307,757.13
Chelsea Square                     Redmond, WA               -             123,252.55            3,397,100.00         9,412,326.59
Cherry Creek I,II,&III (TN)        Hermitage, TN             -             151,605.34            2,942,345.09        45,870,850.23
Cherry Glen I                      Indianapolis, IN          -             169,076.79              335,595.73         3,126,436.90
Cherry Hill                        Seattle, WA               -             142,641.00              700,100.00         6,442,753.11
Cherry Tree                        Baltimore, MD             -             122,441.51              352,002.83         3,223,458.02
Chestnut Glen                      Abington, MA              -               9,692.16            1,178,964.91         7,899,688.12
Chestnut Hills                     Tacoma, WA                -             311,039.26              756,300.00         7,117,674.12
Chicksaw Crossing                  Orlando, FL               -             218,389.39            2,044,000.00        12,585,221.72
Chimneys                           Charlotte, NC             -             511,002.88              907,100.00         8,665,676.84
Cierra Crest                       Denver, CO                -             333,103.85            4,803,100.00        35,228,001.40
Cimarron Ridge                     Denver, CO                -           1,083,900.26            1,591,100.00        15,403,931.38
Claire Point                       Jacksonville, FL          -             395,649.99            2,048,000.00        15,045,043.05
Clarion                            Decatur, GA               -             229,495.31            1,504,300.00        13,767,414.66
Clarys Crossing                    Columbia, MD              -             277,547.30              891,000.00        15,767,268.23
Classic, The                       Stamford, CT              -             747,631.02            2,883,500.00        20,676,406.72
Clearlake Pines II                 Melbourne, FL             -              45,853.03              119,279.73         1,096,687.41
Clearview I                        Indianapolis, IN          -              58,260.38              182,205.53         1,663,689.70
Clearview II                       Indianapolis, IN          -              46,434.52              226,963.05         2,046,226.31
Clearwater                         Cleveland, OH             -              27,288.50              128,303.10         1,157,979.62
Cloisters on the Green             Lexington, KY             -           2,461,210.20              187,074.00         4,207,931.20
Club at Tanasbourne                Hillsboro, OR             -           1,235,718.27            3,521,300.00        17,493,652.66
Club at the Green                  Beaverton, OR             -             697,289.35            2,030,950.00        13,314,036.58
Coach Lantern                      Scarborough, ME           -             225,678.05              452,900.00         4,631,401.05
Coachlight Village                 Agawam, MA                -               2,685.20              501,725.60         3,360,387.29
Coachman Trails                    Plymouth, MN              -             351,378.45            1,227,000.00         9,869,759.26
Coconut Palm Club                  Coconut Creek, GA         -             429,165.30            3,001,700.00        18,108,093.63
Colinas Pointe                     Denver, CO                -             374,699.66            1,587,400.00        14,660,601.66
Collier Ridge                      Atlanta, GA               -           1,223,125.32            5,100,000.00        21,648,947.35
Colonial Village                   Plainville,CT             -               5,122.06              693,575.43         4,646,742.22
Colony Place                       Fort Myers, FL            -             291,861.31            1,500,000.00        21,212,135.52
Colony Woods                       Birmingham, AL            -             200,607.63            1,657,300.00        21,988,293.28
Concord Square                     Cincinnati, OH            -              33,581.82              121,508.51         1,104,204.19
Concord Square (IN)                Kokomo, IN                -              21,263.26              123,246.64         1,107,225.46
Concord Square I (OH)              Mansfield, OH             -              57,113.00              164,124.19         1,503,425.98
Conway Court                       Roslindale, MA            -               2,028.98              101,451.21           680,971.70
Conway Station                     Orlando, FL               -             212,815.27            1,936,000.00        11,065,673.42
Copper Canyon                      Denver, CO                -              41,515.65            1,443,000.00        16,292,629.33
Copper Creek                       Phoenix, AZ               -             433,569.62            1,017,400.00         9,581,637.22
Copper Terrace                     Orlando, FL               -             665,317.20            1,200,000.00        18,553,185.42
Copperfield                        San Antonio, TX           -             613,684.11              791,200.00         7,734,855.23
Country Brook                      Chandler, AZ              -             498,599.30            1,505,219.00        30,041,134.07
Country Club Place (FL)            Pembroke Pines, FL        -             403,252.99              912,000.00        10,419,796.19
Country Club Village               Seattle, WA               -             584,688.24            1,150,500.00        10,936,866.83
Country Club Woods                 Mobile, AL (V)            -             184,240.84              230,090.89         5,875,053.96
Country Gables                     Beaverton, OR             -             703,177.87            2,780,500.00        14,922,627.11
Country Place                      Birmingham, AL (V)        -              70,910.48               75,562.14         1,927,014.59
Country Ridge                      Farmington Hills, MI      -             790,270.75            1,621,950.00        15,387,234.97
Countryside I                      Daytona Beach, FL         -             101,061.69              136,664.58         1,305,225.54
Countryside II                     Daytona Beach, FL         -              44,078.54              234,633.36         2,111,454.12
Countryside III (REIT)             Daytona Beach, FL         -                      -               80,000.00           719,868.20
Countryside Manor                  Atlanta, GA               -              89,683.22              298,186.45         2,717,030.82
Coventry at Cityview               Fort Worth, TX            -             207,277.66            2,160,000.00        23,280,124.87
Creekside (San Mateo)              San Mateo, CA             -             309,988.72            9,606,600.00        21,503,220.26
Creekside Homes at Legacy          Plano. TX                 -             155,322.54            4,560,000.00        32,431,070.52
Creekside Village                  Mountlake Terrace, WA     -           1,697,502.59            2,807,600.00        26,968,096.27
Creekwood                          Charlotte, NC             -             517,512.15            1,861,700.00        17,258,080.71
Crescent at Cherry Creek           Denver, CO                -             315,869.26            2,594,000.00        15,465,339.02
Cross Creek                        Charlotte, NC             -             384,218.08            3,151,600.00        20,680,142.89
Crosswinds                         St. Petersburg, FL        -             607,583.12            1,561,200.00         6,364,404.64
Crown Court                        Phoenix, AZ               -           1,174,835.12            3,156,600.00        29,589,434.23
Crystal Creek                      Phoenix, AZ               -             895,180.95              953,500.00         9,476,885.21
Crystal Village                    Attleboro, MA             -             475,113.47            1,369,000.00         5,464,141.62




                                                                                                                      Life Used to
                   Description                                                                                          Compute
-------------------------------------------------------------------------------------------------------------------- Depreciation in
                                                                                         Accumulated       Date of    Latest Income
Apartment Name                      Location                   Total (B)              Depreciation     Construction   Statement (C)
----------------------------------------------------------------------------------------------------------------------------------
Cedargate II (KY)                 Louisville, KY               1,412,329.40            (60,133.51)           1986      30 Years
Cedargate II (OH)                 Columbus, OH                   920,534.30            (41,739.18)           1983      30 Years
Cedars, The                       Charlotte, NC               20,845,559.42         (2,025,583.48)           1983      30 Years
Cedarwood (OH)                    Parkersburg, OH                251,739.77            (13,681.77)           1982      30 Years
Cedarwood I (Bel)                 Parkersburg, OH                824,250.04            (36,427.36)           1980      30 Years
Cedarwood I (FL)                  Ocala, FL                    1,208,188.02            (53,164.09)           1978      30 Years
Cedarwood I (IN)                  Elkhart, IN                  2,540,405.18           (106,297.46)         1983/84     30 Years
Cedarwood I (KY)                  Lexington, KY                1,086,608.59            (48,848.84)           1984      30 Years
Cedarwood II (FL)                 Ocala, FL                      983,396.92            (41,422.62)           1980      30 Years
Cedarwood II (KY)                 Lexington, KY                1,069,004.12            (47,778.10)           1986      30 Years
Cedarwood III (KY)                Lexington, KY                1,037,331.71            (46,371.02)           1986      30 Years
Celebration Westchase             Houston, TX                 10,030,633.20         (2,588,077.85)           1979      30 Years
Centre Club                       Ontario, CA                 30,945,002.68           (139,558.36)           1994      30 Years
Centre Lake III                   Miami, FL                    6,797,380.48           (283,679.67)           1986      30 Years
Champion Oaks                     Houston, TX                 10,118,243.35         (2,314,712.03)           1984      30 Years
Champions Club                    Glen Allen, VA              13,746,749.58         (1,052,971.85)           1988      30 Years
Chandler Court                    Chandler, AZ                15,021,795.02         (2,707,321.97)           1987      30 Years
Chantecleer Lakes                 Naperville, IL              23,579,038.02         (2,090,438.54)           1986      30 Years
Chaparral                         Largo, FL                    9,890,654.07         (7,192,085.17)           1976      30 Years
Chardonnay Park                   Redmond, WA                  8,281,348.70           (864,442.79)        1982-1989    30 Years
Charing Cross                     Toledo, OH                   1,524,952.90            (64,446.09)           1978      30 Years
Charter Club                      Everett, WA                 10,397,056.47         (2,402,919.69)           1991      30 Years
Chartwell Court                   Houston, TX                 14,236,203.68         (1,453,688.10)           1995      30 Years
Chatelaine Park                   Duluth, GA                  26,503,616.73         (1,956,214.20)           1995      30 Years
Chatham Wood                      High Point, NC               9,219,960.88           (734,035.81)           1986      30 Years
Chelsea Court                     Cleveland, OH                1,453,592.36            (61,944.63)           1981      30 Years
Chelsea Square                    Redmond, WA                 12,809,426.59           (850,997.35)           1991      30 Years
Cherry Creek I,II,&III (TN)       Hermitage, TN               48,813,195.32         (2,919,972.84)         1986/96     30 Years
Cherry Glen I                     Indianapolis, IN             3,462,032.63           (153,650.48)         1986/87     30 Years
Cherry Hill                       Seattle, WA                  7,142,853.11           (859,856.97)           1991      30 Years
Cherry Tree                       Baltimore, MD                3,575,460.85           (145,952.21)           1986      30 Years
Chestnut Glen                     Abington, MA                 9,078,653.03            (47,444.00)           1983      30 Years
Chestnut Hills                    Tacoma, WA                   7,873,974.12           (996,760.58)           1991      30 Years
Chicksaw Crossing                 Orlando, FL                 14,629,221.72         (1,068,352.32)           1986      30 Years
Chimneys                          Charlotte, NC                9,572,776.84         (1,154,779.40)           1974      30 Years
Cierra Crest                      Denver, CO                  40,031,101.40         (3,865,506.34)           1996      30 Years
Cimarron Ridge                    Denver, CO                  16,995,031.38         (2,293,299.96)           1984      30 Years
Claire Point                      Jacksonville, FL            17,093,043.05         (1,246,253.73)           1986      30 Years
Clarion                           Decatur, GA                 15,271,714.66         (1,625,075.60)           1990      30 Years
Clarys Crossing                   Columbia, MD                16,658,268.23         (1,261,692.70)           1984      30 Years
Classic, The                      Stamford, CT                23,559,906.72         (2,368,910.33)           1990      30 Years
Clearlake Pines II                Melbourne, FL                1,215,967.14            (52,223.29)           1985      30 Years
Clearview I                       Indianapolis, IN             1,845,895.23            (80,266.55)           1986      30 Years
Clearview II                      Indianapolis, IN             2,273,189.36            (96,736.05)           1987      30 Years
Clearwater                        Cleveland, OH                1,286,282.72            (54,125.55)           1986      30 Years
Cloisters on the Green            Lexington, KY                4,395,005.20         (3,244,511.96)           1974      30 Years
Club at Tanasbourne               Hillsboro, OR               21,014,952.66         (2,490,557.45)           1990      30 Years
Club at the Green                 Beaverton, OR               15,344,986.58         (1,953,730.80)           1991      30 Years
Coach Lantern                     Scarborough, ME              5,084,301.05           (503,155.70)        1971/1981    30 Years
Coachlight Village                Agawam, MA                   3,862,112.89            (21,098.00)           1967      30 Years
Coachman Trails                   Plymouth, MN                11,096,759.26           (903,829.70)           1987      30 Years
Coconut Palm Club                 Coconut Creek, GA           21,109,793.63         (1,751,918.14)           1992      30 Years
Colinas Pointe                    Denver, CO                  16,248,001.66         (1,977,966.70)           1986      30 Years
Collier Ridge                     Atlanta, GA                 26,748,947.35         (1,286,771.44)           (X)       30 Years
Colonial Village                  Plainville,CT                5,340,317.65            (28,676.00)           1968      30 Years
Colony Place                      Fort Myers, FL              22,712,135.52         (1,718,530.44)           1991      30 Years
Colony Woods                      Birmingham, AL              23,645,593.28         (1,989,688.91)        1991/1994    30 Years
Concord Square                    Cincinnati, OH               1,225,712.70            (51,529.76)           1982      30 Years
Concord Square (IN)               Kokomo, IN                   1,230,472.10            (53,399.92)           1983      30 Years
Concord Square I (OH)             Mansfield, OH                1,667,550.17            (71,982.28)         1981/83     30 Years
Conway Court                      Roslindale, MA                 782,422.91             (4,550.00)           1920      30 Years
Conway Station                    Orlando, FL                 13,001,673.42           (932,673.54)           1987      30 Years
Copper Canyon                     Denver, CO                  17,735,629.33         (1,045,624.60)           1999      30 Years
Copper Creek                      Phoenix, AZ                 10,599,037.22         (1,292,939.16)           1984      30 Years
Copper Terrace                    Orlando, FL                 19,753,185.42         (1,532,987.44)           1989      30 Years
Copperfield                       San Antonio, TX              8,526,055.23         (1,226,910.82)           1984      30 Years
Country Brook                     Chandler, AZ                31,546,353.07         (3,294,941.96)        1986-1996    30 Years
Country Club Place (FL)           Pembroke Pines, FL          11,331,796.19           (890,970.26)           1987      30 Years
Country Club Village              Seattle, WA                 12,087,366.83         (1,464,111.23)           1991      30 Years
Country Club Woods                Mobile, AL (V)               6,105,144.85           (245,096.00)           1975      30 Years
Country Gables                    Beaverton, OR               17,703,127.11         (2,200,929.08)           1991      30 Years
Country Place                     Birmingham, AL (V)           2,002,576.73            (79,914.00)           1978      30 Years
Country Ridge                     Farmington Hills, MI        17,009,184.97         (2,742,554.88)           1986      30 Years
Countryside I                     Daytona Beach, FL            1,441,890.12            (63,328.89)           1982      30 Years
Countryside II                    Daytona Beach, FL            2,346,087.48           (100,767.81)           1982      30 Years
Countryside III (REIT)            Daytona Beach, FL              799,868.20                     -            1983      30 Years
Countryside Manor                 Atlanta, GA                  3,015,217.27           (128,658.03)           1985      30 Years
Coventry at Cityview              Fort Worth, TX              25,440,124.87         (1,863,314.73)           1996      30 Years
Creekside (San Mateo)             San Mateo, CA               31,109,820.26         (1,901,038.32)           1985      30 Years
Creekside Homes at Legacy         Plano. TX                   36,991,070.52         (2,545,602.28)           1998      30 Years
Creekside Village                 Mountlake Terrace, WA       29,775,696.27         (6,267,859.26)           1987      30 Years
Creekwood                         Charlotte, NC               19,119,780.71         (2,139,767.45)        1987-1990    30 Years
Crescent at Cherry Creek          Denver, CO                  18,059,339.02         (1,782,287.53)           1994      30 Years
Cross Creek                       Charlotte, NC               23,831,742.89         (1,973,501.78)           1989      30 Years
Crosswinds                        St. Petersburg, FL           7,925,604.64           (969,179.26)           1986      30 Years
Crown Court                       Phoenix, AZ                 32,746,034.23         (4,014,305.64)           1987      30 Years
Crystal Creek                     Phoenix, AZ                 10,430,385.21         (2,184,854.42)           1985      30 Years
Crystal Village                   Attleboro, MA                6,833,141.62           (619,103.30)           1974      30 Years


                                                                                                 Initial Cost to
                Description                                                                          Company
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Building &
Apartment Name                   Location                     Encumbrances             Land                        Fixtures
------------------------------------------------------------------------------------------------------------------------------
Cypress                          Panama City, FL              1,402,092.29           171,882.34                   1,514,635.71
Cypress Point                    Las Vegas, NV                           -           959,690.00                   8,636,550.62
Daniel Court                     Cincinnati, OH               2,309,761.74           334,100.71                   2,943,516.33
Dartmouth Place I                Akron, OH                               -           151,770.96                   1,337,421.54
Dartmouth Place II               Akron, OH                               -           130,101.56                   1,146,336.54
Dartmouth Woods                  Denver, CO                             (S)        1,609,800.00                  10,832,754.24
Dean Estates                     Taunton, MA                             -           498,079.65                   3,333,302.26
Dean Estates II                  Cranston, RI                 1,225,289.00           308,456.89                   2,064,288.38
Deerbrook                        Jacksonville, FL                        -         1,008,000.00                   8,845,716.24
Deerwood (Corona)                Corona, CA                              -         4,742,200.00                  20,272,892.01
Deerwood (FL)                    Orlando, FL                    862,543.84           114,948.15                   1,012,818.51
Deerwood (SD)                    San Diego, CA                           -         2,082,095.00                  18,740,815.37
Deerwood Meadows                 Greensboro, NC                          -           986,743.00                   7,204,361.73
Defoor Village                   Atlanta, GA                             -         2,966,400.00                  10,570,210.33
Desert Park                      Las Vegas, NV                           -         1,085,400.00                   9,768,418.53
Desert Sands                     Phoenix, AZ                             -         1,481,050.00                  13,386,812.73
Dogwood Glen I                   Indianpolis, IN              1,733,788.55           240,854.78                   2,122,193.09
Dogwood Glen II                  Indianpolis, IN              1,342,655.98           202,396.77                   1,783,336.09
Dos Caminos                      Phoenix, AZ                             -         1,727,900.00                  15,567,778.26
Dover Place I                    Cleveland, OH                           -           244,293.77                   2,152,494.39
Dover Place II                   Cleveland, OH                1,605,285.60           230,895.36                   2,034,241.71
Dover Place III                  Cleveland, OH                  760,658.42           119,835.15                   1,055,878.24
Dover Place IV                   Cleveland, OH                1,847,313.29           261,911.97                   2,307,729.91
Driftwood                        Jacksonville, FL               346,205.63           126,357.35                   1,113,430.46
Duraleigh Woods                  Raleigh, NC                             -         1,629,000.00                  19,917,749.59
Eagle Canyon                     Chino Hills, CA                         -         1,808,900.00                  16,274,360.96
East Pointe                      Charlotte, NC                9,151,939.10         1,365,900.00                  12,295,246.21
Edgewood                         Woodinville, WA              5,631,077.37         1,070,100.00                   9,632,980.07
Elmtree Park I                   Indianpolis, IN              1,468,159.57           157,687.17                   1,389,620.78
Elmtree Park II                  Indianpolis, IN                922,884.14           114,114.14                   1,005,454.90
Elmwood (GA)                     Atlanta, GA                             -           183,756.45                   1,619,094.62
Elmwood I (FL)                   W. Palm Beach, FL              316,201.53           163,388.66                   1,439,632.14
Elmwood II (FL)                  W. Palm Beach, FL            1,321,339.77           179,743.41                   1,582,960.29
Emerald Bay                      Winter Park, FL                         -         2,161,600.00                  13,550,795.65
Emerald Place                    Bermuda Dunes, CA                       -           956,500.00                   8,609,599.40
Emerson Place Combined           Boston, MA                              -        14,855,000.00                  57,566,635.65
Enclave, The                     Tempe, AZ                              (N)        1,500,192.00                  19,281,398.59
English Hills                    Charlotte, NC                           -         1,260,000.00                  12,554,291.22
Esprit Del Sol                   Solana Beach, CA                        -         5,111,200.00                  11,910,438.14
Essex Place                      Overland Park, KS                       -         1,835,400.00                  16,513,585.66
Essex Place (FL)                 Tampa, FL                               -         1,188,000.00                   7,106,384.37
Estate at Quarry Lake            Austin, TX                  12,358,660.27         1,963,000.00                  18,972,536.69
Ethans Glen III                  Kansas City, MO              2,364,258.00           246,500.00                   2,223,049.34
Ethans Ridge I                   Kansas City, MO             16,216,607.00         1,948,300.00                  17,573,969.73
Ethans Ridge II                  Kansas City, MO             10,981,324.00         1,468,134.66                  13,183,141.26
Fairfield Combined               Stamford, CT                            -         6,510,200.00                  39,508,185.06
Fairland Gardens                 Silver Spring, MD                       -         6,000,000.00                  19,993,773.44
Falls                            Tampa, FL                               -         1,440,000.00                   8,445,777.54
Farmington Gates                 Germantown, TN                          -           973,797.81                   8,786,179.80
Farnham Park                     Houston, TX                 11,241,123.26         1,512,600.00                  14,233,759.62
Fernbrook Townhomes              Plymouth, MN                 5,157,224.67           580,100.00                   6,683,692.61
Fielder Crossing                 Arlington, TX                3,335,991.59           718,100.00                   3,933,387.18
Firdale Village                  Seattle, WA                             -         2,279,400.00                  20,496,048.82
Fireside Park                    Rockville, MD                8,602,299.91         4,248,000.00                  10,126,974.37
Forest Glen                      Pensacola, FL                           -           161,548.49                   1,423,618.28
Forest Place                     Tampa, FL                   10,556,952.65         1,708,000.00                   8,612,028.53
Forest Ridge I & II              Arlington, TX               16,541,000.00         2,362,700.00                  21,263,294.52
Forest Valley                    San Antonio, TX                         -           590,000.00                   5,310,327.86
Forest Village                   Macon, GA                    1,138,943.58           224,021.80                   1,973,876.21
Forsythia Court (KY)             Louisville, KY               1,900,342.07           279,450.32                   2,462,186.82
Forsythia Court (MD)             Baltimore, MD                2,062,182.47           251,955.21                   2,220,099.99
Forsythia Court II (MD)          Baltimore, MD                           -           239,833.55                   2,113,338.95
Fountain Creek                   Phoenix, AZ                             -           686,500.00                   6,177,919.79
Fountain Place I                 Eden Prairie, MN            24,653,106.00         2,405,068.29                  21,694,116.90
Fountain Place II                Eden Prairie, MN            12,600,000.00         1,231,349.55                  11,095,333.38
Fountainhead I                   San Antonio, TX                        (Q)        1,205,816.00                   5,201,498.49
Fountainhead II                  San Antonio, TX                        (Q)        1,205,817.00                   4,530,794.57
Fountainhead III                 San Antonio, TX                        (Q)        1,205,816.00                   4,399,092.50
Fountains at Flamingo            Las Vegas, NV               15,384,000.00         3,183,100.00                  28,650,075.52
Four Lakes                       Lisle, IL                   10,344,569.26         2,465,000.00                  13,091,598.96
Four Lakes 5                     Lisle, IL                              (Q)          600,000.00                  18,717,932.75
Four Winds                       Fall River, MA               6,004,919.00         1,370,842.90                   9,174,102.51
Fox Hill Apartments              Enfield, CT                  5,553,940.00         1,129,018.28                   7,555,737.69
Fox Hill Commons                 Vernon, CT                   2,195,541.00           478,502.81                   3,202,288.02
Fox Run (WA)                     Federal Way, WA                         -           639,700.00                   5,765,017.82
Foxchase                         Grand Prairie, TX                       -           781,700.00                   7,621,195.71
Foxcroft                         Scarborough, ME                         -           523,400.00                   4,527,408.97
Foxhaven                         Canton, OH                   1,784,797.60           256,820.91                   2,263,172.10
Foxton (MI)                      Detriot, MI                    881,737.75           156,362.50                   1,377,823.99
Foxton II (OH)                   Dayton, OH                   1,357,189.73           165,805.54                   1,460,832.47
Garden Court                     Detriot, MI                  2,095,990.70           351,531.69                   3,096,890.33
Garden Lake                      Riverdale, GA                           -         1,466,900.00                  13,186,716.06
Garden Terrace I                 Tampa, FL                      582,397.85            93,143.89                     820,699.22
Garden Terrace II                Tampa, FL                      665,597.34            97,119.68                     855,730.21
Gatehouse at Pine Lake           Plantation , FL                         -         1,896,600.00                  17,070,794.56
Gatehouse on the Green           Pembroke Pines, FL                      -         2,228,200.00                  20,056,270.22
Gates at Carlson Center          Minnetonka, MN                         (O)        4,355,200.00                  23,802,816.77
Gates of Redmond                 Redmond, WA                  6,100,759.92         2,306,100.00                  12,080,659.89



                                                       Cost Capitalized
                                                         Subsequent to                   Gross Amount Carried
                                                          Acquisition                        at Close of
               Description                           (Improvements, net) (H)               Period 12/31/00
-------------------------------------------------------------------------------------------------------------------
                                                                  Building &                         Building &
Apartment Name              Location                  Land        Fixtures            Land           Fixtures (A)
-------------------------------------------------------------------------------------------------------------------
Cypress                     Panama City, FL             -         57,139.32        171,882.34        1,571,775.03
Cypress Point               Las Vegas, NV               -        815,887.20        959,690.00        9,452,437.82
Daniel Court                Cincinnati, OH              -        273,179.36        334,100.71        3,216,695.69
Dartmouth Place I           Akron, OH                   -         30,222.28        151,770.96        1,367,643.82
Dartmouth Place II          Akron, OH                   -         19,138.47        130,101.56        1,165,475.01
Dartmouth Woods             Denver, CO                  -        389,959.68      1,609,800.00       11,222,713.92
Dean Estates                Taunton, MA                 -          4,270.12        498,079.65        3,337,572.38
Dean Estates II             Cranston, RI                -          1,121.90        308,456.89        2,065,410.28
Deerbrook                   Jacksonville, FL            -        326,921.28      1,008,000.00        9,172,637.52
Deerwood (Corona)           Corona, CA                  -        624,157.40      4,742,200.00       20,897,049.41
Deerwood (FL)               Orlando, FL                 -         38,836.84        114,948.15        1,051,655.35
Deerwood (SD)               San Diego, CA               -      3,283,606.74      2,082,095.00       22,024,422.11
Deerwood Meadows            Greensboro, NC              -        790,236.83        986,743.00        7,994,598.56
Defoor Village              Atlanta, GA                 -        149,747.73      2,966,400.00       10,719,958.06
Desert Park                 Las Vegas, NV               -        784,886.68      1,085,400.00       10,553,305.21
Desert Sands                Phoenix, AZ                 -      1,146,127.19      1,481,050.00       14,532,939.92
Dogwood Glen I              Indianpolis, IN             -        104,067.38        240,854.78        2,226,260.47
Dogwood Glen II             Indianpolis, IN             -         96,205.71        202,396.77        1,879,541.80
Dos Caminos                 Phoenix, AZ                 -        781,854.33      1,727,900.00       16,349,632.59
Dover Place I               Cleveland, OH               -         41,689.79        244,293.77        2,194,184.18
Dover Place II              Cleveland, OH               -         16,537.48        230,895.36        2,050,779.19
Dover Place III             Cleveland, OH               -          5,787.20        119,835.15        1,061,665.44
Dover Place IV              Cleveland, OH               -         16,836.97        261,911.97        2,324,566.88
Driftwood                   Jacksonville, FL            -         38,246.25        126,357.35        1,151,676.71
Duraleigh Woods             Raleigh, NC                 -      1,217,285.21      1,629,000.00       21,135,034.80
Eagle Canyon                Chino Hills, CA             -        505,178.02      1,808,900.00       16,779,538.98
East Pointe                 Charlotte, NC               -      1,295,103.10      1,365,900.00       13,590,349.31
Edgewood                    Woodinville, WA             -        593,669.24      1,070,100.00       10,226,649.31
Elmtree Park I              Indianpolis, IN             -         68,332.06        157,687.17        1,457,952.84
Elmtree Park II             Indianpolis, IN             -         59,442.94        114,114.14        1,064,897.84
Elmwood (GA)                Atlanta, GA                 -         49,146.76        183,756.45        1,668,241.38
Elmwood I (FL)              W. Palm Beach, FL           -         24,230.57        163,388.66        1,463,862.71
Elmwood II (FL)             W. Palm Beach, FL           -         25,522.26        179,743.41        1,608,482.55
Emerald Bay                 Winter Park, FL             -      1,066,348.80      2,161,600.00       14,617,144.45
Emerald Place               Bermuda Dunes, CA           -        716,359.33        956,500.00        9,325,958.73
Emerson Place Combined      Boston, MA                  -      2,746,917.33     14,855,000.00       60,313,552.98
Enclave, The                Tempe, AZ                   -        184,583.64      1,500,192.00       19,465,982.23
English Hills               Charlotte, NC               -        366,191.29      1,260,000.00       12,920,482.51
Esprit Del Sol              Solana Beach, CA            -        295,819.48      5,111,200.00       12,206,257.62
Essex Place                 Overland Park, KS           -      2,618,384.73      1,835,400.00       19,131,970.39
Essex Place (FL)            Tampa, FL                   -        341,803.18      1,188,000.00        7,448,187.55
Estate at Quarry Lake       Austin, TX                  -        368,901.49      1,963,000.00       19,341,438.18
Ethans Glen III             Kansas City, MO             -        115,888.22        246,500.00        2,338,937.56
Ethans Ridge I              Kansas City, MO             -        896,325.40      1,948,300.00       18,470,295.13
Ethans Ridge II             Kansas City, MO             -        489,299.40      1,468,134.66       13,672,440.66
Fairfield Combined          Stamford, CT                -        311,032.95      6,510,200.00       39,819,218.01
Fairland Gardens            Silver Spring, MD           -        565,853.27      6,000,000.00       20,559,626.71
Falls                       Tampa, FL                   -        385,700.09      1,440,000.00        8,831,477.63
Farmington Gates            Germantown, TN              -        563,297.26        973,797.81        9,349,477.06
Farnham Park                Houston, TX                 -        227,429.18      1,512,600.00       14,461,188.80
Fernbrook Townhomes         Plymouth, MN                -        190,594.74        580,100.00        6,874,287.35
Fielder Crossing            Arlington, TX               -         72,395.93        718,100.00        4,005,783.11
Firdale Village             Seattle, WA                 -        632,442.04      2,279,400.00       21,128,490.86
Fireside Park               Rockville, MD               -        227,462.36      4,248,000.00       10,354,436.73
Forest Glen                 Pensacola, FL               -        110,573.74        161,548.49        1,534,192.02
Forest Place                Tampa, FL                   -        318,930.26      1,708,000.00        8,930,958.79
Forest Ridge I & II         Arlington, TX               -      1,509,604.07      2,362,700.00       22,772,898.59
Forest Valley               San Antonio, TX             -        341,101.16        590,000.00        5,651,429.02
Forest Village              Macon, GA                   -         39,864.69        224,021.80        2,013,740.90
Forsythia Court (KY)        Louisville, KY              -         54,439.58        279,450.32        2,516,626.40
Forsythia Court (MD)        Baltimore, MD               -        116,632.09        251,955.21        2,336,732.08
Forsythia Court II (MD)     Baltimore, MD               -        104,610.70        239,833.55        2,217,949.65
Fountain Creek              Phoenix, AZ                 -        729,068.97        686,500.00        6,906,988.76
Fountain Place I            Eden Prairie, MN            -        590,251.12      2,405,068.29       22,284,368.02
Fountain Place II           Eden Prairie, MN            -        232,631.03      1,231,349.55       11,327,964.41
Fountainhead I              San Antonio, TX             -        138,558.30      1,205,816.00        5,340,056.79
Fountainhead II             San Antonio, TX             -        739,020.99      1,205,817.00        5,269,815.56
Fountainhead III            San Antonio, TX             -        789,443.57      1,205,816.00        5,188,536.07
Fountains at Flamingo       Las Vegas, NV               -      1,044,927.95      3,183,100.00       29,695,003.47
Four Lakes                  Lisle, IL                   -     10,098,878.81      2,465,000.00       23,190,477.77
Four Lakes 5                Lisle, IL                   -      1,481,524.91        600,000.00       20,199,457.66
Four Winds                  Fall River, MA              -         12,003.74      1,370,842.90        9,186,106.25
Fox Hill Apartments         Enfield, CT                 -         10,912.53      1,129,018.28        7,566,650.22
Fox Hill Commons            Vernon, CT                  -         13,355.87        478,502.81        3,215,643.89
Fox Run (WA)                Federal Way, WA             -        630,834.03        639,700.00        6,395,851.85
Foxchase                    Grand Prairie, TX           -        650,585.21        781,700.00        8,271,780.92
Foxcroft                    Scarborough, ME             -        266,502.71        523,400.00        4,793,911.68
Foxhaven                    Canton, OH                  -        104,661.54        256,820.91        2,367,833.64
Foxton (MI)                 Detriot, MI                 -         34,355.87        156,362.50        1,412,179.86
Foxton II (OH)              Dayton, OH                  -         48,116.22        165,805.54        1,508,948.69
Garden Court                Detriot, MI                 -         56,214.20        351,531.69        3,153,104.53
Garden Lake                 Riverdale, GA               -        417,266.28      1,466,900.00       13,603,982.34
Garden Terrace I            Tampa, FL                   -         59,185.04         93,143.89          879,884.26
Garden Terrace II           Tampa, FL                   -         46,324.10         97,119.68          902,054.31
Gatehouse at Pine Lake      Plantation , FL             -        670,893.05      1,896,600.00       17,741,687.61
Gatehouse on the Green      Pembroke Pines, FL          -      1,002,201.45      2,228,200.00       21,058,471.67
Gates at Carlson Center     Minnetonka, MN              -        826,956.38      4,355,200.00       24,629,773.15
Gates of Redmond            Redmond, WA                 -        341,183.61      2,306,100.00       12,421,843.50


                                                                                                                    Life Used to
               Description                                                                                            Compute
------------------------------------------------------------------------------------------------------------------ Depreciation in
                                                                              Accumulated          Date of          Latest Income
Apartment Name                Location                    Total (B)           Depreciation        Construction      Statement (C)
---------------------------------------------------------------------------------------------------------------------------------
Cypress                      Panama City, FL            1,743,657.37            (77,379.90)           1985               30 Years
Cypress Point                Las Vegas, NV             10,412,127.82         (2,445,343.38)           1989               30 Years
Daniel Court                 Cincinnati, OH             3,550,796.40           (157,900.83)           1985               30 Years
Dartmouth Place I            Akron, OH                  1,519,414.78            (63,614.36)           1982               30 Years
Dartmouth Place II           Akron, OH                  1,295,576.57            (55,035.20)           1986               30 Years
Dartmouth Woods              Denver, CO                12,832,513.92         (1,525,382.07)           1990               30 Years
Dean Estates                 Taunton, MA                3,835,652.03            (20,129.00)           1984               30 Years
Dean Estates II              Cranston, RI               2,373,867.17            (12,802.00)           1970               30 Years
Deerbrook                    Jacksonville, FL          10,180,637.52           (789,318.21)           1983               30 Years
Deerwood (Corona)            Corona, CA                25,639,249.41         (2,540,031.96)           1992               30 Years
Deerwood (FL)                Orlando, FL                1,166,603.50            (51,371.41)           1982               30 Years
Deerwood (SD)                San Diego, CA             24,106,517.11         (5,991,111.77)           1990               30 Years
Deerwood Meadows             Greensboro, NC             8,981,341.56         (2,445,736.09)           1986               30 Years
Defoor Village               Atlanta, GA               13,686,358.06           (985,629.59)           1997               30 Years
Desert Park                  Las Vegas, NV             11,638,705.21         (2,267,115.01)           1987               30 Years
Desert Sands                 Phoenix, AZ               16,013,989.92         (2,769,398.47)           1982               30 Years
Dogwood Glen I               Indianpolis, IN            2,467,115.25           (106,117.01)           1986               30 Years
Dogwood Glen II              Indianpolis, IN            2,081,938.57            (91,021.24)           1987               30 Years
Dos Caminos                  Phoenix, AZ               18,077,532.59         (2,254,573.50)           1983               30 Years
Dover Place I                Cleveland, OH              2,438,477.95           (100,758.14)           1982               30 Years
Dover Place II               Cleveland, OH              2,281,674.55            (92,983.92)           1983               30 Years
Dover Place III              Cleveland, OH              1,181,500.59            (47,542.37)           1983               30 Years
Dover Place IV               Cleveland, OH              2,586,478.85           (105,086.68)           1986               30 Years
Driftwood                    Jacksonville, FL           1,278,034.06            (57,100.60)           1985               30 Years
Duraleigh Woods              Raleigh, NC               22,764,034.80         (1,771,142.67)           1987               30 Years
Eagle Canyon                 Chino Hills, CA           18,588,438.98         (2,685,715.31)           1985               30 Years
East Pointe                  Charlotte, NC             14,956,249.31         (3,816,269.04)           1987               30 Years
Edgewood                     Woodinville, WA           11,296,749.31         (2,470,232.12)           1986               30 Years
Elmtree Park I               Indianpolis, IN            1,615,640.01            (70,373.56)           1986               30 Years
Elmtree Park II              Indianpolis, IN            1,179,011.98            (53,686.70)           1987               30 Years
Elmwood (GA)                 Atlanta, GA                1,851,997.83            (77,077.48)           1984               30 Years
Elmwood I (FL)               W. Palm Beach, FL          1,627,251.37            (68,518.72)           1984               30 Years
Elmwood II (FL)              W. Palm Beach, FL          1,788,225.96            (74,119.20)           1984               30 Years
Emerald Bay                  Winter Park, FL           16,778,744.45         (1,793,867.07)           1972               30 Years
Emerald Place                Bermuda Dunes, CA         10,282,458.73         (2,558,839.67)           1988               30 Years
Emerson Place Combined       Boston, MA                75,168,552.98         (5,717,513.24)           1962               30 Years
Enclave, The                 Tempe, AZ                 20,966,174.23         (2,098,287.95)           1994               30 Years
English Hills                Charlotte, NC             14,180,482.51         (1,101,044.71)           1984               30 Years
Esprit Del Sol               Solana Beach, CA          17,317,457.62         (1,070,870.32)           1986               30 Years
Essex Place                  Overland Park, KS         20,967,370.39         (5,036,719.41)         1970-84              30 Years
Essex Place (FL)             Tampa, FL                  8,636,187.55           (626,018.63)           1989               30 Years
Estate at Quarry Lake        Austin, TX                21,304,438.18         (1,569,294.85)           1995               30 Years
Ethans Glen III              Kansas City, MO            2,585,437.56           (283,801.42)           1990               30 Years
Ethans Ridge I               Kansas City, MO           20,418,595.13         (2,204,175.80)           1988               30 Years
Ethans Ridge II              Kansas City, MO           15,140,575.32         (1,562,549.23)           1990               30 Years
Fairfield Combined           Stamford, CT              46,329,418.01         (3,833,282.26)           1996               30 Years
Fairland Gardens             Silver Spring, MD         26,559,626.71         (1,386,935.40)           1981               30 Years
Falls                        Tampa, FL                 10,271,477.63           (773,520.03)           1985               30 Years
Farmington Gates             Germantown, TN            10,323,274.87         (1,130,759.11)           1976               30 Years
Farnham Park                 Houston, TX               15,973,788.80         (1,532,923.54)           1996               30 Years
Fernbrook Townhomes          Plymouth, MN               7,454,387.35           (600,078.62)           1993               30 Years
Fielder Crossing             Arlington, TX              4,723,883.11           (392,831.41)           1980               30 Years
Firdale Village              Seattle, WA               23,407,890.86         (2,893,109.10)           1986               30 Years
Fireside Park                Rockville, MD             14,602,436.73           (767,479.83)           1961               30 Years
Forest Glen                  Pensacola, FL              1,695,740.51            (75,745.56)           1986               30 Years
Forest Place                 Tampa, FL                 10,638,958.79           (809,543.99)           1985               30 Years
Forest Ridge I & II          Arlington, TX             25,135,598.59         (4,443,806.40)         1984/85              30 Years
Forest Valley                San Antonio, TX            6,241,429.02           (841,053.27)           1983               30 Years
Forest Village               Macon, GA                  2,237,762.70            (94,219.73)           1983               30 Years
Forsythia Court (KY)         Louisville, KY             2,796,076.72           (116,423.33)           1985               30 Years
Forsythia Court (MD)         Baltimore, MD              2,588,687.29           (106,256.34)           1986               30 Years
Forsythia Court II (MD)      Baltimore, MD              2,457,783.20           (101,302.14)           1987               30 Years
Fountain Creek               Phoenix, AZ                7,593,488.76         (1,531,251.51)           1984               30 Years
Fountain Place I             Eden Prairie, MN          24,689,436.31         (2,546,839.22)           1989               30 Years
Fountain Place II            Eden Prairie, MN          12,559,313.96         (1,272,571.91)           1989               30 Years
Fountainhead I               San Antonio, TX            6,545,872.79         (2,755,925.67)        1985/1987             30 Years
Fountainhead II              San Antonio, TX            6,475,632.56         (2,562,320.07)        1985/1987             30 Years
Fountainhead III             San Antonio, TX            6,394,352.07         (2,265,036.45)        1985/1987             30 Years
Fountains at Flamingo        Las Vegas, NV             32,878,103.47         (6,764,316.85)         1989-91              30 Years
Four Lakes                   Lisle, IL                 25,655,477.77        (13,438,779.09)        1968/1988*            30 Years
Four Lakes 5                 Lisle, IL                 20,799,457.66         (8,754,906.26)        1968/1988*            30 Years
Four Winds                   Fall River, MA            10,556,949.15            (55,634.00)           1987               30 Years
Fox Hill Apartments          Enfield, CT                8,695,668.50            (46,643.00)           1974               30 Years
Fox Hill Commons             Vernon, CT                 3,694,146.70            (19,846.00)           1965               30 Years
Fox Run (WA)                 Federal Way, WA            7,035,551.85         (1,684,396.01)           1988               30 Years
Foxchase                     Grand Prairie, TX          9,053,480.92         (1,255,038.02)           1983               30 Years
Foxcroft                     Scarborough, ME            5,317,311.68           (525,633.52)        1977/1979             30 Years
Foxhaven                     Canton, OH                 2,624,654.55           (112,048.05)           1986               30 Years
Foxton (MI)                  Detriot, MI                1,568,542.36            (65,645.50)           1983               30 Years
Foxton II (OH)               Dayton, OH                 1,674,754.23            (72,540.41)           1983               30 Years
Garden Court                 Detriot, MI                3,504,636.22           (143,026.07)           1988               30 Years
Garden Lake                  Riverdale, GA             15,070,882.34         (1,691,578.77)           1991               30 Years
Garden Terrace I             Tampa, FL                    973,028.15            (45,666.36)           1981               30 Years
Garden Terrace II            Tampa, FL                    999,173.99            (47,829.76)           1982               30 Years
Gatehouse at Pine Lake       Plantation , FL           19,638,287.61         (2,764,174.68)           1990               30 Years
Gatehouse on the Green       Pembroke Pines, FL        23,286,671.67         (3,253,645.27)           1990               30 Years
Gates at Carlson Center      Minnetonka, MN            28,984,973.15         (2,545,111.72)           1989               30 Years
Gates of Redmond             Redmond, WA               14,727,943.50         (1,565,488.85)           1979               30 Years



                                                                                                      Initial Cost to
                Description                                                                                Company
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Building &
Apartment Name                        Location                   Encumbrances                      Land               Fixtures
------------------------------------------------------------------------------------------------------------------------------
Gateway Villas                      Scottsdale, AZ                            -                 1,431,048.00       14,926,832.51
Geary Court Yard                    San Francisco, CA             17,693,865.00                 1,722,400.00       15,471,429.16
Gentian Oaks                        Columbus, GA                   1,172,690.03                   169,268.49        1,491,439.86
Georgian Woods Combined (REIT)      Wheaton, MD                   18,409,976.22                 5,038,400.00       28,837,368.82
Glastonbury Center                  Glastonbury, CT                4,246,238.20                   852,606.10        5,705,902.39
Glen Arm Manor                      Albany, GA                     1,148,885.50                   166,498.48        1,466,883.08
Glen Eagle                          Greenville, SC                            -                   835,900.00        7,523,243.58
Glen Grove                          Wellesley, MA                  6,250,120.74                 1,344,601.04        8,998,483.87
Glen Meadow                         Franklin, MA                   2,604,666.16                 2,339,330.34       15,655,518.43
GlenGarry Club                      Bloomingdale, IL                         (O)                3,129,700.00       15,807,888.64
Glenlake                            Glendale Heights. IL          14,845,000.00                 5,041,700.00       16,671,969.86
Glenview                            Huntsville, AL                            -                   184,451.17        1,625,215.87
Glenwood Village                    Macon, GA                      1,081,733.20                   167,778.79        1,478,613.98
Gosnold Grove                       East Falmouth, MA                705,288.77                   124,295.62          831,824.52
Governor's Pointe                   Roswell, GA                              (E)                3,746,600.00       24,511,111.56
Granada Highlands                   Malden, MA                                -                28,210,000.00       99,944,576.46
Grandview I & II                    Las Vegas, NV                             -                 2,333,300.00       15,527,186.82
Greenbriar (AL)                     Montgomery, AL (V)             1,702,452.80                    94,355.62        2,100,125.21
Greenbriar Glen                     Altlanta, GA                   1,513,870.06                   227,701.24        2,006,246.10
Greenfield Village                  Rocky Hill , CT                           -                   911,534.03        6,100,266.22
Greengate                           Marietta, GA                              -                   132,978.82        1,526,005.00
Greengate (FL)                      W. Palm Beach, FL              2,664,570.99                 2,500,000.00        1,611,780.94
Greenglen (Day)                     Dayton, OH                                -                   204,289.28        1,800,172.18
Greenglen II (Lim)                  Lima, OH                         881,672.19                    87,335.04          769,516.93
Greenglen II (Tol)                  Toledo, OH                       801,081.70                   162,263.62        1,429,719.33
Greenhaven                          Union City, CA                10,730,718.00                 7,507,000.00       15,210,398.75
Greenhouse - Frey Road              Atlanta, GA                              (Q)                2,467,200.00       22,187,443.25
Greenhouse - Holcomb Bridge         Atlanta, GA                              (Q)                2,143,300.00       19,291,427.17
Greenhouse - Roswell                Atlanta, GA                              (Q)                1,220,000.00       10,974,727.39
Greentree 1                         Glen Burnie, MD               11,558,315.82                 3,912,968.00       11,782,559.84
Greentree 2                         Glen Burnie, MD                           -                 2,700,000.00        8,246,736.65
Greentree 3                         Glen Burnie, MD                7,117,367.80                 2,380,443.00        7,268,833.03
Greentree I (GA) (REIT)             Thomasville, GA                  683,702.55                    84,750.00          762,659.20
Greentree II (GA) (REIT)            Thomasville, GA                  514,719.15                    81,000.00          729,283.17
Greenwood Village                   Tempe, AZ                                 -                 2,118,781.00       17,274,215.96
Grey Eagle                          Greenville, SC                            -                   727,600.00        6,547,650.42
Greystone                           Atlanta, GA                               -                 2,252,000.00        5,204,900.59
Gwinnett Crossing                   Duluth, GA                                -                 2,632,000.00       32,016,495.96
Hall Place                          Quincy, MA                                -                 3,150,800.00        5,121,949.51
Hammock's Place                     Miami, FL                                (F)                  319,180.00       12,513,466.73
Hampshire Court                     Ft. Wayne, IN                             -                   101,296.87          892,635.80
Hampshire II                        Cleveland, OH                    848,922.47                   126,231.36        1,112,035.85
Hamptons                            Tacoma, WA                     5,762,491.36                 1,119,200.00       10,075,844.29
Harbinwood                          Atlanta, GA                    1,598,881.20                   236,760.99        2,086,122.35
Harbor Pointe                       Milwaukee, WI                 12,000,000.00                 2,979,800.00       22,096,545.77
Harborview                          San Pedro, CA                 11,893,332.34                 6,402,500.00       12,629,461.89
Harbour Town                        Boca Raton, FL                            -                11,760,000.00       20,190,752.11
Harrison Park                       Tucson, AZ                               (M)                1,265,094.00       16,342,321.80
Hartwick                            Anderson, IN                     705,677.36                   123,790.52        1,090,729.42
Harvest Grove                       Conyers, GA                               -                   752,000.00       18,717,899.36
Harvest Grove I                     Columbus, OH                   1,614,975.59                   170,334.08        1,500,231.87
Harvest Grove II                    Columbus, OH                   1,058,086.12                   148,791.56        1,310,817.80
Hatcherway                          Jacksonville, GA                 734,798.97                    96,885.44          853,716.34
Hathaway                            Long Beach, CA                            -                 2,512,500.00       22,611,911.55
Hayfield Park                       Cincinnati, KY                 1,562,348.68                   261,456.81        2,303,394.44
Haywood Pointe                      Greenville, SC                            -                   480,000.00        9,163,270.88
Hearthstone                         San Antonio, TX                           -                 1,035,900.00        3,525,388.03
Heathmoore (Eva)                    Evansville, IN                 1,135,655.87                   162,374.53        1,430,746.53
Heathmoore (KY)                     Louisville, KY                   910,990.13                   156,839.84        1,381,729.91
Heathmoore (MI)                     Detriot, MI                    1,701,537.14                   227,105.01        2,001,242.63
Heathmoore I (IN)                   Indianapolis, IN               1,215,465.02                   144,556.70        1,273,702.04
Heathmoore I (MI)                   Detriot, MI                    1,549,624.36                   232,063.87        2,044,226.60
Heathmoore II (MI)                  Detriot, MI                               -                   170,432.57        1,501,696.63
Heritage Green                      Sturbridge, MA                 4,130,890.28                   835,313.22        5,590,173.12
Heritage, The                       Phoenix, AZ                              (M)                1,211,205.00       13,136,903.36
Heron Cove                          Coral Springs, FL                         -                   823,000.00        8,114,761.58
Heron Pointe                        Boynton Beach, FL                         -                 1,546,700.00        7,774,676.05
Heron Pointe (Atl)                  Jacksonville, Fl               1,595,240.01                   214,332.10        1,888,814.41
Heron Run                           Plantation, FL                            -                   917,800.00        9,006,476.14
Heronwood (REIT)                    Ft. Myers, FL                  1,241,556.92                   146,100.00        1,315,210.70
Hessian Hills                       Charlottesville, VA (V)        5,303,229.34                   181,229.43        5,117,384.31
Hickory Creek                       Richmond, VA                              -                 1,323,000.00       18,520,609.01
Hickory Mill                        Columbus, OH                   1,036,380.53                   161,714.41        1,424,682.19
Hickory Mill I                      Charleston, WV                   923,656.59                   129,186.80        1,138,301.52
Hickory Place                       Gainesville, GL                1,323,345.47                   192,453.32        1,695,454.44
Hickory Ridge                       Greenville, SC                            -                   288,200.00        2,591,929.81
Hidden Acres                        Sarasota, FL                   1,631,303.43                   253,138.81        2,230,578.76
Hidden Lakes                        Haltom City, TX                           -                 1,872,000.00       20,242,108.80
Hidden Oaks                         Cary, NC                                  -                 1,178,600.00       10,614,135.38
Hidden Palms                        Tampa, FL                                (E)                2,049,600.00        6,345,884.76
Hidden Pines                        Orlando, FL                       19,561.52                   176,307.96        1,553,565.25
Hidden Valley Club                  Ann Arbor, MI                             -                   915,000.00        7,342,020.00
High Meadow                         Ellington, CT                  4,310,355.91                   583,678.94        3,906,159.08
High Points                         St. Petersburg, FL                        -                   222,307.63        1,958,772.47
High River                          Tuscaloosa, AL (V)             3,611,916.69                   208,107.70        3,740,022.15
Highland Creste                     Seattle, WA                               -                   935,200.00        8,415,391.11
Highland Glen                       Westwood, MA                              -                 2,229,095.49       14,917,792.90
Highland Point                      Denver, CO                     9,391,203.77                 1,631,900.00       14,684,438.62


                                                                Cost Capitalized
                                                                  Subsequent to                   Gross Amount Carried
                                                                    Acquisition                        at Close of
                    Description                                (Improvements, net) (H)               Period 12/31/00
---------------------------------------------------------------------------------------------------------------------------------
                                                                            Building &                              Building &
Apartment Name                        Location                   Land        Fixtures          Land                Fixtures (A)
---------------------------------------------------------------------------------------------------------------------------------
Gateway Villas                      Scottsdale, AZ                 -        176,642.31     1,431,048.00             15,103,474.82
Geary Court Yard                    San Francisco, CA              -        292,167.69     1,722,400.00             15,763,596.85
Gentian Oaks                        Columbus, GA                   -         48,237.64       169,268.49              1,539,677.50
Georgian Woods Combined (REIT)      Wheaton, MD                    -      2,341,890.09     5,038,400.00             31,179,258.91
Glastonbury Center                  Glastonbury, CT                -         15,819.35       852,606.10              5,721,721.74
Glen Arm Manor                      Albany, GA                     -         36,511.48       166,498.48              1,503,394.56
Glen Eagle                          Greenville, SC                 -        191,453.75       835,900.00              7,714,697.33
Glen Grove                          Wellesley, MA                  -         39,012.28     1,344,601.04              9,037,496.15
Glen Meadow                         Franklin, MA                   -        403,979.83     2,339,330.34             16,059,498.26
GlenGarry Club                      Bloomingdale, IL               -        846,195.96     3,129,700.00             16,654,084.60
Glenlake                            Glendale Heights. IL           -        680,942.10     5,041,700.00             17,352,911.96
Glenview                            Huntsville, AL                 -         50,015.48       184,451.17              1,675,231.35
Glenwood Village                    Macon, GA                      -         29,030.90       167,778.79              1,507,644.88
Gosnold Grove                       East Falmouth, MA              -          6,328.75       124,295.62                838,153.27
Governor's Pointe                   Roswell, GA                    -      1,346,479.18     3,746,600.00             25,857,590.74
Granada Highlands                   Malden, MA                     -        354,312.48    28,210,000.00            100,298,888.94
Grandview I & II                    Las Vegas, NV                  -        385,914.14     2,333,300.00             15,913,100.96
Greenbriar (AL)                     Montgomery, AL (V)             -         46,564.22        94,355.62              2,146,689.43
Greenbriar Glen                     Altlanta, GA                   -         22,707.33       227,701.24              2,028,953.43
Greenfield Village                  Rocky Hill , CT                -         13,463.33       911,534.03              6,113,729.55
Greengate                           Marietta, GA                   -      1,442,639.39       132,978.82              2,968,644.39
Greengate (FL)                      W. Palm Beach, FL              -         19,574.99     2,500,000.00              1,631,355.93
Greenglen (Day)                     Dayton, OH                     -         54,202.98       204,289.28              1,854,375.16
Greenglen II (Lim)                  Lima, OH                       -          9,951.13        87,335.04                779,468.06
Greenglen II (Tol)                  Toledo, OH                     -         19,784.27       162,263.62              1,449,503.60
Greenhaven                          Union City, CA                 -        400,955.17     7,507,000.00             15,611,353.92
Greenhouse - Frey Road              Atlanta, GA                    -      1,798,581.67     2,467,200.00             23,986,024.92
Greenhouse - Holcomb Bridge         Atlanta, GA                    -      1,640,928.09     2,143,300.00             20,932,355.26
Greenhouse - Roswell                Atlanta, GA                    -      1,174,883.12     1,220,000.00             12,149,610.51
Greentree 1                         Glen Burnie, MD                -        627,237.75     3,912,968.00             12,409,797.59
Greentree 2                         Glen Burnie, MD                -        275,234.16     2,700,000.00              8,521,970.81
Greentree 3                         Glen Burnie, MD                -        194,184.04     2,380,443.00              7,463,017.07
Greentree I (GA) (REIT)             Thomasville, GA                -                 -        84,750.00                762,659.20
Greentree II (GA) (REIT)            Thomasville, GA                -                 -        81,000.00                729,283.17
Greenwood Village                   Tempe, AZ                      -        620,533.11     2,118,781.00             17,894,749.07
Grey Eagle                          Greenville, SC                 -        170,308.46       727,600.00              6,717,958.88
Greystone                           Atlanta, GA                    -      1,409,728.97     2,252,000.00              6,614,629.56
Gwinnett Crossing                   Duluth, GA                     -        748,253.50     2,632,000.00             32,764,749.46
Hall Place                          Quincy, MA                     -        137,872.60     3,150,800.00              5,259,822.11
Hammock's Place                     Miami, FL                      -        769,890.89       319,180.00             13,283,357.62
Hampshire Court                     Ft. Wayne, IN                  -         23,586.45       101,296.87                916,222.25
Hampshire II                        Cleveland, OH                  -         10,853.30       126,231.36              1,122,889.15
Hamptons                            Tacoma, WA                     -        384,673.67     1,119,200.00             10,460,517.96
Harbinwood                          Atlanta, GA                    -         58,009.57       236,760.99              2,144,131.92
Harbor Pointe                       Milwaukee, WI                  -      1,360,685.19     2,979,800.00             23,457,230.96
Harborview                          San Pedro, CA                  -        410,751.24     6,402,500.00             13,040,213.13
Harbour Town                        Boca Raton, FL                 -        170,380.47    11,760,000.00             20,361,132.58
Harrison Park                       Tucson, AZ                     -        366,179.65     1,265,094.00             16,708,501.45
Hartwick                            Anderson, IN                   -         39,389.43       123,790.52              1,130,118.85
Harvest Grove                       Conyers, GA                    -        279,768.01       752,000.00             18,997,667.37
Harvest Grove I                     Columbus, OH                   -         87,894.03       170,334.08              1,588,125.90
Harvest Grove II                    Columbus, OH                   -         18,540.75       148,791.56              1,329,358.55
Hatcherway                          Jacksonville, GA               -         35,440.21        96,885.44                889,156.55
Hathaway                            Long Beach, CA                 -        904,849.39     2,512,500.00             23,516,760.94
Hayfield Park                       Cincinnati, KY                 -         59,009.62       261,456.81              2,362,404.06
Haywood Pointe                      Greenville, SC                 -        185,107.00       480,000.00              9,348,377.88
Hearthstone                         San Antonio, TX                -        972,536.62     1,035,900.00              4,497,924.65
Heathmoore (Eva)                    Evansville, IN                 -         17,784.72       162,374.53              1,448,531.25
Heathmoore (KY)                     Louisville, KY                 -         22,732.34       156,839.84              1,404,462.25
Heathmoore (MI)                     Detriot, MI                    -         87,840.28       227,105.01              2,089,082.91
Heathmoore I (IN)                   Indianapolis, IN               -         57,864.54       144,556.70              1,331,566.58
Heathmoore I (MI)                   Detriot, MI                    -         81,303.88       232,063.87              2,125,530.48
Heathmoore II (MI)                  Detriot, MI                    -         60,472.13       170,432.57              1,562,168.76
Heritage Green                      Sturbridge, MA                 -          1,654.34       835,313.22              5,591,827.46
Heritage, The                       Phoenix, AZ                    -        174,099.84     1,211,205.00             13,311,003.20
Heron Cove                          Coral Springs, FL              -        703,171.94       823,000.00              8,817,933.52
Heron Pointe                        Boynton Beach, FL              -        604,897.24     1,546,700.00              8,379,573.29
Heron Pointe (Atl)                  Jacksonville, Fl               -        168,724.37       214,332.10              2,057,538.78
Heron Run                           Plantation, FL                 -        872,027.93       917,800.00              9,878,504.07
Heronwood (REIT)                    Ft. Myers, FL                  -                 -       146,100.00              1,315,210.70
Hessian Hills                       Charlottesville, VA (V)        -         78,493.48       181,229.43              5,195,877.79
Hickory Creek                       Richmond, VA                   -        308,376.59     1,323,000.00             18,828,985.60
Hickory Mill                        Columbus, OH                   -         64,000.05       161,714.41              1,488,682.24
Hickory Mill I                      Charleston, WV                 -         36,236.01       129,186.80              1,174,537.53
Hickory Place                       Gainesville, GL                -        148,404.46       192,453.32              1,843,858.90
Hickory Ridge                       Greenville, SC                 -        290,589.79       288,200.00              2,882,519.60
Hidden Acres                        Sarasota, FL                   -         51,101.86       253,138.81              2,281,680.62
Hidden Lakes                        Haltom City, TX                -        215,545.39     1,872,000.00             20,457,654.19
Hidden Oaks                         Cary, NC                       -        865,727.65     1,178,600.00             11,479,863.03
Hidden Palms                        Tampa, FL                      -        688,135.31     2,049,600.00              7,034,020.07
Hidden Pines                        Orlando, FL                    -        136,761.76       176,307.96              1,690,327.01
Hidden Valley Club                  Ann Arbor, MI                  -      1,538,719.45       915,000.00              8,880,739.45
High Meadow                         Ellington, CT                  -          5,993.24       583,678.94              3,912,152.32
High Points                         St. Petersburg, FL             -        154,849.52       222,307.63              2,113,621.99
High River                          Tuscaloosa, AL (V)             -         90,945.46       208,107.70              3,830,967.61
Highland Creste                     Seattle, WA                    -        547,504.79       935,200.00              8,962,895.90
Highland Glen                       Westwood, MA                   -          2,952.72     2,229,095.49             14,920,745.62
Highland Point                      Denver, CO                     -        594,229.55     1,631,900.00             15,278,668.17


                                                                                                                Life Used to
                   Description                                                                                    Compute
-------------------------------------------------------------------------------------------------------------   Depreciation in
                                                                               Accumulated        Date of       Latest Income
Apartment Name                       Location                 Total (B)         Depreciation    Construction    Statement (C)
-------------------------------------------------------------------------------------------------------------------------------
Gateway Villas                     Scottsdale, AZ           16,534,522.82      (1,636,596.33)        1995          30 Years
Geary Court Yard                   San Francisco, CA        17,485,996.85      (1,741,196.03)        1990          30 Years
Gentian Oaks                       Columbus, GA              1,708,945.99         (72,885.35)        1985          30 Years
Georgian Woods Combined (REIT)     Wheaton, MD              36,217,658.91      (6,073,667.78)        1967          30 Years
Glastonbury Center                 Glastonbury, CT           6,574,327.84         (34,588.00)        1962          30 Years
Glen Arm Manor                     Albany, GA                1,669,893.04         (72,330.44)        1986          30 Years
Glen Eagle                         Greenville, SC            8,550,597.33        (972,926.27)        1990          30 Years
Glen Grove                         Wellesley, MA            10,382,097.19         (53,464.00)        1979          30 Years
Glen Meadow                        Franklin, MA             18,398,828.60         (94,975.00)        1971          30 Years
GlenGarry Club                     Bloomingdale, IL         19,783,784.60      (1,769,422.22)        1989          30 Years
Glenlake                           Glendale Heights. IL     22,394,611.96      (2,075,123.48)        1988          30 Years
Glenview                           Huntsville, AL            1,859,682.52         (82,707.23)        1986          30 Years
Glenwood Village                   Macon, GA                 1,675,423.67         (73,877.89)        1986          30 Years
Gosnold Grove                      East Falmouth, MA           962,448.89          (5,538.00)        1978          30 Years
Governor's Pointe                  Roswell, GA              29,604,190.74      (3,149,416.06)     1982-1986        30 Years
Granada Highlands                  Malden, MA              128,508,888.94      (4,146,489.52)        1972          30 Years
Grandview I & II                   Las Vegas, NV            18,246,400.96      (1,566,126.54)        1980          30 Years
Greenbriar (AL)                    Montgomery, AL (V)        2,241,045.05         (89,053.00)        1979          30 Years
Greenbriar Glen                    Altlanta, GA              2,256,654.67         (94,105.01)        1988          30 Years
Greenfield Village                 Rocky Hill , CT           7,025,263.58         (38,085.00)        1965          30 Years
Greengate                          Marietta, GA              3,101,623.21      (1,982,144.40)        1971          30 Years
Greengate (FL)                     W. Palm Beach, FL         4,131,355.93         (24,484.71)        1987          30 Years
Greenglen (Day)                    Dayton, OH                2,058,664.44         (88,099.12)        1983          30 Years
Greenglen II (Lim)                 Lima, OH                    866,803.10         (38,294.81)        1981          30 Years
Greenglen II (Tol)                 Toledo, OH                1,611,767.22         (67,727.93)        1982          30 Years
Greenhaven                         Union City, CA           23,118,353.92      (1,383,881.04)        1983          30 Years
Greenhouse - Frey Road             Atlanta, GA              26,453,224.92      (5,990,978.33)        1985          30 Years
Greenhouse - Holcomb Bridge        Atlanta, GA              23,075,655.26      (5,320,821.17)        1985          30 Years
Greenhouse - Roswell               Atlanta, GA              13,369,610.51      (3,102,510.39)        1985          30 Years
Greentree 1                        Glen Burnie, MD          16,322,765.59        (763,412.50)        1973          30 Years
Greentree 2                        Glen Burnie, MD          11,221,970.81        (478,930.87)        1973          30 Years
Greentree 3                        Glen Burnie, MD           9,843,460.07        (443,852.29)        1973          30 Years
Greentree I (GA) (REIT)            Thomasville, GA             847,409.20                  -         1983          30 Years
Greentree II (GA) (REIT)           Thomasville, GA             810,283.17                  -         1984          30 Years
Greenwood Village                  Tempe, AZ                20,013,530.07      (2,077,094.44)        1984          30 Years
Grey Eagle                         Greenville, SC            7,445,558.88        (839,162.45)        1991          30 Years
Greystone                          Atlanta, GA               8,866,629.56        (705,541.99)        1960          30 Years
Gwinnett Crossing                  Duluth, GA               35,396,749.46      (2,703,720.65)      1989/90         30 Years
Hall Place                         Quincy, MA                8,410,622.11        (396,389.16)        1998          30 Years
Hammock's Place                    Miami, FL                13,602,537.62      (3,667,511.71)        1986          30 Years
Hampshire Court                    Ft. Wayne, IN             1,017,519.12         (43,613.49)        1982          30 Years
Hampshire II                       Cleveland, OH             1,249,120.51         (53,156.81)        1981          30 Years
Hamptons                           Tacoma, WA               11,579,717.96      (1,464,757.29)        1991          30 Years
Harbinwood                         Atlanta, GA               2,380,892.91         (99,747.48)        1985          30 Years
Harbor Pointe                      Milwaukee, WI            26,437,030.96      (2,650,480.45)     1970/1990        30 Years
Harborview                         San Pedro, CA            19,442,713.13      (1,824,026.07)        1985          30 Years
Harbour Town                       Boca Raton, FL           32,121,132.58        (267,715.96)        1985          30 Years
Harrison Park                      Tucson, AZ               17,973,595.45      (1,918,452.85)        1985          30 Years
Hartwick                           Anderson, IN              1,253,909.37         (54,859.48)        1982          30 Years
Harvest Grove                      Conyers, GA              19,749,667.37      (1,577,116.58)        1986          30 Years
Harvest Grove I                    Columbus, OH              1,758,459.98         (76,341.39)        1986          30 Years
Harvest Grove II                   Columbus, OH              1,478,150.11         (62,659.19)        1987          30 Years
Hatcherway                         Jacksonville, GA            986,041.99         (45,675.12)        1986          30 Years
Hathaway                           Long Beach, CA           26,029,260.94      (4,715,481.91)        1987          30 Years
Hayfield Park                      Cincinnati, KY            2,623,860.87        (110,257.95)        1986          30 Years
Haywood Pointe                     Greenville, SC            9,828,377.88        (786,917.11)        1985          30 Years
Hearthstone                        San Antonio, TX           5,533,824.65      (1,377,527.34)        1982          30 Years
Heathmoore (Eva)                   Evansville, IN            1,610,905.78         (69,105.15)        1984          30 Years
Heathmoore (KY)                    Louisville, KY            1,561,302.09         (66,414.81)        1983          30 Years
Heathmoore (MI)                    Detriot, MI               2,316,187.92         (96,630.91)        1983          30 Years
Heathmoore I (IN)                  Indianapolis, IN          1,476,123.28         (64,740.23)        1983          30 Years
Heathmoore I (MI)                  Detriot, MI               2,357,594.35         (97,609.50)        1986          30 Years
Heathmoore II (MI)                 Detriot, MI               1,732,601.33         (72,325.07)        1986          30 Years
Heritage Green                     Sturbridge, MA            6,427,140.68         (34,695.00)        1974          30 Years
Heritage, The                      Phoenix, AZ              14,522,208.20      (1,468,388.76)        1995          30 Years
Heron Cove                         Coral Springs, FL         9,640,933.52      (2,246,336.50)        1987          30 Years
Heron Pointe                       Boynton Beach, FL         9,926,273.29      (1,255,135.12)        1989          30 Years
Heron Pointe (Atl)                 Jacksonville, Fl          2,271,870.88        (101,983.16)        1986          30 Years
Heron Run                          Plantation, FL           10,796,304.07      (2,535,316.23)        1987          30 Years
Heronwood (REIT)                   Ft. Myers, FL             1,461,310.70                  -         1982          30 Years
Hessian Hills                      Charlottesville, VA (V)   5,377,107.22        (206,579.00)        1966          30 Years
Hickory Creek                      Richmond, VA             20,151,985.60      (1,559,516.92)        1984          30 Years
Hickory Mill                       Columbus, OH              1,650,396.65         (73,361.39)        1980          30 Years
Hickory Mill I                     Charleston, WV            1,303,724.33         (55,217.87)        1983          30 Years
Hickory Place                      Gainesville, GL           2,036,312.22         (84,032.61)        1983          30 Years
Hickory Ridge                      Greenville, SC            3,170,719.60        (381,063.34)        1968          30 Years
Hidden Acres                       Sarasota, FL              2,534,819.43        (108,737.20)        1987          30 Years
Hidden Lakes                       Haltom City, TX          22,329,654.19      (1,637,699.44)        1996          30 Years
Hidden Oaks                        Cary, NC                 12,658,463.03      (1,491,631.95)        1988          30 Years
Hidden Palms                       Tampa, FL                 9,083,620.07        (971,559.67)        1986          30 Years
Hidden Pines                       Orlando, FL               1,866,634.97         (78,631.21)        1981          30 Years
Hidden Valley Club                 Ann Arbor, MI             9,795,739.45      (5,688,379.98)        1973          30 Years
High Meadow                        Ellington, CT             4,495,831.26         (24,479.00)        1975          30 Years
High Points                        St. Petersburg, FL        2,335,929.62         (99,624.70)        1986          30 Years
High River                         Tuscaloosa, AL (V)        4,039,075.31        (156,273.00)        1978          30 Years
Highland Creste                    Seattle, WA               9,898,095.90      (1,327,187.59)        1989          30 Years
Highland Glen                      Westwood, MA             17,149,841.11         (87,877.00)        1979          30 Years
Highland Point                     Denver, CO               16,910,568.17      (2,072,607.34)        1984          30 Years



                                                                                                    Initial Cost to
                Description                                                                              Company
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Building &
Apartment Name                       Location                         Encumbrances              Land                Fixtures
--------------------------------------------------------------------------------------------------------------------------------
Highline Oaks                        Denver, CO                        7,100,000.00         1,057,400.00            9,743,707.21
Hillcrest Villas                     Ft. Walton Bch., FL                 967,801.45           141,603.03            1,247,677.02
Hillside Manor                       Albany, GA                                   -           102,632.19              904,111.39
Hillside Trace                       Tampa, FL                         1,041,656.14           138,888.03            1,223,754.94
Hilltop                              Norwich, CT                       4,517,965.31           747,956.65            5,005,556.06
Holly Park                           Columbus, GA                                 -           138,417.79            1,219,561.58
Holly Ridge                          Miami, FL                                    -           295,595.67            2,603,985.01
Holly Sands I                        Ft. Walton Bch.,FL                1,349,961.75           190,942.32            1,682,524.45
Holly Sands II                       Ft. Walton Bch., FL               1,027,862.59           124,577.52            1,098,074.21
Horizon Place                        Tampa, FL                        12,410,206.29         2,128,000.00           12,086,936.72
Hunt Club                            Charlotte, NC                                -         1,090,000.00           17,992,887.39
Hunter's Glen                        Chesterfield, MO                             -           915,200.00            8,230,595.04
Hunter's Green                       Fort Worth, TX                               -           524,300.00            3,653,480.73
Hunters Ridge                        St. Louis, MO                    11,375,000.00           994,500.00            8,927,088.34
Huntington Park                      Everett, WA                                  -         1,597,500.00           14,748,863.91
Independence Village                 Columbus, OH                                 -           226,987.89            2,000,010.69
Indian Bend                          Phoenix, AZ                                  -         1,075,700.00            9,675,133.10
Indian Lake I                        Atlanta, GA                                  -           839,668.51            7,398,394.66
Indian Ridge I (REIT)                Tallahassee, FL                     929,581.85           135,500.00            1,218,597.92
Indian Ridge II (REIT)               Tallahassee, FL                     562,583.32            94,300.00              849,191.77
Indian Tree                          Arvada, CO                                   -           881,225.00            4,552,814.73
Indigo Springs                       Kent, WA                          7,567,046.99         1,270,500.00           11,446,901.75
Iris Glen                            Atlanta, GA                       1,764,460.54           270,458.00            2,383,029.71
Ironwood at the Ranch                Wesminster, CO                    5,717,904.74         1,493,300.00           13,439,304.62
Isle at Arrowhead Ranch              Glendale, AZ                                 -         1,650,237.00           19,533,715.06
Ivy Place                            Atlanta, GA  (I)                             -           802,950.00            7,228,256.57
Jaclyn Towers                        Beverly                           2,161,706.00           437,071.76            2,925,018.70
James Street Crossing                Kent, WA                         16,379,123.00         2,081,253.61           18,748,337.37
Jefferson Way I                      Jacksonville, Fl                  1,018,947.28           147,798.72            1,302,267.82
Junipers at Yarmouth                 Yarmouth, ME                                 -         1,355,700.00            7,860,134.79
Jupiter Cove I                       W. Palm Beach, FL                 1,614,975.59           233,932.43            2,060,899.62
Jupiter Cove II                      Jupiter, FL                       1,576,597.66         1,220,000.00              483,833.40
Jupiter Cove III                     W. Palm Beach, FL                 1,699,394.65           242,009.98            2,131,721.71
Kempton Downs                        Gresham, OR                                  -         1,217,348.91           10,943,371.79
Ketwood                              Dayton, OH                                   -           266,443.18            2,347,654.75
Keystone                             Austin, TX                                   -           498,500.00            4,487,295.31
Kimmerly Glen                        Charlotte, NC                                -         1,040,000.00           12,406,969.38
Kings Colony                         Savannah, GA                      2,055,423.31           230,149.18            2,027,865.07
Kingsport                            Alexandria, VA                               -         1,262,250.00           12,479,294.10
Kirby Place                          Houston, TX                                 (E)        3,621,600.00           25,896,773.53
Knox Landing                         Knoxville, TN                     1,524,514.35           158,588.62            1,397,353.53
La Costa Brava (ORL)                 Orlando, FL                                  -           206,626.00            4,610,502.00
La Mariposa                          Mesa, AZ                                    (M)        2,047,539.00           12,466,128.12
La Mirage                            San Diego, CA                    19,797,334.18        34,895,200.00          115,374,877.38
La Reserve                           Oro Valley, AZ                              (M)        3,264,562.00            4,936,545.77
La Tour Fontaine                     Houston, TX                       9,503,486.82         2,916,000.00           15,917,178.19
Ladera                               Mesa, AZ                         10,259,754.19         2,978,879.00           20,640,453.27
Lake Point                           Charlotte, NC                                -         1,058,975.00           13,587,337.70
Lakes at Vinings                     Atlanta, GA                      21,999,649.44         6,498,000.00           21,832,252.08
Lakeshore at Preston                 Plano, TX                        12,797,633.71         3,325,800.00           15,208,347.74
Lakeshore I (GA)                     Chattanooga, TN                   1,224,315.66           169,374.96            1,492,377.98
Lakeville Resort                     Petaluma, CA                     20,224,701.78         2,736,500.00           24,610,650.73
Lakewood Greens                      Dallas, TX                        8,209,109.62         2,019,600.00            9,026,906.66
Lakewood Oaks                        Dallas, TX                                   -         1,631,600.00           14,686,191.51
Landera                              San Antonio, TX                              -           766,300.00            6,896,811.43
Landings (FL), The                   Winterhaven, FL                     703,046.13           130,953.32            1,153,841.50
Landings (TN)                        Memphis, TN                                  -         1,314,000.00           14,090,108.94
Landings at Port Imperial            W. New York, NJ                              -        27,246,045.14           37,740,684.22
Larkspur I (Hil)                     Hillard, OH                                  -           179,628.06            1,582,518.99
Larkspur I (Mor)                     Dayton, OH                          444,163.12            55,416.09              488,276.16
Larkspur II                          Dayton, OH                                   -            29,907.55              263,518.09
Larkspur Shores                      Hillard, OH                                  -        17,107,300.00           31,399,237.02
Larkspur Woods                       Sacramento, CA                              (E)        5,802,900.00           14,576,106.49
Laurel Bay                           Detroit, MI                                  -           186,003.87            1,639,365.78
Laurel Court                         Toledo, OH                        1,101,119.78           135,735.62            1,195,978.76
Laurel Gardens                       Coral Springs, FL                            -         4,800,000.00           25,942,631.08
Laurel Glen                          Atlanta, GA                       1,685,691.99           289,509.11            2,550,890.77
Laurel Ridge                         Chapel Hill, NC                              -           182,550.75            3,594,635.00
Legacy at Cherry Creek               Denver, CO                                   -         5,490,000.00           18,129,059.26
Legends                              Tucson, AZ                                   -         2,729,788.00           17,911,434.14
Lexington Farm                       Alpharetta, GA                   18,256,395.83         3,521,900.00           21,449,708.40
Lexington Glen                       Atlanta, GA                                  -         5,760,000.00           40,190,507.44
Lexington Park                       Orlando, FL                                  -         2,016,000.00           12,346,725.62
Lincoln Green I                      San Antonio, TX                              -           947,366.00            5,858,159.69
Lincoln Green II                     San Antonio, TX                              -         1,052,340.00            5,194,696.96
Lincoln Green III                    San Antonio, TX                   3,510,000.00           536,010.00            1,822,161.35
Lincoln Heights                      Quincy, MA                       20,837,202.51         5,928,400.00           33,595,261.97
Lindendale                           Columbus, OH                      1,359,384.48           209,158.53            1,842,815.57
Link Terrace                         Savannah, GA                        883,102.55           121,838.57            1,073,580.55
Little Cottonwoods                   Tempe, AZ                                   (M)        3,050,133.00           26,991,689.47
Lodge (OK), The                      Tulsa, OK                                    -           313,371.00            3,023,363.29
Lodge (TX), The                      San Antonio, TX                              -         1,363,636.00            8,737,564.48
Lofton Place                         Tampa, FL                                    -         2,240,000.00           16,679,214.01
Longfellow Glen                      Sudbury, MA                       5,035,380.57         1,094,273.45            7,323,214.65
Longfellow Place                     Boston, MA (U)                               -        53,164,160.00          183,940,618.58
Longwood                             Decatur, GA                                  -         1,454,048.00           13,087,837.00
Longwood (KY)                        Lexington,KY                        928,712.49           146,309.02            1,289,041.95
Loomis Manor                         West Hartford, CT                 1,768,351.00           422,350.36            2,826,498.59


                                                                   Cost Capitalized
                                                                     Subsequent to                    Gross Amount Carried
                                                                      Acquisition                         at Close of
                  Description                                   (Improvements, net) (H)                 Period 12/31/00
----------------------------------------------------------------------------------------------------------------------------------
                                                                              Building &                             Building &
Apartment Name                    Location                       Land          Fixtures             Land             Fixtures (A)
----------------------------------------------------------------------------------------------------------------------------------
Highline Oaks                     Denver, CO                       -           514,574.18         1,057,400.00       10,258,281.39
Hillcrest Villas                  Ft. Walton Bch., FL              -            53,736.05           141,603.03        1,301,413.07
Hillside Manor                    Albany, GA                       -            48,650.15           102,632.19          952,761.54
Hillside Trace                    Tampa, FL                        -            65,676.17           138,888.03        1,289,431.11
Hilltop                           Norwich, CT                      -            11,023.71           747,956.65        5,016,579.77
Holly Park                        Columbus, GA                     -            58,909.52           138,417.79        1,278,471.10
Holly Ridge                       Miami, FL                        -            25,111.98           295,595.67        2,629,096.99
Holly Sands I                     Ft. Walton Bch.,FL               -            69,180.91           190,942.32        1,751,705.36
Holly Sands II                    Ft. Walton Bch., FL              -            27,228.61           124,577.52        1,125,302.82
Horizon Place                     Tampa, FL                        -           377,336.24         2,128,000.00       12,464,272.96
Hunt Club                         Charlotte, NC                    -           281,730.30         1,090,000.00       18,274,617.69
Hunter's Glen                     Chesterfield, MO                 -           868,195.76           915,200.00        9,098,790.80
Hunter's Green                    Fort Worth, TX                   -           759,634.19           524,300.00        4,413,114.92
Hunters Ridge                     St. Louis, MO                    -           671,855.25           994,500.00        9,598,943.59
Huntington Park                   Everett, WA                      -           385,099.78         1,597,500.00       15,133,963.69
Independence Village              Columbus, OH                     -            74,632.31           226,987.89        2,074,643.00
Indian Bend                       Phoenix, AZ                      -         1,486,814.80         1,075,700.00       11,161,947.90
Indian Lake I                     Atlanta, GA                      -           166,121.65           839,668.51        7,564,516.31
Indian Ridge I (REIT)             Tallahassee, FL                  -                    -           135,500.00        1,218,597.92
Indian Ridge II (REIT)            Tallahassee, FL                  -                    -            94,300.00          849,191.77
Indian Tree                       Arvada, CO                       -           942,385.22           881,225.00        5,495,199.95
Indigo Springs                    Kent, WA                         -           975,310.05         1,270,500.00       12,422,211.80
Iris Glen                         Atlanta, GA                      -            33,447.76           270,458.00        2,416,477.47
Ironwood at the Ranch             Wesminster, CO                   -           326,474.71         1,493,300.00       13,765,779.33
Isle at Arrowhead Ranch           Glendale, AZ                     -           155,367.43         1,650,237.00       19,689,082.49
Ivy Place                         Atlanta, GA  (I)                 -           704,006.10           802,950.00        7,932,262.67
Jaclyn Towers                     Beverly                          -               110.38           437,071.76        2,925,129.08
James Street Crossing             Kent, WA                         -           494,055.31         2,081,253.61       19,242,392.68
Jefferson Way I                   Jacksonville, Fl                 -            42,689.73           147,798.72        1,344,957.55
Junipers at Yarmouth              Yarmouth, ME                     -           602,959.32         1,355,700.00        8,463,094.11
Jupiter Cove I                    W. Palm Beach, FL                -           110,258.65           233,932.43        2,171,158.27
Jupiter Cove II                   Jupiter, FL                      -            14,755.25         1,220,000.00          498,588.65
Jupiter Cove III                  W. Palm Beach, FL                -            67,951.74           242,009.98        2,199,673.45
Kempton Downs                     Gresham, OR                      -         1,191,661.12         1,217,348.91       12,135,032.91
Ketwood                           Dayton, OH                       -            69,260.99           266,443.18        2,416,915.74
Keystone                          Austin, TX                       -           780,971.98           498,500.00        5,268,267.29
Kimmerly Glen                     Charlotte, NC                    -           193,325.92         1,040,000.00       12,600,295.30
Kings Colony                      Savannah, GA                     -            58,568.68           230,149.18        2,086,433.75
Kingsport                         Alexandria, VA                   -         1,122,637.50         1,262,250.00       13,601,931.60
Kirby Place                       Houston, TX                      -           362,663.37         3,621,600.00       26,259,436.90
Knox Landing                      Knoxville, TN                    -            48,038.94           158,588.62        1,445,392.47
La Costa Brava (ORL)              Orlando, FL                      -         2,977,820.86           206,626.00        7,588,322.86
La Mariposa                       Mesa, AZ                         -           504,211.41         2,047,539.00       12,970,339.53
La Mirage                         San Diego, CA                    -         1,713,420.39        34,895,200.00      117,088,297.77
La Reserve                        Oro Valley, AZ                   -           341,554.98         3,264,562.00        5,278,100.75
La Tour Fontaine                  Houston, TX                      -           143,744.36         2,916,000.00       16,060,922.55
Ladera                            Mesa, AZ                         -           196,417.54         2,978,879.00       20,836,870.81
Lake Point                        Charlotte, NC                    -           207,898.16         1,058,975.00       13,795,235.86
Lakes at Vinings                  Atlanta, GA                      -           893,198.74         6,498,000.00       22,725,450.82
Lakeshore at Preston              Plano, TX                        -           280,640.34         3,325,800.00       15,488,988.08
Lakeshore I (GA)                  Chattanooga, TN                  -           114,427.21           169,374.96        1,606,805.19
Lakeville Resort                  Petaluma, CA                     -         1,413,691.30         2,736,500.00       26,024,342.03
Lakewood Greens                   Dallas, TX                       -           317,780.80         2,019,600.00        9,344,687.46
Lakewood Oaks                     Dallas, TX                       -         1,210,420.32         1,631,600.00       15,896,611.83
Landera                           San Antonio, TX                  -           436,717.68           766,300.00        7,333,529.11
Landings (FL), The                Winterhaven, FL                  -            64,912.07           130,953.32        1,218,753.57
Landings (TN)                     Memphis, TN                      -           423,112.83         1,314,000.00       14,513,221.77
Landings at Port Imperial         W. New York, NJ                  -           (16,800.00)       27,246,045.14       37,723,884.22
Larkspur I (Hil)                  Hillard, OH                      -            37,098.81           179,628.06        1,619,617.80
Larkspur I (Mor)                  Dayton, OH                       -            19,420.35            55,416.09          507,696.51
Larkspur II                       Dayton, OH                       -             1,205.44            29,907.55          264,723.53
Larkspur Shores                   Hillard, OH                      -         2,381,278.24        17,107,300.00       33,780,515.26
Larkspur Woods                    Sacramento, CA                   -           454,049.91         5,802,900.00       15,030,156.40
Laurel Bay                        Detroit, MI                      -            11,700.21           186,003.87        1,651,065.99
Laurel Court                      Toledo, OH                       -            20,960.81           135,735.62        1,216,939.57
Laurel Gardens                    Coral Springs, FL                -           580,224.69         4,800,000.00       26,522,855.77
Laurel Glen                       Atlanta, GA                      -            28,065.50           289,509.11        2,578,956.27
Laurel Ridge                      Chapel Hill, NC                  -         1,569,165.79           182,550.75        5,163,800.79
Legacy at Cherry Creek            Denver, CO                       -             1,567.79         5,490,000.00       18,130,627.05
Legends                           Tucson, AZ                       -           288,386.15         2,729,788.00       18,199,820.29
Lexington Farm                    Alpharetta, GA                   -           237,750.59         3,521,900.00       21,687,458.99
Lexington Glen                    Atlanta, GA                      -           371,632.91         5,760,000.00       40,562,140.35
Lexington Park                    Orlando, FL                      -           618,280.16         2,016,000.00       12,965,005.78
Lincoln Green I                   San Antonio, TX                  -           446,531.44           947,366.00        6,304,691.13
Lincoln Green II                  San Antonio, TX                  -         1,100,794.99         1,052,340.00        6,295,491.95
Lincoln Green III                 San Antonio, TX                  -           416,250.35           536,010.00        2,238,411.70
Lincoln Heights                   Quincy, MA                       -           346,924.72         5,928,400.00       33,942,186.69
Lindendale                        Columbus, OH                     -            74,228.30           209,158.53        1,917,043.87
Link Terrace                      Savannah, GA                     -            67,507.51           121,838.57        1,141,088.06
Little Cottonwoods                Tempe, AZ                        -           640,042.21         3,050,133.00       27,631,731.68
Lodge (OK), The                   Tulsa, OK                        -         1,166,891.50           313,371.00        4,190,254.79
Lodge (TX), The                   San Antonio, TX                  -           853,574.27         1,363,636.00        9,591,138.75
Lofton Place                      Tampa, FL                        -           663,874.91         2,240,000.00       17,343,088.92
Longfellow Glen                   Sudbury, MA                      -            51,737.52         1,094,273.45        7,374,952.17
Longfellow Place                  Boston, MA (U)                   -         2,622,297.28        53,164,160.00      186,562,915.86
Longwood                          Decatur, GA                      -           565,436.78         1,454,048.00       13,653,273.78
Longwood (KY)                     Lexington,KY                     -            36,431.56           146,309.02        1,325,473.51
Loomis Manor                      West Hartford, CT                -            12,910.70           422,350.36        2,839,409.29


                                                                                                                    Life Used to
                   Description                                                                                         Compute
------------------------------------------------------------------------------------------------------------------ Depreciation in
                                                                                    Accumulated        Date of       Latest Income
Apartment Name                     Location                      Total (B)          Depreciation     Construction    Statement (C)
---------------------------------------------------------------------------------------------------------------------------------
Highline Oaks                      Denver, CO                  11,315,681.39       (1,390,074.46)        1986          30 Years
Hillcrest Villas                   Ft. Walton Bch., FL          1,443,016.10          (63,495.35)        1985          30 Years
Hillside Manor                     Albany, GA                   1,055,393.73          (48,986.55)        1985          30 Years
Hillside Trace                     Tampa, FL                    1,428,319.14          (62,181.87)        1987          30 Years
Hilltop                            Norwich, CT                  5,764,536.42          (31,142.00)        1987          30 Years
Holly Park                         Columbus, GA                 1,416,888.89          (62,847.91)        1985          30 Years
Holly Ridge                        Miami, FL                    2,924,692.66         (121,413.22)        1986          30 Years
Holly Sands I                      Ft. Walton Bch.,FL           1,942,647.68          (85,109.69)        1985          30 Years
Holly Sands II                     Ft. Walton Bch., FL          1,249,880.34          (54,264.31)        1986          30 Years
Horizon Place                      Tampa, FL                   14,592,272.96       (1,078,843.31)        1985          30 Years
Hunt Club                          Charlotte, NC               19,364,617.69       (1,496,184.07)        1990          30 Years
Hunter's Glen                      Chesterfield, MO            10,013,990.80       (1,586,338.69)        1985          30 Years
Hunter's Green                     Fort Worth, TX               4,937,414.92       (1,487,411.46)        1981          30 Years
Hunters Ridge                      St. Louis, MO               10,593,443.59       (1,390,810.56)     1986-1987        30 Years
Huntington Park                    Everett, WA                 16,731,463.69       (3,835,712.18)        1991          30 Years
Independence Village               Columbus, OH                 2,301,630.89         (101,703.05)        1978          30 Years
Indian Bend                        Phoenix, AZ                 12,237,647.90       (2,985,683.85)        1973          30 Years
Indian Lake I                      Atlanta, GA                  8,404,184.82         (349,592.89)        1987          30 Years
Indian Ridge I (REIT)              Tallahassee, FL              1,354,097.92                   -         1981          30 Years
Indian Ridge II (REIT)             Tallahassee, FL                943,491.77                   -         1982          30 Years
Indian Tree                        Arvada, CO                   6,376,424.95       (1,793,745.53)        1983          30 Years
Indigo Springs                     Kent, WA                    13,692,711.80       (1,932,742.46)        1991          30 Years
Iris Glen                          Atlanta, GA                  2,686,935.47         (111,766.24)        1984          30 Years
Ironwood at the Ranch              Wesminster, CO              15,259,079.33       (1,857,556.25)        1986          30 Years
Isle at Arrowhead Ranch            Glendale, AZ                21,339,319.49       (2,151,387.32)        1996          30 Years
Ivy Place                          Atlanta, GA  (I)             8,735,212.67       (1,383,947.12)        1978          30 Years
Jaclyn Towers                      Beverly                      3,362,200.84          (19,028.00)        1976          30 Years
James Street Crossing              Kent, WA                    21,323,646.29       (2,184,250.64)        1989          30 Years
Jefferson Way I                    Jacksonville, Fl             1,492,756.27          (64,307.37)        1987          30 Years
Junipers at Yarmouth               Yarmouth, ME                 9,818,794.11       (1,241,647.00)        1970          30 Years
Jupiter Cove I                     W. Palm Beach, FL            2,405,090.70         (103,558.97)        1987          30 Years
Jupiter Cove II                    Jupiter, FL                  1,718,588.65           (8,446.90)        1987          30 Years
Jupiter Cove III                   W. Palm Beach, FL            2,441,683.43         (101,597.37)        1987          30 Years
Kempton Downs                      Gresham, OR                 13,352,381.82       (2,833,107.11)        1990          30 Years
Ketwood                            Dayton, OH                   2,683,358.92         (113,786.99)        1979          30 Years
Keystone                           Austin, TX                   5,766,767.29       (1,405,017.22)        1981          30 Years
Kimmerly Glen                      Charlotte, NC               13,640,295.30       (1,047,628.37)        1986          30 Years
Kings Colony                       Savannah, GA                 2,316,582.93         (100,232.76)        1987          30 Years
Kingsport                          Alexandria, VA              14,864,181.60       (3,407,038.74)        1986          30 Years
Kirby Place                        Houston, TX                 29,881,036.90       (3,020,200.90)        1994          30 Years
Knox Landing                       Knoxville, TN                1,603,981.09          (71,363.45)        1986          30 Years
La Costa Brava (ORL)               Orlando, FL                  7,794,948.86       (4,449,429.31)        1967          30 Years
La Mariposa                        Mesa, AZ                    15,017,878.53       (1,517,496.62)        1986          30 Years
La Mirage                          San Diego, CA              151,983,497.77      (11,857,212.42)     1988/1992        30 Years
La Reserve                         Oro Valley, AZ               8,542,662.75         (715,875.24)        1988          30 Years
La Tour Fontaine                   Houston, TX                 18,976,922.55       (1,256,600.34)        1994          30 Years
Ladera                             Mesa, AZ                    23,815,749.81       (2,246,675.59)        1995          30 Years
Lake Point                         Charlotte, NC               14,854,210.86       (1,155,780.27)        1984          30 Years
Lakes at Vinings                   Atlanta, GA                 29,223,450.82       (2,089,906.17)     1972/1975        30 Years
Lakeshore at Preston               Plano, TX                   18,814,788.08       (1,428,156.61)        1992          30 Years
Lakeshore I (GA)                   Chattanooga, TN              1,776,180.15          (85,508.07)        1986          30 Years
Lakeville Resort                   Petaluma, CA                28,760,842.03       (4,168,863.47)        1984          30 Years
Lakewood Greens                    Dallas, TX                  11,364,287.46         (922,737.85)        1986          30 Years
Lakewood Oaks                      Dallas, TX                  17,528,211.83       (3,924,709.97)        1987          30 Years
Landera                            San Antonio, TX              8,099,829.11       (1,069,779.32)        1983          30 Years
Landings (FL), The                 Winterhaven, FL              1,349,706.89          (60,307.84)        1984          30 Years
Landings (TN)                      Memphis, TN                 15,827,221.77       (1,201,313.98)        1986          30 Years
Landings at Port Imperial          W. New York, NJ             64,969,929.36          (80,567.50)        1999          30 Years
Larkspur I (Hil)                   Hillard, OH                  1,799,245.86          (76,571.07)        1983          30 Years
Larkspur I (Mor)                   Dayton, OH                     563,112.60          (25,185.78)        1982          30 Years
Larkspur II                        Dayton, OH                     294,631.08          (12,705.42)        1984          30 Years
Larkspur Shores                    Hillard, OH                 50,887,815.26       (3,195,143.40)        1983          30 Years
Larkspur Woods                     Sacramento, CA              20,833,056.40       (1,820,071.36)     1989/1993        30 Years
Laurel Bay                         Detroit, MI                  1,837,069.86          (76,503.90)        1989          30 Years
Laurel Court                       Toledo, OH                   1,352,675.19          (58,917.50)        1978          30 Years
Laurel Gardens                     Coral Springs, FL           31,322,855.77       (2,144,907.38)        1989          30 Years
Laurel Glen                        Atlanta, GA                  2,868,465.38         (118,440.64)        1986          30 Years
Laurel Ridge                       Chapel Hill, NC              5,346,351.54       (3,082,037.32)        1975          30 Years
Legacy at Cherry Creek             Denver, CO                  23,620,627.05          (24,489.02)        1999          30 Years
Legends                            Tucson, AZ                  20,929,608.29       (2,051,952.12)        1995          30 Years
Lexington Farm                     Alpharetta, GA              25,209,358.99       (1,925,926.35)        1995          30 Years
Lexington Glen                     Atlanta, GA                 46,322,140.35       (3,205,970.64)        1990          30 Years
Lexington Park                     Orlando, FL                 14,981,005.78       (1,089,871.48)        1988          30 Years
Lincoln Green I                    San Antonio, TX              7,252,057.13       (3,509,620.00)     1984/1986        30 Years
Lincoln Green II                   San Antonio, TX              7,347,831.95       (3,019,292.98)     1984/1986        30 Years
Lincoln Green III                  San Antonio, TX              2,774,421.70       (1,107,254.96)     1984/1986        30 Years
Lincoln Heights                    Quincy, MA                  39,870,586.69       (3,653,236.14)        1991          30 Years
Lindendale                         Columbus, OH                 2,126,202.40          (89,911.42)        1987          30 Years
Link Terrace                       Savannah, GA                 1,262,926.63          (54,670.05)        1984          30 Years
Little Cottonwoods                 Tempe, AZ                   30,681,864.68       (3,043,795.27)        1984          30 Years
Lodge (OK), The                    Tulsa, OK                    4,503,625.79       (2,690,673.01)        1979          30 Years
Lodge (TX), The                    San Antonio, TX             10,954,774.75       (4,257,185.73)      1979(#)         30 Years
Lofton Place                       Tampa, FL                   19,583,088.92       (1,444,658.74)        1988          30 Years
Longfellow Glen                    Sudbury, MA                  8,469,225.62          (44,018.00)        1984          30 Years
Longfellow Place                   Boston, MA (U)             239,727,075.86       (9,151,582.38)        1975          30 Years
Longwood                           Decatur, GA                 15,107,321.78       (3,460,139.35)        1992          30 Years
Longwood (KY)                      Lexington,KY                 1,471,782.53          (63,499.57)        1985          30 Years
Loomis Manor                       West Hartford, CT            3,261,759.65          (16,897.00)        1948          30 Years


                                                                                          Initial Cost to
                     Description                                                               Company
--------------------------------------------------------------------------------------------------------------------------
                                                                                                     Building &
Apartment Name                    Location                       Encumbrances       Land             Fixtures
--------------------------------------------------------------------------------------------------------------------------
Madison at Cedar Springs          Dallas, TX                     15,849,712.86      2,470,000.00     33,194,620.41
Madison at Chase Oaks             Plano, TX                                  -      3,055,000.00     28,932,884.84
Madison at River Sound            Lawrenceville, GA                          -      3,666,999.30     47,387,106.44
Madison at Round Grove            Austin, TX                     14,680,520.38      2,626,000.00     25,682,373.18
Madison at Scofield Farms         Austin, TX                     12,895,681.37      2,080,000.00     14,597,971.03
Madison at Stone Creek            Lewisville, TX                             -      2,535,000.00     22,611,699.63
Madison at the Arboretum          Austin, TX                                 -      1,046,500.00      9,638,268.79
Madison at Walnut Creek           Austin, TX                                (E)     2,737,600.00     14,623,573.62
Madison at Wells Branch           Austin, TX                     13,998,877.89      2,400,000.00     16,370,878.87
Madison on Melrose                Richardson, TX                             -      1,300,000.00     15,096,550.79
Madison on the Parkway            Dallas, TX                                 -      2,444,000.00     22,505,043.24
Mallard Cove                      Greenville, SC                             -        813,350.00      7,321,951.26
Mallard Cove at Conway            Orlando, FL  (Y)                           -        600,000.00      2,555,069.00
Mallgate                          Louisville, KY                             -                 -      6,702,515.00
Manchester (REIT)                 Jacksonville, Fl                1,278,237.90        184,100.00      1,657,193.63
Marabou Mills I                   Indianpolis, IN                 1,389,764.46        224,177.96      1,974,952.13
Marabou Mills II                  Indianpolis, IN                            -        192,186.25      1,693,220.33
Marabou Mills III                 Indianpolis, IN                 1,165,772.80        171,556.72      1,511,601.62
Mariner Club (FL)                 Pembroke Pines, FL              9,408,850.36      1,824,500.00     20,771,566.44
Mariners Wharf                    Orange Park, FL                            -      1,861,200.00     16,744,951.02
Mark Landing I                    Miami, FL                       1,295,063.38        191,985.73      1,691,253.52
Marks                             Englewood, CO                  20,515,000.00      4,928,500.00     44,621,813.77
Marquessa                         Corona Hills, CA                          (S)     6,888,500.00     21,604,583.64
Marsh Landing I                   Brunswick, GA                              -        133,192.75      1,173,573.30
Marshlanding II                   Brunswick, GA                     940,149.20        111,187.09        979,679.39
Martha Lake                       Seattle, WA                                -        821,200.00      7,405,070.49
Martins Landing                   Roswell, GA                    12,602,037.85      4,802,000.00     12,899,971.68
McAlpine Ridge                    Charlotte, NC                              -      1,284,000.00     11,557,251.77
McDowell Place                    Naperville, IL                 15,207,124.60      2,580,400.00     23,209,628.88
Meadowland                        Athens, GA                                 -        152,394.70      1,342,663.37
Meadowood (Cin)                   Cincinnati, OH                             -        330,734.47      2,913,731.09
Meadowood (Cra)                   Indianpolis, IN                 1,081,801.59        132,470.53      1,167,168.72
Meadowood (Cuy)                   Akron, OH                       1,264,231.16        201,406.59      1,774,784.23
Meadowood (FL)                    Huntington, KY                    852,695.05         96,349.54        848,944.48
Meadowood (Fra)                   Franklin, IN                    1,005,652.22        129,251.57      1,138,733.20
Meadowood (Log)                   Southbend, IN                              -         93,338.20        822,411.29
Meadowood (New)                   Evansville, IN                    967,712.84        131,546.01      1,159,063.71
Meadowood (Nic)                   Lexington,KY                    1,385,484.94        173,222.98      1,526,283.21
Meadowood (Tem)                   Toledo, MI                      1,328,912.37        173,674.59      1,530,262.41
Meadowood (Wel)                   Youngstown, OH                             -         58,570.28        516,067.98
Meadowood Apts. (Man)             Mansfield, OH                     923,260.31        118,504.27      1,044,001.75
Meadowood I (GA)                  Atlanta, GA                                -        205,467.55      1,810,393.05
Meadowood I (MI)                  Jackson, MI                       932,640.49        146,207.88      1,288,500.74
Meadowood I (OH)                  Columbus, OH                               -        146,912.36      1,294,457.97
Meadowood II (FL)                 Orlando, FL                       808,736.45        160,366.67      1,413,005.15
Meadowood II (GA)                 Atlanta, GA                                -        176,968.08      1,559,544.46
Meadowood II (OH)                 Columbus, OH                      478,622.01         57,801.92        509,198.89
Meadows I (OH), The               Columbus, OH                      771,553.02        150,800.30      1,328,616.01
Meadows II (OH), The              Columbus, OH                    1,147,493.65        186,636.48      1,644,520.78
Meadows in the Park               Birmingham, AL                             -      1,000,900.00      8,533,099.29
Meadows on the Lake               Birmingham, AL                             -      1,000,900.00      8,529,725.68
Meldon Place                      Toledo, OH                      2,367,407.37        288,433.76      2,541,700.52
Merrifield                        Hagerstown, MD                  2,013,509.66        268,711.88      2,367,644.55
Merrill Creek                     Tacoma, WA                                 -        814,200.00      7,330,605.66
Merrimac Woods                    Costa Mesa, CA                             -        675,700.00      6,081,676.67
Merritt at Satellite Place        Duluth, GA                                 -      3,400,000.00     30,114,674.42
Miguel Place                      St. Petersburg, FL              1,455,448.72        199,349.05      1,756,482.38
Mill Pond                         Millersville, MD                7,781,206.72      2,880,000.00      8,939,239.49
Mill Run                          Savannah, GA                    1,498,834.03        198,211.59      1,746,560.13
Mill Village                      Randolph, MA                   12,560,000.00      6,185,300.00     13,191,505.89
Millburn                          Akron, OH                       1,170,605.77        192,062.04      1,692,275.85
Millburn Court I                  Centerville, OH                            -        260,000.00      1,246,756.52
Millburn Court II                 Dayton, OH                        898,564.77        122,870.44      1,082,697.52
Mirador                           Phoenix, AZ                                -      2,597,518.00     23,402,199.90
Mission Bay                       Orlando, FL                                -      2,432,000.00     21,623,560.46
Misty Woods                       Cary, NC                                   -        720,790.00     18,063,934.26
Montecito                         Valencia, CA                               -      8,400,000.00     24,703,895.24
Montgomery Court I (MI)           Lansing, MI                     1,196,728.25        156,297.73      1,377,153.31
Montgomery Court I (OH)           Columbus, OH                    1,266,433.01        163,755.09      1,442,642.83
Montgomery Court II (OH)          Columbus, OH                               -        149,733.82      1,319,417.16
Montierra                         Scottsdale, AZ                             -      3,455,000.00     17,266,786.53
Montrose Square                   Columbus, OH                    1,647,061.41        193,266.04      1,703,260.43
Morgan Trace                      Atlanta, GA                     1,412,964.81        239,102.45      2,105,728.19
Morningside                       Scottsdale, AZ                            (M)       670,470.00     12,607,976.02
Morningside (FL)                  Titusville, FL                             -        197,889.52      1,743,622.33
Mosswood I                        Orlando, FL                       771,553.02        163,293.72      1,438,795.64
Mosswood II                       Orlando, FL                     1,525,866.13        275,329.91      2,426,157.56
Mountain Park Ranch               Phoenix, AZ                               (N)     1,662,332.00     18,260,275.87
Mountain Run                      Albuquerque, NM                            -      2,304,000.00     20,734,818.06
Mountain Terrace                  Stevenson Ranch, CA                        -      3,966,500.00     35,814,994.74
Nehoiden Glen                     Needham, MA                     2,640,162.40        634,537.73      4,246,521.72
Newberry I                        Lansing, MI                     1,124,794.01        183,508.91      1,616,913.48
Newberry II                       Lansing, MI                     1,199,408.95        142,292.43      1,253,951.34
Newport Heights                   Seattle, WA                                -        391,200.00      3,522,780.07
Noonan Glen                       Winchester, MA                    608,724.49        151,343.51      1,012,837.31
North Creek (Everett)             Evertt, WA                      8,065,227.02      3,967,500.00     12,411,014.56
North Creek Heights               Seattle, WA                                -        753,800.00      6,786,777.96
North Hill                        Atlanta, GA                    15,853,672.28      2,525,300.00     18,550,989.31

                                                                           Cost Capitalized
                                                                            Subsequent to                  Gross Amount Carried
                                                                             Acquisition                        at Close of
                     Description                                       (Improvements, net) (H)                Period 12/31/00
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Building &                      Building &
Apartment Name                    Location                          Land              Fixtures            Land        Fixtures (A)
----------------------------------------------------------------------------------------------------------------------------------
Madison at Cedar Springs          Dallas, TX                            -             142,592.13      2,470,000.00   33,337,212.54
Madison at Chase Oaks             Plano, TX                             -             330,639.67      3,055,000.00   29,263,524.51
Madison at River Sound            Lawrenceville, GA                     -             162,012.38      3,666,999.30   47,549,118.82
Madison at Round Grove            Austin, TX                            -             288,159.80      2,626,000.00   25,970,532.98
Madison at Scofield Farms         Austin, TX                            -              18,533.33      2,080,000.00   14,616,504.36
Madison at Stone Creek            Lewisville, TX                        -             296,852.62      2,535,000.00   22,908,552.25
Madison at the Arboretum          Austin, TX                            -             263,488.57      1,046,500.00    9,901,757.36
Madison at Walnut Creek           Austin, TX                            -             389,353.44      2,737,600.00   15,012,927.06
Madison at Wells Branch           Austin, TX                            -              17,121.32      2,400,000.00   16,388,000.19
Madison on Melrose                Richardson, TX                        -             123,185.60      1,300,000.00   15,219,736.39
Madison on the Parkway            Dallas, TX                            -             229,216.30      2,444,000.00   22,734,259.54
Mallard Cove                      Greenville, SC                        -             841,307.04        813,350.00    8,163,258.30
Mallard Cove at Conway            Orlando, FL  (Y)                      -           5,105,784.24        600,000.00    7,660,853.24
Mallgate                          Louisville, KY                        -           4,723,736.63                 -   11,426,251.63
Manchester (REIT)                 Jacksonville, Fl                      -                      -        184,100.00    1,657,193.63
Marabou Mills I                   Indianpolis, IN                       -             114,211.32        224,177.96    2,089,163.45
Marabou Mills II                  Indianpolis, IN                       -              81,415.42        192,186.25    1,774,635.75
Marabou Mills III                 Indianpolis, IN                       -              62,488.76        171,556.72    1,574,090.38
Mariner Club (FL)                 Pembroke Pines, FL                    -             300,847.77      1,824,500.00   21,072,414.21
Mariners Wharf                    Orange Park, FL                       -             292,747.33      1,861,200.00   17,037,698.35
Mark Landing I                    Miami, FL                             -              39,642.30        191,985.73    1,730,895.82
Marks                             Englewood, CO                         -           1,264,993.86      4,928,500.00   45,886,807.63
Marquessa                         Corona Hills, CA                      -             694,904.83      6,888,500.00   22,299,488.47
Marsh Landing I                   Brunswick, GA                         -              60,054.23        133,192.75    1,233,627.53
Marshlanding II                   Brunswick, GA                         -              59,758.15        111,187.09    1,039,437.54
Martha Lake                       Seattle, WA                           -             689,474.84        821,200.00    8,094,545.33
Martins Landing                   Roswell, GA                           -             389,778.94      4,802,000.00   13,289,750.62
McAlpine Ridge                    Charlotte, NC                         -             952,201.11      1,284,000.00   12,509,452.88
McDowell Place                    Naperville, IL                        -           1,088,997.60      2,580,400.00   24,298,626.48
Meadowland                        Athens, GA                            -              22,888.96        152,394.70    1,365,552.33
Meadowood (Cin)                   Cincinnati, OH                        -              64,714.95        330,734.47    2,978,446.04
Meadowood (Cra)                   Indianpolis, IN                       -              44,519.27        132,470.53    1,211,687.99
Meadowood (Cuy)                   Akron, OH                             -              20,746.19        201,406.59    1,795,530.42
Meadowood (FL)                    Huntington, KY                        -              33,755.51         96,349.54      882,699.99
Meadowood (Fra)                   Franklin, IN                          -              45,368.67        129,251.57    1,184,101.87
Meadowood (Log)                   Southbend, IN                         -              21,959.38         93,338.20      844,370.67
Meadowood (New)                   Evansville, IN                        -              34,015.95        131,546.01    1,193,079.66
Meadowood (Nic)                   Lexington,KY                          -              53,237.19        173,222.98    1,579,520.40
Meadowood (Tem)                   Toledo, MI                            -              12,135.51        173,674.59    1,542,397.92
Meadowood (Wel)                   Youngstown, OH                        -              36,058.94         58,570.28      552,126.92
Meadowood Apts. (Man)             Mansfield, OH                         -              42,311.73        118,504.27    1,086,313.48
Meadowood I (GA)                  Atlanta, GA                           -              35,435.02        205,467.55    1,845,828.07
Meadowood I (MI)                  Jackson, MI                           -              37,625.27        146,207.88    1,326,126.01
Meadowood I (OH)                  Columbus, OH                          -             143,719.46        146,912.36    1,438,177.43
Meadowood II (FL)                 Orlando, FL                           -              21,090.91        160,366.67    1,434,096.06
Meadowood II (GA)                 Atlanta, GA                           -              31,765.69        176,968.08    1,591,310.15
Meadowood II (OH)                 Columbus, OH                          -              58,879.28         57,801.92      568,078.17
Meadows I (OH), The               Columbus, OH                          -              47,886.61        150,800.30    1,376,502.62
Meadows II (OH), The              Columbus, OH                          -              49,581.33        186,636.48    1,694,102.11
Meadows in the Park               Birmingham, AL                        -             381,567.66      1,000,900.00    8,914,666.95
Meadows on the Lake               Birmingham, AL                        -             268,998.99      1,000,900.00    8,798,724.67
Meldon Place                      Toledo, OH                            -             206,641.46        288,433.76    2,748,341.98
Merrifield                        Hagerstown, MD                        -              20,336.58        268,711.88    2,387,981.13
Merrill Creek                     Tacoma, WA                            -             132,885.74        814,200.00    7,463,491.40
Merrimac Woods                    Costa Mesa, CA                        -             566,076.54        675,700.00    6,647,753.21
Merritt at Satellite Place        Duluth, GA                            -              39,633.11      3,400,000.00   30,154,307.53
Miguel Place                      St. Petersburg, FL                    -              45,489.08        199,349.05    1,801,971.46
Mill Pond                         Millersville, MD                      -             415,563.09      2,880,000.00    9,354,802.58
Mill Run                          Savannah, GA                          -              25,427.62        198,211.59    1,771,987.75
Mill Village                      Randolph, MA                          -             659,067.62      6,185,300.00   13,850,573.51
Millburn                          Akron, OH                             -              17,929.20        192,062.04    1,710,205.05
Millburn Court I                  Centerville, OH                       -                 (90.30)       260,000.00    1,246,666.22
Millburn Court II                 Dayton, OH                            -             135,504.60        122,870.44    1,218,202.12
Mirador                           Phoenix, AZ                           -             267,158.65      2,597,518.00   23,669,358.55
Mission Bay                       Orlando, FL                           -             302,839.92      2,432,000.00   21,926,400.38
Misty Woods                       Cary, NC                              -           1,421,867.44        720,790.00   19,485,801.70
Montecito                         Valencia, CA                          -                      -      8,400,000.00   24,703,895.24
Montgomery Court I (MI)           Lansing, MI                           -              32,282.64        156,297.73    1,409,435.95
Montgomery Court I (OH)           Columbus, OH                          -             111,240.57        163,755.09    1,553,883.40
Montgomery Court II (OH)          Columbus, OH                          -              38,962.78        149,733.82    1,358,379.94
Montierra                         Scottsdale, AZ                        -              69,093.86      3,455,000.00   17,335,880.39
Montrose Square                   Columbus, OH                          -             112,894.15        193,266.04    1,816,154.58
Morgan Trace                      Atlanta, GA                           -              66,376.28        239,102.45    2,172,104.47
Morningside                       Scottsdale, AZ                        -             211,318.40        670,470.00   12,819,294.42
Morningside (FL)                  Titusville, FL                        -             186,314.74        197,889.52    1,929,937.07
Mosswood I                        Orlando, FL                           -              41,310.00        163,293.72    1,480,105.64
Mosswood II                       Orlando, FL                           -              49,457.94        275,329.91    2,475,615.50
Mountain Park Ranch               Phoenix, AZ                           -             440,821.35      1,662,332.00   18,701,097.22
Mountain Run                      Albuquerque, NM                       -             932,400.28      2,304,000.00   21,667,218.34
Mountain Terrace                  Stevenson Ranch, CA                   -             603,640.20      3,966,500.00   36,418,634.94
Nehoiden Glen                     Needham, MA                           -              15,438.95        634,537.73    4,261,960.67
Newberry I                        Lansing, MI                           -              91,682.79        183,508.91    1,708,596.27
Newberry II                       Lansing, MI                           -              77,190.99        142,292.43    1,331,142.33
Newport Heights                   Seattle, WA                           -             452,936.04        391,200.00    3,975,716.11
Noonan Glen                       Winchester, MA                        -                  21.04        151,343.51    1,012,858.35
North Creek (Everett)             Evertt, WA                            -             322,848.25      3,967,500.00   12,733,862.81
North Creek Heights               Seattle, WA                           -             210,966.99        753,800.00    6,997,744.95
North Hill                        Atlanta, GA                           -           3,663,299.94      2,525,300.00   22,214,289.25



                                                                                                                     Life Used to
                     Description                                                                                        Compute
------------------------------------------------------------------------------------------------------------------- Depreciation in
                                                                                    Accumulated         Date of      Latest Income
Apartment Name                    Location                         Total (B)       Depreciation       Construction   Statement (C)
----------------------------------------------------------------------------------------------------------------------------------
Madison at Cedar Springs          Dallas, TX                     35,807,212.54     (2,601,153.25)         1995          30 Years
Madison at Chase Oaks             Plano, TX                      32,318,524.51     (2,344,187.59)         1995          30 Years
Madison at River Sound            Lawrenceville, GA              51,216,118.12     (3,735,167.43)         1996          30 Years
Madison at Round Grove            Austin, TX                     28,596,532.98     (2,091,049.85)         1995          30 Years
Madison at Scofield Farms         Austin, TX                     16,696,504.36       (115,307.63)         1996          30 Years
Madison at Stone Creek            Lewisville, TX                 25,443,552.25     (1,855,962.09)         1995          30 Years
Madison at the Arboretum          Austin, TX                     10,948,257.36       (818,887.40)         1995          30 Years
Madison at Walnut Creek           Austin, TX                     17,750,527.06     (1,823,021.93)         1994          30 Years
Madison at Wells Branch           Austin, TX                     18,788,000.19       (129,836.36)         1995          30 Years
Madison on Melrose                Richardson, TX                 16,519,736.39     (1,198,657.61)         1995          30 Years
Madison on the Parkway            Dallas, TX                     25,178,259.54     (1,825,778.87)         1995          30 Years
Mallard Cove                      Greenville, SC                  8,976,608.30     (1,593,802.51)         1983          30 Years
Mallard Cove at Conway            Orlando, FL  (Y)                8,260,853.24     (5,264,830.00)         1974          30 Years
Mallgate                          Louisville, KY                 11,426,251.63     (8,110,487.53)         1969          30 Years
Manchester (REIT)                 Jacksonville, Fl                1,841,293.63                 -          1985          30 Years
Marabou Mills I                   Indianpolis, IN                 2,313,341.41        (99,990.49)         1986          30 Years
Marabou Mills II                  Indianpolis, IN                 1,966,822.00        (83,713.80)         1987          30 Years
Marabou Mills III                 Indianpolis, IN                 1,745,647.10        (73,371.71)         1987          30 Years
Mariner Club (FL)                 Pembroke Pines, FL             22,896,914.21     (1,702,096.03)         1988          30 Years
Mariners Wharf                    Orange Park, FL                18,898,898.35     (2,041,405.67)         1989          30 Years
Mark Landing I                    Miami, FL                       1,922,881.55        (80,732.51)         1987          30 Years
Marks                             Englewood, CO                  50,815,307.63     (6,048,756.60)         1987          30 Years
Marquessa                         Corona Hills, CA               29,187,988.47     (2,578,105.54)         1992          30 Years
Marsh Landing I                   Brunswick, GA                   1,366,820.28        (58,877.51)         1984          30 Years
Marshlanding II                   Brunswick, GA                   1,150,624.63        (50,172.51)         1986          30 Years
Martha Lake                       Seattle, WA                     8,915,745.33     (1,053,162.13)         1991          30 Years
Martins Landing                   Roswell, GA                    18,091,750.62     (1,279,329.97)         1972          30 Years
McAlpine Ridge                    Charlotte, NC                  13,793,452.88     (3,072,907.68)       1989-90         30 Years
McDowell Place                    Naperville, IL                 26,879,026.48     (3,856,272.99)         1988          30 Years
Meadowland                        Athens, GA                      1,517,947.03        (64,730.56)         1984          30 Years
Meadowood (Cin)                   Cincinnati, OH                  3,309,180.51       (138,885.00)         1985          30 Years
Meadowood (Cra)                   Indianpolis, IN                 1,344,158.52        (60,350.40)         1983          30 Years
Meadowood (Cuy)                   Akron, OH                       1,996,937.01        (82,309.31)         1985          30 Years
Meadowood (FL)                    Huntington, KY                    979,049.53        (44,049.06)         1983          30 Years
Meadowood (Fra)                   Franklin, IN                    1,313,353.44        (58,273.30)         1983          30 Years
Meadowood (Log)                   Southbend, IN                     937,708.87        (41,508.73)         1984          30 Years
Meadowood (New)                   Evansville, IN                  1,324,625.67        (59,357.72)         1984          30 Years
Meadowood (Nic)                   Lexington,KY                    1,752,743.38        (76,286.08)         1983          30 Years
Meadowood (Tem)                   Toledo, MI                      1,716,072.51        (71,177.46)         1984          30 Years
Meadowood (Wel)                   Youngstown, OH                    610,697.20        (27,780.79)         1986          30 Years
Meadowood Apts. (Man)             Mansfield, OH                   1,204,817.75        (51,401.45)         1983          30 Years
Meadowood I (GA)                  Atlanta, GA                     2,051,295.62        (84,791.95)         1982          30 Years
Meadowood I (MI)                  Jackson, MI                     1,472,333.89        (60,179.91)         1983          30 Years
Meadowood I (OH)                  Columbus, OH                    1,585,089.79        (69,312.59)         1984          30 Years
Meadowood II (FL)                 Orlando, FL                     1,594,462.73        (66,457.35)         1980          30 Years
Meadowood II (GA)                 Atlanta, GA                     1,768,278.23        (73,506.87)         1984          30 Years
Meadowood II (OH)                 Columbus, OH                      625,880.09        (27,063.00)         1985          30 Years
Meadows I (OH), The               Columbus, OH                    1,527,302.92        (67,089.39)         1985          30 Years
Meadows II (OH), The              Columbus, OH                    1,880,738.59        (80,219.47)         1987          30 Years
Meadows in the Park               Birmingham, AL                  9,915,566.95     (1,087,953.69)         1986          30 Years
Meadows on the Lake               Birmingham, AL                  9,799,624.67     (1,032,920.41)         1987          30 Years
Meldon Place                      Toledo, OH                      3,036,775.74       (140,126.29)         1978          30 Years
Merrifield                        Hagerstown, MD                  2,656,693.01       (110,823.97)         1988          30 Years
Merrill Creek                     Tacoma, WA                      8,277,691.40     (1,004,509.23)         1994          30 Years
Merrimac Woods                    Costa Mesa, CA                  7,323,453.21     (1,136,455.44)         1970          30 Years
Merritt at Satellite Place        Duluth, GA                     33,554,307.53     (1,331,535.88)         1999          30 Years
Miguel Place                      St. Petersburg, FL              2,001,320.51        (87,577.08)         1987          30 Years
Mill Pond                         Millersville, MD               12,234,802.58       (721,776.20)         1984          30 Years
Mill Run                          Savannah, GA                    1,970,199.34        (84,375.31)         1986          30 Years
Mill Village                      Randolph, MA                   20,035,873.51     (1,626,188.83)      1971/1977        30 Years
Millburn                          Akron, OH                       1,902,267.09        (77,938.54)         1984          30 Years
Millburn Court I                  Centerville, OH                 1,506,666.22         (8,015.52)         1979          30 Years
Millburn Court II                 Dayton, OH                      1,341,072.56        (57,237.83)         1981          30 Years
Mirador                           Phoenix, AZ                    26,266,876.55     (2,586,000.23)         1995          30 Years
Mission Bay                       Orlando, FL                    24,358,400.38     (1,765,571.45)         1991          30 Years
Misty Woods                       Cary, NC                       20,206,591.70     (1,728,571.66)         1984          30 Years
Montecito                         Valencia, CA                   33,103,895.24        (23,841.04)         1999          30 Years
Montgomery Court I (MI)           Lansing, MI                     1,565,733.68        (67,894.37)         1984          30 Years
Montgomery Court I (OH)           Columbus, OH                    1,717,638.49        (76,513.70)         1985          30 Years
Montgomery Court II (OH)          Columbus, OH                    1,508,113.76        (63,541.96)         1986          30 Years
Montierra                         Scottsdale, AZ                 20,790,880.39     (1,083,393.36)         1999          30 Years
Montrose Square                   Columbus, OH                    2,009,420.62        (93,480.78)         1987          30 Years
Morgan Trace                      Atlanta, GA                     2,411,206.92       (100,253.96)         1986          30 Years
Morningside                       Scottsdale, AZ                 13,489,764.42     (1,416,875.47)         1989          30 Years
Morningside (FL)                  Titusville, FL                  2,127,826.59       (106,083.46)         1984          30 Years
Mosswood I                        Orlando, FL                     1,643,399.36        (70,568.60)         1981          30 Years
Mosswood II                       Orlando, FL                     2,750,945.41       (115,763.87)         1982          30 Years
Mountain Park Ranch               Phoenix, AZ                    20,363,429.22     (2,107,351.49)         1994          30 Years
Mountain Run                      Albuquerque, NM                23,971,218.34     (3,070,576.20)         1985          30 Years
Mountain Terrace                  Stevenson Ranch, CA            40,385,134.94     (5,368,999.46)         1992          30 Years
Nehoiden Glen                     Needham, MA                     4,896,498.40        (25,286.00)         1978          30 Years
Newberry I                        Lansing, MI                     1,892,105.18        (81,061.16)         1985          30 Years
Newberry II                       Lansing, MI                     1,473,434.76        (62,980.28)         1986          30 Years
Newport Heights                   Seattle, WA                     4,366,916.11     (1,012,211.48)         1985          30 Years
Noonan Glen                       Winchester, MA                  1,164,201.86         (6,127.00)         1983          30 Years
North Creek (Everett)             Evertt, WA                     16,701,362.81     (1,153,335.71)         1986          30 Years
North Creek Heights               Seattle, WA                     7,751,544.95       (935,701.12)         1990          30 Years
North Hill                        Atlanta, GA                    24,739,589.25     (3,578,303.15)         1984          30 Years



                                                                                          Initial Cost to
                     Description                                                               Company
--------------------------------------------------------------------------------------------------------------------------
                                                                                                      Building &
Apartment Name                    Location                       Encumbrances         Land             Fixtures
--------------------------------------------------------------------------------------------------------------------------
Northampton 1                     Largo, MD                      20,182,059.56      1,843,200.00     17,321,158.75
Northampton 2                     Largo, MD                                  -      1,513,500.00     14,454,212.27
Northgate Village                 San Antonio, TX                            -        660,100.00      5,974,145.35
Northglen                         Valencia, CA                   15,372,390.93      9,360,000.00     20,773,302.26
Northlake (FL)                    Jacksonville, FL                           -      1,168,400.00     10,514,526.43
Northridge                        Pleasant Hill, CA                          -      5,527,800.00     14,691,704.52
Northridge (GA)                   Atlanta, GA                                -        238,810.55      2,104,181.16
Northrup Court I                  Pittsburgh, PA                  1,359,772.30        189,245.89      1,667,462.56
Northrup Court II                 Pittsburgh, PA                    870,255.75        157,190.30      1,385,017.88
Northwoods Village                Cary, NC                                  (E)     1,369,700.00     11,460,336.89
Norton Glen                       Norton, MA                      4,987,385.64      1,012,555.59      6,776,333.59
Nova Glen I                       Daytona Beach, FL                          -        142,085.70      1,251,929.83
Nova Glen II                      Daytona Beach, FL                          -        175,167.84      1,543,419.55
Novawood I                        Daytona Beach, FL                 155,000.00        122,311.47      1,077,897.38
Novawood II                       Daytona Beach, FL                 708,758.37        144,401.43      1,272,483.95
Oak Gardens                       Miami, FL                                  -        329,967.88      2,907,287.62
Oak Mill 2                        Germantown, MD                  9,507,486.00        854,132.73      8,231,036.03
Oak Park North                    Agoura Hills, CA                          (L)     1,706,900.00     15,362,665.94
Oak Park South                    Agoura Hills, CA                          (L)     1,683,800.00     15,154,607.90
Oak Ridge                         Orlando, FL                     1,203,929.47        173,616.92      1,529,936.27
Oak Shade                         Daytona Beach, FL                          -        229,403.00      2,021,290.39
Oakland Hills                     Margate, FL                     4,934,802.46      3,040,000.00      4,930,603.61
Oakley Woods                      Atlanta, GA                     1,115,841.85        165,448.86      1,457,484.78
Oaks (NC)                         Charlotte, NC                              -      2,196,744.00     23,601,539.52
Oakwood Manor                     Miami, FL                                  -        173,246.93      1,525,972.93
Oakwood Village (FL)              St. Petersburg, FL                         -        145,546.87      1,282,426.57
Oakwood Village (GA)              Augusta, GA                                -        161,174.07      1,420,119.23
Ocean Walk                        Key West, FL                   21,079,921.00      2,838,748.50     25,545,008.72
Old Archer Court                  Gainesville, FL                   978,052.06        170,323.43      1,500,735.06
Old Mill Glen                     Maynard, MA                     2,089,470.51        396,755.99      2,655,213.19
Olde Redmond Place                Redmond, WA                     8,904,777.87      4,807,100.00     14,126,038.08
Olentangy Commons (OH)            Columbus, OH                               -      3,032,335.88     22,821,060.74
Olivewood (MI)                    Detriot, MI                     3,257,916.99        519,166.75      4,574,904.84
Olivewood I                       Indianapolis, IN                           -        184,701.38      1,627,420.44
Olivewood II                      Indianapolis, IN                1,277,133.42        186,234.55      1,640,570.51
One Eton Square                   Tulsa, OK                                  -      1,570,100.00     14,130,936.96
Orange Grove Village              Tucson, AZ                                (M)     1,813,154.00     14,893,346.51
Orchard Ridge                     Seattle, WA                                -        485,600.00      4,372,032.68
Overlook                          San Antonio, TX                            -      1,100,200.00      9,901,516.56
Overlook Manor                    Frederick, MD                              -      1,299,100.00      3,930,002.85
Overlook Manor II                 Frederick, MD                   5,740,000.00      2,186,300.00      6,262,597.06
Overlook Manor III                Frederick, MD                              -      1,026,300.00      3,027,389.58
Paces Station                     Atlanta, GA                                -      4,801,500.00     32,548,052.56
Palatka Oaks I                    Gainesville, FL                   185,067.98         49,535.37        436,420.62
Palatka Oaks II                   Gainesville, FL                   203,574.76         42,766.52        376,720.61
Palm Place                        Sarasota. FL                               -        248,314.81      2,188,339.09
Palms at South Shore              League City, TX                            -      1,200,000.00     16,522,432.71
Panther Ridge                     Seattle, WA                                -      1,055,800.00      9,506,116.69
Paradise Pointe                   Dania, FL                                  -      1,913,414.15     17,417,955.82
Parc Royale                       Houston, TX                     8,674,944.47      2,223,000.00     11,936,832.68
Park Knoll                        Atlanta, GA                                -      2,908,800.00     26,175,911.24
Park Meadow                       Gilbert, AZ                               (M)       835,217.00     15,120,768.64
Park Place (MN)                   Plymouth, MN                    8,659,378.86      1,219,900.00     10,962,352.20
Park Place (TX)                   Houston, TX                     9,874,111.75      1,603,000.00     11,961,283.91
Park Place II                     Plymouth, MN                    8,699,665.05      1,216,100.00     10,953,464.51
Park Place West (CT)              West Hartford, CT                          -        466,243.49      3,120,244.92
Park West (CA)                    Los Angeles, CA                            -      3,033,500.00     27,302,382.65
Park West (TX)                    Austin, TX                                 -        648,705.00      4,738,541.73
Park West End (VA)                Richmond, VA                    7,168,169.21      1,562,500.00     11,871,449.21
Parkcrest                         Southfield, MI                  7,000,638.90      1,265,000.00     10,404,806.99
Parkfield                         Denver, CO                                 -      8,330,000.00     25,784,688.04
Parkridge Place                   Las Colinas, TX                            -      6,432,900.00     17,094,962.48
Parkside                          Union City, CA                             -      6,246,700.00     11,827,452.91
Parkview Terrace                  Redlands, CA                               -      4,969,200.00     35,653,777.06
Parkville (Col)                   Columbus, OH                    1,733,617.51        150,432.98      1,325,756.49
Parkville (IN)                    Muncie, IN                        737,073.11        103,434.26        911,493.58
Parkville (Par)                   Dayton, OH                                 -        127,863.02      1,126,637.55
Parkville (WV)                    Parkersburg, WV                            -        105,459.86        929,406.33
Parkway North (REIT)              Ft. Meyers, FL                  1,128,510.95        145,350.00      1,308,114.98
Parkwood (CT)                     East Haven, CT                  2,841,649.00        531,364.67      3,556,055.88
Parkwood East                     Fort Collins, CO                           -      1,644,000.00     14,790,697.98
Patchen Oaks                      Lexington, KY                              -      1,345,300.00      8,129,209.54
Pelican Pointe I                  Jacksonville, FL                1,275,480.81        213,514.94      1,881,395.34
Pelican Pointe II                 Jacksonville, FL                  970,732.66        184,852.21      1,628,503.44
Pembroke Lake                     Virginia Beach, VA (V)          8,961,466.42        511,947.00      9,041,120.50
Phillips Park                     Wellesley, MA                   4,080,419.94        816,921.82      5,467,092.18
Pine Barrens                      Jacksonville, FL                1,462,036.82        268,302.86      2,364,040.59
Pine Harbour                      Orlando, FL                                -      1,664,300.00     14,970,914.84
Pine Knoll                        Atlanta, GA                     1,203,890.79        138,052.24      1,216,390.69
Pine Lake                         Tampa, FL                         645,990.21         79,876.79        703,801.58
Pine Meadow                       Greensboro, NC                  4,608,042.38        720,650.00      6,483,337.55
Pine Meadows I (FL)               Ft. Meyers, FL                             -        152,019.39      1,339,596.48
Pine Terrace I                    Panama City, FL                 2,137,154.04        288,991.84      2,546,426.41
Pine Tree Club                    Wildwood, MO                               -      1,125,000.00      7,017,082.20
Pinellas Pines                    St. Petersburg, FL              1,538,791.38        174,999.26      1,541,934.20
Pines of Cloverlane               Pittsfield Township, MI                    -      1,907,800.00     16,757,519.36
Pines of Springdale               West Palm Beach, FL                        -        473,867.00      4,416,174.32
Pinney Brook                      Ellington, CT                              -        198,450.84      1,328,094.09

                                                                           Cost Capitalized
                                                                            Subsequent to                  Gross Amount Carried
                                                                             Acquisition                        at Close of
                     Description                                       (Improvements, net) (H)                Period 12/31/00
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Building &                      Building &
Apartment Name                    Location                          Land              Fixtures            Land        Fixtures (A)
----------------------------------------------------------------------------------------------------------------------------------
Northampton 1                     Largo, MD                                  -      2,451,071.74      1,843,200.00    19,772,230.49
Northampton 2                     Largo, MD                                  -        621,542.15      1,513,500.00    15,075,754.42
Northgate Village                 San Antonio, TX                            -        819,566.15        660,100.00     6,793,711.50
Northglen                         Valencia, CA                               -                 -      9,360,000.00    20,773,302.26
Northlake (FL)                    Jacksonville, FL                           -        308,191.68      1,168,400.00    10,822,718.11
Northridge                        Pleasant Hill, CA                          -        752,771.36      5,527,800.00    15,444,475.88
Northridge (GA)                   Atlanta, GA                                -         58,208.56        238,810.55     2,162,389.72
Northrup Court I                  Pittsburgh, PA                             -         60,679.30        189,245.89     1,728,141.86
Northrup Court II                 Pittsburgh, PA                             -         59,308.63        157,190.30     1,444,326.51
Northwoods Village                Cary, NC                                   -        910,474.32      1,369,700.00    12,370,811.21
Norton Glen                       Norton, MA                                 -         11,922.72      1,012,555.59     6,788,256.31
Nova Glen I                       Daytona Beach, FL                          -         78,487.14        142,085.70     1,330,416.97
Nova Glen II                      Daytona Beach, FL                          -         60,806.94        175,167.84     1,604,226.49
Novawood I                        Daytona Beach, FL                          -         43,462.92        122,311.47     1,121,360.30
Novawood II                       Daytona Beach, FL                          -         46,284.22        144,401.43     1,318,768.17
Oak Gardens                       Miami, FL                                  -         34,767.60        329,967.88     2,942,055.22
Oak Mill 2                        Germantown, MD                             -      1,296,531.57        854,132.73     9,527,567.60
Oak Park North                    Agoura Hills, CA                           -        288,555.90      1,706,900.00    15,651,221.84
Oak Park South                    Agoura Hills, CA                           -        363,657.94      1,683,800.00    15,518,265.84
Oak Ridge                         Orlando, FL                                -         40,992.55        173,616.92     1,570,928.82
Oak Shade                         Daytona Beach, FL                          -         42,070.94        229,403.00     2,063,361.33
Oakland Hills                     Margate, FL                                -         43,752.43      3,040,000.00     4,974,356.04
Oakley Woods                      Atlanta, GA                                -         80,457.93        165,448.86     1,537,942.71
Oaks (NC)                         Charlotte, NC                              -        155,597.69      2,196,744.00    23,757,137.21
Oakwood Manor                     Miami, FL                                  -         26,185.86        173,246.93     1,552,158.79
Oakwood Village (FL)              St. Petersburg, FL                         -        177,390.47        145,546.87     1,459,817.04
Oakwood Village (GA)              Augusta, GA                                -         23,566.64        161,174.07     1,443,685.87
Ocean Walk                        Key West, FL                               -        452,357.47      2,838,748.50    25,997,366.19
Old Archer Court                  Gainesville, FL                            -        199,770.38        170,323.43     1,700,505.44
Old Mill Glen                     Maynard, MA                                -          7,287.00        396,755.99     2,662,500.19
Olde Redmond Place                Redmond, WA                                -        210,029.86      4,807,100.00    14,336,067.94
Olentangy Commons (OH)            Columbus, OH                               -      7,977,433.79      3,032,335.88    30,798,494.53
Olivewood (MI)                    Detriot, MI                                -        138,505.46        519,166.75     4,713,410.30
Olivewood I                       Indianapolis, IN                           -         45,908.65        184,701.38     1,673,329.09
Olivewood II                      Indianapolis, IN                           -         43,720.07        186,234.55     1,684,290.58
One Eton Square                   Tulsa, OK                                  -      1,057,948.68      1,570,100.00    15,188,885.64
Orange Grove Village              Tucson, AZ                                 -        448,985.18      1,813,154.00    15,342,331.69
Orchard Ridge                     Seattle, WA                                -        281,929.61        485,600.00     4,653,962.29
Overlook                          San Antonio, TX                            -        822,438.90      1,100,200.00    10,723,955.46
Overlook Manor                    Frederick, MD                              -        317,369.85      1,299,100.00     4,247,372.70
Overlook Manor II                 Frederick, MD                              -         87,578.98      2,186,300.00     6,350,176.04
Overlook Manor III                Frederick, MD                              -         50,625.33      1,026,300.00     3,078,014.91
Paces Station                     Atlanta, GA                                -      2,659,683.27      4,801,500.00    35,207,735.83
Palatka Oaks I                    Gainesville, FL                            -         31,398.05         49,535.37       467,818.67
Palatka Oaks II                   Gainesville, FL                            -         16,994.96         42,766.52       393,715.57
Palm Place                        Sarasota. FL                               -        258,604.20        248,314.81     2,446,943.29
Palms at South Shore              League City, TX                            -        531,584.52      1,200,000.00    17,054,017.23
Panther Ridge                     Seattle, WA                                -        666,711.38      1,055,800.00    10,172,828.07
Paradise Pointe                   Dania, FL                                  -      1,903,465.59      1,913,414.15    19,321,421.41
Parc Royale                       Houston, TX                                -        137,456.10      2,223,000.00    12,074,288.78
Park Knoll                        Atlanta, GA                                -      2,152,210.66      2,908,800.00    28,328,121.90
Park Meadow                       Gilbert, AZ                                -        391,349.72        835,217.00    15,512,118.36
Park Place (MN)                   Plymouth, MN                               -        730,360.81      1,219,900.00    11,692,713.01
Park Place (TX)                   Houston, TX                                -        217,784.50      1,603,000.00    12,179,068.41
Park Place II                     Plymouth, MN                               -        558,088.89      1,216,100.00    11,511,553.40
Park Place West (CT)              West Hartford, CT                          -          4,719.07        466,243.49     3,124,963.99
Park West (CA)                    Los Angeles, CA                            -      1,048,861.74      3,033,500.00    28,351,244.39
Park West (TX)                    Austin, TX                                 -        585,503.75        648,705.00     5,324,045.48
Park West End (VA)                Richmond, VA                               -        462,488.97      1,562,500.00    12,333,938.18
Parkcrest                         Southfield, MI                             -        522,611.28      1,265,000.00    10,927,418.27
Parkfield                         Denver, CO                                 -                 -      8,330,000.00    25,784,688.04
Parkridge Place                   Las Colinas, TX                            -        772,122.64      6,432,900.00    17,867,085.12
Parkside                          Union City, CA                             -      1,000,913.36      6,246,700.00    12,828,366.27
Parkview Terrace                  Redlands, CA                               -        847,918.64      4,969,200.00    36,501,695.70
Parkville (Col)                   Columbus, OH                               -        120,345.95        150,432.98     1,446,102.44
Parkville (IN)                    Muncie, IN                                 -         51,557.08        103,434.26       963,050.66
Parkville (Par)                   Dayton, OH                                 -         26,378.90        127,863.02     1,153,016.45
Parkville (WV)                    Parkersburg, WV                            -         14,198.14        105,459.86       943,604.47
Parkway North (REIT)              Ft. Meyers, FL                             -                 -        145,350.00     1,308,114.98
Parkwood (CT)                     East Haven, CT                             -         11,571.64        531,364.67     3,567,627.52
Parkwood East                     Fort Collins, CO                           -        281,320.74      1,644,000.00    15,072,018.72
Patchen Oaks                      Lexington, KY                              -        407,249.84      1,345,300.00     8,536,459.38
Pelican Pointe I                  Jacksonville, FL                           -        108,966.95        213,514.94     1,990,362.29
Pelican Pointe II                 Jacksonville, FL                           -         38,112.01        184,852.21     1,666,615.45
Pembroke Lake                     Virginia Beach, VA (V)                     -        159,743.03        511,947.00     9,200,863.53
Phillips Park                     Wellesley, MA                              -          9,211.33        816,921.82     5,476,303.51
Pine Barrens                      Jacksonville, FL                           -        108,750.37        268,302.86     2,472,790.96
Pine Harbour                      Orlando, FL                                -      1,211,147.54      1,664,300.00    16,182,062.38
Pine Knoll                        Atlanta, GA                                -         26,320.89        138,052.24     1,242,711.58
Pine Lake                         Tampa, FL                                  -         15,684.40         79,876.79       719,485.98
Pine Meadow                       Greensboro, NC                             -        900,286.24        720,650.00     7,383,623.79
Pine Meadows I (FL)               Ft. Meyers, FL                             -        217,128.02        152,019.39     1,556,724.50
Pine Terrace I                    Panama City, FL                            -        169,603.74        288,991.84     2,716,030.15
Pine Tree Club                    Wildwood, MO                               -        173,489.69      1,125,000.00     7,190,571.89
Pinellas Pines                    St. Petersburg, FL                         -         37,619.35        174,999.26     1,579,553.55
Pines of Cloverlane               Pittsfield Township, MI                    -      4,316,146.61      1,907,800.00    21,073,665.97
Pines of Springdale               West Palm Beach, FL                        -        656,251.02        473,867.00     5,072,425.34
Pinney Brook                      Ellington, CT                              -                 -        198,450.84     1,328,094.09




                                                                                                                     Life Used to
                     Description                                                                                        Compute
------------------------------------------------------------------------------------------------------------------- Depreciation in
                                                                                    Accumulated         Date of      Latest Income
Apartment Name                    Location                         Total (B)       Depreciation       Construction   Statement (C)
----------------------------------------------------------------------------------------------------------------------------------
Northampton 1                     Largo, MD                      21,615,430.49     (5,462,335.82)          1977        30 Years
Northampton 2                     Largo, MD                      16,589,254.42     (3,536,637.90)          1988        30 Years
Northgate Village                 San Antonio, TX                 7,453,811.50     (2,139,680.82)          1984        30 Years
Northglen                         Valencia, CA                   30,133,302.26        (20,312.86)          1988        30 Years
Northlake (FL)                    Jacksonville, FL               11,991,118.11     (1,338,566.85)          1989        30 Years
Northridge                        Pleasant Hill, CA              20,972,275.88     (1,547,056.61)          1974        30 Years
Northridge (GA)                   Atlanta, GA                     2,401,200.27       (100,797.97)          1985        30 Years
Northrup Court I                  Pittsburgh, PA                  1,917,387.75        (80,142.86)          1985        30 Years
Northrup Court II                 Pittsburgh, PA                  1,601,516.81        (67,743.33)          1985        30 Years
Northwoods Village                Cary, NC                       13,740,511.21     (1,589,866.55)          1986        30 Years
Norton Glen                       Norton, MA                      7,800,811.90        (41,813.00)          1983        30 Years
Nova Glen I                       Daytona Beach, FL               1,472,502.67        (65,427.22)          1984        30 Years
Nova Glen II                      Daytona Beach, FL               1,779,394.33        (78,150.48)          1986        30 Years
Novawood I                        Daytona Beach, FL               1,243,671.77        (53,965.55)          1980        30 Years
Novawood II                       Daytona Beach, FL               1,463,169.60        (62,139.92)          1980        30 Years
Oak Gardens                       Miami, FL                       3,272,023.10       (136,496.16)          1988        30 Years
Oak Mill 2                        Germantown, MD                 10,381,700.33     (2,044,495.72)          1985        30 Years
Oak Park North                    Agoura Hills, CA               17,358,121.84     (2,804,451.35)          1990        30 Years
Oak Park South                    Agoura Hills, CA               17,202,065.84     (3,003,585.79)          1989        30 Years
Oak Ridge                         Orlando, FL                     1,744,545.74        (74,859.72)          1985        30 Years
Oak Shade                         Daytona Beach, FL               2,292,764.33        (96,973.79)          1985        30 Years
Oakland Hills                     Margate, FL                     8,014,356.04        (70,444.37)          1987        30 Years
Oakley Woods                      Atlanta, GA                     1,703,391.57        (77,212.28)          1984        30 Years
Oaks (NC)                         Charlotte, NC                  25,953,881.21     (1,889,639.95)          1996        30 Years
Oakwood Manor                     Miami, FL                       1,725,405.72        (73,586.93)          1986        30 Years
Oakwood Village (FL)              St. Petersburg, FL              1,605,363.91        (71,725.99)          1986        30 Years
Oakwood Village (GA)              Augusta, GA                     1,604,859.94        (69,416.70)          1985        30 Years
Ocean Walk                        Key West, FL                   28,836,114.69     (2,870,083.56)          1990        30 Years
Old Archer Court                  Gainesville, FL                 1,870,828.87        (79,334.99)          1977        30 Years
Old Mill Glen                     Maynard, MA                     3,059,256.18        (16,140.00)          1983        30 Years
Olde Redmond Place                Redmond, WA                    19,143,167.94     (1,306,616.12)          1986        30 Years
Olentangy Commons (OH)            Columbus, OH                   33,830,830.41    (20,577,645.30)          1972        30 Years
Olivewood (MI)                    Detriot, MI                     5,232,577.05       (221,374.09)          1986        30 Years
Olivewood I                       Indianapolis, IN                1,858,030.47        (79,349.71)          1985        30 Years
Olivewood II                      Indianapolis, IN                1,870,525.13        (79,387.00)          1986        30 Years
One Eton Square                   Tulsa, OK                      16,758,985.64     (2,246,198.74)          1985        30 Years
Orange Grove Village              Tucson, AZ                     17,155,485.69     (1,818,185.32)       1986/1995      30 Years
Orchard Ridge                     Seattle, WA                     5,139,562.29     (1,192,332.20)          1988        30 Years
Overlook                          San Antonio, TX                11,824,155.46     (1,645,043.14)          1985        30 Years
Overlook Manor                    Frederick, MD                   5,546,472.70       (399,306.91)       1980/1985      30 Years
Overlook Manor II                 Frederick, MD                   8,536,476.04       (609,160.05)       1980/1985      30 Years
Overlook Manor III                Frederick, MD                   4,104,314.91       (285,257.28)       1980/1985      30 Years
Paces Station                     Atlanta, GA                    40,009,235.83     (4,590,304.17)     1984-1988/19     30 Years
Palatka Oaks I                    Gainesville, FL                   517,354.04        (26,504.09)          1977        30 Years
Palatka Oaks II                   Gainesville, FL                   436,482.09        (20,577.37)          1980        30 Years
Palm Place                        Sarasota. FL                    2,695,258.10       (113,027.33)          1984        30 Years
Palms at South Shore              League City, TX                18,254,017.23     (1,399,107.02)          1990        30 Years
Panther Ridge                     Seattle, WA                    11,228,628.07     (1,504,280.62)          1980        30 Years
Paradise Pointe                   Dania, FL                      21,234,835.56     (5,233,239.56)        1987-90       30 Years
Parc Royale                       Houston, TX                    14,297,288.78       (963,260.53)          1994        30 Years
Park Knoll                        Atlanta, GA                    31,236,921.90     (7,597,089.78)          1983        30 Years
Park Meadow                       Gilbert, AZ                    16,347,335.36     (1,726,310.84)          1986        30 Years
Park Place (MN)                   Plymouth, MN                   12,912,613.01     (2,105,059.28)          1986        30 Years
Park Place (TX)                   Houston, TX                    13,782,068.41     (1,341,662.41)          1996        30 Years
Park Place II                     Plymouth, MN                   12,727,653.40     (2,039,993.97)          1986        30 Years
Park Place West (CT)              West Hartford, CT               3,591,207.48        (19,085.00)          1961        30 Years
Park West (CA)                    Los Angeles, CA                31,384,744.39     (5,731,193.48)        1987/90       30 Years
Park West (TX)                    Austin, TX                      5,972,750.48     (1,558,339.19)          1985        30 Years
Park West End (VA)                Richmond, VA                   13,896,438.18     (1,378,047.54)          1985        30 Years
Parkcrest                         Southfield, MI                 12,192,418.27     (1,043,237.98)          1987        30 Years
Parkfield                         Denver, CO                     34,114,688.04        (22,907.42)          2000        30 Years
Parkridge Place                   Las Colinas, TX                24,299,985.12     (2,259,919.10)          1985        30 Years
Parkside                          Union City, CA                 19,075,066.27     (1,256,739.88)          1979        30 Years
Parkview Terrace                  Redlands, CA                   41,470,895.70     (3,992,152.92)          1986        30 Years
Parkville (Col)                   Columbus, OH                    1,596,535.42        (78,361.48)          1978        30 Years
Parkville (IN)                    Muncie, IN                      1,066,484.92        (48,845.30)          1982        30 Years
Parkville (Par)                   Dayton, OH                      1,280,879.47        (54,133.64)          1982        30 Years
Parkville (WV)                    Parkersburg, WV                 1,049,064.33        (45,483.06)          1982        30 Years
Parkway North (REIT)              Ft. Meyers, FL                  1,453,464.98                 -           1984        30 Years
Parkwood (CT)                     East Haven, CT                  4,098,992.19        (22,589.00)          1975        30 Years
Parkwood East                     Fort Collins, CO               16,716,018.72     (2,023,962.33)          1986        30 Years
Patchen Oaks                      Lexington, KY                   9,881,759.38       (856,707.37)          1990        30 Years
Pelican Pointe I                  Jacksonville, FL                2,203,877.23        (93,018.09)          1987        30 Years
Pelican Pointe II                 Jacksonville, FL                1,851,467.66        (78,750.75)          1987        30 Years
Pembroke Lake                     Virginia Beach, VA (V)          9,712,810.53       (360,993.00)          1975        30 Years
Phillips Park                     Wellesley, MA                   6,293,225.33        (31,734.00)          1988        30 Years
Pine Barrens                      Jacksonville, FL                2,741,093.82       (119,365.38)          1986        30 Years
Pine Harbour                      Orlando, FL                    17,846,362.38     (4,356,599.37)          1991        30 Years
Pine Knoll                        Atlanta, GA                     1,380,763.82        (58,491.39)          1985        30 Years
Pine Lake                         Tampa, FL                         799,362.77        (34,449.81)          1982        30 Years
Pine Meadow                       Greensboro, NC                  8,104,273.79     (1,515,117.28)          1974        30 Years
Pine Meadows I (FL)               Ft. Meyers, FL                  1,708,743.89        (78,093.35)          1985        30 Years
Pine Terrace I                    Panama City, FL                 3,005,021.99       (139,653.99)          1983        30 Years
Pine Tree Club                    Wildwood, MO                    8,315,571.89       (460,121.31)          1986        30 Years
Pinellas Pines                    St. Petersburg, FL              1,754,552.81        (71,928.31)          1983        30 Years
Pines of Cloverlane               Pittsfield Township, MI        22,981,465.97     (5,019,912.24)        1975-79       30 Years
Pines of Springdale               West Palm Beach, FL             5,546,292.34     (1,330,539.99)        1985/87       30 Years
Pinney Brook                      Ellington, CT                   1,526,544.93         (8,323.00)          1968        30 Years



                                                                                          Initial Cost to
                     Description                                                               Company
--------------------------------------------------------------------------------------------------------------------------
                                                                                                     Building &
Apartment Name                    Location                       Encumbrances           Land         Fixtures
--------------------------------------------------------------------------------------------------------------------------
Plantation (TX)                   Houston, TX                                -      2,322,900.00    7,718,422.14
Plantation Ridge                  Marietta, GA                               -      4,088,900.00   19,202,065.41
Pleasant Ridge                    Arlington, TX                   1,622,246.55        445,100.00    1,996,549.84
Plum Tree                         Corner, WI                                (O)     1,996,700.00   20,247,195.39
Plumwood (Che)                    Anderson, IN                      433,118.00         84,922.60      748,260.67
Plumwood (For)                    Ft. Wayne, IN                              -        131,350.81    1,157,243.81
Plumwood I                        Columbus, OH                    1,689,278.42        289,814.33    2,553,597.34
Plumwood II                       Columbus, OH                               -        107,583.06      947,924.01
Point (NC)                        Charlotte, NC                  12,765,000.00      1,700,000.00   25,417,266.78
Pointe at South Mountain          Phoenix, AZ                    10,911,167.00      2,228,800.00   20,059,310.98
Pointe East                       Redmond, WA                                -        602,600.00    5,425,762.95
Polos                             Fort Myers, FL                             -      1,640,000.00   18,444,965.76
Polos East                        Orlando, FL                                -      1,386,000.00   19,058,620.04
Port Royale                       Broward, FL  (R)                           -      1,754,200.00   15,789,873.13
Port Royale II                    Broward, FL  (R)                           -      1,022,200.00    9,203,165.98
Port Royale III                   Broward, FL  (R)               10,000,000.00      7,454,900.00   14,725,801.67
Portland Center Combined          Portland, OR                   21,695,322.95      6,032,900.00   43,554,398.53
Portofino                         Chino Hills, CA                            -      3,572,400.00   14,660,993.76
Portofino (Val)                   Valencia, CA                   14,972,951.01      8,640,000.00   21,484,324.48
Portside Towers Combined          Jersey City, NJ                56,921,877.42     22,455,700.00   96,842,912.99
Prairie Creek I                   Richardson, TX                             -      4,067,291.52   38,986,022.29
Preakness                         Antioch, TN                               (E)     1,561,900.00    7,668,520.58
Preserve at Squaw Peak            Phoenix, AZ                               (M)       517,788.00    8,533,991.83
Preston at Willowbend             Plano, TX                                  -        872,500.00    8,107,915.24
Preston Bend                      Dallas, TX                      8,719,000.00      1,085,200.00   10,024,504.66
Princeton Court                   Evansville, IN                    893,648.05        116,696.04    1,028,219.32
Princeton Square                  Jacksonville, FL                           -        864,000.00   11,910,477.70
Promenade (FL)                    St. Petersburg, FL                         -      2,124,193.40   25,804,036.95
Promenade at Wyndham Lakes        Coral Springs, FL                          -      6,640,000.00   26,743,759.79
Promenade Terrace                 Corona Hills, CA               15,374,456.21      2,282,800.00   20,546,289.38
Promontory Pointe I & II          Phoenix, AZ                               (M)     2,355,509.00   30,421,839.60
Prospect Towers                   Hackensack, NJ                 23,615,473.11      8,426,600.00   34,079,588.72
Pueblo Villas                     Albuquerque, NM                            -        855,600.00    7,694,320.11
Quail Call                        Albany, GA                        706,537.54        104,723.44      922,727.65
Quail Cove                        Salt Lake City, UT                         -      2,271,800.00   20,444,380.86
Ramblewood I (Val)                Valdosta, GA                      958,938.30        132,083.69    1,163,801.21
Ramblewood II (Aug)               Augusta, GA                                -        169,269.38    1,490,782.67
Ramblewood II (Val)               Valdosta, GA                      474,813.99         61,672.12      543,398.57
Ranchside                         St. Petersburg, FL                         -        144,692.45    1,274,898.15
Ranchstone                        Houston, TX                                -        770,000.00   15,371,430.67
Ravens Crest                      Plainsboro, NJ                             -      4,670,850.00   42,080,642.31
Ravenwood                         Greenville, SC                  1,514,022.43        197,283.52    1,738,282.85
Ravinia                           Greenfield, WI                            (O)     1,240,100.00   12,055,713.24
Red Deer I                        Dayton, OH                                 -        204,316.78    1,800,253.53
Red Deer II                       Dayton, OH                                 -        193,851.63    1,708,044.09
Redan Village I                   Atlanta, GA                                -        274,294.48    2,416,963.33
Redan Village II                  Atlanta, GA                                -        240,605.46    2,119,855.32
Redlands Lawn and Tennis          Redlands, CA                               -      4,822,320.00   26,359,328.48
Regatta (Vacant Land)             San Antonio, TX                            -     60,474,079.26       22,760.32
Regency                           Charlotte, NC                              -        890,000.00   11,783,919.89
Regency Palms                     Huntington Beach, CA                       -      1,857,400.00   16,713,253.54
Regency Woods                     Des Moines, IA                  6,345,345.00        753,480.21    7,031,077.91
Reserve at Ashley Lake            Boynton Beach, FL              24,150,000.00      3,520,400.00   23,332,493.58
Reserve Square Combined           Cleveland, OH                              -      2,618,851.89   23,582,868.99
Retreat, The                      Phoenix, AZ                    18,247,535.24      3,475,114.00   27,265,251.81
Ribbon Mill                       Manchester, CT                  4,508,078.74        787,929.00    5,273,063.28
Richmond Townhomes                Houston, TX                     9,078,101.52        940,000.00   13,906,905.00
Ridgegate                         Seattle, WA                                -        805,800.00    7,323,524.49
Ridgetop                          Tacoma, WA                                 -        811,500.00    7,299,489.64
Ridgetree                         Dallas, TX                                 -      2,115,200.00   19,030,979.07
Ridgeway Commons                  Memphis, TN                                -        583,239.59    5,396,306.17
Ridgewood (Lou)                   Louisville, KY                             -        163,685.89    1,442,301.06
Ridgewood (MI)                    Detriot, MI                     1,193,809.23        176,968.96    1,559,588.43
Ridgewood (Rus)                   Nashville, KY                     754,558.53         69,156.10      609,340.64
Ridgewood I (Bed)                 Bedford, IN                       840,810.11        107,119.92      943,843.19
Ridgewood I (Elk)                 Elkhart, IN                     1,150,900.21        159,371.17    1,404,233.72
Ridgewood I (GA)                  Atlanta, GA                     1,386,909.04        230,574.17    2,031,609.72
Ridgewood I (Lex)                 Lexington, KY                              -        203,719.66    1,794,792.23
Ridgewood I (OH)                  Columbus, OH                    1,182,070.67        174,065.87    1,534,135.00
Ridgewood II (Bed)                Bedford, IN                       872,263.76         99,558.74      877,220.98
Ridgewood II (Elk)                Elkhart, IN                                -        215,334.70    1,897,333.39
Ridgewood II (GA)                 Atlanta, GA                       991,910.86        164,999.02    1,453,626.21
Ridgewood II (OH)                 Columbus, OH                    1,142,668.28        162,913.98    1,435,647.68
Ridgewood Village                 San Diego, CA                             (S)     5,761,500.00   14,032,510.64
Ridgewood Village II              San Diego, CA                              -      6,048,000.00   19,971,537.18
Rincon                            Houston, TX                                -      4,401,900.00   16,734,745.75
River Bend                        Tampa, FL                                  -        602,945.00    2,936,653.60
River Glen I                      Columbus, OH                               -        171,271.91    1,508,892.15
River Glen II                     Columbus, OH                    1,145,526.63        158,683.55    1,398,175.02
River Hill                        Grand Prairie, TX                          -      2,004,000.00   19,272,943.71
River Oak                         Louisville, KY                             -      1,256,600.00   11,334,609.78
River Park                        Fort Worth, TX                  7,551,663.74      2,245,400.00    8,811,726.50
River's Bend (CT)                 Windsor, CT                    12,389,455.00      3,325,516.73   22,255,381.16
Rivers Edge                       Waterbury, CT                              -        781,900.00    6,561,167.21
Rivers End I                      Jacksonville, FL                1,387,410.81        171,744.81    1,507,064.67
Rivers End II                     Jacksonville, FL                1,107,899.39        190,687.68    1,680,171.28
Riverside Park                    Tulsa, OK                                 (E)     1,441,400.00   12,371,637.06
Riverview Estates                 Toledo, OH                      1,008,729.27        141,209.98    1,244,213.79

                                                                           Cost Capitalized
                                                                            Subsequent to                  Gross Amount Carried
                                                                             Acquisition                        at Close of
                     Description                                       (Improvements, net) (H)                Period 12/31/00
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Building &                     Building &
Apartment Name                    Location                             Land           Fixtures            Land       Fixtures (A)
----------------------------------------------------------------------------------------------------------------------------------
Plantation (TX)                   Houston, TX                                -        514,387.74    2,322,900.00    8,232,809.88
Plantation Ridge                  Marietta, GA                               -      1,323,174.37    4,088,900.00   20,525,239.78
Pleasant Ridge                    Arlington, TX                              -         63,827.62      445,100.00    2,060,377.46
Plum Tree                         Corner, WI                                 -        526,808.32    1,996,700.00   20,774,003.71
Plumwood (Che)                    Anderson, IN                               -         19,819.36       84,922.60      768,080.03
Plumwood (For)                    Ft. Wayne, IN                              -         90,835.55      131,350.81    1,248,079.36
Plumwood I                        Columbus, OH                               -        117,995.59      289,814.33    2,671,592.93
Plumwood II                       Columbus, OH                               -         13,366.13      107,583.06      961,290.14
Point (NC)                        Charlotte, NC                              -        107,724.00    1,700,000.00   25,524,990.78
Pointe at South Mountain          Phoenix, AZ                                -        797,995.91    2,228,800.00   20,857,306.89
Pointe East                       Redmond, WA                                -        281,169.47      602,600.00    5,706,932.42
Polos                             Fort Myers, FL                             -        519,367.04    1,640,000.00   18,964,332.80
Polos East                        Orlando, FL                                -        416,052.20    1,386,000.00   19,474,672.24
Port Royale                       Broward, FL  (R)                           -        992,702.04    1,754,200.00   16,782,575.17
Port Royale II                    Broward, FL  (R)                           -        623,706.04    1,022,200.00    9,826,872.02
Port Royale III                   Broward, FL  (R)                           -        727,536.28    7,454,900.00   15,453,337.95
Portland Center Combined          Portland, OR                               -      2,455,845.42    6,032,900.00   46,010,243.95
Portofino                         Chino Hills, CA                            -        264,980.51    3,572,400.00   14,925,974.27
Portofino (Val)                   Valencia, CA                               -                 -    8,640,000.00   21,484,324.48
Portside Towers Combined          Jersey City, NJ                            -        804,757.88   22,455,700.00   97,647,670.87
Prairie Creek I                   Richardson, TX                             -        143,290.84    4,067,291.52   39,129,313.13
Preakness                         Antioch, TN                                -      1,208,971.59    1,561,900.00    8,877,492.17
Preserve at Squaw Peak            Phoenix, AZ                                -        177,987.34      517,788.00    8,711,979.17
Preston at Willowbend             Plano, TX                                  -      1,940,768.15      872,500.00   10,048,683.39
Preston Bend                      Dallas, TX                                 -        253,165.22    1,085,200.00   10,277,669.88
Princeton Court                   Evansville, IN                             -         93,851.55      116,696.04    1,122,070.87
Princeton Square                  Jacksonville, FL                           -        210,720.20      864,000.00   12,121,197.90
Promenade (FL)                    St. Petersburg, FL                         -        529,129.37    2,124,193.40   26,333,166.32
Promenade at Wyndham Lakes        Coral Springs, FL                          -         48,965.17    6,640,000.00   26,792,724.96
Promenade Terrace                 Corona Hills, CA                           -        618,407.32    2,282,800.00   21,164,696.70
Promontory Pointe I & II          Phoenix, AZ                                -        666,848.01    2,355,509.00   31,088,687.61
Prospect Towers                   Hackensack, NJ                             -        470,152.12    8,426,600.00   34,549,740.84
Pueblo Villas                     Albuquerque, NM                            -      1,431,115.99      855,600.00    9,125,436.10
Quail Call                        Albany, GA                                 -         54,409.61      104,723.44      977,137.26
Quail Cove                        Salt Lake City, UT                         -        670,178.50    2,271,800.00   21,114,559.36
Ramblewood I (Val)                Valdosta, GA                               -         27,647.18      132,083.69    1,191,448.39
Ramblewood II (Aug)               Augusta, GA                                -         76,250.49      169,269.38    1,567,033.16
Ramblewood II (Val)               Valdosta, GA                               -         10,556.07       61,672.12      553,954.64
Ranchside                         St. Petersburg, FL                         -         39,709.41      144,692.45    1,314,607.56
Ranchstone                        Houston, TX                                -        141,059.55      770,000.00   15,512,490.22
Ravens Crest                      Plainsboro, NJ                             -      2,969,740.69    4,670,850.00   45,050,383.00
Ravenwood                         Greenville, SC                             -         15,819.47      197,283.52    1,754,102.32
Ravinia                           Greenfield, WI                             -        330,433.07    1,240,100.00   12,386,146.31
Red Deer I                        Dayton, OH                                 -         35,529.36      204,316.78    1,835,782.89
Red Deer II                       Dayton, OH                                 -         35,300.87      193,851.63    1,743,344.96
Redan Village I                   Atlanta, GA                                -         52,213.38      274,294.48    2,469,176.71
Redan Village II                  Atlanta, GA                                -         11,410.98      240,605.46    2,131,266.30
Redlands Lawn and Tennis          Redlands, CA                               -        681,163.05    4,822,320.00   27,040,491.53
Regatta (Vacant Land)             San Antonio, TX                            -                 -   60,474,079.26       22,760.32
Regency                           Charlotte, NC                              -        183,681.23      890,000.00   11,967,601.12
Regency Palms                     Huntington Beach, CA                       -        955,684.14    1,857,400.00   17,668,937.68
Regency Woods                     Des Moines, IA                             -        287,471.88      753,480.21    7,318,549.79
Reserve at Ashley Lake            Boynton Beach, FL                          -        571,031.88    3,520,400.00   23,903,525.46
Reserve Square Combined           Cleveland, OH                              -     13,740,390.41    2,618,851.89   37,323,259.40
Retreat, The                      Phoenix, AZ                                -         82,607.41    3,475,114.00   27,347,859.22
Ribbon Mill                       Manchester, CT                             -          7,127.52      787,929.00    5,280,190.80
Richmond Townhomes                Houston, TX                                -        268,354.48      940,000.00   14,175,259.48
Ridgegate                         Seattle, WA                                -        271,814.24      805,800.00    7,595,338.73
Ridgetop                          Tacoma, WA                                 -        240,687.23      811,500.00    7,540,176.87
Ridgetree                         Dallas, TX                                 -      1,645,691.04    2,115,200.00   20,676,670.11
Ridgeway Commons                  Memphis, TN                                -        294,763.62      583,239.59    5,691,069.79
Ridgewood (Lou)                   Louisville, KY                             -          8,184.85      163,685.89    1,450,485.91
Ridgewood (MI)                    Detriot, MI                                -         32,178.50      176,968.96    1,591,766.93
Ridgewood (Rus)                   Nashville, KY                              -         43,817.83       69,156.10      653,158.47
Ridgewood I (Bed)                 Bedford, IN                                -         52,662.20      107,119.92      996,505.39
Ridgewood I (Elk)                 Elkhart, IN                                -         56,184.58      159,371.17    1,460,418.30
Ridgewood I (GA)                  Atlanta, GA                                -         66,366.75      230,574.17    2,097,976.47
Ridgewood I (Lex)                 Lexington, KY                              -         25,013.81      203,719.66    1,819,806.04
Ridgewood I (OH)                  Columbus, OH                               -         74,770.85      174,065.87    1,608,905.85
Ridgewood II (Bed)                Bedford, IN                                -         42,841.01       99,558.74      920,061.99
Ridgewood II (Elk)                Elkhart, IN                                -        106,847.12      215,334.70    2,004,180.51
Ridgewood II (GA)                 Atlanta, GA                                -         13,010.69      164,999.02    1,466,636.90
Ridgewood II (OH)                 Columbus, OH                               -         57,803.60      162,913.98    1,493,451.28
Ridgewood Village                 San Diego, CA                              -         42,894.84    5,761,500.00   14,075,405.48
Ridgewood Village II              San Diego, CA                              -                 -    6,048,000.00   19,971,537.18
Rincon                            Houston, TX                                -        258,070.33    4,401,900.00   16,992,816.08
River Bend                        Tampa, FL                                  -      1,865,862.47      602,945.00    4,802,516.07
River Glen I                      Columbus, OH                               -         21,405.47      171,271.91    1,530,297.62
River Glen II                     Columbus, OH                               -         20,189.00      158,683.55    1,418,364.02
River Hill                        Grand Prairie, TX                          -        306,203.37    2,004,000.00   19,579,147.08
River Oak                         Louisville, KY                             -        547,734.41    1,256,600.00   11,882,344.19
River Park                        Fort Worth, TX                             -      1,569,399.56    2,245,400.00   10,381,126.06
River's Bend (CT)                 Windsor, CT                                -         20,306.67    3,325,516.73   22,275,687.83
Rivers Edge                       Waterbury, CT                              -        106,359.50      781,900.00    6,667,526.71
Rivers End I                      Jacksonville, FL                           -         43,800.75      171,744.81    1,550,865.42
Rivers End II                     Jacksonville, FL                           -         45,715.12      190,687.68    1,725,886.40
Riverside Park                    Tulsa, OK                                  -        380,573.35    1,441,400.00   12,752,210.41
Riverview Estates                 Toledo, OH                                 -         52,680.29      141,209.98    1,296,894.08




                                                                                                                     Life Used to
                     Description                                                                                        Compute
------------------------------------------------------------------------------------------------------------------- Depreciation in
                                                                                    Accumulated         Date of      Latest Income
Apartment Name                    Location                         Total (B)       Depreciation       Construction   Statement (C)
----------------------------------------------------------------------------------------------------------------------------------
Plantation (TX)                   Houston, TX                    10,555,709.88     (1,008,442.32)        1969          30 Years
Plantation Ridge                  Marietta, GA                   24,614,139.78     (2,150,450.61)        1975          30 Years
Pleasant Ridge                    Arlington, TX                   2,505,477.46       (203,503.74)        1982          30 Years
Plum Tree                         Corner, WI                     22,770,703.71     (2,174,362.42)        1989          30 Years
Plumwood (Che)                    Anderson, IN                      853,002.63        (37,151.14)        1980          30 Years
Plumwood (For)                    Ft. Wayne, IN                   1,379,430.17        (60,572.73)        1981          30 Years
Plumwood I                        Columbus, OH                    2,961,407.26       (127,032.21)        1978          30 Years
Plumwood II                       Columbus, OH                    1,068,873.20        (44,158.26)        1983          30 Years
Point (NC)                        Charlotte, NC                  27,224,990.78     (2,021,478.48)        1996          30 Years
Pointe at South Mountain          Phoenix, AZ                    23,086,106.89     (2,882,569.64)        1988          30 Years
Pointe East                       Redmond, WA                     6,309,532.42     (1,315,913.38)        1988          30 Years
Polos                             Fort Myers, FL                 20,604,332.80     (1,590,594.66)        1991          30 Years
Polos East                        Orlando, FL                    20,860,672.24     (1,568,740.59)        1991          30 Years
Port Royale                       Broward, FL  (R)               18,536,775.17     (3,894,622.80)        1988          30 Years
Port Royale II                    Broward, FL  (R)               10,849,072.02     (1,925,333.51)        1988          30 Years
Port Royale III                   Broward, FL  (R)               22,908,237.95     (2,181,334.90)        1988          30 Years
Portland Center Combined          Portland, OR                   52,043,143.95     (3,542,647.65)        1965          30 Years
Portofino                         Chino Hills, CA                18,498,374.27     (1,637,661.91)        1989          30 Years
Portofino (Val)                   Valencia, CA                   30,124,324.48        (20,888.56)        1989          30 Years
Portside Towers Combined          Jersey City, NJ               120,103,370.87     (8,586,801.03)     1992/1997        30 Years
Prairie Creek I                   Richardson, TX                 43,196,604.65     (2,515,689.05)      1998/99         30 Years
Preakness                         Antioch, TN                    10,439,392.17     (1,244,588.52)        1986          30 Years
Preserve at Squaw Peak            Phoenix, AZ                     9,229,767.17       (984,844.75)        1990          30 Years
Preston at Willowbend             Plano, TX                      10,921,183.39     (2,758,189.22)        1985          30 Years
Preston Bend                      Dallas, TX                     11,362,869.88     (1,399,628.11)        1986          30 Years
Princeton Court                   Evansville, IN                  1,238,766.91        (55,302.24)        1985          30 Years
Princeton Square                  Jacksonville, FL               12,985,197.90     (1,023,384.30)        1984          30 Years
Promenade (FL)                    St. Petersburg, FL             28,457,359.72     (2,080,141.61)        1994          30 Years
Promenade at Wyndham Lakes        Coral Springs, FL              33,432,724.96       (399,364.12)        1998          30 Years
Promenade Terrace                 Corona Hills, CA               23,447,496.70     (3,512,419.35)        1990          30 Years
Promontory Pointe I & II          Phoenix, AZ                    33,444,196.61     (3,421,810.04)     1984/1996        30 Years
Prospect Towers                   Hackensack, NJ                 42,976,340.84     (2,925,499.55)        1995          30 Years
Pueblo Villas                     Albuquerque, NM                 9,981,036.10     (1,702,381.39)        1975          30 Years
Quail Call                        Albany, GA                      1,081,860.70        (49,967.62)        1984          30 Years
Quail Cove                        Salt Lake City, UT             23,386,359.36     (2,940,373.63)        1987          30 Years
Ramblewood I (Val)                Valdosta, GA                    1,323,532.08        (57,229.75)        1983          30 Years
Ramblewood II (Aug)               Augusta, GA                     1,736,302.54        (80,760.38)        1986          30 Years
Ramblewood II (Val)               Valdosta, GA                      615,626.76        (26,961.71)        1983          30 Years
Ranchside                         St. Petersburg, FL              1,459,300.01        (63,983.06)        1985          30 Years
Ranchstone                        Houston, TX                    16,282,490.22     (1,235,084.05)        1996          30 Years
Ravens Crest                      Plainsboro, NJ                 49,721,233.00    (10,952,204.72)        1984          30 Years
Ravenwood                         Greenville, SC                  1,951,385.84        (82,321.32)        1987          30 Years
Ravinia                           Greenfield, WI                 13,626,246.31     (1,300,444.91)        1991          30 Years
Red Deer I                        Dayton, OH                      2,040,099.67        (84,997.50)        1986          30 Years
Red Deer II                       Dayton, OH                      1,937,196.59        (80,591.15)        1987          30 Years
Redan Village I                   Atlanta, GA                     2,743,471.19       (113,607.38)        1984          30 Years
Redan Village II                  Atlanta, GA                     2,371,871.76        (97,405.12)        1986          30 Years
Redlands Lawn and Tennis          Redlands, CA                   31,862,811.53     (3,076,574.60)        1986          30 Years
Regatta (Vacant Land)             San Antonio, TX                60,496,839.58                 -         (T)           30 Years
Regency                           Charlotte, NC                  12,857,601.12       (969,981.11)        1986          30 Years
Regency Palms                     Huntington Beach, CA           19,526,337.68     (3,315,564.23)        1969          30 Years
Regency Woods                     Des Moines, IA                  8,072,030.00       (886,347.07)        1986          30 Years
Reserve at Ashley Lake            Boynton Beach, FL              27,423,925.46     (2,765,328.73)        1990          30 Years
Reserve Square Combined           Cleveland, OH                  39,942,111.29    (10,697,325.30)        1973          30 Years
Retreat, The                      Phoenix, AZ                    30,822,973.22     (1,490,289.07)        1999          30 Years
Ribbon Mill                       Manchester, CT                  6,068,119.80        (32,184.00)        1908          30 Years
Richmond Townhomes                Houston, TX                    15,115,259.48     (1,129,062.53)        1995          30 Years
Ridgegate                         Seattle, WA                     8,401,138.73     (1,038,187.31)        1990          30 Years
Ridgetop                          Tacoma, WA                      8,351,676.87     (1,061,465.79)        1988          30 Years
Ridgetree                         Dallas, TX                     22,791,870.11     (4,007,861.24)        1983          30 Years
Ridgeway Commons                  Memphis, TN                     6,274,309.38       (682,427.06)        1970          30 Years
Ridgewood (Lou)                   Louisville, KY                  1,614,171.80        (66,989.54)        1984          30 Years
Ridgewood (MI)                    Detriot, MI                     1,768,735.89        (74,770.65)        1983          30 Years
Ridgewood (Rus)                   Nashville, KY                     722,314.57        (35,844.29)        1984          30 Years
Ridgewood I (Bed)                 Bedford, IN                     1,103,625.31        (48,490.10)        1984          30 Years
Ridgewood I (Elk)                 Elkhart, IN                     1,619,789.47        (71,372.04)        1984          30 Years
Ridgewood I (GA)                  Atlanta, GA                     2,328,550.64        (96,665.41)        1984          30 Years
Ridgewood I (Lex)                 Lexington, KY                   2,023,525.70        (83,982.60)        1984          30 Years
Ridgewood I (OH)                  Columbus, OH                    1,782,971.72        (76,697.53)        1984          30 Years
Ridgewood II (Bed)                Bedford, IN                     1,019,620.73        (45,180.00)        1986          30 Years
Ridgewood II (Elk)                Elkhart, IN                     2,219,515.21        (97,604.80)        1986          30 Years
Ridgewood II (GA)                 Atlanta, GA                     1,631,635.92        (67,012.64)        1986          30 Years
Ridgewood II (OH)                 Columbus, OH                    1,656,365.26        (70,680.01)        1985          30 Years
Ridgewood Village                 San Diego, CA                  19,836,905.48     (1,526,872.43)        1997          30 Years
Ridgewood Village II              San Diego, CA                  26,019,537.18        (42,872.10)        1997          30 Years
Rincon                            Houston, TX                    21,394,716.08     (2,275,417.15)        1996          30 Years
River Bend                        Tampa, FL                       5,405,461.07     (3,985,060.40)        1971          30 Years
River Glen I                      Columbus, OH                    1,701,569.53        (71,054.00)        1987          30 Years
River Glen II                     Columbus, OH                    1,577,047.57        (65,365.10)        1987          30 Years
River Hill                        Grand Prairie, TX              21,583,147.08     (1,595,855.55)        1996          30 Years
River Oak                         Louisville, KY                 13,138,944.19     (1,468,257.69)        1989          30 Years
River Park                        Fort Worth, TX                 12,626,526.06     (1,067,221.51)        1984          30 Years
River's Bend (CT)                 Windsor, CT                    25,601,204.56       (133,863.00)        1973          30 Years
Rivers Edge                       Waterbury, CT                   7,449,426.71       (632,610.71)        1974          30 Years
Rivers End I                      Jacksonville, FL                1,722,610.23        (76,469.92)        1986          30 Years
Rivers End II                     Jacksonville, FL                1,916,574.08        (82,529.35)        1986          30 Years
Riverside Park                    Tulsa, OK                      14,193,610.41     (1,567,509.58)        1994          30 Years
Riverview Estates                 Toledo, OH                      1,438,104.06        (64,139.49)        1987          30 Years



                                                                                                     Initial Cost to
                    Description                                                                          Company
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Building &
Apartment Name                    Location                    Encumbrances                     Land                Fixtures
------------------------------------------------------------------------------------------------------------------------------
Roanoke                           Detroit, MI                    40,500.00                   369,911.16           3,259,270.40
Rock Creek                        Corrboro, NC                           -                   895,700.00           8,062,542.86
Rockingham Glen                   West Roxbury, MA            4,476,934.75                 1,124,216.91           7,523,605.48
Rolido Parque                     Houston, TX                 7,024,806.06                 2,955,900.00           7,931,879.77
Rolling Green (Amherst)           Amherst, MA                 4,239,783.26                 1,340,701.85           8,972,389.30
Rolling Green (Fall River)        Fall River, MA              8,464,821.29                 2,481,821.11          16,609,110.53
Rolling Green (Milford)           Milford, MA                 8,362,845.92                 2,012,350.35          13,467,267.70
Rosecliff                         Quincy, MA                             -                 5,460,000.00          15,722,598.35
Rosehill Pointe                   Lenexa, KS                 12,468,210.80                 2,093,300.00          18,863,514.87
Rosewood (FL) (REIT)              Tampa, FL                     943,846.55                   141,000.00           1,269,094.77
Rosewood (KY)                     Louisville, KY              1,580,289.56                   253,452.90           2,233,196.22
Rosewood (OH)                     Columbus, OH                           -                   212,378.37           1,871,185.91
Rosewood Commons I                Indianapolis, IN            1,838,946.40                   228,644.39           2,014,652.29
Rosewood Commons II               Indianapolis, IN                       -                   220,463.03           1,942,519.54
Royal Oak                         Eagan, MN                  13,139,491.00                 1,602,903.51          14,423,662.47
Royal Oaks (FL)                   Jacksonville, FL                       -                 1,988,000.00          13,645,117.44
Royale                            Cranston, RI                2,018,441.00                   512,785.47           3,431,718.15
Sabal Palm at Boot Ranch          Palm Harbor, FL            16,397,073.60                 3,888,000.00          28,923,691.69
Sabal Palm at Carrollwood Place   Tampa, FL                              -                 3,888,000.00          26,911,542.48
Sabal Palm at Lake Buena Vista    Orlando, Fl                21,170,000.00                 2,800,000.00          23,687,892.95
Sabal Palm at Metrowest           Orlando, Fl                            -                 4,110,000.00          38,394,864.86
Sabal Palm at Metrowest II        Orlando, Fl                            -                 4,560,000.00          33,907,282.83
Sabal Pointe                      Coral Springs, FL  (J)                 -                 1,951,600.00          17,570,507.92
Saddle Ridge                      Loudoun County, VA                     -                 1,364,800.00          12,283,616.32
Sailboat Bay                      Raleigh, NC                            -                   960,000.00           8,797,579.84
Sandalwood                        Toledo, OH                  1,091,201.35                   151,926.23           1,338,635.64
Sandpiper II                      Fort Pierce, FL                        -                   155,495.65           1,369,987.12
Sanford Court                     Orlando, Fl                 1,736,620.44                   238,814.10           2,104,212.44
Scarborough Square                Rockville, MD               5,070,127.14                 1,815,000.00           7,606,664.56
Scottsdale Courtyards             Scottsdale, AZ                        (M)                2,979,269.00          25,073,537.79
Scottsdale Meadows                Scottsdale, AZ                         -                 1,512,000.00          11,407,698.76
Security Manor                    Westfield, MA               1,443,634.00                   355,456.23           2,378,822.45
Sedona Springs                    Austin, TX                 15,975,000.00                 2,574,000.00          23,477,042.72
Seeley Lake                       Tacoma, WA                             -                 2,760,400.00          24,845,286.28
Settler's Point                   Salt Lake City, UT                     -                 1,715,100.00          15,437,046.26
Seventh & James                   Seattle, WA                            -                   663,800.00           5,974,802.99
Shadow Bay I                      Jacksonville, FL                       -                   123,318.51           1,086,720.43
Shadow Bay II                     Jacksonville, FL              978,923.95                   139,708.74           1,231,134.03
Shadow Brook                      Phoenix, AZ                           (M)                3,065,496.00          18,367,686.39
Shadow Lake                       Doraville, GA                          -                 1,140,000.00          13,117,276.66
Shadow Ridge                      Tallahassee, FL                        -                   150,326.51           1,324,061.38
Shadow Trace                      Atlanta, GA                            -                   244,320.39           2,152,728.92
Shadowood I                       Sarasota, FL                1,407,153.20                   157,660.55           1,389,061.24
Shadowood II                      Sarasota, FL                1,203,550.16                   152,030.92           1,339,469.12
Sheffield Court                   Arlington, VA                          -                 3,349,350.00          31,960,799.88
Sherbrook (IN)                    Indianapolis, IN            1,650,456.08                   171,920.49           1,514,706.88
Sherbrook (OH)                    Columbus, OH                1,083,565.19                   163,493.35           1,440,035.77
Sherbrook (PA)                    Pittsburgh, WV                         -                   279,665.03           2,464,403.71
Shoal Run                         Birmingham, AL                         -                 1,380,000.00          12,218,577.43
Siena Terrace                     Lake Forest, CA                        -                 8,900,000.00          24,083,023.60
Sierra Canyon                     Canyon Cnty, CA                        -                 3,484,200.00          12,523,276.06
Silver Creek                      Phoenix, AZ                           (M)                  712,102.00           6,707,495.59
Silver Forest                     Ocala, FL                     848,684.63                   126,535.69           1,114,917.31
Silver Shadow                     Las Vegas, NV                          -                   953,440.00           8,799,510.80
Silver Springs (FL)               Jacksonville, FL                       -                 1,831,100.00          16,474,734.54
Silverwood                        Mission, KS                           (Q)                1,230,000.00          11,070,904.41
Sky Pines I                       Orlando, Fl                 2,275,647.25                   349,028.75           3,075,448.67
Sky Ridge                         Atlanta, GA                            -                   437,373.49           3,853,792.10
Skycrest                          Valencia, CA               18,603,530.58                10,560,000.00          25,569,448.53
Skylark                           Union City, CA                         -                 1,781,600.00          16,713,915.87
Skyview                           Rancho Santa Margarita, CA             -                 3,380,000.00          21,953,151.07
Slate Run (Hop)                   Hopkinsville, KY              892,408.30                    91,303.73             804,535.36
Slate Run (Ind)                   Indianapolis, IN            2,005,646.75                   295,593.01           2,604,496.55
Slate Run (Leb)                   Indianapolis, IN            1,218,318.03                   154,060.96           1,357,444.95
Slate Run (Mia)                   Dayton, OH                    848,308.30                   136,064.79           1,198,879.10
Slate Run I (Lou)                 Louisville, KY                         -                   179,765.59           1,583,930.73
Slate Run II (Lou)                Louisville, KY              1,154,639.24                   167,722.89           1,477,722.46
Smoketree Polo Club               Indio, CA                   8,750,000.00                   867,200.00           6,971,076.37
Sommerset Place                   Raleigh, NC                            -                   360,000.00           7,800,205.70
Songbird                          San Antonio, TX             6,405,557.03                 1,082,500.00           9,733,790.98
Sonoran                           Phoenix, AZ                           (M)                2,361,922.00          31,841,723.63
Sonterra at Foothill Ranch        Orange Cnty, CA            15,726,617.49                 7,503,400.00          24,048,506.71
South Creek                       Mesa, AZ                   15,271,593.23                 2,671,300.00          24,042,041.82
South Pointe                      St. Louis, MO               7,110,250.00                   961,100.00           8,635,756.61
Southwood                         Palo Alto, CA                          -                 6,936,600.00          14,324,068.88
Spicewood                         Indianapolis, IN            1,002,597.47                   128,354.56           1,131,043.53
Spicewood Springs                 Jacksonville, FL                       -                 1,536,000.00          21,138,008.81
Spinnaker Cove                    Hermitage, TN              14,205,000.00                 1,461,731.24          12,770,420.93
Spring Gate                       Panama City, FL                        -                   132,951.42           1,171,446.91
Spring Hill Commons               Acton, MA                              -                 1,107,435.54           7,411,299.39
Spring Lake Manor                 Birmingham, AL (V)          3,739,521.58                   199,991.58           4,641,397.31
Spring Oak                        Richmond, VA                           -                 3,803,700.00           9,281,003.62
Springbrook                       Anderson, SC                1,686,138.82                   168,958.84           1,488,611.47
Springs Colony                    Orlando, FL                           (Q)                  640,400.00           5,860,156.88
Springtree (REIT)                 W. Palm Beach, FL           1,219,684.03                   183,100.00           1,648,300.69
Springwood (Col)                  Columbus, OH                1,068,089.71                   189,947.71           1,672,888.81
Springwood (IN)                   Ft. Wayne, IN                 758,778.59                   119,198.99           1,050,337.97
Springwood II (Aus)               Youngstown, OH                         -                    78,057.03             687,767.52


                                                          Cost Capitalized
                                                            Subsequent to                               Gross Amount Carried
                                                             Acquisition                                     at Close of
                   Description                           (Improvements, net) (H)                           Period 12/31/00
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        Building &                                      Building &
Apartment Name                    Location               Land           Fixtures                    Land                Fixtures (A)
-----------------------------------------------------------------------------------------------------------------------------------
Roanoke                           Detroit, MI                   -          61,702.74                   369,911.16       3,320,973.14
Rock Creek                        Corrboro, NC                  -         477,999.82                   895,700.00       8,540,542.68
Rockingham Glen                   West Roxbury, MA              -          18,114.60                 1,124,216.91       7,541,720.08
Rolido Parque                     Houston, TX                   -         905,729.83                 2,955,900.00       8,837,609.60
Rolling Green (Amherst)           Amherst, MA                   -          27,221.35                 1,340,701.85       8,999,610.65
Rolling Green (Fall River)        Fall River, MA                -         103,499.64                 2,481,821.11      16,712,610.17
Rolling Green (Milford)           Milford, MA                   -          63,632.94                 2,012,350.35      13,530,900.64
Rosecliff                         Quincy, MA                    -           9,609.51                 5,460,000.00      15,732,207.86
Rosehill Pointe                   Lenexa, KS                    -       2,084,240.62                 2,093,300.00      20,947,755.49
Rosewood (FL) (REIT)              Tampa, FL                     -                  -                   141,000.00       1,269,094.77
Rosewood (KY)                     Louisville, KY                -          52,118.65                   253,452.90       2,285,314.87
Rosewood (OH)                     Columbus, OH                  -          86,610.58                   212,378.37       1,957,796.49
Rosewood Commons I                Indianapolis, IN              -         130,165.17                   228,644.39       2,144,817.46
Rosewood Commons II               Indianapolis, IN              -         101,855.11                   220,463.03       2,044,374.65
Royal Oak                         Eagan, MN                     -         514,234.10                 1,602,903.51      14,937,896.57
Royal Oaks (FL)                   Jacksonville, FL              -         287,709.68                 1,988,000.00      13,932,827.12
Royale                            Cranston, RI                  -           4,126.80                   512,785.47       3,435,844.95
Sabal Palm at Boot Ranch          Palm Harbor, FL               -         303,702.12                 3,888,000.00      29,227,393.81
Sabal Palm at Carrollwood Place   Tampa, FL                     -         243,935.16                 3,888,000.00      27,155,477.64
Sabal Palm at Lake Buena Vista    Orlando, Fl                   -         350,477.71                 2,800,000.00      24,038,370.66
Sabal Palm at Metrowest           Orlando, Fl                   -         425,344.80                 4,110,000.00      38,820,209.66
Sabal Palm at Metrowest II        Orlando, Fl                   -         179,345.36                 4,560,000.00      34,086,628.19
Sabal Pointe                      Coral Springs, FL  (J)        -         464,096.60                 1,951,600.00      18,034,604.52
Saddle Ridge                      Loudoun County, VA            -         539,133.86                 1,364,800.00      12,822,750.18
Sailboat Bay                      Raleigh, NC                   -         232,016.04                   960,000.00       9,029,595.88
Sandalwood                        Toledo, OH                    -          16,341.85                   151,926.23       1,354,977.49
Sandpiper II                      Fort Pierce, FL               -         101,277.38                   155,495.65       1,471,264.50
Sanford Court                     Orlando, Fl                   -         167,791.77                   238,814.10       2,272,004.21
Scarborough Square                Rockville, MD                 -         263,858.71                 1,815,000.00       7,870,523.27
Scottsdale Courtyards             Scottsdale, AZ                -         379,322.62                 2,979,269.00      25,452,860.41
Scottsdale Meadows                Scottsdale, AZ                -         329,052.34                 1,512,000.00      11,736,751.10
Security Manor                    Westfield, MA                 -           1,731.18                   355,456.23       2,380,553.63
Sedona Springs                    Austin, TX                    -         376,509.84                 2,574,000.00      23,853,552.56
Seeley Lake                       Tacoma, WA                    -         681,345.72                 2,760,400.00      25,526,632.00
Settler's Point                   Salt Lake City, UT            -         688,887.89                 1,715,100.00      16,125,934.15
Seventh & James                   Seattle, WA                   -       1,344,924.79                   663,800.00       7,319,727.78
Shadow Bay I                      Jacksonville, FL              -          35,331.39                   123,318.51       1,122,051.82
Shadow Bay II                     Jacksonville, FL              -          36,089.37                   139,708.74       1,267,223.40
Shadow Brook                      Phoenix, AZ                   -         554,771.49                 3,065,496.00      18,922,457.88
Shadow Lake                       Doraville, GA                 -         147,569.77                 1,140,000.00      13,264,846.43
Shadow Ridge                      Tallahassee, FL               -          80,320.57                   150,326.51       1,404,381.95
Shadow Trace                      Atlanta, GA                   -         128,833.74                   244,320.39       2,281,562.66
Shadowood I                       Sarasota, FL                  -          45,116.91                   157,660.55       1,434,178.15
Shadowood II                      Sarasota, FL                  -          25,507.46                   152,030.92       1,364,976.58
Sheffield Court                   Arlington, VA                 -         762,145.60                 3,349,350.00      32,722,945.48
Sherbrook (IN)                    Indianapolis, IN              -          53,383.26                   171,920.49       1,568,090.14
Sherbrook (OH)                    Columbus, OH                  -          60,099.45                   163,493.35       1,500,135.22
Sherbrook (PA)                    Pittsburgh, WV                -          52,747.46                   279,665.03       2,517,151.17
Shoal Run                         Birmingham, AL                -         102,879.18                 1,380,000.00      12,321,456.61
Siena Terrace                     Lake Forest, CA               -         406,032.28                 8,900,000.00      24,489,055.88
Sierra Canyon                     Canyon Cnty, CA               -         781,788.01                 3,484,200.00      13,305,064.07
Silver Creek                      Phoenix, AZ                   -         226,730.76                   712,102.00       6,934,226.35
Silver Forest                     Ocala, FL                     -          21,169.18                   126,535.69       1,136,086.49
Silver Shadow                     Las Vegas, NV                 -         293,388.88                   953,440.00       9,092,899.68
Silver Springs (FL)               Jacksonville, FL              -       2,105,353.65                 1,831,100.00      18,580,088.19
Silverwood                        Mission, KS                   -       1,143,431.40                 1,230,000.00      12,214,335.81
Sky Pines I                       Orlando, Fl                   -         104,274.25                   349,028.75       3,179,722.92
Sky Ridge                         Atlanta, GA                   -          55,088.80                   437,373.49       3,908,880.90
Skycrest                          Valencia, CA                  -                  -                10,560,000.00      25,569,448.53
Skylark                           Union City, CA                -         357,668.43                 1,781,600.00      17,071,584.30
Skyview                           Rancho Santa Margarita, CA    -          70,776.40                 3,380,000.00      22,023,927.47
Slate Run (Hop)                   Hopkinsville, KY              -          64,006.21                    91,303.73         868,541.57
Slate Run (Ind)                   Indianapolis, IN              -          83,001.62                   295,593.01       2,687,498.17
Slate Run (Leb)                   Indianapolis, IN              -          81,716.31                   154,060.96       1,439,161.26
Slate Run (Mia)                   Dayton, OH                    -          17,789.41                   136,064.79       1,216,668.51
Slate Run I (Lou)                 Louisville, KY                -          36,150.97                   179,765.59       1,620,081.70
Slate Run II (Lou)                Louisville, KY                -          20,448.65                   167,722.89       1,498,171.11
Smoketree Polo Club               Indio, CA                     -         635,230.27                   867,200.00       7,606,306.64
Sommerset Place                   Raleigh, NC                   -         132,333.74                   360,000.00       7,932,539.44
Songbird                          San Antonio, TX               -       1,090,608.08                 1,082,500.00      10,824,399.06
Sonoran                           Phoenix, AZ                   -         483,978.73                 2,361,922.00      32,325,702.36
Sonterra at Foothill Ranch        Orange Cnty, CA               -          90,882.04                 7,503,400.00      24,139,388.75
South Creek                       Mesa, AZ                      -       1,319,504.65                 2,671,300.00      25,361,546.47
South Pointe                      St. Louis, MO                 -         636,361.61                   961,100.00       9,272,118.22
Southwood                         Palo Alto, CA                 -         653,997.34                 6,936,600.00      14,978,066.22
Spicewood                         Indianapolis, IN              -          17,914.57                   128,354.56       1,148,958.10
Spicewood Springs                 Jacksonville, FL              -       2,346,680.54                 1,536,000.00      23,484,689.35
Spinnaker Cove                    Hermitage, TN                 -         629,136.88                 1,461,731.24      13,399,557.81
Spring Gate                       Panama City, FL               -         155,982.35                   132,951.42       1,327,429.26
Spring Hill Commons               Acton, MA                     -           4,888.09                 1,107,435.54       7,416,187.48
Spring Lake Manor                 Birmingham, AL (V)            -         187,530.44                   199,991.58       4,828,927.75
Spring Oak                        Richmond, VA                  -                  -                 3,803,700.00       9,281,003.62
Springbrook                       Anderson, SC                  -          41,012.71                   168,958.84       1,529,624.18
Springs Colony                    Orlando, FL                   -       1,032,692.62                   640,400.00       6,892,849.50
Springtree (REIT)                 W. Palm Beach, FL             -                  -                   183,100.00       1,648,300.69
Springwood (Col)                  Columbus, OH                  -          54,680.67                   189,947.71       1,727,569.48
Springwood (IN)                   Ft. Wayne, IN                 -          31,880.77                   119,198.99       1,082,218.74
Springwood II (Aus)               Youngstown, OH                -          10,344.23                    78,057.03         698,111.75


                                                                                                                   Life Used to
                   Description                                                                                       Compute
--------------------------------------------------------------------------------------------------------------    Depreciation in
                                                                                 Accumulated         Date of       Latest Income
Apartment Name                    Location                     Total (B)         Depreciation     Construction     Statement (C)
----------------------------------------------------------------------------------------------------------------------------------
Roanoke                           Detroit, MI                 3,690,884.30        (151,060.20)      1985             30 Years
Rock Creek                        Corrboro, NC                9,436,242.68      (1,358,449.33)      1986             30 Years
Rockingham Glen                   West Roxbury, MA            8,665,936.99         (45,770.00)      1974             30 Years
Rolido Parque                     Houston, TX                11,793,509.60      (1,122,120.68)      1978             30 Years
Rolling Green (Amherst)           Amherst, MA                10,340,312.50         (55,513.00)      1970             30 Years
Rolling Green (Fall River)        Fall River, MA             19,194,431.28        (103,495.00)      1971             30 Years
Rolling Green (Milford)           Milford, MA                15,543,250.99         (83,263.00)      1970             30 Years
Rosecliff                         Quincy, MA                 21,192,207.86        (803,325.57)      1990             30 Years
Rosehill Pointe                   Lenexa, KS                 23,041,055.49      (4,256,777.18)      1984             30 Years
Rosewood (FL) (REIT)              Tampa, FL                   1,410,094.77                  -       1982             30 Years
Rosewood (KY)                     Louisville, KY              2,538,767.77        (106,655.55)      1984             30 Years
Rosewood (OH)                     Columbus, OH                2,170,174.86         (93,451.82)      1985             30 Years
Rosewood Commons I                Indianapolis, IN            2,373,461.85        (105,504.64)      1986             30 Years
Rosewood Commons II               Indianapolis, IN            2,264,837.68         (99,247.18)      1987             30 Years
Royal Oak                         Eagan, MN                  16,540,800.08      (1,709,267.50)      1989             30 Years
Royal Oaks (FL)                   Jacksonville, FL           15,920,827.12      (1,159,145.31)      1991             30 Years
Royale                            Cranston, RI                3,948,630.42         (21,176.00)      1976             30 Years
Sabal Palm at Boot Ranch          Palm Harbor, FL            33,115,393.81      (2,343,890.01)      1996             30 Years
Sabal Palm at Carrollwood Place   Tampa, FL                  31,043,477.64      (2,190,042.04)      1995             30 Years
Sabal Palm at Lake Buena Vista    Orlando, Fl                26,838,370.66      (1,966,468.08)      1988             30 Years
Sabal Palm at Metrowest           Orlando, Fl                42,930,209.66      (3,044,752.74)      1998             30 Years
Sabal Palm at Metrowest II        Orlando, Fl                38,646,628.19      (2,701,044.37)      1997             30 Years
Sabal Pointe                      Coral Springs, FL  (J)     19,986,204.52      (3,253,360.23)      1995             30 Years
Saddle Ridge                      Loudoun County, VA         14,187,550.18      (2,470,631.14)      1989             30 Years
Sailboat Bay                      Raleigh, NC                 9,989,595.88        (761,285.51)      1986             30 Years
Sandalwood                        Toledo, OH                  1,506,903.72         (62,909.12)      1984             30 Years
Sandpiper II                      Fort Pierce, FL             1,626,760.15         (73,155.02)      1982             30 Years
Sanford Court                     Orlando, Fl                 2,510,818.31        (107,152.55)      1976             30 Years
Scarborough Square                Rockville, MD               9,685,523.27        (589,891.13)      1967             30 Years
Scottsdale Courtyards             Scottsdale, AZ             28,432,129.41      (2,792,846.25)      1993             30 Years
Scottsdale Meadows                Scottsdale, AZ             13,248,751.10      (1,308,010.72)      1984             30 Years
Security Manor                    Westfield, MA               2,736,009.86         (14,966.00)      1971             30 Years
Sedona Springs                    Austin, TX                 26,427,552.56      (1,918,511.43)      1995             30 Years
Seeley Lake                       Tacoma, WA                 28,287,032.00      (3,430,166.01)      1990             30 Years
Settler's Point                   Salt Lake City, UT         17,841,034.15      (2,230,334.64)      1986             30 Years
Seventh & James                   Seattle, WA                 7,983,527.78        (859,006.69)      1992             30 Years
Shadow Bay I                      Jacksonville, FL            1,245,370.33         (54,730.23)      1984             30 Years
Shadow Bay II                     Jacksonville, FL            1,406,932.14         (61,403.53)      1985             30 Years
Shadow Brook                      Phoenix, AZ                21,987,953.88      (2,093,792.53)      1984             30 Years
Shadow Lake                       Doraville, GA              14,404,846.43      (1,078,479.45)      1989             30 Years
Shadow Ridge                      Tallahassee, FL             1,554,708.46         (65,714.55)      1983             30 Years
Shadow Trace                      Atlanta, GA                 2,525,883.05        (106,713.86)      1984             30 Years
Shadowood I                       Sarasota, FL                1,591,838.70         (69,376.78)      1982             30 Years
Shadowood II                      Sarasota, FL                1,517,007.50         (65,690.78)      1983             30 Years
Sheffield Court                   Arlington, VA              36,072,295.48      (7,052,528.49)      1986             30 Years
Sherbrook (IN)                    Indianapolis, IN            1,740,010.63         (77,003.59)      1986             30 Years
Sherbrook (OH)                    Columbus, OH                1,663,628.57         (72,141.63)      1985             30 Years
Sherbrook (PA)                    Pittsburgh, WV              2,796,816.20        (114,156.47)      1986             30 Years
Shoal Run                         Birmingham, AL             13,701,456.61      (1,022,047.58)      1986             30 Years
Siena Terrace                     Lake Forest, CA            33,389,055.88      (1,644,269.55)      1988             30 Years
Sierra Canyon                     Canyon Cnty, CA            16,789,264.07      (1,449,141.08)      1987             30 Years
Silver Creek                      Phoenix, AZ                 7,646,328.35        (814,715.37)      1986             30 Years
Silver Forest                     Ocala, FL                   1,262,622.18         (53,801.65)      1985             30 Years
Silver Shadow                     Las Vegas, NV              10,046,339.68      (2,295,067.84)      1992             30 Years
Silver Springs (FL)               Jacksonville, FL           20,411,188.19      (2,273,612.96)      1985             30 Years
Silverwood                        Mission, KS                13,444,335.81      (3,068,534.53)      1986             30 Years
Sky Pines I                       Orlando, Fl                 3,528,751.67        (155,132.60)      1986             30 Years
Sky Ridge                         Atlanta, GA                 4,346,254.39        (179,899.40)      1987             30 Years
Skycrest                          Valencia, CA               36,129,448.53         (24,892.02)      1999             30 Years
Skylark                           Union City, CA             18,853,184.30      (1,446,932.80)      1986             30 Years
Skyview                           Rancho Santa Margarita, CA 25,403,927.47      (1,249,317.33)      1999             30 Years
Slate Run (Hop)                   Hopkinsville, KY              959,845.30         (45,558.25)      1984             30 Years
Slate Run (Ind)                   Indianapolis, IN            2,983,091.18        (127,569.43)      1984             30 Years
Slate Run (Leb)                   Indianapolis, IN            1,593,222.22         (72,643.46)      1984             30 Years
Slate Run (Mia)                   Dayton, OH                  1,352,733.30         (56,757.15)      1985             30 Years
Slate Run I (Lou)                 Louisville, KY              1,799,847.29         (76,648.17)      1984             30 Years
Slate Run II (Lou)                Louisville, KY              1,665,894.00         (70,200.84)      1985             30 Years
Smoketree Polo Club               Indio, CA                   8,473,506.64        (727,017.25)    1987-89            30 Years
Sommerset Place                   Raleigh, NC                 8,292,539.44        (654,744.25)      1983             30 Years
Songbird                          San Antonio, TX            11,906,899.06      (1,915,253.54)      1981             30 Years
Sonoran                           Phoenix, AZ                34,687,624.36      (3,576,733.29)      1995             30 Years
Sonterra at Foothill Ranch        Orange Cnty, CA            31,642,788.75      (2,359,543.80)      1997             30 Years
South Creek                       Mesa, AZ                   28,032,846.47      (4,437,156.36)    1986-89            30 Years
South Pointe                      St. Louis, MO              10,233,218.22      (1,346,508.67)      1986             30 Years
Southwood                         Palo Alto, CA              21,914,666.22      (1,422,343.54)      1985             30 Years
Spicewood                         Indianapolis, IN            1,277,312.66         (53,399.96)      1986             30 Years
Spicewood Springs                 Jacksonville, FL           25,020,689.35      (2,031,337.93)      1986             30 Years
Spinnaker Cove                    Hermitage, TN              14,861,289.05      (1,954,002.66)      1986             30 Years
Spring Gate                       Panama City, FL             1,460,380.68         (65,568.75)      1983             30 Years
Spring Hill Commons               Acton, MA                   8,523,623.02         (44,591.00)      1973             30 Years
Spring Lake Manor                 Birmingham, AL (V)          5,028,919.33        (209,649.00)      1972             30 Years
Spring Oak                        Richmond, VA               13,084,703.62                  -       (P)              30 Years
Springbrook                       Anderson, SC                1,698,583.02         (77,224.23)      1986             30 Years
Springs Colony                    Orlando, FL                 7,533,249.50      (1,937,387.63)      1986             30 Years
Springtree (REIT)                 W. Palm Beach, FL           1,831,400.69                  -       1982             30 Years
Springwood (Col)                  Columbus, OH                1,917,517.19         (81,577.43)      1983             30 Years
Springwood (IN)                   Ft. Wayne, IN               1,201,417.73         (51,189.18)      1981             30 Years
Springwood II (Aus)               Youngstown, OH                776,168.78         (33,881.36)      1982             30 Years


                                                                                                     Initial Cost to
                    Description                                                                          Company
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Building &
Apartment Name                    Location                    Encumbrances                     Land                Fixtures
------------------------------------------------------------------------------------------------------------------------------
Steeplechase                      Charlotte, NC                          -                 1,111,500.00          10,180,749.95
Sterling Point                    Denver, CO                             -                   935,500.00           8,419,199.52
Stewart Way I                     Savannah, GA                2,168,339.23                   290,772.56           2,562,373.14
Stillwater                        Savannah, GA                  926,760.14                   151,197.79           1,332,417.32
Stone Crossing                    Montgomery, AL (V)          2,048,859.28                   103,186.01           2,793,116.64
Stonehenge (Day)                  Dayton, OH                  1,158,287.75                   202,293.85           1,782,140.24
Stonehenge (Ind)                  Indianapolis, IN            1,185,441.61                   146,810.32           1,293,558.94
Stonehenge (Jas)                  Jasper, IN                    429,896.29                    78,334.74             690,214.46
Stonehenge (KY)                   Nashville, KY                 785,924.42                   111,631.60             983,596.05
Stonehenge (Mas)                  Canton, OH                    613,524.26                   145,386.28           1,281,011.57
Stonehenge (MI)                   Jackson, MI                 1,058,006.75                   146,553.91           1,291,449.64
Stonehenge I (Ric)                Dayton, OH                  1,110,067.33                   156,342.98           1,377,552.00
Stoney Creek                      Tacoma, WA                             -                 1,215,200.00          10,938,133.89
Stratford Lane I                  Columbus, OH                           -                   206,636.95           1,815,706.58
Stratford Square                  Winter Park, FL (V)         3,759,144.20                   391,300.00           3,279,516.54
Strawberry Place                  Tampa, FL                     730,190.69                    78,444.76             691,183.84
Sturbridge Meadows                Sturbridge, MA              2,336,786.19                   702,446.99           4,700,991.38
Suffolk Grove I                   Columbus, OH                           -                   214,106.74           1,886,414.73
Suffolk Grove II                  Columbus, OH                1,031,836.26                   167,682.97           1,477,568.67
Sugartree I                       Daytona Beach, FL             968,739.69                   164,984.83           1,453,696.13
Summer Chase                      Denver, CO                 11,128,304.59                 1,709,200.00          15,375,007.91
Summer Creek                      Plymouth, MN                2,266,378.75                   579,600.00           3,815,800.17
Summer Ridge                      Riverside, CA                          -                   602,400.00           5,422,807.38
Summerhill Glen                   Maynard, MA                 2,089,990.08                   415,812.01           2,782,741.89
Summerset Village                 Chatsworth, CA                         -                 2,891,345.68          23,670,889.45
Summerwood                        Hayward, CA                            -                 4,866,600.00           6,942,421.24
Summit & Birch Hill               Farmington, CT              7,286,123.00                 1,757,437.88          11,761,315.05
Summit at Lake Union              Seattle, WA                            -                 1,424,700.00          12,852,461.39
Summit Center (FL)                W. Palm Beach, FL           2,248,588.84                   670,000.00           1,733,311.89
Summit Chase                      Coral Springs, FL                      -                 1,122,100.00           4,431,710.99
Sun Creek                         Glendale, AZ                          (M)                  896,929.00           7,066,939.86
Sunny Oak Village                 Overland Park, KS          14,320,979.74                 2,247,750.00          20,230,536.38
Sunnyside                         Albany, GA                  1,314,002.89                   166,887.10           1,470,612.23
Sunrise Springs                   Las Vegas, NV                          -                   975,300.00           8,775,662.32
Sunset Way I                      Miami, FL                   1,592,898.51                   258,567.91           2,278,539.10
Sunset Way II                     Miami, FL                   2,603,116.81                   274,903.14           2,422,546.26
Suntree Village                   Oro Valley, AZ                        (M)                1,571,745.00          13,095,941.30
Surrey Downs                      Bellevue, WA                           -                 3,057,100.00           7,848,618.09
Sutton Place                      Dallas, TX                             -                 1,358,400.00          12,227,724.86
Sutton Place (FL)                 Lakeland, FL                  842,515.89                   120,887.43           1,065,150.01
Sweetwater Glen                   Lawrenceville, GA                      -                   500,000.00          10,469,749.09
Sycamore Creek                    Scottsdale, AZ                        (E)                3,152,000.00          19,083,727.11
Tabor Ridge                       Cleveland, OH                          -                   235,940.28           2,079,290.00
Tamarlane                         Portland, ME                           -                   690,900.00           5,153,632.57
Tanasbourne Terrace               Hillsboro, OR              11,725,433.49                 1,876,700.00          16,891,204.54
Tanglewood (RI)                   West Warwick, RI            6,603,939.83                 1,141,415.46           7,638,703.44
Tanglewood (VA)                   Manassas, VA               24,855,586.50                 2,108,295.00          19,674,832.78
Terrace Trace                     Tampa, FL                   1,614,975.59                   193,916.40           1,708,614.78
Three Chopt West                  Richmond, VA (V)            8,564,992.73                   432,956.59           8,403,105.57
Thymewood II                      Miami, FL                              -                   219,660.95           1,936,463.36
Timber Hollow                     Chapel Hill, NC                        -                   800,000.00          11,219,536.59
Timbercreek                       Toledo, OH                  1,521,248.29                   203,419.77           1,792,349.87
Timberwalk                        Jacksonville, FL                       -                 1,988,000.00          13,204,218.78
Timberwood                        Aurora, CO                             -                 1,518,600.00          14,587,786.32
Timberwood (OH)                   Macon, GA                              -                   144,299.39           1,271,304.85
Toscana                           Irvine, CA                             -                39,410,000.00          50,815,891.88
Town & Country                    Birmingham, AL (V)          2,341,799.87                   147,122.73           3,027,820.17
Town Center (TX)                  Kingwood, TX                           -                 1,291,300.00          11,530,216.18
Town Center II (TX)               Kingwood, TX                           -                 1,375,000.00          14,169,655.96
Townhomes of Meadowbrook          Auburn Hills, MI            9,968,231.90                 1,382,600.00          12,365,207.39
Townhouse Park                    Richmond, VA (V)            7,578,479.45                   384,176.00           9,820,606.65
Trails (CO), The                  Aurora, CO                  9,499,772.59                 1,217,900.00           8,877,204.73
Trails at Briar Forest            Houston, TX                13,890,174.49                 2,380,000.00          24,911,560.72
Trails at Dominion Park           Houston, TX                24,580,029.74                 2,531,800.00          35,699,589.07
Trails of Valley Ranch            Irving, TX                             -                 2,809,400.00           7,923,063.57
Trailway Pond I                   Burnsville, MN              4,909,210.00                   479,284.26           4,312,143.56
Trailway Pond II                  Burnsville, MN             11,354,755.00                 1,107,287.54           9,961,408.87
Trinity Lakes                     Cordova, TN                           (E)                1,982,000.00          14,941,745.65
Turf Club                         Littleton, CO               9,520,000.00                 2,107,300.00          15,478,040.20
Turkscap I                        Tampa, FL                              -                   125,766.44           1,108,139.39
Turkscap III                      Tampa, FL                     760,154.63                   135,850.08           1,196,987.24
Twin Gates                        Birmingham, AL (V)          4,886,391.95                   273,144.27           4,962,351.14
Tyrone Gardens                    Randolph, MA                           -                 4,953,000.00           5,799,572.09
University Square I               Tampa, FL                     901,694.30                   197,456.54           1,739,807.29
Valencia Plantation               Orlando, FL                            -                   873,000.00          12,819,377.37
Valley Creek I                    Woodbury, MN               12,815,000.00                 1,626,715.30          14,634,831.43
Valley Creek II                   Woodbury, MN               10,100,000.00                 1,232,659.25          11,097,830.18
Valleybrook                       Atlanta, GA                 1,501,622.94                   254,490.09           2,242,463.08
Valleyfield (KY)                  Lexington, KY               1,815,123.57                   252,328.74           2,223,757.07
Valleyfield (PA)                  Pittsburg, PA                          -                   274,316.67           2,417,028.77
Valleyfield I                     Atlanta, GA                 1,604,035.12                   252,413.03           2,224,133.89
Valleyfield II                    Atlanta, GA                            -                   258,320.37           2,276,083.97
Van Deene Manor                   West Springfield, MA        3,071,031.00                   744,491.11           4,982,363.58
Via Ventura                       Phoenix, AZ                           (E)                1,486,600.00          13,382,005.92
Villa Encanto                     Phoenix, AZ                11,963,000.00                 2,884,447.00          22,197,362.84
Villa Solana                      Laguna Hills, CA                       -                 1,665,100.00          14,985,677.51
Village at Bear Creek             Denver, CO                 20,310,122.57                 4,519,700.00          40,676,389.86
Village at Lakewood               Phoenix, AZ                           (N)                3,166,411.00          13,859,089.81


                                                          Cost Capitalized
                                                            Subsequent to                               Gross Amount Carried
                                                             Acquisition                                     at Close of
                   Description                           (Improvements, net) (H)                           Period 12/31/00
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        Building &                                      Building &
Apartment Name                    Location               Land           Fixtures                    Land                Fixtures (A)
-----------------------------------------------------------------------------------------------------------------------------------
Steeplechase                      Charlotte, NC                 -         397,512.93                 1,111,500.00      10,578,262.88
Sterling Point                    Denver, CO                    -         341,172.93                   935,500.00       8,760,372.45
Stewart Way I                     Savannah, GA                  -         127,622.67                   290,772.56       2,689,995.81
Stillwater                        Savannah, GA                  -          37,107.27                   151,197.79       1,369,524.59
Stone Crossing                    Montgomery, AL (V)            -         106,513.69                   103,186.01       2,899,630.33
Stonehenge (Day)                  Dayton, OH                    -          56,854.68                   202,293.85       1,838,994.92
Stonehenge (Ind)                  Indianapolis, IN              -         101,408.52                   146,810.32       1,394,967.46
Stonehenge (Jas)                  Jasper, IN                    -          14,235.60                    78,334.74         704,450.06
Stonehenge (KY)                   Nashville, KY                 -          37,865.92                   111,631.60       1,021,461.97
Stonehenge (Mas)                  Canton, OH                    -          52,276.14                   145,386.28       1,333,287.71
Stonehenge (MI)                   Jackson, MI                   -          35,539.34                   146,553.91       1,326,988.98
Stonehenge I (Ric)                Dayton, OH                    -          59,062.50                   156,342.98       1,436,614.50
Stoney Creek                      Tacoma, WA                    -         311,725.95                 1,215,200.00      11,249,859.84
Stratford Lane I                  Columbus, OH                  -          22,059.73                   206,636.95       1,837,766.31
Stratford Square                  Winter Park, FL (V)           -          95,488.64                   391,300.00       3,375,005.18
Strawberry Place                  Tampa, FL                     -          40,497.13                    78,444.76         731,680.97
Sturbridge Meadows                Sturbridge, MA                -           5,350.21                   702,446.99       4,706,341.59
Suffolk Grove I                   Columbus, OH                  -          32,149.77                   214,106.74       1,918,564.50
Suffolk Grove II                  Columbus, OH                  -          23,206.06                   167,682.97       1,500,774.73
Sugartree I                       Daytona Beach, FL             -          34,295.54                   164,984.83       1,487,991.67
Summer Chase                      Denver, CO                    -       1,391,162.25                 1,709,200.00      16,766,170.16
Summer Creek                      Plymouth, MN                  -         176,510.85                   579,600.00       3,992,311.02
Summer Ridge                      Riverside, CA                 -         253,505.72                   602,400.00       5,676,313.10
Summerhill Glen                   Maynard, MA                   -          30,744.41                   415,812.01       2,813,486.30
Summerset Village                 Chatsworth, CA                -         471,003.64                 2,891,345.68      24,141,893.09
Summerwood                        Hayward, CA                   -         394,700.80                 4,866,600.00       7,337,122.04
Summit & Birch Hill               Farmington, CT                -          28,591.24                 1,757,437.88      11,789,906.29
Summit at Lake Union              Seattle, WA                   -         880,889.75                 1,424,700.00      13,733,351.14
Summit Center (FL)                W. Palm Beach, FL             -          10,509.77                   670,000.00       1,743,821.66
Summit Chase                      Coral Springs, FL             -         432,724.63                 1,122,100.00       4,864,435.62
Sun Creek                         Glendale, AZ                  -         197,305.05                   896,929.00       7,264,244.91
Sunny Oak Village                 Overland Park, KS             -       2,394,726.30                 2,247,750.00      22,625,262.68
Sunnyside                         Albany, GA                    -          41,164.67                   166,887.10       1,511,776.90
Sunrise Springs                   Las Vegas, NV                 -         444,145.10                   975,300.00       9,219,807.42
Sunset Way I                      Miami, FL                     -          49,857.82                   258,567.91       2,328,396.92
Sunset Way II                     Miami, FL                     -          47,432.80                   274,903.14       2,469,979.06
Suntree Village                   Oro Valley, AZ                -         707,461.71                 1,571,745.00      13,803,403.01
Surrey Downs                      Bellevue, WA                  -         185,203.61                 3,057,100.00       8,033,821.70
Sutton Place                      Dallas, TX                    -       3,023,138.40                 1,358,400.00      15,250,863.26
Sutton Place (FL)                 Lakeland, FL                  -          87,747.98                   120,887.43       1,152,897.99
Sweetwater Glen                   Lawrenceville, GA             -         240,428.81                   500,000.00      10,710,177.90
Sycamore Creek                    Scottsdale, AZ                -         562,215.77                 3,152,000.00      19,645,942.88
Tabor Ridge                       Cleveland, OH                 -         114,222.66                   235,940.28       2,193,512.66
Tamarlane                         Portland, ME                  -         202,992.81                   690,900.00       5,356,625.38
Tanasbourne Terrace               Hillsboro, OR                 -       1,615,598.73                 1,876,700.00      18,506,803.27
Tanglewood (RI)                   West Warwick, RI              -       1,257,031.08                 1,141,415.46       8,895,734.52
Tanglewood (VA)                   Manassas, VA                  -       1,369,752.31                 2,108,295.00      21,044,585.09
Terrace Trace                     Tampa, FL                     -          35,313.60                   193,916.40       1,743,928.38
Three Chopt West                  Richmond, VA (V)              -         109,632.94                   432,956.59       8,512,738.51
Thymewood II                      Miami, FL                     -          16,305.41                   219,660.95       1,952,768.77
Timber Hollow                     Chapel Hill, NC               -         322,240.62                   800,000.00      11,541,777.21
Timbercreek                       Toledo, OH                    -          24,137.04                   203,419.77       1,816,486.91
Timberwalk                        Jacksonville, FL              -         283,013.74                 1,988,000.00      13,487,232.52
Timberwood                        Aurora, CO                    -         571,157.64                 1,518,600.00      15,158,943.96
Timberwood (OH)                   Macon, GA                     -          39,214.72                   144,299.39       1,310,519.57
Toscana                           Irvine, CA                    -                  -                39,410,000.00      50,815,891.88
Town & Country                    Birmingham, AL (V)            -         108,481.89                   147,122.73       3,136,302.06
Town Center (TX)                  Kingwood, TX                  -         240,198.91                 1,291,300.00      11,770,415.09
Town Center II (TX)               Kingwood, TX                  -          52,199.81                 1,375,000.00      14,221,855.77
Townhomes of Meadowbrook          Auburn Hills, MI              -       1,140,104.32                 1,382,600.00      13,505,311.71
Townhouse Park                    Richmond, VA (V)              -         384,345.69                   384,176.00      10,204,952.34
Trails (CO), The                  Aurora, CO                    -       1,866,642.29                 1,217,900.00      10,743,847.02
Trails at Briar Forest            Houston, TX                   -         391,492.41                 2,380,000.00      25,303,053.13
Trails at Dominion Park           Houston, TX                   -       1,361,303.07                 2,531,800.00      37,060,892.14
Trails of Valley Ranch            Irving, TX                    -         488,240.54                 2,809,400.00       8,411,304.11
Trailway Pond I                   Burnsville, MN                -         262,390.57                   479,284.26       4,574,534.13
Trailway Pond II                  Burnsville, MN                -         302,243.77                 1,107,287.54      10,263,652.64
Trinity Lakes                     Cordova, TN                   -         519,734.49                 1,982,000.00      15,461,480.14
Turf Club                         Littleton, CO                 -       1,167,368.35                 2,107,300.00      16,645,408.55
Turkscap I                        Tampa, FL                     -         117,753.37                   125,766.44       1,225,892.76
Turkscap III                      Tampa, FL                     -          31,052.48                   135,850.08       1,228,039.72
Twin Gates                        Birmingham, AL (V)            -          88,514.71                   273,144.27       5,050,865.85
Tyrone Gardens                    Randolph, MA                  -         261,180.20                 4,953,000.00       6,060,752.29
University Square I               Tampa, FL                     -          21,940.74                   197,456.54       1,761,748.03
Valencia Plantation               Orlando, FL                   -          86,629.08                   873,000.00      12,906,006.45
Valley Creek I                    Woodbury, MN                  -         730,271.90                 1,626,715.30      15,365,103.33
Valley Creek II                   Woodbury, MN                  -         233,382.99                 1,232,659.25      11,331,213.17
Valleybrook                       Atlanta, GA                   -          28,004.49                   254,490.09       2,270,467.57
Valleyfield (KY)                  Lexington, KY                 -          76,721.40                   252,328.74       2,300,478.47
Valleyfield (PA)                  Pittsburg, PA                 -          77,715.97                   274,316.67       2,494,744.74
Valleyfield I                     Atlanta, GA                   -          37,341.67                   252,413.03       2,261,475.56
Valleyfield II                    Atlanta, GA                   -          18,081.66                   258,320.37       2,294,165.63
Van Deene Manor                   West Springfield, MA          -           8,194.77                   744,491.11       4,990,558.35
Via Ventura                       Phoenix, AZ                   -       5,145,492.71                 1,486,600.00      18,527,498.63
Villa Encanto                     Phoenix, AZ                   -       1,195,221.71                 2,884,447.00      23,392,584.55
Villa Solana                      Laguna Hills, CA              -       1,484,675.07                 1,665,100.00      16,470,352.58
Village at Bear Creek             Denver, CO                    -         589,617.59                 4,519,700.00      41,266,007.45
Village at Lakewood               Phoenix, AZ                   -         529,477.33                 3,166,411.00      14,388,567.14


                                                                                                                   Life Used to
                   Description                                                                                       Compute
--------------------------------------------------------------------------------------------------------------    Depreciation in
                                                                                 Accumulated         Date of       Latest Income
Apartment Name                    Location                     Total (B)         Depreciation     Construction     Statement (C)
----------------------------------------------------------------------------------------------------------------------------------
Steeplechase                      Charlotte, NC             11,689,762.88         (892,434.44)      1986             30 Years
Sterling Point                    Denver, CO                 9,695,872.45       (1,172,643.57)      1979             30 Years
Stewart Way I                     Savannah, GA               2,980,768.37         (133,443.35)      1986             30 Years
Stillwater                        Savannah, GA               1,520,722.38          (65,023.03)      1983             30 Years
Stone Crossing                    Montgomery, AL (V)         3,002,816.34         (126,384.00)      1973             30 Years
Stonehenge (Day)                  Dayton, OH                 2,041,288.77          (85,554.37)      1985             30 Years
Stonehenge (Ind)                  Indianapolis, IN           1,541,777.78          (73,337.53)      1984             30 Years
Stonehenge (Jas)                  Jasper, IN                   782,784.80          (34,350.08)      1985             30 Years
Stonehenge (KY)                   Nashville, KY              1,133,093.57          (50,254.86)      1983             30 Years
Stonehenge (Mas)                  Canton, OH                 1,478,673.99          (64,508.58)      1984             30 Years
Stonehenge (MI)                   Jackson, MI                1,473,542.89          (60,115.57)      1984             30 Years
Stonehenge I (Ric)                Dayton, OH                 1,592,957.48          (67,693.70)      1984             30 Years
Stoney Creek                      Tacoma, WA                12,465,059.84       (1,517,766.32)      1990             30 Years
Stratford Lane I                  Columbus, OH               2,044,403.26          (85,305.47)      1984             30 Years
Stratford Square                  Winter Park, FL (V)        3,766,305.18         (149,774.00)      1972             30 Years
Strawberry Place                  Tampa, FL                    810,125.73          (38,960.11)      1982             30 Years
Sturbridge Meadows                Sturbridge, MA             5,408,788.58          (29,006.00)      1985             30 Years
Suffolk Grove I                   Columbus, OH               2,132,671.24          (88,886.73)      1985             30 Years
Suffolk Grove II                  Columbus, OH               1,668,457.70          (69,015.90)      1987             30 Years
Sugartree I                       Daytona Beach, FL          1,652,976.50          (71,127.49)      1984             30 Years
Summer Chase                      Denver, CO                18,475,370.16       (3,088,305.82)      1983             30 Years
Summer Creek                      Plymouth, MN               4,571,911.02         (385,019.74)      1985             30 Years
Summer Ridge                      Riverside, CA              6,278,713.10         (985,924.44)      1985             30 Years
Summerhill Glen                   Maynard, MA                3,229,298.31          (18,793.00)      1980             30 Years
Summerset Village                 Chatsworth, CA            27,033,238.77       (3,734,851.18)      1985             30 Years
Summerwood                        Hayward, CA               12,203,722.04         (699,839.02)      1982             30 Years
Summit & Birch Hill               Farmington, CT            13,547,344.17          (70,480.00)      1967             30 Years
Summit at Lake Union              Seattle, WA               15,158,051.14       (1,789,424.05)    1995 - 1997        30 Years
Summit Center (FL)                W. Palm Beach, FL          2,413,821.66          (24,943.10)      1987             30 Years
Summit Chase                      Coral Springs, FL          5,986,535.62         (795,098.64)      1985             30 Years
Sun Creek                         Glendale, AZ               8,161,173.91         (851,199.43)      1985             30 Years
Sunny Oak Village                 Overland Park, KS         24,873,012.68       (4,587,378.46)      1984             30 Years
Sunnyside                         Albany, GA                 1,678,664.00          (72,114.80)      1984             30 Years
Sunrise Springs                   Las Vegas, NV             10,195,107.42       (2,216,861.71)      1989             30 Years
Sunset Way I                      Miami, FL                  2,586,964.83         (111,928.37)      1987             30 Years
Sunset Way II                     Miami, FL                  2,744,882.20         (116,148.19)      1988             30 Years
Suntree Village                   Oro Valley, AZ            15,375,148.01       (1,694,289.05)      1986             30 Years
Surrey Downs                      Bellevue, WA              11,090,921.70         (736,489.67)      1986             30 Years
Sutton Place                      Dallas, TX                16,609,263.26       (4,715,811.08)      1985             30 Years
Sutton Place (FL)                 Lakeland, FL               1,273,785.42          (56,540.61)      1984             30 Years
Sweetwater Glen                   Lawrenceville, GA         11,210,177.90         (884,390.83)      1986             30 Years
Sycamore Creek                    Scottsdale, AZ            22,797,942.88       (2,374,902.25)      1984             30 Years
Tabor Ridge                       Cleveland, OH              2,429,452.94         (103,280.33)      1986             30 Years
Tamarlane                         Portland, ME               6,047,525.38         (720,866.73)      1986             30 Years
Tanasbourne Terrace               Hillsboro, OR             20,383,503.27       (4,621,782.56)    1986-89            30 Years
Tanglewood (RI)                   West Warwick, RI          10,037,149.98          (47,326.00)      1973             30 Years
Tanglewood (VA)                   Manassas, VA              23,152,880.09       (5,024,988.41)      1987             30 Years
Terrace Trace                     Tampa, FL                  1,937,844.78          (83,184.82)      1985             30 Years
Three Chopt West                  Richmond, VA (V)           8,945,695.10         (334,500.00)      1962             30 Years
Thymewood II                      Miami, FL                  2,172,429.72          (89,912.30)      1986             30 Years
Timber Hollow                     Chapel Hill, NC           12,341,777.21         (950,443.09)      1986             30 Years
Timbercreek                       Toledo, OH                 2,019,906.68          (84,715.35)      1987             30 Years
Timberwalk                        Jacksonville, FL          15,475,232.52       (1,132,238.79)      1987             30 Years
Timberwood                        Aurora, CO                16,677,543.96       (1,508,360.42)      1983             30 Years
Timberwood (OH)                   Macon, GA                  1,454,818.96          (62,488.09)      1985             30 Years
Toscana                           Irvine, CA                90,225,891.88          (54,607.96)    1991/1993          30 Years
Town & Country                    Birmingham, AL (V)         3,283,424.79         (132,561.00)      1973             30 Years
Town Center (TX)                  Kingwood, TX              13,061,715.09       (1,684,967.97)      1994             30 Years
Town Center II (TX)               Kingwood, TX              15,596,855.77         (531,989.45)      1994             30 Years
Townhomes of Meadowbrook          Auburn Hills, MI          14,887,911.71       (1,313,852.34)      1988             30 Years
Townhouse Park                    Richmond, VA (V)          10,589,128.34         (427,419.00)      1966             30 Years
Trails (CO), The                  Aurora, CO                11,961,747.02       (3,333,488.11)      1986             30 Years
Trails at Briar Forest            Houston, TX               27,683,053.13       (2,091,203.34)      1990             30 Years
Trails at Dominion Park           Houston, TX               39,592,692.14       (5,360,575.68)      1992             30 Years
Trails of Valley Ranch            Irving, TX                11,220,704.11         (925,205.60)      1986             30 Years
Trailway Pond I                   Burnsville, MN             5,053,818.39         (537,718.65)      1988             30 Years
Trailway Pond II                  Burnsville, MN            11,370,940.18       (1,173,053.00)      1988             30 Years
Trinity Lakes                     Cordova, TN               17,443,480.14       (1,930,595.10)      1985             30 Years
Turf Club                         Littleton, CO             18,752,708.55       (1,672,928.63)      1986             30 Years
Turkscap I                        Tampa, FL                  1,351,659.20          (57,295.34)      1977             30 Years
Turkscap III                      Tampa, FL                  1,363,889.80          (58,312.87)      1982             30 Years
Twin Gates                        Birmingham, AL (V)         5,324,010.12         (214,506.00)      1967             30 Years
Tyrone Gardens                    Randolph, MA              11,013,752.29         (588,686.80)    1961/1965          30 Years
University Square I               Tampa, FL                  1,959,204.57          (82,873.68)      1979             30 Years
Valencia Plantation               Orlando, FL               13,779,006.45       (1,030,804.15)      1990             30 Years
Valley Creek I                    Woodbury, MN              16,991,818.63       (1,774,728.82)      1989             30 Years
Valley Creek II                   Woodbury, MN              12,563,872.42       (1,280,157.80)      1990             30 Years
Valleybrook                       Atlanta, GA                2,524,957.66         (104,707.31)      1986             30 Years
Valleyfield (KY)                  Lexington, KY              2,552,807.21         (107,890.16)      1985             30 Years
Valleyfield (PA)                  Pittsburg, PA              2,769,061.41         (114,875.68)      1985             30 Years
Valleyfield I                     Atlanta, GA                2,513,888.59         (103,398.95)      1984             30 Years
Valleyfield II                    Atlanta, GA                2,552,486.00         (104,145.66)      1985             30 Years
Van Deene Manor                   West Springfield, MA       5,735,049.46          (30,708.00)      1970             30 Years
Via Ventura                       Phoenix, AZ               20,014,098.63       (5,199,712.99)      1980             30 Years
Villa Encanto                     Phoenix, AZ               26,277,031.55       (2,745,410.72)      1983             30 Years
Villa Solana                      Laguna Hills, CA          18,135,452.58       (4,265,800.91)      1984             30 Years
Village at Bear Creek             Denver, CO                45,785,707.45       (5,260,002.87)      1987             30 Years
Village at Lakewood               Phoenix, AZ               17,554,978.14       (1,715,077.36)      1988             30 Years



                                                                                                     Initial Cost to
                    Description                                                                          Company
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Building &
Apartment Name                    Location                    Encumbrances                     Land                Fixtures
------------------------------------------------------------------------------------------------------------------------------
Village at Tanque Verde           Tucson, AZ                            (N)                1,434,838.00           7,134,637.58
Village Oaks                      Austin, TX                  4,783,981.77                 1,186,000.00          10,663,736.24
Village of Newport                Federal Way, WA                        -                   416,300.00           3,756,582.21
Villas at Josey Ranch             Carrollton, TX              6,661,615.66                 1,587,700.00           7,254,727.19
Villas of Oak Creste              San Antonio, TX                        -                   905,800.00           8,151,737.96
Viridian Lake                     Fort Myers, FL                         -                   960,000.00          17,806,757.92
Vista Del Lago                    Mission Viejo, CA          30,396,981.60                 4,525,800.00          40,736,293.14
Vista Grove                       Mesa, AZ                               -                 1,341,796.00          12,157,045.12
Vista Pointe                      Irving, TX                             -                 2,080,800.00          17,014,486.38
Walden Wood                       Southfield, MI              5,600,252.93                   834,700.00           7,513,690.33
Walker Place                      Dallas, TX                  1,124,328.52                   125,274.01           1,103,800.59
Warwick Station                   Denver, CO                  9,273,000.00                 2,282,000.00          20,543,194.91
Waterbury (GA)                    Athens, GA                             -                   147,450.03           1,299,195.48
Waterbury (IN)                    Indianapolis, IN              814,991.14                   105,245.15             927,324.45
Waterbury (MI)                    Detroit,MI                  2,069,763.97                   331,738.84           2,922,588.70
Waterbury (OH)                    Cincinnati, OH                         -                   193,166.67           1,701,833.85
Waterbury (TN)                    Clarksville, TN                        -                   116,967.54           1,031,171.54
Waterford (Jax)                   Jacksonville, FL                       -                 3,550,922.50          23,672,461.95
Waterford at Deerwood             Jacksonville, FL           10,511,208.59                 1,736,000.00          10,659,701.84
Waterford at Orange Park          Orange Park, FL             9,540,000.00                 1,960,000.00          12,098,784.47
Waterford at Regency              Jacksonville, FL            7,049,845.41                 1,113,000.00           5,184,161.74
Waterford at the Lakes            Kent, WA                               -                 3,100,200.00          16,140,923.73
Waterford Village (Broward)       Delray Beach, FL                       -                 1,888,000.00          15,358,635.40
Watermark Square                  Portland, OR                7,808,318.90                 1,580,500.00          14,194,258.85
Waterstone Place                  Seattle, WA                            -                 2,964,000.00          26,674,598.90
Webster Green                     Needham, MA                 6,593,251.18                 1,418,892.54           9,495,665.44
Welleby Lake Club                 Sunrise, FL                            -                 3,648,000.00          17,620,879.42
Wellington (WA)                   Silverdale, WA              7,961,395.64                 1,099,300.00           9,883,302.82
Wellington Hill                   Manchester, NH                        (Q)                1,890,200.00          17,120,661.97
Wellsford Oaks                    Tulsa, OK                              -                 1,310,500.00          11,794,289.56
Wentworth                         Detroit,MI                             -                   217,502.26           1,916,231.96
West Of Eastland                  Columbus, OH                1,997,125.39                   234,543.74           2,066,674.99
Westbrook Village                 Manchester, MO                         -                 2,310,000.00          10,606,342.76
Westcreek                         Jacksonville, FL                       -                   185,199.13           1,632,256.15
Westridge                         Tacoma, WA                             -                 3,501,900.00          31,506,082.24
Westside Villas I                 Los Angeles, CA                        -                 1,785,000.00           3,234,812.08
Westside Villas II                Los Angeles, CA                        -                 1,955,000.00           3,542,992.78
Westside Villas III               Los Angeles, CA                        -                 3,060,000.00           5,541,727.38
Westside Villas IV                Los Angeles, CA                        -                 3,060,000.00           5,541,727.39
Westside Villas V                 Los Angeles, CA                        -                 5,100,000.00           9,230,717.47
Westway                           Brunswick, GA                          -                   168,322.68           1,483,106.21
Westwood (IN)                     Elkhart, IN                            -                    78,507.76             691,663.90
Westwood (OH)                     Columbus, OH                   92,533.97                    18,554.25             163,483.16
Westwood Glen                     Westwood, MA                4,376,206.03                 1,616,504.78          10,818,147.34
Westwood Pines                    Tamarac, FL                            -                 1,528,600.00          13,739,616.00
Westwynd Apts                     West Hartford, CT                      -                   308,543.13           2,064,865.58
Whispering Oaks                   Walnut Creek, CA           10,734,712.48                 2,170,800.00          19,539,586.15
Whispering Pines                  Fr. Pierce, FL                         -                   384,000.00             621,367.08
Whispering Pines II               Fr. Pierce, FL                         -                   105,171.51             926,475.58
Whisperwood                       Alabany, GA                            -                    84,240.30             742,373.88
White Bear Woods                  White Bear Lake, MN        14,172,876.00                 1,624,740.73          14,618,489.69
Wilcrest Woods                    Savannah, GA                1,330,239.65                   187,306.36           1,650,373.13
Wilde Lake                        Richmond, VA                4,440,000.00                   947,200.00           8,594,105.46
Wilkins Glen                      Medfield, MA                1,864,079.32                   538,482.64           3,603,691.51
Willow Creek I (GA)               Atlanta, GA                   818,032.32                   145,768.69           1,298,973.46
Willow Lakes                      Spartanburg, SC             2,031,065.16                   200,989.58           1,770,937.26
Willow Run (GA)                   Atlanta, GA                 1,711,016.73                   197,964.94           1,744,286.82
Willow Run (IN)                   New Albany, IN              1,118,089.83                   183,872.68           1,620,118.73
Willow Run (KY)                   Owensboro, KY               1,115,319.51                   141,015.67           1,242,351.72
Willow Trail                      Norcross, GA                           -                 1,120,000.00          11,412,981.59
Willowick                         Aurora, CO                             -                   506,900.00           4,157,878.35
Will-O-Wisp                       Kinston, NC (V)             3,596,675.01                   197,397.72           4,021,457.73
Willowood (GA)                    Macon, GA                   1,134,089.91                   160,257.54           1,411,943.57
Willowood East II                 Indianapolis, IN              771,961.77                   104,917.75             924,589.72
Willowood I (Gro)                 Columbus, OH                  936,345.81                   126,045.04           1,110,558.13
Willowood I (IN)                  Bloomington, IN             1,133,814.00                   163,896.17           1,444,103.85
Willowood I (KY)                  Lexington, KY               1,003,549.08                   138,822.38           1,223,176.43
Willowood I (Woo)                 Akron, OH                     691,062.49                   117,254.13           1,033,136.63
Willowood II (Gro)                Columbus, OH                  545,797.09                    70,923.51             624,814.43
Willowood II (IN)                 Bloomington, IN             1,142,270.91                   161,306.27           1,421,284.06
Willowood II (KY)                 Lexington, KY                 836,624.03                   120,375.49           1,060,639.21
Willowood II (Tro)                Dayton, OH                    897,579.19                   142,623.37           1,256,667.34
Willowood II (Woo)                Akron, OH                     858,687.54                   103,199.14             909,397.90
Willows I (OH), The               Columbus, OH                           -                    76,283.41             672,339.99
Willows II (OH), The              Columbus, OH                  629,451.59                    96,678.71             851,844.82
Willows III (OH), The             Columbus, OH                  855,180.28                   129,221.40           1,137,783.40
Wimberly                          Dallas, TX                             -                 2,232,000.00          27,685,923.27
Wimbledon Oaks                    Arlington, TX               7,347,295.48                 1,491,700.00           8,843,716.03
Winchester Park                   East Providence, RI                    -                 2,822,618.35          18,889,830.51
Winchester Wood                   East Providence, RI         2,296,827.35                   683,215.23           4,572,286.55
Windemere                         Mesa, AZ                               -                   949,300.00           8,771,280.22
Windmont                          Atlanta, GA                            -                 3,204,000.00           7,128,448.37
Windridge (CA)                    Laguna Niguel, CA                     (L)                2,662,900.00          23,985,496.57
Windridge (GA)                    Dunwoody, GA                           -                 1,224,000.00          13,627,761.75
Windwood I (FL)                   Melbourne, FL                          -                   113,912.73           1,003,498.28
Windwood II (FL)                  Melbourne, FL                 190,000.00                   118,915.07           1,047,598.32
Wingwood (Orl)                    Orlando, FL                 1,474,416.65                   236,884.32           2,086,401.61
Winter Woods I (FL)               Orlando, FL                            -                   144,921.36           1,276,965.11


                                                          Cost Capitalized
                                                            Subsequent to                               Gross Amount Carried
                                                             Acquisition                                     at Close of
                   Description                           (Improvements, net) (H)                           Period 12/31/00
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        Building &                                      Building &
Apartment Name                    Location               Land           Fixtures                    Land                Fixtures (A)
-----------------------------------------------------------------------------------------------------------------------------------
Village at Tanque Verde           Tucson, AZ                    -         476,802.27                 1,434,838.00       7,611,439.85
Village Oaks                      Austin, TX                    -         664,619.87                 1,186,000.00      11,328,356.11
Village of Newport                Federal Way, WA               -         365,616.74                   416,300.00       4,122,198.95
Villas at Josey Ranch             Carrollton, TX                -         342,131.02                 1,587,700.00       7,596,858.21
Villas of Oak Creste              San Antonio, TX               -         775,964.50                   905,800.00       8,927,702.46
Viridian Lake                     Fort Myers, FL                -         850,368.44                   960,000.00      18,657,126.36
Vista Del Lago                    Mission Viejo, CA             -       2,760,256.78                 4,525,800.00      43,496,549.92
Vista Grove                       Mesa, AZ                      -         191,877.63                 1,341,796.00      12,348,922.75
Vista Pointe                      Irving, TX                    -         331,881.18                 2,080,800.00      17,346,367.56
Walden Wood                       Southfield, MI                -       1,432,044.36                   834,700.00       8,945,734.69
Walker Place                      Dallas, TX                    -          16,240.22                   125,274.01       1,120,040.81
Warwick Station                   Denver, CO                    -         308,571.22                 2,282,000.00      20,851,766.13
Waterbury (GA)                    Athens, GA                    -          15,493.58                   147,450.03       1,314,689.06
Waterbury (IN)                    Indianapolis, IN              -          26,903.62                   105,245.15         954,228.07
Waterbury (MI)                    Detroit,MI                    -          79,577.25                   331,738.84       3,002,165.95
Waterbury (OH)                    Cincinnati, OH                -         103,615.68                   193,166.67       1,805,449.53
Waterbury (TN)                    Clarksville, TN               -          27,618.72                   116,967.54       1,058,790.26
Waterford (Jax)                   Jacksonville, FL              -         723,659.65                 3,550,922.50      24,396,121.60
Waterford at Deerwood             Jacksonville, FL              -         478,092.82                 1,736,000.00      11,137,794.66
Waterford at Orange Park          Orange Park, FL               -       1,049,689.66                 1,960,000.00      13,148,474.13
Waterford at Regency              Jacksonville, FL              -         186,776.87                 1,113,000.00       5,370,938.61
Waterford at the Lakes            Kent, WA                      -         686,911.56                 3,100,200.00      16,827,835.29
Waterford Village (Broward)       Delray Beach, FL              -       1,552,848.67                 1,888,000.00      16,911,484.07
Watermark Square                  Portland, OR                  -       1,225,588.24                 1,580,500.00      15,419,847.09
Waterstone Place                  Seattle, WA                   -       3,568,282.38                 2,964,000.00      30,242,881.28
Webster Green                     Needham, MA                   -           6,816.38                 1,418,892.54       9,502,481.82
Welleby Lake Club                 Sunrise, FL                   -         304,723.72                 3,648,000.00      17,925,603.14
Wellington (WA)                   Silverdale, WA                -         692,925.94                 1,099,300.00      10,576,228.76
Wellington Hill                   Manchester, NH                -       2,078,225.20                 1,890,200.00      19,198,887.17
Wellsford Oaks                    Tulsa, OK                     -         265,623.71                 1,310,500.00      12,059,913.27
Wentworth                         Detroit,MI                    -          61,834.30                   217,502.26       1,978,066.26
West Of Eastland                  Columbus, OH                  -          90,977.29                   234,543.74       2,157,652.28
Westbrook Village                 Manchester, MO                -         310,247.87                 2,310,000.00      10,916,590.63
Westcreek                         Jacksonville, FL              -          38,058.80                   185,199.13       1,670,314.95
Westridge                         Tacoma, WA                    -       1,243,796.74                 3,501,900.00      32,749,878.98
Westside Villas I                 Los Angeles, CA               -                  -                 1,785,000.00       3,234,812.08
Westside Villas II                Los Angeles, CA               -                  -                 1,955,000.00       3,542,992.78
Westside Villas III               Los Angeles, CA               -           3,455.40                 3,060,000.00       5,545,182.78
Westside Villas IV                Los Angeles, CA               -                  -                 3,060,000.00       5,541,727.39
Westside Villas V                 Los Angeles, CA               -             232.20                 5,100,000.00       9,230,949.67
Westway                           Brunswick, GA                 -          60,696.26                   168,322.68       1,543,802.47
Westwood (IN)                     Elkhart, IN                   -          59,804.69                    78,507.76         751,468.59
Westwood (OH)                     Columbus, OH                  -           3,135.16                    18,554.25         166,618.32
Westwood Glen                     Westwood, MA                  -          38,475.82                 1,616,504.78      10,856,623.16
Westwood Pines                    Tamarac, FL                   -         457,492.28                 1,528,600.00      14,197,108.28
Westwynd Apts                     West Hartford, CT             -           4,331.33                   308,543.13       2,069,196.91
Whispering Oaks                   Walnut Creek, CA              -       1,446,350.21                 2,170,800.00      20,985,936.36
Whispering Pines                  Fr. Pierce, FL                -           7,796.94                   384,000.00         629,164.02
Whispering Pines II               Fr. Pierce, FL                -          32,319.64                   105,171.51         958,795.22
Whisperwood                       Alabany, GA                   -          26,099.38                    84,240.30         768,473.26
White Bear Woods                  White Bear Lake, MN           -         369,781.09                 1,624,740.73      14,988,270.78
Wilcrest Woods                    Savannah, GA                  -          50,796.61                   187,306.36       1,701,169.74
Wilde Lake                        Richmond, VA                  -         598,980.61                   947,200.00       9,193,086.07
Wilkins Glen                      Medfield, MA                  -          25,375.49                   538,482.64       3,629,067.00
Willow Creek I (GA)               Atlanta, GA                   -          14,773.25                   145,768.69       1,313,746.71
Willow Lakes                      Spartanburg, SC               -          49,082.78                   200,989.58       1,820,020.04
Willow Run (GA)                   Atlanta, GA                   -         117,118.64                   197,964.94       1,861,405.46
Willow Run (IN)                   New Albany, IN                -          65,051.17                   183,872.68       1,685,169.90
Willow Run (KY)                   Owensboro, KY                 -          43,030.59                   141,015.67       1,285,382.31
Willow Trail                      Norcross, GA                  -         210,365.26                 1,120,000.00      11,623,346.85
Willowick                         Aurora, CO                    -         234,908.29                   506,900.00       4,392,786.64
Will-O-Wisp                       Kinston, NC (V)               -          65,387.39                   197,397.72       4,086,845.12
Willowood (GA)                    Macon, GA                     -          11,587.14                   160,257.54       1,423,530.71
Willowood East II                 Indianapolis, IN              -          65,218.51                   104,917.75         989,808.23
Willowood I (Gro)                 Columbus, OH                  -          22,101.36                   126,045.04       1,132,659.49
Willowood I (IN)                  Bloomington, IN               -          39,135.33                   163,896.17       1,483,239.18
Willowood I (KY)                  Lexington, KY                 -          38,710.31                   138,822.38       1,261,886.74
Willowood I (Woo)                 Akron, OH                     -          25,647.84                   117,254.13       1,058,784.47
Willowood II (Gro)                Columbus, OH                  -          19,369.60                    70,923.51         644,184.03
Willowood II (IN)                 Bloomington, IN               -          27,656.99                   161,306.27       1,448,941.05
Willowood II (KY)                 Lexington, KY                 -          14,217.24                   120,375.49       1,074,856.45
Willowood II (Tro)                Dayton, OH                    -          28,329.50                   142,623.37       1,284,996.84
Willowood II (Woo)                Akron, OH                     -          62,370.91                   103,199.14         971,768.81
Willows I (OH), The               Columbus, OH                  -          35,656.69                    76,283.41         707,996.68
Willows II (OH), The              Columbus, OH                  -          20,694.03                    96,678.71         872,538.85
Willows III (OH), The             Columbus, OH                  -          20,041.76                   129,221.40       1,157,825.16
Wimberly                          Dallas, TX                    -         182,017.96                 2,232,000.00      27,867,941.23
Wimbledon Oaks                    Arlington, TX                 -         511,229.58                 1,491,700.00       9,354,945.61
Winchester Park                   East Providence, RI           -         324,706.67                 2,822,618.35      19,214,537.18
Winchester Wood                   East Providence, RI           -           2,131.44                   683,215.23       4,574,417.99
Windemere                         Mesa, AZ                      -         686,533.23                   949,300.00       9,457,813.45
Windmont                          Atlanta, GA                   -          58,636.94                 3,204,000.00       7,187,085.31
Windridge (CA)                    Laguna Niguel, CA             -       1,001,948.19                 2,662,900.00      24,987,444.76
Windridge (GA)                    Dunwoody, GA                  -         635,086.25                 1,224,000.00      14,262,848.00
Windwood I (FL)                   Melbourne, FL                 -          38,665.14                   113,912.73       1,042,163.42
Windwood II (FL)                  Melbourne, FL                 -         147,340.66                   118,915.07       1,194,938.98
Wingwood (Orl)                    Orlando, FL                   -         159,977.83                   236,884.32       2,246,379.44
Winter Woods I (FL)               Orlando, FL                   -          29,646.03                   144,921.36       1,306,611.14


                                                                                                                   Life Used to
                   Description                                                                                       Compute
--------------------------------------------------------------------------------------------------------------    Depreciation in
                                                                                 Accumulated         Date of       Latest Income
Apartment Name                    Location                     Total (B)         Depreciation     Construction     Statement (C)
----------------------------------------------------------------------------------------------------------------------------------
Village at Tanque Verde           Tucson, AZ                  9,046,277.85         (960,445.44)   1984-1994          30 Years
Village Oaks                      Austin, TX                 12,514,356.11       (1,917,139.42)     1984             30 Years
Village of Newport                Federal Way, WA             4,538,498.95       (1,057,467.24)     1987             30 Years
Villas at Josey Ranch             Carrollton, TX              9,184,558.21         (756,377.97)     1986             30 Years
Villas of Oak Creste              San Antonio, TX             9,833,502.46       (1,360,349.41)     1979             30 Years
Viridian Lake                     Fort Myers, FL             19,617,126.36       (1,517,840.89)     1991             30 Years
Vista Del Lago                    Mission Viejo, CA          48,022,349.92      (11,034,600.99)     1986-88          30 Years
Vista Grove                       Mesa, AZ                   13,690,718.75       (1,313,431.31)   1997 - 1998        30 Years
Vista Pointe                      Irving, TX                 19,427,167.56       (1,719,687.18)     1996             30 Years
Walden Wood                       Southfield, MI              9,780,434.69       (2,652,785.02)     1972             30 Years
Walker Place                      Dallas, TX                  1,245,314.82          (53,760.52)     1988             30 Years
Warwick Station                   Denver, CO                 23,133,766.13       (2,747,667.34)     1986             30 Years
Waterbury (GA)                    Athens, GA                  1,462,139.09          (61,335.44)     1985             30 Years
Waterbury (IN)                    Indianapolis, IN            1,059,473.22          (45,974.30)     1984             30 Years
Waterbury (MI)                    Detroit,MI                  3,333,904.79         (141,474.11)     1985             30 Years
Waterbury (OH)                    Cincinnati, OH              1,998,616.20          (85,698.08)     1985             30 Years
Waterbury (TN)                    Clarksville, TN             1,175,757.80          (51,111.06)     1985             30 Years
Waterford (Jax)                   Jacksonville, FL           27,947,044.10       (2,081,151.85)     1988             30 Years
Waterford at Deerwood             Jacksonville, FL           12,873,794.66         (982,491.92)     1985             30 Years
Waterford at Orange Park          Orange Park, FL            15,108,474.13       (1,301,901.26)     1986             30 Years
Waterford at Regency              Jacksonville, FL            6,483,938.61         (488,261.10)     1985             30 Years
Waterford at the Lakes            Kent, WA                   19,928,035.29       (2,391,703.77)     1990             30 Years
Waterford Village (Broward)       Delray Beach, FL           18,799,484.07       (1,527,559.15)     1989             30 Years
Watermark Square                  Portland, OR               17,000,347.09       (2,359,543.13)     1990             30 Years
Waterstone Place                  Seattle, WA                33,206,881.28       (8,570,525.68)     1990             30 Years
Webster Green                     Needham, MA                10,921,374.36          (54,865.00)     1985             30 Years
Welleby Lake Club                 Sunrise, FL                21,573,603.14       (1,469,885.32)     1991             30 Years
Wellington (WA)                   Silverdale, WA             11,675,528.76       (2,427,180.74)     1990             30 Years
Wellington Hill                   Manchester, NH             21,089,087.17       (5,074,996.96)     1987             30 Years
Wellsford Oaks                    Tulsa, OK                  13,370,413.27       (1,672,663.99)     1991             30 Years
Wentworth                         Detroit,MI                  2,195,568.52          (91,807.79)     1985             30 Years
West Of Eastland                  Columbus, OH                2,392,196.02         (106,636.97)     1977             30 Years
Westbrook Village                 Manchester, MO             13,226,590.63         (692,462.70)     1984             30 Years
Westcreek                         Jacksonville, FL            1,855,514.08          (81,350.14)     1986             30 Years
Westridge                         Tacoma, WA                 36,251,778.98       (4,490,180.50)   1987/1991           30 Years
Westside Villas I                 Los Angeles, CA             5,019,812.08          (23,816.74)     1999             30 Years
Westside Villas II                Los Angeles, CA             5,497,992.78          (26,085.24)     1999             30 Years
Westside Villas III               Los Angeles, CA             8,605,182.78          (40,914.09)     1999             30 Years
Westside Villas IV                Los Angeles, CA             8,601,727.39          (40,800.91)     1999             30 Years
Westside Villas V                 Los Angeles, CA            14,330,949.67          (67,961.35)     1999             30 Years
Westway                           Brunswick, GA               1,712,125.15          (75,532.22)     1984             30 Years
Westwood (IN)                     Elkhart, IN                   829,976.35          (39,061.49)     1984             30 Years
Westwood (OH)                     Columbus, OH                  185,172.57           (8,373.96)     1980             30 Years
Westwood Glen                     Westwood, MA               12,473,127.94          (64,434.00)     1972             30 Years
Westwood Pines                    Tamarac, FL                15,725,708.28       (1,634,848.00)     1991             30 Years
Westwynd Apts                     West Hartford, CT           2,377,740.04          (12,749.00)     1969             30 Years
Whispering Oaks                   Walnut Creek, CA           23,156,736.36       (3,373,802.89)     1974             30 Years
Whispering Pines                  Fr. Pierce, FL              1,013,164.02          (10,013.16)     1986             30 Years
Whispering Pines II               Fr. Pierce, FL              1,063,966.73          (45,726.14)     1986             30 Years
Whisperwood                       Alabany, GA                   852,713.56          (38,811.58)     1985             30 Years
White Bear Woods                  White Bear Lake, MN        16,613,011.51       (1,706,843.52)     1989             30 Years
Wilcrest Woods                    Savannah, GA                1,888,476.10          (80,453.01)     1986             30 Years
Wilde Lake                        Richmond, VA               10,140,286.07       (1,443,192.75)     1989             30 Years
Wilkins Glen                      Medfield, MA                4,167,549.64          (22,854.00)     1975             30 Years
Willow Creek I (GA)               Atlanta, GA                 1,459,515.40          (61,076.58)     1985             30 Years
Willow Lakes                      Spartanburg, SC             2,021,009.62          (88,821.73)     1986             30 Years
Willow Run (GA)                   Atlanta, GA                 2,059,370.40          (89,441.33)     1983             30 Years
Willow Run (IN)                   New Albany, IN              1,869,042.58          (79,250.26)     1984             30 Years
Willow Run (KY)                   Owensboro, KY               1,426,397.98          (63,032.31)     1984             30 Years
Willow Trail                      Norcross, GA               12,743,346.85         (962,506.61)     1985             30 Years
Willowick                         Aurora, CO                  4,899,686.64         (444,100.11)     1980             30 Years
Will-O-Wisp                       Kinston, NC (V)             4,284,242.84         (169,136.00)     1970             30 Years
Willowood (GA)                    Macon, GA                   1,583,788.25          (66,225.77)     1984             30 Years
Willowood East II                 Indianapolis, IN            1,094,725.98          (52,831.02)     1985             30 Years
Willowood I (Gro)                 Columbus, OH                1,258,704.53          (52,919.36)     1984             30 Years
Willowood I (IN)                  Bloomington, IN             1,647,135.35          (68,728.21)     1983             30 Years
Willowood I (KY)                  Lexington, KY               1,400,709.12          (60,209.41)     1984             30 Years
Willowood I (Woo)                 Akron, OH                   1,176,038.60          (50,974.99)     1984             30 Years
Willowood II (Gro)                Columbus, OH                  715,107.54          (29,931.59)     1985             30 Years
Willowood II (IN)                 Bloomington, IN             1,610,247.32          (67,705.04)     1986             30 Years
Willowood II (KY)                 Lexington, KY               1,195,231.94          (50,266.48)     1985             30 Years
Willowood II (Tro)                Dayton, OH                  1,427,620.21          (61,723.19)     1987             30 Years
Willowood II (Woo)                Akron, OH                   1,074,967.95          (47,230.22)     1986             30 Years
Willows I (OH), The               Columbus, OH                  784,280.09          (35,839.18)     1987             30 Years
Willows II (OH), The              Columbus, OH                  969,217.56          (42,423.23)     1981             30 Years
Willows III (OH), The             Columbus, OH                1,287,046.56          (53,767.55)     1987             30 Years
Wimberly                          Dallas, TX                 30,099,941.23       (2,204,255.62)     1996             30 Years
Wimbledon Oaks                    Arlington, TX              10,846,645.61         (914,332.75)     1985             30 Years
Winchester Park                   East Providence, RI        22,037,155.53         (116,499.00)     1972             30 Years
Winchester Wood                   East Providence, RI         5,257,633.22          (27,124.00)     1989             30 Years
Windemere                         Mesa, AZ                   10,407,113.45       (1,312,139.55)     1986             30 Years
Windmont                          Atlanta, GA                10,391,085.31         (259,619.36)     1988             30 Years
Windridge (CA)                    Laguna Niguel, CA          27,650,344.76       (5,664,953.19)     1989             30 Years
Windridge (GA)                    Dunwoody, GA               15,486,848.00       (1,188,316.50)     1982             30 Years
Windwood I (FL)                   Melbourne, FL               1,156,076.15          (51,237.71)     1988             30 Years
Windwood II (FL)                  Melbourne, FL               1,313,854.05          (55,451.80)     1987             30 Years
Wingwood (Orl)                    Orlando, FL                 2,483,263.76         (104,170.30)     1980             30 Years
Winter Woods I (FL)               Orlando, FL                 1,451,532.50          (62,765.18)     1985             30 Years


                                                                                                    Initial Cost to
                    Description                                                                         Company
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Building &
Apartment Name                    Location                       Encumbrances                Land                  Fixtures
---------------------------------------------------------------------------------------------------------------------------------
Winterwood                        Charlotte, NC                  11,519,842.37           1,722,000.00           15,501,141.60
Winthrop Court (KY)               Lexington, KY                   1,468,159.57             184,709.36            1,627,190.80
Winthrop Court II (OH)            Columbus, OH                      735,223.28             102,381.09              896,576.06
Wood Creek (CA)                   Pleasant Hill, CA                          -           9,729,900.00           23,009,768.39
Wood Crest Villa                  Westland, MI                               -             933,822.17            8,492,102.79
Wood Forest                       Daytona Beach, FL               6,103,079.16           1,008,000.00            4,950,210.29
Wood Lane Place                   Woodbury, MN                   14,000,000.00           2,009,146.73           18,090,498.11
Woodbine (Cuy)                    Akron, OH                                  -             185,868.12            1,637,700.68
Woodbine (Por)                    Hungtington, OH                   629,765.85              78,097.85              688,127.14
Woodbridge                        Cary, NC                        4,628,007.77             737,400.00            6,852,869.85
Woodbridge (CT)                   Newington, CT                   2,303,845.00             498,376.96            3,335,291.98
Woodbridge II                     Cary, NC                                   -           1,244,600.00           11,027,364.10
Woodcliff I                       Atlanta, GA                                -             276,659.02            2,437,667.42
Woodcliff II                      Atlanta, GA                     1,662,582.01             266,449.39            2,347,769.47
Woodcreek                         Beaverton, OR                  10,578,186.77           1,755,800.00           15,816,454.87
Woodcrest I                       Macon, GA                                  -             115,738.70            1,028,353.02
Woodlake (WA)                     Kirkland, WA                   11,250,009.40           6,631,400.00           16,735,484.40
Woodland Hills                    Decatur, GA                                -           1,224,600.00           11,010,680.74
Woodland I (FL)                   Orlando, FL                     3,450,174.93             461,948.64            4,070,817.98
Woodland Meadows                  Ann Arbor, MI                  15,810,000.00           2,006,000.00           18,049,551.84
Woodlands (KY)                    Nashville, KY                              -              72,093.80              634,894.94
Woodlands I (Col)                 Columbus, OH                    1,777,550.74             231,995.55            2,044,232.64
Woodlands I (PA)                  Pittsburgh, PA                  1,028,617.63             163,191.69            1,437,896.61
Woodlands I (Str)                 Cleveland, OH                   1,365,022.00             197,377.57            1,739,111.51
Woodlands II (Col)                Columbus, OH                    1,541,567.48             192,633.43            1,697,310.42
Woodlands II (PA)                 Pittsburgh, PA                             -             192,972.36            1,700,296.78
Woodlands II (Str)                Cleveland, OH                   1,570,710.23             183,996.01            1,621,205.38
Woodlands III (Col)               Columbus, OH                               -             230,536.02            2,031,248.57
Woodlands of Brookfield           Brookfield, WI                            (O)          1,484,600.00           13,961,080.72
Woodlands of Minnetonka           Minnetonka, MN                             -           2,394,500.00           13,543,076.29
Woodleaf                          Campbell, CA                   11,145,607.74           8,550,600.00           16,988,182.50
Woodmoor                          Austin, TX                                 -             653,800.00            5,875,968.39
Woodridge (MN)                    Eagan, MN                       7,635,799.17           1,602,300.00           10,449,579.23
Woodridge (CO)                    Aurora, CO (K)                             -           2,780,700.00            7,567,012.59
Woodridge II (CO)                 Aurora, CO                                 -                      -            4,148,194.99
Woodridge III (CO)                Aurora, CO                                 -                      -            9,130,763.69
Woods of North Bend               Raleigh, NC                    14,960,000.00           1,039,500.00            9,305,318.81
Woodscape                         Raleigh, NC                                -             957,300.00            8,607,939.89
Woodside                          Lorton, VA                                 -           1,326,000.00           12,510,902.78
Woodtrail                         Atlanta, GA                                -             250,894.94            2,210,657.86
Woodvalley                        Anniston, AL                    1,400,411.67             190,188.16            1,675,764.93
Wycliffe Court                    Nashville, TN                   1,125,583.63             166,544.62            1,467,724.60
Wynbrook                          Atlanta, GA                                -           2,546,500.00           11,009,665.73
Wyndridge 2                       Memphis, TN                    14,135,000.00           1,488,000.00           13,749,636.08
Wyndridge 3                       Memphis, TN                    10,855,000.00           1,502,500.00           13,531,740.55
Yarmouth Woods                    Yarmouth, ME                               -             692,800.00            6,096,155.42
Yorktowne at Olde Mill            Millersville, MD                           -             216,000.00            4,224,762.49
Management Business               Chicago, IL                                -             101,000.00              306,303.68
Operating Partnership             Chicago, IL                                -                      -              407,414.24
                                                            -------------------    -------------------     -------------------
TOTAL INVESTMENT IN
REAL ESTATE                                              $    2,655,506,178.98  $    1,770,019,022.40  $    10,305,237,296.88
                                                            ===================    ===================     ===================
REAL ESTATE HELD FOR
DISPOSITION

Concorde Bridge                   Overland Park, KS                          -           1,974,800.00           17,776,437.73
Meadowood II (IN)                 Indianpolis, IN        $                   -  $          122,625.56  $         1,080,560.83
Springs of Country Woods          Salt Lake City, UT                         -           3,547,400.00           31,906,637.30
                                                            -------------------    -------------------     -------------------
TOTAL REAL ESTATE HELD
FOR DISPOSITION                                           $                   -  $        5,644,825.56  $        50,763,635.86
                                                            ===================    ===================     ===================


TOTAL REAL ESTATE                                         $    2,655,506,178.98  $    1,775,663,847.96  $    10,356,000,932.74
                                                            ===================    ===================     ===================



                                                             Cost Capitalized
                                                               Subsequent to                            Gross Amount Carried
                                                                Acquisition                                 at Close of
                   Description                             (Improvements, net) (H)                        Period 12/31/00
------------------------------------------------------------------------------------------------------------------------------------
                                                                           Building &                                 Building &
Apartment Name                     Location                 Land            Fixtures                Land              Fixtures (A)
------------------------------------------------------------------------------------------------------------------------------------
Winterwood                        Charlotte, NC                 -         1,938,990.78         1,722,000.00          17,440,132.38
Winthrop Court (KY)               Lexington, KY                 -            49,564.47           184,709.36           1,676,755.27
Winthrop Court II (OH)            Columbus, OH                  -            20,606.94           102,381.09             917,183.00
Wood Creek (CA)                   Pleasant Hill, CA             -           413,703.46         9,729,900.00          23,423,471.85
Wood Crest Villa                  Westland, MI                  -         1,350,963.80           933,822.17           9,843,066.59
Wood Forest                       Daytona Beach, FL             -            54,393.75         1,008,000.00           5,004,604.04
Wood Lane Place                   Woodbury, MN                  -         1,137,484.85         2,009,146.73          19,227,982.96
Woodbine (Cuy)                    Akron, OH                     -            11,678.44           185,868.12           1,649,379.12
Woodbine (Por)                    Hungtington, OH               -            35,894.81            78,097.85             724,021.95
Woodbridge                        Cary, NC                      -           159,936.64           737,400.00           7,012,806.49
Woodbridge (CT)                   Newington, CT                 -             6,655.45           498,376.96           3,341,947.43
Woodbridge II                     Cary, NC                      -           518,247.16         1,244,600.00          11,545,611.26
Woodcliff I                       Atlanta, GA                   -            35,111.07           276,659.02           2,472,778.49
Woodcliff II                      Atlanta, GA                   -            18,621.28           266,449.39           2,366,390.75
Woodcreek                         Beaverton, OR                 -         2,270,197.25         1,755,800.00          18,086,652.12
Woodcrest I                       Macon, GA                     -            10,289.02           115,738.70           1,038,642.04
Woodlake (WA)                     Kirkland, WA                  -           560,739.48         6,631,400.00          17,296,223.88
Woodland Hills                    Decatur, GA                   -           779,442.37         1,224,600.00          11,790,123.11
Woodland I (FL)                   Orlando, FL                   -           124,091.47           461,948.64           4,194,909.45
Woodland Meadows                  Ann Arbor, MI                 -           598,701.95         2,006,000.00          18,648,253.79
Woodlands (KY)                    Nashville, KY                 -            46,639.68            72,093.80             681,534.62
Woodlands I (Col)                 Columbus, OH                  -            53,381.60           231,995.55           2,097,614.24
Woodlands I (PA)                  Pittsburgh, PA                -            26,790.58           163,191.69           1,464,687.19
Woodlands I (Str)                 Cleveland, OH                 -            95,755.09           197,377.57           1,834,866.60
Woodlands II (Col)                Columbus, OH                  -            65,459.28           192,633.43           1,762,769.70
Woodlands II (PA)                 Pittsburgh, PA                -            30,993.05           192,972.36           1,731,289.83
Woodlands II (Str)                Cleveland, OH                 -            93,517.16           183,996.01           1,714,722.54
Woodlands III (Col)               Columbus, OH                  -            69,146.77           230,536.02           2,100,395.34
Woodlands of Brookfield           Brookfield, WI                -           298,834.18         1,484,600.00          14,259,914.90
Woodlands of Minnetonka           Minnetonka, MN                -           563,206.85         2,394,500.00          14,106,283.14
Woodleaf                          Campbell, CA                  -           177,063.12         8,550,600.00          17,165,245.62
Woodmoor                          Austin, TX                    -         1,439,186.16           653,800.00           7,315,154.55
Woodridge (MN)                    Eagan, MN                     -           538,430.49         1,602,300.00          10,988,009.72
Woodridge (CO)                    Aurora, CO (K)                -           366,402.09         2,780,700.00           7,933,414.68
Woodridge II (CO)                 Aurora, CO                    -           191,333.36                    -           4,339,528.35
Woodridge III (CO)                Aurora, CO                    -           421,664.93                    -           9,552,428.62
Woods of North Bend               Raleigh, NC                   -         1,281,910.67         1,039,500.00          10,587,229.48
Woodscape                         Raleigh, NC                   -           537,401.64           957,300.00           9,145,341.53
Woodside                          Lorton, VA                    -           609,140.79         1,326,000.00          13,120,043.57
Woodtrail                         Atlanta, GA                   -            38,353.15           250,894.94           2,249,011.01
Woodvalley                        Anniston, AL                  -            32,028.99           190,188.16           1,707,793.92
Wycliffe Court                    Nashville, TN                 -            51,516.86           166,544.62           1,519,241.46
Wynbrook                          Atlanta, GA                   -           317,054.65         2,546,500.00          11,326,720.38
Wyndridge 2                       Memphis, TN                   -           679,265.32         1,488,000.00          14,428,901.40
Wyndridge 3                       Memphis, TN                   -           474,036.51         1,502,500.00          14,005,777.06
Yarmouth Woods                    Yarmouth, ME                  -           290,218.44           692,800.00           6,386,373.86
Yorktowne at Olde Mill            Millersville, MD              -         2,155,533.27           216,000.00           6,380,295.76
Management Business               Chicago, IL                   -        41,482,064.74           101,000.00          41,788,368.42
Operating Partnership             Chicago, IL                   -                    -                    -             407,414.24
                                                           -------    -----------------   ------------------    -------------------
TOTAL INVESTMENT IN
REAL ESTATE                                                $    -     $ 516,203,746.80    $1,770,019,022.40     $ 10,821,441,043.68
                                                           =======    =================   ==================    ===================
REAL ESTATE HELD FOR
DISPOSITION

Concorde Bridge                   Overland Park, KS              -           775,488.84         1,974,800.00          18,551,926.57
Meadowood II (IN)                 Indianpolis, IN           $    -     $      27,384.12    $      122,625.56     $     1,107,944.95
Springs of Country Woods          Salt Lake City, UT             -         1,277,651.63         3,547,400.00          33,184,288.93
                                                            -------    -----------------   ------------------    -------------------
TOTAL REAL ESTATE HELD
FOR DISPOSITION                                             $     -    $    2,080,524.59   $     5,644,825.56    $     52,844,160.45
                                                            =======    =================   ==================    ===================

TOTAL REAL ESTATE                                           $    -     $  518,284,271.39   $ 1,775,663,847.96    $ 10,874,285,204.13
                                                            =======    =================   ==================    ===================







                                                                                                                     Life Used to
                   Description                                                                                         Compute
---------------------------------------------------------------------------------------------------------------     Depreciation in
                                                                                        Accumulated      Date of     Latest Income
Apartment Name                     Location                       Total (B)            Depreciation   Construction   Statement (C)
----------------------------------------------------------------------------------------------------------------------------------
Winterwood                        Charlotte, NC                 19,162,132.38          (4,792,482.54)       1986     30 Years
Winthrop Court (KY)               Lexington, KY                  1,861,464.63             (82,828.60)       1985     30 Years
Winthrop Court II (OH)            Columbus, OH                   1,019,564.09             (43,451.93)       1986     30 Years
Wood Creek (CA)                   Pleasant Hill, CA             33,153,371.85          (3,008,600.70)       1987     30 Years
Wood Crest Villa                  Westland, MI                  10,776,888.76          (1,466,932.62)       1970     30 Years
Wood Forest                       Daytona Beach, FL              6,012,604.04            (429,455.13)       1985     30 Years
Wood Lane Place                   Woodbury, MN                  21,237,129.69          (2,155,081.80)       1989     30 Years
Woodbine (Cuy)                    Akron, OH                      1,835,247.24             (75,247.95)       1982     30 Years
Woodbine (Por)                    Hungtington, OH                  802,119.80             (38,035.59)       1981     30 Years
Woodbridge                        Cary, NC                       7,750,206.49          (1,336,232.68)     1993-95    30 Years
Woodbridge (CT)                   Newington, CT                  3,840,324.39             (20,557.00)       1968     30 Years
Woodbridge II                     Cary, NC                      12,790,211.26          (2,080,636.64)     1993-95    30 Years
Woodcliff I                       Atlanta, GA                    2,749,437.51            (113,791.56)       1984     30 Years
Woodcliff II                      Atlanta, GA                    2,632,840.14            (107,816.71)       1986     30 Years
Woodcreek                         Beaverton, OR                 19,842,452.12          (4,918,858.02)     1982-84    30 Years
Woodcrest I                       Macon, GA                      1,154,380.74             (50,577.81)       1984     30 Years
Woodlake (WA)                     Kirkland, WA                  23,927,623.88          (1,612,444.37)       1984     30 Years
Woodland Hills                    Decatur, GA                   13,014,723.11          (2,191,686.13)       1985     30 Years
Woodland I (FL)                   Orlando, FL                    4,656,858.09            (201,518.78)     1984/85    30 Years
Woodland Meadows                  Ann Arbor, MI                 20,654,253.79          (2,253,342.22)    1987-1989   30 Years
Woodlands (KY)                    Nashville, KY                    753,628.42             (37,496.47)       1983     30 Years
Woodlands I (Col)                 Columbus, OH                   2,329,609.79            (100,744.66)       1983     30 Years
Woodlands I (PA)                  Pittsburgh, PA                 1,627,878.88             (67,428.02)       1983     30 Years
Woodlands I (Str)                 Cleveland, OH                  2,032,244.17             (84,876.17)       1984     30 Years
Woodlands II (Col)                Columbus, OH                   1,955,403.13             (83,099.73)       1984     30 Years
Woodlands II (PA)                 Pittsburgh, PA                 1,924,262.19             (80,261.02)       1987     30 Years
Woodlands II (Str)                Cleveland, OH                  1,898,718.55             (79,658.79)       1985     30 Years
Woodlands III (Col)               Columbus, OH                   2,330,931.36             (99,298.61)       1987     30 Years
Woodlands of Brookfield           Brookfield, WI                15,744,514.90          (1,380,389.33)       1990     30 Years
Woodlands of Minnetonka           Minnetonka, MN                16,500,783.14          (1,656,481.63)       1988     30 Years
Woodleaf                          Campbell, CA                  25,715,845.62          (1,532,620.59)       1984     30 Years
Woodmoor                          Austin, TX                     7,968,954.55          (2,122,256.00)       1981     30 Years
Woodridge (MN)                    Eagan, MN                     12,590,309.72          (1,087,032.28)       1986     30 Years
Woodridge (CO)                    Aurora, CO (K)                10,714,114.68          (1,712,374.54)     1980-82    30 Years
Woodridge II (CO)                 Aurora, CO                     4,339,528.35            (137,444.03)     1980-82    30 Years
Woodridge III (CO)                Aurora, CO                     9,552,428.62            (302,642.31)     1980-82    30 Years
Woods of North Bend               Raleigh, NC                   11,626,729.48          (2,460,393.64)       1983     30 Years
Woodscape                         Raleigh, NC                   10,102,641.53          (1,490,022.97)       1979     30 Years
Woodside                          Lorton, VA                    14,446,043.57          (3,058,653.82)       1987     30 Years
Woodtrail                         Atlanta, GA                    2,499,905.95            (103,700.51)       1984     30 Years
Woodvalley                        Anniston, AL                   1,897,982.08             (81,239.25)       1986     30 Years
Wycliffe Court                    Nashville, TN                  1,685,786.08             (71,458.73)       1985     30 Years
Wynbrook                          Atlanta, GA                   13,873,220.38          (1,142,624.90)    1972/1976   30 Years
Wyndridge 2                       Memphis, TN                   15,916,901.40          (2,054,320.64)       1988     30 Years
Wyndridge 3                       Memphis, TN                   15,508,277.06          (1,992,425.77)       1988     30 Years
Yarmouth Woods                    Yarmouth, ME                   7,079,173.86            (709,951.79)    1971/1978   30 Years
Yorktowne at Olde Mill            Millersville, MD               6,596,295.76          (4,868,753.99)       1974     30 Years
Management Business               Chicago, IL                   41,889,368.42         (25,891,646.04)       (G)
Operating Partnership             Chicago, IL                      407,414.24                  98.17        (Z)
                                                           -------------------    -------------------

TOTAL INVESTMENT IN
REAL ESTATE                                                $12,591,460,066.08     $(1,352,236,321.25)
                                                           ===================    ===================

REAL ESTATE HELD FOR
DISPOSITION

Concorde Bridge                   Overland Park, KS             20,526,726.57          (2,264,631.26)       1973     30 Years
Meadowood II (IN)                 Indianpolis, IN          $     1,230,570.51     $       (54,999.38)       1986     30 Years
Springs of Country Woods          Salt Lake City, UT            36,731,688.93          (4,532,506.20)       1982     30 Years
                                                           -------------------    -------------------
TOTAL REAL ESTATE HELD
FOR DISPOSITION                                            $    58,488,986.01     $    (6,852,136.84)
                                                           ===================    ===================

TOTAL REAL ESTATE                                          $ 12,649,949,052.09    $ (1,359,088,458.09)
                                                           ===================    ===================


NOTES:


(A)  The balance of furniture & fixtures included in the total investment in      * Four Lakes was constructed in phases between
     real estate amount was $443,340,693.07 as of December 31, 2000. The balance    1968 & 1988.
     of furniture & fixtures included in the total real estate held for disposition amount was $2,105,068.07 as of December 31, 2000.

(B)  The aggregate cost for Federal Income Tax purposes as of December 31, 2000   (#) The Lodge-Texas was struck by a tornado that
     was approximately $9.2 billion.                                              destroyed most of the property. The property
                                                                                  was reconstructed during 1989 & 1990.

(C)  The life to compute depreciation for furniture & fixtures is 5 years.

(D)  These two properties are encumbered by $14,159,510.21 in bonds.              (x) Pines of Springdale was constructed in phases
                                                                                  between 1985 & 1987.

(E)  These 17 properties are encumbered by $136,000,000 in bonds.

(F)  This property is encumbered by $14,917,663.55 in bonds.

(G) This asset consists of various acquisition dates and largely represents furniture, fixtures and equipment owned by the Management Business.

(H) Improvements are net of write-off of fully depreciated assets which are no longer in service.

(I)  Formerly known as Post Place

(J)  Formerly known as The Vinings at Coral Springs

(K)  Formerly known as The Plantations (NC)

(L) These three properties are pledged as additional collateral in connection with the tax-exempt bond refinancing of $177,570,000.

(M)  These 18 properties are encumbered by  $131,470,905.73 in bonds.

(N)  These 5 properties are encumbered by a $47,969,225.58 note payable.

(O) These 5 properties are encumbered by $50,000,000 of mortgage debt.

(P)  The development of these properties is currently on hold.

(Q) These ten properties are encumbered by $177,570,000 in bonds.

(R)  Formely known as Ft. Lauderdale properties which includes Port Royale I,
     Port Royale II and Port Royale III. Port Royale III is encumbered by a third party mortgage.

(S) These five properties are pledged as additional collateral in connection with a tax-exempt bond refinancing.

(T)  This property is vacant land.

(U)  A portion of this property is commercial office space.

(V) Mortgage debt includes $1,695,000, which is cross-collateralized by these 14 other properties.

(W)  Formerly known as Lincoln Green I & II.

(X)  Formerly known as Lincoln at Defoors.

(Y) Formerly known as Habitat

(Z) This asset consists of various acquisition dates and largely represents furniture, fixtures and equipment owned by the Operating Partnership.


Note 1: Mortgage debt includes $1,322,272.17 collateralized by a warehouse owned by the Company's Globe subsidiary.

                           EQUITY RESIDENTIAL PROPERTIES TRUST
              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (AMOUNTS IN THOUSANDS)

The changes in total real estate for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                                           2000                      1999                     1998
                                                   ---------------------     ---------------------     --------------------
Balance, beginning of year                                 $ 12,257,344              $ 10,986,261              $ 7,121,435
   Acquisitions                                               1,273,758                 1,448,582                3,927,768
   Improvements                                                 142,829                   141,935                  102,020
   Write-off of fully depreciated assets
       which are no longer in service                                 -                         -                      (25)
   Dispositions and other                                    (1,023,982)                 (319,434)                (164,937)
                                                   ---------------------     ---------------------     --------------------
Balance, end of year                                       $ 12,649,949              $ 12,257,344             $ 10,986,261
                                                   =====================     =====================     ====================

The changes in accumulated depreciation for the years ended December 31, 2000, 1999, and 1998 are as follows:


                                                           2000                      1999                     1998
                                                   ---------------------     ---------------------     --------------------
Balance, beginning of year                                  $ 1,076,001                 $ 732,803                $ 444,762
   Depreciation                                                 441,599                   406,906                  301,869
   Write-off of fully depreciated assets
       which are no longer in service                                 -                         -                      (25)
   Dispositions and other                                      (158,511)                  (63,708)                 (13,803)
                                                   ---------------------     ---------------------     --------------------
Balance, end of year                                        $ 1,359,089               $ 1,076,001                $ 732,803
                                                   =====================     =====================     ====================
