Form 10-Q
period 2001-03-31
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 2001-05-11
CIK 906107

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001

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

                                 (312) 474-1300
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                      -------   --------

                       APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At May 1, 2001, 133,593,603 of the Registrant's Common Shares of Beneficial Interest were outstanding.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                           March 31,          December 31,
                                                                              2001                2000
                                                                      ------------------  --------------------
   ASSETS
   Investment in real estate
     Land                                                             $        1,769,111  $       1,770,019
     Depreciable property                                                     10,748,240         10,782,311
     Construction in progress                                                     43,108             39,130
                                                                      ------------------  --------------------
                                                                              12,560,459         12,591,460
     Accumulated depreciation                                                 (1,433,394)        (1,352,236)
                                                                      ------------------  --------------------
   Investment in real estate, net of accumulated depreciation                 11,127,065         11,239,224
   Real estate held for disposition                                               21,886             51,637
   Cash and cash equivalents                                                     104,831             23,772
   Investment in mortgage notes, net                                              74,347             77,184
   Investments in unconsolidated entities                                        333,170            316,540
   Rents receivable                                                                1,980              1,801
   Deposits - restricted                                                         254,802            231,639
   Escrow deposits - mortgage                                                     69,073             70,470
   Deferred financing costs, net                                                  30,456             29,706
   Rental furniture, net                                                          61,380             60,183
   Property and equipment, net                                                     7,676              7,620
   Goodwill, net                                                                  70,357             67,589
   Other assets                                                                   88,472             86,601
                                                                      ------------------  --------------------
          Total assets                                                $       12,245,495  $      12,263,966
                                                                      ==================  ====================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities:
     Mortgage notes payable                                           $        3,097,033  $       3,230,611
     Notes, net                                                                2,418,911          2,120,079
     Lines of credit                                                                   -            355,462
     Accounts payable and accrued expenses                                        98,665            107,818
     Accrued interest payable                                                     71,629             51,877
     Rents received in advance and other liabilities                             108,319            100,819
     Security deposits                                                            46,595             46,272
     Distributions payable                                                       140,210             18,863
                                                                      ------------------  --------------------
          Total liabilities                                                    5,981,362          6,031,801
                                                                      ------------------  --------------------
   COMMITMENTS AND CONTINGENCIES
   Minority Interests:
      Operating Partnership                                                      634,411            609,734
      Partially Owned Properties                                                   2,881              2,884
                                                                      ------------------  --------------------
          Total Minority Interests                                               637,292            612,618
                                                                      ------------------  --------------------
   Shareholders' equity:
      Preferred Shares of beneficial interest, $.01 par value;
          100,000,000 shares authorized; 19,945,566 shares
          issued and outstanding as of March 31, 2001 and
          20,003,166 shares issued and outstanding as of
          December 31, 2000                                                    1,181,697          1,183,136
      Common Shares of beneficial interest, $.01 par value;
          350,000,000 shares authorized; 133,528,115 shares
          issued and outstanding as of March 31, 2001 and
          132,616,375 shares issued and outstanding as of
          December 31, 2000                                                        1,335              1,326
      Paid in capital                                                          4,767,480          4,739,782
      Employee notes                                                              (4,275)            (4,346)
      Distributions in excess of accumulated earnings                           (302,363)          (300,351)
      Accumulated other comprehensive income                                     (17,033)                 -
                                                                      ------------------  --------------------
          Total shareholders' equity                                           5,626,841          5,619,547
                                                                      ------------------  --------------------
          Total liabilities and shareholders' equity                  $       12,245,495  $      12,263,966
                                                                      ==================  ====================


                             SEE ACCOMPANYING NOTES

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                 QUARTER ENDED MARCH 31,
                                                                        --------------------------------------
                                                                              2001                2000
                                                                        ----------------    ------------------
REVENUES
  Rental income                                                         $        514,137    $          473,547
  Fee and asset management                                                         1,972                 1,400
  Interest income - investment in mortgage notes                                   2,744                 2,762
  Interest and other income                                                        6,502                 3,478
  Furniture income                                                                12,546                     -
                                                                        ----------------    ------------------
        Total revenues                                                           537,901               481,187
                                                                        ----------------    ------------------

EXPENSES

    Property and maintenance                                                     141,864               113,868
    Real estate taxes and insurance                                               48,021                48,334
    Property management                                                           18,687                18,914
    Fee and asset management                                                       1,875                 1,066
    Depreciation                                                                 112,805               111,886
    Interest:
         Expense incurred                                                         95,276                95,111
         Amortization of deferred financing costs                                  1,397                 1,341
    General and administrative                                                     6,754                 6,698
    Furniture expenses                                                             9,724                     -
    Amortization of goodwill                                                         933                     -
                                                                        ----------------    ------------------
        Total expenses                                                           437,336               397,218
                                                                        ----------------    ------------------
Income before allocation to Minority Interests, income from
     investments in unconsolidated entities, net gain on sales
     of real estate, extraordinary items and cumulative effect
     of change in accounting principle                                           100,565                83,969
Allocation to Minority Interests:
     Operating Partnership                                                        (9,796)               (7,096)
     Partially Owned Properties                                                     (105)                   45
Income from investments in unconsolidated entities                                 3,797                 4,223
Net gain on sales of real estate                                                  41,778                19,998
                                                                        ----------------    ------------------
Income before extraordinary items and cumulative effect of
     change in accounting principle                                              136,239               101,139
Extraordinary items                                                                  311                     -
Cumulative effect of change in accounting principle                               (1,270)                    -
                                                                        ----------------    ------------------
Net income                                                                       135,280               101,139
Preferred distributions                                                          (28,526)              (28,388)
                                                                        ----------------    ------------------
Net income available to Common Shares                                   $        106,754    $           72,751
                                                                        ================    ==================
Net income per share - basic                                            $           0.81    $             0.57
                                                                        ================    ==================
Net income per share - diluted                                          $           0.80    $             0.57
                                                                        ================    ==================
Weighted average Common Shares outstanding - basic                               132,599               127,798
                                                                        ================    ==================
Weighted average Common Shares outstanding - diluted                             148,592               140,686
                                                                        ================    ==================
Distributions declared per Common Share outstanding                     $          0.815    $             0.76
                                                                        ================    ==================


                             SEE ACCOMPANYING NOTES

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                       QUARTER ENDED MARCH 31,
                                                                                 ----------------------------------
                                                                                      2001              2000
                                                                                 ---------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $       135,280  $        101,139
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
 ALLOCATION TO MINORITY INTERESTS:
    Operating Partnership                                                                  9,796             7,096
    Partially Owned Properties                                                               105               (45)
 Cumulative effect of change in accounting principle                                       1,270                 -
 Depreciation                                                                            115,029           111,886
 Amortization of deferred financing costs                                                  1,397             1,341
 Amortization of discount on investment in mortgage notes                                   (161)                -
 Amortization of goodwill                                                                    933                 -
 Amortization of discounts and premiums on debt                                             (590)             (576)
 Amortization of deferred settlements on interest rate protection
    agreements                                                                               101               201
 Income from investments in unconsolidated entities                                       (3,797)           (4,223)
 Net gain on sales of real estate                                                        (41,778)          (19,998)
 Extraordinary items                                                                        (311)                -
 Unrealized gain on interest rate protection agreements                                      (71)                -
 Book value of furniture sales and rental buy outs                                         2,851                 -
 Compensation paid with Company Common Shares                                              2,867             1,422

CHANGES IN ASSETS AND LIABILITIES:
    (Increase) decrease in rents receivable                                                 (188)              723
    Decrease (increase) in deposits - restricted                                           5,343            (2,802)
    Additions to rental furniture                                                         (6,272)                -
    (Increase) in other assets                                                            (1,872)           (2,025)
    (Decrease) increase in accounts payable and accrued expenses                          (9,153)            1,944
    Increase in accrued interest payable                                                  19,752            16,683
    Increase (decrease) in rents received in advance and other liabilities                   219            (2,652)
    Increase in security deposits                                                            343                80
                                                                                 ---------------  -----------------
  Net cash provided by operating activities                                              231,093           210,194
                                                                                 ---------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Investment in real estate, net                                                        (157,157)          (18,307)
  Improvements to real estate                                                            (28,166)          (27,193)
  Additions to non-real estate property                                                   (1,830)           (1,038)
  Interest capitalized for real estate under construction                                   (667)             (236)
  Proceeds from disposition of real estate, net                                          280,448            92,241
  Investment in property and equipment                                                      (673)                -
  Principal receipts on investment in mortgage notes                                       2,998             1,687
  Investments in unconsolidated entities, net                                            (16,613)          (47,315)
  Distributions from unconsolidated entities, net                                          8,364             4,801
  Proceeds from disposition of unconsolidated entities, net                                    -             4,400
  (Increase) in deposits on real estate acquisitions, net                                (28,506)          (51,948)
  Decrease in mortgage deposits                                                              870             4,596
  Purchase of management contract rights                                                       -             (779)
  Business combinations, net of cash acquired                                             (5,538)           (3,472)
  Other investing activities, net                                                            (48)             (772)
                                                                                 ---------------  -----------------
   Net cash provided by (used for) investing activities                                   53,482           (43,335)
                                                                                 ---------------  -----------------

                             SEE ACCOMPANYING NOTES

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     QUARTER ENDED MARCH 31,
                                                                               ---------------------------------
                                                                                    2001             2000
                                                                               ---------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Loan and bond acquisition costs                                               $       (3,390)   $         (574)
 MORTGAGE NOTES PAYABLE:
    Proceeds, net                                                                      29,052           147,683
    Lump sum payoffs                                                                 (176,746)          (12,801)
    Scheduled principal repayments                                                     (8,451)           (7,509)
 NOTES, NET:
    Proceeds, net                                                                     299,316                 -
    Scheduled principal repayments                                                       (119)                -
 LINES OF CREDIT:
    Proceeds                                                                          176,686            48,000
    Repayments                                                                       (532,148)         (348,000)
 (Payments) proceeds from settlement of interest rate protection agreements            (7,360)            7,055
 Proceeds from sale of Common Shares                                                    3,266             2,900
 Proceeds from sale of Preferred Shares/Units, net                                     34,125            64,350
 Proceeds from exercise of options                                                      8,210             4,000
 Payment of offering costs                                                                (63)             (32)
 DISTRIBUTIONS:
    Common Shares                                                                        (416)             (257)
    Preferred Shares/Units                                                            (25,432)          (28,197)
    Minority Interests - Operating Partnership                                             (9)             (143)
    Minority Interests - Partially Owned Properties                                      (108)                -
 Principal receipts on employee notes, net                                                 71                59
                                                                               ---------------  ----------------
   Net cash (used for) financing activities                                          (203,516)         (123,466)
                                                                               ---------------  ----------------
Net increase in cash and cash equivalents                                              81,059            43,393
Cash and cash equivalents, beginning of period                                         23,772            29,117
                                                                               ---------------  ----------------
Cash and cash equivalents, end of period                                       $      104,831   $        72,510
SUPPLEMENTAL INFORMATION:
                                                                               ===============  ================
Cash paid during the period for interest                                       $       76,777   $        78,961
                                                                               ===============  ================
Mortgage loans assumed and/or entered into through
    acquisitions of real estate                                                $       45,918   $             -
                                                                               ===============  ================
Net real estate contributed in exchange for OP Units or
    Preference Units                                                           $            -   $           636
                                                                               ===============  ================
Mortgage loans assumed by purchaser in real estate dispositions                $      (22,815)  $             -
                                                                               ===============  ================
Transfers to real estate held for disposition                                  $       21,886   $        29,183
                                                                               ===============  ================
Mortgage loans recorded as a result of consolidation of previously
    Unconsolidated Properties                                                  $            -   $        65,095
                                                                               ===============  ================
Net liabilities recorded as a result of consolidation of previously
    Unconsolidated Properties                                                  $            -   $           792
                                                                               ===============  ================

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         The Company is engaged in the acquisition, disposition, ownership, management and operation of multifamily properties. As of March 31, 2001, the Company owned or had interests in a portfolio of 1,096 multifamily properties containing 227,153 apartment units (individually a "Property" and collectively the "Properties") consisting of the following:


                                            Number of          Number
                                           Properties         of Units
                                           -----------        --------
           Wholly Owned Properties             979            204,048
           Partially Owned Properties           15              3,067
           Unconsolidated Properties           102             20,038
                                           -----------        --------
           Total Properties                  1,096            227,153
                                          ============        =========

2.       SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior periods financial statements in order to conform to the current year presentation. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         For further information including capitalized terms, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives.

         The Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from those instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

         On January 1, 2001, the Company adopted SFAS No. 133/138, which requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instruments qualify as a hedge for accounting purposes and, if so, the nature of the hedging activity. When the terms of an underlying transaction are modified, or when the underlying transaction is terminated or completed, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period.

         As of January 1, 2001, the adoption of the new standard resulted in derivative instruments reported on the balance sheet as liabilities of approximately $6.6 million; an adjustment of approximately $5.3 million to "Accumulated Other Comprehensive Income", which are gains and losses not affecting retained earnings in the Consolidated Statement of Shareholders' Equity; and a charge of approximately $1.3 million as a cumulative effect of change in accounting principle in the Consolidated Statement of Operations.

         The Company employs derivative financial instruments to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. As of March 31, 2001, there were approximately $17.0 million in deferred losses, net, included in accumulated other comprehensive income.

         As of March 31, 2001, the Company has entered into swaps, which have been designated as cash flow hedges with an aggregate notional amount of $626.4 million at interest rates ranging from 3.65125% to 6.15% maturing at various dates ranging from 2003 to 2007 with a net liability fair value of $16.5 million; and swaps which have been designated as fair value hedges with an aggregate notional amount of $176.4 million at interest rates ranging from 4.458% to 4.830% maturing at various dates ranging from 2003 to 2004 with a net asset fair value of $5.6 million.

         On March 31, 2001, the net derivative instruments were reported at their fair value as other liabilities of approximately $10.9 million. Within the next twelve months the Company expects to recognize an estimated $4.0 million of accumulated other comprehensive income as additional interest expense.

3.       SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

         The following table presents the changes in the Company's issued and outstanding Common Shares for the quarter ended March 31, 2001:


                                                                     2001
                                                                  -----------
       Common Shares outstanding at January 1,                    132,616,375

       COMMON SHARES ISSUED:
       Conversion of Series E Preferred Shares                         31,532
       Conversion of Series H Preferred Shares                            650
       Employee Share Purchase Plan                                    71,142
       Dividend Reinvestment - DRIP Plan                                   76
       Share Purchase - DRIP Plan                                       3,183
       Exercise of options                                            189,502
       Restricted share grants, net                                   339,053
       Conversion of OP Units                                         276,602
                                                                  -----------
       Common Shares outstanding at March 31,                     133,528,115
                                                                  -----------

       The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest are collectively referred to as the "Minority Interests -Operating Partnership". As of March 31, 2001, the Minority Interests - Operating Partnership held 12,186,865 OP Units. As a result, the Minority Interests -Operating Partnership had an 8.36% interest in the Operating Partnership at March 31, 2001. Assuming conversion of all OP Units into Common Shares, total Common Shares outstanding at March 31, 2001 would have been 145,714,980.

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

       During the quarter ended March 31, 2001, the Company, through a subsidiary of the Operating Partnership, issued preference units with an equity value of $35 million, receiving net proceeds of $34.1 million:

- 510,000 7.875% Series G Cumulative Redeemable Preference Units (known as "Preference Interests") with an equity value of $25.5 million. The liquidation value of these units is $50 per unit. The 510,000 units are exchangeable into 510,000 shares of 7.875% Series M-4 Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. Dividends for the Series G Preference Interests or the Series M-4 Preferred Shares are payable quarterly at the rate of $3.9375 per unit/share per year.

- 190,000 7.625% Series H Cumulative Convertible Redeemable Preference Units with an equity value of $9.5 million. The liquidation value of these units is $50 per unit. The 190,000 units are exchangeable into 190,000 shares of 7.625% Series M-5 Convertible Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company or 143,526 Common Shares beginning March 2011. Dividends for the Series H Preference Interests or the Series M-5 Preferred Shares are payable quarterly at the rate of $3.8125 per unit/share per year.

       The value of the Preference Interests are included in Minority Interests - Operating Partnership in the Consolidated Balance Sheets and the distributions incurred are included in preferred distributions in the Consolidated Statements of Operations. The Series M-4 Preferred Shares are not convertible into EQR Common Shares. The Series H Preference Interests and the Series M-5 Preferred Shares are convertible into EQR Common Shares at a conversion price ratio of 0.7554 common shares (equal to a conversion price of $66.19 per share) beginning in March 2011.

       The following table presents the Company's issued and outstanding Preferred Shares as of March 31, 2001 and December 31, 2000:



                                                                                    AMOUNTS ARE IN THOUSANDS
                                                                               -------------------------------
                                                                     ANNUAL
                                                                    DIVIDEND
                                                                    RATE PER          MARCH          DECEMBER
                                                                    SHARE (1)       31, 2001         31, 2000
                                                                    ---------  -------------  ----------------
Preferred Shares of beneficial interest, $.01 par value;
 100,000,000 shares authorized:

 9 3/8% Series A Cumulative Redeemable Preferred; liquidation       $2.34375   $     153,000  $       153,000
   value $25 per share; 6,120,000 shares issued and outstanding at March 31, 2001 and December 31, 2000

 9 1/8% Series B Cumulative Redeemable Preferred; liquidation      $22.81252         125,000          125,000
   value $250 per share; 500,000 shares issued and outstanding at March 31, 2001 and December 31, 2000

 9 1/8% Series C Cumulative Redeemable Preferred; liquidation      $22.81252         115,000          115,000
   value $250 per share; 460,000 shares issued and outstanding at March 31, 2001 and December 31, 2000

 8.60% Series D Cumulative Redeemable Preferred; liquidation       $21.50000         175,000          175,000
   value $250 per share; 700,000 shares issued and outstanding at March 31, 2001 and December 31, 2000

 Series E Cumulative Convertible Preferred; liquidation value       $1.75000          88,573           89,990
   $25 per share; 3,542,915 and 3,599,615 shares issued
   and outstanding at March 31, 2001 and December 31, 2000,
   respectively

 9.65% Series F Cumulative Redeemable Preferred; liquidation        $2.41250          57,500           57,500
   value $25 per share; 2,300,000 shares issued and outstanding at March 31, 2001 and December 31, 2000

 7 1/4% Series G Convertible Cumulative Preferred; liquidation     $18.12500         316,175          316,175
   value $250 per share; 1,264,700 shares issued and
   outstanding at March 31, 2001 and December 31, 2000

 7.00% Series H Cumulative Convertible Preferred; liquidation       $1.75000           1,449            1,471
   value $25 per share; 57,951 and 58,851 shares issued
   and outstanding at March 31, 2001 and December 31, 2000,
   respectively

 8.29% Series K Cumulative Redeemable Preferred; liquidation        $4.14500          50,000           50,000
   value $50 per share; 1,000,000 shares issued and outstanding at March 31, 2001 and December 31, 2000

 7.625% Series L Cumulative Redeemable Preferred; liquidation       $1.90625         100,000          100,000
   value $25 per share; 4,000,000 shares issued and outstanding at March 31, 2001 and December 31, 2000
                                                                    ---------  -------------  ----------------
                                                                               $   1,181,697  $     1,183,136
                                                                               -------------  ----------------

        (1) Dividends on all series of Preferred Shares are payable quarterly at various pay dates. Dividend rates listed for Series B, C, D and G are Preferred Share rates and the equivalent Depositary Share annual dividend rates are $2.281252, $2.281252, $2.15 and $1.8125, respectively.

4.     Real Estate Acquisitions

       During the quarter ended March 31, 2001, the Company acquired the seven properties listed below from unaffiliated parties for a total purchase price of $189.1 million.


                                                                                                     ACQUISITION
        DATE                                                                            NUMBER          PRICE
      ACQUIRED               PROPERTY                           LOCATION               OF UNITS     (IN THOUSANDS)
      --------     ------------------------------          ----------------            --------     --------------
      01/04/01     Suerte                                  San Diego, CA                   272        $  37,500
      02/08/01     Westside Villas VI                      Los Angeles, CA                  18            4,550
      02/15/01     Riverview                               Norwalk, CT                      92            9,600
      03/15/01     Grand Reserve at Eagle Valley           Woodbury, MN                    394           54,250
      03/22/01     Legends at Preston                      Morrisville, NC                 382           30,200
      03/30/01     Mission Hills                           Oceanside, CA                   282           26,750
      03/30/01     River Oaks                              Oceanside, CA                   280           26,250
                                                                                       --------     --------------
                                                                                         1,720        $ 189,100
                                                                                       --------     --------------

5.     Real Estate Dispositions

       During the quarter ended March 31, 2001, the Company disposed of the fifteen properties listed below to unaffiliated parties. Including the joint venture and land sale discussed below, the Company recognized a net gain of approximately $41.8 million on these sales.


                                                                                                DISPOSITION
       DATE                                                                        NUMBER          PRICE
      DISPOSED     PROPERTY                           LOCATION                    OF UNITS     (IN THOUSANDS)
      --------     ------------------------           -------------------         --------     --------------
      01/17/01     Meadowood II                       Indianapolis, IN                 74         $  1,300
      01/31/01     Concorde Bridge                    Overland Park, KS               248           15,600
      02/01/01     Springs of Country Woods           Salt Lake City, UT              590           31,000
      02/22/01     Riverview Estates                  Napoleon, OH                     90            1,750
      02/26/01     Chelsea Court                      Sandusky, OH                     62            1,600
      02/27/01     Concord Square                     Lawrenceburg, IN                 48            1,200
      02/28/01     Canyon Creek                       Tucson, AZ                      242            9,220
      03/06/01     Gentian Oaks                       Columbus, GA                     62            1,620
      03/06/01     Holly Park                         Columbus, GA                     66            1,730
      03/06/01     Stratford Lane I                   Columbus, GA                     67            1,750
      03/07/01     Estate on Quarry Lake              Austin, TX                      302           25,232
      03/08/01     Meadowood                          Crawfordsville, IN               64            1,300
      03/14/01     Mill Run                           Statesboro, GA                   88            2,350
      03/15/01     Laurel Court                       Fremont, OH                      69            1,450
      03/15/01     Regency Woods                      West Des Moines, IA             200            9,350
                                                                                  --------     --------------
                                                                                    2,272         $106,452
                                                                                  --------     --------------

         On February 23, 2001, the Company entered into a joint venture with an unaffiliated joint venture partner ("JVP"). At closing, the Company sold and/or contributed eleven wholly owned properties containing 3,011 units valued at $202.5 million to the joint venture encumbered with $20.2 million in mortgage loans obtained on February 16, 2001. An additional $123.6 million of mortgage loans was obtained by the joint venture. The JVP contributed cash in an amount equal to 75% of the equity in the joint venture, which was then distributed to the Company. The Company retained a 25% interest in the joint venture along with the right to manage the properties. In accordance with the respective joint venture organization documents, the Company and the JVP both shall have the right, but not the obligation, to infuse additional cash into the joint venture. There are no other agreements that require the Company or the JVP to infuse cash into each joint venture. In addition, the Company and the JVP have not guaranteed the mortgage indebtedness of the joint venture. As a result, the Company recognized 75% of the gain on the sales and/or contributions of property to the joint venture, which totaled approximately $36.5 million. The Company has classified its initial $3.4 million 25% interest in the joint venture (at carryover basis) as investments in unconsolidated entities and accounted for it under the equity method of accounting.

         In addition, during the three months ended March 31, 2001, the Company sold a vacant parcel of land in Richmond, VA for $11.2 million.

6.       Commitments to Acquire/Dispose of Real Estate

         As of March 31, 2001, the Company entered into a separate agreement to acquire one multifamily property containing 125 units from an unaffiliated party. The Company expects a purchase price of approximately $13.5 million.

         As of March 31, 2001, in addition to the Properties that were subsequently disposed of as discussed in Note 15 of the Notes to Consolidated Financial Statements, the Company entered into separate agreements to dispose of seventeen multifamily properties containing 3,161 units to unaffiliated parties. The Company expects a combined disposition price of approximately $137.2 million.

         The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

7.       INVESTMENTS IN UNCONSOLIDATED ENTITIES

         The Company has entered into two separate joint venture agreements with third party development companies whereby the Company contributes 25% to 30% of the development cost to the joint venture in return for preferential returns of 9.0% per annum. The basis of the Company's equity investments in these two joint ventures was $252.4 million and $235.9 million as of March 31, 2001 and December 31, 2000, respectively.

         The Company also has various other investments in unconsolidated entities with ownership interests ranging from 1.5% to 50.0%. The basis of these equity investments was $80.8 million and $80.6 million as of March 31, 2001 and December 31, 2000, respectively.

         These investments are accounted for under the equity method of accounting.

8.       DEPOSITS - RESTRICTED

         Deposits-restricted as of March 31, 2001 primarily included the following:

         - deposits in the amount of $39.5 million held in third party escrow accounts to provide collateral for third party construction financing in connection with two separate joint venture agreements;
         -    approximately $180.2 million in 1031 exchange proceeds; and
         - approximately $35.1 million for tenant security, utility, and other deposits.

9.       MORTGAGE NOTES PAYABLE

         As of March 31, 2001, the Company had outstanding mortgage indebtedness of approximately $3.1 billion.

         During the quarter ended March 31, 2001 the Company:

         - repaid $176.7 million of mortgages due at or prior to maturity and/or at the disposition date of the respective Property;
         - assumed $45.9 million of mortgage debt on four properties in connection with their acquisitions;
         - disposed of $22.8 million of mortgage debt assumed by the purchaser in connection with the disposition of certain properties;
         - obtained $20.2 million of new mortgage debt on previously unencumbered properties; and
         - received $8.8 million in construction loan draw proceeds on two properties.

         As of March 31, 2001, scheduled maturities for the Company's outstanding mortgage indebtedness are at various dates through October 1, 2033. The interest rate range on the Company's mortgage debt was 2.65% to 12.465% at March 31, 2001. During the quarter ended March 31, 2001, the weighted average interest rate on the Company's mortgage debt was 6.62%.

10.      NOTES

         As of March 31, 2001, the Company had outstanding unsecured notes of approximately $2.4 billion.

         During the quarter ended March 31, 2001, the Company issued $300.0 million of ten-year 6.95% fixed-rate public unsecured notes and received net proceeds of $297.4 million.

                  As of March 31, 2001, scheduled maturities for the Company's outstanding notes are at various dates through 2029. The interest rate range on the Company's notes was 4.75% to 9.375 % at March 31, 2001. During the quarter ended March 31, 2001, the weighted average interest rate on the Company's notes was 7.04%.

11.      LINES OF CREDIT

         The Company has a revolving credit facility to provide the Operating Partnership with potential borrowings of up to $700.0 million. As of March 31, 2001 no amounts were outstanding under this facility and $54.9 million was restricted on the line of credit.

         In connection with the Globe acquisition, the Company assumed a revolving credit facility with potential borrowings of up to $55.0 million. As of March 31, 2001, no amounts were outstanding under this facility.

         During the quarter ended March 31, 2001, the weighted average interest rate on the Company's lines of credit was 6.65%.

12.      CALCULATION OF NET INCOME PER WEIGHTED AVERAGE COMMON SHARE

                  The following tables set forth the computation of net income per share - basic and net income per share - diluted.


                                                                           QUARTER ENDED MARCH 31,
                                                                       ---------------------------------
                                                                            2001              2000
                                                                       ----------------    -------------
                                                                       (AMOUNTS IN THOUSANDS EXCEPT PER
                                                                                SHARE AMOUNTS)
NUMERATOR:
Income before allocation to Minority Interests, income
    from investments in unconsolidated entities, net gain
    on sales of real estate, extraordinary items, cumulative
    effect of change in accounting principle and preferred
    distributions                                                           $  100,565         $  83,969

Allocation to Minority Interests:
    Operating Partnership                                                       (9,796)           (7,096)
    Partially Owned Properties                                                    (105)               45
Income from investments in unconsolidated entities                               3,797             4,223
Preferred distributions                                                        (28,526)          (28,388)
                                                                       ----------------    ------------
Income before net gain on sales of real estate, extraordinary
    items and cumulative effect of change in accounting                         65,935            52,753
    principle

Net gain on sales of real estate                                                41,778            19,998
Extraordinary items                                                                311                 -
Cumulative effect of change in accounting principle                             (1,270)                -
                                                                       ----------------    ------------
Numerator for net income per share - basic                                     106,754            72,751

Effect of dilutive securities:
    Allocation to Minority Interests -
       Operating Partnership                                                     9,796             7,096
Distributions on convertible preferred shares/units                              1,692                 -
                                                                       ----------------    ------------
Numerator for net income per share - diluted                                $  118,242         $  79,847
                                                                       ================    =============
DENOMINATOR:
Denominator for net income per share - basic                                   132,599           127,798

Effect of dilutive securities:
    Stock options/restricted shares                                              1,577               422
    OP Units                                                                    12,231            12,466
    Convertible preferred shares/units                                           2,185                 -
                                                                       ----------------    ------------
Denominator for net income per share - diluted                                 148,592           140,686
                                                                       ================    =============
Net income per share - basic                                                 $    0.81          $   0.57
                                                                       ================    =============
Net income per share - diluted                                               $    0.80          $   0.57
                                                                       ================    =============




                                                                              QUARTER ENDED MARCH 31,
                                                                          --------------------------------
                                                                               2001              2000
                                                                          ---------------  ---------------
                                                                          (AMOUNTS IN THOUSANDS EXCEPT PER
                                                                                   SHARE AMOUNTS)
NET INCOME PER SHARE - BASIC:

Income before net gain on sales of real estate, extraordinary items and cumulative effect of change in accounting principle
   per share - basic                                                          $   0.53      $       0.43
Net gain on sales of real estate                                                  0.29              0.14
Extraordinary items                                                                  -                 -

Cumulative effect of change in accounting principle                              (0.01)                -
                                                                          ---------------  ---------------
Net income per share - basic                                                  $   0.81      $       0.57
                                                                          ===============  ===============
NET INCOME PER SHARE - DILUTED:

Income before net gain on sales of real estate, extraordinary items and cumulative effect of change in accounting principle
   per share - diluted                                                        $   0.52      $       0.43
Net gain on sales of real estate                                                  0.29              0.14
Extraordinary items                                                                 -
                                                                                                       -
Cumulative effect of change in accounting principle                              (0.01)                -
                                                                          ---------------  ---------------
Net income per share - diluted                                                $   0.80      $       0.57
                                                                          ===============  ===============


CONVERTIBLE PREFERRED SHARES/UNITS THAT COULD BE CONVERTED INTO 5,415,852 AND 10,643,083 WEIGHTED AVERAGE COMMON SHARES FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000, RESPECTIVELY, WERE OUTSTANDING BUT WERE NOT INCLUDED IN THE COMPUTATION OF DILUTED EARNINGS PER SHARE BECAUSE THE EFFECTS WOULD BE ANTI-DILUTIVE.

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

         In regards to the funding of Properties in the development and/or earnout stage and the joint venture agreements with two multifamily residential real estate developers, the Company funded a total of $26.4 million during the quarter ended March 31, 2001. During the remainder of 2001, the Company expects to fund approximately $70.2 million in connection with these Properties. In connection with one joint venture agreement, the Company has an obligation to fund up to an additional $17.5 million to guarantee third party construction financing. As of March 31, 2001, the Company has 19 projects under development with estimated completion dates ranging from June 30, 2001 through March 31, 2003. At any time following the completion of construction of any development property, the Company's joint venture partners have the right to cause the Company to acquire their respective interests in the completed projects at a mutually agreeable price. If the Company and the joint venture partner are unable to agree on a price, appraisals will be obtained by both parties. If the appraised values vary by more than 10%, both the Company and the joint venture partner will agree on a third appraiser to determine which original appraisal is closest to its determination of value.

                  In connection with the Wellsford Merger, the Company provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of March 31, 2001, this enhancement was still in effect at a commitment amount of $12.7 million.

14.      REPORTABLE SEGMENTS

         The following tables set forth the reconciliation of net income and total assets for the Company's reportable segments for the quarters ended March 31, 2001 and 2000.


                                                                    RENTAL REAL       CORPORATE/
            MARCH 31, 2001 (AMOUNTS IN THOUSANDS)                   ESTATE (1)         OTHER (2)       CONSOLIDATED
 --------------------------------------------------------         -------------       ----------     --------------
 Rental income                                                    $    514,137         $      -      $    514,137
 Fee and asset management income                                             -            1,972             1,972
 Furniture income                                                            -           12,546            12,546
 Property and maintenance expense                                     (141,864)               -          (141,864)
 Real estate tax and insurance expense                                 (48,021)               -           (48,021)
 Property management expense                                           (18,687)               -           (18,687)
 Fee and asset management expense                                            -           (1,875)           (1,875)
 Furniture expenses                                                          -           (9,724)           (9,724)
                                                                  -------------       ----------     --------------

 Net operating income                                                  305,565            2,919           308,484
 Interest income - investment in mortgage notes                              -            2,744             2,744
 Interest and other income                                                   -            6,502             6,502
 Depreciation expense on non-real estate assets                              -           (2,259)           (2,259)
 Interest expense:
     Expense incurred                                                        -          (95,276)          (95,276)
     Amortization of deferred financing costs                                -           (1,397)           (1,397)
 General and administrative expense                                          -           (6,754)           (6,754)
 Allocation to Minority Interests - Partially
     Owned Properties                                                        -             (105)             (105)
 Income from investments in unconsolidated entities                          -            3,797             3,797
 Preferred distributions                                                     -          (28,526)          (28,526)
 Adjustment for loss on investment in technology
      segment                                                                -            3,003             3,003
 Adjustment for depreciation expense related
     to Unconsolidated and Partially Owned Properties                        -            1,995             1,995
                                                                  -------------       ----------     --------------
 Funds from operations available to Common Shares
     and OP Units                                                      305,565         (113,357)          192,208

 Depreciation/amortization                                            (110,546)            (933)         (111,479)
 Net gain on sales of real estate                                       41,778                -            41,778
 Extraordinary items                                                         -              311               311
 Cumulative effect of change in accounting principle                         -           (1,270)           (1,270)
 Allocation to Minority Interests - Operating
      Partnership                                                            -           (9,796)           (9,796)
 Adjustment for loss on investment in
      technology segment                                                     -           (3,003)           (3,003)
 Adjustment for depreciation expense related
      to Unconsolidated and Partially                                        -           (1,995)           (1,995)
 Owned Properties
                                                                  -------------       ----------     --------------
 Net income available to Common Shares                            $    236,797        $(130,043)     $    106,754
                                                                  =============       ==========     ==============
 Investment in real estate, net of accumulated depreciation       $ 11,110,846        $  16,219      $ 11,127,065
                                                                  =============       ==========     ==============
 Total assets                                                     $ 11,132,732        $1,112,763     $  12,245,495
                                                                  =============       ==========     ==============


                                                                   RENTAL REAL       CORPORATE/
            MARCH 31, 2000 (AMOUNTS IN THOUSANDS)                  ESTATE (1)        OTHER (2)       CONSOLIDATED
  ------------------------------------------------------           ------------      -----------     -------------
  Rental income                                                     $  473,547        $       -        $  473,547
  Fee and asset management income                                            -            1,400             1,400
  Property and maintenance expense                                    (113,868)               -          (113,868)
  Real estate tax and insurance expense                                (48,334)               -           (48,334)
  Property management expense                                          (18,914)               -           (18,914)
  Fee and asset management expense                                           -           (1,066)           (1,066)
                                                                   ------------      -----------     -------------
  Net operating income                                                 292,431              334           292,765

  Interest income - investment in mortgage notes                             -            2,762             2,762
  Interest and other income                                                  -            3,478             3,478
  Depreciation expense on non-real estate assets                             -           (1,567)           (1,567)
  Interest expense:
      Expense incurred                                                       -          (95,111)          (95,111)
      Amortization of deferred financing costs                               -           (1,341)           (1,341)
  General and administrative expense                                         -           (6,698)           (6,698)
  Allocation to Minority Interests -
      Partially Owned Properties                                             -               45                45
  Income from investments in unconsolidated entities                         -            4,223             4,223
  Preferred distributions                                                    -          (28,388)          (28,388)
  Adjustment for depreciation expense related
      to Unconsolidated and Partially Owned Properties                       -             (238)             (238)
                                                                   ------------      -----------     -------------
  Funds from operations available to Common Shares and
      OP Units                                                         292,431         (122,501)          169,930

  Depreciation expense on real estate assets                          (110,319)               -          (110,319)
  Net gain on sales of real estate                                      19,998                -            19,998
  Allocation to Minority Interests -
      Operating Partnership                                                  -           (7,096)           (7,096)
  Adjustment for depreciation expense related
      to Unconsolidated and Partially Owned Properties                                      238               238
                                                                   ------------      -----------     -------------
  Net income available to Common Shares                             $  202,110        $(129,359)        $  72,751
                                                                   ============      ===========     =============


(1) The Company's primary business is owning, managing, and operating multifamily residential properties which includes the generation of rental and other related income through the leasing of apartment units to tenants.

(2) The Company has a segment for corporate level activity including such items as fee and asset management activity, furniture rental/sales activity, interest income earned on short-term investments and investment in mortgage notes, investment in technology entities, income earned from investments in unconsolidated entities, general and administrative expenses, and interest expense on mortgage notes payable, unsecured note issuances and lines of credit. The Company's fee and asset management activity and furniture rental/sales activities are immaterial and do not meet the threshold requirements of a reportable segment as provided for in SFAS No. 131. Interest expense on debt is not allocated to individual Properties, even if the Properties secure such debt. Further, income allocated to Minority Interests is not allocated to the Properties.

15.      SUBSEQUENT EVENTS

Subsequent to March 31, 2001, the Company has:

- disposed of four Properties consisting of 658 units for approximately $24.7 million;
- paid off $6.7 million of mortgage debt at or prior to maturity and/or at disposition of one property;
- funded $5.9 million related to the development, earnout and joint venture agreements; and
- disposed of $0.9 million of mortgage debt assumed by the purchaser in connection with the disposition of one property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         For further information including capitalized terms, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

         Forward-looking statements in this report are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "expects" and "anticipates" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

- alternative sources of capital to the Company are more expensive than anticipated;
- occupancy levels and market rents may be adversely affected by local economic and market conditions, which are beyond the Company's control; and
-   additional factors as discussed in Part I of the Annual Report on Form 10-K.

         Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

         The following table summarizes the number of Properties and related units for the periods presented:


                                                    PORTFOLIO SUMMARY
                                    ---------------------------------------------------------------------------------
                                                                QUARTER ENDED MARCH 31,
                                    ---------------------------------------------------------------------------------
                                                  2001                                           2000
                                                  ----                                           ----
                                    PROPERTIES                 UNITS              PROPERTIES                 UNITS
                                    ------------             ---------           ------------             ---------
Beginning of period                      1,104               227,704                   1,062                225,708
Acquisitions                                 7                 1,721                       1                    178
Dispositions                               (15)               (2,272)                    (11)                (2,162)
                                    ------------             ---------           ------------             ---------
End of period                            1,096               227,153                   1,052                223,724
                                    ------------             ---------           ------------             ---------

         In addition, the Company sold and/or contributed eleven wholly owned Properties containing 3,011 units to a joint venture entity during the quarter ended March 31, 2001. The Company retained a 25% interest along with the rights to manage the joint venture Properties.

         The Company's overall results of operations for the quarters ended March 31, 2001 and 2000 have been significantly impacted by the Company's acquisition and disposition activity. The significant changes in revenues and expenses can primarily be attributed to the acquisition of Globe, the 2001 and the 2000 Acquired Properties, partially offset by the disposition of the 2001 and the 2000 Disposed Properties. This impact is discussed in greater detail in the following paragraphs.

         Properties that the Company owned for all of the quarter ended March 31, 2001 and March 31, 2000 (the "First Quarter 2001 Same Store Properties"), which represented 188,220 units, also impacted the Company's results of operations and are discussed as well in the following paragraphs.

  COMPARISON OF QUARTER ENDED MARCH 31, 2001 TO QUARTER ENDED MARCH 31, 2000

         For the quarter ended March 31, 2001, income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain on sales of real estate, extraordinary items and cumulative effect of change in accounting principle increased by approximately $16.6 million when compared to the quarter ended March 31, 2000.

         Rental income from the First Quarter 2001 Same Store Properties increased by approximately $22.8 million to $439.9 million or 5.46% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. For the remainder of 2001, the Company expects to achieve rental income increases of 4.5% to 5.0% from Same Store Properties. These estimated increases are subject to certain risks and uncertainties including, but not limited to, maintaining an overall average occupancy rate of 95%.

         Property operating expenses from the First Quarter 2001 Same Store Properties, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $8.9 million or 5.97%. The increase in "same store" expenses is primarily attributable to a $3.6 million, or 14.8% increase in utilities and a $2.1 million, or 5.7% increase in payroll. For the remainder of 2001, the Company expects to maintain expense growth at no more than 4.25% to 4.75%.

         Rental income from non-First Quarter 2001 Same Store Properties increased by approximately $17.8 million primarily as a result of revenue from the Globe corporate housing business and the acquisition of Properties during the periods presented. The Company expects similar trends in the future subject to certain risks and uncertainties including that any new acquisitions perform at the Company's pro forma expectations.

         Interest and other income increased by approximately $3.0 million, primarily as a result of disposition proceeds earning interest in various tax deferred 1031 exchange accounts. These proceeds are invested in money market investments until the Company purchases additional multi-family properties.

         Property management represents expenses associated with the self-management of the Company's Properties. These expenses decreased by approximately $0.2 million. The Company continues to acquire properties in major metropolitan areas and dispose of assets in smaller multi-family rental markets where the Company does not have a significant management presence. As a result, the Company is able to achieve economies of scale by not increasing off-site management expenses as it acquires additional properties.

         Fee and asset management revenues and fee and asset management expenses increased as a result of the Company continuing to manage Properties that were sold and/or contributed to various joint venture entities. As of March 31, 2001, the Company currently manages 20,300 units for third parties and the joint venture entities.

         Furniture income and furniture expenses are associated with the operation of the furniture rental business assumed in connection with the Globe acquisition, which occurred in July 2000. Furniture expenses include a depreciation charge on furniture held in inventory.

         Interest expense, including amortization of deferred financing costs, increased approximately $0.2 million. The effective interest cost on all of the Company's indebtedness for the quarter ending March 31, 2001 was 7.07% as compared to 7.17% for the quarter ended March 31, 2000. For the remainder of 2001, the Company expects interest rates to decrease slightly due to lower variable rates. In connection with the refinancing of $280 million of indebtedness, the Company expects to incur interest costs approximating 7.5% per annum.

         General and administrative expenses, which include corporate operating expenses, increased approximately $0.1 million between the periods under comparison. However, by gaining certain economies of scale with a much larger operation, these expenses as a percentage of total revenues were 1.26% for the quarter ended March 31, 2001 compared to 1.39% of total revenues for the quarter ended March 31, 2000.

         Net gain on sales of real estate increased approximately $21.8 million between the periods under comparison. This increase is primarily the result of additional Properties sold during the quarter ended March 31, 2001, which included fifteen wholly owned Properties; eleven joint venture Properties (75% gain recognition) and one land sale as compared to eleven wholly owned Properties sold in the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 1, 2001, the Company had approximately $23.8 million of cash and cash equivalents and the amounts available on the Company's lines of credit was $400 million, of which $53.5 million was restricted. After taking into effect the various transactions discussed in the following paragraphs, the Company's cash and cash equivalents balance at March 31, 2001 was approximately $104.8 million and the amounts available on the Company's lines of credit was $755 million, of which $54.9 million was restricted.

         Part of the Company's strategy in funding the purchase of multifamily properties, funding its Properties in the development and/or earnout stage and the funding of the Company's investment in two joint ventures with multifamily real estate developers is to utilize its lines of credit and to subsequently repay the lines of credit from the disposition of Properties or the issuance of additional equity or debt securities. Utilizing this strategy during the first three months of 2001, the Company:

- disposed of fifteen properties and a vacant parcel of land and received net proceeds of $115.4 million;
- issued $300 million of unsecured debt receiving net proceeds of $297.4 million;
- sold and/or contributed eleven properties to a joint venture and received net proceeds of $190.0 million;
- issued $35 million of two new series of Preference Interests and received net proceeds of $34.1 million.

All of these proceeds were utilized to either:

-        repay the lines of credit;
-        repay mortgage indebtedness on selected Properties;
-        invest in unconsolidated entities;
-        purchase additional properties.

         During the quarter ended March 31, 2001, the Company:

-        repaid approximately $176.7 million of mortgage indebtedness;
-        invested $1 million in a corporate entity;
-        loaned $2.6 million to an unconsolidated entity;
- funded $26.4 million related to the development, earnout and joint venture agreements.


The Company's total debt summary, as of March 31, 2001, included:


                          DEBT SUMMARY AS OF 3/31/01
--------------------------------------------------------------------------------
                                                                      WEIGHTED
                                                $ MILLIONS          AVERAGE RATE
                                                -------------       ------------
Secured                                         $     3,097              6.72%
Unsecured                                       $     2,419              7.04%
                                                -------------       ------------
     Total                                      $     5,516              6.86%

Fixed Rate                                      $     5,048              7.06%
Floating Rate                                   $       468              4.72%
                                                -------------       ------------
     Total                                      $     5,516              6.86%

ABOVE TOTALS INCLUDE:

Total Tax Exempt                                $       959              4.80%
Unsecured Revolving Credit Facility             $         -                N/A

Subsequent to March 31, 2001 and through May 1, 2001, the Company:

- disposed of four Properties consisting of 658 units for approximately $24.7 million;
- repaid $6.7 million of mortgage debt at or prior to maturity and/or disposition of a Property;
- funded $5.9 million related to the development, earnout, and joint venture agreements;
- disposed of $0.9 million of mortgage debt assumed by the purchaser in connection with the disposition of one property.

         During the remainder of 2001, the Company expects to fund approximately $70.2 million related to the development, earnout and joint venture agreements. In connection with one joint venture agreement, the Company has an obligation to fund up to an additional $17.5 million to guarantee third party construction financing. As of March 31, 2001, the Company has 19 projects under development with estimated completion dates ranging from June 30, 2001 through March 31, 2003. At any time following the completion of construction of any development property, the Company's joint venture partners have the right to cause the Company to acquire their respective interests in the completed projects at a mutually agreeable price. If the Company and the joint venture partner are unable to agree on a price, appraisals will be obtained by both parties. If the appraised values vary by more than 10%, both the Company and the joint venture partner will agree on a third appraiser to determine which original appraisal is closest to its determination of value.

         During the quarter ended March 31, 2001, the Company's total improvements to real estate approximated $28.2 million. Of this amount, approximately $4.5 million, or $89 per unit, related to capital improvements and major repairs for the 1999, 2000 and 2001 Acquired Properties. Capital improvements and major repairs for all of the Company's pre-1999 Acquired Properties approximated $9.9 million or $64 per unit. Capital spent for replacement-type items approximated $11.4 million, or $56 per unit. In addition, approximately $1.7 million was spent on seven specific assets related to major renovations and repositioning of these assets. Also included in total improvements to real estate was approximately $0.7 million on commercial/other assets and Partially Owned Properties. Such improvements to real estate were primarily funded from net cash provided by operating activities. Total improvements to real estate budgeted for the remainder of 2001 are estimated to be approximately $110.0 million.

         Also included in total capital expenditures for the Company was approximately $1.8 million for non-real estate additions such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company's property management offices and its corporate offices. Such additions to non-real estate property were primarily funded from net cash provided by operating activities. Total additions to non-real estate property budgeted for the remainder of 2001 are estimated to be approximately $4.2 million.

         The Company, through its Globe subsidiary, has a policy of capitalizing expenditures made for rental furniture and property and equipment. Globe purchases furniture to replace furniture that has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. Expenditures for property and equipment that significantly enhance the value of existing assets or substantially extend the useful life of an asset are also capitalized. Expenditures for ordinary maintenance and repairs related to property and equipment are expensed as incurred. For the quarter ended March 31, 2001, total additions to rental furniture approximated $6.3 million and property and equipment approximated $0.7 million. Total additions to rental furniture and property and equipment budgeted for the remainder of 2001 are estimated to be approximately $18.0 million.

         Minority Interests as of March 31, 2001 increased by $24.7 million when compared to December 31, 2000. The primary factors that impacted this account during the quarter were:

- distributions declared to Minority Interests, which amounted to $9.9 million for the quarter (excluding preference unit/interest distributions);
-        the allocation of income from operations in the amount of $9.8 million;
- the allocation of Minority Interests from Partially Owned Properties in the amount of $0.1 million;
-        the conversion of OP Units into Common Shares; and
- the issuance of Common Shares, OP Units and Preference Interests during the quarter ended March 31, 2001.

                  Total distributions paid in April 2001 amounted to approximately $143.3 million, which included distributions declared for the quarter ended March 31, 2001.

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

         The Company has a revolving credit facility with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers to provide the Operating Partnership with potential borrowings of up to $700 million. As of May 1, 2001, no amounts were outstanding under this facility.

         In connection with the Globe Acquisition, the Company assumed a revolving credit facility with Fifth Third Bank with potential borrowings of up to $55.0 million. As of May 1, 2001, no amounts were outstanding under this facility.

                  In connection with the Wellsford Merger, the Company provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of May 1, 2001, this enhancement was still in effect at a commitment amount of $12.7 million.

FUNDS FROM OPERATIONS

         Funds from Operations ("FFO") represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States ("GAAP")), excluding gains or losses from sales of property and investments in technology segments, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.

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

                  For the quarter ended March 31, 2001, FFO available to Common Shares and OP Units-basic increased by $22.3 million, or 13.1% when compared to the quarter ended March 31, 2000.

         The following is a reconciliation of net income to FFO available to Common Shares and OP Units for the quarters ended March 31, 2001 and 2000 (amounts in thousands except per share and OP Unit amounts):



                                                                             QUARTER ENDED
                                                                               MARCH 31,
                                                                ---------------------------------
                                                                         2001             2000
                                                                ---------------  ----------------
STATEMENTS OF FUNDS FROM OPERATIONS

Net income                                                      $      135,280   $      101,139
Adjustments:
        Depreciation/amortization                                      113,474          110,081
        Allocation to Minority Interests - Operating
          Partnership                                                    9,796            7,096
        Net gain on sales of real estate                               (41,778)         (19,998)
        Extraordinary items                                               (311)               -
        Cumulative effect of change in accounting principle*             1,270                -
        Loss on investment in technology segment**                       3,003                -
                                                                ---------------  ----------------
FFO                                                                    220,734          198,318
Preferred distributions                                                (28,526)         (28,388)
                                                                ---------------  ----------------
FFO available to Common Shares and OP Units - basic             $      192,208   $      169,930
                                                                ---------------  ----------------
FFO available to Common Shares and OP Units - diluted           $      199,653   $      180,012
                                                                ===============  ================
Weighted average Common Shares and
        OP Units outstanding  - basic                                  144,829          140,264
                                                                ---------------  ----------------
Weighted average Common Shares and
        OP Units outstanding  - diluted                                154,008          151,329
                                                                ---------------  ----------------

* Represents the effect related to the Company's adoption of SFAS No. 133/138 on January 1, 2001.

** Represents the Company's portion of losses related to its investments in four technology companies.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no new or significant developments related to the legal proceedings that were discussed in Part I, Item III of the Company's Form 10-K for the year ended December 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits:

12       Computation of Ratio of Earnings to Fixed Charges

(B)      Reports on Form 8-K:

         A Report on Form 8-K dated March 2, 2001, regarding additional information on the prospectus supplement for the Company's $300 million unsecured note offering.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EQUITY RESIDENTIAL PROPERTIES TRUST

Date: May 11, 2001                By:  /s/        Bruce C. Strohm
      ------------                  --------------------------------------------
                                                  Bruce C. Strohm
                                    Executive Vice President, General Counsel
                                                   and Secretary

Date: May 11, 2001                By: /s/        Michael J. McHugh
      ------------                  --------------------------------------------
                                                 Michael J. McHugh
                                    Executive Vice President, Chief Accounting
                                                Officer and Treasurer