Form 10-Q
period 2001-06-30
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 2001-08-13
CIK 906107

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001

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

                                 (312) 474-1300
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      ----    ----

                       APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At August 1, 2001, 134,631,445 of the Registrant's Common Shares of Beneficial Interest were outstanding.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                         JUNE 30,       DECEMBER 31,
                                                                           2001             2000
                                                                      ---------------  ---------------
   ASSETS
   Investment in real estate
     Land                                                               $  1,772,184     $  1,770,019
     Depreciable property                                                 10,732,614       10,782,311
     Construction in progress                                                 60,971           39,130
                                                                      ---------------  ---------------
                                                                          12,565,769       12,591,460
     Accumulated depreciation                                             (1,535,333)      (1,352,236)
                                                                      ---------------  ---------------
   Investment in real estate, net of accumulated depreciation             11,030,436       11,239,224

   Real estate held for disposition                                           38,741           51,637
   Cash and cash equivalents                                                  26,614           23,772
   Investment in mortgage notes, net                                          73,765           77,184
   Investments in unconsolidated entities                                    328,231          316,540
   Rents receivable                                                            2,497            1,801
   Deposits - restricted                                                     235,619          231,639
   Escrow deposits - mortgage                                                 72,287           70,470
   Deferred financing costs, net                                              29,177           29,706
   Rental furniture, net                                                      54,366           60,183
   Property and equipment, net                                                 7,989            7,620
   Goodwill, net                                                              75,288           67,589
   Other assets                                                              102,726           86,601
                                                                      ---------------  ---------------
          Total assets                                                  $ 12,077,736     $ 12,263,966
                                                                      ===============  ===============

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities:
     Mortgage notes payable                                             $  3,040,281      $ 3,230,611
     Notes, net                                                            2,417,307        2,120,079
     Lines of credit                                                         133,000          355,462
     Accounts payable and accrued expenses                                   108,415          107,818
     Accrued interest payable                                                 63,503           51,877
     Rents received in advance and other liabilities                          68,896          100,819
     Security deposits                                                        46,775           46,272
     Distributions payable                                                   136,511           18,863
                                                                      ---------------  ---------------
          Total liabilities                                                6,014,688        6,031,801
                                                                      ---------------  ---------------

   COMMITMENTS AND CONTINGENCIES
   Minority Interests:
      Operating Partnership                                                  638,107          609,734
      Partially Owned Properties                                               2,457            2,884
                                                                      ---------------  ---------------
          Total Minority Interests                                           640,564          612,618
                                                                      ---------------  ---------------

   Shareholders' equity:
      Preferred Shares of beneficial interest, $.01 par value;
          100,000,000 shares authorized; 11,457,518 shares issued and outstanding as of June 30, 2001 and 20,003,166 shares
          issued and outstanding as of December 31, 2000                     969,495        1,183,136

      Common Shares of beneficial interest, $.01 par value;
          350,000,000 shares authorized; 134,393,787 shares issued and outstanding as of June 30, 2001 and 132,616,375 shares
          issued and outstanding as of December 31, 2000                       1,344            1,326
      Paid in capital                                                      4,802,073        4,739,782
      Employee notes                                                         (4,201)          (4,346)
      Distributions in excess of accumulated earnings                      (337,723)        (300,351)
      Accumulated other comprehensive income                                 (8,504)                -
                                                                      ---------------  ---------------
          Total shareholders' equity                                       5,422,484        5,619,547
                                                                      ---------------  ---------------
          Total liabilities and shareholders' equity                    $ 12,077,736     $ 12,263,966
                                                                      ===============  ===============

                             See accompanying notes

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED JUNE 30,      QUARTER ENDED JUNE 30,
                                                                    -------------------------- --------------------------------
                                                                        2001          2000            2001         2000
                                                                    -------------------------- --------------------------------
REVENUES
  Rental income                                                     $ 1,027,671    $   952,740    $   515,860    $   479,193
  Fee and asset management                                                4,140          2,835          2,168          1,435
  Interest income - investment in mortgage notes                          8,763          5,499          6,019          2,737
  Interest and other income                                              11,711          8,385          5,209          4,907
  Furniture income                                                       30,027           --           15,155           --
                                                                    -----------    -----------    -----------    -----------

        Total revenues                                                1,082,312        969,459        544,411        488,272
                                                                    -----------    -----------    -----------    -----------

EXPENSES
    Property and maintenance                                            280,783        227,845        143,746        113,977
    Real estate taxes and insurance                                      96,775         95,001         48,754         46,667
    Property management                                                  36,364         37,760         17,686         18,846
    Fee and asset management                                              3,648          2,102          1,764          1,036
    Depreciation                                                        225,878        224,512        113,350        112,626
    Interest:
         Expense incurred                                               190,383        190,263         95,107         95,152
         Amortization of deferred financing costs                         2,810          2,703          1,413          1,362
    General and administrative                                           14,079         13,216          7,325          6,518
    Furniture expenses                                                   30,496           --           15,668           --
    Amortization of goodwill                                              1,924           --              991           --
                                                                    -----------    -----------    -----------    -----------

        Total expenses                                                  883,140        793,402        445,804        396,184
                                                                    -----------    -----------    -----------    -----------

Income before allocation to Minority Interests, income from
     investments in unconsolidated entities, net gain on sales of real estate, extraordinary items and cumulative effect of
     change in accounting principle                                     199,172        176,057         98,607         92,088
Allocation to Minority Interests:
     Operating Partnership                                              (16,474)       (19,132)        (6,678)       (12,036)
     Partially Owned Properties                                            (238)           157           (133)           112
Income from investments in unconsolidated entities                       10,350          9,064          6,553          4,841
Net gain on sales of real estate                                         46,565         87,652          4,787         67,654
                                                                    -----------    -----------    -----------    -----------

Income before extraordinary items and cumulative effect of
     change in accounting principle                                     239,375        253,798        103,136        152,659
Extraordinary items                                                         106           --             (205)          --
Cumulative effect of change in accounting principle                      (1,270)          --             --             --
                                                                    -----------    -----------    -----------    -----------
Net income                                                              238,211        253,798        102,931        152,659



Preferred distributions                                                 (57,419)       (55,654)       (28,893)       (27,266)
                                                                    -----------    -----------    -----------    -----------

Net income available to Common Shares                               $   180,792    $   198,144    $    74,038    $   125,393
                                                                    ===========    ===========    ===========    ===========

Net income per share - basic                                        $      1.36    $      1.54    $      0.56    $      0.97
                                                                    ===========    ===========    ===========    ===========

Net income per share - diluted                                      $      1.34    $      1.54    $      0.55    $      0.96
                                                                    ===========    ===========    ===========    ===========

Weighted average Common Shares outstanding - basic                      132,890        128,435        133,179        129,072
                                                                    ===========    ===========    ===========    ===========

Weighted average Common Shares outstanding - diluted                    146,909        141,633        146,970        146,510
                                                                    ===========    ===========    ===========    ===========

Distributions declared per Common Share outstanding                 $      1.63    $      1.52    $     0.815    $      0.76
                                                                    ===========    ===========    ===========    ===========


                             See accompanying notes

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                    -------------------------
                                                                                       2001          2000
                                                                                    ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $ 238,211      $ 253,798
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
 ALLOCATION TO MINORITY INTERESTS:
    Operating Partnership                                                              16,474         19,132
    Partially Owned Properties                                                            238           (157)
 Cumulative effect of change in accounting principle                                    1,270           --
 Depreciation                                                                         230,805        224,512
 Amortization of deferred financing costs                                               2,810          2,703
 Amortization of discount on investment in mortgage notes                              (2,256)          --
 Amortization of goodwill                                                               1,924           --
 Amortization of discounts and premiums on debt                                        (1,007)        (1,153)
 Amortization of deferred settlements on interest rate protection agreements              317            246
 Income from investments in unconsolidated entities                                   (10,350)        (9,064)
 Net gain on sales of real estate                                                     (46,565)       (87,652)
 Extraordinary items                                                                     (106)          --
 Unrealized gain on interest rate protection agreements                                  (132)          --
 Book value of furniture sales and rental buy outs                                      5,497           --
 Compensation paid with Company Common Shares                                           6,741          2,845

CHANGES IN ASSETS AND LIABILITIES:
    (Increase) decrease in rents receivable                                              (705)           535
    (Increase) in deposits - restricted                                               (12,574)        (3,510)
    Additions to rental furniture                                                     (14,532)          --
    (Increase) in other assets                                                        (15,585)        (1,808)
    Increase in accounts payable and accrued expenses                                     597         16,769
    Increase in accrued interest payable                                               11,626            818
    (Decrease) in rents received in advance and other liabilities                          (4)        (5,378)
    Increase (decrease) in security deposits                                              522           (803)
                                                                                    ---------      ---------

  Net cash provided by operating activities                                           413,216        411,833
                                                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate                                                          (218,531)      (143,680)
  Improvements to real estate                                                         (63,269)       (58,360)
  Additions to non-real estate property                                                (3,520)        (2,399)
  Interest capitalized for real estate under construction                              (1,408)          (480)
  Proceeds from disposition of real estate, net                                       345,039        219,409
  Investment in property and equipment                                                 (1,626)          --
  Principal receipts on investment in mortgage notes                                    5,675          3,200
  Investments in unconsolidated entities                                              (43,167)       (87,105)
  Distributions from unconsolidated entities                                           16,711          9,845
  Proceeds from refinancing of unconsolidated entities                                  4,450          1,000
  Proceeds from disposition of unconsolidated entities                                    359          4,400
  Decrease (increase) in deposits on real estate acquisitions, net                      8,594        (35,854)
  (Increase) decrease in mortgage deposits                                             (2,344)         2,461
  Purchase of management contract rights                                                 --             (779)
  Business combinations, net of cash acquired                                          (7,603)        (4,261)
  Other investing activities, net                                                         (15)       (11,827)
                                                                                    ---------      ---------

   Net cash provided by (used for) investing activities                                39,345       (104,430)
                                                                                    ---------      ---------

                              See accompanying notes

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                              ----------------------
                                                                                 2001        2000
                                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Loan and bond acquisition costs                                              $  (3,948)   $  (2,005)
 MORTGAGE NOTES PAYABLE:
    Proceeds, net                                                                45,118      378,318
    Lump sum payoffs                                                           (237,040)    (104,484)
    Scheduled principal repayments                                              (16,367)     (14,126)
    Prepayment premiums                                                            (202)        --
 NOTES, NET:
    Proceeds, net                                                               299,316         --
    Scheduled principal repayments                                                 (147)        --
 LINES OF CREDIT:
    Proceeds                                                                    316,491      162,000
    Repayments                                                                 (538,953)    (462,000)
 (Payments) proceeds from settlement of interest rate protection agreements      (7,360)       7,055
 Proceeds from sale of Common Shares                                              5,383        4,575
 Proceeds from sale of Preferred Shares/Units                                    48,500       87,000
 Proceeds from exercise of options                                               29,468        9,473
 Redemption of Preferred Shares                                                (210,500)        --
 Payment of offering costs                                                       (1,317)      (2,240)
 DISTRIBUTIONS:
    Common Shares                                                              (109,189)     (97,486)
    Preferred Shares/Units                                                      (58,503)     (55,444)
    Minority Interests - Operating Partnership                                   (9,949)      (9,592)
    Minority Interests - Partially Owned Properties                                (665)        (617)
 Principal receipts on employee notes, net                                          145          119
                                                                              ---------    ---------
Net cash (used for) financing activities                                       (449,719)     (99,454)
                                                                              ---------    ---------
Net increase in cash and cash equivalents                                         2,842      207,949
Cash and cash equivalents, beginning of period                                   23,772       29,117
                                                                              ---------    ---------

Cash and cash equivalents, end of period                                      $  26,614    $ 237,066
                                                                              =========    =========

SUPPLEMENTAL INFORMATION:

Cash paid during the period for interest                                      $ 187,195    $ 190,854
                                                                              =========    =========

Mortgage loans assumed through real estate acquisitions                       $  45,918    $    --
                                                                              =========    =========

Net real estate contributed in exchange for OP Units or
    preference units                                                          $     --     $     636
                                                                              =========    =========

Mortgage loans (assumed) by purchaser in real estate dispositions             $ (27,358)   $(220,000)
                                                                              =========    =========

Transfers to real estate held for disposition                                 $  38,741    $  55,997
                                                                              =========    =========

Mortgage loans recorded as a result of consolidation of previously
    Unconsolidated Properties                                                 $     --     $  65,095
                                                                              =========    =========

Net liabilities recorded as a result of consolidation of previously
    Unconsolidated Properties                                                 $     --     $     792
                                                                              =========    =========

                              See accompanying notes

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BUSINESS

         Equity Residential Properties Trust, formed in March 1993 ("EQR"), is a self-administered and self-managed equity real estate investment trust ("REIT"). As used herein, the term "Company" means EQR, and its subsidiaries, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust, Evans Withycombe Residential, Inc., Merry Land & Investment Company, Inc. and Lexford Residential Trust (collectively, the "Mergers"). The Company also includes the businesses formerly operated by Globe Business Resources, Inc. ("Globe"), Temporary Quarters, Inc. ("TQ") and Grove Property Trust ("Grove"). The Company has elected to be taxed as a REIT under Section 856(c) of the Internal Revenue Code 1986, as amended (the "Code").

         The Company is engaged in the acquisition, disposition, ownership, management and operation of multifamily properties. As of June 30, 2001, the Company owned or had interests in a portfolio of 1,086 multifamily properties containing 226,150 apartment units (individually a "Property" and collectively the "Properties") consisting of the following:

                                        Number of         Number of
                                       Properties           Units
                                     ---------------- -----------------
  Wholly Owned Properties                  968              202,501
  Partially Owned Properties                15                3,067
  Unconsolidated Properties                103               20,582
                                     ---------------- -----------------
  Total Properties                       1,086              226,150
                                     ================ =================

2.       SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         For further information, including definitions for capitalized terms, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

         The Company employs derivative financial instruments to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. As of June 30, 2001, there were approximately $8.5 million in deferred losses, net, included in accumulated other comprehensive income.

         As of June 30, 2001, the Company has entered into swaps which have been designated as cash flow hedges with an aggregate notional amount of $927.9 million at interest rates ranging from 3.65125% to 6.74% maturing at various dates ranging from 2001 to 2007 with a net liability fair value of $7.6 million; and swaps which have been designated as fair value hedges with an aggregate notional amount of $296.4 million at interest rates ranging from 4.458% to 7.25% maturing at various dates ranging from 2003 to 2005 with a net asset fair value of $3.9 million.

         On June 30, 2001, the net derivative instruments were reported at their fair value as other liabilities of approximately $3.7 million. Within the next twelve months the Company expects to recognize an estimated $3.9 million of accumulated other comprehensive income as additional interest expense.

3.       SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

         The following table presents the changes in the Company's issued and outstanding Common Shares for the six months ended June 30, 2001:

                                                                   2001
       ------------------------------------------------------ ----------------
       Common Shares outstanding at January 1,                  132,616,375

       COMMON SHARES ISSUED:
       --------------------
       Conversion of Series E Preferred Shares                       67,764
       Conversion of Series H Preferred Shares                        2,745
       Employee Share Purchase Plan                                 106,441
       Dividend Reinvestment - DRIP Plan                              7,804
       Share Purchase - DRIP Plan                                     6,415
       Exercise of options                                          749,653
       Restricted share grants, net                                 332,177
       Conversion of OP Units                                       504,413
       ------------------------------------------------------ ----------------
       Common Shares outstanding at June 30,                    134,393,787
       ------------------------------------------------------ ----------------

         The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest are collectively referred to as the "Minority Interests - Operating Partnership". As of June 30, 2001, the Minority Interests - Operating Partnership held 12,002,294 OP Units. As a result, the Minority Interests - Operating Partnership had an 8.20% interest in the Operating Partnership at June 30, 2001. Assuming conversion of all OP Units into Common Shares, total Common Shares outstanding at June 30, 2001 would have been 146,396,081.

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

         During the six months ended June 30, 2001, the Company, through a subsidiary of the Operating Partnership, issued preference units with an equity value of $48.5 million, receiving net proceeds of $47.3 million:

O 510,000 7.875% Series G Cumulative Redeemable Preference Units (known as "Preference Interests") with an equity value of $25.5 million. The liquidation value of these units is $50 per unit. The 510,000 units are exchangeable into 510,000 shares of 7.875% Series M-4 Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. Dividends for the Series G Preference Interests or the Series M-4 Preferred Shares are payable quarterly at the rate of $3.9375 per unit/share per year.

O 190,000 7.625% Series H Cumulative Convertible Redeemable Preference Units with an equity value of $9.5 million. The liquidation value of these units is $50 per unit. The 190,000 units are exchangeable into 190,000 shares of 7.625% Series M-5 Convertible Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company or 143,526 Common Shares beginning March 2011. Dividends for the Series H Preference Interests or the Series M-5 Preferred Shares are payable quarterly at the rate of $3.8125 per unit/share per year.

O 270,000 7.625% Series I Cumulative Convertible Redeemable Preference Units with an equity value of $13.5 million. The liquidation value of these units is $50 per unit. The 270,000 units are exchangeable into 270,000 shares of 7.625% Series M-6 Convertible Cumulative

         Redeemable Preferred Shares of Beneficial Interest of the Company or 196,317 Common Shares beginning June 2011. Dividends for the Series I Preference Interests or the Series M-6 Preferred Shares are payable quarterly at the rate of $3.8125 per unit/share per year.

         The value of the Preference Interests are included in Minority Interests - Operating Partnership in the Consolidated Balance Sheets and the distributions incurred are included in preferred distributions in the Consolidated Statements of Operations. The Series M-4 Preferred Shares are not convertible into EQR Common Shares. The Series H Preference Interests and the Series M-5 Preferred Shares are convertible into EQR Common Shares at a conversion price ratio of 0.7554 common shares (equal to a conversion price of $66.19 per share) beginning in March 2011. The Series I Preference Interests and the Series M-6 Preferred Shares are convertible into EQR Common Shares at a conversion price ratio of 0.7271 common shares (equal to a conversion price of $68.76 per share) beginning in June 2011.

         The following table presents the Company's issued and outstanding Preferred Shares as of June 30, 2001 and December 31, 2000:

---------------------------------------------------------------------------------------------------------------
                                                                                        AMOUNTS IN THOUSANDS
                                                                                    ----------------------------
                                                                     ANNUAL
                                                                     DIVIDEND
                                                                     RATE PER         JUNE          DECEMBER
                                                                     SHARE (1)      30, 2001        31, 2000
---------------------------------------------------------------------------------------------------------------
Preferred Shares of beneficial interest, $.01 par value;
 100,000,000 shares authorized:

 9 3/8% Series A Cumulative Redeemable Preferred; liquidation              (2)   $            -  $      153,000
   value $25 per share; 0 and 6,120,000 shares issued and
   outstanding at June 30, 2001 and December 31, 2000,
   respectively


 9 1/8% Series B Cumulative Redeemable Preferred; liquidation        $22.81252          125,000         125,000
   value $250 per share; 500,000 shares issued and outstanding at June 30, 2001 and December 31, 2000

 9 1/8% Series C Cumulative Redeemable Preferred; liquidation        $22.81252          115,000         115,000
   value $250 per share; 460,000 shares issued and outstanding at June 30, 2001 and December 31, 2000

 8.60% Series D Cumulative Redeemable Preferred; liquidation         $21.50000          175,000         175,000
   value $250 per share; 700,000 shares issued and outstanding at June 30, 2001 and December 31, 2000

 Series E Cumulative Convertible Preferred; liquidation value         $1.75000           86,944          89,990
   $25 per share; 3,477,765 and 3,599,615 shares issued and
   outstanding at June 30, 2001 and December 31, 2000, respectively

 9.65% Series F Cumulative Redeemable Preferred; liquidation               (2)                -          57,500
   value $25 per share; 0 and 2,300,000 shares issued and
   outstanding at June 30, 2001 and December 31, 2000, respectively

 7 1/4% Series G Convertible Cumulative Preferred; liquidation       $18.12500          316,175         316,175
   value $250 per share; 1,264,700 shares issued and
   outstanding at June 30, 2001 and December 31, 2000

 7.00% Series H Cumulative Convertible Preferred; liquidation         $1.75000            1,376           1,471
   value $25 per share; 55,053 and 58,851 shares issued and
   outstanding at June 30, 2001 and December 31, 2000, respectively

 8.29% Series K Cumulative Redeemable Preferred; liquidation          $4.14500           50,000          50,000
   value $50 per share; 1,000,000 shares issued and outstanding at June 30, 2001 and December 31, 2000

 7.625% Series L Cumulative Redeemable Preferred; liquidation         $1.90625          100,000         100,000
   value $25 per share; 4,000,000 shares issued and outstanding at June 30, 2001 and December 31, 2000

--------------------------------------------------------------------  -----------------------------------------
                                                                                 $      969,495  $    1,183,136
--------------------------------------------------------------------  -----------------------------------------

(1) Dividends on all series of Preferred Shares are payable quarterly at various pay dates. Dividend rates listed for Series B, C, D and G are Preferred Share rates and the equivalent Depositary Share annual dividend rates are $2.281252, $2.281252, $2.15 and $1.8125, respectively.

(2) On June 25, 2001, the Company redeemed all of its outstanding Series A and F Cumulative Redeemable Preferred Shares at their liquidation values for cash consideration of $210.5 million.

4.       REAL ESTATE ACQUISITIONS

         During the six months ended June 30, 2001, the Company acquired the eight properties listed below from unaffiliated parties for a total purchase price of $232.1 million.

   -----------------------------------------------------------------------------------------------------------------
                                                                                                    ACQUISITION
                                                                                   NUMBER              PRICE
   DATE ACQUIRED                  PROPERTY                    LOCATION            OF UNITS         (IN THOUSANDS)
   --------------- --------------------------------------- -------------------------- ------------ -----------------
      01/04/01     Suerte                                  San Diego, CA                   272        $  37,500

      02/08/01     Westside Villas VI                      Los Angeles, CA                  18            4,550

      02/15/01     Riverview                               Norwalk, CT                      92            9,600

      03/15/01     Grand Reserve at Eagle Valley           Woodbury, MN                    394           54,250

      03/22/01     Legends at Preston                      Morrisville, NC                 382           30,200

      03/30/01     Mission Hills                           Oceanside, CA                   282           26,750

      03/30/01     River Oaks                              Oceanside, CA                   280           26,250

      05/18/01     Promenade at Aventura                   Aventura, FL                    296           43,000
   --------------- --------------------------------------- -------------------------- ------------ -----------------
                                                                                         2,016        $ 232,100
   --------------- --------------------------------------- -------------------------- ------------ -----------------

5.       REAL ESTATE DISPOSITIONS

         During the six months ended June 30, 2001, the Company disposed of the twenty-seven properties listed below to unaffiliated parties. When combined with gains from the joint venture, unconsolidated property sale and land sales discussed below, the Company recognized a net gain of approximately $46.6 million on these sales.

   --------------- ---------------------------------- -------------------------- ------------ -----------------
                                                                                                DISPOSITION
                                                                                   NUMBER          PRICE
    DATE DISPOSED              PROPERTY                           LOCATION        OF UNITS     (IN THOUSANDS)
   --------------- ---------------------------------- -------------------------- ------------ -----------------
      01/17/01     Meadowood II                       Indianapolis, IN                 74         $  1,300

      01/31/01     Concorde Bridge                    Overland Park, KS               248           15,600

      02/01/01     Springs of Country Woods           Salt Lake City, UT              590           31,000

      02/22/01     Riverview Estates                  Napoleon, OH                     90            1,750

      02/26/01     Chelsea Court                      Sandusky, OH                     62            1,600

      02/27/01     Concord Square                     Lawrenceburg, IN                 48            1,200

      02/28/01     Canyon Creek                       Tucson, AZ                      242            9,220

      03/06/01     Gentian Oaks                       Columbus, GA                     62            1,620

      03/06/01     Holly Park                         Columbus, GA                     66            1,730

      03/06/01     Stratford Lane I                   Columbus, GA                     67            1,750

      03/07/01     Estate on Quarry Lake              Austin, TX                      302           25,232

      03/08/01     Meadowood                          Crawfordsville, IN               64            1,300

      03/14/01     Mill Run                           Statesboro, GA                   88            2,350

      03/15/01     Laurel Court                       Fremont, OH                      69            1,450

      03/15/01     Regency Woods                      West Des Moines, IA             200            9,350

      04/16/01     Rosewood                           Tampa, FL                        66            1,650

      04/25/01     Parkcrest                          Southfield, MI                  210           12,950

      04/27/01     Westwood                           Newark, OH                       14              222

      04/30/01     Desert Park                        Las Vegas, NV                   368            9,900

      05/15/01     Carleton Court                     Erie, PA                         60            1,461

      05/16/01     River Oak                          Louisville, KY                  268           14,650

      06/07/01     Willowood                          Milledgeville, GA                61            1,550

      06/14/01     Quail Cove                         Salt Lake City, UT              420           20,000

      06/15/01     Beckford Place                     Wapakoneta, OH                   40              830

      06/27/01     The Birches                        Lima, OH                         58            1,120

      06/28/01     Pelican Pointe I and II            Jacksonville, FL                160            4,150

      06/28/01     Camden Way I and II                Kingsland, GA                   118            2,000
   --------------- ---------------------------------- -------------------------- ------------ -----------------
                                                                                    4,115        $ 176,935
   --------------- ---------------------------------- -------------------------- ------------ -----------------

         On February 23, 2001, the Company entered into a joint venture with an unaffiliated joint venture partner ("JVP"). At closing, the Company sold and/or contributed eleven wholly owned properties containing 3,011 units valued at $202.5 million to the joint venture encumbered with $20.2 million in mortgage loans obtained on February 16, 2001. An additional $123.6 million of mortgage loans was obtained by the joint venture. The JVP contributed cash in an amount equal to 75% of the equity in the joint venture, which was then distributed to the Company. The Company retained a 25% interest in the joint venture along with the right to manage the properties. In accordance with the respective joint venture organization documents, the Company and the JVP both shall have the right, but not the obligation, to infuse additional cash into the joint venture. There are no other agreements that require the Company or the JVP to infuse cash into each joint venture. In addition, the Company and the JVP have not guaranteed the mortgage indebtedness of the joint venture. As a result, the Company recognized 75% of the gain on the sales and/or contributions of property to the joint venture, which totaled approximately $36.4 million. The Company has classified its initial $3.4 million 25% interest in the joint venture (at carryover basis) as investments in unconsolidated entities and accounted for it under the equity method of accounting.

         In addition, during the six months ended June 30, 2001, the Company sold its entire interest in one Unconsolidated Property containing 74 units for approximately $0.4 million and sold vacant parcels of land in Richmond, VA and Jacksonville, FL for $11.2 million and $0.2 million, respectively.

6.       COMMITMENTS TO ACQUIRE/DISPOSE OF REAL ESTATE

         As of June 30, 2001, the Company had entered into separate agreements to acquire eight multifamily properties containing 2,922 units from unaffiliated parties. The Company expects a combined purchase price of approximately $360.1 million, including the assumption of mortgage indebtedness of approximately $44.8 million.

         As of June 30, 2001, in addition to the Properties that were subsequently disposed of as discussed in Note 15 of the Notes to Consolidated Financial Statements, the Company had entered into separate agreements to dispose of fifteen multifamily properties containing 2,995 units to unaffiliated parties. The Company expects a combined disposition price of approximately $137.0 million.

         The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

7.       INVESTMENTS IN UNCONSOLIDATED ENTITIES

         The Company has entered into two separate joint venture agreements with third party development companies whereby the Company contributes 25% to 30% of the development cost to the joint venture in return for preferential returns of 9.0% per annum. The basis of the Company's equity investments in these two joint ventures was $273.8 million and $235.9 million as of June 30, 2001 and December 31, 2000, respectively.

         The Company also has various other investments in unconsolidated entities with ownership interests ranging from 1.5% to 50.0%. The basis of these equity investments was $54.4 million and $80.6 million as of June 30, 2001 and December 31, 2000, respectively.

         These investments are accounted for under the equity method of accounting.

8.       DEPOSITS - RESTRICTED

         Deposits-restricted as of June 30, 2001 primarily included the following:

              O deposits in the amount of $49.5 million held in third party escrow accounts to provide collateral for third party construction financing in connection with joint venture agreements;

              O approximately $151.6 million in tax-deferred (1031) exchange proceeds; and

              O approximately $34.5 million for tenant security, utility, and other deposits.

9.       MORTGAGE NOTES PAYABLE

         As of June 30, 2001, the Company had outstanding mortgage indebtedness of approximately $3.0 billion.

         During the six months ended June 30, 2001 the Company:

             O repaid $237.0 million of mortgages due at or prior to maturity and/or at the disposition date of the respective Property;

             O assumed $45.9 million of mortgage debt on four properties in connection with their acquisitions;

             O disposed of $27.4 million of mortgage debt assumed by the purchaser in connection with the disposition of certain properties;

             O obtained $26.0 million of new mortgage debt on previously unencumbered properties; and

             O received $19.1 million in construction loan draw proceeds on two properties.

         As of June 30, 2001, scheduled maturities for the Company's outstanding mortgage indebtedness are at various dates through October 1, 2033. The interest rate range on the Company's mortgage debt was 2.5% to 12.465% at June 30, 2001. During the six months ended June 30, 2001, the weighted average interest rate on the Company's mortgage debt was 6.64%.

10.      NOTES

         As of June 30, 2001, the Company had outstanding unsecured notes of approximately $2.4 billion.

         During the six months ended June 30, 2001, the Company issued $300.0 million of ten-year 6.95% fixed-rate public unsecured notes and received net proceeds of $297.4 million.

         As of June 30, 2001, scheduled maturities for the Company's outstanding notes are at various dates through 2029. The interest rate range on the Company's notes was 4.75% to 9.375% at June 30, 2001. During the six months ended June 30, 2001, the weighted average interest rate on the Company's notes was 6.99%.

11.      LINES OF CREDIT

         The Company has a revolving credit facility to provide the Operating Partnership with potential borrowings of up to $700.0 million. As of June 30, 2001, $133.0 million was outstanding under this facility and $60.9 million was restricted on the line of credit.

         In connection with the Globe acquisition, the Company assumed a revolving credit facility with potential borrowings of up to $55.0 million. On May 31, 2001, this credit facility was terminated.

         During the six months ended June 30, 2001, the weighted average interest rate on the Company's lines of credit was 6.59%.

12.      CALCULATION OF NET INCOME PER WEIGHTED AVERAGE COMMON SHARE

         The following tables set forth the computation of net income per share
- basic and net income per share - diluted.

                                                                     SIX MONTHS ENDED JUNE 30,           QUARTER ENDED JUNE 30,
                                                                -----------------------------------------------------------------
                                                                         2001            2000             2001             2000
                                                                -----------------------------------------------------------------
                                                                           (amounts in thousands except per share amounts)

NUMERATOR:
Income before allocation to Minority Interests, income from
    investments in unconsolidated entities, net gain on sales
    of real estate, extraordinary items, cumulative effect
    of change in accounting principle and preferred
    distributions                                                     $ 199,172        $ 176,057         $98,607        $  92,088

Allocation to Minority Interests:
    Operating Partnership                                               (16,474)         (19,132)         (6,678)         (12,036)
    Partially Owned Properties                                             (238)             157            (133)             112
Income from investments in unconsolidated entities                       10,350            9,064           6,553            4,841
Preferred distributions                                                 (57,419)         (55,654)        (28,893)        (27,266)
                                                                     ------------------------------------------------------------

Income before net gain on sales of real estate,
    extraordinary items and cumulative effect of change in
    accounting principle                                                135,391          110,492          69,456           57,739

Net gain on sales of real estate                                         46,565           87,652           4,787           67,654
Extraordinary items                                                         106                -            (205)              -
Cumulative effect of change in accounting principle                      (1,270)               -               -               -
                                                                     ------------------------------------------------------------

Numerator for net income per share - basic                              180,792          198,144          74,038          125,393

Effect of dilutive securities:
    Allocation to Minority Interests -
        Operating Partnership                                            16,474           19,132           6,678           12,036
Distributions on convertible preferred shares/units                         242              267               -            3,526
                                                                     ------------------------------------------------------------

Numerator for net income per share - diluted                           $197,508         $217,543         $80,716        $ 140,955
                                                                     ============================================================


DENOMINATOR:
Denominator for net income per share - basic                            132,890          128,435         133,179          129,072
Effect of dilutive securities:
    OP Units                                                             12,153           12,415          12,076           12,364
    Convertible preferred shares/units                                      185              204               -            4,304
    Share options/restricted shares                                       1,681              579           1,715              770
                                                                     ------------------------------------------------------------

Denominator for net income per share - diluted                          146,909          141,633         146,970          146,510
                                                                     ============================================================

Net income per share - basic                                            $  1.36          $  1.54         $  0.56          $  0.97
                                                                     ============================================================

Net income per share - diluted                                          $  1.34          $  1.54         $  0.55          $  0.96
                                                                     ============================================================

                                                                     SIX MONTHS ENDED JUNE 30,         QUARTER ENDED JUNE 30,
                                                                  ---------------------------------------------------------------
                                                                      2001             2000            2001             2000
                                                                  ---------------------------------------------------------------
                                                                        (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
NET INCOME PER SHARE - BASIC:
Income before net gain on sales of real estate, extraordinary items and cumulative effect of change in accounting
  principle per share - basic                                        $  1.05          $  0.92          $  0.53         $  0.49
Net gain on sales of real estate                                        0.32             0.62             0.03            0.48
Extraordinary items                                                        -                -                -               -
Cumulative effect of change in accounting principle                    (0.01)               -                -               -
                                                                  ---------------------------------------------------------------

Net income per share - basic                                         $  1.36          $  1.54          $  0.56         $  0.97
                                                                  ===============================================================

NET INCOME PER SHARE - DILUTED:

Income before net gain on sales of real estate, extraordinary items and cumulative effect of change in accounting
   principle per share - diluted                                     $  1.03          $  0.92          $  0.52         $  0.50
Net gain on sales of real estate                                        0.32             0.62             0.03            0.46
Extraordinary items                                                        -                -                -               -
Cumulative effect of change in accounting principle                    (0.01)               -                -               -
                                                                  ---------------------------------------------------------------

Net income per share - diluted                                       $  1.34          $  1.54          $  0.55         $  0.96
                                                                  ===============================================================


CONVERTIBLE PREFERRED SHARES/UNITS THAT COULD BE CONVERTED INTO 7,460,692 AND 9,970,878 WEIGHTED AVERAGE COMMON SHARES FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000, RESPECTIVELY, AND 7,689,955 AND 5,402,779 WEIGHTED AVERAGE COMMON SHARES FOR THE QUARTERS ENDED JUNE 30, 2001 AND JUNE 30, 2000, RESPECTIVELY, WERE OUTSTANDING BUT WERE NOT INCLUDED IN THE COMPUTATION OF DILUTED EARNINGS PER SHARE BECAUSE THE EFFECTS WOULD BE ANTI-DILUTIVE.

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

         In regards to the funding of Properties in the development and/or earnout stage and the joint venture agreements with two multifamily residential real estate developers, the Company funded a total of $71.4 million during the six months ended June 30, 2001. During the remainder of 2001, the Company expects to fund approximately $66.0 million in connection with these Properties. In connection with one joint venture agreement, the Company has an obligation to fund up to an additional $12.5 million to guarantee third party construction financing. As of June 30, 2001, the Company has 20 projects under development with estimated completion dates ranging from September 30, 2001 through June 30, 2003. At any time following the completion of construction of any development property, the Company's joint venture partners have the right to cause the Company to acquire their respective interests in the completed projects at a mutually agreeable price. If the Company and the joint venture partner are unable to agree on a price, appraisals will be obtained by both parties. If the appraised values vary by more than 10%, both the Company and the joint venture partner will agree on a third appraiser to determine which original appraisal is closest to its determination of value.

         In connection with the Wellsford Merger, the Company provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of June 30, 2001, this enhancement was still in effect at a commitment amount of $12.7 million.

14.      REPORTABLE SEGMENTS

         The following tables set forth the reconciliation of net income and total assets for the Company's reportable segments for the six months and quarter ended June 30, 2001 and net income for the six months and quarter ended June 30, 2000.


                      SIX MONTHS ENDED                         RENTAL REAL       CORPORATE/
            JUNE 30, 2001 (AMOUNTS IN THOUSANDS)               ESTATE (1)        OTHER (2)   CONSOLIDATED
---------------------------------------------------------------------------------------------------------
Rental income                                                $  1,027,671     $      --      $  1,027,671
Fee and asset management income                                      --             4,140           4,140
Furniture income                                                     --            30,027          30,027
Property and maintenance expense                                 (280,783)           --          (280,783)
Real estate tax and insurance expense                             (96,775)           --           (96,775)
Property management expense                                       (36,364)           --           (36,364)
Fee and asset management expense                                     --            (3,648)         (3,648)
Furniture expenses                                                   --           (30,496)        (30,496)
                                                             --------------------------------------------
Net operating income                                              613,749              23         613,772

Interest income - investment in mortgage notes                       --             8,763           8,763
Interest and other income                                            --            11,711          11,711
Depreciation expense on non-real estate assets                       --            (3,980)         (3,980)
Interest expense:
    Expense incurred                                                 --          (190,383)       (190,383)
    Amortization of deferred financing costs                         --            (2,810)         (2,810)
General and administrative expense                                   --           (14,079)        (14,079)
Allocation to Minority Interests - Partially
  Owned Properties                                                   --              (238)           (238)
Income from investments in unconsolidated entities                   --            10,350          10,350
Preferred distributions                                              --           (57,419)        (57,419)
Adjustment for loss on investment in
  technology segment                                                 --             6,775           6,775
Adjustment for depreciation expense related
  to Unconsolidated and Partially Owned Properties                   --             4,729           4,729
                                                             --------------------------------------------
Funds from operations available to Common Shares
  and OP Units                                                    613,749        (226,558)        387,191

Depreciation/amortization                                        (221,898)         (1,924)       (223,822)
Net gain on sales of real estate                                   46,565            --            46,565
Extraordinary items                                                  --               106             106
Cumulative effect of change in accounting principle                  --            (1,270)         (1,270)
Allocation to Minority Interests - Operating Partnership             --           (16,474)        (16,474)
Adjustment for loss on investment in
  technology segment                                                 --            (6,775)         (6,775)
Adjustment for depreciation expense related
  to Unconsolidated and Partially Owned Properties                   --            (4,729)         (4,729)
                                                             --------------------------------------------
Net income available to Common Shares                        $    438,416     $  (257,624)   $    180,792
                                                             ============================================


Investment in real estate, net of accumulated depreciation   $ 11,014,139     $    16,297    $ 11,030,436
                                                             ============================================

Total assets                                                 $ 11,052,880     $  1,024,856   $ 12,077,736
                                                             ============================================


                      SIX MONTHS ENDED                       RENTAL REAL     CORPORATE/
            JUNE 30, 2000 (AMOUNTS IN THOUSANDS)             ESTATE (1)      OTHER (2)     CONSOLIDATED
-------------------------------------------------------------------------------------------------------
Rental income                                              $    952,740    $       --      $    952,740
Fee and asset management income                                    --             2,835           2,835
Property and maintenance expense                               (227,845)           --          (227,845)
Real estate tax and insurance expense                           (95,001)           --           (95,001)
Property management expense                                     (37,760)           --           (37,760)
Fee and asset management expense                                   --            (2,102)         (2,102)
                                                           --------------------------------------------
Net operating income                                            592,134             733         592,867

Interest income - investment in mortgage notes                     --             5,499           5,499
Interest and other income                                          --             8,385           8,385
Depreciation expense on non-real estate assets                     --            (3,157)         (3,157)
Interest expense:
   Expense incurred                                                --          (190,263)       (190,263)
   Amortization of deferred financing costs                        --            (2,703)         (2,703)
General and administrative expense                                 --           (13,216)        (13,216)
Allocation to Minority Interests - Partially Owned
   Properties                                                      --               157             157
Income from investments in unconsolidated entities                 --             9,064           9,064
Preferred distributions                                            --           (55,654)        (55,654)
Adjustment for depreciation expense related to
   Unconsolidated and Partially Owned Properties                   --              (491)           (491)
                                                           --------------------------------------------
Funds from operations available to Common Shares and OP
   Units                                                        592,134        (241,646)        350,488

Depreciation expense on real estate assets                     (221,355)           --          (221,355)
Net gain on sales of real estate                                 87,652            --            87,652
Allocation to Minority Interests - Operating Partnership           --           (19,132)        (19,132)
Adjustment for depreciation expense related to
   Unconsolidated and Partially Owned Properties                   --               491             491
                                                           --------------------------------------------

Net income available to Common Shares                      $    458,431    $   (260,287)   $    198,144
                                                           ============================================

                                                              RENTAL REAL    CORPORATE/
     QUARTER ENDED JUNE 30, 2001 (AMOUNTS IN THOUSANDS)       ESTATE (1)      OTHER (2)     CONSOLIDATED
 --------------------------------------------------------------------------------------------------------
 Rental income                                              $    515,860    $       --      $    515,860
 Fee and asset management income                                    --             2,168           2,168
 Furniture income                                                   --            15,155          15,155
 Property and maintenance expense                               (143,746)           --          (143,746)
 Real estate tax and insurance expense                           (48,754)           --           (48,754)
 Property management expense                                     (17,686)           --           (17,686)
 Fee and asset management expense                                   --            (1,764)         (1,764)
 Furniture expenses                                                 --           (15,668)        (15,668)
                                                            --------------------------------------------
 Net operating income                                            305,674            (109)        305,565

 Interest income - investment in mortgage notes                     --             6,019           6,019
 Interest and other income                                          --             5,209           5,209
 Depreciation expense on non-real estate assets                     --            (1,998)         (1,998)
 Interest expense:
    Expense incurred                                                --           (95,107)        (95,107)
    Amortization of deferred financing costs                        --            (1,413)         (1,413)
 General and administrative expense                                 --            (7,325)         (7,325)
 Allocation to Minority Interests - Partially Owned
    Properties                                                      --              (133)           (133)
 Income from investments in unconsolidated entities                 --             6,553           6,553
 Preferred distributions                                            --           (28,893)        (28,893)
 Adjustment for loss on investment in
    technology segment                                              --             3,772           3,772
 Adjustment for depreciation expense related to
    Unconsolidated and Partially Owned Properties                   --             2,734           2,734
                                                            --------------------------------------------
 Funds from operations available to Common Shares and
    OP Units                                                     305,674        (110,691)        194,983

 Depreciation/amortization                                      (111,352)           (991)       (112,343)
 Net gain on sales of real estate                                  4,787            --             4,787
 Extraordinary items                                                --              (205)           (205)
 Allocation to Minority Interests - Operating Partnership           --            (6,678)         (6,678)
 Adjustment for loss on investment in
    technology segment                                              --            (3,772)         (3,772)
 Adjustment for depreciation expense related
    to Unconsolidated and Partially Owned Properties                --            (2,734)         (2,734)
                                                            --------------------------------------------

 Net income available to Common Shares                      $    199,109    $   (125,071)   $     74,038
                                                            ============================================

                                                            RENTAL REAL      CORPORATE/
     QUARTER ENDED JUNE 30, 2000 (AMOUNTS IN THOUSANDS)     ESTATE (1)       OTHER (2)     CONSOLIDATED
 ------------------------------------------------------------------------------------------------------
Rental income                                              $    479,193    $       --      $    479,193
Fee and asset management income                                    --             1,435           1,435
Property and maintenance expense                               (113,977)           --          (113,977)
Real estate tax and insurance expense                           (46,667)           --           (46,667)
Property management expense                                     (18,846)           --           (18,846)
Fee and asset management expense                                   --            (1,036)         (1,036)
                                                           --------------------------------------------
Net operating income                                            299,703             399         300,102

Interest income - investment in mortgage notes                     --             2,737           2,737
Interest and other income                                          --             4,907           4,907
Depreciation expense on non-real estate assets                     --            (1,590)         (1,590)
Interest expense:
   Expense incurred                                                --           (95,152)        (95,152)
   Amortization of deferred financing costs                        --            (1,362)         (1,362)
General and administrative expense                                 --            (6,518)         (6,518)
Allocation to Minority Interests - Partially Owned
   Properties                                                      --               112             112
Income from investments in unconsolidated entities                 --             4,841           4,841
Preferred distributions                                            --           (27,266)        (27,266)
Adjustment for depreciation expense related to
   Unconsolidated and Partially Owned Properties                   --              (253)           (253)
                                                           --------------------------------------------
Funds from operations available to Common Shares and OP
   Units                                                        299,703        (119,145)        180,558

Depreciation expense on real estate assets                     (111,036)           --          (111,036)
Net gain on sales of real estate                                 67,654            --            67,654
Allocation to Minority Interests - Operating Partnership           --           (12,036)        (12,036)
Adjustment for depreciation expense related to
   Unconsolidated and Partially Owned Properties                   --               253             253
                                                           --------------------------------------------

Net income available to Common Shares                      $    256,321    $   (130,928)   $    125,393
                                                           ============================================

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

15.      SUBSEQUENT EVENTS


       Subsequent to June 30, 2001 and through August 8, 2001, the Company:

       O disposed of seven Properties consisting of 1,081 units for approximately $54.0 million;

       O   repaid $9.4 million of mortgage debt at maturity on one property;

       O obtained $301.5 million in new first mortgage financing on twenty-one Unconsolidated Properties, of which $55.7 million of the refinancing proceeds was used to repay principal on the Company's investment in mortgage notes;

       O funded $11.7 million related to the development, earnout and joint venture agreements; and

       O announced a two-for-one split of its Common Shares and OP Units to be effective September 21, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         For further information including definitions for capitalized terms, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

         Forward-looking statements in this report are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "expects" and "anticipates" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

     o alternative sources of capital to the Company are more expensive than anticipated;

     o occupancy levels and market rents may be adversely affected by local economic and market conditions, which are beyond the Company's control; and

     o additional factors as discussed in Part I of the Annual Report on Form 10-K.

         Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update or correct any of these forward-looking statements, in light of events or circumstances arising or existing after the date hereof.

RESULTS OF OPERATIONS

         The following table summarizes the number of Properties and related units for the periods presented:


                                PORTFOLIO SUMMARY

                                        SIX MONTHS ENDED JUNE 30,
                            ------------------------------------------------
                                      2001                    2000
                                      ----                    ----
                            PROPERTIES       UNITS    PROPERTIES       UNITS
                            ----------    --------    ----------    --------
Beginning of period              1,104     227,704         1,064     226,317
Acquisitions                         8       2,017             3         952
Dispositions                       (28)     (4,189)          (16)     (3,356)
Completed Developments               2         618             2         470
                              --------    --------      --------    --------
End of period                    1,086     226,150         1,053     224,383
                              ========    ========      ========    ========

         In addition, the Company sold and/or contributed eleven wholly owned Properties containing 3,011 units to a joint venture entity during the six months ended June 30, 2001. The Company sold and/or contributed 21 wholly owned properties containing 5,211 units to two joint venture entities during the six months ended June 30, 2000. The Company retained a 25% interest along with the rights to manage these joint venture Properties.

         The Company's overall results of operations for the six months and quarters ended June 30, 2001 and 2000 have been significantly impacted by the Company's acquisition and disposition activity. The significant changes in revenues and expenses can primarily be attributed to the acquisition of Globe as well as the 2001 and the 2000 Acquired Properties, partially offset by the disposition of the 2001 and the 2000 Disposed Properties. This impact is discussed in greater detail in the following paragraphs.

         Properties that the Company owned for all of both the six month periods ended June 30, 2001 and June 30, 2000 (the "Six-Month 2001 Same Store Properties"), which represented 186,443 units, and Properties that the Company owned for all of both the quarters ended June 30, 2001 and June 30, 2000 (the "Second-Quarter 2001 Same Store Properties"), which represented 186,777 units, also impacted the Company's results of operations. Both the Six-Month 2001 Same Store Properties and Second-Quarter 2001 Same Store Properties are discussed in the following paragraphs.

         COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 TO SIX MONTHS ENDED JUNE 30, 2000

         For the six months ended June 30, 2001, income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain on sales of real estate, extraordinary items and cumulative effect of change in accounting principle increased by approximately $23.1 million when compared to the six months ended June 30, 2000.

         Rental income from the Six-Month 2001 Same Store Properties increased by approximately $44.7 million to $880.0 million or 5.4% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. For the remainder of 2001, the Company expects to achieve rental income increases of 4.75% to 5.0% from Same Store Properties. These estimated increases are subject to certain risks and uncertainties including, but not limited to, maintaining an overall average occupancy rate of 94.5%.

         Property operating expenses from the Six-Month 2001 Same Store Properties, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $14.6 million or 4.8%. The increase in "same store" expenses is primarily attributable to a $4.9 million, or 10.3%, increase in utilities and a $4.5 million, or 6.0% increase in payroll costs. For the remainder of 2001, the Company expects to maintain expense growth at no more than 4.0% to 4.5% for the Same Store Properties.

         Rental income from properties other than Six-Month 2001 Same Store Properties increased by approximately $30.2 million primarily as a result of revenue from the Company's corporate housing business and the acquisition of Properties during the periods presented. The Company expects similar trends in the future subject to certain risks and uncertainties including that any new acquisitions perform at the Company's pro forma expectations.

         Interest income-investment in mortgage notes increased by approximately $3.3 million as a result of receiving deferred interest income on certain of the mortgage notes. The payment of this deferred interest income was triggered by the refinancing of these mortgage notes subsequent to quarter-end. In addition, a portion of the proceeds from the refinancing were used to partially repay the Company's investment in mortgage notes. As a result, the Company anticipates that the interest income recognized on mortgage notes will decline in future quarters.

         Interest and other income increased by approximately $3.3 million, primarily as a result of carrying larger balances in various tax deferred 1031 exchange accounts. These proceeds are invested in money market investments and earn interest income until the Company purchases additional multi-family properties or the period to reinvest such exchange proceeds expires.

         Property management expenses included off-site expenses associated with the self-management of the Company's Properties. These expenses decreased by approximately $1.4 million. This decrease is primarily the result of managing fewer of the Company's properties and managing more properties that were either sold and/or contributed to various unconsolidated joint ventures. In addition, the Company continues to acquire properties in major metropolitan areas and dispose of assets in smaller multi-family rental markets where the Company does not have a significant management presence. As a result, the Company is able to achieve economies of scale by not increasing off-site management expenses as it acquires additional properties.

         Fee and asset management revenues and fee and asset management expenses increased as a result of the Company continuing to manage Properties that were sold and/or contributed to various unconsolidated joint venture entities. As of June 30, 2001 and 2000, the Company managed 19,844 and 18,361 units, respectively, for third parties and the unconsolidated joint venture entities.

         Furniture income and furniture expenses are associated with the operation of the furniture rental business assumed in connection with the Globe acquisition, which occurred in July 2000. Furniture expenses include a depreciation charge on furniture held in inventory and property and equipment directly related to the furniture business.

         Interest expense, including amortization of deferred financing costs, increased approximately $0.2 million. The effective interest cost on all of the Company's indebtedness for the six months ending June 30, 2001 was 7.07% as compared to 7.27% for the six months ended June 30, 2000. For the remainder of 2001, the Company expects interest rates to decrease slightly due to lower variable rates. In connection with the scheduled maturity of $150 million of indebtedness due in November 2001, the Company anticipates to refinance this indebtedness for a similar amount and to incur interest costs approximating 7.0% per annum.

         General and administrative expenses, which include corporate operating expenses, increased approximately $0.9 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel and higher overall compensation expenses including a current year expense associated with the awarding of restricted shares to key employees in 2001.

         Net gain on sales of real estate decreased approximately $41.1 million between the periods under comparison. This decrease is primarily the result of a fewer number of units sold during the six months ended June 30, 2001 (7,200 units including the joint venture properties) as compared to the six months ended June 30, 2000 (8,567 units including the joint venture properties). In addition, the Company sold older and more fully depreciated properties during the six months ended June 30, 2000 as compared to the six months ended June 30, 2001.

         COMPARISON OF QUARTER ENDED JUNE 30, 2001 TO QUARTER ENDED
JUNE 30, 2000

         For the quarter ended June 30, 2001, income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain on sales of real estate, extraordinary items and cumulative effect of change in accounting principle increased by approximately $6.5 million when compared to the quarter ended June 30, 2000.

         Rental income from the Second-Quarter 2001 Same Store Properties increased by approximately $21.7 million to $443.9 million or 5.1% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. For the remainder of 2001, the Company expects to achieve rental income increases of 4.75% to 5.0% from Same Store Properties. These estimated increases are subject to certain risks and uncertainties including, but not limited to, maintaining an overall average occupancy rate of 94.5%.

         Property operating expenses from the Second-Quarter 2001 Same Store Properties, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $5.9 million or 3.8%. The increase in "same store" expenses is primarily attributable to a $1.2 million, or 4.9%, increase in utilities and a $2.4 million, or 6.4% increase in payroll costs. For the remainder of 2001, the Company expects to maintain expense growth at no more than 4.0% to 4.5% for the Same Store Properties.

         Rental income from properties other than Second-Quarter 2001 Same Store Properties increased by approximately $15.0 million primarily as a result of revenue from the Company's corporate housing business and the acquisition of properties during the periods presented. The Company expects similar trends in the future subject to certain risks and uncertainties including that any new acquisitions perform at the Company's pro forma expectations.

         Interest income-investment in mortgage notes increased by approximately $3.3 million as a result of receiving deferred interest income on certain of the mortgage notes. The payment of this deferred interest income was triggered by the refinancing of these mortgage notes subsequent to quarter-end. In addition, a portion of the proceeds from the refinancing were used to partially repay the Company's investment in mortgage notes. As a result, the Company anticipates that the interest income recognized on mortgage notes will decline in future quarters.

         Interest and other income increased by approximately $0.3 million, primarily as a result of carrying larger balances in various tax deferred 1031 exchange accounts. These proceeds are invested in money market investments and earn interest income until the Company purchases additional multi-family properties or the period to reinvest such exchange proceeds expires.

         Property management expenses included off-site expenses associated with the self-management of the Company's Properties. These expenses decreased by approximately $1.4 million. This decrease is primarily the result of managing fewer of the Company's properties and managing more properties that were either sold and/or contributed to various unconsolidated joint ventures. In addition, the Company continues to acquire properties in major metropolitan areas and dispose of assets in smaller multi-family rental markets where the Company does not have a significant management presence. As a result, the Company is able to achieve economies of scale by not increasing off-site management expenses as it acquires additional properties.

         Fee and asset management revenues and fee and asset management expenses increased slightly as a result of the Company continuing to manage Properties that were sold and/or contributed to various unconsolidated joint venture entities.

         Furniture income and furniture expenses are associated with the operation of the furniture rental business assumed in connection with the Globe acquisition, which occurred in July 2000. Furniture expenses include a depreciation charge on furniture held in inventory and property and equipment directly related to the furniture business.

         Interest expense, including amortization of deferred financing costs, increased slightly. The effective interest cost on all of the Company's indebtedness for the quarter ending June 30, 2001 was 7.07% as compared to 7.39% for the quarter ended June 30, 2000. For the remainder of 2001, the Company expects interest rates to decrease slightly due to lower variable rates.

         General and administrative expenses, which include corporate operating expenses, increased approximately $0.8 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel and higher overall compensation expenses including a current year expense associated with the awarding of restricted shares to key employees in 2001.

         Net gain on sales of real estate decreased approximately $62.9 million between the periods under comparison. This decrease is primarily the result of fewer units sold during the quarter ended June 30, 2001, which included 1,917 wholly owned units, 74 unconsolidated units and one land sale as compared to 1,194 wholly owned units and 5,211 joint venture units (75% gain recognition) sold in the quarter ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 1, 2001, the Company had approximately $23.8 million of cash and cash equivalents and the amounts available on the Company's lines of credit were $399.5 million, of which $53.5 million was restricted. After taking into effect the various transactions discussed in the following paragraphs, the Company's cash and cash equivalents balance at June 30, 2001 was approximately $26.6 million and the amount available on the Company's line of credit was $567.0 million, of which $60.9 million was restricted.

         Part of the Company's strategy in funding the purchase of multifamily properties, funding its Properties in the development and/or earnout stage and the funding of the Company's investment in two joint ventures with multifamily real estate developers is to utilize its lines of credit and to subsequently repay the lines of credit from the disposition of Properties or the issuance of additional equity or debt securities. Continuing to utilize this strategy during the first six months of 2001, the Company:

     o disposed of twenty-eight properties (including one Unconsolidated Property) and two vacant parcels of land and received net proceeds of $177.8 million;

     o issued $300.0 million of unsecured debt receiving net proceeds of $297.4 million;

     o sold and/or contributed eleven properties to a joint venture and received net proceeds of $167.6 million;

     o issued $48.5 million of three new series of Preference Interests and received net proceeds of $47.3 million; and

     o   obtained $45.1 million in new mortgage financing.

During the six months ended June 30, 2001, the Company:

     O   reduced its line of credit borrowings by approximately $222.5 million;

     O   funded $210.5 million to redeem all of its Series A and F Preferred
         Shares;

     O   repaid approximately $237.0 million of mortgage indebtedness;

     O funded $71.4 million related to the development, earnout and joint venture agreements; and

     O acquired $232.1 million of additional properties ($45.9 million of mortgage assumptions and $186.2 million of cash).

The Company's total debt summary, as of June 30, 2001, included:

-------------------------------------------------------------------------------
                          DEBT SUMMARY AS OF 6/30/01
-------------------------------------------------------------------------------

                                                                 Weighted
                                            $ Millions         Average Rate
                                       --------------------- ------------------
Secured                                               3,040              6.71%
Unsecured                                             2,550              6.83%
                                       --------------------- ------------------
     Total                                            5,590              6.77%

Fixed Rate                                            4,860              7.01%
Floating Rate                                           730              5.15%
                                       --------------------- ------------------
     Total                                            5,590              6.77%

ABOVE TOTALS INCLUDE:
Total Tax Exempt                                        959              4.96%
Unsecured Revolving Credit Facility
                                                        133              4.49%
-------------------------------------- --------------------- ------------------

Subsequent to June 30, 2001 and through August 8, 2001, the Company:

     O disposed of seven Properties consisting of 1,081 units for approximately $54.0 million;

     O   repaid $9.4 million of mortgage debt at maturity on one property;

     O obtained $301.5 million in new mortgage financing on twenty-one Unconsolidated Properties, of which $55.7 million of the refinancing proceeds was used to repay principal on the Company's investment in mortgage notes;

     O funded $11.7 million related to the development, earnout, and joint venture agreements; and

     O announced a two-for-one split of its Common Shares and OP Units to be effective September 21, 2001.

         During the remainder of 2001, the Company expects to fund approximately $66.0 million related to the development, earnout and joint venture agreements. In connection with one joint venture agreement, the Company has an obligation to fund up to an additional $12.5 million to guarantee third party construction financing. As of June 30, 2001, the Company has 20 projects under development with estimated completion dates ranging from September 30, 2001 through June 30, 2003. At any time following the completion of construction of any development property, the Company's joint venture partners have the right to cause the Company to acquire their respective interests in the completed projects at a mutually agreeable price. If the Company and the joint venture partner are unable to agree on a price, appraisals will be obtained by both parties. If the appraised values vary by more than 10%, both the Company and the joint venture partner will agree on a third appraiser to determine which original appraisal is closest to its determination of value.

         During the six months ended June 30, 2001, the Company's total improvements to real estate approximated $63.3 million. Replacements, which includes new carpeting, appliances, mechanical equipment, fixtures, vinyl floors and blinds inside the unit approximated $25.2 million, or $123 per unit. Building improvements for the 1999, 2000 and 2001 Acquired Properties approximated $11.9 million, or $232 per unit. Building improvements for all of the Company's pre-1999 Acquired Properties approximated $22.9 million or $150 per unit. In addition, approximately $2.2 million was spent on five specific assets related to major renovations and repositioning of these assets. Also included in total improvements to real estate was approximately $1.1 million on commercial/other assets and Partially Owned Properties. Such improvements to real estate were primarily funded from net cash provided by operating activities. Total improvements to real estate budgeted for the remainder of 2001 are estimated to be approximately $75.0 million.

         During the six months ended June 30, 2001, the Company's total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company's property management offices and its corporate offices, was approximately $3.5 million. Such additions to non-real estate property were funded from net cash provided by operating activities. Total additions to non-real estate property budgeted for the remainder of 2001 are estimated to be approximately $2.5 million.

         The Company, through its Globe subsidiary, has a policy of capitalizing expenditures made for rental furniture and property and equipment. Globe purchases furniture to replace furniture that has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. Expenditures for property and equipment that significantly enhance the value of existing assets or substantially extend the useful life of an asset are also capitalized. Expenditures for ordinary maintenance and repairs related to property and equipment are expensed as incurred. For the six months ended June 30, 2001, total additions to rental furniture approximated $14.5 million and property and equipment approximated $1.6 million. Total additions to rental furniture and property and equipment budgeted for the remainder of 2001 are estimated to be approximately $8.9 million. As of June 30, 2001, the Company recorded a $7.2 million reduction to rental furniture based on a review of the inventory on hand in its warehouses and the market value of such used furniture. Correspondingly, the Company recorded an increase in goodwill associated with the original acquisition of Globe.

         Minority Interests as of June 30, 2001 increased by $27.9 million when compared to December 31, 2000. The primary factors that impacted this account during the quarter were:

     o distributions declared to Minority Interests, which amounted to $19.7 million for the six months ended June 30, 2001 (excluding preference unit/interest distributions);

     o the allocation of income from operations in the amount of $16.5 million;

     o the allocation of Minority Interests from Partially Owned Properties in the amount of $0.2 million;

     o   the conversion of OP Units into Common Shares; and

     o the issuance of Common Shares, OP Units and Preference Interests during the six months ended June 30, 2001.

         Total distributions paid in July 2001 amounted to approximately $138.7 million, which included distributions declared for the quarter ended June 30, 2001.

         The Company expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing Properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its line of credit. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities including additional OP Units and proceeds received from the disposition of certain Properties. In addition, the Company has certain uncollateralized Properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable to the Company or the cost of alternative sources of capital to the Company is too high.

         The Company has a revolving credit facility with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers to provide the Operating Partnership with potential borrowings of up to $700 million. As of August 8, 2001, no amounts were outstanding under this facility.

         In connection with the Globe acquisition, the Company assumed a revolving credit facility with Fifth Third Bank with potential borrowings of up to $55.0 million. As of May 31, 2001, this credit facility was terminated.

         In connection with the Wellsford Merger, the Company provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of August 8, 2001, this enhancement was still in effect at a commitment amount of $12.7 million.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no new or significant developments related to the legal proceedings that were discussed in Part I, Item III of the Company's Form 10-K for the year ended December 31, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In connection with the Annual Meeting of Shareholders of the Company held on May 15, 2001, the proposal to elect the five nominees for trustee passed. At the meeting, proxies representing 117,520,271 Common Shares or 88.5% of the total outstanding shares voted in the following manner:

                         TOTAL VOTE FOR EACH TRUSTEE*       TOTAL VOTE WITHHELD FROM EACH TRUSTEE*
                         ----------------------------       --------------------------------------
Douglas Crocker II               93.00%                              7.00%
James D Harper, Jr.              93.42%                              6.58%
Sheli Z. Rosenberg               93.10%                              6.90%
Gerald A. Spector                92.99%                              7.01%
Michael N. Thompson              92.99%                              7.01%

* This percentage represents the number of shares voting in this manner out of the total number of shares voted at the meeting, not out of the total shares outstanding.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits:

12       Computation of Ratio of Earnings to Fixed Charges

(B)      Reports on Form 8-K:
         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           EQUITY RESIDENTIAL PROPERTIES TRUST

Date: AUGUST 13, 2001      By:  /s/       BRUCE C. STROHM
                               -----------------------------------------------
                                          Bruce C. Strohm
                                  Executive Vice President, General Counsel
                                          and Secretary


Date: AUGUST 13, 2001      By:  /s/        MICHAEL J. MCHUGH
                               ------------------------------------------------
                                           Michael J. McHugh
                                  Executive Vice President, Chief Accounting
                                           Officer and Treasurer