Form 10-Q
period 2001-09-30
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 2001-11-13
CIK 906107

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2001

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

At November 1, 2001, 270,800,114 of the Registrant's Common Shares of Beneficial Interest were outstanding.

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       SEPTEMBER 30,       DECEMBER 31,
                                                                           2001                 2000
                                                                      --------------       ------------
ASSETS
Investment in real estate
  Land                                                                $    1,827,926       $  1,770,019
  Depreciable property                                                    10,990,785         10,782,311
  Construction in progress                                                    81,062             39,130
                                                                      --------------       ------------
                                                                          12,899,773         12,591,460
  Accumulated depreciation                                                (1,621,752)        (1,352,236)
                                                                      --------------       ------------
Investment in real estate, net of accumulated depreciation                11,278,021         11,239,224

Real estate held for disposition                                               4,102             51,637
Cash and cash equivalents                                                    110,807             23,772
Investment in mortgage notes, net                                                -               77,184
Investments in unconsolidated entities                                       351,947            316,540
Rents receivable                                                               4,070              1,801
Deposits - restricted                                                        157,299            231,639
Escrow deposits - mortgage                                                    79,350             70,470
Deferred financing costs, net                                                 31,588             29,706
Rental furniture, net                                                         23,897             60,183
Property and equipment, net                                                    3,419              7,620
Goodwill, net                                                                 48,218             67,589
Other assets                                                                 101,899             86,601
                                                                      --------------       ------------
    Total assets                                                      $   12,194,617       $ 12,263,966
                                                                      ==============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable                                              $    3,268,935       $  3,230,611
  Notes, net                                                               2,419,245          2,120,079
  Lines of credit                                                                -              355,462
  Accounts payable and accrued expenses                                      135,153            107,818
  Accrued interest payable                                                    77,769             51,877
  Rents received in advance and other liabilities                             70,535            100,819
  Security deposits                                                           48,632             46,272
  Distributions payable                                                      144,535             18,863
                                                                      --------------       ------------
    Total liabilities                                                      6,164,804          6,031,801
                                                                      --------------       ------------

COMMITMENTS AND CONTINGENCIES
Minority Interests:
  Operating Partnership                                                      631,221            609,734
  Partially Owned Properties                                                   3,538              2,884
                                                                      --------------       ------------
    Total Minority Interests                                                 634,759            612,618
                                                                      --------------       ------------

Shareholders' equity:
   Preferred Shares of beneficial interest, $.01 par value;
     100,000,000 shares authorized; 11,387,345 shares issued
     and outstanding as of September 30, 2001 and 20,003,166 shares
     issued and outstanding as of December 31, 2000                          967,741          1,183,136
   Common Shares of beneficial interest, $.005 par value;
     350,000,000 shares authorized; 270,375,138 shares issued and outstanding as of September 30, 2001 and 265,232,750 shares
     issued and outstanding as of December 31, 2000                            1,352              1,326
   Paid in capital                                                         4,840,636          4,739,782
   Employee notes                                                             (4,127)            (4,346)
   Distributions in excess of accumulated earnings                          (385,160)          (300,351)
   Accumulated other comprehensive income                                    (25,388)                -
                                                                      --------------       ------------
     TOTAL SHAREHOLDERS' EQUITY                                            5,395,054          5,619,547
                                                                      --------------       ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $   12,194,617       $ 12,263,966
                                                                      ==============       ============

                             SEE ACCOMPANYING NOTES

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 NINE MONTHS ENDED                  QUARTER ENDED
                                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                            -----------------------------    --------------------------
                                                                2001           2000             2001           2000
                                                            -----------------------------    --------------------------
REVENUES
  Rental income                                             $  1,556,812    $   1,454,019    $   529,141    $   501,279
  Fee and asset management                                         5,805            4,711          1,665          1,876
  Interest income - investment in mortgage notes                   8,786            8,282             23          2,783
  Interest and other income                                       18,240           19,009          6,529         10,624
  Furniture income                                                45,051           15,167         15,024         15,167
                                                            ------------    -------------    -----------    -----------
     Total revenues                                            1,634,694        1,501,188        552,382        531,729
                                                            ------------    -------------    -----------    -----------

EXPENSES
  Property and maintenance                                       420,365          369,452        143,715        141,607
  Real estate taxes and insurance                                143,015          141,420         46,240         46,419
  Property management                                             56,302           56,204         19,760         18,444
  Fee and asset management                                         5,358            3,647          1,888          1,545
  Depreciation                                                   341,014          334,840        115,908        110,328
  Interest:
     Expense incurred                                            287,329          285,337         96,946         95,074
     Amortization of deferred financing costs                      4,338            4,063          1,528          1,360
  General and administrative                                      23,604           19,354          9,525          6,138
  Furniture expenses                                              45,390           10,361         14,891         10,361
  Amortization of goodwill                                         2,852              767            928            767
  Impairment on furniture rental business                         60,000              -           60,000            -
  Impairment on technology investments                             7,968              -            1,193            -
                                                            ------------    -------------    -----------    -----------
     Total expenses                                            1,397,535        1,225,445        512,522        432,043
                                                            ------------    -------------    -----------    -----------

Income before allocation to Minority Interests,
   income from investments in unconsolidated entities,
   net gain on sales of real estate, extraordinary
   items and cumulative effect of change in accounting
   principle                                                     237,159          275,743         39,860         99,686
Allocation to Minority Interests:
   Operating Partnership                                         (22,666)         (32,388)        (6,192)       (13,256)
   Partially Owned Properties                                     (1,523)             145         (1,285)           (12)
Income from investments in unconsolidated entities                20,252           14,589          8,029          5,525
Net gain on sales of real estate                                 100,132          165,025         53,567         77,373
                                                            ------------    -------------    -----------    -----------

Income before extraordinary items and cumulative
   effect of change in accounting principle                      333,354          423,114         93,979        169,316
Extraordinary items                                                  (22)             -             (128)           -
Cumulative effect of change in accounting principle              (1,270)              -              -              -
                                                            ------------    -------------    -----------    -----------
Net income                                                       332,062          423,114         93,851        169,316
Preferred distributions                                          (81,759)         (83,597)       (24,340)       (27,943)
                                                            ------------    -------------    -----------    -----------
Net income available to Common Shares                       $    250,303    $     339,517    $    69,511    $   141,373
                                                            ============    =============    ===========    ===========
Net income per share - basic                                $       0.94    $        1.31    $      0.26    $      0.54
                                                            ============    =============    ===========    ===========
Net income per share - diluted                              $       0.93    $        1.30    $      0.26    $      0.53
                                                            ============    =============    ===========    ===========
Weighted average Common Shares outstanding - basic               266,614          258,870        268,253        262,824
                                                            ============    =============    ===========    ===========
Weighted average Common Shares outstanding - diluted             294,661          289,894        296,391        304,988
                                                            ============    =============    ===========    ===========
Distributions declared per Common Share outstanding         $     1.2475    $      1.1675    $    0.4325    $    0.4075
                                                            ============    =============    ===========    ===========

                             SEE ACCOMPANYING NOTES

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                         -----------------------------
                                                                                               2001            2000
                                                                                         -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $   332,062       $   423,114
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
 ALLOCATION TO MINORITY INTERESTS:
    Operating Partnership                                                                     22,666            32,388
    Partially Owned Properties                                                                 1,523              (145)
 Cumulative effect of change in accounting principle                                           1,270                -
 Depreciation                                                                                349,313           335,844
 Amortization of deferred financing costs                                                      4,338             4,063
 Amortization of discount on investment in mortgage notes                                     (2,256)               -
 Amortization of goodwill                                                                      2,852               767
 Amortization of discounts and premiums on debt                                               (1,424)           (1,725)
 Amortization of deferred settlements on interest rate protection agreements                     533               290
 Impairment on furniture rental business                                                      60,000                -
 Impairment on technology investments                                                          7,968                -
 Income from investments in unconsolidated entities                                          (20,252)          (14,589)
 Net gain on sales of real estate                                                           (100,132)         (165,025)
 Extraordinary items                                                                              22                -
 Unrealized gain on interest rate protection agreements                                         (161)               -
 Book value of furniture sales and rental buy outs                                             8,703             4,802
 Compensation paid with Company Common Shares                                                 12,298             4,300

CHANGES IN ASSETS AND LIABILITIES:
  (Increase) decrease in rents receivable                                                     (2,069)               44
  Decrease in deposits - restricted                                                            4,538             3,660
  Additions to rental furniture                                                              (17,827)           (7,477)
  (Increase) in other assets                                                                 (17,630)           (7,285)
  Increase in accounts payable and accrued expenses                                           25,535            39,186
  Increase in accrued interest payable                                                        25,702            22,612
  (Decrease) in rents received in advance and other liabilities                               (7,628)           (9,755)
  Increase in security deposits                                                                  885                14
                                                                                         -----------       -----------
 Net cash provided by operating activities                                                   690,829           665,083
                                                                                         -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in real estate                                                                  (296,710)         (238,055)
 Improvements to real estate                                                                (108,310)         (100,347)
 Additions to non-real estate property                                                        (5,210)           (3,919)
 Interest capitalized for real estate under construction                                      (2,159)             (827)
 Proceeds from disposition of real estate, net                                               452,060           416,603
 Investment in property and equipment                                                         (2,185)             (416)
 Principal receipts on investment in mortgage notes                                           61,419             5,287
 Investments in unconsolidated entities                                                      (69,195)         (122,535)
 Distributions from unconsolidated entities                                                   26,311            15,077
 Proceeds from refinancing of unconsolidated entities, net                                     5,691             1,695
 Proceeds from disposition of unconsolidated entities, net                                       359             4,602
 Decrease (increase) in deposits on real estate acquisitions, net                             98,582          (154,711)
 (Increase) decrease in mortgage deposits                                                     (4,167)            2,283
 Purchase of management contract rights                                                           -               (779)
 Consolidation of previously Unconsolidated Properties                                        52,841              (163)
 Business combinations, net of cash acquired                                                  (8,231)          (71,228)
 Other investing activities, net                                                                 989            (2,950)
                                                                                         -----------       -----------
 Net cash provided by (used for) investing activities                                        202,085          (250,383)
                                                                                         -----------       -----------

                             SEE ACCOMPANYING NOTES

                       EQUITY RESIDENTIAL PROPERTIES TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                      ---------------------------
                                                                                            2001          2000
                                                                                      ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Loan and bond acquisition costs                                                      $     (4,383)        (2,392)
 MORTGAGE NOTES PAYABLE:
  Proceeds, net                                                                             59,312        389,051
  Lump sum payoffs                                                                        (315,302)      (119,412)
  Scheduled principal repayments                                                           (24,210)       (19,930)
  Prepayment premiums                                                                         (201)             -
 NOTES, NET:
  Proceeds, net                                                                            299,316              -
  Lump sum payoffs                                                                               -       (208,000)
  Scheduled principal repayments                                                            (4,649)             -
 LINES OF CREDIT:
  Proceeds                                                                                 436,491        209,305
  Repayments                                                                              (791,953)      (505,179)
 (Payments) proceeds from settlement of interest rate protection agreements                 (7,360)         7,055
 Proceeds from sale of Common Shares                                                         7,277          5,901
 Proceeds from sale of Preferred Shares/Units                                               48,500        137,000
 Proceeds from exercise of options                                                          56,326         18,964
 Redemption of Preferred Shares                                                           (210,500)             -
 Payment of offering costs                                                                  (1,535)        (3,637)
 DISTRIBUTIONS:
  Common Shares                                                                           (218,632)      (197,113)
  Preferred Shares/Units                                                                   (82,887)       (80,412)
  Minority Interests - Operating Partnership                                               (19,738)       (18,923)
  Minority Interests - Partially Owned Properties                                          (31,970)          (617)
 Principal receipts on employee notes, net                                                     219            254
 Principal receipts on other notes receivable, net                                               -            510
                                                                                      ------------     ----------
 Net cash (used for) financing activities                                                 (805,879)      (387,575)
                                                                                      ------------     ----------
 Net increase in cash and cash equivalents                                                  87,035         27,125
 Cash and cash equivalents, beginning of period                                             23,772         29,117
                                                                                      ------------     ----------
 Cash and cash equivalents, end of period                                              $   110,807     $   56,242
                                                                                      ============     ==========

SUPPLEMENTAL INFORMATION:

Cash paid during the period for interest                                              $    270,849        264,582
                                                                                      ============     ==========
Mortgage loans assumed through real estate acquisitions                               $     45,918     $   38,442
                                                                                      ============     ==========
Net real estate contributed in exchange for OP Units or preference units              $         -      $    4,707
                                                                                      ============     ==========
Mortgage loans (assumed) by purchaser in real estate dispositions                     $    (28,231)    $ (220,000)
                                                                                      ============     ==========
Transfers to real estate held for disposition                                         $      4,102        224,553
                                                                                      ============     ==========
Mortgage loans recorded as a result of consolidation of previously
 Unconsolidated Properties                                                            $    301,502     $   65,095
                                                                                      ============     ==========
Net (assets) liabilities recorded as a result of consolidation of previously
 Unconsolidated Properties                                                            $    (20,839)           792
                                                                                      ============     ==========

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

       The Company is engaged in the acquisition, disposition, ownership, management and operation of multifamily properties. As of September 30, 2001, the Company owned or had interests in a portfolio of 1,081 multifamily properties containing 225,590 apartment units (individually a "Property" and collectively the "Properties") consisting of the following:

                                              Number of           Number of
                                              Properties            Units
              --------------------------------------------------------------
              Wholly Owned Properties              961              201,089
              Partially Owned Properties            36                6,963
              Unconsolidated Properties             84               17,538
              --------------------------------------------------------------
              Total Properties                   1,081              225,590
              ==============================================================

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BASIS  OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

       The Company employs derivative financial instruments to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. As of September 30, 2001, there were approximately $25.4 million in deferred losses, net, included in accumulated other comprehensive income.

       At September 30, 2001, the Company had entered into swaps which have been designated as cash flow hedges with an aggregate notional amount of $626.4 million at interest rates ranging from 3.65125% to 6.15% maturing at various dates ranging from 2003 to 2007 with a net liability fair value of $27.1 million; and swaps which have been designated as fair value hedges with an aggregate notional amount of $296.4 million at interest rates ranging from 4.458% to 7.25% maturing at various dates ranging from 2003 to 2005 with a net asset fair value of $13.1 million.

       On September 30, 2001, the net derivative instruments were reported at their fair value as other liabilities of approximately $14.0 million. Within the next twelve months the Company expects to recognize an estimated $7.6 million of accumulated other comprehensive income as additional interest expense.

       OTHER

       In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS Nos. 141 and 142 require companies to account for all business combinations using the purchase method of accounting and to eliminate the amortization of goodwill in favor of a periodic impairment based approach. SFAS Nos. 141 and 142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt the standards effective January 1, 2002, and does not anticipate that the adoptions will have a material impact on the Company's financial condition and results of operations.

       In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which is effective for fiscal years beginning after December 15, 2001. The Company will adopt the standard effective January 1, 2002, and does not anticipate that the adoption will have a material impact on the Company's financial condition and results of operations.

3.     SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

       On October 11, 2001, the Company effected a two-for-one split of its common shares and OP Units to shareholders and unit holders of record as of September 21, 2001. All Common Shares and OP Units presented have been retroactively adjusted to reflect the common share and OP Unit split.

       The following table presents the changes in the Company's issued and outstanding Common Shares for the nine months ended September 30, 2001:

             ==========================================================
                                                               2001
             ----------------------------------------------------------
             Common Shares outstanding at January 1,        265,232,750

             COMMON SHARES ISSUED:
             Conversion of Series E Preferred Shares            212,444
             Conversion of Series H Preferred Shares              6,972
             Employee Share Purchase Plan                       266,694
             Dividend Reinvestment - DRIP Plan                   28,462
             Share Purchase - DRIP Plan                          21,752
             Exercise of options                              2,712,714
             Restricted share grants, net                       756,598
             Conversion of OP Units                           1,136,752
             ----------------------------------------------------------
             Common Shares outstanding at September 30,     270,375,138
             ==========================================================

       The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units are collectively referred to as the "Minority Interests - Operating Partnership". As of September 30, 2001, the Minority Interests - Operating Partnership held 23,876,662 OP Units. As a result, the Minority Interests - Operating Partnership had an 8.11% interest in the Operating Partnership at September 30, 2001. Assuming conversion of all OP Units into Common Shares, total Common Shares outstanding at September 30, 2001 would have been 294,251,800.

       Net proceeds from the Company's Common Share and Preferred Share offerings (including proceeds from exercise of options for Common Shares) are contributed by the Company to the Operating Partnership in return for an increased ownership percentage and are treated as capital transactions in the Company's Consolidated Financial Statements. As a result, the net offering proceeds from Common Shares are allocated between shareholders' equity and Minority Interests - Operating Partnership to account for the change in their respective percentage ownership of the underlying equity of the Operating Partnership.

       During the nine months ended September 30, 2001, the Company, through a subsidiary of the Operating Partnership, issued preference units with an equity value of $48.5 million, receiving net proceeds of $47.3 million:

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

       - 190,000 7.625% Series H Cumulative Convertible Redeemable Preference Units with an equity value of $9.5 million. The liquidation value of these units is $50 per unit. The 190,000 units are exchangeable into 190,000 shares of 7.625% Series M-5 Convertible

          Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company or 287,052 Common Shares beginning March 2011. Dividends for the Series H Preference Interests or the Series M-5 Preferred Shares are payable quarterly at the rate of $3.8125 per unit/share per year.

       - 270,000 7.625% Series I Cumulative Convertible Redeemable Preference Units with an equity value of $13.5 million. The liquidation value of these units is $50 per unit. The 270,000 units are exchangeable into 270,000 shares of 7.625% Series M-6 Convertible Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company or 392,634 Common Shares beginning June 2011. Dividends for the Series I Preference Interests or the Series M-6 Preferred Shares are payable quarterly at the rate of $3.8125 per unit/share per year.

       The value of the Preference Interests are included in Minority Interests
- Operating Partnership in the Consolidated Balance Sheets and the distributions incurred are included in preferred distributions in the Consolidated Statements of Operations.

       The Series M-4 Preferred Shares are not convertible into EQR Common Shares. The Series H Preference Interests and the Series M-5 Preferred Shares are convertible into EQR Common Shares at a conversion price ratio of 1.5108 common shares (equal to a conversion price of $33.095 per share) beginning in March 2011. The Series I Preference Interests and the Series M-6 Preferred Shares are convertible into EQR Common Shares at a conversion price ratio of
1.4542 common shares (equal to a conversion price of $34.38 per share) beginning in June 2011.

       The following table presents the Company's issued and outstanding Preferred Shares as of September 30, 2001 and December 31, 2000:

----------------------------------------------------------------------------------------------------------------
                                                                                        AMOUNTS IN THOUSANDS
                                                                                    -----------------------------
                                                                       ANNUAL
                                                                      DIVIDEND
                                                                      RATE PER       SEPTEMBER        DECEMBER
                                                                      SHARE (1)      30, 2001         31, 2000
----------------------------------------------------------------------------------------------------------------
Preferred Shares of beneficial interest, $.01 par value;
 100,000,000 shares authorized:

 9 3/8% Series A Cumulative Redeemable Preferred; liquidation               (2)     $         -     $    153,000
   value $25 per share; 0 and 6,120,000 shares issued and
   outstanding at September 30, 2001 and December 31, 2000,
   respectively

 9 1/8% Series B Cumulative Redeemable Preferred; liquidation       $ 22.81252          125,000          125,000
   value $250 per share; 500,000 shares issued and outstanding at September 30, 2001 and December 31, 2000

 9 1/8% Series C Cumulative Redeemable Preferred; liquidation       $ 22.81252          115,000          115,000
   value $250 per share; 460,000 shares issued and outstanding at September 30, 2001 and December 31, 2000

 8.60% Series D Cumulative Redeemable Preferred; liquidation        $ 21.50000          175,000          175,000
   value $250 per share; 700,000 shares issued and outstanding at September 30, 2001 and December 31, 2000

 Series E Cumulative Convertible Preferred; liquidation value       $  1.75000           85,215           89,990
   $25 per share; 3,408,618 and 3,599,615 shares issued and
   outstanding at September 30, 2001 and December 31, 2000,
   respectively

 9.65% Series F Cumulative Redeemable Preferred; liquidation                (2)               -           57,500
   value $25 per share; 0 and 2,300,000 shares issued and
   outstanding at September 30, 2001 and December 31, 2000,
   respectively

 7 1/4% Series G Convertible Cumulative Preferred; liquidation      $ 18.12500          316,175          316,175
   value $250 per share; 1,264,700 shares issued and
   outstanding at September 30, 2001 and December 31, 2000

 7.00% Series H Cumulative Convertible Preferred; liquidation       $  1.75000            1,351            1,471
   value $25 per share; 54,027 and 58,851 shares issued and
   outstanding at September 30, 2001 and December 31, 2000,
   respectively

 8.29% Series K Cumulative Redeemable Preferred; liquidation        $  4.14500           50,000           50,000
   value $50 per share; 1,000,000 shares issued and outstanding at September 30, 2001 and December 31, 2000

 7.625% Series L Cumulative Redeemable Preferred; liquidation       $  1.90625          100,000          100,000
   value $25 per share; 4,000,000 shares issued and outstanding at September 30, 2001 and December 31, 2000
----------------------------------------------------------------------------------------------------------------
                                                                                    $   967,741     $  1,183,136
----------------------------------------------------------------------------------------------------------------

           (1) Dividends on all series of Preferred Shares are payable quarterly at various pay dates. Dividend rates listed for Series B, C, D and G are Preferred Share rates and the equivalent Depositary Share annual dividend rates are $2.281252, $2.281252, $2.15 and $1.8125, respectively.

           (2) On June 25, 2001, the Company redeemed all of its outstanding Series A and F Cumulative Redeemable Preferred Shares at their liquidation values for total cash consideration of $210.5 million.

4.     Real Estate Acquisitions

       During the nine months ended September 30, 2001, the Company acquired the eleven properties and one parcel of land listed below from unaffiliated parties for a total purchase price of $287.8 million.

 ---------------------------------------------------------------------------------------------------------------
                                                                                                   ACQUISITION
     DATE                                                                            NUMBER           PRICE
   ACQUIRED              PROPERTY                          LOCATION                 OF UNITS      (IN THOUSANDS)
 ---------------------------------------------------------------------------------------------------------------
     01/04/01      Suerte                               San Diego, CA                  272         $  37,500
     02/08/01      Westside Villas VI                   Los Angeles, CA                 18             4,550
     02/15/01      Riverview                            Norwalk, CT                     92             9,600
     03/15/01      Grand Reserve at Eagle Valley        Woodbury, MN                   394            54,250
     03/22/01      Legends at Preston                   Morrisville, NC                382            30,200
     03/30/01      Mission Hills                        Oceanside, CA                  282            26,750
     03/30/01      River Oaks                           Oceanside, CA                  280            26,250
     05/18/01      Promenade at Aventura                Aventura, FL                   296            43,000
     08/13/01      Vacant Land                          Westwood, MA                     0               600
     08/22/01      Shadetree                            West Palm Beach, FL             76             1,948
     08/22/01      Suntree                              West Palm Beach, FL             67             1,944
     09/26/01      Palladia                             Hillsboro, OR                  497            51,250
 ---------------------------------------------------------------------------------------------------------------
                                                                                     2,656         $ 287,842
 ---------------------------------------------------------------------------------------------------------------

       On July 2, 2001, the Company acquired an additional ownership interest in 21 previously Unconsolidated Properties containing 3,896 units. Prior to July 2, 2001, the Company accounted for this portfolio as in investment in mortgage notes. As a result of this additional ownership acquisition, the Company acquired a controlling interest, and as such, now consolidates these properties for financial reporting purposes. The Company recorded additional investments in real estate totaling $258.9 million in connection with this transaction.

5.     REAL ESTATE DISPOSITIONS

       During the nine months ended September 30, 2001, the Company disposed of the thirty-seven properties and two vacant parcels of land listed below to unaffiliated parties. When combined with gains from the joint venture and unconsolidated property sale discussed below, the Company recognized a net gain of approximately $100.1 million on these sales.

 ------------------------------------------------------------------------------------------------------------
                                                                                                DISPOSITION
    DATE                                                                          NUMBER           PRICE
  DISPOSED       PROPERTY                           LOCATION                     OF UNITS      (IN THOUSANDS)
 ------------------------------------------------------------------------------------------------------------
   01/17/01      Meadowood II                       Indianapolis, IN                 74          $   1,300
   01/31/01      Concorde Bridge                    Overland Park, KS               248             15,600
   02/01/01      Springs of Country Woods           Salt Lake City, UT              590             31,000
   02/22/01      Riverview Estates                  Napoleon, OH                     90              1,750
   02/26/01      Chelsea Court                      Sandusky, OH                     62              1,600
   02/27/01      Concord Square                     Lawrenceburg, IN                 48              1,200
   02/28/01      Canyon Creek                       Tucson, AZ                      242              9,220
   03/06/01      Gentian Oaks                       Columbus, GA                     62              1,620
   03/06/01      Holly Park                         Columbus, GA                     66              1,730
   03/06/01      Stratford Lane I                   Columbus, GA                     67              1,750
   03/07/01      Estate on Quarry Lake              Austin, TX                      302             25,232
   03/08/01      Meadowood                          Crawfordsville, IN               64              1,300
   03/14/01      Mill Run                           Statesboro, GA                   88              2,350
   03/15/01      Laurel Court                       Fremont, OH                      69              1,450
   03/15/01      Regency Woods                      West Des Moines, IA             200              9,350
   03/22/01      Vacant Land                        Richmond, VA                      0             11,200
   04/16/01      Rosewood                           Tampa, FL                        66              1,650
   04/25/01      Parkcrest                          Southfield, MI                  210             12,950
   04/27/01      Westwood                           Newark, OH                       14                222
   04/30/01      Desert Park                        Las Vegas, NV                   368              9,900
   05/15/01      Carleton Court                     Erie, PA                         60              1,461
   05/16/01      River Oak                          Louisville, KY                  268             14,650
   06/07/01      Willowood                          Milledgeville, GA                61              1,550
   06/14/01      Quail Cove                         Salt Lake City, UT              420             20,000
   06/15/01      Beckford Place                     Wapakoneta, OH                   40                830
   06/27/01      The Birches                        Lima, OH                         58              1,120
   06/28/01      Pelican Pointe I and II            Jacksonville, FL                160              4,150
   06/28/01      Vacant Land                        Jacksonville, FL                  0                217
   06/28/01      Camden Way I and II                Kingsland, GA                   118              2,000
   07/11/01      Plantation                         Houston, TX                     232             12,875
   07/12/01      Wood Crest Villas                  Westland, MI                    458             20,450
   07/17/01      Hampshire Court                    Bluffton, IN                     45              1,064
   07/17/01      Meadowood                          Logansport, IN                   42                993
   07/17/01      Westwood                           Rochester, IN                    42                993
   07/19/01      Vista Pointe                       Irving, TX                      231             17,200
   07/31/01      Cedarwood                          Sabina, OH                       31                385
   08/09/01      Olentangy Commons                  Columbus, OH                    827             53,000
   08/31/01      Greenglen II                       Lima, OH                         54              1,095
   09/28/01      Glenview                           Huntsville, AL                   90              1,687
 ------------------------------------------------------------------------------------------------------------
                                                                                  6,167          $ 298,094
 ------------------------------------------------------------------------------------------------------------

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

       On May 17, 2001, the Company sold its entire interest in one Unconsolidated Property containing 74 units for approximately $0.4 million.

6.     Commitments to Acquire/Dispose of Real Estate

       At September 30, 2001, in addition to the Property that was subsequently acquired as discussed in Note 16 below, the Company had entered into separate agreements to acquire two multifamily properties containing 469 units from unaffiliated parties. The Company expects a combined purchase price of approximately $76.5 million, including the assumption of mortgage indebtedness of approximately $45.8 million.

       At September 30, 2001, in addition to the Properties that were subsequently disposed of as discussed in Note 16 below, the Company had entered into separate agreements to dispose of seven multifamily properties containing 1,460 units, one vacant land parcel and retail space at a consolidated property to unaffiliated parties. The Company expects a combined disposition price of approximately $65.6 million.

       The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

7.     INVESTMENTS IN UNCONSOLIDATED ENTITIES

       The Company has entered into two separate joint venture agreements with third party development companies whereby the Company contributes 25% to 30% of the development cost to the joint venture in return for preferential returns of 9.0% per annum. The basis of the Company's equity investments in these two joint ventures was $298.5 million and $235.9 million as of September 30, 2001 and December 31, 2000, respectively.

       The Company also has various other investments in unconsolidated entities with ownership interests ranging from 1.5% to 50.0%. The basis of these equity investments was $53.4 million and $80.6 million as of September 30, 2001 and December 31, 2000, respectively.

       These investments are accounted for under the equity method of accounting.

8.     DEPOSITS - RESTRICTED

       Deposits-restricted as of September 30, 2001 primarily included the following:

          - deposits in the amount of $55.5 million held in third party escrow accounts to provide collateral for third party construction financing in connection with joint venture agreements;
          - approximately $39.2 million in tax-deferred (1031) exchange proceeds; and
          - approximately $62.6 million for tenant security, utility, and other deposits.

9.     MORTGAGE NOTES PAYABLE

       As of September 30, 2001, the Company had outstanding mortgage indebtedness of approximately $3.3 billion.

       During the nine months ended September 30, 2001 the Company:

          - repaid $315.3 million of mortgages due at or prior to maturity and/or at the disposition date of the respective Property;
          - assumed $45.9 million of mortgage debt on four properties in connection with their acquisitions;
          - disposed of $28.2 million of mortgage debt assumed by the purchaser in connection with the disposition of certain properties;
          - obtained $26.0 million of new mortgage debt on previously unencumbered properties;
          - obtained $301.5 million of new mortgage debt on previously Unconsolidated Properties; and
          - received $33.3 million in construction loan draw proceeds on two properties.

       As of September 30, 2001, scheduled maturities for the Company's outstanding mortgage indebtedness are at various dates through October 1, 2033. The interest rate range on the Company's mortgage debt was 2.15% to 12.465% at September 30, 2001. During the nine months ended September 30, 2001, the weighted average interest rate on the Company's mortgage debt was 6.59%.

10.    NOTES

       As of September 30, 2001, the Company had outstanding unsecured notes of approximately $2.4 billion.

       During the nine months ended September 30, 2001, the Company issued $300.0 million of ten-year 6.95% fixed-rate public unsecured notes and received net proceeds of $297.4 million.

       As of September 30, 2001, scheduled maturities for the Company's outstanding notes are at various dates through 2029. The interest rate range on the Company's notes was 4.75% to 9.375% at September 30, 2001. During the nine months ended September 30, 2001, the weighted average interest rate on the Company's notes was 6.88%.

11.    LINES OF CREDIT

       The Company has a revolving credit facility to provide the Operating Partnership with potential borrowings of up to $700.0 million. As of September 30, 2001, no amounts were outstanding under this facility and $60.0 million was restricted on the line of credit.

       In connection with the Globe acquisition, the Company assumed a revolving credit facility with potential borrowings of up to $55.0 million. On May 31, 2001, this credit facility was terminated.

12.    CALCULATION OF NET INCOME PER WEIGHTED AVERAGE COMMON SHARE

       The following tables set forth the computation of net income per share - basic and net income per share - diluted.

                                                                        NINE MONTHS ENDED                QUARTER ENDED
                                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                                   ----------------------------------------------------------
                                                                       2001            2000            2001           2000
                                                                   ----------------------------------------------------------
                                                                          (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
NUMERATOR:
Income before allocation to Minority Interests,
  income from investments in unconsolidated entities,
  net gain on sales of real estate, extraordinary
  items, cumulative effect of change in accounting principle
  and preferred distributions                                      $   237,159     $    275,743    $    39,860    $    99,686
Allocation to Minority Interests:
  Operating Partnership                                                (22,666)         (32,388)        (6,192)       (13,256)
  Partially Owned Properties                                            (1,523)             145         (1,285)           (12)
Income from investments in unconsolidated entities                      20,252           14,589          8,029          5,525
Preferred distributions                                                (81,759)         (83,597)       (24,340)       (27,943)
                                                                   -----------     ------------    ------------   -----------

Income before net gain on sales of real estate,
  extraordinary items and cumulative effect of change
  in accounting principle                                              151,463          174,492         16,072         64,000
Net gain on sales of real estate                                       100,132          165,025         53,567         77,373
Extraordinary items                                                        (22)               -           (128)             -
Cumulative effect of change in accounting principle                     (1,270)               -              -              -
                                                                   -----------     ------------    ------------   -----------
Numerator for net income per share - basic                             250,303          339,517         69,511        141,373

Effect of dilutive securities:
  Allocation to Minority Interests - Operating Partnership              22,666           32,388          6,192         13,256
  Distributions on convertible preferred shares/units                       74            5,601              -          7,576
                                                                   -----------     ------------    -----------    -----------
Numerator for net income per share - diluted                       $   273,043     $    377,506    $    75,703    $   162,205
                                                                   ===========     ============    ===========    ===========

DENOMINATOR:
Denominator for net income per share - basic                           266,614          258,870        268,253        262,824
Effect of dilutive securities:
  OP Units                                                              24,189           24,766         23,960         24,640
  Convertible preferred shares/units                                        82            4,816              -         15,554
  Share options/restricted shares                                        3,776            1,442          4,178          1,970
                                                                   -----------     ------------    -----------    -----------
Denominator for net income per share - diluted                         294,661          289,894        296,391        304,988
                                                                   ===========     ============    ===========    ===========

Net income per share - basic                                       $      0.94     $       1.31    $      0.26    $      0.54
                                                                   ===========     ============    ===========    ===========

Net income per share - diluted                                     $      0.93     $       1.30    $      0.26    $      0.53
                                                                   ===========     ============    ===========    ===========

                                                                        NINE MONTHS ENDED                QUARTER ENDED
                                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                                   ----------------------------------------------------------
                                                                       2001           2000             2001           2000
                                                                   ----------------------------------------------------------
                                                                          (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
NET INCOME PER SHARE - BASIC:

Income before net gain on sales of real estate,
  extraordinary items and cumulative effect of change
  in accounting principle per share - basic                        $      0.60     $       0.73    $      0.08    $      0.27
Net gain on sales of real estate                                          0.34             0.58           0.18           0.27
Extraordinary items                                                          -                -              -              -
Cumulative effect of change in accounting principle                          -                -              -              -
                                                                   ----------------------------------------------------------

Net income per share - basic                                       $      0.94     $       1.31    $      0.26    $      0.54
                                                                   ==========================================================

NET INCOME PER SHARE - DILUTED:

Income before net gain on sales of real estate, extraordinary items and cumulative effect of change in accounting
  principle per share - diluted                                    $      0.59     $       0.73    $      0.08    $      0.28
Net gain on sales of real estate                                          0.34             0.57           0.18           0.25
Extraordinary items                                                          -                -              -              -
Cumulative effect of change in accounting principle                          -                -              -              -
                                                                   ----------------------------------------------------------

Net income per share - diluted                                     $      0.93     $       1.30    $      0.26    $      0.53
                                                                   ==========================================================

    CONVERTIBLE PREFERRED SHARES/UNITS THAT COULD BE CONVERTED INTO 15,322,607 AND 13,922,972 WEIGHTED AVERAGE COMMON SHARES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000, RESPECTIVELY, AND 15,626,902 AND 0 WEIGHTED AVERAGE COMMON SHARES FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000, RESPECTIVELY, WERE OUTSTANDING BUT WERE NOT INCLUDED IN THE COMPUTATION OF DILUTED EARNINGS PER SHARE BECAUSE THE EFFECTS WOULD BE ANTI-DILUTIVE.

    ON OCTOBER 11, 2001, THE COMPANY EFFECTED A TWO-FOR-ONE SPLIT OF ITS COMMON SHARES TO SHAREHOLDERS OF RECORD AS OF SEPTEMBER 21, 2001. ALL PER SHARE DATA AND NUMBERS OF COMMON SHARES HAVE BEEN RETROACTIVELY ADJUSTED TO REFLECT THE COMMON SHARE SPLIT.

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

       In regards to the funding of Properties in the development and/or earnout stage and the joint venture agreements with two multifamily residential real estate developers, the Company funded a net total of $109.5 million during the nine months ended September 30, 2001. During the fourth quarter of 2001, the Company expects to fund approximately $23.5 million in connection with these Properties. In connection with one joint venture agreement, the Company has an obligation to fund up to an additional $6.5 million to guarantee third party construction financing. As of September 30, 2001, the Company has 19 projects under development with estimated completion dates ranging from December 31, 2001 through June 30, 2003. At any time following the completion of construction of any development property, the Company's joint venture partners have the right to cause the Company to acquire their respective interests in the completed projects at a mutually agreeable price. If the Company and the joint venture partner are unable to agree on a price, appraisals will be obtained by both parties. If the appraised values vary by more than 10%, both the Company and the joint venture partner will agree on a third appraiser to determine which original appraisal is closest to its determination of value.

       In connection with the Wellsford Merger, the Company provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of September 30, 2001, this enhancement was still in effect at a commitment amount of $12.7 million.

14.    ASSET IMPAIRMENT

       As of September 30, 2001, the Company recorded $60.0 million of asset impairment charges related to its furniture rental business. These charges were the result of review of the existing intangible and tangible assets reflected on the consolidated balance sheet as of September 30, 2001. The Company reviewed the current net book value taking into consideration existing business and economic conditions as well as projected operating cash flows. The impairment loss is reflected on the income statement in total expenses and includes the write-down of the following assets: a) goodwill of approximately $26.0 million;
b) rental furniture, net of approximately $28.6 million; c) property and equipment, net of approximately $4.5 million; and d) other assets of approximately $0.9 million.

       For the nine months ended September 30, 2001, the Company recorded approximately $8.0 million of asset impairment charges related to its technology investments. These charges were the result of review of the existing investments reflected on the consolidated balance sheet. The Company reviewed the current relative value of each investment based on existing economic conditions and current events. These impairment losses are reflected on the income statement in total expenses and includes the write-down of assets classified as investments in unconsolidated entities.

15.    REPORTABLE SEGMENTS

       Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management. Senior management decides how resources are allocated and assesses performance on a monthly basis.

       The Company's primary business is owning, managing, and operating multifamily residential properties, which includes the generation of rental and other, related income through the leasing of apartment units to tenants. Senior management evaluates the performance of each of our apartment communities on an individual basis, however, each of our apartment communities has similar economic characteristics, residents and products and services so they have been aggregated into one reportable segment. The Company's rental real estate segment comprises approximately 95.2% and 96.9% of total revenues for the nine months ended September 30, 2001 and 2000, respectively, and approximately 95.8% and 94.3% of total revenues for the quarters ended September 30, 2001 and 2000, respectively.

       The primary financial measure for the Company's rental real estate segment is net operating income ("NOI"), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying statements of operations). Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. NOI from our rental real estate totaled approximately $937.1 million and $886.9 million for the nine months ended September 30, 2001 and 2000, respectively, and approximately $319.4 million and $294.8 million for the quarters ended September 30, 2001 and 2000, respectively.

       During the acquisition, development and/or disposition of real estate, the NOI return on total capitalized costs is the primary measure of financial performance (capitalization rate) the Company considers.

       The Company's fee and asset management activity and furniture rental/sales activities are immaterial and do not meet the threshold requirements of a reportable segment as provided for in SFAS No. 131.

16.    SUBSEQUENT EVENTS

       Subsequent to September 30, 2001 and through November 7, 2001, the
Company:

          - acquired one Property consisting of 296 units for approximately $23.7 million;
          - disposed of five Properties consisting of 636 units for approximately $22.1 million;
          - repaid $25.1 million of mortgage debt at or prior to maturity on five Properties; and
          - relinquished $1.1 million of mortgage debt assumed by the purchaser in connection with the disposition of two Properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       For further information including definitions for capitalized terms, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

       Forward-looking statements in this report are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "expects" and "anticipates" and other similar expressions that are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

       - alternative sources of capital to the Company are more expensive than anticipated;
       - occupancy levels and market rents may be adversely affected by national and local economic and market conditions, which are beyond the Company's control; and
       - additional factors as discussed in Part I of the Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

       The following table summarizes the number of Properties and related units for the periods presented:

----------------------------------------------------------------------------------------------------------------
                                              PORTFOLIO SUMMARY
----------------------------------------------------------------------------------------------------------------
                                                        NINE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------
                                                 2001                                    2000
                                                 ----                                    ----
                                   PROPERTIES               UNITS         PROPERTIES                UNITS
Beginning of period                     1,104             227,704              1,064              226,317
Acquisitions                               11               2,657                 19                3,002
Dispositions                              (38)             (6,241)               (30)              (7,354)
Completed Developments                      4               1,470                  3                  734
----------------------------------------------------------------------------------------------------------------
End of period                           1,081             225,590              1,056              222,699
================================================================================================================

       In addition, the Company sold and/or contributed eleven wholly owned Properties containing 3,011 units to a joint venture entity during the nine months ended September 30, 2001. The Company sold and/or contributed 21 wholly owned properties containing 5,211 units to two joint venture entities during the nine months ended September 30, 2000. The Company retained a 25% interest along with the rights to manage these joint venture Properties.

       The Company's acquisition and disposition activity has impacted overall results of operations for the nine months and quarters ended September 30, 2001 and 2000. Significant changes in revenues and expenses have resulted primarily from the consolidation of previously Unconsolidated Properties and the acquisition of Globe, as well as the 2001 and the 2000 Acquired Properties, which have been partially offset by the disposition of the 2001 and the 2000 Disposed Properties. Significant change in expense has also resulted from impairment charges (furniture rental and unconsolidated technology investments) recorded in 2001. This impact is discussed in greater detail in the following paragraphs.

       Properties that the Company owned for all of both the nine month periods ended September 30, 2001 and September 30, 2000 (the "Nine-Month 2001 Same Store Properties"), which represented 184,391 units, and Properties that the Company owned for all of both the quarters ended September 30, 2001 and September 30, 2000 (the "Third-Quarter 2001 Same Store Properties"), which represented 185,759 units, also impacted the Company's results of operations. Both the Nine-Month 2001 Same Store Properties and Third-Quarter 2001 Same Store Properties are discussed in the following paragraphs.

     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO NINE MONTHS ENDED
                               SEPTEMBER 30, 2000

       For the nine months ended September 30, 2001, income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain on sales of real estate, extraordinary items and cumulative effect of change in accounting principle decreased by approximately $38.6 million when compared to the nine months ended September 30, 2000.

       Rental income from the Nine-Month 2001 Same Store Properties increased by approximately $58.9 million to $1.3 billion, or 4.7%, primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. For the remainder of 2001, the Company expects to achieve rental income increases of 3.75% to 4.0% from Same Store Properties. For 2002, the Company expects to see rental income within a range of being slightly lower by 0.05% to slightly higher by as much as 1.0%. These estimated increases are subject to certain risks and uncertainties including, but not limited to, maintaining an overall average occupancy rate of 93.5% to 94.0%.

       Property operating expenses from the Nine-Month 2001 Same Store Properties, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $20.5 million or 4.5%. The increase in "same store" expenses is primarily attributable to a $4.8 million, or 6.5%, increase in utilities and a $8.3 million, or 7.3% increase in payroll costs. For the remainder of 2001, the Company expects to maintain expense growth at no more than 3.75% to 4.0% for the Same Store Properties. For 2002, the Company expects to maintain expense growth between a range of 1.5% to 2.25%.

       Rental income from properties other than Nine-Month 2001 Same Store Properties increased by approximately $43.9 million primarily as a result of revenue from the Company's corporate housing business and the acquisition of Properties during 2001, including the consolidation of previously Unconsolidated Properties.

       Interest income-investment in mortgage notes increased by approximately $0.5 million as a result of receiving deferred interest income on certain of the mortgage notes. The Company anticipates no additional interest income will be recognized on these mortgage notes in future quarters as the Company now consolidates the results related to these previously Unconsolidated Properties.

       Interest and other income decreased by approximately $0.8 million, primarily as a result of lower balances and related interest rates being earned on these investments.

       Property management expenses included off-site expenses associated with the self-management of the Company's Properties. These expenses increased by approximately $0.1 million. The Company continues to acquire properties in major metropolitan areas and dispose of assets in smaller multi-family rental markets where the Company does not have a significant management presence. As a result, the Company is able to achieve economies of scale by not increasing off-site management expenses as it acquires additional properties.

       Fee and asset management revenues and fee and asset management expenses increased as a result of the Company continuing to manage Properties that were sold and/or contributed to various unconsolidated joint venture entities. As of September 30, 2001, the Company managed 15,948 units for third parties and the unconsolidated joint venture entities.

       Furniture income and furniture expenses are associated with the operation of the furniture rental business assumed in connection with the Globe acquisition, which occurred in July 2000. Furniture expenses include a depreciation charge on furniture held in inventory and property and equipment directly related to the furniture business.

       The Company recorded impairment charges totaling approximately $68.0 million, of which $60.0 million is related to the furniture rental business and approximately $8.0 million is related to certain investments in technology entities. See Footnote 14 in the Notes to the Consolidated Financial Statements for further discussion.

       Interest expense, including amortization of deferred financing costs, increased approximately $2.3 million. The effective interest cost on all of the Company's indebtedness for the nine months ended September 30, 2001 was 6.99% as compared to 7.25% for the nine months ended September 30, 2000. For the remainder of 2001, the Company expects its overall interest costs to decrease slightly due to lower variable interest rates. In connection with the scheduled maturity of $150 million of indebtedness due in November 2001, the Company anticipates to initially borrow under its line of credit to repay this indebtedness. The Company also expects to replace this indebtedness in the first quarter of 2002 for a similar amount and to incur interest costs approximating 6.5% to 7.0% per annum.

       General and administrative expenses, which include corporate operating expenses, increased approximately $4.3 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel and higher overall compensation expenses including a current year expense associated with the vesting of restricted shares/awards to key employees in the past three years.

       Net gain on sales of real estate decreased approximately $64.9 million between the periods under comparison. This decrease is primarily the result of a fewer number of units sold during the nine months ended September 30, 2001 (9,252 units including the joint venture Properties) as compared to the nine months ended September 30, 2000 (12,565 units including the joint venture Properties). In addition, the Company sold older and more fully depreciated Properties during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 2001.

    COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2001 TO QUARTER ENDED SEPTEMBER
                                    30, 2000

       For the quarter ended September 30, 2001, income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain on sales of real estate, extraordinary items and cumulative effect of change in accounting principle decreased by approximately $59.8 million when compared to the quarter ended September 30, 2000.

       Rental income from the Third-Quarter 2001 Same Store Properties increased by approximately $14.8 million to $444.6 million or 3.4% primarily as a result of higher rental rates charged to new tenants and tenant renewals and an increase in income from billing tenants for their share of utility costs as well as other ancillary services provided to tenants. For the remainder of 2001, the Company expects to achieve rental income increases of 3.75% to 4.0% from Same Store Properties. For 2002, the Company expects to see rental income within a range of being slightly lower by 0.05% to slightly higher by as much as 1.0%. These estimated increases are subject to certain risks and uncertainties including, but not limited to, maintaining an overall average occupancy rate of 93.5% to 94.0%.

       Property operating expenses from the Third-Quarter 2001 Same Store Properties, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased approximately $4.6 million or 2.9%. The increase in "same store" expenses is primarily attributable to a $1.3 million, or 3.4%, increase in real estate taxes and a $2.4 million, or 6.0% increase in payroll costs. For the remainder of 2001, the Company expects to maintain expense growth at no more than 3.75% to 4.0% for the Same Store Properties. For 2002, the Company expects to maintain expense growth between a range of 1.5% to 2.25%.

       Rental income from properties other than Third-Quarter 2001 Same Store Properties increased by approximately $13.1 million primarily as a result of revenue from the Company's corporate housing business and the acquisition of properties during the third quarter of 2001.

       Interest income-investment in mortgage notes decreased by approximately $2.8 million as a result of the Company receiving the final payment related to these notes prior to consolidation of these previously Unconsolidated Properties.

       Interest and other income decreased by approximately $4.1 million, primarily as a result of lower balances and related interest rates being earned on the Company's short-term investment accounts.

       Property management expenses included off-site expenses associated with the self-management of the Company's Properties. These expenses increased by approximately $1.3 million, primarily related to higher payroll costs and increased health costs for employees.

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

       The Company recorded impairment charges totaling approximately $61.2 million, of which $60.0 million is related to the furniture rental business and approximately $1.2 million is related to certain investments in technology entities. See Footnote 14 in the Notes to the Consolidated Financial Statements for further discussion.

       Interest expense, including amortization of deferred financing costs, increased approximately $2.0 million. The effective interest cost on all of the Company's indebtedness for the quarter ended September 30, 2001 was 6.82% as compared to 7.28% for the quarter ended September 30, 2000. For the remainder of 2001, the Company expects its overall interest cost to decrease slightly due to lower variable interest rates.

       General and administrative expenses, which include corporate operating expenses, increased approximately $3.4 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel and higher overall compensation expenses including a current year expense associated with the awarding of restricted shares to key employees in the past three years.

       Net gain on sales of real estate decreased approximately $23.8 million between the periods under comparison. This decrease is primarily the result of fewer units sold during the quarter ended September 30, 2001, which included 2,052 wholly owned units as compared to 3,959 wholly owned units sold in the quarter ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

       As of January 1, 2001, the Company had approximately $23.8 million of cash and cash equivalents and the amounts available on the Company's lines of credit were $399.5 million, of which $53.5 million was restricted. After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company's cash and cash equivalents balance at September 30, 2001 was approximately $110.8 million and the amount available on the Company's line of credit was $700.0 million, of which $60.0 million was restricted.

       Part of the Company's strategy in funding the purchase of multifamily properties, funding its Properties in the development and/or earnout stage and the funding of the Company's investment in two joint ventures with multifamily real estate developers is to utilize its lines of credit and to subsequently repay the lines of credit from the disposition of Properties, reinvestment of retained cash flows or the issuance of additional equity or debt securities. Continuing to utilize this strategy during the first nine months of 2001, the
Company:

   - disposed of thirty-eight properties (including one Unconsolidated Property) and two vacant parcels of land and received net proceeds of $284.8 million;
   - issued $300.0 million of unsecured debt receiving net proceeds of $297.4 million;
   - sold and/or contributed eleven properties to a joint venture and received net proceeds of $167.6 million;
   - issued $48.5 million of three new series of Preference Interests and received net proceeds of $47.3 million;
   -   obtained $59.3 million in new mortgage financing; and
   - received a $61.4 million pay-down of second and third mortgages on previously Unconsolidated Properties.

During the nine months ended September 30, 2001, the Company:

   -   reduced its line of credit borrowings by approximately
       $355.5 million;
   -   funded $210.5 million to redeem all of its Series A and F
       Preferred Shares;
   - repaid approximately $315.3 million of mortgages due at or prior to maturity and/or at the disposition date of respective properties;
   - funded a net of $109.5 million related to the development, earnout and joint venture agreements; and
   - acquired eleven properties and vacant land for $288.9 million ($45.9 million of mortgage assumptions and $243.0 million of cash).

The Company's total debt summary, as of September 30, 2001, included:

              ------------------------------------------------------------------------------
                                       DEBT SUMMARY AS OF 9/30/01
              ------------------------------------------------------------------------------
                                                                                Weighted
                                                               $ Millions     Average Rate
                                                             --------------------------------
                Secured                                               3,269            6.73%
                Unsecured                                             2,419            6.88%
                                                             --------------------------------
                     Total                                            5,688            6.79%

                Fixed Rate                                            5,123            6.98%
                Floating Rate                                           565            5.02%
                                                             --------------------------------
                     Total                                            5,688            6.79%

                ABOVE TOTALS INCLUDE:
                Total Tax Exempt                                        945            5.00%
                Unsecured Revolving Credit Facility                       -               -

              ------------------------------------------------------------------------------

Subsequent to September 30, 2001 and through November 7, 2001, the Company:

   - acquired one Property consisting of 296 units for approximately $23.7 million;
   - disposed of five Properties consisting of 636 units for approximately $22.1 million;
   - repaid $25.1 million of mortgage debt at or prior to maturity on five Properties; and
   - relinquished $1.1 million in mortgage debt assumed by the purchaser in connection with the disposition of two Properties.

       During the fourth quarter of 2001, the Company expects to fund approximately $23.5 million related to the development, earnout and joint venture agreements. In connection with one joint venture agreement, the Company has an obligation to fund up to an additional $6.5 million to guarantee third party construction financing. As of September 30, 2001, the Company has 19 projects under development with estimated completion dates ranging from December 31, 2001 through June 30, 2003. At any time following the completion of construction of any development property, the Company's joint venture partners have the right to cause the Company to acquire their respective interests in the completed projects at a mutually agreeable price. If the Company and the joint venture partner are unable to agree on a price, appraisals will be obtained by both parties. If the appraised values vary by more than 10%, both the Company and the joint venture partner will agree on a third appraiser to determine which original appraisal is closest to its determination of value.

       During the nine months ended September 30, 2001, the Company's total improvements to real estate approximated $108.3 million. Replacements, which includes new carpeting, appliances, mechanical equipment, fixtures, vinyl floors and blinds inside the unit approximated $42.8 million, or $210 per unit. Building improvements for the 1999, 2000 and 2001 Acquired Properties approximated $19.4 million, or $375 per unit. Building improvements for all of the Company's pre-1999 Acquired Properties approximated $38.9 million or $257 per unit. In addition, approximately $3.6 million was spent on six specific assets related to major renovations and repositioning of these assets. Also included in total improvements to real estate was approximately $3.6 million on commercial/other assets and Partially Owned Properties. Such improvements to real estate were primarily funded from net cash provided by operating activities. Total improvements to real estate budgeted for the remainder of 2001 are estimated to be approximately $25.0 million.

       During the nine months ended September 30, 2001, the Company's total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company's property management offices and its corporate offices, was approximately $5.2 million. Such additions to non-real estate property were funded from net cash provided by operating activities. Total additions to non-real estate property budgeted for the remainder of 2001 are estimated to be approximately $0.9 million.

       The Company, through its Globe subsidiary, has a policy of capitalizing expenditures made for rental furniture and property and equipment. Globe purchases furniture to replace furniture that has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. Expenditures for property and equipment that significantly enhance the value of existing assets or substantially extend the useful life of an asset are also capitalized. Expenditures for ordinary maintenance and repairs related to property and equipment are expensed as incurred. For the nine months ended September 30, 2001, total additions to rental furniture approximated $17.8 million and property and equipment approximated $2.2 million. Total additions to rental furniture and property and equipment budgeted for the remainder of 2001 are estimated to be approximately $1.0 million.

       Minority Interests as of September 30, 2001 increased by $22.1 million when compared to December 31, 2000. The primary factors that impacted this account during the quarter were:

   - distributions declared to Minority Interests, which amounted to $30.1 million for the nine months ended September 30, 2001 (excluding preference unit/interest distributions);
   -   the allocation of income from operations in the amount of $22.7 million;
   - the allocation of Minority Interests from Partially Owned Properties in the amount of $1.5 million;
   -   the conversion of OP Units into Common Shares; and
   - the issuance of Common Shares, OP Units and Preference Interests during the nine months ended September 30, 2001.

       Total distributions paid in October 2001 amounted to approximately $146.4 million, which included distributions declared for the quarter ended September 30, 2001.

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

       The Company has a revolving credit facility with Bank of America Securities LLC and Chase Securities Inc. acting as joint lead arrangers to provide the Operating Partnership with potential borrowings of up to $700 million. As of November 9, 2001, $35.0 million was outstanding under this facility.

       In connection with the Globe acquisition, the Company assumed a revolving credit facility with Fifth Third Bank with potential borrowings of up to $55.0 million. This credit facility was terminated on May 31, 2001.

       In connection with the Wellsford Merger, the Company provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of November 7, 2001, this enhancement was still in effect at a commitment amount of $12.7 million.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There have been no new or significant developments related to the legal proceedings that were discussed in Part I, Item III of the Company's Form 10-K for the year ended December 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)     Exhibits:

3.1     Fourth Amended and Restated Bylaws
12      Computation of Ratio of Earnings to Fixed Charges

(B)     Reports on Form 8-K:
        None

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EQUITY RESIDENTIAL PROPERTIES TRUST

Date: NOVEMBER 12, 2001           By: /s/        Bruce C. Strohm
                                      -----------------------------
                                                 Bruce C. Strohm
                                      Executive Vice President, General Counsel
                                                 and Secretary


Date: NOVEMBER 12, 2001           By: /s/        Michael J. Mchugh
                                      -----------------------------
                                                 Michael J. McHugh
                                      Executive Vice President, Chief Accounting
                                                  Officer and Treasurer