Form 10-K
period 2001-12-31
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 2002-03-07
CIK 906107

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12252

EQUITY RESIDENTIAL PROPERTIES TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	13-3675988 (I.R.S. Employer Identification No.)
Two North Riverside Plaza, Chicago, Illinois (Address of Principal Executive Offices)	60606 (Zip Code)

(312) 474-1300
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Shares of Beneficial Interest, $0.01 Par Value	New York Stock Exchange
(Title of Class)	(Name of Each Exchange on Which Registered)
Preferred Shares of Beneficial Interest, $0.01 Par Value	New York Stock Exchange
(Title of Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        The aggregate market value of voting and non-voting shares held by non-affiliates of the Registrant was approximately $7.5 billion based upon the closing price on January 15, 2002 of $27.74 using beneficial ownership of shares rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting shares owned by Trustees and Executive Officers, some of whom may not be held to be affiliates upon judicial determination.

        At January 15, 2002, 271,918,700 of the Registrant's Common Shares of Beneficial Interest were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates by reference information to be contained in the Company's definitive proxy statement, which the Company anticipates will be filed no later than April 30, 2002, and thus these items have been omitted in accordance with General Instruction G (3) to Form 10-K.

EQUITY RESIDENTIAL PROPERTIES TRUST

PART I

Item 1. Business

General

        Equity Residential Properties Trust ("EQR") is a self-administered and self-managed equity real estate investment trust ("REIT"). EQR was organized in March 1993 and commenced operations on August 18, 1993 upon completion of its initial public offering (the "EQR IPO") of 26,450,000 common shares of beneficial interest, $0.01 par value per share ("Common Shares"). EQR was formed to continue the multifamily property business objectives and acquisition strategies of certain affiliated entities controlled by Mr. Samuel Zell, Chairman of the Board of Trustees of EQR. These entities had been engaged in the acquisition, ownership and operation of multifamily residential properties since 1969. As used herein, the term "Company" includes EQR and those entities owned or controlled by it, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust, Evans Withycombe Residential, Inc., Merry Land & Investment Company, Inc. and Lexford Residential Trust (collectively, the "Mergers"). The term "Company" also includes Globe Business Resources, Inc. ("Globe") and Grove Property Trust ("Grove"). The Company completed the sale of its Globe furniture rental business on January 11, 2002. The Company has elected to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code"). Certain capitalized terms are defined in the Notes to the Company's Consolidated Financial Statements.

        EQR is the general partner of, and as of December 31, 2001, owned an approximate 92.1% ownership interest in, ERP Operating Limited Partnership (the "Operating Partnership"). The Company conducts substantially all of its business and owns substantially all of its assets through the Operating Partnership. The Operating Partnership is, in turn, directly or indirectly, a partner, member or shareholder of numerous partnerships, limited liability companies and corporations which have been established primarily to own fee simple title to multifamily properties or to conduct property management activities and other businesses related to the ownership and operation of multifamily residential real estate. References to the "Company" include the Operating Partnership and each of the partnerships, limited liability companies and corporations controlled by the Operating Partnership or EQR.

        The Company is engaged in the acquisition, ownership, management, operation and disposition of multifamily properties. As of December 31, 2001, the Company owned or had interests in a portfolio of 1,076 multifamily properties (individually a "Property" and collectively the "Properties") containing 224,801 apartment units consisting of the following:

	Number of Properties	Number of Units
Wholly Owned Properties	955	199,698
Partially Owned Properties	36	6,931
Unconsolidated Properties	85	18,172

Total Properties	1,076	224,801

        The Company accounts for its ownership interest in the 955 "Wholly Owned Properties" under the consolidation method of accounting. The Company beneficially owns 100% fee simple title to 948 of the 955 Wholly Owned Properties. The Company has a leasehold estate ownership interest in one Property. As such, the Company owns the real estate building and improvements and leases the land underlying the improvements under a long-term ground lease that expires in 2066. This one Property is consolidated and reflected as a real estate asset while the ground lease is accounted for as an operating lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting for Leases. The Company owns the debt collateralized by two Properties and owns an interest in the debt collateralized by the remaining four Properties. The Company consolidates its interest in these six Properties in accordance with the accounting standards outlined in the AcSEC guidance for real estate acquisition, development and construction arrangements issued in the CPA letter dated February 10, 1986, and as such, reflects these assets as real estate in the consolidated financial statements.

        The "Partially Owned Properties" are controlled and partially owned by the Company but have partners with minority interests and are accounted for under the consolidation method of accounting. The "Unconsolidated Properties" are partially owned but not controlled by the Company and consist of investments in partnership interests and/or subordinated mortgages that are accounted for under the equity method of accounting. The above table does not include various uncompleted development properties.

        The Company is one of the largest publicly traded REIT's (based on the aggregate market value of its outstanding Common Shares) and is the largest publicly traded REIT owner of multifamily properties (based on the number of apartment units wholly owned and total revenues earned). The Company's Properties are located in 36 states with its corporate headquarters located in Chicago, Illinois. The Company also leases (under operating leases) over thirty-five divisional, regional and area property management offices throughout the United States.

        Direct fee simple title for certain of the Properties is owned by single-purpose nominee corporations, limited partnerships and limited liability companies or land trusts that engage in no business other than holding title to the Property for the benefit of the Company. Holding title in such a manner is expected to make it less costly to transfer such Property in the future in the event of a sale and should facilitate financing, since lenders often require title to a Property to be held in a single purpose entity in order to isolate that Property from potential liabilities of other Properties.

        The Company has approximately 6,400 employees as of March 1, 2002. An on-site manager, who supervises the on-site employees and is responsible for the day-to-day operations of the Property, directs each of the Company's Properties. An assistant manager and/or leasing staff generally assist the manager. In addition, a maintenance director at each Property supervises a maintenance staff whose responsibilities include a variety of tasks, including responding to service requests, preparing vacant apartments for the next resident and performing preventive maintenance procedures year-round.

Business Objectives and Operating Strategies

        The Company seeks to maximize both current income and long-term growth in income, thereby increasing:

  •
  the value of the Properties;

  •
  distributions on a per Common Share basis; and

  •
  shareholders' value.

        The Company's strategies for accomplishing these objectives are:

  •
  maintaining and increasing Property occupancy while increasing rental rates;

  •
  controlling expenses, providing regular preventive maintenance, making periodic renovations and enhancing amenities;

  •
  maintaining a ratio of consolidated debt-to-total market capitalization of less than 50%;

  •
  strategically acquiring and disposing of properties;

  •
  purchasing newly developed, as well as co-investing in the development of, multifamily communities;

  •
  entering into joint ventures related to the ownership of established properties; and

  •
  strategically investing in various businesses that will enhance services for the Properties.

        The Company is committed to resident satisfaction by striving to anticipate industry trends and implementing strategies and policies consistent with providing quality resident services. In addition, the Company continuously surveys rental rates of competing properties and conducts resident satisfaction surveys to determine the factors they consider most important in choosing a particular apartment unit and/or Property.

Acquisition and Development Strategies

        The Company anticipates that future property acquisitions and developments will occur within the continental United States. Management will continue to use market information to evaluate opportunities. The Company's market database allows it to review the primary economic indicators of the markets where the Company currently owns and manages Properties and where it expects to expand its operations. Acquisitions and developments may be financed from various sources of capital, which may include retained cash flow, issuance of additional equity securities, sales of Properties, joint venture agreements and collateralized and uncollateralized borrowings. In addition, the Company may acquire additional properties in transactions that include the issuance of limited partnership interests in the Operating Partnership ("OP Units") as consideration for the acquired properties. Such transactions may, in certain circumstances, enable the sellers to defer, in part, the recognition of taxable income or gain, which might otherwise result from the sales.

        When evaluating potential acquisitions and developments, the Company will consider:

  •
  the geographic area and type of community;

  •
  the location, construction quality, condition and design of the property;

  •
  the current and projected cash flow of the property and the ability to increase cash flow;

  •
  the potential for capital appreciation of the property;

  •
  the terms of resident leases, including the potential for rent increases;

  •
  income levels and employment growth trends in the relevant market;

  •
  household growth and net migration of the relevant market's population;

  •
  the potential for economic growth and the tax and regulatory environment of the community in which the property is located;

  •
  the occupancy and demand by residents for properties of a similar type in the vicinity (the overall market and submarket);

  •
  the prospects for liquidity through sale, financing or refinancing of the property;

  •
  the benefits of integration into existing operations;

  •
  barriers to entry that would limit competition (zoning laws, building permit availability, supply of undeveloped or developable real estate, local building costs and construction labor costs among other factors);

  •
  purchase prices and yields of available existing stabilized communities, if any; and

  •
  competition from existing multifamily properties and the potential for the construction of new multifamily properties in the area.

Financing Strategies

        On October 11, 2001, the Company effected a two-for-one split of its Common Shares and OP Units to shareholders and unit holders of record as of September 21, 2001. All Common Shares and OP Units presented have been retroactively adjusted to reflect the Common Share and OP Unit split.

        The Company's "Consolidated Debt-to-Total Market Capitalization Ratio" as of December 31, 2001 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all OP Units at the equivalent market value of the closing price of the Company's Common Shares on the New York Stock Exchange; (ii) the "Common Share Equivalent" of all convertible preferred shares and preference interests/units; and (iii) the liquidation value of all perpetual preferred shares and preference interests outstanding.

Capitalization as of December 31, 2001

Total Debt		$5,742,758,250
Common Shares & OP Units	294,818,566
Common Share Equivalents (see below)	15,861,937

Total Outstanding at year-end	310,680,503
Price at year-end	$28.71

		8,919,637,241
Perpetual Preferred Shares Liquidation Value		565,000,000
Perpetual Preference Interests Liquidation Value		211,500,000

Total Market Capitalization		$15,438,895,491
Debt/Total Market Capitalization		37.20%

Convertible Preferred Shares, Preference Interests and Units
As of December 31, 2001

	Shares/Units	Conversion Ratio	Common Share Equivalents
Preferred Shares:
Series E	3,365,794	1.1128	3,745,456
Series G	1,264,700	8.5360	10,795,479
Series H	54,027	1.4480	78,231
Preference Interests:
Series H	190,000	1.5108	287,052
Series I	270,000	1.4542	392,634
Series J	230,000	1.4108	324,484
Junior Preference Units:
Series A	56,616	4.081600	231,084
Series B	7,367	1.020408	7,517

Total Convertible	5,438,504		15,861,937

        The Company's policy is to maintain a ratio of consolidated debt-to-total market capitalization of less than 50%.

        It is also the Company's policy that all unsecured indebtedness (other than short-term trade, employee compensation or similar indebtedness that will be paid in the ordinary course of business) be incurred by the Operating Partnership to the extent necessary to fund the business activities conducted by the Operating Partnership and its subsidiaries.

Equity Offerings For the Years Ended December 31, 2001, 2000 and 1999

        During 2001, the Company:

  •
  Issued 3,187,217 Common Shares pursuant to its Fifth Amended Option and Award Plan and received net proceeds of approximately $65.4 million.

  •
  Issued 310,261 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $6.9 million.

  •
  Issued 33,106 Common Shares pursuant to its Share Purchase—DRIP Plan and received net proceeds of approximately $0.9 million.

  •
  Issued 42,649 Common Shares pursuant to its Dividend Reinvestment—DRIP Plan and received net proceeds of approximately $1.2 million.

        During 2000, the Company:

  •
  Issued 1,370,186 Common Shares pursuant to its Fifth Amended Option and Award Plan and received net proceeds of approximately $25.2 million.

  •
  Issued 299,580 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $5.4 million.

  •
  Issued 26,374 Common Shares pursuant to its Share Purchase—DRIP Plan and received net proceeds of approximately $0.6 million.

  •
  Issued 69,504 Common Shares pursuant to its Dividend Reinvestment—DRIP Plan and received net proceeds of approximately $1.7 million.

        During 1999, the Company:

  •
  Issued 2,026,384 Common Shares pursuant to its Fifth Amended Option and Award Plan and received net proceeds of approximately $30.8 million.

  •
  Issued 295,770 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $5.2 million.

  •
  Issued 45,068 Common Shares pursuant to its Share Purchase—DRIP Plan and received net proceeds of approximately $1.0 million.

  •
  Issued 72,264 Common Shares pursuant to its Dividend Reinvestment—DRIP Plan and received net proceeds of approximately $1.5 million.

  •
  Repurchased and retired on October 12, 1999, 296,906 Common Shares previously issued in connection with the LFT Merger. These Common Shares were beneficially owned by various LFT employees and trustees. The Company paid approximately $6.3 million in connection therewith.

        The Company filed with the SEC on February 3, 1998 a Form S-3 Registration Statement to register $1 billion of equity securities. The SEC declared this registration statement effective on February 27, 1998. In addition, the Company carried over $272 million related to the registration statement that was declared effective on August 4, 1997. As of December 31, 2001, $1.1 billion in equity securities remained available for issuance under this registration statement.

        During 2001, 2000 and 1999, the Company, through a subsidiary of the Operating Partnership, issued various Preference Interests series (the "Preference Interests") with an equity value of

$246.0 million receiving net proceeds of $239.9 million. The following table presents the issued and outstanding Preference Interests as of December 31, 2001 and December 31, 2000:

				Amounts in thousands
	Redemption Date (1)(2)	Conversion Rate (2)	Annual Dividend Rate per Unit (3)	December 31, 2001	December 31, 2000
Preference Interests:
8.00% Series A Cumulative Redeemable Preference Interests; liquidation value $50 per unit; 800,000 units issued and outstanding at December 31, 2001 and December 31, 2000	10/01/04	N/A	$4.0000	$40,000	$40,000
8.50% Series B Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,100,000 units issued and outstanding at December 31, 2001 and December 31, 2000	03/03/05	N/A	$4.2500	55,000	55,000
8.50% Series C Cumulative Redeemable Preference Units; liquidation value $50 per unit; 220,000 units issued and outstanding at December 31, 2001 and December 31, 2000	03/23/05	N/A	$4.2500	11,000	11,000
8.375% Series D Cumulative Redeemable Preference Units; liquidation value $50 per unit; 420,000 units issued and outstanding at December 31, 2001 and December 31, 2000	05/01/05	N/A	$4.1875	21,000	21,000
8.50% Series E Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at December 31, 2001 and December 31, 2000	08/11/05	N/A	$4.2500	50,000	50,000
8.375% Series F Cumulative Redeemable Preference Units; liquidation value $50 per unit; 180,000 units issued and outstanding at December 31, 2001 and December 31, 2000	05/01/05	N/A	$4.1875	9,000	9,000
7.875% Series G Cumulative Redeemable Preference Units; liquidation value $50 per unit; 510,000 units issued and outstanding at December 31, 2001	03/21/06	N/A	$3.9375	25,500	—
7.625% Series H Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 190,000 units issued and outstanding at December 31, 2001	03/23/06	1.5108	$3.8125	9,500	—
7.625% Series I Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 270,000 units issued and outstanding at December 31, 2001	06/22/06	1.4542	$3.8125	13,500	—
7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 230,000 units issued and outstanding at December 31, 2001	12/14/06	1.4108	$3.8125	11,500	—

				$246,000	$186,000

(1)
On or after the fifth anniversary of the respective issuance (the "Redemption Date"), all of the Preference Interests may be redeemed for cash at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price, payable in cash, equal to the liquidation preference of $50.00 per unit plus the cumulative amount of accrued and unpaid distributions, if any.

(2)
On or after the tenth anniversary of the respective issuance (the "Conversion Date"), all of the Preference Interests are exchangeable at the option of the holder (in whole but not in part) on a one-for-one basis to a respective reserved series of EQR Preferred Shares. In addition, on or after the Conversion Date, the Convertible Preference Interests (Series H, I & J) may be converted under certain circumstances at the option of the holder (in whole but not in part) to Common Shares based upon the contractual conversion rate, plus accrued and unpaid distributions, if any.

(3)
Dividends on all series of Preference Interests are payable quarterly on March 25th, June 25th, September 25th, and December 25th of each year.

Debt Offerings For the Years Ended December 31, 2001, 2000 and 1999

        During 2001:

  •
  The Operating Partnership issued $300 million of redeemable unsecured fixed rate notes (the "March 2011 Notes") in a public debt offering in March 2001. The March 2011 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis. The March 2011 Notes are due March 2, 2011. The annual interest rate on the March 2011 Notes is 6.95%, which is payable semiannually in arrears on September 2 and March 2, commencing September 2, 2001. The Operating Partnership received net proceeds of approximately $297.4 million in connection with this issuance.

        During 2000:

  •
  The Operating Partnership did not issue new debt during the year ended December 31, 2000.

        During 1999:

  •
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

        The Operating Partnership filed a Form S-3 Registration Statement on August 25, 2000 to register $1 billion of debt securities. The SEC declared this registration statement effective on September 8, 2000. In addition, the Operating Partnership carried over $430 million related to the registration statement effective on February 27, 1998. As of December 31, 2001, $1.13 billion in debt securities remained available for issuance under this registration statement.

Disposition Strategies

        Management will use market information to evaluate dispositions. Factors the Company considers in deciding whether to dispose of its Properties include the following:

  •
  potential increases in new construction;

  •
  areas where the economy is expected to decline substantially; and

  •
  markets where the Company does not intend to establish long-term concentrations.

        The Company will reinvest the proceeds received from property dispositions primarily to fund property acquisitions as well as fund development activities. In addition, when feasible, the Company may structure these transactions as tax deferred exchanges.

Credit Facilities

        The Company has a revolving credit facility to provide the Operating Partnership with potential borrowings of up to $700 million. This line of credit is scheduled to expire in August 2002 and the Company has begun negotiations to have a new line of credit in place by the end of the second quarter of 2002. As of February 28, 2002, $262.0 million was outstanding under this facility at a weighted average interest rate of 2.38%.

        In connection with its acquisition of Globe, the Company assumed a revolving credit facility with potential borrowings of up to $55.0 million. On May 31, 2001, this credit facility was terminated.

Business Combinations

        On October 1, 1999, the Company completed the acquisition of the multifamily property business of Lexford Residential Trust ("LFT") through the LFT Merger. The transaction was valued at approximately $738 million and included 402 LFT Properties containing 36,609 units. The purchase price consisted of:

  •
  8.0 million Common Shares issued by the Company (each outstanding common share of beneficial interest of LFT was converted into 0.926 of a Common Share) with a market value of approximately $181.1 million;

  •
  assumption of mortgage indebtedness and unsecured notes in the amount of $528.3 million;

  •
  acquisition of other assets of approximately $40.9 million and assumption of other liabilities of approximately $25.3 million; and

  •
  other merger related costs of approximately $24.5 million.

        On July 11, 2000, the Company acquired Globe in an all cash and debt transaction valued at approximately $163.2 million. Globe provided fully furnished short-term housing through an inventory of leased housing units to transferring or temporarily assigned corporate personnel, new hires, trainees, consultants and individual customers throughout the United States. Additionally, Globe rents and sells furniture to a diversified base of commercial and residential customers throughout the United States. Shareholders of Globe received $13.00 per share, which approximated $58.7 million in cash based on the 4.5 million Globe shares outstanding. In addition, the Company:

  •
  Acquired $94.8 million in other Globe assets and assumed $29.6 million in other Globe liabilities;

  •
  Allocated $68.4 million to goodwill;

  •
  Recorded acquisition costs of $4.5 million; and

  •
  Assumed $70.4 million in debt, which included $1.4 million in mortgage debt, $39.5 million in unsecured notes, and Globe's line of credit of $29.5 million outstanding.

        On July 21, 2000, the Company, through its Globe subsidiary, acquired Temporary Quarters, Inc., the leading corporate housing provider in Atlanta, Georgia, in a $3.3 million all cash transaction.

        As of September 30, 2001, the Company recorded $60.0 million of asset impairment charges related to its furniture rental business. These charges were the result of a review of the existing intangible and tangible assets reflected on the consolidated balance sheet as of September 30, 2001. The impairment loss is reflected on the income statement in total expenses and includes the write-down of the following assets: a) goodwill of approximately $26.0 million; b) rental furniture, net of approximately $28.6 million; c) property and equipment, net of approximately $4.5 million; and d) other assets of approximately $0.9 million.

        On January 11, 2002, the Company sold the former Globe furniture rental business for approximately $30.0 million in cash, which approximated the net book value at the sale date. The Company has retained ownership of the former Globe short-term furnished housing business, which is now known as Equity Corporate Housing.

        On October 31, 2000 the Company acquired Grove, which included 60 properties containing 7,308 units for a total purchase price of $463.2 million. The Company:

  •
  Paid $17.00 per share or $141.6 million in cash to purchase the 8.3 million outstanding common shares of Grove;

  •
  Paid $17.00 per unit or $12.4 million in cash to purchase 0.7 million Grove OP Units outstanding at the merger date;

  •
  Converted 2.1 million Grove OP Units to 1.6 of the Operating Partnership's OP units using the conversion ratio of 0.7392 (after cash-out of fractional units). The value of these converted OP units totaled $37.2 million;

  •
  Assumed $241.3 million in Grove debt, which included first and second mortgages totaling $203.4 million and Grove's line of credit totaling $38.0 million. Grove's line of credit and two mortgage loans totaling $7.8 million were paid off immediately after the closing;

  •
  Acquired $20.1 million in other Grove assets and assumed $11.2 million in other Grove liabilities, including a contingent earnout liability totaling $1.5 million. This amount represents the estimated additional cash or OP Units required to be funded to the previous owners of Glen Meadow Apartments upon the transition of this property from subsidized to market rents; and

  •
  Recorded acquisition costs of $19.5 million.

        The Company accounted for these business combinations as purchases in accordance with Accounting Principles Board ("APB") Opinion No. 16. The fair value of the consideration given by the Company was used as the valuation basis for each of the combinations.

Competition

        All of the Properties are located in developed areas that include other multifamily properties. The number of competitive multifamily properties in a particular area could have a material effect on the Company's ability to lease units at the Properties or at any newly acquired properties and on the rents charged. The Company may be competing with other entities that have greater resources than the Company and whose managers have more experience than the Company's managers. In addition, other forms of rental properties, including multifamily properties and manufactured housing, some of which may be controlled by Mr. Zell, and single-family housing, provide housing alternatives to potential residents of multifamily properties.

Risk Factors

        The following Risk Factors may contain defined terms that are different from those used in the other sections of this report. Unless otherwise indicated, when used in this section, the terms "we" and "us" refer to Equity Residential Properties Trust and its subsidiaries, including ERP Operating Limited Partnership.

        Set forth below are the risks that we believe are important to investors who purchase or own our common shares of beneficial interest or preferred shares of beneficial interest (which we refer to collectively as "Shares"); preference interests ("Interests") of a subsidiary of ERP Operating Limited Partnership; preference units ("Units"); or units of limited partnership interest ("OP Units") of ERP Operating Limited Partnership, our operating partnership, which are redeemable on a one-for-one basis for common shares or their cash equivalent. In this section, we refer to the Shares, Interests, Units and the OP Units together as our "securities," and the investors who own Shares, Interests, Units and/or OP Units as our "security holders."

Debt Financing, Preferred Shares and Preference Interests and Units Could Adversely Affect Our Performance

  General

        The Company's total debt summary, as of December 31, 2001, included:

Debt Summary as of December 31, 2001

	$ Millions	Weighted Average Rate
Secured	$3,287	6.51%
Unsecured	2,456	6.32%

Total	$5,743	6.43%
Fixed Rate	$4,847	7.02%
Floating Rate	896	3.20%

Total	$5,743	6.43%
Above Totals Include:
Total Tax Exempt	$975	4.41%
Unsecured Revolving Credit Facility	$195	2.50%

        In addition to debt, we have issued and outstanding $1.2 billion of liquidation value for the preferred shares of beneficial interest and preference interests and units combined, with a weighted average dividend preference of 8.06% per annum. Our use of debt and preferred equity financing creates certain risks, including the following.

  Scheduled Debt Payments Could Adversely Affect Our Financial Condition

        In the future, our cash flow could be insufficient to meet required payments of principal and interest or to pay distributions on our securities at expected levels.

        We may not be able to refinance existing debt (which in virtually all cases requires substantial principal payments at maturity) and, if we can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. As a result, we may be forced to postpone capital expenditures necessary for the maintenance of our properties and may have to dispose of one or more properties on terms that would otherwise be unacceptable to us. The Company's debt maturity schedule as of December 31, 2001 is as follows:

Debt Maturity Schedule
As of December 31, 2001

Year	$ Millions	% of Total
2002	699	12.2%
2003	306	5.3%
2004	596	10.4%
2005	711	12.4%
2006	440	7.7%
2007	277	4.8%
2008	482	8.4%
2009	414	7.2%
2010	262	4.6%
2011+	1,556	27.0%

Total	$5,743	100.0%

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

        The mortgages on our properties may contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. In addition, our credit facilities contain certain customary restrictions, requirements and other limitations on our ability to incur indebtedness. Our current $700 million revolving credit facility matures in August 2002 and we will negotiate new covenants when we enter into the new credit facility which we expect will be no more restrictive than those contained in our existing credit facility, although there can be no assurance that our expectations will prove to be accurate. The indentures under which a substantial portion of our debt was issued also contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios, as well as limitations on our ability to incur secured and unsecured indebtedness (including acquisition financing), and to sell all or substantially all of our assets. Our credit facility and indentures are cross-defaulted and also contain cross default provisions with other material indebtedness.

        Some of the properties were financed with tax-exempt bonds that contain certain restrictive covenants or deed restrictions. We have retained an independent outside consultant to monitor compliance with the restrictive covenants and deed restrictions that affect these properties. If these bond compliance requirements restrict our ability to increase our rental rates to attract low or moderate-income tenants, or eligible/qualified tenants, then our income from these properties may be limited.

  Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing

        Our Consolidated Debt-to-Total Market Capitalization Ratio was approximately 37.20% as of December 31, 2001. We have a policy of incurring indebtedness for borrowed money only through the Operating Partnership and its subsidiaries and only if upon such incurrence our debt to market capitalization ratio would be approximately 50% or less. Our degree of leverage could have important consequences to security holders. For example, the degree of leverage could affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, making us more vulnerable to a downturn in business or the economy generally.

  Rising Interest Rates Could Adversely Affect Cash Flow

        Advances under our credit facility bear interest at variable rates based upon LIBOR available at various interest periods, plus a certain spread dependent upon the Company's credit rating. Certain public issuances of our senior unsecured debt instruments also, from time to time, bear interest at floating rates. We may also borrow additional money with variable interest rates in the future. Increases in interest rates would increase our interest expenses under these debt instruments and would increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders.

Control and Influence by Significant Shareholders Could be Exercised in a Manner Adverse to Other Shareholders

  General

        As of January 15, 2002, (1) Samuel Zell, the Chairman of the Board of the Company, and certain of the current holders of Units issued to affiliates of Mr. Zell owned in the aggregate approximately 3.1% of our common shares (Mr. Zell and these affiliates are described herein as the "Zell Original Owners"); and (2) our executive officers and trustees, excluding Mr. Zell (see disclosure above), owned approximately 5.7% of our common shares. These percentages assume all options are exercised for common shares and all Units are converted to common shares. In addition, the consent of certain affiliates of Mr. Zell is required for certain amendments to the Fifth Amended and Restated ERP Operating Limited Partnership Agreement of Limited Partnership (the "Partnership Agreement"). As a result of their security ownership and rights concerning amendments to the Partnership Agreement, Mr. Zell may have substantial influence over the Company. Although these security holders have not agreed to act together on any matter, they would be in a position to exercise even more influence over the Company's affairs if they were to act together in the future. This influence might be exercised in a manner that is inconsistent with the interests of other security holders.

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

        Recently there has been an increasing number of lawsuits against owners and managers of multifamily properties other than the Company alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Insurance carriers have reacted to these liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates. We have adopted programs designed to minimize the existence of mold in any of our properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or the property.

        We cannot be assured that existing environmental assessments of our properties reveal all environmental liabilities, that any prior owner of any of our properties did not create a material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more of our properties.

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

  We May be Unable to Renew Leases or Relet Units as Leases Expire

        When our residents decide not to renew their leases upon expiration, we may not be able to relet their units. Even if the residents do renew or we can relet the units, the terms of renewal or reletting may be less favorable than current lease terms. Because virtually all of our leases are for apartments, they are generally for terms of no more than one year. If we are unable to promptly renew the leases or relet the units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected. Consequently, our cash flow and ability to service debt and make distributions to security holders would be reduced.

  New Acquisitions or Developments May Fail to Perform as Expected and Competition for Acquisitions May Result in Increased Prices for Properties

        We intend to continue to actively acquire and develop multifamily properties. Newly acquired or developed properties may fail to perform as expected. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or to develop a property. Additionally, we expect that other major real estate investors with significant capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development efforts. This competition may increase prices for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.

  Because Real Estate Investments Are Illiquid, We May Not Be Able To Sell Properties When Appropriate

        Real estate investments generally cannot be sold quickly. We may not be able to change our portfolio promptly in response to economic or other conditions. This inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and ability to make distributions to our security holders.

  Changes in Laws Could Affect Our Business

        We are generally not able to pass through to our residents under existing leases real estate taxes, income taxes and service or other taxes. Consequently, any such tax increases may adversely affect our financial condition and limit our ability to make distributions to our security holders. Similarly, changes that increase our potential liability under environmental laws or our expenditures on environmental compliance would adversely affect our cash flow and ability to make distributions on our securities.

Shareholders' Ability to Effect Changes in Control of the Company is Limited

  Provisions of Our Declaration of Trust and Bylaws Could Inhibit Changes in Control

        Certain provisions of our Declaration of Trust and Bylaws may delay or prevent a change in control of the Company or other transactions that could provide the security holders with a premium over the then-prevailing market price of their securities or which might otherwise be in the best interest of our security holders. These include a staggered Board of Trustees and the 5% Ownership Limit described below. See "—We Have a Share Ownership Limit for REIT Tax Purposes." Also, any future series of preferred shares of beneficial interest may have certain voting provisions that could delay or prevent a change of control or other transactions that might otherwise be in the interest of our security holders.

  We Have a Share Ownership Limit for REIT Tax Purposes

        To remain qualified as a REIT for federal income tax purposes, not more than 50% in value of our outstanding Shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of any year. To facilitate maintenance of our REIT qualification, our Declaration of Trust, subject to certain exceptions, prohibits ownership by any single shareholder of more than 5% of the lesser of the number or value of the outstanding class of common or preferred shares. We refer to this restriction as the "Ownership Limit." Absent any exemption or waiver granted by our Board of Trustees, securities acquired or held in violation of the Ownership Limit will be transferred to a trust for the exclusive benefit of a designated charitable beneficiary, and the security holder's rights to distributions and to vote would terminate. A transfer of Shares may be void if it causes a person to violate the Ownership Limit. The Ownership Limit could delay or prevent a change in control and, therefore, could adversely affect our security holders' ability to realize a premium over the then-prevailing market price for their Shares.

  Our Preferred Shares of Beneficial Interest May Affect Changes in Control

        Our Declaration of Trust authorizes the Board of Trustees to issue up to 100 million preferred shares of beneficial interest, and to establish the preferences and rights (including the right to vote and the right to convert into common shares) of any preferred shares issued. The Board of Trustees may use its powers to issue preferred shares and to set the terms of such securities to delay or prevent a change in control of the Company, even if a change in control were in the interest of security holders. As of December 31, 2001, 11,344,521 preferred shares were issued and outstanding.

  Inapplicability of Maryland Law Limiting Certain Changes in Control

        Certain provisions of Maryland law applicable to real estate investment trusts prohibit "business combinations" (including certain issuances of equity securities) with any person who beneficially owns ten percent or more of the voting power of outstanding securities, or with an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of ten percent or more of the voting power of the trust's outstanding voting securities (an "Interested Shareholder"), or with an affiliate of an Interested Shareholder. These prohibitions last for five years after the most recent date on which the Interested Shareholder became an Interested Shareholder. After the five-year period, a business combination with an Interested Shareholder must be approved by two super-majority shareholder votes unless, among other conditions, holders of common shares receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Shareholder for its common shares. As permitted by Maryland law, however, the Board of Trustees of the Company has opted out of these restrictions with respect to any business combination involving the Zell Original Owners and persons acting in concert with any of the Zell Original Owners. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to a business combination involving us and/or any of them. Such business combinations may not be in the best interest of our security holders.

Our Success as a REIT is Dependent on Compliance With Federal Income Tax Requirements

  Our Failure to Qualify as a REIT Would Have Serious Adverse Consequences to Our Security Holders

        We believe that we have qualified for taxation as a REIT for federal income tax purposes since our taxable year ended December 31, 1992 based, in part, upon opinions of tax counsel received whenever we have issued equity securities or engaged in significant merger transactions. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We cannot, therefore, guarantee that we have qualified or will qualify in the future as a REIT. The determination that we are a REIT requires an analysis of various factual matters that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from sources that are itemized in the REIT tax laws. We are also required to distribute to security holders at least 90% of our REIT taxable income excluding capital gains. The fact that we hold our assets through ERP Operating Limited Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize our REIT status.

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

  We could be Disqualified as a REIT or Have to Pay Taxes if Our Merger Partners Did Not Qualify as REIT's

        If any of our recent merger partners had failed to qualify as a REIT throughout the duration of their existence, then they might have had undistributed "C corporation earnings and profits" at the time of their merger with us. If that was the case and we did not distribute those earnings and profits prior to the end of the year in which the merger took place, we might not qualify as a REIT. We believe based upon opinions of legal counsel received pursuant to the terms of our merger agreements, among other things, that each of our merger partners qualified as a REIT and that, in any event, none of them had any undistributed "C corporation earnings and profits" at the time of their merger with us. If any of our merger partners failed to qualify as a REIT, an additional concern would be that they would have recognized taxable gain at the time they were merged with us. We would be liable for the tax on such gain. In this event, we would have to pay corporate income tax on any gain existing at the time of the applicable merger on assets acquired in the merger if the assets are sold within ten years of the merger. Finally, we could be precluded from electing REIT status for up to four years after the year in which the predecessor entity failed to qualify for REIT status.

  Other Tax Liabilities

        Even if we qualify as a REIT, we will be subject to certain federal, state and local taxes on our income and property. In addition, our third-party management operations, which are conducted through subsidiaries, generally will be subject to federal income tax at regular corporate rates.

We Depend on Our Key Personnel

        We depend on the efforts of the Chairman of our Board of Trustees, Samuel Zell, and our executive officers, particularly Douglas Crocker II and Gerald A. Spector. If they resign, our operations could be temporarily adversely effected. Mr. Zell and Mr. Crocker have entered into executive compensation agreements and retirement benefit agreements with the Company. Mr. Crocker and Mr. Spector have entered into Deferred Compensation Agreements with the Company that under certain conditions could provide both with a salary benefit after their respective termination of employment with the Company. In addition, Mr. Zell, Mr. Crocker and Mr. Spector have entered into Noncompetition Agreements with the Company. On August 23, 2001, the Company announced that it commenced an executive search for a new President as a part of its long-term succession planning effort.

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

Federal Income Tax Considerations

  General

        The following discussion summarizes the federal income tax considerations material to a holder of common shares. It is not exhaustive of all possible tax considerations. For example, it does not give a detailed discussion of any state, local or foreign tax considerations. The following discussion also does not address all tax matters that may be relevant to prospective shareholders in light of their particular circumstances. Moreover, it does not address all tax matters that may be relevant to shareholders who are subject to special treatment under the tax laws, such as insurance companies, tax-exempt entities, financial institutions or broker-dealers, foreign corporations and persons who are not citizens or residents of the United States.

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

        The information in this section is based on the current Internal Revenue Code, current, temporary and proposed Treasury regulations, the legislative history of the Internal Revenue Code, current administrative interpretations and practices of the Internal Revenue Service, including its practices and policies as set forth in private letter rulings, which are not binding on the Internal Revenue Service, and existing court decisions. Future legislation, regulations, administrative interpretations and court decisions could change current law or adversely affect existing interpretations of current law. Any change could apply retroactively. Thus, it is possible that the Internal Revenue Service could challenge the statements in this discussion, which do not bind the Internal Revenue Service or the courts, and that a court could agree with the Internal Revenue Service.

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

        We will be subject, however, to federal income tax at regular corporate rates upon our REIT taxable income or capital gain that we do not distribute to our shareholders. In addition, we will be subject to a 4% excise tax if we do not satisfy specific REIT distribution requirements. We could also be subject to the "alternative minimum tax" on our items of tax preference. In addition, any net income from "prohibited transactions" (i.e., dispositions of property, other than property held by a taxable REIT subsidiary, held primarily for sale to customers in the ordinary course of business) will be subject to a 100% tax. We could also be subject to a 100% penalty tax on certain payments received from or on certain expenses deducted by a taxable REIT subsidiary if certain rules enacted as part of the REIT Modernization Act of 1999 are not complied with. Moreover, we may be subject to taxes in certain situations and on certain transactions that we do not presently contemplate.

        We believe that we have qualified as a REIT for all of our taxable years beginning with 1992. We also believe that our current structure and method of operation is such that we will continue to qualify as a REIT. However, given the complexity of the REIT qualification requirements, we cannot provide any assurance that the actual results of our operations have satisfied or will satisfy the requirements under the Internal Revenue Code for a particular year.

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

        Tax legislation has recently been enacted which is intended to allow REITs to have greater flexibility in engaging in activities which previously had been prohibited by the REIT rules. Among these changes was the establishment of "taxable REIT subsidiaries" or "TRSs" which are corporations subject to tax as a regular "C" corporation. Generally, a taxable REIT subsidiary can own assets that cannot be owned by a REIT and can perform impermissible tenant services (discussed below) which would otherwise taint our rental income under the REIT income tests. In enacting the taxable REIT subsidiary rules, Congress intended that the arrangements between a REIT and its taxable REIT subsidiaries be structured to ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. As a result, the Act imposes certain limits on the ability of a taxable REIT subsidiary to deduct interest payments made to us. In addition, we will be obligated to pay a 100% penalty tax on some payments that we receive or on certain expenses deducted by the taxable REIT subsidiary if the economic arrangements between the REIT, the REIT's tenants and the taxable REIT subsidiary are not comparable to similar arrangements among unrelated parties.

        Our qualification and taxation as a REIT depend on our ability to satisfy various requirements under the Internal Revenue Code. We are required to satisfy these requirements on a continuing basis through actual annual operating and other results.

        Share Ownership Test and Organizational Requirement. In order to qualify as a REIT, our shares of beneficial interest must be held by a minimum of 100 persons for at least 335 days of a taxable year that is 12 months, or during a proportionate part of a taxable year of less than 12 months. Also, not more than 50% in value of our shares of beneficial interest may be owned directly, or indirectly by applying certain constructive ownership rules, by five or fewer individuals during the last half of each taxable year. In addition, we must meet certain other organizational requirements, including, but not limited to, that (i) the beneficial ownership in us is evidenced by transferable shares and (ii) we are managed by one or more trustees. We believe that we have satisfied all of these tests and all other organizational requirements and that we will continue to do so in the future. In order to help comply with the 100 person test and the 50% share ownership test discussed above, we have placed certain restrictions on the transfer of our shares that are intended to prevent further concentration of share ownership. However, such restrictions may not prevent us from failing these requirements, and thereby failing to qualify as a REIT.

        Gross Income Tests. To qualify as a REIT, we must satisfy two gross income tests. First, at least 75% of our gross income for each taxable year must be derived directly or indirectly from investments in real estate and/or real estate mortgage, dividends paid by another REIT and from some types of temporary investments. Second, at least 95% of our gross income for each taxable year must be derived from any combination of income qualifying under the 75% test and dividends, non-real estate mortgage interest, some payments under hedging instruments and gain from the sale or disposition of stock or securities. To qualify as rents from real property for the purpose of satisfying the gross income tests, rental payments must generally be received from unrelated persons and not be based on the net income of the tenant. Also, the rent attributable to personal property must not exceed 15% of the total rent. We may generally provide services to tenants without "tainting" our rental income only if such services are "usually or customarily rendered" in connection with the rental of real property and not otherwise considered "impermissible services". If such services are impermissible, then we may generally provide them only if they are considered de minimis in amount, or are provided through an independent contractor from whom we derive no revenue and that meets other requirements, or through a taxable REIT subsidiary. We believe that services provided to tenants by us either are usually or customarily rendered in connection with the rental of real property and not otherwise considered impermissible, or, if considered impermissible services, will meet the de minimis test or will be provided by an independent contractor or taxable REIT subsidiary. However, we cannot provide any assurance that the Internal Revenue Service will agree with these positions.

        Asset Tests. In general, at the close of each quarter of our taxable year, we must satisfy four tests relating to the nature of our assets: (1) at least 75% of the value of our total assets must be represented by real estate assets (which include for this purpose shares in other real estate investment trusts) and certain cash related items; (2) not more than 25% of our total assets may be represented by securities other than those in the 75% asset class; (3) except for equity investments in other REITs, qualified REIT subsidiaries (i.e., corporations owned 100% by a REIT that are not TRSs or REITs), or taxable REIT subsidiaries: (a) the value of any one issuer's securities owned by us may not exceed 5% of the value of our total assets and (b) we may not own more than 10% of the value of or the voting securities of any one issuer; and (4) not more than 20% of our total assets may be represented by securities of one or more taxable REIT subsidiaries. Securities for purposes of the asset tests may include debt securities. We currently own equity interests in certain entities that have elected to be taxed as REITs for federal income tax purposes and are not publicly traded. If any such entity were to fail to qualify as a REIT, we would not meet the 10% voting stock limitation and the 10% value limitation and we would fail to qualify as a REIT. We believe that we and each of the REITs we own an interest in have and will comply with the foregoing asset tests for REIT qualification. However, we cannot provide any assurance that the Internal Revenue Service might not disagree with our determinations.

        Annual Distribution Requirements. To qualify as a REIT, we are generally required to distribute dividends, other than capital gain dividends, to our shareholders each year in an amount at least equal to 90% (95% for taxable years prior to 2001) of our REIT taxable income. These distributions must be paid either in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the prior year and if paid with or before the first regular dividend payment date after the declaration is made. We intend to make timely distributions sufficient to satisfy our annual distribution requirements. To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100% of our REIT taxable income, as adjusted, we are subject to tax on these amounts at regular corporate rates. We will be subject to a 4% excise tax on the excess of the required distribution over the sum of amounts actually distributed and amounts retained for which federal income tax was paid, if we fail to distribute during each calendar year at least the sum of: (1) 85% of our REIT ordinary income for the year; (2) 95% of our REIT capital gain net income for the year; and (3) any undistributed taxable income from prior taxable years. A REIT may elect to retain rather than distribute all or a portion of its net capital gains and pay the tax on the gains. In that case, a REIT may elect to have its shareholders include their proportionate share of the undistributed net capital gains in income as long-term capital gains and receive a credit for their share of the tax paid by the REIT. For purposes of the 4% excise tax described above, any retained amounts would be treated as having been distributed.

        Ownership of Partnership Interests By Us. As a result of our ownership of the Operating Partnership, we will be considered to own and derive our proportionate share of the assets and items of income of the Operating Partnership, respectively, for purposes of the REIT asset and income tests, including its share of assets and items of income of any subsidiaries that are partnerships or limited liability companies, provided that the Operating Partnership is taxed as a partnership and not as a "C" corporation for federal tax purposes. Under the Internal Revenue Code, publicly traded partnerships are generally taxed as "C" corporations, unless at least 90% of their gross income consists of "qualifying income," such as interest, dividends, real property rents, and gains from the sale or other disposition of real property held for investment. If the Operating Partnership at any time were considered a publicly traded partnership and did not satisfy the 90% qualifying income test, then it would be taxed as a corporation for federal income tax purposes which would jeopardize our status as a REIT. A partnership is a "publicly traded partnership" if interests in such partnership are either traded on an established securities market or are "readily tradable on a secondary market." We believe that the Operating Partnership and all other partnerships in which we own an interest are not publicly traded partnerships. It is possible, however, that the IRS could successfully assert that the Operating Partnership is a publicly traded partnership as a result of the redemption right afforded to limited partners of the Operating Partnership. However, even if the Operating Partnership is classified as a publicly traded partnership, we believe that the Operating Partnership satisfies the 90% gross income test necessary to avoid taxation as a "C" corporation and, as a result, such determination would not adversely affect our REIT status.

        Our Management Company and Other Subsidiaries. A small portion of the cash to be used by the Operating Partnership to fund distributions to us is expected to come from payments of dividends from management companies and other subsidiaries of the Company that have elected TRS status. These companies pay federal and state income tax at the full applicable corporate rates. They will attempt to minimize the amount of these taxes, but we cannot guarantee whether or the extent to, which measures taken to minimize these taxes, will be successful. To the extent that these companies are required to pay taxes, the cash available for distribution from these management companies by us to shareholders will be reduced accordingly.

        State and Local Taxes. We may be subject to state or local taxation in various jurisdictions, including those in which we transact business or reside. Our state and local tax treatment may not conform to the federal income tax consequence discussed above. Consequently, prospective shareholders should consult their own tax advisors regarding the effect of state and local tax laws on an investment in common shares.

  Taxation of Domestic Shareholders Subject to U.S. Tax

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

        In general, a shareholder will recognize gain or loss for federal income tax purposes on the sale or other disposition of common shares in an amount equal to the difference between:

  (a)
  the amount of cash and the fair market value of any property received in the sale or other disposition; and

  (b)
  the shareholder's adjusted tax basis in the common shares.

        The gain or loss will be capital gain or loss if the common shares were held as a capital asset. Generally, the capital gain or loss will be long-term capital gain or loss if the common shares were held for more than one year. The Taxpayer Relief Act of 1997 allows the IRS to issue regulations that would apply a capital gains tax rate of 25% to a portion of the capital gain realized by a noncorporate holder of REIT Shares. The IRS has not issued these regulations. However, if the IRS does issue these regulations, they could affect the taxation of gain and loss realized on the disposition of common shares. Shareholders are urged to consult with their own tax advisors with respect to the impact of such rules on their capital gains tax.

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

  Taxation of Domestic Tax-Exempt Shareholders

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

        In addition, certain pension trusts that own more than 10% of a "pension-held REIT" must report a portion of the distributions that they receive from the REIT as UBTI. We have not been and do not expect to be treated as a pension-held REIT for purposes of this rule.

  Taxation of Foreign Shareholders

        The following is a discussion of certain anticipated United States federal income tax consequences of the ownership and disposition of common shares applicable to a foreign shareholder. For purposes of this discussion, a "foreign shareholder" is any person other than:

  (a)
  a citizen or resident of the United States;

  (b)
  a corporation or partnership created or organized in the United States or under the laws of the United States or of any state thereof; or

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

        We expect to withhold United States income tax at the rate of 30% on any distributions made to a foreign shareholder unless:

  (a)
  a lower treaty rate applies and any required form or certification evidencing eligibility for that reduced rate is filed with us; or

  (b)
  the foreign shareholder files an IRS Form W-8ECI with us claiming that the distribution is effectively connected income.

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

        As a result of a legislative change made by the Small Business Job Protection Act of 1996, we may be required to withhold 10% of any distribution in excess of our earnings and profits. Consequently, although we intend to withhold at a rate of 30%, or a lower applicable treaty rate, on the entire amount of any distribution, to the extent that we do not do so, distributions will be subject to withholding at a rate of 10%. However, a foreign shareholder may seek a refund of the withheld amount from the IRS if it subsequently determined that the distribution was, in fact, in excess of our earnings and profits, and the amount withheld exceeded the foreign shareholder's United States tax liability with respect to the distribution.

        Distributions to a foreign shareholder that we designate at the time of the distributions as capital gain dividends, other than those arising from the disposition of a United States real property interest, generally will not be subject to United States federal income taxation unless:

  (a)
  the investment in the common shares is effectively connected with the foreign shareholder's United States trade or business, in which case the foreign shareholder will be subject to the same treatment as domestic shareholders, except that a shareholder that is a foreign corporation may also be subject to the branch profits tax, as discussed above; or

  (b)
  the foreign shareholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and has a "tax home" in the United States, in which case the nonresident alien individual will be subject to a 30% tax on the individual's capital gains.

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

        Sales of Common Shares.    Gain recognized by a foreign shareholder upon the sale or exchange of common shares generally will not be subject to United States taxation unless the shares constitute a "United States real property interest" within the meaning of FIRPTA. The common shares will not constitute a United States real property interest so long as we are a domestically controlled REIT. A domestically controlled REIT is a REIT in which at all times during a specified testing period less than 50% in value of its stock is held directly or indirectly by foreign shareholders. We believe that we are a domestically controlled REIT. Therefore, we believe that the sale of common shares will not be subject to taxation under FIRPTA. However, because common shares and preferred shares are publicly traded, we cannot guarantee that we will continue to be a domestically controlled REIT. In any event, gain from the sale or exchange of common shares not otherwise subject to FIRPTA will be subject to U.S. tax, if either:

  (a)
  the investment in the common shares is effectively connected with the foreign shareholder's United States trade or business, in which case the foreign shareholder will be subject to the same treatment as domestic shareholders with respect to the gain; or

  (b)
  the foreign shareholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and has a tax home in the United States, in which case the nonresident alien individual will be subject to a 30% tax on the individual's capital gains.

        Even if we do not qualify as or cease to be a domestically controlled REIT, gain arising from the sale or exchange by a foreign shareholder of common shares still would not be subject to United States taxation under FIRPTA as a sale of a United States real property interest if:

  (a)
  the class or series of shares being sold is "regularly traded," as defined by applicable IRS regulations, on an established securities market such as the New York Stock Exchange; and

  (b)
  the selling foreign shareholder owned 5% or less of the value of the outstanding class or series of shares being sold throughout the five-year period ending on the date of the sale or exchange.

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

Item 2. The Properties

        As of December 31, 2001, the Company owned or had interests in a portfolio of 1,076 multifamily Properties located in 36 states containing 224,801 apartment units. The Company's Properties are more fully described as follows:

Type	Number of Properties	Number of Units	Average Number of Units	Average Occupancy Percentage	Average Monthly Rent Possible
Garden	697	185,124	266	93.8%	$868
Mid/High-Rise	28	8,725	312	92.6%	$1,424
Ranch	351	30,952	88	92.4%	$494

Total	1,076	224,801

        Resident leases are generally for twelve months in length and typically require security deposits. The garden-style properties are generally defined as properties with two and/or three story buildings while the mid-rise/high-rise are defined as properties greater than three story buildings. These two property types typically provide residents with amenities, which may include a clubhouse, swimming pool, laundry facilities and cable television access. Certain of these properties offer additional amenities such as saunas, whirlpools, spas, sports courts and exercise rooms or other amenities. The ranch-style properties are defined as single story properties, which do not provide additional amenities for residents other than common laundry facilities and cable television access.

        It is management's role to monitor compliance with Property policies and to provide preventive maintenance of the Properties including common areas, facilities and amenities. The Company has a dedicated training and education department that creates and coordinates training and strategic implementation for the Company's property management personnel. The Company believes that, due in part to its emphasis on training and employee quality, the Properties historically have had high occupancy rates.

        The distribution of the Properties throughout the United States reflects the Company's belief that geographic diversification helps insulate the portfolio from regional and economic influences. At the same time, the Company has sought to create clusters of Properties within each of its primary markets in order to achieve economies of scale in management and operation. The Company may nevertheless acquire additional multifamily properties located anywhere in the continental United States.

        The following tables set forth certain information by type and state relating to the Properties at December 31, 2001:

GARDEN — STYLE PROPERTIES

				December 31, 2001
State	Number of Properties	Number of Units	Percentage of Total Units	Average Occupancy Percentage	Average Monthly Rent Possible per Unit
Alabama	12	2,451	1.09%	94.5%	$523
Arizona	56	16,219	7.21	91.6	768
California	89	22,304	9.92	93.5	1,262
Colorado	30	8,434	3.75	92.4	844
Connecticut	25	2,766	1.23	95.9	845
Florida	80	23,153	10.30	94.0	789
Georgia	41	13,257	5.90	93.8	817
Illinois	7	2,360	1.05	94.0	1,048
Kansas	5	2,144	0.95	93.5	710
Kentucky	4	1,342	0.60	88.0	595
Maine	5	672	0.30	97.2	854
Maryland	23	5,419	2.41	95.6	884
Massachusetts	35	4,966	2.21	96.3	1,149
Michigan	8	2,388	1.06	94.1	901
Minnesota	18	4,035	1.79	93.8	968
Missouri	8	1,590	0.71	92.3	682
Nevada	7	2,078	0.92	91.0	726
New Hampshire	1	390	0.17	93.8	1,036
New Jersey	3	1,276	0.57	95.2	1,525
New Mexico	4	1,073	0.48	93.4	695
New York	1	300	0.13	89.6	1,852
North Carolina	39	10,740	4.78	94.2	649
Oklahoma	8	2,036	0.91	93.2	583
Oregon	11	3,787	1.68	92.2	745
Rhode Island	5	778	0.35	94.3	921
South Carolina	6	1,021	0.45	92.7	562
Tennessee	17	4,967	2.21	93.9	670
Texas	82	25,423	11.31	95.0	744
Utah	2	416	0.19	91.3	647
Virginia	17	5,490	2.44	93.4	888
Washington	44	10,568	4.70	93.2	859
Wisconsin	4	1,281	0.57	93.3	951

Total Garden-Style	697	185,124	82.35%

Average Garden-Style		266		93.8%	$868

MID-RISE/HIGH-RISE PROPERTIES

				December 31, 2001
State	Number of Properties	Number of Units	Percentage of Total Units	Average Occupancy Percentage	Average Monthly Rent Possible per Unit
California	2	415	0.18%	80.7%	$1,719
Connecticut	2	407	0.18	92.5	2,202
Florida	2	458	0.20	92.2	1,034
Illinois	1	1,420	0.63	95.9	811
Massachusetts	9	2,805	1.25	96.0	1,473
Minnesota	1	163	0.07	96.9	1,340
New Jersey	2	684	0.30	93.3	2,234
Ohio	1	765	0.34	80.3	1,201
Oregon	1	525	0.23	90.3	1,025
Texas	2	333	0.15	96.9	1,079
Virginia	1	277	0.12	96.0	1,202
Washington	4	473	0.21	89.6	1,124

Total Mid-Rise/High-Rise	28	8,725	3.88%

Average Mid-Rise/High-Rise		312		92.6%	$1,424

RANCH-STYLE PROPERTIES
Alabama	1	69	0.03%	84.1%	$402
Florida	102	9,370	4.17	91.3	511
Georgia	53	4,428	1.97	92.6	541
Indiana	45	4,100	1.82	91.0	460
Kentucky	23	1,808	0.80	92.2	452
Maryland	4	413	0.18	92.8	576
Michigan	21	1,720	0.77	96.3	575
Ohio	84	7,510	3.34	93.8	462
Pennsylvania	6	520	0.23	90.1	559
South Carolina	3	269	0.12	86.7	447
Tennessee	5	348	0.15	94.1	464
West Virginia	4	397	0.18	93.6	422

Total Ranch-Style	351	30,952	13.77%

Average Ranch-Style		88		92.4%	$494

Total EQR Residential Portfolio	1,076	224,801	100%

        The properties currently under development are included in the following table.

DEVELOPMENT PROJECTS

	Location	Number of Units	Estimated Development Cost (in millions)	EQR Funded as of 12/31/2001 (in millions)	Estimated EQR Future Funding Obligation (in millions)	Total EQR Funding Obligation (in millions)(1)	Estimated Completion Date
Joint Venture Projects Under Development
Ball Park Lofts	Denver, CO	355	$56.4	$14.1	—	$14.1	4Q 2002
Concord Center	Concord, CA	263	52.3	9.9	$3.2	13.1	4Q 2003
Eden Village	Loudon County, VA	290	29.4	7.7	—	7.7	2Q 2002
Hampden Town Center (2)	Aurora, CO	444	44.8	11.2	—	11.2	Completed
Highlands of Lombard	Lombard, IL	403	67.1	6.5	10.3	16.8	3Q 2003
Homestead at Canyon Park (2)	Bothell, WA	200	24.4	6.1	—	6.1	Completed
Hudson Pointe	Jersey City, NJ	181	45.0	11.2	—	11.2	4Q 2002
Legacy Towers	Seattle, WA	327	87.7	22.0	—	22.0	3Q 2002
Marina Bay I	Quincy, MA	136	24.3	6.1	—	6.1	2Q 2002
North Pier at Harborside	Jersey City, NJ	297	94.2	22.9	0.6	23.5	2Q 2003
Regents Court (2)	San Diego, CA	251	39.4	9.8	—	9.8	Completed
Renaissance on Piedmont	Atlanta, GA	322	36.2	9.1	—	9.1	2Q 2002
Reserve at Potomac Yard	Alexandria, VA	588	67.5	17.4	—	17.4	1Q 2002
Savannah at Park Place (2)	Atlanta, GA	416	43.9	11.0	—	11.0	Completed
Village Green at Harbour Pointe	Mukilteo, WA	235	32.7	8.2	—	8.2	3Q 2002
Warner Ridge I & II	Woodland Hills, CA	315	75.0	18.8	—	18.8	3Q 2002
Watermarke	Irvine, CA	535	120.6	35.2	—	35.2	3Q 2003
Westport	Kansas, MO	288	34.7	8.7	—	8.7	3Q 2002

	Total	5,846	$975.6	$235.9	$14.1	$250.0

Consolidated Projects
Centre Club II	Ontario, CA	100	$11.6	$7.2	$4.4	$11.6	3Q 2002
La Mirage IV (2)	San Diego, CA	340	54.4	51.1	3.3	54.4	Completed
Prospect Towers II	Hackensack, NJ	203	43.1	31.4	11.7	43.1	2Q 2002
Regatta I	Marina Del Rey, CA	450	234.8	72.5	—	72.5	1Q 2003

	Total	1,093	$343.9	$162.2	$19.4	$181.6

Total Projects Under Development		6,939	$1,319.5	$398.1	$33.5	$431.6

(1)
EQR's Funding Obligation is generally between 25% and 30% of the Estimated Development Cost for the Joint Venture Projects Under Development.

(2)
Properties were substantially complete as of December 31, 2001. As such, these properties are also included in the outstanding property and unit counts.

Item 3. Legal Proceedings

        Only ordinary routine litigation incidental to the business, which is not deemed material, was initiated during the year ended December 31, 2001. As of December 31, 2001, the Company is not aware of any other litigation threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

        At a Special Meeting of Shareholders of the Company held on December 12, 2001, the Company's common shareholders approved a proposal to increase the number of authorized Common Shares from 350.0 million to 1.0 billion. Of the 241,190,136 Common Shares represented at the meeting (being

89.07% of the total Common Shares outstanding and entitled to vote at the record date for the meeting), 214,301,620 Common Shares (79.14% of the total Common Shares outstanding and 88.85% of the Common Shares represented at the meeting) voted for the increase, 26,588,117 Common Shares voted against the increase and 300,399 Common shares abstained from the vote.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

        The following table sets forth, for the years indicated, the high and low sales prices for and the distributions paid on the Company's Common Shares, which trade on the New York Stock Exchange under the trading symbol EQR.

	Sales Price
	High	Low	Distributions
2001
Fourth Quarter Ended December 31, 2001	$29.70	$24.87	$0.4325
Third Quarter Ended September 30, 2001	$30.45	$27.46	$0.4325
Second Quarter Ended June 30, 2001	$28.75	$25.15	$0.4075
First Quarter Ended March 31, 2001	$27.66	$24.80	$0.4075

	Sales Price
	High	Low	Distributions
2000
Fourth Quarter Ended December 31, 2000	$28.63	$22.25	$0.4075
Third Quarter Ended September 30, 2000	$25.59	$23.38	$0.4075
Second Quarter Ended June 30, 2000	$24.25	$20.00	$0.3800
First Quarter Ended March 31, 2000	$22.25	$19.34	$0.3800

        The number of beneficial holders of Common Shares at January 15, 2002, was approximately 63,900. The number of outstanding Common Shares as of January 15, 2002 was 271,918,700.

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

EQUITY RESIDENTIAL PROPERTIES TRUST
CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
(Financial information in thousands except for per share and property data)

	Year Ended December 31,
	2001	2000	1999	1998	1997
OPERATING DATA:
Total revenues	$2,170,643	$2,030,340	$1,742,627	$1,333,891	$747,078

Income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain on sales of real estate, extraordinary items and cumulative effect of change in accounting principle	$356,424	$395,937	$326,483	$251,927	$176,014

Net income	$473,585	$549,451	$393,881	$258,206	$176,592

Net income available to Common Shares	$367,466	$437,510	$280,685	$165,289	$117,580

Net income per share — basic	$1.37	$1.69	$1.15	$0.83	$0.90

Net income per share — diluted	$1.36	$1.67	$1.14	$0.82	$0.88

Weighted average Common Shares outstanding — basic	267,349	259,015	244,350	200,740	131,458

Weighted average Common Shares outstanding — diluted	295,552	291,266	271,310	225,156	148,562

Distributions declared per Common Share outstanding	$1.680	$1.575	$1.470	$1.360	$1.275

BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$13,016,183	$12,591,539	$12,238,963	$10,942,063	$7,121,435
Real estate, after accumulated depreciation	$11,297,338	$11,239,303	$11,168,476	$10,223,572	$6,676,673
Total assets	$12,235,625	$12,263,966	$11,715,689	$10,700,260	$7,094,631
Total debt	$5,742,758	$5,706,152	$5,473,868	$4,680,527	$2,948,323
Minority Interests	$635,822	$612,618	$456,979	$431,374	$273,404
Shareholders' equity	$5,413,950	$5,619,547	$5,504,934	$5,330,447	$3,689,991

OTHER DATA:
Total properties (at end of period)	1,076	1,104	1,064	680	489
Total apartment units (at end of period)	224,801	227,704	226,317	191,689	140,467
Adjusted net income available to Common Shares and OP Units (1)(3)	$721,943	$740,246	$630,234	$437,309	$259,832
Funds from operations available to Common Shares and OP Units (2)(3)	$786,719	$726,172	$619,603	$458,806	$270,763
Cash flow provided by (used for):
Operating activities	$889,777	$842,601	$788,970	$542,147	$348,997
Investing activities	$57,320	$(563,950)	$(526,851)	$(1,046,308)	$(1,552,390)
Financing activities	$(919,266)	$(283,996)	$(236,967)	$474,831	$1,089,417

(1)
Adjusted Net Income ("ANI") represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States ("GAAP")), including gains or losses from sales of real estate, plus acquisition cost depreciation, plus amortization of goodwill, minus the accumulated acquisition cost depreciation on sold properties, plus/minus extraordinary items and plus the cumulative effect of change in accounting principle. Depreciation associated with replacements and capital improvements is deducted in calculating ANI. Acquisition cost depreciation represents depreciation for the initial cost of the property, including buildings and furniture, fixtures and equipment and depreciation on capital improvements identified in the acquisition underwriting and incurred in the first twenty-four months of ownership when the total exceeds $2,000 per unit.

(2)
Funds from Operations ("FFO") represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States (("GAAP")), excluding gains or losses from sales of property, plus depreciation and amortization (after adjustments for Partially Owned Properties and Unconsolidated Properties), plus/minus extraordinary items, and plus the cumulative effect of change in accounting principle and impairment charges. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.

(3)
The Company believes that ANI and FFO are helpful to investors as supplemental measures of the operating performance of a real estate company because, along with cash flows from operating activities, financing activities and investing activities, they provide investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. ANI and FFO in and of themselves do not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and are not necessarily indicative of cash available to fund cash needs. The Company's calculation of ANI and FFO may differ from the methodology for calculating ANI and FFO utilized by other real estate companies and may differ, for example, due to variations among the Company's and other real estate company's accounting policies for replacement type items and, accordingly, may not be comparable to such other real estate companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The following discussion and analysis of the results of operations and financial condition of the Company should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Company's ability to control the Operating Partnership and its subsidiaries other than entities owning interests in the Unconsolidated Properties and certain other entities in which the

Company has investments, the Operating Partnership and each such subsidiary entity has been consolidated with the Company for financial reporting purposes. Capitalized terms used herein and not defined are as defined elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2001.

        Forward-looking statements in this Item 7 as well as Item 1 of this Annual Report on Form 10-K are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "expects" and "anticipates" and other similar expressions that are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

  •
  alternative sources of capital to the Company are more expensive than anticipated;

  •
  occupancy levels and market rents may be adversely affected by national and local economic and market conditions, which are beyond the Company's control; and

  •
  additional factors as discussed in Part I of the Annual Report on Form 10-K, particularly those under "Risk Factors".

        Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

        The following table summarizes the number of Properties and related units for the year-to-date periods presented:

	Properties	Units	Purchase / Sale Price $ Millions
At December 31, 1999	1,064	226,317
2000 Acquisitions	29	5,952	$743.4
Grove Merger	60	7,308	$463.2
2000 Dispositions	(53)	(12,813)	$631.6
2000 Completed Developments	4	940

At December 31, 2000	1,104	227,704
2001 Acquisitions	14	3,423	$388.1
2001 Dispositions	(49)	(8,807)	$416.9
2001 Completed Developments	7	2,505
Unit Configuration Changes	—	(24)

At December 31, 2001	1,076	224,801

        The Company's acquisition and disposition activity has impacted overall results of operations for the years ended December 31, 2001 and 2000. Significant changes in revenues and expenses have resulted primarily from the consolidation of previously Unconsolidated Properties and the acquisition of Globe in July 2000, as well as the 2001 and the 2000 Acquired Properties, which have been partially offset by the disposition of the 2001 and the 2000 Disposed Properties. Significant change in expenses has also resulted from impairment charges (furniture rental and unconsolidated technology investments) recorded in 2001. This impact is discussed in greater detail in the following paragraphs.

        Properties that the Company owned for all of both 2001 and 2000 (the "2001 Same Store Properties"), which represented 181,951 units, impacted the Company's results of operations. Properties that the Company owned for all of both 2000 and 1999 (the "2000 Same Store Properties"), which represented 155,910 units, also impacted the Company's results of operations. Both the 2001 Same Store Properties and 2000 Same Store Properties are discussed in the following paragraphs.

  Comparison of the year ended December 31, 2001 to the year ended December 31, 2000

        For the year ended December 31, 2001, income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain on sales of real estate, extraordinary items and cumulative effect of change in accounting principle decreased by approximately $39.5 million when compared to the year ended December 31, 2000.

        Revenues from the 2001 Same Store Properties increased primarily as a result of higher rental rates charged to new residents and resident renewals and an increase in income from billing residents for their share of utility costs as well as other ancillary services provided to residents. Property operating expenses from the 2001 Same Store Properties, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased primarily attributable to a $5.4 million, or 5.6%, increase in utilities and an $8.2 million, or 5.5%, increase in payroll costs. The following tables provide comparative revenue, expenses, net operating income and weighted average occupancy for the 2001 Same Store Properties:

Same Store Net Operating Income ("NOI")

$ in Millions- 181,951 Same Store Units
Description	Revenues	Expenses	NOI
2001	$1,721.2	$626.4	$1,094.8
2000	$1,658.7	$604.1	$1,054.6

Change	$62.5	$22.3	$40.2

Change	3.8%	3.7%	3.8%

Same Store Occupancy Statistics

2001	94.40%
2000	94.91%

Change	(0.51%)

        For 2002 Properties which the Company acquired prior to December 31, 2000 and will continue to own through December 31, 2002, the Company expects to see revenue growth within a range of being slightly lower by 1.25% to slightly higher by as much as 0.5%; to maintain expense growth between a range of 1.0% to 1.5%; and expects NOI within a range of being slightly lower by 2.9% to slightly higher by 0.2%. These estimated changes are subject to certain risks and uncertainties including, but not limited to, maintaining an overall average occupancy rate of 93.0%.

        Rental income from properties other than 2001 Same Store Properties increased by approximately $57.4 million primarily as a result of revenue from the Company's 2001 and 2000 Acquired Properties, additional 2001 Partially Owned Properties, and the 2001 Disposition Properties.

        Interest income-investment in mortgage notes decreased by approximately $2.4 million as a result of the Company consolidating these previously Unconsolidated Properties in July 2001. The Company anticipates no additional interest income will be recognized on these mortgage notes in future years as the Company now consolidates the results related to these previously Unconsolidated Properties.

        Interest and other income decreased by approximately $3.4 million, primarily as a result of lower balances available for investment and related interest rates being earned on the Company's short-term investment accounts.

        Property management expenses include off-site expenses associated with the self-management of the Company's Properties. These expenses increased by approximately $0.7 million or less than 1%. The Company continues to acquire properties in major metropolitan areas and dispose of assets in smaller multi-family rental markets where the Company does not have a significant management presence. As a result, the Company was able to maintain off-site management expenses at a constant level between the two reporting periods.

        Fee and asset management revenues and fee and asset management expenses increased as a result of the Company continuing to manage Properties that were sold and/or contributed to various unconsolidated joint venture entities. As of December 31, 2001, the Company managed 16,539 units for third parties and the unconsolidated joint venture entities.

        Furniture income and furniture expenses are associated with the operation of the furniture rental business assumed in connection with the Globe acquisition, which occurred in July 2000. Furniture expenses include a depreciation charge on furniture held in inventory and property and equipment directly related to the furniture business. The Company sold its furniture rental business for approximately $30.0 million on January 11, 2002.

        The Company recorded impairment charges in 2001 totaling approximately $71.8 million, of which $60.0 million is related to the furniture rental business and approximately $11.8 million is related to certain investments in technology entities. See Footnote 20 in the Notes to the Consolidated Financial Statements for further discussion.

        Interest expense, including amortization of deferred financing costs, decreased approximately $11.0 million. During 2001, the Company capitalized interest costs of approximately $28.2 million as compared to $17.7 million for the year ended 2000. This capitalization of interest primarily related to equity investments in unconsolidated entities engaged in development activities. The effective interest cost on all of the Company's indebtedness for the year ended December 31, 2001 was 6.90% as compared to 7.25% for the year ended December 31, 2000. For 2002, the Company expects to refinance approximately $550 million of indebtedness and to incur interest costs ranging from 6.5% to 7.0% per annum.

        General and administrative expenses, which include corporate operating expenses, increased approximately $9.0 million between the years under comparison. This increase was primarily due to the addition of corporate personnel, recruiting fees for the new President, retirement plan expenses for certain key executives, and higher overall compensation expenses including a current year expense associated with the vesting of restricted shares/awards to key employees earned over the past three years.

        Net gain on sales of real estate decreased approximately $49.1 million between the periods under comparison. This decrease is primarily the result of a fewer number of units sold during the year ended December 31, 2001 (11,818 units including the joint venture Properties) as compared to the year ended December 31, 2000 (20,648 units including the joint venture Properties).

  Comparison of the year ended December 31, 2000 to the year ended December 31, 1999

        For the year ended December 31, 2000, income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain on sales of real estate, extraordinary items and cumulative effect of change in accounting principle increased by $69.5 million, or 21.3%, when compared to the year ended December 31, 1999.

        Revenues from the 2000 Same Store Properties increased primarily as a result of higher rental rates charged to new residents and resident renewals and an increase in income from billing residents for their share of utility costs as well as other ancillary services provided to residents. Property operating expenses from the 2000 Same Store Properties, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased primarily attributable to a $1.8 million, or 2.1%, increase in utilities and a $9.1 million, or 7.4% increase in payroll costs. The following tables provide comparative revenue, expenses, net operating income and weighted average occupancy for the 2000 Same Store Properties:

Same Store Net Operating Income

$        in Millions — 155,910 Same Store Units

Description	Revenues	Expenses	NOI
2000	$1,471.4	$536.4	$935.0
1999	$1,406.4	$523.4	$883.0

Change	$65.0	$13.0	$52.0

Change	4.6%	2.5%	5.9%

Same Store Occupancy Statistics

2000	94.94%
1999	95.12%

Change	(0.18%)

        Rental income from properties other than 2000 Same Store Properties increased by approximately $178.3 million primarily as a result of revenue from the Company's corporate housing business and the acquisition of Properties during 2000, including the consolidation of previously Unconsolidated Properties.

        Interest and other income increased by approximately $12.0 million, primarily as a result of disposition proceeds earning interest in various tax deferred 1031 exchange accounts. These proceeds are invested in money market investments until the Company purchases additional multi-family properties.

        Property management expenses include expenses associated with the self-management of the Company's Properties. These expenses increased by approximately $14.8 million primarily due to the continued expansion of the Company's property management business and higher overall compensation expenses. During 2000, the Company incurred the full year impact of assuming the property management business of LFT and also assumed management offices in Cincinnati, Ohio and Norwood, Massachusetts related to the acquisition of Globe and Grove, respectively. Also included in compensation expense is the current year expense associated with the vesting of restricted shares/awards to key employees earned over the past year.

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

        The Company recorded impairment charges in 2000 totaling approximately $1.0 million related to certain investments in technology entities.

        Interest expense, including amortization of deferred financing costs, increased by approximately $37.5 million. During 2000, the Company capitalized interest costs of approximately $17.7 million as compared to $8.1 million for the year ended 1999. This capitalization of interest primarily related to equity investments in unconsolidated entities engaged in development activities. The effective interest cost on all of the Company's indebtedness for the year ended December 31, 2000 was 7.25% as compared to 7.05% for the year ended December 31, 1999.

        General and administrative expenses, which include corporate operating expenses, increased approximately $4.1 million between the periods under comparison. This increase was primarily due to the addition of corporate personnel and higher overall compensation expenses including a current year expense associated with the awarding of restricted shares to key employees in 2000.

        Net gain on sales of real estate increased approximately $104.9 million between the periods under comparison. This increase is primarily the result of a larger number of units sold during the year ended December 31, 2000 (20,648 units, including the joint venture Properties) as compared to the year ended December 31, 1999 (9,183 units).

        Net loss from extraordinary items increased approximately $5.1 million related primarily to pre-payment penalties incurred on the refinancing of $208 million in mortgage debt.

Liquidity and Capital Resources

For the Year Ended December 31, 2001

        As of January 1, 2001, the Company had approximately $23.8 million of cash and cash equivalents and $399.5 million available under its lines of credit, of which $53.5 million was restricted (not available to be drawn). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company's cash and cash equivalents balance at December 31, 2001 was approximately $51.6 million and the amount available on the Company's line of credit was $505.0 million, of which $59.0 million was restricted (not available to be drawn).

        Part of the Company's acquisition and development funding strategy and the funding of the Company's investment in various joint ventures is to utilize its lines of credit and to subsequently repay the lines of credit from the disposition of Properties, retained cash flows or the issuance of additional equity or debt securities. Continuing to utilize this strategy during the year ended 2001, the Company:

  •
  disposed of forty-nine Properties (including two Unconsolidated Properties) and two vacant parcels of land and received net proceeds of $399.1 million;

  •
  issued $300.0 million of unsecured debt receiving net proceeds of $297.4 million;

  •
  sold and/or contributed eleven properties to a joint venture and received net proceeds of $167.6 million;

  •
  issued approximately 3.6 million Common Shares and received net proceeds of $74.4 million;

  •
  issued $60.0 million of four new series of Preference Interests and received net proceeds of $58.5 million;

  •
  obtained $91.6 million in new mortgage financing; and

  •
  received $61.4 million of principal repayments on its investment in second and third mortgages on previously Unconsolidated Properties.

        All of these proceeds were utilized to either:

  •
  repay the lines of credit;

  •
  redeem the Company's Series A and F Preferred Shares;

  •
  repay mortgage indebtedness on selected Properties;

  •
  repay public unsecured debt;

  •
  invest in unconsolidated entities; and

  •
  purchase additional Properties.

        During the year ended December 31, 2001, the Company:

  •
  reduced its line of credit borrowings by approximately $160.5 million as compared to its December 31, 2000 balance outstanding;

  •
  funded $210.5 million to redeem all of its Series A and F Preferred Shares;

  •
  repaid approximately $364.2 million of mortgages due at or prior to maturity and/or at the disposition date of respective Properties;

  •
  funded a net of $174.6 million in accordance with its development and joint venture agreements; and

  •
  acquired fourteen Properties and vacant land utilizing cash of $297.8 million.

        The Company's total debt summary, as of December 31, 2001, included:

Debt Summary as of December 31, 2001

	$ Millions	Weighted Average Rate
Secured	$3,287	6.51%
Unsecured	2,456	6.32%

Total	$5,743	6.43%
Fixed Rate	$4,847	7.02%
Floating Rate	896	3.20%

Total	$5,743	6.43%
Above Totals Include:
Total Tax Exempt	$975	4.41%
Unsecured Revolving Credit Facility	$195	2.50%

        From January 1, 2002 through February 5, 2002, the Company:

  •
  disposed of four Properties consisting of 466 units for approximately $15.5 million;

  •
  disposed of the furniture rental business for approximately $30.0 million in cash;

  •
  repaid $1.9 million of mortgage debt at or prior to maturity on two Properties; and

  •
  repaid $100.0 million of 9.375% fixed rate public notes at maturity.

        During 2002, the Company expects to fund approximately $33.5 million related to wholly owned developments and joint venture projects under development. In connection with one joint venture agreement, the Company has an obligation to fund up to an additional $6.5 million to guarantee third party construction financing. As of December 31, 2001, the Company has 22 projects under development with estimated completion dates ranging from March 31, 2002 through December 31, 2003.

        For one joint venture agreement, the Company's joint venture partner has the right, at any time following completion of a project, to stipulate a value for such project and offer to sell its interest in the project to the Company based on such value. If the Company chooses not to purchase the interest, it must agree to a sale of the project to an unrelated third party at such value. The Company's joint venture partner must exercise this right as to all projects within five years after the receipt of the final certificate of occupancy on the last developed property.

        For the second joint venture agreement, the Company's joint venture partner has the right, at any time following completion of a project, to require the Company to purchase the joint venture partners' interest in that project at a mutually agreeable price. If the Company and the joint venture partner are unable to agree on a price, both parties will obtain appraisals. If the appraised values vary by more than 10%, both the Company and the joint venture partner will agree on a third appraiser to determine which original appraisal is closest to its determination of value. The Company may elect at that time not to purchase the property and instead, authorize the joint venture partner to sell the project at or above the agreed-upon value to an unrelated third party. Five years following the receipt of the final certificate of occupancy on the last developed property, any projects remaining unsold must be purchased by the Company at the agreed-upon price.

        The Company has a policy of capitalizing expenditures made for new assets, including newly acquired Properties, and the costs associated with placing these assets into service. Expenditures for improvements and renovations that significantly enhance the value of existing assets or substantially extend the useful life of an asset are also capitalized. Expenditures for in-the-unit replacement-type items such as appliances, draperies, carpeting and floor coverings, mechanical equipment and certain furniture and fixtures are also capitalized. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. With respect to acquired Properties, the Company has determined that it generally spends $1,000 per unit during its first three years of ownership to fully improve and enhance these Properties to meet the Company's standards. In regard to replacement-type items described above, the Company generally expects to spend $250 per unit on an annual recurring basis.

        During the year ended December 31, 2001, the Company's total improvements to real estate approximated $150.9 million. Replacements, which include new carpeting, appliances, mechanical equipment, fixtures, vinyl floors and blinds inside the unit approximated $56.0 million, or $276 per unit. Building improvements for the 1999, 2000 and 2001 Acquired Properties approximated $26.4 million, or $496 per unit. Building improvements for all of the Company's pre-1999 Acquired Properties approximated $57.2 million or $383 per unit. In addition, approximately $7.2 million was spent on twelve specific assets related to major renovations and repositioning of these assets. Also included in total improvements to real estate was approximately $4.1 million on commercial/other assets and Partially Owned Properties. Such improvements to real estate were primarily funded from net cash provided by operating activities. Total improvements to real estate for 2002 are estimated at $135.0 million.

        During the year ended December 31, 2001, the Company's total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company's property management offices and its corporate offices, was approximately $6.9 million. Such additions to non-real estate property were funded from net cash provided by operating activities. Total additions to non-real estate property for 2002 are estimated at $6.8 million.

        The Company has a policy of capitalizing expenditures made for rental furniture and related property and equipment. The Company, prior to the sale of its furniture rental business, purchased furniture to replace furniture that had been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. Expenditures for property and equipment that significantly enhance the value of existing assets or substantially extend the useful life of an asset are also capitalized. Expenditures for ordinary maintenance and repairs related to property and equipment are expensed as incurred. For the year ended December 31, 2001, total additions to rental furniture approximated $18.6 million and property and equipment approximated $2.5 million. The furniture rental business was sold on January 11, 2002.

        Minority Interests as of December 31, 2001 increased by $23.2 million when compared to December 31, 2000 principally as a result of the consolidation of twenty-one former Unconsolidated Properties and the issuance of $60.0 million of Preference Interests, partially offset by the conversions of OP Units into Common Shares. The primary factors that impacted this account in the Company's consolidated statements of operations and balance sheets during the year were:

  •
  distributions declared to Minority Interests, which amounted to $40.2 million for 2001 (excluding Preference Unit/Interest distributions);

  •
  the allocation of income from operations in the amount of $32.8 million;

  •
  the allocation of Minority Interests from Partially Owned Properties in the amount of $2.2 million;

  •
  the conversion of OP Units into Common Shares; and

  •
  the issuance of Common Shares, OP Units, Preference Units and Preference Interests during 2001.

        Total distributions paid in 2001 amounted to $475.8 million (excluding distributions on Partially Owned Properties), which included certain distributions declared in the fourth quarter of 2001 and paid in 2002.

        The Company expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing Properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its line of credit. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities, including additional OP Units, and proceeds received from the disposition of certain Properties. During March 2002, the Company anticipates the issuance of unsecured notes in the amount of approximately $300.0 million. In addition, the Company has certain unencumbered Properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable to the Company or the cost of alternative sources of capital to the Company is too high. These unencumbered Properties are in excess of the value of unencumbered Properties the Company must maintain in order to comply with covenants under its unsecured notes and line of credit.

        The Company has a revolving credit facility to provide the Operating Partnership with potential borrowings of up to $700 million. As of February 28, 2002, $262.0 million was outstanding under this facility. This credit Facility is scheduled to expire in August 2002 and the Company has begun the process of replacing its line of credit with a new line of credit, which it believes will be on at least as favorable terms.

        In connection with the Globe acquisition, the Company assumed a revolving credit facility with potential borrowings of up to $55.0 million. This credit facility was terminated on May 31, 2001.

        In connection with the Wellsford Merger, the Company provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of February 28, 2002, this enhancement was still in effect at a commitment amount of $12.7 million.

Derivative Instruments and Hedging Activities

        In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.

        The Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from those instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives to hedge interest rate risk on debt instruments.

        On January 1, 2001, the Company adopted SFAS No. 133 and its amendments (SFAS Nos. 137 and 138), Accounting for Derivative Instruments and Hedging Activities, which requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instruments qualify as a hedge for accounting purposes and, if so, the nature of the hedging activity. When the terms of an underlying transaction are modified, or when the underlying transaction is terminated or completed, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the hedging criteria of SFAS No. 133 is marked-to-market each period.

        As of January 1, 2001, the adoption of the new standard resulted in derivative instruments reported on the balance sheet as liabilities of approximately $6.6 million; an adjustment of approximately $5.3 million to accumulated other comprehensive loss, which are gains and losses not affecting retained earnings in the consolidated statement of shareholders' equity; and a charge of approximately $1.3 million as a cumulative effect of change in accounting principle in the consolidated statement of operations.

        At December 31, 2001, the Company had entered into swaps which have been designated as cash flow hedges with an aggregate notional amount of $626.4 million at interest rates ranging from 3.65% to 6.15% maturing at various dates ranging from 2003 to 2007 with a net liability fair value of $23.3 million; and swaps which have been designated as fair value hedges with an aggregate notional amount of $396.4 million at interest rates ranging from 4.46% to 7.25% maturing at various dates ranging from 2003 to 2011 with a net asset fair value of $4.6 million.

        At December 31, 2001, the Company's joint venture development partners had entered into swaps to hedge the interest rate risk exposure on unconsolidated floating rate construction mortgage loans. The Company has recorded its proportionate share of these qualifying hedges on its consolidated balance sheet. These swaps have been designated as cash flow hedges with a current aggregate notional amount of $302.5 million (notional amounts range from $139.7 million to $525.1 million over the terms of the swaps) at interest rates ranging from 4.13% to 7.35% maturing at various dates ranging from 2002 to 2005 with a net liability fair value of $10.4 million.

        As of December 31, 2001, there were approximately $32.6 million in deferred losses, net, included in accumulated other comprehensive loss. On December 31, 2001, the net derivative instruments were reported at their fair value as other liabilities of approximately $18.7 million and as a reduction to investment in unconsolidated entities of approximately $10.4 million. The Company expects to recognize an estimated $14.3 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending December 31, 2002, of which $6.5 million is related to the development joint venture swaps.

For the Year Ended December 31, 2000

        As of January 1, 2000, the Company had approximately $29.1 million of cash and cash equivalents and $400 million available on its lines of credit, of which $65.8 million was restricted (not available to be drawn). After taking into effect the various transactions discussed in the following paragraphs, the Company's cash and cash equivalents balance at December 31, 2000 was approximately $23.8 million and the amount available on the Company's line of credit was $399.5 million, of which $53.5 million was restricted (not available to be drawn).

        Part of the Company's strategy in funding the purchase of multifamily properties, funding its Properties in the development stage and the funding of the Company's investment in joint ventures is to utilize its line of credit and to subsequently repay the line of credit from the issuance of additional equity or debt securities or the net proceeds from the disposition of Properties. Utilizing this strategy during 2000, the Company:

  •
  obtained mortgage financing on forty-six previously unencumbered Properties and received net proceeds of $484.4 million;

  •
  disposed of fifty-three properties (including the sale of the Company's entire interest in three Unconsolidated Properties) and received net proceeds of $631.2 million;

  •
  sold and/or contributed thirty-four properties to three separate joint ventures and received net proceeds of $97.0 million;

  •
  issued approximately 1.8 million Common Shares and received net proceeds of $32.9 million; and

  •
  issued five new series of Preference Interests and received net proceeds of $142.4 million.

        During the year ended December 31, 2000, the Company:

  •
  repaid four unsecured note issues totaling $208.0 million;

  •
  repaid approximately $171.8 million of mortgage indebtedness on eighty-three Properties;

  •
  funded $160.9 million related to the development, earnout, and joint venture agreements;

  •
  purchased twenty-eight Properties (excluding Grove) for a total purchase price of approximately $654.1 million;

  •
  funded $5.2 million to acquire all third party equity interests in eleven former Unconsolidated Properties;

  •
  funded $58.5 million related to the purchase of two separate vacant land parcels for future development;

  •
  funded $1.25 million to acquire an additional ownership interest in 14 former Unconsolidated Properties which, as a result, were reclassified as Partially Owned Properties; and

  •
  acquired $25.0 million of 8.25% preferred securities of WRP Convertible Trust I, an affiliate of WRP Newco.

        The Company's total debt summary, as of December 31, 2000, included:

Debt Summary as of December 31, 2000

	$ Millions	Weighted Average Rate
Secured	$3,231	6.91%
Unsecured	2,475	7.07%

Total	$5,706	6.98%
Fixed Rate	$4,885	7.13%
Floating Rate	821	6.09%

Total	$5,706	6.98%
Above Totals Include:
Total Tax Exempt	$966	5.19%
Unsecured Revolving Credit Facility	$355	7.19%

Critical Accounting Policies and Estimates

        The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. The Company believes that the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Impairment of Long-Lived Assets, Including Goodwill

        The Company periodically evaluates its long-lived assets, including its investments in real estate and goodwill, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal factors. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted.

Depreciation of Investment in Real Estate

        The Company depreciates the building component of its investment in real estate over a 30-year estimated useful life and both the furniture, fixtures and equipment and replacements components over a 5-year estimated useful life, all of which are judgmental determinations.

Fair Value of Financial Instruments, Including Derivative Instruments

        The valuation of financial instruments under SFAS No. 107 and SFAS No. 133 requires the Company to make estimates and judgments that affect the fair value of the instruments. The Company, where possible, bases the fair values of its financial instruments, including its derivative instruments, on listed market prices and third party quotes. Where these are not available, the Company bases its estimates on other factors relevant to the financial instruments.

Stock-Based Compensation

        The Company has chosen to account for its stock-based compensation in accordance with APB No. 25, which results in no compensation expense for options issued with an exercise price equal to or exceeding market value of the Company's Common Shares on the date of grant, instead of Statement

No. 123, which would result in compensation expense being recorded based on the fair value of the stock-based compensation issued.

Adjusted Net Income

        For the year ended December 31, 2001, Adjusted Net Income ("ANI") available to Common Shares and OP units decreased $18.3 million as compared to the year ended December 31, 2000. For the year ended December 31, 2000, ANI available to Common Shares and OP Units increased $110.0 million, as compared to the year ended December 31, 1999.

        The following is a reconciliation of net income available to Common Shares to ANI available to Common Shares and OP Units for the years ended December 31, 2001, 2000 and 1999:

Adjusted Net Income
(Amounts in thousands)

	Year Ended December 31,
	2001	2000	1999
Net income available to Common Shares	$367,466	$437,510	$280,685
Net income allocation to Minority Interest — Operating Partnership	32,829	41,761	29,536
Adjustments:
Acquisition cost depreciation*	379,751	364,177	346,497
Amortization of goodwill	3,779	1,760	—
Acquisition cost depreciation accumulated on sold properties	(62,708)	(110,554)	(26,935)
Extraordinary items	(444)	5,592	451
Cumulative effect of change in accounting principle	1,270	—	—

ANI available to Common Shares and OP Units — basic**	$721,943	$740,246	$630,234

*
Acquisition cost depreciation represents depreciation for the initial cost of the property, including buildings and furniture, fixtures and equipment and depreciation on capital improvements identified in the acquisition underwriting and incurred in the first twenty-four months of ownership when the total cost exceeds $2,000 per unit.

**
Adjusted Net Income represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States ("GAAP")), including gains or losses from sales of real estate, plus acquisition cost depreciation, plus amortization of goodwill, minus the accumulated acquisition cost depreciation on sold properties, plus/minus extraordinary items and plus the cumulative effect of change in accounting principle. Depreciation associated with replacements and capital improvements is deducted in calculating ANI.

        The Company believes that ANI is helpful to investors as a supplemental measure of the operating performance of a real estate company because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. ANI in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Company's calculation of ANI may differ from the methodology for calculating ANI utilized by other real estate companies and may differ, for example, due to variations among the Company's and other real estate companies' accounting policies for replacement type items and, accordingly, may not be comparable to such other real estate companies.

Funds From Operations

        For the year ended December 31, 2001, Funds From Operations ("FFO") available to Common Shares and OP Units increased $60.5 million, or 8.3%, as compared to the year ended December 31, 2000. For the year ended December 31, 2000, FFO available to Common Shares and OP Units increased $106.6 million, or 17.2%, as compared to the year ended December 31, 1999.

        The following is a reconciliation of net income available to Common Shares to FFO available to Common Shares and OP Units for the years ended December 31, 2001, 2000 and 1999:

Funds From Operations
(Amounts in thousands)

	Year Ended December 31,
	2001	2000	1999
Net income available to Common Shares	$367,466	$437,510	$280,685
Net income allocation to Minority Interest — Operating Partnership	32,829	41,761	29,536
Adjustments:
Depreciation/amortization*	463,125	438,735	402,466
Net gain on sales of real estate	(149,293)	(198,426)	(93,535)
Extraordinary items	(444)	5,592	451
Cumulative effect of change in accounting principle	1,270	—	—
Impairment on furniture rental business	60,000	—	—
Impairment on technology investments	11,766	1,000	—

FFO available to Common Shares and OP Units — basic	$786,719	$726,172	$619,603

*
Includes $13,022, $2,720 and $1,009 for the years ended December 31, 2001, 2000 and 1999, respectively, related to the Company's share of depreciation from Unconsolidated Properties. Excludes $4,353 and $1,476 for the years ended December 31, 2001 and 2000, respectively, related to the minority interests' share of depreciation from Partially Owned Properties.

        FFO represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States (("GAAP")), excluding gains or losses from sales of property, plus depreciation and amortization (after adjustments for Partially Owned Properties and Unconsolidated Properties), plus/minus extraordinary items, and plus the cumulative effect of change in accounting principle and impairment charges. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.

        The Company believes that FFO is helpful to investors as a supplemental measure of the operating performance of a real estate company because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies and may differ, for example, due to variations among the Company's and other real estate companies' accounting policies for replacement type items and, accordingly, may not be comparable to such other real estate companies.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

        Market risks relating to the Company's operations result primarily from changes in short-term LIBOR interest rates. The Company does not have any direct foreign exchange or other significant market risk.

        The Company's exposure to market risk for changes in interest rates relates primarily to the Company's unsecured line of credit. The Company typically incurs fixed rate debt obligations to finance acquisitions and capital expenditures, while it typically incurs floating rate debt obligations to finance working capital needs and as a temporary measure in advance of securing long-term fixed rate financing. The Company continuously evaluates its level of floating rate debt with respect to total debt and other factors, including its assessment of the current and future economic environment.

        The Company also utilizes certain derivative financial instruments to limit market risk. Interest rate protection agreements are used to convert floating rate debt to a fixed rate basis or vice versa. Derivatives are used for hedging purposes rather than speculation. The Company does not enter into financial instruments for trading purposes.

        The fair values of the Company's financial instruments (including such items in the financial statement captions as cash and cash equivalents, other assets, lines of credit, accounts payable and accrued expenses, rents received in advance and other liabilities) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of the Company's mortgage notes payable and unsecured notes approximates their carrying value at December 31, 2001.

        The Company had total outstanding floating rate debt of approximately $896.0 million, or 15.6% of the Company's total debt at December 31, 2001, including the effects of any interest rate protection agreements. If market rates of interest on all of the Company's floating rate debt permanently increased by 32 basis points (a 10% increase), the increase in interest expense on the Company's floating rate debt would decrease future earnings and cash flows by approximately $2.9 million. If market rates of interest on all of the Company's floating rate debt permanently decreased by 32 basis points (a 10% decrease), the decrease in interest expense on the Company's floating rate debt would increase future earnings and cash flows by approximately $2.9 million.

        These amounts were determined by considering the impact of hypothetical interest rates on the Company's financial instruments. The foregoing assumptions apply to the entire amount of the Company's floating rate debt and does not differentiate among maturities. These analyses do not consider the effects of the changes in overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company's financial structure or results other than interest expense.

        The Company cannot predict the effect of adverse changes in interest rates on its floating rate debt and, therefore, its exposure to market risk, nor can there be any assurance that fixed rate, long term debt will be available to the Company at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

        The information required by Item 10, Item 11, Item 12 and Item 13 are incorporated by reference to, and will be contained in, the Company's definitive proxy statement, which the Company anticipates will be filed no later than April 30, 2002, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

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
2.2^^	Articles of Merger by and between Equity Residential Properties Trust and Merry Land & Investment Company, Inc.
2.3^^^	Agreement and Plan of Merger between Equity Residential Properties Trust and Lexford Residential Trust dated as of June 30, 1999.
2.4^^^^	Articles of Merger by and between Equity Residential Properties Trust and Lexford Residential Trust.
2.5^^^^^	Agreement and Plan of Merger among Grove Property Trust, Grove Operating, L.P. and ERP Operating Limited Partnership dated as of July 17, 2000.
3.1+	Second Amended and Restated Declaration of Trust of Equity Residential Properties Trust dated May 30, 1997 ("Declaration of Trust").
3.2++	Articles Supplementary to Declaration of Trust dated September 22, 1997.
3.3+++	Articles Supplementary to Declaration of Trust dated September 30, 1998.
3.4*****	Articles Supplementary to Declaration of Trust dated September 27, 1999.
3.5	Certificate of Correction to Articles Supplementary to Declaration of Trust dated July 6, 2000.
3.6*****	Articles Supplementary to Declaration of Trust dated March 3, 2000.
3.7*****	Articles Supplementary to Declaration of Trust dated March 23, 2000.
3.8*****	Articles Supplementary to Declaration of Trust dated May 1, 2000.
3.9*****	Articles Supplementary to Declaration of Trust dated August 11, 2000.
3.10*****	Articles Supplementary to Declaration of Trust dated December 8, 2000.
3.11	Articles Supplementary to Declaration of Trust dated March 23, 2001.
3.12	Articles Supplementary to Declaration of Trust dated June 22, 2001.
3.13	Articles Supplementary to Declaration of Trust dated December 14, 2001.
3.14	Articles of Amendment to Declaration of Trust dated December 12, 2001.
3.15++++	Fourth Amended and Restated Bylaws of Equity Residential Properties Trust.
4.1*	Indenture, dated October 1, 1994, between the Operating Partnership, as obligor and The First National Bank of Chicago, as trustee.
10.1**	Fifth Amended and Restated Agreement of Limited Partnership of ERP Operating Limited Partnership.
10.2***	Noncompetition Agreement (Zell).

10.3***	Noncompetition Agreement (Crocker).
10.4***	Noncompetition Agreement (Spector).
10.5***	Form of Noncompetition Agreement (other officers).
10.6***	Amended and Restated Master Reimbursement Agreement, dated as of November 1, 1996 by and between Federal National Mortgage Association and EQR-Bond Partnership.
10.7****
Revolving Credit Agreement dated as of August 12, 1999 among the Operating Partnership, the Banks listed therein, Bank of America, National Association, as administrative agent, The Chase Manhattan Bank, as syndication agent, Morgan Guaranty Trust Company of New York, as documentation agent, Banc of America Securities LLC, as joint lead arranger, and Chase Securities Inc., as joint lead arranger.
10.8****
First Amendment to Revolving Credit Agreement dated November 10, 1999 between the Operating Partnership, Bank of America, National Association, as administrative agent, The Chase Manhattan Bank, as syndication agent, Morgan Guaranty Trust Company of New York, as documentation agent and the Banks listed as signatories thereto.
10.9****	Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.
10.10	Amended and Restated Equity Residential Properties Trust Advantage Retirement Savings Plan, effective January 1, 2001.
10.11	Equity Residential Properties Trust Amended and Restated 1993 Share Option and Share Award Plan, as amended.
10.12	Change in Control Agreement dated April 1, 2000 between the Company and Douglas Crocker II.
10.13	Form of Change in Control Agreement between the Company and other executive officers.
10.14	Form of Indemnification Agreement between the Company and each trustee and executive officer.
10.15	Executive Compensation Agreement dated October 18, 2001 between the Company and Samuel Zell.
10.16	Amended and Restated Deferred Compensation Agreement between the Company and Douglas Crocker II dated as of January 21, 2002.
10.17	Amended and Restated Deferred Compensation Agreement between the Company and Gerald A. Spector dated January 1, 2002.
10.18	Retirement Benefits Agreement between Samuel Zell and the Company dated October 18, 2001.
12	Computation of Ratio of Earnings to Fixed Charges
21	List of Subsidiaries of Equity Residential Properties Trust
23.1	Consent of Ernst & Young LLP
24.1	Power of Attorney for John W. Alexander dated February 27, 2002
24.2	Power of Attorney for Stephen O. Evans dated February 27, 2002

24.3	Power of Attorney for Errol R. Halperin dated March 4, 2002
24.4	Power of Attorney for Edward Lowenthal dated February 22, 2002
24.5	Power of Attorney for Jeffrey H. Lynford dated March 4, 2002
24.6	Power of Attorney for B. Joseph White dated February 20, 2002
24.7	Power of Attorney for Sheli Z. Rosenberg dated February 22, 2002
24.8	Power of Attorney for Henry H. Goldberg dated March 1, 2002
24.9	Power of Attorney for James D. Harper, Jr. dated February 21, 2002
24.10	Power of Attorney for Boone A. Knox dated February 20, 2002
24.11	Power of Attorney for Michael N. Thompson dated February 25, 2002
24.12	Power of Attorney for Samuel Zell dated February 20, 2002
24.13	Power of Attorney for Gerald A. Spector dated February 20, 2002

^	Included as Appendix A in the Company's Form S-4 filed on September 14, 1998.
^^	Included as Appendix B in the Company's Form S-4 filed on September 14, 1998.
^^^	Included as Appendix A in the Company's Form S-4 filed on July 23, 1999.
^^^^	Included as an exhibit to the Company's Form 8-K dated October 1, 1999, filed on October 5, 1999.
^^^^^	Included as Appendix A to the Company's Form S-4, Registration No. 333-44576, filed on July 23, 2000.
+	Included as an exhibit to the Company's Form 8-K dated May 30, 1997, filed on June 5, 1997.
++	Included as an exhibit to the Company's Form 8-A filed September 19, 1997.
+++	Included as an exhibit to the Company's Form 8-A filed October 16, 1998.
++++	Included as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2001.
*	Included as an exhibit to the Operating Partnership's Form 10/A, dated December 12, 1994, File No. 0-24920, and incorporated herein by reference.
**	Included as an exhibit to the Operating Partnership's Form 8-K/A dated July 23, 1998, filed on August 18, 1998.
***	Included as an exhibit to the Company's Form S-11 Registration Statement, File No. 33-63158, and incorporated herein by reference.
****	Included as an exhibit to the Company's Form 10-K for the year ended December 31, 1999.
*****	Included as an exhibit to the Company's Form 10-K for the year ended December 31, 2000.

(b) Reports on Form 8-K: None.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: See Index to Financial Statements attached hereto on page F-1 of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL PROPERTIES TRUST
Date: March 7, 2002	By:	/s/ DOUGLAS CROCKER II Douglas Crocker II President, Chief Executive Officer, Trustee and *Attorney-in-Fact
Date: March 7, 2002	By:	/s/ DAVID J. NEITHERCUT David J. Neithercut Executive Vice President and Chief Financial Officer
Date: March 7, 2002	By:	/s/ MICHAEL J. MCHUGH Michael J. McHugh Executive Vice President, Chief Accounting Officer, Treasurer and *Attorney-in-fact

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Date: March 7, 2002	By:	/s/ SAMUEL ZELL Samuel Zell Chairman of the Board of Trustees
Date: March 7, 2002	By:	/s/ GERALD A. SPECTOR Gerald A. Spector Executive Vice President, Chief Operating Officer and Trustee
Date: March 7, 2002	By:	/s/ SHELI Z. ROSENBERG Sheli Z. Rosenberg Trustee
Date: March 7, 2002	By:	/s/ JAMES D. HARPER* James D. Harper Trustee
Date: March 7, 2002	By:	/s/ ERROL R. HALPERIN* Errol R. Halperin Trustee

Date: March 7, 2002	By:	/s/ JOHN W. ALEXANDER* John W. Alexander Trustee
Date: March 7, 2002	By:	/s/ B. JOSEPH WHITE* B. Joseph White Trustee
Date: March 7, 2002	By:	/s/ HENRY H. GOLDBERG* Henry H. Goldberg Trustee
Date: March 7, 2002	By:	/s/ JEFFREY H. LYNFORD* Jeffrey H. Lynford Trustee
Date: March 7, 2002	By:	/s/ EDWARD LOWENTHAL* Edward Lowenthal Trustee
Date: March 7, 2002	By:	/s/ STEPHEN O. EVANS* Stephen O. Evans Trustee
Date: March 7, 2002	By:	/s/ BOONE A. KNOX* Boone A. Knox Trustee
Date: March 7, 2002	By:	/s/ MICHAEL N. THOMPSON* Michael N. Thompson Trustee
*By:	/s/ MICHAEL J. MCHUGH Michael J. McHugh as Attorney-in-fact

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

EQUITY RESIDENTIAL PROPERTIES TRUST

PAGE
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT
Report of Independent Auditors	F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000	F-3
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999	F-4 to F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	F-6 to F-8
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999	F-9 to F-10
Notes to Consolidated Financial Statements	F-11 to F-44
SCHEDULE FILED AS PART OF THIS REPORT
Schedule III—Real Estate and Accumulated Depreciation	S-1 to S-14

REPORT OF INDEPENDENT AUDITORS

To the Board of Trustees and Shareholders
Equity Residential Properties Trust

        We have audited the accompanying consolidated balance sheets of Equity Residential Properties Trust (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the accompanying index to financial statements and schedule. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Residential Properties Trust at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

                      /s/ ERNST & YOUNG LLP

Chicago, Illinois
February 5, 2002

EQUITY RESIDENTIAL PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

	December 31, 2001	December 31, 2000
ASSETS
Investment in real estate
Land	$1,840,170	$1,770,019
Depreciable property	11,096,847	10,782,311
Construction in progress	79,166	39,209

	13,016,183	12,591,539
Accumulated depreciation	(1,718,845)	(1,352,236)

Investment in real estate, net of accumulated depreciation	11,297,338	11,239,303
Real estate held for disposition	3,371	51,637
Cash and cash equivalents	51,603	23,772
Investment in mortgage notes, net	—	77,184
Investments in unconsolidated entities	397,237	322,409
Rents receivable	2,400	1,801
Deposits — restricted	218,557	231,639
Escrow deposits — mortgage	76,700	70,470
Deferred financing costs, net	27,011	29,706
Rental furniture, net	20,168	60,183
Property and equipment, net	3,063	7,620
Goodwill, net	47,291	67,589
Other assets	90,886	80,653

Total assets	$12,235,625	$12,263,966

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable	$3,286,814	$3,230,611
Notes, net	2,260,944	2,120,079
Lines of credit	195,000	355,462
Accounts payable and accrued expenses	108,254	107,818
Accrued interest payable	62,360	51,877
Rents received in advance and other liabilities	83,005	100,819
Security deposits	47,644	46,272
Distributions payable	141,832	18,863

Total liabilities	6,185,853	6,031,801

Commitments and contingencies
Minority Interests:
Operating Partnership	379,898	415,838
Preference Interests	246,000	186,000
Junior Preference Units	5,846	7,896
Partially Owned Properties	4,078	2,884

Total Minority Interests	635,822	612,618

Shareholders' equity:
Preferred Shares of beneficial interest, $.01 par value; 100,000,000 shares authorized; 11,344,521 shares issued and outstanding as of December 31, 2001 and 20,003,166 shares issued and outstanding as of December 31, 2000	966,671	1,183,136
Common Shares of beneficial interest, $.01 par value; 1,000,000,000 shares authorized; 271,621,374 shares issued and outstanding as of December 31, 2001 and 265,232,750 shares issued and outstanding as of December 31, 2000	2,716	2,652
Paid in capital	4,892,744	4,753,371
Employee notes	(4,043)	(4,346)
Deferred compensation	(25,778)	(14,915)
Distributions in excess of accumulated earnings	(385,320)	(300,351)
Accumulated other comprehensive loss	(33,040)	—
Total shareholders' equity	5,413,950	5,619,547

Total liabilities and shareholders' equity	$12,235,625	$12,263,966

See accompanying notes

EQUITY RESIDENTIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2001	2000	1999
REVENUES
Rental income	$2,074,961	$1,955,046	$1,711,738
Fee and asset management	7,498	6,520	5,088
Interest income — investment in mortgage notes	8,786	11,192	12,559
Interest and other income	21,899	25,266	13,242
Furniture income	57,499	32,316	—

Total revenues	2,170,643	2,030,340	1,742,627

EXPENSES
Property and maintenance	549,010	502,796	414,026
Real estate taxes and insurance	192,598	182,479	171,289
Property management	77,132	76,416	61,626
Fee and asset management	7,345	5,157	3,587
Depreciation	457,232	444,207	408,688
Interest:
Expense incurred, net	355,250	366,622	330,548
Amortization of deferred financing costs	5,841	5,473	4,084
General and administrative	35,414	26,385	22,296
Furniture expenses	58,852	22,108	—
Amortization of goodwill	3,779	1,760	—
Impairment on furniture rental business	60,000	—	—
Impairment on technology investments	11,766	1,000	—

Total expenses	1,814,219	1,634,403	1,416,144

Income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain on sales of real estate, extraordinary items and cumulative effect of change in accounting principle	356,424	395,937	326,483
Allocation to Minority Interests:
Operating Partnership	(32,829)	(41,761)	(29,536)
Partially Owned Properties	(2,249)	132	—
Income from investments in unconsolidated entities	3,772	2,309	3,850
Net gain on sales of real estate	149,293	198,426	93,535

Income before extraordinary items and cumulative effect of change in accounting principle	474,411	555,043	394,332
Extraordinary items	444	(5,592)	(451)
Cumulative effect of change in accounting principle	(1,270)	—	—

Net income	473,585	549,451	393,881
Preferred distributions	(106,119)	(111,941)	(113,196)

Net income available to Common Shares	$367,466	$437,510	$280,685

Net income per share — basic	$1.37	$1.69	$1.15

Net income per share — diluted	$1.36	$1.67	$1.14

Weighted average Common Shares outstanding — basic	267,349	259,015	244,350

Weighted average Common Shares outstanding — diluted	295,552	291,266	271,310

Distributions declared per Common Share outstanding	$1.680	$1.575	$1.470

See accompanying notes

EQUITY RESIDENTIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Amounts in thousands except per share data)

	Year Ended December 31,
	2001	2000	1999
Comprehensive income:
Net income	$473,585	$549,451	$393,881
Other comprehensive income (loss) — derivative instruments:
Cumulative effect of change in accounting principle	(5,334)	—	—
Unrealized holding (losses) arising during the year	(17,909)	—	—
Equity in unrealized holding (losses) arising during the year — unconsolidated entities	(10,366)	—	—
Losses reclassified into earnings from other comprehensive income	569	—	—

Comprehensive income	$440,545	$549,451	$393,881

See accompanying notes

EQUITY RESIDENTIAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$473,585	$549,451	$393,881
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests:
Operating Partnership	32,829	41,761	29,536
Partially Owned Properties	2,249	(132)	—
Cumulative effect of change in accounting principle	1,270	—	—
Depreciation	467,942	449,584	408,688
Amortization of deferred financing costs	5,841	5,473	4,084
Amortization of discount on investment in mortgage notes	(2,256)	(1,249)	(1,165)
Amortization of goodwill	3,779	1,760	—
Amortization of discounts and premiums on debt	(1,841)	(2,332)	(2,322)
Amortization of deferred settlements on interest rate protection agreements	591	333	987
Impairment on furniture rental business	60,000	—	—
Impairment on technology investments	11,766	1,000	—
Income from investments in unconsolidated entities	(3,772)	(2,309)	(3,850)
Net gain on sales of real estate	(149,293)	(198,426)	(93,535)
Net loss (gain) on sales of property and equipment	109	(4)	—
Extraordinary items	(444)	5,592	451
Unrealized gain on interest rate protection agreements	(223)	—	—
Loss on sale of mortgage receivable	—	710	—
Book value of furniture sales and rental buyouts	11,411	6,345	—
Compensation paid with Company Common Shares	18,164	15,085	9,625
Changes in assets and liabilities:
(Increase) decrease in rents receivable	(399)	(415)	3,559
(Increase) decrease in deposits — restricted	(10,468)	4,207	(9,953)
Additions to rental furniture	(18,611)	(13,661)	—
(Increase) decrease in other assets	(17,694)	(7,969)	54,820
(Decrease) in accounts payable and accrued expenses	(633)	(4,843)	(5,610)
Increase (decrease) in accrued interest payable	10,293	3,104	(6,387)
(Decrease) increase in rents received in advance and other liabilities	(4,315)	(11,489)	7,963
(Decrease) increase in security deposits	(103)	1,025	(1,802)

Net cash provided by operating activities	889,777	842,601	788,970

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate	(394,039)	(659,181)	(632,474)
Improvements to real estate	(150,927)	(137,404)	(134,716)
Additions to non-real estate property	(6,920)	(5,425)	(7,219)
Interest capitalized for real estate under development	(28,174)	(17,650)	(8,134)
Proceeds from disposition of real estate, net	566,068	721,032	329,342
Investment in property and equipment	(2,461)	(933)	—
Principal receipts on investment in mortgage notes	61,419	7,885	4,229
Investments in unconsolidated entities	(142,565)	(149,033)	(37,114)
Distributions from unconsolidated entities	28,332	19,243	7,125
Proceeds from refinancing of unconsolidated entities	24,404	1,695	—
Proceeds from disposition of unconsolidated entities	655	4,602	—
Repayments of equity from unconsolidated entities	7,336	—	—
Decrease (increase) in deposits on real estate acquisitions, net	52,340	(122,735)	(25,563)
Decrease (increase) in mortgage deposits	(1,626)	18,854	11,117
Purchase of management contract rights	—	(779)	(285)

See accompanying notes

EQUITY RESIDENTIAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2001	2000	1999
CASH FLOWS FROM INVESTING ACTIVITIES (continued):
Consolidation of previously Unconsolidated Properties	$52,841	$(5,083)	$—
Business combinations, net of cash acquired	(8,785)	(242,281)	(18,274)
Other investing activities, net	(578)	3,243	(14,885)

Net cash provided by (used for) investing activities	57,320	(563,950)	(526,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	(4,483)	(3,590)	(9,522)
Mortgage notes payable:
Proceeds, net	91,583	729,978	204,986
Lump sum payoffs	(364,229)	(380,541)	(105,846)
Scheduled principal repayments	(32,671)	(27,719)	(21,147)
Prepayment premiums/fees	(208)	(5,801)	(451)
Notes, net:
Proceeds	299,316	—	298,014
Lump sum payoffs	(150,000)	(208,000)	(152,266)
Scheduled principal repayments	(4,774)	(498)	—
Lines of credit:
Proceeds	738,491	808,637	1,372,000
Repayments	(898,953)	(820,631)	(1,388,383)
(Payments) proceeds from settlement of interest rate protection agreements	(7,369)	7,055	1,380
Proceeds from sale of Common Shares	8,991	7,676	7,717
Proceeds from sale of Preferred Shares/Units	60,000	146,000	40,000
Proceeds from exercise of options	65,411	25,228	30,750
Common Shares repurchased and retired	—	—	(6,252)
Redemption of Preferred Shares	(210,500)	—	—
Payment of offering costs	(2,223)	(3,944)	(1,625)
Distributions:
Common Shares	(335,534)	(412,321)	(364,183)
Preferred Shares/Units	(110,194)	(111,943)	(113,153)
Minority Interests — Operating Partnership	(30,067)	(39,153)	(37,580)
Minority Interests — Partially Owned Properties	(32,156)	(920)	—
Principal receipts on employee notes, net	303	324	203
Principal receipts on other notes receivable, net	—	6,167	8,391

Net cash (used for) financing activities	(919,266)	(283,996)	(236,967)

Net increase (decrease) in cash and cash equivalents	27,831	(5,345)	25,152
Cash and cash equivalents, beginning of year	23,772	29,117	3,965

Cash and cash equivalents, end of year	$51,603	$23,772	$29,117

See accompanying notes

EQUITY RESIDENTIAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2001	2000	1999
SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$380,745	$380,853	$341,936

Mortgage loans assumed through real estate acquisitions	$91,623	$87,441	$69,885

Mortgage loans (assumed) by purchaser in real estate dispositions	$30,396	$(345,762)	$(12,500)

Transfers to real estate held for disposition	$3,371	$51,637	$12,868

Mortgage loans recorded as a result of consolidation of previously Unconsolidated Properties	$301,502	$80,134	$—

Net (assets) liabilities recorded as a result of consolidation of previously Unconsolidated Properties	$(20,839)	$515	$—

Net real estate contributed in exchange for OP Units or preference units	$—	$4,071	$28,232

Refinancing of mortgage notes payable in favor of notes, net	$—	$—	$92,180

Net (assets acquired) liabilities assumed through business combinations	$—	$(74,138)	$(15,604)

Mortgage loans assumed through business combinations	$—	$204,728	$499,654

Unsecured notes assumed through business combinations	$—	$39,564	$2,266

Lines of credit assumed through business combinations	$—	$67,456	$26,383

Valuation of Common Shares issued through business combinations	$—	$—	$181,124

Valuation of OP Units issued through business combinations	$—	$37,228	$—

See accompanying notes

EQUITY RESIDENTIAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands)

	Year Ended December 31,
	2001	2000	1999
PREFERRED SHARES
Balance, beginning of year	$1,183,136	$1,310,266	$1,410,574
Redemption of 9 3/8% Series A Cumulative Redeemable	(153,000)	—	—
Conversion of Series E Cumulative Convertible	(5,845)	(9,860)	(75)
Redemption of 9.65% Series F Cumulative Redeemable	(57,500)	—	—
Conversion of 7.25% Series G Convertible Cumulative	—	(75)	—
Conversion of 7.00% Series H Cumulative Convertible	(120)	(2,215)	(228)
Conversion of 8.82% Series I Cumulative Convertible	—	—	(100,000)
Conversion of 8.60% Series J Cumulative Convertible	—	(114,980)	(5)

Balance, end of year	$966,671	$1,183,136	$1,310,266

COMMON SHARES, $.01 PAR VALUE
Balance, beginning of year	$2,652	$2,550	$2,364
Issuance in connection with Mergers and acquisitions	—	—	80
Issuance through conversion of OP Units into Common Shares	18	18	24
Issuance through exercise of options	32	16	20
Issuance through restricted share and performance-based grants, net	7	2	6
Issuance through Share Purchase — DRIP Plan and Dividend Reinvestment — DRIP Plan	1	2	2
Issuance through Employee Share Purchase Plan	3	2	4
Issuance through conversion of Preferred Shares into Common Shares	3	62	52
Common Shares repurchased and retired	—	—	(2)

Balance, end of year	$2,716	$2,652	$2,550

PAID IN CAPITAL
Balance, beginning of year	$4,753,371	$4,540,869	$4,175,747
Issuance of Common Shares in connection with Mergers and acquisitions	—	940	181,044
Issuance of Common Shares through conversion of OP Units into Common Shares	47,457	42,757	39,671
Issuance of Common Shares through exercise of options	65,379	25,212	30,730
Issuance through restricted share and performance-based grants, net	29,020	11,773	18,769
Issuance of Common Shares through Share Purchase — DRIP Plan	910	595	954
Issuance of Common Shares through Dividend Reinvestment — DRIP Plan	1,149	1,664	1,524
Issuance of Common Shares through Employee Share Purchase Plan	6,931	5,413	5,233
Issuance of Common Shares through 401(k) Plan	—	—	1,248
Issuance of Common Shares through conversion of Preferred Shares into Common Shares	5,962	127,068	100,256
Common Shares repurchased and retired	—	—	(6,250)
Offering costs	(2,223)	(3,944)	(1,625)
Receipts (advances) on other notes receivable, net	—	4,045	(4,045)
Adjustment for Minority Interests ownership in Operating Partnership	(15,212)	(3,021)	(2,387)

Balance, end of year	$4,892,744	$4,753,371	$4,540,869

See accompanying notes

EQUITY RESIDENTIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2001	2000	1999
EMPLOYEE NOTES
Balance, beginning of year	$(4,346)	$(4,670)	$(4,873)
Principal receipts, net	303	324	203

Balance, end of year	$(4,043)	$(4,346)	$(4,670)

DEFERRED COMPENSATION
Balance, beginning of year	$(14,915)	$(18,225)	$(7,827)
Shares granted, net of cancellations	(29,027)	(11,775)	(20,023)
Amortization of shares to compensation expense	18,164	15,085	9,625

Balance, end of year	$(25,778)	$(14,915)	$(18,225)

DISTRIBUTIONS IN EXCESS OF ACCUMULATED EARNINGS
Balance, beginning of year	$(300,351)	$(325,856)	$(245,538)
Net income	473,585	549,451	393,881
Common Share distributions	(452,435)	(412,005)	(361,003)
Preferred Share distributions	(87,504)	(100,855)	(112,011)
Preference Interest distributions	(18,263)	(10,650)	(836)
Junior Preference Unit distributions	(352)	(436)	(349)

Balance, end of year	$(385,320)	$(300,351)	$(325,856)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$—	$—	$—
Accumulated other comprehensive loss — derivative instruments:
Cumulative effect of change in accounting principle	(5,334)	—	—
Unrealized holding (losses) arising during the year	(17,909)	—	—
Equity in unrealized holding (losses) arising during the year — unconsolidated entities	(10,366)	—	—
Losses reclassified into earnings from other comprehensive income	569	—	—

Balance, end of year	$(33,040)	$—	$—

See accompanying notes

EQUITY RESIDENTIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Formation of the Company

        Equity Residential Properties Trust, formed in March 1993 ("EQR"), is a self-administered and self-managed equity real estate investment trust ("REIT"). As used herein, the term "Company" means EQR, and its subsidiaries, as the survivor of the mergers between EQR and each of Wellsford Residential Property Trust, Evans Withycombe Residential, Inc., Merry Land & Investment Company, Inc. and Lexford Residential Trust (collectively, the "Mergers"). The Company also includes the businesses formerly operated by Globe Business Resources, Inc. ("Globe") and Grove Property Trust ("Grove"). The Company completed the sale of its Globe furniture rental business on January 11, 2002. The Company has elected to be taxed as a REIT under Section 856(c) of the Internal Revenue Code 1986, as amended (the "Code").

        EQR is the general partner of, and as of December 31, 2001, owned an approximate 92.1% ownership interest in, ERP Operating Limited Partnership (the "Operating Partnership"). The Company conducts substantially all of its business and owns substantially all of its assets through the Operating Partnership. The Operating Partnership is, in turn, directly or indirectly, a partner, member or shareholder of numerous partnerships, limited liability companies and corporations which have been established primarily to own fee simple title to multifamily properties or to conduct property management activities and other businesses related to the ownership and operation of multifamily residential real estate. References to the Company include the Operating Partnership and each of the partnerships, limited liability companies and corporations controlled by the Operating Partnership or EQR.

        The Company is engaged in the acquisition, ownership, management, operation and disposition of multifamily properties. As of December 31, 2001, the Company owned or had interests in a portfolio of 1,076 multifamily properties (individually a "Property" and collectively the "Properties") containing 224,801 apartment units located in 36 states consisting of the following:

	Number of Properties	Number of Units
Wholly Owned Properties	955	199,698
Partially Owned Properties	36	6,931
Unconsolidated Properties	85	18,172

Total Properties	1,076	224,801

        The Company accounts for its ownership interest in the 955 "Wholly Owned Properties" under the consolidation method of accounting. The Company beneficially owns 100% fee simple title to 948 of the 955 Wholly Owned Properties. The Company has a leasehold estate ownership interest in one Property. As such, the Company owns the real estate building and improvements and leases the land underlying the improvements under a long-term ground lease that expires in 2066. This one Property is consolidated and reflected as a real estate asset while the ground lease is accounted for as an operating lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting for Leases. The Company owns the debt collateralized by two Properties and owns an interest in the debt collateralized by the remaining four Properties. The Company consolidates its interest in these six Properties in accordance with the accounting standards outlined in the AcSEC guidance for real estate acquisition, development and construction arrangements issued in the CPA letter dated February 10, 1986, and as such, reflects these assets as real estate in the consolidated financial statements.

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

2. Summary of Significant Accounting Policies

  Basis of Presentation

        The Mergers and acquisitions were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16. The fair value of the consideration given by the Company in the Mergers was used as the valuation basis for each of the combinations. The accompanying consolidated statements of operations and cash flows include the results of the Properties purchased through the Mergers and through acquisitions from their respective closing dates.

        Due to the Company's ability as general partner to control either through ownership or by contract the Operating Partnership and its subsidiaries, other than entities owning interests in the Unconsolidated Properties and certain other entities in which the Company has investments, the Operating Partnership and each such subsidiary has been consolidated with the Company for financial reporting purposes. In July 2001, the Company acquired 100% of a management company entity, which had a controlling ownership interest in a portfolio of 21 previously Unconsolidated Properties. Subsequent to this transaction, the Company consolidated these 21 Properties. In September 2001, the Company acquired the remaining 5% of the preferred stock it did not own and 100% of the voting common stock in two other management company entities. As a result, the Company now wholly-owns these two entities. The Company consolidated the results of these two entities prior to this transaction despite not having legal control, the effects of which were immaterial.

  Real Estate Assets and Depreciation

        Real estate is recorded at cost less accumulated depreciation less an adjustment, if any, for impairment. A land value is assigned based on the purchase price if land is acquired separately or based on market research if acquired in a merger or in a single or portfolio acquisition.

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

        The Company classifies real estate assets as real estate held for disposition when it is certain a property will be disposed.

        The Company classifies Properties under development and/or expansion and properties in the lease up phase as construction in progress until construction has been completed and all certificates of occupancy permits have been obtained. The Company also classifies land relating to construction in progress as land on its balance sheet.

  Asset Impairment

        For real estate properties held for use, the Company follows the guidance in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, in determining whether an impairment loss exists. The Company first determines whether any indicators of impairment exist. If indicators exist, the Company compares the expected future undiscounted cash flows for an operating property against the carrying amount of that property. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the property, an impairment loss would be recorded for the difference between the estimated fair value and the carrying amount of the property.

        For real estate properties to be disposed of, an impairment loss is recognized when the estimated fair value of the real estate, less the estimated cost to sell, is less than the carrying amount of the real estate measured at the time it is certain that the Company will sell the property. Real estate held for disposition is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell.

        For all other assets, including property and equipment and goodwill, the Company also follows the guidance in SFAS No. 121 in determining whether an impairment loss exists. The Company reviews the current net book value taking into consideration existing business and economic conditions as well as projected operating cash flows. See Note 20 for further discussion.

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. The Company adopted the standard effective January 1, 2002, which did not have any impact on the Company's financial condition and results of operations.

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

  Deferred Financing Costs

        Deferred financing costs include fees and costs incurred to obtain the Company's lines of credit, long-term financings and costs for certain interest rate protection agreements. These costs are amortized over the terms of the related debt. Unamortized financing costs are written-off when debt is retired before the maturity date. The accumulated amortization of such deferred financing costs was $22.9 million and $17.7 million at December 31, 2001 and 2000, respectively.

  Rental Furniture

        Rental furniture is stated at cost and depreciated on a straight-line basis at a rate of 1% per month, which is designed to approximate an estimated useful life of four years with provision for a 50% residual value. The accumulated depreciation of rental furniture was $419,000 and $725,000 at December 31, 2001 and 2000, respectively.

  Property and Equipment

        Property and equipment is stated at cost. Depreciation expense is provided on a straight-line basis over estimated useful lives of three to ten years. The accumulated depreciation of property and equipment was $2.6 million and $1.1 million at December 31, 2001 and 2000, respectively.

  Goodwill

        Goodwill is amortized on a straight-line basis over a period of 20 years. The Company periodically reviews goodwill for impairment and if a permanent decline in value has occurred, the Company would reduce its goodwill balance to fair value. The accumulated amortization of goodwill was $5.5 million and $1.8 million at December 31, 2001 and 2000, respectively.

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires companies to eliminate the amortization of goodwill in favor of a periodic impairment based approach. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted the standard effective January 1, 2002, which did not have a material impact on the Company's financial condition and results of operations.

  Derivative Instruments and Hedging Activities

        In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.

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

        On January 1, 2001, the Company adopted SFAS No. 133 and its amendments (SFAS Nos. 137 and 138), Accounting for Derivative Instruments and Hedging Activities, which requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instruments qualify as a hedge for accounting purposes and, if so, the nature of the hedging activity. When the terms of an underlying transaction are modified, or when the underlying transaction is terminated or completed, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the hedging criteria of SFAS No. 133 is marked-to-market each period.

        As of January 1, 2001, the adoption of the new standard resulted in derivative instruments reported on the balance sheet as liabilities of approximately $6.6 million; an adjustment of approximately $5.3 million to accumulated other comprehensive loss, which are gains and losses not affecting retained earnings in the consolidated statement of shareholders' equity; and a charge of approximately $1.3 million as a cumulative effect of change in accounting principle in the consolidated statement of operations.

        At December 31, 2001, the Company had entered into swaps which have been designated as cash flow hedges with an aggregate notional amount of $626.4 million at interest rates ranging from 3.65125% to 6.15% maturing at various dates ranging from 2003 to 2007 with a net liability fair value of $23.3 million; and swaps which have been designated as fair value hedges with an aggregate notional amount of $396.4 million at interest rates ranging from 4.458% to 7.25% maturing at various dates ranging from 2003 to 2011 with a net asset fair value of $4.6 million.

        At December 31, 2001, the Company's joint venture development partners had entered into swaps to hedge the interest rate risk exposure on unconsolidated floating rate construction mortgage loans. The Company has recorded its proportionate share of these qualifying hedges on its consolidated balance sheet. These swaps have been designated as cash flow hedges with a current aggregate notional amount of $302.5 million (notional amounts range from $139.7 million to $525.1 million over the terms of the swaps) at interest rates ranging from 4.13% to 7.35% maturing at various dates ranging from 2002 to 2005 with a net liability fair value of $10.4 million.

        As of December 31, 2001, there were approximately $32.6 million in deferred losses, net, included in accumulated other comprehensive loss. On December 31, 2001, the net derivative instruments were reported at their fair value as other liabilities of approximately $18.7 million and as a reduction to investment in unconsolidated entities of approximately $10.4 million. The Company expects to recognize an estimated $14.3 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending December 31, 2002, of which $6.5 million is related to the development joint venture swaps.

  Fair Value of Financial Instruments

        The fair values of the Company's financial instruments (excluding the Company's investment in mortgage notes—see Note 8), including cash and cash equivalents, mortgage notes payable, other notes payable, lines of credit and other financial instruments, approximate their carrying or contract values.

  Revenue Recognition

        Rental income attributable to leases is recorded when due from residents and is recognized monthly as it is earned, which is not materially different than on a straight-line basis. Interest income is recorded on an accrual basis. Leases entered into between a resident and a Property for the rental of an apartment unit are year-to-year, renewable upon consent of both parties on a year-to-year or month-to-month basis.

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

        The Company adopted the provisions of Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, effective October 1, 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB No. 101 did not have a material impact on the Company's financial condition and results of operations.

  Income Taxes

        Due to the structure of the Company as a REIT and the nature of the operations of the Properties and management business, the results of operations generally contain no provision for federal income taxes. The Company is subject to certain state and local income, excise and franchise taxes. The aggregate cost of land and depreciable property for federal income tax purposes as of December 31, 2001 and 2000 was approximately $8.6 billion and $9.0 billion, respectively.

        Effective in 2001, the Company has elected Taxable REIT Subsidiary ("TRS") status for certain of its corporate subsidiaries. The provisions for federal income taxes for these TRS entities were not material during 2001 and were recognized as general and administrative expenses in the consolidated statements of operations.

        During the years ended December 31, 2001, 2000 and 1999, the Company's tax treatment of distributions were as follows:

	Year Ended December 31,
	2001	2000	1999
Tax treatment of distributions:
Ordinary income	$1.369	$1.528	$1.280
Return of capital	—	—	0.130
Long-term capital gain	0.220	0.016	0.044
Unrecaptured section 1250 gain	0.091	0.031	0.016
Distributions declared per Common Share outstanding	$1.680	$1.575	$1.470

  Minority Interests

        Operating Partnership: Net income is allocated to minority interests based on their respective ownership percentage of the Operating Partnership. The ownership percentage is calculated by dividing the number of Operating Partnership Units ("OP Units") held by the minority interests by the total OP Units held by the minority interests and the Company. Issuance of additional common shares of beneficial interest, $0.01 par value per share (the "Common Shares"), and OP Units changes the ownership interests of both the minority interests and the Company. Such transactions and the proceeds therefrom are treated as capital transactions.

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

  Reclassifications

        Certain reclassifications have been made to the previously reported financial statements in order to provide comparability with the 2001 statements reported herein. These reclassifications have not changed the results of operations or shareholders' equity.

  Reportable Segments

        The Company has one primary reportable business segment, which consists of investment in rental real estate. The Company's primary business is owning, managing and operating multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents.

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

        All revenues are from external customers and there is no customer who contributed 10% or more of the Company's total revenues during 2001, 2000 or 1999.

  Other

        In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires companies to account for all business combinations using the purchase method of accounting. SFAS No. 141 is effective for fiscal years beginning after December 15, 2001. The Company adopted the standard effective January 1, 2002, which did not have any impact on the Company's financial condition and results of operations.

3. Business Combinations

        On October 1, 1999, the Company acquired Lexford Residential Trust ("LFT")(the "LFT Merger"), which included 402 Properties containing 36,609 units and other related assets for a total purchase price of approximately $738 million. In connection with the LFT Merger, each outstanding common share of beneficial interest of LFT was converted into 0.926 of a Common Share of the Company. The purchase price consisted of 8.0 million Common Shares issued by the Company with a market value of $181.1 million, the assumption of mortgage indebtedness, a term loan and a line of credit in the amount of $528.3 million, the acquisition of other assets of approximately $40.9 million, the assumption of other liabilities of approximately $25.3 million and other merger related costs of approximately $24.5 million.

        On July 11, 2000, the Company acquired Globe in an all cash and debt transaction valued at $163.2 million. Globe provided fully furnished short-term housing through an inventory of leased housing units to transferring or temporarily assigned corporate personnel, new hires, trainees, consultants and individual customers throughout the United States. Additionally, Globe rents and sells furniture to a diversified base of commercial and residential customers throughout the United States. Shareholders of Globe received $13.00 per share, which approximated $58.7 million in cash based on the 4.5 million Globe shares outstanding. In addition, the Company:

  •
  Acquired $94.8 million in other Globe assets and assumed $29.6 million in other Globe liabilities;

  •
  Allocated $68.4 million to goodwill;

  •
  Recorded acquisition costs of $4.5 million; and

  •
  Assumed $70.4 million in debt, which included $1.4 million in mortgage debt, $39.5 million in unsecured notes, and Globe's line of credit of $29.5 million outstanding.

        On July 21, 2000, the Company, through its Globe subsidiary, acquired Temporary Quarters, Inc., the leading corporate housing provider in Atlanta, Georgia, in a $3.3 million all cash transaction.

        During 2001 and prior to the one-year anniversary of the Globe acquisition, the Company recorded net increases to goodwill of $9.5 million to reallocate the original purchase price recorded at the acquisition date. Also during 2001, the Company recorded a $60.0 million asset impairment charge related to its furniture rental business. See Note 20.

        On January 11, 2002, the Company sold the former Globe furniture rental business for approximately $30.0 million in cash, which approximated the net book value at the sale date. The Company has retained ownership of the former Globe short-term furnished housing business, which is now known as Equity Corporate Housing.

        On October 31, 2000, the Company acquired Grove, which included 60 properties containing 7,308 units for a total purchase price of $463.2 million. The Company:

  •
  Paid $17.00 per share or $141.6 million in cash to purchase the 8.3 million outstanding common shares of Grove;

  •
  Paid $17.00 per unit or $12.4 million in cash to purchase 0.7 million in Grove OP Units outstanding at the merger date;

  •
  Converted 2.1 million Grove OP Units to 1.6 million of the Operating Partnership's OP Units using the conversion ratio of 0.7392 (after cash-out of fractional units). The value of these converted OP Units totaled $37.2 million;

  •
  Assumed $241.3 million in Grove debt, which included first and second mortgages totaling $203.4 million and Grove's line of credit totaling $38.0 million;

  •
  Acquired $20.1 million in other Grove assets and assumed $11.2 million in other Grove liabilities, including a contingent earnout liability totaling $1.5 million. This amount represents the estimated additional cash or OP Units required to be funded to the previous owners of Glen Meadow Apartments upon the transition of this property from subsidized to market rents; and

  •
  Recorded acquisition costs of $19.5 million.

        All of the amounts stated above related to these business combinations were based on management's best estimates, which were subject to adjustment within one year of the respective closing dates.

4. Shareholders' Equity and Minority Interests

        On October 11, 2001, the Company effected a two-for-one split of its Common Shares and OP Units to shareholders and unit holders of record as of September 21, 2001. All Common Shares and OP Units presented have been retroactively adjusted to reflect the Common Share and OP Unit split.

        The following table presents the changes in the Company's issued and outstanding Common Shares for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
Common Shares outstanding at January 1,	265,232,750	254,901,596	236,460,018
Common Shares Issued:
Conversion of LFT common shares	—	—	8,037,434
Conversion of Series E Preferred Shares	260,078	438,810	3,338
Conversion of Series G Preferred Shares	—	2,560	—
Conversion of Series H Preferred Shares	6,972	128,280	13,160
Conversion of all Series I Preferred Shares	—	—	5,133,594
Conversion of all Series J Preferred Shares	—	5,644,024	244
Employee Share Purchase Plan	310,261	299,580	295,770
Dividend Reinvestment—DRIP Plan	42,649	69,504	72,264
Share Purchase—DRIP Plan	33,106	26,374	45,068
Exercise of options	3,187,217	1,370,186	2,026,384
Restricted share grants, net	730,982	475,862	613,000
Conversion of OP Units	1,817,359	1,875,974	2,435,642
Profit-sharing/401(k) Plan contribution	—	—	60,520
Common Shares Other:
Common Shares repurchased and retired	—	—	(296,906)
Common Shares other	—	—	2,066

Common Shares outstanding at December 31,	271,621,374	265,232,750	254,901,596

        On December 12, 2001, the Company's shareholders approved an amendment to the Company's Declaration of Trust to increase the total number of authorized Common Shares from 350.0 million to 1.0 billion.

        On February 3, 1998, the Company filed with the SEC a Form S-3 Registration Statement to register $1 billion of equity securities. The SEC declared this registration statement effective on

February 27, 1998. In addition, the Company carried over $272 million related to the registration statement effective on August 4, 1997. As of December 31, 2001, $1.1 billion remained available for issuance under this registration statement.

        The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest are collectively referred to as the "Minority Interests—Operating Partnership". As of December 31, 2001 and 2000, the Minority Interests—Operating Partnership held 23,197,192 and 24,857,502 OP Units, respectively. As a result, the Minority Interests had a 7.87% and 8.57% interest in the Operating Partnership at December 31, 2001 and 2000, respectively. Assuming conversion of all OP Units into Common Shares, total Common Shares outstanding at December 31, 2001 and 2000 would have been 294,818,566 and 290,090,252, respectively.

        Net proceeds from the Company's Common Share and Preferred Share (see definition below) offerings are contributed by the Company to the Operating Partnership in return for an increased ownership percentage and are treated as capital transactions in the Company's consolidated financial statements. As a result, the net offering proceeds from Common Shares are allocated between shareholders' equity and Minority Interests—Operating Partnership to account for the change in their respective percentage ownership of the underlying equity of the Operating Partnership.

        The declaration of trust of the Company provides that the Company may issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share (the "Preferred Shares"), with specific rights, preferences and other attributes as the Board of Trustees may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company's Common Shares.

        The following table presents the Company's issued and outstanding Preferred Shares as of December 31, 2001 and 2000:

				Amounts in thousands
			Annual Dividend Rate per Share (3)
	Redemption Date (1)(2)	Conversion Rate (2)		December 31, 2001	December 31, 2000
Preferred Shares of beneficial interest, $.01 par value; 100,000,000 shares authorized:
9 3/8% Series A Cumulative Redeemable Preferred; liquidation value $25 per share; 0 and 6,120,000 shares issued and outstanding at December 31, 2001 and December 31, 2000, respectively	6/1/00	N/A	(4)	$—	$153,000
9 1/8% Series B Cumulative Redeemable Preferred; liquidation value $250 per share; 500,000 shares issued and outstanding at December 31, 2001 and December 31, 2000	10/15/05	N/A	$22.81252	125,000	125,000
9 1/8% Series C Cumulative Redeemable Preferred; liquidation value $250 per share; 460,000 shares issued and outstanding at December 31, 2001 and December 31, 2000	9/9/06	N/A	$22.81252	115,000	115,000
8.60% Series D Cumulative Redeemable Preferred; liquidation value $250 per share; 700,000 shares issued and outstanding at December 31, 2001 and December 31, 2000	7/15/07	N/A	$21.50000	175,000	175,000
Series E Cumulative Convertible Preferred; liquidation value $25 per share; 3,365,794 and 3,599,615 shares issued and outstanding at December 31, 2001 and December 31, 2000, respectively	11/1/98	1.1128	$1.75000	84,145	89,990

9.65% Series F Cumulative Redeemable Preferred; liquidation value $25 per share; 0 and 2,300,000 shares issued and outstanding at December 31, 2001 and December 31, 2000, respectively	8/24/00	N/A	(4)	—	57,500
7 1/4% Series G Convertible Cumulative Preferred; liquidation value $250 per share; 1,264,700 shares issued and outstanding at December 31, 2001 and December 31, 2000	9/15/02	8.5360	$18.12500	316,175	316,175
7.00% Series H Cumulative Convertible Preferred; liquidation value $25 per share; 54,027 and 58,851 shares issued and outstanding at December 31, 2001 and December 31, 2000, respectively	6/30/98	1.4480	$1.75000	1,351	1,471
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at December 31, 2001 and December 31, 2000	12/10/26	N/A	$4.14500	50,000	50,000
7.625% Series L Cumulative Redeemable Preferred; liquidation value $25 per share; 4,000,000 shares issued and outstanding at December 31, 2001 and December 31, 2000	2/13/03	N/A	$1.90625	100,000	100,000

				$966,671	$1,183,136

(1)
On or after the redemption date, redeemable preferred shares (Series B, C, D, K and L) may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)
On or after the redemption date, convertible preferred shares (Series E, G & H) may be redeemed under certain circumstances for cash or Common Shares at the option of the Company, in whole or in part, at various redemption prices per share based upon the contractual conversion rate, plus accrued and unpaid distributions, if any. The conversion rate listed for Series G is the Preferred Share rate and the equivalent Depositary Share rate is 0.8536.

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

        The liquidation value of the Preference Interests and the Junior Preference Units (both as defined below) are included as separate components of Minority Interests in the consolidated balance sheets and the distributions incurred are included in preferred distributions in the consolidated statements of operations.

        During 2001, 2000 and 1999, the Company, through a subsidiary of the Operating Partnership, issued various Preference Interest series with an equity value of $246.0 million receiving net proceeds of $239.9 million. The following table presents the issued and outstanding Preference Interests as of December 31, 2001 and December 31, 2000:

				Amounts in Thousands
			Annual Dividend Rate per Unit(3)
	Redemption Date(1)(2)	Conversion Rate(2)		December 31, 2001	December 31, 2000
Preference Interests:
8.00% Series A Cumulative Redeemable Preference Interests; liquidation value $50 per unit; 800,000 units issued and outstanding at December 31, 2001 and December 31, 2000	10/01/04	N/A	$4.0000	$40,000	$40,000
8.50% Series B Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,100,000 units issued and outstanding at December 31, 2001 and December 31, 2000	03/03/05	N/A	$4.2500	55,000	55,000
8.50% Series C Cumulative Redeemable Preference Units; liquidation value $50 per unit; 220,000 units issued and outstanding at December 31, 2001 and December 31, 2000	03/23/05	N/A	$4.2500	11,000	11,000
8.375% Series D Cumulative Redeemable Preference Units; liquidation value $50 per unit; 420,000 units issued and outstanding at December 31, 2001 and December 31, 2000	05/01/05	N/A	$4.1875	21,000	21,000
8.50% Series E Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at December 31, 2001 and December 31, 2000	08/11/05	N/A	$4.2500	50,000	50,000
8.375% Series F Cumulative Redeemable Preference Units; liquidation value $50 per unit; 180,000 units issued and outstanding at December 31, 2001 and December 31, 2000	05/01/05	N/A	$4.1875	9,000	9,000

7.875% Series G Cumulative Redeemable Preference Units; liquidation value $50 per unit; 510,000 units issued and outstanding at December 31, 2001	03/21/06	N/A	$3.9375	25,500	—
7.625% Series H Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 190,000 units issued and outstanding at December 31, 2001	03/23/06	1.5108	$3.8125	9,500	—
7.625% Series I Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 270,000 units issued and outstanding at December 31, 2001	06/22/06	1.4542	$3.8125	13,500	—
7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 230,000 units issued and outstanding at December 31, 2001	12/14/06	1.4108	$3.8125	11,500	—

				$246,000	$186,000

(1)
On or after the fifth anniversary of the respective issuance (the "Redemption Date"), all of the Preference Interests may be redeemed for cash at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price, payable in cash, equal to the liquidation preference of $50.00 per unit plus the cumulative amount of accrued and unpaid distributions, if any.

(2)
On or after the tenth anniversary of the respective issuance (the "Conversion Date"), all of the Preference Interests are exchangeable at the option of the holder (in whole but not in part) on a one-for-one basis to a respective reserved series of EQR Preferred Shares. In addition, on or after the Conversion Date, the convertible Preference Interests (Series H, I & J) may be converted under certain circumstances at the option of the holder (in whole but not in part) to Common Shares based upon the contractual conversion rate, plus accrued and unpaid distributions, if any.

(3)
Dividends on all series of Preference Interests are payable quarterly on March 25th, June 25th, September 25th, and December 25th of each year.

        The following table presents the Operating Partnership's issued and outstanding Junior Convertible Preference Units (the "Junior Preference Units") as of December 31, 2001 and December 31, 2000:

				Amounts in Thousands
			Annual Dividend Rate per Unit(3)
	Redemption Date	Conversion Rate		December 31, 2001	December 31, 2000
Junior Preference Units:
Series A Junior Convertible Preference Units; liquidation value $100 per unit; 56,616 and 77,123 units issued and outstanding at December 31, 2001 and December 31, 2000, respectively	(1)	4.0816	$5.469344	$5,662	$7,712
Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at December 31, 2001 and December 31, 2000	(2)	(2)	$2.000000	184	184

				$5,846	$7,896

(1)
On the fifth anniversary of the respective issuance (the "Redemption Date"), the Series A Junior Preference Units shall be automatically converted into OP Units based upon the conversion rate. Prior to the Redemption Date, the Operating Partnership or the holders may elect to convert the Series A Junior Preference Units to OP Units under certain circumstances based upon the conversion rate.

(2)
On or after the tenth anniversary of the issuance (the "Redemption Date"), the Series B Junior Preference Units may be converted into OP Units at the option of the Operating Partnership based on the contractual conversion rate. Prior to the Redemption Date, the holders may elect to convert the Series B Junior Preference Units to OP Units under certain circumstances based on the contractual conversion rate. The contractual conversion rate is based upon a ratio dependent upon the closing price of EQR's Common Shares.

(3)
Dividends on both series of Junior Preference Units are payable quarterly at various pay dates.

5. Real Estate

        The following table summarizes the carrying amounts for investment in real estate as of December 31, 2001 and 2000 (Amounts are in thousands):

	2001	2000
Land	$1,840,170	$1,770,019
Buildings and Improvements	10,577,332	10,338,971
Furniture, Fixtures and Equipment	519,515	443,340
Construction in Progress	79,166	39,209

Real Estate	13,016,183	12,591,539
Accumulated Depreciation	(1,718,845)	(1,352,236)

Real Estate, net	$11,297,338	$11,239,303

        The following table summarizes the carrying amounts for the real estate held for disposition as of December 31, 2001 and 2000 (Amounts are in thousands):

	2001	2000
Land	$361	$5,645
Buildings and Improvements	3,157	50,739
Furniture, Fixtures and Equipment	140	2,105

Real Estate	3,658	58,489
Accumulated Depreciation	(287)	(6,852)

Real Estate Held for Disposition	$3,371	$51,637

        During the year ended December 31, 2001, the Company acquired the fourteen properties and one parcel of land listed below from unaffiliated parties for a total purchase price of $387.8 million:

Date Acquired	Property	Location	Number Of Units	Acquisition Price (In Thousands)
01/04/01	Suerte	San Diego, CA	272	$37,500
02/08/01	Westside Villas VI	Los Angeles, CA	18	4,550
02/15/01	Riverview	Norwalk, CT	92	9,600
03/15/01	Grand Reserve at Eagle Valley	Woodbury, MN	394	54,250
03/22/01	Legends at Preston	Morrisville, NC	382	30,200
03/30/01	Mission Hills	Oceanside, CA	282	26,750
03/30/01	River Oaks	Oceanside, CA	280	26,250
05/18/01	Promenade at Aventura	Aventura, FL	296	43,000
08/13/01	Vacant Land	Westwood, MA	0	600
08/22/01	Shadetree	West Palm Beach, FL	76	1,948
08/22/01	Suntree	West Palm Beach, FL	67	1,944
09/26/01	Palladia	Hillsboro, OR	497	51,250
10/15/01	Vista Del Lago	Dallas, TX	296	23,650
11/08/01	Eastbridge	Dallas, TX	169	15,325
11/13/01	Talleyrand Crescent	Tarrytown, NY	300	61,000

			3,421	$387,817

        On July 2, 2001, the Company acquired an additional ownership interest in 21 previously Unconsolidated Properties containing 3,896 units. Prior to July 2, 2001, the Company accounted for this portfolio as an investment in mortgage notes (see Note 8). As a result of this additional ownership acquisition, the Company acquired a controlling interest, and as such, now consolidates these properties for financial reporting purposes. The Company recorded additional investments in real estate totaling $258.9 million in connection with this transaction.

        During the year ended December 31, 2000, the Company acquired 29 Properties and three parcels of land containing 5,952 units for a total purchase price of $743.4 million, and the acquisition of the Grove portfolio. In addition, the Company paid $6.5 million to acquire interests in 25 Properties containing 3,820 units, which previously were accounted for under the equity method of accounting and subsequent to these purchases were consolidated. Accordingly, the Company recorded an additional $90.7 million in investments in real estate.

6. Real Estate Dispositions

        During the year ended December 31, 2001, the Company disposed of the forty-seven properties and two vacant parcels of land listed below to unaffiliated parties. When combined with gains from the joint venture and unconsolidated property sales discussed below, the Company recognized a net gain of approximately $149.3 million on these sales.

Date Acquired	Property	Location	Number Of Units	Disposition Price (In Thousands)
01/17/01	Meadowood II	Indianapolis, IN	74	$1,300
01/31/01	Concorde Bridge	Overland Park, KS	248	15,600
02/01/01	Springs of Country Woods	Salt Lake City, UT	590	31,000
02/22/01	Riverview Estates	Napoleon, OH	90	1,750
02/26/01	Chelsea Court	Sandusky, OH	62	1,600
02/27/01	Concord Square	Lawrenceburg, IN	48	1,200
02/28/01	Canyon Creek	Tucson, AZ	242	9,220
03/06/01	Gentian Oaks	Columbus, GA	62	1,620
03/06/01	Holly Park	Columbus, GA	66	1,730
03/06/01	Stratford Lane I	Columbus, GA	67	1,750
03/07/01	Estate on Quarry Lake	Austin, TX	302	25,232
03/08/01	Meadowood	Crawfordsville, IN	64	1,300
03/14/01	Mill Run	Statesboro, GA	88	2,350
03/15/01	Laurel Court	Fremont, OH	69	1,450
03/15/01	Regency Woods	West Des Moines, IA	200	9,350
03/22/01	Vacant Land	Richmond, VA	0	11,200
04/16/01	Rosewood	Tampa, FL	66	1,650
04/25/01	Parkcrest	Southfield, MI	210	12,950
04/27/01	Westwood	Newark, OH	14	222
04/30/01	Desert Park	Las Vegas, NV	368	9,900
05/15/01	Carleton Court	Erie, PA	60	1,461
05/16/01	River Oak	Louisville, KY	268	14,650
06/07/01	Willowood	Milledgeville, GA	61	1,550
06/14/01	Quail Cove	Salt Lake City, UT	420	20,000
06/15/01	Beckford Place	Wapakoneta, OH	40	830
06/27/01	The Birches	Lima, OH	58	1,120
06/28/01	Pelican Pointe I and II	Jacksonville, FL	160	4,150
06/28/01	Vacant Land	Jacksonville, FL	0	217
06/28/01	Camden Way I and II	Kingsland, GA	118	2,000
07/11/01	Plantation	Houston, TX	232	12,875
07/12/01	Wood Crest Villas	Westland, MI	458	20,450
07/17/01	Hampshire Court	Bluffton, IN	45	1,064
07/17/01	Meadowood	Logansport, IN	42	993
07/17/01	Westwood	Rochester, IN	42	993
07/19/01	Vista Pointe	Irving, TX	231	17,200
07/31/01	Cedarwood	Sabina, OH	31	385
08/09/01	Olentangy Commons	Columbus, OH	827	53,000
08/31/01	Greenglen II	Lima, OH	54	1,095
09/28/01	Glenview	Huntsville, AL	90	1,687
10/11/01	Apple Run II	Columbus, OH	50	1,000

10/16/01	Camellia Court	WA Court House, OH	40	675
10/26/01	Applegate	Chillicothe, OH	41	639
11/01/01	Chaparral	Largo, FL	444	19,500
11/08/01	Bay Club	Phoenix, AZ	420	17,300
11/28/01	Foxchase	Grand Prairie, TX	260	11,400
11/30/01	Walker Place	Dallas, TX	67	1,346
12/10/01	Falls	Tampa, FL	240	8,300
12/11/01	7979 Westheimer	Houston, TX	459	21,750
12/27/01	Park Knoll	Marietta, GA	484	36,200

			8,672	$416,204

        On February 23, 2001, the Company entered into a joint venture with an unaffiliated joint venture partner ("JVP"). At closing, the Company sold and/or contributed eleven wholly owned properties containing 3,011 units valued at $202.5 million to the joint venture encumbered with $20.2 million in mortgage loans obtained on February 16, 2001. An additional $123.6 million of mortgage loans was obtained by the joint venture. The JVP contributed cash in an amount equal to 75% of the equity in the joint venture, which was then distributed to the Company. The Company retained a 25% interest in the joint venture along with the right to manage the properties. In accordance with the respective joint venture organization documents, the Company and the JVP both shall have the right, but not the obligation, to infuse additional cash into the joint venture. There are no other agreements that require the Company or the JVP to infuse cash into the joint venture. In addition, the Company and the JVP have not guaranteed the mortgage indebtedness of the joint venture. As a result, the Company recognized 75% of the gain on the sales and/or contributions of property to the joint venture, which totaled approximately $36.2 million. The Company has classified its initial $3.4 million 25% interest in the joint venture (at carryover basis) as investments in unconsolidated entities and accounted for it under the equity method of accounting.

        During 2001, the Company sold its entire interest in two Unconsolidated Properties containing 135 units for approximately $0.7 million.

        During the year ended December 31, 2000, the Company sold fifty properties containing 12,436 units to unaffiliated parties for a total sales price of $626.7 million. Including the joint venture sales discussed below, the Company recognized a net gain of approximately $198.4 million.

        During 2000, the Company entered into three separate joint ventures with an unaffiliated JVP. At closing, the Company sold and/or contributed thirty-four wholly owned properties containing 7,835 units valued at $473.4 million to the joint ventures encumbered with $341.0 million in mortgage loans. The JVP contributed cash in an amount equal to 75% of the equity in the joint ventures, which was then distributed to the Company. The Company retained a 25% interest in the joint venture along with the right to manage the properties. In accordance with the respective joint venture organization documents, the Company and the JVP both shall have the right, but not the obligation, to infuse additional cash into each joint venture. There are no other agreements that require the Company or the JVP to infuse cash into each joint venture. In addition, the Company and the JVP have not guaranteed the mortgage indebtedness of each joint venture. As a result, the Company recognized 75% of the gain on the sales and/or contributions of property to the joint ventures, which totaled approximately $70.2 million. The Company has classified its initial $10.7 million 25% interest in the joint ventures (at carryover basis) as investments in unconsolidated entities and accounted for them under the equity method of accounting.

        During 2000, the Company also sold its entire interest in three Unconsolidated Properties containing 377 units for approximately $4.6 million.

7. Commitments to Acquire/Dispose of Real Estate

        As of December 31, 2001, the Company has not entered into any separate agreements to acquire additional multifamily properties.

        As of December 31, 2001, in addition to the Properties that were subsequently disposed of as discussed in Note 22, the Company entered into separate agreements to dispose of twenty-eight multifamily properties containing 5,685 units to unaffiliated parties. The Company expects a combined disposition price of approximately $317.2 million.

        The closings of these pending transactions are subject to certain contingencies and conditions, therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

8. Investment in Mortgage Notes, Net

        In 1995, the Company invested $89 million in various partnership interests and subordinated mortgages collateralized by 21 Properties consisting of 3,896 units. Prior to the consolidation of these Properties, the Company received $61.4 million in cash during 2001 as partial repayment of its investment in these mortgage notes.

        On July 2, 2001, the Company acquired an additional ownership interest in the 21 entities that own the Unconsolidated Properties. As a result of this additional ownership interest, the Company now has a controlling interest, and as such, consolidates these properties for financial reporting purposes.

        The unamortized balance of the discount on the notes at December 31, 2001 and 2000 was zero and $3.6 million, respectively. During 2001 and 2000, the Company amortized $2.3 million and $1.2 million, respectively. This discount was being amortized utilizing the effective yield method based on the expected life of the investment.

        The fair value of the mortgage notes as of December 31, 2001 and 2000 was estimated to be approximately zero and $80.8 million, respectively, compared to the Company's carrying value of zero and $77.2 million, respectively.

9. Investments in Unconsolidated Entities

        The Company has entered into various joint venture agreements with third party companies. The following table summarizes the Company's investments in unconsolidated entities as of December 31, 2001 (amounts in thousands except for project and unit amounts):

	Institutional Joint Ventures	Stabilized Development Joint Ventures(1)	Development Joint Ventures		Lexford/ Other	Totals
Total projects	45	9	18	(2)	27	99

Total units	10,846	2,667	5,846	(2)	3,348	22,707

EQR's percentage ownership of mortgage notes payable	25.0%	80.2%	100.0%		15.6%
EQR's share of mortgage notes payable(4)	$121,200	$150,123	$269,109	(3)	$10,542	$550,974

(1)
The Company determines a project to be stabilized once it has maintained an average physical occupancy of 90% or more for a three-month period.

(2)
Includes four projects consisting of 1,311 units, which are completed and not yet stabilized, but are included in the Company's property/unit counts at December 31, 2001. The remaining 14 properties containing 4,535 units are not included in the Company's property/unit counts at December 31, 2001.

(3)
Represents the amount funded and outstanding as of December 31, 2001. A total of $718,745 is available for funding under these construction loans.

(4)
EQR has funded $57.5 million as additional collateral for certain of these loans (see Note 10). All remaining debt is non-recourse to EQR.

        Investments in unconsolidated entities includes the Unconsolidated Properties as well as various uncompleted development joint venture properties. The Company does not consolidate these entities, as it does not have the ability to exercise unilateral control over the major decisions (such as sale and/or financing/refinancing) regarding these entities. The Company's legal ownership interests in these entities range from 1.5% to 57.0% at December 31, 2001.

        These investments are accounted for utilizing the equity method of accounting. Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheets and after the project is completed, the consolidated statements of operations include the Company's share of net income or loss from the unconsolidated entity. Prior to the project being completed, the Company capitalized interest on its equity contribution in accordance with the provisions of SFAS No. 58, Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method. During the years ended December 31, 2001, 2000 and 1999, the Company capitalized $19.9 million, $16.2 million, and $6.6 million, respectively, in interest cost related to its unconsolidated joint venture development projects (which reduced interest expense incurred in the consolidated statements of operations).

        The Company generally contributes between 25% and 30% of the construction cost of the development joint venture projects, with the remaining cost financed through third-party construction mortgages.

10. Deposits—Restricted

        As of December 31, 2001, deposits-restricted totaled $218.6 million and primarily included the following:

  •
  deposits in the amount of $57.5 million held in third party escrow accounts to provide collateral for third party construction financing in connection with unconsolidated development joint venture agreements;

  •
  approximately $86.5 million in tax-deferred (1031) exchange proceeds; and

  •
  approximately $74.6 million for tenant security, utility, and other deposits.

        As of December 31, 2000, deposits-restricted totaled $231.6 million and primarily included the following:

  •
  deposits in the amount of $39.5 million held in third party escrow accounts to provide collateral for third party construction financing in connection with unconsolidated development joint venture agreements;

  •
  approximately $127.8 million in tax-deferred (1031) exchange proceeds; and

  •
  approximately $64.3 million for tenant security, utility, and other deposits.

11. Mortgage Notes Payable

        As of December 31, 2001, the Company had outstanding mortgage indebtedness of approximately $3.3 billion.

        During the year ended December 31, 2001, the Company:

  •
  repaid $364.2 million of mortgages due at or prior to maturity and/or at the disposition date of the respective Property;

  •
  assumed $91.6 million of mortgage debt on certain properties in connection with their acquisitions;

  •
  disposed of $30.4 million of mortgage debt assumed by the purchaser in connection with the disposition of certain properties;

  •
  obtained $26.0 million of new mortgage debt on previously unencumbered properties;

  •
  obtained $301.5 million of new mortgage debt on previously Unconsolidated Properties; and

  •
  received $65.6 million in construction loan draw proceeds on certain properties.

        As of December 31, 2001, scheduled maturities for the Company's outstanding mortgage indebtedness were at various dates through October 1, 2033. The interest rate range on the Company's mortgage debt was 1.50% to 12.465% at December 31, 2001. During the year ended December 31, 2001, the weighted average interest rate on the Company's mortgage debt was 6.54%.

        Aggregate payments of principal on mortgage notes payable for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Total
2002	$233,993
2003	111,576
2004	176,971
2005	216,365
2006	236,183
Thereafter	2,310,736
Net Unamortized Premiums/Discounts	990

Total	$3,286,814

        As of December 31, 2000, the Company had outstanding mortgage indebtedness of approximately $3.2 billion.

        During the year ended December 31, 2000, the Company:

  •
  recorded $65.1 million of mortgage debt in connection with the consolidation of the Guilford portfolio on January 1, 2000;

  •
  repaid $171.8 million of mortgage debt on eighty-three Properties;

  •
  obtained $148.3 million of new mortgage debt on eleven previously unencumbered properties;

  •
  settled on a $100 million forward starting swap and received approximately $7.1 million. This amount is being amortized over the life of the financing for the eleven previously unencumbered Properties that occurred on March 20, 2000;

  •
  assumed $87.4 million of mortgage debt on nine properties in connection with their acquisitions;

  •
  obtained $88.3 million in construction loan commitments on two properties, of which $29.1 million is currently outstanding;

  •
  recorded $15.0 million of mortgage debt in connection with the consolidation of the CNL Portfolio and Springtree Apartments;

  •
  recorded $1.4 million of mortgage debt in connection with the Globe acquisition;

  •
  recorded $203.4 million of mortgage debt in connection with the Grove acquisition;

  •
  disposed of five properties, in which $4.8 million of mortgage debt was assumed by the purchasers; and

  •
  refinanced $208.8 million of debt on 16 existing properties.

        As of December 31, 2000, scheduled maturities for the Company's outstanding mortgage indebtedness were at various dates through October 1, 2033. The interest rate range on the Company's mortgage debt was 3.95% to 12.465% at December 31, 2000. During the year ended December 31, 2000, the weighted average interest rate on the Company's mortgage debt was 6.89%.

12. Notes

        The following tables summarize the Company's unsecured note balances and certain interest rate and maturity date information as of and for the years ended December 31, 2001 and 2000, respectively:

	December 31, 2001
	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges
	(Amounts Are In Thousands)
Fixed Rate Public Notes	$2,033,276	5.0% - 9.375%	6.96%	2002 - 2026
Floating Rate Public Note	99,888	(1)	5.15%	2003
Fixed Rate Tax-Exempt Bonds	127,780	4.75% - 5.20%	5.07%	2024 - 2029

Totals	$2,260,944

	December 31, 2000
	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges
	(Amounts Are In Thousands)
Fixed Rate Public Notes	$1,892,481	5.0% - 9.375%	6.93%	2001 - 2026
Floating Rate Public Note	99,818	(1)	7.28%	2003
Fixed Rate Tax-Exempt Bonds	127,780	4.75% - 5.20%	5.07%	2024 - 2029

Totals	$2,120,079

(1)
The interest rate on this note was LIBOR (reset quarterly) plus a spread equal to 0.63% and 0.65% at December 31, 2001 and December 31, 2000, respectively.

        As of December 31, 2001, the Company had outstanding unsecured notes of approximately $2.3 billion net of a $3.8 million discount and including a $2.9 million premium.

        As of December 31, 2000, the Company had outstanding unsecured notes of approximately $2.1 billion net of a $3.7 million discount and including a $5.0 million premium.

        On August 25, 2000, the Operating Partnership filed with the SEC a Form S-3 Registration Statement to register $1.0 billion of debt securities. The SEC declared this registration statement effective on September 8, 2000. In addition, the Operating Partnership carried over $430 million related to the registration statement effective on February 27, 1998. As of December 31, 2001, $1.13 billion remained available for issuance under this registration statement.

        During the year ended December 31, 2001, the Company and/or the Operating Partnership:

  •
  issued $300.0 million of ten-year 6.95% fixed-rate public notes; and

  •
  paid off at maturity fixed rate 6.55% public notes of $150.0 million.

        During the year ended December 31, 2000, the Company and/or the Operating Partnership:

  •
  assumed $39.5 million in unsecured notes;

  •
  paid off at maturity fixed rate 7.25% public notes of $55.0 million;

  •
  paid off at maturity fixed rate 6.15% public notes of $145.0 million; and

  •
  paid off $8.0 million in fixed rate public notes.

        Aggregate payments of principal on unsecured notes payable for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Total
2002	$269,863
2003	194,286
2004	419,286
2005*	494,286
2006	204,286
Thereafter	679,810
Net Unamortized Premiums	2,905
Net Unamortized Discounts	(3,778)

Total	$2,260,944

*Includes $300 million with a final maturity of 2015 that is putable/callable in 2005.

13. Lines of Credit

        The Company has a revolving credit facility to provide the Operating Partnership with potential borrowings of up to $700.0 million. This line of credit matures in August 2002. Advances under the credit facility bear interest at variable rates based upon LIBOR at various interest periods, plus a spread dependent upon the Company's credit rating. As of February 5, 2002, $320.0 million was outstanding under this facility at a weighted average interest rate of 2.43%.

        As of December 31, 2001 and 2000, $195.0 million and $355.5 million, respectively, was outstanding and $59.0 million and $53.5 million, respectively, was restricted (not available to be drawn) on the lines of credit. During the years ended December 31, 2001 and 2000, the weighted average interest rate was 5.03% and 7.52%, respectively.

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

14. Calculation of Net Income Per Weighted Average Common Share

        The following tables set forth the computation of net income per share—basic and net income per share—diluted:

	Year Ended December 31,
	2001	2000	1999
	(Amounts In Thousands Except Per Share Amounts)
Numerator:
Income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain on sales of real estate, extraordinary items, cumulative effect of change in accounting principle and preferred distributions	$356,424	$395,937	$326,483
Allocation to Minority Interests:
Operating Partnership	(32,829)	(41,761)	(29,536)
Partially Owned Properties	(2,249)	132	—
Income from investments in unconsolidated entities	3,772	2,309	3,850
Preferred distributions	(106,119)	(111,941)	(113,196)

Income before net gain on sales of real estate, extraordinary items and cumulative effect of change in accounting principle	218,999	244,676	187,601
Net gain on sales of real estate	149,293	198,426	93,535
Extraordinary items	444	(5,592)	(451)
Cumulative effect of change in accounting principle	(1,270)	—	—

Numerator for net income per share—basic	367,466	437,510	280,685
Effect of dilutive securities:
Allocation to Minority Interests—Operating Partnership	32,829	41,761	29,536
Distributions on convertible preferred shares/units	445	7,385	—

Numerator for net income per share—diluted	$400,740	$486,656	$310,221

Denominator:
Denominator for net income per share—basic	267,349	259,015	244,350
Effect of dilutive securities:
OP Units	24,013	24,906	25,652
Convertible preferred shares/units	339	4,763	—
Share options/restricted shares	3,851	2,582	1,308

Denominator for net income per share—diluted	295,552	291,266	271,310

Net income per share—basic	$1.37	$1.69	$1.15

Net income per share—diluted	$1.36	$1.67	$1.14

Net income per share—basic:
Income before net gain on sales of real estate, extraordinary items and cumulative effect of change in accounting principle per share — basic	$0.86	$1.01	$0.80
Net gain on sales of real estate	0.51	0.70	0.35
Extraordinary items	—	(0.02)	—
Cumulative effect of change in accounting principle	—	—	—

Net income per share—basic	$1.37	$1.69	$1.15

Net income per share—diluted:
Income before net gain on sales of real estate, extraordinary items and cumulative effect of change in accounting principle per share—diluted	$0.85	$1.01	$0.80
Net gain on sales of real estate	0.51	0.68	0.34
Extraordinary items	—	(0.02)	—
Cumulative effect of change in accounting principle	—	—	—

Net income per share—diluted	$1.36	$1.67	$1.14

        Convertible preferred shares/units that could be converted into 15,122,162, 13,138,716 and 24,046,102 weighted average Common Shares for the years ended December 31, 2001, 2000 and 1999, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

        On October 11, 2001, the Company effected a two-for-one split of its Common Shares to shareholders of record as of September 21, 2001. All per share data and numbers of Common Shares have been retroactively adjusted to reflect the Common Share split.

        For additional disclosures regarding the employee share options and restricted shares, see Note 15.

15. Share Option and Share Award Plan

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

        The Company has reserved 25,000,000 Common Shares for issuance under the Fifth Amended Option and Award Plan. The Options generally are granted at the fair market value of the Company's Common Shares at the date of grant, vest over a three year period, are exercisable upon vesting and expire ten years from the date of grant. The exercise price for all Options under the Fifth Amended

Option and Award Plan shall not be less than the fair market value of the underlying Common Shares at the time the Option is granted. The Fifth Amended Option and Award Plan will terminate at such time as no further Common Shares are available for issuance upon the exercise of Options and all outstanding Options have expired or been exercised. The Board of Trustees may at any time amend or terminate the Fifth Amended Option and Award Plan, but termination will not affect Awards previously granted. Any Options, which had vested prior to such a termination, would remain exercisable by the holder thereof.

        As to the Options that have been granted through December 31, 2001, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted.

        As to the restricted shares that have been awarded through December 31, 2001, these shares generally vest three years from the award date. During the three-year period of restriction, the employee receives quarterly dividend payments on their shares. If employment is terminated prior to the lapsing of the restriction, the shares are canceled. During the years ended December 31, 2001 and 2000, the Company issued 470,028 and 520,962 restricted shares. The performance-based awards generally vest over a five-year period.

        The Company has elected to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), in the computation of compensation expense. Under APB No. 25's intrinsic value method, compensation expense is determined by computing the excess of the market price of the shares over the exercise price on the measurement date. For the Company's share options, the intrinsic value on the measurement date (or grant date) is zero, and no compensation expense is recognized. For the Company's restricted shares, the Company determines the intrinsic value on the measurement date and accordingly recognizes a compensation expense for such shares. SFAS No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"), requires the Company to disclose pro forma net income and income per share as if a fair value based accounting method had been used in the computation of compensation expense. The fair value of the options computed under Statement No. 123 would be recognized over the vesting period of the options. The fair value for the Company's options was estimated at the time the options were granted using the Black Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 4.43%, 6.22% and 5.84%; dividend yields of 6.17%, 6.83% and 6.89%; volatility factors of the expected market price of the Company's Common Shares of 0.204, 0.207 and 0.209; and a weighted-average expected life of the options of seven years.

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

        For purposes of pro forma disclosures, the estimated fair value of the Options is amortized to expense over the Options' vesting period. The following is the pro forma information for the three years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
Pro forma net income available to Common Shares	$361,337	$429,350	$271,114
Pro forma net income per weighted average Common Share outstanding—basic	$1.35	$1.66	$1.11

        The table below summarizes the Option activity of the Fifth Amended Option and Award Plan and options assumed in connection with Mergers (the "Merger Options") for the three years ended December 31, 2001, 2000 and 1999:

	Common Shares Subject to Options or Awards	Weighted Average Exercise Price Per Common Share
Balance at December 31, 1998	12,527,829	$20.25
Options granted	2,980,156	$20.34
Merger Options (assumed)	78,240	$19.47
Options exercised	(1,151,730)	$14.44
Merger Options exercised	(874,654)	$19.10
Options canceled	(785,255)	$22.90
Merger Options canceled	(286,738)	$20.71

Balance at December 31, 1999	12,487,848	$20.70
Options granted	2,172,582	$21.22
Options exercised	(1,164,624)	$17.48
Merger Options exercised	(205,562)	$17.67
Options canceled	(587,767)	$21.28
Merger Options canceled	(27,648)	$18.79

Balance at December 31, 2000	12,674,829	$21.11
Options granted	2,844,838	$26.48
Options exercised	(3,125,870)	$20.31
Merger Options exercised	(57,660)	$15.26
Options canceled	(167,916)	$22.55
Merger Options canceled	(1,622)	$20.17

Balance at December 31, 2001	12,166,599	$22.59

        As of December 31, 2001, 2000 and 1999, 7,295,314 shares (with a weighted average exercise price of $21.62), 7,897,038 shares (with a weighted average exercise price of $20.76) and 6,313,751 shares (with a weighted average exercise price of $19.18) were exercisable, respectively. Exercise prices for Options outstanding as of December 31, 2001 ranged from $13.00 to $27.60 for the Fifth Amended Option and Award Plan and $2.76 to $24.84 for the Merger Options.

16. Employee Plans

        The Company has established an Employee Share Purchase Plan whereby trustees and employees of the Company may annually acquire up to $100,000 of Common Shares of the Company. The aggregate number of Common Shares available under the Employee Share Purchase Plan shall not exceed 2,000,000, subject to adjustment by the Board of Trustees. The Common Shares may be

purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter. During 2001, the Company issued 310,261 Common Shares at net prices that ranged from $21.76 per share to $23.69 per share and raised approximately $6.9 million in connection therewith. During 2000, the Company issued 299,580 Common Shares at net prices that ranged from $17.06 per share to $20.51 per share and raised approximately $5.4 million in connection therewith. During 1999, the Company issued 295,770 Common Shares at net prices that ranged from $17.19 per share to $18.36 per share and raised approximately $5.2 million in connection therewith.

        The Company has established a defined contribution plan (the "401(k) Plan") that provides retirement benefits for employees that meet minimum employment criteria. The Company contributes 100% of the first 4% of eligible compensation that a participant contributes to the 401(k) Plan. Participants are vested in the Company's contributions over five years. The Company made contributions in the amount of $2.3 million and $2.3 million for the years ended December 31, 1999 and 2000, respectively, and expects to make contributions in the amount of approximately $3.4 million for the year ended December 31, 2001.

17. Distribution Reinvestment and Share Purchase Plan

        On November 3, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register 14,000,000 Common Shares pursuant to a Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan"). The registration statement was declared effective on November 25, 1997.

        The DRIP Plan of the Company provides holders of record and beneficial owners of Common Shares, Preferred Shares, and limited partnership interests in the Operating Partnership with a simple and convenient method of investing cash distributions in additional Common Shares (which is referred to herein as the "Dividend Reinvestment—DRIP Plan"). Common Shares may also be purchased on a monthly basis with optional cash payments made by participants in the DRIP Plan and interested new investors, not currently shareholders of the Company, at the market price of the Common Shares less a discount ranging between 0% and 5%, as determined in accordance with the DRIP Plan (which is referred to herein as the "Share Purchase—DRIP Plan").

18. Transactions with Related Parties

        Certain officers of the Company purchased Common Shares in prior years which were financed with loans made by the Company at various rates ranging from 6.15% to 7.93% per annum and at one month LIBOR plus 2.0% per annum. Scheduled maturities are at various dates through 2005. The amounts outstanding at December 31, 2001 and 2000 are $4.0 million and $4.3 million, respectively.

        The Company also entered into executive compensation, deferred compensation and share distribution agreements with certain officers of the Company that resulted in the Company recognizing compensation expense of $3.7 million, $0.9 million and $1.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        In connection with certain Mergers, the Company agreed to make consulting payments to certain individuals who had been employees of the companies acquired and who became trustees of the Company subsequent to the applicable merger dates. During the years ended December 31, 2001, 2000 and 1999, the Company made payments pursuant to these agreements of $400,000, $400,000 and $625,000, respectively. The remaining future payments to be made under these agreements as of December 31, 2001 are approximately $167,000.

        The Company occupies office space at various office buildings that are owned and/or managed by Equity Office Properties Trust, a company of which EQR's chairman of the board is also chairman of the board. Amounts incurred for such office space for the years ended December 31, 2001, 2000 and 1999, respectively, were $1,935,013, $1,781,069 and $1,466,569.

        Artery Property Management, Inc., a real estate property management company ("APMI") in which a trustee of the Company is a two-thirds owner and chairman of the board of directors, provided the Company consulting services with regard to property acquisitions and additional business opportunities. In connection with the acquisition of certain Properties from this trustee and his affiliates during 1995, the Company made a loan to this trustee and APMI of $15,212,000 evidenced by two notes and secured by 931,090 OP Units. At December 31, 2000, no amounts were outstanding under these notes and all OP Units were released from their pledges.

        During 1999, the Company acquired eight Properties and the related management agreements from affiliates of the aforementioned trustee for an aggregate purchase price of approximately $110.2 million, including the assumption of approximately $44.3 million of mortgage indebtedness. The purchase price also included the issuance of 28,795 Series A Junior Convertible Preference Units in the Operating Partnership, which have a liquidation value of $100 per unit and are exchangeable for OP Units under certain circumstances. On June 29, 1999, this trustee received 8,462 of these units with a liquidation value of approximately $0.8 million.

        The Company paid legal fees to a law firm of which one of the Company's trustees is a partner, in the amounts of $1.7 million, $3.6 million and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        In addition, the Company has provided acquisition, asset and property management services to certain related entities for properties not owned by the Company. Fees received for providing such services were approximately $0.8 million, $1.7 million and $2.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

19. Commitments and Contingencies

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

        In regards to the funding of Properties in the development and/or earnout stage and the joint venture agreements with multifamily residential real estate developers, the Company funded a net total of $174.6 million during the year ended December 31, 2001. The Company expects to fund approximately $33.5 million in connection with these Properties beyond 2001. In connection with one joint venture agreement, the Company has an obligation to fund up to an additional $6.5 million to guarantee third party construction financing. As of December 31, 2001, the Company has 22 projects under development with estimated completion dates ranging from March 31, 2002 through December 31, 2003.

        For one joint venture agreement, the Company's joint venture partner has the right, at any time following completion of a project, to stipulate a value for such project and offer to sell its interest in the project to the Company based on such value. If the Company chooses not to purchase the interest, it must agree to a sale of the project to an unrelated third party at such value. The Company's joint venture partner must exercise this right as to all projects within five years after the receipt of the final certificate of occupancy on the last developed property.

        For the second joint venture agreement, the Company's joint venture partner has the right, at any time following completion of a project, to require the Company to purchase the joint venture partners' interest in that project at a mutually agreeable price. If the Company and the joint venture partner are unable to agree on a price, both parties will obtain appraisals. If the appraised values vary by more than 10%, both the Company and the joint venture partner will agree on a third appraiser to determine which original appraisal is closest to its determination of value. The Company may elect at that time not to purchase the property and instead, authorize the joint venture partner to sell the project at or above the agreed-upon value to an unrelated third party. Five years following the receipt of the final certificate of occupancy on the last developed property, any projects remaining unsold must be purchased by the Company at the agreed-upon price.

        In connection with the Wellsford Merger, the Company provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of December 31, 2001, this enhancement was still in effect at a commitment amount of $12.7 million.

        During the years ended December 31, 2001, 2000 and 1999, total lease payments incurred, including a portion of real estate taxes, insurance, repairs and utilities, aggregated $4,929,018, $4,074,672 and $3,271,513 respectively.

        The minimum basic aggregate rental commitment under the Company's leases in years following December 31, 2001 is as follows:

Year	Amount
2002	$7,674,793
2003	6,905,471
2004	5,060,667
2005	3,839,367
2006	2,498,409
Thereafter	8,776,436

Total	$34,755,143

20. Asset Impairment

        For the year ended December 31, 2001, the Company recorded $60.0 million of asset impairment charges related to its Globe furniture rental business. These charges were the result of a review of the existing intangible and tangible assets reflected on the consolidated balance sheet as of September 30, 2001. The impairment loss is reflected on the statement of operations in total expenses and includes the write-down of the following assets: a) goodwill of approximately $26.0 million; b) rental furniture, net of approximately $28.6 million; c) property and equipment, net of approximately $4.5 million; and d) other assets of approximately $0.9 million.

        For the years ended December 31, 2001 and 2000 the Company recorded approximately $11.8 million and $1.0 million, respectively, of asset impairment charges related to its technology investments. These charges were the result of review of the existing investments reflected on the consolidated balance sheet. The Company reviewed the current relative value of each investment based on existing economic conditions and current events. These impairment losses are reflected on the statement of operations in total expenses and include the write-down of assets classified as other assets and investments in unconsolidated entities.

21. Reportable Segments

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management. Senior management decides how resources are allocated and assesses performance on a monthly basis.

        The Company's primary business is owning, managing, and operating multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents. Senior management evaluates the performance of each of our apartment communities on an individual basis, however, each of our apartment communities has similar economic characteristics, residents, and products and services so they have been aggregated into one reportable segment. The Company's rental real estate segment comprises approximately 95.6%, 96.3% and 98.2% of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. The Company's rental real estate segment comprises approximately 99.8% and 98.7% of total assets at December 31, 2001 and 2000, respectively.

        The primary financial measure for the Company's rental real estate segment is net operating income ("NOI"), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying statements of operations). Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. NOI from our rental real estate totaled approximately $1.3 billion, $1.2 billion and $1.1 billion for the years ended December 31, 2001, 2000 and 1999, respectively.

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

22. Subsequent Events

        Subsequent to December 31, 2001 and through February 5, 2002, the Company:

  •
  disposed of four Properties consisting of 466 units for approximately $15.5 million;

  •
  disposed of its furniture rental business for approximately $30.0 million;

  •
  repaid $1.9 million of mortgage debt at/or prior to maturity on two Properties; and

  •
  repaid $100.0 million of 9.375% fixed rate public notes at maturity.

23. Quarterly Financial Data (Unaudited)

        The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. All per share and weighted average Common Shares outstanding amounts have been restated as a result of the Company's two-for-one split of its Common Shares. Amounts are in thousands, except for per share amounts.

2001	First Quarter 3/31	Second Quarter 6/30	Third Quarter 9/30	Fourth Quarter 12/31
Total revenues **	$538,251	$544,861	$552,961	$538,342

Income before extraordinary items and cumulative effect of change in accounting principle	$136,239	$103,136	$93,979	$141,057

Net income	$135,280	$102,931	$93,851	$141,523

Net income available to Common Shares	$106,754	$74,038	$69,511	$117,163

Net income per share—basic	$0.40	$0.28	$0.26	$0.43

Net income per share—diluted	$0.40	$0.27	$0.26	$0.43

Weighted average Common Shares Outstanding—basic	265,198	266,358	268,253	269,529

2000	First Quarter 3/31	Second Quarter 6/30	Third Quarter 9/30	Fourth Quarter 12/31
Total revenues **	$481,853	$488,806	$532,394	$529,596

Income before extraordinary items and cumulative effect of change in accounting principle*	$101,139	$152,659	$169,316	$131,929

Net income*	$101,139	$152,659	$169,316	$126,337

Net income available to Common Shares *	$72,751	$125,393	$141,373	$97,993

Net income per share—basic *	$0.28	$0.49	$0.54	$0.37

Net income per share—diluted *	$0.28	$0.48	$0.53	$0.37

Weighted average Common Shares Outstanding—basic	255,597	258,144	262,825	262,644

*
For the quarter ended September 30, 2000, Income before extraordinary items and cumulative effect of change in accounting principle, Net income, Net income available to Common Shares, Net income per share—basic, and Net income per share—diluted have been adjusted to reflect the correction of the amounts previously reported on the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000 related to the gain on disposition of properties, net. The amounts for Income before extraordinary items and cumulative effect of change in accounting principle, Net income, Net income available to Common Shares, Net income per share—basic, and Net income per share—diluted for the quarter ended September 30, 2000 have been reduced by $36,659, $36,659, $36,659, $0.135, and $0.135, respectively.

**
Includes income from investments in unconsolidated entities.

EQUITY RESIDENTIAL PROPERTIES TRUST
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2001

				Initial Cost to Company		Cost Capitalized Subsequent to (Improvements, net) (H)		Gross Amount Carried at Close of Period 12/31/01
Description													Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name	Location	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction
2300 Elliott	Seattle, WA	$—		$796,800.00	$7,173,725.29	$—	$3,923,239.78	$796,800.00	$11,096,965.07	$11,893,765.07	$(2,416,996.49)	1992	30 Years
2900 on First Combined	Seattle, WA	—		1,177,700.00	10,600,359.93	—	2,519,058.53	1,177,700.00	13,119,418.46	14,297,118.46	(2,807,924.91)	1989-91	30 Years
740 River Drive	St. Paul, MN	6,293,458.72		1,626,700.00	11,234,942.51	—	1,740,794.97	1,626,700.00	12,975,737.48	14,602,437.48	(2,162,161.00)	1962	30 Years
929 House	Cambridge, MA	4,940,230.82		3,252,993.36	21,745,594.74	—	461,887.86	3,252,993.36	22,207,482.60	25,460,475.96	(902,334.73)	1975	30 Years
Abington Glen	Abington, MA	—		553,105.38	3,697,396.23	—	106,919.59	553,105.38	3,804,315.82	4,357,421.20	(171,575.15)	1968	30 Years
Acacia Creek	Scottsdale, AZ	17,355,488.42		6,121,856.00	35,380,171.95	—	1,190,668.45	6,121,856.00	36,570,840.40	42,692,696.40	(5,651,247.04)	1988-1994	30 Years
Acadia Court	Bloomington, IN	2,032,526.13		257,483.69	2,268,652.90	—	273,104.90	257,483.69	2,541,757.80	2,799,241.49	(225,394.98)	1985	30 Years
Acadia Court II	Bloomington, IN	1,742,486.95		253,635.67	2,234,631.66	—	175,656.52	253,635.67	2,410,288.18	2,663,923.85	(209,170.58)	1986	30 Years
Adams Farm	Greensboro, NC	—		2,350,000.00	30,073,196.71	—	683,587.04	2,350,000.00	30,756,783.75	33,106,783.75	(3,647,151.44)	1987	30 Years
Alborada	Fremont, CA	—		24,310,000.00	59,214,128.76	—	210,358.72	24,310,000.00	59,424,487.48	83,734,487.48	(3,580,726.33)	1999	30 Years
Alderwood Park	Lynnwood, WA	—		3,767,400.00	8,110,529.50	—	502,834.73	3,767,400.00	8,613,364.23	12,380,764.23	(1,171,197.66)	1982	30 Years
Altamonte	San Antonio, TX	(P	)	1,665,070.00	14,986,473.86	—	1,452,560.34	1,665,070.00	16,439,034.20	18,104,104.20	(4,749,901.77)	1985	30 Years
Ambergate (FL)	W. Palm Beach, FL	—		730,000.00	1,687,743.10	—	109,180.90	730,000.00	1,796,924.00	2,526,924.00	(99,670.88)	1987	30 Years
Amberidge	Roseville, MI	—		130,844.19	1,152,879.92	—	54,420.28	130,844.19	1,207,300.20	1,338,144.39	(104,218.06)	1985	30 Years
Amberton	Manassas, VA	10,705,000.00		900,600.00	9,072,491.96	—	706,506.62	900,600.00	9,778,998.58	10,679,598.58	(2,551,050.24)	1986	30 Years
Amberwood (OH)	Massillon, OH	869,304.26		126,226.92	1,112,288.75	—	92,996.87	126,226.92	1,205,285.62	1,331,512.54	(111,003.47)	1987	30 Years
Amberwood I (FL)	Lake City, FL	383,816.60		101,744.04	896,376.92	—	37,770.91	101,744.04	934,147.83	1,035,891.87	(82,024.82)	1981	30 Years
Amesbury I	Reynoldsbury, OH	1,203,005.76		143,039.49	1,260,232.82	—	92,858.75	143,039.49	1,353,091.57	1,496,131.06	(122,976.23)	1986	30 Years
Amesbury II	Reynoldsbury, OH	1,228,816.69		180,588.07	1,591,228.65	—	86,735.44	180,588.07	1,677,964.09	1,858,552.16	(147,704.16)	1987	30 Years
Amhurst (Tol)	Toledo, OH	—		161,853.71	1,426,107.57	—	40,108.44	161,853.71	1,466,216.01	1,628,069.72	(123,735.82)	1983	30 Years
Amhurst I (OH)	Dayton, OH	—		152,573.92	1,344,352.53	—	185,676.22	152,573.92	1,530,028.75	1,682,602.67	(143,170.32)	1979	30 Years
Amhurst II (OH)	Dayton, OH	—		159,416.42	1,404,632.41	—	109,535.53	159,416.42	1,514,167.94	1,673,584.36	(132,823.35)	1981	30 Years
Andover Court	Mt. Vernon, OH	—		123,874.81	1,091,272.11	—	162,532.21	123,874.81	1,253,804.32	1,377,679.13	(112,285.60)	1982	30 Years
Annhurst (IN)	Indianpolis, IN	1,242,003.88		189,235.25	1,667,468.73	—	123,571.62	189,235.25	1,791,040.35	1,980,275.60	(173,260.21)	1985	30 Years
Annhurst (MD) (REIT)	Belcamp, MD	1,300,789.66		232,575.00	2,093,165.14	—	23,646.06	232,575.00	2,116,811.20	2,349,386.20	(76,949.36)	1984	30 Years
Annhurst (PA)	Clairton, PA	1,876,558.39		307,952.45	2,713,396.72	—	214,522.22	307,952.45	2,927,918.94	3,235,871.39	(248,877.21)	1984	30 Years
Annhurst II (OH)	Gahanna, OH	—		116,738.63	1,028,594.58	—	164,022.75	116,738.63	1,192,617.33	1,309,355.96	(108,714.70)	1986	30 Years
Annhurst III (OH)	Gahanna, OH	—		134,788.03	1,187,629.47	—	48,975.96	134,788.03	1,236,605.43	1,371,393.46	(108,673.05)	1988	30 Years
Apple Ridge I	Circleville, OH	1,015,881.78		139,299.72	1,227,582.35	—	66,067.79	139,299.72	1,293,650.14	1,432,949.86	(115,225.21)	1987	30 Years
Apple Ridge III	Circleville, OH	559,140.58		72,585.34	639,355.94	—	32,718.29	72,585.34	672,074.23	744,659.57	(57,042.09)	1982	30 Years
Apple Run (MI)	Hillsdale, MI	—		87,459.26	770,361.39	—	31,437.08	87,459.26	801,798.47	889,257.73	(70,299.49)	1982	30 Years
Applegate (Col)	Columbus, IN	—		171,829.10	1,514,001.64	—	65,636.49	171,829.10	1,579,638.13	1,751,467.23	(136,423.58)	1982	30 Years
Applegate (Lor)	Lordstown, OH	—		66,488.13	585,832.90	—	24,164.30	66,488.13	609,997.20	676,485.33	(55,603.86)	1982	30 Years
Applegate I (IN)	Muncie, IN	903,188.90		138,505.63	1,220,385.53	—	105,295.09	138,505.63	1,325,680.62	1,464,186.25	(116,782.82)	1984	30 Years
Applegate II (IN)	Muncie, IN	1,210,435.97		180,016.68	1,586,143.14	—	82,723.40	180,016.68	1,668,866.54	1,848,883.22	(147,918.81)	1987	30 Years
Applerun (War)	Warren, OH	—		113,303.19	999,076.55	—	32,385.10	113,303.19	1,031,461.65	1,144,764.84	(90,429.48)	1983	30 Years
Applewood I	Deland, FL	2,130,409.78		235,230.48	2,072,993.86	—	277,759.48	235,230.48	2,350,753.34	2,585,983.82	(250,417.43)	1982	30 Years
Aragon Woods	Indianpolis, IN	1,066,854.35		157,790.97	1,390,010.45	—	59,804.88	157,790.97	1,449,815.33	1,607,606.30	(130,339.69)	1986	30 Years
Arbor Commons	Ellington, CT	—		151,352.24	1,011,758.71	—	6,711.65	151,352.24	1,018,470.36	1,169,822.60	(45,609.67)	1975	30 Years
Arbor Glen	Ypsilanti, MI	6,870,150.58		1,096,064.41	9,887,635.23	—	672,029.37	1,096,064.41	10,559,664.60	11,655,729.01	(1,718,903.26)	1990	30 Years
Arbor Terrace	Sunnyvale, CA	12,085,730.30		9,057,300.00	18,483,641.96	—	472,797.49	9,057,300.00	18,956,439.45	28,013,739.45	(2,360,277.94)	1979	30 Years
Arboretum (AZ)	Tucson, AZ	(M	)	3,453,446.00	19,020,018.80	—	923,264.14	3,453,446.00	19,943,282.94	23,396,728.94	(3,300,100.27)	1987	30 Years
Arboretum (GA)	Atlanta, GA	—		4,682,300.00	15,913,018.18	—	901,304.69	4,682,300.00	16,814,322.87	21,496,622.87	(2,703,297.01)	1970	30 Years
Arboretum (MA)	Canton, MA	(P	)	4,685,900.00	10,992,750.95	—	357,084.59	4,685,900.00	11,349,835.54	16,035,735.54	(1,497,099.11)	1989	30 Years
Arbors at Century Center	Memphis, TN	—		2,521,700.00	15,236,996.38	—	793,239.51	2,521,700.00	16,030,235.89	18,551,935.89	(2,202,357.98)	1988/1990	30 Years
Arbors of Brentwood	Nashville, TN	(D	)	404,670.00	13,536,366.74	—	1,268,112.87	404,670.00	14,804,479.61	15,209,149.61	(4,747,744.84)	1986	30 Years
Arbors of Hickory Hollow	Antioch, TN	(D	)	202,985.00	6,937,208.87	—	2,028,187.27	202,985.00	8,965,396.14	9,168,381.14	(3,499,815.01)	1986	30 Years
Arbors of Las Colinas	Irving, TX	—		1,663,900.00	14,977,079.82	—	1,906,997.69	1,663,900.00	16,884,077.51	18,547,977.51	(5,367,565.74)	1984/85	30 Years
Ashford Hill	Reynoldsbury, OH	1,375,055.10		184,985.30	1,630,021.10	—	183,157.35	184,985.30	1,813,178.45	1,998,163.75	(165,186.07)	1986	30 Years
Ashgrove (IN)	Indianpolis, IN	—		172,923.97	1,523,548.66	—	43,542.41	172,923.97	1,567,091.07	1,740,015.04	(135,728.64)	1983	30 Years
Ashgrove (KY)	Louisville, KY	1,012,102.90		171,815.79	1,514,034.38	—	47,847.74	171,815.79	1,561,882.12	1,733,697.91	(132,955.68)	1984	30 Years
Ashgrove (Mar)	Marshall, MI	819,091.34		119,822.73	1,055,968.80	—	112,280.41	119,822.73	1,168,249.21	1,288,071.94	(104,006.81)	1983	30 Years
Ashgrove (OH)	Franklin, OH	1,231,160.75		157,534.56	1,387,687.13	—	108,659.58	157,534.56	1,496,346.71	1,653,881.27	(132,333.39)	1983	30 Years
Ashgrove I (MI)	Sterling Hts, MI	3,189,856.77		403,579.77	3,555,987.60	—	145,389.46	403,579.77	3,701,377.06	4,104,956.83	(314,254.20)	1985	30 Years
Ashgrove II (MI)	Sterling Hts, MI	2,243,721.49		311,912.27	2,748,287.00	—	71,579.68	311,912.27	2,819,866.68	3,131,778.95	(234,003.55)	1987	30 Years
Ashton, The	Corona Hills, CA	—		2,594,264.00	33,042,397.56	—	1,076,279.07	2,594,264.00	34,118,676.63	36,712,940.63	(5,099,980.23)	1986	30 Years
Aspen Crossing	Silver Spring, MD	—		2,880,000.00	8,551,377.19	—	483,808.47	2,880,000.00	9,035,185.66	11,915,185.66	(1,059,577.11)	1979	30 Years
Astorwood (REIT)	Stuart, FL	1,606,002.78		233,150.00	2,098,338.21	—	55,748.60	233,150.00	2,154,086.81	2,387,236.81	(80,024.31)	1983	30 Years
Audubon Village	Tampa, FL	—		3,576,000.00	26,121,908.57	—	650,140.11	3,576,000.00	26,772,048.68	30,348,048.68	(3,270,148.24)	1990	30 Years
Autumn Cove	Lithonia, GA	—		187,220.29	1,649,514.80	—	47,894.09	187,220.29	1,697,408.89	1,884,629.18	(141,209.36)	1985	30 Years
Autumn Creek	Cordova, TN	(E	)	1,681,900.00	9,345,281.88	—	505,411.20	1,681,900.00	9,850,693.08	11,532,593.08	(1,625,301.70)	1991	30 Years
Auvers Village	Orlando, FL	—		3,840,000.00	29,322,242.96	—	892,365.82	3,840,000.00	30,214,608.78	34,054,608.78	(3,607,659.89)	1991	30 Years
Avon Place	Avon,CT	6,342,236.00		1,788,943.42	12,253,956.09	—	91,888.57	1,788,943.42	12,345,844.66	14,134,788.08	(508,502.87)	1973	30 Years
Balcones Club	Austin, TX	—		2,185,500.00	10,119,231.65	—	1,008,550.34	2,185,500.00	11,127,781.99	13,313,281.99	(1,812,193.21)	1984	30 Years
Barrington	Clarkston, GA	994,650.06		144,459.10	1,272,842.11	—	78,906.36	144,459.10	1,351,748.47	1,496,207.57	(118,843.32)	1984	30 Years
Bay Ridge	San Pedro, CA	—		2,401,300.00	2,176,963.16	—	216,549.96	2,401,300.00	2,393,513.12	4,794,813.12	(420,001.92)	1987	30 Years
Bayside	Sebring, FL	—		73,462.83	647,287.62	—	127,233.31	73,462.83	774,520.93	847,983.76	(82,493.57)	1982	30 Years
Bayside at the Islands	Gilbert, AZ	—		3,306,484.00	15,573,006.00	—	772,162.94	3,306,484.00	16,345,168.94	19,651,652.94	(2,499,291.07)	1989	30 Years
Beach Club	Fort Myers, FL	—		2,080,000.00	14,800,928.05	—	743,096.79	2,080,000.00	15,544,024.84	17,624,024.84	(1,979,602.85)	1990	30 Years
Bear Canyon	Tucson, AZ	—		1,660,608.00	11,228,523.59	—	215,008.18	1,660,608.00	11,443,531.77	13,104,139.77	(1,736,577.10)	1996	30 Years
Beckford Place (IN)	New Castle, IN	699,047.38		99,045.91	872,702.38	—	61,752.08	99,045.91	934,454.46	1,033,500.37	(80,949.67)	1984	30 Years
Beckford Place (Pla)	The Plains, OH	—		161,160.76	1,420,001.96	—	66,080.17	161,160.76	1,486,082.13	1,647,242.89	(127,138.53)	1982	30 Years
Beckford Place I (OH)	N Canton, OH	1,119,591.20		168,425.60	1,484,248.06	—	120,962.43	168,425.60	1,605,210.49	1,773,636.09	(134,514.76)	1983	30 Years
Beckford Place II (OH)	N Canton, OH	1,185,501.38		172,134.32	1,516,690.93	—	48,170.14	172,134.32	1,564,861.07	1,736,995.39	(130,129.87)	1985	30 Years
Bel Aire I	Miami, FL	—		188,342.67	1,658,995.16	—	53,343.17	188,342.67	1,712,338.33	1,900,681.00	(146,046.81)	1985	30 Years
Bel Aire II	Miami, FL	—		136,416.15	1,201,075.48	—	31,378.01	136,416.15	1,232,453.49	1,368,869.64	(105,308.09)	1986	30 Years
Bell Road I & II	Nashville, TN	—		3,100,000.00	1,120,214.13	—	—	3,100,000.00	1,120,214.13	4,220,214.13	—	(O)	30 Years
Bellevue Meadows	Bellevue, WA	—		4,507,100.00	12,574,814.34	—	371,036.03	4,507,100.00	12,945,850.37	17,452,950.37	(1,646,943.48)	1983	30 Years
Belmont Crossing	Riverdale, GA	—		1,580,000.00	18,449,044.76	—	331,350.46	1,580,000.00	18,780,395.22	20,360,395.22	(2,232,203.29)	1988	30 Years
Belmont Landing	Riverdale, GA	—		2,120,000.00	21,651,256.11	—	445,990.93	2,120,000.00	22,097,247.04	24,217,247.04	(2,656,824.04)	1988	30 Years
Beneva Place	Sarasota, FL	8,700,000.00		1,344,000.00	9,665,446.61	—	258,654.53	1,344,000.00	9,924,101.14	11,268,101.14	(1,217,541.15)	1986	30 Years
Bermuda Cove	Jacksonville, FL	—		1,503,000.00	19,561,895.89	—	476,154.12	1,503,000.00	20,038,050.01	21,541,050.01	(2,410,212.98)	1989	30 Years
Berry Pines	Milton, FL	—		154,085.80	1,299,938.75	—	231,162.78	154,085.80	1,531,101.53	1,685,187.33	(145,551.42)	1985	30 Years
Bishop Park	Winter Park, FL	—		2,592,000.00	17,990,435.90	—	1,498,505.61	2,592,000.00	19,488,941.51	22,080,941.51	(2,472,521.66)	1991	30 Years
Blue Swan	San Antonio, TX	(E	)	1,425,500.00	7,591,291.62	—	668,053.35	1,425,500.00	8,259,344.97	9,684,844.97	(1,479,001.18)	1985-1994	30 Years
Blueberry Hill I	Leesburg, FL	712,801.99		140,369.75	1,236,710.45	—	74,087.32	140,369.75	1,310,797.77	1,451,167.52	(119,407.33)	1986	30 Years
Boulder Creek	Wilsonville, OR	8,068,000.00		3,554,400.00	11,481,773.38	—	712,285.17	3,554,400.00	12,194,058.55	15,748,458.55	(2,312,570.84)	1991	30 Years
Bourbon Square	Palatine, IL	25,912,868.28		3,985,300.00	35,870,193.94	—	6,048,268.54	3,985,300.00	41,918,462.48	45,903,762.48	(13,314,462.52)	1984-87	30 Years
Bourbon Square-RET	Palatine, IL	—		—	—	—	63,389.58	—	63,389.58	63,389.58	(16,341.84)	1984-87	30 Years
Bradford Apartments	Newington, CT	1,957,653.00		401,090.83	2,681,210.11	—	30,327.28	401,090.83	2,711,537.39	3,112,628.22	(119,626.76)	1964	30 Years
Bramblewood	San Jose, CA	—		5,190,700.00	9,659,184.34	—	229,572.05	5,190,700.00	9,888,756.39	15,079,456.39	(1,265,858.20)	1986	30 Years
Branchwood	Winter Park, FL	—		324,068.53	2,855,396.92	—	250,092.22	324,068.53	3,105,489.14	3,429,557.67	(263,851.00)	1981	30 Years
Brandon Court	Bloomington, IN	1,376,824.48		170,635.75	1,503,486.89	—	244,454.61	170,635.75	1,747,941.50	1,918,577.25	(149,071.27)	1984	30 Years
Brandywine E.	Winter Haven, FL	578,225.41		88,126.47	776,490.28	—	24,887.14	88,126.47	801,377.42	889,503.89	(70,050.48)	1981	30 Years
Breckinridge	Lexington, KY	—		1,648,300.00	14,845,714.75	—	679,732.58	1,648,300.00	15,525,447.33	17,173,747.33	(2,578,856.91)	1986-1987	30 Years
Brentwood	Vancouver, WA	—		1,357,221.39	12,202,521.39	—	1,148,388.52	1,357,221.39	13,350,909.91	14,708,131.30	(3,586,113.93)	1990	30 Years
Breton Mill	Houston, TX	—		212,820.00	8,547,262.73	—	981,575.58	212,820.00	9,528,838.31	9,741,658.31	(3,000,325.77)	1986	30 Years
Briar Knoll Apts	Vernon, CT	5,970,067.49		928,971.99	6,209,987.58	—	68,903.86	928,971.99	6,278,891.44	7,207,863.43	(276,449.61)	1986	30 Years
Briarwood (CA)	Sunnyvale, CA	13,813,603.07		9,991,500.00	22,247,278.39	—	302,591.17	9,991,500.00	22,549,869.56	32,541,369.56	(2,708,341.26)	1985	30 Years
Bridford Lakes	Greensboro, NC	—		2,265,314.00	27,073,465.75	—	87,396.23	2,265,314.00	27,160,861.98	29,426,175.98	(2,983,346.18)	1999	30 Years
Bridge Creek	Wilsonville, OR	—		1,299,890.00	11,690,113.58	—	1,883,935.38	1,299,890.00	13,574,048.96	14,873,938.96	(4,404,842.78)	1987	30 Years
Bridgeport	Raleigh, NC	—		1,296,700.00	11,666,278.32	—	880,145.26	1,296,700.00	12,546,423.58	13,843,123.58	(3,900,619.53)	1990	30 Years
Bridgewater at Wells Crossing	Orange Park, FL	—		2,160,000.00	13,347,548.89	—	373,064.81	2,160,000.00	13,720,613.70	15,880,613.70	(1,069,735.14)	1986	30 Years
Brierwood	Jacksonville, FL	—		551,900.00	4,965,855.71	—	1,059,121.11	551,900.00	6,024,976.82	6,576,876.82	(1,553,828.28)	1974	30 Years
Brittany Square	Tulsa, OK	—		625,000.00	4,050,961.00	—	1,212,761.35	625,000.00	5,263,722.35	5,888,722.35	(3,189,606.65)	1982	30 Years
Broadview Oaks (REIT)	Pensacola, FL	1,868,932.10		201,000.00	1,809,184.92	—	41,415.97	201,000.00	1,850,600.89	2,051,600.89	(70,916.19)	1985	30 Years
Broadway	Garland, TX	5,969,822.72		1,443,700.00	7,790,989.43	—	901,951.36	1,443,700.00	8,692,940.79	10,136,640.79	(1,337,155.57)	1983	30 Years
Brookdale Village	Naperville, IL	11,175,000.00		3,276,000.00	16,293,470.97	—	537,190.91	3,276,000.00	16,830,661.88	20,106,661.88	(1,545,302.43)	1986	30 Years
Brookfield	Salt Lake City, UT	—		1,153,000.00	5,682,452.92	—	340,413.09	1,153,000.00	6,022,866.01	7,175,866.01	(1,034,964.74)	1985	30 Years
Brookridge	Centreville, VA	(E	)	2,521,500.00	16,003,838.95	—	682,137.71	2,521,500.00	16,685,976.66	19,207,476.66	(2,628,438.42)	1989	30 Years
Brookside (CO)	Boulder, CO	—		3,600,400.00	10,211,158.98	—	195,108.31	3,600,400.00	10,406,267.29	14,006,667.29	(1,351,134.93)	1993	30 Years
Brookside (MD)	Frederick, MD	7,951,414.83		2,736,000.00	8,173,436.48	—	307,925.35	2,736,000.00	8,481,361.83	11,217,361.83	(881,397.75)	1993	30 Years
Brookside II (MD)	Frederick, MD	—		2,450,800.00	6,913,202.43	—	690,662.52	2,450,800.00	7,603,864.95	10,054,664.95	(1,135,748.80)	1979	30 Years
Brookside Place	Stockton, CA	4,658,000.00		625,000.00	4,380,055.81	—	19,981.15	625,000.00	4,400,036.96	5,025,036.96	(95,544.88)	1981	30 Years
Brooksyde Apts	West Hartford, CT	1,937,190.00		594,711.19	3,975,522.58	—	86,514.85	594,711.19	4,062,037.43	4,656,748.62	(174,775.45)	1945	30 Years
Brunswick (OH) (REIT)	Cortland, OH	—		190,000.00	1,713,388.64	—	25,462.03	190,000.00	1,738,850.67	1,928,850.67	(68,928.59)	1985	30 Years
Brunswick I (WV)	Morgantown, WV	1,634,490.04		241,739.37	2,129,979.31	—	115,784.41	241,739.37	2,245,763.72	2,487,503.09	(196,851.16)	1986	30 Years
Brunswick II (WV)	Morgantown, WV	1,238,596.57		202,928.23	1,788,318.88	—	57,800.24	202,928.23	1,846,119.12	2,049,047.35	(159,421.20)	1987	30 Years
Burgundy Studios	Middletown, CT	1,821,650.00		395,238.20	2,642,086.50	—	109,251.39	395,238.20	2,751,337.89	3,146,576.09	(126,317.23)	1973	30 Years
Burwick Farms	Howell, MI	9,597,189.97		1,104,600.00	9,932,206.94	—	479,855.93	1,104,600.00	10,412,062.87	11,516,662.87	(1,764,035.85)	1991	30 Years
Calais	Arlington, TX	—		1,118,900.00	10,070,076.01	—	709,779.69	1,118,900.00	10,779,855.70	11,898,755.70	(1,995,364.48)	1986	30 Years
California Gardens	Jacksonville, FL	—		105,528.18	929,869.29	—	103,411.76	105,528.18	1,033,281.05	1,138,809.23	(100,116.04)	1987	30 Years

Cambridge at Hickory Hollow	Antioch, TN		(R	)	3,240,800.00	17,900,032.88	—	513,242.28	3,240,800.00	18,413,275.16	21,654,075.16	(2,965,734.61)	1997	30 Years
Cambridge Commons I	Indianapolis, IN		—		179,139.19	1,578,077.45	—	210,338.44	179,139.19	1,788,415.89	1,967,555.08	(187,197.62)	1986	30 Years
Cambridge Commons II	Indianapolis, IN		861,295.19		141,845.25	1,249,511.25	—	154,090.97	141,845.25	1,403,602.22	1,545,447.47	(144,312.12)	1987	30 Years
Cambridge Commons III	Indianapolis, IN		—		98,124.94	864,737.63	—	133,275.05	98,124.94	998,012.68	1,096,137.62	(110,942.99)	1988	30 Years
Cambridge Estates	Norwich,CT		—		590,184.84	3,945,264.85	—	25,087.07	590,184.84	3,970,351.92	4,560,536.76	(174,036.95)	1977	30 Years
Cambridge Village	Lewisville, TX		—		801,300.00	8,762,606.48	—	663,182.98	801,300.00	9,425,789.46	10,227,089.46	(1,697,467.32)	1987	30 Years
Camellero	Scottsdale, AZ		—		1,924,900.00	17,324,592.87	—	3,494,494.86	1,924,900.00	20,819,087.73	22,743,987.73	(5,603,901.17)	1979	30 Years
Camellia Court I (Col)	Columbus, OH		—		133,058.78	1,172,392.84	—	93,286.27	133,058.78	1,265,679.11	1,398,737.89	(116,861.41)	1981	30 Years
Camellia Court I (Day)	Dayton, OH		1,070,204.43		131,858.32	1,162,065.53	—	118,662.37	131,858.32	1,280,727.90	1,412,586.22	(119,439.33)	1981	30 Years
Camellia Court II (Col)	Columbus, OH		923,011.23		118,420.87	1,043,416.87	—	84,918.62	118,420.87	1,128,335.49	1,246,756.36	(97,910.95)	1984	30 Years
Camellia Court II (Day)	Dayton, OH		—		131,570.85	1,159,282.59	—	80,999.22	131,570.85	1,240,281.81	1,371,852.66	(107,320.86)	1982	30 Years
Candlelight I	Brooksville, FL		590,813.82		105,000.27	925,166.77	—	60,225.25	105,000.27	985,392.02	1,090,392.29	(87,123.23)	1982	30 Years
Candlelight II	Brooksville, FL		584,331.27		95,061.25	837,593.20	—	80,781.76	95,061.25	918,374.96	1,013,436.21	(89,164.49)	1985	30 Years
Canterbury	Germantown, MD		31,680,000.00		2,781,300.00	28,442,497.98	—	1,836,582.23	2,781,300.00	30,279,080.21	33,060,380.21	(7,888,491.45)	1986	30 Years
Canterbury Crossings	Lake Mary, FL		—		273,670.75	2,411,537.51	—	75,544.31	273,670.75	2,487,081.82	2,760,752.57	(207,373.46)	1983	30 Years
Canterchase	Nashville, TN		5,479,694.72		863,600.00	7,762,804.13	—	846,786.55	863,600.00	8,609,590.68	9,473,190.68	(1,991,930.62)	1985	30 Years
Canyon Creek (CA)	San Ramon, CA		28,000,000.00		5,425,000.00	14,995,051.95	—	63,231.41	5,425,000.00	15,058,283.36	20,483,283.36	(316,420.01)	1984	30 Years
Canyon Crest	Santa Clarita, CA		—		2,370,000.00	10,141,878.44	—	472,485.82	2,370,000.00	10,614,364.26	12,984,364.26	(1,066,202.04)	1993	30 Years
Canyon Crest Views	Riverside, CA		—		1,744,640.00	17,397,193.87	—	544,750.26	1,744,640.00	17,941,944.13	19,686,584.13	(2,629,440.28)	1982-1983	30 Years
Canyon Ridge	San Diego, CA		—		4,869,448.00	11,955,063.50	—	319,153.46	4,869,448.00	12,274,216.96	17,143,664.96	(1,840,448.14)	1989	30 Years
Canyon Sands	Pheonix, AZ		—		1,492,750.00	13,377,478.30	—	1,426,202.28	1,492,750.00	14,803,680.58	16,296,430.58	(3,472,368.53)	1983	30 Years
Capital Ridge (REIT)	Tallahassee, FL		1,249,709.55		177,900.00	1,601,157.16	—	15,560.73	177,900.00	1,616,717.89	1,794,617.89	(59,859.35)	1983	30 Years
Cardinal, The	Greensboro, NC		—		1,281,200.00	11,850,556.68	—	321,204.48	1,281,200.00	12,171,761.16	13,452,961.16	(2,171,991.64)	1994	30 Years
Carleton Court (WV)	Cross Lanes, WV		1,289,382.56		196,222.37	1,728,932.91	—	79,045.82	196,222.37	1,807,978.73	2,004,201.10	(159,289.24)	1985	30 Years
Carmel Terrace	San Diego, CA		—		2,288,300.00	20,596,280.88	—	771,032.82	2,288,300.00	21,367,313.70	23,655,613.70	(5,600,962.54)	1988-89	30 Years
Carolina Crossing	Greenville, SC		—		550,200.00	4,949,618.55	—	382,636.18	550,200.00	5,332,254.73	5,882,454.73	(941,584.18)	1988-89	30 Years
Carriage Hill	Dublin, GA		—		131,910.67	1,162,576.76	—	39,075.19	131,910.67	1,201,651.95	1,333,562.62	(106,534.30)	1985	30 Years
Carriage Homes at Wyndham	Glen Allen, VA		—		1,736,000.00	27,476,005.88	—	150,896.35	1,736,000.00	27,626,902.23	29,362,902.23	(3,111,049.42)	1999	30 Years
Casa Capricorn	San Diego, CA		—		1,262,700.00	11,365,093.09	—	679,105.81	1,262,700.00	12,044,198.90	13,306,898.90	(2,391,294.95)	1981	30 Years
Casa Ruiz	San Diego, CA		—		3,922,400.00	9,389,153.21	—	587,840.90	3,922,400.00	9,976,994.11	13,899,394.11	(1,666,514.65)	1976-1986	30 Years
Cascade at Landmark	Alexandria, VA		(E	)	3,603,400.00	19,657,553.75	—	1,098,529.51	3,603,400.00	20,756,083.26	24,359,483.26	(3,493,675.89)	1990	30 Years
Catalina Shores	Las Vegas, NV		—		1,227,000.00	11,042,866.93	—	823,925.60	1,227,000.00	11,866,792.53	13,093,792.53	(3,428,995.59)	1989	30 Years
Cedar Crest	Overland Park, KS		13,340,785.34		2,160,700.00	19,424,617.27	—	2,323,238.97	2,160,700.00	21,747,856.24	23,908,556.24	(5,027,083.92)	1986	30 Years
Cedar Glen	Reading, MA		5,051,817.70		1,248,505.45	8,346,003.34	—	71,796.67	1,248,505.45	8,417,800.01	9,666,305.46	(350,934.16)	1980	30 Years
Cedar Hill	Knoxville, TN		1,422,663.37		204,792.35	1,804,443.80	—	90,285.24	204,792.35	1,894,729.04	2,099,521.39	(165,313.07)	1986	30 Years
Cedar Ridge (TX)	Arlington, TX		3,399,265.77		608,600.00	4,234,415.24	—	148,928.67	608,600.00	4,383,343.91	4,991,943.91	(613,433.65)	1980	30 Years
Cedargate (GA)	Lawrenceville, GA		—		205,043.45	1,806,656.21	—	28,868.27	205,043.45	1,835,524.48	2,040,567.93	(152,160.21)	1983	30 Years
Cedargate (MI)	Michigan City, IN		779,244.44		120,378.15	1,060,662.66	—	44,776.04	120,378.15	1,105,438.70	1,225,816.85	(97,042.22)	1983	30 Years
Cedargate (She)	Shelbyville, KY		1,166,923.45		158,685.33	1,398,040.66	—	56,715.71	158,685.33	1,454,756.37	1,613,441.70	(126,543.95)	1984	30 Years
Cedargate I (Cla)	Clayton, OH		1,206,320.20		159,599.20	1,406,492.86	—	134,115.43	159,599.20	1,540,608.29	1,700,207.49	(133,843.34)	1984	30 Years
Cedargate I (IN)	Bloomington, IN		—		191,650.35	1,688,648.45	—	106,915.60	191,650.35	1,795,564.05	1,987,214.40	(154,015.68)	1983	30 Years
Cedargate I (KY)	Bowling Green, KY		—		165,396.51	1,457,173.52	—	59,546.28	165,396.51	1,516,719.80	1,682,116.31	(132,330.74)	1983	30 Years
Cedargate I (OH)	Lancaster, OH		2,217,162.48		240,586.83	2,119,432.15	—	130,402.29	240,586.83	2,249,834.44	2,490,421.27	(200,121.72)	1982	30 Years
Cedargate II (IN)	Bloomington, IN		1,067,386.82		165,040.72	1,454,188.64	—	84,016.86	165,040.72	1,538,205.50	1,703,246.22	(130,931.87)	1985	30 Years
Cedargate II (KY)	Bowling Green, KY		1,139,331.37		140,895.00	1,241,438.52	—	47,878.32	140,895.00	1,289,316.84	1,430,211.84	(113,176.97)	1986	30 Years
Cedargate II (OH)	Lancaster, OH		691,711.73		87,618.08	771,911.76	—	85,541.09	87,618.08	857,452.85	945,070.93	(80,052.76)	1983	30 Years
Cedars, The	Charlotte, NC		—		2,028,179.00	18,225,424.24	—	807,374.93	2,028,179.00	19,032,799.17	21,060,978.17	(2,985,400.36)	1983	30 Years
Cedarwood I (Bel)	Belpre, OH		—		82,081.62	722,449.49	—	27,942.21	82,081.62	750,391.70	832,473.32	(67,355.07)	1980	30 Years
Cedarwood I (FL)	Ocala, FL		717,699.45		119,469.60	1,052,657.37	—	74,471.96	119,469.60	1,127,129.33	1,246,598.93	(102,791.33)	1978	30 Years
Cedarwood I (IN)	Goshen, IN		1,879,233.15		251,744.93	2,218,126.20	—	171,844.33	251,744.93	2,389,970.53	2,641,715.46	(206,757.85)	1983/84	30 Years
Cedarwood I (KY)	Lexington, KY		—		106,680.72	939,874.44	—	127,767.42	106,680.72	1,067,641.86	1,174,322.58	(97,468.48)	1984	30 Years
Cedarwood II (FL)	Ocala, FL		544,213.06		98,372.48	866,768.77	—	40,715.63	98,372.48	907,484.40	1,005,856.88	(79,426.69)	1980	30 Years
Cedarwood II (KY)	Lexington, KY		975,774.60		106,724.20	940,356.51	—	117,170.46	106,724.20	1,057,526.97	1,164,251.17	(94,762.96)	1986	30 Years
Cedarwood III (KY)	Lexington, KY		821,067.37		102,491.11	902,659.39	—	88,089.02	102,491.11	990,748.41	1,093,239.52	(89,216.64)	1986	30 Years
Celebration Westchase	Houston, TX		—		2,204,690.00	6,667,959.73	—	1,322,917.68	2,204,690.00	7,990,877.41	10,195,567.41	(2,998,732.99)	1979	30 Years
Centre Club	Ontario, CA		—		5,616,000.00	23,485,891.14	—	354,948.96	5,616,000.00	23,840,840.10	29,456,840.10	(1,007,230.43)	1994	30 Years
Centre Club II	Ontario, CA		—		1,820,000.00	5,398,929.20	—	—	1,820,000.00	5,398,929.20	7,218,929.20	—	(Z)	30 Years
Centre Lake III	Miami, FL		4,578,383.59		685,601.35	6,039,979.05	—	332,299.15	685,601.35	6,372,278.20	7,057,879.55	(533,766.41)	1986	30 Years
Champion Oaks	Houston, TX		—		931,900.00	8,389,393.77	—	877,368.89	931,900.00	9,266,762.66	10,198,662.66	(2,727,459.23)	1984	30 Years
Champions Club	Glen Allen, VA		—		954,000.00	12,417,167.33	—	444,910.40	954,000.00	12,862,077.73	13,816,077.73	(1,562,771.59)	1988	30 Years
Chandler Court	Chandler, AZ		—		1,353,100.00	12,175,172.59	—	1,598,317.16	1,353,100.00	13,773,489.75	15,126,589.75	(3,434,757.23)	1987	30 Years
Chantecleer Lakes	Naperville, IL		(E	)	6,689,400.00	16,332,279.04	—	714,700.10	6,689,400.00	17,046,979.14	23,736,379.14	(2,800,050.57)	1986	30 Years
Chardonnay Park	Redmond, WA		3,340,330.90		1,297,500.00	6,709,092.62	—	453,605.25	1,297,500.00	7,162,697.87	8,460,197.87	(1,162,547.85)	1982-1989	30 Years
Charing Cross	Bowling Green, OH		775,033.54		154,584.44	1,362,057.38	—	100,292.41	154,584.44	1,462,349.79	1,616,934.23	(123,945.30)	1978	30 Years
Chartwell Court	Houston, TX		—		1,215,700.00	12,801,855.12	—	280,443.29	1,215,700.00	13,082,298.41	14,297,998.41	(1,963,433.89)	1995	30 Years
Chatelaine Park	Duluth, GA		—		1,818,000.00	24,489,671.38	—	312,108.40	1,818,000.00	24,801,779.78	26,619,779.78	(2,866,825.95)	1995	30 Years
Chatham Wood	High Point, NC		—		700,000.00	8,311,883.72	—	268,101.30	700,000.00	8,579,985.02	9,279,985.02	(1,079,112.74)	1986	30 Years
Chelsea Square	Redmond, WA		—		3,397,100.00	9,289,074.04	—	187,047.75	3,397,100.00	9,476,121.79	12,873,221.79	(1,210,631.97)	1991	30 Years
Cherry Creek I,II,&III (TN)	Hermitage, TN		—		2,942,345.09	45,726,824.03	—	392,495.08	2,942,345.09	46,119,319.11	49,061,664.20	(4,585,915.66)	1986/96	30 Years
Cherry Glen I	Indianapolis, IN		3,083,869.68		335,595.73	2,957,360.11	—	250,521.79	335,595.73	3,207,881.90	3,543,477.63	(292,981.60)	1986/87	30 Years
Cherry Hill	Seattle, WA		—		700,100.00	6,300,112.11	—	165,562.98	700,100.00	6,465,675.09	7,165,775.09	(1,116,662.50)	1991	30 Years
Cherry Tree	Rosedale, MD		—		352,002.83	3,101,016.51	—	179,074.17	352,002.83	3,280,090.68	3,632,093.51	(275,892.28)	1986	30 Years
Chestnut Glen	Abington, MA		6,700,822.79		1,178,964.91	7,881,139.12	—	106,250.97	1,178,964.91	7,987,390.09	9,166,355.00	(337,324.82)	1983	30 Years
Chestnut Hills	Puyallup, WA		—		756,300.00	6,806,634.86	—	445,731.92	756,300.00	7,252,366.78	8,008,666.78	(1,315,364.30)	1991	30 Years
Chicksaw Crossing	Orlando, FL		11,690,695.53		2,044,000.00	12,366,832.33	—	272,345.75	2,044,000.00	12,639,178.08	14,683,178.08	(1,575,450.42)	1986	30 Years
Chimneys	Charlotte, NC		—		907,100.00	8,154,673.96	—	571,079.25	907,100.00	8,725,753.21	9,632,853.21	(1,564,188.16)	1974	30 Years
Cierra Crest	Denver, CO		21,605,432.18		4,803,100.00	34,894,897.55	—	753,442.11	4,803,100.00	35,648,339.66	40,451,439.66	(5,194,934.18)	1996	30 Years
Cimarron Ridge	Aurora, CO		—		1,591,100.00	14,320,031.12	—	1,206,882.96	1,591,100.00	15,526,914.08	17,118,014.08	(3,038,325.18)	1984	30 Years
Claire Point	Jacksonville, FL		—		2,048,000.00	14,649,393.06	—	536,259.44	2,048,000.00	15,185,652.50	17,233,652.50	(1,862,292.39)	1986	30 Years
Clarion	Decatur, GA		—		1,504,300.00	13,537,919.35	—	444,558.05	1,504,300.00	13,982,477.40	15,486,777.40	(2,164,096.21)	1990	30 Years
Clarys Crossing	Columbia, MD		—		891,000.00	15,489,720.93	—	380,029.48	891,000.00	15,869,750.41	16,760,750.41	(1,867,682.80)	1984	30 Years
Classic, The	Stamford, CT		—		2,883,500.00	20,176,770.97	—	1,224,744.50	2,883,500.00	21,401,515.47	24,285,015.47	(3,215,008.85)	1990	30 Years
Clearlake Pines II	Cocoa, FL		867,335.76		119,279.73	1,050,834.38	—	84,160.86	119,279.73	1,134,995.24	1,254,274.97	(100,544.21)	1985	30 Years
Clearview I	Greenwood, IN		12,735.41		182,205.53	1,605,429.32	—	144,119.41	182,205.53	1,749,548.73	1,931,754.26	(157,393.20)	1986	30 Years
Clearview II	Greenwood, IN		—		226,963.05	1,999,791.79	—	121,814.64	226,963.05	2,121,606.43	2,348,569.48	(183,216.68)	1987	30 Years
Clearwater	Eastlake, OH		1,015,183.04		128,303.10	1,130,691.12	—	54,879.99	128,303.10	1,185,571.11	1,313,874.21	(100,681.91)	1986	30 Years
Cloisters on the Green	Lexington, KY		—		187,074.00	1,746,721.00	—	2,544,679.65	187,074.00	4,291,400.65	4,478,474.65	(3,472,981.46)	1974	30 Years
Club at Tanasbourne	Hillsboro, OR		11,547,930.62		3,521,300.00	16,257,934.39	—	1,350,988.86	3,521,300.00	17,608,923.25	21,130,223.25	(3,302,611.91)	1990	30 Years
Club at the Green	Beaverton, OR		—		2,030,950.00	12,616,747.23	—	799,604.68	2,030,950.00	13,416,351.91	15,447,301.91	(2,534,537.99)	1991	30 Years
Coach Lantern	Scarborough, ME		—		452,900.00	4,405,723.00	—	322,124.96	452,900.00	4,727,847.96	5,180,747.96	(705,843.75)	1971/1981	30 Years
Coachlight Village	Agawam, MA		2,096,516.00		501,725.60	3,353,932.93	—	22,238.92	501,725.60	3,376,171.85	3,877,897.45	(149,240.79)	1967	30 Years
Coachman Trails	Plymouth, MN		6,351,051.96		1,227,000.00	9,517,380.81	—	531,237.71	1,227,000.00	10,048,618.52	11,275,618.52	(1,321,656.11)	1987	30 Years
Cobblestone Village	Fresno, CA		6,000,000.00		315,000.00	4,592,303.30	—	29,570.78	315,000.00	4,621,874.08	4,936,874.08	(117,564.11)	1983	30 Years
Coconut Palm Club	Coconut Creek, GA		—		3,001,700.00	17,678,928.33	—	495,261.08	3,001,700.00	18,174,189.41	21,175,889.41	(2,479,483.53)	1992	30 Years
Colinas Pointe	Denver, CO		(E	)	1,587,400.00	14,285,902.00	—	455,239.76	1,587,400.00	14,741,141.76	16,328,541.76	(2,573,078.47)	1986	30 Years
Collier Ridge	Atlanta, GA		—		5,100,000.00	20,425,822.03	—	1,481,531.83	5,100,000.00	21,907,353.86	27,007,353.86	(2,220,363.81)	1980	30 Years
Colonial Village	Plainville,CT		3,584,186.00		693,575.43	4,636,409.75	—	70,240.68	693,575.43	4,706,650.43	5,400,225.86	(204,905.83)	1968	30 Years
Colony Place	Fort Myers, FL		—		1,500,000.00	20,920,274.21	—	399,976.85	1,500,000.00	21,320,251.06	22,820,251.06	(2,529,166.01)	1991	30 Years
Colony Woods	Birmingham, AL		—		1,657,300.00	21,787,685.65	—	399,360.34	1,657,300.00	22,187,045.99	23,844,345.99	(2,835,569.58)	1991/1994	30 Years
Concord Square (IN)	Kokomo, IN		—		123,246.64	1,085,962.20	—	35,707.13	123,246.64	1,121,669.33	1,244,915.97	(98,708.91)	1983	30 Years
Concord Square I (OH)	Mansfield, OH		1,203,906.57		164,124.19	1,446,312.98	—	114,184.73	164,124.19	1,560,497.71	1,724,621.90	(136,705.82)	1981/83	30 Years
Conway Court	Roslindale, MA		472,242.53		101,451.21	678,180.58	—	6,812.49	101,451.21	684,993.07	786,444.28	(32,491.75)	1920	30 Years
Conway Station	Orlando, FL		—		1,936,000.00	10,852,858.15	—	322,579.13	1,936,000.00	11,175,437.28	13,111,437.28	(1,379,992.75)	1987	30 Years
Copper Canyon	Highlands Ranch, CO		—		1,443,000.00	16,251,113.68	—	99,810.48	1,443,000.00	16,350,924.16	17,793,924.16	(1,636,856.09)	1999	30 Years
Copper Creek	Tempe, AZ		—		1,017,400.00	9,148,067.60	—	522,754.16	1,017,400.00	9,670,821.76	10,688,221.76	(1,706,348.40)	1984	30 Years
Copper Terrace	Orlando, FL		—		1,200,000.00	17,887,868.22	—	774,116.82	1,200,000.00	18,661,985.04	19,861,985.04	(2,279,024.26)	1989	30 Years
Copperfield	San Antonio, TX		—		791,200.00	7,121,171.12	—	870,703.91	791,200.00	7,991,875.03	8,783,075.03	(1,640,386.62)	1984	30 Years
Country Brook	Chandler, AZ		—		1,505,219.00	29,542,534.77	—	704,418.16	1,505,219.00	30,246,952.93	31,752,171.93	(4,452,374.87)	1986-1996	30 Years
Country Club Place (FL)	Pembroke Pines, FL		—		912,000.00	10,016,543.20	—	456,025.09	912,000.00	10,472,568.29	11,384,568.29	(1,325,821.33)	1987	30 Years
Country Club Village	Mill Creek, WA		—		1,150,500.00	10,352,178.59	—	673,856.59	1,150,500.00	11,026,035.18	12,176,535.18	(1,923,367.89)	1991	30 Years
Country Club Woods	Mobile, AL (U	)	4,096,210.72		230,090.89	5,561,463.88	—	357,550.58	230,090.89	5,919,014.46	6,149,105.35	(515,339.72)	1975	30 Years
Country Gables	Beaverton, OR		7,832,323.50		2,780,500.00	14,219,449.24	—	1,983,291.34	2,780,500.00	16,202,740.58	18,983,240.58	(2,912,374.18)	1991	30 Years

EQUITY RESIDENTIAL PROPERTIES TRUST
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2001

				Initial Cost to Company		Cost Capitalized Subsequent to (Improvements, net) (H)		Gross Amount Carried at Close of Period 12/31/01
Description													Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name	Location	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction
Country Oaks	Agoura Hills, CA	29,412,000.00		6,105,000.00	18,820,760.52	—	82,706.85	6,105,000.00	18,903,467.37	25,008,467.37	(377,387.02)	1985	30 Years
Country Place	Birmingham, AL (U)	1,768,319.30		75,562.14	1,817,198.29	—	128,940.70	75,562.14	1,946,138.99	2,021,701.13	(171,420.36)	1978	30 Years
Country Ridge	Farmington Hills, MI	(R	)	1,621,950.00	14,596,964.22	—	1,183,978.12	1,621,950.00	15,780,942.34	17,402,892.34	(3,405,205.23)	1986	30 Years
Countryside I	Daytona Beach, FL	—		136,664.58	1,204,163.85	—	155,455.66	136,664.58	1,359,619.51	1,496,284.09	(126,653.90)	1982	30 Years
Countryside II	Daytona Beach, FL	—		234,633.36	2,067,375.58	—	108,105.13	234,633.36	2,175,480.71	2,410,114.07	(190,028.11)	1982	30 Years
Countryside III (REIT)	Daytona Beach, FL	411,550.86		80,000.00	719,868.20	—	23,302.17	80,000.00	743,170.37	823,170.37	(27,984.54)	1983	30 Years
Countryside Manor	Douglasville, GA	—		298,186.45	2,627,347.60	—	193,067.43	298,186.45	2,820,415.03	3,118,601.48	(245,574.50)	1985	30 Years
Coventry at Cityview	Fort Worth, TX	—		2,160,000.00	23,072,847.21	—	514,073.48	2,160,000.00	23,586,920.69	25,746,920.69	(2,751,953.27)	1996	30 Years
Creekside (San Mateo)	San Mateo, CA	13,792,552.98		9,606,600.00	21,193,231.54	—	402,114.55	9,606,600.00	21,595,346.09	31,201,946.09	(2,694,957.33)	1985	30 Years
Creekside Homes at Legacy	Plano. TX	—		4,560,000.00	32,275,747.98	—	316,425.53	4,560,000.00	32,592,173.51	37,152,173.51	(3,731,549.51)	1998	30 Years
Creekside Village	Mountlake Terrace, WA	14,027,592.72		2,807,600.00	25,270,593.68	—	1,884,502.01	2,807,600.00	27,155,095.69	29,962,695.69	(7,404,266.52)	1987	30 Years
Creekwood	Charlotte, NC	—		1,861,700.00	16,740,568.56	—	1,150,808.82	1,861,700.00	17,891,377.38	19,753,077.38	(2,883,762.92)	1987-1990	30 Years
Crescent at Cherry Creek	Denver, CO	(E	)	2,594,000.00	15,149,469.76	—	437,097.44	2,594,000.00	15,586,567.20	18,180,567.20	(2,381,463.28)	1994	30 Years
Cross Creek	Matthews, NC	12,362,346.39		3,151,600.00	20,295,924.81	—	593,541.30	3,151,600.00	20,889,466.11	24,041,066.11	(2,814,022.58)	1989	30 Years
Crosswinds	St. Petersburg, FL	—		1,561,200.00	5,756,821.52	—	678,233.79	1,561,200.00	6,435,055.31	7,996,255.31	(1,311,668.76)	1986	30 Years
Crown Court	Scottsdale, AZ	14,787,000.00		3,156,600.00	28,414,599.11	—	1,477,844.23	3,156,600.00	29,892,443.34	33,049,043.34	(5,265,668.42)	1987	30 Years
Crystal Creek	Phoenix, AZ	—		953,500.00	8,581,704.26	—	1,022,260.58	953,500.00	9,603,964.84	10,557,464.84	(2,622,420.02)	1985	30 Years
Crystal Village	Attleboro, MA	—		1,369,000.00	4,989,028.15	—	611,504.80	1,369,000.00	5,600,532.95	6,969,532.95	(883,172.54)	1974	30 Years
Cypress	Panama City, FL	1,380,545.57		171,882.34	1,514,635.71	—	84,976.32	171,882.34	1,599,612.03	1,771,494.37	(147,687.81)	1985	30 Years
Cypress Point	Las Vegas, NV	—		959,690.00	8,636,550.62	—	1,148,009.75	959,690.00	9,784,560.37	10,744,250.37	(2,878,287.33)	1989	30 Years
Daniel Court	Cincinnati, OH	2,278,701.39		334,100.71	2,943,516.33	—	447,785.44	334,100.71	3,391,301.77	3,725,402.48	(310,436.57)	1985	30 Years
Dartmouth Place I	Kent, OH	—		151,770.96	1,337,421.54	—	134,082.67	151,770.96	1,471,504.21	1,623,275.17	(124,105.93)	1982	30 Years
Dartmouth Place II	Kent, OH	—		130,101.56	1,146,336.54	—	59,891.04	130,101.56	1,206,227.58	1,336,329.14	(102,514.95)	1986	30 Years
Dartmouth Woods	Lakewood, CO	(R	)	1,609,800.00	10,832,754.24	—	462,430.30	1,609,800.00	11,295,184.54	12,904,984.54	(1,967,354.33)	1990	30 Years
Dean Estates	Taunton, MA	—		498,079.65	3,329,560.49	—	29,964.66	498,079.65	3,359,525.15	3,857,604.80	(142,858.22)	1984	30 Years
Dean Estates II	Cranston, RI	1,225,289.00		308,456.89	2,061,971.13	—	64,487.11	308,456.89	2,126,458.24	2,434,915.13	(92,322.20)	1970	30 Years
Deerbrook	Jacksonville, FL	—		1,008,000.00	8,845,716.24	—	436,334.23	1,008,000.00	9,282,050.47	10,290,050.47	(1,175,326.31)	1983	30 Years
Deerfield	Denver, CO	9,100,000.00		1,260,000.00	7,405,292.37	—	171,539.40	1,260,000.00	7,576,831.77	8,836,831.77	(169,303.65)	1983	30 Years
Deerwood (Corona)	Corona, CA	—		4,742,200.00	20,272,892.01	—	780,618.84	4,742,200.00	21,053,510.85	25,795,710.85	(3,403,082.29)	1992	30 Years
Deerwood (FL)	Eustis, FL	849,268.96		114,948.15	1,012,818.51	—	72,143.38	114,948.15	1,084,961.89	1,199,910.04	(99,381.36)	1982	30 Years
Deerwood (SD)	San Diego, CA	—		2,082,095.00	18,739,815.37	—	3,724,410.67	2,082,095.00	22,464,226.04	24,546,321.04	(6,988,960.64)	1990	30 Years
Deerwood Meadows	Greensboro, NC	—		986,743.00	7,204,361.73	—	907,060.03	986,743.00	8,111,421.76	9,098,164.76	(2,824,839.37)	1986	30 Years
Defoor Village	Atlanta, GA	—		2,966,400.00	10,570,210.33	—	187,906.28	2,966,400.00	10,758,116.61	13,724,516.61	(1,390,503.59)	1997	30 Years
Desert Sands	Phoenix, AZ	—		1,481,050.00	13,390,248.53	—	1,466,584.77	1,481,050.00	14,856,833.30	16,337,883.30	(3,464,327.64)	1982	30 Years
Dogwood Glen I	Indianpolis, IN	1,714,132.81		240,854.78	2,122,193.09	—	124,068.44	240,854.78	2,246,261.53	2,487,116.31	(200,150.17)	1986	30 Years
Dogwood Glen II	Indianpolis, IN	1,318,760.27		202,396.77	1,783,336.09	—	116,984.20	202,396.77	1,900,320.29	2,102,717.06	(172,493.26)	1987	30 Years
Dos Caminos	Scottsdale, AZ	—		1,727,900.00	15,567,778.26	—	950,809.55	1,727,900.00	16,518,587.81	18,246,487.81	(2,971,904.40)	1983	30 Years
Dover Place I	Eastlake, OH	—		244,293.77	2,152,494.39	—	132,792.82	244,293.77	2,285,287.21	2,529,580.98	(192,289.20)	1982	30 Years
Dover Place II	Eastlake, OH	1,585,455.70		230,895.36	2,034,241.71	—	52,689.67	230,895.36	2,086,931.38	2,317,826.74	(170,468.89)	1983	30 Years
Dover Place III	Eastlake, OH	751,191.79		119,835.15	1,055,878.24	—	12,529.01	119,835.15	1,068,407.25	1,188,242.40	(86,761.06)	1983	30 Years
Dover Place IV	Eastlake, OH	1,824,322.83		261,911.97	2,307,729.91	—	30,452.65	261,911.97	2,338,182.56	2,600,094.53	(191,431.97)	1986	30 Years
Driftwood	Atlantic Beach, FL	346,205.63		126,357.35	1,113,430.46	—	132,858.30	126,357.35	1,246,288.76	1,372,646.11	(114,628.47)	1985	30 Years
Duraleigh Woods	Raleigh, NC	—		1,629,000.00	19,917,749.59	—	1,356,498.56	1,629,000.00	21,274,248.15	22,903,248.15	(2,655,814.12)	1987	30 Years
Eagle Canyon	Chino Hills, CA	—		1,808,900.00	16,274,360.96	—	582,643.61	1,808,900.00	16,857,004.57	18,665,904.57	(3,360,481.22)	1985	30 Years
East Pointe	Charlotte, NC	8,965,900.05		1,365,900.00	12,295,246.21	—	1,490,854.60	1,365,900.00	13,786,100.81	15,152,000.81	(4,376,436.85)	1987	30 Years
Eastbridge	Dallas, TX	9,190,320.85		3,520,000.00	11,837,231.21	—	1,130.23	3,520,000.00	11,838,361.44	15,358,361.44	(79,656.11)	1998	30 Years
Edgewater	Bakersfield, CA	11,988,000.00		580,000.00	9,950,311.30	—	82,807.56	580,000.00	10,033,118.86	10,613,118.86	(232,206.78)	1984	30 Years
Edgewood	Woodinville, WA	5,455,157.84		1,070,100.00	9,632,980.07	—	808,819.31	1,070,100.00	10,441,799.38	11,511,899.38	(2,898,804.43)	1986	30 Years
Elmtree Park I	Indianpolis, IN	1,445,563.90		157,687.17	1,389,620.78	—	142,203.32	157,687.17	1,531,824.10	1,689,511.27	(140,466.82)	1986	30 Years
Elmtree Park II	Indianpolis, IN	908,782.97		114,114.14	1,005,454.90	—	85,028.36	114,114.14	1,090,483.26	1,204,597.40	(104,506.85)	1987	30 Years
Elmwood (GA)	Marietta, GA	—		183,756.45	1,619,094.62	—	67,026.91	183,756.45	1,686,121.53	1,869,877.98	(144,337.16)	1984	30 Years
Elmwood I (FL)	W. Palm Beach, FL	316,201.53		163,388.66	1,439,632.14	—	42,931.66	163,388.66	1,482,563.80	1,645,952.46	(126,460.26)	1984	30 Years
Elmwood II (FL)	W. Palm Beach, FL	1,301,033.55		179,743.41	1,582,960.29	—	81,684.71	179,743.41	1,664,645.00	1,844,388.41	(139,385.69)	1984	30 Years
Emerald Bay	Winter Park, FL	—		2,161,600.00	13,550,753.15	—	1,315,093.79	2,161,600.00	14,865,846.94	17,027,446.94	(2,532,535.23)	1972	30 Years
Emerald Place	Bermuda Dunes, CA	—		956,500.00	8,609,599.40	—	936,417.13	956,500.00	9,546,016.53	10,502,516.53	(2,931,635.32)	1988	30 Years
Emerson Place Combined	Boston, MA	—		14,855,000.00	57,566,635.65	—	5,834,512.47	14,855,000.00	63,401,148.12	78,256,148.12	(8,323,050.84)	1962	30 Years
Enclave, The	Tempe, AZ	(M	)	1,500,192.00	19,281,398.59	—	265,117.51	1,500,192.00	19,546,516.10	21,046,708.10	(2,819,908.38)	1994	30 Years
English Hills	Charlotte, NC	—		1,260,000.00	12,554,291.22	—	439,943.01	1,260,000.00	12,994,234.23	14,254,234.23	(1,630,291.06)	1984	30 Years
Esprit Del Sol	Solana Beach, CA	—		5,111,200.00	11,910,438.14	—	450,120.61	5,111,200.00	12,360,558.75	17,471,758.75	(1,557,667.17)	1986	30 Years
Essex Place	Overland Park, KS	—		1,835,400.00	16,513,585.66	—	2,892,803.06	1,835,400.00	19,406,388.72	21,241,788.72	(5,916,882.12)	1970-84	30 Years
Essex Place (FL)	Tampa, FL	—		1,188,000.00	7,106,384.37	—	399,822.92	1,188,000.00	7,506,207.29	8,694,207.29	(940,153.01)	1989	30 Years
Ethans Glen III	Kansas City, MO	2,364,258.00		246,500.00	2,223,049.34	—	157,122.46	246,500.00	2,380,171.80	2,626,671.80	(391,138.27)	1990	30 Years
Ethans Ridge I	Kansas City, MO	16,216,607.00		1,948,300.00	17,573,969.73	—	1,361,740.53	1,948,300.00	18,935,710.26	20,884,010.26	(3,004,478.92)	1988	30 Years
Ethans Ridge II	Kansas City, MO	10,981,324.00		1,468,134.66	13,183,141.26	—	687,111.08	1,468,134.66	13,870,252.34	15,338,387.00	(2,137,289.75)	1990	30 Years
Fairfield Combined	Stamford, CT	—		6,510,200.00	39,690,120.06	—	374,970.60	6,510,200.00	40,065,090.66	46,575,290.66	(5,253,325.06)	1996	30 Years
Fairland Gardens	Silver Spring, MD	—		6,000,000.00	19,972,183.10	—	1,013,030.29	6,000,000.00	20,985,213.39	26,985,213.39	(2,243,961.25)	1981	30 Years
Farmington Gates	Germantown, TN	—		973,797.81	8,786,179.80	—	657,903.37	973,797.81	9,444,083.17	10,417,880.98	(1,553,885.00)	1976	30 Years
Farnham Park	Houston, TX	11,115,950.95		1,512,600.00	14,233,759.62	—	309,623.65	1,512,600.00	14,543,383.27	16,055,983.27	(2,091,518.24)	1996	30 Years
Feather River	Stockton, CA	4,867,000.00		770,000.00	3,777,440.43	—	19,154.22	770,000.00	3,796,594.65	4,566,594.65	(95,131.54)	1981	30 Years
Fernbrook Townhomes	Plymouth, MN	5,115,294.24		580,100.00	6,683,692.61	—	152,629.20	580,100.00	6,836,321.81	7,416,421.81	(843,763.67)	1993	30 Years
Fielder Crossing	Arlington, TX	3,291,696.20		718,100.00	3,933,387.18	—	107,615.11	718,100.00	4,041,002.29	4,759,102.29	(563,088.45)	1980	30 Years
Fireside Park	Rockville, MD	8,446,240.01		4,248,000.00	10,136,319.94	—	507,686.80	4,248,000.00	10,644,006.74	14,892,006.74	(1,201,821.87)	1961	30 Years
Forest Glen	Pensacola, FL	—		161,548.49	1,423,618.28	—	166,288.09	161,548.49	1,589,906.37	1,751,454.86	(148,834.26)	1986	30 Years
Forest Place	Tampa, FL	10,518,928.41		1,708,000.00	8,612,028.53	—	404,644.23	1,708,000.00	9,016,672.76	10,724,672.76	(1,207,467.24)	1985	30 Years
Forest Ridge I & II	Arlington, TX	16,541,000.00		2,362,700.00	21,263,294.52	—	1,790,156.25	2,362,700.00	23,053,450.77	25,416,150.77	(5,497,325.73)	1984/85	30 Years
Forest Village	Macon, GA	—		224,021.80	1,973,876.21	—	151,163.22	224,021.80	2,125,039.43	2,349,061.23	(177,941.31)	1983	30 Years
Forsythia Court (KY)	Louisville, KY	1,871,305.79		279,450.32	2,462,186.82	—	146,427.00	279,450.32	2,608,613.82	2,888,064.14	(221,392.92)	1985	30 Years
Forsythia Court (MD)	Abingdon, MD	2,037,566.70		251,955.21	2,220,099.99	—	170,899.19	251,955.21	2,390,999.18	2,642,954.39	(205,158.06)	1986	30 Years
Forsythia Court II (MD)	Abingdon, MD	—		239,833.55	2,113,338.95	—	161,903.92	239,833.55	2,275,242.87	2,515,076.42	(194,694.20)	1987	30 Years
Fountain Creek	Phoenix, AZ	—		686,500.00	6,177,919.79	—	799,116.37	686,500.00	6,977,036.16	7,663,536.16	(1,859,581.07)	1984	30 Years
Fountain Place I	Eden Prairie, MN	24,653,106.00		2,405,068.29	21,694,116.90	—	709,689.04	2,405,068.29	22,403,805.94	24,808,874.23	(3,440,818.48)	1989	30 Years
Fountain Place II	Eden Prairie, MN	12,600,000.00		1,231,349.55	11,095,333.38	—	274,954.71	1,231,349.55	11,370,288.09	12,601,637.64	(1,711,312.53)	1989	30 Years
Fountainhead I	San Antonio, TX	(P	)	1,205,816.00	5,200,240.60	—	247,027.09	1,205,816.00	5,447,267.69	6,653,083.69	(2,997,973.14)	1985/1987	30 Years
Fountainhead II	San Antonio, TX	(P	)	1,205,817.00	4,529,801.24	—	888,864.65	1,205,817.00	5,418,665.89	6,624,482.89	(2,799,867.17)	1985/1987	30 Years
Fountainhead III	San Antonio, TX	(P	)	1,205,816.00	4,399,092.50	—	889,508.69	1,205,816.00	5,288,601.19	6,494,417.19	(2,505,397.67)	1985/1987	30 Years
Fountains at Flamingo	Las Vegas, NV	15,384,000.00		3,183,100.00	28,650,075.52	—	1,625,362.39	3,183,100.00	30,275,437.91	33,458,537.91	(7,971,868.31)	1989-91	30 Years
Four Lakes	Lisle, IL	—		2,150,959.00	6,811,631.00	—	11,024,239.38	2,150,959.00	17,835,870.38	19,986,829.38	(14,602,233.05)	1968/1988*	30 Years
Four Lakes 5	Lisle, IL	(P	)	600,000.00	19,186,686.01	—	1,597,961.57	600,000.00	20,784,647.58	21,384,647.58	(9,692,038.00)	1968/1988*	30 Years
Four Lakes Athletic Club	Lisle, IL	—		50,000.00	153,488.68	—	5,700.00	50,000.00	159,188.68	209,188.68	(12,896.80)	N/A	30 Years
Four Lakes Condo	Lisle, IL	—		640,000.00	5,775,680.00	—	696,245.81	640,000.00	6,471,925.81	7,111,925.81	(49,924.23)	1972	30 Years
Four Lakes Leasing Center	Lisle, IL	—		50,000.00	152,815.00	—	31,396.76	50,000.00	184,211.76	234,211.76	(23,053.30)	N/A	30 Years
Four Winds	Fall River, MA	6,004,919.00		1,370,842.90	9,163,804.20	—	166,435.05	1,370,842.90	9,330,239.25	10,701,082.15	(394,990.73)	1987	30 Years
Fox Hill Apartments	Enfield, CT	5,553,940.00		1,129,018.28	7,547,256.07	—	102,379.84	1,129,018.28	7,649,635.91	8,778,654.19	(334,629.02)	1974	30 Years
Fox Hill Commons	Vernon, CT	2,195,541.00		478,502.81	3,198,693.32	—	38,474.89	478,502.81	3,237,168.21	3,715,671.02	(142,361.73)	1965	30 Years
Fox Ridge	Englewood, CO	20,300,000.00		2,490,000.00	17,139,840.18	—	145,197.30	2,490,000.00	17,285,037.48	19,775,037.48	(361,784.70)	1984	30 Years
Fox Run (WA)	Federal Way, WA	—		639,700.00	5,765,017.82	—	673,212.53	639,700.00	6,438,230.35	7,077,930.35	(1,973,911.26)	1988	30 Years
Foxcroft	Scarborough, ME	—		523,400.00	4,527,408.97	—	315,999.33	523,400.00	4,843,408.30	5,366,808.30	(737,464.98)	1977/1979	30 Years
Foxhaven	Canton, OH	1,750,573.82		256,820.91	2,263,172.10	—	213,249.51	256,820.91	2,476,421.61	2,733,242.52	(216,766.30)	1986	30 Years
Foxton (MI)	Monroe, MI	864,702.88		156,362.50	1,377,823.99	—	56,203.48	156,362.50	1,434,027.47	1,590,389.97	(122,012.77)	1983	30 Years
Foxton II (OH)	Dayton, OH	1,331,234.03		165,805.54	1,460,832.47	—	72,607.34	165,805.54	1,533,439.81	1,699,245.35	(136,367.34)	1983	30 Years
Garden Court	Detriot, MI	2,066,137.71		351,531.69	3,096,890.33	—	99,598.22	351,531.69	3,196,488.55	3,548,020.24	(264,651.57)	1988	30 Years
Garden Lake	Riverdale, GA	—		1,466,900.00	13,186,716.06	—	527,116.23	1,466,900.00	13,713,832.29	15,180,732.29	(2,263,179.25)	1991	30 Years
Garden Terrace I	Tampa, FL	570,856.56		93,143.89	820,699.22	—	97,718.23	93,143.89	918,417.45	1,011,561.34	(91,759.26)	1981	30 Years
Garden Terrace II	Tampa, FL	652,407.24		97,119.68	855,730.21	—	68,822.37	97,119.68	924,552.58	1,021,672.26	(92,127.40)	1982	30 Years
Gatehouse at Pine Lake	Pembroke Pines, FL	—		1,896,600.00	17,070,794.56	—	890,924.07	1,896,600.00	17,961,718.63	19,858,318.63	(3,517,736.06)	1990	30 Years
Gatehouse on the Green	Plantation, FL	—		2,228,200.00	20,056,270.22	—	1,128,831.20	2,228,200.00	21,185,101.42	23,413,301.42	(4,158,929.71)	1990	30 Years
Gates at Carlson Center	Minnetonka, MN	(N	)	4,355,200.00	23,802,816.77	—	931,858.52	4,355,200.00	24,734,675.29	29,089,875.29	(3,542,037.40)	1989	30 Years

Gates of Redmond	Redmond, WA	5,958,096.79		2,306,100.00	12,080,659.89	—	453,111.36	2,306,100.00	12,533,771.25	14,839,871.25	(2,065,711.91)	1979	30 Years
Gateway Villas	Scottsdale, AZ	—		1,431,048.00	14,926,832.51	—	248,510.12	1,431,048.00	15,175,342.63	16,606,390.63	(2,205,923.50)	1995	30 Years
Geary Court Yard	San Francisco, CA	17,693,865.00		1,722,400.00	15,471,429.16	—	606,012.46	1,722,400.00	16,077,441.62	17,799,841.62	(2,348,924.67)	1990	30 Years
Georgian Woods Combined (REIT)	Wheaton, MD	18,199,053.89		5,038,400.00	28,837,368.82	—	2,902,987.97	5,038,400.00	31,740,356.79	36,778,756.79	(7,423,778.81)	1967	30 Years
Glastonbury Center	Glastonbury, CT	4,182,834.75		852,606.10	5,699,497.28	—	195,908.82	852,606.10	5,895,406.10	6,748,012.20	(249,531.28)	1962	30 Years
Glen Arm Manor	Albany, GA	1,129,280.92		166,498.48	1,466,883.08	—	81,798.74	166,498.48	1,548,681.82	1,715,180.30	(136,851.93)	1986	30 Years
Glen Eagle	Greenville, SC	—		835,900.00	7,523,243.58	—	255,923.46	835,900.00	7,779,167.04	8,615,067.04	(1,297,575.47)	1990	30 Years
Glen Grove	Wellesley, MA	5,594,851.98		1,344,601.04	8,988,382.70	—	76,182.76	1,344,601.04	9,064,565.46	10,409,166.50	(380,751.58)	1979	30 Years
Glen Meadow	Franklin, MA	2,451,816.13		2,339,330.34	15,637,944.47	—	881,423.21	2,339,330.34	16,519,367.68	18,858,698.02	(741,956.79)	1971	30 Years
GlenGarry Club	Bloomingdale, IL	(N	)	3,129,700.00	15,807,888.64	—	986,520.05	3,129,700.00	16,794,408.69	19,924,108.69	(2,479,330.80)	1989	30 Years
Glenlake	Glendale Heights. IL	14,845,000.00		5,041,700.00	16,671,969.86	—	2,850,177.27	5,041,700.00	19,522,147.13	24,563,847.13	(2,858,616.79)	1988	30 Years
Glenwood Village	Macon, GA	1,065,204.87		167,778.79	1,478,613.98	—	86,845.40	167,778.79	1,565,459.38	1,733,238.17	(138,652.09)	1986	30 Years
Gosnold Grove	East Falmouth, MA	680,657.99		124,295.62	830,890.76	—	36,541.11	124,295.62	867,431.87	991,727.49	(42,355.30)	1978	30 Years
Governor's Pointe	Roswell, GA	(E	)	3,746,600.00	24,511,111.56	—	1,584,845.41	3,746,600.00	26,095,956.97	29,842,556.97	(4,318,529.81)	1982-1986	30 Years
Granada Highlands	Malden, MA	—		28,210,000.00	99,944,576.46	—	2,018,235.31	28,210,000.00	101,962,811.77	130,172,811.77	(7,831,599.03)	1972	30 Years
Grand Reserve	Woodbury, MN	—		4,728,000.00	49,541,641.99	—	96,312.55	4,728,000.00	49,637,954.54	54,365,954.54	(1,468,328.62)	2000	30 Years
Grandview I & II	Las Vegas, NV	—		2,333,300.00	15,527,831.02	—	868,936.04	2,333,300.00	16,396,767.06	18,730,067.06	(2,247,142.23)	1980	30 Years
Greenbriar (AL)	Montgomery, AL (U)	1,683,614.86		94,355.62	2,051,619.25	—	101,901.74	94,355.62	2,153,520.99	2,247,876.61	(186,132.99)	1979	30 Years
Greenbriar Glen	Altlanta, GA	1,487,167.77		227,701.24	2,006,246.10	—	36,808.10	227,701.24	2,043,054.20	2,270,755.44	(171,677.67)	1988	30 Years
Greenfield Village	Rocky Hill, CT	—		911,534.03	6,093,418.42	—	48,098.78	911,534.03	6,141,517.20	7,053,051.23	(271,453.96)	1965	30 Years
Greengate	Marietta, GA	—		132,978.82	1,526,005.00	—	1,505,449.60	132,978.82	3,031,454.60	3,164,433.42	(2,141,277.57)	1971	30 Years
Greengate (FL)	W. Palm Beach, FL	2,637,108.29		2,500,000.00	1,615,858.84	—	169,699.23	2,500,000.00	1,785,558.07	4,285,558.07	(105,450.03)	1987	30 Years
Greenglen (Day)	Dayton, OH	—		204,289.28	1,800,172.18	—	106,232.03	204,289.28	1,906,404.21	2,110,693.49	(167,175.07)	1983	30 Years
Greenglen II (Tol)	Toledo, OH	786,078.73		162,263.62	1,429,719.33	—	35,912.63	162,263.62	1,465,631.96	1,627,895.58	(124,489.71)	1982	30 Years
Greenhaven	Union City, CA	10,594,614.29		7,507,000.00	15,210,398.75	—	802,216.46	7,507,000.00	16,012,615.21	23,519,615.21	(2,022,588.65)	1983	30 Years
Greenhouse — Frey Road	Kennesaw, GA	(P	)	2,467,200.00	22,187,443.25	—	2,114,166.73	2,467,200.00	24,301,609.98	26,768,809.98	(7,024,985.13)	1985	30 Years
Greenhouse — Holcomb Bridge	Alpharetta, GA	(P	)	2,143,300.00	19,291,427.17	—	2,171,696.47	2,143,300.00	21,463,123.64	23,606,423.64	(6,240,479.46)	1985	30 Years
Greenhouse — Roswell	Roswell, GA	(P	)	1,220,000.00	10,974,727.39	—	1,272,107.62	1,220,000.00	12,246,835.01	13,466,835.01	(3,643,395.57)	1985	30 Years
Greentree 1	Glen Burnie, MD	11,338,969.78		3,912,968.00	11,784,020.85	—	1,026,357.99	3,912,968.00	12,810,378.84	16,723,346.84	(1,343,056.71)	1973	30 Years
Greentree 2	Glen Burnie, MD	—		2,700,000.00	8,246,736.65	—	523,629.39	2,700,000.00	8,770,366.04	11,470,366.04	(852,812.13)	1973	30 Years
Greentree 3	Glen Burnie, MD	6,978,865.97		2,380,443.00	7,270,294.04	—	405,726.12	2,380,443.00	7,676,020.16	10,056,463.16	(767,993.70)	1973	30 Years
Greentree I (GA) (REIT)	Thomasville, GA	672,543.75		84,750.00	762,659.20	—	28,234.75	84,750.00	790,893.95	875,643.95	(30,982.73)	1983	30 Years
Greentree II (GA) (REIT)	Thomasville, GA	505,013.62		81,000.00	729,283.17	—	31,528.82	81,000.00	760,811.99	841,811.99	(28,200.88)	1984	30 Years
Greenwood Village	Tempe, AZ	—		2,118,781.00	17,274,215.96	—	767,632.12	2,118,781.00	18,041,848.08	20,160,629.08	(2,828,220.28)	1984	30 Years
Grey Eagle	Taylors, SC	—		727,600.00	6,547,650.42	—	206,570.85	727,600.00	6,754,221.27	7,481,821.27	(1,116,952.54)	1991	30 Years
Greystone	Atlanta, GA	—		2,252,000.00	5,204,900.59	—	1,484,737.95	2,252,000.00	6,689,638.54	8,941,638.54	(1,090,154.96)	1960	30 Years
Gwinnett Crossing	Duluth, GA	—		2,632,000.00	32,016,495.96	—	1,263,910.01	2,632,000.00	33,280,405.97	35,912,405.97	(4,043,366.96)	1989/90	30 Years
Hall Place	Quincy, MA	—		3,150,800.00	5,121,949.51	—	239,438.90	3,150,800.00	5,361,388.41	8,512,188.41	(612,714.61)	1998	30 Years
Hammock's Place	Miami, FL	(F	)	319,180.00	12,513,466.73	—	1,085,003.23	319,180.00	13,598,469.96	13,917,649.96	(4,214,311.23)	1986	30 Years
Hampshire II	Elyria, OH	837,743.64		126,231.36	1,112,035.85	—	56,045.76	126,231.36	1,168,081.61	1,294,312.97	(99,598.24)	1981	30 Years
Hamptons	Puyallup, WA	—		1,119,200.00	10,075,844.29	—	455,485.51	1,119,200.00	10,531,329.80	11,650,529.80	(1,916,204.62)	1991	30 Years
Harbinwood	Norcross, GA	1,568,827.19		236,760.99	2,086,122.35	—	101,096.66	236,760.99	2,187,219.01	2,423,980.00	(187,731.23)	1985	30 Years
Harbor Pointe	Milwaukee, WI	12,000,000.00		2,979,800.00	22,096,545.77	—	1,929,877.44	2,979,800.00	24,026,423.21	27,006,223.21	(3,771,121.64)	1970/1990	30 Years
Harborview	Rancho Palos Verdes, CA	—		6,402,500.00	12,627,346.89	—	542,398.93	6,402,500.00	13,169,745.82	19,572,245.82	(2,338,317.09)	1985	30 Years
Harbour Town	Boca Raton, FL	—		11,760,000.00	20,190,752.11	—	1,537,708.74	11,760,000.00	21,728,460.85	33,488,460.85	(1,169,686.18)	1985	30 Years
Harrison Park	Tucson, AZ	—		1,265,094.00	16,342,321.80	—	509,620.78	1,265,094.00	16,851,942.58	18,117,036.58	(2,605,702.03)	1985	30 Years
Hartwick	Tipton, IN	120,687.56		123,790.52	1,090,729.42	—	64,637.61	123,790.52	1,155,367.03	1,279,157.55	(103,849.80)	1982	30 Years
Harvest Grove	Conyers, GA	—		752,000.00	18,717,899.36	—	394,173.63	752,000.00	19,112,072.99	19,864,072.99	(2,327,212.62)	1986	30 Years
Harvest Grove I	Gahanna, OH	1,590,836.98		170,334.08	1,500,231.87	—	155,606.10	170,334.08	1,655,837.97	1,826,172.05	(147,057.00)	1986	30 Years
Harvest Grove II	Gahanna, OH	1,037,670.47		148,791.56	1,310,817.80	—	31,888.54	148,791.56	1,342,706.34	1,491,497.90	(115,146.49)	1987	30 Years
Hatcherway	Waycross, GA	723,571.64		96,885.44	853,716.34	—	161,796.37	96,885.44	1,015,512.71	1,112,398.15	(96,186.52)	1986	30 Years
Hathaway	Long Beach, CA	—		2,512,500.00	22,611,911.55	—	1,204,900.44	2,512,500.00	23,816,811.99	26,329,311.99	(5,630,849.45)	1987	30 Years
Hayfield Park	Burlington, KY	1,545,719.46		261,456.81	2,303,394.44	—	148,468.11	261,456.81	2,451,862.55	2,713,319.36	(206,260.62)	1986	30 Years
Haywood Pointe	Greenville, SC	—		480,000.00	9,163,270.88	—	416,704.52	480,000.00	9,579,975.40	10,059,975.40	(1,175,520.26)	1985	30 Years
Hearthstone	San Antonio, TX	—		1,035,900.00	3,525,388.03	—	1,207,992.39	1,035,900.00	4,733,380.42	5,769,280.42	(1,682,919.24)	1982	30 Years
Heathmoore (Eva)	Evansville, IN	1,114,476.27		162,374.53	1,430,746.53	—	124,164.53	162,374.53	1,554,911.06	1,717,285.59	(133,743.02)	1984	30 Years
Heathmoore (KY)	Louisville, KY	893,567.76		156,839.84	1,381,729.91	—	55,433.64	156,839.84	1,437,163.55	1,594,003.39	(124,253.08)	1983	30 Years
Heathmoore (MI)	Clinton Twp., MI	1,675,538.58		227,105.01	2,001,242.63	—	109,552.97	227,105.01	2,110,795.60	2,337,900.61	(185,534.41)	1983	30 Years
Heathmoore I (IN)	Indianapolis, IN	1,200,338.20		144,556.70	1,273,702.04	—	114,811.04	144,556.70	1,388,513.08	1,533,069.78	(126,158.46)	1983	30 Years
Heathmoore I (MI)	Canton, MI	1,532,026.10		232,063.87	2,044,226.60	—	121,783.04	232,063.87	2,166,009.64	2,398,073.51	(184,338.43)	1986	30 Years
Heathmoore II (MI)	Canton, MI	—		170,432.57	1,501,696.63	—	75,872.66	170,432.57	1,577,569.29	1,748,001.86	(134,997.43)	1986	30 Years
Heritage Green	Sturbridge, MA	3,799,188.13		835,313.22	5,583,897.92	—	28,862.31	835,313.22	5,612,760.23	6,448,073.45	(245,095.33)	1974	30 Years
Heritage, The	Phoenix, AZ	—		1,211,205.00	13,136,903.36	—	290,612.86	1,211,205.00	13,427,516.22	14,638,721.22	(1,985,212.77)	1995	30 Years
Heron Cove	Coral Springs, FL	—		823,000.00	8,114,761.58	—	765,354.85	823,000.00	8,880,116.43	9,703,116.43	(2,618,602.04)	1987	30 Years
Heron Pointe	Boynton Beach, FL	—		1,546,700.00	7,774,676.05	—	664,682.52	1,546,700.00	8,439,358.57	9,986,058.57	(1,663,404.41)	1989	30 Years
Heron Pointe (Atl)	Atlantic Beach, FL	1,577,155.10		214,332.10	1,888,814.41	—	200,993.17	214,332.10	2,089,807.58	2,304,139.68	(197,743.96)	1986	30 Years
Heron Run	Plantation, FL	—		917,800.00	9,006,476.14	—	943,087.56	917,800.00	9,949,563.70	10,867,363.70	(2,989,284.41)	1987	30 Years
Heronwood (REIT)	Ft. Myers, FL	1,223,389.22		146,100.00	1,315,210.70	—	20,524.17	146,100.00	1,335,734.87	1,481,834.87	(49,723.86)	1982	30 Years
Hessian Hills	Charlottesville, VA (U)	5,213,954.29		181,229.43	5,024,414.55	—	183,873.99	181,229.43	5,208,288.54	5,389,517.97	(427,362.38)	1966	30 Years
Hickory Creek	Richmond, VA	—		1,323,000.00	18,520,609.01	—	585,841.38	1,323,000.00	19,106,450.39	20,429,450.39	(2,309,829.73)	1984	30 Years
Hickory Mill	Hillard, OH	1,015,317.48		161,714.41	1,424,682.19	—	99,133.63	161,714.41	1,523,815.82	1,685,530.23	(139,302.27)	1980	30 Years
Hickory Mill I	Hurricane, WV	912,161.28		129,186.80	1,138,301.52	—	56,481.41	129,186.80	1,194,782.93	1,323,969.73	(103,803.53)	1983	30 Years
Hickory Place	Gainesville, GL	1,306,531.16		192,453.32	1,695,454.44	—	177,463.68	192,453.32	1,872,918.12	2,065,371.44	(167,879.06)	1983	30 Years
Hickory Ridge	Greenville, SC	—		288,200.00	2,591,929.81	—	343,995.27	288,200.00	2,935,925.08	3,224,125.08	(528,448.60)	1968	30 Years
Hidden Acres	Sarasota, FL	1,612,777.42		253,138.81	2,230,578.76	—	117,765.70	253,138.81	2,348,344.46	2,601,483.27	(205,288.30)	1987	30 Years
Hidden Lake	Sacramento, CA	15,165,000.00		1,715,000.00	11,191,724.28	—	59,098.15	1,715,000.00	11,250,822.43	12,965,822.43	(255,529.74)	1985	30 Years
Hidden Lakes	Haltom City, TX	—		1,872,000.00	20,242,108.80	—	391,624.21	1,872,000.00	20,633,733.01	22,505,733.01	(2,417,159.94)	1996	30 Years
Hidden Oaks	Cary, NC	—		1,178,600.00	10,614,135.38	—	1,002,391.39	1,178,600.00	11,616,526.77	12,795,126.77	(2,031,265.19)	1988	30 Years
Hidden Palms	Tampa, FL	(E	)	2,049,600.00	6,345,884.76	—	912,069.99	2,049,600.00	7,257,954.75	9,307,554.75	(1,360,802.79)	1986	30 Years
Hidden Pines	Casselberry, FL	19,561.52		176,307.96	1,553,565.25	—	190,300.68	176,307.96	1,743,865.93	1,920,173.89	(157,063.88)	1981	30 Years
Hidden Valley Club	Ann Arbor, MI	—		915,000.00	6,667,098.00	—	2,548,443.67	915,000.00	9,215,541.67	10,130,541.67	(6,074,410.93)	1973	30 Years
High Meadow	Ellington, CT	4,267,130.19		583,678.94	3,901,774.26	—	43,394.17	583,678.94	3,945,168.43	4,528,847.37	(174,233.49)	1975	30 Years
High Points	New Port Richey, FL	—		222,307.63	1,958,772.47	—	221,543.36	222,307.63	2,180,315.83	2,402,623.46	(199,066.08)	1986	30 Years
High River	Tuscaloosa, AL (U)	3,572,242.97		208,107.70	3,663,221.04	—	258,237.68	208,107.70	3,921,458.72	4,129,566.42	(333,918.26)	1978	30 Years
Highland Creste	Kent, WA	—		935,200.00	8,415,391.11	—	682,188.05	935,200.00	9,097,579.16	10,032,779.16	(1,750,309.39)	1989	30 Years
Highland Glen	Westwood, MA	—		2,832,603.49	16,852,810.04	—	68,033.94	2,832,603.49	16,920,843.98	19,753,447.47	(617,928.88)	1979	30 Years
Highland Point	Aurora, CO	9,583,518.83		1,631,900.00	14,684,438.62	—	895,567.42	1,631,900.00	15,580,006.04	17,211,906.04	(2,726,870.17)	1984	30 Years
Highline Oaks	Denver, CO	7,100,000.00		1,057,400.00	9,683,371.61	—	819,162.25	1,057,400.00	10,502,533.86	11,559,933.86	(1,896,227.75)	1986	30 Years
Hillcrest Villas	Crestview, FL	955,756.77		141,603.03	1,247,677.02	—	79,394.16	141,603.03	1,327,071.18	1,468,674.21	(120,794.47)	1985	30 Years
Hillside Manor	Americus, GA	—		102,632.19	904,111.39	—	112,741.58	102,632.19	1,016,852.97	1,119,485.16	(99,959.22)	1985	30 Years
Hillside Trace	Dade City, FL	1,023,881.30		138,888.03	1,223,754.94	—	119,507.35	138,888.03	1,343,262.29	1,482,150.32	(119,415.46)	1987	30 Years
Holly Ridge	Pembroke Park, FL	—		295,595.67	2,603,985.01	—	278,988.01	295,595.67	2,882,973.02	3,178,568.69	(237,904.48)	1986	30 Years
Holly Sands I	Ft. Walton Bch.,FL	1,325,081.06		190,942.32	1,682,524.45	—	186,547.71	190,942.32	1,869,072.16	2,060,014.48	(165,233.07)	1985	30 Years
Holly Sands II	Ft. Walton Bch., FL	1,016,210.13		124,577.52	1,098,074.21	—	113,308.80	124,577.52	1,211,383.01	1,335,960.53	(104,958.59)	1986	30 Years
Horizon Place	Tampa, FL	12,345,079.61		2,128,000.00	12,086,936.72	—	593,025.75	2,128,000.00	12,679,962.47	14,807,962.47	(1,607,162.26)	1985	30 Years
Hunt Club	Charlotte, NC	—		1,090,000.00	17,992,887.39	—	380,941.36	1,090,000.00	18,373,828.75	19,463,828.75	(2,203,126.69)	1990	30 Years
Hunter's Green	Fort Worth, TX	—		524,300.00	3,653,480.73	—	840,767.25	524,300.00	4,494,247.98	5,018,547.98	(1,710,731.00)	1981	30 Years
Hunters Ridge	St. Louis, MO	11,220,000.00		994,500.00	8,913,996.59	—	877,551.12	994,500.00	9,791,547.71	10,786,047.71	(1,848,301.07)	1986-1987	30 Years
Huntington Park	Everett, WA	—		1,597,500.00	14,367,863.91	—	1,111,610.39	1,597,500.00	15,479,474.30	17,076,974.30	(4,707,269.56)	1991	30 Years
Independence Village	Reynoldsbury, OH	—		226,987.89	2,000,010.69	—	135,921.22	226,987.89	2,135,931.91	2,362,919.80	(196,315.43)	1978	30 Years
Indian Bend	Scottsdale, AZ	—		1,075,700.00	9,675,133.10	—	1,576,672.20	1,075,700.00	11,251,805.30	12,327,505.30	(3,551,913.44)	1973	30 Years
Indian Lake I	Morrow, GA	—		839,668.51	7,398,394.66	—	216,081.32	839,668.51	7,614,475.98	8,454,144.49	(643,405.04)	1987	30 Years
Indian Ridge I (REIT)	Tallahassee, FL	912,196.87		135,500.00	1,218,597.92	—	26,955.01	135,500.00	1,245,552.93	1,381,052.93	(47,119.44)	1981	30 Years
Indian Ridge II (REIT)	Tallahassee, FL	552,138.68		94,300.00	849,191.77	—	27,176.66	94,300.00	876,368.43	970,668.43	(33,494.17)	1982	30 Years
Indian Tree	Arvada, CO	—		881,225.00	4,552,814.73	—	1,047,253.32	881,225.00	5,600,068.05	6,481,293.05	(2,029,727.99)	1983	30 Years
Indigo Springs	Kent, WA	7,363,723.23		1,270,500.00	11,446,901.75	—	1,212,395.40	1,270,500.00	12,659,297.15	13,929,797.15	(2,549,490.44)	1991	30 Years
Iris Glen	Conyers, GA	1,742,041.38		270,458.00	2,383,029.71	—	56,267.41	270,458.00	2,439,297.12	2,709,755.12	(205,621.92)	1984	30 Years
Ironwood at the Ranch	Wesminster, CO	—		1,493,300.00	13,439,304.62	—	518,833.34	1,493,300.00	13,958,137.96	15,451,437.96	(2,418,968.16)	1986	30 Years
Isle at Arrowhead Ranch	Glendale, AZ	—		1,650,237.00	19,593,123.35	—	248,684.20	1,650,237.00	19,841,807.55	21,492,044.55	(2,887,121.22)	1996	30 Years
Ivy Place	Atlanta, GA	—		802,950.00	7,228,256.57	—	789,169.59	802,950.00	8,017,426.16	8,820,376.16	(1,746,611.05)	1978	30 Years
Jaclen Towers	Beverly	2,082,529.15		437,071.76	2,921,735.25	—	19,335.50	437,071.76	2,941,070.75	3,378,142.51	(134,333.17)	1976	30 Years
James Street Crossing	Kent, WA	16,379,123.00		2,081,253.61	18,748,337.37	—	671,740.80	2,081,253.61	19,420,078.17	21,501,331.78	(2,962,359.21)	1989	30 Years
Jefferson Way I	Orange Park, FL	1,007,395.69		147,798.72	1,302,267.82	—	68,334.57	147,798.72	1,370,602.39	1,518,401.11	(121,952.13)	1987	30 Years
Junipers at Yarmouth	Yarmouth, ME	—		1,355,700.00	7,860,134.79	—	760,790.57	1,355,700.00	8,620,925.36	9,976,625.36	(1,638,590.31)	1970	30 Years
Jupiter Cove I	Jupiter, FL	1,590,498.00		233,932.43	2,060,899.62	—	232,347.90	233,932.43	2,293,247.52	2,527,179.95	(201,948.87)	1987	30 Years
Jupiter Cove II	Jupiter, FL	1,556,210.04		1,220,000.00	483,833.40	—	119,395.40	1,220,000.00	603,228.80	1,823,228.80	(39,603.09)	1987	30 Years

Jupiter Cove III	Jupiter, FL	1,673,308.55		242,009.98	2,131,721.71	—	154,539.82	242,009.98	2,286,261.53	2,528,271.51	(188,972.02)	1987	30 Years
Kempton Downs	Gresham, OR	—		1,217,348.91	10,943,371.79	—	1,307,466.23	1,217,348.91	12,250,838.02	13,468,186.93	(3,369,398.79)	1990	30 Years
Ketwood	Kettering, OH	—		266,443.18	2,347,654.75	—	166,449.76	266,443.18	2,514,104.51	2,780,547.69	(218,584.76)	1979	30 Years
Keystone	Austin, TX	—		498,500.00	4,487,295.31	—	893,084.06	498,500.00	5,380,379.37	5,878,879.37	(1,675,480.06)	1981	30 Years
Kings Colony	Savannah, GA	2,023,836.37		230,149.18	2,027,865.07	—	152,580.47	230,149.18	2,180,445.54	2,410,594.72	(194,619.43)	1987	30 Years
Kingsport	Alexandria, VA	—		1,262,250.00	12,479,294.10	—	1,385,461.54	1,262,250.00	13,864,755.64	15,127,005.64	(3,978,382.14)	1986	30 Years
Kirby Place	Houston, TX	(E	)	3,621,600.00	25,896,773.53	—	473,687.67	3,621,600.00	26,370,461.20	29,992,061.20	(4,049,319.32)	1994	30 Years
Knox Landing	Knoxville, TN	1,496,166.57		158,588.62	1,397,353.53	—	87,746.90	158,588.62	1,485,100.43	1,643,689.05	(136,808.35)	1986	30 Years
La Costa Brava (ORL)	Orlando, FL	—		206,626.00	3,652,534.00	—	4,094,316.57	206,626.00	7,746,850.57	7,953,476.57	(4,773,249.80)	1967	30 Years
La Mariposa	Mesa, AZ	—		2,047,539.00	12,466,128.12	—	691,629.68	2,047,539.00	13,157,757.80	15,205,296.80	(2,083,540.10)	1986	30 Years
La Mirage	San Diego, CA	—		28,895,200.00	95,495,040.45	—	3,181,243.71	28,895,200.00	98,676,284.16	127,571,484.16	(15,583,702.01)	1988/1992	30 Years
La Mirage IV	San Diego, CA	—		6,000,000.00	43,559,287.34	—	1,360.53	6,000,000.00	43,560,647.87	49,560,647.87	(38.40)	2001	30 Years
La Reserve	Oro Valley, AZ	—		3,264,562.00	4,936,545.77	—	412,065.54	3,264,562.00	5,348,611.31	8,613,173.31	(994,284.99)	1988	30 Years
La Tour Fontaine	Houston, TX	—		2,916,000.00	15,917,178.19	—	248,987.31	2,916,000.00	16,166,165.50	19,082,165.50	(1,848,411.44)	1994	30 Years
La Ventana	Las Vegas, NV	—		1,427,200.00	12,844,277.03	—	426,383.58	1,427,200.00	13,270,660.61	14,697,860.61	(2,277,095.17)	1989	30 Years
Ladera	Phoenix, AZ	9,143,923.90		2,978,879.00	20,640,453.27	—	291,534.66	2,978,879.00	20,931,987.93	23,910,866.93	(3,020,739.37)	1995	30 Years
Lake Point	Charlotte, NC	—		1,058,975.00	13,587,337.70	—	334,102.50	1,058,975.00	13,921,440.20	14,980,415.20	(1,705,751.21)	1984	30 Years
Lakes at Vinings	Atlanta, GA	21,762,913.63		6,498,000.00	21,832,252.08	—	1,177,814.74	6,498,000.00	23,010,066.82	29,508,066.82	(3,061,926.31)	1972/1975	30 Years
Lakeshore at Preston	Plano, TX	12,637,778.42		3,325,800.00	15,208,347.74	—	427,063.74	3,325,800.00	15,635,411.48	18,961,211.48	(2,045,353.70)	1992	30 Years
Lakeshore I (GA)	Ft. Oglethorpe, GA	1,210,396.67		169,374.96	1,492,377.98	—	143,385.62	169,374.96	1,635,763.60	1,805,138.56	(166,233.24)	1986	30 Years
Lakeview	Lodi, CA	7,286,000.00		950,000.00	4,881,263.25	—	34,424.83	950,000.00	4,915,688.08	5,865,688.08	(116,116.86)	1983	30 Years
Lakeville Resort	Petaluma, CA	—		2,736,500.00	24,610,650.73	—	1,754,973.74	2,736,500.00	26,365,624.47	29,102,124.47	(5,325,169.30)	1984	30 Years
Lakewood	Tulsa, OK	5,600,000.00		855,000.00	6,160,787.53	—	44,493.25	855,000.00	6,205,280.78	7,060,280.78	(141,539.62)	1985	30 Years
Lakewood Greens	Dallas, TX	8,110,593.29		2,019,600.00	9,026,906.66	—	365,185.74	2,019,600.00	9,392,092.40	11,411,692.40	(1,320,744.11)	1986	30 Years
Lakewood Oaks	Dallas, TX	—		1,631,600.00	14,686,191.51	—	1,300,315.04	1,631,600.00	15,986,506.55	17,618,106.55	(4,593,423.61)	1987	30 Years
Landera	San Antonio, TX	—		766,300.00	6,896,811.43	—	654,918.51	766,300.00	7,551,729.94	8,318,029.94	(1,437,156.90)	1983	30 Years
Landings (FL), The	Winterhaven, FL	689,217.37		130,953.32	1,153,841.50	—	158,456.19	130,953.32	1,312,297.69	1,443,251.01	(120,679.15)	1984	30 Years
Landings (TN)	Memphis, TN	—		1,314,000.00	14,090,108.94	—	521,887.43	1,314,000.00	14,611,996.37	15,925,996.37	(1,783,526.51)	1986	30 Years
Landings at Port Imperial	W. New York, NJ	—		27,246,045.14	37,741,049.53	—	29,315.42	27,246,045.14	37,770,364.95	65,016,410.09	(1,386,583.75)	1999	30 Years
Lantern Cove	Foster City, CA	36,403,000.00		6,945,000.00	18,505,343.02	—	107,112.35	6,945,000.00	18,612,455.37	25,557,455.37	(367,849.36)	1985	30 Years
Larkspur I (Hil)	Hillard, OH	—		179,628.06	1,582,518.99	—	168,858.07	179,628.06	1,751,377.06	1,931,005.12	(149,104.73)	1983	30 Years
Larkspur Shores	Hillard, OH	—		17,107,300.00	31,399,237.02	—	2,974,249.02	17,107,300.00	34,373,486.04	51,480,786.04	(4,628,115.49)	1983	30 Years
Larkspur Woods	Sacramento, CA	(E	)	5,802,900.00	14,576,106.49	—	605,705.14	5,802,900.00	15,181,811.63	20,984,711.63	(2,441,773.83)	1989/1993	30 Years
Laurel Bay	Ypsilanti, MI	—		186,003.87	1,639,365.78	—	39,347.00	186,003.87	1,678,712.78	1,864,716.65	(139,661.24)	1989	30 Years
Laurel Gardens	Coral Springs, FL	—		4,800,000.00	25,942,631.08	—	760,404.56	4,800,000.00	26,703,035.64	31,503,035.64	(3,192,240.82)	1989	30 Years
Laurel Glen	Acworth, GA	1,666,581.75		289,509.11	2,550,890.77	—	64,216.56	289,509.11	2,615,107.33	2,904,616.44	(217,909.62)	1986	30 Years
Laurel Ridge	Chapel Hill, NC	—		182,550.75	3,206,076.00	—	2,079,015.27	182,550.75	5,285,091.27	5,467,642.02	(3,387,495.24)	1975	30 Years
Legends at Preston	Morrisville, NC	—		3,056,000.00	27,150,720.51	—	34,117.26	3,056,000.00	27,184,837.77	30,240,837.77	(851,680.41)	2000	30 Years
Lexington Farm	Alpharetta, GA	18,021,192.71		3,521,900.00	21,449,708.40	—	431,235.65	3,521,900.00	21,880,944.05	25,402,844.05	(2,754,631.74)	1995	30 Years
Lexington Glen	Atlanta, GA	—		5,760,000.00	40,190,507.44	—	936,965.35	5,760,000.00	41,127,472.79	46,887,472.79	(4,714,652.18)	1990	30 Years
Lexington Park	Orlando, FL	—		2,016,000.00	12,346,725.62	—	798,368.48	2,016,000.00	13,145,094.10	15,161,094.10	(1,637,340.28)	1988	30 Years
Lincoln Green I	San Antonio, TX	—		947,366.00	5,876,614.69	—	572,272.74	947,366.00	6,448,887.43	7,396,253.43	(3,818,970.82)	1984/1986	30 Years
Lincoln Green II	San Antonio, TX	—		1,052,340.00	5,218,545.96	—	1,178,645.53	1,052,340.00	6,397,191.49	7,449,531.49	(3,322,929.49)	1984/1986	30 Years
Lincoln Green III	San Antonio, TX	3,510,000.00		536,010.00	1,830,435.35	—	444,695.93	536,010.00	2,275,131.28	2,811,141.28	(1,220,277.46)	1984/1986	30 Years
Lincoln Heights	Quincy, MA	20,536,053.18		5,928,400.00	33,595,261.97	—	559,220.45	5,928,400.00	34,154,482.42	40,082,882.42	(4,911,196.62)	1991	30 Years
Lindendale	Columbus, OH	1,334,608.90		209,158.53	1,842,815.57	—	154,849.56	209,158.53	1,997,665.13	2,206,823.66	(173,705.60)	1987	30 Years
Link Terrace	Hinesville, GA	866,681.49		121,838.57	1,073,580.55	—	91,847.77	121,838.57	1,165,428.32	1,287,266.89	(105,511.54)	1984	30 Years
Little Cottonwoods	Tempe, AZ	—		3,050,133.00	26,991,689.47	—	883,770.19	3,050,133.00	27,875,459.66	30,925,592.66	(4,140,097.81)	1984	30 Years
Lodge (OK), The	Tulsa, OK	—		313,371.00	2,750,936.00	—	1,583,499.28	313,371.00	4,334,435.28	4,647,806.28	(2,954,074.92)	1979	30 Years
Lodge (TX), The	San Antonio, TX	—		1,363,636.00	7,464,586.00	—	2,351,691.15	1,363,636.00	9,816,277.15	11,179,913.15	(4,702,464.27)	1979(#)	30 Years
Lofton Place	Tampa, FL	—		2,240,000.00	16,679,214.01	—	767,302.08	2,240,000.00	17,446,516.09	19,686,516.09	(2,141,191.41)	1988	30 Years
Longfellow Glen	Sudbury, MA	4,863,183.82		1,094,273.45	7,314,994.04	—	164,710.98	1,094,273.45	7,479,705.02	8,573,978.47	(314,954.33)	1984	30 Years

EQUITY RESIDENTIAL PROPERTIES TRUST
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2001

				Initial Cost to Company		Cost Capitalized Subsequent to (Improvements, net) (H)		Gross Amount Carried at Close of Period 12/31/01
Description													Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name	Location	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction
Longfellow Place	Boston, MA (T)	—		53,164,160.00	183,940,618.58	—	6,650,987.48	53,164,160.00	190,591,606.06	243,755,766.06	(16,102,637.27)	1975	30 Years
Longwood	Decatur, GA	—		1,454,048.00	13,087,837.00	—	622,586.87	1,454,048.00	13,710,423.87	15,164,471.87	(3,984,430.24)	1992	30 Years
Longwood (KY)	Lexington,KY	912,582.23		146,309.02	1,289,041.95	—	99,195.63	146,309.02	1,388,237.58	1,534,546.60	(122,287.23)	1985	30 Years
Loomis Manor	West Hartford, CT	1,768,351.00		422,350.36	2,823,325.73	—	44,547.47	422,350.36	2,867,873.20	3,290,223.56	(122,619.79)	1948	30 Years
Madison at Cedar Springs	Dallas, TX	15,672,076.39		2,470,000.00	33,194,620.41	—	314,308.07	2,470,000.00	33,508,928.48	35,978,928.48	(3,810,677.81)	1995	30 Years
Madison at Chase Oaks	Plano, TX	—		3,055,000.00	28,932,884.84	—	487,497.99	3,055,000.00	29,420,382.83	32,475,382.83	(3,459,987.96)	1995	30 Years
Madison at River Sound	Lawrenceville, GA	—		3,666,999.30	47,387,106.44	—	274,849.26	3,666,999.30	47,661,955.70	51,328,955.00	(5,455,446.48)	1996	30 Years
Madison at Round Grove	Lewisville, TX	10,552,968.30		2,626,000.00	25,682,373.18	—	410,231.19	2,626,000.00	26,092,604.37	28,718,604.37	(3,083,267.46)	1995	30 Years
Madison at Scofield Farms	Austin, TX	12,747,524.72		2,080,000.00	14,597,971.03	—	457,178.34	2,080,000.00	15,055,149.37	17,135,149.37	(722,710.45)	1996	30 Years
Madison at Stone Creek	Austin, TX	—		2,535,000.00	22,611,699.63	—	701,912.41	2,535,000.00	23,313,612.04	25,848,612.04	(2,755,864.17)	1995	30 Years
Madison at the Arboretum	Austin, TX	—		1,046,500.00	9,638,268.79	—	465,265.89	1,046,500.00	10,103,534.68	11,150,034.68	(1,227,354.83)	1995	30 Years
Madison at Walnut Creek	Austin, TX	(E	)	2,737,600.00	14,623,573.62	—	730,601.24	2,737,600.00	15,354,174.86	18,091,774.86	(2,481,123.40)	1994	30 Years
Madison at Wells Branch	Austin, TX	13,838,387.25		2,400,000.00	16,370,878.87	—	590,261.65	2,400,000.00	16,961,140.52	19,361,140.52	(820,888.89)	1995	30 Years
Madison on Melrose	Richardson, TX	—		1,300,000.00	15,096,550.79	—	248,598.21	1,300,000.00	15,345,149.00	16,645,149.00	(1,769,382.57)	1995	30 Years
Madison on the Parkway	Dallas, TX	—		2,444,000.00	22,505,043.24	—	463,448.56	2,444,000.00	22,968,491.80	25,412,491.80	(2,705,165.27)	1995	30 Years
Mallard Cove	Greenville, SC	—		813,350.00	7,321,951.26	—	1,046,144.60	813,350.00	8,368,095.86	9,181,445.86	(2,029,093.11)	1983	30 Years
Mallard Cove at Conway	Orlando, FL	—		600,000.00	3,528,927.00	—	4,289,487.96	600,000.00	7,818,414.96	8,418,414.96	(5,747,065.05)	1974	30 Years
Mallgate	Louisville, KY	—		—	6,702,515.00	—	4,900,891.49	—	11,603,406.49	11,603,406.49	(8,807,285.54)	1969	30 Years
Manchester (REIT)	Jacksonville, Fl	1,262,548.28		184,100.00	1,657,193.63	—	35,859.07	184,100.00	1,693,052.70	1,877,152.70	(62,491.82)	1985	30 Years
Marabou Mills I	Indianpolis, IN	1,365,313.18		224,177.96	1,974,952.13	—	147,346.04	224,177.96	2,122,298.17	2,346,476.13	(191,617.55)	1986	30 Years
Marabou Mills II	Indianpolis, IN	—		192,186.25	1,693,220.33	—	88,819.32	192,186.25	1,782,039.65	1,974,225.90	(156,128.79)	1987	30 Years
Marabou Mills III	Indianpolis, IN	1,152,533.53		171,556.72	1,511,601.62	—	74,681.52	171,556.72	1,586,283.14	1,757,839.86	(136,607.32)	1987	30 Years
Mariner Club (FL)	Pembroke Pines, FL	9,309,240.43		1,824,500.00	20,771,566.44	—	408,833.84	1,824,500.00	21,180,400.28	23,004,900.28	(2,512,989.83)	1988	30 Years
Mariners Wharf	Orange Park, FL	—		1,861,200.00	16,744,951.02	—	406,005.35	1,861,200.00	17,150,956.37	19,012,156.37	(2,711,100.95)	1989	30 Years
Mark Landing I	Miami, FL	1,280,381.26		191,985.73	1,691,253.52	—	59,155.57	191,985.73	1,750,409.09	1,942,394.82	(148,926.52)	1987	30 Years
Marks	Englewood, CO (T)	20,215,000.00		4,928,500.00	44,621,813.77	—	1,624,346.04	4,928,500.00	46,246,159.81	51,174,659.81	(7,873,640.51)	1987	30 Years
Marquessa	Corona Hills, CA	(R	)	6,888,500.00	21,604,583.64	—	828,040.53	6,888,500.00	22,432,624.17	29,321,124.17	(3,504,292.06)	1992	30 Years
Marsh Landing I	Brunswick, GA	—		133,192.75	1,173,573.30	—	160,327.69	133,192.75	1,333,900.99	1,467,093.74	(122,557.91)	1984	30 Years
Marshlanding II	Brunswick, GA	927,306.51		111,187.09	979,679.39	—	102,618.07	111,187.09	1,082,297.46	1,193,484.55	(99,922.68)	1986	30 Years
Martha Lake	Lynnwood, WA	—		821,200.00	7,405,070.49	—	962,749.10	821,200.00	8,367,819.59	9,189,019.59	(1,437,073.90)	1991	30 Years
Martins Landing	Roswell, GA	12,433,225.00		4,802,000.00	12,899,971.68	—	838,194.58	4,802,000.00	13,738,166.26	18,540,166.26	(1,853,511.73)	1972	30 Years
McDowell Place	Naperville, IL	14,985,079.01		2,580,400.00	23,209,628.88	—	1,299,859.12	2,580,400.00	24,509,488.00	27,089,888.00	(4,924,499.58)	1988	30 Years
Meadow Ridge	Norwich, CT	4,472,657.61		747,956.65	4,999,937.12	—	55,148.05	747,956.65	5,055,085.17	5,803,041.82	(221,314.97)	1987	30 Years
Meadowland	Bogart, GA	—		152,394.70	1,342,663.37	—	41,265.26	152,394.70	1,383,928.63	1,536,323.33	(120,205.25)	1984	30 Years
Meadowood (Cin)	Cincinnati, OH	—		330,734.47	2,913,731.09	—	132,672.64	330,734.47	3,046,403.73	3,377,138.20	(257,129.98)	1985	30 Years
Meadowood (Cuy)	Cuyahoga Falls, OH	1,240,053.16		201,406.59	1,774,784.23	—	122,690.88	201,406.59	1,897,475.11	2,098,881.70	(154,435.63)	1985	30 Years
Meadowood (Fra)	Franklin, IN	987,833.77		129,251.57	1,138,733.20	—	95,144.61	129,251.57	1,233,877.81	1,363,129.38	(113,427.50)	1983	30 Years
Meadowood (New)	Newburgh, IN	952,926.76		131,546.01	1,159,063.71	—	66,367.80	131,546.01	1,225,431.51	1,356,977.52	(111,653.21)	1984	30 Years
Meadowood (Nic)	Nicholasville, KY	1,368,327.43		173,222.98	1,526,283.21	—	130,305.62	173,222.98	1,656,588.83	1,829,811.81	(146,187.15)	1983	30 Years
Meadowood (OH)	Flatwoods, KY	842,082.89		96,349.54	848,944.48	—	76,867.50	96,349.54	925,811.98	1,022,161.52	(82,444.33)	1983	30 Years
Meadowood (Tem)	Temperance, MI	1,301,920.11		173,674.59	1,530,262.41	—	32,332.74	173,674.59	1,562,595.15	1,736,269.74	(130,323.74)	1984	30 Years
Meadowood (Wel)	Wellsville, OH	—		58,570.28	516,067.98	—	43,059.52	58,570.28	559,127.50	617,697.78	(53,380.39)	1986	30 Years
Meadowood Apts. (Man)	Mansfield, OH	909,059.75		118,504.27	1,044,001.75	—	126,692.89	118,504.27	1,170,694.64	1,289,198.91	(101,091.61)	1983	30 Years
Meadowood I (GA)	Norcross, GA	—		205,467.55	1,810,393.05	—	100,365.70	205,467.55	1,910,758.75	2,116,226.30	(157,715.80)	1982	30 Years
Meadowood I (MI)	Jackson, MI	920,691.19		146,207.88	1,288,500.74	—	61,708.44	146,207.88	1,350,209.18	1,496,417.06	(111,627.03)	1983	30 Years
Meadowood I (OH)	Columbus, OH	—		146,912.36	1,294,457.97	—	172,970.52	146,912.36	1,467,428.49	1,614,340.85	(141,197.86)	1984	30 Years
Meadowood II (FL)	Altamonte Springs, FL	793,663.28		160,366.67	1,413,005.15	—	45,070.84	160,366.67	1,458,075.99	1,618,442.66	(123,605.69)	1980	30 Years
Meadowood II (GA)	Norcross, GA	—		176,968.08	1,559,544.46	—	96,869.56	176,968.08	1,656,414.02	1,833,382.10	(138,369.68)	1984	30 Years
Meadowood II (OH)	Columbus, OH	472,665.35		57,801.92	509,198.89	—	71,309.14	57,801.92	580,508.03	638,309.95	(54,615.08)	1985	30 Years
Meadows I (OH), The	Columbus, OH	756,797.37		150,800.30	1,328,616.01	—	125,788.98	150,800.30	1,454,404.99	1,605,205.29	(131,365.92)	1985	30 Years
Meadows II (OH), The	Columbus, OH	1,134,461.91		186,636.48	1,644,520.78	—	121,951.00	186,636.48	1,766,471.78	1,953,108.26	(154,267.71)	1987	30 Years
Meadows in the Park	Birmingham, AL	—		1,000,900.00	8,533,099.29	—	456,234.18	1,000,900.00	8,989,333.47	9,990,233.47	(1,486,033.71)	1986	30 Years
Meadows on the Lake	Birmingham, AL	—		1,000,900.00	8,515,348.35	—	343,715.53	1,000,900.00	8,859,063.88	9,859,963.88	(1,403,539.67)	1987	30 Years
Meldon Place	Toledo, OH	2,331,026.09		288,433.76	2,541,700.52	—	402,025.26	288,433.76	2,943,725.78	3,232,159.54	(284,571.79)	1978	30 Years
Merrifield	Salisbury, MD	1,978,084.32		268,711.88	2,367,644.55	—	93,784.52	268,711.88	2,461,429.07	2,730,140.95	(207,140.42)	1988	30 Years
Merrill Creek	Lakewood, WA	—		814,200.00	7,330,605.66	—	268,243.15	814,200.00	7,598,848.81	8,413,048.81	(1,307,316.60)	1994	30 Years
Merrimac Woods	Costa Mesa, CA	—		675,700.00	6,081,676.67	—	691,668.88	675,700.00	6,773,345.55	7,449,045.55	(1,445,819.97)	1970	30 Years
Merritt at Satellite Place	Duluth, GA	—		3,400,000.00	30,115,674.42	—	87,898.92	3,400,000.00	30,203,573.34	33,603,573.34	(2,418,722.24)	1999	30 Years
Mesa Del Oso	Albuquerque, NM	10,961,721.58		4,305,000.00	12,057,358.28	—	76,483.36	4,305,000.00	12,133,841.64	16,438,841.64	(257,589.99)	1983	30 Years
Miguel Place	Port Richey, FL	1,438,948.19		199,349.05	1,756,482.38	—	178,218.53	199,349.05	1,934,700.91	2,134,049.96	(175,708.51)	1987	30 Years
Mill Pond	Millersville, MD	7,641,784.38		2,880,000.00	8,950,400.03	—	492,966.01	2,880,000.00	9,443,366.04	12,323,366.04	(1,125,368.28)	1984	30 Years
Mill Village	Randolph, MA	12,560,000.00		6,185,300.00	13,191,505.89	—	1,069,133.28	6,185,300.00	14,260,639.17	20,445,939.17	(2,279,117.81)	1971/1977	30 Years
Millburn	Stow, OH	159,019.31		192,062.04	1,692,275.85	—	49,810.72	192,062.04	1,742,086.57	1,934,148.61	(144,501.20)	1984	30 Years
Millburn Court I	Centerville, OH	—		260,000.00	1,246,756.52	—	40,997.35	260,000.00	1,287,753.87	1,547,753.87	(60,009.37)	1979	30 Years
Millburn Court II	Centerville, OH	887,381.81		122,870.44	1,082,697.52	—	170,311.88	122,870.44	1,253,009.40	1,375,879.84	(119,889.72)	1981	30 Years
Mission Bay	Orlando, FL	—		2,432,000.00	21,623,560.46	—	409,674.63	2,432,000.00	22,033,235.09	24,465,235.09	(2,603,436.19)	1991	30 Years
Mission Hills	Oceanside, CA	10,416,347.64		5,640,000.00	21,130,732.38	—	143,667.98	5,640,000.00	21,274,400.36	26,914,400.36	(644,636.96)	1984	30 Years
Misty Woods	Cary, NC	—		720,790.00	18,063,934.26	—	1,650,965.27	720,790.00	19,714,899.53	20,435,689.53	(2,631,197.60)	1984	30 Years

Montecito	Valencia, CA	—		8,400,000.00	24,709,145.69	—	133,577.15	8,400,000.00	24,842,722.84	33,242,722.84	(885,862.61)	1999	30 Years
Montgomery Court I (MI)	Haslett, MI	1,179,149.16		156,297.73	1,377,153.31	—	133,893.22	156,297.73	1,511,046.53	1,667,344.26	(130,746.31)	1984	30 Years
Montgomery Court I (OH)	Dublin, OH	1,250,671.79		163,755.09	1,442,642.83	—	204,344.65	163,755.09	1,646,987.48	1,810,742.57	(148,706.86)	1985	30 Years
Montgomery Court II (OH)	Dublin, OH	—		149,733.82	1,319,417.16	—	113,880.66	149,733.82	1,433,297.82	1,583,031.64	(121,238.11)	1986	30 Years
Montierra	Scottsdale, AZ	—		3,455,000.00	17,266,786.53	—	127,547.33	3,455,000.00	17,394,333.86	20,849,333.86	(1,719,410.21)	1999	30 Years
Montrose Square	Columbus, OH	—		193,266.04	1,703,260.43	—	271,170.07	193,266.04	1,974,430.50	2,167,696.54	(190,880.39)	1987	30 Years
Morgan Trace	Union City, GA	1,386,691.30		239,102.45	2,105,728.19	—	94,361.15	239,102.45	2,200,089.34	2,439,191.79	(190,450.72)	1986	30 Years
Morningside	Scottsdale, AZ	—		670,470.00	12,607,976.02	—	381,813.99	670,470.00	12,989,790.01	13,660,260.01	(1,920,500.35)	1989	30 Years
Morningside (FL)	Titusville, FL	—		197,889.52	1,743,622.33	—	382,147.30	197,889.52	2,125,769.63	2,323,659.15	(224,437.30)	1984	30 Years
Mosswood I	Winter Springs, FL	757,050.19		163,293.72	1,438,795.64	—	104,046.87	163,293.72	1,542,842.51	1,706,136.23	(136,265.14)	1981	30 Years
Mosswood II	Winter Springs, FL	1,505,917.07		275,329.91	2,426,157.56	—	96,016.92	275,329.91	2,522,174.48	2,797,504.39	(215,755.29)	1982	30 Years
Mountain Park Ranch	Phoenix, AZ	(M	)	1,662,332.00	18,260,275.87	—	522,439.47	1,662,332.00	18,782,715.34	20,445,047.34	(2,849,683.80)	1994	30 Years
Mountain Run	Albuquerque, NM	—		2,304,000.00	20,734,818.06	—	1,040,173.35	2,304,000.00	21,774,991.41	24,078,991.41	(4,031,188.32)	1985	30 Years
Mountain Terrace	Stevenson Ranch, CA	—		3,966,500.00	35,814,994.74	—	765,112.59	3,966,500.00	36,580,107.33	40,546,607.33	(6,780,075.59)	1992	30 Years
Nehoiden Glen	Needham, MA	2,342,858.68		634,537.73	4,241,754.83	—	36,958.60	634,537.73	4,278,713.43	4,913,251.16	(179,534.32)	1978	30 Years
Newberry I	Lansing, MI	1,103,255.33		183,508.91	1,616,913.48	—	136,021.66	183,508.91	1,752,935.14	1,936,444.05	(156,503.94)	1985	30 Years
Newberry II	Lansing, MI	1,174,665.78		142,292.43	1,253,951.34	—	93,154.14	142,292.43	1,347,105.48	1,489,397.91	(120,028.98)	1986	30 Years
Newport Heights	Tukwila, WA	—		391,200.00	3,522,780.07	—	521,129.87	391,200.00	4,043,909.94	4,435,109.94	(1,192,201.83)	1985	30 Years
Noonan Glen	Winchester, MA	577,319.95		151,343.51	1,011,700.36	—	54,550.80	151,343.51	1,066,251.16	1,217,594.67	(44,431.43)	1983	30 Years
North Creek (Everett)	Evertt, WA	—		3,967,500.00	12,387,189.94	—	567,690.51	3,967,500.00	12,954,880.45	16,922,380.45	(1,693,071.20)	1986	30 Years
North Hill	Atlanta, GA	15,628,982.39		2,525,300.00	18,550,989.31	—	4,122,828.85	2,525,300.00	22,673,818.16	25,199,118.16	(4,868,926.13)	1984	30 Years
Northampton 1	Largo, MD	19,950,834.63		1,843,200.00	17,528,380.75	—	2,462,983.47	1,843,200.00	19,991,364.22	21,834,564.22	(6,346,762.53)	1977	30 Years
Northampton 2	Largo, MD	—		1,513,500.00	14,246,990.27	—	986,159.49	1,513,500.00	15,233,149.76	16,746,649.76	(4,201,568.36)	1988	30 Years
Northgate Village	San Antonio, TX	—		660,100.00	5,974,145.35	—	1,055,488.17	660,100.00	7,029,633.52	7,689,733.52	(2,492,175.49)	1984	30 Years
Northglen	Valencia, CA	15,193,319.49		9,360,000.00	20,778,552.71	—	158,247.48	9,360,000.00	20,936,800.19	30,296,800.19	(762,136.87)	1988	30 Years
Northridge	Pleasant Hill, CA	—		5,527,800.00	14,691,704.52	—	863,730.21	5,527,800.00	15,555,434.73	21,083,234.73	(2,201,058.01)	1974	30 Years
Northridge (GA)	Carrolton, GA	—		238,810.55	2,104,181.16	—	84,460.96	238,810.55	2,188,642.12	2,427,452.67	(188,599.63)	1985	30 Years
Northrup Court I	Coraopolis, PA	1,343,152.35		189,245.89	1,667,462.56	—	111,976.62	189,245.89	1,779,439.18	1,968,685.07	(150,029.76)	1985	30 Years
Northrup Court II	Coraopolis, PA	852,912.68		157,190.30	1,385,017.88	—	83,389.45	157,190.30	1,468,407.33	1,625,597.63	(127,171.60)	1985	30 Years
Northwoods Village	Cary, NC	(E	)	1,369,700.00	11,460,336.89	—	1,054,730.46	1,369,700.00	12,515,067.35	13,884,767.35	(2,168,945.56)	1986	30 Years
Norton Glen	Norton, MA	4,800,960.60		1,012,555.59	6,768,726.88	—	108,143.63	1,012,555.59	6,876,870.51	7,889,426.10	(298,571.10)	1983	30 Years
Nova Glen I	Daytona Beach, FL	—		142,085.70	1,251,929.83	—	221,526.14	142,085.70	1,473,455.97	1,615,541.67	(136,025.03)	1984	30 Years
Nova Glen II	Daytona Beach, FL	—		175,167.84	1,543,419.55	—	122,008.13	175,167.84	1,665,427.68	1,840,595.52	(148,591.99)	1986	30 Years
Novawood I	Daytona Beach, FL	149,213.33		122,311.47	1,077,897.38	—	81,755.49	122,311.47	1,159,652.87	1,281,964.34	(104,908.10)	1980	30 Years
Novawood II	Daytona Beach, FL	695,847.38		144,401.43	1,272,483.95	—	69,413.35	144,401.43	1,341,897.30	1,486,298.73	(116,916.73)	1980	30 Years
Oak Gardens	Hollywood, FL	—		329,967.88	2,907,287.62	—	65,009.54	329,967.88	2,972,297.16	3,302,265.04	(250,445.84)	1988	30 Years
Oak Mill 2	Germantown, MD	9,600,000.00		854,132.73	9,010,184.18	—	595,242.27	854,132.73	9,605,426.45	10,459,559.18	(2,411,207.87)	1985	30 Years
Oak Park North	Agoura Hills, CA	(L	)	1,706,900.00	15,362,665.94	—	472,871.14	1,706,900.00	15,835,537.08	17,542,437.08	(3,551,635.45)	1990	30 Years
Oak Park South	Agoura Hills, CA	(L	)	1,683,800.00	15,154,607.90	—	551,091.16	1,683,800.00	15,705,699.06	17,389,499.06	(3,571,447.35)	1989	30 Years
Oak Ridge	Clermont, FL	1,188,632.36		173,616.92	1,529,936.27	—	230,737.51	173,616.92	1,760,673.78	1,934,290.70	(154,107.23)	1985	30 Years
Oak Shade	Orange City, FL	—		229,403.00	2,021,290.39	—	85,230.13	229,403.00	2,106,520.52	2,335,923.52	(182,133.17)	1985	30 Years
Oakland Hills	Margate, FL	4,884,575.57		3,040,000.00	4,930,603.61	—	480,587.50	3,040,000.00	5,411,191.11	8,451,191.11	(296,541.62)	1987	30 Years
Oakley Woods	Union City, GA	1,098,792.31		165,448.86	1,457,484.78	—	129,612.12	165,448.86	1,587,096.90	1,752,545.76	(148,490.30)	1984	30 Years
Oaks (NC)	Charlotte, NC	—		2,196,744.00	23,601,539.52	—	231,149.49	2,196,744.00	23,832,689.01	26,029,433.01	(2,765,807.35)	1996	30 Years
Oakwood Manor	Hollywood, FL	—		173,246.93	1,525,972.93	—	42,537.90	173,246.93	1,568,510.83	1,741,757.76	(135,271.43)	1986	30 Years

EQUITY RESIDENTIAL PROPERTIES TRUST
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2001

			Initial Cost to Company		Cost Capitalized Subsequent to (Improvements, net) (H)		Gross Amount Carried at Close of Period 12/31/01
Description												Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name	Location	Encumbrances	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction
Oakwood Village (FL)	Hudson, FL	—	177,280.95	1,285,011.00	—	247,268.86	177,280.95	1,532,279.86	1,709,560.81	(147,783.33)	1986	30 Years
Oakwood Village (GA)	Augusta, GA	—	161,174.07	1,420,119.23	—	92,774.67	161,174.07	1,512,893.90	1,674,067.97	(130,598.64)	1985	30 Years
Ocean Walk	Key West, FL	21,079,921.00	2,838,748.50	25,545,008.72	—	652,506.51	2,838,748.50	26,197,515.23	29,036,263.73	(3,868,848.50)	1990	30 Years
Old Archer Court	Gainesville, FL	961,384.20	170,323.43	1,500,735.06	—	229,976.06	170,323.43	1,730,711.12	1,901,034.55	(164,282.96)	1977	30 Years
Old Mill Glen	Maynard, MA	2,012,754.62	396,755.99	2,652,232.60	—	47,186.17	396,755.99	2,699,418.77	3,096,174.76	(118,634.26)	1983	30 Years
Olde Redmond Place	Redmond, WA	8,774,326.08	4,807,100.00	14,126,038.08	—	446,326.92	4,807,100.00	14,572,365.00	19,379,465.00	(1,865,188.77)	1986	30 Years
Olivewood (MI)	Sterling Hts., MI	—	519,166.75	4,574,904.84	—	235,884.64	519,166.75	4,810,789.48	5,329,956.23	(416,545.41)	1986	30 Years
Olivewood I	Indianapolis, IN	—	184,701.38	1,627,420.44	—	218,311.70	184,701.38	1,845,732.14	2,030,433.52	(159,602.50)	1985	30 Years
Olivewood II	Indianapolis, IN	1,260,906.30	186,234.55	1,640,570.51	—	144,541.29	186,234.55	1,785,111.80	1,971,346.35	(154,608.56)	1986	30 Years
One Eton Square	Tulsa, OK	—	1,570,100.00	14,130,936.96	—	1,630,791.66	1,570,100.00	15,761,728.62	17,331,828.62	(3,006,920.39)	1985	30 Years
Orange Grove Village	Tucson, AZ	—	1,813,154.00	14,893,346.51	—	580,659.62	1,813,154.00	15,474,006.13	17,287,160.13	(2,487,339.10)	1986/1995	30 Years
Orchard Ridge	Lynnwood, WA	—	485,600.00	4,372,032.68	—	414,125.21	485,600.00	4,786,157.89	5,271,757.89	(1,390,416.14)	1988	30 Years
Overlook	San Antonio, TX	—	1,100,200.00	9,901,516.56	—	1,110,946.83	1,100,200.00	11,012,463.39	12,112,663.39	(2,211,582.73)	1985	30 Years
Overlook Manor	Frederick, MD	—	1,299,100.00	3,930,931.05	—	444,522.67	1,299,100.00	4,375,453.72	5,674,553.72	(598,748.92)	1980/1985	30 Years
Overlook Manor II	Frederick, MD	5,635,000.00	2,186,300.00	6,262,597.06	—	125,040.08	2,186,300.00	6,387,637.14	8,573,937.14	(869,580.83)	1980/1985	30 Years
Overlook Manor III	Frederick, MD	—	1,026,300.00	3,027,389.58	—	65,905.10	1,026,300.00	3,093,294.68	4,119,594.68	(407,947.72)	1980/1985	30 Years
Paces Station	Atlanta, GA	—	4,801,500.00	32,548,052.56	—	2,923,478.41	4,801,500.00	35,471,530.97	40,273,030.97	(6,253,518.18)	1984-1988/1989	30 Years
Palatka Oaks I	Palatka, FL	181,304.71	49,535.37	436,420.62	—	70,240.01	49,535.37	506,660.63	556,196.00	(53,625.46)	1977	30 Years
Palatka Oaks II	Palatka, FL	199,544.81	42,766.52	376,720.61	—	33,733.93	42,766.52	410,454.54	453,221.06	(40,156.97)	1980	30 Years
Palladia	Hillsboro, OR	—	6,461,000.00	44,888,155.82	—	24,874.25	6,461,000.00	44,913,030.07	51,374,030.07	(436,512.22)	2000	30 Years
Palm Place	Sarasota. FL	—	248,314.81	2,188,339.09	—	315,627.26	248,314.81	2,503,966.35	2,752,281.16	(226,755.51)	1984	30 Years
Palms at South Shore	League City, TX	—	1,200,000.00	16,522,432.71	—	738,457.46	1,200,000.00	17,260,890.17	18,460,890.17	(2,087,509.92)	1990	30 Years
Panther Ridge	Federal Way, WA	—	1,055,800.00	9,506,116.69	—	832,579.26	1,055,800.00	10,338,695.95	11,394,495.95	(1,996,666.11)	1980	30 Years
Paradise Pointe	Dania, FL	—	1,913,414.15	17,417,955.82	—	2,367,236.54	1,913,414.15	19,785,192.36	21,698,606.51	(5,156,535.52)	1987-90	30 Years
Parc Royale	Houston, TX	—	2,223,000.00	11,936,832.68	—	244,717.72	2,223,000.00	12,181,550.40	14,404,550.40	(1,420,116.75)	1994	30 Years
Park Meadow	Gilbert, AZ	—	835,217.00	15,120,768.64	—	488,537.92	835,217.00	15,609,306.56	16,444,523.56	(2,344,741.72)	1986	30 Years
Park Place (MN)	Plymouth, MN	8,568,150.49	1,219,900.00	10,964,119.20	—	829,253.41	1,219,900.00	11,793,372.61	13,013,272.61	(2,642,369.00)	1986	30 Years
Park Place (TX)	Houston, TX	9,754,182.23	1,603,000.00	12,054,925.78	—	269,038.09	1,603,000.00	12,323,963.87	13,926,963.87	(1,821,622.95)	1996	30 Years
Park Place II	Plymouth, MN	8,611,501.79	1,216,100.00	10,951,697.51	—	660,694.28	1,216,100.00	11,612,391.79	12,828,491.79	(2,537,384.34)	1986	30 Years
Park Place West (CT)	West Hartford, CT	—	466,243.49	3,116,742.32	—	77,016.19	466,243.49	3,193,758.51	3,660,002.00	(137,372.75)	1961	30 Years
Park West (CA)	Los Angeles, CA	—	3,033,500.00	27,302,382.65	—	1,268,261.85	3,033,500.00	28,570,644.50	31,604,144.50	(6,827,611.70)	1987/90	30 Years
Park West (TX)	Austin, TX	—	648,705.00	4,738,541.73	—	773,633.25	648,705.00	5,512,174.98	6,160,879.98	(1,817,027.73)	1985	30 Years
Park West End (VA)	Richmond, VA	—	1,562,500.00	11,871,449.21	—	731,971.58	1,562,500.00	12,603,420.79	14,165,920.79	(1,923,267.76)	1985	30 Years
Parkfield	Denver, CO	—	8,330,000.00	28,695,685.66	—	56,919.84	8,330,000.00	28,752,605.50	37,082,605.50	(1,067,991.43)	2000	30 Years
Parkridge Place	Irving, TX	—	6,432,900.00	17,094,962.48	—	1,090,359.86	6,432,900.00	18,185,322.34	24,618,222.34	(3,076,932.96)	1985	30 Years
Parkside	Union City, CA	—	6,246,700.00	11,827,452.91	—	1,787,633.41	6,246,700.00	13,615,086.32	19,861,786.32	(1,872,621.31)	1979	30 Years
Parkview Terrace	Redlands, CA	—	4,969,200.00	35,653,777.06	—	1,006,415.09	4,969,200.00	36,660,192.15	41,629,392.15	(5,402,791.46)	1986	30 Years
Parkville (Col)	Columbus, OH	1,720,364.95	150,432.98	1,325,756.49	—	171,046.68	150,432.98	1,496,803.17	1,647,236.15	(157,443.41)	1978	30 Years
Parkville (IN)	Gas City, IN	727,900.03	103,434.26	911,493.58	—	99,008.67	103,434.26	1,010,502.25	1,113,936.51	(94,668.30)	1982	30 Years

EQUITY RESIDENTIAL PROPERTIES TRUST
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2001

				Initial Cost to Company		Cost Capitalized Subsequent to (Improvements, net) (H)		Gross Amount Carried at Close of Period 12/31/01
Description													Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name	Location	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction
Parkville (Par)	Englewood, OH	—		127,863.02	1,126,637.55	—	60,362.67	127,863.02	1,187,000.22	1,314,863.24	(103,332.60)	1982	30 Years
Parkville (WV)	Parkersburg, WV	—		105,459.86	929,406.33	—	69,879.54	105,459.86	999,285.87	1,104,745.73	(85,661.01)	1982	30 Years
Parkway North (REIT)	Ft. Meyers, FL	1,111,267.94		145,350.00	1,308,114.98	—	51,157.94	145,350.00	1,359,272.92	1,504,622.92	(52,593.15)	1984	30 Years
Parkwood (CT)	East Haven, CT	2,819,019.22		531,364.67	3,552,064.06	—	42,864.44	531,364.67	3,594,928.50	4,126,293.17	(162,061.94)	1975	30 Years
Parkwood East	Fort Collins, CO	—		1,644,000.00	14,790,697.98	—	374,646.52	1,644,000.00	15,165,344.50	16,809,344.50	(2,626,019.70)	1986	30 Years
Patchen Oaks	Lexington, KY	—		1,345,300.00	8,129,209.54	—	476,342.70	1,345,300.00	8,605,552.24	9,950,852.24	(1,239,907.21)	1990	30 Years
Pembroke Lake	Virginia Beach, VA (U)	8,844,977.98		511,947.00	8,889,539.36	—	366,482.55	511,947.00	9,256,021.91	9,767,968.91	(755,609.06)	1975	30 Years
Phillips Park	Wellesley, MA	4,033,425.65		816,921.82	5,460,955.15	—	28,264.23	816,921.82	5,489,219.38	6,306,141.20	(225,336.46)	1988	30 Years
Pine Barrens	Jacksonville, FL	1,433,094.42		268,302.86	2,364,040.59	—	144,783.26	268,302.86	2,508,823.85	2,777,126.71	(226,778.84)	1986	30 Years
Pine Harbour	Orlando, FL	—		1,664,300.00	14,970,914.84	—	1,334,630.60	1,664,300.00	16,305,545.44	17,969,845.44	(5,026,374.72)	1991	30 Years
Pine Knoll	Jonesboro, GA	1,185,389.89		138,052.24	1,216,390.69	—	41,602.60	138,052.24	1,257,993.29	1,396,045.53	(107,870.30)	1985	30 Years
Pine Lake	Tampa, FL	636,062.89		79,876.79	703,801.58	—	43,693.10	79,876.79	747,494.68	827,371.47	(65,086.53)	1982	30 Years
Pine Meadow	Greensboro, NC	4,511,994.02		720,650.00	6,483,337.55	—	995,978.07	720,650.00	7,479,315.62	8,199,965.62	(1,928,161.49)	1974	30 Years
Pine Meadows I (FL)	Ft. Meyers, FL	—		152,019.39	1,339,596.48	—	300,478.94	152,019.39	1,640,075.42	1,792,094.81	(159,171.49)	1985	30 Years
Pine Terrace I	Callaway, FL	2,104,499.48		288,991.84	2,546,426.41	—	389,840.61	288,991.84	2,936,267.02	3,225,258.86	(283,100.90)	1983	30 Years
Pine Tree Club	Wildwood, MO	—		1,125,000.00	7,017,082.20	—	241,316.65	1,125,000.00	7,258,398.85	8,383,398.85	(755,693.25)	1986	30 Years
Pinellas Pines	Pinellas Park, FL	93,994.37		174,999.26	1,541,934.20	—	178,834.52	174,999.26	1,720,768.72	1,895,767.98	(142,937.13)	1983	30 Years
Pines of Cloverlane	Ypsilanti, MI	—		1,907,800.00	16,767,519.36	—	4,689,181.35	1,907,800.00	21,456,700.71	23,364,500.71	(6,215,998.67)	1975-79	30 Years
Pines of Springdale	Palm Springs, FL	—		473,867.00	4,265,174.32	—	861,936.65	473,867.00	5,127,110.97	5,600,977.97	(1,669,285.59)	1985/87	30 Years
Pinney Brook	Ellington, CT	—		198,450.84	1,326,603.25	—	9,898.26	198,450.84	1,336,501.51	1,534,952.35	(59,319.39)	1968	30 Years
Pleasant Ridge	Arlington, TX	1,602,898.08		445,100.00	1,996,549.84	—	109,277.42	445,100.00	2,105,827.26	2,550,927.26	(297,464.70)	1982	30 Years
Plum Tree	Hales Corners, WI	(N	)	1,996,700.00	20,247,195.39	—	640,070.83	1,996,700.00	20,887,266.22	22,883,966.22	(3,019,616.25)	1989	30 Years
Plumwood (Che)	Chesterfield, IN	416,476.29		84,922.60	748,260.67	—	37,271.88	84,922.60	785,532.55	870,455.15	(70,857.64)	1980	30 Years
Plumwood (For)	Ft. Wayne, IN	—		131,350.81	1,157,243.81	—	119,008.83	131,350.81	1,276,252.64	1,407,603.45	(118,862.73)	1981	30 Years
Plumwood I	Columbus, OH	1,665,394.01		289,814.33	2,553,597.34	—	268,975.70	289,814.33	2,822,573.04	3,112,387.37	(244,439.84)	1978	30 Years
Plumwood II	Columbus, OH	—		107,583.06	947,924.01	—	71,557.14	107,583.06	1,019,481.15	1,127,064.21	(83,433.46)	1983	30 Years
Point (NC)	Charlotte, NC	12,765,000.00		1,700,000.00	25,417,266.78	—	224,071.46	1,700,000.00	25,641,338.24	27,341,338.24	(2,961,316.13)	1996	30 Years
Pointe at South Mountain	Phoenix, AZ	—		2,228,800.00	20,059,310.98	—	939,917.52	2,228,800.00	20,999,228.50	23,228,028.50	(3,773,568.36)	1988	30 Years
Pointe East	Redmond, WA	—		602,600.00	5,425,762.95	—	327,561.97	602,600.00	5,753,324.92	6,355,924.92	(1,547,040.17)	1988	30 Years
Polos	Fort Myers, FL	—		1,640,000.00	18,444,965.76	—	672,163.25	1,640,000.00	19,117,129.01	20,757,129.01	(2,367,184.61)	1991	30 Years
Polos East	Orlando, FL	—		1,386,000.00	19,058,620.04	—	512,233.31	1,386,000.00	19,570,853.35	20,956,853.35	(2,327,981.53)	1991	30 Years
Port Royale	Ft. Lauderdale, FL	—		1,754,200.00	15,789,873.13	—	1,080,965.84	1,754,200.00	16,870,838.97	18,625,038.97	(4,584,811.52)	1988	30 Years
Port Royale II	Ft. Lauderdale, FL	—		1,022,200.00	9,203,165.98	—	680,056.70	1,022,200.00	9,883,222.68	10,905,422.68	(2,347,670.24)	1988	30 Years
Port Royale III	Ft. Lauderdale, FL	—		7,454,900.00	14,725,801.67	—	841,293.33	7,454,900.00	15,567,095.00	23,021,995.00	(2,826,214.37)	1988	30 Years
Portland Center Combined	Portland, OR	21,443,864.24		6,032,900.00	43,554,398.53	—	3,162,690.15	6,032,900.00	46,717,088.68	52,749,988.68	(5,542,038.01)	1965	30 Years
Portofino	Chino Hills, CA	—		3,572,400.00	14,660,993.76	—	333,917.44	3,572,400.00	14,994,911.20	18,567,311.20	(2,214,314.61)	1989	30 Years
Portofino (Val)	Valencia, CA	14,791,077.46		8,640,000.00	21,487,126.27	—	89,953.24	8,640,000.00	21,577,079.51	30,217,079.51	(780,200.73)	1989	30 Years
Portside Towers Combined	Jersey City, NJ	56,184,308.32		22,455,700.00	96,842,912.99	—	1,497,625.37	22,455,700.00	98,340,538.36	120,796,238.36	(12,089,410.60)	1992/1997	30 Years
Prairie Creek I	Richardson, TX	—		4,067,291.52	38,986,022.29	—	243,731.62	4,067,291.52	39,229,753.91	43,297,045.43	(3,930,026.41)	1998/99	30 Years
Preakness	Antioch, TN	(E	)	1,561,900.00	7,668,520.58	—	1,299,867.31	1,561,900.00	8,968,387.89	10,530,287.89	(1,703,911.86)	1986	30 Years
Preserve at Squaw Peak	Phoenix, AZ	—		517,788.00	8,533,991.83	—	221,919.23	517,788.00	8,755,911.06	9,273,699.06	(1,326,803.02)	1990	30 Years
Preston at Willowbend	Plano, TX	—		872,500.00	7,878,915.24	—	2,375,710.57	872,500.00	10,254,625.81	11,127,125.81	(3,384,683.80)	1985	30 Years
Preston Bend	Dallas, TX	8,719,000.00		1,085,200.00	9,948,004.66	—	567,758.70	1,085,200.00	10,515,763.36	11,600,963.36	(1,896,751.05)	1986	30 Years
Princeton Court	Evansville, IN	879,993.55		116,696.04	1,028,219.32	—	121,398.16	116,696.04	1,149,617.48	1,266,313.52	(107,024.33)	1985	30 Years
Princeton Square	Jacksonville, FL	—		864,000.00	11,910,477.70	—	334,584.86	864,000.00	12,245,062.56	13,109,062.56	(1,514,327.59)	1984	30 Years
Promenade (FL)	St. Petersburg, FL	—		2,124,193.40	25,804,036.95	—	650,627.07	2,124,193.40	26,454,664.02	28,578,857.42	(3,073,425.89)	1994	30 Years
Promenade at Aventura	Aventura, FL	—		13,320,000.00	30,353,748.43	—	82,029.43	13,320,000.00	30,435,777.86	43,755,777.86	(725,205.15)	1995	30 Years
Promenade at Wyndham Lakes	Coral Springs, FL	—		6,640,000.00	26,743,759.79	—	116,496.38	6,640,000.00	26,860,256.17	33,500,256.17	(1,442,142.77)	1998	30 Years
Promenade Terrace	Corona, CA	15,037,654.63		2,282,800.00	20,546,289.38	—	803,549.92	2,282,800.00	21,349,839.30	23,632,639.30	(4,353,403.30)	1990	30 Years
Promontory Pointe I & II	Phoenix, AZ	—		2,355,509.00	30,421,839.60	—	949,142.38	2,355,509.00	31,370,981.98	33,726,490.98	(4,653,300.91)	1984/1996	30 Years
Prospect Towers	Hackensack, NJ	14,287,216.23		3,926,600.00	27,966,416.19	—	1,691,887.65	3,926,600.00	29,658,303.84	33,584,903.84	(3,982,421.23)	1995	30 Years
Prospect Towers II	Hackensack, NJ	28,077,524.00		4,500,000.00	26,930,124.43	—	—	4,500,000.00	26,930,124.43	31,430,124.43	—	(Z)	30 Years
Pueblo Villas	Albuquerque, NM	—		855,600.00	7,694,320.11	—	1,620,612.51	855,600.00	9,314,932.62	10,170,532.62	(2,221,317.23)	1975	30 Years
Quail Call	Albany, GA	695,742.06		104,723.44	922,727.65	—	105,593.04	104,723.44	1,028,320.69	1,133,044.13	(100,826.03)	1984	30 Years
Ramblewood I (Val)	Valdosta, GA	941,264.39		132,083.69	1,163,801.21	—	57,830.31	132,083.69	1,221,631.52	1,353,715.21	(108,471.03)	1983	30 Years
Ramblewood II (Aug)	Augusta, GA	—		169,269.38	1,490,782.67	—	220,355.12	169,269.38	1,711,137.79	1,880,407.17	(161,623.11)	1986	30 Years
Ramblewood II (Val)	Valdosta, GA	466,062.80		61,672.12	543,398.57	—	23,171.51	61,672.12	566,570.08	628,242.20	(50,391.45)	1983	30 Years
Ranchside	New Port Richery, FL	—		144,692.45	1,274,898.15	—	96,629.45	144,692.45	1,371,527.60	1,516,220.05	(123,884.27)	1985	30 Years
Ranchstone	Houston, TX	—		770,000.00	15,371,430.67	—	211,116.18	770,000.00	15,582,546.85	16,352,546.85	(1,817,598.37)	1996	30 Years
Ravens Crest	Plainsboro, NJ	—		4,670,850.00	42,080,642.31	—	3,492,308.39	4,670,850.00	45,572,950.70	50,243,800.70	(12,809,771.47)	1984	30 Years
Ravinia	Greenfield, WI	(N	)	1,240,100.00	12,055,713.24	—	400,283.94	1,240,100.00	12,455,997.18	13,696,097.18	(1,810,071.37)	1991	30 Years
Red Deer I	Fairborn, OH	—		204,316.78	1,800,253.53	—	119,916.88	204,316.78	1,920,170.41	2,124,487.19	(161,158.04)	1986	30 Years
Red Deer II	Fairborn, OH	—		193,851.63	1,708,044.09	—	88,504.48	193,851.63	1,796,548.57	1,990,400.20	(151,169.03)	1987	30 Years
Redan Village I	Decatur, GA	—		274,294.48	2,416,963.33	—	160,176.63	274,294.48	2,577,139.96	2,851,434.44	(218,876.49)	1984	30 Years
Redan Village II	Decatur, GA	—		240,605.46	2,119,855.32	—	113,742.82	240,605.46	2,233,598.14	2,474,203.60	(183,119.76)	1986	30 Years
Redlands Lawn and Tennis	Redlands, CA	—		4,822,320.00	26,359,328.48	—	1,306,669.12	4,822,320.00	27,665,997.60	32,488,317.60	(4,178,836.87)	1986	30 Years
Regatta (Vacant Land)	Marina Del Rey, CA	27,468,117.21		60,591,375.00	44,541,748.64	—	—	60,591,375.00	44,541,748.64	105,133,123.64	—	(Z)	30 Years
Regency	Charlotte, NC	—		890,000.00	11,783,919.89	—	538,722.06	890,000.00	12,322,641.95	13,212,641.95	(1,435,251.96)	1986	30 Years
Regency Palms	Huntington Beach, CA	—		1,857,400.00	16,713,253.54	—	1,049,944.62	1,857,400.00	17,763,198.16	19,620,598.16	(4,045,389.96)	1969	30 Years
Reserve at Ashley Lake	Boynton Beach, FL	24,150,000.00		3,520,400.00	23,332,493.58	—	800,861.74	3,520,400.00	24,133,355.32	27,653,755.32	(3,738,739.69)	1990	30 Years
Reserve Square Combined	Cleveland, OH	—		2,618,851.89	23,582,868.99	—	14,143,504.79	2,618,851.89	37,726,373.78	40,345,225.67	(13,386,787.93)	1973	30 Years
Reserve Square-Hotel	Cleveland, OH	—		—	—	—	532,146.34	—	532,146.34	532,146.34	(102,296.86)	1973	30 Years
Retreat, The	Phoenix, AZ	—		3,475,114.00	27,265,251.81	—	176,673.77	3,475,114.00	27,441,925.58	30,917,039.58	(2,504,269.99)	1999	30 Years
Ribbon Mill	Manchester, CT	4,462,893.75		787,929.00	5,267,144.05	—	58,449.04	787,929.00	5,325,593.09	6,113,522.09	(228,709.18)	1908	30 Years
Richmond Townhomes	Houston, TX	—		940,000.00	13,906,905.00	—	335,062.61	940,000.00	14,241,967.61	15,181,967.61	(1,673,270.63)	1995	30 Years
Ridgegate	Kent, WA	—		805,800.00	7,323,524.49	—	558,555.50	805,800.00	7,882,079.99	8,687,879.99	(1,374,524.67)	1990	30 Years
Ridgetop	Silverdale, WA	—		811,500.00	7,299,489.64	—	469,487.86	811,500.00	7,768,977.50	8,580,477.50	(1,397,185.37)	1988	30 Years
Ridgetree	Dallas, TX	—		2,115,200.00	19,030,979.07	—	1,813,480.81	2,115,200.00	20,844,459.88	22,959,659.88	(5,379,820.64)	1983	30 Years
Ridgeway Commons	Memphis, TN	—		583,239.59	5,396,306.17	—	378,066.27	583,239.59	5,774,372.44	6,357,612.03	(943,605.55)	1970	30 Years
Ridgewood (Lou)	Louisville, KY	—		163,685.89	1,442,301.06	—	38,285.39	163,685.89	1,480,586.45	1,644,272.34	(124,070.73)	1984	30 Years
Ridgewood (MI)	Westland, MI	1,178,618.71		176,968.96	1,559,588.43	—	71,910.91	176,968.96	1,631,499.34	1,808,468.30	(140,395.41)	1983	30 Years
Ridgewood (Rus)	Russellville, KY	744,971.22		69,156.10	609,340.64	—	70,226.31	69,156.10	679,566.95	748,723.05	(69,901.41)	1984	30 Years
Ridgewood I (Bed)	Bedford, IN	830,345.96		107,119.92	943,843.19	—	83,618.07	107,119.92	1,027,461.26	1,134,581.18	(93,893.70)	1984	30 Years
Ridgewood I (Elk)	Elkhart, IN	1,128,693.61		159,371.17	1,404,233.72	—	172,755.57	159,371.17	1,576,989.29	1,736,360.46	(137,341.08)	1984	30 Years
Ridgewood I (GA)	Decatur, GA	1,357,942.30		230,574.17	2,031,609.72	—	113,210.75	230,574.17	2,144,820.47	2,375,394.64	(182,968.64)	1984	30 Years
Ridgewood I (Lex)	Lexington, KY	—		203,719.66	1,794,792.23	—	101,925.97	203,719.66	1,896,718.20	2,100,437.86	(159,668.01)	1984	30 Years
Ridgewood I (OH)	Columbus, OH	1,171,840.81		174,065.87	1,534,135.00	—	104,675.10	174,065.87	1,638,810.10	1,812,875.97	(144,783.51)	1984	30 Years
Ridgewood II (Bed)	Bedford, IN	861,087.79		99,558.74	877,220.98	—	73,117.41	99,558.74	950,338.39	1,049,897.13	(86,020.45)	1986	30 Years
Ridgewood II (Elk)	Elkhart, IN	—		215,334.70	1,897,333.39	—	233,328.16	215,334.70	2,130,661.55	2,345,996.25	(192,611.95)	1986	30 Years
Ridgewood II (GA)	Decatur, GA	973,982.41		164,999.02	1,453,626.21	—	48,790.46	164,999.02	1,502,416.67	1,667,415.69	(124,284.69)	1986	30 Years
Ridgewood II (OH)	Columbus, OH	1,132,779.44		162,913.98	1,435,647.68	—	93,864.63	162,913.98	1,529,512.31	1,692,426.29	(132,883.19)	1985	30 Years
Ridgewood Village	San Diego, CA	(R	)	5,761,500.00	14,032,510.64	—	74,524.53	5,761,500.00	14,107,035.17	19,868,535.17	(2,037,157.91)	1997	30 Years
Ridgewood Village II	San Diego, CA	—		6,048,000.00	19,971,537.18	—	22,067.70	6,048,000.00	19,993,604.88	26,041,604.88	(805,991.45)	1997	30 Years
Rincon	Houston, TX	(E	)	4,401,900.00	16,734,745.75	—	324,714.44	4,401,900.00	17,059,460.19	21,461,360.19	(2,907,444.37)	1996	30 Years
River Bend	Tampa, FL	—		602,945.00	1,760,822.60	—	3,129,497.36	602,945.00	4,890,319.96	5,493,264.96	(4,216,431.92)	1971	30 Years
River Glen I	Reynoldsbury, OH	—		171,271.91	1,508,892.15	—	47,733.32	171,271.91	1,556,625.47	1,727,897.38	(131,762.00)	1987	30 Years
River Glen II	Reynoldsbury, OH	1,132,517.14		158,683.55	1,398,175.02	—	42,303.29	158,683.55	1,440,478.31	1,599,161.86	(120,647.82)	1987	30 Years
River Hill	Grand Prairie, TX	—		2,004,000.00	19,272,943.71	—	384,472.47	2,004,000.00	19,657,416.18	21,661,416.18	(2,355,483.58)	1996	30 Years
River Oaks (CA)	Oceanside, CA	10,576,578.77		5,600,000.00	20,673,713.81	—	217,129.97	5,600,000.00	20,890,843.78	26,490,843.78	(632,562.71)	1984	30 Years
River Park	Fort Worth, TX	7,456,459.73		2,245,400.00	8,811,726.50	—	1,708,294.19	2,245,400.00	10,520,020.69	12,765,420.69	(1,604,295.95)	1984	30 Years
River's Bend (CT)	Windsor, CT	12,389,455.00		3,325,516.73	22,230,398.58	—	127,761.19	3,325,516.73	22,358,159.77	25,683,676.50	(949,975.71)	1973	30 Years
Rivers Edge	Waterbury, CT	—		781,900.00	6,561,167.21	—	262,709.27	781,900.00	6,823,876.48	7,605,776.48	(906,443.35)	1974	30 Years
Rivers End I	Jacksonville, FL	1,366,089.67		171,744.81	1,507,064.67	—	123,721.74	171,744.81	1,630,786.41	1,802,531.22	(145,355.27)	1986	30 Years
Rivers End II	Jacksonville, FL	1,087,480.02		190,687.68	1,680,171.28	—	138,763.78	190,687.68	1,818,935.06	2,009,622.74	(158,561.42)	1986	30 Years
Riverside Park	Tulsa, OK	(E	)	1,441,400.00	12,371,637.06	—	432,928.68	1,441,400.00	12,804,565.74	14,245,965.74	(2,092,346.66)	1994	30 Years
Riverview Condominiums	Norwalk, CT	6,200,915.99		2,300,000.00	7,406,729.78	—	282,851.33	2,300,000.00	7,689,581.11	9,989,581.11	(264,397.10)	1991	30 Years
Roanoke	Rochester Hills, MI	40,500.00		369,911.16	3,259,270.40	—	120,918.19	369,911.16	3,380,188.59	3,750,099.75	(279,634.15)	1985	30 Years
Rock Creek	Corrboro, NC	—		895,700.00	8,062,542.86	—	555,270.36	895,700.00	8,617,813.22	9,513,513.22	(1,743,215.89)	1986	30 Years
Rockingham Glen	West Roxbury, MA	4,395,436.78		1,124,216.91	7,515,159.93	—	111,701.55	1,124,216.91	7,626,861.48	8,751,078.39	(331,156.52)	1974	30 Years
Rolido Parque	Houston, TX	6,931,475.78		2,955,900.00	7,931,879.77	—	1,098,090.87	2,955,900.00	9,029,970.64	11,985,870.64	(1,609,019.58)	1978	30 Years
Rolling Green (Amherst)	Amherst, MA	4,088,592.03		1,340,701.85	8,962,317.43	—	296,210.91	1,340,701.85	9,258,528.34	10,599,230.19	(410,450.92)	1970	30 Years
Rolling Green (Fall River)	Fall River, MA	8,157,815.54		2,481,821.11	16,780,359.12	—	488,092.81	2,481,821.11	17,268,451.93	19,750,273.04	(779,640.72)	1971	30 Years
Rolling Green (Milford)	Milford, MA	8,085,754.69		2,012,350.35	13,452,150.14	—	601,940.25	2,012,350.35	14,054,090.39	16,066,440.74	(622,351.84)	1970	30 Years
Rosecliff	Quincy, MA	—		5,460,000.00	15,722,948.35	—	32,511.99	5,460,000.00	15,755,460.34	21,215,460.34	(1,357,488.19)	1990	30 Years
Rosehill Pointe	Lenexa, KS	12,286,411.01		2,093,300.00	18,863,514.87	—	2,955,883.01	2,093,300.00	21,819,397.88	23,912,697.88	(5,334,414.08)	1984	30 Years
Rosewood (KY)	Louisville, KY	1,550,067.20		253,452.90	2,233,196.22	—	95,218.43	253,452.90	2,328,414.65	2,581,867.55	(198,052.96)	1984	30 Years
Rosewood (OH)	Columbus, OH	—		212,378.37	1,871,185.91	—	132,454.41	212,378.37	2,003,640.32	2,216,018.69	(177,790.35)	1985	30 Years
Rosewood Commons I	Indianapolis, IN	1,810,848.21		228,644.39	2,014,652.29	—	170,129.32	228,644.39	2,184,781.61	2,413,426.00	(203,149.18)	1986	30 Years
Rosewood Commons II	Indianapolis, IN	—		220,463.03	1,942,519.54	—	128,960.57	220,463.03	2,071,480.11	2,291,943.14	(187,081.14)	1987	30 Years
Royal Oak	Eagan, MN	13,139,491.00		1,602,903.51	14,423,662.47	—	629,043.35	1,602,903.51	15,052,705.82	16,655,609.33	(2,322,559.80)	1989	30 Years
Royal Oaks (FL)	Jacksonville, FL	—		1,988,000.00	13,645,117.44	—	418,480.80	1,988,000.00	14,063,598.24	16,051,598.24	(1,718,318.81)	1991	30 Years

Royale	Cranston, RI	2,018,441.00		512,785.47	3,427,865.91	—	67,145.83	512,785.47	3,495,011.74	4,007,797.21	(151,247.13)	1976	30 Years
Sabal Palm at Boot Ranch	Palm Harbor, FL	16,147,538.57		3,888,000.00	28,923,691.69	—	575,271.44	3,888,000.00	29,498,963.13	33,386,963.13	(3,449,742.27)	1996	30 Years
Sabal Palm at Carrollwood Place	Tampa, FL	—		3,888,000.00	26,911,542.48	—	327,961.98	3,888,000.00	27,239,504.46	31,127,504.46	(3,215,088.15)	1995	30 Years
Sabal Palm at Lake Buena Vista	Orlando, Fl	21,170,000.00		2,800,000.00	23,687,892.95	—	676,324.66	2,800,000.00	24,364,217.61	27,164,217.61	(2,910,953.95)	1988	30 Years
Sabal Palm at Metrowest	Orlando, Fl	—		4,110,000.00	38,394,864.86	—	651,119.46	4,110,000.00	39,045,984.32	43,155,984.32	(4,481,380.07)	1998	30 Years
Sabal Palm at Metrowest II	Orlando, Fl	—		4,560,000.00	33,907,282.83	—	301,554.82	4,560,000.00	34,208,837.65	38,768,837.65	(3,950,874.16)	1997	30 Years
Sabal Pointe	Coral Springs, FL	—		1,951,600.00	17,570,507.92	—	724,611.78	1,951,600.00	18,295,119.70	20,246,719.70	(3,939,925.21)	1995	30 Years
Saddle Ridge	Ashburn, VA	—		1,364,800.00	12,283,616.32	—	620,984.37	1,364,800.00	12,904,600.69	14,269,400.69	(2,965,216.53)	1989	30 Years
Sailboat Bay	Raleigh, NC	—		960,000.00	8,797,579.84	—	322,796.26	960,000.00	9,120,376.10	10,080,376.10	(1,129,195.17)	1986	30 Years
Sandalwood	Toledo, OH	1,077,848.97		151,926.23	1,338,635.64	—	30,212.24	151,926.23	1,368,847.88	1,520,774.11	(115,586.33)	1984	30 Years
Sandpiper II	Fort Pierce, FL	—		155,495.65	1,369,987.12	—	286,788.90	155,495.65	1,656,776.02	1,812,271.67	(158,135.54)	1982	30 Years
Sanford Court	Sanford, FL	1,710,085.85		238,814.10	2,104,212.44	—	240,218.67	238,814.10	2,344,431.11	2,583,245.21	(216,037.02)	1976	30 Years
Scarborough Square	Rockville, MD	5,012,038.89		1,815,000.00	7,608,125.57	—	637,655.90	1,815,000.00	8,245,781.47	10,060,781.47	(938,332.71)	1967	30 Years
Schooner Bay I	Foster City, CA	27,000,000.00		5,345,000.00	14,702,681.68	—	60,528.25	5,345,000.00	14,763,209.93	20,108,209.93	(287,395.97)	1985	30 Years
Schooner Bay II	Foster City, CA	23,760,000.00		4,550,000.00	12,970,054.24	—	52,913.76	4,550,000.00	13,022,968.00	17,572,968.00	(251,971.99)	1985	30 Years
Scottsdale Courtyards	Scottsdale, AZ	—		2,979,269.00	25,073,537.79	—	474,233.39	2,979,269.00	25,547,771.18	28,527,040.18	(3,762,268.62)	1993	30 Years
Scottsdale Meadows	Scottsdale, AZ	—		1,512,000.00	11,407,698.76	—	501,722.24	1,512,000.00	11,909,421.00	13,421,421.00	(1,785,958.09)	1984	30 Years
Security Manor	Westfield, MA	1,443,634.00		355,456.23	2,376,152.12	—	15,389.07	355,456.23	2,391,541.19	2,746,997.42	(105,841.69)	1971	30 Years
Sedona Springs	Austin, TX	15,975,000.00		2,574,000.00	23,477,042.72	—	819,920.92	2,574,000.00	24,296,963.64	26,870,963.64	(2,871,163.85)	1995	30 Years
Seeley Lake	Lakewood, WA	—		2,760,400.00	24,845,286.28	—	959,417.87	2,760,400.00	25,804,704.15	28,565,104.15	(4,482,780.99)	1990	30 Years
Settler's Point	Salt Lake City, UT	—		1,715,100.00	15,437,046.26	—	823,930.36	1,715,100.00	16,260,976.62	17,976,076.62	(2,936,857.93)	1986	30 Years
Seventh & James	Seattle, WA	—		663,800.00	5,974,802.99	—	1,714,645.90	663,800.00	7,689,448.89	8,353,248.89	(1,251,360.04)	1992	30 Years
Shadetree	West Palm Beach, FL	—		532,000.00	1,420,721.36	—	130,892.18	532,000.00	1,551,613.54	2,083,613.54	(22,701.97)	1982	30 Years
Shadow Bay I	Jacksonville, FL	—		123,318.51	1,086,720.43	—	78,824.99	123,318.51	1,165,545.42	1,288,863.93	(107,332.55)	1984	30 Years
Shadow Bay II	Jacksonville, FL	967,211.18		139,708.74	1,231,134.03	—	79,472.65	139,708.74	1,310,606.68	1,450,315.42	(119,008.83)	1985	30 Years
Shadow Brook	Scottsdale, AZ	—		3,065,496.00	18,367,686.39	—	695,603.54	3,065,496.00	19,063,289.93	22,128,785.93	(2,852,836.65)	1984	30 Years
Shadow Lake	Doraville, GA	—		1,140,000.00	13,117,276.66	—	240,299.76	1,140,000.00	13,357,576.42	14,497,576.42	(1,588,617.17)	1989	30 Years
Shadow Ridge	Tallahassee, FL	—		150,326.51	1,324,061.38	—	120,666.11	150,326.51	1,444,727.49	1,595,054.00	(128,291.17)	1983	30 Years
Shadow Trace	Stone Mountain, GA	—		244,320.39	2,152,728.92	—	150,256.61	244,320.39	2,302,985.53	2,547,305.92	(202,912.92)	1984	30 Years
Shadowood I	Sarasota, FL	1,394,425.14		157,660.55	1,389,061.24	—	101,651.07	157,660.55	1,490,712.31	1,648,372.86	(132,806.98)	1982	30 Years
Shadowood II	Sarasota, FL	1,185,160.61		152,030.92	1,339,469.12	—	41,207.18	152,030.92	1,380,676.30	1,532,707.22	(121,829.69)	1983	30 Years
Sheffield Court	Arlington, VA	—		3,349,350.00	31,960,799.88	—	1,255,129.32	3,349,350.00	33,215,929.20	36,565,279.20	(8,241,627.01)	1986	30 Years
Sherbrook (IN)	Indianapolis, IN	1,625,092.56		171,920.49	1,514,706.88	—	103,271.24	171,920.49	1,617,978.12	1,789,898.61	(148,113.91)	1986	30 Years
Sherbrook (OH)	Columbus, OH	1,074,187.90		163,493.35	1,440,035.77	—	129,635.21	163,493.35	1,569,670.98	1,733,164.33	(141,811.49)	1985	30 Years
Sherbrook (PA)	Wexford, PH	—		279,665.03	2,464,403.71	—	164,151.90	279,665.03	2,628,555.61	2,908,220.64	(218,694.98)	1986	30 Years
Shoal Run	Birmingham, AL	—		1,380,000.00	12,218,577.43	—	282,586.96	1,380,000.00	12,501,164.39	13,881,164.39	(1,506,549.04)	1986	30 Years
Siena Terrace	Lake Forest, CA	18,038,474.01		8,900,000.00	24,083,023.60	—	457,835.33	8,900,000.00	24,540,858.93	33,440,858.93	(2,571,775.12)	1988	30 Years
Sierra Canyon	Santa Clarita, CA	—		3,484,200.00	12,523,276.06	—	893,727.28	3,484,200.00	13,417,003.34	16,901,203.34	(2,063,553.10)	1987	30 Years
Silver Creek	Phoenix, AZ	—		712,102.00	6,707,495.59	—	349,601.28	712,102.00	7,057,096.87	7,769,198.87	(1,119,903.17)	1986	30 Years
Silver Forest	Ocala, FL	837,810.82		126,535.69	1,114,917.31	—	34,644.29	126,535.69	1,149,561.60	1,276,097.29	(100,259.28)	1985	30 Years
Silver Shadow	Las Vegas, NV	—		953,440.00	8,599,510.80	—	799,422.92	953,440.00	9,398,933.72	10,352,373.72	(2,821,691.43)	1992	30 Years
Silver Springs (FL)	Jacksonville, FL	—		1,831,100.00	16,474,734.54	—	3,466,305.30	1,831,100.00	19,941,039.84	21,772,139.84	(3,282,345.29)	1985	30 Years
Silverwood	Mission, KS	(P	)	1,230,000.00	11,070,904.41	—	1,501,760.46	1,230,000.00	12,572,664.87	13,802,664.87	(3,599,579.67)	1986	30 Years
Sky Pines I	Orlando, Fl	2,240,675.98		349,028.75	3,075,448.67	—	169,847.93	349,028.75	3,245,296.60	3,594,325.35	(292,036.85)	1986	30 Years
Sky Ridge	Woodstock, GA	—		437,373.49	3,853,792.10	—	193,464.05	437,373.49	4,047,256.15	4,484,629.64	(337,287.03)	1987	30 Years
Skycrest	Valencia, CA	18,390,094.19		10,560,000.00	25,574,457.27	—	78,292.83	10,560,000.00	25,652,750.10	36,212,750.10	(927,025.66)	1999	30 Years
Skylark	Union City, CA	—		1,781,600.00	16,731,915.87	—	470,686.84	1,781,600.00	17,202,602.71	18,984,202.71	(2,078,518.17)	1986	30 Years
Skyview	Rancho Santa Margarita, CA	—		3,380,000.00	21,953,151.07	—	139,816.58	3,380,000.00	22,092,967.65	25,472,967.65	(2,042,853.50)	1999	30 Years
Slate Run (Hop)	Hopkinsville, KY	875,341.46		91,303.73	804,535.36	—	95,168.08	91,303.73	899,703.44	991,007.17	(88,232.12)	1984	30 Years
Slate Run (Ind)	Indianapolis, IN	1,980,685.72		295,593.01	2,604,496.55	—	207,677.12	295,593.01	2,812,173.67	3,107,766.68	(241,319.12)	1984	30 Years
Slate Run (Leb)	Lebanon, IN	1,202,838.17		154,060.96	1,357,444.95	—	115,764.02	154,060.96	1,473,208.97	1,627,269.93	(139,064.85)	1984	30 Years
Slate Run (Mia)	Miamisburg, OH	833,093.01		136,064.79	1,198,879.10	—	59,175.48	136,064.79	1,258,054.58	1,394,119.37	(107,754.90)	1985	30 Years
Slate Run I (Lou)	Louisville, KY	—		179,765.59	1,583,930.73	—	60,948.69	179,765.59	1,644,879.42	1,824,645.01	(143,286.33)	1984	30 Years
Slate Run II (Lou)	Louisville, KY	1,139,968.44		167,722.89	1,477,722.46	—	28,322.19	167,722.89	1,506,044.65	1,673,767.54	(128,437.18)	1985	30 Years
Smoketree Polo Club	Indio, CA	8,425,000.00		867,200.00	6,971,076.37	—	738,804.36	867,200.00	7,709,880.73	8,577,080.73	(1,121,625.00)	1987-89	30 Years
Sommerset Place	Raleigh, NC	—		360,000.00	7,800,205.70	—	266,457.98	360,000.00	8,066,663.68	8,426,663.68	(980,508.89)	1983	30 Years
Sonata at Cherry Creek	Denver, CO	—		5,490,000.00	18,130,479.26	—	102,396.24	5,490,000.00	18,232,875.50	23,722,875.50	(721,776.75)	1999	30 Years
Songbird	San Antonio, TX	6,231,299.17		1,082,500.00	9,733,790.98	—	1,314,252.02	1,082,500.00	11,048,043.00	12,130,543.00	(2,460,006.11)	1981	30 Years
Sonoran	Phoenix, AZ	—		2,361,922.00	31,841,723.63	—	609,899.29	2,361,922.00	32,451,622.92	34,813,544.92	(4,816,563.34)	1995	30 Years
Sonterra at Foothill Ranch	Foothill Ranch, DA	15,496,245.19		7,503,400.00	24,048,506.71	—	163,128.01	7,503,400.00	24,211,634.72	31,715,034.72	(3,236,282.86)	1997	30 Years
South Creek	Phoenix, AZ	14,885,762.84		2,671,300.00	24,042,041.82	—	1,466,378.90	2,671,300.00	25,508,420.72	28,179,720.72	(5,528,499.13)	1986-89	30 Years
South Pointe	St. Louis, MO	7,110,250.00		961,100.00	8,651,149.61	—	802,494.05	961,100.00	9,453,643.66	10,414,743.66	(1,790,159.68)	1986	30 Years
South Shore	Stockton, CA	6,833,000.00		840,000.00	6,057,952.19	—	248,527.30	840,000.00	6,306,479.49	7,146,479.49	(140,324.39)	1979	30 Years
Southwood	Palo Alto, CA	—		6,936,600.00	14,324,068.88	—	732,139.53	6,936,600.00	15,056,208.41	21,992,808.41	(2,039,111.17)	1985	30 Years
Spicewood	Indianapolis, IN	991,211.49		128,354.56	1,131,043.53	—	77,644.99	128,354.56	1,208,688.52	1,337,043.08	(101,603.73)	1986	30 Years
Spicewood Springs	Jacksonville, FL	—		1,536,000.00	21,138,008.81	—	2,565,633.08	1,536,000.00	23,703,641.89	25,239,641.89	(3,114,213.15)	1986	30 Years
Spinnaker Cove	Hermitage, TN	—		1,461,731.24	12,770,420.93	—	1,037,201.69	1,461,731.24	13,807,622.62	15,269,353.86	(2,569,739.82)	1986	30 Years
Spring Gate	Springfield, FL	—		132,951.42	1,171,446.91	—	211,427.02	132,951.42	1,382,873.93	1,515,825.35	(136,913.18)	1983	30 Years
Spring Hill Commons	Acton, MA	—		1,107,435.54	7,402,979.90	—	75,852.17	1,107,435.54	7,478,832.07	8,586,267.61	(316,390.14)	1973	30 Years
Spring Lake Manor	Birmingham, AL (U)	3,709,099.98		199,991.58	4,512,048.07	—	388,198.78	199,991.58	4,900,246.85	5,100,238.43	(450,216.92)	1972	30 Years
Springbrook	Anderson, SC	1,666,989.07		168,958.84	1,488,611.47	—	111,104.27	168,958.84	1,599,715.74	1,768,674.58	(145,440.15)	1986	30 Years
Springs Colony	Altamonte Springs, FL	(P	)	640,400.00	5,852,156.88	—	1,086,929.00	640,400.00	6,939,085.88	7,579,485.88	(2,252,282.34)	1986	30 Years
Springtree (REIT)	W. Palm Beach, FL	1,198,245.66		183,100.00	1,648,300.69	—	21,953.02	183,100.00	1,670,253.71	1,853,353.71	(62,269.55)	1982	30 Years
Springwood (Col)	Columbus, OH	1,051,769.83		189,947.71	1,672,888.81	—	81,898.29	189,947.71	1,754,787.10	1,944,734.81	(152,601.60)	1983	30 Years
Springwood (IN)	New Haven, IN	743,357.41		119,198.99	1,050,337.97	—	109,794.38	119,198.99	1,160,132.35	1,279,331.34	(99,038.59)	1981	30 Years
Steeplechase	Charlotte, NC	—		1,111,500.00	10,180,749.95	—	453,520.91	1,111,500.00	10,634,270.86	11,745,770.86	(1,344,747.00)	1986	30 Years
Sterling Point	Littleton, CO	—		935,500.00	8,419,199.52	—	446,679.06	935,500.00	8,865,878.58	9,801,378.58	(1,544,161.93)	1979	30 Years
Stewart Way I	Hinesville, GA	2,135,208.21		290,772.56	2,562,373.14	—	177,842.76	290,772.56	2,740,215.90	3,030,988.46	(253,946.21)	1986	30 Years
Stillwater	Savannah, GA	910,121.15		151,197.79	1,332,417.32	—	47,992.70	151,197.79	1,380,410.02	1,531,607.81	(120,497.98)	1983	30 Years
Stone Crossing	Montgomery, AL (U)	2,009,311.36		103,186.01	2,716,315.53	—	237,101.87	103,186.01	2,953,417.40	3,056,603.41	(273,855.72)	1973	30 Years
Stonehenge (Day)	Dayton, OH	1,134,126.05		202,293.85	1,782,140.24	—	147,203.20	202,293.85	1,929,343.44	2,131,637.29	(164,577.63)	1985	30 Years
Stonehenge (Ind)	Indianapolis, IN	1,170,688.31		146,810.32	1,293,558.94	—	129,045.40	146,810.32	1,422,604.34	1,569,414.66	(142,558.39)	1984	30 Years
Stonehenge (Jas)	Jasper, IN	420,823.40		78,334.74	690,214.46	—	35,340.46	78,334.74	725,554.92	803,889.66	(64,242.83)	1985	30 Years
Stonehenge (KY)	Glasgow, KY	775,924.01		111,631.60	983,596.05	—	54,548.03	111,631.60	1,038,144.08	1,149,775.68	(95,285.40)	1983	30 Years
Stonehenge (Mas)	Massillon, OH	601,790.89		145,386.28	1,281,011.57	—	95,900.96	145,386.28	1,376,912.53	1,522,298.81	(123,026.89)	1984	30 Years
Stonehenge (MI)	Tecumseh, MI	1,044,839.53		146,553.91	1,291,449.64	—	72,166.08	146,553.91	1,363,615.72	1,510,169.63	(113,230.22)	1984	30 Years
Stonehenge I (Ric)	Richmond, IN	1,096,252.13		156,342.98	1,377,552.00	—	199,547.81	156,342.98	1,577,099.81	1,733,442.79	(139,279.74)	1984	30 Years
Stoney Creek	Lakewood, WA	—		1,215,200.00	10,938,133.89	—	716,256.55	1,215,200.00	11,654,390.44	12,869,590.44	(1,992,462.04)	1990	30 Years
Stratford Square	Winter Park, FL (U)	4,976,334.07		391,300.00	3,176,441.37	—	210,332.96	391,300.00	3,386,774.33	3,778,074.33	(317,384.75)	1972	30 Years
Strawberry Place	Plant City, FL	—		78,444.76	691,183.84	—	88,180.15	78,444.76	779,363.99	857,808.75	(76,977.94)	1982	30 Years
Sturbridge Meadows	Sturbridge, MA	2,293,529.81		702,446.99	4,695,714.32	—	88,853.44	702,446.99	4,784,567.76	5,487,014.75	(206,434.74)	1985	30 Years
Suerte	San Diego, CA	18,291,416.96		8,160,000.00	29,360,938.17	—	125,626.66	8,160,000.00	29,486,564.83	37,646,564.83	(1,116,925.99)	1990	30 Years
Suffolk Grove I	Grove City, OH	—		214,106.74	1,886,414.73	—	89,330.45	214,106.74	1,975,745.18	2,189,851.92	(167,181.69)	1985	30 Years
Suffolk Grove II	Grove City, OH	1,012,102.90		167,682.97	1,477,568.67	—	38,931.54	167,682.97	1,516,500.21	1,684,183.18	(127,588.87)	1987	30 Years
Sugartree I	New Smyna Beach, FL	951,712.17		155,018.08	1,453,696.13	—	106,158.43	155,018.08	1,559,854.56	1,714,872.64	(136,045.34)	1984	30 Years
Summer Chase	Denver, CO	12,794,478.68		1,709,200.00	15,375,007.91	—	1,752,688.66	1,709,200.00	17,127,696.57	18,836,896.57	(3,928,914.12)	1983	30 Years
Summer Creek	Plymouth, MN	2,222,245.40		579,600.00	3,815,800.17	—	284,280.36	579,600.00	4,100,080.53	4,679,680.53	(581,720.61)	1985	30 Years
Summer Ridge	Riverside, CA	—		602,400.00	5,422,807.38	—	305,692.16	602,400.00	5,728,499.54	6,330,899.54	(1,224,095.88)	1985	30 Years
Summerhill Glen	Maynard, MA	2,023,574.82		415,812.01	2,779,618.15	—	124,016.67	415,812.01	2,903,634.82	3,319,446.83	(137,849.40)	1980	30 Years
Summerset Village	Chatsworth, CA	19,306,077.37		2,891,345.68	23,692,592.45	—	568,929.73	2,891,345.68	24,261,522.18	27,152,867.86	(4,643,488.56)	1985	30 Years
Summerwood	Hayward, CA	—		4,866,600.00	6,942,743.34	—	488,937.23	4,866,600.00	7,431,680.57	12,298,280.57	(1,017,788.73)	1982	30 Years
Summit & Birch Hill	Farmington, CT	7,286,123.00		1,757,437.88	11,748,112.49	—	78,917.15	1,757,437.88	11,827,029.64	13,584,467.52	(501,178.98)	1967	30 Years
Summit at Lake Union	Seattle, WA	—		1,424,700.00	12,852,461.39	—	958,386.00	1,424,700.00	13,810,847.39	15,235,547.39	(2,353,930.17)	1995—1997	30 Years
Summit Center (FL)	W. Palm Beach, FL	2,219,511.26		670,000.00	1,733,311.89	—	282,920.53	670,000.00	2,016,232.42	2,686,232.42	(116,692.32)	1987	30 Years
Summit Chase	Coral Springs, FL	—		1,122,100.00	4,431,710.99	—	514,155.19	1,122,100.00	4,945,866.18	6,067,966.18	(1,058,009.28)	1985	30 Years
Sun Creek	Glendale, AZ	—		896,929.00	7,066,939.86	—	301,620.11	896,929.00	7,368,559.97	8,265,488.97	(1,161,504.14)	1985	30 Years
Sunny Oak Village	Overland Park, KS	14,111,424.18		2,247,750.00	20,230,536.38	—	2,851,741.65	2,247,750.00	23,082,278.03	25,330,028.03	(5,795,770.15)	1984	30 Years
Sunnyside	Tifton, GA	1,293,809.89		166,887.10	1,470,612.23	—	159,033.39	166,887.10	1,629,645.62	1,796,532.72	(143,143.59)	1984	30 Years
Sunrise Springs	Las Vegas, NV	—		975,300.00	8,775,662.32	—	529,662.44	975,300.00	9,305,324.76	10,280,624.76	(2,604,496.39)	1989	30 Years
Sunset Way I	Miami, FL	1,564,299.73		258,567.91	2,278,539.10	—	219,429.40	258,567.91	2,497,968.50	2,756,536.41	(214,894.59)	1987	30 Years
Sunset Way II	Miami, FL	2,567,314.06		274,903.14	2,422,546.26	—	175,374.40	274,903.14	2,597,920.66	2,872,823.80	(219,400.26)	1988	30 Years
Suntree	West Palm Beach, FL	—		469,000.00	1,479,588.79	—	1,278.25	469,000.00	1,480,867.04	1,949,867.04	(22,032.91)	1982	30 Years
Suntree Village	Oro Valley, AZ	—		1,571,745.00	13,095,941.30	—	887,460.34	1,571,745.00	13,983,401.64	15,555,146.64	(2,333,335.96)	1986	30 Years
Surrey Downs	Bellevue, WA	—		3,057,100.00	7,848,618.09	—	317,326.74	3,057,100.00	8,165,944.83	11,223,044.83	(1,058,943.45)	1986	30 Years
Sutton Place	Dallas, TX	—		1,358,400.00	12,227,724.86	—	3,240,611.36	1,358,400.00	15,468,336.22	16,826,736.22	(5,451,106.58)	1985	30 Years
Sutton Place (FL)	Lakeland, FL	828,139.14		120,887.43	1,065,150.01	—	130,309.75	120,887.43	1,195,459.76	1,316,347.19	(113,292.97)	1984	30 Years
Sweetwater Glen	Lawrenceville, GA	—		500,000.00	10,469,749.09	—	320,788.03	500,000.00	10,790,537.12	11,290,537.12	(1,315,234.28)	1986	30 Years
Sycamore Creek	Scottsdale, AZ	(E	)	3,152,000.00	19,083,727.11	—	769,673.32	3,152,000.00	19,853,400.43	23,005,400.43	(3,191,796.43)	1984	30 Years
Tabor Ridge	Berea, OH	—		235,940.28	2,079,290.00	—	208,859.09	235,940.28	2,288,149.09	2,524,089.37	(200,811.01)	1986	30 Years
Talleyrand	Tarrytown, NY	36,500,000.00		12,000,000.00	49,522,408.25	—	2,662.58	12,000,000.00	49,525,070.83	61,525,070.83	(299,560.04)	1997-98	30 Years
Tamarlane	Portland, ME	—		690,900.00	5,153,632.57	—	230,658.71	690,900.00	5,384,291.28	6,075,191.28	(962,626.79)	1986	30 Years
Tanasbourne Terrace	Hillsboro, OR	12,258,262.41		1,876,700.00	16,891,204.54	—	1,732,941.35	1,876,700.00	18,624,145.89	20,500,845.89	(5,404,089.61)	1986-89	30 Years
Tanglewood (RI)	West Warwick, RI	6,537,748.18		1,141,415.46	7,630,128.68	—	60,881.10	1,141,415.46	7,691,009.78	8,832,425.24	(335,754.52)	1973	30 Years
Tanglewood (VA)	Manassas, VA	25,110,000.00		2,108,295.00	20,932,970.86	—	1,644,546.87	2,108,295.00	22,577,517.73	24,685,812.73	(5,918,484.65)	1987	30 Years
Terrace Trace	Tampa, FL	1,590,157.36		193,916.40	1,708,614.78	—	193,534.92	193,916.40	1,902,149.70	2,096,066.10	(160,555.55)	1985	30 Years
Three Chopt West	Richmond, VA (U)	8,407,726.28		432,956.59	8,256,577.14	—	181,426.24	432,956.59	8,438,003.38	8,870,959.97	(688,100.02)	1962	30 Years
Thymewood II	Miami, FL	—		219,660.95	1,936,463.36	—	126,183.40	219,660.95	2,062,646.76	2,282,307.71	(164,793.56)	1986	30 Years
Tierra Antigua	Albuquerque, NM	6,477,380.94		1,825,000.00	7,737,626.64	—	55,587.03	1,825,000.00	7,793,213.67	9,618,213.67	(166,778.75)	1985	30 Years

Timber Hollow	Chapel Hill, NC	—		800,000.00	11,219,536.59	—	565,343.08	800,000.00	11,784,879.67	12,584,879.67	(1,407,138.51)	1986	30 Years
Timbercreek	Toledo, OH	1,498,004.43		203,419.77	1,792,349.87	—	86,625.48	203,419.77	1,878,975.35	2,082,395.12	(158,843.37)	1987	30 Years
Timberwalk	Jacksonville, FL	—		1,988,000.00	13,204,218.78	—	408,474.08	1,988,000.00	13,612,692.86	15,600,692.86	(1,685,220.69)	1987	30 Years
Timberwood	Aurora, CO	—		1,518,600.00	14,587,786.32	—	800,162.88	1,518,600.00	15,387,949.20	16,906,549.20	(2,176,760.29)	1983	30 Years
Timberwood (GA)	Perry, GA	—		144,299.39	1,271,304.85	—	58,663.80	144,299.39	1,329,968.65	1,474,268.04	(116,161.68)	1985	30 Years
Toscana	Irvine, CA	—		39,410,000.00	50,823,062.30	—	704,583.08	39,410,000.00	51,527,645.38	90,937,645.38	(1,883,907.81)	1991/1993	30 Years
Town & Country	Birmingham, AL (U)	2,341,799.87		147,122.73	2,610,973.58	—	183,850.84	147,122.73	2,794,824.42	2,941,947.15	(251,125.90)	1973	30 Years
Town Center (TX)	Kingwood, TX	—		1,291,300.00	11,530,216.18	—	335,878.87	1,291,300.00	11,866,095.05	13,157,395.05	(2,134,832.42)	1994	30 Years
Town Center II (TX)	Kingwood, TX	—		1,375,000.00	14,169,655.96	—	92,682.72	1,375,000.00	14,262,338.68	15,637,338.68	(1,061,573.11)	1994	30 Years
Townhomes of Meadowbrook	Auburn Hills, MI	9,846,293.88		1,382,600.00	12,366,207.39	—	1,720,515.03	1,382,600.00	14,086,722.42	15,469,322.42	(1,944,044.56)	1988	30 Years
Townhouse Park	Richmond, VA (U)	7,504,187.26		384,176.00	9,599,803.46	—	826,392.06	384,176.00	10,426,195.52	10,810,371.52	(926,366.53)	1966	30 Years
Trails (CO), The	Aurora, CO	11,162,361.50		1,217,900.00	8,877,204.73	—	2,013,356.50	1,217,900.00	10,890,561.23	12,108,461.23	(3,863,798.67)	1986	30 Years
Trails at Briar Forest	Houston, TX	13,575,460.57		2,380,000.00	24,911,560.72	—	565,356.08	2,380,000.00	25,476,916.80	27,856,916.80	(3,088,461.75)	1990	30 Years
Trails at Dominion Park	Houston, TX	24,066,836.60		2,531,800.00	35,699,589.07	—	2,052,774.23	2,531,800.00	37,752,363.30	40,284,163.30	(6,933,995.31)	1992	30 Years
Trailway Pond I	Burnsville, MN	4,909,210.00		479,284.26	4,312,143.56	—	309,758.04	479,284.26	4,621,901.60	5,101,185.86	(738,242.05)	1988	30 Years
Trailway Pond II	Burnsville, MN	11,354,755.00		1,107,287.54	9,961,408.87	—	377,533.88	1,107,287.54	10,338,942.75	11,446,230.29	(1,588,820.90)	1988	30 Years
Trinity Lakes	Cordova, TN	(E	)	1,982,000.00	14,941,745.65	—	799,963.65	1,982,000.00	15,741,709.30	17,723,709.30	(2,596,662.96)	1985	30 Years
Turf Club	Littleton, CO	9,520,000.00		2,107,300.00	15,478,040.20	—	1,398,493.30	2,107,300.00	16,876,533.50	18,983,833.50	(2,456,863.63)	1986	30 Years
Turkscap I	Brandon, FL	—		125,766.44	1,108,139.39	—	250,845.98	125,766.44	1,358,985.37	1,484,751.81	(128,891.62)	1977	30 Years
Turkscap III	Brandon, FL	750,694.28		135,850.08	1,196,987.24	—	76,598.79	135,850.08	1,273,586.03	1,409,436.11	(112,694.83)	1982	30 Years
Twin Gates	Birmingham, AL (U)	4,833,400.20		273,144.27	4,826,938.66	—	189,655.04	273,144.27	5,016,593.70	5,289,737.97	(444,585.80)	1967	30 Years
Tyrone Gardens	Randolph, MA	—		4,953,000.00	5,799,572.09	—	508,972.52	4,953,000.00	6,308,544.61	11,261,544.61	(858,818.07)	1961/1965	30 Years
University Square I	Tampa, FL	884,927.57		197,456.54	1,739,807.29	—	63,720.25	197,456.54	1,803,527.54	2,000,984.08	(153,377.42)	1979	30 Years
Valencia Plantation	Orlando, FL	—		873,000.00	12,819,377.37	—	157,765.42	873,000.00	12,977,142.79	13,850,142.79	(1,510,827.81)	1990	30 Years
Valley Creek I	Woodbury, MN	12,815,000.00		1,626,715.30	14,634,831.43	—	924,519.69	1,626,715.30	15,559,351.12	17,186,066.42	(2,419,858.43)	1989	30 Years
Valley Creek II	Woodbury, MN	10,100,000.00		1,232,659.25	11,097,830.18	—	376,310.22	1,232,659.25	11,474,140.40	12,706,799.65	(1,731,237.98)	1990	30 Years
Valleybrook	Newnan, GA	1,475,136.52		254,490.09	2,242,463.08	—	52,113.23	254,490.09	2,294,576.31	2,549,066.40	(192,385.58)	1986	30 Years
Valleyfield (KY)	Lexington, KY	1,792,533.69		252,328.74	2,223,757.07	—	206,528.50	252,328.74	2,430,285.57	2,682,614.31	(209,911.51)	1985	30 Years
Valleyfield (PA)	Bridgeville, PA	—		274,316.67	2,417,028.77	—	188,881.62	274,316.67	2,605,910.39	2,880,227.06	(220,671.58)	1985	30 Years
Valleyfield I	Decatur, GA	1,577,047.66		252,413.03	2,224,133.89	—	130,378.94	252,413.03	2,354,512.83	2,606,925.86	(195,848.82)	1984	30 Years
Valleyfield II	Decatur, GA	—		258,320.37	2,276,083.97	—	91,790.84	258,320.37	2,367,874.81	2,626,195.18	(192,058.98)	1985	30 Years
Van Deene Manor	West Springfield, MA	3,071,031.00		744,491.11	4,976,770.67	—	31,574.87	744,491.11	5,008,345.54	5,752,836.65	(217,703.84)	1970	30 Years
Via Ventura	Scottsdale, AZ	(E	)	1,486,600.00	13,382,005.92	—	5,874,753.10	1,486,600.00	19,256,759.02	20,743,359.02	(6,205,353.34)	1980	30 Years
Villa Encanto	Phoenix, AZ	11,963,000.00		2,884,447.00	22,197,362.84	—	1,338,947.47	2,884,447.00	23,536,310.31	26,420,757.31	(3,778,895.99)	1983	30 Years
Villa Solana	Laguna Hills, CA	—		1,665,100.00	14,985,677.51	—	1,660,693.31	1,665,100.00	16,646,370.82	18,311,470.82	(4,955,419.62)	1984	30 Years
Village at Bear Creek	Lakewood, CO	20,013,136.61		4,519,700.00	40,676,389.86	—	708,577.58	4,519,700.00	41,384,967.44	45,904,667.44	(6,795,439.50)	1987	30 Years
Village at Lakewood	Phoenix, AZ	(M	)	3,166,411.00	13,859,089.81	—	613,327.97	3,166,411.00	14,472,417.78	17,638,828.78	(2,330,151.94)	1988	30 Years
Village at Tanque Verde	Tucson, AZ	(M	)	1,434,838.00	7,134,637.58	—	548,289.11	1,434,838.00	7,682,926.69	9,117,764.69	(1,324,253.01)	1984-1994	30 Years
Village Oaks	Austin, TX	4,562,265.80		1,186,000.00	10,663,736.24	—	858,286.83	1,186,000.00	11,522,023.07	12,708,023.07	(2,451,986.12)	1984	30 Years
Village of Newport	Kent, WA	—		416,300.00	3,756,582.21	—	440,884.44	416,300.00	4,197,466.65	4,613,766.65	(1,231,847.87)	1987	30 Years
Villas at Josey Ranch	Carrollton, TX	6,584,261.03		1,587,700.00	7,254,727.19	—	583,855.82	1,587,700.00	7,838,583.01	9,426,283.01	(1,103,355.23)	1986	30 Years
Villas of Oak Creste	San Antonio, TX	—		905,800.00	8,151,737.96	—	922,123.70	905,800.00	9,073,861.66	9,979,661.66	(1,823,293.26)	1979	30 Years
Viridian Lake	Fort Myers, FL	—		960,000.00	17,806,757.92	—	1,006,022.02	960,000.00	18,812,779.94	19,772,779.94	(2,284,494.66)	1991	30 Years
Vista Del Lago	Mission Viejo, CA	29,779,124.37		4,525,800.00	40,736,293.14	—	3,119,563.10	4,525,800.00	43,855,856.24	48,381,656.24	(12,705,647.22)	1986-88	30 Years
Vista Del Lago (TX)	Dallas, TX	—		3,552,000.00	20,107,928.23	—	14,791.22	3,552,000.00	20,122,719.45	23,674,719.45	(204,600.87)	1992	30 Years
Vista Grove	Mesa, AZ	—		1,341,796.00	12,157,045.12	—	256,176.60	1,341,796.00	12,413,221.72	13,755,017.72	(1,691,173.02)	1997—1998	30 Years
Walden Wood	Southfield, MI	5,486,443.33		834,700.00	7,513,690.33	—	1,675,131.66	834,700.00	9,188,821.99	10,023,521.99	(3,090,558.66)	1972	30 Years
Warwick Station	Westminster, CO	8,973,000.00		2,282,000.00	20,543,194.91	—	424,491.90	2,282,000.00	20,967,686.81	23,249,686.81	(3,556,599.87)	1986	30 Years
Waterbury (GA)	Athens, GA	—		147,450.03	1,299,195.48	—	27,368.43	147,450.03	1,326,563.91	1,474,013.94	(112,607.45)	1985	30 Years
Waterbury (IN)	Greenwood, IN	804,848.27		105,245.15	927,324.45	—	67,165.58	105,245.15	994,490.03	1,099,735.18	(88,410.83)	1984	30 Years
Waterbury (MI)	Westland, MI	2,030,514.79		331,738.84	2,922,588.70	—	172,470.89	331,738.84	3,095,059.59	3,426,798.43	(265,638.64)	1985	30 Years
Waterbury (OH)	Cincinnati, OH	—		193,166.67	1,701,833.85	—	197,917.60	193,166.67	1,899,751.45	2,092,918.12	(170,725.24)	1985	30 Years
Waterbury (TN)	Clarksville, TN	—		116,967.54	1,031,171.54	—	46,147.29	116,967.54	1,077,318.83	1,194,286.37	(96,717.85)	1985	30 Years
Waterfield Square I	Stockton, CA	6,923,000.00		950,000.00	5,805,116.30	—	31,883.92	950,000.00	5,837,000.22	6,787,000.22	(139,400.60)	1984	30 Years
Waterfield Square II	Stockton, CA	6,595,000.00		845,000.00	5,314,072.44	—	22,445.09	845,000.00	5,336,517.53	6,181,517.53	(128,188.87)	1984	30 Years
Waterford (Jax)	Jacksonville, FL	—		3,550,922.50	23,716,533.06	—	1,006,809.56	3,550,922.50	24,723,342.62	28,274,265.12	(3,086,724.74)	1988	30 Years
Waterford at Deerwood	Jacksonville, FL	10,456,047.51		1,696,000.00	10,659,701.84	—	595,683.12	1,696,000.00	11,255,384.96	12,951,384.96	(1,472,015.47)	1985	30 Years
Waterford at Orange Park	Orange Park, FL	9,540,000.00		1,960,000.00	12,098,784.47	—	1,124,297.33	1,960,000.00	13,223,081.80	15,183,081.80	(1,946,885.18)	1986	30 Years
Waterford at Regency	Jacksonville, FL	7,024,453.13		1,113,000.00	5,184,161.74	—	241,267.29	1,113,000.00	5,425,429.03	6,538,429.03	(727,977.61)	1985	30 Years
Waterford at the Lakes	Kent, WA	—		3,100,200.00	16,140,923.73	—	907,400.06	3,100,200.00	17,048,323.79	20,148,523.79	(3,087,713.54)	1990	30 Years
Waterford Village (Broward)	Delray Beach, FL	—		1,888,000.00	15,358,635.40	—	1,700,690.53	1,888,000.00	17,059,325.93	18,947,325.93	(2,303,045.22)	1989	30 Years
Watermark Square	Portland, OR	7,508,710.60		1,580,500.00	14,194,258.85	—	1,442,061.33	1,580,500.00	15,636,320.18	17,216,820.18	(3,108,788.98)	1990	30 Years
Waterstone Place	Federal Way, WA	—		2,964,000.00	26,674,598.90	—	3,817,909.68	2,964,000.00	30,492,508.58	33,456,508.58	(9,811,026.13)	1990	30 Years
Webster Green	Needham, MA	6,468,224.78		1,418,892.54	9,485,006.17	—	79,304.73	1,418,892.54	9,564,310.90	10,983,203.44	(389,424.93)	1985	30 Years
Welleby Lake Club	Sunrise, FL	—		3,648,000.00	17,620,879.42	—	442,951.95	3,648,000.00	18,063,831.37	21,711,831.37	(2,177,635.89)	1991	30 Years
Wellington (WA)	Silverdale, WA	—		1,099,300.00	9,883,302.82	—	856,327.28	1,099,300.00	10,739,630.10	11,838,930.10	(2,839,757.09)	1990	30 Years
Wellington Hill	Manchester, NH	(P	)	1,890,200.00	17,120,661.97	—	2,290,520.96	1,890,200.00	19,411,182.93	21,301,382.93	(5,908,304.89)	1987	30 Years
Wellsford Oaks	Tulsa, OK	—		1,310,500.00	11,794,289.56	—	507,799.26	1,310,500.00	12,302,088.82	13,612,588.82	(2,180,728.33)	1991	30 Years
Wentworth	Roseville, MI	—		217,502.26	1,916,231.96	—	114,474.06	217,502.26	2,030,706.02	2,248,208.28	(174,120.63)	1985	30 Years
West Of Eastland	Columbus, OH	1,970,342.40		234,543.74	2,066,674.99	—	133,717.26	234,543.74	2,200,392.25	2,434,935.99	(205,756.04)	1977	30 Years
Westbrook Village	Manchester, MO	—		2,310,000.00	10,606,342.76	—	482,360.63	2,310,000.00	11,088,703.39	13,398,703.39	(1,145,334.22)	1984	30 Years
Westcreek	Jacksonville, FL	—		185,199.13	1,632,256.15	—	126,813.22	185,199.13	1,759,069.37	1,944,268.50	(155,867.27)	1986	30 Years
Westridge	Tacoma, WA	—		3,501,900.00	31,506,082.24	—	1,941,572.94	3,501,900.00	33,447,655.18	36,949,555.18	(5,912,766.43)	1987/1991	30 Years
Westside Villas I	Los Angeles, CA	—		1,785,000.00	3,234,812.08	—	14,818.51	1,785,000.00	3,249,630.59	5,034,630.59	(145,635.55)	1999	30 Years
Westside Villas II	Los Angeles, CA	—		1,955,000.00	3,542,992.78	—	11,214.24	1,955,000.00	3,554,207.02	5,509,207.02	(159,555.78)	1999	30 Years
Westside Villas III	Los Angeles, CA	—		3,060,000.00	5,541,727.38	—	24,024.71	3,060,000.00	5,565,752.09	8,625,752.09	(250,899.10)	1999	30 Years
Westside Villas IV	Los Angeles, CA	—		3,060,000.00	5,541,727.39	—	11,124.23	3,060,000.00	5,552,851.62	8,612,851.62	(248,692.73)	1999	30 Years
Westside Villas V	Los Angeles, CA	—		5,100,000.00	9,230,717.47	—	22,350.36	5,100,000.00	9,253,067.83	14,353,067.83	(414,667.23)	1999	30 Years
Westside Villas VI	Los Angeles, CA	—		1,530,000.00	3,025,559.20	—	6,651.59	1,530,000.00	3,032,210.79	4,562,210.79	(98,089.53)	1989	30 Years
Westway	Brunswick, GA	—		168,322.68	1,483,106.21	—	91,285.65	168,322.68	1,574,391.86	1,742,714.54	(143,804.67)	1984	30 Years
Westwood Glen	Westwood, MA	4,279,128.49		1,616,504.78	10,806,003.53	—	83,343.23	1,616,504.78	10,889,346.76	12,505,851.54	(459,102.00)	1972	30 Years
Westwood Pines	Tamarac, FL	—		1,528,600.00	13,739,616.00	—	604,351.10	1,528,600.00	14,343,967.10	15,872,567.10	(2,221,111.08)	1991	30 Years
Westwynd Apts	West Hartford, CT	—		308,543.13	2,062,547.68	—	19,645.22	308,543.13	2,082,192.90	2,390,736.03	(90,951.07)	1969	30 Years
Whispering Oaks	Walnut Creek, CA	10,477,988.96		2,170,800.00	19,539,586.15	—	1,684,485.82	2,170,800.00	21,224,071.97	23,394,871.97	(4,333,994.39)	1974	30 Years
Whispering Pines	Fr. Pierce, FL	—		384,000.00	621,367.08	—	179,139.59	384,000.00	800,506.67	1,184,506.67	(48,541.54)	1986	30 Years
Whispering Pines II	Fr. Pierce, FL	—		105,171.51	926,475.58	—	122,513.08	105,171.51	1,048,988.66	1,154,160.17	(90,205.71)	1986	30 Years
Whisperwood	Cordele, GA	—		84,240.30	742,373.88	—	79,651.51	84,240.30	822,025.39	906,265.69	(77,664.07)	1985	30 Years
White Bear Woods	White Bear Lake, MN	14,172,876.00		1,624,740.73	14,618,489.69	—	571,835.40	1,624,740.73	15,190,325.09	16,815,065.82	(2,309,007.15)	1989	30 Years
Wilcrest Woods	Savannah, GA	1,309,914.36		187,306.36	1,650,373.13	—	66,511.43	187,306.36	1,716,884.56	1,904,190.92	(150,728.84)	1986	30 Years
Wilde Lake	Richmond, VA	4,440,000.00		947,200.00	8,594,105.46	—	667,404.61	947,200.00	9,261,510.07	10,208,710.07	(1,859,072.25)	1989	30 Years
Wilkins Glen	Medfield, MA	1,806,507.67		538,482.64	3,599,646.22	—	26,345.38	538,482.64	3,625,991.60	4,164,474.24	(160,998.25)	1975	30 Years
Willow Brook (CA)	Pleasant Hill, CA	29,000,000.00		5,055,000.00	17,580,609.02	—	53,086.90	5,055,000.00	17,633,695.92	22,688,695.92	(349,050.35)	1985	30 Years
Willow Creek	Fresno, CA	5,112,000.00		275,000.00	4,748,769.13	—	24,335.46	275,000.00	4,773,104.59	5,048,104.59	(108,885.87)	1984	30 Years
Willow Creek I (GA)	Griffin, GA	802,655.90		145,768.69	1,298,973.46	—	29,183.39	145,768.69	1,328,156.85	1,473,925.54	(112,370.19)	1985	30 Years
Willow Lakes	Spartanburg, SC	2,007,998.42		200,989.58	1,770,937.26	—	74,737.96	200,989.58	1,845,675.22	2,046,664.80	(166,325.39)	1986	30 Years
Willow Run (GA)	Stone Mountain, GA	1,689,276.69		197,964.94	1,744,286.82	—	147,738.23	197,964.94	1,892,025.05	2,089,989.99	(173,509.72)	1983	30 Years
Willow Run (IN)	New Albany, IN	1,104,174.80		183,872.68	1,620,118.73	—	98,227.25	183,872.68	1,718,345.98	1,902,218.66	(149,746.20)	1984	30 Years
Willow Run (KY)	Madisonville, KY	1,101,687.43		141,015.67	1,242,351.72	—	75,584.54	141,015.67	1,317,936.26	1,458,951.93	(118,875.17)	1984	30 Years
Willow Trail	Norcross, GA	—		1,120,000.00	11,412,981.59	—	299,719.76	1,120,000.00	11,712,701.35	12,832,701.35	(1,424,714.96)	1985	30 Years
Willowick	Aurora, CO	—		506,900.00	4,157,878.35	—	263,746.61	506,900.00	4,421,624.96	4,928,524.96	(639,753.98)	1980	30 Years
Will-O-Wisp	Kinston, NC (U)	3,518,463.40		197,397.72	3,926,972.16	—	160,283.53	197,397.72	4,087,255.69	4,284,653.41	(353,364.79)	1970	30 Years
Willowood East II	Indianapolis, IN	757,110.80		104,917.75	924,589.72	—	110,229.39	104,917.75	1,034,819.11	1,139,736.86	(103,845.58)	1985	30 Years
Willowood I (Gro)	Grove City, OH	924,692.66		126,045.04	1,110,558.13	—	62,448.37	126,045.04	1,173,006.50	1,299,051.54	(100,308.62)	1984	30 Years
Willowood I (IN)	Columbus, OH	1,121,126.63		163,896.17	1,444,103.85	—	70,898.96	163,896.17	1,515,002.81	1,678,898.98	(128,730.08)	1983	30 Years
Willowood I (KY)	Frankfort, KY	990,683.22		138,822.38	1,223,176.43	—	74,224.34	138,822.38	1,297,400.77	1,436,223.15	(112,421.58)	1984	30 Years
Willowood I (Woo)	Wooster, OH	—		117,254.13	1,033,136.63	—	46,907.43	117,254.13	1,080,044.06	1,197,298.19	(95,517.18)	1984	30 Years
Willowood II (Gro)	Grove City, OH	539,004.46		70,923.51	624,814.43	—	43,168.75	70,923.51	667,983.18	738,906.69	(58,040.26)	1985	30 Years
Willowood II (IN)	Columbus, OH	1,129,495.15		161,306.27	1,421,284.06	—	59,399.99	161,306.27	1,480,684.05	1,641,990.32	(128,008.61)	1986	30 Years
Willowood II (KY)	Frankfort, KY	821,067.37		120,375.49	1,060,639.21	—	31,120.19	120,375.49	1,091,759.40	1,212,134.89	(93,251.47)	1985	30 Years
Willowood II (Tro)	Trotwood, OH	879,327.29		142,623.37	1,256,667.34	—	76,474.59	142,623.37	1,333,141.93	1,475,765.30	(116,265.30)	1987	30 Years
Willowood II (Woo)	Wooster, OH	848,000.89		103,199.14	909,397.90	—	92,905.93	103,199.14	1,002,303.83	1,105,502.97	(93,658.19)	1986	30 Years
Willows I (OH), The	Columbus, OH	—		76,283.41	672,339.99	—	46,197.49	76,283.41	718,537.48	794,820.89	(68,423.15)	1987	30 Years
Willows II (OH), The	Columbus, OH	617,519.56		96,678.71	851,844.82	—	33,812.18	96,678.71	885,657.00	982,335.71	(78,771.88)	1981	30 Years
Willows III (OH), The	Columbus, OH	846,654.63		129,221.40	1,137,783.40	—	64,420.66	129,221.40	1,202,204.06	1,331,425.46	(101,987.99)	1987	30 Years
Wimberly	Dallas, TX	—		2,232,000.00	27,685,923.27	—	346,586.89	2,232,000.00	28,032,510.16	30,264,510.16	(3,238,565.43)	1996	30 Years
Wimbledon Oaks	Arlington, TX	7,258,525.27		1,491,700.00	8,843,716.03	—	631,521.52	1,491,700.00	9,475,237.55	10,966,937.55	(1,332,114.08)	1985	30 Years
Winchester Park	Riverside, RI	—		2,822,618.35	18,868,625.90	—	965,359.11	2,822,618.35	19,833,985.01	22,656,603.36	(904,481.15)	1972	30 Years
Winchester Wood	Riverside, RI	2,252,892.08		683,215.23	4,567,153.97	—	65,292.49	683,215.23	4,632,446.46	5,315,661.69	(192,001.39)	1989	30 Years
Windemere	Mesa, AZ	—		949,300.00	8,659,280.22	—	964,549.58	949,300.00	9,623,829.80	10,573,129.80	(1,861,315.08)	1986	30 Years
Windmont	Atlanta, GA	—		3,204,000.00	7,128,448.37	—	105,121.25	3,204,000.00	7,233,569.62	10,437,569.62	(541,616.38)	1988	30 Years
Windridge (CA)	Laguna Niguel, CA	(L	)	2,662,900.00	23,985,496.57	—	1,171,309.66	2,662,900.00	25,156,806.23	27,819,706.23	(6,656,339.26)	1989	30 Years
Windridge (GA)	Dunwoody, GA	—		1,224,000.00	13,627,761.75	—	750,702.05	1,224,000.00	14,378,463.80	15,602,463.80	(1,798,540.35)	1982	30 Years
Windwood I (FL)	Palm Bay, FL	—		113,912.73	1,003,498.28	—	172,454.67	113,912.73	1,175,952.95	1,289,865.68	(108,773.39)	1988	30 Years
Windwood II (FL)	Palm Bay, FL	190,000.00		118,915.07	1,047,598.32	—	249,746.96	118,915.07	1,297,345.28	1,416,260.35	(122,223.77)	1987	30 Years
Wingwood (Orl)	Orlando, FL	1,448,501.01		236,884.32	2,086,401.61	—	266,451.96	236,884.32	2,352,853.57	2,589,737.89	(204,436.14)	1980	30 Years
Winter Woods I (FL)	Winter Garden, FL	—		144,921.36	1,276,965.11	—	111,317.21	144,921.36	1,388,282.32	1,533,203.68	(124,586.34)	1985	30 Years
Winterwood	Charlotte, NC	11,285,686.07		1,722,000.00	15,501,141.60	—	2,204,894.25	1,722,000.00	17,706,035.85	19,428,035.85	(5,561,212.79)	1986	30 Years
Winthrop Court (KY)	Frankfort, Ky	1,445,597.50		184,709.36	1,627,190.80	—	98,975.57	184,709.36	1,726,166.37	1,910,875.73	(154,226.13)	1985	30 Years
Winthrop Court II (OH)	Columbus, OH	727,383.36		102,381.09	896,576.06	—	43,649.70	102,381.09	940,225.76	1,042,606.85	(81,947.52)	1986	30 Years
Wood Creek (CA)	Pleasant Hill, CA	(E	)	9,729,900.00	23,009,768.39	—	631,562.11	9,729,900.00	23,641,330.50	33,371,230.50	(3,911,201.93)	1987	30 Years

Wood Forest	Daytona Beach, FL	6,081,096.96		1,008,000.00	4,950,210.29	—	103,125.65	1,008,000.00	5,053,335.94	6,061,335.94	(633,313.02)	1985	30 Years
Wood Lane Place	Woodbury, MN	14,000,000.00		2,009,146.73	18,090,498.11	—	1,441,225.02	2,009,146.73	19,531,723.13	21,540,869.86	(2,976,230.72)	1989	30 Years
Woodbine (Cuy)	Cuyahoga Falls, OH	—		185,868.12	1,637,700.68	—	59,215.40	185,868.12	1,696,916.08	1,882,784.20	(139,141.16)	1982	30 Years
Woodbine (Por)	Portsmouth, OH	621,928.13		78,097.85	688,127.14	—	59,262.89	78,097.85	747,390.03	825,487.88	(71,547.44)	1981	30 Years
Woodbridge	Cary, GA	4,563,667.45		737,400.00	6,636,869.85	—	424,986.08	737,400.00	7,061,855.93	7,799,255.93	(1,622,309.45)	1993-95	30 Years
Woodbridge (CT)	Newington, CT	2,303,845.00		498,376.96	3,331,547.98	—	29,630.99	498,376.96	3,361,178.97	3,859,555.93	(145,726.60)	1968	30 Years
Woodbridge II	Cary, GA	—		1,244,600.00	11,243,364.10	—	385,017.47	1,244,600.00	11,628,381.57	12,872,981.57	(2,486,297.42)	1993-95	30 Years
Woodcliff I	Lilburn, GA	—		276,659.02	2,437,667.42	—	145,573.97	276,659.02	2,583,241.39	2,859,900.41	(212,002.19)	1984	30 Years
Woodcliff II	Liburn, GA	1,641,890.65		266,449.39	2,347,769.47	—	96,930.33	266,449.39	2,444,699.80	2,711,149.19	(196,931.25)	1986	30 Years
Woodcreek	Beaverton, OR	10,253,455.85		1,755,800.00	15,816,454.87	—	2,395,709.09	1,755,800.00	18,212,163.96	19,967,963.96	(5,760,570.56)	1982-84	30 Years
Woodcrest I	Warner Robins, GA	—		115,738.70	1,028,353.02	—	18,509.39	115,738.70	1,046,862.41	1,162,601.11	(92,331.25)	1984	30 Years
Woodlake (WA)	Kirkland, WA	11,086,250.78		6,631,400.00	16,735,484.40	—	675,714.56	6,631,400.00	17,411,198.96	24,042,598.96	(2,317,275.75)	1984	30 Years
Woodland Hills	Decatur, GA	—		1,224,600.00	11,010,680.74	—	1,125,298.51	1,224,600.00	12,135,979.25	13,360,579.25	(2,719,898.57)	1985	30 Years
Woodland I (FL)	Orlando, FL	3,397,881.76		461,948.64	4,070,817.98	—	242,073.89	461,948.64	4,312,891.87	4,774,840.51	(379,653.78)	1984/85	30 Years
Woodland Meadows	Ann Arbor, MI	15,810,000.00		2,006,000.00	18,049,551.84	—	757,082.01	2,006,000.00	18,806,633.85	20,812,633.85	(3,032,621.95)	1987-1989	30 Years
Woodlands (KY)	Franklin, KY	—		72,093.80	634,894.94	—	86,903.51	72,093.80	721,798.45	793,892.25	(74,358.20)	1983	30 Years
Woodlands I (Col)	Columbus, OH	1,750,390.65		231,995.55	2,044,232.64	—	109,174.53	231,995.55	2,153,407.17	2,385,402.72	(190,201.73)	1983	30 Years
Woodlands I (PA)	Zelienople, PA	1,015,816.14		163,191.69	1,437,896.61	—	87,011.43	163,191.69	1,524,908.04	1,688,099.73	(127,066.51)	1983	30 Years
Woodlands I (Str)	Streetsboro, OH	265,139.94		197,377.57	1,739,111.51	—	139,486.70	197,377.57	1,878,598.21	2,075,975.78	(164,101.32)	1984	30 Years
Woodlands II (Col)	Columbus, OH	1,517,877.27		192,633.43	1,697,310.42	—	116,183.87	192,633.43	1,813,494.29	2,006,127.72	(158,680.00)	1984	30 Years
Woodlands II (PA)	Zelienople, PA	—		192,972.36	1,700,296.78	—	82,449.83	192,972.36	1,782,746.61	1,975,718.97	(148,488.88)	1987	30 Years
Woodlands II (Str)	Streetsboro, OH	1,551,162.21		183,996.01	1,621,205.38	—	143,286.36	183,996.01	1,764,491.74	1,948,487.75	(155,075.54)	1985	30 Years
Woodlands III (Col)	Columbus, OH	—		230,536.02	2,031,248.57	—	223,055.35	230,536.02	2,254,303.92	2,484,839.94	(191,823.20)	1987	30 Years
Woodlands of Brookfield	Brookfield, WI	(N	)	1,484,600.00	13,961,080.72	—	508,802.74	1,484,600.00	14,469,883.46	15,954,483.46	(1,937,592.86)	1990	30 Years
Woodlands of Minnetonka	Minnetonka, MN	—		2,394,500.00	13,543,076.29	—	602,310.07	2,394,500.00	14,145,386.36	16,539,886.36	(2,250,314.56)	1988	30 Years
Woodleaf	Campbell, CA	10,983,236.90		8,550,600.00	16,988,182.50	—	253,043.88	8,550,600.00	17,241,226.38	25,791,826.38	(2,166,338.97)	1984	30 Years
Woodmoor	Austin, TX	—		653,800.00	5,875,968.39	—	1,555,294.82	653,800.00	7,431,263.21	8,085,063.21	(2,486,385.65)	1981	30 Years
Woodridge (MN)	Eagan, MN	7,554,263.29		1,602,300.00	10,449,579.23	—	668,014.62	1,602,300.00	11,117,593.85	12,719,893.85	(1,568,614.48)	1986	30 Years
Woodridge (CO)	Aurora, CO	—		2,780,700.00	7,567,334.68	—	505,696.91	2,780,700.00	8,073,031.59	10,853,731.59	(1,133,764.49)	1980-82	30 Years
Woodridge II (CO)	Aurora, CO	—		—	4,148,517.08	—	267,481.88	—	4,415,998.96	4,415,998.96	(623,096.57)	1980-82	30 Years
Woodridge III (CO)	Aurora, CO	—		—	9,130,763.69	—	589,716.81	—	9,720,480.50	9,720,480.50	(1,372,019.79)	1980-82	30 Years
Woods of Elm Creek	San Antonio, TX	—		590,000.00	5,310,327.86	—	444,833.53	590,000.00	5,755,161.39	6,345,161.39	(1,123,102.77)	1983	30 Years
Woods of North Bend	Raleigh, NC	14,960,000.00		1,039,500.00	9,305,318.81	—	1,361,144.55	1,039,500.00	10,666,463.36	11,705,963.36	(2,990,414.59)	1983	30 Years
Woodscape	Raleigh, NC	—		957,300.00	8,607,939.89	—	618,321.40	957,300.00	9,226,261.29	10,183,561.29	(1,897,747.47)	1979	30 Years
Woodside	Lorton, VA	—		1,326,000.00	12,510,902.78	—	707,493.75	1,326,000.00	13,218,396.53	14,544,396.53	(3,585,940.12)	1987	30 Years
Woodtrail	Newnan, GA	—		250,894.94	2,210,657.86	—	53,349.22	250,894.94	2,264,007.08	2,514,902.02	(189,879.38)	1984	30 Years
Woodvalley	Anniston, AL	1,382,983.08		190,188.16	1,675,764.93	—	50,107.08	190,188.16	1,725,872.01	1,916,060.17	(150,062.82)	1986	30 Years
Wycliffe Court	Murfreesboro, TN	1,105,968.73		166,544.62	1,467,724.60	—	95,336.21	166,544.62	1,563,060.81	1,729,605.43	(136,333.47)	1985	30 Years
Wynbrook	Norcross, GA	—		2,546,500.00	11,009,665.73	—	636,124.46	2,546,500.00	11,645,790.19	14,192,290.19	(1,646,533.17)	1972/1976	30 Years
Wyndridge 2	Memphis, TN	14,135,000.00		1,488,000.00	13,607,636.08	—	1,028,472.14	1,488,000.00	14,636,108.22	16,124,108.22	(2,807,469.39)	1988	30 Years
Wyndridge 3	Memphis, TN	10,855,000.00		1,502,500.00	13,531,740.55	—	667,578.36	1,502,500.00	14,199,318.91	15,701,818.91	(2,595,106.03)	1988	30 Years
Yarmouth Woods	Yarmouth, ME	—		692,800.00	6,096,155.42	—	314,655.96	692,800.00	6,410,811.38	7,103,611.38	(988,901.83)	1971/1978	30 Years
Yorktowne at Olde Mill	Millersville, MD	—		216,000.00	2,674,121.00	—	3,955,745.41	216,000.00	6,629,866.41	6,845,866.41	(5,117,733.51)	1974	30 Years
Management Business	Chicago, IL	—		—	—	—	48,371,317.30	—	48,371,317.30	48,371,317.30	(32,429,165.60)	(G)
Operating Partnership	Chicago, IL (AA)	43,792.00		—	201,588.72	—	—	—	201,588.72	201,588.72	—	(Y)
Total Investment in Real Estate		$2,844,098,866.29		$1,840,169,898.16	$10,529,012,304.53	$—	$647,000,892.67	$1,840,169,898.16	$11,176,013,197.20	$13,016,183,095.36	$(1,718,844,690.60)
Real Estate Held for Disposition
Larkspur I (Mor)	Moraine, OH	$435,131.30		$55,416.09	$488,276.16	$—	$53,693.15	$55,416.09	$541,969.31	$597,385.40	$(49,238.63)	1982	30 Years
Larkspur II	Moraine, OH	—		29,907.55	263,518.09	—	19,025.44	29,907.55	282,543.53	312,451.08	(24,397.65)	1984	30 Years
Ravenwood	Mouldin, SC	—		197,283.52	1,738,282.85	—	26,693.69	197,283.52	1,764,976.54	1,962,260.06	(150,279.41)	1987	30 Years
Springwood II (Aus)	Austintown, OH	—		78,057.03	687,767.52	—	19,558.48	78,057.03	707,326.00	785,383.03	(62,799.20)	1982	30 Years
Total Real Estate Held for Disposition		$435,131.30		$360,664.19	$3,177,844.62	$—	$118,970.76	$360,664.19	$3,296,815.38	$3,657,479.57	$(286,714.89)
Total Real Estate		$2,844,533,997.59		$1,840,530,562.35	$10,532,190,149.15	$—	$647,119,863.43	$1,840,530,562.35	$11,179,310,012.58	$13,019,840,574.93	$(1,719,131,405.49)

EQUITY RESIDENTIAL PROPERTIES TRUST
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2001

NOTES:

(A)
The balance of furniture & fixtures included in the total investment in real estate amount was $519,514,809.76 as of December 31, 2001.
The balance of furniture & fixtures included in the total real estate held for disposition amount was $140,372.21 as of December 31, 2001.

(B)
The aggregate cost for Federal Income Tax purposes as of December 31, 2001 was approximately $8.6 billion.

(C)
The life to compute depreciation for furniture & fixtures is 5 years.

(D)
These two properties are encumbered by $13,862,435.70 in bonds. (EQR Arbors Fin LP)

(E)
These 20 properties are encumbered by $136,000,000 in bonds.

(F)
This property is encumbered by $15,023,121.50 in bonds. (EQR Breton Hammock's Fin LP)

(G)
This asset consists of various acquisition dates and largely represents furniture, fixtures and equipment owned by the Management Business.

(H)
Improvements are net of write-off of fully depreciated assets which are no longer in service.

(L)
These three properties are pledged as additional collateral in connection with a tax-exempt bond financing.

(M)
These 5 properties are encumbered by a $47,119,126.90 note payable. (EWR Northwestern Mutual)

(N)
These 5 properties are encumbered by $50,000,000 of mortgage debt.

(O)
The development of this property is currently on hold.

(P)
These ten properties are encumbered by $177,570,000 in bonds.

(R)
These five properties are pledged as additional collateral in connection with a tax-exempt bond financing.

(T)
A portion of these properties is commercial office space.

(U)
Mortgage debt includes $1,460,000, which is cross-collateralized by these 14 other properties.

(Y)
This asset consists of various acquisition dates and largely represents furniture, fixtures and equipment owned by the Operating Partnership.

(Z)
These properties are under development.
(AA)	The mortgage debt is the balance for a property that was sold, which balance was not collateralized by the property. The amount was transferred to ERPOP.
*	Four Lakes was constructed in phases between 1968 & 1988.
(#)	The Lodge-Texas was struck by a tornado that destroyed most of the property. The property was reconstructed during 1989 & 1990.

Note 1:    Mortgage debt includes $1,245,848.19 collateralized by a warehouse owned by the Company's furniture rental subsidiary.

Note 2:    The following letters have not been used: (I), (J), (K), (Q), (S), (V), (W), and (X)

EQUITY RESIDENTIAL PROPERTIES TRUST

Schedule III—Real Estate and Accumulated Depreciation (continued)

(Amounts in thousands)

        The changes in total real estate for the years ended December 31, 2001, 2000 and 1999 are as follows:

	2001	2000	1999
Balance, beginning of year	$12,650,028	$12,257,344	$10,986,261
Acquisitions and development	753,648	1,273,837	1,448,582
Improvements	157,847	142,829	141,935
Write-off of fully depreciated assets which are no longer in service	(149)	—	—
Dispositions and other	(541,533)	(1,023,982)	(319,434)

Balance, end of year	$13,019,841	$12,650,028	$12,257,344

        The changes in accumulated depreciation for the years ended December 31, 2001, 2000, and 1999 are as follows:

	2001	2000	1999
Balance, beginning of year	$1,359,089	$1,076,001	$732,803
Depreciation	457,071	441,690	406,962
Write-off of fully depreciated assets which are no longer in service	(149)	—	—
Dispositions and other	(96,880)	(158,602)	(63,764)

Balance, end of year	$1,719,131	$1,359,089	$1,076,001

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  Item 1. Business
  Item 2. The Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Shareholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosure about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Items 10, 11, 12 and 13.
PART IV
  Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K
SIGNATURES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE EQUITY RESIDENTIAL PROPERTIES TRUST
REPORT OF INDEPENDENT AUDITORS
EQUITY RESIDENTIAL PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (Amounts in thousands except for share amounts)
EQUITY RESIDENTIAL PROPERTIES TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands except per share data)
EQUITY RESIDENTIAL PROPERTIES TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Continued) (Amounts in thousands except per share data)
EQUITY RESIDENTIAL PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)
EQUITY RESIDENTIAL PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Amounts in thousands)
EQUITY RESIDENTIAL PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Amounts in thousands)
EQUITY RESIDENTIAL PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Amounts in thousands)
EQUITY RESIDENTIAL PROPERTIES TRUST NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EQUITY RESIDENTIAL PROPERTIES TRUST Schedule III — Real Estate and Accumulated Depreciation December 31, 2001
EQUITY RESIDENTIAL PROPERTIES TRUST Schedule III—Real Estate and Accumulated Depreciation (continued) (Amounts in thousands)