Form 10-Q
period 2002-03-31
EQUITY RESIDENTIAL PROPERTIES TRUST
filed 2002-05-13
CIK 906107

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-12252

EQUITY RESIDENTIAL PROPERTIES TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	13-3675988 (I.R.S. Employer Identification No.)

Two North Riverside Plaza, Chicago, Illinois (Address of Principal Executive Offices)	60606 (Zip Code)

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

At May 1, 2002, 274,583,528 of the Registrant's Common Shares of Beneficial Interest were outstanding.

EQUITY RESIDENTIAL PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)
(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Investment in real estate
Land	$1,844,098	$1,840,170
Depreciable property	11,135,057	11,096,847
Construction in progress	104,158	79,166

	13,083,313	13,016,183
Accumulated depreciation	(1,831,277)	(1,718,845)

Investment in real estate, net of accumulated depreciation	11,252,036	11,297,338
Real estate held for disposition	3,505	3,371
Cash and cash equivalents	249,762	51,603
Investments in unconsolidated entities	396,733	397,237
Rents receivable	1,355	2,400
Deposits—restricted	210,496	218,557
Escrow deposits—mortgage	72,595	76,700
Deferred financing costs, net	28,563	27,011
Rental furniture, net	—	20,168
Property and equipment, net	—	3,063
Goodwill, net	47,122	47,291
Other assets	66,086	90,886

Total assets	$12,328,253	$12,235,625

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable	$3,279,105	$3,286,814
Notes, net	2,556,358	2,260,944
Line of credit	—	195,000
Accounts payable and accrued expenses	99,669	108,254
Accrued interest payable	72,323	62,360
Rents received in advance and other liabilities	87,219	83,005
Security deposits	47,574	47,644
Distributions payable	145,433	141,832

Total liabilities	6,287,681	6,185,853

Commitments and contingencies
Minority Interests:
Operating Partnership	368,372	379,898
Preference Interests	246,000	246,000
Junior Preference Units	5,846	5,846
Partially Owned Properties	13,953	4,078

Total Minority Interests	634,171	635,822

Shareholders' equity:
Preferred Shares of beneficial interest, $.01 par value; 100,000,000 shares authorized; 11,307,209 shares issued and outstanding as of March 31, 2002 and 11,344,521 shares issued and outstanding as of December 31, 2001	965,738	966,671
Common Shares of beneficial interest, $.01 par value; 1,000,000,000 shares authorized; 273,836,367 shares issued and outstanding as of March 31, 2002 and 271,621,374 shares issued and outstanding as of December 31, 2001	2,738	2,716
Paid in capital	4,931,601	4,892,744
Employee notes	(3,958)	(4,043)
Deferred compensation	(36,865)	(25,778)
Distributions in excess of accumulated earnings	(427,190)	(385,320)
Accumulated other comprehensive loss	(25,663)	(33,040)

Total shareholders' equity	5,406,401	5,413,950

Total liabilities and shareholders' equity	$12,328,253	$12,235,625

See accompanying notes

EQUITY RESIDENTIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except for share data)
(Unaudited)

	Quarter Ended March 31,
	2002	2001
REVENUES
Rental income	$510,376	$510,675
Fee and asset management	1,718	1,972
Interest and other income	4,107	6,502
Interest income—investment in mortgage notes	—	2,744

Total revenues	516,201	521,893

EXPENSES
Property and maintenance	129,679	135,985
Real estate taxes and insurance	52,560	47,937
Property management	19,033	18,687
Fee and asset management	1,819	1,875
Depreciation	116,587	111,845
Interest:
Expense incurred, net	84,795	89,898
Amortization of deferred financing costs	1,391	1,397
General and administrative	10,800	6,754
Impairment on technology investments	291	3,003
Amortization of goodwill	—	643

Total expenses	416,955	418,024

Income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle	99,246	103,869
Allocation to Minority Interests:
Operating Partnership	(6,441)	(9,796)
Partially Owned Properties	(806)	(105)
Income from investments in unconsolidated entities	226	350
Net gain on sales of unconsolidated entities	5,657	—

Income before discontinued operations, extraordinary items and cumulative effect of change in accounting principle	97,882	94,318
Net gain on sales of discontinued operations	2,816	41,778
Discontinued operations, net	277	143

Income before extraordinary items and cumulative effect of change in accounting principle	100,975	136,239
Extraordinary items	(97)	311
Cumulative effect of change in accounting principle	—	(1,270)

Net income	100,878	135,280
Preferred distributions	(24,525)	(28,526)

Net income available to Common Shares	$76,353	$106,754

Net income per share—basic	$0.28	$0.40

Net income per share—diluted	$0.28	$0.40

Weighted average Common Shares outstanding—basic	271,094	265,198

Weighted average Common Shares outstanding—diluted	297,229	297,184

Distributions declared per Common Share outstanding	$0.4325	$0.4075

Comprehensive income:
Net income	$100,878	$135,280
Other comprehensive income (loss)—derivative instruments:
Cumulative effect of change in accounting principle	—	(5,334)
Unrealized holding gains (losses) arising during the period	7,209	(11,754)
Losses reclassified into earnings from other comprehensive income	168	55

Comprehensive income	$108,255	$118,247

See accompanying notes

EQUITY RESIDENTIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$100,878	$135,280
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests:
Operating Partnership	6,441	9,796
Partially Owned Properties	806	105
Cumulative effect of change in accounting principle	—	1,270
Depreciation	116,767	115,029
Amortization of deferred financing costs	1,391	1,397
Amortization of discount on investment in mortgage notes	—	(161)
Amortization of goodwill	—	933
Amortization of discounts and premiums on debt	(327)	(590)
Amortization of deferred settlements on interest rate protection agreements	(101)	101
Impairment on technology investments	291	3,003
Income from investments in unconsolidated entities	(226)	(350)
Net gain on sales of discontinued operations	(2,816)	(41,778)
Net gain on sales of unconsolidated entities	(5,657)	—
Extraordinary items	97	(311)
Unrealized gain on interest rate protection agreements	(62)	(71)
Book value of furniture sales and rental buyouts	—	2,851
Compensation paid with Company Common Shares	4,964	2,867
Changes in assets and liabilities:
Decrease (increase) in rents receivable	1,045	(188)
Decrease in deposits—restricted	14,133	5,343
Additions to rental furniture	—	(6,272)
Decrease (increase) in other assets	18,446	(3,002)
(Decrease) in accounts payable and accrued expenses	(7,498)	(9,153)
Increase in accrued interest payable	9,963	19,752
Increase in rents received in advance and other liabilities	2,852	219
Increase in security deposits	287	343

Net cash provided by operating activities	261,674	236,413

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate—acquisitions	(26,100)	(143,399)
Investment in real estate—development	(24,338)	(13,758)
Improvements to real estate	(27,697)	(28,166)
Additions to non-real estate property	(3,004)	(1,830)
Interest capitalized for real estate under development	(5,884)	(5,987)
Proceeds from disposition of real estate, net	31,722	280,448
Proceeds from disposition of partial interest in real estate	1,715	—
Proceeds from disposition of furniture rental business	28,741	—
Investment in property and equipment	—	(673)
Principal receipts on investment in mortgage notes	—	2,998
Investments in unconsolidated entities	(12,099)	(16,613)
Distributions from unconsolidated entities	14,765	8,364
Proceeds from disposition of unconsolidated entities	11,317	—
(Increase) in deposits on real estate acquisitions, net	(6,288)	(28,506)
Decrease in mortgage deposits	4,105	870
Business combinations, net of cash acquired	(207)	(5,538)
Other investing activities, net	193	(48)

Net cash (used for) provided by investing activities	(13,059)	48,162

EQUITY RESIDENTIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(3,040)	$(3,390)
Mortgage notes payable:
Proceeds, net	20,772	29,052
Lump sum payoffs	(18,267)	(176,746)
Scheduled principal repayments	(8,469)	(8,451)
Prepayment premiums/fees	(97)	—
Notes, net:
Proceeds	397,064	299,316
Lump sum payoffs	(100,000)	—
Scheduled principal repayments	—	(119)
Lines of credit:
Proceeds	245,000	176,686
Repayments	(440,000)	(532,148)
Proceeds (payments) from settlement of interest rate protection agreements	835	(7,360)
Proceeds from sale of Common Shares	4,236	3,266
Proceeds from sale of Preference Interests	—	35,000
Proceeds from exercise of options	9,777	8,210
Payment of offering costs	(141)	(938)
Distributions:
Common Shares	(117,338)	(416)
Preferred Shares	(16,441)	(21,516)
Preference Interests	(5,080)	(3,916)
Junior Preference Units	(81)	—
Minority Interests—Operating Partnership	(10,151)	(9)
Minority Interests—Partially Owned Properties	(9,120)	(108)
Principal receipts on employee notes, net	85	71

Net cash (used for) financing activities	(50,456)	(203,516)

Net increase in cash and cash equivalents	198,159	81,059
Cash and cash equivalents, beginning of period	51,603	23,772

Cash and cash equivalents, end of period	$249,762	$104,831

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$81,566	$76,777

Mortgage loans assumed through real estate acquisitions	$—	$45,918

Mortgage loans (assumed) by purchaser in real estate and furniture rental business dispositions	$(1,680)	$(22,815)

Transfers to real estate held for disposition	$3,505	$21,886

See accompanying notes

EQUITY RESIDENTIAL PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Business

        Equity Residential Properties Trust ("EQR"), formed in March 1993, is a fully integrated real estate company engaged in the acquisition, ownership, management and operation of multifamily properties. As used herein, the term "Company" means EQR, and its subsidiaries. The Company has elected to be taxed as a real estate investment trust ("REIT").

        EQR is the general partner of, and as of March 31, 2002, owned an approximate 92.3% ownership interest in, ERP Operating Limited Partnership (the "Operating Partnership"). The Company conducts substantially all of its business and owns substantially all of its assets through the Operating Partnership. The Operating Partnership is, in turn, directly or indirectly, a partner, member or shareholder of numerous partnerships, limited liability companies and corporations which have been established primarily to own fee simple title to multifamily properties or to conduct property management activities and other businesses related to the ownership and operation of multifamily residential real estate. References to the Company include the Operating Partnership and each of the partnerships, limited liability companies and corporations controlled by the Operating Partnership or EQR.

        As of March 31, 2002, the Company owned or had interests in a portfolio of 1,073 multifamily properties containing 225,000 apartment units located in 36 states consisting of the following:

	Number of Properties	Number of Units
Wholly Owned Properties	951	199,305
Partially Owned Properties	37	7,231
Unconsolidated Properties	85	18,464

Total Properties	1,073	225,000

2.    Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

        The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

        For further information, including definition of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

  Derivative Instruments and Hedging Activities

        At March 31, 2002, the Company had entered into swaps which have been designated as cash flow hedges with a current aggregate notional amount of $614.7 million (notional amounts range from $610.4 million to $626.4 million over the terms of the swaps) at interest rates ranging from 3.65% to 6.15% maturing at various dates ranging from 2003 to 2007 with a net liability fair value of $19.0 million; and swaps which have been designated as fair value hedges with a current aggregate notional amount of $384.7 million (notional amounts range from $380.4 million to $396.4 million over the terms of the swaps) at interest rates ranging from 4.46% to 7.25% maturing at various dates ranging from 2003 to 2011 with a net asset fair value of $2.0 million.

        At March 31, 2002, certain joint venture development partnerships in which the Company invested had entered into swaps to hedge the interest rate risk exposure on unconsolidated floating rate construction mortgage loans. The Company has recorded its proportionate share of these qualifying hedges on its consolidated balance sheets. These swaps have been designated as cash flow hedges with a current aggregate notional amount of $329.4 million (notional amounts range from $120.0 million to $538.1 million over the terms of the swaps) at interest rates ranging from 2.28% to 6.94% maturing at various dates ranging from 2002 to 2005 with a net liability fair value of $7.3 million.

        As of March 31, 2002, there were approximately $25.5 million in deferred losses, net, included in accumulated other comprehensive loss. On March 31, 2002, the net derivative instruments were reported at their fair value as other liabilities of approximately $17.0 million and as a reduction to investment in unconsolidated entities of approximately $7.3 million. The Company expects to recognize an estimated $12.1 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending March 31, 2003, of which $4.6 million is related to the development joint venture swaps.

  Other

        In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires companies to account for all business combinations using the purchase method of accounting. SFAS No. 141 is effective for fiscal years beginning after December 15, 2001. The Company adopted the standard effective January 1, 2002, but it has not had any impact on the Company's financial condition and results of operations.

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires companies to eliminate the amortization of goodwill in favor of a periodic impairment based approach. SFAS No. 142 is effective for the fiscal years beginning after December 15, 2001. The Company adopted the standard effective January 1, 2002, but it has not had a material impact on the Company's financial condition and results of operations.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145, among other items, rescinds the automatic classification of costs incurred on debt extinguishment as extraordinary charges. Instead, gains and losses from debt extinguishment should only be classified as extraordinary if they meet the "unusual and infrequently occurring" criteria outlined in APB No. 30. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company will adopt the standard effective January 1, 2003, but does not expect it to have a material impact on its financial condition and results of operations.

3.    Shareholders' Equity and Minority Interests

        The following table presents the changes in the Company's issued and outstanding Common Shares for the quarter ended March 31, 2002:

2002
Common Shares outstanding at January 1,	271,621,374
Common Shares Issued:
Conversion of Series E Preferred Shares	40,710
Conversion of Series H Preferred Shares	1,036
Employee Share Purchase Plan	153,825
Dividend Reinvestment—DRIP Plan	14,069
Share Purchase—DRIP Plan	11,691
Exercise of options	595,081
Restricted share grants, net	922,280
Conversion of OP Units	476,301

Common Shares outstanding at March 31,	273,836,367

        The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest are collectively referred to as the "Minority Interests—Operating Partnership". The Minority Interests—Operating Partnership held 22,720,891 OP Units representing a 7.66% interest in the Operating Partnership at March 31, 2002. Assuming conversion of all OP Units into Common Shares, total Common Shares outstanding at March 31, 2002 would have been 296,557,258.

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

        The Company's declaration of trust authorizes the Company to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share (the "Preferred Shares"), with specific rights, preferences and other attributes as the Board of Trustees may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company's Common Shares.

        The following table presents the Company's issued and outstanding Preferred Shares as of March 31, 2002 and December 31, 2001:

		Amounts in thousands
	Annual Dividend Rate per Share(1)
		March 31, 2002	December 31, 2001
Preferred Shares of beneficial interest, $.01 par value; 100,000,000 shares authorized:
9 1/8% Series B Cumulative Redeemable Preferred; liquidation value $250 per share; 500,000 shares issued and outstanding at March 31, 2002 and December 31, 2001	$22.81252	$125,000	$125,000
9 1/8% Series C Cumulative Redeemable Preferred; liquidation value $250 per share; 460,000 shares issued and outstanding at March 31, 2002 and December 31, 2001	$22.81252	115,000	115,000
8.60% Series D Cumulative Redeemable Preferred; liquidation value $250 per share; 700,000 shares issued and outstanding at March 31, 2002 and December 31, 2001	$21.50000	175,000	175,000
Series E Cumulative Convertible Preferred; liquidation value $25 per share; 3,329,198 and 3,365,794 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	$1.75000	83,230	84,145
7 1/4% Series G Convertible Cumulative Preferred; liquidation value $250 per share; 1,264,700 shares issued and outstanding at March 31, 2002 and December 31, 2001	$18.12500	316,175	316,175
7.00% Series H Cumulative Convertible Preferred; liquidation value $25 per share; 53,311 and 54,027 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	$1.75000	1,333	1,351
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at March 31, 2002 and December 31, 2001	$4.14500	50,000	50,000
7.625% Series L Cumulative Redeemable Preferred; liquidation value $25 per share; 4,000,000 shares issued and outstanding at March 31, 2002 and December 31, 2001	$1.90625	100,000	100,000

		$965,738	$966,671

(1)
Dividends on all series of Preferred Shares are payable quarterly at various dates. Dividend rates listed for Series B, C, D and G are Preferred Share rates and the equivalent Depositary Share annual dividend rates are $2.281252, $2.281252, $2.15 and $1.8125, respectively.

        The liquidation value of the Preference Interests and the Junior Preference Units (both as defined below) are included as separate components of Minority Interests in the consolidated balance sheets and the distributions incurred are included in preferred distributions in the consolidated statements of operations.

        The following table presents the issued and outstanding Preference Interests as of March 31, 2002 and December 31, 2001:

		Amounts in thousands
	Annual Dividend Rate per Unit(1)
		March 31, 2002	December 31, 2001
Preference Interests:
8.00% Series A Cumulative Redeemable Preference Interests; liquidation value $50 per unit; 800,000 units issued and outstanding at March 31, 2002 and December 31, 2001	$4.0000	$40,000	$40,000
8.50% Series B Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,100,000 units issued and outstanding at March 31, 2002 and December 31, 2001	$4.2500	55,000	55,000
8.50% Series C Cumulative Redeemable Preference Units; liquidation value $50 per unit; 220,000 units issued and outstanding at March 31, 2002 and December 31, 2001	$4.2500	11,000	11,000
8.375% Series D Cumulative Redeemable Preference Units; liquidation value $50 per unit; 420,000 units issued and outstanding at March 31, 2002 and December 31, 2001	$4.1875	21,000	21,000
8.50% Series E Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at March 31, 2002 and December 31, 2001	$4.2500	50,000	50,000
8.375% Series F Cumulative Redeemable Preference Units; liquidation value $50 per unit; 180,000 units issued and outstanding at March 31, 2002 and December 31, 2001	$4.1875	9,000	9,000
7.875% Series G Cumulative Redeemable Preference Units; liquidation value $50 per unit; 510,000 units issued and outstanding at March 31, 2002 and December 31, 2001	$3.9375	25,500	25,500
7.625% Series H Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 190,000 units issued and outstanding at March 31, 2002 and December 31, 2001	$3.8125	9,500	9,500
7.625% Series I Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 270,000 units issued and outstanding at March 31, 2002 and December 31, 2001	$3.8125	13,500	13,500
7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 230,000 units issued and outstanding at March 31, 2002 and December 31, 2001	$3.8125	11,500	11,500

		$246,000	$246,000

(1)
Dividends on all series of Preference Interests are payable quarterly on March 25th, June 25th, September 25th, and December 25th of each year.

        The following table presents the Operating Partnership's issued and outstanding Junior Convertible Preference Units (the "Junior Preference Units") as of March 31, 2002 and December 31, 2001:

		Amounts in thousands
	Annual Dividend Rate per Unit(1)
		March 31, 2002	December 31, 2001
Junior Preference Units:
Series A Junior Convertible Preference Units; liquidation value $100 per unit; 56,616 units issued and outstanding at March 31, 2002 and December 31, 2001	$5.469344	$5,662	$5,662
Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at March 31, 2002 and December 31, 2001	$2.000000	184	184

		$5,846	$5,846

(1)
Dividends on both series of Junior Preference Units are payable quarterly at various dates.

4.    Real Estate Acquisitions

        During the quarter ended March 31, 2002, the Company acquired one property located in Sunrise, Florida from an unaffiliated party, consisting of 368 units for a purchase price of approximately $26.0 million.

5.    Real Estate Dispositions

        During the quarter ended March 31, 2002, the Company disposed of the four properties listed below to unaffiliated parties and recognized a net gain on sales of discontinued operations of approximately $2.8 million on these sales.

Date Disposed	Property	Location	Number Of Units	Disposition Price (in thousands)
01/17/02	Ravenwood	Mauldin, SC	82	$2,425
01/24/02	Larkspur I & II	Moraine, OH	45	899
01/31/02	Springwood II	Austintown, OH	43	900
02/21/02	Scottsdale Courtyards	Scottsdale, AZ	274	26,500

			444	$30,724

        In addition, during the quarter ended March 31, 2002, the Company:

  •
  sold its entire interest in one Unconsolidated Property containing 296 units for approximately $11.3 million and recognized a gain on sale of $5.7 million.

6.    Commitments to Acquire/Dispose of Real Estate

        As of March 31, 2002, in addition to the property that was subsequently acquired as discussed in Note 17, the Company had entered into separate agreements to acquire two multifamily properties containing 736 units from unaffiliated parties. The Company expects a combined purchase price of approximately $55.3 million, including the assumption of mortgage indebtedness of approximately $14.0 million.

        As of March 31, 2002, in addition to the properties that were subsequently disposed of as discussed in Note 17, the Company entered into separate agreements to dispose of twenty-four multifamily properties containing 4,564 units to unaffiliated parties. The Company expects a combined disposition price of approximately $244.0 million.

        The closings of these pending transactions are subject to certain contingencies and conditions, therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

7.    Investments in Unconsolidated Entities

        The Company has entered into various joint venture agreements with third party companies. The following table summarizes the Company's investments in unconsolidated entities as of March 31, 2002 (amounts in thousands except for project and unit amounts):

	Institutional Joint Ventures	Stabilized Development Joint Ventures(1)	Joint Venture Projects Under Development		Lexford/ Other	Totals
Total projects	45	10	16	(2)	27	98

Total units	10,846	3,038	5,179	(2)	3,348	22,411

EQR's percentage ownership of mortgage notes payable	25.0%	85.4%	100.0%		15.6%
EQR's share of mortgage notes payable(4)	$121,200	$214,615	$285,655	(3)	$10,509	$631,979

(1)
The Company determines a project to be stabilized once it has maintained an average physical occupancy of 90% or more for a three-month period.

(2)
Includes three projects consisting of 1,232 units, which are completed and not yet stabilized, but are included in the Company's property/unit counts at March 31, 2002. The remaining 13 properties containing 3,947 units are not included in the Company's property/unit counts at March 31, 2002.

(3)
A total of $658,602 is available for funding under these construction loans, of which $285,655 was funded and outstanding at March 31, 2002.

(4)
As of April 30, 2002, EQR has funded $54.5 million as additional collateral for certain of these loans (see Note 8). All remaining debt is non-recourse to EQR.

        Investments in unconsolidated entities includes the Unconsolidated Properties as well as various uncompleted development joint venture properties. The Company does not consolidate these entities, as it does not have sole control of major decisions (such as sale and/or financing/refinancing). The Company's common equity ownership interests in these entities range from 1.5% to 57.0% at March 31, 2002.

        These investments are accounted for utilizing the equity method of accounting. Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheets and after the project is completed, the consolidated statements of operations include the Company's share of net income or loss from the unconsolidated entity. Prior to the project being completed, the Company capitalized interest on its equity contribution in accordance with the provisions of SFAS No. 58, Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method. During the quarters ended March 31, 2002 and 2001, the Company capitalized $3.8 million and $4.3 million, respectively, in interest cost related to its unconsolidated joint venture development projects (which reduced interest expense incurred in the consolidated statements of operations).

        The Company generally contributes between 25% and 30% of the project cost of the joint ventures under development, with the remaining cost financed through third-party construction mortgages.

8.    Deposits—Restricted

        As of March 31, 2002, deposits-restricted totaled $210.5 million and primarily included the following:

  •
  deposits in the amount of $57.5 million held in third party escrow accounts to provide collateral for third party construction financing in connection with unconsolidated development joint venture agreements ($3.0 million was returned to the Company in April 2002);

  •
  approximately $92.0 million in tax-deferred (1031) exchange proceeds; and

  •
  approximately $61.0 million for resident security, utility, and other deposits.

9.    Mortgage Notes Payable

        As of March 31, 2002, the Company had outstanding mortgage indebtedness of approximately $3.3 billion.

        During the quarter ended March 31, 2002, the Company:

  •
  repaid $26.7 million of mortgage loans;

  •
  disposed of $1.7 million of mortgage debt assumed by the purchaser in connection with the disposition of certain properties and the furniture rental business; and

  •
  received $20.8 million in construction loan draw proceeds on certain properties.

        As of March 31, 2002, scheduled maturities for the Company's outstanding mortgage indebtedness were at various dates through October 1, 2033. The interest rate range on the Company's mortgage debt was 1.30% to 12.465% at March 31, 2002. During the quarter ended March 31, 2002, the weighted average interest rate was 6.42%.

10.  Notes

        As of March 31, 2002, the Company had outstanding unsecured notes of approximately $2.6 billion.

        During the quarter ended March 31, 2002, the Company:

  •
  issued $400.0 million of ten-year 6.625% fixed-rate public notes, receiving net proceeds of $394.5 million; and

  •
  repaid $100.0 million of 9.375% fixed rate public notes at maturity.

        As of March 31, 2002, scheduled maturities for the Company's outstanding notes are at various dates through 2029. The interest rate range on the Company's notes was 4.75% to 7.95% at March 31, 2002. During the quarter ended March 31, 2002, the weighted average interest rate was 6.39%.

11.  Line of Credit

        The Company has a revolving credit facility with potential borrowings of up to $700.0 million. As of March 31, 2002, no amounts were outstanding and $57.4 million was restricted (dedicated to support letters of credit and not available for borrowing) on the line of credit. During the quarter ended March 31, 2002, the weighted average interest rate was 2.50%.

12.  Calculation of Net Income Per Weighted Average Common Share

        The following tables set forth the computation of net income per share—basic and net income per share—diluted:

	Quarter Ended March 31,
	2002	2001
	(Amounts in thousands except per share amounts)
Numerator:
Income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain on sales of unconsolidated entities, discontinued operations, extraordinary items, cumulative effect of change in accounting principle and preferred distributions	$99,246	$103,869
Allocation to Minority Interests:
Operating Partnership	(6,441)	(9,796)
Partially Owned Properties	(806)	(105)
Income from investments in unconsolidated entities	226	350
Preferred distributions	(24,525)	(28,526)

Income before net gain on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle	67,700	65,792
Net gain on sales of unconsolidated entities	5,657	—
Net gain on sales of discontinued operations	2,816	41,778
Discontinued operations, net	277	143
Extraordinary items	(97)	311
Cumulative effect of change in accounting principle	—	(1,270)

Numerator for net income per share—basic	76,353	106,754
Effect of dilutive securities:
Allocation to Minority Interests—Operating Partnership	6,441	9,796
Distributions on convertible preferred shares/units	—	1,692

Numerator for net income per share—diluted	$82,794	$118,242

Denominator:
Denominator for net income per share—basic	271,094	265,198
Effect of dilutive securities:
OP Units	23,012	24,461
Convertible preferred shares/units	—	4,370
Share options/restricted shares	3,123	3,155

Denominator for net income per share—diluted	297,229	297,184

Net income per share—basic	$0.28	$0.40

Net income per share—diluted	$0.28	$0.40

	Quarter Ended March 31,
	2002	2001
	(Amounts in thousands except per share amounts)
Net income per share—basic:
Income before net gain on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle per share—basic	$0.25	$0.26
Net gain on sales of unconsolidated entities	0.02	—
Net gain on sales of discontinued operations	0.01	0.14
Discontinued operations, net	—	—
Extraordinary items	—	—
Cumulative effect of change in accounting principle	—	—

Net income per share—basic	$0.28	$0.40

Net income per share—diluted:
Income before net gain on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle per share—diluted	$0.25	$0.26
Net gain on sales of unconsolidated entities	0.02	—
Net gain on sales of discontinued operations	0.01	0.14
Discontinued operations, net	—	—
Extraordinary items	—	—
Cumulative effect of change in accounting principle	—	—

Net income per share—diluted	$0.28	$0.40

Convertible preferred shares/units that could be converted into 15,853,687 and 10,831,704 weighted average Common Shares for the quarters ended March 31, 2002 and 2001, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

On October 11, 2001, the Company effected a two-for-one split of its Common Shares and OP Units to shareholders and unitholders of record as of September 21, 2001. All per share and OP Unit data and numbers of Common Shares and OP Units have been retroactively adjusted to reflect the Common Share and OP Unit split.

13.  Discontinued Operations

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. The Company adopted the standard effective January 1, 2002, which did not have a material effect on the Company's financial condition and results of operations.

        Under the provisions of SFAS No. 144, for long-lived assets to be held and used, the Company first determines whether any indicators of impairment exist. If indicators exist, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recorded for the difference between the estimated fair value and the carrying amount of the asset.

        For long-lived assets to be disposed of, an impairment loss is recognized when the estimated fair value of the asset, less the estimated cost to sell, is less than the carrying amount of the asset measured at the time that the Company has determined it will sell the asset. Long-lived assets held for disposition are reported at the lower or their carrying amounts or their estimated fair values, less their costs to sell.

        Goodwill and investments in unconsolidated entities accounted for under the equity method of accounting are specifically excluded from the scope of SFAS No. 144.

        On January 11, 2002, the Company disposed of its furniture rental business for $30.0 million and received net proceeds of $28.7 million. No gain/loss on sale was recognized as the net book value at the sale date after giving effect to a previously recorded impairment loss approximated the sales price.

        The components of discontinued operations for the quarters ended March 31, 2002 and 2001 are outlined below and include the results of operations through the date of each respective sale for the quarter ended March 31, 2002 and a full quarter of operations for the quarter ended March 31, 2001, for the following:

  •
  the sale of the furniture rental business;

  •
  the four properties sold (see Note 5); and

  •
  the three properties held for sale at March 31, 2002.

	Quarter Ended March 31,
	2002	2001
	(Amounts in thousands)
REVENUES
Rental income	$666	$1,136
Interest and other income	3	—
Furniture income	1,365	14,872

Total revenues	2,034	16,008

EXPENSES
Property and maintenance	208	301
Real estate taxes and insurance	60	84
Depreciation	181	303
Interest expense incurred, net	5	58
Furniture expenses	1,303	14,829
Amortization of goodwill	—	290

Total expenses	1,757	15,865

Discontinued operations, net	$277	$143

14.  Commitments and Contingencies

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

        In regards to the funding of properties in the development and/or earnout stage and the joint venture agreements with multifamily residential real estate developers, the Company funded a net total of $5.6 million during the quarter ended March 31, 2002. The Company expects to fund approximately

$22.7 million in connection with these properties during the remainder of 2002. In connection with one joint venture agreement, the Company has an obligation to fund up to an additional $6.5 million to guarantee third party construction financing. As of March 31, 2002, the Company has 20 projects under development with estimated completion dates ranging from June 30, 2002 through March 31, 2004.

        For one development joint venture agreement, the Company's joint venture partner has the right, at any time following completion of a project, to stipulate a value for such project and offer to sell its interest in the project to the Company based on such value. If the Company chooses not to purchase the interest, it must agree to a sale of the project to an unrelated third party at such value. The Company's joint venture partner must exercise this right as to all projects within five years after the receipt of the final certificate of occupancy on the last developed property.

        Under a second development joint venture agreement, the Company's joint venture partner has the right, at any time following completion of a project, to require the Company to purchase the joint venture partners' interest in that project at a mutually agreeable price. If the Company and the joint venture partner are unable to agree on a price, both parties will obtain appraisals. If the appraised values vary by more than 10%, both the Company and the joint venture partner will agree on a third appraiser to determine which original appraisal is closest to its determination of value. The Company may elect at that time not to purchase the property and instead, authorize the joint venture partner to sell the project at or above the agreed-upon value to an unrelated third party. Five years following the receipt of the final certificate of occupancy on the last developed property, any projects remaining unsold must be purchased by the Company at the agreed-upon price.

        The Company provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of March 31, 2002, this enhancement was still in effect at a commitment amount of $12.7 million.

15.  Asset Impairment

        For the quarters ended March 31, 2002 and 2001, the Company recorded approximately $0.3 million and $3.0 million, respectively, of asset impairment charges related to its technology investments. These charges were the result of review of the existing investments reflected on the consolidated balance sheet. The Company reviewed the current relative value of each investment based on existing economic conditions and current events. These impairment losses are reflected on the statement of operations in total expenses and include the write-down of assets classified as other assets and investments in unconsolidated entities.

16.  Reportable Segments

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management. Senior management decides how resources are allocated and assesses performance on a monthly basis.

        The Company's primary business is owning, managing, and operating multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents. Senior management evaluates the performance of each of our apartment communities on an individual basis, however, each of our apartment communities has similar economic characteristics, residents, and products and services so they have been aggregated into one reportable segment. The Company's rental real estate segment comprises approximately 98.9% and 97.9% of total revenues for the quarters ended March 31, 2002 and 2001, respectively. The Company's rental real estate segment comprises approximately 99.6% and 99.4% of total assets at March 31, 2002 and December 31, 2001, respectively.

        The primary financial measure for the Company's rental real estate segment is net operating income ("NOI"), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying statements of operations). Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. NOI from our rental real estate totaled approximately $309.1 million and $308.1 million for the quarters ended March 31, 2002, and 2001, respectively.

        During the acquisition, development and/or disposition of real estate, the NOI return on total capitalized costs is the primary measure of financial performance (capitalization rate) the Company considers.

        The Company's fee and asset management activity are immaterial and do not meet the threshold requirements of a reportable segment as provided for in SFAS No. 131.

17.  Subsequent Events

        Subsequent to March 31, 2002 and through April 26, 2002, the Company:

  •
  entered into a joint venture with the U.S. Army with an initial cash equity investment of $10.0 million and assumed management of 3,637 multifamily units at Fort Lewis, Washington;

  •
  acquired one property consisting of 264 units for approximately $19.1 million;

  •
  disposed of four properties (including one Unconsolidated Property) consisting of 188 units for approximately $3.5 million;

  •
  repaid $65.2 million of mortgage loans;

  •
  repaid $125.0 million of 7.95% fixed rate public notes at maturity; and

  •
  funded $1.7 million related to the development, earnout and joint venture agreements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        For further information including definitions for capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

Results of Operations

        The following table summarizes the number of properties and related units for the year-to-date periods presented:

	Properties	Units	Purchase/ Sale Price $ Millions
At December 31, 2000	1,104	227,704
Q1 2001 Acquisitions	7	1,721	$189.2
Q1 2001 Dispositions	(15)	(2,272)	$117.7

At March 31, 2001	1,096	227,153
Q2/Q3/Q4 2001 Acquisitions	7	1,702	$198.9
Q2/Q3/Q4 2001 Dispositions	(34)	(6,535)	$299.2
Q2/Q3/Q4 2001 Completed Developments	7	2,505
Q4 2001 Unit Configuration Changes	—	(24)

At December 31, 2001	1,076	224,801
Q1 2002 Acquisitions	1	368	$26.0
Q1 2002 Dispositions	(5)	(757)	$43.7
Q1 2002 Completed Developments	1	588

At March 31, 2002	1,073	225,000

        The Company's acquisition and disposition activity has impacted overall results of operations for the quarters ended March 31, 2002 and 2001. Significant changes in revenues and expenses have resulted primarily from the consolidation of previously Unconsolidated Properties in July 2001, the disposition of the Globe furniture rental business on January 11, 2002, as well as the 2001 Acquisitions and Completed Development properties, which have been partially offset by the disposition of the 2002 and the 2001 Disposed properties. Significant change in expenses has also resulted from an increase in insurance costs and general and administrative costs and reductions in variable interest rates, impairment charges and goodwill amortization. This impact is discussed in greater detail in the following paragraphs.

        Properties that the Company owned for all of the quarters ended March 31, 2002 and March 31, 2001 (the "First Quarter 2002 Same Store Properties"), which represented 197,305 units, also impacted the Company's results of operations and are discussed as well in the following paragraphs.

Comparison of the quarter ended March 31, 2002 to the quarter ended March 31, 2001

        For the quarter ended March 31, 2002, income before allocation to Minority Interests, income from investments in unconsolidated entities, net gain on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle decreased by approximately $4.6 million when compared to the quarter ended March 31, 2001.

        Revenues from the First Quarter 2002 Same Store Properties decreased primarily as a result of lower rental rates charged new residents, increased concessions and lower occupancy at certain properties. Property operating expenses from the First Quarter 2002 Same Store Properties, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, remained relatively stable with increases in real estate taxes and insurance costs offset by decreases in utility costs. The following tables provide comparative revenue, expenses, net operating income and weighted average occupancy for the First Quarter 2002 Same Store Properties:

Same Store Net Operating Income ("NOI")

$ in Millions—197,305 Same Store Units

Description	Revenues	Expenses	NOI
Q1 2002	$466.0	$168.7	$297.3
Q1 2001	$467.7	$168.9	$298.8

Change	$(1.7)	$(0.2)	$(1.5)

% Change	(0.4)%	(0.1)%	(0.5)%

Same Store Occupancy Rates

Q1 2002	94.24%
Q1 2001	94.60%

Change	(0.36)%

        For 2002 properties that the Company acquired prior to December 31, 2000 and will continue to own through December 31, 2002, the Company anticipates for the year ended December 31, 2002 to see the following operating assumptions:

2002 Operating Assumptions

Physical Occupancy	93.0%
Revenue Growth	(1.25%) to 0.1%
Expense Growth	1.0% to 1.5%
NOI Growth	(2.9%) to (0.7%)
Dispositions	$500 million
Refinancing	$200 million at 7.0%

        These 2002 operating assumptions are based on current expectations and are forward-looking.

        Rental income from properties other than First Quarter 2002 Same Store Properties increased by approximately $1.4 million primarily as a result of revenue from the Company's 2001 Acquired Properties and additional 2001 Partially Owned Properties.

        Interest and other income decreased by approximately $2.4 million, primarily as a result of lower balances available for investment and related interest rates being earned on the Company's short-term investment accounts.

        Interest income—investment in mortgage notes decreased by $2.7 million as a result of the Company consolidating these previously Unconsolidated Properties in July 2001. No additional interest income will be recognized on the mortgage notes in future years as the Company now consolidates the results related to these previously Unconsolidated Properties.

        Property management expenses include off-site expenses associated with the self-management of the Company's properties. These expenses increased by approximately $0.3 million or less than 2%. The Company continues to acquire properties in major metropolitan areas and dispose of assets in smaller multi-family rental markets where the Company does not have a significant management presence. As a result, the Company was able to maintain off-site management expenses at a constant level between the two reporting periods.

        Fee and asset management revenues and fee and asset management expenses decreased as a result of the Company managing fewer units quarter over quarter for outside owners and unconsolidated entities. As of March 31, 2002 and 2001, the Company managed 16,539 units and 20,300 units, respectively, for third parties and the unconsolidated joint venture entities.

        The Company recorded impairment charges in 2002 totaling approximately $0.3 million, which is related to one investment in a technology entity. See Note 15 in the Notes to the Consolidated Financial Statements for further discussion.

        Interest expense, including amortization of deferred financing costs, decreased approximately $5.1 million primarily due to lower variable interest rates. During the quarter ended March 31, 2002, the Company capitalized interest costs of approximately $5.9 million as compared to $6.0 million for the quarter ended March 31, 2001. This capitalization of interest primarily related to equity investments in unconsolidated entities engaged in development activities. The effective interest cost on all of the Company's indebtedness for the quarter ended March 31, 2002 was 6.51% as compared to 7.07% for the quarter ended March 31, 2001.

        General and administrative expenses, which include corporate operating expenses, increased approximately $4.0 million between the quarters under comparison. This increase was primarily due to the addition of income taxes from previously Unconsolidated Properties, retirement plan expenses for certain key executives, and higher overall compensation expenses including a current expense associated with restricted shares/awards granted to key employees.

        Net gain on sales of unconsolidated entities increased by $5.7 million as a result of the sale of one stabilized development joint venture property (296 units).

        Net gain on sales of discontinued operations decreased approximately $39.0 million between the periods under comparison. This decrease is primarily the result of a fewer number of units sold during the quarter ended March 31, 2002 (461 units) as compared to the quarter ended March 31, 2001 (5,283 units including interests in properties sold into institutional joint ventures).

Liquidity and Capital Resources

        As of January 1, 2002, the Company had approximately $51.6 million of cash and cash equivalents and $505.0 million available under its line of credit, of which $59 million was restricted (not available for borrowings). After taking into effect the various transactions discussed in the following paragraphs and for borrowings the net cash provided by operating activities, the Company's cash and cash equivalents balance at March 31, 2002 was approximately $249.8 million and the amount available on the Company's line of credit was $700.0 million, of which $57.4 million was restricted (not available for borrowings).

        Part of the Company's acquisition and development funding strategy and the funding of the Company's investment in various joint ventures is to utilize its line of credit and to subsequently repay the line of credit from the disposition of properties, retained cash flows or the issuance of additional equity or debt securities. Continuing to utilize this strategy during the quarter ended March 31, 2002, the Company:

  •
  disposed of five properties (including one Unconsolidated Property) and received net proceeds of approximately $43.0 million;

  •
  sold a partial interest in one property and received net proceeds of approximately $1.7 million;

  •
  disposed of the furniture rental business on January 11, 2002 and received net proceeds of approximately $28.7 million;

  •
  issued $400.0 million of unsecured debt receiving net proceeds of $394.5 million;

  •
  issued approximately 0.8 million Common Shares and received net proceeds of $14.0 million; and

  •
  obtained $20.8 million in new mortgage financing.

        All of these proceeds were utilized to either:

  •
  repay the line of credit;

  •
  repay mortgage indebtedness on selected properties;

  •
  repay public unsecured debt;

  •
  invest in unconsolidated entities; and

  •
  purchase additional properties.

        During the quarter ended March 31, 2002, the Company:

  •
  repaid $195.0 million on its line of credit;

  •
  repaid $26.7 million of mortgage loans;

  •
  repaid $100.0 million of 9.375% fixed rate public notes at maturity;

  •
  funded a net of $5.6 million in accordance with its development and joint venture agreements; and

  •
  acquired one property utilizing cash of $26.1 million.

        The Company's total debt summary and debt maturity schedule, as of March 31, 2002, are as follows:

Debt Summary as of March 31, 2002

	$ Millions	Weighted Average Rate
Secured	$3,279	6.29%
Unsecured	2,556	6.62%

Total	$5,835	6.44%
Fixed Rate	$5,130	6.94%
Floating Rate	705	2.79%

Total	$5,835	6.44%
Above Totals Include:
Total Tax Exempt	$974	3.82%
Unsecured Revolving Credit Facility	$—	—

Debt Maturity Schedule as of March 31, 2002

Year	$ Millions	% of Total
2002*	$387	6.6%
2003	306	5.2%
2004	596	10.2%
2005	717	12.3%
2006	440	7.5%
2007	277	4.7%
2008	496	8.5%
2009	411	7.0%
2010	262	4.5%
2011+	1,943	33.3%

Total	$5,835	100.0%

*
for the period April 1, 2002 through December 31, 2002.

        The Company's "Consolidated Debt-to-Total Market Capitalization Ratio" as of March 31, 2002 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all OP Units at the equivalent market value of the closing price of the Company's Common Shares on the New York Stock Exchange; (ii) the "Common Share Equivalent" of all convertible preferred shares and preference interests/units; and (iii) the liquidation value of all perpetual preferred shares and preference interests outstanding.

Capitalization as of March 31, 2002

Total Debt		$5,835,463,307
Common Shares & OP Units	296,557,258
Common Share Equivalents (see below)	15,820,176

Total Outstanding at quarter-end	312,377,434
Price at March 28, 2002	$28.74

		8,977,727,453
Perpetual Preferred Shares Liquidation Value		565,000,000
Perpetual Preference Interests Liquidation Value		211,500,000

Total Market Capitalization		$15,589,690,760
Debt/Total Market Capitalization		37.43%

Convertible Preferred Shares, Preference Interests and Junior Preference Units
As of March 31, 2002

	Shares/Units	Conversion Ratio	Common Share Equivalents
Preferred Shares:
Series E	3,329,198	1.1128	3,704,732
Series G	1,264,700	8.5360	10,795,479
Series H	53,311	1.4480	77,194
Preference Interests:
Series H	190,000	1.5108	287,052
Series I	270,000	1.4542	392,634
Series J	230,000	1.4108	324,484
Junior Preference Units:
Series A	56,616	4.081600	231,084
Series B	7,367	1.020408	7,517

Total Convertible	5,401,192		15,820,176

        The Company's policy is to maintain a ratio of consolidated debt-to-total market capitalization of less than 50%.

        From April 1, 2002 through April 26, 2002, the Company:

  •
  entered into a joint venture with the U.S. Army with an initial cash equity investment of $10.0 million and assumed management of 3,637 multifamily units at Fort Lewis, Washington;

  •
  acquired one property consisting of 264 units for approximately $19.1 million;

  •
  disposed of four properties (including one Unconsolidated Property) consisting of 188 units for approximately $3.5 million;

  •
  repaid $65.2 million of mortgage loans;

  •
  repaid $125.0 million of 7.95% fixed rate public notes at maturity;

  •
  funded $1.7 million related to the development, earnout and joint venture agreements; and

  •
  received $3.0 million related to the collateral on one joint venture agreement (see Note 8).

        During the remainder of 2002, the Company expects to fund approximately $22.7 million related to wholly owned developments and joint venture projects under development. In connection with one joint venture agreement, the Company has an obligation to fund up to an additional $6.5 million to guarantee third party construction financing. As of March 31, 2002, the Company has 20 projects under development with estimated completion dates ranging from June 30, 2002 through March 31, 2004.

        For one development joint venture agreement, the Company's joint venture partner has the right, at any time following completion of a project, to stipulate a value for such project and offer to sell its interest in the project to the Company based on such value. If the Company chooses not to purchase the interest, it must agree to a sale of the project to an unrelated third party at such value. The Company's joint venture partner must exercise this right as to all projects within five years after the receipt of the final certificate of occupancy on the last developed property.

        Under a second development joint venture agreement, the Company's joint venture partner has the right, at any time following completion of a project, to require the Company to purchase the joint venture partners' interest in that project at a mutually agreeable price. If the Company and the joint venture partner are unable to agree on a price, both parties will obtain appraisals. If the appraised values vary by more than 10%, both the Company and the joint venture partner will agree on a third appraiser to determine which original appraisal is closest to its determination of value. The Company may elect at that time not to purchase the property and instead, authorize the joint venture partner to sell the project at or above the agreed-upon value to an unrelated third party. Five years following the receipt of the final certificate of occupancy on the last developed property, any projects remaining unsold must be purchased by the Company at the agreed-upon price.

        During the quarter ended March 31, 2002, the Company's total improvements to real estate approximated $27.7 million. Replacements, which include new carpeting, appliances, mechanical equipment, fixtures, vinyl floors and blinds inside the unit approximated $10.9 million, or $55 per unit. Building improvements for the 2000, 2001 and 2002 Acquired Properties approximated $1.5 million, or $89 per unit. Building improvements for all of the Company's pre-2000 Acquired Properties approximated $12.5 million or $69 per unit. In addition, approximately $1.1 million was spent on one specific asset related to major renovations and repositioning of this asset. Also included in total improvements to real estate was approximately $1.7 million on commercial/other assets and Partially Owned Properties. Such improvements to real estate were primarily funded from net cash provided by operating activities. Total improvements to real estate for the remainder of 2002 are estimated at $100.0 million.

        During the quarter ended March 31, 2002, the Company's total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company's property management offices and its corporate offices, was approximately $3.0 million. Such additions to non-real estate property were funded from net cash provided by operating activities. Total additions to non-real estate property for the remainder of 2002 are estimated at $3.8 million.

        Minority Interests as of March 31, 2002 decreased by $1.7 million when compared to December 31, 2001. The primary factors that impacted this account in the Company's consolidated statements of operations and balance sheets during the quarter were:

  •
  distributions declared to Minority Interests, which amounted to $9.9 million for the three months ending March 31, 2002 (excluding Junior Preference Unit and Preference Interest distributions);

  •
  the allocation of income from operations in the amount of $6.4 million;

  •
  the allocation of Minority Interests from Partially Owned Properties in the amount of $0.8 million;

  •
  the conversion of OP Units into Common Shares; and

  •
  the issuance of Common Shares during the three months ended March 31, 2002.

        Total distributions paid in April 2002 amounted to $147.3 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the quarter ended March 31, 2002.

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

        The Company has a revolving credit facility with potential borrowings of up to $700.0 million. As of May 7, 2002, no amounts were outstanding under this facility. This credit facility is scheduled to expire in August 2002 and the Company has begun the process of replacing its line of credit with a new line of credit, which it believes will be on at least as favorable terms.

        The Company provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of May 1, 2002, this enhancement was still in effect at a commitment amount of $12.7 million.

Critical Accounting Policies and Estimates

        The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and the related disclosures. The Company believes that the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Depreciation of Investment in Real Estate

        The Company depreciates the building component of its investment in real estate over a 30-year estimated useful life, building improvements over a 5-year to 10-year estimated useful life and both the furniture, fixtures and equipment and replacements components over a 5-year estimated useful life, all of which are judgmental determinations.

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

Stock Option Compensation

        The Company has chosen to account for its stock option compensation in accordance with APB No. 25, which results in no compensation expense for options issued with an exercise price equal to or exceeding market value of the Company's Common Shares on the date of grant, instead of Statement No. 123, which would result in compensation expense being recorded based on the fair value of the stock option compensation issued.

Adjusted Net Income

        For the quarter ended March 31, 2002, Adjusted Net Income ("ANI") available to Common Shares and OP units decreased $10.6 million as compared to the quarter ended March 31, 2001.

        The following is a reconciliation of net income available to Common Shares to ANI available to Common Shares and OP Units for the quarters ended March 31, 2002 and 2001:

Adjusted Net Income
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31
	2002	2001
Net income available to Common Shares	$76,353	$106,754
Net income allocation to Minority Interests—Operating Partnership	6,441	9,796
Adjustments:
Acquisition cost depreciation*	96,158	93,473
Amortization of goodwill	—	933
Acquisition cost depreciation accumulated on sold properties	(3,944)	(26,199)
Extraordinary items	97	(311)
Cumulative effect of change in accounting principle	—	1,270

ANI available to Common Shares and OP Units—basic**	$175,105	$185,716

Depreciation for replacements and capital improvements	$21,252	$19,068

*
Acquisition cost depreciation represents depreciation for the initial cost of the property, including buildings and furniture, fixtures and equipment and depreciation on capital improvements identified in the acquisition underwriting and incurred in the first twenty-four months of ownership when the total cost exceeds $2,000 per unit.
**
ANI represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States ("GAAP")), including gains or losses from sales of real estate, plus acquisition cost depreciation, plus amortization of goodwill, minus the accumulated acquisition cost depreciation on sold properties, plus/minus extraordinary items and plus the cumulative effect of change in accounting principle. Depreciation associated with replacements and capital improvements is deducted in calculating ANI.

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

Funds From Operations

        For the quarter ended March 31, 2002, Funds From Operations ("FFO") available to Common Shares and OP Units decreased $0.1 million as compared to the quarter ended March 31, 2001.

        The following is a reconciliation of net income available to Common Shares to FFO available to Common Shares and OP Units for the quarters ended March 31, 2002 and 2001:

Funds from Operations
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2002	2001
Net income available to Common Shares	$76,353	$106,754
Net income allocation to Minority Interests—Operating Partnership	6,441	9,796
Adjustments:
Depreciation/amortization	117,410	113,474
Net gain on sales of discontinued operations	(2,816)	(41,778)
Net gain on sales of unconsolidated entities	(5,657)	—
Extraordinary items	97	(311)
Cumulative effect of change in accounting principle	—	1,270
Impairment on technology investments	291	3,003

FFO available to Common Shares and OP Units—basic*	$192,119	$192,208

*
FFO represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States ("GAAP")), excluding gains or losses from sales of property, plus depreciation and amortization (after adjustments for Partially Owned Properties and Unconsolidated Properties), plus/minus extraordinary items, and plus the cumulative effect of change in accounting principle and impairment charges. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        There have been no new or significant developments related to the legal proceedings that were discussed in Part I, Item III of the Company's Form 10-K for the year ended December 31, 2001.

Item 6.    Exhibits and Reports on Form 8-K

(A)
Exhibits:

10.1
Compensation agreement between Bruce Duncan and the Company dated March 14, 2002.

10.2
Compensation agreement between Douglas Crocker II and the Company dated April 10, 2002, but effective as of January 16, 2002.

12
Computation of Ratio of Earnings to Combined Fixed Charges

(B)
Reports on Form 8-K:

        None

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL PROPERTIES TRUST

Date: May 13, 2002	By:	/s/ BRUCE C. STROHM Bruce C. Strohm Executive Vice President, General Counsel and Secretary

Date: May 13, 2002	By:	/s/ MICHAEL J. MCHUGH Michael J. McHugh Executive Vice President, Chief Accounting Officer and Treasurer

QuickLinks

EQUITY RESIDENTIAL PROPERTIES TRUST CONSOLIDATED BALANCE SHEETS (Amounts in thousands except for share amounts) (Unaudited)
EQUITY RESIDENTIAL PROPERTIES TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands except for share data) (Unaudited)
EQUITY RESIDENTIAL PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands) (Unaudited)
EQUITY RESIDENTIAL PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Amounts in thousands) (Unaudited)
EQUITY RESIDENTIAL PROPERTIES TRUST NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES