Form 10-K
period 2002-12-31
EQUITY RESIDENTIAL
filed 2003-03-14
CIK 906107

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 2002

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

(312) 474-1300
(Registrant’s Telephone Number, Including Area Code)

http://www.equityapartments.com
(Registrant’s web site)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of Common Shares held by non-affiliates of the Registrant was approximately $7.9 billion based upon the closing price on June 28, 2002 of $28.75 using beneficial ownership of shares rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting shares owned by Trustees and Executive Officers, some of who may not be held to be affiliates upon judicial determination.

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on January 31, 2003 was 271,671,082.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information to be contained in the Company’s definitive proxy statement, which the Company anticipates will be filed no later than April 30, 2003, and thus these items have been omitted in accordance with General Instruction G (3) to Form 10-K.

EQUITY RESIDENTIAL

PART I

Item 1.  Business

General

Equity Residential (“EQR”), formed in March 1993, is a fully integrated real estate company engaged in the acquisition, ownership, management and operation of multifamily properties.  EQR has elected to be taxed as a real estate investment trust (“REIT”).

EQR is the general partner of, and as of December 31, 2002 owned an approximate 92.4% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”).  The Operating Partnership is, directly or indirectly, a partner, member or shareholder of numerous partnerships, limited liability companies and corporations which have been established primarily to own fee simple title to multifamily properties or to conduct property management activities and other businesses related to the ownership and operation of multifamily residential real estate.  References to the “Company” include EQR, the Operating Partnership and each of the partnerships, limited liability companies and corporations controlled by the Operating Partnership or EQR.

As of December 31, 2002, the Company owned or had investments in 1,039 properties in 36 states consisting of 223,591 units.  An ownership breakdown includes:

	Number of Properties	Number of Units
Wholly Owned Properties	919	194,886
Partially Owned Properties (Consolidated)	36	6,931
Unconsolidated Properties	84	21,774
Total Properties	1,039	223,591

The “Wholly Owned Properties” are accounted for under the consolidation method of accounting.  The Company beneficially owns 100% fee simple title to 912 of the 919 Wholly Owned Properties.  The Company owns the building and improvements and leases the land underlying the improvements under a long-term ground lease that expires in 2066 for one property.  This one property is consolidated and reflected as a real estate asset while the ground lease is accounted for as an operating lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases.  The Company owns the debt collateralized by two properties and owns an interest in the debt collateralized by the remaining four properties.  The Company consolidates its interest in these six properties in accordance with the accounting standards outlined in the AcSEC guidance for real estate acquisition, development and construction arrangements issued in the CPA letter dated February 10, 1986, and as such, reflects these assets as real estate in the consolidated financial statements.

The “Partially Owned Properties” are controlled and partially owned by the Company but have partners with minority interests and are accounted for under the consolidation method of accounting.  The “Unconsolidated Properties” are partially owned but not controlled by the Company.  With the exception of one property, the Unconsolidated Properties consist of investments in partnership interests and/or subordinated mortgages that are accounted for under the equity method of accounting.   The remaining one property consists of an investment in a limited liability company that, as a result of the terms of the operating agreement, is accounted for as a management contract right with all fees recognized as fee and asset management revenue.  The above table does not include various uncompleted development properties (see Item 2, “Properties – Development Projects”).

The Company is one of the largest publicly traded REIT’s (based on the aggregate market value of its outstanding Common Shares) and is the largest publicly traded REIT owner of multifamily properties (based on the number of apartment units wholly owned and total revenues earned).  The Company’s corporate headquarters are located in Chicago, Illinois and the Company also leases (under operating leases) over thirty-five divisional, regional and area property management offices throughout the United States.

Direct fee simple title for certain of the properties is owned by single-purpose nominee corporations, limited partnerships, limited liability companies or land trusts that engage in no business other than holding title to the property for the benefit of the Company.  Holding title in such a manner is expected to make it less costly to transfer such property in the future in the event of a sale and should facilitate financing, since lenders often require title to a property to be held in a single purpose entity in order to isolate that property from potential liabilities of other properties.

The Company has approximately 6,400 employees as of March 1, 2003.  An on-site manager, who supervises the on-site employees and is responsible for the day-to-day operations of the property, directs each of the Company’s properties.  An assistant manager and/or leasing staff generally assist the manager.  In addition, a maintenance director at each property supervises a maintenance staff whose responsibilities include a variety of tasks, including responding to service requests, preparing vacant apartments for the next resident and performing preventive maintenance procedures year-round.

Certain capitalized terms as used herein but not defined are defined in the Notes to Consolidated Financial Statements.

Business Objectives and Operating Strategies

The Company seeks to maximize both current income and long-term growth in income, thereby increasing:

•                  the value of the properties;

•                  distributions on a per Common Share basis; and

•                  shareholders’ value.

The Company’s strategies for accomplishing these objectives are:

•                  maintaining and increasing property occupancy while increasing rental rates;

•                  controlling expenses, providing regular preventive maintenance, making periodic renovations and enhancing amenities;

•                  maintaining a ratio of consolidated debt-to-total market capitalization of less than 50%;

•                  strategically acquiring and disposing of properties, with an emphasis on acquiring attractive properties in high barrier to entry markets and on selling properties in low barrier to entry markets;

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

Acquisition and Development Strategies

The Company anticipates that future property acquisitions and developments will occur within the United States.  Management will continue to use market information to evaluate opportunities.  The Company’s market database allows it to review the primary economic indicators of the markets where the Company currently owns properties and where it expects to expand its operations.  Acquisitions and developments may be financed from various sources of capital, which may include retained cash flow, issuance of additional equity and debt securities, sales of properties, joint venture agreements and collateralized and uncollateralized borrowings.  In addition, the Company may acquire additional properties in transactions that include the issuance of limited partnership interests in the Operating Partnership (“OP Units”) as consideration for the acquired properties. Such transactions may, in certain circumstances, enable the sellers to defer, in part, the recognition of taxable income or gain, which might otherwise result from the sales.

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

•                  employment and household growth and net migration of the relevant market’s population;

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

•                  purchase prices and yields of available existing stabilized communities, if any; and

•                  competition from existing multifamily properties, residential properties under development and the potential for the construction of new multifamily properties in the area.

Disposition Strategies

Management uses market information to evaluate dispositions.  Factors the Company considers in deciding whether to dispose of its properties include the following:

•                  potential increases in new construction;

•                  submarkets that will underperform the average performance of the portfolio in the mid and long-term;

•                  markets where the Company does not intend to establish long-term concentrations; and

•                  age or location of a particular property.

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

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2002 is presented in the following table.  The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all OP Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange; (ii) the

“Common Share Equivalent” of all convertible preferred shares and preference interests/units; and (iii) the liquidation value of all perpetual preferred shares and preference interests outstanding.

Capitalization as of December 31, 2002

Total Debt		$5,523,698,848

Common Shares & OP Units	293,396,124
Common Share Equivalents (see below)	14,947,898
Total Outstanding at year-end	308,344,022
Common Share Price at December 31, 2002	$24.58
		7,579,096,061
Perpetual Preferred Shares Liquidation Value		565,000,000
Perpetual Preference Interests Liquidation Value		211,500,000
Total Market Capitalization		$13,879,294,909

Debt/Total Market Capitalization		39.8%

Convertible Preferred Shares, Preference Interests and Junior Preference Units as of December 31, 2002

	Shares/Units	Conversion Ratio	Common Share Equivalents
Preferred Shares:
Series E	2,548,114	1.1128	2,835,541
Series G	1,264,692	8.5360	10,795,408
Series H	51,228	1.4480	74,178
Preference Interests:
Series H	190,000	1.5108	287,052
Series I	270,000	1.4542	392,634
Series J	230,000	1.4108	324,484
Junior Preference Units:
Series A	56,616	4.081600	231,084
Series B	7,367	1.020408	7,517

Total			14,947,898

The Company’s policies are to maintain a ratio of consolidated debt-to-total market capitalization of less than 50% and that EQR shall not incur indebtedness other than short-term trade, employee compensation or similar indebtedness that will be paid in the ordinary course of business.

Equity Offerings For the Years Ended December 31, 2002, 2001 and 2000

During 2002, the Company:

•                  Issued 1,435,115 Common Shares pursuant to its Fifth Amended Option and Award Plan and received net proceeds of approximately $29.6 million.

•                  Issued 324,238 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $7.4 million.

•                  Issued 31,354 Common Shares pursuant to its Share Purchase - DRIP Plan and received net proceeds of approximately $0.9 million.

•                  Issued 41,407 Common Shares pursuant to its Dividend Reinvestment – DRIP Plan and received net proceeds of approximately $1.2 million.

•                  Repurchased 5,092,300 of its Common Shares on the open market at an average price of $22.58 per share.  The purchases were made between October 1 and October 22, 2002.  The Company paid approximately $115.0 million in connection therewith.  These shares were subsequently retired.

During 2001, the Company:

•                  Issued 3,187,217 Common Shares pursuant to its Fifth Amended Option and Award Plan and received net proceeds of approximately $65.4 million.

•                  Issued 310,261 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $6.9 million.

•                  Issued 33,106 Common Shares pursuant to its Share Purchase - DRIP Plan and received net proceeds of approximately $0.9 million.

•                  Issued 42,649 Common Shares pursuant to its Dividend Reinvestment – DRIP Plan and received net proceeds of approximately $1.2 million.

During 2000, the Company:

•                  Issued 1,370,186 Common Shares pursuant to its Fifth Amended Option and Award Plan and received net proceeds of approximately $25.2 million.

•                  Issued 299,580 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $5.4 million.

•                  Issued 26,374 Common Shares pursuant to its Share Purchase - DRIP Plan and received net proceeds of approximately $0.6 million.

•                  Issued 69,504 Common Shares pursuant to its Dividend Reinvestment - DRIP Plan and received net proceeds of approximately $1.7 million.

The Company filed with the SEC on February 3, 1998 a Form S-3 Registration Statement to register $1.0 billion of equity securities.  The SEC declared this registration statement effective on February 27, 1998.  In addition, the Company carried over $272.4 million related to the registration statement that was declared effective on August 4, 1997.  As of December 31, 2002, $1.1 billion in equity securities remained available for issuance under this registration statement.

In May 2002, the Company’s shareholders approved the Company’s 2002 Share Incentive Plan.  In January 2003, the Company filed a Form S-8 registration statement to register 23,125,828 Common Shares under this plan.

Cumulative through December 31, 2002, the Company, through a subsidiary of the Operating Partnership, issued various series of Preference Interests (the “Preference Interests”) with an equity value of $246.0 million receiving net proceeds of $239.9 million.  The following table presents the issued and outstanding Preference Interests as of December 31, 2002 and December 31, 2001:

	Redemption Date(1)(2)	Conversion Rate(2)	Annual Dividend Rate per Unit(3)
				Amounts in thousands
				December 31, 2002	December 31, 2001
Preference Interests:

8.00% Series A Cumulative Redeemable Preference Interests; liquidation value $50 per unit; 800,000 units issued and outstanding at December 31, 2002 and December 31, 2001	10/01/04	N/A	$4.0000	$40,000	$40,000

8.50% Series B Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,100,000 units issued and outstanding at December 31, 2002 and December 31, 2001	03/03/05	N/A	$4.2500	55,000	55,000

8.50% Series C Cumulative Redeemable Preference Units; liquidation value $50 per unit; 220,000 units issued and outstanding at December 31, 2002 and December 31, 2001	03/23/05	N/A	$4.2500	11,000	11,000

8.375% Series D Cumulative Redeemable Preference Units; liquidation value $50 per unit; 420,000 units issued and outstanding at December 31, 2002 and December 31, 2001	05/01/05	N/A	$4.1875	21,000	21,000

8.50% Series E Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at December 31, 2002 and December 31, 2001	08/11/05	N/A	$4.2500	50,000	50,000

8.375% Series F Cumulative Redeemable Preference Units; liquidation value $50 per unit; 180,000 units issued and outstanding at December 31, 2002 and December 31, 2001	05/01/05	N/A	$4.1875	9,000	9,000

7.875% Series G Cumulative Redeemable Preference Units; liquidation value $50 per unit; 510,000 units issued and outstanding at December 31, 2002 and December 31, 2001	03/21/06	N/A	$3.9375	25,500	25,500

7.625% Series H Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 190,000 units issued and outstanding at December 31, 2002 and December 31, 2001	03/23/06	1.5108	$3.8125	9,500	9,500

7.625% Series I Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 270,000 units issued and outstanding at December 31, 2002 and December 31, 2001	06/22/06	1.4542	$3.8125	13,500	13,500

7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 230,000 units issued and outstanding at December 31, 2002 and December 31, 2001	12/14/06	1.4108	$3.8125	11,500	11,500
				$246,000	$246,000

(1)          On or after the fifth anniversary of the respective issuance (the “Redemption Date”), all of the Preference Interests may be redeemed for cash at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price equal to the liquidation preference of $50.00 per unit plus the cumulative amount of accrued and unpaid distributions, if any.

(2)          On or after the tenth anniversary of the respective issuance (the “Conversion Date”), all of the Preference Interests are exchangeable at the option of the holder (in whole but not in part) on a one-for-one basis for a respective reserved series of EQR Preferred Shares.  In addition, on or after the Conversion Date, the convertible Preference Interests (Series H, I & J) may be converted under certain circumstances at the option of the holder (in whole but not in part) to Common Shares based upon the contractual conversion rate, plus accrued and unpaid distributions, if any.

(3)          Dividends on all series of Preference Interests are payable quarterly on March 25th, June 25th, September 25th, and December 25th of each year.

Debt Offerings For the Years Ended December 31, 2002, 2001 and 2000

During 2002:

•                  The Operating Partnership issued $400.0 million of redeemable unsecured fixed rate notes (the “March 2012 Notes”) in a public debt offering in March 2002.  The March 2012 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis.  The March 2012 Notes are due March 15, 2012.  The annual interest rate on the March 2012 Notes is 6.625%, which is payable semiannually in arrears on September 15 and March 15, commencing September 15, 2002.  The Operating Partnership received net proceeds of approximately $394.5 million in connection with this issuance.

•                  The Operating Partnership issued $50.0 million of redeemable unsecured fixed rate notes (the “November 2007 Notes”) in a public debt offering in November 2002.  The November 2007 Notes are due November 30, 2007.  The annual interest rate on the November 2007 Notes is 4.861%, which is payable semiannually in arrears on May 30 and November 30, commencing May 30, 2003.  The Operating Partnership received net proceeds of approximately $49.9 million in connection with this issuance.

During 2001:

•                  The Operating Partnership issued $300.0 million of redeemable unsecured fixed rate notes (the “March 2011 Notes”) in a public debt offering in March 2001.  The March 2011 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis.  The March 2011 Notes are due March 2, 2011.  The annual interest rate on the March 2011 Notes is 6.95%, which is payable semiannually in arrears on September 2 and March 2, commencing September 2, 2001.  The Operating Partnership received net proceeds of approximately $297.4 million in connection with this issuance.

During 2000:

•                  The Operating Partnership did not issue new debt securities during the year ended December 31, 2000.

The Operating Partnership filed a Form S-3 Registration Statement on August 25, 2000 to register $1.0 billion of debt securities.  The SEC declared this registration statement effective on September 8, 2000. In addition, the Operating Partnership carried over $430.0 million related to the registration statement effective on February 27, 1998.  As of December 31, 2002, $680.0 million remained available for issuance under this registration statement.

Credit Facilities

On May 30, 2002, the Company obtained a new three-year $700.0 million unsecured revolving credit facility maturing May 29, 2005.  The new line of credit replaced the $700.0 million unsecured revolving credit facility that was scheduled to expire in August 2002.  The prior existing revolving credit facility was terminated upon the closing of the new facility.  Advances under the new credit facility bear interest at variable rates based upon LIBOR at various interest periods, plus a spread dependent upon the Operating Partnership’s credit rating, or based upon bids received from the lending group.  As of December 31, 2002, $140.0 million was outstanding and $60.8 million was restricted (dedicated to support letters of credit and not available for borrowing) on the line of credit.  During the year ended December 31, 2002, the weighted average interest rate on borrowings under the former and new lines of credit was 2.30%.

In connection with its acquisition of Globe Business Resources, Inc. (“Globe”), the Company assumed a revolving credit facility with potential borrowings of up to $55.0 million.  On May 31, 2001, this credit facility was terminated.

Business Combinations

Multifamily Properties

On October 31, 2000, the Company acquired Grove Property Trust (“Grove”) for a total purchase price of $463.2 million and succeeded to the ownership of 60 properties containing 7,308 units.  The Company:

•                  Paid $17.00 per share or $141.6 million in cash to purchase the 8.3 million outstanding common shares of Grove;

•                  Paid $17.00 per unit or $12.4 million in cash to purchase 0.7 million Grove OP Units outstanding at the merger date;

•                  Converted 2.1 million Grove OP Units to 1.6 million of the Operating Partnership’s OP Units using the conversion ratio of 0.7392 (after cash-out of fractional units).  The value of these converted OP Units totaled $37.2 million;

•                  Assumed $241.3 million in Grove debt, which included first and second mortgages totaling $203.4 million and Grove’s line of credit totaling $38.0 million.  Grove’s line of credit and two mortgage loans totaling $7.8 million were paid off immediately after the closing;

•                  Acquired $20.1 million in other Grove assets and assumed $11.2 million in other Grove liabilities, including a contingent earnout liability totaling $1.5 million.  This amount represented the estimated additional cash or OP Units required to be funded to the previous owners of Glen Meadow Apartments upon the transition of this property from subsidized to market rents; and

•                  Recorded acquisition costs of $19.5 million.

Furniture Rental and Corporate Housing Businesses

On July 11, 2000, the Company acquired Globe in an all cash and debt transaction valued at approximately $163.2 million.  Globe provided fully furnished short-term housing through an inventory of leased housing units to transferring or temporarily assigned corporate personnel, new hires, trainees, consultants and individual customers throughout the United States.  Additionally, Globe leased and sold furniture to a diversified base of commercial and residential customers throughout the United States.  Shareholders of Globe received $13.00 per share, which approximated $58.7 million in cash based on the 4.5 million Globe shares outstanding.  In addition, the Company:

•                  Acquired $94.8 million in other Globe assets and assumed $29.6 million in other Globe liabilities;

•                  Allocated $68.4 million to goodwill;

•                  Recorded acquisition costs of $4.5 million; and

•                  Assumed $70.4 million in debt, which included $1.4 million in mortgage debt, $39.5 million in unsecured notes, and Globe’s line of credit of $29.5 million outstanding.

On July 21, 2000, the Company, through its Globe subsidiary, acquired Temporary Quarters, Inc., the leading corporate housing provider in Atlanta, Georgia, in a $3.3 million all cash transaction.

As of September 30, 2001, the Company recorded $60.0 million of asset impairment charges related to its furniture rental business.  These charges were the result of a review of the existing intangible and tangible assets reflected on the consolidated balance sheet as of September 30, 2001.  The impairment loss is reflected on the consolidated statements of operations for the year ended December 31, 2001, in discontinued operations, net, and includes the write-down of the following assets: a) goodwill of approximately $26.0 million; b) rental furniture, net of approximately $28.6 million; c) property and equipment, net of approximately $4.5 million; and d) other assets of approximately $0.9 million.

On January 11, 2002, the Company sold the former Globe furniture rental business for approximately $30.0 million in cash, which approximated the net book value at the sale date.  The Company has retained ownership of the former Globe short-term furnished housing business, which is now known as Equity Corporate Housing (“ECH”).

For the year ended December 31, 2002, the Company recorded approximately $17.1 million of asset impairment charges related to ECH.  Following the guidance in SFAS No. 142, these charges were the result of the Company’s decision to reduce the carrying value of ECH to $30.0 million, given the continued weakness in the economy and management’s expectations for near-term performance, and were determined based upon a discounted cash flow analysis of the business.  The impairment loss is reflected on the consolidated statements of operations as impairment on corporate housing business and on the consolidated balance sheets as a reduction in goodwill, net.

The Company accounted for these business combinations as purchases in accordance with Accounting Principles Board (“APB”) Opinion No. 16.  The fair value of the consideration given by the Company was used as the valuation basis for each of the combinations.

Competition

All of the properties are located in developed areas that include other multifamily properties.  The number of competitive multifamily properties in a particular area could have a material effect on the Company’s ability to lease units at the properties or at any newly acquired properties and on the rents charged.  The Company may be competing with other entities that have greater resources than the Company and whose managers have more experience than the Company’s managers.  In addition, other forms of rental properties, including multifamily properties and manufactured housing, some of which may be controlled by Mr. Zell, and single-family housing provide housing alternatives to potential residents of multifamily properties.   Recently, historically low mortgage interest rates coupled with record residential construction and single-family home sales have had an adverse competitive effect on the Company.

Risk Factors

The following Risk Factors may contain defined terms that are different from those used in the other sections of this report.  Unless otherwise indicated, when used in this section, the terms “we” and “us” refer to Equity Residential and its subsidiaries, including ERP Operating Limited Partnership.

Set forth below are the risks that we believe are important to investors who purchase or own our common shares of beneficial interest or preferred shares of beneficial interest (which we refer to collectively as “Shares”); preference interests (“Interests”) of a subsidiary of ERP Operating Limited Partnership; preference units (“Units”); or units of limited partnership interest (“OP Units”) of ERP Operating Limited Partnership, our operating partnership, which are redeemable on a one-for-one basis for common shares or their cash equivalent.  In this section, we refer to the Shares, Interests, Units and the OP Units together as our “securities,” and the investors who own Shares, Interests, Units and/or OP Units as our “security holders.”

Our Performance and Share Value are Subject to Risks Associated with the Real Estate Industry

General

Real property investments are subject to varying degrees of risk and are relatively illiquid. Several factors may adversely affect the economic performance and value of our properties.  These factors include changes in the national, regional and local economic climate, local conditions such as an oversupply of multifamily properties or a reduction in demand for our multifamily properties, the attractiveness of our properties to residents, competition from other available multifamily property owners and changes in market rental rates.  Our performance also depends on our ability to collect rent from residents and to pay for adequate maintenance, insurance and other operating costs, including real estate taxes, which could increase over time.  Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property.

We May be Unable to Renew Leases or Relet Units as Leases Expire

When our residents decide not to renew their leases upon expiration, we may not be able to relet their units.  Even if the residents do renew or we can relet the units, the terms of renewal or reletting may be less favorable than current lease terms.  Because virtually all of our leases are for apartments, they are generally for terms of no more than one year.  If we are unable to promptly renew the leases or relet the units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected.  Consequently, our cash flow and ability to service debt and make distributions to security holders would be reduced.  As a result of general economic conditions and competitive factors discussed above, we have experienced a trend of declining rents and increased concessions when entering into new leases across our portfolio during 2002.

New Acquisitions or Developments May Fail to Perform as Expected and Competition for Acquisitions May Result in Increased Prices for Properties

We intend to continue to actively acquire and develop multifamily properties.  Newly acquired or developed properties may fail to perform as expected.  We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or to develop a property.  Additionally, we expect that other major real estate investors with significant capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development efforts.  This competition may increase prices for multifamily properties.  We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.   The total number of development units, cost of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation.

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

Changes in Laws Could Affect Our Business

We are generally not able to pass through to our residents under existing leases real estate taxes, income taxes or other taxes.  Consequently, any such tax increases may adversely affect our financial condition and limit our ability to make distributions to our security holders.  Similarly, changes that increase our potential liability under environmental laws or our expenditures on environmental compliance would adversely affect our cash flow and ability to make distributions on our securities.

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

Over the past two years, there have been an increasing number of lawsuits against owners and managers of multifamily properties other than the Company alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  Insurance carriers have reacted to these liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  We have adopted programs designed to minimize the existence of mold in any of our properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or the property.

We cannot be assured that existing environmental assessments of our properties reveal all environmental liabilities, that any prior owner of any of our properties did not create a material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more of our properties.

Insurance Policy Deductibles and Exclusions

                In order to partially mitigate the substantial increase in insurance costs in recent years, management has determined to gradually increase deductible and self insured retention amounts.  As of December 31, 2002, the Company property insurance policy (for Wholly Owned Properties) provides for a per occurrence deductible of $250,000 and self insured retention of $1 million per occurrence, subject to a maximum annual aggregate self insured retention of $4 million.  The Company's liability and worker's compensation policies at December 31, 2002, provide for a $1 million per occurrence deductible.  While higher deductible and self insured retention amounts expose the Company to greater potential uninsured losses, management believes that the savings in insurance premium expense justifies this increased exposure.  Management anticipates that deductibles and self insured retention amounts will likely further increase for 2003 policy renewals.

As a result of the terrorist attacks of September 11, 2001, insurance carriers have created exclusions for losses from terrorism from our “all risk” insurance policies.  While separate terrorism insurance coverage is available in certain instances, premiums for such coverage is generally very expensive, with very high deductibles.  Moreover, the terrorism insurance coverage that is available typically excludes coverage for losses from acts of foreign governments as well as nuclear, biological and chemical attacks.  The Company has determined that it is not economically prudent to obtain terrorism insurance to the extent otherwise available, especially given the significant risks that are not covered by such insurance.  In the event of a terrorist attack impacting one or more of the properties, we could lose the revenues from the property, our capital investment in the property and possibly face liability claims from residents or others suffering injuries or losses. The Company believes, however, that the number and geographic diversity of its portfolio helps to mitigate its exposure to the risks associated with potential terrorist attacks.

Debt Financing, Preferred Shares and Preference Interests and Units Could Adversely Affect Our Performance

General

The Company’s total debt summary, as of December 31, 2002, included:

Debt Summary as of December 31, 2002

	$ Millions	Weighted Average Rate
Secured	$2,928	6.15%
Unsecured	2,596	6.30%
Total	$5,524	6.22%

Fixed Rate*	$4,776	6.83%
Floating Rate*	748	2.33%
Total*	$5,524	6.22%

Above Totals Include:
Total Tax Exempt	$985	3.75%
Unsecured Revolving Credit Facility	$140	1.98%

* Net of the effect of any interest rate protection agreements.

In addition to debt, we have issued $1.2 billion of combined liquidation value for the preferred shares of beneficial interest and preference interests and units, with a weighted average dividend preference of 8.07% per annum.  Our use of debt and preferred equity financing creates certain risks, including the following.

Scheduled Debt Payments Could Adversely Affect Our Financial Condition

In the future, our cash flow could be insufficient to meet required payments of principal and interest or to pay distributions on our securities at expected levels.

We may not be able to refinance existing debt (which in virtually all cases requires substantial principal payments at maturity) and, if we can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness.  If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt.  As a result, we may be forced to postpone capital expenditures necessary for the maintenance of our properties and may have to dispose of one or more properties on terms that would otherwise be unacceptable to us.  The Company’s debt maturity schedule as of December 31, 2002 is as follows:

Debt Maturity Schedule as of December 31, 2002

Year	$ Millions	% of Total
2003	$334	6.1%
2004	605	11.0%
2005*	818	14.8%
2006	460	8.3%
2007	316	5.7%
2008	457	8.3%
2009	277	5.0%
2010	256	4.6%
2011	654	11.8%
2012+	1,347	24.4%
Total	$5,524	100.0%

* Includes $300 million with a final maturity of 2015 that is putable/callable in 2005 and $140 million related to the Company’s unsecured revolving credit facility.

Financial Covenants Could Adversely Affect the Company’s Financial Condition

If a property we own is mortgaged to secure payment of indebtedness and we are unable to meet the mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value.  Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations.  A foreclosure could also result in our recognition of taxable income without our actually receiving cash proceeds from the disposition of the property with which to pay the tax.  This could adversely affect our cash flow and could make it more difficult for us to meet our REIT distribution requirements.

The mortgages on our properties may contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage.  In addition, our unsecured credit facilities contain certain customary restrictions, requirements and other limitations on our ability to incur indebtedness.  The indentures under which a substantial portion of our debt was issued also contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios, as well as limitations on our ability to incur secured and unsecured indebtedness (including acquisition financing), and to sell all or substantially all of our assets.  Our credit facility and indentures are cross-defaulted and also contain cross default provisions with other material indebtedness.  Our unsecured public debt covenants as of December 31, 2002 and 2001, respectively, are (terms are defined in the indentures):

Unsecured Public Debt Covenants

	As Of 12/31/02	As Of 12/31/01
Total Debt to Adjusted Total Assets (not to exceed 60%)	39.7%	41.2%

Secured Debt to Adjusted Total Assets (not to exceed 40%)	21.0%	23.6%

Consolidated Income Available For Debt Service To Maximum Annual Service Charges (must be at least 1.5 to 1)	3.16	3.01

Total Unsecured Assets to Unsecured Debt (must be at least 150%)	380.8%	359.9%

Some of the properties were financed with tax-exempt bonds that contain certain restrictive covenants or deed restrictions.  We have retained an independent outside consultant to monitor compliance with the restrictive covenants and deed restrictions that affect these properties.  If these bond compliance requirements restrict our ability to increase our rental rates to attract low or moderate-income residents, or eligible/qualified residents, then our income from these properties may be limited.

Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing

Our Consolidated Debt-to-Total Market Capitalization Ratio was 39.8% as of December 31, 2002.  We have a policy of incurring indebtedness for borrowed money only through the Operating Partnership and its subsidiaries and only if upon such incurrence our debt to market capitalization ratio would be approximately 50% or less.  Our degree of leverage could have important consequences to security holders.  For example, the degree of leverage could affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, making us more vulnerable to a downturn in business or the economy generally.

Rising Interest Rates Could Adversely Affect Cash Flow

Advances under our credit facility bear interest at variable rates based upon LIBOR at various interest periods, plus a spread dependent upon the Operating Partnership’s credit rating, or based upon bids received from the lending group.  Certain public issuances of our senior unsecured debt instruments also, from time to time, bear interest at floating rates.  We may also borrow additional money with variable interest rates in the future.  Increases in interest rates would increase our interest expenses under these debt instruments and would increase the costs of refinancing existing indebtedness and of issuing new debt.  Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders.

We Depend on Our Key Personnel

We depend on the efforts of the Chairman of our Board of Trustees, Samuel Zell, and our executive officers, particularly Bruce W. Duncan, our President and Chief Executive Officer (“CEO”) and Gerald A. Spector, our Chief Operating Officer.  If they resign, our operations could be temporarily adversely effected.  Mr. Zell has entered into executive compensation and retirement benefit agreements with the Company.  Mr. Duncan and Mr. Spector have entered into Deferred Compensation Agreements with the Company that under certain conditions could provide both with a salary benefit after their respective termination of employment with the Company.  In addition, Mr. Zell and Mr. Spector have entered into Noncompetition Agreements with the Company and Mr. Duncan’s Employment Agreement contains covenants not to compete in favor of the Company.  Douglas Crocker II, our former CEO, retired effective January 1, 2003.

Control and Influence by Significant Shareholders Could be Exercised in a Manner Adverse to Other Shareholders

As of January 31, 2003, (1) Samuel Zell, the Chairman of the Board of the Company, and certain of the current holders of OP Units issued to affiliates of Mr. Zell owned in the aggregate approximately 3.1% of our common shares (Mr. Zell and these affiliates are described herein as the “Zell Original Owners”); and (2) our executive officers and trustees, excluding Mr. Zell (see disclosure above), owned approximately 5.0% of our common shares. These percentages assume all options are exercised for common shares and all OP Units are converted to common shares.  In addition, the consent of certain affiliates of Mr. Zell is required for certain amendments to the Fifth Amended and Restated Agreement of Limited Partnership of ERP Operating Limited Partnership (the “Partnership Agreement”).  As a result of their security ownership and rights concerning amendments to the Partnership Agreement, the Zell affiliates may have substantial influence over the Company.  Although these security holders have not agreed to act together on any matter, they would be in a position to exercise even more influence over the Company’s affairs if they were to act together in the future. This influence could conceivably be exercised in a manner that is inconsistent with the interests of other security holders.

Shareholders’ Ability to Effect Changes in Control of the Company is Limited

Provisions of Our Declaration of Trust and Bylaws Could Inhibit Changes in Control

Certain provisions of our Declaration of Trust and Bylaws may delay or prevent a change in control of the Company or other transactions that could provide the security holders with a premium over the then-prevailing market price of their securities or which might otherwise be in the best interest of our security holders.  These include a staggered Board of Trustees and the 5% Ownership Limit described below.  See “—We Have a Share Ownership Limit for REIT Tax Purposes.”  Also, any future series of preferred shares of beneficial interest may have certain voting provisions that could delay or prevent a change of control or other transactions that might otherwise be in the interest of our security holders.

We Have a Share Ownership Limit for REIT Tax Purposes

To remain qualified as a REIT for federal income tax purposes, not more than 50% in value of our outstanding Shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of any year.  To facilitate maintenance of our REIT qualification, our Declaration of Trust, subject to certain exceptions, prohibits ownership by any single shareholder of more than 5% of the lesser of the number or value of the outstanding class of common or preferred shares.  We refer to this restriction as the “Ownership Limit.”  Absent any exemption or waiver granted by our Board of Trustees, securities acquired or held in violation of the Ownership Limit will be transferred to a trust for the exclusive benefit of a designated charitable beneficiary, and the security holder’s rights to distributions and to vote would terminate.  A transfer of Shares may be void if it causes a person to violate the Ownership Limit.  The Ownership Limit could delay or prevent a change in control and, therefore, could adversely affect our security holders’ ability to realize a premium over the then-prevailing market price for their Shares.

Our Preferred Shares of Beneficial Interest May Affect Changes in Control

Our Declaration of Trust authorizes the Board of Trustees to issue up to 100 million preferred shares of beneficial interest, and to establish the preferences and rights (including the right to vote and the right to convert into common shares) of any preferred shares issued.  The Board of Trustees may use its powers to issue preferred shares and to set the terms of such securities to delay or prevent a change in control of the Company, even if a change in control were in the interest of security holders.  As of December 31, 2002, 10,524,034 preferred shares were issued and outstanding.

Inapplicability of Maryland Law Limiting Certain Changes in Control

Certain provisions of Maryland law applicable to real estate investment trusts prohibit “business combinations” (including certain issuances of equity securities) with any person who beneficially owns ten percent or more of the voting power of outstanding securities, or with an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of ten percent or more of the voting power of the trust’s outstanding voting securities (an “Interested Shareholder”), or with an affiliate of an Interested Shareholder.  These prohibitions last for five years after the most recent date on which the Interested Shareholder became an Interested Shareholder.  After the five-year period, a business combination with an Interested Shareholder must be approved by two super-majority shareholder votes unless, among other conditions, holders of common shares receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Shareholder for its common shares.  As permitted by Maryland law, however, the Board of Trustees of the Company has opted out of these restrictions with respect to any business combination involving the Zell Original Owners and persons acting in concert with any of the Zell Original Owners.  Consequently, the five-year prohibition and the super-majority vote requirements will not apply to a business combination involving us and/or any of them.  Such business combinations may not be in the best interest of our security holders.

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

We could be Disqualified as a REIT or Have to Pay Taxes if Our Merger Partners Did Not Qualify as REIT’s

If any of our recent merger partners had failed to qualify as a REIT throughout the duration of their existence, then they might have had undistributed “C corporation earnings and profits” at the time of their merger with us.  If that was the case and we did not distribute those earnings and profits prior to the end of the year in which the merger took place, we might not qualify as a REIT.  We believe based, in part, upon opinions of legal counsel received pursuant to the terms of our merger agreements as well as our own investigations, among other things, that each of our merger partners qualified as a REIT and that, in any event, none of them had any undistributed “C corporation earnings and profits” at the time of their merger with us.  If any of our merger partners failed to qualify as a REIT, an additional concern would be that they would have recognized taxable gain at the time they were merged with us.  We would be liable for the tax on such gain.  In this event, we would have to pay corporate income tax on any gain existing at the time of the applicable merger on assets acquired in the merger if the assets are sold within ten years of the merger. Finally, we could be precluded from electing REIT status for up to four years after the year in which the predecessor entity failed to qualify for REIT status.

Other Tax Liabilities

Even if we qualify as a REIT, we will be subject to certain federal, state and local taxes on our income and property.  In addition, our third-party management operations, corporate housing business and condominium conversion business, which are conducted through subsidiaries, generally will be subject to federal income tax at regular corporate rates.

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

The specific tax attributes of a particular shareholder could have a material impact on the tax considerations associated with the purchase, ownership and disposition of common shares. Therefore, it is essential that each prospective shareholder consult with his or her own tax advisors with regard to the application of the federal income tax laws to the shareholder’s personal tax situation, as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction.

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

We will be subject, however, to federal income tax at regular corporate rates upon our REIT taxable income or capital gain that we do not distribute to our shareholders. In addition, we will be subject to a 4% excise tax if we do not satisfy specific REIT distribution requirements.  We could also be subject to the “alternative minimum tax” on our items of tax preference.  In addition, any net income from “prohibited transactions” (i.e., dispositions of property, other than property held by a taxable REIT subsidiary, held primarily for sale to customers in the ordinary course of business) will be subject to a 100% tax.  We could also be subject to a 100% penalty tax on certain payments received from or on certain expenses deducted by a taxable REIT subsidiary if certain rules enacted as part of the REIT Modernization Act of 1999 are not complied with.  Moreover, we may be subject to taxes in certain situations and on certain transactions that we do not presently contemplate.

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

If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to tax on our taxable income at regular corporate rates.  We also may be subject to the corporate “alternative minimum tax.” As a result, our failure to qualify as a REIT would significantly reduce the cash we have available to distribute to our shareholders.  Unless entitled to statutory relief, we would be disqualified from qualification as a REIT for the four taxable years following the year during which qualification was lost.  It is not possible to state whether we would be entitled to statutory relief.

Tax legislation has recently been enacted which is intended to allow REITs to have greater flexibility in engaging in activities which previously had been prohibited by the REIT rules.  Among these changes was the establishment of “taxable REIT subsidiaries” or “TRSs” which are corporations subject to tax as a regular “C” corporation.  Generally, a taxable REIT subsidiary can own assets that cannot be owned by a REIT and can perform impermissible resident services (discussed below), which would otherwise taint our rental income under the REIT income tests.  In enacting the taxable REIT subsidiary rules, Congress intended that the arrangements between a REIT and its taxable REIT subsidiaries be structured to ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. As a result, the Act imposes certain limits on the ability of a taxable REIT subsidiary to deduct interest payments made to us.  In addition, we will be obligated to pay a 100% penalty tax on some payments that we receive or on certain expenses deducted by the taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s residents and the taxable REIT subsidiary are not comparable to similar arrangements among unrelated parties.

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

Gross Income Tests.  To qualify as a REIT, we must satisfy two gross income tests.  First, at least 75% of our gross income for each taxable year must be derived directly or indirectly from investments in real estate and/or real estate mortgage, dividends paid by another REIT and from some types of temporary investments.  Second, at least 95% of our gross income for each taxable year must be derived from any combination of income qualifying under the 75% test and dividends, non-real estate mortgage interest, some payments under hedging instruments and gain from the sale or disposition of stock or securities.  To qualify as rents from real property for the purpose of satisfying the gross income tests, rental payments must generally be received from unrelated persons and not be based on the net income of the resident.  Also, the rent attributable to personal property must not exceed 15% of the total rent.  We may generally provide services to residents without “tainting” our rental income only if such services are “usually or customarily rendered” in connection with the rental of real property and not otherwise considered “impermissible services”.  If such services are impermissible, then we may generally provide them only if they are considered de minimis in amount, or are provided through an independent contractor from whom we derive no revenue and that meets other requirements, or through a taxable REIT subsidiary.  We believe that services provided to residents by us either are usually or customarily rendered in connection with the rental of real property and not otherwise considered impermissible, or, if considered impermissible services, will meet the de minimis test or will be provided by an independent contractor or taxable REIT subsidiary.  However, we cannot provide any assurance that the Internal Revenue Service will agree with these positions.

Asset Tests.  In general, at the close of each quarter of our taxable year, we must satisfy four tests relating to the nature of our assets:  (1) at least 75% of the value of our total assets must be represented by real estate assets (which include for this purpose shares in other real estate investment trusts) and certain cash related items; (2) not more than 25% of our total assets may be represented by securities other than those in the 75% asset class; (3) except for equity investments in other REITs, qualified REIT subsidiaries (i.e., corporations owned 100% by a REIT that are not TRSs or REITs), or taxable REIT subsidiaries: (a) the value of any one issuer’s securities owned by us may not exceed 5% of the value of our total assets and (b) we may not own more than 10% of the value of or the voting securities of any one issuer; and (4) not more than 20% of our total assets may be represented by securities of one or more taxable REIT subsidiaries.  Securities for purposes of the asset tests may include debt securities.  We currently own equity interests in certain entities that have elected to be taxed as REITs for federal income tax purposes and are not publicly traded.  If any such entity were to fail to qualify as a REIT, we would not meet the 10% voting stock limitation and the 10% value limitation and we would fail to qualify as a REIT.  We believe that we and each of the REITs we own an interest in have and will comply with the foregoing asset tests for REIT qualification.  However, we cannot provide any assurance that the Internal Revenue Service might not disagree with our determinations.

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

Ownership of Partnership Interests By Us.  As a result of our ownership of the Operating Partnership, we will be considered to own and derive our proportionate share of the assets and items of income of the Operating Partnership, respectively, for purposes of the REIT asset and income tests, including its share of assets and items of income of any subsidiaries that are partnerships or limited liability companies, provided that the Operating Partnership is taxed as a partnership and not as a “C” corporation for federal tax purposes. Under the Internal Revenue Code, publicly traded partnerships are generally taxed as “C” corporations, unless at least 90% of their gross income consists of “qualifying income,” such as interest, dividends, real property rents, and gains from the sale or other disposition of real property held for investment.  The Operating Partnership is treated as a publicly traded partnership, however it satisfies the 90% qualifying income test. If the Operating Partnership did not satisfy the qualifying income test, then it would be taxed as a corporation for federal income tax purposes, which would jeopardize our status as a REIT.  A partnership is a “publicly traded partnership” if interests in such partnership are either traded on an established securities market or are “readily tradable on a secondary market” and there are at least 500 partners at any time during the taxable year.  We believe that all other partnerships in which we own an interest are not publicly traded partnerships.

Our Management Company and Other Subsidiaries.  A small portion of the cash to be used by the

Operating Partnership to fund distributions to us is expected to come from payments of dividends from management companies and other subsidiaries of the Company that have elected TRS status.  These companies pay federal and state income tax at the full applicable corporate rates.  They will attempt to minimize the amount of these taxes, but we cannot guarantee whether or the extent to which, measures taken to minimize these taxes will be successful.  To the extent that these companies are required to pay taxes, the cash available for distribution from these management companies by us to shareholders will be reduced accordingly.

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

To the extent we make distributions to our taxable domestic shareholders in excess of our earnings and profits, such distributions will be considered a return of capital.  Such distributions will be treated as a tax-free distribution and will reduce the tax basis of a shareholder’s common shares by the amount of the distribution so treated. To the extent that such distributions cumulatively exceed a taxable domestic shareholder’s tax basis, such distributions are taxable as a gain from the sale of his shares.  Shareholders may not include in their individual income tax returns any of our net operating losses or capital losses.

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

In general, a shareholder will recognize gain or loss for federal income tax purposes on the sale or other disposition of common shares in an amount equal to the difference between:

(a)                                            the amount of cash and the fair market value of any property received in the sale or other disposition; and

(b)                                           the shareholder’s adjusted tax basis in the common shares.

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

In addition, certain pension trusts that own more than 10% of a “pension-held REIT” must report a portion of the distributions that they receive from the REIT as UBTI.  We have not been and do not expect to be treated as a pension-held REIT for purposes of this rule.

Taxation of Foreign Shareholders

The following is a discussion of certain anticipated United States federal income tax consequences of the ownership and disposition of common shares applicable to a foreign shareholder.  For purposes of this discussion, a “foreign shareholder” is any person other than:

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

Distributions by Us

Distributions by us to a foreign shareholder that are neither attributable to gain from sales or exchanges by us of United States real property interests nor designated by us as capital gains dividends will be treated as dividends of ordinary income to the extent that they are made out of our earnings and profits.  These distributions ordinarily will be subject to withholding of United States federal income tax on a gross basis at a 30% rate, or a lower treaty rate, unless the dividends are treated as effectively connected with the conduct by the foreign shareholder of a United States trade or business. Please note that under certain treaties lower withholding rates generally applicable to dividends do not apply to dividends from REIT’s.  Dividends that are effectively connected with a United States trade or business will be subject to tax on a net basis at graduated rates, and are generally not subject to withholding.  Certification and disclosure requirements must be satisfied before a dividend is exempt from withholding under this exemption.  A foreign shareholder that is a corporation also may be subject to an additional branch profits tax at a 30% rate or a lower treaty rate.

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

A distribution in excess of our current or accumulated earnings and profits will not be taxable to a foreign shareholder to the extent that the distribution does not exceed the adjusted basis of the shareholder’s common shares.  Instead, the distribution will reduce the adjusted basis of the common shares.  To the extent that the distribution exceeds the adjusted basis of the common shares, it will give rise to gain from the sale or exchange of the shareholder’s common shares.  The tax treatment of this gain is described below.

As a result of a legislative change made by the Small Business Job Protection Act of 1996, we may be required to withhold 10% of any distribution in excess of our earnings and profits.  Consequently, although we intend to withhold at a rate of 30%, or a lower applicable treaty rate, on the entire amount of any distribution, to the extent that we do not do so, distributions will be subject to withholding at a rate of 10%.  However, a foreign shareholder may seek a refund of the withheld amount from the IRS if it subsequently determined that the distribution was, in fact, in excess of our earnings and profits, and the amount withheld exceeded the foreign shareholder’s United States tax liability with respect to the distribution.

Distributions to a foreign shareholder that we designate at the time of the distributions as capital gain dividends, other than those arising from the disposition of a United States real property interest, generally will not be subject to United States federal income taxation unless:

(a)                                            the investment in the common shares is effectively connected with the foreign shareholder’s United States trade or business, in which case the foreign shareholder will be subject to the same treatment as domestic shareholders, except that a shareholder that is a foreign corporation may also be subject to the branch profits tax, as discussed above; or

(b)                                           the foreign shareholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and has a “tax home” in the United States, in which case the nonresident alien individual will be subject to a 30% tax on the individual’s capital gains.

Under the Foreign Investment in Real Property Tax Act, which is known as FIRPTA, distributions to a foreign shareholder that are attributable to gain from sales or exchanges of United States real property interests will cause the foreign shareholder to be treated as recognizing the gain as income effectively connected with a United States trade or business. This rule applies whether or not a distribution is designated as a capital gain dividend.  Accordingly, foreign shareholders generally would be taxed on these distributions at the same rates applicable to U.S. shareholders, subject to a special alternative minimum tax in the case of nonresident alien individuals.  In addition, a foreign corporate shareholder might be subject to the branch profits tax discussed above.  We are required to withhold 35% of these distributions.  The withheld amount can be credited against the foreign shareholder’s United States federal income tax liability.

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

Sales of Common Shares

Gain recognized by a foreign shareholder upon the sale or exchange of common shares generally will not be subject to United States taxation unless the shares constitute a “United States real property interest” within the meaning of FIRPTA.  The common shares will not constitute a United States real property interest so long as we are a domestically controlled REIT.  A domestically controlled REIT is a REIT in which at all times during a specified testing period less than 50% in value of its stock is held directly or indirectly by foreign shareholders.  We believe that we are a domestically controlled REIT.  Therefore, we believe that the sale of common shares will not be subject to taxation under FIRPTA.  However, because common shares and preferred shares are publicly traded, we cannot guarantee that we will continue to be a domestically controlled REIT.  In any event, gain from the sale or exchange of common shares not otherwise subject to FIRPTA will be subject to U.S. tax, if either:

(a)                                            the investment in the common shares is effectively connected with the foreign shareholder’s United States trade or business, in which case the foreign shareholder will be subject to the same treatment as domestic shareholders with respect to the gain; or

(b)                                           the foreign shareholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and has a tax home in the United States, in which case the nonresident alien individual will be subject to a 30% tax on the individual’s capital gains.

Even if we do not qualify as or cease to be a domestically controlled REIT, gain arising from the sale or exchange by a foreign shareholder of common shares still would not be subject to United States taxation under FIRPTA as a sale of a United States real property interest if:

(a)                                            the class or series of shares being sold is “regularly traded,” as defined by applicable IRS regulations, on an established securities market such as the New York Stock Exchange; and

(b)                                           the selling foreign shareholder owned 5% or less of the value of the outstanding class or series of shares being sold throughout the five-year period ending on the date of the sale or exchange.

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

Available Information

You may access our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to any of those reports we file with the SEC free of charge at our website, www.equityapartments.com.  These reports are made available at our website as soon as reasonably practicable after we file them with the SEC.

Item 2.  The Properties

As of December 31, 2002, the Company owned or had investments in 1,039 Properties in 36 states consisting of 223,591 units.  The Company’s properties are more fully described as follows:

Type	Number of Properties	Number of Units	Average Number of Units	Average Occupancy Percentage	Average Monthly Rent Possible
Garden	677	180,225	266	92.5%	$862
Mid/High-Rise	33	10,199	309	88.4%	$1,397
Ranch	328	29,515	90	93.2%	$500
Military Housing	1	3,652	3,652	95.4%	$973
Total	1,039	223,591

Resident leases are generally for twelve months in length and typically require security deposits.  The garden-style properties are generally defined as properties with two and/or three story buildings while the mid-rise/high-rise are defined as properties with greater than three story buildings.  These two property types typically provide residents with amenities, which may include a clubhouse, swimming pool, laundry facilities and cable television access. Certain of these properties offer additional amenities such as saunas, whirlpools, spas, sports courts and exercise rooms or other amenities.  The ranch-style properties are defined as single story properties, which do not provide additional amenities for residents other than laundry facilities and cable television access.  The military housing properties are defined as those properties located on military bases.

It is management’s role to monitor compliance with property policies and to provide preventive maintenance of the properties including common areas, facilities and amenities.  The Company has a dedicated training and education department that creates and coordinates training and strategic implementation for the Company’s property management personnel.  The Company believes that, due in part to its emphasis on training and employee quality, the properties historically have had high occupancy rates.

The distribution of the properties throughout the United States reflects the Company’s belief that geographic diversification helps insulate the portfolio from regional and economic influences.  At the same time, the Company has sought to create clusters of properties within each of its primary markets in order to achieve economies of scale in management and operation.  The Company may nevertheless acquire additional multifamily properties located anywhere in the continental United States.

The following tables set forth certain information by type and state relating to the Company’s properties at December 31, 2002:

GARDEN-STYLE PROPERTIES

				December 31, 2002
State	Number of Properties	Number of Units	Percentage of Total Units	Average Occupancy Percentage	Average Monthly Rent Possible per Unit
Alabama	12	2,451	1.10%	94.1%	$530
Arizona	51	14,646	6.55	89.6	765
California	88	21,924	9.81	94.3	1,260
Colorado	29	8,175	3.66	91.8	810
Connecticut	23	2,705	1.21	95.4	902
Florida	83	24,277	10.86	92.7	801
Georgia	38	12,169	5.44	91.8	789
Illinois	7	2,360	1.06	94.2	1,007
Kansas	5	2,144	0.96	89.5	690
Kentucky	4	1,342	0.60	85.4	582
Maine	5	672	0.30	97.8	889
Maryland	23	5,419	2.42	94.7	923
Massachusetts	34	4,655	2.08	95.4	1,097
Michigan	8	2,388	1.07	87.3	883
Minnesota	18	4,035	1.80	91.2	962
Missouri	8	1,590	0.71	92.2	676
Nevada	7	2,078	0.93	89.3	711
New Hampshire	1	390	0.17	93.6	1,051
New Jersey	2	980	0.44	95.0	1,578
New Mexico	3	601	0.27	91.2	749
New York	1	300	0.13	93.3	1,598
North Carolina	37	10,176	4.55	91.9	608
Oklahoma	8	2,036	0.91	93.8	569
Oregon	12	4,051	1.81	91.3	734
Rhode Island	5	778	0.35	95.1	945
South Carolina	6	1,021	0.46	92.5	540
Tennessee	14	4,366	1.95	90.9	671
Texas	79	24,767	11.08	92.5	735
Utah	2	416	0.19	86.0	643
Virginia	18	5,778	2.58	93.0	897
Washington	42	10,254	4.59	91.0	841
Wisconsin	4	1,281	0.57	93.0	948

Total Garden-Style	677	180,225	80.60%
Average Garden-Style		266		92.5%	$862

MID-RISE/HIGH-RISE PROPERTIES

				December 31, 2002
State	Number of Properties	Number of Units	Percentage of Total Units	Average Occupancy Percentage	Average Monthly Rent Possible per Unit
California	1	164	0.07%	75.6%	$1,524
Connecticut	2	407	0.18	87.5	2,171
Florida	2	458	0.20	94.0	1,036
Georgia	1	322	0.14	89.1	1,306
Illinois	1	1,305	0.58	93.9	841
Massachusetts	10	2,942	1.32	89.9	1,464
Minnesota	1	163	0.07	85.9	1,344
New Jersey	3	887	0.40	86.2	1,994
Ohio	1	765	0.34	74.4	1,177
Oregon	1	525	0.23	86.2	1,007
Texas	3	596	0.27	91.5	1,067
Virginia	2	865	0.39	94.4	1,326
Washington	5	800	0.36	85.5	1,200

Total Mid-Rise/High-Rise	33	10,199	4.56%
Average Mid-Rise/High-Rise		309		88.4%	$1,397

RANCH-STYLE PROPERTIES

Alabama	1	69	0.03%	92.8%	$396
Florida	99	9,169	4.10	93.7	518
Georgia	53	4,428	1.98	93.4	524
Indiana	44	4,059	1.82	93.0	467
Kentucky	21	1,637	0.73	92.7	451
Maryland	4	414	0.19	94.4	597
Michigan	17	1,536	0.69	93.7	601
Ohio	77	7,187	3.21	92.5	473
Pennsylvania	5	469	0.21	91.6	573
South Carolina	2	187	0.08	86.7	429
Tennessee	2	146	0.07	98.6	477
West Virginia	3	214	0.10	95.0	425

Total Ranch-Style	328	29,515	13.20%
Average Ranch-Style		90		93.2%	$500

MILITARY HOUSING PROPERTIES

Washington (Ft. Lewis)	1	3,652	1.63%	95.4%	$973

Total Military Housing	1	3,652	1.63%
Average Military Housing		3,652		95.4%	$973

Total Residential Portfolio	1,039	223,591	100%

The properties currently under development are included in the following table.

DEVELOPMENT PROJECTS as of December 31, 2002

(Amounts in millions except for project and unit amounts)

	Location	Number of Units	Estimated Development Cost	Funded as of 12/31/2002	Estimated Future Funding Obligation	Total Funding Obligation(1)	Estimated Completion Date

Unconsolidated Projects

1210 Massachusetts Ave.	Washington, DC	142	$36.3	$11.4	—	$11.4	2Q 2004
13th & N Street	Washington, DC	170	35.4	12.4	—	12.4	3Q 2003
Ball Park Lofts	Denver, CO	355	56.4	14.1	—	14.1	2Q 2003
Bella Terra (Village Green at Harbour Pointe) (2)	Mukilteo, WA	235	32.7	8.2	—	8.2	Completed
Bella Vista I&II (Warner Ridge I&II)	Woodland Hills, CA	315	80.9	18.8	$2.9	21.7	1Q03/1Q04
Carrollton	Carrollton, TX	284	21.9	4.9	0.6	5.5	3Q 2003
City Place (Westport)	Kansas City, MO	288	34.7	8.7	—	8.7	1Q 2003
Concord Center	Concord, CA	259	52.3	13.1	—	13.1	4Q 2003
Highlands of Lombard	Lombard, IL	403	67.1	16.8	—	16.8	3Q 2003
Hudson Pointe	Jersey City, NJ	181	45.0	11.2	—	11.2	1Q 2003
Maples at Little River	Haverhill, MA	174	28.0	7.0	—	7.0	3Q 2003
Marina Bay I (2)	Quincy, MA	136	24.8	6.6	—	6.6	Completed
Marina Bay II	Quincy, MA	108	22.8	5.7	—	5.7	4Q 2003
North Pier at Harborside	Jersey City, NJ	297	94.2	23.5	—	23.5	2Q 2003
Olympus (Legacy Towers) (2)	Seattle, WA	327	89.3	22.1	0.3	22.4	Completed
Savannah Midtown (Piedmont) (2)	Atlanta, GA	322	36.7	9.6	—	9.6	Completed
Watermarke	Irvine, CA	535	120.6	35.2	—	35.2	1Q 2004
Water Terrace I (Regatta I)	Marina Del Rey, CA	450	234.8	72.5	—	72.5	1Q 2003

Total Projects		4,981	$1,113.9	$301.8	$3.8	$305.6

(1)                                  The Company’s funding obligation is generally between 25% and 35% of the estimated development cost for the unconsolidated projects.

(2)                                  Properties were substantially complete as of December 31, 2002.  As such, these properties are also included in the outstanding property and unit counts.

Item 3.  Legal Proceedings

Only ordinary routine litigation incidental to the business, which is not deemed material, was initiated during the year ended December 31, 2002.  As of December 31, 2002, the Company is not aware of any other litigation threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

The following table sets forth, for the years indicated, the high and low sales prices for and the distributions paid on the Company’s Common Shares, which trade on the New York Stock Exchange under the trading symbol EQR.

	Sales Price
	High	Low	Distributions
2002
Fourth Quarter Ended December 31, 2002	$26.70	$21.55	$0.4325
Third Quarter Ended September 30, 2002	$28.81	$22.40	$0.4325
Second Quarter Ended June 30, 2002	$30.96	$27.90	$0.4325
First Quarter Ended March 31, 2002	$29.33	$25.84	$0.4325

	Sales Price
	High	Low	Distributions
2001
Fourth Quarter Ended December 31, 2001	$29.70	$24.87	$0.4325
Third Quarter Ended September 30, 2001	$30.45	$27.46	$0.4325
Second Quarter Ended June 30, 2001	$28.75	$25.15	$0.4075
First Quarter Ended March 31, 2001	$27.66	$24.80	$0.4075

The number of beneficial holders of Common Shares at January 31, 2003, was approximately 55,000.  The number of outstanding Common Shares as of January 31, 2003 was 271,671,082.

Equity Compensation Plan Information

The following table provides information as of December 31, 2002 with respect to the Company's Common Shares that may be issued under existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)(2)	(b)(2)	(c)(3)
Equity compensation plans approved by security holders(1)(4)	12,811,218	$23.63	24,607,367

Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)                                  Amounts shown in the above table include 9,722 shares (with a weighted average exercise price of $20.53) reserved for issuance upon exercise of outstanding options assumed by the Company as a result of its merger with Merry Land & Investment Company, Inc. and 65,243 shares (with a weighted average exercise price of $19.39) reserved for issuance upon exercise of options assumed by the Company as a result of its merger with Lexford Residential Trust.

(2)                                  The amounts shown in columns (a) and (b) of the above table do not include 1,635,707 outstanding Common Shares (all of which are restricted and subject to vesting requirements) that were granted under the Company's Fifth Amended and Restated 1993 Share Option and Share Award Plan (the "1993 Plan") and 1,664,173 outstanding Common Shares that have been sold to employees and trustees under the Company's 1996 Non-Qualified Employee Share Purchase Plan (the "ESPP").

(3)                                  The amount shown in colum (c) of the above table includes the following:

•                  Up to 1,145,712 Common Shares that may be granted under the 1993 Plan, of which only 25% may be in the form of restricted Common Shares;

•                  Up to 23,125,828 Common Shares that may be granted under the Company's 2002 Share Incentive Plan (the "2002  Plan"), of which only 25% may be in the form of restricted Common Shares; and

•                  Up to 335,827 Common Shares that may be sold to employees and trustees under the ESPP.

(4)                                  The 2002 Plan provides that the number of securities available for issuance (inclusive of restricted shares previously granted and outstanding and shares underlying outstanding options) equals 7.5% of the Company’s outstanding Common Shares, calculated on a fully-diluted basis, determined annually on the first day of each calendar year.  On January 1, 2003, this amount equaled 23,125,828.  There were no options or restricted shares yet granted under the 2002 Plan as of December 31, 2002.

Item 6.  Selected Financial Data

The following table sets forth selected financial and operating information on a historical basis for the Company.  The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K.  The historical operating and balance sheet data have been derived from the historical Financial Statements of the Company audited by Ernst & Young LLP, independent auditors.  All amounts have also been restated in accordance with the discontinued operations provisions of SFAS No. 144.  Certain capitalized terms as used herein are defined in the Notes to Consolidated Financial Statements.

CONSOLIDATED HISTORICAL FINANCIAL INFORMATION

(Financial information in thousands except for per share and property data)

	Year Ended December 31,
	2002	2001	2000	1999	1998
OPERATING DATA:
Total revenues	$1,994,053	$2,039,749	$1,927,440	$1,678,917	$1,285,580

Income before discontinued operations, extraordinary items and cumulative effect of change in accounting principle	$301,532	$362,201	$321,558	$276,987	$217,583

Net income	$421,313	$473,585	$549,451	$393,881	$258,206

Net income available to Common Shares	$324,162	$367,466	$437,510	$280,685	$165,289

Income before discontinued operations, extraordinary items and cumulative effect of change in accounting principle per share – basic	$1.11	$1.36	$1.28	$1.14	$1.06

Income before discontinued operations, extraordinary items and cumulative effect of change in accounting principle per share – diluted	$1.10	$1.34	$1.27	$1.13	$1.05

Net income per share – basic	$1.19	$1.37	$1.69	$1.15	$0.83

Net income per share – diluted	$1.18	$1.36	$1.67	$1.14	$0.82

Weighted average Common Shares outstanding – basic	271,974	267,349	259,015	244,350	200,740

Weighted average Common Shares outstanding – diluted	297,969	295,552	291,266	271,310	225,156

Distributions declared per Common Share outstanding	$1.73	$1.68	$1.575	$1.47	$1.36

BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$13,046,263	$13,016,183	$12,591,539	$12,238,963	$10,942,063
Real estate, after accumulated depreciation	$10,934,246	$11,297,338	$11,239,303	$11,168,476	$10,223,572
Total assets	$11,810,917	$12,235,625	$12,263,966	$11,715,689	$10,700,260
Total debt	$5,523,699	$5,742,758	$5,706,152	$5,473,868	$4,680,527
Minority Interests	$611,303	$635,822	$612,618	$456,979	$431,374
Shareholders’ equity	$5,197,123	$5,413,950	$5,619,547	$5,504,934	$5,330,447

OTHER DATA:
Total properties (at end of period)	1,039	1,076	1,104	1,064	680
Total apartment units (at end of period)	223,591	224,801	227,704	226,317	191,689

Funds from operations available to Common Shares and OP Units(1)(2)	$738,342	$786,719	$726,172	$619,603	$458,806

Cash flow provided by (used for):
Operating activities	$888,938	$889,668	$841,826	$788,970	$542,147
Investing activities	$(49,297)	$57,429	$(563,175)	$(526,851)	$(1,046,308)
Financing activities	$(861,369)	$(919,266)	$(283,996)	$(236,967)	$474,831

(1)       Funds from Operations (“FFO”) represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), plus depreciation (after adjustments for non-real estate additions, Partially Owned Properties and Unconsolidated Properties), plus amortization of goodwill and plus/minus extraordinary items, the cumulative effect of change in accounting principle and impairment charges.  Adjustments also include net gain on sales of condominium units to third parties and net gain on sales of unconsolidated entities and for discontinued operations related to depreciation, goodwill amortization, impairment on furniture rental business and net gain on sales.

(2)       The Company believes that FFO is helpful to investors as a supplemental measure of the operating performance of a real estate company because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures.  FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company’s performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.  The Company’s calculation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies and may differ, for example, due to variations among the Company’s and other real estate company’s accounting policies for replacement type items and, accordingly, may not be comparable to such other real estate companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of the results of operations and financial condition of the Company should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Company’s ability to control the Operating Partnership and its subsidiaries other than entities owning interests in the Unconsolidated Properties and certain other entities in which the Company has investments, the Operating Partnership and each such subsidiary entity has been consolidated with the Company for financial reporting purposes.  Capitalized terms used herein and not defined are as defined elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2002.

Forward-looking statements in this Item 7 as well as Item 1 of this Annual Report on Form 10-K are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words “believes”, “estimates”, “expects” and “anticipates” and other similar expressions that are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements.  Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  Factors that might cause such differences include, but are not limited to, the following:

•                  the total number of development units, cost of development and completion dates reflect the Company’s best estimates and are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation;

•                    alternative sources of capital to the Company or labor and materials required for maintenance, repair, capital expenditure or development are more expensive than anticipated;

•                    occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction of multifamily housing, continuing decline in employment, availability of low interest mortgages for single-family home buyers and the potential for geopolitical instability, all of which are beyond the Company’s control; and

•                    additional factors as discussed in Part I of the Annual Report on Form 10-K, particularly those under “Risk Factors”.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Forward-looking statements and related uncertainties are also included in Note 7 to the Notes to Consolidated Financial Statements in this report.

Results of Operations

The following table summarizes the number of properties and related units for the periods presented:

	Properties	Units	Purchase / Sale Price $ Millions
At December 31, 2000	1,104	227,704
2001 Acquisitions	14	3,423	$388.1
2001 Dispositions	(49)	(8,807)	$416.9
2001 Completed Developments	7	2,505
Unit Configuration Changes	—	(24)
At December 31, 2001	1,076	224,801
2002 Acquisitions	12	3,634	$289.9
Ft. Lewis Joint Venture	1	3,652
2002 Dispositions	(58)	(10,713)	$546.2
2002 Completed Developments	8	2,201
Unit Configuration Changes	—	16
At December 31, 2002	1,039	223,591

The Company’s acquisition and disposition activity has impacted overall results of operations for the years ended December 31, 2002 and 2001.  Significant changes in revenues and expenses have resulted primarily from the consolidation of previously Unconsolidated Properties in July 2001 and the fourth quarter of 2002, the disposition of the furniture rental business on January 11, 2002, reduced rental income through increased concessions or reduced apartment rents and occupancy at many of our properties and the properties acquired and developments completed in 2001 and 2002, which have been partially offset by the properties disposed in 2001 and 2002.  Significant changes in expenses have also resulted from changes in insurance costs, general and administrative costs, impairment charges and variable interest rates.  This impact is discussed in greater detail in the following paragraphs.

Properties that the Company owned for all of both 2002 and 2001 (the “2002 Same Store Properties”), which represented 188,027 units, impacted the Company’s results of operations.  Properties that the Company owned for all of both 2001 and 2000 (the “2001 Same Store Properties”), which represented 181,951 units, also impacted the Company’s results of operations.  Both the 2002 Same Store Properties and 2001 Same Store Properties are discussed in the following paragraphs.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

For the year ended December 31, 2002, income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle decreased by approximately $64.2 million when compared to the year ended December 31, 2001.

Revenues from the 2002 Same Store Properties decreased primarily as a result of lower overall physical occupancy, increased concessions and lower rental rates charged to both new and renewal residents.  Property operating expenses from the 2002 Same Store Properties, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, remained relatively stable with increases in real estate taxes and insurance costs offset by a decrease in utility costs.  The following tables provide comparative revenue, expense, net operating income (“NOI”) and weighted average occupancy for the 2002 Same Store Properties:

2002 Same Store Properties

Year over Year Same Store Results

$ in Millions – 188,027 Same Store Units

Description	Revenues	Expenses	NOI

2002	$1,768.0	$663.3	$1,104.7
2001	$1,815.9	$658.3	$1,157.6
Change	$(47.9)	$5.0	$(52.9)
Change	(2.6)%	0.8%	(4.6)%

Same Store Occupancy Statistics

Year 2002	93.5%
Year 2001	94.5%
Change	(1.0)%

For properties that the Company acquired prior to January 1, 2002 and expects to continue to own through December 31, 2003, the Company anticipates the following operating results for the full year ending December 31, 2003:

2003 Same Store Operating Assumptions

Physical Occupancy	93.0%
Revenue Change	(3.9)% to (1.4)%
Expense Change	2.1% to 4.4%
NOI Change	(9.2)% to (3.7)%
Dispositions	$700 million

These 2003 operating assumptions are based on current expectations and are forward-looking.

Rental income from properties other than 2002 Same Store Properties increased by approximately $15.9 million primarily as a result of revenue from properties acquired in 2001 and 2002 and additional Partially Owned Properties consolidated in 2001 and the fourth quarter of 2002.

Interest and other income decreased by approximately $7.0 million, primarily as a result of lower balances available for investment and related interest rates being earned on short-term investment accounts along with lower balances on deposit in tax-deferred exchange accounts.

Interest income – investment in mortgage notes decreased by $8.8 million as a result of the consolidation of previously Unconsolidated Properties in July 2001.  No additional interest income will be recognized on such mortgage notes in future years as the Company now consolidates the results related to these previously Unconsolidated Properties.   See Note 8 in the Notes to Consolidated Financial Statements for further discussion.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties.  These expenses decreased by approximately $5.0 million or 6.5%.  This decrease is primarily attributable to lower amounts accrued for employee bonuses and profit sharing for 2002 and lower headcount in 2002.

Fee and asset management revenues, net of fee and asset management expenses, increased by $1.6 million as a result of managing additional units at Fort Lewis, Washington starting in April 2002.  As of December 31, 2002 and 2001, the Company managed 18,965 units and 16,539 units, respectively, for third parties and unconsolidated entities.

The Company recorded impairment charges in 2002 on its corporate housing business and its technology investments of approximately $17.1 million and $1.2 million, respectively.  See Note 22 in the Notes to Consolidated Financial Statements for further discussion.

Interest expense, including amortization of deferred financing costs, decreased approximately $15.5 million primarily due to lower variable interest rates and lower overall levels of debt.  During the year ended December 31, 2002, the Company capitalized interest costs of approximately $27.2 million as compared to $28.2 million for the year ended December 31, 2001.  This capitalization of interest primarily related to equity investments in unconsolidated entities engaged in development activities.  The effective interest cost on all indebtedness for the year ended December 31, 2002 was 6.54% as compared to 6.89% for the year ended December 31, 2001.

General and administrative expenses, which include corporate operating expenses, increased approximately $11.1 million between the years under comparison.  This increase was primarily due to retirement plan expenses for certain key executives, restricted shares/awards granted to key employees, additional compensation charges and costs associated with the Company’s new President, higher state income taxes in Michigan and New Jersey and income taxes incurred by one of the Company’s taxable REIT subsidiaries which has an ownership interest in properties that in prior periods were classified as Unconsolidated Properties.

Income (loss) from investments in unconsolidated entities decreased approximately $7.5 million between the periods under comparison.  This decrease is primarily the result of increased equity losses and unrealized losses on derivative instruments.

Net gain on sales of discontinued operations decreased approximately $44.6 million between the periods under comparison.  This decrease is primarily the result of the properties sold in 2001 having a lower net carrying value at sale, which resulted in higher gain recognition for financial reporting purposes.

Discontinued operations, net, increased approximately $53.0 million between the periods under comparison.  This increase is primarily attributable to a one-time $60.0 million impairment on the furniture rental business in 2001, which was subsequently sold in January 2002.  See Note 16 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the year ended December 31, 2001 to the year ended December 31, 2000

For the year ended December 31, 2001, income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle increased by approximately $32.2 million when compared to the year ended December 31, 2000.

Revenues from the 2001 Same Store Properties increased primarily as a result of higher rental rates charged new residents and resident renewals and an increase in income from billing residents for their share of utility costs as well as other ancillary services provided to residents.  Property operating expenses from the 2001 Same Store Properties, which include property and maintenance, real estate taxes and insurance and an allocation of property management expenses, increased primarily attributable to a $5.4 million, or 5.6%, increase in utilities and an $8.2 million, or 5.5%, increase in payroll costs.  The following tables provide comparative revenue, expense, net operating income and weighted average occupancy for the 2001 Same Store Properties:

2001 Same Store Properties

Year over Year Same Store Results

$ in Millions – 181,951 Same Store Units

Description	Revenues	Expenses	NOI

2001	$1,721.2	$626.4	$1,094.8
2000	$1,658.7	$604.1	$1,054.6
Change	$62.5	$22.3	$40.2
Change	3.8%	3.7%	3.8%

Same Store Occupancy Statistics

Year 2001	94.4%
Year 2000	94.9%
Change	(0.5)%

Rental income from properties other than 2001 Same Store Properties increased by approximately $54.6 million primarily as a result of revenue from 2001 and 2000 Acquired Properties, additional 2001 Partially Owned Properties, and the 2001 Disposition Properties.

Interest and other income decreased by approximately $3.4 million, primarily as a result of lower balances available for investment and related interest rates being earned on short-term investment accounts.

Interest income-investment in mortgage notes decreased by approximately $2.4 million as a result of the consolidation of previously Unconsolidated Properties in July 2001.   See Note 8 in the Notes to Consolidated Financial Statements for further discussion.

Property management expenses include off-site expenses associated with the self-management of the Company’s Properties.  These expenses increased by approximately $0.7 million or less than 1%.  The Company continued to acquire properties in major metropolitan areas and dispose of assets in smaller multi-family rental markets where the Company did not have a significant management presence.  As a result, the Company was able to maintain off-site management expenses at a constant level between the two reporting periods.

Fee and asset management revenues and fee and asset management expenses increased as a result of the Company continuing to manage properties that were sold and/or contributed to various unconsolidated joint venture entities.  As of December 31, 2001, the Company managed 16,539 units for third parties and unconsolidated entities.

Impairment on technology investments increased approximately $10.8 million between the years under comparison.  See Note 22 in the Notes to Consolidated Financial Statements for further discussion.

Interest expense, including amortization of deferred financing costs, decreased approximately $10.6 million.  During 2001, the Company capitalized interest costs of approximately $28.2 million as compared to $17.7 million for the year ended 2000.  This capitalization of interest primarily related to equity investments in unconsolidated entities engaged in development activities.  The effective interest cost on all indebtedness for the year ended December 31, 2001 was 6.89% as compared to 7.25% for the year ended December 31, 2000.

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

Income (loss) from investments in unconsolidated entities increased approximately $1.5 million between the periods under comparison primarily as a result of an increase in the number of completed unconsolidated development projects.

Net gain on sales of discontinued operations decreased approximately $49.5 million between the periods under comparison.  This decrease is primarily the result of approximately 8,800 fewer units sold during the year ended December 31, 2001 as compared to the year ended December 31, 2000.

Discontinued operations, net, decreased approximately $71.8 million between the periods under comparison.  This decrease is primarily attributable to a one-time $60.0 million impairment on the furniture rental business in 2001.  See Note 16 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

For the Year Ended December 31, 2002

As of January 1, 2002, the Company had approximately $51.6 million of cash and cash equivalents and $446.0 million available under its line of credit (net of $59.0 million which was restricted/dedicated to support letters of credit and not available for borrowing).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at December 31, 2002 was approximately $29.9 million and the amount available on the Company’s line of credit was $499.2 million (net of $60.8 million which was restricted/dedicated to support letters of credit and not available for borrowing).

Part of the Company’s acquisition and development funding strategy and the funding of investments in various unconsolidated entities is to utilize its line of credit and to subsequently repay the line of credit from the disposition of properties, retained cash flows or the issuance of additional equity or debt securities.  Continuing to utilize this strategy during the year ended December 31, 2002, the Company:

•                  disposed of fifty-eight properties (including six Unconsolidated Properties) and received net proceeds of approximately $528.5 million;

•                  disposed of the furniture rental business on January 11, 2002 and received net proceeds of approximately $28.7 million;

•                  issued $400.0 million of 6.625% fixed rate unsecured debt receiving net proceeds of $394.5 million;

•                  issued $50.0 million of 4.861% fixed rate unsecured debt receiving net proceeds of $49.9 million;

•                  issued approximately 1.8 million Common Shares and received net proceeds of $39.0 million; and

•                  obtained $126.1 million in new mortgage financing.

All of these proceeds were utilized to:

•                  purchase additional properties;

•                  repay the line of credit;

•                  repay mortgage indebtedness on selected properties;

•                  repay public unsecured debt;

•                  repurchase and retire Common Shares;

•                  invest in consolidated and unconsolidated development projects; and

•                  invest in unconsolidated entities.

During the year ended December 31, 2002, the Company:

•                  acquired twelve properties utilizing cash of $258.3 million;

•                  repaid $55.0 million on its line of credit;

•                  repaid $407.7 million of mortgage loans;

•                  repaid $100.0 million of 9.375% fixed rate public notes at maturity;

•                  repaid $125.0 million of 7.95% fixed rate public notes at maturity;

•                  repaid $40.0 million of 7.25% fixed rate public notes at maturity;

•                  repaid $4.7 million of other unsecured notes;

•                  repurchased and retired approximately 5.1 million of its Common Shares for approximately $115.0 million;

•                  funded a net of $62.8 million under its development agreements; and

•                  funded $10.0 million in connection with its agreement with the U.S. Army for Fort Lewis military housing.

Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, the Company may repurchase up to an additional $85.0 million of its Common Shares pursuant to the common share buyback program authorized by its Board of Trustees.

The Company’s total debt summary and debt maturity schedule as of December 31, 2002, are as follows:

Debt Summary as of December 31, 2002

	$ Millions	Weighted Average Rate
Secured	$2,928	6.15%
Unsecured	2,596	6.30%
Total	$5,524	6.22%

Fixed Rate*	$4,776	6.83%
Floating Rate*	748	2.33%
Total*	$5,524	6.22%

Above Totals Include:
Total Tax Exempt	$985	3.75%
Unsecured Revolving Credit Facility	$140	1.98%

* Net of the effect of any interest rate protection agreements.

Debt Maturity Schedule as of December 31, 2002

Year	$ Millions	% of Total
2003	$334	6.1%
2004	605	11.0%
2005*	818	14.8%
2006	460	8.3%
2007	316	5.7%
2008	457	8.3%
2009	277	5.0%
2010	256	4.6%
2011	654	11.8%
2012+	1,347	24.4%
Total	$5,524	100.0%

* Includes $300 million with a final maturity of 2015 that is putable/callable in 2005 and $140 million related to the Company’s unsecured revolving credit facility.

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2002 is presented in the following table.  The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all OP Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange; (ii) the “Common Share Equivalent” of all convertible preferred shares and preference interests/units; and (iii) the liquidation value of all perpetual preferred shares and preference interests outstanding.

Capitalization as of December 31, 2002

Total Debt		$5,523,698,848

Common Shares & OP Units	293,396,124
Common Share Equivalents (see below)	14,947,898
Total Outstanding at year-end	308,344,022
Common Share Price at December 31, 2002	$24.58
		7,579,096,061
Perpetual Preferred Shares Liquidation Value		565,000,000
Perpetual Preference Interests Liquidation Value		211,500,000
Total Market Capitalization		$13,879,294,909

Debt/Total Market Capitalization		39.8%

Convertible Preferred Shares, Preference Interests and Junior Preference Units

as of December 31, 2002

	Shares/Units	Conversion Ratio	Common Share Equivalents
Preferred Shares:
Series E	2,548,114	1.1128	2,835,541
Series G	1,264,692	8.5360	10,795,408
Series H	51,228	1.4480	74,178
Preference Interests:
Series H	190,000	1.5108	287,052
Series I	270,000	1.4542	392,634
Series J	230,000	1.4108	324,484
Junior Preference Units:
Series A	56,616	4.081600	231,084
Series B	7,367	1.020408	7,517

Total			14,947,898

The Company’s policy is to maintain a ratio of consolidated debt-to-total market capitalization of less than 50%.

From January 1, 2003 through February 3, 2003, the Company:

•                  acquired one property consisting of 226 units for approximately $41.0 million;

•                  disposed of five properties consisting of 1,011 units for approximately $57.4 million;

•                  refinanced the mortgage debt on eleven Partially Owned Properties and received additional cash proceeds of approximately $2.4 million; and

•                  repaid $44.9 million of mortgage debt at/or prior to maturity.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2002, the Company has 18 projects in various stages of development with estimated completion dates ranging through June 30, 2004.  The three development agreements currently in place have the following key terms:

•                  the first development partner has the right, at any time following completion of a project, to stipulate a value for such project and offer to sell its interest in the project to the Company based on such value.  If the Company chooses not to purchase the interest, it must agree to a sale of the project to an unrelated third party at such value.  The Company’s partner must exercise this right as to all projects within five years after the receipt of the final certificate of occupancy on the last developed property.  The Company has an obligation to fund up to an additional $13.0 million to guarantee third party construction financing, if required.

•                        the second development partner has the right, at any time following completion of a project, to require the Company to purchase the partners’ interest in that project at a mutually agreeable price.  If the Company and the partner are unable to agree on a price, both parties will obtain appraisals.  If the appraised values vary by more than 10%, both the Company and its partner will agree on a third appraiser to determine which original appraisal is closest to its determination of value.  The Company may elect at that time not to purchase the property and instead, authorize its partner to sell the project at or above the agreed-upon value to an unrelated third party.  Five years following the receipt of the final certificate of occupancy on the last developed property, any projects remaining unsold must be purchased by the Company at the agreed-upon price.

•                        the third development partner has the exclusive right for six months following stabilization (generally defined as having achieved 90% occupancy for three consecutive months following the substantial completion of a project) to market a project for sale.  Thereafter, either the Company or its development partner may market a project for sale.  If the Company’s development partner proposes the sale, the Company may elect to purchase the project at the price proposed by its partner or defer the sale until two independent appraisers appraise the project.  If the two appraised values vary by more than 5%, a third appraiser will be chosen to determine the fair market value of the property.  Once a value has been determined, the Company may elect to purchase the property or authorize its development partner to sell the project at the agreed-upon value.

In connection with one of its mergers, the Company provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project. As of February 3, 2003, this enhancement was still in effect at a commitment amount of $12.7 million.

As of February 2003, the Company has a commitment to fund $6.1 million to Constellation Real Technologies, LLC, a real estate technology company.

See also Note 9 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in unconsolidated entities.

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

•                  flooring such as vinyl, linoleum or tile; and

•                  blinds/shades

We typically capitalize for established properties approximately $260 to $290 per unit annually for inside the unit replacements. All replacements are depreciated over a five-year estimated useful life.  We expense as incurred all maintenance and turnover costs such as cleaning, interior painting of individual units and the repair of any replacement item noted above.

•                  Building improvements (outside the unit).  These include:

•                  roof replacement and major repairs;

•                  paving or major resurfacing of parking lots, curbs and sidewalks;

•                  amenities and common areas such as pools, exterior sports and playground equipment, lobbies, clubhouses, laundry rooms, alarm and security systems and offices;

•                  major building mechanical equipment systems;

•                  interior and exterior structural repair and exterior painting and siding;

•                  major landscaping and grounds improvement; and

•                  vehicles and office and maintenance equipment.

We typically capitalize for established properties approximately $380 to $390 per unit annually for outside the unit building improvements.  All building improvements are depreciated over a five to ten-year estimated useful life.  We expense as incurred all recurring expenditures that do not improve the value of the asset or extend its useful life.

For the year ended December 31, 2002, our actual improvements to real estate totaled approximately $156.8 million.  This includes the following detail (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate

For the Year Ended December 31, 2002

	Total Units (1)	Replacements (2)	Avg. Per Unit	Building Improvements (3)	Avg. Per Unit	Total	Avg. Per Unit

Established Properties (4)	171,913	$49,903	$290	$65,985	$384	$115,888	$674
New Acquisition Properties (5)	22,146	5,542	285	8,691	446	14,233	731
Other (6)	7,758	5,787		20,868		26,655
Total	201,817	$61,232		$95,544		$156,776

(1)	Total units exclude 21,774 unconsolidated units.
(2)	Replacements include new expenditures inside the units such as carpets and hardwood floors, appliances, mechanical equipment, fixtures, flooring and blinds/shades.
(3)

Building improvements include roof replacement, paving, amenities and common areas, building mechanical equipment systems, exterior painting and siding, major landscaping, vehicles and office and maintenance equipment.

(4)	Wholly Owned Properties acquired prior to January 1, 2000.
(5)	Wholly Owned Properties acquired during 2000, 2001 and 2002. Per unit amounts are based on a weighted average of 19,478 units.
(6)

Includes properties either Partially Owned or sold during the period, commercial space, condominium conversions, and $9.1 million included in building improvements spent on six specific assets related to major renovations and repositioning of these assets.

For the year ended December 31, 2001, our actual improvements to real estate totaled approximately $150.9 million.  This includes the following detail (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate

For the Year Ended December 31, 2001

	Total Units (1)	Replacements (2)	Avg. Per Unit	Building Improvements (3)	Avg. Per Unit	Total	Avg. Per Unit

Established Properties (4)	149,288	$38,612	$259	$56,594	$379	$95,206	$638
New Acquisition Properties (5)	50,290	15,994	330	25,685	531	41,679	861
Other (6)	7,051	3,674		10,369		14,043
Total	206,629	$58,280		$92,648		$150,928

(1)                                  Total units exclude 18,172 unconsolidated units.

(2)                                  Replacements include new expenditures inside the units such as carpets and hardwood floors, appliances, mechanical equipment, fixtures, flooring and blinds/shades.

(3)                                  Building improvements include roof replacement, paving, amenities and common areas, building mechanical equipment systems, exterior painting and siding, major landscaping, vehicles and office and maintenance equipment.

(4)                                  Wholly Owned Properties acquired prior to January 1, 1999.

(5)                                  Wholly Owned Properties acquired during 1999, 2000 and 2001.  Per unit amounts are based on a weighted average of 48,434 units.

(6)                                  Includes properties either Partially Owned or sold during the period, commercial space, condominium conversions, and $7.2 million included in building improvements spent on twelve specific assets related to major renovations and repositioning of these assets.

We anticipate to capitalize annually an average of approximately $640 to $680 per unit for inside and outside the unit capital expenditures to our established properties.  The Company expects to fund approximately $150.0 million for capital expenditures for replacements and building improvements in 2003.

During the year ended December 31, 2002, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, was approximately $7.3 million.  The Company expects to fund approximately $4.9 million in total additions to non-real estate property for 2003.

Improvements to real estate and additions to non-real estate property for both 2002 and 2001 were funded from net cash provided by operating activities.

Derivative Instruments

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

The following table summarizes the consolidated derivative instruments at December 31, 2002 (dollar amounts are in thousands):

	Cash Flow Hedges	Fair Value Hedges	Forward Starting Swaps	Offsetting Receive Floating Swaps/Caps	Offsetting Pay Floating Swaps/Caps
Current Notional Balance	$400,000	$120,000	$250,000	$255,118	$255,118
Lowest Possible Notional	$400,000	$120,000	$250,000	$251,410	$251,410
Highest Possible Notional	$400,000	$120,000	$250,000	$431,444	$431,444
Lowest Interest Rate	3.65125%	7.25000%	5.06375%	4.52800%	4.45800%
Highest Interest Rate	5.81000%	7.25000%	5.42600%	6.00000%	6.00000%
Earliest Maturity Date	2003	2005	2013	2003	2003
Latest Maturity Date	2005	2005	2013	2007	2007
Estimated Asset (Liability) Fair Value	$(14,438)	$9,069	$(11,077)	$(3,148)	$3,025

At December 31, 2002, certain unconsolidated development partnerships in which the Company invested had entered into swaps to hedge the interest rate risk exposure on unconsolidated floating rate construction mortgage loans.  The Company has recorded its proportionate share of these hedges on its consolidated balance sheets.  These swaps have been designated as cash flow hedges with a current aggregate notional amount of $446.6 million (notional amounts range from $169.2 million to $555.9 million over the terms of the swaps) at interest rates ranging from 2.115% to 6.94% maturing at various dates ranging from 2003 to 2005 with a net liability fair value of $13.9 million.  During the year ended December 31, 2002, the Company recognized an unrealized loss of $1.1 million due to ineffectiveness of certain of these unconsolidated development derivatives (included in income (loss) from investments in unconsolidated entities).

On December 31, 2002, the net derivative instruments were reported at their fair value as other liabilities of approximately $16.6 million and as a reduction to investments in unconsolidated entities of approximately $13.9 million.  As of December 31, 2002, there were approximately $42.8 million in deferred losses, net, included in accumulated other comprehensive loss.  Based on the estimated fair values of the net derivative instruments at December 31, 2002, the Company may recognize an estimated $17.7 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending December 31, 2003, of which $7.9 million is related to the unconsolidated development partnerships.

Other

Minority Interests as of December 31, 2002 decreased by $24.5 million when compared to December 31, 2001.  The primary factors that impacted this account in the Company’s consolidated statements of operations and balance sheets during the year were:

•                  distributions declared to Minority Interests, which amounted to $39.1 million for 2002 (excluding Junior Preference Unit and Preference Interest distributions);

•                  the allocation of income from operations to holders of OP Units in the amount of $26.9 million;

•                  the allocation of income from operations to Partially Owned Properties in the amount of $1.9 million;

•                  the conversion of OP Units into Common Shares; and

•                  the issuance of Common Shares and OP Units during 2002.

Total distributions paid in January 2003 amounted to $143.1 million (excluding distributions on Partially Owned Properties), which included certain distributions declared in the fourth quarter of 2002.

The Company expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its line of credit.  The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions.  The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties.  In addition, the Company has certain unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high.  The fair value of these unencumbered properties are in excess of the required value the Company must maintain in order to comply with covenants under its unsecured notes and line of credit.

On May 30, 2002, the Company obtained a new three-year $700.0 million unsecured revolving credit facility.  The new line of credit replaced the $700.0 million unsecured revolving credit facility that was scheduled to expire in August 2002.  The prior existing revolving credit facility was terminated upon the closing of the new facility.  This new facility matures in May 2005 and will be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements.  As of February 3, 2003, $218.0 million was outstanding under this new facility.

For the Year Ended December 31, 2001

As of January 1, 2001, the Company had approximately $23.8 million of cash and cash equivalents and $399.5 million available under its lines of credit, of which $53.5 million was restricted (not available to be drawn).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at December 31, 2001 was approximately $51.6 million and the amount available on the Company’s line of credit was $505.0 million, of which $59.0 million was restricted (not available to be drawn).

Part of the Company’s acquisition and development funding strategy and the funding of investments in various unconsolidated entities is to utilize its lines of credit and to subsequently repay the line of credit from the disposition of properties, retained cash flows or the issuance of additional equity or debt securities.  Continuing to utilize this strategy during the year ended 2001, the Company:

•                  disposed of forty-nine properties (including two Unconsolidated Properties) and two vacant parcels of land and received net proceeds of $399.1 million;

•                  issued $300.0 million of 6.95% fixed rate unsecured debt receiving net proceeds of $297.4 million;

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

All of these proceeds were utilized to either:

•                  purchase additional properties;

•                  repay the lines of credit;

•                  redeem the Company’s Series A and F Preferred Shares;

•                  repay mortgage indebtedness on selected properties;

•                  repay public unsecured debt; and

•                  invest in unconsolidated entities.

During the year ended December 31, 2001, the Company:

•                  acquired fourteen properties and vacant land utilizing cash of $297.8 million;

•                  repaid $160.5 million on its line of credit;

•                  funded $210.5 million to redeem all of its Series A and F Preferred Shares;

•                  repaid $364.2 million of mortgages loans; and

•                  funded a net of $174.6 million under its development agreements.

The Company’s total debt summary, as of December 31, 2001, included:

Debt Summary as of December 31, 2001

	$ Millions	Weighted Average Rate
Secured	$3,287	6.51%
Unsecured	2,456	6.32%
Total	$5,743	6.43%

Fixed Rate*	$4,847	7.02%
Floating Rate*	896	3.20%
Total*	$5,743	6.43%

Above Totals Include:
Total Tax Exempt	$975	4.41%
Unsecured Revolving Credit Facility	$195	2.50%

*Net of the effect of any interest rate protection agreements.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements.  These policies were followed in preparing the consolidated financial statements for the year ended December 31, 2002.

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

Impairment of Long-Lived Assets, Including Goodwill

The Company periodically evaluates its long-lived assets, including its investments in real estate and goodwill, for impairment indicators.  The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns.  Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted.

Depreciation of Investment in Real Estate

The Company depreciates the building component of its investment in real estate over a 30-year estimated useful life, building improvements over a 5-year to 10-year estimated useful life and both the furniture, fixtures and equipment and replacements components over a 5-year estimated useful life, all of which are judgmental determinations.

Cost Capitalization

See the Capitalization of Fixed Assets and Improvements to Real Estate section for discussion of the policy with respect to capitalization vs. expensing of fixed asset/repair and maintenance costs.  In addition, the Company capitalizes the payroll and associated costs of employees directly responsible for and who spend all of their time on the supervision of major capital projects.  These costs are reflected on the balance sheet as an increase to building.

The Company follows the guidance in SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, for all development projects and uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred.  The Company capitalizes interest, real estate taxes and insurance and payroll and associated costs for those individuals directly responsible for and who spend all of their time on development activities.  The Company expenses as incurred all payroll costs of employees working directly at our properties, except for costs that are incurred during the initial lease-up phase on a development project.  An allocated portion of payroll costs is capitalized based upon the occupancy of the project until stabilized occupancy is achieved.  Stabilized occupancy is always deemed to have occurred no later than one year from cessation of major development activities.  The incremental payroll and associated costs are capitalized to the projects under development based upon the effort directly identifiable with such projects.  These costs are reflected on the balance sheet as either construction in progress or a separate component of investments in unconsolidated entities.  The Company ceases the capitalization of such costs as the property becomes substantially complete and ready for its intended use.

Fair Value of Financial Instruments, Including Derivative Instruments

The valuation of financial instruments under SFAS No. 107 and SFAS No. 133 and its amendments (SFAS Nos. 137 and 138) requires the Company to make estimates and judgments that affect the fair value of the instruments.  The Company, where possible, bases the fair values of its financial instruments, including its derivative instruments, on listed market prices and third party quotes.  Where these are not available, the Company bases its estimates on other factors relevant to the financial instruments.

Revenue Recognition

Rental income attributable to leases is recorded when due from residents and is recognized monthly as it is earned, which is not materially different than on a straight-line basis.  Interest income is recorded on an accrual basis.  Leases entered into between a resident and a property for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on an annual or monthly basis.

The Company adopted the provisions of Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition, effective October 1, 2000.  SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Stock Option Compensation

The Company has chosen to account for its stock option compensation in accordance with APB No. 25, which results in no compensation expense for options issued with an exercise price equal to or exceeding the market value of the Company’s Common Shares on the date of grant.  The Company will elect to expense its stock option compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148) effective in the first quarter of 2003, which will result in compensation expense being recorded based on the fair value of the stock option compensation issued.

Funds From Operations

For the year ended December 31, 2002, Funds From Operations (“FFO”) available to Common Shares and OP Units decreased $48.4 million, or 6.1%, as compared to the year ended December 31, 2001. For the year ended December 31, 2001, FFO available to Common Shares and OP Units increased $60.5 million, or 8.3%, as compared to the year ended December 31, 2000:

The following is a reconciliation of net income available to Common Shares to FFO available to Common Shares and OP Units for the years ended December 31, 2002, 2001 and 2000:

Funds From Operations

(Amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
Net income available to Common Shares	$324,162	$367,466	$437,510
Net income allocation to Minority Interests – Operating Partnership	26,862	32,829	41,761
Adjustments:
Depreciation	462,341	439,565	427,799
Depreciation – Non-real estate additions	(9,213)	(6,555)	(6,716)
Depreciation – Partially Owned Properties	(7,706)	(4,353)	(1,476)
Depreciation – Unconsolidated Properties	19,872	13,022	2,720
Amortization of goodwill	—	2,356	—
Extraordinary items	792	(444)	5,592
Cumulative effect of change in accounting principle	—	1,270	—
Impairment on corporate housing business	17,122	—	—
Impairment on technology investments	1,162	11,766	1,000
Net gain on sales of condominium units to third parties	1,682	—	—
Net gain on sales of unconsolidated entities	(5,054)	(387)	—
Discontinued Operations:
Depreciation	10,616	17,667	16,408
Amortization of goodwill	—	1,423	—
Impairment on furniture rental business	—	60,000	—
Net gain on sales	(104,296)	(148,906)	(198,426)
FFO available to Common Shares and OP Units – basic(1)	$738,342	$786,719	$726,172

(1)             FFO represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), plus depreciation (after adjustments for non-real estate additions, Partially Owned Properties and Unconsolidated Properties), plus amortization of goodwill and plus/minus extraordinary items, the cumulative effect of change in accounting principle and impairment charges.  Adjustments also include net gain on sales of condominium units to third parties and net gain on sales of unconsolidated entities and for discontinued operations related to depreciation, goodwill amortization, impairment on furniture rental business and net gain on sales.

The Company believes that FFO is helpful to investors as a supplemental measure of the operating performance of a real estate company because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures.  FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company’s performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.  The Company’s calculation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies and may differ, for example, due to variations among the Company’s and other real estate companies’ accounting policies for replacement type items and, accordingly, may not be comparable to such other real estate companies.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Market risks relating to the Company’s operations result primarily from changes in short-term LIBOR interest rates.  The Company does not have any direct foreign exchange or other significant market risk.

The Company’s exposure to market risk for changes in interest rates relates primarily to the unsecured line of credit.  The Company typically incurs fixed rate debt obligations to finance acquisitions and capital expenditures, while it typically incurs floating rate debt obligations to finance working capital needs and as a temporary measure in advance of securing long-term fixed rate financing.  The

Company continuously evaluates its level of floating rate debt with respect to total debt and other factors, including its assessment of the current and future economic environment.

The Company also utilizes certain derivative financial instruments to limit market risk.  Interest rate protection agreements are used to convert floating rate debt to a fixed rate basis or vice versa.  Derivatives are used for hedging purposes rather than speculation.  The Company does not enter into financial instruments for trading purposes.   See also Note 14 to the Notes to Consolidated Financial Statements for additional discussion of derivative instruments.

The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, other assets, lines of credit, accounts payable and accrued expenses, rents received in advance and other liabilities) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates.  The fair value of the Company’s mortgage notes payable and unsecured notes approximates their carrying value at December 31, 2002.

The Company had total outstanding floating rate debt of approximately $748.0 million, or 13.5% of total debt at December 31, 2002, including the effects of any interest rate protection agreements.  If market rates of interest on all of the floating rate debt permanently increased by 23 basis points (a 10% increase), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $1.7 million.  If market rates of interest on all of the floating rate debt permanently decreased by 23 basis points (a 10% decrease), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $1.7 million.

These amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments.  The foregoing assumptions apply to the entire amount of the Company’s floating rate debt and does not differentiate among maturities.  These analyses do not consider the effects of the changes in overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure or results other than interest expense.

The Company cannot predict the effect of adverse changes in interest rates on its floating rate debt and, therefore, its exposure to market risk, nor can there be any assurance that fixed rate, long term debt will be available at advantageous pricing.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

Item 8.  Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Items 10, 11, 12 and 13.

Trustees and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Certain Relationships and Related Transactions.

The information required by Item 10, Item 11, Item 12 and Item 13 are incorporated by reference to, and will be contained in, the Company’s definitive proxy statement, which the Company anticipates will be filed no later than April 30, 2003, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

Item 14.  Disclosure Controls and Procedures

Within 90 days prior to the filing date of this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information.  There have been no significant changes to the internal controls of the Company or in other factors that could significantly affect the internal controls subsequent to the completion of this evaluation.

PART IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)
(1 & 2) See Index to Financial Statements and Schedules on page F-1 of this Form 10-K.
(3) Exhibits:
2.1^	Agreement and Plan of Merger and First Amendment Thereto by and between Equity Residential and Merry Land & Investment Company, Inc. dated as of July 8, 1998 and September 4, 1998, respectively.
2.2^^	Articles of Merger by and between Equity Residential and Merry Land & Investment Company, Inc.
2.3^^^	Agreement and Plan of Merger between Equity Residential and Lexford Residential Trust dated as of June 30, 1999.
2.4^^^^	Articles of Merger by and between Equity Residential and Lexford Residential Trust.
2.5^^^^^	Agreement and Plan of Merger among Grove Property Trust, Grove Operating, L.P. and ERP Operating Limited Partnership dated as of July 17, 2000.
3.1+	Second Amended and Restated Declaration of Trust of Equity Residential dated May 30, 1997 (“Declaration of Trust”).
3.2++	Articles Supplementary to Declaration of Trust dated September 22, 1997.
3.3+++	Articles Supplementary to Declaration of Trust dated September 30, 1998.
3.4*****	Articles Supplementary to Declaration of Trust dated September 27, 1999.
3.5•	Certificate of Correction to Articles Supplementary to Declaration of Trust dated July 6, 2000.
3.6*****	Articles Supplementary to Declaration of Trust dated March 3, 2000.
3.7*****	Articles Supplementary to Declaration of Trust dated March 23, 2000.
3.8*****	Articles Supplementary to Declaration of Trust dated May 1, 2000.
3.9*****	Articles Supplementary to Declaration of Trust dated August 11, 2000.
3.10*****	Articles Supplementary to Declaration of Trust dated December 8, 2000.
3.11•	Articles Supplementary to Declaration of Trust dated March 23, 2001.

3.12•	Articles Supplementary to Declaration of Trust dated June 22, 2001.
3.13•	Articles Supplementary to Declaration of Trust dated December 14, 2001.
3.14•	Articles of Amendment to Declaration of Trust dated December 12, 2001.
3.15••	Articles of Amendment to the Second Amended and Restated Declaration of Trust dated May 15, 2002.
3.16++++	Fourth Amended and Restated Bylaws of Equity Residential
4.1*	Indenture, dated October 1, 1994, between the Operating Partnership, as obligor and The First National Bank of Chicago, as trustee.
10.1**	Fifth Amended and Restated Agreement of Limited Partnership of ERP Operating Limited Partnership.
10.2***	Noncompetition Agreement (Zell).
10.3***	Noncompetition Agreement (Crocker).
10.4***	Noncompetition Agreement (Spector).
10.5***	Form of Noncompetition Agreement (other officers).
10.6***	Amended and Restated Master Reimbursement Agreement, dated as of November 1, 1996 by and between Federal National Mortgage Association and EQR-Bond Partnership.
10.7••

Revolving Credit Agreement dated as of May 29, 2002 among the Operating Partnership, Bank of America, National Association, as administrative agent, JP Morgan Chase Bank, as syndication agent, and the banks named therein.

10.8••	Guaranty of Payment, dated as of May 29, 2002, between the Company and Bank of America, N.A., as administrative agent.
10.9****	Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.
10.10•	Amended and Restated Equity Residential Advantage Retirement Savings Plan, effective January 1, 2001.
10.11•••	Equity Residential 2002 Share Incentive Plan.
10.12•	Form of Change in Control Agreement between the Company and other executive officers.
10.13•	Form of Indemnification Agreement between the Company and each trustee and executive officer.
10.14	Amended and Restated Executive Compensation Agreement between the Company and Samuel Zell dated March 5, 2003, but effective as of Janurary 1, 2003.
10.15•	Amended and Restated Deferred Compensation Agreement between the Company and Douglas Crocker II dated as of January 21, 2002.
10.16•	Amended and Restated Deferred Compensation Agreement between the Company and Gerald A. Spector dated January 1, 2002.
10.17•	Retirement Benefits Agreement between Samuel Zell and the Company dated October 18, 2001.
10.18••••	Compensation Agreement between the Company and Bruce W. Duncan dated March 14, 2002.
10.19	First Amendment to Compensation Agreement between the Company and Bruce W. Duncan dated February 17, 2003.
10.20	Employment Agreement between the Company and Bruce W. Duncan dated as of January 20, 2003.
10.21	Deferred Compensation Agreement between the Company and Bruce W. Duncan dated as of January 20, 2003.
10.22••••	Compensation Agreement between the Company and Douglas Crocker II dated April 10, 2002, but effective as of January 16, 2002.
12	Computation of Ratio of Earnings to Combined Fixed Charges
21	List of Subsidiaries of Equity Residential
23.1	Consent of Ernst & Young LLP
24.1	Power of Attorney for John W. Alexander dated March 10, 2003.
24.2	Power of Attorney for Stephen O. Evans dated March 3, 2003.
24.3	Power of Attorney for Edward Lowenthal dated March 3, 2003.
24.4	Power of Attorney for Jeffrey H. Lynford dated March 3, 2003.

24.5	Power of Attorney for B. Joseph White dated February 28, 2003.
24.6	Power of Attorney for Sheli Z. Rosenberg dated March 6, 2003.
24.7	Power of Attorney for James D. Harper, Jr. dated March 4, 2003.
24.8	Power of Attorney for Boone A. Knox dated February 28, 2003.
24.9	Power of Attorney for Michael N. Thompson dated March 3, 2003.
24.10	Power of Attorney for Samuel Zell dated March 13, 2003.
24.11	Power of Attorney for Gerald A. Spector dated March 10, 2003.
24.12	Power of Attorney for Douglas Crocker II dated March 11, 2003.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Bruce W. Duncan, Chief Executive Officer of the Company.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Financial Officer of the Company.

^	Included as Appendix A in the Company’s Form S-4 filed on September 14, 1998.
^^	Included as Appendix B in the Company’s Form S-4 filed on September 14, 1998.
^^^	Included as Appendix A in the Company’s Form S-4 filed on July 23, 1999.
^^^^	Included as an exhibit to the Company’s Form 8-K dated October 1, 1999, filed on October 5, 1999.
^^^^^	Included as Appendix A to the Company’s Form S-4, Registration No. 333-44576, filed on July 23, 2000.
+	Included as an exhibit to the Company’s Form 8-K dated May 30, 1997, filed on June 5, 1997.
++	Included as an exhibit to the Company’s Form 8-A filed September 19, 1997.
+++	Included as an exhibit to the Company’s Form 8-A filed October 16, 1998.
++++	Included as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001.
*	Included as an exhibit to the Operating Partnership’s Form 10/A, dated December 12, 1994, File No. 0-24920, and incorporated herein by reference.
**	Included as an exhibit to the Operating Partnership’s Form 8-K/A dated July 23, 1998, filed on August 18, 1998.
***	Included as an exhibit to the Company’s Form S-11 Registration Statement, File No. 33-63158, and incorporated herein by reference.
****	Included as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999.
*****	Included as an exhibit to the Company’s Form 10-K for the year ended December 31, 2000.
•	Included as an exhibit to the Company’s Form 10-K for the year ended December 31, 2001.
••	Included as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2002.
•••	Included as an exhibit to the Company’s Form S-8 filed on January 21, 2003.
••••	Included as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2002.

(b)	Reports on Form 8-K: None.
(c)	Exhibits: See Item 15(a)(3) above.
(d)	Financial Statement Schedules: See Index to Financial Statements attached hereto on page F-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date: March 14, 2003	By:	/s/	Bruce W. Duncan
Bruce W. Duncan
President, Chief Executive Officer, and Trustee

Date: March 14, 2003	By:	/s/	David J. Neithercut
David J. Neithercut
Executive Vice President and Chief Financial Officer

Date: March 14, 2003	By:	/s/	Michael J. McHugh
Michael J. McHugh
Executive Vice President, Chief Accounting Officer, Treasurer and *Attorney-in-fact

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Date: March 14, 2003	By:	/s/	Samuel Zell*
Samuel Zell
Chairman of the Board of Trustees

Date: March 14, 2003	By:	/s/	Douglas Crocker II*
Douglas Crocker II
Vice Chairman of the Board of Trustees

Date: March 14, 2003	By:	/s/	Gerald A. Spector*
Gerald A. Spector
Executive Vice President, Chief Operating Officer and Trustee

Date: March 14, 2003	By:	/s/	Sheli Z. Rosenberg*
Sheli Z. Rosenberg
Trustee

Date: March 14, 2003	By:	/s/	James D. Harper*
James D. Harper
Trustee

SIGNATURES - CONTINUED

Date: March 14, 2003	By:	/s/	John W. Alexander*
John W. Alexander
Trustee

Date: March 14, 2003	By:	/s/	B. Joseph White*
B. Joseph White
Trustee

Date: March 14, 2003	By:	/s/	Jeffrey H. Lynford*
Jeffrey H. Lynford
Trustee

Date: March 14, 2003	By:	/s/	Edward Lowenthal*
Edward Lowenthal
Trustee

Date: March 14, 2003	By:	/s/	Stephen O. Evans*
Stephen O. Evans
Trustee

Date: March 14, 2003	By:	/s/	Boone A. Knox*
Boone A. Knox
Trustee

Date: March 14, 2003	By:	/s/	Michael N. Thompson*
Michael N. Thompson
Trustee

* By:	/s/ Michael J. McHugh
Michael J. McHugh as Attorney-in-fact

CERTIFICATIONS

I, Bruce W. Duncan, Chief Executive Officer of Equity Residential, certify that:

1.               I have reviewed this annual report on Form 10-K of Equity Residential;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of  the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/Bruce W. Duncan
Chief Executive Officer

CERTIFICATIONS

I, David J. Neithercut, Chief Financial Officer of Equity Residential, certify that:

1.               I have reviewed this annual report on Form 10-K of Equity Residential;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of  the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this annual report whether there were  significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ David J. Neithercut
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Document

10.14	Amended and Restated Executive Compensation Agreement between the Company and Samuel Zell dated March 5, 2003, but effective January 1, 2003.

10.19	First Amendment to Compensation Agreement between the Company and Bruce W. Duncan dated February 17, 2003.

10.20	Employment Agreement between the Company and Bruce W. Duncan dated as of January 20, 2003.

10.21	Deferred Compensation Agreement between the Company and Bruce W. Duncan dated as of January 20, 2003.

12	Computation of Ratio of Earnings to Combined Fixed Charges

21	List of Subsidiaries of Equity Residential

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney for John W. Alexander dated March 10, 2003.
24.2	Power of Attorney for Stephen O. Evans dated March 3, 2003.
24.3	Power of Attorney for Edward Lowenthal dated March 3, 2003.
24.4	Power of Attorney for Jeffrey H. Lynford dated March 3, 2003.
24.5	Power of Attorney for B. Joseph White dated February 28, 2003.
24.6	Power of Attorney for Sheli Z. Rosenberg dated March 6, 2003.
24.7	Power of Attorney for James D. Harper, Jr. dated March 4, 2003.
24.8	Power of Attorney for Boone A. Knox dated February 28, 2003.
24.9	Power of Attorney for Michael N. Thompson dated March 3, 2003.
24.10	Power of Attorney for Samuel Zell dated March 13, 2003.
24.11	Power of Attorney for Gerald A. Spector dated March 10, 2003.
24.12	Power of Attorney for Douglas Crocker II dated March 11, 2003.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Bruce W. Duncan, Chief Executive Officer of Registrant

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of David J. Neithercut, Chief Financial Officer of Registrant

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

EQUITY RESIDENTIAL

FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT	PAGE

Report of Independent Auditors	F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F-4 to F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-6 to F-8

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000	F-9 to F-10

Notes to Consolidated Financial Statements	F-11 to F-41

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III - Real Estate and Accumulated Depreciation	S-1 to S-16

REPORT OF INDEPENDENT AUDITORS

To the Board of Trustees and Shareholders

Equity Residential

We have audited the accompanying consolidated balance sheets of Equity Residential (the “Company”) as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedule listed in the accompanying index to financial statements and schedule.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Residential at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and discontinued operations and in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 4, 2003

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

	December 31, 2002	December 31, 2001
ASSETS
Investment in real estate
Land	$1,803,577	$1,840,170
Depreciable property	11,240,245	11,096,847
Construction in progress	2,441	79,166
	13,046,263	13,016,183
Accumulated depreciation	(2,112,017)	(1,718,845)
Investment in real estate, net of accumulated depreciation	10,934,246	11,297,338

Real estate held for disposition	—	3,371
Cash and cash equivalents	29,875	51,603
Investments in unconsolidated entities	509,789	397,237
Rents receivable	2,926	2,400
Deposits – restricted	141,278	218,557
Escrow deposits – mortgage	50,565	76,700
Deferred financing costs, net	32,144	27,011
Rental furniture, net	—	20,168
Property and equipment, net	—	3,063
Goodwill, net	30,000	47,291
Other assets	80,094	90,886
Total assets	$11,810,917	$12,235,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$2,927,614	$3,286,814
Notes, net	2,456,085	2,260,944
Line of credit	140,000	195,000
Accounts payable and accrued expenses	99,563	108,254
Accrued interest payable	63,151	62,360
Rents received in advance and other liabilities	129,901	83,005
Security deposits	45,333	47,644
Distributions payable	140,844	141,832
Total liabilities	6,002,491	6,185,853

Commitments and contingencies
Minority Interests:
Operating Partnership	349,646	379,898
Preference Interests	246,000	246,000
Junior Preference Units	5,846	5,846
Partially Owned Properties	9,811	4,078
Total Minority Interests	611,303	635,822

Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 10,524,034 shares issued and outstanding as of December 31, 2002 and 11,344,521 shares issued and outstanding as of December 31, 2001	946,157	966,671
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 271,095,481 shares issued and outstanding as of December 31, 2002 and 271,621,374 shares issued and outstanding as of December 31, 2001	2,711	2,716
Paid in capital	4,839,218	4,892,744
Employee notes	—	(4,043)
Deferred compensation	(12,118)	(25,778)
Distributions in excess of accumulated earnings	(535,056)	(385,320)
Accumulated other comprehensive loss	(43,789)	(33,040)
Total shareholders’ equity	5,197,123	5,413,950
Total liabilities and shareholders’ equity	$11,810,917	$12,235,625

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2002	2001	2000
REVENUES
Rental income	$1,969,617	$2,001,637	$1,884,530
Fee and asset management	9,582	7,498	6,520
Interest and other income	14,854	21,828	25,198
Interest income – investment in mortgage notes	—	8,786	11,192
Total revenues	1,994,053	2,039,749	1,927,440

EXPENSES
Property and maintenance	515,481	529,075	483,716
Real estate taxes and insurance	199,350	185,255	175,726
Property management	72,121	77,132	76,416
Fee and asset management	7,842	7,345	5,157
Depreciation	462,341	439,565	427,799
Interest:
Expense incurred, net	337,489	352,903	363,851
Amortization of deferred financing costs	5,748	5,818	5,432
General and administrative	46,492	35,414	26,385
Impairment on corporate housing business	17,122	—	—
Impairment on technology investments	1,162	11,766	1,000
Amortization of goodwill	—	2,356	1,080
Total expenses	1,665,148	1,646,629	1,566,562
Income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle	328,905	393,120	360,878
Allocation to Minority Interests:
Operating Partnership	(26,862)	(32,829)	(41,761)
Partially Owned Properties	(1,867)	(2,249)	132
Income (loss) from investments in unconsolidated entities	(3,698)	3,772	2,309
Net gain on sales of unconsolidated entities	5,054	387	—
Income before discontinued operations, extraordinary items and cumulative effect of change in accounting principle	301,532	362,201	321,558
Net gain on sales of discontinued operations	104,296	148,906	198,426
Discontinued operations, net	16,277	(36,696)	35,059
Income before extraordinary items and cumulative effect of change in accounting principle	422,105	474,411	555,043
Extraordinary items	(792)	444	(5,592)
Cumulative effect of change in accounting principle	—	(1,270)	—
Net income	421,313	473,585	549,451
Preferred distributions	(97,151)	(106,119)	(111,941)

Net income available to Common Shares	$324,162	$367,466	$437,510

Net income per share – basic	$1.19	$1.37	$1.69

Net income per share – diluted	$1.18	$1.36	$1.67

Weighted average Common Shares outstanding – basic	271,974	267,349	259,015

Weighted average Common Shares outstanding – diluted	297,969	295,552	291,266

Distributions declared per Common Share outstanding	$1.73	$1.68	$1.575

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Amounts in thousands except per share data)

	Year Ended December 31,
	2002	2001	2000
Comprehensive income:

Net income	$421,313	$473,585	$549,451

Other comprehensive income (loss) – derivative instruments:

Cumulative effect of change in accounting principle	—	(5,334)	—

Unrealized holding (losses) arising during the year	(10,905)	(17,909)	—

Equity in unrealized holding (losses) arising during the year – unconsolidated entities	(689)	(10,366)	—

Losses reclassified into earnings from other comprehensive income	845	569	—

Comprehensive income	$410,564	$440,545	$549,451

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$421,313	$473,585	$549,451
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests:
Operating Partnership	26,862	32,829	41,761
Partially Owned Properties	1,867	2,249	(132)
Cumulative effect of change in accounting principle	—	1,270	—
Depreciation	472,956	467,942	449,584
Amortization of deferred financing costs	5,754	5,841	5,473
Amortization of discount on investment in mortgage notes	—	(2,256)	(1,249)
Amortization of goodwill	—	3,779	1,760
Amortization of discounts and premiums on debt	(822)	(1,841)	(2,332)
Amortization of deferred settlements on interest rate protection agreements	(306)	591	333
Impairment on corporate housing business	17,122	—	—
Impairment on furniture rental business	—	60,000	—
Impairment on technology investments	1,162	11,766	1,000
Loss (income) from investments in unconsolidated entities	3,698	(3,772)	(2,309)
Net (gain) on sales of discontinued operations	(104,296)	(148,906)	(198,426)
Net (gain) on sales of unconsolidated entities	(5,054)	(387)	—
Extraordinary items	792	(444)	5,592
Unrealized loss (gain) on interest rate protection agreements	328	(223)	—
Book value of furniture sales and rental buyouts	—	11,411	6,345
Compensation paid with Company Common Shares	25,796	18,164	15,085

Changes in assets and liabilities:
(Increase) in rents receivable	(570)	(399)	(415)
Decrease (increase) in deposits – restricted	9,896	(10,468)	4,207
Additions to rental furniture	—	(18,611)	(13,661)
Decrease (increase) in other assets	14,531	(17,694)	(8,038)
(Decrease) in accounts payable and accrued expenses	(3,392)	(633)	(4,843)
Increase in accrued interest payable	406	10,293	3,104
Increase (decrease) in rents received in advance and other liabilities	3,046	(4,315)	(11,489)
(Decrease) increase in security deposits	(2,151)	(103)	1,025
Net cash provided by operating activities	888,938	889,668	841,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(258,269)	(297,794)	(625,796)
Investment in real estate – development	(109,077)	(96,245)	(33,385)
Improvements to real estate	(156,776)	(150,927)	(137,404)
Additions to non-real estate property	(7,301)	(6,920)	(5,425)
Interest capitalized for real estate under development	(10,006)	(8,309)	(1,405)
Interest capitalized for unconsolidated entities under development	(17,161)	(19,865)	(16,245)
Proceeds from disposition of real estate, net	478,675	566,068	721,032
Proceeds from disposition of furniture rental business	28,741	—	—
Proceeds from disposition of unconsolidated entities	49,862	655	4,602
Proceeds from refinancing of unconsolidated entities	4,375	24,404	1,695
Investments in unconsolidated entities	(105,758)	(142,565)	(149,033)
Distributions from unconsolidated entities	41,656	35,668	19,243
Decrease (increase) in deposits on real estate acquisitions, net	24,845	52,340	(122,735)
Decrease (increase) in mortgage deposits	27,425	(1,626)	18,854
Business combinations, net of cash acquired	(677)	(8,785)	(242,281)
Consolidation of previously Unconsolidated Properties	(40,113)	52,841	(5,083)
Investment in property and equipment	—	(2,461)	(933)
Principal receipts on investment in mortgage notes	—	61,419	7,885
Other investing activities, net	262	(469)	3,239
Net cash (used for) provided by investing activities	(49,297)	57,429	(563,175)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(11,233)	$(4,483)	$(3,590)
Mortgage notes payable:
Proceeds	126,144	91,583	729,978
Lump sum payoffs	(374,983)	(364,229)	(380,541)
Scheduled principal repayments	(32,731)	(32,671)	(27,719)
Prepayment premiums/fees	(792)	(208)	(5,801)
Notes, net:
Proceeds	447,064	299,316	—
Lump sum payoffs	(265,000)	(150,000)	(208,000)
Scheduled principal repayments	(4,669)	(4,774)	(498)
Line of credit:
Proceeds	776,500	738,491	808,637
Repayments	(831,500)	(898,953)	(820,631)
Proceeds (payments) from settlement of interest rate protection agreements	5,757	(7,369)	7,055
Proceeds from sale of Common Shares	9,411	8,991	7,676
Proceeds from sale of Preference Interests	—	60,000	146,000
Proceeds from exercise of options	29,578	65,411	25,228
Common Shares repurchased and retired	(115,004)	—	—
Redemption of Preferred Shares	—	(210,500)	—
Payment of offering costs	(207)	(2,223)	(3,944)
Distributions:
Common Shares	(473,996)	(335,534)	(412,321)
Preferred Shares	(76,973)	(91,751)	(101,028)
Preference Interests	(20,238)	(18,172)	(10,478)
Junior Preference Units	(325)	(271)	(437)
Minority Interests – Operating Partnership	(39,607)	(30,067)	(39,153)
Minority Interests – Partially Owned Properties	(12,608)	(32,156)	(920)
Principal receipts on employee notes, net	4,043	303	324
Principal receipts on other notes receivable, net	—	—	6,167
Net cash (used for) financing activities	(861,369)	(919,266)	(283,996)

Net (decrease) increase in cash and cash equivalents	(21,728)	27,831	(5,345)
Cash and cash equivalents, beginning of year	51,603	23,772	29,117
Cash and cash equivalents, end of year	$29,875	$51,603	$23,772

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2002	2001	2000

SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$365,782	$380,745	$380,853

Mortgage loans assumed through real estate acquisitions	$32,355	$91,623	$87,441

Mortgage loans (assumed) by purchaser in real estate and furniture rental business dispositions	$(9,924)	$(30,396)	$(345,762)

Mortgage loans recorded as a result of consolidation of previously Unconsolidated Properties	$18,100	$301,502	$80,134

Net (assets) liabilities recorded as a result of consolidation of previously Unconsolidated Properties	$43,897	$(20,839)	$515

Mortgage loans contributed as a result of deconsolidation of previously Wholly Owned Properties	$(118,376)	$—	$—

Transfers to real estate held for disposition	$—	$3,371	$51,637

Net real estate contributed in exchange for OP Units or Junior Preference Units	$—	$—	$4,071

Net (assets acquired) through business combinations	$—	$—	$(74,138)

Mortgage loans assumed through business combinations	$—	$—	$204,728

Unsecured notes assumed through business combinations	$—	$—	$39,564

Lines of credit assumed through business combinations	$—	$—	$67,456

Valuation of OP Units issued through business combinations	$—	$—	$37,228

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands)

	Year Ended December 31,
	2002	2001	2000

PREFERRED SHARES

Balance, beginning of year	$966,671	$1,183,136	$1,310,266
Redemption of 9 3/8% Series A Cumulative Redeemable	—	(153,000)	—
Conversion of 7.00% Series E Cumulative Convertible	(20,442)	(5,845)	(9,860)
Redemption of 9.65% Series F Cumulative Redeemable	—	(57,500)	—
Conversion of 7.25% Series G Convertible Cumulative	(2)	—	(75)
Conversion of 7.00% Series H Cumulative Convertible	(70)	(120)	(2,215)
Conversion of 8.60% Series J Cumulative Convertible	—	—	(114,980)
Balance, end of year	$946,157	$966,671	$1,183,136

COMMON SHARES, $0.01 PAR VALUE

Balance, beginning of year	$2,716	$2,652	$2,550
Issuance through conversion of OP Units into Common Shares	9	18	18
Issuance through exercise of options	15	32	16
Issuance through restricted share and performance-based grants, net	9	7	2
Issuance through Share Purchase – DRIP Plan and Dividend Reinvestment – DRIP Plan	1	1	2
Issuance through Employee Share Purchase Plan	3	3	2
Issuance through conversion of Preferred Shares into Common Shares	9	3	62
Common Shares repurchased and retired	(51)	—	—
Balance, end of year	$2,711	$2,716	$2,652

PAID IN CAPITAL

Balance, beginning of year	$4,892,744	$4,753,371	$4,540,869
Issuance of Common Shares in connection with Mergers and acquisitions	—	—	940
Issuance of Common Shares through conversion of OP Units into Common Shares	14,759	29,303	30,029
Issuance of Common Shares through exercise of options	29,563	65,379	25,212
Issuance through restricted share and performance-based grants, net	12,127	29,020	11,773
Issuance of Common Shares through Share Purchase – DRIP Plan	861	910	595
Issuance of Common Shares through Dividend Reinvestment – DRIP Plan	1,172	1,149	1,664
Issuance of Common Shares through Employee Share Purchase Plan	7,374	6,928	5,413
Issuance of Common Shares through conversion of Preferred Shares into Common Shares	20,505	5,962	127,068
Common Shares repurchased and retired	(114,953)	—	—
Offering costs	(207)	(2,223)	(3,944)
Other	(29,017)	—	4,045
Adjustment for Minority Interests ownership in Operating Partnership	4,290	2,945	9,707
Balance, end of year	$4,839,218	$4,892,744	$4,753,371

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2002	2001	2000

EMPLOYEE NOTES

Balance, beginning of year	$(4,043)	$(4,346)	$(4,670)
Principal receipts, net	4,043	303	324
Balance, end of year	$—	$(4,043)	$(4,346)

DEFERRED COMPENSATION

Balance, beginning of year	$(25,778)	$(14,915)	$(18,225)
Shares granted, net of cancellations	(12,136)	(29,027)	(11,775)
Amortization of shares to compensation expense	25,796	18,164	15,085
Balance, end of year	$(12,118)	$(25,778)	$(14,915)

DISTRIBUTIONS IN EXCESS OF ACCUMULATED EARNINGS

Balance, beginning of year	$(385,320)	$(300,351)	$(325,856)
Net income	421,313	473,585	549,451
Common Share distributions	(473,898)	(452,435)	(412,005)
Preferred Share distributions	(76,615)	(87,504)	(100,855)
Preference Interest distributions	(20,211)	(18,263)	(10,650)
Junior Preference Unit distributions	(325)	(352)	(436)
Balance, end of year	$(535,056)	$(385,320)	$(300,351)

ACCUMULATED OTHER COMPREHENSIVE LOSS

Balance, beginning of year	$(33,040)	$—	$—
Accumulated other comprehensive loss – derivative instruments:
Cumulative effect of change in accounting principle	—	(5,334)	—
Unrealized holding (losses) arising during the year	(10,905)	(17,909)	—
Equity in unrealized holding (losses) arising during the year – unconsolidated entities	(689)	(10,366)	—
Losses reclassified into earnings from other comprehensive income	845	569	—
Balance, end of year	$(43,789)	$(33,040)	$—

See accompanying notes

EQUITY RESIDENTIAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Business of the Company

Equity Residential (“EQR”), formed in March 1993, is a fully integrated real estate company engaged in the acquisition, ownership, management and operation of multifamily properties.  EQR has elected to be taxed as a real estate investment trust (“REIT”).

EQR is the general partner of, and as of December 31, 2002 owned an approximate 92.4% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”).   The Operating Partnership is, directly or indirectly, a partner, member or shareholder of numerous partnerships, limited liability companies and corporations which have been established primarily to own fee simple title to multifamily properties or to conduct property management activities and other businesses related to the ownership and operation of multifamily residential real estate.  References to the “Company” include EQR, the Operating Partnership and each of the partnerships, limited liability companies and corporations controlled by the Operating Partnership and/or EQR.

As of December 31, 2002, the Company owned or had investments in 1,039 properties in 36 states consisting of 223,591 units.  An ownership breakdown includes:

	Number of Properties	Number of Units
Wholly Owned Properties	919	194,886
Partially Owned Properties (Consolidated)	36	6,931
Unconsolidated Properties	84	21,774
Total Properties	1,039	223,591

The “Wholly Owned Properties” are accounted for under the consolidation method of accounting.  The Company beneficially owns 100% fee simple title to 912 of the 919 Wholly Owned Properties.  The Company owns the building and improvements and leases the land underlying the improvements under a long-term ground lease that expires in 2066 for one property.  This one property is consolidated and reflected as a real estate asset while the ground lease is accounted for as an operating lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases.  The Company owns the debt collateralized by two properties and owns an interest in the debt collateralized by the remaining four properties.  The Company consolidates its interest in these six properties in accordance with the accounting standards outlined in the AcSEC guidance for real estate acquisition, development and construction arrangements issued in the CPA letter dated February 10, 1986, and as such, reflects these assets as real estate in the consolidated financial statements.

The “Partially Owned Properties” are controlled and partially owned by the Company but have partners with minority interests and are accounted for under the consolidation method of accounting.  The “Unconsolidated Properties” are partially owned but not controlled by the Company. With the exception of one property, the Unconsolidated Properties consist of investments in partnership interests and/or subordinated mortgages that are accounted for under the equity method of accounting.  The remaining one property consists of an investment in a limited liability company that, as a result of the terms of the operating agreement, is accounted for as a management contract right with all fees recognized as fee and asset management revenue.  The above table does not include various uncompleted development properties.

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

Due to the Company’s ability as general partner to control either through ownership or by contract the Operating Partnership and its subsidiaries, other than entities that own controlling interests in the Unconsolidated Properties and certain other entities in which the Company has investments, the Operating Partnership and each such subsidiary has been consolidated with the Company for financial reporting purposes.  In July 2001, the Company acquired 100% of a management company entity, which had a controlling ownership interest in a portfolio of 21 previously Unconsolidated Properties.  Subsequent to this transaction, the Company consolidated these 21 properties.  In September 2001, the Company acquired the remaining 5% of the preferred stock it did not own and 100% of the voting common stock in two other management company entities.  As a result, the Company now wholly-owns these two entities.  The Company consolidated the results of these two entities prior to this transaction despite not having legal control, the effects of which were immaterial.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations.  SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting.

The Company’s mergers and acquisitions were accounted for as purchases in accordance with either Accounting Principles Board  (“APB”) Opinion No. 16, Business Combinations, or SFAS No. 141.  The fair value of the consideration given by the Company in the mergers were used as the valuation basis for each of the combinations.  The accompanying consolidated statements of operations and cash flows include the results of the properties purchased through the mergers and through acquisitions from their respective closing dates.

Real Estate Assets and Depreciation of Investment in Real Estate

Real estate is recorded at cost less accumulated depreciation less an adjustment, if any, for impairment.  A land value is assigned based on the purchase price if land is acquired separately or based on market research if acquired in a merger or in a single or portfolio acquisition.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets.  The Company uses a 30-year estimated life for buildings and a five-year estimated life for initial furniture, fixtures and equipment.  Replacements inside a unit such as appliances and carpeting, are depreciated over a five-year estimated life.  Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve and/or extend the useful life of the asset are capitalized over their estimated useful life, generally five to ten years.  Initial direct leasing costs are expensed as incurred as such expense approximates the deferral and amortization of initial direct leasing costs over the lease terms.  Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Company.  Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts.  Any gain or loss on sale is recognized in accordance with accounting principles generally accepted in the United States.

The Company classifies real estate assets as real estate held for disposition when it is certain a property will be disposed of in accordance with SFAS No. 144 (see further discussion below).

The Company classifies properties under development and/or expansion and properties in the lease up phase as construction in progress until construction has been completed and all certificates of occupancy permits have been obtained.  The Company also classifies land relating to construction in progress as land on its balance sheets.

Impairment of Long-Lived Assets, Including Goodwill

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 prohibits the amortization of goodwill and requires that goodwill be reviewed for impairment at least annually.  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS Nos. 142 and 144 were effective for fiscal years beginning after December 15, 2001.  The Company adopted these standards effective January 1, 2002.  See Notes 16 and 22 for further discussion.

The Company periodically evaluates its long-lived assets, including its investments in real estate and goodwill, for impairment indicators.  The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns.  Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted.

For long-lived assets to be held and used, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset.  If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recorded for the difference between the estimated fair value and the carrying amount of the asset.

For long-lived assets to be disposed of, an impairment loss is recognized when the estimated fair value of the asset, less the estimated cost to sell, is less than the carrying amount of the asset measured at the time that the Company has determined it will sell the asset.  Long-lived assets held for disposition and the related liabilities are separately reported at the lower of their carrying amounts or their estimated fair values, less their costs to sell, and are not depreciated after reclassification to real estate held for disposition.

Goodwill and investments in unconsolidated entities accounted for under the equity method of accounting are specifically excluded from the scope of SFAS No. 144.

Prior to January 1, 2002, the Company followed the guidance in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.

Prior to 2002, the Company amortized goodwill on a straight-line basis over a period of 20 years.  The accumulated amortization of goodwill was $5.5 million at December 31, 2001.

Cost Capitalization

See the Real Estate Assets and Depreciation of Investment in Real Estate section for discussion of the policy with respect to capitalization vs. expensing of fixed asset/repair and maintenance costs.  In addition, the Company capitalizes the payroll and associated costs of employees directly responsible for and who spend all of their time on the supervision of major capital projects.  These costs are reflected on the balance sheet as an increase to building.

The Company follows the guidance in SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, for all development projects and uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred.  The Company capitalizes interest, real estate taxes and insurance and payroll and associated costs for those individuals directly responsible for and who spend all of their time on development activities.  The Company expenses as incurred all payroll costs of employees working directly at our properties, except for costs that are incurred during the initial lease-up phase on a development project.  An allocated portion of payroll costs is capitalized based upon the occupancy of the project until stabilized occupancy is achieved.  Stabilized occupancy is always deemed to have occurred no later than one year from cessation of major development activities.  The incremental payroll and associated costs are capitalized to the projects under development based upon the effort directly identifiable with such projects.  These costs are reflected on the balance sheet as either construction in progress or a separate component of investments in unconsolidated entities.  The Company ceases the capitalization of such costs as the property becomes substantially complete and ready for its intended use.

Cash and Cash Equivalents

The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  The Company maintains its cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.  The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions’ non-performance.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain the Company’s line of credit, long-term financings and costs for certain interest rate protection agreements.  These costs are amortized over the terms of the related debt.  Unamortized financing costs are written-off when debt is retired before the maturity date.  The accumulated amortization of such deferred financing costs was $15.2 million and $22.9 million at December 31, 2002 and 2001, respectively.

Fair Value of Financial Instruments, Including Derivative Instruments

The valuation of financial instruments under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and SFAS No. 133 and its amendments (SFAS Nos. 137 and 138), Accounting for Derivative Instruments and Hedging Activities, requires the Company to make estimates and judgments that affect the fair value of the instruments.  The Company, where possible, bases the fair values of its financial instruments, including its derivative instruments, on listed market prices and third party quotes.  Where these are not available, the Company bases its estimates on other factors relevant to the financial instruments.

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

On January 1, 2001, the Company adopted SFAS No. 133 and its amendments (SFAS Nos. 137 and 138), which requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value.  Additionally, the fair value adjustments will affect either shareholders’ equity or net income depending on whether the derivative instruments qualify as a hedge for accounting purposes and, if so, the nature of the hedging activity.  When the terms of an underlying transaction are modified, or when the underlying transaction is terminated or completed, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures.  Any derivative instrument used for risk management that does not meet the hedging criteria of SFAS No. 133 is marked-to-market each period.  The Company does not use derivatives for trading or speculative purposes.

As of January 1, 2001, the adoption of the new standard resulted in derivative instruments reported on the balance sheet as liabilities of approximately $6.6 million; an adjustment of approximately $5.3 million to accumulated other comprehensive loss, which are gains and losses not affecting retained earnings in the consolidated statements of shareholders’ equity; and a charge of approximately $1.3 million as a cumulative effect of change in accounting principle in the consolidated statements of operations.

The fair values of the Company’s financial instruments, other than derivative instruments, including cash and cash equivalents, mortgage notes payable, other notes payable, line of credit and other financial instruments, approximate their carrying or contract values.

Revenue Recognition

Rental income attributable to leases is recorded when due from residents and is recognized monthly as it is earned, which is not materially different than on a straight-line basis.  Interest income is recorded on an accrual basis.  Leases entered into between a resident and a property, for the rental of an apartment unit, are generally year-to-year, renewable upon consent of both parties on an annual or monthly basis.

The Company adopted the provisions of Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition, effective October 1, 2000.  SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  The adoption of SAB No. 101 did not have a material impact on the Company’s financial condition and results of operations.

Stock Option Compensation

The Company has chosen to account for its stock option compensation in accordance with APB No. 25, Accounting for Stock Issued to Employees, which results in no compensation expense for options issued with an exercise price equal to or exceeding the market value of the Company’s Common Shares on the date of grant.  The Company will elect to expense its stock option compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), Accounting for Stock Based Compensation, effective in the first quarter of 2003, which will result in compensation expense being recorded based on the fair value of the stock option compensation issued.

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations of the properties and management business, the results of operations generally contain no provision for federal income taxes. The Company is subject to certain state and local income, excise and franchise taxes.  The aggregate cost of land and depreciable property for federal income tax purposes as of December 31, 2002 and 2001 was approximately $8.7 billion and $8.6 billion, respectively.

Effective in 2001, the Company has elected Taxable REIT Subsidiary (“TRS”) status for certain of its corporate subsidiaries.  The provisions for federal income taxes for these TRS entities were not material during 2002 and 2001 and were recognized as general and administrative expenses in the consolidated statements of operations.

During the years ended December 31, 2002, 2001 and 2000, the Company’s tax treatment of distributions were as follows:

	Year Ended December 31,
	2002	2001	2000
Tax treatment of distributions:
Ordinary income	$1.398	$1.369	$1.528
Long-term capital gain	0.212	0.220	0.016
Unrecaptured section 1250 gain	0.120	0.091	0.031
Distributions declared per Common Share outstanding	$1.730	$1.680	$1.575

Minority Interests

Operating Partnership: Net income is allocated to minority interests based on their respective ownership percentage of the Operating Partnership.  The ownership percentage is calculated by dividing the number of units of limited partnership interest (“OP Units”) held by the minority interests by the total OP Units held by the minority interests and EQR.  Issuance of additional common shares of beneficial interest, $0.01 par value per share (the “Common Shares”), and OP Units changes the ownership interests of both the minority interests and EQR.  Such transactions and the proceeds therefrom are treated as capital transactions.

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

Use of Estimates

In preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications

Certain reclassifications considered necessary for a fair presentation have been made to the prior period financial statements in order to conform to the current year presentation.  These reclassifications have not changed the results of operations or shareholders’ equity.

Other

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145, among other items, rescinds the automatic classification of costs incurred on debt extinguishment as extraordinary charges.  Instead, gains and losses from debt extinguishment should only be classified as extraordinary if they meet the “unusual and infrequently occurring” criteria outlined in APB No. 30.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.  The Company will adopt the standard effective January 1, 2003.

In January 2003, the FASB issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities.  FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.  The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  The Company will adopt FIN No. 46 in the third quarter of 2003 but has not yet determined the effect that adoption will have on its consolidated financial position and results of operations.

3.                                      Business Combinations

On July 11, 2000, the Company acquired Globe Business Resources, Inc. (“Globe”) in an all cash and debt transaction valued at $163.2 million.  Globe provided fully furnished short-term housing through an inventory of leased housing units to transferring or temporarily assigned corporate personnel, new hires, trainees, consultants and individual customers throughout the United States.  Additionally, Globe leased and sold furniture to a diversified base of commercial and residential customers throughout the United States.  Shareholders of Globe received $13.00 per share, which approximated $58.7 million in cash based on the 4.5 million Globe shares outstanding.  In addition, the Company:

•	Acquired $94.8 million in other Globe assets and assumed $29.6 million in other Globe liabilities;
•	Allocated $68.4 million to goodwill;
•	Recorded acquisition costs of $4.5 million; and
•	Assumed $70.4 million in debt, which included $1.4 million in mortgage debt, $39.5 million in unsecured notes, and Globe’s line of credit of $29.5 million outstanding.

On July 21, 2000, the Company, through its Globe subsidiary, acquired Temporary Quarters, Inc., the leading corporate housing provider in Atlanta, Georgia, in a $3.3 million all cash transaction.

During 2001 and prior to the one-year anniversary of the Globe acquisition, the Company recorded net increases to goodwill of $9.5 million to reallocate the original purchase price recorded at the acquisition date.  Also during 2001, the Company recorded a $60.0 million asset impairment charge related to its furniture rental business.  During 2002, the Company recorded a $17.1 million asset impairment charge related to Equity Corporate Housing (“ECH”).  See Notes 16 and 22.

On January 11, 2002, the Company sold the former Globe furniture rental business for approximately $30.0 million in cash, which approximated the net book value at the sale date.   The Company has retained ownership of the former Globe short-term furnished housing business, which is now known as ECH.

On October 31, 2000, the Company acquired Grove Property Trust (“Grove”) for a total purchase price of $463.2 million and succeeded to the ownership of 60 properties containing 7,308 units.  The Company:

•                       Paid $17.00 per share or $141.6 million in cash to purchase the 8.3 million outstanding common shares of Grove;

•                       Paid $17.00 per unit or $12.4 million in cash to purchase 0.7 million Grove OP Units outstanding at the merger date;

•                       Converted 2.1 million Grove OP Units to 1.6 million of the Operating Partnership’s OP Units using the conversion ratio of 0.7392 (after cash-out of fractional units).  The value of these converted OP Units totaled $37.2 million;

•                       Assumed $241.3 million in Grove debt, which included first and second mortgages totaling $203.4 million and Grove’s line of credit totaling $38.0 million.   Grove’s line of credit and two mortgage loans totaling $7.8 million were paid off immediately after the closing;

•                       Acquired $20.1 million in other Grove assets and assumed $11.2 million in other Grove liabilities, including a contingent earnout liability totaling $1.5 million.  This amount represented the estimated additional cash or OP Units required to be funded to the previous owners of Glen Meadow Apartments upon the transition of this property from subsidized to market rents; and

•                       Recorded acquisition costs of $19.5 million.

4.                                      Shareholders’ Equity and Minority Interests

On October 11, 2001, the Company effected a two-for-one split of its Common Shares and OP Units to shareholders and unit holders of record as of September 21, 2001.  All Common Shares and OP Units presented have been retroactively adjusted to reflect the Common Share and OP Unit split.

The following table presents the changes in the Company’s issued and outstanding Common Shares for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Common Shares outstanding at January 1,	271,621,374	265,232,750	254,901,596

Common Shares Issued:
Conversion of Series E Preferred Shares	909,873	260,078	438,810
Conversion of Series G Preferred Shares	70	—	2,560
Conversion of Series H Preferred Shares	4,050	6,972	128,280
Conversion of all Series J Preferred Shares	—	—	5,644,024
Employee Share Purchase Plan	324,238	310,261	299,580
Dividend Reinvestment – DRIP Plan	41,407	42,649	69,504
Share Purchase – DRIP Plan	31,354	33,106	26,374
Exercise of options	1,435,115	3,187,530	1,370,186
Restricted share grants, net	885,967	730,982	475,862
Conversion of OP Units	933,937	1,817,359	1,875,974

Common Shares Other:
Common Shares repurchased and retired	(5,092,300)	—	—
Common Shares other	396	(313)	—
Common Shares outstanding at December 31,	271,095,481	271,621,374	265,232,750

On December 12, 2001, the Company’s shareholders approved an amendment to the Company’s Declaration of Trust to increase the total number of authorized Common Shares from 350.0 million to 1.0 billion.

On February 3, 1998, the Company filed with the SEC a Form S-3 Registration Statement to register $1.0 billion of equity securities.  The SEC declared this registration statement effective on February 27, 1998.  In addition, the Company carried over $272.4 million related to the registration statement effective on August 4, 1997.  As of December 31, 2002, $1.1 billion remained available for issuance under this registration statement.

During October 2002, the Company repurchased 5,092,300 of its Common Shares on the open market at an average price of $22.58 per share.  The Company paid approximately $115.0 million for these shares, which were retired subsequent to the repurchase.

The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest are collectively referred to as the “Minority Interests – Operating Partnership”.  As of December 31, 2002 and 2001, the Minority Interests – Operating Partnership held 22,300,643 and 23,197,192 OP Units, respectively.  As a result, the Minority Interests had a 7.6% and 7.9% interest in the Operating Partnership at December 31, 2002 and 2001, respectively.  Assuming conversion of all OP Units into Common Shares, total Common Shares outstanding at December 31, 2002 and 2001 would have been 293,396,124 and 294,818,566, respectively.  Subject to applicable securities law restrictions, the Minority Interests – Operating Partnership may exchange their OP Units for EQR Common Shares on a one-for-one basis.

Net proceeds from the Company’s Common Share and Preferred Share (see definition below) offerings are contributed by the Company to the Operating Partnership.  In return for those contributions, EQR receives a number of OP Units in the Operating Partnership equal to the number of Common Shares it has issued in the equity offering (or in the case of a preferred equity offering, a number of preference units in the Operating Partnership equal in number and having the same terms as the Preferred Shares issued in the equity offering).  As a result, the net offering proceeds from Common Shares are allocated between shareholders’ equity and Minority Interests – Operating Partnership to account for the change in their respective percentage ownership of the underlying equity of the Operating Partnership.

The Company’s declaration of trust authorizes the Company to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share (the “Preferred Shares”), with specific rights, preferences and other attributes as the Board of Trustees may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company’s Common Shares.

The following table presents the Company’s issued and outstanding Preferred Shares as of December 31, 2002 and 2001:

	Redemption Date(1)(2)	Conversion Rate(2)	Annual Dividend Rate per Share(3)	Amounts in thousands
				December 31, 2002	December 31, 2001
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:

9 1/8% Series B Cumulative Redeemable Preferred; liquidation value $250 per share; 500,000 shares issued and outstanding at December 31, 2002 and December 31, 2001	10/15/05	N/A	$22.81252	$125,000	$125,000

9 1/8% Series C Cumulative Redeemable Preferred; liquidation value $250 per share; 460,000 shares issued and outstanding at December 31, 2002 and December 31, 2001	9/9/06	N/A	$22.81252	115,000	115,000

8.60% Series D Cumulative Redeemable Preferred; liquidation value $250 per share; 700,000 shares issued and outstanding at December 31, 2002 and December 31, 2001	7/15/07	N/A	$21.50000	175,000	175,000

7.00% Series E Cumulative Convertible Preferred; liquidation value $25 per share; 2,548,114 and 3,365,794 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively	11/1/98	1.1128	$1.75000	63,703	84,145

7 ¼% Series G Convertible Cumulative Preferred; liquidation value $250 per share; 1,264,692 and 1,264,700 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively	9/15/02	8.5360	$18.12500	316,173	316,175

7.00% Series H Cumulative Convertible Preferred; liquidation value $25 per share; 51,228 and 54,027 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively	6/30/98	1.4480	$1.75000	1,281	1,351

8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at December 31, 2002 and December 31, 2001	12/10/26	N/A	$4.14500	50,000	50,000

7.625% Series L Cumulative Redeemable Preferred; liquidation value $25 per share; 4,000,000 shares issued and outstanding at December 31, 2002 and December 31, 2001	2/13/03	N/A	$1.90625	100,000	100,000
				$946,157	$966,671

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

Cumulative through December 31, 2002, the Company, through a subsidiary of the Operating Partnership, issued various series of Preference Interests with an equity value of $246.0 million receiving net proceeds of $239.9 million.  The following table presents the issued and outstanding Preference Interests as of December 31, 2002 and December 31, 2001:

	Redemption Date(1)(2)	Conversion Rate(2)	Annual Dividend Rate per Unit(3)	Amounts in thousands
				December 31, 2002	December 31, 2001
Preference Interests:

8.00% Series A Cumulative Redeemable Preference Interests; liquidation value $50 per unit; 800,000 units issued and outstanding at December 31, 2002 and December 31, 2001	10/01/04	N/A	$4.0000	$40,000	$40,000

8.50% Series B Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,100,000 units issued and outstanding at December 31, 2002 and December 31, 2001	03/03/05	N/A	$4.2500	55,000	55,000

8.50% Series C Cumulative Redeemable Preference Units; liquidation value $50 per unit; 220,000 units issued and outstanding at December 31, 2002 and December 31, 2001	03/23/05	N/A	$4.2500	11,000	11,000

8.375% Series D Cumulative Redeemable Preference Units; liquidation value $50 per unit; 420,000 units issued and outstanding at December 31, 2002 and December 31, 2001	05/01/05	N/A	$4.1875	21,000	21,000

8.50% Series E Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at December 31, 2002 and December 31, 2001	08/11/05	N/A	$4.2500	50,000	50,000

8.375% Series F Cumulative Redeemable Preference Units; liquidation value $50 per unit; 180,000 units issued and outstanding at December 31, 2002 and December 31, 2001	05/01/05	N/A	$4.1875	9,000	9,000

7.875% Series G Cumulative Redeemable Preference Units; liquidation value $50 per unit; 510,000 units issued and outstanding at December 31, 2002 and December 31, 2001	03/21/06	N/A	$3.9375	25,500	25,500

7.625% Series H Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 190,000 units issued and outstanding at December 31, 2002 and December 31, 2001	03/23/06	1.5108	$3.8125	9,500	9,500

7.625% Series I Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 270,000 units issued and outstanding at December 31, 2002 and December 31, 2001	06/22/06	1.4542	$3.8125	13,500	13,500

7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 230,000 units issued and outstanding at December 31, 2002 and December 31, 2001	12/14/06	1.4108	$3.8125	11,500	11,500
				$246,000	$246,000

(1)                                  On or after the fifth anniversary of the respective issuance (the “Redemption Date”), all of the Preference Interests may be redeemed for cash at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price equal to the liquidation preference of $50.00 per unit plus the cumulative amount of accrued and unpaid distributions, if any.

(2)               On or after the tenth anniversary of the respective issuance (the “Conversion Date”), all of the Preference Interests are exchangeable at the option of the holder (in whole but not in part) on a one-for-one basis for a respective reserved series of EQR Preferred Shares.  In addition, on or after the Conversion Date, the convertible Preference Interests (Series H, I & J) may be converted under certain circumstances at the option of the holder (in whole but not in part) to Common Shares based upon the contractual conversion rate, plus accrued and unpaid distributions, if any.

(3)               Dividends on all series of Preference Interests are payable quarterly on March 25th, June 25th, September 25th, and December 25th of each year.

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of December 31, 2002 and December 31, 2001:

					Annual Dividend Rate per Unit(3)

	Redemption Date		Conversion Rate			Amounts in thousands
						December 31, 2002	December 31, 2001
Junior Preference Units:

Series A Junior Convertible Preference Units; liquidation value $100 per unit; 56,616 units issued and outstanding at December 31, 2002 and December 31, 2001		(1)	4.0816		$5.469344	$5,662	$5,662

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at December 31, 2002 and December 31, 2001		(2)		(2)	$2.000000	184	184
						$5,846	$5,846

(1)               On the fifth anniversary of the respective issuance (the “Redemption Date”), the Series A Junior Preference Units shall be automatically converted into OP Units based upon the conversion rate.  Prior to the Redemption Date, the Operating Partnership or the holders may elect to convert the Series A Junior Preference Units to OP Units under certain circumstances based upon the conversion rate.

(2)               On or after the tenth anniversary of the issuance (the “Redemption Date”), the Series B Junior Preference Units may be converted into OP Units at the option of the Operating Partnership based on the contractual conversion rate.  Prior to the Redemption Date, the holders may elect to convert the Series B Junior Preference Units to OP Units under certain circumstances based on the contractual conversion rate.  The contractual conversion rate is based upon a ratio dependent upon the closing price of EQR’s Common Shares.

(3)               Dividends on both series of Junior Preference Units are payable quarterly at various pay dates.

5.                                                                          Real Estate

The following table summarizes the carrying amounts for investment in real estate as of December 31, 2002 and 2001 (Amounts are in thousands):

	2002	2001
Land	$1,803,577	$1,840,170
Buildings and Improvements	10,643,030	10,577,332
Furniture, Fixtures and Equipment	597,215	519,515
Construction in Progress	2,441	79,166
Real Estate	13,046,263	13,016,183
Accumulated Depreciation	(2,112,017)	(1,718,845)
Real Estate, net	$10,934,246	$11,297,338

The following table summarizes the carrying amounts for real estate held for disposition as of December 31, 2002 and 2001 (Amounts are in thousands):

	2002	2001
Land	$—	$361
Buildings and Improvements	—	3,157
Furniture, Fixtures and Equipment	—	140
Real Estate	—	3,658
Accumulated Depreciation	—	(287)
Real Estate, net	$—	$3,371

During the year ended December 31, 2002, the Company acquired the entire equity interest in the twelve properties listed below from unaffiliated parties, and one additional unit at an existing property, for a total purchase price of $289.9 million.

Date Acquired	Property	Location	Number of Units	Acquisition Price (in thousands)
03/28/02	Isles at Sawgrass	Sunrise, FL	368	$26,000
04/24/02	Center Pointe	Beaverton, OR	264	19,100
04/30/02	Mira Flores	Palm Beach Gardens, FL	352	29,250
05/15/02	Gramercy Park	Houston, TX	384	26,000
05/31/02	Enclave at Winston Park	Coconut Creek, FL	278	25,450
05/31/02	St. Andrews at Winston Park	Coconut Creek, FL	284	25,450
06/21/02	Westside Villas VII	Los Angeles, CA	53	15,250
07/17/02	Savannah Lakes	Boynton Beach, FL	466	37,400
08/01/02	Cove at Fisher’s Landing	Vancouver, WA	253	17,800
08/08/02	Avon Place (condo unit)	Avon, CT	1	69
08/09/02	Montevista	Dallas, TX	350	23,675
11/21/02	Stone Oak	Houston, TX	318	20,000
11/26/02	Providence at Kirby	Houston, TX	263	24,500
			3,634	$289,944

During the fourth quarter of 2002, the Company paid $40.1 million in cash and used tax-deferred (1031) exchange proceeds of $42.3 million to acquire the remaining third-party equity interests it did not previously own in two properties containing 826 units.  These properties were accounted for under the equity method of accounting and subsequent to these purchases were consolidated.  Accordingly, the Company recorded an additional $102.1 million in investment in real estate.

On December 31, 2002, the Company contributed one of its development properties to one of its development partners, retaining a 50% common equity ownership interest.  As a result of this contribution, the Company no longer can exercise sole control over the major decisions (such as sale and/or financing/refinancing) regarding this property.  Effective with the contribution, the Company will account for this project under the equity method of accounting.  No gain or loss on sale was recognized as the contribution was effectuated at carryover basis.  As a result of this transaction, the Company reduced investment in real estate by $203.7 million (of which land and construction in progress were reduced by

$60.6 million and $143.1 million, respectively), reduced mortgage debt by $118.4 million and increased investments in unconsolidated entities by $80.7 million.

During the year ended December 31, 2001, the Company acquired fourteen properties and one parcel of land containing 3,421 units for a total purchase price of $387.8 million.

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

During the years ended December 31, 2002, 2001 and 2000, the Company capitalized $10.0 million, $8.3 million and $1.4 million, respectively, in interest costs related to wholly-owned development projects (which reduced interest expense incurred in the consolidated statements of operations).

6.                                      Real Estate Dispositions

During the year ended December 31, 2002, the Company disposed of the fifty-eight properties listed below to unaffiliated parties.  The Company recognized a net gain on sales of discontinued operations of approximately $104.3 million and a net gain on sales of unconsolidated entities of approximately $5.1 million.

Date Disposed	Property	Location	Number Of Units	Disposition Price (in thousands)
01/17/02	Ravenwood	Mauldin, SC	82	$2,425
01/24/02	Larkspur I & II	Moraine, OH	45	899
01/31/02	Springwood II	Austintown, OH	43	900
02/21/02	Scottsdale Courtyards	Scottsdale, AZ	274	26,500
04/11/02	Applegate	Lordstown, OH	39	723
04/11/02	Applerun	Warren, OH	48	1,054
04/11/02	Brunswick	Cortland, OH	59	1,424
05/01/02	The Landings	Memphis, TN	292	10,300
05/03/02	Waterbury	Clarksville, TN	54	1,385
05/09/02	Arboretum	Tucson, AZ	496	25,000
05/09/02	Orange Grove Village	Tucson, AZ	400	17,400
05/09/02	Village at Tanque Verde	Tucson, AZ	217	9,100
05/14/02	Canyon Crest Views	Riverside, CA	178	20,450
05/14/02	Merrimac Woods	Costa Mesa, CA	123	12,950
05/14/02	Sierra Canyon	Santa Clarita, CA	232	23,500
05/15/02	Meadowood	Wellsville, OH	40	812
05/23/02	Pine Meadow	Greensboro, NC	204	7,550
05/23/02	Palms at South Shore	League City, TX	240	12,850
05/31/02	California Gardens	Jacksonville, FL	71	1,468
05/31/02	Westcreek	Jacksonville, FL	86	2,282
06/19/02	Apple Run	Hillsdale, MI	39	1,047
07/02/02	Cedar Ridge	Arlington, TX	121	5,500
07/02/02	Fielder Crossing	Arlington, TX	119	4,100
07/09/02	Vacant Land	Detroit, MI	—	10
07/11/02	Stonehenge	Tecumseh, MI	48	1,238
07/11/02	Ashgrove	Marshall, MI	51	1,314

07/12/02	Mill Village	Randolph, MA	311	$31,800
07/18/02	Meadowood I	Jackson, MI	47	1,450
07/24/02	Mountain Run	Albuquerque, NM	472	21,500
07/30/02	Celebration at Westchase	Houston, TX	367	16,150
07/30/02	Pleasant Ridge	Arlington, TX	63	2,605
07/31/02	Cedargate I & II	Bowling Green, KY	117	3,020
08/15/02	The Cedars	Charlotte, NC	360	14,800
08/29/02	Bourbon Square (Retail)	Palatine, IL	—	1,200
09/30/02	River Bend	Tampa, FL	296	11,200
10/29/02	Brunswick I & II	Morgantown, WV	183	5,400
10/31/02	Harvest Grove	Conyers, GA	376	18,900
10/31/02	Pinney Brook	Ellington, CT	35	1,475
10/31/02	Arbor Commons	Ellington, CT	28	1,800
11/15/02	Knox Landing	Knoxville, TN	85	1,841
11/15/02	Woodlands	Franklin, KY	56	1,050
11/19/02	Ridgetree I & II	Dallas, TX	798	27,375
11/20/02	Palatka Oaks I & II	Palatka, FL	57	1,225
12/05/02	Parkwood East	Fort Collins, CO	259	18,650
12/16/02	Alderwood Park	Lynwood, WA	188	12,410
12/16/02	Ridgegate	Kent, WA	153	10,087
12/16/02	Ridgetop, The	Silverdale, WA	221	13,234
12/16/02	Wellington	Silverdale, WA	240	15,635
12/20/02	Ridgeway Commons	Memphis, TN	127	5,200
12/20/02	Farmington Gates	Germantown, TN	182	9,450
12/23/02	Fountain Creek	Phoenix, AZ	186	8,950
12/23/02	Wycliffe Court	Murfreesboro, TN	63	1,600
12/27/02	Polos, The	Fort Myers, FL	328	19,483
12/27/02	Windridge	Dunwood, GA	272	14,100
Various	Four Lakes Condo Units	Lisle, IL	115	12,535
	Wholly Owned Properties		9,586	496,306
01/31/02	Mount Laurel Crossing*	Mt. Laurel, NJ	296	11,317
04/23/02	Foxton*	Seymour, IN	39	—
08/13/02	Chase Knolls*	Los Angeles, CA	—	23,479
10/31/02	Newberry*	Grove City, PA	52	400
11/08/02	Hidden Pointe*	Atlanta, GA	440	—
11/15/02	Regents Court*	San Diego, CA	251	14,528
11/26/02	Greenleaf*	Toledo, OH	49	138
	Unconsolidated Properties		1,127	49,862
Total			10,713	$546,168

* Represents the Company’s share of the net disposition proceeds.

During the year ended December 31, 2001, the Company sold forty-nine properties containing 8,807 units to unaffiliated parties for a total sales price of $416.9 million.  Including the joint venture sales discussed below, the Company recognized a net gain on sales of discontinued operations of approximately $148.9 million and a net gain on sales of unconsolidated entities of approximately $0.4 million.

During 2001, the Company entered into a joint venture with an unaffiliated joint venture partner (“JVP”).  At closing, the Company sold and/or contributed eleven wholly owned properties containing 3,011 units valued at $202.5 million to the joint venture encumbered with $20.2 million in mortgage loans obtained on February 16, 2001.  An additional $123.6 million of mortgage loans was obtained by the joint venture.  The JVP contributed cash in an amount equal to 75% of the equity in the joint venture, which was then distributed to the Company.  The Company retained a 25% interest in the joint venture along with the right to manage the properties.  In accordance with the respective joint venture organization documents, the Company and the JVP both shall have the right, but not the obligation, to infuse additional cash into the joint venture.  There are no other agreements that require the Company or the JVP to infuse cash into the joint venture.  In addition, the Company and the JVP have not guaranteed the mortgage indebtedness of the joint venture.  As a result, the Company recognized 75% of the gain on the sales and/or contributions of property to the joint venture, which totaled approximately $36.2 million.  The Company has classified its initial $3.4 million 25% interest in the joint venture (at carryover basis) as investments in unconsolidated entities and accounted for it under the equity method of accounting.

7.                                      Commitments to Acquire/Dispose of Real Estate

As of December 31, 2002, in addition to the property that was subsequently acquired as discussed in Note 24, the Company had entered into separate agreements to acquire two multifamily properties containing 694 units from unaffiliated parties.  The Company expects a combined purchase price of approximately $73.0 million, including the assumption of mortgage indebtedness of approximately $35.2 million.

As of December 31, 2002, in addition to the properties that were subsequently disposed of as discussed in Note 24, the Company had entered into separate agreements to dispose of thirty-eight multifamily properties containing 7,313 units to unaffiliated parties.  The Company expects a combined disposition price of approximately $348.6 million.

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

During 2001, the Company amortized $2.3 million, which represented a portion of the original discount when the notes were purchased.  This discount was being amortized utilizing the effective yield method based on the expected life of the investment.

9.                                      Investments in Unconsolidated Entities

The Company has co-invested in various properties with unrelated third parties.  The following table summarizes the Company’s investments in unconsolidated entities as of December 31, 2002 (amounts in thousands except for project and unit amounts):

	Institutional Joint Ventures	Stabilized Development Projects(1)	Projects Under Development		Lexford/ Other	Totals

Total projects	45	11	18	(2)	23	97

Total units	10,846	3,483	4,981	(2)	2,773	22,083

Company’s percentage ownership of outstanding debt	25.0%	100.0%	100.0%		11.1%

Company’s share of outstanding debt(4)	$121,200	$268,283	$468,645	(3)	$5,512	$863,640

(1)                    The Company determines a project to be stabilized once it has maintained an average physical occupancy of 90% or more for a three-month period.

(2)                    Includes fourteen projects under development consisting of 3,961 units, which are not included in the Company’s property/unit counts at December 31, 2002.   Totals also exclude Fort Lewis Military Housing consisting of one property and 3,652 units, which is not accounted for under the equity method of accounting.

(3)                    A total of $786.9 million is available for funding under this construction debt, of which $468.6 million was funded and outstanding at December 31, 2002.

(4)                    As of January 30, 2003, the Company has funded $51.0 million as additional collateral on selected debt (see Note 10).  All remaining debt is non-recourse to the Company.

Investments in unconsolidated entities include the Unconsolidated Properties as well as various development properties under construction or pending construction.  The Company does not consolidate these entities as it does not have sole control of the major decisions (such as sale and/or financing/refinancing).  The Company’s common equity ownership interests in these entities range from 4.5% to 50.0% at December 31, 2002.

These investments are accounted for utilizing the equity method of accounting.  Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheets and after the project is completed, the consolidated statements of operations include the Company’s share of net income or loss from the unconsolidated entity.  Prior to the project being completed, the Company capitalizes interest on its equity contribution in accordance with the provisions of SFAS No. 58, Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method.  During the years ended December 31, 2002, 2001 and 2000, the Company capitalized $17.2 million, $19.9 million and $16.2 million, respectively, in interest cost related to its unconsolidated development projects (which reduced interest expense incurred in the consolidated statements of operations).

The Company generally contributes between 25% and 35% of the project cost of the unconsolidated projects under development, with the remaining cost financed through third-party construction mortgages.

10.                               Deposits - Restricted

As of December 31, 2002, deposits-restricted totaled $141.3 million and primarily included the following:

•                  deposits in the amount of $51.0 million held in third party escrow accounts to provide collateral for third party construction financing in connection with unconsolidated development projects;

•                  approximately $25.4 million in tax-deferred (1031) exchange proceeds; and

•                  approximately $64.9 million for resident security, utility, and other deposits.

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

•                  approximately $86.5 million in tax-deferred (1031) exchange proceeds; and

•                  approximately $74.6 million for resident security, utility, and other deposits.

11.                               Mortgage Notes Payable

As of December 31, 2002, the Company had outstanding mortgage indebtedness of approximately $2.9 billion.

During the year ended December 31, 2002, the Company:

•                  repaid $407.7 million of mortgage loans;

•                  assumed $50.5 million of mortgage debt on certain properties in connection with their acquisitions and/or consolidations;

•                  disposed of $128.3 million of mortgage debt assumed by the purchaser in connection with the disposition of certain properties and the furniture rental business;

•                  obtained $30.0 million of mortgage loans on certain properties; and

•                  obtained $96.1 million in construction loans on certain properties.

As of December 31, 2002, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through October 1, 2033.  At December 31, 2002, the interest rate range on the Company’s mortgage debt was 1.29% to 12.465%.  During the year ended December 31, 2002, the weighted average interest rate on the Company’s mortgage debt was 6.35%.

The historical cost, net of accumulated depreciation, of encumbered properties was $4.1 billion and $4.9 billion at December 31, 2002 and 2001, respectively.

Aggregate payments of principal on mortgage notes payable for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Total
2003	$123,603
2004	185,232
2005	184,539
2006	255,452
2007	161,001
Thereafter	2,017,071
Net Unamortized Premiums/Discounts	716
Total	$2,927,614

As of December 31, 2001, the Company had outstanding mortgage indebtedness of approximately $3.3 billion.

During the year ended December 31, 2001, the Company:

•                  repaid $396.9 million of mortgage loans;

•                  assumed $91.6 million of mortgage debt on certain properties in connection with their acquisitions;

•                  obtained $301.5 million of new mortgage debt on previously unconsolidated properties;

•                  disposed of $30.4 million of mortgage debt assumed by the purchaser in connection with the disposition of certain properties;

•                  obtained $26.0 million of new mortgage debt on previously unencumbered properties; and

•                  received $65.6 million in construction loan draw proceeds on certain properties.

As of December 31, 2001, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through October 1, 2033.  At December 31, 2001, the interest rate range on the Company’s mortgage debt was 1.50% to 12.465%.  During the year ended December 31, 2001, the weighted average interest rate on the Company’s mortgage debt was 6.54%.

12.                               Notes

The following tables summarize the Company’s unsecured note balances and certain interest rate and maturity date information as of and for the years ended December 31, 2002 and 2001, respectively:

December 31, 2002 (Amounts are in thousands)	Net Principal Balance	Interest Rate Ranges		Weighted Average Interest Rate	Maturity Date Ranges

Fixed Rate Public Notes	$2,228,350	4.861% - 7.75%		6.63%	2003 - 2026
Floating Rate Public Note	99,955		(1)	2.61%	2003
Fixed Rate Tax-Exempt Bonds	127,780	4.75% - 5.20%		5.07%	2024-2029

Totals	$2,456,085

December 31, 2001 (Amounts are in thousands)	Net Principal Balance	Interest Rate Ranges		Weighted Average Interest Rate	Maturity Date Ranges

Fixed Rate Public Notes	$2,033,276	5.0% - 9.375%		6.96%	2002 - 2026
Floating Rate Public Note	99,888		(1)	5.15%	2003
Fixed Rate Tax-Exempt Bonds	127,780	4.75% - 5.20%		5.07%	2024-2029

Totals	$2,260,944

(1)                                        The interest rate on this note was LIBOR (reset quarterly) plus a spread equal to 0.63% at both December 31, 2002 and December 31, 2001.

As of December 31, 2002, the Company had outstanding unsecured notes of approximately $2.5 billion net of a $6.0 million discount and including a $8.6 million premium.

As of December 31, 2001, the Company had outstanding unsecured notes of approximately $2.3 billion net of a $3.8 million discount and including a $2.9 million premium.

On August 25, 2000, the Operating Partnership filed with the SEC a Form S-3 Registration Statement to register $1.0 billion of debt securities.  The SEC declared this registration statement effective on September 8, 2000.  In addition, the Operating Partnership carried over $430.0 million related to the registration statement effective on February 27, 1998.  As of December 31, 2002, $680.0 million remained available for issuance under this registration statement.

During the year ended December 31, 2002, the Company:

•                  issued $400.0 million of ten-year 6.625% fixed-rate public notes and $50.0 million of five-year 4.861% fixed rate public notes, receiving net proceeds of $444.4 million;

•                  repaid $100.0 million of 9.375% fixed rate public notes at maturity;

•                  repaid $125.0 million of 7.95% fixed rate public notes at maturity; and

•                  repaid $40.0 million of 7.25% fixed rate public notes at maturity.

During the year ended December 31, 2001, the Company:

•                  issued $300.0 million of ten-year 6.95% fixed-rate public notes; and

•                  repaid $150.0 million of 6.55% fixed rate public notes at maturity.

Aggregate payments of principal on unsecured notes payable for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Total
2003	$210,347
2004	419,643
2005*	493,534
2006	204,085
2007	154,918
Thereafter	970,945
Net Unamortized Premiums	8,619
Net Unamortized Discounts	(6,006)
Total	$2,456,085

*Includes $300 million with a final maturity of 2015 that is putable/callable in 2005.

13.                               Line of Credit

On May 30, 2002, the Company obtained a new three-year $700.0 million unsecured revolving credit facility maturing May 29, 2005.  The new line of credit replaced the $700.0 million unsecured revolving credit facility that was scheduled to expire in August 2002.  The prior existing revolving credit facility was terminated upon the closing of the new facility.  Advances under the new credit facility bear interest at variable rates based upon LIBOR at various interest periods, plus a spread dependent upon the Operating Partnership’s credit rating, or based upon bids received from the lending group.  EQR has guaranteed the Operating Partnership’s line of credit up to the maximum amount and for the full term of the facility.

As of December 31, 2002 and 2001, $140.0 million and $195.0 million, respectively, was outstanding and $60.8 million and $59.0 million, respectively, was restricted (dedicated to support letters of credit and not available for borrowing) on the line of credit.  During the years ended December 31, 2002 and 2001, the weighted average interest rate was 2.30% and 5.03%, respectively.

In connection with the Globe acquisition, the Company assumed a revolving credit facility with potential borrowings of up to $55.0 million.  On May 31, 2001, this credit facility was terminated.

14.                               Derivative Instruments

The following table summarizes the consolidated derivative instruments at December 31, 2002 (dollar amounts are in thousands):

	Cash Flow Hedges	Fair Value Hedges	Forward Starting Swaps	Offsetting Receive Floating Swaps/Caps	Offsetting Pay Floating Swaps/Caps
Current Notional Balance	$400,000	$120,000	$250,000	$255,118	$255,118
Lowest Possible Notional	$400,000	$120,000	$250,000	$251,410	$251,410
Highest Possible Notional	$400,000	$120,000	$250,000	$431,444	$431,444
Lowest Interest Rate	3.65125%	7.25000%	5.06375%	4.52800%	4.45800%
Highest Interest Rate	5.81000%	7.25000%	5.42600%	6.00000%	6.00000%
Earliest Maturity Date	2003	2005	2013	2003	2003
Latest Maturity Date	2005	2005	2013	2007	2007
Estimated Asset (Liability) Fair Value	$(14,438)	$9,069	$(11,077)	$(3,148)	$3,025

At December 31, 2002, certain unconsolidated development partnerships in which the Company invested had entered into swaps to hedge the interest rate risk exposure on unconsolidated floating rate construction mortgage loans.  The Company has recorded its proportionate share of these hedges on its consolidated balance sheets.  These swaps have been designated as cash flow hedges with a current aggregate notional amount of $446.6 million (notional amounts range from $169.2 million to $555.9 million over the terms of the swaps) at interest rates ranging from 2.115% to 6.94% maturing at various dates ranging from 2003 to 2005 with a net liability fair value of $13.9 million.  During the year ended December 31, 2002, the Company recognized an unrealized loss of $1.1 million due to ineffectiveness of certain of these unconsolidated development derivatives (included in income (loss) from investments in unconsolidated entities).

On December 31, 2002, the net derivative instruments were reported at their fair value as other liabilities of approximately $16.6 million and as a reduction to investments in unconsolidated entities of approximately $13.9 million.  As of December 31, 2002, there were approximately $42.8 million in deferred losses, net, included in accumulated other comprehensive loss.  Based on the estimated fair values of the net derivative instruments at December 31, 2002, the Company may recognize an estimated $17.7 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending December 31, 2003, of which $7.9 million is related to the unconsolidated development partnerships.

15.                               Calculation of Net Income Per Weighted Average Common Share

The following tables set forth the computation of net income per share – basic and net income per share – diluted:

	Year Ended December 31,
	2002	2001	2000
	(Amounts in thousands except per share amounts)
Numerator:
Income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain on sales of unconsolidated entities, discontinued operations, extraordinary items, cumulative effect of change in accounting principle and preferred distributions	$328,905	$393,120	$360,878

Allocation to Minority Interests:
Operating Partnership	(26,862)	(32,829)	(41,761)
Partially Owned Properties	(1,867)	(2,249)	132
Income (loss) from investments in unconsolidated entities	(3,698)	3,772	2,309
Preferred distributions	(97,151)	(106,119)	(111,941)

Income before net gain on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle	199,327	255,695	209,617

Net gain on sales of unconsolidated entities	5,054	387	—
Net gain on sales of discontinued operations	104,296	148,906	198,426
Discontinued operations, net	16,277	(36,696)	35,059
Extraordinary items	(792)	444	(5,592)
Cumulative effect of change in accounting principle	—	(1,270)	—

Numerator for net income per share – basic	324,162	367,466	437,510

Effect of dilutive securities:
Allocation to Minority Interests - Operating Partnership	26,862	32,829	41,761
Distributions on convertible preferred shares/units	—	445	7,385

Numerator for net income per share – diluted	$351,024	$400,740	$486,656

Denominator:
Denominator for net income per share – basic	271,974	267,349	259,015

Effect of dilutive securities:
OP Units	22,663	24,013	24,906
Convertible preferred shares/units	—	339	4,763
Share options/restricted shares	3,332	3,851	2,582

Denominator for net income per share – diluted	297,969	295,552	291,266

Net income per share – basic	$1.19	$1.37	$1.69

Net income per share – diluted	$1.18	$1.36	$1.67

	Year Ended December 31,
	2002	2001	2000
	(Amounts in thousands except per share amounts)

Net income per share – basic:
Income before net gain on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle per share – basic	$0.77	$0.99	$0.89
Net gain on sales of unconsolidated entities	0.02	—	—
Net gain on sales of discontinued operations	0.35	0.51	0.70
Discontinued operations, net	0.05	(0.13)	0.12
Extraordinary items	—	—	(0.02)
Cumulative effect of change in accounting principle	—	—	—

Net income per share – basic	$1.19	$1.37	$1.69

Net income per share – diluted:
Income before net gain on sales of unconsolidated entities, discontinued operations, extraordinary items and cumulative effect of change in accounting principle per share – diluted	$0.76	$0.98	$0.89
Net gain on sales of unconsolidated entities	0.02	—	—
Net gain on sales of discontinued operations	0.35	0.50	0.68
Discontinued operations, net	0.05	(0.12)	0.12
Extraordinary items	—	—	(0.02)
Cumulative effect of change in accounting principle	—	—	—

Net income per share – diluted	$1.18	$1.36	$1.67

All net income per share-basic amounts have been calculated prior to considering any allocation for Minority Interests - Operating Partnership due to the ability of the OP Unit holders to exchange their OP Units for Common Shares on a one-for-one basis.

Convertible preferred shares/units that could be converted into 15,335,977, 15,122,162 and 13,138,716 weighted average Common Shares for the years ended December 31, 2002, 2001 and 2000, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

On October 11, 2001, the Company effected a two-for-one split of its Common Shares and OP Units to shareholders and unitholders of record as of September 21, 2001.  All per share and OP Unit data and numbers of Common Shares and OP Units have been retroactively adjusted to reflect the Common Share and OP Unit split.

For additional disclosures regarding the employee share options and restricted shares, see Note 17.

16.                               Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all assets disposed of on or after January 1, 2002 (the date of adoption of SFAS No. 144) and for all assets classified as real estate held for disposition as of December 31, 2002.  In addition, net gain on sales of properties in 2001 and 2000 have been classified as discontinued operations in the accompanying consolidated statements of operations.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during each of the years ended December 31, 2002, 2001 and 2000, including the following:

•                  the sale of the furniture rental business on January 11, 2002; and

•                  the Wholly Owned Properties sold during 2002 (see Note 6).

	Year Ended December 31,
	2002	2001	2000
	(Amounts in thousands)

REVENUES
Rental income	$46,571	$73,324	$70,516
Interest and other income	21	71	68
Furniture income	1,361	57,499	32,316
Total revenues	47,953	130,894	102,900

EXPENSES
Property and maintenance	14,076	19,935	19,080
Real estate taxes and insurance	4,695	7,343	6,753
Depreciation	10,615	17,667	16,408
Interest expense incurred, net	981	2,347	2,771
Amortization of deferred financing costs	6	23	41
Amortization of goodwill	—	1,423	680
Impairment on furniture rental business	—	60,000	—
Furniture expenses	1,303	58,852	22,108
Total expenses	31,676	167,590	67,841

Discontinued operations, net	$16,277	$(36,696)	$35,059

The Company disposed of its furniture rental business for $30.0 million and received net proceeds of $28.7 million.  After giving effect to a previously recorded impairment loss, no gain/loss on sale was recognized as the net book value at the sale date approximated the sales price.

For the year ended December 31, 2001, the Company recorded $60.0 million of asset impairment charges related to its furniture rental business.  These charges were the result of a review of the existing intangible and tangible assets reflected on the consolidated balance sheet as of September 30, 2001.  The Company reviewed the current net book value taking into consideration existing business and economic conditions as well as projected cash flows.  The impairment loss includes the write-down of the following assets: a) goodwill of approximately $26.0 million; b) rental furniture, net of approximately $28.6 million; c) property and equipment, net of approximately $4.5 million; and d) other assets of approximately $0.9 million.

17.                               Share Option and Share Award Plan

Pursuant to the Company’s Fifth Amended and Restated 1993 Share Option and Share Award Plan (the “Fifth Amended Option and Award Plan”), officers, trustees, key employees and consultants of the Company may be offered the opportunity to acquire Common Shares through the grant of share options (“Options”) including non-qualified share options (“NQSOs”), incentive share options (“ISOs”) and share appreciation rights (“SARs”) or may be granted restricted or non-restricted shares.  Additionally, under the Fifth Amended Option and Award Plan, officers and key employees of the Company may be awarded Common Shares, subject to conditions and restrictions as described in the Fifth Amended Option and Award Plan.  Finally, certain executive officers of the Company are subject to the Company’s performance based restricted share plan.  Options and SARs are sometimes referred to herein as “Awards”.

The Company has reserved 25,000,000 Common Shares for issuance under the Fifth Amended Option and Award Plan.  The Options generally are granted at the fair market value of the Company’s Common Shares at the date of grant, vest over a three year period, are exercisable upon vesting and expire ten years from the date of grant.  The exercise price for all Options under the Fifth Amended Option and Award Plan shall not be less than the fair market value of the underlying Common Shares at the time the Option is granted.  The Fifth Amended Option and Award Plan will terminate at such time as no further

Common Shares are available for issuance upon the exercise of Options and all outstanding Options have expired or been exercised.  The Board of Trustees may at any time amend or terminate the Fifth Amended Option and Award Plan, but termination will not affect Awards previously granted.  Any Options, which had vested prior to such a termination, would remain exercisable by the holder thereof.

As to the Options that have been granted through December 31, 2002, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted.

As to the restricted shares that have been awarded through December 31, 2002, these shares generally vest three years from the award date.  During the three-year period of restriction, the employee receives quarterly dividend payments on their shares.  If employment is terminated prior to the lapsing of the restriction, the shares are canceled.  In addition, each year the Company’s executive officers receive performance-based awards.  Three years after grant, restricted shares may be issued based upon the total return (Common Share dividends and funds from operations (“FFO”) growth per share) of the Company.  One-half of any such restricted shares are then subject to vesting over an additional two-year period.  The performance-based awards generally are expensed over a five-year period based upon the Company’s estimates of the number of shares expected to be awarded.

During the years ended December 31, 2002, 2001 and 2000, the Company awarded, net of cancellations, 885,967 shares (at a weighted average grant price of $27.22), 730,982 shares (at a weighted average grant price of $25.98) and 475,862 shares (at a weighted average grant price of $21.40), respectively, for both the restricted and performance-based share plans.  For the three years ended December 31, 2002, 2001 and 2000, the Company recorded as compensation expense $15.2 million, $8.0 million and $6.7 million, respectively, as general and administrative expenses and $9.6 million, $8.9 million and $7.4 million, respectively, as property management expenses related to all restricted and performance-based share plans.

The Company has elected to apply the provisions of APB No. 25 in the computation of compensation expense.  Under APB No. 25’s intrinsic value method, compensation expense is determined by computing the excess of the market price of the shares over the exercise price on the measurement date.  For the Company’s share options, the intrinsic value on the measurement date (or grant date) is zero, and no compensation expense is recognized.  For the Company’s restricted shares, the Company determines the intrinsic value on the measurement date and accordingly recognizes a compensation expense for such shares.  SFAS No. 123 requires the Company to disclose pro forma net income and income per share as if a fair value based accounting method had been used in the computation of compensation expense.  The fair value of the options computed under SFAS No. 123 would be recognized over the vesting period of the options.  The fair value for the Company’s Options was estimated at the time the Options were granted using the Black Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: average risk-free interest rates of 4.55%, 4.43% and 6.22%; dividend yields of 6.46%, 6.17% and 6.83%; volatility factors of the expected market price of the Company’s Common Shares of 0.208, 0.204 and 0.207; and a weighted-average expected life of the Options of seven years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s Options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its Options.

For purposes of pro forma disclosures, the estimated fair value of the Options is amortized to expense over the Options’ vesting period.  The following is the pro forma information for the three years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Pro forma net income available to Common Shares	$318,018	$361,985	$430,479
Pro forma net income per weighted average Common Share outstanding – basic	$1.17	$1.35	$1.66

The table below summarizes the Option activity of the Fifth Amended Option and Award Plan and options assumed in connection with mergers (the “Merger Options”) for the three years ended December 31, 2002, 2001 and 2000:

	Common Shares Subject to Options or Awards	Weighted Average Exercise Price Per Common Share
Balance at December 31, 1999	12,487,848	$20.70
Options granted	2,172,582	$21.22
Options exercised	(1,164,624)	$17.48
Merger Options exercised	(205,562)	$17.67
Options canceled	(588,017)	$21.28
Merger Options canceled	(27,648)	$18.79
Balance at December 31, 2000	12,674,579	$21.11
Options granted	2,844,838	$26.48
Options exercised	(3,125,870)	$20.31
Merger Options exercised	(57,660)	$15.26
Options canceled	(167,916)	$22.55
Merger Options canceled	(1,622)	$20.17
Balance at December 31, 2001	12,166,349	$22.59
Options granted	2,261,720	$27.24
Options exercised	(1,425,494)	$20.36
Merger Options exercised	(13,621)	$19.66
Options canceled	(177,736)	$24.90
Balance at December 31, 2002	12,811,218	$23.63

As of December 31, 2002, 2001 and 2000, 8,252,203 Options (with a weighted average exercise price $22.25), 7,291,897 Options (with a weighted average exercise price of $21.62) and 7,897,038 Options (with a weighted average exercise price of $20.76) were exercisable, respectively.  Exercise prices for Options outstanding as of December 31, 2002 ranged from $13.00 to $29.00 for the Fifth Amended Option and Award Plan and $9.55 to $24.30 for the Merger Options.

On May 15, 2002, the shareholders of EQR approved the Company’s 2002 Share Incentive Plan.  The Company has initially reserved 23,125,828 Common Shares for issuance under this plan, which is subject to adjustment each January 1 of the plan’s existence.  No awards may be granted under the 2002 Share Incentive Plan after February 20, 2012.  No awards were granted under this plan during 2002.

18.                               Employee Plans

The Company established an Employee Share Purchase Plan (the “ESPP”) to provide employees and trustees the ability to annually acquire up to $100,000 of Common Shares of the Company.  The aggregate number of Common Shares available under the ESPP shall not exceed 2,000,000, subject to adjustment by the Board of Trustees.  The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter.  During 2002, the Company issued 324,238 Common Shares at net prices that ranged from $21.65 per share to $24.43 per share and received proceeds of approximately $7.4 million.  During 2001, the Company issued 310,261 Common Shares at net prices that ranged from $21.76 per share to $23.69 per share and received proceeds of approximately $6.9 million.  During 2000, the Company issued 299,580 Common Shares at net prices that ranged from $17.06 per share to $20.51 per share and received proceeds of approximately $5.4 million.

The Company established a defined contribution plan (the “401(k) Plan”) to provide retirement benefits for employees that meet minimum employment criteria.  The Company contributes 100% of the first 4% of eligible compensation that a participant contributes to the 401(k) Plan.  Participants are vested in the Company’s contributions over five years.  The Company made contributions in the amount of $3.1 million and $2.3 million for the years ended December 31, 2001 and 2000, respectively, and expects to make contributions in the amount of approximately $3.9 million for the year ended December 31, 2002.

The Company may also elect to make an annual discretionary profit-sharing contribution as a percentage of each individual employee’s eligible compensation under the 401(k) Plan.  The Company made contributions in the amount of $2.6 million and $3.2 million for the years ended December 31, 2001 and 2000, respectively, and will not make a contribution for the year ended December 31, 2002.

The Company established a supplemental executive retirement savings plan (the “SERP”) to provide certain officers and trustees an opportunity to defer a portion of their eligible compensation in order to save for retirement and for the education of their children.  The SERP is restricted to investments in Company Common Shares, certain marketable securities that have been specifically approved, and cash equivalents.  The deferred compensation liability represented in the SERP and the securities issued to fund such deferred compensation liability are consolidated by the Company and carried on the Company’s balance sheet, and the Company’s Common Shares held in the SERP are accounted for as a reduction to paid in capital.

19.                               Distribution Reinvestment and Share Purchase Plan

On November 3, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register 14,000,000 Common Shares pursuant to a Distribution Reinvestment and Share Purchase Plan (the “DRIP Plan”).  The registration statement was declared effective on November 25, 1997.

The DRIP Plan provides holders of record and beneficial owners of Common Shares and Preferred Shares with a simple and convenient method of investing cash distributions in additional Common Shares (which is referred to herein as the “Dividend Reinvestment – DRIP Plan”).  Common Shares may also be purchased on a monthly basis with optional cash payments made by participants in the DRIP Plan and interested new investors, not currently shareholders of the Company, at the market price of the Common Shares less a discount ranging between 0% and 5%, as determined in accordance with the DRIP Plan (which is referred to herein as the “Share Purchase – DRIP Plan”).  Common Shares purchased under the DRIP Plan may, at the option of the Company, be directly issued by the Company or purchased by the Company’s transfer agent in the open market using participants’ funds.

20.                               Transactions with Related Parties

Certain officers of the Company purchased Common Shares in prior years which were financed with loans made by the Company at various rates ranging from 6.15% to 7.93% per annum and at one month LIBOR plus 2.0% per annum.  Scheduled maturities were at various dates through 2005.  These employee notes were repaid in full during 2002.  The amount outstanding at December 31, 2001 was $4.0 million.

In connection with certain mergers, the Company agreed to make consulting payments to certain individuals who had been employees of the companies acquired and who became trustees of the Company subsequent to the applicable merger dates.  During the years ended December 31, 2002, 2001 and 2000, the Company made payments pursuant to these agreements of $166,667, $400,000 and $400,000, respectively.  There are no remaining future payments to be made under these agreements as of December 31, 2002.

The Company occupies office space at various office buildings that are owned and/or managed by Equity Office Properties Trust, a company of which EQR’s Chairman of the Board of Trustees is also Chairman of the Board.  Amounts incurred for such office space for the years ended December 31, 2002, 2001 and 2000, respectively, were $1,763,946, $1,935,013 and $1,686,030.

The Company paid legal fees to a law firm of which one of the Company’s former trustees (individual was a trustee through May 15, 2002) is a partner in the amounts of $0.3 million, $1.7 million and $3.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

In addition, the Company provided asset and property management services to certain related entities for properties not owned by the Company.  Fees received for providing such services were approximately $0.7 million, $0.8 million and $1.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

21.                               Commitments and Contingencies

The Company, as an owner of real estate, is subject to various Federal, state and local environmental laws.  Compliance by the Company with existing laws has not had a material adverse effect on the Company’s financial condition and results of operations.  However, the Company cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

The Company does not believe there is any litigation threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

As of December 31, 2002, the Company has 18 projects in various stages of development with estimated completion dates ranging through June 30, 2004.  The Company funded a net total of $62.8 million during the year ended December 31, 2002 for the development of multifamily properties pursuant to its agreements with developers.  The Company expects to fund approximately $3.8 million in connection with these properties beyond 2002.  The three development agreements currently in place have the following key terms:

•                       the first development partner has the right, at any time following completion of a project, to stipulate a value for such project and offer to sell its interest in the project to the Company based on such value.  If the Company chooses not to purchase the interest, it must agree to a sale of the project to an unrelated third party at such value.  The Company’s partner must exercise this right as to all projects within five years after the receipt of the final certificate of occupancy on the last developed property.  The Company has an obligation to fund up to an additional $13.0 million to guarantee third party construction financing, if required.

•                                                     the second development partner has the right, at any time following completion of a project, to require the Company to purchase the partners’ interest in that project at a mutually agreeable price.  If the Company and the partner are unable to agree on a price, both parties will obtain appraisals.  If the appraised values vary by more than 10%, both the Company and its partner will agree on a third appraiser to determine which original appraisal is closest to its determination of value.  The Company may elect at that time not to purchase the property and instead, authorize its partner to sell the project at or above the agreed-upon value to an unrelated third party.  Five years following the receipt of the final certificate of occupancy on the last developed property, any projects remaining unsold must be purchased by the Company at the agreed-upon price.

•                  the third development partner has the exclusive right for six months following stabilization (generally defined as having achieved 90% occupancy for three consecutive months following the substantial completion of a project) to market a project for sale.  Thereafter, either the Company or its development partner may market a project for sale.  If the Company’s development partner proposes the sale, the Company may elect to purchase the project at the price proposed by its partner or defer the sale until two independent appraisers appraise the project.  If the two appraised values vary by more than 5%, a third appraiser will be chosen to determine the fair market value of the property.  Once a value has been determined, the Company may elect to purchase the property or authorize its development partner to sell the project at the agreed-upon value.

In connection with one of its mergers, the Company provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project.  As of December 31, 2002, this enhancement was still in effect at a commitment amount of $12.7 million.

During the years ended December 31, 2002, 2001 and 2000, total operating lease payments incurred for office space, including a portion of real estate taxes, insurance, repairs and utilities, aggregated $4,709,363, $4,929,018 and $4,074,672 respectively.

The minimum basic aggregate rental commitment under the Company’s operating leases in years following December 31, 2002 is as follows:

Year	Amount
2003	$5,362,814
2004	4,727,298
2005	3,495,552
2006	2,416,862
2007	1,893,301
Thereafter	6,651,059
Total	$24,546,886

The Company has entered into a retirement benefits agreement with its Chairman of the Board of Trustees and deferred compensation agreements with two of its executive officers and its former Chief Executive Officer and current Vice Chairman of the Board of Trustees.  During the years ended December 31, 2002, 2001, and 2000, the Company recognized compensation expense of $5.1 million, $3.7 million and $0.9 million, respectively, related to these agreements.  The projected commitment under these agreements based on estimated retirement dates are:

Year	Amount
2003	$820,000
2004	1,353,000
2005	1,386,825
2006	1,421,496
2007	2,225,783
Thereafter	28,166,957
Total	$35,374,061

22.                               Asset Impairment

For the years ended December 31, 2002, 2001 and 2000, the Company recorded approximately $1.2 million, $11.8 million and $1.0 million, respectively, of asset impairment charges related to its technology investments. These charges were the result of a review of the existing investments reflected on the consolidated balance sheet.  These impairment losses are reflected on the consolidated statements of operations in total expenses and include the write-down of assets classified as other assets and investments in unconsolidated entities.

For the year ended December 31, 2002, the Company recorded approximately $17.1 million of asset impairment charges related to ECH.  Following the guidance in SFAS No. 142, these charges were the result of the Company’s decision to reduce the carrying value of ECH to $30.0 million, given the continued weakness in the economy and management’s expectations for near-term performance, and were determined based upon a discounted cash flow analysis of the business.  This impairment loss is reflected on the consolidated statements of operations as impairment on corporate housing business and on the consolidated balance sheets as a reduction in goodwill, net.

23.                               Reportable Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management.  Senior management decides how resources are allocated and assesses performance on a monthly basis.

The Company’s primary business is owning, managing, and operating multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents and includes ECH.  Senior management evaluates the performance of each of our apartment communities on an individual basis, however, each of our apartment communities has similar economic characteristics, residents, and products and services so they have been aggregated into one reportable segment.  The Company’s rental real estate segment comprises approximately 98.8%, 98.1% and 97.8% of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively.  The Company’s rental real estate segment comprises approximately 99.7% and 99.4% of total assets at December 31, 2002 and 2001, respectively.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying statements of operations).  Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance.  NOI from our rental real estate totaled approximately $1.2billion for each of the three years ended December 31, 2002, 2001 and 2000.

During the acquisition, development and/or disposition of real estate, the Company considers its NOI return on total investment as the primary measure of financial performance.

The Company’s fee and asset management activity is immaterial and does not meet the threshold requirements of a reportable segment as provided for in SFAS No. 131.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the three years ended December 31, 2002, 2001 or 2000.

24.                               Subsequent Events/Other

During the year ended December 31, 2002, the Company entered into an agreement with the U.S. Army with an initial cash investment of $10.0 million and assumed management of 3,652 multifamily units at Fort Lewis, Washington.

Subsequent to December 31, 2002 and through February 3, 2003, the Company:

•                  acquired one property consisting of 226 units for approximately $41.0 million;

•                  disposed of five properties consisting of 1,011 units for approximately $57.4 million;

•                  refinanced the mortgage debt on eleven Partially Owned Properties and received additional cash proceeds of approximately $2.4 million; and

•                  repaid $44.9 million of mortgage debt at/or prior to maturity.

25.                               Quarterly Financial Data (Unaudited)

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end.  All per share and weighted average Common Share outstanding amounts have been restated as a result of the Company’s two-for-one split of its Common Shares.  All amounts have also been restated in accordance with the discontinued operations provisions of SFAS No 144.  Amounts are in thousands, except for per share amounts.

2002	First Quarter 3/31	Second Quarter 6/30	Third Quarter 9/30	Fourth Quarter 12/31
Total revenues	$498,838	$502,732	$499,575	$492,908

Net gain on sales of discontinued operations	$2,816	$25,630	$32,763	$43,087

Discontinued operations, net	$6,853	$5,049	$2,823	$1,552

Income before extraordinary items and cumulative effect of change in accounting principle	$100,975	$113,668	$88,661	$118,801

Net income	$100,878	$113,297	$88,661	$118,477

Net income available to Common Shares	$76,353	$89,041	$64,473	$94,295

Net income per share – basic	$0.28	$0.33	$0.24	$0.35

Net income per share – diluted	$0.28	$0.32	$0.23	$0.35

Weighted average Common Shares Outstanding – basic	271,094	273,146	273,943	269,706

2001	First Quarter 3/31	Second Quarter 6/30	Third Quarter 9/30	Fourth Quarter 12/31
Total revenues	$504,720	$510,659	$518,627	$505,743

Net gain on sales of discontinued operations	$41,778	$4,448	$53,567	$49,113

Discontinued operations, net	$6,472	$5,855	$(53,781)	$4,758

Income before extraordinary items and cumulative effect of change in accounting principle	$136,239	$103,136	$93,979	$141,057

Net income	$135,280	$102,931	$93,851	$141,523

Net income available to Common Shares	$106,754	$74,038	$69,511	$117,163

Net income per share – basic	$0.40	$0.28	$0.26	$0.43

Net income per share – diluted	$0.40	$0.27	$0.26	$0.43

Weighted average Common Shares Outstanding – basic	265,198	266,357	268,253	269,529

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2002

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net)(E)
Apartment Name	Location	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures
2300 Elliott	Seattle, WA	$—		$796,800.00	$7,173,725.29	$—	$4,250,487.67
2900 on First	Seattle, WA(G)	—		1,177,700.00	10,600,359.93	—	2,613,785.47
740 River Drive	St. Paul, MN	6,086,347.60		1,626,700.00	11,234,942.51	—	2,076,829.64
929 House	Cambridge, MA(G)	4,782,524.96		3,252,993.36	21,745,594.74	—	802,719.01
Abington Glen	Abington, MA	—		553,105.38	3,697,396.23	—	153,221.08
Acacia Creek	Scottsdale, AZ		(Q)	6,121,856.00	35,380,171.95	—	1,338,852.05
Acadia Court	Bloomington, IN	1,998,470.48		257,483.69	2,268,652.90	—	335,302.16
Acadia Court II	Bloomington, IN	—		253,635.67	2,234,631.66	—	198,754.43
Adams Farm	Greensboro, NC	—		2,350,000.00	30,073,196.71	—	825,958.25
Adelaide Park	Norcross, GA	—		2,546,500.00	11,009,665.73	—	1,071,825.44
Alborada	Fremont, CA	—		24,310,000.00	59,214,128.76	—	386,802.08
Altamonte	San Antonio, TX		(M)	1,665,070.00	14,986,473.86	—	1,693,189.16
Ambergate (FL)	W. Palm Beach, FL	—		730,000.00	1,687,743.10	—	129,334.69
Amberidge	Roseville, MI	—		130,844.19	1,152,879.92	—	116,827.32
Amberton	Manassas, VA	10,705,000.00		900,600.00	9,072,491.96	—	936,439.67
Amberwood (OH)	Massillon, OH	859,244.95		126,226.92	1,112,288.75	—	163,667.78
Amberwood I (FL)	Lake City, FL	—		101,744.04	896,376.92	—	44,297.95
Amesbury I	Reynoldsbury, OH	1,194,940.00		143,039.49	1,260,232.82	—	183,660.58
Amesbury II	Reynoldsbury, OH	—		180,588.07	1,591,228.65	—	146,873.46
Amhurst (Tol)	Toledo, OH	—		161,853.71	1,426,107.57	—	61,379.53
Amhurst I (OH)	Dayton, OH	—		152,573.92	1,344,352.53	—	207,107.06
Amhurst II (OH)	Dayton, OH	—		159,416.42	1,404,632.41	—	129,643.14
Andover Court	Mt. Vernon, OH	—		123,874.81	1,091,272.11	—	176,925.52
Annhurst (IN)	Indianapolis, IN	1,223,953.17		189,235.25	1,667,468.73	—	173,749.91
Annhurst (MD) (REIT)	Belcamp, MD	1,272,107.07		232,575.00	2,093,165.14	—	57,534.23
Annhurst (PA)	Clairton, PA	—		307,952.45	2,713,396.72	—	243,347.15
Annhurst II (OH)	Gahanna, OH	—		116,738.63	1,028,594.58	—	177,105.63
Annhurst III (OH)	Gahanna, OH	—		134,788.03	1,187,629.47	—	120,624.45
Apple Ridge I	Circleville, OH	1,008,377.00		139,299.72	1,227,582.35	—	88,331.83
Apple Ridge III	Circleville, OH	—		72,585.34	639,355.94	—	42,922.53
Applegate (Col)	Columbus, IN	—		171,829.10	1,514,001.64	—	84,541.06
Applegate I (IN)	Muncie, IN	890,746.58		138,505.63	1,220,385.53	—	147,750.12
Applegate II (IN)	Muncie, IN	1,202,296.00		180,016.68	1,586,143.14	—	108,887.98
Applewood I	Deland, FL	2,094,714.04		235,230.48	2,072,993.86	—	344,077.49
Aragon Woods	Indianapolis, IN	1,045,311.20		157,790.97	1,390,010.45	—	78,880.93
Arbor Glen	Ypsilanti, MI	6,728,128.28		1,096,064.41	9,887,635.23	—	1,014,089.98
Arbor Terrace	Sunnyvale, CA		(R)	9,057,300.00	18,483,641.96	—	581,361.73
Arboretum (GA)	Atlanta, GA	—		4,682,300.00	15,913,018.18	—	1,069,438.67
Arboretum (MA)	Canton, MA		(M)	4,685,900.00	10,992,750.95	—	471,639.42
Arbors at Century Center	Memphis, TN	—		2,521,700.00	15,236,996.38	—	1,029,202.11
Arbors of Brentwood	Nashville, TN		(K)	404,670.00	13,536,366.74	—	2,008,645.13
Arbors of Hickory Hollow	Antioch, TN		(K)	202,985.00	6,937,208.87	—	2,482,906.83
Arbors of Las Colinas	Irving, TX	—		1,663,900.00	14,977,079.82	—	2,157,307.09
Ashford Hill	Reynoldsbury, OH	1,355,118.97		184,985.30	1,630,021.10	—	244,740.57
Ashgrove (IN)	Indianapolis, IN	—		172,923.97	1,523,548.66	—	74,875.12
Ashgrove (KY)	Louisville, KY	—		171,815.79	1,514,034.38	—	144,030.23
Ashgrove (OH)	Franklin, OH	1,213,725.61		157,534.56	1,387,687.13	—	175,625.40
Ashgrove I (MI)	Sterling Hts, MI	3,136,409.61		403,579.77	3,555,987.60	—	202,314.31
Ashgrove II (MI)	Sterling Hts, MI	2,211,948.03		311,912.27	2,748,287.00	—	109,006.65
Ashton, The	Corona Hills, CA	—		2,594,264.00	33,042,397.56	—	1,418,152.00
Aspen Crossing	Silver Spring, MD	—		2,880,000.00	8,551,377.19	—	632,503.62
Astorwood (REIT)	Stuart, FL	1,583,878.86		233,150.00	2,098,338.21	—	235,673.84
Audubon Village	Tampa, FL	—		3,576,000.00	26,121,908.57	—	750,320.60
Autumn Cove	Lithonia, GA	—		187,220.29	1,649,514.80	—	79,520.37
Autumn Creek	Cordova, TN	—		1,681,900.00	9,345,281.88	—	601,243.79
Auvers Village	Orlando, FL	—		3,840,000.00	29,322,242.96	—	1,371,526.52
Avon Place	Avon,CT		(P)	1,788,943.42	12,323,920.09	—	123,271.38
Balcones Club	Austin, TX	—		2,185,500.00	10,119,231.65	—	1,209,702.60
Barrington	Clarkston, GA	980,947.84		144,459.10	1,272,842.11	—	110,240.83
Bay Ridge	San Pedro, CA	—		2,401,300.00	2,176,963.16	—	256,863.18
Bayside	Sebring, FL	—		73,462.83	647,287.62	—	149,457.54
Bayside at the Islands	Gilbert, AZ	—		3,306,484.00	15,573,006.00	—	909,776.61
Beach Club	Fort Myers, FL	—		2,080,000.00	14,800,928.05	—	1,028,838.68
Bear Canyon	Tucson, AZ	—		1,660,608.00	11,228,523.59	—	302,495.32
Beckford Place (IN)	New Castle, IN	689,417.41		99,045.91	872,702.38	—	98,247.34
Beckford Place (Pla)	The Plains, OH	—		161,160.76	1,420,001.96	—	90,659.41
Beckford Place I (OH)	N Canton, OH	—		168,425.60	1,484,248.06	—	143,441.68
Beckford Place II (OH)	N Canton, OH	—		172,134.32	1,516,690.93	—	64,764.99
Bel Aire I	Miami, FL	—		188,342.67	1,658,995.16	—	192,869.86
Bel Aire II	Miami, FL	—		136,416.15	1,201,075.48	—	155,596.17
Bell Road I & II	Nashville, TN	—		3,100,000.00	1,120,214.13	—	—
Bellevue Meadows	Bellevue, WA	—		4,507,100.00	12,574,814.34	—	434,767.25
Belmont Crossing	Riverdale, GA	—		1,580,000.00	18,449,044.76	—	545,924.64
Belmont Landing	Riverdale, GA	—		2,120,000.00	21,651,256.11	—	594,724.62
Beneva Place	Sarasota, FL	8,700,000.00		1,344,000.00	9,665,446.61	—	327,464.55
Bermuda Cove	Jacksonville, FL	—		1,503,000.00	19,561,895.89	—	762,247.76
Berry Pines	Milton, FL	—		154,085.80	1,299,938.75	—	275,620.86
Bishop Park	Winter Park, FL	—		2,592,000.00	17,990,435.90	—	1,638,320.09
Blue Swan	San Antonio, TX	—		1,425,500.00	7,591,291.62	—	772,844.37
Blueberry Hill I	Leesburg, FL	—		140,369.75	1,236,710.45	—	95,471.32
Boulder Creek	Wilsonville, OR		(S)	3,554,400.00	11,481,773.38	—	991,702.22
Bourbon Square	Palatine, IL	25,334,401.70		3,899,744.12	35,113,275.78	—	6,579,238.65
Bradford Apartments	Newington, CT		(P)	401,090.83	2,681,210.11	—	73,778.55
Bramblewood	San Jose, CA	—		5,190,700.00	9,659,184.34	—	304,966.87

Description		Gross Amount Carried at Close of Period 12/31/02		Total(B)	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Latest Income Statement(C)
Apartment Name	Location	Land	Building & Fixtures(A)
2300 Elliott	Seattle, WA	$796,800.00	$11,424,212.96	$12,221,012.96	$(3,199,765.22)	1992	30 Years
2900 on First	Seattle, WA(G)	1,177,700.00	13,214,145.40	14,391,845.40	(3,471,548.06)	1989-91	30 Years
740 River Drive	St. Paul, MN	1,626,700.00	13,311,772.15	14,938,472.15	(2,873,694.40)	1962	30 Years
929 House	Cambridge, MA(G)	3,252,993.36	22,548,313.75	25,801,307.11	(1,721,820.85)	1975	30 Years
Abington Glen	Abington, MA	553,105.38	3,850,617.31	4,403,722.69	(327,502.79)	1968	30 Years
Acacia Creek	Scottsdale, AZ	6,121,856.00	36,719,024.00	42,840,880.00	(7,155,514.61)	1988-1994	30 Years
Acadia Court	Bloomington, IN	257,483.69	2,603,955.06	2,861,438.75	(358,772.94)	1985	30 Years
Acadia Court II	Bloomington, IN	253,635.67	2,433,386.09	2,687,021.76	(319,030.26)	1986	30 Years
Adams Farm	Greensboro, NC	2,350,000.00	30,899,154.96	33,249,154.96	(4,864,753.24)	1987	30 Years
Adelaide Park	Norcross, GA	2,546,500.00	12,081,491.17	14,627,991.17	(2,221,685.67)	1972/1976	30 Years
Alborada	Fremont, CA	24,310,000.00	59,600,930.84	83,910,930.84	(5,684,192.88)	1999	30 Years
Altamonte	San Antonio, TX	1,665,070.00	16,679,663.02	18,344,733.02	(5,414,752.68)	1985	30 Years
Ambergate (FL)	W. Palm Beach, FL	730,000.00	1,817,077.79	2,547,077.79	(177,298.63)	1987	30 Years
Amberidge	Roseville, MI	130,844.19	1,269,707.24	1,400,551.43	(158,488.59)	1985	30 Years
Amberton	Manassas, VA	900,600.00	10,008,931.63	10,909,531.63	(2,939,722.97)	1986	30 Years
Amberwood (OH)	Massillon, OH	126,226.92	1,275,956.53	1,402,183.45	(171,479.13)	1987	30 Years
Amberwood I (FL)	Lake City, FL	101,744.04	940,674.87	1,042,418.91	(122,560.90)	1981	30 Years
Amesbury I	Reynoldsbury, OH	143,039.49	1,443,893.40	1,586,932.89	(188,426.32)	1986	30 Years
Amesbury II	Reynoldsbury, OH	180,588.07	1,738,102.11	1,918,690.18	(223,079.02)	1987	30 Years
Amhurst (Tol)	Toledo, OH	161,853.71	1,487,487.10	1,649,340.81	(184,370.40)	1983	30 Years
Amhurst I (OH)	Dayton, OH	152,573.92	1,551,459.59	1,704,033.51	(224,696.30)	1979	30 Years
Amhurst II (OH)	Dayton, OH	159,416.42	1,534,275.55	1,693,691.97	(202,019.27)	1981	30 Years
Andover Court	Mt. Vernon, OH	123,874.81	1,268,197.63	1,392,072.44	(174,983.57)	1982	30 Years
Annhurst (IN)	Indianapolis, IN	189,235.25	1,841,218.64	2,030,453.89	(261,283.77)	1985	30 Years
Annhurst (MD) (REIT)	Belcamp, MD	232,575.00	2,150,699.37	2,383,274.37	(157,668.40)	1984	30 Years
Annhurst (PA)	Clairton, PA	307,952.45	2,956,743.87	3,264,696.32	(380,991.41)	1984	30 Years
Annhurst II (OH)	Gahanna, OH	116,738.63	1,205,700.21	1,322,438.84	(169,484.96)	1986	30 Years
Annhurst III (OH)	Gahanna, OH	134,788.03	1,308,253.92	1,443,041.95	(163,402.70)	1988	30 Years
Apple Ridge I	Circleville, OH	139,299.72	1,315,914.18	1,455,213.90	(172,950.52)	1987	30 Years
Apple Ridge III	Circleville, OH	72,585.34	682,278.47	754,863.81	(85,210.56)	1982	30 Years
Applegate (Col)	Columbus, IN	171,829.10	1,598,542.70	1,770,371.80	(205,551.29)	1982	30 Years
Applegate I (IN)	Muncie, IN	138,505.63	1,368,135.65	1,506,641.28	(179,500.68)	1984	30 Years
Applegate II (IN)	Muncie, IN	180,016.68	1,695,031.12	1,875,047.80	(222,384.04)	1987	30 Years
Applewood I	Deland, FL	235,230.48	2,417,071.35	2,652,301.83	(389,896.19)	1982	30 Years
Aragon Woods	Indianapolis, IN	157,790.97	1,468,891.38	1,626,682.35	(194,594.61)	1986	30 Years
Arbor Glen	Ypsilanti, MI	1,096,064.41	10,901,725.21	11,997,789.62	(2,205,769.84)	1990	30 Years
Arbor Terrace	Sunnyvale, CA	9,057,300.00	19,065,003.69	28,122,303.69	(3,092,973.51)	1979	30 Years
Arboretum (GA)	Atlanta, GA	4,682,300.00	16,982,456.85	21,664,756.85	(3,467,640.20)	1970	30 Years
Arboretum (MA)	Canton, MA	4,685,900.00	11,464,390.37	16,150,290.37	(1,962,091.43)	1989	30 Years
Arbors at Century Center	Memphis, TN	2,521,700.00	16,266,198.49	18,787,898.49	(2,936,369.05)	1988/1990	30 Years
Arbors of Brentwood	Nashville, TN	404,670.00	15,545,011.87	15,949,681.87	(5,379,764.98)	1986	30 Years
Arbors of Hickory Hollow	Antioch, TN	202,985.00	9,420,115.70	9,623,100.70	(3,942,993.17)	1986	30 Years
Arbors of Las Colinas	Irving, TX	1,663,900.00	17,134,386.91	18,798,286.91	(6,048,698.78)	1984/85	30 Years
Ashford Hill	Reynoldsbury, OH	184,985.30	1,874,761.67	2,059,746.97	(254,218.27)	1986	30 Years
Ashgrove (IN)	Indianapolis, IN	172,923.97	1,598,423.78	1,771,347.75	(200,537.94)	1983	30 Years
Ashgrove (KY)	Louisville, KY	171,815.79	1,658,064.61	1,829,880.40	(203,183.59)	1984	30 Years
Ashgrove (OH)	Franklin, OH	157,534.56	1,563,312.53	1,720,847.09	(202,061.81)	1983	30 Years
Ashgrove I (MI)	Sterling Hts, MI	403,579.77	3,758,301.91	4,161,881.68	(470,052.98)	1985	30 Years
Ashgrove II (MI)	Sterling Hts, MI	311,912.27	2,857,293.65	3,169,205.92	(346,912.07)	1987	30 Years
Ashton, The	Corona Hills, CA	2,594,264.00	34,460,549.56	37,054,813.56	(6,494,487.39)	1986	30 Years
Aspen Crossing	Silver Spring, MD	2,880,000.00	9,183,880.81	12,063,880.81	(1,471,940.01)	1979	30 Years
Astorwood (REIT)	Stuart, FL	233,150.00	2,334,012.05	2,567,162.05	(167,248.89)	1983	30 Years
Audubon Village	Tampa, FL	3,576,000.00	26,872,229.17	30,448,229.17	(4,338,974.79)	1990	30 Years
Autumn Cove	Lithonia, GA	187,220.29	1,729,035.17	1,916,255.46	(210,969.49)	1985	30 Years
Autumn Creek	Cordova, TN	1,681,900.00	9,946,525.67	11,628,425.67	(2,056,589.27)	1991	30 Years
Auvers Village	Orlando, FL	3,840,000.00	30,693,769.48	34,533,769.48	(4,832,635.72)	1991	30 Years
Avon Place	Avon,CT	1,788,943.42	12,447,191.47	14,236,134.89	(963,897.75)	1973	30 Years
Balcones Club	Austin, TX	2,185,500.00	11,328,934.25	13,514,434.25	(2,402,690.33)	1984	30 Years
Barrington	Clarkston, GA	144,459.10	1,383,082.94	1,527,542.04	(179,325.23)	1984	30 Years
Bay Ridge	San Pedro, CA	2,401,300.00	2,433,826.34	4,835,126.34	(536,036.90)	1987	30 Years
Bayside	Sebring, FL	73,462.83	796,745.16	870,207.99	(132,119.27)	1982	30 Years
Bayside at the Islands	Gilbert, AZ	3,306,484.00	16,482,782.61	19,789,266.61	(3,211,217.52)	1989	30 Years
Beach Club	Fort Myers, FL	2,080,000.00	15,829,766.73	17,909,766.73	(2,660,542.34)	1990	30 Years
Bear Canyon	Tucson, AZ	1,660,608.00	11,531,018.91	13,191,626.91	(2,198,022.36)	1996	30 Years
Beckford Place (IN)	New Castle, IN	99,045.91	970,949.72	1,069,995.63	(123,373.22)	1984	30 Years
Beckford Place (Pla)	The Plains, OH	161,160.76	1,510,661.37	1,671,822.13	(189,910.88)	1982	30 Years
Beckford Place I (OH)	N Canton, OH	168,425.60	1,627,689.74	1,796,115.34	(205,823.60)	1983	30 Years
Beckford Place II (OH)	N Canton, OH	172,134.32	1,581,455.92	1,753,590.24	(194,254.48)	1985	30 Years
Bel Aire I	Miami, FL	188,342.67	1,851,865.02	2,040,207.69	(225,502.86)	1985	30 Years
Bel Aire II	Miami, FL	136,416.15	1,356,671.65	1,493,087.80	(162,878.98)	1986	30 Years
Bell Road I & II	Nashville, TN	3,100,000.00	1,120,214.13	4,220,214.13	—	(F)	30 Years
Bellevue Meadows	Bellevue, WA	4,507,100.00	13,009,581.59	17,516,681.59	(2,155,631.12)	1983	30 Years
Belmont Crossing	Riverdale, GA	1,580,000.00	18,994,969.40	20,574,969.40	(2,971,754.33)	1988	30 Years
Belmont Landing	Riverdale, GA	2,120,000.00	22,245,980.73	24,365,980.73	(3,530,319.43)	1988	30 Years
Beneva Place	Sarasota, FL	1,344,000.00	9,992,911.16	11,336,911.16	(1,621,632.19)	1986	30 Years
Bermuda Cove	Jacksonville, FL	1,503,000.00	20,324,143.65	21,827,143.65	(3,217,912.43)	1989	30 Years
Berry Pines	Milton, FL	154,085.80	1,575,559.61	1,729,645.41	(229,261.27)	1985	30 Years
Bishop Park	Winter Park, FL	2,592,000.00	19,628,755.99	22,220,755.99	(3,318,641.00)	1991	30 Years
Blue Swan	San Antonio, TX	1,425,500.00	8,364,135.99	9,789,635.99	(1,883,558.34)	1985-1994	30 Years
Blueberry Hill I	Leesburg, FL	140,369.75	1,332,181.77	1,472,551.52	(181,436.46)	1986	30 Years
Boulder Creek	Wilsonville, OR	3,554,400.00	12,473,475.60	16,027,875.60	(2,855,862.79)	1991	30 Years
Bourbon Square	Palatine, IL	3,899,744.12	41,692,514.43	45,592,258.55	(14,927,809.44)	1984-87	30 Years
Bradford Apartments	Newington, CT	401,090.83	2,754,988.66	3,156,079.49	(228,623.70)	1964	30 Years
Bramblewood	San Jose, CA	5,190,700.00	9,964,151.21	15,154,851.21	(1,652,930.11)	1986	30 Years

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net)(E)
Apartment Name	Location	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures
Branchwood	Winter Park, FL	—		324,068.53	2,855,396.92	—	296,593.15
Brandon Court	Bloomington, IN	—		170,635.75	1,503,486.89	—	288,105.09
Brandywine E.	Winter Haven, FL	568,389.28		88,126.47	776,490.28	—	45,853.03
Breckinridge	Lexington, KY	—		1,648,300.00	14,845,714.75	—	1,067,668.77
Brentwood	Vancouver, WA	—		1,357,221.39	12,202,521.39	—	1,265,784.22
Breton Mill	Houston, TX	—		212,820.00	8,547,262.73	—	1,099,856.21
Briar Knoll Apts	Vernon, CT	5,904,791.83		928,971.99	6,209,987.58	—	188,764.11
Briarwood (CA)	Sunnyvale, CA	13,644,104.84		9,991,500.00	22,247,278.39	—	342,289.22
Bridford Lakes	Greensboro, NC	—		2,265,314.00	27,073,465.75	—	143,655.21
Bridge Creek	Wilsonville, OR	—		1,299,890.00	11,690,113.58	—	2,128,775.63
Bridgeport	Raleigh, NC	—		1,296,700.00	11,666,278.32	—	1,088,142.67
Bridgewater at Wells Crossing	Orange Park, FL	—		2,160,000.00	13,347,548.89	—	756,159.11
Brierwood	Jacksonville, FL	—		551,900.00	4,965,855.71	—	1,199,762.21
Brittany Square	Tulsa, OK	—		625,000.00	4,050,961.00	—	1,355,163.68
Broadview Oaks (REIT)	Pensacola, FL	1,842,765.38		201,000.00	1,809,184.92	—	164,748.98
Broadway	Garland, TX	5,892,280.94		1,443,700.00	7,790,989.43	—	1,045,838.06
Brookdale Village	Naperville, IL	10,991,722.03		3,276,000.00	16,293,470.97	—	886,523.98
Brookfield	Salt Lake City, UT	—		1,153,000.00	5,682,452.92	—	515,205.52
Brookridge	Centreville, VA	—		2,521,500.00	16,003,838.95	—	849,148.67
Brookside (CO)	Boulder, CO	—		3,600,400.00	10,211,158.98	—	243,320.39
Brookside (MD)	Frederick, MD	7,812,687.14		2,736,000.00	8,173,436.48	—	570,240.66
Brookside II (MD)	Frederick, MD	—		2,450,800.00	6,913,202.43	—	784,128.43
Brookside Place	Stockton, CA	4,658,000.00		625,000.00	4,656,690.78	—	121,115.35
Brooksyde Apts	West Hartford, CT		(P)	594,711.19	3,975,522.58	—	166,382.08
Burgundy Studios	Middletown, CT		(P)	395,238.20	2,642,086.50	—	138,520.22
Burwick Farms	Howell, MI		(Q)	1,104,600.00	9,932,206.94	—	587,381.29
Calais	Arlington, TX	—		1,118,900.00	10,070,076.01	—	880,235.24
Cambridge at Hickory Hollow	Antioch, TN		(J)	3,240,800.00	17,900,032.88	—	773,569.56
Cambridge Commons I	Indianapolis, IN	—		179,139.19	1,578,077.45	—	273,978.21
Cambridge Commons II	Indianapolis, IN	844,998.64		141,845.25	1,249,511.25	—	210,407.37
Cambridge Commons III	Indianapolis, IN	—		98,124.94	864,737.63	—	168,970.86
Cambridge Estates	Norwich,CT	—		590,184.84	3,945,264.85	—	117,976.00
Cambridge Village	Lewisville, TX	—		801,300.00	8,762,606.48	—	761,676.50
Camellero	Scottsdale, AZ	—		1,924,900.00	17,324,592.87	—	3,643,304.47
Camellia Court I (Col)	Columbus, OH	—		133,058.78	1,172,392.84	—	133,292.26
Camellia Court I (Day)	Dayton, OH	1,055,461.46		131,858.32	1,162,065.53	—	155,078.28
Camellia Court II (Col)	Columbus, OH	910,416.72		118,420.87	1,043,416.87	—	112,796.96
Camellia Court II (Day)	Dayton, OH	—		131,570.85	1,159,282.59	—	103,927.52
Candlelight I	Brooksville, FL	582,447.48		105,000.27	925,166.77	—	86,714.96
Candlelight II	Brooksville, FL	575,370.55		95,061.25	837,593.20	—	96,415.40
Canterbury	Germantown, MD	31,680,000.00		2,781,300.00	28,442,497.98	—	2,137,880.66
Canterbury Crossings	Lake Mary, FL	—		273,670.75	2,411,537.51	—	108,944.30
Canterchase	Nashville, TN	—		863,600.00	7,762,804.13	—	972,953.54
Canyon Creek (CA)	San Ramon, CA	28,000,000.00		5,425,000.00	16,989,210.10	—	358,033.93
Canyon Crest	Santa Clarita, CA	—		2,370,000.00	10,141,878.44	—	525,313.32
Canyon Ridge	San Diego, CA	—		4,869,448.00	11,955,063.50	—	427,375.28
Capital Ridge (REIT)	Tallahassee, FL	—		177,900.00	1,601,157.16	—	123,094.59
Cardinal, The	Greensboro, NC	—		1,281,200.00	11,850,556.68	—	415,510.48
Carleton Court (WV)	Cross Lanes, WV	1,259,937.52		196,222.37	1,728,932.91	—	127,229.85
Carmel Terrace	San Diego, CA	—		2,288,300.00	20,596,280.88	—	1,017,628.09
Carolina Crossing	Greenville, SC	—		550,200.00	4,949,618.55	—	562,965.61
Carriage Hill	Dublin, GA	—		131,910.67	1,162,576.76	—	55,212.90
Carriage Homes at Wyndham	Glen Allen, VA	—		1,736,000.00	27,476,005.88	—	249,470.28
Casa Capricorn	San Diego, CA	—		1,262,700.00	11,365,093.09	—	1,064,170.37
Casa Ruiz	San Diego, CA	—		3,922,400.00	9,389,153.21	—	947,962.55
Cascade at Landmark	Alexandria, VA	—		3,603,400.00	19,657,553.75	—	1,533,325.59
Catalina Shores	Las Vegas, NV	—		1,227,000.00	11,042,866.93	—	1,141,607.10
Cedar Crest	Overland Park, KS		(R)	2,160,700.00	19,424,617.27	—	2,908,333.99
Cedar Glen	Reading, MA	4,432,007.84		1,248,505.45	8,346,003.34	—	123,348.79
Cedar Hill	Knoxville, TN	1,413,125.00		204,792.35	1,804,443.80	—	154,837.43
Cedargate (GA)	Lawrenceville, GA	—		205,043.45	1,806,656.21	—	42,536.68
Cedargate (MI)	Michigan City, IN	768,509.69		120,378.15	1,060,662.66	—	60,655.97
Cedargate (She)	Shelbyville, KY	1,144,831.50		158,685.33	1,398,040.66	—	108,775.03
Cedargate I (Cla)	Clayton, OH	1,189,237.36		159,599.20	1,406,492.86	—	166,624.53
Cedargate I (IN)	Bloomington, IN	—		191,650.35	1,688,648.45	—	159,431.99
Cedargate I (OH)	Lancaster, OH	2,198,700.18		240,586.83	2,119,432.15	—	257,957.47
Cedargate II (IN)	Bloomington, IN	—		165,040.72	1,454,188.64	—	120,815.10
Cedargate II (OH)	Lancaster, OH	685,158.40		87,618.08	771,911.76	—	100,691.46
Cedarwood I (Bel)	Belpre, OH	—		82,081.62	722,449.49	—	39,511.51
Cedarwood I (FL)	Ocala, FL	104,000.00		119,469.60	1,052,657.37	—	128,236.34
Cedarwood I (IN)	Goshen, IN	1,847,634.16		251,744.93	2,218,126.20	—	228,194.78
Cedarwood I (KY)	Lexington, KY	—		106,680.72	939,874.44	—	150,640.08
Cedarwood II (FL)	Ocala, FL	—		98,372.48	866,768.77	—	67,618.09
Cedarwood II (KY)	Lexington, KY	969,000.00		106,724.20	940,356.51	—	143,412.09
Cedarwood III (KY)	Lexington, KY	—		102,491.11	902,659.39	—	110,895.47
CenterPointe	Beaverton, OR	—		3,432,000.00	15,708,852.54	—	1,449,212.75
Centre Club	Ontario, CA	—		5,616,000.00	23,485,891.14	—	534,755.78
Centre Club II	Ontario, CA	—		1,820,000.00	9,516,938.27	—	3,652.60
Centre Lake III	Miami, FL	—		685,601.35	6,039,979.05	—	728,324.50
Champion Oaks	Houston, TX	—		931,900.00	8,389,393.77	—	958,039.09
Champions Club	Glen Allen, VA	—		954,000.00	12,417,167.33	—	512,382.29
Chandler Court	Chandler, AZ	—		1,353,100.00	12,175,172.59	—	1,986,188.92
Chantecleer Lakes	Naperville, IL	—		6,689,400.00	16,332,279.04	—	1,127,212.15
Chardonnay Park	Redmond, WA	3,289,455.09		1,297,500.00	6,709,092.62	—	674,516.23
Charing Cross	Bowling Green, OH	—		154,584.44	1,362,057.38	—	131,712.30

Description		Gross Amount Carried at Close of Period 12/31/02		Total(B)	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Latest Income Statement(C)
Apartment Name	Location	Land	Building & Fixtures(A)
Branchwood	Winter Park, FL	324,068.53	3,151,990.07	3,476,058.60	(405,502.38)	1981	30 Years
Brandon Court	Bloomington, IN	170,635.75	1,791,591.98	1,962,227.73	(240,897.75)	1984	30 Years
Brandywine E.	Winter Haven, FL	88,126.47	822,343.31	910,469.78	(105,033.79)	1981	30 Years
Breckinridge	Lexington, KY	1,648,300.00	15,913,383.52	17,561,683.52	(3,269,880.10)	1986-1987	30 Years
Brentwood	Vancouver, WA	1,357,221.39	13,468,305.61	14,825,527.00	(4,108,939.39)	1990	30 Years
Breton Mill	Houston, TX	212,820.00	9,647,118.94	9,859,938.94	(3,421,526.29)	1986	30 Years
Briar Knoll Apts	Vernon, CT	928,971.99	6,398,751.69	7,327,723.68	(529,659.75)	1986	30 Years
Briarwood (CA)	Sunnyvale, CA	9,991,500.00	22,589,567.61	32,581,067.61	(3,529,754.51)	1985	30 Years
Bridford Lakes	Greensboro, NC	2,265,314.00	27,217,120.96	29,482,434.96	(3,933,130.04)	1999	30 Years
Bridge Creek	Wilsonville, OR	1,299,890.00	13,818,889.21	15,118,779.21	(5,011,120.31)	1987	30 Years
Bridgeport	Raleigh, NC	1,296,700.00	12,754,420.99	14,051,120.99	(4,409,859.29)	1990	30 Years
Bridgewater at Wells Crossing	Orange Park, FL	2,160,000.00	14,103,708.00	16,263,708.00	(1,642,245.52)	1986	30 Years
Brierwood	Jacksonville, FL	551,900.00	6,165,617.92	6,717,517.92	(1,904,230.66)	1974	30 Years
Brittany Square	Tulsa, OK	625,000.00	5,406,124.68	6,031,124.68	(3,452,725.42)	1982	30 Years
Broadview Oaks (REIT)	Pensacola, FL	201,000.00	1,973,933.90	2,174,933.90	(151,993.45)	1985	30 Years
Broadway	Garland, TX	1,443,700.00	8,836,827.49	10,280,527.49	(1,801,059.82)	1983	30 Years
Brookdale Village	Naperville, IL	3,276,000.00	17,179,994.95	20,455,994.95	(2,239,335.97)	1986	30 Years
Brookfield	Salt Lake City, UT	1,153,000.00	6,197,658.44	7,350,658.44	(1,309,197.33)	1985	30 Years
Brookridge	Centreville, VA	2,521,500.00	16,852,987.62	19,374,487.62	(3,331,704.58)	1989	30 Years
Brookside (CO)	Boulder, CO	3,600,400.00	10,454,479.37	14,054,879.37	(1,752,699.67)	1993	30 Years
Brookside (MD)	Frederick, MD	2,736,000.00	8,743,677.14	11,479,677.14	(1,261,896.28)	1993	30 Years
Brookside II (MD)	Frederick, MD	2,450,800.00	7,697,330.86	10,148,130.86	(1,519,839.53)	1979	30 Years
Brookside Place	Stockton, CA	625,000.00	4,777,806.13	5,402,806.13	(301,436.41)	1981	30 Years
Brooksyde Apts	West Hartford, CT	594,711.19	4,141,904.66	4,736,615.85	(339,671.48)	1945	30 Years
Burgundy Studios	Middletown, CT	395,238.20	2,780,606.72	3,175,844.92	(245,809.12)	1973	30 Years
Burwick Farms	Howell, MI	1,104,600.00	10,519,588.23	11,624,188.23	(2,221,537.00)	1991	30 Years
Calais	Arlington, TX	1,118,900.00	10,950,311.25	12,069,211.25	(2,466,978.50)	1986	30 Years
Cambridge at Hickory Hollow	Antioch, TN	3,240,800.00	18,673,602.44	21,914,402.44	(3,719,177.23)	1997	30 Years
Cambridge Commons I	Indianapolis, IN	179,139.19	1,852,055.66	2,031,194.85	(288,564.16)	1986	30 Years
Cambridge Commons II	Indianapolis, IN	141,845.25	1,459,918.62	1,601,763.87	(222,217.38)	1987	30 Years
Cambridge Commons III	Indianapolis, IN	98,124.94	1,033,708.49	1,131,833.43	(172,280.79)	1988	30 Years
Cambridge Estates	Norwich,CT	590,184.84	4,063,240.85	4,653,425.69	(333,458.63)	1977	30 Years
Cambridge Village	Lewisville, TX	801,300.00	9,524,282.98	10,325,582.98	(2,135,449.65)	1987	30 Years
Camellero	Scottsdale, AZ	1,924,900.00	20,967,897.34	22,892,797.34	(6,711,144.61)	1979	30 Years
Camellia Court I (Col)	Columbus, OH	133,058.78	1,305,685.10	1,438,743.88	(176,737.77)	1981	30 Years
Camellia Court I (Day)	Dayton, OH	131,858.32	1,317,143.81	1,449,002.13	(184,513.98)	1981	30 Years
Camellia Court II (Col)	Columbus, OH	118,420.87	1,156,213.83	1,274,634.70	(148,592.66)	1984	30 Years
Camellia Court II (Day)	Dayton, OH	131,570.85	1,263,210.11	1,394,780.96	(161,969.15)	1982	30 Years
Candlelight I	Brooksville, FL	105,000.27	1,011,881.73	1,116,882.00	(134,524.48)	1982	30 Years
Candlelight II	Brooksville, FL	95,061.25	934,008.60	1,029,069.85	(137,096.98)	1985	30 Years
Canterbury	Germantown, MD	2,781,300.00	30,580,378.64	33,361,678.64	(9,010,626.91)	1986	30 Years
Canterbury Crossings	Lake Mary, FL	273,670.75	2,520,481.81	2,794,152.56	(308,966.06)	1983	30 Years
Canterchase	Nashville, TN	863,600.00	8,735,757.67	9,599,357.67	(2,379,613.81)	1985	30 Years
Canyon Creek (CA)	San Ramon, CA	5,425,000.00	17,347,244.03	22,772,244.03	(1,027,338.17)	1984	30 Years
Canyon Crest	Santa Clarita, CA	2,370,000.00	10,667,191.76	13,037,191.76	(1,510,591.80)	1993	30 Years
Canyon Ridge	San Diego, CA	4,869,448.00	12,382,438.78	17,251,886.78	(2,331,729.52)	1989	30 Years
Capital Ridge (REIT)	Tallahassee, FL	177,900.00	1,724,251.75	1,902,151.75	(127,298.07)	1983	30 Years
Cardinal, The	Greensboro, NC	1,281,200.00	12,266,067.16	13,547,267.16	(2,649,958.24)	1994	30 Years
Carleton Court (WV)	Cross Lanes, WV	196,222.37	1,856,162.76	2,052,385.13	(239,743.87)	1985	30 Years
Carmel Terrace	San Diego, CA	2,288,300.00	21,613,908.97	23,902,208.97	(6,400,399.66)	1988-89	30 Years
Carolina Crossing	Greenville, SC	550,200.00	5,512,584.16	6,062,784.16	(1,201,496.58)	1988-89	30 Years
Carriage Hill	Dublin, GA	131,910.67	1,217,789.66	1,349,700.33	(158,220.02)	1985	30 Years
Carriage Homes at Wyndham	Glen Allen, VA	1,736,000.00	27,725,476.16	29,461,476.16	(4,105,532.57)	1999	30 Years
Casa Capricorn	San Diego, CA	1,262,700.00	12,429,263.46	13,691,963.46	(2,882,378.24)	1981	30 Years
Casa Ruiz	San Diego, CA	3,922,400.00	10,337,115.76	14,259,515.76	(2,106,148.99)	1976-1986	30 Years
Cascade at Landmark	Alexandria, VA	3,603,400.00	21,190,879.34	24,794,279.34	(4,349,124.95)	1990	30 Years
Catalina Shores	Las Vegas, NV	1,227,000.00	12,184,474.03	13,411,474.03	(3,892,990.80)	1989	30 Years
Cedar Crest	Overland Park, KS	2,160,700.00	22,332,951.26	24,493,651.26	(6,069,610.49)	1986	30 Years
Cedar Glen	Reading, MA	1,248,505.45	8,469,352.13	9,717,857.58	(661,131.16)	1980	30 Years
Cedar Hill	Knoxville, TN	204,792.35	1,959,281.23	2,164,073.58	(249,114.38)	1986	30 Years
Cedargate (GA)	Lawrenceville, GA	205,043.45	1,849,192.89	2,054,236.34	(223,172.16)	1983	30 Years
Cedargate (MI)	Michigan City, IN	120,378.15	1,121,318.63	1,241,696.78	(145,040.73)	1983	30 Years
Cedargate (She)	Shelbyville, KY	158,685.33	1,506,815.69	1,665,501.02	(190,307.62)	1984	30 Years
Cedargate I (Cla)	Clayton, OH	159,599.20	1,573,117.39	1,732,716.59	(205,420.59)	1984	30 Years
Cedargate I (IN)	Bloomington, IN	191,650.35	1,848,080.44	2,039,730.79	(237,488.19)	1983	30 Years
Cedargate I (OH)	Lancaster, OH	240,586.83	2,377,389.62	2,617,976.45	(308,000.72)	1982	30 Years
Cedargate II (IN)	Bloomington, IN	165,040.72	1,575,003.74	1,740,044.46	(199,857.85)	1985	30 Years
Cedargate II (OH)	Lancaster, OH	87,618.08	872,603.22	960,221.30	(120,717.73)	1983	30 Years
Cedarwood I (Bel)	Belpre, OH	82,081.62	761,961.00	844,042.62	(99,701.97)	1980	30 Years
Cedarwood I (FL)	Ocala, FL	119,469.60	1,180,893.71	1,300,363.31	(159,545.51)	1978	30 Years
Cedarwood I (IN)	Goshen, IN	251,744.93	2,446,320.98	2,698,065.91	(316,976.26)	1983/84	30 Years
Cedarwood I (KY)	Lexington, KY	106,680.72	1,090,514.52	1,197,195.24	(153,954.66)	1984	30 Years
Cedarwood II (FL)	Ocala, FL	98,372.48	934,386.86	1,032,759.34	(120,360.95)	1980	30 Years
Cedarwood II (KY)	Lexington, KY	106,724.20	1,083,768.60	1,190,492.80	(150,696.12)	1986	30 Years
Cedarwood III (KY)	Lexington, KY	102,491.11	1,013,554.86	1,116,045.97	(136,708.05)	1986	30 Years
CenterPointe	Beaverton, OR	3,432,000.00	17,158,065.29	20,590,065.29	(474,597.59)	1996	30 Years
Centre Club	Ontario, CA	5,616,000.00	24,020,646.92	29,636,646.92	(1,926,150.41)	1994	30 Years
Centre Club II	Ontario, CA	1,820,000.00	9,520,590.87	11,340,590.87	(175,281.71)	2002	30 Years
Centre Lake III	Miami, FL	685,601.35	6,768,303.55	7,453,904.90	(816,358.99)	1986	30 Years
Champion Oaks	Houston, TX	931,900.00	9,347,432.86	10,279,332.86	(3,111,046.47)	1984	30 Years
Champions Club	Glen Allen, VA	954,000.00	12,929,549.62	13,883,549.62	(2,083,407.05)	1988	30 Years
Chandler Court	Chandler, AZ	1,353,100.00	14,161,361.51	15,514,461.51	(4,117,660.75)	1987	30 Years
Chantecleer Lakes	Naperville, IL	6,689,400.00	17,459,491.19	24,148,891.19	(3,535,914.99)	1986	30 Years
Chardonnay Park	Redmond, WA	1,297,500.00	7,383,608.85	8,681,108.85	(1,471,436.39)	1982-1989	30 Years
Charing Cross	Bowling Green, OH	154,584.44	1,493,769.68	1,648,354.12	(191,971.03)	1978	30 Years

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net)(E)
Apartment Name	Location	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures
Chartwell Court	Houston, TX	—		1,215,700.00	12,801,855.12	—	365,257.93
Chatelaine Park	Duluth, GA	—		1,818,000.00	24,489,671.38	—	543,813.32
Chatham Wood	High Point, NC	—		700,000.00	8,311,883.72	—	331,436.73
Chelsea Square	Redmond, WA	4,407,582.28		3,397,100.00	9,289,074.04	—	240,754.26
Cherry Creek I, II, & III (TN)	Hermitage, TN	—		2,942,345.09	45,726,837.84	—	856,139.74
Cherry Glen I	Indianapolis, IN	3,032,014.91		335,595.73	2,957,360.11	—	312,254.84
Cherry Hill	Seattle, WA	—		700,100.00	6,300,112.11	—	202,739.80
Cherry Tree	Rosedale, MD	—		352,002.83	3,101,016.51	—	249,599.94
Chestnut Glen	Abington, MA	6,143,479.16		1,178,964.91	7,881,139.12	—	153,497.58
Chestnut Hills	Puyallup, WA	—		756,300.00	6,806,634.86	—	528,360.48
Chickasaw Crossing	Orlando, FL	11,681,826.99		2,044,000.00	12,366,832.33	—	370,516.91
Chimneys	Charlotte, NC	—		907,100.00	8,154,673.96	—	676,694.70
Cierra Crest	Denver, CO		(R)	4,803,100.00	34,894,897.55	—	858,329.00
Cimarron Ridge	Aurora, CO	—		1,591,100.00	14,320,031.12	—	1,530,836.66
Claire Point	Jacksonville, FL	—		2,048,000.00	14,649,393.06	—	657,266.38
Clarion	Decatur, GA	—		1,504,300.00	13,537,919.35	—	543,982.78
Clarys Crossing	Columbia, MD	—		891,000.00	15,489,720.93	—	506,790.63
Classic, The	Stamford, CT	—		2,883,500.00	20,250,746.07	—	1,553,692.75
Clearlake Pines II	Cocoa, FL	852,751.45		119,279.73	1,050,834.38	—	120,192.55
Clearview I	Greenwood, IN	12,735.00		182,205.53	1,605,429.32	—	165,738.29
Clearview II	Greenwood, IN	—		226,963.05	1,999,791.79	—	135,531.04
Clearwater	Eastlake, OH	1,008,377.00		128,303.10	1,130,691.12	—	99,706.39
Cloisters on the Green	Lexington, KY	—		187,074.00	1,746,721.00	—	2,898,501.66
Club at Tanasbourne	Hillsboro, OR		(Q)	3,521,300.00	16,257,934.39	—	1,433,124.28
Club at the Green	Beaverton, OR	—		2,030,950.00	12,616,747.23	—	906,849.15
Coach Lantern	Scarborough, ME	—		452,900.00	4,405,723.00	—	343,864.61
Coachlight Village	Agawam, MA		(P)	501,725.60	3,353,932.93	—	58,361.76
Coachman Trails	Plymouth, MN	6,271,987.14		1,227,000.00	9,517,380.81	—	597,088.00
Cobblestone Village	Fresno, CA	6,000,000.00		315,000.00	5,061,625.24	—	111,569.64
Coconut Palm Club	Coconut Creek, GA	—		3,001,700.00	17,678,928.33	—	583,000.83
Colinas Pointe	Denver, CO	—		1,587,400.00	14,285,902.00	—	648,527.29
Collier Ridge	Atlanta, GA	—		5,100,000.00	20,425,822.03	—	1,629,241.36
Colonial Village	Plainville,CT		(P)	693,575.43	4,636,409.75	—	297,597.04
Colony Place	Fort Myers, FL	—		1,500,000.00	20,920,274.21	—	532,472.89
Colony Woods	Birmingham, AL	—		1,657,300.00	21,787,685.65	—	570,796.68
Concord Square (IN)	Kokomo, IN	—		123,246.64	1,085,962.20	—	115,666.70
Concord Square I (OH)	Mansfield, OH	—		164,124.19	1,446,312.98	—	138,643.80
Conway Court	Roslindale, MA	455,187.56		101,451.21	678,180.58	—	15,595.34
Conway Station	Orlando, FL	—		1,936,000.00	10,852,858.15	—	618,460.25
Copper Canyon	Highlands Ranch, CO		(O)	1,443,000.00	16,251,113.68	—	145,974.01
Copper Creek	Tempe, AZ	—		1,017,400.00	9,148,067.60	—	613,795.69
Copper Terrace	Orlando, FL	—		1,200,000.00	17,887,868.22	—	958,721.37
Copperfield	San Antonio, TX	—		791,200.00	7,121,171.12	—	968,136.84
Country Brook	Chandler, AZ	—		1,505,219.00	29,542,534.77	—	952,454.47
Country Club Place (FL)	Pembroke Pines, FL	—		912,000.00	10,016,543.20	—	707,438.44
Country Club Village	Mill Creek, WA	—		1,150,500.00	10,352,178.59	—	741,846.88
Country Club Woods	Mobile, AL(T)	4,067,771.32		230,090.89	5,561,463.88	—	480,110.94
Country Gables	Beaverton, OR	7,615,681.14		2,780,500.00	14,219,449.24	—	2,206,840.46
Country Oaks	Agoura Hills, CA	29,412,000.00		6,105,000.00	19,963,237.07	—	284,354.59
Country Place	Birmingham, AL(T)	1,746,386.20		75,562.14	1,817,198.29	—	233,860.97
Country Ridge	Farmington Hills, MI		(J)	1,621,950.00	14,596,964.22	—	1,619,074.45
Countryside I	Daytona Beach, FL	—		136,664.58	1,204,163.85	—	195,866.65
Countryside II	Daytona Beach, FL	—		234,633.36	2,067,375.58	—	147,158.11
Countryside III (REIT)	Daytona Beach, FL	403,280.89		80,000.00	719,868.20	—	36,087.44
Countryside Manor	Douglasville, GA	—		298,186.45	2,627,347.60	—	235,077.02
Cove at Fishers Landing	Vancouver, WA	—		2,277,000.00	15,656,886.78	—	25,587.53
Coventry at Cityview	Fort Worth, TX	—		2,160,000.00	23,072,847.21	—	607,844.59
Creekside (San Mateo)	San Mateo, CA		(R)	9,606,600.00	21,193,231.54	—	468,753.02
Creekside Homes at Legacy	Plano. TX	—		4,560,000.00	32,275,747.98	—	572,327.27
Creekside Village	Mountlake Terrace, WA	13,342,944.47		2,807,600.00	25,270,593.68	—	2,066,788.62
Creekwood	Charlotte, NC	—		1,861,700.00	16,740,568.56	—	1,304,524.51
Crescent at Cherry Creek	Denver, CO		(O)	2,594,000.00	15,149,469.76	—	558,465.72
Cross Creek	Matthews, NC		(R)	3,151,600.00	20,295,924.81	—	718,922.40
Crosswinds	St. Petersburg, FL	—		1,561,200.00	5,756,821.52	—	800,639.16
Crown Court	Scottsdale, AZ		(S)	3,156,600.00	28,414,599.11	—	1,735,175.66
Crystal Creek	Phoenix, AZ	—		953,500.00	8,581,704.26	—	1,134,573.38
Crystal Village	Attleboro, MA	—		1,369,000.00	4,989,028.15	—	684,838.53
Cypress	Panama City, FL	1,357,332.70		171,882.34	1,514,635.71	—	197,879.98
Cypress Point	Las Vegas, NV	—		959,690.00	8,636,550.62	—	1,292,516.42
Daniel Court	Cincinnati, OH	2,243,713.47		334,100.71	2,943,516.33	—	489,646.57
Dartmouth Place I	Kent, OH	—		151,770.96	1,337,421.54	—	187,481.27
Dartmouth Place II	Kent, OH	—		130,101.56	1,146,336.54	—	108,380.16
Dartmouth Woods	Lakewood, CO		(J)	1,609,800.00	10,832,754.24	—	574,208.17
Dean Estates	Taunton, MA	—		498,079.65	3,329,560.49	—	66,025.85
Dean Estates II	Cranston, RI		(P)	308,456.89	2,061,971.13	—	147,356.77
Deerbrook	Jacksonville, FL	—		1,008,000.00	8,845,716.24	—	509,093.37
Deerfield	Denver, CO	9,100,000.00		1,260,000.00	7,747,923.18	—	276,832.76
Deerwood (Corona)	Corona, CA	14,467,908.70		4,742,200.00	20,272,892.01	—	1,075,335.83
Deerwood (FL)	Eustis, FL	834,988.71		114,948.15	1,012,818.51	—	94,284.49
Deerwood (SD)	San Diego, CA	—		2,082,095.00	18,739,815.37	—	3,938,068.08
Deerwood Meadows	Greensboro, NC	—		986,743.00	7,204,361.73	—	1,051,154.17
Defoor Village	Atlanta, GA	—		2,966,400.00	10,570,210.33	—	249,454.83
Desert Homes	Phoenix, AZ	—		1,481,050.00	13,390,248.53	—	1,707,951.74
Dogwood Glen I	Indianapolis, IN	1,702,607.00		240,854.78	2,122,193.09	—	180,610.91
Dogwood Glen II	Indianapolis, IN	1,292,664.46		202,396.77	1,783,336.09	—	137,891.25

Description		Gross Amount Carried at Close of Period 12/31/02		Total(B)	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Latest Income Statement(C)
Apartment Name	Location	Land	Building & Fixtures(A)
Chartwell Court	Houston, TX	1,215,700.00	13,167,113.05	14,382,813.05	(2,486,080.58)	1995	30 Years
Chatelaine Park	Duluth, GA	1,818,000.00	25,033,484.70	26,851,484.70	(3,799,409.75)	1995	30 Years
Chatham Wood	High Point, NC	700,000.00	8,643,320.45	9,343,320.45	(1,433,287.25)	1986	30 Years
Chelsea Square	Redmond, WA	3,397,100.00	9,529,828.30	12,926,928.30	(1,579,323.91)	1991	30 Years
Cherry Creek I, II, & III (TN)	Hermitage, TN	2,942,345.09	46,582,977.58	49,525,322.67	(6,316,753.77)	1986/96	30 Years
Cherry Glen I	Indianapolis, IN	335,595.73	3,269,614.95	3,605,210.68	(444,481.67)	1986/87	30 Years
Cherry Hill	Seattle, WA	700,100.00	6,502,851.91	7,202,951.91	(1,365,241.07)	1991	30 Years
Cherry Tree	Rosedale, MD	352,002.83	3,350,616.45	3,702,619.28	(415,345.85)	1986	30 Years
Chestnut Glen	Abington, MA	1,178,964.91	8,034,636.70	9,213,601.61	(644,166.24)	1983	30 Years
Chestnut Hills	Puyallup, WA	756,300.00	7,334,995.34	8,091,295.34	(1,629,220.77)	1991	30 Years
Chickasaw Crossing	Orlando, FL	2,044,000.00	12,737,349.24	14,781,349.24	(2,094,974.50)	1986	30 Years
Chimneys	Charlotte, NC	907,100.00	8,831,368.66	9,738,468.66	(1,977,585.17)	1974	30 Years
Cierra Crest	Denver, CO	4,803,100.00	35,753,226.55	40,556,326.55	(6,554,393.14)	1996	30 Years
Cimarron Ridge	Aurora, CO	1,591,100.00	15,850,867.78	17,441,967.78	(3,777,019.13)	1984	30 Years
Claire Point	Jacksonville, FL	2,048,000.00	15,306,659.44	17,354,659.44	(2,501,002.68)	1986	30 Years
Clarion	Decatur, GA	1,504,300.00	14,081,902.13	15,586,202.13	(2,714,770.16)	1990	30 Years
Clarys Crossing	Columbia, MD	891,000.00	15,996,511.56	16,887,511.56	(2,496,957.35)	1984	30 Years
Classic, The	Stamford, CT	2,883,500.00	21,804,438.82	24,687,938.82	(4,145,856.13)	1990	30 Years
Clearlake Pines II	Cocoa, FL	119,279.73	1,171,026.93	1,290,306.66	(153,224.83)	1985	30 Years
Clearview I	Greenwood, IN	182,205.53	1,771,167.61	1,953,373.14	(241,191.56)	1986	30 Years
Clearview II	Greenwood, IN	226,963.05	2,135,322.83	2,362,285.88	(275,261.04)	1987	30 Years
Clearwater	Eastlake, OH	128,303.10	1,230,397.51	1,358,700.61	(152,049.27)	1986	30 Years
Cloisters on the Green	Lexington, KY	187,074.00	4,645,222.66	4,832,296.66	(3,703,596.26)	1974	30 Years
Club at Tanasbourne	Hillsboro, OR	3,521,300.00	17,691,058.67	21,212,358.67	(4,092,301.48)	1990	30 Years
Club at the Green	Beaverton, OR	2,030,950.00	13,523,596.38	15,554,546.38	(3,126,844.83)	1991	30 Years
Coach Lantern	Scarborough, ME	452,900.00	4,749,587.61	5,202,487.61	(920,091.38)	1971/1981	30 Years
Coachlight Village	Agawam, MA	501,725.60	3,412,294.69	3,914,020.29	(281,230.32)	1967	30 Years
Coachman Trails	Plymouth, MN	1,227,000.00	10,114,468.81	11,341,468.81	(1,756,886.12)	1987	30 Years
Cobblestone Village	Fresno, CA	315,000.00	5,173,194.88	5,488,194.88	(374,459.16)	1983	30 Years
Coconut Palm Club	Coconut Creek, GA	3,001,700.00	18,261,929.16	21,263,629.16	(3,218,296.35)	1992	30 Years
Colinas Pointe	Denver, CO	1,587,400.00	14,934,429.29	16,521,829.29	(3,156,380.97)	1986	30 Years
Collier Ridge	Atlanta, GA	5,100,000.00	22,055,063.39	27,155,063.39	(3,189,901.24)	1980	30 Years
Colonial Village	Plainville,CT	693,575.43	4,934,006.79	5,627,582.22	(397,529.48)	1968	30 Years
Colony Place	Fort Myers, FL	1,500,000.00	21,452,747.10	22,952,747.10	(3,363,215.38)	1991	30 Years
Colony Woods	Birmingham, AL	1,657,300.00	22,358,482.33	24,015,782.33	(3,715,384.97)	1991/1994	30 Years
Concord Square (IN)	Kokomo, IN	123,246.64	1,201,628.90	1,324,875.54	(149,432.54)	1983	30 Years
Concord Square I (OH)	Mansfield, OH	164,124.19	1,584,956.78	1,749,080.97	(206,254.04)	1981/83	30 Years
Conway Court	Roslindale, MA	101,451.21	693,775.92	795,227.13	(61,772.84)	1920	30 Years
Conway Station	Orlando, FL	1,936,000.00	11,471,318.40	13,407,318.40	(1,851,055.85)	1987	30 Years
Copper Canyon	Highlands Ranch, CO	1,443,000.00	16,397,087.69	17,840,087.69	(2,237,642.12)	1999	30 Years
Copper Creek	Tempe, AZ	1,017,400.00	9,761,863.29	10,779,263.29	(2,114,446.23)	1984	30 Years
Copper Terrace	Orlando, FL	1,200,000.00	18,846,589.59	20,046,589.59	(3,049,494.18)	1989	30 Years
Copperfield	San Antonio, TX	791,200.00	8,089,307.96	8,880,507.96	(2,048,754.72)	1984	30 Years
Country Brook	Chandler, AZ	1,505,219.00	30,494,989.24	32,000,208.24	(5,647,782.47)	1986-1996	30 Years
Country Club Place (FL)	Pembroke Pines, FL	912,000.00	10,723,981.64	11,635,981.64	(1,775,778.57)	1987	30 Years
Country Club Village	Mill Creek, WA	1,150,500.00	11,094,025.47	12,244,525.47	(2,378,269.95)	1991	30 Years
Country Club Woods	Mobile, AL(T)	230,090.89	6,041,574.82	6,271,665.71	(813,593.71)	1975	30 Years
Country Gables	Beaverton, OR	2,780,500.00	16,426,289.70	19,206,789.70	(3,656,981.98)	1991	30 Years
Country Oaks	Agoura Hills, CA	6,105,000.00	20,247,591.66	26,352,591.66	(1,186,577.30)	1985	30 Years
Country Place	Birmingham, AL(T)	75,562.14	2,051,059.26	2,126,621.40	(275,461.71)	1978	30 Years
Country Ridge	Farmington Hills, MI	1,621,950.00	16,216,038.67	17,837,988.67	(4,055,997.49)	1986	30 Years
Countryside I	Daytona Beach, FL	136,664.58	1,400,030.50	1,536,695.08	(197,069.57)	1982	30 Years
Countryside II	Daytona Beach, FL	234,633.36	2,214,533.69	2,449,167.05	(286,145.81)	1982	30 Years
Countryside III (REIT)	Daytona Beach, FL	80,000.00	755,955.64	835,955.64	(58,560.24)	1983	30 Years
Countryside Manor	Douglasville, GA	298,186.45	2,862,424.62	3,160,611.07	(367,558.16)	1985	30 Years
Cove at Fishers Landing	Vancouver, WA	2,277,000.00	15,682,474.31	17,959,474.31	(270,855.49)	1993	30 Years
Coventry at Cityview	Fort Worth, TX	2,160,000.00	23,680,691.80	25,840,691.80	(3,670,446.57)	1996	30 Years
Creekside (San Mateo)	San Mateo, CA	9,606,600.00	21,661,984.56	31,268,584.56	(3,505,807.44)	1985	30 Years
Creekside Homes at Legacy	Plano. TX	4,560,000.00	32,848,075.25	37,408,075.25	(4,952,089.92)	1998	30 Years
Creekside Village	Mountlake Terrace, WA	2,807,600.00	27,337,382.30	30,144,982.30	(8,470,270.81)	1987	30 Years
Creekwood	Charlotte, NC	1,861,700.00	18,045,093.07	19,906,793.07	(3,664,190.84)	1987-1990	30 Years
Crescent at Cherry Creek	Denver, CO	2,594,000.00	15,707,935.48	18,301,935.48	(2,990,039.98)	1994	30 Years
Cross Creek	Matthews, NC	3,151,600.00	21,014,847.21	24,166,447.21	(3,680,108.69)	1989	30 Years
Crosswinds	St. Petersburg, FL	1,561,200.00	6,557,460.68	8,118,660.68	(1,649,184.76)	1986	30 Years
Crown Court	Scottsdale, AZ	3,156,600.00	30,149,774.77	33,306,374.77	(6,506,458.93)	1987	30 Years
Crystal Creek	Phoenix, AZ	953,500.00	9,716,277.64	10,669,777.64	(3,048,044.12)	1985	30 Years
Crystal Village	Attleboro, MA	1,369,000.00	5,673,866.68	7,042,866.68	(1,163,484.64)	1974	30 Years
Cypress	Panama City, FL	171,882.34	1,712,515.69	1,884,398.03	(225,356.64)	1985	30 Years
Cypress Point	Las Vegas, NV	959,690.00	9,929,067.04	10,888,757.04	(3,294,031.19)	1989	30 Years
Daniel Court	Cincinnati, OH	334,100.71	3,433,162.90	3,767,263.61	(482,121.21)	1985	30 Years
Dartmouth Place I	Kent, OH	151,770.96	1,524,902.81	1,676,673.77	(197,151.14)	1982	30 Years
Dartmouth Place II	Kent, OH	130,101.56	1,254,716.70	1,384,818.26	(157,006.88)	1986	30 Years
Dartmouth Woods	Lakewood, CO	1,609,800.00	11,406,962.41	13,016,762.41	(2,420,202.76)	1990	30 Years
Dean Estates	Taunton, MA	498,079.65	3,395,586.34	3,893,665.99	(273,235.04)	1984	30 Years
Dean Estates II	Cranston, RI	308,456.89	2,209,327.90	2,517,784.79	(184,293.65)	1970	30 Years
Deerbrook	Jacksonville, FL	1,008,000.00	9,354,809.61	10,362,809.61	(1,575,900.78)	1983	30 Years
Deerfield	Denver, CO	1,260,000.00	8,024,755.94	9,284,755.94	(542,514.95)	1983	30 Years
Deerwood (Corona)	Corona, CA	4,742,200.00	21,348,227.84	26,090,427.84	(4,285,068.67)	1992	30 Years
Deerwood (FL)	Eustis, FL	114,948.15	1,107,103.00	1,222,051.15	(152,179.03)	1982	30 Years
Deerwood (SD)	San Diego, CA	2,082,095.00	22,677,883.45	24,759,978.45	(8,029,943.51)	1990	30 Years
Deerwood Meadows	Greensboro, NC	986,743.00	8,255,515.90	9,242,258.90	(3,170,391.22)	1986	30 Years
Defoor Village	Atlanta, GA	2,966,400.00	10,819,665.16	13,786,065.16	(1,803,784.67)	1997	30 Years
Desert Homes	Phoenix, AZ	1,481,050.00	15,098,200.27	16,579,250.27	(4,149,985.52)	1982	30 Years
Dogwood Glen I	Indianapolis, IN	240,854.78	2,302,804.00	2,543,658.78	(298,999.69)	1986	30 Years
Dogwood Glen II	Indianapolis, IN	202,396.77	1,921,227.34	2,123,624.11	(257,294.89)	1987	30 Years

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net)(E)
Apartment Name	Location	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures
Dos Caminos	Scottsdale, AZ	—		1,727,900.00	15,567,778.26	—	1,145,569.69
Dover Place I	Eastlake, OH	—		244,293.77	2,152,494.39	—	203,981.26
Dover Place II	Eastlake, OH	1,563,616.65		230,895.36	2,034,241.71	—	119,642.42
Dover Place III	Eastlake, OH	740,843.45		119,835.15	1,055,878.24	—	43,074.27
Dover Place IV	Eastlake, OH	1,799,191.13		261,911.97	2,307,729.91	—	90,444.97
Driftwood	Atlantic Beach, FL	346,205.63		126,357.35	1,113,430.46	—	164,090.16
Duraleigh Woods	Raleigh, NC	—		1,629,000.00	19,917,749.59	—	1,565,657.65
Eagle Canyon	Chino Hills, CA	—		1,808,900.00	16,274,360.96	—	774,690.24
East Pointe	Charlotte, NC	8,765,736.97		1,365,900.00	12,295,246.21	—	1,605,146.06
Eastbridge	Dallas, TX	8,994,824.56		3,520,000.00	11,860,381.87	—	200,610.06
Edgewater	Bakersfield, CA	11,988,000.00		580,000.00	10,443,373.58	—	380,647.92
Edgewood	Woodinville, WA	5,188,906.51		1,070,100.00	9,632,980.07	—	919,087.28
Elmtree Park I	Indianapolis, IN	1,421,256.96		157,687.17	1,389,620.78	—	183,155.65
Elmtree Park II	Indianapolis, IN	893,556.02		114,114.14	1,005,454.90	—	148,741.79
Elmwood (GA)	Marietta, GA	—		183,756.45	1,619,094.62	—	110,628.64
Elmwood I (FL)	W. Palm Beach, FL	316,201.53		163,388.66	1,439,632.14	—	70,658.35
Elmwood II (FL)	W. Palm Beach, FL	1,279,156.92		179,743.41	1,582,960.29	—	100,094.89
Emerald Bay	Winter Park, FL	—		2,161,600.00	13,550,753.15	—	1,558,841.30
Emerald Place	Bermuda Dunes, CA	—		956,500.00	8,609,599.40	—	1,039,185.64
Emerson Place	Boston, MA(G)	—		14,855,000.00	57,751,194.60	—	8,323,911.48
Enclave, The	Tempe, AZ		(O)	1,500,192.00	19,281,398.59	—	323,982.34
Enclave at Winston Park	Coconut Creek, FL	—		5,560,000.00	19,939,323.93	—	—
English Hills	Charlotte, NC	—		1,260,000.00	12,554,291.22	—	579,637.83
Esprit Del Sol	Solana Beach, CA	—		5,111,200.00	11,910,438.14	—	534,931.32
Essex Place	Overland Park, KS	—		1,835,400.00	16,513,585.66	—	3,399,109.21
Essex Place (FL)	Tampa, FL	—		1,188,000.00	7,106,384.37	—	459,242.31
Ethans Glen III	Kansas City, MO	2,364,258.00		246,500.00	2,223,049.34	—	175,813.08
Ethans Ridge I	Kansas City, MO	16,216,607.00		1,948,300.00	17,573,969.73	—	3,557,481.74
Ethans Ridge II	Kansas City, MO	10,981,324.00		1,468,134.66	13,183,141.26	—	912,070.17
Fairfield	Stamford, CT(G)	—		6,510,200.00	39,690,120.06	—	503,902.86
Fairland Gardens	Silver Spring, MD	—		6,000,000.00	19,972,183.10	—	1,364,359.65
Farnham Park	Houston, TX	10,980,254.71		1,512,600.00	14,233,759.62	—	441,361.67
Feather River	Stockton, CA	4,867,000.00		770,000.00	4,210,036.16	—	364,699.10
Fernbrook Townhomes	Plymouth, MN	5,070,332.67		580,100.00	6,683,692.61	—	187,986.39
Fireside Park	Rockville, MD	8,280,834.73		4,248,000.00	10,136,319.94	—	632,203.80
Forest Glen	Pensacola, FL	—		161,548.49	1,423,618.28	—	210,267.87
Forest Place	Tampa, FL	10,481,033.95		1,708,000.00	8,612,028.53	—	497,819.73
Forest Ridge I & II	Arlington, TX		(S)	2,362,700.00	21,263,294.52	—	2,223,490.22
Forest Village	Macon, GA	—		224,021.80	1,973,876.21	—	165,848.39
Forsythia Court (KY)	Louisville, KY	1,839,951.39		279,450.32	2,462,186.82	—	233,850.25
Forsythia Court (MD)	Abingdon, MD	2,009,563.46		251,955.21	2,220,099.99	—	291,809.96
Forsythia Court II (MD)	Abingdon, MD	—		239,833.55	2,113,338.95	—	227,892.81
Fountain Place I	Eden Prairie, MN	24,653,106.00		2,405,068.29	21,694,116.90	—	907,504.24
Fountain Place II	Eden Prairie, MN	12,600,000.00		1,231,349.55	11,095,333.38	—	338,851.89
Fountainhead I	San Antonio, TX		(M)	1,205,816.00	5,200,240.60	—	368,227.53
Fountainhead II	San Antonio, TX		(M)	1,205,817.00	4,529,801.24	—	1,001,985.06
Fountainhead III	San Antonio, TX		(M)	1,205,816.00	4,399,092.50	—	1,002,629.09
Fountains at Flamingo	Las Vegas, NV		(S)	3,183,100.00	28,650,075.52	—	1,824,237.60
Four Lakes	Lisle, IL	—		1,868,347.54	10,265,690.03	—	10,666,254.35
Four Lakes 5	Lisle, IL		(M)	600,000.00	19,186,686.01	—	1,655,021.62
Four Lakes Athletic Club	Lisle, IL	—		50,000.00	153,488.68	—	5,700.00
Four Lakes Condo, LLC Phase I	Lisle, IL	—		51,740.35	268,225.15	—	652,924.63
Four Lakes Condo, LLC Phase II	Lisle, IL	—		249,541.93	1,281,305.23	—	2,513,601.64
Four Lakes Leasing Center	Lisle, IL	—		50,000.00	152,815.00	—	39,396.76
Four Winds	Fall River, MA		(P)	1,370,842.90	9,163,804.20	—	268,824.80
Fox Hill Apartments	Enfield, CT		(P)	1,129,018.28	7,547,256.07	—	223,178.51
Fox Hill Commons	Vernon, CT		(P)	478,502.81	3,198,693.32	—	79,667.55
Fox Ridge	Englewood, CO	20,300,000.00		2,490,000.00	17,509,781.22	—	445,930.47
Fox Run (WA)	Federal Way, WA	—		639,700.00	5,765,017.82	—	730,270.57
Foxcroft	Scarborough, ME	—		523,400.00	4,527,408.97	—	342,311.91
Foxhaven	Canton, OH	—		256,820.91	2,263,172.10	—	278,295.52
Foxton (MI)	Monroe, MI	—		156,362.50	1,377,823.99	—	93,287.56
Foxton II (OH)	Dayton, OH	—		165,805.54	1,460,832.47	—	99,827.54
Garden Court	Detriot, MI	2,033,915.49		351,531.69	3,096,890.33	—	151,221.07
Garden Lake	Riverdale, GA	—		1,466,900.00	13,186,716.06	—	633,784.56
Garden Terrace I	Tampa, FL	—		93,143.89	820,699.22	—	147,443.55
Garden Terrace II	Tampa, FL	—		97,119.68	855,730.21	—	117,485.22
Gatehouse at Pine Lake	Pembroke Pines, FL	—		1,896,600.00	17,070,794.56	—	989,921.49
Gatehouse on the Green	Plantation, FL	—		2,228,200.00	20,056,270.22	—	1,219,366.84
Gates at Carlson Center	Minnetonka, MN		(N)	4,355,200.00	23,802,816.77	—	4,054,189.21
Gates of Redmond	Redmond, WA	—		2,306,100.00	12,080,659.89	—	545,299.38
Gateway Villas	Scottsdale, AZ	—		1,431,048.00	14,926,832.51	—	308,679.96
Geary Court Yard	San Francisco, CA	17,693,865.00		1,722,400.00	15,471,429.16	—	678,208.44
Georgian Woods Combined (REIT)	Wheaton, MD	17,972,883.98		5,038,400.00	28,837,368.82	—	3,365,054.74
Glastonbury Center	Glastonbury, CT	4,113,942.05		852,606.10	5,699,497.28	—	300,462.68
Glen Arm Manor	Albany, GA	1,107,901.64		166,498.48	1,466,883.08	—	117,763.83
Glen Eagle	Greenville, SC	—		835,900.00	7,523,243.58	—	346,695.37
Glen Grove	Wellesley, MA	4,911,800.50		1,344,601.04	8,988,382.70	—	109,805.06
Glen Meadow	Franklin, MA	2,290,276.57		2,339,330.34	15,637,944.47	—	989,287.27
GlenGarry Club	Bloomingdale, IL		(N)	3,129,700.00	15,807,888.64	—	1,146,353.73
Glenlake	Glendale Heights. IL	14,845,000.00		5,041,700.00	16,671,969.86	—	3,497,374.99
Glenwood Village	Macon, GA	1,047,357.00		167,778.79	1,478,613.98	—	187,265.77
Gosnold Grove	East Falmouth, MA	654,298.49		124,295.62	830,890.76	—	76,549.62
Governors Pointe	Roswell, GA	—		3,746,600.00	24,511,111.56	—	1,832,964.33
Gramercy Park	Houston, TX	14,000,000.00		3,957,000.00	22,075,242.53	—	116,629.33

Description		Gross Amount Carried at Close of Period 12/31/02					Life Used to Compute Depreciation in Latest Income Statement(C)
Apartment Name	Location	Land	Building & Fixtures(A)	Total(B)	Accumulated Depreciation	Date of Construction
Dos Caminos	Scottsdale, AZ	1,727,900.00	16,713,347.95	18,441,247.95	(3,691,412.04)	1983	30 Years
Dover Place I	Eastlake, OH	244,293.77	2,356,475.65	2,600,769.42	(291,524.80)	1982	30 Years
Dover Place II	Eastlake, OH	230,895.36	2,153,884.13	2,384,779.49	(255,063.07)	1983	30 Years
Dover Place III	Eastlake, OH	119,835.15	1,098,952.51	1,218,787.66	(127,360.75)	1983	30 Years
Dover Place IV	Eastlake, OH	261,911.97	2,398,174.88	2,660,086.85	(282,117.56)	1986	30 Years
Driftwood	Atlantic Beach, FL	126,357.35	1,277,520.62	1,403,877.97	(179,059.61)	1985	30 Years
Duraleigh Woods	Raleigh, NC	1,629,000.00	21,483,407.24	23,112,407.24	(3,572,396.47)	1987	30 Years
Eagle Canyon	Chino Hills, CA	1,808,900.00	17,049,051.20	18,857,951.20	(4,007,223.68)	1985	30 Years
East Pointe	Charlotte, NC	1,365,900.00	13,900,392.27	15,266,292.27	(4,920,207.15)	1987	30 Years
Eastbridge	Dallas, TX	3,520,000.00	12,060,991.93	15,580,991.93	(565,361.10)	1998	30 Years
Edgewater	Bakersfield, CA	580,000.00	10,824,021.50	11,404,021.50	(738,742.19)	1984	30 Years
Edgewood	Woodinville, WA	1,070,100.00	10,552,067.35	11,622,167.35	(3,313,304.50)	1986	30 Years
Elmtree Park I	Indianapolis, IN	157,687.17	1,572,776.43	1,730,463.60	(218,821.03)	1986	30 Years
Elmtree Park II	Indianapolis, IN	114,114.14	1,154,196.69	1,268,310.83	(160,383.16)	1987	30 Years
Elmwood (GA)	Marietta, GA	183,756.45	1,729,723.26	1,913,479.71	(217,070.81)	1984	30 Years
Elmwood I (FL)	W. Palm Beach, FL	163,388.66	1,510,290.49	1,673,679.15	(187,659.61)	1984	30 Years
Elmwood II (FL)	W. Palm Beach, FL	179,743.41	1,683,055.18	1,862,798.59	(208,170.31)	1984	30 Years
Emerald Bay	Winter Park, FL	2,161,600.00	15,109,594.45	17,271,194.45	(3,309,417.24)	1972	30 Years
Emerald Place	Bermuda Dunes, CA	956,500.00	9,648,785.04	10,605,285.04	(3,308,605.62)	1988	30 Years
Emerson Place	Boston, MA(G)	14,855,000.00	66,075,106.08	80,930,106.08	(11,341,605.96)	1962	30 Years
Enclave, The	Tempe, AZ	1,500,192.00	19,605,380.93	21,105,572.93	(3,551,485.39)	1994	30 Years
Enclave at Winston Park	Coconut Creek, FL	5,560,000.00	19,939,323.93	25,499,323.93	(468,776.53)	1995	30 Years
English Hills	Charlotte, NC	1,260,000.00	13,133,929.05	14,393,929.05	(2,177,081.00)	1984	30 Years
Esprit Del Sol	Solana Beach, CA	5,111,200.00	12,445,369.46	17,556,569.46	(2,057,502.27)	1986	30 Years
Essex Place	Overland Park, KS	1,835,400.00	19,912,694.87	21,748,094.87	(6,788,303.30)	1970-84	30 Years
Essex Place (FL)	Tampa, FL	1,188,000.00	7,565,626.68	8,753,626.68	(1,266,168.00)	1989	30 Years
Ethans Glen III	Kansas City, MO	246,500.00	2,398,862.42	2,645,362.42	(501,874.53)	1990	30 Years
Ethans Ridge I	Kansas City, MO	1,948,300.00	21,131,451.47	23,079,751.47	(3,990,335.46)	1988	30 Years
Ethans Ridge II	Kansas City, MO	1,468,134.66	14,095,211.43	15,563,346.09	(2,736,624.22)	1990	30 Years
Fairfield	Stamford, CT(G)	6,510,200.00	40,194,022.92	46,704,222.92	(6,694,497.22)	1996	30 Years
Fairland Gardens	Silver Spring, MD	6,000,000.00	21,336,542.75	27,336,542.75	(3,156,362.95)	1981	30 Years
Farnham Park	Houston, TX	1,512,600.00	14,675,121.29	16,187,721.29	(2,662,655.52)	1996	30 Years
Feather River	Stockton, CA	770,000.00	4,574,735.26	5,344,735.26	(313,061.10)	1981	30 Years
Fernbrook Townhomes	Plymouth, MN	580,100.00	6,871,679.00	7,451,779.00	(1,104,215.47)	1993	30 Years
Fireside Park	Rockville, MD	4,248,000.00	10,768,523.74	15,016,523.74	(1,670,828.53)	1961	30 Years
Forest Glen	Pensacola, FL	161,548.49	1,633,886.15	1,795,434.64	(230,317.96)	1986	30 Years
Forest Place	Tampa, FL	1,708,000.00	9,109,848.26	10,817,848.26	(1,619,652.78)	1985	30 Years
Forest Ridge I & II	Arlington, TX	2,362,700.00	23,486,784.74	25,849,484.74	(6,520,120.60)	1984/85	30 Years
Forest Village	Macon, GA	224,021.80	2,139,724.60	2,363,746.40	(271,297.38)	1983	30 Years
Forsythia Court (KY)	Louisville, KY	279,450.32	2,696,037.07	2,975,487.39	(339,893.91)	1985	30 Years
Forsythia Court (MD)	Abingdon, MD	251,955.21	2,511,909.95	2,763,865.16	(316,635.77)	1986	30 Years
Forsythia Court II (MD)	Abingdon, MD	239,833.55	2,341,231.76	2,581,065.31	(297,546.65)	1987	30 Years
Fountain Place I	Eden Prairie, MN	2,405,068.29	22,601,621.14	25,006,689.43	(4,345,632.84)	1989	30 Years
Fountain Place II	Eden Prairie, MN	1,231,349.55	11,434,185.27	12,665,534.82	(2,154,105.29)	1989	30 Years
Fountainhead I	San Antonio, TX	1,205,816.00	5,568,468.13	6,774,284.13	(3,253,564.89)	1985/1987	30 Years
Fountainhead II	San Antonio, TX	1,205,817.00	5,531,786.30	6,737,603.30	(3,048,615.89)	1985/1987	30 Years
Fountainhead III	San Antonio, TX	1,205,816.00	5,401,721.59	6,607,537.59	(2,758,351.47)	1985/1987	30 Years
Fountains at Flamingo	Las Vegas, NV	3,183,100.00	30,474,313.12	33,657,413.12	(9,127,875.02)	1989-91	30 Years
Four Lakes	Lisle, IL	1,868,347.54	20,931,944.38	22,800,291.92	(14,111,454.37)	1968/1988	30 Years
Four Lakes 5	Lisle, IL	600,000.00	20,841,707.63	21,441,707.63	(10,487,447.42)	1968/1988	30 Years
Four Lakes Athletic Club	Lisle, IL	50,000.00	159,188.68	209,188.68	(16,667.04)	N/A	30 Years
Four Lakes Condo, LLC Phase I	Lisle, IL	51,740.35	921,149.78	972,890.13	—	1968/1988	30 Years
Four Lakes Condo, LLC Phase II	Lisle, IL	249,541.93	3,794,906.87	4,044,448.80	(1,472,724.80)	1968/1988	30 Years
Four Lakes Leasing Center	Lisle, IL	50,000.00	192,211.76	242,211.76	(34,065.55)	N/A	30 Years
Four Winds	Fall River, MA	1,370,842.90	9,432,629.00	10,803,471.90	(761,042.53)	1987	30 Years
Fox Hill Apartments	Enfield, CT	1,129,018.28	7,770,434.58	8,899,452.86	(641,975.45)	1974	30 Years
Fox Hill Commons	Vernon, CT	478,502.81	3,278,360.87	3,756,863.68	(271,378.41)	1965	30 Years
Fox Ridge	Englewood, CO	2,490,000.00	17,955,711.69	20,445,711.69	(1,132,978.16)	1984	30 Years
Fox Run (WA)	Federal Way, WA	639,700.00	6,495,288.39	7,134,988.39	(2,234,238.32)	1988	30 Years
Foxcroft	Scarborough, ME	523,400.00	4,869,720.88	5,393,120.88	(957,438.16)	1977/1979	30 Years
Foxhaven	Canton, OH	256,820.91	2,541,467.62	2,798,288.53	(335,402.31)	1986	30 Years
Foxton (MI)	Monroe, MI	156,362.50	1,471,111.55	1,627,474.05	(183,740.01)	1983	30 Years
Foxton II (OH)	Dayton, OH	165,805.54	1,560,660.01	1,726,465.55	(204,764.07)	1983	30 Years
Garden Court	Detriot, MI	351,531.69	3,248,111.40	3,599,643.09	(392,673.11)	1988	30 Years
Garden Lake	Riverdale, GA	1,466,900.00	13,820,500.62	15,287,400.62	(2,843,435.27)	1991	30 Years
Garden Terrace I	Tampa, FL	93,143.89	968,142.77	1,061,286.66	(145,960.17)	1981	30 Years
Garden Terrace II	Tampa, FL	97,119.68	973,215.43	1,070,335.11	(141,315.84)	1982	30 Years
Gatehouse at Pine Lake	Pembroke Pines, FL	1,896,600.00	18,060,716.05	19,957,316.05	(4,229,804.71)	1990	30 Years
Gatehouse on the Green	Plantation, FL	2,228,200.00	21,275,637.06	23,503,837.06	(5,006,617.85)	1990	30 Years
Gates at Carlson Center	Minnetonka, MN	4,355,200.00	27,857,005.98	32,212,205.98	(4,661,523.54)	1989	30 Years
Gates of Redmond	Redmond, WA	2,306,100.00	12,625,959.27	14,932,059.27	(2,566,924.52)	1979	30 Years
Gateway Villas	Scottsdale, AZ	1,431,048.00	15,235,512.47	16,666,560.47	(2,782,752.78)	1995	30 Years
Geary Court Yard	San Francisco, CA	1,722,400.00	16,149,637.60	17,872,037.60	(2,989,731.36)	1990	30 Years
Georgian Woods Combined (REIT)	Wheaton, MD	5,038,400.00	32,202,423.56	37,240,823.56	(8,769,466.74)	1967	30 Years
Glastonbury Center	Glastonbury, CT	852,606.10	5,999,959.96	6,852,566.06	(488,619.13)	1962	30 Years
Glen Arm Manor	Albany, GA	166,498.48	1,584,646.91	1,751,145.39	(207,543.74)	1986	30 Years
Glen Eagle	Greenville, SC	835,900.00	7,869,938.95	8,705,838.95	(1,624,658.17)	1990	30 Years
Glen Grove	Wellesley, MA	1,344,601.04	9,098,187.76	10,442,788.80	(714,185.10)	1979	30 Years
Glen Meadow	Franklin, MA	2,339,330.34	16,627,231.74	18,966,562.08	(1,425,767.37)	1971	30 Years
GlenGarry Club	Bloomingdale, IL	3,129,700.00	16,954,242.37	20,083,942.37	(3,218,038.67)	1989	30 Years
Glenlake	Glendale Heights. IL	5,041,700.00	20,169,344.85	25,211,044.85	(3,871,184.20)	1988	30 Years
Glenwood Village	Macon, GA	167,778.79	1,665,879.75	1,833,658.54	(210,159.83)	1986	30 Years
Gosnold Grove	East Falmouth, MA	124,295.62	907,440.38	1,031,736.00	(83,382.84)	1978	30 Years
Governors Pointe	Roswell, GA	3,746,600.00	26,344,075.89	30,090,675.89	(5,479,414.18)	1982-1986	30 Years
Gramercy Park	Houston, TX	3,957,000.00	22,191,871.86	26,148,871.86	(620,822.93)	1998	30 Years

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)
Apartment Name	Location	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures
Granada Highlands	Malden, MA(G)	—		28,210,000.00	99,944,576.46	—	4,083,391.57
Grand Reserve	Woodbury, MN	—		4,728,000.00	49,541,641.99	—	251,353.46
Grandview I & II	Las Vegas, NV	—		2,333,300.00	15,527,831.02	—	1,542,204.68
Greenbriar (AL)	Montgomery, AL(T)	1,674,630.50		94,355.62	2,051,619.25	—	133,053.67
Greenbriar Glen	Altlanta, GA	1,457,966.40		227,701.24	2,006,246.10	—	77,607.16
Greenfield Village	Rocky Hill , CT	—		911,534.03	6,093,418.42	—	80,399.19
Greengate (FL)	W. Palm Beach, FL	2,607,032.18		2,500,000.00	1,615,858.84	—	198,120.02
Greenglen (Day)	Dayton, OH	—		204,289.28	1,800,172.18	—	169,968.66
Greenglen II (Tol)	Toledo, OH	—		162,263.62	1,429,719.33	—	72,625.75
Greenhaven	Union City, CA	10,975,000.00		7,507,000.00	15,210,398.75	—	914,583.82
Greenhouse - Frey Road	Kennesaw, GA		(M)	2,467,200.00	22,187,443.25	—	2,561,509.24
Greenhouse - Holcomb Bridge	Alpharetta, GA		(M)	2,143,300.00	19,291,427.17	—	2,484,583.36
Greenhouse - Roswell	Roswell, GA		(M)	1,220,000.00	10,974,727.39	—	1,596,829.74
Greentree 1	Glen Burnie, MD	11,101,419.84		3,912,968.00	11,784,020.85	—	1,247,306.57
Greentree 2	Glen Burnie, MD	—		2,700,000.00	8,246,736.65	—	667,123.44
Greentree 3	Glen Burnie, MD	—		2,380,443.00	7,270,294.04	—	525,049.86
Greentree I (GA) (REIT)	Thomasville, GA	658,821.21		84,750.00	762,659.20	—	43,530.98
Greentree II (GA) (REIT)	Thomasville, GA	495,895.84		81,000.00	729,283.17	—	45,030.62
Greenwood Village	Tempe, AZ	—		2,118,781.00	17,274,215.96	—	1,004,654.49
Grey Eagle	Taylors, SC	—		727,600.00	6,547,650.42	—	238,937.51
Greystone	Atlanta, GA	—		2,252,000.00	5,204,900.59	—	1,568,316.95
Gwinnett Crossing	Duluth, GA	—		2,632,000.00	32,016,495.96	—	1,761,687.24
Hall Place	Quincy, MA	—		3,150,800.00	5,121,949.51	—	274,855.88
Hammocks Place	Miami, FL		(L)	319,180.00	12,513,466.73	—	1,241,561.83
Hampshire II	Elyria, OH	825,568.17		126,231.36	1,112,035.85	—	76,965.28
Hamptons	Puyallup, WA	—		1,119,200.00	10,075,844.29	—	538,188.51
Harbinwood	Norcross, GA	—		236,760.99	2,086,122.35	—	174,672.23
Harbor Pointe	Milwaukee, WI	12,000,000.00		2,979,800.00	22,096,545.77	—	2,332,392.77
Harborview	Rancho Palos Verdes, CA	—		6,402,500.00	12,627,346.89	—	646,119.89
Harbour Town	Boca Raton, FL	—		11,760,000.00	20,190,252.11	—	2,377,097.51
Harrison Park	Tucson, AZ	—		1,265,094.00	16,342,321.80	—	600,309.91
Hartwick	Tipton, IN	106,072.00		123,790.52	1,090,729.42	—	84,159.84
Harvest Grove I	Gahanna, OH	1,564,099.40		170,334.08	1,500,231.87	—	180,128.58
Harvest Grove II	Gahanna, OH	—		148,791.56	1,310,817.80	—	62,628.09
Hatcherway	Waycross, GA	711,447.97		96,885.44	853,716.34	—	181,863.88
Hathaway	Long Beach, CA	—		2,512,500.00	22,611,911.55	—	1,511,764.08
Hayfield Park	Burlington, KY	1,534,250.00		261,456.81	2,303,394.44	—	168,846.08
Haywood Pointe	Greenville, SC	—		480,000.00	9,163,270.88	—	479,642.40
Hearthstone	San Antonio, TX	—		1,035,900.00	3,525,388.03	—	1,307,393.30
Heathmoore (Eva)	Evansville, IN	1,091,492.02		162,374.53	1,430,746.53	—	170,996.23
Heathmoore (KY)	Louisville, KY	—		156,839.84	1,381,729.91	—	156,318.47
Heathmoore (MI)	Clinton Twp., MI	1,647,464.38		227,105.01	2,001,242.63	—	136,372.38
Heathmoore I (IN)	Indianapolis, IN	1,183,802.53		144,556.70	1,273,702.04	—	158,855.59
Heathmoore I (MI)	Canton, MI	1,521,755.00		232,063.87	2,044,226.60	—	162,026.67
Heathmoore II (MI)	Canton, MI	—		170,432.57	1,501,696.63	—	91,630.65
Heritage Green	Sturbridge, MA	3,461,827.83		835,313.22	5,583,897.92	—	144,013.11
Heritage, The	Phoenix, AZ	—		1,211,205.00	13,136,903.36	—	365,850.25
Heron Cove	Coral Springs, FL	—		823,000.00	8,114,761.58	—	951,612.87
Heron Pointe	Boynton Beach, FL	—		1,546,700.00	7,774,676.05	—	744,018.59
Heron Pointe (Atl)	Atlantic Beach, FL	1,566,550.00		214,332.10	1,888,814.41	—	241,582.35
Heron Run	Plantation, FL	—		917,800.00	9,006,476.14	—	1,036,486.14
Heronwood (REIT)	Ft. Myers, FL	1,202,904.41		146,100.00	1,315,210.70	—	57,506.67
Hessian Hills	Charlottesville, VA(T)	5,146,365.30		181,229.43	5,024,414.55	—	265,242.36
Hickory Creek	Richmond, VA	—		1,323,000.00	18,520,609.01	—	644,449.61
Hickory Mill	Hillard, OH	—		161,714.41	1,424,682.19	—	145,881.17
Hickory Mill I	Hurricane, WV	899,595.36		129,186.80	1,138,301.52	—	79,827.05
Hickory Place	Gainesville, FL	1,288,185.25		192,453.32	1,695,454.44	—	203,987.89
Hickory Ridge	Greenville, SC	—		288,200.00	2,591,929.81	—	380,093.63
Hidden Acres	Sarasota, FL	1,601,965.00		253,138.81	2,230,578.76	—	151,166.40
Hidden Lake	Sacramento, CA	15,165,000.00		1,715,000.00	11,776,407.80	—	185,613.75
Hidden Lakes	Haltom City, TX	—		1,872,000.00	20,242,108.80	—	656,552.40
Hidden Oaks	Cary, NC	—		1,178,600.00	10,614,135.38	—	1,103,827.92
Hidden Palms	Tampa, FL	—		2,049,600.00	6,345,884.76	—	1,026,662.10
Hidden Pines	Casselberry, FL	19,561.52		176,307.96	1,553,565.25	—	235,502.15
Hidden Valley Club	Ann Arbor, MI	—		915,000.00	6,667,098.00	—	2,833,997.62
High Meadow	Ellington, CT	4,220,474.15		583,678.94	3,901,774.26	—	126,849.72
High Points	New Port Richey, FL	—		222,307.63	1,958,772.47	—	282,271.62
High River	Tuscaloosa, AL(T)	3,553,180.17		208,107.70	3,663,221.04	—	410,682.35
Highland Creste	Kent, WA	—		935,200.00	8,415,391.11	—	751,649.09
Highland Glen	Westwood, MA	—		2,832,603.49	17,010,687.92	—	112,008.35
Highland Point	Aurora, CO		(Q)	1,631,900.00	14,684,438.62	—	1,011,998.88
Highline Oaks	Denver, CO		(M)	1,057,400.00	9,340,248.56	—	956,003.20
Hillcrest Villas	Crestview, FL	942,590.33		141,603.03	1,247,677.02	—	146,266.81
Hillside Manor	Americus, GA	—		102,632.19	904,111.39	—	213,350.07
Hillside Trace	Dade City, FL	1,004,497.41		138,888.03	1,223,754.94	—	157,963.50
Holly Ridge	Pembroke Park, FL	—		295,595.67	2,603,985.01	—	301,342.71
Holly Sands I	Ft. Walton Bch.,FL	—		190,942.32	1,682,524.45	—	216,013.13
Holly Sands II	Ft. Walton Bch., FL	1,009,375.00		124,577.52	1,098,074.21	—	132,341.66
Horizon Place	Tampa, FL	12,280,175.29		2,128,000.00	12,086,936.72	—	710,629.33
Hunt Club	Charlotte, NC	—		1,090,000.00	17,992,887.39	—	523,705.81
Hunters Green	Fort Worth, TX	—		524,300.00	3,653,480.73	—	1,068,318.41
Hunters Ridge	St. Louis, MO	11,055,000.00		994,500.00	8,913,996.59	—	1,133,917.19
Huntington Park	Everett, WA	—		1,597,500.00	14,367,863.91	—	1,232,901.67
Independence Village	Reynoldsbury, OH	—		226,987.89	2,000,010.69	—	238,811.37
Indian Bend	Scottsdale, AZ	—		1,075,700.00	9,675,133.10	—	1,640,179.85

Description		Gross Amount Carried at Close of Period 12/31/02					Life Used to Compute Depreciation in Latest Income Statement(C)
Apartment Name	Location	Land	Building & Fixtures(A)	Total(B)	Accumulated Depreciation	Date of Construction
Granada Highlands	Malden, MA(G)	28,210,000.00	104,027,968.03	132,237,968.03	(11,868,269.06)	1972	30 Years
Grand Reserve	Woodbury, MN	4,728,000.00	49,792,995.45	54,520,995.45	(3,347,649.75)	2000	30 Years
Grandview I & II	Las Vegas, NV	2,333,300.00	17,070,035.70	19,403,335.70	(2,998,040.47)	1980	30 Years
Greenbriar (AL)	Montgomery, AL(T)	94,355.62	2,184,672.92	2,279,028.54	(290,927.76)	1979	30 Years
Greenbriar Glen	Altlanta, GA	227,701.24	2,083,853.26	2,311,554.50	(252,562.80)	1988	30 Years
Greenfield Village	Rocky Hill , CT	911,534.03	6,173,817.61	7,085,351.64	(511,222.48)	1965	30 Years
Greengate (FL)	W. Palm Beach, FL	2,500,000.00	1,813,978.86	4,313,978.86	(192,295.59)	1987	30 Years
Greenglen (Day)	Dayton, OH	204,289.28	1,970,140.84	2,174,430.12	(251,941.67)	1983	30 Years
Greenglen II (Tol)	Toledo, OH	162,263.62	1,502,345.08	1,664,608.70	(185,332.01)	1982	30 Years
Greenhaven	Union City, CA	7,507,000.00	16,124,982.57	23,631,982.57	(2,695,704.80)	1983	30 Years
Greenhouse - Frey Road	Kennesaw, GA	2,467,200.00	24,748,952.49	27,216,152.49	(8,010,871.54)	1985	30 Years
Greenhouse - Holcomb Bridge	Alpharetta, GA	2,143,300.00	21,776,010.53	23,919,310.53	(7,125,888.53)	1985	30 Years
Greenhouse - Roswell	Roswell, GA	1,220,000.00	12,571,557.13	13,791,557.13	(4,163,343.37)	1985	30 Years
Greentree 1	Glen Burnie, MD	3,912,968.00	13,031,327.42	16,944,295.42	(1,974,773.83)	1973	30 Years
Greentree 2	Glen Burnie, MD	2,700,000.00	8,913,860.09	11,613,860.09	(1,258,263.63)	1973	30 Years
Greentree 3	Glen Burnie, MD	2,380,443.00	7,795,343.90	10,175,786.90	(1,119,577.69)	1973	30 Years
Greentree I (GA) (REIT)	Thomasville, GA	84,750.00	806,190.18	890,940.18	(65,259.16)	1983	30 Years
Greentree II (GA) (REIT)	Thomasville, GA	81,000.00	774,313.79	855,313.79	(60,430.40)	1984	30 Years
Greenwood Village	Tempe, AZ	2,118,781.00	18,278,870.45	20,397,651.45	(3,603,716.18)	1984	30 Years
Grey Eagle	Taylors, SC	727,600.00	6,786,587.93	7,514,187.93	(1,393,968.50)	1991	30 Years
Greystone	Atlanta, GA	2,252,000.00	6,773,217.54	9,025,217.54	(1,487,538.55)	1960	30 Years
Gwinnett Crossing	Duluth, GA	2,632,000.00	33,778,183.20	36,410,183.20	(5,453,307.06)	1989/90	30 Years
Hall Place	Quincy, MA	3,150,800.00	5,396,805.39	8,547,605.39	(841,589.88)	1998	30 Years
Hammocks Place	Miami, FL	319,180.00	13,755,028.56	14,074,208.56	(4,764,098.16)	1986	30 Years
Hampshire II	Elyria, OH	126,231.36	1,189,001.13	1,315,232.49	(150,933.44)	1981	30 Years
Hamptons	Puyallup, WA	1,119,200.00	10,614,032.80	11,733,232.80	(2,348,788.43)	1991	30 Years
Harbinwood	Norcross, GA	236,760.99	2,260,794.58	2,497,555.57	(285,113.66)	1985	30 Years
Harbor Pointe	Milwaukee, WI	2,979,800.00	24,428,938.54	27,408,738.54	(4,947,016.93)	1970/1990	30 Years
Harborview	Rancho Palos Verdes, CA	6,402,500.00	13,273,466.78	19,675,966.78	(2,866,757.20)	1985	30 Years
Harbour Town	Boca Raton, FL	11,760,000.00	22,567,349.62	34,327,349.62	(2,204,145.42)	1985	30 Years
Harrison Park	Tucson, AZ	1,265,094.00	16,942,631.71	18,207,725.71	(3,308,380.60)	1985	30 Years
Hartwick	Tipton, IN	123,790.52	1,174,889.26	1,298,679.78	(156,182.48)	1982	30 Years
Harvest Grove I	Gahanna, OH	170,334.08	1,680,360.45	1,850,694.53	(224,748.78)	1986	30 Years
Harvest Grove II	Gahanna, OH	148,791.56	1,373,445.89	1,522,237.45	(170,510.07)	1987	30 Years
Hatcherway	Waycross, GA	96,885.44	1,035,580.22	1,132,465.66	(152,276.50)	1986	30 Years
Hathaway	Long Beach, CA	2,512,500.00	24,123,675.63	26,636,175.63	(6,569,721.47)	1987	30 Years
Hayfield Park	Burlington, KY	261,456.81	2,472,240.52	2,733,697.33	(309,151.09)	1986	30 Years
Haywood Pointe	Greenville, SC	480,000.00	9,642,913.28	10,122,913.28	(1,581,468.72)	1985	30 Years
Hearthstone	San Antonio, TX	1,035,900.00	4,832,781.33	5,868,681.33	(1,995,589.24)	1982	30 Years
Heathmoore (Eva)	Evansville, IN	162,374.53	1,601,742.76	1,764,117.29	(206,324.97)	1984	30 Years
Heathmoore (KY)	Louisville, KY	156,839.84	1,538,048.38	1,694,888.22	(191,050.99)	1983	30 Years
Heathmoore (MI)	Clinton Twp., MI	227,105.01	2,137,615.01	2,364,720.02	(277,879.89)	1983	30 Years
Heathmoore I (IN)	Indianapolis, IN	144,556.70	1,432,557.63	1,577,114.33	(195,153.57)	1983	30 Years
Heathmoore I (MI)	Canton, MI	232,063.87	2,206,253.27	2,438,317.14	(278,027.70)	1986	30 Years
Heathmoore II (MI)	Canton, MI	170,432.57	1,593,327.28	1,763,759.85	(200,585.52)	1986	30 Years
Heritage Green	Sturbridge, MA	835,313.22	5,727,911.03	6,563,224.25	(466,728.53)	1974	30 Years
Heritage, The	Phoenix, AZ	1,211,205.00	13,502,753.61	14,713,958.61	(2,512,706.02)	1995	30 Years
Heron Cove	Coral Springs, FL	823,000.00	9,066,374.45	9,889,374.45	(2,969,377.22)	1987	30 Years
Heron Pointe	Boynton Beach, FL	1,546,700.00	8,518,694.64	10,065,394.64	(2,068,604.76)	1989	30 Years
Heron Pointe (Atl)	Atlantic Beach, FL	214,332.10	2,130,396.76	2,344,728.86	(300,467.20)	1986	30 Years
Heron Run	Plantation, FL	917,800.00	10,042,962.28	10,960,762.28	(3,390,967.63)	1987	30 Years
Heronwood (REIT)	Ft. Myers, FL	146,100.00	1,372,717.37	1,518,817.37	(103,583.27)	1982	30 Years
Hessian Hills	Charlottesville, VA(T)	181,229.43	5,289,656.91	5,470,886.34	(664,177.73)	1966	30 Years
Hickory Creek	Richmond, VA	1,323,000.00	19,165,058.62	20,488,058.62	(3,094,613.36)	1984	30 Years
Hickory Mill	Hillard, OH	161,714.41	1,570,563.36	1,732,277.77	(211,931.17)	1980	30 Years
Hickory Mill I	Hurricane, WV	129,186.80	1,218,128.57	1,347,315.37	(155,587.45)	1983	30 Years
Hickory Place	Gainesville, FL	192,453.32	1,899,442.33	2,091,895.65	(256,095.80)	1983	30 Years
Hickory Ridge	Greenville, SC	288,200.00	2,972,023.44	3,260,223.44	(679,497.02)	1968	30 Years
Hidden Acres	Sarasota, FL	253,138.81	2,381,745.16	2,634,883.97	(308,439.64)	1987	30 Years
Hidden Lake	Sacramento, CA	1,715,000.00	11,962,021.55	13,677,021.55	(798,564.62)	1985	30 Years
Hidden Lakes	Haltom City, TX	1,872,000.00	20,898,661.20	22,770,661.20	(3,235,445.06)	1996	30 Years
Hidden Oaks	Cary, NC	1,178,600.00	11,717,963.30	12,896,563.30	(2,577,083.61)	1988	30 Years
Hidden Palms	Tampa, FL	2,049,600.00	7,372,546.86	9,422,146.86	(1,758,782.78)	1986	30 Years
Hidden Pines	Casselberry, FL	176,307.96	1,789,067.40	1,965,375.36	(243,148.02)	1981	30 Years
Hidden Valley Club	Ann Arbor, MI	915,000.00	9,501,095.62	10,416,095.62	(6,463,047.97)	1973	30 Years
High Meadow	Ellington, CT	583,678.94	4,028,623.98	4,612,302.92	(331,900.89)	1975	30 Years
High Points	New Port Richey, FL	222,307.63	2,241,044.09	2,463,351.72	(310,063.58)	1986	30 Years
High River	Tuscaloosa, AL(T)	208,107.70	4,073,903.39	4,282,011.09	(537,010.01)	1978	30 Years
Highland Creste	Kent, WA	935,200.00	9,167,040.20	10,102,240.20	(2,148,123.39)	1989	30 Years
Highland Glen	Westwood, MA	2,832,603.49	17,122,696.27	19,955,299.76	(1,221,711.02)	1979	30 Years
Highland Point	Aurora, CO	1,631,900.00	15,696,437.50	17,328,337.50	(3,374,406.07)	1984	30 Years
Highline Oaks	Denver, CO	1,057,400.00	10,296,251.76	11,353,651.76	(2,381,812.73)	1986	30 Years
Hillcrest Villas	Crestview, FL	141,603.03	1,393,943.83	1,535,546.86	(182,546.12)	1985	30 Years
Hillside Manor	Americus, GA	102,632.19	1,117,461.46	1,220,093.65	(156,365.87)	1985	30 Years
Hillside Trace	Dade City, FL	138,888.03	1,381,718.44	1,520,606.47	(183,828.80)	1987	30 Years
Holly Ridge	Pembroke Park, FL	295,595.67	2,905,327.72	3,200,923.39	(365,803.08)	1986	30 Years
Holly Sands I	Ft. Walton Bch.,FL	190,942.32	1,898,537.58	2,089,479.90	(257,823.46)	1985	30 Years
Holly Sands II	Ft. Walton Bch., FL	124,577.52	1,230,415.87	1,354,993.39	(164,407.21)	1986	30 Years
Horizon Place	Tampa, FL	2,128,000.00	12,797,566.05	14,925,566.05	(2,161,797.32)	1985	30 Years
Hunt Club	Charlotte, NC	1,090,000.00	18,516,593.20	19,606,593.20	(2,928,830.38)	1990	30 Years
Hunters Green	Fort Worth, TX	524,300.00	4,721,799.14	5,246,099.14	(1,929,044.53)	1981	30 Years
Hunters Ridge	St. Louis, MO	994,500.00	10,047,913.78	11,042,413.78	(2,315,511.68)	1986-1987	30 Years
Huntington Park	Everett, WA	1,597,500.00	15,600,765.58	17,198,265.58	(5,291,404.01)	1991	30 Years
Independence Village	Reynoldsbury, OH	226,987.89	2,238,822.06	2,465,809.95	(301,366.24)	1978	30 Years
Indian Bend	Scottsdale, AZ	1,075,700.00	11,315,312.95	12,391,012.95	(4,089,271.00)	1973	30 Years

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net)(E)
Apartment Name	Location	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures
Indian Lake I	Morrow, GA	—		839,668.51	7,398,394.66	—	295,234.63
Indian Ridge I (REIT)	Tallahassee, FL	892,606.41		135,500.00	1,218,597.92	—	67,312.23
Indian Ridge II (REIT)	Tallahassee, FL	540,838.86		94,300.00	849,191.77	—	34,805.00
Indian Tree	Arvada, CO	—		881,225.00	4,552,814.73	—	1,331,134.57
Indigo Springs	Kent, WA	7,143,674.85		1,270,500.00	11,446,901.75	—	1,467,874.94
Iris Glen	Conyers, GA	1,717,580.08		270,458.00	2,383,029.71	—	108,658.65
Ironwood at the Ranch	Wesminster, CO	—		1,493,300.00	13,439,304.62	—	907,909.62
Isle at Arrowhead Ranch	Glendale, AZ	—		1,650,237.00	19,593,123.35	—	303,857.33
Isles at Sawgrass	Sunrise, FL	—		7,360,000.00	18,750,692.72	—	148,508.54
Ivy Place	Atlanta, GA	—		802,950.00	7,228,256.57	—	886,982.71
Jaclen Towers	Beverly, NJ	2,009,826.43		437,071.76	2,921,735.25	—	139,241.26
James Street Crossing	Kent, WA	16,379,123.00		2,081,253.61	18,748,337.37	—	782,573.11
Jefferson Way I	Orange Park, FL	1,000,621.00		147,798.72	1,302,267.82	—	110,330.89
Junipers at Yarmouth	Yarmouth, ME	—		1,355,700.00	7,860,134.79	—	1,039,880.94
Jupiter Cove I	Jupiter, FL	1,563,760.42		233,932.43	2,060,899.62	—	288,856.04
Jupiter Cove II	Jupiter, FL	1,534,327.45		1,220,000.00	483,833.40	—	205,087.34
Jupiter Cove III	Jupiter, FL	1,645,173.25		242,009.98	2,131,721.71	—	178,139.55
Kempton Downs	Gresham, OR	—		1,217,348.91	10,943,371.79	—	1,392,890.64
Ketwood	Kettering, OH	—		266,443.18	2,347,654.75	—	256,761.14
Keystone	Austin, TX	—		498,500.00	4,487,295.31	—	1,035,484.53
Kings Colony	Savannah, GA	1,989,806.59		230,149.18	2,027,865.07	—	178,995.93
Kingsport	Alexandria, VA	—		1,262,250.00	12,479,294.10	—	1,778,386.38
Kirby Place	Houston, TX	—		3,621,600.00	25,896,773.53	—	765,202.13
La Costa Brava (ORL)	Orlando, FL	—		206,626.00	3,652,534.00	—	4,331,983.33
La Mariposa	Mesa, AZ	—		2,047,539.00	12,466,128.12	—	779,459.82
La Mirage	San Diego, CA	—		28,895,200.00	95,567,942.59	—	3,771,021.08
La Mirage IV	San Diego, CA	—		6,000,000.00	47,433,182.81	—	5,667.74
La Reserve	Oro Valley, AZ	—		3,264,562.00	4,936,545.77	—	481,251.73
La Tour Fontaine	Houston, TX	—		2,916,000.00	15,917,178.19	—	611,429.20
La Ventana	Las Vegas, NV	—		1,427,200.00	12,844,277.03	—	556,567.96
Ladera	Phoenix, AZ		(Q)	2,978,879.00	20,640,453.27	—	371,982.31
Lake Point	Charlotte, NC	—		1,058,975.00	13,587,337.70	—	841,001.29
Lakes at Vinings	Atlanta, GA	21,506,528.86		6,498,000.00	21,832,252.08	—	1,544,057.78
Lakeshore at Preston	Plano, TX	12,465,350.40		3,325,800.00	15,208,347.74	—	600,775.26
Lakeshore I (GA)	Ft. Oglethorpe, GA	1,202,296.00		169,374.96	1,492,377.98	—	210,587.29
Lakeview	Lodi, CA	7,286,000.00		950,000.00	5,368,814.17	—	258,491.25
Lakeville Resort	Petaluma, CA	—		2,736,500.00	24,610,650.73	—	1,976,474.76
Lakewood	Tulsa, OK	5,600,000.00		855,000.00	6,480,728.80	—	285,966.04
Lakewood Greens	Dallas, TX	8,004,312.78		2,019,600.00	9,026,906.66	—	425,351.90
Lakewood Oaks	Dallas, TX	—		1,631,600.00	14,686,191.51	—	1,515,523.66
Landera	San Antonio, TX	—		766,300.00	6,896,811.43	—	849,231.11
Landings (FL), The	Winterhaven, FL	—		130,953.32	1,153,841.50	—	238,239.26
Landings at Port Imperial	W. New York, NJ	—		27,246,045.14	37,741,049.53	—	135,393.06
Lantern Cove	Foster City, CA	36,403,000.00		6,945,000.00	21,363,313.03	—	244,387.56
Larkspur I (Hil)	Hillard, OH	—		179,628.06	1,582,518.99	—	186,757.91
Larkspur Shores	Hillard, OH	—		17,107,300.00	31,399,237.02	—	3,111,365.42
Larkspur Woods	Sacramento, CA	—		5,802,900.00	14,576,106.49	—	693,917.59
Laurel Bay	Ypsilanti, MI	—		186,003.87	1,639,365.78	—	143,204.95
Laurel Gardens	Coral Springs, FL	—		4,800,000.00	25,942,631.08	—	1,006,708.20
Laurel Glen	Acworth, GA	1,655,375.00		289,509.11	2,550,890.77	—	98,830.36
Laurel Ridge	Chapel Hill, NC	—		182,550.75	3,206,076.00	—	2,141,463.53
Legends at Preston	Morrisville, NC	—		3,056,000.00	27,150,720.51	—	78,157.79
Lexington Farm	Alpharetta, GA	17,765,834.54		3,521,900.00	21,449,708.40	—	567,791.49
Lexington Glen	Atlanta, GA	—		5,760,000.00	40,190,507.44	—	1,286,095.84
Lexington Park	Orlando, FL	—		2,016,000.00	12,346,725.62	—	931,348.32
Lincoln Green I	San Antonio, TX	—		947,366.00	5,876,614.69	—	707,074.52
Lincoln Green II	San Antonio, TX	—		1,052,340.00	5,218,545.96	—	1,313,447.31
Lincoln Green III	San Antonio, TX	3,510,000.00		536,010.00	1,830,435.35	—	493,374.35
Lincoln Heights	Quincy, MA		(R)	5,928,400.00	33,595,261.97	—	733,801.78
Lindendale	Columbus, OH	1,307,606.48		209,158.53	1,842,815.57	—	187,784.39
Link Terrace	Hinesville, GA	—		121,838.57	1,073,580.55	—	103,654.04
Little Cottonwoods	Tempe, AZ	—		3,050,133.00	26,991,689.47	—	1,072,559.30
Lodge (OK), The	Tulsa, OK	—		313,371.00	2,750,936.00	—	1,700,027.88
Lodge (TX), The	San Antonio, TX	—		1,363,636.00	7,464,586.00	—	2,514,033.11
Lofton Place	Tampa, FL	—		2,240,000.00	16,679,214.01	—	922,891.67
Longfellow Glen	Sudbury, MA	4,670,731.08		1,094,273.45	7,314,994.04	—	455,743.59
Longfellow Place	Boston, MA(G)	—		53,164,160.00	183,940,618.58	—	13,405,928.82
Longwood	Decatur, GA	—		1,454,048.00	13,087,837.00	—	787,969.27
Longwood (KY)	Lexington,KY	—		146,309.02	1,289,041.95	—	154,629.83
Loomis Manor	West Hartford, CT		(P)	422,350.36	2,823,325.73	—	168,155.75
Madison at Cedar Springs	Dallas, TX		(R)	2,470,000.00	33,194,620.41	—	471,876.22
Madison at Chase Oaks	Plano, TX	—		3,055,000.00	28,932,884.84	—	656,813.94
Madison at River Sound	Lawrenceville, GA	—		3,666,999.30	47,387,106.44	—	588,600.67
Madison at Round Grove	Lewisville, TX		(Q)	2,626,000.00	25,682,373.18	—	594,147.53
Madison at Scofield Farms	Austin, TX	12,587,548.78		2,080,000.00	14,597,971.03	—	663,900.68
Madison at Stone Creek	Austin, TX	—		2,535,000.00	22,611,699.63	—	849,825.30
Madison at the Arboretum	Austin, TX	—		1,046,500.00	9,638,268.79	—	542,304.19
Madison at Walnut Creek	Austin, TX	—		2,737,600.00	14,623,573.62	—	923,051.32
Madison at Wells Branch	Austin, TX	13,664,230.67		2,400,000.00	16,370,878.87	—	838,948.12
Madison on Melrose	Richardson, TX	—		1,300,000.00	15,096,550.79	—	292,223.83
Madison on the Parkway	Dallas, TX	—		2,444,000.00	22,505,043.24	—	622,670.03
Magnolia at Whitlock	Marietta, GA	—		132,978.82	1,526,005.00	—	2,359,091.14
Mallard Cove	Greenville, SC	—		813,350.00	7,321,951.26	—	1,215,540.38
Mallard Cove at Conway	Orlando, FL	—		600,000.00	3,528,927.00	—	4,710,736.55
Mallgate	Louisville, KY	—		—	6,702,515.00	—	5,063,176.48

Description		Gross Amount Carried at Close of Period 12/31/02					Life Used to Compute Depreciation in Latest Income Statement(C)
Apartment Name	Location	Land	Building & Fixtures(A)	Total(B)	Accumulated Depreciation	Date of Construction
Indian Lake I	Morrow, GA	839,668.51	7,693,629.29	8,533,297.80	(946,236.64)	1987	30 Years
Indian Ridge I (REIT)	Tallahassee, FL	135,500.00	1,285,910.15	1,421,410.15	(99,321.18)	1981	30 Years
Indian Ridge II (REIT)	Tallahassee, FL	94,300.00	883,996.77	978,296.77	(68,399.50)	1982	30 Years
Indian Tree	Arvada, CO	881,225.00	5,883,949.30	6,765,174.30	(2,268,918.69)	1983	30 Years
Indigo Springs	Kent, WA	1,270,500.00	12,914,776.69	14,185,276.69	(3,159,070.64)	1991	30 Years
Iris Glen	Conyers, GA	270,458.00	2,491,688.36	2,762,146.36	(306,422.94)	1984	30 Years
Ironwood at the Ranch	Wesminster, CO	1,493,300.00	14,347,214.24	15,840,514.24	(2,978,060.99)	1986	30 Years
Isle at Arrowhead Ranch	Glendale, AZ	1,650,237.00	19,896,980.68	21,547,217.68	(3,634,770.35)	1996	30 Years
Isles at Sawgrass	Sunrise, FL	7,360,000.00	18,899,201.26	26,259,201.26	(613,569.88)	1991-1995	30 Years
Ivy Place	Atlanta, GA	802,950.00	8,115,239.28	8,918,189.28	(2,093,211.74)	1978	30 Years
Jaclen Towers	Beverly, NJ	437,071.76	3,060,976.51	3,498,048.27	(256,721.79)	1976	30 Years
James Street Crossing	Kent, WA	2,081,253.61	19,530,910.48	21,612,164.09	(3,761,262.08)	1989	30 Years
Jefferson Way I	Orange Park, FL	147,798.72	1,412,598.71	1,560,397.43	(186,435.92)	1987	30 Years
Junipers at Yarmouth	Yarmouth, ME	1,355,700.00	8,900,015.73	10,255,715.73	(2,055,888.72)	1970	30 Years
Jupiter Cove I	Jupiter, FL	233,932.43	2,349,755.66	2,583,688.09	(311,742.86)	1987	30 Years
Jupiter Cove II	Jupiter, FL	1,220,000.00	688,920.74	1,908,920.74	(76,569.96)	1987	30 Years
Jupiter Cove III	Jupiter, FL	242,009.98	2,309,861.26	2,551,871.24	(282,742.81)	1987	30 Years
Kempton Downs	Gresham, OR	1,217,348.91	12,336,262.43	13,553,611.34	(3,875,624.36)	1990	30 Years
Ketwood	Kettering, OH	266,443.18	2,604,415.89	2,870,859.07	(337,612.94)	1979	30 Years
Keystone	Austin, TX	498,500.00	5,522,779.84	6,021,279.84	(1,933,724.10)	1981	30 Years
Kings Colony	Savannah, GA	230,149.18	2,206,861.00	2,437,010.18	(295,568.85)	1987	30 Years
Kingsport	Alexandria, VA	1,262,250.00	14,257,680.48	15,519,930.48	(4,570,541.49)	1986	30 Years
Kirby Place	Houston, TX	3,621,600.00	26,661,975.66	30,283,575.66	(5,072,466.16)	1994	30 Years
La Costa Brava (ORL)	Orlando, FL	206,626.00	7,984,517.33	8,191,143.33	(5,087,024.46)	1967	30 Years
La Mariposa	Mesa, AZ	2,047,539.00	13,245,587.94	15,293,126.94	(2,668,236.52)	1986	30 Years
La Mirage	San Diego, CA	28,895,200.00	99,338,963.67	128,234,163.67	(19,397,091.69)	1988/1992	30 Years
La Mirage IV	San Diego, CA	6,000,000.00	47,438,850.55	53,438,850.55	(1,695,095.91)	2001	30 Years
La Reserve	Oro Valley, AZ	3,264,562.00	5,417,797.50	8,682,359.50	(1,283,587.36)	1988	30 Years
La Tour Fontaine	Houston, TX	2,916,000.00	16,528,607.39	19,444,607.39	(2,463,861.35)	1994	30 Years
La Ventana	Las Vegas, NV	1,427,200.00	13,400,844.99	14,828,044.99	(2,802,287.53)	1989	30 Years
Ladera	Phoenix, AZ	2,978,879.00	21,012,435.58	23,991,314.58	(3,808,982.50)	1995	30 Years
Lake Point	Charlotte, NC	1,058,975.00	14,428,338.99	15,487,313.99	(2,287,067.41)	1984	30 Years
Lakes at Vinings	Atlanta, GA	6,498,000.00	23,376,309.86	29,874,309.86	(4,077,110.74)	1972/1975	30 Years
Lakeshore at Preston	Plano, TX	3,325,800.00	15,809,123.00	19,134,923.00	(2,684,440.98)	1992	30 Years
Lakeshore I (GA)	Ft. Oglethorpe, GA	169,374.96	1,702,965.27	1,872,340.23	(251,410.55)	1986	30 Years
Lakeview	Lodi, CA	950,000.00	5,627,305.42	6,577,305.42	(369,689.85)	1983	30 Years
Lakeville Resort	Petaluma, CA	2,736,500.00	26,587,125.49	29,323,625.49	(6,433,220.41)	1984	30 Years
Lakewood	Tulsa, OK	855,000.00	6,766,694.84	7,621,694.84	(451,482.10)	1985	30 Years
Lakewood Greens	Dallas, TX	2,019,600.00	9,452,258.56	11,471,858.56	(1,727,065.31)	1986	30 Years
Lakewood Oaks	Dallas, TX	1,631,600.00	16,201,715.17	17,833,315.17	(5,214,948.18)	1987	30 Years
Landera	San Antonio, TX	766,300.00	7,746,042.54	8,512,342.54	(1,810,183.39)	1983	30 Years
Landings (FL), The	Winterhaven, FL	130,953.32	1,392,080.76	1,523,034.08	(192,182.93)	1984	30 Years
Landings at Port Imperial	W. New York, NJ	27,246,045.14	37,876,442.59	65,122,487.73	(2,705,058.84)	1999	30 Years
Lantern Cove	Foster City, CA	6,945,000.00	21,607,700.59	28,552,700.59	(1,205,535.69)	1985	30 Years
Larkspur I (Hil)	Hillard, OH	179,628.06	1,769,276.90	1,948,904.96	(230,411.02)	1983	30 Years
Larkspur Shores	Hillard, OH	17,107,300.00	34,510,602.44	51,617,902.44	(6,123,171.24)	1983	30 Years
Larkspur Woods	Sacramento, CA	5,802,900.00	15,270,024.08	21,072,924.08	(3,074,891.27)	1989/1993	30 Years
Laurel Bay	Ypsilanti, MI	186,003.87	1,782,570.73	1,968,574.60	(209,982.68)	1989	30 Years
Laurel Gardens	Coral Springs, FL	4,800,000.00	26,949,339.28	31,749,339.28	(4,275,088.76)	1989	30 Years
Laurel Glen	Acworth, GA	289,509.11	2,649,721.13	2,939,230.24	(322,897.92)	1986	30 Years
Laurel Ridge	Chapel Hill, NC	182,550.75	5,347,539.53	5,530,090.28	(3,664,013.29)	1975	30 Years
Legends at Preston	Morrisville, NC	3,056,000.00	27,228,878.30	30,284,878.30	(1,957,820.68)	2000	30 Years
Lexington Farm	Alpharetta, GA	3,521,900.00	22,017,499.89	25,539,399.89	(3,610,645.01)	1995	30 Years
Lexington Glen	Atlanta, GA	5,760,000.00	41,476,603.28	47,236,603.28	(6,299,048.89)	1990	30 Years
Lexington Park	Orlando, FL	2,016,000.00	13,278,073.94	15,294,073.94	(2,208,280.41)	1988	30 Years
Lincoln Green I	San Antonio, TX	947,366.00	6,583,689.21	7,531,055.21	(4,110,915.26)	1984/1986	30 Years
Lincoln Green II	San Antonio, TX	1,052,340.00	6,531,993.27	7,584,333.27	(3,610,385.45)	1984/1986	30 Years
Lincoln Green III	San Antonio, TX	536,010.00	2,323,809.70	2,859,819.70	(1,323,265.71)	1984/1986	30 Years
Lincoln Heights	Quincy, MA	5,928,400.00	34,329,063.75	40,257,463.75	(6,194,052.64)	1991	30 Years
Lindendale	Columbus, OH	209,158.53	2,030,599.96	2,239,758.49	(265,614.51)	1987	30 Years
Link Terrace	Hinesville, GA	121,838.57	1,177,234.59	1,299,073.16	(157,974.75)	1984	30 Years
Little Cottonwoods	Tempe, AZ	3,050,133.00	28,064,248.77	31,114,381.77	(5,272,735.26)	1984	30 Years
Lodge (OK), The	Tulsa, OK	313,371.00	4,450,963.88	4,764,334.88	(3,207,008.20)	1979	30 Years
Lodge (TX), The	San Antonio, TX	1,363,636.00	9,978,619.11	11,342,255.11	(5,165,071.04)	1989/1990	30 Years
Lofton Place	Tampa, FL	2,240,000.00	17,602,105.68	19,842,105.68	(2,859,695.25)	1988	30 Years
Longfellow Glen	Sudbury, MA	1,094,273.45	7,770,737.63	8,865,011.08	(607,925.31)	1984	30 Years
Longfellow Place	Boston, MA(G)	53,164,160.00	197,346,547.40	250,510,707.40	(23,951,498.38)	1975	30 Years
Longwood	Decatur, GA	1,454,048.00	13,875,806.27	15,329,854.27	(4,502,771.43)	1992	30 Years
Longwood (KY)	Lexington,KY	146,309.02	1,443,671.78	1,589,980.80	(189,470.90)	1985	30 Years
Loomis Manor	West Hartford, CT	422,350.36	2,991,481.48	3,413,831.84	(239,309.13)	1948	30 Years
Madison at Cedar Springs	Dallas, TX	2,470,000.00	33,666,496.63	36,136,496.63	(5,039,847.88)	1995	30 Years
Madison at Chase Oaks	Plano, TX	3,055,000.00	29,589,698.78	32,644,698.78	(4,601,164.74)	1995	30 Years
Madison at River Sound	Lawrenceville, GA	3,666,999.30	47,975,707.11	51,642,706.41	(7,199,201.75)	1996	30 Years
Madison at Round Grove	Lewisville, TX	2,626,000.00	26,276,520.71	28,902,520.71	(4,103,205.07)	1995	30 Years
Madison at Scofield Farms	Austin, TX	2,080,000.00	15,261,871.71	17,341,871.71	(1,341,554.45)	1996	30 Years
Madison at Stone Creek	Austin, TX	2,535,000.00	23,461,524.93	25,996,524.93	(3,703,388.98)	1995	30 Years
Madison at the Arboretum	Austin, TX	1,046,500.00	10,180,572.98	11,227,072.98	(1,657,629.33)	1995	30 Years
Madison at Walnut Creek	Austin, TX	2,737,600.00	15,546,624.94	18,284,224.94	(3,155,835.06)	1994	30 Years
Madison at Wells Branch	Austin, TX	2,400,000.00	17,209,826.99	19,609,826.99	(1,531,457.77)	1995	30 Years
Madison on Melrose	Richardson, TX	1,300,000.00	15,388,774.62	16,688,774.62	(2,350,559.48)	1995	30 Years
Madison on the Parkway	Dallas, TX	2,444,000.00	23,127,713.27	25,571,713.27	(3,613,325.08)	1995	30 Years
Magnolia at Whitlock	Marietta, GA	132,978.82	3,885,096.14	4,018,074.96	(2,297,054.16)	1971	30 Years
Mallard Cove	Greenville, SC	813,350.00	8,537,491.64	9,350,841.64	(2,452,068.61)	1983	30 Years
Mallard Cove at Conway	Orlando, FL	600,000.00	8,239,663.55	8,839,663.55	(6,227,931.41)	1974	30 Years
Mallgate	Louisville, KY	—	11,765,691.48	11,765,691.48	(9,453,880.52)	1969	30 Years

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net)(E)
Apartment Name	Location	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures
Manchester (REIT)	Jacksonville, FL	1,244,668.64		184,100.00	1,657,193.63	—	62,458.48
Marabou Mills I	Indianapolis, IN	1,338,568.18		224,177.96	1,974,952.13	—	186,123.49
Marabou Mills II	Indianapolis, IN	—		192,186.25	1,693,220.33	—	100,527.40
Marabou Mills III	Indianapolis, IN	1,140,520.00		171,556.72	1,511,601.62	—	84,529.53
Mariner Club (FL)	Pembroke Pines, FL	—		1,824,500.00	20,771,566.44	—	532,307.21
Mariners Wharf	Orange Park, FL	—		1,861,200.00	16,744,951.02	—	795,619.15
Mark Landing I	Miami, FL	1,265,566.10		191,985.73	1,691,253.52	—	84,200.30
Marks	Englewood, CO(G)	19,895,000.00		4,928,500.00	44,621,813.77	—	2,232,634.61
Marquessa	Corona Hills, CA		(J)	6,888,500.00	21,604,583.64	—	957,261.31
Marsh Landing I	Brunswick, GA	—		133,192.75	1,173,573.30	—	191,294.73
Marshlanding II	Brunswick, GA	913,224.98		111,187.09	979,679.39	—	107,050.35
Martha Lake	Lynnwood, WA	—		821,200.00	7,405,070.49	—	1,006,363.56
Martins Landing	Roswell, GA	12,250,854.27		4,802,000.00	12,899,971.68	—	1,153,830.92
McDowell Place	Naperville, IL		(R)	2,580,400.00	23,209,628.88	—	1,681,254.08
Meadow Ridge	Norwich, CT	4,423,754.36		747,956.65	4,999,937.12	—	95,782.38
Meadowland	Bogart, GA	—		152,394.70	1,342,663.37	—	58,357.19
Meadowood (Cin)	Cincinnati, OH	—		330,734.47	2,913,731.09	—	327,188.88
Meadowood (Cuy)	Cuyahoga Falls, OH	—		201,406.59	1,774,784.23	—	154,945.29
Meadowood (FLA)	Flatwoods, KY	830,482.35		96,349.54	848,944.48	—	89,968.50
Meadowood (Fra)	Franklin, IN	968,368.00		129,251.57	1,138,733.20	—	153,593.68
Meadowood (New)	Newburgh, IN	936,960.24		131,546.01	1,159,063.71	—	80,535.58
Meadowood (Nic)	Nicholasville, KY	1,349,478.62		173,222.98	1,526,283.21	—	170,413.60
Meadowood (Tem)	Temperance, MI	1,263,972.49		173,674.59	1,530,262.41	—	59,638.52
Meadowood Apts. (Man)	Mansfield, OH	—		118,504.27	1,044,001.75	—	146,491.37
Meadowood I (GA)	Norcross, GA	—		205,467.55	1,810,393.05	—	183,283.71
Meadowood I (OH)	Columbus, OH	—		146,912.36	1,294,457.97	—	199,405.86
Meadowood II (FL)	Altamonte Springs, FL	—		160,366.67	1,413,005.15	—	88,274.02
Meadowood II (GA)	Norcross, GA	—		176,968.08	1,559,544.46	—	136,244.23
Meadowood II (OH)	Columbus, OH	466,153.89		57,801.92	509,198.89	—	75,242.43
Meadows I (OH), The	Columbus, OH	—		150,800.30	1,328,616.01	—	161,756.51
Meadows II (OH), The	Columbus, OH	1,121,423.56		186,636.48	1,644,520.78	—	149,743.27
Meadows in the Park	Birmingham, AL	—		1,000,900.00	8,533,099.29	—	509,228.10
Meadows on the Lake	Birmingham, AL	—		1,000,900.00	8,515,348.35	—	396,709.34
Meldon Place	Toledo, OH	2,291,831.19		288,433.76	2,541,700.52	—	502,727.52
Merrifield	Salisbury, MD	1,939,335.83		268,711.88	2,367,644.55	—	171,058.51
Merrill Creek	Lakewood, WA	—		814,200.00	7,330,605.66	—	320,644.77
Merritt at Satellite Place	Duluth, GA	—		3,400,000.00	30,115,674.42	—	366,060.48
Mesa Del Oso	Albuquerque, NM	10,841,603.72		4,305,000.00	12,112,957.39	—	332,471.06
Miguel Place	Port Richey, FL	1,422,298.14		199,349.05	1,756,482.38	—	251,759.65
Mill Pond	Millersville, MD	7,493,541.71		2,880,000.00	8,950,400.03	—	603,617.73
Millburn	Stow, OH	145,715.00		192,062.04	1,692,275.85	—	102,025.95
Millburn Court I	Centerville, OH	—		260,000.00	1,246,756.52	—	85,781.90
Millburn Court II	Centerville, OH	875,157.31		122,870.44	1,082,697.52	—	199,594.76
Mira Flores	Palm Beach Gardens, FL	—		7,040,000.00	22,515,299.08	—	56,632.63
Mission Bay	Orlando, FL	—		2,432,000.00	21,623,560.46	—	697,648.32
Mission Hills	Oceanside, CA	10,280,340.06		5,640,000.00	21,130,732.38	—	417,742.34
Misty Woods	Cary, NC	—		720,790.00	18,063,934.26	—	1,974,710.82
Montecito	Valencia, CA	—		8,400,000.00	24,709,145.69	—	212,647.13
Montevista	Dallas, TX	—		3,931,550.00	19,770,957.56	—	48,404.08
Montgomery Court I (MI)	Haslett, MI	1,159,403.92		156,297.73	1,377,153.31	—	168,920.87
Montgomery Court I (OH)	Dublin, OH	1,233,442.63		163,755.09	1,442,642.83	—	274,228.36
Montgomery Court II (OH)	Dublin, OH	—		149,733.82	1,319,417.16	—	160,104.01
Montierra	Scottsdale, AZ	—		3,455,000.00	17,266,786.53	—	188,763.01
Montierra (CA)	San Diego, CA	18,081,245.34		8,160,000.00	29,360,938.17	—	311,849.80
Montrose Square	Columbus, OH	—		193,266.04	1,703,260.43	—	318,219.94
Morgan Trace	Union City, GA	—		239,102.45	2,105,728.19	—	148,351.98
Morningside	Scottsdale, AZ	—		670,470.00	12,607,976.02	—	473,055.01
Morningside (FL)	Titusville, FL	—		197,889.52	1,743,622.33	—	512,274.87
Mosswood I	Winter Springs, FL	—		163,293.72	1,438,795.64	—	131,272.82
Mosswood II	Winter Springs, FL	1,483,530.41		275,329.91	2,426,157.56	—	141,192.09
Mountain Park Ranch	Phoenix, AZ		(O)	1,662,332.00	18,260,275.87	—	598,618.87
Mountain Terrace	Stevenson Ranch, CA	—		3,966,500.00	35,814,994.74	—	910,740.35
Nehoiden Glen	Needham, MA	2,099,843.44		634,537.73	4,241,754.83	—	92,274.23
Newberry I	Lansing, MI	—		183,508.91	1,616,913.48	—	188,783.69
Newberry II	Lansing, MI	—		142,292.43	1,253,951.34	—	128,069.14
Newport Heights	Tukwila, WA	—		391,200.00	3,522,780.07	—	579,783.17
Noonan Glen	Winchester, MA	542,852.56		151,343.51	1,011,700.36	—	74,402.87
North Creek (Everett)	Evertt, WA	—		3,967,500.00	12,387,189.94	—	878,050.24
North Hill	Atlanta, GA	15,385,425.74		2,525,300.00	18,550,989.31	—	4,334,060.08
Northampton 1	Largo, MD	19,702,894.43		1,843,200.00	17,528,380.75	—	2,721,753.93
Northampton 2	Largo, MD	—		1,513,500.00	14,246,990.27	—	1,187,770.60
Northgate Village	San Antonio, TX	—		660,100.00	5,974,145.35	—	1,184,924.16
Northglen	Valencia, CA	14,985,289.30		9,360,000.00	20,778,552.71	—	352,190.74
Northridge	Pleasant Hill, CA	—		5,527,800.00	14,691,704.52	—	1,099,195.96
Northridge (GA)	Carrolton, GA	—		238,810.55	2,104,181.16	—	124,529.46
Northrup Court I	Coraopolis, PA	1,324,265.45		189,245.89	1,667,462.56	—	129,040.01
Northrup Court II	Coraopolis, PA	—		157,190.30	1,385,017.88	—	94,030.38
Northwoods Village	Cary, NC	—		1,369,700.00	11,460,336.89	—	1,161,802.35
Norton Glen	Norton, MA	4,591,298.22		1,012,555.59	6,768,726.88	—	530,433.44
Nova Glen I	Daytona Beach, FL	—		142,085.70	1,251,929.83	—	280,887.85
Nova Glen II	Daytona Beach, FL	—		175,167.84	1,543,419.55	—	204,842.87
Novawood I	Daytona Beach, FL	149,213.33		122,311.47	1,077,897.38	—	109,027.18
Novawood II	Daytona Beach, FL	—		144,401.43	1,272,483.95	—	81,940.75
Oak Gardens	Hollywood, FL	—		329,967.88	2,907,287.62	—	255,414.02
Oak Mill 2	Germantown, MD	9,600,000.00		854,132.73	9,010,184.18	—	693,920.60

Description		Gross Amount Carried at Close of Period 12/31/02					Life Used to Compute Depreciation in Latest Income Statement(C)
Apartment Name	Location	Land	Building & Fixtures(A)	Total(B)	Accumulated Depreciation	Date of Construction
Manchester (REIT)	Jacksonville, FL	184,100.00	1,719,652.11	1,903,752.11	(130,549.98)	1985	30 Years
Marabou Mills I	Indianapolis, IN	224,177.96	2,161,075.62	2,385,253.58	(290,072.65)	1986	30 Years
Marabou Mills II	Indianapolis, IN	192,186.25	1,793,747.73	1,985,933.98	(230,481.84)	1987	30 Years
Marabou Mills III	Indianapolis, IN	171,556.72	1,596,131.15	1,767,687.87	(202,104.30)	1987	30 Years
Mariner Club (FL)	Pembroke Pines, FL	1,824,500.00	21,303,873.65	23,128,373.65	(3,344,011.88)	1988	30 Years
Mariners Wharf	Orange Park, FL	1,861,200.00	17,540,570.17	19,401,770.17	(3,404,488.30)	1989	30 Years
Mark Landing I	Miami, FL	191,985.73	1,775,453.82	1,967,439.55	(221,478.59)	1987	30 Years
Marks	Englewood, CO(G)	4,928,500.00	46,854,448.38	51,782,948.38	(9,680,495.50)	1987	30 Years
Marquessa	Corona Hills, CA	6,888,500.00	22,561,844.95	29,450,344.95	(4,452,426.07)	1992	30 Years
Marsh Landing I	Brunswick, GA	133,192.75	1,364,868.03	1,498,060.78	(192,111.48)	1984	30 Years
Marshlanding II	Brunswick, GA	111,187.09	1,086,729.74	1,197,916.83	(151,494.79)	1986	30 Years
Martha Lake	Lynnwood, WA	821,200.00	8,411,434.05	9,232,634.05	(1,813,976.06)	1991	30 Years
Martins Landing	Roswell, GA	4,802,000.00	14,053,802.60	18,855,802.60	(2,489,629.49)	1972	30 Years
McDowell Place	Naperville, IL	2,580,400.00	24,890,882.96	27,471,282.96	(5,943,027.96)	1988	30 Years
Meadow Ridge	Norwich, CT	747,956.65	5,095,719.50	5,843,676.15	(421,558.23)	1987	30 Years
Meadowland	Bogart, GA	152,394.70	1,401,020.56	1,553,415.26	(178,558.41)	1984	30 Years
Meadowood (Cin)	Cincinnati, OH	330,734.47	3,240,919.97	3,571,654.44	(393,835.01)	1985	30 Years
Meadowood (Cuy)	Cuyahoga Falls, OH	201,406.59	1,929,729.52	2,131,136.11	(235,252.55)	1985	30 Years
Meadowood (FLA)	Flatwoods, KY	96,349.54	938,912.98	1,035,262.52	(124,892.82)	1983	30 Years
Meadowood (Fra)	Franklin, IN	129,251.57	1,292,326.88	1,421,578.45	(175,310.17)	1983	30 Years
Meadowood (New)	Newburgh, IN	131,546.01	1,239,599.29	1,371,145.30	(168,687.83)	1984	30 Years
Meadowood (Nic)	Nicholasville, KY	173,222.98	1,696,696.81	1,869,919.79	(224,699.07)	1983	30 Years
Meadowood (Tem)	Temperance, MI	173,674.59	1,589,900.93	1,763,575.52	(193,457.55)	1984	30 Years
Meadowood Apts. (Man)	Mansfield, OH	118,504.27	1,190,493.12	1,308,997.39	(156,123.02)	1983	30 Years
Meadowood I (GA)	Norcross, GA	205,467.55	1,993,676.76	2,199,144.31	(243,689.69)	1982	30 Years
Meadowood I (OH)	Columbus, OH	146,912.36	1,493,863.83	1,640,776.19	(217,319.52)	1984	30 Years
Meadowood II (FL)	Altamonte Springs, FL	160,366.67	1,501,279.17	1,661,645.84	(186,314.57)	1980	30 Years
Meadowood II (GA)	Norcross, GA	176,968.08	1,695,788.69	1,872,756.77	(210,319.50)	1984	30 Years
Meadowood II (OH)	Columbus, OH	57,801.92	584,441.32	642,243.24	(83,255.71)	1985	30 Years
Meadows I (OH), The	Columbus, OH	150,800.30	1,490,372.52	1,641,172.82	(202,075.43)	1985	30 Years
Meadows II (OH), The	Columbus, OH	186,636.48	1,794,264.05	1,980,900.53	(234,374.48)	1987	30 Years
Meadows in the Park	Birmingham, AL	1,000,900.00	9,042,327.39	10,043,227.39	(1,894,263.84)	1986	30 Years
Meadows on the Lake	Birmingham, AL	1,000,900.00	8,912,057.69	9,912,957.69	(1,785,190.59)	1987	30 Years
Meldon Place	Toledo, OH	288,433.76	3,044,428.04	3,332,861.80	(451,697.11)	1978	30 Years
Merrifield	Salisbury, MD	268,711.88	2,538,703.06	2,807,414.94	(314,174.72)	1988	30 Years
Merrill Creek	Lakewood, WA	814,200.00	7,651,250.43	8,465,450.43	(1,607,155.85)	1994	30 Years
Merritt at Satellite Place	Duluth, GA	3,400,000.00	30,481,734.90	33,881,734.90	(3,524,325.54)	1999	30 Years
Mesa Del Oso	Albuquerque, NM	4,305,000.00	12,445,428.45	16,750,428.45	(793,689.42)	1983	30 Years
Miguel Place	Port Richey, FL	199,349.05	2,008,242.03	2,207,591.08	(274,457.37)	1987	30 Years
Mill Pond	Millersville, MD	2,880,000.00	9,554,017.76	12,434,017.76	(1,544,437.35)	1984	30 Years
Millburn	Stow, OH	192,062.04	1,794,301.80	1,986,363.84	(214,047.48)	1984	30 Years
Millburn Court I	Centerville, OH	260,000.00	1,332,538.42	1,592,538.42	(113,155.24)	1979	30 Years
Millburn Court II	Centerville, OH	122,870.44	1,282,292.28	1,405,162.72	(186,849.81)	1981	30 Years
Mira Flores	Palm Beach Gardens, FL	7,040,000.00	22,571,931.71	29,611,931.71	(620,310.71)	1996	30 Years
Mission Bay	Orlando, FL	2,432,000.00	22,321,208.78	24,753,208.78	(3,468,155.37)	1991	30 Years
Mission Hills	Oceanside, CA	5,640,000.00	21,548,474.72	27,188,474.72	(1,528,177.06)	1984	30 Years
Misty Woods	Cary, NC	720,790.00	20,038,645.08	20,759,435.08	(3,574,241.63)	1984	30 Years
Montecito	Valencia, CA	8,400,000.00	24,921,792.82	33,321,792.82	(1,768,545.40)	1999	30 Years
Montevista	Dallas, TX	3,931,550.00	19,819,361.64	23,750,911.64	(348,592.14)	2000	30 Years
Montgomery Court I (MI)	Haslett, MI	156,297.73	1,546,074.18	1,702,371.91	(203,292.18)	1984	30 Years
Montgomery Court I (OH)	Dublin, OH	163,755.09	1,716,871.19	1,880,626.28	(233,426.84)	1985	30 Years
Montgomery Court II (OH)	Dublin, OH	149,733.82	1,479,521.17	1,629,254.99	(187,517.91)	1986	30 Years
Montierra	Scottsdale, AZ	3,455,000.00	17,455,549.54	20,910,549.54	(2,365,884.97)	1999	30 Years
Montierra (CA)	San Diego, CA	8,160,000.00	29,672,787.97	37,832,787.97	(2,264,255.50)	1990	30 Years
Montrose Square	Columbus, OH	193,266.04	2,021,480.37	2,214,746.41	(301,235.09)	1987	30 Years
Morgan Trace	Union City, GA	239,102.45	2,254,080.17	2,493,182.62	(285,269.94)	1986	30 Years
Morningside	Scottsdale, AZ	670,470.00	13,081,031.03	13,751,501.03	(2,442,498.80)	1989	30 Years
Morningside (FL)	Titusville, FL	197,889.52	2,255,897.20	2,453,786.72	(362,736.56)	1984	30 Years
Mosswood I	Winter Springs, FL	163,293.72	1,570,068.46	1,733,362.18	(206,948.99)	1981	30 Years
Mosswood II	Winter Springs, FL	275,329.91	2,567,349.65	2,842,679.56	(323,035.72)	1982	30 Years
Mountain Park Ranch	Phoenix, AZ	1,662,332.00	18,858,894.74	20,521,226.74	(3,604,648.55)	1994	30 Years
Mountain Terrace	Stevenson Ranch, CA	3,966,500.00	36,725,735.09	40,692,235.09	(8,102,505.97)	1992	30 Years
Nehoiden Glen	Needham, MA	634,537.73	4,334,029.06	4,968,566.79	(339,060.37)	1978	30 Years
Newberry I	Lansing, MI	183,508.91	1,805,697.17	1,989,206.08	(239,052.99)	1985	30 Years
Newberry II	Lansing, MI	142,292.43	1,382,020.48	1,524,312.91	(180,199.32)	1986	30 Years
Newport Heights	Tukwila, WA	391,200.00	4,102,563.24	4,493,763.24	(1,353,858.09)	1985	30 Years
Noonan Glen	Winchester, MA	151,343.51	1,086,103.23	1,237,446.74	(87,956.96)	1983	30 Years
North Creek (Everett)	Evertt, WA	3,967,500.00	13,265,240.18	17,232,740.18	(2,264,870.18)	1986	30 Years
North Hill	Atlanta, GA	2,525,300.00	22,885,049.39	25,410,349.39	(6,169,449.01)	1984	30 Years
Northampton 1	Largo, MD	1,843,200.00	20,250,134.68	22,093,334.68	(7,095,706.48)	1977	30 Years
Northampton 2	Largo, MD	1,513,500.00	15,434,760.87	16,948,260.87	(4,806,665.69)	1988	30 Years
Northgate Village	San Antonio, TX	660,100.00	7,159,069.51	7,819,169.51	(2,847,947.46)	1984	30 Years
Northglen	Valencia, CA	9,360,000.00	21,130,743.45	30,490,743.45	(1,536,839.36)	1988	30 Years
Northridge	Pleasant Hill, CA	5,527,800.00	15,790,900.48	21,318,700.48	(2,876,412.12)	1974	30 Years
Northridge (GA)	Carrolton, GA	238,810.55	2,228,710.62	2,467,521.17	(281,488.17)	1985	30 Years
Northrup Court I	Coraopolis, PA	189,245.89	1,796,502.57	1,985,748.46	(228,427.67)	1985	30 Years
Northrup Court II	Coraopolis, PA	157,190.30	1,479,048.26	1,636,238.56	(189,936.79)	1985	30 Years
Northwoods Village	Cary, NC	1,369,700.00	12,622,139.24	13,991,839.24	(2,756,979.77)	1986	30 Years
Norton Glen	Norton, MA	1,012,555.59	7,299,160.32	8,311,715.91	(584,519.54)	1983	30 Years
Nova Glen I	Daytona Beach, FL	142,085.70	1,532,817.68	1,674,903.38	(219,175.19)	1984	30 Years
Nova Glen II	Daytona Beach, FL	175,167.84	1,748,262.42	1,923,430.26	(228,977.77)	1986	30 Years
Novawood I	Daytona Beach, FL	122,311.47	1,186,924.56	1,309,236.03	(161,615.70)	1980	30 Years
Novawood II	Daytona Beach, FL	144,401.43	1,354,424.70	1,498,826.13	(175,353.50)	1980	30 Years
Oak Gardens	Hollywood, FL	329,967.88	3,162,701.64	3,492,669.52	(375,688.31)	1988	30 Years
Oak Mill 2	Germantown, MD	854,132.73	9,704,104.78	10,558,237.51	(2,758,609.70)	1985	30 Years

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net)(E)
Apartment Name	Location	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures
Oak Park North	Agoura Hills, CA		(I)	1,706,900.00	15,362,665.94	—	532,875.33
Oak Park South	Agoura Hills, CA		(I)	1,683,800.00	15,154,607.90	—	612,186.38
Oak Ridge	Clermont, FL	1,171,941.82		173,616.92	1,529,936.27	—	274,984.86
Oak Shade	Orange City, FL	—		229,403.00	2,021,290.39	—	117,785.01
Oakland Hills	Margate, FL	4,829,527.78		3,040,000.00	4,930,603.61	—	513,577.17
Oakley Woods	Union City, GA	1,080,381.63		165,448.86	1,457,484.78	—	196,435.14
Oaks (NC)	Charlotte, NC	—		2,196,744.00	23,601,539.52	—	312,028.33
Oakwood Manor	Hollywood, FL	—		173,246.93	1,525,972.93	—	57,315.40
Oakwood Village (FL)	Hudson, FL	—		177,280.95	1,285,011.00	—	309,646.00
Oakwood Village (GA)	Augusta, GA	—		161,174.07	1,420,119.23	—	135,629.33
Ocean Walk	Key West, FL	21,079,921.00		2,838,748.50	25,545,008.72	—	965,706.32
Old Archer Court	Gainesville, FL	943,120.19		170,323.43	1,500,735.06	—	266,819.12
Old Mill Glen	Maynard, MA	1,927,014.37		396,755.99	2,652,232.60	—	91,682.58
Olde Redmond Place	Redmond, WA		(R)	4,807,100.00	14,126,038.08	—	649,036.73
Olivewood (MI)	Sterling Hts., MI	—		519,166.75	4,574,904.84	—	322,712.20
Olivewood I	Indianapolis, IN	—		184,701.38	1,627,420.44	—	250,979.35
Olivewood II	Indianapolis, IN	1,243,201.04		186,234.55	1,640,570.51	—	185,538.36
One Eton Square	Tulsa, OK	—		1,570,100.00	14,130,936.96	—	1,955,967.84
Orchard Ridge	Lynnwood, WA	—		485,600.00	4,372,032.68	—	543,552.12
Overlook	San Antonio, TX	—		1,100,200.00	9,901,516.56	—	1,276,644.21
Overlook Manor	Frederick, MD	—		1,299,100.00	3,930,931.05	—	614,124.42
Overlook Manor II	Frederick, MD	5,505,000.00		2,186,300.00	6,262,597.06	—	171,456.81
Overlook Manor III	Frederick, MD	—		1,026,300.00	3,027,389.58	—	83,657.93
Paces Station	Atlanta, GA	—		4,801,500.00	32,548,052.56	—	3,289,398.45
Palladia	Hillsboro, OR	—		6,461,000.00	44,888,155.82	—	167,293.48
Palm Place	Sarasota. FL	—		248,314.81	2,188,339.09	—	358,044.02
Panther Ridge	Federal Way, WA	—		1,055,800.00	9,506,116.69	—	867,125.54
Paradise Pointe	Dania, FL	—		1,913,414.15	17,417,955.82	—	2,529,302.73
Parc Royale	Houston, TX	—		2,223,000.00	11,936,832.68	—	795,442.33
Park Meadow	Gilbert, AZ	—		835,217.00	15,120,768.64	—	622,335.84
Park Place (MN)	Plymouth, MN	—		1,219,900.00	10,964,119.20	—	918,013.31
Park Place (TX)	Houston, TX	—		1,603,000.00	12,054,925.78	—	362,985.92
Park Place II	Plymouth, MN	—		1,216,100.00	10,951,697.51	—	749,454.07
Park Place West (CT)	West Hartford, CT	—		466,243.49	3,116,742.32	—	116,924.24
Park West (CA)	Los Angeles, CA	—		3,033,500.00	27,302,382.65	—	2,000,415.18
Park West (TX)	Austin, TX	—		648,705.00	4,738,541.73	—	957,192.18
Park West End (VA)	Richmond, VA	—		1,562,500.00	11,871,449.21	—	817,721.91
Parkfield	Denver, CO	—		8,330,000.00	28,646,351.96	—	215,206.34
Parkridge Place	Irving, TX	—		6,432,900.00	17,094,962.48	—	1,268,947.95
Parkside	Union City, CA	—		6,246,700.00	11,827,452.91	—	2,220,344.20
Parkview Terrace	Redlands, CA	—		4,969,200.00	35,653,777.06	—	1,241,722.12
Parkville (Col)	Columbus, OH	1,705,772.46		150,432.98	1,325,756.49	—	245,383.55
Parkville (IN)	Gas City, IN	717,872.59		103,434.26	911,493.58	—	126,384.05
Parkville (Par)	Englewood, OH	—		127,863.02	1,126,637.55	—	117,955.07
Parkville (WV)	Parkersburg, WV	—		105,459.86	929,406.33	—	95,664.16
Parkway North (REIT)	Ft. Meyers, FL	1,092,648.32		145,350.00	1,308,114.98	—	80,792.90
Parkwood (CT)	East Haven, CT	—		531,364.67	3,552,064.06	—	68,341.52
Patchen Oaks	Lexington, KY	—		1,345,300.00	8,129,209.54	—	639,217.08
Pembroke Lake	Virginia Beach, VA(T)	8,720,633.78		511,947.00	8,889,539.36	—	591,742.76
Phillips Park	Wellesley, MA	3,982,256.96		816,921.82	5,460,955.15	—	78,291.48
Pine Barrens	Jacksonville, FL	—		268,302.86	2,364,040.59	—	236,475.48
Pine Harbour	Orlando, FL	—		1,664,300.00	14,970,914.84	—	1,474,181.50
Pine Knoll	Jonesboro, GA	1,165,458.18		138,052.24	1,216,390.69	—	116,486.55
Pine Lake	Tampa, FL	625,367.83		79,876.79	703,801.58	—	71,473.49
Pine Meadows I (FL)	Ft. Meyers, FL	—		152,019.39	1,339,596.48	—	323,906.83
Pine Terrace I	Callaway, FL	2,069,237.89		288,991.84	2,546,426.41	—	456,044.68
Pine Tree Club	Wildwood, MO	—		1,125,000.00	7,017,082.20	—	410,004.50
Pinellas Pines	Pinellas Park, FL	10,436.71		174,999.26	1,541,934.20	—	199,885.02
Pines of Cloverlane	Ypsilanti, MI	—		1,907,800.00	16,767,519.36	—	5,405,873.97
Pines of Springdale	Palm Springs, FL	—		473,867.00	4,265,174.32	—	970,267.17
Plum Tree	Hales Corners, WI		(N)	1,996,700.00	20,247,195.39	—	834,290.96
Plumwood (Che)	Chesterfield, IN	62,288.50		84,922.60	748,260.67	—	77,275.99
Plumwood (For)	Ft. Wayne, IN	—		131,350.81	1,157,243.81	—	147,101.39
Plumwood I	Columbus, OH	1,639,286.01		289,814.33	2,553,597.34	—	313,222.60
Plumwood II	Columbus, OH	—		107,583.06	947,924.01	—	80,246.31
Point (NC)	Charlotte, NC		(S)	1,700,000.00	25,417,266.78	—	321,242.34
Pointe at South Mountain	Phoenix, AZ	—		2,228,800.00	20,059,310.98	—	1,092,343.96
Pointe East Condo, LLC	Redmond, WA	—		602,600.00	5,596,526.25	—	400,433.41
Polos East	Orlando, FL	—		1,386,000.00	19,058,620.04	—	634,480.98
Port Royale	Ft. Lauderdale, FL	—		1,754,200.00	15,789,873.13	—	1,271,364.27
Port Royale II	Ft. Lauderdale, FL	—		1,022,200.00	9,203,165.98	—	794,671.32
Port Royale III	Ft. Lauderdale, FL	—		7,454,900.00	14,743,153.65	—	1,071,946.36
Portland Center	Portland, OR(G)	—		6,032,900.00	43,554,398.53	—	3,487,178.82
Portofino	Chino Hills, CA	—		3,572,400.00	14,660,993.76	—	395,597.69
Portofino (Val)	Valencia, CA	14,584,025.13		8,640,000.00	21,487,126.27	—	288,784.82
Portside Towers	Jersey City, NJ(G)	55,396,562.90		22,455,700.00	96,842,912.99	—	2,205,372.25
Prairie Creek I	Richardson, TX	—		4,067,291.52	38,986,022.29	—	560,894.85
Preakness	Antioch, TN	—		1,561,900.00	7,668,520.58	—	1,548,008.89
Preserve at Squaw Peak	Phoenix, AZ	—		517,788.00	8,533,991.83	—	309,724.28
Preston at Willowbend	Plano, TX	—		872,500.00	7,878,915.24	—	2,571,345.90
Preston Bend	Dallas, TX		(M)	1,085,200.00	9,532,056.26	—	659,236.79
Princeton Court	Evansville, IN	865,248.93		116,696.04	1,028,219.32	—	193,638.17
Princeton Square	Jacksonville, FL	—		864,000.00	11,910,477.70	—	605,199.08
Promenade (FL)	St. Petersburg, FL	—		2,124,193.40	25,804,036.95	—	1,261,398.23
Promenade at Aventura	Aventura, FL	—		13,320,000.00	30,353,748.43	—	339,724.27

Description		Gross Amount Carried at Close of Period 12/31/02					Life Used to Compute Depreciation in Latest Income Statement(C)
Apartment Name	Location	Land	Building & Fixtures(A)	Total(B)	Accumulated Depreciation	Date of Construction
Oak Park North	Agoura Hills, CA	1,706,900.00	15,895,541.27	17,602,441.27	(4,124,874.79)	1990	30 Years
Oak Park South	Agoura Hills, CA	1,683,800.00	15,766,794.28	17,450,594.28	(4,143,978.20)	1989	30 Years
Oak Ridge	Clermont, FL	173,616.92	1,804,921.13	1,978,538.05	(245,925.95)	1985	30 Years
Oak Shade	Orange City, FL	229,403.00	2,139,075.40	2,368,478.40	(273,754.65)	1985	30 Years
Oakland Hills	Margate, FL	3,040,000.00	5,444,180.78	8,484,180.78	(531,463.77)	1987	30 Years
Oakley Woods	Union City, GA	165,448.86	1,653,919.92	1,819,368.78	(227,165.02)	1984	30 Years
Oaks (NC)	Charlotte, NC	2,196,744.00	23,913,567.85	26,110,311.85	(3,657,832.39)	1996	30 Years
Oakwood Manor	Hollywood, FL	173,246.93	1,583,288.33	1,756,535.26	(200,013.13)	1986	30 Years
Oakwood Village (FL)	Hudson, FL	177,280.95	1,594,657.00	1,771,937.95	(233,043.77)	1986	30 Years
Oakwood Village (GA)	Augusta, GA	161,174.07	1,555,748.56	1,716,922.63	(197,384.04)	1985	30 Years
Ocean Walk	Key West, FL	2,838,748.50	26,510,715.04	29,349,463.54	(4,899,446.55)	1990	30 Years
Old Archer Court	Gainesville, FL	170,323.43	1,767,554.18	1,937,877.61	(253,974.67)	1977	30 Years
Old Mill Glen	Maynard, MA	396,755.99	2,743,915.18	3,140,671.17	(224,631.47)	1983	30 Years
Olde Redmond Place	Redmond, WA	4,807,100.00	14,775,074.81	19,582,174.81	(2,445,905.27)	1986	30 Years
Olivewood (MI)	Sterling Hts., MI	519,166.75	4,897,617.04	5,416,783.79	(626,462.52)	1986	30 Years
Olivewood I	Indianapolis, IN	184,701.38	1,878,399.79	2,063,101.17	(256,860.61)	1985	30 Years
Olivewood II	Indianapolis, IN	186,234.55	1,826,108.87	2,012,343.42	(239,256.95)	1986	30 Years
One Eton Square	Tulsa, OK	1,570,100.00	16,086,904.80	17,657,004.80	(3,776,803.33)	1985	30 Years
Orchard Ridge	Lynnwood, WA	485,600.00	4,915,584.80	5,401,184.80	(1,583,021.44)	1988	30 Years
Overlook	San Antonio, TX	1,100,200.00	11,178,160.77	12,278,360.77	(2,765,538.07)	1985	30 Years
Overlook Manor	Frederick, MD	1,299,100.00	4,545,055.47	5,844,155.47	(820,329.71)	1980/1985	30 Years
Overlook Manor II	Frederick, MD	2,186,300.00	6,434,053.87	8,620,353.87	(1,136,672.62)	1980/1985	30 Years
Overlook Manor III	Frederick, MD	1,026,300.00	3,111,047.51	4,137,347.51	(533,632.71)	1980/1985	30 Years
Paces Station	Atlanta, GA	4,801,500.00	35,837,451.01	40,638,951.01	(7,924,006.70)	1984-1988/1989	30 Years
Palladia	Hillsboro, OR	6,461,000.00	45,055,449.30	51,516,449.30	(2,190,488.62)	2000	30 Years
Palm Place	Sarasota. FL	248,314.81	2,546,383.11	2,794,697.92	(348,604.53)	1984	30 Years
Panther Ridge	Federal Way, WA	1,055,800.00	10,373,242.23	11,429,042.23	(2,474,737.50)	1980	30 Years
Paradise Pointe	Dania, FL	1,913,414.15	19,947,258.55	21,860,672.70	(5,991,328.13)	1987-90	30 Years
Parc Royale	Houston, TX	2,223,000.00	12,732,275.01	14,955,275.01	(1,895,800.74)	1994	30 Years
Park Meadow	Gilbert, AZ	835,217.00	15,743,104.48	16,578,321.48	(2,976,819.75)	1986	30 Years
Park Place (MN)	Plymouth, MN	1,219,900.00	11,882,132.51	13,102,032.51	(3,136,398.39)	1986	30 Years
Park Place (TX)	Houston, TX	1,603,000.00	12,417,911.70	14,020,911.70	(2,313,231.39)	1996	30 Years
Park Place II	Plymouth, MN	1,216,100.00	11,701,151.58	12,917,251.58	(2,997,738.17)	1986	30 Years
Park Place West (CT)	West Hartford, CT	466,243.49	3,233,666.56	3,699,910.05	(264,951.46)	1961	30 Years
Park West (CA)	Los Angeles, CA	3,033,500.00	29,302,797.83	32,336,297.83	(7,935,898.53)	1987/90	30 Years
Park West (TX)	Austin, TX	648,705.00	5,695,733.91	6,344,438.91	(2,081,951.08)	1985	30 Years
Park West End (VA)	Richmond, VA	1,562,500.00	12,689,171.12	14,251,671.12	(2,488,524.92)	1985	30 Years
Parkfield	Denver, CO	8,330,000.00	28,861,558.30	37,191,558.30	(2,123,297.80)	2000	30 Years
Parkridge Place	Irving, TX	6,432,900.00	18,363,910.43	24,796,810.43	(3,929,267.72)	1985	30 Years
Parkside	Union City, CA	6,246,700.00	14,047,797.11	20,294,497.11	(2,556,784.29)	1979	30 Years
Parkview Terrace	Redlands, CA	4,969,200.00	36,895,499.18	41,864,699.18	(6,840,789.56)	1986	30 Years
Parkville (Col)	Columbus, OH	150,432.98	1,571,140.04	1,721,573.02	(244,776.86)	1978	30 Years
Parkville (IN)	Gas City, IN	103,434.26	1,037,877.63	1,141,311.89	(146,656.54)	1982	30 Years
Parkville (Par)	Englewood, OH	127,863.02	1,244,592.62	1,372,455.64	(158,017.29)	1982	30 Years
Parkville (WV)	Parkersburg, WV	105,459.86	1,025,070.49	1,130,530.35	(130,099.16)	1982	30 Years
Parkway North (REIT)	Ft. Meyers, FL	145,350.00	1,388,907.88	1,534,257.88	(112,063.47)	1984	30 Years
Parkwood (CT)	East Haven, CT	531,364.67	3,620,405.58	4,151,770.25	(307,263.89)	1975	30 Years
Patchen Oaks	Lexington, KY	1,345,300.00	8,768,426.62	10,113,726.62	(1,634,205.39)	1990	30 Years
Pembroke Lake	Virginia Beach, VA(T)	511,947.00	9,481,282.12	9,993,229.12	(1,186,728.52)	1975	30 Years
Phillips Park	Wellesley, MA	816,921.82	5,539,246.63	6,356,168.45	(423,017.01)	1988	30 Years
Pine Barrens	Jacksonville, FL	268,302.86	2,600,516.07	2,868,818.93	(342,795.63)	1986	30 Years
Pine Harbour	Orlando, FL	1,664,300.00	16,445,096.34	18,109,396.34	(5,644,888.98)	1991	30 Years
Pine Knoll	Jonesboro, GA	138,052.24	1,332,877.24	1,470,929.48	(162,752.96)	1985	30 Years
Pine Lake	Tampa, FL	79,876.79	775,275.07	855,151.86	(101,278.07)	1982	30 Years
Pine Meadows I (FL)	Ft. Meyers, FL	152,019.39	1,663,503.31	1,815,522.70	(253,479.68)	1985	30 Years
Pine Terrace I	Callaway, FL	288,991.84	3,002,471.09	3,291,462.93	(449,155.39)	1983	30 Years
Pine Tree Club	Wildwood, MO	1,125,000.00	7,427,086.70	8,552,086.70	(1,063,544.52)	1986	30 Years
Pinellas Pines	Pinellas Park, FL	174,999.26	1,741,819.22	1,916,818.48	(223,204.58)	1983	30 Years
Pines of Cloverlane	Ypsilanti, MI	1,907,800.00	22,173,393.33	24,081,193.33	(7,414,920.18)	1975-79	30 Years
Pines of Springdale	Palm Springs, FL	473,867.00	5,235,441.49	5,709,308.49	(1,890,337.35)	1985/87	30 Years
Plum Tree	Hales Corners, WI	1,996,700.00	21,081,486.35	23,078,186.35	(3,884,590.92)	1989	30 Years
Plumwood (Che)	Chesterfield, IN	84,922.60	825,536.66	910,459.26	(107,622.39)	1980	30 Years
Plumwood (For)	Ft. Wayne, IN	131,350.81	1,304,345.20	1,435,696.01	(182,425.38)	1981	30 Years
Plumwood I	Columbus, OH	289,814.33	2,866,819.94	3,156,634.27	(375,254.16)	1978	30 Years
Plumwood II	Columbus, OH	107,583.06	1,028,170.32	1,135,753.38	(126,507.44)	1983	30 Years
Point (NC)	Charlotte, NC	1,700,000.00	25,738,509.12	27,438,509.12	(3,917,791.85)	1996	30 Years
Pointe at South Mountain	Phoenix, AZ	2,228,800.00	21,151,654.94	23,380,454.94	(4,647,638.83)	1988	30 Years
Pointe East Condo, LLC	Redmond, WA	602,600.00	5,996,959.66	6,599,559.66	(1,770,500.28)	1988	30 Years
Polos East	Orlando, FL	1,386,000.00	19,693,101.02	21,079,101.02	(3,106,816.26)	1991	30 Years
Port Royale	Ft. Lauderdale, FL	1,754,200.00	17,061,237.40	18,815,437.40	(5,245,636.30)	1988	30 Years
Port Royale II	Ft. Lauderdale, FL	1,022,200.00	9,997,837.30	11,020,037.30	(2,729,874.55)	1988	30 Years
Port Royale III	Ft. Lauderdale, FL	7,454,900.00	15,815,100.01	23,270,000.01	(3,491,865.36)	1988	30 Years
Portland Center	Portland, OR(G)	6,032,900.00	47,041,577.35	53,074,477.35	(7,615,609.84)	1965	30 Years
Portofino	Chino Hills, CA	3,572,400.00	15,056,591.45	18,628,991.45	(2,802,413.76)	1989	30 Years
Portofino (Val)	Valencia, CA	8,640,000.00	21,775,911.09	30,415,911.09	(1,560,945.68)	1989	30 Years
Portside Towers	Jersey City, NJ(G)	22,455,700.00	99,048,285.24	121,503,985.24	(15,701,096.19)	1992/1997	30 Years
Prairie Creek I	Richardson, TX	4,067,291.52	39,546,917.14	43,614,208.66	(5,370,898.68)	1998/99	30 Years
Preakness	Antioch, TN	1,561,900.00	9,216,529.47	10,778,429.47	(2,172,061.17)	1986	30 Years
Preserve at Squaw Peak	Phoenix, AZ	517,788.00	8,843,716.11	9,361,504.11	(1,679,679.05)	1990	30 Years
Preston at Willowbend	Plano, TX	872,500.00	10,450,261.14	11,322,761.14	(3,823,384.91)	1985	30 Years
Preston Bend	Dallas, TX	1,085,200.00	10,191,293.05	11,276,493.05	(2,342,010.41)	1986	30 Years
Princeton Court	Evansville, IN	116,696.04	1,221,857.49	1,338,553.53	(164,895.88)	1985	30 Years
Princeton Square	Jacksonville, FL	864,000.00	12,515,676.78	13,379,676.78	(2,031,423.67)	1984	30 Years
Promenade (FL)	St. Petersburg, FL	2,124,193.40	27,065,435.18	29,189,628.58	(4,106,405.23)	1994	30 Years
Promenade at Aventura	Aventura, FL	13,320,000.00	30,693,472.70	44,013,472.70	(1,919,115.18)	1995	30 Years

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net)(E)
Apartment Name	Location	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures
Promenade at Wyndham Lakes	Coral Springs, FL	—		6,640,000.00	26,743,759.79	—	236,026.23
Promenade Terrace	Corona, CA	14,673,985.07		2,282,800.00	20,546,289.38	—	1,105,005.11
Promontory Pointe I & II	Phoenix, AZ	—		2,355,509.00	30,421,839.60	—	1,163,229.75
Prospect Towers	Hackensack, NJ	14,098,134.08		3,926,600.00	27,966,416.19	—	2,147,267.17
Prospect Towers II	Hackensack, NJ	—		4,500,000.00	32,988,329.41	—	4,914.05
Providence at Kirby	Houston, TX	18,338,179.50		3,945,000.00	20,587,666.33	—	215.42
Pueblo Villas	Albuquerque, NM	—		855,600.00	7,694,320.11	—	1,761,637.56
Quail Call	Albany, GA	684,084.74		104,723.44	922,727.65	—	119,621.30
Ramblewood I (Val)	Valdosta, GA	—		132,083.69	1,163,801.21	—	87,961.53
Ramblewood II (Aug)	Augusta, GA	—		169,269.38	1,490,782.67	—	274,767.43
Ramblewood II (Val)	Valdosta, GA	—		61,672.12	543,398.57	—	27,993.36
Ranchside	New Port Richey, FL	—		144,692.45	1,274,898.15	—	148,381.27
Ranchstone	Houston, TX	—		770,000.00	15,371,430.67	—	276,946.71
Ravens Crest	Plainsboro, NJ	—		4,670,850.00	42,080,642.31	—	3,994,205.46
Ravinia	Greenfield, WI		(N)	1,240,100.00	12,055,713.24	—	467,929.39
Red Deer I	Fairborn, OH	—		204,316.78	1,800,253.53	—	150,334.81
Red Deer II	Fairborn, OH	—		193,851.63	1,708,044.09	—	118,587.57
Redan Village I	Decatur, GA	—		274,294.48	2,416,963.33	—	197,796.89
Redan Village II	Decatur, GA	—		240,605.46	2,119,855.32	—	124,469.73
Redlands Lawn and Tennis	Redlands, CA	—		4,822,320.00	26,359,328.48	—	1,450,244.71
Regency	Charlotte, NC	—		890,000.00	11,783,919.89	—	629,719.36
Regency Palms	Huntington Beach, CA	—		1,857,400.00	16,713,253.54	—	1,564,041.57
Remington Place	Pheonix, AZ	—		1,492,750.00	13,377,478.30	—	1,958,692.37
Reserve at Ashley Lake	Boynton Beach, FL	24,150,000.00		3,520,400.00	23,332,493.58	—	1,103,926.95
Reserve at Fairfax Corners	Fairfax, VA	—		15,804,057.13	63,216,228.51	—	76,720.86
Reserve Square Combined	Cleveland, OH(G)	—		2,618,851.89	23,582,868.99	—	15,256,869.81
Retreat, The	Phoenix, AZ		(S)	3,475,114.00	27,265,251.81	—	322,549.15
Ribbon Mill	Manchester, CT	4,414,097.57		787,929.00	5,267,144.05	—	147,463.42
Richmond Townhomes	Houston, TX	—		940,000.00	13,906,905.00	—	417,479.69
Ridgewood (Lou)	Louisville, KY	—		163,685.89	1,442,301.06	—	71,899.84
Ridgewood (MI)	Westland, MI	1,161,530.68		176,968.96	1,559,588.43	—	167,332.53
Ridgewood (Rus)	Russellville, KY	740,727.67		69,156.10	609,340.64	—	86,322.11
Ridgewood I (Bed)	Bedford, IN	818,907.23		107,119.92	943,843.19	—	101,351.24
Ridgewood I (Elk)	Elkhart, IN	—		159,371.17	1,404,233.72	—	212,345.51
Ridgewood I (GA)	Decatur, GA	1,326,579.20		230,574.17	2,031,609.72	—	150,802.86
Ridgewood I (Lex)	Lexington, KY	—		203,719.66	1,794,792.23	—	134,781.13
Ridgewood I (OH)	Columbus, OH	1,160,738.69		174,065.87	1,534,135.00	—	173,832.87
Ridgewood II (Bed)	Bedford, IN	848,893.80		99,558.74	877,220.98	—	77,856.59
Ridgewood II (Elk)	Elkhart, IN	—		215,334.70	1,897,333.39	—	282,705.39
Ridgewood II (GA)	Decatur, GA	954,440.18		164,999.02	1,453,626.21	—	74,596.35
Ridgewood II (OH)	Columbus, OH	1,122,047.40		162,913.98	1,435,647.68	—	127,959.64
Ridgewood Village	San Diego, CA		(J)	5,761,500.00	14,032,510.64	—	139,324.91
Ridgewood Village II	San Diego, CA	—		6,048,000.00	19,971,537.18	—	28,679.67
Rincon	Houston, TX	—		4,401,900.00	16,734,745.75	—	630,259.78
River Glen I	Reynoldsburg, OH	—		171,271.91	1,508,892.15	—	102,834.57
River Glen II	Reynoldsburg, OH	1,119,412.57		158,683.55	1,398,175.02	—	133,473.39
River Hill	Grand Prairie, TX	—		2,004,000.00	19,272,943.71	—	649,143.04
River Oaks (CA)	Oceanside, CA	10,438,479.00		5,600,000.00	20,673,713.81	—	524,622.09
River Park	Fort Worth, TX	7,353,502.23		2,245,400.00	8,811,726.50	—	1,789,868.90
Rivers Bend (CT)	Windsor, CT		(P)	3,325,516.73	22,230,398.58	—	228,536.08
Rivers Edge	Waterbury, CT	—		781,900.00	6,561,167.21	—	342,197.03
Rivers End I	Jacksonville, FL	1,343,119.61		171,744.81	1,507,064.67	—	192,458.75
Rivers End II	Jacksonville, FL	—		190,687.68	1,680,171.28	—	168,670.63
River Pointe at Den Rock Park	Lawrence, MA	18,100,000.00		4,615,702.11	18,406,208.83	—	—
Riverside Park	Tulsa, OK	—		1,441,400.00	12,371,637.06	—	563,104.54
Riverview Condominiums	Norwalk, CT	6,125,037.67		2,300,000.00	7,406,729.78	—	748,809.82
Roanoke	Rochester Hills, MI	40,500.00		369,911.16	3,259,270.40	—	160,269.11
Rock Creek	Corrboro, NC	—		895,700.00	8,062,542.86	—	671,043.01
Rockingham Glen	West Roxbury, MA	2,395,953.57		1,124,216.91	7,515,159.93	—	177,529.83
Rolido Parque	Houston, TX	6,830,444.31		2,955,900.00	7,931,879.77	—	1,306,358.06
Rolling Green (Amherst)	Amherst, MA	3,927,835.67		1,340,701.85	8,962,317.43	—	454,891.94
Rolling Green (Fall River)	Fall River, MA	7,832,720.51		2,481,821.11	16,780,359.12	—	730,420.64
Rolling Green (Milford)	Milford, MA	7,791,026.73		2,012,350.35	13,452,150.14	—	867,111.96
Rosecliff	Quincy, MA	—		5,460,000.00	15,722,948.35	—	55,958.02
Rosehill Pointe	Lenexa, KS		(R)	2,093,300.00	18,863,514.87	—	3,229,392.58
Rosewood (KY)	Louisville, KY	—		253,452.90	2,233,196.22	—	218,410.03
Rosewood (OH)	Columbus, OH	—		212,378.37	1,871,185.91	—	227,442.54
Rosewood Commons I	Indianapolis, IN	1,780,506.79		228,644.39	2,014,652.29	—	213,438.48
Rosewood Commons II	Indianapolis, IN	—		220,463.03	1,942,519.54	—	163,163.28
Royal Oak	Eagan, MN	13,139,491.00		1,602,903.51	14,423,662.47	—	791,337.95
Royal Oaks (FL)	Jacksonville, FL	—		1,988,000.00	13,645,117.44	—	547,560.55
Royale	Cranston, RI		(P)	512,785.47	3,427,865.91	—	105,581.62
Sabal Palm at Boot Ranch	Palm Harbor, FL	—		3,888,000.00	28,923,691.69	—	951,788.76
Sabal Palm at Carrollwood Place	Tampa, FL	—		3,888,000.00	26,911,542.48	—	639,972.72
Sabal Palm at Lake Buena Vista	Orlando, FL	21,170,000.00		2,800,000.00	23,687,892.95	—	832,921.40
Sabal Palm at Metrowest	Orlando, FL	—		4,110,000.00	38,394,864.86	—	1,077,090.21
Sabal Palm at Metrowest II	Orlando, FL	—		4,560,000.00	33,907,282.83	—	457,514.75
Sabal Pointe	Coral Springs, FL	—		1,951,600.00	17,570,507.92	—	1,637,018.52
Saddle Ridge	Ashburn, VA	—		1,364,800.00	12,283,616.32	—	762,469.97
Sailboat Bay	Raleigh, NC	—		960,000.00	8,797,579.84	—	406,975.50
St. Andrews at Winston Park	Coconut Creek, FL	—		5,680,000.00	19,812,090.27	—	135,605.24
Sandalwood	Toledo, OH	1,062,692.38		151,926.23	1,338,635.64	—	63,494.07
Sandpiper II	Fort Pierce, FL	—		155,495.65	1,369,987.12	—	306,312.63
Sanford Court	Sanford, FL	1,681,432.84		238,814.10	2,104,212.44	—	295,136.86
Savannah Lakes	Boynton Beach, FL	—		7,000,000.00	30,422,606.70	—	72,807.26

Description		Gross Amount Carried at Close of Period 12/31/02		Total(B)	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Latest Income Statement(C)
Apartment Name	Location	Land	Building & Fixtures(A)
Promenade at Wyndham Lakes	Coral Springs, FL	6,640,000.00	26,979,786.02	33,619,786.02	(2,419,285.12)	1998	30 Years
Promenade Terrace	Corona, CA	2,282,800.00	21,651,294.49	23,934,094.49	(5,177,431.95)	1990	30 Years
Promontory Pointe I & II	Phoenix, AZ	2,355,509.00	31,585,069.35	33,940,578.35	(5,915,984.99)	1984/1996	30 Years
Prospect Towers	Hackensack, NJ	3,926,600.00	30,113,683.36	34,040,283.36	(5,171,207.86)	1995	30 Years
Prospect Towers II	Hackensack, NJ	4,500,000.00	32,993,243.46	37,493,243.46	(586,316.61)	2002	30 Years
Providence at Kirby	Houston, TX	3,945,000.00	20,587,881.75	24,532,881.75	(68,096.95)	1999	30 Years
Pueblo Villas	Albuquerque, NM	855,600.00	9,455,957.67	10,311,557.67	(2,723,921.65)	1975	30 Years
Quail Call	Albany, GA	104,723.44	1,042,348.95	1,147,072.39	(153,869.35)	1984	30 Years
Ramblewood I (Val)	Valdosta, GA	132,083.69	1,251,762.74	1,383,846.43	(164,670.21)	1983	30 Years
Ramblewood II (Aug)	Augusta, GA	169,269.38	1,765,550.10	1,934,819.48	(255,688.81)	1986	30 Years
Ramblewood II (Val)	Valdosta, GA	61,672.12	571,391.93	633,064.05	(75,448.32)	1983	30 Years
Ranchside	New Port Richey, FL	144,692.45	1,423,279.42	1,567,971.87	(190,994.64)	1985	30 Years
Ranchstone	Houston, TX	770,000.00	15,648,377.38	16,418,377.38	(2,412,056.59)	1996	30 Years
Ravens Crest	Plainsboro, NJ	4,670,850.00	46,074,847.77	50,745,697.77	(14,616,778.19)	1984	30 Years
Ravinia	Greenfield, WI	1,240,100.00	12,523,642.63	13,763,742.63	(2,330,780.77)	1991	30 Years
Red Deer I	Fairborn, OH	204,316.78	1,950,588.34	2,154,905.12	(244,784.45)	1986	30 Years
Red Deer II	Fairborn, OH	193,851.63	1,826,631.66	2,020,483.29	(227,385.90)	1987	30 Years
Redan Village I	Decatur, GA	274,294.48	2,614,760.22	2,889,054.70	(332,444.35)	1984	30 Years
Redan Village II	Decatur, GA	240,605.46	2,244,325.05	2,484,930.51	(273,768.11)	1986	30 Years
Redlands Lawn and Tennis	Redlands, CA	4,822,320.00	27,809,573.19	32,631,893.19	(5,348,475.44)	1986	30 Years
Regency	Charlotte, NC	890,000.00	12,413,639.25	13,303,639.25	(1,942,899.42)	1986	30 Years
Regency Palms	Huntington Beach, CA	1,857,400.00	18,277,295.11	20,134,695.11	(4,770,275.62)	1969	30 Years
Remington Place	Pheonix, AZ	1,492,750.00	15,336,170.67	16,828,920.67	(4,166,676.06)	1983	30 Years
Reserve at Ashley Lake	Boynton Beach, FL	3,520,400.00	24,436,420.53	27,956,820.53	(4,751,256.08)	1990	30 Years
Reserve at Fairfax Corners	Fairfax, VA	15,804,057.13	63,292,949.37	79,097,006.50	(407,712.06)	2001	30 Years
Reserve Square Combined	Cleveland, OH(G)	2,618,851.89	38,839,738.80	41,458,590.69	(15,856,039.43)	1973	30 Years
Retreat, The	Phoenix, AZ	3,475,114.00	27,587,800.96	(31,062,914.96)	(3,540,432.38)	1999	30 Years
Ribbon Mill	Manchester, CT	787,929.00	5,414,607.47	6,202,536.47	(435,437.24)	1908	30 Years
Richmond Townhomes	Houston, TX	940,000.00	14,324,384.69	15,264,384.69	(2,229,797.16)	1995	30 Years
Ridgewood (Lou)	Louisville, KY	163,685.89	1,514,200.90	1,677,886.79	(186,061.50)	1984	30 Years
Ridgewood (MI)	Westland, MI	176,968.96	1,726,920.96	1,903,889.92	(216,625.82)	1983	30 Years
Ridgewood (Rus)	Russellville, KY	69,156.10	695,662.75	764,818.85	(107,262.68)	1984	30 Years
Ridgewood I (Bed)	Bedford, IN	107,119.92	1,045,194.43	1,152,314.35	(143,234.10)	1984	30 Years
Ridgewood I (Elk)	Elkhart, IN	159,371.17	1,616,579.23	1,775,950.40	(215,866.26)	1984	30 Years
Ridgewood I (GA)	Decatur, GA	230,574.17	2,182,412.58	2,412,986.75	(274,469.89)	1984	30 Years
Ridgewood I (Lex)	Lexington, KY	203,719.66	1,929,573.36	2,133,293.02	(241,712.24)	1984	30 Years
Ridgewood I (OH)	Columbus, OH	174,065.87	1,707,967.87	1,882,033.74	(218,162.26)	1984	30 Years
Ridgewood II (Bed)	Bedford, IN	99,558.74	955,077.57	1,054,636.31	(129,722.95)	1986	30 Years
Ridgewood II (Elk)	Elkhart, IN	215,334.70	2,180,038.78	2,395,373.48	(299,692.76)	1986	30 Years
Ridgewood II (GA)	Decatur, GA	164,999.02	1,528,222.56	1,693,221.58	(185,620.14)	1986	30 Years
Ridgewood II (OH)	Columbus, OH	162,913.98	1,563,607.32	1,726,521.30	(200,311.82)	1985	30 Years
Ridgewood Village	San Diego, CA	5,761,500.00	14,171,835.55	19,933,335.55	(2,554,075.83)	1997	30 Years
Ridgewood Village II	San Diego, CA	6,048,000.00	20,000,216.85	26,048,216.85	(1,511,868.82)	1997	30 Years
Rincon	Houston, TX	4,401,900.00	17,365,005.53	21,766,905.53	(3,571,362.26)	1996	30 Years
River Glen I	Reynoldsburg, OH	171,271.91	1,611,726.72	1,782,998.63	(199,011.16)	1987	30 Years
River Glen II	Reynoldsburg, OH	158,683.55	1,531,648.41	1,690,331.96	(183,384.77)	1987	30 Years
River Hill	Grand Prairie, TX	2,004,000.00	19,922,086.75	21,926,086.75	(3,141,832.16)	1996	30 Years
River Oaks (CA)	Oceanside, CA	5,600,000.00	21,198,335.90	26,798,335.90	(1,514,304.00)	1984	30 Years
River Park	Fort Worth, TX	2,245,400.00	10,601,595.40	12,846,995.40	(2,158,402.47)	1984	30 Years
Rivers Bend (CT)	Windsor, CT	3,325,516.73	22,458,934.66	25,784,451.39	(1,784,770.69)	1973	30 Years
Rivers Edge	Waterbury, CT	781,900.00	6,903,364.24	7,685,264.24	(1,196,445.82)	1974	30 Years
Rivers End I	Jacksonville, FL	171,744.81	1,699,523.42	1,871,268.23	(226,129.81)	1986	30 Years
Rivers End II	Jacksonville, FL	190,687.68	1,848,841.91	2,039,529.59	(244,063.85)	1986	30 Years
River Pointe at Den Rock Park	Lawrence, MA	4,615,702.11	18,406,208.83	23,021,910.94	—	2000	30 Years
Riverside Park	Tulsa, OK	1,441,400.00	12,934,741.60	14,376,141.60	(2,619,595.36)	1994	30 Years
Riverview Condominiums	Norwalk, CT	2,300,000.00	8,155,539.60	10,455,539.60	(609,557.75)	1991	30 Years
Roanoke	Rochester Hills, MI	369,911.16	3,419,539.51	3,789,450.67	(415,987.31)	1985	30 Years
Rock Creek	Corrboro, NC	895,700.00	8,733,585.87	9,629,285.87	(2,098,864.53)	1986	30 Years
Rockingham Glen	West Roxbury, MA	1,124,216.91	7,692,689.76	8,816,906.67	(632,324.37)	1974	30 Years
Rolido Parque	Houston, TX	2,955,900.00	9,238,237.83	12,194,137.83	(2,128,163.25)	1978	30 Years
Rolling Green (Amherst)	Amherst, MA	1,340,701.85	9,417,209.37	10,757,911.22	(800,919.63)	1970	30 Years
Rolling Green (Fall River)	Fall River, MA	2,481,821.11	17,510,779.76	19,992,600.87	(1,519,323.33)	1971	30 Years
Rolling Green (Milford)	Milford, MA	2,012,350.35	14,319,262.10	16,331,612.45	(1,245,454.47)	1970	30 Years
Rosecliff	Quincy, MA	5,460,000.00	15,778,906.37	21,238,906.37	(1,915,722.63)	1990	30 Years
Rosehill Pointe	Lenexa, KS	2,093,300.00	22,092,907.45	24,186,207.45	(6,327,029.73)	1984	30 Years
Rosewood (KY)	Louisville, KY	253,452.90	2,451,606.25	2,705,059.15	(300,448.90)	1984	30 Years
Rosewood (OH)	Columbus, OH	212,378.37	2,098,628.45	2,311,006.82	(271,061.90)	1985	30 Years
Rosewood Commons I	Indianapolis, IN	228,644.39	2,228,090.77	2,456,735.16	(306,776.85)	1986	30 Years
Rosewood Commons II	Indianapolis, IN	220,463.03	2,105,682.82	2,326,145.85	(279,542.53)	1987	30 Years
Royal Oak	Eagan, MN	1,602,903.51	15,215,000.42	16,817,903.93	(2,953,451.43)	1989	30 Years
Royal Oaks (FL)	Jacksonville, FL	1,988,000.00	14,192,677.99	16,180,677.99	(2,300,536.06)	1991	30 Years
Royale	Cranston, RI	512,785.47	3,533,447.53	4,046,233.00	(291,644.79)	1976	30 Years
Sabal Palm at Boot Ranch	Palm Harbor, FL	3,888,000.00	29,875,480.45	33,763,480.45	(4,612,557.84)	1996	30 Years
Sabal Palm at Carrollwood Place	Tampa, FL	3,888,000.00	27,551,515.20	31,439,515.20	(4,257,852.51)	1995	30 Years
Sabal Palm at Lake Buena Vista	Orlando, FL	2,800,000.00	24,520,814.35	27,320,814.35	(3,899,611.72)	1988	30 Years
Sabal Palm at Metrowest	Orlando, FL	4,110,000.00	39,471,955.07	43,581,955.07	(5,973,716.16)	1998	30 Years
Sabal Palm at Metrowest II	Orlando, FL	4,560,000.00	34,364,797.58	38,924,797.58	(5,227,802.71)	1997	30 Years
Sabal Pointe	Coral Springs, FL	1,951,600.00	19,207,526.44	21,159,126.44	(4,678,294.78)	1995	30 Years
Saddle Ridge	Ashburn, VA	1,364,800.00	13,046,086.29	14,410,886.29	(3,464,047.40)	1989	30 Years
Sailboat Bay	Raleigh, NC	960,000.00	9,204,555.34	10,164,555.34	(1,509,935.68)	1986	30 Years
St. Andrews at Winston Park	Coconut Creek, FL	5,680,000.00	19,947,695.51	25,627,695.51	(473,938.27)	1997	30 Years
Sandalwood	Toledo, OH	151,926.23	1,402,129.71	1,554,055.94	(171,824.61)	1984	30 Years
Sandpiper II	Fort Pierce, FL	155,495.65	1,676,299.75	1,831,795.40	(248,159.44)	1982	30 Years
Sanford Court	Sanford, FL	238,814.10	2,399,349.30	2,638,163.40	(333,865.38)	1976	30 Years
Savannah Lakes	Boynton Beach, FL	7,000,000.00	30,495,413.96	37,495,413.96	(520,699.07)	1991	30 Years

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net)(E)
Apartment Name	Location	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures
Scarborough Square	Rockville, MD	4,949,751.44		1,815,000.00	7,608,125.57	—	733,217.16
Schooner Bay I	Foster City, CA	27,000,000.00		5,345,000.00	16,545,650.58	—	217,348.48
Schooner Bay II	Foster City, CA	23,760,000.00		4,550,000.00	14,607,258.63	—	162,574.87
Scottsdale Meadows	Scottsdale, AZ	—		1,512,000.00	11,407,698.76	—	597,015.84
Security Manor	Westfield, MA		(P)	355,456.23	2,376,152.12	—	29,939.74
Sedona Springs	Austin, TX		(S)	2,574,000.00	23,477,042.72	—	964,952.99
Seeley Lake	Lakewood, WA	—		2,760,400.00	24,845,286.28	—	1,167,454.42
Settlers Point	Salt Lake City, UT	—		1,715,100.00	15,437,046.26	—	1,241,146.25
Seventh & James	Seattle, WA	—		663,800.00	5,974,802.99	—	1,747,327.05
Shadetree	West Palm Beach, FL	—		532,000.00	1,420,721.36	—	230,771.10
Shadow Bay I	Jacksonville, FL	—		123,318.51	1,086,720.43	—	100,036.70
Shadow Bay II	Jacksonville, FL	953,942.18		139,708.74	1,231,134.03	—	105,578.16
Shadow Brook	Scottsdale, AZ	—		3,065,496.00	18,367,686.39	—	824,719.44
Shadow Lake	Doraville, GA	—		1,140,000.00	13,117,276.66	—	403,494.70
Shadow Ridge	Tallahassee, FL	—		150,326.51	1,324,061.38	—	169,977.70
Shadow Trace	Stone Mountain, GA	—		244,320.39	2,152,728.92	—	178,865.81
Shadowood I	Sarasota, FL	600,000.00		157,660.55	1,389,061.24	—	198,233.23
Shadowood II	Sarasota, FL	1,165,302.92		152,030.92	1,339,469.12	—	129,186.16
Sheffield Court	Arlington, VA	—		3,349,350.00	31,960,799.88	—	1,798,556.06
Sherbrook (IN)	Indianapolis, IN	1,597,767.51		171,920.49	1,514,706.88	—	127,570.05
Sherbrook (OH)	Columbus, OH	1,064,011.07		163,493.35	1,440,035.77	—	157,780.10
Sherbrook (PA)	Wexford, PA	—		279,665.03	2,464,403.71	—	197,106.83
Shoal Run	Birmingham, AL	—		1,380,000.00	12,218,577.43	—	377,637.32
Siena Terrace	Lake Forest, CA	17,814,299.72		8,900,000.00	24,083,023.60	—	536,376.55
Silver Creek	Phoenix, AZ	—		712,102.00	6,707,495.59	—	395,765.94
Silver Forest	Ocala, FL	825,954.02		126,535.69	1,114,917.31	—	65,202.92
Silver Shadow	Las Vegas, NV	—		953,440.00	8,599,510.80	—	878,770.57
Silver Springs (FL)	Jacksonville, FL	—		1,831,100.00	16,474,734.54	—	3,652,155.22
Silverwood	Mission, KS		(M)	1,230,000.00	11,070,904.41	—	1,692,197.65
Sky Pines I	Orlando, FL	2,203,000.17		349,028.75	3,075,448.67	—	251,803.70
Sky Ridge	Woodstock, GA	—		437,373.49	3,853,792.10	—	264,118.40
Skycrest	Valencia, CA	18,138,338.01		10,560,000.00	25,574,457.27	—	209,167.90
Skylark	Union City, CA	—		1,781,600.00	16,731,915.87	—	532,312.48
Skyview	Rancho Santa Margarita, CA	—		3,380,000.00	21,953,151.07	—	198,219.23
Slate Run (Hop)	Hopkinsville, KY	—		91,303.73	804,535.36	—	113,394.62
Slate Run (Ind)	Indianapolis, IN	1,953,399.94		295,593.01	2,604,496.55	—	322,379.41
Slate Run (Leb)	Lebanon, IN	1,185,948.26		154,060.96	1,357,444.95	—	157,232.60
Slate Run (Mia)	Miamisburg, OH	816,516.69		136,064.79	1,198,879.10	—	117,797.65
Slate Run I (Lou)	Louisville, KY	—		179,765.59	1,583,930.73	—	197,808.63
Slate Run II (Lou)	Louisville, KY	1,123,961.26		167,722.89	1,477,722.46	—	137,959.06
Smoketree Polo Club	Indio, CA	8,050,000.00		867,200.00	6,971,076.37	—	968,302.65
Sommerset Place	Raleigh, NC	—		360,000.00	7,800,205.70	—	369,787.49
Sonata at Cherry Creek	Denver, CO	—		5,490,000.00	18,130,479.26	—	169,827.72
Songbird	San Antonio, TX	—		1,082,500.00	9,733,790.98	—	1,438,282.59
Sonoran	Phoenix, AZ	—		2,361,922.00	31,841,723.63	—	759,966.64
Sonterra at Foothill Ranch	Foothill Ranch, CA		(R)	7,503,400.00	24,048,506.71	—	256,681.97
South Creek	Phoenix, AZ	—		2,671,300.00	24,042,041.82	—	1,708,685.09
South Pointe	St. Louis, MO	7,110,322.24		961,100.00	8,651,149.61	—	859,306.63
South Shore	Stockton, CA	6,833,000.00		840,000.00	6,512,940.85	—	323,612.01
Southwood	Palo Alto, CA	—		6,936,600.00	14,324,068.88	—	852,616.59
Spicewood	Indianapolis, IN	984,566.00		128,354.56	1,131,043.53	—	95,056.82
Spicewood Springs	Jacksonville, FL	—		1,536,000.00	21,138,008.81	—	2,796,500.05
Spinnaker Cove	Hermitage, TN		(M)	1,461,731.24	12,770,420.93	—	1,205,081.29
Spring Gate	Springfield, FL	—		132,951.42	1,171,446.91	—	250,379.11
Spring Hill Commons	Acton, MA	—		1,107,435.54	7,402,979.90	—	187,570.19
Spring Lake Manor	Birmingham, AL(T)	3,704,348.14		199,991.58	4,512,048.07	—	714,712.33
Springbrook	Anderson, SC	1,647,722.54		168,958.84	1,488,611.47	—	241,765.49
Springs Colony	Altamonte Springs, FL		(M)	640,400.00	5,852,156.88	—	1,172,603.09
Springtree (REIT)	W. Palm Beach, FL	1,174,930.37		183,100.00	1,648,300.69	—	54,022.61
Springwood (Col)	Columbus, OH	1,034,147.04		189,947.71	1,672,888.81	—	182,076.55
Springwood (IN)	New Haven, IN	—		119,198.99	1,050,337.97	—	131,424.49
Squaw Peak Condo, LLC	Phoenix, AZ	—		—	—	—	147,345.78
Steeplechase	Charlotte, NC	—		1,111,500.00	10,180,749.95	—	539,016.49
Sterling Point	Littleton, CO	—		935,500.00	8,419,199.52	—	565,194.71
Stewart Way I	Hinesville, GA	2,099,432.15		290,772.56	2,562,373.14	—	216,002.56
Stillwater	Savannah, GA	891,950.18		151,197.79	1,332,417.32	—	65,417.51
Stone Crossing	Montgomery, AL(T)	1,965,996.06		103,186.01	2,716,315.53	—	327,880.02
Stone Oak	Houston, TX	—		2,544,000.00	17,486,077.12	—	(1,735.08)
Stonehenge (Day)	Dayton, OH	—		202,293.85	1,782,140.24	—	162,701.16
Stonehenge (Ind)	Indianapolis, IN	1,154,560.95		146,810.32	1,293,558.94	—	163,517.68
Stonehenge (Jas)	Jasper, IN	411,010.05		78,334.74	690,214.46	—	72,061.17
Stonehenge (KY)	Glasgow, KY	764,674.44		111,631.60	983,596.05	—	75,962.88
Stonehenge (Mas)	Massillon, OH	—		145,386.28	1,281,011.57	—	157,497.25
Stonehenge I (Ric)	Richmond, IN	1,081,150.23		156,342.98	1,377,552.00	—	212,435.25
Stoney Creek	Lakewood, WA	—		1,215,200.00	10,938,133.89	—	806,402.42
Stratford Square	Winter Park, FL(T)	4,926,349.82		391,300.00	3,176,441.37	—	312,029.20
Strawberry Place	Plant City, FL	—		78,444.76	691,183.84	—	108,071.79
Sturbridge Meadows	Sturbridge, MA	2,245,460.96		702,446.99	4,695,714.32	—	123,434.60
Suffolk Grove I	Grove City, OH	—		214,106.74	1,886,414.73	—	206,034.85
Suffolk Grove II	Grove City, OH	—		167,682.97	1,477,568.67	—	142,890.80
Sugartree I	New Smyna Beach, FL	933,161.14		155,018.08	1,453,696.13	—	144,201.28
Summer Chase	Denver, CO		(Q)	1,709,200.00	15,375,007.91	—	2,168,521.68
Summer Creek	Plymouth, MN	2,174,330.19		579,600.00	3,815,800.17	—	306,358.37
Summer Ridge	Riverside, CA	—		602,400.00	5,422,807.38	—	343,719.80
Summerhill Glen	Maynard, MA	1,952,538.75		415,812.01	2,779,618.15	—	162,005.07

Description		Gross Amount Carried at Close of Period 12/31/02
Apartment Name	Location	Land	Building & Fixtures(A)	Total(B)	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Latest Income Statement(C)
Scarborough Square	Rockville, MD	1,815,000.00	8,341,342.73	10,156,342.73	(1,318,413.49	1967	30 Years
Schooner Bay I	Foster City, CA	5,345,000.00	16,762,999.06	22,107,999.06	(930,578.23)	1985	30 Years
Schooner Bay II	Foster City, CA	4,550,000.00	14,769,833.50	19,319,833.50	(816,559.38)	1985	30 Years
Scottsdale Meadows	Scottsdale, AZ	1,512,000.00	12,004,714.60	13,516,714.60	(2,279,417.94)	1984	30 Years
Security Manor	Westfield, MA	355,456.23	2,406,091.86	2,761,548.09	(199,325.67)	1971	30 Years
Sedona Springs	Austin, TX	2,574,000.00	24,441,995.71	27,015,995.71	(3,871,987.62)	1995	30 Years
Seeley Lake	Lakewood, WA	2,760,400.00	26,012,740.70	28,773,140.70	(5,505,299.43)	1990	30 Years
Settlers Point	Salt Lake City, UT	1,715,100.00	16,678,192.51	18,393,292.51	(3,633,801.88)	1986	30 Years
Seventh & James	Seattle, WA	663,800.00	7,722,130.04	8,385,930.04	(1,653,124.21)	1992	30 Years
Shadetree	West Palm Beach, FL	532,000.00	1,651,492.46	2,183,492.46	(110,900.87)	1982	30 Years
Shadow Bay I	Jacksonville, FL	123,318.51	1,186,757.13	1,310,075.64	(165,286.97)	1984	30 Years
Shadow Bay II	Jacksonville, FL	139,708.74	1,336,712.19	1,476,420.93	(181,896.61)	1985	30 Years
Shadow Brook	Scottsdale, AZ	3,065,496.00	19,192,405.83	22,257,901.83	(3,630,294.72)	1984	30 Years
Shadow Lake	Doraville, GA	1,140,000.00	13,520,771.36	14,660,771.36	(2,118,224.34)	1989	30 Years
Shadow Ridge	Tallahassee, FL	150,326.51	1,494,039.08	1,644,365.59	(198,240.95)	1983	30 Years
Shadow Trace	Stone Mountain, GA	244,320.39	2,331,594.73	2,575,915.12	(303,504.23)	1984	30 Years
Shadowood I	Sarasota, FL	157,660.55	1,587,294.47	1,744,955.02	(205,204.52)	1982	30 Years
Shadowood II	Sarasota, FL	152,030.92	1,468,655.28	1,620,686.20	(183,129.95)	1983	30 Years
Sheffield Court	Arlington, VA	3,349,350.00	33,759,355.94	37,108,705.94	(9,481,235.25)	1986	30 Years
Sherbrook (IN)	Indianapolis, IN	171,920.49	1,642,276.93	1,814,197.42	(226,063.50)	1986	30 Years
Sherbrook (OH)	Columbus, OH	163,493.35	1,597,815.87	1,761,309.22	(217,330.67)	1985	30 Years
Sherbrook (PA)	Wexford, PA	279,665.03	2,661,510.54	2,941,175.57	(333,119.13)	1986	30 Years
Shoal Run	Birmingham, AL	1,380,000.00	12,596,214.75	13,976,214.75	(2,009,322.07)	1986	30 Years
Siena Terrace	Lake Forest, CA	8,900,000.00	24,619,400.15	33,519,400.15	(3,509,394.69)	1988	30 Years
Silver Creek	Phoenix, AZ	712,102.00	7,103,261.53	7,815,363.53	(1,434,514.39)	1986	30 Years
Silver Forest	Ocala, FL	126,535.69	1,180,120.23	1,306,655.92	(148,986.57)	1985	30 Years
Silver Shadow	Las Vegas, NV	953,440.00	9,478,281.37	10,431,721.37	(3,206,859.68)	1992	30 Years
Silver Springs (FL)	Jacksonville, FL	1,831,100.00	20,126,889.76	21,957,989.76	(4,327,304.69)	1985	30 Years
Silverwood	Mission, KS	1,230,000.00	12,763,102.06	13,993,102.06	(4,130,330.54)	1986	30 Years
Sky Pines I	Orlando, FL	349,028.75	3,327,252.37	3,676,281.12	(441,212.34)	1986	30 Years
Sky Ridge	Woodstock, GA	437,373.49	4,117,910.50	4,555,283.99	(506,082.10)	1987	30 Years
Skycrest	Valencia, CA	10,560,000.00	25,783,625.17	36,343,625.17	(1,845,998.77)	1999	30 Years
Skylark	Union City, CA	1,781,600.00	17,264,228.35	19,045,828.35	(2,739,878.72)	1986	30 Years
Skyview	Rancho Santa Margarita, CA	3,380,000.00	22,151,370.30	25,531,370.30	(2,848,815.21)	1999	30 Years
Slate Run (Hop)	Hopkinsville, KY	91,303.73	917,929.98	1,009,233.71	(134,902.23)	1984	30 Years
Slate Run (Ind)	Indianapolis, IN	295,593.01	2,926,875.96	3,222,468.97	(373,301.40)	1984	30 Years
Slate Run (Leb)	Lebanon, IN	154,060.96	1,514,677.55	1,668,738.51	(211,660.10)	1984	30 Years
Slate Run (Mia)	Miamisburg, OH	136,064.79	1,316,676.75	1,452,741.54	(164,529.61)	1985	30 Years
Slate Run I (Lou)	Louisville, KY	179,765.59	1,781,739.36	1,961,504.95	(221,945.43)	1984	30 Years
Slate Run II (Lou)	Louisville, KY	167,722.89	1,615,681.52	1,783,404.41	(193,916.58)	1985	30 Years
Smoketree Polo Club	Indio, CA	867,200.00	7,939,379.02	8,806,579.02	(1,535,967.22)	1987-89	30 Years
Sommerset Place	Raleigh, NC	360,000.00	8,169,993.19	8,529,993.19	(1,321,731.93)	1983	30 Years
Sonata at Cherry Creek	Denver, CO	5,490,000.00	18,300,306.98	23,790,306.98	(1,380,474.18)	1999	30 Years
Songbird	San Antonio, TX	1,082,500.00	11,172,073.57	12,254,573.57	(2,977,630.32)	1981	30 Years
Sonoran	Phoenix, AZ	2,361,922.00	32,601,690.27	34,963,612.27	(6,077,528.74)	1995	30 Years
Sonterra at Foothill Ranch	Foothill Ranch, CA	7,503,400.00	24,305,188.68	31,808,588.68	(4,128,409.63)	1997	30 Years
South Creek	Phoenix, AZ	2,671,300.00	25,750,726.91	28,422,026.91	(6,566,231.02)	1986-89	30 Years
South Pointe	St. Louis, MO	961,100.00	9,510,456.24	10,471,556.24	(2,234,439.41)	1986	30 Years
South Shore	Stockton, CA	840,000.00	6,836,552.86	7,676,552.86	(450,598.86)	1979	30 Years
Southwood	Palo Alto, CA	6,936,600.00	15,176,685.47	22,113,285.47	(2,670,479.57)	1985	30 Years
Spicewood	Indianapolis, IN	128,354.56	1,226,100.35	1,354,454.91	(155,616.70)	1986	30 Years
Spicewood Springs	Jacksonville, FL	1,536,000.00	23,934,508.86	25,470,508.86	(4,229,176.56)	1986	30 Years
Spinnaker Cove	Hermitage, TN	1,461,731.24	13,975,502.22	15,437,233.46	(3,199,137.67)	1986	30 Years
Spring Gate	Springfield, FL	132,951.42	1,421,826.02	1,554,777.44	(217,853.46)	1983	30 Years
Spring Hill Commons	Acton, MA	1,107,435.54	7,590,550.09	8,697,985.63	(599,422.45)	1973	30 Years
Spring Lake Manor	Birmingham, AL(T)	199,991.58	5,226,760.40	5,426,751.98	(729,315.68)	1972	30 Years
Springbrook	Anderson, SC	168,958.84	1,730,376.96	1,899,335.80	(219,899.45)	1986	30 Years
Springs Colony	Altamonte Springs, FL	640,400.00	7,024,759.97	7,665,159.97	(2,537,728.50)	1986	30 Years
Springtree (REIT)	W. Palm Beach, FL	183,100.00	1,702,323.30	1,885,423.30	(128,785.60)	1982	30 Years
Springwood (Col)	Columbus, OH	189,947.71	1,854,965.36	2,044,913.07	(231,315.21)	1983	30 Years
Springwood (IN)	New Haven, IN	119,198.99	1,181,762.46	1,300,961.45	(154,267.59)	1981	30 Years
Squaw Peak Condo, LLC	Phoenix, AZ	—	147,345.78	147,345.78	—)	1990	30 Years
Steeplechase	Charlotte, NC	1,111,500.00	10,719,766.44	11,831,266.44	(1,811,165.77	1986	30 Years
Sterling Point	Littleton, CO	935,500.00	8,984,394.23	9,919,894.23	(1,916,829.03)	1979	30 Years
Stewart Way I	Hinesville, GA	290,772.56	2,778,375.70	3,069,148.26	(380,605.15)	1986	30 Years
Stillwater	Savannah, GA	151,197.79	1,397,834.83	1,549,032.62	(177,692.57)	1983	30 Years
Stone Crossing	Montgomery, AL(T)	103,186.01	3,044,195.55	3,147,381.56	(439,262.36)	1973	30 Years
Stone Oak	Houston, TX	2,544,000.00	17,484,342.04	20,028,342.04	(61,707.75)	1998	30 Years
Stonehenge (Day)	Dayton, OH	202,293.85	1,944,841.40	2,147,135.25	(253,434.69)	1985	30 Years
Stonehenge (Ind)	Indianapolis, IN	146,810.32	1,457,076.62	1,603,886.94	(216,588.99)	1984	30 Years
Stonehenge (Jas)	Jasper, IN	78,334.74	762,275.63	840,610.37	(98,442.10)	1985	30 Years
Stonehenge (KY)	Glasgow, KY	111,631.60	1,059,558.93	1,171,190.53	(143,763.02)	1983	30 Years
Stonehenge (Mas)	Massillon, OH	145,386.28	1,438,508.82	1,583,895.10	(188,400.66)	1984	30 Years
Stonehenge I (Ric)	Richmond, IN	156,342.98	1,589,987.25	1,746,330.23	(220,287.93)	1984	30 Years
Stoney Creek	Lakewood, WA	1,215,200.00	11,744,536.31	12,959,736.31	(2,475,181.77)	1990	30 Years
Stratford Square	Winter Park, FL(T)	391,300.00	3,488,470.57	3,879,770.57	(501,214.29)	1972	30 Years
Strawberry Place	Plant City, FL	78,444.76	799,255.63	877,700.39	(119,558.59)	1982	30 Years
Sturbridge Meadows	Sturbridge, MA	702,446.99	4,819,148.92	5,521,595.91	(394,923.32)	1985	30 Years
Suffolk Grove I	Grove City, OH	214,106.74	2,092,449.58	2,306,556.32	(257,257.77)	1985	30 Years
Suffolk Grove II	Grove City, OH	167,682.97	1,620,459.47	1,788,142.44	(192,983.39)	1987	30 Years
Sugartree I	New Smyna Beach, FL	155,018.08	1,597,897.41	1,752,915.49	(207,569.75)	1984	30 Years
Summer Chase	Denver, CO	1,709,200.00	17,543,529.59	19,252,729.59	(4,716,102.42)	1983	30 Years
Summer Creek	Plymouth, MN	579,600.00	4,122,158.54	4,701,758.54	(773,981.60)	1985	30 Years
Summer Ridge	Riverside, CA	602,400.00	5,766,527.18	6,368,927.18	(1,453,710.72)	1985	30 Years
Summerhill Glen	Maynard, MA	415,812.01	2,941,623.22	3,357,435.23	(273,955.96)	1980	30 Years
					)

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net)(E)
Apartment Name	Location	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures
Summerset Village	Chatsworth, CA		(Q)	2,891,345.68	23,702,466.45	—	724,786.26
Summerwood	Hayward, CA	—		4,866,600.00	6,942,743.34	—	554,732.38
Summit & Birch Hill	Farmington, CT		(P)	1,757,437.88	11,748,112.49	—	285,452.90
Summit at Lake Union	Seattle, WA	—		1,424,700.00	12,852,461.39	—	1,018,110.93
Summit Center (FL)	W. Palm Beach, FL	2,188,301.52		670,000.00	1,733,311.89	—	311,873.11
Summit Chase	Coral Springs, FL	—		1,122,100.00	4,431,710.99	—	593,633.28
Sun Creek	Glendale, AZ	—		896,929.00	7,066,939.86	—	398,617.41
Sunny Oak Village	Overland Park, KS		(R)	2,247,750.00	20,230,536.38	—	3,439,448.58
Sunnyside	Tifton, GA	1,272,055.24		166,887.10	1,470,612.23	—	179,112.32
Sunrise Springs	Las Vegas, NV	—		975,300.00	8,775,662.32	—	850,829.53
Sunset Way I	Miami, FL	1,533,067.81		258,567.91	2,278,539.10	—	268,280.23
Sunset Way II	Miami, FL	2,528,324.39		274,903.14	2,422,546.26	—	220,664.36
Suntree	West Palm Beach, FL	—		469,000.00	1,479,588.79	—	33,930.39
Suntree Village	Oro Valley, AZ	—		1,571,745.00	13,095,941.30	—	1,050,641.87
Surrey Downs	Bellevue, WA	—		3,057,100.00	7,848,618.09	—	473,703.69
Sutton Place	Dallas, TX	—		1,358,400.00	12,227,724.86	—	3,509,923.33
Sutton Place (FL)	Lakeland, FL	812,460.95		120,887.43	1,065,150.01	—	182,691.46
Sweetwater Glen	Lawrenceville, GA	—		500,000.00	10,469,749.09	—	594,500.61
Sycamore Creek	Scottsdale, AZ	—		3,152,000.00	19,083,727.11	—	896,655.29
Tabor Ridge	Berea, OH	—		235,940.28	2,079,290.00	—	288,671.20
Talleyrand	Tarrytown, NY(M)	35,000,000.00		12,000,000.00	49,639,416.46	—	79,227.44
Tamarlane	Portland, ME	—		690,900.00	5,153,632.57	—	280,611.87
Tanasbourne Terrace	Hillsboro, OR		(Q)	1,876,700.00	16,891,204.54	—	1,888,755.33
Tanglewood (RI)	West Warwick, RI	6,466,265.99		1,141,415.46	7,630,128.68	—	120,135.79
Tanglewood (VA)	Manassas, VA	25,110,000.00		2,108,295.00	20,932,970.86	—	1,901,040.99
Terrace Trace	Tampa, FL	1,563,419.78		193,916.40	1,708,614.78	—	224,520.18
Three Chopt West	Richmond, VA(T)	8,281,528.01		432,956.59	8,256,577.14	—	364,346.66
Thymewood II	Miami, FL	—		219,660.95	1,936,463.36	—	146,603.79
Tierra Antigua	Albuquerque, NM	6,406,402.21		1,825,000.00	7,792,856.06	—	126,898.69
Timber Hollow	Chapel Hill, NC	—		800,000.00	11,219,536.59	—	935,383.57
Timbercreek	Toledo, OH	1,472,904.88		203,419.77	1,792,349.87	—	148,062.83
Timberwalk	Jacksonville, FL	—		1,988,000.00	13,204,218.78	—	699,574.61
Timberwood	Aurora, CO	—		1,518,600.00	14,587,786.32	—	1,155,182.31
Timberwood (GA)	Perry, GA	—		144,299.39	1,271,304.85	—	76,212.17
Toscana	Irvine, CA	—		39,410,000.00	50,806,072.39	—	1,172,555.82
Town & Country	Birmingham, AL(T)	2,341,799.87		147,122.73	2,610,973.58	—	278,261.40
Town Center (TX)	Kingwood, TX	—		1,291,300.00	11,530,216.18	—	486,297.66
Town Center II (TX)	Kingwood, TX	—		1,375,000.00	14,169,655.96	—	92,682.72
Townhomes of Meadowbrook	Auburn Hills, MI	9,714,182.61		1,382,600.00	12,366,207.39	—	1,854,080.91
Townhouse Park	Richmond, VA(T)	7,469,152.19		384,176.00	9,599,803.46	—	1,330,863.18
Trails (CO), The	Aurora, CO		(Q)	1,217,900.00	8,877,204.73	—	2,575,039.27
Trails at Briar Forest	Houston, TX	13,236,572.01		2,380,000.00	24,911,560.72	—	940,562.06
Trails at Dominion Park	Houston, TX	13,937,236.33		2,531,800.00	35,699,589.07	—	2,328,398.71
Trailway Pond I	Burnsville, MN	4,909,210.00		479,284.26	4,312,143.56	—	339,666.70
Trailway Pond II	Burnsville, MN	11,354,755.00		1,107,287.54	9,961,408.87	—	454,028.69
Trinity Lakes	Cordova, TN	—		1,982,000.00	14,941,745.65	—	950,557.70
Turf Club	Littleton, CO		(S)	2,107,300.00	15,478,040.20	—	1,485,357.09
Turkscap I	Brandon, FL	—		125,766.44	1,108,139.39	—	281,390.57
Turkscap III	Brandon, FL	740,352.79		135,850.08	1,196,987.24	—	115,936.61
Twin Gates	Birmingham, AL(T)	4,809,005.23		273,144.27	4,826,938.66	—	286,816.50
Tyrone Gardens	Randolph, MA	—		4,953,000.00	5,799,572.09	—	640,282.98
University Square I	Tampa, FL	—		197,456.54	1,739,807.29	—	180,271.73
Valencia Plantation	Orlando, FL	—		873,000.00	12,819,377.37	—	223,161.18
Valley Creek I	Woodbury, MN	12,815,000.00		1,626,715.30	14,634,831.43	—	1,057,766.60
Valley Creek II	Woodbury, MN	10,100,000.00		1,232,659.25	11,097,830.18	—	484,784.15
Valleybrook	Newnan, GA	1,446,171.23		254,490.09	2,242,463.08	—	77,907.34
Valleyfield (KY)	Lexington, KY	1,767,839.89		252,328.74	2,223,757.07	—	247,806.97
Valleyfield (PA)	Bridgeville, PA	—		274,316.67	2,417,028.77	—	215,756.86
Valleyfield I	Decatur, GA	1,547,281.81		252,413.03	2,224,133.89	—	179,037.69
Valleyfield II	Decatur, GA	—		258,320.37	2,276,083.97	—	118,879.23
Van Deene Manor	West Springfield, MA		(P)	744,491.11	4,976,770.67	—	56,172.01
Via Ventura	Scottsdale, AZ	—		1,486,600.00	13,382,005.92	—	6,203,780.83
Villa Encanto	Phoenix, AZ		(S)	2,884,447.00	22,197,362.84	—	1,540,821.59
Villa Solana	Laguna Hills, CA	—		1,665,100.00	14,985,677.51	—	2,027,096.71
Village at Bear Creek	Lakewood, CO		(R)	4,519,700.00	40,676,389.86	—	870,741.72
Village at Lakewood	Phoenix, AZ		(O)	3,166,411.00	13,859,089.81	—	720,638.80
Village Oaks	Austin, TX	4,321,251.51		1,186,000.00	10,663,736.24	—	1,051,659.11
Village of Newport	Kent, WA	—		416,300.00	3,756,582.21	—	470,054.98
Villas at Josey Ranch	Carrollton, TX	6,500,644.00		1,587,700.00	7,254,727.19	—	678,946.68
Villas of Oak Creste	San Antonio, TX	—		905,800.00	8,151,737.96	—	1,351,998.38
Viridian Lake	Fort Myers, FL	—		960,000.00	17,806,757.92	—	1,272,036.55
Vista Del Lago	Mission Viejo, CA	29,114,696.97		4,525,800.00	40,736,293.14	—	3,554,870.03
Vista Del Lago (TX)	Dallas, TX	—		3,552,000.00	20,108,469.48	—	123,571.70
Vista Grove	Mesa, AZ	—		1,341,796.00	12,157,045.12	—	324,585.35
Walden Wood	Southfield, MI	5,363,993.34		834,700.00	7,513,690.33	—	1,842,225.07
Warwick Station	Westminster, CO	8,652,999.96		2,282,000.00	20,543,194.91	—	670,688.10
Waterbury (GA)	Athens, GA	—		147,450.03	1,299,195.48	—	44,608.09
Waterbury (IN)	Greenwood, IN	793,760.74		105,245.15	927,324.45	—	79,039.40
Waterbury (MI)	Westland, MI	—		331,738.84	2,922,588.70	—	230,005.72
Waterbury (OH)	Cincinnati, OH	—		193,166.67	1,701,833.85	—	235,700.54
Waterfield Square I	Stockton, CA	6,923,000.00		950,000.00	6,297,992.79	—	241,256.71
Waterfield Square II	Stockton, CA	6,595,000.00		845,000.00	5,811,080.03	—	205,772.01
Waterford (Jax)	Jacksonville, FL	—		3,550,922.50	23,764,665.75	—	1,132,274.94
Waterford at Deerwood	Jacksonville, FL	10,401,074.84		1,696,000.00	10,659,701.84	—	716,092.97
Waterford at Orange Park	Orange Park, FL	9,540,000.00		1,960,000.00	12,098,784.47	—	1,232,116.50

Description		Gross Amount Carried at Close of Period 12/31/02		Total(B)	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Latest Income Statement(C)
Apartment Name	Location	Land	Building & Fixtures(A)
Summerset Village	Chatsworth, CA	2,891,345.68	24,427,252.71	27,318,598.39	(5,518,472.01)	1985	30 Years
Summerwood	Hayward, CA	4,866,600.00	7,497,475.72	12,364,075.72	(1,354,657.83)	1982	30 Years
Summit & Birch Hill	Farmington, CT	1,757,437.88	12,033,565.39	13,791,003.27	(945,182.33)	1967	30 Years
Summit at Lake Union	Seattle, WA	1,424,700.00	13,870,572.32	15,295,272.32	(2,908,443.53)	1995-1997	30 Years
Summit Center (FL)	W. Palm Beach, FL	670,000.00	2,045,185.00	2,715,185.00	(219,752.04)	1987	30 Years
Summit Chase	Coral Springs, FL	1,122,100.00	5,025,344.27	6,147,444.27	(1,312,313.10)	1985	30 Years
Sun Creek	Glendale, AZ	896,929.00	7,465,557.27	8,362,486.27	(1,481,739.45)	1985	30 Years
Sunny Oak Village	Overland Park, KS	2,247,750.00	23,669,984.96	25,917,734.96	(6,976,826.96)	1984	30 Years
Sunnyside	Tifton, GA	166,887.10	1,649,724.55	1,816,611.65	(222,189.98)	1984	30 Years
Sunrise Springs	Las Vegas, NV	975,300.00	9,626,491.85	10,601,791.85	(2,982,764.49)	1989	30 Years
Sunset Way I	Miami, FL	258,567.91	2,546,819.33	2,805,387.24	(332,139.61)	1987	30 Years
Sunset Way II	Miami, FL	274,903.14	2,643,210.62	2,918,113.76	(334,835.80)	1988	30 Years
Suntree	West Palm Beach, FL	469,000.00	1,513,519.18	1,982,519.18	(90,766.26)	1982	30 Years
Suntree Village	Oro Valley, AZ	1,571,745.00	14,146,583.17	15,718,328.17	(3,003,932.83)	1986	30 Years
Surrey Downs	Bellevue, WA	3,057,100.00	8,322,321.78	11,379,421.78	(1,396,194.23)	1986	30 Years
Sutton Place	Dallas, TX	1,358,400.00	15,737,648.19	17,096,048.19	(6,150,403.87)	1985	30 Years
Sutton Place (FL)	Lakeland, FL	120,887.43	1,247,841.47	1,368,728.90	(175,958.22)	1984	30 Years
Sweetwater Glen	Lawrenceville, GA	500,000.00	11,064,249.70	11,564,249.70	(1,766,935.77)	1986	30 Years
Sycamore Creek	Scottsdale, AZ	3,152,000.00	19,980,382.40	23,132,382.40	(4,027,239.06)	1984	30 Years
Tabor Ridge	Berea, OH	235,940.28	2,367,961.20	2,603,901.48	(310,133.44)	1986	30 Years
Talleyrand	Tarrytown, NY(M)	12,000,000.00	49,718,643.90	61,718,643.90	(2,109,123.59)	1997-98	30 Years
Tamarlane	Portland, ME	690,900.00	5,434,244.44	6,125,144.44	(1,180,017.37)	1986	30 Years
Tanasbourne Terrace	Hillsboro, OR	1,876,700.00	18,779,959.87	20,656,659.87	(6,153,641.59)	1986-89	30 Years
Tanglewood (RI)	West Warwick, RI	1,141,415.46	7,750,264.47	8,891,679.93	(632,415.93)	1973	30 Years
Tanglewood (VA)	Manassas, VA	2,108,295.00	22,834,011.85	24,942,306.85	(6,784,938.19)	1987	30 Years
Terrace Trace	Tampa, FL	193,916.40	1,933,134.96	2,127,051.36	(251,012.98)	1985	30 Years
Three Chopt West	Richmond, VA(T)	432,956.59	8,620,923.80	9,053,880.39	(1,059,743.82)	1962	30 Years
Thymewood II	Miami, FL	219,660.95	2,083,067.15	2,302,728.10	(250,918.64)	1986	30 Years
Tierra Antigua	Albuquerque, NM	1,825,000.00	7,919,754.75	9,744,754.75	(511,457.60)	1985	30 Years
Timber Hollow	Chapel Hill, NC	800,000.00	12,154,920.16	12,954,920.16	(1,896,999.16)	1986	30 Years
Timbercreek	Toledo, OH	203,419.77	1,940,412.70	2,143,832.47	(241,834.18)	1987	30 Years
Timberwalk	Jacksonville, FL	1,988,000.00	13,903,793.39	15,891,793.39	(2,262,657.26)	1987	30 Years
Timberwood	Aurora, CO	1,518,600.00	15,742,968.63	17,261,568.63	(2,890,420.19)	1983	30 Years
Timberwood (GA)	Perry, GA	144,299.39	1,347,517.02	1,491,816.41	(172,750.84)	1985	30 Years
Toscana	Irvine, CA	39,410,000.00	51,978,628.21	91,388,628.21	(3,822,464.89)	1991/1993	30 Years
Town & Country	Birmingham, AL(T)	147,122.73	2,889,234.98	3,036,357.71	(402,084.37)	1973	30 Years
Town Center (TX)	Kingwood, TX	1,291,300.00	12,016,513.84	13,307,813.84	(2,600,370.11)	1994	30 Years
Town Center II (TX)	Kingwood, TX	1,375,000.00	14,262,338.68	15,637,338.68	(1,595,449.82)	1994	30 Years
Townhomes of Meadowbrook	Auburn Hills, MI	1,382,600.00	14,220,288.30	15,602,888.30	(2,630,252.96)	1988	30 Years
Townhouse Park	Richmond, VA(T)	384,176.00	10,930,666.64	11,314,842.64	(1,498,744.27)	1966	30 Years
Trails (CO), The	Aurora, CO	1,217,900.00	11,452,244.00	12,670,144.00	(4,367,766.79)	1986	30 Years
Trails at Briar Forest	Houston, TX	2,380,000.00	25,852,122.78	28,232,122.78	(4,126,225.33)	1990	30 Years
Trails at Dominion Park	Houston, TX	2,531,800.00	38,027,987.78	40,559,787.78	(8,565,594.07)	1992	30 Years
Trailway Pond I	Burnsville, MN	479,284.26	4,651,810.26	5,131,094.52	(942,294.15)	1988	30 Years
Trailway Pond II	Burnsville, MN	1,107,287.54	10,415,437.56	11,522,725.10	(2,014,290.61)	1988	30 Years
Trinity Lakes	Cordova, TN	1,982,000.00	15,892,303.35	17,874,303.35	(3,284,093.26)	1985	30 Years
Turf Club	Littleton, CO	2,107,300.00	16,963,397.29	19,070,697.29	(3,267,224.33)	1986	30 Years
Turkscap I	Brandon, FL	125,766.44	1,389,529.96	1,515,296.40	(208,915.94)	1977	30 Years
Turkscap III	Brandon, FL	135,850.08	1,312,923.85	1,448,773.93	(172,772.57)	1982	30 Years
Twin Gates	Birmingham, AL(T)	273,144.27	5,113,755.16	5,386,899.43	(695,167.80)	1967	30 Years
Tyrone Gardens	Randolph, MA	4,953,000.00	6,439,855.07	11,392,855.07	(1,172,612.20)	1961/1965	30 Years
University Square I	Tampa, FL	197,456.54	1,920,079.02	2,117,535.56	(236,178.48)	1979	30 Years
Valencia Plantation	Orlando, FL	873,000.00	13,042,538.55	13,915,538.55	(2,002,025.51)	1990	30 Years
Valley Creek I	Woodbury, MN	1,626,715.30	15,692,598.03	17,319,313.33	(3,090,107.40)	1989	30 Years
Valley Creek II	Woodbury, MN	1,232,659.25	11,582,614.33	12,815,273.58	(2,200,494.26)	1990	30 Years
Valleybrook	Newnan, GA	254,490.09	2,320,370.42	2,574,860.51	(284,281.15)	1986	30 Years
Valleyfield (KY)	Lexington, KY	252,328.74	2,471,564.04	2,723,892.78	(321,804.81)	1985	30 Years
Valleyfield (PA)	Bridgeville, PA	274,316.67	2,632,785.63	2,907,102.30	(333,610.61)	1985	30 Years
Valleyfield I	Decatur, GA	252,413.03	2,403,171.58	2,655,584.61	(299,306.53)	1984	30 Years
Valleyfield II	Decatur, GA	258,320.37	2,394,963.20	2,653,283.57	(287,737.50)	1985	30 Years
Van Deene Manor	West Springfield, MA	744,491.11	5,032,942.68	5,777,433.79	(410,253.01)	1970	30 Years
Via Ventura	Scottsdale, AZ	1,486,600.00	19,585,786.75	21,072,386.75	(7,311,318.19)	1980	30 Years
Villa Encanto	Phoenix, AZ	2,884,447.00	23,738,184.43	26,622,631.43	(4,839,063.09)	1983	30 Years
Villa Solana	Laguna Hills, CA	1,665,100.00	17,012,774.22	18,677,874.22	(5,647,159.62)	1984	30 Years
Village at Bear Creek	Lakewood, CO	4,519,700.00	41,547,131.58	46,066,831.58	(8,302,429.03)	1987	30 Years
Village at Lakewood	Phoenix, AZ	3,166,411.00	14,579,728.61	17,746,139.61	(2,960,571.50)	1988	30 Years
Village Oaks	Austin, TX	1,186,000.00	11,715,395.35	12,901,395.35	(2,961,827.60)	1984	30 Years
Village of Newport	Kent, WA	416,300.00	4,226,637.19	4,642,937.19	(1,394,466.28)	1987	30 Years
Villas at Josey Ranch	Carrollton, TX	1,587,700.00	7,933,673.87	9,521,373.87	(1,473,490.99)	1986	30 Years
Villas of Oak Creste	San Antonio, TX	905,800.00	9,503,736.34	10,409,536.34	(2,301,123.50)	1979	30 Years
Viridian Lake	Fort Myers, FL	960,000.00	19,078,794.47	20,038,794.47	(3,079,753.25)	1991	30 Years
Vista Del Lago	Mission Viejo, CA	4,525,800.00	44,291,163.17	48,816,963.17	(14,338,037.47)	1986-88	30 Years
Vista Del Lago (TX)	Dallas, TX	3,552,000.00	20,232,041.18	23,784,041.18	(1,036,543.53)	1992	30 Years
Vista Grove	Mesa, AZ	1,341,796.00	12,481,630.47	13,823,426.47	(2,189,357.61)	1997-1998	30 Years
Walden Wood	Southfield, MI	834,700.00	9,355,915.40	10,190,615.40	(3,507,219.60)	1972	30 Years
Warwick Station	Westminster, CO	2,282,000.00	21,213,883.01	23,495,883.01	(4,350,128.09)	1986	30 Years
Waterbury (GA)	Athens, GA	147,450.03	1,343,803.57	1,491,253.60	(166,161.52)	1985	30 Years
Waterbury (IN)	Greenwood, IN	105,245.15	1,006,363.85	1,111,609.00	(134,632.62)	1984	30 Years
Waterbury (MI)	Westland, MI	331,738.84	3,152,594.42	3,484,333.26	(403,367.68)	1985	30 Years
Waterbury (OH)	Cincinnati, OH	193,166.67	1,937,534.39	2,130,701.06	(262,410.48)	1985	30 Years
Waterfield Square I	Stockton, CA	950,000.00	6,539,249.50	7,489,249.50	(442,187.95)	1984	30 Years
Waterfield Square II	Stockton, CA	845,000.00	6,016,852.04	6,861,852.04	(405,021.27)	1984	30 Years
Waterford (Jax)	Jacksonville, FL	3,550,922.50	24,896,940.69	28,447,863.19	(4,124,019.49)	1988	30 Years
Waterford at Deerwood	Jacksonville, FL	1,696,000.00	11,375,794.81	13,071,794.81	(1,981,888.53)	1985	30 Years
Waterford at Orange Park	Orange Park, FL	1,960,000.00	13,330,900.97	15,290,900.97	(2,605,889.90)	1986	30 Years

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net)(E)
Apartment Name	Location	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures
Waterford at Regency	Jacksonville, FL	6,999,147.59		1,113,000.00	5,184,161.74	—	312,055.03
Waterford at the Lakes	Kent, WA	—		3,100,200.00	16,140,923.73	—	1,087,707.29
Waterford Village (Broward)	Delray Beach, FL	—		1,888,000.00	15,358,635.40	—	1,824,388.83
Watermark Square	Portland, OR	7,182,206.70		1,580,500.00	14,194,258.85	—	1,598,385.28
Waterstone Place	Federal Way, WA	—		2,964,000.00	26,674,598.90	—	4,112,969.22
Webster Green	Needham, MA	6,333,018.77		1,418,892.54	9,485,006.17	—	167,290.05
Welleby Lake Club	Sunrise, FL	—		3,648,000.00	17,620,879.42	—	560,234.44
Wellington Hill	Manchester, NH		(M)	1,890,200.00	17,120,661.97	—	2,695,797.35
Wellsford Oaks	Tulsa, OK	—		1,310,500.00	11,794,289.56	—	721,935.36
Wentworth	Roseville, MI	—		217,502.26	1,916,231.96	—	181,498.42
West Of Eastland	Columbus, OH	1,940,090.31		234,543.74	2,066,674.99	—	231,463.20
Westbrook Village	Manchester, MO	—		2,310,000.00	10,606,342.76	—	572,750.10
Westridge	Tacoma, WA	—		3,501,900.00	31,506,082.24	—	2,290,730.64
Westside Villas I	Los Angeles, CA	—		1,785,000.00	3,233,254.01	—	62,387.36
Westside Villas II	Los Angeles, CA	—		1,955,000.00	3,541,434.71	—	11,214.24
Westside Villas III	Los Angeles, CA	—		3,060,000.00	5,538,870.92	—	25,724.71
Westside Villas IV	Los Angeles, CA	—		3,060,000.00	5,539,390.29	—	11,124.23
Westside Villas V	Los Angeles, CA	—		5,100,000.00	9,224,485.21	—	29,547.04
Westside Villas VI	Los Angeles, CA	—		1,530,000.00	3,024,001.16	—	35,088.18
Westside Villas VII	Los Angeles, CA	—		4,505,000.00	10,758,899.55	—	5,512.84
Westway	Brunswick, GA	—		168,322.68	1,483,106.21	—	171,425.63
Westwood Glen	Westwood, MA	1,453,407.12		1,616,504.78	10,806,003.53	—	195,401.73
Westwood Pines	Tamarac, FL	—		1,528,600.00	13,739,616.00	—	835,896.12
Westwynd Apts	West Hartford, CT	—		308,543.13	2,062,547.68	—	142,143.79
Whispering Oaks	Walnut Creek, CA	10,200,302.55		2,170,800.00	19,539,586.15	—	1,889,642.43
Whispering Pines	Fr. Pierce, FL	—		384,000.00	621,367.08	—	209,070.54
Whispering Pines II	Fr. Pierce, FL	—		105,171.51	926,475.58	—	129,976.50
Whisperwood	Cordele, GA	—		84,240.30	742,373.88	—	157,032.54
White Bear Woods	White Bear Lake, MN	14,172,876.00		1,624,740.73	14,618,489.69	—	721,229.92
Wilcrest Woods	Savannah, GA	1,287,966.40		187,306.36	1,650,373.13	—	118,940.13
Wilde Lake	Richmond, VA	4,440,000.00		947,200.00	8,594,105.46	—	778,935.68
Wilkins Glen	Medfield, MA	1,744,067.32		538,482.64	3,599,646.22	—	187,412.19
Willow Brook (CA)	Pleasant Hill, CA	29,000,000.00		5,055,000.00	19,212,153.24	—	217,120.44
Willow Creek	Fresno, CA	5,112,000.00		275,000.00	5,045,091.01	—	97,591.55
Willow Creek I (GA)	Griffin, GA	—		145,768.69	1,298,973.46	—	55,807.12
Willow Lakes	Spartanburg, SC	1,984,790.93		200,989.58	1,770,937.26	—	94,849.91
Willow Run (GA)	Stone Mountain, GA	1,665,556.36		197,964.94	1,744,286.82	—	185,445.06
Willow Run (IN)	New Albany, IN	1,088,963.79		183,872.68	1,620,118.73	—	133,087.25
Willow Run (KY)	Madisonville, KY	1,086,195.98		141,015.67	1,242,351.72	—	117,752.25
Willow Trail	Norcross, GA	—		1,120,000.00	11,412,981.59	—	535,701.31
Willowick	Aurora, CO	—		506,900.00	4,157,878.35	—	342,651.24
Will-O-Wisp	Kinston, NC(T)	3,450,046.27		197,397.72	3,926,972.16	—	296,627.75
Willowood East II	Indianapolis, IN	—		104,917.75	924,589.72	—	134,638.23
Willowood I (Gro)	Grove City, OH	911,954.17		126,045.04	1,110,558.13	—	132,535.38
Willowood I (IN)	Columbus, OH	1,106,641.22		163,896.17	1,444,103.85	—	89,433.11
Willowood I (KY)	Frankfort, KY	976,654.01		138,822.38	1,223,176.43	—	150,783.87
Willowood I (Woo)	Wooster, OH	—		117,254.13	1,033,136.63	—	68,842.24
Willowood II (Gro)	Grove City, OH	531,579.19		70,923.51	624,814.43	—	75,010.15
Willowood II (IN)	Columbus, OH	1,114,908.85		161,306.27	1,421,284.06	—	77,807.90
Willowood II (KY)	Frankfort, KY	—		120,375.49	1,060,639.21	—	80,704.66
Willowood II (Tro)	Trotwood, OH	—		142,623.37	1,256,667.34	—	131,079.86
Willowood II (Woo)	Wooster, OH	836,318.93		103,199.14	909,397.90	—	120,525.77
Willows I (OH), The	Columbus, OH	—		76,283.41	672,339.99	—	87,091.05
Willows II (OH), The	Columbus, OH	—		96,678.71	851,844.82	—	66,545.51
Willows III (OH), The	Columbus, OH	839,800.00		129,221.40	1,137,783.40	—	85,907.12
Wimberly	Dallas, TX	—		2,232,000.00	27,685,923.27	—	564,237.80
Wimbledon Oaks	Arlington, TX	7,162,582.77		1,491,700.00	8,843,716.03	—	737,942.60
Winchester Park	Riverside, RI	—		2,822,618.35	18,868,625.90	—	1,351,437.26
Winchester Wood	Riverside, RI	2,205,735.09		683,215.23	4,567,153.97	—	73,184.74
Windemere	Mesa, AZ	—		949,300.00	8,659,280.22	—	1,092,867.24
Windmont	Atlanta, GA	—		3,204,000.00	7,128,448.37	—	308,063.50
Windridge (CA)	Laguna Niguel, CA		(I)	2,662,900.00	23,985,496.57	—	1,431,832.79
Windwood I (FL)	Palm Bay, FL	—		113,912.73	1,003,498.28	—	195,527.36
Windwood II (FL)	Palm Bay, FL	190,000.00		118,915.07	1,047,598.32	—	279,970.05
Wingwood (Orl)	Orlando, FL	1,420,266.64		236,884.32	2,086,401.61	—	374,722.41
Winter Woods I (FL)	Winter Garden, FL	—		144,921.36	1,276,965.11	—	144,020.03
Winterwood	Charlotte, NC	11,033,752.73		1,722,000.00	15,501,141.60	—	2,486,535.76
Winthrop Court (KY)	Frankfort, KY	1,421,290.56		184,709.36	1,627,190.80	—	188,334.88
Winthrop Court II (OH)	Columbus, OH	722,000.00		102,381.09	896,576.06	—	85,114.58
Wood Creek (CA)	Pleasant Hill, CA	—		9,729,900.00	23,009,768.39	—	828,634.09
Wood Forest	Daytona Beach, FL	6,059,189.80		1,008,000.00	4,950,210.29	—	128,966.49
Wood Lane Place	Woodbury, MN	14,000,000.00		2,009,146.73	18,090,498.11	—	1,749,377.66
Woodbine (Cuy)	Cuyahoga Falls, OH	—		185,868.12	1,637,700.68	—	103,476.98
Woodbine (Por)	Portsmouth, OH	613,360.43		78,097.85	688,127.14	—	85,631.95
Woodbridge	Cary, GA	4,495,249.95		737,400.00	6,636,869.85	—	463,986.25
Woodbridge (CT)	Newington, CT		(P)	498,376.96	3,331,547.98	—	55,064.91
Woodbridge II	Cary, GA	—		1,244,600.00	11,243,364.10	—	450,830.23
Woodcliff I	Lilburn, GA	—		276,659.02	2,437,667.42	—	212,690.65
Woodcliff II	Lilburn, GA	1,619,272.19		266,449.39	2,347,769.47	—	131,631.11
Woodcreek	Beaverton, OR	9,747,030.16		1,755,800.00	15,816,454.87	—	2,604,671.54
Woodcrest I	Warner Robins, GA	—		115,738.70	1,028,353.02	—	103,821.11
Woodlake (WA)	Kirkland, WA		(R)	6,631,400.00	16,735,484.40	—	824,004.80
Woodland Hills	Decatur, GA	—		1,224,600.00	11,010,680.74	—	1,376,441.60
Woodland I (FL)	Orlando, FL	3,340,760.44		461,948.64	4,070,817.98	—	346,984.45
Woodland Meadows	Ann Arbor, MI		(S)	2,006,000.00	18,049,551.84	—	969,732.17

Description		Gross Amount Carried at Close of Period 12/31/02		Total (B)	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name	Location	Land	Building & Fixtures (A)
Waterford at Regency	Jacksonville, FL	1,113,000.00	5,496,216.77	6,609,216.77	(979,099.81)	1985	30 Years
Waterford at the Lakes	Kent, WA	3,100,200.00	17,228,631.02	20,328,831.02	(3,810,206.84)	1990	30 Years
Waterford Village (Broward)	Delray Beach, FL	1,888,000.00	17,183,024.23	19,071,024.23	(3,102,013.75)	1989	30 Years
Watermark Square	Portland, OR	1,580,500.00	15,792,644.13	17,373,144.13	(3,822,953.67)	1990	30 Years
Waterstone Place	Federal Way, WA	2,964,000.00	30,787,568.12	33,751,568.12	(10,995,552.11)	1990	30 Years
Webster Green	Needham, MA	1,418,892.54	9,652,296.22	11,071,188.76	(739,929.16)	1985	30 Years
Welleby Lake Club	Sunrise, FL	3,648,000.00	18,181,113.86	21,829,113.86	(2,906,308.44)	1991	30 Years
Wellington Hill	Manchester, NH	1,890,200.00	19,816,459.32	21,706,659.32	(6,696,316.10)	1987	30 Years
Wellsford Oaks	Tulsa, OK	1,310,500.00	12,516,224.92	13,826,724.92	(2,681,391.33)	1991	30 Years
Wentworth	Roseville, MI	217,502.26	2,097,730.38	2,315,232.64	(267,081.77)	1985	30 Years
West Of Eastland	Columbus, OH	234,543.74	2,298,138.19	2,532,681.93	(312,591.75)	1977	30 Years
Westbrook Village	Manchester, MO	2,310,000.00	11,179,092.86	13,489,092.86	(1,615,270.26)	1984	30 Years
Westridge	Tacoma, WA	3,501,900.00	33,796,812.88	37,298,712.88	(7,326,024.37)	1987/1991	30 Years
Westside Villas I	Los Angeles, CA	1,785,000.00	3,295,641.37	5,080,641.37	(262,844.99)	1999	30 Years
Westside Villas II	Los Angeles, CA	1,955,000.00	3,552,648.95	5,507,648.95	(283,678.21)	1999	30 Years
Westside Villas III	Los Angeles, CA	3,060,000.00	5,564,595.63	8,624,595.63	(446,370.73)	1999	30 Years
Westside Villas IV	Los Angeles, CA	3,060,000.00	5,550,514.52	8,610,514.52	(441,558.27)	1999	30 Years
Westside Villas V	Los Angeles, CA	5,100,000.00	9,254,032.25	14,354,032.25	(736,825.97)	1999	30 Years
Westside Villas VI	Los Angeles, CA	1,530,000.00	3,059,089.34	4,589,089.34	(210,876.27)	1989	30 Years
Westside Villas VII	Los Angeles, CA	4,505,000.00	10,764,412.39	15,269,412.39	(192,884.47)	2001	30 Years
Westway	Brunswick, GA	168,322.68	1,654,531.84	1,822,854.52	(218,268.35)	1984	30 Years
Westwood Glen	Westwood, MA	1,616,504.78	11,001,405.26	12,617,910.04	(864,477.84)	1972	30 Years
Westwood Pines	Tamarac, FL	1,528,600.00	14,575,512.12	16,104,112.12	(2,827,564.41)	1991	30 Years
Westwynd Apts	West Hartford, CT	308,543.13	2,204,691.47	2,513,234.60	(178,366.15)	1969	30 Years
Whispering Oaks	Walnut Creek, CA	2,170,800.00	21,429,228.58	23,600,028.58	(5,243,375.85)	1974	30 Years
Whispering Pines	Fr. Pierce, FL	384,000.00	830,437.62	1,214,437.62	(97,813.57)	1986	30 Years
Whispering Pines II	Fr. Pierce, FL	105,171.51	1,056,452.08	1,161,623.59	(139,942.31)	1986	30 Years
Whisperwood	Cordele, GA	84,240.30	899,406.42	983,646.72	(121,699.65)	1985	30 Years
White Bear Woods	White Bear Lake, MN	1,624,740.73	15,339,719.61	16,964,460.34	(2,930,803.82)	1989	30 Years
Wilcrest Woods	Savannah, GA	187,306.36	1,769,313.26	1,956,619.62	(223,504.29)	1986	30 Years
Wilde Lake	Richmond, VA	947,200.00	9,373,041.14	10,320,241.14	(2,247,685.74)	1989	30 Years
Wilkins Glen	Medfield, MA	538,482.64	3,787,058.41	4,325,541.05	(313,549.77)	1975	30 Years
Willow Brook (CA)	Pleasant Hill, CA	5,055,000.00	19,429,273.68	24,484,273.68	(1,110,973.78)	1985	30 Years
Willow Creek	Fresno, CA	275,000.00	5,142,682.56	5,417,682.56	(341,009.18)	1984	30 Years
Willow Creek I (GA)	Griffin, GA	145,768.69	1,354,780.58	1,500,549.27	(166,275.00)	1985	30 Years
Willow Lakes	Spartanburg, SC	200,989.58	1,865,787.17	2,066,776.75	(248,453.85)	1986	30 Years
Willow Run (GA)	Stone Mountain, GA	197,964.94	1,929,731.88	2,127,696.82	(263,583.57)	1983	30 Years
Willow Run (IN)	New Albany, IN	183,872.68	1,753,205.98	1,937,078.66	(225,322.17)	1984	30 Years
Willow Run (KY)	Madisonville, KY	141,015.67	1,360,103.97	1,501,119.64	(180,627.37)	1984	30 Years
Willow Trail	Norcross, GA	1,120,000.00	11,948,682.90	13,068,682.90	(1,904,100.77)	1985	30 Years
Willowick	Aurora, CO	506,900.00	4,500,529.59	5,007,429.59	(843,642.46)	1980	30 Years
Will-O-Wisp	Kinston, NC(T)	197,397.72	4,223,599.91	4,420,997.63	(557,884.68)	1970	30 Years
Willowood East II	Indianapolis, IN	104,917.75	1,059,227.95	1,164,145.70	(160,659.72)	1985	30 Years
Willowood I (Gro)	Grove City, OH	126,045.04	1,243,093.51	1,369,138.55	(154,144.96)	1984	30 Years
Willowood I (IN)	Columbus, OH	163,896.17	1,533,536.96	1,697,433.13	(192,839.91)	1983	30 Years
Willowood I (KY)	Frankfort, KY	138,822.38	1,373,960.30	1,512,782.68	(170,913.06)	1984	30 Years
Willowood I (Woo)	Wooster, OH	117,254.13	1,101,978.87	1,219,233.00	(143,921.91)	1984	30 Years
Willowood II (Gro)	Grove City, OH	70,923.51	699,824.58	770,748.09	(88,843.47)	1985	30 Years
Willowood II (IN)	Columbus, OH	161,306.27	1,499,091.96	1,660,398.23	(192,160.44)	1986	30 Years
Willowood II (KY)	Frankfort, KY	120,375.49	1,141,343.87	1,261,719.36	(139,860.08)	1985	30 Years
Willowood II (Tro)	Trotwood, OH	142,623.37	1,387,747.20	1,530,370.57	(178,038.45)	1987	30 Years
Willowood II (Woo)	Wooster, OH	103,199.14	1,029,923.67	1,133,122.81	(144,817.82)	1986	30 Years
Willows I (OH), The	Columbus, OH	76,283.41	759,431.04	835,714.45	(105,290.89)	1987	30 Years
Willows II (OH), The	Columbus, OH	96,678.71	918,390.33	1,015,069.04	(118,272.20)	1981	30 Years
Willows III (OH), The	Columbus, OH	129,221.40	1,223,690.52	1,352,911.92	(154,483.10)	1987	30 Years
Wimberly	Dallas, TX	2,232,000.00	28,250,161.07	30,482,161.07	(4,298,403.89)	1996	30 Years
Wimbledon Oaks	Arlington, TX	1,491,700.00	9,581,658.63	11,073,358.63	(1,768,332.77)	1985	30 Years
Winchester Park	Riverside, RI	2,822,618.35	20,220,063.16	23,042,681.51	(1,782,062.00)	1972	30 Years
Winchester Wood	Riverside, RI	683,215.23	4,640,338.71	5,323,553.94	(363,515.35)	1989	30 Years
Windemere	Mesa, AZ	949,300.00	9,752,147.46	10,701,447.46	(2,337,226.81)	1986	30 Years
Windmont	Atlanta, GA	3,204,000.00	7,436,511.87	10,640,511.87	(843,324.42)	1988	30 Years
Windridge (CA)	Laguna Niguel, CA	2,662,900.00	25,417,329.36	28,080,229.36	(7,634,059.54)	1989	30 Years
Windwood I (FL)	Palm Bay, FL	113,912.73	1,199,025.64	1,312,938.37	(173,456.73)	1988	30 Years
Windwood II (FL)	Palm Bay, FL	118,915.07	1,327,568.37	1,446,483.44	(195,072.39)	1987	30 Years
Wingwood (Orl)	Orlando, FL	236,884.32	2,461,124.02	2,698,008.34	(325,588.27)	1980	30 Years
Winter Woods I (FL)	Winter Garden, FL	144,921.36	1,420,985.14	1,565,906.50	(193,712.74)	1985	30 Years
Winterwood	Charlotte, NC	1,722,000.00	17,987,677.36	19,709,677.36	(6,336,438.77)	1986	30 Years
Winthrop Court (KY)	Frankfort, KY	184,709.36	1,815,525.68	2,000,235.04	(234,158.13)	1985	30 Years
Winthrop Court II (OH)	Columbus, OH	102,381.09	981,690.64	1,084,071.73	(123,726.16)	1986	30 Years
Wood Creek (CA)	Pleasant Hill, CA	9,729,900.00	23,838,402.48	33,568,302.48	(4,819,334.79)	1987	30 Years
Wood Forest	Daytona Beach, FL	1,008,000.00	5,079,176.78	6,087,176.78	(844,453.14)	1985	30 Years
Wood Lane Place	Woodbury, MN	2,009,146.73	19,839,875.77	21,849,022.50	(3,838,195.33)	1989	30 Years
Woodbine (Cuy)	Cuyahoga Falls, OH	185,868.12	1,741,177.66	1,927,045.78	(208,336.40)	1982	30 Years
Woodbine (Por)	Portsmouth, OH	78,097.85	773,759.09	851,856.94	(108,020.62)	1981	30 Years
Woodbridge	Cary, GA	737,400.00	7,100,856.10	7,838,256.10	(1,899,432.56)	1993-95	30 Years
Woodbridge (CT)	Newington, CT	498,376.96	3,386,612.89	3,884,989.85	(275,369.63)	1968	30 Years
Woodbridge II	Cary, GA	1,244,600.00	11,694,194.33	12,938,794.33	(2,917,709.01)	1993-95	30 Years
Woodcliff I	Lilburn, GA	276,659.02	2,650,358.07	2,927,017.09	(325,229.41)	1984	30 Years
Woodcliff II	Liburn, GA	266,449.39	2,479,400.58	2,745,849.97	(296,525.59)	1986	30 Years
Woodcreek	Beaverton, OR	1,755,800.00	18,421,126.41	20,176,926.41	(6,493,660.71)	1982-84	30 Years
Woodcrest I	Warner Robins, GA	115,738.70	1,132,174.13	1,247,912.83	(137,055.50)	1984	30 Years
Woodlake (WA)	Kirkland, WA	6,631,400.00	17,559,489.20	24,190,889.20	(3,042,530.97)	1984	30 Years
Woodland Hills	Decatur, GA	1,224,600.00	12,387,122.34	13,611,722.34	(3,230,464.53)	1985	30 Years
Woodland I (FL)	Orlando, FL	461,948.64	4,417,802.43	4,879,751.07	(575,012.21)	1984/85	30 Years
Woodland Meadows	Ann Arbor, MI	2,006,000.00	19,019,284.01	21,025,284.01	(3,820,616.95)	1987-1989	30 Years

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)
Apartment Name	Location	Encumbrances		Land	Building & Fixtures	Land	Building & Fixtures
Woodlands I (Col)	Columbus, OH	1,721,062.20		231,995.55	2,044,232.64	—	176,875.29
Woodlands I (PA)	Zelienople, PA	1,001,822.38		163,191.69	1,437,896.61	—	122,874.96
Woodlands I (Str)	Streetsboro, OH	246,222.00		197,377.57	1,739,111.51	—	184,675.93
Woodlands II (Col)	Columbus, OH	1,492,354.94		192,633.43	1,697,310.42	—	160,277.51
Woodlands II (PA)	Zelienople, PA	—		192,972.36	1,700,296.78	—	104,681.00
Woodlands II (Str)	Streetsboro, OH	1,529,793.55		183,996.01	1,621,205.38	—	173,027.92
Woodlands III (Col)	Columbus, OH	—		230,536.02	2,031,248.57	—	295,627.72
Woodlands of Brookfield	Brookfield, WI		(N)	1,484,600.00	13,961,080.72	—	700,020.83
Woodlands of Minnetonka	Minnetonka, MN	—		2,394,500.00	13,543,076.29	—	809,486.25
Woodleaf	Campbell, CA		(R)	8,550,600.00	16,988,182.50	—	524,617.39
Woodmoor	Austin, TX	—		653,800.00	5,875,968.39	—	1,716,833.62
Woodridge (MN)	Eagan, MN	7,467,450.05		1,602,300.00	10,449,579.23	—	772,994.24
Woodridge (CO)	Aurora, CO	—		2,780,700.00	7,576,972.13	—	814,685.95
Woodridge II (CO)	Aurora, CO	—		—	4,148,517.08	—	421,410.74
Woodridge III (CO)	Aurora, CO	—		—	9,130,763.69	—	929,421.81
Woods of Elm Creek	San Antonio, TX	—		590,000.00	5,310,327.86	—	607,599.80
Woods of North Bend	Raleigh, NC		(S)	1,039,500.00	9,305,318.81	—	1,536,919.64
Woodscape	Raleigh, NC	—		957,300.00	8,607,939.89	—	703,617.95
Woodside	Lorton, VA	—		1,326,000.00	12,510,902.78	—	810,270.76
Woodtrail	Newnan, GA	—		250,894.94	2,210,657.86	—	174,907.49
Woodvalley	Anniston, AL	1,363,931.24		190,188.16	1,675,764.93	—	86,234.97
Wyndridge 2	Memphis, TN	14,135,000.00		1,488,000.00	13,607,636.08	—	1,252,783.82
Wyndridge 3	Memphis, TN	10,855,000.00		1,502,500.00	13,531,740.55	—	850,679.31
Yarmouth Woods	Yarmouth, ME	—		692,800.00	6,096,155.42	—	355,803.24
Yorktowne at Olde Mill	Millersville, MD	—		216,000.00	2,674,121.00	—	4,204,000.95
Management Business	Chicago, IL	—		—	—	—	58,845,558.62
Operating Partnership	Chicago, IL(H)	43,792.00		—	—	—	—
Total Investment in Real Estate		$2,046,995,578.53		$1,803,577,007.59	$10,456,109,229.10	$—	$786,577,064.52

Description		Gross Amount Carried at Close of Period 12/31/02		Total (B)	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Latest Income Statement (C)
Apartment Name	Location	Land	Building & Fixtures (A)
Woodlands I (Col)	Columbus, OH	231,995.55	2,221,107.93	2,453,103.48	(288,275.93)	1983	30 Years
Woodlands I (PA)	Zelienople, PA	163,191.69	1,560,771.57	1,723,963.26	(194,067.24)	1983	30 Years
Woodlands I (Str)	Streetsboro, OH	197,377.57	1,923,787.44	2,121,165.01	(250,523.14)	1984	30 Years
Woodlands II (Col)	Columbus, OH	192,633.43	1,857,587.93	2,050,221.36	(241,386.29)	1984	30 Years
Woodlands II (PA)	Zelienople, PA	192,972.36	1,804,977.78	1,997,950.14	(221,806.00)	1987	30 Years
Woodlands II (Str)	Streetsboro, OH	183,996.01	1,794,233.30	1,978,229.31	(234,657.46)	1985	30 Years
Woodlands III (Col)	Columbus, OH	230,536.02	2,326,876.29	2,557,412.31	(300,119.50)	1987	30 Years
Woodlands of Brookfield	Brookfield, WI	1,484,600.00	14,661,101.55	16,145,701.55	(2,521,095.94)	1990	30 Years
Woodlands of Minnetonka	Minnetonka, MN	2,394,500.00	14,352,562.54	16,747,062.54	(2,857,444.86)	1988	30 Years
Woodleaf	Campbell, CA	8,550,600.00	17,512,799.89	26,063,399.89	(2,819,071.49)	1984	30 Years
Woodmoor	Austin, TX	653,800.00	7,592,802.01	8,246,602.01	(2,832,808.07)	1981	30 Years
Woodridge (MN)	Eagan, MN	1,602,300.00	11,222,573.47	12,824,873.47	(2,067,345.38)	1986	30 Years
Woodridge (CO)	Aurora, CO	2,780,700.00	8,391,658.08	11,172,358.08	(1,523,142.92)	1980-82	30 Years
Woodridge II (CO)	Aurora, CO	—	4,569,927.82	4,569,927.82	(836,391.33)	1980-82	30 Years
Woodridge III (CO)	Aurora, CO	—	10,060,185.50	10,060,185.50	(1,841,805.72)	1980-82	30 Years
Woods of Elm Creek	San Antonio, TX	590,000.00	5,917,927.66	6,507,927.66	(1,406,426.15)	1983	30 Years
Woods of North Bend	Raleigh, NC	1,039,500.00	10,842,238.45	11,881,738.45	(3,473,671.23)	1983	30 Years
Woodscape	Raleigh, NC	957,300.00	9,311,557.84	10,268,857.84	(2,313,365.72)	1979	30 Years
Woodside	Lorton, VA	1,326,000.00	13,321,173.54	14,647,173.54	(4,093,660.88)	1987	30 Years
Woodtrail	Newnan, GA	250,894.94	2,385,565.35	2,636,460.29	(284,281.09)	1984	30 Years
Woodvalley	Anniston, AL	190,188.16	1,761,999.90	1,952,188.06	(222,633.73)	1986	30 Years
Wyndridge 2	Memphis, TN	1,488,000.00	14,860,419.90	16,348,419.90	(3,477,115.58)	1988	30 Years
Wyndridge 3	Memphis, TN	1,502,500.00	14,382,419.86	15,884,919.86	(3,192,022.49)	1988	30 Years
Yarmouth Woods	Yarmouth, ME	692,800.00	6,451,958.66	7,144,758.66	(1,274,116.52)	1971/1978	30 Years
Yorktowne at Olde Mill	Millersville, MD	216,000.00	6,878,121.95	7,094,121.95	(5,373,894.06)	1974	30 Years
Management Business	Chicago, IL	—	58,845,558.62	58,845,558.62	(41,664,975.01)	(D)
Operating Partnership	Chicago, IL(H)	—	—	—	—
Total Investment in Real Estate		$1,803,577,007.59	$11,242,686,293.62	$13,046,263,301.21	$(2,112,017,518.57)

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2002

NOTES:

(A)	The balance of furniture & fixtures included in the total investment in real estate amount was $597,215,716.74 as of December 31, 2002.
(B)	The aggregate cost for Federal Income Tax purposes as of December 31, 2002 was approximately $8.7 billion.
(C)	The life to compute depreciation for furniture & fixtures is 5 years.
(D)	This asset consists of various acquisition dates and largely represents furniture, fixtures and equipment owned by the Management Business.
(E)	Improvements are net of write-off of fully depreciated assets which are no longer in service.
(F)	The development of this property is currently on hold.
(G)	A portion of these properties is commercial (retail, parking and/or office space).
(H)	The mortgage debt is the balance for a property that was sold, which balance was not collateralized by the property. The amount was transferred to ERPOP.
(I)	These three properties are pledged as additional collateral in connection with a tax-exempt bond financing.
(J)	These five properties are pledged as additional collateral in connection with a tax-exempt bond financing.

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

Encumbrances Reconciliation

December 31, 2002

Entity Encumbrances	Number of Properties Encumbered By	See Properties With Note:	Amount
EQR Arbors Financing LP	2	(K)	$13,546,252.82
EQR Breton Hammocks Financing LP	1	(L)	15,113,185.88
EQR-Bond Partnership	14	(M)	207,594,000.00
EQR Flatlands LLC	5	(N)	50,000,000.00
EWR, LP	5	(O)	46,217,872.78
GPT-Windsor, LLC	17	(P)	63,000,000.00
EQR-Codelle, LP	10	(Q)	121,787,418.54
EQR-Conner, LP	15	(R)	213,801,774.22
EQR-FANCAP 2000A LP	11	(S)	148,333,000.00
GC Southeast Partners LP (SEP)	14	(T)	1,225,000.00
Entity Encumbrances			880,618,504.24
Individual Property Encumbrances			2,046,995,578.53

Total Encumbrances per Financial Statements			$2,927,614,082.77

EQUITY RESIDENTIAL

Schedule III — Real Estate and Accumulated Depreciation

(Amounts in thousands)

The changes in total real estate for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Balance, beginning of year	$13,019,841	$12,650,028	$12,257,344
Acquisitions and development	528,302	753,648	1,273,837
Improvements	164,077	157,847	142,829
Write-off of fully depreciated assets which are no longer in service	—	(149)	—
Dispositions and other	(665,957)	(541,533)	(1,023,982)
Balance, end of year	$13,046,263	$13,019,841	$12,650,028

The changes in accumulated depreciation for the years ended December 31, 2002, 2001, and 2000 are as follows:

	2002	2001	2000

Balance, beginning of year	$1,719,131	$1,359,089	$1,076,001
Depreciation	471,295	457,071	441,690
Write-off of fully depreciated assets which are no longer in service	—	(149)	—
Dispositions and other	(78,409)	(96,880)	(158,602)
Balance, end of year	$2,112,017	$1,719,131	$1,359,089