Form 10-Q
period 2003-06-30
EQUITY RESIDENTIAL
filed 2003-08-13
CIK 906107

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2003

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

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on July 31, 2003 was 273,706,254.

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Investment in real estate
Land	$1,815,685	$1,803,577
Depreciable property	11,178,596	11,240,245
Construction in progress	2,502	2,441
	12,996,783	13,046,263
Accumulated depreciation	(2,247,136)	(2,112,017)
Investment in real estate, net of accumulated depreciation	10,749,647	10,934,246

Cash and cash equivalents	243,838	29,875
Investments in unconsolidated entities	509,937	509,789
Rents receivable	2,119	2,926
Deposits – restricted	280,935	141,278
Escrow deposits – mortgage	44,831	50,565
Deferred financing costs, net	32,321	32,144
Goodwill, net	30,000	30,000
Other assets	150,064	80,094
Total assets	$12,043,692	$11,810,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$2,850,493	$2,927,614
Notes, net	2,854,198	2,456,085
Line of credit	—	140,000
Accounts payable and accrued expenses	71,746	64,369
Accrued interest payable	64,374	63,151
Rents received in advance and other liabilities	165,244	165,095
Security deposits	44,965	45,333
Distributions payable	142,004	140,844
Total liabilities	6,193,024	6,002,491

Commitments and contingencies
Minority Interests:
Operating Partnership	347,598	349,646
Preference Interests	246,000	246,000
Junior Preference Units	5,846	5,846
Partially Owned Properties	8,622	9,811
Total Minority Interests	608,066	611,303

Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 7,101,384 shares issued and outstanding as of June 30, 2003 and 10,524,034 shares issued and outstanding as of December 31, 2002	995,591	946,157
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 273,119,105 shares issued and outstanding as of June 30, 2003 and 271,095,481 shares issued and outstanding as of December 31, 2002	2,731	2,711
Paid in capital	4,837,961	4,839,218
Deferred compensation	(7,538)	(12,118)
Distributions in excess of accumulated earnings	(547,693)	(535,056)
Accumulated other comprehensive loss	(38,450)	(43,789)
Total shareholders’ equity	5,242,602	5,197,123
Total liabilities and shareholders’ equity	$12,043,692	$11,810,917

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2003	2002	2003	2002
REVENUES
Rental income	$943,529	$950,540	$473,967	$476,418
Fee and asset management	7,878	4,310	5,390	2,592
Interest and other income	7,128	9,304	3,787	5,206
Total revenues	958,535	964,154	483,144	484,216

EXPENSES
Property and maintenance	258,017	239,744	129,269	120,338
Real estate taxes and insurance	101,780	96,872	50,455	48,267
Property management	32,194	37,663	16,343	18,213
Fee and asset management	3,607	3,620	1,837	1,758
Depreciation	231,582	218,684	116,555	110,464
Interest:
Expense incurred, net	164,532	170,528	84,103	86,573
Amortization of deferred financing costs	3,104	2,962	1,701	1,584
General and administrative	20,146	22,327	8,970	11,527
Impairment on technology investments	581	581	290	290
Total expenses	815,543	792,981	409,523	399,014
Income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities and discontinued operations	142,992	171,173	73,621	85,202
Allocation to Minority Interests:
Operating Partnership	(18,281)	(13,784)	(9,171)	(7,343)
Partially Owned Properties	(243)	(1,325)	(128)	(519)
Income (loss) from investments in unconsolidated entities	(1,744)	233	(1,851)	7
Net gain (loss) on sales of unconsolidated entities	4,675	5,246	3,463	(411)
Income from continuing operations	127,399	161,543	65,934	76,936
Net gain on sales of discontinued operations	140,992	28,446	70,320	25,630
Discontinued operations, net	3,347	24,186	137	10,731
Net income	271,738	214,175	136,391	113,297
Preferred distributions	(48,417)	(48,781)	(24,237)	(24,256)

Net income available to Common Shares	$223,321	$165,394	$112,154	$89,041

Net income per share – basic	$0.82	$0.61	$0.41	$0.33

Net income per share – diluted	$0.82	$0.60	$0.41	$0.32

Weighted average Common Shares outstanding – basic	271,031	272,126	271,380	273,146

Weighted average Common Shares outstanding – diluted	298,405	298,422	299,217	299,494

Distributions declared per Common Share outstanding	$0.865	$0.865	$0.4325	$0.4325

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2003	2002	2003	2002

Comprehensive income:

Net income	$271,738	$214,175	$136,391	$113,297
Other comprehensive income (losses) – derivative and other instruments:
Unrealized holding gains (losses) arising during the period	1,879	1,085	1,742	(3,091)
Equity in unrealized holding gains (losses) arising during the period – unconsolidated entities	2,759	905	1,565	(2,128)
Losses reclassified into earnings from other comprehensive income	701	385	471	217
Comprehensive income	$277,077	$216,550	$140,169	$108,295

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$271,738	$214,175
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests:
Operating Partnership	18,281	13,784
Partially Owned Properties	243	1,325
Depreciation	237,392	234,846
Amortization of deferred financing costs	3,110	2,988
Amortization of discounts and premiums on debt	(451)	(424)
Amortization of deferred settlements on derivative instruments	104	(176)
Impairment on technology investments	581	581
Loss (income) from investments in unconsolidated entities	1,744	(233)
Net gain on sales of discontinued operations	(140,992)	(28,446)
Net gain on sales of unconsolidated entities	(4,675)	(5,246)
Loss on debt extinguishments	380	468
Unrealized (gain) loss on derivative instruments	(83)	483
Compensation paid with Company Common Shares	8,082	10,061

Changes in assets and liabilities:
Decrease (increase) in rents receivable	512	(227)
(Increase) decrease in deposits – restricted	(404)	12,108
(Increase) decrease in other assets	(21,912)	3,898
Increase in accounts payable and accrued expenses	7,420	9,026
Increase in accrued interest payable	1,238	316
(Decrease) in rents received in advance and other liabilities	(10,792)	(9,972)
(Decrease) in security deposits	(686)	(189)
Net cash provided by operating activities	370,830	459,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(243,004)	(153,034)
Investment in real estate – development/other	(4,676)	(57,066)
Improvements to real estate	(76,821)	(66,509)
Additions to non-real estate property	(1,552)	(4,602)
Interest capitalized for real estate under development	—	(4,369)
Interest capitalized for unconsolidated entities under development	(10,923)	(7,954)
Proceeds from disposition of real estate, net	473,186	183,494
Proceeds from disposition of furniture rental business	—	28,741
Proceeds from disposition of unconsolidated entities	8,595	11,317
Investments in unconsolidated entities	(5,671)	(42,441)
Distributions from unconsolidated entities	14,557	21,483
(Increase) decrease in deposits on real estate acquisitions, net	(139,261)	56,305
Decrease in mortgage deposits	5,848	14,651
Business combinations, net of cash acquired	(485)	(461)
Consolidation of previously Unconsolidated Properties	(697)	—
Other investing activities, net	(45,912)	192
Net cash (used for) investing activities	(26,816)	(20,253)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(3,616)	$(9,124)
Mortgage notes payable:
Proceeds	48,680	47,213
Lump sum payoffs	(161,914)	(119,386)
Scheduled principal repayments	(16,187)	(16,322)
Prepayment premiums/fees	(472)	(468)
Notes, net:
Proceeds	398,816	397,064
Lump sum payoffs	—	(225,000)
Scheduled principal repayments	(195)	(253)
Line of credit:
Proceeds	172,000	292,000
Repayments	(312,000)	(487,000)
(Payments on) settlement of derivative instruments	(12,999)	(1,533)
Proceeds from sale of Common Shares	4,247	6,354
Proceeds from exercise of options	13,626	27,030
Proceeds from sale of Preferred Shares	150,000	—
Payment of offering/redemption costs	(5,099)	(158)
Redemption of Preferred Shares	(100,000)	—
Distributions:
Common Shares	(235,081)	(235,548)
Preferred Shares	(37,861)	(35,832)
Preference Interests	(10,106)	(10,132)
Junior Preference Units	(162)	(162)
Minority Interests – Operating Partnership	(19,270)	(20,095)
Minority Interests – Partially Owned Properties	(2,458)	(10,375)
Principal receipts on employee notes, net	—	173
Net cash (used for) financing activities	(130,051)	(401,554)
Net increase in cash and cash equivalents	213,963	37,339
Cash and cash equivalents, beginning of period	29,875	51,603
Cash and cash equivalents, end of period	$243,838	$88,942

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$175,009	$184,216

Real estate acquisitions/dispositions:
Mortgage loans assumed	$34,968	$14,000

Valuation of OP Units issued	$105	$—

Mortgage loans (assumed) by purchaser	$(9,075)	$(1,680)

Consolidation of previously Unconsolidated Properties:
Mortgage loans assumed	$26,500	$—

Valuation of OP Units issued	$4,231	$—

Net (assets) liabilities recorded	$1,633	$—

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

EQR is the general partner of, and as of June 30, 2003 owned an approximate 92.4% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”). The Operating Partnership is, directly or indirectly, a partner, member or shareholder of numerous partnerships, limited liability companies and corporations which have been established primarily to own fee simple title to multifamily properties or to conduct property management activities and other businesses related to the ownership and operation of multifamily residential real estate.  References to the “Company” include EQR, the Operating Partnership and each of the partnerships, limited liability companies and corporations controlled by the Operating Partnership and/or EQR.

As of June 30, 2003, the Company owned or had investments in 1,005 properties in 35 states consisting of 216,644 units.  An ownership breakdown includes:

	Number of Properties	Number of Units
Wholly Owned Properties	884	187,043
Partially Owned Properties (Consolidated)	36	6,931
Unconsolidated Properties	85	22,670
Total Properties	1,005	216,644

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation.  Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities.  FIN No. 46 requires a variable interest entity to be consolidated if a company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  The Company will adopt FIN No. 46 in the third quarter of 2003 prospectively using carryover basis.  The Company has preliminarily determined its investment in real estate will increase approximately $1.3 billion, investment in unconsolidated entities will decrease approximately $494.5 million and mortgage notes payable will increase $833.5 million as a result of the consolidation of its previously unconsolidated stabilized development projects and projects under development (see Note 7).  The Company does not anticipate that the adoption of FIN No. 46 will have any effect on net income.

3.                                      Shareholders’ Equity and Minority Interests

The following table presents the changes in the Company’s issued and outstanding Common Shares for the six months ended June 30, 2003:

2003

Common Shares outstanding at January 1,	271,095,481

Common Shares Issued:
Conversion of Series E Preferred Shares	25,198
Employee Share Purchase Plan	203,498
Exercise of options	732,724
Restricted share grants, net	955,658
Conversion of OP Units	106,546

Common Shares outstanding at June 30,	273,119,105

The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest are collectively referred to as the “Minority Interests – Operating Partnership”.  The Minority Interests – Operating Partnership held 22,353,524 units of limited partnership interest (“OP Units”), representing a 7.6% interest in the Operating Partnership, at June 30, 2003.  Assuming conversion of all OP Units into Common Shares, total Common Shares outstanding at June 30, 2003 would have been 295,472,629.  Subject to applicable securities law restrictions, the Minority Interests – Operating Partnership may exchange their OP Units for EQR Common Shares on a one-for-one basis.

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

During the six months ended June 30, 2003, the Operating Partnership issued 159,427 OP Units to various limited partners at an average price of $27.48 per unit.  These OP Units are classified as Minority Interests – Operating Partnership in the accompanying consolidated balance sheets.

The Company’s declaration of trust authorizes the Company to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share (the “Preferred Shares”), with specific rights, preferences and other attributes as the Board of Trustees may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company’s Common Shares.

The following table presents the Company’s issued and outstanding Preferred Shares as of June 30, 2003 and December 31, 2002:

	Annual Dividend Rate per Share (1)	Amounts in thousands
		June 30, 2003	December 31, 2002

Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:

9 1/8% Series B Cumulative Redeemable Preferred; liquidation value $250 per share; 500,000 shares issued and outstanding at June 30, 2003 and December 31, 2002	$22.81252	$125,000	$125,000

9 1/8% Series C Cumulative Redeemable Preferred; liquidation value $250 per share; 460,000 shares issued and outstanding at June 30, 2003 and December 31, 2002	$22.81252	115,000	115,000

8.60% Series D Cumulative Redeemable Preferred; liquidation value $250 per share; 700,000 shares issued and outstanding at June 30, 2003 and December 31, 2002	$21.50	175,000	175,000

7.00% Series E Cumulative Convertible Preferred; liquidation value $25 per share; 2,525,464 and 2,548,114 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	$1.75	63,137	63,703

7 1/4% Series G Convertible Cumulative Preferred; liquidation value $250 per share; 1,264,692 shares issued and outstanding at June 30, 2003 and December 31, 2002	$18.125	316,173	316,173

7.00% Series H Cumulative Convertible Preferred; liquidation value $25 per share; 51,228 shares issued and outstanding at June 30, 2003 and December 31, 2002	$1.75	1,281	1,281

8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at June 30, 2003 and December 31, 2002	$4.145	50,000	50,000

7.625% Series L Cumulative Redeemable Preferred; liquidation value $25 per share; 0 and 4,000,000 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	(2)	—	100,000

6.48% Series N Cumulative Redeemable Preferred; liquidation value $250 per share; 600,000 and 0 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively (3)	$16.20	150,000	—
		$995,591	$946,157

(1)          Dividends on all series of Preferred Shares are payable quarterly at various pay dates.  Dividend rates listed for Series B, C, D, G and N are Preferred Share rates and the equivalent Depositary Share annual dividend rates are $2.281252, $2.281252, $2.15, $1.8125 and $1.62, respectively.

(2)          On June 19, 2003, the Company redeemed all of its outstanding Series L Cumulative Redeemable Preferred Shares at its liquidation value for total cash consideration of $100.0 million.

(3)          On June 19, 2003, the Company issued 600,000 Series N Cumulative Redeemable Preferred Shares in a public offering.  The Company received $145.3 million in net proceeds from this offering after payment of the underwriters’ fee.

The liquidation value of the Preference Interests and the Junior Preference Units (both as defined below) are included as separate components of Minority Interests in the consolidated balance sheets and the distributions incurred are included in preferred distributions in the consolidated statements of operations.

The following table presents the issued and outstanding Preference Interests as of June 30, 2003 and December 31, 2002:

	Annual Dividend Rate per Unit (1)	Amounts in thousands
		June 30, 2003	December 31, 2002

Preference Interests:

8.00% Series A Cumulative Redeemable Preference Interests; liquidation value $50 per unit; 800,000 units issued and outstanding at June 30, 2003 and December 31, 2002	$4.00	$40,000	$40,000

8.50% Series B Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,100,000 units issued and outstanding at June 30, 2003 and December 31, 2002	$4.25	55,000	55,000

8.50% Series C Cumulative Redeemable Preference Units; liquidation value $50 per unit; 220,000 units issued and outstanding at June 30, 2003 and December 31, 2002	$4.25	11,000	11,000

8.375% Series D Cumulative Redeemable Preference Units; liquidation value $50 per unit; 420,000 units issued and outstanding at June 30, 2003 and December 31, 2002	$4.1875	21,000	21,000

8.50% Series E Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at June 30, 2003 and December 31, 2002	$4.25	50,000	50,000

8.375% Series F Cumulative Redeemable Preference Units; liquidation value $50 per unit; 180,000 units issued and outstanding at June 30, 2003 and December 31, 2002	$4.1875	9,000	9,000

7.875% Series G Cumulative Redeemable Preference Units; liquidation value $50 per unit; 510,000 units issued and outstanding at June 30, 2003 and December 31, 2002	$3.9375	25,500	25,500

7.625% Series H Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 190,000 units issued and outstanding at June 30, 2003 and December 31, 2002	$3.8125	9,500	9,500

7.625% Series I Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 270,000 units issued and outstanding at June 30, 2003 and December 31, 2002	$3.8125	13,500	13,500

7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 230,000 units issued and outstanding at June 30, 2003 and December 31, 2002	$3.8125	11,500	11,500
		$246,000	$246,000

(1)          Dividends on all series of Preference Interests are payable quarterly on March 25th, June 25th, September 25th, and December 25th of each year.

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of June 30, 2003 and December 31, 2002:

	Annual Dividend Rate per Unit(1)	Amounts in thousands
		June 30, 2003	December 31, 2002
Junior Preference Units:

Series A Junior Convertible Preference Units; liquidation value $100 per unit; 56,616 units issued and outstanding at June 30, 2003 and December 31, 2002	$5.46934	$5,662	$5,662

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at June 30, 2003 and December 31, 2002	$2.00	184	184
		$5,846	$5,846

(1)          Dividends on both series of Junior Preference Units are payable quarterly at various pay dates.

4.                                      Real Estate Acquisitions

During the six months ended June 30, 2003, the Company acquired the entire equity interest in the six properties listed below from unaffiliated parties, and two additional units at an existing property, for a total purchase price of $277.7 million.

Date Acquired	Property	Location	Number of Units	Acquisition Price (in thousands)
01/30/03	The Reserve @ Eisenhower	Alexandria, VA	226	$41,000
02/14/03	Artisan Square	Northridge, CA	140	27,466
03/05/03	LaSalle (1)	Beaverton, OR	554	43,000
05/01/03	Gateway at Malden Center (2)	Malden, MA	203	34,900
06/17/03	Mill Creek	Milpitas, CA	516	70,000
06/30/03	Carlyle Mill	Alexandria, VA	317	61,200
Various	Rivers Bend (Condo Units)	Windsor, CT	2	125
			1,958	$277,691

(1)          Includes 8,167 square feet of retail space.

(2)          Includes 36,326 square feet of office space and a 324-space parking garage.

On May 8, 2003, the Company acquired the remaining third party equity interests it did not previously own in Liberty Park, a 202-unit property located in Braintree, Massachusetts.  This property was accounted for under the equity method of accounting and subsequent to the purchase was consolidated.  The Company recorded $33.0 million in investment in real estate at carryover basis and the following:

•                  Assumed $26.5 million in mortgage debt;

•                  Issued 153,851 OP Units having a value of $4.2 million;

•                  Paid cash of $0.7 million; and

•                  Assumed $1.6 million of other liabilities net of other assets acquired.

5.                                      Real Estate Dispositions

During the six months ended June 30, 2003, the Company disposed of the forty-four properties listed below to unaffiliated parties.  The Company recognized a net gain on sales of discontinued operations of approximately $141.0 million and a net gain on sales of unconsolidated entities of approximately $4.7 million.

Date Disposed	Property	Location	Number of Units	Disposition Price (in thousands)
01/14/03	Strawberry Place	Plant City, FL	55	$1,400
01/14/03	Smoketree Polo Club	Indio, CA	288	18,900
01/29/03	Amberwood I	Lake City, FL	50	1,175
01/30/03	Emerald Place	Bermuda Dunes, CA	240	20,125
01/30/03	Rolido Parque	Houston, TX	369	14,660
02/27/03	Fox Hill Commons	Vernon, CT	74	4,700
02/27/03	The Landings	Winter Haven, FL	60	1,475
02/27/03	Morningside	Titusville, FL	183	3,980
03/04/03	Colony Woods	Birmingham, AL	414	25,000
03/04/03	Hearthstone	San Antonio, TX	252	7,700
03/04/03	Northgate Village	San Antonio, TX	264	10,150
03/19/03	Lincoln Green I, II & III	San Antonio, TX	680	24,900
03/20/03	Meadows on the Lake	Birmingham, AL	200	10,900
03/20/03	Meadows in the Park	Birmingham, AL	200	10,900
03/20/03	Shoal Run	Birmingham, AL	276	14,350
03/31/03	Colony Place	Fort Myers, FL	300	20,600
04/08/03	Mallgate (1)	Louisville, KY	540	15,500
04/15/03	Summit Chase	Coral Springs, FL	140	8,875
04/16/03	Bayside	Sebring, FL	59	885
04/30/03	Essex Place II (Vacant Land)	Tampa, FL	—	575
05/08/03	Pueblo Villas	Albuquerque, NM	232	9,250
05/14/03	Emerald Bay	Winter Park, FL	432	17,200
05/16/03	Meadowood	Flatwoods, KY	52	975
05/29/03	Spicewood Springs	Jacksonville, FL	512	28,000
05/30/03	Princeton Square	Jacksonville, FL	288	16,750
05/30/03	Boulder Creek	Wilsonville, OR	296	16,700
05/30/03	Bridge Creek	Wilsonville, OR	315	18,100
05/30/03	Settlers Point/Brookfield	Salt Lake City, UT	416	21,500
05/30/03	Ridgewood	Russellville, KY	52	—
06/04/03	Lake Point	Charlotte, NC	296	12,401
06/05/03	Clearlake Pines II	Cocoa, FL	52	1,392
06/05/03	Sky Pines I & II	Orlando, FL	140	3,694
06/05/03	Brandywine East	Winter Haven, FL	38	884
06/05/03	Woodland I & II	Orlando, FL	169	5,175
06/12/03	Parkville	Parkersburg, WV	49	1,063
06/12/03	Cedarwood I	Belpre, OH	44	889
06/24/03	Greenwood Village	Tempe, AZ	270	14,600
06/25/03	Woodbine	Portsmouth, OH	41	660
06/26/03	Laurel Gardens	Coral Springs, FL	384	34,550
06/27/03	Crystal Creek	Phoenix, AZ	273	12,775
06/30/03	Harbor Pointe	Milwaukee, WI	595	27,800
06/30/03	Calais	Arlington, TX	264	12,500

Date Disposed	Property	Location	Number of Units	Disposition Price (in thousands)
Various	Four Lakes Condo Units	Lisle, IL	75	$9,168
Various	Pointe East Condo Units	Redmond, WA	17	3,177
Various	Squaw Peak Condo Units	Phoenix, AZ	39	4,125
	Wholly Owned Properties		9,985	490,078
02/28/03	Kings Crossing I (2)	Jacksonville, FL	69	963
05/14/03	Culbreath Key (2)	Tampa, FL	254	7,382
	Unconsolidated Properties		323	8,345
Total			10,308	$498,423

(1)          The Company was leasing the land under a long-term operating ground lease.

(2)          Disposition price listed represents the Company’s share of the net disposition proceeds.  Culbreath Key was sold for $26.4 million with a portion of the net sales proceeds used to payoff the mortgage debt of $16.2 million.

6.                                      Commitments to Acquire/Dispose of Real Estate

As of June 30, 2003, in addition to the property that was subsequently acquired as discussed in Note 19, the Company had entered into separate agreements to acquire four multifamily properties containing 1,205 units from unaffiliated parties.  The Company expects a combined purchase price of approximately $195.4 million, including the assumption of mortgage debt of approximately $54.8 million.

As of June 30, 2003, in addition to the properties that were subsequently disposed of as discussed in Note 19, the Company had entered into separate agreements to dispose of twenty-three multifamily properties containing 6,426 units to unaffiliated parties.  The Company expects a combined disposition price of approximately $341.8 million.

The closings of these pending transactions are subject to certain contingencies and conditions, therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

7.                                      Investments in Unconsolidated Entities

The Company has co-invested in various properties with unrelated third parties.  The following table summarizes the Company’s investments in unconsolidated entities as of June 30, 2003 (amounts in thousands except for project and unit amounts):

	Institutional Joint Ventures	Stabilized Development Projects (1)	Projects Under Development		Lexford/ Other	Totals

Total projects	45	10	18		22	95	(2)

Total units	10,846	3,349	4,799		2,704	21,698	(2)

Company’s percentage share of outstanding debt	25.0%	100.0%	100.0%		11.1%

Company’s share of outstanding debt (4)	$121,200	$252,101	$581,422	(3)	$5,361	$960,084

(1)                The Company determines a project to be stabilized once it has maintained an average physical occupancy of 90% or more for a three-month period.

(2)                Includes eleven projects under development containing 2,827 units, which are not included in the Company’s property/unit counts at June 30, 2003.   Totals exclude Fort Lewis Military Housing consisting of one property and 3,799 units, which is not accounted for under the equity method of accounting.  The Fort Lewis Military Housing is included in the Company’s property/unit counts at June 30, 2003.

(3)                A total of $790.5 million is available for funding under this construction debt, of which $581.4 million was funded and outstanding at June 30, 2003.

(4)                As of August 8, 2003, the Company has funded $51.0 million as additional collateral on selected debt (see Note 8).  All remaining debt is non-recourse to the Company.

Investments in unconsolidated entities include the Unconsolidated Properties as well as various development properties under construction or pending construction.  These investments are accounted for utilizing the equity method of accounting.  Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheets and after the project is completed, the consolidated statements of operations include the Company’s share of net income or loss from the unconsolidated entity.  Prior to the project being completed, the Company capitalizes interest on its equity contribution in accordance with the provisions of SFAS No. 58, Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method.  During the six months ended June 30, 2003 and 2002, the Company capitalized $10.9 million and $8.0 million, respectively, in interest cost related to its unconsolidated development projects (which reduced interest expense incurred in the consolidated statements of operations).

The Company generally contributes between 25% and 35% of the project cost of the unconsolidated projects under development, with the remaining cost financed through third-party construction mortgages.

See Note 2 for further discussion regarding the adoption of FIN No. 46 and its effect on the Company’s unconsolidated development projects.

8.                                      Deposits - Restricted

As of June 30, 2003, deposits-restricted totaled $280.9 million and primarily included the following:

•                  Deposits in the amount of $51.0 million held in third party escrow accounts to provide collateral for third party construction financing in connection with unconsolidated development projects;

•                  Approximately $163.1 million in tax-deferred (1031) exchange proceeds; and

•                  Approximately $66.8 million for resident security, utility, and other deposits.

9.                                      Mortgage Notes Payable

As of June 30, 2003, the Company had outstanding mortgage indebtedness of approximately $2.9 billion.

During the six months ended June 30, 2003, the Company:

•                  Repaid $178.1 million of mortgage loans;

•                  Assumed $61.5 million of mortgage debt on certain properties in connection with their acquisitions and/or consolidation;

•                  Obtained $48.7 million of mortgage loans on certain properties; and

•                  Relinquished $9.1 million of mortgage debt assumed by the purchaser in connection with the disposition of certain properties.

As of June 30, 2003, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through October 1, 2033.  At June 30, 2003, the interest rate range on the Company’s mortgage debt was 0.90% to 12.465%.  During the six months ended June 30, 2003, the weighted average interest rate on the Company’s mortgage debt was 5.96%.

10.                               Notes

As of June 30, 2003, the Company had outstanding unsecured notes of approximately $2.9 billion net of a $6.8 million discount and including a $7.9 million premium.

On June 5, 2003, the Operating Partnership filed a Form S-3 registration statement with the SEC to register $2.0 billion of debt securities.  The SEC declared this registration statement effective on June 11, 2003.  In addition, the Operating Partnership carried over $280.0 million related to the registration statement effective on September 8, 2000.  As of June 30, 2003, $2.28 billion remained available for issuance under this registration statement.

During the six months ended June 30, 2003, the Company:

•                  Issued $400.0 million of ten-year 5.20% fixed–rate public notes, receiving net proceeds of $397.5 million.

As of June 30, 2003, scheduled maturities for the Company’s outstanding notes were at various dates through 2029.  At June 30, 2003, the interest rate range on the Company’s notes was 4.75% to 7.75%. During the six months ended June 30, 2003, the weighted average interest rate on the Company’s notes was 6.52%.

11.                               Line of Credit

The Company has a revolving credit facility with potential borrowings of up to $700.0 million.  As of June 30, 2003, no amounts were outstanding and $50.2 million was restricted (dedicated to support letters of credit and not available for borrowing) on the line of credit.  During the six months ended June 30, 2003, the weighted average interest rate was 1.85%.  EQR has guaranteed the Operating Partnership’s line of credit up to the maximum amount and for the full term of the facility.

12.                               Derivative Instruments

The following table summarizes the consolidated derivative instruments at June 30, 2003 (dollar amounts are in thousands):

	Cash Flow Hedges	Fair Value Hedges	Forward Starting Swaps	Interest Rate Caps	Offsetting Receive Floating Swaps/Caps	Offsetting Pay Floating Swaps/Caps
Current Notional Balance	$400,000	$120,000	$150,000	$37,000	$255,120	$255,120
Lowest Possible Notional	$400,000	$120,000	$150,000	$37,000	$251,410	$251,410
Highest Possible Notional	$400,000	$120,000	$150,000	$37,000	$431,444	$431,444
Lowest Interest Rate	3.65%	7.25%	4.34%	6.50%	4.53%	4.46%
Highest Interest Rate	5.81%	7.25%	4.48%	6.50%	6.00%	6.00%
Earliest Maturity Date	2003	2005	2014	2004	2003	2003
Latest Maturity Date	2005	2005	2014	2004	2007	2007
Estimated Asset (Liability) Fair Value	$(9,771)	$8,877	$(2,413)	$—	$(1,136)	$1,096

During the six months ended June 30, 2003, the Company paid approximately $13.0 million to terminate eight forward starting interest rate swaps in conjunction with the issuance of $400.0 million of ten-year unsecured notes.  The $13.0 million payment has been deferred and will be recognized as additional interest expense over the ten-year life of the unsecured notes.

At June 30, 2003, certain unconsolidated development partnerships in which the Company invested had entered into swaps to hedge the interest rate risk exposure on unconsolidated floating rate construction mortgage loans.  The Company has recorded its proportionate share of these hedges on its consolidated balance sheets.  These swaps have been designated as cash flow hedges with a current aggregate notional amount of $338.2 million (notional amounts range from $77.1 million to $391.2 million over the terms of the swaps) at interest rates ranging from 1.78% to 6.94% maturing at various dates ranging from 2003 to 2005 with a net liability fair value of $10.4 million.  During the six months ended June 30, 2003, the Company recognized an unrealized gain of $0.8 million due to ineffectiveness of certain of these unconsolidated development derivatives (included in income from investments in unconsolidated entities).

On June 30, 2003, the net derivative instruments were reported at their fair value as other liabilities of approximately $3.3 million and as a reduction to investments in unconsolidated entities of approximately $10.4 million.  As of June 30, 2003, there were approximately $39.0 million in deferred losses, net, included in accumulated other comprehensive loss.  Based on the estimated fair values of the net derivative instruments at June 30, 2003, the Company may recognize an estimated $14.8 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending June 30, 2004, of which $7.3 million is related to the unconsolidated development partnerships.

13.                               Calculation of Net Income Per Weighted Average Common Share

The following tables set forth the computation of net income per share – basic and net income per share – diluted:

	Six Months Ended June 30,		Quarter Ended June 30,
	2003	2002	2003	2002
	(Amounts in thousands except per share amounts)

Numerator:
Income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities, discontinued operations and preferred distributions	$142,992	$171,173	$73,621	$85,202

Allocation to Minority Interests:
Operating Partnership	(18,281)	(13,784)	(9,171)	(7,343)
Partially Owned Properties	(243)	(1,325)	(128)	(519)
Income (loss) from investments in unconsolidated entities	(1,744)	233	(1,851)	7
Net gain (loss) on sales of unconsolidated entities	4,675	5,246	3,463	(411)
Preferred distributions	(48,417)	(48,781)	(24,237)	(24,256)
Income from continuing operations available to Common Shares	78,982	112,762	41,697	52,680

Net gain on sales of discontinued operations	140,992	28,446	70,320	25,630
Discontinued operations, net	3,347	24,186	137	10,731
Numerator for net income per share – basic	223,321	165,394	112,154	89,041

Effect of dilutive securities:
Allocation to Minority Interests – Operating Partnership	18,281	13,784	9,171	7,343
Distributions on convertible preferred shares/units	2,425	—	1,211	22
Numerator for net income per share – diluted	$244,027	$179,178	$122,536	$96,406

	Six Months Ended June 30,		Quarter Ended June 30,
	2003	2002	2003	2002
	(Amounts in thousands except per share amounts)
Denominator:
Denominator for net income per share – basic	271,031	272,126	271,380	273,146

Effect of dilutive securities:
OP Units	22,294	22,831	22,316	22,653
Convertible preferred shares/units	3,136	—	3,133	75
Share options/restricted shares	1,944	3,465	2,388	3,620
Denominator for net income per share – diluted	298,405	298,422	299,217	299,494

Net income per share – basic	$0.82	$0.61	$0.41	$0.33

Net income per share – diluted	$0.82	$0.60	$0.41	$0.32

Net income per share – basic (1):
Income from continuing operations available to Common Shares	$0.33	$0.43	$0.17	$0.20
Net gain on sales of discontinued operations	0.48	0.10	0.24	0.09
Discontinued operations, net	0.01	0.08	—	0.04
Net income per share – basic	$0.82	$0.61	$0.41	$0.33

Net income per share – diluted:
Income from continuing operations available to Common Shares	$0.34	$0.43	$0.17	$0.20
Net gain on sales of discontinued operations	0.47	0.09	0.24	0.08
Discontinued operations, net	0.01	0.08	—	0.04
Net income per share – diluted	$0.82	$0.60	$0.41	$0.32

(1)          All net income per share – basic amounts have been calculated considering an allocation for Minority Interests.  The following amounts were used in the calculation of the individual components of net income per share – basic for the periods presented (all amounts are net of an allocation of Minority Interests in the Operating Partnership):

	Six Months Ended June 30,		Quarter Ended June 30,
	2003	2002	2003	2002
	(Amounts in thousands)
Income from continuing operations available to Common Shares	$89,908	$116,809	$47,023	$55,451
Net gain on sales of discontinued operations	130,319	26,259	65,004	23,677
Discontinued operations, net	3,094	22,326	127	9,913

Numerator for net income per share – basic	$223,321	$165,394	$112,154	$89,041

Convertible preferred share/units that could be converted into 11,807,095 and 15,648,034 weighted average Common Shares for the six months ended June 30, 2003 and 2002, respectively, and 11,807,095 and 15,369,255 weighted average Common Shares for the quarters ended June 30, 2003 and 2002, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

14.                               Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all wholly owned assets disposed of on or after January 1, 2002 (the date of adoption of SFAS No. 144).

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during the six months and quarters ended

June 30, 2003 and 2002, including the following:

•                  The Wholly Owned Properties sold during 2003 (see Note 5); and

•                  The Wholly Owned Properties and the furniture rental business sold during 2002.

	Six Months Ended June 30,		Quarter Ended June 30,
	2003	2002	2003	2002
	(Amounts in thousands)
REVENUES
Rental income	$23,112	$70,045	$7,429	$33,125
Interest and other income	122	17	109	5
Furniture income	—	1,361	—	(4)
Total revenues	23,234	71,423	7,538	33,126

EXPENSES (1)
Property and maintenance	10,643	20,270	4,239	10,289
Real estate taxes and insurance	2,631	7,424	936	3,409
Property management	112	83	62	43
Depreciation	5,810	16,162	1,919	7,614
Interest:
Expense incurred, net	685	1,969	244	1,027
Amortization of deferred financing costs	6	26	1	13
Furniture expenses	—	1,303	—	—
Total expenses	19,887	47,237	7,401	22,395

Discontinued operations, net	$3,347	$24,186	$137	$10,731

(1)             Includes expenses paid in the current period for Wholly Owned Properties sold in prior periods related to the Company’s period of ownership.

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

SFAS No. 148 provides three transition methods for entities that adopt the fair value recognition provisions of SFAS No. 123.  The Company has chosen to use the “Prospective Method”.  This method requires that companies apply the recognition provisions of SFAS No. 123 to only employee awards granted or modified after the beginning of the fiscal year in which the recognition provisions are first applied, or January 1, 2003.  Compensation expense under all of the Company’s plans is generally recognized over periods ranging from three months to five years.  Therefore, the cost related to stock-based employee compensation included in the determination of net income for the six months and quarter ended June 30, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period presented:

	Six Months Ended June 30,		Quarter Ended June 30,
	2003	2002	2003	2002
	(Amounts in thousands except per share amounts )

Net income available to Common Shares – as reported	$223,321	$165,394	$112,154	$89,041
Add: Stock-based employee compensation expense included in reported net income:
Restricted/performance shares	5,246	9,912	2,912	4,828
Share options (1)	2,014	—	307	—
ESPP discount	805	—	315	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards:
Restricted/performance shares	(5,246)	(9,912)	(2,912)	(4,828)
Share options (1)	(4,165)	(3,051)	(1,266)	(1,524)
ESPP discount	(805)	(925)	(315)	(267)
Net income available to Common Shares – pro forma	$221,170	$161,418	$111,195	$87,250
Earnings per share:
Basic – as reported	$0.82	$0.61	$0.41	$0.33
Basic – pro forma	$0.82	$0.59	$0.41	$0.32
Diluted – as reported	$0.82	$0.60	$0.41	$0.32
Diluted – pro forma	$0.81	$0.59	$0.41	$0.32

(1)       Share options for the six months ended June 30, 2003 included $1.4 million of expense recognition related to options granted in the first quarter of 2003 to the Company’s former chief executive officer.  These options vested immediately upon grant.

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

As of June 30, 2003, the Company has 18 projects in various stages of development with estimated completion dates ranging through December 31, 2004.  The Company expects to fund approximately $5.6 million in connection with these properties during the remainder of 2003 and in 2004.  The three development agreements currently in place have the following key terms:

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

In connection with one of its mergers, the Company provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project.  As of June 30, 2003, this enhancement was still in effect at a commitment amount of $12.7 million.

17.                               Asset Impairment

For both the six months ended June 30, 2003 and 2002, the Company recorded approximately $0.6 million of asset impairment charges related to its technology investments.  These charges were the result of a review of the existing investments reflected on the consolidated balance sheet.  These impairment losses are reflected on the consolidated statements of operations in total expenses and include the write-down of assets classified as other assets.

18.                               Reportable Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management.  Senior management decides how resources are allocated and assesses performance on a monthly basis.

The Company’s primary business is owning, managing, and operating multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents and includes Equity Corporate Housing (“ECH”).  Senior management evaluates the performance of each of our apartment communities on an individual basis, however, each of our apartment communities has similar economic characteristics, residents, and products and services so they have been aggregated into one reportable segment.  The Company’s rental real estate segment comprises approximately 98.4% and 98.6% of total revenues for the six months ended June 30, 2003 and 2002, respectively, and approximately 98.1% and 98.4% of total revenues for the quarters ended June 30, 2003 and 2002, respectively.  The Company’s rental real estate segment comprises approximately 99.8% and 99.7% of total assets at June 30, 2003 and December 31, 2002, respectively.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying statements of operations).  The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities.  Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance.  NOI from our rental real estate totaled approximately $551.5 million and $576.3 million for the six months ended June 30, 2003 and 2002, respectively, and approximately $277.9 million and $289.6 million for the quarters ended June 30, 2003 and 2002, respectively.

During the acquisition, development and/or disposition of real estate, the Company considers its NOI return on total investment as the primary measure of financial performance.

The Company’s fee and asset management activity is immaterial and does not meet the threshold requirements of a reportable segment as provided for in SFAS No. 131.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the six months ended June 30, 2003 or 2002.

19.                               Subsequent Events/Other

Subsequent to June 30, 2003 and through August 8, 2003, the Company:

•                  Acquired one property consisting of 200 units for approximately $27.0 million;

•                  Disposed of three properties and various individual condominium units consisting of 592 units for approximately $43.7 million;

•                  Assumed $0.8 million of mortgage debt on one property in connection with its consolidation;

•                  Repaid $10.9 million of mortgage debt at/or prior to maturity; and

•                  Relinquished $15.7 million of mortgage debt assumed by the purchaser in connection with the disposition of certain properties.

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

Results of Operations

The following table summarizes the number of properties and related units for the periods presented:

	Properties	Units	Purchase / Sale Price $ Millions
At December 31, 2001	1,076	224,801
Q1/Q2 2002 Acquisitions	7	1,983	$166.5
Ft. Lewis Joint Venture	1	3,652
Q1/Q2 2002 Dispositions	(23)	(3,654)	$197.2
Q1/Q2 2002 Completed Developments	4	1,181
At June 30, 2002	1,065	227,963
Q3/Q4 2002 Acquisitions	5	1,651	$123.4
Q3/Q4 2002 Dispositions	(35)	(7,059)	$349.0
Q3/Q4 2002 Completed Developments	4	1,020
Q3/Q4 2002 Unit Configuration Changes	—	16
At December 31, 2002	1,039	223,591
Q1/Q2 2003 Acquisitions	6	1,958	$277.7
Q1/Q2 2003 Dispositions	(44)	(10,308)	$498.4
Q1/Q2 2003 Completed Developments	4	1,274
Q1/Q2 2003 Unit Configuration Changes	—	129
At June 30, 2003	1,005	216,644

Significant changes in revenues between the six months and quarters presented have resulted primarily from reduced rental income through increased concessions or reduced apartment rents and occupancy at many of our properties.  Significant changes in expenses have resulted from increases in property and maintenance expenses including payroll, maintenance, building, utilities and leasing and advertising as well as real estate taxes, partially offset by decreases in property management expenses.  In addition, the Company’s acquisition, disposition and completed development activity has impacted overall results of operations for the six months and quarters ended June 30, 2003 and 2002.  These changes are discussed in greater detail in the following paragraphs.

Properties that the Company owned for the entire six month periods ended June 30, 2003 as well as June 30, 2002 (the “Six-Month 2003 Same Store Properties”), which represented 185,329 units and properties that the Company owned for all of both the quarters ended June 30, 2003 and June 30, 2002 (the “Second Quarter 2003 Same Store Properties”), which represented 185,697 units, also impacted the Company’s results of operations.  Both the Six-Month 2003 Same Store Properties and Second Quarter 2003 Same Store Properties are discussed in the following paragraphs.

Comparison of the six months ended June 30, 2003 to the six months ended June 30, 2002

For the six months ended June 30, 2003, income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities and discontinued operations decreased by approximately $28.2 million when compared to the six months ended June 30, 2002.

Revenues from the Six-Month 2003 Same Store Properties decreased primarily as a result of lower overall physical occupancy, increased concessions and lower rental rates charged to both new and renewal residents.  Property operating expenses from the Six-Month 2003 Same Store Properties increased mainly due to higher payroll, maintenance, utility and building costs.  The following tables provide comparative revenue, expense, net operating income (“NOI”) and weighted average occupancy for the Six-Month 2003 Same Store Properties (NOI represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense):

June YTD 2003 vs. June YTD 2002

YTD over YTD Same-Store Results

$ in Millions – 185,329 Same-Store Units

Description	Revenues	Expenses	NOI

YTD 2003	$874.9	$344.6	$530.3
YTD 2002	$904.2	$324.2	$580.0
Change	$(29.3)	$20.4	$(49.7)
Change	(3.2)%	6.3%	(8.6)%

Same-Store Occupancy Statistics

YTD 2003	92.8%
YTD 2002	94.1%
Change	(1.3)%

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

For properties that the Company acquired prior to January 1, 2002 and expects to continue to own through December 31, 2003, the Company anticipates the following operating results for the full year ending December 31, 2003:

2003 Same-Store Operating Assumptions

Physical Occupancy	93.0%
Revenue Change	(3.5%) to (1.2%)
Expense Change	2.8% to 5.2%
NOI Change	(9.2%) to (3.7%)
Dispositions	$700.0 million

These 2003 operating assumptions are based on current expectations and are forward-looking.

Rental income from properties other than Six-Month 2003 Same Store Properties increased by approximately $22.3 million primarily as a result of revenue from properties acquired in 2002 and 2003 and additional Partially Owned Properties consolidated in the fourth quarter of 2002.

Interest and other income decreased by approximately $2.2 million, primarily as a result of lower interest rates being earned on short-term investment accounts along with lower balances on deposit in escrow related accounts.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to third party management companies.  These expenses decreased by approximately $5.5 million or 14.5%.  This decrease is primarily attributable to a reversal of a profit sharing accrual in the first quarter of 2003 related to the 2002 calendar year as the Company didn’t achieve its stated goals and management elected not to make a discretionary contribution to the plan.  In addition, the Company recorded lower expense in connection with granting less restricted shares and the anticipated 401(k) match to its employees during the first six months of 2003 and no accrued expense related to 2003 profit sharing.

Fee and asset management revenues, net of fee and asset management expenses, increased by $3.6 million primarily as a result of additional income allocated from Ft. Lewis for 2002 activity and received in May 2003.  As of June 30, 2003 and 2002, the Company managed 19,011 units and 20,142 units, respectively, for third parties and unconsolidated entities.

Interest expense, including amortization of deferred financing costs, decreased approximately $5.9 million primarily due to lower variable interest rates.  During the six months ended June 30, 2003, the Company capitalized interest costs of approximately $10.9 million as compared to $12.3 million for the six months ended June 30, 2002.  This capitalization of interest primarily related to equity investments in unconsolidated entities engaged in development activities.  The effective interest cost on all indebtedness for the six months ended June 30, 2003 was 6.40% as compared to 6.63% for the six months ended June 30, 2002.

General and administrative expenses, which include corporate operating expenses, decreased approximately $2.2 million between the periods under comparison.  This decrease was primarily due to lower expenses recorded in connection with granting less restricted shares to employees during the first six months of 2003 offset by approximately a $2.1 million increase related to the Company’s decision to expense its stock based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148).  In addition, lower state income and franchise taxes also contributed to this decrease.

The Company recorded impairment charges on its technology investments of approximately $0.6 million for both the six months ended June 30, 2003 and 2002.  See Note 17 in the Notes to Consolidated Financial Statements for further discussion.

Income (loss) from investments in unconsolidated entities decreased approximately $2.0 million between the periods under comparison.  This decrease is primarily the result of increased operating losses from equity investments partially offset by unrealized gains on derivative instruments.

Net gain on sales of discontinued operations increased approximately $112.5 million between the periods under comparison.  This increase is primarily the result of a greater number of properties sold during the six months ended June 30, 2003, as well as the fact that several properties were more fully depreciated.

Discontinued operations, net, decreased approximately $20.8 million between the periods under comparison.  See Note 14 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the quarter ended June 30, 2003 to the quarter ended June 30, 2002

For the quarter ended June 30, 2003, income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities and discontinued operations decreased by approximately $11.6 million when compared to the quarter ended June 30, 2002.

Revenues from the Second Quarter 2003 Same Store Properties decreased primarily as a result of lower overall physical occupancy, increased concessions and lower rental rates charged to both new and renewal residents.  Property operating expenses from the Second Quarter 2003 Same Store Properties increased mainly due to higher payroll, maintenance, utility, building and leasing and advertising costs.  The following tables provide comparative revenue, expense, NOI and weighted average occupancy for the Second Quarter 2003 Same Store Properties:

Second Quarter 2003 vs. Second Quarter 2002

Quarter over Quarter Same-Store Results

$ in Millions – 185,697 Same-Store Units

Description	Revenues	Expenses	NOI

Q2 2003	$438.4	$173.5	$264.9
Q2 2002	$451.9	$164.8	$287.1
Change	$(13.5)	$8.7	$(22.2)
Change	(3.0)%	5.3%	(7.7)%

Same-Store Occupancy Statistics

Q2 2003	93.0%
Q2 2002	94.1%
Change	(1.1)%

Rental income from properties other than Second Quarter 2003 Same Store Properties increased by approximately $11.1 million primarily as a result of revenue from properties acquired in 2002 and 2003 and additional Partially Owned Properties consolidated in the fourth quarter of 2002.

Interest and other income decreased by approximately $1.4 million, primarily as a result of a $0.7 million one-time financing fee related to the Fort Lewis loan closing in the second quarter of 2002.  In addition, lower interest rates being earned on short-term investment accounts along with lower balances on deposit in escrow related accounts also contributed to this decrease.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to third party management companies.  These expenses decreased by approximately $1.9 million or 10.3%.  The Company recorded lower expense in connection with granting less restricted shares and the anticipated 401(k) match to its employees during the first six months of 2003 and no accrued expense related to 2003 profit sharing.

Fee and asset management revenues, net of fee and asset management expenses, increased by $2.7 million primarily as a result of additional income allocated from Ft. Lewis for 2002 activity and received in May 2003.  As of June 30, 2003 and 2002, the Company managed 19,011 units and 20,142 units, respectively, for third parties and unconsolidated entities.

Interest expense, including amortization of deferred financing costs, decreased approximately $2.4 million primarily due to lower variable interest rates.  During the quarter ended June 30, 2003, the Company capitalized interest costs of approximately $5.5 million as compared to $6.4 million for the quarter ended June 30, 2002.  This capitalization of interest primarily related to equity investments in unconsolidated entities engaged in development activities.  The effective interest cost on all indebtedness for the quarter ended June 30, 2003 was 6.40% as compared to 6.75% for the quarter ended June 30, 2002.

General and administrative expenses, which include corporate operating expenses, decreased approximately $2.6 million between the periods under comparison.  This decrease was primarily due to lower expenses recorded in connection with granting less restricted shares to employees and lower accrued expenses related to deferred compensation during the quarter ended June 30, 2003 offset by a $0.3 million increase related to the Company’s decision to expense its stock based compensation.  In addition, lower state income and franchise taxes also contributed to this decrease.

The Company recorded impairment charges on its technology investments of approximately $0.3 million for both quarters presented.  See Note 17 in the Notes to Consolidated Financial Statements for

further discussion.

Income (loss) from investments in unconsolidated entities decreased approximately $1.9 million between the periods under comparison.  This decrease is primarily the result of increased operating losses on equity investments.

Net gain on sales of discontinued operations increased approximately $44.7 million between the periods under comparison.  This increase is primarily the result of a greater number of properties sold during the quarter ended June 30, 2003, as well as the fact that several properties were more fully depreciated.

Discontinued operations, net, decreased approximately $10.6 million between the periods under comparison.  See Note 14 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

As of January 1, 2003, the Company had approximately $29.9 million of cash and cash equivalents and $499.2 million available under its line of credit (net of $60.8 million which was restricted/dedicated to support letters of credit and not available for borrowing).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at June 30, 2003 was approximately $243.8 million and the amount available on the Company’s line of credit was $649.8 million (net of $50.2 million which was restricted/dedicated to support letters of credit and not available for borrowing).

Part of the Company’s acquisition and development funding strategy and the funding of investments in various unconsolidated entities is to utilize its line of credit and to subsequently repay the line of credit from the disposition of properties, retained cash flows or the issuance of additional equity or debt securities.  Continuing to utilize this strategy during the six months ended June 30, 2003, the Company:

•                  Disposed of forty-four properties (including two Unconsolidated Properties) and received net proceeds of approximately $481.8 million;

•                  Issued $400.0 million of 5.20% fixed rate unsecured debt receiving net proceeds of $397.5 million;

•                  Issued $150.0 million of 6.48% Series N Cumulative Redeemable Preferred Shares and received net proceeds of $145.3 million;

•                  Obtained $48.7 million in new mortgage financing; and

•                  Issued approximately 0.9 million Common Shares and received net proceeds of $17.9 million.

All of these proceeds were primarily utilized to:

•                  Purchase additional properties;

•                  Repay mortgage indebtedness on selected properties;

•                  Repay the line of credit; and

•                  Redeem the Series L Preferred Shares;

During the six months ended June 30, 2003, the Company:

•                  Acquired six properties, and two additional units at an existing property, utilizing cash of $243.0 million;

•                  Repaid $178.1 million of mortgage loans;

•                  Repaid $140.0 million on its line of credit; and

•                  Redeemed $100.0 million of 7.625% Series L Cumulative Redeemable Preferred Shares at its

           liquidation value.

Depending on its analysis of market prices, economic conditions, and other opportunities for the investment of available capital, the Company may repurchase up to an additional $85.0 million of its Common Shares pursuant to its existing share buyback program authorized by the Board of Trustees.  The Company did not repurchase any of its Common Shares during the six months ended June 30, 2003.

The Company’s total debt summary and debt maturity schedule as of June 30, 2003, are as follows:

Debt Summary

	As of 6/30/03 $Millions*	For the Six Months Ended 6/30/03 Weighted Average Rate*
Secured	$2,851	5.96%
Unsecured	2,854	6.38%
Total	$5,705	6.17%

Fixed Rate	$5,073	6.67%
Floating Rate	632	2.66%
Total	$5,705	6.17%

Above Totals Include:
Tax Exempt:
Fixed	$533	4.28%
Floating	439	2.13%
Total	$972	3.31%

Unsecured Revolving Credit Facility	$—	1.85%

* Net of the effect of any derivative instruments.

Debt Maturity Schedule as of June 30, 2003

Year	$ Millions	% of Total
2003	$250	4.4%
2004	654	11.5%
2005*	606	10.6%
2006	490	8.6%
2007	298	5.2%
2008	503	8.8%
2009	248	4.3%
2010	198	3.5%
2011	691	12.1%
2012+	1,767	31.0%
Total	$5,705	100.0%

* Includes $300 million of unsecured debt with a final maturity of 2015 that is putable/callable in 2005.

On June 5, 2003, the Operating Partnership filed a Form S-3 registration statement with the SEC to register $2.0 billion of debt securities.  The SEC declared this registration statement effective on June 11, 2003.  In addition, the Operating Partnership carried over $280.0 million related to the registration statement effective on September 8, 2000.  As of June 30, 2003, $2.28 billion remained available for issuance under this registration statement.

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of June 30, 2003 is presented in the following table.  The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all OP Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange; (ii) the “Common Share Equivalent” of all convertible preferred shares and preference interests/units; and (iii) the liquidation value of all perpetual preferred shares and preference interests outstanding.

Capitalization as of June 30, 2003

Total Debt		$5,704,691,089
Common Shares & OP Units	295,472,629
Common Share Equivalents (see below)	14,922,693
Total Outstanding at quarter-end	310,395,322
Common Share Price at June 30, 2003	$25.95
		8,054,758,606
Perpetual Preferred Shares Liquidation Value		615,000,000
Perpetual Preference Interests Liquidation Value		211,500,000
Total Market Capitalization		$14,585,949,695

Debt/Total Market Capitalization		39%

Convertible Preferred Shares, Preference Interests and Junior Preference Units
as of June 30, 2003

	Shares/Units	Conversion Ratio	Common Share Equivalents
Preferred Shares:
Series E	2,525,464	1.1128	2,810,336
Series G	1,264,692	8.5360	10,795,408
Series H	51,228	1.4480	74,178
Preference Interests:
Series H	190,000	1.5108	287,052
Series I	270,000	1.4542	392,634
Series J	230,000	1.4108	324,484
Junior Preference Units:
Series A	56,616	4.081600	231,084
Series B	7,367	1.020408	7,517

Total			14,922,693

The Company’s policy is to maintain a ratio of consolidated debt-to-total market capitalization of less than 50%.

From July 1, 2003 through August 8, 2003, the Company:

•                  Acquired one property consisting of 200 units for approximately $27.0 million;

•                  Disposed of three properties and various individual condominium units consisting of 592 units for approximately $43.7 million;

•                  Assumed $0.8 million of mortgage debt on one property in connection with its consolidation;

•                  Repaid $10.9 million of mortgage debt at/or prior to maturity; and

•                  Relinquished $15.7 million of mortgage debt assumed by the purchaser in connection with the disposition of certain properties.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2003, the Company has 18 projects in various stages of development with estimated completion dates ranging through December 31, 2004.  The three development agreements currently in place have the following key terms:

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

In connection with one of its mergers, the Company provided a credit enhancement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project.  As of August 8, 2003, this enhancement was still in effect at a commitment amount of $12.7 million.

As of August 8, 2003, the Company has a commitment to fund $5.9 million to Constellation Real Technologies, LLC, a real estate technology company.

See also Note 2 and Note 7 and the third paragraph of Note 16 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in unconsolidated entities.

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

For the six months ended June 30, 2003, our actual improvements to real estate totaled approximately $76.8 million.  This includes the following detail (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate
For the Six Months Ended June 30, 2003

	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit

Established Properties (2)	175,480	$27,299	$156	$35,401	$201	$62,700	$357
New Acquisition Properties (3)	10,683	979	105	2,564	274	3,543	379
Other (4)	7,811	4,299		6,279		10,578
Total	193,974	$32,577		$44,244		$76,821

(1)                      Total units exclude 22,670 unconsolidated units.

(2)                      Wholly Owned Properties acquired prior to January 1, 2001.

(3)                      Wholly Owned Properties acquired during 2001, 2002 and 2003.  Per unit amounts are based on a weighted average of 9,351 units.

(4)                      Includes properties either Partially Owned or sold during the period, commercial space and condominium conversions.

We anticipate capitalizing annually an average of approximately $640 to $680 per unit for replacements and building improvements to our established properties.  The Company expects to fund approximately $60.0 million for capital expenditures for replacements and building improvements for all consolidated properties for the remainder of 2003.

During the six months ended June 30, 2003, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, was approximately $1.6 million.  The Company expects to fund approximately $2.4 million in total additions to non-real estate property for the remainder of 2003.

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

See Note 12 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at June 30, 2003.

Other

Minority Interests as of June 30, 2003 decreased by $3.2 million when compared to December 31, 2002.  The primary factors that impacted this account in the Company’s consolidated statements of operations and balance sheets during the six months ended June 30, 2003 were:

•                  Distributions declared to Minority Interests, which amounted to $19.3 million (excluding Junior Preference Unit and Preference Interest distributions);

•                  The allocation of income from operations to holders of OP Units in the amount of $18.3 million;

•                  The allocation of income from operations to Partially Owned Properties in the amount of $0.2 million;

•                  The issuance of 159,427 OP Units to various limited partners at an average price of $27.48 per unit;

•                  The issuance of Common Shares; and

•                  The conversion of OP Units into Common Shares.

Total distributions paid in July 2003 amounted to $143.9 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the second quarter ended June 30, 2003.

The Company expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its line of credit.  The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions.  The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties.  In addition, the Company has certain unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit.

The Company has a revolving credit facility with potential borrowings of up to $700.0 million.  This facility matures in May 2005 and will be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements.  As of August 8, 2003, no amounts were outstanding under this facility.

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

Fair Value of Financial Instruments, Including Derivative Instruments

The valuation of financial instruments under SFAS No. 107 and SFAS No. 133 and its amendments (SFAS Nos. 137/138/149) requires the Company to make estimates and judgments that affect the fair value of the instruments.  The Company, where possible, bases the fair values of its financial instruments, including its derivative instruments, on listed market prices and third party quotes. Where these are not available, the Company bases its estimates on other factors relevant to the financial instruments.

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

SFAS No. 148 provides three transition methods for entities that adopt the fair value recognition provisions of SFAS No. 123.  The Company has chosen to use the “Prospective Method”.  This method requires that companies apply the recognition provisions of SFAS No. 123 to only employee awards granted or modified after the beginning of the fiscal year in which the recognition provisions are first applied, or January 1, 2003.  Compensation expense under all of the Company’s plans is generally recognized over periods ranging from three months to five years.  Therefore, the cost related to stock-based employee compensation included in the determination of net income for the six months and quarter ended June 30, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.  See Note 15 in the Notes to Consolidated Financial Statements for further discussion and comparative information regarding application of the fair value method to all outstanding employee awards.

Funds From Operations

For the six months ended June 30, 2003, Funds From Operations (“FFO”) available to Common Shares and OP Units decreased $44.1 million, or 11.6%, as compared to the six months ended June 30, 2002.

For the quarter ended June 30, 2003, FFO available to Common Shares and OP Units decreased  $20.7 million, or 10.9%, as compared to the quarter ended June 30, 2002.

The following is a reconciliation of net income available to Common Shares to FFO available to Common Shares and OP Units for the six months and quarters ended June 30, 2003 and 2002:

Funds From Operations
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2003	2002	2003	2002
Net income available to Common Shares	$223,321	$165,394	$112,154	$89,041
Net income allocation to Minority Interests – Operating Partnership	18,281	13,784	9,171	7,343
Adjustments:
Depreciation	231,582	218,684	116,555	110,464
Depreciation – Non-real estate additions	(4,598)	(4,573)	(2,323)	(2,596)
Depreciation – Partially Owned Properties	(4,116)	(3,751)	(2,077)	(1,880)
Depreciation – Unconsolidated Properties	10,150	8,905	4,955	4,415
Net (gain) loss on sales of unconsolidated entities	(4,675)	(5,246)	(3,463)	411
Discontinued Operations:
Depreciation	5,810	16,162	1,919	7,614
Net gain on sales of depreciable property	(138,105)	(27,576)	(67,876)	(25,099)

FFO available to Common Shares and OP Units – basic (1)(2)	$337,650	$381,783	$169,015	$189,713

(1)       The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) (April 2002 White Paper) as net income (computed in accordance with accounting principles generally accepted in the United States), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.  The April 2002 White Paper states that gain or loss on sales of property is excluded from FFO for previously depreciated operating properties only.  Once the Company commences the conversion of units to condominiums, it simultaneously discontinues depreciation of such property.  Accordingly, the Company included in FFO its incremental gains or losses from the sale of condominium units to third parties, which represented net gains of $2,887 and $870 for the six months ended June 30, 2003 and 2002, respectively, and $2,444 and $531 for the quarters ended June 30, 2003 and 2002, respectively.

(2)       The Company believes that FFO is helpful to investors as a supplemental measure of the operating performance of a real estate company because it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures.  FFO in and of itself does not represent net income or net cash flows from operating activities in accordance with GAAP.  Therefore, FFO should not be exclusively considered as an alternative to net income or to net cash flows from operating activities as determined by GAAP or as a measure of liquidity.  The Company’s calculation of FFO may differ from other real estate companies due to variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.

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

Item 4. Disclosure Controls and Procedures

Effective as of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information.  During the fiscal quarter ended June 30, 2003, there were no changes to the internal controls over financial reporting of the Company identified in connection with the Company’s evaluation or otherwise that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.                        OTHER INFORMATION

Item 1.           Legal Proceedings

There have been no new or significant developments related to the legal proceedings that were discussed in Part I, Item III of the Company’s Form 10-K for the year ended December 31, 2002.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 30, 2003.  Shareholders holding 246,033,712 Common Shares (being the only class of shares entitled to vote at the meeting), or 90.29% of the Company’s issued and outstanding Common Shares as of the record date for the meeting, attended the meeting or were represented by proxy.  The Company’s shareholders voted on three proposals presented at the meeting and all three received the requisite number of votes to pass.  The results of the shareholders’ votes on each of the three proposals are as follows:

Proposal I — Election of the following trustees to annual terms expiring in 2004.  One of the nominees, Douglas Crocker II, resigned from the Board of Trustees on April 29, 2003, and therefore did not stand for re-election at the Annual Meeting.  A plurality of the votes cast is required for the election of trustees.

NOMINEE	FOR	WITHHELD
John W. Alexander	239,914,006	6,119,706
Bruce W. Duncan	241,652,507	4,381,205
Stephen O. Evans	188,931,503	57,102,209
James D. Harper, Jr.	239,892,931	6,140,781
Boone A. Knox	239,888,493	6,145,219
Sheli Z. Rosenberg	239,831,351	6,202,361
Gerald A. Spector	240,132,759	5,900,953
Michael N. Thompson	241,414,847	4,618,865
B. Joseph White	239,925,190	6,108,522
Samuel Zell	240,139,840	5,893,872

Proposal II – Amendment to the Company’s Declaration of Trust to declassify the Board of Trustees and provide for the annual election of trustees.  This proposal required the affirmative vote of two-thirds of all outstanding shares for approval.

	FOR	AGAINST	ABSTAIN
Total Shares	243,072,662	1,250,928	1,710,116
% of Voted Shares	98.80%	0.51%	0.69%
% of Outstanding	89.20%	0.46%	0.63%

Proposal III – Approval of an amendment to the Company’s Employee Share Purchase Plan to increase the number of shares authorized for issuance under this plan.  This proposal required a majority of the votes cast for approval.

	FOR	AGAINST	ABSTAIN
Total Shares	238,705,998	5,231,066	2,091,551
% of Voted Shares	97.02%	2.13%	0.85%
% of Outstanding	87.60%	1.92%	0.77%

Item 6.           Exhibits and Reports on Form 8-K

(A)                              Exhibits:

3.1                                 Articles of Amendment to Equity Residential Declaration of Trust dated May 30, 2003.

10.1                           First Amendment to Equity Residential 1993 Share Option and Share Award Plan dated as of June 10, 2003.

10.2                           Second Amendment to Equity Residential 2002 Share Incentive Plan dated as of June 10, 2003.

12                                    Computation of Ratio of Earnings to Combined Fixed Charges.

31.1                           Certification of Bruce W. Duncan, Chief Executive Officer.

31.2                           Certification of David J. Neithercut, Chief Financial Officer.

32.1                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Bruce W. Duncan, Chief Executive Officer of the Company.

32.2                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Financial Officer of the Company.

(B)                                Reports on Form 8-K:

A report on Form 8-K filed June 19, 2003 containing information concerning the underwriting terms of the Company’s $150.0 million Series N Preferred Share offering.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	August 13, 2003	By: /s/	David J. Neithercut
David J. Neithercut
Executive Vice President and Chief Financial Officer

Date:	August 13, 2003	By: /s/	Michael J. McHugh
Michael J. McHugh
Executive Vice President, Chief Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit	Document

3.1	Articles of Amendment to Equity Residential Declaration of Trust dated May 30, 2003.

10.1	First Amendment to Equity Residential 1993 Share Option and Share Award Plan dated as of June 10, 2003.

10.2	Second Amendment to Equity Residential 2002 Share Incentive Plan dated as of June 10, 2003.

12	Computation of Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of Bruce W. Duncan, Chief Executive Officer.

31.2	Certification of David J. Neithercut, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Bruce W. Duncan, Chief Executive Officer of the Company.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Financial Officer of the Company.