Form 10-Q
period 2003-09-30
EQUITY RESIDENTIAL
filed 2003-11-13
CIK 906107

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2003

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

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on October 31, 2003 was 275,461,073.

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)
(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Investment in real estate
Land	$1,816,571	$1,803,577
Depreciable property	11,062,709	11,240,245
Construction in progress	2,617	2,441
Investment in real estate	12,881,897	13,046,263
Accumulated depreciation	(2,303,479)	(2,112,017)
Investment in real estate, net of accumulated depreciation	10,578,418	10,934,246

Cash and cash equivalents	372,586	29,875
Investments in unconsolidated entities	521,750	509,789
Rents receivable	1,038	2,926
Deposits – restricted	287,838	141,278
Escrow deposits – mortgage	44,648	50,565
Deferred financing costs, net	31,616	32,144
Goodwill, net	30,000	30,000
Other assets	122,204	80,094
Total assets	$11,990,098	$11,810,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$2,818,321	$2,927,614
Notes, net	2,748,345	2,456,085
Line of credit	—	140,000
Accounts payable and accrued expenses	89,545	64,369
Accrued interest payable	71,767	63,151
Rents received in advance and other liabilities	178,280	165,095
Security deposits	44,987	45,333
Distributions payable	145,214	140,844
Total liabilities	6,096,459	6,002,491

Commitments and contingencies
Minority Interests:
Operating Partnership	344,766	349,646
Preference Interests	246,000	246,000
Junior Preference Units	5,846	5,846
Partially Owned Properties	8,034	9,811
Total Minority Interests	604,646	611,303

Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 7,064,210 shares issued and outstanding as of September 30, 2003 and 10,524,034 shares issued and outstanding as of December 31, 2002	994,661	946,157
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 275,197,181 shares issued and outstanding as of September 30, 2003 and 271,095,481 shares issued and outstanding as of December 31, 2002	2,752	2,711
Paid in capital	4,885,823	4,844,542
Deferred compensation	(5,535)	(12,118)
Distributions in excess of accumulated earnings	(559,446)	(540,380)
Accumulated other comprehensive loss	(29,262)	(43,789)
Total shareholders’ equity	5,288,993	5,197,123
Total liabilities and shareholders’ equity	$11,990,098	$11,810,917

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2003	2002	2003	2002
REVENUES
Rental income	$1,393,278	$1,396,069	$469,893	$466,379
Fee and asset management	10,961	6,957	3,083	2,647

Total revenues	1,404,239	1,403,026	472,976	469,026

EXPENSES
Property and maintenance	384,772	358,252	132,406	123,887
Real estate taxes and insurance	149,202	141,624	50,008	47,087
Property management	48,827	56,101	16,633	18,438
Fee and asset management	5,556	5,409	1,949	1,789
Depreciation	341,723	322,615	115,346	109,331
General and administrative	28,854	33,000	8,708	10,673
Impairment on technology investments	872	872	291	291
Impairment on corporate housing business	—	17,122	—	17,122
Total expenses	959,806	934,995	325,341	328,618
Operating income	444,433	468,031	147,635	140,408

Interest and other income	13,740	11,526	6,612	2,231
Interest:
Expense incurred, net	(246,793)	(252,892)	(82,792)	(83,141)
Amortization of deferred financing costs	(4,406)	(4,267)	(1,319)	(1,344)

Income before allocation to Minority Interests, loss from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities and discontinued operations	206,974	222,398	70,136	58,154
Allocation to Minority Interests:
Operating Partnership	(27,434)	(19,067)	(9,153)	(5,283)
Partially Owned Properties	(77)	(1,584)	166	(259)
Loss from investments in unconsolidated entities	(3,594)	(1,746)	(1,850)	(1,979)
Net gain (loss) on sales of unconsolidated entities	4,673	(626)	(2)	(5,872)
Income from continuing operations	180,542	199,375	59,297	44,761
Net gain on sales of discontinued operations	218,975	61,209	77,983	32,763
Discontinued operations, net	9,494	42,252	(7)	11,137
Net income	409,011	302,836	137,273	88,661
Preferred distributions	(73,115)	(72,969)	(24,698)	(24,188)
Net income available to Common Shares	$335,896	$229,867	$112,575	$64,473

Earnings per share – basic:
Income from continuing operations available to Common Shares	$0.46	$0.49	$0.15	$0.09
Net income available to Common Shares	$1.24	$0.84	$0.41	$0.24
Weighted average Common Shares outstanding	271,622	272,738	272,787	273,943

Earnings per share – diluted:
Income from continuing operations available to Common Shares	$0.46	$0.49	$0.15	$0.08
Net income available to Common Shares	$1.23	$0.83	$0.41	$0.23
Weighted average Common Shares outstanding	296,184	298,690	297,941	299,057

Distributions declared per Common Share outstanding	$1.2975	$1.2975	$0.4325	$0.4325

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Amounts in thousands except per share data)
(Unaudited)

Comprehensive income:

Net income	$409,011	$302,836	$137,273	$88,661
Other comprehensive income (losses) – derivative and other instruments:
Unrealized holding gains (losses) arising during the period	8,355	(10,602)	6,476	(11,687)
Equity in unrealized holding gains (losses) arising during the period – unconsolidated entities	4,997	(2,003)	2,238	(2,908)
Losses reclassified into earnings from other comprehensive income	1,175	615	474	230
Comprehensive income	$423,538	$290,846	$146,461	$74,296

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$409,011	$302,836
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests:
Operating Partnership	27,434	19,067
Partially Owned Properties	77	1,584
Depreciation	354,898	353,206
Amortization of deferred financing costs	4,544	4,350
Amortization of discounts and premiums on debt	(728)	(589)
Amortization of deferred settlements on derivative instruments	556	(238)
Impairment on corporate housing business	—	17,122
Impairment on technology investments	872	872
Loss from investments in unconsolidated entities	3,594	1,746
Net (gain) on sales of discontinued operations	(218,975)	(61,209)
Net (gain) loss on sales of unconsolidated entities	(4,673)	626
Loss on debt extinguishments	1,465	468
Unrealized (gain) loss on derivative instruments	(115)	383
Compensation paid with Company Common Shares	11,545	15,158

Changes in assets and liabilities:
Decrease (increase) in rents receivable	1,580	(551)
(Increase) decrease in deposits – restricted	(2,002)	8,186
(Increase) decrease in other assets	(19,530)	11,849
Increase in accounts payable and accrued expenses	25,189	32,102
Increase in accrued interest payable	8,619	5,365
(Decrease) in rents received in advance and other liabilities	(4,306)	(579)
(Decrease) in security deposits	(702)	(1,037)
Net cash provided by operating activities	598,353	710,717

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(308,689)	(232,097)
Investment in real estate – development/other	(6,818)	(86,115)
Improvements to real estate	(128,479)	(110,291)
Additions to non-real estate property	(2,307)	(5,562)
Interest capitalized for real estate under development	—	(6,952)
Interest capitalized for unconsolidated entities under development	(16,013)	(12,492)
Proceeds from disposition of real estate, net	750,433	291,368
Proceeds from disposition of furniture rental business	—	28,741
Proceeds from disposition of unconsolidated entities	8,595	34,796
Proceeds from refinancing of unconsolidated entities	—	4,375
Investments in unconsolidated entities	(13,587)	(97,582)
Distributions from unconsolidated entities	16,800	31,021
(Increase) decrease in deposits on real estate acquisitions, net	(144,565)	42,046
Decrease in mortgage deposits	6,062	19,605
Business combinations, net of cash acquired	(487)	(658)
Consolidation of previously Unconsolidated Properties	(827)	—
Acquisition of Minority Interests – Partially Owned Properties	(125)	—
Other investing activities, net	(10,147)	192
Net cash provided by (used for) investing activities	149,846	(99,605)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(4,416)	$(10,495)
Mortgage notes payable:
Proceeds	48,680	104,572
Lump sum payoffs	(211,240)	(283,681)
Scheduled principal repayments	(23,958)	(24,351)
Prepayment premiums/fees	(1,557)	(468)
Notes, net:
Proceeds	398,816	397,064
Lump sum payoffs	(100,000)	(225,000)
Scheduled principal repayments	(4,480)	(4,669)
Line of credit:
Proceeds	172,000	368,500
Repayments	(312,000)	(528,500)
(Payments on) settlement of derivative instruments	(12,999)	(1,534)
Proceeds from sale of Common Shares	5,559	8,425
Proceeds from exercise of options	50,669	28,542
Proceeds from sale of Preferred Shares	150,000	—
Payment of offering costs	(5,273)	(170)
Redemption of Preferred Shares	(100,000)	—
Distributions:
Common Shares	(353,211)	(354,683)
Preferred Shares	(55,012)	(57,919)
Preference Interests	(15,158)	(15,185)
Junior Preference Units	(243)	(243)
Minority Interests – Operating Partnership	(28,910)	(29,859)
Minority Interests – Partially Owned Properties	(2,755)	(11,568)
Principal receipts on employee notes, net	—	263
Net cash (used for) financing activities	(405,488)	(640,959)

Net increase (decrease) in cash and cash equivalents	342,711	(29,847)
Cash and cash equivalents, beginning of period	29,875	51,603
Cash and cash equivalents, end of period	$372,586	$21,756

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$255,456	$270,885

Real estate acquisitions/dispositions:
Mortgage loans assumed	$81,024	$14,000

Valuation of OP Units issued	$105	$—

Mortgage loans (assumed) by purchaser	$(31,668)	$(8,840)

Consolidation of previously Unconsolidated Properties:
Mortgage loans assumed	$28,084	$—

Valuation of OP Units issued	$4,231	$—

Investments in unconsolidated entities	$1,159	$—

Net (assets) liabilities recorded	$579	$—

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

EQR is the general partner of, and as of September 30, 2003 owned an approximate 92.6% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”). The Operating Partnership is, directly or indirectly, a partner, member or shareholder of numerous partnerships, limited liability companies and corporations which have been established primarily to own fee simple title to multifamily properties or to conduct property management activities and other businesses related to the ownership and operation of multifamily residential real estate.  References to the “Company” include EQR, the Operating Partnership and each of the partnerships, limited liability companies and corporations controlled by the Operating Partnership and/or EQR.

As of September 30, 2003, the Company owned or had investments in 990 properties in 34 states consisting of 212,147 units.  An ownership breakdown includes:

	Number of Properties	Number of Units
Wholly Owned Properties	867	182,163
Partially Owned Properties (Consolidated)	36	6,931
Unconsolidated Properties	87	23,053
Total Properties	990	212,147

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation.  Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

SFAS No. 148 provides three transition methods for entities that adopt the fair value recognition provisions of SFAS No. 123.  The Company has chosen to use the “Prospective Method”.  This method requires that companies apply the recognition provisions of SFAS No. 123 to only employee awards granted or modified after the beginning of the fiscal year in which the recognition provisions are first applied, or January 1, 2003.  Compensation expense under all of the Company’s plans is generally recognized over periods ranging from three months to five years.  Therefore, the cost related to stock-based employee compensation included in the determination of net income for the nine months and quarter ended September 30, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period presented:

	Nine Months Ended September 30,		Quarter Ended September 30,
	2003	2002	2003	2002
	(Amounts in thousands except per share amounts)

Net income available to Common Shares – as reported	$335,896	$229,867	$112,575	$64,473
Add: Stock-based employee compensation expense included in reported net income:
Restricted/performance shares	8,157	15,204	2,911	5,060
Share options (1)	2,321	—	307	—
ESPP discount	1,049	—	244	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards:
Restricted/performance shares	(8,157)	(15,204)	(2,911)	(5,060)
Share options (1)	(5,503)	(4,616)	(1,338)	(1,565)
ESPP discount	(1,049)	(1,194)	(244)	(269)
Net income available to Common Shares – pro forma	$332,714	$224,057	$111,544	$62,639
Earnings per share:
Basic – as reported	$1.24	$0.84	$0.41	$0.24
Basic – pro forma	$1.23	$0.82	$0.41	$0.23
Diluted – as reported	$1.23	$0.83	$0.41	$0.23
Diluted – pro forma	$1.22	$0.81	$0.41	$0.23

(1)       Share options for the nine months ended September 30, 2003 included $1.4 million of expense recognition related to options granted in the first quarter of 2003 to the Company’s former chief executive officer.  These options vested immediately upon grant.

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

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities.  FIN No. 46 requires a variable interest entity to be consolidated if a company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  The Company will adopt FIN No. 46 as required effective December 31, 2003.  FASB Staff Position (“FSP”) No. FIN 46-6 deferred the effective date for applying the provisions of FIN No. 46 (for entities created before February 1, 2003) from July 1, 2003 to December 31, 2003.  The Company has preliminarily determined that its unconsolidated stabilized development projects and projects under development (see Note 7) are variable interest entities in which the Company is the primary beneficiary as of the date of the original formation of the respective joint ventures.  On such respective formation dates, the fair value of the assets, liabilities and non-controlling interests of these development projects approximates carryover basis.  If these development projects had been consolidated as of September 30, 2003, the Company’s investment in real estate and mortgage notes payable would have increased by $1.4 billion and $890.3 million, respectively, and investments in unconsolidated entities would have decreased by $514.6 million.  The Company does not anticipate that the adoption of FIN No. 46 will have any material effect on net income.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.  On November 7, 2003, the FASB issued FSP No. FAS 150-3, which deferred for an indefinite period the classification and measurement provisions, but not the disclosure provisions (see discussion below), of SFAS No. 150 as it relates to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS No. 150 (e.g., minority interests in consolidated limited-life subsidiaries).  The Company does not have any mandatorily redeemable preferred shares/units that fall within the scope of SFAS No. 150.

With regards to the aforementioned disclosure provisions, the Company is presently the controlling partner in various consolidated partnerships consisting of 36 properties and 6,931 units.  These partnerships contain provisions that require the partnerships to be liquidated through the sale of its assets upon reaching a date specified in each respective partnership agreement.  The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute proceeds of liquidation to the Minority Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of its assets warrant a distribution based on the partnership agreements.  As of September 30, 2003, the Company estimates the value of Minority Interest distributions would have been approximately $100 million (“Settlement Value”) had the partnerships been liquidated.  This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities including yield maintenance on the mortgages encumbering the properties that would have been due on September 30, 2003 had those mortgages been prepaid.  Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Minority Interests in the Company’s Partially Owned Properties is subject to change.  To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Minority Interests in Partially Owned Properties.

On July 31, 2003, the SEC clarified its position with respect to Emerging Issues Task Force (“EITF”) Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.  Under the SEC’s revised interpretation, in connection with the redemption of preferred shares/units, the original issuance costs of these shares/units must be treated in a manner similar to preferred distributions and deducted from net income in arriving at net income available to Common Shares.  The clarification of EITF Topic D-42 was required to be adopted effective July 1, 2003 on a retroactive basis by restating prior periods included in the current financial statements.  The adoption of the clarification of EITF Topic D-42 did not have any impact on the Company’s consolidated financial position or cash flows nor did it impact the reported consolidated results of operations for the periods presented herein.

3.             Shareholders’ Equity and Minority Interests

The following table presents the changes in the Company’s issued and outstanding Common Shares for the nine months ended September 30, 2003:

2003

Common Shares outstanding at January 1,	271,095,481

Common Shares Issued:
Conversion of Series E Preferred Shares	66,560
Employee Share Purchase Plan	258,327
Exercise of options	2,472,322
Restricted share grants, net	938,361
Conversion of OP Units	366,130

Common Shares outstanding at September 30,	275,197,181

The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest are collectively referred to as the “Minority Interests – Operating Partnership”.  The Minority Interests – Operating Partnership held 22,093,940 units of limited partnership interest (“OP Units”), representing a 7.4% interest in the Operating Partnership, at September 30, 2003.  Assuming conversion of all OP Units into Common Shares, total Common Shares outstanding at September 30, 2003 would have been 297,291,121.  Subject to applicable securities law restrictions, the Minority Interests – Operating Partnership may exchange their OP Units for EQR Common Shares on a one-for-one basis.

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

During the nine months ended September 30, 2003, the Operating Partnership issued 159,427 OP Units to various limited partners at an average price of $27.48 per unit.  These OP Units are classified as Minority Interests – Operating Partnership in the accompanying consolidated balance sheets.

The Company’s declaration of trust authorizes the Company to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share (the “Preferred Shares”), with specific rights, preferences and other attributes as the Board of Trustees may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company’s Common Shares.

The following table presents the Company’s issued and outstanding Preferred Shares as of September 30, 2003 and December 31, 2002:

	Annual Dividend Rate per Share (1)		Amounts in thousands
			September 30, 2003	December 31, 2002
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:

9 1/8% Series B Cumulative Redeemable Preferred; liquidation value $250 per share; 500,000 shares issued and outstanding at September 30, 2003 and December 31, 2002	$22.81252		$125,000	$125,000

9 1/8% Series C Cumulative Redeemable Preferred; liquidation value $250 per share; 460,000 shares issued and outstanding at September 30, 2003 and December 31, 2002	$22.81252		115,000	115,000

8.60% Series D Cumulative Redeemable Preferred; liquidation value $250 per share; 700,000 shares issued and outstanding at September 30, 2003 and December 31, 2002	$21.50		175,000	175,000

7.00% Series E Cumulative Convertible Preferred; liquidation value $25 per share; 2,488,290 and 2,548,114 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	$1.75		62,207	63,703

7 1/4% Series G Convertible Cumulative Preferred; liquidation value $250 per share; 1,264,692 shares issued and outstanding at September 30, 2003 and December 31, 2002	$18.125		316,173	316,173

7.00% Series H Cumulative Convertible Preferred; liquidation value $25 per share; 51,228 shares issued and outstanding at September 30, 2003 and December 31, 2002	$1.75		1,281	1,281

8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at September 30, 2003 and December 31, 2002	$4.145		50,000	50,000

7.625% Series L Cumulative Redeemable Preferred; liquidation value $25 per share; 0 and 4,000,000 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively		(2)	—	100,000

6.48% Series N Cumulative Redeemable Preferred; liquidation value $250 per share; 600,000 and 0 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively (3)	$16.20		150,000	—

			$994,661	$946,157

(1)                      Dividends on all series of Preferred Shares are payable quarterly at various pay dates.  Dividend rates listed for Series B, C, D, G and N are Preferred Share rates and the equivalent Depositary Share annual dividend rates are $2.281252, $2.281252, $2.15, $1.8125 and $1.62, respectively.

(2)                      On June 19, 2003, the Company redeemed all of its outstanding Series L Cumulative Redeemable Preferred Shares at liquidation value for total cash consideration of $100.0 million.  The Company did not incur any original issuance costs as these shares were issued by Merry Land and Investment Company, Inc. prior to its merger with the Company.

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

The following table presents the issued and outstanding Preference Interests as of September 30, 2003 and December 31, 2002:

	Annual Dividend Rate per Unit (1)	Amounts in thousands
		September 30, 2003	December 31, 2002
Preference Interests:

8.00% Series A Cumulative Redeemable Preference Interests; liquidation value $50 per unit; 800,000 units issued and outstanding at September 30, 2003 and December 31, 2002	$4.00	$40,000	$40,000

8.50% Series B Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,100,000 units issued and outstanding at September 30, 2003 and December 31, 2002	$4.25	55,000	55,000

8.50% Series C Cumulative Redeemable Preference Units; liquidation value $50 per unit; 220,000 units issued and outstanding at September 30, 2003 and December 31, 2002	$4.25	11,000	11,000

8.375% Series D Cumulative Redeemable Preference Units; liquidation value $50 per unit; 420,000 units issued and outstanding at September 30, 2003 and December 31, 2002	$4.1875	21,000	21,000

8.50% Series E Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at September 30, 2003 and December 31, 2002	$4.25	50,000	50,000

8.375% Series F Cumulative Redeemable Preference Units; liquidation value $50 per unit; 180,000 units issued and outstanding at September 30, 2003 and December 31, 2002	$4.1875	9,000	9,000

7.875% Series G Cumulative Redeemable Preference Units; liquidation value $50 per unit; 510,000 units issued and outstanding at September 30, 2003 and December 31, 2002	$3.9375	25,500	25,500

7.625% Series H Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 190,000 units issued and outstanding at September 30, 2003 and December 31, 2002	$3.8125	9,500	9,500

7.625% Series I Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 270,000 units issued and outstanding at September 30, 2003 and December 31, 2002	$3.8125	13,500	13,500

7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 230,000 units issued and outstanding at September 30, 2003 and December 31, 2002	$3.8125	11,500	11,500
		$246,000	$246,000

(1)                      Dividends on all series of Preference Interests are payable quarterly on March 25th, June 25th, September 25th, and December 25th of each year.

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of September 30, 2003 and December 31, 2002:

	Annual Dividend Rate per Unit (1)	Amounts in thousands
		September 30, 2003	December 31, 2002
Junior Preference Units:

Series A Junior Convertible Preference Units; liquidation value $100 per unit; 56,616 units issued and outstanding at September 30, 2003 and December 31, 2002	$5.46934	$5,662	$5,662

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at September 30, 2003 and December 31, 2002	$2.00	184	184
		$5,846	$5,846

(1)                                  Dividends on both series of Junior Preference Units are payable quarterly at various pay dates.

4.             Real Estate Acquisitions

During the nine months ended September 30, 2003, the Company acquired the entire equity interest in the eight properties listed below from unaffiliated parties, and two additional units at an existing property, for a total purchase price of $389.7 million.

Date Acquired	Property	Location	Number of Units	Acquisition Price (in thousands)
01/30/03	The Reserve at Eisenhower	Alexandria, VA	226	$41,000
02/14/03	Artisan Square	Northridge, CA	140	27,466
03/05/03	LaSalle (1)	Beaverton, OR	554	43,000
05/01/03	Gateway at Malden Center (2)	Malden, MA	203	34,900
06/17/03	Mill Creek	Milpitas, CA	516	70,000
06/30/03	Carlyle Mill	Alexandria, VA	317	61,200
08/01/03	Gatewood	Pleasanton, CA	200	27,000
08/19/03	The Oaks of Santa Clarita	Santa Clarita, CA	520	85,000
Various	Rivers Bend (condo units)	Windsor, CT	2	125
			2,678	$389,691

(1)           Includes 8,167 square feet of retail space.

(2)           Includes 36,326 square feet of office space and a 324-space parking garage.

During the nine months ended September 30, 2003, the Company acquired the remaining third party equity interests it did not previously own in the following three properties:

•                  Liberty Park, a 202-unit property located in Braintree, Massachusetts;

•                  Hickory Mill II, a 44-unit property located in Hurricane, West Virginia (property was subsequently sold — see Note 5); and

•                  Winter Woods II, a 44-unit property located in Winter Garden, Florida.

These properties were accounted for under the equity method of accounting and subsequent to each purchase were consolidated.  The Company recorded $34.9 million in investment in real estate at carryover basis and the following:

•      Assumed $28.1 million in mortgage debt;

•      Issued 153,851 OP Units having a value of $4.2 million;

•      Reduced investments in unconsolidated entities by $1.2 million;

•      Paid cash of $0.8 million; and

•      Assumed $0.6 million of other liabilities net of other assets acquired.

5.              Real Estate Dispositions

During the nine months ended September 30, 2003, the Company disposed of the sixty-three properties and various individual condominium units listed below to unaffiliated parties.  The Company recognized a net gain on sales of discontinued operations of approximately $219.0 million and a net gain on sales of unconsolidated entities of approximately $4.7 million.

Date Disposed	Property	Location	Number of Units	Disposition Price (in thousands)
01/14/03	Strawberry Place	Plant City, FL	55	$1,400
01/14/03	Smoketree Polo Club	Indio, CA	288	18,900
01/29/03	Amberwood I	Lake City, FL	50	1,175
01/30/03	Emerald Place	Bermuda Dunes, CA	240	20,125
01/30/03	Rolido Parque	Houston, TX	369	14,660
02/27/03	Fox Hill Commons	Vernon, CT	74	4,700
02/27/03	The Landings	Winter Haven, FL	60	1,475
02/27/03	Morningside	Titusville, FL	183	3,980
03/04/03	Colony Woods	Birmingham, AL	414	25,000
03/04/03	Hearthstone	San Antonio, TX	252	7,700
03/04/03	Northgate Village	San Antonio, TX	264	10,150
03/19/03	Lincoln Green I, II & III	San Antonio, TX	680	24,900
03/20/03	Meadows on the Lake	Birmingham, AL	200	10,900
03/20/03	Meadows in the Park	Birmingham, AL	200	10,900
03/20/03	Shoal Run	Birmingham, AL	276	14,350
03/31/03	Colony Place	Fort Myers, FL	300	20,600
04/08/03	Mallgate (1)	Louisville, KY	540	15,500
04/15/03	Summit Chase	Coral Springs, FL	140	8,875
04/16/03	Bayside	Sebring, FL	59	885
04/30/03	Essex Place II (Vacant Land)	Tampa, FL	—	575
05/08/03	Pueblo Villas	Albuquerque, NM	232	9,250
05/14/03	Emerald Bay	Winter Park, FL	432	17,200
05/16/03	Meadowood	Flatwoods, KY	52	975
05/29/03	Spicewood Springs	Jacksonville, FL	512	28,000
05/30/03	Princeton Square	Jacksonville, FL	288	16,750
05/30/03	Boulder Creek	Wilsonville, OR	296	16,700
05/30/03	Bridge Creek	Wilsonville, OR	315	18,100
05/30/03	Settlers Point/Brookfield	Salt Lake City, UT	416	21,500
05/30/03	Ridgewood (2)	Russellville, KY	52	—
06/04/03	Lake Point	Charlotte, NC	296	12,401
06/05/03	Clearlake Pines II	Cocoa, FL	52	1,392
06/05/03	Sky Pines I & II	Orlando, FL	140	3,694
06/05/03	Brandywine East	Winter Haven, FL	38	884
06/05/03	Woodland I & II	Orlando, FL	169	5,175
06/12/03	Parkville	Parkersburg, WV	49	1,063
06/12/03	Cedarwood I	Belpre, OH	44	889
06/24/03	Greenwood Village	Tempe, AZ	270	14,600
06/25/03	Woodbine	Portsmouth, OH	41	660
06/26/03	Laurel Gardens	Coral Springs, FL	384	34,550
06/27/03	Crystal Creek	Phoenix, AZ	273	12,775
06/30/03	Harbor Pointe	Milwaukee, WI	595	27,800

Date Disposed	Property	Location	Number of Units	Disposition Price (in thousands)
06/30/03	Calais	Arlington, TX	264	$12,500
07/25/03	Wood Lane Place I	Woodbury, MN	216	21,600
07/31/03	Cambridge Village	Lewisville, TX	200	9,400
08/05/03	Hickory Mill I & II	Hurricane, WV	92	2,050
08/26/03	Bear Canyon	Tucson, AZ	238	18,350
08/26/03	Harrison Park I & II	Tucson, AZ	360	23,875
08/26/03	La Reserve	Tucson, AZ	240	16,750
08/26/03	Suntree Village	Tucson, AZ	424	22,025
08/27/03	Carleton Court	Cross Lanes, WV	73	2,000
09/02/03	Waterford at Regency	Jacksonville, FL	159	8,650
09/17/03	Watermark Square	Portland, OR	390	18,400
09/22/03	Arbors at Century Center	Memphis, TN	420	14,800
09/22/03	Autumn Creek	Cordova, TN	210	8,439
09/22/03	Trinity Lakes	Cordova, TN	330	13,261
09/23/03	Breckinridge Court	Lexington, KY	382	17,800
09/30/03	Sunny Oak Village	Overland Park, KS	548	25,150
09/30/03	Copperfield	San Antonio, TX	258	11,933
09/30/03	Songbird	San Antonio, TX	262	13,933
09/30/03	Villas of Oak Creste	San Antonio, TX	280	10,133
09/30/03	Belmont Landing	Riverdale, GA	424	22,500
Various	Four Lakes (condo units)	Lisle, IL	156	19,075
Various	Pointe East (condo units)	Redmond, WA	54	10,269
Various	Squaw Peak (condo units)	Phoenix, AZ	103	10,863
	Wholly Owned Properties		15,673	794,864
02/28/03	Kings Crossing I (3)	Jacksonville, FL	69	963
05/14/03	Culbreath Key (3)	Tampa, FL	254	7,382
	Unconsolidated Properties		323	8,345
Total			15,996	$803,209

(1)	The Company was leasing the land under a long-term operating ground lease.
(2)

The Company attempted to sell this property subject to assumption of the existing mortgage debt.  When the lender would not accept a credit-worthy purchaser to assume the debt, title to this property was transferred to the lender in a deed-in-lieu of foreclosure transaction.  The Company recognized a net gain on debt extinguishment of approximately $92,000 as a component of interest and other income.

(3)

Disposition price listed represents the Company’s share of the net disposition proceeds.  Culbreath Key was sold for $26.4 million with a portion of the net sales proceeds used to payoff the mortgage debt of $16.2 million.

6.             Commitments to Acquire/Dispose of Real Estate

As of November 4, 2003, in addition to the properties that were subsequently acquired as discussed in Note 18, the Company had entered into separate agreements to acquire seven multifamily properties containing 2,265 units from unaffiliated parties.  The Company expects a combined purchase price of approximately $220.4 million, including the assumption of mortgage debt of approximately $21.5 million.

As of November 4, 2003, in addition to the properties that were subsequently disposed of as discussed in Note 18, the Company had entered into separate agreements to dispose of thirty-three multifamily properties containing 8,404 units to unaffiliated parties.  The Company expects a combined disposition price of approximately $456.9 million.

The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

7.              Investments in Unconsolidated Entities

The Company has co-invested in various properties with unrelated third parties.  The following table summarizes the Company’s investments in unconsolidated entities as of September 30, 2003 (amounts in thousands except for project and unit amounts):

	Institutional Joint Ventures	Stabilized Development Projects (1)	Projects Under Development		Lexford/ Other	Totals

Total projects	45	12	16		22	95	(2)

Total units	10,846	3,812	4,336		2,616	21,610	(2)

Company’s percentage share of outstanding debt	25.0%	100.0%	100.0%		11.0%

Company’s share of outstanding debt (4)	$121,200	$331,063	$559,201	(3)	$5,089	$1,016,553

(1)          The Company determines a project to be stabilized once it has maintained an average physical occupancy of 90% or more for a three-month period or one year from the cessation of major development activities, whichever is earlier.

(2)          Includes nine projects under development containing 2,356 units, which are not included in the Company’s property/unit counts at September 30, 2003.   Totals exclude Fort Lewis Military Housing consisting of one property and 3,799 units, which is not accounted for under the equity method of accounting.  The Fort Lewis Military Housing is included in the Company’s property/unit counts at September 30, 2003.

(3)          A total of $706.3 million is available for funding under this construction debt, of which $559.2 million was funded and outstanding at September 30, 2003.

(4)          As of November 4, 2003, the Company has funded $44.0 million as additional collateral on selected debt (see Note 8).  All remaining debt is non-recourse to the Company.

Investments in unconsolidated entities include the Unconsolidated Properties as well as various development properties under construction or pending construction.  These investments are accounted for utilizing the equity method of accounting.  Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheets and after the project is completed, the consolidated statements of operations include the Company’s share of net income or loss from the unconsolidated entity.  Prior to the project being completed, the Company capitalizes interest on its equity contribution in accordance with the provisions of SFAS No. 58, Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method.  During the nine months ended September 30, 2003 and 2002, the Company capitalized $16.0 million and $12.5 million, respectively, in interest cost related to its unconsolidated development projects (which reduced interest expense incurred in the consolidated statements of operations).

The Company generally contributes between 25% and 35% of the project cost of the unconsolidated projects under development (constituting 100% of the equity), with the remaining cost financed through third-party construction mortgages.  Voting rights are shared equally between the Company and its respective development partners.

See Note 2 for further discussion regarding FIN No. 46 and its anticipated effect on the Company’s unconsolidated development projects.

8.              Deposits - Restricted

As of September 30, 2003, deposits-restricted totaled $287.8 million and primarily included the following:

•                  Deposits in the amount of $51.0 million held in third party escrow accounts to provide collateral for third party construction financing in connection with unconsolidated development projects;

•                  Approximately $169.5 million in tax-deferred (1031) exchange proceeds; and

•                  Approximately $67.3 million for resident security, utility, and other deposits.

9.              Mortgage Notes Payable

As of September 30, 2003, the Company had outstanding mortgage indebtedness of approximately $2.8 billion.

During the nine months ended September 30, 2003, the Company:

•                  Repaid $235.2 million of mortgage loans;

•                  Assumed $109.1 million of mortgage debt on certain properties in connection with their acquisitions and/or consolidation;

•                  Obtained $48.7 million of mortgage loans on certain properties; and

•                  Relinquished $31.7 million of mortgage debt assumed by the purchaser on disposed properties.

As of September 30, 2003, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through October 1, 2033.  At September 30, 2003, the interest rate range on the Company’s mortgage debt was 1.04% to 12.465%.  During the nine months ended September 30, 2003, the weighted average interest rate on the Company’s mortgage debt was 5.84%.

10.       Notes

As of September 30, 2003, the Company had outstanding unsecured notes of approximately $2.7 billion.

On June 5, 2003, the Operating Partnership filed a Form S-3 registration statement with the SEC to register $2.0 billion of debt securities.  The SEC declared this registration statement effective on June 11, 2003.  In addition, the Operating Partnership carried over $280.0 million related to the registration statement effective on September 8, 2000.  As of September 30, 2003, $2.28 billion remained available for issuance under this registration statement.

During the nine months ended September 30, 2003, the Company:

•                  Issued $400.0 million of ten-year 5.20% fixed-rate public notes, receiving net proceeds of $397.5 million;

•                  Repaid $100.0 million of floating rate public notes at maturity; and

•                  Repaid $4.5 million of other unsecured notes.

As of September 30, 2003, scheduled maturities for the Company’s outstanding notes were at various dates through 2029.  At September 30, 2003, the interest rate range on the Company’s notes was 4.75% to 7.75%. During the nine months ended September 30, 2003, the weighted average interest rate on the Company’s notes was 6.48%.

11.       Line of Credit

The Company has a revolving credit facility with potential borrowings of up to $700.0 million.  As of September 30, 2003, no amounts were outstanding and $57.0 million was restricted (dedicated to support letters of credit and not available for borrowing) on the line of credit.  During the nine months ended September 30, 2003, the weighted average interest rate was 1.85%.  EQR has guaranteed the Operating Partnership’s line of credit up to the maximum amount and for the full term of the facility.

12.       Derivative Instruments

The following table summarizes the consolidated derivative instruments at September 30, 2003 (dollar amounts are in thousands):

	Cash Flow Hedges	Fair Value Hedges	Forward Starting Swaps	Interest Rate Caps	Offsetting Receive Floating Swaps/Caps	Offsetting Pay Floating Swaps/Caps
Current Notional Balance	$150,000	$120,000	$150,000	$37,000	$255,121	$255,121
Lowest Possible Notional	$150,000	$120,000	$150,000	$37,000	$251,410	$251,410
Highest Possible Notional	$150,000	$120,000	$150,000	$37,000	$431,444	$431,444
Lowest Interest Rate	3.683%	7.25%	4.34%	6.50%	4.53%	4.46%
Highest Interest Rate	3.683%	7.25%	4.48%	6.50%	6.00%	6.00%
Earliest Maturity Date	2005	2005	2014	2004	2003	2003
Latest Maturity Date	2005	2005	2014	2004	2007	2007
Estimated Asset (Liability) Fair Value	$(7,433)	$7,464	$2,576	$—	$478	$(486)

During the nine months ended September 30, 2003, the Company paid approximately $13.0 million to terminate eight forward starting interest rate swaps in conjunction with the issuance of $400.0 million of ten-year unsecured notes.  The $13.0 million payment has been deferred and will be recognized as additional interest expense over the ten-year life of the unsecured notes.

At September 30, 2003, certain unconsolidated development partnerships in which the Company invested had entered into swaps to hedge the interest rate risk exposure on unconsolidated floating rate construction mortgage loans.  The Company has recorded its proportionate share of these hedges on its consolidated balance sheets.  These swaps have been designated as cash flow hedges with a current aggregate notional amount of $307.5 million (notional amounts range from $76.5 million to $335.9 million over the terms of the swaps) at interest rates ranging from 1.78% to 6.94% maturing at various dates ranging from 2003 to 2005 with a net liability fair value of $7.8 million.  During the nine months ended September 30, 2003, the Company recognized an unrealized gain of $1.1 million due to ineffectiveness of certain of these unconsolidated development derivatives (included in loss from investments in unconsolidated entities).

On September 30, 2003, the net derivative instruments were reported at their fair value as other assets of approximately $10.0 million, as other liabilities of approximately $7.4 million and as a reduction to investments in unconsolidated entities of approximately $7.8 million.  As of September 30, 2003, there were approximately $28.9 million in deferred losses, net, included in accumulated other comprehensive loss.  Based on the estimated fair values of the net derivative instruments at September 30, 2003, the Company may recognize an estimated $11.7 million of accumulated other comprehensive loss as additional interest expense ($6.1 million related to its consolidated derivatives) or as additional loss on investments in unconsolidated entities ($5.6 million related to its unconsolidated development partnerships) during the twelve months ending September 30, 2004.

13.                               Calculation of Net Income Per Weighted Average Common Share

The following tables set forth the computation of net income per share – basic and net income per share – diluted:

	Nine Months Ended September 30,		Quarter Ended September 30,
	2003	2002	2003	2002
	(Amounts in thousands except per share amounts)
Numerator for net income per share – basic:
Income from continuing operations	$180,542	$199,375	$59,297	$44,761
Preferred distributions	(73,115)	(72,969)	(24,698)	(24,188)
Allocation of Minority Interests – Operating Partnership to discontinued operations	17,250	7,926	5,863	3,323

Income from continuing operations available to Common Shares, net of allocation of Minority Interests – Operating Partnership	124,677	134,332	40,462	23,896
Net gain on sales of discontinued operations, net of allocation of Minority Interests – Operating Partnership	202,442	56,520	72,119	30,283
Discontinued operations, net of allocation of Minority Interests –Operating Partnership	8,777	39,015	(6)	10,294

Numerator for net income per share – basic	$335,896	$229,867	$112,575	$64,473

Numerator for net income per share – diluted:
Income from continuing operations	$180,542	$199,375	$59,297	$44,761
Preferred distributions	(73,115)	(72,969)	(24,698)	(24,188)
Effect of dilutive securities:
Allocation to Minority Interests – Operating Partnership	27,434	19,067	9,153	5,283
Distributions on convertible preferred shares/units	—	—	—	—

Income from continuing operations available to Common Shares	134,861	145,473	43,752	25,856
Net gain on sales of discontinued operations	218,975	61,209	77,983	32,763
Discontinued operations, net	9,494	42,252	(7)	11,137

Numerator for net income per share – diluted	$363,330	$248,934	$121,728	$69,756

Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	271,622	272,738	272,787	273,943

Effect of dilutive securities:
OP Units	22,278	22,745	22,245	22,576
Convertible preferred shares/units	—	—	—	—
Share options/restricted shares	2,284	3,207	2,909	2,538

Denominator for net income per share – diluted	296,184	298,690	297,941	299,057

Net income per share – basic	$1.24	$0.84	$0.41	$0.24

Net income per share – diluted	$1.23	$0.83	$0.41	$0.23

	Nine Months Ended September 30,		Quarter Ended September 30,
	2003	2002	2003	2002
	(Amounts in thousands except per share amounts)

Net income per share – basic:
Income from continuing operations available to Common Shares	$0.46	$0.49	$0.15	$0.09
Net gain on sales of discontinued operations	0.75	0.21	0.26	0.11
Discontinued operations, net	0.03	0.14	—	0.04

Net income per share – basic	$1.24	$0.84	$0.41	$0.24

Net income per share – diluted:
Income from continuing operations available to Common Shares	$0.46	$0.49	$0.15	$0.08
Net gain on sales of discontinued operations	0.74	0.20	0.26	0.11
Discontinued operations, net	0.03	0.14	—	0.04

Net income per share – diluted	$1.23	$0.83	$0.41	$0.23

Convertible preferred share/units that could be converted into 14,932,069 and 15,461,855 weighted average Common Shares for the nine months ended September 30, 2003 and 2002, respectively, and 14,911,158 and 15,095,576 weighted average Common Shares for the quarters ended September 30, 2003 and 2002, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

14.                               Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all wholly owned assets disposed of on or after January 1, 2002 (the date of adoption of SFAS No. 144).

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during the nine months and quarters ended September 30, 2003 and 2002, including the following:

•                  The sixty-one Wholly Owned Properties and various individual condominium units containing 15,673 units sold during 2003 (see Note 5); and

•                  The fifty-two Wholly Owned Properties and various individual condominium units containing 9,586 units and the furniture rental business sold during 2002.

	Nine Months Ended September 30,		Quarter Ended September 30,
	2003	2002	2003	2002
	(Amounts in thousands)
REVENUES
Rental income	$51,306	$127,964	$8,050	$37,069
Furniture income	—	1,361	—	—
Total revenues	51,306	129,325	8,050	37,069

EXPENSES (1)
Property and maintenance	20,639	37,680	4,345	12,031
Real estate taxes and insurance	5,994	13,504	777	3,745
Property management	103	123	(9)	40
Depreciation	13,175	30,591	2,160	9,029
Furniture expenses	—	1,303	—	—
Total expenses	39,911	83,201	7,273	24,845

Discontinued operating income	11,395	46,124	777	12,224

Interest and other income	175	26	53	—
Interest:
Expense incurred, net	(1,938)	(3,815)	(722)	(1,069)
Amortization of deferred financing costs	(138)	(83)	(115)	(18)

Discontinued operations, net	$9,494	$42,252	$(7)	$11,137

(1)                               Includes expenses paid in the current period for Wholly Owned Properties sold in prior periods related to the Company’s period of ownership.

15.                               Commitments and Contingencies

The Company, as an owner of real estate, is subject to various Federal, state and local environmental laws.  Compliance by the Company with existing laws has not had a material adverse effect on the Company.  However, the Company cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

The Company is a party to a class action lawsuit in Florida state court alleging that several of the types of fees that the Company charged when residents breached their leases were illegal, as are all efforts to collect them.  We are vigorously contesting the plaintiffs' claims and will seek immediate appellate review of the recent class action certification decision.  Due to the preliminary nature of the litigation, it is not possible to determine or predict the outcome.  While no assurances can be given, we do not believe that this lawsuit, if adversely determined, will have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against the Company which, individually or in the aggregate, reasonably may be expected to have a material adverse effect on the Company.

As of September 30, 2003, the Company has 16 projects in various stages of development with estimated completion dates ranging through December 31, 2004.  The three development agreements currently in place have the following key terms:

•                  The first development partner has the right, at any time following completion of a project, to stipulate a value for such project and offer to sell its interest in the project to the Company based on such value.  If the Company chooses not to purchase the interest, it must agree to a sale of the project to an unrelated third party at such value.  The Company’s partner must exercise this right as to all projects within five years after the receipt of the final certificate of occupancy on the last developed property.   In connection with this development partner, the Company has an obligation to provide up to $40.0 million in credit enhancements to guarantee a portion of the third party construction financing.  As of November 4, 2003, the Company had set-aside $20.0 million towards this credit enhancement.  The Company would be required to perform under this agreement only if there was a material default under a third party construction mortgage agreement.  This agreement expires no later than December 31, 2018.  Notwithstanding the termination of the agreement, the Company shall have recourse against its development partner for any losses incurred.

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

In connection with one of its mergers, the Company executed a credit enhancement agreement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project.  The Company has the obligation to facilitate credit under this agreement for a period of eight years from the consummation of the merger or through May 2005.  The Company would be required to perform under this agreement only if there was a material default with respect to the tax-exempt bonds.  If there should be any default in connection with this agreement, the Company has the right, among other remedies, to select an alternate interest rate on the bonds.  As of September 30, 2003, this enhancement was still in effect at a commitment amount of $12.7 million and no outstanding liability.

16.                               Asset Impairment

For both the nine months ended September 30, 2003 and 2002, the Company recorded $0.9 million of asset impairment charges related to its technology investments.  These charges were the result of a review of the existing investments reflected on the consolidated balance sheet.  These impairment losses are reflected on the consolidated statements of operations in total expenses and include the write-down of assets classified as other assets.

For the nine months ended September 30, 2002, the Company recorded approximately $17.1 million of asset impairment charges related to its corporate housing business.  Following the guidance in SFAS No. 142, these charges were the result of the Company’s decision to reduce the carrying value of its corporate housing business to $30.0 million, given the continued weakness in the economy and management’s expectations for near-term performance.  This impairment loss is reflected on the consolidated statements of operations as impairment on corporate housing business and on the consolidated balance sheets as a reduction in goodwill, net.

17.                               Reportable Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management.  Senior management decides how resources are allocated and assesses performance on a monthly basis.

The Company’s primary business is owning, managing, and operating multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents and includes Equity Corporate Housing (“ECH”).  Senior management evaluates the performance of each of our apartment communities on an individual basis; however, each of our apartment communities has similar economic characteristics, residents, and products and services so they have been aggregated into one reportable segment.  The Company’s rental real estate segment comprises approximately 99.2% and 99.5% of total revenues for the nine months ended September 30, 2003 and 2002, respectively, and approximately 99.3% and 99.4% of total revenues for the quarters ended September 30, 2003 and 2002, respectively.  The Company’s rental real estate segment comprises approximately 99.7% of total assets at both September 30, 2003 and December 31, 2002.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying statements of operations).  The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities.  Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance.  NOI from our rental real estate totaled approximately $810.5 million and $840.1 million for the nine months ended September 30, 2003 and 2002, respectively, and approximately $270.8 million and $277.0 million for the quarters ended September 30, 2003 and 2002, respectively.

During the acquisition, development and/or disposition of real estate, the Company considers its NOI return on total investment as the primary measure of financial performance.

The Company’s fee and asset management activity is immaterial and does not meet the threshold requirements of a reportable segment as provided for in SFAS No. 131.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the nine months ended September 30, 2003 or 2002.

18.                               Subsequent Events/Other

Subsequent to September 30, 2003 and through November 4, 2003, the Company:

•                  Acquired two properties consisting of 432 units for approximately $79.2 million;

•                  Assumed $9.6 million of mortgage debt on certain properties in connection with their acquisitions and/or consolidation;

•                  Disposed of four properties and various individual condominium units consisting of 561 units for approximately $28.4 million;

•                  Repaid $23.5 million of mortgage debt;

•                  Relinquished $7.0 million of mortgage debt assumed by the purchaser on disposed properties;

•                  Repaid $40.0 million of 6.875% fixed rate public notes at maturity; and

•                  Purchased a third party’s $20.0 million participation interest in a floating rate construction loan secured by one of the Company’s unconsolidated development properties.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Forward-looking statements and related uncertainties are also included in Notes 6 and 12 to the Notes to Consolidated Financial Statements in this report.

Results of Operations

The following table summarizes the number of properties and related units for the periods presented:

	Properties	Units	Purchase / Sale Price $ Millions
At December 31, 2001	1,076	224,801
Q1/Q2/Q3 2002 Acquisitions	10	3,053	$245.4
Ft. Lewis Military Housing	1	3,652
Q1/Q2/Q3 2002 Dispositions	(35)	(6,046)	$338.9
Q1/Q2/Q3 2002 Completed Developments	7	1,966
At September 30, 2002	1,059	227,426
Q4 2002 Acquisitions	2	581	$44.5
Q4 2002 Dispositions	(23)	(4,667)	$207.3
Q4 2002 Completed Developments	1	235
Q4 2002 Unit Configuration Changes	—	16
At December 31, 2002	1,039	223,591
Q1/Q2/Q3 2003 Acquisitions	8	2,678	$389.7
Q1/Q2/Q3 2003 Dispositions	(63)	(15,996)	$803.2
Q1/Q2/Q3 2003 Completed Developments	6	1,745
Q1/Q2/Q3 2003 Unit Configuration Changes	—	129
At September 30, 2003	990	212,147

Significant changes in revenues between the nine months and quarters presented have resulted primarily from reduced rental income through increased concessions or reduced apartment rents and occupancy at many of our properties.  Significant changes in expenses have resulted from increases in property and maintenance expenses including payroll, maintenance, building, utilities and leasing and advertising as well as real estate taxes, partially offset by decreases in property management expenses.  In addition, the Company’s acquisition, disposition and completed development activity has impacted overall results of operations for the nine months and quarters ended September 30, 2003 and 2002.  These changes are discussed in greater detail in the following paragraphs.

Properties that the Company owned for the entire nine month periods ended September 30, 2003 as well as September 30, 2002 (the “Nine-Month 2003 Same Store Properties”), which represented 179,233 units and properties that the Company owned for all of both the quarters ended September 30, 2003 and September 30, 2002 (the “Third Quarter 2003 Same Store Properties”), which represented 181,656 units, also impacted the Company’s results of operations.  Both the Nine-Month 2003 Same Store Properties and Third Quarter 2003 Same Store Properties are discussed in the following paragraphs.

Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002

For the nine months ended September 30, 2003, income before allocation to Minority Interests, loss from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities and discontinued operations decreased by approximately $15.4 million when compared to the nine months ended September 30, 2002.

Revenues from the Nine-Month 2003 Same Store Properties decreased primarily as a result of lower overall physical occupancy, increased concessions and lower rental rates charged to both new and renewal residents.  Property operating expenses from the Nine-Month 2003 Same Store Properties increased primarily due to higher payroll, maintenance, utility, real estate taxes, leasing and advertising and building costs.  The following tables provide comparative revenue, expense, net operating income (“NOI”) and weighted average occupancy for the Nine-Month 2003 Same Store Properties (NOI represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense):

September YTD 2003 vs. September YTD 2002

For Nine-Month Same Store Properties

$ in Millions – 179,233 Same-Store Units

Description	Revenues		Expenses	NOI

YTD 2003	$1,279.4		$508.7	$770.7
YTD 2002	$1,316.2		$482.6	$833.6
Change	$(36.8)		$26.1	$(62.9)
Change	(2.8%	)	5.4%	(7.5%	)

Same Store Occupancy Statistics

YTD 2003	93.0%
YTD 2002	94.0%
Change	(1.0%)

The Company’s primary financial measure for evaluating each of its apartment communities is NOI.  The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities.

For properties that the Company acquired prior to January 1, 2002 and expects to continue to own through December 31, 2003, the Company anticipates the following same store results for the full year ending December 31, 2003:

2003 Same Store Assumptions

Physical Occupancy	93.0%
Revenue Change	(2.3%)
Expense Change	5.2%
NOI Change	(6.7%)
Dispositions	$1.0 to $1.2 billion

For properties that the Company acquired prior to January 1, 2003 and expects to continue to own through December 31, 2004, the Company anticipates the following same store results for the full year ending December 31, 2004:

2004 Same Store Assumptions

Physical Occupancy	93.0%
Revenue Change	(0.75%) to 1.50%
Expense Change	3.0% to 4.0%
NOI Change	(4.0%) to 0.5%
Dispositions	$800.0 million

These 2003 and 2004 assumptions are based on current expectations and are forward-looking.

Rental income from properties other than Nine-Month 2003 Same Store Properties increased by approximately $34.0 million primarily as a result of revenue from properties acquired in 2002 and 2003 and additional Partially Owned Properties consolidated in the fourth quarter of 2002 and the first nine months of 2003.

Fee and asset management revenues, net of fee and asset management expenses, increased by $3.9 million primarily as a result of additional income allocated from Ft. Lewis Military Housing.  As of September 30, 2003 and 2002, the Company managed 18,897 units and 20,142 units, respectively, for third parties and unconsolidated entities.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to third party management companies.  These expenses decreased by approximately $7.3 million or 13.0%.  This decrease is primarily attributable to a reversal of a profit sharing accrual in the first quarter of 2003 related to the 2002 calendar year as the Company didn’t achieve its stated goals and management elected not to make a discretionary contribution to the plan.  In addition, the Company recorded lower expense in connection with granting less restricted shares and reducing the expense associated with the Company’s matched funding of its 401(k) plan during the first nine months of 2003 and not incurring an expense for any 2003 profit sharing.

Depreciation expense, which includes depreciation on non-real estate assets, increased $19.1 million primarily as a result of properties acquired after September 30, 2002 and additional depreciation on capital expenditures for all properties owned.

General and administrative expenses, which include corporate operating expenses, decreased approximately $4.1 million between the periods under comparison.  This decrease was primarily due to lower expenses recorded in connection with granting less restricted shares to employees during the first nine months of 2003 offset by approximately a $3.4 million increase related to the Company’s decision to expense its stock based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148).  In addition, lower state income and franchise taxes also contributed to this decrease.

The Company recorded impairment charges on its technology investments and its corporate housing business of approximately $0.9 million and $18.0 million for the nine months ended September 30, 2003 and 2002, respectively.  See Note 16 in the Notes to Consolidated Financial Statements for further discussion.

Interest and other income increased by approximately $2.2 million, primarily as a result of higher cash balances available for short-term investments throughout 2003.

Interest expense, including amortization of deferred financing costs, decreased approximately $6.0 million primarily due to lower variable interest rates.  During the nine months ended September 30, 2003, the Company capitalized interest costs of approximately $16.0 million as compared to $19.4 million for the nine months ended September 30, 2002.  This capitalization of interest primarily related to equity investments in unconsolidated entities engaged in development activities.  The effective interest cost on all indebtedness for the nine months ended September 30, 2003 was 6.37% as compared to 6.60% for the nine months ended September 30, 2002.

Loss from investments in unconsolidated entities increased approximately $1.8 million between the periods under comparison.  This increase is primarily the result of increased operating losses from equity investments partially offset by unrealized gains on derivative instruments.

Net gain on sales of discontinued operations increased approximately $157.8 million between the periods under comparison.  This increase is primarily the result of a greater number of properties sold during the nine months ended September 30, 2003, as well as the fact that several properties were more fully depreciated.

Discontinued operations, net, decreased approximately $32.8 million between the periods under comparison.  See Note 14 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the quarter ended September 30, 2003 to the quarter ended September 30, 2002

For the quarter ended September 30, 2003, income before allocation to Minority Interests, loss from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities and discontinued operations increased by approximately $12.0 million when compared to the quarter ended September 30, 2002.

Revenues from the Third Quarter 2003 Same Store Properties decreased primarily as a result of lower overall physical occupancy, increased concessions and lower rental rates charged to both new and renewal residents.  Property operating expenses from the Third Quarter 2003 Same Store Properties increased mainly due to higher payroll, maintenance, utility, real estate taxes, building and leasing and advertising costs.  The following tables provide comparative revenue, expense, NOI and weighted average occupancy for the Third Quarter 2003 Same Store Properties:

Third Quarter 2003 vs. Third Quarter 2002

For Third Quarter 2003 Same Store Properties

$ in Millions – 181,656 Same-Store Units

Description	Revenues	Expenses	NOI

Q3 2003	$433.8	$176.3	$257.5
Q3 2002	$442.2	$169.1	$273.1
Change	$(8.4)	$7.2	$(15.6)
Change	(1.9%)	4.3%	(5.7%)

Same Store Occupancy Statistics

Q3 2003	93.5%
Q3 2002	93.9%
Change	(0.4%)

Rental income from properties other than Third Quarter 2003 Same Store Properties increased by approximately $11.9 million primarily as a result of revenue from properties acquired in the fourth quarter of 2002 and throughout 2003.

Fee and asset management revenues, net of fee and asset management expenses, increased by $0.3 million primarily as a result of income from Ft. Lewis Military Housing.  As of September 30, 2003 and 2002, the Company managed 18,897 units and 20,142 units, respectively, for third parties and unconsolidated entities.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to third party management companies.  These expenses decreased by approximately $1.8 million or 9.8%.  The Company recorded lower expense in connection with granting less restricted shares and reducing the expense associated with the Company’s matched funding of its 401(k) plan during the first nine months of 2003 and not incurring an expense for any 2003 profit sharing.

Depreciation expense, which includes depreciation on non-real estate assets, increased $6.0 million primarily as a result of properties acquired after September 30, 2002 and additional depreciation on capital expenditures for all properties owned.

General and administrative expenses, which include corporate operating expenses, decreased approximately $2.0 million between the periods under comparison.  This decrease was primarily due to lower expenses recorded in connection with granting less restricted shares to employees and lower accrued expenses related to deferred compensation during the quarter ended September 30, 2003 offset by a $0.6 million increase related to the Company’s decision to expense its stock based compensation.

The Company recorded impairment charges on its technology investments and corporate housing business of approximately $0.3 million and $17.4 million for the quarters ended September 30, 2003 and 2002, respectively.  See Note 16 in the Notes to Consolidated Financial Statements for further discussion.

Interest and other income increased by approximately $4.4 million, primarily as a result of higher cash balances available for short-term investments.

Interest expense, including amortization of deferred financing costs, decreased approximately $0.4 million primarily due to lower variable interest rates.  During the quarter ended September 30, 2003, the Company capitalized interest costs of approximately $5.1 million as compared to $7.1 million for the quarter ended September 30, 2002.  This capitalization of interest primarily related to equity investments in unconsolidated entities engaged in development activities.  The effective interest cost on all indebtedness for the quarter ended September 30, 2003 was 6.32% as compared to 6.52% for the quarter ended September 30, 2002.

Loss from investments in unconsolidated entities decreased approximately $0.1 million between the periods under comparison.  This decrease is primarily the result of unrealized gains on derivative instruments.

Net gain on sales of discontinued operations increased approximately $45.2 million between the periods under comparison.  This increase is primarily the result of a greater number of properties sold during the quarter ended September 30, 2003, as well as the fact that several properties were more fully depreciated.

Discontinued operations, net, decreased approximately $11.1 million between the periods under comparison.  See Note 14 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

As of January 1, 2003, the Company had approximately $29.9 million of cash and cash equivalents and $499.2 million available under its line of credit (net of $60.8 million which was restricted/dedicated to support letters of credit and not available for borrowing).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at September 30, 2003 was approximately $372.6 million and the amount available on the Company’s line of credit was $643.0 million (net of $57.0 million which was restricted/dedicated to support letters of credit and not available for borrowing).

During the nine months ended September 30, 2003, the Company generated proceeds from various transactions, which included the following:

•                  Disposed of sixty-three properties (including two Unconsolidated Properties) and received net proceeds of approximately $759.0 million;

•                  Issued $400.0 million of 5.20% fixed rate unsecured debt receiving net proceeds of $397.5 million;

•                  Issued $150.0 million of 6.48% Series N Cumulative Redeemable Preferred Shares and received net proceeds of $145.3 million;

•                  Obtained $48.7 million in new mortgage financing; and

•                  Issued approximately 2.7 million Common Shares and received net proceeds of $56.2 million.

All of these proceeds were primarily utilized to:

•                  Purchase additional properties;

•                  Repay mortgage indebtedness on selected properties;

•                  Repay the line of credit;

•                  Repay public unsecured debt; and

•                  Redeem the Series L Preferred Shares.

During the nine months ended September 30, 2003, the Company:

•                  Acquired eight properties, and two additional units at an existing property, utilizing cash of $308.7 million;

•                  Repaid $235.2 million of mortgage loans;

•                  Repaid $140.0 million on its line of credit;

•                  Repaid $100.0 million of floating rate public notes at maturity;

•                  Repaid $4.5 million of other unsecured notes; and

•                  Redeemed $100.0 million of 7.625% Series L Cumulative Redeemable Preferred Shares at liquidation value.

Depending on its analysis of market prices, economic conditions, and other opportunities for the investment of available capital, the Company may repurchase up to an additional $85.0 million of its Common Shares pursuant to its existing share buyback program authorized by the Board of Trustees.  The Company did not repurchase any of its Common Shares during the nine months ended September 30, 2003.

The Company’s total debt summary and debt maturity schedule as of September 30, 2003, are as follows:

Debt Summary

	As of 9/30/03 $ Millions (1)	For the Nine Months Ended 9/30/03 Weighted Average Rate (1)
Secured	$2,819	5.84%
Unsecured	2,748	6.39%
Total	$5,567	6.11%

Fixed Rate	$4,835	6.64%
Floating Rate	732	2.25%
Total	$5,567	6.11%

Above Totals Include:
Tax Exempt:
Fixed	$383	4.31%
Floating	568	1.83%
Total	$951	3.02%

Unsecured Revolving Credit Facility	$—	1.85%

(1) Net of the effect of any derivative instruments.

Debt Maturity Schedule as of September 30, 2003

Year	$ Millions	% of Total
2003	$121	2.2%
2004	600	10.8%
2005 (2)	594	10.7%
2006 (3)	490	8.8%
2007	297	5.3%
2008	488	8.8%
2009	247	4.4%
2010	197	3.5%
2011	689	12.4%
2012+	1,844	33.1%
Total	$5,567	100.0%

(2) Includes $300 million of unsecured debt with a final maturity of 2015 that is putable/callable in 2005.

(3) Includes $150 million of unsecured debt with a final maturity of 2026 that is putable in 2006.

On June 5, 2003, the Operating Partnership filed a Form S-3 registration statement with the SEC to register $2.0 billion of debt securities.  The SEC declared this registration statement effective on June 11, 2003.  In addition, the Operating Partnership carried over $280.0 million related to the registration statement effective on September 8, 2000.  As of September 30, 2003, $2.28 billion remained available for issuance under this registration statement.

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of September 30, 2003 is presented in the following table.  The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all OP Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange; (ii) the “Common Share Equivalent” of all convertible preferred shares and preference interests/units; and (iii) the liquidation value of all perpetual preferred shares and preference interests outstanding.

Capitalization as of September 30, 2003

Total Debt		$5,566,665,932

Common Shares & OP Units	297,291,121
Common Share Equivalents (see below)	14,881,326
Total Outstanding at quarter-end	312,172,447
Common Share Price at September 30, 2003	$29.28
		9,140,409,248
Perpetual Preferred Shares Liquidation Value		615,000,000
Perpetual Preference Interests Liquidation Value		211,500,000
Total Market Capitalization		$15,533,575,180

Debt/Total Market Capitalization		36%

Convertible Preferred Shares, Preference Interests

and Junior Preference Units

as of September 30, 2003

	Shares/Units	Conversion Ratio	Common Share Equivalents
Preferred Shares:
Series E	2,488,290	1.1128	2,768,969
Series G	1,264,692	8.5360	10,795,408
Series H	51,228	1.4480	74,178
Preference Interests:
Series H	190,000	1.5108	287,052
Series I	270,000	1.4542	392,634
Series J	230,000	1.4108	324,484
Junior Preference Units:
Series A	56,616	4.081600	231,084
Series B	7,367	1.020408	7,517

Total			14,881,326

The Company’s policy is to maintain a ratio of consolidated debt-to-total market capitalization of less than 50%.

From October 1, 2003 through November 4, 2003, the Company:

•                  Acquired two properties consisting of 432 units for approximately $79.2 million;

•                  Assumed $9.6 million of mortgage debt on certain properties in connection with their acquisitions and/or consolidation;

•                  Disposed of four properties and various individual condominium units consisting of 561 units for approximately $28.4 million;

•                  Repaid $23.5 million of mortgage debt;

•                  Relinquished $7.0 million of mortgage debt assumed by the purchaser on disposed properties;

•                  Repaid $40.0 million of 6.875% fixed rate public notes at maturity; and

•                  Purchased a third party's $20.0 million participation interest in a floating rate construction loan secured by one of the Company's unconsolidated development properties.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2003, the Company has 16 projects in various stages of development with estimated completion dates ranging through December 31, 2004.  The three development agreements currently in place have the following key terms:

•                  The first development partner has the right, at any time following completion of a project, to stipulate a value for such project and offer to sell its interest in the project to the Company based on such value.  If the Company chooses not to purchase the interest, it must agree to a sale of the project to an unrelated third party at such value.  The Company’s partner must exercise this right as to all projects within five years after the receipt of the final certificate of occupancy on the last developed property.   In connection with this development partner, the Company has an obligation to provide up to $40.0 million in credit enhancements to guarantee a portion of the third party construction financing.  As of November 4, 2003, the Company had set-aside $20.0 million towards this credit enhancement.  The Company would be required to perform under this agreement only if there was a material default under a third party construction mortgage agreement.  This agreement expires no later than December 31, 2018.  Notwithstanding the termination of the agreement, the Company shall have recourse against its development partner for any losses incurred.

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

In connection with one of its mergers, the Company executed a credit enhancement agreement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project.  The Company has the obligation to facilitate credit under this agreement for a period of eight years from the consummation of the merger or through May 2005.  The Company would be required to perform under this agreement only if there was a material default with respect to the tax-exempt bonds.  If there should be any default in connection with this agreement, the Company has the right, among other remedies, to select an alternate interest rate on the bonds.  As of November 4, 2003, this enhancement was still in effect at a commitment amount of $12.7 million and no outstanding liability.

See also Note 2 and Note 7 and the third paragraph of Note 15 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in unconsolidated entities.

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

For the nine months ended September 30, 2003, our actual improvements to real estate totaled approximately $128.5 million.  This includes the following detail (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate

For the Nine Months Ended September 30, 2003

	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit

Established Properties (2)	169,402	$44,960	$265	$53,768	$317	$98,728	$582
New Acquisition Properties (3)	11,447	1,786	180	3,520	354	5,306	534
Other (4)	8,245	8,833		15,612		24,445
Total	189,094	$55,579		$72,900		$128,479

(1)          Total units exclude 23,053 unconsolidated units.

(2)          Wholly Owned Properties acquired prior to January 1, 2001.

(3)          Wholly Owned Properties acquired during 2001, 2002 and 2003.  Per unit amounts are based on a weighted average of 9,931 units.

(4)          Includes properties either Partially Owned or sold during the period, commercial space, condominium conversions and $3.6 million included in building improvements spent on five specific assets related to major renovations and repositioning of these assets.

The Company expects to fund approximately $30.0 million for capital expenditures for replacements and building improvements for all consolidated properties for the remainder of 2003.

During the nine months ended September 30, 2003, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, was approximately $2.3 million.  The Company expects to fund approximately $1.6 million in total additions to non-real estate property for the remainder of 2003.

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

See Note 12 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at September 30, 2003.

Other

Minority Interests as of September 30, 2003 decreased by $6.7 million when compared to December 31, 2002.  The primary factors that impacted this account in the Company’s consolidated statements of operations and balance sheets during the nine months ended September 30, 2003 were:

•                  Distributions declared to Minority Interests, which amounted to $28.8 million (excluding Junior Preference Unit and Preference Interest distributions);

•                  The allocation of income from operations to holders of OP Units in the amount of $27.4 million;

•                  The allocation of income from operations to Partially Owned Properties in the amount of $0.1 million;

•                  The issuance of 159,427 OP Units to various limited partners at an average price of $27.48 per unit;

•                  The issuance of Common Shares; and

•                  The conversion of OP Units into Common Shares.

Total distributions paid in October 2003 amounted to $147.8 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the third quarter ended September 30, 2003.

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

The Company has a revolving credit facility with potential borrowings of up to $700.0 million.    This facility matures in May 2005 and may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements.  As of November 4, 2003, no amounts were outstanding under this facility.

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

SFAS No. 148 provides three transition methods for entities that adopt the fair value recognition provisions of SFAS No. 123.  The Company has chosen to use the “Prospective Method”.  This method requires that companies apply the recognition provisions of SFAS No. 123 to only employee awards granted or modified after the beginning of the fiscal year in which the recognition provisions are first applied, or January 1, 2003.  Compensation expense under all of the Company’s plans is generally recognized over periods ranging from three months to five years.  Therefore, the cost related to stock-based employee compensation included in the determination of net income for the nine months and quarter ended September 30, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.  See Note 2 in the Notes to Consolidated Financial Statements for further discussion and comparative information regarding application of the fair value method to all outstanding employee awards.

Funds From Operations

For the nine months ended September 30, 2003, Funds From Operations (“FFO”) available to Common Shares and OP Units decreased $39.8 million, or 7.3%, as compared to the nine months ended September 30, 2002.

For the quarter ended September 30, 2003, FFO available to Common Shares and OP Units increased $4.4 million, or 2.7%, as compared to the quarter ended September 30, 2002.

The following is a reconciliation of net income to FFO available to Common Shares and OP Units for the nine months and quarters ended September 30, 2003 and 2002:

Funds From Operations

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2003	2002	2003	2002
Net income	$409,011	$302,836	$137,273	$88,661
Net income allocation to Minority Interests – Operating Partnership	27,434	19,067	9,153	5,283
Adjustments:
Depreciation	341,723	322,615	115,346	109,331
Depreciation – Non-real estate additions	(6,524)	(6,823)	(1,926)	(2,250)
Depreciation – Partially Owned Properties	(6,240)	(5,710)	(2,124)	(1,959)
Depreciation – Unconsolidated Properties	15,618	14,468	5,468	5,563
Net (gain) loss on sales of unconsolidated entities	(4,673)	626	2	5,872
Discontinued Operations:
Depreciation	13,175	30,591	2,160	9,029
Net gain on sales of depreciable property	(211,488)	(60,011)	(73,383)	(32,435)

FFO (1)(2)	578,036	617,659	191,969	187,095

Preferred distributions	(73,115)	(72,969)	(24,698)	(24,188)

FFO available to Common Shares and OP Units	$504,921	$544,690	$167,271	$162,907

(1)                               The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) (April 2002 White Paper) as net income (computed in accordance with accounting principles generally accepted in the United States), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.  The April 2002 White Paper states that gain or loss on sales of property is excluded from FFO for previously depreciated operating properties only.  Once the Company commences the conversion of units to condominiums, it simultaneously discontinues depreciation of such property.  Accordingly, the Company included in FFO its incremental gains or losses from the sale of condominium units to third parties, which represented net gains of $7,487 and $1,198 for the nine months ended September 30, 2003 and 2002, respectively, and $4,600 and $328 for the quarters ended September 30, 2003 and 2002, respectively.  Effective January 1, 2003, the Company no longer adds back impairment losses when computing FFO in accordance with NAREIT’s definition.  As a result, FFO for the nine months and quarter ended September 30, 2002 have been reduced by $17,994 and $17,413, respectively, to conform to the current year presentation.

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

Item 4. Disclosure Controls and Procedures

Effective as of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information.  During the fiscal quarter ended September 30, 2003, there were no changes to the internal controls over financial reporting of the Company identified in connection with the Company’s evaluation or otherwise that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.                                                OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party to a class action lawsuit in Florida state court alleging that several of the types of fees that the Company charged when residents breached their leases were illegal, as are all efforts to collect them.  We are vigorously contesting the plaintiffs' claims and will seek immediate appellate review of the recent class action certification decision.  Due to the preliminary nature of the litigation, it is not possible to determine or predict the outcome.  While no assurances can be given, we do not believe that this lawsuit, if adversely determined, will have a material adverse effect on the Company.

Except as disclosed above, there have been no new or significant developments related to the legal proceedings that were discussed in Part I, Item III of the Company’s Form 10-K for the year ended December 31, 2002.

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

(B)                                Reports Filed on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	November 13, 2003	By:	/s/	David J. Neithercut
David J. Neithercut
Executive Vice President and
Chief Financial Officer

Date:	November 13, 2003	By:	/s/	Michael J. McHugh
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