Form 10-K
period 2003-12-31
EQUITY RESIDENTIAL
filed 2004-03-12
CIK 906107

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 2003

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

Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

The aggregate market value of Common Shares held by non-affiliates of the Registrant was approximately $7.1 billion based upon the closing price on June 30, 2003 of $25.95 using beneficial ownership of shares rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting shares owned by Trustees and Executive Officers, some of who may not be held to be affiliates upon judicial determination.

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on January 31, 2004 was 278,543,863.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information to be contained in the Company’s definitive proxy statement, which the Company anticipates will be filed no later than April 29, 2004, and thus these items have been omitted in accordance with General Instruction G (3) to Form 10-K.

EQUITY RESIDENTIAL

Item 1.  Business

General

Equity Residential (“EQR”), formed in March 1993, is a fully integrated real estate company engaged in the acquisition, development, ownership, management and operation of multifamily properties.  EQR has elected to be taxed as a real estate investment trust (“REIT”).

The Company is one of the largest publicly traded REIT’s and is the largest publicly traded REIT owner of multifamily properties (based on the aggregate market value of its outstanding Common Shares, the number of apartment units wholly owned and total revenues earned).  The Company’s corporate headquarters are located in Chicago, Illinois and the Company also leases (under operating leases) approximately thirty-five divisional, regional and area property management offices throughout the United States.

EQR is the general partner of, and as of December 31, 2003 owned an approximate 92.7% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”).  The Operating Partnership is, directly or indirectly, a partner, member or shareholder of numerous partnerships, limited liability companies and corporations which have been established primarily to own fee simple title to multifamily properties or to conduct property management activities and other businesses related to the ownership and operation of multifamily residential real estate.  References to the “Company” include EQR, the Operating Partnership and each of the partnerships, limited liability companies and corporations controlled by the Operating Partnership or EQR.

As of December 31, 2003, the Company owned or had investments in 968 properties in 34 states consisting of 207,506 units.  The ownership breakdown includes:

	Properties	Units
Wholly Owned Properties	849	178,150
Partially Owned Properties (Consolidated)	35	6,778
Unconsolidated Properties	84	22,578
	968	207,506

The Company has approximately 6,000 employees as of March 1, 2004.  An on-site manager, who supervises the on-site employees and is responsible for the day-to-day operations of the property, directs each of the Company’s properties.  An assistant manager and/or leasing staff generally assist the manager.  In addition, a maintenance director at each property supervises a maintenance staff and/or contractors whose responsibilities include a variety of tasks, including responding to service requests, preparing vacant apartments for the next resident and performing preventive maintenance procedures year-round.

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

Financing Strategies

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2003 is presented in the following table.  The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all OP Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange; (ii) the “Common Share Equivalent” of all convertible preferred shares and preference interests/units; and (iii) the liquidation value of all perpetual preferred shares and preference interests outstanding.

Capitalization as of December 31, 2003

Total Debt		$5,360,488,661

Common Shares & OP Units	299,551,617
Common Share Equivalents (see below)	3,598,234
Total Outstanding at year-end	303,149,851
Common Share Price at December 31, 2003	$29.51
		8,945,952,103
Perpetual Preferred Shares Liquidation Value		615,000,000
Perpetual Preference Interests Liquidation Value		211,500,000
Total Market Capitalization		$15,132,940,764

Total Debt/Total Market Capitalization		35%

Convertible Preferred Shares, Preference Interests
and Junior Preference Units
as of December 31, 2003

	Shares/Units	Conversion Ratio	Common Share Equivalents
Preferred Shares:
Series E	2,192,490	1.1128	2,439,803
Series H	44,028	1.4480	63,753
Preference Interests:
Series H	190,000	1.5108	287,052
Series I	270,000	1.4542	392,634
Series J	230,000	1.4108	324,484
Junior Preference Units:
Series A	20,333	4.081600	82,991
Series B	7,367	1.020408	7,517

Total			3,598,234

The Company’s policies are to maintain a ratio of consolidated debt-to-total market capitalization of less than 50% and that EQR shall not incur indebtedness other than short-term trade, employee compensation or similar indebtedness that will be paid in the ordinary course of business.

Equity Offerings For the Years Ended December 31, 2003, 2002 and 2001

During 2003, the Company:

•                  Issued 600,000 Series N Cumulative Redeemable Preferred Shares with a liquidation value of $150.0 million and received net proceeds of approximately $145.3 million.

•                  Issued 3,249,555 Common Shares pursuant to its Share Incentive Plans and received net proceeds of approximately $68.4 million.

•                  Issued 289,274 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $6.3 million.

During 2002, the Company:

•                  Issued 1,435,115 Common Shares pursuant to its Share Incentive Plans and received net proceeds of approximately $29.6 million.

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

During 2001, the Company:

•                  Issued 3,187,217 Common Shares pursuant to its Share Incentive Plans and received net proceeds of approximately $65.4 million.

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

•                  Issued 33,106 Common Shares pursuant to its Share Purchase - DRIP Plan and received net proceeds of approximately $0.9 million.

•                  Issued 42,649 Common Shares pursuant to its Dividend Reinvestment – DRIP Plan and received net proceeds of approximately $1.2 million.

In February 1998, the Company filed and the SEC declared effective a Form S-3 Registration Statement to register $1.0 billion of equity securities.  In addition, the Company carried over $272.4 million related to a prior registration statement.  As of February 4, 2004, $956.5 million in equity securities remained available for issuance under this registration statement.

In May 2002, the Company’s shareholders approved the Company’s 2002 Share Incentive Plan.  In January 2003, the Company filed a Form S-8 registration statement to register 23,125,828 Common Shares under this plan.  As of January 1, 2004, 22,736,239 shares are available for issuance under this plan.

Cumulative through December 31, 2003, the Company, through a subsidiary of the Operating Partnership, issued various series of Preference Interests (the “Preference Interests”) with an equity value of $246.0 million receiving net proceeds of $239.9 million.

Debt Offerings For the Years Ended December 31, 2003, 2002 and 2001

During 2003:

•                  The Operating Partnership issued $400.0 million of redeemable unsecured fixed rate notes (the “April 2013 Notes”) in a public debt offering in March 2003.  The April 2013 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis.  The April 2013 Notes are due April 1, 2013.  The annual interest rate on the April 2013 Notes is 5.20%, which is payable semiannually in arrears on April 1 and October 1, commencing October 1, 2003.  The Operating Partnership received net proceeds of approximately $397.5 million in connection with this issuance.

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

In June 2003, the Operating Partnership filed and the SEC declared effective a Form S-3 registration statement to register $2.0 billion of debt securities.  In addition, the Operating Partnership carried over $280.0 million related to a prior registration statement.  As of February 4, 2004, $2.28 billion in debt securities remained available for issuance under this registration statement.

Credit Facilities

In May 2002, the Company obtained a new three-year $700.0 million unsecured revolving credit facility maturing May 29, 2005.  The new line of credit replaced the $700.0 million unsecured revolving credit facility that was scheduled to expire in August 2002.  The prior existing revolving credit facility was terminated upon the closing of the new facility.  Advances under the new credit facility bear interest at variable rates based upon LIBOR at various interest periods, plus a spread dependent upon the Operating Partnership’s credit rating, or based upon bids received from the lending group.  As of December 31, 2003, $10.0 million was outstanding and $56.7 million was restricted (dedicated to support letters of credit and not available for borrowing) on the line of credit.  During the year ended December 31, 2003, the weighted average interest rate on borrowings under the line of credit was 1.85%.

Business Combinations

In January 2002, the Company sold the former Globe Business Resources, Inc. (“Globe”) furniture rental business it acquired in July 2000 for approximately $30.0 million in cash, which approximated the net book value at the sale date.  The Company has retained ownership of the former Globe short-term furnished housing business, which is now known as Equity Corporate Housing (“ECH”).

For the year ended December 31, 2002, the Company recorded approximately $17.1 million of asset impairment charges related to ECH.  Following the guidance in SFAS No. 142, these charges were the result of the Company’s decision to reduce the carrying value of ECH to $30.0 million, given the continued weakness in the economy and management’s expectations for near-term performance and were determined based upon a discounted cash flow analysis of the business.  This impairment loss is reflected on the consolidated statements of operations as impairment on corporate housing business and on the consolidated balance sheets as a reduction in goodwill, net.

Competition

All of the properties are located in developed areas that include other multifamily properties.  The number of competitive multifamily properties in a particular area could have a material effect on the Company’s ability to lease units at the properties or at any newly acquired properties and on the rents charged.  The Company may be competing with other entities that have greater resources than the Company and whose managers have more experience than the Company’s managers.  In addition, other forms of rental properties and single-family housing provide housing alternatives to potential residents of multifamily properties.   Throughout 2002 and 2003, historically low mortgage interest rates coupled with increased residential construction and single-family home sales have had an adverse competitive effect on the Company.

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

We May be Unable to Renew Leases or Relet Units as Leases Expire

When our residents decide not to renew their leases upon expiration, we may not be able to relet their units.  Even if the residents do renew or we can relet the units, the terms of renewal or reletting may be less favorable than current lease terms.  Because virtually all of our leases are for apartments, they are generally for terms of no more than one year.  If we are unable to promptly renew the leases or relet the units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected.  Consequently, our cash flow and ability to service debt and make distributions to security holders would be reduced.  As a result of general economic conditions and competitive factors discussed above, we have experienced a trend of declining rents and increased concessions when entering into new leases across our portfolio during the last two years.

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

Over the past three years, there have been an increasing number of lawsuits against owners and managers of multifamily properties other than the Company alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  Insurance carriers have reacted to these liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  We have adopted programs designed to minimize the existence of mold in any of our properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or the property.

We cannot be assured that existing environmental assessments of our properties reveal all environmental liabilities, that any prior owner of any of our properties did not create a material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more of our properties.

Insurance Policy Deductibles and Exclusions

In order to partially mitigate the substantial increase in insurance costs in recent years, management has determined to gradually increase deductible and self-insured retention amounts.  As of December 31, 2003, the Company's property insurance policy (for Wholly Owned Properties) provides for a per occurrence deductible of $250,000 and self insured retention of $5.0 million per occurrence, subject to a maximum annual aggregate self insured retention of $7.5 million.  The Company’s liability and worker’s compensation policies at December 31, 2003, provide for a $1.0 million per occurrence deductible.  While higher deductible and self-insured retention amounts expose the Company to greater potential uninsured losses, management believes that the savings in insurance premium expense justifies this increased exposure.

As a result of the terrorist attacks of September 11, 2001, insurance carriers have created exclusions for losses from terrorism from our “all risk” insurance policies.  While separate terrorism insurance coverage is available in certain instances, premiums for such coverage are generally very expensive, with very high deductibles.  Moreover, the terrorism insurance coverage that is available typically excludes coverage for losses from acts of foreign governments as well as nuclear, biological and chemical attacks.  At the present time, the Company has determined that it is not economically prudent to obtain terrorism insurance for its portfolio to the extent otherwise available, especially given the significant risks that are not covered by such insurance.  In the event of a terrorist attack impacting one or more of the properties, we could lose the revenues from the property, our capital investment in the property and possibly face liability claims from residents or others suffering injuries or losses. The Company believes, however, that the number and geographic diversity of its portfolio helps to mitigate its exposure to the risks associated with potential terrorist attacks.

Debt Financing, Preferred Shares and Preference Interests and Units Could Adversely Affect Our Performance

General

The Company’s total debt summary, as of December 31, 2003, included:

Debt Summary

	$ Millions *	Weighted Average Rate *
Secured	$2,694	5.80%
Unsecured	2,666	6.38%
Total	$5,360	6.08%

Fixed Rate	$4,610	6.65%
Floating Rate	750	2.24%
Total	$5,360	6.08%

Above Totals Include:
Tax Exempt:
Fixed	$343	4.38%
Floating	587	1.74%
Total	$930	3.01%

Unsecured Revolving Credit Facility	$10	1.85%

* Net of the effect of any derivative instruments.

In addition to debt, we have $919.1 million of combined liquidation value of outstanding preferred shares of beneficial interest and preference interests and units, with a weighted average dividend preference of 8.17% per annum, as of December 31, 2003.  Our use of debt and preferred equity financing creates certain risks, including the following:

Scheduled Debt Payments Could Adversely Affect Our Financial Condition

In the future, our cash flow could be insufficient to meet required payments of principal and interest or to pay distributions on our securities at expected levels.

We may not be able to refinance existing debt (which in virtually all cases requires substantial principal payments at maturity) and, if we can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness.  If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt.  As a result, we may be forced to postpone capital expenditures necessary for the maintenance of our properties and may have to dispose of one or more properties on terms that would otherwise be unacceptable to us.  The Company’s debt maturity schedule as of December 31, 2003 is as follows:

Debt Maturity Schedule

Year	$ Millions	% of Total
2004	$515	9.6%
2005(1)	605	11.3%
2006(2)	490	9.1%
2007	333	6.2%
2008	495	9.2%
2009	246	4.6%
2010	196	3.7%
2011	688	12.8%
2012	424	7.9%
2013+	1,368	25.6%
Total	$5,360	100.0%

(1) Includes $300 million of unsecured debt with a final maturity of 2015 that is putable/callable in 2005.

(2) Includes $150 million of unsecured debt with a final maturity of 2026 that is putable in 2006.

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

The mortgages on our properties may contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage.  In addition, our unsecured credit facilities contain certain customary restrictions, requirements and other limitations on our ability to incur indebtedness.  The indentures under which a substantial portion of our debt was issued also contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios, as well as limitations on our ability to incur secured and unsecured indebtedness (including acquisition financing), and to sell all or substantially all of our assets.  Our credit facility and indentures are cross-defaulted and also contain cross default provisions with other material indebtedness.  Our unsecured public debt covenants as of December 31, 2003 and 2002, respectively, are (terms are defined in the indentures):

Unsecured Public Debt Covenants

	As of 12/31/03	As of 12/31/02
Total Debt to Adjusted Total Assets (not to exceed 60%)	39.1%	39.8%

Secured Debt to Adjusted Total Assets (not to exceed 40%)	19.6%	21.1%

Consolidated Income Available For Debt Service To Maximum Annual Service Charges (must be at least 1.5 to 1)	2.90	3.18

Total Unsecured Assets to Unsecured Debt (must be at least 150%)	330.2%	334.8%

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

Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing

Our Consolidated Debt-to-Total Market Capitalization Ratio was 35% as of December 31, 2003.  We have a policy of incurring indebtedness for borrowed money only through the Operating Partnership and its subsidiaries and only if upon such incurrence our debt to market capitalization ratio would be approximately 50% or less.  Our degree of leverage could have important consequences to security holders.  For example, the degree of leverage could affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, making us more vulnerable to a downturn in business or the economy in general.

Rising Interest Rates Could Adversely Affect Cash Flow

Advances under our credit facility bear interest at variable rates based upon LIBOR at various interest periods, plus a spread dependent upon the Operating Partnership’s credit rating, or based upon bids received from the lending group.  Certain public issuances of our senior unsecured debt instruments may also, from time to time, bear interest at floating rates.  We may also borrow additional money with variable interest rates in the future.  Increases in interest rates would increase our interest expenses under these debt instruments and would increase the costs of refinancing existing indebtedness and of issuing new debt.  Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders.

We Depend on Our Key Personnel

We depend on the efforts of the Chairman of our Board of Trustees, Samuel Zell, and our executive officers, particularly Bruce W. Duncan, our President and Chief Executive Officer and Gerald A. Spector, our Chief Operating Officer.  If they resign, our operations could be temporarily adversely effected.  Mr. Zell has entered into executive compensation and retirement benefit agreements with the Company.  Mr. Duncan and Mr. Spector have entered into Deferred Compensation Agreements with the Company that under certain conditions could provide both with a salary benefit after their respective termination of employment with the Company.  In addition, Mr. Zell and Mr. Spector have entered into Noncompetition Agreements with the Company and Mr. Duncan’s Employment Agreement contains covenants not to compete in favor of the Company.

Control and Influence by Significant Shareholders Could be Exercised in a Manner Adverse to Other Shareholders

As of January 31, 2004, (1) Samuel Zell, the Chairman of the Board of the Company, and certain of the current holders of OP Units issued to affiliates of Mr. Zell owned in the aggregate approximately 3.2% of our common shares (Mr. Zell and these affiliates are described herein as the “Zell Original Owners”); and (2) our executive officers and trustees, excluding Mr. Zell (see disclosure above), owned approximately 3.8% of our common shares. These percentages assume all options are exercised for common shares and all OP Units are converted to common shares.  In addition, the consent of certain affiliates of Mr. Zell is required for certain amendments to the Fifth Amended and Restated Agreement of Limited Partnership of ERP Operating Limited Partnership (the “Partnership Agreement”).  As a result of their security ownership and rights concerning amendments to the Partnership Agreement, the Zell affiliates may have substantial influence over the Company.  Although these security holders have not agreed to act together on any matter, they would be in a position to exercise even more influence over the Company’s affairs if they were to act together in the future.  This influence could conceivably be exercised in a manner that is inconsistent with the interests of other security holders.

Shareholders’ Ability to Effect Changes in Control of the Company is Limited

Provisions of Our Declaration of Trust and Bylaws Could Inhibit Changes in Control

Certain provisions of our Declaration of Trust and Bylaws may delay or prevent a change in control of the Company or other transactions that could provide the security holders with a premium over the then-prevailing market price of their securities or which might otherwise be in the best interest of our security holders.  This includes the 5% Ownership Limit described below.  See “We Have a Share Ownership Limit for REIT Tax Purposes.”  Also, any future series of preferred shares of beneficial interest may have certain voting provisions that could delay or prevent a change of control or other transactions that might otherwise be in the interest of our security holders.

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

Our Preferred Shares of Beneficial Interest May Affect Changes in Control

Our Declaration of Trust authorizes the Board of Trustees to issue up to 100 million preferred shares of beneficial interest, and to establish the preferences and rights (including the right to vote and the right to convert into common shares) of any preferred shares issued.  The Board of Trustees may use its powers to issue preferred shares and to set the terms of such securities to delay or prevent a change in control of the Company, even if a change in control were in the interest of security holders.  As of December 31, 2003, 5,496,518 preferred shares were issued and outstanding.

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

Annual Distribution Requirements.  To qualify as a REIT, we are generally required to distribute dividends, other than capital gain dividends, to our shareholders each year in an amount at least equal to 90% of our REIT taxable income.  These distributions must be paid either in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the prior year and if paid with or before the first regular dividend payment date after the declaration is made.  We intend to make timely distributions sufficient to satisfy our annual distribution requirements.  To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100% of our REIT taxable income, as adjusted, we are subject to tax on these amounts at regular corporate rates.   We will be subject to a 4% excise tax on the excess of the required distribution over the sum of amounts actually distributed and amounts retained for which federal income tax was paid, if we fail to distribute during each calendar year at least the sum of:  (1) 85% of our REIT ordinary income for the year; (2) 95% of our REIT capital gain net income for the year; and  (3) any undistributed taxable income from prior taxable years.  A REIT may elect to retain rather than distribute all or a portion of its net capital gains and pay the tax on the gains.  In that case, a REIT may elect to have its shareholders include their proportionate share of the undistributed net capital gains in income as long-term capital gains and receive a credit for their share of the tax paid by the REIT.  For purposes of the 4% excise tax described above, any retained amounts would be treated as having been distributed.

Ownership of Partnership Interests By Us.  As a result of our ownership of the Operating Partnership, we will be considered to own and derive our proportionate share of the assets and items of income of the Operating Partnership, respectively, for purposes of the REIT asset and income tests, including its share of assets and items of income of any subsidiaries that are partnerships or limited liability companies.

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

Taxation of Domestic Shareholders Subject to U.S. Tax

General.  If we qualify as a REIT, distributions made to our taxable domestic shareholders with respect to their common shares, other than capital gain distributions and distributions attributable to taxable REIT subsidiaries, will be treated as ordinary income to the extent that the distributions come out of earnings and profits.  These distributions will not be eligible for the dividends received deduction for shareholders that are corporations nor will they constitute “qualified dividends” under the Jobs and Growth Tax Relief Reconciliation Act of 2003, meaning that such dividends will be taxed at marginal rates applicable to ordinary income rather than the special capital gain rates applicable to qualified dividends paid to shareholders who satisfy applicable holding period requirements.  In determining whether distributions are out of earnings and profits, we will allocate our earnings and profits first to preferred shares and second to the common shares.  The portion of post 2002 ordinary dividends, which represent ordinary dividends we receive from a TRS, will be designated as qualified dividends to REIT shareholders.  Qualified dividends paid to noncorporate shareholders are eligible for preferential tax rates.

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

Generally, we will classify a portion of our designated capital gains dividend as a 20% rate gain distribution (pre-May 6, 2003), 15% rate gain distribution (post-May 5, 2003) and the remaining portion as an unrecaptured Section 1250 gain distribution.  As the names suggest, a 20% or 15% rate gain distribution would be taxable to taxable domestic shareholders that are individuals, estates or trusts at a maximum rate of 20% or 15%, depending upon the timing of the capital gain to the REIT.  An unrecaptured Section 1250 gain distribution would be taxable to taxable domestic shareholders that are individuals, estates or trusts at a maximum rate of 25%.

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

Item 2.  The Properties

As of December 31, 2003, the Company owned or had investments in 968 properties in 34 states consisting of 207,506 units.  The Company’s properties are more fully described as follows:

Type	Properties	Units	Average Units	December 31, 2003 Occupancy
Garden	614	162,828	265	92.4%
Mid/High-Rise	44	12,802	291	86.4%
Ranch	309	28,119	91	91.1%
Military Housing	1	3,757	3,757	95.4%
Total	968	207,506

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

The following tables set forth certain information by type and state relating to the Company’s properties at December 31, 2003:

GARDEN-STYLE PROPERTIES

State	Properties	Units	Percentage of Total Units	December 31, 2003 Occupancy
Alabama	5	896	0.43%	94.2%
Arizona	45	12,735	6.14	88.7
California	91	23,025	11.10	93.9
Colorado	29	8,175	3.94	91.1
Connecticut	22	2,633	1.27	94.4
Florida	75	22,158	10.68	93.7
Georgia	36	11,277	5.43	92.7
Illinois	7	2,360	1.14	93.2
Kansas	3	1,130	0.54	90.4
Maine	5	672	0.32	95.9
Maryland	23	5,419	2.61	93.7
Massachusetts	35	4,829	2.33	94.7
Michigan	8	2,388	1.15	90.9
Minnesota	17	3,819	1.84	90.9
Missouri	9	1,878	0.91	91.2
Nevada	3	1,220	0.59	90.1
New Hampshire	1	390	0.19	89.9
New Jersey	2	980	0.47	95.2
New Mexico	2	369	0.18	90.1
New York	1	300	0.14	91.9
North Carolina	31	8,299	4.00	92.9
Oklahoma	8	2,036	0.98	92.1
Oregon	10	3,604	1.74	92.5
Rhode Island	5	778	0.37	95.5
Tennessee	10	3,171	1.53	91.6
Texas	73	22,816	11.00	91.3
Virginia	14	4,696	2.26	93.3
Washington	41	10,089	4.86	90.4
Wisconsin	3	686	0.33	87.6

Total Garden-Style	614	162,828	78.47%
Average Garden-Style		265		92.4%

MID-RISE/HIGH RISE PROPERTIES

State	Properties	Units	Percentage of Total Units	December 31, 2003 Occupancy
California	3	873	0.42%	55.5%
Colorado	1	355	0.17	65.2
Connecticut	2	407	0.20	93.7
Florida	3	653	0.31	95.4
Georgia	1	322	0.16	91.0
Illinois	1	1,083	0.52	89.3
Massachusetts	12	3,253	1.57	93.4
Minnesota	1	163	0.08	94.5
New Jersey	5	1,365	0.66	87.2
Ohio	1	747	0.36	70.2
Oregon	1	525	0.25	88.5
Texas	3	596	0.29	90.7
Virginia	5	1,660	0.80	92.4
Washington	5	800	0.39	93.5

Total Mid-Rise/High-Rise	44	12,802	6.17%
Average Mid-Rise/High-Rise		291		86.4%

RANCH-STYLE PROPERTIES

Alabama	1	69	0.03%	100.0%
Florida	87	8,176	3.94	91.0
Georgia	53	4,428	2.13	89.6
Indiana	44	4,059	1.96	90.6
Kentucky	19	1,533	0.74	90.4
Maryland	4	414	0.20	96.2
Michigan	17	1,536	0.74	91.7
Ohio	75	7,102	3.42	92.2
Pennsylvania	5	469	0.23	88.3
South Carolina	2	187	0.09	93.0
Tennessee	2	146	0.07	93.2

Total Ranch-Style	309	28,119	13.55%
Average Ranch-Style		91		91.1%

MILITARY HOUSING PROPERTIES

Washington (Ft. Lewis)	1	3,757	1.81%	95.4%

Total Military Housing	1	3,757	1.81%
Average Military Housing		3,757		95.4%

Total Residential Portfolio	968	207,506	100%

The properties currently in various stages of development at December 31, 2003 are included in the following table.

DEVELOPMENT PROJECTS as of December 31, 2003

(Amounts in millions except for project and unit amounts)

	Location	Units	Estimated Development Cost	Funded as of 12/31/2003	Estimated Future Fundings	Total Fundings (1)	Estimated Completion Date

Unconsolidated Projects

Water Terrace I (Regatta I) (2)	Marina Del Rey, CA	450	$235.3	$73.0	—	$73.0	Completed
Watermarke	Irvine, CA	535	120.6	35.2	—	35.2	1Q 2004
Bella Vista I&II (Warner Ridge I&II)	Woodland Hills, CA	315	80.9	24.5	—	24.5	1Q 2004
Concord Center (2)	Concord, CA	259	52.3	13.1	—	13.1	Completed

2400 M Street	Washington, DC	333	104.2	37.2	—	37.2	2Q 2005
1111 25th Street (2440 M St.)	Washington, DC	140	37.5	11.3	—	11.3	4Q 2004
1210 Massachusetts Ave.	Washington, DC	142	36.3	9.1	—	9.1	2Q 2004
13th & N Street	Washington, DC	170	35.4	12.4	—	12.4	1Q 2004

North Pier at Harborside (2)	Jersey City, NJ	297	94.2	24.0	—	24.0	Completed
City View at the Highlands (Lombard)	Lombard, IL	403	67.1	16.8	—	16.8	1Q 2004
Ball Park Lofts (2)	Denver, CO	355	56.4	14.1	—	14.1	Completed
City Place (Westport) (2)	Kansas City, MO	288	34.7	8.7	—	8.7	Completed
Marina Bay II (2)	Quincy, MA	108	22.8	5.7	—	5.7	Completed

Total Projects	13	3,795	$977.7	$285.1	$0.0	$285.1

(1)                                  The Company generally funds between 25% and 35% of the estimated development cost for the unconsolidated projects (constituting 100% of the equity), with the remaining cost financed through third-party construction mortgages.

(2)                                  Properties were substantially complete as of December 31, 2003.  As such, these properties are also included in the outstanding property and unit counts.

Item 3.  Legal Proceedings

The Company is a party to a class action lawsuit in Florida state court alleging that several of the types of fees that the Company charged when residents breached their leases were illegal, as were all efforts to collect them.  The Company is vigorously contesting the plaintiffs’ claims and has sought immediate appellate review of the 2003 class action certification decision.  Due to the uncertainty of many critical factual and legal issues, including the viability of the case as a class action, it is not possible to determine or predict the outcome.  While no assurances can be given, the Company does not believe that this lawsuit, if adversely determined, will have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against the Company which, individually or in the aggregate, reasonably may be expected to have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.           Market for Registrant’s Common Equity and Related Shareholder Matters

The following table sets forth, for the years indicated, the high, low and closing sales prices for and the distributions paid on the Company’s Common Shares, which trade on the New York Stock Exchange under the trading symbol EQR.

		Sales Price
	High	Low	Closing	Distributions
2003
Fourth Quarter Ended December 31, 2003	$30.30	$28.03	$29.51	$0.4325
Third Quarter Ended September 30, 2003	$29.79	$25.69	$29.28	$0.4325
Second Quarter Ended June 30, 2003	$27.95	$24.05	$25.95	$0.4325
First Quarter Ended March 31, 2003	$25.99	$23.12	$24.07	$0.4325

		Sales Price
	High	Low	Closing	Distributions
2002
Fourth Quarter Ended December 31, 2002	$26.70	$21.55	$24.58	$0.4325
Third Quarter Ended September 30, 2002	$28.81	$22.40	$23.94	$0.4325
Second Quarter Ended June 30, 2002	$30.96	$27.90	$28.75	$0.4325
First Quarter Ended March 31, 2002	$29.33	$25.84	$28.74	$0.4325

The number of beneficial holders of Common Shares at January 31, 2004, was approximately 55,000.  The number of outstanding Common Shares as of January 31, 2004 was 278,543,863.

Item 6.           Selected Financial Data

The following table sets forth selected financial and operating information on a historical basis for the Company.  The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K.  The historical operating and balance sheet data have been derived from the historical Financial Statements of the Company.  All amounts have also been restated in accordance with the discontinued operations provisions of SFAS No. 144.  Certain capitalized terms as used herein are defined in the Notes to Consolidated Financial Statements.

CONSOLIDATED HISTORICAL FINANCIAL INFORMATION

(Financial information in thousands except for per share and property data)

	Year Ended December 31,
	2003	2002	2001	2000	1999
OPERATING DATA:

Total revenues from continuing operations	$1,823,298	$1,809,163	$1,844,003	$1,733,026	$1,508,648

Income from continuing operations	$211,558	$246,840	$304,683	$260,667	$224,489

Net income	$543,847	$421,313	$474,023	$549,451	$393,881

Net income available to Common Shares	$426,639	$324,162	$362,580	$437,510	$280,685

Earnings per share – basic:
Income from continuing operations available to Common Shares	$0.44	$0.60	$0.77	$0.67	$0.52
Net income available to Common Shares	$1.57	$1.19	$1.36	$1.69	$1.15
Weighted average Common Shares outstanding	272,337	271,974	267,349	259,015	244,350

Earnings per share – diluted:
Income from continuing operations available to Common Shares	$0.43	$0.59	$0.76	$0.67	$0.52
Net income available to Common Shares	$1.55	$1.18	$1.34	$1.67	$1.14
Weighted average Common Shares outstanding	297,041	297,969	295,213	291,266	271,310

Distributions declared per Common Share outstanding	$1.73	$1.73	$1.68	$1.575	$1.47

BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$12,874,379	$13,046,263	$13,016,183	$12,591,539	$12,238,963
Real estate, after accumulated depreciation	$10,578,366	$10,934,246	$11,297,338	$11,239,303	$11,168,476
Total assets	$11,466,893	$11,810,917	$12,235,625	$12,263,966	$11,715,689
Total debt	$5,360,489	$5,523,699	$5,742,758	$5,706,152	$5,473,868
Minority Interests	$600,929	$611,303	$635,822	$612,618	$456,979
Shareholders’ equity	$5,015,441	$5,197,123	$5,413,950	$5,619,547	$5,504,934

OTHER DATA:
Total properties (at end of period)	968	1,039	1,076	1,104	1,064
Total apartment units (at end of period)	207,506	223,591	224,801	227,704	226,317

Funds from operations available to Common
Shares and OP Units (1)(2)	$640,390	$719,265	$706,294	$719,580	$619,152

Cash flow provided by (used for):
Operating activities	$747,981	$888,938	$889,668	$841,826	$788,970
Investing activities	$330,366	$(49,297)	$57,429	$(563,175)	$(526,851)
Financing activities	$(1,058,643)	$(861,369)	$(919,266)	$(283,996)	$(236,967)

(1)       The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) (April 2002 White Paper) as net income (computed in accordance with accounting principles generally accepted in the United States), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. FFO has also been adjusted by preferred distributions and premium on redemption of preferred shares to arrive at FFO available to Common Shares and OP Units.  The April 2002 White Paper states that gain or loss on sales of property is excluded from FFO for previously depreciated operating properties only.  Once the Company commences the conversion of units to condominiums, it simultaneously discontinues depreciation of such property.  Accordingly, the Company included in FFO its incremental gains or losses from the sale of condominium units to third parties, which represented net gains of $10,280, $1,682 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively.  Effective January 1, 2003, the Company no longer adds back impairment losses when computing FFO in accordance with NAREIT’s definition.  As a result, FFO for the years ended December 31, 2002, 2001 and 2000 have been reduced by $18,284, $71,766 and $1,000, respectively, to conform to the current year presentation.   For the year ended December 31, 2001, FFO has been reduced by $5,324 to reflect the SEC’s clarification of EITF Topic D-42 regarding premiums on redemption of preferred shares.  See Item 7 for a reconciliation between net income and FFO.

(2)       The Company believes that FFO is helpful to investors as a supplemental measure of the operating performance of a real estate company because it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures.  FFO in and of itself does not represent net income or net cash flows from operating activities in accordance with GAAP.  Therefore, FFO should not be exclusively considered as an alternative to net income or to net cash flows from operating activities as determined by GAAP or as a measure of liquidity.  The Company’s calculation of FFO may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of the results of operations and financial condition of the Company should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Company’s ability to control the Operating Partnership and its subsidiaries other than entities owning interests in the Unconsolidated Properties and certain other entities in which the Company has investments, the Operating Partnership and each such subsidiary entity has been consolidated with the Company for financial reporting purposes.  Capitalized terms used herein and not defined are as defined elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2003.

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

•                  Sources of capital to the Company or labor and materials required for maintenance, repair, capital expenditure or development are more expensive than anticipated;

•                  Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction of multifamily housing, slow employment growth, availability of low interest mortgages for single-family home buyers and the potential for geopolitical instability, all of which are beyond the Company’s control; and

•                  Additional factors as discussed in Part I of this Annual Report on Form 10-K, particularly those under “Risk Factors”.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Forward-looking statements and related uncertainties are also included in Note 7 and 14 to the Notes to Consolidated Financial Statements in this report.

Results of Operations

The following table summarizes the number of properties and related units for the periods presented:

	Properties	Units	Purchase / Sale Price $ Millions
At December 31, 2001	1,076	224,801
2002 Acquisitions	12	3,634	$289.9
Ft. Lewis Military Housing	1	3,652
2002 Dispositions	(58)	(10,713)	$546.2
2002 Completed Developments	8	2,201
Unit Configuration Changes	—	16
At December 31, 2002	1,039	223,591
2003 Acquisitions	17	5,200	$684.1
2003 Dispositions	(96)	(23,486)	$1,217.9
2003 Completed Developments	8	2,112
Unit Configuration Changes	—	89
At December 31, 2003	968	207,506

Properties that the Company owned for all of both 2003 and 2002 (the “2003 Same Store Properties”), which represented 171,841 units, impacted the Company’s results of operations.  Properties that the Company owned for all of both 2002 and 2001 (the “2002 Same Store Properties”), which represented 188,027 units, also impacted the Company’s results of operations.  Both the 2003 Same Store Properties and 2002 Same Store Properties are discussed in the following paragraphs.

The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the years ended December 31, 2003 and 2002.  The  impacts of these activities are also discussed in greater detail in the following paragraphs.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

For the year ended December 31, 2003, income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain on sales of unconsolidated entities, discontinued operations and cumulative effect of change in accounting principle decreased by approximately $23.1 million when compared to the year ended December 31, 2002.

Revenues from the 2003 Same Store Properties decreased primarily as a result of lower overall physical occupancy, increased concessions and lower rental rates charged to both new and renewal residents.  Property operating expenses from the 2003 Same Store Properties increased primarily due to higher payroll, maintenance, utility, real estate taxes, insurance, leasing and advertising and building costs.  The following tables provide comparative revenue, expense, net operating income (“NOI”) and weighted average occupancy for the 2003 Same Store Properties (NOI represents rental income less: property and maintenance expense; real estate taxes and insurance expense; and property management expense):

2003 vs. 2002

Year over Year Same-Store Results

$ in Millions – 171,841 Same-Store Units

Description	Revenues	Expenses	NOI

2003	$1,650.8	$659.0	$991.8
2002	$1,689.0	$622.7	$1,066.3
Change	$(38.2)	$36.3	$(74.5)
Change	(2.3)%	5.8%	(7.0)%

Same-Store Occupancy Statistics

Year 2003	93.0%
Year 2002	93.7%
Change	(0.7%)

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

For properties that the Company acquired prior to January 1, 2003 and expects to continue to own through December 31, 2004, the Company anticipates the following same store results for the full year ending December 31, 2004:

2004 Same-Store Assumptions

Physical Occupancy	93.0%
Revenue Change	(0.75%) to 1.50%
Expense Change	3.0% to 4.0%
NOI Change	(4.0%) to 0.5%
Acquisitions	$800 million
Dispositions	$800 million

These 2004 assumptions are based on current expectations and are forward-looking.

Rental income from properties other than 2003 Same Store Properties increased by approximately $47.5 million primarily as a result of revenue from newly acquired properties not yet included as 2003 Same Store Properties and additional Partially Owned Properties consolidated in the fourth quarter of 2002 and during the year ended December 31, 2003.

Fee and asset management revenues, net of fee and asset management expenses, increased by $4.9 million primarily as a result of additional income allocated from Ft. Lewis.  As of December 31, 2003 and 2002, the Company managed 18,475 units and 18,965 units, respectively, for third parties and unconsolidated entities.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies.  These expenses decreased by approximately $4.4 million or 6.0%.  This decrease is primarily attributable to a reversal of a profit sharing accrual in the first quarter of 2003 related to the 2002 calendar year as the Company didn’t achieve its stated goals and management elected not to make a discretionary contribution to the plan.  In addition, the Company recorded lower expense in connection with granting less restricted shares and reducing the expense associated with the Company’s matched funding of its 401(k) plan during 2003 and not incurring an expense for 2003 discretionary profit sharing contributions.

Depreciation expense, which includes depreciation on non-real estate assets, increased $25.3 million primarily as a result of properties acquired after December 31, 2002, many of which had significantly higher per unit acquisition costs than properties previously acquired, and additional depreciation on capital expenditures for all properties owned.

General and administrative expenses, which include corporate operating expenses, decreased approximately $7.7 million between the periods under comparison.  This decrease was primarily due to lower expenses recorded in connection with granting less restricted shares to employees during 2003, partially offset by approximately a $2.6 million increase related to the Company’s decision to begin to expense its stock based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148).  In addition, lower state income and franchise taxes also contributed to this decrease.

The Company recorded impairment charges on its technology investments and its corporate housing business of approximately $1.2 million and $18.3 million for the years ended December 31, 2003 and 2002, respectively.  See Note 22 in the Notes to Consolidated Financial Statements for further discussion.

Interest and other income increased by approximately $1.4 million, primarily as a result of higher cash balances available for short-term investments throughout 2003.

Interest expense, including amortization of deferred financing costs, decreased approximately $6.1 million primarily due to lower variable interest rates and lower overall levels of debt.  During the year ended December 31, 2003, the Company capitalized interest costs of approximately $20.6 million as compared to $27.2 million for the year ended December 31, 2002.  This capitalization of interest primarily related to equity investments in unconsolidated entities engaged in development activities.  The effective interest cost on all indebtedness for the year ended December 31, 2003 was 6.36% as compared to 6.54% for the year ended December 31, 2002.

Loss from investments in unconsolidated entities increased approximately $6.4 million between the periods under comparison.  This increase is primarily the result of increased operating losses from equity investments partially offset by unrealized gains on derivative instruments.

Net gain on sales of discontinued operations increased approximately $206.4 million between the periods under comparison.  This increase is primarily the result of a greater number of properties sold during the year ended December 31, 2003, as well as the fact that several properties had lower net carrying values at sale.

Discontinued operations, net, decreased approximately $48.6 million between the periods under comparison.  See Note 16 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

For the year ended December 31, 2002, income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain on sales of unconsolidated entities, discontinued operations and cumulative effect of change in accounting principle decreased by approximately $61.0 million when compared to the year ended December 31, 2001.

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

The following tables provide comparative revenue, expense, NOI and weighted average occupancy for the 2002 Same Store Properties:

2002 vs. 2001

Year over Year Same-Store Results

$ in Millions – 188,027 Same Store Units

Description	Revenues	Expenses	NOI

2002	$1,768.0	$663.3	$1,104.7
2001	$1,815.9	$658.3	$1,157.6
Change	$(47.9)	$5.0	$(52.9)
Change	(2.6)%	0.8%	(4.6)%

Same-Store Occupancy Statistics

Year 2002	93.5%
Year 2001	94.5%
Change	(1.0%)

Rental income from properties other than 2002 Same Store Properties increased by approximately $19.8 million primarily as a result of revenue from newly acquired properties not yet included as 2002 Same Store Properties.

Fee and asset management revenues, net of fee and asset management expenses, increased by $1.5 million as a result of managing additional units at Fort Lewis, Washington starting in April 2002.  As of December 31, 2002 and 2001, the Company managed 18,965 units and 16,539 units, respectively, for third parties and unconsolidated entities.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties.  These expenses decreased by approximately $4.6 million or 5.9%.  This decrease is primarily attributable to lower amounts accrued for employee bonuses and profit sharing for 2002 and lower headcount in 2002.

Depreciation expense, which includes depreciation on non-real estate assets, increased $22.3 million primarily as a result of properties acquired after December 31, 2001, many of which had significantly higher per unit acquisition costs than properties previously acquired, and additional depreciation on capital expenditures for all properties owned.

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

The Company recorded impairment charges on its technology investments and its corporate housing business of approximately $18.3 million and $11.8 million for the years ended December 31, 2002 and 2001, respectively.  See Note 22 in the Notes to Consolidated Financial Statements for further discussion.

Interest and other income decreased by approximately $6.7 million, primarily as a result of lower balances available for investment and related interest rates being earned on short-term investment accounts along with lower balances on deposit in tax-deferred exchange accounts.

Interest income – investment in mortgage notes decreased by $8.8 million as a result of the consolidation of previously Unconsolidated Properties in July 2001.  No additional interest income will be recognized on such mortgage notes in future years as the Company now consolidates the results related to these previously Unconsolidated Properties.

Interest expense, including amortization of deferred financing costs, decreased approximately $11.0 million primarily due to lower variable interest rates and lower overall levels of debt.  During the year ended December 31, 2002, the Company capitalized interest costs of approximately $27.2 million as compared to $28.2 million for the year ended December 31, 2001.  This capitalization of interest primarily related to equity investments in unconsolidated entities engaged in development activities.  The effective interest cost on all indebtedness for the year ended December 31, 2002 was 6.54% as compared to 6.89% for the year ended December 31, 2001.

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

Discontinued operations, net, increased approximately $48.5 million between the periods under comparison.  This increase is primarily attributable to a one-time $60.0 million impairment on the furniture rental business in 2001, which was subsequently sold in January 2002.  See Note 16 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

For the Year Ended December 31, 2003

As of January 1, 2003, the Company had approximately $29.9 million of cash and cash equivalents and $499.2 million available under its line of credit (net of $60.8 million which was restricted/dedicated to support letters of credit and not available for borrowing).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at December 31, 2003 was approximately $49.6 million and the amount available on the Company’s line of credit was $633.3 million (net of $56.7 million which was restricted/dedicated to support letters of credit and not available for borrowing).

During the year ended December 31, 2003, the Company generated proceeds from various transactions, which included the following:

•                  Disposed of ninety-six properties (including two Unconsolidated Properties) and received net proceeds of approximately $1.1 billion;

•                  Issued $400.0 million of 5.20% fixed rate unsecured debt receiving net proceeds of $397.5 million;

•                  Issued $150.0 million of 6.48% Series N Cumulative Redeemable Preferred Shares and received net proceeds of $145.3 million;

•                  Obtained $111.2 million in new mortgage financing; and

•                  Issued approximately 3.5 million Common Shares and received net proceeds of $74.7 million.

During the year ended December 31, 2003, the above proceeds were primarily utilized to:

•                  Acquire seventeen properties, and two additional units at an existing property, utilizing cash of $595.1 million;

•                  Pay Common Share and OP Unit dividends of $510.7 million ($1.73 per share);

•                  Pay preferred share and preference interest/unit dividends of $99.9 million;

•                  Repay $432.9 million of mortgage loans;

•                  Repay $130.0 million on its line of credit;

•                  Repay $100.0 million of floating rate public notes at maturity;

•                  Repay $50.0 million and $40.0 million of 6.65% and 6.875%, respectively, fixed rate public notes at maturity;

•                  Repay $4.5 million of other unsecured notes;

•                  Redeem $295.3 million of 7.25% Series G Convertible Cumulative Preferred Shares which included a cash redemption premium of $8.3 million; and

•                  Redeem $100.0 million of 7.625% Series L Cumulative Redeemable Preferred Shares at liquidation value;

Depending on its analysis of market prices, economic conditions, and other opportunities for the investment of available capital, the Company may repurchase up to an additional $85.0 million of its Common Shares pursuant to its existing share buyback program authorized by the Board of Trustees.  The Company did not repurchase any of its Common Shares during the year ended December 31, 2003.

The Company’s total debt summary and debt maturity schedule as of December 31, 2003, are as follows:

Debt Summary

	$ Millions *	Weighted Average Rate *
Secured	$2,694	5.80%
Unsecured	2,666	6.38%

Total	$5,360	6.08%

Fixed Rate	$4,610	6.65%
Floating Rate	750	2.24%

Total	$5,360	6.08%

Above Totals Include:
Tax Exempt
Fixed	$343	4.38%
Floating	587	1.74%
Total	$930	3.01%

Unsecured Revolving Credit Facility	$10	1.85%

* Net of the effect of any derivative instruments.

Debt Maturity Schedule

Year	$ Millions	% of Total
2004	$515	9.6%
2005 (1)	605	11.3%
2006 (2)	490	9.1%
2007	333	6.2%
2008	495	9.2%
2009	246	4.6%
2010	196	3.7%
2011	688	12.8%
2012	424	7.9%
2013+	1,368	25.6%
Total	$5,360	100.0%

(1) Includes $300 million of unsecured debt with a final maturity of 2015 that is putable/callable in 2005.

(2) Includes $150 million of unsecured debt with a final maturity of 2026 that is putable in 2006.

In June 2003, the Operating Partnership filed and the SEC declared effective a Form S-3 registration statement to register $2.0 billion of debt securities.  In addition, the Operating Partnership carried over $280.0 million related to a prior registration statement.  As of February 4, 2004, $2.28 billion in debt securities remained available for issuance under this registration statement.

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2003 is presented in the following table.  The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all OP Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange; (ii) the “Common Share Equivalent” of all convertible preferred shares and preference interests/units; and (iii) the liquidation value of all perpetual preferred shares and preference interests outstanding.

Capitalization as of December 31, 2003

Total Debt		$5,360,488,661

Common Shares & OP Units	299,551,617
Common Share Equivalents (see below)	3,598,234
Total Outstanding at year-end	303,149,851
Common Share Price at December 31, 2003	$29.51
		8,945,952,103
Perpetual Preferred Shares Liquidation Value		615,000,000
Perpetual Preference Interests Liquidation Value		211,500,000
Total Market Capitalization		$15,132,940,764

Total Debt/Total Market Capitalization		35%

Convertible Preferred Shares, Preference Interests

and Junior Preference Units

as of December 31, 2003

	Shares/Units	Conversion Ratio	Common Share Equivalents
Preferred Shares:
Series E	2,192,490	1.1128	2,439,803
Series H	44,028	1.4480	63,753
Preference Interests:
Series H	190,000	1.5108	287,052
Series I	270,000	1.4542	392,634
Series J	230,000	1.4108	324,484
Junior Preference Units:
Series A	20,333	4.081600	82,991
Series B	7,367	1.020408	7,517

Total			3,598,234

The Company’s policy is to maintain a ratio of consolidated debt-to-total market capitalization of less than 50%.

From January 1, 2004 through February 4, 2004, the Company:

•                  Acquired four properties (including two additional units at an existing property) consisting of 1,130 units for approximately $151.3 million;

•                  Assumed $36.9 million of mortgage debt on one property in connection with its acquisition;

•                  Disposed of twelve properties (including one Unconsolidated Property) and various individual condominium units consisting of 2,972 units for approximately $140.9 million;

•                  Obtained $16.5 million in new mortgage financing; and

•                  Repaid $50.0 million of mortgage loans.

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

For the year ended December 31, 2003, our actual improvements to real estate totaled approximately $181.9 million.  This includes the following detail (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate

For the Year Ended December 31, 2003

	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit

Established Properties (2)	162,477	$57,931	$356	$77,607	$478	$135,538	$834
New Acquisition Properties (3)	14,457	2,653	252	5,250	498	7,903	750
Other (4)	7,994	13,417		25,090		38,507
Total	184,928	$74,001		$107,947		$181,948

(1)          Total units exclude 22,578 unconsolidated units.

(2)          Wholly Owned Properties acquired prior to January 1, 2001.

(3)          Wholly Owned Properties acquired during 2001, 2002 and 2003.  Per unit amounts are based on a weighted average of 10,533 units.

(4)          Includes properties either Partially Owned or sold during the period, commercial space, condominium conversions and $6.5 million included in building improvements spent on seven specific assets related to major renovations and repositioning of these assets.

For the year ended December 31, 2002, our actual improvements to real estate totaled approximately $156.8 million.  This includes the following detail (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate

For the Year Ended December 31, 2002

	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit

Established Properties (2)	171,913	$49,903	$290	$65,985	$384	$115,888	$674
New Acquisition Properties (3)	22,146	5,542	285	8,691	446	14,233	731
Other (4)	7,758	5,787		20,868		26,655
Total	201,817	$61,232		$95,544		$156,776

(1)                Total units exclude 21,774 unconsolidated units.

(2)                Wholly Owned Properties acquired prior to January 1, 2000.

(3)                Wholly Owned Properties acquired during 2000, 2001 and 2002.  Per unit amounts are based on a weighted average of 19,478 units.

(4)                Includes properties either Partially Owned or sold during the period, commercial space, condominium conversions and $9.1 million included in building improvements spent on six specific assets related to major renovations and repositioning of these assets.

The Company expects to fund approximately $160.0million for capital expenditures for replacements and building improvements for all consolidated properties in 2004.

During the year ended December 31, 2003, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, was approximately $2.9 million.  The Company expects to fund approximately $6.5 million in total additions to non-real estate property in 2004.

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

See Note 14 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at December 31, 2003.

Other

Minority Interests as of December 31, 2003 decreased by $10.4 million when compared to December 31, 2002.  The primary factors that impacted this account in the Company’s consolidated statements of operations and balance sheets during the year ended December 31, 2003 were:

•                  Distributions declared to Minority Interests, which amounted to $38.2 million (excluding Junior Preference Unit and Preference Interest distributions);

•                  The allocation of income from operations to holders of OP Units in the amount of $34.7 million;

•                  The issuance of 313,720 OP Units to various limited partners at an average price of $26.11 per unit;

•                  The issuance of Common Shares; and

•                  The conversion of OP Units into Common Shares.

Total distributions paid in January 2004 amounted to $141.9 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the fourth quarter ended December 31, 2003.

The Company expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its line of credit.  The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions.  The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties.  In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit.

The Company has a revolving credit facility with potential borrowings of up to $700.0 million.    This facility matures in May 2005 and may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements.  As of March 1, 2004, $255.0 million was outstanding under this facility (and $56.7 was restricted and dedicated to support letters of credit).

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has co-invested in various properties that are unconsolidated and accounted for under the equity method of accounting.  Management does not believe these investments have a materially different impact upon the Company’s liquidity, capital resources, credit or market risk than its property management and ownership activities generally, except to the extent the development ventures mitigate risk by deploying the skill and expertise of locally based real estate developers.  The nature and business purpose of these ventures are as follows:

•                                          Institutional Ventures – During 2000 and 2001, the Company entered into ventures with an unaffiliated partner.   At the respective closing dates, the Company sold and/or contributed 45 properties containing 10,846 units to these ventures and retained a 25% ownership interest in the ventures.  The Company’s joint venture partner contributed cash equal to 75% of the agreed-upon equity value of the properties comprising the ventures, which was then distributed to the Company.  The Company’s strategy with respect to these ventures was to reduce its concentration of properties in a variety of markets.

•                                          Development Ventures – Since 1998, the Company has generally engaged in development activities through various joint ventures with third party developers.   The Company uses the local expertise of these developers and lowers the overall risks associated with development by grouping various development properties into aggregate pools.  The Company generally contributes between 25% and 35% of the development cost of these projects with the remaining cost financed through third-party construction mortgages.  Voting rights are shared equally between the Company and its respective development partners.

As of December 31, 2003, the Company has 13 projects in various stages of development with estimated completion dates ranging through June 30, 2005.  The three development agreements currently in place have the following key terms:

•                                    The first development partner has the right, at any time following completion of a project, to stipulate a value for such project and offer to sell its interest in the project to the Company based on such value.  If the Company chooses not to purchase the interest, it must agree to a sale of the project to an unrelated third party at such value.  The Company’s partner must exercise this right as to all projects within five years after the receipt of the final certificate of occupancy on the last developed property.   In connection with this development agreement, the Company has an obligation to provide up to $40.0 million in credit enhancements to guarantee a portion of the third party construction financing.  As of February 4, 2004, the Company had set-aside $20.0 million towards this credit enhancement.  The Company would be required to perform under this agreement only if there was a material default under a third party construction mortgage agreement.  This agreement expires no later than December 31, 2018.  Notwithstanding the termination of the agreement, the Company shall have recourse against its development partner for any losses incurred.

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

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in unconsolidated entities.

In connection with one of its mergers, the Company provided a guaranty of a credit enhancement agreement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project.  The Company has the obligation to provide this guaranty for a period of eight years from the consummation of the merger or through May 2005.  The Company would be required to perform under this guaranty only if there was a draw on the letter of credit issued by the credit enhancement party.  The counterparty has also indemnified the Company for any losses suffered.  As of February 4, 2004, this guaranty was still in effect at a commitment amount of $12.7 million and no current outstanding liability.

The following table summarizes the Company’s contractual obligations for the next five years and thereafter as of December 31, 2003:

	Payments Due by Year (in thousands)
Contractual Obligations	2004	2005	2006	2007	2008	Thereafter	Total
Debt (a)	$514,591	$605,438	$489,961	$332,583	$494,727	$2,923,189	$5,360,489
Operating Leases:
Minimum Rent Payments (b)	4,835	3,915	2,852	2,376	2,243	8,365	24,586
Other Long-Term Liabilities:
Deferred Compensation (c)	831	1,376	1,411	2,215	2,270	20,972	29,075
Other (d)	1,000	—	—	—	—	—	1,000
Total	$521,257	$610,729	$494,224	$337,174	$499,240	$2,952,526	$5,415,150

(a)          Amounts include aggregate principal payments only.  The Company paid $352,391, $365,782 and $380,745 for interest on debt, inclusive of derivative instruments, for the years ended December 31, 2003, 2002 and 2001, respectively.

(b)         Minimum basic rent due for various office space the Company leases and fixed base rent due on a ground lease for one property.

(c)          Estimated payments to the Company’s Chairman, former CEO and two other executive officers based on planned retirement dates.

(d)         Promissory note due on one property.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements.  These policies were followed in preparing the consolidated financial statements at and for the year ended December 31, 2003.

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

Impairment of Long-Lived Assets, Including Goodwill

                                                The Company periodically evaluates its long-lived assets, including its investments in real estate and goodwill, for indicators of permanent impairment.  The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns.  Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted.

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

Stock-Based Compensation

Prior to 2003, the Company had chosen to account for its stock-based compensation in accordance with APB No. 25, Accounting for Stock Issued to Employees, which resulted in no compensation expense for options issued with an exercise price equal to or exceeding the market value of the Company’s Common Shares on the date of grant (intrinsic method).  The Company has elected to account for its stock-based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), Accounting for Stock Based Compensation, effective in the first quarter of 2003, which resulted in compensation expense being recorded based on the fair value of the stock compensation granted.

SFAS No. 148 provides three transition methods for entities that adopt the fair value recognition provisions of SFAS No. 123.  The Company has chosen to use the “Prospective Method”.  This method requires that companies apply the recognition provisions of SFAS No. 123 to only employee awards granted or modified after the beginning of the fiscal year in which the recognition provisions are first applied, or January 1, 2003.  Compensation expense under all of the Company’s plans is generally recognized over periods ranging from three months to five years.  Therefore, the cost related to stock-based employee compensation included in the determination of net income for the year ended December 31, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.  See Note 2 in the Notes to Consolidated Financial Statements for further discussion and comparative information regarding application of the fair value method to all outstanding employee awards.

Funds From Operations

For the year ended December 31, 2003, Funds From Operations (“FFO”) available to Common Shares and OP Units decreased $78.9 million, or 11.0%, as compared to the year ended December 31, 2002. For the year ended December 31, 2002, FFO available to Common Shares and OP Units increased $13.0 million, or 1.8%, as compared to the year ended December 31, 2001.

The following is a reconciliation of net income to FFO available to Common Shares and OP Units for the years ended December 31, 2003, 2002 and 2001:

Funds From Operations

(Amounts in thousands)

	Year Ended December 31,
	2003	2002	2001
Net income	$543,847	$421,313	$474,023
Net income allocation to Minority Interests – Operating Partnership	34,658	26,862	32,391
Adjustments:
Depreciation	444,339	419,039	396,737
Depreciation – Non-real estate additions	(7,019)	(9,213)	(6,555)
Depreciation – Partially Owned Properties	(8,390)	(7,706)	(4,353)
Depreciation – Unconsolidated Properties	28,301	19,872	13,022
Net (gain) on sales of unconsolidated entities	(4,942)	(5,054)	(387)
Cumulative effect of change in accounting principle	—	—	1,270
Discontinued Operations:
Depreciation	27,230	53,917	60,495
Net gain on sales of depreciable property	(300,426)	(102,614)	(148,906)

FFO (1)(2)	757,598	816,416	817,737

Preferred distributions	(96,971)	(97,151)	(106,119)
Premium on redemption of preferred shares	(20,237)	—	(5,324)

FFO available to Common Shares and OP Units	$640,390	$719,265	$706,294

(1)                               The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) (April 2002 White Paper) as net income (computed in accordance with accounting principles generally accepted in the United States), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.  The April 2002 White Paper states that gain or loss on sales of property is excluded from FFO for previously depreciated operating properties only.  Once the Company commences the conversion of units to condominiums, it simultaneously discontinues depreciation of such property.  Accordingly, the Company included in FFO its incremental gains or losses from the sale of condominium units to third parties, which represented net gains of $10,280, $1,682 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively.  Effective January 1, 2003, the Company no longer adds back impairment losses when computing FFO in accordance with NAREIT’s definition.  As a result, FFO for the years ended December 31, 2002, 2001 and 2000 have been reduced by $18,284, $71,766 and $1,000, respectively, to conform to the current year presentation.  For the year ended December 31, 2001, FFO has been reduced by $5,324 to reflect the SEC’s clarification of EITF Topic D-42 regarding premiums on redemption of preferred shares.

(2)                               The Company believes that FFO is helpful to investors as a supplemental measure of the operating performance of a real estate company because it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures.  FFO in and of itself does not represent net income or net cash flows from operating activities in accordance with GAAP.  Therefore, FFO should not be exclusively considered as an alternative to net income or to net cash flows from operating activities as determined by GAAP or as a measure of liquidity.  The Company’s calculation of FFO may differ from other real estate companies due to, among other items,  variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.

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

The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, other assets, lines of credit, accounts payable and accrued expenses, rents received in advance and other liabilities) approximate their carrying or contract values based on their nature terms and interest rates that approximate current market rates.  The fair value of the

Company’s mortgage notes payable and unsecured notes approximates their carrying value at December 31, 2003.

The Company had total outstanding floating rate debt of approximately $750.0 million, or 14.0% of total debt at December 31, 2003, net of the effects of any derivative instruments.  If market rates of interest on all of the floating rate debt permanently increased by 22 basis points (a 10% increase from the Company’s existing weighted average interest rates), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $1.7 million.  If market rates of interest on all of the floating rate debt permanently decreased by 22 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $1.7 million.

At December 31, 2003, the Company had total outstanding fixed rate debt of approximately $4.6 billion, net of the effects of any derivative instruments.  If market rates of interest permanently increased by 67 basis points (a 10% increase from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $4.2 billion.  If market rates of interest permanently decreased by 67 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $5.1 billion.

At December 31, 2003, the Company’s consolidated derivative instruments had a net asset fair value of approximately $3.9 million.  If market rates of interest permanently increased by 25 basis points (a 10% increase from the Company’s existing weighted average interest rates), the net asset fair value of the Company’s consolidated derivative instruments would be approximately $8.0 million.  If market rates of interest permanently decreased by 25 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the net liability fair value of the Company’s consolidated derivative instruments would be approximately $0.1 million.

At December 31, 2003, the Company’s unconsolidated derivative instruments had a net liability fair value of approximately $5.2 million.  If market rates of interest permanently increased by 11 basis points (a 10% increase from the Company’s existing weighted average interest rates), the net liability fair value of the Company’s unconsolidated derivative instruments would be approximately $5.1 million.  If market rates of interest permanently decreased by 11 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the net liability fair value of the Company’s unconsolidated derivative instruments would be approximately $5.3 million.

These amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments.  The foregoing assumptions apply to the entire amount of the Company’s debt and derivative instruments and do not differentiate among maturities.  These analyses do not consider the effects of the changes in overall economic activity that could exist in such an environment.  Further, in the event of changes of such magnitude, management would likely take actions to further mitigate its exposure to the changes.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure or results.

The Company cannot predict the effect of adverse changes in interest rates on its debt and derivative instruments and, therefore, its exposure to market risk, nor can there be any assurance that long term debt will be available at advantageous pricing.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

Item 8.  Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Disclosure Controls and Procedures

Effective as of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information.  During the fiscal year ended December 31, 2003, there were no changes to the internal controls over financial reporting of the Company identified in connection with the Company’s evaluation or otherwise that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Items 10, 11, 12, 13 and 14.

Trustees and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, Certain Relationships and Related Transactions and Principal Accountant Fees and Services.

The information required by Item 10, Item 11, Item 12, Item 13 and Item 14 are incorporated by reference to, and will be contained in, the Company’s definitive proxy statement, which the Company anticipates will be filed no later than April 29, 2004, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

PART IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)

(1 & 2) See Index to Financial Statements and Schedules on page F-1 of this Form 10-K.

(3) Exhibits:

2.1^	Agreement and Plan of Merger and First Amendment Thereto by and between Equity Residential and Merry Land & Investment Company, Inc. dated as of July 8, 1998 and September 4, 1998, respectively.
2.2^^	Articles of Merger by and between Equity Residential and Merry Land & Investment Company, Inc.
2.3^^^	Agreement and Plan of Merger between Equity Residential and Lexford Residential Trust dated as of June 30, 1999.
2.4^^^^	Articles of Merger by and between Equity Residential and Lexford Residential Trust.
2.5^^^^^	Agreement and Plan of Merger among Grove Property Trust, Grove Operating, L.P. and ERP Operating Limited Partnership dated as of July 17, 2000.
3.1+	Second Amended and Restated Declaration of Trust of Equity Residential dated May 30, 1997 (“Declaration of Trust”).
3.2++	Articles Supplementary to Declaration of Trust dated September 22, 1997.
3.3+++	Articles Supplementary to Declaration of Trust dated September 30, 1998.
3.4*****	Articles Supplementary to Declaration of Trust dated September 27, 1999.
3.5•	Certificate of Correction to Articles Supplementary to Declaration of Trust dated July 6, 2000.
3.6*****	Articles Supplementary to Declaration of Trust dated March 3, 2000.
3.7*****	Articles Supplementary to Declaration of Trust dated March 23, 2000.
3.8*****	Articles Supplementary to Declaration of Trust dated May 1, 2000.
3.9*****	Articles Supplementary to Declaration of Trust dated August 11, 2000.
3.10*****	Articles Supplementary to Declaration of Trust dated December 8, 2000.
3.11•	Articles Supplementary to Declaration of Trust dated March 23, 2001.
3.12•	Articles Supplementary to Declaration of Trust dated June 22, 2001.
3.13•	Articles Supplementary to Declaration of Trust dated December 14, 2001.
3.14•	Articles of Amendment to Declaration of Trust dated December 12, 2001.
3.15••	Articles of Amendment to the Second Amended and Restated Declaration of Trust dated May 15, 2002.
3.16•••••	Articles Supplementary to Declaration of Trust dated June 18, 2003.
3.17++++	Fourth Amended and Restated Bylaws of Equity Residential.
4.1*	Indenture, dated October 1, 1994, between the Operating Partnership, as obligor and The First National Bank of Chicago, as trustee.
10.1**	Fifth Amended and Restated Agreement of Limited Partnership of ERP Operating Limited Partnership.
10.2	Master Amendment to Other Securities Term Sheets and Joinders to Operating Partnership Agreement of ERP Operating Limited Partnership dated December 19, 2003.
10.3	Assignment and Assumption Agreement between the Company and ERP Operating Limited Partnership dated December 19, 2003.
10.4***	Noncompetition Agreement (Zell).
10.5***	Noncompetition Agreement (Crocker).
10.6***	Noncompetition Agreement (Spector).
10.7***	Form of Noncompetition Agreement (other officers).
10.8***	Amended and Restated Master Reimbursement Agreement, dated as of November 1, 1996 by and between Federal National Mortgage Association and EQR-Bond Partnership.
10.9••

Revolving Credit Agreement dated as of May 29, 2002 among the Operating Partnership, Bank of America, National Association, as administrative agent, JP Morgan Chase Bank, as syndication agent, and the banks named therein.

10.10••	Guaranty of Payment, dated as of May 29, 2002, between the Company and Bank of America, N.A., as administrative agent.
10.11****	Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.
10.12•	Amended and Restated Equity Residential Advantage Retirement Savings Plan, effective January 1, 2001.
10.13	First Amendment to the Equity Residential Advantage Retirement Savings Plan, effective December 2002.
10.14	Second Amendment to the Equity Residential Advantage Retirement Savings Plan, effective December 2002.
10.15	Third Amendment to the Equity Residential Advantage Retirement Savings Plan, effective May 2003.
10.16•••	Equity Residential 2002 Share Incentive Plan.
10.17•	Form of Change in Control Agreement between the Company and other executive officers.
10.18	Form of Indemnification Agreement between the Company and each trustee and executive officer.
10.19#	Amended and Restated Executive Compensation Agreement between the Company and Samuel Zell dated March 5, 2003, but effective as of January 1, 2003.
10.20•	Amended and Restated Deferred Compensation Agreement between the Company and Douglas Crocker II dated as of January 21, 2002.
10.21•	Amended and Restated Deferred Compensation Agreement between the Company and Gerald A. Spector dated January 1, 2002.
10.22•	Retirement Benefits Agreement between Samuel Zell and the Company dated October 18, 2001.
10.23••••	Compensation Agreement between the Company and Bruce W. Duncan dated March 14, 2002.
10.24#	First Amendment to Compensation Agreement between the Company and Bruce W. Duncan dated February 17, 2003.
10.25#	Employment Agreement between the Company and Bruce W. Duncan dated as of January 20, 2003.
10.26#	Deferred Compensation Agreement between the Company and Bruce W. Duncan dated as of January 20, 2003.
10.27••••	Compensation Agreement between the Company and Douglas Crocker II dated April 10, 2002, but effective as of January 16, 2002.
12	Computation of Ratio of Earnings to Combined Fixed Charges.
21	List of Subsidiaries of Equity Residential.
23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney for John W. Alexander dated March 3, 2004.
24.2	Power of Attorney for Stephen O. Evans dated March 5, 2004.
24.3	Power of Attorney for Charles L. Atwood dated March 8, 2004.
24.4	Power of Attorney for Desiree G. Rogers dated March 9, 2004.
24.5	Power of Attorney for B. Joseph White dated March 3, 2004.
24.6	Power of Attorney for Sheli Z. Rosenberg dated March 5, 2004.
24.7	Power of Attorney for James D. Harper, Jr. dated March 4, 2004.
24.8	Power of Attorney for Boone A. Knox dated March 3, 2004.
24.9	Power of Attorney for Michael N. Thompson dated March 5, 2004.
24.10	Power of Attorney for Samuel Zell dated March 2, 2004.
24.11	Power of Attorney for Gerald A. Spector dated March 2, 2004.
31.1	Certification of Bruce W. Duncan, Chief Executive Officer.
31.2	Certification of David J. Neithercut, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, of Bruce W. Duncan, Chief Executive Officer of the Company.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, of David J. Neithercut, Chief Financial Officer of the Company.

^	Included as Appendix A in the Company’s Form S-4 filed on September 14, 1998.
^^	Included as Appendix B in the Company’s Form S-4 filed on September 14, 1998.
^^^	Included as Appendix A in the Company’s Form S-4 filed on July 23, 1999.
^^^^	Included as an exhibit to the Company’s Form 8-K dated October 1, 1999, filed on October 5, 1999.
^^^^^	Included as Appendix A to the Company’s Form S-4, Registration No. 333-44576, filed on July 23, 2000.
+	Included as an exhibit to the Company’s Form 8-K dated May 30, 1997, filed on June 5, 1997.
++	Included as an exhibit to the Company’s Form 8-A filed September 19, 1997.
+++	Included as an exhibit to the Company’s Form 8-A filed October 16, 1998.
++++	Included as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001.
*	Included as an exhibit to the Operating Partnership’s Form 10/A, dated December 12, 1994, File No. 0-24920, and incorporated herein by reference.
**	Included as an exhibit to the Operating Partnership’s Form 8-K/A dated July 23, 1998, filed on August 18, 1998.
***	Included as an exhibit to the Company’s Form S-11 Registration Statement, File No. 33-63158, and incorporated herein by reference.
****	Included as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999.
*****	Included as an exhibit to the Company’s Form 10-K for the year ended December 31, 2000.
•	Included as an exhibit to the Company’s Form 10-K for the year ended December 31, 2001.
••	Included as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2002.
•••	Included as an exhibit to the Company’s Form S-8 filed on January 21, 2003.
••••	Included as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2002.
•••••	Included as an exhibit to the Company’s Form 8-A dated and filed on June 19, 2003.
#	Included as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002.

(b)	Reports on Form 8-K: None.

(c)	Exhibits: See Item 15(a)(3) above.

(d)	Financial Statement Schedules: See Index to Financial Statements attached hereto on page F-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	March 12, 2004	By:	/s/	Bruce W. Duncan
Bruce W. Duncan
President, Chief Executive Officer,
and Trustee

Date:	March 12, 2004	By:	/s/	David J. Neithercut
David J. Neithercut
Executive Vice President, Corporate Strategy and
Chief Financial Officer

Date:	March 12, 2004	By:	/s/	Michael J. McHugh
Michael J. McHugh
Executive Vice President, Chief Accounting
Officer, Treasurer and *Attorney-in-fact

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Date:	March 12, 2004	By:	/s/	Samuel Zell*
Samuel Zell
Chairman of the Board of Trustees

Date:	March 12, 2004	By:	/s/	Gerald A. Spector*
Gerald A. Spector
Executive Vice President, Chief Operating Officer and Trustee

Date:	March 12, 2004	By:	/s/	Sheli Z. Rosenberg*
Sheli Z. Rosenberg
Trustee

Date:	March 12, 2004	By:	/s/	James D. Harper*
James D. Harper
Trustee

Date:	March 12, 2004	By:	/s/	John W. Alexander*
John W. Alexander
Trustee

Date:	March 12, 2004	By:	/s/	B. Joseph White*
B. Joseph White
Trustee

Date:	March 12, 2004	By:	/s/	Charles L. Atwood*
Charles L. Atwood
Trustee

Date:	March 12, 2004	By:	/s/	Desiree G. Rogers*
Desiree G. Rogers
Trustee

Date:	March 12, 2004	By:	/s/	Stephen O. Evans*
Stephen O. Evans
Trustee

Date:	March 12, 2004	By:	/s/	Boone A. Knox*
Boone A. Knox
Trustee

Date:	March 12, 2004	By:	/s/	Michael N. Thompson*
Michael N. Thompson
Trustee

* By:	/s/ Michael J. McHugh
Michael J. McHugh
as Attorney-in-fact

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

EQUITY RESIDENTIAL

PAGE
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Independent Auditors	F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002	F-3

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	F-4 to F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	F-6 to F-8

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements	F-11 to F-45

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III - Real Estate and Accumulated Depreciation	S-1 to S-17

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Trustees and Shareholders

Equity Residential

We have audited the accompanying consolidated balance sheets of Equity Residential (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedule listed in the accompanying index to financial statements and schedule.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Residential at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2003, changed its method of accounting for goodwill and discontinued operations in 2002 and changed its method of accounting for derivative instruments in 2001.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois

February 4, 2004

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

	December 31, 2003	December 31, 2002
ASSETS
Investment in real estate
Land	$1,853,093	$1,803,577
Depreciable property	11,018,326	11,240,245
Construction in progress	2,960	2,441
Investment in real estate	12,874,379	13,046,263
Accumulated depreciation	(2,296,013)	(2,112,017)
Investment in real estate, net of accumulated depreciation	10,578,366	10,934,246

Cash and cash equivalents	49,579	29,875
Investments in unconsolidated entities	473,977	509,789
Rents receivable	426	2,926
Deposits – restricted	133,752	141,278
Escrow deposits – mortgage	41,104	50,565
Deferred financing costs, net	31,135	32,144
Goodwill, net	30,000	30,000
Other assets	128,554	80,094
Total assets	$11,466,893	$11,810,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$2,693,815	$2,927,614
Notes, net	2,656,674	2,456,085
Line of credit	10,000	140,000
Accounts payable and accrued expenses	55,463	58,784
Accrued interest payable	60,334	63,151
Rents received in advance and other liabilities	189,372	170,680
Security deposits	44,670	45,333
Distributions payable	140,195	140,844
Total liabilities	5,850,523	6,002,491

Commitments and contingencies
Minority Interests:
Operating Partnership	342,809	349,646
Preference Interests	246,000	246,000
Junior Preference Units	2,217	5,846
Partially Owned Properties	9,903	9,811
Total Minority Interests	600,929	611,303

Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 5,496,518 shares issued and outstanding as of December 31, 2003 and 10,524,034 shares issued and outstanding as of December 31, 2002	670,913	946,157
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 277,643,885 shares issued and outstanding as of December 31, 2003 and 271,095,481 shares issued and outstanding as of December 31, 2002	2,776	2,711
Paid in capital	4,956,712	4,844,104
Deferred compensation	(3,554)	(12,118)
Distributions in excess of accumulated earnings	(588,005)	(539,942)
Accumulated other comprehensive loss	(23,401)	(43,789)
Total shareholders’ equity	5,015,441	5,197,123

Total liabilities and shareholders’ equity	$11,466,893	$11,810,917

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2003	2002	2001
REVENUES
Rental income	$1,808,925	$1,799,581	$1,827,719
Fee and asset management	14,373	9,582	7,498
Interest income — investment in mortgage notes	—	—	8,786
Total revenues	1,823,298	1,809,163	1,844,003

EXPENSES
Property and maintenance	498,608	464,981	481,497
Real estate taxes and insurance	196,987	181,890	168,519
Property management	68,058	72,416	76,969
Fee and asset management	7,819	7,885	7,345
Depreciation	444,339	419,039	396,737
General and administrative	38,810	46,492	35,414
Impairment on technology investments	1,162	1,162	11,766
Impairment on corporate housing business	—	17,122	—
Amortization of goodwill	—	—	2,356
Total expenses	1,255,783	1,210,987	1,180,603

Operating income	567,515	598,176	663,400

Interest and other income	16,235	14,806	21,497
Interest:
Expense incurred, net	(326,465)	(333,152)	(344,755)
Amortization of deferred financing costs	(6,164)	(5,617)	(4,978)

Income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain on sales of unconsolidated entities, discontinued operations and cumulative effect of change in accounting principle	251,121	274,213	335,164
Allocation to Minority Interests:
Operating Partnership	(34,658)	(26,862)	(32,391)
Partially Owned Properties	271	(1,867)	(2,249)
Income (loss) from investments in unconsolidated entities	(10,118)	(3,698)	3,772
Net gain on sales of unconsolidated entities	4,942	5,054	387
Income from continuing operations	211,558	246,840	304,683
Net gain on sales of discontinued operations	310,706	104,296	148,906
Discontinued operations, net	21,583	70,177	21,704
Income before cumulative effect of change in accounting principle	543,847	421,313	475,293
Cumulative effect of change in accounting principle	—	—	(1,270)
Net income	543,847	421,313	474,023
Preferred distributions	(96,971)	(97,151)	(106,119)
Premium on redemption of preferred shares	(20,237)	—	(5,324)
Net income available to Common Shares	$426,639	$324,162	$362,580

Earnings per share - basic:
Income from continuing operations available to Common Shares	$0.44	$0.60	$0.77
Net income available to Common Shares	$1.57	$1.19	$1.36
Weighted average Common Shares outstanding	272,337	271,974	267,349

Earnings per share - diluted:
Income from continuing operations available to Common Shares	$0.43	$0.59	$0.76
Net income available to Common Shares	$1.55	$1.18	$1.34
Weighted average Common Shares outstanding	297,041	297,969	295,213

Distributions declared per Common Share outstanding	$1.73	$1.73	$1.68

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Amounts in thousands except per share data)

	Year Ended December 31,
	2003	2002	2001

Comprehensive income:

Net income	$543,847	$421,313	$474,023
Other comprehensive income (loss) – derivative and other instruments:

Cumulative effect of change in accounting principle	—	—	(5,334)

Unrealized holding gains (losses) arising during the year	11,467	(10,905)	(17,909)

Equity in unrealized holding gains (losses) arising during the year – unconsolidated entities	7,268	(689)	(10,366)

Losses reclassified into earnings from other comprehensive income	1,653	845	569
Comprehensive income	$564,235	$410,564	$440,983

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$543,847	$421,313	$474,023
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests:
Operating Partnership	34,658	26,862	32,391
Partially Owned Properties	(271)	1,867	2,249
Cumulative effect of change in accounting principle	—	—	1,270
Depreciation	471,569	472,956	467,942
Amortization of deferred financing costs	6,702	5,754	5,189
Amortization of discount on investment in mortgage notes	—	—	(2,256)
Amortization of goodwill	—	—	3,779
Amortization of discounts and premiums on debt	(991)	(822)	(1,841)
Amortization of deferred settlements on derivative instruments	710	(306)	591
Impairment on corporate housing business	—	17,122	—
Impairment on furniture rental business	—	—	60,000
Impairment on technology investments	1,162	1,162	11,766
Loss (income) from investments in unconsolidated entities	10,118	3,698	(3,772)
Net (gain) on sales of discontinued operations	(310,706)	(104,296)	(148,906)
Net (gain) on sales of unconsolidated entities	(4,942)	(5,054)	(387)
Loss on debt extinguishments	2,095	792	208
Unrealized (gain) loss on derivative instruments	(118)	328	(223)
Book value of furniture sales and rental buyouts	—	—	11,411
Compensation paid with Company Common Shares	14,883	25,796	18,164

Changes in assets and liabilities:
Decrease (increase) in rents receivable	2,234	(570)	(399)
Decrease (increase) in deposits - restricted	4,406	9,896	(10,468)
Additions to rental furniture	—	—	(18,611)
(Increase) decrease in other assets	(18,940)	14,531	(17,694)
(Decrease) in accounts payable and accrued expenses	(4,682)	(3,392)	(633)
(Decrease) increase in accrued interest payable	(2,851)	406	10,293
Increase (decrease) in rents received in advance and other liabilities	345	3,046	(4,315)
(Decrease) in security deposits	(1,247)	(2,151)	(103)
Net cash provided by operating activities	747,981	888,938	889,668

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(595,077)	(258,269)	(297,794)
Investment in real estate – development/other	(8,386)	(109,077)	(96,245)
Improvements to real estate	(181,948)	(156,776)	(150,927)
Additions to non-real estate property	(2,928)	(7,301)	(6,920)
Interest capitalized for real estate under development	—	(10,006)	(8,309)
Interest capitalized for unconsolidated entities under development	(20,647)	(17,161)	(19,865)
Proceeds from disposition of real estate, net	1,130,925	478,675	566,068
Proceeds from disposition of furniture rental business	—	28,741	—
Proceeds from disposition of unconsolidated entities	14,136	49,862	655
Proceeds from refinancing of unconsolidated entities	6,708	4,375	24,404
Investments in unconsolidated entities	(14,038)	(105,758)	(142,565)
Distributions from unconsolidated entities	20,515	41,656	35,668
(Increase) decrease in deposits on real estate acquisitions, net	(22,656)	24,845	52,340
Decrease (increase) in mortgage deposits	11,298	27,425	(1,626)
Business combinations, net of cash acquired	(515)	(677)	(8,785)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM INVESTING ACTIVITIES (continued):
Consolidation of previously Unconsolidated Properties	$6,879	$(40,113)	$52,841
Acquisition of Minority Interests - Partially Owned Properties	(125)	—	—
Investment in property and equipment	—	—	(2,461)
Principal receipts on investment in mortgage notes	—	—	61,419
Other investing activities, net	(13,775)	262	(469)
Net cash provided by (used for) investing activities	330,366	(49,297)	57,429

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	(6,127)	(11,233)	(4,483)
Mortgage notes payable:
Proceeds	111,150	126,144	91,583
Lump sum payoffs	(401,951)	(374,983)	(364,229)
Scheduled principal repayments	(30,919)	(32,731)	(32,671)
Prepayment premiums/fees	(2,187)	(792)	(208)
Notes, net:
Proceeds	398,816	447,064	299,316
Lump sum payoffs	(190,000)	(265,000)	(150,000)
Scheduled principal repayments	(4,480)	(4,669)	(4,774)
Line of credit:
Proceeds	182,000	776,500	738,491
Repayments	(312,000)	(831,500)	(898,953)
(Payments on) proceeds from settlement of derivative instruments	(12,999)	5,757	(7,369)
Proceeds from sale of Common Shares	6,324	9,411	8,991
Proceeds from sale of Preferred Shares	150,000	—	—
Proceeds from sale of Preference Interests	—	—	60,000
Proceeds from exercise of options	68,400	29,578	65,411
Payment of offering costs	(5,304)	(207)	(2,223)
Common Shares repurchased and retired	—	(115,004)	—
Redemption of Preferred Shares	(386,989)	—	(210,500)
Premium on redemption of Preferred Shares	(8,345)	—	—
Distributions:
Common Shares	(472,211)	(473,996)	(335,534)
Preferred Shares	(79,341)	(76,973)	(91,751)
Preference Interests	(20,211)	(20,238)	(18,172)
Junior Preference Units	(324)	(325)	(271)
Minority Interests - Operating Partnership	(38,472)	(39,607)	(30,067)
Minority Interests – Partially Owned Properties	(3,473)	(12,608)	(32,156)
Principal receipts on employee notes, net	—	4,043	303
Net cash (used for) financing activities	(1,058,643)	(861,369)	(919,266)

Net increase (decrease) in cash and cash equivalents	19,704	(21,728)	27,831
Cash and cash equivalents, beginning of year	29,875	51,603	23,772
Cash and cash equivalents, end of year	$49,579	$29,875	$51,603

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2003	2002	2001
SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$352,391	$365,782	$380,745

Transfers to real estate held for disposition	$—	$—	$3,371

Real estate acquisitions/dispositions:
Mortgage loans assumed	$89,446	$32,355	$91,623

Valuation of OP Units issued	$105	$—	$—

Mortgage loans (assumed) by purchaser	$(53,250)	$(9,924)	$(30,396)

Consolidation of previously Unconsolidated Properties:
Mortgage loans assumed	$51,625	$18,100	$301,502

Valuation of OP Units issued	$4,231	$—	$—

Minority Interests - Partially Owned Properties	$42	$—	$31,100

Investments in unconsolidated entities	$34,942	$(312)	$18,021

Net (assets) liabilities recorded	$27,152	$44,209	$(38,860)

Deconsolidation of previously Wholly Owned Properties:
Mortgage loans contributed	$—	$(118,376)	$—

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Year Ended December 31,
	2003	2002	2001

PREFERRED SHARES

Balance, beginning of year	$946,157	$966,671	$1,183,136
Redemption of 9 3/8% Series A Cumulative Redeemable	—	—	(153,000)
Conversion of 7.00% Series E Cumulative Convertible	(8,891)	(20,442)	(5,845)
Redemption of 9.65% Series F Cumulative Redeemable	—	—	(57,500)
Conversion of 7.25% Series G Convertible Cumulative	(29,184)	(2)	—
Redemption of 7.25% Series G Convertible Cumulative	(286,989)	—	—
Conversion of 7.00% Series H Cumulative Convertible	(180)	(70)	(120)
Redemption of 7.625% Series L Cumulative Redeemable	(100,000)	—	—
Issuance of 6.48% Series N Cumulative Redeemable	150,000	—	—
Balance, end of year	$670,913	$946,157	$966,671

COMMON SHARES, $0.01 PAR VALUE

Balance, beginning of year	$2,711	$2,716	$2,652
Issuance through conversion of Preferred Shares into Common Shares	14	9	3
Issuance through conversion of OP Units into Common Shares	7	9	18
Issuance through exercise of share options	32	15	32
Issuance through Employee Share Purchase Plan	3	3	3
Issuance through Share Purchase – DRIP Plan and Dividend Reinvestment – DRIP Plan	—	1	1
Stock-based employee compensation expense:
Restricted/performance shares	9	9	7
Common Shares repurchased and retired	—	(51)	—
Balance, end of year	$2,776	$2,711	$2,716

PAID IN CAPITAL

Balance, beginning of year	$4,844,104	$4,897,630	$4,753,371
Issuance through conversion of Preferred Shares into Common Shares	38,241	20,505	5,962
Issuance through conversion of OP Units into Common Shares	10,896	14,759	29,303
Issuance of Common Shares through exercise of share options	68,368	29,563	65,379
Issuance of Common Shares through Employee Share Purchase Plan	6,321	7,374	6,928
Issuance of Common Shares through Share Purchase – DRIP Plan	—	861	910
Issuance of Common Shares through Dividend Reinvestment – DRIP Plan	—	1,172	1,149
Stock-based employee compensation expense:
Restricted/performance shares	2,488	12,127	29,020
Share options	2,626	—	—
ESPP discount	1,196	—	—
Common Shares repurchased and retired	—	(114,953)	—
Offering costs	(5,304)	(207)	(2,223)
Premium on redemption of preferred shares – original issuance costs	11,892	—	5,324
Other	(24,661)	(29,017)	(374)
Adjustment for Minority Interests ownership in Operating Partnership	545	4,290	2,881
Balance, end of year	$4,956,712	$4,844,104	$4,897,630

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2003	2002	2001

EMPLOYEE NOTES

Balance, beginning of year	$—	$(4,043)	$(4,346)
Principal receipts, net	—	4,043	303
Balance, end of year	$—	$—	$(4,043)

DEFERRED COMPENSATION

Balance, beginning of year	$(12,118)	$(25,778)	$(14,915)
Restricted/performance shares granted, net of cancellations	—	(12,136)	(29,027)
Amortization to compensation expense – restricted/performance shares	8,564	25,796	18,164
Balance, end of year	$(3,554)	$(12,118)	$(25,778)

DISTRIBUTIONS IN EXCESS OF ACCUMULATED EARNINGS

Balance, beginning of year	$(539,942)	$(390,206)	$(300,351)
Net income	543,847	421,313	474,023
Common Share distributions	(474,702)	(473,898)	(452,435)
Preferred Share distributions	(76,435)	(76,615)	(87,504)
Preference Interest distributions	(20,211)	(20,211)	(18,263)
Junior Preference Unit distributions	(325)	(325)	(352)
Premium on redemption of preferred shares – cash charge	(8,345)	—	—
Premium on redemption of preferred shares – original issuance costs	(11,892)	—	(5,324)
Balance, end of year	$(588,005)	$(539,942)	$(390,206)

ACCUMULATED OTHER COMPREHENSIVE LOSS

Balance, beginning of year	$(43,789)	$(33,040)	$—
Accumulated other comprehensive loss - derivative and other instruments:
Cumulative effect of change in accounting principle	—	—	(5,334)
Unrealized holding gains (losses) arising during the year	11,467	(10,905)	(17,909)
Equity in unrealized holding gains (losses) arising during the year – unconsolidated entities	7,268	(689)	(10,366)
Losses reclassified into earnings from other comprehensive income	1,653	845	569
Balance, end of year	$(23,401)	$(43,789)	$(33,040)

See accompanying notes

EQUITY RESIDENTIAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Business

Equity Residential (“EQR”), formed in March 1993, is a fully integrated real estate company engaged in the acquisition, development, ownership, management and operation of multifamily properties.  EQR has elected to be taxed as a real estate investment trust (“REIT”).

EQR is the general partner of, and as of December 31, 2003 owned an approximate 92.7% ownership interest in ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”).   The Operating Partnership is, directly or indirectly, a partner, member or shareholder of numerous partnerships, limited liability companies and corporations which have been established primarily to own fee simple title to multifamily properties or to conduct property management activities and other businesses related to the ownership and operation of multifamily residential real estate.  References to the “Company” include EQR, the Operating Partnership and each of the partnerships, limited liability companies and corporations controlled by the Operating Partnership and/or EQR.

As of December 31, 2003, the Company owned or had investments in 968 properties in 34 states consisting of 207,506 units.  The ownership breakdown includes:

	Properties	Units
Wholly Owned Properties	849	178,150
Partially Owned Properties (Consolidated)	35	6,778
Unconsolidated Properties	84	22,578
	968	207,506

The “Wholly Owned Properties” are accounted for under the consolidation method of accounting.  The Company beneficially owns 100% fee simple title to 842 of the 849 Wholly Owned Properties.  The Company owns the building and improvements and leases the land underlying the improvements under a long-term ground lease that expires in 2026 for one property.  This one property is consolidated and reflected as a real estate asset while the ground lease is accounted for as an operating lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases.  The Company owns the debt collateralized by two properties and owns an interest in the debt collateralized by the remaining four properties.  The Company consolidates its interest in these six properties in accordance with the accounting standards outlined in the AcSEC guidance for real estate acquisition, development and construction arrangements issued in the CPA letter dated February 10, 1986, and as such, reflects these assets as real estate in the consolidated financial statements.

The “Partially Owned Properties” are controlled by the Company but have partners with minority interests and are accounted for under the consolidation method of accounting.  The “Unconsolidated Properties” are partially owned but not controlled by the Company.  With the exception of one property, the Unconsolidated Properties consist of investments in partnership interests and/or subordinated mortgages that are accounted for under the equity method of accounting.  The remaining one property consists of an investment in a limited liability company that, as a result of the terms of the operating agreement, is accounted for as a management contract right with all fees recognized as fee and asset management revenue.  The above table does not include various uncompleted development properties summarized in Note 9.

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

Real Estate Assets and Depreciation of Investment in Real Estate

The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of SFAS No. 141.  In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio, and other market data.  The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.  The Company allocates the purchase price of acquired real estate to various components as follows:

•                  Land – Based on actual purchase price if acquired separately or market research/comparables if acquired with an operating property.

•                  Furniture, Fixtures and Equipment – Ranges between $1,500 and $3,000 per apartment unit acquired as an estimate of the fair value of the appliances & fixtures inside a unit.  The per-unit amount applied depends on the type of apartment building acquired.  Depreciation is calculated on the straight-line method over an estimated useful life of five years.

•                  In-Place Leases – The Company considers the value of acquired in-place leases that meet the definition outlined in SFAS No. 141, paragraph 37.  The amortization period is the remaining term of each respective in-place acquired lease.  Should a resident terminate its lease, the unamortized portion of the deferred in-place lease would be fully expensed.

•                  Other Intangible Assets - The Company considers whether it has acquired other intangible assets that meet the definition outlined in SFAS No. 141, paragraph 39, including any customer relationship intangibles.  The amortization period is the estimated useful life of the acquired intangible asset.

•                  Building - Based on the fair value determined on an “as-if vacant” basis.  Depreciation is calculated on the straight-line method over an estimated useful life of thirty years.

Replacements inside a unit such as appliances and carpeting, are depreciated over a five-year estimated useful life.  Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve and/or extend the useful life of the asset are capitalized over their estimated useful life, generally five to ten years.  Initial direct leasing costs are expensed as incurred as such expense approximates the deferral and amortization of initial direct leasing costs over the lease terms.  Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Company.  Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts.  Any gain or loss on sale is recognized in accordance with accounting principles generally accepted in the United States.

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

The Company periodically evaluates its long-lived assets, including its investments in real estate and goodwill, for indicators of permanent impairment.  The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns.  Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted.

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

Prior to 2002, the Company amortized goodwill on a straight-line basis over a period of 20 years. The accumulated amortization of goodwill was $5.5 million at December 31, 2001.   Subsequent to January 1, 2002, goodwill is not amortized but is subject to annual impairment tests.

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

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain the Company’s line of credit, long-term financings and costs for certain interest rate protection agreements.  These costs are amortized over the terms of the related debt.  Unamortized financing costs are written-off when debt is retired before the maturity date.  The accumulated amortization of such deferred financing costs was $16.0 million and $15.2 million at December 31, 2003 and 2002, respectively.

Fair Value of Financial Instruments, Including Derivative Instruments

The valuation of financial instruments under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and SFAS No. 133 and its amendments (SFAS Nos. 137/138/149), Accounting for Derivative Instruments and Hedging Activities, requires the Company to make estimates and judgments that affect the fair value of the instruments.  The Company, where possible, bases the fair values of its financial instruments, including its derivative instruments, on listed market prices and third party quotes. Where these are not available, the Company bases its estimates on other factors relevant to the financial instruments.

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

On January 1, 2001, the Company adopted SFAS No. 133 and its amendments (SFAS Nos. 137/138/149), which requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value.  Additionally, the fair value adjustments will affect either shareholders’ equity or net income depending on whether the derivative instruments qualify as a hedge for accounting purposes and, if so, the nature of the hedging activity.  When the terms of an underlying transaction are modified, or when the underlying transaction is terminated or completed, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures.  Any derivative instrument used for risk management that does not meet the hedging criteria of SFAS No. 133 is marked-to-market each period.  The Company does not use derivatives for trading or speculative purposes.

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

Stock-Based Compensation

Prior to 2003, the Company had chosen to account for its stock-based compensation in accordance with APB No. 25, Accounting for Stock Issued to Employees, which resulted in no compensation expense for options issued with an exercise price equal to or exceeding the market value of the Company’s Common Shares on the date of grant (intrinsic method).  The Company has elected to account for its stock-based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), Accounting for Stock Based Compensation, effective in the first quarter of 2003, which resulted in compensation expense being recorded based on the fair value of the stock compensation granted.

SFAS No. 148 provides three transition methods for entities that adopt the fair value recognition provisions of SFAS No. 123.  The Company has chosen to use the “Prospective Method”.  This method requires that companies apply the recognition provisions of SFAS No. 123 to only employee awards granted or modified after the beginning of the fiscal year in which the recognition provisions are first applied, or January 1, 2003.  Compensation expense under all of the Company’s plans is generally recognized over periods ranging from three months to five years.  Therefore, the cost related to stock-based employee compensation included in the determination of net income for the year ended December 31, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period presented:

	Year Ended December 31,
	2003	2002	2001
	(Amounts in thousands except per share amounts)

Net income available to Common Shares – as reported	$426,639	$324,162	$362,580
Add: Stock-based employee compensation expense included in reported net income:
Restricted/performance shares	11,043	25,839	18,271
Share options (1)	2,626	—	—
ESPP discount	1,196	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards:
Restricted/performance shares	(11,043)	(25,839)	(18,271)
Share options (1)	(6,784)	(6,249)	(5,426)
ESPP discount	(1,196)	(1,379)	(1,302)
Net income available to Common Shares – pro forma	$422,481	$316,534	$355,852
Earnings per share:
Basic – as reported	$1.57	$1.19	$1.36
Basic – pro forma	$1.55	$1.16	$1.33
Diluted – as reported	$1.55	$1.18	$1.34
Diluted – pro forma	$1.54	$1.15	$1.32

(1)       Share options for the year ended December 31, 2003 included $1.4 million of expense recognition related to options granted in the first quarter of 2003 to the Company’s former chief executive officer.  These options vested immediately upon grant.

The fair value of the option grants as computed under SFAS No. 123 would be recognized over the vesting period of the options.  The fair value for the Company’s share options was estimated at the time the share options were granted using the Black Scholes option pricing model with the following weighted-average assumptions:

	2003	2002	2001
Risk-free interest rate	3.02%	4.55%	4.43%
Expected dividend yield	6.46%	6.46%	6.17%
Volatility	20.8%	20.8%	20.4%
Expected life of the options	5 years	7 years	7 years
Fair value of options granted	$1.90	$2.69	$2.76

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its share options.

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations of the properties and management business, the results of operations generally contain no provision for federal income taxes. The Company is subject to certain state and local income, excise and franchise taxes.  The aggregate cost of land and depreciable property for federal income tax purposes as of December 31, 2003 and 2002 was approximately $8.5 billion and $8.7 billion, respectively.

Effective in 2001, the Company has elected Taxable REIT Subsidiary (“TRS”) status for certain of its corporate subsidiaries.  The provisions for federal income taxes for these TRS entities were not material during 2003, 2002 or 2001 and were recognized as general and administrative expenses in the consolidated statements of operations.

During the years ended December 31, 2003, 2002 and 2001, the Company’s tax treatment of distributions were as follows:

	Year Ended December 31,
	2003	2002	2001
Tax treatment of distributions:
Ordinary income	$0.799	$1.398	$1.369
Qualified dividends	0.009	—	—
Pre-May 6, 2003 long-term capital gain	0.150	0.212	0.220
Post-May 5, 2003 long-term capital gain	0.315	—	—
Unrecaptured section 1250 gain	0.251	0.120	0.091
Return of capital	0.206	—	—
Distributions declared per Common Share outstanding	$1.730	$1.730	$1.680

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

Other

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145, among other items, rescinds the automatic classification of costs incurred on debt extinguishment as extraordinary charges.  Instead, gains and losses from debt extinguishment should only be classified as extraordinary if they meet the “unusual and infrequently occurring” criteria outlined in APB No. 30.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.  The Company adopted the standard effective January 1, 2003. Prior period gains/losses have been reclassified to a component of interest expense.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities.  FIN No. 46 requires a variable interest entity to be consolidated if a company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  The Company will adopt FIN No. 46 as required effective March 31, 2004.  FASB Staff Position (“FSP”) No. FIN 46-6 deferred the effective date for applying the provisions of FIN No. 46 (for entities created before February 1, 2003) from July 1, 2003 to December 31, 2003.  FIN No. 46-R released in December 2003 further deferred the effective date for the Company’s variable interest entities to March 31, 2004.  The Company has preliminarily determined that its unconsolidated stabilized development projects and projects under development (see Note 9) are variable interest entities in which the Company is the primary beneficiary as of the date of the original formation of the respective joint ventures.  On such respective formation dates, the fair value of the assets, liabilities and non-controlling interests of these development projects approximates carryover basis.  If these development projects had been consolidated as of December 31, 2003, the Company’s investment in real estate and mortgage notes payable would have increased by $1.3 billion and $877.7 million, respectively, and investments in unconsolidated entities would have decreased by $465.4 million.  The Company does not anticipate that the adoption of FIN No. 46 will have any material effect on net income.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.  On November 7, 2003, the FASB issued FSP No. FAS 150-3, which deferred for an indefinite period the classification and measurement provisions, but not the disclosure provisions (see discussion below), of SFAS No. 150 as it relates to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS No. 150 (e.g., minority interests in consolidated limited-life subsidiaries).  The Company has determined that it does not have any mandatorily redeemable preferred shares/units that fall within the scope of SFAS No. 150.

With regards to the aforementioned disclosure provisions, the Company is presently the controlling partner in various consolidated partnerships consisting of 35 properties and 6,778 units having a minority interest book value of $9.9 million at December 31, 2003. These partnerships contain provisions that require the partnerships to be liquidated through the sale of its assets upon reaching a date specified in each respective partnership agreement.  The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute proceeds of liquidation to the Minority Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of its assets warrant a distribution based on the partnership agreements.  As of December 31, 2003, the Company estimates the value of Minority Interest distributions would have been approximately $104 million (“Settlement Value”) had the partnerships been liquidated.  This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities including yield maintenance on the mortgages encumbering the properties that would have been due on December 31, 2003 had those mortgages been prepaid.  Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Minority Interests in the Company’s Partially Owned Properties is subject to change.  To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Minority Interests in Partially Owned Properties.

On July 31, 2003, the SEC clarified its position with respect to Emerging Issues Task Force (“EITF”) Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.  Under the SEC’s revised interpretation, in connection with the redemption of preferred shares/units, the original issuance costs of these shares/units must be treated in a manner similar to preferred distributions and deducted from net income in arriving at net income available to Common Shares.  The clarification of EITF Topic D-42 was required to be adopted effective July 1, 2003 on a retroactive basis by restating prior periods included in the current financial statements.  The adoption of the clarification of EITF Topic D-42 resulted in the retroactive write-off of $5.3 million of original issuance costs related to the Company’s redemption of its Series A Preferred Shares in June 2001.  In addition, the Company recorded an $8.3 million cash premium and $11.9 million in original issuance costs related to the redemption of its Series G Preferred Shares in December 2003.  The Company had no recorded original issuance costs associated with, nor did it incur any cash redemption premium upon redemption of, its Series F Preferred Shares redeemed in 2001 or its Series L Preferred Shares redeemed in 2003.

3.             Business Combinations

During 2001 and prior to the one-year anniversary of the Globe Business Resources, Inc. (“Globe”) acquisition, the Company recorded net increases to goodwill of $9.5 million to reallocate the original purchase price recorded at the acquisition date.  Also during 2001, the Company recorded a $60.0 million asset impairment charge related to its furniture rental business.  During 2002, the Company recorded a $17.1 million asset impairment charge related to Equity Corporate Housing (“ECH”).  See Notes 16 and 22.

On January 11, 2002, the Company sold the former Globe furniture rental business for approximately $30.0 million in cash, which approximated the net book value at the sale date.   The Company has retained ownership of the former Globe short-term furnished housing business, which is now known as ECH.

4.             Shareholders’ Equity and Minority Interests

The following table presents the changes in the Company’s issued and outstanding Common Shares for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Common Shares outstanding at January 1,	271,095,481	271,621,374	265,232,750

Common Shares Issued:
Conversion of Series E Preferred Shares	395,723	909,873	260,078
Conversion of Series G Preferred Shares	996,459	70	—
Conversion of Series H Preferred Shares	10,424	4,050	6,972
Employee Share Purchase Plan	289,274	324,238	310,261
Dividend Reinvestment – DRIP Plan	—	41,407	42,649
Share Purchase – DRIP Plan	—	31,354	33,106
Exercise of options	3,249,555	1,435,115	3,187,530
Restricted share grants, net	900,555	885,967	730,982
Conversion of OP Units	706,631	933,937	1,817,359

Common Shares Other:
Common Shares repurchased and retired	—	(5,092,300)	—
Common Shares other	(217)	396	(313)
Common Shares outstanding at December 31,	277,643,885	271,095,481	271,621,374

In February 1998, the Company filed and the SEC declared effective a Form S-3 Registration Statement to register $1.0 billion of equity securities.  In addition, the Company carried over $272.4 million related to a prior registration statement.  As of December 31, 2003, $956.5 million in equity securities remained available for issuance under this registration statement.

During October 2002, the Company repurchased 5,092,300 of its Common Shares on the open market at an average price of $22.58 per share.  The Company paid approximately $115.0 million for these shares, which were retired subsequent to the repurchase.

The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest are collectively referred to as the “Minority Interests – Operating Partnership”.  As of December 31, 2003 and 2002, the Minority Interests - Operating Partnership held 21,907,732 and 22,300,643 OP Units, respectively.  As a result, the Minority Interests had a 7.3% and 7.6% interest in the Operating Partnership at December 31, 2003 and 2002, respectively.  Assuming conversion of all OP Units into Common Shares, total Common Shares outstanding at December 31, 2003 and 2002 would have been 299,551,617 and 293,396,124, respectively.  Subject to applicable securities law restrictions, the Minority Interests – Operating Partnership may exchange their OP Units for EQR Common Shares on a one-for-one basis.

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

During 2003, the Operating Partnership issued 313,720 OP Units to various limited partners at an average price of $26.11 per unit.  These OP Units are classified as Minority Interests – Operating Partnership in the accompanying consolidated balance sheets.

The Company’s declaration of trust authorizes the Company to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share (the “Preferred Shares”), with specific rights, preferences and other attributes as the Board of Trustees may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company’s Common Shares.

The following table presents the Company’s issued and outstanding Preferred Shares as of December 31, 2003 and 2002:

	Redemption Date (1) (2)	Conversion Rate (2)	Annual Dividend Rate per Share (3)	Amounts in thousands
				December 31, 2003	December 31, 2002
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:

9 1/8% Series B Cumulative Redeemable Preferred; liquidation value $250 per share; 500,000 shares issued and outstanding at December 31, 2003 and December 31, 2002	10/15/05	N/A	$22.81252	$125,000	$125,000

9 1/8% Series C Cumulative Redeemable Preferred; liquidation value $250 per share; 460,000 shares issued and outstanding at December 31, 2003 and December 31, 2002	9/9/06	N/A	$22.81252	115,000	115,000

8.60% Series D Cumulative Redeemable Preferred; liquidation value $250 per share; 700,000 shares issued and outstanding at December 31, 2003 and December 31, 2002	7/15/07	N/A	$21.50	175,000	175,000

7.00% Series E Cumulative Convertible Preferred; liquidation value $25 per share; 2,192,490 and 2,548,114 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	11/1/98	1.1128	$1.75	54,812	63,703

7 ¼% Series G Convertible Cumulative Preferred; liquidation value $250 per share; 0 and 1,264,692 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	9/15/02	8.5360	(6)	—	316,173

7.00% Series H Cumulative Convertible Preferred; liquidation value $25 per share; 44,028 and 51,228 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	6/30/98	1.4480	$1.75	1,101	1,281

8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at December 31, 2003 and December 31, 2002	12/10/26	N/A	$4.145	50,000	50,000

7.625% Series L Cumulative Redeemable Preferred; liquidation value $25 per share; 0 and 4,000,000 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	2/13/03	N/A	(4)	—	100,000

6.48% Series N Cumulative Redeemable Preferred; liquidation value $250 per share; 600,000 and 0 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively (5)	6/19/08	N/A	$16.20	150,000	—

				$670,913	$946,157

(1)               On or after the redemption date, redeemable preferred shares (Series B, C, D, K, and N) may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)               On or after the redemption date, convertible preferred shares (Series E & H) may be redeemed under certain circumstances at the option of the Company for cash or Common Shares, in whole or in part, at various redemption prices per share based upon the contractual conversion rate, plus accrued and unpaid distributions, if any.

(3)               Dividends on all series of Preferred Shares are payable quarterly at various pay dates.  Dividend rates listed for Series B, C, D and N are Preferred Share rates and the equivalent Depositary Share annual dividend rates are $2.281252, $2.281252, $2.15 and $1.62, respectively.

(4)               On June 19, 2003, the Company redeemed all of its outstanding Series L Cumulative Redeemable Preferred Shares at liquidation value for total cash consideration of $100.0 million.  The Company did not incur any original issuance costs as these shares were issued by Merry Land and Investment Company, Inc. prior to its merger with the Company.

(5)               On June 19, 2003, the Company issued 600,000 Series N Cumulative Redeemable Preferred Shares in a public offering.  The Company received $145.3 million in net proceeds from this offering after payment of the underwriters’ fee.

(6)               On December 26, 2003, the Company redeemed the remaining outstanding Series G Convertible Cumulative Preferred Shares for cash consideration of $295.3 million, which included the liquidation value of $287.0 million and a cash redemption premium of $8.3 million.  The Company recorded the $8.3 million cash redemption premium along with the write-off of $11.9 million in original issuance costs as a premium on redemption of preferred shares in the accompanying consolidated statements of operations.

The liquidation value of the Preference Interests and the Junior Preference Units (both as defined below) are included as separate components of Minority Interests in the consolidated balance sheets and the distributions incurred are included in preferred distributions in the consolidated statements of operations.

Cumulative through December 31, 2003, the Company, through a subsidiary of the Operating Partnership, issued various series of Preference Interests with an equity value of $246.0 million receiving net proceeds of $239.9 million.  The following table presents the issued and outstanding Preference Interests as of December 31, 2003 and December 31, 2002:

	Redemption Date (1)(2)	Conversion Rate (2)	Annual Dividend Rate per Unit (3)	Amounts in thousands
				December 31, 2003	December 31, 2002
Preference Interests:

8.00% Series A Cumulative Redeemable Preference Interests; liquidation value $50 per unit; 800,000 units issued and outstanding at December 31, 2003 and December 31, 2002	10/01/04	N/A	$4.0000	$40,000	$40,000

8.50% Series B Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,100,000 units issued and outstanding at December 31, 2003 and December 31, 2002	03/03/05	N/A	$4.2500	55,000	55,000

8.50% Series C Cumulative Redeemable Preference Units; liquidation value $50 per unit; 220,000 units issued and outstanding at December 31, 2003 and December 31, 2002	03/23/05	N/A	$4.2500	11,000	11,000

8.375% Series D Cumulative Redeemable Preference Units; liquidation value $50 per unit; 420,000 units issued and outstanding at December 31, 2003 and December 31, 2002	05/01/05	N/A	$4.1875	21,000	21,000

8.50% Series E Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at December 31, 2003 and December 31, 2002	08/11/05	N/A	$4.2500	50,000	50,000

8.375% Series F Cumulative Redeemable Preference Units; liquidation value $50 per unit; 180,000 units issued and outstanding at December 31, 2003 and December 31, 2002	05/01/05	N/A	$4.1875	9,000	9,000

7.875% Series G Cumulative Redeemable Preference Units; liquidation value $50 per unit; 510,000 units issued and outstanding at December 31, 2003 and December 31, 2002	03/21/06	N/A	$3.9375	25,500	25,500

7.625% Series H Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 190,000 units issued and outstanding at December 31, 2003 and December 31, 2002	03/23/06	1.5108	$3.8125	9,500	9,500

7.625% Series I Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 270,000 units issued and outstanding at December 31, 2003 and December 31, 2002	06/22/06	1.4542	$3.8125	13,500	13,500

7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 230,000 units issued and outstanding at December 31, 2003 and December 31, 2002	12/14/06	1.4108	$3.8125	11,500	11,500
				$246,000	$246,000

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

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of December 31, 2003 and December 31, 2002:

	Redemption Date	Conversion Rate	Annual Dividend Rate per Unit (3)	Amounts in thousands
				December 31, 2003	December 31, 2002
Junior Preference Units:

Series A Junior Convertible Preference Units; liquidation value $100 per unit; 20,333 and 56,616 units issued and outstanding at December 31, 2003 and December 31,2002, respectively	(1)(4)	4.0816	$5.46934	$2,033	$5,662

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at December 31, 2003 and December 31, 2002	(2)	(2)	$2.00000	184	184
				$2,217	$5,846

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

(4)          On December 22, 2003, 36,283 Series A Junior Preference Units issued on December 22, 1998 automatically converted to 148,092 OP Units.  The remaining 20,333 Series A Junior Preference Units will automatically convert to OP Units on June 29, 2004, if not converted sooner.

5.                                      Real Estate Acquisitions

The following table summarizes the carrying amounts for investment in real estate (at cost) as of December 31, 2003 and 2002 (Amounts are in thousands):

	2003	2002
Land	$1,845,547	$1,795,771
Land Held for Development	7,546	7,806
Buildings and Improvements	10,415,679	10,643,030
Furniture, Fixtures and Equipment	602,647	597,215
Construction in Progress	2,960	2,441
Real Estate	12,874,379	13,046,263
Accumulated Depreciation	(2,296,013)	(2,112,017)
Real Estate, net	$10,578,366	$10,934,246

During the year ended December 31, 2003, the Company acquired the entire equity interest in seventeen properties containing 5,200 units from unaffiliated parties, inclusive of two additional units at an existing property, for a total purchase price of $684.1 million.

During the year ended December 31, 2003, the Company acquired the majority of the remaining third party equity interests it did not previously own in eleven properties containing 1,090 units.  These properties were accounted for under the equity method of accounting and subsequent to each purchase were consolidated.  The Company recorded $111.1 million in investment in real estate and the following:

•      Assumed $51.6 million in mortgage debt;

•      Issued 153,851 OP Units having a value of $4.2 million;

•      Recorded $42,000 of minority interest in partially owned properties;

•      Reduced investments in unconsolidated entities by $34.9 million;

•      Consolidated and/or received net cash of $6.9 million; and

•      Assumed $27.2 million of other liabilities net of other assets acquired.

During the year ended December 31, 2002, the Company acquired the entire equity interest in twelve properties containing 3,634 units for a total purchase price of $289.9 million.

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

On December 31, 2002, the Company contributed one of its development properties to one of its development partners, retaining a 50% common equity ownership interest.  As a result of this contribution, the Company no longer can exercise sole control over the major decisions (such as sale and/or financing/refinancing) regarding this property.  Effective with the contribution, the Company accounted for this project under the equity method of accounting.  No gain or loss on sale was recognized as the contribution was effectuated at carryover basis.  As a result of this transaction, the Company reduced investment in real estate by $203.7 million (of which land and construction in progress were reduced by $60.6 million and $143.1 million, respectively), reduced mortgage debt by $118.4 million and increased investments in unconsolidated entities by $80.7 million.

6.                                      Real Estate Dispositions

During the year ended December 31, 2003, the Company disposed of ninety-six properties containing 23,486 units to unaffiliated parties, inclusive of various individual condominium units, for a total sales price of $1.22 billion allocated as follows:

•                  Wholly Owned Properties – 91 properties containing 22,698 units for a total sales price of $1.19 billion;

•                  Partially Owned Properties – 3 properties containing 465 units for a total sales price of $13.6 million; and

•                  Unconsolidated Properties – 2 properties containing 323 units for a total sales price of $13.9 million (represents the Company’s allocated share of the net disposition proceeds).

The Company recognized a net gain on sales of discontinued operations of approximately $310.7 million and a net gain on sales of unconsolidated entities of approximately $4.9 million on the above sales.

During the year ended December 31, 2002, the Company sold fifty-eight properties containing 10,713 units to unaffiliated parties for a total sales price of $546.2 million.  The Company recognized a net gain on sales of discontinued operations of approximately $104.3 million and a net gain on sales of unconsolidated entities of approximately $5.1 million.

7.             Commitments to Acquire/Dispose of Real Estate

As of February 4, 2004, in addition to the properties that were subsequently acquired as discussed in Note 24, the Company had entered into a separate agreement to acquire one multifamily property containing 540 units from an unaffiliated party.  The Company expects a purchase price of approximately $73.0 million.

As of February 4, 2004, in addition to the properties that were subsequently disposed of as discussed in Note 24, the Company had entered into separate agreements to dispose of eleven multifamily properties containing 3,626 units to unaffiliated parties.  The Company expects a combined disposition price of approximately $208.5 million.

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

9.                                      Investments in Unconsolidated Entities

The Company has co-invested in various properties with unrelated third parties.  The following table summarizes the Company’s investments in unconsolidated entities as of December 31, 2003 (amounts in thousands except for project and unit amounts):

	Institutional Joint Ventures	Stabilized Development Projects	Projects Under Development		Lexford/ Other	Totals

Total projects	45	13	13		19	90	(1)

Total units	10,846	3,964	3,795		2,254	20,859	(1)

Company’s percentage share of outstanding debt	25.0%	100.0%	100.0%		11.5%

Company’s share of outstanding debt (3)	$121,200	$375,168	$502,549	(2)	$4,891	$1,003,808

(1)          Includes seven projects under development containing 2,038 units, which are not included in the Company’s property/unit counts at December 31, 2003.   Totals also exclude Fort Lewis Military Housing consisting of one property and 3,757 units, which is not accounted for under the equity method of accounting.  The Fort Lewis Military Housing is included in the Company’s property/unit counts as of December 31, 2003.

(2)          A total of $666.6 million is available for funding under this construction debt, of which $502.5 million was funded and outstanding at December 31, 2003.

(3)          As of February 4, 2004, the Company has funded $44.0 million as additional collateral on selected debt (see Note 10).  All remaining debt is non-recourse to the Company.

Investments in unconsolidated entities include the Unconsolidated Properties as well as various development properties under construction or pending construction.  These investments are accounted for utilizing the equity method of accounting.  Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheets and after the project is completed, the consolidated statements of operations include the Company’s share of net income or loss from the unconsolidated entity.  Prior to the project being completed, the Company capitalizes interest on its equity contribution in accordance with the provisions of SFAS No. 58, Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method.  During the years ended December 31, 2003, 2002 and 2001, the Company capitalized $20.6 million, $17.2 million and $19.9 million, respectively, in interest cost related to its unconsolidated development projects (which reduced interest expense incurred in the consolidated statements of operations).

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

10.          Deposits - Restricted

As of December 31, 2003, deposits-restricted totaled $133.8 million and primarily included the following:

•                  Deposits in the amount of $44.0 million held in third party escrow accounts to provide collateral for third party construction financing in connection with unconsolidated development projects;

•                  Approximately $27.7 million in tax-deferred (1031) exchange proceeds; and

•                  Approximately $62.1 million for resident security, utility, and other deposits.

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

11.          Mortgage Notes Payable

As of December 31, 2003, the Company had outstanding mortgage indebtedness of approximately $2.7 billion.

During the year ended December 31, 2003, the Company:

•              Repaid $432.9 million of mortgage loans;

•                                          Assumed $141.1 million of mortgage debt on certain properties in connection with their acquisitions and/or consolidations;

•              Obtained $111.2 million of mortgage loans on certain properties; and

•              Relinquished $53.3 million of mortgage debt assumed by the purchaser on disposed properties.

As of December 31, 2003, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through November 1, 2033.  At December 31, 2003, the interest rate range on the Company’s mortgage debt was 1.06% to 12.465%.  During the year ended December 31, 2003, the weighted average interest rate on the Company’s mortgage debt was 5.80%.

The historical cost, net of accumulated depreciation, of encumbered properties was $3.8 billion and $4.1 billion at December 31, 2003 and 2002, respectively.

Aggregate payments of principal on mortgage notes payable for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Total
2004	$99,503
2005	89,935
2006	285,824
2007	173,529
2008	494,727
Thereafter	1,550,297
Total	$2,693,815

As of December 31, 2002, the Company had outstanding mortgage indebtedness of approximately $2.9 billion.

During the year ended December 31, 2002, the Company:

•                  Repaid $407.7 million of mortgage loans;

•                  Assumed $50.5 million of mortgage debt on certain properties in connection with their acquisitions and/or consolidations;

•                  Relinquished $128.3 million of mortgage debt assumed by the purchaser on disposed properties and the furniture rental business;

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

12.                   Notes

The following tables summarize the Company’s unsecured note balances and certain interest rate and maturity date information as of and for the years ended December 31, 2003 and 2002, respectively:

December 31, 2003 (Amounts are in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges

Fixed Rate Public Notes	$2,528,894	4.861% - 7.75%	6.63%	2004 - 2026
Floating Rate Public Note	—	(1)	2.01%	2003
Fixed Rate Tax-Exempt Bonds	127,780	4.75% - 5.20%	5.07%	2028 - 2029

Totals	$2,656,674

December 31, 2002 (Amounts are in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges

Fixed Rate Public Notes	$2,228,350	4.861% - 7.75%	6.63%	2003 - 2026
Floating Rate Public Note	99,955	(1)	2.61%	2003
Fixed Rate Tax-Exempt Bonds	127,780	4.75% - 5.20%	5.07%	2028 - 2029

Totals	$2,456,085

(1)          The interest rate on this note was LIBOR (reset quarterly) plus a spread equal to 0.63% throughout all of 2002 and through August 21, 2003.  On August 21, 2003, these notes matured and were repaid in full.

The Company’s unsecured public debt contains certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  The Company was in compliance with its unsecured public debt covenants for both the years ended December 31, 2003 and 2002.

In June 2003, the Operating Partnership filed and the SEC declared effective a Form S-3 registration statement to register $2.0 billion of debt securities.  In addition, the Operating Partnership carried over $280.0 million related to a prior registration statement.  As of December 31, 2003, $2.28 billion in debt securities remained available for issuance under this registration statement.

During the year ended December 31, 2003, the Company:

•                  Issued $400.0 million of ten-year 5.20% fixed-rate public notes, receiving net proceeds of $397.5 million;

•                  Repaid $100.0 million of floating rate public notes at maturity;

•                  Repaid $50.0 million and $40.0 million of 6.65% and 6.875%, respectively, fixed rate public notes at maturity; and

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

•                  Repaid $125.0 million of 7.95% fixed rate public notes at maturity; and

•                  Repaid $40.0 million of 7.25% fixed rate public notes at maturity.

Aggregate payments of principal on unsecured notes payable for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Total
2004	$415,088
2005 (1)	505,503
2006 (2)	204,137
2007	159,054
2008	—
Thereafter	1,372,892
Total	$2,656,674

(1)                Includes $300 million with a final maturity of 2015 that is putable/callable in 2005.

(2)                Includes $150 million with a final maturity of 2026 that is putable in 2006.

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

As of December 31, 2003 and 2002, $10.0 million and $140.0 million, respectively, was outstanding and $56.7 million and $60.8 million, respectively, was restricted (dedicated to support letters of credit and not available for borrowing) on the line of credit.  During the years ended December 31, 2003 and 2002, the weighted average interest rate was 1.85% and 2.30%, respectively.

14.                               Derivative Instruments

The following table summarizes the consolidated derivative instruments at December 31, 2003 (dollar amounts are in thousands):

	Cash Flow Hedges	Fair Value Hedges	Forward Starting Swaps	Interest Rate Caps	Offsetting Receive Floating Swaps/Caps	Offsetting Pay Floating Swaps/Caps
Current Notional Balance	$150,000	$120,000	$200,000	$37,000	$255,122	$255,122
Lowest Possible Notional	$150,000	$120,000	$200,000	$37,000	$125,512	$125,512
Highest Possible Notional	$150,000	$120,000	$200,000	$37,000	$293,044	$293,044
Lowest Interest Rate	3.683%	7.25%	4.3425%	6.50%	4.528%	4.458%
Highest Interest Rate	3.683%	7.25%	4.8950%	6.50%	6.000%	6.000%
Earliest Maturity Date	2005	2005	2014	2004	2004	2004
Latest Maturity Date	2005	2005	2014	2004	2007	2007
Estimated Asset (Liability) Fair Value	$(6,134)	$5,954	$4,114	$—	$552	$(554)

During the year ended December 31, 2003, the Company paid approximately $13.0 million to terminate eight forward starting interest rate swaps in conjunction with the issuance of $400.0 million of ten-year unsecured notes.  The $13.0 million payment has been deferred as a component of accumulated other comprehensive loss and will be recognized as additional interest expense over the ten-year life of the unsecured notes.

At December 31, 2003, certain unconsolidated development partnerships in which the Company invested had entered into swaps to hedge the interest rate risk exposure on unconsolidated floating rate construction mortgage loans.  The Company has recorded these hedges on its consolidated balance sheets.  These swaps have been designated as cash flow hedges with a current aggregate notional amount of $277.9 million (notional amounts range from $26.5 million to $285.9 million over the terms of the swaps) at interest rates ranging from 1.78% to 6.94% maturing at various dates ranging from 2004 to 2005 with a net liability fair value of $5.2 million.  During the years ended December 31, 2003 and 2002, the Company recognized an unrealized gain of $1.5 million and an unrealized loss of $1.1 million, respectively, due to ineffectiveness of certain of these unconsolidated development derivatives (included in loss from investments in unconsolidated entities).

On December 31, 2003, the derivative instruments were reported at their fair value as other assets of approximately $10.4 million, as other liabilities of approximately $6.5 million and as a reduction to investments in unconsolidated entities of approximately $5.2 million.  As of December 31, 2003, there were approximately $23.3 million in deferred losses, net, included in accumulated other comprehensive loss.  Based on the estimated fair values of the net derivative instruments at December 31, 2003, the Company may recognize an estimated $9.4 million of accumulated other comprehensive loss as additional interest expense ($5.7 million related to its consolidated derivatives) or as additional loss on investments in unconsolidated entities ($3.7 million related to its unconsolidated development partnerships) during the twelve months ending December 31, 2004.

15.                               Earnings Per Share

The following tables set forth the computation of net income per share – basic and net income per share – diluted:

	Year Ended December 31,
	2003	2002	2001
	(Amounts in thousands except per share amounts)
Numerator for net income per share – basic:
Income from continuing operations	$211,558	$246,840	$304,683
Preferred distributions	(96,971)	(97,151)	(106,119)
Premium on redemption of preferred shares	(20,237)	—	(5,324)
Allocation of Minority Interests – Operating Partnership to discontinued operations	24,955	13,348	13,886

Income from continuing operations available to Common Shares, net of allocation of Minority Interests – Operating Partnership	119,305	163,037	207,126
Net gain on sales of discontinued operations, net of allocation of Minority Interests – Operating Partnership	287,372	96,317	136,696
Discontinued operations, net of allocation of Minority Interests – Operating Partnership	19,962	64,808	19,924
Cumulative effect of change in accounting principle, net of allocation of Minority Interests – Operating Partnership	—	—	(1,166)

Numerator for net income per share – basic	$426,639	$324,162	$362,580

Numerator for net income per share – diluted:
Income from continuing operations	$211,558	$246,840	$304,683
Preferred distributions	(96,971)	(97,151)	(106,119)
Premium on redemption of preferred shares	(20,237)	—	(5,324)
Effect of dilutive securities:
Allocation to Minority Interests – Operating Partnership	34,658	26,862	32,391

Income from continuing operations available to Common Shares	129,008	176,551	225,631
Net gain on sales of discontinued operations	310,706	104,296	148,906
Discontinued operations, net	21,583	70,177	21,704
Cumulative effect of change in accounting principle	—	—	(1,270)

Numerator for net income per share – diluted	$461,297	$351,024	$394,971

Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	272,337	271,974	267,349

Effect of dilutive securities:
OP Units	22,186	22,663	24,013
Share options/restricted shares	2,518	3,332	3,851

Denominator for net income per share – diluted	297,041	297,969	295,213

Net income per share – basic	$1.57	$1.19	$1.36

Net income per share – diluted	$1.55	$1.18	$1.34

	Year Ended December 31,
	2003	2002	2001
	(Amounts in thousands except per share amounts)

Net income per share – basic:
Income from continuing operations available to Common Shares	$0.44	$0.60	$0.77
Net gain on sales of discontinued operations	1.06	0.35	0.51
Discontinued operations, net	0.07	0.24	0.08
Cumulative effect of change in accounting principle	—	—	—

Net income per share – basic	$1.57	$1.19	$1.36

Net income per share – diluted:
Income from continuing operations available to Common shares	$0.43	$0.59	$0.76
Net gain on sales of discontinued operations	1.05	0.35	0.51
Discontinued operations, net	0.07	0.24	0.07
Cumulative effect of change in accounting principle	—	—	—

Net income per share – diluted	$1.55	$1.18	$1.34

Convertible preferred shares/units that could be converted into 14,745,904, 15,335,977 and 15,461,626 weighted average Common Shares for the years ended December 31, 2003, 2002 and 2001, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

For additional disclosures regarding the employee share options and restricted shares, see Notes 2 and 17.

16.                               Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all wholly owned assets disposed of on or after January 1, 2002 (the date of adoption of SFAS No. 144).

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during each of the years ended December 31, 2003, 2002 and 2001, including the following:

•                  The ninety-one Wholly Owned Properties and various individual condominium units containing 22,698 units sold during 2003; and

•                  The fifty-two Wholly Owned Properties and various individual condominium units containing 9,586 units and the furniture rental business sold during 2002.

	Year Ended December 31,
	2003	2002	2001
	(Amounts in thousands)
REVENUES
Rental income	$102,092	$216,607	$247,242
Furniture income	—	1,361	57,499
Total revenues	102,092	217,968	304,741

EXPENSES (1)
Property and maintenance	39,051	64,076	67,513
Real estate taxes and insurance	11,107	22,155	24,079
Property management	103	162	163
Depreciation	27,230	53,917	60,495
Furniture expenses	—	1,303	58,852
Impairment on furniture rental business	—	—	60,000
Amortization of goodwill	—	—	1,423
Total expenses	77,491	141,613	272,525

Discontinued operating income	24,601	76,355	32,216

Interest and other income	304	69	402
Interest (2):
Expense incurred, net	(2,784)	(6,110)	(10,703)
Amortization of deferred financing costs	(538)	(137)	(211)

Discontinued operations, net	$21,583	$70,177	$21,704

(1)                               Includes expenses paid in the current period for Wholly Owned Properties sold in prior periods related to the Company’s period of ownership.

(2)                         Interest includes only specific amounts from each property sold.

For the properties sold during 2003, the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2002 were $883.6 million and $89.1 million, respectively.

During the year ended December 31, 2002, the Company disposed of its furniture rental business for $30.0 million and received net proceeds of $28.7 million.  After giving effect to a previously recorded impairment loss, no gain/loss on sale was recognized as the net book value at the sale date approximated the sales price.

During the year ended December 31, 2001, the Company recorded $60.0 million of asset impairment charges related to its furniture rental business.  These charges were the result of a review of the existing intangible and tangible assets reflected on the consolidated balance sheet as of September 30, 2001.  The Company reviewed the current net book value taking into consideration existing business and economic conditions as well as projected cash flows.  The impairment loss includes the write-down of the following assets: a) goodwill of approximately $26.0 million; b) rental furniture, net of approximately $28.6 million; c) property and equipment, net of approximately $4.5 million; and d) other assets of approximately $0.9 million.

17.                               Share Incentive Plans

On May 15, 2002, the shareholders of EQR approved the Company’s 2002 Share Incentive Plan.  The maximum aggregate number of awards that may be granted under this plan may not exceed 7.5% of the Company’s outstanding Common Shares calculated on a “fully diluted” basis and determined annually on the first day of each calendar year.  In January 2003, the Company filed a Form S-8 registration statement to register 23,125,828 Common Shares for issuance under this plan.  As of January 1, 2004, 22,736,239 shares were available for issuance under this plan.  No awards may be granted under the 2002 Share Incentive Plan after February 20, 2012.

Pursuant to the 2002 Share Incentive Plan and the Fifth Amended and Restated 1993 Share Option and Share Award Plan (collectively the “Share Incentive Plans”), officers, trustees, key employees and consultants of the Company may be offered the opportunity to acquire Common Shares through the grant of share options (“Options”) including non-qualified share options (“NQSOs”), incentive share options (“ISOs”) and share appreciation rights (“SARs”) or may be granted restricted or non-restricted shares.  Additionally, officers and key employees of the Company may be awarded Common Shares, subject to conditions and restrictions as described in the Share Incentive Plans.  Finally, certain executive officers of the Company are subject to the Company’s performance based restricted share plan.  Options, SARs, restricted shares and performance shares are sometimes collectively referred to herein as “Awards”.

The Options generally are granted at the fair market value of the Company’s Common Shares at the date of grant, vest over a three year period, are exercisable upon vesting and expire ten years from the date of grant.  The exercise price for all Options under the Share Incentive Plans shall not be less than the fair market value of the underlying Common Shares at the time the Option is granted.  The Fifth Amended and Restated 1993 Share Option and Share Award Plan will terminate at such time as all outstanding Awards have expired or have been exercised/vested.  The Board of Trustees may at any time amend or terminate the Share Incentive Plans, but termination will not affect Awards previously granted.  Any Options, which had vested prior to such a termination, would remain exercisable by the holder thereof.

As to the Options that have been granted through December 31, 2003, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted.

As to the restricted shares that have been awarded through December 31, 2003, these shares generally vest three years from the award date.  During the three-year period of restriction, the employee receives quarterly dividend payments on their shares.  The Company’s unvested restricted shareholders receive dividends at the same rate and on the same date as any other Common Share holder.  In addition, the Company’s unvested restricted shareholders have the same voting rights as any other Common Share holder.  As a result, dividends paid on unvested restricted shares are included as a distribution in excess of accumulated earnings and have not been considered in reducing net income available to Common Shares in a manner similar to the Company’s preferred share dividends for the earnings per share calculation.  If employment is terminated prior to the lapsing of the restriction, the shares are canceled.

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

The following table summarizes information regarding both the restricted and performance-based share plans for the three years ended December 31, 2003, 2002 and 2001:

			Compensation Expense
Year	Restricted/ Performance Share Awards Granted, Net of Cancellations	Weighted Average Grant Price	General and Administrative	Property Management	Dividends Incurred
2003	900,555	$23.58	$5.5 million	$5.6 million	$2.5 million
2002	885,967	$27.22	$16.2 million	$9.6 million	$2.9 million
2001	730,982	$25.98	$9.4 million	$8.9 million	$2.4 million

Prior to 2003, the Company had chosen to account for its stock-based compensation in accordance with APB No. 25, Accounting for Stock Issued to Employees, which resulted in no compensation expense for options issued with an exercise price equal to or exceeding the market value of the Company’s Common Shares on the date of grant (intrinsic method).  The Company has elected to account for its stock-based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), Accounting for Stock Based Compensation, effective in the first quarter of 2003, which resulted in compensation expense being recorded based on the fair value of the stock compensation granted.

Compensation expense related to restricted and performance-based share grants was previously recognized in accordance with APB No. 25.  The adoption of SFAS No. 123 does not significantly change the amount of compensation expense recognized for these grants.

See Note 2 for additional information regarding the Company’s stock-based compensation.

The table below summarizes the Option activity of the Share Incentive Plans and options assumed in connection with mergers (the “Merger Options”) for the three years ended December 31, 2003, 2002 and 2001:

	Common Shares Subject to Options	Weighted Average Exercise Price Per Option
Balance at December 31, 2000	12,683,447	$21.12
Options granted	2,844,838	$26.48
Options exercised	(3,125,870)	$20.31
Merger Options exercised	(57,660)	$15.26
Options canceled	(167,982)	$22.55
Merger Options canceled	(1,622)	$20.17

Balance at December 31, 2001	12,175,151	$22.59
Options granted	2,270,220	$27.24
Options exercised	(1,425,494)	$20.36
Merger Options exercised	(13,621)	$19.66
Options canceled	(177,536)	$24.90

Balance at December 31, 2002	12,828,720	$23.63
Options granted (1993 plan)	665,304	$23.55
Options granted (2002 plan)	2,217,124	$23.59
Options exercised (1993 plan)	(2,696,110)	$20.61
Options exercised (2002 plan)	(500,000)	$23.55
Merger Options exercised	(52,995)	$19.55
Options canceled (1993 plan)	(338,998)	$25.06
Options canceled (2002 plan)	(43,137)	$23.55

Balance at December 31, 2003	12,079,908	$24.27

The following table summarizes information regarding options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$8.91 to $11.88	1,476	2.1	$11.04	1,476	$11.04
$11.89 to $14.85	76,268	1.3	$14.05	76,268	$14.05
$14.86 to $17.82	424,402	2.1	$15.52	424,402	$15.52
$17.83 to $20.79	1,240,925	4.3	$20.32	1,236,202	$20.33
$20.80 to $23.76	3,459,811	8.0	$22.83	1,462,761	$21.86
$23.77 to $26.73	3,789,365	5.3	$25.54	3,370,552	$25.50
$26.74 to $29.70	3,087,661	7.9	$27.37	1,703,254	$27.42
$8.91 to $29.70	12,079,908	6.5	$24.27	8,274,915	$23.86

As of December 31, 2002 and 2001, 8,252,203 Options (with a weighted average exercise price of

$22.25) and 7,291,897 Options (with a weighted average exercise price of $21.62) were exercisable, respectively.

18.                               Employee Plans

The Company established an Employee Share Purchase Plan (the “ESPP”) to provide employees and trustees the ability to annually acquire up to $100,000 of Common Shares of the Company.  In 2003, the Company’s shareholders approved an increase in the aggregate number of Common Shares available under the ESPP to 7,000,000 (from 2,000,000).  The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter.  During 2003, the Company issued 289,274 Common Shares at net prices that ranged from $20.64 per share to $24.74 per share and received proceeds of approximately $6.3 million.  During 2002, the Company issued 324,238 Common Shares at net prices that ranged from $21.65 per share to $24.43 per share and received proceeds of approximately $7.4 million.  During 2001, the Company issued 310,261 Common Shares at net prices that ranged from $21.76 per share to $23.69 per share and received proceeds of approximately $6.9 million.

The Company established a defined contribution plan (the “401(k) Plan”) to provide retirement benefits for employees that meet minimum employment criteria.  The Company matches dollar for dollar up to the first 2% of eligible compensation that a participant contributes to the 401(k) Plan (4% for 2002 and prior years).  Participants are vested in the Company’s contributions over five years.  The Company made contributions in the amount of $3.5 million and $3.1 million for the years ended December 31, 2002 and 2001, respectively, and expects to make contributions in the amount of approximately $2.7 million for the year ended December 31, 2003.

The Company may also elect to make an annual discretionary profit-sharing contribution as a percentage of each individual employee’s eligible compensation under the 401(k) Plan.  The Company made a contribution in the amount of $2.6 million for the year ended December 31, 2001.  The Company did not make a contribution for both the years ended December 31, 2003 and 2002.

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

The DRIP Plan provides holders of record and beneficial owners of Common Shares and Preferred Shares with a simple and convenient method of investing cash distributions in additional Common Shares (which is referred to herein as the “Dividend Reinvestment - DRIP Plan”).  Common Shares may also be purchased on a monthly basis with optional cash payments made by participants in the DRIP Plan and interested new investors, not currently shareholders of the Company, at the market price of the Common Shares less a discount ranging between 0% and 5%, as determined in accordance with the DRIP Plan (which is referred to herein as the “Share Purchase - DRIP Plan”).  Common Shares purchased under the DRIP Plan may, at the option of the Company, be directly issued by the Company or purchased by the Company’s transfer agent in the open market using participants’ funds.

20.                               Transactions with Related Parties

The Company provided asset and property management services to certain related entities for properties not owned by the Company.  Fees received for providing such services were approximately $0.3 million, $0.7 million and $0.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company reimbursed its Chief Operating Officer for the actual operating costs (excluding acquisition costs) of operating his personal aircraft for himself and other employees on Company business.  Amounts incurred were approximately $0.2 million, $0.5 million and $0.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company leases its corporate headquarters from an entity controlled by EQR’s Chairman of the Board of Trustees.  Amounts incurred for such office space for the years ended December 31, 2003, 2002 and 2001, respectively, were approximately $1.7 million, $1.6 million and $1.8 million.  The Company believes these amounts equal market rates for such space.

The Company leases space in an office building in Augusta, Georgia indirectly owned by one of EQR’s trustees since May 2003 and directly owned by an entity affiliated with the same EQR trustee from 1998 to 2003.  Amounts incurred for such office space were approximately $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.  The Company believes these amounts equal market rates for such space.

In prior years, the Company had the following additional related party transactions:

•                  Certain executive officers of the Company purchased Common Shares which were financed with loans made by the Company, all of which were repaid in full in 2002;

•                  The Company made consulting payments to two former trustees (individuals were trustees through May 2003) in the approximate amounts of $0.2 million and $0.4 million for the years ended December 31, 2002 and 2001, respectively; and

•                  The Company paid legal fees to a law firm of which one of EQR’s former trustees (individual was a trustee through May 2002) is a partner in the approximate amounts of $0.3 million and $1.7 million for the years ended December 31, 2002 and 2001, respectively.

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

The Company is a party to a class action lawsuit in Florida state court alleging that several of the types of fees that the Company charged when residents breached their leases were illegal, as were all efforts to collect them.  The Company is vigorously contesting the plaintiffs’ claims and has sought immediate appellate review of the 2003 class action certification decision.  Due to the uncertainty of many critical factual and legal issues, including the viability of the case as a class action, it is not possible to determine or predict the outcome.  While no assurances can be given, the Company does not believe that this lawsuit, if adversely determined, will have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against the Company which, individually or in the aggregate, reasonably may be expected to have a material adverse effect on the Company.

As of December 31, 2003, the Company has 13 projects in various stages of development with estimated completion dates ranging through June 30, 2005.  The three development agreements currently in place have the following key terms:

•                        The first development partner has the right, at any time following completion of a project, to stipulate a value for such project and offer to sell its interest in the project to the Company based on such value.  If the Company chooses not to purchase the interest, it must agree to a sale of the project to an unrelated third party at such value.  The Company’s partner must exercise this right as to all projects within five years after the receipt of the final certificate of occupancy on the last developed property.   In connection with this development agreement, the Company has an obligation to provide up to $40.0 million in credit enhancements to guarantee a portion of the third party construction financing.  As of February 4, 2004, the Company had set-aside $20.0 million towards this credit enhancement.  The Company would be required to perform under this agreement only if there was a material default under a third party construction mortgage agreement.  This agreement expires no later than December 31, 2018.  Notwithstanding the termination of the agreement, the Company shall have recourse against its development partner for any losses incurred.

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

In connection with one of its mergers, the Company provided a guaranty of a credit enhancement agreement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project.  The Company has the obligation to provide this guaranty for a period of eight years from the consummation of the merger or through May 2005.  The Company would be required to perform under this guaranty only if there was a draw on the letter of credit issued by the credit enhancement party.  The counterparty has also indemnified the Company for any losses suffered.  As of December 31, 2003, this guaranty was still in effect at a commitment amount of $12.7 million and no current outstanding liability.

During the years ended December 31, 2003, 2002 and 2001, total operating lease payments incurred for office space, including a portion of real estate taxes, insurance, repairs and utilities, aggregated $4,985,899, $4,709,363 and $4,929,018, respectively.

The minimum basic aggregate rental commitment under the Company’s operating leases, including fixed base rent due on a ground lease for one property, in years following December 31, 2003 is as follows:

Year	Amount
2004	$4,834,842
2005	3,915,366
2006	2,852,105
2007	2,376,432
2008	2,242,893
Thereafter	8,364,631
Total	$24,586,269

The Company has entered into a retirement benefits agreement with its Chairman of the Board of Trustees and deferred compensation agreements with two of its executive officers and its former chief executive officer.  During the years ended December 31, 2003, 2002 and 2001, the Company recognized compensation expense of $3.0 million, $5.1 million and $3.7 million, respectively, related to these agreements.  The projected commitments under these agreements based on estimated retirement dates are:

Year	Amount
2004	$831,168
2005	1,376,132
2006	1,410,536
2007	2,214,549
2008	2,269,913
Thereafter	20,972,730
Total	$29,075,028

22.                               Asset Impairment

For the years ended December 31, 2003, 2002 and 2001, the Company recorded approximately $1.2 million, $1.2 million and $11.8 million, respectively, of asset impairment charges related to its technology investments. These charges were the result of a review of the existing investments reflected on the consolidated balance sheet.  These impairment losses are reflected on the consolidated statements of operations in total expenses and include the write-down of assets classified as other assets and investments in unconsolidated entities.

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

The Company’s primary business is owning, managing, and operating multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents and includes ECH.  Senior management evaluates the performance of each of our apartment communities on an individual basis; however, each of our apartment communities has similar economic characteristics, residents, and products and services so they have been aggregated into one reportable segment.  The Company’s rental real estate segment comprises approximately 99.2%, 99.5% and 99.1% of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively.  The Company’s rental real estate segment comprises approximately 99.7% and 99.7% of total assets at December 31, 2003 and 2002, respectively.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying statements of operations).  The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities.  Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance.  NOI from our rental real estate totaled approximately $1.0 billion, $1.1 billion, and $1.1 billion for the years ended December 31, 2003, 2002 and 2001, respectively.

During the acquisition, development and/or disposition of real estate, the Company considers its NOI return on total investment as the primary measure of financial performance.

The Company’s fee and asset management activity is immaterial and does not meet the threshold requirements of a reportable segment as provided for in SFAS No. 131.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the three years ended December 31, 2003, 2002 or 2001.

24.                               Subsequent Events/Other

Subsequent to December 31, 2003 and through February 4, 2004, the Company:

•                  Acquired four properties (including two additional units at an existing property) consisting of 1,130 units for approximately $151.3 million;

•                  Assumed $36.9 million of mortgage debt on one property in connection with its acquisition;

•                  Disposed of twelve properties (including one Unconsolidated Property) and various individual condominium units consisting of 2,972 units for approximately $140.9 million;

•                  Obtained $16.5 million in new mortgage financing; and

•                  Repaid $50.0 million of mortgage loans.

25.                               Quarterly Financial Data (Unaudited)

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end.  All amounts have also been restated in accordance with the discontinued operations provisions of SFAS No 144.  Amounts are in thousands, except for per share amounts.

2003	Fourth Quarter 12/31	Third Quarter 9/30	Second Quarter 6/30	First Quarter 3/31
Total revenues (1)	$459,521	$459,364	$455,890	$448,523
Operating income (1)	136,057	143,249	148,105	140,104
Income from continuing operations (1)	43,049	55,252	58,834	54,423
Net gain on sales of discontinued operations	91,731	77,983	70,320	70,672
Discontinued operations, net (1)	56	4,038	7,237	10,252
Net income *	134,836	137,273	136,391	135,347
Net income available to Common Shares	90,743	112,575	112,154	111,167
Earnings per share – basic:
Net income available to Common Shares	$0.33	$0.41	$0.41	$0.41
Weighted average Common Shares outstanding	274,457	272,787	271,380	270,678
Earnings per share – diluted:
Net income available to Common Shares	$0.33	$0.41	$0.41	$0.41
Weighted average Common Shares outstanding	299,516	297,941	299,217	297,646

(1)                        The amounts presented for the first three quarters of 2003 are not equal to the same amounts previously reported in the respective Form 10-Q’s filed with the SEC for each period as a result of changes in discontinued operations due to additional property sales which occurred throughout 2003.  Below is a reconciliation to the amounts previously reported in the respective Form 10-Q’s:

2003	Third Quarter 9/30	Second Quarter 6/30	First Quarter 3/31

Total revenues previously reported in Form 10-Q	$472,976	$479,357	$482,707
Total revenues subsequently reclassified to discontinued operations	(13,612)	(23,467)	(34,184)

Total revenues disclosed in Form 10-K	$459,364	$455,890	$448,523

Operating income previously reported in Form 10-Q	$147,635	$155,638	$151,039
Operating income subsequently reclassified to discontinued operations	(4,386)	(7,533)	(10,935)

Operating income disclosed in Form 10-K	$143,249	$148,105	$140,104

Income from continuing operations previously reported in Form 10-Q	$59,297	$65,934	$64,259
Income from continuing operations subsequently reclassified to discontinued operations	(4,045)	(7,100)	(9,836)

Income from continuing operations disclosed in Form 10-K	$55,252	$58,834	$54,423

Discontinued operations, net previously reported in Form 10-Q	$(7)	$137	$416
Discontinued operations, net from properties sold subsequent to the respective reporting period	4,045	7,100	9,836

Discontinued operations, net disclosed in Form 10-K	$4,038	$7,237	$10,252

2002	Fourth Quarter 12/31	Third Quarter 9/30	Second Quarter 6/30	First Quarter 3/31

Total revenues (2)	$447,834	$455,218	$454,742	$451,369
Operating income (2)	145,017	135,742	159,478	157,939
Income from continuing operations (2)	61,294	39,987	68,659	76,900
Net gain on sales of discontinued operations	43,087	32,763	25,630	2,816
Discontinued operations, net (2)	14,096	15,911	19,008	21,162
Net income *	118,477	88,661	113,297	100,878
Net income available to Common Shares	94,295	64,473	89,041	76,353
Earnings per share – basic:
Net income available to Common Shares	$0.35	$0.24	$0.33	$0.28
Weighted average Common Shares outstanding	269,706	273,943	273,146	271,094
Earnings per share – diluted:
Net income available to Common Shares	$0.35	$0.23	$0.32	$0.28
Weighted average Common Shares outstanding	294,714	299,057	299,494	297,229

(2)                        The amounts presented for the first three quarters of 2002 are not equal to the same amounts previously reported in the respective Form 10-Q’s filed with the SEC for each period as a result of changes in discontinued operations due to additional property sales which occurred throughout 2003 and 2002 and the Company’s adoption of SFAS No. 145 related to extraordinary items.  Below is a reconciliation to the amounts previously reported in the respective Form 10-Q’s:

2002	Third Quarter 9/30	Second Quarter 6/30	First Quarter 3/31

Total revenues previously reported in Form 10-Q	$504,500	$509,507	$512,094
Total revenues subsequently reclassified to discontinued operations	(49,282)	(54,765)	(60,725)

Total revenues disclosed in Form 10-K	$455,218	$454,742	$451,369

Operating income previously reported in Form 10-Q	$152,225	$179,385	$181,325
Operating income subsequently reclassified to discontinued operations	(16,483)	(19,907)	(23,386)

Operating income disclosed in Form 10-K	$135,742	$159,478	$157,939

Income from continuing operations previously reported in Form 10-Q	$55,552	$87,503	$97,882
Income from continuing operations subsequently reclassified to discontinued operations	(15,565)	(18,473)	(20,885)
Extraordinary items for early debt extinguishment reclassified to interest expense	—	(371)	(97)

Income from continuing operations disclosed in Form 10-K	$39,987	$68,659	$76,900

Discontinued operations, net previously reported in Form 10-Q	$346	$535	$277
Discontinued operations, net from properties sold subsequent to the respective reporting period	15,565	18,473	20,885

Discontinued operations, net disclosed in Form 10-K	$15,911	$19,008	$21,162

* The Company did not have any extraordinary items or cumulative effect of change in accounting principle during the years ended December 31, 2003 and 2002.  Therefore, income before extraordinary items and cumulative effect of change in accounting principle is not shown as it was equal to the net income amounts disclosed above.

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2003

Description			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/03					Life Used to Compute Depreciation in
Apartment Name	Location	Encumbrances	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction	Latest Income Statement (C)

2300 Elliott	Seattle, WA	$—	$796,800	$7,173,725	$—	$4,276,332	$796,800	$11,450,058	$12,246,858	$(3,995,994)	1992	30 Years
2900 on First	Seattle, WA (G)	—	1,177,700	10,600,360	—	3,002,402	1,177,700	13,602,762	14,780,462	(4,148,864)	1989-91	30 Years
740 River Drive	St. Paul, MN	5,862,603	1,626,700	11,234,943	—	2,307,093	1,626,700	13,542,036	15,168,736	(3,580,156)	1962	30 Years
929 House	Cambridge, MA (G)	4,613,937	3,252,993	21,745,595	—	908,501	3,252,993	22,654,096	25,907,089	(2,563,429)	1975	30 Years
Abington Glen	Abington, MA	—	553,105	3,697,396	—	208,005	553,105	3,905,401	4,458,507	(492,539)	1968	30 Years
Acacia Creek	Scottsdale, AZ	—	4,964,970	28,694,155	—	1,519,060	4,964,970	30,213,215	35,178,185	(6,962,258)	1988-1994	30 Years
Acadia Court	Bloomington, IN	1,961,696	257,484	2,268,653	—	382,335	257,484	2,650,987	2,908,471	(503,021)	1985	30 Years
Acadia Court II	Bloomington, IN	—	253,636	2,234,632	—	224,035	253,636	2,458,666	2,712,302	(432,875)	1986	30 Years
Adelaide Park	Norcross, GA	—	2,546,500	11,009,666	—	1,248,772	2,546,500	12,258,438	14,804,938	(2,815,895)	1972/1976	30 Years
Alborada	Fremont, CA	—	24,310,000	59,214,129	—	760,876	24,310,000	59,975,005	84,285,005	(7,843,083)	1999	30 Years
Ambergate (FL)	W. Palm Beach, FL	—	730,000	1,687,743	—	159,184	730,000	1,846,927	2,576,927	(260,406)	1987	30 Years
Amberidge	Roseville, MI	—	130,844	1,152,880	—	132,592	130,844	1,285,472	1,416,316	(223,529)	1985	30 Years
Amberton	Manassas, VA	10,705,000	900,600	9,072,492	—	1,089,029	900,600	10,161,521	11,062,121	(3,331,324)	1986	30 Years
Amberwood (OH)	Massillon, OH	813,763	126,227	1,112,289	—	214,821	126,227	1,327,110	1,453,337	(240,379)	1987	30 Years
Amesbury I	Reynoldsbury, OH	1,194,940	143,039	1,260,233	—	200,427	143,039	1,460,660	1,603,700	(263,441)	1986	30 Years
Amesbury II	Reynoldsbury, OH	—	180,588	1,591,229	—	180,897	180,588	1,772,126	1,952,714	(307,145)	1987	30 Years
Amhurst (Tol)	Toledo, OH	—	161,854	1,426,108	—	123,143	161,854	1,549,250	1,711,104	(252,346)	1983	30 Years
Amhurst I (OH)	Dayton, OH	—	152,574	1,344,353	—	247,782	152,574	1,592,135	1,744,708	(313,523)	1979	30 Years
Amhurst II (OH)	Dayton, OH	—	159,416	1,404,632	—	166,442	159,416	1,571,074	1,730,491	(278,291)	1981	30 Years
Andover Court	Mt. Vernon, OH	—	123,875	1,091,272	—	193,855	123,875	1,285,127	1,409,002	(240,743)	1982	30 Years
Annhurst (IN)	Indianapolis, IN	1,204,270	189,235	1,667,469	—	227,393	189,235	1,894,862	2,084,097	(359,205)	1985	30 Years
Annhurst (MD) (REIT)	Belcamp, MD	1,240,881	232,575	2,093,165	—	176,023	232,575	2,269,188	2,501,763	(249,373)	1984	30 Years
Annhurst (PA)	Clairton, PA	—	307,952	2,713,397	—	318,343	307,952	3,031,739	3,339,692	(521,912)	1984	30 Years
Annhurst II (OH)	Gahanna, OH	—	116,739	1,028,595	—	196,057	116,739	1,224,652	1,341,390	(233,009)	1986	30 Years
Annhurst III (OH)	Gahanna, OH	—	134,788	1,187,629	—	131,751	134,788	1,319,381	1,454,169	(225,842)	1988	30 Years
Apple Ridge I	Circleville, OH	1,008,377	139,300	1,227,582	—	206,724	139,300	1,434,306	1,573,606	(239,599)	1987	30 Years
Apple Ridge III	Circleville, OH	—	72,585	639,356	—	73,805	72,585	713,161	785,746	(116,288)	1982	30 Years
Applegate (Col)	Columbus, IN	—	171,829	1,514,002	—	97,369	171,829	1,611,371	1,783,200	(277,781)	1982	30 Years
Applegate I (IN)	Muncie, IN	877,129	138,506	1,220,386	—	205,064	138,506	1,425,450	1,563,955	(250,665)	1984	30 Years
Applegate II (IN)	Muncie, IN	1,202,296	180,017	1,586,143	—	243,480	180,017	1,829,623	2,009,640	(306,006)	1987	30 Years
Applewood I	Deland, FL	2,056,168	235,230	2,072,994	—	477,344	235,230	2,550,338	2,785,569	(546,007)	1982	30 Years
Aragon Woods	Indianapolis, IN	—	157,791	1,390,010	—	96,387	157,791	1,486,397	1,644,188	(262,387)	1986	30 Years
Arbor Glen	Ypsilanti, MI	6,573,553	1,096,064	9,887,635	—	1,226,299	1,096,064	11,113,934	12,209,998	(2,692,814)	1990	30 Years
Arbor Terrace	Sunnyvale, CA	(R)	9,057,300	18,483,642	—	669,641	9,057,300	19,153,283	28,210,583	(3,822,766)	1979	30 Years
Arboretum (GA)	Atlanta, GA	—	4,682,300	15,913,018	—	1,407,580	4,682,300	17,320,598	22,002,898	(4,191,166)	1970	30 Years
Arboretum (MA)	Canton, MA	(M)	4,685,900	10,992,751	—	647,767	4,685,900	11,640,518	16,326,418	(2,429,558)	1989	30 Years
Arboretum at Stonelake	Austin, TX	—	6,120,000	24,068,145	—	(800)	6,120,000	24,067,345	30,187,345	—	1996	30 Years
Arbors of Brentwood	Nashville, TN	(K)	404,670	13,536,367	—	2,379,128	404,670	15,915,494	16,320,164	(6,059,151)	1986	30 Years
Arbors of Hickory Hollow	Antioch, TN	(K)	202,985	6,937,209	—	2,816,341	202,985	9,753,550	9,956,535	(4,389,308)	1986	30 Years
Arbors of Las Colinas	Irving, TX	—	1,663,900	14,977,080	—	2,568,765	1,663,900	17,545,845	19,209,745	(6,758,807)	1984/85	30 Years
Artisan Square	Northridge, CA	—	7,000,000	20,562,359	—	44,551	7,000,000	20,606,910	27,606,910	(787,661)	2002	30 Years
Ashford Hill	Reynoldsbury, OH	1,333,498	184,985	1,630,021	—	272,078	184,985	1,902,099	2,087,085	(351,430)	1986	30 Years
Ashgrove (IN)	Indianapolis, IN	—	172,924	1,523,549	—	132,766	172,924	1,656,314	1,829,238	(273,423)	1983	30 Years
Ashgrove (KY)	Louisville, KY	—	171,816	1,514,034	—	191,913	171,816	1,705,947	1,877,763	(285,453)	1984	30 Years
Ashgrove (OH)	Franklin, OH	1,194,739	157,535	1,387,687	—	205,653	157,535	1,593,340	1,750,875	(280,186)	1983	30 Years
Ashgrove I (MI)	Sterling Hts, MI	3,078,695	403,580	3,555,988	—	402,134	403,580	3,958,122	4,361,702	(641,497)	1985	30 Years
Ashgrove II (MI)	Sterling Hts, MI	2,177,239	311,912	2,748,287	—	238,814	311,912	2,987,101	3,299,014	(470,020)	1987	30 Years
Ashton, The	Corona Hills, CA	—	2,594,264	33,042,398	—	1,659,606	2,594,264	34,702,004	37,296,268	(7,835,651)	1986	30 Years
Aspen Crossing	Silver Spring, MD	—	2,880,000	8,551,377	—	960,995	2,880,000	9,512,372	12,392,372	(1,922,936)	1979	30 Years
Astorwood (REIT)	Stuart, FL	1,559,665	233,150	2,098,338	—	272,479	233,150	2,370,818	2,603,968	(274,020)	1983	30 Years
Audubon Village	Tampa, FL	—	3,576,000	26,121,909	—	915,092	3,576,000	27,037,001	30,613,001	(5,418,687)	1990	30 Years
Autumn Cove	Lithonia, GA	—	187,220	1,649,515	—	118,326	187,220	1,767,841	1,955,061	(286,946)	1985	30 Years
Auvers Village	Orlando, FL	—	3,840,000	29,322,243	—	1,882,818	3,840,000	31,205,060	35,045,060	(6,125,041)	1991	30 Years
Avon Place	Avon,CT	(P)	1,788,943	12,323,920	—	156,590	1,788,943	12,480,510	14,269,454	(1,426,271)	1973	30 Years
Balaton Condominium, LLC	Seattle, WA		654,550	6,073,987	—	609,467	654,550	6,683,454	7,338,004	(1,447,780)	1991	30 Years
Balcones Club	Austin, TX	—	2,185,500	10,119,232	—	1,447,896	2,185,500	11,567,127	13,752,627	(2,981,654)	1984	30 Years
Barcelona Condominium, LLC	Scottsdale, AZ		1,156,886	6,699,584	—	948,140	1,156,886	7,647,723	8,804,609	(1,487,393)	1983	30 Years
Barrington	Clarkston, GA	965,951	144,459	1,272,842	—	213,638	144,459	1,486,480	1,630,939	(246,965)	1984	30 Years
Bay Ridge	San Pedro, CA	—	2,401,300	2,176,963	—	332,648	2,401,300	2,509,611	4,910,911	(654,454)	1987	30 Years
Bayside at the Islands	Gilbert, AZ	—	3,306,484	15,573,006	—	1,081,961	3,306,484	16,654,967	19,961,451	(3,890,055)	1989	30 Years
Beach Club	Fort Myers, FL	—	2,080,000	14,800,928	—	1,443,661	2,080,000	16,244,589	18,324,589	(3,379,435)	1990	30 Years
Beckford Place (IN)	New Castle, IN	678,878	99,046	872,702	—	140,699	99,046	1,013,401	1,112,447	(171,254)	1984	30 Years
Beckford Place (Pla)	The Plains, OH	—	161,161	1,420,002	—	163,521	161,161	1,583,523	1,744,684	(259,990)	1982	30 Years
Beckford Place I (OH)	N Canton, OH	—	168,426	1,484,248	—	203,219	168,426	1,687,467	1,855,893	(283,649)	1983	30 Years
Beckford Place II (OH)	N Canton, OH	—	172,134	1,516,691	—	133,866	172,134	1,650,557	1,822,691	(265,118)	1985	30 Years
Bel Aire I	Miami, FL	—	188,343	1,658,995	—	230,005	188,343	1,889,001	2,077,343	(313,797)	1985	30 Years
Bel Aire II	Miami, FL	—	136,416	1,201,075	—	178,206	136,416	1,379,281	1,515,698	(228,708)	1986	30 Years
Bell Road I & II	Nashville, TN	—	3,100,000	1,120,214	—	—	3,100,000	1,120,214	4,220,214	—	(F)	30 Years
Bellevue Meadows	Bellevue, WA	—	4,507,100	12,574,814	—	517,895	4,507,100	13,092,709	17,599,809	(2,660,846)	1983	30 Years
Belmont Crossing	Riverdale, GA	—	1,580,000	18,449,045	—	928,857	1,580,000	19,377,902	20,957,902	(3,743,496)	1988	30 Years
Beneva Place	Sarasota, FL	8,700,000	1,344,000	9,665,447	—	461,730	1,344,000	10,127,176	11,471,176	(2,033,316)	1986	30 Years

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2003

Description			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/03					Life Used to Compute Depreciation in
Apartment Name	Location	Encumbrances	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction	Latest Income Statement (C)
Bermuda Cove	Jacksonville, FL	—	1,503,000	19,561,896	—	1,098,422	1,503,000	20,660,318	22,163,318	(4,066,923)	1989	30 Years
Berry Pines	Milton, FL	—	154,086	1,299,939	—	300,396	154,086	1,600,334	1,754,420	(319,237)	1985	30 Years
Bishop Park	Winter Park, FL	—	2,592,000	17,990,436	—	1,783,145	2,592,000	19,773,581	22,365,581	(4,171,714)	1991	30 Years
Blue Swan	San Antonio, TX	—	1,425,500	7,591,292	—	902,277	1,425,500	8,493,569	9,919,069	(2,253,308)	1985-1994	30 Years
Blueberry Hill I	Leesburg, FL	—	140,370	1,236,710	—	139,490	140,370	1,376,200	1,516,570	(250,123)	1986	30 Years
Bourbon Square	Palatine, IL	—	3,899,744	35,113,276	—	7,105,768	3,899,744	42,219,044	46,118,788	(16,733,128)	1984-87	30 Years
Bradford Apartments	Newington, CT	(P)	401,091	2,681,210	—	145,061	401,091	2,826,271	3,227,362	(345,758)	1964	30 Years
Bramblewood	San Jose, CA	—	5,190,700	9,659,184	—	357,254	5,190,700	10,016,438	15,207,138	(2,039,368)	1986	30 Years
Branchwood	Winter Park, FL	—	324,069	2,855,397	—	404,748	324,069	3,260,145	3,584,214	(560,089)	1981	30 Years
Brandon Court	Bloomington, IN	—	170,636	1,503,487	—	328,590	170,636	1,832,077	2,002,712	(340,335)	1984	30 Years
Brentwood	Vancouver, WA	—	1,357,221	12,202,521	—	1,563,872	1,357,221	13,766,393	15,123,615	(4,637,448)	1990	30 Years
Breton Mill	Houston, TX	—	212,820	8,547,263	—	1,467,570	212,820	10,014,833	10,227,653	(3,855,528)	1986	30 Years
Briar Knoll Apts	Vernon, CT	5,834,372	928,972	6,209,988	—	304,961	928,972	6,514,949	7,443,921	(802,789)	1986	30 Years
Briarwood (CA)	Sunnyvale, CA	13,461,081	9,991,500	22,247,278	—	488,678	9,991,500	22,735,957	32,727,457	(4,343,874)	1985	30 Years
Bridford Lakes II	Greensboro, NC	—	1,100,564	792,509	—	—	1,100,564	792,509	1,893,073	—	(F)	30 Years
Bridgeport	Raleigh, NC	—	1,296,700	11,666,278	—	1,182,417	1,296,700	12,848,695	14,145,395	(4,916,622)	1990	30 Years
Bridgewater at Wells Crossing	Orange Park, FL	—	2,160,000	13,347,549	—	849,503	2,160,000	14,197,052	16,357,052	(2,251,321)	1986	30 Years
Brierwood	Jacksonville, FL	—	551,900	4,965,856	—	1,476,043	551,900	6,441,899	6,993,799	(2,244,946)	1974	30 Years
Brittany Square	Tulsa, OK		625,000	4,050,961	—	1,546,569	625,000	5,597,530	6,222,530	(3,733,120)	1982	30 Years
Broadview Oaks (REIT)	Pensacola, FL	1,809,495	201,000	1,809,185	—	197,489	201,000	2,006,674	2,207,674	(245,150)	1985	30 Years
Broadway	Garland, TX	5,808,011	1,443,700	7,790,989	—	1,210,692	1,443,700	9,001,681	10,445,381	(2,269,253)	1983	30 Years
Brookdale Village	Naperville, IL	10,820,000	3,276,000	16,293,471	—	1,082,861	3,276,000	17,376,332	20,652,332	(2,981,490)	1986	30 Years
Brookridge	Centreville, VA	—	2,521,500	16,003,839	—	1,029,607	2,521,500	17,033,446	19,554,946	(4,016,440)	1989	30 Years
Brookside (CO)	Boulder, CO	—	3,600,400	10,211,159	—	318,889	3,600,400	10,530,048	14,130,448	(2,148,149)	1993	30 Years
Brookside (MD)	Frederick, MD	8,170,000	2,736,000	7,934,517	—	852,542	2,736,000	8,787,059	11,523,059	(1,679,672)	1993	30 Years
Brookside Crossing I	Stockton, CA	5,239,175	625,000	4,656,691	—	568,790	625,000	5,225,481	5,850,481	(534,805)	1981	30 Years
Brookside Crossing II	Stockton, CA	4,285,825	770,000	4,210,036	—	707,853	770,000	4,917,889	5,687,889	(574,762)	1981	30 Years
Brookside II (MD)	Frederick, MD	—	2,450,800	6,913,202	—	929,490	2,450,800	7,842,693	10,293,493	(1,906,744)	1979	30 Years
Brooksyde Apts	West Hartford, CT	(P)	594,711	3,975,523	—	256,282	594,711	4,231,805	4,826,516	(515,781)	1945	30 Years
Burgundy Studios	Middletown, CT	(P)	395,238	2,642,087	—	169,797	395,238	2,811,883	3,207,122	(371,528)	1973	30 Years
Burwick Farms	Howell, MI	(Q)	1,104,600	9,932,207	—	707,547	1,104,600	10,639,754	11,744,354	(2,660,179)	1991	30 Years
Cambridge at Hickory Hollow	Antioch, TN	(J)	3,240,800	17,900,033	—	880,952	3,240,800	18,780,985	22,021,785	(4,439,332)	1997	30 Years
Cambridge Commons I	Indianapolis, IN	—	179,139	1,578,077	—	407,542	179,139	1,985,619	2,164,758	(406,646)	1986	30 Years
Cambridge Commons II	Indianapolis, IN	827,229	141,845	1,249,511	—	306,740	141,845	1,556,251	1,698,096	(311,842)	1987	30 Years
Cambridge Commons III	Indianapolis, IN	—	98,125	864,738	—	266,590	98,125	1,131,328	1,229,453	(243,765)	1988	30 Years
Cambridge Estates	Norwich,CT	—	590,185	3,945,265	—	189,836	590,185	4,135,101	4,725,286	(503,297)	1977	30 Years
Camellero	Scottsdale, AZ	—	1,924,900	17,324,593	—	3,796,150	1,924,900	21,120,743	23,045,643	(7,795,677)	1979	30 Years
Camellia Court I (Col)	Columbus, OH	—	133,059	1,172,393	—	180,483	133,059	1,352,875	1,485,934	(244,056)	1981	30 Years
Camellia Court I (Day)	Dayton, OH	1,039,326	131,858	1,162,066	—	191,240	131,858	1,353,305	1,485,164	(257,012)	1981	30 Years
Camellia Court II (Col)	Columbus, OH	896,525	118,421	1,043,417	—	200,774	118,421	1,244,191	1,362,611	(207,478)	1984	30 Years
Camellia Court II (Day)	Dayton, OH	—	131,571	1,159,283	—	127,075	131,571	1,286,358	1,417,929	(222,401)	1982	30 Years
Candlelight I	Brooksville, FL	573,308	105,000	925,167	—	123,316	105,000	1,048,483	1,153,483	(188,127)	1982	30 Years
Candlelight II	Brooksville, FL	565,582	95,061	837,593	—	145,385	95,061	982,978	1,078,039	(189,738)	1985	30 Years
Canterbury	Germantown, MD	31,680,000	2,781,300	28,442,498	—	2,577,530	2,781,300	31,020,028	33,801,328	(10,154,720)	1986	30 Years
Canterbury Crossings	Lake Mary, FL	—	273,671	2,411,538	—	133,225	273,671	2,544,762	2,818,433	(416,515)	1983	30 Years
Canyon Creek (CA)	San Ramon, CA	28,000,000	5,425,000	16,989,210	—	612,263	5,425,000	17,601,473	23,026,473	(1,803,650)	1984	30 Years
Canyon Crest	Santa Clarita, CA	—	2,370,000	10,141,878	—	606,409	2,370,000	10,748,288	13,118,288	(1,966,118)	1993	30 Years
Canyon Ridge	San Diego, CA	—	4,869,448	11,955,064	—	632,380	4,869,448	12,587,443	17,456,891	(2,816,007)	1989	30 Years
Capital Ridge (REIT)	Tallahassee, FL	—	177,900	1,601,157	—	161,004	177,900	1,762,161	1,940,061	(204,209)	1983	30 Years
Carlyle	Dallas, TX	8,390,752	1,890,000	14,148,059	—	54,824	1,890,000	14,202,883	16,092,883	(165,951)	1993	30 Years
Carlyle Mill	Alexandria, VA	—	10,000,000	51,368,058	—	30,760	10,000,000	51,398,819	61,398,819	(1,041,988)	2002	30 Years
Carmel Terrace	San Diego, CA	—	2,288,300	20,596,281	—	1,293,270	2,288,300	21,889,550	24,177,850	(7,227,950)	1988-89	30 Years
Carriage Hill	Dublin, GA	—	131,911	1,162,577	—	91,057	131,911	1,253,634	1,385,544	(213,594)	1985	30 Years
Casa Capricorn	San Diego, CA	—	1,262,700	11,365,093	—	1,523,245	1,262,700	12,888,338	14,151,038	(3,411,549)	1981	30 Years
Casa Ruiz	San Diego, CA	—	3,922,400	9,389,153	—	1,416,601	3,922,400	10,805,755	14,728,155	(2,564,185)	1976-1986	30 Years
Cascade at Landmark	Alexandria, VA	—	3,603,400	19,657,554	—	1,915,252	3,603,400	21,572,805	25,176,205	(5,242,514)	1990	30 Years
Catalina Shores	Las Vegas, NV	—	1,227,000	11,042,867	—	1,278,659	1,227,000	12,321,525	13,548,525	(4,390,501)	1989	30 Years
Cedar Glen	Reading, MA	3,829,887	1,248,505	8,346,003	—	225,439	1,248,505	8,571,442	9,819,947	(984,283)	1980	30 Years
Cedar Hill	Knoxville, TN	1,413,125	204,792	1,804,444	—	167,656	204,792	1,972,100	2,176,892	(340,934)	1986	30 Years
Cedargate (GA)	Lawrenceville, GA	—	205,043	1,806,656	—	117,345	205,043	1,924,002	2,129,045	(297,592)	1983	30 Years
Cedargate (MI)	Michigan City, IN	756,761	120,378	1,060,663	—	117,564	120,378	1,178,226	1,298,605	(196,786)	1983	30 Years
Cedargate (She)	Shelbyville, KY	1,121,367	158,685	1,398,041	—	210,089	158,685	1,608,129	1,766,815	(265,925)	1984	30 Years
Cedargate I (Cla)	Clayton, OH	1,170,576	159,599	1,406,493	—	203,512	159,599	1,610,005	1,769,604	(283,582)	1984	30 Years
Cedargate I (IN)	Bloomington, IN	—	191,650	1,688,648	—	192,915	191,650	1,881,564	2,073,214	(329,010)	1983	30 Years
Cedargate I (OH)	Lancaster, OH	2,178,669	240,587	2,119,432	—	335,895	240,587	2,455,327	2,695,914	(431,492)	1982	30 Years
Cedargate II (IN)	Bloomington, IN	—	165,041	1,454,189	—	133,663	165,041	1,587,851	1,752,892	(273,753)	1985	30 Years
Cedargate II (OH)	Lancaster, OH	678,066	87,618	771,912	—	107,351	87,618	879,263	966,881	(164,259)	1983	30 Years
Cedarwood I (FL)	Ocala, FL	104,000	119,470	1,052,657	—	173,223	119,470	1,225,880	1,345,350	(224,513)	1978	30 Years
Cedarwood I (IN)	Goshen, IN	1,813,591	251,745	2,218,126	—	313,959	251,745	2,532,085	2,783,830	(438,488)	1983/84	30 Years
Cedarwood I (KY)	Lexington, KY	—	106,681	939,874	—	177,739	106,681	1,117,614	1,224,294	(214,436)	1984	30 Years
Cedarwood II (FL)	Ocala, FL	—	98,372	866,769	—	74,262	98,372	941,031	1,039,403	(165,376)	1980	30 Years
Cedarwood II (KY)	Lexington, KY	969,000	106,724	940,357	—	163,842	106,724	1,104,198	1,210,923	(210,795)	1986	30 Years
Cedarwood III (KY)	Lexington, KY	—	102,491	902,659	—	115,504	102,491	1,018,163	1,120,654	(186,443)	1986	30 Years

.EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2003

Description			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/03					Life Used to Compute Depreciation in
Apartment Name	Location	Encumbrances	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction	Latest Income Statement (C)
CenterPointe	Beaverton, OR	—	3,432,000	15,708,853	—	1,826,461	3,432,000	17,535,313	20,967,313	(1,315,782)	1996	30 Years
Centre Club	Ontario, CA	—	5,616,000	23,485,891	—	925,517	5,616,000	24,411,408	30,027,408	(2,895,879)	1994	30 Years
Centre Club II	Ontario, CA	—	1,820,000	9,528,898	—	17,424	1,820,000	9,546,322	11,366,322	(544,431)	2002	30 Years
Centre Lake III	Miami, FL	—	685,601	6,039,979	—	820,499	685,601	6,860,478	7,546,080	(1,133,451)	1986	30 Years
Champion Oaks	Houston, TX	—	931,900	8,389,394	—	1,192,017	931,900	9,581,411	10,513,311	(3,503,621)	1984	30 Years
Chandler Court	Chandler, AZ	—	1,353,100	12,175,173	—	2,113,107	1,353,100	14,288,279	15,641,379	(4,809,590)	1987	30 Years
Chantecleer Lakes	Naperville, IL	(R)	6,689,400	16,332,279	—	1,515,130	6,689,400	17,847,409	24,536,809	(4,271,800)	1986	30 Years
Charing Cross	Bowling Green, OH	—	154,584	1,362,057	—	174,728	154,584	1,536,785	1,691,370	(266,181)	1978	30 Years
Chartwell Court	Houston, TX	—	1,215,700	12,801,855	—	635,765	1,215,700	13,437,620	14,653,320	(2,979,623)	1995	30 Years
Chatelaine Park	Duluth, GA	—	1,818,000	24,489,671	—	652,454	1,818,000	25,142,125	26,960,125	(4,748,342)	1995	30 Years
Chelsea Square	Redmond, WA	—	3,397,100	9,289,074	—	358,099	3,397,100	9,647,173	13,044,273	(1,949,277)	1991	30 Years
Cherry Creek I,II,&III (TN)	Hermitage, TN	—	2,942,345	45,725,245	—	1,039,844	2,942,345	46,765,088	49,707,434	(8,082,409)	1986/96	30 Years
Cherry Creek IV	Hermitage, TN	—	—	1,593	—	—	—	1,593	1,593	—	(F)	30 Years
Cherry Glen I	Indianapolis, IN	2,976,150	335,596	2,957,360	—	368,624	335,596	3,325,984	3,661,580	(607,889)	1986/87	30 Years
Cherry Tree	Rosedale, MD	—	352,003	3,101,017	—	278,403	352,003	3,379,420	3,731,422	(563,128)	1986	30 Years
Chestnut Glen	Abington, MA	5,560,074	1,178,965	7,881,139	—	209,098	1,178,965	8,090,237	9,269,202	(959,305)	1983	30 Years
Chestnut Hills	Puyallup, WA	—	756,300	6,806,635	—	744,202	756,300	7,550,837	8,307,137	(1,937,398)	1991	30 Years
Chickasaw Crossing	Orlando, FL	11,673,599	2,044,000	12,366,832	—	723,581	2,044,000	13,090,414	15,134,414	(2,622,770)	1986	30 Years
Chimneys	Charlotte, NC	—	907,100	8,154,674	—	773,008	907,100	8,927,682	9,834,782	(2,367,424)	1974	30 Years
Cierra Crest	Denver, CO	(R)	4,803,100	34,894,898	—	1,065,612	4,803,100	35,960,510	40,763,610	(7,848,621)	1996	30 Years
Cimarron Ridge	Aurora, CO	—	1,591,100	14,320,031	—	1,940,643	1,591,100	16,260,674	17,851,774	(4,529,297)	1984	30 Years
Claire Point	Jacksonville, FL	—	2,048,000	14,649,393	—	791,279	2,048,000	15,440,672	17,488,672	(3,153,258)	1986	30 Years
Clarendon Centre	Arlington, VA (G)	—	10,500,000	52,952,770	—	11,059	10,500,000	52,963,829	63,463,829	(516,502)	2003	30 Years
Clarion	Decatur, GA	—	1,504,300	13,537,919	—	731,482	1,504,300	14,269,401	15,773,701	(3,246,928)	1990	30 Years
Clarys Crossing	Columbia, MD	—	891,000	15,489,721	—	753,285	891,000	16,243,006	17,134,006	(3,143,442)	1984	30 Years
Classic, The	Stamford, CT	—	2,883,500	20,336,721	—	1,754,485	2,883,500	22,091,206	24,974,706	(5,087,375)	1990	30 Years
Clearview I	Greenwood, IN	12,735	182,206	1,605,429	—	204,412	182,206	1,809,841	1,992,047	(330,895)	1986	30 Years
Clearview II	Greenwood, IN	—	226,963	1,999,792	—	153,835	226,963	2,153,627	2,380,590	(370,478)	1987	30 Years
Clearwater	Eastlake, OH	1,008,377	128,303	1,130,691	—	133,246	128,303	1,263,937	1,392,240	(210,247)	1986	30 Years
Club at Tanasbourne	Hillsboro, OR	(Q)	3,521,300	16,257,934	—	1,542,767	3,521,300	17,800,702	21,322,002	(4,795,926)	1990	30 Years
Club at the Green	Beaverton, OR	—	2,030,950	12,616,747	—	1,640,750	2,030,950	14,257,497	16,288,447	(3,691,780)	1991	30 Years
Coach Lantern	Scarborough, ME	—	452,900	4,405,723	—	407,354	452,900	4,813,077	5,265,977	(1,124,765)	1971/1981	30 Years
Coachlight Village	Agawam, MA	(P)	501,726	3,353,933	—	104,031	501,726	3,457,964	3,959,690	(419,501)	1967	30 Years
Coachman Trails	Plymouth, MN	6,186,215	1,227,000	9,517,381	—	685,934	1,227,000	10,203,314	11,430,314	(2,190,215)	1987	30 Years
Cobblestone Village	Fresno, CA	6,000,000	315,000	5,061,625	—	644,131	315,000	5,705,756	6,020,756	(674,109)	1983	30 Years
Coconut Palm Club	Coconut Creek, GA	—	3,001,700	17,678,928	—	920,044	3,001,700	18,598,972	21,600,672	(3,945,397)	1992	30 Years
Colinas Pointe	Denver, CO	—	1,587,400	14,285,902	—	817,668	1,587,400	15,103,570	16,690,970	(3,732,984)	1986	30 Years
Collier Ridge	Atlanta, GA	—	5,100,000	20,425,822	—	1,936,841	5,100,000	22,362,663	27,462,663	(4,193,363)	1980	30 Years
Colonial Village	Plainville,CT	(P)	693,575	4,636,410	—	372,972	693,575	5,009,382	5,702,957	(610,624)	1968	30 Years
Concord Square (IN)	Kokomo, IN	—	123,247	1,085,962	—	143,899	123,247	1,229,861	1,353,108	(208,753)	1983	30 Years
Concord Square I (OH)	Mansfield, OH	—	164,124	1,446,313	—	224,923	164,124	1,671,236	1,835,361	(280,823)	1981/83	30 Years
Conway Court	Roslindale, MA	437,330	101,451	678,181	—	55,713	101,451	733,893	835,345	(93,202)	1920	30 Years
Conway Station	Orlando, FL	—	1,936,000	10,852,858	—	705,999	1,936,000	11,558,857	13,494,857	(2,346,079)	1987	30 Years
Copper Canyon	Highlands Ranch, CO	(O)	1,443,000	16,251,114	—	260,957	1,443,000	16,512,071	17,955,071	(2,850,931)	1999	30 Years
Copper Creek	Tempe, AZ	—	1,017,400	9,148,068	—	761,019	1,017,400	9,909,087	10,926,487	(2,523,464)	1984	30 Years
Copper Terrace	Orlando, FL	—	1,200,000	17,887,868	—	1,238,240	1,200,000	19,126,109	20,326,109	(3,846,952)	1989	30 Years
Country Brook	Chandler, AZ	—	1,505,219	29,542,535	—	1,200,948	1,505,219	30,743,483	32,248,702	(6,799,223)	1986-1996	30 Years
Country Club Place (FL)	Pembroke Pines, FL	—	912,000	10,016,543	—	815,674	912,000	10,832,217	11,744,217	(2,253,223)	1987	30 Years
Country Club Village	Mill Creek, WA	—	1,150,500	10,352,179	—	810,551	1,150,500	11,162,730	12,313,230	(2,821,696)	1991	30 Years
Country Club Woods	Mobile, AL (T)	4,205,983	230,091	5,561,464	—	612,245	230,091	6,173,709	6,403,799	(1,132,172)	1975	30 Years
Country Gables	Beaverton, OR	7,381,733	1,580,500	14,215,444	—	2,287,624	1,580,500	16,503,067	18,083,567	(4,375,022)	1991	30 Years
Country Gables II	Beaverton, OR	—	1,200,000	4,006	—	—	1,200,000	4,006	1,204,006	—	(F)	30 Years
Country Oaks	Agoura Hills, CA	29,412,000	6,105,000	19,963,237	—	467,023	6,105,000	20,430,260	26,535,260	(2,038,331)	1985	30 Years
Country Ridge	Farmington Hills, MI	(J)	1,621,950	14,596,964	—	1,855,357	1,621,950	16,452,321	18,074,271	(4,746,860)	1986	30 Years
Countryside I	Daytona Beach, FL	—	136,665	1,204,164	—	329,527	136,665	1,533,691	1,670,355	(280,401)	1982	30 Years
Countryside II	Daytona Beach, FL	—	234,633	2,067,376	—	280,028	234,633	2,347,403	2,582,036	(393,407)	1982	30 Years
Countryside III (REIT)	Daytona Beach, FL	—	80,000	719,868	—	95,039	80,000	814,907	894,907	(94,339)	1983	30 Years
Countryside Manor	Douglasville, GA	—	298,186	2,627,348	—	264,826	298,186	2,892,174	3,190,360	(497,052)	1985	30 Years
Cove at Fishers Landing	Vancouver, WA	—	2,277,000	15,656,887	—	213,817	2,277,000	15,870,703	18,147,703	(969,356)	1993	30 Years
Coventry at Cityview	Fort Worth, TX	—	2,160,000	23,072,847	—	893,443	2,160,000	23,966,290	26,126,290	(4,602,705)	1996	30 Years
Creekside (San Mateo)	San Mateo, CA	(R)	9,606,600	21,193,232	—	567,483	9,606,600	21,760,715	31,367,315	(4,309,404)	1985	30 Years
Creekside Homes at Legacy	Plano. TX	—	4,560,000	32,275,748	—	716,908	4,560,000	32,992,656	37,552,656	(6,191,080)	1998	30 Years
Creekside Village	Mountlake Terrace, WA	—	2,807,600	25,270,594	—	2,559,414	2,807,600	27,830,008	30,637,608	(9,547,510)	1987	30 Years
Creekwood	Charlotte, NC	—	1,861,700	16,740,569	—	1,496,679	1,861,700	18,237,248	20,098,948	(4,405,600)	1987-1990	30 Years
Crescent at Cherry Creek	Denver, CO	(O)	2,594,000	15,149,470	—	682,401	2,594,000	15,831,871	18,425,871	(3,584,024)	1994	30 Years
Cross Creek	Matthews, NC	(R)	3,151,600	20,295,925	—	885,015	3,151,600	21,180,940	24,332,540	(4,527,753)	1989	30 Years
Crosswinds	St. Petersburg, FL	—	1,561,200	5,756,822	—	1,082,122	1,561,200	6,838,944	8,400,144	(1,964,487)	1986	30 Years
Crown Court	Scottsdale, AZ	(S)	3,156,600	28,414,599	—	2,134,029	3,156,600	30,548,628	33,705,228	(7,728,337)	1987	30 Years
Crystal Village	Attleboro, MA	—	1,369,000	4,989,028	—	780,281	1,369,000	5,769,309	7,138,309	(1,439,283)	1974	30 Years
Cypress	Panama City, FL	1,332,324	171,882	1,514,636	—	251,309	171,882	1,765,945	1,937,827	(316,059)	1985	30 Years
Daniel Court	Cincinnati, OH	2,204,976	334,101	2,943,516	—	547,769	334,101	3,491,285	3,825,386	(663,570)	1985	30 Years
Dartmouth Place I	Kent, OH	—	151,771	1,337,422	—	245,052	151,771	1,582,473	1,734,244	(278,331)	1982	30 Years
Dartmouth Place II	Kent, OH	—	130,102	1,146,337	—	185,559	130,102	1,331,896	1,461,997	(218,901)	1986	30 Years

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2003

Description			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/03					Life Used to Compute Depreciation in
Apartment Name	Location	Encumbrances	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction	Latest Income Statement (C)
Dartmouth Woods	Lakewood, CO	(J)	1,609,800	10,832,754	—	759,479	1,609,800	11,592,233	13,202,033	(2,889,706)	1990	30 Years
Dean Estates	Taunton, MA	—	498,080	3,329,560	—	159,846	498,080	3,489,406	3,987,486	(410,707)	1984	30 Years
Dean Estates II	Cranston, RI	(P)	308,457	2,061,971	—	177,293	308,457	2,239,265	2,547,722	(283,697)	1970	30 Years
Deerbrook	Jacksonville, FL	—	1,008,000	8,845,716	—	597,039	1,008,000	9,442,755	10,450,755	(1,986,256)	1983	30 Years
Deerfield	Denver, CO	9,100,000	1,260,000	7,747,923	—	377,265	1,260,000	8,125,188	9,385,188	(936,656)	1983	30 Years
Deerwood (Corona)	Corona, CA	14,015,373	4,742,200	20,272,892	—	1,444,874	4,742,200	21,717,766	26,459,966	(5,139,747)	1992	30 Years
Deerwood (FL)	Eustis, FL	819,602	114,948	1,012,819	—	148,798	114,948	1,161,616	1,276,564	(211,385)	1982	30 Years
Deerwood (SD)	San Diego, CA	—	2,082,095	18,739,815	—	4,172,345	2,082,095	22,912,160	24,994,255	(9,076,313)	1990	30 Years
Defoor Village	Atlanta, GA	—	2,966,400	10,570,210	—	292,778	2,966,400	10,862,988	13,829,388	(2,210,875)	1997	30 Years
Desert Homes	Phoenix, AZ	—	1,481,050	13,390,249	—	2,720,235	1,481,050	16,110,483	17,591,533	(4,876,686)	1982	30 Years
Dogwood Glen I	Indianapolis, IN	1,702,607	240,855	2,122,193	—	243,047	240,855	2,365,241	2,606,095	(409,175)	1986	30 Years
Dogwood Glen II	Indianapolis, IN	1,264,166	202,397	1,783,336	—	184,951	202,397	1,968,287	2,170,684	(347,073)	1987	30 Years
Dos Caminos	Scottsdale, AZ	—	1,727,900	15,567,778	—	1,372,565	1,727,900	16,940,343	18,668,243	(4,405,780)	1983	30 Years
Dover Place I	Eastlake, OH	—	244,294	2,152,494	—	233,535	244,294	2,386,029	2,630,323	(400,271)	1982	30 Years
Dover Place II	Eastlake, OH	1,539,714	230,895	2,034,242	—	154,526	230,895	2,188,768	2,419,663	(348,537)	1983	30 Years
Dover Place III	Eastlake, OH	729,517	119,835	1,055,878	—	57,939	119,835	1,113,817	1,233,652	(171,940)	1983	30 Years
Dover Place IV	Eastlake, OH	1,771,685	261,912	2,307,730	—	127,876	261,912	2,435,605	2,697,517	(381,381)	1986	30 Years
Driftwood	Atlantic Beach, FL	346,206	126,357	1,113,430	—	207,864	126,357	1,321,294	1,447,652	(249,005)	1985	30 Years
Duraleigh Woods	Raleigh, NC	—	1,629,000	19,917,750	—	1,838,227	1,629,000	21,755,976	23,384,976	(4,514,232)	1987	30 Years
Eagle Canyon	Chino Hills, CA	—	1,808,900	16,277,800	—	941,816	1,808,900	17,219,616	19,028,516	(4,675,780)	1985	30 Years
East Pointe	Charlotte, NC	—	1,365,900	12,295,246	—	1,767,871	1,365,900	14,063,117	15,429,017	(5,474,277)	1987	30 Years
Eastbridge	Dallas, TX	8,778,833	3,380,000	11,860,382	—	330,992	3,380,000	12,191,373	15,571,373	(1,089,357)	1998	30 Years
Eastbridge II	Dallas, TX	—	140,000	—	—	—	140,000		140,000	—	(F)	30 Years
Edgewater	Bakersfield, CA	11,988,000	580,000	10,443,374	—	827,564	580,000	11,270,938	11,850,938	(1,308,911)	1984	30 Years
Edgewood	Woodinville, WA	—	1,070,100	9,632,980	—	1,101,814	1,070,100	10,734,794	11,804,894	(3,741,531)	1986	30 Years
Elmtree Park I	Indianapolis, IN	1,395,070	157,687	1,389,621	—	224,558	157,687	1,614,179	1,771,866	(304,652)	1986	30 Years
Elmtree Park II	Indianapolis, IN	877,113	114,114	1,005,455	—	168,860	114,114	1,174,315	1,288,429	(223,059)	1987	30 Years
Elmwood (GA)	Marietta, GA	—	183,756	1,619,095	—	209,343	183,756	1,828,438	2,012,194	(298,201)	1984	30 Years
Elmwood I (FL)	W. Palm Beach, FL	316,202	163,389	1,439,632	—	118,753	163,389	1,558,385	1,721,774	(257,610)	1984	30 Years
Elmwood II (FL)	W. Palm Beach, FL	1,255,588	179,743	1,582,960	—	114,068	179,743	1,697,029	1,876,772	(281,088)	1984	30 Years
Emerson Place	Boston, MA (G)	—	14,855,000	57,566,636	—	10,397,420	14,855,000	67,964,056	82,819,056	(14,643,965)	1962	30 Years
Emerson Place/CRP II	Boston, MA	—	—	683,507	—	—	—	683,507	683,507	—	(F)	30 Years
Enclave at Winston Park	Coconut Creek, FL	—	5,560,000	19,939,324	—	379,252	5,560,000	20,318,575	25,878,575	(1,300,224)	1995	30 Years
Enclave, The	Tempe, AZ	(O)	1,500,192	19,281,399	—	421,543	1,500,192	19,702,942	21,203,134	(4,254,242)	1994	30 Years
English Hills	Charlotte, NC	—	1,260,000	12,554,291	—	731,493	1,260,000	13,285,784	14,545,784	(2,746,260)	1984	30 Years
Esprit Del Sol	Solana Beach, CA	—	5,111,200	11,910,438	—	652,531	5,111,200	12,562,969	17,674,169	(2,563,401)	1986	30 Years
Essex Place	Overland Park, KS	—	1,835,400	16,513,586	—	3,707,024	1,835,400	20,220,610	22,056,010	(7,688,322)	1970-84	30 Years
Essex Place (FL)	Tampa, FL	—	888,000	7,106,384	—	577,156	888,000	7,683,540	8,571,540	(1,599,948)	1989	30 Years
Ethans Glen III	Kansas City, MO	2,364,258	246,500	2,223,049	—	191,659	246,500	2,414,708	2,661,208	(605,774)	1990	30 Years
Ethans Ridge I	Kansas City, MO	16,216,607	1,948,300	17,573,970	—	3,774,105	1,948,300	21,348,075	23,296,375	(4,989,854)	1988	30 Years
Ethans Ridge II	Kansas City, MO	10,981,324	1,468,135	13,183,141	—	1,123,613	1,468,135	14,306,755	15,774,889	(3,327,536)	1990	30 Years
Fairfield	Stamford, CT (G)	—	6,510,200	39,690,120	—	782,946	6,510,200	40,473,066	46,983,266	(8,118,875)	1996	30 Years
Fairland Gardens	Silver Spring, MD	—	6,000,000	19,972,183	—	1,675,050	6,000,000	21,647,233	27,647,233	(4,131,820)	1981	30 Years
Farnham Park	Houston, TX	—	1,512,600	14,233,760	—	593,117	1,512,600	14,826,876	16,339,476	(3,222,268)	1996	30 Years
Fernbrook Townhomes	Plymouth, MN	5,022,121	580,100	6,683,693	—	308,075	580,100	6,991,768	7,571,868	(1,373,584)	1993	30 Years
Fireside Park	Rockville, MD	8,105,524	4,248,000	10,136,320	—	917,304	4,248,000	11,053,624	15,301,624	(2,166,778)	1961	30 Years
Forest Glen	Pensacola, FL	—	161,548	1,423,618	—	244,112	161,548	1,667,730	1,829,278	(318,625)	1986	30 Years
Forest Place	Tampa, FL	10,442,965	1,708,000	8,612,029	—	713,115	1,708,000	9,325,144	11,033,144	(2,042,277)	1985	30 Years
Forest Ridge I & II	Arlington, TX	(S)	2,362,700	21,263,295	—	2,676,329	2,362,700	23,939,624	26,302,324	(7,489,196)	1984/85	30 Years
Forest Village	Macon, GA	—	224,022	1,973,876	—	178,860	224,022	2,152,736	2,376,758	(367,493)	1983	30 Years
Forsythia Court (KY)	Louisville, KY	1,806,094	279,450	2,462,187	—	298,343	279,450	2,760,530	3,039,980	(470,919)	1985	30 Years
Forsythia Court (MD)	Abingdon, MD	1,978,858	251,955	2,220,100	—	338,493	251,955	2,558,593	2,810,548	(442,431)	1986	30 Years
Forsythia Court II (MD)	Abingdon, MD	—	239,834	2,113,339	—	253,848	239,834	2,367,187	2,607,020	(407,886)	1987	30 Years
Fountain Place I	Eden Prairie, MN	24,653,106	2,405,068	21,694,117	—	1,473,851	2,405,068	23,167,968	25,573,036	(5,247,718)	1989	30 Years
Fountain Place II	Eden Prairie, MN	12,600,000	1,231,350	11,095,333	—	590,359	1,231,350	11,685,692	12,917,042	(2,590,795)	1989	30 Years
Fountainhead I	San Antonio, TX	(M)	1,205,816	5,200,241	—	493,574	1,205,816	5,693,815	6,899,631	(3,523,450)	1985/1987	30 Years
Fountainhead II	San Antonio, TX	(M)	1,205,817	4,529,801	—	1,118,976	1,205,817	5,648,777	6,854,594	(3,310,704)	1985/1987	30 Years
Fountainhead III	San Antonio, TX	(M)	1,205,816	4,399,093	—	1,119,620	1,205,816	5,518,712	6,724,528	(3,024,645)	1985/1987	30 Years
Fountains at Flamingo	Las Vegas, NV	—	3,183,100	28,650,076	—	2,215,600	3,183,100	30,865,675	34,048,775	(10,308,460)	1989-91	30 Years
Four Lakes	Lisle, IL	—	1,271,723	7,212,717	—	8,731,038	1,271,723	15,943,755	17,215,478	(11,222,256)	1968/1988	30 Years
Four Lakes 5	Lisle, IL	(M)	600,000	19,186,686	—	2,175,097	600,000	21,361,783	21,961,783	(11,301,501)	1968/1988	30 Years
Four Lakes Athletic Club	Lisle, IL (G)	—	50,000	153,489	—	5,700	50,000	159,189	209,189	(22,923)	N/A	30 Years
Four Lakes Condo, LLC Phase II	Lisle, IL	—	3,326	17,748	—	57,206	3,326	74,954	78,280	(19,629)	1968/1988	30 Years
Four Lakes Condo, LLC Phase III	Lisle, IL		64,980	345,298	—	901,848	64,980	1,247,146	1,312,126	(383,491)	1968/1988	30 Years
Four Lakes Condo, LLC Phase IV	Lisle, IL		192,826	1,006,054	—	2,339,103	192,826	3,345,157	3,537,983	(1,138,001)	1968/1988	30 Years
Four Lakes Leasing Center	Lisle, IL (G)	—	50,000	152,815	—	39,397	50,000	192,212	242,212	(45,411)	N/A	30 Years
Four Winds	Fall River, MA	(P)	1,370,843	9,163,804	—	333,883	1,370,843	9,497,687	10,868,530	(1,141,478)	1987	30 Years
Fox Hill Apartments	Enfield, CT	(P)	1,129,018	7,547,256	—	273,807	1,129,018	7,821,063	8,950,082	(961,261)	1974	30 Years
Fox Ridge	Englewood, CO	20,300,000	2,490,000	17,509,781	—	839,076	2,490,000	18,348,857	20,838,857	(1,968,797)	1984	30 Years
Fox Run (WA)	Federal Way, WA	—	639,700	5,765,018	—	945,835	639,700	6,710,853	7,350,553	(2,486,554)	1988	30 Years
Fox Run II (WA)	Federal Way, WA	—	80,000	1,285,753	—	74	80,000	1,285,828	1,365,828	(10,005)	1988	30 Years
Foxcroft	Scarborough, ME	—	523,400	4,527,409	—	417,495	523,400	4,944,904	5,468,304	(1,166,433)	1977/1979	30 Years
Foxhaven	Canton, OH	—	256,821	2,263,172	—	403,260	256,821	2,666,432	2,923,253	(467,377)	1986	30 Years

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2003

Description			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/03					Life Used to Compute Depreciation in
Apartment Name	Location	Encumbrances	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction	Latest Income Statement (C)
Foxton (MI)	Monroe, MI	—	156,363	1,377,824	—	150,730	156,363	1,528,554	1,684,916	(251,810)	1983	30 Years
Foxton II (OH)	Dayton, OH	—	165,806	1,460,832	—	123,295	165,806	1,584,128	1,749,933	(277,840)	1983	30 Years
Gables Grand Plaza	Coral Gables, FL (G)	—	—	44,550,159	—	(2,510)	—	44,547,649	44,547,649	—	1998	30 Years
Garden Court	Detriot, MI	1,999,217	351,532	3,096,890	—	201,687	351,532	3,298,577	3,650,109	(528,412)	1988	30 Years
Garden Lake	Riverdale, GA	—	1,466,900	13,186,716	—	949,830	1,466,900	14,136,546	15,603,446	(3,397,944)	1991	30 Years
Garden Terrace I	Tampa, FL	—	93,144	820,699	—	233,484	93,144	1,054,183	1,147,327	(212,935)	1981	30 Years
Garden Terrace II	Tampa, FL	—	97,120	855,730	—	264,195	97,120	1,119,925	1,217,045	(208,244)	1982	30 Years
Gatehouse at Pine Lake	Pembroke Pines, FL	—	1,896,600	17,070,795	—	1,159,177	1,896,600	18,229,971	20,126,571	(4,930,504)	1990	30 Years
Gatehouse on the Green	Plantation, FL	—	2,228,200	20,056,270	—	1,457,878	2,228,200	21,514,149	23,742,349	(5,828,531)	1990	30 Years
Gates at Carlson Center	Minnetonka, MN	(N)	4,355,200	23,802,817	—	4,825,455	4,355,200	28,628,272	32,983,472	(5,993,560)	1989	30 Years
Gates of Redmond	Redmond, WA	—	2,306,100	12,064,015	—	811,035	2,306,100	12,875,050	15,181,150	(3,056,854)	1979	30 Years
Gateway at Malden Center	Malden, MA (G)	—	9,209,780	25,722,666	—	221,491	9,209,780	25,944,157	35,153,937	(796,146)	1988	30 Years
Gateway Villas	Scottsdale, AZ	—	1,431,048	14,926,833	—	428,579	1,431,048	15,355,411	16,786,459	(3,339,754)	1995	30 Years
Gatewood	Pleasanton, CA	—	6,796,511	20,249,622	—	30,273	6,796,511	20,279,896	27,076,407	(380,578)	1985	30 Years
Geary Court Yard	San Francisco, CA	17,693,865	1,722,400	15,471,429	—	747,681	1,722,400	16,219,110	17,941,510	(3,609,452)	1990	30 Years
Georgian Woods Combined (REIT)	Wheaton, MD	17,730,364	5,038,400	28,837,369	—	3,972,015	5,038,400	32,809,384	37,847,784	(10,176,730)	1967	30 Years
Glastonbury Center	Glastonbury, CT	—	852,606	5,699,497	—	335,777	852,606	6,035,274	6,887,880	(740,709)	1962	30 Years
Glen Arm Manor	Albany, GA	1,084,827	166,498	1,466,883	—	200,180	166,498	1,667,063	1,833,562	(289,400)	1986	30 Years
Glen Grove	Wellesley, MA	4,384,766	1,344,601	8,988,383	—	261,035	1,344,601	9,249,418	10,594,019	(1,055,786)	1979	30 Years
Glen Meadow	Franklin, MA	2,119,554	2,339,330	15,637,944	—	1,232,875	2,339,330	16,870,819	19,210,149	(2,136,919)	1971	30 Years
GlenGarry Club	Bloomingdale, IL	(N)	3,129,700	15,807,889	—	1,405,187	3,129,700	17,213,076	20,342,776	(3,944,780)	1989	30 Years
Glenlake	Glendale Heights. IL	14,845,000	5,041,700	16,671,970	—	3,753,038	5,041,700	20,425,007	25,466,707	(4,895,465)	1988	30 Years
Glenwood Village	Macon, GA	1,028,084	167,779	1,478,614	—	211,635	167,779	1,690,249	1,858,028	(294,733)	1986	30 Years
Gosnold Grove	East Falmouth, MA	626,089	124,296	830,891	—	92,695	124,296	923,585	1,047,881	(131,431)	1978	30 Years
Gramercy Park	Houston, TX	—	3,957,000	22,075,243	—	868,722	3,957,000	22,943,965	26,900,965	(1,612,126)	1998	30 Years
Granada Highlands	Malden, MA (G)	—	28,210,000	99,944,576	—	4,979,484	28,210,000	104,924,061	133,134,061	(16,150,482)	1972	30 Years
Grand Reserve	Woodbury, MN	—	4,728,000	49,541,642	—	405,595	4,728,000	49,947,237	54,675,237	(5,255,198)	2000	30 Years
Grandview I & II	Las Vegas, NV	—	2,333,300	15,527,831	—	1,678,550	2,333,300	17,206,381	19,539,681	(3,780,143)	1980	30 Years
Greenbriar (AL)	Montgomery, AL (T)	1,955,138	94,356	2,051,619	—	148,611	94,356	2,200,230	2,294,585	(399,276)	1979	30 Years
Greenbriar Glen	Altlanta, GA	1,426,032	227,701	2,006,246	—	130,859	227,701	2,137,105	2,364,806	(341,705)	1988	30 Years
Greenfield Village	Rocky Hill, CT	—	911,534	6,093,418	—	118,291	911,534	6,211,709	7,123,243	(758,411)	1965	30 Years
Greengate (FL)	W. Palm Beach, FL	—	2,500,000	1,615,859	—	253,002	2,500,000	1,868,860	4,368,860	(288,329)	1987	30 Years
Greenglen (Day)	Dayton, OH	—	204,289	1,800,172	—	229,297	204,289	2,029,469	2,233,758	(351,530)	1983	30 Years
Greenglen II (Tol)	Toledo, OH	—	162,264	1,429,719	—	116,893	162,264	1,546,612	1,708,876	(253,204)	1982	30 Years
Greenhaven	Union City, CA	10,975,000	7,507,000	15,210,399	—	1,087,571	7,507,000	16,297,969	23,804,969	(3,369,270)	1983	30 Years
Greenhouse - Frey Road	Kennesaw, GA	(M)	2,467,200	22,187,443	—	2,772,524	2,467,200	24,959,967	27,427,167	(8,979,451)	1985	30 Years
Greenhouse - Holcomb Bridge	Alpharetta, GA	(M)	2,143,300	19,291,427	—	2,673,448	2,143,300	21,964,875	24,108,175	(8,009,439)	1985	30 Years
Greenhouse - Roswell	Roswell, GA	(M)	1,220,000	10,974,727	—	1,751,899	1,220,000	12,726,626	13,946,626	(4,689,647)	1985	30 Years
Greentree 1	Glen Burnie, MD	10,844,013	3,912,968	11,784,021	—	1,728,928	3,912,968	13,512,949	17,425,917	(2,661,555)	1973	30 Years
Greentree 2	Glen Burnie, MD	—	2,700,000	8,246,737	—	839,300	2,700,000	9,086,037	11,786,037	(1,694,772)	1973	30 Years
Greentree 3	Glen Burnie, MD	—	2,380,443	7,270,294	—	667,562	2,380,443	7,937,856	10,318,299	(1,497,480)	1973	30 Years
Greentree I (GA) (REIT)	Thomasville, GA	644,781	84,750	762,659	—	72,070	84,750	834,729	919,479	(103,197)	1983	30 Years
Greentree II (GA) (REIT)	Thomasville, GA	485,131	81,000	729,283	—	48,938	81,000	778,221	859,221	(93,853)	1984	30 Years
Greystone	Atlanta, GA	—	2,252,000	5,204,901	—	1,753,999	2,252,000	6,958,900	9,210,900	(1,886,375)	1960	30 Years
Gwinnett Crossing	Duluth, GA	—	2,632,000	32,016,496	—	2,051,565	2,632,000	34,068,061	36,700,061	(6,923,249)	1989/90	30 Years
Hall Place	Quincy, MA	—	3,150,800	5,121,950	—	466,108	3,150,800	5,588,058	8,738,858	(1,074,481)	1998	30 Years
Hammocks Place	Miami, FL	(L)	319,180	12,513,467	—	1,417,966	319,180	13,931,433	14,250,613	(5,321,723)	1986	30 Years
Hampshire II	Elyria, OH	812,292	126,231	1,112,036	—	98,222	126,231	1,210,257	1,336,489	(205,745)	1981	30 Years
Hamptons	Puyallup, WA	—	1,119,200	10,075,844	—	812,564	1,119,200	10,888,409	12,007,609	(2,773,542)	1991	30 Years
Harbinwood	Norcross, GA	—	236,761	2,086,122	—	226,974	236,761	2,313,096	2,549,857	(394,496)	1985	30 Years
Harborview	Rancho Palos Verdes, CA	—	6,402,500	12,627,347	—	848,212	6,402,500	13,475,559	19,878,059	(3,409,240)	1985	30 Years
Harbour Town	Boca Raton, FL	—	11,760,000	20,190,252	—	2,975,951	11,760,000	23,166,203	34,926,203	(3,346,788)	1985	30 Years
Hartwick	Tipton, IN	106,072	123,791	1,090,729	—	159,881	123,791	1,250,610	1,374,401	(215,222)	1982	30 Years
Harvest Grove I	Gahanna, OH	1,535,294	170,334	1,500,232	—	233,189	170,334	1,733,421	1,903,755	(308,630)	1986	30 Years
Harvest Grove II	Gahanna, OH	—	148,792	1,310,818	—	83,763	148,792	1,394,581	1,543,372	(231,708)	1987	30 Years
Hatcherway	Waycross, GA	698,356	96,885	853,716	—	204,092	96,885	1,057,808	1,154,694	(212,391)	1986	30 Years
Hathaway	Long Beach, CA	—	2,512,500	22,611,912	—	2,781,413	2,512,500	25,393,325	27,905,825	(7,560,146)	1987	30 Years
Hayfield Park	Burlington, KY	1,534,250	261,457	2,303,394	—	195,969	261,457	2,499,364	2,760,820	(417,142)	1986	30 Years
Heathmoore (Eva)	Evansville, IN	1,066,549	162,375	1,430,747	—	236,295	162,375	1,667,041	1,829,416	(287,481)	1984	30 Years
Heathmoore (KY)	Louisville, KY	—	156,840	1,381,730	—	174,412	156,840	1,556,142	1,712,982	(268,576)	1983	30 Years
Heathmoore (MI)	Clinton Twp., MI	1,617,149	227,105	2,001,243	—	239,460	227,105	2,240,702	2,467,807	(376,528)	1983	30 Years
Heathmoore I (IN)	Indianapolis, IN	1,165,705	144,557	1,273,702	—	194,265	144,557	1,467,967	1,612,524	(272,089)	1983	30 Years
Heathmoore I (MI)	Canton, MI	1,521,755	232,064	2,044,227	—	193,800	232,064	2,238,027	2,470,090	(378,496)	1986	30 Years
Heathmoore II (MI)	Canton, MI	—	170,433	1,501,697	—	106,284	170,433	1,607,981	1,778,414	(269,136)	1986	30 Years
Heritage Green	Sturbridge, MA	3,077,500	835,313	5,583,898	—	298,147	835,313	5,882,045	6,717,358	(702,525)	1974	30 Years
Heritage, The	Phoenix, AZ	—	1,211,205	13,136,903	—	514,028	1,211,205	13,650,931	14,862,136	(3,012,706)	1995	30 Years
Heron Cove	Coral Springs, FL	—	823,000	8,114,762	—	1,154,249	823,000	9,269,010	10,092,010	(3,333,853)	1987	30 Years
Heron Pointe	Boynton Beach, FL	—	1,546,700	7,774,676	—	874,290	1,546,700	8,648,966	10,195,666	(2,414,897)	1989	30 Years
Heron Pointe (Atl)	Atlantic Beach, FL	1,566,550	214,332	1,888,814	—	294,302	214,332	2,183,116	2,397,449	(412,181)	1986	30 Years
Heron Run	Plantation, FL	—	917,800	9,006,476	—	1,156,720	917,800	10,163,196	11,080,996	(3,785,135)	1987	30 Years
Heronwood (REIT)	Ft. Myers, FL	1,180,784	146,100	1,315,211	—	74,978	146,100	1,390,189	1,536,289	(161,691)	1982	30 Years
Hessian Hills	Charlottesville, VA (T)	5,710,473	181,229	5,024,415	—	324,664	181,229	5,349,079	5,530,308	(916,847)	1966	30 Years
Hickory Mill	Hillard, OH	—	161,714	1,424,682	—	182,415	161,714	1,607,097	1,768,811	(290,608)	1980	30 Years

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2003

Description			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/03					Life Used to Compute Depreciation in
Apartment Name	Location	Encumbrances	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction	Latest Income Statement (C)
Hickory Place	Gainesville, FL	1,268,144	192,453	1,695,454	—	262,591	192,453	1,958,045	2,150,498	(351,557)	1983	30 Years
Hidden Acres	Sarasota, FL	1,601,965	253,139	2,230,579	—	318,423	253,139	2,549,002	2,802,141	(421,977)	1987	30 Years
Hidden Lake	Sacramento, CA	15,165,000	1,715,000	11,776,408	—	616,648	1,715,000	12,393,055	14,108,055	(1,388,645)	1985	30 Years
Hidden Lakes	Haltom City, TX	—	1,872,000	20,242,109	—	803,145	1,872,000	21,045,254	22,917,254	(4,074,586)	1996	30 Years
Hidden Oaks	Cary, NC	—	1,178,600	10,614,135	—	1,287,127	1,178,600	11,901,262	13,079,862	(3,096,509)	1988	30 Years
Hidden Palms	Tampa, FL	—	2,049,600	6,345,885	—	1,274,722	2,049,600	7,620,607	9,670,207	(2,134,207)	1986	30 Years
Hidden Pines	Casselberry, FL	19,562	176,308	1,553,565	—	319,393	176,308	1,872,959	2,049,267	(337,256)	1981	30 Years
Hidden Valley Club	Ann Arbor, MI	—	915,000	6,667,098	—	3,356,198	915,000	10,023,296	10,938,296	(6,876,495)	1973	30 Years
High Meadow	Ellington, CT	4,170,141	583,679	3,901,774	—	180,038	583,679	4,081,812	4,665,491	(498,058)	1975	30 Years
High Points	New Port Richey, FL	—	222,308	1,958,772	—	332,726	222,308	2,291,498	2,513,806	(431,757)	1986	30 Years
High River	Tuscaloosa, AL (T)	3,612,197	208,108	3,663,221	—	581,848	208,108	4,245,069	4,453,177	(771,146)	1978	30 Years
Highland Creste	Kent, WA	—	935,200	8,415,391	—	910,177	935,200	9,325,568	10,260,768	(2,517,609)	1989	30 Years
Highland Glen	Westwood, MA	—	2,229,095	16,828,153	—	173,665	2,229,095	17,001,818	19,230,914	(1,837,484)	1979	30 Years
Highland Glen II	Westwood, MA	—	603,508	225,427	—	—	603,508	225,427	828,935	—	(F)	30 Years
Highland Point	Aurora, CO	(Q)	1,631,900	14,684,439	—	1,240,766	1,631,900	15,925,205	17,557,105	(4,010,545)	1984	30 Years
Highline Oaks	Denver, CO	(M)	1,057,400	9,340,249	—	1,115,704	1,057,400	10,455,953	11,513,353	(2,852,695)	1986	30 Years
Hillcrest Villas	Crestview, FL	928,180	141,603	1,247,677	—	167,212	141,603	1,414,889	1,556,492	(252,319)	1985	30 Years
Hillside Manor	Americus, GA	—	102,632	904,111	—	297,971	102,632	1,202,082	1,304,715	(227,777)	1985	30 Years
Holly Ridge	Pembroke Park, FL	—	295,596	2,603,985	—	336,564	295,596	2,940,549	3,236,145	(500,104)	1986	30 Years
Holly Sands I	Ft. Walton Bch.,FL	—	190,942	1,682,524	—	248,871	190,942	1,931,396	2,122,338	(355,946)	1985	30 Years
Holly Sands II	Ft. Walton Bch., FL	1,009,375	124,578	1,098,074	—	139,794	124,578	1,237,868	1,362,446	(227,442)	1986	30 Years
Horizon Place	Tampa, FL	12,214,972	2,128,000	12,086,937	—	893,829	2,128,000	12,980,766	15,108,766	(2,730,785)	1985	30 Years
Hunt Club	Charlotte, NC	—	990,000	17,992,887	—	803,985	990,000	18,796,873	19,786,873	(3,677,311)	1990	30 Years
Hunt Club II	Charlotte, NC	—	100,000	—	—	—	100,000	—	100,000	—	(F)	30 Years
Hunters Green	Fort Worth, TX	—	524,300	3,653,481	—	1,172,900	524,300	4,826,381	5,350,681	(2,143,330)	1981	30 Years
Hunters Ridge	St. Louis, MO	10,875,000	994,500	8,913,997	—	1,254,091	994,500	10,168,087	11,162,587	(2,771,420)	1986-1987	30 Years
Huntington Park	Everett, WA	—	1,597,500	14,367,864	—	1,428,118	1,597,500	15,795,982	17,393,482	(5,889,740)	1991	30 Years
Independence Village	Reynoldsbury, OH	—	226,988	2,000,011	—	312,736	226,988	2,312,747	2,539,734	(421,523)	1978	30 Years
Indian Bend	Scottsdale, AZ	—	1,075,700	9,675,133	—	1,760,874	1,075,700	11,436,007	12,511,707	(4,609,437)	1973	30 Years
Indian Lake I	Morrow, GA	—	839,669	7,398,395	—	472,654	839,669	7,871,049	8,710,717	(1,271,013)	1987	30 Years
Indian Ridge I (REIT)	Tallahassee, FL	—	135,500	1,218,598	—	104,014	135,500	1,322,612	1,458,112	(158,798)	1981	30 Years
Indian Ridge II (REIT)	Tallahassee, FL	—	94,300	849,192	—	43,709	94,300	892,900	987,200	(105,262)	1982	30 Years
Indian Tree	Arvada, CO	—	881,225	4,552,815	—	1,467,348	881,225	6,020,162	6,901,387	(2,532,785)	1983	30 Years
Indigo Springs	Kent, WA	—	1,270,500	11,446,902	—	1,668,696	1,270,500	13,115,598	14,386,098	(3,721,211)	1991	30 Years
Iris Glen	Conyers, GA	1,690,858	270,458	2,383,030	—	135,392	270,458	2,518,422	2,788,880	(413,216)	1984	30 Years
Ironwood at the Ranch	Wesminster, CO	—	1,493,300	13,439,305	—	1,054,232	1,493,300	14,493,537	15,986,837	(3,556,587)	1986	30 Years
Isle at Arrowhead Ranch	Glendale, AZ	—	1,650,237	19,593,123	—	490,544	1,650,237	20,083,667	21,733,904	(4,354,235)	1996	30 Years
Isles at Sawgrass	Sunrise, FL	—	7,360,000	18,750,693	—	669,222	7,360,000	19,419,915	26,779,915	(1,489,544)	1991-1995	30 Years
Ivy Place	Atlanta, GA	—	802,950	7,228,257	—	1,002,964	802,950	8,231,221	9,034,171	(2,440,111)	1978	30 Years
Jaclen Towers	Beverly, NJ	1,931,232	437,072	2,921,735	—	311,683	437,072	3,233,418	3,670,490	(408,530)	1976	30 Years
James Street Crossing	Kent, WA	16,379,123	2,081,254	18,748,337	—	902,580	2,081,254	19,650,917	21,732,171	(4,521,418)	1989	30 Years
Jefferson Way I	Orange Park, FL	1,000,621	147,799	1,302,268	—	213,943	147,799	1,516,211	1,664,009	(261,167)	1987	30 Years
Junipers at Yarmouth	Yarmouth, ME	—	1,355,700	7,860,135	—	1,218,108	1,355,700	9,078,243	10,433,943	(2,479,976)	1970	30 Years
Jupiter Cove I	Jupiter, FL	1,534,955	233,932	2,060,900	—	340,302	233,932	2,401,202	2,635,134	(432,481)	1987	30 Years
Jupiter Cove II	Jupiter, FL	1,510,840	1,220,000	483,833	—	232,546	1,220,000	716,379	1,936,379	(124,206)	1987	30 Years
Jupiter Cove III	Jupiter, FL	1,614,862	242,010	2,131,722	—	190,403	242,010	2,322,124	2,564,134	(380,555)	1987	30 Years
Kempton Downs	Gresham, OR	—	1,217,349	10,943,372	—	1,719,024	1,217,349	12,662,396	13,879,745	(4,392,810)	1990	30 Years
Ketwood	Kettering, OH	—	266,443	2,347,655	—	319,934	266,443	2,667,588	2,934,032	(468,735)	1979	30 Years
Keystone	Austin, TX	—	498,500	4,487,295	—	1,189,416	498,500	5,676,711	6,175,211	(2,188,810)	1981	30 Years
Kings Colony	Savannah, GA	1,953,145	230,149	2,027,865	—	208,914	230,149	2,236,779	2,466,928	(401,102)	1987	30 Years
Kingsport	Alexandria, VA	—	1,262,250	12,479,294	—	2,184,087	1,262,250	14,663,381	15,925,631	(5,196,163)	1986	30 Years
Kirby Place	Houston, TX	—	3,621,600	25,896,774	—	1,107,079	3,621,600	27,003,853	30,625,453	(6,099,623)	1994	30 Years
La Costa Brava (ORL)	Orlando, FL	—	206,626	3,652,534	—	4,582,120	206,626	8,234,654	8,441,280	(5,400,567)	1967	30 Years
La Mariposa	Mesa, AZ	—	2,047,539	12,466,128	—	920,563	2,047,539	13,386,691	15,434,230	(3,215,195)	1986	30 Years
La Mirage	San Diego, CA	—	28,895,200	95,567,943	—	4,629,747	28,895,200	100,197,689	129,092,889	(23,154,151)	1988/1992	30 Years
La Mirage IV	San Diego, CA	—	6,000,000	47,449,353	—	31,426	6,000,000	47,480,779	53,480,779	(3,449,516)	2001	30 Years
La Tour Fontaine	Houston, TX	—	2,916,000	15,917,178	—	746,660	2,916,000	16,663,838	19,579,838	(3,141,090)	1994	30 Years
Ladera	Phoenix, AZ	(Q)	2,978,879	20,640,453	—	553,120	2,978,879	21,193,573	24,172,452	(4,569,115)	1995	30 Years
Laguna Clara	Santa Clara, CA	17,218,594	13,642,420	29,591,154	—	—	13,642,420	29,591,154	43,233,574	—	1972	30 Years
Lakes at Vinings	Atlanta, GA	21,228,864	6,498,000	21,832,252	—	1,857,222	6,498,000	23,689,474	30,187,474	(5,102,363)	1972/1975	30 Years
Lakeshore at Preston	Plano, TX	—	3,325,800	15,208,348	—	705,863	3,325,800	15,914,211	19,240,011	(3,323,759)	1992	30 Years
Lakeshore I (GA)	Ft. Oglethorpe, GA	1,202,296	169,375	1,492,378	—	314,210	169,375	1,806,588	1,975,963	(348,809)	1986	30 Years
Lakeview	Lodi, CA	7,286,000	950,000	5,368,814	—	753,391	950,000	6,122,205	7,072,205	(667,447)	1983	30 Years
Lakeville Resort	Petaluma, CA	—	2,736,500	24,610,651	—	2,267,325	2,736,500	26,877,976	29,614,476	(7,542,217)	1984	30 Years
Lakewood	Tulsa, OK	5,600,000	855,000	6,480,729	—	544,060	855,000	7,024,789	7,879,789	(800,024)	1985	30 Years
Lakewood Greens	Dallas, TX	7,889,779	2,019,600	9,026,907	—	518,134	2,019,600	9,545,041	11,564,641	(2,121,180)	1986	30 Years
Lakewood Oaks	Dallas, TX	—	1,631,600	14,686,192	—	1,785,640	1,631,600	16,471,832	18,103,432	(5,859,403)	1987	30 Years
Landera	San Antonio, TX	—	766,300	6,896,811	—	974,748	766,300	7,871,559	8,637,859	(2,174,112)	1983	30 Years
Landings at Port Imperial	W. New York, NJ	—	27,246,045	37,741,050	—	320,319	27,246,045	38,061,369	65,307,414	(4,049,899)	1999	30 Years
Lantern Cove	Foster City, CA	36,403,000	6,945,000	21,363,313	—	493,094	6,945,000	21,856,407	28,801,407	(2,094,988)	1985	30 Years
Larkspur I (Hil)	Hillard, OH	—	179,628	1,582,519	—	237,357	179,628	1,819,876	1,999,505	(315,900)	1983	30 Years
Larkspur Shores	Hillard, OH	—	17,107,300	31,399,237	—	3,408,139	17,107,300	34,807,376	51,914,676	(7,616,905)	1983	30 Years
Larkspur Woods	Sacramento, CA	—	5,802,900	14,576,106	—	956,229	5,802,900	15,532,336	21,335,236	(3,688,075)	1989/1993	30 Years

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2003

Description			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/03					Life Used to Compute Depreciation in
Apartment Name	Location	Encumbrances	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction	Latest Income Statement (C)
LaSalle	Beaverton, OR (G)	34,457,723	7,202,000	35,877,612	—	540,440	7,202,000	36,418,052	43,620,052	(1,469,173)	1998	30 Years
Laurel Bay	Ypsilanti, MI	—	186,004	1,639,366	—	243,186	186,004	1,882,552	2,068,556	(294,196)	1989	30 Years
Laurel Glen	Acworth, GA	1,655,375	289,509	2,550,891	—	125,457	289,509	2,676,348	2,965,857	(435,570)	1986	30 Years
Laurel Ridge	Chapel Hill, NC	—	160,000	3,206,076	—	2,767,295	160,000	5,973,371	6,133,371	(3,939,631)	1975	30 Years
Laurel Ridge II	Chapel Hill, NC	—	22,551	—	—	—	22,551	—	22,551	—	(F)	30 Years
Legends at Preston	Morrisville, NC	—	3,056,000	27,150,721	—	161,848	3,056,000	27,312,569	30,368,569	(3,074,635)	2000	30 Years
Lexford Apartment Homes	Miami, FL	1,251,771	191,986	1,691,254	—	102,501	191,986	1,793,755	1,985,740	(298,469)	1987	30 Years
Lexington Farm	Alpharetta, GA	—	3,521,900	22,888,305	—	729,469	3,521,900	23,617,774	27,139,674	(4,496,160)	1995	30 Years
Lexington Glen	Atlanta, GA	—	5,760,000	40,190,507	—	1,753,846	5,760,000	41,944,353	47,704,353	(7,922,605)	1990	30 Years
Lexington Park	Orlando, FL	—	2,016,000	12,346,726	—	1,124,523	2,016,000	13,471,249	15,487,249	(2,795,260)	1988	30 Years
Liberty Park	Brain Tree, MA	26,500,000	5,977,504	26,748,835	—	41,570	5,977,504	26,790,404	32,767,908	(666,101)	2000	30 Years
Lincoln Heights	Quincy, MA	(R)	5,928,400	33,595,262	—	844,350	5,928,400	34,439,612	40,368,012	(7,441,230)	1991	30 Years
Lindendale	Columbus, OH	1,278,195	209,159	1,842,816	—	232,857	209,159	2,075,673	2,284,831	(364,076)	1987	30 Years
Link Terrace	Hinesville, GA	—	121,839	1,073,581	—	121,572	121,839	1,195,153	1,316,991	(213,471)	1984	30 Years
Little Cottonwoods	Tempe, AZ	—	3,050,133	26,991,689	—	1,269,107	3,050,133	28,260,796	31,310,929	(6,363,126)	1984	30 Years
Lodge (OK), The	Tulsa, OK	—	313,371	2,750,936	—	1,801,875	313,371	4,552,811	4,866,182	(3,450,634)	1979	30 Years
Lodge (TX), The	San Antonio, TX	—	1,363,636	7,464,586	—	2,647,480	1,363,636	10,112,066	11,475,702	(5,609,478)	1989/1990	30 Years
Lofton Place	Tampa, FL	—	2,240,000	16,679,214	—	1,145,363	2,240,000	17,824,577	20,064,577	(3,597,111)	1988	30 Years
Longfellow Glen	Sudbury, MA	4,455,640	1,094,273	7,314,994	—	810,952	1,094,273	8,125,946	9,220,219	(943,465)	1984	30 Years
Longfellow Place	Boston, MA (G)	—	53,164,160	183,940,619	—	17,900,681	53,164,160	201,841,299	255,005,459	(32,606,747)	1975	30 Years
Longwood	Decatur, GA	—	1,454,048	13,087,837	—	1,007,910	1,454,048	14,095,747	15,549,795	(5,017,875)	1992	30 Years
Longwood (KY)	Lexington,KY	—	146,309	1,289,042	—	227,359	146,309	1,516,401	1,662,710	(265,061)	1985	30 Years
Loomis Manor	West Hartford, CT	(P)	422,350	2,823,326	—	209,855	422,350	3,033,180	3,455,531	(368,682)	1948	30 Years
Madison at Cedar Springs	Dallas, TX	(R)	2,470,000	33,194,620	—	591,474	2,470,000	33,786,094	36,256,094	(6,285,987)	1995	30 Years
Madison at Chase Oaks	Plano, TX	—	3,055,000	28,932,885	—	1,122,355	3,055,000	30,055,240	33,110,240	(5,761,731)	1995	30 Years
Madison at River Sound	Lawrenceville, GA	—	3,666,999	47,387,106	—	875,883	3,666,999	48,262,989	51,929,988	(8,971,295)	1996	30 Years
Madison at Round Grove	Lewisville, TX	(Q)	2,626,000	25,682,373	—	852,183	2,626,000	26,534,556	29,160,556	(5,141,833)	1995	30 Years
Madison at Scofield Farms	Austin, TX	12,414,810	2,080,000	14,597,971	—	787,658	2,080,000	15,385,629	17,465,629	(1,986,745)	1996	30 Years
Madison at Stone Creek	Austin, TX	—	2,535,000	22,611,700	—	972,558	2,535,000	23,584,257	26,119,257	(4,661,613)	1995	30 Years
Madison at the Arboretum	Austin, TX	—	1,046,500	9,638,269	—	644,716	1,046,500	10,282,985	11,329,485	(2,095,876)	1995	30 Years
Madison at Walnut Creek	Austin, TX	—	2,737,600	14,623,574	—	1,111,692	2,737,600	15,735,266	18,472,866	(3,799,889)	1994	30 Years
Madison at Wells Branch	Austin, TX	—	2,377,344	16,370,879	—	1,024,280	2,377,344	17,395,159	19,772,503	(2,280,909)	1995	30 Years
Madison on Melrose	Richardson, TX	—	1,300,000	15,096,551	—	369,407	1,300,000	15,465,958	16,765,958	(2,935,773)	1995	30 Years
Madison on the Parkway	Dallas, TX	—	2,444,000	22,505,043	—	831,323	2,444,000	23,336,366	25,780,366	(4,544,039)	1995	30 Years
Magnolia at Whitlock	Marietta, GA	—	132,979	1,526,005	—	3,045,874	132,979	4,571,879	4,704,858	(2,563,939)	1971	30 Years
Mallard Cove at Conway	Orlando, FL	—	600,000	3,528,927	—	4,854,512	600,000	8,383,439	8,983,439	(6,723,478)	1974	30 Years
Manchester (REIT)	Jacksonville, FL	1,225,161	184,100	1,657,194	—	177,236	184,100	1,834,430	2,018,530	(208,744)	1985	30 Years
Marabou Mills I	Indianapolis, IN	1,309,314	224,178	1,974,952	—	212,941	224,178	2,187,894	2,412,072	(395,402)	1986	30 Years
Marabou Mills II	Indianapolis, IN	—	192,186	1,693,220	—	114,302	192,186	1,807,523	1,999,709	(307,394)	1987	30 Years
Marabou Mills III	Indianapolis, IN	1,140,520	171,557	1,511,602	—	96,584	171,557	1,608,186	1,779,743	(269,669)	1987	30 Years
Mariner Club (FL)	Pembroke Pines, FL	—	1,824,500	20,771,566	—	742,678	1,824,500	21,514,245	23,338,745	(4,193,912)	1988	30 Years
Mariners Wharf	Orange Park, FL	—	1,861,200	16,744,951	—	912,236	1,861,200	17,657,187	19,518,387	(4,080,948)	1989	30 Years
Marks	Englewood, CO (G)	19,555,000	4,928,500	44,621,814	—	2,830,926	4,928,500	47,452,740	52,381,240	(11,526,228)	1987	30 Years
Marquessa	Corona Hills, CA	—	6,888,500	21,604,584	—	1,178,143	6,888,500	22,782,727	29,671,227	(5,356,992)	1992	30 Years
Marsh Landing I	Brunswick, GA	—	133,193	1,173,573	—	247,645	133,193	1,421,218	1,554,411	(267,421)	1984	30 Years
Marshlanding II	Brunswick, GA	897,899	111,187	979,679	—	135,848	111,187	1,115,527	1,226,714	(204,497)	1986	30 Years
Martha Lake	Lynnwood, WA	—	821,200	7,405,070	—	1,064,882	821,200	8,469,952	9,291,152	(2,179,816)	1991	30 Years
Martins Landing	Roswell, GA	12,053,837	4,802,000	12,899,972	—	1,323,275	4,802,000	14,223,247	19,025,247	(3,138,598)	1972	30 Years
McDowell Place	Naperville, IL	(R)	2,580,400	23,209,629	—	2,025,661	2,580,400	25,235,290	27,815,690	(6,941,706)	1988	30 Years
Meadow Ridge	Norwich, CT	4,370,997	747,957	4,999,937	—	140,072	747,957	5,140,009	5,887,965	(629,611)	1987	30 Years
Meadowland	Bogart, GA	—	152,395	1,342,663	—	73,532	152,395	1,416,195	1,568,590	(240,286)	1984	30 Years
Meadowood (Cin)	Cincinnati, OH	—	330,734	2,913,731	—	390,863	330,734	3,304,594	3,635,329	(550,138)	1985	30 Years
Meadowood (Cuy)	Cuyahoga Falls, OH	—	201,407	1,774,784	—	167,838	201,407	1,942,622	2,144,029	(320,778)	1985	30 Years
Meadowood (Fra)	Franklin, IN	947,128	129,252	1,138,733	—	174,664	129,252	1,313,398	1,442,649	(243,947)	1983	30 Years
Meadowood (New)	Newburgh, IN	919,719	131,546	1,159,064	—	125,546	131,546	1,284,609	1,416,155	(229,522)	1984	30 Years
Meadowood (Nic)	Nicholasville, KY	1,328,849	173,223	1,526,283	—	244,499	173,223	1,770,782	1,944,005	(313,205)	1983	30 Years
Meadowood (Tem)	Temperance, MI	1,283,716	173,675	1,530,262	—	142,185	173,675	1,672,448	1,846,122	(265,125)	1984	30 Years
Meadowood Apts. (Man)	Mansfield, OH	—	118,504	1,044,002	—	158,963	118,504	1,202,965	1,321,469	(213,492)	1983	30 Years
Meadowood I (GA)	Norcross, GA	—	205,468	1,810,393	—	235,153	205,468	2,045,546	2,251,014	(340,338)	1982	30 Years
Meadowood I (OH)	Columbus, OH	—	146,912	1,294,458	—	273,880	146,912	1,568,338	1,715,251	(299,537)	1984	30 Years
Meadowood II (GA)	Norcross, GA	—	176,968	1,559,544	—	161,838	176,968	1,721,383	1,898,351	(287,797)	1984	30 Years
Meadowood II (OH)	Columbus, OH	459,027	57,802	509,199	—	94,716	57,802	603,914	661,716	(113,445)	1985	30 Years
Meadows I (OH), The	Columbus, OH	—	150,800	1,328,616	—	210,077	150,800	1,538,693	1,689,493	(279,263)	1985	30 Years
Meadows II (OH), The	Columbus, OH	1,111,775	186,636	1,644,521	—	207,033	186,636	1,851,553	2,038,190	(320,475)	1987	30 Years
Meldon Place	Toledo, OH	2,249,605	288,434	2,541,701	—	550,421	288,434	3,092,121	3,380,555	(631,049)	1978	30 Years
Merrifield	Salisbury, MD	1,896,952	268,712	2,367,645	—	267,130	268,712	2,634,774	2,903,486	(429,408)	1988	30 Years
Merrill Creek	Lakewood, WA	—	814,200	7,330,606	—	393,087	814,200	7,723,692	8,537,892	(1,905,149)	1994	30 Years
Merritt at Satellite Place	Duluth, GA	(S)	3,400,000	30,115,674	—	475,100	3,400,000	30,590,775	33,990,775	(4,658,938)	1999	30 Years
Mesa Del Oso	Albuquerque, NM	10,713,135	4,305,000	12,112,957	—	412,694	4,305,000	12,525,651	16,830,651	(1,357,722)	1983	30 Years
Miguel Place	Port Richey, FL	1,403,066	199,349	1,756,482	—	358,751	199,349	2,115,234	2,314,583	(388,464)	1987	30 Years
Mill Creek	Milpitas, CA	—	12,858,693	57,169,503	—	210,628	12,858,693	57,380,131	70,238,824	(1,269,479)	1991	30 Years
Mill Pond	Millersville, MD	7,300,000	2,880,000	8,468,462	—	808,831	2,880,000	9,277,293	12,157,293	(1,990,989)	1984	30 Years
Millburn	Stow, OH	145,715	192,062	1,692,276	—	155,273	192,062	1,847,549	2,039,611	(292,721)	1984	30 Years

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2003

Description			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/03					Life Used to Compute Depreciation in
Apartment Name	Location	Encumbrances	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction	Latest Income Statement (C)
Millburn Court I	Centerville, OH	—	260,000	1,246,757	—	108,217	260,000	1,354,973	1,614,973	(172,398)	1979	30 Years
Millburn Court II	Centerville, OH	861,778	122,870	1,082,698	—	276,032	122,870	1,358,730	1,481,600	(263,079)	1981	30 Years
Mira Flores	Palm Beach Gardens, FL	—	7,040,000	22,515,299	—	438,429	7,040,000	22,953,728	29,993,728	(1,595,208)	1996	30 Years
Mission Bay	Orlando, FL	—	2,432,000	21,623,560	—	939,384	2,432,000	22,562,945	24,994,945	(4,360,176)	1991	30 Years
Mission Hills	Oceanside, CA	10,134,515	5,640,000	21,130,732	—	582,953	5,640,000	21,713,686	27,353,686	(2,467,374)	1984	30 Years
Misty Woods	Cary, NC	—	720,790	18,063,934	—	2,149,310	720,790	20,213,245	20,934,035	(4,545,442)	1984	30 Years
Montecito	Valencia, CA	—	8,400,000	24,709,146	—	334,382	8,400,000	25,043,527	33,443,527	(2,665,642)	1999	30 Years
Montevista	Dallas, TX	—	3,931,550	19,788,568	—	296,953	3,931,550	20,085,521	24,017,071	(1,263,755)	2000	30 Years
Montgomery Court I (MI)	Haslett, MI	1,138,082	156,298	1,377,153	—	303,477	156,298	1,680,631	1,836,928	(283,780)	1984	30 Years
Montgomery Court I (OH)	Dublin, OH	1,214,586	163,755	1,442,643	—	325,062	163,755	1,767,705	1,931,460	(325,104)	1985	30 Years
Montgomery Court II (OH)	Dublin, OH	—	149,734	1,319,417	—	183,986	149,734	1,503,403	1,653,137	(259,673)	1986	30 Years
Montierra	Scottsdale, AZ	—	3,455,000	17,266,787	—	275,377	3,455,000	17,542,163	20,997,163	(3,027,446)	1999	30 Years
Montierra (CA)	San Diego, CA	17,854,489	8,160,000	29,360,938	—	923,201	8,160,000	30,284,140	38,444,140	(3,492,052)	1990	30 Years
Montrose Square	Columbus, OH	—	193,266	1,703,260	—	422,073	193,266	2,125,333	2,318,599	(422,489)	1987	30 Years
Morgan Trace	Union City, GA	—	239,102	2,105,728	—	265,209	239,102	2,370,937	2,610,039	(390,908)	1986	30 Years
Morningside	Scottsdale, AZ	—	670,470	12,607,976	—	607,884	670,470	13,215,860	13,886,330	(2,946,762)	1989	30 Years
Mosswood I	Winter Springs, FL	—	163,294	1,438,796	—	286,405	163,294	1,725,201	1,888,494	(290,728)	1981	30 Years
Mosswood II	Winter Springs, FL	1,459,292	275,330	2,426,158	—	393,309	275,330	2,819,466	3,094,796	(452,962)	1982	30 Years
Mountain Park Ranch	Phoenix, AZ	(O)	1,662,332	18,260,276	—	701,252	1,662,332	18,961,528	20,623,860	(4,314,000)	1994	30 Years
Mountain Terrace	Stevenson Ranch, CA	—	3,966,500	35,814,995	—	1,542,719	3,966,500	37,357,714	41,324,214	(9,452,567)	1992	30 Years
Nehoiden Glen	Needham, MA	1,847,102	634,538	4,241,755	—	223,809	634,538	4,465,564	5,100,102	(507,814)	1978	30 Years
Newberry I	Lansing, MI	—	183,509	1,616,913	—	241,612	183,509	1,858,526	2,042,035	(329,531)	1985	30 Years
Newberry II	Lansing, MI	—	142,292	1,253,951	—	150,661	142,292	1,404,612	1,546,905	(246,293)	1986	30 Years
Newport Heights	Tukwila, WA	—	391,200	3,522,780	—	632,572	391,200	4,155,352	4,546,552	(1,519,227)	1985	30 Years
Noonan Glen	Winchester, MA	505,024	151,344	1,011,700	—	97,651	151,344	1,109,351	1,260,695	(135,487)	1983	30 Years
North Creek (Everett)	Evertt, WA	—	3,967,500	12,387,190	—	1,740,126	3,967,500	14,127,316	18,094,816	(2,873,005)	1986	30 Years
North Hill	Atlanta, GA	15,121,418	2,525,300	18,550,989	—	4,879,368	2,525,300	23,430,358	25,955,658	(7,306,484)	1984	30 Years
Northampton 1	Largo, MD	19,437,031	1,843,200	17,528,381	—	3,242,996	1,843,200	20,771,377	22,614,577	(7,849,730)	1977	30 Years
Northampton 2	Largo, MD	—	1,513,500	14,246,990	—	1,605,977	1,513,500	15,852,967	17,366,467	(5,416,200)	1988	30 Years
Northglen	Valencia, CA	14,763,217	9,360,000	20,778,553	—	453,019	9,360,000	21,231,571	30,591,571	(2,333,760)	1988	30 Years
Northridge	Pleasant Hill, CA	—	5,527,800	14,691,705	—	1,723,826	5,527,800	16,415,530	21,943,330	(3,582,454)	1974	30 Years
Northridge (GA)	Carrolton, GA	—	238,811	2,104,181	—	156,121	238,811	2,260,302	2,499,113	(379,644)	1985	30 Years
Northrup Court I	Coraopolis, PA	1,303,218	189,246	1,667,463	—	153,310	189,246	1,820,772	2,010,018	(310,384)	1985	30 Years
Northrup Court II	Coraopolis, PA	—	157,190	1,385,018	—	109,719	157,190	1,494,737	1,651,927	(255,225)	1985	30 Years
Northwoods Village	Cary, NC	—	1,369,700	11,460,337	—	1,355,284	1,369,700	12,815,621	14,185,321	(3,314,062)	1986	30 Years
Norton Glen	Norton, MA	4,355,502	1,012,556	6,768,727	—	1,419,546	1,012,556	8,188,273	9,200,828	(955,948)	1983	30 Years
Nova Glen I	Daytona Beach, FL	—	142,086	1,251,930	—	417,167	142,086	1,669,097	1,811,182	(318,504)	1984	30 Years
Nova Glen II	Daytona Beach, FL	—	175,168	1,543,420	—	367,494	175,168	1,910,914	2,086,082	(329,396)	1986	30 Years
Novawood I	Daytona Beach, FL	149,213	122,311	1,077,897	—	240,064	122,311	1,317,962	1,440,273	(231,569)	1980	30 Years
Novawood II	Daytona Beach, FL	—	144,401	1,272,484	—	166,421	144,401	1,438,905	1,583,306	(242,003)	1980	30 Years
Oak Gardens	Hollywood, FL	—	329,968	2,907,288	—	295,242	329,968	3,202,529	3,532,497	(519,339)	1988	30 Years
Oak Mill 2	Germantown, MD	9,600,000	854,133	9,010,184	—	843,223	854,133	9,853,407	10,707,540	(3,110,938)	1985	30 Years
Oak Park North	Agoura Hills, CA	(I)	1,706,900	15,362,666	—	659,670	1,706,900	16,022,336	17,729,236	(4,707,467)	1990	30 Years
Oak Park South	Agoura Hills, CA	(I)	1,683,800	15,154,608	—	741,287	1,683,800	15,895,894	17,579,694	(4,721,882)	1989	30 Years
Oak Ridge	Clermont, FL	1,153,709	173,617	1,529,936	—	303,813	173,617	1,833,749	2,007,366	(344,270)	1985	30 Years
Oak Shade	Orange City, FL	—	229,403	2,021,290	—	154,948	229,403	2,176,239	2,405,642	(370,859)	1985	30 Years
Oakland Hills	Margate, FL	—	3,040,000	4,930,604	—	570,878	3,040,000	5,501,481	8,541,481	(775,634)	1987	30 Years
Oakley Woods	Union City, GA	1,060,501	165,449	1,457,485	—	290,857	165,449	1,748,342	1,913,791	(316,673)	1984	30 Years
Oaks	Santa Clarita, CA	45,885,102	23,400,000	61,032,944	—	80,506	23,400,000	61,113,450	84,513,450	(903,328)	2000	30 Years
Oaks (NC)	Charlotte, NC	—	2,196,744	23,601,540	—	489,611	2,196,744	24,091,151	26,287,895	(4,552,024)	1996	30 Years
Oakwood Manor	Hollywood, FL	—	173,247	1,525,973	—	89,423	173,247	1,615,396	1,788,643	(269,341)	1986	30 Years
Oakwood Village (FL)	Hudson, FL	—	145,547	1,282,427	—	397,321	145,547	1,679,747	1,825,294	(328,895)	1986	30 Years
Oakwood Village (FL) II	Hudson, FL	—	31,734	—	—	—	31,734	—	31,734	—	(F)	30 Years
Oakwood Village (GA)	Augusta, GA	—	161,174	1,420,119	—	169,028	161,174	1,589,148	1,750,322	(271,746)	1985	30 Years
Ocean Walk	Key West, FL	21,079,921	2,838,749	25,545,009	—	1,112,037	2,838,749	26,657,046	29,495,794	(5,909,184)	1990	30 Years
Old Archer Court	Gainesville, FL	923,110	170,323	1,500,735	—	327,215	170,323	1,827,950	1,998,273	(351,237)	1977	30 Years
Old Mill Glen	Maynard, MA	1,831,187	396,756	2,652,233	—	128,430	396,756	2,780,663	3,177,419	(338,386)	1983	30 Years
Olde Redmond Place	Redmond, WA	(R)	4,807,100	14,126,038	—	891,340	4,807,100	15,017,378	19,824,478	(3,036,528)	1986	30 Years
Olivewood (MI)	Sterling Hts., MI	—	519,167	4,574,905	—	516,551	519,167	5,091,455	5,610,622	(854,737)	1986	30 Years
Olivewood I	Indianapolis, IN	—	184,701	1,627,420	—	327,312	184,701	1,954,733	2,139,434	(362,514)	1985	30 Years
Olivewood II	Indianapolis, IN	1,223,860	186,235	1,640,571	—	230,561	186,235	1,871,131	2,057,366	(330,483)	1986	30 Years
One Eton Square	Tulsa, OK	—	1,570,100	14,130,937	—	2,263,099	1,570,100	16,394,036	17,964,136	(4,511,983)	1985	30 Years
Orchard Ridge	Lynnwood, WA	—	480,600	4,372,033	—	598,676	480,600	4,970,709	5,451,309	(1,787,941)	1988	30 Years
Overlook	San Antonio, TX	—	1,100,200	9,901,517	—	1,591,811	1,100,200	11,493,327	12,593,527	(3,307,959)	1985	30 Years
Overlook Manor	Frederick, MD	—	1,299,100	3,930,931	—	761,988	1,299,100	4,692,919	5,992,019	(1,051,944)	1980/1985	30 Years
Overlook Manor II	Frederick, MD	5,380,000	2,186,300	6,262,597	—	231,098	2,186,300	6,493,695	8,679,995	(1,397,174)	1980/1985	30 Years
Overlook Manor III	Frederick, MD	—	1,026,300	3,027,390	—	116,268	1,026,300	3,143,658	4,169,958	(657,661)	1980/1985	30 Years
Paces Station	Atlanta, GA	—	4,801,500	32,548,053	—	3,790,967	4,801,500	36,339,019	41,140,519	(9,528,137)	1984-1988/1989	30 Years
Palladia	Hillsboro, OR	—	6,461,000	44,888,156	—	245,990	6,461,000	45,134,146	51,595,146	(3,967,164)	2000	30 Years
Palm Place	Sarasota. FL	—	248,315	2,188,339	—	404,127	248,315	2,592,466	2,840,781	(477,973)	1984	30 Years
Palm Side (REIT)	Palm Bay, FL	1,076,031	116,334	1,047,004	—	1,000	116,334	1,048,004	1,164,338	(4,721)	1986	30 Years
Panther Ridge	Federal Way, WA	—	1,055,800	9,506,117	—	975,397	1,055,800	10,481,514	11,537,314	(2,915,051)	1980	30 Years
Paradise Pointe	Dania, FL	—	1,913,414	17,417,956	—	2,965,441	1,913,414	20,383,397	22,296,811	(6,842,742)	1987-90	30 Years

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2003

Description			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/03					Life Used to Compute Depreciation in
Apartment Name	Location	Encumbrances	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction	Latest Income Statement (C)
Parc Royale	Houston, TX	—	2,223,000	11,936,833	—	1,242,498	2,223,000	13,179,330	15,402,330	(2,469,925)	1994	30 Years
Park Meadow	Gilbert, AZ	—	835,217	15,120,769	—	808,119	835,217	15,928,888	16,764,105	(3,590,144)	1986	30 Years
Park Place (MN)	Plymouth, MN	—	1,219,900	10,964,119	—	1,233,329	1,219,900	12,197,448	13,417,348	(3,623,151)	1986	30 Years
Park Place (TX)	Houston, TX	—	1,603,000	12,054,926	—	484,480	1,603,000	12,539,406	14,142,406	(2,783,639)	1996	30 Years
Park Place II	Plymouth, MN	—	1,216,100	10,951,698	—	1,042,608	1,216,100	11,994,306	13,210,406	(3,450,815)	1986	30 Years
Park Place West (CT)	West Hartford, CT	—	466,243	3,116,742	—	143,998	466,243	3,260,741	3,726,984	(400,015)	1961	30 Years
Park West (CA)	Los Angeles, CA	—	3,033,500	27,302,383	—	2,622,629	3,033,500	29,925,012	32,958,512	(9,150,400)	1987/90	30 Years
Park West (TX)	Austin, TX	—	648,705	4,738,542	—	1,097,506	648,705	5,836,048	6,484,753	(2,355,186)	1985	30 Years
Parkfield	Denver, CO	—	8,330,000	28,667,618	—	343,029	8,330,000	29,010,646	37,340,646	(3,205,524)	2000	30 Years
Parkridge Place	Irving, TX	—	6,432,900	17,094,962	—	1,540,563	6,432,900	18,635,526	25,068,426	(4,723,279)	1985	30 Years
Parkside	Union City, CA	—	6,246,700	11,827,453	—	2,542,001	6,246,700	14,369,454	20,616,154	(3,260,786)	1979	30 Years
Parkview Terrace	Redlands, CA	—	4,969,200	35,653,777	—	1,871,619	4,969,200	37,525,396	42,494,596	(8,226,300)	1986	30 Years
Parkville (Col)	Columbus, OH	1,689,856	150,433	1,325,756	—	332,921	150,433	1,658,677	1,809,110	(345,554)	1978	30 Years
Parkville (IN)	Gas City, IN	706,898	103,434	911,494	—	160,868	103,434	1,072,362	1,175,796	(203,752)	1982	30 Years
Parkville (Par)	Englewood, OH	—	127,863	1,126,638	—	137,437	127,863	1,264,074	1,391,937	(218,171)	1982	30 Years
Parkway North (REIT)	Ft. Meyers, FL	1,072,542	145,350	1,308,115	—	119,438	145,350	1,427,553	1,572,903	(176,237)	1984	30 Years
Parkwood (CT)	East Haven, CT	—	531,365	3,552,064	—	123,128	531,365	3,675,192	4,206,556	(458,950)	1975	30 Years
Pembroke Lake	Virginia Beach, VA (T)	8,587,685	511,947	8,889,539	—	773,979	511,947	9,663,518	10,175,465	(1,651,257)	1975	30 Years
Phillips Park	Wellesley, MA	3,926,574	816,922	5,460,955	—	162,176	816,922	5,623,131	6,440,053	(629,818)	1988	30 Years
Pine Barrens	Jacksonville, FL	—	268,303	2,364,041	—	375,565	268,303	2,739,605	3,007,908	(481,687)	1986	30 Years
Pine Harbour	Orlando, FL	—	1,664,300	14,970,915	—	2,096,382	1,664,300	17,067,297	18,731,597	(6,277,034)	1991	30 Years
Pine Knoll	Jonesboro, GA	1,143,985	138,052	1,216,391	—	147,030	138,052	1,363,420	1,501,473	(224,622)	1985	30 Years
Pine Lake	Tampa, FL	613,846	79,877	703,802	—	96,652	79,877	800,453	880,330	(142,623)	1982	30 Years
Pine Meadows I (FL)	Ft. Meyers, FL	—	152,019	1,339,596	—	356,708	152,019	1,696,304	1,848,324	(351,629)	1985	30 Years
Pine Terrace I	Callaway, FL	2,031,161	288,992	2,546,426	—	554,230	288,992	3,100,657	3,389,649	(629,438)	1983	30 Years
Pine Tree Club	Wildwood, MO	—	1,125,000	7,017,082	—	652,289	1,125,000	7,669,371	8,794,371	(1,396,419)	1986	30 Years
Pinegrove I (REIT)	Roseville, MI	1,066,853	145,660	1,311,019	—	—	145,660	1,311,019	1,456,679	—	1983	30 Years
Pinegrove II (REIT)	Roseville, MI	670,378	99,074	891,743	—	—	99,074	891,743	990,817	—	1984	30 Years
Pinellas Pines	Pinellas Park, FL	5,798	174,999	1,541,934	—	236,424	174,999	1,778,358	1,953,358	(307,732)	1983	30 Years
Pines of Cloverlane	Ypsilanti, MI	—	1,907,800	16,767,519	—	5,847,165	1,907,800	22,614,684	24,522,484	(8,572,687)	1975-79	30 Years
Pines of Springdale	Palm Springs, FL	—	473,867	4,265,174	—	1,092,326	473,867	5,357,500	5,831,367	(2,116,245)	1985/87	30 Years
Plum Tree	Hales Corners, WI	(N)	1,996,700	20,247,195	—	1,048,977	1,996,700	21,296,173	23,292,873	(4,731,314)	1989	30 Years
Plumwood (Che)	Chesterfield, IN	62,289	84,923	748,261	—	115,852	84,923	864,112	949,035	(151,511)	1980	30 Years
Plumwood (For)	Ft. Wayne, IN	—	131,351	1,157,244	—	161,813	131,351	1,319,056	1,450,407	(250,078)	1981	30 Years
Plumwood I	Columbus, OH	1,612,115	289,814	2,553,597	—	347,892	289,814	2,901,490	3,191,304	(513,930)	1978	30 Years
Plumwood II	Columbus, OH	—	107,583	947,924	—	88,385	107,583	1,036,309	1,143,892	(171,282)	1983	30 Years
Point (NC)	Charlotte, NC	(S)	1,700,000	25,417,267	—	519,311	1,700,000	25,936,577	27,636,577	(4,881,354)	1996	30 Years
Pointe at South Mountain	Phoenix, AZ	—	2,228,800	20,059,311	—	1,383,161	2,228,800	21,442,472	23,671,272	(5,501,033)	1988	30 Years
Polos East	Orlando, FL	—	1,386,000	19,058,620	—	861,704	1,386,000	19,920,324	21,306,324	(3,898,961)	1991	30 Years
Port Royale	Ft. Lauderdale, FL	—	1,754,200	15,789,873	—	1,742,822	1,754,200	17,532,695	19,286,895	(5,933,155)	1988	30 Years
Port Royale II	Ft. Lauderdale, FL	—	1,022,200	9,203,166	—	1,095,880	1,022,200	10,299,046	11,321,246	(3,128,903)	1988	30 Years
Port Royale III	Ft. Lauderdale, FL	—	7,454,900	14,725,802	—	1,678,106	7,454,900	16,403,908	23,858,808	(4,196,008)	1988	30 Years
Port Royale IV	Ft. Lauderdale, FL	—	—	24,645	—	—	—	24,645	24,645		(F)	30 Years
Portland Center	Portland, OR (G)	—	6,032,900	43,554,399	—	3,967,373	6,032,900	47,521,772	53,554,672	(9,738,281)	1965	30 Years
Portofino	Chino Hills, CA	—	3,572,400	14,660,994	—	544,085	3,572,400	15,205,078	18,777,478	(3,368,028)	1989	30 Years
Portofino (Val)	Valencia, CA	14,363,282	8,640,000	21,487,126	—	392,531	8,640,000	21,879,657	30,519,657	(2,366,932)	1989	30 Years
Portside Towers	Jersey City, NJ (G)	54,554,220	22,455,700	96,842,913	—	3,308,547	22,455,700	100,151,460	122,607,160	(19,387,909)	1992/1997	30 Years
Prairie Creek I	Richardson, TX	(Q)	4,067,292	38,986,022	—	760,498	4,067,292	39,746,520	43,813,811	(6,846,869)	1998/99	30 Years
Preakness	Antioch, TN	—	1,561,900	7,668,521	—	1,719,701	1,561,900	9,388,222	10,950,122	(2,623,047)	1986	30 Years
Preston at Willowbend	Plano, TX	—	872,500	7,878,915	—	2,815,376	872,500	10,694,291	11,566,791	(4,277,059)	1985	30 Years
Preston Bend	Dallas, TX	(M)	1,085,200	9,532,056	—	748,868	1,085,200	10,280,925	11,366,125	(2,756,873)	1986	30 Years
Princeton Court	Evansville, IN	849,327	116,696	1,028,219	—	220,424	116,696	1,248,643	1,365,339	(230,950)	1985	30 Years
Promenade (FL)	St. Petersburg, FL	—	2,124,193	25,804,037	—	2,379,033	2,124,193	28,183,070	30,307,263	(5,228,395)	1994	30 Years
Promenade at Aventura	Aventura, FL	—	13,320,000	30,353,748	—	517,352	13,320,000	30,871,100	44,191,100	(3,152,758)	1995	30 Years
Promenade at Wyndham Lakes	Coral Springs, FL	—	6,640,000	26,743,760	—	406,378	6,640,000	27,150,138	33,790,138	(3,426,479)	1998	30 Years
Promenade Terrace	Corona, CA	14,281,303	2,282,800	20,546,289	—	1,764,968	2,282,800	22,311,257	24,594,057	(6,048,819)	1990	30 Years
Promontory Pointe I & II	Phoenix, AZ	—	2,355,509	30,421,840	—	1,564,538	2,355,509	31,986,378	34,341,887	(7,141,084)	1984/1996	30 Years
Prospect Towers	Hackensack, NJ	13,893,886	3,926,600	27,966,416	—	2,221,304	3,926,600	30,187,720	34,114,320	(6,365,901)	1995	30 Years
Prospect Towers II	Hackensack, NJ	—	4,500,000	33,081,077	—	100,643	4,500,000	33,181,719	37,681,719	(1,797,865)	2002	30 Years
Providence at Kirby	Houston, TX	18,144,270	3,945,000	20,587,782	—	141,735	3,945,000	20,729,516	24,674,516	(1,000,983)	1999	30 Years
Quail Call	Albany, GA	671,497	104,723	922,728	—	165,829	104,723	1,088,557	1,193,280	(211,330)	1984	30 Years
Ramblewood I (Val)	Valdosta, GA	—	132,084	1,163,801	—	101,717	132,084	1,265,518	1,397,602	(225,720)	1983	30 Years
Ramblewood II (Aug)	Augusta, GA	—	169,269	1,490,783	—	321,705	169,269	1,812,488	1,981,757	(359,734)	1986	30 Years
Ramblewood II (Val)	Valdosta, GA	—	61,672	543,399	—	29,870	61,672	573,269	634,941	(101,081)	1983	30 Years
Ranch at Fossil Creek	Haltom City, TX	—	1,715,435	16,802,469	—	—	1,715,435	16,802,469	18,517,904	(58,073)	2003	30 Years
Ranchside	New Port Richey, FL	—	144,692	1,274,898	—	204,572	144,692	1,479,470	1,624,162	(266,807)	1985	30 Years
Ranchstone	Houston, TX	(S)	770,000	15,371,431	—	427,804	770,000	15,799,235	16,569,235	(3,012,285)	1996	30 Years
Ravens Crest	Plainsboro, NJ	(R)	4,670,850	42,080,642	—	4,384,824	4,670,850	46,465,467	51,136,317	(16,402,539)	1984	30 Years
Ravinia	Greenfield, WI	(N)	1,240,100	12,055,713	—	656,818	1,240,100	12,712,531	13,952,631	(2,836,354)	1991	30 Years
Red Deer I	Fairborn, OH	—	204,317	1,800,254	—	207,008	204,317	2,007,262	2,211,578	(335,648)	1986	30 Years
Red Deer II	Fairborn, OH	—	193,852	1,708,044	—	170,208	193,852	1,878,252	2,072,104	(309,664)	1987	30 Years
Redan Village I	Decatur, GA	—	274,294	2,416,963	—	258,306	274,294	2,675,270	2,949,564	(454,960)	1984	30 Years
Redan Village II	Decatur, GA	—	240,605	2,119,855	—	145,866	240,605	2,265,721	2,506,327	(367,769)	1986	30 Years

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2003

Description			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/03					Life Used to Compute Depreciation in
Apartment Name	Location	Encumbrances	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction	Latest Income Statement (C)
Redlands Lawn and Tennis	Redlands, CA	—	4,822,320	26,359,328	—	1,741,496	4,822,320	28,100,825	32,923,145	(6,446,463)	1986	30 Years
Redwood Hollow (REIT)	Smyrma, TN	1,218,788	129,586	1,166,522	—	4,187	129,586	1,170,709	1,300,295	(9,511)	1986	30 Years
Regency	Charlotte, NC	—	890,000	11,783,920	—	721,377	890,000	12,505,297	13,395,297	(2,456,702)	1986	30 Years
Regency Palms	Huntington Beach, CA	—	1,857,400	16,713,254	—	2,481,773	1,857,400	19,195,026	21,052,426	(5,542,741)	1969	30 Years
Remington Place	Pheonix, AZ	—	1,492,750	13,377,478	—	2,508,863	1,492,750	15,886,341	17,379,091	(4,908,802)	1983	30 Years
Reserve at Ashley Lake	Boynton Beach, FL	24,150,000	3,520,400	23,332,494	—	1,365,711	3,520,400	24,698,204	28,218,604	(5,701,107)	1990	30 Years
Reserve at Eisenhower, The	Alexandria, VA	—	6,500,000	34,585,060	—	39,468	6,500,000	34,624,527	41,124,527	(1,239,288)	2002	30 Years
Reserve at Fairfax Corners	Fairfax, VA	—	15,804,057	63,217,249	—	214,173	15,804,057	63,431,421	79,235,478	(2,859,812)	2001	30 Years
Reserve Square	Cleveland, OH (G)	—	2,618,852	23,582,869	—	15,790,336	2,618,852	39,373,205	41,992,057	(18,041,793)	1973	30 Years
Residences at Little River	Haverhill, MA	—	6,905,138	18,605,818	—	46,634	6,905,138	18,652,453	25,557,591	(62,816)	2003	30 Years
Retreat, The	Phoenix, AZ	(S)	3,475,114	27,265,252	—	484,764	3,475,114	27,750,016	31,225,130	(4,603,143)	1999	30 Years
Ribbon Mill	Manchester, CT	4,361,456	787,929	5,267,144	—	238,449	787,929	5,505,593	6,293,522	(656,292)	1908	30 Years
Richmond Townhomes	Houston, TX	—	940,000	13,906,905	—	566,700	940,000	14,473,605	15,413,605	(2,801,331)	1995	30 Years
Ridgewood (Lou)	Louisville, KY	—	163,686	1,442,301	—	87,968	163,686	1,530,269	1,693,955	(252,942)	1984	30 Years
Ridgewood (MI)	Westland, MI	1,142,998	176,969	1,559,588	—	213,326	176,969	1,772,914	1,949,883	(306,389)	1983	30 Years
Ridgewood I (Bed)	Bedford, IN	806,388	107,120	943,843	—	165,318	107,120	1,109,161	1,216,281	(198,048)	1984	30 Years
Ridgewood I (Elk)	Elkhart, IN	—	159,371	1,404,234	—	274,132	159,371	1,678,365	1,837,737	(304,146)	1984	30 Years
Ridgewood I (GA)	Decatur, GA	—	230,574	2,031,610	—	213,158	230,574	2,244,768	2,475,342	(375,298)	1984	30 Years
Ridgewood I (Lex)	Lexington, KY	—	203,720	1,794,792	—	157,917	203,720	1,952,710	2,156,429	(328,526)	1984	30 Years
Ridgewood I (OH)	Columbus, OH	1,148,723	174,066	1,534,135	—	229,509	174,066	1,763,644	1,937,709	(301,336)	1984	30 Years
Ridgewood II (Bed)	Bedford, IN	835,573	99,559	877,221	—	113,606	99,559	990,827	1,090,386	(176,136)	1986	30 Years
Ridgewood II (Elk)	Elkhart, IN	—	215,335	1,897,333	—	313,131	215,335	2,210,464	2,425,799	(414,634)	1986	30 Years
Ridgewood II (GA)	Decatur, GA	933,139	164,999	1,453,626	—	119,084	164,999	1,572,710	1,737,709	(254,015)	1986	30 Years
Ridgewood II (OH)	Columbus, OH	1,110,433	162,914	1,435,648	—	190,821	162,914	1,626,468	1,789,382	(274,995)	1985	30 Years
Ridgewood Village	San Diego, CA	—	5,761,500	14,032,511	—	172,152	5,761,500	14,204,663	19,966,163	(3,044,684)	1997	30 Years
Ridgewood Village II	San Diego, CA	—	6,048,000	19,971,537	—	38,865	6,048,000	20,010,402	26,058,402	(2,219,166)	1997	30 Years
Rincon	Houston, TX	—	4,401,900	16,734,746	—	851,019	4,401,900	17,585,765	21,987,665	(4,287,112)	1996	30 Years
River Glen I	Reynoldsburg, OH	—	171,272	1,508,892	—	121,673	171,272	1,630,565	1,801,837	(272,096)	1987	30 Years
River Glen II	Reynoldsburg, OH	1,096,621	158,684	1,398,175	—	167,520	158,684	1,565,695	1,724,379	(256,395)	1987	30 Years
River Hill	Grand Prairie, TX	—	2,004,000	19,272,944	—	767,194	2,004,000	20,040,138	22,044,138	(3,943,997)	1996	30 Years
River Oaks (CA)	Oceanside, CA	10,290,411	5,600,000	20,673,714	—	826,957	5,600,000	21,500,670	27,100,670	(2,468,229)	1984	30 Years
River Park	Fort Worth, TX	—	2,245,400	8,811,727	—	1,902,954	2,245,400	10,714,681	12,960,081	(2,701,464)	1984	30 Years
River Pointe at Den Rock Park	Lawrence, MA	18,100,000	4,615,702	18,440,147	—	64,052	4,615,702	18,504,199	23,119,901	(704,549)	2000	30 Years
River Stone Ranch	Austin, TX	—	5,376,000	27,003,222	—	—	5,376,000	27,003,222	32,379,222	—	1998	30 Years
Rivers Bend (CT)	Windsor, CT	(P)	3,325,517	22,357,068	—	635,391	3,325,517	22,992,459	26,317,976	(2,678,257)	1973	30 Years
Rivers Edge	Waterbury, CT	—	781,900	6,561,167	—	404,628	781,900	6,965,796	7,747,696	(1,485,010)	1974	30 Years
Rivers End I	Jacksonville, FL	1,318,373	171,745	1,507,065	—	272,715	171,745	1,779,780	1,951,525	(319,250)	1986	30 Years
Rivers End II	Jacksonville, FL	—	190,688	1,680,171	—	212,549	190,688	1,892,720	2,083,408	(336,055)	1986	30 Years
Riverside Park	Tulsa, OK	—	1,441,400	12,371,637	—	635,148	1,441,400	13,006,785	14,448,185	(3,115,465)	1994	30 Years
Riverview Condominiums	Norwalk, CT	6,043,522	2,300,000	7,406,730	—	1,104,142	2,300,000	8,510,872	10,810,872	(1,065,933)	1991	30 Years
Roanoke	Rochester Hills, MI	40,500	369,911	3,259,270	—	221,891	369,911	3,481,162	3,851,073	(557,999)	1985	30 Years
Rock Creek	Corrboro, NC	—	895,700	8,062,543	—	963,172	895,700	9,025,714	9,921,414	(2,477,303)	1986	30 Years
Rockingham Glen	West Roxbury, MA	2,302,721	1,124,217	7,515,160	—	261,169	1,124,217	7,776,329	8,900,546	(946,338)	1974	30 Years
Rolling Green (Amherst)	Amherst, MA	3,756,907	1,340,702	8,962,317	—	1,597,677	1,340,702	10,559,995	11,900,697	(1,228,978)	1970	30 Years
Rolling Green (Milford)	Milford, MA	7,477,524	2,012,350	13,452,150	—	1,148,524	2,012,350	14,600,674	16,613,024	(1,920,082)	1970	30 Years
Rosecliff	Quincy, MA	—	5,460,000	15,721,570	—	75,371	5,460,000	15,796,940	21,256,940	(2,478,175)	1990	30 Years
Rosecliff II	Quincy, MA	—	—	1,379	—	—	—	1,379	1,379	—	(F)	30 Years
Rosehill Pointe	Lenexa, KS	—	2,093,300	18,863,515	—	3,682,660	2,093,300	22,546,175	24,639,475	(7,276,267)	1984	30 Years
Rosewood (KY)	Louisville, KY	—	253,453	2,233,196	—	245,327	253,453	2,478,524	2,731,977	(413,910)	1984	30 Years
Rosewood (OH)	Columbus, OH	—	212,378	1,871,186	—	304,752	212,378	2,175,938	2,388,316	(377,371)	1985	30 Years
Rosewood Commons I	Indianapolis, IN	1,747,743	228,644	2,014,652	—	243,722	228,644	2,258,375	2,487,019	(418,647)	1986	30 Years
Rosewood Commons II	Indianapolis, IN	—	220,463	1,942,520	—	198,506	220,463	2,141,025	2,361,488	(378,901)	1987	30 Years
Royal Oak	Eagan, MN	13,139,491	1,602,904	14,423,662	—	1,151,929	1,602,904	15,575,591	17,178,495	(3,570,120)	1989	30 Years
Royal Oaks (FL)	Jacksonville, FL	—	1,988,000	13,645,117	—	819,130	1,988,000	14,464,247	16,452,247	(2,898,261)	1991	30 Years
Royale	Cranston, RI	(P)	512,785	3,427,866	—	302,220	512,785	3,730,086	4,242,872	(440,105)	1976	30 Years
Sabal Palm at Boot Ranch	Palm Harbor, FL	—	3,888,000	28,923,692	—	1,354,186	3,888,000	30,277,878	34,165,878	(5,808,924)	1996	30 Years
Sabal Palm at Carrollwood Place	Tampa, FL	—	3,888,000	26,911,542	—	808,651	3,888,000	27,720,194	31,608,194	(5,327,152)	1995	30 Years
Sabal Palm at Lake Buena Vista	Orlando, FL	21,170,000	2,800,000	23,687,893	—	970,061	2,800,000	24,657,954	27,457,954	(4,900,247)	1988	30 Years
Sabal Palm at Metrowest	Orlando, FL	—	4,110,000	38,394,865	—	1,419,984	4,110,000	39,814,849	43,924,849	(7,503,616)	1998	30 Years
Sabal Palm at Metrowest II	Orlando, FL	—	4,560,000	33,907,283	—	640,411	4,560,000	34,547,694	39,107,694	(6,519,276)	1997	30 Years
Sabal Pointe	Coral Springs, FL	—	1,951,600	17,570,508	—	1,947,786	1,951,600	19,518,293	21,469,893	(5,474,780)	1995	30 Years
Saddle Ridge	Ashburn, VA	—	1,364,800	12,283,616	—	1,018,242	1,364,800	13,301,858	14,666,658	(3,982,875)	1989	30 Years
Sailboat Bay	Raleigh, NC	—	960,000	8,797,580	—	526,902	960,000	9,324,481	10,284,481	(1,902,426)	1986	30 Years
Sandalwood	Toledo, OH	1,045,804	151,926	1,338,636	—	114,471	151,926	1,453,107	1,605,033	(233,610)	1984	30 Years
Sandpiper II	Fort Pierce, FL	—	155,496	1,369,987	—	329,151	155,496	1,699,138	1,854,633	(342,397)	1982	30 Years
Sanford Court	Sanford, FL	1,650,492	238,814	2,104,212	—	376,688	238,814	2,480,901	2,719,715	(462,390)	1976	30 Years
Savannah Lakes	Boynton Beach, FL	—	7,000,000	30,422,607	—	676,786	7,000,000	31,099,393	38,099,393	(1,886,885)	1991	30 Years
Scarborough Square	Rockville, MD	4,882,961	1,815,000	7,608,126	—	935,674	1,815,000	8,543,800	10,358,800	(1,720,913)	1967	30 Years
Schooner Bay I	Foster City, CA	27,000,000	5,345,000	16,545,651	—	332,419	5,345,000	16,878,069	22,223,069	(1,616,661)	1985	30 Years
Schooner Bay II	Foster City, CA	23,760,000	4,550,000	14,607,259	—	243,973	4,550,000	14,851,232	19,401,232	(1,412,123)	1985	30 Years
Scottsdale Meadows	Scottsdale, AZ	—	1,512,000	11,407,699	—	694,323	1,512,000	12,102,022	13,614,022	(2,754,573)	1984	30 Years
Security Manor	Westfield, MA	(P)	355,456	2,376,152	—	41,258	355,456	2,417,411	2,772,867	(295,586)	1971	30 Years
Sedona Springs	Austin, TX	(S)	2,574,000	23,477,043	—	1,234,129	2,574,000	24,711,172	27,285,172	(4,892,712)	1995	30 Years

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2003

Description			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/03					Life Used to Compute Depreciation in
Apartment Name	Location	Encumbrances	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction	Latest Income Statement (C)
Seeley Lake	Lakewood, WA	—	2,760,400	24,845,286	—	1,582,124	2,760,400	26,427,410	29,187,810	(6,516,192)	1990	30 Years
Seventh & James	Seattle, WA	—	663,800	5,974,803	—	1,820,483	663,800	7,795,286	8,459,086	(2,051,178)	1992	30 Years
Shadetree	West Palm Beach, FL	—	532,000	1,420,721	—	283,802	532,000	1,704,523	2,236,523	(212,389)	1982	30 Years
Shadow Bay I	Jacksonville, FL	—	123,319	1,086,720	—	126,827	123,319	1,213,547	1,336,866	(227,086)	1984	30 Years
Shadow Bay II	Jacksonville, FL	939,366	139,709	1,231,134	—	130,908	139,709	1,362,042	1,501,751	(249,910)	1985	30 Years
Shadow Brook	Scottsdale, AZ	—	3,065,496	18,367,686	—	1,006,542	3,065,496	19,374,229	22,439,725	(4,387,421)	1984	30 Years
Shadow Lake	Doraville, GA	—	1,140,000	13,117,277	—	499,259	1,140,000	13,616,536	14,756,536	(2,659,005)	1989	30 Years
Shadow Ridge	Tallahassee, FL	—	150,327	1,324,061	—	201,436	150,327	1,525,497	1,675,824	(274,341)	1983	30 Years
Shadow Trace	Stone Mountain, GA	—	244,320	2,152,729	—	275,349	244,320	2,428,078	2,672,399	(412,778)	1984	30 Years
Shadowood I	Sarasota, FL	600,000	157,661	1,389,061	—	283,025	157,661	1,672,086	1,829,746	(291,389)	1982	30 Years
Shadowood II	Sarasota, FL	1,143,860	152,031	1,339,469	—	172,974	152,031	1,512,443	1,664,474	(255,675)	1983	30 Years
Sheffield Court	Arlington, VA	—	3,349,350	31,960,800	—	2,509,237	3,349,350	34,470,037	37,819,387	(10,826,625)	1986	30 Years
Sherbrook (IN)	Indianapolis, IN	1,568,329	171,920	1,514,707	—	164,135	171,920	1,678,842	1,850,763	(309,064)	1986	30 Years
Sherbrook (OH)	Columbus, OH	1,052,997	163,493	1,440,036	—	207,270	163,493	1,647,306	1,810,799	(299,270)	1985	30 Years
Sherbrook (PA)	Wexford, PA	—	279,665	2,464,404	—	243,036	279,665	2,707,439	2,987,104	(454,366)	1986	30 Years
Siena Terrace	Lake Forest, CA	17,573,920	8,900,000	24,083,024	—	1,130,805	8,900,000	25,213,829	34,113,829	(4,481,815)	1988	30 Years
Silver Creek	Phoenix, AZ	—	712,102	6,707,496	—	449,830	712,102	7,157,325	7,869,427	(1,721,253)	1986	30 Years
Silver Forest	Ocala, FL	812,993	126,536	1,114,917	—	90,923	126,536	1,205,840	1,332,376	(203,580)	1985	30 Years
Silver Springs (FL)	Jacksonville, FL	—	1,831,100	16,474,735	—	3,824,222	1,831,100	20,298,956	22,130,056	(5,320,279)	1985	30 Years
Silverwood	Mission, KS	(M)	1,230,000	11,070,904	—	1,813,201	1,230,000	12,884,105	14,114,105	(4,665,507)	1986	30 Years
Sky Ridge	Woodstock, GA	—	437,373	3,853,792	—	319,157	437,373	4,172,949	4,610,322	(685,089)	1987	30 Years
Skycrest	Valencia, CA	17,869,588	10,560,000	25,574,457	—	501,433	10,560,000	26,075,891	36,635,891	(2,792,982)	1999	30 Years
Skylark	Union City, CA	—	1,781,600	16,731,916	—	634,973	1,781,600	17,366,889	19,148,489	(3,412,267)	1986	30 Years
Skyview	Rancho Santa Margarita, CA	—	3,380,000	21,953,151	—	285,960	3,380,000	22,239,111	25,619,111	(3,669,255)	1999	30 Years
Slate Run (Hop)	Hopkinsville, KY	—	91,304	804,535	—	149,446	91,304	953,982	1,045,286	(186,317)	1984	30 Years
Slate Run (Ind)	Indianapolis, IN	1,923,536	295,593	2,604,497	—	376,077	295,593	2,980,574	3,276,167	(517,808)	1984	30 Years
Slate Run (Leb)	Lebanon, IN	1,167,498	154,061	1,357,445	—	171,473	154,061	1,528,918	1,682,979	(286,855)	1984	30 Years
Slate Run (Mia)	Miamisburg, OH	798,435	136,065	1,198,879	—	131,259	136,065	1,330,138	1,466,202	(227,079)	1985	30 Years
Slate Run I (Lou)	Louisville, KY	—	179,766	1,583,931	—	230,722	179,766	1,814,653	1,994,419	(314,463)	1984	30 Years
Slate Run II (Lou)	Louisville, KY	1,106,475	167,723	1,477,722	—	149,520	167,723	1,627,242	1,794,965	(268,622)	1985	30 Years
Sommerset Place	Raleigh, NC	—	360,000	7,800,206	—	557,988	360,000	8,358,194	8,718,194	(1,682,993)	1983	30 Years
Sonata at Cherry Creek	Denver, CO	—	5,490,000	18,130,479	—	203,591	5,490,000	18,334,070	23,824,070	(2,047,669)	1999	30 Years
Sonoran	Phoenix, AZ	—	2,361,922	31,841,724	—	936,180	2,361,922	32,777,903	35,139,825	(7,269,557)	1995	30 Years
Sonterra at Foothill Ranch	Foothill Ranch, CA	(R)	7,503,400	24,048,507	—	675,469	7,503,400	24,723,975	32,227,375	(5,013,525)	1997	30 Years
South Creek	Phoenix, AZ	—	2,671,300	24,042,042	—	1,980,737	2,671,300	26,022,779	28,694,079	(7,603,070)	1986-89	30 Years
South Pointe	St. Louis, MO	7,110,250	961,100	8,651,150	—	1,496,273	961,100	10,147,423	11,108,523	(2,665,618)	1986	30 Years
South Shore	Stockton, CA	6,833,000	840,000	6,512,941	—	432,015	840,000	6,944,956	7,784,956	(783,989)	1979	30 Years
South Winds	Fall River, MA	7,488,464	2,481,821	16,780,359	—	1,175,389	2,481,821	17,955,748	20,437,569	(2,308,614)	1971	30 Years
Southwood	Palo Alto, CA	—	6,936,600	14,324,069	—	1,116,794	6,936,600	15,440,863	22,377,463	(3,313,616)	1985	30 Years
Spicewood	Indianapolis, IN	984,566	128,355	1,131,044	—	114,620	128,355	1,245,663	1,374,018	(213,083)	1986	30 Years
Spinnaker Cove	Hermitage, TN	(M)	1,461,731	12,770,421	—	1,412,292	1,461,731	14,182,713	15,644,445	(3,808,274)	1986	30 Years
Spring Gate	Springfield, FL	—	132,951	1,171,447	—	272,217	132,951	1,443,664	1,576,615	(304,908)	1983	30 Years
Spring Hill Commons	Acton, MA	—	1,107,436	7,402,980	—	300,944	1,107,436	7,703,924	8,811,359	(901,028)	1973	30 Years
Spring Lake Manor	Birmingham, AL (T)	3,740,851	199,992	4,512,048	—	1,119,209	199,992	5,631,257	5,831,249	(1,071,148)	1972	30 Years
Springbrook	Anderson, SC	1,575,700	168,959	1,488,611	—	267,891	168,959	1,756,503	1,925,461	(311,023)	1986	30 Years
Springs Colony	Altamonte Springs, FL	(M)	630,411	5,852,157	—	1,281,317	630,411	7,133,474	7,763,885	(2,829,155)	1986	30 Years
Springtree (REIT)	W. Palm Beach, FL	1,149,515	183,100	1,648,301	—	90,966	183,100	1,739,267	1,922,367	(202,311)	1982	30 Years
Springwood (Col)	Columbus, OH	1,015,117	189,948	1,672,889	—	245,781	189,948	1,918,670	2,108,617	(325,450)	1983	30 Years
Springwood (IN)	New Haven, IN	—	119,199	1,050,338	—	143,580	119,199	1,193,918	1,313,117	(212,714)	1981	30 Years
Squaw Peak Condo, LLC	Phoenix, AZ	—	7,498	124,156	—	32,825	7,498	156,981	164,479	(24,323)	1990	30 Years
St. Andrews at Winston Park	Coconut Creek, FL	—	5,680,000	19,812,090	—	406,866	5,680,000	20,218,956	25,898,956	(1,342,002)	1997	30 Years
Steeplechase	Charlotte, NC	—	1,111,500	10,180,750	—	613,398	1,111,500	10,794,148	11,905,648	(2,281,835)	1986	30 Years
Sterling Point	Littleton, CO	—	935,500	8,419,200	—	784,268	935,500	9,203,468	10,138,968	(2,300,029)	1979	30 Years
Stewart Way I	Hinesville, GA	2,060,800	290,773	2,562,373	—	272,848	290,773	2,835,222	3,125,994	(513,877)	1986	30 Years
Stillwater	Savannah, GA	—	151,198	1,332,417	—	105,348	151,198	1,437,765	1,588,963	(239,402)	1983	30 Years
Stone Crossing	Montgomery, AL (T)	1,918,463	103,186	2,716,316	—	405,232	103,186	3,121,547	3,224,733	(620,204)	1973	30 Years
Stone Oak	Houston, TX	—	2,544,000	17,513,496	—	138,398	2,544,000	17,651,895	20,195,895	(914,290)	1998	30 Years
Stonehenge (Day)	Dayton, OH	—	202,294	1,782,140	—	205,640	202,294	1,987,780	2,190,074	(346,876)	1985	30 Years
Stonehenge (Ind)	Indianapolis, IN	1,136,910	146,810	1,293,559	—	247,831	146,810	1,541,390	1,688,200	(299,613)	1984	30 Years
Stonehenge (Jas)	Jasper, IN	—	78,335	690,214	—	96,915	78,335	787,129	865,464	(137,672)	1985	30 Years
Stonehenge (KY)	Glasgow, KY	752,474	111,632	983,596	—	104,538	111,632	1,088,134	1,199,765	(197,328)	1983	30 Years
Stonehenge (Mas)	Massillon, OH	—	145,386	1,281,012	—	242,405	145,386	1,523,417	1,668,803	(267,673)	1984	30 Years
Stonehenge I (Ric)	Richmond, IN	1,064,539	156,343	1,377,552	—	227,939	156,343	1,605,491	1,761,834	(303,795)	1984	30 Years
Stoney Creek	Lakewood, WA	—	1,215,200	10,938,134	—	903,319	1,215,200	11,841,453	13,056,653	(2,952,499)	1990	30 Years
Stratford Square	Winter Park, FL (T)	4,872,608	391,300	3,176,441	—	399,583	391,300	3,576,025	3,967,325	(704,981)	1972	30 Years
Sturbridge Meadows	Sturbridge, MA	2,192,319	702,447	4,695,714	—	148,370	702,447	4,844,084	5,546,531	(589,662)	1985	30 Years
Suffolk Grove I	Grove City, OH	—	214,107	1,886,415	—	274,437	214,107	2,160,851	2,374,958	(361,108)	1985	30 Years
Suffolk Grove II	Grove City, OH	—	167,683	1,477,569	—	234,035	167,683	1,711,603	1,879,286	(276,671)	1987	30 Years
Sugartree I	New Smyna Beach, FL	912,950	155,018	1,453,696	—	269,138	155,018	1,722,834	1,877,852	(287,839)	1984	30 Years
Sugartree II (REIT)	New Smyna Beach, FL	1,464,000	178,416	1,599,476	—	4,661	178,416	1,604,136	1,782,552	(5,710)	1985	30 Years
Summer Chase	Denver, CO	(Q)	1,709,200	15,375,008	—	2,343,729	1,709,200	17,718,737	19,427,937	(5,495,310)	1983	30 Years
Summer Creek	Plymouth, MN	—	579,600	3,815,800	—	421,752	579,600	4,237,553	4,817,153	(969,205)	1985	30 Years
Summer Ridge	Riverside, CA	—	602,400	5,422,807	—	1,224,153	602,400	6,646,960	7,249,360	(1,689,570)	1985	30 Years

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2003

Description			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/03					Life Used to Compute Depreciation in
Apartment Name	Location	Encumbrances	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction	Latest Income Statement (C)
Summerhill Glen	Maynard, MA	1,876,560	415,812	2,779,618	—	250,259	415,812	3,029,877	3,445,689	(418,281)	1980	30 Years
Summerset Village	Chatsworth, CA	(Q)	2,630,700	23,670,889	—	927,945	2,630,700	24,598,834	27,229,534	(6,401,512)	1985	30 Years
Summerset Village II	Chatsworth, CA	—	260,646	31,577	—	—	260,646	31,577	292,223	—	(F)	30 Years
Summerwood	Hayward, CA	—	4,866,600	6,942,743	—	669,600	4,866,600	7,612,343	12,478,943	(1,688,456)	1982	30 Years
Summit & Birch Hill	Farmington, CT	(P)	1,757,438	11,748,112	—	405,302	1,757,438	12,153,415	13,910,853	(1,415,404)	1967	30 Years
Summit at Lake Union	Seattle, WA	—	1,424,700	12,852,461	—	1,093,233	1,424,700	13,945,694	15,370,394	(3,453,111)	1995 — 1997	30 Years
Summit Center (FL)	W. Palm Beach, FL	2,154,803	670,000	1,733,312	—	347,200	670,000	2,080,512	2,750,512	(329,144)	1987	30 Years
Sun Creek	Glendale, AZ	—	896,929	7,066,940	—	472,809	896,929	7,539,749	8,436,678	(1,781,416)	1985	30 Years
Sunforest	Davie, FL	—	10,000,000	32,121,050	—	13,424	10,000,000	32,134,474	42,134,474	(132,386)	1989	30 Years
Sunnyside	Tifton, GA	1,248,618	166,887	1,470,612	—	192,179	166,887	1,662,792	1,829,679	(304,951)	1984	30 Years
Sunset Way I	Miami, FL	—	258,568	2,278,539	—	321,627	258,568	2,600,166	2,858,734	(458,646)	1987	30 Years
Sunset Way II	Miami, FL	2,485,888	274,903	2,422,546	—	245,074	274,903	2,667,621	2,942,524	(456,922)	1988	30 Years
Suntree	West Palm Beach, FL	—	469,000	1,479,589	—	65,394	469,000	1,544,983	2,013,983	(164,883)	1982	30 Years
Surrey Downs	Bellevue, WA	—	3,057,100	7,848,618	—	608,249	3,057,100	8,456,867	11,513,967	(1,748,004)	1986	30 Years
Sutton Place	Dallas, TX	—	1,358,400	12,227,725	—	3,657,746	1,358,400	15,885,471	17,243,871	(6,843,178)	1985	30 Years
Sutton Place (FL)	Lakeland, FL	795,540	120,887	1,065,150	—	214,451	120,887	1,279,601	1,400,488	(247,679)	1984	30 Years
Sweetwater Glen	Lawrenceville, GA	—	500,000	10,469,749	—	712,316	500,000	11,182,065	11,682,065	(2,244,007)	1986	30 Years
Sycamore Creek	Scottsdale, AZ	—	3,152,000	19,083,727	—	1,166,835	3,152,000	20,250,562	23,402,562	(4,833,680)	1984	30 Years
Tabor Ridge	Berea, OH	—	235,940	2,079,290	—	385,159	235,940	2,464,449	2,700,389	(433,163)	1986	30 Years
Talleyrand	Tarrytown, NY (M)	35,000,000	12,000,000	49,799,370	—	195,526	12,000,000	49,994,897	61,994,897	(3,950,421)	1997-98	30 Years
Tamarlane	Portland, ME	—	690,900	5,153,633	—	377,470	690,900	5,531,102	6,222,002	(1,393,532)	1986	30 Years
Tanasbourne Terrace	Hillsboro, OR	(Q)	1,876,700	16,891,205	—	2,170,755	1,876,700	19,061,959	20,938,659	(6,911,561)	1986-89	30 Years
Tanglewood (RI)	West Warwick, RI	6,389,150	1,141,415	7,630,129	—	243,111	1,141,415	7,873,240	9,014,655	(941,648)	1973	30 Years
Tanglewood (VA)	Manassas, VA	25,110,000	2,108,295	20,932,971	—	2,263,895	2,108,295	23,196,866	25,305,161	(7,671,699)	1987	30 Years
Terrace Trace	Tampa, FL	1,534,614	193,916	1,708,615	—	263,210	193,916	1,971,825	2,165,741	(348,617)	1985	30 Years
Three Chopt West	Richmond, VA (T)	8,882,073	432,957	8,256,577	—	495,750	432,957	8,752,327	9,185,283	(1,459,347)	1962	30 Years
Thymewood II	Miami, FL	—	219,661	1,936,463	—	166,547	219,661	2,103,010	2,322,671	(341,424)	1986	30 Years
Tierra Antigua	Albuquerque, NM	6,330,489	1,825,000	7,792,856	—	252,718	1,825,000	8,045,574	9,870,574	(870,271)	1985	30 Years
Timber Hollow	Chapel Hill, NC	—	800,000	11,219,537	—	1,032,692	800,000	12,252,229	13,052,229	(2,414,359)	1986	30 Years
Timbercreek	Toledo, OH	1,445,801	203,420	1,792,350	—	267,464	203,420	2,059,814	2,263,234	(339,649)	1987	30 Years
Timberwalk	Jacksonville, FL	—	1,988,000	13,204,219	—	869,787	1,988,000	14,074,005	16,062,005	(2,869,680)	1987	30 Years
Timberwood	Aurora, CO	—	1,518,600	14,587,786	—	1,334,272	1,518,600	15,922,058	17,440,658	(3,615,620)	1983	30 Years
Timberwood (GA)	Perry, GA	—	144,299	1,271,305	—	94,501	144,299	1,365,806	1,510,105	(233,024)	1985	30 Years
Toscana	Irvine, CA	—	39,410,000	50,806,072	—	1,963,386	39,410,000	52,769,458	92,179,458	(5,879,370)	1991/1993	30 Years
Town Center (TX)	Kingwood, TX	—	1,291,300	11,530,216	—	677,064	1,291,300	12,207,280	13,498,580	(3,088,456)	1994	30 Years
Town Center II (TX)	Kingwood, TX	—	1,375,000	14,169,656	—	92,683	1,375,000	14,262,339	15,637,339	(2,129,327)	1994	30 Years
Townhomes of Meadowbrook	Auburn Hills, MI	—	1,382,600	12,366,207	—	2,031,882	1,382,600	14,398,089	15,780,689	(3,311,501)	1988	30 Years
Townhouse Park	Richmond, VA (T)	7,513,063	384,176	9,599,803	—	1,833,117	384,176	11,432,921	11,817,097	(2,137,078)	1966	30 Years
Trails (CO), The	Aurora, CO	(Q)	1,217,900	8,877,205	—	2,982,727	1,217,900	11,859,932	13,077,832	(4,951,924)	1986	30 Years
Trails at Briar Forest	Houston, TX	12,872,732	2,380,000	24,911,561	—	1,192,701	2,380,000	26,104,262	28,484,262	(5,197,725)	1990	30 Years
Trails at Dominion Park	Houston, TX	7,723,516	2,531,800	35,699,589	—	2,910,713	2,531,800	38,610,302	41,142,102	(10,183,458)	1992	30 Years
Trailway Pond I	Burnsville, MN	4,909,210	479,284	4,312,144	—	403,791	479,284	4,715,934	5,195,218	(1,138,723)	1988	30 Years
Trailway Pond II	Burnsville, MN	11,354,755	1,107,288	9,961,409	—	644,136	1,107,288	10,605,545	11,712,833	(2,427,689)	1988	30 Years
Turf Club	Littleton, CO	(S)	2,107,300	15,478,040	—	1,934,901	2,107,300	17,412,941	19,520,241	(4,083,126)	1986	30 Years
Turkscap I	Brandon, FL	—	125,766	1,108,139	—	322,728	125,766	1,430,867	1,556,634	(295,788)	1977	30 Years
Turkscap III	Brandon, FL	729,035	135,850	1,196,987	—	258,285	135,850	1,455,272	1,591,122	(242,119)	1982	30 Years
Tyrone Gardens	Randolph, MA	—	4,953,000	5,799,572	—	679,815	4,953,000	6,479,387	11,432,387	(1,483,661)	1961/1965	30 Years
University Square I	Tampa, FL	—	197,457	1,739,807	—	234,450	197,457	1,974,257	2,171,714	(332,769)	1979	30 Years
Valencia Plantation	Orlando, FL	—	873,000	12,819,377	—	384,967	873,000	13,204,344	14,077,344	(2,495,796)	1990	30 Years
Valley Creek I	Woodbury, MN	12,815,000	1,626,715	14,634,831	—	1,504,662	1,626,715	16,139,493	17,766,209	(3,756,858)	1989	30 Years
Valley Creek II	Woodbury, MN	10,100,000	1,232,659	11,097,830	—	765,938	1,232,659	11,863,768	13,096,428	(2,663,664)	1990	30 Years
Valleybrook	Newnan, GA	1,414,495	254,490	2,242,463	—	108,741	254,490	2,351,204	2,605,694	(381,531)	1986	30 Years
Valleyfield (KY)	Lexington, KY	1,740,813	252,329	2,223,757	—	260,550	252,329	2,484,307	2,736,636	(440,253)	1985	30 Years
Valleyfield (PA)	Bridgeville, PA	—	274,317	2,417,029	—	307,998	274,317	2,725,026	2,999,343	(452,316)	1985	30 Years
Valleyfield I	Decatur, GA	1,514,792	252,413	2,224,134	—	218,107	252,413	2,442,241	2,694,654	(411,615)	1984	30 Years
Valleyfield II	Decatur, GA	—	258,320	2,276,084	—	146,094	258,320	2,422,178	2,680,498	(389,016)	1985	30 Years
Van Deene Manor	West Springfield, MA	(P)	744,491	4,976,771	—	96,506	744,491	5,073,277	5,817,768	(607,632)	1970	30 Years
Versailles	Woodland Hills, CA	—	12,650,000	33,654,342	—	3,740	12,650,000	33,658,082	46,308,082	(104,004)	1991	30 Years
Via Ventura	Scottsdale, AZ	—	1,486,600	13,382,006	—	6,335,430	1,486,600	19,717,436	21,204,036	(8,393,661)	1980	30 Years
Villa Encanto	Phoenix, AZ	(S)	2,884,447	22,197,363	—	1,704,496	2,884,447	23,901,859	26,786,306	(5,833,974)	1983	30 Years
Villa Solana	Laguna Hills, CA	—	1,665,100	14,985,678	—	2,989,444	1,665,100	17,975,121	19,640,221	(6,453,189)	1984	30 Years
Village at Bear Creek	Lakewood, CO	(R)	4,519,700	40,676,390	—	1,301,305	4,519,700	41,977,695	46,497,395	(9,802,762)	1987	30 Years
Village at Lakewood	Phoenix, AZ	(O)	3,166,411	13,859,090	—	1,023,827	3,166,411	14,882,916	18,049,327	(3,551,056)	1988	30 Years
Village Oaks	Austin, TX	—	1,186,000	10,663,736	—	1,161,415	1,186,000	11,825,151	13,011,151	(3,431,763)	1984	30 Years
Village of Newport	Kent, WA	—	416,300	3,756,582	—	492,654	416,300	4,249,236	4,665,536	(1,559,011)	1987	30 Years
Villas at Josey Ranch	Carrollton, TX	6,410,258	1,587,700	7,254,727	—	818,013	1,587,700	8,072,740	9,660,440	(1,844,235)	1986	30 Years
Viridian Lake	Fort Myers, FL	—	960,000	17,806,758	—	1,458,915	960,000	19,265,673	20,225,673	(3,904,845)	1991	30 Years
Vista Del Lago	Mission Viejo, CA	—	4,525,800	40,736,293	—	4,667,285	4,525,800	45,403,578	49,929,378	(16,066,869)	1986-88	30 Years
Vista Del Lago (TX)	Dallas, TX	—	3,552,000	20,108,469	—	326,945	3,552,000	20,435,415	23,987,415	(1,900,962)	1992	30 Years
Vista Grove	Mesa, AZ	—	1,341,796	12,157,045	—	441,042	1,341,796	12,598,088	13,939,884	(2,678,113)	1997 — 1998	30 Years
Walden Wood	Southfield, MI	—	834,700	7,513,690	—	2,148,370	834,700	9,662,061	10,496,761	(3,934,403)	1972	30 Years
Warwick Station	Westminster, CO	8,313,000	2,282,000	20,543,195	—	844,121	2,282,000	21,387,316	23,669,316	(5,137,396)	1986	30 Years
Waterbury (GA)	Athens, GA	—	147,450	1,299,195	—	62,190	147,450	1,361,385	1,508,835	(223,205)	1985	30 Years

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2003

Description			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/03					Life Used to Compute Depreciation in
Apartment Name	Location	Encumbrances	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction	Latest Income Statement (C)
Waterbury (IN)	Greenwood, IN	781,626	105,245	927,324	—	89,193	105,245	1,016,517	1,121,762	(182,911)	1984	30 Years
Waterbury (MI)	Westland, MI	—	331,739	2,922,589	—	282,527	331,739	3,205,115	3,536,854	(549,969)	1985	30 Years
Waterbury (OH)	Cincinnati, OH	—	193,167	1,701,834	—	284,798	193,167	1,986,632	2,179,799	(360,195)	1985	30 Years
Waterfield Square I	Stockton, CA	6,923,000	950,000	6,297,993	—	791,738	950,000	7,089,731	8,039,731	(799,951)	1984	30 Years
Waterfield Square II	Stockton, CA	6,595,000	845,000	5,811,080	—	700,016	845,000	6,511,096	7,356,096	(732,348)	1984	30 Years
Waterford (Jax)	Jacksonville, FL	—	3,024,000	23,662,293	—	1,311,729	3,024,000	24,974,021	27,998,021	(5,170,094)	1988	30 Years
Waterford (Jax) II	Jacksonville, FL	—	566,923	62,373	—	—	566,923	62,373	629,296	—	(F)	30 Years
Waterford at Deerwood	Jacksonville, FL	10,345,849	1,696,000	10,659,702	—	1,236,077	1,696,000	11,895,778	13,591,778	(2,522,798)	1985	30 Years
Waterford at Orange Park	Orange Park, FL	9,540,000	1,960,000	12,098,784	—	1,355,788	1,960,000	13,454,572	15,414,572	(3,276,019)	1986	30 Years
Waterford at the Lakes	Kent, WA	—	3,100,200	16,140,924	—	1,219,276	3,100,200	17,360,200	20,460,400	(4,527,302)	1990	30 Years
Waterford Village (Palm Beach)	Delray Beach, FL	—	1,888,000	15,358,635	—	1,959,339	1,888,000	17,317,974	19,205,974	(3,916,570)	1989	30 Years
Waterstone Place	Federal Way, WA	—	2,964,000	26,674,599	—	4,416,108	2,964,000	31,090,707	34,054,707	(12,205,406)	1990	30 Years
Webster Green	Needham, MA	6,187,573	1,418,893	9,485,006	—	206,987	1,418,893	9,691,993	11,110,885	(1,098,101)	1985	30 Years
Welleby Lake Club	Sunrise, FL	—	3,648,000	17,620,879	—	758,136	3,648,000	18,379,015	22,027,015	(3,650,445)	1991	30 Years
Wellington Hill	Manchester, NH	(M)	1,890,200	17,120,662	—	3,390,982	1,890,200	20,511,644	22,401,844	(7,516,096)	1987	30 Years
Wellsford Oaks	Tulsa, OK	—	1,310,500	11,794,290	—	857,700	1,310,500	12,651,989	13,962,489	(3,192,873)	1991	30 Years
Wentworth	Roseville, MI	—	217,502	1,916,232	—	281,143	217,502	2,197,375	2,414,877	(372,457)	1985	30 Years
West Of Eastland	Columbus, OH	1,906,620	234,544	2,066,675	—	357,042	234,544	2,423,717	2,658,260	(441,499)	1977	30 Years
Westbrooke Village	Manchester, MO	—	1,890,000	10,606,343	—	958,256	1,890,000	11,564,599	13,454,599	(2,108,431)	1984	30 Years
Westbrooke Village II	Manchester, MO	—	420,000	—	—	—	420,000	—	420,000	—	(F)	30 Years
Westridge	Tacoma, WA	—	3,501,900	31,506,082	—	2,538,045	3,501,900	34,044,127	37,546,027	(8,708,871)	1987/1991	30 Years
Westside Villas I	Los Angeles, CA	—	1,785,000	3,233,254	—	157,841	1,785,000	3,391,095	5,176,095	(394,139)	1999	30 Years
Westside Villas II	Los Angeles, CA	—	1,955,000	3,541,435	—	11,214	1,955,000	3,552,649	5,507,649	(407,762)	1999	30 Years
Westside Villas III	Los Angeles, CA	—	3,060,000	5,538,871	—	28,120	3,060,000	5,566,991	8,626,991	(642,083)	1999	30 Years
Westside Villas IV	Los Angeles, CA	—	3,060,000	5,539,390	—	11,124	3,060,000	5,550,515	8,610,515	(636,260)	1999	30 Years
Westside Villas V	Los Angeles, CA	—	5,100,000	9,224,485	—	29,547	5,100,000	9,254,032	14,354,032	(1,060,105)	1999	30 Years
Westside Villas VI	Los Angeles, CA	—	1,530,000	3,024,001	—	73,351	1,530,000	3,097,352	4,627,352	(328,207)	1989	30 Years
Westside Villas VII	Los Angeles, CA	—	4,505,000	10,758,900	—	26,912	4,505,000	10,785,811	15,290,811	(595,141)	2001	30 Years
Westway	Brunswick, GA	—	168,323	1,483,106	—	219,049	168,323	1,702,156	1,870,478	(303,524)	1984	30 Years
Westwood Glen	Westwood, MA	1,344,978	1,616,505	10,806,004	—	240,450	1,616,505	11,046,453	12,662,958	(1,280,878)	1972	30 Years
Westwood Pines	Tamarac, FL	—	1,528,600	13,739,616	—	959,703	1,528,600	14,699,319	16,227,919	(3,423,115)	1991	30 Years
Westwynd Apts	West Hartford, CT	—	308,543	2,062,548	—	177,601	308,543	2,240,148	2,548,692	(275,062)	1969	30 Years
Whispering Oaks	Walnut Creek, CA	—	2,170,800	19,539,586	—	2,269,117	2,170,800	21,808,703	23,979,503	(6,128,186)	1974	30 Years
Whispering Pines	Fr. Pierce, FL	—	384,000	621,367	—	230,255	384,000	851,622	1,235,622	(151,755)	1986	30 Years
Whispering Pines II	Fr. Pierce, FL	—	105,172	926,476	—	143,521	105,172	1,069,997	1,175,168	(191,922)	1986	30 Years
Whisperwood	Cordele, GA	—	84,240	742,374	—	189,325	84,240	931,698	1,015,939	(176,151)	1985	30 Years
White Bear Woods	White Bear Lake, MN	14,172,876	1,624,741	14,618,490	—	1,241,772	1,624,741	15,860,261	17,485,002	(3,550,011)	1989	30 Years
Wilcrest Woods	Savannah, GA	1,264,266	187,306	1,650,373	—	144,523	187,306	1,794,896	1,982,202	(302,783)	1986	30 Years
Wilde Lake	Richmond, VA	4,440,000	947,200	8,594,105	—	868,379	947,200	9,462,484	10,409,684	(2,638,845)	1989	30 Years
Wilkins Glen	Medfield, MA	1,676,372	538,483	3,599,646	—	257,753	538,483	3,857,399	4,395,882	(488,351)	1975	30 Years
Willow Brook (CA)	Pleasant Hill, CA	29,000,000	5,055,000	19,212,153	—	499,628	5,055,000	19,711,781	24,766,781	(1,924,670)	1985	30 Years
Willow Creek	Fresno, CA	5,112,000	275,000	5,045,091	—	341,634	275,000	5,386,725	5,661,725	(592,560)	1984	30 Years
Willow Creek I (GA)	Griffin, GA	—	145,769	1,298,973	—	119,792	145,769	1,418,765	1,564,534	(227,805)	1985	30 Years
Willow Lakes	Spartanburg, SC	1,922,871	200,990	1,770,937	—	227,743	200,990	1,998,681	2,199,670	(342,494)	1986	30 Years
Willow Run (GA)	Stone Mountain, GA	1,639,644	197,965	1,744,287	—	211,924	197,965	1,956,211	2,154,176	(360,394)	1983	30 Years
Willow Run (IN)	New Albany, IN	1,072,316	183,873	1,620,119	—	160,219	183,873	1,780,337	1,964,210	(307,175)	1984	30 Years
Willow Run (KY)	Madisonville, KY	1,068,934	141,016	1,242,352	—	158,180	141,016	1,400,531	1,541,547	(248,179)	1984	30 Years
Willow Trail	Norcross, GA	—	1,120,000	11,412,982	—	658,698	1,120,000	12,071,680	13,191,680	(2,402,706)	1985	30 Years
Willowick	Aurora, CO	—	506,900	4,157,878	—	454,683	506,900	4,612,562	5,119,462	(1,056,600)	1980	30 Years
Will-O-Wisp	Kinston, NC (T)	3,600,000	197,398	3,926,972	—	436,658	197,398	4,363,630	4,561,028	(788,888)	1970	30 Years
Willowood East II	Indianapolis, IN	—	104,918	924,590	—	150,549	104,918	1,075,139	1,180,057	(221,541)	1985	30 Years
Willowood I (Gro)	Grove City, OH	898,012	126,045	1,110,558	—	178,621	126,045	1,289,179	1,415,224	(218,533)	1984	30 Years
Willowood I (IN)	Columbus, OH	1,089,790	163,896	1,444,104	—	137,767	163,896	1,581,871	1,745,767	(262,795)	1983	30 Years
Willowood I (KY)	Frankfort, KY	961,328	138,822	1,223,176	—	193,445	138,822	1,416,621	1,555,444	(239,021)	1984	30 Years
Willowood I (Tro) (REIT)	Trotwood, OH	819,523	84,566	761,091	—	—	84,566	761,091	845,657	—	1985	30 Years
Willowood I (Woo)	Wooster, OH	—	117,254	1,033,137	—	138,027	117,254	1,171,164	1,288,418	(197,206)	1984	30 Years
Willowood II (Gro)	Grove City, OH	523,452	70,924	624,814	—	108,479	70,924	733,294	804,217	(125,385)	1985	30 Years
Willowood II (IN)	Columbus, OH	1,097,941	161,306	1,421,284	—	126,274	161,306	1,547,558	1,708,864	(262,126)	1986	30 Years
Willowood II (KY)	Frankfort, KY	—	120,375	1,060,639	—	117,577	120,375	1,178,216	1,298,592	(193,992)	1985	30 Years
Willowood II (Tro)	Trotwood, OH	—	142,623	1,256,667	—	146,251	142,623	1,402,919	1,545,542	(245,525)	1987	30 Years
Willowood II (Woo)	Wooster, OH	823,533	103,199	909,398	—	159,088	103,199	1,068,486	1,171,685	(199,002)	1986	30 Years
Willows I (OH), The	Columbus, OH	—	76,283	672,340	—	101,305	76,283	773,645	849,928	(147,135)	1987	30 Years
Willows II (OH), The	Columbus, OH	—	96,679	851,845	—	80,858	96,679	932,703	1,029,382	(162,305)	1981	30 Years
Willows III (OH), The	Columbus, OH	839,800	129,221	1,137,783	—	112,157	129,221	1,249,941	1,379,162	(211,749)	1987	30 Years
Wimberly	Dallas, TX	—	2,232,000	27,685,923	—	860,822	2,232,000	28,546,745	30,778,745	(5,395,683)	1996	30 Years
Wimbledon Oaks	Arlington, TX	7,058,889	1,491,700	8,843,716	—	906,244	1,491,700	9,749,960	11,241,660	(2,203,572)	1985	30 Years
Winchester Park	Riverside, RI	—	2,822,618	18,868,626	—	1,689,373	2,822,618	20,557,999	23,380,617	(2,724,575)	1972	30 Years
Winchester Wood	Riverside, RI	2,155,144	683,215	4,567,154	—	115,194	683,215	4,682,348	5,365,564	(537,355)	1989	30 Years
Windemere	Mesa, AZ	—	949,300	8,659,280	—	1,280,197	949,300	9,939,477	10,888,777	(2,806,030)	1986	30 Years
Windmont	Atlanta, GA	—	3,204,000	7,128,448	—	360,810	3,204,000	7,489,258	10,693,258	(1,160,639)	1988	30 Years
Windridge (CA)	Laguna Niguel, CA	(I)	2,662,900	23,985,497	—	2,155,552	2,662,900	26,141,049	28,803,949	(8,650,892)	1989	30 Years
Windwood I (FL)	Palm Bay, FL	—	113,913	1,003,498	—	216,185	113,913	1,219,684	1,333,596	(242,206)	1988	30 Years
Windwood II (FL)	Palm Bay, FL	190,000	118,915	1,047,598	—	304,477	118,915	1,352,075	1,470,990	(273,761)	1987	30 Years

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2003

Description			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/03					Life Used to Compute Depreciation in
Apartment Name	Location	Encumbrances	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation	Date of Construction	Latest Income Statement (C)
Wingwood (Orl)	Orlando, FL	1,389,506	236,884	2,086,402	—	790,651	236,884	2,877,053	3,113,937	(486,664)	1980	30 Years
Winter Woods I (FL)	Winter Garden, FL	—	144,921	1,276,965	—	259,394	144,921	1,536,359	1,681,280	(274,289)	1985	30 Years
Winter Woods II (FL) (REIT)	Winter Garden, FL	801,946	95,404	858,637	—	11,174	95,404	869,811	965,215	(13,633)	1986	30 Years
Winterwood	Charlotte, NC	—	1,722,000	15,501,142	—	2,871,679	1,722,000	18,372,820	20,094,820	(7,093,969)	1986	30 Years
Winthrop Court (KY)	Frankfort, KY	1,395,104	184,709	1,627,191	—	265,927	184,709	1,893,118	2,077,827	(325,666)	1985	30 Years
Winthrop Court II (OH)	Columbus, OH	722,000	102,381	896,576	—	111,028	102,381	1,007,604	1,109,985	(171,486)	1986	30 Years
Wood Creek (CA)	Pleasant Hill, CA	—	9,729,900	23,009,768	—	1,221,431	9,729,900	24,231,199	33,961,099	(5,718,995)	1987	30 Years
Woodbine (Cuy)	Cuyahoga Falls, OH	—	185,868	1,637,701	—	119,869	185,868	1,757,569	1,943,437	(282,353)	1982	30 Years
Woodbridge	Cary, GA	4,422,497	737,400	6,636,870	—	584,146	737,400	7,221,016	7,958,416	(2,174,904)	1993-95	30 Years
Woodbridge (CT)	Newington, CT	(P)	498,377	3,331,548	—	108,850	498,377	3,440,398	3,938,775	(412,430)	1968	30 Years
Woodbridge II	Cary, GA	—	1,244,600	11,243,364	—	640,211	1,244,600	11,883,575	13,128,175	(3,359,251)	1993-95	30 Years
Woodcliff I	Lilburn, GA	—	276,659	2,437,667	—	270,033	276,659	2,707,701	2,984,360	(450,839)	1984	30 Years
Woodcliff II	Lilburn, GA	1,594,517	266,449	2,347,769	—	166,585	266,449	2,514,355	2,780,804	(402,558)	1986	30 Years
Woodcreek	Beaverton, OR	—	1,755,800	15,816,455	—	2,820,282	1,755,800	18,636,737	20,392,537	(7,232,864)	1982-84	30 Years
Woodcrest I	Warner Robins, GA	—	115,739	1,028,353	—	123,714	115,739	1,152,067	1,267,805	(192,048)	1984	30 Years
Woodlake (WA)	Kirkland, WA	(R)	6,631,400	16,735,484	—	1,047,419	6,631,400	17,782,903	24,414,303	(3,767,762)	1984	30 Years
Woodland Hills	Decatur, GA	—	1,224,600	11,010,681	—	1,667,330	1,224,600	12,678,010	13,902,610	(3,769,875)	1985	30 Years
Woodland Meadows	Ann Arbor, MI	(S)	2,006,000	18,049,552	—	1,423,604	2,006,000	19,473,156	21,479,156	(4,608,996)	1987-1989	30 Years
Woodlands I (Col)	Columbus, OH	1,689,392	231,996	2,044,233	—	311,120	231,996	2,355,353	2,587,349	(401,621)	1983	30 Years
Woodlands I (PA)	Zelienople, PA	986,507	163,192	1,437,897	—	151,320	163,192	1,589,216	1,752,408	(266,741)	1983	30 Years
Woodlands I (Str)	Streetsboro, OH	246,222	197,378	1,739,112	—	207,713	197,378	1,946,825	2,144,203	(343,705)	1984	30 Years
Woodlands II (Col)	Columbus, OH	1,464,859	192,633	1,697,310	—	245,339	192,633	1,942,649	2,135,282	(332,061)	1984	30 Years
Woodlands II (PA)	Zelienople, PA	—	192,972	1,700,297	—	135,399	192,972	1,835,696	2,028,668	(298,101)	1987	30 Years
Woodlands II (Str)	Streetsboro, OH	1,506,406	183,996	1,621,205	—	192,069	183,996	1,813,274	1,997,270	(318,622)	1985	30 Years
Woodlands III (Col)	Columbus, OH	—	230,536	2,031,249	—	374,057	230,536	2,405,305	2,635,841	(419,531)	1987	30 Years
Woodlands of Brookfield	Brookfield, WI	(N)	1,484,600	13,961,081	—	901,813	1,484,600	14,862,894	16,347,494	(3,118,400)	1990	30 Years
Woodlands of Minnetonka	Minnetonka, MN	—	2,394,500	13,543,076	—	1,201,500	2,394,500	14,744,576	17,139,076	(3,471,349)	1988	30 Years
Woodleaf	Campbell, CA	(R)	8,550,600	16,988,183	—	626,793	8,550,600	17,614,976	26,165,576	(3,487,648)	1984	30 Years
Woodmoor	Austin, TX	—	653,800	5,875,968	—	2,018,635	653,800	7,894,603	8,548,403	(3,194,282)	1981	30 Years
Woodridge (CO)	Aurora, CO	—	2,780,700	7,576,972	—	1,047,568	2,780,700	8,624,540	11,405,240	(1,946,602)	1980-82	30 Years
Woodridge (MN)	Eagan, MN	7,375,018	1,602,300	10,449,579	—	924,058	1,602,300	11,373,638	12,975,938	(2,559,675)	1986	30 Years
Woodridge II (CO)	Aurora, CO	—	—	4,148,517	—	542,029	—	4,690,546	4,690,546	(1,066,732)	1980-82	30 Years
Woodridge III (CO)	Aurora, CO	—	—	9,130,764	—	1,195,613	—	10,326,377	10,326,377	(2,349,211)	1980-82	30 Years
Woods of Elm Creek	San Antonio, TX	—	590,000	5,310,328	—	750,840	590,000	6,061,168	6,651,168	(1,694,894)	1983	30 Years
Woods of North Bend	Raleigh, NC	(S)	1,039,500	9,305,319	—	1,663,425	1,039,500	10,968,744	12,008,244	(3,928,153)	1983	30 Years
Woodscape	Raleigh, NC	—	957,300	8,607,940	—	817,176	957,300	9,425,116	10,382,416	(2,739,334)	1979	30 Years
Woodside	Lorton, VA	—	1,326,000	12,510,903	—	969,332	1,326,000	13,480,235	14,806,235	(4,609,312)	1987	30 Years
Woodtrail	Newnan, GA	—	250,895	2,210,658	—	200,905	250,895	2,411,563	2,662,458	(388,636)	1984	30 Years
Woodvalley	Anniston, AL	1,343,079	190,188	1,675,765	—	135,899	190,188	1,811,664	2,001,852	(303,441)	1986	30 Years
Wyndridge 2	Memphis, TN	14,135,000	1,488,000	13,607,636	—	1,666,861	1,488,000	15,274,497	16,762,497	(4,079,342)	1988	30 Years
Wyndridge 3	Memphis, TN	10,855,000	1,502,500	13,531,741	—	917,667	1,502,500	14,449,408	15,951,908	(3,740,550)	1988	30 Years
Yarmouth Woods	Yarmouth, ME	—	692,800	6,096,155	—	509,500	692,800	6,605,655	7,298,455	(1,547,142)	1971/1978	30 Years
Yorktowne at Olde Mill	Millersville, MD	—	216,000	2,674,121	—	4,491,376	216,000	7,165,497	7,381,497	(5,650,992)	1974	30 Years
Management Business	Chicago, IL	—	—	—	—	30,182,866	—	30,182,866	30,182,866	(16,592,741)	(D)
Operating Partnership	Chicago, IL (H)	43,792	—	9,156	—	—	—	9,156	9,156	—	(F)
Total Investment in Real Estate		$1,834,621,384	$1,853,093,564	$10,182,887,577	$—	$838,397,934	$1,853,093,564	$11,021,285,511	$12,874,379,075	$(2,296,013,441)

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2003

NOTES:

(A)      The balance of furniture & fixtures included in the total investment in real estate amount was $602,647,035.02 as of December 31, 2003.

(B)        The aggregate cost for Federal Income Tax purposes as of December 31, 2003 was approximately $8.45 billion.

(C)        The life to compute depreciation for furniture & fixtures is 5 years.

(D)       This asset consists of various acquisition dates and largely represents furniture, fixtures and equipment owned by the Management Business.

(E)         Improvements are net of write-off of fully depreciated assets which are no longer in service.

(F)         Represents land and/or miscellaneous improvements held for future development.

(G)        A portion or all of these properties includes commercial space (retail, parking and/or office space).

(H)       The mortgage debt is the balance for a property that was sold, which balance was not collateralized by the property.  The amount was transferred to ERPOP.

(I)            These three properties are pledged as additional collateral in connection with a tax-exempt bond financing.

(J)           These three properties are pledged as additional collateral in connection with a tax-exempt bond financing.

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

Encumbrances Reconciliation

December 31, 2003

Entity Encumbrances	Number of Properties Encumbered By	See Properties With Note:	Amount

EQR Arbors Financing LP	2	(K)	$13,265,000
EQR Breton Hammocks Financing LP	1	(L)	15,211,947
EQR-Bond Partnership	13	(M)	192,994,000
EQR Flatlands LLC	5	(N)	50,000,000
EWR, LP	5	(O)	45,258,236
GPT-Windsor, LLC	16*	(P)	63,000,000
EQR-Codelle, LP	10	(Q)	120,163,327
EQR-Conner, LP	14	(R)	210,267,676
EQR-FANCAP 2000A LP	11	(S)	148,333,000
GC Southeast Partners LP (SEP)	11	(T)	700,000
Entity Encumbrances			859,193,186
Individual Property Encumbrances			1,834,621,384

Total Encumbrances per Financial Statements			$2,693,814,571

*  Collateral also includes $3.1 million invested in U.S. Treasury Securities which is included in Deposits - Restricted in the accompanying consolidated balance sheets at December 21, 2003.

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

(Amounts in thousands)

The changes in total real estate for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

Balance, beginning of year	$13,046,263	$13,019,841	$12,650,028
Acquisitions and development	800,143	528,302	753,648
Improvements	184,876	164,077	157,847
Write-off of fully depreciated assets which are no longer in service	(31,590)	—	(149)
Dispositions and other	(1,125,313)	(665,957)	(541,533)
Balance, end of year	$12,874,379	$13,046,263	$13,019,841

The changes in accumulated depreciation for the years ended December 31, 2003, 2002, and 2001 are as follows:

	2003	2002	2001

Balance, beginning of year	$2,112,017	$1,719,131	$1,359,089
Depreciation	470,908	471,295	457,071
Write-off of fully depreciated assets which are no longer in service	(31,590)	—	(149)
Dispositions and other	(255,322)	(78,409)	(96,880)
Balance, end of year	$2,296,013	$2,112,017	$1,719,131

EXHIBIT INDEX

Exhibit	Document

10.2	Master Amendment to Other Securities Term Sheets and Joinders to Operating Partnership Agreement of ERP Operating Limited Partnership dated December 19, 2003.

10.3	Assignment and Assumption Agreement between the Company and ERP Operating Limited Partnership dated December 19, 2003.

10.13	First Amendment to the Equity Residential Advantage Retirement Savings Plan, effective December 2002.

10.14	Second Amendment to the Equity Residential Advantage Retirement Savings Plan, effective December 2002.

10.15	Third Amendment to the Equity Residential Advantage Retirement Savings Plan, effective May 2003.

10.18	Form of Indemnification Agreement between the Company and each trustee and executive officer.

12	Computation of Ratio of Earnings to Combined Fixed Charges.

21	List of Subsidiaries of Equity Residential.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney for John W. Alexander dated March 3, 2004.
24.2	Power of Attorney for Stephen O. Evans dated March 5, 2004.
24.3	Power of Attorney for Charles L. Atwood dated March 8, 2004.
24.4	Power of Attorney for Desiree G. Rogers dated March 9, 2004.
24.5	Power of Attorney for B. Joseph White dated March 3, 2004.
24.6	Power of Attorney for Sheli Z. Rosenberg dated March 5, 2004.
24.7	Power of Attorney for James D. Harper, Jr. dated March 4, 2004.
24.8	Power of Attorney for Boone A. Knox dated March 3, 2004.
24.9	Power of Attorney for Michael N. Thompson dated March 5, 2004.
24.10	Power of Attorney for Samuel Zell dated March 2, 2004.
24.11	Power of Attorney for Gerald A. Spector dated March 2, 2004.

31.1	Certification of Bruce W. Duncan, Chief Executive Officer.
31.2	Certification of David J. Neithercut, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Bruce W. Duncan, Chief Executive Officer of the Company.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Financial Officer of the Company.