Form 10-Q
period 2004-06-30
EQUITY RESIDENTIAL
filed 2004-08-06
CIK 906107

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2004

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

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on June 30, 2004 was 280,675,819.

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)
(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Investment in real estate
Land	$2,102,954	$1,845,547
Depreciable property	12,076,194	11,018,326
Construction in progress (including land)	327,701	10,506
Investment in real estate	14,506,849	12,874,379
Accumulated depreciation	(2,424,665)	(2,296,013)
Investment in real estate, net	12,082,184	10,578,366

Cash and cash equivalents	143,252	49,579
Investments in unconsolidated entities	12,409	473,977
Rents receivable	2,002	426
Deposits – restricted	84,988	133,752
Escrow deposits – mortgage	41,839	41,104
Deferred financing costs, net	32,864	31,135
Goodwill, net	30,000	30,000
Other assets	121,257	128,554
Total assets	$12,550,795	$11,466,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$3,384,916	$2,693,815
Notes, net	2,577,108	2,656,674
Line of credit	415,000	10,000
Accounts payable and accrued expenses	96,432	55,463
Accrued interest payable	63,370	60,334
Rents received in advance and other liabilities	203,991	189,372
Security deposits	47,620	44,670
Distributions payable	141,314	140,195
Total liabilities	6,929,751	5,850,523

Commitments and contingencies
Minority Interests:
Operating Partnership	325,096	342,809
Preference Interests	246,000	246,000
Junior Preference Units	184	2,217
Partially Owned Properties	12,841	9,903
Total Minority Interests	584,121	600,929

Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 5,428,737 shares issued and outstanding as of June 30, 2004 and 5,496,518 shares issued and outstanding as of December 31, 2003	669,218	670,913
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 280,675,819 shares issued and outstanding as of June 30, 2004 and 277,643,885 shares issued and outstanding as of December 31, 2003	2,807	2,776
Paid in capital	5,003,289	4,956,712
Deferred compensation	(1,716)	(3,554)
Distributions in excess of accumulated earnings	(623,647)	(588,005)
Accumulated other comprehensive loss	(13,028)	(23,401)
Total shareholders’ equity	5,036,923	5,015,441
Total liabilities and shareholders’ equity	$12,550,795	$11,466,893

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2004	2003	2004	2003
REVENUES
Rental income	$939,158	$865,045	$485,062	$434,733
Fee and asset management	6,541	7,878	3,534	5,390

Total revenues	945,699	872,923	488,596	440,123

EXPENSES
Property and maintenance	258,559	234,007	134,203	117,232
Real estate taxes and insurance	105,906	93,310	54,144	46,151
Property management	37,441	32,194	20,155	16,343
Fee and asset management	4,274	3,607	2,279	1,837
Depreciation	238,266	210,377	123,981	105,926
General and administrative	23,036	20,146	13,048	8,970
Impairment on technology investments	—	581	—	290

Total expenses	667,482	594,222	347,810	296,749

Operating income	278,217	278,701	140,786	143,374

Interest and other income	5,012	7,121	2,906	3,784
Interest:
Expense incurred, net	(166,338)	(162,380)	(86,527)	(83,227)
Amortization of deferred financing costs	(3,127)	(2,897)	(1,727)	(1,579)

Income before allocation to Minority Interests, loss from investments in unconsolidated entities, net gain on sales of unconsolidated entities and discontinued operations	113,764	120,545	55,438	62,352
Allocation to Minority Interests:
Operating Partnership	(15,738)	(18,281)	(8,098)	(9,171)
Partially Owned Properties	296	(243)	443	(128)
Loss from investments in unconsolidated entities	(7,797)	(1,744)	(391)	(1,851)
Net gain on sales of unconsolidated entities	4,405	4,675	1,971	3,463
Income from continuing operations	94,930	104,952	49,363	54,665
Net gain on sales of discontinued operations	149,259	140,992	77,760	70,320
Discontinued operations, net	166	25,794	167	11,406
Net income	244,355	271,738	127,290	136,391
Preferred distributions	(37,493)	(48,417)	(18,737)	(24,237)
Net income available to Common Shares	$206,862	$223,321	$108,553	$112,154

Earnings per share – basic:
Income from continuing operations available to Common Shares	$0.24	$0.25	$0.13	$0.13
Net income available to Common Shares	$0.74	$0.82	$0.39	$0.41
Weighted average Common Shares outstanding	278,224	271,031	278,949	271,380

Earnings per share – diluted:
Income from continuing operations available to Common Shares	$0.24	$0.25	$0.13	$0.13
Net income available to Common Shares	$0.74	$0.82	$0.39	$0.41
Weighted average Common Shares outstanding	302,017	295,269	302,201	296,084
Distributions declared per Common Share outstanding	$0.865	$0.865	$0.4325	$0.4325

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Amounts in thousands except per share data)
(Unaudited)

Comprehensive income:
Net income	$244,355	$271,738	$127,290	$136,391
Other comprehensive income – derivative and other instruments:
Unrealized holding gains arising during the period	5,736	1,879	15,890	1,742
Equity in unrealized holding gains arising during the period – unconsolidated entities	3,667	2,759	—	1,565
Losses reclassified into earnings from other comprehensive income	970	701	488	471
Comprehensive income	$254,728	$277,077	$143,668	$140,169

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$244,355	$271,738
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests:
Operating Partnership	15,738	18,281
Partially Owned Properties	(296)	243
Depreciation	241,761	237,392
Amortization of deferred financing costs	3,352	3,110
Amortization of discounts and premiums on debt	(367)	(451)
Amortization of deferred settlements on derivative instruments	590	104
Impairment on technology investments	—	581
Loss from investments in unconsolidated entities	7,797	1,744
Net (gain) on sales of discontinued operations	(149,259)	(140,992)
Net (gain) on sales of unconsolidated entities	(4,405)	(4,675)
Loss on debt extinguishments	108	380
Unrealized loss (gain) on derivative instruments	73	(83)
Compensation paid with Company Common Shares	8,741	8,082

Changes in assets and liabilities:
(Increase) decrease in rents receivable	(949)	512
(Increase) in deposits – restricted	(1,548)	(404)
(Increase) in other assets	(6,900)	(21,912)
Increase in accounts payable and accrued expenses	11,883	7,420
Increase in accrued interest payable	1,075	1,238
(Decrease) in rents received in advance and other liabilities	(7,702)	(11,277)
Increase (decrease) in security deposits	943	(686)
Net cash provided by operating activities	364,990	370,345

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(398,084)	(243,004)
Investment in real estate – development/other	(36,458)	(4,676)
Improvements to real estate	(89,289)	(76,821)
Additions to non-real estate property	(2,234)	(1,552)
Interest capitalized for real estate under development	(4,568)	—
Interest capitalized for unconsolidated entities under development	(2,282)	(10,923)
Proceeds from disposition of real estate, net	506,614	473,186
Proceeds from disposition of unconsolidated entities	7,451	8,595
Investments in unconsolidated entities	(406,297)	(5,671)
Distributions from unconsolidated entities	23,416	14,557
Decrease (increase) in deposits on real estate acquisitions, net	51,432	(139,261)
Decrease in mortgage deposits	3,045	5,848
Consolidation of previously Unconsolidated Properties:
Via acquisition (net of cash acquired)	(49,178)	(697)
Via FIN 46 (cash consolidated)	3,628	—
Acquisition of Minority Interests – Partially Owned Properties	(72)	—
Other investing activities, net	(940)	(45,912)
Net cash (used for) investing activities	(393,816)	(26,331)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(3,651)	$(3,616)
Mortgage notes payable:
Proceeds	264,495	48,680
Lump sum payoffs	(168,911)	(161,914)
Scheduled principal repayments	(12,425)	(16,187)
Prepayment premiums/fees	(445)	(472)
Notes, net:
Proceeds	298,629	398,816
Lump sum payoffs	(375,000)	—
Scheduled principal repayments	—	(195)
Line of credit:
Proceeds	1,067,000	172,000
Repayments	(662,000)	(312,000)
(Payments on) settlement of derivative instruments	(3,837)	(12,999)
Proceeds from sale of Common Shares	5,017	4,247
Proceeds from exercise of options	25,679	13,626
Proceeds from sale of Preferred Shares	—	150,000
Redemption of Preferred Shares	—	(100,000)
Payment of offering costs	(24)	(5,099)
Distributions:
Common Shares	(240,894)	(235,081)
Preferred Shares	(27,354)	(37,861)
Preference Interests	(10,106)	(10,106)
Junior Preference Units	(113)	(162)
Minority Interests – Operating Partnership	(18,499)	(19,270)
Minority Interests – Partially Owned Properties	(15,062)	(2,458)
Net cash provided by (used for) financing activities	122,499	(130,051)
Net increase in cash and cash equivalents	93,673	213,963
Cash and cash equivalents, beginning of period	49,579	29,875
Cash and cash equivalents, end of period	$143,252	$243,838

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$171,912	$175,009

Real estate acquisitions/dispositions:
Mortgage loans assumed	$50,942	$34,968

Valuation of OP Units issued	$—	$105

Mortgage loans (assumed) by purchaser	$(1,338)	$(9,075)

Consolidation of previously Unconsolidated Properties – Via acquisition:
Investment in real estate	$(958,606)	$(33,061)

Mortgage loans assumed	$273,467	$26,500

Valuation of OP Units issued	$—	$4,231

Minority Interests – Partially Owned Properties	$432	$—

Investments in unconsolidated entities	$608,333	$1,107

Net other (assets) liabilities recorded	$27,196	$526

Consolidation of previously Unconsolidated Properties – Via FIN 46:
Investment in real estate	$(548,342)	$—

Mortgage loans consolidated	$294,722	$—

Minority Interests – Partially Owned Properties	$3,074	$—

Investments in unconsolidated entities	$234,984	$—

Net other (assets) liabilities recorded	$19,190	$—

See accompanying notes

EQUITY RESIDENTIAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.             Business

Equity Residential (“EQR”), formed in March 1993, is a fully integrated real estate company engaged in the acquisition, development, ownership, management and operation of multifamily properties.  EQR has elected to be taxed as a real estate investment trust (“REIT”).

EQR is the general partner of, and as of June 30, 2004 owned an approximate 93.1% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”). The Operating Partnership is, directly or indirectly, a partner, member or shareholder of numerous partnerships, limited liability companies and corporations which have been established primarily to own fee simple title to multifamily properties or to conduct property management activities and other businesses related to the ownership and operation of multifamily residential real estate.  References to the “Company” include EQR, the Operating Partnership and each of the partnerships, limited liability companies and corporations controlled by the Operating Partnership and/or EQR.

As of June 30, 2004, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 951 properties in 34 states consisting of 203,012 units.  The ownership breakdown includes:

	Properties	Units
Wholly Owned Properties	851	178,836
Partially Owned Properties (Consolidated)	41	7,800
Unconsolidated Properties	59	16,376
	951	203,012

2.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation.  Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

The Company has chosen to use the “Prospective Method” which requires the Company to apply the recognition provisions of SFAS No. 123 to only employee awards granted or modified after the beginning of the fiscal year in which the recognition provisions are first applied, or January 1, 2003.  Compensation expense under all of the Company’s plans is generally recognized over periods ranging from three months to five years.  Therefore, the cost related to stock-based employee compensation included in the determination of net income for both the six months and quarters ended June 30, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period presented:

	Six Months Ended June 30,		Quarter Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands except per share amounts)

Net income available to Common Shares – as reported	$206,862	$223,321	$108,553	$112,154
Add: Stock-based employee compensation expense included in reported net income:
Restricted/performance shares	6,256	5,246	3,374	2,912
Share options (1)	1,547	2,014	758	307
ESPP discount	938	805	274	315
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards:
Restricted/performance shares	(6,256)	(5,246)	(3,374)	(2,912)
Share options (1)	(3,006)	(4,165)	(1,448)	(1,266)
ESPP discount	(938)	(805)	(274)	(315)
Net income available to Common Shares – pro forma	$205,403	$221,170	$107,863	$111,195
Earnings per share:
Basic – as reported	$0.74	$0.82	$0.39	$0.41
Basic – pro forma	$0.74	$0.82	$0.39	$0.41

Diluted – as reported	$0.74	$0.82	$0.39	$0.41
Diluted – pro forma	$0.73	$0.81	$0.38	$0.41

(1)       Share options for the six months ended June 30, 2003 included $1.4 million of expense recognition related to options granted in the first quarter of 2003 to the Company’s former chief executive officer.  These options vested immediately upon grant.

Other

The Company adopted FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, as required, effective March 31, 2004. The adoption required the consolidation of all previously unconsolidated development projects. FIN No. 46 requires the Company to consolidate the assets, liabilities and results of operations of the activities of a variable interest entity, which for the Company includes only its development partnerships, if the Company is entitled to receive a majority of the entity’s residual returns or is subject to a majority of the risk of loss from such entity’s activities.  As of the original formation of the respective joint ventures, the Company is considered to be the primary beneficiary and the fair value of the assets, liabilities and non-controlling interests of these development projects approximates carryover basis.  Due to the March 31, 2004 effective date, the Company has only consolidated the results of operations beginning April 1, 2004.  The adoption of FIN No. 46 did not have any effect on net income as the aggregate results of operations of these development properties were previously included in income (loss) from investments in unconsolidated entities.  See Note 4 for additional discussion.

The Company generally contributes between 25% and 35% of the project cost of the joint venture projects under development (constituting 100% of the equity), with the remaining cost financed through third-party construction mortgages.  Voting rights are shared equally between the Company and its respective development partners and accordingly, these projects were accounted for under the equity method prior to the adoption of FIN No. 46.

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

With regards to the aforementioned disclosure provisions, the Company is presently the controlling partner in various consolidated partnerships consisting of 41 properties and 7,800 units having a minority interest book value of $12.8 million at June 30, 2004.  Certain of these partnerships contain provisions that require the partnerships to be liquidated through the sales of their assets upon reaching a date specified in each respective partnership agreement.  The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute proceeds of liquidation to the Minority Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of its assets warrant a distribution based on the partnership agreements.  As of June 30, 2004, the Company estimates the value of Minority Interest distributions would have been approximately $108 million (“Settlement Value”) had the partnerships been liquidated.  This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on June 30, 2004 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Minority Interests in the Company’s Partially Owned Properties is subject to change.  To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Minority Interests in Partially Owned Properties.

3.             Shareholders’ Equity and Minority Interests

The following table presents the changes in the Company’s issued and outstanding Common Shares for the six months ended June 30, 2004:

2004

Common Shares outstanding at January 1,	277,643,885

Common Shares Issued:
Conversion of Series E Preferred Shares	74,425
Conversion of Series H Preferred Shares	1,293
Employee Share Purchase Plan	204,051
Exercise of options	1,116,960
Restricted share grants, net	535,919
Conversion of OP Units	1,099,485
Other	(199)

Common Shares outstanding at June 30,	280,675,819

The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest are collectively referred to as the “Minority Interests – Operating Partnership”.  The Minority Interests – Operating Partnership held 20,891,224 units of limited partnership interest (“OP Units”), representing a 6.9% interest in the Operating Partnership, at June 30, 2004.  Assuming conversion of all OP Units into Common Shares, total Common Shares outstanding at June 30, 2004 would have been 301,567,043.  Subject to applicable securities law restrictions, the Minority Interests – Operating Partnership may exchange their OP Units for EQR Common Shares on a one-for-one basis.

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

The following table presents the Company’s issued and outstanding Preferred Shares as of June 30, 2004 and December 31, 2003:

	Annual Dividend Rate per Share (1)
		Amounts in thousands
		June 30, 2004	December 31, 2003
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:

9 1/8% Series B Cumulative Redeemable Preferred; liquidation value $250 per share; 500,000 shares issued and outstanding at June 30, 2004 and December 31, 2003	$22.81252	$125,000	$125,000

9 1/8% Series C Cumulative Redeemable Preferred; liquidation value $250 per share; 460,000 shares issued and outstanding at June 30, 2004 and December 31, 2003	$22.81252	115,000	115,000

8.60% Series D Cumulative Redeemable Preferred; liquidation value $250 per share; 700,000 shares issued and outstanding at June 30, 2004 and December 31, 2003	$21.50	175,000	175,000

7.00% Series E Cumulative Convertible Preferred; liquidation value $25 per share; 2,125,603 and 2,192,490 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	$1.75	53,140	54,812

7.00% Series H Cumulative Convertible Preferred; liquidation value $25 per share; 43,134 and 44,028 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	$1.75	1,078	1,101

8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at June 30, 2004 and December 31, 2003	$4.145	50,000	50,000

6.48% Series N Cumulative Redeemable Preferred; liquidation value $250 per share; 600,000 shares issued and outstanding at June 30, 2004 and December 31, 2003	$16.20	150,000	150,000

		$669,218	$670,913

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

The following table presents the issued and outstanding Preference Interests as of June 30, 2004 and December 31, 2003:

	Annual Dividend Rate per Unit (1)
		Amounts in thousands
		June 30, 2004	December 31, 2003
Preference Interests:

8.00% Series A Cumulative Redeemable Preference Interests; liquidation value $50 per unit; 800,000 units issued and outstanding at June 30, 2004 and December 31, 2003	$4.00	$40,000	$40,000

8.50% Series B Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,100,000 units issued and outstanding at June 30, 2004 and December 31, 2003	$4.25	55,000	55,000

8.50% Series C Cumulative Redeemable Preference Units; liquidation value $50 per unit; 220,000 units issued and outstanding at June 30, 2004 and December 31, 2003	$4.25	11,000	11,000

8.375% Series D Cumulative Redeemable Preference Units; liquidation value $50 per unit; 420,000 units issued and outstanding at June 30, 2004 and December 31, 2003	$4.1875	21,000	21,000

8.50% Series E Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at June 30, 2004 and December 31, 2003	$4.25	50,000	50,000

8.375% Series F Cumulative Redeemable Preference Units; liquidation value $50 per unit; 180,000 units issued and outstanding at June 30, 2004 and December 31, 2003	$4.1875	9,000	9,000

7.875% Series G Cumulative Redeemable Preference Units; liquidation value $50 per unit; 510,000 units issued and outstanding at June 30, 2004 and December 31, 2003	$3.9375	25,500	25,500

7.625% Series H Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 190,000 units issued and outstanding at June 30, 2004 and December 31, 2003	$3.8125	9,500	9,500

7.625% Series I Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 270,000 units issued and outstanding at June 30, 2004 and December 31, 2003	$3.8125	13,500	13,500

7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 230,000 units issued and outstanding at June 30, 2004 and December 31, 2003	$3.8125	11,500	11,500
		$246,000	$246,000

(1)          Dividends on all series of Preference Interests are payable quarterly on March 25th, June 25th, September 25th, and December 25th of each year.

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of June 30, 2004 and December 31, 2003:

	Annual Dividend Rate per Unit (1)
		Amounts in thousands
		June 30, 2004	December 31, 2003
Junior Preference Units:

Series A Junior Convertible Preference Units; liquidation value $100 per unit; 0 and 20,333 units issued and outstanding at June 30, 2004 and December 31, 2003, respectively	(2)	$—	$2,033

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at June 30, 2004 and December 31, 2003	$2.00	184	184
		$184	$2,217

(1)          Dividends on the Junior Preference Units are payable quarterly at various pay dates.

(2)          On June 29, 2004, 20,333 Series A Junior Preference Units issued on June 29, 1999 automatically converted to 82,977 OP Units.

4.             Real Estate

During the six months ended June 30, 2004, the Company acquired the entire equity interest in thirteen properties containing 3,540 units from unaffiliated parties, inclusive of three additional units at an existing property, for a total purchase price of $448.0 million.

During the six months ended June 30, 2004, the Company also acquired the majority of the remaining third party equity interests it did not previously own in nineteen properties, consisting of 4,866 completed units, 315 development units completed in the second quarter of 2004 and two vacant land parcels. These properties were previously accounted for under the equity method of accounting and subsequent to each purchase were consolidated.  The Company recorded $958.6 million in investment in real estate and the following:

•                  Assumed $273.5 million in mortgage debt;

•                  Recorded $0.4 million of minority interest in partially owned properties;

•                  Reduced investments in unconsolidated entities by $608.3 million (inclusive of $339.7 million in mortgage debt paid off prior to closing);

•                  Assumed $27.2 million of other liabilities net of other assets acquired; and

•                  Paid cash of $49.2 million (net of cash acquired).

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

•                  Consolidated $19.2 million of other liabilities net of other assets acquired; and

•                  Consolidated $3.6 million of cash.

During the six months ended June 30, 2004, the Company disposed of thirty-two properties containing 8,798 units and two vacant land parcels to unaffiliated parties, inclusive of various individual condominium units, for a total sales price of $522.5 million allocated as follows:

•                  Wholly Owned Properties – 26 properties containing 7,704 units and two vacant land parcels for a total sales price of $473.8 million;

•                  Partially Owned Properties – 3 properties containing 671 units for a total sales price of $42.0 million; and

•                  Unconsolidated Properties – 3 properties containing 423 units for a total sales price of $6.7 million (represents the Company’s allocated share of the net disposition proceeds).

The Company recognized a net gain on sales of discontinued operations of approximately $149.3 million and a net gain on sales of unconsolidated entities of approximately $4.4 million on the above sales.

5.             Commitments to Acquire/Dispose of Real Estate

As of August 3, 2004, in addition to the property that was subsequently acquired as discussed in Note 16, the Company had entered into separate agreements to acquire two multifamily properties containing 141 units from unaffiliated parties.  The Company expects a purchase price of approximately $26.0 million.

As of August 3, 2004, in addition to the properties that were subsequently disposed of as discussed in Note 16, the Company had entered into separate agreements to dispose of seven multifamily properties containing 1,587 units and two vacant land parcels to unaffiliated parties.  The Company expects a combined disposition price of approximately $93.5 million.

The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

6.             Investments in Unconsolidated Entities

The Company has co-invested in various properties with unrelated third parties which are accounted for under the equity method of accounting.  The following table summarizes the Company’s investments in unconsolidated entities as of June 30, 2004 (amounts in thousands except for project and unit amounts):

	Institutional Joint Ventures	Lexford/Other	Totals

Total projects	45	13	58	(1)

Total units	10,846	1,729	12,575	(1)

Company’s ownership percentage of outstanding debt	25.0%	11.0%

Company’s share of outstanding debt (2)	$121,200	$3,420	$124,620

(1)          Totals exclude Fort Lewis Military Housing consisting of one property and 3,801 units, which is not accounted for under the equity method of accounting, but is included in the Company’s property/unit counts as of June 30, 2004.

(2)          All debt is non-recourse to the Company.

7.             Deposits - Restricted

As of June 30, 2004, deposits-restricted totaled $85.0 million and primarily included the following:

•                  Deposits in the amount of $22.0 million held in third party escrow accounts to provide collateral for third party construction financing in connection with partially owned (consolidated) development projects; and

•                  Approximately $63.0 million for resident security, utility, and other deposits.

8.             Mortgage Notes Payable

As of June 30, 2004, the Company had outstanding mortgage indebtedness of approximately $3.4 billion.

During the six months ended June 30, 2004, the Company:

•                  Repaid $181.3 million of mortgage loans;

•                  Assumed/consolidated $619.1 million of mortgage debt on certain properties in connection with their acquisition and/or consolidation;

•                  Obtained $264.5 million of mortgage loans on certain properties; and

•                  Was released from $1.3 million of mortgage debt assumed by the purchaser on disposed properties.

As of June 30, 2004, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through January 1, 2035.  At June 30, 2004, the interest rate range on the Company’s mortgage debt was 0.98% to 12.465%.  During the six months ended June 30, 2004, the weighted average interest rate on the Company’s mortgage debt was 5.46%.

9.             Notes

As of June 30, 2004, the Company had outstanding unsecured notes of approximately $2.6 billion.

During the six months ended June 30, 2004, the Company:

•                  Issued $300.0 million of five-year 4.75% fixed rate public notes, receiving net proceeds of $296.8 million; and

•                  Repaid $375.0 million of fixed rate public notes at maturity.

As of June 30, 2004, scheduled maturities for the Company’s outstanding notes were at various dates through 2029.  At June 30, 2004, the interest rate range on the Company’s notes was 4.75% to 7.75%.  During the six months ended June 30, 2004, the weighted average interest rate on the Company’s notes was 6.42%.

10.                          Line of Credit

The Company has a revolving credit facility with potential borrowings of up to $700.0 million.  As of June 30, 2004, $415.0 million was outstanding and $70.2 million was restricted (dedicated to support letters of credit and not available for borrowing) on the credit facility.  During the six months ended June 30, 2004, the weighted average interest rate was 1.50%.  EQR has guaranteed the Operating Partnership’s credit facility up to the maximum amount and for the full term of the facility.

11.          Derivative Instruments

The following table summarizes the consolidated derivative instruments at June 30, 2004 (dollar amounts are in thousands):

	Cash Flow Hedges	Fair Value Hedges	Forward Starting Swaps	Interest Rate Caps	Offsetting Receive Floating Swaps/Caps	Offsetting Pay Floating Swaps/Caps	Development Cash Flow Hedges
Current Notional Balance	$150,000	$340,000	$250,000	$37,000	$255,069	$255,069	$37,330
Lowest Possible Notional	$150,000	$340,000	$250,000	$37,000	$91,052	$91,052	$5,850
Highest Possible Notional	$150,000	$340,000	$250,000	$37,000	$255,069	$255,069	$37,330
Lowest Interest Rate	3.68%	3.25%	4.34%	6.50%	6.00%	6.00%	1.93%
Highest Interest Rate	3.68%	7.25%	4.90%	6.50%	6.00%	6.00%	2.12%
Earliest Maturity Date	2005	2005	2014	2004	2007	2007	2004
Latest Maturity Date	2005	2009	2014	2004	2007	2007	2004
Estimated Asset (Liability) Fair Value	$(3,552)	$(8,006)	$8,824	$—	$137	$(137)	$(20)

During the six months ended June 30, 2004, the Company paid approximately $3.3 million to terminate five development interest rate swaps in conjunction with the repayment of the respective construction mortgage loans.  The Company recognized a $1.9 million loss in connection with these terminations (included in loss from investments in unconsolidated entities as the losses occurred prior to the acquisition and/or consolidation of the respective development properties — see further discussion in Notes 2 and 4).  The Company also paid approximately $0.5 million to terminate two forward starting swaps in conjunction with the issuance of $300.0 million of five-year unsecured notes.  The $0.5 million cost has been deferred and will be recognized as additional interest expense over the five-year life of the unsecured notes.

On June 30, 2004, the net derivative instruments were reported at their fair value as other assets of approximately $11.8 million and as other liabilities of approximately $14.6 million.  As of June 30, 2004, there were approximately $12.8 million in deferred losses, net, included in accumulated other comprehensive loss.  Based on the estimated fair values of the net derivative instruments at June 30, 2004, the Company may recognize an estimated $4.7 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending June 30, 2005.

12.          Earnings Per Share

The following tables set forth the computation of net income per share – basic and net income per share – diluted (amounts in thousands except per share amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2004	2003	2004	2003

Numerator for net income per share – basic:
Income from continuing operations	$94,930	$104,952	$49,363	$54,665
Preferred distributions	(37,493)	(48,417)	(18,737)	(24,237)
Allocation of Minority Interests – Operating Partnership to discontinued operations	10,565	12,626	5,409	6,178

Income from continuing operations available to Common Shares, net of allocation of Minority Interests – Operating Partnership	68,002	69,161	36,035	36,606
Net gain on sales of discontinued operations, net of allocation of Minority Interests – Operating Partnership	138,706	130,319	72,363	65,004
Discontinued operations, net of allocation of Minority Interests – Operating Partnership	154	23,841	155	10,544

Numerator for net income per share – basic	$206,862	$223,321	$108,553	$112,154

	Six Months Ended June 30,		Quarter Ended June 30,
	2004	2003	2004	2003

Numerator for net income per share – diluted:
Income from continuing operations	$94,930	$104,952	$49,363	$54,665
Preferred distributions	(37,493)	(48,417)	(18,737)	(24,237)
Effect of dilutive securities:
Allocation to Minority Interests – Operating Partnership	15,738	18,281	8,098	9,171

Income from continuing operations available to Common Shares	73,175	74,816	38,724	39,599
Net gain on sales of discontinued operations	149,259	140,992	77,760	70,320
Discontinued operations, net	166	25,794	167	11,406

Numerator for net income per share – diluted	$222,600	$241,602	$116,651	$121,325

Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	278,224	271,031	278,949	271,380

Effect of dilutive securities:
OP Units	21,214	22,294	20,898	22,316
Share options/restricted shares	2,579	1,944	2,354	2,388

Denominator for net income per share – diluted	302,017	295,269	302,201	296,084

Net income per share – basic	$0.74	$0.82	$0.39	$0.41

Net income per share – diluted	$0.74	$0.82	$0.39	$0.41

Net income per share – basic:
Income from continuing operations available to Common Shares	$0.24	$0.25	$0.13	$0.13
Net gain on sales of discontinued operations	0.50	0.48	0.26	0.24
Discontinued operations, net	—	0.09	—	0.04

Net income per share – basic	$0.74	$0.82	$0.39	$0.41

Net income per share – diluted:
Income from continuing operations available to Common Shares	$0.24	$0.25	$0.13	$0.13
Net gain on sales of discontinued operations	0.50	0.48	0.26	0.24
Discontinued operations, net	—	0.09	—	0.04

Net income per share – diluted	$0.74	$0.82	$0.39	$0.41

Convertible preferred shares/units that could be converted into 3,544,867 and 14,942,700 weighted average Common Shares for the six months ended June 30, 2004 and 2003, respectively, and 3,535,758 and 14,939,655 weighted average Common Shares for the quarters ended June 30, 2004 and 2003, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

13.          Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of on or after January 1, 2002 (the date of adoption of SFAS No. 144).

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during the six months and quarters ended June 30, 2004 and 2003.

	Six Months Ended June 30,		Quarter Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands)
REVENUES
Rental income	$14,986	$101,596	$3,988	$46,663
Total revenues	14,986	101,596	3,988	46,663

EXPENSES (1)
Property and maintenance	8,716	34,653	2,600	16,276
Real estate taxes and insurance	1,880	11,101	567	5,240
Property management	—	112	—	62
Depreciation	3,495	27,015	595	12,548
Total expenses	14,091	72,881	3,762	34,126

Discontinued operating income	895	28,715	226	12,537

Interest and other income	57	129	35	112
Interest:
Expense incurred, net	(561)	(2,837)	(59)	(1,120)
Amortization of deferred financing costs	(225)	(213)	(35)	(123)

Discontinued operations, net	$166	$25,794	$167	$11,406

(1)             Includes expenses paid in the current period for properties sold in prior periods related to the Company’s period of ownership.

For the properties sold during the six months ended June 30, 2004, the investment in real estate, net and the mortgage notes payable balances at December 31, 2003 were $303.9 million and $48.8 million, respectively.

14           Commitments and Contingencies

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

As of June 30, 2004, the Company has seven consolidated partially owned projects with joint venture partners in various stages of development with estimated completion dates ranging through December 31, 2005. The three development agreements currently in place have the following key terms:

•                  The first development partner has the right, at any time following completion of a project, to stipulate a value for such project and offer to sell its interest in the project to the Company based on such value.  If the Company chooses not to purchase the interest, it must agree to a sale of the project to an unrelated third party at such value.  The Company’s partner must exercise this right as to all projects within five years after the receipt of the final certificate of occupancy on the last developed property.  In connection with this development agreement, the Company has an obligation to provide up to $40.0 million in credit enhancements to guarantee a portion of the third party construction financing.  As of August 3, 2004, the Company had set-aside $5.5 million towards this credit enhancement.  The Company would be required to perform under this agreement only if there was a material default under a third party construction mortgage agreement.  This agreement expires no later than December 31, 2018.  Notwithstanding the termination of the agreement, the Company shall have recourse against its development partner for any losses incurred.

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

In connection with one of its mergers, the Company provided a guaranty of a credit enhancement agreement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project.  The Company has the obligation to provide this guaranty for a period of eight years from the consummation of the merger or through May 2005.  The Company would be required to perform under this agreement only if there was a draw on the letter of credit issued by the credit enhancement party.  The counterparty has also agreed to indemnify the Company for any losses suffered.  As of June 30, 2004, this guaranty was still in effect at a commitment amount of $12.7 million and no current outstanding liability.

15           Reportable Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management.  Senior management decides how resources are allocated and assesses performance on a monthly basis.

The Company’s primary business is owning, managing, and operating multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents and includes Equity Corporate Housing (“ECH”).  Senior management evaluates the performance of each of our apartment communities on an individual basis; however, each of our apartment communities has similar economic characteristics, residents, and products and services so they have been aggregated into one reportable segment.  The Company’s rental real estate segment comprises approximately 99.3% and 99.1% of total revenues for the six months ended June 30, 2004 and 2003, respectively, and approximately 99.3% and 98.8% of total revenues for the quarters ended June 30, 2004 and 2003, respectively.  The Company’s rental real estate segment comprises approximately 99.8% and 99.7% of total assets at June 30, 2004 and December 31, 2003, respectively.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations).  The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities.  Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance.  The following table presents the NOI from our rental real estate for the six months and quarters ended June 30, 2004 and 2003:

	Six Months Ended June 30,		Quarter Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands)

Rental income	$939,158	$865,045	$485,062	$434,733
Property and maintenance expense	(258,559)	(234,007)	(134,203)	(117,232)
Real estate taxes and insurance expense	(105,906)	(93,310)	(54,144)	(46,151)
Property management expense	(37,441)	(32,194)	(20,155)	(16,343)

Net operating income	$537,252	$505,534	$276,560	$255,007

The Company’s fee and asset management activity is immaterial and does not meet the threshold requirements of a reportable segment as provided for in SFAS No. 131.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the six months ended June 30, 2004 or 2003.

16.          Subsequent Events/Other

Subsequent to June 30, 2004 and through August 3, 2004, the Company:

•                  Acquired one property consisting of 259 units for approximately $93.1 million;

•                  Disposed of four properties and various individual condominium units consisting of 1,265 units for approximately $78.4 million;

•                  Repaid $77.5 million of mortgage debt;

•                  Was released from $11.0 million of mortgage debt assumed by the purchaser on disposed properties; and

•                  Obtained an unsecured floating rate loan with a total commitment of $300.0 million and an initial borrowing of $100.0 million.  The remaining $200.0 million is available for borrowing through August 29, 2004 and the loan matures July 14, 2005.

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

Results of Operations

The following table summarizes the number of properties and related units for the periods presented:

	Properties	Units	Purchase / (Sale) Price $Millions
At December 31, 2002	1,039	223,591
Q1/Q2 2003 Acquisitions	6	1,958	$277.7
Q1/Q2 2003 Dispositions:
Rental Properties	(44)	(10,177)	$(481.9)
Condominium Units	—	(131)	$(16.5)
Q1/Q2 2003 Completed Developments	4	1,274
Q1/Q2 2003 Unit Configuration Changes	—	129
At June 30, 2003	1,005	216,644
Q3/Q4 2003 Acquisitions	11	3,242	$406.4
Q3/Q4 2003 Dispositions:
Rental Properties	(51)	(12,898)	$(681.2)
Condominium Units	(1)	(280)	$(38.3)
Q3/Q4 2003 Completed Developments	4	838
Q3/Q4 2003 Unit Configuration Changes	—	(40)
At December 31, 2003	968	207,506
YTD 2004 Acquisitions	13	3,540	$448.0
YTD 2004 Dispositions:
Rental Properties	(31)	(8,485)	$(452.2)
Condominium Units	(1)	(313)	$(42.4)
Vacant Land	—	—	$(27.9)
YTD 2004 Completed Developments	2	718
YTD 2004 Unit Configuration Changes	—	46
At June 30, 2004	951	203,012

The Company’s primary financial measure for evaluating each of its apartment communities is net operating income (“NOI”).  The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities.  The Company defines NOI as rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense.

Properties that the Company owned for the entire six month periods ended June 30, 2004 as well as June 30, 2003 (the “Six-Month 2004 Same Store Properties”), which represented 168,179 units and properties that the Company owned for all of both the quarters ended June 30, 2004 and June 30, 2003 (the “Second Quarter 2004 Same Store Properties”), which represented 169,099 units, also impacted the Company’s results of operations.  Both the Six-Month 2004 Same Store Properties and Second Quarter 2004 Same Store Properties are discussed in the following paragraphs.

The Company’s acquisition, disposition, completed development and consolidation of previously unconsolidated property activities also impacted overall results of operations for the six months and quarters ended June 30, 2004 and 2003.  The Company adopted FIN 46, as required, effective March 31, 2004.  See Notes 2 and 4 in the Notes to Consolidated Financial Statements for further discussion.  The impacts of these activities are also discussed in greater detail in the following paragraphs.

Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003

For the six months ended June 30, 2004, income before allocation to Minority Interests, loss from investments in unconsolidated entities, net gain on sales of unconsolidated entities and discontinued operations decreased by approximately $6.8 million when compared to the six months ended June 30, 2003.

Six-Month 2004 Same Store Properties revenues increased $3.2 million primarily as a result of increased occupancy and lower concessions provided residents.  Six-Month 2004 Same Store Properties expenses increased $10.9 million primarily due to higher payroll, utility and real estate tax costs.  The following tables provide comparative revenue, expense, NOI and weighted average occupancy for the Six-Month 2004 Same Store Properties as well as a reconciliation of operating income per the consolidated statements of operations to NOI for the Six-Month 2004 Same Store Properties:

June YTD 2004 vs. June YTD 2003

YTD over YTD Same-Store Results

$ in Millions – 168,179 Same-Store Units

Description	Revenues	Expenses	NOI

YTD 2004	$826.0	$333.2	$492.8
YTD 2003	$822.8	$322.3	$500.5
Change	$3.2	$10.9	$(7.7)
Change	0.4%	3.4%	(1.5%	)

Same-Store Occupancy Statistics

YTD 2004	93.3%
YTD 2003	92.9%
Change	0.4%

	Six Months Ended June 30,
	2004	2003
	(Amounts in millions)

Operating income	$278.2	$278.7
Adjustments:
NOI for properties not in same store	(44.5)	(5.0)
Fee and asset management revenue	(6.5)	(7.9)
Fee and asset management expense	4.3	3.6
Depreciation	238.3	210.4
General and administrative	23.0	20.1
Impairment on technology investments	—	0.6

Same store NOI	$492.8	$500.5

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

Rental income from properties other than Six-Month 2004 Same Store Properties increased by approximately $70.9 million primarily as a result of new properties acquired in 2003 and 2004 and the consolidation of all previously unconsolidated development projects.

Fee and asset management revenues, net of fee and asset management expenses, decreased by $2.0 million primarily as a result of managing fewer properties for third parties and unconsolidated entities.  In addition, the income earned from Ft. Lewis was lower in the six months ended June 30, 2004 as compared to the same period in 2003.  As of June 30, 2004 and 2003, the Company managed 17,798 units and 19,011 units, respectively, for third parties and unconsolidated entities.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to third party management companies.  These expenses increased by approximately $5.2 million or 16.3%.  This increase is primarily attributable to higher payroll costs, including bonuses and long-term compensation costs as well as severance costs for certain employees, and travel, marketing and temporary contractor costs.

Depreciation expense, which includes depreciation on non-real estate assets, increased $27.9 million primarily as a result of the consolidation of all previously unconsolidated projects and properties acquired after June 30, 2003, many of which had significantly higher per unit acquisition costs than properties previously acquired, and also due to additional depreciation on capital expenditures for all properties owned.

General and administrative expenses, which include corporate operating expenses, increased approximately $2.9 million between the periods under comparison.  This increase was primarily due to the costs of consulting services rendered partially offset by $1.4 million of immediate expense recognition related to options granted in the first quarter of 2003 to the Company’s former chief executive officer.  The Company anticipates that general and administrative expenses could approximate up to $47.5 million for the full year ending December 31, 2004 (an increase of approximately $8.7 million compared to 2003) as a result of consulting services contracted to enhance resident satisfaction/retention, unit pricing and expense procurement/reduction.  The Company believes that these additional expenditures may be more than offset by increased rental revenues and/or reduced operating expenses in future years.  The above assumptions are based on current expectations and are forward-looking.

Interest and other income decreased by approximately $2.1 million, primarily as a result of lower balances available for investments including deposits in tax deferred exchange accounts and collateral agreements related to development projects.

Interest expense, including amortization of deferred financing costs, increased approximately $4.2 million.  During the six months ended June 30, 2004, the Company capitalized interest costs of approximately $6.9 million as compared to $10.9 million for the six months ended June 30, 2003.  This capitalization of interest primarily related to equity investments in Partially Owned Properties (consolidated) engaged in development activities.  The effective interest cost on all indebtedness for the six months ended June 30, 2004 was 5.95% as compared to 6.40% for the six months ended June 30, 2003.

Loss from investments in unconsolidated entities increased approximately $6.1 million between the periods under comparison.  This increase is primarily the result of increased operating losses from equity investments and realized losses on the settlement of derivative instruments (See Note 11 in the Notes to Consolidated Financial Statements).

Net gain on sales of discontinued operations increased approximately $8.3 million between the periods under comparison.  This increase is primarily the result of higher per unit sales prices and lower real estate net book values for properties sold during the six months ended June 30, 2004 as compared to the same period in 2003.

Discontinued operations, net, decreased approximately $25.6 million between the periods under comparison.  The decrease in revenues and expenses between periods results from the timing, size and number of properties sold.  Any property sold after July 1, 2003 includes a full period’s results in the six-months of 2003 but minimal to no results in the six-months of 2004.  See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the quarter ended June 30, 2004 to the quarter ended June 30, 2003

For the quarter ended June 30, 2004, income before allocation to Minority Interests, loss from investments in unconsolidated entities, net gain on sales of unconsolidated entities and discontinued operations decreased by approximately $6.9 million when compared to the quarter ended June 30, 2003.

Second Quarter 2004 Same Store Properties revenues increased $4.6 million primarily as a result of increased occupancy and lower concessions provided residents.  Second Quarter 2004 Same Store Properties expenses increased $5.9 million primarily due to higher payroll, utility and real estate tax costs.  The following tables provide comparative revenue, expense, NOI and weighted average occupancy for the Second Quarter 2004 Same Store Properties:

Second Quarter 2004 vs. Second Quarter 2003

Quarter over Quarter Same-Store Results

$ in Millions – 169,099 Same-Store Units

Description	Revenues	Expenses	NOI

Q2 2004	$418.7	$168.2	$250.5
Q2 2003	$414.1	$162.3	$251.8
Change	$4.6	$5.9	$(1.3)
Change	1.1%	3.6%	(0.5)%

Same-Store Occupancy Statistics

Q2 2004	93.7%
Q2 2003	93.1%
Change	0.6%

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Second Quarter 2004 Same Store Properties:

	Quarter Ended June 30,
	2004	2003
	(Amounts in millions)

Operating income	$140.8	$143.4
Adjustments:
NOI for properties not in same store	(26.1)	(3.2)
Fee and asset management revenue	(3.5)	(5.4)
Fee and asset management expense	2.3	1.8
Depreciation	124.0	105.9
General and administrative	13.0	9.0
Impairment on technology investments	—	0.3

Same store NOI	$250.5	$251.8

Rental income from properties other than Second Quarter 2004 Same Store Properties increased by approximately $45.7 million primarily as a result of new properties acquired in 2003 and 2004 and the consolidation of all previously unconsolidated development projects.

Fee and asset management revenues, net of fee and asset management expenses, decreased by $2.3 million primarily as a result of managing fewer properties for third parties and unconsolidated entities.  In addition, the income earned from Ft. Lewis was lower in the quarter ended June 30, 2004 as compared to the same period in 2003.  As of June 30, 2004 and 2003, the Company managed 17,798 units and 19,011 units, respectively, for third parties and unconsolidated entities.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to third party management companies.  These expenses increased by approximately $3.8 million or 23.3%.  This increase is primarily attributable to higher payroll costs, including bonuses and long-term compensation costs as well as severance costs for certain employees, and travel, marketing and temporary contractor costs.

Depreciation expense, which includes depreciation on non-real estate assets, increased $18.1 million primarily as a result of the consolidation of all previously unconsolidated projects and properties acquired after June 30, 2003, many of which had significantly higher per unit acquisition costs than properties previously acquired, and additional depreciation on capital expenditures for all properties owned.

General and administrative expenses, which include corporate operating expenses, increased approximately $4.1 million between the periods under comparison.  This increase was primarily due to the cost of consulting services contracted to enhance resident satisfaction/retention, unit pricing and expense procurement/reduction.

Interest and other income decreased by approximately $0.9 million, primarily as a result of lower balances available for investments including deposits in tax deferred exchange accounts and collateral agreements related to development projects.

Interest expense, including amortization of deferred financing costs, increased approximately $3.4 million.  During the quarter ended June 30, 2004, the Company capitalized interest costs of approximately $4.2 million as compared to $5.5 million for the quarter ended June 30, 2003.  This capitalization of interest primarily related to equity investments in Partially Owned Properties (consolidated) engaged in development activities.  The effective interest cost on all indebtedness for the quarter ended June 30, 2004 was 5.80% as compared to 6.40% for the quarter ended June 30, 2003.

Loss from investments in unconsolidated entities decreased approximately $1.5 million between the periods under comparison.  This decrease is primarily the result of the consolidation of previously unconsolidated projects during the first quarter of 2004.

Net gain on sales of discontinued operations increased approximately $7.4 million between the periods under comparison.  This increase is primarily the result of higher per unit sales prices and lower real estate net book values for properties sold during the quarter ended June 30, 2004 as compared to the same period in 2003.

Discontinued operations, net, decreased approximately $11.2 million between the periods under comparison.  The decrease in revenues and expenses between periods results from the timing, size and number of properties sold.  Any property sold after July 1, 2003 includes a full quarter’s results in the second quarter of 2003 but minimal to no results in the second quarter of 2004.  See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

As of January 1, 2004, the Company had approximately $49.6 million of cash and cash equivalents and $633.3 million available under its revolving credit facility (net of $56.7 million which was restricted/dedicated to support letters of credit and not available for borrowing).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at June 30, 2004 was approximately $143.3 million and the amount available on the Company’s revolving credit facility was $214.8 million (net of $70.2 million which was restricted/dedicated to support letters of credit and not available for borrowing).

During the six months ended June 30, 2004, the Company generated and/or obtained cash from various transactions, which included the following:

•                  Disposed of thirty-two properties (including three Unconsolidated Properties) and received net proceeds of approximately $514.1 million;

•                  Increased borrowings by the net amount of $405.0 million on its revolving credit facility;

•                  Obtained $296.8 million in net proceeds from the issuance of $300.0 million of five-year 4.75% fixed rate public notes;

•                  Obtained $264.5 million in new mortgage financing; and

•                  Issued approximately 1.3 million Common Shares and received net proceeds of $30.7 million.

During the six months ended June 30, 2004, the above proceeds were primarily utilized to:

•                  Invest $406.3 million primarily in previously unconsolidated development projects prior to their  consolidation (inclusive of $339.7 million in mortgage debt paid off prior to consolidation);

•                  Acquire thirteen properties, and three additional units at an existing property, utilizing cash of $398.1 million;

•                  Repay $375.0 million of unsecured notes;

•                  Repay $181.3 million of mortgage loans; and

•                  Acquire the minority interests in fifteen previously unconsolidated development properties, two vacant land parcels and four other properties for $53.4 million in cash (prior to consideration of cash acquired of $4.2 million).

Depending on its analysis of market prices, economic conditions, and other opportunities for the investment of available capital, the Company may repurchase up to an additional $85.0 million of its Common Shares pursuant to its existing share buyback program authorized by the Board of Trustees.  The Company did not repurchase any of its Common Shares during the six months ended June 30, 2004.

The Company’s total debt summary and debt maturity schedule as of June 30, 2004, are as follows:

Debt Summary

	$ Millions (1)	Weighted Average Rate (1)
Secured	$3,385	5.46%
Unsecured	2,992	5.97%
Total	$6,377	5.71%

Fixed Rate	$5,038	6.59%
Floating Rate	1,339	1.95%
Total	$6,377	5.71%

Above Totals Include:
Tax Exempt:
Fixed	$327	4.40%
Floating	573	1.52%
Total	$900	2.56%

Unsecured Revolving Credit Facility	$415	1.50%

(1)  Net of the effect of any derivative instruments.

Debt Maturity Schedule as of June 30, 2004

Year	$ Millions	% of Total
2004	$333	5.2%
2005 (1)(2)	1,060	16.6%
2006 (3)	487	7.6%
2007	355	5.6%
2008	625	9.8%
2009	810	12.7%
2010	210	3.3%
2011	704	11.0%
2012	456	7.2%
2013+	1,337	21.0%
Total	$6,377	100.0%

(1)          Includes $300 million of unsecured debt with a final maturity of 2015 that is putable/callable in 2005.

(2)          Includes $415 million outstanding on the Company’s unsecured revolving credit facility.

(3)          Includes $150 million of unsecured debt with a final maturity of 2026 that is putable in 2006.

In June 2003, the Operating Partnership filed and the SEC declared effective a Form S-3 registration statement to register $2.0 billion of debt securities.  In addition, the Operating Partnership carried over $280.0 million related to a prior registration statement.  As of August 3, 2004, $1.98 billion in debt securities remained available for issuance under this registration statement.

In February 1998, the Company filed and the SEC declared effective a Form S-3 registration statement to register $1.0 billion of equity securities.  In addition, the Company carried over $272.4 million related to a prior registration statement.  As of August 3, 2004, $956.5 million in equity securities remained available for issuance under this registration statement.

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of June 30, 2004 is presented in the following table.  The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all OP Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange; (ii) the “Common Share Equivalent” of all convertible preferred shares and preference interests/units; and (iii) the liquidation value of all perpetual preferred shares and preference interests outstanding.

Capitalization as of June 30, 2004

Total Debt		$6,377,024,696
Common Shares & OP Units	301,567,043
Common Share Equivalents (see below)	3,439,516
Total outstanding at quarter-end	305,006,559
Common Share Price at June 30, 2004	$29.73
		9,067,844,999
Perpetual Preferred Shares Liquidation Value		615,000,000
Perpetual Preference Interests Liquidation Value		211,500,000
Total Market Capitalization		$16,271,369,695

Total Debt/Total Market Capitalization		39%

Convertible Preferred Shares, Preference Interests

and Junior Preference Units

as of June 30, 2004

	Shares/Units	Conversion Ratio	Common Share Equivalents
Preferred Shares:
Series E	2,125,603	1.1128	2,365,371
Series H	43,134	1.4480	62,458
Preference Interests:
Series H	190,000	1.5108	287,052
Series I	270,000	1.4542	392,634
Series J	230,000	1.4108	324,484
Junior Preference Units:
Series B	7,367	1.020408	7,517

Total			3,439,516

The Company’s policy is to maintain a ratio of consolidated debt-to-total market capitalization of less than 50%.

From July 1, 2004 through August 3, 2004, the Company:

•                  Acquired one property consisting of 259 units for approximately $93.1 million;

•                  Disposed of four properties and various individual condominium units consisting of 1,265 units for approximately $78.4 million;

•                  Repaid $77.5 million of mortgage debt;

•                  Was released from $11.0 million of mortgage debt assumed by the purchaser on disposed properties;

and

•                  Obtained an unsecured floating rate loan with a total commitment of $300.0 million and an initial borrowing of $100.0 million.  The remaining $200.0 million is available for borrowing through August 29, 2004 and the loan matures July 14, 2005.

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

For the six months ended June 30, 2004, our actual improvements to real estate totaled approximately $89.3 million.  This includes the following detail (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate

For the Six Months Ended June 30, 2004

	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit
Established Properties (2)	158,595	$27,090	$171	$40,711	$257	$67,801	$428
New Acquisition Properties (3)	18,609	1,540	102	3,870	256	5,410	358
Other (4)	9,432	6,685		9,393		16,078
Total	186,636	$35,315		$53,974		$89,289

(1)          Total units exclude 16,376 unconsolidated units.

(2)          Wholly Owned Properties acquired prior to January 1, 2002.

(3)          Wholly Owned Properties acquired during 2002, 2003 and 2004.  Per unit amounts are based on a weighted average of 15,130 units.

(4)          Includes properties either Partially Owned or sold during the period, commercial space, condominium conversions and $2.2 million included in building improvements spent on seven specific assets related to major renovations and repositioning of these assets.

The Company expects to fund approximately $70.0 million for capital expenditures for replacements and building improvements for all consolidated properties for the remainder of 2004.

During the six months ended June 30, 2004, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, was approximately $2.2 million.  The Company expects to fund approximately $4.3 million in total additions to non-real estate property for the remainder of 2004.

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

See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at June 30, 2004.

Other

Minority Interests as of June 30, 2004 decreased by $16.8 million when compared to December 31, 2003.  The primary factors that impacted this account in the Company’s consolidated statements of operations and balance sheets during the six months ended June 30, 2004 were:

•                  Distributions declared to Minority Interests, which amounted to $18.1 million (excluding Junior Preference Unit and Preference Interest distributions);

•                  The allocation of income from operations to holders of OP Units in the amount of $15.7 million;

•                  The issuance of Common Shares; and

•                  The conversion of OP Units into Common Shares.

Total distributions paid in July 2004 amounted to $143.0 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the second quarter ended June 30, 2004.

The Company expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its revolving credit facility.  The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions.  The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties.  In addition, the Company has certain unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $12.1 billion in net investment in real estate on the Company’s balance sheet at June 30, 2004, $7.1 billion, or 58.7%, was unencumbered.

The Company has a revolving credit facility with potential borrowings of up to $700.0 million.    This facility matures in May 2005 and may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements.  As of August 2, 2004, $431.0 million was outstanding under this facility (and $65.2 million was restricted and dedicated to support letters of credit).  In addition, the Company has $100.0 million outstanding on an unsecured floating rate loan as of August 2, 2004.

As of June 30, 2004, the Company has seven consolidated partially owned projects with joint venture partners in various stages of development with estimated completion dates ranging through December 31, 2005. The three development agreements currently in place have the following key terms:

•                  The first development partner has the right, at any time following completion of a project, to stipulate a value for such project and offer to sell its interest in the project to the Company based on such value.  If the Company chooses not to purchase the interest, it must agree to a sale of the project to an unrelated third party at such value.  The Company’s partner must exercise this right as to all projects within five years after the receipt of the final certificate of occupancy on the last developed property.  In connection with this development partner, the Company has an obligation to provide up to $40.0 million in credit enhancements to guarantee a portion of the third party construction financing.  As of August 3, 2004, the Company had set-aside $5.5 million towards this credit enhancement.  The Company would be required to perform under this agreement only if there was a material default under a third party construction mortgage agreement.  This agreement expires no later than December 31, 2018.  Notwithstanding the termination of the agreement, the Company shall have recourse against its development partner for any losses incurred.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has co-invested in various properties that are unconsolidated and accounted for under the equity method of accounting.  Management believes these investments do not have a materially different impact upon the Company’s liquidity, capital resources, credit or market risk than its property management and ownership activities.  The nature and business purpose of these ventures are as follows:

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

•                  Lexford/Other – As of June 30, 2004, the Company has ownership interests in thirteen properties containing 1,729 units acquired in a prior merger.  The current weighted average ownership percentage is 11.0%.  The Company’s strategy with respect to these interests is either to acquire a majority ownership or sell the Company’s interest.

In connection with one of its mergers, the Company provided a guaranty of a credit enhancement agreement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project.  The Company has the obligation to provide this guaranty for a period of eight years from the consummation of the merger or through May 2005.  The Company would be required to perform under this guaranty only if there was a draw on the letter of credit issued by the credit enhancement party.   The counterparty has also agreed to indemnify the Company for any losses suffered.  As of August 3, 2004, this guaranty was still in effect at a commitment amount of $12.7 million and no outstanding liability.

See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in unconsolidated entities.

The Company’s contractual obligations for the next five years and thereafter have not changed materially from the amounts and disclosures included in its annual report on Form 10-K, other than as it relates to scheduled debt maturities due to the assumption or consolidation of mortgages on various completed and uncompleted development properties and new issuances of mortgages and notes.  See the updated debt maturity schedule included in Liquidity and Capital Resources and Note 4 in the Notes to Consolidated Financial Statements for further discussion.

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

Revenue Recognition

Rental income attributable to leases is recorded when due from residents and is recognized monthly as it is earned, which is not materially different than on a straight-line basis.  Leases entered into between a resident and a property for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on an annual or monthly basis.  Fee and asset management revenue and interest income are recorded on an accrual basis.

Stock-Based Compensation

The Company has elected to expense its stock-based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), Accounting for Stock Based Compensation, effective in the first quarter of 2003, which resulted in compensation expense being recorded based on the fair value of the stock compensation granted.

The Company has chosen to use the “Prospective Method” which requires the Company to apply the recognition provisions of SFAS No. 123 to only employee awards granted or modified after the beginning of the fiscal year in which the recognition provisions are first applied, or January 1, 2003.  Compensation expense under all of the Company’s plans is generally recognized over periods ranging from three months to five years.  Therefore, the cost related to stock-based employee compensation included in the determination of net income for both the six months and quarters ended June 30, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.  See Note 2 in the Notes to Consolidated Financial Statements for further discussion and comparative information regarding application of the fair value method to all outstanding employee awards.

Funds From Operations

For the six months ended June 30, 2004, Funds From Operations (“FFO”) available to Common Shares and OP Units decreased $12.0 million, or 3.5%, as compared to the six months ended June 30, 2003.

For the quarter ended June 30, 2004, FFO available to Common Shares and OP Units increased $0.6 million, or 0.3%, as compared to the quarter ended June 30, 2003.

The following is a reconciliation of net income to FFO available to Common Shares and OP Units for the six months and quarters ended June 30, 2004 and 2003:

Funds From Operations

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2004	2003	2004	2003
Net income	$244,355	$271,738	$127,290	$136,391
Net income allocation to Minority Interests – Operating Partnership	15,738	18,281	8,098	9,171
Adjustments:
Depreciation	238,266	210,377	123,981	105,926
Depreciation – Non-real estate additions	(2,717)	(4,598)	(1,417)	(2,323)
Depreciation – Partially Owned Properties	(4,171)	(4,116)	(2,075)	(2,077)
Depreciation – Unconsolidated Properties	7,879	10,150	1,116	4,955
Net (gain) on sales of unconsolidated entities	(4,405)	(4,675)	(1,971)	(3,463)
Discontinued operations:
Depreciation	3,495	27,015	595	12,548
Net (gain) on sales of discontinued operations	(149,259)	(140,992)	(77,760)	(70,320)
Net incremental gain on sales of condominium units	8,470	2,887	4,946	2,444
Net gain on sales of vacant land	5,536	—	5,521	—

FFO (1)(2)	363,187	386,067	188,324	193,252
Preferred distributions	(37,493)	(48,417)	(18,737)	(24,237)

FFO available to Common Shares and OP Units	$325,694	$337,650	$169,587	$169,015

(1)       The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations  (“FFO”) (April 2002 White Paper) as net income (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.  The April 2002 White Paper states that gain or loss on sales of property is excluded from FFO for previously depreciated operating properties only.  Once the Company commences the conversion of units to condominiums, it simultaneously discontinues depreciation of such property.

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

Item 4. Disclosure Controls and Procedures

Effective as of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information.  During the fiscal quarter ended June 30, 2004, there were no changes to the internal controls over financial reporting of the Company identified in connection with the Company’s evaluation or otherwise that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 28, 2004.  Shareholders holding 258,745,586 Common Shares (being the only class of shares entitled to vote at the meeting), or 92.34% of the Company’s issued and outstanding Common Shares as of the record date for the meeting, attended the meeting or were represented by proxy.  The Company’s shareholders voted on three proposals presented at the meeting and all three received the requisite number of votes to pass.  The results of the shareholders’ votes on each of the three proposals are as follows:

Proposal I – Election of the following trustees to annual terms expiring in 2005.  A plurality of the votes cast was required for the election of trustees.

NOMINEE	FOR	WITHHELD
John W. Alexander	253,738,260	5,007,327
Charles L. Atwood	254,823,065	3,922,522
Bruce W. Duncan	255,943,689	2,801,897
Stephen O. Evans	255,844,104	2,901,483
James D. Harper, Jr.	253,587,244	5,158,343
Boone A. Knox	254,804,862	3,940,724
Desiree G. Rogers	257,029,732	1,715,854
Sheli Z. Rosenberg	255,541,848	3,203,739
Gerald A. Spector	255,831,701	2,913,886
B. Joseph White	253,713,806	5,031,780
Samuel Zell	254,613,849	4,131,738

Proposal II – Amendment to the Company’s Declaration of Trust to remove a potential anti-takeover defense. This proposal required the affirmative vote of two-thirds of all outstanding shares for approval.

	FOR	AGAINST	ABSTAIN
Total Shares	255,996,737	717,073	2,031,226
% of Voted Shares	98.93%	0.27%	0.78%
% of Outstanding	91.36%	0.25%	0.72%

Proposal III – Approval to ratify the selection of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2004.  A plurality of the votes cast was required for approval.

	FOR	AGAINST	ABSTAIN
Total Shares	252,970,020	3,871,641	1,899,526
% of Voted Shares	97.76%	1.49%	0.73%
% of Outstanding	90.28%	1.38%	0.67%

Item 6.	Exhibits and Reports on Form 8-K

(A)	Exhibits:

3.1	Articles of Amendment dated May 28, 2004 to the Second Amended and Restated Declaration of Trust of Equity Residential.

12	Computation of Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of Bruce W. Duncan, Chief Executive Officer.

31.2	Certification of David J. Neithercut, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Bruce W. Duncan, Chief Executive Officer of the Company.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Financial Officer of the Company.

(B)	Reports Filed on Form 8-K:

A report on Form 8-K filed May 18, 2004 containing an updated format of historical financial statements to satisfy SEC requirements for an unsecured debt offering as they relate to the discontinued operations provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	August 6, 2004	By: /s/	David J. Neithercut
David J. Neithercut
Executive Vice President,
Corporate Strategy and
Chief Financial Officer

Date:	August 6, 2004	By: /s/	Michael J. McHugh
Michael J. McHugh
Executive Vice President,
Chief Accounting Officer
and Treasurer

EXHIBIT INDEX

Exhibit	Document

3.1	Articles of Amendment dated May 28, 2004 to the Second Amended and Restated Declaration of Trust of Equity Residential.

12	Computation of Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of Bruce W. Duncan, Chief Executive Officer.

31.2	Certification of David J. Neithercut, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Bruce W. Duncan, Chief Executive Officer of the Company.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Financial Officer of the Company.