Form 10-Q
period 2004-09-30
EQUITY RESIDENTIAL
filed 2004-11-08
CIK 906107

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2004

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

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on September 30, 2004 was 282,766,085.

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Investment in real estate
Land	$2,158,662	$1,845,547
Depreciable property	12,245,745	11,018,326
Construction in progress (including land)	280,229	10,506
Investment in real estate	14,684,636	12,874,379
Accumulated depreciation	(2,522,644)	(2,296,013)
Investment in real estate, net	12,161,992	10,578,366

Cash and cash equivalents	64,993	49,579
Investments in unconsolidated entities	11,629	473,977
Rents receivable	3,209	426
Deposits – restricted	83,668	133,752
Escrow deposits – mortgage	43,996	41,104
Deferred financing costs, net	34,764	31,135
Goodwill, net	30,000	30,000
Other assets	99,207	128,554
Total assets	$12,533,458	$11,466,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$3,274,088	$2,693,815
Notes, net	3,071,831	2,656,674
Line of credit	—	10,000
Accounts payable and accrued expenses	119,821	55,463
Accrued interest payable	68,557	60,334
Rents received in advance and other liabilities	258,138	189,372
Security deposits	48,741	44,670
Distributions payable	141,873	140,195
Total liabilities	6,983,049	5,850,523

Commitments and contingencies
Minority Interests:
Operating Partnership	319,166	342,809
Preference Interests	206,000	246,000
Junior Preference Units	184	2,217
Partially Owned Properties	11,059	9,903
Total Minority Interests	536,409	600,929

Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 4,726,399 shares issued and outstanding as of September 30, 2004 and 5,496,518 shares issued and outstanding as of December 31, 2003	651,660	670,913
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 282,766,085 shares issued and outstanding as of September 30, 2004 and 277,643,885 shares issued and outstanding as of December 31, 2003	2,828	2,776
Paid in capital	5,055,784	4,956,712
Deferred compensation	(859)	(3,554)
Distributions in excess of accumulated earnings	(671,779)	(588,005)
Accumulated other comprehensive loss	(23,634)	(23,401)
Total shareholders’ equity	5,014,000	5,015,441

Total liabilities and shareholders’ equity	$12,533,458	$11,466,893

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2004	2003	2004	2003
REVENUES
Rental income	$1,417,819	$1,290,925	$489,185	$435,688
Fee and asset management	8,841	10,961	2,300	3,083

Total revenues	1,426,660	1,301,886	491,485	438,771

EXPENSES
Property and maintenance	396,469	352,093	141,561	121,302
Real estate taxes and insurance	171,768	139,145	66,749	46,680
Property management	56,093	48,450	18,682	16,256
Fee and asset management	6,382	5,508	2,108	1,901
Depreciation	361,618	314,108	125,970	106,152
General and administrative	35,080	29,279	12,044	9,133
Impairment on technology investments	—	872	—	291

Total expenses	1,027,410	889,455	367,114	301,715

Operating income	399,250	412,431	124,371	137,056

Interest and other income	8,178	13,727	3,177	6,609
Interest:
Expense incurred, net	(252,267)	(243,579)	(85,957)	(81,894)
Amortization of deferred financing costs	(5,062)	(3,905)	(2,071)	(1,121)

Income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities and discontinued operations	150,099	178,674	39,520	60,650
Allocation to Minority Interests:
Operating Partnership	(21,223)	(27,434)	(5,485)	(9,153)
Preference Interests	(15,158)	(15,159)	(5,052)	(5,053)
Junior Preference Units	(67)	(243)	(5)	(81)
Partially Owned Properties	1,107	(77)	811	166
Premium on redemption of Preference Interests	(1,117)	—	(1,117)	—
Income (loss) from investments in unconsolidated entities	(7,468)	(3,594)	329	(1,850)
Net gain (loss) on sales of unconsolidated entities	4,407	4,673	2	(2)
Income from continuing operations	110,580	136,840	29,003	44,677
Net gain on sales of discontinued operations	207,653	218,975	58,394	77,983
Discontinued operations, net	3,463	37,794	112	9,479
Net income	321,696	393,609	87,509	132,139
Preferred distributions	(40,671)	(57,713)	(13,346)	(19,564)
Net income available to Common Shares	$281,025	$335,896	$74,163	$112,575
Earnings per share – basic:
Income from continuing operations available to Common Shares	$0.31	$0.36	$0.07	$0.12
Net income available to Common Shares	$1.01	$1.24	$0.26	$0.41
Weighted average Common Shares outstanding	278,876	271,622	280,167	272,787
Earnings per share – diluted:
Income from continuing operations available to Common Shares	$0.30	$0.36	$0.07	$0.12
Net income available to Common Shares	$1.00	$1.23	$0.26	$0.41
Weighted average Common Shares outstanding	302,739	296,184	304,028	297,941

Distributions declared per Common Share outstanding	$1.2975	$1.2975	$0.4325	$0.4325

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2004	2003	2004	2003

Comprehensive income:

Net income	$321,696	$393,609	$87,509	$132,139

Other comprehensive income – derivative and other instruments:
Unrealized holding gains (losses) arising during the period	(5,394)	8,355	(11,130)	6,476
Equity in unrealized holding gains arising during the period – unconsolidated entities	3,667	4,997	—	2,238
Losses reclassified into earnings from other comprehensive income	1,494	1,175	524	474

Comprehensive income	$321,463	$408,136	$76,903	$141,327

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$321,696	$393,609
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests:
Operating Partnership	21,223	27,434
Preference Interests	15,158	15,159
Junior Preference Units	67	243
Partially Owned Properties	(1,107)	77
Premium on redemption of Preference Interests	1,117	—
Depreciation	367,882	354,898
Amortization of deferred financing costs	5,449	4,544
Amortization of discounts and premiums on debt	(458)	(728)
Amortization of deferred settlements on derivative instruments	769	556
Impairment on technology investments	—	872
Loss from investments in unconsolidated entities	7,468	3,594
Net (gain) on sales of discontinued operations	(207,653)	(218,975)
Net (gain) on sales of unconsolidated entities	(4,407)	(4,673)
Loss on debt extinguishments	108	1,465
Unrealized loss (gain) on derivative instruments	249	(115)
Compensation paid with Company Common Shares	12,791	11,545

Changes in assets and liabilities:
(Increase) decrease in rents receivable	(2,156)	1,580
(Increase) in deposits – restricted	(2,478)	(2,002)
(Increase) in other assets	(10,718)	(19,530)
Increase in accounts payable and accrued expenses	35,244	25,189
Increase in accrued interest payable	7,323	8,619
Increase (decrease) in rents received in advance and other liabilities	10,019	(4,793)
Increase (decrease) in security deposits	2,050	(702)
Net cash provided by operating activities	579,636	597,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(585,153)	(308,689)
Investment in real estate – development/other	(77,613)	(6,818)
Improvements to real estate	(150,491)	(128,479)
Additions to non-real estate property	(4,181)	(2,307)
Interest capitalized for real estate under development	(7,995)	—
Interest capitalized for unconsolidated entities under development	(2,282)	(16,013)
Proceeds from disposition of real estate, net	658,760	750,433
Proceeds from disposition of unconsolidated entities	7,453	8,595
Investments in unconsolidated entities	(406,370)	(13,587)
Distributions from unconsolidated entities	26,389	16,800
Decrease (increase) in deposits on real estate acquisitions, net	53,682	(144,565)
Decrease in mortgage deposits	947	6,062
Consolidation of previously Unconsolidated Properties:
Via acquisition (net of cash acquired)	(49,183)	(827)
Via FIN 46 (cash consolidated)	3,628	—
Acquisition of Minority Interests – Partially Owned Properties	(72)	(125)
Other investing activities, net	15,357	(10,147)
Net cash (used for) provided by investing activities	(517,124)	150,333

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(7,648)	$(4,416)
Mortgage notes payable:
Proceeds	395,361	48,680
Lump sum payoffs	(395,671)	(211,240)
Scheduled principal repayments	(18,955)	(23,958)
Prepayment premiums/fees	(445)	(1,557)
Notes, net:
Proceeds	898,014	398,816
Lump sum payoffs	(475,000)	(100,000)
Scheduled principal repayments	(4,286)	(4,480)
Line of credit:
Proceeds	1,209,500	172,000
Repayments	(1,219,500)	(312,000)
(Payments on) settlement of derivative instruments	(7,346)	(12,999)
Proceeds from sale of Common Shares	5,989	5,559
Proceeds from exercise of options	44,113	50,669
Proceeds from sale of Preferred Shares	—	150,000
Redemption of Preferred Shares	—	(100,000)
Payment of offering costs	(24)	(5,273)
Contributions – Minority Interests – Partially Owned Properties	100	—
Distributions:
Common Shares	(362,244)	(353,211)
Preferred Shares	(41,006)	(55,012)
Preference Interests	(15,158)	(15,158)
Junior Preference Units	(144)	(243)
Minority Interests – Operating Partnership	(27,499)	(28,910)
Minority Interests – Partially Owned Properties	(25,249)	(2,755)
Net cash (used for) financing activities	(47,098)	(405,488)
Net increase in cash and cash equivalents	15,414	342,711
Cash and cash equivalents, beginning of period	49,579	29,875
Cash and cash equivalents, end of period	$64,993	$372,586

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003

SUPPLEMENTAL INFORMATION:

Cash paid during the period for interest	$254,863	$255,456

Valuation of OP Units issued – Other transactions	$9,087	$—

Real estate acquisitions/dispositions:

Mortgage loans assumed	$50,942	$81,024

Valuation of OP Units issued	$—	$105

Mortgage loans (assumed) by purchaser	$(16,778)	$(31,668)

Consolidation of previously Unconsolidated Properties – Via acquisition:

Investment in real estate	$(960,331)	$(34,880)

Mortgage loans assumed	$274,818	$28,084

Valuation of OP Units issued	$—	$4,231

Minority Interests – Partially Owned Properties	$445	$—

Investments in unconsolidated entities	$608,681	$1,159

Net other liabilities recorded	$27,204	$579

Consolidation of previously Unconsolidated Properties – Via FIN 46:

Investment in real estate	$(548,342)	$—

Mortgage loans consolidated	$294,722	$—

Minority Interests – Partially Owned Properties	$3,074	$—

Investments in unconsolidated entities	$234,984	$—

Net other liabilities recorded	$19,190	$—

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

EQR is the general partner of, and as of September 30, 2004 owned an approximate 93.2% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”). The Operating Partnership is, directly or indirectly, a partner, member or shareholder of numerous partnerships, limited liability companies and corporations which have been established primarily to own fee simple title to multifamily properties or to conduct property management activities and other businesses related to the ownership and operation of multifamily residential real estate.  References to the “Company” include EQR, the Operating Partnership and each of the partnerships, limited liability companies and corporations controlled by the Operating Partnership and/or EQR.

As of September 30, 2004, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 950 properties in 33 states and the District of Columbia consisting of 202,256 units.  The ownership breakdown includes:

	Properties	Units
Wholly Owned Properties	851	178,519
Partially Owned Properties (Consolidated)	40	7,445
Unconsolidated Properties	59	16,292
	950	202,256

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation.  Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

The Company has chosen to use the “Prospective Method” which requires the Company to apply the recognition provisions of SFAS No. 123 to only employee awards granted or modified after the beginning of the fiscal year in which the recognition provisions are first applied, or January 1, 2003.  Compensation expense under all of the Company’s plans is generally recognized over periods ranging from three months to five years.  Therefore, the cost related to stock-based employee compensation included in the determination of net income for both the nine months and quarters ended September 30, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period presented:

	Nine Months Ended September 30,		Quarter Ended September 30,
	2004	2003	2004	2003
	(Amounts in thousands except per share amounts)

Net income available to Common Shares – as reported	$281,025	$335,896	$74,163	$112,575
Add: Stock-based employee compensation expense included in reported net income:
Restricted/performance shares	9,399	8,157	3,143	2,911
Share options (1)	2,266	2,321	719	307
ESPP discount	1,126	1,049	188	244
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards:
Restricted/performance shares	(9,399)	(8,157)	(3,143)	(2,911)
Share options (1)	(4,207)	(5,503)	(1,201)	(1,338)
ESPP discount	(1,126)	(1,049)	(188)	(244)

Net income available to Common Shares – pro forma	$279,084	$332,714	$73,681	$111,544

Earnings per share:
Basic – as reported	$1.01	$1.24	$0.26	$0.41
Basic – pro forma	$1.00	$1.22	$0.26	$0.41

Diluted – as reported	$1.00	$1.23	$0.26	$0.41
Diluted – pro forma	$0.99	$1.22	$0.26	$0.41

(1)       Share options for the nine months ended September 30, 2003 included $1.4 million of expense recognition related to options granted in the first quarter of 2003 to the Company’s former chief executive officer.  These options vested immediately upon grant.

Other

The Company adopted FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, as required, effective March 31, 2004.  The adoption required the consolidation of all previously unconsolidated development projects.  FIN No. 46 requires the Company to consolidate the assets, liabilities and results of operations of the activities of a variable interest entity, which for the Company includes only its development partnerships, if the Company is entitled to receive a majority of the entity’s residual returns and/or is subject to a majority of the risk of loss from such entity’s activities.  As of the original formation of the respective joint ventures, the Company is considered to be the primary beneficiary and the fair value of the assets, liabilities and non-controlling interests of these development projects approximates carryover basis.  Due to the March 31, 2004 effective date, the Company has only consolidated the results of operations beginning April 1, 2004.  The adoption of FIN No. 46 did not have any effect on net income as the aggregate results of operations of these development properties were previously included in income (loss) from investments in unconsolidated entities.  See Note 4 for additional discussion.

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

With regards to the aforementioned disclosure provisions, the Company is presently the controlling partner in various consolidated partnerships consisting of 40 properties and 7,445 units having a minority interest book value of $11.1 million at September 30, 2004.  Certain of these partnerships contain provisions that require the partnerships to be liquidated through the sales of their assets upon reaching a date specified in each respective partnership agreement.  The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute proceeds of liquidation to the Minority Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of its assets warrant a distribution based on the partnership agreements.  As of September 30, 2004, the Company estimates the value of Minority Interest distributions would have been approximately $88.6 million (“Settlement Value”) had the partnerships been liquidated.  This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on September 30, 2004 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Minority Interests in the Company’s Partially Owned Properties is subject to change.  To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Minority Interests in Partially Owned Properties.

3.                                      Shareholders’ Equity and Minority Interests

The following table presents the changes in the Company’s issued and outstanding Common Shares for the nine months ended September 30, 2004:

2004

Common Shares outstanding at January 1,	277,643,885

Common Shares Issued:
Conversion of Series E Preferred Shares	854,539
Conversion of Series H Preferred Shares	3,175
Employee Share Purchase Plan	244,066
Exercise of options	1,884,369
Restricted share grants, net	527,115
Conversion of OP Units	1,609,135
Other	(199)
Common Shares outstanding at September 30,	282,766,085

The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for a partnership interest are collectively referred to as the “Minority Interests – Operating Partnership”.  The Minority Interests – Operating Partnership held 20,688,268 units of limited partnership interest (“OP Units”), representing a 6.8% interest in the Operating Partnership, at September 30, 2004.  Assuming conversion of all OP Units into Common Shares, total Common Shares outstanding at September 30, 2004 would have been 303,454,353.  Subject to certain restrictions, the Minority Interests – Operating Partnership may exchange their OP Units for EQR Common Shares on a one-for-one basis.

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

During the nine months ended September 30, 2004, the Operating Partnership issued 306,694 OP Units valued at $9.1 million to various limited partners at an average price of $29.63 per unit.

The Company’s declaration of trust authorizes the Company to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share (the “Preferred Shares”), with specific rights, preferences and other attributes as the Board of Trustees may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company’s Common Shares.

The following table presents the Company’s issued and outstanding Preferred Shares as of September 30, 2004 and December 31, 2003:

	Annual Dividend	Amounts in thousands
	Rate per Share (1)	September 30, 2004	December 31, 2003
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:

9 1/8% Series B Cumulative Redeemable Preferred; liquidation value $250 per share; 500,000 shares issued and outstanding at September 30, 2004 and December 31, 2003	$22.81252	$125,000	$125,000

9 1/8% Series C Cumulative Redeemable Preferred; liquidation value $250 per share; 460,000 shares issued and outstanding at September 30, 2004 and December 31, 2003	$22.81252	115,000	115,000

8.60% Series D Cumulative Redeemable Preferred; liquidation value $250 per share; 700,000 shares issued and outstanding at September 30, 2004 and December 31, 2003	$21.50	175,000	175,000

7.00% Series E Cumulative Convertible Preferred; liquidation value $25 per share; 1,424,565 and 2,192,490 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	$1.75	35,614	54,812

7.00% Series H Cumulative Convertible Preferred; liquidation value $25 per share; 41,834 and 44,028 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	$1.75	1,046	1,101

8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at September 30, 2004 and December 31, 2003	$4.145	50,000	50,000

6.48% Series N Cumulative Redeemable Preferred; liquidation value $250 per share; 600,000 shares issued and outstanding at September 30, 2004 and December 31, 2003	$16.20	150,000	150,000
		$651,660	$670,913

(1)          Dividends on all series of Preferred Shares are payable quarterly at various pay dates.  Dividend rates listed for Series B, C, D and N are Preferred Share rates and the equivalent Depositary Share annual dividend rates are $2.281252, $2.281252, $2.15 and $1.62, respectively.

The liquidation value and the distributions incurred for the Preference Interests and the Junior Preference Units (both as defined below) are included as separate components of Minority Interests in the consolidated balance sheets and statements of operations, respectively.

The following table presents the issued and outstanding Preference Interests as of September 30, 2004 and December 31, 2003:

	Annual Dividend		Amounts in thousands
	Rate per Unit (1)		September 30, 2004	December 31, 2003
Preference Interests:

8.00% Series A Cumulative Redeemable Preference Interests; liquidation value $50 per unit; 0 and 800,000 units issued and outstanding at September 30, 2004 and December 31, 2003, respectively		(2)	$—	$40,000

8.50% Series B Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,100,000 units issued and outstanding at September 30, 2004 and December 31, 2003	$4.25		55,000	55,000

8.50% Series C Cumulative Redeemable Preference Units; liquidation value $50 per unit; 220,000 units issued and outstanding at September 30, 2004 and December 31, 2003	$4.25		11,000	11,000

8.375% Series D Cumulative Redeemable Preference Units; liquidation value $50 per unit; 420,000 units issued and outstanding at September 30, 2004 and December 31, 2003	$4.1875		21,000	21,000

8.50% Series E Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at September 30, 2004 and December 31, 2003	$4.25		50,000	50,000

8.375% Series F Cumulative Redeemable Preference Units; liquidation value $50 per unit; 180,000 units issued and outstanding at September 30, 2004 and December 31, 2003	$4.1875		9,000	9,000

7.875% Series G Cumulative Redeemable Preference Units; liquidation value $50 per unit; 510,000 units issued and outstanding at September 30, 2004 and December 31, 2003	$3.9375		25,500	25,500

7.625% Series H Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 190,000 units issued and outstanding at September 30, 2004 and December 31, 2003	$3.8125		9,500	9,500

7.625% Series I Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 270,000 units issued and outstanding at September 30, 2004 and December 31, 2003	$3.8125		13,500	13,500

7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 230,000 units issued and outstanding at September 30, 2004 and December 31, 2003	$3.8125		11,500	11,500
			$206,000	$246,000

(1)          Dividends on all series of Preference Interests are payable quarterly on March 25th, June 25th, September 25th, and December 25th of each year.

(2)          On September 1, 2004, the Company issued an irrevocable notice to redeem for cash on October 1, 2004 all 800,000 units of its 8.00% Series A Cumulative Reedemable Preference Interests.  The liquidation value of $40.0 million was included as a separate component of rents received in advance and other liabilities at September 30, 2004.  The Company recorded the write-off of $1.1 million in original issuance costs as a premium on redemption of Preference Interests (Minority Interests) in the accompanying consolidated statements of operations.

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of September 30, 2004 and December 31, 2003:

	Annual Dividend		Amounts in thousands
	Rate per Unit (1)		September 30, 2004	December 31, 2003
Junior Preference Units:

Series A Junior Convertible Preference Units; liquidation value $100 per unit; 0 and 20,333 units issued and outstanding at September 30, 2004 and December 31, 2003, respectively		(2)	$—	$2,033

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at September 30, 2004 and December 31, 2003	$2.00		184	184
			$184	$2,217

(1)          Dividends on the Junior Preference Units are payable quarterly at various pay dates.

(2)          On June 29, 2004, 20,333 Series A Junior Preference Units issued on June 29, 1999 automatically converted to 82,977 OP Units.

4.                                      Real Estate

During the nine months ended September 30, 2004, the Company acquired the entire equity interest in eighteen properties containing 4,419 units from unaffiliated parties, inclusive of four additional units at two existing properties, for a total purchase price of $634.5 million.

During the nine months ended September 30, 2004, the Company also acquired the majority of the remaining third party equity interests it did not previously own in nineteen properties, consisting of 4,950 completed units, 315 development units completed in the second quarter of 2004 and two vacant land parcels. These properties were previously accounted for under the equity method of accounting and subsequent to each purchase were consolidated.  The Company recorded $960.3 million in investment in real estate and the following:

•             Assumed $274.8 million in mortgage debt;

•             Recorded $0.4 million of minority interest in partially owned properties;

•             Reduced investments in unconsolidated entities by $608.7 million (inclusive of $339.7 million in mortgage debt paid off prior to closing);

•             Assumed $27.2 million of other liabilities net of other assets acquired; and

•             Paid cash of $49.2 million (net of cash acquired).

As previously noted, the Company adopted FIN No. 46, as required, effective March 31, 2004.  The adoption required the consolidation of all previously unconsolidated development projects.  Accordingly, the Company consolidated five completed properties containing 1,360 units, six projects which were under development at the time and were anticipated to contain 1,592 units upon completion and various other vacant land parcels held for future development.  The Company recorded $548.3 million in investment in real estate and the following:

•             Consolidated $294.7 million in mortgage debt;

•             Recorded $3.0 million of minority interest in partially owned properties;

•             Reduced investments in unconsolidated entities by $235.0 million;

•             Consolidated $19.2 million of other liabilities net of other assets acquired; and

•             Consolidated $3.6 million of cash.

During the nine months ended September 30, 2004, the Company disposed of forty-one properties containing 11,280 units and two vacant land parcels to unaffiliated parties, inclusive of various individual condominium units, for a total sales price of $693.9 million allocated as follows:

•                  Wholly Owned Properties – 33 properties containing 9,411 units and two vacant land parcels for a total sales price of $595.2 million;

•                  Partially Owned Properties – 5 properties containing 1,446 units for a total sales price of $92.0 million; and

•                  Unconsolidated Properties – 3 properties containing 423 units for a total sales price of $6.7 million (represents the Company’s allocated share of the net disposition proceeds).

The Company recognized a net gain on sales of discontinued operations of approximately $207.7 million and a net gain on sales of unconsolidated entities of approximately $4.4 million on the above sales.

5.                                      Commitments to Acquire/Dispose of Real Estate

As of November 2, 2004, in addition to the properties that were subsequently acquired as discussed in Note 16, the Company had entered into separate agreements to acquire two multifamily properties containing 572 units from unaffiliated parties.  The Company expects a purchase price of approximately $53.9 million.

As of November 2, 2004, in addition to the properties that were subsequently disposed of as discussed in Note 16, the Company had entered into separate agreements to dispose of nine multifamily properties containing 2,136 units and one vacant land parcel to unaffiliated parties.  The Company expects a combined disposition price of approximately $153.0 million.

The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

6.                                      Investments in Unconsolidated Entities

The Company has co-invested in various properties with unrelated third parties which are accounted for under the equity method of accounting.  The following table summarizes the Company’s investments in unconsolidated entities as of September 30, 2004 (amounts in thousands except for project and unit amounts):

	Institutional Joint Ventures	Lexford/Other	Totals

Total projects	45	13	58	(1)

Total units	10,846	1,645	12,491	(1)

Company’s ownership percentage of outstanding debt	25.0%	11.1%

Company’s share of outstanding debt (2)	$121,200	$3,284	$124,484

(1)          Totals exclude Fort Lewis Military Housing consisting of one property and 3,801 units, which is not accounted for under the equity method of accounting, but is included in the Company’s property/unit counts at September 30, 2004.

(2)          All debt is non-recourse to the Company.

7.                                      Deposits - Restricted

As of September 30, 2004, deposits-restricted totaled $83.7 million and primarily included the following:

•                  Deposits in the amount of $12.5 million held in third party escrow accounts to provide collateral for third party construction financing in connection with partially owned (consolidated) development projects; and

•                  Approximately $71.2 million for resident security, utility, and other deposits.

8.                                      Mortgage Notes Payable

As of September 30, 2004, the Company had outstanding mortgage indebtedness of approximately $3.3 billion.

During the nine months ended September 30, 2004, the Company:

•                  Repaid $414.6 million of mortgage loans;

•                  Assumed/consolidated $620.5 million of mortgage debt on certain properties in connection with their acquisition and/or consolidation;

•                  Obtained $395.4 million of mortgage loans on certain properties; and

•                  Was released from $16.8 million of mortgage debt assumed by the purchaser on disposed properties.

As of September 30, 2004, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through January 1, 2035.  At September 30, 2004, the interest rate range on the Company’s mortgage debt was 1.58% to 12.465%.  During the nine months ended September 30, 2004, the weighted average interest rate on the Company’s mortgage debt was 5.42%.

9.                                      Notes

As of September 30, 2004, the Company had outstanding unsecured notes of approximately $3.1 billion.

During the nine months ended September 30, 2004, the Company:

•                  Issued $300.0 million of five-year 4.75% fixed rate public notes, receiving net proceeds of $296.8 million;

•                  Issued $500.0 million of ten-year 5.25% fixed rate public notes, receiving net proceeds of $496.1 million;

•                  Repaid $375.0 million of fixed rate public notes at maturity; and

•                  Obtained an unsecured floating rate loan with a total commitment of $300.0 million and an initial borrowing of $100.0 million on July 15, 2004.  This loan was paid off in full and terminated on September 14, 2004.

As of September 30, 2004, scheduled maturities for the Company’s outstanding notes were at various dates through 2029.  At September 30, 2004, the interest rate range on the Company’s notes was 4.75% to 7.75%.  During the nine months ended September 30, 2004, the weighted average interest rate on the Company’s notes was 6.28%.

10.                               Line of Credit

The Operating Partnership has a revolving credit facility with potential borrowings of up to $700.0 million.  As of September 30, 2004, no amounts were outstanding and $65.2 million was restricted (dedicated to support letters of credit and not available for borrowing) on the credit facility.  During the nine months ended September 30, 2004, the weighted average interest rate was 1.63%.  EQR has guaranteed the Operating Partnership’s credit facility up to the maximum amount and for the full term of the facility.

11.                               Derivative Instruments

The following table summarizes the consolidated derivative instruments at September 30, 2004 (dollar amounts are in thousands):

	Cash Flow Hedges	Fair Value Hedges	Offsetting Receive Floating Swaps/Caps	Offsetting Pay Floating Swaps/Caps	Development Cash Flow Hedges
Current Notional Balance	$150,000	$490,000	$255,069	$255,069	$2,057
Lowest Possible Notional	$150,000	$490,000	$91,052	$91,052	$2,057
Highest Possible Notional	$150,000	$490,000	$255,069	$255,069	$15,182
Lowest Interest Rate	3.68%	3.25%	6.00%	6.00%	3.5%
Highest Interest Rate	3.68%	7.25%	6.00%	6.00%	3.5%
Earliest Maturity Date	2005	2005	2007	2007	2005
Latest Maturity Date	2005	2009	2007	2007	2005
Estimated Asset (Liability) Fair Value	$(2,882)	$(2,608)	$77	$(77)	$2

During the nine months ended September 30, 2004, the Company paid approximately $3.3 million to terminate five development interest rate swaps in conjunction with the repayment of the respective construction mortgage loans.  The Company recognized a $1.9 million loss in connection with these terminations (included in loss from investments in unconsolidated entities as the losses occurred prior to the acquisition and/or consolidation of the respective development properties – see further discussion in Notes 2 and 4).  The Company also paid approximately $0.5 million to terminate two forward starting swaps in conjunction with the issuance of $300.0 million of five-year unsecured notes.  The $0.5 million cost has been deferred and will be recognized as additional interest expense over the five-year life of the unsecured notes.  The Company also paid approximately $3.5 million to terminate ten forward starting swaps in conjunction with the issuance of $500.0 million of ten-year unsecured notes.  Approximately $3.3 million of the $3.5 million cost has been deferred and will be recognized as additional interest expense over the ten-year life of the unsecured notes.

On September 30, 2004, the net derivative instruments were reported at their fair value as other assets of approximately $2.7 million and as other liabilities of approximately $8.2 million.  As of September 30, 2004, there were approximately $22.7 million in deferred losses, net, included in accumulated other comprehensive loss.  Based on the estimated fair values of the net derivative instruments at September 30, 2004, the Company may recognize an estimated $5.6 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending September 30, 2005.

12.                               Earnings Per Share

The following tables set forth the computation of net income per share – basic and net income per share – diluted:

	Nine Months Ended September 30,		Quarter Ended September 30,
	2004	2003	2004	2003
	(Amounts in thousands except per share amounts)

Numerator for net income per share – basic:
Income from continuing operations	$110,580	$136,840	$29,003	$44,677
Preferred distributions	(40,671)	(57,713)	(13,346)	(19,564)
Allocation of Minority Interests – Operating Partnership to discontinued operations	14,820	19,386	4,031	6,577

Income from continuing operations available to Common Shares, net of allocation of Minority Interests – Operating Partnership	84,729	98,513	19,688	31,690
Net gain on sales of discontinued operations, net of allocation of Minority Interests – Operating Partnership	193,076	202,442	54,371	72,119
Discontinued operations, net of allocation of Minority Interests –Operating Partnership	3,220	34,941	104	8,766

Numerator for net income per share – basic	$281,025	$335,896	$74,163	$112,575

Numerator for net income per share – diluted:
Income from continuing operations	$110,580	$136,840	$29,003	$44,677
Preferred distributions	(40,671)	(57,713)	(13,346)	(19,564)
Effect of dilutive securities:
Allocation to Minority Interests – Operating Partnership	21,223	27,434	5,485	9,153

Income from continuing operations available to Common Shares	91,132	106,561	21,142	34,266
Net gain on sales of discontinued operations	207,653	218,975	58,394	77,983
Discontinued operations, net	3,463	37,794	112	9,479

Numerator for net income per share – diluted	$302,248	$363,330	$79,648	$121,728

Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	278,876	271,622	280,167	272,787

Effect of dilutive securities:
OP Units	21,053	22,278	20,733	22,245
Share options/restricted shares	2,810	2,284	3,128	2,909

Denominator for net income per share – diluted	302,739	296,184	304,028	297,941

Net income per share – basic	$1.01	$1.24	$0.26	$0.41

Net income per share – diluted	$1.00	$1.23	$0.26	$0.41

	Nine Months Ended September 30,		Quarter Ended September 30,
	2004	2003	2004	2003
	(Amounts in thousands except per share amounts)

Net income per share – basic:
Income from continuing operations available to Common Shares	$0.31	$0.36	$0.07	$0.12
Net gain on sales of discontinued operations	0.69	0.75	0.19	0.26
Discontinued operations, net	0.01	0.13	—	0.03

Net income per share – basic	$1.01	$1.24	$0.26	$0.41

Net income per share – diluted:
Income from continuing operations available to Common Shares	$0.30	$0.36	$0.07	$0.12
Net gain on sales of discontinued operations	0.69	0.74	0.19	0.26
Discontinued operations, net	0.01	0.13	—	0.03

Net income per share – diluted	$1.00	$1.23	$0.26	$0.41

Convertible preferred shares/units that could be converted into 3,462,296 and 14,932,069 weighted average Common Shares for the nine months ended September 30, 2004 and 2003, respectively, and 3,298,945 and 14,911,158 weighted average Common Shares for the quarters ended September 30, 2004 and 2003, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

13.                               Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of on or after January 1, 2002 (the date of adoption of SFAS No. 144).

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during the nine months and quarters ended September 30, 2004 and 2003.

	Nine Months Ended September 30,		Quarter Ended September 30,
	2004	2003	2004	2003
	(Amounts in thousands)
REVENUES
Rental income	$29,807	$153,659	$4,297	$42,255
Total revenues	29,807	153,659	4,297	42,255

EXPENSES (1)
Property and maintenance	15,615	53,318	3,248	15,449
Real estate taxes and insurance	3,349	16,051	582	4,105
Property management	73	103	43	(9)
Depreciation	6,264	40,790	151	11,354
Total expenses	25,301	110,262	4,024	30,899

Discontinued operating income	4,506	43,397	273	11,356

Interest and other income	96	188	28	56
Interest:
Expense incurred, net	(752)	(5,152)	(163)	(1,620)
Amortization of deferred financing costs	(387)	(639)	(26)	(313)

Discontinued operations, net	$3,463	$37,794	$112	$9,479

(1)            Includes expenses paid in the current period for properties sold in prior periods related to the Company’s period of ownership.

For the properties sold during the nine months ended September 30, 2004, the investment in real estate, net and the mortgage notes payable balances at December 31, 2003 were $383.0 million and $69.6 million, respectively.

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

The Company is a party to a class action lawsuit in Florida alleging that several of the types of fees that the Company charged when residents breached their leases were illegal, as were all efforts to collect them.  The case was bench-tried during August 2004 in Palm Beach County.  The Company does not know when a ruling will be issued on the merits.  Any such ruling cannot take the form of a final judgment because the Company’s appeal of an earlier order certifying the class remains undecided.  Due to the uncertainty of many critical factual and legal issues, including the viability of the case as a class action, it is not possible to determine or predict the ultimate outcome of this matter.  While no assurances can be given, the Company does not believe that this lawsuit, if adversely determined, will have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against the Company which, individually or in the aggregate, reasonably may be expected to have a material adverse effect on the Company.

During the quarter ended September 30, 2004, the Company established a reserve and recorded a corresponding expense of $14.1 million in estimated uninsured property damage at certain of its properties primarily located in Florida caused by Hurricanes Charley, Frances, Ivan and Jeanne (included in rents received in advance and other liabilities and real estate taxes and insurance expense on the consolidated balance sheets and statements of operations, respectively).  Of this amount, approximately $0.5 million had been paid through September 30, 2004.

As of September 30, 2004, the Company has four consolidated partially owned projects with development partners in various stages of development with estimated completion dates ranging through March 31, 2006. The three development agreements currently in place have the following key terms:

•                  The first development partner has the right, at any time following completion of a project, to stipulate a value for such project and offer to sell its interest in the project to the Company based on such value.  If the Company chooses not to purchase the interest, it must agree to a sale of the project to an unrelated third party at such value.  The Company’s partner must exercise this right as to all projects within five years after the receipt of the final certificate of occupancy on the last developed property.  In connection with this development agreement, the Company has an obligation to provide up to $40.0 million in credit enhancements to guarantee a portion of the third party construction financing.  As of November 2, 2004, the Company had set-aside $5.5 million towards this credit enhancement.  The Company would be required to perform under this agreement only if there was a material default under a third party construction mortgage agreement.  This agreement expires no later than December 31, 2018.  Notwithstanding the termination of the agreement, the Company shall have recourse against its development partner for any losses incurred.

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

In connection with one of its mergers, the Company provided a guaranty of a credit enhancement agreement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project.  The Company has the obligation to provide this guaranty for a period of eight years from the consummation of the merger or through May 2005.  The Company would be required to perform under this agreement only if there was a draw on the letter of credit issued by the credit enhancement party.  The counterparty has also agreed to indemnify the Company for any losses suffered.  As of September 30, 2004, this guaranty was still in effect at a commitment amount of $12.7 million and no current outstanding liability.

15.                               Reportable Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management.  Senior management decides how resources are allocated and assesses performance on a monthly basis.

The Company’s primary business is owning, managing, and operating multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents and includes Equity Corporate Housing (“ECH”).  Senior management evaluates the performance of each of our apartment communities on an individual basis; however, each of our apartment communities has similar economic characteristics, residents, and products and services so they have been aggregated into one reportable segment.  The Company’s rental real estate segment comprises approximately 99.4% and 99.2% of total revenues for the nine months ended September 30, 2004 and 2003, respectively, and approximately 99.5% and 99.3% of total revenues for the quarters ended September 30, 2004 and 2003, respectively.  The Company’s rental real estate segment comprises approximately 99.8% and 99.7% of total assets at September 30, 2004 and December 31, 2003, respectively.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations).  The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities.  Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance.  The following table presents the NOI from our rental real estate for the nine months and quarters ended September 30, 2004 and 2003:

	Nine Months Ended September 30,		Quarter Ended September 30,
	2004	2003	2004	2003
	(Amounts in thousands)

Rental income	$1,417,819	$1,290,925	$489,185	$435,688
Property and maintenance expense	(396,469)	(352,093)	(141,561)	(121,302)
Real estate taxes and insurance expense	(171,768)	(139,145)	(66,749)	(46,680)
Property management expense	(56,093)	(48,450)	(18,682)	(16,256)

Net operating income	$793,489	$751,237	$262,193	$251,450

The Company’s fee and asset management activity is immaterial and does not meet the threshold requirements of a reportable segment as provided for in SFAS No. 131.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the nine months ended September 30, 2004 or 2003.

16.                               Subsequent Events/Other

Subsequent to September 30, 2004 and through November 2, 2004, the Company:

•                  Acquired three properties consisting of 932 units for approximately $168.4 million and assumed $21.5 million in mortgage debt on one of these properties;

•                  Disposed of six properties (including one Unconsolidated Property) and various individual condominium units consisting of 1,037 units for approximately $66.9 million;

•                  Repaid $40.0 million of 6.875% fixed rate public notes at maturity;

•                  Redeemed on October 1, 2004 $40.0 million of Series A Cumulative Redeemable Preference Interests that were irrevocably called for redemption on September 1, 2004;

•                  Repaid $10.8 million of mortgage debt; and

•                  Obtained $11.0 million in new mortgage debt.

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

Results of Operations

The following table summarizes the number of properties and related units for the periods presented:

	Properties	Units	Purchase / (Sale) Price $ Millions
At December 31, 2002	1,039	223,591
Q1/Q2/Q3 2003 Acquisitions	8	2,678	$389.7
Q1/Q2/Q3 2003 Dispositions:
Rental Properties	(63)	(15,683)	$(763.0)
Condominium Units	—	(313)	$(40.2)
Q1/Q2/Q3 2003 Completed Developments	6	1,745
Q1/Q2/Q3 2003 Unit Configuration Changes	—	129
At September 30, 2003	990	212,147
Q4 2003 Acquisitions	9	2,522	$294.4
Q4 2003 Dispositions:
Rental Properties	(32)	(7,392)	$(400.1)
Condominium Units	(1)	(98)	$(14.6)
Q4 2003 Completed Developments	2	367
Q4 2003 Unit Configuration Changes	—	(40)
At December 31, 2003	968	207,506
YTD 2004 Acquisitions	18	4,419	$634.5
YTD 2004 Dispositions:
Rental Properties	(39)	(10,759)	$(585.6)
Condominium Units	(2)	(521)	$(80.4)
Vacant Land	—	—	$(27.9)
YTD 2004 Completed Developments	5	1,565
YTD 2004 Unit Configuration Changes	—	46
At September 30, 2004	950	202,256

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

Properties that the Company owned for the entire nine month periods ended September 30, 2004 as well as September 30, 2003 (the “Nine-Month 2004 Same Store Properties”), which represented 165,905 units and properties that the Company owned for all of both the quarters ended September 30, 2004 and September 30, 2003 (the “Third Quarter 2004 Same Store Properties”), which represented 168,063 units, also impacted the Company’s results of operations.  Both the Nine-Month 2004 Same Store Properties and Third Quarter 2004 Same Store Properties are discussed in the following paragraphs.

The Company’s acquisition, disposition, completed development and consolidation of previously unconsolidated property activities also impacted overall results of operations for the nine months and quarters ended September 30, 2004 and 2003.  The Company adopted FIN 46, as required, effective March 31, 2004.  See Notes 2 and 4 in the Notes to Consolidated Financial Statements for further discussion.  The impacts of these activities are also discussed in greater detail in the following paragraphs.

Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003

For the nine months ended September 30, 2004, income from continuing operations decreased by approximately $26.3 million when compared to the nine months ended September 30, 2003.  During the nine months ended September 30, 2004, the Company established a reserve and recorded a corresponding expense of $14.1 million in estimated uninsured property damage at certain of its properties primarily located in Florida caused by Hurricanes Charley, Frances, Ivan and Jeanne.  Of this amount, approximately $0.5 million had been paid through September 30, 2004.

Nine-Month 2004 Same Store Properties revenues increased $8.4 million primarily as a result of lower concessions provided residents and a slight increase in occupancy rates.  Nine-Month 2004 Same Store Properties expenses increased $17.1 million primarily due to higher payroll, utility costs and real estate taxes.  The following tables provide comparative revenue, expense, NOI and weighted average occupancy for the Nine-Month 2004 Same Store Properties:

September YTD 2004 vs. September YTD 2003

YTD over YTD Same-Store Results

$ in Millions – 165,905 Same-Store Units

Description	Revenues	Expenses (1)	NOI

YTD 2004	$1,230.1	$500.0	$730.1
YTD 2003	$1,221.7	$482.9	$738.8
Change	$8.4	$17.1	$(8.7)
Change	0.7%	3.5%	(1.2)%

(1)  September YTD 2004 expenses exclude the uninsured property damage caused by Hurricanes Charley, Frances, Ivan and Jeanne.

Same-Store Occupancy Statistics

YTD 2004	93.3%
YTD 2003	93.1%
Change	0.2%

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Nine-Month 2004 Same Store Properties:

	Nine Months Ended September 30,
	2004	2003
	(Amounts in millions)

Operating income	$399.3	$412.4
Adjustments:
Insurance (hurricane property damage)	14.1	—
NOI for properties not in same store	(77.6)	(12.4)
Fee and asset management revenue	(8.8)	(11.0)
Fee and asset management expense	6.4	5.5
Depreciation	361.6	314.1
General and administrative	35.1	29.3
Impairment on technology investments	—	0.9
Same store NOI	$730.1	$738.8

For properties that the Company acquired prior to January 1, 2003 and expects to continue to own through December 31, 2004, the Company anticipates the following same store results for the full year ending December 31, 2004:

2004 Same Store Assumptions

Physical Occupancy	93.0%
Revenue Change	0.9%
Expense Change	3.8%
NOI Change	(1.1)%
Acquisitions	$900 million
Dispositions	$800 million

These 2004 assumptions are based on current expectations and are forward-looking.

Rental income from properties other than Nine-Month 2004 Same Store Properties increased by approximately $118.5 million primarily as a result of new properties acquired in 2003 and 2004 and the consolidation of all previously unconsolidated development projects.

Fee and asset management revenues, net of fee and asset management expenses, decreased by $3.0 million primarily as a result of lower income earned from Ft. Lewis and managing fewer properties for third parties and unconsolidated entities.  As of September 30, 2004 and 2003, the Company managed 17,714 units and 18,897 units, respectively, for third parties and unconsolidated entities.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to third party management companies.  These expenses increased by approximately $7.6 million or 15.8%.  This increase is primarily attributable to higher payroll costs, including bonuses and long-term compensation costs as well as severance costs for certain employees.  In addition, the property management company experienced slightly higher costs for travel, temporary help, internal conferences and legal and professional fees.

Depreciation expense, which includes depreciation on non-real estate assets, increased $47.5 million primarily as a result of the consolidation of all previously unconsolidated projects and properties acquired after September 30, 2003, many of which had significantly higher per unit acquisition costs than properties previously acquired, and also due to additional depreciation on capital expenditures for all properties owned.

General and administrative expenses, which include corporate operating expenses, increased approximately $5.8 million between the periods under comparison.  This increase was primarily due to the costs of consulting services rendered partially offset by $1.4 million of immediate expense recognition related to options granted in the first quarter of 2003 to the Company’s former chief executive officer.  The Company anticipates that general and administrative expenses could approximate up to $47.0 million for the full year ending December 31, 2004 (an increase of approximately $8.2 million compared to 2003) as a result of consulting services contracted to enhance resident satisfaction/retention, unit pricing and expense procurement/reduction.  The Company believes that these additional expenditures may be more than offset by increased rental revenues and/or reduced operating expenses in future years.  The above assumptions are based on current expectations and are forward-looking.

Interest and other income decreased by approximately $5.5 million, primarily as a result of lower balances available for investments including deposits in tax deferred exchange accounts and collateral agreements related to development projects.

Interest expense, including amortization of deferred financing costs, increased approximately $9.8 million.  During the nine months ended September 30, 2004, the Company capitalized interest costs of approximately $10.3 million as compared to $16.0 million for the nine months ended September 30, 2003.  This capitalization of interest primarily related to equity investments in Partially Owned Properties (consolidated) engaged in development activities.  The effective interest cost on all indebtedness for the nine months ended September 30, 2004 was 5.86% as compared to 6.37% for the nine months ended September 30, 2003.

Loss from investments in unconsolidated entities increased approximately $3.9 million between the periods under comparison.  This increase is primarily the result of realized losses on the settlement of derivative instruments (See Note 11 in the Notes to Consolidated Financial Statements).

Net gain on sales of discontinued operations decreased approximately $11.3 million between the periods under comparison.  This decrease is primarily the result of a lower number of properties sold during the nine months ended September 30, 2004 as compared to the same period in 2003.

Discontinued operations, net, decreased approximately $34.3 million between the periods under comparison.  The decrease in revenues and expenses between periods results from the timing, size and number of properties sold.  Any property sold after September 30, 2003 includes a full period’s results in the nine-months of 2003 but minimal to no results in the nine-months of 2004.  See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the quarter ended September 30, 2004 to the quarter ended September 30, 2003

For the quarter ended September 30, 2004, income from continuing operations decreased by approximately $15.7 million when compared to the quarter ended September 30, 2003.  During the quarter ended September 30, 2004, the Company established a reserve and recorded a corresponding expense of $14.1 million in estimated uninsured property damage at certain of its properties primarily located in Florida caused by Hurricanes Charley, Frances, Ivan and Jeanne.  Of this amount, $0.5 million had been paid through September 30, 2004.

Third Quarter 2004 Same Store Properties revenues increased $6.4 million primarily as a result of lower concessions provided residents.  Third Quarter 2004 Same Store Properties expenses increased $7.3 million primarily due to higher payroll, utility and real estate tax costs.  The following tables provide comparative revenue, expense, NOI and weighted average occupancy for the Third Quarter 2004 Same Store Properties:

Third Quarter 2004 vs. Third Quarter 2003
Quarter over Quarter Same-Store Results

$ in Millions – 168,063 Same-Store Units

Description	Revenues	Expenses (1)	NOI

Q3 2004	$421.5	$174.7	$246.8
Q3 2003	$415.1	$167.4	$247.7
Change	$6.4	$7.3	$(0.9)
Change	1.5%	4.4%	(0.4)%

(1)  Third Quarter 2004 expenses exclude the uninsured property damage caused by Hurricanes Charley, Frances, Ivan and Jeanne.

Same-Store Occupancy Statistics

Q3 2004	93.5%
Q3 2003	93.5%
Change	0.0%

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Third Quarter 2004 Same Store Properties:

	Quarter Ended September 30,
	2004	2003
	(Amounts in millions)

Operating income	$124.4	$137.1
Adjustments:
Insurance (hurricane property damage)	14.1	—
NOI for properties not in same store	(29.5)	(3.8)
Fee and asset management revenue	(2.3)	(3.1)
Fee and asset management expense	2.1	1.9
Depreciation	126.0	106.2
General and administrative	12.0	9.1
Impairment on technology investments	—	0.3
Same store NOI	$246.8	$247.7

Rental income from properties other than Third Quarter 2004 Same Store Properties increased by approximately $47.1 million primarily as a result of new properties acquired in 2003 and 2004 and the consolidation of all previously unconsolidated development projects.

Fee and asset management revenues, net of fee and asset management expenses, decreased by $1.0 million primarily as a result of lower income earned from Ft. Lewis and managing fewer properties for third parties and unconsolidated entities.  As of September 30, 2004 and 2003, the Company managed 17,714 units and 18,897 units, respectively, for third parties and unconsolidated entities.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to third party management companies.  These expenses increased by approximately $2.4 million or 14.9%.  This increase is primarily attributable to higher payroll costs, including bonuses and long-term compensation costs, travel, marketing and temporary contractor costs.

Depreciation expense, which includes depreciation on non-real estate assets, increased $19.8 million primarily as a result of the consolidation of all previously unconsolidated projects and properties acquired after September 30, 2003, many of which had significantly higher per unit acquisition costs than properties previously acquired, and additional depreciation on capital expenditures for all properties owned.

General and administrative expenses, which include corporate operating expenses, increased approximately $2.9 million between the periods under comparison.  This increase was primarily due to the cost of consulting services contracted to enhance resident satisfaction/retention, unit pricing and expense procurement/reduction.

Interest and other income decreased by approximately $3.4 million, primarily as a result of lower balances available for investments including deposits in tax deferred exchange accounts and collateral agreements related to development projects.

Interest expense, including amortization of deferred financing costs, increased approximately $5.0 million.  During the quarter ended September 30, 2004, the Company capitalized interest costs of approximately $3.4 million as compared to $5.1 million for the quarter ended September 30, 2003.  This capitalization of interest primarily related to equity investments in Partially Owned Properties (consolidated) engaged in development activities.  The effective interest cost on all indebtedness for the quarter ended September 30, 2004 was 5.69% as compared to 6.32% for the quarter ended September 30, 2003.

Income from investments in unconsolidated entities increased approximately $2.2 million between the periods under comparison.  This increase is primarily the result of the consolidation of previously unconsolidated projects during the first quarter of 2004.

Net gain on sales of discontinued operations decreased approximately $19.6 million between the periods under comparison.  This decrease is primarily the result of a lower number of properties sold during the quarter ended September 30, 2004 as compared to the same period in 2003.

Discontinued operations, net, decreased approximately $9.4 million between the periods under comparison.  The decrease in revenues and expenses between periods results from the timing, size and number of properties sold.  Any property sold after September 30, 2003 includes a full quarter’s results in the third quarter of 2003 but minimal to no results in the third quarter of 2004.  See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

As of January 1, 2004, the Company had approximately $49.6 million of cash and cash equivalents and $633.3 million available under its revolving credit facility (net of $56.7 million which was restricted/dedicated to support letters of credit and not available for borrowing).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at September 30, 2004 was approximately $65.0 million and the amount available on the Company’s revolving credit facility was $634.8 million (net of $65.2 million which was restricted/dedicated to support letters of credit and not available for borrowing).

During the nine months ended September 30, 2004, the Company generated and/or obtained cash from various transactions, which included the following:

•      Disposed of forty-one properties (including three Unconsolidated Properties and various individual condominium units) and received net proceeds of approximately $666.2 million;

•      Obtained $496.1 million in net proceeds from the issuance of $500.0 million of ten-year 5.25% fixed rate public notes;

•      Obtained $395.4 million in new mortgage financing;

•      Obtained $296.8 million in net proceeds from the issuance of $300.0 million of five-year 4.75% fixed rate public notes;

•      Obtained $100.0 million from an unsecured floating rate loan; and

•      Issued approximately 2.1 million Common Shares and received net proceeds of $50.1 million.

During the nine months ended September 30, 2004, the above proceeds were primarily utilized to:

•      Invest $406.4 million primarily in previously unconsolidated development projects prior to their consolidation (inclusive of $339.7 million in mortgage debt paid off prior to consolidation);

•      Acquire eighteen properties, and four additional units at two existing properties, utilizing cash of $585.2 million;

•      Repay $475.0 million of unsecured notes;

•      Repay $414.6 million of mortgage loans; and

•      Acquire the minority interests in fifteen previously unconsolidated development properties, two vacant land parcels and four other properties for $53.4 million in cash (prior to consideration of cash acquired of $4.2 million).

Depending on its analysis of market prices, economic conditions, and other opportunities for the investment of available capital, the Company may repurchase up to an additional $85.0 million of its Common Shares pursuant to its existing share buyback program authorized by the Board of Trustees.  The Company did not repurchase any of its Common Shares during the nine months ended September 30, 2004.

The Company’s total debt summary and debt maturity schedule as of September 30, 2004, are as follows:

Debt Summary

	$ Millions (1)	Weighted Average Rate (1)
Secured	$3,274	5.42%
Unsecured	3,072	5.83%
Total	$6,346	5.62%

Fixed Rate	$5,104	6.50%
Floating Rate	1,242	2.18%
Total	$6,346	5.62%

Above Totals Include:
Tax Exempt:
Fixed	$327	4.36%
Floating	562	1.59%
Total	$889	2.60%

Unsecured Revolving Credit Facility	$—	—

(1) Net of the effect of any derivative instruments.

Debt Maturity Schedule as of September 30, 2004

Year	$ Millions	% of Total
2004	$137	2.2%
2005 (1)	639	10.1%
2006 (2)	475	7.5%
2007	444	7.0%
2008	627	9.9%
2009	840	13.2%
2010	211	3.3%
2011	706	11.1%
2012	456	7.2%
2013+	1,811	28.5%
Total	$6,346	100.0%

(1)  Includes $300 million of unsecured debt with a final maturity of 2015 that is putable/callable in2005.

(2)  Includes $150 million of unsecured debt with a final maturity of 2026 that is putable in 2006.

In June 2003, the Operating Partnership filed and the SEC declared effective a Form S-3 registration statement to register $2.0 billion of debt securities.  In addition, the Operating Partnership carried over $280.0 million related to a prior registration statement.  As of November 2, 2004, $1.48 billion in debt securities remained available for issuance under this registration statement.

In February 1998, the Company filed and the SEC declared effective a Form S-3 registration statement to register $1.0 billion of equity securities.  In addition, the Company carried over $272.4 million related to a prior registration statement.  As of November 2, 2004, $956.5 million in equity securities remained available for issuance under this registration statement.

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of September 30, 2004 is presented in the following table.  The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all OP Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange; (ii) the “Common Share Equivalent” of all convertible preferred shares and preference interests/units; and (iii) the liquidation value of all perpetual preferred shares and preference interests outstanding.

Capitalization as of September 30, 2004

Total Debt		$6,345,918,729

Common Shares & OP Units	303,454,353
Common Share Equivalents (see below)	2,657,519
Total outstanding at quarter-end	306,111,872
Common Share Price at September 30, 2004	$31.00
		9,489,468,032
Perpetual Preferred Shares Liquidation Value		615,000,000
Perpetual Preference Interests Liquidation Value		171,500,000
Total Market Capitalization		$16,621,886,761

Total Debt/Total Market Capitalization		38%

Convertible Preferred Shares, Preference Interests and Junior Preference Units as of September 30, 2004

	Shares/Units	Conversion Ratio	Common Share Equivalents
Preferred Shares:
Series E	1,424,565	1.1128	1,585,256
Series H	41,834	1.4480	60,576
Preference Interests:
Series H	190,000	1.5108	287,052
Series I	270,000	1.4542	392,634
Series J	230,000	1.4108	324,484
Junior Preference Units:
Series B	7,367	1.020408	7,517

Total			2,657,519

The Company’s policy is to maintain a ratio of consolidated debt-to-total market capitalization of less than 50%.

From October 1, 2004 through November 2, 2004, the Company:

•      Acquired three properties consisting of 932 units for approximately $168.4 million and assumed $21.5 million in mortgage debt on one of these properties;

•      Disposed of six properties (including one Unconsolidated Property) and various individual condominium units consisting of 1,037 units for approximately $66.9 million;

•      Repaid $40.0 million of 6.875% fixed rate public notes at maturity;

•      Redeemed on October 1, 2004 $40.0 million of Series A Cumulative Redeemable Preference Interests that were irrevocably called for redemption on September 1, 2004;

•      Repaid $10.8 million of mortgage debt; and

•      Obtained $11.0 million in new mortgage debt.

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

For the nine months ended September 30, 2004, our actual improvements to real estate totaled approximately $150.5 million.  This includes the following detail (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate
For the Nine Months Ended September 30, 2004

	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit
Established Properties (2)	157,049	$43,919	$280	$69,156	$440	$113,075	$720

New Acquisition Properties (3)	19,998	2,791	170	7,127	434	9,918	604

Other (4)	8,917	10,479		17,019		27,498

Total	185,964	$57,189		$93,302		$150,491

(1)   Total units exclude 16,292 unconsolidated units.

(2)   Wholly Owned Properties acquired prior to January 1, 2002.

(3)   Wholly Owned Properties acquired during 2002, 2003 and 2004.  Per unit amounts are based on a weighted average of 16,434 units.

(4)   Includes properties either Partially Owned or sold during the period, commercial space, condominium conversions and $4.5 million included in building improvements spent on nine specific assets related to major renovations and repositioning of these assets.

The Company expects to fund approximately $25.0 million for capital expenditures for replacements and building improvements for all consolidated properties for the remainder of 2004.

During the nine months ended September 30, 2004, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, was approximately $4.2 million.  The Company expects to fund approximately $1.9 million in total additions to non-real estate property for the remainder of 2004.

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

See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at September 30, 2004.

Other

Minority Interests as of September 30, 2004 decreased by $64.5 million when compared to December 31, 2003.  The primary factors that impacted this account in the Company’s consolidated statements of operations and balance sheets during the nine months ended September 30, 2004 were:

•      Distributions declared to Minority Interests, which amounted to $27.0 million (excluding Junior Preference Unit and Preference Interest distributions);

•      The allocation of income from operations to holders of OP Units in the amount of $21.2 million;

•      The issuance of 306,694 OP Units to various limited partners at an average price of $29.63 per unit;

•      The redemption of 800,000 Series A Cumulative Redeemable Preference Interests with a liquidation value of $40.0 million and a premium on redemption of $1.1 million (see Note 3 in the Notes to Consolidated Financial Statements for further discussion);

•      The issuance of Common Shares; and

•      The conversion of OP Units into Common Shares.

Total distributions paid in October 2004 amounted to $143.5 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the third quarter ended September 30, 2004.

The Operating Partnership expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its revolving credit facility.  The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions.  The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties.  In addition, the Company has certain unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $14.7 billion in investment in real estate on the Company’s balance sheet at September 30, 2004, $8.8 billion, or 59.9%, was unencumbered.

The Operating Partnership has a revolving credit facility with potential borrowings of up to $700.0 million.  This facility matures in May 2005 and may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements.  As of November 2, 2004, $250.0 million was outstanding under this facility (and $70.2 million was restricted and dedicated to support letters of credit).

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

•      Lexford/Other – As of September 30, 2004, the Company has ownership interests in thirteen properties containing 1,645 units acquired in a prior merger.  The current weighted average ownership percentage is 11.1%.  The Company’s strategy with respect to these interests is either to acquire a majority ownership or sell the Company’s interest.

As of September 30, 2004, the Company has four consolidated partially owned projects with development partners in various stages of development with estimated completion dates ranging through March 31, 2006. The three development agreements currently in place have the following key terms:

•      The first development partner has the right, at any time following completion of a project, to stipulate a value for such project and offer to sell its interest in the project to the Company based on such value.  If the Company chooses not to purchase the interest, it must agree to a sale of the project to an unrelated third party at such value.  The Company’s partner must exercise this right as to all projects within five years after the receipt of the final certificate of occupancy on the last developed property.  In connection with this development partner, the Company has an obligation to provide up to $40.0 million in credit enhancements to guarantee a portion of the third party construction financing.  As of November 2, 2004, the Company had set-aside $5.5 million towards this credit enhancement.  The Company would be required to perform under this agreement only if there was a material default under a third party construction mortgage agreement.  This agreement expires no later than December 31, 2018.  Notwithstanding the termination of the agreement, the Company shall have recourse against its development partner for any losses incurred.

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

In connection with one of its mergers, the Company provided a guaranty of a credit enhancement agreement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project.  The Company has the obligation to provide this guaranty for a period of eight years from the consummation of the merger or through May 2005.  The Company would be required to perform under this guaranty only if there was a draw on the letter of credit issued by the credit enhancement party.  The counterparty has also agreed to indemnify the Company for any losses suffered.  As of November 2, 2004, this guaranty was still in effect at a commitment amount of $12.7 million and no outstanding liability.

See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in unconsolidated entities.

The Company’s contractual obligations for the next five years and thereafter have not changed materially from the amounts and disclosures included in its annual report on Form 10-K, other than as it relates to the assumption or consolidation of mortgages on various completed and uncompleted development properties, repayments and releases of mortgages and notes at scheduled maturity or upon disposition of the underlying properties and new issuances of mortgages and notes.  See the updated debt maturity schedule included in Liquidity and Capital Resources and Note 4 in the Notes to Consolidated Financial Statements for further discussion.

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

The Company has chosen to use the “Prospective Method” which requires the Company to apply the recognition provisions of SFAS No. 123 to only employee awards granted or modified after the beginning of the fiscal year in which the recognition provisions are first applied, or January 1, 2003.  Compensation expense under all of the Company’s plans is generally recognized over periods ranging from three months to five years.  Therefore, the cost related to stock-based employee compensation included in the determination of net income for both the nine months and quarters ended September 30, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.  See Note 2 in the Notes to Consolidated Financial Statements for further discussion and comparative information regarding application of the fair value method to all outstanding employee awards.

Funds From Operations

For the nine months ended September 30, 2004, Funds From Operations (“FFO”) available to Common Shares and OP Units decreased $26.9 million, or 5.3%, as compared to the nine months ended September 30, 2003.

For the quarter ended September 30, 2004, FFO available to Common Shares and OP Units decreased $14.9 million, or 8.9%, as compared to the quarter ended September 30, 2003.

The following is a reconciliation of net income to FFO available to Common Shares and OP Units for the nine months and quarters ended September 30, 2004 and 2003:

Funds From Operations
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2004	2003	2004	2003
Net income	$321,696	$393,609	$87,509	$132,139
Allocation to Minority Interests – Operating Partnership	21,223	27,434	5,485	9,153
Adjustments:
Depreciation	361,618	314,108	125,970	106,152
Depreciation – Non-real estate additions	(4,025)	(6,524)	(1,308)	(1,926)
Depreciation – Partially Owned Properties	(6,209)	(6,240)	(2,038)	(2,124)
Depreciation – Unconsolidated Properties	9,037	15,618	1,158	5,468
Net (gain) loss on sales of unconsolidated entities	(4,407)	(4,673)	(2)	2
Discontinued operations:
Depreciation	6,264	40,790	151	11,354
Net (gain) on sales of discontinued operations	(207,653)	(218,975)	(58,394)	(77,983)
Net incremental gain on sales of condominium units	15,669	7,487	7,199	4,600
Net gain (loss) on sales of vacant land	5,483	—	(53)	—
FFO (1)(2)	518,696	562,634	165,677	186,835
Preferred distributions	(40,671)	(57,713)	(13,346)	(19,564)

FFO available to Common Shares and OP Units	$478,025	$504,921	$152,331	$167,271

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

(2) The Company believes that FFO is helpful to investors as a supplemental measure of the operating performance of a real estate company, because it is a recognized measure of performance by the real estate industry and by excluding gains or losses related to dispositions of depreciable property and excluding real estate depreciation (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help compare the operating performance of a company’s real estate between periods or as compared to different companies.  FFO in and of itself does not represent net income or net cash flows from operating activities in accordance with GAAP.  Therefore, FFO should not be exclusively considered as an alternative to net income or to net cash flows from operating activities as determined by GAAP or as a measure of liquidity.  The Company’s calculation of FFO may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.

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

Item 4. Disclosure Controls and Procedures

Effective as of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information.  During the fiscal quarter ended September 30, 2004, there were no changes to the internal controls over financial reporting of the Company identified in connection with the Company’s evaluation or otherwise that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is a party to a class action lawsuit in Florida alleging that several of the types of fees that the Company charged when residents breached their leases were illegal, as were all efforts to collect them.  The case was bench-tried during August 2004 in Palm Beach County.  The Company does not know when a ruling will be issued on the merits.  Any such ruling cannot take the form of a final judgment because the Company’s appeal of an earlier order certifying the class remains undecided.  Due to the uncertainty of many critical factual and legal issues, including the viability of the case as a class action, it is not possible to determine or predict the ultimate outcome of this matter.  While no assurances can be given, the Company does not believe that this lawsuit, if adversely determined, will have a material adverse effect on the Company.

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

31.2         Certification of Donna Brandin, Chief Financial Officer.

32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Bruce W. Duncan, Chief Executive Officer of the Company.

32.2         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Donna Brandin, Chief Financial Officer of the Company.

(B)           Reports Filed on Form 8-K:

A report on Form 8-K filed August 20, 2004 containing an updated format of historical financial statements to satisfy SEC requirements for an unsecured debt offering as they relate to the discontinued operations provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	November 8, 2004	By:	/s/	Donna Brandin
Donna Brandin
Executive Vice President
and Chief Financial Officer

Date:	November 8, 2004	By:	/s/	Michael J. McHugh
Michael J. McHugh
Executive Vice President,
Chief Accounting Officer
and Treasurer

EXHIBIT INDEX

Exhibit	Document

12	Computation of Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of Bruce W. Duncan, Chief Executive Officer.

31.2	Certification of Donna Brandin, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Bruce W. Duncan, Chief Executive Officer of the Company.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Donna Brandin, Chief Financial Officer of the Company.