Form 10-Q
period 2005-03-31
EQUITY RESIDENTIAL
filed 2005-05-09
CIK 906107

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005

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

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on March 31, 2005 was 286,616,340.

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Investment in real estate
Land	$2,144,206	$2,183,818
Depreciable property	12,381,279	12,350,900
Construction in progress (including land)	357,826	317,903
Investment in real estate	14,883,311	14,852,621
Accumulated depreciation	(2,693,176)	(2,599,827)
Investment in real estate, net	12,190,135	12,252,794

Cash and cash equivalents	91,068	83,505
Investments in unconsolidated entities	10,743	11,461
Rents receivable	348	1,681
Deposits – restricted	185,162	82,194
Escrow deposits – mortgage	36,648	35,800
Deferred financing costs, net	33,352	34,986
Goodwill, net	30,000	30,000
Other assets	119,879	112,854
Total assets	$12,697,335	$12,645,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$3,106,010	$3,166,739
Notes, net	3,138,783	3,143,067
Line of credit	163,000	150,000
Accounts payable and accrued expenses	94,281	87,422
Accrued interest payable	63,553	70,411
Rents received in advance and other liabilities	251,817	227,588
Security deposits	49,225	49,501
Distributions payable	143,166	142,437
Total liabilities	7,009,835	7,037,165

Commitments and contingencies
Minority Interests:
Operating Partnership	333,225	319,841
Preference Interests	140,000	206,000
Junior Preference Units	184	184
Partially Owned Properties	12,496	9,557
Total Minority Interests	485,905	535,582

Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 3,994,533 shares issued and outstanding as of March 31, 2005 and 4,108,658 shares issued and outstanding as of December 31, 2004	633,363	636,216
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 286,616,340 shares issued and outstanding as of March 31, 2005 and 285,076,915 shares issued and outstanding as of December 31, 2004	2,866	2,851
Paid in capital	5,150,387	5,112,311
Deferred compensation	—	(18)
Distributions in excess of accumulated earnings	(567,401)	(657,462)
Accumulated other comprehensive loss	(17,620)	(21,370)
Total shareholders’ equity	5,201,595	5,072,528
Total liabilities and shareholders’ equity	$12,697,335	$12,645,275

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2005	2004
REVENUES
Rental income	$486,007	$435,946
Fee and asset management	2,495	3,007

Total revenues	488,502	438,953

EXPENSES
Property and maintenance	135,784	118,200
Real estate taxes and insurance	53,640	49,821
Property management	20,975	17,286
Fee and asset management	2,519	1,995
Depreciation	127,568	110,110
General and administrative	17,060	10,142

Total expenses	357,546	307,554

Operating income	130,956	131,399

Interest and other income	60,521	1,968
Interest:
Expense incurred, net	(90,280)	(78,887)
Amortization of deferred financing costs	(1,586)	(1,289)

Income before allocation to Minority Interests, loss from investments in unconsolidated entities, net gain on sales of unconsolidated entities and discontinued operations	99,611	53,191
Allocation to Minority Interests:
Operating Partnership	(15,625)	(7,640)
Preference Interests	(3,884)	(5,053)
Junior Preference Interests	(4)	(31)
Partially Owned Properties	1,477	(147)
Premium on redemption of Preference Interests	(1,728)	—
Loss from investments in unconsolidated entities	(58)	(7,406)
Net gain on sales of unconsolidated entities	124	2,434
Income from continuing operations	79,913	35,348
Net gain on sales of discontinued operations	151,265	71,499
Discontinued operations, net	(4,139)	5,134
Net income	227,039	111,981
Preferred distributions	(13,025)	(13,672)
Net income available to Common Shares	$214,014	$98,309

Earnings per share – basic:
Income from continuing operations available to Common Shares	$0.27	$0.10
Net income available to Common Shares	$0.75	$0.35
Weighted average Common Shares outstanding	284,511	277,498

Earnings per share – diluted:
Income from continuing operations available to Common Shares	$0.27	$0.10
Net income available to Common Shares	$0.74	$0.35
Weighted average Common Shares outstanding	308,576	301,781
Distributions declared per Common Share outstanding	$0.4325	$0.4325

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2005	2004

Comprehensive income:
Net income	$227,039	$111,981
Other comprehensive income (loss) – derivative and other instruments:
Unrealized holding gains (losses) arising during the period	3,168	(10,154)
Equity in unrealized holding gains arising during the period – unconsolidated entities	—	3,667
Losses reclassified into earnings from other comprehensive income	582	482
Comprehensive income	$230,789	$105,976

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$227,039	$111,981
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests:
Operating Partnership	15,625	7,640
Preference Interests	3,884	5,053
Junior Preference Units	4	31
Partially Owned Properties	(1,477)	147
Premium on redemption of Preference Interests	1,728	—
Depreciation	129,068	117,185
Amortization of deferred financing costs	1,812	1,590
Amortization of discounts and premiums on debt	(234)	(216)
Amortization of deferred settlements on derivative instruments	236	123
Loss from investments in unconsolidated entities	58	7,406
Net (gain) on sales of unconsolidated entities	(124)	(2,434)
Net (gain) on sales of discontinued operations	(151,265)	(71,499)
Debt extinguishments	3,337	93
Unrealized loss on derivative instruments	—	59
Compensation paid with Company Common Shares	9,935	4,335
Other operating activities, net	—	9

Changes in assets and liabilities:
Decrease (increase) in rents receivable	1,334	(1,534)
Decrease (increase) in deposits – restricted	920	(1,356)
(Increase) in other assets	(450)	(7,046)
Increase in accounts payable and accrued expenses	6,718	5,888
(Decrease) increase in accrued interest payable	(6,863)	9,159
(Decrease) in rents received in advance and other liabilities	(6,478)	(8,902)
(Decrease) increase in security deposits	(290)	287
Net cash provided by operating activities	234,517	177,999

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(267,615)	(187,996)
Investment in real estate – development/other	(51,658)	(4,722)
Improvements to real estate	(38,274)	(35,712)
Additions to non-real estate property	(1,488)	(667)
Interest capitalized for real estate under development	(2,850)	(370)
Interest capitalized for unconsolidated entities under development	—	(2,282)
Proceeds from disposition of real estate, net	542,056	291,527
Proceeds from disposition of unconsolidated entities	124	4,729
Investments in unconsolidated entities	(265)	(406,115)
Distributions from unconsolidated entities	330	23,416
(Increase) decrease in deposits on real estate acquisitions, net	(103,888)	565
(Increase) decrease in mortgage deposits	(841)	2,653
Consolidation of previously Unconsolidated Properties:
Via acquisition (net of cash acquired)	(20)	(49,080)
Via FIN 46 (cash consolidated)	—	3,628
Acquisition of Minority Interests – Partially Owned Properties	(1,122)	(72)
Other investing activities, net	—	1,392
Net cash provided by (used for) investing activities	74,489	(359,106)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(178)	$(707)
Mortgage notes payable:
Proceeds	24,715	16,450
Lump sum payoffs	(127,177)	(80,692)
Scheduled principal repayments	(7,078)	(6,145)
Prepayment premiums/fees	(3,337)	(430)
Line of credit:
Proceeds	416,000	549,000
Repayments	(403,000)	(139,000)
(Payments on) settlement of derivative instruments	—	(3,107)
Proceeds from sale of Common Shares	4,462	3,538
Proceeds from exercise of options	10,352	20,923
Redemption of Preference Interests	(66,000)	—
Payment of offering costs	(26)	(24)
Contributions – Minority Interests – Partially Owned Properties	20	—
Distributions:
Common Shares	(123,238)	(119,740)
Preferred Shares	(13,076)	(13,693)
Preference Interests	(3,962)	(5,053)
Junior Preference Units	(4)	(81)
Minority Interests – Operating Partnership	(8,878)	(9,411)
Minority Interests – Partially Owned Properties	(1,038)	(8,773)
Net cash (used for) provided by financing activities	(301,443)	203,055
Net increase in cash and cash equivalents	7,563	21,948
Cash and cash equivalents, beginning of period	83,505	49,579
Cash and cash equivalents, end of period	$91,068	$71,527

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$99,413	$73,800
Valuation of OP Units issued – Other transactions	$18,166	$—

Real estate acquisitions/dispositions:
Mortgage loans assumed	$47,581	$36,943

Mortgage loans (assumed) by purchaser	$—	$(1,338)

Consolidation of previously Unconsolidated Properties – Via acquisition:
Investment in real estate	$(1,748)	$(955,073)

Mortgage loans assumed	$1,084	$270,285

Minority Interests – Partially Owned Properties	$20	$309

Investments in unconsolidated entities	$595	$608,200

Net other liabilities recorded	$29	$27,199

Consolidation of previously Unconsolidated Properties – Via FIN 46:
Investment in real estate	$—	$(548,342)

Mortgage loans consolidated	$—	$294,722

Minority Interests – Partially Owned Properties	$—	$3,074

Investments in unconsolidated entities	$—	$234,984

Net other liabilities recorded	$—	$19,190

See accompanying notes

EQUITY RESIDENTIAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Business

Equity Residential (“EQR”), formed in March 1993, is a fully integrated real estate company engaged in the acquisition, development, ownership, management and operation of multifamily properties.  EQR has elected to be taxed as a real estate investment trust (“REIT”).

EQR is the general partner of, and as of March 31, 2005 owned an approximate 93.2% ownership interest in ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”).  The Company is structured as an umbrella partnership REIT (“UPREIT”), under which all property ownership and business operations are conducted through the Operating Partnership and its various subsidiaries.  References to the “Company” include EQR, the Operating Partnership and each of the partnerships, limited liability companies and corporations controlled by the Operating Partnership and/or EQR.

As of March 31, 2005, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 939 properties in 32 states and the District of Columbia consisting of 199,510 units.  The ownership breakdown includes:

	Properties	Units
Wholly Owned Properties	843	176,423
Partially Owned Properties (Consolidated)	39	6,929
Unconsolidated Properties	57	16,158
	939	199,510

2.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation.  Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, including definition of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Stock-Based Compensation

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

The Company will adopt SFAS No. 123(R), Share-Based Payment, as required effective January 1, 2006.  The Company does not anticipate that the adoption of SFAS No. 123(R) will have a material effect on its consolidated statements of operations or financial position.

The cost related to stock-based employee compensation included in the determination of net income for the quarter ended March 31, 2005 is equal to that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.  The cost related to stock-based employee compensation included in the determination of net income for the quarter ended March 31, 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.  The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the quarter ended March 31, 2004:

Quarter Ended
March 31, 2004
(Amounts in thousands except per share amounts)

Net income available to Common Shares – as reported	$98,309
Add: Stock-based employee compensation expense included in reported net income:
Restricted/performance shares	2,882
Share options	789
ESPP discount	664
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards:
Restricted/performance shares	(2,882)
Share options	(1,558)
ESPP discount	(664)
Net income available to Common Shares – pro forma	$97,540
Earnings per share:
Basic – as reported	$0.35
Basic – pro forma	$0.35

Diluted – as reported	$0.35
Diluted – pro forma	$0.35

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

With regards to the aforementioned disclosure provisions, the Company is presently the controlling partner in various consolidated partnerships consisting of 39 properties and 6,929 units having a minority interest book value of $12.5 million at March 31, 2005.  Some of these partnerships contain provisions that require the partnerships to be liquidated through the sale of its assets upon reaching a date specified in each respective partnership agreement.  The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute proceeds of liquidation to the Minority Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of its assets warrant a distribution based on the partnership agreements.  As of March 31, 2005, the Company estimates the value of Minority Interest distributions would have been approximately $69.1 million (“Settlement Value”) had the partnerships been liquidated.  This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on March 31, 2005 had those mortgages been prepaid.  Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Minority Interests in the Company’s Partially Owned Properties is subject to change.  To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Minority Interests in Partially Owned Properties.

3.             Shareholders’ Equity and Minority Interests

The following table presents the changes in the Company’s issued and outstanding Common Shares and OP Units for the quarter ended March 31, 2005:

2005

Common Shares outstanding at January 1,	285,076,915

Common Shares Issued:
Conversion of Series E Preferred Shares	126,549
Conversion of Series H Preferred Shares	579
Employee Share Purchase Plan	159,987
Exercise of options	499,659
Restricted share grants, net	555,397
Conversion of OP Units	197,254

Common Shares outstanding at March 31,	286,616,340

2005

OP Units outstanding at January 1,	20,552,940

OP Units Issued:
Other transactions	551,229
Conversion of OP Units to Common Shares	(197,254)
OP Units Outstanding at March 31,	20,906,915
Total Common Shares and OP Units Outstanding at March 31,	307,523,255
OP Units Ownership Interest in Operating Partnership	6.8%

OP Units Issued:
Other transactions – per unit	$32.96
Other transactions – valuation	$18.2 million

The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units are collectively referred to as the “Minority Interests – Operating Partnership”.  Subject to certain restrictions, the Minority Interests – Operating Partnership may exchange their OP Units for EQR Common Shares on a one-for-one basis.

Net proceeds from the Company’s Common Share and Preferred Share (see definition below) offerings are contributed by the Company to the Operating Partnership.  In return for those contributions, EQR receives a number of OP Units in the Operating Partnership equal to the number of Common Shares it has issued in the equity offering (or in the case of a preferred equity offering, a number of preference units in the Operating Partnership equal in number and having the same terms as the Preferred Shares issued in the equity offering).  As a result, the net offering proceeds from Common Shares and Preferred Shares are allocated between shareholders’ equity and Minority Interests – Operating Partnership to account for the change in their respective percentage ownership of the underlying equity of the Operating Partnership.

The Company’s declaration of trust authorizes the Company to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share (the “Preferred Shares”), with specific rights, preferences and other attributes as the Board of Trustees may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company’s Common Shares.

The following table presents the Company’s issued and outstanding Preferred Shares as of March 31, 2005 and December 31, 2004:

			Annual Dividend	Amounts in thousands
	Redemption Date (1) (2)	Conversion Rate (2)	Rate per Share (3)	March 31, 2005	December 31, 2004
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:

9 1/8% Series B Cumulative Redeemable Preferred; liquidation value $250 per share; 500,000 shares issued and outstanding at March 31, 2005 and December 31, 2004 (4)	10/15/05	N/A	$22.81252	$125,000	$125,000

9 1/8% Series C Cumulative Redeemable Preferred; liquidation value $250 per share; 460,000 shares issued and outstanding at March 31, 2005 and December 31, 2004 (4)	9/9/06	N/A	$22.81252	115,000	115,000

8.60% Series D Cumulative Redeemable Preferred; liquidation value $250 per share; 700,000 shares issued and outstanding at March 31, 2005 and December 31, 2004 (4)	7/15/07	N/A	$21.50	175,000	175,000

7.00% Series E Cumulative Convertible Preferred; liquidation value $25 per share; 697,999 and 811,724 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	11/1/98	1.1128	$1.75	17,450	20,293

7.00% Series H Cumulative Convertible Preferred; liquidation value $25 per share; 36,534 and 36,934 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	6/30/98	1.4480	$1.75	913	923

8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at March 31, 2005 and December 31, 2004	12/10/26	N/A	$4.145	50,000	50,000

6.48% Series N Cumulative Redeemable Preferred; liquidation value $250 per share; 600,000 shares issued and outstanding at March 31, 2005 and December 31, 2004 (4)	6/19/08	N/A	$16.20	150,000	150,000
				$633,363	$636,216

(1)   On or after the redemption date, redeemable preferred shares (Series B, C, D, K and N) may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)   On or after the redemption date, convertible preferred shares (Series E & H) may be redeemed under certain circumstances at the option of the Company for cash or Common Shares, in whole or in part, at various redemption prices per share based upon the contractual rate, plus accrued and unpaid distributions, if any.

(3)   Dividends on all series of Preferred Shares are payable quarterly at various pay dates.  Dividend rates listed for Series B, C, D and N are Preferred Share rates and the equivalent depositary share annual dividend rates are $2.281252, $2.281252, $2.15 and $1.62, respectively.

(4)   Series B, C, D and N Preferred Shares each have a corresponding depositary share that consists of ten times the number of shares and one-tenth the liquidation value and dividend rate per share.

The following table presents the issued and outstanding Preference Interests as of March 31, 2005 and December 31, 2004:

			Annual Dividend		Amounts in thousands
	Redemption Date (1) (2)	Conversion Rate (2)	Rate per Unit (3)		March 31, 2005	December 31, 2004
Preference Interests:

8.50% Series B Cumulative Redeemable Preference Units; liquidation value $50 per unit; 0 and 1,100,000 units issued and outstanding at March 31, 2005 and December 31, 2004, respectively	03/03/05	N/A		(4)	$—	$55,000

8.50% Series C Cumulative Redeemable Preference Units; liquidation value $50 per unit; 0 and 220,000 units issued and outstanding at March 31, 2005 and December 31, 2004, respectively	03/23/05	N/A		(5)	—	11,000

8.375% Series D Cumulative Redeemable Preference Units; liquidation value $50 per unit; 420,000 units issued and outstanding at March 31, 2005 and December 31, 2004 (6)	05/01/05	N/A	$4.1875		21,000	21,000

8.50% Series E Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at March 31, 2005 and December 31, 2004 (7)	08/11/05	N/A	$4.25		50,000	50,000

8.375% Series F Cumulative Redeemable Preference Units; liquidation value $50 per unit; 180,000 units issued and outstanding at March 31, 2005 and December 31, 2004 (8)	05/01/05	N/A	$4.1875		9,000	9,000

7.875% Series G Cumulative Redeemable Preference Units; liquidation value $50 per unit; 510,000 units issued and outstanding at March 31, 2005 and December 31, 2004	03/21/06	N/A	$3.9375		25,500	25,500

7.625% Series H Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 190,000 units issued and outstanding at March 31, 2005 and December 31, 2004	03/23/06	1.5108	$3.8125		9,500	9,500

7.625% Series I Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 270,000 units issued and outstanding at March 31, 2005 and December 31, 2004	06/22/06	1.4542	$3.8125		13,500	13,500

7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 230,000 units issued and outstanding at March 31, 2005 and December 31, 2004	12/14/06	1.4108	$3.8125		11,500	11,500
					$140,000	$206,000

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

(3)   Dividends on all series of Preference Interests are payable quarterly on March 25th, June 25th, September 25th,and December 25th of each year.

(4)   On February 1, 2005, the Company issued an irrevocable notice to redeem for cash on March 3, 2005 all 1.1 million units of its 8.50% Series B Cumulative Redeemable Preference Interests with a liquidation value of $55.0 million.  The Company recorded a write-off of approximately $1.4 million in original issuance costs as a premium on redemption of Preference Interests (Minority Interests) in the accompanying consolidated statements of operations.

(5)   On February 7, 2005, the Company issued an irrevocable notice to redeem for cash on March 23, 2005 all 220,000 units of its 8.50% Series C Cumulative Redeemable Preference Interests with a liquidation value of $11.0 million.  The Company recorded a write-off of approximately $0.3 million in original issuance costs as a premium on redemption of Preference Interests (Minority Interests) in the accompanying consolidated statements of operations.

(6)   On April 1, 2005, the Company issued an irrevocable notice to redeem for cash on May 1, 2005 all 420,000 units of its 8.375% Series D Cumulative Redeemable Preference Interests with a liquidation value of $21.0 million.  The Company will record a write-off of approximately $0.5 million in original issuance costs as a premium on redemption of Preference Interests (Minority Interests) in the second quarter of 2005.

(7)   On April 1, 2005, the Company repurchased for cash all 1.0 million units of its 8.50% Series E Cumulative Redeemable Preference Interests with a liquidation value of $50.0 million.  The Company will record a write-off of approximately $1.3 million in original issuance costs along with a $0.3 million cash early redemption charge as premiums on redemption of Preference Interests (Minority Interests) in the second quarter of 2005.

(8)   On April 1, 2005, the Company issued an irrevocable notice to redeem for cash on May 1, 2005 all 180,000 units of its 8.375% Series F Cumulative Redeemable Preference Interests with a liquidation value of $9.0 million.  The Company will record a write-off of approximately $0.2 million in original issuance costs as a premium on redemption of Preference Interests (Minority Interests) in the second quarter of 2005.

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of March 31, 2005 and December 31, 2004:

					Annual Dividend	Amounts in thousands
	Redemption Date		Conversion Rate		Rate per Unit (1)	March 31, 2005	December 31, 2004
Junior Preference Units:

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at March 31, 2005 and December 31, 2004		(2)		(2)	$2.00	$184	$184
						$184	$184

(1)   Dividends on the Junior Preference Units are payable quarterly at various pay dates.

(2)   On or after the tenth anniversary of the issuance (the “Redemption Date”), the Series B Junior Preference Units may be converted into OP Units at the option of the Operating Partnership based on the contractual conversion rate.  Prior to the Redemption Date, the holders may elect to convert the Series B Junior Preference Units to OP Units under certain circumstances based on the contractual conversion rate.  The contractual rate is based upon a ratio dependent upon the closing price of EQR’s Common Shares.

4.             Real Estate

During the quarter ended March 31, 2005, the Company acquired the entire equity interest in nine properties containing 2,232 units and one vacant land parcel from unaffiliated parties for a total purchase price of $314.5 million.

During the quarter ended March 31, 2005, the Company acquired additional ownership interests in eleven Partially Owned Properties, all of which remain partially owned.  The acquisition was funded using $18.1 million in cash and through the issuance of 551,229 OP Units valued at $18.2 million, with $35.2 million recorded as additional building basis and $1.1 million recorded as a reduction of Minority Interests – Partially Owned Properties.  The Company also acquired the majority of the remaining third party equity interests it did not previously own in one property, consisting of 60 units. The property was previously accounted for under the equity method of accounting and subsequent to the purchase was consolidated.

During the quarter ended March 31, 2005, the Company disposed of the following to unaffiliated parties (including two vacant land parcels and various individual condominium units) (sales price in thousands):

	Properties	Units	Sales Price
Wholly Owned Properties	8	2,520	$444.2
Partially Owned Properties (Consolidated)	2	492	109.3
	10	3,012	$553.5

The Company recognized a net gain on sales of discontinued operations of approximately $151.3 million on the above sales.

5.             Commitments to Acquire/Dispose of Real Estate

As of April 26, 2005, in addition to the property that was subsequently acquired as discussed in Note 16, the Company had entered into separate agreements to acquire nine multifamily properties containing 1,852 units from unaffiliated parties.  The Company expects a combined purchase price of approximately $264.0 million.

As of April 26, 2005, in addition to the properties that were subsequently disposed of as discussed in Note 16, the Company had entered into separate agreements to dispose of ten multifamily properties containing 2,428 units and two vacant land parcels to unaffiliated parties.  The Company expects a combined disposition price of approximately $224.8 million.

The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

6.             Investments in Unconsolidated Entities

The Company has co-invested in various properties with unrelated third parties which are accounted for under the equity method of accounting.  The following table summarizes the Company’s investments in unconsolidated entities as of March 31, 2005 (amounts in thousands except for project and unit amounts):

	Institutional Joint Ventures	Other	Totals

Total projects	45	11	56	(1)

Total units	10,846	1,511	12,357	(1)

Company’s ownership percentage of outstanding debt	25.0%	10.7%

Company’s share of outstanding debt (2)	$121,200	$2,983	$124,183

(1)     Totals exclude Fort Lewis Military Housing consisting of one property and 3,801 units, which is not accounted for under the equity method of accounting but is included in the Company’s property/unit counts as of March 31, 2005.

(2)     All debt is non-recourse to the Company.

7.             Deposits – Restricted

The following table presents the deposits – restricted as of March 31, 2005 and December 31, 2004 (amounts in thousands):

	March 31, 2005	December 31, 2004

Collateral enhancement for partially owned development loans	$12,000	$12,000
Tax-deferred (1031) exchange proceeds	105,624	—
Resident security, utility and other	67,538	70,194
Totals	$185,162	$82,194

8.             Mortgage Notes Payable

As of March 31, 2005, the Company had outstanding mortgage indebtedness of approximately $3.1 billion.

During the quarter ended March 31, 2005, the Company:

•      Repaid $134.3 million of mortgage loans;

•      Assumed/consolidated $48.7 million of mortgage debt on certain properties in connection with their acquisitions and/or consolidations; and

•      Obtained $24.7 million of mortgage loans on certain properties.

As of March 31, 2005, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through December 1, 2034.  At March 31, 2005, the interest rate range on the Company’s mortgage debt was 2.17% to 12.465%.  During the quarter ended March 31, 2005, the weighted average interest rate on the Company’s mortgage debt was 5.54%.

9.             Notes

As of March 31, 2005, the Company had outstanding unsecured notes of approximately $3.1 billion.

As of March 31, 2005, scheduled maturities for the Company’s outstanding notes were at various dates through 2029.  At March 31, 2005, the interest rate range on the Company’s notes was 4.75% to 7.75%.  During the quarter ended March 31, 2005, the weighted average interest rate on the Company’s notes was 6.16%.

10.          Line of Credit

As of March 31, 2005, $163.0 million was outstanding and $51.0 million was restricted (dedicated to support letters of credit and not available for borrowing) on the Operating Partnership’s revolving credit facility.  During the quarter ended March 31, 2005, the weighted average interest rate under the credit facility was 2.34%.

On April 1, 2005, the Operating Partnership obtained a new three-year $1.0 billion unsecured revolving credit facility maturing on May 29, 2008, and the Operating Partnership’s $700.0 million credit facility that was scheduled to expire in May 2005 was terminated.  Advances under the new credit facility bear interest at variable rates based upon LIBOR at various interest periods plus a spread dependent upon the Operating Partnership’s credit rating or based on bids received from the lending group.  EQR has guaranteed the Operating Partnership’s credit facility up to the maximum amount and for the full term of the facility.

11.          Derivative Instruments

The following table summarizes the consolidated derivative instruments at March 31, 2005 (dollar amounts are in thousands):

	Cash Flow Hedges	Fair Value Hedges	Forward Starting Swaps	Offsetting Receive Floating Swaps/Caps	Offsetting Pay Floating Swaps/Caps	Development Cash Flow Hedges
Current Notional Balance	$150,000	$490,000	$200,000	$255,069	$255,069	$15,200
Lowest Possible Notional	$150,000	$490,000	$200,000	$91,052	$91,052	$6,700
Highest Possible Notional	$150,000	$490,000	$200,000	$255,069	$255,069	$34,625
Lowest Interest Rate	3.683%	3.245%	4.582%	6.000%	6.000%	3.310%
Highest Interest Rate	3.683%	7.250%	5.179%	6.000%	6.000%	3.500%
Earliest Maturity Date	2005	2005	2015	2007	2007	2005
Latest Maturity Date	2005	2009	2015	2007	2007	2006
Estimated Asset (Liability) Fair Value	$(935)	$(14,917)	$2,244	$12	$(12)	$42

On March 31, 2005, the net derivative instruments were reported at their fair value as other assets of approximately $3.9 million and as other liabilities of approximately $17.5 million.  As of March 31, 2005, there were approximately $17.3 million in deferred losses, net, included in accumulated other comprehensive loss.  Based on the estimated fair values of the net derivative instruments at March 31, 2005, the Company may recognize an estimated $3.5 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending March 31, 2006.

12.          Earnings Per Share

The following tables set forth the computation of net income per share – basic and net income per share – diluted:

	Quarter Ended March 31,
	2005	2004
	(Amounts in thousands except per share amounts)

Numerator for net income per share – basic:
Income from continuing operations	$79,913	$35,348
Preferred distributions	(13,025)	(13,672)
Allocation of Minority Interests – Operating Partnership to discontinued operations	10,005	5,525

Income from continuing operations available to Common Shares, net of allocation of Minority Interests – Operating Partnership	76,893	27,201
Net gain on sales of discontinued operations, net of allocation of Minority Interests – Operating Partnership	140,979	66,344
Discontinued operations, net of allocation of Minority Interests – Operating Partnership	(3,858)	4,764

Numerator for net income per share – basic	$214,014	$98,309

Numerator for net income per share – diluted:
Income from continuing operations	$79,913	$35,348
Preferred distributions	(13,025)	(13,672)
Effect of dilutive securities:
Allocation to Minority Interests – Operating Partnership	15,625	7,640

Income from continuing operations available to Common Shares	82,513	29,316
Net gain on sales of discontinued operations	151,265	71,499
Discontinued operations, net	(4,139)	5,134

Numerator for net income per share – diluted	$229,639	$105,949

Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	284,511	277,498

Effect of dilutive securities:
OP Units	20,880	21,530
Share options/restricted shares	3,185	2,753

Denominator for net income per share – diluted	308,576	301,781

Net income per share – basic	$0.75	$0.35

Net income per share – diluted	$0.74	$0.35

	Quarter Ended March 31,
	2005	2004
	(Amounts in thousands except per share amounts)

Net income per share – basic:
Income from continuing operations available to Common Shares	$0.27	$0.10
Net gain on sales of discontinued operations	0.49	0.24
Discontinued operations, net	(0.01)	0.01

Net income per share – basic	$0.75	$0.35

Net income per share – diluted:
Income from continuing operations available to Common Shares	$0.27	$0.10
Net gain on sales of discontinued operations	0.49	0.24
Discontinued operations, net	(0.02)	0.01

Net income per share – diluted	$0.74	$0.35

Convertible preferred shares/units that could be converted into 1,871,194 and 3,553,977 weighted average Common Shares for the quarters ended March 31, 2005 and 2004, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

13.          Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of on or after January 1, 2002 (the date of adoption of SFAS No. 144).

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during each of the quarters ended March 31, 2005 and 2004.

	Quarter Ended March 31,
	2005	2004
	(Amounts in thousands)

REVENUES
Rental income	$8,205	$29,148
Total revenues	8,205	29,148

EXPENSES (1)
Property and maintenance	4,476	12,118
Real estate taxes and insurance	2,677	3,254
Property management	82	—
Depreciation	1,500	7,075

Total expenses	8,735	22,447

Discontinued operating (loss) income	(530)	6,701

Interest and other income	35	160
Interest (2):
Expense incurred, net	(3,418)	(1,426)
Amortization of deferred financing costs	(226)	(301)

Discontinued operations, net	$(4,139)	$5,134

(1)    Includes expenses paid in the current period for properties sold in prior periods related to the Company’s period of ownership.

(2)    Interest includes only specific amounts from each property sold.

For the properties sold during the quarter ended March 31, 2005 (excluding condominium conversion properties), the investment in real estate, net, and the mortgage notes payable balances at December 31, 2004 were $298.2 million and $18.5 million, respectively.

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

In August 2004, the Company tried a class action lawsuit in Palm Beach County, Florida regarding certain charges made to residents who terminated their leases early or failed to provide sufficient notice of intent to vacate.  In December 2004, the Court issued a Findings of Fact and Conclusions of Law holding those fees legally uncollectible under Florida law.  In recognition of the Findings of Fact and Conclusions of Law, which awarded damages and interest to the class in the amount of approximately $1.6 million, the Company established a reserve of approximately $1.6 million and correspondingly recorded this as a general and administrative expense in December 2004.  Due to pending appeals, the award is neither final nor enforceable.  Accordingly,  it is not possible to determine or predict the ultimate outcome of the case.  While no assurances can be given, the Company does not believe that this lawsuit, if the ultimate outcome is unfavorable, will have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against the Company which, individually or in the aggregate, reasonably may be expected to have a material adverse effect on the Company.

During the year ended December 31, 2004, the Company established a reserve and recorded a corresponding expense of $15.2 million for estimated uninsured property damage at certain of its properties primarily located in Florida caused by Hurricanes Charley, Frances, Ivan and Jeanne.  Of this amount, approximately $12.9 million had been spent for hurricane related repairs through March 31, 2005.  The $2.3 million remaining reserve is included in rents received in advance and other liabilities on the consolidated balance sheets.

As of March 31, 2005, the Company has four projects totaling 1,165 units in various stages of development with estimated completion dates ranging through December 31, 2006.  The three development agreements currently in place have the following key terms:

•                  The first development partner has the right, at any time following completion of a project subject to the agreement, to stipulate a value for such project and offer to sell its interest in the project to the Company based on such value.  If the Company chooses not to purchase the interest, it must agree to a sale of the project to an unrelated third party at such value.  The Company’s partner must exercise this right as to all projects subject to the agreement within five years after the receipt of the final certificate of occupancy on the last developed property.   In connection with this development agreement, the Company has an obligation to provide up to $40.0 million in credit enhancements to guarantee a portion of the third party construction financing.  As of April 26, 2005, the Company had set-aside $5.0 million towards this credit enhancement.  The Company would be required to perform under this agreement only if there was a material default under a third party construction mortgage agreement.  This agreement expires no later than December 31, 2018.  Notwithstanding the termination of the agreement, the Company shall have recourse against its development partner for any losses incurred.

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

In connection with one of its mergers, the Company provided a guaranty of a credit enhancement agreement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project.  The Company had the obligation to provide this guaranty for a period of eight years from the consummation of the merger or through May 30, 2005.  The Company would have been required to perform under this agreement only if there was a draw on the letter of credit issued by the credit enhancement party.  Effective May 2, 2005, the tax-exempt bonds were redeemed in full and the letter of credit was cancelled.  As a result, the guaranty was terminated.

15.                               Reportable Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management.  Senior management decides how resources are allocated and assesses performance on a monthly basis.

The Company’s primary business is owning, managing, and operating multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents and includes Equity Corporate Housing (“ECH”).  Senior management evaluates the performance of each of our apartment communities on an individual basis; however, each of our apartment communities has similar economic characteristics, residents, and products and services so they have been aggregated into one reportable segment.  The Company’s rental real estate segment comprises approximately 99.5% and 99.3% of total revenues for the quarters ended March 31, 2005 and 2004, respectively.  The Company’s rental real estate segment comprises approximately 99.8% of total assets at both March 31, 2005 and December 31, 2004.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations).  The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities.  Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance.  The following table presents the NOI from our rental real estate from continuing operations for the quarters ended March 31, 2005 and 2004:

	Quarter Ended March 31,
	2005	2004
	(Amounts in thousands)
Rental income	$486,007	$435,946
Property and maintenance expense	(135,784)	(118,200)
Real estate taxes and insurance expense	(53,640)	(49,821)
Property management expense	(20,975)	(17,286)

Net operating income	$275,608	$250,639

The Company’s fee and asset management activity is immaterial and does not meet the threshold requirements of a reportable segment as provided for in SFAS No. 131.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the quarters ended March 31, 2005 or 2004.

16.                               Subsequent Events/Other

Subsequent to March 31, 2005 and through April 26, 2005, in addition to the subsequent events disclosed in Notes 3, 10 and 14, the Company:

•                  Acquired one property consisting of 467 units for approximately $88.8 million;

•                  Disposed of three properties consisting of 770 units (excluding condominium units) for approximately $31.5 million;

•                  Repaid $7.7 million of mortgage loans;

•                  Had $300.0 million in unsecured notes remarketed as originally contemplated in a remarketing agreement entered into in connection with the original issuance of the notes, with the interest rate changing from 6.63% to 6.584% effective April 14, 2005 (these notes still mature on April 13, 2015); and

•                  Received $25.0 million in full redemption of its 1,000,000 shares of 8.25% Convertible Trust Preferred Securities of WRP Convertible Trust I, an affiliate of Wellsford Real Properties, Inc. (“WRP”).

During the quarter ended March 31, 2005, the Company received $57.1 million in cash for its ownership interest in Rent.com in connection with the acquisition of Rent.com by eBay, Inc.  The $57.1 million was recorded as interest and other income in the accompanying consolidated statements of operations.

On March 28, 2005, the Company and Bruce W. Duncan, the Company's President and Chief Executive Officer (“CEO”), entered into an Amended and Restated Employment Agreement (the “Amendment”) to reflect changes required in view of Mr. Duncan's planned retirement as President, CEO and trustee to be effective January 2, 2006.  The Amendment also amended Mr. Duncan's Deferred Compensation Agreement entered into in January 2003.  The Company recorded approximately $2.9 million of additional general and administrative expense during the quarter ended March 31, 2005, and expects to record approximately $7.0 million during the remainder of 2005, primarily related to accelerated vesting of share options and restricted/performance shares.

Effective February 28, 2005, the Company and Edward Geraghty, the President of the Company's Eastern Division, entered into a Separation Agreement and General Release reflecting Mr. Geraghty's resignation effective February 28, 2005.  The Company recorded approximately $3.3 million of severance as additional general and administrative expense during the quarter ended March 31, 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

For further information including definitions for capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Forward-looking statements in this report are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words “believes”, “estimates”, “expects” and “anticipates” and other similar expressions that are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements.  Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  Factors that might cause such differences include, but are not limited to, the following:

•                  We intend to actively acquire and develop multifamily properties for rental operations and/or conversion into condominiums, as well as upgrade and sell existing properties as individual condominiums.  We may underestimate the costs necessary to bring an acquired or condominium conversion property up to standards established for its intended market position or to otherwise develop a property.  Additionally, we expect that other major real estate investors with significant capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development efforts.  This competition may increase prices for multifamily properties or decrease the price at which we expect to sell individual condominiums.  We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.  We also plan to develop more properties ourselves over the next few years in addition to co-investing with our development partners for either the rental or condominium market, depending on opportunities in each sub-market.  This may increase the overall level of risk associated with our developments.  The total number of development units, cost of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Forward-looking statements and related uncertainties are also included in Notes 5, 11 and 16 to the Notes to Consolidated Financial Statements in this report.

Results of Operations

In conjunction with our business objectives and operating strategy, the Company has continued to invest or recycle its capital investment in apartment communities located in strategically targeted markets during the quarter ended March 31, 2005.  In summary, we acquired nine properties, consisting of 2,232 units, for an aggregate purchase price of $284.2 million and a vacant land parcel for $30.3 million, all of which we deem to be in high barrier to entry markets.  The Company sold ten properties, consisting of 2,674 units, for an aggregate sales price of $425.3 million as well as 338 condominium units for $92.0 million and two vacant land parcels for $36.3 million during the quarter ended March 31, 2005.

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

Properties that the Company owned for both of the quarters ended March 31, 2005 and March 31, 2004 (the “First Quarter 2005 Same Store Properties”), which represented 166,350 units, impacted the Company’s results of operations and are discussed in the following paragraphs.

The Company’s acquisition, disposition, completed development and consolidation of previously unconsolidated property activities also impacted overall results of operations for the quarters ended March 31, 2005 and 2004.  The impacts of these activities are also discussed in greater detail in the following paragraphs.

Comparison of the quarter ended March 31, 2005 to the quarter ended March 31, 2004

For the quarter ended March 31, 2005, income before allocation to Minority Interests, loss from investments in unconsolidated entities, net gain on sales of unconsolidated entities and discontinued operations increased by approximately $46.4 million when compared to the quarter ended March 31, 2004.

First Quarter 2005 Same Store Properties revenues increased primarily as a result of higher rental rates charged to residents, increased occupancy and lower concessions.  First Quarter 2005 Same Store Properties expenses increased primarily due to higher payroll, utility costs and real estate taxes.  The following tables provide comparative revenue, expense, NOI and weighted average occupancy for the First Quarter 2005 Same Store Properties:

First Quarter 2005 vs. First Quarter 2004

Quarter over Quarter Same-Store Results

$ in Millions – 166,350 Same-Store Units

Description	Revenues	Expenses	NOI

Q1 2005	$428.3	$176.7	$251.6
Q1 2004	$418.2	$168.6	$249.6
Change	$10.1	$8.1	$2.0
Change	2.4%	4.8%	0.8%

Same Store Occupancy Statistics

Q1 2005	93.5%
Q1 2004	92.9%
Change	0.6%

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the First Quarter 2005 Same Store Properties:

	Quarter Ended March 31,
	2005	2004
	(Amounts in millions)

Operating income	$131.0	$131.4
Adjustments:
Non-same store operating results	(24.1)	(1.0)
Fee and asset management revenue	(2.5)	(3.0)
Fee and asset management expense	2.5	2.0
Depreciation	127.6	110.1
General and administrative	17.1	10.1

Same store NOI	$251.6	$249.6

For properties that the Company acquired prior to January 1, 2004 and expects to continue to own through December 31, 2005, the Company anticipates the following same store results for the full year ending December 31, 2005:

2005 Same Store Assumptions

Physical Occupancy	94.0%
Revenue Change	2.00% to 3.25%
Expense Change	3.6% to 5.0%
NOI Change	0.0% to 3.0%
Acquisitions	$ 1.0 billion
Dispositions	$ 1.0 billion

These 2005 assumptions are based on current expectations and are forward-looking.

Rental income from properties other than First Quarter 2005 Same Store Properties increased by approximately $40.0 million primarily as a result of new properties acquired/consolidated in 2004 and the first quarter of 2005.

Fee and asset management revenues, net of fee and asset management expenses, decreased by $1.0 million primarily as a result of lower income earned from Ft. Lewis and managing fewer properties for third parties and unconsolidated entities.  As of March 31, 2005 and 2004, the Company managed 17,928 units and 18,040 units, respectively, for third parties and unconsolidated entities.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to third party management companies.  These expenses increased by approximately $3.7 million.  This increase is primarily attributable to higher payroll costs, including bonus and long-term compensation costs.

Depreciation expense, which includes depreciation on non-real estate assets, increased $17.5 million primarily as a result of additional depreciation expense on newly acquired properties and capital expenditures for all properties owned.

General and administrative expenses, which include corporate operating expenses, increased approximately $6.9 million between the periods under comparison.  This increase is primarily attributable to higher executive compensation expense due to the previously announced January 2006 planned retirement of Bruce W. Duncan, the Company’s President and Chief Executive Officer, and the March 2005 resignation of Edward Geraghty, the Company’s former Eastern Division President, and additional accruals for certain management incentive programs as a result of the Rent.com gain (see discussion below).  The Company anticipates that general and administrative expenses will approximate $53.0 million for the year ending December 31, 2005.  This above assumption is based on current expectations and is forward-looking.

Interest and other income increased by approximately $58.6 million, primarily as a result of the $57.1 million in cash received for the Company’s ownership interest in Rent.com, which was acquired by eBay, Inc.

Interest expense, including amortization of deferred financing costs, increased approximately $11.7 million primarily as a result of higher overall debt balances due to the consolidation of previously unconsolidated development properties on March 31, 2004.  During the quarter ended March 31, 2005, the Company capitalized interest costs of approximately $2.9 million as compared to $2.7 million for the quarter ended March 31, 2004.  This capitalization of interest primarily related to investments in Partially Owned Properties (consolidated) engaged in development activities.  The effective interest cost on all indebtedness for the quarter ended March 31, 2005 was 6.18% as compared to 6.14% for the quarter ended March 31, 2004.

Loss from investments in unconsolidated entities decreased approximately $7.3 million between the periods under comparison.  This decrease is primarily the result of the consolidation of properties that were previously unconsolidated in the first quarter of 2004.

Net gain on sales of discontinued operations increased approximately $79.8 million between the periods under comparison primarily due to the previously announced sale of Water Terrace, a 450-unit high rise luxury apartment building in Marina del Rey, California.

Discontinued operations, net, decreased approximately $9.3 million between the periods under comparison.  The decrease in revenues and expenses between periods results from the timing, size and number of properties sold.  Any property sold after March 31, 2004 will include a full quarter’s results in the first quarter of 2004 but minimal to no results in the first quarter of 2005.  See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

As of January 1, 2005, the Company had approximately $83.5 million of cash and cash equivalents and $484.6 million available under its revolving credit facility (net of $65.4 million which was restricted/dedicated to support letters of credit and not available for borrowing).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at March 31, 2005 was approximately $91.1 million and the amount available on the Company’s revolving credit facility was $486.0 million (net of $51.0 million which was restricted/dedicated to support letters of credit and not available for borrowing).

During the quarter ended March 31, 2005, the Company generated and/or obtained cash from various transactions, which included the following:

•                  Disposed of ten properties, two vacant land parcels and various individual condominium units receiving net proceeds of approximately $542.2 million;

•                  Obtained $24.7 million in new mortgage financing;

•                  Obtained $57.1 million for its ownership interest in Rent.com; and

•                  Issued approximately 0.7 million Common Shares and received net proceeds of $14.8 million.

During the quarter ended March 31, 2005, the above proceeds were primarily utilized to:

•                  Invest $51.7 million primarily in development projects;

•                  Acquire nine properties and a vacant land parcel, utilizing cash of $267.6 million;

•                  Repay $134.3 million of mortgage loans; and

•                  Redeem the Series B and C Preference Interests at a liquidation value of $66.0 million.

Depending on its analysis of market prices, economic conditions, and other opportunities for the investment of available capital, the Company may repurchase up to an additional $85.0 million of its Common Shares pursuant to its existing share buyback program authorized by the Board of Trustees.  The Company did not repurchase any of its Common Shares during the quarter ended March 31, 2005.

The Company’s total debt summary and debt maturity schedule as of March 31, 2005, are as follows:

Debt Summary

	$ Millions (1)	Weighted Average Rate (1)
Secured	$3,106	5.54%
Unsecured	3,302	5.98%
Total	$6,408	5.77%

Fixed Rate	$5,071	6.46%
Floating Rate	1,337	3.18%
Total	$6,408	5.77%

Above Totals Include:
Tax Exempt:
Fixed	$286	3.68%
Floating	508	2.40%
Total	$794	2.84%

Unsecured Revolving Credit Facility	$163	2.34%

(1) Net of the effect of any derivative instruments.

Debt Maturity Schedule as of March 31, 2005

Year	$ Millions	% of Total
2005	$324	5.1%
2006 (1)	476	7.4%
2007	423	6.6%
2008 (2)	780	12.2%
2009	831	13.0%
2010	233	3.6%
2011	717	11.2%
2012	470	7.3%
2013	429	6.7%
2014+ (3)	1,725	26.9%
Total	$6,408	100.0%

(1) Includes $150 million of unsecured debt with a final maturity of 2026 that is putable in 2006.

(2) Includes $163 million outstanding on the Company’s unsecured revolving credit facility. The Company entered into a new credit facility on April 1, 2005 that matures on May 29, 2008.

(3) Includes $300 million of unsecured debt with a final maturity of 2015 that was putable/callable on April 13, 2005. Debt was remarketed on April 13, 2005 and remains outstanding until April 13, 2015.

As of the date of this filing, $1.48 billion in debt securities remains available for issuance by the Operating Partnership under a registration statement the SEC declared effective in June 2003 and $956.5 million in equity securities remains available for issuance by the Company under a registration statement the SEC declared effective in February 1998.

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of March 31, 2005 is presented in the following table.  The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all OP Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange; (ii) the “Common Share Equivalent” of all convertible preferred shares and preference interests/units; and (iii) the liquidation value of all perpetual preferred shares and preference interests outstanding.

Market Capitalization as of March 31, 2005

Total Debt		$6,407,793,619

Common Shares & OP Units	307,523,255
Common Share Equivalents (see below)	1,841,321
Total outstanding at quarter-end	309,364,576
Common Share Price at March 31, 2005	$32.21
		9,964,632,993
Perpetual Preferred Shares Liquidation Value		615,000,000
Perpetual Preference Interests Liquidation Value		105,500,000
Total Market Capitalization		$17,092,926,612

Total Debt/Total Market Capitalization		37%

Convertible Preferred Shares, Preference Interests
and Junior Preference Units
as of March 31, 2005

	Shares/Units	Conversion Ratio	Common Share Equivalents
Preferred Shares:
Series E	697,999	1.1128	776,733
Series H	36,534	1.4480	52,901
Preference Interests:
Series H	190,000	1.5108	287,052
Series I	270,000	1.4542	392,634
Series J	230,000	1.4108	324,484
Junior Preference Units:
Series B	7,367	1.020408	7,517
Total			1,841,321

The Company’s policy is to maintain a ratio of consolidated debt-to-total market capitalization of less than 50%.

See Note 16 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to March 31, 2005.

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

For the quarter ended March 31, 2005, our actual improvements to real estate totaled approximately $38.3 million.  This includes the following detail (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate

For the Quarter Ended March 31, 2005

	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit

Established Properties (2)	155,625	$11,664	$75	$14,015	$90	$25,679	$165
New Acquisition Properties (3)	19,034	942	53	2,552	144	3,494	197
Other (4)	8,693	4,274		4,827		9,101
Total	183,352	$16,880		$21,394		$38,274

(1)	Total units exclude 16,158 unconsolidated units.
(2)	Wholly Owned Properties acquired prior to January 1, 2003.
(3)	Wholly Owned Properties acquired during 2003, 2004 and 2005. Per unit amounts are based on a weighted average of 17,748 units.
(4)

Includes properties either Partially Owned or sold during the period, commercial space, condominium conversions and $0.8 million included in building improvements spent on four specific assets related to major renovations and repositioning of these assets.

The Company expects to fund approximately $122.0 million for capital expenditures for replacements and building improvements for all consolidated properties, exclusive of condominium conversion properties, for the remainder of 2005.

During the quarter ended March 31, 2005, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $1.5 million.  The Company expects to fund approximately $11.3 million in total additions to non-real estate property for the remainder of 2005.

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

See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at March 31, 2005.

Other

Minority Interests as of March 31, 2005 decreased by $49.7 million when compared to December 31, 2004.  The primary factors that impacted this account in the Company’s consolidated statements of operations and balance sheets during the quarter ended March 31, 2005 were:

•                  Distributions declared to Minority Interests, which amounted to $8.9 million (excluding Junior Preference Unit and Preference Interest distributions);

•                  The allocation of income from operations to holders of OP Units in the amount of $15.6 million;

•                  The redemption of 1.3 million Series B and C Preference Interests with a combined liquidation value of $66.0 million and a premium on redemption of $1.7 million; and

•                  The issuance of 551,229 OP Units to various limited partners with a valuation of $18.2 million.

Total distributions paid in April 2005 amounted to $145.0 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the first quarter ended March 31, 2005.

The Company expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its revolving credit facility.  The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions.  The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties.  In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and revolving credit facility.  Of the $14.9 billion in investment in real estate on the Company’s balance sheet at March 31, 2005, $9.6 billion or 64.2%, was unencumbered.

The Operating Partnership has a revolving credit facility with potential borrowings of up to $1.0 billion as of April 1, 2005.  This facility matures in May 2008 and may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements.  As of April 30, 2005, $327.0 million was outstanding under this facility (and $63.1 million was restricted and dedicated to support letters of credit).

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

•                  Other – As of March 31, 2005, the Company has ownership interests in eleven properties containing 1,511 units acquired in a prior merger.  The current weighted average ownership percentage is 10.7%.  The Company’s strategy with respect to these interests is either to acquire a majority ownership or sell the Company’s interest.

As of March 31, 2005, the Company has four projects totaling 1,165 units in various stages of development with estimated completion dates ranging through December 31, 2006.  The three development agreements currently in place are discussed in detail in Note 14 of the Company’s Consolidated Financial Statements.

See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in unconsolidated entities.

In connection with one of its mergers, the Company provided a guaranty of a credit enhancement agreement with respect to certain tax-exempt bonds issued to finance certain public improvements at a multifamily development project.  The Company had the obligation to provide this guaranty for a period of eight years from the consummation of the merger or through May 30, 2005.  The Company would have been required to perform under this guaranty only if there was a draw on the letter of credit issued by the credit enhancement party.   Effective May 2, 2005, the tax-exempt bonds were redeemed in full and the letter of credit was cancelled.  As a result, the guaranty was terminated.

The Company’s contractual obligations for the next five years and thereafter have not changed materially from the amounts and disclosures included in its annual report on Form 10-K, other than as it relates to scheduled debt maturities.  See the updated debt maturity schedule included in Liquidity and Capital Resources for further discussion.

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

The Company follows the guidance in SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, for all development projects and uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred.  The Company capitalizes interest, real estate taxes and insurance and payroll and associated costs for those individuals directly responsible for and who spend all of their time on development activities, with capitalization ceasing no later than 90 days following issuance of the certificate of occupancy.  These costs are reflected on the balance sheet as construction in progress for each specific property.  The Company expenses as incurred all payroll costs of on-site employees working directly at our properties, except as noted above on our development properties prior to certificate of occupancy issuance and on specific major renovation at selected properties when additional incremental employees are hired.

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

Funds From Operations

For the quarter ended March 31, 2005, Funds From Operations (“FFO”) available to Common Shares and OP Units increased $73.7 million, or 47.2%, as compared to the quarter ended March 31, 2004.

The following is a reconciliation of net income to FFO available to Common Shares and OP Units for the quarters ended March 31, 2005 and 2004:

Funds From Operations

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2005	2004
Net income	$227,039	$111,981
Net income allocation to Minority Interests – Operating Partnership	15,625	7,640
Adjustments:
Depreciation	127,568	110,110
Depreciation – Non-real estate additions	(1,294)	(1,300)
Depreciation – Partially Owned Properties	(1,323)	(2,096)
Depreciation – Unconsolidated Properties	1,072	6,763
Net (gain) on sales of unconsolidated entities	(124)	(2,434)
Discontinued operations:
Depreciation	1,501	7,075
Net (gain) on sales of discontinued operations	(151,265)	(71,499)
Net incremental gain on sales of condominium units	13,675	3,524
Net gain on sales of vacant land	10,368	15

FFO (1)(2)	242,842	169,779
Preferred distributions	(13,025)	(13,672)

FFO available to Common Shares and OP Units	$229,817	$156,107

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk has not changed materially from the amounts and information reported in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, to the Company’s Form 10-K for the year ended December 31, 2004.  See also Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments.

Item 4. Controls and Procedures

Effective as of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information.  During the fiscal quarter ended March 31, 2005, there were no changes to the internal controls over financial reporting of the Company identified in connection with the Company’s evaluation or otherwise that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.                                                OTHER INFORMATION

Item 1.           Legal Proceedings

In August 2004, the Company tried a class action lawsuit in Palm Beach County, Florida regarding certain charges made to residents who terminated their leases early or failed to provide sufficient notice of intent to vacate.  In December 2004, the Court issued a Findings of Fact and Conclusions of Law holding those fees legally uncollectible under Florida law.  In recognition of the Findings of Fact and Conclusions of Law, which awarded damages and interest to the class in the amount of approximately $1.6 million, the Company established a reserve of approximately $1.6 million and correspondingly recorded this as a general and administrative expense in December 2004.  Due to pending appeals, the award is neither final nor enforceable.  Accordingly,  it is not possible to determine or predict the ultimate outcome of the case.  While no assurances can be given, the Company does not believe that this lawsuit, if the ultimate outcome is unfavorable, will have a material adverse effect on the Company.

There have been no new or significant developments related to the legal proceedings that were discussed in Part I, Item III of the Company’s Form 10-K for the year ended December 31, 2004.

Item 6.           Exhibits

10.1	Third Amendment to Equity Residential 2002 Share Incentive Plan.

10.2	Second Amendment to Amended and Restated Compensation Agreement between the Company and

Samuel Zell dated April 25, 2005.

31.1	Certification of Bruce W. Duncan, Chief Executive Officer.

31.2	Certification of Donna Brandin, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Bruce W. Duncan, Chief Executive Officer of the Company.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Donna Brandin, Chief Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date: May 9, 2005	By:	/s/	Donna Brandin
Donna Brandin
Executive Vice President and
Chief Financial Officer

Date: May 9, 2005	By:	/s/	Mark L. Wetzel
Mark L. Wetzel
Senior Vice President and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Document

10.1	Third Amendment to Equity Residential 2002 Share Incentive Plan.

10.2	Second Amendment to Amended and Restated Compensation Agreement between the Company and Samuel Zell dated April 25, 2005.

31.1	Certification of Bruce W. Duncan, Chief Executive Officer.

31.2	Certification of Donna Brandin, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Bruce W. Duncan, Chief Executive Officer of the Company.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Donna Brandin, Chief Financial Officer of the Company.