Form 10-Q
period 2006-03-31
EQUITY RESIDENTIAL
filed 2006-05-08
CIK 906107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2006

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

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on March 31, 2006 was 291,244,226.

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Investment in real estate
Land	$2,980,663	$2,848,601
Depreciable property	13,339,890	13,336,636
Construction in progress (including land)	336,822	405,133
Investment in real estate	16,657,375	16,590,370
Accumulated depreciation	(2,908,508)	(2,888,140)
Investment in real estate, net	13,748,867	13,702,230

Cash and cash equivalents	86,777	88,828
Investments in unconsolidated entities	4,891	6,838
Rents receivable	1,364	789
Deposits — restricted	125,662	77,093
Escrow deposits — mortgage	32,234	35,225
Deferred financing costs, net	42,575	40,636
Goodwill, net	30,000	30,000
Other assets	108,537	117,306
Total assets	$14,180,907	$14,098,945

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$3,455,316	$3,379,289
Notes, net	3,839,475	3,442,784
Lines of credit	145,000	769,000
Accounts payable and accrued expenses	105,108	108,855
Accrued interest payable	70,016	78,441
Rents received in advance and other liabilities	306,209	302,418
Security deposits	56,716	54,823
Distributions payable	145,116	145,812
Total liabilities	8,122,956	8,281,422

Commitments and contingencies
Minority Interests:
Operating Partnership	358,626	345,034
Preference Interests	25,000	60,000
Junior Preference Units	184	184
Partially Owned Properties	19,034	16,965
Total Minority Interests	402,844	422,183

Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 3,284,250 shares issued and outstanding as of March 31, 2006 and 3,323,830 shares issued and outstanding as of December 31, 2005	503,106	504,096
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 291,244,226 shares issued and outstanding as of March 31, 2006 and 289,536,344 shares issued and outstanding as of December 31, 2005	2,912	2,895
Paid in capital	5,272,754	5,253,188
Distributions in excess of accumulated earnings	(111,305)	(350,367)
Accumulated other comprehensive loss	(12,360)	(14,472)
Total shareholders’ equity	5,655,107	5,395,340
Total liabilities and shareholders’ equity	$14,180,907	$14,098,945

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2006	2005
REVENUES
Rental income	$518,492	$441,392
Fee and asset management	2,487	2,572

Total revenues	520,979	443,964

EXPENSES
Property and maintenance	140,030	119,464
Real estate taxes and insurance	53,070	47,933
Property management	26,384	22,943
Fee and asset management	2,069	2,187
Depreciation	143,590	115,231
General and administrative	13,817	18,070

Total expenses	378,960	325,828

Operating income	142,019	118,136

Interest and other income	2,328	59,454
Interest:
Expense incurred, net	(110,292)	(89,522)
Amortization of deferred financing costs	(2,790)	(1,676)

Income before allocation to Minority Interests, loss from investments in unconsolidated entities, net gain on sales of unconsolidated entities and land parcels and discontinued operations	31,265	86,392
Allocation to Minority Interests:
Operating Partnership, net	(1,201)	(5,426)
Preference Interests	(1,095)	(3,884)
Junior Preference Units	(4)	(4)
Partially Owned Properties	(1,521)	1,477
Premium on redemption of Preference Interests	(674)	(1,728)
Loss from investments in unconsolidated entities	(230)	(58)
Net gain on sales of unconsolidated entities	329	124
Net gain on sales of land parcels	—	10,368
Income from continuing operations, net of minority interests	26,869	87,261
Gain on sales of discontinued operations, net of minority interests	347,953	131,136
Discontinued operations, net of minority interests	2,993	8,642
Net income	377,815	227,039
Preferred distributions	(10,095)	(13,025)
Net income available to Common Shares	$367,720	$214,014

Earnings per share — basic:
Income from continuing operations available to Common Shares	$0.06	$0.26
Net income available to Common Shares	$1.27	$0.75
Weighted average Common Shares outstanding	288,880	284,511

Earnings per share — diluted:
Income from continuing operations available to Common Shares	$0.06	$0.26
Net income available to Common Shares	$1.25	$0.74
Weighted average Common Shares outstanding	314,049	308,576

Distributions declared per Common Share outstanding	$0.4425	$0.4325

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2006	2005
Comprehensive income:
Net income	$377,815	$227,039
Other comprehensive income — derivative and other instruments:
Unrealized holding gains arising during the period	1,523	3,168
Losses reclassified into earnings from other comprehensive income	589	582
Comprehensive income	$379,927	$230,789

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$377,815	$227,039
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests:
Operating Partnership	25,960	15,625
Preference Interests	1,095	3,884
Junior Preference Units	4	4
Partially Owned Properties	1,521	(1,477)
Premium on redemption of Preference Interests	674	1,728
Depreciation	146,771	129,068
Amortization of deferred financing costs	2,790	1,812
Amortization of discounts and premiums on debt	(1,894)	(234)
Amortization of deferred settlements on derivative instruments	244	236
(Income) from technology investments	—	(57,054)
Loss from investments in unconsolidated entities	230	58
Distributions from unconsolidated entities — return on capital	68	—
Net (gain) on sales of unconsolidated entities	(329)	(124)
Net (gain) on sales of land parcels	—	(10,368)
Net (gain) on sales of discontinued operations	(372,501)	(140,704)
Loss on debt extinguishments	2,867	3,337
Compensation paid with Company Common Shares	6,294	9,935
Other operating activities, net	791	—

Changes in assets and liabilities:
(Increase) decrease in rents receivable	(569)	1,334
(Increase) decrease in deposits — restricted	(2,303)	920
Decrease (increase) in other assets	3,233	(450)
Increase in accounts payable and accrued expenses	4,627	5,973
(Decrease) in accrued interest payable	(8,580)	(6,863)
(Decrease) in rents received in advance and other liabilities	(29,290)	(6,478)
Increase (decrease) in security deposits	1,559	(290)
Net cash provided by operating activities	161,077	176,911

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate — acquisitions	(444,901)	(267,615)
Investment in real estate — development/other	(34,831)	(51,106)
Improvements to real estate	(51,414)	(38,274)
Additions to non-real estate property	(1,620)	(1,488)
Interest capitalized for real estate under development	(4,016)	(2,850)
Proceeds from disposition of real estate, net	810,898	542,056
Proceeds from disposition of unconsolidated entities	333	124
Proceeds from technology investments	—	57,054
Investments in unconsolidated entities	(1,010)	(265)
Distributions from unconsolidated entities — return of capital	92	330
(Increase) in deposits on real estate acquisitions, net	(46,090)	(103,888)
Decrease (increase) in mortgage deposits	3,391	(841)
Consolidation of previously Unconsolidated Properties:
Via acquisition (net of cash acquired)	—	(20)
Via EITF 04-05 (cash consolidated)	1,436	—
Acquisition of Minority Interests — Partially Owned Properties	(1)	(1,122)
Other investing activities, net	2	—
Net cash provided by investing activities	232,269	132,095

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(4,464)	$(178)
Mortgage notes payable:
Proceeds	168,787	24,715
Lump sum payoffs	(141,183)	(127,177)
Scheduled principal repayments	(6,810)	(7,078)
Prepayment premiums/fees	(2,867)	(3,337)
Notes, net:
Proceeds	398,052	—
Lines of credit:
Proceeds	1,884,500	416,000
Repayments	(2,508,500)	(403,000)
Proceeds from settlement of derivative instruments	10,729	—
Proceeds from sale of Common Shares	3,308	4,462
Proceeds from exercise of options	22,155	10,352
Common Shares repurchased and retired	(44,758)	—
Redemption of Preference Interests	(25,500)	(66,000)
Payment of offering costs	(16)	(26)
Contributions — Minority Interests — Partially Owned Properties	815	20
Distributions:
Common Shares	(127,911)	(123,238)
Preferred Shares	(11,150)	(13,076)
Preference Interests	(1,133)	(3,962)
Junior Preference Units	(4)	(4)
Minority Interests — Operating Partnership	(9,181)	(8,878)
Minority Interests — Partially Owned Properties	(266)	(1,038)
Net cash (used for) financing activities	(395,397)	(301,443)
Net (decrease) increase in cash and cash equivalents	(2,051)	7,563
Cash and cash equivalents, beginning of period	88,828	83,505
Cash and cash equivalents, end of period	$86,777	$91,068

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2006	2005
SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$124,870	$99,413
Cash paid during the period for income, franchise and excise taxes	$899	$1,855

Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$50,604	$47,581
Valuation of OP Units issued	$27,855	$18,166
Mortgage loans (assumed) by purchaser	$(14,205)	$—

Consolidation of previously Unconsolidated Properties — Via acquisition:
Investment in real estate	$—	$(1,748)
Mortgage loans assumed	$—	$1,084
Minority Interests — Partially Owned Properties	$—	$20
Investments in unconsolidated entities	$—	$595
Net other liabilities recorded	$—	$29

Consolidation of previously Unconsolidated Properties — Via EITF 04-05:
Investment in real estate, net	$(24,637)	$—
Mortgage loans consolidated	$22,545	$—
Investments in unconsolidated entities	$2,602	$—
Net other liabilities recorded	$926	$—

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

EQR is the general partner of, and as of March 31, 2006 owned an approximate 93.5% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”). The Company is structured as an umbrella partnership REIT (“UPREIT”), under which all property ownership and business operations are conducted through the Operating Partnership and its subsidiaries. References to the “Company” include EQR, the Operating Partnership and each of the partnerships, limited liability companies and corporations controlled by the Operating Partnership and/or EQR.

As of March 31, 2006, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 911 properties in 31 states and the District of Columbia consisting of 192,240 units (table does not include various uncompleted development properties). The ownership breakdown includes:

	Properties	Units
Wholly Owned Properties	820	170,356
Partially Owned Properties:
Consolidated	45	7,366
Unconsolidated	45	10,846
Military Housing (Fee Managed)	1	3,672
	911	192,240

2.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, including definition of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Other

The Company adopted SFAS No. 123(R), Share-Based Payment, as required effective January 1, 2006. SFAS No. 123(R) requires all companies to expense stock-based compensation (such as stock options), as well as making other revisions to SFAS No. 123. As the Company began expensing all stock-based compensation effective January 1, 2003, the adoption of SFAS No. 123(R) did not have a material effect on its consolidated statements of operations or financial position.

The Company adopted the disclosure provisions of SFAS No. 150 and FSP No. FAS 150-3, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective December 31, 2003. SFAS No. 150 and FSP No. FAS 150-3 require the Company to make certain disclosures regarding noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS No. 150 (e.g., minority interests in consolidated limited-life subsidiaries). The Company is presently the controlling partner in various consolidated partnerships consisting of 45 properties and 7,366 units and various uncompleted development properties having a minority interest book value of $19.0 million at March 31, 2006. Some of these partnerships contain provisions that require the partnerships to be liquidated through the sale of its assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute proceeds of liquidation to the Minority Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of its assets warrant a distribution based on the partnership agreements. As of March 31, 2006, the Company estimates the value of Minority Interest distributions would have been approximately $87.1 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on March 31, 2006 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Minority Interests in the Company’s Partially Owned Properties is subject to change. To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Minority Interests in Partially Owned Properties.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“Issue 04-05”), which provides guidance in determining whether a general partner controls a limited partnership. Issue 04-05 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. The adoption of Issue 04-05 by the Company was required for new or modified limited partnership arrangements effective June 30, 2005 and existing limited partnership arrangements effective January 1, 2006. Effective January 1, 2006, the Company consolidated its Lexford syndicated portfolio consisting of 20 separate partnerships (10 properties) containing 1,272 units. The adoption did not have a material effect on the results of operations or financial position. See Note 4 for further discussion of the adoption of EITF Issue No. 04-05.

3.                 Shareholders’ Equity and Minority Interests

The following tables present the changes in the Company’s issued and outstanding Common Shares and OP Units for the quarter ended March 31, 2006:

2006
Common Shares outstanding at January 1,	289,536,344

Common Shares Issued:
Conversion of Series E Preferred Shares	41,816
Conversion of Series H Preferred Shares	2,895
Conversion of Series H Preference Interests	287,052
Employee Share Purchase Plan	93,375
Exercise of options	836,499
Restricted share grants, net	653,072
Conversion of OP Units	812,973

Common Shares Other:
Repurchased and retired	(1,019,800)

Common Shares outstanding at March 31,	291,244,226

2006
OP Units outstanding at January 1,	20,424,245

OP Units Issued:
Acquisitions	661,962
Conversion of OP Units to Common Shares	(812,973)
OP Units Outstanding at March 31,	20,273,234
Total Common Shares and OP Units Outstanding at March 31,	311,517,460
OP Units Ownership Interest in Operating Partnership	6.5%

OP Units Issued:
Acquisitions — per unit	$42.08
Acquisitions — valuation	$27.9 million

During the quarter ended March 31, 2006, the Company repurchased 1,019,800 of its Common Shares on the open market at an average price of $43.89 per share. The Company paid approximately $44.8 million for these shares, which were retired subsequent to the repurchase.

The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units are collectively referred to as the “Minority Interests — Operating Partnership”. Subject to certain restrictions, the Minority Interests — Operating Partnership may exchange their OP Units for EQR Common Shares on a one-for-one basis.

Net proceeds from the Company’s Common Share and Preferred Share (see definition below) offerings are contributed by the Company to the Operating Partnership. In return for those contributions, EQR receives a number of OP Units in the Operating Partnership equal to the number of Common Shares it has issued in the equity offering (or in the case of a preferred equity offering, a number of preference units in the Operating Partnership equal in number and having the same terms as the Preferred Shares issued in the equity offering). As a result, the net offering proceeds from Common Shares and Preferred Shares are allocated between shareholders’ equity and Minority Interests — Operating Partnership to account for the change in their respective percentage ownership of the underlying equity of the Operating Partnership.

The Company’s declaration of trust authorizes the Company to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share (the “Preferred Shares”), with specific rights, preferences and other attributes as the Board of Trustees may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company’s Common Shares.

The following table presents the Company’s issued and outstanding Preferred Shares as of March 31, 2006 and December 31, 2005:

			Annual	Amounts in thousands
	Redemption	Conversion	Dividend per	March	December
	Date (1) (2)	Rate (2)	Share (3)	31, 2006	31, 2005
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:

9 1/8% Series C Cumulative Redeemable Preferred; liquidation value $250 per share; 460,000 shares issued and outstanding at March 31, 2006 and December 31, 2005 (4)	9/9/06	N/A	$22.8125	$115,000	$115,000

8.60% Series D Cumulative Redeemable Preferred; liquidation value $250 per share; 700,000 shares issued and outstanding at March 31, 2006 and December 31, 2005 (4)	7/15/07	N/A	$21.50	175,000	175,000

7.00% Series E Cumulative Convertible Preferred; liquidation value $25 per share; 491,516 and 529,096 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	11/1/98	1.1128	$1.75	12,288	13,228

7.00% Series H Cumulative Convertible Preferred; liquidation value $25 per share; 32,734 and 34,734 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	6/30/98	1.4480	$1.75	818	868

8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at March 31, 2006 and December 31, 2005	12/10/26	N/A	$4.145	50,000	50,000

6.48% Series N Cumulative Redeemable Preferred; liquidation value $250 per share; 600,000 shares issued and outstanding at March 31, 2006 and December 31, 2005 (4)	6/19/08	N/A	$16.20	150,000	150,000
				$503,106	$504,096

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

(3)          Dividends on all series of Preferred Shares are payable quarterly at various pay dates. Dividends listed for Series C, D and N are Preferred Share rates and the equivalent Depositary Share annual dividends are $2.28125, $2.15 and $1.62 per share, respectively.

(4)          Series C, D and N Preferred Shares each have a corresponding depositary share that consists of ten times the number of shares and one-tenth the liquidation value and dividend per share.

The following table presents the issued and outstanding Preference Interests as of March 31, 2006 and December 31, 2005:

			Annual	Amounts in thousands
	Redemption Date (1) (2)	Conversion Rate (2)	Dividend per Unit (3)	March 31, 2006	December 31, 2005
Preference Interests:

7.875% Series G Cumulative Redeemable Preference Units; liquidation value $50 per unit; 0 and 510,000 units issued and outstanding at March 31, 2006 and December 31, 2005, respectively	03/21/06	N/A	(4)	$—	$25,500

7.625% Series H Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 0 and 190,000 units issued and outstanding at March 31, 2006 and December 31, 2005, respectively	03/23/06	1.5108	(5)	—	9,500

7.625% Series I Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 270,000 units issued and outstanding at March 31, 2006 and December 31, 2005	06/22/06	1.4542	$3.8125	13,500	13,500

7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 230,000 units issued and outstanding at March 31, 2006 and December 31, 2005	12/14/06	1.4108	$3.8125	11,500	11,500
				$25,000	$60,000

(1)          On or after the fifth anniversary of the respective issuance (the “Redemption Date”), all of the Preference Interests may be redeemed for cash at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price equal to the liquidation preference of $50.00 per unit plus the cumulative amount of accrued and unpaid distributions, if any.

(2)          On or after the tenth anniversary of the respective issuance (the “Conversion Date”), all of the Preference Interests are exchangeable at the option of the holder (in whole but not in part) on a one-for-one basis for a respective reserved series of EQR Preferred Shares. In addition, on or after the Conversion Date, the convertible Preference Interests (Series I & J) may be converted under certain circumstances at the option of the holder (in whole but not in part) to Common Shares based upon the contractual conversion rate, plus accrued and unpaid distributions, if any. Prior to the Conversion Date, the convertible Preference Interests (Series I & J) may be converted under certain circumstances at the option of the holder (in whole but not in part) to Common Shares based upon the contractual conversion rate, plus accrued and unpaid distributions, if any, if the issuer has called the series for redemption (the “Accelerated Conversion Right”).

(3)          Dividends on all series of Preference Interests are payable quarterly on March 25th, June 25th, September 25th and December 25th of each year.

(4)          On February 10, 2006, the Company issued an irrevocable notice to redeem for cash on March 21, 2006 all 510,000 units of its 7.875% Series G Preference Interests with a liquidation value of $25.5 million. The Company recorded approximately $0.7 million as premiums on redemption of Preference Interests (Minority Interests) in the accompanying consolidated statements of operations.

(5)          On February 10, 2006, the Company issued an irrevocable notice to redeem for cash on March 23, 2006 all 190,000 units of its 7.625% Series H Preference Interests with a liquidation value of $9.5 million. This notice triggered the holders’ Accelerated Conversion Right, which they exercised. As a result, effective March 23, 2006, the 190,000 units were converted to 287,052 Common Shares.

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of March 31, 2006 and December 31, 2005:

				Amounts in thousands
	Redemption Date (2)	Conversion Rate (2)	Annual Dividend per Unit (1)	March 31, 2006	December 31, 2005
Junior Preference Units:

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at March 31, 2006 and December 31, 2005	07/29/09	1.020408	$2.00	$184	$184
				$184	$184

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

4.              Real Estate

During the quarter ended March 31, 2006, the Company acquired the entire equity interest in eleven properties containing 2,779 units and two land parcels from unaffiliated parties for a total purchase price of $520.8 million.

As previously noted, the Company adopted EITF Issue No. 04-05, as required for existing limited partnership arrangements, effective January 1, 2006. The adoption required the consolidation of the Lexford syndicated portfolio consisting of 20 separate partnerships (10 properties) containing 1,272 units. The Company recorded $24.6 million in investment in real estate and the following:

•                  Consolidated $22.5 million in mortgage debt;

•                  Reduced investments in unconsolidated entities by $2.6 million;

•                  Consolidated $0.9 million of other liabilities net of other assets acquired; and

•                  Consolidated $1.4 million of cash.

During the quarter ended March 31, 2006, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Units	Sales Price
Rental Properties	25	8,110	$799,881
Condominium Units	2	171	35,015
	27	8,281	$834,896

The Company recognized a net gain on sales of discontinued operations of approximately $372.5 million (amount is net of $2.7 million of income taxes incurred on condominium sales — see additional discussion in Note 13) and a net gain on sales of unconsolidated entities of $0.3 million on the above sales.

5.              Commitments to Acquire/Dispose of Real Estate

As of May 3, 2006, in addition to the properties that were subsequently acquired as discussed in Note 16, the Company had entered into separate agreements to acquire the following (purchase price in thousands):

	Properties/ Parcels	Units	Purchase Price
Operating Properties	6	1,233	$277,010
Land Parcels	4	—	103,465
Total	10	1,233	$380,475

As of May 3, 2006, in addition to the properties that were subsequently disposed of as discussed in Note 16, the Company had entered into separate agreements (including option rights) to dispose of the following (sales price in thousands):

	Properties/ Parcels	Units	Sales Price
Operating Properties	12	2,329	$222,210
Development Properties	1	278	116,000
Land Parcels	1	—	84,000
Total	14	2,607	$422,210

The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

6.              Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following table summarizes the Company’s investments in partially owned entities as of March 31, 2006 (amounts in thousands except for project and unit amounts):

	Consolidated					Unconsolidated
	Lexford	FIN 46 / Development		Other	Total	Institutional Joint Ventures

Total projects	18	6	(2)	21	45	45

Total units	2,133	1,337	(2)	3,896	7,366	10,846

Company’s ownership percentage	44.9%	100.0%		66.6%		25.0%

Company’s share of outstanding debt (1)	$15,764	$229,317		$200,168	$445,249	$121,200

(1)             All debt is non-recourse to the Company.

(2)             Amounts exclude various uncompleted development projects.

7.              Deposits — Restricted

The following table presents the deposits — restricted as of March 31, 2006 and December 31, 2005 (amounts in thousands):

	March 31, 2006	December 31, 2005

Tax-deferred (1031) exchange proceeds	$58,247	$853
Earnest money on pending acquisitions	3,816	15,120
Resident security, utility and other	63,599	61,120
Totals	$125,662	$77,093

8.              Mortgage Notes Payable

As of March 31, 2006, the Company had outstanding mortgage indebtedness of approximately $3.5 billion.

During the quarter ended March 31, 2006, the Company:

•                  Repaid $148.0 million of mortgage loans;

•                  Assumed/consolidated $73.1 million of mortgage debt on certain properties in connection with their acquisitions and/or consolidations;

•                  Obtained $168.8 million of new mortgage loans on certain properties; and

•                  Was released from $14.2 million of mortgage debt assumed by the purchaser on one disposed property.

As of March 31, 2006, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through February 1, 2041. At March 31, 2006, the interest rate range on the Company’s mortgage debt was 3.05% to 12.465%. During the quarter ended March 31, 2006, the weighted average interest rate on the Company’s mortgage debt was 5.74%

9.              Notes

As of March 31, 2006, the Company had outstanding unsecured notes of approximately $3.8 billion.

During the quarter ended March 31, 2006, the Company:

•                  Issued $400.0 million of ten and one-half year 5.375% fixed rate public notes, receiving net proceeds of $395.5 million.

As of March 31, 2006, scheduled maturities for the Company’s outstanding notes were at various dates through 2029. At March 31, 2006, the interest rate range on the Company’s notes was 4.75% to 7.625%. During the quarter ended March 31, 2006, the weighted average interest rate on the Company’s notes was 6.08%.

10.       Lines of Credit

The Operating Partnership has an unsecured revolving credit facility with potential borrowings of up to $1.0 billion maturing on May 29, 2008. The Operating Partnership has the ability to increase available borrowings up to $500.0 million under certain circumstances. Advances under the credit facility bear interest at variable rates based upon LIBOR at various interest periods plus a spread dependent upon the Operating Partnership’s credit rating or based on bids received from the lending group. EQR has guaranteed the Operating Partnership’s credit facility up to the maximum amount and for the full term of the facility.

On August 30, 2005, the Operating Partnership obtained a new one-year $600.0 million unsecured revolving credit facility maturing on August 29, 2006. Advances under this facility bore interest at variable rates based on LIBOR at various interest periods plus a spread dependent upon the Operating Partnership’s credit rating. EQR guaranteed this credit facility up to the maximum amount and for its full term. This credit facility was repaid in full and terminated on January 20, 2006.

As of March 31, 2006, $145.0 million was outstanding and $64.5 million was restricted (dedicated to support letters of credit and not available for borrowing) on the revolving credit facility. During the quarter ended March 31, 2006, the weighted average interest rate under the credit facility was 4.81%.

11.       Derivative Instruments

The following table summarizes the consolidated derivative instruments at March 31, 2006 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Development Cash Flow Hedges (2)
Current Notional Balance	$370,000	$19,417
Lowest Possible Notional	$370,000	$13,925
Highest Possible Notional	$370,000	$46,296
Lowest Interest Rate	3.245%	4.530%
Highest Interest Rate	3.787%	4.530%
Earliest Maturity Date	2009	2007
Latest Maturity Date	2009	2007
Estimated Asset (Liability) Fair Value	$(18,908)	$177

(1) Fair Value Hedges — Converts outstanding fixed rate debt to a floating interest rate.

(2) Development Cash Flow Hedges — Converts outstanding floating rate debt to a fixed interest rate.

On March 31, 2006, the net derivative instruments were reported at their fair value as other assets of approximately $0.2 million and as other liabilities of approximately $18.9 million. As of March 31, 2006, there were approximately $13.0 million in deferred losses, net, included in accumulated other comprehensive loss. Based on the estimated fair values of the net derivative instruments at March 31, 2006, the Company may recognize an estimated $2.3 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending March 31, 2007.

In January 2006, the Company received approximately $10.7 million to terminate six forward starting swaps in conjunction with the issuance of $400.0 million of ten and one-half year unsecured notes. The $10.7 million has been deferred as a component of accumulated other comprehensive loss and will be recognized as a reduction of interest expense over the life of the unsecured notes.

12.       Earnings Per Share

The following tables set forth the computation of net income per share — basic and net income per share — diluted (amounts in thousands except per share amounts):

	Quarter Ended March 31,
	2006	2005
Numerator for net income per share — basic:
Income from continuing operations, net of minority interests	$26,869	$87,261
Preferred distributions	(10,095)	(13,025)

Income from continuing operations available to Common Shares, net of minority interests	16,774	74,236
Gain on sales of discontinued operations, net of minority interests	347,953	131,136
Discontinued operations, net of minority interests	2,993	8,642

Numerator for net income per share — basic	$367,720	$214,014

	Quarter Ended March 31,
	2006	2005
Numerator for net income per share — diluted:
Income from continuing operations, net of minority interests	$26,869	$87,261
Preferred distributions	(10,095)	(13,025)
Effect of dilutive securities:
Allocation to Minority Interests — Operating Partnership, net	1,201	5,426

Income from continuing operations available to Common Shares	17,975	79,662
Net gain on sales of discontinued operations	372,501	140,704
Discontinued operations	3,204	9,273

Numerator for net income per share — diluted	$393,680	$229,639

Denominator for net income per share — basic and diluted:
Denominator for net income per share — basic	288,880	284,511
Effect of dilutive securities:
OP Units	20,454	20,880
Share options/restricted shares	4,715	3,185

Denominator for net income per share — diluted	314,049	308,576

Net income per share — basic	$1.27	$0.75

Net income per share — diluted	$1.25	$0.74
Net income per share — basic:
Income from continuing operations available to Common Shares,
net of minority interests	$0.058	$0.261
Gain on sales of discontinued operations, net of minority interests	1.204	0.461
Discontinued operations, net of minority interests	0.010	0.030

Net income per share — basic	$1.272	$0.752

Net income per share — diluted:
Income from continuing operations available to Common Shares	$0.057	$0.258
Gain on sales of discontinued operations	1.186	0.456
Discontinued operations	0.010	0.030

Net income per share — diluted	$1.253	$0.744

Convertible preferred shares/units that could be converted into 1,615,465 and 1,871,194 weighted average Common Shares for the quarters ended March 31, 2006 and 2005, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

13.       Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of on or after January 1, 2002 (the date of adoption of SFAS No. 144) and all operations related to condominium conversion properties effective upon their respective transfer into a TRS.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during the quarters ended March 31, 2006 and

2005 (amounts in thousands).

	Quarter Ended March 31,
	2006	2005
REVENUES
Rental income	$16,268	$53,789
Total revenues	16,268	53,789

EXPENSES (1)
Property and maintenance	7,492	17,825
Real estate taxes and insurance	2,747	8,384
Property management	90	118
Depreciation	3,181	13,837
General and administrative	226	96
Total expenses	13,736	40,260

Discontinued operating income	2,532	13,529

Interest and other income	1,004	56
Interest (2):
Expense incurred, net	(332)	(4,176)
Amortization of deferred financing costs	—	(136)

Discontinued operations	3,204	9,273
Minority Interests — Operating Partnership	(211)	(631)
Discontinued operations, net of minority interests	$2,993	$8,642

(1)             Includes expenses paid in the current period for properties sold in prior periods related to the Company’s period of ownership.

(2)             Includes only interest expense specific to secured mortgage notes payable for properties sold.

For the properties sold during the quarter ended March 31, 2006 (excluding condominium conversion properties), the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2005 were $422.5 million and $32.5 million, respectively.

Due to the structure of the Company as a REIT and the nature of the operations of its operating properties, no provision for federal income taxes has been made at the EQR level. Historically, the Company has generally only incurred certain state and local income, excise and franchise taxes.

The Company has elected Taxable REIT Subsidiary (“TRS”) status for certain of its corporate subsidiaries, primarily those entities engaged in condominium conversion and sale activities. The Company recognized provisions for income taxes of $2.7 million and $0.2 million for the quarters ended March 31, 2006 and 2005, respectively. These amounts were classified as reductions of the gain on sales of discontinued operations, net of minority interests in the accompanying consolidated statements of operations. In addition, the aggregate results of operations (primarily net operating income) of the Company’s condominium conversion properties are included in discontinued operations, net of minority interests in the accompanying consolidated statements of operations.

The net real estate basis of the Company’s condominium conversion properties and land parcels owned by the TRS, which were included in investment in real estate, net in the consolidated balance sheets, was $277.9 million and $276.8 million at March 31, 2006 and December 31, 2005, respectively.

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

The Company does not believe there is any litigation pending or threatened against the Company which, individually or in the aggregate, reasonably may be expected to have a material adverse effect on the Company.

During the years ended December 31, 2005 and 2004, the Company established a reserve and recorded a corresponding expense, net of insurance receivables, for estimated uninsured property damage at certain of its properties caused by various hurricanes in each respective year. During the quarter ended March 31, 2006, the Company received $4.0 million in insurance proceeds and recorded an additional $2.9 million of receivables in anticipation of proceeds expected. As of March 31, 2006, a receivable of $10.0 million and reserve of $13.4 million are included in other assets and rents received in advance and other liabilities, respectively, on the consolidated balance sheets.

As of March 31, 2006, the Company has six projects totaling 1,711 units in various stages of development with estimated completion dates ranging through June 30, 2008. The primary development agreements currently in place have the following key terms:

•        The first development partner has the right, at any time following completion of a project subject to the agreement, to stipulate a value for such project and offer to sell its interest in the project to the Company based on such value. If the Company chooses not to purchase the interest, the Company must agree to a sale of the project to an unrelated third party at such value. The Company’s partner must exercise this right as to all projects subject to the agreement within five years after the receipt of the final certificate of occupancy on the last developed property.  In connection with this development agreement, the Company has an obligation to provide up to $40.0 million in credit enhancements to guarantee a portion of the third party construction financing. As of May 3, 2006, the Company did not have any amounts outstanding related to this credit enhancement. The Company would be required to perform under this agreement only if there was a material default under a third party construction mortgage agreement. This agreement expires no later than December 31, 2018. Notwithstanding the termination of the agreement, the Company shall have recourse against its development partner for any losses incurred.

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

The Company’s primary business is owning, managing, and operating multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents and includes Equity Corporate Housing (“ECH”). Senior management evaluates the performance of each of our apartment communities on an individual basis; however, each of our apartment communities has similar economic characteristics, residents, and products and services so they have been aggregated into one reportable segment. The Company’s rental real estate segment comprises approximately 99.5% and 99.4% of total revenues from continuing operations for the quarters ended March 31, 2006 and 2005, respectively. The Company’s rental real estate segment comprises approximately 99.8% of total assets at both March 31, 2006 and December 31, 2005.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (as reflected in the accompanying consolidated statements of operations). The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following table presents the NOI from our rental real estate specific to continuing operations for the quarters ended March 31, 2006 and 2005, respectively (amounts in thousands):

	Quarter Ended March 31,
	2006	2005
Rental income	$518,492	$441,392
Property and maintenance expense	(140,030)	(119,464)
Real estate taxes and insurance expense	(53,070)	(47,933)
Property management expense	(26,384)	(22,943)
Net operating income	$299,008	$251,052

The Company’s fee and asset management activity is immaterial and does not meet the threshold requirements of a reportable segment as provided for in SFAS No. 131.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the quarters ended March 31, 2006 or 2005.

16.       Subsequent Events/Other

Subsequent to March 31, 2006 and through May 3, 2006, the Company:

•                  Acquired $47.9 million of apartment properties consisting of two properties and 315 units;

•                  Acquired for $29.6 million its partner’s interest in one development property containing 359 units,

issuing 419,031 OP Units valued at $18.7 million and paying $10.9 million in cash;

•                  Sold $64.5 million of apartment properties consisting of two properties and 688 units (excluding condominium units) and $0.9 million of land parcels;

•                  Assumed $12.0 million of mortgage debt in connection with the acquisition of one property; and

•                  Repaid $3.1 million of mortgage loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

For further information including definitions for capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Forward-looking statements in this report are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, projections and assumptions made by management. While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Many of these uncertainties and risks are difficult to predict and beyond management’s control. Forward-looking statements are not guarantees of future performance, results or events. The Company assumes no obligation to update or supplement forward-looking statements because of subsequent events.  Factors that might cause such differences include, but are not limited to the following:

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

Results of Operations

In conjunction with our business objectives and operating strategy, the Company has continued to invest or recycle its capital investment in apartment communities located in strategically targeted markets during the quarter ended March 31, 2006. In summary, we:

•          Acquired $506.6 million of apartment properties consisting of eleven properties and 2,779 units and $14.2 million of land parcels, all of which we deem to be in our strategic targeted markets; and

•          Sold $799.9 million of apartment properties consisting of 25 properties and 8,110 units as well as 171 condominium units for $35.0 million.

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

Properties that the Company owned for both of the quarters ended March 31, 2006 and March 31, 2005 (the “First Quarter 2006 Same Store Properties”), which represented 158,398 units, impacted the Company’s results of operations and are discussed in the following paragraphs.

The Company’s acquisition, disposition, completed development and consolidation of previously unconsolidated property activities also impacted overall results of operations for the quarters ended March 31, 2006 and 2005. The impacts of these activities are also discussed in greater detail in the following paragraphs.

Comparison of the quarter ended March 31, 2006 to the quarter ended March 31, 2005

For the quarter ended March 31, 2006, income from continuing operations, net of minority interests, decreased by approximately $60.4 million when compared to the quarter ended March 31, 2005. This decrease is primarily attributable to approximately $57.1 million of other income recognized in 2005 related to eBay, Inc’s acquisition of the Company’s interest in Rent.com.

Revenues from the First Quarter 2006 Same Store Properties increased $25.3 million primarily as a result of higher rental rates charged to residents, increased occupancy and lower concessions. Expenses from the First Quarter 2006 Same Store Properties increased $9.7 million primarily due to higher utilities, insurance and real estate taxes. The following tables provide comparative revenue, expense, NOI and occupancy/turnover statistics for the First Quarter 2006 Same Store Properties:

First Quarter 2006 vs. First Quarter 2005 Quarter over Quarter Same-Store Results
$ in Millions — 158,398 Same-Store Units
Description	Revenues	Expenses	NOI
Q1 2006	$444.9	$180.5	$264.4
Q1 2005	$419.6	$170.8	$248.8
Change	$25.3	$9.7	$15.6
Change	6.0%	5.7%	6.3%

Same Store Statistics
	Occupancy	Turnover

Q1 2006	94.5%	13.5%
Q1 2005	93.7%	14.4%
Change	0.8%	(0.9%)

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the First Quarter 2006 Same Store Properties:

	Quarter Ended March 31,
	2006	2005
	(Amounts in millions)

Operating income	$142.0	$118.1
Adjustments:
Insurance (1)	(2.9)	—
Non-same store operating results	(31.7)	(2.2)
Fee and asset management revenue	(2.5)	(2.6)
Fee and asset management expense	2.1	2.2
Depreciation	143.6	115.2
General and administrative	13.8	18.1
Same store NOI	$264.4	$248.8

(1)             Amount represents additional hurricane insurance reimbursements.

For properties that the Company acquired prior to January 1, 2005 and expects to continue to own through December 31, 2006, the Company anticipates the following same store results for the full year ending December 31, 2006:

2006 Same Store Assumptions
Physical Occupancy	94.5%
Revenue Change	4.75% to 5.75%
Expense Change	4.25% to 5.25%
NOI Change	4.50% to 6.50%

These 2006 assumptions are based on current expectations and are forward-looking.

Non-same store operating results increased $29.5 million and consist primarily of properties acquired in calendar years 2006 and 2005 as well as our corporate housing business.

Fee and asset management revenues, net of fee and asset management expenses were consistent between the periods under comparison. As of March 31, 2006 and 2005, the Company managed 14,888 units and 17,928 units, respectively, for third parties and unconsolidated entities.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses increased by approximately $3.4 million or 15.0%. This increase is primarily attributable to higher overall payroll costs, temporary contracting costs and training costs specific to the Company’s rollout of a new property management system.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased $28.4 million primarily as a result of additional depreciation expense on newly acquired properties and capital expenditures for all properties owned.

General and administrative expenses, which include corporate operating expenses, decreased approximately $4.3 million between the periods under comparison. This decrease was primarily due to lower executive compensation expense due to severance costs for several executive officers incurred during the quarter ended March 31, 2005. The Company anticipates that general and administrative expenses will approximate $50.0 million for the year ending December 31, 2006. This above assumption is based on current expectations and is forward-looking.

Interest and other income from continuing operations decreased by approximately $57.1 million, primarily as a result of the $57.1 million in cash received in the quarter ended March 31, 2005 for the Company’s ownership interest in Rent.com, which was acquired by eBay, Inc.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $21.9 million primarily as a result of higher variable interest rates. During the quarter ended March 31, 2006, the Company capitalized interest costs of approximately $4.0 million as compared to $2.9 million for the quarter ended March 31, 2005. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended March 31, 2006 was 6.25% as compared to 6.18% for the quarter ended March 31, 2005.

Loss from investments in unconsolidated entities increased approximately $0.2 million between the periods under comparison. This increase is primarily the result of consolidating previously unconsolidated properties as of January 1, 2006 as the result of EITF Issue No. 04-05. See also Note 4 in the Notes to Consolidated Financial Statements for further discussion.

Net gain on sales of land parcels decreased $10.4 million, due to a large gain recorded on the sale of one land parcel during the quarter ended March 31, 2005.

Gain on sales of discontinued operations, net of minority interests, increased approximately $216.8 million between the periods under comparison. This increase is primarily the result of higher per unit sales prices and lower real estate net book values for properties sold during the quarter ended March 31, 2006 as compared to the same period in 2005.

Discontinued operations, net of minority interests, decreased approximately $5.6 million between the periods under comparison. The decrease in revenues and expenses between periods results from the timing, size and number of properties sold. Any property sold after March 31, 2005 will include a full period’s results in the first quarter of 2005 but minimal to no results in the first quarter of 2006. See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

As of January 1, 2006, the Company had approximately $88.8 million of cash and cash equivalents and $780.8 million available under its revolving credit facilities (net of $50.2 million which was restricted/dedicated to support letters of credit and not available for borrowing). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at March 31, 2006 was approximately $86.8 million and the amount available on the Company’s revolving credit facility was $790.5 million (net of $64.5 million which was restricted/dedicated to support letters of credit and not available for borrowing).

During the quarter ended March 31, 2006, the Company generated proceeds from various transactions, which included the following:

•                  Disposed of 25 properties and various individual condominium units, receiving net proceeds of approximately $811.2 million;

•                  Obtained $395.5 million in net proceeds from the issuance of $400.0 million of ten and one-half year 5.375% fixed rate public notes and terminated six forward starting swaps designated to hedge the note issuance, receiving net proceeds of $10.7 million;

•                  Obtained $168.8 million in new mortgage financing; and

•                  Issued approximately 0.9 million Common Shares and received net proceeds of $25.5 million.

During the quarter ended March 31, 2006, the above proceeds were primarily utilized to:

•                  Invest $34.8 million primarily in development projects;

•      Acquire 11 properties and two land parcels, utilizing cash of $444.9 million;

•      Repurchase 1.0 million Common Shares utilizing cash of $44.8 million;

•                  Repay $148.0 million of mortgage loans; and

•                  Redeem the Series G Preference Interests at a liquidation value of $25.5 million.

Depending on its analysis of market prices, economic conditions, and other opportunities for the investment of available capital, the Company may repurchase its Common Shares pursuant to its existing share buyback program authorized by the Board of Trustees. The Company repurchased $44.8 million (1,019,800 shares at an average price per share of $43.89) of its Common Shares during the quarter ended March 31, 2006 to offset the issuance of 661,962 OP Units in connection with a property acquisition and to partially offset restricted shares granted in February 2006. The Company is authorized to repurchase approximately $540.2 million of additional Common Shares.

The Company’s total debt summary and debt maturity schedule as of March 31, 2006, are as follows:

Debt Summary
		Weighted Average
	$ Millions (1)	Rate (1)
Secured	$3,455	5.74%
Unsecured	3,985	5.95%
Total	$7,440	5.86%

Fixed Rate	$6,237	6.21%
Floating Rate	1,203	4.47%
Total	$7,440	5.86%

Above Totals Include:
Tax Exempt:
Fixed	$130	5.35%
Floating	611	3.29%
Total	$741	3.65%

Unsecured Revolving Credit Facilities	$145	4.81%

(1)          Net of the effect of any derivative instruments.

Debt Maturity Schedule as of March 31, 2006
Year	$ Millions	% of Total
2006 (1)	$533	7.2%
2007	358	4.8%
2008 (2)	725	9.7%
2009	859	11.6%
2010	278	3.7%
2011	818	11.0%
2012	535	7.2%
2013	567	7.6%
2014	504	6.8%
2015 +	2,263	30.4%
Total	$7,440	100.0%

(1)          Includes $150 million of 7.57% unsecured debt with a final maturity of 2026 that is putable effective August 15, 2006.

(2)          Includes $145.0 million outstanding on the Company’s unsecured revolving credit facility which matures on May 29, 2008.

As of May 3, 2006, $580.0 million in debt securities remains available for issuance by the Operating Partnership under a registration statement the SEC declared effective in June 2003 and $956.5 million in equity securities remains available for issuance by the Company under a registration statement the SEC declared effective in February 1998.

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of March 31, 2006 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all OP Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange; (ii) the “Common Share Equivalent” of all convertible preferred shares and preference interests/units; and (iii) the liquidation value of all perpetual preferred shares outstanding.

Capital Structure as of March 31, 2006 (Amounts in thousands except for share and per share amounts)

Secured Debt			$3,455,316	46%
Unsecured Debt			3,839,475	52%
Lines of Credit			145,000	2%
Total Debt			$7,439,791	100%	33%

Common Shares	291,244,226	93%
OP Units	20,273,234	7%
Total Shares and OP Units	311,517,460	100%
Common Share Equivalents (see below)	1,318,993
Total outstanding at quarter-end	312,836,453
Common Share Price at March 31, 2006	$46.79
			14,637,618	97%
Perpetual Preferred Equity (see below)			490,000	3%
Total Equity			15,127,618	100%	67%

Total Market Capitalization			$22,567,409		100%

Convertible Preferred Equity as of March 31, 2006
(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares/Units	Liquidation Value	Annual Dividend Per Share/Unit	Annual Dividend Amount	Weighted Average Rate	Conversion Ratio	Common Share Equivalents
Preferred Shares:
7.00% Series E	11/1/98	491,516	$12,288	$1.75	$860		1.1128	546,959
7.00% Series H	6/30/98	32,734	818	1.75	57		1.4480	47,399
Preference Interests:
7.625% Series I	6/22/06	270,000	13,500	3.8125	1,029		1.4542	392,634
7.625% Series J	12/14/06	230,000	11,500	3.8125	877		1.4108	324,484
Junior Preference Units:
8.00% Series B	7/29/09	7,367	184	2.00	15		1.020408	7,517
Total Convertible Preferred Equity		1,031,617	$38,290		$2,838	7.41%		1,318,993

Perpetual Preferred Equity as of March 31, 2006
(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares/Units	Liquidation Value	Annual Dividend Per Share/Unit	Annual Dividend Amount	Weighted Average Rate
Preferred Shares:
9 1/8% Series C	9/9/06	460,000	$115,000	$22.8125	$10,494
8.60% Series D	7/15/07	700,000	175,000	21.50	15,050
8.29% Series K	12/10/26	1,000,000	50,000	4.145	4,145
6.48% Series N	6/19/08	600,000	150,000	16.20	9,720
Total Perpetual Preferred Equity		2,760,000	$490,000		$39,409	8.04%

The Company expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its revolving credit facilities. The Company considers its cash provided by operating activities to be adequate to meet operating/capital requirements and payments of distributions. The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions and financing of construction and development activities through the issuance of unsecured notes and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $16.7 billion in investment in real estate on the Company’s balance sheet at March 31, 2006, $10.7 billion or 64.1%, was unencumbered.

The Operating Partnership has a revolving credit facility with potential borrowings for up to $1.0 billion. This facility matures in May 2008 and may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements. As of May 3, 2006, $220.0 million was outstanding under this facility.

See Note 16 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to March 31, 2006.

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

•                 flooring such as vinyl, linoleum or tile; and

•                 blinds/shades.

All replacements are depreciated over a five-year estimated useful life. We expense as incurred all make-ready maintenance and turnover costs such as cleaning, interior painting of individual units and the repair of any replacement item noted above.

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

All building improvements are depreciated over a five to ten-year estimated useful life. We capitalize building improvements and upgrades only if the item: (i) exceeds $2,500 (selected projects must exceed $10,000); (ii) extends the useful life of the asset; and (iii) improves the value of the asset.

For the quarter ended March 31, 2006, our actual improvements to real estate totaled approximately $51.4 million. This includes the following detail (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate For the Quarter Ended March 31, 2006
	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit

Established Properties (2)	144,257	$13,090	$91	$20,042	$139	$33,132	$230
New Acquisition Properties (3)	23,738	1,900	85	4,828	217	6,728	302
Other (4)	9,727	4,308		7,246		11,554
Total	177,722	$19,298		$32,116		$51,414

(1)             Total units exclude 10,846 unconsolidated units and 3,672 military housing (fee managed) units.

(2)             Wholly Owned Properties acquired prior to January 1, 2004.

(3)             Wholly Owned Properties acquired during 2004, 2005 and 2006. Per unit amounts are based on a weighted average of 22,237 units.

(4)             Includes properties either Partially Owned or sold during the period, commercial space, condominium conversions and $2.2 million included in building improvements spent on eight specific assets related to major renovations and repositioning of these assets.

The Company expects to fund approximately $127.0 million for capital expenditures for replacements and building improvements for all consolidated properties, exclusive of condominium conversion properties, for the remainder of 2006. This includes an average of approximately $1,000 per unit for capital improvements for established properties.

During the quarter ended March 31, 2006, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $1.6 million. The Company expects to fund approximately $9.2 million in total additions to non-real estate property for the remainder of 2006.

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

See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at March 31, 2006.

Other

Minority Interests as of March 31, 2006 decreased by $19.3 million when compared to December 31, 2005. The primary factors that impacted this account in the Company’s consolidated statements of operations and balance sheets during the quarter ended March 31, 2006 were:

•               The redemption or conversion of 0.7 million Series G and H Preference Interests with a combined liquidation value of $35.0 million and a premium on redemption of $0.7 million (see Note 3 in the Notes to Consolidated Financial Statements for further discussion);

•               Distributions declared to Minority Interests, which amounted to $8.8 million (excluding Junior Preference Unit and Preference Interest distributions);

•               The allocation of income from operations to holders of OP Units in the amount of $26.0 million;

•               The issuance of 661,962 OP Units for the acquisition of one property with a valuation of $27.9 million; and

•               The conversion of 0.8 million OP Units into Common Shares.

Total distributions paid in April 2006 amounted to $146.6 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the first quarter ended March 31, 2006.

On March 2, 2006, the Company announced that it has retained JP Morgan to assist in the possible sale of its Lexford Housing division. As of May 3, 2006, the division is currently comprised of 289 properties consisting of 26,118 apartment units located in ten states and a property management business located in Columbus, Ohio. Exploration of a sale does not mandate that a sale or other transaction will follow. The Company’s Board of Trustees has not approved any specific transaction.

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

•  Institutional Ventures — During 2000 and 2001, the Company entered into ventures with an unaffiliated partner.  At the respective closing dates, the Company sold and/or contributed 45 properties containing 10,846 units to these ventures and retained a 25% ownership interest in the ventures. The Company’s joint venture partner contributed cash equal to 75% of the agreed-upon equity value of the properties comprising the ventures, which was then distributed to the Company. The Company’s strategy with respect to these ventures was to reduce its concentration of properties in a variety of markets.

As of March 31, 2006, the Company has six projects totaling 1,711 units in various stages of development with estimated completion dates ranging through June 30, 2008. The development agreements currently in place are discussed in detail in Note 14 of the Company’s Consolidated Financial Statements.

See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in partially owned entities.

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

Fair Value of Financial Instruments, Including Derivative Instruments

The valuation of financial instruments under SFAS No. 107 and SFAS No. 133 and its amendments (SFAS Nos. 137/138/149) requires the Company to make estimates and judgments that affect the fair value of the instruments. The Company, where possible, bases the fair values of its financial instruments, including its derivative instruments, on listed market prices and third party quotes. Where these are not available, the Company bases its estimates on current instruments with similar terms and maturities or on other factors relevant to the financial statements.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment, effective January 1, 2006, which results in compensation expense being recorded based on the fair value of the stock compensation granted.

Funds From Operations

For the quarter ended March 31, 2006, Funds From Operations (“FFO”) available to Common Shares and OP Units decreased $55.4 million, or 24.1%, as compared to the quarter ended March 31, 2005. This decrease is primarily attributable to approximately $57.1 million of other income recognized in 2005 related to eBay, Inc’s acquisition of the Company’s interest in Rent.com.

The following is a reconciliation of net income to FFO available to Common Shares and OP Units for the quarters ended March 31, 2006 and 2005:

Funds From Operations (Amounts in thousands) (Unaudited)
	Quarter Ended March 31,
	2006	2005
Net income	$377,815	$227,039
Allocation to Minority Interests — Operating Partnership, net	1,201	5,426
Adjustments:
Depreciation	143,590	115,231
Depreciation — Non-real estate additions	(1,844)	(1,294)
Depreciation — Partially Owned and Unconsolidated Properties	1,550	(250)
Net gain on sales of unconsolidated entities	(329)	(124)
Discontinued operations:
Depreciation	3,181	13,837
Gain on sales of discontinued operations, net of minority interests	(347,953)	(131,136)
Net incremental gain on sales of condominium units	7,127	13,482
Minority Interests — Operating Partnership	211	631

FFO (1)(2)	184,549	242,842
Preferred distributions	(10,095)	(13,025)
FFO available to Common Shares and OP Units	$174,454	$229,817

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk has not changed materially from the amounts and information reported in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, to the Company’s Form 10-K for the year ended December 31, 2005. See also Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief

Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no new or significant developments related to the legal proceedings that were discussed in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2005.

Item 1A. Risk Factors

There have been no material changes related to the risk factors that were discussed in Part I, Item 1A of the Company’s
Form 10–K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                (a) Unregistered Common Shares Issued in the Quarter Ended March 31, 2006

                On March 23, 2006, the Company issued 287,052 Common Shares, valued at approximately $13.2 million on the date of issuance, to certain preferred partners of a subsidiary of the Operating Partnership upon exchange for 190,000 Preference Interests.  Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the manner of sale and information obtained by the Company from the preferred partners in connection with these transactions, the Company believes it may rely on this exemption.

                (c) Common Shares Repurchased in the Quarter Ended March 31, 2006

The Company repurchased the following Common Shares during the first quarter ended March 31, 2006:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 2006	719,800	$43.76	719,800	$553,499,067
March 2006	300,000	44.19	300,000	540,242,127
First Quarter 2006	1,019,800	$43.89	1,019,800

(1)             The Common Shares repurchased during the first quarter 2006 represent Common Shares repurchased in the open market under the Company’s publicly announced share repurchase program approved by its Board of Trustees.  Under this program, the Company may repurchase in open market or privately negotiated transactions up to $585.0 million of its Common Shares, with $540.2 million remaining following the above purchases.

Item 6.    Exhibits

10.1*       Fourth amendment to Equity Residential 2002 Share Incentive Plan.

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

*   Included as an exhibit to the Company’s Form 10-K for the year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date: May 8, 2006	By:	/s/ Donna Brandin
Donna Brandin
Executive Vice President and
Chief Financial Officer

Date: May 8, 2006	By:	/s/ Mark L. Wetzel
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