Form 10-Q
period 2006-09-30
EQUITY RESIDENTIAL
filed 2006-11-06
CIK 906107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2006

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

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on September 30, 2006 was 292,132,743.

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Investment in real estate
Land	$3,118,538	$2,848,601
Depreciable property	13,195,156	13,336,636
Projects under development	335,227	240,980
Land held for development	199,369	164,153
Investment in real estate	16,848,290	16,590,370
Accumulated depreciation	(2,911,481)	(2,888,140)
Investment in real estate, net	13,936,809	13,702,230

Real estate held for sale	646,155	-
Cash and cash equivalents	76,324	88,828
Investments in unconsolidated entities	4,528	6,838
Rents receivable	1,452	789
Deposits — restricted	96,567	77,093
Escrow deposits — mortgage	32,410	35,225
Deferred financing costs, net	43,957	40,636
Goodwill, net	30,000	30,000
Other assets	101,864	117,306
Total assets	$14,970,066	$14,098,945

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$3,157,088	$3,379,289
Mortgage notes payable, held for sale	196,325	-
Notes, net	4,469,043	3,442,784
Lines of credit	506,000	769,000
Accounts payable and accrued expenses	146,091	108,855
Accrued interest payable	73,174	78,441
Rents received in advance and other liabilities	292,515	302,418
Security deposits	63,901	54,823
Distributions payable	144,758	145,812
Total liabilities	9,048,895	8,281,422

Commitments and contingencies
Minority Interests:
Operating Partnership	361,060	345,034
Preference Interests and Units	11,684	60,184
Partially Owned Properties	23,842	16,965
Total Minority Interests	396,586	422,183

Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 2,794,050 shares issued and outstanding as of September 30, 2006 and 3,323,830 shares issued and outstanding as of December 31, 2005	387,351	504,096
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 292,132,743 shares issuedand outstanding as of September 30, 2006 and 289,536,344 shares issued and outstanding as of December 31, 2005	2,921	2,895

Paid in capital	5,311,347	5,253,188
Distributions in excess of accumulated earnings	(162,408)	(350,367)
Accumulated other comprehensive loss	(14,626)	(14,472)
Total shareholders’ equity	5,524,585	5,395,340
Total liabilities and shareholders’ equity	$14,970,066	$14,098,945

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2006	2005	2006	2005
REVENUES
Rental income	$1,470,705	$1,237,279	$511,794	$428,357
Fee and asset management	6,878	7,763	2,071	2,401
Total revenues	1,477,583	1,245,042	513,865	430,758

EXPENSES
Property and maintenance	390,732	338,810	138,285	121,562
Real estate taxes and insurance	148,604	136,813	51,525	50,181
Property management	70,081	63,351	23,417	21,944
Fee and asset management	6,477	6,358	2,151	2,182
Depreciation	415,179	323,608	143,255	111,370
General and administrative	37,638	45,944	14,448	14,442
Total expenses	1,068,711	914,884	373,081	321,681

Operating income	408,872	330,158	140,784	109,077

Interest and other income	11,668	64,824	7,303	2,554
Interest:
Expense incurred, net	(319,236)	(266,063)	(110,187)	(92,335)
Amortization of deferred financing costs	(6,419)	(4,832)	(1,906)	(1,602)

Income before allocation to Minority Interests, loss from investments in unconsolidated entities, net gain on sales of unconsolidated entities and land parcels and discontinued operations	94,885	124,087	35,994	17,694
Allocation to Minority Interests:
Operating Partnership, net	(3,891)	(5,509)	(1,627)	183
Preference Interests and Units	(1,779)	(6,442)	(223)	(1,163)
Partially Owned Properties	(2,550)	672	(482)	(1,624)
Premium on redemption of Preference Interests	(684)	(4,134)	(1)	(22)
Loss from investments in unconsolidated entities	(565)	(450)	(190)	(235)
Net gain on sales of unconsolidated entities	370	124	18	-
Net gain on sales of land parcels	3,183	10,366	2,937	-
Income from continuing operations, net of minority interests	88,969	118,714	36,426	14,833
Discontinued operations, net of minority interests	518,814	517,193	33,385	252,691
Net income	607,783	635,907	69,811	267,524
Preferred distributions	(29,682)	(39,004)	(9,514)	(12,961)
Premium on redemption of Preferred Shares	(3,941)	(4,316)	(3,941)	(4,316)
Net income available to Common Shares	$574,160	$592,587	$56,356	$250,247

Earnings per share — basic:
Income (loss) from continuing operations available to Common Shares	$0.19	$0.26	$0.08	$(0.01)
Net income available to Common Shares	$1.98	$2.08	$0.19	$0.87
Weighted average Common Shares outstanding	289,463	285,331	290,036	286,182

Earnings per share — diluted:
Income (loss) from continuing operations available to Common Shares	$0.19	$0.26	$0.08	$(0.01)
Net income available to Common Shares	$1.95	$2.05	$0.19	$0.87
Weighted average Common Shares outstanding	314,982	310,211	315,886	286,182

Distributions declared per Common Share outstanding	$1.3275	$1.2975	$0.4425	$0.4325

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Amounts in thousands except per share data)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2006	2005	2006	2005

Comprehensive income:
Net income	$607,783	$635,907	$69,811	$267,524
Other comprehensive income — derivative and other instruments:
Unrealized holding gains (losses) arising during the period	(1,843)	2,010	(4,252)	13,684
Losses reclassified into earnings from other comprehensive income	1,689	1,797	553	629
Comprehensive income	$607,629	$639,714	$66,112	$281,837

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$607,783	$635,907
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests:
Operating Partnership	40,493	43,060
Preference Interests and Units	1,779	6,442
Partially Owned Properties	2,550	(672)
Premium on redemption of Preference Interests	684	4,134
Depreciation	440,727	391,151
Amortization of deferred financing costs	7,092	5,470
Amortization of discounts and premiums on debt	(5,100)	(1,677)
Amortization of deferred settlements on derivative instruments	628	761
Income from technology investments	(3,736)	(57,054)
Loss from investments in unconsolidated entities	565	450
Distributions from unconsolidated entities — return on capital	138	—
Net (gain) on sales of unconsolidated entities	(370)	(124)
Net (gain) on sales of land parcels	(3,183)	(10,366)
Net (gain) on sales of discontinued operations	(526,873)	(503,053)
Loss on debt extinguishments	2,901	10,977
Unrealized (gain) loss on derivative instruments	(12)	10
Compensation paid with Company Common Shares	18,401	26,799
Other operating activities, net	2,623	480

Changes in assets and liabilities:
(Increase) decrease in rents receivable	(656)	762
(Increase) decrease in deposits — restricted	(10,441)	12,319
Decrease (increase) in other assets	11,224	(1,468)
Increase in accounts payable and accrued expenses	35,659	25,463
(Decrease) in accrued interest payable	(5,422)	(6,146)
(Decrease) in rents received in advance and other liabilities	(40,908)	(7,123)
Increase in security deposits	8,743	452
Net cash provided by operating activities	585,289	576,954

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate — acquisitions	(1,399,339)	(871,477)
Investment in real estate — development/other	(193,601)	(127,461)
Improvements to real estate	(181,226)	(167,274)
Additions to non-real estate property	(7,278)	(12,447)
Interest capitalized for real estate under development	(13,176)	(9,105)
Proceeds from disposition of real estate, net	1,066,894	1,476,746
Proceeds from disposition of unconsolidated entities	373	124
Proceeds from technology investments	3,736	82,054
Investments in unconsolidated entities	(1,052)	(1,377)
Distributions from unconsolidated entities — return of capital	92	330
Decrease (increase) in deposits on real estate acquisitions, net	10,303	(235,491)
Decrease (increase) in mortgage deposits	3,215	(564)
Consolidation of previously Unconsolidated Properties:
Via acquisition (net of cash acquired)	—	(65)
Via EITF 04-05 (cash consolidated)	1,436	—
Acquisition of Minority Interests — Partially Owned Properties	(71)	(1,712)
Other investing activities, net	2	67,200
Net cash (used for) provided by investing activities	(709,692)	199,481

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(10,159)	$(10,525)
Mortgage notes payable:
Proceeds	247,833	249,491
Restricted cash	(19,160)	-
Lump sum payoffs	(245,895)	(351,492)
Scheduled principal repayments	(21,067)	(21,060)
Prepayment premiums/fees	(2,901)	(10,977)
Notes, net:
Proceeds	1,039,927	499,435
Lump sum payoffs	(10,000)	(190,000)
Scheduled principal repayments	(4,286)	(4,286)
Lines of credit:
Proceeds	5,351,500	3,573,300
Repayments	(5,614,500)	(3,723,300)
Proceeds from (payments on) settlement of derivative instruments	10,729	(7,823)
Proceeds from sale of Common Shares	6,631	7,369
Proceeds from exercise of options	50,413	34,610
Common Shares repurchased and retired	(83,230)	-
Redemption of Preferred Shares	(115,000)	-
Redemption of Preference Interests	(25,500)	(146,000)
Premium on redemption of Preferred Shares	(4)	-
Premium on redemption of Preference Interests	(10)	(322)
Payment of offering costs	(83)	(26)
Contributions — Minority Interests — Partially Owned Properties	5,830	1,746
Distributions:
Common Shares	(384,901)	(371,373)
Preferred Shares	(31,899)	(39,118)
Preference Interests and Units	(1,832)	(6,614)
Minority Interests — Operating Partnership	(27,106)	(26,926)
Minority Interests — Partially Owned Properties	(3,431)	(9,116)
Net cash provided by (used for) financing activities	111,899	(553,007)
Net (decrease) increase in cash and cash equivalents	(12,504)	223,428
Cash and cash equivalents, beginning of period	88,828	83,505
Cash and cash equivalents, end of period	$76,324	$306,933

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$357,109	$303,071
Cash paid during the period for income, franchise and excise taxes	$11,967	$9,398

Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$92,528	$318,424
Valuation of OP Units issued	$49,591	$1,800
Mortgage loans (assumed) by purchaser	$(117,949)	$(35,031)

Consolidation of previously Unconsolidated Properties — Via acquisition:
Investment in real estate	$—	$(2,892)
Mortgage loans assumed	$—	$2,012
Minority Interests — Partially Owned Properties	$—	$59
Investments in unconsolidated entities	$—	$668
Net other liabilities recorded	$—	$88

Consolidation of previously Unconsolidated Properties — Via EITF 04-05:
Investment in real estate, net	$(24,637)	$—
Mortgage loans consolidated	$22,545	$—
Investments in unconsolidated entities	$2,602	$—
Net other liabilities recorded	$926	$—

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

EQR is the general partner of, and as of September 30, 2006 owned an approximate 93.4% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”).  The Company is structured as an umbrella partnership REIT (“UPREIT”), under which all property ownership and business operations are conducted through the Operating Partnership and its subsidiaries.  References to the “Company” include EQR, the Operating Partnership and those entities owned or controlled by the Operating Partnership and/or EQR.

As of September 30, 2006, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 905 properties in 31 states and the District of Columbia consisting of 193,692 units.   Following the Lexford Housing Division sale on October 5, 2006, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 616 properties in 26 states and the District of Columbia consisting of 166,577 units.  The ownership breakdown includes the following at each respective date (table does not include various uncompleted development properties):

	As of September 30, 2006		After Lexford Housing Division Sale
	Properties	Units	Properties	Units
Wholly Owned Properties	825	173,313	545	147,215
Partially Owned Properties:
Consolidated	34	5,890	25	4,873
Unconsolidated	45	10,846	45	10,846
Military Housing (Fee Managed)	1	3,643	1	3,643
	905	193,692	616	166,577

2.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation.  Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

The Company adopted the disclosure provisions of SFAS No. 150 and FSP No. FAS 150-3, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective December 31, 2003.  SFAS No. 150 and FSP No. FAS 150-3 require the Company to make certain disclosures regarding noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS No. 150 (e.g., minority interests in consolidated limited-life subsidiaries).  The Company is presently the controlling partner in various consolidated partnerships consisting of 34 properties and 5,890 units and various uncompleted development properties having a minority interest book value of $23.8 million at September 30, 2006.  Some of these partnerships contain provisions that require the partnerships to be liquidated through the sale of its assets upon reaching a date specified in each respective partnership agreement.  The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute proceeds of liquidation to the Minority Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of its assets warrant a distribution based on the partnership agreements.  As of September 30, 2006, the Company estimates the value of Minority Interest distributions would have been approximately $96.5 million (“Settlement Value”) had the partnerships been liquidated.  This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on September 30, 2006 had those mortgages been prepaid.  Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Minority Interests in the Company’s Partially Owned Properties is subject to change.  To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Minority Interests in Partially Owned Properties.

The Company adopted EITF Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“Issue 04-05”), effective January 1, 2006.  Issue 04-05 provides guidance in determining whether a general partner controls a limited partnership.  The Company consolidated its Lexford syndicated portfolio consisting of 20 separate partnerships (10 properties) containing 1,272 units, all of which are included as held for sale at September 30, 2006.  The adoption did not have a material effect on the results of operations or financial position.  See Note 4 for further discussion of the adoption of EITF Issue No. 04-05.

In July 2006, the FASB ratified the consensus in Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes.  FIN No. 48 creates a single model to address uncertainty in income tax positions and prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and, clearly scopes income taxes out of SFAS No. 5, Accounting for Contingencies.  The Company will adopt FIN No. 48 as required effective January 1, 2007.  Adoption is not expected to have a material effect on the consolidated results of operations or financial position.

3.                                      Shareholders’ Equity and Minority Interests

The following tables present the changes in the Company’s issued and outstanding Common Shares and OP Units for the nine months ended September 30, 2006:

2006

Common Shares outstanding at January 1,	289,536,344

Common Shares Issued:
Conversion of Series E Preferred Shares	71,747
Conversion of Series H Preferred Shares	7,673
Conversion of Series H and I Preference Interests	679,686
Employee Share Purchase Plan	182,460
Dividend Reinvestment — DRIP Plan	169
Exercise of options	1,894,702
Restricted share grants, net	621,254
Conversion of OP Units	1,036,620

Common Shares Other:
Repurchased and retired	(1,897,912)

Common Shares outstanding at September 30,	292,132,743

2006

OP Units outstanding at January 1,	20,424,245

OP Units Issued:
Acquisitions	1,144,326
Conversion of OP Units to Common Shares	(1,036,620)
OP Units Outstanding at September 30,	20,531,951
Total Common Shares and OP Units Outstanding at September 30,	312,664,694
OP Units Ownership Interest in Operating Partnership	6.6%

OP Units Issued:
Acquisitions — per unit	$43.34
Acquisitions — valuation	$49.6 million

During the nine months ended September 30, 2006, the Company repurchased 1,897,912 of its Common Shares on the open market at an average price of $43.85 per share.  The Company paid approximately $83.2 million for these shares, which were retired subsequent to the repurchase.

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

The following table presents the Company’s issued and outstanding Preferred Shares as of September 30, 2006 and December 31, 2005:

			Annual	Amounts in thousands
	Redemption Date (1) (2)	Conversion Rate (2)	Dividend per Share (3)	September 30, 2006	December 31, 2005
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:

9 1/8% Series C Cumulative Redeemable Preferred; liquidation value $250 per share; 0 and 460,000 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	9/9/06	N/A	(5)	$—	$115,000

8.60% Series D Cumulative Redeemable Preferred; liquidation value $250 per share; 700,000 shares issued and outstanding at September 30, 2006 and December 31, 2005 (4)	7/15/07	N/A	$21.50	175,000	175,000

7.00% Series E Cumulative Convertible Preferred; liquidation value $25 per share; 464,616 and 529,096 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	11/1/98	1.1128	$1.75	11,615	13,228

7.00% Series H Cumulative Convertible Preferred; liquidation value $25 per share; 29,434 and 34,734 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	6/30/98	1.4480	$1.75	736	868

8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at September 30, 2006 and December 31, 2005	12/10/26	N/A	$4.145	50,000	50,000

6.48% Series N Cumulative Redeemable Preferred; liquidation value $250 per share; 600,000 shares issued and outstanding at September 30, 2006 and December 31, 2005 (4)	6/19/08	N/A	$16.20	150,000	150,000
				$387,351	$504,096

(1)          On or after the redemption date, redeemable preferred shares (Series D, K and N) may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)          On or after the redemption date, convertible preferred shares (Series E & H) may be redeemed under certain circumstances at the option of the Company for cash (in the case of Series E) or Common Shares (in the case of Series H), in whole or in part, at various redemption prices per share based upon the contractual conversion rate, plus accrued and unpaid distributions, if any.

(3)          Dividends on all series of Preferred Shares are payable quarterly at various pay dates.  Dividends listed for Series D and N are Preferred Share rates and the equivalent Depositary Share annual dividends are $2.15 and $1.62 per share, respectively.

(4)          Series D and N Preferred Shares each have a corresponding depositary share that consists of ten times the number of shares and one-tenth the liquidation value and dividend per share.

(5)          On August 9, 2006, the Company issued an irrevocable notice to redeem for cash on September 11, 2006 all 460,000 shares of its 9 1/8% Series C Preferred Shares.  The Company recorded approximately $3.9 million as a premium on redemption of Preferred Shares in the accompanying consolidated statements of operations.

The following table presents the issued and outstanding Preference Interests as of September 30, 2006 and December 31, 2005:

			Annual	Amounts in thousands
	Redemption Date (1) (2)	Conversion Rate (2)	Dividend per Unit (3)	September 30, 2006	December 31, 2005
Preference Interests:

7.875% Series G Cumulative Redeemable Preference Units; liquidation value $50 per unit; 0 and 510,000 units issued and outstanding at September 30, 2006 and December 31, 2005, respectively	03/21/06	N/A	(4)	$—	$25,500

7.625% Series H Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 0 and 190,000 units issued and outstanding at September 30, 2006 and December 31, 2005, respectively	03/23/06	1.5108	(5)	—	9,500

7.625% Series I Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 0 and 270,000 units issued and outstanding at September 30, 2006 and December 31, 2005, respectively	06/22/06	1.4542	(6)	—	13,500

7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 230,000 units issued and outstanding at September 30, 2006 and December 31, 2005	12/14/06	1.4108	$3.8125	11,500	11,500
				$11,500	$60,000

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

(4)          On February 10, 2006, the Company issued an irrevocable notice to redeem for cash on March 21, 2006 all 510,000 units of its 7.875% Series G Preference Interests with a liquidation value of $25.5 million.  The Company recorded approximately $0.7 million as a premium on redemption of Preference Interests (Minority Interests) in the accompanying consolidated statements of operations.

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

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of September 30, 2006 and December 31, 2005:

			Annual	Amounts in thousands
	Redemption Date (2)	Conversion Rate (2)	Dividend per Unit (1)	September 30, 2006	December 31, 2005
Junior Preference Units:

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at September 30, 2006 and December 31, 2005	07/29/09	1.020408	$2.00	$184	$184
				$184	$184

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

4.              Real Estate

During the nine months ended September 30, 2006, the Company acquired the entire equity interest in 28 properties containing 7,480 units and six land parcels from unaffiliated parties for a total purchase price of $1.5 billion.  The Company also acquired the majority of its partners’ interests in seventeen partially owned properties containing 1,415 units for $38.7 million, partially funded through the issuance of 417,039 OP Units valued at $18.6 million.

The Company adopted EITF Issue No. 04-05, as required for existing limited partnership arrangements, effective January 1, 2006.  The adoption required the consolidation of the Lexford syndicated portfolio consisting of 20 separate partnerships (10 properties) containing 1,272 units, all of which are included as held for sale at September 30, 2006.  The Company recorded $24.6 million in investment in real estate and the following:

•                  Consolidated $22.5 million in mortgage debt;

•                  Reduced investments in unconsolidated entities by $2.6 million;

•                  Consolidated $0.9 million of other liabilities net of other assets acquired; and

•                  Consolidated $1.4 million of cash.

During the nine months ended September 30, 2006, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Units	Sales Price
Rental Properties	40	10,661	$1,032,459
Condominium Units	5	840	172,633
Land Parcels (two)	—	—	1,569
	45	11,501	$1,206,661

The Company recognized a net gain on sales of discontinued operations of approximately $526.9 million (amount is net of $11.2 million of income taxes incurred on condominium sales — see additional discussion in Note 13), a net gain on sales of land parcels of $3.2 million and a net gain on sales of unconsolidated entities of $0.4 million on the above sales.

On June 28, 2006, the Company announced that it agreed to sell its Lexford Housing Division for a cash purchase price of $1.086 billion.  The sale closed on October 5, 2006.  The Lexford Housing Division results are classified as discontinued operations, net of minority interests, in the consolidated statements of operations for all periods presented and Lexford investment in real estate and mortgage notes payable balances are classified as held for sale in the consolidated balance sheets as of September 30, 2006.  The Company expects to record a gain on sale of approximately $420.0 million on the sale of the Lexford Housing Division in the fourth quarter of 2006.  In conjunction with the Lexford disposition, the Company paid off $196.3 million of mortgage notes payable secured by the properties and incurred approximately $10.8 million in prepayment penalties upon extinguishment.  The Company also recorded approximately $4.5 million in one-time accrued retention benefits during the third quarter of 2006 related to the Lexford disposition. These costs are included in discontinued operations, net of minority interests, in the consolidated statements of operations. See Note 13 for additional information.

5.              Commitments to Acquire/Dispose of Real Estate

As of November 1, 2006, in addition to the properties that were subsequently acquired as discussed in Note 16, the Company had entered into separate agreements to acquire the following (purchase price in thousands):

	Properties/ Parcels	Units	Purchase Price
Operating Properties	3	866	$126,000
Land Parcels	4	—	75,440
Total	7	866	$201,440

As of November 1, 2006, in addition to the properties that were subsequently disposed as discussed in Note 16, the Company had entered into separate agreements (including option rights) to dispose of the following (sales price in thousands):

	Properties/ Parcels	Units	Sales Price
Operating Properties	6	1,198	$109,880
Development Properties	1	—	82,690
Land Parcels	1	—	2,500
Total	8	1,198	$195,070

The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

6.              Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated).  The following table summarizes the Company’s investments in partially owned entities as of September 30, 2006 (amounts in thousands except for project and unit amounts):

		Consolidated					Unconsolidated
		Development Projects
		Held for and/or Under Development	Completed and Stabilized	Lexford	Other	Total	Institutional Joint Ventures

Total projects	(1)	—	4	9	21	34	45

Total units	(1)	—	977	1,017	3,896	5,890	10,846

Debt — Secured (2):
EQR Ownership (3)		$142,099	$61,000	$13,994	$287,086	$504,179	$121,200
Minority Ownership		—	—	415	13,321	13,736	363,600
Total (at 100%)		$142,099	$61,000	$14,409	$300,407	$517,915	$484,800

(1)                                  Project and unit counts exclude all uncompleted development projects until those projects are completed.

(2)                                  All debt is non-recourse to the Company with the exception of $28.3 million in mortgage bonds on one development project.

(3)                                  Represents the Company’s economic ownership interest.

7.              Deposits — Restricted

The following table presents the deposits — restricted as of September 30, 2006 and December 31, 2005 (amounts in thousands):

	September 30, 2006	December 31, 2005

Tax-deferred (1031) exchange proceeds	$—	$853
Earnest money on pending acquisitions	5,670	15,120
Resident security, utility and other	90,897	61,120
Totals	$96,567	$77,093

8.              Mortgage Notes Payable

As of September 30, 2006, the Company had outstanding mortgage indebtedness of approximately $3.4 billion, of which $196.3 million is classified as held for sale.

During the nine months ended September 30, 2006, the Company:

•                  Repaid $267.0 million of mortgage loans;

•                  Assumed/consolidated $115.1 million of mortgage debt on certain properties in connection with their acquisitions and/or consolidations;

•                  Obtained $247.8 million of new mortgage loans on certain properties; and

•                  Was released from $117.9 million of mortgage debt assumed by the purchaser on disposed properties.

As of September 30, 2006, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through September 1, 2045.  At September 30, 2006, the interest rate range on the Company’s mortgage debt was 3.32% to 12.465%.  During the nine months ended September 30, 2006, the weighted average interest rate on the Company’s mortgage debt was 5.83%.

9.                       Notes

As of September 30, 2006, the Company had outstanding unsecured notes of approximately $4.5 billion.

During the nine months ended September 30, 2006, the Company:

•         Issued $400.0 million of ten and one-half year 5.375% fixed rate public notes, receiving net proceeds of $395.5 million; and

•         Issued $650.0 million of twenty year 3.85% fixed rate public notes that are exchangeable into EQR Common Shares, receiving net proceeds of $637.0 million (see further discussion below).

On August 23, 2006, the Company issued $650.0 million of exchangeable senior notes that mature on August 15, 2026.  The notes bear interest at a fixed rate of 3.85%.  The notes are exchangeable into EQR Common Shares, at the option of the holders, under specific circumstances or on or after August 15, 2025, at an initial exchange rate of 16.3934 shares per $1,000 principal amount of notes (equivalent to an initial exchange price of $61.00 per share).  The initial exchange rate is subject to adjustment in certain circumstances, including upon an increase in the Company’s dividend rate.  Upon an exchange of the notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at the Company’s option, in cash, EQR Common Shares or a combination of both.

On or after August 18, 2011, the Company may redeem the notes at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest thereon.  Upon notice of redemption by the Company, the holders may elect to exercise their exchange rights.  In addition, on August 18, 2011, August 15, 2016 and August 15, 2021 or following the occurrence of certain change in control transactions prior to August 18, 2011, note holders may require the Company to repurchase the notes for an amount equal to the principal amount of the notes plus any accrued and unpaid interest thereon.

Note holders may also require an exchange of the notes subsequent to September 30, 2006 should the closing sale price of EQR Common Shares exceed 130% of the exchange price for a certain period of time or should the trading price on the notes be less than 98% of the product of the closing sales price of EQR Common Shares multiplied by the applicable exchange rate for a certain period of time.

As of September 30, 2006, scheduled maturities for the Company’s outstanding notes were at various dates through 2029.  At September 30, 2006, the interest rate range on the Company’s notes was 3.85% to 7.625%.  During the nine months ended September 30, 2006, the weighted average interest rate on the Company’s notes was 5.97%.

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

On July 6, 2006, the Operating Partnership obtained a new one-year $500.0 million unsecured revolving credit facility maturing on July 6, 2007.  This facility was repaid in full and terminated on October 13, 2006.  Advances under this facility bore interest at variable rates based on LIBOR at various interest periods plus a spread dependent upon the Operating Partnership’s credit rating.  EQR guaranteed this credit facility up to the maximum amount and for its full term.

As of September 30, 2006, $506.0 million was outstanding and $82.0 million was restricted (dedicated to support letters of credit and not available for borrowing) on the $1.5 billion revolving credit facilities.  During the nine months ended September 30, 2006, the weighted average interest rate under the credit facilities was 5.34%.

11.                Derivative Instruments

The following table summarizes the consolidated derivative instruments at September 30, 2006 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)	Development Cash Flow Hedges (3)
Current Notional Balance	$370,000	$100,000	$32,610
Lowest Possible Notional	$370,000	$100,000	$13,925
Highest Possible Notional	$370,000	$100,000	$46,296
Lowest Interest Rate	3.245%	5.596%	4.530%
Highest Interest Rate	3.787%	5.596%	4.530%
Earliest Maturity Date	2009	2017	2007
Latest Maturity Date	2009	2017	2007
Estimated Asset (Liability) Fair Value	$(13,881)	$(3,228)	$130

(1)                   Fair Value Hedges — Converts outstanding fixed rate debt to a floating interest rate.

(2)                   Forward Starting Swaps — Designed to partially fix the interest rate in advance of a future debt issuance.

(3)                   Development Cash Flow Hedges — Converts outstanding floating rate debt to a fixed interest rate.

On September 30, 2006, the net derivative instruments were reported at their fair value as other assets of approximately $0.1 million and as other liabilities of approximately $17.1 million.  As of September 30, 2006, there were approximately $15.2 million in deferred losses, net, included in accumulated other comprehensive loss.  Based on the estimated fair values of the net derivative instruments at September 30, 2006, the Company may recognize an estimated $2.4 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending September 30, 2007.

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

12.                Earnings Per Share

The following tables set forth the computation of net income per share — basic and net income per share — diluted (amounts in thousands except per share amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2006	2005	2006	2005
Numerator for net income per share — basic:
Income from continuing operations, net of minority interests	$88,969	$118,714	$36,426	$14,833
Preferred distributions	(29,682)	(39,004)	(9,514)	(12,961)
Premium on redemption of Preferred Shares	(3,941)	(4,316)	(3,941)	(4,316)

Income (loss) from continuing operations available to Common Shares, net of minority interests	55,346	75,394	22,971	(2,444)
Discontinued operations, net of minority interests	518,814	517,193	33,385	252,691

Numerator for net income per share — basic	$574,160	$592,587	$56,356	$250,247

Numerator for net income per share — diluted:
Income from continuing operations, net of minority interests	$88,969	$118,714	$36,426	$14,833
Preferred distributions	(29,682)	(39,004)	(9,514)	(12,961)
Premium on redemption of Preferred Shares	(3,941)	(4,316)	(3,941)	(4,316)
Effect of dilutive securities:
Allocation to Minority Interests — Operating Partnership, net	3,891	5,509	1,627	—

Income (loss) from continuing operations available to Common Shares	59,237	80,903	24,598	(2,444)
Discontinued operations	555,416	554,744	35,752	252,691

Numerator for net income per share — diluted	$614,653	$635,647	$60,350	$250,247

Denominator for net income per share — basic and diluted:
Denominator for net income per share — basic	289,463	285,331	290,036	286,182
Effect of dilutive securities:
OP Units	20,549	20,840	20,635	—
Share options/restricted shares	4,970	4,040	5,215	—

Denominator for net income per share — diluted	314,982	310,211	315,886	286,182

Net income per share — basic	$1.98	$2.08	$0.19	$0.87

Net income per share — diluted	$1.95	$2.05	$0.19	$0.87

Net income per share — basic:
Income (loss) from continuing operations available to Common Shares, net of minority interests	$0.191	$0.264	$0.079	$(0.009)
Discontinued operations, net of minority interests	1.792	1.813	0.115	0.883

Net income per share — basic	$1.983	$2.077	$0.194	$0.874

Net income per share — diluted:
Income (loss) from continuing operations available to Common Shares	$0.188	$0.261	$0.078	$(0.009)
Discontinued operations	1.763	1.788	0.113	0.883
Net income per share — diluted	$1.951	$2.049	$0.191	$0.874

Potential common shares issuable from the assumed conversion of OP Units, the exercise of share options and the vesting of restricted shares are automatically anti-dilutive and therefore excluded from the diluted earnings per share calculation as the Company has a loss from continuing operations for the third quarter ended September 30, 2005.

Convertible preferred shares/units that could be converted into 1,260,905 and 1,807,587 weighted average Common Shares for the nine months ended September 30, 2006 and 2005, respectively, and 900,802 and 1,720,246 weighted average Common Shares for the quarters ended September 30, 2006 and 2005, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

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

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during the nine months and quarters ended September 30, 2006 and 2005 (amounts in thousands).

	Nine Months Ended		Quarter Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES
Rental income	$163,033	$275,982	$46,710	$85,445
Fee and asset management	—	693	—	229
Total revenues	163,033	276,675	46,710	85,674

EXPENSES (1)
Property and maintenance	61,084	89,467	18,615	27,392
Real estate taxes and insurance	19,452	34,656	5,568	11,006
Property management	8,894	7,835	2,960	2,717
Depreciation	25,548	67,543	—	20,513
General and administrative	5,555	924	4,729	218
Total expenses	120,533	200,425	31,872	61,846

Discontinued operating income	42,500	76,250	14,838	23,828

Interest and other income	1,519	857	504	388
Interest (2):
Expense incurred, net	(14,803)	(24,778)	(4,126)	(7,077)
Amortization of deferred financing costs	(673)	(638)	(40)	(365)

Discontinued operations	28,543	51,691	11,176	16,774
Minority Interests — Operating Partnership	(1,881)	(3,497)	(740)	(1,130)
Discontinued operations, net of minority interests	26,662	48,194	10,436	15,644

Net gain on sales of discontinued operations	526,873	503,053	24,576	254,178
Minority Interests — Operating Partnership	(34,721)	(34,054)	(1,627)	(17,131)
Gain on sales of discontinued operations, net of minority interests	492,152	468,999	22,949	237,047

Discontinued operations, net of minority interests	$518,814	$517,193	$33,385	$252,691

(1)             Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Company’s period of ownership.

(2)             Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.

For the properties sold during the nine months ended September 30, 2006 (excluding condominium conversion properties), the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2005 were $544.9 million and $137.0 million, respectively.

For the properties held for sale at September 30, 2006 (Lexford Housing Division), the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2005 were $620.2 million and $205.2 million, respectively.  These amounts exclude the Lexford syndicated portfolio as those properties were not consolidated until January 1, 2006.

Due to the structure of the Company as a REIT and the nature of the operations of its operating properties, no provision for federal income taxes has been made at the EQR level.  Historically, the Company has generally only incurred certain state and local income, excise and franchise taxes.

The Company has elected Taxable REIT Subsidiary (“TRS”) status for certain of its corporate subsidiaries, primarily those entities engaged in condominium conversion and sale activities and as a result, these entities have incurred federal and state income taxes.  The Company recognized provisions for income taxes of $11.2 million and $5.8 million for the nine months ended September 30, 2006 and 2005, respectively, and $3.0 million and $5.3 million for the quarters ended September 30, 2006 and 2005, respectively.  These amounts were classified as reductions of discontinued operations, net of minority interests in the accompanying consolidated statements of operations.  In addition, the aggregate results of operations (primarily net operating income) of the Company’s condominium conversion properties are included in discontinued operations, net of minority interests in the accompanying consolidated statements of operations.

The net real estate basis of the Company’s condominium conversion properties and land parcels owned by the TRS and included in discontinued operations, which were included in investment in real estate, net in the consolidated balance sheets, was $301.7 million and $292.4 million at September 30, 2006 and December 31, 2005, respectively.

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

The Company is party to a housing discrimination lawsuit brought in April of 2006 in the United States District Court for the District of Maryland.  The suit alleges that the Company designed and built approximately 300 of the Company’s properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act.  The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees.  The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company.  Accordingly, the Company is defending the suit vigorously.  Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit and as a result, no amounts have been accrued at September 30, 2006. While no assurances can be given, the Company does not believe that the suit, if adversely determined, will have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against the Company which, individually or in the aggregate, reasonably may be expected to have a material adverse effect on the Company.

During the years ended December 31, 2005 and 2004, the Company established a reserve and recorded a corresponding expense, net of insurance receivables, for estimated uninsured property damage at certain of its properties caused by various hurricanes in each respective year.  During the nine months ended September 30, 2006, the Company received $11.0 million in insurance proceeds and recorded an additional $5.8 million of receivables in anticipation of proceeds expected.  As of September 30, 2006, a receivable of $5.9 million and a liability of $3.7 million are included in other assets and rents received in advance and other liabilities, respectively, on the consolidated balance sheets.

As of September 30, 2006, the Company has eleven projects totaling 3,454 units in various stages of development with estimated completion dates ranging through June 30, 2009.  The primary development agreements currently in place have the following key terms:

•                The first development partner has the right, at any time following completion of a project subject to the agreement, to stipulate a value for such project and offer to sell its interest in the project to the Company based on such value.  If the Company chooses not to purchase the interest, the Company must agree to a sale of the project to an unrelated third party at such value.  The Company’s partner must exercise this right as to all projects subject to the agreement within five years after the receipt of the final certificate of occupancy on the last developed property.   In connection with this development agreement, the Company has an obligation to provide up to $40.0 million in credit enhancements to guarantee a portion of the third party construction financing.  As of November 1, 2006, the Company did not have any amounts outstanding related to this credit enhancement.  The Company would be required to perform under this agreement only if there was a material default under a third party construction mortgage agreement.  This agreement expires no later than December 31, 2018.  Notwithstanding the termination of the agreement, the Company shall have recourse against its development partner for any losses incurred.

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

The Company’s primary business is owning, managing, and operating multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents and includes Equity Corporate Housing (“ECH”).  Senior management evaluates the performance of each of our apartment communities on an individual basis; however, each of our apartment communities has similar economic characteristics, residents, and products and services so they have been aggregated into one reportable segment.  The Company’s rental real estate segment comprises approximately

99.5% and 99.4% of total revenues from continuing operations for the nine months ended September 30, 2006 and 2005, respectively, and approximately 99.6% and 99.4% of total revenues for the quarters ended September 30, 2006 and 2005, respectively.  The Company’s rental real estate segment comprises approximately 99.8% of total assets at both September 30, 2006 and December 31, 2005.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (as reflected in the accompanying consolidated statements of operations).  The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities.  Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance.  The following table presents the NOI from our rental real estate specific to continuing operations for the nine months and quarters ended September 30, 2006 and 2005, respectively (amounts in thousands):

	Nine Months Ended		Quarter Ended
	September 30,		September 30,
	2006	2005	2006	2005
Rental income	$1,470,705	$1,237,279	$511,794	$428,357
Property and maintenance expense	(390,732)	(338,810)	(138,285)	(121,562)
Real estate taxes and insurance expense	(148,604)	(136,813)	(51,525)	(50,181)
Property management expense	(70,081)	(63,351)	(23,417)	(21,944)
Net operating income	$861,288	$698,305	$298,567	$234,670

The Company’s fee and asset management activity is immaterial and does not meet the threshold requirements of a reportable segment as provided for in SFAS No. 131.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the nine months ended September 30, 2006 or 2005.

16.                               Subsequent Events/Other

Subsequent to September 30, 2006 and through November 1, 2006, the Company:

•                  Disposed of the Lexford Housing Division on October 5, 2006 for a cash purchase price of $1.086 billion.  The Lexford Housing Division was comprised of 289 properties, consisting of 27,115 apartment units located in ten states and a property management business, consisting of approximately 800 employees.  Prior to and in conjunction with the closing of the sale, the Company paid off $196.3 million of mortgage notes and incurred approximately $10.8 million in prepayment penalties upon extinguishment;

•                  Disposed of two other residential properties consisting of 408 units (excluding condominium units) and one commercial parcel for approximately $33.0 million;

•                  Acquired $222.6 million of apartment properties consisting of five properties and 1,029 units;

•                  Assumed $34.5 million of mortgage debt in connection with the acquisition of one property;

•                  Repaid $50.0 million of 6.69% fixed rate public notes and $11.0 million of floating rate mortgage debt at maturity; and

•                  Terminated its $500.0 million short-term revolving credit facility.

During the nine months ended September 30, 2006, the Company received proceeds from technology and other investments of $3.7 million and $82.1 million, respectively, from the following:

•                  $25.0 million in full redemption of its 1,000,000 shares of 8.25% Convertible Trust Preferred Securities during 2005; and

•                  $3.7 million and $57.1 million for its ownership interest in Rent.com in connection with the acquisition of Rent.com by eBay, Inc. in 2006 and 2005, respectively. Both amounts were recorded as interest and other income in the respective consolidated statements of operations.

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

•                  In addition, upon conversion of properties to condominiums, there may be increased risk related to construction performed during the conversion.  Condominium associations may assert that the construction performed was defective, resulting in litigation and/or settlement discussions; and

•                  Additional factors as discussed in Part I of the Annual Report on Form 10-K, particularly those under “Risk Factors”.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Forward-looking statements and related uncertainties are also included in Notes 4, 5, 11 and 16 to the Notes to Consolidated Financial Statements in this report.

Results of Operations

In conjunction with our business objectives and operating strategy, the Company has continued to invest or recycle its capital investment in apartment communities located in strategically targeted markets during the nine months ended September 30, 2006.  In summary, we:

•                  Acquired $1.4 billion of properties consisting of 28 properties and 7,480 units and $93.5 million of land parcels, all of which we deem to be in our strategic targeted markets; and

•                  Sold $1.0 billion of apartment properties consisting of 40 properties and 10,661 units as well as 840 condominium units for $172.6 million and $1.6 million of land parcels.

On June 28, 2006, the Company announced that it agreed to sell its Lexford Housing Division for a cash purchase price of $1.086 billion.  The sale closed on October 5, 2006.  The Lexford Housing Division results are classified as discontinued operations, net of minority interests, in the consolidated statements of operations for all periods presented and Lexford investment in real estate and mortgage notes payable balances are classified as held for sale in the consolidated balance sheets as of September 30, 2006.  The Company expects to record a gain on sale of approximately $420.0 million on the sale of the Lexford Housing Division in the fourth quarter of 2006.

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

Properties that the Company owned for all of both of the nine months ended September 30, 2006 and 2005 (the “Nine-Month 2006 Same Store Properties”), which represented 129,965 units and properties that the Company owned for all of both of the quarters ended September 30, 2006 and 2005 (the “Third Quarter 2006 Same Store Properties”), which represented 133,526 units, also impacted the Company’s results of operations.  Both the Nine-Month 2006 Same Store Properties and Third Quarter 2006 Same Store Properties are discussed in the following paragraphs.

The Company’s acquisition, disposition, completed development and consolidation of previously unconsolidated property activities also impacted overall results of operations for the nine months and quarters ended September 30, 2006 and 2005.  The impacts of these activities are also discussed in greater detail in the following paragraphs.

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005

For the nine months ended September 30, 2006, income from continuing operations, net of minority interests, decreased by approximately $29.7 million when compared to the nine months ended September 30, 2005.  This decrease is primarily attributable to the reasons discussed below.

Revenues from the Nine-Month 2006 Same Store Properties increased $68.4 million primarily as a result of higher rental rates charged to residents.  Expenses from the Nine-Month 2006 Same Store Properties increased $14.6 million primarily due to higher maintenance, payroll, utility costs and real estate taxes.  All same store results exclude the Lexford Housing Division.  See Note 4 in the Notes to Consolidated Financial Statements for further discussion.  The following tables provide comparative revenue, expense, NOI and occupancy/turnover statistics for the Nine-Month 2006 Same Store Properties:

September YTD 2006 vs. September YTD 2005
YTD over YTD Same-Store Results

$ in Millions — 129,965 Same-Store Units (excludes Lexford)

Description	Revenues	Expenses	NOI

YTD 2006	$1,214.5	$474.5	$740.0
YTD 2005	$1,146.1	$459.9	$686.2
Change	$68.4	$14.6	$53.8
Change	6.0%	3.2%	7.8%

Same-Store Statistics (excludes Lexford)

	Occupancy	Turnover

YTD 2006	94.6%	49.3%
YTD 2005	94.7%	50.4%
Change	(0.1)%	(1.1)%

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Nine-Month 2006 Same-Store Properties:

	Nine Months Ended September 30,
	2006	2005
	(Amounts in millions)

Operating income	$408.9	$330.2
Adjustments:
Non-same-store operating results	(121.3)	(12.1)
Fee and asset management revenue	(6.9)	(7.8)
Fee and asset management expense	6.5	6.4
Depreciation	415.2	323.6
General and administrative	37.6	45.9

Same-store NOI	$740.0	$686.2

For properties that the Company acquired prior to January 1, 2005 and expects to continue to own through December 31, 2006, the Company anticipates the following same store results for the full year ending December 31, 2006:

2006 Same-Store Assumptions
Physical Occupancy	94.5%
Revenue Change	5.75%
Expense Change	3.50%
NOI Change	7.20%

These 2006 assumptions are based on current expectations and are forward-looking.

Non-same-store operating results increased $109.2 million and consist primarily of properties acquired in calendar years 2006 and 2005 as well as our corporate housing business.

Fee and asset management revenues, net of fee and asset management expenses decreased $1.0 million primarily as a result of lower income earned from managing fewer properties for third parties and unconsolidated entities.  As of September 30, 2006 and 2005, the Company managed 14,784 units and 17,148 units, respectively, for third parties and unconsolidated entities.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies.  These expenses increased by approximately $6.7 million or 10.6%.  This increase is primarily attributable to higher overall payroll costs and higher overall computer and training costs specific to the Company’s rollout of a new property management system.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased $91.6 million primarily as a result of additional depreciation expense on newly acquired properties and capital expenditures for all properties owned.

General and administrative expenses, which include corporate operating expenses, decreased approximately $8.3 million between the periods under comparison.  This decrease was primarily due to lower executive compensation expense due to severance costs for several executive officers incurred during the nine months ended September 30, 2005 and a $2.8 million reimbursement of legal expenses during the nine months ended September 30, 2006.  The Company anticipates that general and administrative expenses will approximate $50.0 million for the year ending December 31, 2006.  This above assumption is based on current expectations and is forward-looking.

Interest and other income from continuing operations decreased by approximately $53.2 million, primarily as a result of the $57.1 million in cash received during the nine months ended September 30, 2005, partially offset by the $3.7 million in additional proceeds received during the nine months ended September 30, 2006, all for the Company’s ownership interest in Rent.com, which was acquired by eBay, Inc.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $54.8 million primarily as a result of higher variable interest rates and overall debt levels outstanding.  During the nine months ended September 30, 2006, the Company capitalized interest costs of approximately $13.2 million as compared to $9.1 million for the nine months ended September 30, 2005.  This capitalization of interest primarily relates to projects under development.  The effective interest cost on all indebtedness for the nine months ended September 30, 2006 was 6.14% as compared to 6.23% for the nine months ended September 30, 2005.

Loss from investments in unconsolidated entities increased approximately $0.1 million between the periods under comparison.  This increase is primarily the result of consolidating previously unconsolidated properties as of January 1, 2006 as the result of EITF Issue No. 04-05.  See Note 4 in the Notes to Consolidated Financial Statements for further discussion.

Net gain on sales of land parcels decreased $7.2 million, due to a large gain recorded on the sale of one land parcel during the nine months ended September 30, 2005.

Discontinued operations, net of minority interests, increased approximately $1.6 million between the periods under comparison.  This increase is primarily the result of higher per unit sales prices and lower real estate net book values for properties sold during the nine months ended September 30, 2006 as compared to the same period in 2005.  Discontinued operations, net of minority interests includes our Lexford Housing Division, which is held for sale as of September 30, 2006.  See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the quarter ended September 30, 2006 to the quarter ended September 30, 2005

For the quarter ended September 30, 2006, income from continuing operations, net of minority interests, increased by approximately $21.6 million when compared to the quarter ended September 30, 2005.

Revenues from the Third Quarter 2006 Same Store Properties increased $23.8 million primarily as a result of higher rental rates charged to residents.  Expenses from the Third Quarter 2006 Same Store Properties increased $2.3 million primarily due to higher payroll, utility costs and real estate taxes.  The following tables provide comparative revenue, expense, NOI and occupancy/turnover statistics for the Third Quarter 2006 Same Store Properties:

Third Quarter 2006 vs. Third Quarter 2005
Quarter over Quarter Same-Store Results

$ in Millions — 133,526 Same-Store Units (excludes Lexford)

Description	Revenues	Expenses	NOI

Q3 2006	$423.7	$165.9	$257.8
Q3 2005	$399.9	$163.6	$236.3
Change	$23.8	$2.3	$21.5
Change	5.9%	1.4%	9.1%

Same-Store Statistics (excludes Lexford)

	Occupancy	Turnover

Q3 2006	94.6%	18.8%
Q3 2005	95.2%	18.7%
Change	(0.6)%	0.1%

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Third Quarter 2006 Same-Store Properties:

	Quarter Ended September 30,
	2006	2005
	(Amounts in millions)

Operating income	$140.8	$109.1
Adjustments:
Non-same-store operating results	(40.8)	1.6
Fee and asset management revenue	(2.1)	(2.4)
Fee and asset management expense	2.2	2.2
Depreciation	143.3	111.4
General and administrative	14.4	14.4

Same-store NOI	$257.8	$236.3

Non-same-store operating results increased $42.4 million and consist primarily of properties acquired in calendar years 2006 and 2005 as well as our corporate housing business.

Fee and asset management revenues, net of fee and asset management expenses decreased $0.3 million primarily as a result of lower income earned from managing fewer properties for third parties and unconsolidated entities.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies.  These expenses increased by approximately $1.5 million or 6.7%.  This increase is primarily attributable to higher overall payroll costs and training costs specific to the Company’s rollout of a new property management system.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets,

increased $31.9 million primarily as a result of additional depreciation expense on newly acquired properties and capital expenditures for all properties owned.

General and administrative expenses, which include corporate operating expenses, were consistent between the periods under comparison.

Interest and other income from continuing operations increased by approximately $4.7 million, primarily as a result of $3.7 million in additional proceeds received during the quarter ended September 30, 2006 related to the Company’s ownership interest in Rent.com, which was acquired by eBay, Inc.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $18.2 million primarily as a result of higher variable interest rates and overall debt levels outstanding.  During the quarter ended September 30, 2006, the Company capitalized interest costs of approximately $5.4 million as compared to $3.3 million for the quarter ended September 30, 2005.  This capitalization of interest primarily relates to projects under development.  The effective interest cost on all indebtedness for the quarter ended September 30, 2006 was 6.03% as compared to 6.28% for the quarter ended September 30, 2005.

Loss from investments in unconsolidated entities was consistent between the periods under comparison.  See Note 4 in the Notes to Consolidated Financial Statements for further discussion.

Net gain on sales of land parcels increased $2.9 million between the periods under comparison as the Company recognized a deferred gain on a collected note receivable related to a parcel sold in 2005.

Discontinued operations, net of minority interests, decreased approximately $219.3 million between the periods under comparison.  This decrease is due to disposing of only two properties during the quarter ended September 30, 2006 in anticipation of the fourth quarter disposition of the Lexford Portfolio.  See Note 4 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

As of January 1, 2006, the Company had approximately $88.8 million of cash and cash equivalents and $780.8 million available under its revolving credit facilities (net of $50.2 million which was restricted/dedicated to support letters of credit and not available for borrowing).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at September 30, 2006 was approximately $76.3 million and the amount available on the Company’s revolving credit facilities was $912.0 million (net of $82.0 million which was restricted/dedicated to support letters of credit and not available for borrowing).

During the nine months ended September 30, 2006, the Company generated proceeds from various transactions, which included the following:

•                  Disposed of 45 properties, various individual condominium units and two land parcels, receiving net proceeds of approximately $1.1 billion;

•                  Obtained $395.5 million in net proceeds from the issuance of $400.0 million of ten and one-half year 5.375% fixed rate public notes and terminated six forward starting swaps designated to hedge the note issuance, receiving net proceeds of $10.7 million;

•                  Obtained $637.0 million in net proceeds from the issuance of $650.0 million of twenty year 3.85% exchangeable fixed rate public notes;

•                  Obtained $247.8 million in new mortgage financing; and

•                  Issued approximately 2.1 million Common Shares and received net proceeds of $57.0 million.

During the nine months ended September 30, 2006, the above proceeds were primarily utilized to:

•                  Invest $193.6 million primarily in development projects;

•      Acquire 28 properties and six land parcels, utilizing cash of $1.4 billion;

•      Repurchase 1.9 million Common Shares utilizing cash of $83.2 million;

•                  Repay $267.0 million of mortgage loans;

•                  Repay $10.0 million of fixed rate public notes;

•                  Redeem the Series G Preference Interests at a liquidation value of $25.5 million; and

•                  Redeem the Series C Preferred Shares at a liquidation value of $115.0 million.

Depending on its analysis of market prices, economic conditions, and other opportunities for the investment of available capital, the Company may repurchase its Common Shares pursuant to its existing share buyback program authorized by the Board of Trustees.  The Company repurchased $83.2 million (1,897,912 shares at an average price per share of $43.85) of its Common Shares during the nine months ended September 30, 2006 to offset the issuance of 1,144,326 OP Units in connection with three property acquisitions and to partially offset restricted shares granted and ESPP shares purchased during the nine months ended September 30, 2006.  The Company is authorized to repurchase approximately $501.8 million of additional Common Shares.

The Company’s total debt summary and debt maturity schedules as of September 30, 2006, are as follows:

Debt Summary as of September 30, 2006
(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$3,353,413	40.3%	5.83%	6.3
Unsecured	4,975,043	59.7%	5.91%	6.7
Total	$8,328,456	100.0%	5.87%	6.5

Fixed Rate Debt:
Secured — Conventional	$2,495,958	30.0%	6.33%	4.3
Secured — Tax Exempt	18,289	0.2%	6.40%	18.5
Unsecured — Public/Private	4,207,653	50.5%	6.00%	7.0
Unsecured — Tax Exempt	111,390	1.3%	5.07%	22.6
Fixed Rate Debt	6,833,290	82.0%	6.12%	6.3

Floating Rate Debt:
Secured — Conventional	304,008	3.7%	6.24%	2.0
Secured — Tax Exempt	535,158	6.4%	3.43%	17.6
Unsecured — Public	150,000	1.8%	6.03%	2.7
Unsecured — Revolving Credit Facilities	506,000	6.1%	5.34%	1.4
Floating Rate Debt	1,495,166	18.0%	4.84%	7.4

Total	$8,328,456	100.0%	5.87%	6.5

(1)                   Net of the effect of any derivative instruments.  Weighted average rates are for the nine months ended September 30, 2006.

Debt Maturity Schedule as of September 30, 2006
(Amounts in thousands)

Year		Fixed Rate (1)	Floating Rate (1)	Total (5)	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2006		$227,510	$28,578	$256,088	3.1%	7.03%	7.02%
2007	(2)	325,525	249,202	574,727	6.9%	6.88%	6.52%
2008	(3)	556,308	359,334	915,642	11.0%	6.73%	6.23%
2009		480,003	382,029	862,032	10.3%	6.43%	5.34%
2010		279,768	—	279,768	3.4%	7.05%	7.05%
2011	(4)	1,450,123	24,150	1,474,273	17.7%	5.52%	5.49%
2012		558,522	—	558,522	6.7%	6.48%	6.48%
2013		567,485	—	567,485	6.8%	5.93%	5.93%
2014		504,291	—	504,291	6.1%	5.27%	5.27%
2015		316,638	—	316,638	3.8%	6.53%	6.53%
2016+		1,567,117	451,873	2,018,990	24.2%	5.74%	5.44%
Total		$6,833,290	$1,495,166	$8,328,456	100.0%	6.05%	5.84%

(1)                   Net of the effect of any derivative instruments.  Weighted average rates are as of September 30, 2006.

(2)                   Includes $176.0 million outstanding on the Company’s short-term $500.0 million unsecured revolving credit facility.  This facility was terminated by the Company on October 13, 2006.

(3)                   Includes $330.0 million outstanding on the Company’s long-term $1.0 billion unsecured revolving credit facility, which matures on May 29, 2008.

(4)                   Includes $650.0 million of 3.85% exchangeable unsecured debt with a final maturity of 2026.  The notes are callable by the Company on  or after August 18, 2011.  The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021.

(5)                   The above table includes the following maturity amounts (in thousands) related to the Lexford Portfolio, all of which was repaid in full in October 2006: 2006 - $94,981; 2007 - $28,618; 2008 - $44,152; 2009 - $27,459; 2010 - $515; 2011 - $600.

The following table provides a summary of the Company’s unsecured debt as of September 30, 2006:

Unsecured Debt Summary as of September 30, 2006
(Amounts in thousands)

					Unamortized
	Coupon	Due		Face	Premium/	Net
	Rate	Date		Amount	(Discount)	Balance

Fixed Rate Notes:
	6.690%	11/01/06		$50,000	$(4)	$49,996
	7.625%	04/15/07		50,000	94	50,094
	6.900%	08/01/07		50,000	(21)	49,979
	7.540%	09/01/07	(1)	4,286	—	4,286
	4.861%	11/30/07		50,000	—	50,000
	7.500%	08/15/08	(1)	130,000	—	130,000
	4.750%	06/15/09	(2)	300,000	(743)	299,257
	6.950%	03/02/11		300,000	3,817	303,817
	6.625%	03/15/12		400,000	(1,603)	398,397
	5.200%	04/01/13		400,000	(770)	399,230
	5.250%	09/15/14		500,000	(489)	499,511
	6.584%	04/13/15		300,000	(946)	299,054
	5.125%	03/15/16		500,000	(507)	499,493
	5.375%	08/01/16		400,000	(1,824)	398,176
	7.125%	10/15/17		150,000	(716)	149,284
	7.570%	08/15/26		140,000	—	140,000
	3.850%	08/15/26	(3)	650,000	(8,091)	641,909
Floating Rate Adjustments			(2)	(150,000)	—	(150,000)
FAS 133 Adjustments - net			(2)	(4,830)	—	(4,830)
				4,219,456	(11,803)	4,207,653
Fixed Rate Tax Exempt Notes:
	4.750%	12/15/28	(1)	35,600	—	35,600
	5.200%	06/15/29	(1)	75,790	—	75,790

				111,390	—	111,390

Floating Rate Notes:		06/15/09	(2)	150,000	—	150,000

Revolving Credit Facilities:		05/29/08	(4)	506,000	—	506,000

Total Unsecured Debt				$4,986,846	$(11,803)	$4,975,043

(1)             Notes are private. All other unsecured debt is public.

(2)             $150.0 million in fair value interest rate swaps converts 50% of the 4.750% Notes due June 15, 2009 to a floating interest rate.

(3)             Convertible notes mature on August 15, 2026. The notes are callable by the Company on or after August 18, 2011. The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021.

(4)             Includes $176.0 million and $330.0 million outstanding on the Company’s short-term $500.0 million and long-term $1.0 billion unsecured revolving credit facilities, respectively. The short-term facility was terminated on October 13, 2006.

As of November 1, 2006, an unlimited amount of debt securities remains available for issuance by the Operating Partnership under a registration statement that became automatically effective upon filing with the SEC in June 2006 (under SEC regulations, the registration statement automatically expires on June 29, 2009 and does not contain a maximum issuance amount) and $956.5 million in equity securities remains available for issuance by the Company under a registration statement the SEC declared effective in February 1998.

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of September 30, 2006 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all OP Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange; (ii) the “Common Share Equivalent” of all convertible preferred shares and preference interests/units; and (iii) the liquidation value of all perpetual preferred shares outstanding.

Capital Structure as of September 30, 2006
(Amounts in thousands except for share and per share amounts)

Secured Debt			$3,157,088	38%
Secured Debt — Properties Held for Sale			196,325	2%
Unsecured Debt			4,469,043	54%
Lines of Credit			506,000	6%
Total Debt			8,328,456	100%	34%

Common Shares	292,132,7434	93%
OP Units	20,531,951	7%
Total Shares and OP Units	312,664,694	100%
Common Share Equivalents (see below)	891,646
Total outstanding at quarter-end	313,556,340
Common Share Price at September 30, 2006	$50.58
			15,859,680	98%
Perpetual Preferred Equity (see below)			375,000	2%
Total Equity			16,234,680	100%	66%

Total Market Capitalization			$24,563,136		100%

Convertible Preferred Equity as of September 30, 2006
(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares/Units	Liquidation Value	Annual Dividend Per Share/Unit	Annual Dividend Amount	Weighted Average Rate	Conversion Ratio	Common Share Equivalents
Preferred Shares:
7.00% Series E	11/1/98	464,616	$11,615	$1.75	$813		1.1128	517,025
7.00% Series H	6/30/98	29,434	736	1.75	52		1.4480	42,620
Preference Interests:
7.625% Series J	12/14/06	230,000	11,500	3.8125	877		1.4108	324,484
Junior Preference Units:
8.00% Series B	7/29/09	7,367	184	2.00	15		1.020408	7,517
Total Convertible Preferred Equity		731,417	$24,035		$1,757	7.31%		891,646

Perpetual Preferred Equity as of September 30, 2006
(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares/Units	Liquidation Value	Annual Dividend Per Share/Unit	Annual Dividend Amount	Weighted Average Rate
Preferred Shares:
8.60% Series D	7/15/07	700,000	$175,000	$21.50	$15,050
8.29% Series K	12/10/26	1,000,000	50,000	4.145	4,145
6.48% Series N	6/19/08	600,000	150,000	16.20	9,720
Total Perpetual Preferred Equity		2,300,000	$375,000		$28,915	7.71%

The Company expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its revolving credit facilities.  The Company considers its cash provided by operating activities to be adequate to meet operating/capital requirements and payments of distributions.  The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions and financing of construction and development activities through the issuance of unsecured notes and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties.  In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $17.7 billion in investment in real estate on the Company’s balance sheet at September 30, 2006 (including gross Lexford real estate held for sale), $11.7 billion or 66.2%, was unencumbered.

The Operating Partnership has a long-term revolving credit facility with potential borrowings of up to $1.0 billion which matures in May 2008.  This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements.  As of November 1, 2006, $315.0 million was outstanding under this facility.

See Note 16 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to September 30, 2006.

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

For the nine months ended September 30, 2006, our actual improvements to real estate totaled approximately $181.2 million.  This includes the following detail (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate
For the Nine Months Ended September 30, 2006

	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit

Established Properties (2)	116,680	$34,665	$297	$57,681	$494	$92,346	$791
New Acquisition Properties (3)	28,352	6,746	275	22,117	903	28,863	1,178
Properties Held for Sale (4)	27,115	8,723	322	6,383	235	15,106	557
Other (5)	7,056	15,978		28,933		44,911
Total	179,203	$66,112		$115,114		$181,226

(1)                    Total units exclude 10,846 unconsolidated units and 3,643 military housing (fee managed) units.

(2)                   Wholly Owned Properties acquired prior to January 1, 2004.

(3)                   Wholly Owned Properties acquired during 2004, 2005 and 2006.  Per unit amounts are based on a weighted average of 24,498 units.

(4)                   Properties held for sale include the entire Lexford Portfolio, which was sold on October 5, 2006.

(5)                   Includes properties either Partially Owned or sold during the period, commercial space, condominium conversions and $12.7 million included in building improvements spent on fourteen specific assets related to major renovations and repositioning of these assets.

The Company expects to fund approximately $30.0 million for capital expenditures for replacements and building improvements for all consolidated properties, exclusive of condominium conversion properties, for the remainder of 2006.  This includes an average of approximately $1,000 per unit for capital improvements for established properties.

During the nine months ended September 30, 2006, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $7.3 million.  The Company expects to fund approximately $3.1 million in total additions to non-real estate property for the remainder of 2006.

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

See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at September 30, 2006.

Other

Minority Interests as of September 30, 2006 decreased by $25.6 million when compared to December 31, 2005.  The primary factors that impacted this account in the Company’s consolidated statements of operations and balance sheets during the nine months ended September 30, 2006 were:

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

•   The allocation of income from operations to holders of OP Units in the amount of $40.5 million;

•   The issuance of 1,144,326 OP Units for the acquisition of three properties with a valuation of $49.6 million; and

•   The conversion of 1.0 million OP Units into Common Shares.

Total distributions paid in October 2006 amounted to $145.8 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the third quarter ended September 30, 2006.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has co-invested in various properties that are unconsolidated and accounted for under the equity method of accounting.  Management does not believe these investments have a materially different impact upon the Company’s liquidity, capital resources, credit or market risk than its property management and ownership activities.  During 2000 and 2001, the Company entered into institutional ventures with an unaffiliated partner.   At the respective closing dates, the Company sold and/or contributed 45 properties containing 10,846 units to these ventures and retained a 25% ownership interest in the ventures.  The Company’s joint venture partner contributed cash equal to 75% of the agreed-upon equity value of the properties comprising the ventures, which was then distributed to the Company.  The Company’s strategy with respect to these ventures was to reduce its concentration of properties in a variety of markets.

As of September 30, 2006, the Company has 11 projects totaling 3,454 units in various stages of development with estimated completion dates ranging through June 30, 2009.  The development agreements currently in place are discussed in detail in Note 14 of the Company’s Consolidated Financial Statements.

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

Funds From Operations

For the nine months ended September 30, 2006, Funds From Operations (“FFO”) available to Common Shares and OP Units decreased $16.6 million, or 2.9%, as compared to the nine months ended September 30, 2005.  For the quarter ended September 30, 2006, FFO available to Common Shares and OP Units increased $20.2 million, or 11.5%, as compared to the quarter ended September 30, 2005.

The following is a reconciliation of net income to FFO available to Common Shares and OP Units for the nine months and quarters ended September 30, 2006 and 2005:

Funds From Operations
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2006	2005	2006	2005
Net income	$607,783	$635,907	$69,811	$267,524
Allocation to Minority Interests — Operating Partnership, net	3,891	5,509	1,627	(183)
Adjustments:
Depreciation	415,179	323,608	143,255	111,370
Depreciation — Non-real estate additions	(5,615)	(3,928)	(1,933)	(1,243)
Depreciation — Partially Owned and Unconsolidated Properties	3,473	2,136	910	2,774
Net gain on sales of unconsolidated entities	(370)	(124)	(18)	—
Discontinued operations:
Depreciation	25,429	67,543	—	20,513
Gain on sales of discontinued operations, net of minority interests (3)	(487,607)	(468,999)	(18,404)	(237,047)
Net incremental gain on sales of condominium units	31,431	56,667	12,878	27,631
Minority Interests — Operating Partnership	1,881	3,497	740	1,130

FFO (1)(2)	595,475	621,816	208,866	192,469
Preferred distributions	(29,682)	(39,004)	(9,514)	(12,961)
Premium on redemption of Preferred Shares	(3,941)	(4,316)	(3,941)	(4,316)
FFO available to Common Shares and OP Units	$561,852	$578,496	$195,411	$175,192

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

(3)       Gain on sales of discontinued operations, net of minority interests, has been reduced by approximately $4.5 million in one-time accrued retention benefits for both the nine months and quarter ended September 30, 2006, related to the previously announced October 5, 2006 closing of the Lexford Housing Division disposition.

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

Item 4.   Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures:

Effective as of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

(b)   Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is party to a housing discrimination lawsuit brought in April of 2006 in the United States District Court for the District of Maryland.  The suit alleges that the Company designed and built approximately 300 of the Company’s properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act.  The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees.  The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company.  Accordingly, the Company is defending the suit vigorously.  Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit and as a result, no amounts have been accrued at September 30, 2006.  While no assurances can be given, the Company does not believe that the suit, if adversely determined, will have a material adverse effect on the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)     Common Shares Repurchased in the Quarter Ended September 30, 2006

The Company repurchased the following Common Shares during the quarter ended September 30, 2006:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)

August 2006	26,029	$47.97	26,029	$501,770,440
Third Quarter 2006	26,029	$47.97	26,029

(1)             The Common Shares repurchased during the quarter ended September 30, 2006 represent Common Shares repurchased in the open market under the Company’s publicly announced share repurchase program approved by its Board of Trustees. Under this program, the Company may repurchase in open market or privately negotiated transactions up to $585.0 million of its Common Shares, with $501.8 million remaining following the above purchases.

Item 6. Exhibits

10.1                           Amendment to Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.

10.2*                    Revolving Credit Bridge Agreement dated as of July 6, 2006 between ERP Operating Limited Partnership and JPMorgan Chase Bank, N.A., as administrative agent and a bank (the “Credit Agreement”).

10.3*                    Guaranty of Payment made as of July 6, 2006 between Equity Residential and JPMorgan Chase Bank, N.A., as administrative agent for the banks party to the Credit Agreement.

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

*                    Included as an exhibit to the Company’s Form 8-K dated July 6, 2006, filed on July 11, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	November 6, 2006	By:	/s/ Donna Brandin
Donna Brandin
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit	Document

10.1	Amendment to Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.

12	Computation of Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of David J. Neithercut, Chief Executive Officer.

31.2	Certification of Donna Brandin, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of the Company.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Donna Brandin, Chief Financial Officer of the Company.