Form 10-K
period 2006-12-31
EQUITY RESIDENTIAL
filed 2007-02-28
CIK 906107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 2006

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

Large accelerated filer  ☒   Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Common Shares held by non-affiliates of the Registrant was approximately $13.0 billion based upon the closing price on June 30, 2006 of $44.73 using beneficial ownership of shares rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting shares owned by Trustees and Executive Officers, some of who may not be held to be affiliates upon judicial determination.

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on January 31, 2007 was 294,015,767.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information to be contained in the Company’s definitive proxy statement, which the Company anticipates will be filed no later than April 20, 2007, and thus these items have been omitted in accordance with General Instruction G (3) to Form 10-K.

EQUITY RESIDENTIAL

Item 1.  Business

General

Equity Residential (“EQR”), a Maryland real estate investment trust (“REIT”) formed in March 1993, is an S&P 500 company focused on the acquisition, development and management of high quality apartment properties in top United States growth markets.  EQR has elected to be taxed as a REIT.

The Company is one of the largest publicly traded real estate companies and is the largest publicly traded owner of multifamily properties (based on the aggregate market value of its outstanding Common Shares, the number of apartment units wholly owned and total revenues earned).  The Company’s corporate headquarters are located in Chicago, Illinois and the Company also operates approximately thirty-five property management offices throughout the United States.

EQR is the general partner of, and as of December 31, 2006 owned an approximate 93.6% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”).  The Company is structured as an umbrella partnership REIT (“UPREIT”), under which all property ownership and business operations are conducted through the Operating Partnership and its subsidiaries.  References to the “Company” include EQR, the Operating Partnership and those entities owned or controlled by the Operating Partnership and/or EQR.

As of December 31, 2006, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 617 properties in 25 states and the District of Columbia consisting of 165,716 units.  The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Units
Wholly Owned Properties	546	146,442
Partially Owned Properties:
Consolidated	25	4,873
Unconsolidated	45	10,846
Military Housing (Fee Managed)	1	3,555
	617	165,716

As of February 7, 2007, the Company has approximately 5,200 employees who provide real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

Certain capitalized terms used herein are defined in the Notes to Consolidated Financial Statements.

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

•                  Giving residents reasons to stay with the Company by providing a range of product options available in our diversified portfolio and by enhancing their experience through our employees and our services.

•                  Being open and responsive to market realities to take advantage of investment opportunities that align with our long-term vision.

Acquisition, Development and Disposition Strategies

The Company anticipates that future property acquisitions, developments and dispositions will occur within the United States.  Acquisitions and developments may be financed from various sources of capital, which may include retained cash flow, issuance of additional equity and debt securities, sales of properties, joint venture agreements and collateralized and uncollateralized borrowings.  In addition, the Company may acquire properties in transactions that include the issuance of limited partnership interests in the Operating Partnership (“OP Units”) as consideration for the acquired properties. Such transactions may, in certain circumstances, enable the sellers to defer, in whole or in part, the recognition of taxable income or gain that might otherwise result from the sales.  In addition, EQR may acquire or develop multifamily properties specifically to convert directly into condominiums as well as upgrade and sell existing properties as individual condominiums.  EQR may also acquire land parcels to hold and/or sell based on market opportunities.

When evaluating potential acquisitions, developments and dispositions, the Company generally considers the following factors:

•                  strategically targeted markets;

•                  income levels and employment growth trends in the relevant market;

•                  employment and household growth and net migration of the relevant market’s population;

•                  barriers to entry that would limit competition (zoning laws, building permit availability, supply of undeveloped or developable real estate, local building costs and construction costs, among other factors);

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

The Company generally reinvests the proceeds received from property dispositions primarily to achieve its acquisition and development strategies.  In addition, when feasible, the Company may structure these transactions as tax-deferred exchanges.

Debt and Equity Activity

Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Company’s Capital Structure chart as of December 31, 2006.

Debt and Equity Offerings for the Years Ended December 31, 2006, 2005 and 2004

During 2006:

•                  The Operating Partnership issued $400.0 million of ten and one-half year 5.375% unsecured fixed rate notes (the “August 2016 Notes”) in a public debt offering in January 2006.  The August 2016 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis.  The August 2016 Notes are due August 1, 2016 with interest payable semiannually in arrears on February 1 and August 1, commencing August 1, 2006.  The Operating Partnership received net proceeds of approximately $395.5 million in connection with this issuance.

•                  The Operating Partnership issued $650.0 million of twenty-year 3.85% exchangeable senior notes (the “August 2026 Notes”) in a public debt offering in August 2006.  The August 2026 Notes were issued at a discount, which is being amortized over the life of the notes on a straight-line basis.  The August 2026 Notes are due August 15, 2026 with interest payable semiannually in arrears on February 15 and August 15, commencing February 15, 2007.   The Operating Partnership received net proceeds of approximately $637.0 million in connection with this issuance.  See Note 9 in the Notes to Consolidated Financial Statements for further discussion.

•                  The Company issued 2,647,776 Common Shares pursuant to its Share Incentive Plans and received net proceeds of approximately $69.7 million.

•                  The Company issued 213,427 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $8.0 million.

•                  The Company repurchased 1,897,912 of its Common Shares on the open market at an average price of $43.85 per share.  The Company paid approximately $83.2 million for these shares, which were retired subsequent to the repurchase.

During 2005:

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

•                  The Company issued 2,248,744 Common Shares pursuant to its Share Incentive Plans and received net proceeds of approximately $54.9 million.

•                  The Company issued 286,751 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $8.3 million.

During 2004:

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

•                  The Company issued 3,350,759 Common Shares pursuant to its Share Incentive Plans and received net proceeds of approximately $79.0 million.

•                  The Company issued 275,616 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $6.9 million.

As of February 28, 2007, an unlimited amount of debt securities remains available for issuance by the Operating Partnership under a registration statement that became automatically effective upon filing with the SEC in June 2006 (under SEC regulations enacted in 2005, the registration statement automatically expires on June 29, 2009 and does not contain a maximum issuance amount) and $956.5 million in equity securities remains available for issuance by the Company under a registration statement the SEC declared effective in February 1998.

In May 2002, the Company’s shareholders approved the Company’s 2002 Share Incentive Plan.  In January 2003, the Company filed a Form S-8 registration statement to register 23,125,828 Common Shares under this plan.  As of January 1, 2007, 23,574,211 shares are available for issuance under this plan.

Credit Facilities

The Operating Partnership has an unsecured revolving credit facility with potential borrowings of up to $1.0 billion maturing on May 29, 2008, with the ability to increase available borrowings by an additional $500.0 million under certain circumstances.  Advances under the credit facility bear interest at variable rates based upon LIBOR at various interest periods plus a spread dependent upon the Operating Partnership’s credit rating or based on bids received from the lending group.  EQR has guaranteed the Operating Partnership’s credit facility up to the maximum amount and for its full term.

On August 30, 2005, the Operating Partnership entered into a one-year $600.0 million revolving credit facility maturing on August 29, 2006.  This credit facility was repaid in full and terminated on January 20, 2006.

On July 6, 2006, the Operating Partnership entered into a one-year $500.0 million revolving credit facility maturing on July 6, 2007.  This facility was repaid in full and terminated on October 13, 2006.  Advances under this facility bore interest at variable rates based on LIBOR at various interest periods plus a spread dependent upon the Operating Partnership’s credit rating.  EQR guaranteed this credit facility up to the maximum amount and for its full term.

As of December 31, 2006 and December 31, 2005, $460.0 million and $769.0 million, respectively, was outstanding and $69.3 million and $50.2 million, respectively, was restricted (dedicated to support letters of credit and not available for borrowing) on the credit facilities.  During the years ended December 31, 2006 and 2005, the weighted average interest rate under the credit facilities were 5.40% and 3.80%, respectively.

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

The occurrence of the events discussed in the following risk factors could adversely affect, possibly in a material manner, our business, financial condition or results of operations, which could adversely affect the value of our common shares of beneficial interest or preferred shares of beneficial interest (which we refer to collectively as “Shares”); preference interests (“Interests”) of a subsidiary of ERP Operating Limited Partnership, our operating partnership; and limited partnership interests in the Operating Partnership (“OP Units”).  In this section, we refer to the Shares, Interests, Units and the OP Units together as our “securities”, and the investors who own Shares, Interests, Units and/or OP Units as our “security holders”.

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

New Acquisitions, Developments and/or Condominium Conversion Projects May Fail to Perform as Expected and Competition for Acquisitions May Result in Increased Prices for Properties

We intend to actively acquire and develop multifamily properties for rental operations and/or conversion into condominiums, as well as upgrade and sell existing properties as individual condominiums. We may underestimate the costs necessary to bring an acquired or development property up to standards established for its intended market position.  Additionally, we expect that other major real estate investors with significant capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development efforts.  This competition may increase prices for multifamily properties or decrease the price at which we expect to sell individual properties.  We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.   We also plan to develop more properties ourselves in addition to co-investing with our development partners for either the rental or condominium market, depending on opportunities in each sub-market.  This may increase the overall level of risk associated with our developments.  The total number of development units, cost of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation.

Because Real Estate Investments Are Illiquid, We May Not Be Able to Sell Properties When Appropriate

Real estate investments generally cannot be sold quickly.  We may not be able to reconfigure our portfolio promptly in response to economic or other conditions.  This inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and ability to make distributions to our security holders.

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

We may become involved in legal proceedings, including but not limited to, proceedings related to consumer, employment, development, condominium conversion, tort and commercial legal issues that if decided adversely to or settled by us, could result in liability material to our financial condition or results of operations.

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

Over the past several years, there have been an increasing number of lawsuits against owners and managers of multifamily properties alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  Insurance carriers have reacted to these liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  We have adopted programs designed to minimize the existence of mold in any of our properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or the property.

We cannot be assured that existing environmental assessments of our properties reveal all environmental liabilities, that any prior owner of any of our properties did not create a material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any of our properties.

Insurance Policy Deductibles and Exclusions

In order to partially mitigate the substantial increase in insurance costs in recent years, management has gradually increased deductible and self-insured retention amounts.  As of December 31, 2006, the Company’s property insurance policy (for Wholly Owned Properties) provides for a per occurrence deductible of $250,000 and self-insured retention of $5.0 million per occurrence, subject to a maximum annual aggregate self-insured retention of $7.5 million, with approximately 90% of any excess losses being covered by insurance.  Any earthquake and named windstorm losses are subject to a deductible of 5% of the values of the buildings involved in the losses and are not subject to the aggregate self-insured retention.  The Company’s liability and worker’s compensation policies at December 31, 2006, provide for a $1.0 million per occurrence deductible.  These higher deductible and self-insured retention amounts do expose the Company to greater potential uninsured losses, such as the property damage caused by hurricanes and other natural disasters, but management believes the savings in insurance premium expense justifies this increased exposure over the long-term.

As a result of the terrorist attacks of September 11, 2001, property insurance carriers have created exclusions for losses from terrorism from our “all risk” property insurance policies.  While separate terrorism insurance coverage is available in certain instances, premiums for such coverage are generally very expensive and deductibles are very high.  Additionally, the terrorism insurance coverage that is available typically excludes coverage for losses from nuclear, biological and chemical attacks.  As of December 31, 2006, the Company was insured for $500 million in terrorism insurance coverage, with a $5.0 million deductible.  In the event of a terrorist attack impacting one or more of our properties, we could lose the revenues from the property, our capital investment in the property and possibly face liability claims from residents or others suffering injuries or losses.  The Company believes, however, that the number and geographic diversity of its portfolio and its terrorism insurance coverage help to mitigate its exposure to the risks associated with potential terrorist attacks.

Debt Financing, Preferred Shares and Preference Interests and Units Could Adversely Affect Our Performance

General

Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Company’s total debt and unsecured debt summaries as of December 31, 2006.

In addition to debt, we have $398.3 million of combined liquidation value of outstanding preferred shares of beneficial interest and preference interests and units, with a weighted average dividend preference of 7.69% per annum, as of December 31, 2006.  Our use of debt and preferred equity financing creates certain risks, including the following:

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

Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Company’s debt maturity schedule as of December 31, 2006.

Financial Covenants Could Adversely Affect the Company’s Financial Condition

If a property we own is mortgaged to secure debt and we are unable to meet the mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value.  Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations.

The mortgages on our properties may contain negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage.  In addition, our unsecured credit facilities contain certain restrictions, requirements and other limitations on our ability to incur debt.  The indentures under which a substantial portion of our debt was issued also contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios, as well as limitations on our ability to incur secured and unsecured debt (including acquisition financing), and to sell all or substantially all of our assets.  Our credit facilities and indentures are cross-defaulted and also contain cross default provisions with other material debt.  Our most restrictive unsecured public debt covenants as of December 31, 2006 and 2005, respectively, are (terms are defined in the indentures):

Selected Unsecured Public Debt Covenants
	December 31,	December 31,
	2006	2005
Total Debt to Adjusted Total Assets (not to exceed 60%)	44.6%	44.9%

Secured Debt to Adjusted Total Assets (not to exceed 40%)	17.6%	20.0%

Consolidated Income Available for Debt Service to Maximum Annual Service Charges (must be at least 1.5 to 1)	2.59	2.89

Total Unsecured Assets to Unsecured Debt (must be at least 150%)	250.6%	261.4%

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

Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing

Our consolidated debt-to-total market capitalization ratio was 33.0% as of December 31, 2006.  Our degree of leverage could have important consequences to security holders.  For example, the degree of leverage could affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, making us more vulnerable to a downturn in business or the economy in general.

Rising Interest Rates Could Adversely Affect Cash Flow

Advances under our credit facilities bear interest at variable rates based upon LIBOR at various interest periods, plus a spread dependent upon the Operating Partnership’s credit rating, or based upon bids received from the lending group.  Certain public issuances of our senior unsecured debt instruments may also, from time to time, bear interest at floating rates.  We may also borrow additional money with variable interest rates in the future.  Increases in interest rates would increase our interest expense under these debt instruments and would increase the costs of refinancing existing debt and of issuing new debt.  Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders.  We use interest rate hedging arrangements to manage our exposure to interest rate volatility, but these arrangements may expose us to additional risks, and no strategy can completely insulate us from risks associated with interest rate fluctuations.  There can be no assurance that our hedging arrangements will have the desired beneficial impact and may involve costs, such as transaction fees or breakage costs, if we terminate them.

We Depend on Our Key Personnel

We depend on the efforts of the Chairman of our Board of Trustees, Samuel Zell, and our executive officers, particularly David J. Neithercut, our President and Chief Executive Officer and Gerald A. Spector, our Chief Operating Officer.  If they resign or otherwise cease to be employed by us, our operations could be temporarily adversely affected.  Mr. Zell has entered into executive compensation and retirement benefit agreements with the Company.  Mr. Spector has entered into a Deferred Compensation Agreement with the Company that under certain conditions could provide him with a salary benefit after his termination of employment with the Company.  In addition, Mr. Zell and Mr. Spector have entered into Noncompetition Agreements with the Company.

In the event the Chairman of the Board and/or the CEO are unable to serve, (i) the Lead Trustee will automatically be appointed to serve as the interim successor to the Chairman, (ii) the Chairman will automatically be appointed to serve as the interim successor to the CEO and (iii) the Chair of the Compensation Committee of the Board will immediately call a meeting of the Committee to recommend to the full Board the selection of a permanent replacement for either or both positions, as necessary.

Control and Influence by Significant Shareholders Could Be Exercised in a Manner Adverse to Other Shareholders

The consent of certain affiliates of Mr. Zell is required for certain amendments to the Fifth Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the “Partnership Agreement”).  As a result of their security ownership and rights concerning amendments to the Partnership Agreement, the security holders referred to herein may have influence over the Company.  Although these security holders have not agreed to act together on any matter, they would be in a position to exercise even more influence over the Company’s affairs if they were to act together in the future.  This influence could conceivably be exercised in a manner that is inconsistent with the interests of other security holders.  For additional information regarding the security ownership of our trustees, including Mr. Zell, and our executive officers, see the Company’s definitive proxy statement.

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

Our Preferred Shares May Affect Changes in Control

Our Declaration of Trust authorizes the Board of Trustees to issue up to 100 million preferred shares, and to establish the preferences and rights (including the right to vote and the right to convert into common shares) of any preferred shares issued.  The Board of Trustees may use its powers to issue preferred shares and to set the terms of such securities to delay or prevent a change in control of the Company, even if a change in control were in the interest of security holders.

Inapplicability of Maryland Law Limiting Certain Changes in Control

Certain provisions of Maryland law applicable to real estate investment trusts prohibit “business combinations” (including certain issuances of equity securities) with any person who beneficially owns ten percent or more of the voting power of outstanding securities, or with an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of ten percent or more of the voting power of the Company’s outstanding voting securities (an “Interested Shareholder”), or with an affiliate of an Interested Shareholder.  These prohibitions last for five years after the most recent date on which the Interested Shareholder became an Interested Shareholder.  After the five-year period, a business combination with an Interested Shareholder must be approved by two super-majority shareholder votes unless, among other conditions, holders of common shares receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Shareholder for its common shares.  As permitted by Maryland law, however, the Board of Trustees of the Company has opted out of these restrictions with respect to any business combination involving Mr. Zell and certain of his affiliates and persons acting in concert with them.  Consequently, the five-year prohibition and the super-majority vote requirements will not apply to a business combination involving us and/or any of them. Such business combinations may not be in the best interest of our security holders.

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

If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify.  If we fail to qualify as a REIT, we would have to pay significant income taxes.  We, therefore, would have less money available for investments or for distributions to security holders.  This would likely have a significant adverse affect on the value of our securities.  In addition, we would no longer be required to make any distributions to security holders.  Even if we quality as a REIT, we are and will continue to be subject to certain federal, state and local taxes on our income and property.  In addition, our corporate housing business and condominium conversion business, which are conducted through taxable REIT subsidiaries, generally will be subject to federal income tax at regular corporate rates.

We Could Be Disqualified as a REIT or Have to Pay Taxes if Our Merger Partners Did Not Qualify as REITs

If any of our prior merger partners had failed to qualify as a REIT throughout the duration of their existence, then they might have had undistributed “C corporation earnings and profits” at the time of their merger with us.  If that was the case and we did not distribute those earnings and profits prior to the end of the year in which the merger took place, we might not qualify as a REIT.  We believe based, in part, upon opinions of legal counsel received pursuant to the terms of our merger agreements as well as our own investigations, among other things, that each of our prior merger partners qualified as a REIT and that, in any event, none of them had any undistributed “C corporation earnings and profits” at the time of their merger with us.  If any of our prior merger partners failed to qualify as a REIT, an additional concern would be that they would have recognized taxable gain at the time they merged with us.  We would be liable for the tax on such gain.  In this event, we would have to pay corporate income tax on any gain existing at the time of the applicable merger on assets acquired in the merger if the assets are sold within ten years of the merger. Finally, we could be precluded from electing REIT status for up to four years after the year in which the predecessor entity failed to qualify for REIT status.

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

TRSs pay federal and state income tax at the full applicable corporate rates.  The amount of taxes paid on impermissible tenant services income and the sale of real estate held primarily for sale to customers in the ordinary course of business may be material in amount.  The TRSs will attempt to minimize the amount of these taxes, but we cannot guarantee whether, or the extent to which, measures taken to minimize these taxes will be successful.  To the extent that these companies are required to pay taxes, less cash may be available for distributions to shareholders.

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

The 10% value test described in clause (b) of (3) above does not apply to certain securities that fall within a safe harbor under the Code.  Under the safe harbor, the following are not considered “securities” held by us for purposes of this 10% value test: (i) straight debt securities, (ii) any loan of an individual or an estate, (iii) certain rental agreements for the use of tangible property, (iv) any obligation to pay rents from real property, (v) any security issued by a state or any political subdivision thereof, foreign government or Puerto Rico only if the determination of any payment under such security is not based on the profits of another entity or payments on any obligation issued by such other entity, or (vi) any security issued by a REIT.  The timing and payment of interest or principal on a security qualifying as straight debt may be subject to a contingency provided that (A) such contingency does not change the effective yield to maturity, not considering a de minimis change which does not exceed the greater of ¼ of 1% or 5% of the annual yield to maturity or we own $1,000,000 or less of the aggregate issue price or value of the particular issuer’s debt and not more than 12 months of unaccrued interest can be required to be prepaid or (B) the contingency is consistent with commercial practice and the contingency is effective upon a default or the exercise of a prepayment right by the issuer of the debt.  If we hold indebtedness from any issuer, including a REIT, the indebtedness will be subject to, and may cause a violation of, the asset tests, unless it is a qualifying real estate asset or otherwise satisfies the above safe harbor.  We currently own equity interests in certain entities that have elected to be taxed as REITs for federal income tax purposes and are not publicly traded.  If any such entity were to fail to qualify as a REIT, we would not meet the 10% voting stock limitation and the 10% value limitation and we would fail to qualify as a REIT.  We believe that we and each of the REITs we own an interest in have and will comply with the foregoing asset tests for REIT qualification.  However, we cannot provide any assurance that the Internal Revenue Service will agree with our determinations.

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

From and after the taxable year ending December 31, 2005, any capital gain dividend with respect to any class of our stock which is “regularly traded” on an established securities market, will be treated as an ordinary dividend described above, if the foreign shareholder did not own more than 5% of such class of stock at any time during the taxable year.  Foreign shareholders generally will not be required to report distributions received from us on U.S. federal income tax returns and all distributions treated as dividends for U.S. federal income tax purposes, including any capital gain dividends, will be subject to a 30% U.S. withholding tax (unless reduced or eliminated under an applicable income tax treaty), as described above.  In addition, the branch profits tax will no longer apply to such distributions.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2006, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 617 properties in 25 states and the District of Columbia consisting of 165,716 units.  The Company’s properties are more fully described as follows:

Type	Properties	Units	Average Units	December 31, 2006 Occupancy
Garden	553	145,161	262	94.3%
Mid/High-Rise	63	17,000	270	92.4%
Military Housing	1	3,555	3,555	95.4%
Total	617	165,716

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

The following tables set forth certain information by type and state relating to the Company’s properties (occupancy information excludes condominium conversion, development and unstabilized acquired properties) at December 31, 2006:

GARDEN-STYLE PROPERTIES

State	Properties	Units	Percentage of Total Units	December 31, 2006 Occupancy
Arizona	43	12,010	7.25%	95.8%
California	104	26,005	15.69	95.1
Colorado	28	9,208	5.56	94.8
Connecticut	20	2,528	1.53	95.8
Florida	75	23,354	14.09	94.1
Georgia	30	9,359	5.65	94.4
Illinois	4	858	0.52	92.7
Maine	5	672	0.41	89.0
Maryland	21	5,145	3.10	91.0
Massachusetts	36	5,010	3.02	94.0
Minnesota	5	654	0.39	89.6
Missouri	1	192	0.12	95.2
New Hampshire	1	390	0.24	93.3
New Jersey	4	1,402	0.85	94.4
New Mexico	2	369	0.22	97.6
New York	1	300	0.18	94.9
North Carolina	28	7,783	4.70	95.3
Oklahoma	3	580	0.35	96.5
Oregon	9	3,164	1.91	95.0
Rhode Island	5	778	0.47	93.0
Tennessee	8	2,325	1.40	95.7
Texas	59	17,822	10.75	94.7
Virginia	16	5,115	3.09	93.0
Washington	42	9,452	5.70	94.9
Wisconsin	3	686	0.41	97.8

Total Garden-Style	553	145,161	87.60%
Average Garden-Style		262		94.3%

MID-RISE/HIGH RISE PROPERTIES

State	Properties	Units	Percentage of Total Units	December 31, 2006 Occupancy
California	3	682	0.41%	90.2%
Colorado	1	339	0.21	90.3
Connecticut	1	263	0.16	94.5
Florida	3	653	0.39	94.6
Georgia	4	1,178	0.71	96.3
Illinois	1	478	0.29	95.3
Massachusetts	11	3,334	2.01	94.5
Minnesota	1	163	0.10	90.5
New Jersey	5	1,366	0.83	95.5
New York	7	2,112	1.28	97.5
Texas	4	746	0.45	93.5
Virginia	7	2,855	1.72	93.4
Washington	13	2,328	1.40	92.5
Washington, D.C.	2	503	0.30	74.4

Total Mid-Rise/High-Rise	63	17,000	10.26%
Average Mid-Rise/High-Rise		270		92.4%

MILITARY HOUSING PROPERTIES

Washington (Ft. Lewis)	1	3,555	2.14%	95.4%

Total Military Housing	1	3,555	2.14%
Average Military Housing		3,555		95.4%

Total Residential Portfolio	617	165,716	100%

The properties currently in various stages of development at December 31, 2006 are included in the following table.

Consolidated Development Projects as of December 31, 2006

(Amounts in thousands except for project and unit amounts)

Projects	Location	No. of Units	Total Capital Cost (1)	Total Book Value to Date	Total Book Value Not Placed in Service	Total Debt	Percentage Completed	Percentage Leased	Percentage Occupied	Estimated Completion Date	Estimated Stabilization Date

Projects Under Development – Wholly Owned:
Bella Vista III	Woodland Hills, CA	264	$73,336	$59,682	$59,682	$—	81%	3%	—	2Q 2007	4Q 2007
Highland Glen II	Westwood, MA	102	21,620	7,069	7,069	1,384	43%	—%		2Q 2007	1Q 2008
Emerson/CRP II	Boston, MA	310	167,953	42,597	42,597	—	33%	—%		2Q 2008	1Q 2009
Redmond Ridge	Redmond, WA	321	55,457	13,648	13,648	—	12%	—%		2Q 2008	3Q 2010
77 Hudson	Jersey City, NJ	481	242,129	43,821	43,821	—	9%	—%		2Q 2009	4Q 2010

Projects Under Development – Wholly Owned		1,478	560,495	166,817	166,817	1,384

Projects Under Development – Partially Owned:
Mozaic (a.k.a. Union Station)	Los Angeles, CA	272	69,661	64,852	42,757	39,787	98%	18%	11%	1Q 2007	1Q 2008
Vintage	Ontario, CA	300	53,810	45,143	45,143	40,775	80%	22%	14%	3Q 2007	1Q 2008
Silver Spring	Silver Spring, MD	457	147,454	40,684	40,684	—	14%	—	—	4Q 2008	3Q 2010
303 Third Street	Cambridge, MA	531	248,307	55,878	55,878	—	7%	—	—	3Q 2008	1Q 2010
City Lofts	Chicago, IL	278	71,109	13,848	13,848	—	6%	—	—	3Q 2008	2Q 2009
Alta Pacific (2)	Irvine, CA	132	46,416	21,790	21,790	28,260	22%	—	—	4Q 2007	3Q 2008

Projects Under Development – Partially Owned		1,970	636,757	242,195	220,100	108,822

Projects Under Development		3,448	1,197,252	409,012	386,917	110,206

Land Held for Development		N/A	—	254,227	254,227	50,332

Land/Projects Held for and/or Under Development		3,448	1,197,252	663,239	641,144	160,538

Completed Not Stabilized:
2400 M St (3)	Washington, D.C.	359	111,947	107,888	—	75,936	100%	65%	58%	Completed	3Q 2007

Projects Completed Not Stabilized		359	111,947	107,888	—	75,936

Total Projects		3,807	$1,309,199	$771,127	$641,144	$236,474

(1)          Total capital cost represents estimated development cost for projects under development and all capitalized costs incurred to date plus any estimates of costs remaining to be funded for all projects, all in accordance with GAAP.

(2)          Debt is primarily tax-exempt bonds that are entirely outstanding, with $18.8 million unfunded and classified as deposits - restricted in the consolidated balance sheets at 12/31/06.

(3)          EQR acquired its partner’s interest on 4/28/2006 and now wholly-owns the property. Total Book Value to Date does not include additional purchase consideration of $30.7 million.

Item 3.  Legal Proceedings

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland.  The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act.  The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees.  The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company.  Accordingly, the Company is defending the suit vigorously.  Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit and as a result, no amounts have been accrued at December, 31, 2006.  While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, reasonably may be expected to have a material adverse effect on the Company.

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

	Sales Price
	High	Low	Closing	Distributions
2006
Fourth Quarter Ended December 31, 2006	$61.50	$49.42	$50.75	$0.4625
Third Quarter Ended September 30, 2006	$51.35	$44.04	$50.58	$0.4425
Second Quarter Ended June 30, 2006	$47.47	$41.45	$44.73	$0.4425
First Quarter Ended March 31, 2006	$47.74	$38.84	$46.79	$0.4425

	Sales Price
	High	Low	Closing	Distributions
2005
Fourth Quarter Ended December 31, 2005	$42.17	$35.52	$39.12	$0.4425
Third Quarter Ended September 30, 2005	$40.74	$36.35	$37.85	$0.4325
Second Quarter Ended June 30, 2005	$37.57	$31.50	$36.82	$0.4325
First Quarter Ended March 31, 2005	$36.37	$30.70	$32.21	$0.4325

The number of record holders of Common Shares at January 31, 2007 was approximately 4,000.  The number of outstanding Common Shares as of January 31, 2007 was 294,015,767.

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

CONSOLIDATED HISTORICAL FINANCIAL INFORMATION

(Financial information in thousands except for per share and property data)

	Year Ended December 31,
	2006	2005	2004	2003	2002
OPERATING DATA:

Total revenues from continuing operations	$1,990,436	$1,682,658	$1,493,927	$1,330,804	$1,301,856

Interest and other income	$31,131	$68,399	$8,765	$15,581	$13,947

Income from continuing operations, net of minority interests	$100,532	$147,323	$88,778	$98,966	$104,689

Discontinued operations, net of minority interests	$972,312	$714,470	$383,551	$424,345	$296,088

Net income	$1,072,844	$861,793	$472,329	$523,311	$400,777

Net income available to Common Shares	$1,031,766	$807,792	$418,583	$426,639	$324,162

Earnings per share – basic:
Income from continuing operations available to Common Shares	$0.21	$0.33	$0.13	$0.01	$0.10
Net income available to Common Shares	$3.56	$2.83	$1.50	$1.57	$1.19
Weighted average Common Shares outstanding	290,019	285,760	279,744	272,337	271,974

Earnings per share – diluted:
Income from continuing operations available to Common Shares	$0.20	$0.32	$0.12	$0.01	$0.10
Net income available to Common Shares	$3.50	$2.79	$1.48	$1.55	$1.18
Weighted average Common Shares outstanding	315,579	310,785	303,871	297,041	297,969

Distributions declared per Common Share outstanding	$1.79	$1.74	$1.73	$1.73	$1.73

BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$17,235,175	$16,590,370	$14,852,621	$12,874,379	$13,046,263
Real estate, after accumulated depreciation	$14,212,695	$13,702,230	$12,252,794	$10,578,366	$10,934,246
Total assets	$15,062,219	$14,108,751	$12,656,306	$11,477,917	$11,822,005
Total debt	$8,057,656	$7,591,073	$6,459,806	$5,360,489	$5,523,699
Minority Interests	$411,459	$422,183	$535,582	$600,929	$611,303
Shareholders’ equity	$5,884,222	$5,395,340	$5,072,528	$5,015,441	$5,197,123

OTHER DATA:
Total properties (at end of period)	617	926	939	968	1,039
Total apartment units (at end of period)	165,716	197,404	200,149	207,506	223,591

Funds from operations available to Common Shares and OP Units - basic (1)(2)	$716,143	$784,625	$651,741	$640,390	$719,265

Cash flow provided by (used for):
Operating activities	$755,466	$698,531	$707,061	$744,319	$888,263
Investing activities	$(259,472)	$(592,201)	$(555,279)	$334,028	$(48,622)
Financing activities	$(324,545)	$(101,007)	$(117,856)	$(1,058,643)	$(861,369)

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of the results of operations and financial condition of the Company should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Company’s ability to control the Operating Partnership and its subsidiaries other than entities owning interests in the Partially Owned Properties - Unconsolidated and certain other entities in which the Company has investments, the Operating Partnership and each such subsidiary entity has been consolidated with the Company for financial reporting purposes.  Capitalized terms used herein and not defined are as defined elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2006.

Forward-looking statements in this Item 7 as well as elsewhere in this Annual Report on Form 10-K are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations, estimates, projections and assumptions made by management.  While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  Many of these uncertainties and risks are difficult to predict and beyond management’s control.  Forward-looking statements are not guarantees of future performance, results or events.  The Company assumes no obligation to update or supplement forward-looking statements because of subsequent events. Factors that might cause such differences include, but are not limited to, the following:

•                  We intend to actively acquire and develop multifamily properties for rental operations and/or conversion into condominiums, as well as upgrade and sell existing properties as individual condominiums.  We may underestimate the costs necessary to bring an acquired or development property up to standards established for its intended market position.  Additionally, we expect that other major real estate investors with significant capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development efforts.  This competition may increase prices for multifamily properties or decrease the price at which we expect to sell individual properties.  We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.  We also plan to develop more properties ourselves in addition to co-investing with our development partners for either the rental or condominium market, depending on opportunities in each sub-market.  This may increase the overall level of risk associated with our developments.  The total number of development units, cost of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation.

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

Results of Operations

In conjunction with our business objectives and operating strategy, the Company has continued to invest or recycle its capital investment in apartment properties located in strategically targeted markets during the years ended December 31, 2006 and December 31, 2005.  In summary, we:

Year Ended December 31, 2006:

•                  Acquired $1.8 billion of apartment properties consisting of 35 properties and 8,768 units, and $134.4 million of land parcels, all of which we deem to be in our strategic targeted markets; and

•                  Sold $2.3 billion of apartment properties consisting of 335 properties and 39,608 units, as well as 1,069 condominium units for $216.0 million and $1.6 million of land parcels.

Year Ended December 31, 2005:

•                  Acquired $2.5 billion of apartment properties consisting of 41 properties and 12,059 units, and $138.3 million of land parcels, all of which we deem to be in our strategic targeted markets; and

•                  Sold $1.4 billion of apartment properties consisting of 50 properties and 12,848 units, as well as 2,241 condominium units for $593.3 million and five land parcels for $108.3 million.

On June 28, 2006, the Company announced that it agreed to sell its Lexford Housing Division for a cash purchase price of $1.086 billion.  The sale closed on October 5, 2006.  The Lexford Housing Division results are classified as discontinued operations, net of minority interests, in the consolidated statements of operations for all periods presented.  The Company recorded a gain on sale of approximately $418.7 million on the sale of the Lexford Housing Division in the fourth quarter of 2006.  In conjunction with the Lexford disposition, the Company paid off/extinguished $196.3 million of mortgage notes payable secured by the properties and incurred approximately $9.2 million in prepayment penalties upon extinguishment.

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

Properties that the Company owned for all of both 2006 and 2005 (the “2006 Same Store Properties”), which represented 128,133 units, impacted the Company’s results of operations.  Properties that the Company owned for all of both 2005 and 2004 (the “2005 Same Store Properties”), which represented 154,854 units, also impacted the Company’s results of operations.  Both the 2006 Same Store Properties and 2005 Same Store Properties are discussed in the following paragraphs.

The Company’s acquisition, disposition, completed development and consolidation of previously unconsolidated property and variable interest entity activities also impacted overall results of operations for the years ended December 31, 2006 and 2005.  The impacts of these activities are also discussed in greater detail in the following paragraphs.

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

For the year ended December 31, 2006, income from continuing operations, net of minority interests, decreased by approximately $46.8 million when compared to the year ended December 31, 2005.  The decrease in continuing operations is discussed below.

Revenues from the 2006 Same Store Properties increased $88.7 million primarily as a result of higher rental rates charged to residents.  Expenses from the 2006 Same Store Properties increased $23.9 million primarily due to higher maintenance, payroll, utility costs and real estate taxes.  The following tables provide comparative same store results and statistics for the 2006 Same Store Properties:

2006 vs. 2005
Year over Year Same-Store Results/Statistics
$ in Thousands (except for Average Rental Rate) - 128,133 Same-Store Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
2006	$1,612,529	$628,210	$984,319	$1,110	94.6%	(64.6)%
2005	$1,523,858	$604,318	$919,540	$1,050	94.6%	(65.5)%
Change	$88,671	$23,892	$64,779	$60	0.0%	0.9%
Change	5.8%	4.0%	7.0%	5.7%

(1)          Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the period.

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the 2006 Same Store Properties.

	Year Ended December 31,
	2006	2005
	(Amounts in thousands)

Operating income	$513,143	$433,464
Adjustments:
Non-same-store operating results	(173,863)	(22,851)
Fee and asset management revenue	(9,101)	(10,240)
Fee and asset management expense	8,934	8,555
Depreciation	562,739	439,594
General and administrative	48,465	70,405
Impairment	34,002	613

Same store NOI	$984,319	$919,540

For properties that the Company acquired prior to January 1, 2006 and expects to continue to own through December 31, 2007, the Company anticipates the following same store results for the full year ending December 31, 2007:

2007 Same-Store Assumptions
Physical Occupancy	95.0%
Revenue Change	5.00% to 6.00%
Expense Change	3.50% to 4.50%
NOI Change	5.50% to 7.50%

These 2007 assumptions are based on current expectations and are forward-looking.

Non-same store operating results increased $151.0 million and consist primarily of properties acquired in calendar years 2006 and 2005 as well as our corporate housing business.

See also Note 20 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses decreased $1.5 million primarily as a result of lower income earned from managing fewer properties for third parties and unconsolidated entities.  As of December 31, 2006 and 2005, the Company managed 15,020 units and 16,269 units, respectively, for third parties and unconsolidated entities.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies.  These expenses increased by approximately $9.3 million or 10.7%.  This increase is primarily attributable to higher overall payroll costs and higher overall computer and training costs specific to the Company’s rollout of a new property management system.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased $123.1 million primarily as a result of additional depreciation expense on newly acquired properties and capital expenditures for all properties owned.

General and administrative expenses, which include corporate operating expenses, decreased approximately $21.9 million between the periods under comparison.  This decrease was primarily due to lower executive compensation expense due to severance costs for several executive officers incurred during the year ended December 31, 2005 and a $2.8 million reimbursement of legal expenses during the year ended December 31, 2006.  The Company anticipates that general and administrative expenses will approximate $50.0 million to $52.0 million for the year ending December 31, 2007.  The above assumption is based on current expectations and is forward-looking.

Impairment from continuing operations increased $33.4 million between periods under comparison.  This increase was primarily due to an impairment charge on goodwill of $30.0 million related to the corporate housing business and $2.0 million related to the write-off of various deferred sales costs following the decision to halt the condominium conversion and sale process at five assets.

Interest and other income from continuing operations decreased by approximately $37.3 million, primarily as a result of the $57.1 million in cash received during the year ended December 31, 2005 for the Company’s ownership interest in Rent.com, which was acquired by eBay, Inc.  This was partially offset by the $3.7 million in additional proceeds for Rent.com, an increase in interest earned on tax deferred 1031 exchange proceeds from the Lexford disposition and $14.7 million of forfeited deposits for various terminated transactions received during the year ended December 31, 2006.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $67.4 million primarily as a result of higher variable interest rates and overall debt levels outstanding.  During the year ended December 31, 2006, the Company capitalized interest costs of approximately $20.7 million as compared to $13.7 million for the year ended December 31, 2005.  This capitalization of interest primarily relates to consolidated projects under development.  The effective interest cost on all indebtedness for the year ended December 31, 2006 was 6.21% as compared to 6.16% for the year ended December 31, 2005.

Loss from investments in unconsolidated entities increased approximately $1.1 million between the periods under comparison.  This increase is primarily the result of consolidating previously unconsolidated properties as of January 1, 2006 as the result of EITF Issue No. 04-5.  See Note 4 in the Notes to Consolidated Financial Statements for further discussion.

Net gain on sales of unconsolidated entities decreased $1.0 million, due to increased unconsolidated sales during the year ended December 31, 2005.

Net gain on sales of land parcels decreased $27.5 million, due to a large gain recorded on the sale of one land parcel during the year ended December 31, 2005.

Discontinued operations, net of minority interests, increased approximately $257.8 million between the periods under comparison.  This increase is primarily the result of lower real estate net book values for properties sold during the year ended December 31, 2006 as compared to the same period in 2005.  See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

For the year ended December 31, 2005, income from continuing operations, net of minority interests, increased by approximately $58.5 million when compared to the year ended December 31, 2004.  The increase in continuing operations is discussed below.

Revenues from the 2005 Same Store Properties increased $61.9 million primarily as a result of lower concessions provided residents and a slight increase in average occupancy rates.  Expenses from the 2005 Same Store Properties increased $36.2 million primarily due to higher payroll, utility costs and real estate taxes.  The following tables provide comparative revenue, expense, NOI and weighted average occupancy for the 2005 Same Store Properties:

2005 vs. 2004
Year over Year Same-Store Results
$ in Thousands - 154,854 Same-Store Units

Description	Revenues	Expenses (1)	NOI

2005	$1,636,753	$678,199	$958,554
2004	$1,574,843	$641,980	$932,863
Change	$61,910	$36,219	$25,691
Change	3.9%	5.6%	2.8%

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

Fee and asset management revenues, net of fee and asset management expenses, decreased by $1.5 million primarily as a result of lower income earned from Ft. Lewis and managing fewer properties for third parties and unconsolidated entities.  As of December 31, 2005 and 2004, the Company managed 16,269 units and 17,988 units, respectively, for third parties and unconsolidated entities.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies.  These expenses increased by approximately $10.2 million or 13.3%.  This increase is primarily attributable to higher overall payroll costs including bonuses, long-term compensation costs and an increase of the Company’s match for employee 401(k) contributions.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased $58.9 million primarily as a result of additional depreciation expense on newly acquired properties and capital expenditures for all properties involved.

General and administrative expenses, which include corporate operating expenses, increased approximately $23.3 million between the periods under comparison.  This increase was primarily due to higher executive compensation expense due to severance costs of $9.8 million for several executive officers, $7.9 million of additional accruals specific to performance shares for selected executive officers and a $2.5 million profit sharing accrual paid in the first quarter of 2006.

Interest and other income from continuing operations increased approximately $59.6 million, primarily as a result of the $57.1 million in cash received for the Company’s ownership interest in Rent.com, which was acquired by eBay, Inc.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $55.3 million primarily as a result of higher overall debt balances as well as higher variable interest rates.  During the year ended December 31, 2005, the Company capitalized interest costs of approximately $13.7 million as compared to $14.0 million for the year ended December 31, 2004.  This capitalization of interest primarily relates to consolidated projects under development.  The effective interest cost on all indebtedness for the year ended December 31, 2005 was 6.16% as compared to 5.87% for the year ended December 31, 2004.

(Loss) income from investments in unconsolidated entities increased approximately $7.8 million between the periods under comparison.  This increase is primarily the result of consolidation of properties that were previously unconsolidated in the first quarter of 2004.

Net gain on sales of unconsolidated entities decreased $3.3 million, primarily due to a decrease in the number of unconsolidated entities sold.

Net gain on sales of land parcels increased $24.8 million, primarily due to an increase in the number of land parcels sold and large gains recorded on two land parcels located in Tyson’s Corner, Virginia.

Discontinued operations, net of minority interests, increased approximately $330.9 million between the periods under comparison.  This increase is primarily the result of higher per unit sales prices and lower real estate net book values for properties sold during the year ended December 31, 2005 as compared to the same period in 2004 as well as higher condominium sales.  The Company recognized $91.6 million and $32.1 million of net incremental gain on sales of condominium units (net of provision for income taxes) for the years ended December 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

For the Year Ended December 31, 2006

As of January 1, 2006, the Company had approximately $88.8 million of cash and cash equivalents and $780.8 million available under its line of credit (net of $50.2 million which was restricted/dedicated to support letters of credit and not available for borrowing).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at December 31, 2006 was approximately $260.3 million and the amount available on the Company’s revolving credit facilities was $470.7 million (net of $69.3 million which was restricted/dedicated to support letters of credit and not available for borrowing).

During the year ended December 31, 2006, the Company generated proceeds from various transactions, which included the following:

•                  Disposed of 340 properties, various individual condominium units and two land parcels, receiving net proceeds of approximately $2.3 billion;

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

•                  Obtained $267.0 million in new mortgage financing; and

•                  Issued approximately 2.9 million Common Shares and received net proceeds of $77.7 million.

During the year ended December 31, 2006, the above proceeds were primarily utilized to:

•                  Invest $291.3 million primarily in development projects;

•                  Acquire 35 properties and nine land parcels, utilizing cash of $1.7 billion;

•                  Repurchase 1.9 million Common Shares utilizing cash of $83.2 million;

•                  Repay $493.0 million of mortgage loans;

•                  Repay $60.0 million of fixed rate public notes;

•                  Redeem the series G Preference Interests at a liquidation value of $25.5 million; and

•                  Redeem the Series C Preferred Shares at a liquidation value of $115.0 million.

Depending on its analysis of market prices, economic conditions, and other opportunities for the investment of available capital, the Company may repurchase its Common Shares pursuant to its existing share buyback program authorized by the Board of Trustees.  The Company repurchased $83.2 million (1,897,912 shares at an average price per share of $43.85) of its Common Shares during the year ended December 31, 2006 to offset the issuance of 1,144,326 OP Units in connection with three property acquisitions and to partially offset restricted shares granted and ESPP shares purchased during the year ended December 31, 2006.  The Company is authorized to repurchase approximately $501.8 million of additional Common Shares.

The Company’s total debt summary and debt maturity schedules as of December 31, 2006, are as follows:

Debt Summary as of December 31, 2006

(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$3,178,223	39.4%	5.82%	6.4
Unsecured	4,879,433	60.6%	5.84%	6.6
Total	$8,057,656	100.0%	5.83%	6.5

Fixed Rate Debt:
Secured – Conventional	$2,286,529	28.4%	6.30%	4.4
Secured – Tax Exempt	18,260	0.2%	6.39%	18.3
Unsecured – Public/Private	4,158,043	51.6%	5.90%	6.9
Unsecured – Tax Exempt	111,390	1.4%	5.06%	22.3
Fixed Rate Debt	6,574,222	81.6%	6.04%	6.3

Floating Rate Debt:
Secured – Conventional	338,278	4.2%	6.31%	2.4
Secured – Tax Exempt	535,156	6.6%	3.45%	17.4
Unsecured – Public	150,000	1.9%	6.13%	2.4
Unsecured – Revolving Credit Facilities	460,000	5.7%	5.40%	1.4
Floating Rate Debt	1,483,434	18.4%	4.90%	7.5

Total	$8,057,656	100.0%	5.83%	6.5

(1)   Net of the effect of any derivative instruments.  Weighted average rates are for the year ended December 31, 2006.

Debt Maturity Schedule as of December 31, 2006

(Amounts in thousands)

Year	Fixed Rate (1)	Floating Rate (1)	Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2007	$360,411	$101,052	$461,463	5.7%	6.34%	6.51%
2008 (2)	520,499	489,335	1,009,834	12.5%	6.71%	6.17%
2009	452,953	382,564	835,517	10.4%	6.37%	5.36%
2010	279,323	—	279,323	3.5%	7.05%	7.05%
2011 (3)	1,448,445	24,150	1,472,595	18.3%	5.52%	5.50%
2012	558,396	—	558,396	6.9%	6.48%	6.48%
2013	567,355	—	567,355	7.1%	5.93%	5.93%
2014	504,141	34,460	538,601	6.7%	5.27%	5.26%
2015	316,459	—	316,459	3.9%	6.53%	6.53%
2016	1,089,170	—	1,089,170	13.5%	5.32%	5.32%
2017+	477,070	451,873	928,943	11.5%	6.70%	5.88%
Total	$6,574,222	$1,483,434	$8,057,656	100.0%	5.98%	5.82%

(1)          Net of the effect of any derivative instruments.  Weighted average rates are as of December 31, 2006.

(2)          Includes $460.0 million outstanding on the Company’s $1.0 billion unsecured revolving credit facility, which matures on May 29, 2008.

(3)          Includes $650.0 million of 3.85% convertible unsecured debt with a final maturity of 2026.  The notes are callable by the Company on or after August 18, 2011.  The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021.

The following table provides a summary of the Company’s unsecured debt as of December 31, 2006:

Unsecured Debt Summary as of December 31, 2006

(Amounts in thousands)

					Unamortized
	Coupon	Due		Face	Premium/	Net
	Rate	Date		Amount	(Discount)	Balance

Fixed Rate Notes:
	7.625%	04/15/07		$50,000	$51	$50,051
	6.900%	08/01/07		50,000	(14)	49,986
	7.540%	09/01/07	(1)	4,286	—	4,286
	4.861%	11/30/07		50,000	—	50,000
	7.500%	08/15/08	(1)	130,000	—	130,000
	4.750%	06/15/09	(2)	300,000	(674)	299,326
	6.950%	03/02/11		300,000	3,632	303,632
	6.625%	03/15/12		400,000	(1,529)	398,471
	5.200%	04/01/13		400,000	(740)	399,260
	5.250%	09/15/14		500,000	(474)	499,526
	6.584%	04/13/15		300,000	(919)	299,081
	5.125%	03/15/16		500,000	(493)	499,507
	5.375%	08/01/16		400,000	(1,778)	398,222
	7.125%	10/15/17		150,000	(700)	149,300
	7.570%	08/15/26		140,000	—	140,000
	3.850%	08/15/26	(3)	650,000	(7,990)	642,010
Floating Rate Adjustments			(2)	(150,000)	—	(150,000)
FAS 133 Adjustments - net			(2)	(4,615)	—	(4,615)
				4,169,671	(11,628)	4,158,043
Fixed Rate Tax Exempt Notes:
	4.750%	12/15/28	(1)	35,600	—	35,600
	5.200%	06/15/29	(1)	75,790	—	75,790

				111,390	—	111,390

Floating Rate Notes:		06/15/09	(2)	150,000	—	150,000

Revolving Credit Facilities:		05/29/08	(4)	460,000	—	460,000

Total Unsecured Debt				$4,891,061	$(11,628)	$4,879,433

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

(4)          Represents amount outstanding on the Company’s $1.0 billion unsecured revolving credit facility.

As of February 28, 2007, an unlimited amount of debt securities remains available for issuance by the Operating Partnership under a registration statement that became automatically effective upon filing with the SEC in June 2006 (under SEC regulations enacted in 2005, the registration statement automatically expires on June 29, 2009 and does not contain a maximum issuance amount) and $956.5 million in equity securities remains available for issuance by the Company under a registration statement the SEC declared effective in February 1998.

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2006 is presented in the following table.  The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all OP Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange; (ii) the “Common Share Equivalent” of all convertible preferred shares and preference interests/units; and (iii) the liquidation value of all perpetual preferred shares outstanding.

Capital Structure as of December 31, 2006

(Amounts in thousands except for share and per share amounts)

Secured Debt			$3,178,223	39.4%
Unsecured Debt			4,419,433	54.9%
Lines of Credit			460,000	5.7%
Total Debt			$8,057,656	100.0%	33.0%

Common Shares	293,551,633	93.6%
OP Units	19,914,583	6.4%
Total Shares & OP Units	313,466,216	100.0%
Common Share Equivalents (see below)	856,602
Total outstanding at quarter-end	314,322,818
Common Share Price at December 31, 2006	$50.75
			$15,951,883	97.7%
Perpetual Preferred Equity (see below)			375,000	2.3%
Total Equity			$16,326,883	100.0%	67.0%

Total Market Capitalization			$24,384,539		100.0%

Convertible Preferred Equity as of December 31, 2006

(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares/Units	Liquidation Value	Annual Dividend Per Share/Unit	Annual Dividend Amount	Weighted Average Rate	Conversion Ratio	Common Share Equivalents
Preferred Shares:
7.00% Series E	11/1/98	434,816	$10,871	$1.75	$761		1.1128	483,863
7.00% Series H	6/30/98	28,134	703	1.75	49		1.4480	40,738
Preference Interests:
7.625% Series J	12/14/06	230,000	11,500	3.8125	877		1.4108	324,484
Junior Preference Units:
8.00% Series B	7/29/09	7,367	184	2.00	15		1.020408	7,517
Total Convertible Preferred Equity		700,317	$23,258		$1,702	7.32%		856,602

Perpetual Preferred Equity as of December 31, 2006

(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares/Units	Liquidation Value	Annual Dividend Per Share/Unit	Annual Dividend Amount	Weighted Average Rate
Preferred Shares:
8.60% Series D	7/15/07	700,000	$175,000	$21.50	$15,050
8.29% Series K	12/10/26	1,000,000	50,000	4.145	4,145
6.48% Series N	6/19/08	600,000	150,000	16.20	9,720
Total Perpetual Preferred Equity		2,300,000	$375,000		$28,915	7.71%

The Company expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its revolving credit facilities.  The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions.  The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties.  In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $17.2 billion in investment in real estate on the Company’s balance sheet at December 31, 2006, $11.6 billion or 67.0%, was unencumbered.

The Operating Partnership’s senior debt credit ratings from Standard & Poors (“S&P”), Moody’s and Fitch are A-, Baal (positive outlook) and A, respectively.  The Company’s preferred equity ratings from S&P, Moody’s and Fitch are BBB+, Baa2 (positive outlook) and A-, respectively.

The Operating Partnership has a long-term revolving credit facility with potential borrowings of up to $1.0 billion which matures in May 2008.  This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements.  As of February 26, 2007, $740.0 million was outstanding under this facility.

See Note 21 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to December 31, 2006.

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

For the year ended December 31, 2006, our actual improvements to real estate totaled approximately $255.2 million.  This includes the following (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate

For the Year Ended December 31, 2006

	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit

Established Properties (2)	115,152	$46,094	$400	$81,127	$705	$127,221	$1,105
New Acquisition Properties (3)	29,512	9,194	336	35,854	1,311	45,048	1,647
Other (4)	6,651	30,384		52,527		82,911
Total	151,315	$85,672		$169,508		$255,180

(1)          Total units exclude 10,846 unconsolidated units and 3,555 military housing (fee managed) units.

(2)          Wholly Owned Properties acquired prior to January 1, 2004.

(3)          Wholly Owned Properties acquired during 2004, 2005 and 2006.  Per unit amounts are based on a weighted average of 27,346 units.

(4)          Includes properties either Partially Owned or sold during the period, commercial space, condominium conversions and $21.4 million included in building improvements spent on seventeen specific assets related to major renovations and repositioning of these assets.

For the year ended December 31, 2005, our actual improvements to real estate totaled approximately $232.5 million.  This includes the following (amounts in thousands except for unit and per unit amounts):

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

The Company expects to fund approximately $145.0 million for capital expenditures for replacements and building improvements for all consolidated properties, exclusive of condominium conversion properties, in 2007.  This includes an average of approximately $1,000 per unit for capital improvements for established properties.

During the year ended December 31, 2006, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $10.7 million.  The

Company expects to fund approximately $8.2 million in total additions to non-real estate property in 2007.

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

See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at December 31, 2006.

Other

Minority Interests as of December 31, 2006 decreased by $10.7 million when compared to December 31, 2005.  The primary factors that impacted this account in the Company’s consolidated statements of operations and balance sheets during the year ended December 31, 2006 were:

•                  The redemption or repurchase of 1.0 million units of Series G, H and I Preference Interests with a  combined liquidation value of $48.5 million and a premium on redemption of $0.7 million (see Note 3 in the Notes to Consolidated Financial Statements for further discussion);

•                  Distributions declared to Minority Interests, which amounted to $36.2 million (excluding Junior Preference Unit and Preference Interest distributions);

•                  The allocation of income from operations to holders of OP Units in the amount of $72.6 million;

•                  The issuance of 1,144,326 OP Units for the acquisition of three properties with a valuation of $49.6 million; and

•                  The conversion of 1.7 million OP Units into Common Shares valued at $27.9 million.

Total distributions paid in January 2007 amounted to $152.4 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the fourth quarter ended December 31, 2006.

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

As of December 31, 2006, the Company has 11 projects totaling 3,448 units in various stages of development with estimated completion dates ranging through June 30, 2009.  The development agreements currently in place are discussed in detail in Note 18 of the Company’s Consolidated Financial Statements.

See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in partially owned entities.

The following table summarizes the Company’s contractual obligations for the next five years and thereafter as of December 31, 2006:

	Payments Due by Year (in thousands)
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total
Debt (a)	$461,463	$1,009,834	$835,517	$279,323	$1,472,595	$3,998,924	$8,057,656
Operating Leases:
Minimum Rent Payments (b)	5,443	5,302	4,709	4,119	2,416	2,963	24,952
Other Long-Term Liabilities:
Deferred Compensation (c)	813	813	1,450	1,450	2,049	14,736	21,311
Total	$467,719	$1,015,949	$841,676	$284,892	$1,477,060	$4,016,623	$8,103,919

(a)          Amounts include aggregate principal payments only.  The Company paid $465,388, $397,886 and $348,574 for interest on debt, inclusive of derivative instruments, for the years ended December 31, 2006, 2005 and 2004, respectively.

(b)         Minimum basic rent due for various office space the Company leases and fixed base rent due on a ground lease for one property.

(c)          Estimated payments to the Company’s Chairman, two former CEO’s and its chief operating officer based on planned retirement dates.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements.  These policies were followed in preparing the consolidated financial statements at and for the year ended December 31, 2006 and are consistent with the year ended December 31, 2005.

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

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with SFAS No. 123 (R), Share-Based Payment, effective January 1, 2006, which results in compensation expense being recorded based on the fair value of the share compensation granted.

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

Funds From Operations

For the year ended December 31, 2006, Funds From Operations (“FFO”) available to Common Shares and OP Units decreased $68.5 million, or 8.7%, as compared to the year ended December 31, 2005. For the year ended December 31, 2005, FFO available to Common Shares and OP Units increased $132.9 million, or 20.4%, as compared to the year ended December 31, 2004.

The following is a reconciliation of net income to FFO available to Common Shares and OP Units for each of the five years ended December 31, 2006:

Funds From Operations

(Amounts in thousands)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Net income	$1,072,844	$861,793	$472,329	$523,311	$400,777
Allocation to Minority Interests – Operating Partnership, net	4,201	6,796	2,624	202	2,335
Adjustments:
Depreciation	562,739	439,594	380,673	325,471	303,871
Depreciation – Non-real estate additions	(7,840)	(5,541)	(5,303)	(6,774)	(9,029)
Depreciation – Partially Owned and Unconsolidated Properties	4,338	2,487	1,903	19,911	12,166
Net gain on sales of unconsolidated entities	(370)	(1,330)	(4,593)	(4,942)	(5,054)
Discontinued operations:
Depreciation	29,779	89,153	115,639	145,853	168,901
Gain on sales of discontinued operations, net of minority interests (3)	(955,863)	(650,563)	(296,343)	(287,372)	(96,317)
Net incremental gain on sales of condominium units	45,800	91,611	32,054	10,280	1,682
Minority Interests – Operating Partnership	1,593	4,626	6,504	11,122	16,548

FFO (1)(2)	757,221	838,626	705,487	737,062	795,880
Preferred distributions	(37,113)	(49,642)	(53,746)	(76,435)	(76,615)
Premium on redemption of Preferred Shares	(3,965)	(4,359)	—	(20,237)	—

FFO available to Common Shares and OP Units	$716,143	$784,625	$651,741	$640,390	$719,265

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

(3)       Gain on sales of discontinued operations, net of minority interests, has been reduced by approximately $4.5 million in one-time accrued retention benefits for the year ended December 31, 2006, related to the previously announced October 5, 2006 closing of the Lexford Housing Division disposition.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

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

The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, other assets, lines of credit, accounts payable and accrued expenses, rents received in advance and other liabilities) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates.  The fair value of the Company’s mortgage notes payable and unsecured notes were approximately $3.2 billion and $4.5 billion, respectively, at December 31, 2006.

The Company had total outstanding floating rate debt of approximately $1.5 billion, or 18.4% of total debt at December 31, 2006, net of the effects of any derivative instruments.  If market rates of interest on all of the floating rate debt permanently increased by 49 basis points (a 10% increase from the Company’s existing weighted average interest rates), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $7.3 million.  If market rates of interest on all of the floating rate debt permanently decreased by 49 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $7.3 million.

At December 31, 2006, the Company had total outstanding fixed rate debt of approximately $6.6 billion, net of the effects of any derivative instruments.  If market rates of interest permanently increased by 60 basis points (a 10% increase from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $6.0 billion.  If market rates of interest permanently decreased by 60 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $7.3 billion.

At December 31, 2006, the Company’s derivative instruments had a net liability fair value of approximately $16.2 million.  If market rates of interest permanently increased by 54 basis points (a 10% increase from the Company’s existing weighted average interest rates), the net liability fair value of the Company’s derivative instruments would be approximately $16.4 million.  If market rates of interest permanently decreased by 54 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the net liability fair value of the Company’s derivative instruments would be approximately $16.2 million.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures:

Effective as of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2006.  Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein at Item 8, page F-3.

(c)         Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Items 10, 11, 12, 13 and 14.

Trustees, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Trustee Independence; and Principal Accounting Fees and Services.

The information required by Item 10, Item 11, Item 12, Item 13 and Item 14 is incorporated by reference to, and will be contained in, the Company’s definitive proxy statement, which the Company anticipates will be filed no later than April 20, 2007, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of the Report:

(1) Financial Statements: See Index to Financial Statements and Schedule on page F-1 of this Form 10-K.

(2) Exhibits: See the Exhibit Index.

(3) Financial Statement Schedules:  See Index to Financial Statements attached hereto on page F-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

By:	/s/ David J. Neithercut
David J. Neithercut, President and
Chief Executive Officer

Date:	February 28, 2007

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints David J. Neithercut, Donna Brandin and Ian S. Kaufman, or any of them, his attorneys-in-fact and agents, with full power of substitution and resubstitution for him in any and all capacities, to do all acts and things which said attorneys and agents, or any of them, deem advisable to enable the Company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the Company’s filing of an annual report on Form 10-K for the Company’s fiscal year 2006, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his name as a director or officer, or both, of the Company, as indicated below opposite his signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth below and on the dates indicated:

Name	Title	Date

/s/ David J. Neithercut	President, Chief Executive Officer and Trustee	February 28, 2007
David J. Neithercut

/s/ Donna Brandin	Executive Vice President and Chief Financial Officer	February 28, 2007
Donna Brandin

/s/ Ian S. Kaufman	First Vice President, Controller and Chief Accounting Officer	February 28, 2007
Ian S. Kaufman

/s/ John W. Alexander	Trustee	February 22, 2007
John W. Alexander

/s/ Charles L. Atwood	Trustee	February 19, 2007
Charles L. Atwood

SIGNATURES - CONTINUED

/s/ Stephen O. Evans	Trustee	February 21, 2007
Stephen O. Evans

/s/ James D. Harper, Jr.	Trustee	February 19, 2007
James D. Harper, Jr.

/s/ Boone A. Knox	Trustee	February 21, 2007
Boone A. Knox

/s/ John E. Neal	Trustee	February 20, 2007
John E. Neal

/s/ Desiree G. Rogers	Trustee	February 20, 2007
Desiree G. Rogers

/s/ Sheli Z. Rosenberg	Trustee	February 20, 2007
Sheli Z. Rosenberg

/s/ Gerald A. Spector	Executive Vice President, Chief Operating Officer and Trustee	February 26, 2007
Gerald A. Spector

/s/ B. Joseph White	Trustee	February 19, 2007
B. Joseph White

/s/ Samuel Zell	Chairman of the Board of Trustees	February 19, 2007
Samuel Zell

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

EQUITY RESIDENTIAL

PAGE

FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	F-3

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	F-5 to F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-7 to F-9

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004	F-10 to F-11

Notes to Consolidated Financial Statements	F-12 to F-43

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III - Real Estate and Accumulated Depreciation	S-1 to S-11

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders

Equity Residential

We have audited the accompanying consolidated balance sheets of Equity Residential (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedule listed in the accompanying index to the financial statements and schedule.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Residential at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Equity Residential’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois

February 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Trustees and Shareholders

Equity Residential

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting at Item 9A, that Equity Residential (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).   The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Equity Residential maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO Criteria.  Also, in our opinion, Equity Residential maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Equity Residential as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 21, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

February 21, 2007

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

	December 31, 2006	December 31, 2005
ASSETS
Investment in real estate
Land	$3,217,672	$2,848,601
Depreciable property	13,376,359	13,336,636
Projects under development	386,917	240,980
Land held for development	254,227	164,153
Investment in real estate	17,235,175	16,590,370
Accumulated depreciation	(3,022,480)	(2,888,140)
Investment in real estate, net	14,212,695	13,702,230

Cash and cash equivalents	260,277	88,828
Investments in unconsolidated entities	4,448	6,838
Rents receivable	390	789
Deposits – restricted	391,825	77,093
Escrow deposits – mortgage	25,528	35,225
Deferred financing costs, net	43,384	40,636
Goodwill, net	—	30,000
Other assets	123,672	127,112
Total assets	$15,062,219	$14,108,751

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$3,178,223	$3,379,289
Notes, net	4,419,433	3,442,784
Lines of credit	460,000	769,000
Accounts payable and accrued expenses	100,605	115,543
Accrued interest payable	91,172	78,441
Rents received in advance and other liabilities	307,651	305,536
Security deposits	58,072	54,823
Distributions payable	151,382	145,812
Total liabilities	8,766,538	8,291,228

Commitments and contingencies
Minority Interests:
Operating Partnership	372,961	345,034
Preference Interests and Units	11,684	60,184
Partially Owned Properties	26,814	16,965
Total Minority Interests	411,459	422,183

Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 2,762,950 shares issued and outstanding as of December 31, 2006 and 3,323,830 shares issued and outstanding as of December 31, 2005	386,574	504,096
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 293,551,633 shares issued and outstanding as of December 31, 2006 and 289,536,344 shares issued and outstanding as of December 31, 2005	2,936	2,895
Paid in capital	5,349,194	5,253,188
Retained earnings (deficit)	159,528	(350,367)
Accumulated other comprehensive loss	(14,010)	(14,472)
Total shareholders’ equity	5,884,222	5,395,340
Total liabilities and shareholders’ equity	$15,062,219	$14,108,751

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2006	2005	2004
REVENUES
Rental income	$1,981,335	$1,672,418	$1,483,184
Fee and asset management	9,101	10,240	10,743
Total revenues	1,990,436	1,682,658	1,493,927

EXPENSES
Property and maintenance	527,154	451,245	392,295
Real estate taxes and insurance	199,582	191,679	175,605
Property management	96,417	87,103	76,898
Fee and asset management	8,934	8,555	7,572
Depreciation	562,739	439,594	380,673
General and administrative	48,465	70,405	47,128
Impairment	34,002	613	1,538
Total expenses	1,477,293	1,249,194	1,081,709

Operating income	513,143	433,464	412,218

Interest and other income	31,131	68,399	8,765
Interest:
Expense incurred, net	(427,952)	(362,347)	(307,697)
Amortization of deferred financing costs	(8,302)	(6,503)	(5,814)

Income before allocation to Minority Interests, (loss) income from investments in unconsolidated entities, net gain on sales of unconsolidated entities and land parcels and discontinued operations	108,020	133,013	107,472
Allocation to Minority Interests:
Operating Partnership, net	(4,201)	(6,796)	(2,624)
Preference Interests and Units	(2,002)	(7,606)	(19,490)
Partially Owned Properties	(3,132)	801	1,787
Premium on redemption of Preference Interests	(684)	(4,134)	(1,117)
(Loss) income from investments in unconsolidated entities	(631)	470	(7,325)
Net gain on sales of unconsolidated entities	370	1,330	4,593
Net gain on sales of land parcels	2,792	30,245	5,482
Income from continuing operations, net of minority interests	100,532	147,323	88,778
Discontinued operations, net of minority interests	972,312	714,470	383,551
Net income	1,072,844	861,793	472,329
Preferred distributions	(37,113)	(49,642)	(53,746)
Premium on redemption of Preferred Shares	(3,965)	(4,359)	—
Net income available to Common Shares	$1,031,766	$807,792	$418,583

Earnings per share - basic:
Income from continuing operations available to Common Shares	$0.21	$0.33	$0.13
Net income available to Common Shares	$3.56	$2.83	$1.50
Weighted average Common Shares outstanding	290,019	285,760	279,744

Earnings per share - diluted:
Income from continuing operations available to Common Shares	$0.20	$0.32	$0.12
Net income available to Common Shares	$3.50	$2.79	$1.48
Weighted average Common Shares outstanding	315,579	310,785	303,871

Distributions declared per Common Share outstanding	$1.79	$1.74	$1.73

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Amounts in thousands except per share data)

	Year Ended December 31,
	2006	2005	2004

Comprehensive income:

Net income	$1,072,844	$861,793	$472,329
Other comprehensive income (loss) – derivative and other instruments:

Unrealized holding (losses) gains arising during the year	(1,785)	4,357	(3,707)
Equity in unrealized holding gains arising during the year – unconsolidated entities	—	—	3,667
Losses reclassified into earnings from other comprehensive income	2,247	2,541	2,071
Comprehensive income	$1,073,306	$868,691	$474,360

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,072,844	$861,793	$472,329
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests:
Operating Partnership	72,574	58,514	31,228
Preference Interests and Units	2,002	7,606	19,490
Partially Owned Properties	3,132	(801)	(1,787)
Premium on redemption of Preference Interests	684	4,134	1,117
Depreciation	592,637	528,958	496,583
Amortization of deferred financing costs	9,134	7,166	7,276
Amortization of discounts and premiums on debt	(6,506)	(3,502)	(784)
Amortization of deferred settlements on derivative instruments	841	1,160	1,001
Impairment	34,353	613	1,538
(Income) from technology investments	(4,021)	(57,054)	—
Loss (income) from investments in unconsolidated entities	631	(470)	7,325
Distributions from unconsolidated entities – return on capital	171	—	—
Net (gain) on sales of unconsolidated entities	(370)	(1,330)	(4,593)
Net (gain) on sales of land parcels	(2,792)	(30,245)	(5,482)
Net (gain) on sales of discontinued operations	(1,016,443)	(697,655)	(318,443)
Loss on debt extinguishments	12,171	10,977	113
Unrealized loss on derivative instruments	7	10	249
Compensation paid with Company Common Shares	22,080	35,905	16,826
Other operating activities, net	555	(279)	(1,432)

Changes in assets and liabilities:
Decrease (increase) in rents receivable	406	918	(628)
Decrease (increase) in deposits – restricted	2,225	5,829	(6,037)
Decrease (increase) in other assets	569	(21,553)	(20,633)
(Decrease) in accounts payable and accrued expenses	(10,797)	(10,400)	(8,214)
Increase in accrued interest payable	17,192	8,171	9,176
(Decrease) increase in rents received in advance and other liabilities	(50,727)	(15,203)	8,032
Increase in security deposits	2,914	5,269	2,811
Net cash provided by operating activities	755,466	698,531	707,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(1,718,105)	(2,229,881)	(820,029)
Investment in real estate – development/other	(291,338)	(164,202)	(107,251)
Improvements to real estate	(255,180)	(232,500)	(212,171)
Additions to non-real estate property	(10,652)	(17,610)	(6,552)
Interest capitalized for real estate under development	(20,734)	(13,701)	(11,687)
Interest capitalized for unconsolidated entities under development	—	—	(2,282)
Proceeds from disposition of real estate, net	2,318,247	1,978,087	937,690
Proceeds from disposition of unconsolidated entities	373	3,533	7,940
Proceeds from technology investments	4,021	82,054	—
Investments in unconsolidated entities	(1,072)	(1,480)	(406,524)
Distributions from unconsolidated entities – return of capital	92	3,194	26,553
(Increase) decrease in deposits on real estate acquisitions, net	(296,589)	(706)	58,715
Decrease in mortgage deposits	10,098	683	9,144

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM INVESTING ACTIVITIES (continued):
Consolidation of previously Unconsolidated Properties:
Via acquisition (net of cash acquired)	$—	$(62)	$(49,183)
Via EITF 04-5/FIN 46 (cash consolidated)	1,436	—	3,628
Acquisition of Minority Interests – Partially Owned Properties	(71)	(1,989)	(72)
Other investing activities, net	2	2,379	16,802
Net cash (used for) investing activities	(259,472)	(592,201)	(555,279)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	(11,662)	(12,816)	(9,696)
Mortgage notes payable:
Proceeds	267,045	280,125	467,541
Restricted cash	(20,193)	—	—
Lump sum payoffs	(466,035)	(442,786)	(469,333)
Scheduled principal repayments	(26,967)	(27,607)	(25,607)
Prepayment premiums/fees	(12,171)	(10,977)	(450)
Notes, net:
Proceeds	1,039,927	499,435	898,014
Lump sum payoffs	(60,000)	(190,000)	(531,390)
Scheduled principal repayments	(4,286)	(4,286)	(4,286)
Lines of credit:
Proceeds	6,417,500	6,291,300	1,742,000
Repayments	(6,726,500)	(5,672,300)	(1,602,000)
Proceeds from (payments on) settlement of derivative instruments	10,722	(7,823)	(7,346)
Proceeds from sale of Common Shares	7,972	8,285	6,853
Proceeds from exercise of options	69,726	54,858	79,043
Common Shares repurchased and retired	(83,230)	—	—
Redemption of Preferred Shares	(115,000)	(125,000)	—
Redemption of Preference Interests	(25,500)	(146,000)	(40,000)
Premium on redemption of Preferred Shares	(27)	(43)	—
Premium on redemption of Preference Interests	(10)	(322)	—
Payment of offering costs	(125)	(26)	(24)
Contributions – Minority Interests – Partially Owned Properties	9,582	7,439	100
Distributions:
Common Shares	(514,055)	(496,004)	(484,540)
Preferred Shares	(39,344)	(51,092)	(54,350)
Preference Interests and Units	(2,054)	(7,778)	(19,612)
Minority Interests – Operating Partnership	(36,202)	(35,833)	(36,446)
Minority Interests – Partially Owned Properties	(3,658)	(11,756)	(26,327)
Net cash (used for) financing activities	(324,545)	(101,007)	(117,856)
Net increase in cash and cash equivalents Nts	171,449	5,323	33,926
Cash and cash equivalents, beginning of year	88,828	83,505	49,579
Cash and cash equivalents, end of year	$260,277	$88,828	$83,505

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2006	2005	2004
SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$465,388	$397,886	$348,574

Cash paid during the year for income, franchise and excise taxes	$11,750	$11,605	$2,991

Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$126,988	$443,478	$95,901
Valuation of OP Units issued	$49,591	$33,662	$9,087
Mortgage loans (assumed) by purchaser	$(117,949)	$(35,031)	$(29,470)

Consolidation of previously Unconsolidated Properties – Via acquisition:
Investment in real estate	$—	$(5,608)	$(960,331)
Mortgage loans assumed	$—	$2,839	$274,818
Minority Interests – Partially Owned Properties	$—	$59	$445
Investments in unconsolidated entities	$—	$1,176	$608,681
Net other liabilities recorded	$—	$1,472	$27,204

Consolidation of previously Unconsolidated Properties – Via EITF 04-5/FIN 46:
Investment in real estate, net	$(24,637)	$—	$(548,342)
Mortgage loans consolidated	$22,545	$—	$294,722
Minority Interests – Partially Owned Properties	$—	$—	$3,074
Investments in unconsolidated entities	$2,602	$—	$234,984
Net other liabilities recorded	$926	$—	$19,190

Refinancing of mortgage notes payable into notes, net	$—	$—	$130,000

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Year Ended December 31,
	2006	2005	2004

PREFERRED SHARES
Balance, beginning of year	$504,096	$636,216	$670,913
Redemption of 9 1/8% Series B Cumulative Redeemable	—	(125,000)	—
Redemption of 9 1/8% Series C Cumulative Redeemable	(115,000)	—	—
Conversion of 7.00% Series E Cumulative Convertible	(2,357)	(7,065)	(34,519)
Conversion of 7.00% Series H Cumulative Convertible	(165)	(55)	(178)
Balance, end of year	$386,574	$504,096	$636,216

COMMON SHARES, $0.01 PAR VALUE

Balance, beginning of year	$2,895	$2,851	$2,776
Conversion of Preferred Shares into Common Shares	1	3	16
Conversion of Preference Interests into Common Shares	7	—	—
Conversion of OP Units into Common Shares	17	11	17
Exercise of share options	27	22	34
Employee Share Purchase Plan (ESPP)	2	3	3
Share-based employee compensation expense:
Restricted/performance shares	6	5	5
Common Shares repurchased and retired	(19)	—	—
Balance, end of year	$2,936	$2,895	$2,851

PAID IN CAPITAL

Balance, beginning of year	$5,253,188	$5,112,311	$4,956,712
Common Share Issuance:
Conversion of Preferred Shares into Common Shares	2,521	7,117	34,681
Conversion of Preference Interests into Common Shares	22,993	—	—
Conversion of OP Units into Common Shares	27,865	24,185	36,903
Exercise of share options	69,699	54,836	79,009
Employee Share Purchase Plan (ESPP)	7,970	8,282	6,850
Share-based employee compensation expense:
Performance shares	1,795	7,697	224
Restricted shares	14,938	20,032	8,789
Share options	5,198	6,562	2,982
ESPP discount	1,578	1,591	1,290
Common Shares repurchased and retired	(83,211)	—
Offering costs	(125)	(26)	(24)
Premium on redemption of Preferred Shares – original issuance costs	3,938	4,316	—
Premium on redemption of Preference Interests – original issuance costs	674	3,812	1,117
Supplemental Executive Retirement Plan (SERP)	(9,947)	(4,177)	(8,705)
Adjustment for Minority Interests ownership in Operating Partnership	30,120	6,650	(7,517)
Balance, end of year	$5,349,194	$5,253,188	$5,112,311

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2006	2005	2004

DEFERRED COMPENSATION

Balance, beginning of year	$—	$(18)	$(3,554)
Amortization to compensation expense:
Performance shares	—	—	88
Restricted shares	—	18	3,448
Balance, end of year	$—	$—	$(18)

RETAINED EARNINGS (DEFICIT)

Balance, beginning of year	$(350,367)	$(657,462)	$(588,005)
Net income	1,072,844	861,793	472,329
Common Share distributions	(521,871)	(500,697)	(488,040)
Preferred Share distributions	(37,113)	(49,642)	(53,746)
Premium on redemption of Preferred Shares – cash charge	(27)	(43)	—
Premium on redemption of Preferred Shares – original issuance costs	(3,938)	(4,316)	—
Balance, end of year	$159,528	$(350,367)	$(657,462)

ACCUMULATED OTHER COMPREHENSIVE LOSS

Balance, beginning of year	$(14,472)	$(21,370)	$(23,401)
Accumulated other comprehensive income (loss) – derivative and other instruments:
Unrealized holding (losses) gains arising during the year	(1,785)	4,357	(3,707)
Equity in unrealized holding gains arising during the year – unconsolidated entities	—	—	3,667
Losses reclassified into earnings from other comprehensive income	2,247	2,541	2,071
Balance, end of year	$(14,010)	$(14,472)	$(21,370)

EQUITY RESIDENTIAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Business

Equity Residential (“EQR”), a Maryland real estate investment trust (“REIT”) formed in March 1993, is an S&P 500 company focused on the acquisition, development and management of high quality apartment properties in top United States growth markets. EQR has elected to be taxed as a REIT.

EQR is the general partner of, and as of December 31, 2006 owned an approximate 93.6% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”). The Company is structured as an umbrella partnership REIT (“UPREIT”), under which all property ownership and business operations are conducted through the Operating Partnership and its subsidiaries. References to the “Company” include EQR, the Operating Partnership and those entities owned or controlled by the Operating Partnership and/or EQR.

As of December 31, 2006, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 617 properties in 25 states and the District of Columbia consisting of 165,716 units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Units
Wholly Owned Properties	546	146,442
Partially Owned Properties:
Consolidated	25	4,873
Unconsolidated	45	10,846
Military Housing (Fee Managed)	1	3,555
	617	165,716

The “Wholly Owned Properties” are accounted for under the consolidation method of accounting. The Company beneficially owns 100% fee simple title to 545 of the 546 Wholly Owned Properties. The Company owns the building and improvements and leases the land underlying the improvements under a long-term ground lease that expires in 2026 for one property. This one property is consolidated and reflected as a real estate asset while the ground lease is accounted for as an operating lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases.

The “Partially Owned Properties - Consolidated” are controlled by the Company but have partners with minority interests and are accounted for under the consolidation method of accounting. The “Partially Owned Properties - Unconsolidated” are partially owned but not controlled by the Company and consist of investments in partnership interests and/or subordinated mortgages that are accounted for under the equity method of accounting. The “Military Housing (Fee Managed)” property consists of an investment in a limited liability company that, as a result of the terms of the operating agreement, is accounted for as a management contract right with all fees recognized as fee and asset management revenue.

2.             Summary of Significant Accounting Policies

Basis of Presentation

Due to the Company’s ability as general partner to control either through ownership or by contract the Operating Partnership and its subsidiaries, other than entities that own controlling interests in the

Partially Owned Properties - Unconsolidated and certain other entities in which the Company has investments, the Operating Partnership and each such subsidiary has been consolidated with the Company for financial reporting purposes. Effective March 31, 2004, the consolidated financial statements also include all variable interest entities for which the Company is the primary beneficiary.

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

•                  Furniture, Fixtures and Equipment – Ranges between $8,000 and $13,000 per apartment unit acquired as an estimate of the fair value of the appliances & fixtures inside a unit. The per-unit amount applied depends on the type of apartment building acquired. Depreciation is calculated on the straight-line method over an estimated useful life of five years.

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

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain the Company’s lines of credit and long-term financings. These costs are amortized over the terms of the related debt. Unamortized financing costs are written-off when debt is retired before the maturity date. The accumulated amortization of such deferred financing costs was $24.5 million and $18.3 million at December 31, 2006 and 2005, respectively.

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

The fair value of the Company’s mortgage notes payable and unsecured notes were approximately $3.2 billion and $4.5 billion, respectively, at December 31, 2006. The fair values of the Company’s financial instruments, other than mortgage notes payable, unsecured notes and derivative instruments, including cash and cash equivalents, lines of credit and other financial instruments, approximate their carrying or contract values. See Note 11 for further discussion of derivative instruments.

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

Share-Based Compensation

The Company adopted SFAS No. 123(R), Share-Based Payment, as required effective January 1, 2006. SFAS No. 123(R) requires all companies to expense share-based compensation (such as share options), as well as making other revisions to SFAS No. 123. As the Company began expensing all share-based compensation effective January 1, 2003, the adoption of SFAS No. 123(R) did not have a material effect on its consolidated statements of operations or financial position.

The cost related to share-based employee compensation included in the determination of net income for the years ended December 31, 2006 and 2005 is equal to that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The cost related to share-based employee compensation included in the determination of net income for the year ended December 31, 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the year ended December 31, 2004 (amounts in thousands except per share amounts):

Year Ended December 31, 2004
Net income available to Common Shares – as reported	$418,583
Add: Share-based employee compensation expense included in reported net income:
Performance shares	312
Restricted shares	12,242
Share options	2,982
ESPP discount	1,290
Deduct: Share-based employee compensation expense determined under fair value based method for all awards:
Performance shares	(312)
Restricted shares	(12,242)
Share options	(5,385)
ESPP discount	(1,290)
Net income available to Common Shares – pro forma	$416,180
Earnings per share:
Basic – as reported	$1.50
Basic – pro forma	$1.49

Diluted – as reported	$1.48
Diluted – pro forma	$1.47

The fair value of the option grants as computed under SFAS No. 123 would be recognized over the vesting period of the options. The fair value for the Company’s share options was estimated at the time the share options were granted using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2006	2005	2004
Expected volatility	19.1%	18.2%	20.0%
Expected life	6 years	6 years	5 years
Expected dividend yield	6.04%	6.37%	6.52%
Risk-free interest rate	4.52%	3.81%	3.03%
Option valuation per share	$4.22	$2.64	$2.26

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

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations of its operating properties, no provision for federal income taxes has been made at the EQR level. Historically, the Company has generally only incurred certain state and local income, excise and franchise taxes. The Company has elected Taxable REIT Subsidiary (“TRS”) status for certain of its corporate subsidiaries, primarily those entities engaged in condominium conversion and sale activities and as a result, these entities incurred federal and state income taxes.

The Company provided for current income, franchise and excise taxes allocated as follows in the consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 (amounts in thousands):

	Year Ended December 31,
	2006	2005	2004

General and administrative (1)	$4,263	$3,949	$2,432
Discontinued operations, net of minority interests (2)	3,630	9,604	917

Provision for income, franchise and excise taxes	$7,893	$13,553	$3,349

(1)          Primarily includes state and local income, excise and franchise taxes. In 2006, also includes $2.9 million of federal income taxes related to a forfeited deposit on a terminated sale transaction and included in income from continuing operations. In 2005, also includes $2.0 million of federal income taxes related to the sale of land parcels owned by a TRS and included in income from continuing operations.

(2)          Primarily represents federal income taxes incurred on the gains on sales of condominium units owned by a TRS and included in discontinued operations. Also represents state and local income, excise and franchise taxes on operating properties sold and included in discontinued operations.

The Company utilized approximately $43.9 million of net operating losses (“NOL”) during the year ended December 31, 2005 and had no NOL carryforwards available as of January 1, 2007 or 2006.

During the years ended December 31, 2006, 2005 and 2004, the Company’s tax treatment of dividends and distributions were as follows:

	Year Ended December 31,
	2006	2005	2004
Tax treatment of dividends and distributions:
Ordinary dividends	$1.276	$0.902	$1.104
Qualified dividends	0.090	0.070	0.003
Long-term capital gain	0.330	0.669	0.432
Unrecaptured section 1250 gain	0.094	0.099	0.151
Nontaxable distributions	—	—	0.040
Dividends and distributions declared per Common Share outstanding	$1.790	$1.740	$1.730

The aggregate cost of land and depreciable property for federal income tax purposes as of December 31, 2006 and 2005 was approximately $10.2 billion and $9.4 billion, respectively.

Minority Interests

Operating Partnership:  Net income is allocated to minority interests based on their respective ownership percentage of the Operating Partnership. The ownership percentage is calculated by dividing the number of units of limited partnership interest (“OP Units”) held by the minority interests by the total OP Units held by the minority interests and EQR. Issuance of additional common shares of beneficial interest, $0.01 par value per share (the “Common Shares”), and OP Units changes the ownership interests of both the minority interests and EQR. Such transactions and the related proceeds are treated as capital transactions.

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

Other

The Company adopted FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, as required, effective March 31, 2004. The adoption required the consolidation of all previously unconsolidated development projects. FIN No. 46 requires the Company to consolidate the assets, liabilities and results of operations of the activities of a variable interest entity, which for the Company includes only its development partnerships, if the Company is entitled to receive a majority of the entity’s residual returns and/or is subject to a majority of the risk of loss from such entity’s activities. Due to the March 31, 2004 effective date, the Company has only consolidated the results of operations beginning April 1, 2004. The adoption of FIN No. 46 did not have any effect on net income as the aggregate results of operations of these development properties were previously included in (loss) income from investments in unconsolidated entities.

The Company adopted the disclosure provisions of SFAS No. 150 and FSP No. FAS 150-3, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective December 31, 2003. SFAS No. 150 and FSP No. FAS 150-3 require the Company to make certain disclosures regarding noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS No. 150 (e.g., minority interests in consolidated limited-life subsidiaries). The Company is presently the controlling partner in various consolidated partnerships consisting of 25 properties and 4,873 units and various uncompleted development properties having a minority interest book value of $26.8 million at December 31, 2006. Some of these partnerships contain provisions that require the partnerships to be liquidated through the sale of its assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute proceeds of liquidation to the Minority Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of its assets warrant a distribution based on the partnership agreements. As of December 31, 2006, the Company estimates the value of Minority Interest distributions would have been approximately $106.7 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on December 31, 2006 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Minority Interests in the Company’s Partially Owned Properties is subject to change. To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Minority Interests in Partially Owned Properties.

The Company adopted EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (Issue “04-5”), effective January 1, 2006. Issue 04-5 provides guidance in determining whether a general partner controls a limited partnership. The Company consolidated its Lexford syndicated portfolio consisting of 20 separate partnerships (10 properties) containing 1,272 units, all of which were sold October 5, 2006. The adoption did not have a material effect on the results of operations or financial position. See Note 4 for further discussion of the adoption of EITF Issue No. 04-5.

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

In July 2006, the FASB ratified the consensus in FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 creates a single model to address uncertainty in income tax positions and prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and, clearly scopes income taxes out of SFAS No. 5, Accounting for Contingencies. The Company will adopt FIN No. 48 as required effective January 1, 2007. While still under review, based on analyses completed and knowledge of the Company’s tax positions to date, adoption of FIN No. 48 is not expected to have a material effect on the consolidated results of operations or financial position.

3.                                      Shareholders’ Equity and Minority Interests

The following tables present the changes in the Company’s issued and outstanding Common Shares and OP Units for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Common Shares outstanding at January 1,	289,536,344	285,076,915	277,643,885

Common Shares Issued:
Conversion of Series E Preferred Shares	104,904	314,485	1,536,501
Conversion of Series H Preferred Shares	9,554	3,182	10,268
Conversion of Series H and I Preference Interests	679,686	—	—
Conversion of OP Units	1,653,988	1,085,446	1,744,463
Exercise of options	2,647,776	2,248,744	3,350,759
Employee Share Purchase Plan	213,427	286,751	275,616
Dividend Reinvestment – DRIP Plan	169	—	—
Restricted share grants, net	603,697	520,821	515,622

Common Shares Other:
Repurchased and retired	(1,897,912)	—	—
Other	—	—	(199)
Common Shares outstanding at December 31,	293,551,633	289,536,344	285,076,915

	2006	2005	2004

OP Units outstanding at January 1,	20,424,245	20,552,940	21,907,732

OP Units Issued:
Acquisitions/consolidations	1,144,326	956,751	306,694
Conversion of Series A Junior Preference Units	—	—	82,977
Conversion of OP Units to Common Shares	(1,653,988)	(1,085,446)	(1,744,463)
OP Units Outstanding at December 31,	19,914,583	20,424,245	20,552,940
Total Common Shares and OP Units Outstanding at December 31,	313,466,216	309,960,589	305,629,855
OP Units Ownership Interest in Operating Partnership	6.4%	6.6%	6.7%

OP Units Issued:
Acquisitions/consolidations – per unit	$43.34	$35.18	$29.63
Acquisitions/consolidations – valuation	$49.6 million	$33.7 million	$9.1 million
Conversion of Series A Junior Preference Units – per unit	—	—	$24.50
Conversion of Series A Junior Preference Units – valuation	—	—	$2.0 million

In February 1998, the Company filed and the SEC declared effective a Form S-3 Registration Statement to register $1.0 billion of equity securities. In addition, the Company carried over $272.4 million related to a prior registration statement. As of February 7, 2007, $956.5 million in equity securities remained available for issuance under this registration statement.

During the year ended December 31, 2006, the Company repurchased 1,897,912 of its Common Shares on the open market at an average price of $43.85 per share. The Company paid approximately $83.2 million for these shares, which were retired subsequent to the repurchase.

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

The following table presents the Company’s issued and outstanding Preferred Shares as of December 31, 2006 and 2005:

			Annual Dividend		Amounts in thousands
	Redemption Date (1) (2)	Conversion Rate (2)	per Share (3)		December 31, 2006	December 31, 2005
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:

9 1/8% Series C Cumulative Redeemable Preferred; liquidation value $250 per share; 0 and 460,000 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	9/9/06	N/A		(5)	$—	$115,000

8.60% Series D Cumulative Redeemable Preferred; liquidation value $250 per share; 700,000 shares issued and outstanding at December 31, 2006 and December 31, 2005 (4)	7/15/07	N/A	$21.50		175,000	175,000

7.00% Series E Cumulative Convertible Preferred; liquidation value $25 per share; 434,816 and 529,096 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	11/1/98	1.1128	$1.75		10,871	13,228

7.00% Series H Cumulative Convertible Preferred; liquidation value $25 per share; 28,134 and 34,734 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	6/30/98	1.4480	$1.75		703	868

8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at December 31, 2006 and December 31, 2005	12/10/26	N/A	$4.145		50,000	50,000

6.48% Series N Cumulative Redeemable Preferred; liquidation value $250 per share; 600,000 shares issued and outstanding at December 31, 2006 and December 31, 2005 (4)	6/19/08	N/A	$16.20		150,000	150,000

					$386,574	$504,096

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

(3)          Dividends on all series of Preferred Shares are payable quarterly at various pay dates. Dividend rates listed for Series D and N are Preferred Share rates and the equivalent Depositary Share annual dividends are $2.15 and $1.62 per share, respectively.

(4)          Series D and N Preferred Shares each have a corresponding depositary share that consists of ten times the number of shares and one-tenth the liquidation value and dividend per share.

(5)          On August 9, 2006, the Company issued an irrevocable notice to redeem for cash on September 11, 2006 all 460,000 shares of its 9 1/8% Series C Preferred Shares. The Company recorded approximately $4.0 million as a premium on redemption of Preferred Shares in the accompanying consolidated statements of operations.

During the year ended December 31, 2005, the Company redeemed for cash all 500,000 shares of its Series B Preferred Shares with a liquidation value of $125.0 million. Additionally, the Company recorded the write-off of approximately $4.3 million in original issuance costs as a premium on redemption of Preferred Shares in the accompanying consolidated statements of operations.

The following table presents the issued and outstanding Preference Interests as of December 31, 2006 and December 31, 2005:

			Annual Dividend		Amounts in thousands
	Redemption Date (1)(2)	Conversion Rate (2)	per Unit (3)		December 31, 2006	December 31, 2005
Preference Interests:

7.875% Series G Cumulative Redeemable Preference Units; liquidation value $50 per unit; 0 and 510,000 units issued and outstanding at December 31, 2006 and December 31, 2005, respectively	03/21/06	N/A		(4)	$—	$25,500

7.625% Series H Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 0 and 190,000 units issued and outstanding at December 31, 2006 and December 31, 2005, respectively	03/23/06	1.5108		(5)	—	9,500

7.625% Series I Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 0 and 270,000 units issued and outstanding at December 31, 2006 and December 31, 2005, respectively	06/22/06	1.4542		(6)	—	13,500

7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 230,000 units issued and outstanding at December 31, 2006 and December 31, 2005	12/14/06	1.4108	$3.8125		11,500	11,500
					$11,500	$60,000

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

(4)          On February 15, 2006, the Company issued an irrevocable notice to redeem for cash on March 21, 2006 all 510,000 units of its 7.875% Series G Preference Interests with a liquidation value of $25.5 million. The company recorded approximately $0.7 million as a premium on redemption of Preference Interests (Minority Interests) in the accompanying consolidated statements of operations.

(5)          On February 15, 2006, the Company issued an irrevocable notice to redeem for cash on March 23, 2006 all 190,000 units of its 7.625% Series H Preference Interests with a liquidation value of $9.5 million. This notice triggered the holder’s Accelerated Conversion Right, which they exercised. As a result, effective March 23, 2006, the 190,000 units were converted to 287,052 Common Shares.

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

During the year ended December 31, 2004, the Company redeemed for cash all 800,000 units of it 8.00% Series A Preference Interests with a liquidation value of $40.0 million. The Company recorded approximately $1.1 million as premiums on redemption of Preference Interests (Minority Interests) in the accompanying consolidated statements of operations.

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of December 31, 2006 and December 31, 2005:

			Annual Dividend	Amounts in thousands
	Redemption Date (2)	Conversion Rate (2)	per Unit (1)	December 31, 2006	December 31, 2005
Junior Preference Units:

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at December 31, 2006 and December 31, 2005	07/29/09	1.020408	$2.00	$184	$184

				$184	$184

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

4.                                      Real Estate

The following table summarizes the carrying amounts for investment in real estate (at cost) as of December 31, 2006 and 2005 (Amounts in thousands):

	2006	2005
Land	$3,217,672	$2,848,601
Depreciable property:
Buildings and improvements	12,563,807	12,583,020
Furniture, fixtures and equipment	812,552	753,616
Projects under development:
Land	125,496	90,261
Construction-in-progress	261,421	150,719
Land held for development:
Land	214,704	148,234
Construction-in-progress	39,523	15,919
Investment in real estate	17,235,175	16,590,370
Accumulated depreciation	(3,022,480)	(2,888,140)
Investment in real estate, net	$14,212,695	$13,702,230

During the year ended December 31, 2006, the Company acquired the entire equity interest in 35 properties containing 8,768 units and nine land parcels from unaffiliated parties for a total purchase price of $1.9 billion. The Company also acquired the majority of its partners’ interest in eighteen partially owned properties containing 1,643 units for $56.6 million, partially funded through the issuance of 417,039 OP Units valued at $18.6 million.

The Company adopted EITF Issue No. 04-5, as required for existing limited partnership arrangements, effective January 1, 2006. The adoption required the consolidation of the Lexford syndicated portfolio consisting of 20 separate partnerships (10 properties) containing 1,272 units, all of which were sold October 5, 2006. The Company recorded $24.6 million in investment in real estate and also:

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

During the year ended December 31, 2005, the Company also acquired a majority interest in the remaining equity interests it did not previously own in sixteen Partially Owned Properties, all of which remain partially owned. The acquisitions were funded using $24.2 million in cash and through the issuance of 614,717 OP Units valued at $20.8 million, with $43.0 million recorded as additional building basis and $2.0 million recorded as a reduction of Minority Interests – Partially Owned Properties. The Company also acquired the majority of the remaining third party equity interests it did not previously own in three properties, consisting of 211 units. The properties were previously accounted for under the equity method of accounting and subsequent to each purchase were consolidated. The Company recorded $5.6 million in investment in real estate and also:

•      Assumed $2.8 million in mortgage debt;

•      Reduced investments in unconsolidated entities by $1.2 million;

•      Assumed $1.5 million of other liabilities net of other assets acquired; and

•      Paid cash of $0.1 million (net of cash acquired).

During the year ended December 31, 2006, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Units	Sales Price
Rental Properties	335	39,608	$2,255,442
Condominium Units	5	1,069	215,972
Land Parcels (two)	—	—	1,569
	340	40,677	$2,472,983

The Company recognized a net gain on sales of discontinued operations of approximately $1.0 billion (amount is net of $3.2 million of income taxes incurred on condominium sales – see additional discussion in Note 2), a net gain on sales of land parcels of approximately $2.8 million and a net gain on sales of unconsolidated entities of $0.4 million on the above sales.

On June 28, 2006, the Company announced that it agreed to sell its Lexford Housing Division for a cash purchase price of $1.086 billion. The sale closed on October 5, 2006. The Lexford Housing Division results are classified as discontinued operations, net of minority interests, in the consolidated statements of operations for all periods presented. The Company recorded a gain on sale of approximately $418.7 million on the sale of the Lexford Housing Division in the fourth quarter of 2006. In conjunction with the Lexford disposition, the Company paid off/extinguished $196.3 million of mortgage notes payable secured by the properties and incurred approximately $9.2 million in prepayment penalties upon extinguishment. The Company also recorded approximately $4.5 million in one-time accrued retention benefits during the third quarter of 2006 related to the Lexford disposition. These costs are included in discontinued operations, net of minority interests, in the consolidated statements of operations. See Note 13 for additional information.

During the year ended December 31, 2005, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Units	Sales Price
Rental Properties	50	12,848	$1,351,636
Condominium Units	6	2,241	593,305
Land Parcels (five)	—	—	108,280
	56	15,089	$2,053,221

The Company recognized a net gain on sales of discontinued operations of approximately $697.7 million (amount is net of $8.8 million of income taxes incurred on condominium sales – see additional discussion in Note 2), a net gain on sales of land parcels of approximately $30.2 million and a net gain on the sales of unconsolidated entities of $1.3 million on the above sales.

5.                                      Commitments to Acquire/Dispose of Real Estate

As of February 7, 2007, in addition to the properties that were subsequently acquired as discussed in Note 21, the Company had entered into separate agreements to acquire the following (purchase price in thousands):

	Properties/ Parcels	Units	Purchase Price
Operating Properties	5	1,564	$410,850
Land Parcels	4	—	88,552
Total	9	1,564	$499,402

As of February 7, 2007, in addition to the property that was subsequently disposed of as discussed in Note 21, the Company had entered into separate agreements to dispose of the following (sales price in thousands):

	Properties/ Parcels	Units	Sales Price
Operating Properties	13	4,365	$319,130
Land Parcels	1	—	4,000
Total	14	4,365	$323,130

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.                                      Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following table summarizes the Company’s investments in partially owned entities as of December 31, 2006 (amounts in thousands except for project and unit amounts):

	Consolidated				Unconsolidated
	Development Projects
	Held for and/or Under Development	Completed and Stabilized	Other	Total	Institutional Joint Ventures

Total projects (1)	—	4	21	25	45

Total units (1)	—	977	3,896	4,873	10,846

Debt – Secured (2):
EQR Ownership (3)	$159,154	$61,000	$287,022	$507,176	$121,200
Minority Ownership	—	—	13,321	13,321	363,600
Total (at 100%)	$159,154	$61,000	$300,343	$520,497	$484,800

(1) Project and unit counts exclude all uncompleted development projects until those projects are completed.

(2) All debt is non-recourse to the Company with the exception of $28.3 million in mortgage bonds on one development project.

(3) Represents the Company’s economic ownership interest.

7.                                      Deposits - Restricted

The following table presents the restricted deposits as of December 31, 2006 and 2005 (amounts in thousands):

	December 31, 2006	December 31, 2005

Tax–deferred (1031) exchange proceeds	$299,392	$853
Earnest money on pending acquisitions	13,170	15,120
Resident security, utility and other	79,263	61,120

Totals	$391,825	$77,093

8.                                      Mortgage Notes Payable

As of December 31, 2006, the Company had outstanding mortgage debt of approximately $3.2 billion.

!

During the year ended December 31, 2006, the Company:

•                  Repaid $493.0 million of mortgage loans;

•                  Assumed/consolidated $149.5 million of mortgage debt on certain properties in connection with their acquisition and/or consolidation;

•                  Obtained $267.0 million of new mortgage loans on certain properties; and

•                  Was released from $117.9 million of mortgage debt assumed by the purchaser on disposed properties.

As of December 31, 2006, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through September 1, 2045. At December 31, 2006, the interest rate range on the Company’s mortgage debt was 3.32% to 12.465%. During the year ended December 31, 2006, the weighted average interest rate on the Company’s mortgage debt was 5.82%.

The historical cost, net of accumulated depreciation, of encumbered properties was $4.7 billion and $4.8 billion at December 31, 2006 and 2005, respectively.

Aggregate payments of principal on mortgage notes payable for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Total
2007	$307,941
2008	420,583
2009	540,679
2010	279,688
2011	529,601
Thereafter	1,099,731
Total	$3,178,223

As of December 31, 2005, the Company had outstanding mortgage indebtedness of approximately $3.4 billion.

During the year ended December 31, 2005, the Company:

•                  Repaid $470.4 million of mortgage loans;

•                  Assumed/consolidated $446.3 million of mortgage debt on certain properties in connection with their acquisition and/or consolidation;

•                  Obtained $280.1 million of new mortgage loans on certain properties; and

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

9.                                      Notes

The following tables summarize the Company’s unsecured note balances and certain interest rate and maturity date information as of and for the years ended December 31, 2006 and 2005, respectively:

December 31, 2006 (Amounts are in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges

Fixed Rate Public/Private Notes (1)	$4,158,043	3.85% - 7.625%	5.90%	2007 - 2026
Floating Rate Public Notes (1)	150,000	(1)	6.13%	2009
Fixed Rate Tax-Exempt Bonds	111,390	4.75% - 5.20%	5.06%	2028 - 2029

Totals	$4,419,433

(1)          $150.0 million in fair value interest rate swaps converts 50% of the $300.0 million 4.750% notes due June 15, 2009 to a floating interest rate.

December 31, 2005 (Amounts are in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges

Fixed Rate Public/Private Notes	$3,331,394	4.75% - 7.625%	6.13%	2006 - 2026
Fixed Rate Tax-Exempt Bonds	111,390	4.75% - 5.20%	5.06%	2028 - 2029

Totals	$3,442,784

The Company’s unsecured public debt contains certain financial and operating covenants including, among other things, maintenance of certain financial ratios. The Company was in compliance with its unsecured public debt covenants for both the years ended December 31, 2006 and 2005.

As of February 7, 2007, an unlimited amount of debt securities remains available for issuance by the Operating Partnership under a registration statement that became automatically effective upon filing with the SEC in June 2006 (under SEC regulations enacted in 2005, the registration statement automatically expires on June 29, 2009 and does not contain a maximum issuance amount).

During the year ended December 31, 2006, the Company:

•                  Issued $400.0 million of ten and one-half year 5.375% fixed-rate public notes, receiving net proceeds of $395.5 million;

•                  Issued $650.0 million of twenty year 3.85% fixed rate public notes that are exchangeable into EQR Common Shares, receiving net proceeds of $637.0 million (see further discussion below);

•                  Repaid $60.0 million of fixed-rate public notes at maturity; and

•                  Repaid $4.3 million of other unsecured notes.

On August 23, 2006, the Operating Partnership issued $650.0 million of exchangeable senior notes that mature on August 15, 2026. The notes bear interest at a fixed rate of 3.85%. The notes are exchangeable into EQR Common Shares, at the option of the holders, under specific circumstances or on or after August 15, 2025, at an initial exchange rate of 16.3934 shares per $1,000 principal amount of notes (equivalent to an initial exchange price of $61.00 per share). The initial exchange rate is subject to adjustment in certain circumstances, including upon an increase in the Company’s dividend rate. Upon an exchange of the notes, the Operating Partnership will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at the Operating Partnership’s option, in cash, EQR Common Shares or a combination of both.

On or after August 18, 2011, the Operating Partnership may redeem the notes at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest thereon. Upon notice of redemption by the Operating Partnership, the holders may elect to exercise their exchange rights In addition, on August 18, 2011,

August 15, 2016 and August 15, 2021 or following the occurrence of certain change in control transactions prior to August 18, 2011, note holders may require the Operating Partnership to repurchase the notes for an amount equal to the principal amount of the notes plus any accrued and unpaid interest thereon.

Note holders may also require an exchange of the notes should the closing sale price of Common Shares exceed 130% of the exchange price for a certain period of time or should the trading price on the notes be less than 98% of the product of the closing sales price of Common Shares multiplied by the applicable exchange rate for a certain period of time.

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

•                  Repaid $190.0 million of fixed rate public notes at maturity; and

•                  Repaid $4.3 million of other unsecured notes.

Aggregate payments of principal on unsecured notes payable for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Total
2007	$153,522
2008	129,251
2009	294,838
2010 (1)	(365)
2011 (2)	942,994
Thereafter	2,899,193
Total	$4,419,433

(1)          Principal payments on unsecured notes includes amortization of any discounts or premiums related to the notes. Premiums and discounts are amortized over the life of the unsecured notes.

(2)          Includes the $650.0 million of 3.85% convertible unsecured debt with a final maturity of 2026.

10.                               Lines of Credit

The Operating Partnership has an unsecured revolving credit facility with potential borrowings of up to $1.0 billion maturing on May 29, 2008, with the ability to increase available borrowings by an additional $500.0 million under certain circumstances. Advances under the credit facility bear interest at variable rates based upon LIBOR at various interest periods plus a spread dependent upon the Operating Partnership’s credit rating or based on bids received from the lending group. EQR has guaranteed the Operating Partnership’s credit facility up to the maximum amount and for its full term.

On August 30, 2005, the Operating Partnership entered into a one-year $600.0 million revolving credit facility maturing on August 29, 2006. This credit facility was repaid in full and terminated on January 20, 2006.

On July 6, 2006, the Operating Partnership entered into a one-year $500.0 million revolving credit facility maturing on July 6, 2007. This facility was repaid in full and terminated on October 13, 2006. Advances under this facility bore interest at variable rates based on LIBOR at various interest periods plus a spread dependent upon the Operating Partnership’s credit rating. EQR guaranteed this credit facility up to the maximum amount and for its full term.

As of December 31, 2006 and 2005, $460.0 million and $769.0 million, respectively, was outstanding and $69.3 million and $50.2 million, respectively, was restricted (dedicated to support letters of credit and not available for borrowing) on the credit facilities. During the years ended December 31, 2006 and 2005, the weighted average interest rates were 5.40% and 3.80%, respectively.

11.                               Derivative Instruments

The following table summarizes the consolidated derivative instruments at December 31, 2006 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)	Development Cash Flow Hedges (3)
Current Notional Balance	$370,000	$100,000	$40,775
Lowest Possible Notional	$370,000	$100,000	$13,925
Highest Possible Notional	$370,000	$100,000	$46,296
Lowest Interest Rate	3.245%	5.596%	4.530%
Highest Interest Rate	3.787%	5.596%	4.530%
Earliest Maturity Date	2009	2017	2007
Latest Maturity Date	2009	2017	2007
Estimated Asset (Liability) Fair Value	$(13,130)	$(3,122)	$57

(1) Fair Value Hedges – Converts outstanding fixed rate debt to a floating interest rate.

(2) Forward Starting Swaps – Designed to partially fix the interest rate in advance of a planned future debt issuance.

(3) Development Cash Flow Hedges – Converts outstanding floating rate debt to a fixed interest rate.

On December 31, 2006, the net derivative instruments were reported at their fair value as other assets of approximately $0.1 million and as other liabilities of approximately $16.3 million. As of December 31, 2006, there were approximately $14.6 million in deferred losses, net, included in accumulated other comprehensive loss. Based on the estimated fair values of the net derivative instruments at December 31, 2006, the Company may recognize an estimated $2.4 million of accumulated other comprehensive loss as additional interest expense during the year ending December 31, 2007.

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

12.          Earnings Per Share

The following tables set forth the computation of net income per share – basic and net income per share – diluted (amounts in thousands except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Numerator for net income per share – basic:
Income from continuing operations, net of minority interests	$100,532	$147,323	$88,778
Preferred distributions	(37,113)	(49,642)	(53,746)
Premium on redemption of Preferred Shares	(3,965)	(4,359)	—

Income from continuing operations available to Common Shares, net of minority interests	59,454	93,322	35,032
Discontinued operations, net of minority interests	972,312	714,470	383,551

Numerator for net income per share – basic	$1,031,766	$807,792	$418,583

	Year Ended December 31,
	2006	2005	2004
Numerator for net income per share – diluted:
Income from continuing operations, net of minority interests	$100,532	$147,323	$88,778
Preferred distributions	(37,113)	(49,642)	(53,746)
Premium on redemption of Preferred Shares	(3,965)	(4,359)	—
Effect of dilutive securities:
Allocation to Minority Interests – Operating Partnership, net	4,201	6,796	2,624

Income from continuing operations available to Common Shares	63,655	100,118	37,656
Discontinued operations	1,040,685	766,188	412,155

Numerator for net income per share – diluted	$1,104,340	$866,306	$449,811

Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	290,019	285,760	279,744
Effect of dilutive securities:
OP Units	20,433	20,819	20,939
Share options/restricted shares	5,127	4,206	3,188

Denominator for net income per share – diluted	315,579	310,785	303,871

Net income per share – basic	$3.56	$2.83	$1.50

Net income per share – diluted	$3.50	$2.79	$1.48

Net income per share – basic:
Income from continuing operations available to Common Shares, net of minority interests	$0.205	$0.327	$0.125
Discontinued operations, net of minority interests	3.353	2.500	1.371

Net income per share – basic	$3.558	$2.827	$1.496

Net income per share – diluted:
Income from continuing operations available to Common Shares	$0.202	$0.322	$0.124
Discontinued operations	3.298	2.466	1.356

Net income per share – diluted	$3.500	$2.788	$1.480

Convertible preferred shares/units that could be converted into 1,163,908, 1,772,048 and 3,215,472 weighted average Common Shares for the years ended December 31, 2006, 2005 and 2004, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. In addition, the effect of the Common Shares that could ultimately be issued upon the conversion/exchange of the Operating Partnership’s $650.0 million exchangeable senior notes were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

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

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during each of the years ended December 31, 2006, 2005, and 2004 (amounts in thousands).

	Year Ended December 31,
	2006	2005	2004
REVENUES
Rental income	$173,907	$365,492	$458,431
Fee and asset management	—	908	1,053
Total revenues	173,907	366,400	459,484

EXPENSES (1)
Property and maintenance	65,871	120,104	148,452
Real estate taxes and insurance	20,028	46,069	53,852
Property management	8,695	10,409	9,706
Depreciation	29,898	89,364	115,910
General and administrative	579	1,142	974
Impairment	351	—	—
Total expenses	125,422	267,088	328,894

Discontinued operating income	48,485	99,312	130,590

Interest and other income	1,507	1,411	376
Interest (2):
Expense incurred, net	(24,918)	(31,527)	(35,792)
Amortization of deferred financing costs	(832)	(663)	(1,462)

Discontinued operations	24,242	68,533	93,712
Minority Interests – Operating Partnership	(1,593)	(4,626)	(6,504)
Discontinued operations, net of minority interests	22,649	63,907	87,208
Net gain on sales of discontinued operations	1,016,443	697,655	318,443
Minority Interests – Operating Partnership	(66,780)	(47,092)	(22,100)
Gain on sales of discontinued operations, net of minority interests	949,663	650,563	296,343
Discontinued operations, net of minority interests	$972,312	$714,470	$383,551

Note:  Discontinued operations includes the Lexford Housing Division.

(1)       Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Company’s period of ownership.

(2)       Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.

For the properties sold during 2006 (excluding condominium conversion properties), the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2005 were $1.3 billion and $348.4 million, respectively.

The net real estate basis of the Company’s condominium conversion properties owned by the TRS and included in discontinued operations (excludes the Company’s five halted conversions as they are now held for use), which were included in investment in real estate, net in the consolidated balance sheets, was $95.4 million and $121.3 million at December 31, 2006 and 2005, respectively.

14.                               Share Incentive Plans

On May 15, 2002, the shareholders of EQR approved the Company’s 2002 Share Incentive Plan. The maximum aggregate number of awards that may be granted under this plan may not exceed 7.5% of the Company’s outstanding Common Shares calculated on a “fully diluted” basis and determined annually on the first day of each calendar year. As of January 1, 2007, this amount equaled 23,574,211, of which 13,521,150 is available for future issuance. No awards may be granted under the 2002 Share Incentive Plan after February 20, 2012.

Pursuant to the 2002 Share Incentive Plan and the Fifth Amended and Restated 1993 Share Option and Share Award Plan (collectively the “Share Incentive Plans”), officers, trustees and key employees of the Company may be granted share options to acquire Common Shares (“Options”) including non-qualified share options (“NQSOs”), incentive share options (“ISOs”) and share appreciation rights (“SARs”), or may be granted restricted or non-restricted shares, subject to conditions and restrictions as described in the Share Incentive Plans. Finally, certain executive officers of the Company participate in the Company’s performance based restricted share plan. Options, SARs, restricted shares and performance shares are sometimes collectively referred to herein as “Awards”.

The Options are generally granted at the fair market value of the Company’s Common Shares at the date of grant, vest in three equal installments over a three year period, are exercisable upon vesting and expire ten years from the date of grant. The exercise price for all Options under the Share Incentive Plans is equal to the fair market value of the underlying Common Shares at the time the Option is granted. The Fifth Amended and Restated 1993 Share Option and Share Award Plan will terminate at such time as all outstanding Awards have expired or have been exercised/vested. The Board of Trustees may at any time amend or terminate the Share Incentive Plans, but termination will not affect Awards previously granted. Any Options which had vested prior to such a termination would remain exercisable by the holder.

As to the restricted shares that have been awarded through December 31, 2006, these shares generally vest three years from the award date. During the three-year period of restriction, the Company’s unvested restricted shareholders receive quarterly dividend payments on their shares at the same rate and on the same date as any other Common Share holder. In addition, the Company’s unvested restricted shareholders have the same voting rights as any other Common Share holder. As a result, dividends paid on unvested restricted shares are included as a component of retained earnings (deficit) and have not been considered in reducing net income available to Common Shares in a manner similar to the Company’s preferred share dividends for the earnings per share calculation. If employment is terminated prior to the lapsing of the restriction, the shares are generally canceled.

In addition, each year prior to 2007, selected executive officers of the Company received performance-based awards. Effective January 1, 2007, the Company has elected to discontinue the award of new performance-based award grants. The executive officers have the opportunity to earn in Common Shares an amount as little as 0% to as much as 225% of the target number of performance-based awards. The owners of performance-based awards have no right to vote, receive dividends or transfer the awards until Common Shares are issued in exchange for the awards. The number of Common Shares the executive officer actually receives on the third anniversary of the grant date will depend on the excess, if any, by which the Company’s Average Annual Return (i.e., the average of the Common Share dividends declared during each year as a percentage of the Common Share price as of the first business day of the first performance year and the average percentage increase in funds from operations (“FFO”) for each calendar year on a per share basis over the prior year) for the three performance years exceeds the average of the 10-year Treasury Note interest rate as of the first business day in January of each performance year (the “T-Note Rate”).

If the Company’s Average Annual Return exceeds the T-Note Rate by:	Less than 0.99%	1-1.99%	2%	3%	4%	5%	6%	Greater than 7%

Then the executive officer will receive Common Shares equal to the target number of awards times the following %:	0%	50%	100%	115%	135%	165%	190%	225%

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

The following tables summarize compensation information regarding the performance shares, restricted shares, share options and ESPP for the three years ended December 31, 2006, 2005 and 2004 (amounts in thousands):

	Year Ended December 31, 2006
	Compensation Expense	Compensation Capitalized	Compensation Equity	Dividends Incurred
Performance shares	$1,795	$—	$1,795	$—
Restricted shares	13,923	1,021	14,944	2,437
Share options	4,868	330	5,198	—
ESPP discount	1,494	84	1,578	—
Total	$22,080	$1,435	$23,515	$2,437

	Year Ended December 31, 2005		Year Ended December 31, 2004
	Compensation Expense/Equity	Dividends Incurred	Compensation Expense/Equity	Dividends Incurred
Performance shares	$7,697	$—	$312	$—
Restricted shares	20,055	2,743	12,242	2,508
Share options	6,562	—	2,982	—
ESPP discount	1,591	—	1,290	—
Total	$35,905	$2,743	$16,826	$2,508

Compensation expense is recognized for all Awards over the vesting period. The total compensation expense related to Awards not yet vested at December 31, 2006 is $23.7 million, which is expected to be recognized over a weighted average term of 1.6 years.

See Note 2 for additional information regarding the Company’s share-based compensation.

The table below summarizes the Award activity of the Share Incentive Plans and options assumed in connection with mergers (the “Merger Options”) for the three years ended December 31, 2006, 2005 and 2004:

	Common Shares Subject to Options	Weighted Average Exercise Price Per Option	Restricted Shares	Weighted Average Fair Value per Restricted Share
Balance at December 31, 2003	12,085,598	$24.27	1,362,733	$22.75
Awards granted (2002 plan)	2,254,570	$29.33	572,688	$29.28
Awards exercised/vested (1993 plan)	(2,920,057)	$23.75	(457,127)	$20.05
Awards exercised/vested (2002 plan)	(423,866)	$23.55	(7,973)	$28.05
Merger Options exercised	(6,836)	$20.14	—	—
Awards canceled (1993 plan)	(90,436)	$23.44	(33,374)	$25.25
Awards canceled (2002 plan)	(79,751)	$28.02	(23,692)	$28.19
Balance at December 31, 2004	10,819,222	$25.48	1,413,255	$26.06
Awards granted (2002 plan)	2,235,268	$31.91	620,192	$31.89
Awards exercised/vested (1993 plan)	(1,630,321)	$23.44	(373,310)	$24.68
Awards exercised/vested (2002 plan)	(611,943)	$26.31	(190,938)	$29.36
Merger Options exercised	(6,480)	$18.10	—	—
Awards canceled (1993 plan)	(27,677)	$24.53	(12,363)	$23.64
Awards canceled (2002 plan)	(205,326)	$30.32	(87,008)	$29.55
Balance at December 31, 2005	10,572,743	$27.02	1,369,828	$28.42
Awards granted (2002 plan)	1,671,122	$42.32	684,998	$34.76
Awards exercised/vested (1993 plan) (1)	(1,754,288)	$25.24	(151,104)	$23.55
Awards exercised/vested (2002 plan) (1)	(890,326)	$29.24	(519,664)	$21.07
Merger Options exercised (1)	(3,162)	$19.49	—	—
Awards canceled (1993 plan)	(8,866)	$22.46	(275)	$23.55
Awards canceled (2002 plan)	(171,436)	$35.28	(81,026)	$34.74
Balance at December 31, 2006	9,415,787	$29.71	1,302,757	$34.85

(1) The aggregate intrinsic value of options exercised during the year ended December 31, 2006 was $58.0 million.

The following table summarizes information regarding options outstanding at December 31, 2006:

	Options Outstanding (1)
		Weighted		Options Exercisable (2)
		Average	Weighted		Weighted
Range of Exercise Prices	Options	Remaining Contractual Life in years	Average Exercise Price	Options	Average Exercise Price
$9.00 to $18.13	92	0.01	$9.55	92	$9.55
$18.14 to $22.67	837,986	2.52	$20.56	837,986	$20.56
$22.68 to $27.20	2,376,911	3.78	$24.63	2,376,911	$24.63
$27.21 to $31.73	2,784,929	5.98	$28.30	2,264,236	$28.06
$31.74 to $36.26	1,817,740	8.05	$31.77	773,233	$31.77
$36.27 to $40.80	329,167	8.96	$39.74	302,967	$39.90
$40.81 to $45.33	1,268,962	9.03	$42.81	76,624	$42.80
$9.00 to $45.33	9,415,787	6.03	$29.71	6,632,049	$27.03

(1) The aggregate intrinsic value of options outstanding as of December 31, 2006 is $198.1 million.

(2) The aggregate intrinsic value and weighted average remaining contractual life in years of options exercisable as of December 31, 2006 is $156.8 million and 5.1 years, respectively.

As of December 31, 2005 and 2004, 6,864,922 Options (with a weighted average exercise price of $25.60) and 6,851,442 Options (with a weighted average exercise price of $24.47) were exercisable, respectively.

15.                               Employee Plans

The Company established an Employee Share Purchase Plan (the “ESPP”) to provide employees and trustees the ability to annually acquire up to $100,000 of Common Shares of the Company. In 2003, the Company’s shareholders approved an increase in the aggregate number of Common Shares available under the ESPP to 7,000,000 (from 2,000,000). The Company has 4,270,759 Common Shares available for purchase under the ESPP at December 31, 2006. The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter. The following table summarizes information regarding the Common Shares issued under the ESPP:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands except share and per share amounts)

Shares issued	213,427	286,751	275,616
Issuance price ranges	$35.43 – $43.30	$27.89 – $32.27	$23.35 – $27.39
Issuance proceeds	$7,972	$8,285	$6,853

The Company established a defined contribution plan (the “401(k) Plan”) to provide retirement benefits for employees that meet minimum employment criteria. The Company matches dollar for dollar up to the first 3% of eligible compensation that a participant contributes to the 401(k) Plan (2% for 2004). Participants are vested in the Company’s contributions over five years. The Company made contributions in the amount of $3.5 million and $1.7 million for the years ended December 31, 2005 and 2004, respectively, and expects to make contributions in the amount of approximately $3.0 million for the year ended December 31, 2006.

The Company may also elect to make an annual discretionary profit-sharing contribution as a percentage of each individual employee’s eligible compensation under the 401(k) Plan. The Company expects to make contributions in the amount of approximately $3.4 million for the year ended December 31, 2006. The Company made contributions of approximately $2.6 million for the year ended December 31, 2005 and did not make a contribution for the year ended December 31, 2004.

The Company established a supplemental executive retirement plan (the “SERP”) to provide certain officers and trustees an opportunity to defer a portion of their eligible compensation in order to save for retirement. The SERP is restricted to investments in Company Common Shares, certain marketable securities that have been specifically approved, and cash equivalents. The deferred compensation liability represented in the SERP and the securities issued to fund such deferred compensation liability are consolidated by the Company and carried on the Company’s balance sheet, and the Company’s Common Shares held in the SERP are accounted for as a reduction to paid in capital.

16.                               Distribution Reinvestment and Share Purchase Plan

On November 3, 1997, the Company filed with the SEC a Form S-3 Registration Statement to register 14,000,000 Common Shares pursuant to a Distribution Reinvestment and Share Purchase Plan (the “DRIP Plan”). The registration statement was declared effective on November 25, 1997. The Company has 11,571,277 Common Shares available for issuance under the DRIP Plan at December 31, 2006.

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

17.                               Transactions with Related Parties

The Company provided asset and property management services to certain related entities for properties not owned by the Company. Fees received for providing such services were approximately $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company leases its corporate headquarters from an entity controlled by EQR’s Chairman of the Board of Trustees. The lease terminates on July 31, 2011. Amounts incurred for such office space for the years ended December 31, 2006, 2005 and 2004, respectively, were approximately $2.8 million, $2.1 million and $1.9 million. The Company believes these amounts equal market rates for such space.

The Company had the following additional non-continuing related party transactions:

•                  The Company reimbursed its Chief Operating Officer for the actual operating costs (excluding acquisition costs) of operating his personal aircraft for himself and other employees on Company business in 2005 and 2004. Amounts incurred were approximately $0.4 million and $0.3 million for the years ended December 31, 2005 and 2004, respectively.

•                  The Company leased space in an office building in Augusta, Georgia indirectly owned by one of EQR’s former trustees since May 2003 and directly owned by an entity affiliated with the same EQR trustee from 1998 to 2003 (individual was a trustee through May 2004). Approximately $0.2 million was incurred for such office space for the year ended December 31, 2004.

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

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit and as a result, no amounts have been accrued at December 31, 2006. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, reasonably may be expected to have a material adverse effect on the Company.

During the years ended December 31, 2005 and 2004, the Company established a reserve and recorded a corresponding expense, net of insurance receivables, for estimated uninsured property damage at certain of its properties caused by various hurricanes in each respective year. During the year ended December 31, 2006, the Company received $12.1 million in insurance proceeds and recorded an additional $6.2 million of receivables in anticipation of proceeds expected. As of December 31, 2006, a receivable of $5.1 million and a liability of $3.2 million are included in other assets and rents received in advance and other liabilities, respectively, on the consolidated balance sheets.

As of December 31, 2006, the Company has eleven projects totaling 3,448 units in various stages of development with estimated completion dates ranging through June 30, 2009. The primary development agreements currently in place have the following key terms:

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

•                        The second development partner has the right, at any time following completion of a project, to require the Company to purchase the partner’s interest in that project at a mutually agreeable price. If the Company and the partner are unable to agree on a price, both parties will obtain appraisals. If the appraised values vary by more than 10%, both the Company and its partner will agree on a third appraiser to determine which original appraisal is closest to its determination of value. The Company may elect at that time not to purchase the property and instead, authorize its partner to sell the project at or above the agreed-upon value to an unrelated third party. Five years following the receipt of the final certificate of occupancy on the last developed property, the Company must purchase, at the agreed-upon price, any projects remaining unsold.

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

During the years ended December 31, 2006, 2005 and 2004, total operating lease payments incurred for office space, including a portion of real estate taxes, insurance, repairs and utilities, aggregated $6.7 million, $6.1 million and $5.8 million, respectively.

The Company has entered into a retirement benefits agreement with its Chairman of the Board of Trustees and deferred compensation agreements with its chief operating officer and two former chief executive officers. During the years ended December 31, 2006, 2005 and 2004, the Company recognized compensation expense of $1.1 million, $2.2 million and $39,000, respectively, related to these agreements.

The following table summarizes the Company’s contractual obligations for minimum rent payments under operating leases and deferred compensation for the next five years and thereafter as of December 31, 2006:

	Payments Due by Year (in thousands)
	2007	2008	2009	2010	2011	Thereafter	Total
Operating Leases:
Minimum Rent Payments (a)	$5,443	$5,302	$4,709	$4,119	$2,416	$2,963	$24,952
Other Long-Term Liabilities:
Deferred Compensation (b)	813	813	1,450	1,450	2,049	14,736	21,311

(a)          Minimum basic rent due for various office space the Company leases and fixed base rent due on a ground lease for one property.

(b)         Estimated payments to the Company’s Chairman, two former CEO’s and its chief operating officer based on planned retirement dates.

19.                               Impairment

The Company recorded approximately $30.0 million of asset impairment charges related to its write-down of the entire carrying value of the goodwill on its corporate housing business during the year ended December 31, 2006. Following the guidance in SFAS No. 142, this charge was the result of the continued poor operating performance of the corporate housing business and management’s expectations for future performance. This charge is reflected on the consolidated statements of operations as impairment.

The Company also took an impairment charge of $2.0 million related to the write-off of various deferred sales costs following the decision to halt the condominium conversion and sale process at five assets. The remaining $2.0 million of impairment losses in 2006 along with the $0.6 million and $1.5 million of losses in 2005 and 2004, respectively, represent the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions.

20.                               Reportable Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management. Senior management decides how resources are allocated and assesses performance on a monthly basis.

The Company’s primary business is owning, managing, and operating multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents. Senior management evaluates the performance of each of our apartment communities individually and geographically, and both on a same store and non-same store basis; however, each of our apartment communities generally has similar economic characteristics, residents, products and services. The Company’s operating segments have been aggregated by geography in a manner identical to that which is provided to its chief operating decision maker.

The Company’s fee and asset management, development (including FIN No. 46 partially owned properties), condominium conversion and corporate housing (Equity Corporate Housing or “ECH”) activities are immaterial and do not individually meet the threshold requirements of a reportable segment as provided for in SFAS No. 131 and as such, have been aggregated in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the three years ended December 31, 2006, 2005, or 2004.

The primary financial measure for the Company’s rental real estate properties is net operating income (“NOI”), which represents rental income less:  1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying statements of operations). The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following table presents NOI for each segment from our rental real estate specific to continuing operations as well as total assets for the years ended December 31, 2006, and 2005, respectively (amounts in thousands):

	Year Ended December 31, 2006
	Northeast	South	West	Other (3)	Total
Rental income:
Same store (1)	$424,292	$611,636	$576,601	$—	$1,612,529
Non-same store/other (2) (3)	126,535	79,383	76,524	86,364	368,806
Total rental income	550,827	691,019	653,125	86,364	1,981,335

Operating expenses:
Same store (1)	164,050	259,789	204,371	—	628,210
Non-same store/other (2) (3)	49,781	32,528	28,869	83,765	194,943
Total operating expenses	213,831	292,317	233,240	83,765	823,153

NOI:
Same store (1)	260,242	351,847	372,230	—	984,319
Non-same store/other (2) (3)	76,754	46,855	47,655	2,599	173,863
Total NOI	$336,996	$398,702	$419,885	$2,599	$1,158,182

Total assets	$4,465,461	$4,316,252	$4,507,019	$1,773,487	$15,062,219

(1)   Same store includes properties owned for all of both 2006 and 2005 which represented 128,133 units.

(2)   Non-same store includes properties acquired after January 1, 2005.

(3)   Other includes ECH, development, condominium conversion overhead of $5.9 million and other corporate operations. Also reflects $15.8 million elimination of rental income recorded in Northeast, South and West operating segments related to ECH.

	Year Ended December 31, 2005
	Northeast	South	West	Other (3)	Total
Rental income:
Same store (1)	$405,983	$571,485	$546,390	$—	$1,523,858
Non-same store/other (2) (3)	32,478	21,006	22,677	72,399	148,560
Total rental income	438,461	592,491	569,067	72,399	1,672,418

Operating expenses:
Same store (1)	157,065	250,989	196,264	—	604,318
Non-same store/other (2) (3)	13,737	7,784	8,868	95,320	125,709
Total operating expenses	170,802	258,773	205,132	95,320	730,027

NOI:
Same store (1)	248,918	320,496	350,126	—	919,540
Non-same store/other (2) (3)	18,741	13,222	13,809	(22,921)	22,851
Total NOI	$267,659	$333,718	$363,935	$(22,921)	$942,391

Total assets	$4,056,535	$3,829,466	$3,977,377	$2,245,373	$14,108,751

(1)   Same store includes properties owned for all of both 2006 and 2005 which represented 128,133 units.

(2)   Non-same store includes properties acquired after January 1, 2005.

(3)   Other includes ECH, development, condominium conversion overhead of $3.1 million and other corporate operations. Also reflects $13.4 million elimination of rental income recorded in Northeast, South and West operating segments related to ECH and $11.1 million of hurricane insurance losses.

Note:  Markets included in the above geographic segments are as follows:

(a)   Northeast – New England (excl Boston), Boston, New York Metro, DC Northern Virginia, Suburban Maryland, Chicago, Milwaukee and Minneapolis/St. Paul.

(b)   South – Charlotte, Raleigh/Durham, Atlanta, Jacksonville, Orlando, Tampa/Ft. Myers, South Florida, Nashville, Tulsa, Austin, Houston, Dallas/Ft. Worth, Albuquerque and Phoenix.

(c)   West – Seattle/Tacoma, Portland, Central Valley, San Francisco Bay Area, Inland Empire, Los Angeles, Orange County, San Diego and Denver.

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the years ended December 31, 2006, 2005 and 2004, respectively:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Rental income	$1,981,335	$1,672,418	$1,483,184
Property and maintenance expense	(527,154)	(451,245)	(392,295)
Real estate taxes and insurance expense	(199,582)	(191,679)	(175,605)
Property management expense	(96,417)	(87,103)	(76,898)
Total operating expenses	(823,153)	(730,027)	(644,798)
Net operating income	$1,158,182	$942,391	$838,386

21.                               Subsequent Events/Other

Subsequent to December 31, 2006 and through February 7, 2007, the Company:

•                  Acquired $536.5 million of apartment properties consisting of nine properties and 2,905 units;

•                  Sold one residential property consisting of 280 units for $14.4 million (excluding condominium units); and

•                  Repaid $115.3 million of mortgage loans.

During the years ended December 31, 2006 and 2005, the Company received proceeds from technology and other investments of $4.0 million and $82.1 million, respectively, from the following:

•                  $25.0 million in full redemption of 1,000,000 shares of Wellsford 8.25% Convertible Trust Preferred Securities during 2005;

•                  $3.7 million and $57.1 million for its ownership interest in Rent.com in connection with the acquisition of Rent.com by eBay, Inc in 2006 and 2005, respectively. Both amounts were recorded as interest and other income in the accompanying consolidated statements of operations; and

•                  $0.3 million as a partial distribution for its ownership interest in Constellation Real Technologies, LLC in 2006. The amount was recorded as interest and other income.

During 2006, the Company recognized $14.7 million of forfeited deposits for various terminated transactions, included in interest and other income.

During the fourth quarter of 2006, the Company established a reserve of $6.2 million related to potential liabilities associated with certain asset sales. While no assurances can be given, the Company does not believe that the potential issue, if adversely determined or settled, will have a material adverse effect on the Company.

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

22.                               Quarterly Financial Data (Unaudited)

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. All amounts have also been restated in accordance with the discontinued operations provisions of SFAS No 144 and reflect dispositions and/or properties held for sale through December 31, 2006. Amounts are in thousands, except for per share amounts.

2006	Fourth Quarter 12/31	Third Quarter 9/30	Second Quarter 6/30	First Quarter 3/31

Total revenues (1)	$517,880	$511,464	$490,614	$470,478
Operating income (1)	104,731	139,726	140,463	128,223
Income from continuing operations, net of minority interests (1)	11,961	35,440	34,016	19,115
Discontinued operations, net of minority interests (1)	453,100	34,371	126,141	358,700
Net income *	465,061	69,811	160,157	377,815
Net income available to Common Shares	457,606	56,356	150,084	367,720
Earnings per share – basic:
Net income available to Common Shares	$1.57	$0.19	$0.52	$1.27
Weighted average Common Shares outstanding	291,669	290,036	289,460	288,880
Earnings per share – diluted:
Net income available to Common Shares	$1.54	$0.19	$0.51	$1.25
Weighted average Common Shares outstanding	317,076	315,886	314,698	314,049

(1)          The amounts presented for the first three quarters of 2006 are not equal to the same amounts previously reported in the respective Form 10-Q’s filed with the SEC for each period as a result of changes in discontinued operations due to additional property sales which occurred throughout 2006. Below is a reconciliation to the amounts previously reported in the respective Form 10-Q’s:

2006	Third Quarter 9/30	Second Quarter 6/30	First Quarter 3/31

Total revenues previously reported in Form 10-Q	$513,865	$491,939	$520,979
Total revenues subsequently reclassified to discontinued operations	(2,401)	(1,325)	(50,501)
Total revenues disclosed in Form 10-K	$511,464	$490,614	$470,478

Operating income previously reported in Form 10-Q	$140,784	$140,321	$142,019
Operating income subsequently reclassified to discontinued operations	(1,058)	142	(13,796)
Operating income disclosed in Form 10-K	$139,726	$140,463	$128,223

Income from continuing operations, net of minority interests previously reported in Form 10-Q	$36,426	$33,883	$26,869
Income from continuing operations, net of minority interests subsequently reclassified to discontinued operations	(986)	133	(7,754)
Income from continuing operations, net of minority interests disclosed in Form 10-K	$35,440	$34,016	$19,115

Discontinued operations, net of minority interests previously reported in Form 10-Q	$33,385	$126,274	$350,946
Discontinued operations, net of minority interests from properties sold subsequent to the respective reporting period	986	(133)	7,754
Discontinued operations, net of minority interests disclosed in Form 10-K	$34,371	$126,141	$358,700

2005	Fourth Quarter 12/31	Third Quarter 9/30	Second Quarter 6/30	First Quarter 3/31

Total revenues (2)	$449,541	$426,771	$411,278	$395,068
Operating income (2)	106,461	108,196	115,151	103,656
Income from continuing operations, net of minority interests (2)	30,554	14,343	23,678	78,748
Discontinued operations, net of minority interests (2)	195,332	253,181	117,666	148,291
Net income *	225,886	267,524	141,344	227,039
Net income available to Common Shares	215,205	250,247	128,326	214,014
Earnings per share – basic:
Net income available to Common Shares	$0.75	$0.87	$0.45	$0.75
Weighted average Common Shares outstanding	287,033	286,182	285,283	284,511
Earnings per share – diluted:
Net income available to Common Shares	$0.74	$0.87	$0.44	$0.74
Weighted average Common Shares outstanding	312,048	286,182	309,979	308,576

(2)          The amounts presented for the four quarters of 2005 are not equal to the same amounts previously reported in the Form 8-K filed with the SEC on August 15, 2006 for each period as a result of changes in discontinued operations due to additional property sales which occurred throughout 2006. Below is a reconciliation to the amounts previously reported:

2005	Fourth Quarter 12/31	Third Quarter 9/30	Second Quarter 6/30	First Quarter 3/31

Total revenues previously reported in August 2006 Form 8-K	$452,858	$430,758	$415,230	$399,054
Total revenues subsequently reclassified to discontinued operations	(3,317)	(3,987)	(3,952)	(3,986)
Total revenues disclosed in Form 10-K	$449,541	$426,771	$411,278	$395,068

Operating income previously reported in August 2006 Form 8-K	$107,051	$109,077	$116,263	$104,818
Operating income subsequently reclassified to discontinued operations	(590)	(881)	(1,112)	(1,162)
Operating income disclosed in Form 10-K	$106,461	$108,196	$115,151	$103,656

Income from continuing operations, net of minority interests previously reported in August 2006 Form 8-K	$30,777	$14,833	$24,379	$79,502
Income from continuing operations, net of minority interests subsequently reclassified to discontinued operations	(223)	(490)	(701)	(754)
Income from continuing operations, net of minority interests disclosed in Form 10-K	$30,554	$14,343	$23,678	$78,748

Discontinued operations, net of minority interests previously reported in August 2006 Form 8-K	$195,109	$252,691	$116,965	$147,537
Discontinued operations, net of minority interests from properties sold subsequent to the respective reporting period	223	490	701	754
Discontinued operations, net of minority interests disclosed in Form 10-K	$195,332	$253,181	$117,666	$148,291

* The Company did not have any extraordinary items or cumulative effect of change in accounting principle during the years ended December 31, 2006 and 2005. Therefore, income before extraordinary items and cumulative effect of change in accounting principle is not shown as it was equal to the net income amounts disclosed above.

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

Overall Summary

December 31, 2006

	Properties (I)	Units (I)	Investment in Real Estate, Gross	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances

Wholly Owned Unencumbered	438	97,902	$11,453,690,644	$(2,006,699,313)	$9,446,991,331	$—
Wholly Owned Encumbered	108	48,540	5,221,601,153	(936,392,757)	4,285,208,396	1,923,428,819
Portfolio/Entity Encumbrances (1)	—	—	—	—	—	893,451,149
Wholly Owned Properties	546	146,442	16,675,291,797	(2,943,092,070)	13,732,199,727	2,816,879,968

Partially Owned Unencumbered	2	483	99,157,051	(7,660,504)	91,496,547	—
Partially Owned Encumbered	23	4,390	460,726,265	(71,727,221)	388,999,044	361,343,204
Partially Owned Properties	25	4,873	559,883,316	(79,387,725)	480,495,591	361,343,204

Total Unencumbered Properties	440	98,385	11,552,847,695	(2,014,359,817)	9,538,487,878	—
Total Encumbered Properties	131	52,930	5,682,327,418	(1,008,119,978)	4,674,207,440	3,178,223,172
Total Consolidated Investment in Real Estate	571	151,315	$17,235,175,113	$(3,022,479,795)	$14,212,695,318	$3,178,223,172

(I) See attached Encumbrances Reconciliation.

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

Encumbrances Reconciliation

December 31, 2006

Portfolio/Entity Encumbrances	Number of Properties Encumbered By	See Properties With Note:	Amount

EQR Arbors Financing LP	1	(K)	$13,265,000
EQR-Bond Partnership	10	(L)	144,514,000
GPT-Windsor, LLC	16*	(M)	63,000,000
EQR-Codelle, LP	10	(N)	114,553,427
EQR-Conner, LP	14	(O)	198,301,191
EQR-FANCAP 2000A LP	11	(P)	148,333,000
EQR-Fankey 2004 Ltd. Pship	8	(Q)	211,484,531

Portfolio/Entity Encumbrances			893,451,149
Individual Property Encumbrances			2,284,772,023

Total Encumbrances per Financial Statements			$3,178,223,172

* Collateral also includes $2.7 million invested in U.S. Treasury Securities which is included in Deposits - Restricted in the accompanying consolidated balance sheets at December 31, 2006.

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

(Amounts in thousands)

The changes in total real estate for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Balance, beginning of year	$16,590,370	$14,852,621	$12,874,379
Acquisitions and development	2,252,039	2,906,414	2,563,612
Improvements	265,832	250,110	218,724
Dispositions and other	(1,873,066)	(1,418,775)	(804,094)
Balance, end of year	$17,235,175	$16,590,370	$14,852,621

The changes in accumulated depreciation for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004

Balance, beginning of year	$2,888,140	$2,599,827	$2,296,013
Depreciation	592,637	528,152	496,422
Dispositions and other	(458,297)	(239,839)	(192,608)
Balance, end of year	$3,022,480	$2,888,140	$2,599,827

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2006

						Cost Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
Description				Company		(Improvements, net) (E)		Period 12/31/06
		Date of			Building &		Building &		Building &		Accumulated	Investment in Real
Apartment Name	Location	Construction	Units (I)	Land	Fixtures	Land	Fixtures	Land	Fixtures (A)	Total (B)	Depreciation (C)	Estate, Net at 12/31/06	Encumbrances

EQR Wholly Owned Unencumbered:
107 Lawrence	Brooklyn, NY	(F)	—	27,605,161	$210,067	$—	$—	$27,605,161	$210,067	$27,815,228	$—	$27,815,228	$—
2300 Elliott	Seattle, WA	1992	92	796,800	7,173,725	—	4,498,851	796,800	11,672,576	12,469,376	(5,768,648)	6,700,728	—
303 Third Street - Residential	Cambridge, MA	(F)	—	27,812,384	28,065,881	—	—	27,812,384	28,065,881	55,878,265	—	55,878,265	—
500 Elliott, LLC	Seattle, WA (G)	2001	8	966,158	1,625,708	—	(298,337)	966,158	1,327,370	2,293,528	—	2,293,528	—
71 Broadway	New York, NY (G)	1997	238	22,611,600	77,491,686	—	324,536	22,611,600	77,816,223	100,427,823	(6,728,503)	93,699,319	—
77 Hudson	Jersey City, NJ	(F)	—	28,170,659	15,650,251	—	—	28,170,659	15,650,251	43,820,910	—	43,820,910	—
420 East 80th Street	New York, NY	1961	155	39,277,000	22,976,681	—	(678)	39,277,000	22,976,003	62,253,003	(322,377)	61,930,626	—
600 Washington	New York, NY (G)	2004	135	32,852,000	43,140,551	—	2,030	32,852,000	43,142,581	75,994,581	(2,633,563)	73,361,019	—
Abington Glen	Abington, MA	1968	90	553,105	3,697,396	—	1,939,825	553,105	5,637,221	6,190,327	(1,323,816)	4,866,511	—
Acacia Creek	Scottsdale, AZ	1988-1994	304	3,663,473	21,172,386	—	1,910,460	3,663,473	23,082,847	26,746,320	(7,582,253)	19,164,067	—
Alborada	Fremont, CA	1999	442	24,310,000	59,214,129	—	1,539,697	24,310,000	60,753,826	85,063,826	(14,438,092)	70,625,734	—
Alexander on Ponce	Atlanta, GA	2003	330	9,900,000	35,819,022	—	401,189	9,900,000	36,220,211	46,120,211	(2,282,467)	43,837,744	—
Alexandria at Lake Buena Vista	Orlando, FL	2000	336	11,760,000	40,542,177	—	1,045,771	11,760,000	41,587,948	53,347,948	(2,390,411)	50,957,537	—
Arbors of Brentwood	Nashville, TN	1986	346	404,670	13,535,919	—	4,185,885	404,670	17,721,804	18,126,474	(8,395,734)	9,730,740	—
Ashley Park at Brier Creek	Raleigh, NC	2002	374	5,610,000	31,467,489	—	1,635,301	5,610,000	33,102,790	38,712,790	(2,789,282)	35,923,509	—
Ashton, The	Corona Hills, CA	1986	492	2,594,264	33,042,398	—	3,935,511	2,594,264	36,977,909	39,572,173	(12,206,098)	27,366,075	—
Aspen Crossing	Silver Spring, MD	1979	192	2,880,000	8,551,377	—	2,586,168	2,880,000	11,137,546	14,017,546	(3,534,475)	10,483,071	—
Audubon Village	Tampa, FL	1990	447	3,576,000	26,121,909	—	2,029,250	3,576,000	28,151,159	31,727,159	(8,490,754)	23,236,405	—
Auvers Village	Orlando, FL	1991	480	3,840,000	29,322,243	—	2,602,927	3,840,000	31,925,170	35,765,170	(9,903,937)	25,861,234	—
Avenue Royale	Jacksonville, FL	2001	200	5,000,000	17,785,388	—	391,054	5,000,000	18,176,442	23,176,442	(1,476,970)	21,699,472	—
Azure Creek at Tatum Ranch	Phoenix, AZ	2001	160	8,778,000	17,840,790	—	409,690	8,778,000	18,250,480	27,028,480	(714,342)	26,314,139	—
Balcones Club	Austin, TX	1984	312	2,185,500	10,119,232	—	2,799,645	2,185,500	12,918,877	15,104,377	(4,782,660)	10,321,717	—
Barrington Place	Oviedo, FL	1998	233	6,990,000	15,740,374	—	126,688	6,990,000	15,867,062	22,857,062	(700,171)	22,156,890	—
Bay Ridge	San Pedro, CA	1987	60	2,401,300	2,176,963	—	583,314	2,401,300	2,760,277	5,161,577	(1,053,383)	4,108,194	—
Bayside at the Islands	Gilbert, AZ	1989	272	3,306,484	15,573,006	—	2,050,029	3,306,484	17,623,035	20,929,519	(6,016,204)	14,913,315	—
Bell Road I & II	Nashville, TN	(F)	—	3,100,000	1,120,214	—	—	3,100,000	1,120,214	4,220,214	—	4,220,214	—
Bella Vista I & II	Los Angeles, CA	2003	315	16,883,410	61,671,977	—	529,479	16,883,410	62,201,456	79,084,866	(6,719,808)	72,365,058	—
Bella Vista III	Los Angeles, CA	(F)	—	14,799,344	44,882,173	—	—	14,799,344	44,882,173	59,681,518	—	59,681,518	—
Bella Vista	Phoenix, AZ	1995	248	2,978,879	20,641,333	—	2,769,148	2,978,879	23,410,482	26,389,361	(7,013,886)	19,375,474	—
Bellagio Apartment Homes	Scottsdale, AZ	1995	202	2,626,000	16,025,041	—	552,328	2,626,000	16,577,369	19,203,369	(1,690,463)	17,512,906	—
Belle Arts Condominium Homes, LLC	Bellevue, WA	2000	128	5,678,370	24,655,908	—	46,857	5,678,370	24,702,764	30,381,134	—	30,381,134	—
Bellevue Meadows	Bellevue, WA	1983	180	4,507,100	12,574,814	—	2,338,278	4,507,100	14,913,093	19,420,193	(4,212,491)	15,207,702	—
Beneva Place	Sarasota, FL	1986	192	1,344,000	9,665,447	—	1,211,761	1,344,000	10,877,208	12,221,208	(3,313,743)	8,907,465	—
Bermuda Cove	Jacksonville, FL	1989	350	1,503,000	19,561,896	—	3,594,399	1,503,000	23,156,295	24,659,295	(6,975,137)	17,684,158	—
Bishop Park	Winter Park, FL	1991	324	2,592,000	17,990,436	—	2,759,444	2,592,000	20,749,880	23,341,880	(6,771,015)	16,570,865	—
Braewood, LLC	Bothell, WA	1999/2000	2	57,582	239,610	—	29,813	57,582	269,423	327,005	—	327,005	—
Bramblewood	San Jose, CA	1986	108	5,190,700	9,659,184	—	653,840	5,190,700	10,313,025	15,503,725	(3,180,360)	12,323,364	—
Brentwood	Vancouver, WA	1990	296	1,357,221	12,202,521	—	2,062,577	1,357,221	14,265,098	15,622,320	(6,293,490)	9,328,830	—
Breton Mill	Houston, TX	1986	392	212,820	8,547,263	—	1,990,798	212,820	10,538,061	10,750,881	(5,241,611)	5,509,270	—
Bridford Lakes II	Greensboro, NC	(F)	—	1,100,564	792,509	—	—	1,100,564	792,509	1,893,073	—	1,893,073	—
Bridgeport	Raleigh, NC	1990	276	1,296,700	11,666,278	—	1,541,285	1,296,700	13,207,564	14,504,264	(6,427,922)	8,076,341	—
Bridgewater at Wells Crossing	Orange Park, FL	1986	288	2,160,000	13,347,549	—	1,221,537	2,160,000	14,569,086	16,729,086	(4,041,899)	12,687,186	—
Broadway	Garland, TX	1983	288	1,443,700	7,790,989	—	2,100,689	1,443,700	9,891,678	11,335,378	(3,722,784)	7,612,594	—
Brookside (CO)	Boulder, CO	1993	144	3,600,400	10,211,159	—	619,154	3,600,400	10,830,313	14,430,713	(3,356,877)	11,073,836	—
Brookside II (MD)	Frederick, MD	1979	204	2,450,800	6,913,202	—	1,955,989	2,450,800	8,869,191	11,319,991	(3,086,573)	8,233,419	—
Cambridge at Hickory Hollow	Antioch, TN	1997	360	3,240,800	17,900,033	—	1,342,665	3,240,800	19,242,698	22,483,498	(6,648,883)	15,834,615	—
Cambridge Estates	Norwich, CT	1977	92	590,185	3,945,265	—	404,392	590,185	4,349,657	4,939,842	(1,046,975)	3,892,867	—
Camellero	Scottsdale, AZ	1979	348	1,924,900	17,324,593	—	4,779,600	1,924,900	22,104,193	24,029,093	(10,449,088)	13,580,005	—
Canyon Crest	Santa Clarita, CA	1993	158	2,370,000	10,141,878	—	1,606,610	2,370,000	11,748,489	14,118,489	(3,332,190)	10,786,298	—
Canyon Ridge	San Diego, CA	1989	162	4,869,448	11,955,064	—	1,172,039	4,869,448	13,127,103	17,996,551	(4,336,837)	13,659,713	—
Carlyle Mill	Alexandria, VA	2002	317	10,000,000	51,368,058	—	2,810,598	10,000,000	54,178,657	64,178,657	(6,908,594)	57,270,062	—
Carmel Terrace	San Diego, CA	1988-89	384	2,288,300	20,596,281	—	5,595,116	2,288,300	26,191,397	28,479,697	(10,034,342)	18,445,355	—
Casa Capricorn	San Diego, CA	1981	192	1,262,700	11,365,093	—	2,471,705	1,262,700	13,836,799	15,099,499	(5,213,614)	9,885,885	—
Casa Ruiz	San Diego, CA	1976-1986	196	3,922,400	9,389,153	—	2,384,821	3,922,400	11,773,975	15,696,375	(4,165,558)	11,530,817	—
Cascade at Landmark	Alexandria, VA	1990	277	3,603,400	19,657,554	—	3,143,091	3,603,400	22,800,644	26,404,044	(8,144,168)	18,259,876	—
CenterPointe	Beaverton, OR	1996	264	3,421,535	15,708,853	—	2,223,580	3,421,535	17,932,433	21,353,968	(3,907,448)	17,446,520	—
Centre Club	Ontario, CA	1994	312	5,616,000	23,485,891	—	1,510,601	5,616,000	24,996,492	30,612,492	(5,869,598)	24,742,894	—
Centre Club II	Ontario, CA	2002	100	1,820,000	9,528,898	—	204,951	1,820,000	9,733,849	11,553,849	(1,690,078)	9,863,771	—
Champion Oaks	Houston, TX	1984	252	931,900	8,389,394	—	1,843,161	931,900	10,232,555	11,164,455	(4,716,988)	6,447,467	—
Chandler Court	Chandler, AZ	1987	312	1,353,100	12,175,173	—	3,052,915	1,353,100	15,228,087	16,581,187	(6,692,817)	9,888,370	—
Chantecleer Lakes Condominium Homes	Naperville, IL	1986	98	2,198,362	5,409,097	—	1,576,810	2,198,362	6,985,907	9,184,269	(1,835,502)	7,348,767	—
Chatelaine Park	Duluth, GA	1995	303	1,818,000	24,489,671	—	1,037,802	1,818,000	25,527,473	27,345,473	(7,511,459)	19,834,014	—
Chelsea Square	Redmond, WA	1991	113	3,397,100	9,289,074	—	503,639	3,397,100	9,792,713	13,189,813	(3,037,454)	10,152,360	—
Chestnut Hills	Puyallup, WA	1991	157	756,300	6,806,635	—	995,919	756,300	7,802,554	8,558,854	(2,913,367)	5,645,486	—
Chinatown Gateway (Land)	Los Angeles, CA	(F)	—	13,191,831	3,991,333	—	—	13,191,831	3,991,333	17,183,164	—	17,183,164	—
Cimarron Ridge	Aurora, CO	1984	296	1,591,100	14,320,031	—	2,545,944	1,591,100	16,865,975	18,457,075	(6,598,783)	11,858,292	—
City View (GA)	Atlanta, GA (G)	2003	202	6,440,800	19,992,518	—	632,851	6,440,800	20,625,369	27,066,169	(1,708,955)	25,357,214	—
Clarion	Decatur, GA	1990	217	1,504,300	13,537,919	—	1,508,419	1,504,300	15,046,339	16,550,639	(4,999,128)	11,551,511	—
Clarys Crossing	Columbia, MD	1984	198	891,000	15,489,721	—	1,543,279	891,000	17,033,000	17,924,000	(5,209,534)	12,714,465	—
Club at the Green	Beaverton, OR	1991	254	2,030,950	12,616,747	—	1,967,019	2,030,950	14,583,766	16,614,716	(5,483,038)	11,131,679	—
Coach Lantern	Scarborough, ME	1971/1981	90	452,900	4,405,723	—	794,424	452,900	5,200,147	5,653,047	(1,766,626)	3,886,421	—
Coachman Trails	Plymouth, MN	1987	154	1,227,000	9,517,381	—	1,029,605	1,227,000	10,546,986	11,773,986	(3,457,671)	8,316,315	—
Coconut Palm Club	Coconut Creek, GA	1992	300	3,001,700	17,678,928	—	1,476,372	3,001,700	19,155,300	22,157,000	(6,129,308)	16,027,692	—
Colinas Pointe	Denver, CO	1986	272	1,587,400	14,285,902	—	1,463,344	1,587,400	15,749,246	17,336,646	(5,605,917)	11,730,729	—
Collier Ridge	Atlanta, GA	1980	300	5,100,000	20,425,822	—	4,033,049	5,100,000	24,458,871	29,558,871	(7,419,956)	22,138,915	—
Colorado Pointe	Denver, CO	2006	193	5,790,000	28,815,766	—	58,843	5,790,000	28,874,609	34,664,609	(716,602)	33,948,007	—
Copper Canyon	Highlands Ranch, CO	1999	222	1,443,000	16,251,114	—	793,560	1,443,000	17,044,673	18,487,673	(4,703,098)	13,784,575	—
Copper Creek	Tempe, AZ	1984	144	1,017,400	9,148,068	—	1,255,555	1,017,400	10,403,623	11,421,023	(3,772,096)	7,648,926	—
Copper Terrace	Orlando, FL	1989	300	1,200,000	17,887,868	—	2,648,075	1,200,000	20,535,943	21,735,943	(6,269,942)	15,466,001	—
Cortona at Dana Park	Mesa, AZ	1986	222	2,028,939	12,466,128	—	1,671,892	2,028,939	14,138,020	16,166,959	(4,898,170)	11,268,789	—
Country Brook	Chandler, AZ	1986-1996	396	1,505,219	29,542,535	—	2,370,420	1,505,219	31,912,955	33,418,174	(10,347,720)	23,070,454	—
Country Gables	Beaverton, OR	1991	288	1,580,500	14,215,444	—	2,819,737	1,580,500	17,035,181	18,615,681	(6,510,077)	12,105,603	—
Cove at Boynton Beach I	Boynton Beach, FL	1996	252	12,600,000	31,590,391	—	332,720	12,600,000	31,923,111	44,523,111	(2,251,184)	42,271,927	—
Cove at Boynton Beach II	Boynton Beach, FL	1998	296	14,800,000	37,874,719	—	—	14,800,000	37,874,719	52,674,719	(2,646,714)	50,028,005	—
Cove at Fishers Landing	Vancouver, WA	1993	253	2,277,000	15,656,887	—	700,518	2,277,000	16,357,405	18,634,405	(3,138,452)	15,495,953	—
Creekside Village	Mountlake Terrace, WA	1987	512	2,807,600	25,270,594	—	3,299,425	2,807,600	28,570,019	31,377,619	(12,817,564)	18,560,055	—
Creekwood	Charlotte, NC	1987-1990	384	1,861,700	16,740,569	—	2,145,322	1,861,700	18,885,890	20,747,590	(6,669,019)	14,078,571	—
Crescent at Cherry Creek	Denver, CO	1994	216	2,594,000	15,149,470	—	1,076,462	2,594,000	16,225,932	18,819,932	(5,424,098)	13,395,834	—
Crosswinds	St. Petersburg, FL	1986	208	1,561,200	5,756,822	—	1,552,636	1,561,200	7,309,457	8,870,657	(2,850,054)	6,020,603	—
Crowntree Lakes	Orlando, FL	(F)	—	12,009,630	206,669	—	—	12,009,630	206,669	12,216,299	—	12,216,299	—
Crystal Village	Attleboro, MA	1974	91	1,369,000	4,989,028	—	2,177,092	1,369,000	7,166,120	8,535,120	(2,507,884)	6,027,236	—
Cypress Lake at Waterford	Orlando, Fl	2001	316	7,000,000	27,654,816	—	773,349	7,000,000	28,428,165	35,428,165	(3,229,623)	32,198,542	—

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2006

						Cost Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
Description				Company		(Improvements, net) (E)		Period 12/31/06
		Date of			Building &		Building &		Building &		Accumulated	Investment in Real
Apartment Name	Location	Construction	Units (I)	Land	Fixtures	Land	Fixtures	Land	Fixtures (A)	Total (B)	Depreciation (C)	Estate, Net at 12/31/06	Encumbrances
Dartmouth Woods	Lakewood, CO	1990	201	1,609,800	10,832,754	—	1,379,477	1,609,800	12,212,231	13,822,031	(4,419,618)	9,402,414	—
Dean Estates	Taunton, MA	1984	58	498,080	3,329,560	—	475,797	498,080	3,805,357	4,303,437	(918,462)	3,384,975	—
Deerwood (SD)	San Diego, CA	1990	316	2,082,095	18,739,815	—	5,532,754	2,082,095	24,272,569	26,354,664	(12,324,380)	14,030,284	—
Defoor Village	Atlanta, GA	1997	156	2,966,400	10,570,210	—	1,785,266	2,966,400	12,355,477	15,321,877	(3,697,813)	11,624,064	—
Desert Homes	Phoenix, AZ	1982	412	1,481,050	13,390,249	—	3,541,588	1,481,050	16,931,837	18,412,887	(7,202,820)	11,210,066	—
Duraleigh Woods	Raleigh, NC	1987	362	1,629,000	19,917,750	—	3,061,396	1,629,000	22,979,145	24,608,145	(7,470,099)	17,138,047	—
Eagle Canyon	Chino Hills, CA	1985	252	1,808,900	16,426,168	—	2,671,769	1,808,900	19,097,937	20,906,837	(6,842,353)	14,064,484	—
Emerson Place	Boston, MA (G)	1962	444	14,855,000	57,566,636	—	12,924,634	14,855,000	70,491,269	85,346,269	(24,626,242)	60,720,027	—
Emerson Place/CRP II	Boston, MA	(F)	—	—	42,597,465	—	—	—	42,597,465	42,597,465	—	42,597,465	—
Enclave at Winston Park	Coconut Creek, FL	1995	278	5,560,000	19,939,324	—	834,324	5,560,000	20,773,648	26,333,648	(4,021,894)	22,311,754	—
Enclave, The	Tempe, AZ	1994	204	1,500,192	19,281,399	—	928,687	1,500,192	20,210,085	21,710,277	(6,445,362)	15,264,915	—
Estates at Wellington Green	Wellington, FL	2003	400	20,000,000	64,790,850	—	349,308	20,000,000	65,140,158	85,140,158	(2,901,329)	82,238,829	—
Estates at Maitland Summit	Orlando, FL	1998	272	9,520,000	28,301,909	—	6,246	9,520,000	28,308,155	37,828,155	(491,690)	37,336,465	—
Estates at Phipps	Atlanta, GA	1996	234	9,360,000	29,705,236	—	1,651,994	9,360,000	31,357,230	40,717,230	(2,260,013)	38,457,217	—
Estates at Tanglewood	Westminster, CO	2003	504	7,560,000	51,256,538	—	680,745	7,560,000	51,937,283	59,497,283	(3,931,705)	55,565,578	—
Fairfield	Stamford, CT (G)	1996	263	6,510,200	39,690,120	—	3,844,536	6,510,200	43,534,656	50,044,856	(12,747,627)	37,297,229	—
Fairland Gardens	Silver Spring, MD	1981	400	6,000,000	19,972,183	—	4,285,270	6,000,000	24,257,453	30,257,453	(7,346,146)	22,911,307	—
Fairway Greens, LLC	Pembroke Pines, FL	1987	2	12,622	140,229	—	(3,961)	12,622	136,268	148,890	(37,812)	111,078	—
Farnham Park	Houston, TX	1996	216	1,512,600	14,233,760	—	899,939	1,512,600	15,133,699	16,646,299	(4,940,281)	11,706,017	—
Fifth Avenue North Combined	Seattle, WA (G)	2002	6	489,188	826,405	—	(400,162)	489,188	426,242	915,430	—	915,430	—
Four Lakes Athletic Club	Lisle, IL (G)	N/A	—	50,000	153,489	—	227,651	50,000	381,140	431,140	(88,962)	342,178	—
Fox Run (WA)	Federal Way, WA	1988	144	639,700	5,765,018	—	1,212,156	639,700	6,977,174	7,616,874	(3,276,285)	4,340,590	—
Fox Run II (WA)	Federal Way, WA	1988	18	80,000	1,286,139	—	53,086	80,000	1,339,225	1,419,225	(184,368)	1,234,857	—
Foxcroft	Scarborough, ME	1977/1979	104	523,400	4,527,409	—	832,452	523,400	5,359,861	5,883,261	(1,828,747)	4,054,514	—
Gables Grand Plaza	Coral Gables, FL (G)	1998	195	—	44,601,000	—	1,015,213	—	45,616,213	45,616,213	(5,208,168)	40,408,045	—
Gatehouse at Pine Lake	Pembroke Pines, FL	1990	296	1,896,600	17,070,795	—	1,812,803	1,896,600	18,883,598	20,780,198	(7,094,803)	13,685,395	—
Gatehouse on the Green	Plantation, FL	1990	312	2,228,200	20,056,270	—	2,444,883	2,228,200	22,501,153	24,729,353	(8,394,116)	16,335,237	—
Gates of Redmond	Redmond, WA	1979	180	2,306,100	12,064,015	—	1,292,538	2,306,100	13,356,553	15,662,653	(4,602,577)	11,060,075	—
Gateway at Malden Center	Malden, MA (G)	1988	203	9,209,780	25,722,666	—	3,349,436	9,209,780	29,072,102	38,281,882	(4,225,495)	34,056,387	—
Gatewood	Pleasanton, CA	1985	200	6,796,511	20,249,392	—	1,465,733	6,796,511	21,715,125	28,511,636	(3,050,358)	25,461,278	—
Glastonbury Center	Glastonbury, CT	1962	105	852,606	5,699,497	—	550,273	852,606	6,249,770	7,102,376	(1,532,652)	5,569,724	—
Gramercy Park	Houston, TX	1998	384	3,957,000	22,075,243	—	1,763,341	3,957,000	23,838,584	27,795,584	(4,956,657)	22,838,927	—
Granada Highlands	Malden, MA (G)	1972	919	28,210,000	99,944,576	—	21,184,728	28,210,000	121,129,305	149,339,305	(31,588,191)	117,751,113	—
Grandeville at River Place	Oviedo, FL	2002	280	6,000,000	23,114,693	—	1,117,815	6,000,000	24,232,508	30,232,508	(2,933,052)	27,299,456	—
Greenfield Village	Rocky Hill , CT	1965	151	911,534	6,093,418	—	494,673	911,534	6,588,092	7,499,626	(1,561,181)	5,938,445	—
Greentree 1	Glen Burnie, MD	1973	350	3,912,968	11,784,021	—	5,618,784	3,912,968	17,402,805	21,315,773	(4,926,427)	16,389,346	—
Greentree 2	Glen Burnie, MD	1973	239	2,700,000	8,246,737	—	3,743,353	2,700,000	11,990,090	14,690,090	(3,119,348)	11,570,741	—
Greentree 3	Glen Burnie, MD	1973	207	2,380,443	7,270,294	—	3,263,587	2,380,443	10,533,881	12,914,324	(2,712,856)	10,201,468	—
Hammocks Place	Miami, FL	1986	296	319,180	12,513,467	—	2,144,153	319,180	14,657,620	14,976,800	(7,053,999)	7,922,801	—
Hamptons	Puyallup, WA	1991	230	1,119,200	10,075,844	—	1,220,603	1,119,200	11,296,447	12,415,647	(4,116,061)	8,299,586	—
Harborview	San Pedro, CA	1985	160	6,402,500	12,627,347	—	1,516,656	6,402,500	14,144,003	20,546,503	(5,153,082)	15,393,421	—
Harbour Town	Boca Raton, FL	1985	392	11,760,000	20,190,252	—	4,862,069	11,760,000	25,052,321	36,812,321	(7,104,611)	29,707,710	—
Hathaway	Long Beach, CA	1987	385	2,512,500	22,611,912	—	4,084,554	2,512,500	26,696,465	29,208,965	(10,830,627)	18,378,338	—
Heights on Capitol Hill	Seattle, WA (G)	2006	104	5,425,000	21,102,842	—	3,400	5,425,000	21,106,242	26,531,242	(77,367)	26,453,874	—
Heritage Ridge	Lynwood, WA	1999	197	6,895,000	18,983,597	—	32,613	6,895,000	19,016,210	25,911,210	(444,572)	25,466,638	—
Heritage, The	Phoenix, AZ	1995	204	1,211,205	13,136,903	—	876,356	1,211,205	14,013,259	15,224,464	(4,599,536)	10,624,929	—
Heron Pointe	Boynton Beach, FL	1989	192	1,546,700	7,774,676	—	1,285,073	1,546,700	9,059,749	10,606,449	(3,449,996)	7,156,453	—
Hidden Lakes	Haltom City, TX	1996	312	1,872,000	20,242,109	—	1,382,580	1,872,000	21,624,689	23,496,689	(6,530,976)	16,965,712	—
Hidden Oaks	Cary, NC	1988	216	1,178,600	10,614,135	—	2,045,175	1,178,600	12,659,310	13,837,910	(4,667,272)	9,170,638	—
Hidden Palms	Tampa, FL	1986	256	2,049,600	6,345,885	—	1,917,063	2,049,600	8,262,948	10,312,548	(3,281,502)	7,031,046	—
Highland Glen	Westwood, MA	1979	180	2,229,095	16,828,153	—	875,906	2,229,095	17,704,060	19,933,155	(3,799,499)	16,133,656	—
Highlands, The	Scottsdale, AZ	1990	272	11,823,840	31,990,970	—	1,988,178	11,823,840	33,979,148	45,802,988	(1,292,483)	44,510,505	—
Hudson Crossing	New York, NY (G)	2003	259	23,420,000	70,086,385	—	221,972	23,420,000	70,308,357	93,728,357	(6,183,117)	87,545,240	—
Hudson Crossing II	New York, NY	(F)	—	13,177,769	3,517,127	—	—	13,177,769	3,517,127	16,694,895	—	16,694,895	—
Hudson Pointe	Jersey City, NJ	2003	182	5,148,500	41,013,460	—	299,906	5,148,500	41,313,365	46,461,865	(4,267,517)	42,194,348	—
Hunt Club	Charlotte, NC	1990	300	990,000	17,992,887	—	1,154,961	990,000	19,147,849	20,137,849	(5,850,067)	14,287,781	—
Hunt Club II	Charlotte, NC	(F)	—	100,000	—	—	—	100,000	—	100,000	—	100,000	—
Huntington Park	Everett, WA	1991	381	1,597,500	14,367,864	—	2,518,625	1,597,500	16,886,489	18,483,989	(7,804,784)	10,679,205	—
Indian Bend	Scottsdale, AZ	1973	277	1,075,700	9,800,330	—	2,673,652	1,075,700	12,473,982	13,549,682	(6,042,389)	7,507,293	—
Indian Tree	Arvada, CO	1983	168	881,225	4,552,815	—	1,766,348	881,225	6,319,163	7,200,388	(3,386,758)	3,813,630	—
Indigo Springs	Kent, WA	1991	278	1,270,500	11,446,902	—	2,215,795	1,270,500	13,662,697	14,933,197	(5,404,642)	9,528,555	—
Ivy Place	Atlanta, GA	1978	122	802,950	7,228,257	—	1,738,715	802,950	8,966,972	9,769,922	(3,535,461)	6,234,461	—
Junipers at Yarmouth	Yarmouth, ME	1970	225	1,355,700	7,860,135	—	1,996,205	1,355,700	9,856,340	11,212,040	(3,794,278)	7,417,761	—
Kempton Downs	Gresham, OR	1990	278	1,217,349	10,943,372	—	2,235,902	1,217,349	13,179,273	14,396,622	(5,916,913)	8,479,709	—
Kenwood Mews	Burbank, CA	1991	141	14,100,000	24,622,612	—	1,848	14,100,000	24,624,460	38,724,460	(383,877)	38,340,583	—
Keystone	Austin, TX	1981	166	498,500	4,487,295	—	1,547,837	498,500	6,035,133	6,533,633	(2,961,334)	3,572,298	—
Kings Colony	Miami, FL	1986	480	19,200,000	48,378,023	—	257,964	19,200,000	48,635,987	67,835,987	(2,458,570)	65,377,418	—
Kingsport	Alexandria, VA	1986	416	1,262,250	12,198,188	—	4,334,005	1,262,250	16,532,194	17,794,444	(7,426,728)	10,367,716	—
Kirby Place	Houston, TX	1994	362	3,621,600	25,896,774	—	1,899,748	3,621,600	27,796,522	31,418,122	(9,307,656)	22,110,466	—
La Mirage	San Diego, CA	1988/1992	1,070	28,895,200	95,567,943	—	7,199,796	28,895,200	102,767,738	131,662,938	(34,836,363)	96,826,576	—
La Mirage IV	San Diego, CA	2001	340	6,000,000	47,449,353	—	848,077	6,000,000	48,297,430	54,297,430	(8,904,407)	45,393,023	—
La Tour Fontaine	Houston, TX	1994	162	2,916,000	15,917,178	—	1,180,868	2,916,000	17,098,046	20,014,046	(5,182,559)	14,831,487	—
Lakes at Vinings	Atlanta, GA	1972/1975	464	6,498,000	21,832,252	—	2,882,527	6,498,000	24,714,779	31,212,779	(8,123,649)	23,089,129	—
Lakeshore at Preston	Plano, TX	1992	302	3,325,800	15,208,348	—	2,028,442	3,325,800	17,236,789	20,562,589	(5,350,594)	15,211,996	—
Lakeville Resort	Petaluma, CA	1984	492	2,736,500	24,610,651	—	4,067,520	2,736,500	28,678,171	31,414,671	(11,115,508)	20,299,163	—
Lakewood Oaks	Dallas, TX	1987	352	1,631,600	14,686,192	—	3,279,166	1,631,600	17,965,357	19,596,957	(8,029,747)	11,567,210	—
Landings at Port Imperial	W. New York, NJ	1999	276	27,246,045	37,741,050	—	882,249	27,246,045	38,623,298	65,869,343	(8,230,557)	57,638,786	—
Larkspur Shores	Hilliard, OH	1983	342	17,107,300	31,399,237	—	4,308,968	17,107,300	35,708,205	52,815,505	(11,956,101)	40,859,404	—
Larkspur Woods	Sacramento, CA	1989/1993	232	5,802,900	14,576,106	—	1,542,005	5,802,900	16,118,112	21,921,012	(5,554,100)	16,366,912	—
Laurel Ridge	Chapel Hill, NC	1975	160	160,000	3,206,076	—	3,911,569	160,000	7,117,645	7,277,645	(4,932,549)	2,345,096	—
Laurel Ridge II	Chapel Hill, NC	(F)	—	22,551	—	—	—	22,551	—	22,551	—	22,551	—
Lexington Farm	Alpharetta, GA	1995	352	3,521,900	22,888,305	—	1,764,602	3,521,900	24,652,907	28,174,807	(7,201,543)	20,973,264	—
Lexington Park	Orlando, FL	1988	252	2,016,000	12,346,726	—	1,999,917	2,016,000	14,346,642	16,362,642	(4,568,150)	11,794,493	—
Lincoln Green	Pleasant Hill, CA	1973	252	15,000,000	24,335,499	—	34,297	15,000,000	24,369,795	39,369,795	(1,099,329)	38,270,466	—
Little Cottonwoods	Tempe, AZ	1984	379	3,050,133	26,991,689	—	2,504,455	3,050,133	29,496,145	32,546,278	(9,768,618)	22,777,659	—
Lofton Place	Tampa, FL	1988	280	2,240,000	16,679,214	—	2,077,089	2,240,000	18,756,303	20,996,303	(5,843,509)	15,152,794	—
Longfellow Place	Boston, MA (G)	1975	710	53,164,160	183,940,619	—	30,254,795	53,164,160	214,195,414	267,359,574	(60,712,369)	206,647,205	—
Longview Place	Waltham, MA	2004	348	20,880,000	90,255,509	—	79,293	20,880,000	90,334,802	111,214,802	(5,458,557)	105,756,245	—
Madison at Stone Creek	Austin, TX	1995	390	2,535,000	22,611,700	—	1,848,920	2,535,000	24,460,620	26,995,620	(7,436,946)	19,558,674	—
Madison at the Arboretum	Austin, TX	1995	161	1,046,500	9,638,269	—	1,952,393	1,046,500	11,590,662	12,637,162	(3,471,984)	9,165,178	—
Madison at Walnut Creek	Austin, TX	1994	342	2,737,600	14,623,574	—	1,835,038	2,737,600	16,458,612	19,196,212	(5,852,372)	13,343,840	—
Madison at Wells Branch	Austin, TX	1995	300	2,377,344	16,370,879	—	2,158,072	2,377,344	18,528,951	20,906,295	(4,671,141)	16,235,154	—
Madison on Melrose	Richardson, TX	1995	200	1,300,000	15,096,551	—	829,103	1,300,000	15,925,654	17,225,654	(4,675,241)	12,550,413	—
Madison on the Parkway	Dallas, TX	1995	376	2,444,000	22,505,043	—	2,081,282	2,444,000	24,586,325	27,030,325	(7,384,461)	19,645,864	—

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2006

						Cost Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
Description				Company		(Improvements, net) (E)		Period 12/31/06
		Date of			Building &		Building &		Building &		Accumulated	Investment in Real
Apartment Name	Location	Construction	Units (I)	Land	Fixtures	Land	Fixtures	Land	Fixtures (A)	Total (B)	Depreciation (C)	Estate, Net at 12/31/06	Encumbrances
Magnolia at Whitlock	Marietta, GA	1971	152	132,979	1,526,005	—	3,782,685	132,979	5,308,690	5,441,668	(3,581,897)	1,859,771	—
Mariners Wharf	Orange Park, FL	1989	272	1,861,200	16,744,951	—	2,127,022	1,861,200	18,871,973	20,733,173	(6,234,520)	14,498,652	—
Marquessa	Corona Hills, CA	1992	336	6,888,500	21,604,584	—	2,176,400	6,888,500	23,780,983	30,669,483	(8,110,280)	22,559,203	—
Martha Lake	Lynnwood, WA	1991	155	821,200	7,405,070	—	1,531,105	821,200	8,936,176	9,757,376	(3,324,988)	6,432,388	—
Merrill Creek	Lakewood, WA	1994	149	814,200	7,330,606	—	664,425	814,200	7,995,031	8,809,231	(2,833,005)	5,976,226	—
Metro on First	Seattle, WA (G)	2002	102	8,540,000	12,209,981	—	69,697	8,540,000	12,279,678	20,819,678	(870,026)	19,949,652	—
Milano Terrace Private Residences	Scottsdale, AZ	1984	71	1,061,993	6,356,901	—	1,748,516	1,061,993	8,105,417	9,167,410	(1,897,428)	7,269,982	—
Mill Creek	Milpitas, CA	1991	516	12,858,693	57,168,503	—	1,334,067	12,858,693	58,502,570	71,361,263	(8,255,094)	63,106,169	—
Millbrook I	Alexandria, VA	1996	406	24,360,000	86,177,543	—	42,227	24,360,000	86,219,770	110,579,770	(3,923,864)	106,655,905	—
Mira Flores	Palm Beach Gardens, FL	1996	352	7,040,000	22,515,299	—	852,627	7,040,000	23,367,926	30,407,926	(4,658,817)	25,749,108	—
Mission Bay	Orlando, FL	1991	304	2,432,000	21,623,560	—	1,617,988	2,432,000	23,241,549	25,673,549	(7,036,480)	18,637,069	—
Missions at Sunbow	Chula Vista, CA	2003	336	28,560,000	59,287,427	—	164,982	28,560,000	59,452,409	88,012,409	(3,692,391)	84,320,018	—
Misty Woods	Cary, NC	1984	360	720,790	18,063,934	—	2,650,973	720,790	20,714,907	21,435,697	(7,094,334)	14,341,363	—
Montecito	Valencia, CA	1999	210	8,400,000	24,709,146	—	1,010,303	8,400,000	25,719,449	34,119,449	(5,509,670)	28,609,779	—
Monterra in Mill Creek	Mill Creek, WA	2003	139	2,800,000	13,255,123	—	112,437	2,800,000	13,367,560	16,167,560	(1,159,046)	15,008,514	—
Montevista	Dallas, TX	2000	350	3,931,550	19,788,568	—	1,073,778	3,931,550	20,862,346	24,793,896	(4,151,265)	20,642,631	—
Montclair Metro	Montclair, NJ	(F)	—	2,208,343	1,876,675	—	—	2,208,343	1,876,675	4,085,018	—	4,085,018	—
Morningside	Scottsdale, AZ	1989	160	670,470	12,607,976	—	1,018,022	670,470	13,625,998	14,296,468	(4,539,150)	9,757,318	—
Mountain Park Ranch	Phoenix, AZ	1994	240	1,662,332	18,260,276	—	1,282,342	1,662,332	19,542,618	21,204,950	(6,461,637)	14,743,312	—
Mountain Terrace	Stevenson Ranch, CA	1992	510	3,966,500	35,814,995	—	2,582,625	3,966,500	38,397,620	42,364,120	(13,712,782)	28,651,338	—
Newport Heights	Tukwila, WA	1985	80	391,200	3,522,780	—	754,129	391,200	4,276,909	4,668,109	(2,030,416)	2,637,693	—
North Pier at Harborside	Jersey City, NJ	2003	297	4,000,159	94,681,052	—	377,442	4,000,159	95,058,494	99,058,653	(9,178,311)	89,880,343	—
Northampton 2	Largo, MD	1988	276	1,513,500	14,246,990	—	2,574,425	1,513,500	16,821,415	18,334,915	(7,489,500)	10,845,415	—
Northlake (MD)	Germantown, MD	1985	304	15,000,000	23,142,302	—	6,499,373	15,000,000	29,641,675	44,641,675	(1,908,165)	42,733,510	—
Northridge	Pleasant Hill, CA	1974	221	5,527,800	14,691,705	—	2,171,747	5,527,800	16,863,452	22,391,252	(5,749,674)	16,641,577	—
Northwoods Village	Cary, NC	1986	228	1,369,700	11,460,337	—	2,155,446	1,369,700	13,615,783	14,985,483	(4,997,276)	9,988,207	—
Oaks (NC)	Charlotte, NC	1996	318	2,196,744	23,601,540	—	792,240	2,196,744	24,393,780	26,590,524	(7,155,627)	19,434,897	—
Oaks at Falls Church	Falls Church, VA	1966	176	20,240,000	20,152,616	—	1,262,957	20,240,000	21,415,573	41,655,573	(926,752)	40,728,821	—
Ocean Crest	Solana Beach, CA	1986	146	5,111,200	11,910,438	—	1,221,892	5,111,200	13,132,330	18,243,530	(4,082,916)	14,160,614	—
Olympus Towers	Seattle, WA (G)	2000	328	14,752,034	73,376,841	—	393,564	14,752,034	73,770,405	88,522,439	(8,316,047)	80,206,392	—
Orchard Ridge	Lynnwood, WA	1988	104	480,600	4,372,033	—	811,590	480,600	5,183,622	5,664,222	(2,419,734)	3,244,488	—
Overlook Manor	Frederick, MD	1980/1985	108	1,299,100	3,930,931	—	1,578,052	1,299,100	5,508,983	6,808,083	(1,937,726)	4,870,357	—
Overlook Manor II	Frederick, MD	1980/1985	182	2,186,300	6,262,597	—	634,872	2,186,300	6,897,469	9,083,769	(2,193,575)	6,890,194	—
Overlook Manor III	Frederick, MD	1980/1985	64	1,026,300	3,027,390	—	328,263	1,026,300	3,355,652	4,381,952	(1,039,663)	3,342,289	—
Paces Station	Atlanta, GA	1984-1988/1989	610	4,801,500	32,548,053	—	6,244,275	4,801,500	38,792,327	43,593,827	(14,162,416)	29,431,412	—
Pacific Cove at Playa Del Rey, LLC	Playa Del Ray, CA	1984	80	7,550,220	20,008,783	—	156,059	7,550,220	20,164,842	27,715,062	—	27,715,062	—
Palladia	Hillsboro, OR	2000	497	6,461,000	44,888,156	—	821,855	6,461,000	45,710,011	52,171,011	(9,358,197)	42,812,813	—
Panther Ridge	Federal Way, WA	1980	260	1,055,800	9,506,117	—	1,308,645	1,055,800	10,814,762	11,870,562	(4,163,363)	7,707,199	—
Paradise Pointe	Dania, FL	1987-90	320	1,913,414	17,417,956	—	4,119,571	1,913,414	21,537,527	23,450,941	(9,471,257)	13,979,684	—
Parc Royale	Houston, TX	1994	171	2,223,000	11,936,833	—	1,558,738	2,223,000	13,495,570	15,718,570	(4,240,368)	11,478,202	—
Parc Vue at Lake Buena Vista	Orlando, FL	2000/2002	336	11,760,000	34,526,029	—	855,283	11,760,000	35,381,312	47,141,312	(2,214,447)	44,926,865	—
Park at Turtle Run	Coral Springs, FL	2001	257	15,420,000	36,064,629	—	115,286	15,420,000	36,179,915	51,599,915	(2,113,355)	49,486,559	—
Park Bloomingdale Condominium Homes	Bloomingdale, IL	1989	172	2,282,317	11,550,120	—	2,195,517	2,282,317	13,745,637	16,027,954	(4,107,908)	11,920,046	—
Park Meadow	Gilbert, AZ	1986	224	835,217	15,120,769	—	1,670,556	835,217	16,791,324	17,626,541	(5,550,735)	12,075,806	—
Park Place (TX)	Houston, TX	1996	229	1,603,000	12,054,926	—	914,966	1,603,000	12,969,891	14,572,891	(4,275,260)	10,297,631	—
Park West (CA)	Los Angeles, CA	1987/90	444	3,033,500	27,302,383	—	3,444,937	3,033,500	30,747,320	33,780,820	(12,802,928)	20,977,892	—
Parkside	Union City, CA	1979	208	6,246,700	11,827,453	—	2,803,628	6,246,700	14,631,081	20,877,781	(5,202,705)	15,675,076	—
Parkview Terrace	Redlands, CA	1986	558	4,969,200	35,653,777	—	8,070,060	4,969,200	43,723,837	48,693,037	(13,325,566)	35,367,472	—
Parkwood (CT)	East Haven, CT	1975	102	531,365	3,552,064	—	464,999	531,365	4,017,063	4,548,427	(966,800)	3,581,627	—
Phillips Park	Wellesley, MA	1988	49	816,922	5,460,955	—	551,882	816,922	6,012,837	6,829,759	(1,335,175)	5,494,584	—
Pine Harbour	Orlando, FL	1991	366	1,664,300	14,970,915	—	2,631,472	1,664,300	17,602,387	19,266,687	(8,332,502)	10,934,185	—
Playa Pacifica	Hermosa Beach, CA	1972	285	35,100,000	33,473,822	—	410,291	35,100,000	33,884,113	68,984,113	(1,887,355)	67,096,758	—
Plum Tree	Hales Corners, WI	1989	332	1,996,700	20,247,195	—	1,435,400	1,996,700	21,682,595	23,679,295	(7,131,242)	16,548,053	—
Pointe at South Mountain	Phoenix, AZ	1988	364	2,228,800	20,059,311	—	2,536,265	2,228,800	22,595,576	24,824,376	(8,111,203)	16,713,174	—
Polos East	Orlando, FL	1991	308	1,386,000	19,058,620	—	1,438,211	1,386,000	20,496,831	21,882,831	(6,265,330)	15,617,500	—
Port Royale	Ft. Lauderdale, FL (G)	1988	252	1,754,200	15,789,873	—	4,293,894	1,754,200	20,083,767	21,837,967	(8,314,371)	13,523,596	—
Port Royale II	Ft. Lauderdale, FL (G)	1988	161	1,022,200	9,203,166	—	2,712,635	1,022,200	11,915,801	12,938,001	(4,532,826)	8,405,175	—
Port Royale III	Ft. Lauderdale, FL (G)	1988	324	7,454,900	14,725,802	—	4,931,699	7,454,900	19,657,501	27,112,401	(6,749,472)	20,362,929	—
Port Royale IV	Ft. Lauderdale, FL	(F)	—	—	26,997	—	—	—	26,997	26,997	—	26,997	—
Portofino	Chino Hills, CA	1989	176	3,572,400	14,660,994	—	1,314,151	3,572,400	15,975,145	19,547,545	(5,206,302)	14,341,242	—
Preakness	Antioch, TN	1986	260	1,561,900	7,668,521	—	2,224,100	1,561,900	9,892,621	11,454,521	(3,998,297)	7,456,225	—
Preserve at Deer Creek	Deerfield Beach, FL	1997	540	13,500,000	60,011,208	—	691,204	13,500,000	60,702,413	74,202,413	(7,071,995)	67,130,418	—
Prime, The	Arlington, VA	2002	256	32,000,000	64,449,841	—	(5)	32,000,000	64,449,836	96,449,836	(1,003,651)	95,446,185	—
Promenade (FL)	St. Petersburg, FL	1994	334	2,124,193	25,804,037	—	3,107,691	2,124,193	28,911,728	31,035,921	(8,760,171)	22,275,750	—
Promenade at Aventura	Aventura, FL	1995	296	13,320,000	30,353,748	—	1,529,461	13,320,000	31,883,209	45,203,209	(6,985,380)	38,217,829	—
Promenade at Peachtree	Chamblee, GA	2001	406	10,150,000	31,219,739	—	1,040,108	10,150,000	32,259,847	42,409,847	(3,372,922)	39,036,925	—
Promenade at Town Center I	Valencia, CA	2001	294	14,700,000	35,390,279	—	841,778	14,700,000	36,232,057	50,932,057	(4,382,847)	46,549,209	—
Promenade at Wyndham Lakes	Coral Springs, FL	1998	332	6,640,000	26,743,760	—	1,038,403	6,640,000	27,782,163	34,422,163	(6,559,185)	27,862,978	—
Promenade Terrace	Corona, CA	1990	330	2,272,800	20,546,289	—	3,110,625	2,272,800	23,656,915	25,929,715	(9,058,086)	16,871,628	—
Promontory Pointe I & II	Phoenix, AZ	1984/1996	424	2,355,509	30,421,840	—	2,899,735	2,355,509	33,321,575	35,677,084	(10,974,605)	24,702,479	—
Prospect Towers	Hackensack, NJ	1995	157	3,926,600	27,966,416	—	2,831,346	3,926,600	30,797,763	34,724,363	(9,993,091)	24,731,271	—
Prospect Towers II	Hackensack, NJ	2002	203	4,500,000	33,104,733	—	889,424	4,500,000	33,994,157	38,494,157	(5,663,287)	32,830,870	—
Providence	Bothell, WA	2000	200	3,573,621	19,055,505	—	266,848	3,573,621	19,322,354	22,895,975	(2,345,897)	20,550,078	—
Ranch at Fossil Creek	Haltom City, TX	2003	274	1,715,435	16,829,282	—	436,756	1,715,435	17,266,038	18,981,473	(2,300,557)	16,680,916	—
Ravinia	Greenfield, WI	1991	206	1,240,100	12,055,713	—	832,049	1,240,100	12,887,762	14,127,862	(4,265,270)	9,862,593	—
Redlands Lawn and Tennis	Redlands, CA	1986	496	4,822,320	26,359,328	—	3,241,300	4,822,320	29,600,629	34,422,949	(9,888,427)	24,534,522	—
Redmond Ridge (Land)	Redmond, WA	(F)	—	6,975,705	6,671,830	—	—	6,975,705	6,671,830	13,647,535	—	13,647,535	—
Regency	Charlotte, NC	1986	178	890,000	11,783,920	—	1,315,147	890,000	13,099,067	13,989,067	(3,982,637)	10,006,429	—
Regency Palms	Huntington Beach, CA	1969	310	1,857,400	16,713,254	—	3,079,768	1,857,400	19,793,021	21,650,421	(8,064,331)	13,586,090	—
Regency Park	Centreville, VA	1989	252	2,521,500	16,200,666	—	4,662,656	2,521,500	20,863,322	23,384,822	(6,371,370)	17,013,452	—
Remington Place	Phoenix, AZ	1983	412	1,492,750	13,377,478	—	3,470,919	1,492,750	16,848,397	18,341,147	(7,278,079)	11,063,068	—
Reserve at Clarendon Centre, The	Arlington, VA (G)	2003	252	10,500,000	52,812,935	—	776,698	10,500,000	53,589,633	64,089,633	(6,382,075)	57,707,558	—
Reserve at Eisenhower, The	Alexandria, VA	2002	226	6,500,000	34,585,060	—	174,392	6,500,000	34,759,452	41,259,452	(5,085,596)	36,173,855	—
Reserve at Empire Lakes	Rancho Cucamonga, CA	2005	467	16,345,000	73,081,671	—	112,194	16,345,000	73,193,864	89,538,864	(4,504,542)	85,034,322	—
Reserve at Moreno Valley Ranch	Moreno Valley, CA	2005	176	8,800,000	26,151,088	—	31,882	8,800,000	26,182,970	34,982,970	(1,196,124)	33,786,846	—
Residences at Little River	Haverhill, MA	2003	174	6,905,138	19,172,797	—	190,531	6,905,138	19,363,328	26,268,466	(2,409,000)	23,859,467	—
Richmond Townhomes	Houston, TX	1995	188	940,000	13,906,905	—	2,171,398	940,000	16,078,303	17,018,303	(4,589,497)	12,428,806	—
Ridgewood Village	San Diego, CA	1997	192	5,761,500	14,032,511	—	775,745	5,761,500	14,808,256	20,569,756	(4,598,153)	15,971,602	—
Ridgewood Village II	San Diego, CA	1997	216	6,048,000	19,971,537	—	136,416	6,048,000	20,107,953	26,155,953	(4,312,547)	21,843,406	—
Rincon	Houston, TX	1996	288	4,401,900	16,734,746	—	1,664,598	4,401,900	18,399,344	22,801,244	(6,572,590)	16,228,654	—
River Hill	Grand Prairie, TX	1996	334	2,004,000	19,272,944	—	1,428,146	2,004,000	20,701,090	22,705,090	(6,277,321)	16,427,769	—
River Park	Fort Worth, TX	1984	280	2,245,400	8,811,727	—	2,891,050	2,245,400	11,702,777	13,948,177	(4,414,847)	9,533,329	—
River Stone Ranch	Austin, TX	1998	448	5,376,000	27,004,185	—	1,391,746	5,376,000	28,395,931	33,771,931	(3,966,450)	29,805,481	—
Riviera at West Village	Dallas, TX	1995	150	6,534,000	14,749,422	—	822,128	6,534,000	15,571,550	22,105,550	(1,111,667)	20,993,883	—

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2006

						Cost Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
Description				Company		(Improvements, net) (E)		Period 12/31/06
		Date of			Building &		Building &		Building &		Accumulated	Investment in Real
Apartment Name	Location	Construction	Units (I)	Land	Fixtures	Land	Fixtures	Land	Fixtures (A)	Total (B)	Depreciation (C)	Estate, Net at 12/31/06	Encumbrances
Rivers Edge	Waterbury, CT	1974	156	781,900	6,561,167	—	908,573	781,900	7,469,740	8,251,640	(2,379,281)	5,872,359	—
Rock Creek	Carrboro, NC	1986	188	895,700	8,062,543	—	1,888,798	895,700	9,951,341	10,847,041	(3,850,036)	6,997,004	—
Rosecliff	Quincy, MA	1990	156	5,460,000	15,721,570	—	385,476	5,460,000	16,107,046	21,567,046	(4,164,987)	17,402,058	—
Royal Oaks (FL)	Jacksonville, FL	1991	284	1,988,000	13,645,117	—	2,018,719	1,988,000	15,663,836	17,651,836	(4,763,881)	12,887,955	—
Sabal Palm at Boot Ranch	Palm Harbor, FL	1996	432	3,888,000	28,923,692	—	2,086,359	3,888,000	31,010,050	34,898,050	(9,325,573)	25,572,477	—
Sabal Palm at Carrollwood Place	Tampa, FL	1995	432	3,888,000	26,911,542	—	1,475,872	3,888,000	28,387,415	32,275,415	(8,426,151)	23,849,264	—
Sabal Palm at Lake Buena Vista	Orlando, FL	1988	400	2,800,000	23,687,893	—	2,182,202	2,800,000	25,870,095	28,670,095	(7,872,138)	20,797,956	—
Sabal Palm at Metrowest	Orlando, FL	1998	411	4,110,000	38,394,865	—	2,197,274	4,110,000	40,592,138	44,702,138	(12,045,661)	32,656,477	—
Sabal Palm at Metrowest II	Orlando, FL	1997	456	4,560,000	33,907,283	—	1,628,540	4,560,000	35,535,823	40,095,823	(10,349,274)	29,746,549	—
Sabal Pointe	Coral Springs, FL	1995	275	1,951,600	17,570,508	—	2,421,872	1,951,600	19,992,380	21,943,980	(7,902,438)	14,041,542	—
Saddle Ridge	Ashburn, VA	1989	216	1,364,800	12,283,616	—	1,578,493	1,364,800	13,862,110	15,226,910	(5,622,464)	9,604,445	—
Sailboat Bay	Raleigh, NC	1986	192	960,000	8,797,580	—	1,146,582	960,000	9,944,161	10,904,161	(3,111,950)	7,792,211	—
San Marcos	Scottsdale, AZ	1995	320	20,000,000	31,236,223	—	11,258	20,000,000	31,247,481	51,247,481	(519,582)	50,727,899	—
Savannah at Park Place	Atlanta, GA	2001	416	7,696,095	34,114,542	—	1,919,334	7,696,095	36,033,876	43,729,971	(4,071,207)	39,658,764	—
Savannah Lakes	Boynton Beach, FL	1991	466	7,000,000	30,422,607	—	1,443,363	7,000,000	31,865,970	38,865,970	(6,147,882)	32,718,087	—
Scottsdale Meadows	Scottsdale, AZ	1984	168	1,512,000	11,407,699	—	1,138,943	1,512,000	12,546,642	14,058,642	(4,204,408)	9,854,234	—
Seeley Lake	Lakewood, WA	1990	522	2,760,400	24,845,286	—	2,716,246	2,760,400	27,561,533	30,321,933	(9,781,751)	20,540,182	—
Seventh & James	Seattle, WA	1992	96	663,800	5,974,803	—	1,980,783	663,800	7,955,586	8,619,386	(3,242,280)	5,377,107	—
Shadow Creek	Winter Springs, FL	2000	280	6,000,000	21,719,768	—	686,031	6,000,000	22,405,800	28,405,800	(2,528,671)	25,877,129	—
Shadow Lake	Doraville, GA	1989	228	1,140,000	13,117,277	—	904,999	1,140,000	14,022,276	15,162,276	(4,256,796)	10,905,480	—
Sheffield Court	Arlington, VA	1986	597	3,349,350	31,337,332	—	3,706,251	3,349,350	35,043,584	38,392,934	(15,153,000)	23,239,934	—
Silver Spring	Silver Spring, MD	(F)	—	18,539,817	22,144,191	—	—	18,539,817	22,144,191	40,684,008	—	40,684,008	—
Silver Springs (FL)	Jacksonville, FL	1985	432	1,831,100	16,474,735	—	4,521,158	1,831,100	20,995,893	22,826,993	(8,295,022)	14,531,971	—
Skylark	Union City, CA	1986	174	1,781,600	16,731,916	—	1,143,820	1,781,600	17,875,736	19,657,336	(5,425,454)	14,231,882	—
Sommerset Place	Raleigh, NC	1983	144	360,000	7,800,206	—	1,045,295	360,000	8,845,500	9,205,500	(2,803,374)	6,402,126	—
Sonata at Cherry Creek	Denver, CO	1999	183	5,490,000	18,130,479	—	693,378	5,490,000	18,823,857	24,313,857	(4,107,443)	20,206,414	—
Sonoran	Phoenix, AZ	1995	429	2,361,922	31,841,724	—	1,787,444	2,361,922	33,629,167	35,991,089	(10,913,107)	25,077,982	—
South Palm Place Condominium Homes	Tamarac, FL	1991	99	771,120	7,019,483	—	1,364,382	771,120	8,383,864	9,154,984	(2,119,831)	7,035,152	—
Southwood	Palo Alto, CA	1985	99	6,936,600	14,324,069	—	1,485,834	6,936,600	15,809,903	22,746,503	(5,048,516)	17,697,988	—
Spring Hill Commons	Acton, MA	1973	105	1,107,436	7,402,980	—	961,530	1,107,436	8,364,510	9,471,945	(1,887,933)	7,584,013	—
Springbrook Estates	Riverside, CA	(F)	—	70,532,700	158,297	—	—	70,532,700	158,297	70,690,997	—	70,690,997	—
St. Andrews at Winston Park	Coconut Creek, FL	1997	284	5,680,000	19,812,090	—	862,771	5,680,000	20,674,861	26,354,861	(4,047,253)	22,307,608	—
Steeplechase	Charlotte, NC	1986	247	1,111,500	10,180,750	—	1,367,405	1,111,500	11,548,155	12,659,655	(3,630,538)	9,029,117	—
Stone Oak	Houston, TX	1998	318	2,502,876	17,513,496	—	947,832	2,502,876	18,461,328	20,964,204	(3,364,858)	17,599,346	—
Stonegate (CO)	Broomfield, CO	2003	350	8,750,000	32,998,775	—	1,615,116	8,750,000	34,613,891	43,363,891	(2,333,918)	41,029,973	—
Stoneleigh at Deerfield	Alpharetta, GA	2003	370	4,810,000	29,999,596	—	331,831	4,810,000	30,331,427	35,141,427	(2,836,991)	32,304,435	—
Stoney Creek	Lakewood, WA	1990	231	1,215,200	10,938,134	—	1,594,714	1,215,200	12,532,847	13,748,047	(4,449,457)	9,298,590	—
Sturbridge Meadows	Sturbridge, MA	1985	104	702,447	4,695,714	—	643,591	702,447	5,339,305	6,041,752	(1,222,760)	4,818,992	—
Summer Creek	Plymouth, MN	1985	72	579,600	3,815,800	—	563,958	579,600	4,379,758	4,959,358	(1,528,244)	3,431,114	—
Summer Ridge	Riverside, CA	1985	136	602,400	5,422,807	—	1,785,972	602,400	7,208,779	7,811,179	(2,745,010)	5,066,169	—
Summerset Village II	Chatsworth, CA	(F)	—	260,646	31,577	—	—	260,646	31,577	292,223	—	292,223	—
Summerwood	Hayward, CA	1982	162	4,866,600	6,942,743	—	1,042,052	4,866,600	7,984,796	12,851,396	(2,695,431)	10,155,965	—
Summit at Lake Union	Seattle, WA	1995 - 1997	150	1,424,700	12,852,461	—	1,428,589	1,424,700	14,281,050	15,705,750	(5,124,417)	10,581,333	—
Sunforest	Davie, FL	1989	494	10,000,000	32,124,850	—	1,747,157	10,000,000	33,872,006	43,872,006	(4,706,870)	39,165,137	—
Surrey Downs	Bellevue, WA	1986	122	3,057,100	7,848,618	—	793,762	3,057,100	8,642,380	11,699,480	(2,799,920)	8,899,560	—
Sycamore Creek	Scottsdale, AZ	1984	350	3,152,000	19,083,727	—	2,197,744	3,152,000	21,281,471	24,433,471	(7,389,141)	17,044,330	—
Tamarlane	Portland, ME	1986	115	690,900	5,153,633	—	603,641	690,900	5,757,274	6,448,174	(2,078,515)	4,369,659	—
Timber Hollow	Chapel Hill, NC	1986	198	800,000	11,219,537	—	1,475,045	800,000	12,694,581	13,494,581	(3,902,869)	9,591,712	—
Timber Ridge, LLC	Woodinville, WA	1986	4	28,629	265,181	—	(64,057)	28,629	201,125	229,754	(115,062)	114,691	—
Timberwalk	Jacksonville, FL	1987	284	1,988,000	13,204,219	—	1,415,041	1,988,000	14,619,259	16,607,259	(4,641,908)	11,965,351	—
Tortuga Bay	Orlando, FL	2004	314	6,280,000	32,121,779	—	416,449	6,280,000	32,538,228	38,818,228	(2,723,427)	36,094,801	—
Toscana	Irvine, CA	1991/1993	563	39,410,000	50,806,072	—	3,776,758	39,410,000	54,582,831	93,992,831	(12,480,800)	81,512,030	—
Town Center (TX)	Kingwood, TX	1994	258	1,291,300	11,530,216	—	1,992,505	1,291,300	13,522,721	14,814,021	(4,873,105)	9,940,917	—
Town Center II (TX)	Kingwood, TX	1994	260	1,375,000	14,169,656	—	92,683	1,375,000	14,262,339	15,637,339	(3,604,908)	12,032,431	—
Townes at Herndon	Herndon, VA	2002	218	10,900,000	49,216,125	—	22,214	10,900,000	49,238,339	60,138,339	(1,574,437)	58,563,902	—
Tradition at Alafaya	Oviedo, FL	2006	253	7,590,000	32,014,299	—	(117)	7,590,000	32,014,182	39,604,182	(1,010,541)	38,593,642	—
Trails at Dominion Park	Houston, TX	1992	843	2,531,800	35,699,589	—	5,248,612	2,531,800	40,948,201	43,480,001	(15,291,501)	28,188,500	—
Trump Place, 140 Riverside	New York, NY (G)	2003	354	103,539,100	94,082,057	—	122,980	103,539,100	94,205,037	197,744,137	(5,953,348)	191,790,789	—
Trump Place, 160 Riverside	New York, NY (G)	2001	455	139,933,500	190,963,887	—	469,688	139,933,500	191,433,575	331,367,075	(10,922,967)	320,444,108	—
Trump Place, 180 Riverside	New York, NY (G)	1998	516	144,968,250	138,345,708	—	1,546,310	144,968,250	139,892,018	284,860,268	(8,557,076)	276,303,193	—
Turnberry Isle	Dallas, TX	1994	187	2,992,000	15,287,285	—	584,990	2,992,000	15,872,275	18,864,275	(1,582,010)	17,282,266	—
Tuscany at Lindbergh	Atlanta, GA	2001	324	9,720,000	40,874,023	—	641,135	9,720,000	41,515,158	51,235,158	(2,500,579)	48,734,580	—
Tyrone Gardens	Randolph, MA	1961/1965	165	4,953,000	5,799,572	—	1,414,338	4,953,000	7,213,910	12,166,910	(2,456,900)	9,710,010	—
Uptown Square	Denver, CO (G)	1999/2001	696	17,492,000	100,697,530	—	321,993	17,492,000	101,019,523	118,511,523	(3,250,099)	115,261,423	—
Valencia Plantation	Orlando, FL	1990	194	873,000	12,819,377	—	935,834	873,000	13,755,211	14,628,211	(4,008,336)	10,619,875	—
Versailles	Woodland Hills, CA	1991	253	12,650,000	33,656,292	—	2,335,009	12,650,000	35,991,301	48,641,301	(4,672,266)	43,969,035	—
Via Ventura	Scottsdale, AZ	1980	328	1,486,600	13,382,006	—	6,976,055	1,486,600	20,358,061	21,844,661	(11,540,954)	10,303,707	—
View Pointe	Riverside, CA	1998	208	10,400,000	26,315,150	—	630,958	10,400,000	26,946,108	37,346,108	(1,569,338)	35,776,770	—
Villa Solana	Laguna Hills, CA	1984	272	1,665,100	14,985,678	—	3,690,234	1,665,100	18,675,911	20,341,011	(8,999,716)	11,341,295	—
Village at Lakewood	Phoenix, AZ	1988	240	3,166,411	13,859,090	—	1,476,850	3,166,411	15,335,940	18,502,351	(5,322,569)	13,179,782	—
Village Oaks	Austin, TX	1984	280	1,186,000	10,663,736	—	2,882,522	1,186,000	13,546,258	14,732,258	(4,953,970)	9,778,287	—
Village of Newport	Kent, WA	1987	100	416,300	3,756,582	—	621,623	416,300	4,378,205	4,794,505	(2,054,658)	2,739,847	—
Virgil Square	Los Angeles, CA	1979	142	5,500,000	15,216,210	—	381,952	5,500,000	15,598,162	21,098,162	(1,165,569)	19,932,594	—
Vista Del Lago	Mission Viejo, CA	1986-88	608	4,525,800	40,736,293	—	7,454,025	4,525,800	48,190,319	52,716,119	(21,970,822)	30,745,296	—
Vista Grove	Mesa, AZ	1997 - 1998	224	1,341,796	12,157,045	—	925,655	1,341,796	13,082,700	14,424,496	(4,168,626)	10,255,871	—
Vista Montana - Residential	San Jose, CA	(F)	—	—	1,225,533	—	—	—	1,225,533	1,225,533	—	1,225,533	—
Vista Montana - Condo	San Jose, CA	(F)	—	—	439,553	—	—	—	439,553	439,553	—	439,553	—
Waterford (Jax) II	Jacksonville, FL	(F)	—	566,923	62,373	—	—	566,923	62,373	629,296	—	629,296	—
Waterford at Deerwood	Jacksonville, FL	1985	248	1,696,000	10,659,702	—	2,068,695	1,696,000	12,728,397	14,424,397	(4,193,484)	10,230,913	—
Waterford Place (CO)	Thornton, CO	1998	336	5,040,000	29,733,022	—	662,702	5,040,000	30,395,724	35,435,724	(2,289,513)	33,146,212	—
Waterside	Reston, VA	1984	276	20,700,000	27,474,388	—	796,855	20,700,000	28,271,242	48,971,242	(1,938,567)	47,032,675	—
Webster Green	Needham, MA	1985	77	1,418,893	9,485,006	—	457,298	1,418,893	9,942,304	11,361,197	(2,226,316)	9,134,881	—
Welleby Lake Club	Sunrise, FL	1991	304	3,648,000	17,620,879	—	1,583,390	3,648,000	19,204,270	22,852,270	(5,886,183)	16,966,086	—
Westfield Village	Centerville, VA	1988	228	7,000,000	23,245,834	—	3,765,784	7,000,000	27,011,618	34,011,618	(2,873,291)	31,138,327	—
Westridge	Tacoma, WA	1987/1991	714	3,501,900	31,506,082	—	3,983,305	3,501,900	35,489,387	38,991,287	(12,958,546)	26,032,741	—
Westside Villas I	Los Angeles, CA	1999	21	1,785,000	3,233,254	—	193,400	1,785,000	3,426,654	5,211,654	(822,173)	4,389,482	—
Westside Villas II	Los Angeles, CA	1999	23	1,955,000	3,541,435	—	50,148	1,955,000	3,591,583	5,546,583	(781,098)	4,765,486	—
Westside Villas III	Los Angeles, CA	1999	36	3,060,000	5,538,871	—	98,852	3,060,000	5,637,723	8,697,723	(1,233,642)	7,464,081	—
Westside Villas IV	Los Angeles, CA	1999	36	3,060,000	5,539,390	—	84,742	3,060,000	5,624,133	8,684,133	(1,220,045)	7,464,088	—
Westside Villas V	Los Angeles, CA	1999	60	5,100,000	9,224,485	—	143,070	5,100,000	9,367,556	14,467,556	(2,038,121)	12,429,434	—
Westside Villas VI	Los Angeles, CA	1989	18	1,530,000	3,023,523	—	146,993	1,530,000	3,170,515	4,700,515	(694,718)	4,005,797	—
Westside Villas VII	Los Angeles, CA	2001	53	4,505,000	10,758,900	—	141,444	4,505,000	10,900,343	15,405,343	(1,786,865)	13,618,479	—
Whispering Oaks	Walnut Creek, CA	1974	316	2,170,800	19,539,586	—	3,246,477	2,170,800	22,786,063	24,956,863	(8,857,885)	16,098,977	—
Willow Trail	Norcross, GA	1985	224	1,120,000	11,412,982	—	1,027,009	1,120,000	12,439,990	13,559,990	(3,850,958)	9,709,033	—

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2006

						Cost Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
Description				Company		(Improvements, net) (E)		Period 12/31/06
		Date of			Building &		Building &		Building &		Accumulated	Investment in Real
Apartment Name	Location	Construction	Units (I)	Land	Fixtures	Land	Fixtures	Land	Fixtures (A)	Total (B)	Depreciation (C)	Estate, Net at 12/31/06	Encumbrances
Wimberly	Dallas, TX	1996	372	2,232,000	27,685,923	—	1,445,913	2,232,000	29,131,836	31,363,836	(8,636,474)	22,727,362	—
Wimberly at Deerwood	Jacksonville, FL	2000	322	8,000,000	30,057,214	—	807,195	8,000,000	30,864,410	38,864,410	(1,878,829)	36,985,581	—
Wimbledon Oaks	Arlington, TX	1985	248	1,491,700	8,843,716	—	2,200,545	1,491,700	11,044,261	12,535,961	(3,615,907)	8,920,054	—
Winchester Park	Riverside, RI	1972	416	2,822,618	18,868,626	—	3,031,769	2,822,618	21,900,395	24,723,013	(5,883,598)	18,839,415	—
Winchester Wood	Riverside, RI	1989	62	683,215	4,567,154	—	436,297	683,215	5,003,451	5,686,666	(1,098,276)	4,588,391	—
Windemere	Mesa, AZ	1986	224	940,450	8,659,280	—	1,948,232	940,450	10,607,512	11,547,962	(4,190,260)	7,357,702	—
Windmont	Atlanta, GA	1988	178	3,204,000	7,128,448	—	783,453	3,204,000	7,911,901	11,115,901	(2,139,825)	8,976,076	—
Windsor at Fair Lakes	Fairfax, VA	1988	250	10,000,000	28,587,109	—	3,820,070	10,000,000	32,407,178	42,407,178	(3,280,409)	39,126,769	—
Winterwood	Charlotte, NC	1986	384	1,722,000	15,501,142	—	3,767,520	1,722,000	19,268,662	20,990,662	(9,406,175)	11,584,487	—
Wood Creek (CA)	Pleasant Hill, CA	1987	256	9,729,900	23,009,768	—	1,711,007	9,729,900	24,720,775	34,450,675	(8,542,210)	25,908,465	—
Woodbridge II	Cary, GA	1993-95	216	1,244,600	11,243,364	—	1,546,563	1,244,600	12,789,927	14,034,527	(4,862,665)	9,171,862	—
Woodland Hills	Decatur, GA	1985	228	1,224,600	11,010,681	—	2,314,167	1,224,600	13,324,848	14,549,448	(5,522,032)	9,027,416	—
Woodlands of Brookfield	Brookfield, WI	1990	148	1,484,600	13,961,081	—	1,157,041	1,484,600	15,118,122	16,602,722	(4,884,796)	11,717,926	—
Woodmoor	Austin, TX	1981	208	653,800	5,875,968	—	2,398,443	653,800	8,274,412	8,928,212	(4,290,687)	4,637,525	—
Woodside	Lorton, VA	1987	252	1,326,000	12,510,903	—	4,816,061	1,326,000	17,326,963	18,652,963	(6,745,922)	11,907,041	—
Yarmouth Woods	Yarmouth, ME	1971/1978	138	692,800	6,096,155	—	1,290,437	692,800	7,386,592	8,079,392	(2,497,078)	5,582,314	—
Management Business	Chicago, IL	(D)	—	—	—	—	69,475,276	—	69,475,276	69,475,276	(31,833,061)	37,642,215	—
Operating Partnership	Chicago, IL	(F)	—	—	491,595	—	—	—	491,595	491,595	—	491,595	—
EQR Wholly Owned Unencumbered			97,902	2,480,114,318	8,218,412,694	—	755,163,632	2,480,114,318	8,973,576,325	11,453,690,644	(2,006,699,313)	9,446,991,331	—

EQR Wholly Owned Encumbered:
1660 Peachtree	Atlanta, GA	1999	355	7,987,511	23,602,563	—	2,052,728	7,987,511	25,655,291	33,642,802	(2,969,665)	30,673,137	23,000,000
2400 M St	Washington, D.C. (G)	2006	359	30,006,593	114,138,624	—	85,766	30,006,593	114,224,390	144,230,983	(3,205,390)	141,025,593	75,936,000
2nd & 85th St	New York, NY	(F)	—	15,601,092	9,944,601	—	—	15,601,092	9,944,601	25,545,693	—	25,545,693	15,566,275
740 River Drive	St. Paul, MN	1962	163	1,626,700	11,234,943	—	3,347,310	1,626,700	14,582,252	16,208,952	(5,642,838)	10,566,114	5,077,662
929 House	Cambridge, MA (G)	1975	127	3,252,993	21,745,595	—	1,673,535	3,252,993	23,419,130	26,672,123	(5,226,889)	21,445,234	4,035,104
Academy Village	North Hollywood, CA	1989	248	25,000,000	23,593,194	—	1,184,661	25,000,000	24,777,855	49,777,855	(1,952,440)	47,825,415	20,000,000
Agliano	Tampa, FL	(F)	—	8,424,662	4,797,568	—	—	8,424,662	4,797,568	13,222,229	—	13,222,229	6,099,616
Alta Pacific	Irvine, CA	(F)	—	10,752,145	11,037,426	—	—	10,752,145	11,037,426	21,789,570	—	21,789,570	28,260,000
Amberton	Manassas, VA	1986	190	900,600	11,921,815	—	1,959,704	900,600	13,881,519	14,782,119	(4,963,171)	9,818,948	10,705,000
Arbor Terrace	Sunnyvale, CA	1979	174	9,057,300	18,483,642	—	1,590,781	9,057,300	20,074,423	29,131,723	(6,001,316)	23,130,407	(O	)
Arboretum (MA)	Canton, MA	1989	156	4,685,900	10,992,751	—	1,178,505	4,685,900	12,171,256	16,857,156	(3,896,064)	12,961,092	(L	)
Arboretum at Stonelake	Austin, TX	1996	408	6,120,000	24,069,023	—	1,657,170	6,120,000	25,726,193	31,846,193	(3,600,313)	28,245,880	14,970,000
Arbors of Hickory Hollow	Antioch, TN	1986	336	202,985	6,936,761	—	3,529,757	202,985	10,466,517	10,669,502	(5,870,130)	4,799,372	(K	)
Arden Villas	Orlando, FL	1999	336	5,500,000	28,600,796	—	2,089,931	5,500,000	30,690,727	36,190,727	(2,094,908)	34,095,819	23,247,561
Artisan Square	Northridge, CA	2002	140	7,000,000	20,537,359	—	292,700	7,000,000	20,830,060	27,830,060	(3,133,707)	24,696,353	(Q	)
Autumn River	Raleigh, NC	2002	284	3,408,000	20,890,457	—	513,753	3,408,000	21,404,210	24,812,210	(2,650,683)	22,161,527	(Q	)
Avon Place	Avon, CT	1973	163	1,788,943	12,440,003	—	811,291	1,788,943	13,251,294	15,040,237	(2,988,280)	12,051,958	(M	)
Bay Hill	Long Beach, CA	2002	160	7,600,000	27,437,239	—	153,455	7,600,000	27,590,694	35,190,694	(2,912,115)	32,278,579	13,996,000
Bradford Apartments	Newington, CT	1964	64	401,091	2,681,210	—	334,347	401,091	3,015,557	3,416,648	(734,598)	2,682,049	(M	)
Bradley Park	Puyallup, WA	1999	155	3,813,000	18,313,645	—	81,765	3,813,000	18,395,410	22,208,410	(1,103,632)	21,104,778	12,443,749
Briar Knoll Apts	Vernon, CT	1986	150	928,972	6,209,988	—	815,944	928,972	7,025,932	7,954,904	(1,704,439)	6,250,465	5,587,997
Briarwood (CA)	Sunnyvale, CA	1985	192	9,991,500	22,247,278	—	934,943	9,991,500	23,182,221	33,173,721	(6,824,575)	26,349,146	12,800,000
Brookdale Village	Naperville, IL	1986	252	3,276,000	16,293,023	—	1,890,027	3,276,000	18,183,050	21,459,050	(5,259,890)	16,199,160	10,820,000
Brookside (MD)	Frederick, MD	1993	228	2,736,000	7,934,069	—	1,505,337	2,736,000	9,439,406	12,175,406	(2,949,476)	9,225,930	8,170,000
Brooksyde Apts	West Hartford, CT	1945	80	594,711	3,975,523	—	462,828	594,711	4,438,351	5,033,062	(1,078,479)	3,954,583	(M	)
Burgundy Studios	Middletown, CT	1973	102	395,238	2,642,087	—	305,181	395,238	2,947,268	3,342,506	(766,460)	2,576,046	(M	)
Canterbury	Germantown, MD	1986	544	2,781,300	32,942,531	—	9,622,847	2,781,300	42,565,377	45,346,677	(14,717,022)	30,629,655	31,680,000
Carlyle	Dallas, TX	1993	180	1,890,000	14,155,000	—	757,963	1,890,000	14,912,963	16,802,963	(2,121,562)	14,681,401	7,985,386
Cedar Glen	Reading, MA	1980	114	1,248,505	8,346,003	—	870,999	1,248,505	9,217,002	10,465,507	(2,093,019)	8,372,489	1,330,414
Centennial Court	Seattle, WA (G)	2001	187	3,800,000	21,280,039	—	147,078	3,800,000	21,427,117	25,227,117	(1,768,802)	23,458,314	17,671,302
Centennial Tower	Seattle, WA (G)	1991	221	5,900,000	48,800,339	—	727,028	5,900,000	49,527,368	55,427,368	(3,858,363)	51,569,004	27,893,694
Cherry Creek I,II,&III (TN)	Hermitage, TN	1986/96	627	2,942,345	45,725,245	—	2,595,966	2,942,345	48,321,211	51,263,556	(13,377,168)	37,886,388	16,892,453
Chestnut Glen	Abington, MA	1983	130	1,178,965	7,881,139	—	616,872	1,178,965	8,498,011	9,676,976	(1,988,090)	7,688,887	3,607,045
Chickasaw Crossing	Orlando, FL	1986	292	2,044,000	12,366,832	—	1,201,286	2,044,000	13,568,119	15,612,119	(4,232,373)	11,379,746	11,648,914
Church Corner	Cambridge, MA (G)	1987	85	5,220,000	16,744,643	—	106,905	5,220,000	16,851,548	22,071,548	(1,554,793)	20,516,755	12,000,000
Cierra Crest	Denver, CO	1996	480	4,803,100	34,894,898	—	2,171,147	4,803,100	37,066,044	41,869,144	(12,039,922)	29,829,222	(O	)
City Lofts	Chicago, IL	(F)	—	5,946,369	7,902,033	—	—	5,946,369	7,902,033	13,848,402	—	13,848,402	(J	)
Club at Tanasbourne	Hillsboro, OR	1990	352	3,521,300	16,257,934	—	2,560,552	3,521,300	18,818,487	22,339,787	(6,914,209)	15,425,578	(N	)
Coachlight Village	Agawam, MA	1967	88	501,726	3,353,933	—	286,900	501,726	3,640,833	4,142,558	(878,731)	3,263,827	(M	)
Colonial Village	Plainville, CT	1968	104	693,575	4,636,410	—	697,434	693,575	5,333,844	6,027,419	(1,303,637)	4,723,782	(M	)
Conway Court	Roslindale, MA	1920	28	101,451	710,524	—	148,476	101,451	858,999	960,450	(211,156)	749,295	372,378
Country Club Lakes	Jacksonville, FL	1997	555	15,000,000	41,055,786	—	1,458,520	15,000,000	42,514,306	57,514,306	(3,201,835)	54,312,471	34,106,923
Coventry at Cityview	Fort Worth, TX	1996	360	2,160,000	23,072,847	—	1,805,282	2,160,000	24,878,129	27,038,129	(7,412,420)	19,625,709	(Q	)
Creekside (San Mateo)	San Mateo, CA	1985	192	9,606,600	21,193,232	—	1,090,183	9,606,600	22,283,415	31,890,015	(6,693,710)	25,196,305	(O	)
Creekside Homes at Legacy	Plano. TX	1998	380	4,560,000	32,275,748	—	1,925,740	4,560,000	34,201,488	38,761,488	(9,950,809)	28,810,679	16,800,000
Cross Creek	Matthews, NC	1989	420	3,151,600	20,295,925	—	1,926,578	3,151,600	22,222,503	25,374,103	(7,077,104)	18,296,999	(O	)
Crown Court	Scottsdale, AZ	1987	416	3,156,600	28,414,599	—	4,338,515	3,156,600	32,753,114	35,909,714	(11,534,011)	24,375,703	(P	)
Dean Estates II	Cranston, RI	1970	48	308,457	2,061,971	—	404,267	308,457	2,466,238	2,774,695	(613,800)	2,160,895	(M	)
Deerwood (Corona)	Corona, CA	1992	316	4,742,200	20,272,892	—	2,538,163	4,742,200	22,811,055	27,553,255	(7,870,791)	19,682,464	(Q	)
Eastbridge	Dallas, TX	1998	169	3,380,000	11,860,382	—	661,554	3,380,000	12,521,935	15,901,935	(2,733,407)	13,168,528	8,026,896
Fernbrook Townhomes	Plymouth, MN	1993	72	580,100	6,683,693	—	459,059	580,100	7,142,752	7,722,852	(2,206,216)	5,516,636	4,855,548
Fireside Park	Rockville, MD	1961	236	4,248,000	9,977,101	—	2,323,800	4,248,000	12,300,901	16,548,901	(3,788,931)	12,759,970	8,095,000
Forest Ridge I & II	Arlington, TX	1984/85	660	2,362,700	21,263,295	—	5,245,440	2,362,700	26,508,735	28,871,435	(10,897,465)	17,973,969	(P	)
Four Lakes 5	Lisle, IL (G)	1968/1988	478	600,000	19,186,686	—	3,171,557	600,000	22,358,243	22,958,243	(13,891,138)	9,067,105	(L	)
Four Winds	Fall River, MA	1987	168	1,370,843	9,163,804	—	1,067,946	1,370,843	10,231,751	11,602,593	(2,345,502)	9,257,092	(M	)
Fox Hill Apartments	Enfield, CT	1974	168	1,129,018	7,547,256	—	731,052	1,129,018	8,278,308	9,407,326	(1,959,318)	7,448,008	(M	)
Gallery, The	Hermosa Beach,CA	1971	168	18,144,000	46,565,645	—	3,190	18,144,000	46,568,835	64,712,835	(543,302)	64,169,533	34,460,000
Geary Court Yard	San Francisco, CA	1990	164	1,722,400	15,471,429	—	1,155,470	1,722,400	16,626,899	18,349,299	(5,446,542)	12,902,757	17,693,865
Glen Grove	Wellesley, MA	1979	125	1,344,601	8,988,383	—	661,016	1,344,601	9,649,399	10,994,000	(2,225,895)	8,768,105	2,157,190
Glen Meadow	Franklin, MA	1971	288	2,339,330	17,796,431	—	2,018,461	2,339,330	19,814,892	22,154,222	(4,542,534)	17,611,689	1,546,912
Glenlake	Glendale Heights. IL	1988	336	5,041,700	16,671,970	—	4,635,767	5,041,700	21,307,737	26,349,437	(7,990,753)	18,358,684	14,845,000
Gosnold Grove	East Falmouth, MA	1978	33	124,296	830,891	—	171,810	124,296	1,002,701	1,126,996	(282,786)	844,210	529,015
Greenhaven	Union City, CA	1983	250	7,507,000	15,210,399	—	1,664,822	7,507,000	16,875,221	24,382,221	(5,413,716)	18,968,505	10,975,000
Greenhouse - Frey Road	Kennesaw, GA	1985	489	2,467,200	22,187,443	—	3,643,631	2,467,200	25,831,074	28,298,274	(11,927,896)	16,370,378	(L	)
Greenhouse - Holcomb Bridge	Alpharetta, GA	1985	437	2,143,300	19,291,427	—	3,431,367	2,143,300	22,722,795	24,866,095	(10,729,479)	14,136,616	(L	)
Greenhouse - Roswell	Roswell, GA	1985	236	1,220,000	10,974,727	—	2,091,987	1,220,000	13,066,714	14,286,714	(6,262,485)	8,024,229	(L	)
Hampshire Place	Los Angeles, CA	1989	259	10,806,000	30,335,330	—	954,609	10,806,000	31,289,939	42,095,939	(2,947,784)	39,148,155	18,681,951
Harbor Steps	Seattle, WA (G)	2000	730	59,900,000	158,829,662	—	812,941	59,900,000	159,642,603	219,542,603	(9,618,544)	209,924,059	142,998,760
Heritage at Stone Ridge	Burlington, MA	2005	180	10,800,000	31,808,335	—	13,390	10,800,000	31,821,725	42,621,725	(1,032,478)	41,589,248	29,186,892
Heritage Green	Sturbridge, MA	1974	130	835,313	5,583,898	—	822,502	835,313	6,406,400	7,241,713	(1,583,527)	5,658,186	1,722,829
High Meadow	Ellington, CT	1975	100	583,679	3,901,774	—	296,872	583,679	4,198,647	4,782,326	(1,016,090)	3,766,236	3,994,044
Highland Glen II	Westwood, MA	(F)	—	—	7,069,447	—	—	—	7,069,447	7,069,447	—	7,069,447	1,384,362
Highland Point	Aurora, CO	1984	319	1,631,900	14,684,439	—	1,900,859	1,631,900	16,585,298	18,217,198	(6,060,369)	12,156,829	(N	)

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2006

						Cost Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
Description				Company		(Improvements, net) (E)		Period 12/31/06
		Date of			Building &		Building &		Building &		Accumulated	Investment in Real
Apartment Name	Location	Construction	Units (I)	Land	Fixtures	Land	Fixtures	Land	Fixtures (A)	Total (B)	Depreciation (C)	Estate, Net at 12/31/06	Encumbrances
Highlands at Cherry Hill	Cherry Hills, NJ	2002	170	6,800,000	21,459,108	—	63,469	6,800,000	21,522,577	28,322,577	(1,537,068)	26,785,509	16,983,599
Highlands at South Plainfield	South Plainfield, NJ	2000	252	10,080,000	37,526,912	—	143,289	10,080,000	37,670,201	47,750,201	(2,182,182)	45,568,019	21,978,565
Highline Oaks	Denver, CO	1986	220	1,057,400	9,340,249	—	1,633,630	1,057,400	10,973,879	12,031,279	(4,268,727)	7,762,552	(L	)
Isle at Arrowhead Ranch	Glendale, AZ	1996	256	1,650,237	19,593,123	—	1,076,108	1,650,237	20,669,232	22,319,469	(6,635,237)	15,684,231	(N	)
Ivory Wood	Bothell, WA	2000	144	2,732,800	13,888,282	—	260,308	2,732,800	14,148,590	16,881,390	(1,536,323)	15,345,067	8,020,000
Jaclen Towers	Beverly, NJ	1976	100	437,072	2,921,735	—	757,876	437,072	3,679,611	4,116,683	(1,021,556)	3,095,127	1,662,193
James Street Crossing	Kent, WA	1989	300	2,081,254	18,748,337	—	1,591,291	2,081,254	20,339,629	22,420,882	(6,793,182)	15,627,700	16,379,123
Laguna Clara	Santa Clara, CA	1972	264	13,642,420	29,707,475	—	1,589,501	13,642,420	31,296,976	44,939,395	(3,593,540)	41,345,855	16,395,237
LaSalle	Beaverton, OR (G)	1998	554	7,202,000	35,877,612	—	1,421,673	7,202,000	37,299,285	44,501,285	(6,286,439)	38,214,845	32,281,178
Legacy at Highlands Ranch	Highlands Ranch, CO	1999	422	6,330,000	37,557,013	—	715,465	6,330,000	38,272,478	44,602,478	(3,683,899)	40,918,579	23,364,115
Legends at Preston	Morrisville, NC	2000	382	3,056,000	27,150,092	—	825,344	3,056,000	27,975,437	31,031,437	(6,437,195)	24,594,241	(Q	)
Lenox at Patterson Place	Durham, NC	1999	292	4,380,000	18,969,172	—	252,146	4,380,000	19,221,319	23,601,319	(1,733,779)	21,867,540	13,311,200
Liberty Park	Brain Tree, MA	2000	202	5,977,504	26,748,835	—	1,144,941	5,977,504	27,893,775	33,871,279	(3,915,415)	29,955,864	26,500,000
Lincoln Heights	Quincy, MA	1991	336	5,928,400	33,595,262	—	3,407,908	5,928,400	37,003,170	42,931,570	(11,388,352)	31,543,219	(O	)
Longfellow Glen	Sudbury, MA	1984	120	1,094,273	7,314,994	—	1,962,404	1,094,273	9,277,398	10,371,671	(2,350,664)	8,021,007	3,646,298
Longwood	Decatur, GA	1992	268	1,454,048	13,087,393	—	1,294,958	1,454,048	14,382,351	15,836,399	(6,580,613)	9,255,787	(P	)
Loomis Manor	West Hartford, CT	1948	43	422,350	2,823,326	—	340,486	422,350	3,163,812	3,586,162	(777,046)	2,809,116	(M	)
Madison at Cedar Springs	Dallas, TX	1995	380	2,470,000	33,194,620	—	1,812,787	2,470,000	35,007,407	37,477,407	(10,033,392)	27,444,015	(O	)
Madison at Chase Oaks	Plano, TX	1995	470	3,055,000	28,932,885	—	1,660,074	3,055,000	30,592,959	33,647,959	(9,194,874)	24,453,085	(O	)
Madison at River Sound	Lawrenceville, GA	1996	586	3,666,999	47,387,106	—	1,639,481	3,666,999	49,026,588	52,693,587	(14,219,468)	38,474,120	(Q	)
Madison at Round Grove	Lewisville, TX	1995	404	2,626,000	25,682,373	—	2,025,283	2,626,000	27,707,656	30,333,656	(8,253,692)	22,079,964	(N	)
Madison at Scofield Farms	Austin, TX	1996	260	2,080,000	14,597,971	—	1,761,739	2,080,000	16,359,710	18,439,710	(4,050,986)	14,388,723	11,809,427
Marks	Englewood, CO (G)	1987	616	4,928,500	44,622,314	—	3,818,828	4,928,500	48,441,143	53,369,643	(17,079,936)	36,289,707	19,195,000
Meadow Ridge	Norwich, CT	1987	120	747,957	4,999,937	—	435,724	747,957	5,435,661	6,183,617	(1,283,296)	4,900,321	4,186,418
Merritt at Satellite Place	Duluth, GA	1999	424	3,400,000	30,115,674	—	846,006	3,400,000	30,961,680	34,361,680	(8,002,830)	26,358,850	(P	)
Mill Pond	Millersville, MD	1984	240	2,880,000	8,468,014	—	1,606,331	2,880,000	10,074,345	12,954,345	(3,366,047)	9,588,298	7,300,000
Montierra	Scottsdale, AZ	1999	249	3,455,000	17,266,787	—	902,348	3,455,000	18,169,134	21,624,134	(5,019,201)	16,604,934	(N	)
Montierra (CA)	San Diego, CA	1990	272	8,160,000	29,360,938	—	5,248,802	8,160,000	34,609,740	42,769,740	(7,632,314)	35,137,427	17,065,682
Nehoiden Glen	Needham, MA	1978	61	634,538	4,241,755	—	396,597	634,538	4,638,352	5,272,890	(1,085,007)	4,187,883	853,972
Noonan Glen	Winchester, MA	1983	18	151,344	1,011,700	—	253,182	151,344	1,264,882	1,416,226	(315,708)	1,100,518	367,925
North Hill	Atlanta, GA	1984	420	2,525,300	18,550,989	—	5,869,398	2,525,300	24,420,387	26,945,687	(10,470,941)	16,474,747	15,005,000
Northampton 1	Largo, MD	1977	344	1,843,200	17,528,381	—	4,450,047	1,843,200	21,978,428	23,821,628	(10,415,820)	13,405,808	18,518,465
Northglen	Valencia, CA	1988	234	9,360,000	20,778,553	—	970,063	9,360,000	21,748,615	31,108,615	(4,827,171)	26,281,445	14,002,893
Norton Glen	Norton, MA	1983	150	1,012,556	6,768,727	—	2,319,858	1,012,556	9,088,585	10,101,141	(2,410,159)	7,690,982	3,455,734
Oak Mill I	Germantown, MD	1984	208	10,000,000	13,155,522	—	2,964,729	10,000,000	16,120,251	26,120,251	(1,030,729)	25,089,521	14,020,434
Oak Mill II	Germantown, MD	1985	192	854,133	10,233,947	—	4,076,264	854,133	14,310,211	15,164,344	(4,691,037)	10,473,306	9,600,000
Oak Park North	Agoura Hills, CA	1990	220	1,706,900	15,362,666	—	1,364,400	1,706,900	16,727,066	18,433,966	(6,610,491)	11,823,475	(H	)
Oak Park South	Agoura Hills, CA	1989	224	1,683,800	15,154,608	—	1,458,829	1,683,800	16,613,437	18,297,237	(6,612,935)	11,684,302	(H	)
Oaks	Santa Clarita, CA	2000	520	23,400,000	61,020,438	—	1,526,455	23,400,000	62,546,893	85,946,893	(8,311,764)	77,635,129	44,145,593
Ocean Walk	Key West, FL	1990	297	2,838,749	25,545,009	—	1,962,607	2,838,749	27,507,616	30,346,365	(9,010,029)	21,336,335	21,079,921
Old Mill Glen	Maynard, MA	1983	50	396,756	2,652,233	—	349,674	396,756	3,001,907	3,398,663	(727,222)	2,671,441	1,470,615
Olde Redmond Place	Redmond, WA	1986	192	4,807,100	14,126,038	—	3,560,002	4,807,100	17,686,040	22,493,140	(5,219,902)	17,273,238	(O	)
Parkfield	Denver, CO	2000	476	8,330,000	28,667,618	—	1,269,982	8,330,000	29,937,600	38,267,600	(6,557,488)	31,710,112	23,275,000
Point (NC)	Charlotte, NC	1996	340	1,700,000	25,417,267	—	808,668	1,700,000	26,225,935	27,925,935	(7,691,364)	20,234,571	(P	)
Portofino (Val)	Valencia, CA	1989	216	8,640,000	21,487,126	—	1,185,661	8,640,000	22,672,788	31,312,788	(4,905,494)	26,407,294	13,612,927
Portside Towers	Jersey City, NJ (G)	1992/1997	527	22,455,700	96,842,913	—	5,787,065	22,455,700	102,629,978	125,085,678	(30,931,907)	94,153,771	51,660,809
Prairie Creek I	Richardson, TX	1998/99	464	4,067,292	38,986,022	—	1,770,999	4,067,292	40,757,021	44,824,312	(11,297,225)	33,527,088	(N	)
Preston Bend	Dallas, TX	1986	255	1,075,200	9,532,056	—	1,452,729	1,075,200	10,984,786	12,059,986	(4,065,152)	7,994,833	(L	)
Promenade at Town Center II	Valencia, CA	2001	270	13,500,000	34,405,636	—	1,099,138	13,500,000	35,504,774	49,004,774	(4,091,670)	44,913,104	35,381,430
Providence at Kirby	Houston, TX	1999	263	3,945,000	20,587,782	—	2,082,938	3,945,000	22,670,720	26,615,720	(3,981,248)	22,634,472	17,497,407
Ranchstone	Houston, TX	1996	220	770,000	15,371,431	—	698,002	770,000	16,069,433	16,839,433	(4,760,662)	12,078,771	(P	)
Ravens Crest	Plainsboro, NJ	1984	704	4,670,850	42,080,642	—	9,158,080	4,670,850	51,238,722	55,909,572	(22,212,136)	33,697,436	(O	)
Reserve at Ashley Lake	Boynton Beach, FL	1990	440	3,520,400	23,332,494	—	2,829,478	3,520,400	26,161,972	29,682,372	(8,704,513)	20,977,859	24,150,000
Reserve at Fairfax Corners	Fairfax, VA	2001	652	15,804,057	63,129,051	—	822,238	15,804,057	63,951,288	79,755,345	(10,417,153)	69,338,192	(Q	)
Reserve at Potomac Yard	Alexandria, VA	2002	588	11,918,917	68,976,484	—	976,677	11,918,917	69,953,161	81,872,077	(7,383,279)	74,488,799	66,470,000
Reserve at Town Center	Loudon, VA	2002	290	3,144,056	27,669,121	—	447,296	3,144,056	28,116,417	31,260,473	(3,156,973)	28,103,500	26,500,000
Reserve at Town Center (WA)	Mill Creek, WA	2001	389	10,369,400	41,172,081	—	551,112	10,369,400	41,723,193	52,092,593	(4,326,324)	47,766,269	29,160,000
Retreat, The	Phoenix, AZ	1999	480	3,475,114	27,265,252	—	1,384,123	3,475,114	28,649,375	32,124,489	(7,798,799)	24,325,691	(P	)
Ribbon Mill	Manchester, CT	1908	104	787,929	5,267,144	—	450,152	787,929	5,717,296	6,505,225	(1,372,176)	5,133,049	4,177,257
River Pointe at Den Rock Park	Lawrence, MA	2000	174	4,615,702	18,440,147	—	731,030	4,615,702	19,171,177	23,786,879	(3,019,924)	20,766,956	18,100,000
Rivers Bend (CT)	Windsor, CT	1973	373	3,325,517	22,573,826	—	1,470,299	3,325,517	24,044,125	27,369,642	(5,577,831)	21,791,811	(M	)
Riverview Condominiums	Norwalk, CT	1991	92	2,300,000	7,406,730	—	1,451,122	2,300,000	8,857,852	11,157,852	(2,576,581)	8,581,271	5,762,246
Rockingham Glen	West Roxbury, MA	1974	143	1,124,217	7,515,160	—	1,030,086	1,124,217	8,545,246	9,669,463	(2,046,224)	7,623,239	1,982,265
Rolling Green (Amherst)	Amherst, MA	1970	204	1,340,702	8,962,317	—	2,483,372	1,340,702	11,445,689	12,786,391	(2,933,371)	9,853,020	3,176,795
Rolling Green (Milford)	Milford, MA	1970	304	2,012,350	13,452,150	—	2,233,452	2,012,350	15,685,602	17,697,952	(4,166,739)	13,531,213	6,411,164
Royale	Cranston, RI	1976	76	512,785	3,427,866	—	511,169	512,785	3,939,035	4,451,820	(970,344)	3,481,476	(M	)
Savannah Midtown	Atlanta, GA	2000	322	7,209,873	29,433,507	—	701,727	7,209,873	30,135,234	37,345,107	(3,435,943)	33,909,164	17,800,000
Savoy I	Aurora, CO	2001	444	6,109,460	38,765,670	—	863,806	6,109,460	39,629,476	45,738,936	(4,610,717)	41,128,219	(O	)
Scarborough Square	Rockville, MD	1967	121	1,815,000	7,608,126	—	1,609,081	1,815,000	9,217,207	11,032,207	(2,977,714)	8,054,493	4,652,200
Security Manor	Westfield, MA	1971	63	355,456	2,376,152	—	156,428	355,456	2,532,580	2,888,036	(590,736)	2,297,301	(M	)
Sedona Springs	Austin, TX	1995	396	2,574,000	23,477,043	—	2,690,214	2,574,000	26,167,257	28,741,257	(7,987,754)	20,753,502	(P	)
Siena Terrace	Lake Forest, CA	1988	356	8,900,000	24,083,024	—	1,856,227	8,900,000	25,939,250	34,839,250	(7,445,906)	27,393,345	16,743,402
Skycrest	Valencia, CA	1999	264	10,560,000	25,574,457	—	1,143,673	10,560,000	26,718,131	37,278,131	(5,823,540)	31,454,591	16,946,177
Skyline Towers	Falls Church, VA (G)	1971	939	78,278,200	91,484,764	—	1,268,870	78,278,200	92,753,635	171,031,835	(7,102,912)	163,928,923	92,594,283
Skyview	Rancho Santa Margarita, CA	1999	260	3,380,000	21,952,863	—	866,189	3,380,000	22,819,052	26,199,052	(6,091,615)	20,107,437	(P	)
Sonterra at Foothill Ranch	Foothill Ranch, CA	1997	300	7,503,400	24,048,507	—	1,073,835	7,503,400	25,122,342	32,625,742	(7,798,632)	24,827,110	(O	)
South Winds	Fall River, MA	1971	404	2,481,821	16,780,359	—	2,450,689	2,481,821	19,231,048	21,712,869	(4,988,894)	16,723,975	6,329,013
Springs Colony	Altamonte Springs, FL	1986	188	630,411	5,852,157	—	1,859,211	630,411	7,711,368	8,341,779	(3,732,774)	4,609,005	(L	)
Stoney Ridge	Dale City, VA	1985	264	8,000,000	24,147,091	—	3,203,633	8,000,000	27,350,724	35,350,724	(1,580,144)	33,770,580	16,487,748
Stonybrook	Boynton Beach, FL	2001	264	10,500,000	24,967,638	—	300,654	10,500,000	25,268,292	35,768,292	(2,025,736)	33,742,556	22,698,602
Summer Chase	Denver, CO	1983	384	1,709,200	15,375,008	—	2,928,364	1,709,200	18,303,372	20,012,572	(7,717,479)	12,295,094	(N	)
Summerhill Glen	Maynard, MA	1980	120	415,812	3,000,816	—	518,109	415,812	3,518,925	3,934,737	(958,487)	2,976,250	1,615,411
Summerset Village	Chatsworth, CA	1985	280	2,630,700	23,670,889	—	2,156,850	2,630,700	25,827,740	28,458,440	(9,276,969)	19,181,471	(N	)
Summit & Birch Hill	Farmington, CT	1967	186	1,757,438	11,748,112	—	1,295,341	1,757,438	13,043,453	14,800,891	(3,051,136)	11,749,755	(M	)
Talleyrand	Tarrytown, NY (L)	1997-98	300	12,000,000	49,838,160	—	3,009,985	12,000,000	52,848,145	64,848,145	(9,749,010)	55,099,135	35,000,000
Tanasbourne Terrace	Hillsboro, OR	1986-89	373	1,876,700	16,891,205	—	3,176,067	1,876,700	20,067,272	21,943,972	(9,226,767)	12,717,204	(N	)
Tanglewood (RI)	West Warwick, RI	1973	176	1,141,415	7,630,129	—	542,318	1,141,415	8,172,446	9,313,862	(1,928,816)	7,385,046	6,119,315
Tanglewood (VA)	Manassas, VA	1987	432	2,108,295	24,619,495	—	6,755,046	2,108,295	31,374,541	33,482,836	(11,409,349)	22,073,486	25,110,000
Turf Club	Littleton, CO	1986	324	2,107,300	15,478,040	—	2,437,516	2,107,300	17,915,556	20,022,856	(6,336,194)	13,686,662	(P	)
Union Station	Los Angeles, CA	(F)	—	8,500,000	56,351,848	—	20,708	8,500,000	56,372,555	64,872,555	—	64,872,555	39,786,999
Uwajimaya Village	Seattle, WA	2002	176	8,800,000	22,188,275	—	13,008	8,800,000	22,201,283	31,001,283	(1,362,172)	29,639,111	17,110,471
Van Deene Manor	West Springfield, MA	1970	111	744,491	4,976,771	—	413,979	744,491	5,390,750	6,135,241	(1,289,474)	4,845,767	(M	)
Villa Encanto	Phoenix, AZ	1983	383	2,884,447	22,197,363	—	2,637,833	2,884,447	24,835,196	27,719,643	(8,701,565)	19,018,078	(P	)
Village at Bear Creek	Lakewood, CO	1987	472	4,519,700	40,676,390	—	2,605,666	4,519,700	43,282,056	47,801,756	(14,573,650)	33,228,106	(O	)

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2006

						Cost Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
Description				Company		(Improvements, net) (E)		Period 12/31/06
		Date of			Building &		Building &		Building &		Accumulated	Investment in Real
Apartment Name	Location	Construction	Units (I)	Land	Fixtures	Land	Fixtures	Land	Fixtures (A)	Total (B)	Depreciation (C)	Estate, Net at 12/31/06	Encumbrances
Villas at Josey Ranch	Carrollton, TX	1986	198	1,587,700	7,254,727	—	1,730,751	1,587,700	8,985,479	10,573,179	(3,057,535)	7,515,643	6,092,776
Vintage	Ontario, CA	(F)	—	7,059,230	38,083,277	—	—	7,059,230	38,083,277	45,142,508	—	45,142,508	40,775,042
Vista Del Lago (TX)	Dallas, TX	1992	296	3,552,000	20,066,912	—	1,202,082	3,552,000	21,268,994	24,820,994	(4,704,851)	20,116,143	(N	)
Warwick Station	Westminster, CO	1986	332	2,282,000	21,113,974	—	1,633,183	2,282,000	22,747,157	25,029,157	(7,684,285)	17,344,872	8,355,000
Waterford at Orange Park	Orange Park, FL	1986	280	1,960,000	12,098,784	—	2,313,997	1,960,000	14,412,782	16,372,782	(4,971,051)	11,401,731	9,540,000
Waterford at the Lakes	Kent, WA	1990	344	3,100,200	16,140,924	—	1,843,767	3,100,200	17,984,691	21,084,891	(6,698,259)	14,386,632	(Q	)
Wellington Hill	Manchester, NH	1987	390	1,890,200	17,120,662	—	4,805,649	1,890,200	21,926,311	23,816,511	(10,361,742)	13,454,769	(L	)
Westgate	Pasadena, CA	(F)	—	46,802,616	10,480,376	—	—	46,802,616	10,480,376	57,282,992	—	57,282,992	28,666,040
Westwood Glen	Westwood, MA	1972	156	1,616,505	10,806,004	—	390,684	1,616,505	11,196,688	12,813,193	(2,541,517)	10,271,676	981,284
Whisper Creek	Denver, CO	2002	272	5,310,000	22,998,558	—	365,119	5,310,000	23,363,677	28,673,677	(2,259,697)	26,413,980	13,580,000
Wilkins Glen	Medfield, MA	1975	103	538,483	3,629,943	—	661,999	538,483	4,291,942	4,830,425	(1,119,190)	3,711,235	1,436,791
Windridge (CA)	Laguna Niguel, CA	1989	344	2,662,900	23,985,497	—	3,097,251	2,662,900	27,082,747	29,745,647	(11,907,606)	17,838,042	(H	)
Woodbridge	Cary, GA	1993-95	128	737,400	6,636,870	—	1,121,244	737,400	7,758,114	8,495,514	(3,070,630)	5,424,884	4,175,389
Woodbridge (CT)	Newington, CT	1968	73	498,377	3,331,548	—	476,311	498,377	3,807,859	4,306,236	(872,673)	3,433,563	(M	)
Woodlake (WA)	Kirkland, WA	1984	288	6,631,400	16,735,484	—	1,886,511	6,631,400	18,621,995	25,253,395	(5,965,512)	19,287,883	(O	)
Woodleaf	Campbell, CA	1984	178	8,550,600	16,988,183	—	865,954	8,550,600	17,854,137	26,404,737	(5,440,933)	20,963,803	(O	)
Woodridge (MN)	Eagan, MN	1986	200	1,602,300	10,449,579	—	1,558,895	1,602,300	12,008,474	13,610,774	(4,033,502)	9,577,272	7,060,251
EQR Wholly Owned Encumbered			48,540	998,881,216	3,931,377,111	—	291,342,825	998,881,216	4,222,719,936	5,221,601,153	(936,392,757)	4,285,208,396	1,923,428,819

EQR Partially Owned Unencumbered:
1210 Mass	Washington, D.C.	2004	144	9,213,512	30,728,957	—	110,955	9,213,512	30,839,912	40,053,425	(2,545,296)	37,508,129	—
Ball Park Lofts	Denver, CO	2003	339	5,481,556	53,226,470	—	395,599	5,481,556	53,622,070	59,103,626	(5,115,208)	53,988,418	—
EQR Partially Owned Unencumbered			483	14,695,068	83,955,427	—	506,554	14,695,068	84,461,982	99,157,051	(7,660,504)	91,496,547	—

EQR Partially Owned Encumbered:
Bella Terra I	Mukilteo, WA	2002	235	5,686,861	26,070,540	—	312,115	5,686,861	26,382,655	32,069,517	(3,115,530)	28,953,986	23,350,000
Brookside Crossing I	Stockton, CA	1981	90	625,000	4,663,298	—	1,365,294	625,000	6,028,592	6,653,592	(1,566,398)	5,087,194	4,658,000
Brookside Crossing II	Stockton, CA	1981	128	770,000	5,967,676	—	1,374,519	770,000	7,342,194	8,112,194	(1,728,481)	6,383,713	4,867,000
Canyon Creek (CA)	San Ramon, CA	1984	268	5,425,000	18,812,121	—	1,593,132	5,425,000	20,405,252	25,830,252	(4,384,869)	21,445,384	28,000,000
Cobblestone Village	Fresno, CA	1983	162	315,000	7,587,004	—	1,551,020	315,000	9,138,024	9,453,024	(1,894,336)	7,558,688	6,000,000
Country Oaks	Agoura Hills, CA	1985	256	6,105,000	29,561,865	—	1,897,266	6,105,000	31,459,131	37,564,131	(5,447,312)	32,116,819	29,412,000
Deerfield	Denver, CO	1983	158	1,260,000	8,502,224	—	1,345,675	1,260,000	9,847,899	11,107,899	(2,357,475)	8,750,424	9,100,000
Edgewater	Bakersfield, CA	1984	258	580,000	17,710,063	—	1,845,232	580,000	19,555,294	20,135,294	(3,684,647)	16,450,647	11,988,000
Fox Ridge	Englewood, CO	1984	300	2,490,000	17,522,114	—	1,649,489	2,490,000	19,171,603	21,661,603	(4,673,060)	16,988,543	20,300,000
Hidden Lake	Sacramento, CA	1985	272	1,715,000	16,413,154	—	1,750,680	1,715,000	18,163,833	19,878,833	(3,784,138)	16,094,696	15,165,000
Lakeview	Lodi, CA	1983	138	950,000	7,383,862	—	1,207,936	950,000	8,591,798	9,541,798	(1,890,044)	7,651,754	7,286,000
Lakewood	Tulsa, OK	1985	152	855,000	6,480,774	—	900,713	855,000	7,381,487	8,236,487	(1,958,047)	6,278,440	5,600,000
Lantern Cove	Foster City, CA	1985	232	6,945,000	23,332,206	—	1,388,082	6,945,000	24,720,288	31,665,288	(5,084,132)	26,581,155	36,403,000
Legacy Park Central	Concord, CA	2003	259	6,469,230	46,745,854	—	51,275	6,469,230	46,797,129	53,266,359	(4,349,725)	48,916,634	37,650,000
Mesa Del Oso	Albuquerque, NM	1983	221	4,305,000	12,160,419	—	956,672	4,305,000	13,117,091	17,422,091	(3,112,304)	14,309,787	10,271,614
Schooner Bay I	Foster City, CA	1985	168	5,345,000	20,509,239	—	1,544,185	5,345,000	22,053,424	27,398,424	(4,176,012)	23,222,412	27,000,000
Schooner Bay II	Foster City, CA	1985	144	4,550,000	18,142,163	—	1,466,173	4,550,000	19,608,337	24,158,337	(3,668,252)	20,490,085	23,760,000
South Shore	Stockton, CA	1979	129	840,000	9,380,786	—	1,287,382	840,000	10,668,168	11,508,168	(2,137,899)	9,370,269	6,833,000
Tierra Antigua	Albuquerque, NM	1985	148	1,825,000	7,841,358	—	486,388	1,825,000	8,327,746	10,152,746	(2,016,718)	8,136,028	6,069,590
Waterfield Square I	Stockton, CA	1984	170	950,000	9,300,249	—	1,789,096	950,000	11,089,345	12,039,345	(2,434,588)	9,604,757	6,923,000
Waterfield Square II	Stockton, CA	1984	158	845,000	8,657,988	—	1,385,043	845,000	10,043,031	10,888,031	(2,075,145)	8,812,887	6,595,000
Willow Brook (CA)	Pleasant Hill, CA	1985	228	5,055,000	38,387,297	—	826,020	5,055,000	39,213,317	44,268,317	(4,582,228)	39,686,090	29,000,000
Willow Creek	Fresno, CA	1984	116	275,000	6,639,018	—	800,517	275,000	7,439,535	7,714,535	(1,605,882)	6,108,654	5,112,000
EQR Partially Owned Encumbered			4,390	64,181,091	367,771,269	—	28,773,904	64,181,091	396,545,174	460,726,265	(71,727,221)	388,999,044	361,343,204

Portfolio/Entity Encumberances (1)			—	—	—	—	—	—	—	—	—	—	893,451,149
Total Consolidated Investment in Real Estate			151,315	$3,557,871,695	$12,601,516,504	$—	$1,075,786,914	$3,557,871,695	$13,677,303,418	$17,235,175,113	$(3,022,479,795)	$14,212,695,318	$3,178,223,172

(1) See attached Encumberances Reconciliation

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2006

NOTES:

(A)	The balance of furniture & fixtures included in the total investment in real estate amount was $812,552,035 as of December 31, 2006.
(B)	The aggregate cost for Federal Income Tax purposes as of December 31, 2006 was approximately $10.2 billion.
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
(I)

Total properties and units exclude both the Partially Owned Properties - Unconsolidated consisting of 45 properties and 10,846 units, and the Military Housing (Fee Managed) consisting of one property and 3,555 units.

(J)	This asset has a new construction loan outstanding but no amounts had yet been drawn as of December 31, 2006.

EXHIBIT INDEX

The exhibits listed below are filed as part of this report. References to exhibits or other filings under the caption “Location” indicate that the exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference. The Commission file number for our Exchange Act filings referenced below is 1-12252.

Exhibit	Description	Location
3.1	Articles of Restatement of Declaration of Trust of Equity Residential dated December 9, 2004.	Included as an exhibit to the Company’s Form 10-K for the year ended December 31, 2004.

3.2	Fifth Amended and Restated Bylaws of Equity Residential dated December 9, 2004.	Included as an exhibit to the Company’s Form 8-K dated December 9, 2004, filed on December 10, 2004.

4.1	Indenture, dated October 1, 1994, between the Operating Partnership, as obligor and The First National Bank of Chicago, as trustee (“Indenture”).	Included as an exhibit to the Operating Partnership’s Form 10/A, dated December 12, 1994, File No. 0-24920.

4.2	First Supplemental Indenture to Indenture, dated as of September 9, 2004.	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on September 10, 2004.

4.3	Description of 7 5/8% Notes due April 15, 2007.	Contained in 424B2 Prospectus Filing of Evans Withycombe Residential, Inc. dated March 28, 1997.

4.4	Form of 6.9% Note due August 1, 2007.	Included as an exhibit to Form 8-K of Merry Land & Investment Company, Inc., filed on July 29, 1997.

4.5	Form of 4.861% Note due November 30, 2007.	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on November 20, 2002.

4.6	Form of 4.75% Note due June 15, 2009.	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on June 4, 2004.

4.7	Terms Agreement regarding 6.95% Notes due March 2, 2011.	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on March 2, 2001.

4.8	Terms Agreement regarding 6.625% Notes due March 15, 2012.	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on March 14, 2002.

4.9	Form of 5.2% Note due April 1, 2013.	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on March 19, 2003.

Exhibit	Description	Location
4.10	Form of 5.25% Note due September 15, 2014.	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on September 10, 2004.

4.11	Terms Agreement regarding 6.63% (subsequently remarketed to a 6.584% fixed rate) Notes due April 13, 2015.	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on April 13, 1998.

4.12	Terms Agreement regarding 7 1/8% Notes due October 15, 2017.	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on October 9, 1997.

4.13	Terms Agreement regarding 7.57% Notes due August 15, 2026.	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on August 13, 1996.

4.14	Terms Agreement regarding 5.125% Notes due March 15, 2016.	Included as an exhibit to the Operating Partnership’s Form 8-K, filed on September 13, 2005.

4.15	Form of 5.375% Note due August 1, 2016.	Included as an exhibit to the Operating Partnership’s Form 8-K, dated January 11, 2006, filed on January 18, 2006.

4.16	Form of 3.85% Exchangeable Senior Note due August 15, 2026.	Included as an exhibit to the Operating Partnership’s Form 8-K, dated August 16, 2006, filed August 23, 2006.

10.1	Fifth Amended and Restated Agreement of Limited Partnership of ERP Operating Limited Partnership.	Included as an exhibit to the Operating Partnership’s Form 8-K/A dated July 23, 1998, filed on August 18, 1998.

10.2	Master Amendment to Other Securities Term Sheets and Joinders to Operating Partnership Agreement of ERP Operating Limited Partnership dated December 19, 2003.	Included as an exhibit to the Company’s Form 10-K for the year ended December 31, 2003.

10.3	Assignment and Assumption Agreement between the Company and ERP Operating Limited Partnership dated December 19, 2003.	Included as an exhibit to the Company’s Form 10-K for the year ended December 31, 2003.

10.4*	Noncompetition Agreement (Zell).	Included as an exhibit to the Company’s Form S-11 Registration Statement, File No. 33-63158.

10.5*	Noncompetition Agreement (Spector).	Included as an exhibit to the Company’s Form S-11 Registration Statement, File No. 33-63158.

10.6*	Form of Noncompetition Agreement (other officers).	Included as an exhibit to the Company’s Form S-11 Registration Statement, File No. 33-63158.

Exhibit	Description	Location
10.7	Amended and Restated Master Reimbursement Agreement, dated as of November 1, 1996 by and between Federal National Mortgage Association and EQR-Bond Partnership.	Included as an exhibit to the Company’s Form S-11 Registration Statement, File No. 33-63158.

10.8

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

Included as an exhibit to the Company’s Form 8-K dated April 1, 2005, filed on April 4, 2005.

10.9	Guaranty of Payment, made as of April 1, 2005, between Equity Residential and Bank of America, N.A., as administrative agent for the banks party to the Credit Agreement.	Included as an exhibit to the Company’s Form 8-K dated April 1, 2005, filed on April 4, 2005.

10.10	Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.	Included as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999.

10.11*	The Equity Residential Advantage Retirement Savings Plan, restated effective January 1, 2004.	Attached herein.

10.12*	First Amendment to The Equity Residential Properties Advantage Retirement Savings Plan, dated April 25, 2005.	Attached herein.

10.13*	Second Amendment to Equity Residential Advantage Retirement Savings Plan, dated April 30, 2005.	Attached herein.

10.14*	Equity Residential 2002 Share Incentive Plan.	Included as an exhibit to the Company’s Form S-8 filed on January 21, 2003.

10.15*	First Amendment to Equity Residential 2002 Share Incentive Plan.	Included as an exhibit to the Company’s Form 10-K for the year ended December 31, 2004.

10.16*	Second Amendment to Equity Residential 2002 Share Incentive Plan.	Included as an exhibit to the Company’s Form 10-K for the year ended December 31, 2004.

10.17*	Third Amendment to Equity Residential 2002 Share Incentive Plan.	Included as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2005.

10.18*	Fourth Amendment to Equity Residential 2002 Share Incentive Plan.	Included as an exhibit to the Company’s Form 10-K for the year ended December 31, 2005.

Exhibit	Description	Location
10.19*	Fifth Amendment to Equity Residential 2002 Share Incentive Plan.	Attached herein.

10.20*	Second Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Attached herein.

10.21*	Form of Equity Residential Performance Based Unit Award Grant Agreement.	Included as an exhibit to the Company’s Form 10-K for the year ended December 31, 2004.

10.22*	Form of Change in Control Agreement between the Company and other executive officers.	Included as an exhibit to the Company’s Form 10-K for the year ended December 31, 2001.

10.23*	Form of Indemnification Agreement between the Company and each trustee and executive officer.	Included as an exhibit to the Company’s Form 10-K for the year ended December 31, 2003.

10.24*	Form of Executive Retirement Benefits Agreement.	Attached herein.

10.25*	Amended and Restated Executive Compensation Agreement between the Company and Samuel Zell dated March 5, 2003, but effective as of January 1, 2003.	Included as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002.

10.26*	First Amendment to Amended and Restated Executive Compensation Agreement between the Company and Samuel Zell dated February 3, 2005.	Included as an exhibit to the Company’s Form 10-K for the year ended December 31, 2004.

10.27*	Second Amendment to Amended and Restated Compensation Agreement between the Company and Samuel Zell dated April 25, 2005.	Included as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2005.

10.28*	Amended and Restated Deferred Compensation Agreement between the Company and Gerald A. Spector dated January 1, 2002.	Included as an exhibit to the Company’s Form 10-K for the year ended December 31, 2001.

10.29*	Retirement Benefits Agreement between Samuel Zell and the Company dated October 18, 2001.	Included as an exhibit to the Company’s Form 10-K for the year ended December 31, 2001.

10.30*	Severance Agreement (Change in Control) between the Company and Donna Brandin dated September 10, 2004.	Attached herein.

10.31*	Summary of Changes to Trustee Compensation.	Included as an exhibit to the Company’s Form 8-K dated September 21, 2005, filed on September 27, 2005.

10.32*	Equity Residential Supplemental Executive Retirement Savings Plan as Amended and Restated effective January 1, 2003.	Included as an exhibit to the Company’s Form 10-K for the year ended December 31, 2005.

10.33*	Amendment No. 1 to the Equity Residential Supplemental Executive Retirement Savings Plan.	Included as an exhibit to the Company’s Form 10-K for the year ended December 31, 2005.

10.34	Form of Lexford Housing Division Sale Agreement.	Included as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2006.

Exhibit	Description	Location
12	Computation of Ratio of Earnings to Combined Fixed Charges.	Attached herein.

21	List of Subsidiaries of Equity Residential.	Attached herein.

23.1	Consent of Ernst & Young LLP.	Attached herein.

24	Power of Attorney.	Signature page to this report.

31.1	Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2	Certification of Donna Brandin, Chief Financial Officer.	Attached herein.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of the Company.	Attached herein.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, of Donna Brandin, Chief Financial Officer of the Company.	Attached herein.

* Management contracts and compensatory plans or arrangements filed as exhibits to this     report are identified by an asterisk.