Form 10-Q
period 2007-03-31
EQUITY RESIDENTIAL
filed 2007-05-09
CIK 906107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2007

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

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on March 31, 2007 was 290,747,000.

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Investment in real estate
Land	$3,391,105	$3,217,672
Depreciable property	13,784,447	13,376,359
Projects under development	384,534	399,131
Land held for development	296,990	242,013
Investment in real estate	17,857,076	17,235,175
Accumulated depreciation	(3,103,329)	(3,022,480)
Investment in real estate, net	14,753,747	14,212,695

Cash and cash equivalents	171,742	260,277
Investments in unconsolidated entities	4,196	4,448
Deposits – restricted	188,958	391,825
Escrow deposits – mortgage	23,426	25,528
Deferred financing costs, net	46,434	43,384
Other assets	133,391	124,062
Total assets	$15,321,894	$15,062,219

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$3,105,938	$3,178,223
Notes, net	4,420,467	4,419,433
Lines of credit	947,500	460,000
Accounts payable and accrued expenses	118,319	96,699
Accrued interest payable	70,303	91,172
Other liabilities	367,567	311,557
Security deposits	60,474	58,072
Distributions payable	150,577	151,382
Total liabilities	9,241,145	8,766,538

Commitments and contingencies
Minority Interests:
Operating Partnership	352,639	372,961
Preference Interests and Units	11,684	11,684
Partially Owned Properties	20,995	26,814
Total Minority Interests	385,318	411,459

Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 2,746,850 shares issued and outstanding as of March 31, 2007 and 2,762,950 shares issued and outstanding as of December 31, 2006	386,171	386,574
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 290,747,000 shares issued and outstanding as of March 31, 2007 and 293,551,633 shares issued and outstanding as of December 31, 2006	2,907	2,936
Paid in capital	5,176,897	5,349,194
Retained earnings	143,024	159,528
Accumulated other comprehensive loss	(13,568)	(14,010)
Total shareholders’ equity	5,695,431	5,884,222
Total liabilities and shareholders’ equity	$15,321,894	$15,062,219

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2007	2006
REVENUES
Rental income	$523,898	$459,971
Fee and asset management	2,267	2,487
Total revenues	526,165	462,458

EXPENSES
Property and maintenance	141,581	122,061
Real estate taxes and insurance	58,977	46,071
Property management	24,904	23,642
Fee and asset management	2,341	2,168
Depreciation	152,821	128,676
General and administrative	9,966	13,040
Impairment	236	566
Total expenses	390,826	336,224

Operating income	135,339	126,234

Interest and other income	2,444	2,352
Interest:
Expense incurred, net	(111,660)	(104,555)
Amortization of deferred financing costs	(2,564)	(2,738)

Income before allocation to Minority Interests, loss from investments in unconsolidated entities, net gain on sales of unconsolidated entities and discontinued operations	23,559	21,293
Allocation to Minority Interests:
Operating Partnership, net	(939)	(543)
Preference Interests and Units	(223)	(1,099)
Partially Owned Properties	(592)	(1,521)
Premium on redemption of Preference Interests	—	(674)
Loss from investments in unconsolidated entities	(229)	(230)
Net gain on sales of unconsolidated entities	—	329
Income from continuing operations, net of minority interests	21,576	17,555
Discontinued operations, net of minority interests	104,661	360,260
Net income	126,237	377,815
Preferred distributions	(7,424)	(10,095)
Net income available to Common Shares	$118,813	$367,720

Earnings per share – basic:
Income from continuing operations available to Common Shares	$0.05	$0.03
Net income available to Common Shares	$0.41	$1.27
Weighted average Common Shares outstanding	292,251	288,880

Earnings per share – diluted:
Income from continuing operations available to Common Shares	$0.05	$0.03
Net income available to Common Shares	$0.40	$1.25
Weighted average Common Shares outstanding	316,265	314,049

Distributions declared per Common Share outstanding	$0.4625	$0.4425

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2007	2006

Comprehensive income:
Net income	$126,237	$377,815
Other comprehensive income (loss) – derivative and other instruments:
Unrealized holding (losses) gains arising during the period	(121)	1,523
Losses reclassified into earnings from other comprehensive income	563	589
Comprehensive income	$126,679	$379,927

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$126,237	$377,815
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests:
Operating Partnership	7,886	25,960
Preference Interests and Units	223	1,099
Partially Owned Properties	592	1,521
Premium on redemption of Preference Interests	—	674
Depreciation	154,674	146,771
Amortization of deferred financing costs	2,564	2,790
Amortization of discounts and premiums on debt	(1,396)	(1,894)
Amortization of deferred settlements on derivative instruments	218	244
Impairment	236	792
Loss from investments in unconsolidated entities	229	230
Distributions from unconsolidated entities – return on capital	23	68
Net (gain) on sales of unconsolidated entities	—	(329)
Net (gain) on sales of discontinued operations	(111,767)	(372,501)
Loss on debt extinguishments	141	2,867
Compensation paid with Company Common Shares	4,902	6,294
Other operating activities, net	—	(1)

Changes in assets and liabilities:
(Increase) in deposits – restricted	(746)	(2,303)
Decrease in other assets	5,381	2,664
Increase in accounts payable and accrued expenses	16,317	4,627
(Decrease) in accrued interest payable	(20,869)	(8,580)
(Decrease) in other liabilities	(20,147)	(29,290)
Increase in security deposits	2,402	1,559
Net cash provided by operating activities	167,100	161,077

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(677,058)	(444,901)
Investment in real estate – development/other	(79,926)	(34,831)
Improvements to real estate	(57,354)	(51,414)
Additions to non-real estate property	(1,738)	(1,620)
Interest capitalized for real estate under development	(7,866)	(4,016)
Proceeds from disposition of real estate, net	280,592	810,898
Proceeds from disposition of unconsolidated entities	—	333
Investments in unconsolidated entities	—	(1,010)
Distributions from unconsolidated entities – return of capital	—	92
Decrease (increase) in deposits on real estate acquisitions, net	218,224	(46,090)
Decrease in mortgage deposits	2,102	3,391
Consolidation of previously Unconsolidated Properties:
Via EITF 04-5 (cash consolidated)	—	1,436
Acquisition of Minority Interests – Partially Owned Properties	—	(1)
Other investing activities, net	—	2
Net cash (used for) provided by investing activities	(323,024)	232,269

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(5,691)	$(4,464)
Mortgage notes payable:
Proceeds	33,559	168,787
Restricted cash	(14,611)	—
Lump sum payoffs	(135,611)	(141,183)
Scheduled principal repayments	(6,046)	(6,810)
Prepayment premiums/fees	(141)	(2,867)
Notes, net:
Proceeds	—	398,052
Lines of credit:
Proceeds	4,052,000	1,884,500
Repayments	(3,564,500)	(2,508,500)
(Payments on) proceeds from settlement of derivative instruments	(29)	10,729
Proceeds from sale of Common Shares	3,347	3,308
Proceeds from exercise of options	7,041	22,155
Common Shares repurchased and retired	(142,754)	(44,758)
Redemption of Preference Interests	—	(25,500)
Payment of offering costs	(64)	(16)
Contributions – Minority Interests – Partially Owned Properties	1,337	815
Distributions:
Common Shares	(135,829)	(127,911)
Preferred Shares	(7,431)	(11,150)
Preference Interests and Units	(223)	(1,137)
Minority Interests – Operating Partnership	(9,217)	(9,181)
Minority Interests – Partially Owned Properties	(7,748)	(266)
Net cash provided by (used for) financing activities	67,389	(395,397)
Net (decrease) in cash and cash equivalents	(88,535)	(2,051)
Cash and cash equivalents, beginning of period	260,277	88,828
Cash and cash equivalents, end of period	$171,742	$86,777

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2007	2006

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$141,879	$124,870
Cash paid during the period for income, franchise and excise taxes	$77	$899

Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$40,672	$50,604
Valuation of OP Units issued	$—	$27,855
Mortgage loans (assumed) by purchaser	$(4,845)	$(14,205)

Consolidation of previously Unconsolidated Properties — Via EITF 04-5:
Investment in real estate, net	$—	$(24,637)
Mortgage loans consolidated	$—	$22,545
Investments in unconsolidated entities	$—	$2,602
Net other liabilities recorded	$—	$926

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

EQR is the general partner of, and as of March 31, 2007 owned an approximate 93.8% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”).  The Company is structured as an umbrella partnership REIT (“UPREIT”), under which all property ownership and business operations are conducted through the Operating Partnership and its subsidiaries.  References to the “Company” include EQR, the Operating Partnership and those entities owned or controlled by the Operating Partnership and/or EQR.

As of March 31, 2007, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 618 properties in 25 states and the District of Columbia consisting of 166,324 units.   The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Units
Wholly Owned Properties	545	146,473
Partially Owned Properties:
Consolidated	27	5,445
Unconsolidated	45	10,846
Military Housing (Fee Managed)	1	3,560
	618	166,324

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation.  Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, including definition of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations of its operating properties, no provision for federal income taxes has been made at the EQR level.  Historically, the Company has generally only incurred certain state and local income, excise and franchise taxes.  The Company has elected Taxable REIT Subsidiary (“TRS”) status for certain of its corporate subsidiaries, primarily those entities engaged in condominium conversion, corporate housing and sale activities and as a result, these entities incurred both federal and state income taxes.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled.  The effect of deferred tax assets and liabilities are recognized in earnings in the period enacted.  As of March 31, 2007, the Company has recorded a deferred tax asset which was fully offset by a valuation allowance.

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

The Company adopted the disclosure provisions of SFAS No. 150 and FSP No. FAS 150-3, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective December 31, 2003.  SFAS No. 150 and FSP No. FAS 150-3 require the Company to make certain disclosures regarding noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS No. 150 (e.g., minority interests in consolidated limited-life subsidiaries).  The Company is presently the controlling partner in various consolidated partnerships consisting of 27 properties and 5,445 units and various uncompleted development properties having a minority interest book value of $21.0 million at March 31, 2007.  Some of these partnerships contain provisions that require the partnerships to be liquidated through the sale of its assets upon reaching a date specified in each respective partnership agreement.  The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute proceeds of liquidation to the Minority Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of its assets warrant a distribution based on the partnership agreements.  As of March 31, 2007, the Company estimates the value of Minority Interest distributions would have been approximately $102.8 million (“Settlement Value”) had the partnerships been liquidated.  This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on March 31, 2007 had those mortgages been prepaid.  Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Minority Interests in the Company’s Partially Owned Properties is subject to change.  To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Minority Interests in Partially Owned Properties.

The Company adopted EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“Issue 04-5”), effective January 1, 2006.  Issue 04-5 provides guidance in determining whether a general partner controls a limited partnership.  The Company consolidated its Lexford syndicated portfolio consisting of 20 separate partnerships (10 properties) containing 1,272 units, all of which were sold October 5, 2006.  The adoption did not have a material effect on the results of operations or financial position.

In July 2006, the FASB ratified the consensus in FIN No. 48, Accounting for Uncertainty in Income Taxes.  FIN No. 48 creates a single model to address uncertainty in income tax positions and prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition, and clearly scopes income taxes out of SFAS No. 5, Accounting for Contingencies.  The Company adopted FIN No. 48 as required effective January 1, 2007.  The adoption of FIN No. 48 did not have a material effect on the consolidated results of operations or financial position.

3.                                      Shareholders’ Equity and Minority Interests

The following tables present the changes in the Company’s issued and outstanding Common Shares and OP Units for the quarter ended March 31, 2007:

2007
Common Shares outstanding at January 1,	293,551,633

Common Shares Issued:
Conversion of Series E Preferred Shares	17,358
Conversion of Series H Preferred Shares	724
Conversion of OP Units	603,298
Exercise of options	217,165
Employee Share Purchase Plan	77,537
Restricted share grants, net	419,539

Common Shares Other:
Repurchased and retired	(4,140,254)

Common Shares outstanding at March 31,	290,747,000

2007

OP Units outstanding at January 1,	19,914,583
Conversion of OP Units to Common Shares	(603,298)
OP Units Outstanding at March 31,	19,311,285
Total Common Shares and OP Units Outstanding at March 31,	310,058,285
OP Units Ownership Interest in Operating Partnership	6.2%

During the quarter ended March 31, 2007, the Company repurchased 4,140,254 of its Common Shares at an average price of $48.76 per share for total consideration of $201.9 million, of which $142.8 million was paid in cash during the first quarter of 2007 and $59.1 million was accrued for at March 31, 2007 (see below).  These shares were retired subsequent to the repurchase.  Of the total shares repurchased, 80,054 shares were repurchased at an average price of $54.37 per share to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares.  The remaining 4,060,200 shares were repurchased in the open market at an average price of $48.65 per share.  As of March 31, 2007, transactions to repurchase 1,245,100 of the 4,140,254 Common Shares had not yet settled.  As of March 31, 2007, the Company has reduced the number of Common Shares issued and outstanding by this amount and recorded a liability of $59.1 million included in other liabilities on the consolidated balance sheets.

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

The following table presents the Company’s issued and outstanding Preferred Shares as of March 31, 2007 and December 31, 2006:

			Annual	Amounts in thousands
	Redemption Date (1) (2)	Conversion Rate (2)	Dividend per Share (3)	March 31, 2007	December 31, 2006
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:

8.60% Series D Cumulative Redeemable Preferred; liquidation value $250 per share; 700,000 shares issued and outstanding at March 31, 2007 and December 31, 2006 (4)	7/15/07	N/A	$21.50	$175,000	$175,000

7.00% Series E Cumulative Convertible Preferred; liquidation value $25 per share; 419,216 and 434,816 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	11/1/98	1.1128	$1.75	10,480	10,871

7.00% Series H Cumulative Convertible Preferred; liquidation value $25 per share; 27,634 and 28,134 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	6/30/98	1.4480	$1.75	691	703

8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	12/10/26	N/A	$4.145	50,000	50,000

6.48% Series N Cumulative Redeemable Preferred; liquidation value $250 per share; 600,000 shares issued and outstanding at March 31, 2007 and December 31, 2006 (4)	6/19/08	N/A	$16.20	150,000	150,000
				$386,171	$386,574

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

The following table presents the issued and outstanding Preference Interests as of March 31, 2007 and December 31, 2006:

			Annual	Amounts in thousands
	Redemption Date (1) (2)	Conversion Rate (2)	Dividend per Unit (3)	March 31, 2007	December 31, 2006
Preference Interests:

7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 230,000 units issued and outstanding at March 31, 2007 and December 31, 2006	12/14/06	1.4108	$3.8125	$11,500	$11,500
				$11,500	$11,500

(1)          On or after the fifth anniversary of the issuance (the “Redemption Date”), the Series J Preference Interests may be redeemed for cash at the option of the Company, in whole or in part, at any time or from time to time, at a redemption price equal to the liquidation preference of $50.00 per unit plus the cumulative amount of accrued and unpaid distributions, if any.

(2)          On or after the tenth anniversary of the issuance (the “Conversion Date”), the Series J Preference Interests are exchangeable at the option of the holder (in whole but not in part) on a one-for-one basis for a respective reserved series of EQR Preferred Shares.  In addition, on or after the Conversion Date, the Series J Preference Interests may be converted under certain circumstances at the option of the holder (in whole but not in part) to Common Shares based upon the contractual conversion rate, plus accrued and unpaid distributions, if any.  Prior to the Conversion Date, the Series J Preference Interests may be converted under certain circumstances at the option of the holder (in whole but not in part) to Common Shares based upon the contractual conversion rate, plus accrued and unpaid distributions, if any, if the issuer has called the series for redemption (the “Accelerated Conversion Right”).

(3)          Dividends on the Series J Preference Interests are payable quarterly on March 25th, June 25th, September 25th and December 25th of each year.

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of March 31, 2007 and December 31, 2006:

			Annual	Amounts in thousands
	Redemption Date (2)	Conversion Rate (2)	Dividend per Unit (1)	March 31, 2007	December 31, 2006
Junior Preference Units:

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at March 31, 2007 and December 31, 2006	07/29/09	1.020408	$2.00	$184	$184
				$184	$184

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

4.                                      Real Estate

The following table summarizes the carrying amounts for investment in real estate (at cost) as of March 31, 2007 and December 31, 2006 (Amounts in thousands):

	March 31, 2007	December 31, 2006
Land	$3,391,105	$3,217,672
Depreciable property:
Buildings and improvements	12,918,797	12,563,807
Furniture, fixtures and equipment	865,650	812,552
Projects under development:
Land	125,006	137,505
Construction-in-progress	259,528	261,626
Land held for development:
Land	246,114	202,695
Construction-in-progress	50,876	39,318
Investment in real estate	17,857,076	17,235,175
Accumulated depreciation	(3,103,329)	(3,022,480)
Investment in real estate, net	$14,753,747	$14,212,695

During the quarter ended March 31, 2007, the Company acquired the following from unaffiliated parties (purchase price in thousands):

	Properties	Units	Purchase Price
Rental Properties	13	3,899	$674,156
Land Parcels (three)	—	—	42,450
	13	3,899	$716,606

During the quarter ended March 31, 2007, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Units	Sales Price
Rental Properties	12	3,711	$253,930
Condominium Units	2	157	37,280
	14	3,868	$291,210

The Company recognized a net gain on sales of discontinued operations of approximately $111.8 million on the above sales.

5.                                      Commitments to Acquire/Dispose of Real Estate

As of May 2, 2007, in addition to the properties that were subsequently acquired as discussed in Note 16, the Company had entered into separate agreements to acquire the following (purchase price in thousands):

	Properties/ Parcels	Units	Purchase Price
Operating Properties	6	1,528	$361,200
Land Parcels	1	—	53,052
Total	7	1,528	$414,252

As of May 2, 2007, in addition to the properties that were subsequently disposed as discussed in Note 16, the Company had entered into separate agreements to dispose of the following (sales price in thousands):

	Properties/ Parcels	Units	Sales Price
Operating Properties	19	4,635	$397,429
Development Properties	1	—	44,700
Land Parcels	1	—	3,000
Total	21	4,635	$445,129

The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

6.                                      Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated).  The following table summarizes the Company’s investments in partially owned entities as of March 31, 2007 (amounts in thousands except for project and unit amounts):

		Consolidated					Unconsolidated
		Development Projects
		Held for and/or Under Development	Completed, Not Stabilized (4)	Completed and Stabilized	Other	Total	Institutional Joint Ventures

Total projects	(1)	—	2	4	21	27	45

Total units	(1)	—	572	977	3,896	5,445	10,846

Debt – Secured (2):
EQR Ownership (3)		$98,860	$90,237	$61,000	$286,957	$537,054	$121,200
Minority Ownership		—	—	—	13,321	13,321	363,600
Total (at 100%)		$98,860	$90,237	$61,000	$300,278	$550,375	$484,800

(1)          Project and unit counts exclude all uncompleted development projects until those projects are substantially completed.

(2)          All debt is non-recourse to the Company with the exception of $28.3 million in mortgage bonds on one development project.

(3)          Represents the Company’s economic ownership interest.

(4)          Projects included here are substantially complete.  However, they may still require additional exterior and interior work for all units to be available for leasing.

7.                                      Deposits – Restricted

The following table presents the deposits – restricted as of March 31, 2007 and December 31, 2006 (amounts in thousands):

	March 31, 2007	December 31, 2006

Tax-deferred (1031) exchange proceeds	$81,468	$299,392
Earnest money on pending acquisitions	12,870	13,170
Resident security and utility deposits	37,727	36,260
Restricted deposits on debt	34,805	20,194
Other	22,088	22,809
Totals	$188,958	$391,825

8.                                      Mortgage Notes Payable

As of March 31, 2007, the Company had outstanding mortgage debt of approximately $3.1 billion.

During the quarter ended March 31, 2007, the Company:

•                  Repaid $141.7 million of mortgage loans;

•                  Assumed $40.7 million of mortgage debt on certain properties in connection with their acquisitions;

•                  Obtained $33.6 million of new mortgage loans on certain properties; and

•                  Was released from $4.8 million of mortgage debt assumed by the purchaser on disposed properties.

The Company recorded approximately $0.1 million and $0.3 million of prepayment penalties and write-offs of unamortized deferred financing costs, respectively, as additional interest related to debt extinguishment of mortgages during the quarter ended March 31, 2007.

As of March 31, 2007, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through September 1, 2045.  At March 31, 2007, the interest rate range on the Company’s mortgage debt was 3.32% to 12.465%.  During the quarter ended March 31, 2007, the weighted average interest rate on the Company’s mortgage debt was 5.73%.

9.                                      Notes

As of March 31, 2007, the Company had outstanding unsecured notes of approximately $4.4 billion.  There were no significant transactions during the quarter ended March 31, 2007.

As of March 31, 2007, scheduled maturities for the Company’s outstanding notes were at various dates through 2029.  At March 31, 2007, the interest rate range on the Company’s notes was 3.85% to 7.625%.  During the quarter ended March 31, 2007, the weighted average interest rate on the Company’s notes was 5.70%.

10.                               Lines of Credit

On February 28, 2007, the Operating Partnership entered into an unsecured revolving credit facility with potential borrowings of up to $1.5 billion maturing on February 28, 2012.  Advances under the credit facility bear interest at variable rates based upon LIBOR at various interest periods plus a spread dependent upon the Operating Partnership’s credit rating or based on bids received from the lending group.  EQR has guaranteed the Operating Partnership’s credit facility up to the maximum amount and for the full term of the facility.

On April 1, 2005, the Operating Partnership obtained a three-year $1.0 billion unsecured revolving credit facility maturing on May 29, 2008.  Advances under the credit facility bore interest at variable rates based upon LIBOR at various interest periods plus a spread dependent upon the Operating Partnership’s credit rating or based on bids received from the lending group.  EQR guaranteed the Operating Partnership’s credit facility up to the maximum amount and for the full term of the facility.  This credit facility was repaid in full and terminated on February 28, 2007.  The Company recorded $0.4 million of write-offs of unamortized deferred financing costs as additional interest in connection with this termination.

As of March 31, 2007, $947.5 million was outstanding and $70.8 million was restricted (dedicated to support letters of credit and not available for borrowing) on the $1.5 billion revolving credit facility.  During the quarter ended March 31, 2007, the weighted average interest rate under the credit facilities was 5.63%.

11.                               Derivative Instruments

The following table summarizes the consolidated derivative instruments at March 31, 2007 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)	Development Cash Flow Hedges (3)
Current Notional Balance	$370,000	$100,000	$—
Lowest Possible Notional	$370,000	$100,000	$—
Highest Possible Notional	$370,000	$100,000	$54,947
Lowest Interest Rate	3.245%	5.596%	N/A
Highest Interest Rate	3.787%	5.596%	5.850%
Earliest Maturity Date	2009	2017	2009
Latest Maturity Date	2009	2017	2009
Estimated Asset (Liability) Fair Value	$(10,713)	$(3,230)	$19

(1)          Fair Value Hedges – Converts outstanding fixed rate debt to a floating interest rate.

(2)          Forward Starting Swaps – Designed to partially fix the interest rate in advance of a planned future debt issuance.

(3)          Development Cash Flow Hedges – Converts outstanding floating rate debt to a fixed interest rate (swaps) and/or locks-in a maximum interest rate (caps).

On March 31, 2007, the net derivative instruments were reported at their fair value as other liabilities of approximately $13.9 million and other assets of $19,000.  As of March 31, 2007, there were approximately $14.2 million in deferred losses, net, included in accumulated other comprehensive loss.  Based on the estimated fair values of the net derivative instruments at March 31, 2007, the Company may recognize an estimated $2.5 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending March 31, 2008.

12.                               Earnings Per Share

The following tables set forth the computation of net income per share – basic and net income per share – diluted (amounts in thousands except per share amounts):

	Quarter Ended March 31,
	2007	2006
Numerator for net income per share – basic:
Income from continuing operations, net of minority interests	$21,576	$17,555
Preferred distributions	(7,424)	(10,095)
Income from continuing operations available to Common Shares, net of minority interests	14,152	7,460
Discontinued operations, net of minority interests	104,661	360,260
Numerator for net income per share – basic	$118,813	$367,720

Numerator for net income per share – diluted:
Income from continuing operations, net of minority interests	$21,576	$17,555
Preferred distributions	(7,424)	(10,095)
Effect of dilutive securities:
Allocation to Minority Interests – Operating Partnership, net	939	543

Income from continuing operations available to Common Shares	15,091	8,003
Discontinued operations	111,608	385,677
Numerator for net income per share – diluted	$126,699	$393,680

Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	292,251	288,880
Effect of dilutive securities:
OP Units	19,446	20,454
Share options/restricted shares	4,568	4,715

Denominator for net income per share – diluted	316,265	314,049

Net income per share – basic	$0.41	$1.27

Net income per share – diluted	$0.40	$1.25

Net income per share – basic:
Income from continuing operations available to Common Shares, net of minority interests	$0.048	$0.026
Discontinued operations, net of minority interests	0.358	1.247

Net income per share – basic	$0.406	$1.273

Net income per share – diluted:
Income from continuing operations available to Common Shares	$0.048	$0.025
Discontinued operations	0.353	1.228

Net income per share – diluted	$0.401	$1.253

Convertible preferred shares/units that could be converted into 853,151 and 1,615,465 weighted average Common Shares for the quarters ended March 31, 2007 and 2006, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.  In addition, the effect of the Common Shares that could ultimately be issued upon the conversion/exchange of the Operating Partnership’s $650.0 million exchangeable senior notes were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

13.                               Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of on or after January 1, 2002 (the date of adoption of SFAS

No. 144) and all operations related to condominium conversion properties effective upon their respective transfer into a TRS.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during the quarters ended March 31, 2007 and 2006 (amounts in thousands).

	Quarter Ended March 31,
	2007	2006
REVENUES
Rental income	$7,749	$74,789
Total revenues	7,749	74,789

EXPENSES (1)
Property and maintenance	4,484	25,461
Real estate taxes and insurance	1,209	9,746
Property management	141	2,733
Depreciation	1,853	18,095
General and administrative	2	211
Impairment	—	226
Total expenses	7,689	56,472

Discontinued operating income	60	18,317

Interest and other income	87	980
Interest (2):
Expense incurred, net	(306)	(6,069)
Amortization of deferred financing costs	—	(52)

Discontinued operations	(159)	13,176
Minority Interests – Operating Partnership	10	(869)
Discontinued operations, net of minority interests	(149)	12,307

Net gain on sales of discontinued operations	111,767	372,501
Minority Interests – Operating Partnership	(6,957)	(24,548)
Gain on sales of discontinued operations, net of minority interests	104,810	347,953

Discontinued operations, net of minority interests	$104,661	$360,260

(1)       Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Company’s period of ownership.

(2)       Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.

For the properties sold during the quarter ended March 31, 2007 (excluding condominium conversion properties), the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2006 were $152.1 million and $11.9 million, respectively.

The net real estate basis of the Company’s condominium conversion properties owned by the TRS and included in discontinued operations (excludes the Company’s five halted conversions as they are now held for use), which were included in investment in real estate, net in the consolidated balance sheets, was $98.1 million and $95.4 million at March 31, 2007 and December 31, 2006, respectively.

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

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland.  The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act.  The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees.  The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company.  Accordingly, the Company is defending the suit vigorously.  Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit and as a result, no amounts have been accrued at March 31, 2007. While no assurances can be given, the Company does not believe that the suit, if adversely determined, will have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, reasonably may be expected to have a material adverse effect on the Company.

During the years ended December 31, 2005 and 2004, the Company established a reserve and recorded a corresponding expense, net of insurance receivables, for estimated uninsured property damage at certain of its properties caused by various hurricanes in each respective year.  During the quarter ended March 31, 2007, the Company received $3.8 million in insurance proceeds and recorded an additional $2.8 million of receivables in anticipation of proceeds expected.  As of March 31, 2007, a receivable of $4.1 million and a liability of $2.5 million are included in other assets and other liabilities, respectively, on the consolidated balance sheets.

As of March 31, 2007, the Company has ten projects totaling 3,228 units in various stages of development with estimated completion dates ranging through June 30, 2009.  The primary development agreements currently in place have the following key terms:

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

The Company’s primary business is owning, managing, and operating multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents.  Senior management evaluates the performance of each of our apartment communities individually and geographically, and both on a same store and non-same store basis; however, each of our apartment communities generally has similar economic characteristics, residents, and products and services.  The Company’s operating segments have been aggregated by geography in a manner identical to that which is provided to its chief operating decision maker.

The Company’s fee and asset management, development (including FIN No. 46 partially owned properties), condominium conversion and corporate housing (Equity Corporate Housing or “ECH”) activities are immaterial and do not individually meet the threshold requirements of a reportable segment as provided for in SFAS No. 131 and as such, have been aggregated in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the quarters ended March 31, 2007 and 2006, respectively.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations).  The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities.  Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance.  The following table presents NOI for each segement from our rental real estate specific to continuing operations as well as total assets for the quarters ended March 31, 2007 and 2006, respectively (amounts in thousands):

	Quarter Ended March 31, 2007
	Northeast	South	West	Other (3)	Total
Rental income:
Same store (1)	$127,100	$161,334	$159,967	$—	$448,401
Non-same store/other (2) (3)	15,688	23,805	15,443	20,561	75,497
Total rental income	142,788	185,139	175,410	20,561	523,898

Operating expenses:
Same store (1)	50,709	67,313	56,818	—	174,840
Non-same store/other (2) (3)	8,111	10,447	6,871	25,193	50,622
Total operating expenses	58,820	77,760	63,689	25,193	225,462

NOI:
Same store (1)	76,391	94,021	103,149	—	273,561
Non-same store/other (2) (3)	7,577	13,358	8,572	(4,632)	24,875
Total NOI	$83,968	$107,379	$111,721	$(4,632)	$298,436

Total assets	$4,429,632	$4,647,198	$4,642,573	$1,602,491	$15,321,894

(1)          Properties owned for all of both periods ending March 31, 2007 and March 31, 2006 which represented 133,703 units.

(2)          Properties acquired after January 1, 2006.

(3)          Other includes ECH, development, condominium conversion overhead of $1.2 million and other corporate operations.  Also reflects the $4.2 million elimination of rental income recorded in Northeast, South and West operating segments related to ECH.

	Quarter Ended March 31, 2006
	Northeast	South	West	Other (3)	Total
Rental income:
Same store (1)	$121,135	$154,085	$151,016	$—	$426,236
Non-same store/other (2) (3)	9,056	3,725	3,024	17,930	33,735
Total rental income	130,191	157,810	154,040	17,930	459,971

Operating expenses:
Same store (1)	48,453	63,524	54,156	—	166,133
Non-same store/other (2) (3)	4,468	1,525	1,496	18,152	25,641
Total operating expenses	52,921	65,049	55,652	18,152	191,774

NOI:
Same store (1)	72,682	90,561	96,860	—	260,103
Non-same store/other (2) (3)	4,588	2,200	1,528	(222)	8,094
Total NOI	$77,270	$92,761	$98,388	$(222)	$268,197

(1)          Properties owned for all of both periods ending March 31, 2007 and March 31, 2006 which represented 133,703 units.

(2)          Properties acquired after January 1, 2006.

(3)          Other includes ECH, condominium conversion overhead of $1.7 million, hurricane related property damage net of reimbursement from insurance companies and other corporate operations.  Also reflects the $3.4 million elimination of rental income recorded in Northeast, South and West operating segments related to ECH.

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

(c)                                  West – Seattle/Tacoma, Portland, Central Valley, San Francisco Bay Area, Inland Empire, Los Angeles, Orange County, San Diego and Denver.

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the quarters ended March 31, 2007 and 2006, respectively.

	Quarter Ended March 31,
	2007	2006
	(Amounts in thousands)

Rental income	$523,898	$459,971
Property and maintenance expense	(141,581)	(122,061)
Real estate taxes and insurance expense	(58,977)	(46,071)
Property management expense	(24,904)	(23,642)
Total operating expenses	(225,462)	(191,774)
Net operating income	$298,436	$268,197

16.                               Subsequent Events/Other

Subsequent Events

Subsequent to March 31, 2007 and through May 2, 2007, the Company:

•                  Acquired $314.1 million of residential properties consisting of ten properties and 1,380 units and one land parcel;

•                  Sold ten residential properties consisting of 2,198 units for $205.5 million (excluding condominium units);

•                  Assumed $111.7 million of mortgage debt in connection with the acquisition of eight properties;

•                  Repaid $69.6 million of mortgage loans and $50.0 million of unsecured notes; and

•                  Was released from $54.5 million of mortgage debt assumed by the purchaser on disposed properties.

On April 27, 2007, the Board of Trustees approved an increase of $200.1 million to the Company’s authorized share repurchase program.  As of April 27, 2007 and after giving effect to the above increase, the Company was authorized to repurchase $500.0 million of additional Common Shares.  Following the increased authorization (from May 2, 2007 through May 4, 2007), the Company repurchased an additional 1,296,000 of its Common Shares at an average price of $46.00 per share for total consideration of $59.6 million.  As a result, the Company is now authorized to repurchase $440.4 million of additional Common Shares as of May 4, 2007.

Other

The Company incurred impairment losses of approximately $0.2 million and $0.8 million (including discontinued operations) for the quarters ended March 31, 2007 and 2006, respectively, as a result of the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition (including halted condominium conversions) and development transactions.

The Company recorded a reduction to general and administrative expense of approximately $1.6 million in the first quarter of 2007 due to the successful resolution of a certain lawsuit in Florida, resulting in the reversal of the majority of a previously established litigation reserve.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

For further information including definitions for capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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

Results of Operations

In conjunction with our business objectives and operating strategy, the Company has continued to invest or recycle its capital investment in apartment communities located in strategically targeted markets during the quarter ended March 31, 2007.  In summary, we:

•                  Acquired $674.2 million of properties consisting of 13 properties and 3,899 units and $42.5 million of land parcels, all of which we deem to be in our strategic targeted markets; and

•                  Sold $253.9 million of apartment properties consisting of 12 properties and 3,711 units as well as 157 condominium units for $37.3 million.

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

Properties that the Company owned for all of both of the quarters ended March 31, 2007 and 2006 (the “First Quarter 2007 Same Store Properties”), which represented 133,703 units, impacted the Company’s results of operations.  The First Quarter 2007 Same Store Properties are discussed in the following paragraphs.

The Company’s acquisition, disposition, completed development and consolidation of previously unconsolidated property activities also impacted overall results of operations for the quarters ended March 31, 2007 and 2006.  The impacts of these activities are also discussed in greater detail in the following paragraphs.

Comparison of the quarter ended March 31, 2007 to the quarter ended March 31, 2006

For the quarter ended March 31, 2007, income from continuing operations, net of minority interests, increased by approximately $4.0 million when compared to the quarter ended March 31, 2006.  The increase in continuing operations is discussed below.

Revenues from the First Quarter 2007 Same-Store Properties increased $22.2 million primarily as a result of higher rental rates charged to residents.  Expenses from the First Quarter 2007 Same-Store Properties increased $8.7 million primarily due to higher payroll, building/maintenance and real estate taxes.  The following tables provide comparative same-store results and statistics for the First Quarter 2007 Same-Store Properties:

First Quarter 2007 vs. First Quarter 2006

Quarter over Quarter Same-Store Results/Statistics

$ in Thousands (except for Average Rental Rate) – 133,703 Same-Store Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
Q1 2007	$448,401	$174,840	$273,561	$1,181	94.8%	(13.5)%
Q1 2006	$426,236	$166,133	$260,103	$1,124	94.6%	(13.9)%
Change	$22,165	$8,707	$13,458	$57	0.2%	0.4%
Change	5.2%	5.2%	5.2%	5.1%

(1)  Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the period.

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the First Quarter 2007 Same-Store Properties:

	Quarter Ended March 31,
	2007	2006
	(Amounts in thousands)

Operating income	$135,339	$126,234
Adjustments:
Non-same-store operating results	(24,875)	(8,094)
Fee and asset management revenue	(2,267)	(2,487)
Fee and asset management expense	2,341	2,168
Depreciation	152,821	128,676
General and administrative	9,966	13,040
Impairment	236	566

Same-store NOI	$273,561	$260,103

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

Non-same-store operating results increased $16.8 million and consist primarily of properties acquired in calendar years 2007 and 2006 as well as our corporate housing business.

See also Note 15 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses decreased $0.4 million primarily as a result of lower income earned from Ft. Lewis.  As of March 31, 2007 and 2006, the Company managed 15,025 and 14,888 units, respectively, for third parties and unconsolidated entities.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies.  These expenses increased by approximately $1.3 million or 5.3%.  This increase is primarily attributable to higher overall payroll-related costs.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased $24.1 million primarily as a result of additional depreciation expense on newly acquired properties and capital expenditures for all properties owned.

General and administrative expenses, which include corporate operating expenses, decreased $3.1 million primarily as a result of a decrease of $1.4 million in performance share expenses and a reduction of $1.6 million in legal expenses due to the successful resolution of a certain lawsuit in Florida resulting in the reversal of the majority of a previously established litigation reserve.  The Company anticipates that general and administrative expenses will approximate $48.0 million to $51.0 million for the year ending December 31, 2007. The above assumption is based on current expectations and is forward-looking.

Impairment from continuing operations decreased $0.3 million primarily as a result of fewer write-

offs for development properties during the quarter ended March 31, 2007.

Interest and other income from continuing operations was consistent between the periods under comparison.  The Company anticipates that interest and other income will approximate $5.0 million to $7.0 million for the year ending December 31, 2007.  The above assumption is based on current expectations and is forward-looking.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $6.9 million primarily as a result of higher overall debt levels outstanding, partially offset by lower overall effective interest rates.  During the quarter ended March 31, 2007, the Company capitalized interest costs of approximately $7.9 million as compared to $4.0 million for the quarter ended March 31, 2006.  This capitalization of interest primarily relates to projects under development.  The effective interest cost on all indebtedness for the quarter ended March 31, 2007 was 5.93% as compared to 6.25% for the quarter ended March 31, 2006.  The Company anticipates that interest expense (including discontinued operations) will approximate $465.0 million to $490.0 million for the year ending December 31, 2007.  The above assumption is based on current expectations and is forward-looking.

Loss from investments in unconsolidated entities was consistent between the periods under comparison.

Net gain on sales of unconsolidated entities decreased $0.3 million between the periods under comparison as the Company recognized a gain on one unconsolidated property sold in 2006.

Discontinued operations, net of minority interests, decreased approximately $255.6 million between the periods under comparison.  This decrease is primarily due to a decrease in the number of properties sold during the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006.  See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

As of January 1, 2007, the Company had approximately $260.3 million of cash and cash equivalents and $470.7 million available under its revolving credit facilities (net of $69.3 million which was restricted/dedicated to support letters of credit and not available for borrowing).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at March 31, 2007 was approximately $171.7 million and the amount available on the Company’s revolving credit facilities was $481.7 million (net of $70.8 million which was restricted/dedicated to support letters of credit and not available for borrowing).  Effective February 28, 2007, the Company increased its capacity on its revolving credit facility to $1.5 billion.  See Note 10 for further discussion.

During the quarter ended March 31, 2007, the Company generated proceeds from various transactions, which included the following:

•                  Disposed of 14 properties and various individual condominium units, receiving net proceeds of approximately $280.6 million;

•                  Obtained $33.6 million in new mortgage financing; and

•                  Issued approximately 0.3 million Common Shares and received net proceeds of $10.4 million.

During the quarter ended March 31, 2007, the above proceeds were primarily utilized to:

•                  Invest $79.9 million primarily in development projects;

•                  Acquire 13 properties and three land parcels, utilizing cash of $677.1 million;

•                  Repurchase 2.9 million Common Shares utilizing cash of $142.8 million (see Note 3); and

•                  Repay $141.7 million of mortgage loans.

Depending on its analysis of market prices, economic conditions, and other opportunities for the investment of available capital, the Company may repurchase its Common Shares pursuant to its existing share buyback program authorized by the Board of Trustees.  On April 27, 2007, the Board of Trustees approved an increase of $200.1 million to the Company’s authorized share repurchase program.  As of April 27, 2007 and after giving effect to the above increase, the Company was authorized to repurchase $500.0 million of additional Common Shares.  The Company repurchased $201.9 million (4,140,254 shares at an average price per share of $48.76) of its Common Shares during the quarter ended March 31, 2007.  See Notes 3 and 16 for further discussion.

The Company’s total debt summary and debt maturity schedules as of March 31, 2007, are as follows:

Debt Summary as of March 31, 2007

(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$3,105,938	36.7%	5.73%	6.3
Unsecured	5,367,967	63.3%	5.69%	6.5
Total	$8,473,905	100.0%	5.71%	6.4

Fixed Rate Debt:
Secured – Conventional	$2,158,687	25.5%	6.23%	4.5
Secured – Tax Exempt	11,200	0.1%	6.46%	19.7
Unsecured – Public/Private	4,162,825	49.1%	5.69%	6.6
Unsecured – Tax Exempt	111,390	1.3%	5.06%	22.1
Fixed Rate Debt	6,444,102	76.0%	5.86%	6.2

Floating Rate Debt:
Secured – Conventional	414,162	4.9%	6.04%	2.0
Secured – Tax Exempt	521,889	6.2%	3.44%	16.9
Unsecured – Public	146,252	1.7%	6.53%	2.2
Unsecured – Revolving Credit Facility	947,500	11.2%	5.63%	4.9
Floating Rate Debt	2,029,803	24.0%	5.13%	7.2

Total	$8,473,905	100.0%	5.71%	6.4

(1)       Net of the effect of any derivative instruments.  Weighted average rates are for the quarter ended March 31, 2007.

Note:  The Company capitalized interest of approximately $7.9 million and $4.0 million for the quarters ended March 31, 2007 and 2006, respectively.

Debt Maturity Schedule as of March 31, 2007

(Amounts in thousands)

Year		Fixed Rate (1)	Floating Rate (1)	Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2007		$237,777	$85,147	$322,924	3.8%	6.60%	6.67%
2008		479,938	119,571	599,509	7.1%	6.65%	6.61%
2009		457,821	380,367	838,188	9.9%	6.35%	5.35%
2010		279,576	—	279,576	3.3%	7.05%	7.05%
2011	(2)	1,448,748	24,150	1,472,898	17.4%	5.52%	5.49%
2012	(3)	555,380	947,500	1,502,880	17.7%	6.49%	5.94%
2013		567,010	—	567,010	6.7%	5.93%	5.93%
2014		503,771	34,460	538,231	6.4%	5.27%	5.26%
2015		357,579	—	357,579	4.2%	6.40%	6.40%
2016		1,088,845	—	1,088,845	12.8%	5.32%	5.32%
2017+		467,657	438,608	906,265	10.7%	6.70%	5.55%
Total		$6,444,102	$2,029,803	$8,473,905	100.0%	5.97%	5.77%

(1)          Net of the effect of any derivative instruments.  Weighted average rates are as of March 31, 2007.

(2)          Includes $650.0 million of 3.85% convertible unsecured debt with a final maturity of 2026. The notes are callable by the Company on or after August 18, 2011.  The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021.

(3)          Includes $947.5 million outstanding on the Company’s $1.5 billion unsecured revolving credit facility, which matures on February 28, 2012.

The following table provides a summary of the Company’s unsecured debt as of March 31, 2007:

Unsecured Debt Summary as of March 31, 2007

(Amounts in thousands)

					Unamortized
	Coupon	Due		Face	Premium/	Net
	Rate	Date		Amount	(Discount)	Balance

Fixed Rate Notes:
	7.625%	04/15/07		$50,000	$7	$50,007
	6.900%	08/01/07		50,000	(8)	49,992
	7.540%	09/01/07	(1)	4,286	—	4,286
	4.861%	11/30/07		50,000	—	50,000
	7.500%	08/15/08	(1)	130,000	—	130,000
	4.750%	06/15/09	(2)	300,000	(605)	299,395
	6.950%	03/02/11		300,000	3,445	303,445
	6.625%	03/15/12		400,000	(1,456)	398,544
	5.200%	04/01/13		400,000	(710)	399,290
	5.250%	09/15/14		500,000	(458)	499,542
	6.584%	04/13/15		300,000	(892)	299,108
	5.125%	03/15/16		500,000	(480)	499,520
	5.375%	08/01/16		400,000	(1,732)	398,268
	7.125%	10/15/17		150,000	(684)	149,316
	7.570%	08/15/26		140,000	—	140,000
	3.850%	08/15/26	(3)	650,000	(7,888)	642,112
Floating Rate Adjustments			(2)	(150,000)	—	(150,000)
				4,174,286	(11,461)	4,162,825
Fixed Rate Tax Exempt Notes:
	4.750%	12/15/28	(1)	35,600	—	35,600
	5.200%	06/15/29	(1)	75,790	—	75,790
				111,390	—	111,390

Floating Rate Notes:
		06/15/09	(2)	150,000	—	150,000
FAS 133 Adjustments - net			(2)	(3,748)	—	(3,748)
				146,252	—	146,252

Revolving Credit Facility:		02/28/12	(4)	947,500	—	947,500
Total Unsecured Debt				$5,379,428	$(11,461)	$5,367,967

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

(4)   Represents amount outstanding on the Company’s $1.5 billion unsecured revolving credit facility which matures on February 28, 2012.

As of May 9, 2007, an unlimited amount of debt securities remains available for issuance by the Operating Partnership under a registration statement that became automatically effective upon filing with the SEC in June 2006 (under SEC regulations enacted in 2005, the registration statement automatically expires on June 29, 2009 and does not contain a maximum issuance amount) and $956.5 million in equity securities remains available for issuance by the Company under a registration statement the SEC declared effective in

February 1998.

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of March 31, 2007 is presented in the following table.  The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all OP Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange; (ii) the “Common Share Equivalent” of all convertible preferred shares and preference interests/units; and (iii) the liquidation value of all perpetual preferred shares outstanding.

Capital Structure as of March 31, 2007

(Amounts in thousands except for share and per share amounts)

Secured Debt		$3,105,938	36.7%
Unsecured Debt		4,420,467	52.1%
Revolving Credit Facility		947,500	11.2%
Total Debt		8,473,905	100.0%	35.5%

Common Shares	290,747,000	93.8%
OP Units	19,311,285	6.2%
Total Shares and OP Units	310,058,285	100.0%
Common Share Equivalents (see below)	838,519
Total outstanding at quarter-end	310,896,804
Common Share Price at March 31, 2007	$48.23
		14,994,553	97.6%
Perpetual Preferred Equity (see below)		375,000	2.4%
Total Equity		15,369,553	100.0%	64.5%

Total Market Capitalization		$23,843,458		100.0%

Convertible Preferred Equity as of March 31, 2007

(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares/Units	Liquidation Value	Annual Dividend Per Share/Unit	Annual Dividend Amount	Weighted Average Rate	Conversion Ratio	Common Share Equivalents
Preferred Shares:
7.00% Series E	11/1/98	419,216	$10,480	$1.75	$734		1.1128	466,504
7.00% Series H	6/30/98	27,634	691	1.75	48		1.4480	40,014
Preference Interests:
7.625% Series J	12/14/06	230,000	11,500	3.8125	877		1.4108	324,484
Junior Preference Units:
8.00% Series B	7/29/09	7,367	184	2.00	15		1.020408	7,517
Total Convertible Preferred Equity		684,217	$22,855		$1,674	7.32%		838,519

Perpetual Preferred Equity as of March 31, 2007

(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares/Units	Liquidation Value	Annual Dividend Per Share/Unit	Annual Dividend Amount	Weighted Average Rate
Preferred Shares:
8.60% Series D	7/15/07	700,000	$175,000	$21.50	$15,050
8.29% Series K	12/10/26	1,000,000	50,000	4.145	4,145
6.48% Series N	6/19/08	600,000	150,000	16.20	9,720
Total Perpetual Preferred Equity		2,300,000	$375,000		$28,915	7.71%

The Company expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its revolving credit facilities.  The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions.  The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties.  In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $17.9 billion in investment in real estate on the Company’s balance sheet at March 31, 2007, $12.3 billion or 69.1%, was unencumbered.

The Operating Partnership’s senior debt credit ratings from Standard & Poors (“S&P”), Moody’s and Fitch are A-, Baa1 (positive outlook) and A, respectively.  The Company’s preferred equity ratings from S&P, Moody’s and Fitch are BBB+, Baa2 (positive outlook) and A-, respectively.

The Operating Partnership has a long-term revolving credit facility with potential borrowings of up to $1.5 billion which matures in February 2012.  This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements.  As of May 4, 2007, $1.26 billion was outstanding under this facility.

See Note 16 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to March 31, 2007.

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

For the quarter ended March 31, 2007, our actual improvements to real estate totaled approximately $57.4 million.  This includes the following (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate

For the Quarter Ended March 31, 2007

	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit

Established Properties (2)	121,126	$10,093	$83	$17,230	$142	$27,323	$225
New Acquisition Properties (3)	23,596	1,328	58	15,080	660	16,408	718
Other (4)	7,196	4,028		9,595		13,623
Total	151,918	$15,449		$41,905		$57,354

(1)          Total units exclude 10,846 unconsolidated units and 3,560 military housing (fee managed) units.

(2)          Wholly Owned Properties acquired prior to January 1, 2005.

(3)          Wholly Owned Properties acquired during 2005, 2006 and 2007.  Per unit amounts are based on a weighted average of 22,845 units.

(4)          Includes properties either partially owned or sold during the period, commercial space, corporate housing, condominium conversions and $4.7 million included in building improvements spent on thirteen specific assets related to major renovations and repositioning of these assets.

The Company expects to fund approximately $94.0 million for capital expenditures for replacements and building improvements for all established properties for the remainder of 2007.  This includes an average of approximately $1,000 per unit for capital improvements for established properties.

During the quarter ended March 31, 2007, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $1.7 million.  The Company expects to fund approximately $5.3 million in total additions to non-real estate property for the remainder of 2007.

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

See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at March 31, 2007.

Other

Minority Interests as of March 31, 2007 decreased by $26.1 million when compared to December 31, 2006.  The primary factors that impacted this account in the Company’s consolidated statements of operations and balance sheets during the quarter ended March 31, 2007 were:

•                  Distributions declared to Minority Interests, which amounted to $8.9 million (excluding Junior Preference Unit and Preference Interest distributions);

•                  The allocation of income from operations to holders of OP Units in the amount of $7.9 million; and

•                  The conversion of 0.6 million OP Units into Common Shares.

Total distributions paid in April 2007 amounted to $151.6 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the first quarter ended March 31, 2007.

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

As of March 31, 2007, the Company has ten projects totaling 3,228 units in various stages of development with estimated completion dates ranging through June 30, 2009.  The development agreements currently in place are discussed in detail in Note 14 of the Company’s Consolidated Financial Statements.

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

Funds From Operations

For the quarter ended March 31, 2007, Funds From Operations (“FFO”) available to Common Shares and OP Units decreased $1.4 million, or 0.8%, as compared to the quarter ended March 31, 2006.

The following is a reconciliation of net income to FFO available to Common Shares and OP Units for the quarters ended March 31, 2007 and 2006:

	Quarter Ended March 31,
	2007	2006
Net income	$126,237	$377,815
Allocation to Minority Interests – Operating Partnership, net	939	543
Adjustments:
Depreciation	152,821	128,676
Depreciation – Non-real estate additions	(2,035)	(1,796)
Depreciation – Partially Owned and Unconsolidated Properties	943	1,550
Net gain on sales of unconsolidated entities	—	(329)
Discontinued operations:
Depreciation	1,853	18,047
Gain on sales of discontinued operations, net of minority interests	(104,810)	(347,953)
Net incremental gain on sales of condominium units	4,692	7,127
Provision for income taxes – Non-condo sales	(187)	—
Minority Interests – Operating Partnership	(10)	869

FFO (1)(2)	180,443	184,549
Preferred distributions	(7,424)	(10,095)
FFO available to Common Shares and OP Units	$173,019	$174,454

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

(2)  The Company believes that FFO is helpful to investors as a supplemental measure of the operating performance of a real estate company, because it is a recognized measure of performance by the real estate industry and by excluding gains or losses related to dispositions of depreciable property and excluding real estate depreciation (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help compare the operating performance of a company’s real estate between periods or as compared to different companies.  FFO does not represent net income or net cash flows from operating activities in accordance with GAAP.  Therefore, FFO should not be exclusively considered as an alternative to net income or to net cash flows from operating activities as determined by GAAP or as a measure of liquidity.  The Company’s calculation of FFO may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk has not changed materially from the amounts and information reported in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, to the Company’s Form 10-K for the year ended December 31, 2006.  See also Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments.

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland.  The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act.  The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees.  The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company.  Accordingly, the Company is defending the suit vigorously.  Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit and as a result, no amounts have been accrued at March 31, 2007. While no assurances can be given, the Company does not believe that the suit, if adversely determined, will have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, reasonably may be expected to have a material adverse effect on the Company.

Item 1A.  Risk Factors

There have been no material changes related to the risk factors that were discussed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Common Shares Repurchased in the Quarter Ended March 31, 2007

The Company repurchased the following Common Shares during the quarter ended March 31, 2007:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)

February 2007	786,254	$50.80	786,254	$461,831,676
March 2007	3,354,000	$48.29	3,354,000	$299,881,328
First Quarter 2007	4,140,254	$48.76	4,140,254

(1)   The Common Shares repurchased during the quarter ended March 31, 2007 represent Common Shares repurchased under the Company’s publicly announced share repurchase program approved by its Board of Trustees.  Of the total shares repurchased, 80,054 shares were repurchased at an average price of $54.37 per share to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares.  The remaining 4,060,200 shares were repurchased in the open market at an average price of $48.65 per share.  As of March 31, 2007, transactions to repurchase 1,245,100 of the 4,140,254 Common Shares had not yet settled.  On April 27, 2007, the Board of Trustees approved an increase of $200.1 million to the Company’s authorized share repurchase program.  As a result under this program, the Company may repurchase in open market or privately negotiated transactions up to $500.0 million of its Common Shares, of which the same amount remains available at April 27, 2007 ($299.9 million was remaining at March 31, 2007 prior to the authorization increase).

Item 6.    Exhibits – See the Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	May 9, 2007	By:	/s/ Donna Brandin
Donna Brandin
Executive Vice President and
Chief Financial Officer

Date:	May 9, 2007	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
First Vice President and
Chief Accounting Officer

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

Exhibit	Description	Location
10.1	Amendment to Revolving Credit Agreement.	Attached herein.

10.2

Revolving Credit Agreement dated as of February 28, 2007 among ERP Operating Limited Partnership, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book runners, Suntrust Bank, Wachovia Bank, National Association, Wells Fargo Bank, N.A., LaSalle Bank National Association, The Royal Bank of Scotland plc, and US Bank National Association, as co-documentation agents, and a syndicate of other banks (the “Credit Agreement”).

Included as Exhibit 10.1 to the Company’s Form 8-K dated February 28, 2007, filed on March 5, 2007.

10.3	Guaranty of Payment made as of February 28, 2007 between Equity Residential and Bank of America, N.A., as administrative agent for the banks party to the Credit Agreement.	Included as Exhibit 10.2 to the Company’s Form 8-K dated February 28, 2007, filed on March 5, 2007.

31.1	Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2	Certification of Donna Brandin, Chief Financial Officer.	Attached herein.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of the Company.	Attached herein.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Donna Brandin, Chief Financial Officer of the Company.	Attached herein.