Form 10-Q
period 2007-09-30
EQUITY RESIDENTIAL
filed 2007-11-07
CIK 906107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2007

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

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on September 30, 2007 was 271,060,946.

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Investment in real estate
Land	$3,610,743	$3,217,672
Depreciable property	13,557,202	13,376,359
Projects under development	539,009	403,216
Land held for development	395,550	237,928
Investment in real estate	18,102,504	17,235,175
Accumulated depreciation	(3,064,347)	(3,022,480)
Investment in real estate, net	15,038,157	14,212,695

Cash and cash equivalents	62,734	260,277
Investments in unconsolidated entities	3,535	4,448
Deposits – restricted	449,672	391,825
Escrow deposits – mortgage	23,042	25,528
Deferred financing costs, net	56,227	43,384
Other assets	156,218	124,062
Total assets	$15,789,585	$15,062,219

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$3,576,301	$3,178,223
Notes, net	5,311,232	4,419,433
Lines of credit	640,000	460,000
Accounts payable and accrued expenses	154,363	96,699
Accrued interest payable	89,922	91,172
Other liabilities	314,696	311,557
Security deposits	62,196	58,072
Distributions payable	137,259	151,382
Total liabilities	10,285,969	8,766,538

Commitments and contingencies
Minority Interests:
Operating Partnership	337,613	372,961
Preference Interests and Units	184	11,684
Partially Owned Properties	26,879	26,814
Total Minority Interests	364,676	411,459

Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 2,014,275 shares issued and outstanding as of September 30, 2007 and 2,762,950 shares issued and outstanding as of December 31, 2006	210,357	386,574
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 271,060,946 shares issued and outstanding as of September 30, 2007 and 293,551,633 shares issued and outstanding as of December 31, 2006	2,711	2,936
Paid in capital	4,324,541	5,349,194
Retained earnings	609,991	159,528
Accumulated other comprehensive loss	(8,660)	(14,010)
Total shareholders’ equity	5,138,940	5,884,222
Total liabilities and shareholders’ equity	$15,789,585	$15,062,219

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2007	2006	2007	2006
REVENUES
Rental income	$1,517,357	$1,329,578	$525,222	$463,279
Fee and asset management	6,937	6,878	2,234	2,071
Total revenues	1,524,294	1,336,456	527,456	465,350

EXPENSES
Property and maintenance	399,863	350,752	139,363	124,877
Real estate taxes and insurance	160,458	129,648	53,452	46,006
Property management	68,956	70,079	21,694	23,418
Fee and asset management	6,604	6,477	2,100	2,151
Depreciation	441,517	374,007	151,103	129,467
General and administrative	34,651	35,875	13,137	13,522
Impairment	1,020	1,718	626	913
Total expenses	1,113,069	968,556	381,475	340,354

Operating income	411,225	367,900	145,981	124,996

Interest and other income	12,350	11,538	6,125	7,299
Interest:
Expense incurred, net	(361,879)	(312,206)	(128,964)	(108,968)
Amortization of deferred financing costs	(8,191)	(6,254)	(2,036)	(1,882)

Income before allocation to Minority Interests, income (loss) from investments in unconsolidated entities, net gain on sales of unconsolidated entities and land parcels and discontinued operations	53,505	60,978	21,106	21,445
Allocation to Minority Interests:
Operating Partnership, net	(2,246)	(1,657)	(907)	(664)
Preference Interests and Units	(437)	(1,779)	(3)	(223)
Partially Owned Properties	(997)	(2,550)	(218)	(482)
Premium on redemption of Preference Interests	—	(684)	—	(1)
Income (loss) from investments in unconsolidated entities	185	(565)	548	(190)
Net gain on sales of unconsolidated entities	2,629	370	2,629	18
Net gain on sales of land parcels	5,230	3,183	714	2,937
Income from continuing operations, net of minority interests	57,869	57,296	23,869	22,840
Discontinued operations, net of minority interests	808,476	550,487	433,838	46,971
Net income	866,345	607,783	457,707	69,811
Preferred distributions	(19,157)	(29,682)	(4,317)	(9,514)
Premium on redemption of Preferred Shares	(6,144)	(3,941)	(6,144)	(3,941)
Net income available to Common Shares	$841,044	$574,160	$447,246	$56,356

Earnings per share – basic:
Income from continuing operations available to Common Shares	$0.12	$0.08	$0.05	$0.03
Net income available to Common Shares	$2.97	$1.98	$1.64	$0.19
Weighted average Common Shares outstanding	282,847	289,463	272,086	290,036

Earnings per share – diluted:
Income from continuing operations available to Common Shares	$0.11	$0.08	$0.05	$0.03
Net income available to Common Shares	$2.93	$1.95	$1.62	$0.19
Weighted average Common Shares outstanding	306,052	314,982	294,331	315,886

Distributions declared per Common Share outstanding	$1.3875	$1.3275	$0.4625	$0.4425

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Amounts in thousands except for per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2007	2006	2007	2006
Comprehensive income:
Net income	$866,345	$607,783	$457,707	$69,811
Other comprehensive income (loss) – derivative and other instruments:
Unrealized holding gains (losses) arising during the period	3,849	(1,843)	(2,242)	(4,252)
Losses reclassified into earnings from other comprehensive income	1,501	1,689	449	553
Comprehensive income	$871,695	$607,629	$455,914	$66,112

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$866,345	$607,783
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests:
Operating Partnership	56,974	40,493
Preference Interests and Units	437	1,779
Partially Owned Properties	997	2,550
Premium on redemption of Preference Interests	—	684
Depreciation	466,035	440,727
Amortization of deferred financing costs	9,520	7,092
Amortization of discounts and premiums on debt	(3,835)	(5,100)
Amortization of deferred settlements on derivative instruments	466	628
Impairment	1,020	2,069
(Income) from technology investments	—	(3,736)
(Income) loss from investments in unconsolidated entities	(185)	565
Distributions from unconsolidated entities – return on capital	76	138
Net (gain) on sales of unconsolidated entities	(2,629)	(370)
Net (gain) on sales of land parcels	(5,230)	(3,183)
Net (gain) on sales of discontinued operations	(848,495)	(522,328)
Loss on debt extinguishments	3,339	2,901
Unrealized (gain) on derivative instruments	(1)	(12)
Compensation paid with Company Common Shares	14,963	18,401
Other operating activities, net	164	554

Changes in assets and liabilities:
Decrease (increase) in deposits – restricted	1,509	(10,441)
(Increase) decrease in other assets	(2,176)	10,568
Increase in accounts payable and accrued expenses	41,691	35,659
(Decrease) in accrued interest payable	(1,250)	(5,422)
(Decrease) in other liabilities	(15,023)	(45,453)
Increase in security deposits	4,124	8,743
Net cash provided by operating activities	588,836	585,289

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(1,575,814)	(1,399,339)
Investment in real estate – development/other	(327,936)	(193,601)
Improvements to real estate	(185,301)	(181,226)
Additions to non-real estate property	(5,962)	(7,278)
Interest capitalized for real estate under development	(30,753)	(13,176)
Proceeds from disposition of real estate, net	1,824,979	1,066,894
Proceeds from disposition of unconsolidated entities	—	373
Proceeds from technology investments	—	3,736
Investments in unconsolidated entities	(191)	(1,052)
Distributions from unconsolidated entities – return of capital	13	92
Decrease in deposits on real estate acquisitions, net	62,674	10,303
Decrease in mortgage deposits	2,486	3,215
Consolidation of previously Unconsolidated Properties:
Via EITF 04-5 (cash consolidated)	—	1,436
Acquisition of Minority Interests – Partially Owned Properties	—	(71)
Other investing activities, net	1,200	2
Net cash (used for) investing activities	(234,605)	(709,692)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(23,118)	$(10,159)
Mortgage notes payable:
Proceeds	646,930	247,833
Restricted cash	(124,774)	(19,160)
Lump sum payoffs	(348,270)	(245,895)
Scheduled principal repayments	(18,536)	(21,067)
Prepayment premiums/fees	(3,339)	(2,901)
Notes, net:
Proceeds	993,031	1,039,927
Lump sum payoffs	(100,000)	(10,000)
Scheduled principal repayments	(4,286)	(4,286)
Lines of credit:
Proceeds	15,543,000	5,351,500
Repayments	(15,363,000)	(5,614,500)
Proceeds from settlement of derivative instruments	2,370	10,729
Proceeds from sale of Common Shares	5,715	6,631
Proceeds from exercise of options	10,870	50,413
Common Shares repurchased and retired	(1,136,844)	(83,230)
Redemption of Preferred Shares	(175,000)	(115,000)
Redemption of Preference Interests	—	(25,500)
Premium on redemption of Preferred Shares	(14)	(4)
Premium on redemption of Preference Interests	—	(10)
Payment of offering costs	(175)	(83)
Other financing activities, net	(7)	—
Contributions – Minority Interests – Partially Owned Properties	10,600	5,830
Distributions:
Common Shares	(400,907)	(384,901)
Preferred Shares	(22,313)	(31,899)
Preference Interests and Units	(450)	(1,832)
Minority Interests – Operating Partnership	(26,955)	(27,106)
Minority Interests – Partially Owned Properties	(16,302)	(3,431)
Net cash (used for) provided by financing activities	(551,774)	111,899
Net (decrease) in cash and cash equivalents	(197,543)	(12,504)
Cash and cash equivalents, beginning of period	260,277	88,828
Cash and cash equivalents, end of period	$62,734	$76,324

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$399,298	$357,109
Net cash (received) paid during the period for income, franchise and excise taxes	$(266)	$11,967

Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$197,801	$92,528
Valuation of OP Units issued	$—	$49,591
Mortgage loans (assumed) by purchaser	$(76,744)	$(117,949)

Consolidation of previously Unconsolidated Properties – Via EITF 04-5:
Investment in real estate, net	$—	$(24,637)
Mortgage loans consolidated	$—	$22,545
Investments in unconsolidated entities	$—	$2,602
Net other liabilities recorded	$—	$926

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

EQR is the general partner of, and as of September 30, 2007 owned an approximate 93.6% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”).  The Company is structured as an umbrella partnership REIT (“UPREIT”), under which all property ownership and business operations are conducted through the Operating Partnership and its subsidiaries.  References to the “Company” include EQR, the Operating Partnership and those entities owned or controlled by the Operating Partnership and/or EQR.

As of September 30, 2007, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 584 properties in 24 states and the District of Columbia consisting of 154,152 units.  The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Units
Wholly Owned Properties	512	134,589
Partially Owned Properties:
Consolidated	27	5,455
Unconsolidated	44	10,446
Military Housing (Fee Managed)	1	3,662
	584	154,152

2.                                      Summary of Significant Accounting Policies

        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation.  Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

        Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations of its operating properties, no provision for federal income taxes has been made at the EQR level.  Historically, the Company has generally only incurred certain state and local income, excise and franchise taxes.  The Company has elected Taxable REIT Subsidiary (“TRS”) status for certain of its corporate subsidiaries, primarily those entities engaged in condominium conversion and corporate housing activities and as a result, these entities will incur both federal and state income taxes on any taxable income of such entities.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled.  The effect of deferred tax assets and liabilities are recognized in earnings in the period enacted.  As of September 30, 2007, the Company has recorded a deferred tax asset, which was fully offset by a valuation allowance.

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

The Company adopted the disclosure provisions of SFAS No. 150 and FSP No. FAS 150-3, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective December 31, 2003.  SFAS No. 150 and FSP No. FAS 150-3 require the Company to make certain disclosures regarding noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS No. 150 (e.g., minority interests in consolidated limited-life subsidiaries).  The Company is presently the controlling partner in various consolidated partnerships consisting of 27 properties and 5,455 units and various uncompleted development properties having a minority interest book value of $26.9 million at September 30, 2007.  Some of these partnerships contain provisions that require the partnerships to be liquidated through the sale of its assets upon reaching a date specified in each respective partnership agreement.  The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute proceeds of liquidation to the Minority Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of its assets warrant a distribution based on the partnership agreements.  As of September 30, 2007, the Company estimates the value of Minority Interest distributions would have been approximately $112.5 million (“Settlement Value”) had the partnerships been liquidated.  This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on September 30, 2007 had those mortgages been prepaid.  Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Minority Interests in the Company’s Partially Owned Properties is subject to change.  To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Minority Interests in Partially Owned Properties.

The Company adopted EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“Issue 04-5”), effective January 1, 2006.  Issue 04-5 provides guidance in determining whether a general partner controls a limited partnership.  The Company consolidated its Lexford syndicated portfolio consisting of 20 separate partnerships (10 properties) containing 1,272 units, all of which were sold

October 5, 2006.  The adoption did not have a material effect on the consolidated results of operations or financial position.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosure about fair value measurements.  The Company will adopt SFAS No. 157 as required effective January 1, 2008.  While still under review, adoption is not expected to have a material effect on the consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial instruments.  The Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur.  SFAS No. 159 is effective beginning January 1, 2008, but the Company has not yet decided whether it will adopt this optional standard.

3.                                      Shareholders’ Equity and Minority Interests

The following tables present the changes in the Company’s issued and outstanding Common Shares and OP Units for the nine months ended September 30, 2007:

2007

Common Shares outstanding at January 1,	293,551,633

Common Shares Issued:
Conversion of Series E Preferred Shares	51,074
Conversion of Series H Preferred Shares	4,016
Conversion of Series J Preference Interests	324,484
Conversion of OP Units	1,346,609
Exercise of options	356,802
Employee Share Purchase Plan	144,683
Restricted share grants, net	375,991

Common Shares Other:
Repurchased and retired	(25,094,346)

Common Shares outstanding at September 30,	271,060,946

2007

OP Units outstanding at January 1,	19,914,583
Conversion of OP Units to Common Shares	(1,346,609)
OP Units Outstanding at September 30,	18,567,974
Total Common Shares and OP Units Outstanding at September 30,	289,628,920
OP Units Ownership Interest in Operating Partnership	6.4%

On April 27 and May 24, 2007, the Board of Trustees approved an increase of $200.1 million and an additional $500.0 million, respectively, to the Company’s authorized share repurchase program.  Considering the above additional authorizations and the repurchase activity for the nine months ended September 30, 2007, EQR has authorization to repurchase an additional $65.0 million of its shares as of September 30, 2007.

During the nine months ended September 30, 2007, the Company repurchased 25,094,346 of its Common Shares at an average price of $45.30 per share for total consideration of $1.1 billion.  These shares were retired subsequent to the repurchase.  Of the total shares repurchased, 84,046 shares were repurchased from employees at an average price of $53.85 per share (the average of the then current market prices) to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares.  The remaining 25,010,300 shares were repurchased in the open market at an average price of $45.27 per share.

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

The following table presents the Company’s issued and outstanding Preferred Shares as of September 30, 2007 and December 31, 2006:

			Annual	Amounts in thousands
	Redemption Date (1) (2)	Conversion Rate (2)	Dividend per Share (3)	September 30, 2007	December 31, 2006
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:

8.60% Series D Cumulative Redeemable Preferred; liquidation value $250 per share; 0 and 700,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	7/15/07	N/A	(5)	$—	$175,000

7.00% Series E Cumulative Convertible Preferred; liquidation value $25 per share; 388,916 and 434,816 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	11/1/98	1.1128	$1.75	9,723	10,871

7.00% Series H Cumulative Convertible Preferred; liquidation value $25 per share; 25,359 and 28,134 shares issued andoutstanding at September 30, 2007 and December 31, 2006, respectively	6/30/98	1.4480	$1.75	634	703

8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at September 30, 2007 and December 31, 2006	12/10/26	N/A	$4.145	50,000	50,000

6.48% Series N Cumulative Redeemable Preferred; liquidation value $250 per share; 600,000 shares issued and outstanding at September 30, 2007 and December 31, 2006 (4)	6/19/08	N/A	$16.20	150,000	150,000
				$210,357	$386,574

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

(5)

On May 25, 2007, the Company issued an irrevocable notice to redeem for cash on July 16, 2007 all 700,000 shares of its Series D Preferred Shares. The Company recorded the write-off of approximately $6.1 million in original issuance costs as a premium on redemption of Preferred Shares in the accompanying consolidated statements of operations.

The following table presents the issued and outstanding Preference Interests as of September 30, 2007 and December 31, 2006:

				Amounts in thousands
	Redemption Date (1) (2)	Conversion Rate (2)	Annual Dividend per Unit (3)	September 30, 2007	December 31, 2006
Preference Interests:

7.625% Series J Cumulative Convertible Redeemable Preference Units; liquidation value $50 per unit; 0 and 230,000 units issued and outstanding at September 30, 2007 and December 31, 2006, respectively	12/14/06	1.4108	(4)	$—	$11,500
				$—	$11,500

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

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of September 30, 2007 and December 31, 2006:

				Amounts in thousands
	Redemption Date (2)	Conversion Rate (2)	Annual Dividend per Unit (1)	September 30, 2007	December 31, 2006
Junior Preference Units:

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at September 30, 2007 and December 31, 2006	7/29/09	1.020408	$2.00	$184	$184
				$184	$184

(1)	Dividends on the Junior Preference Units are payable quarterly at various pay dates.

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

4.                                      Real Estate

The following table summarizes the carrying amounts for investment in real estate (at cost) as of September 30, 2007 and December 31, 2006 (amounts in thousands):

	September 30, 2007	December 31, 2006
Land	$3,610,743	$3,217,672
Depreciable property:
Buildings and improvements	12,685,221	12,563,807
Furniture, fixtures and equipment	871,981	812,552
Projects under development:
Land	120,032	139,713
Construction-in-progress	418,977	263,503
Land held for development:
Land	337,998	200,487
Construction-in-progress	57,552	37,441
Investment in real estate	18,102,504	17,235,175
Accumulated depreciation	(3,064,347)	(3,022,480)
Investment in real estate, net	$15,038,157	$14,212,695

During the nine months ended September 30, 2007, the Company acquired the following from unaffiliated parties (purchase price in thousands):

	Properties	Units	Purchase Price
Rental Properties	34	7,620	$1,619,465
Land Parcels (seven)	—	—	148,847
	34	7,620	$1,768,312

During the nine months ended September 30, 2007, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Units	Sales Price
Rental Properties	66	19,681	$1,748,434
Condominium Units	5	552	148,237
Land Parcels (two)	—	—	45,662
	71	20,233	$1,942,333

The Company recognized a net gain on sales of discontinued operations, a net gain on sales of unconsolidated entities and a net gain on sales of land parcels of approximately $848.5 million, $2.6 million and $5.2 million, respectively, on the above sales.  Of the 66 rental properties sold during the nine months ended September 30, 2007, one property sold during the quarter ended September 30, 2007 consisting of 400 units was a partially owned unconsolidated property.

5.                                      Commitments to Acquire/Dispose of Real Estate

As of October 31, 2007, the Company had entered into separate agreements to acquire the following (purchase price in thousands):

	Properties/ Parcels	Units	Purchase Price
Operating Properties	2	480	$53,630
Land Parcels	5	—	139,313
Total	7	480	$192,943

As of October 31, 2007, in addition to the parcel that was subsequently disposed as discussed in Note 16, the Company had entered into separate agreements to dispose of the following (sales price in thousands):

	Properties/ Parcels	Units	Sales Price
Operating Properties	7	2,182	$205,550
Land Parcels	1	—	3,200
Total	8	2,182	$208,750

The closings of these pending transactions are subject to certain contingencies and conditions; therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized in the preceding paragraphs.

6.                                      Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated).  The following table summarizes the Company’s investments in partially owned entities as of September 30, 2007 (amounts in thousands except for project and unit amounts):

		Consolidated					Unconsolidated
		Development Projects
		Held for and/or Under Development	Completed, Not Stabilized (4)	Completed and Stabilized	Other	Total	Institutional Joint Ventures

Total projects	(1)	—	2	4	21	27	44

Total units	(1)	—	572	977	3,906	5,455	10,446

Debt — Secured (2):
EQR Ownership (3)		$336,037	$98,141	$61,000	$286,823	$782,001	$121,200
Minority Ownership		—	—	—	13,321	13,321	363,600
Total (at 100%)		$336,037	$98,141	$61,000	$300,144	$795,322	$484,800

(1)	Project and unit counts exclude all uncompleted development projects until those projects are substantially completed.
(2)	All debt is non-recourse to the Company with the exception of $28.3 million in mortgage bonds on one development project.
(3)	Represents the Company’s current economic ownership interest.
(4)	Projects included here are substantially complete. However, they may still require additional exterior and interior work for all units to be available for leasing.

7.                                      Deposits — Restricted

The following table presents the deposits — restricted as of September 30, 2007 and December 31, 2006 (amounts in thousands):

	September 30, 2007	December 31, 2006

Tax-deferred (1031) exchange proceeds	$242,569	$299,393
Earnest money on pending acquisitions	7,320	13,170
Restricted deposits on debt (1)	144,946	22,916
Resident security and utility deposits	40,308	36,260
Other	14,529	20,086
Total	$449,672	$391,825

(1)	Primarily represents amounts held in escrow by the lender and released as draw requests are made on fully-funded development mortgage loans.

8.                                      Mortgage Notes Payable

As of September 30, 2007, the Company had outstanding mortgage debt of approximately $3.6 billion.

During the nine months ended September 30, 2007, the Company:

•                  Repaid $366.8 million of mortgage loans;

•                  Assumed $197.8 million of mortgage debt on certain properties in connection with their acquisitions;

•                  Obtained $646.9 million of new mortgage loans on certain properties; and

•                  Was released from $76.7 million of mortgage debt assumed by the purchaser on disposed properties.

The Company recorded approximately $3.3 million and $3.4 million of prepayment penalties and write-offs of unamortized deferred financing costs, respectively, as additional interest related to debt extinguishment of mortgages during the nine months ended September 30, 2007.

As of September 30, 2007, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through September 1, 2045.  At September 30, 2007, the interest rate range on the Company’s mortgage debt was 3.32% to 12.465%.  During the nine months ended September 30, 2007, the weighted average interest rate on the Company’s mortgage debt was 5.75%.

9.                                      Notes

As of September 30, 2007, the Company had outstanding unsecured notes of approximately $5.3 billion.

During the nine months ended September 30, 2007, the Company:

•                  Issued $350.0 million of five-year 5.50% fixed rate public notes, receiving net proceeds of $346.1 million;

•                  Issued $650.0 million of ten-year 5.75% fixed rate public notes, receiving net proceeds of $640.6 million;

•                  Repaid $50.0 million of 7.625% fixed rate public notes at maturity;

•                  Repaid $50.0 million of 6.90% fixed rate public notes at maturity; and

•                  Repaid $4.3 million of 7.54% fixed rate senior unsecured notes.

As of September 30, 2007, scheduled maturities for the Company’s outstanding notes were at various dates through 2029.  At September 30, 2007, the interest rate range on the Company’s notes was 3.85% to 7.57%.  During the nine months ended September 30, 2007, the weighted average interest rate on the Company’s notes was 5.66%.

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

As of September 30, 2007, $640.0 million was outstanding and $86.1 million was restricted (dedicated to support letters of credit and not available for borrowing) on the $1.5 billion revolving credit facility.  During the nine months ended September 30, 2007, the weighted average interest rate under the credit facilities was 5.69%.

11.                               Derivative Instruments

The following table summarizes the consolidated derivative instruments at September 30, 2007 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)	Development Cash Flow Hedges (3)
Current Notional Balance	$370,000	$150,000	$43,907
Lowest Possible Notional	$370,000	$150,000	$17,942
Highest Possible Notional	$370,000	$150,000	$157,715
Lowest Interest Rate	3.245%	5.263%	4.928%
Highest Interest Rate	3.787%	5.408%	5.850%
Earliest Maturity Date	2009	2018	2009
Latest Maturity Date	2009	2018	2009
Estimated Liability Fair Value	$(6,599)	$(882)	$(685)

(1)	Fair Value Hedges - Converts outstanding fixed rate debt to a floating interest rate.
(2)	Forward Starting Swaps - Designed to partially fix the interest rate in advance of a future debt issuance.
(3)	Development Cash Flow Hedges - Converts outstanding floating rate debt to a fixed interest rate (swaps) and/or locks-in a maximum interest rate (caps).

On September 30, 2007, the net derivative instruments were reported at their fair value as other liabilities of approximately $8.2 million and other assets of $3,800.  As of September 30, 2007, there were approximately $9.2 million in deferred losses, net, included in accumulated other comprehensive loss.  Based on the estimated fair values of the net derivative instruments at September 30, 2007, the Company may recognize an estimated $2.4 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending September 30, 2008.

In June 2007, the Company received approximately $2.4 million to terminate five forward starting swaps in conjunction with the issuance of $650.0 million of ten-year unsecured notes.  The majority of the $2.4 million has been deferred as a component of accumulated other comprehensive loss and will be recognized as a reduction of interest expense over the life of the unsecured notes.

12.                               Earnings Per Share

The following tables set forth the computation of net income per share - basic and net income per share - diluted (amounts in thousands except per share amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2007	2006	2007	2006
Numerator for net income per share - basic:
Income from continuing operations, net of minority interests	$57,869	$57,296	$23,869	$22,840
Preferred distributions	(19,157)	(29,682)	(4,317)	(9,514)
Premium on redemption of Preferred Shares	(6,144)	(3,941)	(6,144)	(3,941)
Income from continuing operations available to Common Shares, net of minority interests	32,568	23,673	13,408	9,385
Discontinued operations, net of minority interests	808,476	550,487	433,838	46,971
Numerator for net income per share - basic	$841,044	$574,160	$447,246	$56,356

Numerator for net income per share - diluted:
Income from continuing operations, net of minority interests	$57,869	$57,296	$23,869	$22,840
Preferred distributions	(19,157)	(29,682)	(4,317)	(9,514)
Premium on redemption of Preferred Shares	(6,144)	(3,941)	(6,144)	(3,941)
Effect of dilutive securities:
Allocation to Minority Interests - Operating Partnership, net	2,246	1,657	907	664

Income from continuing operations available to Common Shares	34,814	25,330	14,315	10,049
Discontinued operations	863,204	589,323	463,800	50,301
Numerator for net income per share - diluted	$898,018	$614,653	$478,115	$60,350

Denominator for net income per share - basic and diluted:
Denominator for net income per share - basic	282,847	289,463	272,086	290,036
Effect of dilutive securities:
OP Units	19,140	20,549	18,891	20,635
Share options/restricted shares	4,065	4,970	3,354	5,215

Denominator for net income per share - diluted	306,052	314,982	294,331	315,886

Net income per share - basic	$2.97	$1.98	$1.64	$0.19

Net income per share - diluted	$2.93	$1.95	$1.62	$0.19

	Nine Months Ended September 30,		Quarter Ended September 30,
	2007	2006	2007	2006
Net income per share - basic:

Income from continuing operations available to Common Shares, net of minority interests	$0.115	$0.082	$0.049	$0.032
Discontinued operations, net of minority interests	2.858	1.901	1.595	0.162

Net income per share - basic	$2.973	$1.983	$1.644	$0.194

Net income per share - diluted:
Income from continuing operations available to Common Shares	$0.114	$0.080	$0.048	$0.032
Discontinued operations	2.820	1.871	1.576	0.159

Net income per share - diluted	$2.934	$1.951	$1.624	$0.191

Convertible preferred shares/units that could be converted into 713,604 and 1,260,905 weighted average Common Shares for the nine months ended September 30, 2007 and 2006, respectively, and 488,324 and 900,802 weighted average Common Shares for the quarters ended September 30, 2007 and 2006, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.  In addition, the effect of the Common Shares that could ultimately be issued upon the conversion/exchange of the Operating Partnership’s $650.0 million exchangeable senior notes was not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

13.                               Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of on or after January 1, 2002 (the date of adoption of SFAS No. 144) and all operations related to condominium conversion properties effective upon their respective transfer into a TRS.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during the nine months and quarters ended September 30, 2007 and 2006 (amounts in thousands).

	Nine Months Ended September 30,		Quarter Ended September 30,
	2007	2006	2007	2006
REVENUES
Rental income	$90,916	$304,160	$13,503	$95,225
Total revenues	90,916	304,160	13,503	95,225

EXPENSES (1)
Property and maintenance	36,881	101,064	8,111	32,023
Real estate taxes and insurance	11,271	38,408	1,565	11,087
Property management	291	8,896	27	2,959
Depreciation	24,518	66,720	3,191	13,788
General and administrative	34	704	22	197
Impairment	—	351	—	—
Total expenses	72,995	216,143	12,916	60,054

Discontinued operating income	17,921	88,017	587	35,171

Interest and other income	170	1,649	37	508
Interest (2):
Expense incurred, net	(2,053)	(21,833)	4	(5,345)
Amortization of deferred financing costs	(1,329)	(838)	—	(64)

Discontinued operations	14,709	66,995	628	30,270
Minority Interests — Operating Partnership	(933)	(4,415)	(41)	(2,004)
Discontinued operations, net of minority interests	13,776	62,580	587	28,266

Net gain on sales of discontinued operations	848,495	522,328	463,172	20,031
Minority Interests — Operating Partnership	(53,795)	(34,421)	(29,921)	(1,326)
Gain on sales of discontinued operations, net of minority interests	794,700	487,907	433,251	18,705

Discontinued operations, net of minority interests	$808,476	$550,487	$433,838	$46,971

(1)             Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Company’s period of ownership.

(2)             Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.

For the properties sold during the nine months ended September 30, 2007 (excluding condominium conversion properties), the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2006 were $964.6 million and $91.7 million, respectively.

The net real estate basis of the Company’s condominium conversion properties owned by the TRS and included in discontinued operations (excludes the Company’s six halted conversions as they are now held for use), which were included in investment in real estate, net in the consolidated balance sheets, was $82.8 million and $107.8 million at September 30, 2007 and December 31, 2006, respectively.

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

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland.  The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans with Disabilities Act.  The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees.  The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company.  Accordingly, the Company is defending the suit vigorously.  Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit and as a result, no amounts have been accrued at September 30, 2007.  While no assurances can be given, the Company does not believe that the suit, if adversely determined, will have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, reasonably may be expected to have a material adverse effect on the Company.

During the years ended December 31, 2005 and 2004, the Company established a reserve and recorded a corresponding expense, net of insurance receivables, for estimated uninsured property damage at certain of its properties caused by various hurricanes in each respective year.  During the nine months ended September 30, 2007, the Company received $5.6 million in insurance proceeds and recorded an additional $3.9 million of receivables in anticipation of proceeds expected.  As of September 30, 2007, a receivable of $3.4 million and a liability of $1.4 million are included in other assets and other liabilities, respectively, on the consolidated balance sheets.

As of September 30, 2007, the Company has eleven projects totaling 3,289 units in various stages of development with estimated completion dates ranging through June 30, 2010.  Some of the projects are developed solely by the Company, while others are co-developed with various third party development partners. The development venture agreements with partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The partner is most often the “general” or “managing” partner of the development venture.  The typical buy-sell arrangements contain appraisal rights and provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interest in the project at fair market value upon the expiration of a negotiated time period (typically two to five years after substantial completion of the project).  However, the buy-sell provisions with one partner covering three projects does require the Company to purchase the partner’s interest in the projects at fair market value five years following the receipt of the final certificate of occupancy on the last developed property.

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

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the nine months and quarters ended September 30, 2007 and 2006, respectively.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations).  The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities.  Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance.  The following tables present NOI for each segment from our rental real estate specific to continuing operations for the nine months ended September 30, 2007 and 2006, respectively, as well as total assets at September 30, 2007 (amounts in thousands):

	Nine Months Ended September 30, 2007
	Northeast	South	West	Other (3)	Total
Rental income:
Same store (1)	$353,956	$411,103	$478,229	$—	$1,243,288
Non-same store/other (2) (3)	57,052	77,438	60,718	78,861	274,069
Total rental income	411,008	488,541	538,947	78,861	1,517,357

Operating expenses:
Same store (1)	131,220	167,539	165,159	—	463,918
Non-same store/other (2) (3)	24,805	31,882	24,495	84,177	165,359
Total operating expenses	156,025	199,421	189,654	84,177	629,277

NOI:
Same store (1)	222,736	243,564	313,070	—	779,370
Non-same store/other (2) (3)	32,247	45,556	36,223	(5,316)	108,710
Total NOI	$254,983	$289,120	$349,293	$(5,316)	$888,080

Total assets	$4,610,436	$4,256,791	$4,921,177	$2,001,181	$15,789,585

(1)	Properties owned for all of both periods ending September 30, 2007 and September 30, 2006 which represented 118,029 units.
(2)	Properties acquired after January 1, 2006.
(3)

Other includes ECH, development, condominium conversion overhead of $3.7 million and other corporate operations. Also reflects the $13.0 million elimination of rental income recorded in Northeast, South and West operating segments related to ECH.

	Nine Months Ended September 30, 2006
	Northeast	South	West	Other (3)	Total
Rental income:
Same store (1)	$339,700	$398,229	$452,690	$—	$1,190,619
Non-same store/other (2) (3)	33,475	21,556	19,366	64,562	138,959
Total rental income	373,175	419,785	472,056	64,562	1,329,578

Operating expenses:
Same store (1)	127,063	163,019	161,605	—	451,687
Non-same store/other (2) (3)	14,473	10,091	8,479	65,749	98,792
Total operating expenses	141,536	173,110	170,084	65,749	550,479

NOI:
Same store (1)	212,637	235,210	291,085	—	738,932
Non-same store/other (2) (3)	19,002	11,465	10,887	(1,187)	40,167
Total NOI	$231,639	$246,675	$301,972	$(1,187)	$779,099

(1)	Properties owned for all of both periods ending September 30, 2007 and September 30, 2006 which represented 118,029 units.
(2)	Properties acquired after January 1, 2006.
(3)

Other includes ECH, condominium conversion overhead of $4.2 million, hurricane related property damage net of reimbursement from insurance companies and other corporate operations. Also reflects the $11.6 million elimination of rental income recorded in Northeast, South and West operating segments related to ECH.

The following tables present NOI for each segment from our rental real estate specific to continuing operations for the quarters ended September 30, 2007 and 2006, respectively (amounts in thousands):

	Quarter Ended September 30, 2007
	Northeast	South	West	Other (3)	Total
Rental income:
Same store (1)	$124,446	$146,436	$168,588	$—	$439,470
Non-same store/other (2) (3)	17,820	18,201	18,582	31,149	85,752
Total rental income	142,266	164,637	187,170	31,149	525,222

Operating expenses:
Same store (1)	44,106	60,667	58,689	—	163,462
Non-same store/other (2) (3)	7,291	7,393	7,619	28,744	51,047
Total operating expenses	51,397	68,060	66,308	28,744	214,509

NOI:
Same store (1)	80,340	85,769	109,899	—	276,008
Non-same store/other (2) (3)	10,529	10,808	10,963	2,405	34,705
Total NOI	$90,869	$96,577	$120,862	$2,405	$310,713

(1)	Properties owned for all of both quarters ending September 30, 2007 and September 30, 2006 which represented 123,139 units.
(2)	Properties acquired after July 1, 2006.
(3)

Other includes ECH, development, condominium conversion overhead of $1.3 million and other corporate operations. Also reflects the $4.4 million elimination of rental income recorded in Northeast, South and West operating segments related to ECH.

	Quarter Ended September 30, 2006
	Northeast	South	West	Other (3)	Total
Rental income:
Same store (1)	$120,332	$143,738	$159,582	$—	$423,652
Non-same store/other (2) (3)	8,723	1,634	4,431	24,839	39,627
Total rental income	129,055	145,372	164,013	24,839	463,279

Operating expenses:
Same store (1)	42,877	61,073	57,708	—	161,658
Non-same store/other (2) (3)	4,073	1,078	1,981	25,511	32,643
Total operating expenses	46,950	62,151	59,689	25,511	194,301

NOI:
Same store (1)	77,455	82,665	101,874	—	261,994
Non-same store/other (2) (3)	4,650	556	2,450	(672)	6,984
Total NOI	$82,105	$83,221	$104,324	$(672)	$268,978

(1)	Properties owned for all of both quarters ending September 30, 2007 and September 30, 2006 which represented 123,139 units.
(2)	Properties acquired after July 1, 2006.
(3)

Other includes ECH, condominium conversion overhead of $1.3 million, hurricane related property damage net of reimbursement from insurance companies and other corporate operations. Also reflects the $4.5 million elimination of rental income recorded in Northeast, South and West operating segments related to ECH.

Note:  Markets included in the above geographic segments are as follows:

(a)                                  Northeast — New England (excluding Boston), Boston, New York Metro, DC Northern Virginia, Suburban Maryland, Chicago, Milwaukee and Minneapolis/St. Paul.

(b)                                 South — Charlotte, Raleigh/Durham, Atlanta, Jacksonville, Orlando, Tampa/Ft. Myers, South Florida, Nashville, Tulsa, Austin, Houston, Dallas/Ft. Worth, Albuquerque and Phoenix.

(c)                                  West — Seattle/Tacoma, Portland, Central Valley, San Francisco Bay Area, Inland Empire, Los Angeles, Orange County, San Diego and Denver.

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the nine months and quarters ended September 30, 2007 and 2006, respectively (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2007	2006	2007	2006

Rental income	$1,517,357	$1,329,578	$525,222	$463,279
Property and maintenance expense	(399,863)	(350,752)	(139,363)	(124,877)
Real estate taxes and insurance expense	(160,458)	(129,648)	(53,452)	(46,006)
Property management expense	(68,956)	(70,079)	(21,694)	(23,418)
Total operating expenses	(629,277)	(550,479)	(214,509)	(194,301)
Net operating income	$888,080	$779,099	$310,713	$268,978

16.                               Subsequent Events/Other

Subsequent Events

Subsequent to September 30, 2007 and through October 31, 2007, the Company:

•                  Acquired 10,000 square feet of floor area rights for $1.9 million associated with a land parcel sold during the quarter ended June 30, 2007 that was held by the Company and a third-party joint venture partner.  The floor area rights were sold on the same day for $4.3 million;

•                  Obtained a three-year (subject to two one-year extension options) $500.0 million senior unsecured credit facility (term loan) which generally pays a variable interest rate of LIBOR plus a spread dependent upon the current credit rating on the Operating Partnership’s long-term senior unsecured debt; and

•                  Repaid $22.9 million in mortgage loans in conjunction with the closing of $116.9 million in construction loans on partially owned (consolidated) development properties.

Other

The Company incurred impairment losses of approximately $1.0 million and $2.1 million (including discontinued operations) for the nine months ended September 30, 2007 and 2006, respectively, as a result of the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition (including halted condominium conversions) and development transactions.

The Company recorded a reduction to general and administrative expense of approximately $1.7 million during the nine months ended September 30, 2007 due to the successful resolution of a certain lawsuit in Florida, resulting in the reversal of the majority of a previously established litigation reserve.  The Company had previously recorded a reduction to general and administrative expense of approximately $2.8 million during the nine months ended September 30, 2006 due to the recovery of insurance proceeds related to the same lawsuit.

The Company received $1.2 million related to its 7.075% ownership interest in Wellsford Park Highlands Corporation (“WPHC”), an entity which owns a condominium development in Denver, Colorado.  The Company recorded a gain of approximately $0.7 million as income from investments in unconsolidated entities and has no further ownership interest in WPHC.

On September 5, 2007, the Company and Donna Brandin, its former Chief Financial Officer (“CFO”), entered into a Resignation Agreement reflecting Ms. Brandin’s resignation effective September 14, 2007.  The Company recorded approximately $0.9 million of additional general and administrative expense during the quarter ended September 30, 2007 related to cash severance and accelerated vesting of share options and restricted/performance shares.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Forward-looking statements and related uncertainties are also included in Notes 5 and 11 in the Notes to Consolidated Financial Statements in this report.

Results of Operations

In conjunction with our business objectives and operating strategy, the Company has continued to invest or recycle its capital investment in apartment communities located in strategically targeted markets during the nine months ended September 30, 2007.  In summary, we:

•                  Acquired $1.6 billion of properties consisting of 34 properties and 7,620 units and $148.8 million of land parcels, all of which we deem to be in our strategic targeted markets; and

•                  Sold $1.7 billion of properties consisting of 66 properties and 19,681 units, $45.7 million of land parcels and 552 condominium units for $148.2 million.

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

Properties that the Company owned for all of both of the nine months ended September 30, 2007 and 2006 (the “Nine-Month 2007 Same Store Properties”), which represented 118,029 units, and properties that the Company owned for all of both of the quarters ended September 30, 2007 and 2006 (the “Third Quarter 2007 Same Store Properties”), which represented 123,139 units, impacted the Company’s results of operations.  Both the Nine-Month 2007 Same Store Properties and the Third Quarter 2007 Same Store Properties are discussed in the following paragraphs.

The Company’s acquisition, disposition, completed development and consolidation of previously unconsolidated property activities also impacted overall results of operations for the nine months and quarters ended September 30, 2007 and 2006.  The impacts of these activities are also discussed in greater detail in the following paragraphs.

Comparison of the nine months ended September 30, 2007 to the nine months ended September 30, 2006

For the nine months ended September 30, 2007, income from continuing operations, net of minority interests, increased by approximately $0.6 million when compared to the nine months ended September 30, 2006.  The increase in continuing operations is discussed below.

Revenues from the Nine-Month 2007 Same Store Properties increased $52.7 million primarily as a result of higher rental rates charged to residents.  Expenses from the Nine-Month 2007 Same Store Properties increased $12.2 million primarily due to higher payroll, building/maintenance and real estate taxes.  The following tables provide comparative same store results and statistics for the Nine-Month 2007 Same Store Properties:

	September YTD 2007 vs. September YTD 2006 YTD over YTD Same Store Results/Statistics
	Amounts in Thousands (except for Average Rental Rate) — 118,029 Same Store Units
	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
YTD 2007	$1,243,288	$463,918	$779,370	$1,237	94.7%	(48.6)%
YTD 2006	$1,190,619	$451,687	$738,932	$1,185	94.7%	(49.5)%
Change	$52,669	$12,231	$40,438	$52	0.0%	0.9%
Change	4.4%	2.7%	5.5%	4.4%

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the period.

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Nine-Month 2007 Same Store Properties:

	Nine Months Ended September 30,
	2007	2006
	(Amounts in thousands)

Operating income	$411,225	$367,900
Adjustments:
Non-same store operating results	(108,710)	(40,167)
Fee and asset management revenue	(6,937)	(6,878)
Fee and asset management expense	6,604	6,477
Depreciation	441,517	374,007
General and administrative	34,651	35,875
Impairment	1,020	1,718

Same store NOI	$779,370	$738,932

For properties that the Company acquired prior to January 1, 2006 and expects to continue to own through December 31, 2007, the Company anticipates the following same store results for the full year ending December 31, 2007:

2007 Same Store Assumptions
Physical Occupancy	94.5%
Revenue Change	4.25%
Expense Change	2.50%
NOI Change	5.25%

These 2007 assumptions are based on current expectations and are forward-looking.

Non-same store operating results increased $68.5 million and consist primarily of properties acquired in calendar years 2007 and 2006 as well as our corporate housing business.

See also Note 15 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, decreased $0.1 million primarily as a result of lower income earned from our military housing at Ft. Lewis.  As of September 30, 2007 and 2006, the Company managed 14,403 and 14,784 units, respectively, for third parties and unconsolidated entities.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies.  These expenses decreased by approximately $1.1 million or 1.6%.  This decrease is primarily attributable to lower overall computer and training costs associated with the majority completion of the rollout of a new property management system and the expiration of third party management contracts, partially offset by higher payroll costs.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased $67.5 million primarily as a result of additional depreciation expense on newly acquired properties and capital expenditures for all properties owned.

General and administrative expenses, which include corporate operating expenses, decreased $1.2 million primarily as a result of a decrease in performance share expenses and lower state and franchise taxes, partially offset by an increase in restricted share expense, charges associated with the resignation of the Company’s CFO and less expense recovery related to a certain lawsuit in Florida (see Note 16).  The Company anticipates that general and administrative expenses will approximate $46.0 million to $48.0 million for the year ending December 31, 2007. The above assumption is based on current expectations and is forward-looking.

Impairment from continuing operations decreased $0.7 million primarily as a result of fewer write-offs for development and other properties during the nine months ended September 30, 2007.

Interest and other income from continuing operations increased $0.8 million primarily as a result of interest earned on 1031 exchange and earnest money deposits and other short term investments, partially offset by a decrease in forfeited deposits, a one-time debt extinguishment gain and $3.7 million in proceeds from eBay’s acquisition of Rent.com received in the third quarter of 2006.  The Company anticipates that interest and other income will approximate $13.5 million to $15.5 million for the year ending December 31, 2007.  The above assumption is based on current expectations and is forward-looking.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $51.6 million primarily as a result of higher overall debt levels outstanding due to the Company’s share repurchase activity as well as the timing of acquisitions and dispositions, partially offset by lower overall effective interest rates.  During the nine months ended September 30, 2007, the Company capitalized interest costs related to development activity of approximately $30.8 million as compared to $13.2 million for the nine months ended September 30, 2006.  The effective interest cost on all indebtedness for the nine months ended September 30, 2007 was 5.99% as compared to 6.14% for the nine months ended September 30, 2006.  The Company anticipates that interest expense (including discontinued operations) will approximate $484.0 million to $494.0 million for the year ending December 31, 2007. The above assumption is based on current expectations and is forward-looking.

Income (loss) from investments in unconsolidated entities increased $0.8 million primarily due to the sale of the Company’s 7.075% ownership interest in Wellsford Park Highlands Corporation, an entity which owns a condominium development in Denver, Colorado.

Net gain on sales of unconsolidated entities increased $2.3 million between the periods under comparison as the Company recognized a $2.6 million gain on the sale of an unconsolidated institutional joint venture property during the nine months ended September 30, 2007.  See also Note 4 in the Notes to Consolidated Financial Statements for additional discussion regarding the sale of this property.

Net gain on sales of land parcels increased $2.0 million primarily as a result of higher net gains realized in 2007 on the sale of land parcels compared to the net gains realized in 2006.

Discontinued operations, net of minority interests, increased approximately $258.0 million between the periods under comparison.  This increase is primarily due to the mix of properties sold during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.  See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the quarter ended September 30, 2007 to the quarter ended September 30, 2006

For the quarter ended September 30, 2007, income from continuing operations, net of minority interests, increased by approximately $1.0 million when compared to the quarter ended September 30, 2006.  The increase in continuing operations is discussed below.

Revenues from the Third Quarter 2007 Same Store Properties increased $15.8 million primarily as a result of higher rental rates charged to residents.  Expenses from the Third Quarter 2007 Same Store Properties increased $1.8 million primarily due to higher payroll, utilities and real estate taxes.  The following tables provide comparative same store results and statistics for the Third Quarter 2007 Same Store Properties:

	Third Quarter 2007 vs. Third Quarter 2006 Quarter over Quarter Same Store Results/Statistics
	Amounts in Thousands (except for Average Rental Rate) — 123,139 Same Store Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
Q3 2007	$439,470	$163,462	$276,008	$1,259	94.6%	(18.8)%
Q3 2006	$423,652	$161,658	$261,994	$1,214	94.6%	(18.9)%
Change	$15,818	$1,804	$14,014	$45	0.0%	0.1%
Change	3.7%	1.1%	5.3%	3.7%

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the period.

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Third Quarter 2007 Same Store Properties:

	Quarter Ended September 30,
	2007	2006
	(Amounts in thousands)

Operating income	$145,981	$124,996
Adjustments:
Non-same store operating results	(34,705)	(6,984)
Fee and asset management revenue	(2,234)	(2,071)
Fee and asset management expense	2,100	2,151
Depreciation	151,103	129,467
General and administrative	13,137	13,522
Impairment	626	913

Same store NOI	$276,008	$261,994

Non-same store operating results increased $27.7 million and consist primarily of properties acquired in calendar years 2007 and 2006 as well as our corporate housing business.

See also Note 15 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, increased $0.2 million during the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006 primarily due to an increase in condominium Home Owner’s Association management fees and revenue earned on the management of the unconsolidated institutional joint ventures.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies.  These expenses decreased by approximately $1.7 million or 7.4%.  This decrease is primarily attributable to lower overall computer and training costs associated with the majority completion of the rollout of a new property management system and the expiration of third party management contracts, partially offset by higher payroll costs.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased $21.6 million primarily as a result of additional depreciation expense on newly acquired properties and capital expenditures for all properties owned.

General and administrative expenses, which include corporate operating expenses, decreased $0.4 million primarily as a result of a decrease in performance share expenses and lower state and franchise taxes, partially offset by an increase in restricted share expense and charges associated with the resignation of the Company’s CFO.

Impairment from continuing operations decreased $0.3 million primarily as a result of the write-off of an investment in a limited partnership investment during the quarter ended September 30, 2006.

Interest and other income from continuing operations decreased $1.2 million primarily as a result of $3.7 million in proceeds from eBay’s acquisition of Rent.com received in the third quarter of 2006 as well as a $2.0 million forfeited deposit on a partially-owned property received in the third quarter of 2006, partially offset by an increase in interest earned on 1031 exchange and earnest money deposits and other short term investments in the third quarter of 2007.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $20.2 million primarily as a result of higher overall debt levels outstanding due to the Company’s share repurchase activity as well as the timing of acquisitions and dispositions, partially offset by lower overall effective interest rates.  During the quarter ended September 30, 2007, the Company capitalized interest costs related to development activity of approximately $12.9 million as compared to $5.4 million for the quarter ended September 30, 2006.  The effective interest cost on all indebtedness for the quarter ended September 30, 2007 was 5.94% as compared to 6.03% for the quarter ended September 30, 2006.

Income (loss) from investments in unconsolidated entities increased $0.7 million as compared to the quarter ended September 30, 2006 due to the sale of the Company’s 7.075% ownership interest in Wellsford Park Highlands Corporation, an entity which owns a condominium development in Denver, Colorado.

Net gain on sales of unconsolidated entities increased $2.6 million between the periods under comparison as the Company recognized a $2.6 million gain on the sale of an unconsolidated institutional joint venture property during the quarter ended September 30, 2007.  See also Note 4 in the Notes to Consolidated Financial Statements for additional discussion regarding the sale of this property.

Net gain on sales of land parcels decreased $2.2 million primarily as a result of a higher net gain realized in 2006 on the sale of one land parcel during the quarter ended September 30, 2006.

Discontinued operations, net of minority interests, increased approximately $386.9 million between the periods under comparison.  This increase is primarily due to an increase in the number of properties sold and the mix of those properties sold during the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006.  See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

As of January 1, 2007, the Company had approximately $260.3 million of cash and cash equivalents and $470.7 million available under its revolving credit facilities (net of $69.3 million which was restricted/dedicated to support letters of credit and not available for borrowing).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at September 30, 2007 was approximately $62.7 million and the amount available on the Company’s revolving credit facilities was $773.9 million (net of $86.1 million which was restricted/dedicated to support letters of credit and not available for borrowing).  Effective

February 28, 2007, the Company increased its capacity on its revolving credit facility to $1.5 billion.  See Note 10 in the Notes to Consolidated Financial Statements for further discussion.

During the nine months ended September 30, 2007, the Company generated proceeds from various transactions, which included the following:

•                  Disposed of 71 properties, various individual condominium units and two land parcels, receiving net proceeds of approximately $1.8 billion;

•                  Obtained $346.1 million in net proceeds from the issuance of $350.0 million of five-year 5.50% fixed rate public notes;

•                  Obtained $640.6 million in net proceeds from the issuance of $650.0 million of ten-year 5.75% fixed rate public notes and terminated five forward starting swaps designated to hedge the note issuance, receiving net proceeds of $2.4 million;

•                  Obtained $646.9 million in new mortgage financing; and

•                  Issued approximately 0.5 million Common Shares and received net proceeds of $16.6 million.

During the nine months ended September 30, 2007, the above proceeds were primarily utilized to:

•                  Invest $327.9 million primarily in development projects;

•                  Acquire 34 properties and seven land parcels, utilizing cash of $1.6 billion;

•                  Repurchase 25.1 million Common Shares, utilizing cash of $1.1 billion (see Note 3);

•                  Repay $366.8 million of mortgage loans;

•                  Repay $100.0 million of fixed rate public notes; and

•                  Redeem the Series D Preferred Shares at a liquidation value of $175.0 million.

Depending on its analysis of market prices, economic conditions, and other opportunities for the investment of available capital, the Company may repurchase its Common Shares pursuant to its existing share buyback program authorized by the Board of Trustees.  On April 27 and May 24, 2007, the Board of Trustees approved an increase of $200.1 million and an additional $500.0 million, respectively, to the Company’s authorized share repurchase program.  As of September 30, 2007 and after giving effect to the above increases, the Company had authorization to repurchase an additional $65.0 million of its shares.   The Company repurchased $1.1 billion (25,094,346 shares at an average price per share of $45.30) of its Common Shares during the nine months ended September 30, 2007.  See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

The Company’s total debt summary and debt maturity schedules as of September 30, 2007 are as follows:

Debt Summary as of September 30, 2007

(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$3,576,301	37.5%	5.75%	7.7
Unsecured	5,951,232	62.5%	5.66%	6.6

Total	$9,527,533	100.0%	5.70%	7.0

Fixed Rate Debt:
Secured — Conventional	$2,426,424	25.4%	6.14%	4.8
Unsecured — Public/Private	5,052,255	53.0%	5.64%	6.6
Unsecured — Tax Exempt	111,390	1.2%	5.06%	21.6
Fixed Rate Debt	7,590,069	79.6%	5.79%	6.3

Floating Rate Debt:
Secured — Conventional	494,942	5.2%	7.48%	5.4
Secured — Tax Exempt	654,935	6.9%	3.06%	20.3
Unsecured — Public	147,587	1.6%	6.61%	1.7
Unsecured — Revolving Credit Facility	640,000	6.7%	5.69%	4.4
Floating Rate Debt	1,937,464	20.4%	5.37%	9.6

Total	$9,527,533	100.0%	5.70%	7.0

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the nine months ended September 30, 2007.

Note:  The Company capitalized interest of approximately $30.8 million and $13.2 million for the nine months ended September 30, 2007 and 2006, respectively.  The Company capitalized interest of approximately $12.9 million and $5.4 million for the quarters ended September 30, 2007 and 2006, respectively.

Debt Maturity Schedule as of September 30, 2007

(Amounts in thousands)

Year		Fixed Rate (1)	Floating Rate (1)	Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2007		$69,011	$37,678	$106,689	1.1%	5.60%	6.19%
2008		465,027	137,016	602,043	6.3%	6.65%	6.58%
2009		457,861	426,641	884,502	9.3%	6.35%	5.42%
2010		279,947	26,236	306,183	3.2%	7.05%	7.11%
2011	(2)	1,488,370	24,150	1,512,520	15.9%	5.55%	5.52%
2012	(3)	907,448	640,000	1,547,448	16.3%	6.08%	5.81%
2013		565,757	—	565,757	5.9%	5.93%	5.93%
2014		504,809	—	504,809	5.3%	5.27%	5.27%
2015		355,314	—	355,314	3.7%	6.41%	6.41%
2016		1,089,046	—	1,089,046	11.4%	5.32%	5.32%
2017+		1,407,479	645,743	2,053,222	21.6%	6.11%	5.68%
Total		$7,590,069	$1,937,464	$9,527,533	100.0%	5.91%	5.74%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of September 30, 2007.

(2)

Includes $650.0 million of 3.85% convertible unsecured debt with a final maturity of 2026. The notes are callable by the Company on or after August 18, 2011. The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021.

(3)	Includes $640.0 million outstanding on the Company’s $1.5 billion unsecured revolving credit facility, which matures on February 28, 2012.

          The following table provides a summary of the Company’s unsecured debt as of September 30, 2007:

Unsecured Debt Summary as of September 30, 2007

(Amounts in thousands)

					Unamortized
	Coupon	Due		Face	Premium/	Net
	Rate	Date		Amount	(Discount)	Balance

Fixed Rate Notes:
	4.861%	11/30/07		$50,000	$—	$50,000
	7.500%	08/15/08	(1)	130,000	—	130,000
	4.750%	06/15/09	(2)	300,000	(468)	299,532
	6.950%	03/02/11		300,000	3,061	303,061
	6.625%	03/15/12		400,000	(1,309)	398,691
	5.500%	10/01/12		350,000	(1,726)	348,274
	5.200%	04/01/13		400,000	(651)	399,349
	5.250%	09/15/14		500,000	(428)	499,572
	6.584%	04/13/15		300,000	(837)	299,163
	5.125%	03/15/16		500,000	(453)	499,547
	5.375%	08/01/16		400,000	(1,639)	398,361
	5.750%	06/15/17		650,000	(4,959)	645,041
	7.125%	10/15/17		150,000	(651)	149,349
	7.570%	08/15/26		140,000	—	140,000
	3.850%	08/15/26	(3)	650,000	(7,685)	642,315
Floating Rate Adjustments			(2)	(150,000)	—	(150,000)
				5,070,000	(17,745)	5,052,255
Fixed Rate Tax Exempt Notes:
	4.750%	12/15/28	(1)	35,600	—	35,600
	5.200%	06/15/29	(1)	75,790	—	75,790
				111,390	—	111,390

Floating Rate Notes:
		06/15/09	(2)	150,000	—	150,000
FAS 133 Adjustments - net			(2)	(2,413)	—	(2,413)
				147,587	—	147,587

Revolving Credit Facility:		02/28/12	(4)	640,000	—	640,000
Total Unsecured Debt				$5,968,977	$(17,745)	$5,951,232

(1)	Notes are private. All other unsecured debt is public.
(2)	$150.0 million in fair value interest rate swaps converts 50% of the 4.750% Notes due June 15, 2009 to a floating interest rate.
(3)

Convertible notes mature on August 15, 2026. The notes are callable by the Company on or after August 18, 2011. The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021.

(4)	Represents amount outstanding on the Company’s $1.5 billion unsecured revolving credit facility which matures on February 28, 2012.

As of October 31, 2007, an unlimited amount of debt securities remains available for issuance by the Operating Partnership under a registration statement that became automatically effective upon filing with the SEC in June 2006 (under SEC regulations enacted in 2005, the registration statement automatically expires on June 29, 2009 and does not contain a maximum issuance amount) and $956.5 million in equity securities remains available for issuance by the Company under a registration statement the SEC declared effective in

February 1998.

                The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of September 30, 2007 is presented in the following table.  The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all OP Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange; (ii) the “Common Share Equivalent” of all convertible preferred shares and preference units; and (iii) the liquidation value of all perpetual preferred shares outstanding.

Capital Structure as of September 30, 2007
(Amounts in thousands except for share and per share amounts)

Secured Debt			$3,576,301	37.5%
Unsecured Debt			5,311,232	55.8%
Revolving Credit Facility			640,000	6.7%
Total Debt			9,527,533	100.0%	43.3%

Common Shares	271,060,946	93.6%
OP Units	18,567,974	6.4%
Total Shares and OP Units	289,628,920	100.0%
Common Share Equivalents (see below)	477,023
Total outstanding at quarter-end	290,105,943
Common Share Price at September 30, 2007	$42.36
			12,288,888	98.4%
Perpetual Preferred Equity (see below)			200,000	1.6%
Total Equity			12,488,888	100.0%	56.7%

Total Market Capitalization			$22,016,421		100.0%

Convertible Preferred Equity as of September 30, 2007
(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares/Units	Liquidation Value	Annual Dividend Per Share/Unit	Annual Dividend Amount	Weighted Average Rate	Conversion Ratio	Common Share Equivalents
Preferred Shares:
7.00% Series E	11/1/98	388,916	$9,723	$1.75	$681		1.1128	432,786
7.00% Series H	6/30/98	25,359	634	1.75	44		1.4480	36,720
Junior Preference Units:
8.00% Series B	7/29/09	7,367	184	2.00	15		1.020408	7,517
Total Convertible Preferred Equity		421,642	$10,541		$740	7.02%		477,023

Perpetual Preferred Equity as of September 30, 2007
(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares/Units	Liquidation Value	Annual Dividend Per Share/Unit	Annual Dividend Amount	Weighted Average Rate
Preferred Shares:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
6.48% Series N	6/19/08	600,000	150,000	16.20	9,720
Total Perpetual Preferred Equity		1,600,000	$200,000		$13,865	6.93%

                The Company expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its revolving credit facilities.  The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions.  The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties.  In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $18.1 billion in investment in real estate on the Company’s balance sheet at September 30, 2007, $11.8 billion or 64.9%, was unencumbered.

                The Operating Partnership’s senior debt credit ratings from Standard & Poors (“S&P”), Moody’s and Fitch are A-, Baa1 and A-, respectively.  The Company’s preferred equity ratings from S&P, Moody’s and Fitch are BBB+, Baa2 and BBB+, respectively.

                The Operating Partnership has a long-term revolving credit facility with potential borrowings of up to $1.5 billion which matures in February 2012.  This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements.  As of October 31, 2007, $55.0 million was outstanding under this facility.

                See Note 16 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to September 30, 2007.

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

                For the nine months ended September 30, 2007, our actual improvements to real estate totaled approximately $185.3 million.  This includes the following (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate For the Nine Months Ended September 30, 2007

	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit

Established Properties (2)	105,442	$28,795	$273	$53,747	$510	$82,542	$783
New Acquisition Properties (3)	27,216	7,115	287	46,013	1,857	53,128	2,144
Other (4)	7,386	14,364		35,267		49,631
Total	140,044	$50,274		$135,027		$185,301

(1)          Total units exclude 10,446 unconsolidated units and 3,662 military housing (fee managed) units.

(2)          Wholly Owned Properties acquired prior to January 1, 2005.

(3)          Wholly Owned Properties acquired during 2005, 2006 and 2007.  Per unit amounts are based on a weighted average of 24,776 units.

(4)          Includes properties either partially owned or sold during the period, commercial space, corporate housing, condominium conversions and $16.8 million included in building improvements spent on eighteen specific assets related to major renovations and repositioning of these assets.

                The Company expects to fund approximately $22.9 million for capital expenditures for replacements and building improvements for all established properties for the remainder of 2007.  This includes an average of approximately $1,000 per unit for capital improvements for established properties.  The above assumption is based on current expectations and is forward-looking.

                During the nine months ended September 30, 2007, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $6.0 million.  The Company expects to fund approximately $1.3 million in total additions to non-real estate property for the remainder of 2007.  The above assumption is based on current expectations and is forward-looking.

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

                See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at September 30, 2007.

          Other

                Minority Interests as of September 30, 2007 decreased by $46.8 million when compared to December 31, 2006, primarily as a result of the following:

•             Distributions declared to Minority Interests, which amounted to $26.3 million (excluding Junior Preference Unit and Preference Interest distributions);

•             The allocation of income from operations to holders of OP Units in the amount of $57.0 million;

•             The conversion of 230,000 Series J Preference Interests with a liquidation value of $11.5 million into Common Shares; and

•             The conversion of 1.3 million OP Units into Common Shares.

Total distributions paid in October 2007 amounted to $137.7 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the quarter ended September 30, 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

                The Company has co-invested in various properties that are unconsolidated and accounted for under the equity method of accounting.  Management does not believe these investments have a materially different impact upon the Company’s liquidity, capital resources, credit or market risk than its property management and ownership activities.  During 2000 and 2001, the Company entered into institutional ventures with an unaffiliated partner.  At the respective closing dates, the Company sold and/or contributed 45 properties containing 10,846 units to these ventures and retained a 25% ownership interest in the ventures.  The Company’s joint venture partner contributed cash equal to 75% of the agreed-upon equity value of the properties comprising the ventures, which was then distributed to the Company.  The Company’s strategy with respect to these ventures was to reduce its concentration of properties in a variety of markets.  See also Note 4 in the Notes to Consolidated Financial Statements for additional discussion regarding the sale of one of these properties containing 400 units.

                As of September 30, 2007, the Company has eleven projects totaling 3,289 units in various stages of development with estimated completion dates ranging through June 30, 2010.  See Note 14 in the Notes to Consolidated Financial Statements for additional discussion.

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

Funds From Operations

For the nine months ended September 30, 2007, Funds From Operations (“FFO”) available to Common Shares and OP Units decreased by $32.0 million or 5.7%, as compared to the nine months ended September 30, 2006.

For the quarter ended September 30, 2007, FFO available to Common Shares and OP Units decreased $23.2 million, or 11.9%, as compared to the quarter ended September 30, 2006.

The following is a reconciliation of net income to FFO available to Common Shares and OP Units for the nine months and quarters ended September 30, 2007 and 2006:

Funds From Operations
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2007	2006	2007	2006
Net income	$866,345	$607,783	$457,707	$69,811
Allocation to Minority Interests — Operating Partnership, net	2,246	1,657	907	664
Adjustments:
Depreciation	441,517	374,007	151,103	129,467
Depreciation — Non-real estate additions	(6,137)	(5,615)	(1,964)	(1,933)
Depreciation — Partially Owned and Unconsolidated Properties	3,262	3,473	1,181	910
Net gain on sales of unconsolidated entities	(2,629)	(370)	(2,629)	(18)
Discontinued operations:
Depreciation	24,518	66,601	3,191	13,788
Gain on sales of discontinued operations, net of minority interests	(794,700)	(487,907)	(433,251)	(18,705)
Net incremental gain on sales of condominium units	19,965	31,431	6,371	12,878
Provision for income taxes — Non-condo sales	(187)	—	—	—
Minority Interests — Operating Partnership	933	4,415	41	2,004

FFO (1)(2)	555,133	595,475	182,657	208,866
Preferred distributions	(19,157)	(29,682)	(4,317)	(9,514)
Premium on redemption of Preferred Shares	(6,144)	(3,941)	(6,144)	(3,941)
FFO available to Common Shares and OP Units (1) (2)	$529,832	$561,852	$172,196	$195,411

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

Item 4. Controls and Procedures

          (a) Evaluation of Disclosure Controls and Procedures:

          Effective as of September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

          (b)  Changes in Internal Control over Financial Reporting:

          There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.  Legal Proceedings

                The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland.  The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans with Disabilities Act.  The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees.  The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company.  Accordingly, the Company is defending the suit vigorously.  Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit and as a result, no amounts have been accrued at September 30, 2007.  While no assurances can be given, the Company does not believe that the suit, if adversely determined, will have a material adverse effect on the Company.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                (c)  Common Shares Repurchased in the Quarter Ended September 30, 2007

                The Company repurchased the following Common Shares during the quarter ended September 30, 2007:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 2007	1,137,900	$45.35	1,137,900	$284,247,935
August 2007	5,256,037	$39.88	5,256,037	$74,615,282
September 2007	240,203	$39.84	240,203	$65,045,391
Third Quarter 2007	6,634,140	$40.82	6,634,140

(1)          The Common Shares repurchased during the quarter ended September 30, 2007 represent Common Shares repurchased under the Company’s publicly announced share repurchase program approved by its Board of Trustees.  Of the total shares repurchased, 2,940 shares were repurchased from employees at an average price of $40.61 per share (the average of the then current market prices) to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares.  The remaining 6,631,200 shares were repurchased in the open market at an average price of $40.82 per share.   On April 27 and May 24, 2007, the Board of Trustees approved an increase of $200.1 million and an additional $500.0 million, respectively, to the Company’s authorized share repurchase program.  Considering the above additional authorizations and the repurchase activity for the quarter, the Company has authorization to repurchase an additional $65.0 million of its shares as of September 30, 2007.

Item 6.    Exhibits — See the Exhibit Index

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	November 7, 2007	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and
Chief Financial Officer

Date:	November 7, 2007	By:	/s/Ian S. Kaufman
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

Exhibit	Description	Location
10.1	Resignation Agreement dated September 5, 2007 by and between Equity Residential and Donna Brandin.	Included as Exhibit 10.1 to the Company’s Form 8-K dated September 5, 2007, filed on September 6, 2007.

31.1	Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2	Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of the Company.	Attached herein.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Financial Officer of the Company.	Attached herein.