Form 10-Q
period 2008-06-30
EQUITY RESIDENTIAL
filed 2008-08-07
CIK 906107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2008

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

Large accelerated filer X	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes          No  X

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on June 30, 2008 was 270,927,139.

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Investment in real estate
Land	$3,684,584	$3,607,305
Depreciable property	13,899,777	13,556,681
Projects under development	763,327	828,530
Land held for development	358,955	340,834

Investment in real estate	18,706,643	18,333,350
Accumulated depreciation	(3,343,071)	(3,170,125)

Investment in real estate, net	15,363,572	15,163,225

Cash and cash equivalents	273,600	50,831
Investments in unconsolidated entities	3,308	3,547
Deposits – restricted	217,107	253,276
Escrow deposits – mortgage	19,637	20,174
Deferred financing costs, net	54,785	56,271
Other assets	151,214	142,453

Total assets	$16,083,223	$15,689,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$4,103,913	$3,605,971
Notes, net	5,765,803	5,763,762
Lines of credit	-	139,000
Accounts payable and accrued expenses	148,660	109,385
Accrued interest payable	116,985	124,717
Other liabilities	303,806	322,975
Security deposits	64,225	62,159
Distributions payable	141,478	141,244

Total liabilities	10,644,870	10,269,213

Commitments and contingencies
Minority Interests:
Operating Partnership	320,754	331,626
Preference Interests and Units	184	184
Partially Owned Properties	25,842	26,236

Total Minority Interests	346,780	358,046

Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 1,963,975 shares issued and outstanding as of June 30, 2008 and 1,986,475 shares issued and outstanding as of December 31, 2007	209,099	209,662
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 270,927,139 shares issued and outstanding as of June 30, 2008 and 269,554,661 shares issued and outstanding as of December 31, 2007	2,709	2,696
Paid in capital	4,295,637	4,266,538
Retained earnings	604,373	599,504
Accumulated other comprehensive loss	(20,245)	(15,882)

Total shareholders’ equity	5,091,573	5,062,518

Total liabilities and shareholders’ equity	$16,083,223	$15,689,777

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2008	2007	2008	2007
REVENUES
Rental income	$1,047,943	$957,654	$532,809	$489,124
Fee and asset management	5,010	4,703	2,716	2,436

Total revenues	1,052,953	962,357	535,525	491,560

EXPENSES
Property and maintenance	271,876	250,832	135,769	125,446
Real estate taxes and insurance	109,940	102,455	54,613	50,686
Property management	40,587	47,262	19,450	22,420
Fee and asset management	4,171	4,504	1,991	2,163
Depreciation	290,605	280,941	145,485	143,456
General and administrative	24,191	20,816	11,774	11,447
Impairment	703	394	584	158

Total expenses	742,073	707,204	369,666	355,776

Operating income	310,880	255,153	165,859	135,784

Interest and other income	8,181	6,216	4,813	3,778
Interest:
Expense incurred, net	(234,731)	(232,445)	(117,484)	(121,789)
Amortization of deferred financing costs	(4,340)	(5,832)	(2,179)	(3,611)

Income before income and other taxes, allocation to Minority Interests, loss from investments in unconsolidated entities, net gain on sales of land parcels and discontinued operations	79,990	23,092	51,009	14,162
Income and other tax (expense) benefit	(4,624)	(698)	(1,628)	(101)
Allocation to Minority Interests:
Operating Partnership, net	(4,167)	(640)	(2,735)	(671)
Preference Interests and Units	(7)	(434)	(3)	(211)
Partially Owned Properties	(1,659)	(779)	(1,391)	(187)
Loss from investments in unconsolidated entities	(190)	(363)	(95)	(134)
Net gain on sales of land parcels	-	4,516	-	4,516

Income from continuing operations, net of minority interests	69,343	24,694	45,157	17,374
Discontinued operations, net of minority interests	203,751	383,944	87,455	265,027

Net income	273,094	408,638	132,612	282,401
Preferred distributions	(7,259)	(14,840)	(3,626)	(7,416)

Net income available to Common Shares	$265,835	$393,798	$128,986	$274,985

Earnings per share – basic:
Income from continuing operations available to Common Shares	$0.23	$0.03	$0.15	$0.04

Net income available to Common Shares	$0.99	$1.37	$0.48	$0.97

Weighted average Common Shares outstanding	269,196	288,316	269,608	284,424

Earnings per share – diluted:
Income from continuing operations available to Common Shares	$0.23	$0.03	$0.15	$0.03

Net income available to Common Shares	$0.98	$1.35	$0.47	$0.95

Weighted average Common Shares outstanding	289,921	311,963	290,445	307,631

Distributions declared per Common Share outstanding	$0.9650	$0.9250	$0.4825	$0.4625

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2008	2007	2008	2007
Comprehensive income:
Net income	$273,094	$408,638	$132,612	$282,401
Other comprehensive income (loss) – derivative and other instruments:
Unrealized holding (losses) gains arising during the period	(5,579)	6,091	3,965	6,212
Losses reclassified into earnings from other comprehensive income	1,216	1,052	703	489

Comprehensive income	$268,731	$415,781	$137,280	$289,102

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$273,094	$408,638
Adjustments to reconcile net income to net cash provided by operating activities:
Allocation to Minority Interests:
Operating Partnership	17,797	26,105
Preference Interests and Units	7	434
Partially Owned Properties	1,659	779
Depreciation	294,174	311,741
Amortization of deferred financing costs	4,340	7,484
Amortization of discounts and premiums on debt	(2,339)	(2,686)
Amortization of deferred settlements on derivative instruments	527	362
Impairment	759	394
Loss from investments in unconsolidated entities	190	363
Distributions from unconsolidated entities – return on capital	49	47
Net (gain) on sales of land parcels	-	(4,516)
Net (gain) on sales of discontinued operations	(214,797)	(385,503)
Loss on debt extinguishments	-	3,041
Unrealized (gain) on derivative instruments	-	(1)
Compensation paid with Company Common Shares	11,677	10,243

Changes in assets and liabilities:
(Increase) in deposits – restricted	(3,477)	(837)
(Increase) in other assets	(13,287)	(6,741)
Increase in accounts payable and accrued expenses	37,702	6,008
(Decrease) increase in accrued interest payable	(7,732)	4,011
(Decrease) in other liabilities	(13,304)	(28,313)
Increase in security deposits	2,066	4,740

Net cash provided by operating activities	389,105	355,793

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(344,230)	(1,142,440)
Investment in real estate – development/other	(275,074)	(195,354)
Improvements to real estate	(86,381)	(117,845)
Additions to non-real estate property	(1,413)	(4,185)
Interest capitalized for real estate under development	(29,477)	(17,894)
Proceeds from disposition of real estate, net	494,215	839,114
Proceeds from disposition of unconsolidated entities	2,629	-
Investments in unconsolidated entities	-	(187)
Decrease in deposits on real estate acquisitions, net	25,984	178,246
Decrease in mortgage deposits	537	4,314
Acquisition of Minority Interests – Partially Owned Properties	(20)	-

Net cash (used for) investing activities	(213,230)	(456,231)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(3,902)	$(19,384)
Mortgage notes payable:
Proceeds	619,745	262,026
Restricted cash	13,662	(139,262)
Lump sum payoffs	(132,232)	(310,128)
Scheduled principal repayments	(12,449)	(12,507)
Prepayment premiums/fees	-	(3,041)
Notes, net:
Proceeds	-	993,031
Lump sum payoffs	-	(50,000)
Lines of credit:
Proceeds	841,000	10,703,000
Repayments	(980,000)	(10,383,000)
(Payments on) proceeds from settlement of derivative instruments	(13,256)	2,370
Proceeds from sale of Common Shares	4,320	4,520
Proceeds from exercise of options	6,939	9,751
Common Shares repurchased and retired	(10,935)	(837,334)
Payment of offering costs	(45)	(137)
Other financing activities, net	(8)	(7)
Contributions – Minority Interests – Partially Owned Properties	1,221	6,941
Distributions:
Common Shares	(260,426)	(271,049)
Preferred Shares	(7,268)	(14,856)
Preference Interests and Units	(7)	(446)
Minority Interests – Operating Partnership	(17,718)	(18,149)
Minority Interests – Partially Owned Properties	(1,747)	(15,912)

Net cash provided by (used for) financing activities	46,894	(93,573)

Net increase (decrease) in cash and cash equivalents	222,769	(194,011)
Cash and cash equivalents, beginning of period	50,831	260,277

Cash and cash equivalents, end of period	$273,600	$66,266

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$244,303	$233,286

Net cash paid (received) for income and other taxes	$2,240	$(733)

Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$24,946	$152,697

Valuation of OP Units issued	$849	$-

Mortgage loans (assumed) by purchaser	$-	$(76,744)

Amortization of deferred financing costs:
Investment in real estate, net	$(1,048)	$(395)

Deferred financing costs, net	$5,388	$7,879

Amortization of discounts and premiums on debt:
Mortgage notes payable	$(3,147)	$(3,125)

Notes, net	$808	$439

Amortization of deferred settlements on derivative instruments:
Other liabilities	$(689)	$(690)

Accumulated other comprehensive loss	$1,216	$1,052

Unrealized (gain) loss on derivative instruments:
Other assets	$(3,089)	$(2,708)

Mortgage notes payable	$1,079	$697

Notes, net	$1,233	$236

Other liabilities	$5,985	$(4,051)

Accumulated other comprehensive loss	$(5,208)	$5,825

(Payments on) proceeds from settlement of derivative instruments:
Other assets	$(39)	$2,375

Other liabilities	$(13,217)	$(5)

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

EQR is the general partner of, and as of June 30, 2008 owned an approximate 93.8% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”). The Company is structured as an umbrella partnership REIT (“UPREIT”), under which all property ownership and business operations are conducted through the Operating Partnership and its subsidiaries. References to the “Company” include EQR, the Operating Partnership and those entities owned or controlled by the Operating Partnership and/or EQR.

As of June 30, 2008, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 564 properties in 23 states and the District of Columbia consisting of 150,699 units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Units
Wholly Owned Properties	491	130,813
Partially Owned Properties:
Consolidated	28	5,709
Unconsolidated	44	10,446
Military Housing (Fee Managed)	1	3,731

	564	150,699

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected amortization of goodwill, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of June 30, 2008, the Company has recorded a deferred tax asset of approximately $12.5 million, which was fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.

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

The Company adopted the disclosure provisions of SFAS No. 150 and FSP No. FAS 150-3, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective December 31, 2003. SFAS No. 150 and FSP No. FAS 150-3 require the Company to make certain disclosures regarding noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS No. 150 (e.g., minority interests in consolidated limited-life subsidiaries). The Company is presently the controlling partner in various consolidated partnerships consisting of 28 properties and 5,709 units and various uncompleted development properties having a minority interest book value of $25.8 million at June 30, 2008. Some of these partnerships contain provisions that require the partnerships to be liquidated through the sale of its assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute proceeds of liquidation to the Minority Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of its assets warrant a distribution based on the partnership agreements. As of June 30, 2008, the Company estimates the value of Minority Interest distributions would have been approximately $112.3 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on June 30, 2008 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Minority Interests in the Company’s Partially Owned Properties is subject to change. To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Minority Interests in Partially Owned

Properties.

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

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“APB 14-1”). APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. APB 14-1, which is applied retrospectively, is effective for the Company beginning January 1, 2009. While the Company is currently evaluating the impact APB 14-1 will have on its consolidated financial statements, it is likely to result in an increase to interest expense for all periods since the Company issued its convertible notes in August 2006.

3.	Shareholders’ Equity and Minority Interests

The following tables present the changes in the Company’s issued and outstanding Common Shares and OP Units for the six months ended June 30, 2008:

2008
Common Shares
Common Shares outstanding at January 1,	269,554,661

Common Shares Issued:
Conversion of Series E Preferred Shares	23,923
Conversion of Series H Preferred Shares	1,448
Conversion of OP Units	640,763
Exercise of options	262,863
Employee Share Purchase Plan	129,486
Restricted share grants, net	485,156

Common Shares Other:
Repurchased and retired	(171,161)

Common Shares outstanding at June 30,	270,927,139

OP Units
OP Units outstanding at January 1,	18,420,320
OP Units issued through consolidations	19,017
Conversion of OP Units to Common Shares	(640,763)

OP Units outstanding at June 30,	17,798,574

Total Common Shares and OP Units outstanding at June 30,	288,725,713

OP Units Ownership Interest in Operating Partnership	6.2%

OP Units Issued:
Consolidations – per unit	$44.64
Consolidations – valuation	$0.8 million

During the six months ended June 30, 2008, the Company repurchased 171,161 of its Common Shares at an average price of $36.78 per share for total consideration of $6.3 million. These shares were retired subsequent to the repurchases. Of the total shares repurchased, 71,161 shares were repurchased from employees at an average price of $38.25 per share (the average of the then current market prices) to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares. The remaining 100,000 shares were repurchased in the open market at an average price of $35.74 per share. The Company also funded $4.6 million in January 2008 for the settlement of 125,000 Common Shares that were repurchased in December 2007 and recorded as other liabilities at December 31, 2007. EQR has authorization to repurchase an additional $469.3 million of its shares as of June 30, 2008.

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

The following table presents the Company’s issued and outstanding Preferred Shares as of June 30, 2008 and December 31, 2007:

				Amounts in thousands
	Redemption Date (1) (2)	Conversion Rate (2)	Annual Dividend per Share (3)	June 30, 2008	December 31, 2007
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:

7.00% Series E Cumulative Convertible Preferred; liquidation value $25 per share; 340,616 and 362,116 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	11/1/98	1.1128	$1.75	$8,515	$9,053

7.00% Series H Cumulative Convertible Preferred; liquidation value $25 per share; 23,359 and 24,359 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	6/30/98	1.4480	$1.75	584	609

8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	12/10/26	N/A	$4.145	50,000	50,000

6.48% Series N Cumulative Redeemable Preferred; liquidation value $250 per share; 600,000 shares issued and outstanding at June 30, 2008 and December 31, 2007 (4)	6/19/08	N/A	$16.20	150,000	150,000

				$209,099	$209,662

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

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of June 30, 2008 and December 31, 2007:

				Amounts in thousands
	Redemption Date (2)	Conversion Rate (2)	Annual Dividend per Unit (1)	June 30, 2008	December 31, 2007
Junior Preference Units:

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at June 30, 2008 and December 31, 2007	7/29/09	1.020408	$2.00	$184	$184

				$184	$184

(1)	Dividends on the Junior Preference Units are payable quarterly at various pay dates.

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

The following table summarizes the carrying amounts for investment in real estate (at cost) as of June 30, 2008 and December 31, 2007 (amounts in thousands):

	June 30, 2008	December 31, 2007
Land	$3,684,584	$3,607,305
Depreciable property:
Buildings and improvements	12,865,585	12,665,706
Furniture, fixtures and equipment	1,034,192	890,975
Projects under development:
Land	190,277	225,960
Construction-in-progress	573,050	602,570
Land held for development:
Land	296,474	296,129
Construction-in-progress	62,481	44,705

Investment in real estate	18,706,643	18,333,350
Accumulated depreciation	(3,343,071)	(3,170,125)

Investment in real estate, net	$15,363,572	$15,163,225

During the six months ended June 30, 2008, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Units	Purchase Price
Rental Properties	6	1,837	$336,863
Uncompleted Developments	-	-	31,705

Total	6	1,837	$368,568

The Company also acquired all of its partners’ interests in one partially owned property containing 144 units for $5.9 million and two partially owned land parcels for $1.6 million. In addition, the Company made an additional payment of $1.3 million related to an April 2006 acquisition of a partner’s interest in a now wholly-owned property, partially funded through the issuance of 19,017 OP Units valued at $0.8 million.

During the six months ended June 30, 2008, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Units	Sales Price
Rental Properties	23	5,282	$478,549
Condominium Conversion Properties	3	73	15,498

Total	26	5,355	$494,047

The Company recognized a net gain on sales of discontinued operations of approximately $214.8 million on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate

As of July 31, 2008, the Company had entered into separate agreements to acquire the following (purchase price in thousands):

	Properties/ Parcels	Units	Purchase Price
Operating Properties	1	304	$43,779
Land Parcels	4	-	86,150

Total	5	304	$129,929

As of July 31, 2008, in addition to the property that was subsequently disposed of as discussed in Note 16, the Company had entered into separate agreements to dispose of the following (sales price in thousands):

	Properties/ Parcels	Units	Sales Price
Operating Properties	15	4,067	$401,500
Land Parcels	1	-	3,300

Total	16	4,067	$404,800

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following table summarizes the Company’s investments in partially owned entities as of June 30, 2008 (amounts in thousands except for project and unit amounts):

	Consolidated					Unconsolidated
	Development Projects			Other	Total	Institutional Joint Ventures
	Held for and/or Under Development	Completed, Not Stabilized (4)	Completed and Stabilized
Total projects (1)	-	2	5	21	28	44

Total units (1)	-	410	1,405	3,894	5,709	10,446

Debt – Secured (2):
EQR Ownership (3)	$432,582	$71,984	$141,206	$289,058	$934,830	$121,200
Minority Ownership	-	-	-	13,321	13,321	363,600

Total (at 100%)	$432,582	$71,984	$141,206	$302,379	$948,151	$484,800

(1)	Project and unit counts exclude all uncompleted development projects until those projects are substantially completed.
(2)	All debt is non-recourse to the Company with the exception of $76.8 million in mortgage bonds on various development projects.
(3)	Represents the Company’s current economic ownership interest.
(4)	Projects included here are substantially complete. However, they may still require additional exterior and interior work for all units to be available for leasing.

7.	Deposits – Restricted

The following table presents the restricted deposits as of June 30, 2008 and December 31, 2007 (amounts in thousands):

	June 30, 2008	December 31, 2007
Tax-deferred (1031) exchange proceeds	$36,361	$63,795
Earnest money on pending acquisitions	4,500	3,050
Restricted deposits on debt (1)	119,829	133,491
Resident security and utility deposits	40,945	39,889
Other	15,472	13,051

Totals	$217,107	$253,276

(1)	Primarily represents amounts held in escrow by the lender and released as draw requests are made on fully funded development mortgage loans.

8.	Mortgage Notes Payable

As of June 30, 2008, the Company had outstanding mortgage debt of approximately $4.1 billion.

During the six months ended June 30, 2008, the Company:

•	Repaid $144.7 million of mortgage loans;
•	Assumed $24.9 million of mortgage debt on an uncompleted development property in connection with its acquisition;
•	Obtained $500.0 million of mortgage loan proceeds through the issuance of an 11.5 year cross-collateralized loan with a fixed stated interest rate for 10.5 years at 5.19% secured by 13 properties; and
•	Obtained an additional $119.7 million of new mortgage loans on certain other properties.

As of June 30, 2008, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through September 1, 2048. At June 30, 2008, the interest rate range on the Company’s mortgage debt was 1.20% to 12.465%. During the six months ended June 30, 2008, the weighted average interest rate on the Company’s mortgage debt was 5.16%.

9.	Notes

As of June 30, 2008, the Company had outstanding unsecured notes of approximately $5.8 billion. There were no significant transactions during the six months ended June 30, 2008.

As of June 30, 2008, scheduled maturities for the Company’s outstanding notes were at various dates through 2029. At June 30, 2008, the interest rate range on the Company’s notes was 3.18% to 7.57%. During the six months ended June 30, 2008, the weighted average interest rate on the Company’s notes was 5.51%.

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

As of June 30, 2008, no amounts were outstanding and $74.0 million was restricted (dedicated to support letters of credit and not available for borrowing) on the credit facility. During the six months ended June 30, 2008, the weighted average interest rate under the credit facility was 4.29%.

11.	Derivative and Other Fair Value Instruments

The following table summarizes the consolidated derivative instruments at June 30, 2008 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)	Development Cash Flow Hedges (3)
Current Notional Balance	$370,000	$250,000	$193,002
Lowest Possible Notional	$370,000	$250,000	$48,126
Highest Possible Notional	$370,000	$250,000	$375,008
Lowest Interest Rate	3.245%	4.573%	4.059%
Highest Interest Rate	3.787%	5.059%	6.000%
Earliest Maturity Date	2009	2019	2009
Latest Maturity Date	2009	2019	2011
Estimated Asset (Liability) Fair Value	$996	$620	$(1,860)

(1)	Fair Value Hedges – Converts outstanding fixed rate debt to a floating interest rate.
(2)	Forward Starting Swaps – Designed to partially fix the interest rate in advance of a planned future debt issuance.
(3)	Development Cash Flow Hedges – Converts outstanding floating rate debt to a fixed interest rate.

On June 30, 2008, the net derivative instruments were reported at their fair value as other liabilities of approximately $3.4 million and other assets of $3.2 million. As of June 30, 2008, there were approximately $20.5 million in deferred losses, net, included in accumulated other comprehensive loss. Based on the estimated fair values of the net derivative instruments at June 30, 2008, the Company may recognize an estimated $5.0 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending June 30, 2009.

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

The Company’s derivative positions are valued using models developed by the respective counterparty as well as models developed internally by the Company that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data) and are classified within Level 2 of the valuation hierarchy. In addition, employee holdings other than EQR Common Shares within the supplemental executive retirement plan (the “SERP”) have a fair value of $60.6 million as of June 30, 2008 and are included in other assets and other liabilities on the consolidated balance sheet. These SERP investments are valued using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.

12.	Earnings Per Share

The following tables set forth the computation of net income per share – basic and net income per share – diluted (amounts in thousands except per share amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2008	2007	2008	2007
Numerator for net income per share – basic:
Income from continuing operations, net of minority interests	$69,343	$24,694	$45,157	$17,374
Preferred distributions	(7,259)	(14,840)	(3,626)	(7,416)

Income from continuing operations available to Common Shares, net of minority interests	62,084	9,854	41,531	9,958
Discontinued operations, net of minority interests	203,751	383,944	87,455	265,027

Numerator for net income per share – basic	$265,835	$393,798	$128,986	$274,985

Numerator for net income per share – diluted:
Income from continuing operations, net of minority interests	$69,343	$24,694	$45,157	$17,374
Preferred distributions	(7,259)	(14,840)	(3,626)	(7,416)
Effect of dilutive securities:
Allocation to Minority Interests – Operating Partnership, net	4,167	640	2,735	671

Income from continuing operations available to Common Shares	66,251	10,494	44,266	10,629
Discontinued operations	217,381	409,409	93,225	282,575

Numerator for net income per share – diluted	$283,632	$419,903	$137,491	$293,204

Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	269,196	288,316	269,608	284,424
Effect of dilutive securities:
OP Units	18,064	19,266	17,832	19,087
Share options/restricted shares	2,661	4,381	3,005	4,120

Denominator for net income per share – diluted	289,921	311,963	290,445	307,631

Net income per share – basic	$0.99	$1.37	$0.48	$0.97

Net income per share – diluted	$0.98	$1.35	$0.47	$0.95

Net income per share – basic:
Income from continuing operations available to Common Shares, net of minority interests	$0.231	$0.034	$0.154	$0.035
Discontinued operations, net of minority interests	0.757	1.332	0.324	0.932

Net income per share – basic	$0.988	$1.366	$0.478	$0.967

Net income per share – diluted:
Income from continuing operations available to Common Shares	$0.228	$0.034	$0.152	$0.034
Discontinued operations	0.750	1.312	0.321	0.919

Net income per share – diluted	$0.978	$1.346	$0.473	$0.953

Convertible preferred shares/units that could be converted into 438,825 and 828,112 weighted average Common Shares for the six months ended June 30, 2008 and 2007, respectively, and 433,179 and 803,346 weighted average Common Shares for the quarters ended June 30, 2008 and 2007, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. In addition, the effect of the Common Shares that could ultimately be issued upon the conversion/exchange of the Operating Partnership’s $650.0 million exchangeable senior notes was not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

13.	Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of on or after January 1, 2002 (the date of adoption of SFAS No. 144), all operations related to condominium conversion properties effective upon their respective transfer into a TRS and all properties held for sale, if any.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during the six months and quarters ended June 30, 2008 and 2007 (amounts in thousands).

	Six Months Ended June 30,		Quarter Ended June 30,
	2008	2007	2008	2007
REVENUES
Rental income	$16,071	$111,894	$5,357	$48,777

Total revenues	16,071	111,894	5,357	48,777

EXPENSES (1)
Property and maintenance	8,705	38,438	3,197	17,759
Real estate taxes and insurance	1,880	14,257	645	5,840
Property management	18	264	44	61
Depreciation	3,569	30,800	1,109	13,611
General and administrative	17	10	14	8
Impairment	56	-	-	-

Total expenses	14,245	83,769	5,009	37,279

Discontinued operating income	1,826	28,125	348	11,498

Interest and other income	126	142	143	49
Interest (2):
Expense incurred, net	(27)	(2,527)	(5)	(1,217)
Amortization of deferred financing costs	-	(1,652)	-	(1,309)
Income and other tax benefit (expense)	659	(182)	459	(3)

Discontinued operations	2,584	23,906	945	9,018
Minority Interests – Operating Partnership	(162)	(1,487)	(58)	(560)

Discontinued operations, net of minority interests	2,422	22,419	887	8,458

Net gain on sales of discontinued operations	214,797	385,503	92,280	273,557
Minority Interests – Operating Partnership	(13,468)	(23,978)	(5,712)	(16,988)

Gain on sales of discontinued operations, net of minority interests	201,329	361,525	86,568	256,569

Discontinued operations, net of minority interests	$203,751	$383,944	$87,455	$265,027

(1)	Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Company’s period of ownership.
(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.

For the properties sold during the six months ended June 30, 2008 (excluding condominium conversion properties), the investment in real estate, net of accumulated depreciation balance at December 31, 2007 was $260.3 million.

The net real estate basis of the Company’s condominium conversion properties owned by the TRS and included in discontinued operations (excludes one of the Company’s halted conversions as it is now held for use), which were included in investment in real estate, net in the consolidated balance sheets, was $107.9 million and $87.2 million at June 30, 2008 and December 31, 2007, respectively.

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

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans with Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit and as a result, no amounts have been accrued at June 30, 2008. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, reasonably may be expected to have a material adverse effect on the Company.

The Company has established a reserve and recorded a corresponding reduction to its net gain on sales of discontinued operations related to potential liabilities associated with its condominium conversion activities. The reserve covers potential product liability related to each conversion. The Company periodically assesses the adequacy of the reserve and makes adjustments as necessary. During the six months ended June 30, 2008, the Company recorded additional reserves of approximately $0.2 million for current projects and $3.2 million for various projects sold prior to 2008 and paid approximately $0.3 million in settlements. As a result, the Company had total reserves of approximately $10.5 million at June 30, 2008. While no assurances can be given, the Company does not believe that the ultimate resolution of these potential liabilities, if adversely determined, would have a material adverse effect on the Company.

During the years ended December 31, 2005 and 2004, the Company established a reserve and recorded a corresponding expense, net of insurance receivables, for estimated uninsured property damage at certain of its properties caused by various hurricanes in each respective year. During the six months ended June 30, 2008, the Company received the remaining accrued receivable of $1.8 million. As of June 30, 2008, the remaining reserve balance is $0.3 million and is included in other liabilities on the consolidated balance sheets.

As of June 30, 2008, the Company has 11 projects totaling 3,733 units in various stages of development with estimated completion dates ranging through June 30, 2011. Some of the projects are developed solely by the Company, while others are co-developed with various third party development partners. The development venture agreements with partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The partner is most often the “general” or “managing” partner of the development venture. The typical buy-sell arrangements contain appraisal rights and provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interest in the project at fair market value upon the expiration of a negotiated time period (typically two to five years after substantial completion of the project). However, the buy-sell provisions with one partner covering three projects does require the Company to purchase the partner’s interest in the projects at fair market value five years following the receipt of the final certificate of occupancy on the last developed property (in Q1 2009).

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

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the six months and quarters ended June 30, 2008 and 2007, respectively.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations). The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the six months and quarters ended June 30, 2008 and 2007, respectively, as well as total assets at June 30, 2008 (amounts in thousands):

	Six Months Ended June 30, 2008
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$260,080	$189,559	$194,205	$245,392	$-	$889,236
Non-same store/other (2) (3)	37,963	15,666	29,260	22,134	53,684	158,707

Total rental income	298,043	205,225	223,465	267,526	53,684	1,047,943

Operating expenses:
Same store (1)	96,517	66,035	79,402	85,064	-	327,018
Non-same store/other (2) (3)	16,668	7,393	12,149	12,760	46,415	95,385

Total operating expenses	113,185	73,428	91,551	97,824	46,415	422,403

NOI:
Same store (1)	163,563	123,524	114,803	160,328	-	562,218
Non-same store/other (2) (3)	21,295	8,273	17,111	9,374	7,269	63,322

Total NOI	$184,858	$131,797	$131,914	$169,702	$7,269	$625,540

Total assets	$4,996,908	$2,755,538	$3,052,802	$3,276,669	$2,001,306	$16,083,223

(1)	Same store includes properties owned for all of both periods ending June 30, 2008 and June 30, 2007 which represented 119,546 units.
(2)	Non-same store includes properties acquired after January 1, 2007.

(3)

Other includes ECH, development, condominium conversion overhead of $1.4 million and other corporate operations. Also reflects a $6.7 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Six Months Ended June 30, 2007
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$249,005	$176,567	$193,337	$238,038	$-	$856,947
Non-same store/other (2) (3)	15,895	4,683	20,934	13,819	45,376	100,707

Total rental income	264,900	181,250	214,271	251,857	45,376	957,654

Operating expenses:
Same store (1)	93,756	64,587	78,084	84,204	-	320,631
Non-same store/other (2) (3)	9,220	1,756	7,841	7,047	54,054	79,918

Total operating expenses	102,976	66,343	85,925	91,251	54,054	400,549

NOI:
Same store (1)	155,249	111,980	115,253	153,834	-	536,316
Non-same store/other (2) (3)	6,675	2,927	13,093	6,772	(8,678)	20,789

Total NOI	$161,924	$114,907	$128,346	$160,606	$(8,678)	$557,105

(1)	Same store includes properties owned for all of both periods ending June 30, 2008 and June 30, 2007 which represented 119,546 units.
(2)	Non-same store includes properties acquired after January 1, 2007.
(3)

Other includes ECH, development, condominium conversion overhead of $2.4 million and other corporate operations. Also reflects an $8.6 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Quarter Ended June 30, 2008
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$131,423	$96,681	$107,071	$126,160	$-	$461,335
Non-same store/other (2) (3)	20,360	7,256	5,291	8,237	30,330	71,474

Total rental income	151,783	103,937	112,362	134,397	30,330	532,809

Operating expenses:
Same store (1)	46,639	33,393	43,364	43,888	-	167,284
Non-same store/other (2) (3)	8,468	3,471	2,245	5,546	22,818	42,548

Total operating expenses	55,107	36,864	45,609	49,434	22,818	209,832

NOI:
Same store (1)	84,784	63,288	63,707	82,272	-	294,051
Non-same store/other (2) (3)	11,892	3,785	3,046	2,691	7,512	28,926

Total NOI	$96,676	$67,073	$66,753	$84,963	$7,512	$322,977

(1)	Same store includes properties owned for all of both quarters ending June 30, 2008 and June 30, 2007 which represented 123,246 units.
(2)	Non-same store includes properties acquired after April 1, 2007.
(3)

Other includes ECH, development, condominium conversion overhead of $0.7 million and other corporate operations. Also reflects a $3.5 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Quarter Ended June 30, 2007
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$125,284	$89,884	$105,958	$122,595	$-	$443,721
Non-same store/other (2) (3)	9,205	3,165	1,792	5,466	25,775	45,403

Total rental income	134,489	93,049	107,750	128,061	25,775	489,124

Operating expenses:
Same store (1)	46,119	31,956	42,388	42,957	-	163,420
Non-same store/other (2) (3)	4,941	1,120	755	2,582	25,734	35,132

Total operating expenses	51,060	33,076	43,143	45,539	25,734	198,552

NOI:
Same store (1)	79,165	57,928	63,570	79,638	-	280,301
Non-same store/other (2) (3)	4,264	2,045	1,037	2,884	41	10,271

Total NOI	$83,429	$59,973	$64,607	$82,522	$41	$290,572

(1)	Same store includes properties owned for all of both quarters ending June 30, 2008 and June 30, 2007 which represented 123,246 units.
(2)	Non-same store includes properties acquired after April 1, 2007.
(3)

Other includes ECH, development, condominium conversion overhead of $1.2 million and other corporate operations. Also reflects a $4.4 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

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

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the six months and quarters ended June 30, 2008 and 2007, respectively (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
	2008	2007	2008	2007
Rental income	$1,047,943	$957,654	$532,809	$489,124
Property and maintenance expense	(271,876)	(250,832)	(135,769)	(125,446)
Real estate taxes and insurance expense	(109,940)	(102,455)	(54,613)	(50,686)
Property management expense	(40,587)	(47,262)	(19,450)	(22,420)

Total operating expenses	(422,403)	(400,549)	(209,832)	(198,552)

Net operating income	$625,540	$557,105	$322,977	$290,572

16.	Subsequent Events/Other

Subsequent Events

Subsequent to June 30, 2008 and through July 31, 2008, the Company:

•	Sold one apartment property consisting of 296 units for $21.7 million (excluding condominium units);
•	Entered into a $50.0 million forward starting swap to hedge changes in interest rates related to a future secured or unsecured debt issuance;
•	Rate locked on a $550.0 million secured loan expected to close in the third quarter of 2008; and
•	Repaid $4.1 million of mortgage loans.

Other

The Company incurred impairment losses of approximately $0.8 million and $0.4 million (including discontinued operations) for the six months ended June 30, 2008 and 2007, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition (including halted condominium conversions) and development transactions.

During the six months ended June 30, 2008, the Company received insurance/litigation settlement proceeds from the following, all of which were recorded as interest and other income:

•	$1.2 million for the settlement of an eminent domain case with the state of California;
•	$0.4 million for the settlement of insurance litigation claims from 2000 through 2002; and
•	$0.2 million for a breach of contract claim against the former owner of a property.

In addition, the Company recognized $0.5 million of forfeited deposits for various terminated transactions, which are included in interest and other income.

During the six months ended June 30, 2008, the Company recorded approximately $0.2 million and $2.2 million of additional property management expense and general and administrative expense, respectively, related to cash severance for various employees. During the six months ended June 30, 2007, the Company recorded approximately $0.1 million of additional property management expense related to cash severance for various employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For further information including definitions for capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Forward-looking Statements

Forward-looking statements in this report are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, projections and assumptions made by management. While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Many of these uncertainties and risks are difficult to predict and beyond management’s control. Forward-looking statements are not guarantees of future performance, results or events. The forward-looking statements contained herein are made as of the date hereof and the Company undertakes no obligation to update or supplement these forward-looking statements. Factors that might cause such differences include, but are not limited to the following:

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

•	Sources of capital to the Company or labor and materials required for maintenance, repair, capital expenditure or development may be more expensive than anticipated;
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

The Company is one of the largest publicly traded real estate companies and is the largest publicly traded owner of multifamily properties (based on the aggregate market value of its outstanding Common Shares, the number of apartment units wholly owned and total revenues earned). The Company’s corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices throughout the United States. The Company has approximately 4,800 employees who provide real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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

Current Environment

The increasing slowdown in the economy coupled with continued job losses and/or lack of job growth leads us to be cautious regarding expected performance for the remainder of 2008. Revenue growth may moderate in most of our major markets if the economic slowdown continues to impact existing and prospective residents. Markets with little employment loss should perform better than markets with employment issues caused by the single family home crisis.

Results of Operations

In conjunction with our business objectives and operating strategy, the Company has continued to invest or recycle its capital investment in apartment communities located in strategically targeted markets during the six months ended June 30, 2008. In summary, we:

•

Acquired $336.9 million of properties consisting of 6 properties and 1,837 units and an uncompleted development property for $31.7 million, all of which we deem to be in our strategic targeted markets; and

•	Sold $478.5 million of properties consisting of 23 properties and 5,282 units, as well as 73 condominium units for $15.5 million.

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

Properties that the Company owned for all of both of the six months ended June 30, 2008 and 2007 (the “Six-Month 2008 Same Store Properties”), which represented 119,546 units, and properties that the Company owned for all of both of the quarters ended June 30, 2008 and 2007 (the “Second Quarter 2008 Same Store Properties”), which represented 123,246 units, impacted the Company’s results of operations. Both the Six-Month 2008 Same Store Properties and the Second Quarter 2008 Same Store Properties are discussed in the following paragraphs.

The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the six months and quarters ended June 30, 2008 and 2007. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007

For the six months ended June 30, 2008, income from continuing operations, net of minority interests, increased by approximately $44.6 million when compared to the six months ended June 30, 2007. The increase in continuing operations is discussed below.

Revenues from the Six-Month 2008 Same Store Properties increased $32.3 million primarily as a result of higher rental rates charged to residents. Expenses from the Six-Month 2008 Same Store Properties increased $6.4 million primarily due to higher utilities, payroll and real estate taxes. The following tables provide comparative results and statistics for the Six-Month 2008 Same Store Properties:

June YTD 2008 vs. June YTD 2007

YTD over YTD Same Store Results/Statistics

$ in Thousands (except for Average Rental Rate) – 119,546 Same Store Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
YTD 2008	$889,236	$327,018	$562,218	$1,311	94.7%	29.6%
YTD 2007	$856,947	$320,631	$536,316	$1,262	94.8%	29.9%

Change	$32,289	$6,387	$25,902	$49	(0.1%)	(0.3%)

Change	3.8%	2.0%	4.8%	3.9%

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the period.

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Six-Month 2008 Same Store Properties:

	Six Months Ended June 30,
	2008	2007
	(Amounts in thousands)

Operating income	$310,880	$255,153
Adjustments:
Non-same store operating results	(63,322)	(20,789)
Fee and asset management revenue	(5,010)	(4,703)
Fee and asset management expense	4,171	4,504
Depreciation	290,605	280,941
General and administrative	24,191	20,816
Impairment	703	394

Same store NOI	$562,218	$536,316

For properties that the Company acquired prior to January 1, 2007 and expects to continue to own through December 31, 2008, the Company anticipates the following same store results for the full year ending December 31, 2008:

2008 Same Store Assumptions

Physical occupancy	94.7%
Revenue change	3.00% to 3.50%
Expense change	2.25% to 2.50%
NOI change	3.50% to 4.00%

These 2008 assumptions are based on current expectations and are forward-looking.

Non-same store operating results increased $42.5 million and consist primarily of properties acquired in calendar years 2008 and 2007 as well as operations from completed development properties and our corporate housing business.

See also Note 15 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, increased $0.6 million primarily due to an increase in revenue earned on the management of our military housing venture at Fort Lewis, partially offset by a decrease in asset management expenses from managing fewer properties for third parties and unconsolidated entities. As of June 30, 2008 and 2007, the Company managed 14,472 and 15,086 units, respectively, primarily for unconsolidated entities and our military housing venture at Fort Lewis.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses decreased by approximately $6.7 million or 14.1%. This decrease is primarily attributable to lower overall payroll-related costs as a result of a decrease in the number of properties in the Company’s portfolio, as well as a decrease in legal and professional fees.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased $9.7 million primarily as a result of additional depreciation expense on properties acquired in 2007 and 2008 and capital expenditures for all properties owned.

General and administrative expenses from continuing operations, which include corporate operating expenses, increased $3.4 million primarily as a result of a $2.2 million increase in severance related costs in 2008 (see Note 16) as well as a $1.7 million expense recovery recorded for the six months ended June 30, 2007 related to a certain lawsuit in Florida. The Company anticipates that general and administrative expenses will approximate $46.0 million to $48.0 million for the year ending December 31, 2008. The above assumption is based on current expectations and is forward-looking.

Impairment from continuing operations increased $0.3 million primarily as a result of an increase in the write-offs of various pursuit and out-of-pocket costs for terminated development transactions during the six months ended June 30, 2008.

Interest and other income from continuing operations increased $2.0 million primarily as a result of an increase in insurance/litigation settlement proceeds and forfeited deposits, partially offset by a decrease in interest on cash and restricted deposits. The Company anticipates that interest and other income will approximate $12.5 million to $14.5 million for the year ending December 31, 2008. The above assumption is based on current expectations and is forward-looking.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $0.8 million primarily as a result of higher overall debt levels outstanding due to the Company’s 2007 share repurchase activity and its pre-funding of its 2008 debt maturities, partially offset by a reduction of debt extinguishment costs and lower overall effective interest rates. During the six months ended June 30, 2008, the Company capitalized interest costs of approximately $29.5 million as compared to $17.9 million for the six months ended June 30, 2007. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the six months ended June 30, 2008 was 5.55% as compared to 6.02% for the six months ended June 30, 2007. The Company anticipates that interest expense (including discontinued operations) will approximate $475.0 million to $485.0 million for the year ending December 31, 2008. The above assumption is based on current expectations and is forward-looking.

Income and other tax expense from continuing operations increased $3.9 million primarily due to a change in the estimate for Texas state taxes and an increase in franchise taxes. The Company anticipates that income and other tax expense will approximate $5.0 million to $6.0 million for the year ending December 31, 2008. The above assumption is based on current expectations and is forward-looking.

Loss from investments in unconsolidated entities decreased $0.2 million as compared to the six months ended June 30, 2007 due to improved operating performance at the Company’s partially owned unconsolidated entities.

Net gain on sales of land parcels decreased $4.5 million as a result of the sale of one vacant land parcel during the six months ended June 30, 2007 versus no sales occurring during the six months ended June 30, 2008.

Discontinued operations, net of minority interests, decreased approximately $180.2 million between the periods under comparison. This decrease is primarily due to the number and mix of properties sold during the six months ended June 30, 2008 as compared to the same period in 2007 and the operations of those properties. See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the quarter ended June 30, 2008 to the quarter ended June 30, 2007

For the quarter ended June 30, 2008, income from continuing operations, net of minority interests, increased by approximately $27.8 million when compared to the quarter ended June 30, 2007. The increase in continuing operations is discussed below.

Revenues from the Second Quarter 2008 Same Store Properties increased $17.6 million primarily as a result of higher rental rates charged to residents. Expenses from the Second Quarter 2008 Same Store Properties increased $3.9 million primarily due to higher utilities and real estate taxes. The following tables provide comparative same store results and statistics for the Second Quarter 2008 Same Store Properties:

Second Quarter 2008 vs. Second Quarter 2007

Quarter over Quarter Same Store Results/Statistics

$ in Thousands (except for Average Rental Rate) – 123,246 Same Store Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
Q2 2008	$461,335	$167,284	$294,051	$1,315	95.0%	15.9%
Q2 2007	$443,721	$163,420	$280,301	$1,268	94.8%	16.4%

Change	$17,614	$3,864	$13,750	$47	0.2%	(0.5%)

Change	4.0%	2.4%	4.9%	3.7%

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the period.

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Second Quarter 2008 Same Store Properties:

	Quarter Ended June 30,
	2008	2007
	(Amounts in thousands)

Operating income	$165,859	$135,784
Adjustments:
Non-same store operating results	(28,926)	(10,271)
Fee and asset management revenue	(2,716)	(2,436)
Fee and asset management expense	1,991	2,163
Depreciation	145,485	143,456
General and administrative	11,774	11,447
Impairment	584	158

Same store NOI	$294,051	$280,301

Non-same store operating results increased $18.7 million and consist primarily of properties acquired in calendar years 2008 and 2007 as well as operations from completed development properties and our corporate housing business.

See also Note 15 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, increased $0.5 million during the quarter ended June 30, 2008 primarily due to an increase in revenue earned on the management of our military housing venture at Fort Lewis, partially offset by a decrease in asset management expenses from managing fewer properties for third parties and unconsolidated entities.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses decreased by approximately $3.0 million or 13.2%. This decrease is primarily attributable to lower overall payroll-related costs as a result of a decrease in the number of properties in the Company’s portfolio, as well as a decrease in legal and professional fees.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased $2.0 million primarily as a result of additional depreciation expense on properties acquired in 2007 and 2008, as well as capital expenditures for all properties owned.

General and administrative expenses from continuing operations, which include corporate operating expenses, increased $0.3 million primarily as a result of a $0.5 million increase in severance related costs in 2008 (see Note 16).

Impairment from continuing operations increased $0.4 million primarily as a result of an increase in the write-offs of various pursuit and out-of-pocket costs for terminated development transactions during the quarter ended June 30, 2008.

Interest and other income from continuing operations increased $1.0 million primarily as a result of $1.2 million received during the quarter ended June 30, 2008 for the settlement of an eminent domain case with the state of California.

Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $5.7 million primarily due to a reduction of debt extinguishment costs and lower overall effective interest rates, partially offset by higher overall debt levels outstanding due to the Company’s 2007 share repurchase activity and its pre-funding of its 2008 debt maturities. During the quarter ended June 30, 2008, the Company capitalized interest costs of approximately $14.8 million as compared to $10.0 million for the quarter ended June 30, 2007. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended June 30, 2008 was 5.47% as compared to 6.10% for the quarter ended June 30, 2007.

Income and other tax expense from continuing operations increased $1.5 million primarily due to a change in the estimate for Texas state taxes and an increase in franchise taxes.

Loss from investments in unconsolidated entities was consistent between the periods under comparison.

Net gain on sales of land parcels decreased $4.5 million as a result of the sale of one vacant land parcel during the quarter ended June 30, 2007 versus no sales occurring during the quarter ended June 30, 2008.

Discontinued operations, net of minority interests, decreased approximately $177.6 million between the periods under comparison. This decrease is primarily due to the number and mix of properties sold during the quarter ended June 30, 2008 as compared to the same period in 2007 and the operations of those properties. See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

As of January 1, 2008, the Company had approximately $50.8 million of cash and cash equivalents and $1.3 billion available under its revolving credit facility (net of $80.8 million which was restricted/dedicated to support letters of credit and not available for borrowing). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at June 30, 2008 was approximately $273.6 million and the amount available on the Company’s revolving credit facility was $1.4 billion (net of $74.0 million which was restricted/dedicated to support letters of credit and not available for borrowing). The significant increase in the Company’s cash and cash equivalents balance since December 31, 2007 is a direct result of its decision to pre-fund its 2008 debt maturities with the closing of a $500.0 million secured mortgage pool in March 2008. See Notes 8 and 10 in the Notes to Consolidated Financial Statements for further discussion.

During the six months ended June 30, 2008, the Company generated proceeds from various transactions, which included the following:

•	Disposed of 23 properties and various individual condominium units, receiving net proceeds of approximately $494.2 million;
•

Obtained $619.7 million in new mortgage financing and terminated three forward starting swaps designated to hedge the first $150.0 million of one of the loan issuances, making payments of $13.2 million; and

•	Issued approximately 0.4 million Common Shares and received net proceeds of $11.3 million.

During the six months ended June 30, 2008, the above proceeds were primarily utilized to:

•	Invest $275.1 million primarily in development projects;
•	Acquire six rental properties and one uncompleted development property, utilizing cash of $344.2 million;
•	Repurchase 0.2 million Common Shares and settle 0.1 million Common Shares, utilizing cash of $10.9 million (see Note 3); and
•	Repay $144.7 million of mortgage loans.

Depending on its analysis of market prices, economic conditions, and other opportunities for the investment of available capital, the Company may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. The Company repurchased $6.3 million (171,161 shares at an average price per share of $36.78) of its Common Shares during the six months ended June 30, 2008. As of June 30, 2008, the Company had authorization to repurchase an additional $469.3 million of its shares. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

The Company’s total debt summary and debt maturity schedules as of June 30, 2008 are as follows:

Debt Summary as of June 30, 2008

(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$4,103,913	41.6%	5.16%	8.0
Unsecured	5,765,803	58.4%	5.50%	5.8

Total	$9,869,716	100.0%	5.36%	6.7

Fixed Rate Debt:
Secured – Conventional	$2,917,404	29.6%	6.01%	6.0
Unsecured – Public/Private	5,003,472	50.7%	5.68%	5.9
Unsecured – Tax Exempt	111,390	1.1%	5.06%	20.8

Fixed Rate Debt	8,032,266	81.4%	5.78%	6.2

Floating Rate Debt:
Secured – Conventional	569,136	5.8%	3.84%	4.6
Secured – Tax Exempt	617,373	6.2%	2.51%	20.9
Unsecured – Public/Private	650,941	6.6%	4.29%	1.9
Unsecured – Revolving Credit Facility	-	-	4.29%	3.6

Floating Rate Debt	1,837,450	18.6%	3.56%	8.9

Total	$9,869,716	100.0%	5.36%	6.7

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the six months ended June 30, 2008.

Note: The Company capitalized interest of approximately $29.5 million and $17.9 million during the six months ended June 30, 2008 and 2007, respectively. The Company capitalized interest of approximately $14.8 million and $10.0 million during the quarters ended June 30, 2008 and 2007, respectively.

Debt Maturity Schedule as of June 30, 2008

(Amounts in thousands)

Year	Fixed Rate (1)	Floating Rate (1)	Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2008	$338,298	$10,200	$348,498	3.5%	6.61%	6.54%
2009	458,479	526,129	984,608	10.0%	6.35%	5.08%
2010 (2)	287,526	612,525	900,051	9.1%	7.03%	4.62%
2011 (3)	1,531,880	41,537	1,573,417	16.0%	5.58%	5.50%
2012	907,912	-	907,912	9.2%	6.08%	6.08%
2013	566,310	-	566,310	5.7%	5.93%	5.93%
2014	517,460	-	517,460	5.2%	5.28%	5.28%
2015	355,565	-	355,565	3.6%	6.41%	6.41%
2016	1,089,312	-	1,089,312	11.0%	5.32%	5.32%
2017	803,642	456	804,098	8.2%	6.01%	6.01%
2018+	1,175,882	646,603	1,822,485	18.5%	5.75%	5.00%

Total	$8,032,266	$1,837,450	$9,869,716	100.0%	5.85%	5.44%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of June 30, 2008.
(2)	Includes the Company’s $500.0 million floating rate term loan facility, which matures on October 5, 2010, subject to two one-year extension options exercisable by the Company.
(3)

Includes $650.0 million of 3.85% convertible unsecured debt with a final maturity of 2026. The notes are callable by the Company on or after August 18, 2011. The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021.

The following table provides a summary of the Company’s unsecured debt as of June 30, 2008:

Unsecured Debt Summary as of June 30, 2008

(Amounts in thousands)

	Coupon Rate	Due Date		Face Amount	Unamortized Premium/ (Discount)	Net Balance
Fixed Rate Notes:
	7.500%	08/15/08	(1)	$130,000	$-	$130,000
	4.750%	06/15/09	(2)	300,000	(263)	299,737
	6.950%	03/02/11		300,000	2,462	302,462
	6.625%	03/15/12		400,000	(1,089)	398,911
	5.500%	10/01/12		350,000	(1,467)	348,533
	5.200%	04/01/13		400,000	(562)	399,438
	5.250%	09/15/14		500,000	(382)	499,618
	6.584%	04/13/15		300,000	(754)	299,246
	5.125%	03/15/16		500,000	(412)	499,588
	5.375%	08/01/16		400,000	(1,500)	398,500
	5.750%	06/15/17		650,000	(4,578)	645,422
	7.125%	10/15/17		150,000	(603)	149,397
	7.570%	08/15/26		140,000	-	140,000
	3.850%	08/15/26	(3)	650,000	(7,380)	642,620
Floating Rate Adjustments			(2)	(150,000)	-	(150,000)

				5,020,000	(16,528)	5,003,472

Fixed Rate Tax Exempt Notes:
	4.750%	12/15/28	(1)	35,600	-	35,600
	5.200%	06/15/29	(1)	75,790	-	75,790

				111,390	-	111,390

Floating Rate Notes:
		06/15/09	(2)	150,000	-	150,000
FAS 133 Adjustments – net			(2)	941	-	941
Term Loan Facility		10/05/10	(4)	500,000	-	500,000

				650,941	-	650,941

Revolving Credit Facility:		02/28/12	(5)	-	-	-

Total Unsecured Debt				$5,782,331	$(16,528)	$5,765,803

(1)	Notes are private. All other unsecured debt is public.
(2)	$150.0 million in fair value interest rate swaps converts 50% of the 4.750% Notes due June 15, 2009 to a floating interest rate.
(3)

Convertible notes mature on August 15, 2026. The notes are callable by the Company on or after August 18, 2011. The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021.

(4)	Represents the Company’s $500.0 million term loan facility, which matures on October 5, 2010, subject to two one-year extension options exercisable by the Company.
(5)	As of June 30, 2008, there was no amount outstanding on the Company’s $1.5 billion unsecured revolving credit facility which matures on February 28, 2012.

As of July 31, 2008, an unlimited amount of debt securities remains available for issuance by the Operating Partnership under a registration statement that became automatically effective upon filing with the SEC in June 2006 (under SEC regulations enacted in 2005, the registration statement automatically expires on June 29, 2009 and does not contain a maximum issuance amount). As of July 31, 2008, $956.5 million in equity securities remains available for issuance by the Company under a registration statement the SEC declared effective in February 1998.

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of June 30, 2008 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all OP Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange; (ii) the

“Common Share Equivalent” of all convertible preferred shares and preference units; and (iii) the liquidation value of all perpetual preferred shares outstanding.

Capital Structure as of June 30, 2008

(Amounts in thousands except for share and per share amounts)

Secured Debt			$4,103,913	41.6%
Unsecured Debt			5,765,803	58.4%

Total Debt			9,869,716	100.0%	46.7%
Common Shares	270,927,139	93.8%
OP Units	17,798,574	6.2%

Total Shares and OP Units	288,725,713	100.0%
Common Share Equivalents (see below)	420,378

Total outstanding at quarter-end	289,146,091
Common Share Price at June 30, 2008	$38.27

			11,065,621	98.2%
Perpetual Preferred Equity (see below)			200,000	1.8%

Total Equity			11,265,621	100.0%	53.3%

Total Market Capitalization			$21,135,337		100.0%

Convertible Preferred Equity as of June 30, 2008

(Amounts in thousands except for share/unit and per share/unit amounts)

Series	Redemption Date	Outstanding Shares/ Units	Liquidation Value	Annual Dividend Per Share/Unit	Annual Dividend Amount	Weighted Average Rate	Conversion Ratio	Common Share Equivalents
Preferred Shares:
7.00% Series E	11/1/98	340,616	$8,515	$1.75	$596		1.1128	379,037
7.00% Series H	6/30/98	23,359	584	1.75	41		1.4480	33,824
Junior Preference Units:
8.00% Series B	7/29/09	7,367	184	2.00	15		1.020408	7,517

Total Convertible Preferred Equity		371,342	$9,283		$652	7.02%		420,378

Perpetual Preferred Equity as of June 30, 2008

(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount	Weighted Average Rate
Preferred Shares:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
6.48% Series N	6/19/08	600,000	150,000	16.20	9,720

Total Perpetual Preferred Equity		1,600,000	$200,000		$13,865	6.93%

The Company expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, generally through its working capital, net cash provided by operating activities and borrowings under its revolving credit facility. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of unsecured notes and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties as well as joint ventures. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $18.7 billion in investment in real estate on the Company’s balance sheet at June 30, 2008, $11.6 billion or 62.2%, was unencumbered.

As of July 31, 2008, the Operating Partnership’s senior debt credit ratings from Standard & Poors (“S&P”), Moody’s and Fitch are BBB+, Baa1 and A-, respectively. As of July 31, 2008, the Company’s preferred equity ratings from S&P, Moody’s and Fitch are BBB-, Baa2 and BBB+, respectively.

The Operating Partnership has a long-term revolving credit facility with potential borrowings of up to $1.5 billion which matures in February 2012. This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short term liquidity requirements. As of July 31, 2008, no amounts were outstanding under this facility.

See Note 16 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to June 30, 2008.

Capitalization of Fixed Assets and Improvements to Real Estate

Our policy with respect to capital expenditures is generally to capitalize expenditures that improve the value of the property or extend the useful life of the component asset of the property. We track improvements to real estate in two major categories and several subcategories:

•	Replacements (inside the unit). These include:
¡	flooring such as carpets, hardwood, vinyl, linoleum or tile;
¡	appliances;
¡	mechanical equipment such as individual furnace/air units, hot water heaters, etc;
¡	furniture and fixtures such as kitchen/bath cabinets, light fixtures, ceiling fans, sinks, tubs, toilets, mirrors, countertops, etc; and
¡	blinds/shades.

All replacements are depreciated over a five-year estimated useful life. We expense as incurred all make-ready maintenance and turnover costs such as cleaning, interior painting of individual units and the repair of any replacement item noted above.

•	Building improvements (outside the unit). These include:
¡	roof replacement and major repairs;
¡	paving or major resurfacing of parking lots, curbs and sidewalks;
¡	amenities and common areas such as pools, exterior sports and playground equipment, lobbies, clubhouses, laundry rooms, alarm and security systems and offices;
¡	major building mechanical equipment systems;
¡	interior and exterior structural repair and exterior painting and siding;
¡	major landscaping and grounds improvement; and
¡	vehicles and office and maintenance equipment.

All building improvements are depreciated over a five to ten-year estimated useful life. We capitalize building improvements and upgrades only if the item: (i) exceeds $2,500 (selected projects must exceed $10,000); (ii) extends the useful life of the asset; and (iii) improves the value of the asset.

For the six months ended June 30, 2008, our actual improvements to real estate totaled approximately $86.4 million. This includes the following (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate

For the Six Months Ended June 30, 2008

	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit

Established Properties (2)	109,648	$18,999	$173	$28,510	$260	$47,509	$433

New Acquisition Properties (3)	20,378	2,421	136	9,848	554	12,269	690

Other (4)	6,496	20,637		5,966		26,603

Total	136,522	$42,057		$44,324		$86,381

(1)

Total units – Excludes 10,446 unconsolidated units and 3,731 military housing (fee managed) units, for which capitalized improvements to real estate are self-funded and do not consolidate into the Company’s results.

(2)	Established Properties – Wholly Owned Properties acquired prior to January 1, 2006.
(3)	New Acquisition Properties – Wholly Owned Properties acquired during 2006, 2007 and 2008. Per unit amounts are based on a weighted average of 17,766 units.
(4)

Other – Includes properties either partially owned or sold during the period, commercial space, corporate housing and condominium conversions. Also includes $16.4 million included in replacements spent on various assets related to major renovations and repositioning of these assets.

For 2008, the Company estimates an annual stabilized run rate of approximately $1,100 per unit of capital expenditures for its established properties. The above assumption is based on current expectations and is forward-looking.

During the six months ended June 30, 2008, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $1.4 million. The Company expects to fund approximately $2.4 million in additions to non-real estate property for the remainder of 2008. The above assumption is based on current expectations and is forward-looking.

Improvements to real estate and additions to non-real estate property are generally funded from net cash provided by operating activities.

Derivative Instruments

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to limit these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.

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

See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at June 30, 2008.

Other

Total distributions paid in July 2008 amounted to $141.9 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the second quarter ended June 30, 2008.

Minority Interests as of June 30, 2008 decreased by $11.3 million when compared to December 31, 2007, primarily as a result of the following:

•	Distributions declared to Minority Interests, which amounted to $17.4 million (excluding Junior Preference Unit distributions);
•	The allocation of income from operations to holders of OP Units in the amount of $17.8 million;
•	The issuance of 19,017 OP Units related to the true-up of the purchase price on the acquisition of one property in April 2006 with a valuation of $0.8 million; and
•	The conversion of 0.6 million OP Units into Common Shares.

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

As of June 30, 2008, the Company has 11 projects totaling 3,733 units in various stages of development with estimated completion dates ranging through June 30, 2011. The development agreements currently in place are discussed in detail in Note 14 of the Company’s Consolidated Financial Statements.

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

Revenue Recognition

Rental income attributable to residential leases is recorded on a straight-line basis, which is not materially different than if it were recorded when due from residents and recognized monthly as it was earned. Leases entered into between a resident and a property for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on an annual or monthly basis. Fee and asset management revenue and interest income are recorded on an accrual basis.

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

Funds From Operations

For the six months ended June 30, 2008, Funds From Operations (“FFO”) available to Common Shares and OP Units increased by $0.2 million or 0.1%, as compared to the six months ended June 30, 2007.

For the quarter ended June 30, 2008, FFO available to Common Shares and OP Units increased by $2.7 million, or 1.5%, as compared to the quarter ended June 30, 2007.

The following is a reconciliation of net income to FFO available to Common Shares and OP Units for the six months and quarters ended June 30, 2008 and 2007:

Funds From Operations

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2008	2007	2008	2007
Net income	$273,094	$408,638	$132,612	$282,401
Allocation to Minority Interests – Operating Partnership, net	4,167	640	2,735	671
Adjustments:
Depreciation	290,605	280,941	145,485	143,456
Depreciation – Non-real estate additions	(4,081)	(4,173)	(2,030)	(2,138)
Depreciation – Partially Owned and Unconsolidated Properties	2,040	2,081	1,006	1,138
Discontinued operations:
Depreciation	3,569	30,800	1,109	13,611
Gain on sales of discontinued operations, net of minority interests	(201,329)	(361,525)	(86,568)	(256,569)
Net incremental (loss) gain on sales of condominium units	(3,090)	13,587	(3,456)	8,903
Minority Interests – Operating Partnership	162	1,487	58	560

FFO (1) (2)	365,137	372,476	190,951	192,033
Preferred distributions	(7,259)	(14,840)	(3,626)	(7,416)

FFO available to Common Shares and OP Units (1) (2)	$357,878	$357,636	$187,325	$184,617

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of June 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings

The Company does not believe that there have been any material developments in the legal proceedings that were discussed in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2007.

Item 1A. Risk Factors

There have been no material changes related to the risk factors that were discussed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 10, 2008. Shareholders holding 247,505,632 Common Shares (being the only class of shares entitled to vote at the meeting), or 91.49% of the Company’s issued and outstanding Common Shares as of the record date for the meeting, attended the meeting or were represented by proxy. The Company’s shareholders voted on two proposals presented at the meeting and both received the requisite number of votes to pass. The results of the shareholders’ votes on the two proposals are as follows:

Proposal I – Election of the following trustees to annual terms expiring in 2009. A plurality of the votes cast was required for the election of trustees.

NOMINEE	FOR	WITHHELD
John W. Alexander	242,961,483	4,544,150
Charles L. Atwood	244,052,169	3,453,465
Stephen O. Evans	242,986,097	4,519,536
Boone A. Knox	243,949,036	3,556,597
John E. Neal	244,047,530	3,458,104
David J. Neithercut	243,167,029	4,338,604
Desiree G. Rogers	244,050,484	3,455,149
Sheli Z. Rosenberg	239,380,762	8,124,871
Gerald A. Spector	243,135,338	4,370,295
B. Joseph White	242,969,770	4,535,863
Samuel Zell	236,624,550	10,881,083

Proposal II – Approval to ratify the selection of Ernst & Young LLP as the Company’s independent auditor for the year ending December 31, 2008. A majority of the votes cast was required for approval.

	FOR	AGAINST	ABSTAIN
Total Shares	243,669,416	1,812,061	2,024,154
% of Voted Shares	98.45%	0.73%	0.82%
% of Outstanding	90.08%	0.67%	0.74%

Item 6. Exhibits – See the Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date: August 7, 2008	By: /s/	Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer

Date: August 7, 2008	By: /s/	Ian S. Kaufman
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

Exhibit	Description	Location
10.1	Seventh Amendment to Equity Residential 2002 Share Incentive Plan dated as of June 10, 2008.	Attached herein.

10.2	Equity Residential Restated 2002 Share Incentive Plan dated as of June 10, 2008.	Attached herein.

31.1	Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2	Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of the Company.	Attached herein.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Financial Officer of the Company.	Attached herein.