Form 10-Q
period 2009-06-30
EQUITY RESIDENTIAL
filed 2009-08-06
CIK 906107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2009

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

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on June 30, 2009 was 273,975,692.

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Investment in real estate
Land	$3,669,394	$3,671,299
Depreciable property	13,993,241	13,908,594
Projects under development	725,598	855,473
Land held for development	239,377	254,873

Investment in real estate	18,627,610	18,690,239
Accumulated depreciation	(3,759,948)	(3,561,300)

Investment in real estate, net	14,867,662	15,128,939

Cash and cash equivalents	667,495	890,794
Investments in unconsolidated entities	3,666	5,795
Deposits – restricted	158,181	152,372
Escrow deposits – mortgage	17,541	19,729
Deferred financing costs, net	54,283	53,817
Other assets	154,234	283,664

Total assets	$15,923,062	$16,535,110

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$5,028,736	$5,036,930
Notes, net	4,945,244	5,447,012
Lines of credit	-	-
Accounts payable and accrued expenses	113,915	108,463
Accrued interest payable	107,566	113,846
Other liabilities	258,677	289,562
Security deposits	62,035	64,355
Distributions payable	142,187	141,843

Total liabilities	10,658,360	11,202,011

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	185,923	264,394

Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 1,950,925 shares issued and outstanding as of June 30, 2009 and 1,951,475 shares issued and outstanding as of December 31, 2008	208,773	208,786
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 273,975,692 shares issued and outstanding as of June 30, 2009 and 272,786,760 shares issued and outstanding as of December 31, 2008	2,740	2,728
Paid in capital	4,373,983	4,273,489
Retained earnings	365,705	456,152
Accumulated other comprehensive loss	(22,222)	(35,799)

Total shareholders’ equity	4,928,979	4,905,356
Noncontrolling Interests:
Operating Partnership	136,251	137,645
Preference Interests and Units	184	184
Partially Owned Properties	13,365	25,520

Total Noncontrolling Interests	149,800	163,349

Total equity	5,078,779	5,068,705

Total liabilities and equity	$15,923,062	$16,535,110

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2009	2008	2009	2008
REVENUES
Rental income	$1,007,540	$1,003,532	$502,738	$510,567
Fee and asset management	5,275	5,010	2,412	2,716

Total revenues	1,012,815	1,008,542	505,150	513,283

EXPENSES
Property and maintenance	254,977	261,248	123,430	130,402
Real estate taxes and insurance	108,799	103,884	53,824	51,457
Property management	37,732	40,667	18,718	19,491
Fee and asset management	3,985	4,171	1,982	1,991
Depreciation	298,194	279,253	149,909	139,812
General and administrative	20,595	24,191	10,201	11,774
Impairment	11,124	-	11,124	-

Total expenses	735,406	713,414	369,188	354,927

Operating income	277,409	295,128	135,962	158,356

Interest and other income	12,639	8,167	6,622	4,808
Other expenses	(306)	(780)	(14)	(604)
Interest:
Expense incurred, net	(239,565)	(238,780)	(115,866)	(119,511)
Amortization of deferred financing costs	(6,220)	(4,338)	(3,255)	(2,178)

Income before income and other taxes, (loss) from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities and discontinued operations	43,957	59,397	23,449	40,871
Income and other tax (expense) benefit	(2,389)	(4,622)	(259)	(1,628)
(Loss) from investments in unconsolidated entities	(2,221)	(190)	(2,026)	(95)
Net gain (loss) on sales of unconsolidated entities	2,759	-	(6)	-

Income from continuing operations	42,106	54,585	21,158	39,148
Discontinued operations, net	149,247	232,936	84,774	100,845

Net income	191,353	287,521	105,932	139,993
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(10,420)	(17,481)	(5,729)	(8,348)
Preference Interests and Units	(7)	(7)	(3)	(3)
Partially Owned Properties	74	(1,659)	5	(1,391)

Net income attributable to controlling interests	181,000	268,374	100,205	130,251
Preferred distributions	(7,240)	(7,259)	(3,620)	(3,626)

Net income available to Common Shares	$173,760	$261,115	$96,585	$126,625

Earnings per share – basic:
Income from continuing operations available to Common Shares	$0.12	$0.16	$0.06	$0.12

Net income available to Common Shares	$0.64	$0.97	$0.35	$0.47

Weighted average Common Shares outstanding	272,614	269,196	272,901	269,608

Earnings per share – diluted:
Income from continuing operations available to Common Shares	$0.12	$0.16	$0.06	$0.12

Net income available to Common Shares	$0.64	$0.96	$0.35	$0.46

Weighted average Common Shares outstanding	289,152	289,921	289,338	290,445

Distributions declared per Common Share outstanding	$0.9650	$0.9650	$0.4825	$0.4825

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2009	2008	2009	2008
Comprehensive income:

Net income	$191,353	$287,521	$105,932	$139,993
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	12,655	(5,207)	9,995	3,941
Losses reclassified into earnings from other comprehensive income	2,305	1,216	812	703
Other	449	-	-	-
Other comprehensive income (loss) – other instruments:
Unrealized holding gains (losses) arising during the period	3,111	(372)	1,203	24
(Gains) realized during the period	(4,943)	-	(4,943)	-

Comprehensive income	204,930	283,158	112,999	144,661
Comprehensive (income) attributable to Noncontrolling Interests	(10,353)	(19,147)	(5,727)	(9,742)

Comprehensive income attributable to controlling interests	$194,577	$264,011	$107,272	$134,919

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$191,353	$287,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	301,835	294,174
Amortization of deferred financing costs	6,252	4,340
Amortization of discounts on investment securities	(1,658)	-
Amortization of discounts and premiums on debt	2,541	2,697
Amortization of deferred settlements on derivative instruments	1,604	527
Impairment	11,124	-
Write-off of pursuit costs	162	759
Transaction costs	144	21
Loss from investments in unconsolidated entities	2,221	190
Distributions from unconsolidated entities – return on capital	82	49
Net (gain) on sales of investment securities	(4,943)	-
Net (gain) on sales of unconsolidated entities	(2,759)	-
Net (gain) on sales of discontinued operations	(145,798)	(214,797)
(Gain) on debt extinguishments	(1,985)	-
Compensation paid with Company Common Shares	9,533	11,677

Changes in assets and liabilities:
Decrease (increase) in deposits – restricted	1,801	(3,477)
(Increase) in other assets	(2,656)	(13,287)
Increase in accounts payable and accrued expenses	14,315	37,702
(Decrease) in accrued interest payable	(6,280)	(7,732)
(Decrease) in other liabilities	(8,958)	(13,304)
(Decrease) increase in security deposits	(2,320)	2,066

Net cash provided by operating activities	365,610	389,126

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	-	(344,230)
Investment in real estate – development/other	(197,362)	(275,074)
Improvements to real estate	(59,120)	(86,381)
Additions to non-real estate property	(1,107)	(1,413)
Interest capitalized for real estate under development	(21,018)	(29,477)
Proceeds from disposition of real estate, net	347,519	494,215
Proceeds from disposition of unconsolidated entities	-	2,629
Distributions from unconsolidated entities – return of capital	2,585	-
Purchase of investment securities	(52,822)	-
Proceeds from sale of investment securities	181,692	-
Transaction costs	(144)	(21)
(Increase) decrease in deposits on real estate acquisitions, net	(29,309)	25,984
Decrease in mortgage deposits	2,188	537
Acquisition of Noncontrolling Interests – Partially Owned Properties	(9,220)	(20)

Net cash provided by (used for) investing activities	163,882	(213,251)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(8,851)	$(3,902)
Mortgage notes payable:
Proceeds	614,409	619,745
Restricted cash	21,699	13,662
Lump sum payoffs	(593,453)	(132,232)
Scheduled principal repayments	(9,666)	(12,449)
Prepayment premiums/fees	(35)	-
Notes, net:
Lump sum payoffs	(505,849)	-
Gain on debt extinguishments	2,020	-
Lines of credit:
Proceeds	-	841,000
Repayments	-	(980,000)
Proceeds from (payments on) settlement of derivative instruments	11,251	(13,256)
Proceeds from sale of Common Shares	3,960	4,320
Proceeds from exercise of options	128	6,939
Common Shares repurchased and retired	(1,124)	(10,935)
Payment of offering costs	(131)	(45)
Other financing activities, net	(8)	(8)
Contributions – Noncontrolling Interests – Partially Owned Properties	874	1,221
Contributions – Noncontrolling Interests – Operating Partnership	78	-
Distributions:
Common Shares	(263,636)	(260,426)
Preferred Shares	(7,240)	(7,268)
Preference Interests and Units	(7)	(7)
Noncontrolling Interests – Operating Partnership	(15,914)	(17,718)
Noncontrolling Interests – Partially Owned Properties	(1,296)	(1,747)

Net cash (used for) provided by financing activities	(752,791)	46,894

Net (decrease) increase in cash and cash equivalents	(223,299)	222,769
Cash and cash equivalents, beginning of period	890,794	50,831

Cash and cash equivalents, end of period	$667,495	$273,600

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$242,010	$244,303

Net cash paid for income and other taxes	$3,343	$2,240

Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$-	$24,946

Valuation of OP Units issued	$-	$849

Mortgage loans (assumed) by purchaser	$(4,387)	$-

Amortization of deferred financing costs:
Investment in real estate, net	$(2,133)	$(1,048)

Deferred financing costs, net	$8,385	$5,388

Amortization of discounts and premiums on debt:
Investment in real estate, net	$(3)	$-

Mortgage notes payable	$(3,091)	$(3,147)

Notes, net	$5,635	$5,844

Amortization of deferred settlements on derivative instruments:
Other liabilities	$(701)	$(689)

Accumulated other comprehensive loss	$2,305	$1,216

Unrealized (gain) loss on derivative instruments:
Other assets	$(7,894)	$(3,090)

Mortgage notes payable	$(1,806)	$1,079

Notes, net	$(1,105)	$1,233

Other liabilities	$(1,850)	$5,985

Accumulated other comprehensive loss	$12,655	$(5,207)

Proceeds from (payments on) settlement of derivative instruments:
Other assets	$11,251	$(39)

Other liabilities	$-	$(13,217)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands)

(Unaudited)

SHAREHOLDERS’ EQUITY	Six Months Ended June 30, 2009

PREFERRED SHARES
Balance, beginning of year	$208,786
Conversion of 7.00% Series E Cumulative Convertible	(13)

Balance, end of period	$208,773

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$2,728
Conversion of OP Units into Common Shares	6
Employee Share Purchase Plan (ESPP)	3
Share-based employee compensation expense:
Restricted/performance shares	3

Balance, end of period	$2,740

PAID IN CAPITAL
Balance, beginning of year	$4,273,489
Common Share Issuance:
Conversion of Preferred Shares into Common Shares	13
Conversion of OP Units into Common Shares	11,132
Exercise of share options	128
Employee Share Purchase Plan (ESPP)	3,957
Share-based employee compensation expense:
Performance shares	108
Restricted shares	6,004
Share options	3,112
ESPP discount	840
Common Shares repurchased and retired	(1,124)
Offering costs	(131)
Supplemental Executive Retirement Plan (SERP)	12,831
Acquisition of Noncontrolling Interests – Partially Owned Properties	(513)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	67,674
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(3,537)

Balance, end of period	$4,373,983

RETAINED EARNINGS
Balance, beginning of year	$456,152
Net income attributable to controlling interests	181,000
Common Share distributions	(264,207)
Preferred Share distributions	(7,240)

Balance, end of period	$365,705

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(35,799)
Accumulated other comprehensive income – derivative instruments:
Unrealized holding gains arising during the period	12,655
Losses reclassified into earnings from other comprehensive income	2,305
Other	449
Accumulated other comprehensive income – other instruments:
Unrealized holding gains arising during the period	3,111
(Gains) realized during the period	(4,943)

Balance, end of period	$(22,222)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)

(Amounts in thousands)

(Unaudited)

NONCONTROLLING INTERESTS	Six Months Ended June 30, 2009

OPERATING PARTNERSHIP
Balance, beginning of year	$137,645
Issuance of LTIP Units to Noncontrolling Interests	78
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(11,138)
Equity compensation associated with Noncontrolling Interests	599
Net income attributable to Noncontrolling Interests	10,420
Distributions to Noncontrolling Interests	(15,687)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	10,797
Adjustment for Noncontrolling Interests ownership in Operating Partnership	3,537

Balance, end of period	$136,251

PREFERENCE INTERESTS AND UNITS
Balance, beginning of year and end of period	$184

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$25,520
Net (loss) attributable to Noncontrolling Interests	(74)
Contributions by Noncontrolling Interests	874
Distributions to Noncontrolling Interests	(1,304)
Acquisition of additional ownership interest by Operating Partnership	(11,651)

Balance, end of period	$13,365

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

EQR is the general partner of, and as of June 30, 2009 owned an approximate 94.4% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”). The Company is structured as an umbrella partnership REIT (“UPREIT”) under which all property ownership and related business operations are conducted through the Operating Partnership and its subsidiaries. References to the “Company” include EQR, the Operating Partnership and those entities owned or controlled by the Operating Partnership and/or EQR.

As of June 30, 2009, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 526 properties in 23 states and the District of Columbia consisting of 143,856 units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Units
Wholly Owned Properties	459	124,627
Partially Owned Properties:
Consolidated	25	5,110
Unconsolidated	40	9,560
Military Housing (Fee Managed)	2	4,559

	526	143,856

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected amortization of goodwill, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of June 30, 2009, the Company has recorded a deferred tax asset of approximately $38.5 million, which was fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.

Other

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FASB Interpretation (“FIN”) 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FAS 140-4 and FIN 46(R)-8”). FAS 140-4 and FIN 46(R)-8 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public companies to provide additional disclosures about transfers of financial assets. It also amends FIN No. 46(R) to require public enterprises, including sponsors that have a variable interest in a Variable Interest Entity (“VIE”), to provide additional disclosures about their involvement with VIEs. FIN No. 46(R) requires the Company to consolidate the assets, liabilities and results of operations of the activities of its VIEs, which for the Company includes only its development partnerships since the Company provides substantially all of the capital for these ventures (other than third party mortgage debt, if any). The Company does not have any unconsolidated FIN No. 46(R) assets. FAS 140-4 and FIN 46(R)-8 were effective for the Company for the year ended December 31, 2008 and affected disclosures only. The adoption of this standard has no impact on the Company’s consolidated results of operations or financial position.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. SFAS No. 166 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 is effective for the Company beginning January 1, 2010. The Company is currently evaluating the impact SFAS No. 166 will have on its consolidated results of operations and financial position.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 is effective for the Company beginning January 1, 2010. The Company is currently evaluating the impact SFAS No. 167 will have on its consolidated results of operations and financial position.

The Company adopted the disclosure provisions of SFAS No. 150 and FSP No. FAS 150-3, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective December 31, 2003. SFAS No. 150 and FSP No. FAS 150-3 require the Company to make certain disclosures regarding noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS No. 150 (e.g., noncontrolling interests in consolidated limited-life subsidiaries). The Company is presently the controlling partner in various consolidated partnerships consisting of 25 properties and 5,110 units and various uncompleted development properties having a noncontrolling interest book value of $13.4 million at June 30, 2009. Some of these partnerships contain provisions that require the partnerships to be liquidated through the sale of its assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute proceeds of liquidation to the Noncontrolling Interests (see definition below) in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of its assets warrant a distribution based on the partnership agreements. As of June 30, 2009, the Company estimates the value of Noncontrolling Interest distributions would have been approximately $48.9 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on June 30, 2009 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company’s Partially Owned Properties is subject to change. To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in Partially Owned Properties.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1 and APB 28-1”), which requires disclosures about fair value of financial instruments for interim reporting periods for publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company adopted FAS 107-1 and APB 28-1 as required effective for the quarterly period ending June 30, 2009. The adoption of FAS 107-1 and APB 28-1 did not have a material effect on the consolidated results of operations or financial position. See Note 11 for further discussion.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events, which for public companies is the date the financial statements were issued. The Company adopted SFAS No. 165 as required effective for the quarterly period ending June 30, 2009. The adoption of SFAS No. 165 did not have a material effect on the consolidated results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. SFAS No. 168 will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. The Codification will supersede all then-existing non-SEC accounting and reporting standards and is effective for the Company for the quarterly period ending September 30, 2009. The adoption of this standard has no impact on the Company’s consolidated results of operations or financial position but will change the way we refer to accounting literature beginning with the quarter ended September 30, 2009.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“APB 14-1”). APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Company adopted APB 14-1, which is applied retrospectively, as required effective January 1, 2009. The adoption of APB 14-1 affects the accounting for the Operating Partnership’s $650.0 million ($531.1 million outstanding at June 30, 2009) 3.85% convertible unsecured notes that were issued in August 2006 and mature in August 2026. The amount of the conversion option as of the date of issuance calculated by the Company was $44.3 million and is being amortized to interest expense over the expected life of the convertible notes (through the first put date on August 18, 2011). Total amortization of the cash discount and conversion option discount on the unsecured notes resulted in a reduction to earnings of approximately $5.0 million for the six months ended June 30, 2009 and is anticipated to result in a reduction to earnings of approximately $9.3 million during the full year of 2009 assuming the Company does not repurchase any additional amounts of this debt. As a result of the adoption of APB 14-1, the Company decreased the January 1, 2009 balance of retained earnings by $27.0 million, decreased the January 1, 2009 balance of notes by $17.3 million and increased the January 1, 2009 balance of paid in capital by $44.3 million. Due to the required retrospective application, APB 14-1 resulted in a reduction to earnings of approximately $5.0 million or $0.02 per share for the six months ended June 30, 2008.

3.	Equity and Redeemable Noncontrolling Interests

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and Long-Term Incentive Plan (“LTIP”) Units) for the six months ended June 30, 2009:

2009
Common Shares
Common Shares outstanding at January 1,	272,786,760

Common Shares Issued:
Conversion of Series E Preferred Shares	612
Conversion of OP Units	629,061
Exercise of options	6,216
Employee Share Purchase Plan	263,003
Restricted share grants, net	337,490

Common Shares Other:
Repurchased and retired	(47,450)

Common Shares outstanding at June 30,	273,975,692

Units
Units outstanding at January 1,	16,679,777
LTIP Unit issuance	155,189
Conversion of OP Units to Common Shares	(629,061)

Units outstanding at June 30,	16,205,905

Total Common Shares and Units outstanding at June 30,	290,181,597

Units Ownership Interest in Operating Partnership	5.6%

LTIP Units Issued:
Issuance – per unit	$0.50
Issuance – contribution valuation	$0.1 million

During the six months ended June 30, 2009, the Company repurchased 47,450 of its Common Shares at an average price of $23.69 per share for total consideration of $1.1 million. These shares were retired subsequent to the repurchases. All of the shares repurchased during the six months ended June 30, 2009 were repurchased from employees at the then current market prices to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares. EQR has authorization to repurchase an additional $466.5 million of its shares as of June 30, 2009.

The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of LTIP Units, are collectively referred to as the “Noncontrolling Interests – Operating Partnership”. Subject to certain exceptions (including the “book-up” requirements of LTIP Units), the Noncontrolling Interests – Operating Partnership may exchange their Units with EQR for EQR Common Shares on a one-for-one basis.

A portion of the Noncontrolling Interests – Operating Partnership Units are classified as mezzanine equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”) and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock (“EITF 00-19”), as they do not meet the requirements for permanent equity classification. The Operating Partnership has the right but not the obligation to make a cash payment to any and all holders of Units requesting an exchange from EQR. However, no aspect of an exchange requires a cash settlement by the Operating Partnership under any circumstances. Once the Operating Partnership elects not to redeem the Units for cash, EQR is obligated, either by contract or securities law, to deliver registered EQR Common Shares for a portion of the Units. This portion of the Units are collectively referred to as the “Redeemable Noncontrolling Interests – Operating Partnership” and are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period as prescribed by EITF D-98 and EITF 00-19. EQR has the ability to deliver unregistered EQR Common Shares for the remaining portion of the Units that are classified in permanent equity at June 30, 2009 and December 31, 2008.

The carrying value of the Noncontrolling Interests – Operating Partnership is based on the proportional relationship between the carrying value of equity associated with EQR’s Common Shares relative to that of the Unit holders of the Operating Partnership. Net income is allocated to the Noncontrolling Interests – Operating Partnership based on the weighted average ownership percentage during the period. As of June 30, 2009, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $185.9 million, which represents the value of EQR Common Shares that would be exchanged with the limited noncontrolling partners of the Operating Partnership.

The following table presents the change in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the six months ended June 30, 2009 (amounts in thousands):

2009
Balance at January 1,	$264,394
Change in market value	(67,674)
Change in carrying value	(10,797)

Balance at June 30,	$185,923

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

The following table presents the Company’s issued and outstanding Preferred Shares as of June 30, 2009 and December 31, 2008:

				Amounts in thousands
	Redemption Date (1) (2)	Conversion Rate (2)	Annual Dividend per Share (3)	June 30, 2009	December 31, 2008
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:

7.00% Series E Cumulative Convertible Preferred; liquidation value $25 per share; 328,466 and 329,016 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	11/1/98	1.1128	$1.75	$8,212	$8,225

7.00% Series H Cumulative Convertible Preferred; liquidation value $25 per share; 22,459 shares issued and outstanding at June 30, 2009 and December 31, 2008	6/30/98	1.4480	$1.75	561	561

8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at June 30, 2009 and December 31, 2008	12/10/26	N/A	$4.145	50,000	50,000

6.48% Series N Cumulative Redeemable Preferred; liquidation value $250 per share; 600,000 shares issued and outstanding at June 30, 2009 and December 31, 2008 (4)	6/19/08	N/A	$16.20	150,000	150,000

				$208,773	$208,786

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

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of June 30, 2009 and December 31, 2008:

				Amounts in thousands
	Redemption Date (2)	Conversion Rate (2)	Annual Dividend per Unit (1)	June 30, 2009	December 31, 2008
Junior Preference Units:

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 7,367 units issued and outstanding at June 30, 2009 and December 31, 2008	7/29/09	1.020408	$2.00	$184	$184

				$184	$184

(1)	Dividends on the Junior Preference Units are payable quarterly at various pay dates.

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

During the six months ended June 30, 2009, the Company acquired all of its partners’ interests in five partially owned properties consisting of 1,587 units for $9.2 million. In addition, the Company also acquired a portion of the outside partner interests in a partially owned property for $2.1 million. In conjunction with these transactions, the Company reduced paid in capital by $0.5 million and Noncontrolling Interests – Partially Owned Properties by $11.7 million.

4.	Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of June 30, 2009 and December 31, 2008 (amounts in thousands):

	June 30, 2009	December 31, 2008
Land	$3,669,394	$3,671,299
Depreciable property:
Buildings and improvements	12,896,417	12,836,310
Furniture, fixtures and equipment	1,096,824	1,072,284
Projects under development:
Land	140,618	175,355
Construction-in-progress	584,980	680,118
Land held for development:
Land	181,430	205,757
Construction-in-progress	57,947	49,116

Investment in real estate	18,627,610	18,690,239
Accumulated depreciation	(3,759,948)	(3,561,300)

Investment in real estate, net	$14,867,662	$15,128,939

During the six months ended June 30, 2009, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Units	Sales Price

Rental Properties:
Consolidated	23	4,199	$353,390
Unconsolidated (1)	1	216	20,700
Condominium Conversion Properties	1	23	4,669

Total	25	4,438	$378,759

(1)	The Company owned a 25% interest in this unconsolidated rental property. Sales price listed is the gross sales price.

The Company recognized a net gain on sales of discontinued operations of approximately $145.8 million and a net gain on sales of unconsolidated entities of approximately $2.8 million on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate

As of July 30, 2009, in addition to the properties that were subsequently disposed of as discussed in Note 16, the Company had entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Units	Sales Price

Rental Properties:
Consolidated	41	6,035	$534,089
Unconsolidated	2	516	37,000

Total	43	6,551	$571,089

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following table summarizes the Company’s investments in partially owned entities as of June 30, 2009 (amounts in thousands except for project and unit amounts):

	Consolidated					Unconsolidated
	Development Projects
	Held for and/or Under Development	Completed, Not Stabilized (4)	Completed and Stabilized	Other	Total	Institutional Joint Ventures

Total projects (1)	-	2	2	21	25	40

Total units (1)	-	735	432	3,943	5,110	9,560

Debt – Secured (2):
EQR Ownership (3)	$332,765	$161,981	$61,260	$218,087	$774,093	$109,958
Noncontrolling Ownership	-	-	-	83,957	83,957	329,874

Total (at 100%)	$332,765	$161,981	$61,260	$302,044	$858,050	$439,832

(1)	Project and unit counts exclude all uncompleted development projects until those projects are completed.
(2)

All debt is non-recourse to the Company with the exception of $42.2 million in mortgage debt on various development projects. In addition, $66.0 million in mortgage debt on one development project will become recourse to the Company upon completion of that project.

(3)	Represents the Company’s current economic ownership interest.
(4)	Projects included here are substantially complete. However, they may still require additional exterior and interior work for all units to be available for leasing.

7.	Deposits – Restricted

The following table presents the Company’s restricted deposits as of June 30, 2009 and December 31, 2008 (amounts in thousands):

	June 30,	December 31,
	2009	2008

Tax–deferred (1031) exchange proceeds	$29,309	$-
Earnest money on pending acquisitions	1,200	1,200
Restricted deposits on debt (1)	74,530	96,229
Resident security and utility deposits	40,707	41,478
Other	12,435	13,465

Totals	$158,181	$152,372

(1)	Primarily represents amounts held in escrow by the lender and released as draw requests are made on fully funded development mortgage loans.

8.	Mortgage Notes Payable

As of June 30, 2009, the Company had outstanding mortgage debt of approximately $5.0 billion.

During the six months ended June 30, 2009, the Company:

•	Repaid $603.1 million of mortgage loans;
•

Obtained $500.0 million of mortgage loan proceeds through the issuance of an 11-year cross-collateralized loan with an all-in fixed interest rate for 10 years at approximately 5.6% secured by 13 properties;

•	Obtained $114.4 million of new mortgage loans primarily on development properties; and
•	Was released from $4.4 million of mortgage debt assumed by the purchaser on a disposed property.

As of June 30, 2009, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through September 1, 2048. At June 30, 2009, the interest rate range on the Company’s mortgage debt was 0.18% to 12.465%. During the six months ended June 30, 2009, the weighted average interest rate on the Company’s mortgage debt was 4.86%.

9.	Notes

As of June 30, 2009, the Company had outstanding unsecured notes of approximately $4.9 billion.

During the six months ended June 30, 2009, the Company repurchased at par $105.2 million of its 4.75% fixed rate public notes due June 15, 2009 and $185.2 million of its 6.95% fixed rate public notes due March 2, 2011 pursuant to a cash tender offer announced on January 16, 2009. The Company wrote-off approximately $0.4 million of unamortized deferred financing costs and approximately $1.1 million of unamortized discounts on notes payable in connection with these repurchases. In addition, the Company repaid the remaining $122.2 million of its 4.75% fixed rate public notes at maturity and $75.8 million of its 5.20% fixed rate tax-exempt notes during the quarter ended June 30, 2009.

During the six months ended June 30, 2009, the Company repurchased $17.5 million of its 3.85% convertible fixed rate public notes due August 15, 2026 at a discount to par of approximately 11.6%. The Company recognized a gain on early debt extinguishment of $2.0 million and wrote-off approximately $0.1 million of unamortized deferred financing costs and approximately $0.8 million of unamortized discounts on notes payable in connection with these repurchases.

As of June 30, 2009, scheduled maturities for the Company’s outstanding notes were at various dates through 2028. At June 30, 2009, the interest rate range on the Company’s notes was 0.63% to 7.57%. During the six months ended June 30, 2009, the weighted average interest rate on the Company’s notes was 5.34%.

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

As of June 30, 2009, the amount available on the credit facility was $1.35 billion (net of $74.5 million which was restricted/dedicated to support letters of credit and net of the $75.0 million discussed above). The Company did not draw on its revolving credit facility at any time during the six months ended June 30, 2009.

11.	Derivative and Other Fair Value Instruments

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

The carrying value of the Company’s mortgage notes payable and unsecured notes were approximately $5.0 billion and $4.9 billion, respectively, at June 30, 2009. The fair value of the Company’s mortgage notes payable and unsecured notes were approximately $4.9 billion and $4.8 billion, respectively, at June 30, 2009. The fair values of the Company’s financial instruments, other than mortgage notes payable, unsecured notes, derivative instruments and investment securities, including cash and cash equivalents, lines of credit and other financial instruments, approximate their carrying or contract values.

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to limit these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.

The following table summarizes the Company’s consolidated derivative instruments at June 30, 2009 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Development Cash Flow Hedges (2)

Current Notional Balance	$15,693	$250,762
Lowest Possible Notional	$15,693	$46,753
Highest Possible Notional	$17,694	$320,061
Lowest Interest Rate	4.800%	4.059%
Highest Interest Rate	4.800%	6.000%
Earliest Maturity Date	2012	2009
Latest Maturity Date	2012	2011

(1)	Fair Value Hedges – Converts outstanding fixed rate debt to a floating interest rate.
(2)	Development Cash Flow Hedges – Converts outstanding floating rate debt to a fixed interest rate.

The following table provides the location of the Company’s derivative instruments within the accompanying Consolidated Balance Sheets and their fair market values as of June 30, 2009 (amounts in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other assets	$3,442	Other liabilities	$-
Development Cash Flow Hedges	Other assets	7	Other liabilities	(4,977)

Total		$3,449		$(4,977)

The following table provides a summary of the effect of fair value hedges on the Company’s accompanying Consolidated Statements of Operations for the six months ended June 30, 2009 (amounts in thousands):

Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item

Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(2,911)	Fixed rate debt	Interest expense	$2,911

Total		$(2,911)			$2,911

The following table provides a summary of the effect of cash flow hedges on the Company’s accompanying Consolidated Statements of Operations for the six months ended June 30, 2009 (amounts in thousands):

Type of Cash Flow Hedge	Effective Portion			Ineffective Portion
	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$10,803	Interest expense	$(2,305)	N/A	$-
Development Interest Rate Swaps/Caps	1,852	Interest expense	-	N/A	-

Total	$12,655		$(2,305)		$-

As of June 30, 2009, there were approximately $22.2 million in deferred losses, net, included in accumulated other comprehensive loss. Based on the estimated fair values of the net derivative instruments at June 30, 2009, the Company may recognize an estimated $6.5 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending June 30, 2010.

In January 2009, the Company received approximately $0.4 million to terminate a fair value hedge of interest rates in conjunction with the public tender of the Company’s 4.75% fixed rate public notes due June 15, 2009. Approximately $0.2 million of the settlement received was deferred and recognized as a reduction of interest expense through the maturity on June 15, 2009.

In April and May 2009, the Company received approximately $10.8 million to terminate six treasury locks in conjunction with the issuance of a $500.0 million 11-year mortgage loan. The entire amount has been deferred as a component of accumulated other comprehensive loss and will be recognized as a reduction of interest expense over the first ten years of the mortgage loan.

The Company has invested in various investment securities in an effort to increase the amounts earned on the significant amount of unrestricted cash on hand throughout 2008 and 2009. During the quarter ended June 30, 2009, the Company sold a portion of its investment securities, receiving proceeds of approximately $52.7 million, and recorded a $4.9 million realized gain on sale (specific identification) which is included in interest and other income. The following table sets forth the maturity, amortized cost, gross unrealized gains and losses, book/fair value and interest and other income of the various investment securities held as of June 30, 2009 (amounts in thousands):

		Other Assets
Security	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Book/ Fair Value	Interest and Other Income

Held-to-Maturity
FDIC-insured promissory notes	Less than one year	$25,000	$-	$-	$25,000	$445

Total Held-to-Maturity		25,000	-	-	25,000	445

Available-for-Sale
FDIC-insured certificates of deposit	Less than one year	-	-	-	-	428
Other	Between one and five years or N/A	9,732	11	(11)	9,732	7,672

Total Available-for-Sale		9,732	11	(11)	9,732	8,100

Grand Total		$34,732	$11	$(11)	$34,732	$8,545

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

The Company’s derivative positions are valued using models developed by the respective counterparty as well as models developed internally by the Company that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data) and are classified within Level 2 of the valuation hierarchy. In addition, employee holdings other than EQR Common Shares within the supplemental executive retirement plan (the “SERP”) have a fair value of $39.8 million as of June 30, 2009 and are included in other assets and other liabilities on the consolidated balance sheet. These SERP investments are valued using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.

The Company’s investment securities are valued using quoted market prices or readily available market interest rate data. The quoted market prices are classified within Level 1 of the valuation hierarchy and the market interest rate data are classified within Level 2 of the valuation hierarchy.

The Company’s real estate asset impairment charge was the result of an analysis of the parcel’s fair value (determined using internally developed models that were based on market assumptions and comparable sales data) (Level 3) compared to its current capitalized carrying value. The valuation technique used to measure fair value is consistent with how similar assets were measured in prior periods. See Note 16 for further discussion.

12.	Earnings Per Share

The following tables set forth the computation of net income per share – basic and net income per share – diluted (amounts in thousands except per share amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2009	2008	2009	2008
Numerator for net income per share – basic:
Income from continuing operations	$42,106	$54,585	$21,158	$39,148
Allocation to Noncontrolling Interests – Operating Partnership, net	(1,973)	(2,876)	(982)	(2,116)
Net loss (income) attributable to Noncontrolling Interests – Partially Owned Properties	74	(1,659)	5	(1,391)
Net income attributable to Preference Interests and Units	(7)	(7)	(3)	(3)
Preferred distributions	(7,240)	(7,259)	(3,620)	(3,626)

Income from continuing operations available to Common Shares, net of Noncontrolling Interests	32,960	42,784	16,558	32,012
Discontinued operations, net of Noncontrolling Interests	140,800	218,331	80,027	94,613

Numerator for net income per share – basic	$173,760	$261,115	$96,585	$126,625

Numerator for net income per share – diluted:
Income from continuing operations	$42,106	$54,585	$21,158	$39,148
Net loss (income) attributable to Noncontrolling Interests – Partially Owned Properties	74	(1,659)	5	(1,391)
Net income attributable to Preference Interests and Units	(7)	(7)	(3)	(3)
Preferred distributions	(7,240)	(7,259)	(3,620)	(3,626)

Income from continuing operations available to Common Shares	34,933	45,660	17,540	34,128
Discontinued operations, net	149,247	232,936	84,774	100,845

Numerator for net income per share – diluted	$184,180	$278,596	$102,314	$134,973

Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	272,614	269,196	272,901	269,608
Effect of dilutive securities:
OP Units	16,237	18,064	16,089	17,832
Long-term compensation award shares/units	301	2,661	348	3,005

Denominator for net income per share – diluted	289,152	289,921	289,338	290,445

Net income per share – basic	$0.64	$0.97	$0.35	$0.47

Net income per share – diluted	$0.64	$0.96	$0.35	$0.46

Net income per share – basic:
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	$0.121	$0.159	$0.061	$0.119
Discontinued operations, net of Noncontrolling Interests	0.516	0.811	0.293	0.351

Net income per share – basic	$0.637	$0.970	$0.354	$0.470

Net income per share – diluted:
Income from continuing operations available to Common Shares	$0.121	$0.158	$0.061	$0.117
Discontinued operations, net	0.516	0.803	0.293	0.347

Net income per share – diluted	$0.637	$0.961	$0.354	$0.464

Convertible preferred shares/units that could be converted into 405,791 and 438,825 weighted average Common Shares for the six months ended June 30, 2009 and 2008, respectively, and 405,555 and 433,179 weighted average Common Shares for the quarters ended June 30, 2009 and 2008, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. In addition, the effect of the Common Shares that could ultimately be issued upon the conversion/exchange of the Operating Partnership’s $650.0 million ($531.1 million outstanding at June 30, 2009) exchangeable senior notes was not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

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

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during the six months and quarters ended June 30, 2009 and 2008 (amounts in thousands).

	Six Months Ended June 30,		Quarter Ended June 30,
	2009	2008	2009	2008
REVENUES
Rental income	$17,832	$60,482	$6,408	$27,599

Total revenues	17,832	60,482	6,408	27,599

EXPENSES (1)
Property and maintenance	8,036	19,312	3,244	8,544
Real estate taxes and insurance	2,284	7,936	767	3,801
Property management	-	(62)	-	3
Depreciation	3,641	14,921	1,438	6,782
General and administrative	25	17	20	14

Total expenses	13,986	42,124	5,469	19,144

Discontinued operating income	3,846	18,358	939	8,455

Interest and other income	10	140	3	148
Interest (2):
Expense incurred, net	(310)	(1,014)	(77)	(496)
Amortization of deferred financing costs	(32)	(2)	-	(1)
Income and other tax (expense) benefit	(65)	657	(18)	459

Discontinued operations	3,449	18,139	847	8,565
Net gain on sales of discontinued operations	145,798	214,797	83,927	92,280

Discontinued operations, net	$149,247	$232,936	$84,774	$100,845

(1)	Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Company’s period of ownership.
(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.

For the properties sold during the six months ended June 30, 2009 (excluding condominium conversion properties), the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2008 were $205.3 million and $17.8 million, respectively.

The net real estate basis of the Company’s active condominium conversion properties owned by the TRS and included in discontinued operations (excludes the Company’s halted conversions as they are now held for use), which were included in investment in real estate, net in the consolidated balance sheets, was $8.0 million and $12.6 million at June 30, 2009 and December 31, 2008, respectively.

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

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans with Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit and as a result, no amounts have been accrued at June 30, 2009. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, reasonably may be expected to have a material adverse effect on the Company.

The Company has established a reserve and recorded a corresponding reduction to its net gain on sales of discontinued operations related to potential liabilities associated with its condominium conversion activities. The reserve covers potential product liability related to each conversion. The Company periodically assesses the adequacy of the reserve and makes adjustments as necessary. During the six months ended June 30, 2009, the Company recorded additional reserves of approximately $2.5 million (primarily related to an insurance settlement), paid approximately $0.7 million in settlements and released approximately $1.0 million of remaining reserves for settled claims. As a result, the Company had total reserves of approximately $11.1 million at June 30, 2009. While no assurances can be given, the Company does not believe that the ultimate resolution of these potential liabilities, if adversely determined, would have a material adverse effect on the Company.

As of June 30, 2009, the Company has seven projects totaling 2,369 units in various stages of development with estimated completion dates ranging through June 30, 2011. Some of the projects are developed solely by the Company, while others are co-developed with various third party development partners. The development venture agreements with partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The partner is most often the “general” or “managing” partner of the development venture. The typical buy-sell arrangements contain appraisal rights and provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interest in the project at fair market value upon the expiration of a negotiated time period (typically two to five years after substantial completion of the project).

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

The Company’s fee and asset management, development (including FIN No. 46(R) partially owned properties), condominium conversion and corporate housing (Equity Corporate Housing or “ECH”) activities are immaterial and do not individually meet the threshold requirements of a reportable segment as provided for in SFAS No. 131 and as such, have been aggregated in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the six months and quarters ended June 30, 2009 and 2008, respectively.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations). The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the six months and quarters ended June 30, 2009 and 2008, respectively, as well as total assets at June 30, 2009 (amounts in thousands):

	Six Months Ended June 30, 2009
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$279,346	$191,779	$218,041	$221,113	$-	$910,279
Non-same store/other (2) (3)	27,942	8,977	6,547	15,917	37,878	97,261

Total rental income	307,288	200,756	224,588	237,030	37,878	1,007,540

Operating expenses:
Same store (1)	106,007	67,872	92,039	76,042	-	341,960
Non-same store/other (2) (3)	12,465	4,115	2,358	7,392	33,218	59,548

Total operating expenses	118,472	71,987	94,397	83,434	33,218	401,508

NOI:
Same store (1)	173,339	123,907	126,002	145,071	-	568,319
Non-same store/other (2) (3)	15,477	4,862	4,189	8,525	4,660	37,713

Total NOI	$188,816	$128,769	$130,191	$153,596	$4,660	$606,032

Total assets	$4,728,477	$2,666,094	$3,021,022	$2,953,469	$2,554,000	$15,923,062

(1)	Same store includes properties owned for all of both periods ending June 30, 2009 and June 30, 2008 which represented 120,452 units.
(2)	Non-same store includes properties acquired after January 1, 2008.
(3)

Other includes ECH, development, condominium conversion overhead of $1.0 million and other corporate operations. Also reflects a $4.6 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Six Months Ended June 30, 2008
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$279,867	$192,360	$223,897	$226,425	$-	$922,549
Non-same store/other (2) (3)	11,397	8,737	592	11,269	48,988	80,983

Total rental income	291,264	201,097	224,489	237,694	48,988	1,003,532

Operating expenses:
Same store (1)	103,468	67,377	91,543	75,759	-	338,147
Non-same store/other (2) (3)	6,161	3,446	370	8,725	48,950	67,652

Total operating expenses	109,629	70,823	91,913	84,484	48,950	405,799

NOI:
Same store (1)	176,399	124,983	132,354	150,666	-	584,402
Non-same store/other (2) (3)	5,236	5,291	222	2,544	38	13,331

Total NOI	$181,635	$130,274	$132,576	$153,210	$38	$597,733

(1)	Same store includes properties owned for all of both periods ending June 30, 2009 and June 30, 2008 which represented 120,452 units.
(2)	Non-same store includes properties acquired after January 1, 2008.
(3)

Other includes ECH, development, condominium conversion overhead of $1.4 million and other corporate operations. Also reflects a $6.7 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Quarter Ended June 30, 2009
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$142,072	$95,517	$108,738	$110,725	$-	$457,052
Non-same store/other (2) (3)	12,501	4,427	3,365	6,995	18,398	45,686

Total rental income	154,573	99,944	112,103	117,720	18,398	502,738

Operating expenses:
Same store (1)	51,864	33,546	44,984	37,492	-	167,886
Non-same store/other (2) (3)	5,593	1,968	1,014	3,468	16,043	28,086

Total operating expenses	57,457	35,514	45,998	40,960	16,043	195,972

NOI:
Same store (1)	90,208	61,971	63,754	73,233	-	289,166
Non-same store/other (2) (3)	6,908	2,459	2,351	3,527	2,355	17,600

Total NOI	$97,116	$64,430	$66,105	$76,760	$2,355	$306,766

(1)	Same store includes properties owned for all of both quarters ending June 30, 2009 and June 30, 2008 which represented 121,256 units.
(2)	Non-same store includes properties acquired after April 1, 2008.
(3)

Other includes ECH, development, condominium conversion overhead of $0.5 million and other corporate operations. Also reflects a $2.3 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Quarter Ended June 30, 2008
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$143,824	$97,394	$112,412	$114,652	$-	$468,282
Non-same store/other (2) (3)	4,517	4,447	572	4,854	27,895	42,285

Total rental income	148,341	101,841	112,984	119,506	27,895	510,567

Operating expenses:
Same store (1)	51,015	33,858	45,819	38,198	-	168,890
Non-same store/other (2) (3)	2,511	1,924	291	4,480	23,254	32,460

Total operating expenses	53,526	35,782	46,110	42,678	23,254	201,350

NOI:
Same store (1)	92,809	63,536	66,593	76,454	-	299,392
Non-same store/other (2) (3)	2,006	2,523	281	374	4,641	9,825

Total NOI	$94,815	$66,059	$66,874	$76,828	$4,641	$309,217

(1)	Same store includes properties owned for all of both quarters ending June 30, 2009 and June 30, 2008 which represented 121,256 units.
(2)	Non-same store includes properties acquired after April 1, 2008.
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

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the six months and quarters ended June 30, 2009 and 2008, respectively (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
	2009	2008	2009	2008
Rental income	$1,007,540	$1,003,532	$502,738	$510,567
Property and maintenance expense	(254,977)	(261,248)	(123,430)	(130,402)
Real estate taxes and insurance expense	(108,799)	(103,884)	(53,824)	(51,457)
Property management expense	(37,732)	(40,667)	(18,718)	(19,491)

Total operating expenses	(401,508)	(405,799)	(195,972)	(201,350)

Net operating income	$606,032	$597,733	$306,766	$309,217

16.	Subsequent Events/Other

Subsequent Events

Subsequent to June 30, 2009 and up until the time of this filing, the Company sold three apartment properties consisting of 749 units for $74.2 million (excluding condominium units).

Other

During the six months ended June 30, 2009, the Company recorded an approximate $11.1 million non-cash asset impairment charge on a parcel of land held for development. Following the guidance in SFAS No. 144, this charge was the result of an analysis of the parcel’s estimated fair value (determined using internally developed models based on market assumptions and comparable sales data) compared to its current capitalized carrying value.

During the six months ended June 30, 2009 and 2008, the Company recorded approximately $1.0 million and $2.2 million of additional general and administrative expense, respectively, and $0.7 million and $0.2 million of additional property management expense, respectively, related primarily to cash severance for various employees.

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

The Company is one of the largest publicly traded real estate companies and is the largest publicly traded owner of multifamily properties in the United States (based on the aggregate market value of its outstanding Common Shares, the number of apartment units wholly owned and total revenues earned). The Company’s corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices throughout the United States. As of June 30, 2009, the Company has approximately 4,500 employees who provide real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

EQR is the general partner of, and as of June 30, 2009 owned an approximate 94.4% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”). The Company is structured as an umbrella partnership REIT (“UPREIT”) under which all property ownership and related business operations are conducted through the Operating Partnership and its subsidiaries. References to the “Company” include EQR, the Operating Partnership and those entities owned or controlled by the Operating Partnership and/or EQR.

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

Current Environment

The slowdown in the economy, which accelerated in the fourth quarter of 2008 and has continued into 2009, coupled with continued job losses and/or lack of job growth leads us to be cautious regarding expected performance for the remainder of 2009. Since the fourth quarter of 2008 and continuing into the first half of 2009, our revenue has declined in most of our major markets as the economic slowdown continues to impact existing and prospective residents. Markets with little employment loss should perform better than markets with employment issues, although all of our markets are continuing to experience job losses. Should the current credit crisis and general economic recession continue, the Company may continue to experience a period of declining revenues, which would adversely impact the Company’s results of operations. The vast majority of our leases are for terms of 12 months or less. As a result, we quickly feel the impact of an economic downturn which limits our ability to raise rents or causes us to lower rents on turnover units and lease renewals. Since the second half of 2008, continued job losses and lower household formation have caused us to lower rents (sometimes significantly) for new residents. While we have generally been able to maintain existing rent levels with renewing residents, we have seen declines in certain markets. Though not material, delinquencies are at higher levels than in prior downturns and at higher levels than the prior year, while tracking with historical seasonal trends. The combination of expected declines in revenues and higher overall expense levels (see discussion below) will have a negative impact on the Company’s results of operations for 2009.

After two consecutive years of modest expense growth (same store expenses grew 2.2% between 2008 and 2007 and 2.1% between 2007 and 2006), the Company anticipates that 2009 expenses will continue that recent trend. Due to our continued focus on expense control initiatives, year-to-date over year-to-date same store expenses increased a modest 1.1% during the six months ended June 30, 2009. The primary drivers of the moderate expense growth are lower increases in payroll and utility costs, partially offset by higher than inflation increases in real estate taxes. Nevertheless, the Company continues to be mindful of the appearance and quality of its apartment properties and continues to allocate sufficient operating and capital resources for this purpose.

The continued credit crisis has negatively impacted the availability and pricing of debt capital. During this time, the multifamily residential sector has benefited from the continued liquidity provided by Fannie Mae and Freddie Mac. A vast majority of the properties we sold in 2008 and 2009 were financed for the purchaser by one of these agencies. Furthermore, Fannie Mae and Freddie Mac provided us with approximately $1.6 billion of secured mortgage financing in 2008 and $500.0 million thus far in 2009 at attractive rates when compared to other sources of credit. Should these agencies discontinue providing liquidity to our sector, have their mandates changed or reduced or be disbanded or reorganized by the government, it would significantly reduce our access to debt capital and/or increase borrowing costs and would significantly reduce our sales of assets.

In response to the recession and liquidity issues prevalent in the debt markets, we took a number of steps to better position ourselves. In early 2008, we began pre-funding our maturing debt obligations with approximately $1.6 billion in secured mortgage financing obtained from Fannie Mae and Freddie Mac. We also significantly reduced our acquisition activity. During the second half of 2008 and through the first half of 2009, we only acquired one property while we continued selling non-core assets. We expect to continue to be a net seller of assets during 2009 should current conditions continue. Additionally, we significantly reduced our development activities, starting only two new projects in the first half of 2008 and none in the second half of the year or in the first half of 2009. We also reduced the number of planned development projects we will undertake in the future and took a $116.4 million impairment charge in 2008 to reduce the value of five assets that we no longer plan on pursuing. In addition, we took an additional $11.1 million impairment charge during the six months ended June 30, 2009 to reduce the value of one asset. We do not currently anticipate starting any new wholly-owned development projects during 2009 unless market conditions improve significantly. The Company also expects to reduce its quarterly common share dividend beginning with the dividend for the third quarter of 2009, from $0.4825 per share (an annual rate of $1.93 per share) to $0.3375 per share (an annual rate of $1.35 per share). Finally, during 2009 we also expect to continue our focus on our expense control initiatives.

Our specific current expectations regarding our results for 2009 and certain items that will affect them are set forth under Results of Operations below.

We believe that cash and cash equivalents, securities readily convertible to cash, current availability on our revolving credit facility and net disposition proceeds for 2009 will provide sufficient liquidity to meet our funding obligations relating to debt retirement and existing development projects through 2011. We expect that our remaining funding obligations will be met through some combination of new borrowings, equity issuances, property dispositions and cash generated from operations.

Despite the challenging conditions noted above, we believe that the Company is well-positioned to withstand the continuing economic downturn. Our properties are geographically diverse and were approximately 93% occupied as of June 30, 2009, little new multifamily rental supply has been added to most of our markets, the national single family home ownership rate continues to decline and the long-term demographic picture is positive.

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

Results of Operations

In conjunction with our business objectives and operating strategy, the Company continued to dispose of its capital investment in apartment communities not located in strategically targeted markets. During the six months ended June 30, 2009, the Company sold $374.1 million of apartment properties consisting of 24 properties and 4,415 units, as well as 23 condominium units for $4.7 million.

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

Properties that the Company owned for all of both of the six months ended June 30, 2009 and 2008 (the “Six-Month 2009 Same Store Properties”), which represented 120,452 units, and properties that the Company owned for all of both of the quarters ended June 30, 2009 and 2008 (the “Second Quarter 2009 Same Store Properties”), which represented 121,256 units, impacted the Company’s results of operations. Both the Six-Month 2009 Same Store Properties and the Second Quarter 2009 Same Store Properties are discussed in the following paragraphs.

The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the six months and quarters ended June 30, 2009 and 2008. Dilution, as a result of the Company’s net asset sales, negatively impacts property net operating income. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008

For the six months ended June 30, 2009, the Company reported diluted earnings per share of $0.64 compared to $0.96 per share in the same period of 2008. The difference is primarily due to a lower volume of property sales, an impairment charge and lower property net operating income.

For the six months ended June 30, 2009, income from continuing operations decreased approximately $12.5 million or 22.9% when compared to the six months ended June 30, 2008. The decrease in continuing operations is discussed below.

Revenues from the Six-Month 2009 Same Store Properties decreased $12.3 million primarily as a result of a decrease in occupancy and average rental rates charged to residents, as well as an increase in move-in concessions offered to residents. Expenses from the Six-Month 2009 Same Store Properties increased $3.8 million primarily due to higher real estate taxes, payroll and repairs and maintenance costs. The following tables provide comparative same store results and statistics for the Six-Month 2009 Same Store Properties:

June YTD 2009 vs. June YTD 2008

YTD over YTD Same Store Results/Statistics

$ in thousands (except for Average Rental Rate) – 120,452 Same Store Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover

YTD 2009	$910,279	$341,960	$568,319	$1,346	93.7%	28.5%
YTD 2008	$922,549	$338,147	$584,402	$1,352	94.5%	29.7%

Change	$(12,270)	$3,813	$(16,083)	$(6)	(0.8%)	(1.2%)

Change	(1.3%)	1.1%	(2.8%)	(0.4%)

(1) Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the period.

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Six-Month 2009 Same Store Properties:

	Six Months Ended June 30,
	2009	2008
	(Amounts in thousands)

Operating income	$277,409	$295,128
Adjustments:
Non-same store operating results	(37,713)	(13,331)
Fee and asset management revenue	(5,275)	(5,010)
Fee and asset management expense	3,985	4,171
Depreciation	298,194	279,253
General and administrative	20,595	24,191
Impairment	11,124	-

Same store NOI	$568,319	$584,402

For properties that the Company acquired prior to January 1, 2008 and expects to continue to own through December 31, 2009, the Company anticipates the following same store results for the full year ending December 31, 2009:

2009 Same Store Assumptions

Physical occupancy	93.5%
Revenue change	(3.50%) to (3.00%)
Expense change	1.25% to 1.75%
NOI change	(6.50%) to (5.50%)

These 2009 assumptions are based on current expectations and are forward-looking.

Non-same store operating results increased approximately $24.4 million and consist primarily of properties acquired in calendar year 2008, as well as operations from the Company’s completed development properties and corporate housing business. While the operations of the non-same store assets have been negatively impacted during the six months ended June 30, 2009 similar to the same store assets, the non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to increasing occupancy for properties in lease-up and a longer ownership period in 2009 than 2008. This increase primarily resulted from:

•	Development and other miscellaneous properties in lease-up of $10.8 million;
•	Newly stabilized development and other miscellaneous properties of $2.5 million; and
•	Properties acquired in 2008 of $9.2 million.

See also Note 15 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, increased approximately $0.5 million primarily due to an increase in revenue earned on the management of the Company’s military housing venture at Fort Lewis along with the addition of McChord Air Force Base, as well as a decrease in asset management expenses. As of June 30, 2009 and 2008, the Company managed 14,119 and 14,472 units, respectively, primarily for unconsolidated entities and its military housing ventures at Fort Lewis and McChord.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses decreased by approximately $2.9 million or 7.2%. This decrease is primarily attributable to lower overall payroll-related costs as a result of a decrease in the number of properties in the Company’s portfolio.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $18.9 million or 6.8% primarily as a result of additional depreciation expense on properties acquired in 2008 and capital expenditures for all properties owned.

General and administrative expenses from continuing operations, which include corporate operating expenses, decreased approximately $3.6 million or 14.9% primarily due to lower overall payroll-related costs as a result of a decrease in the number of properties in the Company’s portfolio, as well as a $1.2 million decrease in severance related costs in 2009. The Company anticipates that general and administrative expenses will approximate $40.0 million to $42.0 million for the year ending December 31, 2009. The above assumption is based on current expectations and is forward-looking.

Impairment from continuing operations increased approximately $11.1 million due to an impairment charge taken during the quarter ended June 30, 2009 on land held for development. See Note 16 in the Notes to Consolidated Financial Statements for further discussion.

Interest and other income from continuing operations increased approximately $4.5 million or 54.8% primarily as a result of a gain of $4.9 million on the sale of investment securities (see Note 11) as well as a $2.0 million gain recognized during the quarter ended March 31, 2009 related to the partial debt extinguishment of the Company’s August 2026 convertible notes (see Note 9). This was partially offset by a decrease in interest earned on cash and cash equivalents due to a decrease in interest rates and overall balances, as well as less litigation settlement proceeds and forfeited deposits received in 2009. The Company anticipates that interest and other income will approximate $13.0 million to $15.0 million for the year ending December 31, 2009. The above assumption is based on current expectations and is forward-looking.

Other expenses from continuing operations decreased approximately $0.5 million or 60.8% primarily due to a decrease in development pursuit cost write-offs as a result of the Company’s decision to significantly reduce its development activities in 2009, partially offset by the expensing of transaction costs associated with the Company’s acquisition of all of its partners’ interests in five previously partially owned properties consisting of 1,587 units during the six months ended June 30, 2009 due to the Company’s adoption of SFAS No. 141(R) on January 1, 2009.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $2.7 million or 1.1% primarily as a result of higher overall debt levels outstanding due to the Company’s pre-funding of its 2008, 2009 and 2010 debt maturities and lower capitalized interest, partially offset by lower overall effective interest rates. During the six months ended June 30, 2009, the Company capitalized interest costs of approximately $21.0 million as compared to $29.5 million for the six months ended June 30, 2008. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the six months ended June 30, 2009 was 5.38% as compared to 5.55% for the six months ended June 30, 2008. The Company anticipates that interest expense will approximate $475.0 million to $495.0 million for the year ending December 31, 2009. The above assumption is based on current expectations and is forward-looking.

Income and other tax expense from continuing operations decreased approximately $2.2 million or 48.3% primarily due to a change in estimate for Texas state taxes and lower overall current state income taxes, partially offset by an increase in business taxes for Washington, D.C. The Company anticipates that income and other tax expense will approximate $3.0 million to $4.0 million for the year ending December 31, 2009. The above assumption is based on current expectations and is forward-looking.

Loss from investments in unconsolidated entities increased approximately $2.0 million as compared to the six months ended June 30, 2008 primarily due to the Company’s $1.8 million share of defeasance costs incurred in conjunction with the extinguishment of cross-collateralized mortgage debt on one of the Company’s partially owned unconsolidated joint ventures.

Net gain on sales of unconsolidated entities increased approximately $2.8 million between the periods under comparison as the Company recognized a $2.8 million gain on the sale of an unconsolidated institutional joint venture property during the six months ended June 30, 2009.

Discontinued operations, net decreased approximately $83.7 million or 35.9% between the periods under comparison. This decrease is primarily due to the mix of properties sold during the six months ended June 30, 2009 compared to the same period in 2008 and the operations of those properties. In addition, properties sold in 2009 reflect operations for a partial period in 2009 in contrast to a full period in 2008. See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the quarter ended June 30, 2009 to the quarter ended June 30, 2008

For the quarter ended June 30, 2009, the Company reported diluted earnings per share of $0.35 compared to $0.46 per share in the same period of 2008. The difference is primarily due to a lower volume of property sales, an impairment charge and lower property net operating income.

For the quarter ended June 30, 2009, income from continuing operations decreased approximately $18.0 million or 46.0% when compared to the quarter ended June 30, 2008. The decrease in continuing operations is discussed below.

Revenues from the Second Quarter 2009 Same Store Properties decreased $11.2 million primarily as a result of a decrease in occupancy and average rental rates charged to residents, as well as an increase in move-in concessions offered to residents. Expenses from the Second Quarter 2009 Same Store Properties decreased $1.0 million primarily due to a decrease in overall operating expenses and management costs, partially offset by higher real estate taxes. The following tables provide comparative same store results and statistics for the Second Quarter 2009 Same Store Properties:

Second Quarter 2009 vs. Second Quarter 2008

Quarter over Quarter Same Store Results/Statistics

$ in thousands (except for Average Rental Rate) – 121,256 Same Store Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover

Q2 2009	$457,052	$167,886	$289,166	$1,343	93.7%	15.0%
Q2 2008	$468,282	$168,890	$299,392	$1,359	94.9%	15.9%

Change	$(11,230)	$(1,004)	$(10,226)	$(16)	(1.2%)	(0.9%)

Change	(2.4%)	(0.6%)	(3.4%)	(1.2%)

(1) Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the period.

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Second Quarter 2009 Same Store Properties:

	Quarter Ended June 30,
	2009	2008
	(Amounts in thousands)

Operating income	$135,962	$158,356
Adjustments:
Non-same store operating results	(17,600)	(9,825)
Fee and asset management revenue	(2,412)	(2,716)
Fee and asset management expense	1,982	1,991
Depreciation	149,909	139,812
General and administrative	10,201	11,774
Impairment	11,124	-

Same store NOI	$289,166	$299,392

Non-same store operating results increased approximately $7.8 million and consist primarily of properties acquired in calendar year 2008, as well as operations from the Company’s completed development properties and corporate housing business. While the operations of the non-same store assets have been negatively impacted during the quarter ended June 30, 2009 similar to the same store assets, the non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to increasing occupancy for properties in lease-up and a longer ownership period in 2009 than 2008. This increase primarily resulted from:

•	Development and other miscellaneous properties in lease-up of $6.2 million;
•	Newly stabilized development and other miscellaneous properties of $1.3 million;
•	Properties acquired in 2008 of $4.1 million; and
•	Partially offset by operating losses from other miscellaneous operations.

See also Note 15 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, decreased approximately $0.3 million during the quarter ended June 30, 2009 primarily due to a decrease in revenue earned on the management of the Company’s military housing ventures at Fort Lewis and McChord Air Force Base and its partially owned unconsolidated entities.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses decreased approximately $0.8 million or 4.0%. This decrease is primarily attributable to lower overall payroll-related costs as a result of a decrease in the number of properties in the Company’s portfolio and a decrease in travel and education/conference expenses.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $10.1 million or 7.2% primarily as a result of additional depreciation expense on properties acquired in 2008 and capital expenditures for all properties owned.

General and administrative expenses from continuing operations, which include corporate operating expenses, decreased approximately $1.6 million or 13.4% primarily due to lower overall payroll-related costs as a result of a decrease in the number of properties in the Company’s portfolio.

Impairment from continuing operations increased approximately $11.1 million due to an impairment charge taken during the quarter ended June 30, 2009 on land held for development. See Note 16 in the Notes to Consolidated Financial Statements for further discussion.

Interest and other income from continuing operations increased approximately $1.8 million or 37.7% primarily as a result of a gain of $4.9 million on the sale of investment securities (see Note 11), partially offset by a decrease in interest earned on cash and cash equivalents due to a decrease in interest rates and overall balances, as well as less litigation settlement proceeds received in the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008.

Other expenses from continuing operations decreased approximately $0.6 million or 97.7% primarily due to a decrease in acquisition and development pursuit cost write-offs as a result of the Company’s decision to significantly reduce its acquisition and development activities in 2009.

Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $2.6 million or 2.1% primarily as a result of lower overall effective interest rates, partially offset by higher overall debt levels outstanding due to the Company’s pre-funding of its 2008, 2009 and 2010 debt maturities and lower capitalized interest. During the quarter ended June 30, 2009, the Company capitalized interest costs of approximately $10.4 million as compared to $14.8 million for the quarter ended June 30, 2008. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended June 30, 2009 was 5.35% as compared to 5.47% for the quarter ended June 30, 2008.

Income and other tax expense from continuing operations decreased approximately $1.4 million or 84.1% primarily due to a change in estimate for Texas state taxes and lower overall state income taxes.

Loss from investments in unconsolidated entities increased approximately $1.9 million as compared to the quarter ended June 30, 2008 primarily due to the Company’s $1.8 million share of defeasance costs incurred in conjunction with the extinguishment of cross-collateralized mortgage debt on one of the Company’s partially owned unconsolidated joint ventures.

Net gain on sales of unconsolidated entities was consistent between the periods under comparison.

Discontinued operations, net decreased approximately $16.1 million or 15.9% between the periods under comparison. This decrease is primarily due to the mix of properties sold during the quarter ended June 30, 2009 compared to the same period in 2008 and the operations of those properties. In addition, properties sold in 2009 reflect operations for a partial period in 2009 in contrast to a full period in 2008. See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

As of January 1, 2009, the Company had approximately $890.8 million of cash and cash equivalents and $1.29 billion available under its revolving credit facility (net of $130.0 million which was restricted/dedicated to support letters of credit and $75.0 million which had been committed by a now bankrupt financial institution and is not available for borrowing). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at June 30, 2009 was approximately $667.5 million and the amount available on the Company’s revolving credit facility was $1.35 billion (net of $74.5 million which was restricted/dedicated to support letters of credit and net of the $75.0 million discussed above). In 2008, the Company built a significant cash and cash equivalents balance as a direct result of its decision to pre-fund its 2008 and 2009 debt maturities with the closing of three secured mortgage loan pools totaling $1.6 billion. The decline in the Company’s cash and cash equivalents balance since December 31, 2008 is a direct result of the application of the pre-funded cash on hand towards the Company’s debt maturity, tender and repurchase activities, partially offset by the closing of a $500.0 million secured mortgage loan pool during the quarter ended June 30, 2009.

During the six months ended June 30, 2009, the Company generated proceeds from various transactions, which included the following:

•	Disposed of 25 properties and 23 condominium units, receiving net proceeds of approximately $347.5 million;
•	Obtained $500.0 million in new mortgage financing and terminated six treasury locks, receiving $10.8 million;
•	Obtained an additional $114.4 million of new mortgage loans primarily on development properties;
•	Received $181.7 million from maturing or sold investment securities; and
•	Issued approximately 0.3 million Common Shares and received net proceeds of $4.1 million.

During the six months ended June 30, 2009, the above proceeds were primarily utilized to:

•	Invest $197.4 million primarily in development projects;
•	Repurchase 47,450 Common Shares, utilizing cash of $1.1 million (see Note 3);
•	Repurchase $307.9 million of fixed rate public notes;
•	Repay $122.2 million of fixed rate public notes at maturity;
•	Repurchase $75.8 million of fixed rate tax-exempt notes;

•	Repay $603.1 million of mortgage loans; and
•	Acquire $52.8 million of investment securities.

Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, the Company may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. The Company repurchased $1.1 million (47,450 shares at an average price per share of $23.69) of its Common Shares during the six months ended June 30, 2009. As of June 30, 2009, the Company had authorization to repurchase an additional $466.5 million of its shares. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.

The Company’s total debt summary and debt maturity schedules as of June 30, 2009 are as follows:

Debt Summary as of June 30, 2009

(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$5,028,736	50.4%	4.86%	9.0
Unsecured	4,945,244	49.6%	5.34%	5.2

Total	$9,973,980	100.0%	5.11%	7.1

Fixed Rate Debt:
Secured – Conventional	$4,033,465	40.4%	5.96%	7.7
Unsecured – Public/Private	4,409,644	44.2%	5.92%	5.5

Fixed Rate Debt	8,443,109	84.6%	5.93%	6.6

Floating Rate Debt:
Secured – Conventional	359,597	3.6%	2.07%	3.5
Secured – Tax Exempt	635,674	6.4%	0.73%	21.1
Unsecured – Public/Private	500,000	5.0%	1.36%	1.3
Unsecured – Tax Exempt	35,600	0.4%	0.44%	19.5
Unsecured – Revolving Credit Facility	-	-	-	2.7

Floating Rate Debt	1,530,871	15.4%	1.32%	10.1

Total	$9,973,980	100.0%	5.11%	7.1

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the six months ended June 30, 2009.

Note: The Company capitalized interest of approximately $21.0 million and $29.5 million during the six months ended June 30, 2009 and 2008, respectively. The Company capitalized interest of approximately $10.4 million and $14.8 million during the quarters ended June 30, 2009 and 2008, respectively.

Debt Maturity Schedule as of June 30, 2009

(Amounts in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)

2009	$6,455		$86,725		$93,180	0.9%	7.58%	2.64%
2010	220,603		672,235	(2)	892,838	8.9%	7.54%	2.93%
2011	1,258,011	(3)	87,812		1,345,823	13.5%	5.58%	5.33%
2012	955,972		3,442		959,414	9.6%	5.89%	5.88%
2013	565,881		-		565,881	5.7%	5.93%	5.93%
2014	516,964		-		516,964	5.2%	5.28%	5.28%
2015	355,107		-		355,107	3.6%	6.41%	6.41%
2016	1,088,710		-		1,088,710	10.9%	5.32%	5.32%
2017	1,345,998		456		1,346,454	13.5%	5.87%	5.87%
2018	335,501		44,677		380,178	3.8%	5.96%	5.60%
2019+	1,793,907		635,524		2,429,431	24.4%	5.86%	5.04%

Total	$8,443,109		$1,530,871		$9,973,980	100.0%	5.80%	5.22%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of June 30, 2009.
(2)	Includes the Company’s $500.0 million floating rate term loan facility, which matures on October 5, 2010, subject to two one-year extension options exercisable by the Company.
(3)

Includes $531.1 million face value of 3.85% convertible unsecured debt with a final maturity of 2026. The notes are callable by the Company on or after August 18, 2011. The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021.

The following table provides a summary of the Company’s unsecured debt as of June 30, 2009:

Unsecured Debt Summary as of June 30, 2009

(Amounts in thousands)

	Coupon Rate	Due Date		Face Amount	Unamortized Premium/ (Discount)	Net Balance
Fixed Rate Notes:
	6.950%	03/02/11	(1)	$114,806	$1,688	$116,494
	6.625%	03/15/12		400,000	(795)	399,205
	5.500%	10/01/12		350,000	(1,122)	348,878
	5.200%	04/01/13		400,000	(444)	399,556
	5.250%	09/15/14		500,000	(320)	499,680
	6.584%	04/13/15		300,000	(645)	299,355
	5.125%	03/15/16		500,000	(359)	499,641
	5.375%	08/01/16		400,000	(1,314)	398,686
	5.750%	06/15/17		650,000	(4,069)	645,931
	7.125%	10/15/17		150,000	(538)	149,462
	7.570%	08/15/26		140,000	-	140,000
	3.850%	08/15/26	(2)	531,092	(18,336)	512,756

				4,435,898	(26,254)	4,409,644

Floating Rate Tax Exempt Notes:
	7-Day SIFMA	12/15/28	(3)	35,600	-	35,600

Floating Rate Notes:
Term Loan Facility	LIBOR+0.50%	10/05/10	(3)(4)	500,000	-	500,000

Revolving Credit Facility:	LIBOR+0.50%	02/28/12	(5)	-	-	-

Total Unsecured Debt				$4,971,498	$(26,254)	$4,945,244

Note: SIFMA stands for the Securities Industry and Financial Markets Association and is the tax-exempt index equivalent of LIBOR.

(1)	On January 27, 2009, the Company repurchased $185.2 million of these notes at par pursuant to a cash tender offer announced on January 16, 2009.
(2)

Convertible notes mature on August 15, 2026. The notes are callable by the Company on or after August 18, 2011. The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021. During the six months ended June 30, 2009, the Company repurchased $17.5 million of these notes at a discount to par of approximately 11.6% and recognized a gain on early debt extinguishment of $2.0 million. Effective January 1, 2009, the Company adopted FSP APB 14-1, which requires companies to expense the implied option value inherent in convertible debt. In conjunction with this adoption, the Company recorded an adjustment of $17.3 million to the beginning balance of the discount on its convertible notes.

(3)	Notes are private. All other unsecured debt is public.
(4)	Represents the Company’s $500.0 million term loan facility, which matures on October 5, 2010, subject to two one-year extension options exercisable by the Company.
(5)	As of June 30, 2009, there was no amount outstanding and approximately $1.35 billion available on the Company’s unsecured revolving credit facility.

As of July 30, 2009, an unlimited amount of debt securities remains available for issuance by the Operating Partnership under a registration statement that became automatically effective upon filing with the SEC in December 2008 (under SEC regulations enacted in 2005, the registration statement automatically expires on December 21, 2011 and does not contain a maximum issuance amount). As of July 30, 2009, an unlimited amount of equity securities remains available for issuance by the Company under a registration statement the SEC declared effective in December 2008 (under SEC regulations enacted in 2005, the registration statement automatically expires on December 15, 2011 and does not contain a maximum issuance amount).

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of June 30, 2009 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange; (ii) the “Common Share Equivalent” of all convertible preferred shares and preference units; and (iii) the liquidation value of all perpetual preferred shares outstanding.

Capital Structure as of June 30, 2009

(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$5,028,736	50.4%
Unsecured Debt			4,945,244	49.6%

Total Debt			9,973,980	100.0%	60.0%

Common Shares (includes Restricted Shares)	273,975,692	94.4%
Units	16,205,905	5.6%

Total Shares and Units	290,181,597	100.0%
Common Share Equivalents (see below)	405,555

Total outstanding at quarter-end	290,587,152
Common Share Price at June 30, 2009	$22.23

			6,459,752	97.0%
Perpetual Preferred Equity (see below)			200,000	3.0%

Total Equity			6,659,752	100.0%	40.0%

Total Market Capitalization			$16,633,732		100.0%

Convertible Preferred Equity as of June 30, 2009

(Amounts in thousands except for share/unit and per share/unit amounts)

Series	Redemption Date	Outstanding Shares/Units	Liquidation Value	Annual Dividend Per Share/Unit	Annual Dividend Amount	Weighted Average Rate	Conversion Ratio	Common Share Equivalents
Preferred Shares:
7.00% Series E	11/1/98	328,466	$8,212	$1.75	$575		1.1128	365,517
7.00% Series H	6/30/98	22,459	561	1.75	39		1.4480	32,521
Junior Preference Units:
8.00% Series B	7/29/09	7,367	184	2.00	15		1.020408	7,517

Total Convertible Preferred Equity		358,292	$8,957		$629	7.02%		405,555

Perpetual Preferred Equity as of June 30, 2009

(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount	Weighted Average Rate
Preferred Shares:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
6.48% Series N	6/19/08	600,000	150,000	16.20	9,720

Total Perpetual Preferred Equity		1,600,000	$200,000		$13,865	6.93%

The Company generally expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, through its working capital, net cash provided by operating activities and borrowings under its revolving credit facility. Under normal operating conditions, the Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. However, there may be times when the Company experiences shortfalls in its coverage of distributions, which may cause the Company to consider reducing its distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, the Company’s financial condition may be adversely affected and it may not be able to maintain its current distribution levels. The Company expects to reduce its quarterly common share dividend beginning with the dividend for the third quarter of 2009, from $0.4825 per share (an annual rate of $1.93 per share) to $0.3375 per share (an annual rate of $1.35 per share). The above assumption is based on current expectations and is forward-looking.

The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of secured and unsecured debt and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties as well as joint ventures. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $18.6 billion in investment in real estate on the Company’s balance sheet at June 30, 2009, $11.0 billion or 58.9%, was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future.

As of July 30, 2009, the Operating Partnership’s senior debt credit ratings from Standard & Poors (“S&P”), Moody’s and Fitch are BBB+, Baa1 and A-, respectively. As of July 30, 2009, the Company’s preferred equity ratings from S&P, Moody’s and Fitch are BBB-, Baa2 and BBB+, respectively.

The Operating Partnership has a long-term revolving credit facility with available borrowings as of June 30, 2009 of $1.35 billion that matures in February 2012 (see Note 10 in the Notes to Consolidated Financial Statements for further discussion). This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements. As of July 30, 2009, no amounts were outstanding under this facility.

See Note 16 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to June 30, 2009.

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

For the six months ended June 30, 2009, our actual improvements to real estate totaled approximately $59.1 million. This includes the following (amounts in thousands except for unit and per unit amounts):

Capitalized Improvements to Real Estate

For the Six Months Ended June 30, 2009

	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit
Established Properties (2)	109,382	$16,543	$151	$17,513	$160	$34,056	$311

New Acquisition Properties (3)	14,348	1,578	112	3,806	271	5,384	383

Other (4)	6,007	16,853		2,827		19,680

Total	129,737	$34,974		$24,146		$59,120

(1)

Total Units – Excludes 9,560 unconsolidated units and 4,559 military housing (fee managed) units, for which capitalized improvements to real estate are self-funded and do not consolidate into the Company’s results.

(2)	Established Properties – Wholly Owned Properties acquired prior to January 1, 2007.
(3)	New Acquisition Properties – Wholly Owned Properties acquired during 2007, 2008 and 2009. Per unit amounts are based on a weighted average of 14,074 units.
(4)

Other – Primarily includes properties either partially owned or sold during the period, commercial space and corporate housing. Also includes $15.4 million included in replacements spent on various assets related to major renovations and repositioning of these assets.

For 2009, the Company estimates an annual stabilized run rate of approximately $925 per unit of capital expenditures for its established properties. The above assumption is based on current expectations and is forward-looking.

During the six months ended June 30, 2009, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $1.1 million. The Company expects to fund approximately $1.0 million in additions to non-real estate property for the remainder of 2009. The above assumption is based on current expectations and is forward-looking.

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

See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at June 30, 2009.

Other

Total distributions paid in July 2009 amounted to $142.6 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the second quarter ended June 30, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has co-invested in various properties that are unconsolidated and accounted for under the equity method of accounting. Management does not believe these investments have a materially different impact upon the Company’s liquidity, cash flows, capital resources, credit or market risk than its property management and ownership activities. During 2000 and 2001, the Company entered into institutional ventures with an unaffiliated partner. At the respective closing dates, the Company sold and/or contributed 45 properties containing 10,846 units to these ventures and retained a 25% ownership interest in the ventures. The Company’s joint venture partner contributed cash equal to 75% of the agreed-upon equity value of the properties comprising the ventures, which was then distributed to the Company. The Company’s strategy with respect to these ventures was to reduce its concentration of properties in a variety of markets. The Company sold three properties consisting of 670 units and one property consisting of 400 units during the years ended December 31, 2008 and 2007, respectively. In addition, the Company sold one property consisting of 216 units during the six months ended June 30, 2009. The Company and its joint venture partner currently intend to wind up these investments over the next few years by selling the related assets. The Company cannot estimate what, if any, profit it will receive from these dispositions or if the Company will in fact receive its equity back.

As of June 30, 2009, the Company has seven projects totaling 2,369 units in various stages of development with estimated completion dates ranging through June 30, 2011. The development agreements currently in place are discussed in detail in Note 14 of the Company’s Consolidated Financial Statements.

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

The Company has identified five significant accounting policies as critical accounting policies. These critical accounting policies are those that have the most impact on the reporting of our financial condition and those requiring significant judgments and estimates. With respect to these critical accounting policies, management believes that the application of judgments and estimates is consistently applied and produces financial information that fairly presents the results of operations for all periods presented. The five critical accounting policies are:

Acquisition of Investment Properties

The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of SFAS No. 141(R), Business Combinations. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets, including its investments in real estate, for indicators of permanent impairment. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal and environmental concerns, as well as the Company’s ability to hold and its intent with regard to each asset. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted.

Depreciation of Investment in Real Estate

The Company depreciates the building component of its investment in real estate over a 30-year estimated useful life, building improvements over a 5-year to 10-year estimated useful life and both the furniture, fixtures and equipment and replacement components over a 5-year estimated useful life, all of which are judgmental determinations.

Cost Capitalization

See the Capitalization of Fixed Assets and Improvements to Real Estate section for a discussion of the Company’s policy with respect to capitalization vs. expensing of fixed asset/repair and maintenance costs. In addition, the Company capitalizes the payroll and associated costs of employees directly responsible for and who spend all of their time on the supervision of major capital and/or renovation projects. These costs are reflected on the balance sheet as an increase to depreciable property.

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

Funds From Operations

For the six months ended June 30, 2009, Funds From Operations (“FFO”) available to Common Shares and Units decreased by $18.4 million or 5.2% as compared to the six months ended June 30, 2008.

For the quarter ended June 30, 2009, FFO available to Common Shares and Units decreased by $16.3 million or 8.8% as compared to the quarter ended June 30, 2008.

The following is a reconciliation of net income to FFO available to Common Shares and Units for the six months and quarters ended June 30, 2009 and 2008:

Funds From Operations

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2009 (3)	2008 (3)	2009 (3)	2008 (3)
Net income	$ 191,353	$287,521	$105,932	$139,993
Adjustments:
Net (income) loss attributable to Noncontrolling Interests:
Preference Interests and Units	(7)	(7)	(3)	(3)
Partially Owned Properties	74	(1,659)	5	(1,391)
Depreciation	298,194	279,253	149,909	139,812
Depreciation – Non-real estate additions	(3,792)	(4,081)	(1,894)	(2,030)
Depreciation – Partially Owned and Unconsolidated Properties	431	2,040	248	1,006
Net (gain) loss on sales of unconsolidated entities	(2,759)	-	6	-
Discontinued operations:
Depreciation	3,641	14,921	1,438	6,782
Net gain on sales of discontinued operations	(145,798)	(214,797)	(83,927)	(92,280)
Net incremental gain (loss) on sales of condominium units	335	(3,090)	399	(3,456)

FFO (1) (2)	341,672	360,101	172,113	188,433
Preferred distributions	(7,240)	(7,259)	(3,620)	(3,626)

FFO available to Common Shares and Units (1) (2)	$ 334,432	$352,842	$168,493	$184,807

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

(3)

On January 1, 2009, the Company adopted FSP APB 14-1, which requires companies to retrospectively expense certain implied costs of the option value related to convertible debt. As a result, net income, FFO and FFO available to Common Shares and Units have all been reduced by approximately $5.0 million for both the six months ended June 30, 2009 and 2008, and by approximately $2.1 million and $2.5 million for the quarters ended June 30, 2009 and 2008, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk has not changed materially from the amounts and information reported in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, to the Company’s Form 10-K for the year ended December 31, 2008. See the Current Environment section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to market risk and the current economic environment. See also Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative and other fair value instruments.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of June 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Common Shares Issued in the Quarter Ended June 30, 2009

During the quarter ended June 30, 2009, the Company issued 77,471 Common Shares in exchange for 77,471 OP Units held by various limited partners of the Operating Partnership. OP Units are generally exchangeable into Common Shares of EQR on a one-for-one basis or, at the option of the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance. However, no aspect of an exchange requires a cash settlement by the Operating Partnership under any circumstances. Some of these shares were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by the Company from the limited partners in connection with these transactions, the Company believes it may rely on this exemption.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 11, 2009. Shareholders holding 243,204,880 Common Shares (being the only class of shares entitled to vote at the meeting), or 88.8% of the Company’s issued and outstanding Common Shares as of the record date for the meeting, attended the meeting or were represented by proxy. The Company’s shareholders voted on three proposals presented at the meeting and all three received the requisite number of votes to pass. The results of the shareholders’ votes on the three proposals are as follows:

Proposal I – Election of the following trustees to annual terms expiring in 2010. A plurality of the votes cast was required for the election of trustees.

NOMINEE	FOR	WITHHELD
John W. Alexander	231,602,533	11,602,347
Charles L. Atwood	233,396,294	9,808,587
Boone A. Knox	231,905,654	11,299,227
John E. Neal	233,386,616	9,818,265
David J. Neithercut	232,187,192	11,017,689
Sheli Z. Rosenberg	229,309,830	13,895,051
Gerald A. Spector	230,869,801	12,335,080
B. Joseph White	231,742,420	11,462,460
Samuel Zell	221,327,580	21,877,301

Proposal II – Approval to ratify the selection of Ernst & Young LLP as the Company’s independent auditor for the year ending December 31, 2009. A majority of the votes cast was required for approval.

	FOR	AGAINST	ABSTAIN
Total Shares	241,079,676	2,078,868	46,334
% of Voted Shares	99.12%	0.85%	0.01%
% of Outstanding	88.03%	0.75%	0.01%

Proposal III – A non-binding shareholder proposal relating to a change in the voting standard for trustee elections. A majority of the votes cast was required for approval. Approval of this non-binding proposal does not require the Company to amend its Bylaws to adopt the recommended change in trustee election voting standards.

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
Total Shares	126,181,057	101,733,290	209,770	15,080,763
% of Voted Shares	55.31%	44.59%	0.09%
% of Outstanding	46.07%	37.15%	0.07%

Item 6. Exhibits – See the Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date: August 6, 2009	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and
Chief Financial Officer

Date: August 6, 2009	By:	/s/ Ian S. Kaufman
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

Exhibit	Description	Location
31.1	Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2	Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of the Company.	Attached herein.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Financial Officer of the Company.	Attached herein.

101	XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, formatted in XBRL; (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity and (v) notes to consolidated financial statements.	Attached herein.