Form 10-Q
period 2009-09-30
EQUITY RESIDENTIAL
filed 2009-11-05
CIK 906107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2009

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

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on October 29, 2009 was 276,144,161.

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Investment in real estate
Land	$3,629,701	$3,671,299
Depreciable property	13,755,610	13,908,594
Projects under development	753,831	855,473
Land held for development	239,158	254,873

Investment in real estate	18,378,300	18,690,239
Accumulated depreciation	(3,785,198)	(3,561,300)

Investment in real estate, net	14,593,102	15,128,939

Cash and cash equivalents	637,588	890,794
Investments in unconsolidated entities	4,616	5,795
Deposits – restricted	360,022	152,732
Escrow deposits – mortgage	18,954	19,729
Deferred financing costs, net	50,438	53,817
Other assets	126,676	283,304

Total assets	$15,791,396	$16,535,110

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$4,885,560	$5,036,930
Notes, net	4,949,560	5,447,012
Lines of credit	-	-
Accounts payable and accrued expenses	131,730	108,463
Accrued interest payable	72,970	113,846
Other liabilities	264,221	289,562
Security deposits	60,517	64,355
Distributions payable	100,230	141,843

Total liabilities	10,464,788	11,202,011

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	236,333	264,394

Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 1,950,925 shares issued and outstanding as of September 30, 2009 and 1,951,475 shares issued and outstanding as of December 31, 2008	208,773	208,786
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 276,147,420 shares issued and outstanding as of September 30, 2009 and 272,786,760 shares issued and outstanding as of December 31, 2008	2,761	2,728
Paid in capital	4,364,503	4,273,489
Retained earnings	405,250	456,152
Accumulated other comprehensive loss	(21,636)	(35,799)

Total shareholders’ equity	4,959,651	4,905,356
Noncontrolling Interests:
Operating Partnership	118,332	137,645
Preference Interests and Units	-	184
Partially Owned Properties	12,292	25,520

Total Noncontrolling Interests	130,624	163,349

Total equity	5,090,275	5,068,705

Total liabilities and equity	$15,791,396	$16,535,110

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2009	2008	2009	2008
REVENUES
Rental income	$1,471,383	$1,485,814	$490,104	$508,619
Fee and asset management	7,928	7,397	2,653	2,387

Total revenues	1,479,311	1,493,211	492,757	511,006

EXPENSES
Property and maintenance	374,067	389,042	125,904	134,658
Real estate taxes and insurance	161,777	153,317	55,743	52,039
Property management	56,457	59,587	18,725	18,920
Fee and asset management	5,916	6,154	1,931	1,983
Depreciation	438,726	417,662	147,477	145,382
General and administrative	30,476	34,040	9,881	9,849
Impairment	11,124	-	-	-

Total expenses	1,078,543	1,059,802	359,661	362,831

Operating income	400,768	433,409	133,096	148,175

Interest and other income	15,854	11,038	3,215	2,871
Other expenses	(2,228)	(2,886)	(1,922)	(2,106)
Interest:
Expense incurred, net	(361,085)	(361,125)	(121,520)	(122,345)
Amortization of deferred financing costs	(9,614)	(6,748)	(3,394)	(2,410)

Income before income and other taxes, (loss) income from investments in unconsolidated entities, net gain on sales of unconsolidated entities and land parcels and discontinued operations	43,695	73,688	9,475	24,185
Income and other tax (expense) benefit	(2,846)	(5,937)	(459)	(1,317)
(Loss) income from investments in unconsolidated entities	(2,372)	60	(151)	250
Net gain on sales of unconsolidated entities	6,718	-	3,959	-
Net gain on sales of land parcels	-	2,976	-	2,976

Income from continuing operations	45,195	70,787	12,824	26,094
Discontinued operations, net	289,523	403,859	130,541	161,031

Net income	334,718	474,646	143,365	187,125
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(18,119)	(28,622)	(7,699)	(11,141)
Preference Interests and Units	(9)	(11)	(2)	(4)
Partially Owned Properties	391	(1,765)	317	(106)

Net income attributable to controlling interests	316,981	444,248	135,981	175,874
Preferred distributions	(10,859)	(10,887)	(3,619)	(3,628)

Net income available to Common Shares	$306,122	$433,361	$132,362	$172,246

Earnings per share – basic:
Income from continuing operations available to Common Shares	$0.12	$0.20	$0.03	$0.08

Net income available to Common Shares	$1.12	$1.61	$0.48	$0.64

Weighted average Common Shares outstanding	272,966	269,582	273,658	270,345

Earnings per share – diluted:
Income from continuing operations available to Common Shares	$0.12	$0.20	$0.03	$0.08

Net income available to Common Shares	$1.12	$1.59	$0.48	$0.63

Weighted average Common Shares outstanding	289,518	290,267	290,215	290,795

Distributions declared per Common Share outstanding	$1.3025	$1.4475	$0.3375	$0.4825

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2009	2008	2009	2008
Comprehensive income:

Net income	$334,718	$474,646	$143,365	$187,125
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	12,193	(12,438)	(462)	(7,231)
Losses reclassified into earnings from other comprehensive income	3,014	1,928	709	712
Other	449	-	-	-
Other comprehensive income (loss) – other instruments:
Unrealized holding gains (losses) arising during the period	3,450	(285)	339	87
(Gains) realized during the period	(4,943)	-	-	-

Comprehensive income	348,881	463,851	143,951	180,693
Comprehensive (income) attributable to Noncontrolling Interests	(17,737)	(30,398)	(7,384)	(11,251)

Comprehensive income attributable to controlling interests	$331,144	$433,453	$136,567	$169,442

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$334,718	$474,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	451,487	447,936
Amortization of deferred financing costs	9,646	6,751
Amortization of discounts on investment securities	(1,661)	-
Amortization of discounts and premiums on debt	3,346	4,060
Amortization of deferred settlements on derivative instruments	2,003	893
Impairment	11,124	-
Write-off of pursuit costs	1,973	2,856
Transaction costs	255	30
Loss (income) from investments in unconsolidated entities	2,372	(60)
Distributions from unconsolidated entities – return on capital	129	71
Net (gain) on sales of investment securities	(4,943)	-
Net (gain) on sales of unconsolidated entities	(6,718)	-
Net (gain) on sales of land parcels	-	(2,976)
Net (gain) on sales of discontinued operations	(274,933)	(365,052)
(Gain) on debt extinguishments	(4,420)	(225)
Unrealized (gain) loss on derivative instruments	(2)	68
Compensation paid with Company Common Shares	13,975	16,753

Changes in assets and liabilities:
Decrease (increase) in deposits – restricted	4,890	(2,131)
Decrease (increase) in other assets	4,353	(16,122)
Increase in accounts payable and accrued expenses	35,555	66,078
(Decrease) in accrued interest payable	(40,876)	(45,145)
(Decrease) in other liabilities	(6,167)	(19,829)
(Decrease) increase in security deposits	(3,838)	1,907

Net cash provided by operating activities	532,268	570,509

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(18,500)	(344,231)
Investment in real estate – development/other	(268,213)	(399,339)
Improvements to real estate	(93,049)	(131,365)
Additions to non-real estate property	(1,315)	(2,050)
Interest capitalized for real estate under development	(28,704)	(45,117)
Proceeds from disposition of real estate, net	729,153	829,125
Proceeds from disposition of unconsolidated entities	-	2,629
Distributions from unconsolidated entities – return of capital	5,396	405
Purchase of investment securities	(52,822)	-
Proceeds from sale of investment securities	215,753	-
Transaction costs	(255)	(30)
(Increase) in deposits on real estate acquisitions, net	(246,835)	(168,936)
Decrease (increase) in mortgage deposits	775	(1,660)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(11,480)	(20)

Net cash provided by (used for) investing activities	229,904	(260,589)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(9,203)	$(6,199)
Mortgage notes payable:
Proceeds	657,785	1,242,425
Restricted cash	34,655	28,390
Lump sum payoffs	(774,481)	(359,782)
Scheduled principal repayments	(13,701)	(18,949)
Gain (loss) on debt extinguishments	2,400	(41)
Notes, net:
Lump sum payoffs	(505,849)	(147,124)
Gain on debt extinguishments	2,020	266
Lines of credit:
Proceeds	-	841,000
Repayments	-	(980,000)
Proceeds from (payments on) settlement of derivative instruments	11,253	(13,256)
Proceeds from sale of Common Shares	4,698	5,085
Proceeds from exercise of options	7,420	16,772
Common Shares repurchased and retired	(1,124)	(10,935)
Premium on redemption of Preferred Shares	-	(4)
Payment of offering costs	(463)	(88)
Other financing activities, net	(8)	(8)
Contributions – Noncontrolling Interests – Partially Owned Properties	893	1,842
Contributions – Noncontrolling Interests – Operating Partnership	78	-
Distributions:
Common Shares	(395,786)	(391,072)
Preferred Shares	(10,859)	(10,893)
Preference Interests and Units	(11)	(11)
Noncontrolling Interests – Operating Partnership	(23,736)	(26,309)
Noncontrolling Interests – Partially Owned Properties	(1,359)	(1,810)

Net cash (used for) provided by financing activities	(1,015,378)	169,299

Net (decrease) increase in cash and cash equivalents	(253,206)	479,219
Cash and cash equivalents, beginning of period	890,794	50,831

Cash and cash equivalents, end of period	$637,588	$530,050

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$396,922	$402,810

Net cash paid for income and other taxes	$4,047	$2,302

Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$-	$24,946

Valuation of OP Units issued	$1,034	$849

Mortgage loans (assumed) by purchaser	$(4,387)	$-

Amortization of deferred financing costs:
Investment in real estate, net	$(2,936)	$(1,509)

Deferred financing costs, net	$12,582	$8,260

Amortization of discounts and premiums on debt:
Investment in real estate, net	$(3)	$(3)

Mortgage notes payable	$(4,631)	$(4,717)

Notes, net	$7,980	$8,780

Amortization of deferred settlements on derivative instruments:
Other liabilities	$(1,011)	$(1,035)

Accumulated other comprehensive loss	$3,014	$1,928

Unrealized (gain) loss on derivative instruments:
Other assets	$(9,910)	$(3,777)

Mortgage notes payable	$(1,755)	$3,992

Notes, net	$866	$1,011

Other liabilities	$(1,396)	$11,280

Accumulated other comprehensive loss	$12,193	$(12,438)

Proceeds from (payments on) settlement of derivative instruments:
Other assets	$11,253	$(39)

Other liabilities	$-	$(13,217)

Repurchase of notes, net not yet settled:
Other liabilities	$-	$(11,356)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands)

(Unaudited)

SHAREHOLDERS’ EQUITY	Nine Months Ended September 30, 2009

PREFERRED SHARES
Balance, beginning of year	$208,786
Conversion of 7.00% Series E Cumulative Convertible	(13)

Balance, end of period	$208,773

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$2,728
Conversion of OP Units into Common Shares	24
Exercise of share options	3
Employee Share Purchase Plan (ESPP)	3
Share-based employee compensation expense:
Restricted/performance shares	3

Balance, end of period	$2,761

PAID IN CAPITAL
Balance, beginning of year	$4,273,489
Common Share Issuance:
Conversion of Preferred Shares into Common Shares	13
Conversion of OP Units into Common Shares	43,193
Exercise of share options	7,417
Employee Share Purchase Plan (ESPP)	4,695
Share-based employee compensation expense:
Performance shares	133
Restricted shares	8,780
Share options	4,563
ESPP discount	1,124
Common Shares repurchased and retired	(1,124)
Offering costs	(463)
Supplemental Executive Retirement Plan (SERP)	20,781
Acquisition of Noncontrolling Interests – Partially Owned Properties	(1,496)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	7,168
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(3,770)

Balance, end of period	$4,364,503

RETAINED EARNINGS
Balance, beginning of year	$456,152
Net income attributable to controlling interests	316,981
Common Share distributions	(357,024)
Preferred Share distributions	(10,859)

Balance, end of period	$405,250

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(35,799)
Accumulated other comprehensive income – derivative instruments:
Unrealized holding gains arising during the period	12,193
Losses reclassified into earnings from other comprehensive income	3,014
Other	449
Accumulated other comprehensive income – other instruments:
Unrealized holding gains arising during the period	3,450
(Gains) realized during the period	(4,943)

Balance, end of period	$(21,636)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)

(Amounts in thousands)

(Unaudited)

NONCONTROLLING INTERESTS	Nine Months Ended September 30, 2009

OPERATING PARTNERSHIP
Balance, beginning of year	$137,645
Issuance of OP Units to Noncontrolling Interests	1,034
Issuance of LTIP Units to Noncontrolling Interests	78
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(43,217)
Equity compensation associated with Noncontrolling Interests	896
Net income attributable to Noncontrolling Interests	18,119
Distributions to Noncontrolling Interests	(20,886)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	20,893
Adjustment for Noncontrolling Interests ownership in Operating Partnership	3,770

Balance, end of period	$118,332

PREFERENCE INTERESTS AND UNITS
Balance, beginning of year	$184
Conversion of Series B Junior Preference Units	(184)

Balance, end of period	$-

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$25,520
Net (loss) attributable to Noncontrolling Interests	(391)
Contributions by Noncontrolling Interests	893
Distributions to Noncontrolling Interests	(1,367)
Other	(658)
Acquisition of additional ownership interest by Operating Partnership	(11,705)

Balance, end of period	$12,292

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

EQR is the general partner of, and as of September 30, 2009 owned an approximate 95.0% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”). The Company is structured as an umbrella partnership REIT (“UPREIT”) under which all property ownership and related business operations are conducted through the Operating Partnership and its subsidiaries. References to the “Company” include EQR, the Operating Partnership and those entities owned or controlled by the Operating Partnership and/or EQR.

As of September 30, 2009, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 501 properties in 23 states and the District of Columbia consisting of 138,887 units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Units
Wholly Owned Properties	436	120,378
Partially Owned Properties:
Consolidated	26	5,126
Unconsolidated	37	8,788
Military Housing (Fee Managed)	2	4,595

	501	138,887

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Income and Other Taxes

Due to the structure of the Company as a REIT and the nature of the operations of its operating properties, no provision for federal income taxes has been made at the EQR level. Historically, the Company has generally only incurred certain state and local income, excise and franchise taxes. The Company has elected Taxable REIT Subsidiary (“TRS”) status for certain of its corporate subsidiaries, primarily those entities engaged in condominium conversion and corporate housing activities and as a result, these entities will incur both federal and state income taxes on any taxable income of such entities after consideration of any net operating losses.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected amortization of goodwill, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of September 30, 2009, the Company has recorded a deferred tax asset of approximately $38.5 million, which is fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.

Other

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which superseded all then-existing non-SEC accounting and reporting standards and became the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by non-governmental entities. The Company adopted the codification as required, effective for the quarter ended September 30, 2009. The adoption of the codification has no impact on the Company’s consolidated results of operations or financial position but changes the way we refer to accounting literature in reports beginning with the quarter ended September 30, 2009.

Effective December 31, 2008, public companies were required to provide additional disclosures about transfers of financial assets. In addition, public enterprises, including sponsors that have a variable interest in a Variable Interest Entity (“VIE”), were required to provide additional disclosures about their involvement with VIEs as well as consolidate the assets, liabilities and results of operations of the activities of its VIEs. For the Company, this includes only its development partnerships as the Company provides substantially all of the capital for these ventures (other than third party mortgage debt, if any). The Company does not have any unconsolidated VIEs. These requirements affected only disclosures and had no impact on the Company’s consolidated results of operations or financial position.

Effective January 1, 2010, more information about transfers of financial assets, including securitization transactions and where companies have continuing exposure to the risks related to transferred financial assets, will be required. The concept of a qualifying special-purpose entity will be eliminated, the requirements for derecognizing financial assets will change and additional disclosures will be required. The Company is currently evaluating the impact this will have on its consolidated results of operations and financial position.

Effective January 1, 2010, the way in which a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights should be consolidated will change. The determination of whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The Company is currently evaluating the impact this will have on its consolidated results of operations and financial position.

Effective December 31, 2003, the Company was required to make certain disclosures regarding noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements (e.g., noncontrolling interests in consolidated limited-life subsidiaries). The Company is presently the controlling partner in various consolidated partnerships consisting of 26 properties and 5,126 units and various uncompleted development properties having a noncontrolling interest book value of $12.3 million at September 30, 2009. Some of these partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests (see definition below) in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of September 30, 2009, the Company estimates the value of Noncontrolling Interest distributions would have been approximately $45.4 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on September 30, 2009 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company’s Partially Owned Properties is subject to change. To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

Effective January 1, 2008, the rules governing fair value measurements changed. These rules established a comprehensive framework for measuring fair value in accordance with accounting principles generally accepted in the United States and required expanded disclosures about fair value measurements. This did not have a material effect on the Company’s consolidated results of operations or financial position. See Note 11 for further discussion.

Effective January 1, 2008, companies were permitted to elect a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial instruments. The Fair Value Option is available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The Company decided not to adopt this optional standard.

Effective for the quarter ended June 30, 2009, disclosures about fair value of financial instruments are required for interim reporting periods in summarized financial information for publicly traded companies as well as in annual financial statements. This does not have a material effect on the Company’s consolidated results of operations or financial position. See Note 11 for further discussion.

Effective for business combinations on or after January 1, 2009, an acquiring entity is required to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, an acquiring entity is required to expense acquisition-related costs as incurred (amounts are included in the other expenses line item in the consolidated statements of operations), value noncontrolling interests at fair value at the acquisition date and expense restructuring costs associated with an acquired business. Due to the current decline in the Company’s acquisition activities, this has not had a material effect on the Company’s consolidated results of operations or financial position.

Effective January 1, 2009, a noncontrolling interest in a subsidiary (minority interest) is in most cases an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. In addition, consolidated net income is required to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and the amount of consolidated net income attributable to the parent and the noncontrolling interest are required to be disclosed on the face of the Consolidated Statements of Operations. Other than modifications to allocations and presentation, this does not have a material effect on the Company’s consolidated results of operations or financial position. See Note 3 for further discussion.

Effective January 1, 2009, in an effort to improve financial standards for derivative instruments and hedging activities, companies are required to enhance disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Among other requirements, entities are required to provide enhanced disclosures about: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Other than the enhanced disclosure requirements, this does not have a material effect on the Company’s consolidated financial statements. See Note 11 for further discussion.

Effective for the quarter ended June 30, 2009, companies are required to disclose the date through which an entity has evaluated subsequent events in accordance with general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. For public companies, this is the date the financial statements are issued. This does not have a material effect on the Company’s consolidated results of operations or financial position.

Effective January 1, 2009, issuers of certain convertible debt instruments that may be settled in cash on conversion were required to separately account for the liability and equity components of the instrument in a manner that reflects each issuer’s nonconvertible debt borrowing rate. As the Company was required to apply this retrospectively, the accounting for the Operating Partnership’s $650.0 million ($531.1 million outstanding at September 30, 2009) 3.85% convertible unsecured notes that were issued in August 2006 and mature in August 2026 was affected. The amount of the conversion option as of the date of issuance calculated by the Company was $44.3 million and is being amortized to interest expense over the expected life of the convertible notes (through the first put date on August 18, 2011). Total amortization of the cash discount and conversion option discount on the unsecured notes resulted in a reduction to earnings of approximately $7.2 million for the nine months ended September 30, 2009 and is anticipated to result in a reduction to earnings of approximately $9.3 million during the full year of 2009 assuming the Company does not repurchase any additional amounts of this debt. In addition, the Company decreased the January 1, 2009 balance of retained earnings by $27.0 million, decreased the January 1, 2009 balance of notes by $17.3 million and increased the January 1, 2009 balance of paid in capital by $44.3 million. Due to the required retrospective application, it resulted in a reduction to earnings of approximately $7.6 million or $0.03 per share for the nine months ended September 30, 2008.

3.	Equity and Redeemable Noncontrolling Interests

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and Long-Term Incentive Plan (“LTIP”) Units) for the nine months ended September 30, 2009:

2009
Common Shares
Common Shares outstanding at January 1,	272,786,760

Common Shares Issued:
Conversion of Series E Preferred Shares	612
Conversion of OP Units	2,441,029
Exercise of options	352,222
Employee Share Purchase Plan	300,471
Restricted share grants, net	313,776

Common Shares Other:
Repurchased and retired	(47,450)

Common Shares outstanding at September 30,	276,147,420

Units
Units outstanding at January 1,	16,679,777
LTIP Units, net	154,616
OP Units issued through consolidations	32,061
Conversion of Series B Junior Preference Units	7,517
Conversion of OP Units to Common Shares	(2,441,029)

Units outstanding at September 30,	14,432,942

Total Common Shares and Units outstanding at September 30,	290,580,362

Units Ownership Interest in Operating Partnership	5.0%

LTIP Units Issued:
Issuance – per unit	$0.50
Issuance – contribution valuation	$0.1 million

OP Units Issued:
Consolidations – per unit	$26.50
Consolidations – valuation	$0.8 million

Conversion of Series B Junior Preference Units – per unit	$24.50
Conversion of Series B Junior Preference Units – valuation	$0.2 million

In September 2009, the Company announced the creation of an At-The-Market (“ATM”) share offering program which would allow the Company to sell up to 17.0 million Common Shares from time to time over the next three years into the existing trading market at current market prices as well as through negotiated transactions. During the nine months ended September 30, 2009, no shares were issued through the ATM program.

During the nine months ended September 30, 2009, the Company repurchased 47,450 of its Common Shares at an average price of $23.69 per share for total consideration of $1.1 million. These shares were retired subsequent to the repurchases. All of the shares repurchased during the nine months ended September 30, 2009 were repurchased from employees at the then current market prices to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares. EQR has authorization to repurchase an additional $466.5 million of its shares as of September 30, 2009.

The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of LTIP Units, are collectively referred to as the “Noncontrolling Interests – Operating Partnership”. Subject to certain exceptions (including the “book-up” requirements of LTIP Units), the Noncontrolling Interests – Operating Partnership may exchange their Units with EQR for EQR Common Shares on a one-for-one basis. The carrying value of the Noncontrolling Interests – Operating Partnership is based on the proportional relationship between the carrying values of equity associated with EQR’s Common Shares relative to that of the Noncontrolling Interests – Operating Partnership. Net income is allocated to the Noncontrolling Interests – Operating Partnership based on the weighted average ownership percentage during the period.

A portion of the Noncontrolling Interests – Operating Partnership Units are classified as mezzanine equity as they do not meet the requirements for permanent equity classification. The Operating Partnership has the right but not the obligation to make a cash payment to any and all holders of Noncontrolling Interests – Operating Partnership Units requesting an exchange from EQR. Once the Operating Partnership elects not to redeem the Noncontrolling Interests – Operating Partnership Units for cash, EQR is obligated to deliver EQR Common Shares to the exchanging holder of the Noncontrolling Interests – Operating Partnership Units. If EQR is required, either by contract or securities law, to deliver registered EQR Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered EQR Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at September 30, 2009 and December 31, 2008.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of September 30, 2009, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $236.3 million, which represents the value of EQR Common Shares that would be issued in exchange with the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the change in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the nine months ended September 30, 2009 (amounts in thousands):

2009
Balance at January 1,	$264,394
Change in market value	(7,168)
Change in carrying value	(20,893)

Balance at September 30,	$236,333

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

The following table presents the Company’s issued and outstanding Preferred Shares as of September 30, 2009 and December 31, 2008:

				Amounts in thousands
			Annual Dividend per Share (3)	September 30, 2009	December 31, 2008
	Redemption Date (1) (2)	Conversion Rate (2)
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
7.00% Series E Cumulative Convertible Preferred; liquidation value $25 per share; 328,466 and 329,016 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	11/1/98	1.1128	$1.75	$8,212	$8,225
7.00% Series H Cumulative Convertible Preferred; liquidation value $25 per share; 22,459 shares issued and outstanding at September 30, 2009 and December 31, 2008	6/30/98	1.4480	$1.75	561	561
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at September 30, 2009 and December 31, 2008	12/10/26	N/A	$4.145	50,000	50,000
6.48% Series N Cumulative Redeemable Preferred; liquidation value $250 per share; 600,000 shares issued and outstanding at September 30, 2009 and December 31, 2008 (4)	6/19/08	N/A	$16.20	150,000	150,000

				$208,773	$208,786

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

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of September 30, 2009 and December 31, 2008:

				Amounts in thousands
			Annual Dividend per Unit (1)	September 30, 2009	December 31, 2008
	Redemption Date	Conversion Rate
Junior Preference Units:

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 0 and 7,367 units issued and outstanding at September 30, 2009 and December 31, 2008, respectively	7/29/09	1.020408	$2.00(2)	$-	$184

				$-	$184

(1)	Dividends on the Junior Preference Units are payable quarterly at various pay dates.
(2)

On July 30, 2009, the Operating Partnership elected to convert all 7,367 Series B Junior Preference Units into 7,517 OP Units. The actual preference unit dividends declared for the period outstanding in 2009 was $1.17 per unit.

During the nine months ended September 30, 2009, the Company acquired all of its partners’ interests in five partially owned properties consisting of 1,587 units for $9.2 million. In addition, the Company also acquired a portion of the outside partner interests in two partially owned properties, one funded using cash of $2.1 million and the other funded through the issuance of 32,061 OP Units valued at $0.8 million. In conjunction with these transactions, the Company reduced paid in capital by $1.5 million and Noncontrolling Interests – Partially Owned Properties by $11.7 million.

4.	Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of September 30, 2009 and December 31, 2008 (amounts in thousands):

	September 30, 2009	December 31, 2008
Land	$3,629,701	$3,671,299
Depreciable property:
Buildings and improvements	12,656,386	12,836,310
Furniture, fixtures and equipment	1,099,224	1,072,284
Projects under development:
Land	138,410	175,355
Construction-in-progress	615,421	680,118
Land held for development:
Land	181,430	205,757
Construction-in-progress	57,728	49,116

Investment in real estate	18,378,300	18,690,239
Accumulated depreciation	(3,785,198)	(3,561,300)

Investment in real estate, net	$14,593,102	$15,128,939

During the nine months ended September 30, 2009, the Company acquired the 75% equity interest in one previously unconsolidated property it did not already own consisting of 250 units with a gross sales price of $18.5 million from its institutional joint venture partner.

During the nine months ended September 30, 2009, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Units	Sales Price
Rental Properties:
Consolidated	47	8,819	$734,509
Unconsolidated (1)	3	732	57,700
Condominium Conversion Properties	1	50	9,786

Total	51	9,601	$801,995

(1)

The Company owned a 25% interest in these unconsolidated rental properties. Sales price listed is the gross sales price. The Company’s buyout of its partner’s interest in one previously unconsolidated property is not included in the above totals.

The Company recognized a net gain on sales of discontinued operations of approximately $274.9 million and a net gain on sales of unconsolidated entities of approximately $6.7 million on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate

As of October 30, 2009, in addition to the property that was subsequently acquired as discussed in Note 16, the Company had entered into separate agreements to acquire three rental properties consisting of 686 units for $134.7 million.

As of October 30, 2009, in addition to the properties that were subsequently disposed of as discussed in Note 16, the Company had entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Units	Sales Price
Rental Properties:
Consolidated	29	5,660	$443,111
Unconsolidated	2	444	22,100

Total	31	6,104	$465,211

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following table summarizes the Company’s investments in partially owned entities as of September 30, 2009 (amounts in thousands except for project and unit amounts):

	Consolidated					Unconsolidated
	Development Projects
	Held for and/or Under Development	Completed, Not Stabilized (4)	Completed and Stabilized	Other	Total	Institutional Joint Ventures (5)
Total projects (1)	-	3	2	21	26	37

Total units (1)	-	898	432	3,796	5,126	8,788

Debt – Secured (2):
EQR Ownership (3)	$340,813	$192,516	$61,260	$219,171	$813,760	$105,266
Noncontrolling Ownership	-	-	-	82,786	82,786	315,798

Total (at 100%)	$340,813	$192,516	$61,260	$301,957	$896,546	$421,064

(1)	Project and unit counts exclude all uncompleted development projects until those projects are completed.
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
(5)

Unconsolidated debt maturities and rates for institutional joint ventures are as follows: $112.6 million, May 1, 2010, 8.33%; $121.0 million, December 1, 2010, 7.54%; $143.8 million, March 1, 2011, 6.95%; and $43.6 million, July 1, 2019, 5.305%. A portion of this mortgage debt is also partially collateralized by $22.0 million in unconsolidated restricted cash set aside from the net proceeds of property sales. The Company acquired its partner’s interest in one of the previously unconsolidated properties containing 250 units in the third quarter of 2009 for $18.5 million and as a result, the project is now consolidated and wholly owned.

7.	Deposits – Restricted

The following table presents the Company’s restricted deposits as of September 30, 2009 and December 31, 2008 (amounts in thousands):

	September 30, 2009	December 31, 2008
Tax–deferred (1031) exchange proceeds	$246,835	$-
Earnest money on pending acquisitions	1,200	1,200
Restricted deposits on debt (1)	61,574	96,229
Resident security and utility deposits	39,472	41,478
Other	10,941	13,825

Totals	$360,022	$152,732

(1)	Primarily represents amounts held in escrow by the lender and released as draw requests are made on fully funded development mortgage loans.

8.	Mortgage Notes Payable

As of September 30, 2009, the Company had outstanding mortgage debt of approximately $4.9 billion.

During the nine months ended September 30, 2009, the Company:

•	Repaid $788.2 million of mortgage loans;
•

Obtained $500.0 million of mortgage loan proceeds through the issuance of an 11-year cross-collateralized loan with an all-in fixed interest rate for 10 years at approximately 5.6% secured by 13 properties;

•	Obtained $157.8 million of new mortgage loans on development properties;
•	Recognized a gain on early debt extinguishment of $2.4 million and wrote-off approximately $1.0 million of unamortized deferred financing costs; and
•	Was released from $4.4 million of mortgage debt assumed by the purchaser on a disposed property.

As of September 30, 2009, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through September 1, 2048. At September 30, 2009, the interest rate range on the Company’s mortgage debt was 0.20% to 12.465%. During the nine months ended September 30, 2009, the weighted average interest rate on the Company’s mortgage debt was 4.90%.

9.	Notes

As of September 30, 2009, the Company had outstanding unsecured notes of approximately $4.9 billion.

During the nine months ended September 30, 2009, the Company repurchased at par $105.2 million of its 4.75% fixed rate public notes due June 15, 2009 and $185.2 million of its 6.95% fixed rate public notes due March 2, 2011 pursuant to a cash tender offer announced on January 16, 2009. The Company wrote-off approximately $0.4 million of unamortized deferred financing costs and approximately $1.1 million of unamortized discounts on notes payable in connection with these repurchases. In addition, the Company repaid the remaining $122.2 million of its 4.75% fixed rate public notes at maturity and $75.8 million of its 5.20% fixed rate tax-exempt notes during the nine months ended September 30, 2009.

During the nine months ended September 30, 2009, the Company repurchased $17.5 million of its 3.85% convertible fixed rate public notes due August 15, 2026 at a discount to par of approximately 11.6%. The Company recognized a gain on early debt extinguishment of $2.0 million and wrote-off approximately $0.1 million of unamortized deferred financing costs and approximately $0.8 million of unamortized discounts on notes payable in connection with these repurchases.

As of September 30, 2009, scheduled maturities for the Company’s outstanding notes were at various dates through 2028. At September 30, 2009, the interest rate range on the Company’s notes was 0.34% to 7.57%. During the nine months ended September 30, 2009, the weighted average interest rate on the Company’s notes was 5.32%.

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

During the year ended December 31, 2008, one of the providers of the Operating Partnership’s unsecured revolving credit facility declared bankruptcy. Under the existing terms of the credit facility, the provider’s share is up to $75.0 million of potential borrowings. As a result, the Operating Partnership’s borrowing capacity under the unsecured revolving credit facility has, in essence, been permanently reduced to $1.425 billion of potential borrowings. The obligation to fund by all of the other providers has not changed.

As of September 30, 2009, the amount available on the credit facility was $1.36 billion (net of $68.5 million which was restricted/dedicated to support letters of credit and net of the $75.0 million discussed above). The Company did not draw on its revolving credit facility at any time during the nine months ended September 30, 2009.

11.	Derivative and Other Fair Value Instruments

The valuation of financial instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. The Company, where possible, bases the fair values of its financial instruments, including its derivative instruments, on listed market prices and third party quotes. Where these are not available, the Company bases its estimates on current instruments with similar terms and maturities or on other factors relevant to the financial instruments.

The carrying value of the Company’s mortgage notes payable and unsecured notes were both approximately $4.9 billion at September 30, 2009. The fair value of the Company’s mortgage notes payable and unsecured notes were approximately $4.8 billion and $5.1 billion, respectively, at September 30, 2009. The fair values of the Company’s financial instruments, other than mortgage notes payable, unsecured notes, derivative instruments and investment securities, including cash and cash equivalents, lines of credit and other financial instruments, approximate their carrying or contract values.

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to limit these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.

The following table summarizes the Company’s consolidated derivative instruments at September 30, 2009 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)	Development Cash Flow Hedges (3)
Current Notional Balance	$115,693	$100,000	$147,465
Lowest Possible Notional	$115,693	$100,000	$20,330
Highest Possible Notional	$117,694	$100,000	$194,111
Lowest Interest Rate	2.637%	4.306%	4.059%
Highest Interest Rate	4.800%	4.306%	4.940%
Earliest Maturity Date	2012	2021	2009
Latest Maturity Date	2013	2021	2011

(1)	Fair Value Hedges – Convert outstanding fixed rate debt to a floating interest rate.
(2)	Forward Starting Swaps – Designed to partially fix the interest rate in advance of a planned future debt issuance. These swaps have a mandatory counterparty termination in 2012.
(3)	Development Cash Flow Hedges – Convert outstanding floating rate debt to a fixed interest rate.

The following table provides the location of the Company’s derivative instruments within the accompanying Consolidated Balance Sheets and their fair market values as of September 30, 2009 (amounts in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other assets	$5,463	Other liabilities	$-
Forward Starting Swaps	Other assets	-	Other liabilities	(1,433)
Development Cash Flow Hedges	Other assets	-	Other liabilities	(3,998)

Total		$5,463		$(5,431)

The following table provides a summary of the effect of fair value hedges on the Company’s accompanying Consolidated Statements of Operations for the nine months ended September 30, 2009 (amounts in thousands):

Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(890)	Fixed rate debt	Interest expense	$890

Total		$(890)			$890

The following table provides a summary of the effect of cash flow hedges on the Company’s accompanying Consolidated Statements of Operations for the nine months ended September 30, 2009 (amounts in thousands):

Type of Cash Flow Hedge	Effective Portion			Ineffective Portion
	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$9,370	Interest expense	$(3,014)	N/A	$-
Development Interest Rate Swaps/Caps	2,823	Interest expense	-	N/A	-

Total	$12,193		$(3,014)		$-

As of September 30, 2009, there were approximately $22.0 million in deferred losses, net, included in accumulated other comprehensive loss. Based on the estimated fair values of the net derivative instruments at September 30, 2009, the Company may recognize an estimated $5.7 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending September 30, 2010.

In January 2009, the Company received approximately $0.4 million to terminate a fair value hedge of interest rates in conjunction with the public tender of the Company’s 4.75% fixed rate public notes due June 15, 2009. Approximately $0.2 million of the settlement received was deferred and recognized as a reduction of interest expense through the maturity on June 15, 2009.

In April and May 2009, the Company received approximately $10.8 million to terminate six treasury locks in conjunction with the issuance of a $500.0 million 11-year mortgage loan. The entire amount was deferred as a component of accumulated other comprehensive loss and will be recognized as a reduction of interest expense over the first ten years of the mortgage loan.

The Company has invested in various investment securities in an effort to increase the amounts earned on the significant amount of unrestricted cash on hand throughout 2008 and 2009. During the nine months ended September 30, 2009, the Company sold a majority of its investment securities, receiving proceeds of approximately $215.8 million, and recorded a $4.9 million realized gain on sale (specific identification) which is included in interest and other income. The following table sets forth the maturity, amortized cost, gross unrealized gains and losses, book/fair value and interest and other income of the various investment securities held as of September 30, 2009 (amounts in thousands):

		Other Assets
Security	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Book/ Fair Value	Interest and Other Income
Held-to-Maturity
FDIC-insured promissory notes	Less than one year	$-	$-	$-	$-	$458

Total Held-to-Maturity		-	-	-	-	458
Available-for-Sale
FDIC-insured certificates of deposit	Less than one year	-	-	-	-	428
Other	Between one and five years or N/A	675	339	-	1,014	7,754

Total Available-for-Sale		675	339	-	1,014	8,182

Grand Total		$675	$339	$-	$1,014	$8,640

A three-level valuation hierarchy exists for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

The Company’s derivative positions are valued using models developed by the respective counterparty as well as models developed internally by the Company that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data) and are classified within Level 2 of the valuation hierarchy. In addition, employee holdings other than EQR Common Shares within the supplemental executive retirement plan (the “SERP”) have a fair value of $51.7 million as of September 30, 2009 and are included in other assets and other liabilities on the consolidated balance sheet. These SERP investments are valued using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.

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

The following tables set forth the computation of net income per share – basic and net income per share – diluted (amounts in thousands except per share amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2009	2008	2009	2008
Numerator for net income per share – basic:
Income from continuing operations	$45,195	$70,787	$12,824	$26,094
Allocation to Noncontrolling Interests – Operating Partnership, net	(1,934)	(3,583)	(520)	(1,350)
Net loss (income) attributable to Noncontrolling Interests – Partially Owned Properties	391	(1,765)	317	(106)
Net income attributable to Preference Interests and Units	(9)	(11)	(2)	(4)
Preferred distributions	(10,859)	(10,887)	(3,619)	(3,628)

Income from continuing operations available to Common Shares, net of Noncontrolling Interests	32,784	54,541	9,000	21,006
Discontinued operations, net of Noncontrolling Interests	273,338	378,820	123,362	151,240

Numerator for net income per share – basic	$306,122	$433,361	$132,362	$172,246

Numerator for net income per share – diluted:
Income from continuing operations	$45,195	$70,787	$12,824	$26,094
Net loss (income) attributable to Noncontrolling Interests – Partially Owned Properties	391	(1,765)	317	(106)
Net income attributable to Preference Interests and Units	(9)	(11)	(2)	(4)
Preferred distributions	(10,859)	(10,887)	(3,619)	(3,628)

Income from continuing operations available to Common Shares	34,718	58,124	9,520	22,356
Discontinued operations, net	289,523	403,859	130,541	161,031

Numerator for net income per share – diluted	$324,241	$461,983	$140,061	$183,387

	Nine Months Ended September 30,		Quarter Ended September 30,
	2009	2008	2009	2008
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	272,966	269,582	273,658	270,345
Effect of dilutive securities:
OP Units	16,024	17,840	15,604	17,398
Long-term compensation award shares/units	528	2,845	953	3,052

Denominator for net income per share – diluted	289,518	290,267	290,215	290,795

Net income per share – basic	$1.12	$1.61	$0.48	$0.64

Net income per share – diluted	$1.12	$1.59	$0.48	$0.63

Net income per share – basic:
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	$0.120	$0.203	$0.033	$0.078
Discontinued operations, net of Noncontrolling Interests	1.001	1.405	0.451	0.559

Net income per share – basic	$1.121	$1.608	$0.484	$0.637

Net income per share – diluted:
Income from continuing operations available to Common Shares	$0.120	$0.200	$0.033	$0.077
Discontinued operations, net	1.000	1.392	0.450	0.554

Net income per share – diluted	$1.120	$1.592	$0.483	$0.631

Convertible preferred shares/units that could be converted into 404,004 and 432,445 weighted average Common Shares for the nine months ended September 30, 2009 and 2008, respectively, and 400,489 and 419,822 weighted average Common Shares for the quarters ended September 30, 2009 and 2008, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. In addition, the effect of the Common Shares that could ultimately be issued upon the conversion/exchange of the Operating Partnership’s $650.0 million ($531.1 million outstanding at September 30, 2009) exchangeable senior notes was not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

13.	Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of, all operations related to active condominium conversion properties effective upon their respective transfer into a TRS and all properties held for sale, if any.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during the nine months and quarters ended September 30, 2009 and 2008 (amounts in thousands).

	Nine Months Ended September 30,		Quarter Ended September 30,
	2009	2008	2009	2008
REVENUES
Rental income	$52,595	$120,729	$8,502	$33,910

Total revenues	52,595	120,729	8,502	33,910

EXPENSES (1)
Property and maintenance	18,707	36,972	3,857	10,796
Real estate taxes and insurance	6,094	14,465	1,045	3,923
Property management	-	(62)	-	-
Depreciation	12,761	30,274	2,175	8,380
General and administrative	29	24	4	7

Total expenses	37,591	81,673	7,081	23,106

Discontinued operating income	15,004	39,056	1,421	10,804

Interest and other income	12	233	2	93
Interest (2):
Expense incurred, net	(308)	(1,493)	2	(479)
Amortization of deferred financing costs	(32)	(3)	-	(1)
Income and other tax (expense) benefit	(86)	1,014	(19)	359

Discontinued operations	14,590	38,807	1,406	10,776
Net gain on sales of discontinued operations	274,933	365,052	129,135	150,255

Discontinued operations, net	$289,523	$403,859	$130,541	$161,031

(1)	Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Company’s period of ownership.
(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.

For the properties sold during the nine months ended September 30, 2009 (excluding condominium conversion properties), the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2008 were $459.8 million and $17.8 million, respectively.

The net real estate basis of the Company’s active condominium conversion properties owned by the TRS and included in discontinued operations (excludes the Company’s halted conversions as they are now held for use), which were included in investment in real estate, net in the consolidated balance sheets, was $2.9 million and $12.6 million at September 30, 2009 and December 31, 2008, respectively.

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

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans with Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit and as a result, no amounts have been accrued at September 30, 2009. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

The Company has established a reserve and recorded a corresponding reduction to its net gain on sales of discontinued operations related to potential liabilities associated with its condominium conversion activities. The reserve covers potential product liability related to each conversion. The Company periodically assesses the adequacy of the reserve and makes adjustments as necessary. During the nine months ended September 30, 2009, the Company recorded additional reserves of approximately $2.7 million (primarily related to an insurance settlement), paid approximately $1.9 million in claims and released approximately $1.0 million of remaining reserves for settled claims. As a result, the Company had total reserves of approximately $10.1 million at September 30, 2009. While no assurances can be given, the Company does not believe that the ultimate resolution of these potential liabilities, if adversely determined, would have a material adverse effect on the Company.

As of September 30, 2009, the Company has six projects totaling 2,206 units in various stages of development with estimated completion dates ranging through June 30, 2011. Some of the projects are developed solely by the Company, while others are co-developed with various third party development partners. The development venture agreements with partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The partner is most often the “general” or “managing” partner of the development venture. The typical buy-sell arrangements contain appraisal rights and provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interest in the project at fair market value upon the expiration of a negotiated time period (typically two to five years after substantial completion of the project).

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

The Company’s fee and asset management, development (including its partially owned properties), condominium conversion and corporate housing (Equity Corporate Housing or “ECH”) activities are immaterial and do not individually meet the threshold requirements of a reportable segment and as such, have been aggregated in the “Other” segment in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the nine months and quarters ended September 30, 2009 and 2008, respectively.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations). The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the nine months and quarters ended September 30, 2009 and 2008, respectively, as well as total assets at September 30, 2009 (amounts in thousands):

	Nine Months Ended September 30, 2009
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$411,723	$277,253	$308,426	$322,756	$-	$1,320,158
Non-same store/other (2) (3)	44,783	13,383	10,039	19,429	63,591	151,225

Total rental income	456,506	290,636	318,465	342,185	63,591	1,471,383

Operating expenses:
Same store (1)	153,994	100,084	129,932	112,489	-	496,499
Non-same store/other (2) (3)	19,463	6,164	4,026	8,900	57,249	95,802

Total operating expenses	173,457	106,248	133,958	121,389	57,249	592,301

NOI:
Same store (1)	257,729	177,169	178,494	210,267	-	823,659
Non-same store/other (2) (3)	25,320	7,219	6,013	10,529	6,342	55,423

Total NOI	$283,049	$184,388	$184,507	$220,796	$6,342	$879,082

Total assets	$4,956,947	$2,604,435	$2,863,736	$2,801,579	$2,564,699	$15,791,396

(1)	Same store includes properties owned for all of both periods ending September 30, 2009 and September 30, 2008 which represented 115,832 units.
(2)	Non-same store primarily includes properties acquired after January 1, 2008.
(3)

Other includes ECH, development, condominium conversion overhead of $1.6 million and other corporate operations. Also reflects a $7.4 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Nine Months Ended September 30, 2008
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$416,410	$283,458	$317,833	$332,997	$-	$1,350,698
Non-same store/other (2) (3)	23,587	13,517	3,016	16,940	78,056	135,116

Total rental income	439,997	296,975	320,849	349,937	78,056	1,485,814

Operating expenses:
Same store (1)	151,065	99,123	130,456	113,314	-	493,958
Non-same store/other (2) (3)	11,202	5,405	1,639	11,072	78,670	107,988

Total operating expenses	162,267	104,528	132,095	124,386	78,670	601,946

NOI:
Same store (1)	265,345	184,335	187,377	219,683	-	856,740
Non-same store/other (2) (3)	12,385	8,112	1,377	5,868	(614)	27,128

Total NOI	$277,730	$192,447	$188,754	$225,551	$(614)	$883,868

(1)	Same store includes properties owned for all of both periods ending September 30, 2009 and September 30, 2008 which represented 115,832 units.
(2)	Non-same store primarily includes properties acquired after January 1, 2008.
(3)

Other includes ECH, development, condominium conversion overhead of $2.1 million and other corporate operations. Also reflects a $10.5 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Quarter Ended September 30, 2009
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$143,743	$91,132	$104,690	$110,324	$-	$449,889
Non-same store/other (2) (3)	9,142	4,388	1,648	2,357	22,680	40,215

Total rental income	152,885	95,520	106,338	112,681	22,680	490,104

Operating expenses:
Same store (1)	52,461	34,476	43,937	39,742	-	170,616
Non-same store/other (2) (3)	4,077	2,055	950	1,163	21,511	29,756

Total operating expenses	56,538	36,531	44,887	40,905	21,511	200,372

NOI:
Same store (1)	91,282	56,656	60,753	70,582	-	279,273
Non-same store/other (2) (3)	5,065	2,333	698	1,194	1,169	10,459

Total NOI	$96,347	$58,989	$61,451	$71,776	$1,169	$289,732

(1)	Same store includes properties owned for all of both quarters ending September 30, 2009 and September 30, 2008 which represented 119,121 units.
(2)	Non-same store primarily includes properties acquired after July 1, 2008.
(3)

Other includes ECH, development, condominium conversion overhead of $0.6 million and other corporate operations. Also reflects a $2.8 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Quarter Ended September 30, 2008
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$148,150	$97,133	$108,841	$114,044	$-	$468,168
Non-same store/other (2) (3)	4,544	4,168	501	3,229	28,009	40,451

Total rental income	152,694	101,301	109,342	117,273	28,009	508,619

Operating expenses:
Same store (1)	52,183	34,074	45,069	40,234	-	171,560
Non-same store/other (2) (3)	2,601	1,942	572	2,183	26,759	34,057

Total operating expenses	54,784	36,016	45,641	42,417	26,759	205,617

NOI:
Same store (1)	95,967	63,059	63,772	73,810	-	296,608
Non-same store/other (2) (3)	1,943	2,226	(71)	1,046	1,250	6,394

Total NOI	$97,910	$65,285	$63,701	$74,856	$1,250	$303,002

(1)	Same store includes properties owned for all of both quarters ending September 30, 2009 and September 30, 2008 which represented 119,121 units.
(2)	Non-same store primarily includes properties acquired after July 1, 2008.
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

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the nine months and quarters ended September 30, 2009 and 2008, respectively (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2009	2008	2009	2008
Rental income	$1,471,383	$1,485,814	$490,104	$508,619
Property and maintenance expense	(374,067)	(389,042)	(125,904)	(134,658)
Real estate taxes and insurance expense	(161,777)	(153,317)	(55,743)	(52,039)
Property management expense	(56,457)	(59,587)	(18,725)	(18,920)

Total operating expenses	(592,301)	(601,946)	(200,372)	(205,617)

Net operating income	$879,082	$883,868	$289,732	$303,002

16.	Subsequent Events/Other

Subsequent Events

Subsequent to September 30, 2009 and up until the time of this filing, the Company:

•	Acquired one apartment property consisting of 326 units for $99.5 million;
•

Sold five consolidated apartment properties consisting of 1,480 units for $126.9 million (excluding condominium units) and one unconsolidated apartment property consisting of 238 units for $11.2 million (sales price listed is the gross sales price);

•	Obtained $40.0 million of new mortgage debt;
•	Repaid $164.5 million of mortgage loans;
•	Entered into $200.0 million of forward starting swaps to hedge changes in interest rates related to future secured or unsecured debt issuances; and
•	Entered into $200.0 million of fair value interest rate swaps to convert a portion of its fixed rate 2013 unsecured notes to a floating rate of interest.

Other

During the nine months ended September 30, 2009, the Company recorded an approximate $11.1 million non-cash asset impairment charge on a parcel of land held for development. This charge was the result of an analysis of the parcel’s estimated fair value (determined using internally developed models based on market assumptions and comparable sales data) compared to its current capitalized carrying value.

During the nine months ended September 30, 2009 and 2008, the Company recorded approximately $1.3 million and $2.2 million of additional general and administrative expense, respectively, and $1.3 million and $0.3 million of additional property management expense, respectively, related primarily to cash severance for various employees.

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

Forward-Looking Statements

Forward-looking statements in this report are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, projections and assumptions made by management. While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Many of these uncertainties and risks are difficult to predict and beyond management’s control. Forward-looking statements are not guarantees of future performance, results or events. The forward-looking statements contained herein are made as of the date hereof and the Company undertakes no obligation to update or supplement these forward-looking statements. Factors that might cause such differences include, but are not limited to the following:

•

We intend to actively acquire multifamily properties for rental operations as market conditions dictate. The Company does not currently intend to begin the development of any new wholly-owned projects but does have several properties under development and may commence new development activities if conditions warrant. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or to complete a development property. Additionally, we expect that other major real estate investors with significant capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development efforts. This competition may increase prices for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. To the extent that we do develop more properties if conditions warrant, we expect to do so ourselves in addition to co-investing with our development partners. The total number of development units, costs of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation;

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

•	Additional factors as discussed in Part I of the Company’s Annual Report on Form 10-K, particularly those under “Item 1A. Risk Factors”.

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

The Company is one of the largest publicly traded real estate companies and is the largest publicly traded owner of multifamily properties in the United States (based on the aggregate market value of its outstanding Common Shares, the number of apartment units wholly owned and total revenues earned). The Company’s corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices throughout the United States. As of September 30, 2009, the Company has approximately 4,300 employees who provide real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

EQR is the general partner of, and as of September 30, 2009 owned an approximate 95.0% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”). The Company is structured as an umbrella partnership REIT (“UPREIT”) under which all property ownership and related business operations are conducted through the Operating Partnership and its subsidiaries. References to the “Company” include EQR, the Operating Partnership and those entities owned or controlled by the Operating Partnership and/or EQR.

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

Current Environment

The slowdown in the economy, which accelerated in the fourth quarter of 2008 and has continued into 2009, coupled with continued job losses and/or lack of job growth leads us to be cautious regarding expected performance for the remainder of 2009. Since the fourth quarter of 2008 and continuing into the third quarter of 2009, our revenue has declined in comparison to the prior year in most of our major markets as the economic slowdown continues to impact existing and prospective residents. Markets with little employment loss should perform better than markets with employment issues, although all of our markets are continuing to experience job losses. Should the current credit crisis and general economic recession continue, the Company may continue to experience a period of declining revenues, which would adversely impact the Company’s results of operations. The vast majority of our leases are for terms of 12 months or less. As a result, we quickly feel the impact of an economic downturn which limits our ability to raise rents or causes us to lower rents on turnover units and lease renewals. During late 2008 and early 2009, our rental rates declined on average between 9% and 10% for new residents but on average less than 1% for renewing residents. Rental rates have not declined, on average, since the first quarter of 2009. However, since our rental rates increased during most of 2008, our quarter over quarter revenue declines have worsened each quarter in 2009 as compared to 2008. Though not material, delinquencies are at higher levels than in prior downturns and at higher levels than in 2008, while tracking with historical seasonal trends. The combination of expected declines in revenues and higher overall expense levels (see discussion below) will have a negative impact on the Company’s results of operations for 2009.

After two consecutive years of modest expense growth (same store expenses grew 2.2% between 2008 and 2007 and 2.1% between 2007 and 2006), the Company originally anticipated that 2009 same store expenses would increase at a higher rate primarily due to cost pressures from non-controllable areas such as real estate taxes and utilities. However, through the first nine months of 2009, our same store expenses have only increased 0.5% over the first nine months of 2008. Same store real estate taxes increased 2.8% year to date over 2008 (we had originally anticipated a 4% increase) as assessors were quicker to reflect declines in value than we had originally anticipated. Same store utilities increased only 0.7% year to date over 2008 as we benefited from lower than expected prices for gas and heating oil. Same store on-site payroll costs remained relatively flat over 2008 as salary increases were offset by less use of temporary workers and less overtime. Finally, same store property management costs declined 3.6% over 2008 as a result of the Company’s continued expense control initiatives.

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

In response to the recession and liquidity issues prevalent in the debt markets, we took a number of steps to better position ourselves. In early 2008, we began pre-funding our maturing debt obligations with approximately $1.6 billion in secured mortgage financing obtained from Fannie Mae and Freddie Mac. We also significantly reduced our acquisition activity. During the second half of 2008 and through the third quarter of 2009, we only acquired two properties (one of which was the buyout of our partner in an unconsolidated asset) while we continued selling non-core assets. We expect to continue to be a net seller of assets during 2009. During the nine months ended September 30, 2009, the Company sold 50 properties consisting of 9,551 units for $792.2 million, as well as 50 condominium units for $9.8 million. The Company acquired one previously unconsolidated property consisting of 250 units for $18.5 million from its institutional joint venture partner during the nine months ended September 30, 2009. While we believe these sales of non-core assets better positions us for future success, they have resulted and will continue to result in dilution, particularly when the net sales proceeds are initially not reinvested in activities generating equivalent income such as acquisition of rental properties or repayment of debt.

Additionally, we significantly reduced our development activities, starting only two new projects in the first half of 2008 and none in the second half of the year or through the third quarter of 2009. We also reduced the number of planned development projects we will undertake in the future and took a $116.4 million impairment charge in 2008 to reduce the value of five assets that we no longer plan on pursuing. We took an additional $11.1 million impairment charge in 2009 to reduce the value of one asset. We do not currently anticipate starting any new wholly-owned development projects during 2009 unless market conditions significantly improve. The Company reduced its quarterly common share dividend beginning with the dividend for the third quarter of 2009, from $0.4825 per share (an annual rate of $1.93 per share) to $0.3375 per share (an annual rate of $1.35 per share).

Our specific current expectations regarding our results for 2009 and certain items that will affect them are set forth under Results of Operations below.

We believe that cash and cash equivalents, securities readily convertible to cash, current availability on our revolving credit facility and net disposition proceeds for 2009 will provide sufficient liquidity to meet our funding obligations relating to debt retirement and existing development projects through 2011. We expect that our remaining funding obligations will be met through some combination of new borrowings, equity issuances (including the Company’s recently announced ATM share offering program), property dispositions and cash generated from operations.

Despite the challenging conditions noted above, we believe that the Company is well-positioned to withstand the continuing economic downturn. Our properties are geographically diverse and were approximately 93% occupied as of September 30, 2009, little new multifamily rental supply has been added to most of our markets and the long-term demographic picture is positive.

We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover debt maturities and development fundings in the near term, which should allow us to take advantage of investment opportunities in the future. When economic conditions improve, the short-term nature of our leases and the limited supply of new rental housing being constructed should allow us to quickly realize revenue growth and improvement in our operating results.

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

Properties that the Company owned for all of both of the nine months ended September 30, 2009 and 2008 (the “Nine-Month 2009 Same Store Properties”), which represented 115,832 units, and properties that the Company owned for all of both of the quarters ended September 30, 2009 and 2008 (the “Third Quarter 2009 Same Store Properties”), which represented 119,121 units, impacted the Company’s results of operations. Both the Nine-Month 2009 Same Store Properties and the Third Quarter 2009 Same Store Properties are discussed in the following paragraphs.

The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the nine months and quarters ended September 30, 2009 and 2008. Dilution, as a result of the Company’s net asset sales, negatively impacts property net operating income. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008

For the nine months ended September 30, 2009, the Company reported diluted earnings per share of $1.12 compared to $1.59 per share in the same period of 2008. The difference is primarily due to lower gains from property sales, lower property net operating income and an impairment charge.

For the nine months ended September 30, 2009, income from continuing operations decreased approximately $25.6 million or 36.2% when compared to the nine months ended September 30, 2008. The decrease in continuing operations is discussed below.

Revenues from the Nine-Month 2009 Same Store Properties decreased $30.5 million primarily as a result of a decrease in occupancy and average rental rates charged to residents. Expenses from the Nine-Month 2009 Same Store Properties increased $2.5 million primarily due to higher real estate taxes and utility costs, partially offset by lower property management costs. The following tables provide comparative same store results and statistics for the Nine-Month 2009 Same Store Properties:

September YTD 2009 vs. September YTD 2008

Same Store Results/Statistics

$ in thousands (except for Average Rental Rate) – 115,832 Same Store Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
YTD 2009	$1,320,158	$496,499	$823,659	$1,353	93.7%	46.9%
YTD 2008	$1,350,698	$493,958	$856,740	$1,373	94.5%	48.3%

Change	$(30,540)	$2,541	$(33,081)	$(20)	(0.8%)	(1.4%)

Change	(2.3%)	0.5%	(3.9%)	(1.5%)

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the period.

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Nine-Month 2009 Same Store Properties:

	Nine Months Ended September 30,
	2009	2008
	(Amounts in thousands)
Operating income	$400,768	$433,409
Adjustments:
Non-same store operating results	(55,423)	(27,128)
Fee and asset management revenue	(7,928)	(7,397)
Fee and asset management expense	5,916	6,154
Depreciation	438,726	417,662
General and administrative	30,476	34,040
Impairment	11,124	-

Same store NOI	$823,659	$856,740

For properties that the Company acquired prior to January 1, 2008 and expects to continue to own through December 31, 2009, the Company anticipates the following same store results for the full year ending December 31, 2009:

2009 Same Store Assumptions
Physical occupancy	93.7%
Revenue change	(3.0%)
Expense change	0.5%
NOI change	(5.0%)

These 2009 assumptions are based on current expectations and are forward-looking.

Non-same store operating results increased approximately $28.3 million and consist primarily of properties acquired in calendar year 2008, as well as operations from the Company’s completed development properties and corporate housing business. While the operations of the non-same store assets have been negatively impacted during the nine months ended September 30, 2009 similar to the same store assets, the non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to increasing occupancy for properties in lease-up and a longer ownership period in 2009 than 2008. This increase primarily resulted from:

•	Development and other miscellaneous properties in lease-up of $16.9 million;
•	Newly stabilized development and other miscellaneous properties of $2.2 million; and
•	Properties acquired in 2008 of $9.8 million.

See also Note 15 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, increased approximately $0.8 million or 61.9% primarily due to an increase in revenue earned on management of the Company’s military housing ventures at Fort Lewis and McChord Air Force Base, as well as a decrease in asset management expenses. As of September 30, 2009 and 2008, the Company managed 13,383 and 14,472 units, respectively, primarily for unconsolidated entities and its military housing ventures at Fort Lewis and McChord.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses decreased by approximately $3.1 million or 5.3%. This decrease is primarily attributable to lower overall payroll-related costs as a result of a decrease in the number of properties in the Company’s portfolio, as well as decreases in temporary help/contractors, telecommunications and travel expenses.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $21.1 million or 5.0% primarily as a result of additional depreciation expense on properties acquired in 2008, development properties placed in service and capital expenditures for all properties owned.

General and administrative expenses from continuing operations, which include corporate operating expenses, decreased approximately $3.6 million or 10.5% primarily due to lower overall payroll-related costs as a result of a decrease in the number of properties in the Company’s portfolio, as well as a $0.9 million decrease in severance related costs in 2009 and decreases in tax consulting costs. The Company anticipates that general and administrative expenses will approximate $40.0 million for the year ending December 31, 2009. The above assumption is based on current expectations and is forward-looking.

Impairment from continuing operations increased approximately $11.1 million due to an impairment charge taken during 2009 on land held for development. See Note 16 in the Notes to Consolidated Financial Statements for further discussion.

Interest and other income from continuing operations increased approximately $4.8 million or 43.6% primarily as a result of a gain of $4.9 million on the sale of investment securities (see Note 11) as well as a $2.0 million gain recognized during the quarter ended March 31, 2009 related to the partial debt extinguishment of the Company’s August 2026 convertible notes (see Note 9). In addition, the Company recognized a $2.4 million gain on early extinguishment of debt during the quarter ended September 30, 2009 (See Note 8). This was partially offset by a decrease in interest earned on cash and cash equivalents due to a decrease in interest rates and overall balances, as well as a decrease in insurance/litigation settlement proceeds and forfeited deposits received in 2009. The Company anticipates that interest and other income will approximate $16.5 million for the year ending December 31, 2009. The above assumption is based on current expectations and is forward-looking.

Other expenses from continuing operations decreased approximately $0.7 million or 22.8% primarily due to a decrease in development pursuit cost write-offs as a result of the Company’s decision to significantly reduce its development activities in 2009, partially offset by the expensing of transaction costs associated with the Company’s acquisition of all of its partners’ interests in five previously partially owned properties consisting of 1,587 units during the nine months ended September 30, 2009.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $2.8 million or 0.8% primarily as a result of lower capitalized interest, partially offset by lower overall effective interest rates on floating rate debt. During the nine months ended September 30, 2009, the Company capitalized interest costs of approximately $28.7 million as compared to $45.1 million for the nine months ended September 30, 2008. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the nine months ended September 30, 2009 was 5.38% as compared to 5.54% for the nine months ended September 30, 2008. The Company anticipates that interest expense will approximate $479.0 million to $484.0 million for the year ending December 31, 2009. The above assumption is based on current expectations and is forward-looking.

Income and other tax expense from continuing operations decreased approximately $3.1 million or 52.1% primarily due to a change in estimate for Texas state taxes and lower overall current state income taxes, partially offset by an increase in business taxes for Washington, D.C. The Company anticipates that income and other tax expense will approximate $3.5 million for the year ending December 31, 2009. The above assumption is based on current expectations and is forward-looking.

Loss from investments in unconsolidated entities increased approximately $2.4 million as compared to the nine months ended September 30, 2008 primarily due to the Company’s $1.8 million share of defeasance costs incurred in conjunction with the extinguishment of cross-collateralized mortgage debt on one of the Company’s partially owned unconsolidated joint ventures.

Net gain on sales of unconsolidated entities increased approximately $6.7 million between the periods under comparison as the Company had no unconsolidated sales in 2008 compared to the four properties it sold in 2009 (inclusive of the one property where the Company acquired its partner’s interest).

Net gain on sales of land parcels decreased approximately $3.0 million primarily due to the sale of vacant land located in Florida during the nine months ended September 30, 2008 versus no land sales in 2009.

Discontinued operations, net decreased approximately $114.3 million or 28.3% between the periods under comparison. This decrease is primarily due to lower gains from property sales during the nine months ended September 30, 2009 compared to the same period in 2008 and the operations of those properties. In addition, properties sold in 2009 reflect operations for a partial period in 2009 in contrast to a full period in 2008. See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the quarter ended September 30, 2009 to the quarter ended September 30, 2008

For the quarter ended September 30, 2009, the Company reported diluted earnings per share of $0.48 compared to $0.63 per share in the same period of 2008. The difference is primarily due to lower gains from property sales in 2009 and lower property net operating income.

For the quarter ended September 30, 2009, income from continuing operations decreased approximately $13.3 million or 50.9% when compared to the quarter ended September 30, 2008. The decrease in continuing operations is discussed below.

Revenues from the Third Quarter 2009 Same Store Properties decreased $18.3 million primarily as a result of a decrease in average rental rates charged to residents and lower occupancy. Expenses from the Third Quarter 2009 Same Store Properties decreased $0.9 million primarily due to decreases in on-site payroll and property management costs, partially offset by higher real estate taxes and utilities. The following tables provide comparative same store results and statistics for the Third Quarter 2009 Same Store Properties:

Third Quarter 2009 vs. Third Quarter 2008

Same Store Results/Statistics

$ in thousands (except for Average Rental Rate) – 119,121 Same Store Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
Q3 2009	$449,889	$170,616	$279,273	$1,345	93.7%	18.4%
Q3 2008	$468,168	$171,560	$296,608	$1,390	94.4%	18.6%

Change	$(18,279)	$(944)	$(17,335)	$(45)	(0.7%)	(0.2%)

Change	(3.9%)	(0.6%)	(5.8%)	(3.2%)

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the period.

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Third Quarter 2009 Same Store Properties:

	Quarter Ended September 30,
	2009	2008
	(Amounts in thousands)
Operating income	$133,096	$148,175
Adjustments:
Non-same store operating results	(10,459)	(6,394)
Fee and asset management revenue	(2,653)	(2,387)
Fee and asset management expense	1,931	1,983
Depreciation	147,477	145,382
General and administrative	9,881	9,849

Same store NOI	$279,273	$296,608

Non-same store operating results increased approximately $4.1 million and consist primarily of properties acquired in calendar year 2008, as well as operations from the Company’s completed development properties and corporate housing business. While the operations of the non-same store assets have been negatively impacted during the quarter ended September 30, 2009 similar to the same store assets, the non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to increasing occupancy for properties in lease-up and a longer ownership period in 2009 than 2008. This increase primarily resulted from:

•	Development and other miscellaneous properties in lease-up of $6.2 million;
•	Properties acquired in 2008 of $0.4 million; and
•	Partially offset by operating losses of $0.3 million from newly stabilized developments as well as operating losses from other miscellaneous operations.

See also Note 15 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, increased approximately $0.3 million or 78.7% during the quarter ended September 30, 2009 primarily due to an increase in revenue earned on management of the Company’s military housing ventures at Fort Lewis and McChord.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses decreased approximately $0.2 million or 1.0%. This decrease is primarily attributable to a decrease in temporary help/contractors, marketing, training, education/conferences and telecommunications expenses, partially offset by an increase in payroll-related costs primarily due to higher severance and reserve adjustments in 2009.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $2.1 million or 1.4% primarily as a result of depreciation expense on development properties placed in service in 2009 and capital expenditures for all properties owned.

General and administrative expenses from continuing operations, which include corporate operating expenses, were consistent between the periods under comparison.

Interest and other income from continuing operations increased approximately $0.3 million or 12.0% primarily as a result of a $2.4 million gain on early extinguishment of debt recognized during the quarter ended September 30, 2009, partially offset by a decrease in interest earned on cash and cash equivalents due to a decrease in interest rates and overall balances.

Other expenses from continuing operations decreased approximately $0.2 million or 8.7% primarily due to a decrease in acquisition and development pursuit cost write-offs as a result of the Company’s decision to significantly reduce its acquisition and development activities in 2009.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $0.2 million or 0.1% primarily as a result of lower capitalized interest, partially offset by lower overall effective interest rates on floating rate debt. During the quarter ended September 30, 2009, the Company capitalized interest costs of approximately $7.7 million as compared to $15.6 million for the quarter ended September 30, 2008. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended September 30, 2009 was 5.38% as compared to 5.54% for the quarter ended September 30, 2008.

Income and other tax expense from continuing operations decreased approximately $0.9 million or 65.1% primarily due to a change in estimate for Texas state taxes and lower overall state income taxes.

Loss from investments in unconsolidated entities increased approximately $0.4 million primarily due to miscellaneous income received during the quarter ended September 30, 2008 that did not reoccur in 2009 and a decline in the operations of the unconsolidated entities.

Net gain on sales of unconsolidated entities increased approximately $4.0 million as the Company had no unconsolidated sales in the third quarter of 2008 compared to the three properties it sold in the third quarter of 2009 (inclusive of the one property where the Company acquired its partner’s interest).

Net gain on sales of land parcels decreased approximately $3.0 million primarily due to the sale of vacant land located in Florida during the quarter ended September 30, 2008 versus no land sales in 2009.

Discontinued operations, net decreased approximately $30.5 million or 18.9% between the periods under comparison. This decrease is primarily due to lower gains from property sales during the quarter ended September 30, 2009 compared to the same period in 2008 and the operations of those properties. In addition, properties sold in 2009 reflect operations for a partial period in 2009 in contrast to a full period in 2008. See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

As of January 1, 2009, the Company had approximately $890.8 million of cash and cash equivalents and $1.29 billion available under its revolving credit facility (net of $130.0 million which was restricted/dedicated to support letters of credit and $75.0 million which had been committed by a now bankrupt financial institution and is not available for borrowing). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at September 30, 2009 was approximately $637.6 million, its restricted 1031 exchange proceeds totaled $246.8 million and the amount available on the Company’s revolving credit facility was $1.36 billion (net of $68.5 million which was restricted/dedicated to support letters of credit and net of the $75.0 million discussed above). In 2008, the Company built a significant cash and cash equivalents balance as a direct result of its decision to pre-fund its 2008 and 2009 debt maturities with the closing of three secured mortgage loan pools totaling $1.6 billion. The decline in the Company’s cash and cash equivalents balance since December 31, 2008 is a direct result of the application of the pre-funded cash on hand towards the Company’s debt maturity, tender and repurchase activities, partially offset by the closing of a $500.0 million secured mortgage loan pool during 2009.

During the nine months ended September 30, 2009, the Company generated proceeds from various transactions, which included the following:

•	Disposed of 51 properties and 50 condominium units, receiving net proceeds of approximately $729.2 million;
•	Obtained $500.0 million in new mortgage financing and terminated six treasury locks, receiving $10.8 million;
•	Obtained an additional $157.8 million of new mortgage loans on development properties;
•	Received $215.8 million from maturing or sold investment securities; and
•	Issued approximately 0.7 million Common Shares and received net proceeds of $12.1 million.

During the nine months ended September 30, 2009, the above proceeds were primarily utilized to:

•	Invest $268.2 million primarily in development projects;
•	Repurchase 47,450 Common Shares, utilizing cash of $1.1 million (see Note 3);
•	Repurchase $307.9 million of fixed rate public notes;
•	Repay $122.2 million of fixed rate public notes at maturity;
•	Repurchase $75.8 million of fixed rate tax-exempt notes;
•	Repay $788.2 million of mortgage loans; and
•	Acquire $52.8 million of investment securities.

In September 2009, the Company announced the creation of an At-The-Market (“ATM”) share offering program which would allow the Company to sell up to 17.0 million Common Shares from time to time over the next three years into the existing trading market at current market prices as well as through negotiated transactions. During the nine months ended September 30, 2009 and up until the time of this filing, no shares were issued through the ATM program. Going forward, the Company may, but shall have no obligation to, sell Common Shares under the ATM program in amounts and at times to be determined by the Company from time to time. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Company’s Common Shares and determinations by the Company of the appropriate sources of funding for the Company.

Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, the Company may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. The Company repurchased $1.1 million (47,450 shares at an average price per share of $23.69) of its Common Shares during the nine months ended September 30, 2009. As of September 30, 2009, the Company had authorization to repurchase an additional $466.5 million of its shares. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.

The Company’s total debt summary and debt maturity schedules as of September 30, 2009 are as follows:

Debt Summary as of September 30, 2009

(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$4,885,560	49.7%	4.90%	8.9
Unsecured	4,949,560	50.3%	5.32%	4.9

Total	$9,835,120	100.0%	5.11%	6.9

Fixed Rate Debt:
Secured – Conventional	$4,065,470	41.3%	5.92%	7.3
Unsecured – Public/Private	4,311,989	43.9%	5.89%	5.3

Fixed Rate Debt	8,377,459	85.2%	5.90%	6.3

Floating Rate Debt:
Secured – Conventional	192,462	2.0%	2.11%	5.5
Secured – Tax Exempt	627,628	6.4%	0.68%	20.8
Unsecured – Public/Private	601,971	6.1%	1.27%	1.4
Unsecured – Tax Exempt	35,600	0.3%	0.40%	19.2
Unsecured – Revolving Credit Facility	-	-	-	2.4

Floating Rate Debt	1,457,661	14.8%	1.24%	10.4

Total	$9,835,120	100.0%	5.11%	6.9

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the nine months ended September 30, 2009.

Note: The Company capitalized interest of approximately $28.7 million and $45.1 million during the nine months ended September 30, 2009 and 2008, respectively. The Company capitalized interest of approximately $7.7 million and $15.6 million during the quarters ended September 30, 2009 and 2008, respectively.

Debt Maturity Schedule as of September 30, 2009

(Amounts in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2009	$3,315		$86,818		$90,133	0.9%	7.53%	2.34%
2010	225,798		500,000	(2)	725,798	7.4%	7.51%	2.92%
2011	1,261,103	(3)	92,819		1,353,922	13.8%	5.58%	5.30%
2012	982,427		3,492		985,919	10.0%	5.77%	5.77%
2013	466,338		101,971		568,309	5.8%	6.64%	5.51%
2014	517,438		-		517,438	5.2%	5.28%	5.28%
2015	355,629		-		355,629	3.6%	6.41%	6.41%
2016	1,089,233		-		1,089,233	11.1%	5.32%	5.32%
2017	1,346,550		456		1,347,006	13.7%	5.87%	5.87%
2018	336,083		44,677		380,760	3.9%	5.95%	5.60%
2019+	1,793,545		627,428		2,420,973	24.6%	5.86%	5.06%

Total	$8,377,459		$1,457,661		$9,835,120	100.0%	5.82%	5.22%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of September 30, 2009.
(2)	Represents the Company’s $500.0 million floating rate term loan facility, which matures on October 5, 2010, subject to two one-year extension options exercisable by the Company.
(3)

Includes $531.1 million face value of 3.85% convertible unsecured debt with a final maturity of 2026. The notes are callable by the Company on or after August 18, 2011. The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021.

The following table provides a summary of the Company’s unsecured debt as of September 30, 2009:

Unsecured Debt Summary as of September 30, 2009

(Amounts in thousands)

	Coupon Rate	Due Date		Face Amount	Unamortized Premium/ (Discount)	Net Balance
Fixed Rate Notes:
	6.950%	03/02/11	(1)	$114,806	$1,457	$116,263
	6.625%	03/15/12		400,000	(722)	399,278
	5.500%	10/01/12		350,000	(1,035)	348,965
	5.200%	04/01/13	(2)	400,000	(414)	399,586
	5.250%	09/15/14		500,000	(305)	499,695
	6.584%	04/13/15		300,000	(617)	299,383
	5.125%	03/15/16		500,000	(345)	499,655
	5.375%	08/01/16		400,000	(1,268)	398,732
	5.750%	06/15/17		650,000	(3,942)	646,058
	7.125%	10/15/17		150,000	(522)	149,478
	7.570%	08/15/26		140,000	-	140,000
	3.850%	08/15/26	(3)	531,092	(16,196)	514,896
Fair Value Derivative Adjustments			(2)	(100,000)	-	(100,000)

				4,335,898	(23,909)	4,311,989

Floating Rate Tax Exempt Notes:
	7-Day SIFMA	12/15/28	(4)	35,600	-	35,600

Floating Rate Notes:
		04/01/13	(2)	100,000	-	100,000
Fair Value Derivative Adjustments			(2)	1,971	-	1,971
Term Loan Facility	LIBOR+0.50%	10/05/10	(4)(5)	500,000	-	500,000

				601,971	-	601,971

Revolving Credit Facility:	LIBOR+0.50%	02/28/12	(6)	-	-	-

Total Unsecured Debt				$4,973,469	$(23,909)	$4,949,560

Note: SIFMA stands for the Securities Industry and Financial Markets Association and is the tax-exempt index equivalent of LIBOR.

(1)	On January 27, 2009, the Company repurchased $185.2 million of these notes at par pursuant to a cash tender offer announced on January 16, 2009.
(2)	$100.0 million in fair value interest rate swaps converts a portion of the 5.200% notes due April 1, 2013 to a floating interest rate.
(3)

Convertible notes mature on August 15, 2026. The notes are callable by the Company on or after August 18, 2011. The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021. During the nine months ended September 30, 2009, the Company repurchased $17.5 million of these notes at a discount to par of approximately 11.6% and recognized a gain on early debt extinguishment of $2.0 million. Effective January 1, 2009, companies are required to expense the implied option value inherent in convertible debt. In conjunction with this requirement, the Company recorded an adjustment of $17.3 million to the beginning balance of the discount on its convertible notes.

(4)	Notes are private. All other unsecured debt is public.
(5)	Represents the Company’s $500.0 million term loan facility, which matures on October 5, 2010, subject to two one-year extension options exercisable by the Company.
(6)	As of September 30, 2009, there was no amount outstanding and approximately $1.36 billion available on the Company’s unsecured revolving credit facility.

As of October 29, 2009, an unlimited amount of debt securities remains available for issuance by the Operating Partnership under a registration statement that became automatically effective upon filing with the SEC in December 2008 (under SEC regulations enacted in 2005, the registration statement automatically expires on December 21, 2011 and does not contain a maximum issuance amount). As of October 29, 2009, an unlimited amount of equity securities remains available for issuance by the Company under a registration statement the SEC declared effective in December 2008 (under SEC regulations enacted in 2005, the registration statement automatically expires on December 15, 2011 and does not contain a maximum issuance amount).

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of September 30, 2009 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange; (ii) the “Common Share Equivalent” of all convertible preferred shares; and (iii) the liquidation value of all perpetual preferred shares outstanding.

Capital Structure as of September 30, 2009

(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$4,885,560	49.7%
Unsecured Debt			4,949,560	50.3%

Total Debt			9,835,120	100.0%	51.9%

Common Shares (includes Restricted Shares)	276,147,420	95.0%
Units	14,432,942	5.0%

Total Shares and Units	290,580,362	100.0%
Common Share Equivalents (see below)	398,038

Total outstanding at quarter-end	290,978,400
Common Share Price at September 30, 2009	$30.70

			8,933,037	97.8%
Perpetual Preferred Equity (see below)			200,000	2.2%

Total Equity			9,133,037	100.0%	48.1%

Total Market Capitalization			$18,968,157		100.0%

Convertible Preferred Equity as of September 30, 2009

(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount	Weighted Average Rate	Conversion Ratio	Common Share Equivalents
Preferred Shares:
7.00% Series E	11/1/98	328,466	$8,212	$1.75	$575		1.1128	365,517
7.00% Series H	6/30/98	22,459	561	1.75	39		1.4480	32,521

Total Convertible Preferred Equity		350,925	$8,773		$614	7.00%		398,038

Perpetual Preferred Equity as of September 30, 2009

(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount	Weighted Average Rate
Preferred Shares:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
6.48% Series N	6/19/08	600,000	150,000	16.20	9,720

Total Perpetual Preferred Equity		1,600,000	$200,000		$13,865	6.93%

The Company generally expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, through its working capital, net cash provided by operating activities and borrowings under its revolving credit facility. Under normal operating conditions, the Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. However, there may be times when the Company experiences shortfalls in its coverage of distributions, which may cause the Company to consider reducing its distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, the Company’s financial condition may be adversely affected and it may not be able to maintain its current distribution levels. The Company reduced its quarterly common share dividend beginning with the dividend for the third quarter of 2009, from $0.4825 per share (an annual rate of $1.93 per share) to $0.3375 per share (an annual rate of $1.35 per share).

The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of secured and unsecured debt and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties as well as joint ventures. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $18.4 billion in investment in real estate on the Company’s balance sheet at September 30, 2009, $11.0 billion or 59.6%, was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

As of October 29, 2009, the Operating Partnership’s senior debt credit ratings from Standard & Poors (“S&P”), Moody’s and Fitch are BBB+, Baa1 and A-, respectively. As of October 29, 2009, the Company’s preferred equity ratings from S&P, Moody’s and Fitch are BBB-, Baa2 and BBB+, respectively. During the third quarter of 2009, Moody’s and Fitch placed both the Company and the Operating Partnership on negative watch.

The Operating Partnership has a long-term revolving credit facility with available borrowings as of September 30, 2009 of $1.36 billion that matures in February 2012 (see Note 10 in the Notes to Consolidated Financial Statements for further discussion). This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements. As of October 29, 2009, no amounts were outstanding under this facility.

See Note 16 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to September 30, 2009.

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

For the nine months ended September 30, 2009, our actual improvements to real estate totaled approximately $93.0 million. This includes the following (amounts in thousands except for unit and per unit amounts):

Capital Expenditures to Real Estate

For the Nine Months Ended September 30, 2009

	Total Units (1)	Replacements (2)	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit
Same Store Properties (3)	115,832	$54,529	$471	$31,987	$276	$86,516	$747
Non-Same Store Properties (4)	9,657	1,784	193	2,508	272	4,292	465
Other (5)	15	1,481		760		2,241

Total	125,504	$57,794		$35,255		$93,049

(1)

Total Units – Excludes 8,788 unconsolidated units and 4,595 military housing (fee managed) units, for which capital expenditures to real estate are self-funded and do not consolidate into the Company’s results.

(2)

Replacements – For same store properties includes $21.3 million spent on various assets related to unit renovations/rehabs (primarily kitchens and baths) designed to reposition these assets for higher rental levels in their respective markets.

(3)	Same Store Properties – Primarily includes all properties acquired or completed and stabilized prior to January 1, 2008, less properties subsequently sold.
(4)

Non-Same Store Properties – Primarily includes all properties acquired during 2008 and 2009, plus any properties in lease-up and not stabilized as of 1/1/08. Per unit amounts are based on a weighted average of 9,239 units.

(5)	Other – Primarily includes expenditures for properties sold during the period, Equity Corporate Housing and condominium conversion properties.

For 2009, the Company estimates that it will spend approximately $1,050 per unit of capital expenditures for its same store properties inclusive of unit renovation/rehab costs, or $800 per unit excluding unit renovation/rehab costs. The above assumptions are based on current expectations and are forward-looking.

During the nine months ended September 30, 2009, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $1.3 million. The Company expects to fund approximately $0.7 million in additions to non-real estate property for the remainder of 2009. The above assumption is based on current expectations and is forward-looking.

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

The Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from these instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives it currently has in place.

See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at September 30, 2009.

Other

Total distributions paid in October 2009 amounted to $100.6 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the third quarter ended September 30, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has co-invested in various properties that are unconsolidated and accounted for under the equity method of accounting. Management does not believe these investments have a materially different impact upon the Company’s liquidity, cash flows, capital resources, credit or market risk than its property management and ownership activities. During 2000 and 2001, the Company entered into institutional ventures with an unaffiliated partner. At the respective closing dates, the Company sold and/or contributed 45 properties containing 10,846 units to these ventures and retained a 25% ownership interest in the ventures. The Company’s joint venture partner contributed cash equal to 75% of the agreed-upon equity value of the properties comprising the ventures, which was then distributed to the Company. The Company’s strategy with respect to these ventures was to reduce its concentration of properties in a variety of markets. The Company sold three properties consisting of 670 units and one property consisting of 400 units during the years ended December 31, 2008 and 2007, respectively. In addition, the Company sold four properties consisting of 982 units during the nine months ended September 30, 2009. The Company and its joint venture partner currently intend to wind up these investments over the next few years by selling the related assets. The Company cannot estimate what, if any, profit it will receive from these dispositions or if the Company will in fact receive its equity back.

As of September 30, 2009, the Company has six projects totaling 2,206 units in various stages of development with estimated completion dates ranging through June 30, 2011. The development agreements currently in place are discussed in detail in Note 14 of the Company’s Consolidated Financial Statements.

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

Acquisition of Investment Properties

The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

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

For all development projects, the Company uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. The Company capitalizes interest, real estate taxes and insurance and payroll and associated costs for those individuals directly responsible for and who spend all of their time on development activities, with capitalization ceasing no later than 90 days following issuance of the certificate of occupancy. These costs are reflected on the balance sheet as construction-in-progress for each specific property. The Company expenses as incurred all payroll costs of on-site employees working directly at our properties, except as noted above on our development properties prior to certificate of occupancy issuance and on specific major renovations at selected properties when additional incremental employees are hired.

Fair Value of Financial Instruments, Including Derivative Instruments

The valuation of financial instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. The Company, where possible, bases the fair values of its financial instruments, including its derivative instruments, on listed market prices and third party quotes. Where these are not available, the Company bases its estimates on current instruments with similar terms and maturities or on other factors relevant to the financial instruments.

Funds From Operations

For the nine months ended September 30, 2009, Funds From Operations (“FFO”) available to Common Shares and Units decreased by $50.6 million or 9.4% as compared to the nine months ended September 30, 2008.

For the quarter ended September 30, 2009, FFO available to Common Shares and Units decreased by $32.1 million or 17.2% as compared to the quarter ended September 30, 2008.

The following is a reconciliation of net income to FFO available to Common Shares and Units for the nine months and quarters ended September 30, 2009 and 2008:

Funds From Operations

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2009 (3)	2008 (3)	2009 (3)	2008 (3)
Net income	$334,718	$474,646	$143,365	$187,125
Adjustments:
Net (income) loss attributable to Noncontrolling Interests:
Preference Interests and Units	(9)	(11)	(2)	(4)
Partially Owned Properties	391	(1,765)	317	(106)
Depreciation	438,726	417,662	147,477	145,382
Depreciation – Non-real estate additions	(5,569)	(6,057)	(1,777)	(1,976)
Depreciation – Partially Owned and Unconsolidated Properties	656	3,103	225	1,063
Net (gain) on sales of unconsolidated entities	(6,718)	-	(3,959)	-
Discontinued operations:
Depreciation	12,761	30,274	2,175	8,380
Net gain on sales of discontinued operations	(274,933)	(365,052)	(129,135)	(150,255)
Net incremental (loss) gain on sales of condominium units	(450)	(2,643)	(785)	447

FFO (1) (2)	499,573	550,157	157,901	190,056
Preferred distributions	(10,859)	(10,887)	(3,619)	(3,628)

FFO available to Common Shares and Units (1) (2)	$488,714	$539,270	$154,282	$186,428

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

(3)

Effective January 1, 2009, companies are required to retrospectively expense certain implied costs of the option value related to convertible debt. As a result, net income, FFO and FFO available to Common Shares and Units have all been reduced by approximately $7.2 million and $7.6 million for the nine months ended September 30, 2009 and 2008, respectively, and by approximately $2.2 million and $2.6 million for the quarters ended September 30, 2009 and 2008, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk has not changed materially from the amounts and information reported in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. See the Current Environment section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to market risk and the current economic environment. See also Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative and other fair value instruments.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of September 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company does not believe that there have been any material developments in the legal proceedings that were discussed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A.	Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Common Shares Issued in the Quarter Ended September 30, 2009

During the quarter ended September 30, 2009, the Company issued 1,811,968 Common Shares in exchange for 1,811,968 OP Units held by various limited partners of the Operating Partnership. OP Units are generally exchangeable into Common Shares of EQR on a one-for-one basis or, at the option of the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance. Some of these shares were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by the Company from the limited partners in connection with these transactions, the Company believes it may rely on this exemption.

Item 6.	Exhibits – See the Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date: November 5, 2009	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and
Chief Financial Officer

Date: November 5, 2009	By:	/s/ Ian S. Kaufman
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

Exhibit	Description	Location

31.1	Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2	Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of the Company.	Attached herein.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Financial Officer of the Company.	Attached herein.

101	XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.	Attached herein.