Form 10-K
period 2009-12-31
EQUITY RESIDENTIAL
filed 2010-02-25
CIK 906107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Shares held by non-affiliates of the Registrant was approximately $5.9 billion based upon the closing price on June 30, 2009 of $22.23 using beneficial ownership of shares rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting shares owned by Trustees and Executive Officers, some of who may not be held to be affiliates upon judicial determination.

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on February 19, 2010 was 281,884,878.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information to be contained in the Company’s definitive proxy statement, which the Company anticipates will be filed no later than April 15, 2010, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

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

EQR is the general partner of, and as of December 31, 2009 owned an approximate 95.2% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”). The Company is structured as an umbrella partnership REIT (“UPREIT”) under which all property ownership and related business operations are conducted through the Operating Partnership and its subsidiaries. References to the “Company” include EQR, the Operating Partnership and those entities owned or controlled by the Operating Partnership and/or EQR.

As of December 31, 2009, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 495 properties in 23 states and the District of Columbia consisting of 137,007 units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Units

Wholly Owned Properties	432	118,796
Partially Owned Properties:
Consolidated	27	5,530
Unconsolidated	34	8,086
Military Housing	2	4,595

	495	137,007

As of December 31, 2009, the Company has approximately 4,100 employees who provide real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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

Business Objectives and Operating Strategies

The Company seeks to maximize current income, capital appreciation of each property and the total return for its shareholders. The Company’s strategy for accomplishing these objectives includes:

•	Leveraging our size and scale in four critical ways:

•	Investing in apartment communities located in strategically targeted markets to maximize our total return on an enterprise level;

•	Meeting the needs of our residents by offering a wide array of product choices and a commitment to service;

•	Engaging, retaining and attracting the best employees by providing them with the education, resources and opportunities to succeed; and

•	Sharing resources and best practices in both property management and across the enterprise.

•	Owning a highly diversified portfolio in our target markets. Target markets are defined by a combination of the following criteria:

•	High barrier-to-entry markets where because of land scarcity or government regulation it is difficult or costly to build new apartment complexes leading to low supply;

•	Strong economic growth leading to high demand for apartments; and

•	Markets with an attractive quality of life leading to high demand and retention.

•

Giving residents reasons to stay with the Company by providing a range of product choices available in our diversified portfolio and by enhancing their experience with us through meticulous customer service by our employees and by providing various value-added services.

•	Being open and responsive to changes in the market in order to take advantage of investment opportunities that align with our long-term vision.

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

When evaluating potential acquisitions, developments and dispositions, the Company generally considers the following factors:

•	strategically targeted markets;

•	income levels and employment growth trends in the relevant market;

•	employment and household growth and net migration in the relevant market’s population;

•

barriers to entry that would limit competition (zoning laws, building permit availability, supply of undeveloped or developable real estate, local building costs and construction costs, among other factors);

•	the location, construction quality, age, condition and design of the property;

•	the current and projected cash flow of the property and the ability to increase cash flow;

•	the potential for capital appreciation of the property;

•	the terms of resident leases, including the potential for rent increases;

•	the potential for economic growth and the tax and regulatory environment of the community in which the property is located;

•	the occupancy and demand by residents for properties of a similar type in the vicinity (the overall market and submarket);

•	the prospects for liquidity through sale, financing or refinancing of the property;

•	the benefits of integration into existing operations;

•	purchase prices and yields of available existing stabilized properties, if any;

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

Debt and Equity Activity

Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Company’s Capital Structure chart as of December 31, 2009.

Major Debt and Equity Activities for the Years Ended December 31, 2009, 2008 and 2007

During 2009:

•

The Operating Partnership obtained $500.0 million of mortgage loan proceeds through the issuance of an 11 year (stated maturity date of July 1, 2020) cross-collateralized loan with an all-in fixed interest rate for 10 years at approximately 5.6% secured by 13 properties.

•	The Company issued 422,713 Common Shares pursuant to its Share Incentive Plans and received net proceeds of approximately $9.1 million.

•	The Company issued 324,394 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $5.3 million.

•

The Company issued 3,497,300 Common Shares at an average price of $35.38 per share for total consideration of $123.7 million pursuant to its At-The-Market (“ATM”) share offering program. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

•

The Company repurchased and retired 47,450 of its Common Shares at an average price of $23.69 per share for total consideration of $1.1 million. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

•	The Company repurchased $75.8 million of its 5.20% fixed rate tax-exempt notes.

•

The Company repurchased at par $105.2 million of its 4.75% fixed rate public notes due June 15, 2009. In addition, the Company repaid the remaining $122.2 million of its 4.75% fixed rate public notes at maturity. See Note 9 in the Notes to Consolidated Financial Statements for further discussion.

•

The Company repurchased $185.2 million at par and $21.7 million at a price of 106% of par of its 6.95% fixed rate public notes due March 2, 2011. See Note 9 in the Notes to Consolidated Financial Statements for further discussion.

•

The Company repurchased $146.1 million of its 6.625% fixed rate public notes due March 15, 2012 at a price of 108% of par. See Note 9 in the Notes to Consolidated Financial Statements for further discussion.

•

The Company repurchased $127.9 million of its 5.50% fixed rate public notes due October 1, 2012 at a price of 107% of par. See Note 9 in the Notes to Consolidated Financial Statements for further discussion.

•

The Company repurchased $17.5 million of its 3.85% convertible fixed rate public notes due August 15, 2026 (putable in 2011) at a price of 88.4% of par. In addition, the Company repurchased $48.5 million of these notes at par. See Note 9 in the Notes to Consolidated Financial Statements for further discussion.

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

•

The Company repurchased $72.6 million of its 4.75% fixed rate public notes due June 15, 2009 at a price of 99.0% of par. See Note 9 in the Notes to Consolidated Financial Statements for further discussion.

•

The Company repurchased $101.4 million of its 3.85% convertible fixed rate public notes due August 15, 2026 (putable in 2011) at a price of 82.3% of par. See Note 9 in the Notes to Consolidated Financial Statements for further discussion.

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

•

The Operating Partnership obtained a three-year (subject to two one-year extension options) $500.0 million senior unsecured credit facility (term loan) which generally incurs a variable interest rate of LIBOR plus a spread dependent upon the current credit rating on the Operating Partnership’s long-term unsecured debt. The Operating Partnership paid $1.1 million in upfront costs, which will be deferred and amortized over the three-year term. EQR has guaranteed the Operating Partnership’s term loan facility up to the maximum amount and for the full term of the facility.

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

During the first quarter of 2010 through February 19, 2010, the Company has issued approximately 1.1 million Common Shares at an average price of $33.87 per share for total consideration of approximately $35.8 million through the ATM share offering program.

As of the date of this filing, an unlimited amount of debt securities remains available for issuance by the Operating Partnership under a registration statement that became automatically effective upon filing with the SEC in December 2008 (under SEC regulations enacted in 2005, the registration statement automatically expires on December 21, 2011 and does not contain a maximum issuance amount). As of the date of this filing, an unlimited amount of equity securities remains available for issuance by the Company under a registration statement the SEC declared effective in December 2008 (under SEC regulations enacted in 2005, the registration statement automatically expires on December 15, 2011 and does not contain a maximum issuance amount).

In May 2002, the Company’s shareholders approved the Company’s 2002 Share Incentive Plan. In January 2003, the Company filed a Form S-8 registration statement to register 23,125,828 Common Shares under this plan. As of January 1, 2010, 22,091,629 shares are the maximum shares issuable under this plan. See Note 14 in the Notes to Consolidated Financial Statements for further discussion.

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

As of December 31, 2009, the amount available on the credit facility was $1.37 billion (net of $56.7 million which was restricted/dedicated to support letters of credit and net of the $75.0 million discussed above). As of December 31, 2008, the amount available on the credit facility was $1.29 billion (net of $130.0 million which was restricted/dedicated to support letters of credit and net of the $75.0 million discussed above). The Company did not draw on its revolving credit facility and had no balance outstanding at any time during the year ended December 31, 2009. During the year ended December 31, 2008, the weighted average interest rate was 4.31%.

Competition

All of the Company’s properties are located in developed areas that include other multifamily properties. The number of competitive multifamily properties in a particular area could have a material effect on the Company’s ability to lease units at the properties or at any newly acquired properties and on the rents charged. The Company may be competing with other entities that have greater resources than the Company and whose managers have more experience than the Company’s managers. In addition, other forms of rental properties and single family housing provide housing alternatives to potential residents of multifamily properties. See Item 1A. Risk Factors for additional information with respect to competition.

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

The occurrence of the events discussed in the following risk factors could adversely affect, possibly in a material manner, our business, financial condition or results of operations, which could adversely affect the value of our common shares of beneficial interest or preferred shares of beneficial interest (which we refer to collectively as “Shares”) and limited partnership interests in the Operating Partnership (“OP Units”). In this section, we refer to the Shares and the OP Units together as our “securities” and the investors who own Shares and/or OP Units as our “security holders”.

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

New Acquisitions and/or Development Projects May Fail to Perform as Expected and Competition for Acquisitions May Result in Increased Prices for Properties

We intend to actively acquire multifamily properties for rental operations as market conditions dictate. The Company also develops projects and currently has several properties under development. We may begin new development activities if conditions warrant. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or to complete a development property. Additionally, we expect that other major real estate investors with significant capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development efforts. This competition may increase prices for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. To the extent that we do develop more properties if conditions warrant, we expect to do so ourselves in addition to co-investing with our development partners. The total number of development units, costs of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation.

In connection with such government regulation, we may incur liability if our properties are not constructed and operated in compliance with the accessibility provisions of the Americans with Disabilities Acts, the Fair Housing Act or other federal, state or local requirements. Noncompliance could result in fines, subject us to lawsuits and require us to remediate or repair the noncompliance.

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

The Value of Investment Securities Could Result In Losses to the Company

From time to time, the Company holds investment securities that have a higher risk profile than the government obligations and bond funds, money market funds or bank deposits in which we generally invest. On occasion we may purchase securities of companies in our own industry as a means to invest funds. There may be times when we experience declines in the value of these investment securities, which may result in losses to the Company and our financial condition or results of operations could be adversely affected. Sometimes the cash we deposit at a bank exceeds the FDIC insurance limit resulting in risk to the Company of loss of funds if these banks fail.

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

Substantially all of our properties have been the subject of environmental assessments completed by qualified independent environmental consulting companies. While these environmental assessments have not revealed, nor are we aware of, any environmental liability that our management believes would have a material adverse effect on our business, results of operations, financial condition or liquidity, there can be no assurance that we will not incur such liabilities in the future.

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

Climate Change

To the extent that climate change does occur, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected.

In addition, developments in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us to spend more on our new development properties without a corresponding increase in revenue.

Insurance Policy Deductibles and Exclusions

In order to manage insurance costs, management has gradually increased deductible and self-insured retention amounts. As of December 31, 2009, the Company’s property insurance policy provides for a per occurrence deductible of $250,000 and self-insured retention of $5.0 million per occurrence, subject to a maximum annual aggregate self-insured retention of $7.5 million, with approximately 80% of any excess losses being covered by insurance. Any earthquake and named windstorm losses are subject to a deductible of 5% of the values of the buildings involved in the losses and are not subject to the aggregate self-insured retention. The Company’s general liability and worker’s compensation policies at December 31, 2009 provide for a $2.0 million and $1.0 million per occurrence deductible, respectively. These higher deductible and self-insured retention amounts do expose the Company to greater potential uninsured losses, but management believes the savings in insurance premium expense justify this potential increased exposure over the long-term. However, the potential impact of climate change and increased severe weather could cause a significant increase in insurance premiums and deductibles, particularly for our coastal properties, or a decrease in the availability of coverage, either of which could expose the Company to even greater uninsured losses which may adversely affect our financial condition or results of operations.

As a result of the terrorist attacks of September 11, 2001, property insurance carriers created exclusions for losses from terrorism from our “all risk” property insurance policies. As of December 31, 2009, the Company was insured for $500.0 million in terrorism insurance coverage, with a $100,000 deductible. This coverage excludes losses from nuclear, biological and chemical attacks. In the event of a terrorist attack impacting one or more of our properties, we could lose the revenues from the property, our capital investment in the property and possibly face liability claims from residents or others suffering injuries or losses. The Company believes, however, that the number of properties in and geographic diversity of its portfolio and its terrorism insurance coverage help to mitigate its exposure to the risks associated with potential terrorist attacks.

Debt Financing and Preferred Shares Could Adversely Affect Our Performance

General

Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Company’s total debt and unsecured debt summaries as of December 31, 2009.

In addition to debt, we have $208.8 million of combined liquidation value of outstanding preferred shares of beneficial interest with a weighted average dividend preference of 6.94% per annum as of December 31, 2009. Our use of debt and preferred equity financing creates certain risks, including the following:

Disruptions in the Financial Markets Could Adversely Affect Our Ability to Obtain Debt Financing and Impact our Acquisitions and Dispositions

Dislocations and liquidity disruptions in capital and credit markets could impact liquidity in the debt markets, resulting in financing terms that are less attractive to us and/or the unavailability of certain types of debt financing. Should the capital and credit markets experience volatility and the availability of funds again become limited, or be available only on unattractive terms, we will incur increased costs associated with issuing debt instruments. In addition, it is possible that our ability to access the capital and credit markets may be limited or precluded by these or other factors at a time when we would like, or need, to do so, which would adversely impact our ability to refinance maturing debt and/or react to changing economic and business conditions. Disruptions in the floating rate tax-exempt bond market (where interest rates reset weekly) and in the credit market’s perception of Fannie Mae and Freddie Mac, which guarantee and provide liquidity for these bonds, have been experienced in the past and may be experienced in the future and could result in an increase in interest rates on these debt obligations. These bonds could also be put to our consolidated subsidiaries if Fannie Mae or Freddie Mac fail to satisfy their guaranty obligations. While this obligation is in almost all cases non-recourse to us, this could cause the Company to have to repay these obligations on short notice or risk foreclosure actions on the collateralized assets. Furthermore, while we believe Fannie Mae and Freddie Mac will continue to provide liquidity to our sector, should they discontinue doing so, have their mandates changed or reduced or be disbanded or reorganized by the government, it would significantly reduce our access to debt capital and/or increase borrowing costs and would significantly reduce our sales of assets. Uncertainty in the credit markets could negatively impact our ability to make acquisitions and make it more difficult or not possible for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. Potential continued disruptions in the financial markets could also have other unknown adverse effects on us or the economy generally and may cause the price of our Common Shares to fluctuate significantly and/or to decline.

Non-Performance by Our Counterparties Could Adversely Affect Our Performance

Although we have not experienced any material counterparty non-performance, disruptions in financial and credit markets could, among other things, impede the ability of our counterparties to perform on their contractual obligations. There are multiple financial institutions that are individually committed to lend us varying amounts as part of our revolving credit facility. Should any of these institutions fail to fund their committed amounts when contractually required, our financial condition could be adversely affected. Should several of these institutions fail to fund, we could experience significant financial distress. One of the financial institutions, with a commitment of $75.0 million, declared bankruptcy in 2008 and it is unlikely that they will honor their financial commitment. Our borrowing capacity under the credit facility has in essence been permanently reduced to $1.425 billion.

The Company also has several assets under development with joint venture partners which were financed by financial institutions that have experienced varying degrees of distress in the past and could experience similar distress as economic conditions change. If one or more of these lenders fail to fund when contractually required, the Company or its joint venture partner may be unable to complete construction of its development properties. Further, the Company’s joint venture partners may experience financial distress and to the extent they do not meet their obligations to us or our joint ventures with them, we may be adversely affected. In addition, the Company relies on third party insurance providers for its property, general liability and worker’s compensation insurance. While there has yet to be any non-performance by these major insurance providers, should any of them experience liquidity issues or other financial distress, it could negatively impact the Company.

A Significant Downgrade in Our Credit Ratings Could Adversely Affect Our Performance

A significant downgrade in our credit ratings, while not affecting our ability to draw proceeds under the revolving credit facility, would cause our borrowing costs to increase under the facility and impact our ability to borrow secured and unsecured debt by increasing borrowing costs, or otherwise limit our access to capital. In addition, a downgrade below investment grade would require us to post cash collateral and/or letters of credit in favor of some of our secured lenders to cover our self-insured property and liability insurance deductibles.

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

Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Company’s debt maturity schedule as of December 31, 2009.

Financial Covenants Could Adversely Affect the Company’s Financial Condition

The mortgages on our properties may contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. In addition, our unsecured credit facilities contain certain restrictions, requirements and other limitations on our ability to incur debt. The indentures under which a substantial portion of our unsecured debt was issued also contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios, as well as limitations on our ability to incur secured and unsecured debt (including acquisition financing), and to sell all or substantially all of our assets. Our credit facilities and indentures are cross-defaulted and also contain cross default provisions with other material debt. The Company believes it was in compliance with its unsecured public debt covenants for both the years ended December 31, 2009 and 2008.

Some of the properties were financed with tax-exempt bonds that contain certain restrictive covenants or deed restrictions. We have retained an independent outside consultant to monitor compliance with the restrictive covenants and deed restrictions that affect these properties. If these bond compliance requirements restrict our ability to increase our rental rates to low or moderate-income residents, or eligible/qualified residents, then our income from these properties may be limited. Generally, we believe that the interest rate benefit attendant to properties with tax-exempt bonds more than outweighs any loss of income due to restrictive covenants or deed restrictions.

Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing

Our consolidated debt-to-total market capitalization ratio was 48.1% as of December 31, 2009. Our degree of leverage could have important consequences to security holders. For example, the degree of leverage could affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, making us more vulnerable to a downturn in business or the economy in general.

Rising Interest Rates Could Adversely Affect Cash Flow

Advances under our credit facilities bear interest at variable rates based upon LIBOR at various interest periods, plus a spread dependent upon the Operating Partnership’s credit rating, or based upon bids received from the lending group. Certain public issuances of our senior unsecured debt instruments may also, from time to time, bear interest at floating rates. We may also borrow additional money with variable interest rates in the future. Increases in interest rates would increase our interest expense under these debt instruments and would increase the costs of refinancing existing debt and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and make distributions to security holders.

Derivatives and Hedging Activity Could Adversely Affect Cash Flow

In the normal course of business, we use derivatives to hedge our exposure to interest rate volatility on debt instruments, including hedging for future debt issuances. There can be no assurance that these hedging arrangements will have the desired beneficial impact. These arrangements, which can include a number of counterparties, may expose us to additional risks, including failure of any of our counterparties to perform under these contracts, and may involve extensive costs, such as transaction fees or breakage costs, if we terminate them. No strategy can completely insulate us from the risks associated with interest rate fluctuations.

We Depend on Our Key Personnel

We depend on the efforts of the Chairman of our Board of Trustees, Samuel Zell, and our executive officers, particularly David J. Neithercut, our President and Chief Executive Officer (“CEO”). If they resign or otherwise cease to be employed by us, our operations could be temporarily adversely affected. Mr. Zell has entered into retirement benefit and noncompetition agreements with the Company.

Control and Influence by Significant Shareholders Could Be Exercised in a Manner Adverse to Other Shareholders

The consent of certain affiliates of Mr. Zell is required for certain amendments to the Sixth Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the “Partnership Agreement”). As a result of their security ownership and rights concerning amendments to the Partnership Agreement, the security holders referred to herein may have influence over the Company. Although to the Company’s knowledge these security holders have not agreed to act together on any matter, they would be in a position to exercise even more influence over the Company’s affairs if they were to act together in the future. This influence could conceivably be exercised in a manner that is inconsistent with the interests of other security holders. For additional information regarding the security ownership of our trustees, including Mr. Zell, and our executive officers, see the Company’s definitive proxy statement.

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

Our Success as a REIT Is Dependent on Compliance with Federal Income Tax Requirements

Our Failure to Qualify as a REIT Would Have Serious Adverse Consequences to Our Security Holders

We believe that we have qualified for taxation as a REIT for federal income tax purposes since our taxable year ended December 31, 1992 based, in part, upon opinions of tax counsel received whenever we have issued equity securities or engaged in significant merger transactions. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We cannot, therefore, guarantee that we have qualified or will qualify in the future as a REIT. The determination that we are a REIT requires an analysis of various factual matters that may not be totally within our control. For example, to qualify as a REIT, our gross income must generally come from rental and other real estate or passive related sources that are itemized in the REIT tax laws. We are also required to distribute to security holders at least 90% of our REIT taxable income excluding capital gains. The fact that we hold our assets through ERP Operating Limited Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize our REIT status. In addition, Congress and the IRS have recently liberalized the REIT qualification rules to permit REITs in certain circumstances to pay a monetary penalty for inadvertent mistakes rather than lose REIT status.

If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified from taxation as a REIT for four years following the year in which we failed to qualify as a REIT. If we fail to qualify as a REIT, we would have to pay significant income taxes. We, therefore, would have less money available for investments or for distributions to security holders. This would likely have a significant adverse effect on the value of our securities. In addition, we would no longer be required to make any distributions to security holders. Even if we qualify as a REIT, we are and will continue to be subject to certain federal, state and local taxes on our income and property. In addition, our corporate housing business and condominium conversion business, which are conducted through taxable REIT subsidiaries, generally will be subject to federal and state income tax at regular corporate rates to the extent they have taxable income.

We Could Be Disqualified as a REIT or Have to Pay Taxes if Our Merger Partners Did Not Qualify as REITs

If any of our prior merger partners had failed to qualify as a REIT throughout the duration of their existence, then they might have had undistributed “C corporation earnings and profits” at the time of their merger with us. If that was the case and we did not distribute those earnings and profits prior to the end of the year in which the merger took place, we might not qualify as a REIT. We believe based, in part, upon opinions of legal counsel received pursuant to the terms of our merger agreements as well as our own investigations, among other things, that each of our prior merger partners qualified as a REIT and that, in any event, none of them had any undistributed “C corporation earnings and profits” at the time of their merger with us. If any of our prior merger partners failed to qualify as a REIT, an additional concern would be that they could have been required to recognize taxable gain at the time they merged with us. We would be liable for the tax on such gain. We also could have to pay corporate income tax on any gain existing at the time of the applicable merger on assets acquired in the merger if the assets are sold within ten years of the merger.

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

Tax Elections Regarding Distributions May Impact Future Liquidity of the Company

During 2008 and 2009, we did make, and under certain circumstances may consider making again in the future, a tax election to treat future distributions to shareholders as distributions in the current year. This election, which is provided for in the REIT tax code, may allow us to avoid increasing our dividends or paying additional income taxes in the current year. However, this could result in a constraint on our ability to decrease our dividends in future years without creating risk of either violating the REIT distribution requirements or generating additional income tax liability.

Federal Income Tax Considerations

General

The following discussion summarizes the federal income tax considerations material to a holder of common shares. It is not exhaustive of all possible tax considerations. For example, it does not give a detailed discussion of any state, local or foreign tax considerations. The following discussion also does not address all tax matters that may be relevant to prospective shareholders in light of their particular circumstances. Moreover, it does not address all tax matters that may be relevant to shareholders who are subject to special treatment under the tax laws, such as insurance companies, tax-exempt entities, financial institutions or broker-dealers, foreign corporations, persons who are not citizens or residents of the United States and persons who own shares through a partnership or other entity treated as a flow-through entity for federal income tax purposes.

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

We will be subject to federal income tax at regular corporate rates upon our REIT taxable income or capital gains that we do not distribute to our shareholders. In addition, we will be subject to a 4% excise tax if we do not satisfy specific REIT distribution requirements. We could also be subject to the “alternative minimum tax” on our items of tax preference. In addition, any net income from “prohibited transactions” (i.e., dispositions of property, other than property held by a taxable REIT subsidiary, held primarily for sale to customers in the ordinary course of business) will be subject to a 100% tax. We could also be subject to a 100% penalty tax on certain payments received from or on certain expenses deducted by a taxable REIT subsidiary if any such transaction is not respected by the Internal Revenue Service. If we fail to satisfy the 75% gross income test or the 95% gross income test (described below) but have maintained our qualification as a REIT because we satisfied certain other requirements, we will still generally be subject to a 100% penalty tax on the taxable income attributable to the gross income that caused the income test failure. If we fail to satisfy any of the REIT asset tests (described below) by more than a de minimis amount, due to reasonable cause, and we nonetheless maintain our REIT qualification because of specified cure provisions, we will be required to pay a tax equal to the greater of $50,000 or the highest marginal corporate tax rate multiplied by the net income generated by the non-qualifying assets. If we fail to satisfy any provision of the Internal Revenue Code that would result in our failure to qualify as a REIT (other than a violation of the REIT gross income or asset tests described below) and the violation is due to reasonable cause, we may retain our REIT qualification but we will be required to pay a penalty of $50,000 for each such failure. Moreover, we may be subject to taxes in certain situations and on certain transactions that we do not presently contemplate.

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

(3)

Except for securities included in item 1 above, equity investments in other REITs, qualified REIT subsidiaries (i.e., corporations owned 100% by a REIT that are not TRSs or REITs), or taxable REIT subsidiaries: (a) the value of any one issuer’s securities owned by us may not exceed 5% of the value of our total assets and (b) we may not own securities representing more than 10% of the voting power or value of the outstanding securities of any one issuer; and

(4)	Not more than 25% of the value of our total assets may be represented by securities of one or more taxable REIT subsidiaries.

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

State and Local Taxes. We may be subject to state or local taxation in various jurisdictions, including those in which we transact business or reside. Generally REITs have seen increases in state and local taxes in recent years. Our state and local tax treatment may not conform to the federal income tax treatment discussed above. Consequently, prospective shareholders should consult their own tax advisors regarding the effect of state and local tax laws on an investment in common shares.

Taxation of Domestic Shareholders Subject to U.S. Tax

General. If we qualify as a REIT, distributions made to our taxable domestic shareholders with respect to their common shares, other than capital gain distributions and distributions attributable to taxable REIT subsidiaries, will be treated as ordinary income to the extent that the distributions come out of earnings and profits. These distributions will not be eligible for the dividends received deduction for shareholders that are corporations nor will they constitute “qualified dividend income” under the Internal Revenue Code, meaning that such dividends will be taxed at marginal rates applicable to ordinary income rather than the special capital gain rates currently applicable to qualified dividend income distributed to shareholders who satisfy applicable holding period requirements. In determining whether distributions are out of earnings and profits, we will allocate our earnings and profits first to preferred shares and second to the common shares. The portion of ordinary dividends which represent ordinary dividends we receive from a TRS, will be designated as “qualified dividend income” to REIT shareholders and are currently (for the 2010 tax year) eligible for preferential tax rates if paid to our non-corporate shareholders.

To the extent we make distributions to our taxable domestic shareholders in excess of our earnings and profits, such distributions will be considered a return of capital. Such distributions will be treated as a tax-free distribution and will reduce the tax basis of a shareholder’s common shares by the amount of the distribution so treated. To the extent such distributions cumulatively exceed a taxable domestic shareholder’s tax basis, such distributions are taxable as gain from the sale of shares. Shareholders may not include in their individual income tax returns any of our net operating losses or capital losses.

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

Generally, we will classify a portion of our designated capital gain dividends as a 15% rate gain distribution and the remaining portion as an unrecaptured Section 1250 gain distribution. A 15% rate gain distribution would be taxable to taxable domestic shareholders that are individuals, estates or trusts at a maximum rate of 15% (which 15% rate is currently scheduled to increase to 20% for taxable years beginning on and after January 1, 2011). An unrecaptured Section 1250 gain distribution would be taxable to taxable domestic shareholders that are individuals, estates or trusts at a maximum rate of 25%.

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

We expect to withhold United States income tax at the rate of 30% on any such distributions made to a foreign shareholder unless:

(a)	a lower treaty rate applies and any required form or certification evidencing eligibility for that reduced rate is filed with us; or

(b)	the foreign shareholder files an IRS Form W-8ECI with us claiming that the distribution is effectively connected income.

If such distribution is in excess of our current or accumulated earnings and profits, it will not be taxable to a foreign shareholder to the extent that the distribution does not exceed the adjusted basis of the shareholder’s common shares. Instead, the distribution will reduce the adjusted basis of the common shares. To the extent that the distribution exceeds the adjusted basis of the common shares, it will give rise to gain from the sale or exchange of the shareholder’s common shares. The tax treatment of this gain is described below.

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

Any capital gain dividend with respect to any class of our stock which is “regularly traded” on an established securities market, will be treated as an ordinary dividend described above, if the foreign shareholder did not own more than 5% of such class of stock at any time during the one year period ending on the date of the distribution. Foreign shareholders generally will not be required to report such distributions received from us on U.S. federal income tax returns and all distributions treated as dividends for U.S. federal income tax purposes, including any capital gain dividends, will be subject to a 30% U.S. withholding tax (unless reduced or eliminated under an applicable income tax treaty), as described above. In addition, the branch profits tax will no longer apply to such distributions.

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

Although the law is not entirely clear on the matter, it appears that amounts we designate as undistributed capital gains in respect of the common shares held by U.S. shareholders would be treated with respect to foreign shareholders in the same manner as actual distributions of capital gain dividends. Under that approach, foreign shareholders would be able to offset as a credit against their United States federal income tax liability their proportionate share of the tax paid by us on these undistributed capital gains. In addition, if timely requested, foreign shareholders might be able to receive from the IRS a refund to the extent their proportionate share of the tax paid by us were to exceed their actual United States federal income tax liability.

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

As of December 31, 2009, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 495 properties in 23 states and the District of Columbia consisting of 137,007 units. The Company’s properties are summarized by building type in the following table:

Type	Properties	Units	Average Units

Garden	413	112,961	274
Mid/High-Rise	80	19,451	243
Military Housing	2	4,595	2,298

Total	495	137,007

The Company’s properties are summarized by ownership type in the following table:

	Properties	Units

Wholly Owned Properties	432	118,796
Partially Owned Properties:
Consolidated	27	5,530
Unconsolidated	34	8,086
Military Housing	2	4,595

	495	137,007

The following table sets forth certain information by market relating to the Company’s properties at December 31, 2009:

PORTFOLIO SUMMARY

	Markets	Properties	Units	% of Total Units	% of 2010 Stabilized NOI	Average Rental Rate (1)
1	DC Northern Virginia	27	9,107	6.6%	10.1%	$1,643
2	New York Metro Area	23	6,410	4.7%	9.5%	2,493
3	South Florida	39	13,013	9.5%	9.2%	1,262
4	Boston	36	6,503	4.7%	8.4%	2,057
5	Los Angeles	36	7,463	5.4%	7.9%	1,666
6	Seattle/Tacoma	47	10,645	7.8%	6.6%	1,234
7	San Francisco Bay Area	33	6,239	4.6%	5.7%	1,611
8	Phoenix	41	11,769	8.6%	5.2%	840
9	San Diego	14	4,491	3.3%	5.0%	1,610
10	Denver	23	7,963	5.8%	4.9%	1,002
11	Suburban Maryland	22	6,088	4.4%	4.8%	1,283
12	Orlando	26	8,042	5.9%	4.4%	968
13	Inland Empire, CA	14	4,519	3.3%	3.6%	1,301
14	Orange County, CA	10	3,307	2.4%	3.3%	1,482
15	Atlanta	23	7,157	5.2%	3.1%	904
16	New England (excluding Boston)	19	3,477	2.5%	2.0%	1,120
17	Jacksonville	12	3,951	2.9%	1.8%	851
18	Portland, OR	10	3,417	2.5%	1.6%	924
19	Tampa	9	2,878	2.1%	1.2%	893
20	Raleigh/Durham	6	1,584	1.2%	0.6%	734

	Top 20 Total	470	128,023	93.4%	98.9%	1,316

21	Central Valley, CA	5	804	0.6%	0.4%	984
22	Dallas/Ft. Worth	4	843	0.6%	0.1%	722
23	Other EQR	12	2,739	2.0%	0.6%	873

	Total	491	132,409	96.6%	100.0%	1,301

	Condominium Conversion	2	3	—	—	—
	Military Housing	2	4,595	3.4%	—	—

	Grand Total	495	137,007	100.0%	100.0%	$1,301

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the month of December 2009.

The Company’s properties had an average occupancy of approximately 93.9% at December 31, 2009. Certain of the Company’s properties are encumbered by mortgages and additional detail can be found on Schedule III – Real Estate and Accumulated Depreciation. Resident leases are generally for twelve months in length and can require security deposits. The garden-style properties are generally defined as properties with two and/or three story buildings while the mid-rise/high-rise are defined as properties with greater than three story buildings. These two property types typically provide residents with amenities, which may include a clubhouse, swimming pool, laundry facilities and cable television access. Certain of these properties offer additional amenities such as saunas, whirlpools, spas, sports courts and exercise rooms or other amenities. The military housing properties are defined as those properties located on military bases.

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

The properties currently in various stages of development at December 31, 2009 are included in the following table:

Consolidated Development Projects as of December 31, 2009

(Amounts in thousands except for project and unit amounts)

Projects	Location	No. of Units	Total Capital Cost (1)	Total Book Value to Date	Total Book Value Not Placed in Service	Total Debt		Percentage Completed	Percentage Leased	Percentage Occupied	Estimated Completion Date	Estimated Stabilization Date

Projects Under Development – Wholly Owned:

70 Greene (a.k.a. 77 Hudson)	Jersey City, NJ	480	$269,958	$264,663	$264,663	$—		98%	57%	53%	Q1 2010	Q1 2011

Red 160 (a.k.a. Redmond Way)	Redmond, WA	250	84,382	51,920	51,920	—		62%	—	—	Q1 2011	Q1 2012

Projects Under Development – Wholly Owned		730	354,340	316,583	316,583	—

Projects Under Development – Partially Owned:

The Brooklyner (a.k.a. 111 Lawrence St.)	Brooklyn, NY	490	283,968	227,882	227,882	105,217		85%	13%	2%	Q3 2010	Q3 2011

Westgate	Pasadena, CA	480	170,558	124,514	124,514	163,160	(2)	70%	11%	5%	Q2 2011	Q2 2012

Projects Under Development – Partially Owned		970	454,526	352,396	352,396	268,377

Projects Under Development		1,700	808,866	668,979	668,979	268,377	(3)

Completed Not Stabilized – Wholly Owned (4):

Third Square (a.k.a. 303 Third) (5)	Cambridge, MA	482	257,457	256,263	—	—			81%	78%	Completed	Q3 2010

Reserve at Town Center II	Mill Creek, WA	100	24,464	20,591	—	—			69%	60%	Completed	Q3 2010

Reunion at Redmond Ridge	Redmond, WA	321	53,175	53,151	—	—			54%	52%	Completed	Q1 2011

Projects Completed Not Stabilized – Wholly Owned		903	335,096	330,005	—	—

Completed Not Stabilized – Partially Owned (4):

Veridian (a.k.a. Silver Spring)	Silver Spring, MD	457	149,962	149,289	—	113,282			97%	95%	Completed	Q1 2010

Montclair Metro	Montclair, NJ	163	48,730	45,076	—	33,434			49%	40%	Completed	Q3 2010

Red Road Commons	South Miami, FL	404	128,816	125,460	—	72,249			82%	78%	Completed	Q4 2010

Projects Completed Not Stabilized – Partially Owned		1,024	327,508	319,825	—	218,965

Projects Completed Not Stabilized		1,927	662,604	649,830	—	218,965

Completed and Stabilized During the Quarter – Wholly Owned:

Mosaic at Metro	Hyattsville, MD	260	59,733	59,643	—	45,418			96%	95%	Completed	Stabilized

Projects Completed and Stabilized During the Quarter – Wholly Owned		260	59,733	59,643	—	45,418

Completed and Stabilized During the Quarter – Partially Owned:

1401 S. State (a.k.a. City Lofts)	Chicago, IL	278	68,923	68,455	—	52,125			93%	91%	Completed	Stabilized

Projects Completed and Stabilized During the Quarter – Partially Owned		278	68,923	68,455	—	52,125

Projects Completed and Stabilized During the Quarter		538	128,656	128,098	—	97,543

Total Projects		4,165	$1,600,126	$1,446,907	$668,979	$584,885

Land Held for Development		N/A	N/A	$252,320	$252,320	$34,876

(1)	Total capital cost represents estimated development cost for projects under development and/or developed and all capitalized costs incurred to date plus any estimates of costs remaining to be funded for all projects, all in accordance with GAAP.
(2)	Debt is primarily tax-exempt bonds that are entirely outstanding with $47.4 million held in escrow by the lender and released as draw requests are made. This escrowed amount is classified as “Deposits – restricted” in the consolidated balance sheets at December 31, 2009.
(3)	Of the approximately $139.9 million of capital cost remaining to be funded at December 31, 2009 for projects under development, $102.1 million will be funded by fully committed third party bank loans and the remaining $37.8 million will be funded by cash on hand.
(4)	Properties included here are substantially complete. However, they may still require additional exterior and interior work for all units to be available for leasing.
(5)	Third Square – Both the percentage leased and percentage occupied reflect the full 482 units included in phases I and II. Phase I is 96% leased and 94% occupied. Phase II is 58% leased and 53% occupied.

Item 3.	Legal Proceedings

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit and as a result, no amounts have been accrued at December, 31, 2009. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

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

	Sales Price
	High	Low	Closing	Distributions
2009
Fourth Quarter Ended December 31, 2009	$36.38	$27.54	$33.78	$0.3375
Third Quarter Ended September 30, 2009	$33.06	$18.80	$30.70	$0.3375
Second Quarter Ended June 30, 2009	$26.24	$17.73	$22.23	$0.4825
First Quarter Ended March 31, 2009	$29.87	$15.68	$18.35	$0.4825

2008
Fourth Quarter Ended December 31, 2008	$43.76	$21.27	$29.82	$0.4825
Third Quarter Ended September 30, 2008	$49.00	$36.84	$44.41	$0.4825
Second Quarter Ended June 30, 2008	$44.89	$37.76	$38.27	$0.4825
First Quarter Ended March 31, 2008	$43.78	$31.07	$41.49	$0.4825

The number of record holders of Common Shares at February 19, 2010 was approximately 3,400. The number of outstanding Common Shares as of February 19, 2010 was 281,884,878.

Unregistered Common Shares Issued in the Quarter Ended December 31, 2009

During the quarter ended December 31, 2009, the Company issued 234,973 Common Shares in exchange for 234,973 OP Units held by various limited partners of the Operating Partnership. OP Units are generally exchangeable into Common Shares of EQR on a one-for-one basis or, at the option of the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance. Some of these shares were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by the Company from the limited partners in connection with these transactions, the Company believes it may rely on these exemptions.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to the Company’s Common Shares that may be issued under its existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a) (1)	(b) (1)	(c) (2)

Equity compensation plans approved by shareholders	11,349,750	$32.03	9,857,325

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

(1)

The amounts shown in columns (a) and (b) of the above table do not include 954,366 outstanding Common Shares (all of which are restricted and subject to vesting requirements) that were granted under the Company’s Amended and Restated 1993 Share Option and Share Award Plan, as amended (the “1993

Plan”) and the Company’s 2002 Share Incentive Plan, as restated (the “2002 Plan”) and outstanding Common Shares that have been purchased by employees and trustees under the Company’s ESPP.
(2)	Includes 6,295,992 Common Shares that may be issued under the 2002 Plan, of which only 25% may be in the form of restricted shares, and 3,561,333 Common Shares that may be sold to employees and trustees under the ESPP.

The aggregate number of securities available for issuance (inclusive of restricted shares previously granted and outstanding and shares underlying outstanding options) under the 2002 Plan equals 7.5% of the Company’s outstanding Common Shares, calculated on a fully diluted basis, determined annually on the first day of each calendar year. On January 1, 2010, this amount equaled 22,091,629, of which 6,295,992 shares were available for future issuance. No awards may be granted under the 2002 Plan after February 20, 2012.

Item 6.	Selected Financial Data

The following table sets forth selected financial and operating information on a historical basis for the Company. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating and balance sheet data have been derived from the historical financial statements of the Company. All amounts have also been restated in accordance with the guidance on discontinued operations, noncontrolling interests and convertible debt. Certain capitalized terms as used herein are defined in the Notes to Consolidated Financial Statements.

CONSOLIDATED HISTORICAL FINANCIAL INFORMATION

(Financial information in thousands except for per share and property data)

	Year Ended December 31,
	2009 (3)	2008 (3)	2007 (3)	2006 (3)	2005
OPERATING DATA:

Total revenues from continuing operations	$1,943,711	$1,975,669	$1,824,046	$1,584,944	$1,303,188

Interest and other income	$16,684	$33,515	$20,037	$30,785	$68,220

Income (loss) from continuing operations	$28,031	$(12,823)	$21,053	$(5,937)	$70,458

Discontinued operations, net	$353,998	$449,236	$1,026,303	$1,153,554	$860,788

Net income	$382,029	$436,413	$1,047,356	$1,147,617	$931,246

Net income available to Common Shares	$347,794	$393,115	$951,242	$1,028,381	$807,792

Earnings per share – basic:
Income (loss) from continuing operations available to Common Shares	$0.05	$(0.10)	$(0.04)	$(0.17)	$0.02

Net income available to Common Shares	$1.27	$1.46	$3.40	$3.55	$2.83

Weighted average Common Shares outstanding	273,609	270,012	279,406	290,019	285,760

Earnings per share – diluted:
Income (loss) from continuing operations available to Common Shares	$0.05	$(0.10)	$(0.04)	$(0.17)	$0.02

Net income available to Common Shares	$1.27	$1.46	$3.40	$3.55	$2.79

Weighted average Common Shares outstanding	290,105	270,012	279,406	290,019	310,785

Distributions declared per Common Share outstanding	$1.64	$1.93	$1.87	$1.79	$1.74

BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$18,465,144	$18,690,239	$18,333,350	$17,235,175	$16,590,370
Real estate, after accumulated depreciation	$14,587,580	$15,128,939	$15,163,225	$14,212,695	$13,702,230
Total assets	$15,417,515	$16,535,110	$15,689,777	$15,062,219	$14,108,751
Total debt	$9,392,570	$10,483,942	$9,478,157	$8,017,008	$7,591,073
Redeemable Noncontrolling Interests - Operating Partnership	$258,280	$264,394	$345,165	$509,310	$433,927
Total Noncontrolling Interests	$127,174	$163,349	$188,605	$224,783	$234,815
Total Shareholders’ equity	$5,047,339	$4,905,356	$4,917,370	$5,602,236	$5,148,781

OTHER DATA:
Total properties (at end of period)	495	548	579	617	926
Total apartment units (at end of period)	137,007	147,244	152,821	165,716	197,404

Funds from operations available to Common Shares and Units – basic (1) (2)	$615,505	$618,372	$713,412	$712,524	$784,625

Cash flow provided by (used for):
Operating activities	$672,462	$755,252	$793,232	$755,774	$698,531
Investing activities	$103,579	$(344,028)	$(200,749)	$(259,780)	$(592,201)
Financing activities	$(1,473,547)	$428,739	$(801,929)	$(324,545)	$(101,007)

(1)

The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) (April 2002 White Paper) as net income (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The April 2002 White Paper states that gain or loss on sales of property is excluded from FFO for previously depreciated operating properties only. Once the Company commences the conversion of units to condominiums, it simultaneously discontinues depreciation of such property. FFO available to Common Shares and Units is calculated on a basis consistent with net income available to Common Shares and reflects adjustments to net income for preferred distributions and premiums on redemption of preferred shares in accordance with accounting principles generally accepted in the United States. The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units are collectively referred to as the

“Noncontrolling Interests – Operating Partnership”. Subject to certain restrictions, the Noncontrolling Interests – Operating Partnership may exchange their OP Units for EQR Common Shares on a one-for-one basis. See Item 7 for a reconciliation of net income to FFO and FFO available to Common Shares and Units.

(2)	The Company believes that FFO and FFO available to Common Shares and Units are helpful to investors as supplemental measures of the operating performance of a real estate company, because they are recognized measures of performance by the real estate industry and by excluding gains or losses related to dispositions of depreciable property and excluding real estate depreciation (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO and FFO available to Common Shares and Units can help compare the operating performance of a company’s real estate between periods or as compared to different companies. FFO and FFO available to Common Shares and Units do not represent net income, net income available to Common Shares or net cash flows from operating activities in accordance with GAAP. Therefore, FFO and FFO available to Common Shares and Units should not be exclusively considered as alternatives to net income, net income available to Common Shares or net cash flows from operating activities as determined by GAAP or as measures of liquidity. The Company’s calculation of FFO and FFO available to Common Shares and Units may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.
(3)	Effective January 1, 2009, companies are required to retrospectively expense certain implied costs of the option value related to convertible debt. As a result, net income, net income available to Common Shares and FFO available to Common Shares and Units – basic have all been reduced by approximately $10.6 million, $13.3 million, $10.1 million and $3.6 million for the years ended December 31, 2009, 2008, 2007 and 2006, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of the Company should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Company’s ability to control the Operating Partnership and its subsidiaries other than entities owning interests in the Partially Owned Properties – Unconsolidated and certain other entities in which the Company has investments, the Operating Partnership and each such subsidiary entity has been consolidated with the Company for financial reporting purposes. Capitalized terms used herein and not defined are as defined elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2009.

Forward-Looking Statements

Forward-looking statements in this Item 7 as well as elsewhere in this Annual Report on Form 10-K are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, projections and assumptions made by management. While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Many of these uncertainties and risks are difficult to predict and beyond management’s control. Forward-looking statements are not guarantees of future performance, results or events. The forward-looking statements contained herein are made as of the date hereof and the Company undertakes no obligation to update or supplement these forward-looking statements. Factors that might cause such differences include, but are not limited to the following:

•

We intend to actively acquire multifamily properties for rental operations as market conditions dictate. The Company also develops projects and currently has several properties under development. We may begin new development activities if conditions warrant. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or to complete a development property. Additionally, we expect that other major real estate investors with significant capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development efforts. This competition may increase prices for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. To the extent that we do develop more properties if conditions warrant, we expect to do so ourselves in addition to co-investing with our development partners. The total number of development units, costs of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation;

•	Debt financing and other capital required by the Company may not be available or may only be available on adverse terms;

•	Labor and materials required for maintenance, repair, capital expenditure or development may be more expensive than anticipated;

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

The Company is one of the largest publicly traded real estate companies and is the largest publicly traded owner of multifamily properties in the United States (based on the aggregate market value of its outstanding Common Shares, the number of apartment units wholly owned and total revenues earned). The Company’s corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices throughout the United States. As of December 31, 2009, the Company has approximately 4,100 employees who provide real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

EQR is the general partner of, and as of December 31, 2009 owned an approximate 95.2% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”). The Company is structured as an umbrella partnership REIT (“UPREIT”) under which all property ownership and related business operations are conducted through the Operating Partnership and its subsidiaries. References to the “Company” include EQR, the Operating Partnership and those entities owned or controlled by the Operating Partnership and/or EQR.

Business Objectives and Operating Strategies

The Company seeks to maximize current income, capital appreciation of each property and the total return for its shareholders. The Company’s strategy for accomplishing these objectives includes:

•	Leveraging our size and scale in four critical ways:

•	Investing in apartment communities located in strategically targeted markets to maximize our total return on an enterprise level;

•	Meeting the needs of our residents by offering a wide array of product choices and a commitment to service;

•	Engaging, retaining and attracting the best employees by providing them with the education, resources and opportunities to succeed; and

•	Sharing resources and best practices in both property management and across the enterprise.

•	Owning a highly diversified portfolio in our target markets. Target markets are defined by a combination of the following criteria:

•	High barrier-to-entry markets where because of land scarcity or government regulation it is difficult or costly to build new apartment complexes leading to low supply;

•	Strong economic growth leading to high demand for apartments; and

•	Markets with an attractive quality of life leading to high demand and retention.

•

Giving residents reasons to stay with the Company by providing a range of product choices available in our diversified portfolio and by enhancing their experience with us through meticulous customer service by our employees and by providing various value-added services.

•	Being open and responsive to changes in the market in order to take advantage of investment opportunities that align with our long-term vision.

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

When evaluating potential acquisitions, developments and dispositions, the Company generally considers the following factors:

•	strategically targeted markets;

•	income levels and employment growth trends in the relevant market;

•	employment and household growth and net migration in the relevant market’s population;

•

barriers to entry that would limit competition (zoning laws, building permit availability, supply of undeveloped or developable real estate, local building costs and construction costs, among other factors);

•	the location, construction quality, age, condition and design of the property;

•	the current and projected cash flow of the property and the ability to increase cash flow;

•	the potential for capital appreciation of the property;

•	the terms of resident leases, including the potential for rent increases;

•	the potential for economic growth and the tax and regulatory environment of the community in which the property is located;

•	the occupancy and demand by residents for properties of a similar type in the vicinity (the overall market and submarket);

•	the prospects for liquidity through sale, financing or refinancing of the property;

•	the benefits of integration into existing operations;

•	purchase prices and yields of available existing stabilized properties, if any;

•

competition from existing multifamily properties, comparably priced single family homes or rentals, residential properties under development and the potential for the construction of new multifamily properties in the area; and

•	opportunistic selling based on demand and price of high quality assets, including condominium conversions.

The Company generally reinvests the proceeds received from property dispositions primarily to achieve its acquisition, development and rehab strategies and at times to fund its debt maturities and debt and equity repurchase activities. In addition, when feasible, the Company may structure these transactions as tax-deferred exchanges.

Current Environment

The slowdown in the economy, which accelerated in the fourth quarter of 2008 and continued into 2009, coupled with continued job losses and/or lack of job growth leads us to be cautious regarding expected performance for 2010. Since the fourth quarter of 2008 and continuing into the fourth quarter of 2009, our revenue has declined in comparison to the prior year in most of our major markets as the economic slowdown continues to impact existing and prospective residents. Markets with little employment loss have performed better than markets with larger employment issues. Although all of our markets experienced job losses in 2009, the pace of those losses appears to have begun to slow. While the job market is likely to remain weak in 2010, beginning late in the fourth quarter of 2009, household spending was reported to have increased and the deterioration in the labor market showed signs of abating. Despite a generally improving credit environment and better general economic conditions, the Company may continue to experience a period of declining revenues, which would adversely impact the Company’s results of operations. The vast majority of our leases are for terms of 12 months or less. As a result, we quickly feel the impact of an economic downturn which limits our ability to raise rents or causes us to lower rents on turnover units and lease renewals. During late 2008 and early 2009, our rental rates declined on average between 9% and 10% for new residents but on average less than 1% for renewing residents. Rental rates have not declined, on average, since the first quarter of 2009 and began to show improvement in the latter part of the year. However, since our rental rates increased during most of 2008, our quarter over quarter revenue declines worsened each quarter in 2009 as compared to 2008. Quarter over quarter revenue declines are expected to continue in 2010 (although they should be less negative in 2010 vs. 2009 than when comparing 2009 vs. 2008). Given the roll-down in lease rates that occurred throughout 2009, the full year comparison to 2010 will continue to show declining revenue even if quarter over quarter revenue improvement begins in the second half of 2010. Our revenues are also impacted by our resident turnover rates, which have generally declined, and our occupancy rates, which began to rise in the fourth quarter of 2009. After three consecutive years of excellent expense control (same store expenses declined 0.1% between 2009 and 2008 and grew 2.2% between 2008 and 2007 and 2.1% between 2007 and 2006), the Company anticipates that 2010 same store expenses will increase between 1.0% and 2.0% primarily due to cost pressures from non-controllable areas such as real estate taxes and utilities. The combination of expected declines in revenues and moderately increasing expense levels will have a negative impact on the Company’s results of operations for 2010.

The strained credit environment has negatively impacted the availability and pricing of debt capital. However, during this time, the multifamily residential sector has benefited from the continued liquidity provided by Fannie Mae and Freddie Mac. A vast majority of the properties we sold in 2008 and 2009 were financed for the purchaser by one of these agencies. Furthermore, Fannie Mae and Freddie Mac provided us with approximately $1.6 billion of secured mortgage financing in 2008 and $500.0 million in 2009 at attractive rates when compared to other sources of credit at that time. While unsecured credit markets improved in the latter part of 2009 and the Company currently has unsecured lending options available to it at attractive rates, should the agencies discontinue providing liquidity to our sector, have their mandates changed or reduced or be disbanded or reorganized by the government, it would significantly reduce our access to debt capital and/or increase borrowing costs and would significantly reduce our sales of assets.

In response to the recession and liquidity issues prevalent in the debt markets, we took a number of steps to better position ourselves. In early 2008, we began pre-funding our maturing debt obligations with approximately $1.6 billion in secured mortgage financing obtained from Fannie Mae and Freddie Mac. We also significantly reduced our acquisition activity. During the second half of 2008 and through the fourth quarter of 2009, we only acquired four properties (one of which was the buyout of our partner in an unconsolidated asset) and a long-term leasehold interest in a land parcel while we continued selling non-core assets. During the year ended December 31, 2009, the Company sold 60 properties consisting of 12,489 units for $1.0 billion, as well as 62 condominium units for $12.0 million. The Company acquired two properties consisting of 566 units for $145.0 million, one previously unconsolidated property consisting of 250 units for $18.5 million from its institutional joint venture partner and a long-term leasehold interest in a land parcel for $11.5 million during the year ended December 31, 2009. While we believe these sales of non-core assets better positions us for future success, they have resulted and will continue to result in dilution, particularly when the net sales proceeds are initially not reinvested in activities generating equivalent income such as acquisition of rental properties or repayment of debt. Additionally, we have significantly reduced our development activities, starting only two new projects in the first half of 2008 and none in the second half of the year or during 2009. We also reduced the number of planned development projects we will undertake in the future and took a $116.4 million impairment charge in 2008 to reduce the value of five assets that we no longer plan on pursuing. We took an additional $11.1 million impairment charge in 2009 to reduce the value of one asset. The Company reduced its quarterly common share dividend beginning with the dividend for the third quarter of 2009, from $0.4825 per share (an annual rate of $1.93 per share) to $0.3375 per share (an annual rate of $1.35 per share).

The credit environment improved throughout mid and late 2009 and we currently have access to multiple sources of capital allowing us a less cautious posture with respect to pre-funding our maturing debt obligations. As a result of the improved credit environment, in late 2009, we utilized $366.2 million of cash on hand to repurchase certain unsecured notes and convertible notes in public tender offers. Concurrently, beginning in the fourth quarter of 2009, we began to see an increase in the availability of attractive acquisition opportunities. We expect to revert from a net seller of assets during 2009 to a net buyer of assets in 2010. During 2010, we expect that property dispositions will be more a funding source for attractive acquisition opportunities that we may identify than for providing needed capital to protect the Company’s financial position. Our access to capital and our ability to execute large, complex transactions should be competitive advantages in 2010. However, should a double-dip recession materialize or credit/equity markets deteriorate, we may seek to take steps similar to what we did in 2008 and early 2009 to increase liquidity and better position ourselves.

Our specific current expectations regarding our results for 2010 and certain items that will affect them are set forth under Results of Operations below.

We believe that cash and cash equivalents, securities readily convertible to cash, current availability on our revolving credit facility and disposition proceeds for 2010 will provide sufficient liquidity to meet our funding obligations relating to asset acquisitions, debt retirement and existing development projects through 2010. We expect that our remaining longer-term funding requirements will be met through some combination of new borrowings, equity issuances (including the Company’s ATM share offering program), property dispositions and cash generated from operations.

Despite the challenging conditions noted above, we believe that the Company is well-positioned notwithstanding the slow economic recovery. Our properties are geographically diverse and were approximately 94% occupied as of December 31, 2009, little new multifamily rental supply has been added to most of our markets and the long-term demographic picture is positive.

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

Results of Operations

In conjunction with our business objectives and operating strategy, the Company continued to invest or recycle its capital investment in apartment properties located in strategically targeted markets during the years ended December 31, 2009 and December 31, 2008. In summary, we:

Year Ended December 31, 2009:

•

Acquired $145.0 million of apartment properties consisting of two properties and 566 units (excluding the Company’s buyout of its partner’s interest in one previously unconsolidated property) and a long-term leasehold interest in a land parcel for $11.5 million, all of which we deem to be in our strategic targeted markets; and

•

Sold $1.0 billion of apartment properties consisting of 60 properties and 12,489 units (excluding the Company’s buyout of its partner’s interest in one previously unconsolidated property), as well as 62 condominium units for $12.0 million, the majority of which was in exit or less desirable markets.

Year Ended December 31, 2008:

•

Acquired $380.7 million of apartment properties consisting of 7 properties and 2,141 units and an uncompleted development property for $31.7 million and invested $2.4 million to obtain the management contract rights and towards the redevelopment of a military housing project consisting of 978 units, all of which we deem to be in our strategic targeted markets; and

•

Sold $896.7 million of apartment properties consisting of 41 properties and 10,127 units, as well as 130 condominium units for $26.1 million and a land parcel for $3.3 million, the majority of which was in exit or less desirable markets.

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

Properties that the Company owned for all of both 2009 and 2008 (the “2009 Same Store Properties”), which represented 113,598 units, impacted the Company’s results of operations. Properties that the Company owned for all of both 2008 and 2007 (the “2008 Same Store Properties”), which represented 115,051 units, also impacted the Company’s results of operations. Both the 2009 Same Store Properties and 2008 Same Store Properties are discussed in the following paragraphs.

The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the years ended December 31, 2009 and 2008. Dilution, as a result of the Company’s net asset sales, negatively impacts property net operating income. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

For the year ended December 31, 2009, the Company reported diluted earnings per share of $1.27 compared to $1.46 per share for the year ended December 31, 2008. The difference is primarily due to the following:

•	$57.6 million in lower net gains on sales of discontinued operations in 2009 vs. 2008;

•

$84.0 million in lower property NOI in 2009 vs. 2008, primarily driven by $51.6 million in lower same store NOI and dilution from transaction activities, partially offset by higher NOI contributions from lease-up properties; and

•	Partially offset by $105.3 million in lower impairment losses in 2009 vs. 2008.

For the year ended December 31, 2009, income from continuing operations increased approximately $40.9 million when compared to the year ended December 31, 2008. The increase in continuing operations is discussed below.

Revenues from the 2009 Same Store Properties decreased $52.4 million primarily as a result of a decrease in average rental rates charged to residents and a decrease in occupancy. Expenses from the 2009 Same Store Properties decreased $0.8 million primarily due to lower property management costs, partially offset by higher real estate taxes and utility costs. The following tables provide comparative same store results and statistics for the 2009 Same Store Properties:

2009 vs. 2008

Same Store Results/Statistics

$ in thousands (except for Average Rental Rate) – 113,598 Same Store Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
2009	$1,725,774	$644,294	$1,081,480	$1,352	93.8%	61.0%
2008	$1,778,183	$645,123	$1,133,060	$1,383	94.5%	63.7%

Change	$(52,409)	$(829)	$(51,580)	$(31)	(0.7)%	(2.7)%

Change	(2.9)%	(0.1)%	(4.6)%	(2.2)%

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the period.

The following table provides comparative same store operating expenses for the 2009 Same Store Properties:

2009 vs. 2008

Same Store Operating Expenses

$ in thousands – 113,598 Same Store Units

	Actual 2009	Actual 2008	$ Change	% Change	% of Actual 2009 Operating Expenses

Real estate taxes	$173,113	$171,234	$1,879	1.1%	26.9%
On-site payroll (1)	155,912	156,601	(689)	(0.4)%	24.2%
Utilities (2)	100,184	99,045	1,139	1.1%	15.5%
Repairs and maintenance (3)	94,556	95,142	(586)	(0.6)%	14.7%
Property management costs (4)	63,854	67,126	(3,272)	(4.9)%	9.9%
Insurance	21,689	20,890	799	3.8%	3.4%
Leasing and advertising	15,664	15,043	621	4.1%	2.4%
Other operating expenses (5)	19,322	20,042	(720)	(3.6)%	3.0%

Same store operating expenses	$644,294	$645,123	$(829)	(0.1)%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.
(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.
(3)	Repairs and maintenance – Includes general maintenance costs, unit turnover costs including interior painting, routine landscaping, security, exterminating, fire protection, snow removal, elevator, roof and parking lot repairs and other miscellaneous building repair costs.
(4)

Property management costs – Includes payroll and related expenses for departments, or portions of departments, that directly support on-site management. These include such departments as regional and corporate property management, property accounting, human resources, training, marketing and revenue management, procurement, real estate tax, property legal services and information technology.
(5)	Other operating expenses – Includes administrative costs such as office supplies, telephone and data charges and association and business licensing fees.

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the 2009 Same Store Properties.

	Year Ended December 31,
	2009	2008
	(Amounts in thousands)

Operating income	$529,390	$458,158
Adjustments:
Non-same store operating results	(77,481)	(43,201)
Fee and asset management revenue	(10,346)	(10,715)
Fee and asset management expense	7,519	7,981
Depreciation	582,280	559,468
General and administrative	38,994	44,951
Impairment	11,124	116,418

Same store NOI	$1,081,480	$1,133,060

For properties that the Company acquired prior to January 1, 2009 and expects to continue to own through December 31, 2010, the Company anticipates the following same store results for the full year ending December 31, 2010:

2010 Same Store Assumptions

Physical occupancy	94.3%
Revenue change	(3.0)% to (1.0)%
Expense change	1.0% to 2.0%
NOI change	(6.0)% to (2.0)%

These 2010 assumptions are based on current expectations and are forward-looking.

Non-same store operating results increased approximately $34.3 million or 79.4% and consist primarily of properties acquired in calendar years 2008 and 2009, as well as operations from the Company’s completed development properties and corporate housing business. While the operations of the non-same store assets have been negatively impacted during the year ended December 31, 2009 similar to the same store assets, the non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to increasing occupancy for properties in lease-up and a longer ownership period in 2009 than 2008. This increase primarily resulted from:

•	Development and other miscellaneous properties in lease-up of $22.4 million;

•	Newly stabilized development and other miscellaneous properties of $1.6 million;

•	Properties acquired in 2008 and 2009 of $11.9 million; and

•	Partially offset by operating activities from other miscellaneous operations.

See also Note 20 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, increased approximately $0.1 million or 3.4% primarily due to an increase in revenue earned on management of the Company’s military housing ventures at Fort Lewis and McChord Air Force Base, as well as a decrease in asset management expenses. As of December 31, 2009 and 2008, the Company managed 12,681 units and 14,485 units, respectively, primarily for unconsolidated entities and its military housing ventures at Fort Lewis and McChord.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses decreased approximately $5.1 million or 6.7%. This decrease is primarily attributable to lower overall payroll-related costs as a result of a decrease in the number of properties in the Company’s portfolio, as well as decreases in temporary help/contractors, telecommunications and travel expenses.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $22.8 million or 4.1% primarily as a result of additional depreciation expense on properties acquired in 2008 and 2009, development properties placed in service and capital expenditures for all properties owned.

General and administrative expenses from continuing operations, which include corporate operating expenses, decreased approximately $6.0 million or 13.3% primarily due to lower overall payroll-related costs as a result of a decrease in the number of properties in the Company’s portfolio, as well as a $2.9 million decrease in severance related costs in 2009 and a decrease in tax consulting costs. The Company anticipates that general and administrative expenses will approximate $38.0 million to $40.0 million for the year ending December 31, 2010. The above assumption is based on current expectations and is forward-looking.

Impairment from continuing operations decreased approximately $105.3 million due to an $11.1 million impairment charge taken during 2009 on a land parcel held for development compared to a $116.4 million impairment charge taken in the fourth quarter of 2008 on land held for development related to five potential development projects that are no longer being pursued. See Note 19 in the Notes to Consolidated Financial Statements for further discussion.

Interest and other income from continuing operations decreased approximately $16.8 million or 50.2% primarily as a result of an $18.7 million gain recognized during 2008 related to the partial debt extinguishment of the Company’s notes compared to a $4.5 million gain recognized in 2009 (see Note 9). In addition, interest earned on cash and cash equivalents decreased due to a decrease in interest rates and because the Company received less insurance/litigation settlement proceeds and forfeited deposits in 2009, partially offset by a $4.9 million gain on the sale of investment securities realized in 2009. The Company anticipates that interest and other income will approximate $1.0 million to $3.0 million for the year ending December 31, 2010. The above assumption is based on current expectations and is forward-looking.

Other expenses from continuing operations increased approximately $0.7 million or 12.6% primarily due to an increase in transaction costs incurred in conjunction with the Company’s acquisition of two properties consisting of 566 units from unaffiliated parties, as well as expensing transaction costs associated with the Company’s acquisition of all of its partners’ interests in five previously partially owned properties consisting of 1,587 units in 2009. This was partially offset by a decrease in pursuit cost write-offs as a result of the Company’s decision to significantly reduce its development activities in 2009. The Company anticipates that other expenses will approximate $9.0 million to $12.0 million for the year ending December 31, 2010. The above assumption is based on current expectations and is forward-looking.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $17.4 million or 3.5% primarily as a result of an increase in debt extinguishment costs and lower capitalized interest. During the year ended December 31, 2009, the Company capitalized interest costs of approximately $34.9 million as compared to $60.1 million for the year ended December 31, 2008. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the year ended December 31, 2009 was 5.62% as compared to 5.56% for the year ended December 31, 2008. The Company anticipates that interest expense will approximate $466.0 million to $476.0 million for the year ending December 31, 2010. The above assumption is based on current expectations and is forward-looking.

Income and other tax expense from continuing operations decreased approximately $2.5 million or 46.9% primarily due to a change in the estimate for Texas state taxes and lower overall state income taxes, partially offset by an increase in business taxes for Washington, D.C. The Company anticipates that income and other tax expense will approximate $1.0 million to $2.0 million for the year ending December 31, 2010. The above assumption is based on current expectations and is forward-looking.

Loss from investments in unconsolidated entities increased approximately $2.7 million as compared to the year ended December 31, 2008 primarily due to the Company’s $1.8 million share of defeasance costs incurred in conjunction with the extinguishment of cross-collateralized mortgage debt on one of the Company’s partially owned unconsolidated joint ventures as well as a decline in the operating performance of these properties.

Net gain on sales of unconsolidated entities increased approximately $7.8 million as the Company sold seven unconsolidated properties in 2009 (inclusive of the one property where the Company acquired its partner’s interest) compared to three unconsolidated properties in 2008.

Net gain on sales of land parcels decreased approximately $3.0 million due to the sale of vacant land located in Florida during the year ended December 31, 2008 versus no land sales in 2009.

Discontinued operations, net decreased approximately $95.2 million or 21.2% between the periods under comparison. This decrease is primarily due to lower gains from property sales during the year ended December 31, 2009 compared to the same period in 2008 and the operations of those properties. In addition, properties sold in 2009 reflect operations for a partial period in 2009 in contrast to a full period in 2008. See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

For the year ended December 31, 2008, loss from continuing operations increased approximately $33.9 million when compared to the year ended December 31, 2007. The decrease in continuing operations is discussed below.

Revenues from the 2008 Same Store Properties increased $53.8 million primarily as a result of higher rental rates charged to residents. Expenses from the 2008 Same Store Properties increased $13.5 million primarily due to higher real estate taxes, utility costs and payroll. The following tables provide comparative same store results and statistics for the 2008 Same Store Properties:

2008 vs. 2007

Same Store Results/Statistics

$ in thousands (except for Average Rental Rate) – 115,051 Same Store Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover

2008	$1,739,004	$632,366	$1,106,638	$1,334	94.5%	63.5%
2007	$1,685,196	$618,882	$1,066,314	$1,292	94.6%	63.6%

Change	$53,808	$13,484	$40,324	$42	(0.1)%	(0.1)%

Change	3.2%	2.2%	3.8%	3.3%

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the period.

Non-same store operating results increased approximately $66.1 million or 79.8% and consist primarily of properties acquired in calendar years 2008 and 2007, as well as operations from completed development properties and our corporate housing business.

See also Note 20 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, increased approximately $2.0 million primarily due to an increase in revenue earned on management of the Company’s military housing venture at Fort Lewis along with the addition of McChord Air Force Base, as well as a decrease in asset management expenses. As of December 31, 2008 and 2007, the Company managed 14,485 units and 14,472 units, respectively, primarily for unconsolidated entities and its military housing ventures at Fort Lewis and McChord.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses decreased approximately $10.4 million or 11.9%. This decrease is primarily attributable to lower overall payroll-related costs as a result of a decrease in the number of properties in the Company’s portfolio, as well as a decrease in legal and professional fees.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $28.3 million or 5.3% primarily as a result of additional depreciation expense on properties acquired in 2007 and 2008 and capital expenditures for all properties owned.

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

Impairment from continuing operations increased approximately $116.4 million due to an impairment charge taken in the fourth quarter of 2008 on land held for development related to five potential development projects that will no longer be pursued. See Note 19 in the Notes to Consolidated Financial Statements for further discussion.

Interest and other income from continuing operations increased approximately $13.5 million or 67.3% primarily as a result of an $18.7 million gain recognized during the year ended December 31, 2008 related to the partial debt extinguishment of the Company’s June 2009 and August 2026 public notes (see Note 9), as well as an increase in short-term investments. This was partially offset by a $7.3 million decrease in interest earned on 1031 exchange and earnest money deposits due primarily to the decline in the Company’s transaction activities.

Other expenses from continuing operations increased approximately $3.9 million primarily due to an increase in the write-off of various pursuit and out-of-pocket costs for terminated development transactions and halted condominium conversion properties during 2008 compared to the year ended December 31, 2007.

Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $0.2 million as a result of lower overall effective interest rates and a reduction in debt extinguishment costs, offset by higher overall debt levels outstanding due to the Company’s 2007 share repurchase activity and its pre-funding of its 2008 and 2009 debt maturities. During the year ended December 31, 2008, the Company capitalized interest costs of approximately $60.1 million as compared to $45.1 million for the year ended December 31, 2007. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the year ended December 31, 2008 was 5.56% as compared to 5.96% for the year ended December 31, 2007.

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

Discontinued operations, net decreased approximately $577.1 million or 56.2% between the periods under comparison. This decrease is primarily due to a significant decrease in the number of properties sold during the year ended December 31, 2008 compared to the same period in 2007, as well as the mix of properties sold in each year. See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

For the Year Ended December 31, 2009

As of January 1, 2009, the Company had approximately $890.8 million of cash and cash equivalents and $1.29 billion available under its revolving credit facility (net of $130.0 million which was restricted/dedicated to support letters of credit and $75.0 million which had been committed by a now bankrupt financial institution and is not available for borrowing). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at December 31, 2009 was approximately $193.3 million, its restricted 1031 exchange proceeds totaled $244.3 million and the amount available on the Company’s revolving credit facility was $1.37 billion (net of $56.7 million which was restricted/dedicated to support letters of credit and net of the $75.0 million discussed above). In 2008, the Company built a significant cash and cash equivalents balance as a direct result of its decision to pre-fund its 2008 and 2009 debt maturities with the closing of three secured mortgage loan pools totaling $1.6 billion. The decline in the Company’s cash and cash equivalents balance since December 31, 2008 is a direct result of the application of the pre-funded cash on hand towards the Company’s debt maturity, tender and repurchase activities, partially offset by the closing of a $500.0 million secured mortgage loan pool during 2009. See Notes 8 through 10 in the Notes to Consolidated Financial Statements for further discussion.

During the year ended December 31, 2009, the Company generated proceeds from various transactions, which included the following:

•	Disposed of 61 properties (including the Company’s buyout of its partner’s interest in one unconsolidated property) and 62 condominium units, receiving net proceeds of $893.6 million;

•	Obtained $540.0 million in new mortgage financing and terminated six treasury locks, receiving $10.8 million;

•	Obtained an additional $198.8 million of new mortgage loans on development properties;

•	Received $215.8 million from maturing or sold investment securities; and

•	Issued approximately 4.2 million Common Shares and received net proceeds of $100.6 million.

During the year ended December 31, 2009, the above proceeds were primarily utilized to:

•	Invest $330.6 million primarily in development projects;

•

Acquire three rental properties (including the Company’s buyout of its partner’s interest in one unconsolidated property) and a long-term leasehold interest in a land parcel, utilizing cash of $175.5 million;

•	Repurchase 47,450 Common Shares, utilizing cash of $1.1 million (see Note 3);

•	Repurchase $652.1 million of fixed rate public notes;

•	Repay $122.2 million of fixed rate public notes at maturity;

•	Repurchase $75.8 million of fixed rate tax-exempt notes;

•	Repay $956.8 million of mortgage loans; and

•	Acquire $77.8 million of investment securities.

In September 2009, the Company announced the creation of an At-The-Market (“ATM”) share offering program which would allow the Company to sell up to 17.0 million Common Shares from time to time over the next three years into the existing trading market at current market prices as well as through negotiated transactions. The Company may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by the Company. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Company’s Common Shares and determinations of the appropriate sources of funding for the Company. During the year ended December 31, 2009, the Company issued approximately 3.5 million Common Shares at an average price of $35.38 per share for total consideration of approximately $123.7 million through the ATM share offering program. In addition, during the first quarter of 2010 through February 19, 2010, the Company has issued approximately 1.1 million Common Shares at an average price of $33.87 per share for total consideration of approximately $35.8 million. Cumulative to date, the Company has issued approximately 4.6 million Common Shares at an average price of $35.03 for total consideration of approximately $159.5 million. As of February 19, 2010, the Company had 12.4 million Common Shares remaining available for issuance under the ATM program.

Depending on its analysis of market prices, economic conditions, and other opportunities for the investment of available capital, the Company may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. The Company repurchased $1.1 million (47,450 shares at an average price per share of $23.69) of its Common Shares during the year ended December 31, 2009. As of December 31, 2009, the Company had authorization to repurchase an additional $466.5 million of its shares. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.

The Company’s total debt summary and debt maturity schedules as of December 31, 2009 are as follows:

Debt Summary as of December 31, 2009

(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)

Secured	$4,783,446	50.9%	4.89%	8.9
Unsecured	4,609,124	49.1%	5.31%	4.9

Total	$9,392,570	100.0%	5.11%	6.9

Fixed Rate Debt:
Secured – Conventional	$3,773,008	40.2%	5.89%	7.6
Unsecured – Public/Private	3,771,700	40.1%	5.93%	5.4

Fixed Rate Debt	7,544,708	80.3%	5.91%	6.5

Floating Rate Debt:
Secured – Conventional	382,939	4.0%	2.18%	4.2
Secured – Tax Exempt	627,499	6.7%	0.65%	20.5
Unsecured – Public/Private	801,824	8.6%	1.37%	1.7
Unsecured – Tax Exempt	35,600	0.4%	0.37%	19.0
Unsecured – Revolving Credit Facility	—	—	—	2.2

Floating Rate Debt	1,847,862	19.7%	1.28%	8.7

Total	$9,392,570	100.0%	5.11%	6.9

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the year ended December 31, 2009.

Note: The Company capitalized interest of approximately $34.9 million and $60.1 million during the years ended December 31, 2009 and 2008, respectively.

Debt Maturity Schedule as of December 31, 2009

(Amounts in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)

2010	$34,123		$568,310	(2)	$602,433	6.4%	7.61%	1.36%
2011	1,066,274	(3)	261,805		1,328,079	14.1%	5.52%	4.83%
2012	739,469		3,362		742,831	7.9%	5.48%	5.48%
2013	266,347		301,824		568,171	6.1%	6.76%	4.89%
2014	517,443		—		517,443	5.5%	5.28%	5.28%
2015	355,632		—		355,632	3.8%	6.41%	6.41%
2016	1,089,236		39,999		1,129,235	12.0%	5.32%	5.25%
2017	1,346,553		456		1,347,009	14.3%	5.87%	5.87%
2018	336,086		44,677		380,763	4.1%	5.95%	5.57%
2019	502,244		20,766		523,010	5.6%	5.19%	5.01%
2020+	1,291,301		606,663		1,897,964	20.2%	6.11%	5.07%

Total	$7,544,708		$1,847,862		$9,392,570	100.0%	5.85%	5.03%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of December 31, 2009.
(2)	Includes the Company’s $500.0 million floating rate term loan facility, which matures on October 5, 2010, subject to two one-year extension options exercisable by the Company.
(3)	Includes $482.5 million face value of 3.85% convertible unsecured debt with a final maturity of 2026. The notes are callable by the Company on or after August 18, 2011. The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021.

The following table provides a summary of the Company’s unsecured debt as of December 31, 2009:

Unsecured Debt Summary as of December 31, 2009

(Amounts in thousands)

	Coupon Rate	Due Date		Face Amount	Unamortized Premium/ (Discount)	Net Balance
Fixed Rate Notes:
	6.950%	03/02/11	(1)	$93,096	$990	$94,086
	6.625%	03/15/12	(2)	253,858	(412)	253,446
	5.500%	10/01/12	(3)	222,133	(602)	221,531
	5.200%	04/01/13	(4)	400,000	(385)	399,615
	5.250%	09/15/14		500,000	(289)	499,711
	6.584%	04/13/15		300,000	(590)	299,410
	5.125%	03/15/16		500,000	(332)	499,668
	5.375%	08/01/16		400,000	(1,221)	398,779
	5.750%	06/15/17		650,000	(3,815)	646,185
	7.125%	10/15/17		150,000	(505)	149,495
	7.570%	08/15/26		140,000	—	140,000
	3.850%	08/15/26	(5)	482,545	(12,771)	469,774
Fair Value Derivative Adjustments			(4)	(300,000)	—	(300,000)

				3,791,632	(19,932)	3,771,700

Floating Rate Tax Exempt Notes:
	7-Day SIFMA	12/15/28	(6)	35,600	—	35,600

Floating Rate Notes:
		04/01/13	(4)	300,000	—	300,000
Fair Value Derivative Adjustments			(4)	1,824	—	1,824
Term Loan Facility	LIBOR+0.50%	10/05/10	(6)(7)	500,000	—	500,000

				801,824	—	801,824
Revolving Credit Facility:	LIBOR+0.50%	02/28/12	(8)	—	—	—

Total Unsecured Debt				$4,629,056	$(19,932)	$4,609,124

Note: SIFMA stands for the Securities Industry and Financial Markets Association and is the tax-exempt index equivalent of LIBOR.

(1)	On January 27, 2009, the Company repurchased $185.2 million of these notes at par pursuant to a cash tender offer announced on January 16, 2009. On December 10, 2009, the Company repurchased $21.7 million of these notes at a price of 106% of par pursuant to a cash tender offer announced on December 2, 2009.
(2)	On December 10, 2009, the Company repurchased $146.1 million of these notes at a price of 108% of par pursuant to a cash tender offer announced on December 2, 2009.
(3)	On December 10, 2009, the Company repurchased $127.9 million of these notes at a price of 107% of par pursuant to a cash tender offer announced on December 2, 2009.
(4)	$300.0 million in fair value interest rate swaps converts a portion of the 5.200% notes due April 1, 2013 to a floating interest rate.
(5)	Convertible notes mature on August 15, 2026. The notes are callable by the Company on or after August 18, 2011. The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021. During the quarter ended March 31, 2009, the Company repurchased $17.5 million of these notes at a price of 88.4% of par. On December 31, 2009, the Company repurchased $48.5 million of these notes at par pursuant to a cash tender offer announced on December 2, 2009. Effective January 1, 2009, companies are required to expense the implied option value inherent in convertible debt. In conjunction with this requirement, the Company recorded an adjustment of $17.3 million to the beginning balance of the discount on its convertible notes.
(6)	Notes are private. All other unsecured debt is public.
(7)	Represents the Company’s $500.0 million term loan facility, which matures on October 5, 2010, subject to two one-year extension options exercisable by the Company.
(8)	As of December 31, 2009, there was no amount outstanding and approximately $1.37 billion available on the Company’s unsecured revolving credit facility.

As of February 25, 2010, an unlimited amount of debt securities remains available for issuance by the Operating Partnership under a registration statement that became automatically effective upon filing with the SEC in December 2008 (under SEC regulations enacted in 2005, the registration statement automatically expires on December 21, 2011 and does not contain a maximum issuance amount). As of February 25, 2010, an unlimited amount of equity securities remains available for issuance by the Company under a registration statement the SEC declared effective in December 2008 (under SEC regulations enacted in 2005, the registration statement automatically expires on December 15, 2011 and does not contain a maximum issuance amount).

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2009 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange; (ii) the “Common Share Equivalent” of all convertible preferred shares; and (iii) the liquidation value of all perpetual preferred shares outstanding.

Capital Structure as of December 31, 2009

(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$4,783,446	50.9%
Unsecured Debt			4,609,124	49.1%

Total Debt			9,392,570	100.0%	48.1%

Common Shares (includes Restricted Shares)	279,959,048	95.2%
Units	14,197,969	4.8%

Total Shares and Units	294,157,017	100.0%
Common Share Equivalents (see below)	398,038

Total outstanding at quarter-end	294,555,055
Common Share Price at December 31, 2009	$33.78

			9,950,070	98.0%
Perpetual Preferred Equity (see below)			200,000	2.0%

Total Equity			10,150,070	100.0%	51.9%

Total Market Capitalization			$19,542,640		100.0%

Convertible Preferred Equity as of December 31, 2009

(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount	Weighted Average Rate	Conversion Ratio	Common Share Equivalents
Preferred Shares:
7.00% Series E	11/1/98	328,466	$8,212	$1.75	$575		1.1128	365,517
7.00% Series H	6/30/98	22,459	561	1.75	39		1.4480	32,521

Total Convertible Preferred Equity		350,925	$8,773		$614	7.00%		398,038

Perpetual Preferred Equity as of December 31, 2009

(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount	Weighted Average Rate
Preferred Shares:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
6.48% Series N	6/19/08	600,000	150,000	16.20	9,720

Total Perpetual Preferred Equity		1,600,000	$200,000		$13,865	6.93%

The Company generally expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, through its working capital, net cash provided by operating activities and borrowings under its revolving credit facility. Under normal operating conditions, the Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. However, there may be times when the Company experiences shortfalls in its coverage of distributions, which may cause the Company to consider reducing its distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, the Company’s financial condition may be adversely affected and it may not be able to maintain its current distribution levels. The Company reduced its quarterly common share dividend beginning with the dividend for the third quarter of 2009, from $0.4825 per share (an annual rate of $1.93 per share) to $0.3375 per share (an annual rate of $1.35 per share). The Company believes that its expected 2010 operating cash flow is sufficient to cover capital expenditures and distributions.

The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of secured and unsecured debt and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties as well as joint ventures. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $18.5 billion in investment in real estate on the Company’s balance sheet at December 31, 2009, $11.2 billion or 60.9%, was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

As of the date of this filing, the Operating Partnership’s senior debt credit ratings from Standard & Poors (“S&P”), Moody’s and Fitch are BBB+, Baal and A-, respectively. As of the date of this filing, the Company’s preferred equity ratings from S&P, Moody’s and Fitch are BBB-, Baa2 and BBB, respectively. During the third quarter of 2009, Moody’s and Fitch placed both the Company and the Operating Partnership on negative outlook.

The Operating Partnership has a $1.5 billion long-term revolving credit facility with available borrowings as of February 19, 2010 of $1.36 billion (net of $65.2 million which was restricted/dedicated to support letters of credit and net of a $75.0 million commitment from a now bankrupt financial institution) that matures in February 2012 (See Note 10 in the Notes to Consolidated Financial Statements for further discussion). This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements. As of February 19, 2010, $180.0 million was outstanding under this facility. The Company expects to repay essentially all of the outstanding balance under the line as dispositions close and restricted 1031 proceeds are released from escrow.

See Note 21 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to December 31, 2009.

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

For the year ended December 31, 2009, our actual improvements to real estate totaled approximately $123.9 million. This includes the following (amounts in thousands except for unit and per unit amounts):

Capital Expenditures to Real Estate

For the Year Ended December 31, 2009

	Total Units (1)	Replacements (2)	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit
Same Store Properties (3)	113,598	$69,808	$614	$44,611	$393	$114,419	$1,007
Non-Same Store Properties (4)	10,728	2,361	240	3,675	374	6,036	614
Other (5)	—	2,130		1,352		3,482

Total	124,326	$74,299		$49,638		$123,937

(1)	Total Units – Excludes 8,086 unconsolidated units and 4,595 military housing units, for which capital expenditures to real estate are self-funded and do not consolidate into the Company’s results.
(2)	Replacements – For same store properties includes $28.0 million spent on various assets related to unit renovations/rehabs (primarily kitchens and baths) designed to reposition these assets for higher rental levels in their respective markets.
(3)	Same Store Properties – Primarily includes all properties acquired or completed and stabilized prior to January 1, 2008, less properties subsequently sold.
(4)	Non-Same Store Properties – Primarily includes all properties acquired during 2008 and 2009, plus any properties in lease-up and not stabilized as of January 1, 2008. Per unit amounts are based on a weighted average of 9,823 units.
(5)	Other – Primarily includes expenditures for properties sold during the period.

For the year ended December 31, 2008, our actual improvements to real estate totaled approximately $169.8 million. This includes the following (amounts in thousands except for unit and per unit amounts):

Capital Expenditures to Real Estate

For the Year Ended December 31, 2008

	Total Units (1)	Replacements	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit
Established Properties (2)	105,607	$38,003	$360	$53,195	$504	$91,198	$864
New Acquisition Properties (3)	20,665	5,409	285	18,243	961	23,652	1,246
Other (4)	6,487	43,497		11,491		54,988

Total	132,759	$86,909		$82,929		$169,838

(1)	Total Units – Excludes 9,776 unconsolidated units and 4,709 military housing units, for which capital expenditures to real estate are self-funded and do not consolidate into the Company’s results.
(2)	Established Properties – Wholly Owned Properties acquired prior to January 1, 2006.
(3)	New Acquisition Properties – Wholly Owned Properties acquired during 2006, 2007 and 2008. Per unit amounts are based on a weighted average of 18,983 units.
(4)	Other – Includes properties either partially owned or sold during the period, commercial space, corporate housing and condominium conversions. Also includes $34.2 million included in replacements spent on various assets related to major renovations and repositioning of these assets.

The Company incurred less in capital expenditures in 2009 primarily due to continued efforts to limit the scope of projects and greater cost controls on vendors. For 2010, the Company estimates that it will spend approximately $1,075 per unit of capital expenditures for its same store properties inclusive of unit renovation/rehab costs, or $825 per unit excluding unit renovation/rehab costs. The above assumptions are based on current expectations and are forward-looking.

During the year ended December 31, 2009, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $2.0 million. The Company expects to fund approximately $1.6 million in total additions to non-real estate property in 2010. The above assumption is based on current expectations and is forward-looking.

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

See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at December 31, 2009.

Other

Total distributions paid in January 2010 amounted to $100.7 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the fourth quarter ended December 31, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has co-invested in various properties that are unconsolidated and accounted for under the equity method of accounting. Management does not believe these investments have a materially different impact upon the Company’s liquidity, cash flows, capital resources, credit or market risk than its property management and ownership activities. During 2000 and 2001, the Company entered into institutional ventures with an unaffiliated partner. At the respective closing dates, the Company sold and/or contributed 45 properties containing 10,846 units to these ventures and retained a 25% ownership interest in the ventures. The Company’s joint venture partner contributed cash equal to 75% of the agreed-upon equity value of the properties comprising the ventures, which was then distributed to the Company. The Company’s strategy with respect to these ventures was to reduce its concentration of properties in a variety of markets. The Company sold seven properties consisting of 1,684 units (including one property containing 250 units which was acquired by the Company), three properties consisting of 670 units and one property consisting of 400 units during the years ended December 31, 2009, 2008 and 2007, respectively. The Company and its joint venture partner currently intend to wind up these investments over the next few years by selling the related assets, which may involve refinancing the assets as a majority of the debt encumbering them matures in 2010 and early 2011. The Company cannot estimate what, if any, profit it will receive from these dispositions or if the Company will in fact receive its equity back.

As of December 31, 2009, the Company has four projects totaling 1,700 units in various stages of development with estimated completion dates ranging through June 30, 2011. The development agreements currently in place are discussed in detail in Note 18 of the Company’s Consolidated Financial Statements.

See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in partially owned entities.

The following table summarizes the Company’s contractual obligations for the next five years and thereafter as of December 31, 2009:

Payments Due by Year (in thousands)

Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total

Debt:
Principal (a)	$602,433	$1,328,079	$742,831	$568,171	$517,443	$5,633,613	$9,392,570
Interest (b)	473,872	434,333	381,128	342,044	321,272	1,398,538	3,351,187
Operating Leases:
Minimum Rent Payments (c)	6,520	4,661	2,468	2,194	1,824	306,365	324,032
Other Long-Term Liabilities:
Deferred Compensation (d)	1,457	2,070	2,070	1,472	1,664	9,841	18,574

Total	$1,084,282	$1,769,143	$1,128,497	$913,881	$842,203	$7,348,357	$13,086,363

(a)	Amounts include aggregate principal payments only and includes in 2010 a $500.0 million term loan that the Company has the right to extend to 2012.
(b)	Amounts include interest expected to be incurred on the Company’s secured and unsecured debt based on obligations outstanding at December 31, 2009 and inclusive of capitalized interest. For floating rate debt, the current rate in effect for the most recent payment through December 31, 2009 is assumed to be in effect through the respective maturity date of each instrument.
(c)	Minimum basic rent due for various office space the Company leases and fixed base rent due on ground leases for four properties/parcels.
(d)	Estimated payments to the Company’s Chairman, Vice Chairman and two former CEO’s based on planned retirement dates.

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

The Company’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements. These policies were followed in preparing the consolidated financial statements at and for the year ended December 31, 2009 and are consistent with the year ended December 31, 2008, except with respect to noncontrolling interests and convertible debt as further described in Note 2.

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

Funds From Operations

For the year ended December 31, 2009, Funds From Operations (“FFO”) available to Common Shares and Units decreased $2.9 million, or 0.5%, as compared to the year ended December 31, 2008. For the year ended December 31, 2008, FFO available to Common Shares and Units decreased $95.0 million, or 13.3%, as compared to the year ended December 31, 2007.

The following is a reconciliation of net income to FFO available to Common Shares and Units for each of the five years ended December 31, 2009:

Funds From Operations

(Amounts in thousands)

	Year Ended December 31,
	2009 (3)	2008 (3)	2007 (3)	2006 (3)	2005
Net income	$382,029	$436,413	$1,047,356	$1,147,617	$931,246
Adjustments:
Net (income) loss attributable to Noncontrolling Interests:
Preference Interests and Units	(9)	(15)	(441)	(2,002)	(7,606)
Partially Owned Properties	558	(2,650)	(2,200)	(3,132)	801
Premium on redemption of Preference Interests	—	—	—	(684)	(4,134)
Depreciation	582,280	559,468	531,178	451,719	336,364
Depreciation – Non-real estate additions	(7,355)	(8,269)	(8,279)	(7,840)	(5,541)
Depreciation – Partially Owned and Unconsolidated Properties	759	4,157	4,379	4,338	2,487
Net (gain) on sales of unconsolidated entities	(10,689)	(2,876)	(2,629)	(370)	(1,330)
Discontinued operations:
Depreciation	18,095	43,440	85,236	140,798	192,383
Net (gain) on sales of discontinued operations	(335,299)	(392,857)	(933,013)	(1,025,803)	(706,405)
Net incremental (loss) gain on sales of condominium units	(385)	(3,932)	20,771	48,961	100,361

FFO (1) (2)	629,984	632,879	742,358	753,602	838,626
Preferred distributions	(14,479)	(14,507)	(22,792)	(37,113)	(49,642)
Premium on redemption of Preferred Shares	—	—	(6,154)	(3,965)	(4,359)

FFO available to Common Shares and Units (1) (2)	$615,505	$618,372	$713,412	$712,524	$784,625

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

(2)	The Company believes that FFO and FFO available to Common Shares and Units are helpful to investors as supplemental measures of the operating performance of a real estate company, because they are recognized measures of performance by the real estate industry and by excluding gains or losses related to dispositions of depreciable property and excluding real estate depreciation (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO and FFO available to Common Shares and Units can help compare the operating performance of a company’s real estate between periods or as compared to different companies. FFO and FFO available to Common Shares and Units do not represent net income, net income available to Common Shares or net cash flows from operating activities in accordance with GAAP. Therefore, FFO and FFO available to Common Shares and Units should not be exclusively considered as alternatives to net income, net income available to Common Shares or net cash flows from operating activities as determined by GAAP or as measures of liquidity. The Company’s calculation of FFO and FFO available to Common Shares and Units may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.
(3)	Effective January 1, 2009, companies are required to retrospectively expense certain implied costs of the option value related to convertible debt. As a result, net income, FFO and FFO available to Common Shares and Units have all been reduced by approximately $10.6 million, $13.3 million, $10.1 million and $3.6 million for the years ended December 31, 2009, 2008, 2007 and 2006, respectively.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to the Company’s financial instruments result primarily from changes in short-term LIBOR interest rates and changes in the SIFMA index for tax-exempt debt. The Company does not have any direct foreign exchange or other significant market risk.

The Company’s exposure to market risk for changes in interest rates relates primarily to the unsecured revolving and term credit facilities as well as floating rate tax-exempt debt. The Company typically incurs fixed rate debt obligations to finance acquisitions while it typically incurs floating rate debt obligations to finance working capital needs and as a temporary measure in advance of securing long-term fixed rate financing. The Company continuously evaluates its level of floating rate debt with respect to total debt and other factors, including its assessment of the current and future economic environment. To the extent the Company carries, as it did at December 31, 2008, substantial cash balances, this will tend to partially counterbalance any increase or decrease in interest rates.

The Company also utilizes certain derivative financial instruments to limit market risk. Interest rate protection agreements are used to convert floating rate debt to a fixed rate basis or vice versa as well as to partially lock in rates on future debt issuances. Derivatives are used for hedging purposes rather than speculation. The Company does not enter into financial instruments for trading purposes. See also Note 11 to the Notes to Consolidated Financial Statements for additional discussion of derivative instruments.

The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, other assets, lines of credit, accounts payable and accrued expenses and other liabilities) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of the Company’s mortgage notes payable and unsecured notes were approximately $4.6 billion and $4.7 billion, respectively, at December 31, 2009.

At December 31, 2009, the Company had total outstanding floating rate debt of approximately $1.8 billion, or 19.7% of total debt, net of the effects of any derivative instruments. If market rates of interest on all of the floating rate debt permanently increased by 13 basis points (a 10% increase from the Company’s existing weighted average interest rates), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $2.4 million. If market rates of interest on all of the floating rate debt permanently decreased by 13 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $2.4 million.

At December 31, 2009, the Company had total outstanding fixed rate debt of approximately $7.5 billion, or 80.3% of total debt, net of the effects of any derivative instruments. If market rates of interest permanently increased by 59 basis points (a 10% increase from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $6.9 billion. If market rates of interest permanently decreased by 59 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $8.4 billion.

At December 31, 2009, the Company’s derivative instruments had a net asset fair value of approximately $25.2 million. If market rates of interest permanently increased by 20 basis points (a 10% increase from the Company’s existing weighted average interest rates), the net asset fair value of the Company’s derivative instruments would be approximately $35.5 million. If market rates of interest permanently decreased by 20 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the net asset fair value of the Company’s derivative instruments would be approximately $15.9 million.

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

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of December 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2009. Our internal control over financial reporting has been audited as of December 31, 2009 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Items 10, 11, 12, 13 and 14.

Trustees, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Trustee Independence; and Principal Accounting Fees and Services.

The information required by Item 10, Item 11, Item 12, Item 13 and Item 14 is incorporated by reference to, and will be contained in, the Company’s definitive proxy statement, which the Company anticipates will be filed no later than April 15, 2010, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

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
David J. Neithercut, President and
Chief Executive Officer

Date: February 25, 2010

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

POWER OF ATTORNEY

KNOW ALL MEN/WOMEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints David J. Neithercut, Mark J. Parrell and Ian S. Kaufman, or any of them, his or her attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her in any and all capacities, to do all acts and things which said attorneys and agents, or any of them, deem advisable to enable the company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the company’s filing of an annual report on Form 10-K for the company’s fiscal year 2009, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his or her name as a trustee or officer, or both, of the company, as indicated below opposite his or her signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth below and on the dates indicated:

Name	Title	Date

/S/ DAVID J. NEITHERCUT David J. Neithercut	President, Chief Executive Officer and Trustee	February 25, 2010

/S/ MARK J. PARRELL Mark J. Parrell	Executive Vice President and Chief Financial Officer	February 25, 2010

/S/ IAN S. KAUFMAN Ian S. Kaufman	Senior Vice President and Chief Accounting Officer	February 25, 2010

/S/ JOHN W. ALEXANDER John W. Alexander	Trustee	February 25, 2010

/S/ CHARLES L. ATWOOD Charles L. Atwood	Trustee	February 25, 2010

/S/ LINDA WALKER BYNOE Linda Walker Bynoe	Trustee	February 25, 2010

/S/ BOONE A. KNOX Boone A. Knox	Trustee	February 25, 2010

/S/ JOHN E. NEAL John E. Neal	Trustee	February 25, 2010

/S/ SHELI Z. ROSENBERG Sheli Z. Rosenberg	Trustee	February 25, 2010

/S/ MARK S. SHAPIRO Mark S. Shapiro	Trustee	February 25, 2010

/S/ B. JOSEPH WHITE B. Joseph White	Trustee	February 25, 2010

/S/ GERALD A. SPECTOR Gerald A. Spector	Vice Chairman of the Board of Trustees	February 25, 2010

/S/ SAMUEL ZELL Samuel Zell	Chairman of the Board of Trustees	February 25, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

EQUITY RESIDENTIAL

PAGE
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	F-5 to F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	F-7 to F-9

Consolidated Statements of Changes in Equity for the years ended December 31, 2009, 2008 and 2007	F-10 to F-11

Notes to Consolidated Financial Statements	F-12 to F-45

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III – Real Estate and Accumulated Depreciation	S-1 to S-11

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders

Equity Residential

We have audited the accompanying consolidated balance sheets of Equity Residential (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the accompanying index to the consolidated financial statements and schedule. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Residential at December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Equity Residential changed its method of accounting for convertible debt instruments and noncontrolling interests upon the adoption of new accounting pronouncements, effective January 1, 2009 and applied retrospectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity Residential’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois

February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Trustees and Shareholders

Equity Residential

We have audited Equity Residential’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). Equity Residential’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Equity Residential maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Equity Residential as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2009 of Equity Residential and our report dated February 25, 2010, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois

February 25, 2010

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

	December 31, 2009	December 31, 2008
ASSETS
Investment in real estate
Land	$3,650,324	$3,671,299
Depreciable property	13,893,521	13,908,594
Projects under development	668,979	855,473
Land held for development	252,320	254,873

Investment in real estate	18,465,144	18,690,239
Accumulated depreciation	(3,877,564)	(3,561,300)

Investment in real estate, net	14,587,580	15,128,939
Cash and cash equivalents	193,288	890,794
Investments in unconsolidated entities	6,995	5,795
Deposits – restricted	352,008	152,732
Escrow deposits – mortgage	17,292	19,729
Deferred financing costs, net	46,396	53,817
Other assets	213,956	283,304

Total assets	$15,417,515	$16,535,110

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$4,783,446	$5,036,930
Notes, net	4,609,124	5,447,012
Lines of credit	—	—
Accounts payable and accrued expenses	58,537	108,463
Accrued interest payable	101,849	113,846
Other liabilities	272,236	289,562
Security deposits	59,264	64,355
Distributions payable	100,266	141,843

Total liabilities	9,984,722	11,202,011

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	258,280	264,394

Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 1,950,925 shares issued and outstanding as of December 31, 2009 and 1,951,475 shares issued and outstanding as of December 31, 2008	208,773	208,786
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 279,959,048 shares issued and outstanding as of December 31, 2009 and 272,786,760 shares issued and outstanding as of December 31, 2008	2,800	2,728
Paid in capital	4,477,426	4,273,489
Retained earnings	353,659	456,152
Accumulated other comprehensive income (loss)	4,681	(35,799)

Total shareholders’ equity	5,047,339	4,905,356
Noncontrolling Interests:
Operating Partnership	116,120	137,645
Preference Interests and Units	—	184
Partially Owned Properties	11,054	25,520

Total Noncontrolling Interests	127,174	163,349

Total equity	5,174,513	5,068,705

Total liabilities and equity	$15,417,515	$16,535,110

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2009	2008	2007
REVENUES
Rental income	$1,933,365	$1,964,954	$1,814,863
Fee and asset management	10,346	10,715	9,183

Total revenues	1,943,711	1,975,669	1,824,046

EXPENSES
Property and maintenance	487,216	508,048	472,899
Real estate taxes and insurance	215,250	203,582	181,887
Property management	71,938	77,063	87,476
Fee and asset management	7,519	7,981	8,412
Depreciation	582,280	559,468	531,178
General and administrative	38,994	44,951	46,767
Impairment	11,124	116,418	—

Total expenses	1,414,321	1,517,511	1,328,619

Operating income	529,390	458,158	495,427

Interest and other income	16,684	33,515	20,037
Other expenses	(6,487)	(5,760)	(1,827)
Interest:
Expense incurred, net	(503,828)	(489,513)	(489,310)
Amortization of deferred financing costs	(12,794)	(9,684)	(10,077)

Income (loss) before income and other taxes, (loss) income from investments in unconsolidated entities, net gain on sales of unconsolidated entities and land parcels and discontinued operations	22,965	(13,284)	14,250
Income and other tax (expense) benefit	(2,808)	(5,284)	(2,518)
(Loss) income from investments in unconsolidated entities	(2,815)	(107)	332
Net gain on sales of unconsolidated entities	10,689	2,876	2,629
Net gain on sales of land parcels	—	2,976	6,360

Income (loss) from continuing operations	28,031	(12,823)	21,053
Discontinued operations, net	353,998	449,236	1,026,303

Net income	382,029	436,413	1,047,356
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(20,305)	(26,126)	(64,527)
Preference Interests and Units	(9)	(15)	(441)
Partially Owned Properties	558	(2,650)	(2,200)

Net income attributable to controlling interests	362,273	407,622	980,188
Preferred distributions	(14,479)	(14,507)	(22,792)
Premium on redemption of Preferred Shares	—	—	(6,154)

Net income available to Common Shares	$347,794	$393,115	$951,242

Earnings per share – basic:
Income (loss) from continuing operations available to Common Shares	$0.05	$(0.10)	$(0.04)

Net income available to Common Shares	$1.27	$1.46	$3.40

Weighted average Common Shares outstanding	273,609	270,012	279,406

Earnings per share – diluted:
Income (loss) from continuing operations available to Common Shares	$0.05	$(0.10)	$(0.04)

Net income available to Common Shares	$1.27	$1.46	$3.40

Weighted average Common Shares outstanding	290,105	270,012	279,406

Distributions declared per Common Share outstanding	$1.64	$1.93	$1.87

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Amounts in thousands except per share data)

	Year Ended December 31,
	2009	2008	2007
Comprehensive income:

Net income	$382,029	$436,413	$1,047,356
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	37,676	(23,815)	(3,853)
Losses reclassified into earnings from other comprehensive income	3,724	2,696	1,954
Other	449	—	—
Other comprehensive income (loss) – other instruments:
Unrealized holding gains arising during the year	3,574	1,202	27
(Gains) realized during the year	(4,943)	—	—

Comprehensive income	422,509	416,496	1,045,484
Comprehensive (income) attributable to Noncontrolling Interests	(19,756)	(28,791)	(67,168)

Comprehensive income attributable to controlling interests	$402,753	$387,705	$978,316

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$382,029	$436,413	$1,047,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	600,375	602,908	616,414
Amortization of deferred financing costs	13,127	9,701	11,849
Amortization of discounts on investment securities	(1,661)	(365)	—
Amortization of discounts and premiums on debt	5,857	9,730	5,082
Amortization of deferred settlements on derivative instruments	2,228	1,317	575
Impairment	11,124	116,418	—
Write-off of pursuit costs	4,838	5,535	1,726
Transaction costs	1,650	225	104
Loss (income) from investments in unconsolidated entities	2,815	107	(332)
Distributions from unconsolidated entities – return on capital	153	116	102
Net (gain) on sales of investment securities	(4,943)	—	—
Net (gain) on sales of unconsolidated entities	(10,689)	(2,876)	(2,629)
Net (gain) on sales of land parcels	—	(2,976)	(6,360)
Net (gain) on sales of discontinued operations	(335,299)	(392,857)	(933,013)
Loss (gain) on debt extinguishments	17,525	(18,656)	3,339
Unrealized (gain) loss on derivative instruments	(3)	500	(1)
Compensation paid with Company Common Shares	17,843	22,311	21,631
Other operating activities, net	—	—	(19)

Changes in assets and liabilities:
Decrease (increase) in deposits – restricted	3,117	(1,903)	2,927
Decrease (increase) in other assets	11,768	(1,488)	(4,873)
(Decrease) in accounts payable and accrued expenses	(34,524)	(821)	(9,760)
(Decrease) increase in accrued interest payable	(11,997)	(10,871)	33,545
Increase (decrease) in other liabilities	2,220	(19,412)	1,482
(Decrease) increase in security deposits	(5,091)	2,196	4,087

Net cash provided by operating activities	672,462	755,252	793,232

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(175,531)	(388,083)	(1,680,074)
Investment in real estate – development/other	(330,623)	(521,546)	(480,184)
Improvements to real estate	(123,937)	(169,838)	(252,675)
Additions to non-real estate property	(2,028)	(2,327)	(7,696)
Interest capitalized for real estate under development	(34,859)	(60,072)	(45,107)
Proceeds from disposition of real estate, net	887,055	887,576	2,012,939
Investments in unconsolidated entities	—	—	(191)
Distributions from unconsolidated entities – return of capital	6,521	3,034	122
Purchase of investment securities	(77,822)	(158,367)	—
Proceeds from sale of investment securities	215,753	—	—
Transaction costs	(1,650)	(225)	(104)
(Increase) decrease in deposits on real estate acquisitions, net	(250,257)	65,395	245,667
Decrease in mortgage deposits	2,437	445	5,354
Acquisition of Noncontrolling Interests – Partially Owned Properties	(11,480)	(20)	—
Other investing activities, net	—	—	1,200

Net cash provided by (used for) investing activities	103,579	(344,028)	(200,749)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(9,291)	$(9,233)	$(26,257)
Mortgage notes payable:
Proceeds	738,798	1,841,453	827,831
Restricted cash	46,664	37,262	(113,318)
Lump sum payoffs	(939,022)	(411,391)	(523,299)
Scheduled principal repayments	(17,763)	(24,034)	(24,732)
Gain (loss) on debt extinguishments	2,400	(81)	(3,339)
Notes, net:
Proceeds	—	—	1,493,030
Lump sum payoffs	(850,115)	(304,043)	(150,000)
Scheduled principal repayments	—	—	(4,286)
(Loss) gain on debt extinguishments	(19,925)	18,737	—
Lines of credit:
Proceeds	—	841,000	17,536,000
Repayments	—	(980,000)	(17,857,000)
Proceeds from (payments on) settlement of derivative instruments	11,253	(26,781)	2,370
Proceeds from sale of Common Shares	86,184	—	—
Proceeds from Employee Share Purchase Plan (ESPP)	5,292	6,170	7,165
Proceeds from exercise of options	9,136	24,634	28,760
Common Shares repurchased and retired	(1,124)	(12,548)	(1,221,680)
Redemption of Preferred Shares	—	—	(175,000)
Premium on redemption of Preferred Shares	—	—	(24)
Payment of offering costs	(2,536)	(102)	(175)
Other financing activities, net	(16)	(16)	(14)
Contributions – Noncontrolling Interests – Partially Owned Properties	893	2,083	10,267
Contributions – Noncontrolling Interests – Operating Partnership	78	—	—
Distributions:
Common Shares	(488,604)	(522,195)	(526,281)
Preferred Shares	(14,479)	(14,521)	(27,008)
Preference Interests and Units	(12)	(15)	(453)
Noncontrolling Interests – Operating Partnership	(28,935)	(34,584)	(35,543)
Noncontrolling Interests – Partially Owned Properties	(2,423)	(3,056)	(18,943)

Net cash (used for) provided by financing activities	(1,473,547)	428,739	(801,929)

Net (decrease) increase in cash and cash equivalents	(697,506)	839,963	(209,446)
Cash and cash equivalents, beginning of year	890,794	50,831	260,277

Cash and cash equivalents, end of year	$193,288	$890,794	$50,831

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2009	2008	2007
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$508,847	$491,803	$457,700

Net cash paid (received) for income and other taxes	$3,968	$(1,252)	$(1,587)

Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$24,946	$226,196

Valuation of OP Units issued	$1,034	$849	$—

Mortgage loans (assumed) by purchaser	$(17,313)	$—	$(76,744)

Amortization of deferred financing costs:
Investment in real estate, net	$(3,585)	$(1,986)	$(1,521)

Deferred financing costs, net	$16,712	$11,687	$13,370

Amortization of discounts and premiums on debt:
Investment in real estate, net	$(3)	$(6)	$—

Mortgage notes payable	$(6,097)	$(6,287)	$(6,252)

Notes, net	$11,957	$16,023	$11,334

Amortization of deferred settlements on derivative instruments:
Other liabilities	$(1,496)	$(1,379)	$(1,379)

Accumulated other comprehensive income (loss)	$3,724	$2,696	$1,954

Unrealized (gain) loss on derivative instruments:
Other assets	$(33,261)	$(6,680)	$(2,347)

Mortgage notes payable	$(1,887)	$6,272	$7,492

Notes, net	$719	$1,846	$4,323

Other liabilities	$(3,250)	$22,877	$(5,616)

Accumulated other comprehensive income (loss)	$37,676	$(23,815)	$(3,853)

Proceeds from (payments on) settlement of derivative instruments:
Other assets	$11,253	$(98)	$2,375

Other liabilities	$—	$(26,683)	$(5)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands)

	Year Ended December 31,
	2009	2008	2007
SHAREHOLDERS’ EQUITY

PREFERRED SHARES
Balance, beginning of year	$208,786	$209,662	$386,574
Redemption of 8.60% Series D Cumulative Redeemable	—	—	(175,000)
Conversion of 7.00% Series E Cumulative Convertible	(13)	(828)	(1,818)
Conversion of 7.00% Series H Cumulative Convertible	—	(48)	(94)

Balance, end of year	$208,773	$208,786	$209,662

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$2,728	$2,696	$2,936
Conversion of Preferred Shares into Common Shares	—	—	1
Conversion of Preference Interests into Common Shares	—	—	3
Conversion of OP Units into Common Shares	27	17	15
Issuance of Common Shares	35	—	—
Exercise of share options	4	10	10
Employee Share Purchase Plan (ESPP)	3	2	2
Share-based employee compensation expense:
Restricted/performance shares	3	5	4
Common Shares repurchased and retired	—	(2)	(275)

Balance, end of year	$2,800	$2,728	$2,696

PAID IN CAPITAL
Balance, beginning of year	$4,273,489	$4,134,209	$5,070,593
Common Share Issuance:
Conversion of Preferred Shares into Common Shares	13	876	1,911
Conversion of Preference Interests into Common Shares	—	—	11,497
Conversion of OP Units into Common Shares	48,776	49,884	32,430
Issuance of Common Shares	123,699	—	—
Exercise of share options	9,132	24,624	28,750
Employee Share Purchase Plan (ESPP)	5,289	6,168	7,163
Share-based employee compensation expense:
Performance shares	179	(8)	1,278
Restricted shares	11,129	17,273	15,226
Share options	5,996	5,846	5,345
ESPP discount	1,303	1,289	1,701
Common Shares repurchased and retired	(1,124)	(7,906)	(1,226,045)
Offering costs	(2,536)	(102)	(175)
Premium on redemption of Preferred Shares – original issuance costs	—	—	6,130
Supplemental Executive Retirement Plan (SERP)	27,809	(7,304)	(6,709)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(1,496)	—	—
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(14,544)	65,524	146,284
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(9,688)	(16,884)	38,830

Balance, end of year	$4,477,426	$4,273,489	$4,134,209

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2009	2008	2007
SHAREHOLDERS’ EQUITY (continued)

RETAINED EARNINGS
Balance, beginning of year	$456,152	$586,685	$156,143
Net income attributable to controlling interests	362,273	407,622	980,188
Common Share distributions	(450,287)	(523,648)	(520,700)
Preferred Share distributions	(14,479)	(14,507)	(22,792)
Premium on redemption of Preferred Shares – cash charge	—	—	(24)
Premium on redemption of Preferred Shares – original issuance costs	—	—	(6,130)

Balance, end of year	$353,659	$456,152	$586,685

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$(35,799)	$(15,882)	$(14,010)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	37,676	(23,815)	(3,853)
Losses reclassified into earnings from other comprehensive income	3,724	2,696	1,954
Other	449	—	—
Accumulated other comprehensive income (loss) – other instruments:
Unrealized holding gains arising during the year	3,574	1,202	27
(Gains) realized during the year	(4,943)	—	—

Balance, end of year	$4,681	$(35,799)	$(15,882)

NONCONTROLLING INTERESTS

OPERATING PARTNERSHIP
Balance, beginning of year	$137,645	$162,185	$186,285
Issuance of OP Units to Noncontrolling Interests	1,034	849	—
Issuance of LTIP Units to Noncontrolling Interests	78	—	—
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(48,803)	(49,901)	(32,445)
Equity compensation associated with Noncontrolling Interests	1,194	—	—
Net income attributable to Noncontrolling Interests	20,305	26,126	64,527
Distributions to Noncontrolling Interests	(25,679)	(33,745)	(35,213)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	20,658	15,247	17,861
Adjustment for Noncontrolling Interests ownership in Operating Partnership	9,688	16,884	(38,830)

Balance, end of year	$116,120	$137,645	$162,185

PREFERENCE INTERESTS AND UNITS
Balance, beginning of year	$184	$184	$11,684
Conversion of 7.625% Series J Preference Interests	—	—	(11,500)
Conversion of Series B Junior Preference Units	(184)	—	—

Balance, end of year	$—	$184	$184

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$25,520	$26,236	$26,814
Net (loss) income attributable to Noncontrolling Interests	(558)	2,650	2,200
Contributions by Noncontrolling Interests	893	2,083	10,267
Distributions to Noncontrolling Interests	(2,439)	(3,072)	(18,957)
Other	(657)	(500)	5,912
Acquisition of additional ownership interest by Operating Partnership	(11,705)	(1,877)	—

Balance, end of year	$11,054	$25,520	$26,236

See accompanying notes

EQUITY RESIDENTIAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Equity Residential (“EQR”), a Maryland real estate investment trust (“REIT”) formed in March 1993, is an S&P 500 company focused on the acquisition, development and management of high quality apartment properties in top United States growth markets. EQR has elected to be taxed as a REIT.

EQR is the general partner of, and as of December 31, 2009 owned an approximate 95.2% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”). The Company is structured as an umbrella partnership REIT (“UPREIT”) under which all property ownership and related business operations are conducted through the Operating Partnership and its subsidiaries. References to the “Company” include EQR, the Operating Partnership and those entities owned or controlled by the Operating Partnership and/or EQR.

As of December 31, 2009, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 495 properties in 23 states and the District of Columbia consisting of 137,007 units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Units
Wholly Owned Properties	432	118,796
Partially Owned Properties:
Consolidated	27	5,530
Unconsolidated	34	8,086
Military Housing	2	4,595

	495	137,007

The “Wholly Owned Properties” are accounted for under the consolidation method of accounting. The Company beneficially owns 100% fee simple title to 429 of the 432 Wholly Owned Properties and all but one of its wholly owned development properties and land parcels. The Company owns the building and improvements and leases the land underlying the improvements under long-term ground leases that expire in 2026, 2077 and 2101 for the three operating properties, respectively, and 2104 for one land parcel. These properties are consolidated and reflected as real estate assets while the ground leases are accounted for as operating leases.

The “Partially Owned Properties – Consolidated” are controlled by the Company but have partners with noncontrolling interests and are accounted for under the consolidation method of accounting. The “Partially Owned Properties – Unconsolidated” are partially owned but not controlled by the Company and consist of investments in partnership interests that are accounted for under the equity method of accounting. The “Military Housing” properties consist of investments in limited liability companies that, as a result of the terms of the operating agreements, are accounted for as management contract rights with all fees recognized as fee and asset management revenue.

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

Real Estate Assets and Depreciation of Investment in Real Estate

Effective for business combinations on or after January 1, 2009, an acquiring entity is required to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, an acquiring entity is required to expense acquisition-related costs as incurred (amounts are included in the other expenses line item in the consolidated statements of operations), value noncontrolling interests at fair value at the acquisition date and expense restructuring costs associated with an acquired business. Due to the Company’s limited acquisition activities in 2009, this has not had a material effect on the Company’s consolidated results of operations or financial position. Should the Company increase its acquisition activities, the effect could become material.

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

•	In-Place Leases – The Company considers the value of acquired in-place leases and the amortization period is the average remaining term of each respective in-place acquired lease.

•

Other Intangible Assets – The Company considers whether it has acquired other intangible assets, including any customer relationship intangibles and the amortization period is the estimated useful life of the acquired intangible asset.

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

The Company classifies real estate assets as real estate held for disposition when it is certain a property will be disposed of (see further discussion below).

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

For long-lived assets to be disposed of, an impairment loss is recognized when the estimated fair value of the asset, less the estimated cost to sell, is less than the carrying amount of the asset measured at the time that the Company has determined it will sell the asset. Long-lived assets held for disposition and the related liabilities are separately reported, with the long-lived assets reported at the lower of their carrying amounts or their estimated fair values, less their costs to sell, and are not depreciated after reclassification to real estate held for disposition.

Cost Capitalization

See the Real Estate Assets and Depreciation of Investment in Real Estate section for a discussion of the Company’s policy with respect to capitalization vs. expensing of fixed asset/repair and maintenance costs. In addition, the Company capitalizes the payroll and associated costs of employees directly responsible for and who spend all of their time on the supervision of major capital and/or renovation projects. These costs are reflected on the balance sheet as an increase to depreciable property.

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

Cash and Cash Equivalents

The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at one or more institutions typically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions’ non-performance.

Investment Securities

Investment securities are included in other assets in the consolidated balance sheets. These securities are classified as held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Otherwise, the securities are classified as available-for-sale and carried at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain the Company’s lines of credit and long-term financings. These costs are amortized over the terms of the related debt. Unamortized financing costs are written off when debt is retired before the maturity date. The accumulated amortization of such deferred financing costs was $34.6 million and $31.4 million at December 31, 2009 and 2008, respectively.

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

The Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In addition, fair value adjustments will affect either shareholders’ equity or net income depending on whether the derivative instruments qualify as a hedge for accounting purposes and, if so, the nature of the hedging activity. When the terms of an underlying transaction are modified, or when the underlying transaction is terminated or completed, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period. The Company does not use derivatives for trading or speculative purposes.

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

Share-Based Compensation

The Company expenses share-based compensation such as restricted shares and share options. The fair value of the option grants are recognized over the vesting period of the options. The fair value for the Company’s share options was estimated at the time the share options were granted using the Black-Scholes option pricing model with the following weighted average assumptions:

	2009	2008	2007
Expected volatility (1)	26.8%	20.3%	18.9%
Expected life (2)	5 years	5 years	5 years
Expected dividend yield (3)	4.68%	4.95%	5.41%
Risk-free interest rate (4)	1.89%	2.67%	4.74%
Option valuation per share	$3.38	$4.08	$6.26

(1)	Expected volatility – Estimated based on the historical volatility of EQR’s share price, on a monthly basis, for a period matching the expected life of each grant.
(2)	Expected life – Approximates the actual weighted average life of all share options granted since the Company went public in 1993.
(3)	Expected dividend yield – Calculated by averaging the historical annual yield on EQR shares for a period matching the expected life of each grant, with the annual yield calculated by dividing actual dividends by the average price of EQR’s shares in a given year.
(4)	Risk-free interest rate – The most current U.S. Treasury rate available prior to the grant date for a period matching the expected life of each grant.

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

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected amortization of goodwill, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of December 31, 2009, the Company has recorded a deferred tax asset of approximately $42.5 million, which is fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.

The Company provided for income, franchise and excise taxes allocated as follows in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands):

	Year Ended December 31,
	2009	2008	2007
Income and other tax expense (benefit) (1)	$2,808	$5,284	$2,518
Discontinued operations, net (2)	(1,165)	(1,846)	(7,307)

Provision (benefit) for income, franchise and excise taxes (3)	$1,643	$3,438	$(4,789)

(1)	Primarily includes state and local income, excise and franchise taxes.
(2)	Primarily represents federal income taxes (recovered) on the gains on sales of condominium units owned by a TRS and included in discontinued operations. Also represents state and local income, excise and franchise taxes on operating properties sold and included in discontinued operations.
(3)	All provision for income tax amounts are current and none are deferred.

The Company’s TRS’ carried back approximately $7.3 million and $13.9 million of net operating losses (“NOL”) during the years ended December 31, 2008 and 2007, respectively, and none were carried back in 2009. The Company’s TRS’ have approximately $46.7 million of NOL carryforwards available as of January 1, 2010 that will expire in 2028 and 2029.

During the years ended December 31, 2009, 2008 and 2007, the Company’s tax treatment of dividends and distributions were as follows:

	Year Ended December 31,
	2009	2008	2007
Tax treatment of dividends and distributions:
Ordinary dividends	$0.807	$0.699	$—
Qualified dividends	—	—	—
Long-term capital gain	0.558	0.755	1.426
Unrecaptured section 1250 gain	0.275	0.476	0.444

Dividends and distributions declared per Common Share outstanding	$1.640	$1.930	$1.870

The cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes as of December 31, 2009 and 2008 was approximately $10.4 billion and $10.7 billion, respectively.

Noncontrolling Interests

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

Operating Partnership: Net income is allocated to noncontrolling interests based on their respective ownership percentage of the Operating Partnership. The ownership percentage is calculated by dividing the number of units of limited partnership interest (“OP Units”) held by the noncontrolling interests by the total OP Units held by the noncontrolling interests and EQR. Issuance of additional common shares of beneficial interest, $0.01 par value per share (the “Common Shares”), and OP Units changes the ownership interests of both the noncontrolling interests and EQR. Such transactions and the related proceeds are treated as capital transactions.

Partially Owned Properties: The Company reflects noncontrolling interests in partially owned properties on the balance sheet for the portion of properties consolidated by the Company that are not wholly owned by the Company. The earnings or losses from those properties attributable to the noncontrolling interests are reflected as noncontrolling interests in partially owned properties in the consolidated statements of operations.

Redeemable Noncontrolling Interests – Operating Partnership: The Company classifies Redeemable Noncontrolling Interests – Operating Partnership in the mezzanine section of the balance sheet for the portion of OP Units that the Company is required, either by contract or securities law, to deliver registered EQR Common Shares to the exchanging OP Unit holder. The redeemable noncontrolling interest units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.

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

Reclassifications

Certain reclassifications considered necessary for a fair presentation have been made to the prior period financial statements in order to conform to the current year presentation. These reclassifications have not changed the results of operations or equity.

Other

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which superseded all then-existing non-SEC accounting and reporting standards and became the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by non-governmental entities. The Company adopted the codification as required, effective for the quarter ended September 30, 2009. The adoption of the codification has no impact on the Company’s consolidated results of operations or financial position but changed the way we refer to accounting literature in reports beginning with the quarter ended September 30, 2009.

Effective December 31, 2008, public companies were required to provide additional disclosures about transfers of financial assets. In addition, public enterprises, including sponsors that have a variable interest in a Variable Interest Entity (“VIE”), were required to provide additional disclosures about their involvement with VIEs. For the Company, this includes only its development partnerships as the Company provides substantially all of the capital for these ventures (other than third party mortgage debt, if any). These requirements affected only disclosures and had no impact on the Company’s consolidated results of operations or financial position.

Effective January 1, 2010, companies will be required to provide more information about transfers of financial assets, including securitization transactions and where companies have continuing exposure to the risks related to transferred financial assets. The concept of a qualifying special-purpose entity will be eliminated, the requirements for derecognizing financial assets will change and additional disclosures will be required. The Company does not expect this will have a material effect on its consolidated results of operations or financial position.

Effective January 1, 2010, the way in which a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights should be consolidated will change. The determination of whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The Company does not expect this will have a material effect on its consolidated results of operations or financial position.

The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. The Company is presently the controlling partner in various consolidated partnerships consisting of 27 properties and 5,530 units and various uncompleted development properties having a noncontrolling interest book value of $11.1 million at December 31, 2009. Some of these partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of December 31, 2009, the Company estimates the value of Noncontrolling Interest distributions would have been approximately $45.5 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on December 31, 2009 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company’s Partially Owned Properties is subject to change. To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

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

Effective January 1, 2008, companies were permitted to elect a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial instruments. The Fair Value Option is available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The Company has not adopted this optional standard.

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

Effective January 1, 2010, companies will be required to discuss the reasons for transfers into or out of Level 3 of the fair value hierarchy and, if significant, disclose these transfers on a gross basis. Companies will also be required to disclose significant transfers between Level 1 and Level 2 and the reasons for these transfers. In addition, companies should provide fair value disclosures by each class rather than major category of assets and liabilities as well as the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Level 2 or 3. The Company does not expect this will have a material effect on its consolidated results of operations or financial position.

Effective January 1, 2011, companies will be required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 measurements. The Company does not expect this will have a material effect on its consolidated results of operations or financial position.

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

Effective January 1, 2009, issuers of certain convertible debt instruments that may be settled in cash on conversion are required to separately account for the liability and equity components of the instrument in a manner that reflects each issuer’s nonconvertible debt borrowing rate. As the Company is required to apply this retrospectively, the accounting for the Operating Partnership’s $650.0 million ($482.5 million outstanding at December 31, 2009) 3.85% convertible unsecured notes that were issued in August 2006 and mature in August 2026 is affected. The Company recognized $20.6 million, $24.4 million and $25.0 million in interest expense related to the stated coupon of 3.85% for the years ended December 31, 2009, 2008 and 2007, respectively. The amount of the conversion option as of the date of issuance calculated by the Company using a 5.80% effective interest rate was $44.3 million and is being amortized to interest expense over the expected life of the convertible notes (through the first put date on August 18, 2011). Total amortization of the cash discount and conversion option discount on the unsecured notes resulted in a reduction to earnings of approximately $10.6 million or $0.04 per share for the year ended December 31, 2009 and is anticipated to result in a reduction to earnings of approximately $7.8 million or $0.03 per share for the year ended December 31, 2010 assuming the Company does not repurchase any additional amounts of this debt. In addition, the Company decreased the January 1, 2009 balance of retained earnings by $27.0 million, decreased the January 1, 2009 balance of notes by $17.3 million and increased the January 1, 2009 balance of paid in capital by $44.3 million. Due to the required retrospective application, it resulted in a reduction to earnings of approximately $13.3 million or $0.05 per share for the year ended December 31, 2008 and approximately $10.1 million or $0.04 per share for the year ended December 31, 2007. The carrying amount of the conversion option remaining in paid in capital was $44.3 million at both December 31, 2009 and 2008. The unamortized cash and conversion option discounts totaled $12.8 million and $23.4 million at December 31, 2009 and 2008, respectively.

3. Equity and Redeemable Noncontrolling Interests

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and Long-Term Incentive Plan (“LTIP”) Units) for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Common Shares
Common Shares outstanding at January 1,	272,786,760	269,554,661	293,551,633

Common Shares Issued:
Conversion of Series E Preferred Shares	612	36,830	80,895
Conversion of Series H Preferred Shares	—	2,750	5,463
Conversion of Preference Interests	—	—	324,484
Conversion of OP Units	2,676,002	1,759,560	1,494,263
Issuance of Common Shares	3,497,300	—	—
Exercise of share options	422,713	995,129	1,040,765
Employee Share Purchase Plan (ESPP)	324,394	195,961	189,071
Restricted share grants, net	298,717	461,954	352,433

Common Shares Other:
Repurchased and retired	(47,450)	(220,085)	(27,484,346)

Common Shares outstanding at December 31,	279,959,048	272,786,760	269,554,661

Units
Units outstanding at January 1,	16,679,777	18,420,320	19,914,583
LTIP Units, net	154,616	—	—
OP Units issued through acquisitions/consolidations	32,061	19,017	—
Conversion of Series B Junior Preference Units	7,517	—	—
Conversion of OP Units to Common Shares	(2,676,002)	(1,759,560)	(1,494,263)

Units outstanding at December 31,	14,197,969	16,679,777	18,420,320

Total Common Shares and Units outstanding at December 31,	294,157,017	289,466,537	287,974,981

Units Ownership Interest in Operating Partnership	4.8%	5.8%	6.4%

LTIP Units Issued:
Issuance – per unit	$0.50	—	—
Issuance – contribution valuation	$0.1 million	—	—

OP Units Issued:
Acquisitions/consolidations – per unit	$26.50	$44.64	—
Acquisitions/consolidations – valuation	$0.8 million	$0.8 million	—

Conversion of Series B Junior Preference Units – per unit	$24.50	—	—
Conversion of Series B Junior Preference Units – valuation	$0.2 million	—	—

As of December 31, 2009, an unlimited amount of equity securities remains available for issuance by the Company under a registration statement the SEC declared effective in December 2008 (under SEC regulations enacted in 2005, the registration statement automatically expires on December 15, 2011 and does not contain a maximum issuance amount).

In September 2009, the Company announced the creation of an At-The-Market (“ATM”) share offering program which would allow the Company to sell up to 17.0 million Common Shares from time to time over the next three years into the existing trading market at current market prices as well as through negotiated transactions. During the year ended December 31, 2009, the Company issued approximately 3.5 million Common Shares at an average price of $35.38 per share for total consideration of approximately $123.7 million through the ATM program. As of December 31, 2009, transactions to issue approximately 1.1 million of the 3.5 million Common Shares had not yet settled. As of December 31, 2009, the Company has increased the number of Common Shares issued and outstanding by this amount and recorded a receivable of approximately $37.6 million included in other assets on the consolidated balance sheets. EQR has authorization to issue an additional 13.5 million of its shares as of December 31, 2009.

During the year ended December 31, 2007, the Board of Trustees approved increases totaling $1.2 billion to the Company’s authorized share repurchase program. Considering the additional authorizations and the repurchase activity for the year ended December 31, 2009, EQR has authorization to repurchase an additional $466.5 million of its shares as of December 31, 2009.

During the year ended December 31, 2009, the Company repurchased 47,450 of its Common Shares at an average price of $23.69 per share for total consideration of $1.1 million. These shares were retired subsequent to the repurchases. All of the shares repurchased during the year ended December 31, 2009 were repurchased from employees at the then current market prices to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares.

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

A portion of the Noncontrolling Interests – Operating Partnership Units are classified as mezzanine equity as they do not meet the requirements for permanent equity classification. The Operating Partnership has the right but not the obligation to make a cash payment to any and all holders of Noncontrolling Interests – Operating Partnership Units requesting an exchange from EQR. Once the Operating Partnership elects not to redeem the Noncontrolling Interests – Operating Partnership Units for cash, EQR is obligated to deliver EQR Common Shares to the exchanging holder of the Noncontrolling Interests – Operating Partnership Units. If EQR is required, either by contract or securities law, to deliver registered EQR Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered EQR Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at December 31, 2009 and 2008.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of December 31, 2009, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $258.3 million, which represents the value of EQR Common Shares that would be issued in exchange with the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the years ended December 31, 2009, 2008 and 2007, respectively (amounts in thousands):

	2009	2008	2007
Balance at January 1,	$264,394	$345,165	$509,310
Change in market value	14,544	(65,524)	(146,284)
Change in carrying value	(20,658)	(15,247)	(17,861)

Balance at December 31,	$258,280	$264,394	$345,165

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

The following table presents the Company’s issued and outstanding Preferred Shares as of December 31, 2009 and 2008:

				Amounts in thousands
	Redemption Date (1) (2)	Conversion Rate (2)	Annual Dividend per Share (3)	December 31, 2009	December 31, 2008
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
7.00% Series E Cumulative Convertible Preferred; liquidation value $25 per share; 328,466 and 329,016 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	11/1/98	1.1128	$1.75	$8,212	$8,225
7.00% Series H Cumulative Convertible Preferred; liquidation value $25 per share; 22,459 shares issued and outstanding at December 31, 2009 and December 31, 2008	6/30/98	1.4480	$1.75	561	561
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at December 31, 2009 and December 31, 2008	12/10/26	N/A	$4.145	50,000	50,000
6.48% Series N Cumulative Redeemable Preferred; liquidation value $250 per share; 600,000 shares issued and outstanding at December 31, 2009 and December 31, 2008 (4)	6/19/08	N/A	$16.20	150,000	150,000

				$208,773	$208,786

(1)	On or after the redemption date, redeemable preferred shares (Series K and N) may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.
(2)	On or after the redemption date, convertible preferred shares (Series E & H) may be redeemed under certain circumstances at the option of the Company for cash (in the case of Series E) or Common Shares (in the case of Series H), in whole or in part, at various redemption prices per share based upon the contractual conversion rate, plus accrued and unpaid distributions, if any.
(3)	Dividends on all series of Preferred Shares are payable quarterly at various pay dates. The dividend listed for Series N is a Preferred Share rate and the equivalent Depositary Share annual dividend is $1.62 per share.
(4)	The Series N Preferred Shares have a corresponding depositary share that consists of ten times the number of shares and one-tenth the liquidation value and dividend per share.

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

The following table presents the Operating Partnership’s issued and outstanding Junior Convertible Preference Units (the “Junior Preference Units”) as of December 31, 2009 and 2008:

					Amounts in thousands
	Redemption Date	Conversion Rate	Annual Dividend per Unit (1)		December 31, 2009	December 31, 2008
Junior Preference Units:

Series B Junior Convertible Preference Units; liquidation value $25 per unit; 0 and 7,367 units issued and outstanding at December 31, 2009 and December 31, 2008, respectively	7/29/09	1.020408	$2.00	(2)	$—	$184

					$—	$184

(1)	Dividends on the Junior Preference Units were payable quarterly at various pay dates.
(2)	On July 30, 2009, the Operating Partnership elected to convert all 7,367 Series B Junior Preference Units into 7,517 OP Units. The actual preference unit dividends declared for the period outstanding in 2009 was $1.17 per unit.

During the year ended December 31, 2009, the Company acquired all of its partners’ interests in five partially owned properties consisting of 1,587 units for $9.2 million. In addition, the Company also acquired a portion of the outside partner interests in two partially owned properties, one funded using cash of $2.1 million and the other funded through the issuance of 32,061 OP Units valued at $0.8 million. In conjunction with these transactions, the Company reduced paid in capital by $1.5 million and Noncontrolling Interests – Partially Owned Properties by $11.7 million.

During the year ended December 31, 2008, the Company acquired all of its partners’ interests in one partially owned property consisting of 144 units for $5.9 million and three partially owned land parcels for $1.6 million. In addition, the Company made an additional payment of $1.3 million related to an April 2006 acquisition of a partner’s interest in a now wholly owned property, partially funded through the issuance of 19,017 OP Units valued at $0.8 million.

4. Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of December 31, 2009 and 2008 (amounts in thousands):

	2009	2008
Land	$3,650,324	$3,671,299
Depreciable property:
Buildings and improvements	12,781,543	12,836,310
Furniture, fixtures and equipment	1,111,978	1,072,284
Projects under development:
Land	106,716	175,355
Construction-in-progress	562,263	680,118
Land held for development:
Land	181,430	205,757
Construction-in-progress	70,890	49,116

Investment in real estate	18,465,144	18,690,239
Accumulated depreciation	(3,877,564)	(3,561,300)

Investment in real estate, net	$14,587,580	$15,128,939

During the year ended December 31, 2009, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Units	Purchase Price
Rental Properties	2	566	$145,036
Land Parcel (one)	—	—	11,500

Total	2	566	$156,536

The Company also acquired the 75% equity interest in one previously unconsolidated property it did not already own consisting of 250 units with a gross sales price of $18.5 million from its institutional joint venture partner.

During the year ended December 31, 2008, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Units	Purchase Price
Rental Properties	7	2,141	$380,683
Uncompleted Developments	—	—	31,705
Military Housing (1)	1	978	—

Total	8	3,119	$412,388

(1)	The Company assumed management of 978 housing units (828 units as of December 31, 2009) at McChord Air Force Base in Washington state and invested $2.4 million towards its redevelopment. McChord AFB adjoins Ft. Lewis, a U.S. Army base at which the Company already manages 3,731 units (3,767 units as of December 31, 2009).

During the year ended December 31, 2009, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Units	Sales Price
Rental Properties:
Consolidated	54	11,055	$905,219
Unconsolidated (1)	6	1,434	96,018
Condominium Conversion Properties	1	62	12,021

Total	61	12,551	$1,013,258

(1)	The Company owned a 25% interest in these unconsolidated rental properties. Sales price listed is the gross sales price. The Company’s buyout of its partner’s interest in one previously unconsolidated property is not included in the above totals.

The Company recognized a net gain on sales of discontinued operations of approximately $335.3 million and a net gain on sales of unconsolidated entities of approximately $10.7 million on the above sales.

During the year ended December 31, 2008, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Units	Sales Price
Rental Properties:
Consolidated	38	9,457	$862,099
Unconsolidated (1)	3	670	34,600
Condominium Conversion Properties	4	130	26,101
Land Parcel (one)	—	—	3,300

Total	45	10,257	$926,100

(1)	The Company owned a 25% interest in these unconsolidated rental properties. Sales price listed is the gross sales price.

The Company recognized a net gain on sales of discontinued operations of approximately $392.9 million, a net gain on sales of unconsolidated entities of approximately $2.9 million and a net gain on sales of land parcels of approximately $3.0 million on the above sales.

5. Commitments to Acquire/Dispose of Real Estate

As of the date of this filing, in addition to the properties that were subsequently acquired as discussed in Note 21, the Company had entered into separate agreements to acquire two rental properties consisting of 852 units for $309.7 million.

As of the date of this filing, in addition to the properties that were subsequently disposed of as discussed in Note 21, the Company had entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Units	Sales Price
Rental Properties:
Consolidated	18	2,268	$191,501
Unconsolidated	1	216	10,700

Total	19	2,484	$202,201

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6. Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following table summarizes the Company’s investments in partially owned entities as of December 31, 2009 (amounts in thousands except for project and unit amounts):

	Consolidated					Unconsolidated
	Development Projects
	Held for and/or Under Development	Completed, Not Stabilized (4)	Completed and Stabilized	Other	Total	Institutional Joint Ventures (5)
Total projects (1)	—	3	3	21	27	34

Total units (1)	—	1,024	710	3,796	5,530	8,086

Debt – Secured (2):
EQR Ownership (3)	$303,253	$218,965	$113,385	$219,136	$854,739	$101,809
Noncontrolling Ownership	—	—	—	82,732	82,732	305,426

Total (at 100%)	$303,253	$218,965	$113,385	$301,868	$937,471	$407,235

(1)	Project and unit counts exclude all uncompleted development projects until those projects are completed.
(2)	All debt is non-recourse to the Company with the exception of $42.2 million in mortgage debt on various development projects. In addition, $66.0 million in mortgage debt on one development project will become recourse to the Company upon completion of that project.
(3)	Represents the Company’s current economic ownership interest.
(4)	Projects included here are substantially complete. However, they may still require additional exterior and interior work for all units to be available for leasing.
(5)	Unconsolidated debt maturities and rates for institutional joint ventures are as follows: $112.6 million, May 1, 2010, 8.33%; $121.0 million, December 1, 2010, 7.54%; $143.8 million, March 1, 2011, 6.95%; and $29.8 million, July 1, 2019, 5.305%. A portion of this mortgage debt is also partially collateralized by $42.6 million in unconsolidated restricted cash set aside from the net proceeds of property sales. During the third quarter of 2009, the Company acquired its partner’s interest in one of the previously unconsolidated properties containing 250 units for $18.5 million and as a result, the project is now consolidated and wholly owned.

7. Deposits – Restricted

The following table presents the Company’s restricted deposits as of December 31, 2009 and 2008 (amounts in thousands):

	December 31, 2009	December 31, 2008
Tax–deferred (1031) exchange proceeds	$244,257	$—
Earnest money on pending acquisitions	6,000	1,200
Restricted deposits on debt (1)	49,565	96,229
Resident security and utility deposits	39,361	41,478
Other	12,825	13,825

Totals	$352,008	$152,732

(1)	Primarily represents amounts held in escrow by the lender and released as draw requests are made on fully funded development mortgage loans.

8. Mortgage Notes Payable

As of December 31, 2009, the Company had outstanding mortgage debt of approximately $4.8 billion.

During the year ended December 31, 2009, the Company:

•	Repaid $956.8 million of mortgage loans;

•

Obtained $500.0 million of mortgage loan proceeds through the issuance of an 11-year cross-collateralized loan with an all-in fixed interest rate for 10 years at approximately 5.6% secured by 13 properties;

•	Obtained $40.0 million of new mortgage loans to accommodate the delayed sale of two properties that closed in January 2010;

•	Obtained $198.8 million of new mortgage loans on development properties;

•	Recognized a gain on early debt extinguishment of $2.4 million and wrote-off approximately $1.1 million of unamortized deferred financing costs; and

•	Was released from $17.3 million of mortgage debt assumed by the purchaser on two disposed properties.

As of December 31, 2009, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through September 1, 2048. At December 31, 2009, the interest rate range on the Company’s mortgage debt was 0.20% to 12.465%. During the year ended December 31, 2009, the weighted average interest rate on the Company’s mortgage debt was 4.89%.

The historical cost, net of accumulated depreciation, of encumbered properties was $5.8 billion and $6.5 billion at December 31, 2009 and 2008, respectively.

Aggregate payments of principal on mortgage notes payable for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Total
2010	$110,817
2011	758,850
2012	268,146
2013	167,361
2014	18,409
Thereafter	3,459,863

Total	$4,783,446

As of December 31, 2008, the Company had outstanding mortgage debt of approximately $5.0 billion.

During the year ended December 31, 2008, the Company:

•	Repaid $435.4 million of mortgage loans;

•	Assumed $24.9 million of mortgage debt on an uncompleted development property in connection with its acquisition;

•	Obtained $500.0 million of mortgage loan proceeds through the issuance of an 11.5 year cross-collateralized loan with a fixed stated interest rate for 10.5 years at 5.19% secured by 13 properties;

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

9. Notes

The following tables summarize the Company’s unsecured note balances and certain interest rate and maturity date information as of and for the years ended December 31, 2009 and 2008, respectively:

December 31, 2009 (Amounts are in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges
Fixed Rate Public/Private Notes (1)	$3,771,700	3.85% - 7.57%	5.93%	2011 - 2026
Floating Rate Public/Private Notes (1)	801,824	(1)	1.37%	2010 - 2013
Floating Rate Tax-Exempt Bonds	35,600	(2)	0.37%	2028

Totals	$4,609,124

December 31, 2008 (Amounts are in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges
Fixed Rate Public/Private Notes (1)	$4,684,068	3.85% - 7.57%	5.69%	2009 - 2026
Floating Rate Public/Private Notes (1)	651,554	(1)	3.89%	2009 - 2010
Fixed Rate Tax-Exempt Bonds	75,790	5.20%	5.07%	2029
Floating Rate Tax-Exempt Bonds	35,600	(2)	1.05%	2028

Totals	$5,447,012

(1)	At December 31, 2009, $300.0 million in fair value interest rate swaps converts a portion of the $400.0 million face value 5.200% notes due April 1, 2013 to a floating interest rate. At December 31, 2008, $150.0 million in fair value interest rate swaps converted a portion of the $227.4 million face value 4.750% notes due June 15, 2009 to a floating interest rate.
(2)	The floating interest rate is based on the 7-Day Securities Industry and Financial Markets Association (“SIFMA”) rate, which is the tax-exempt index equivalent of LIBOR. The interest rate is 0.27% and 0.75% at December 31, 2009 and 2008, respectively.

The Company’s unsecured public debt contains certain financial and operating covenants including, among other things, maintenance of certain financial ratios. The Company was in compliance with its unsecured public debt covenants for both the years ended December 31, 2009 and 2008.

As of December 31, 2009, an unlimited amount of debt securities remains available for issuance by the Operating Partnership under a registration statement that became automatically effective upon filing with the SEC in December 2008 (under SEC regulations enacted in 2005, the registration statement automatically expires on December 21, 2011 and does not contain a maximum issuance amount).

During the year ended December 31, 2009, the Company:

•

Repurchased at par $105.2 million of its 4.75% fixed rate public notes due June 15, 2009 pursuant to a cash tender offer announced on January 16, 2009 and wrote-off approximately $79,000 of unamortized deferred financing costs and approximately $46,000 of unamortized discounts on notes payable;

•	Repaid the remaining $122.2 million of its 4.75% fixed rate public notes at maturity;

•

Repurchased at par $185.2 million of its 6.95% fixed rate public notes due March 2, 2011 pursuant to a cash tender offer announced on January 16, 2009 and wrote-off approximately $0.4 million of unamortized deferred financing costs and approximately $1.0 million of unamortized discounts on notes payable;

•

Repurchased $21.7 million of its 6.95% fixed rate public notes due March 2, 2011 at a price of 106% of par pursuant to a cash tender offer announced on December 2, 2009, recognized a loss on early debt extinguishment of $1.3 million and wrote-off approximately $0.2 million of unamortized net premiums on notes payable;

•

Repurchased $146.1 million of its 6.625% fixed rate public notes due March 15, 2012 at a price of 108% of par pursuant to a cash tender offer announced on December 2, 2009, recognized a loss on early debt extinguishment of $11.7 million and wrote-off approximately $0.3 million of unamortized deferred financing costs and approximately $0.2 million of unamortized net discounts on notes payable;

•

Repurchased $127.9 million of its 5.50% fixed rate public notes due October 1, 2012 at a price of 107% of par pursuant to a cash tender offer announced on December 2, 2009, recognized a loss on early debt extinguishment of $9.0 million and wrote-off approximately $0.5 million of unamortized deferred financing costs and approximately $0.4 million of unamortized discounts on notes payable;

•	Repurchased $75.8 million of its 5.20% fixed rate tax-exempt notes and wrote-off approximately $0.7 million of unamortized deferred financing costs;

•

Repurchased $17.5 million of its 3.85% convertible fixed rate public notes due August 15, 2026 at a price of 88.4% of par and recognized a gain on early debt extinguishment of $2.0 million and wrote-off approximately $0.1 million of unamortized deferred financing costs and approximately $0.8 million of unamortized discounts on notes payable; and

•

Repurchased at par $48.5 million of its 3.85% convertible fixed rate public notes due August 15, 2026 pursuant to a cash tender offer announced on December 2, 2009 and wrote-off approximately $0.3 million of unamortized deferred financing costs and approximately $1.5 million of unamortized discounts on notes payable.

During the year ended December 31, 2008, the Company:

•

Repurchased $72.6 million of its 4.75% fixed rate public notes due June 15, 2009 at a price of 99.0% of par and recognized debt extinguishment gains of $0.7 million and wrote-off approximately $0.1 million of unamortized deferred financing costs;

•

Repurchased $101.4 million of its 3.85% convertible fixed rate public notes due August 15, 2026 at a price of 82.3% of par and recognized debt extinguishment gains of $18.0 million and wrote-off approximately $0.8 million of unamortized deferred financing costs; and

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

On August 23, 2006, the Operating Partnership issued $650.0 million of exchangeable senior notes that mature on August 15, 2026. Following the repurchases discussed above, the notes had a face value of $482.5 million at December 31, 2009. The notes bear interest at a fixed rate of 3.85%. The notes are exchangeable into EQR Common Shares, at the option of the holders, under specific circumstances or on or after August 15, 2025, at an initial exchange rate of 16.3934 shares per $1,000 principal amount of notes (equivalent to an initial exchange price of $61.00 per share). The initial exchange rate is subject to adjustment in certain circumstances, including upon an increase in the Company’s dividend rate. Upon an exchange of the notes, the Operating Partnership will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at the Operating Partnership’s option, in cash, EQR Common Shares or a combination of both. See Note 2 for more information on the change in the recognition of interest expense for the exchangeable senior notes.

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

Aggregate payments of principal on unsecured notes payable for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Total (1)
2010 (2)	$491,616
2011 (3)	569,229
2012	474,685
2013	400,810
2014	499,034
Thereafter	2,173,750

Total	$4,609,124

(1)	Principal payments on unsecured notes include amortization of any discounts or premiums related to the notes. Premiums and discounts are amortized over the life of the unsecured notes.

(2)	Includes the $500.0 million term loan, which matures on October 5, 2010, subject to two one-year extension options exercisable by the Operating Partnership.
(3)	Includes $482.5 million face value of 3.85% convertible unsecured debt with a final maturity of 2026.

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

As of December 31, 2009, the amount available on the credit facility was $1.37 billion (net of $56.7 million which was restricted/dedicated to support letters of credit and net of the $75.0 million discussed above). The Company did not draw and had no balance outstanding on its revolving credit facility at any time during the year ended December 31, 2009. As of December 31, 2008, the amount available on the credit facility was $1.29 billion (net of $130.0 million which was restricted/dedicated to support letters of credit and net of the $75.0 million discussed above). During the year ended December 31, 2008, the weighted average interest rate was 4.31%.

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

The carrying values of the Company’s mortgage notes payable and unsecured notes were approximately $4.8 billion and $4.6 billion, respectively, at December 31, 2009. The fair values of the Company’s mortgage notes payable and unsecured notes were approximately $4.6 billion and $4.7 billion, respectively, at December 31, 2009. The carrying values of the Company’s mortgage notes payable and unsecured notes were approximately $5.0 billion and $5.4 billion, respectively, at December 31, 2008. The fair values of the Company’s mortgage notes payable and unsecured notes were approximately $5.0 billion and $4.7 billion, respectively, at December 31, 2008. The fair values of the Company’s financial instruments, other than mortgage notes payable, unsecured notes, derivative instruments and investment securities, including cash and cash equivalents, lines of credit and other financial instruments, approximate their carrying or contract values.

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to limit these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.

The following table summarizes the Company’s consolidated derivative instruments at December 31, 2009 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)	Development Cash Flow Hedges (3)
Current Notional Balance	$315,693	$700,000	$58,367
Lowest Possible Notional	$315,693	$700,000	$3,020
Highest Possible Notional	$317,694	$700,000	$91,343
Lowest Interest Rate	2.009%	4.005%	4.059%
Highest Interest Rate	4.800%	4.695%	4.059%
Earliest Maturity Date	2012	2021	2011
Latest Maturity Date	2013	2023	2011

(1)	Fair Value Hedges – Convert outstanding fixed rate debt to a floating interest rate.
(2)	Forward Starting Swaps – Designed to partially fix the interest rate in advance of a planned future debt issuance. These swaps have mandatory counterparty terminations in 2012, 2013 and 2014.
(3)	Development Cash Flow Hedges – Convert outstanding floating rate debt to a fixed interest rate.

The following tables provide the location of the Company’s derivative instruments within the accompanying Consolidated Balance Sheets and their fair market values as of December 31, 2009 and 2008, respectively (amounts in thousands):

	Asset Derivatives		Liability Derivatives
December 31, 2009	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other assets	$5,186	Other liabilities	$—
Forward Starting Swaps	Other assets	23,630	Other liabilities	—
Development Cash Flow Hedges	Other assets	—	Other liabilities	(3,577)

Total		$28,816		$(3,577)

	Asset Derivatives		Liability Derivatives
December 31, 2008	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other assets	$6,802	Other liabilities	$—
Forward Starting Swaps	Other assets	—	Other liabilities	—
Development Cash Flow Hedges	Other assets	5	Other liabilities	(6,826)

Total		$6,807		$(6,826)

The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, respectively (amounts in thousands):

December 31, 2009 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,167)	Fixed rate debt	Interest expense	$1,167

Total		$(1,167)			$1,167

December 31, 2008 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$8,117	Fixed rate debt	Interest expense	$(8,117)

Total		$8,117			$(8,117)

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
December 31, 2009 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$34,432	Interest expense	$(3,724)	N/A	$—
Development Interest Rate Swaps/Caps	3,244	Interest expense	—	N/A	—

Total	$37,676		$(3,724)		$—

	Effective Portion			Ineffective Portion
December 31, 2008 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated ashedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$(19,216)	Interest expense	$(2,696)	N/A	$(371)
Development Interest Rate Swaps/Caps	(4,971)	Interest expense	(29)	N/A	—

Total	$(24,187)		$(2,725)		$(371)

As of December 31, 2009, there were approximately $4.2 million in deferred gains, net, included in accumulated other comprehensive income. Based on the estimated fair values of the net derivative instruments at December 31, 2009, the Company may recognize an estimated $5.8 million of accumulated other comprehensive income as additional interest expense during the year ending December 31, 2010.

In January 2009, the Company received approximately $0.4 million to terminate a fair value hedge of interest rates in conjunction with the public tender of the Company’s 4.75% fixed rate public notes due June 15, 2009. Approximately $0.2 million of the settlement received was deferred and recognized as a reduction of interest expense through the maturity on June 15, 2009.

In April and May 2009, the Company received approximately $10.8 million to terminate six treasury locks in conjunction with the issuance of a $500.0 million 11-year mortgage loan. The entire amount was deferred as a component of accumulated other comprehensive income and is recognized as a reduction of interest expense over the first ten years of the mortgage loan.

In February 2008, the Company paid approximately $13.2 million to terminate three forward starting swaps in conjunction with the issuance of a $500.0 million 11.5-year mortgage loan. The entire amount was deferred as a component of accumulated other comprehensive loss and is recognized as an increase to interest expense over the first ten years of the mortgage loan.

In November 2008, the Company paid approximately $13.5 million to terminate six forward starting swaps in conjunction with the issuance of a $543.0 million 8-year mortgage loan. Approximately $13.1 million of the settlement payment was deferred as a component of accumulated other comprehensive loss and is recognized as an increase to interest expense over the life of the underlying hedged item.

The Company has invested in various investment securities in an effort to increase the amounts earned on the significant amount of unrestricted cash on hand throughout 2008 and 2009. During the year ended December 31, 2009, the Company sold a majority of its investment securities, receiving proceeds of approximately $215.8 million, and recorded a $4.9 million realized gain on sale (specific identification) which is included in interest and other income. The following tables set forth the maturity, amortized cost, gross unrealized gains and losses, book/fair value and interest and other income of the various investment securities held as of December 31, 2009 and 2008, respectively (amounts in thousands):

		Other Assets
December 31, 2009 Security	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Book/ Fair Value	Interest and Other Income
Held-to-Maturity
FDIC-insured promissory notes	Less than one year	$—	$—	$—	$—	$458

Total Held-to-Maturity		—	—	—	—	458

Available-for-Sale
FDIC-insured certificates of deposit	Less than one year	25,000	93	—	25,093	491
Other	Between one and five years or N/A	675	370	—	1,045	7,754

Total Available-for-Sale		25,675	463	—	26,138	8,245

Grand Total		$25,675	$463	$—	$26,138	$8,703

		Other Assets
December 31, 2008 Security	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Book/ Fair Value	Interest and Other Income
Held-to-Maturity
FDIC-insured promissory notes	Less than one year	$75,000	$—	$—	$75,000	$21

Total Held-to-Maturity		75,000	—	—	75,000	21

Available-for-Sale
FDIC-insured certificates of deposit	Less than one year	54,000	301	—	54,301	305
Other	Between one and five years or N/A	28,001	1,531	—	29,532	638

Total Available-for-Sale		82,001	1,832	—	83,833	943

Grand Total		$157,001	$1,832	$—	$158,833	$964

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

The Company’s derivative positions are valued using models developed by the respective counterparty as well as models developed internally by the Company that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data) and are classified within Level 2 of the valuation hierarchy. In addition, employee holdings other than EQR Common Shares within the supplemental executive retirement plan (the “SERP”) have a fair value of $61.1 million as of December 31, 2009 and are included in other assets and other liabilities on the consolidated balance sheet. These SERP investments are valued using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.

The Company’s investment securities are valued using quoted market prices or readily available market interest rate data. The quoted market prices are classified within Level 1 of the valuation hierarchy and the market interest rate data are classified within Level 2 of the valuation hierarchy. Redeemable Noncontrolling Interests – Operating Partnership are valued using the quoted market price of EQR Common Shares and are classified within Level 2 of the valuation hierarchy.

The Company’s real estate asset impairment charge was the result of an analysis of the parcel’s fair value (determined using internally developed models that were based on market assumptions and comparable sales data) (Level

3) compared to its current capitalized carrying value. The valuation technique used to measure fair value is consistent with how similar assets were measured in prior periods. See Note 19 for further discussion.

12. Earnings Per Share

The following tables set forth the computation of net income per share – basic and net income per share – diluted (amounts in thousands except per share amounts):

	Year Ended December 31,
	2009	2008	2007
Numerator for net income per share – basic:
Income (loss) from continuing operations	$28,031	$(12,823)	$21,053
Allocation to Noncontrolling Interests – Operating Partnership, net	(764)	1,861	643
Net loss (income) attributable to Noncontrolling Interests – Partially Owned Properties	558	(2,650)	(2,200)
Net income attributable to Preference Interests and Units	(9)	(15)	(441)
Preferred distributions	(14,479)	(14,507)	(22,792)
Premium on redemption of Preferred Shares	—	—	(6,154)

Income (loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	13,337	(28,134)	(9,891)
Discontinued operations, net of Noncontrolling Interests	334,457	421,249	961,133

Numerator for net income per share – basic	$347,794	$393,115	$951,242

Numerator for net income per share – diluted:
Income (loss) from continuing operations	$28,031
Net loss (income) attributable to Noncontrolling Interests – Partially Owned Properties	558
Net income attributable to Preference Interests and Units	(9)
Preferred distributions	(14,479)

Income (loss) from continuing operations available to Common Shares	14,101
Discontinued operations, net	353,998

Numerator for net income per share – diluted	$368,099	$393,115	$951,242

Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	273,609	270,012	279,406
Effect of dilutive securities:
OP Units	15,558
Long-term compensation award shares/units	938

Denominator for net income per share – diluted	290,105	270,012	279,406

Net income per share – basic	$1.27	$1.46	$3.40

Net income per share – diluted	$1.27	$1.46	$3.40

Net income per share – basic:
Income (loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	$0.049	$(0.104)	$(0.035)
Discontinued operations, net of Noncontrolling Interests	1.222	1.560	3.440

Net income per share – basic	$1.271	$1.456	$3.405

Net income per share – diluted:
Income (loss) from continuing operations available to Common Shares	$0.049	$(0.104)	$(0.035)
Discontinued operations, net	1.220	1.560	3.440

Net income per share – diluted	$1.269	$1.456	$3.405

Potential common shares issuable from the assumed conversion of OP Units and the exercise/vesting of long-term compensation award shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per share calculation as the Company had a loss from continuing operations for the years ended December 31, 2008 and 2007, respectively.

Convertible preferred shares/units that could be converted into 402,501, 427,090 and 652,534 weighted average Common Shares for the years ended December 31, 2009, 2008 and 2007, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. In addition, the effect of the Common Shares that could ultimately be issued upon the conversion/exchange of the Operating Partnership’s $650.0 million ($482.5 million outstanding at December 31, 2009) exchangeable senior notes was not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

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

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during each of the years ended December 31, 2009, 2008 and 2007 (amounts in thousands).

	Year Ended December 31,
	2009	2008	2007
REVENUES
Rental income	$72,823	$173,243	$323,142

Total revenues	72,823	173,243	323,142

EXPENSES (1)
Property and maintenance	26,681	52,785	102,287
Real estate taxes and insurance	9,062	19,853	40,317
Property management	—	(62)	266
Depreciation	18,095	43,440	85,236
General and administrative	34	29	15

Total expenses	53,872	116,045	228,121

Discontinued operating income	18,951	57,198	95,021

Interest and other income	21	249	328
Other expenses	(1)	—	(3)
Interest (2):
Expense incurred, net	(1,104)	(2,897)	(7,591)
Amortization of deferred financing costs	(333)	(17)	(1,772)
Income and other tax benefit (expense)	1,165	1,846	7,307

Discontinued operations	18,699	56,379	93,290
Net gain on sales of discontinued operations	335,299	392,857	933,013

Discontinued operations, net	$353,998	$449,236	$1,026,303

(1)	Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Company’s period of ownership.
(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.

For the properties sold during 2009 (excluding condominium conversion properties), the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2008 were $572.5 million and $38.9 million, respectively.

The net real estate basis of the Company’s active condominium conversion properties owned by the TRS and included in discontinued operations (excludes the Company’s halted conversions as they are now held for use), which were included in investment in real estate, net in the consolidated balance sheets, was $0.8 million and $12.6 million at December 31, 2009 and 2008, respectively.

14. Share Incentive Plans

On May 15, 2002, the shareholders of EQR approved the Company’s 2002 Share Incentive Plan. The maximum aggregate number of awards that may be granted under this plan may not exceed 7.5% of the Company’s outstanding Common Shares calculated on a “fully diluted” basis and determined annually on the first day of each calendar year. As of January 1, 2010, this amount equaled 22,091,629, of which 6,295,992 shares were available for future issuance. No awards may be granted under the 2002 Share Incentive Plan, as restated, after February 20, 2012.

Pursuant to the 2002 Share Incentive Plan, as restated, and the Amended and Restated 1993 Share Option and Share Award Plan, as amended (collectively the “Share Incentive Plans”), officers, trustees and key employees of the Company may be granted share options to acquire Common Shares (“Options”) including non-qualified share options (“NQSOs”), incentive share options (“ISOs”) and share appreciation rights (“SARs”), or may be granted restricted or non-restricted shares, subject to conditions and restrictions as described in the Share Incentive Plans. In addition, each year prior to 2007, certain executive officers of the Company participated in the Company’s performance-based restricted share plan. Effective January 1, 2007, the Company elected to discontinue the award of new performance-based award grants. Options, SARs, restricted shares, performance shares and LTIP Units (see discussion below) are sometimes collectively referred to herein as “Awards”.

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

Restricted shares that have been awarded through December 31, 2009 generally vest three years from the award date. In addition, the Company’s unvested restricted shareholders have the same voting rights as any other Common Share holder. During the three-year period of restriction, the Company’s unvested restricted shareholders receive quarterly dividend payments on their shares at the same rate and on the same date as any other Common Share holder. As a result, dividends paid on unvested restricted shares are included as a component of retained earnings and have not been considered in reducing net income available to Common Shares in a manner similar to the Company’s preferred share dividends for the earnings per share calculation. If employment is terminated prior to the lapsing of the restriction, the shares are generally canceled.

In December 2008, the Company’s 2002 Share Incentive Plan was amended to allow for the issuance of long-term incentive plan units (“LTIP Units”) to officers of the Company as an alternative to the Company’s restricted shares. LTIP Units are a class of partnership interests that under certain conditions, including vesting, are convertible by the holder into an equal number of OP Units, which are redeemable by the holder for EQR Common Shares on a one-for-one basis or the cash value of such shares at the option of the Company. In connection with the February 2009 grant of long-term incentive compensation for services provided during 2008, officers of the Company were allowed to choose, on a one-for-one basis, between restricted shares and LTIP Units. Similar to restricted shares, LTIP Units generally vest three years from the award date. In addition, LTIP Unit holders receive quarterly dividend payments on their LTIP Units at the same rate and on the same date as any other OP Unit holder. As a result, dividends paid on LTIP Units are included as a component of Noncontrolling Interests – Operating Partnership and have not been considered in reducing net income available to Common Shares in a manner similar to the Company’s preferred share dividends for the earnings per share calculation. If employment is terminated prior to vesting, the LTIP Units are generally canceled. An LTIP Unit will automatically convert to an OP Unit when the capital account of each LTIP Unit increases (“books-up”) to a specified target. If the capital target is not attained within ten years following the date of issuance, the LTIP Unit will automatically be canceled and no compensation will be payable to the holder of such canceled LTIP Unit.

The Company’s Share Incentive Plans provide for certain benefits upon retirement at or after age 62. As of November 4, 2008, but effective as of January 1, 2009, the Company changed the definition of retirement for employees (including all officers but not non-employee members of the Company’s Board of Trustees) under its Share Incentive Plans. For employees hired prior to January 1, 2009, retirement generally will mean the termination of employment (other than for cause): (i) on or after age 62; or (ii) prior to age 62 after meeting the requirements of the Rule of 70 (described below). For employees hired after January 1, 2009, retirement generally will mean the termination of employment (other than for cause) after meeting the requirements of the Rule of 70.

The Rule of 70 is met when an employee’s years of service with the Company (which must be at least 15 years) plus his or her age (which must be at least 55 years) on the date of termination equals or exceeds 70 years. In addition, the employee must give the Company at least 6 months’ advance written notice of his or her intention to retire and sign a release upon termination of employment, releasing the Company from customary claims and agreeing to ongoing non-competition and employee non-solicitation provisions. John Powers, Executive Vice President – Human Resources, became eligible for retirement in 2009 as he turned 62. Frederick C. Tuomi, President – Property Management, became eligible for retirement under the Rule of 70 in 2009. The following executive officers of the Company will become eligible for retirement under the Rule of 70 in the next two years: Bruce C. Strohm, Executive Vice President and General Counsel – 2010 and David J. Neithercut, Chief Executive Officer and President – 2011.

For employees hired prior to January 1, 2009, who retire at or after age 62, such employee’s unvested restricted shares and share options would immediately vest, and share options would continue to be exercisable for the balance of the applicable ten-year option period, as was provided under the Share Incentive Plans prior to the adoption of the Rule of 70. For all other employees (those hired after January 1, 2009 and those hired before such date who choose to retire prior to age 62), upon such retirement under the new definition of retirement of employees, such employee’s unvested restricted shares and share options would continue to vest per the original vesting schedule (subject to immediate vesting upon the occurrence of a subsequent change in control of the Company or the employee’s death), and options would continue to be exercisable for the balance of the applicable ten-year option period, subject to the employee’s compliance with the non-competition and employee non-solicitation provisions. If an employee violates these provisions after such retirement, all unvested restricted shares and unvested and vested share options at the time of the violation would be void, unless otherwise determined by the Compensation Committee of the Company’s Board of Trustees.

The following tables summarize compensation information regarding the performance shares, restricted shares, LTIP Units, share options and Employee Share Purchase Plan (“ESPP”) for the three years ended December 31, 2009, 2008 and 2007 (amounts in thousands):

	Year Ended December 31, 2009
	Compensation Expense	Compensation Capitalized	Compensation Equity	Dividends Incurred
Performance shares	$103	$76	$179	$—
Restricted shares	10,065	1,067	11,132	1,627
LTIP Units	1,036	158	1,194	254
Share options	5,458	538	5,996	—
ESPP discount	1,181	122	1,303	—

Total	$17,843	$1,961	$19,804	$1,881

	Year Ended December 31, 2008
	Compensation Expense	Compensation Capitalized	Compensation Equity	Dividends Incurred
Performance shares	$(8)	$—	$(8)	$—
Restricted shares	15,761	1,517	17,278	2,175
Share options	5,361	485	5,846	—
ESPP discount	1,197	92	1,289	—

Total	$22,311	$2,094	$24,405	$2,175

	Year Ended December 31, 2007
	Compensation Expense	Compensation Capitalized	Compensation Equity	Dividends Incurred
Performance shares	$1,278	$—	$1,278	$—
Restricted shares	13,816	1,414	15,230	2,296
Share options	4,922	423	5,345	—
ESPP discount	1,615	86	1,701	—

Total	$21,631	$1,923	$23,554	$2,296

Compensation expense is generally recognized for Awards as follows:

•	Restricted shares, LTIP Units and share options – Straight-line method over the vesting period of the options or shares regardless of cliff or ratable vesting distinctions.

•	Performance shares – Accelerated method with each vesting tranche valued as a separate award, with a separate vesting date, consistent with the estimated value of the award at each period end.

•	ESPP discount – Immediately upon the purchase of common shares each quarter.

The Company accelerates the recognition of compensation expense for all Awards for those individuals approaching or meeting the retirement age criteria discussed above. The total compensation expense related to Awards not yet vested at December 31, 2009 is $18.7 million, which is expected to be recognized over a weighted average term of 1.3 years.

See Note 2 for additional information regarding the Company’s share-based compensation.

The table below summarizes the Award activity of the Share Incentive Plans for the three years ended December 31, 2009, 2008 and 2007:

	Common Shares Subject to Options	Weighted Average Exercise Price per Option	Restricted Shares	Weighted Average Fair Value per Restricted Share	LTIP Units	Weighted Average Fair Value per LTIP Unit
Balance at December 31, 2006	9,415,787	$29.71	1,302,757	$34.85
Awards granted (1)	1,030,935	$53.46	453,580	$52.56
Awards exercised/vested (2) (3)	(1,040,765)	$27.00	(477,002)	$31.78
Awards forfeited	(166,585)	$44.88	(101,147)	$41.92
Awards expired	(54,231)	$36.45	—	—

Balance at December 31, 2007	9,185,141	$32.37	1,178,188	$42.30
Awards granted (1)	1,436,574	$38.46	524,983	$38.29
Awards exercised/vested (2) (3)	(995,129)	$24.75	(644,131)	$35.99
Awards forfeited	(113,786)	$43.95	(63,029)	$44.87
Awards expired	(39,541)	$35.91	—	—

Balance at December 31, 2008	9,473,259	$33.94	996,011	$44.16	—	—
Awards granted (1)	2,541,005	$23.08	362,997	$22.62	155,189	$21.11
Awards exercised/vested (2) (3)	(422,713)	$21.62	(340,362)	$42.67	—	—
Awards forfeited	(146,151)	$30.07	(64,280)	$35.28	(573)	$21.11
Awards expired	(95,650)	$32.21	—	—	—	—

Balance at December 31, 2009	11,349,750	$32.03	954,366	$37.10	154,616	$21.11

(1)	The weighted average grant date fair value for Options granted during the years ended December 31, 2009, 2008 and 2007 was $3.38 per share, $4.08 per share and $6.26 per share, respectively.
(2)	The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $2.8 million, $15.6 million and $13.7 million, respectively. These values were calculated as the difference between the strike price of the underlying awards and the per share price at which each respective award was exercised.
(3)	The fair value of restricted shares vested during the years ended December 31, 2009, 2008 and 2007 was $8.0 million, $23.9 million and $25.5 million, respectively.

The following table summarizes information regarding options outstanding and exercisable at December 31, 2009:

	Options Outstanding (1)			Options Exercisable (2)
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$16.05 to $21.40	5,031	0.07	$21.06	5,031	$21.06
$21.41 to $26.75	3,719,303	6.79	$23.48	1,290,389	$24.26
$26.76 to $32.10	3,992,533	3.64	$29.55	3,992,533	$29.55
$32.11 to $37.45	29,831	5.26	$32.56	25,982	$32.50
$37.46 to $42.80	2,718,309	6.72	$40.41	2,005,249	$41.05
$42.81 to $48.15	4,308	6.64	$45.21	4,097	$45.29
$48.16 to $53.50	880,435	6.75	$53.50	651,534	$53.50

$16.05 to $53.50	11,349,750	5.66	$32.03	7,974,815	$33.55

Vested and expected to vest as of December 31, 2009	10,772,282	5.63	$32.40

(1)	The aggregate intrinsic value of both options outstanding and options vested and expected to vest as of December 31, 2009 is $49.9 million.
(2)	The aggregate intrinsic value and weighted average remaining contractual life in years of options exercisable as of December 31, 2009 is $29.3 million and 4.3 years, respectively.

Note: The aggregate intrinsic values in Notes (1) and (2) above were both calculated as the excess, if any, between the Company’s closing share price of $33.78 per share on December 31, 2009 and the strike price of the underlying awards.

As of December 31, 2008 and 2007, 7,522,344 Options (with a weighted average exercise price of $31.58) and 7,000,222 Options (with a weighted average exercise price of $28.45) were exercisable, respectively.

15. Employee Plans

The Company established an Employee Share Purchase Plan to provide each employee and trustee the ability to annually acquire up to $100,000 of Common Shares of the Company. In 2003, the Company’s shareholders approved an increase in the aggregate number of Common Shares available under the ESPP to 7,000,000 (from 2,000,000). The Company has 3,561,333 Common Shares available for purchase under the ESPP at December 31, 2009. The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter. The following table summarizes information regarding the Common Shares issued under the ESPP:

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands except share and per share amounts)
Shares issued	324,394	195,961	189,071
Issuance price ranges	$14.21 – $24.84	$23.51 – $37.61	$31.38 – $43.17
Issuance proceeds	$5,292	$6,170	$7,165

The Company established a defined contribution plan (the “401(k) Plan”) to provide retirement benefits for employees that meet minimum employment criteria. The Company matches dollar for dollar up to the first 3% of eligible compensation that a participant contributes to the 401(k) Plan. Participants are vested in the Company’s contributions over five years. The Company recognized an expense in the amount of $3.5 million, $3.8 million and $4.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company may also elect to make an annual discretionary profit-sharing contribution as a percentage of each individual employee’s eligible compensation under the 401(k) Plan. The Company did not make a contribution for the years ended December 31, 2009 and 2008 and as such, no expense was recognized in either year. The Company recognized an expense of approximately $1.5 million for the year ended December 31, 2007.

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

On December 16, 2008, the Company filed with the SEC a Form S-3 Registration Statement to register 5,000,000 Common Shares under the DRIP Plan. The registration statement was automatically declared effective the same day and expires at the earlier of the date in which all 5,000,000 shares have been issued or December 15, 2011. The Company has 4,932,533 Common Shares available for issuance under the DRIP Plan at December 31, 2009.

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

17. Transactions with Related Parties

The Company provided asset and property management services to certain related entities for properties not owned by the Company, which terminated in December 2008. Fees received for providing such services were approximately $0.3 million for both the years ended December 31, 2008 and 2007.

The Company leases its corporate headquarters from an entity controlled by EQR’s Chairman of the Board of Trustees. The lease terminates on July 31, 2011. Amounts incurred for such office space for the years ended December 31, 2009, 2008 and 2007, respectively, were approximately $3.0 million, $2.9 million and $2.9 million. The Company believes these amounts equal market rates for such rental space.

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

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit and as a result, no amounts have been accrued at December 31, 2009. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

The Company has established a reserve and recorded a corresponding reduction to its net gain on sales of discontinued operations related to potential liabilities associated with its condominium conversion activities. The reserve covers potential product liability related to each conversion. The Company periodically assesses the adequacy of the reserve and makes adjustments as necessary. During the year ended December 31, 2009, the Company recorded additional reserves of approximately $3.3 million (primarily related to an insurance settlement), paid approximately $4.7 million in claims and released approximately $2.2 million of remaining reserves for settled claims. As a result, the Company had total reserves of approximately $6.7 million at December 31, 2009. While no assurances can be given, the Company does not believe that the ultimate resolution of these potential liabilities, if adversely determined, would have a material adverse effect on the Company.

As of December 31, 2009, the Company has four projects totaling 1,700 units in various stages of development with estimated completion dates ranging through June 30, 2011. Some of the projects are developed solely by the Company, while others are co-developed with various third party development partners. The development venture agreements with partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The partner is most often the “general” or “managing” partner of the development venture. The typical buy-sell arrangements contain appraisal rights and provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interest in the project at fair market value upon the expiration of a negotiated time period (typically two to five years after substantial completion of the project).

During the years ended December 31, 2009, 2008 and 2007, total operating lease payments incurred for office space, including a portion of real estate taxes, insurance, repairs and utilities, and including rent due under three ground leases, aggregated $8.4 million, $8.3 million and $7.6 million, respectively.

The Company has entered into a retirement benefits agreement with its Chairman of the Board of Trustees and deferred compensation agreements with its Vice Chairman and two former chief executive officers. During the years ended December 31, 2009 and 2007, the Company recognized compensation expense of $1.2 million and $0.7 million, respectively, related to these agreements. During the year ended December 31, 2008, the Company reduced compensation expense by $0.4 million related to these agreements.

The following table summarizes the Company’s contractual obligations for minimum rent payments under operating leases and deferred compensation for the next five years and thereafter as of December 31, 2009:

Payments Due by Year (in thousands)
	2010	2011	2012	2013	2014	Thereafter	Total
Operating Leases:
Minimum Rent Payments (a)	$6,520	$4,661	$2,468	$2,194	$1,824	$306,365	$324,032
Other Long-Term Liabilities:
Deferred Compensation (b)	1,457	2,070	2,070	1,472	1,664	9,841	18,574

(a)	Minimum basic rent due for various office space the Company leases and fixed base rent due on ground leases for four properties/parcels.
(b)	Estimated payments to the Company’s Chairman, Vice Chairman and two former CEO’s based on planned retirement dates.

19. Impairment and Other Expenses

During the year ended December 31, 2009, the Company recorded an approximate $11.1 million non-cash asset impairment charge on a parcel of land held for development. During the year ended December 31, 2008, the Company recorded approximately $116.4 million of non-cash asset impairment charges on land held for development related to five potential development projects that will no longer be pursued. These charges were the result of an analysis of each parcel’s estimated fair value (determined using internally developed models based on market assumptions and comparable sales data) compared to its current capitalized carrying value and management’s decision to reduce the number of planned development projects the Company will undertake.

During the years ended December 31, 2009, 2008 and 2007, the Company incurred charges of $6.5 million, $5.8 million and $1.8 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition (including halted condominium conversions) and development transactions and related to transaction closing costs, such as survey, title and legal fees, on the acquisition of operating properties and are included in other expenses on the Consolidated Statements of Operations.

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

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the three years ended December 31, 2009, 2008, or 2007.

The primary financial measure for the Company’s rental real estate properties is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations). The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the years ended December 31, 2009, 2008 and 2007, respectively, as well as total assets for the years ended December 31, 2009 and 2008, respectively (amounts in thousands):

	Year Ended December 31, 2009
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$544,166	$358,718	$395,014	$427,876	$—	$1,725,774
Non-same store/other (2) (3)	63,663	18,031	13,473	26,394	86,030	207,591

Total rental income	607,829	376,749	408,487	454,270	86,030	1,933,365

Operating expenses:
Same store (1)	203,061	129,144	163,473	148,616	—	644,294
Non-same store/other (2) (3)	26,684	8,226	5,288	13,384	76,528	130,110

Total operating expenses	229,745	137,370	168,761	162,000	76,528	774,404

NOI:
Same store (1)	341,105	229,574	231,541	279,260	—	1,081,480
Non-same store/other (2) (3)	36,979	9,805	8,185	13,010	9,502	77,481

Total NOI	$378,084	$239,379	$239,726	$292,270	$9,502	$1,158,961

Total assets	$5,042,017	$2,591,361	$2,757,701	$2,774,666	$2,251,770	$15,417,515

(1)	Same store includes properties owned for all of both 2009 and 2008 which represented 113,598 units.
(2)	Non-same store includes properties acquired after January 1, 2008.
(3)	Other includes ECH, development, condominium conversion overhead of $1.4 million and other corporate operations. Also reflects a $9.6 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Year Ended December 31, 2008
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$553,712	$372,197	$407,871	$444,403	$—	$1,778,183
Non-same store/other (2) (3)	37,000	18,347	6,090	23,400	101,934	186,771

Total rental income	590,712	390,544	413,961	467,803	101,934	1,964,954

Operating expenses:
Same store (1)	199,673	128,448	166,022	150,980	—	645,123
Non-same store/other (2) (3)	16,806	7,664	2,995	14,363	101,742	143,570

Total operating expenses	216,479	136,112	169,017	165,343	101,742	788,693

NOI:
Same store (1)	354,039	243,749	241,849	293,423	—	1,133,060
Non-same store/other (2) (3)	20,194	10,683	3,095	9,037	192	43,201

Total NOI	$374,233	$254,432	$244,944	$302,460	$192	$1,176,261

Total assets	$5,039,670	$2,653,018	$2,857,703	$2,865,069	$3,119,650	$16,535,110

(1)	Same store includes properties owned for all of both 2009 and 2008 which represented 113,598 units.
(2)	Non-same store includes properties acquired after January 1, 2008.
(3)	Other includes ECH, development, condominium conversion overhead of $2.8 million and other corporate operations. Also reflects a $13.6 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Year Ended December 31, 2007
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$502,221	$351,925	$379,978	$451,072	$—	$1,685,196
Non-same store/other (2) (3)	46,641	17,380	48,840	35,448	104,369	252,678
Properties sold in 2009 (4)	—	—	—	—	(123,011)	(123,011)

Total rental income	548,862	369,305	428,818	486,520	(18,642)	1,814,863

Operating expenses:
Same store (1)	184,287	126,161	153,734	154,700	—	618,882
Non-same store/other (2) (3)	22,656	7,222	19,133	19,730	101,111	169,852
Properties sold in 2009 (4)	—	—	—	—	(46,472)	(46,472)

Total operating expenses	206,943	133,383	172,867	174,430	54,639	742,262

NOI:
Same store (1)	317,934	225,764	226,244	296,372	—	1,066,314
Non-same store/other (2) (3)	23,985	10,158	29,707	15,718	3,258	82,826
Properties sold in 2009 (4)	—	—	—	—	(76,539)	(76,539)

Total NOI	$341,919	$235,922	$255,951	$312,090	$(73,281)	$1,072,601

(1)	Same store includes properties owned for all of both 2008 and 2007 which represented 115,051 units.
(2)	Non-same store includes properties acquired after January 1, 2007.
(3)	Other includes ECH, development, condominium conversion overhead of $4.8 million and other corporate operations. Also reflects a $16.6 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.
(4)	Reflects discontinued operations for properties sold during 2009.

Note: Markets included in the above geographic segments are as follows:

(a)	Northeast – New England (excluding Boston), Boston, New York Metro, DC Northern Virginia and Suburban Maryland.
(b)	Northwest – Central Valley, Denver, Portland, San Francisco Bay Area and Seattle/Tacoma.
(c)	Southeast – Atlanta, Jacksonville, Orlando, Raleigh/Durham, South Florida and Tampa.
(d)	Southwest – Albuquerque, Dallas/Ft. Worth, Inland Empire, Los Angeles, Orange County, Phoenix, San Diego and Tulsa.

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the years ended December 31, 2009, 2008 and 2007, respectively:

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)
Rental income	$1,933,365	$1,964,954	$1,814,863
Property and maintenance expense	(487,216)	(508,048)	(472,899)
Real estate taxes and insurance expense	(215,250)	(203,582)	(181,887)
Property management expense	(71,938)	(77,063)	(87,476)

Total operating expenses	(774,404)	(788,693)	(742,262)

Net operating income	$1,158,961	$1,176,261	$1,072,601

21. Subsequent Events/Other

Subsequent Events

Subsequent to December 31, 2009 and up until the time of this filing, the Company:

•	Acquired five apartment properties consisting of 1,174 units for $495.6 million;

•

Sold four consolidated apartment properties consisting of 1,025 units for $94.9 million (excluding condominium units) and one unconsolidated apartment property consisting of 268 units for $13.4 million (sales price listed is the gross sales price);

•	Assumed $10.4 million of mortgage debt in conjunction with the acquisition of one property;

•	Was released from $40.0 million of mortgage debt assumed by the purchaser on two disposed properties;

•	Repaid $24.2 million of mortgage loans;

•	Entered into $200.0 million of forward starting swaps to hedge changes in interest rates related to future secured or unsecured debt issuances;

•

Repurchased and retired 58,130 of its Common Shares at an average price of $32.46 per share for total consideration of $1.9 million from employees to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares; and

•	Issued 1.1 million Common Shares at an average price of $33.87 per share for total consideration of $35.8 million under the Company’s ATM share offering program.

Other

During the years ended December 31, 2008 and 2007, the Company recognized $0.7 million and $0.3 million, respectively, of forfeited deposits for various terminated transactions, which are included in interest and other income. In addition, during 2009, 2008 and 2007, the Company received $0.2 million, $1.7 million and $4.1 million, respectively, for the settlement of litigation/insurance claims, which are included in interest and other income in the accompanying consolidated statements of operations.

During the years ended December 31, 2009, 2008 and 2007, in addition to the amounts discussed below for its former Chief Financial Officer (“CFO”) and one other former executive vice president, the Company recorded approximately $1.4 million, $4.3 million and $0.5 million of additional general and administrative expense, respectively, and $1.6 million, $0.8 million and $1.6 million of additional property management expense, respectively, related primarily to cash severance for various employees.

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

22. Quarterly Financial Data (Unaudited)

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. All amounts have also been restated in accordance with the guidance on discontinued operations, noncontrolling interests and convertible debt, and reflect dispositions and/or properties held for sale through December 31, 2009. Amounts are in thousands, except for per share amounts.

2009	First Quarter 3/31	Second Quarter 6/30	Third Quarter 9/30	Fourth Quarter 12/31
Total revenues (1)	$488,238	$485,954	$486,532	$482,987
Operating income (1)	134,320	129,002	130,798	135,270
Income (loss) from continuing operations (1)	14,023	14,397	11,012	(11,401)
Discontinued operations, net (1)	71,398	91,535	132,353	58,712
Net income *	85,421	105,932	143,365	47,311
Net income available to Common Shares	77,175	96,585	132,362	41,672
Earnings per share – basic:
Net income available to Common Shares	$0.28	$0.35	$0.48	$0.15
Weighted average Common Shares outstanding	272,324	272,901	273,658	275,519
Earnings per share – diluted:
Net income available to Common Shares	$0.28	$0.35	$0.48	$0.15
Weighted average Common Shares outstanding	288,853	289,338	290,215	275,519

(1)	The amounts presented for the first three quarters of 2009 are not equal to the same amounts previously reported in the respective Form 10-Q’s filed with the SEC for each period as a result of changes in discontinued operations due to additional property sales which occurred throughout 2009. Below is a reconciliation to the amounts previously reported:

2009	First Quarter 3/31	Second Quarter 6/30	Third Quarter 9/30
Total revenues previously reported in Form 10-Q	$515,144	$505,150	$492,757
Total revenues subsequently reclassified to discontinued operations	(26,906)	(19,196)	(6,225)

Total revenues disclosed in Form 10-K	$488,238	$485,954	$486,532

Operating income previously reported in Form 10-Q	$144,181	$135,962	$133,096
Operating income subsequently reclassified to discontinued operations	(9,861)	(6,960)	(2,298)

Operating income disclosed in Form 10-K	$134,320	$129,002	$130,798

Income from continuing operations previously reported in Form 10-Q	$23,487	$21,158	$12,824
Income from continuing operations subsequently reclassified to discontinued operations	(9,464)	(6,761)	(1,812)

Income from continuing operations disclosed in Form 10-K	$14,023	$14,397	$11,012

Discontinued operations, net previously reported in Form 10-Q	$61,934	$84,774	$130,541
Discontinued operations, net from properties sold subsequent to the respective reporting period	9,464	6,761	1,812

Discontinued operations, net disclosed in Form 10-K	$71,398	$91,535	$132,353

2008	First Quarter 3/31	Second Quarter 6/30	Third Quarter 9/30	Fourth Quarter 12/31
Total revenues (2)	$476,035	$493,778	$504,737	$501,119
Operating income (2)	129,593	151,215	145,954	31,396
Income (loss) from continuing operations (1)	8,504	32,239	24,118	(77,684)
Discontinued operations, net (1)	139,024	107,754	163,007	39,451
Net income (loss) *	147,528	139,993	187,125	(38,233)
Net income (loss) available to Common Shares	134,490	126,625	172,246	(40,246)
Earnings per share – basic:
Net income (loss) available to Common Shares	$0.50	$0.47	$0.64	$(0.15)
Weighted average Common Shares outstanding	268,784	269,608	270,345	271,293
Earnings per share – diluted:
Net income (loss) available to Common Shares	$0.50	$0.46	$0.63	$(0.15)
Weighted average Common Shares outstanding	289,317	290,445	290,795	271,293

(2)	The amounts presented for the four quarters of 2008 are not equal to the same amounts previously reported in either the respective 2009 Form 10-Q’s filed with the SEC (for the first three quarters of 2008) or in the Form 10-K filed with the SEC on February 26, 2009 (for the fourth quarter of 2008) primarily as a result of changes in discontinued operations due to additional property sales which occurred throughout 2009 as well as changes in accounting for noncontrolling interests and convertible debt. Below is a reconciliation to the amounts previously reported:

2008	First Quarter 3/31	Second Quarter 6/30	Third Quarter 9/30	Fourth Quarter 12/31
Total revenues previously reported in Form 10-Q/Form 10-K	$502,641	$513,283	$511,006	$533,345
Total revenues subsequently reclassified to discontinued operations	(26,606)	(19,505)	(6,269)	(32,226)

Total revenues disclosed in Form 10-K	$476,035	$493,778	$504,737	$501,119

Operating income previously reported in Form 10-Q/Form 10-K	$139,509	$158,356	$148,175	$41,056
Operating income subsequently reclassified to discontinued operations	(9,916)	(7,141)	(2,221)	(12,489)
Other expenses reclassification from impairment	—	—	—	2,829

Operating income disclosed in Form 10-K	$129,593	$151,215	$145,954	$31,396

Income (loss) from continuing operations previously reported in Form 10-Q/Form 10-K	$17,934	$39,148	$26,094	$(57,232)
Income from continuing operations subsequently reclassified to discontinued operations	(9,430)	(6,909)	(1,976)	(11,850)
Convertible debt discount adjustment	—	—	—	(5,718)
Noncontrolling Interest allocations	—	—	—	(2,884)

Income (loss) from continuing operations disclosed in Form 10-K	$8,504	$32,239	$24,118	$(77,684)

Discontinued operations, net previously reported in Form 10-Q/Form 10-K	$129,594	$100,845	$161,031	$25,989
Discontinued operations, net from properties sold subsequent to the respective reporting period	9,430	6,909	1,976	11,850
Noncontrolling Interest allocation	—	—	—	1,612

Discontinued operations, net disclosed in Form 10-K	$139,024	$107,754	$163,007	$39,451

*	The Company did not have any extraordinary items or cumulative effect of change in accounting principle during the years ended December 31, 2009 and 2008. Therefore, income before extraordinary items and cumulative effect of change in accounting principle is not shown as it was equal to the net income amounts disclosed above.

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

Overall Summary

December 31, 2009

	Properties (H)	Units (H)	Investment in Real Estate, Gross	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances
Wholly Owned Unencumbered	281	76,487	$11,112,317,728	$(2,477,548,347)	$8,634,769,381	$—
Wholly Owned Encumbered	151	42,309	5,903,435,223	(1,272,390,073)	4,631,045,150	2,441,648,706
Portfolio/Entity Encumbrances (1)	—	—	—	—	—	1,404,327,000

Wholly Owned Properties	432	118,796	17,015,752,951	(3,749,938,420)	13,265,814,531	3,845,975,706

Partially Owned Unencumbered	—	—	125,900,815	(740,000)	125,160,815	—
Partially Owned Encumbered	27	5,530	1,323,490,147	(126,885,454)	1,196,604,693	937,470,654

Partially Owned Properties	27	5,530	1,449,390,962	(127,625,454)	1,321,765,508	937,470,654

Total Unencumbered Properties	281	76,487	11,238,218,543	(2,478,288,347)	8,759,930,196	—
Total Encumbered Properties	178	47,839	7,226,925,370	(1,399,275,527)	5,827,649,843	4,783,446,360

Total Consolidated Investment in Real Estate	459	124,326	$18,465,143,913	$(3,877,563,874)	$14,587,580,039	$4,783,446,360

(1)	See attached Encumbrances Reconciliation.

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

Encumbrances Reconciliation

December 31, 2009

Portfolio/Entity Encumbrances	Number of Properties Encumbered by	See Properties With Note:	Amount
EQR-Bond Partnership	10	I	$88,189,000
EQR-Fanwell 2007 LP	7	J	223,138,000
EQR-Wellfan 2008 LP (R)	15	K	550,000,000
EQR-SOMBRA 2008 LP	19	L	543,000,000

Portfolio/Entity Encumbrances	51		1,404,327,000

Individual Property Encumbrances			3,379,119,360

Total Encumbrances per Financial Statements			$4,783,446,360

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

(Amounts in thousands)

The changes in total real estate for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Balance, beginning of year	$18,690,239	$18,333,350	$17,235,175
Acquisitions and development	512,977	995,026	2,456,495
Improvements	125,965	172,165	260,371
Dispositions and other	(864,037)	(810,302)	(1,618,691)

Balance, end of year	$18,465,144	$18,690,239	$18,333,350

The changes in accumulated depreciation for the years ended December 31, 2009, 2008, and 2007 are as follows:

	2009	2008	2007
Balance, beginning of year	$3,561,300	$3,170,125	$3,022,480
Depreciation	600,375	602,908	616,414
Dispositions and other	(284,111)	(211,733)	(468,769)

Balance, end of year	$3,877,564	$3,561,300	$3,170,125

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2009

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/09
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/09 (B)	Encumbrances
EQR Wholly Owned Unencumbered:
10 Chelsea	New York, NY	(F)	—	$—	$12,373,942	$—	$—	$—	$12,373,942	$12,373,942	$—	$12,373,942	$—
1210 Mass	Washington, D.C. (G)	2004	144	9,213,512	36,559,189	—	220,857	9,213,512	36,780,046	45,993,558	(6,423,703)	39,569,855	—
1401 Joyce on Pentagon Row	Arlington, VA	2004	326	9,780,000	89,680,000	—	5,931	9,780,000	89,685,931	99,465,931	(1,233,242)	98,232,689	—
1660 Peachtree	Atlanta, GA	1999	355	7,924,126	23,602,563	—	1,894,957	7,924,126	25,497,520	33,421,646	(6,182,090)	27,239,556	—
2400 M St	Washington, D.C. (G)	2006	359	30,006,593	113,763,785	—	558,625	30,006,593	114,322,410	144,329,003	(17,133,520)	127,195,483	—
420 East 80th Street	New York, NY	1961	155	39,277,000	23,026,984	—	2,113,716	39,277,000	25,140,700	64,417,700	(4,602,918)	59,814,782	—
600 Washington	New York, NY (G)	2004	135	32,852,000	43,140,551	—	134,302	32,852,000	43,274,853	76,126,853	(7,763,293)	68,363,560	—
70 Greene	Jersey City, NJ	(F)	—	28,170,659	236,492,172	—	17,660	28,170,659	236,509,832	264,680,491	(239)	264,680,252	—
71 Broadway	New York, NY (G)	1997	238	22,611,600	77,492,171	—	1,834,887	22,611,600	79,327,058	101,938,658	(15,158,734)	86,779,924	—
Abington Glen	Abington, MA	1968	90	553,105	3,697,396	—	2,248,042	553,105	5,945,438	6,498,543	(2,417,588)	4,080,955	—
Acacia Creek	Scottsdale, AZ	1988-1994	304	3,663,473	21,172,386	—	2,568,227	3,663,473	23,740,613	27,404,086	(10,266,173)	17,137,913	—
Arden Villas	Orlando, FL	1999	336	5,500,000	28,600,796	—	2,974,514	5,500,000	31,575,310	37,075,310	(6,643,466)	30,431,844	—
Agliano	Tampa, FL	(F)	—	5,000,000	—	—	—	5,000,000	—	5,000,000	—	5,000,000	—
Arrington Place Condominium Homes, LLC	Issaquah, WA	1988	2	115,341	277,636	—	137,956	115,341	415,592	530,933	—	530,933	—
Ashton, The	Corona Hills, CA	1986	492	2,594,264	33,042,398	—	5,567,898	2,594,264	38,610,296	41,204,560	(17,184,686)	24,019,874	—
Audubon Village	Tampa, FL	1990	447	3,576,000	26,121,909	—	3,392,307	3,576,000	29,514,216	33,090,216	(12,008,137)	21,082,079	—
Auvers Village	Orlando, FL	1991	480	3,808,823	29,322,243	—	5,885,011	3,808,823	35,207,254	39,016,077	(14,394,028)	24,622,049	—
Avenue Royale	Jacksonville, FL	2001	200	5,000,000	17,785,388	—	793,671	5,000,000	18,579,059	23,579,059	(3,838,016)	19,741,043	—
Avon Place	Avon, CT	1973	163	1,788,943	12,440,003	—	1,458,517	1,788,943	13,898,520	15,687,463	(4,694,409)	10,993,054	—
Ball Park Lofts	Denver, CO (G)	2003	339	5,481,556	51,658,740	—	1,923,728	5,481,556	53,582,468	59,064,024	(10,882,774)	48,181,250	—
Barrington Place	Oviedo, FL	1998	233	6,990,000	15,740,825	—	2,422,739	6,990,000	18,163,564	25,153,564	(4,675,275)	20,478,289	—
Bay Hill	Long Beach, CA	2002	160	7,600,000	27,437,239	—	681,288	7,600,000	28,118,527	35,718,527	(6,036,077)	29,682,450	—
Bayside at the Islands	Gilbert, AZ	1989	272	3,306,484	15,573,006	—	2,634,844	3,306,484	18,207,850	21,514,334	(8,304,288)	13,210,046	—
Bella Terra I	Mukilteo, WA (G)	2002	235	5,686,861	26,070,540	—	482,536	5,686,861	26,553,076	32,239,937	(6,384,335)	25,855,602	—
Bella Vista	Phoenix, AZ	1995	248	2,978,879	20,641,333	—	3,306,763	2,978,879	23,948,096	26,926,975	(10,482,003)	16,444,972	—
Bella Vista I, II, III Combined	Woodland Hills, CA	2003-2007	579	31,682,754	121,095,785	—	1,226,679	31,682,754	122,322,464	154,005,218	(19,518,553)	134,486,665	—
Belle Arts Condominium Homes, LLC	Bellevue, WA	2000	1	63,158	248,929	—	(5,541)	63,158	243,388	306,546	—	306,546	—
Bellevue Meadows	Bellevue, WA	1983	180	4,507,100	12,574,814	—	3,907,130	4,507,100	16,481,944	20,989,044	(6,521,606)	14,467,438	—
Beneva Place	Sarasota, FL	1986	192	1,344,000	9,665,447	—	1,647,177	1,344,000	11,312,624	12,656,624	(4,801,902)	7,854,722	—
Bermuda Cove	Jacksonville, FL	1989	350	1,503,000	19,561,896	—	4,272,602	1,503,000	23,834,498	25,337,498	(10,254,068)	15,083,430	—
Bishop Park	Winter Park, FL	1991	324	2,592,000	17,990,436	—	3,308,263	2,592,000	21,298,699	23,890,699	(9,523,006)	14,367,693	—
Bradford Apartments	Newington, CT	1964	64	401,091	2,681,210	—	530,656	401,091	3,211,866	3,612,957	(1,158,262)	2,454,695	—
Briar Knoll Apts	Vernon, CT	1986	150	928,972	6,209,988	—	1,191,279	928,972	7,401,267	8,330,239	(2,695,671)	5,634,568	—
Bridford Lakes II	Greensboro, NC	(F)	—	1,100,564	792,509	—	—	1,100,564	792,509	1,893,073	—	1,893,073	—
Bridgewater at Wells Crossing	Orange Park, FL	1986	288	2,160,000	13,347,549	—	1,873,730	2,160,000	15,221,279	17,381,279	(5,912,232)	11,469,047	—
Brookside II (MD)	Frederick, MD	1979	204	2,450,800	6,913,202	—	2,447,010	2,450,800	9,360,212	11,811,012	(4,509,419)	7,301,593	—
Camellero	Scottsdale, AZ	1979	348	1,924,900	17,324,593	—	5,273,017	1,924,900	22,597,610	24,522,510	(13,069,472)	11,453,038	—
Carlyle Mill	Alexandria, VA	2002	317	10,000,000	51,367,913	—	3,451,440	10,000,000	54,819,353	64,819,353	(13,315,143)	51,504,210	—
Center Pointe	Beaverton, OR	1996	264	3,421,535	15,708,853	—	2,492,166	3,421,535	18,201,019	21,622,554	(6,246,724)	15,375,830	—
Centre Club	Ontario, CA	1994	312	5,616,000	23,485,891	—	2,383,588	5,616,000	25,869,479	31,485,479	(8,827,536)	22,657,943	—
Centre Club II	Ontario, CA	2002	100	1,820,000	9,528,898	—	477,327	1,820,000	10,006,225	11,826,225	(2,805,581)	9,020,644	—
Chandler Court	Chandler, AZ	1987	316	1,353,100	12,175,173	—	4,100,225	1,353,100	16,275,398	17,628,498	(8,644,695)	8,983,803	—
Chatelaine Park	Duluth, GA	1995	303	1,818,000	24,489,671	—	1,699,278	1,818,000	26,188,949	28,006,949	(10,446,917)	17,560,032	—
Chesapeake Glen Apts (fka Greentree I, II & III)	Glen Burnie, MD	1973	796	8,993,411	27,301,052	—	20,079,780	8,993,411	47,380,832	56,374,243	(19,508,708)	36,865,535	—
Chestnut Hills	Puyallup, WA	1991	157	756,300	6,806,635	—	1,262,115	756,300	8,068,750	8,825,050	(3,911,078)	4,913,972	—
Chickasaw Crossing	Orlando, FL	1986	292	2,044,000	12,366,832	—	1,599,289	2,044,000	13,966,121	16,010,121	(5,954,605)	10,055,516	—
Chinatown Gateway	Los Angeles, CA	(F)	—	14,791,831	10,623,522	—	—	14,791,831	10,623,522	25,415,353	—	25,415,353	—
Citrus Falls	Tampa, FL	2003	273	8,190,000	28,894,280	—	301,445	8,190,000	29,195,725	37,385,725	(4,341,859)	33,043,866	—
City View (GA)	Atlanta, GA (G)	2003	202	6,440,800	19,993,460	—	1,055,835	6,440,800	21,049,295	27,490,095	(4,334,939)	23,155,156	—
Clarys Crossing	Columbia, MD	1984	198	891,000	15,489,721	—	1,883,522	891,000	17,373,243	18,264,243	(7,362,993)	10,901,250	—
Cleo, The	Los Angeles, CA	1989	92	6,615,467	14,829,335	—	3,628,567	6,615,467	18,457,902	25,073,369	(2,371,221)	22,702,148	—
Club at the Green	Beaverton, OR	1991	254	2,030,950	12,616,747	—	2,247,596	2,030,950	14,864,343	16,895,293	(7,238,462)	9,656,831	—
Club at Tanasbourne	Hillsboro, OR	1990	352	3,521,300	16,257,934	—	2,926,855	3,521,300	19,184,789	22,706,089	(9,167,126)	13,538,963	—
Coconut Palm Club	Coconut Creek, GA	1992	300	3,001,700	17,678,928	—	2,358,855	3,001,700	20,037,783	23,039,483	(8,501,236)	14,538,247	—
Cortona at Dana Park	Mesa, AZ	1986	222	2,028,939	12,466,128	—	2,177,104	2,028,939	14,643,232	16,672,171	(6,687,671)	9,984,500	—
Country Gables	Beaverton, OR	1991	288	1,580,500	14,215,444	—	3,310,770	1,580,500	17,526,214	19,106,714	(8,770,854)	10,335,860	—
Cove at Boynton Beach I	Boynton Beach, FL	1996	252	12,600,000	31,469,651	—	1,963,116	12,600,000	33,432,767	46,032,767	(7,568,562)	38,464,205	—
Cove at Boynton Beach II	Boynton Beach, FL	1998	296	14,800,000	37,874,719	—	—	14,800,000	37,874,719	52,674,719	(8,265,424)	44,409,295	—
Cove at Fishers Landing	Vancouver, WA	1993	253	2,277,000	15,656,887	—	1,046,913	2,277,000	16,703,800	18,980,800	(5,093,467)	13,887,333	—
Creekside Village	Mountlake Terrace, WA	1987	512	2,807,600	25,270,594	—	4,346,358	2,807,600	29,616,952	32,424,552	(16,225,928)	16,198,624	—
Crosswinds	St. Petersburg, FL	1986	208	1,561,200	5,756,822	—	1,975,140	1,561,200	7,731,962	9,293,162	(3,908,038)	5,385,124	—
Crown Court	Scottsdale, AZ	1987	416	3,156,600	28,414,599	—	6,606,348	3,156,600	35,020,947	38,177,547	(15,991,526)	22,186,021	—
Crowntree Lakes	Orlando, FL	2008	352	12,009,630	44,407,977	—	69,018	12,009,630	44,476,995	56,486,625	(3,012,893)	53,473,732	—
Cypress Lake at Waterford	Orlando, FL	2001	316	7,000,000	27,654,816	—	1,266,819	7,000,000	28,921,635	35,921,635	(6,802,739)	29,118,896	—
Dartmouth Woods	Lakewood, CO	1990	201	1,609,800	10,832,754	—	1,667,117	1,609,800	12,499,871	14,109,671	(5,954,496)	8,155,175	—
Dean Estates	Taunton, MA	1984	58	498,080	3,329,560	—	596,754	498,080	3,926,314	4,424,394	(1,502,150)	2,922,244	—
Deerwood (Corona)	Corona, CA	1992	316	4,742,200	20,272,892	—	3,560,107	4,742,200	23,832,999	28,575,199	(10,749,018)	17,826,181	—
Defoor Village	Atlanta, GA	1997	156	2,966,400	10,570,210	—	1,925,681	2,966,400	12,495,891	15,462,291	(5,325,571)	10,136,720	—
Desert Homes	Phoenix, AZ	1982	412	1,481,050	13,390,249	—	4,286,304	1,481,050	17,676,553	19,157,603	(9,476,519)	9,681,084	—
Eagle Canyon	Chino Hills, CA	1985	252	1,808,900	16,274,361	—	4,785,265	1,808,900	21,059,626	22,868,526	(9,574,088)	13,294,438	—
Ellipse at Government Center	Fairfax, VA	1989	404	19,433,000	56,816,266	—	1,568,670	19,433,000	58,384,936	77,817,936	(5,297,483)	72,520,453	—
Emerson Place	Boston, MA (G)	1962	444	14,855,000	57,566,636	—	14,682,314	14,855,000	72,248,950	87,103,950	(34,480,864)	52,623,086	—
Enclave at Lake Underhill	Orlando, FL	1989	312	9,359,750	29,539,650	—	1,294,961	9,359,750	30,834,611	40,194,361	(5,637,816)	34,556,545	—

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2009

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/09
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/09 (B)	Encumbrances
Enclave at Waterways	Deerfield Beach, FL	1998	300	15,000,000	33,194,576	—	781,184	15,000,000	33,975,760	48,975,760	(6,419,142)	42,556,618	—
Enclave at Winston Park	Coconut Creek, FL	1995	278	5,560,000	19,939,324	—	1,897,894	5,560,000	21,837,218	27,397,218	(6,622,424)	20,774,794	—
Enclave, The	Tempe, AZ	1994	204	1,500,192	19,281,399	—	1,262,402	1,500,192	20,543,801	22,043,993	(8,743,207)	13,300,786	—
Estates at Phipps	Atlanta, GA	1996	234	9,360,000	29,705,236	—	3,470,867	9,360,000	33,176,103	42,536,103	(7,729,561)	34,806,542	—
Estates at Wellington Green	Wellington, FL	2003	400	20,000,000	64,790,850	—	1,403,085	20,000,000	66,193,935	86,193,935	(12,261,007)	73,932,928	—
Fairfield	Stamford, CT (G)	1996	263	6,510,200	39,690,120	—	4,765,044	6,510,200	44,455,164	50,965,364	(18,051,848)	32,913,516	—
Fairland Gardens	Silver Spring, MD	1981	400	6,000,000	19,972,183	—	5,715,278	6,000,000	25,687,461	31,687,461	(11,518,636)	20,168,825	—
Four Winds	Fall River, MA	1987	168	1,370,843	9,163,804	—	1,794,370	1,370,843	10,958,174	12,329,017	(3,800,504)	8,528,513	—
Fox Hill Apartments	Enfield, CT	1974	168	1,129,018	7,547,256	—	1,194,353	1,129,018	8,741,609	9,870,627	(3,077,153)	6,793,474	—
Fox Run (WA)	Federal Way, WA	1988	144	626,637	5,765,018	—	1,582,816	626,637	7,347,834	7,974,471	(4,183,905)	3,790,566	—
Fox Run II (WA)	Federal Way, WA	1988	18	80,000	1,286,139	—	53,086	80,000	1,339,225	1,419,225	(344,614)	1,074,611	—
Gables Grand Plaza	Coral Gables, FL (G)	1998	195	—	44,601,000	—	2,848,050	—	47,449,050	47,449,050	(10,729,673)	36,719,377	—
Gallery, The	Hermosa Beach,CA	1971	168	18,144,000	46,565,936	—	1,653,572	18,144,000	48,219,508	66,363,508	(7,430,603)	58,932,905	—
Gatehouse at Pine Lake	Pembroke Pines, FL	1990	296	1,896,600	17,070,795	—	3,051,027	1,896,600	20,121,822	22,018,422	(9,575,033)	12,443,389	—
Gatehouse on the Green	Plantation, FL	1990	312	2,228,200	20,056,270	—	5,634,556	2,228,200	25,690,826	27,919,026	(11,367,821)	16,551,205	—
Gates of Redmond	Redmond, WA	1979	180	2,306,100	12,064,015	—	4,544,531	2,306,100	16,608,546	18,914,646	(6,658,911)	12,255,735	—
Gatewood	Pleasanton, CA	1985	200	6,796,511	20,249,392	—	3,006,599	6,796,511	23,255,991	30,052,502	(5,921,073)	24,131,429	—
Glen Grove	Wellesley, MA	1979	125	1,344,601	8,988,383	—	1,053,731	1,344,601	10,042,114	11,386,715	(3,460,902)	7,925,813	—
Governors Green	Bowie, MD	1999	478	19,845,000	73,335,916	—	318,081	19,845,000	73,653,997	93,498,997	(7,109,168)	86,389,829	—
Greenfield Village	Rocky Hill, CT	1965	151	911,534	6,093,418	—	596,950	911,534	6,690,368	7,601,902	(2,402,735)	5,199,167	—
Hamilton Villas	Beverly Hills, CA	1990	35	7,772,000	16,864,269	—	977,701	7,772,000	17,841,970	25,613,970	(1,311,689)	24,302,281	—
Hammocks Place	Miami, FL	1986	296	319,180	12,513,467	—	2,935,606	319,180	15,449,073	15,768,253	(8,983,699)	6,784,554	—
Hamptons	Puyallup, WA	1991	230	1,119,200	10,075,844	—	1,638,725	1,119,200	11,714,569	12,833,769	(5,534,580)	7,299,189	—
Heritage Ridge	Lynwood, WA	1999	197	6,895,000	18,983,597	—	366,008	6,895,000	19,349,605	26,244,605	(4,056,716)	22,187,889	—
Heritage, The	Phoenix, AZ	1995	204	1,209,705	13,136,903	—	1,281,489	1,209,705	14,418,392	15,628,097	(6,251,691)	9,376,406	—
Heron Pointe	Boynton Beach, FL	1989	192	1,546,700	7,774,676	—	1,771,988	1,546,700	9,546,664	11,093,364	(4,639,319)	6,454,045	—
Hidden Oaks	Cary, NC	1988	216	1,178,600	10,614,135	—	2,476,030	1,178,600	13,090,165	14,268,765	(6,307,228)	7,961,537	—
High Meadow	Ellington, CT	1975	100	583,679	3,901,774	—	696,440	583,679	4,598,214	5,181,893	(1,587,808)	3,594,085	—
Highland Glen	Westwood, MA	1979	180	2,229,095	16,828,153	—	2,005,767	2,229,095	18,833,920	21,063,015	(6,234,341)	14,828,674	—
Highland Glen II	Westwood, MA	2007	102	—	19,875,857	—	44,875	—	19,920,732	19,920,732	(1,992,465)	17,928,267	—
Highlands, The	Scottsdale, AZ	1990	272	11,823,840	31,990,970	—	2,708,673	11,823,840	34,699,643	46,523,483	(6,040,555)	40,482,928	—
Hudson Crossing	New York, NY (G)	2003	259	23,420,000	70,086,976	—	697,517	23,420,000	70,784,493	94,204,493	(13,757,398)	80,447,095	—
Hudson Pointe	Jersey City, NJ	2003	182	5,148,500	41,145,919	—	549,664	5,148,500	41,695,583	46,844,083	(8,757,283)	38,086,800	—
Hunt Club II	Charlotte, NC	(F)	—	100,000	—	—	—	100,000	—	100,000	—	100,000	—
Huntington Park	Everett, WA	1991	381	1,597,500	14,367,864	—	3,365,663	1,597,500	17,733,527	19,331,027	(10,099,086)	9,231,941	—
Indian Bend	Scottsdale, AZ	1973	278	1,075,700	9,800,330	—	2,932,003	1,075,700	12,732,333	13,808,033	(7,600,280)	6,207,753	—
Iron Horse Park	Pleasant Hill, CA	1973	252	15,000,000	24,335,549	—	7,666,475	15,000,000	32,002,024	47,002,024	(6,129,079)	40,872,945	—
Isle at Arrowhead Ranch	Glendale, AZ	1996	256	1,650,237	19,593,123	—	1,489,397	1,650,237	21,082,520	22,732,757	(9,056,274)	13,676,483	—
Kempton Downs	Gresham, OR	1990	278	1,217,349	10,943,372	—	2,591,825	1,217,349	13,535,197	14,752,546	(7,484,322)	7,268,224	—
Kenwood Mews	Burbank, CA	1991	141	14,100,000	24,662,883	—	1,083,935	14,100,000	25,746,818	39,846,818	(4,004,773)	35,842,045	—
Key Isle at Windermere	Ocoee, FL	2000	282	8,460,000	31,761,470	—	1,065,103	8,460,000	32,826,573	41,286,573	(5,594,683)	35,691,890	—
Key Isle at Windermere II	Ocoee, FL	2008	165	3,306,286	24,519,643	—	21,532	3,306,286	24,541,175	27,847,461	(1,128,376)	26,719,085	—
Kings Colony (FL)	Miami, FL	1986	480	19,200,000	48,379,586	—	2,166,770	19,200,000	50,546,356	69,746,356	(9,764,478)	59,981,878	—
La Mirage	San Diego, CA	1988/1992	1,070	28,895,200	95,567,943	—	11,944,873	28,895,200	107,512,816	136,408,016	(47,505,193)	88,902,823	—
La Mirage IV	San Diego, CA	2001	340	6,000,000	47,449,353	—	2,281,163	6,000,000	49,730,516	55,730,516	(14,335,799)	41,394,717	—
Laguna Clara	Santa Clara, CA	1972	264	13,642,420	29,707,475	—	2,734,032	13,642,420	32,441,507	46,083,927	(7,744,190)	38,339,737	—
Lake Buena Vista Combined	Orlando, FL	2000/2002	672	23,520,000	75,068,206	—	3,308,158	23,520,000	78,376,364	101,896,364	(14,053,589)	87,842,775	—
Landings at Pembroke Lakes	Pembroke Pines, FL	1989	358	17,900,000	24,460,989	—	4,685,147	17,900,000	29,146,136	47,046,136	(5,719,019)	41,327,117	—
Landings at Port Imperial	W. New York, NJ	1999	276	27,246,045	37,741,050	—	6,181,520	27,246,045	43,922,570	71,168,615	(13,437,378)	57,731,237	—
Las Colinas at Black Canyon	Phoenix, AZ	2008	304	9,000,000	35,917,811	—	44,291	9,000,000	35,962,102	44,962,102	(2,585,056)	42,377,046	—
Laurel Ridge II	Chapel Hill, NC	(F)	—	22,551	—	—	—	22,551	—	22,551	—	22,551	—
Legacy Park Central	Concord, CA	2003	259	6,469,230	46,745,854	—	251,005	6,469,230	46,996,859	53,466,089	(9,193,887)	44,272,202	—
Legends at Preston	Morrisville, NC	2000	382	3,055,906	27,150,092	—	1,175,737	3,055,906	28,325,829	31,381,735	(9,518,337)	21,863,398	—
Lexington Farm	Alpharetta, GA	1995	352	3,521,900	22,888,305	—	2,317,314	3,521,900	25,205,619	28,727,519	(10,196,908)	18,530,611	—
Lexington Park	Orlando, FL	1988	252	2,016,000	12,346,726	—	2,324,817	2,016,000	14,671,543	16,687,543	(6,466,654)	10,220,889	—
Little Cottonwoods	Tempe, AZ	1984	379	3,050,133	26,991,689	—	3,226,961	3,050,133	30,218,650	33,268,783	(13,335,382)	19,933,401	—
Longfellow Place	Boston, MA (G)	1975	710	53,164,160	183,940,619	—	39,573,010	53,164,160	223,513,629	276,677,789	(87,210,195)	189,467,594	—
Longwood	Decatur, GA	1992	268	1,454,048	13,087,393	—	1,879,528	1,454,048	14,966,921	16,420,969	(8,242,200)	8,178,769	—
Mariners Wharf	Orange Park, FL	1989	272	1,861,200	16,744,951	—	3,076,406	1,861,200	19,821,357	21,682,557	(8,833,950)	12,848,607	—
Marquessa	Corona Hills, CA	1992	336	6,888,500	21,604,584	—	2,594,899	6,888,500	24,199,483	31,087,983	(10,949,316)	20,138,667	—
Martha Lake	Lynnwood, WA	1991	155	821,200	7,405,070	—	1,849,271	821,200	9,254,341	10,075,541	(4,575,580)	5,499,961	—
Merritt at Satellite Place	Duluth, GA	1999	424	3,400,000	30,115,674	—	2,356,486	3,400,000	32,472,160	35,872,160	(11,768,290)	24,103,870	—
Martine, The	Bellevue, WA	1984	67	3,200,000	9,616,264	—	2,566,663	3,200,000	12,182,927	15,382,927	(1,206,954)	14,175,973	—
Miramar Lakes	Miramar, FL	2003	344	17,200,000	51,487,235	—	1,102,487	17,200,000	52,589,722	69,789,722	(8,773,404)	61,016,318	—
Mira Flores	Palm Beach Gardens, FL	1996	352	7,039,313	22,515,299	—	1,983,657	7,039,313	24,498,956	31,538,269	(7,479,514)	24,058,755	—
Mission Bay	Orlando, FL	1991	304	2,432,000	21,623,560	—	2,399,486	2,432,000	24,023,046	26,455,046	(9,868,906)	16,586,140	—
Mission Verde, LLC	San Jose, CA	1986	108	5,190,700	9,679,109	—	3,096,413	5,190,700	12,775,522	17,966,222	(4,872,692)	13,093,530	—
Morningside	Scottsdale, AZ	1989	160	670,470	12,607,976	—	1,505,060	670,470	14,113,036	14,783,506	(6,186,636)	8,596,870	—
Mosaic at Largo Station	Hyattsville, MD	2008	240	4,120,800	41,454,841	—	10,342	4,120,800	41,465,183	45,585,983	(158,486)	45,427,497	—
Mozaic at Union Station	Los Angeles, CA	2007	272	8,500,000	53,033,269	—	331,846	8,500,000	53,365,115	61,865,115	(6,727,845)	55,137,270	—
Nehoiden Glen	Needham, MA	1978	61	634,538	4,241,755	—	774,820	634,538	5,016,575	5,651,113	(1,782,807)	3,868,306	—
New River Cove	Davie, FL	1999	316	15,800,000	46,142,895	—	957,689	15,800,000	47,100,584	62,900,584	(7,998,770)	54,901,814	—
Northglen	Valencia, CA	1988	234	9,360,000	20,778,553	—	1,602,779	9,360,000	22,381,332	31,741,332	(7,395,933)	24,345,399	—
Northampton 1	Largo, MD	1977	344	1,843,200	17,528,381	—	5,444,653	1,843,200	22,973,034	24,816,234	(13,289,953)	11,526,281	—
Northampton 2	Largo, MD	1988	276	1,513,500	14,246,990	—	3,369,035	1,513,500	17,616,025	19,129,525	(9,812,176)	9,317,349	—

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2009

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/09
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/09 (B)	Encumbrances
Northlake (MD)	Germantown, MD	1985	304	15,000,000	23,142,302	—	9,697,260	15,000,000	32,839,562	47,839,562	(7,891,239)	39,948,323	—
Northridge	Pleasant Hill, CA	1974	221	5,527,800	14,691,705	—	7,715,193	5,527,800	22,406,898	27,934,698	(8,425,802)	19,508,896	—
Northwoods Village	Cary, NC	1986	228	1,369,700	11,460,337	—	2,610,237	1,369,700	14,070,574	15,440,274	(6,752,161)	8,688,113	—
Oaks at Falls Church	Falls Church, VA	1966	176	20,240,000	20,152,616	—	3,394,318	20,240,000	23,546,934	43,786,934	(4,408,080)	39,378,854	—
Ocean Crest	Solana Beach, CA	1986	146	5,111,200	11,910,438	—	1,947,033	5,111,200	13,857,471	18,968,671	(5,897,647)	13,071,024	—
Ocean Walk	Key West, FL	1990	297	2,838,749	25,545,009	—	3,098,120	2,838,749	28,643,129	31,481,878	(12,439,731)	19,042,147	—
Olympus Towers	Seattle, WA (G)	2000	328	14,752,034	73,335,425	—	1,849,065	14,752,034	75,184,490	89,936,524	(16,755,783)	73,180,741	—
Orchard Ridge	Lynnwood, WA	1988	104	480,600	4,372,033	—	1,004,299	480,600	5,376,332	5,856,932	(3,079,942)	2,776,990	—
Overlook Manor	Frederick, MD	1980/1985	108	1,299,100	3,930,931	—	1,966,419	1,299,100	5,897,350	7,196,450	(2,971,040)	4,225,410	—
Overlook Manor II	Frederick, MD	1980/1985	182	2,186,300	6,262,597	—	1,068,523	2,186,300	7,331,120	9,517,420	(3,190,682)	6,326,738	—
Paces Station	Atlanta, GA	1984-1989	610	4,801,500	32,548,053	—	7,451,186	4,801,500	39,999,239	44,800,739	(19,151,572)	25,649,167	—
Palm Trace Landings	Davie, FL	1995	768	38,400,000	105,693,432	—	2,255,576	38,400,000	107,949,008	146,349,008	(18,165,757)	128,183,251	—
Panther Ridge	Federal Way, WA	1980	260	1,055,800	9,506,117	—	1,749,644	1,055,800	11,255,761	12,311,561	(5,441,588)	6,869,973	—
Parc 77	New York, NY (G)	1903	137	40,504,000	18,025,679	—	3,834,198	40,504,000	21,859,877	62,363,877	(3,483,681)	58,880,196	—
Parc Cameron	New York, NY (G)	1927	166	37,600,000	9,855,597	—	4,598,285	37,600,000	14,453,882	52,053,882	(2,690,596)	49,363,286	—
Parc Coliseum	New York, NY (G)	1910	177	52,654,000	23,045,751	—	6,544,183	52,654,000	29,589,934	82,243,934	(4,544,383)	77,699,551	—
Park at Turtle Run, The	Coral Springs, FL	2001	257	15,420,000	36,064,629	—	845,589	15,420,000	36,910,218	52,330,218	(7,548,286)	44,781,932	—
Park West (CA)	Los Angeles, CA	1987/1990	444	3,033,500	27,302,383	—	5,240,630	3,033,500	32,543,013	35,576,513	(16,609,126)	18,967,387	—
Parkside	Union City, CA	1979	208	6,246,700	11,827,453	—	3,117,566	6,246,700	14,945,019	21,191,719	(7,161,870)	14,029,849	—
Parkview Terrace	Redlands, CA	1986	558	4,969,200	35,653,777	—	11,145,688	4,969,200	46,799,465	51,768,665	(20,005,489)	31,763,176	—
Phillips Park	Wellesley, MA	1988	49	816,922	5,460,955	—	922,418	816,922	6,383,373	7,200,295	(2,187,540)	5,012,755	—
Pine Harbour	Orlando, FL	1991	366	1,664,300	14,970,915	—	3,397,750	1,664,300	18,368,665	20,032,965	(10,499,000)	9,533,965	—
Playa Pacifica	Hermosa Beach, CA	1972	285	35,100,000	33,473,822	—	7,033,511	35,100,000	40,507,333	75,607,333	(8,295,185)	67,312,148	—
Pointe at South Mountain	Phoenix, AZ	1988	364	2,228,800	20,059,311	—	3,062,291	2,228,800	23,121,602	25,350,402	(10,925,588)	14,424,814	—
Polos East	Orlando, FL	1991	308	1,386,000	19,058,620	—	1,985,856	1,386,000	21,044,476	22,430,476	(8,749,587)	13,680,889	—
Port Royale	Ft. Lauderdale, FL (G)	1988	252	1,754,200	15,789,873	—	7,046,148	1,754,200	22,836,021	24,590,221	(11,433,671)	13,156,550	—
Port Royale II	Ft. Lauderdale, FL (G)	1988	161	1,022,200	9,203,166	—	4,361,815	1,022,200	13,564,981	14,587,181	(6,425,531)	8,161,650	—
Port Royale III	Ft. Lauderdale, FL (G)	1988	324	7,454,900	14,725,802	—	8,250,546	7,454,900	22,976,348	30,431,248	(10,185,647)	20,245,601	—
Port Royale IV	Ft. Lauderdale, FL	(F)	—	—	142,528	—	—	—	142,528	142,528	—	142,528	—
Portofino	Chino Hills, CA	1989	176	3,572,400	14,660,994	—	1,641,168	3,572,400	16,302,162	19,874,562	(7,223,146)	12,651,416	—
Portofino (Val)	Valencia, CA	1989	216	8,640,000	21,487,126	—	2,208,725	8,640,000	23,695,851	32,335,851	(7,807,751)	24,528,100	—
Portside Towers	Jersey City, NJ (G)	1992-1997	527	22,487,006	96,842,913	—	11,875,240	22,487,006	108,718,153	131,205,159	(42,913,617)	88,291,542	—
Preserve at Deer Creek	Deerfield Beach, FL	1997	540	13,500,000	60,011,208	—	2,557,136	13,500,000	62,568,344	76,068,344	(14,375,360)	61,692,984	—
Prime, The	Arlington, VA	2002	256	32,000,000	64,436,539	—	522,323	32,000,000	64,958,862	96,958,862	(9,409,731)	87,549,131	—
Promenade (FL)	St. Petersburg, FL	1994	334	2,124,193	25,804,037	—	3,774,704	2,124,193	29,578,741	31,702,934	(12,495,571)	19,207,363	—
Promenade at Aventura	Aventura, FL	1995	296	13,320,000	30,353,748	—	3,374,189	13,320,000	33,727,937	47,047,937	(10,875,031)	36,172,906	—
Promenade at Town Center I	Valencia, CA	2001	294	14,700,000	35,390,279	—	2,555,285	14,700,000	37,945,564	52,645,564	(8,819,478)	43,826,086	—
Promenade at Wyndham Lakes	Coral Springs, FL	1998	332	6,640,000	26,743,760	—	2,106,433	6,640,000	28,850,193	35,490,193	(9,789,644)	25,700,549	—
Promenade Terrace	Corona, CA	1990	330	2,272,800	20,546,289	—	4,316,282	2,272,800	24,862,571	27,135,371	(12,475,798)	14,659,573	—
Promontory Pointe I & II	Phoenix, AZ	1984/1996	424	2,355,509	30,421,840	—	3,542,728	2,355,509	33,964,568	36,320,077	(15,008,498)	21,311,579	—
Prospect Towers	Hackensack, NJ	1995	157	3,926,600	27,966,416	—	2,794,496	3,926,600	30,760,912	34,687,512	(13,584,344)	21,103,168	—
Prospect Towers II	Hackensack, NJ	2002	203	4,500,000	33,104,733	—	1,488,208	4,500,000	34,592,941	39,092,941	(9,533,531)	29,559,410	—
Ravens Crest	Plainsboro, NJ	1984	704	4,670,850	42,080,642	—	11,462,120	4,670,850	53,542,762	58,213,612	(29,187,236)	29,026,376	—
Redlands Lawn and Tennis	Redlands, CA	1986	496	4,822,320	26,359,328	—	4,161,437	4,822,320	30,520,765	35,343,085	(13,646,850)	21,696,235	—
Redmond Ridge	Redmond, WA	2008	321	6,975,705	46,175,001	—	45,624	6,975,705	46,220,625	53,196,330	(2,843,477)	50,352,853	—
Redmond Way	Redmond, WA	(F)	—	15,546,376	36,373,555	—	—	15,546,376	36,373,555	51,919,931	—	51,919,931	—
Regency Palms	Huntington Beach, CA	1969	310	1,857,400	16,713,254	—	3,712,651	1,857,400	20,425,905	22,283,305	(10,614,152)	11,669,153	—
Regency Park	Centreville, VA	1989	252	2,521,500	16,200,666	—	7,636,375	2,521,500	23,837,041	26,358,541	(10,358,549)	15,999,992	—
Remington Place	Phoenix, AZ	1983	412	1,492,750	13,377,478	—	4,275,847	1,492,750	17,653,325	19,146,075	(9,565,200)	9,580,875	—
Reserve at Town Center	Loudon, VA	2002	290	3,144,056	27,669,121	—	627,250	3,144,056	28,296,371	31,440,427	(6,416,926)	25,023,501	—
Reserve at Town Center II (WA)	Mill Creek, WA	2009	100	4,310,417	16,280,257	—	—	4,310,417	16,280,257	20,590,674	—	20,590,674	—
Residences at Little River	Haverhill, MA	2003	174	6,905,138	19,172,747	—	444,129	6,905,138	19,616,876	26,522,014	(4,698,067)	21,823,947	—
Retreat, The	Phoenix, AZ	1999	480	3,475,114	27,265,252	—	2,167,531	3,475,114	29,432,783	32,907,897	(11,185,912)	21,721,985	—
Ridgewood Village I&II	San Diego, CA	1997	408	11,809,500	34,004,048	—	1,624,481	11,809,500	35,628,529	47,438,029	(12,773,079)	34,664,950	—
Riverview Condominiums	Norwalk, CT	1991	92	2,300,000	7,406,730	—	1,712,052	2,300,000	9,118,782	11,418,782	(3,779,661)	7,639,121	—
Rivers Bend (CT)	Windsor, CT	1973	373	3,325,517	22,573,826	—	2,602,203	3,325,517	25,176,029	28,501,546	(8,625,745)	19,875,801	—
Rosecliff	Quincy, MA	1990	156	5,460,000	15,721,570	—	1,295,669	5,460,000	17,017,239	22,477,239	(6,067,378)	16,409,861	—
Royal Oaks (FL)	Jacksonville, FL	1991	284	1,988,000	13,645,117	—	3,269,729	1,988,000	16,914,846	18,902,846	(6,963,204)	11,939,642	—
Sabal Palm at Boot Ranch	Palm Harbor, FL	1996	432	3,888,000	28,923,692	—	3,083,909	3,888,000	32,007,601	35,895,601	(13,001,205)	22,894,396	—
Sabal Palm at Carrollwood Place	Tampa, FL	1995	432	3,888,000	26,911,542	—	2,387,547	3,888,000	29,299,089	33,187,089	(11,825,739)	21,361,350	—
Sabal Palm at Lake Buena Vista	Orlando, FL	1988	400	2,800,000	23,687,893	—	2,974,366	2,800,000	26,662,259	29,462,259	(11,110,613)	18,351,646	—
Sabal Palm at Metrowest	Orlando, FL	1998	411	4,110,000	38,394,865	—	3,337,848	4,110,000	41,732,713	45,842,713	(16,831,065)	29,011,648	—
Sabal Palm at Metrowest II	Orlando, FL	1997	456	4,560,000	33,907,283	—	2,360,731	4,560,000	36,268,014	40,828,014	(14,449,667)	26,378,347	—
Sabal Pointe	Coral Springs, FL	1995	275	1,951,600	17,570,508	—	3,777,034	1,951,600	21,347,542	23,299,142	(10,648,877)	12,650,265	—
Saddle Ridge	Ashburn, VA	1989	216	1,364,800	12,283,616	—	1,990,344	1,364,800	14,273,960	15,638,760	(7,367,887)	8,270,873	—
Sage Condominium Homes, LLC	Everett, WA	2002	123	2,500,000	12,021,256	—	376,058	2,500,000	12,397,314	14,897,314	(1,840,905)	13,056,409	—
Savannah at Park Place	Atlanta, GA	2001	416	7,696,095	34,114,542	—	2,525,953	7,696,095	36,640,495	44,336,590	(8,703,451)	35,633,139	—
Scarborough Square	Rockville, MD	1967	121	1,815,000	7,608,126	—	2,261,643	1,815,000	9,869,769	11,684,769	(4,450,136)	7,234,633	—
Sedona Ridge	Phoenix, AZ	1989	250	3,750,000	14,750,000	—	18,442	3,750,000	14,768,442	18,518,442	(544,735)	17,973,707	—
Savoy III	Aurora, CO	(F)	—	659,165	2,166,017	—	—	659,165	2,166,017	2,825,182	—	2,825,182	—
Seeley Lake	Lakewood, WA	1990	522	2,760,400	24,845,286	—	3,617,319	2,760,400	28,462,605	31,223,005	(13,264,730)	17,958,275	—
Seventh & James	Seattle, WA	1992	96	663,800	5,974,803	—	2,468,264	663,800	8,443,067	9,106,867	(4,448,122)	4,658,745	—
Shadow Creek	Winter Springs, FL	2000	280	6,000,000	21,719,768	—	1,194,699	6,000,000	22,914,467	28,914,467	(5,452,780)	23,461,687	—
Sheridan Lake Club	Dania Beach, FL	2001	240	12,000,000	23,170,580	—	778,994	12,000,000	23,949,574	35,949,574	(3,663,655)	32,285,919	—
Sheridan Ocean Club combined	Dania Beach, FL	1991	648	18,313,414	47,091,593	—	12,407,259	18,313,414	59,498,852	77,812,266	(17,823,519)	59,988,747	—

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2009

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/09
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/09 (B)	Encumbrances
Siena Terrace	Lake Forest, CA	1988	356	8,900,000	24,083,024	—	2,547,877	8,900,000	26,630,901	35,530,901	(10,596,345)	24,934,556	—
Silver Springs (FL)	Jacksonville, FL	1985	432	1,831,100	16,474,735	—	5,408,626	1,831,100	21,883,361	23,714,461	(11,412,359)	12,302,102	—
Skycrest	Valencia, CA	1999	264	10,560,000	25,574,457	—	1,758,054	10,560,000	27,332,511	37,892,511	(8,945,189)	28,947,322	—
Skylark	Union City, CA	1986	174	1,781,600	16,731,916	—	1,499,502	1,781,600	18,231,418	20,013,018	(7,468,722)	12,544,296	—
Skyview	Rancho Santa Margarita, CA	1999	260	3,380,000	21,952,863	—	1,507,829	3,380,000	23,460,692	26,840,692	(8,732,779)	18,107,913	—
Sonoran	Phoenix, AZ	1995	429	2,361,922	31,841,724	—	2,524,732	2,361,922	34,366,456	36,728,378	(14,770,068)	21,958,310	—
Southwood	Palo Alto, CA	1985	100	6,936,600	14,324,069	—	1,782,759	6,936,600	16,106,828	23,043,428	(6,885,238)	16,158,190	—
Springbrook Estates	Riverside, CA	(F)	—	18,200,000	—	—	—	18,200,000	—	18,200,000	—	18,200,000	—
St. Andrews at Winston Park	Coconut Creek, FL	1997	284	5,680,000	19,812,090	—	1,942,381	5,680,000	21,754,471	27,434,471	(6,624,247)	20,810,224	—
Stoney Creek	Lakewood, WA	1990	231	1,215,200	10,938,134	—	2,121,875	1,215,200	13,060,009	14,275,209	(6,132,019)	8,143,190	—
Summerset Village II	Chatsworth, CA	(F)	—	260,646	—	—	—	260,646	—	260,646	—	260,646	—
Summerwood	Hayward, CA	1982	162	4,810,644	6,942,743	—	1,996,377	4,810,644	8,939,120	13,749,764	(3,817,956)	9,931,808	—
Summit & Birch Hill	Farmington, CT	1967	186	1,757,438	11,748,112	—	2,822,425	1,757,438	14,570,537	16,327,975	(5,015,197)	11,312,778	—
Summit at Lake Union	Seattle, WA	1995-1997	150	1,424,700	12,852,461	—	2,626,761	1,424,700	15,479,222	16,903,922	(7,048,726)	9,855,196	—
Sunforest II	Davie, FL	(F)	—	—	122,455		—	—	122,455	122,455	—	122,455	—
Surrey Downs	Bellevue, WA	1986	122	3,057,100	7,848,618	—	1,671,867	3,057,100	9,520,485	12,577,585	(3,884,938)	8,692,647	—
Sycamore Creek	Scottsdale, AZ	1984	350	3,152,000	19,083,727	—	2,905,652	3,152,000	21,989,379	25,141,379	(10,075,700)	15,065,679	—
Tanasbourne Terrace	Hillsboro, OR	1986-1989	373	1,876,700	16,891,205	—	3,652,548	1,876,700	20,543,753	22,420,453	(11,647,285)	10,773,168	—
Third Square	Cambridge, MA (G)	2008/2009	482	27,812,384	228,450,904	—	35,771	27,812,384	228,486,675	256,299,059	(7,382,758)	248,916,301	—
Timber Hollow	Chapel Hill, NC	1986	198	800,000	11,219,537	—	1,766,324	800,000	12,985,861	13,785,861	(5,485,923)	8,299,938	—
Tortuga Bay	Orlando, FL	2004	314	6,280,000	32,121,779	—	906,989	6,280,000	33,028,768	39,308,768	(6,712,448)	32,596,320	—
Toscana	Irvine, CA	1991/1993	563	39,410,000	50,806,072	—	5,964,389	39,410,000	56,770,461	96,180,461	(19,353,127)	76,827,334	—
Townes at Herndon	Herndon, VA	2002	218	10,900,000	49,216,125	—	479,074	10,900,000	49,695,199	60,595,199	(8,314,817)	52,280,382	—
Trump Place, 140 Riverside	New York, NY (G)	2003	354	103,539,100	94,082,725	—	1,147,155	103,539,100	95,229,880	198,768,980	(16,744,933)	182,024,047	—
Trump Place, 160 Riverside	New York, NY (G)	2001	455	139,933,500	190,964,745	—	2,786,715	139,933,500	193,751,460	333,684,960	(32,180,526)	301,504,434	—
Trump Place, 180 Riverside	New York, NY (G)	1998	516	144,968,250	138,346,681	—	3,748,129	144,968,250	142,094,810	287,063,060	(25,082,865)	261,980,195	—
Uwajimaya Village	Seattle, WA	2002	176	8,800,000	22,188,288	—	92,029	8,800,000	22,280,317	31,080,317	(4,706,104)	26,374,213	—
Valencia Plantation	Orlando, FL	1990	194	873,000	12,819,377	—	1,921,044	873,000	14,740,421	15,613,421	(5,774,560)	9,838,861	—
Victor on Venice	Los Angeles, CA (G)	2006	115	10,350,000	35,431,742	—	88,033	10,350,000	35,519,775	45,869,775	(4,843,395)	41,026,380	—
View Pointe	Riverside, CA	1998	208	10,400,000	26,315,150	—	1,200,000	10,400,000	27,515,150	37,915,150	(5,030,516)	32,884,634	—
Villa Encanto	Phoenix, AZ	1983	385	2,884,447	22,197,363	—	3,276,624	2,884,447	25,473,987	28,358,434	(11,669,028)	16,689,406	—
Villa Solana	Laguna Hills, CA	1984	272	1,665,100	14,985,678	—	4,647,822	1,665,100	19,633,500	21,298,600	(11,446,894)	9,851,706	—
Village at Bear Creek	Lakewood, CO	1987	472	4,519,700	40,676,390	—	3,446,379	4,519,700	44,122,769	48,642,469	(19,617,360)	29,025,109	—
Virgil Square	Los Angeles, CA	1979	142	5,500,000	15,216,613	—	1,194,964	5,500,000	16,411,577	21,911,577	(3,276,237)	18,635,340	—
Vista Del Lago	Mission Viejo, CA	1986-1988	608	4,525,800	40,736,293	—	9,202,410	4,525,800	49,938,703	54,464,503	(28,141,470)	26,323,033	—
Vista Grove	Mesa, AZ	1997/1998	224	1,341,796	12,157,045	—	1,158,364	1,341,796	13,315,409	14,657,205	(5,725,705)	8,931,500	—
Waterford at Deerwood	Jacksonville, FL	1985	248	1,496,913	10,659,702	—	3,166,991	1,496,913	13,826,693	15,323,606	(6,052,132)	9,271,474	—
Waterford at Orange Park	Orange Park, FL	1986	280	1,960,000	12,098,784	—	2,721,636	1,960,000	14,820,420	16,780,420	(6,819,468)	9,960,952	—
Waterford Place (CO)	Thornton, CO	1998	336	5,040,000	29,733,022	—	1,152,921	5,040,000	30,885,943	35,925,943	(7,873,544)	28,052,399	—
Waterside	Reston, VA	1984	276	20,700,000	27,474,388	—	7,037,810	20,700,000	34,512,198	55,212,198	(7,063,776)	48,148,422	—
Webster Green	Needham, MA	1985	77	1,418,893	9,485,006	—	851,893	1,418,893	10,336,899	11,755,792	(3,455,161)	8,300,631	—
Welleby Lake Club	Sunrise, FL	1991	304	3,648,000	17,620,879	—	2,896,482	3,648,000	20,517,361	24,165,361	(8,470,303)	15,695,058	—
West End Apartments (fka Emerson Place/CRP II)	Boston, MA (G)	2008	310	469,546	163,121,700	—	300,299	469,546	163,421,999	163,891,545	(9,456,706)	154,434,839	—
Westerly at Worldgate	Herndon, VA	1995	320	14,568,000	43,620,057	—	859,340	14,568,000	44,479,397	59,047,397	(4,062,187)	54,985,210	—
Westfield Village	Centerville, VA	1988	228	7,000,000	23,245,834	—	4,437,615	7,000,000	27,683,449	34,683,449	(7,013,888)	27,669,561	—
Westridge	Tacoma, WA	1987-1991	714	3,501,900	31,506,082	—	6,129,283	3,501,900	37,635,365	41,137,265	(17,640,937)	23,496,328	—
Westside Villas I	Los Angeles, CA	1999	21	1,785,000	3,233,254	—	248,083	1,785,000	3,481,337	5,266,337	(1,205,850)	4,060,487	—
Westside Villas II	Los Angeles, CA	1999	23	1,955,000	3,541,435	—	121,761	1,955,000	3,663,196	5,618,196	(1,172,721)	4,445,475	—
Westside Villas III	Los Angeles, CA	1999	36	3,060,000	5,538,871	—	175,353	3,060,000	5,714,224	8,774,224	(1,839,758)	6,934,466	—
Westside Villas IV	Los Angeles, CA	1999	36	3,060,000	5,539,389	—	183,800	3,060,000	5,723,189	8,783,189	(1,829,435)	6,953,754	—
Westside Villas V	Los Angeles, CA	1999	60	5,100,000	9,224,485	—	321,252	5,100,000	9,545,737	14,645,737	(3,065,130)	11,580,607	—
Westside Villas VI	Los Angeles, CA	1989	18	1,530,000	3,023,523	—	217,852	1,530,000	3,241,375	4,771,375	(1,059,794)	3,711,581	—
Westside Villas VII	Los Angeles, CA	2001	53	4,505,000	10,758,900	—	319,584	4,505,000	11,078,484	15,583,484	(2,980,705)	12,602,779	—
Whispering Oaks	Walnut Creek, CA	1974	316	2,170,800	19,539,586	—	4,514,721	2,170,800	24,054,307	26,225,107	(11,707,288)	14,517,819	—
Wimberly at Deerwood	Jacksonville, FL	2000	322	8,000,000	30,057,214	—	1,290,981	8,000,000	31,348,195	39,348,195	(5,763,793)	33,584,402	—
Winchester Park	Riverside, RI	1972	416	2,822,618	18,868,626	—	4,975,882	2,822,618	23,844,508	26,667,126	(9,209,494)	17,457,632	—
Winchester Wood	Riverside, RI	1989	62	683,215	4,567,154	—	734,109	683,215	5,301,263	5,984,478	(1,778,201)	4,206,277	—
Windsor at Fair Lakes	Fairfax, VA	1988	250	10,000,000	28,587,109	—	4,899,725	10,000,000	33,486,834	43,486,834	(7,949,681)	35,537,153	—
Winston, The (FL)	Pembroke Pines, FL	2001/2003	464	18,561,000	49,527,569	—	1,164,016	18,561,000	50,691,585	69,252,585	(5,608,757)	63,643,828	—
Wood Creek (CA)	Pleasant Hill, CA	1987	256	9,729,900	23,009,768	—	3,159,727	9,729,900	26,169,495	35,899,395	(11,565,594)	24,333,801	—
Woodbridge	Cary, GA	1993-1995	128	737,400	6,636,870	—	1,292,934	737,400	7,929,804	8,667,204	(4,074,182)	4,593,022	—
Woodbridge (CT)	Newington, CT	1968	73	498,377	3,331,548	—	753,387	498,377	4,084,935	4,583,312	(1,441,100)	3,142,212	—
Woodbridge II	Cary, GA	1993-1995	216	1,244,600	11,243,364	—	1,835,231	1,244,600	13,078,595	14,323,195	(6,554,435)	7,768,760	—
Woodleaf	Campbell, CA	1984	178	8,550,600	16,988,183	—	1,356,904	8,550,600	18,345,087	26,895,687	(7,467,411)	19,428,276	—
Woodside	Lorton, VA	1987	252	1,326,000	12,510,903	—	5,750,181	1,326,000	18,261,084	19,587,084	(9,793,094)	9,793,990	—
Management Business	Chicago, IL	(D)	—	—	—	—	76,743,332	—	76,743,332	76,743,332	(54,322,005)	22,421,327	—
Operating Partnership	Chicago, IL	(F)	—	—	590,461	—	—	—	590,461	590,461	—	590,461	—

EQR Wholly Owned Unencumbered			76,487	2,392,106,041	7,868,101,520	—	852,110,167	2,392,106,041	8,720,211,687	11,112,317,728	(2,477,548,347)	8,634,769,381	—

EQR Wholly Owned Encumbered:
929 House	Cambridge, MA (G)	1975	127	3,252,993	21,745,595	—	2,647,004	3,252,993	24,392,599	27,645,592	(8,100,075)	19,545,517	3,327,985
Academy Village	North Hollywood, CA	1989	248	25,000,000	23,593,194	—	5,321,205	25,000,000	28,914,399	53,914,399	(6,806,094)	47,108,305	20,000,000
Acton Courtyard	Berkeley, CA (G)	2003	71	5,550,000	15,785,509	—	27,579	5,550,000	15,813,088	21,363,088	(2,130,743)	19,232,345	9,920,000
Alborada	Fremont, CA	1999	442	24,310,000	59,214,129	—	2,086,983	24,310,000	61,301,112	85,611,112	(20,968,744)	64,642,368	(J	)
Alexander on Ponce	Atlanta, GA	2003	330	9,900,000	35,819,022	—	1,469,623	9,900,000	37,288,645	47,188,645	(6,674,733)	40,513,912	28,880,000

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2009

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/09
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/09 (B)	Encumbrances
Amberton	Manassas, VA	1986	190	900,600	11,921,815	—	2,297,650	900,600	14,219,465	15,120,065	(6,787,096)	8,332,969	10,705,000
Arbor Terrace	Sunnyvale, CA	1979	174	9,057,300	18,483,642	—	2,004,829	9,057,300	20,488,471	29,545,771	(8,378,022)	21,167,749	(L	)
Arboretum (MA)	Canton, MA	1989	156	4,685,900	10,992,751	—	1,681,995	4,685,900	12,674,746	17,360,646	(5,480,095)	11,880,551	(I	)
Artech Building	Berkeley, CA (G)	2002	21	1,642,000	9,152,518	—	25,677	1,642,000	9,178,195	10,820,195	(1,082,845)	9,737,350	3,200,000
Artisan Square	Northridge, CA	2002	140	7,000,000	20,537,359	—	658,434	7,000,000	21,195,793	28,195,793	(5,485,402)	22,710,391	22,779,715
Avanti	Anaheim, CA	1987	162	12,960,000	18,495,974	—	908,613	12,960,000	19,404,587	32,364,587	(3,174,529)	29,190,058	19,850,000
Azure Creek	Phoenix, AZ	2001	160	8,778,000	17,840,790	—	645,782	8,778,000	18,486,572	27,264,572	(3,804,488)	23,460,084	9,329,362
Bachenheimer Building	Berkeley, CA (G)	2004	44	3,439,000	13,866,379	—	25,217	3,439,000	13,891,596	17,330,596	(1,733,831)	15,596,765	8,585,000
Bella Vista Apartments at Boca Del Mar	Boca Raton, FL	1985	392	11,760,000	20,190,252	—	12,000,632	11,760,000	32,190,884	43,950,884	(11,456,010)	32,494,874	26,134,010
Bellagio Apartment Homes	Scottsdale, AZ	1995	202	2,626,000	16,025,041	—	831,149	2,626,000	16,856,190	19,482,190	(3,908,319)	15,573,871	(L	)
Berkeleyan	Berkeley, CA (G)	1998	56	4,377,000	16,022,110	—	229,734	4,377,000	16,251,844	20,628,844	(2,057,935)	18,570,909	8,290,089
Bradley Park	Puyallup, WA	1999	155	3,813,000	18,313,645	—	324,387	3,813,000	18,638,032	22,451,032	(4,004,134)	18,446,898	11,473,193
Briarwood (CA)	Sunnyvale, CA	1985	192	9,991,500	22,247,278	—	1,261,336	9,991,500	23,508,614	33,500,114	(9,412,408)	24,087,706	12,800,000
Brookside (CO)	Boulder, CO	1993	144	3,600,400	10,211,159	—	901,499	3,600,400	11,112,658	14,713,058	(4,627,474)	10,085,584	(L	)
Brookside (MD)	Frederick, MD	1993	228	2,736,000	7,934,069	—	2,002,739	2,736,000	9,936,808	12,672,808	(4,365,449)	8,307,359	8,170,000
Canterbury	Germantown, MD	1986	544	2,781,300	32,942,531	—	13,494,938	2,781,300	46,437,469	49,218,769	(22,204,128)	27,014,641	31,680,000
Cape House I	Jacksonville, FL	1998	240	4,800,000	22,484,240	—	322,184	4,800,000	22,806,424	27,606,424	(3,188,882)	24,417,542	13,942,549
Cape House II	Jacksonville, FL	1998	240	4,800,000	22,229,836	—	1,478,065	4,800,000	23,707,901	28,507,901	(3,335,397)	25,172,504	13,580,843
Carmel Terrace	San Diego, CA	1988-1989	384	2,288,300	20,596,281	—	9,824,689	2,288,300	30,420,970	32,709,270	(14,800,220)	17,909,050	(K	)
Casa Capricorn	San Diego, CA	1981	192	1,262,700	11,365,093	—	3,323,279	1,262,700	14,688,372	15,951,072	(7,377,415)	8,573,657	26,668,000
Casa Ruiz	San Diego, CA	1976-1986	196	3,922,400	9,389,153	—	3,241,003	3,922,400	12,630,156	16,552,556	(6,137,987)	10,414,569	13,331,000
Cascade at Landmark	Alexandria, VA	1990	277	3,603,400	19,657,554	—	5,923,020	3,603,400	25,580,574	29,183,974	(11,584,038)	17,599,936	31,921,089
Cedar Glen	Reading, MA	1980	114	1,248,505	8,346,003	—	1,203,443	1,248,505	9,549,446	10,797,951	(3,326,979)	7,470,972	250,352
Centennial Court	Seattle, WA (G)	2001	187	3,800,000	21,280,039	—	302,377	3,800,000	21,582,416	25,382,416	(4,275,020)	21,107,396	16,113,616
Centennial Tower	Seattle, WA (G)	1991	221	5,900,000	48,800,339	—	1,715,813	5,900,000	50,516,152	56,416,152	(9,561,788)	46,854,364	25,992,480
Chelsea Square	Redmond, WA	1991	113	3,397,100	9,289,074	—	1,012,005	3,397,100	10,301,079	13,698,179	(4,144,272)	9,553,907	(L	)
Chestnut Glen	Abington, MA	1983	130	1,178,965	7,881,139	—	781,795	1,178,965	8,662,934	9,841,899	(3,026,591)	6,815,308	1,566,045
Church Corner	Cambridge, MA (G)	1987	85	5,220,000	16,744,643	—	1,006,504	5,220,000	17,751,147	22,971,147	(3,549,926)	19,421,221	12,000,000
Cierra Crest	Denver, CO	1996	480	4,803,100	34,894,898	—	4,108,061	4,803,100	39,002,959	43,806,059	(16,621,707)	27,184,352	(L	)
Colorado Pointe	Denver, CO	2006	193	5,790,000	28,815,766	—	286,326	5,790,000	29,102,092	34,892,092	(5,020,730)	29,871,362	(K	)
Conway Court	Roslindale, MA	1920	28	101,451	710,524	—	202,001	101,451	912,525	1,013,976	(348,221)	665,755	291,461
Copper Canyon	Highlands Ranch, CO	1999	222	1,442,212	16,251,114	—	1,060,302	1,442,212	17,311,416	18,753,628	(6,663,419)	12,090,209	(K	)
Country Brook	Chandler, AZ	1986-1996	396	1,505,219	29,542,535	—	3,173,494	1,505,219	32,716,029	34,221,248	(14,208,856)	20,012,392	(K	)
Country Club Lakes	Jacksonville, FL	1997	555	15,000,000	41,055,786	—	3,409,114	15,000,000	44,464,900	59,464,900	(9,259,567)	50,205,333	32,650,097
Creekside (San Mateo)	San Mateo, CA	1985	192	9,606,600	21,193,232	—	1,342,448	9,606,600	22,535,680	32,142,280	(9,138,978)	23,003,302	(L	)
Crescent at Cherry Creek	Denver, CO	1994	216	2,594,000	15,149,470	—	1,628,146	2,594,000	16,777,616	19,371,616	(7,365,717)	12,005,899	(K	)
Deerwood (SD)	San Diego, CA	1990	316	2,082,095	18,739,815	—	12,650,658	2,082,095	31,390,473	33,472,568	(16,199,425)	17,273,143	(K	)
Estates at Maitland Summit	Orlando, FL	1998	272	9,520,000	28,352,160	—	575,347	9,520,000	28,927,507	38,447,507	(5,679,623)	32,767,884	(L	)
Estates at Tanglewood	Westminster, CO	2003	504	7,560,000	51,256,538	—	1,517,575	7,560,000	52,774,113	60,334,113	(10,321,182)	50,012,931	(J	)
Fine Arts Building	Berkeley, CA (G)	2004	100	7,817,000	26,462,772	—	32,870	7,817,000	26,495,642	34,312,642	(3,411,363)	30,901,279	16,215,000
Gaia Building	Berkeley, CA (G)	2000	91	7,113,000	25,623,826	—	69,290	7,113,000	25,693,116	32,806,116	(3,288,778)	29,517,338	14,630,000
Gateway at Malden Center	Malden, MA (G)	1988	203	9,209,780	25,722,666	—	6,685,173	9,209,780	32,407,839	41,617,619	(8,946,922)	32,670,697	14,970,000
Geary Court Yard	San Francisco, CA	1990	164	1,722,400	15,471,429	—	1,808,391	1,722,400	17,279,820	19,002,220	(7,569,095)	11,433,125	19,055,297
Glen Meadow	Franklin, MA	1971	288	2,339,330	16,133,588	—	3,246,048	2,339,330	19,379,636	21,718,966	(7,183,798)	14,535,168	870,950
Gosnold Grove	East Falmouth, MA	1978	33	124,296	830,891	—	309,656	124,296	1,140,547	1,264,843	(451,196)	813,647	410,033
Grandeville at River Place	Oviedo, FL	2002	280	6,000,000	23,114,693	—	1,425,629	6,000,000	24,540,322	30,540,322	(5,961,733)	24,578,589	28,890,000
Greenhaven	Union City, CA	1983	250	7,507,000	15,210,399	—	2,796,765	7,507,000	18,007,164	25,514,164	(7,666,748)	17,847,416	10,975,000
Greenhouse - Frey Road	Kennesaw, GA	1985	489	2,467,200	22,187,443	—	4,703,192	2,467,200	26,890,635	29,357,835	(15,127,566)	14,230,269	(I	)
Greenhouse - Roswell	Roswell, GA	1985	236	1,220,000	10,974,727	—	2,702,794	1,220,000	13,677,521	14,897,521	(7,807,800)	7,089,721	(I	)
Greenwood Park	Centennial, CO	1994	291	4,365,000	38,372,440	—	945,517	4,365,000	39,317,957	43,682,957	(5,005,729)	38,677,228	(L	)
Greenwood Plaza	Centennial, CO	1996	266	3,990,000	35,846,708	—	1,400,524	3,990,000	37,247,232	41,237,232	(4,744,885)	36,492,347	(L	)
Hampshire Place	Los Angeles, CA	1989	259	10,806,000	30,335,330	—	1,658,206	10,806,000	31,993,536	42,799,536	(6,904,845)	35,894,691	16,616,685
Harbor Steps	Seattle, WA (G)	2000	730	59,900,000	158,829,432	—	4,362,716	59,900,000	163,192,148	223,092,148	(28,705,384)	194,386,764	130,391,465
Hathaway	Long Beach, CA	1987	385	2,512,500	22,611,912	—	6,186,435	2,512,500	28,798,347	31,310,847	(14,483,088)	16,827,759	46,517,800
Heights on Capitol Hill	Seattle, WA (G)	2006	104	5,425,000	21,138,028	—	44,441	5,425,000	21,182,469	26,607,469	(3,030,756)	23,576,713	19,320,000
Heritage at Stone Ridge	Burlington, MA	2005	180	10,800,000	31,808,335	—	546,652	10,800,000	32,354,987	43,154,987	(5,798,391)	37,356,596	28,427,439
Heritage Green	Sturbridge, MA	1974	130	835,313	5,583,898	—	1,098,415	835,313	6,682,313	7,517,626	(2,546,935)	4,970,691	693,516
Heronfield	Kirkland, WA	1990	202	9,245,000	27,018,110	—	1,101,752	9,245,000	28,119,862	37,364,862	(4,006,964)	33,357,898	(K	)
Highlands at Cherry Hill	Cherry Hills, NJ	2002	170	6,800,000	21,459,108	—	538,174	6,800,000	21,997,282	28,797,282	(4,069,030)	24,728,252	15,484,048
Highlands at South Plainfield	South Plainfield, NJ	2000	252	10,080,000	37,526,912	—	663,395	10,080,000	38,190,307	48,270,307	(6,490,163)	41,780,144	21,323,880
Ivory Wood	Bothell, WA	2000	144	2,732,800	13,888,282	—	482,417	2,732,800	14,370,699	17,103,499	(3,275,680)	13,827,819	8,020,000
Jaclen Towers	Beverly, MA	1976	100	437,072	2,921,735	—	1,074,452	437,072	3,996,187	4,433,259	(1,646,562)	2,786,697	1,323,710
La Terrazza at Colma Station	Colma, CA (G)	2005	153	—	41,249,346	—	410,660	—	41,660,006	41,660,006	(4,992,231)	36,667,775	25,940,000
LaSalle	Beaverton, OR (G)	1998	554	7,202,000	35,877,612	—	2,229,769	7,202,000	38,107,381	45,309,381	(10,809,605)	34,499,776	29,458,651
Legacy at Highlands Ranch	Highlands Ranch, CO	1999	422	6,330,000	37,557,013	—	1,216,526	6,330,000	38,773,539	45,103,539	(8,414,463)	36,689,076	20,745,845
Liberty Park	Brain Tree, MA	2000	202	5,977,504	26,749,111	—	1,729,777	5,977,504	28,478,888	34,456,392	(7,463,150)	26,993,242	24,980,280
Lincoln Heights	Quincy, MA	1991	336	5,928,400	33,595,262	—	10,275,301	5,928,400	43,870,563	49,798,963	(17,233,220)	32,565,743	(L	)
Longfellow Glen	Sudbury, MA	1984	120	1,094,273	7,314,994	—	2,445,056	1,094,273	9,760,050	10,854,323	(3,841,977)	7,012,346	2,516,426
Longview Place	Waltham, MA	2004	348	20,880,000	90,255,509	—	655,229	20,880,000	90,910,738	111,790,738	(15,161,254)	96,629,484	57,029,000
Market Street Village	San Diego, CA	2006	229	13,740,000	40,757,300	—	324,266	13,740,000	41,081,566	54,821,566	(5,723,977)	49,097,589	(K	)
Marks	Englewood, CO (G)	1987	616	4,928,500	44,622,314	—	6,618,651	4,928,500	51,240,965	56,169,465	(22,816,866)	33,352,599	19,195,000
Metro on First	Seattle, WA (G)	2002	102	8,540,000	12,209,981	—	211,798	8,540,000	12,421,779	20,961,779	(2,299,199)	18,662,580	16,650,000
Mill Creek	Milpitas, CA	1991	516	12,858,693	57,168,503	—	2,033,999	12,858,693	59,202,502	72,061,195	(15,011,304)	57,049,891	69,312,259
Mill Pond	Millersville, MD	1984	240	2,880,000	8,468,014	—	2,513,878	2,880,000	10,981,892	13,861,892	(4,961,115)	8,900,777	7,300,000
Millbrook Apartments Phase I	Alexandria, VA	1996	406	24,360,000	86,178,714	—	2,289,889	24,360,000	88,468,603	112,828,603	(15,524,271)	97,304,332	64,680,000

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2009

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) ( E)		Gross Amount Carried at Close of Period 12/31/09
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/09 (B)	Encumbrances
Missions at Sunbow	Chula Vista, CA	2003	336	28,560,000	59,287,595	—	1,047,827	28,560,000	60,335,422	88,895,422	(12,025,167)	76,870,255	55,091,000
Monte Viejo	Phoneix, AZ	2004	480	12,700,000	45,926,784	—	838,810	12,700,000	46,765,594	59,465,594	(8,623,568)	50,842,026	40,950,654
Montecito	Valencia, CA	1999	210	8,400,000	24,709,146	—	1,619,229	8,400,000	26,328,375	34,728,375	(8,540,320)	26,188,055	(K	)
Montierra	Scottsdale, AZ	1999	249	3,455,000	17,266,787	—	1,333,781	3,455,000	18,600,568	22,055,568	(7,147,233)	14,908,335	17,858,854
Montierra (CA)	San Diego, CA	1990	272	8,160,000	29,360,938	—	6,316,570	8,160,000	35,677,508	43,837,508	(12,394,537)	31,442,971	(K	)
Mosaic at Metro	Hyattsville, MD	2008	260	—	59,642,561	—	7,150	—	59,649,711	59,649,711	(1,742,735)	57,906,976	45,417,616
Mountain Park Ranch	Phoenix, AZ	1994	240	1,662,332	18,260,276	—	1,607,657	1,662,332	19,867,933	21,530,265	(8,696,270)	12,833,995	(J	)
Mountain Terrace	Stevenson Ranch, CA	1992	510	3,966,500	35,814,995	—	10,964,196	3,966,500	46,779,191	50,745,691	(19,089,347)	31,656,344	57,428,472
Noonan Glen	Winchester, MA	1983	18	151,344	1,011,700	—	390,373	151,344	1,402,073	1,553,417	(544,584)	1,008,833	186,674
North Pier at Harborside	Jersey City, NJ (J)	2003	297	4,000,159	94,348,092	—	1,135,100	4,000,159	95,483,192	99,483,351	(19,002,975)	80,480,376	76,862,000
Norton Glen	Norton, MA	1983	150	1,012,556	6,768,727	—	3,537,621	1,012,556	10,306,348	11,318,904	(4,021,072)	7,297,832	2,178,056
Oak Mill I	Germantown, MD	1984	208	10,000,000	13,155,522	—	7,164,307	10,000,000	20,319,829	30,319,829	(4,895,219)	25,424,610	12,892,091
Oak Mill II	Germantown, MD	1985	192	854,133	10,233,947	—	5,449,900	854,133	15,683,847	16,537,980	(7,553,991)	8,983,989	9,600,000
Oak Park North	Agoura Hills, CA	1990	220	1,706,900	15,362,666	—	2,256,276	1,706,900	17,618,942	19,325,842	(8,850,257)	10,475,585	(I	)
Oak Park South	Agoura Hills, CA	1989	224	1,683,800	15,154,608	—	2,391,313	1,683,800	17,545,921	19,229,721	(8,848,189)	10,381,532	(I	)
Oaks	Santa Clarita, CA	2000	520	23,400,000	61,020,438	—	2,370,068	23,400,000	63,390,506	86,790,506	(15,683,148)	71,107,358	41,984,858
Old Mill Glen	Maynard, MA	1983	50	396,756	2,652,233	—	515,357	396,756	3,167,590	3,564,346	(1,165,446)	2,398,900	967,243
Olde Redmond Place	Redmond, WA	1986	192	4,807,100	14,126,038	—	3,944,352	4,807,100	18,070,390	22,877,490	(7,686,459)	15,191,031	(L	)
Palladia	Hillsboro, OR	2000	497	6,461,000	44,888,156	—	1,092,675	6,461,000	45,980,831	52,441,831	(14,093,043)	38,348,788	40,546,418
Parc East Towers	New York, NY (G)	1977	324	102,163,000	109,013,628	—	4,959,310	102,163,000	113,972,938	216,135,938	(13,568,922)	202,567,016	17,844,797
Park Meadow	Gilbert, AZ	1986	225	835,217	15,120,769	—	2,153,205	835,217	17,273,974	18,109,191	(7,701,918)	10,407,273	(L	)
Parkfield	Denver, CO	2000	476	8,330,000	28,667,618	—	1,882,710	8,330,000	30,550,328	38,880,328	(10,062,830)	28,817,498	23,275,000
Preston Bend	Dallas, TX	1986	255	1,075,200	9,532,056	—	2,169,998	1,075,200	11,702,054	12,777,254	(5,653,580)	7,123,674	(I	)
Promenade at Peachtree	Chamblee, GA	2001	406	10,150,000	31,219,739	—	1,489,507	10,150,000	32,709,246	42,859,246	(7,525,343)	35,333,903	(K	)
Promenade at Town Center II	Valencia, CA	2001	270	13,500,000	34,405,636	—	262,201	13,500,000	34,667,837	48,167,837	(8,202,224)	39,965,613	33,436,786
Providence	Bothell, WA	2000	200	3,573,621	19,055,505	—	493,407	3,573,621	19,548,912	23,122,533	(4,675,288)	18,447,245	(J	)
Reserve at Ashley Lake	Boynton Beach, FL	1990	440	3,520,400	23,332,494	—	4,346,738	3,520,400	27,679,232	31,199,632	(12,247,964)	18,951,668	24,150,000
Reserve at Clarendon Centre, The	Arlington, VA (G)	2003	252	10,500,000	52,812,935	—	1,639,953	10,500,000	54,452,888	64,952,888	(12,314,571)	52,638,317	(K	)
Reserve at Eisenhower, The	Alexandria, VA	2002	226	6,500,000	34,585,060	—	622,182	6,500,000	35,207,242	41,707,242	(8,822,804)	32,884,438	(K	)
Reserve at Empire Lakes	Rancho Cucamonga, CA	2005	467	16,345,000	73,080,670	—	1,101,951	16,345,000	74,182,621	90,527,621	(12,802,984)	77,724,637	(J	)
Reserve at Fairfax Corners	Fairfax, VA	2001	652	15,804,057	63,129,051	—	2,286,017	15,804,057	65,415,068	81,219,125	(17,577,613)	63,641,512	84,778,876
Reserve at Moreno Valley Ranch	Moreno Valley, CA	2005	176	8,800,000	26,151,298	—	342,466	8,800,000	26,493,764	35,293,764	(4,168,933)	31,124,831	(L	)
Reserve at Potomac Yard	Alexandria, VA	2002	588	11,918,917	68,976,484	—	1,957,938	11,918,917	70,934,422	82,853,339	(15,249,588)	67,603,751	66,470,000
Reserve at Town Center (WA)	Mill Creek, WA	2001	389	10,369,400	41,172,081	—	1,198,290	10,369,400	42,370,371	52,739,771	(9,345,431)	43,394,340	29,160,000
River Pointe at Den Rock Park	Lawrence, MA	2000	174	4,615,702	18,440,147	—	1,011,209	4,615,702	19,451,356	24,067,058	(5,360,525)	18,706,533	18,100,000
Rockingham Glen	West Roxbury, MA	1974	143	1,124,217	7,515,160	—	1,310,185	1,124,217	8,825,345	9,949,562	(3,343,015)	6,606,547	1,590,161
Rolling Green (Amherst)	Amherst, MA	1970	204	1,340,702	8,962,317	—	2,991,273	1,340,702	11,953,590	13,294,292	(4,689,478)	8,604,814	2,479,599
Rolling Green (Milford)	Milford, MA	1970	304	2,012,350	13,452,150	—	3,285,373	2,012,350	16,737,523	18,749,873	(6,519,241)	12,230,632	5,129,267
San Marcos Apartments	Scottsdale, AZ	1995	320	20,000,000	31,261,609	—	949,904	20,000,000	32,211,513	52,211,513	(5,657,487)	46,554,026	32,900,000
Savannah Lakes	Boynton Beach, FL	1991	466	7,000,000	30,263,310	—	3,072,926	7,000,000	33,336,236	40,336,236	(10,225,779)	30,110,457	36,610,000
Savannah Midtown	Atlanta, GA	2000	322	7,209,873	29,433,507	—	2,402,472	7,209,873	31,835,979	39,045,852	(7,282,012)	31,763,840	17,800,000
Savoy I	Aurora, CO	2001	444	5,450,295	38,765,670	—	1,683,113	5,450,295	40,448,783	45,899,078	(9,477,058)	36,422,020	(L	)
Sheffield Court	Arlington, VA	1986	597	3,342,381	31,337,332	—	6,705,855	3,342,381	38,043,187	41,385,568	(19,936,164)	21,449,404	(L	)
Skyline Towers	Falls Church, VA (G)	1971	939	78,278,200	91,485,591	—	27,128,644	78,278,200	118,614,235	196,892,435	(24,165,942)	172,726,493	88,466,750
Sonata at Cherry Creek	Denver, CO	1999	183	5,490,000	18,130,479	—	1,034,165	5,490,000	19,164,644	24,654,644	(6,230,736)	18,423,908	19,190,000
Sonterra at Foothill Ranch	Foothill Ranch, CA	1997	300	7,503,400	24,048,507	—	1,392,704	7,503,400	25,441,211	32,944,611	(10,576,704)	22,367,907	(L	)
South Winds	Fall River, MA	1971	404	2,481,821	16,780,359	—	3,324,184	2,481,821	20,104,543	22,586,364	(7,788,993)	14,797,371	4,951,885
Springs Colony	Altamonte Springs, FL	1986	188	630,411	5,852,157	—	2,213,828	630,411	8,065,985	8,696,396	(4,784,420)	3,911,976	(I	)
Stonegate (CO)	Broomfield, CO	2003	350	8,750,000	32,998,775	—	2,500,402	8,750,000	35,499,177	44,249,177	(7,257,879)	36,991,298	(J	)
Stoneleigh at Deerfield	Alpharetta, GA	2003	370	4,810,000	29,999,596	—	774,400	4,810,000	30,773,996	35,583,996	(6,581,699)	29,002,297	16,800,000
Stoney Ridge	Dale City, VA	1985	264	8,000,000	24,147,091	—	5,177,149	8,000,000	29,324,240	37,324,240	(6,285,305)	31,038,935	15,507,124
Stonybrook	Boynton Beach, FL	2001	264	10,500,000	24,967,638	—	843,142	10,500,000	25,810,780	36,310,780	(5,213,760)	31,097,020	21,544,804
Summerhill Glen	Maynard, MA	1980	120	415,812	3,000,816	—	696,793	415,812	3,697,609	4,113,421	(1,454,744)	2,658,677	1,295,873
Summerset Village	Chatsworth, CA	1985	280	2,629,804	23,670,889	—	3,546,057	2,629,804	27,216,946	29,846,750	(12,524,477)	17,322,273	38,039,912
Sunforest	Davie, FL	1989	494	10,000,000	32,124,850	—	3,447,067	10,000,000	35,571,917	45,571,917	(9,673,114)	35,898,803	(L	)
Talleyrand	Tarrytown, NY (I)	1997-1998	300	12,000,000	49,838,160	—	3,581,752	12,000,000	53,419,912	65,419,912	(15,851,535)	49,568,377	35,000,000
Tanglewood (VA)	Manassas, VA	1987	432	2,108,295	24,619,495	—	8,145,739	2,108,295	32,765,234	34,873,529	(16,470,599)	18,402,930	25,110,000
Teresina	Chula Vista, CA	2000	440	28,600,000	61,916,670	—	1,502,160	28,600,000	63,418,830	92,018,830	(9,935,988)	82,082,842	44,728,551
Touriel Building	Berkeley, CA (G)	2004	35	2,736,000	7,810,027	—	17,968	2,736,000	7,827,995	10,563,995	(1,056,325)	9,507,670	5,050,000
Tradition at Alafaya	Oviedo, FL	2006	253	7,590,000	31,881,505	—	210,897	7,590,000	32,092,402	39,682,402	(6,103,387)	33,579,015	(K	)
Tuscany at Lindbergh	Atlanta, GA	2001	324	9,720,000	40,874,023	—	1,491,656	9,720,000	42,365,679	52,085,679	(9,111,182)	42,974,497	32,360,000
Uptown Square	Denver, CO (G)	1999/2001	696	17,492,000	100,696,541	—	1,911,642	17,492,000	102,608,183	120,100,183	(18,901,173)	101,199,010	88,550,000
Versailles	Woodland Hills, CA	1991	253	12,650,000	33,656,292	—	3,414,358	12,650,000	37,070,650	49,720,650	(9,725,946)	39,994,704	30,372,953
Via Ventura	Scottsdale, AZ	1980	328	1,351,785	13,382,006	—	7,812,073	1,351,785	21,194,079	22,545,864	(13,667,119)	8,878,745	(K	)
Village at Lakewood	Phoenix, AZ	1988	240	3,166,411	13,859,090	—	1,860,247	3,166,411	15,719,337	18,885,748	(7,145,715)	11,740,033	(L	)
Warwick Station	Westminster, CO	1986	332	2,274,121	21,113,974	—	2,823,008	2,274,121	23,936,982	26,211,103	(10,524,427)	15,686,676	8,355,000
Wellington Hill	Manchester, NH	1987	390	1,890,200	17,120,662	—	7,340,948	1,890,200	24,461,610	26,351,810	(13,771,374)	12,580,436	(I	)
Westwood Glen	Westwood, MA	1972	156	1,616,505	10,806,004	—	889,256	1,616,505	11,695,260	13,311,765	(3,872,020)	9,439,745	551,970
Whisper Creek	Denver, CO	2002	272	5,310,000	22,998,558	—	748,042	5,310,000	23,746,600	29,056,600	(5,163,036)	23,893,564	13,580,000
Wilkins Glen	Medfield, MA	1975	103	538,483	3,629,943	—	1,350,731	538,483	4,980,674	5,519,157	(1,819,875)	3,699,282	1,131,292
Windridge (CA)	Laguna Niguel, CA	1989	344	2,662,900	23,985,497	—	4,179,384	2,662,900	28,164,881	30,827,781	(15,301,859)	15,525,922	(I	)
Woodlake (WA)	Kirkland, WA	1984	288	6,631,400	16,735,484	—	2,318,719	6,631,400	19,054,203	25,685,603	(8,261,891)	17,423,712	(L	)

EQR Wholly Owned Encumbered			42,309	1,202,440,561	4,307,244,445	—	393,750,217	1,202,440,561	4,700,994,662	5,903,435,223	(1,272,390,073)	4,631,045,150	2,441,648,706

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2009

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)		Gross Amount Carried at Close of Period 12/31/09
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Land	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/09 (B)	Encumbrances
EQR Partially Owned Unencumbered:
Butterfield Ranch	Chino Hills, CA	(F)	—	15,617,709	4,439,711	—	—	15,617,709	4,439,711	20,057,420	—	20,057,420	—
Hudson Crossing II	New York, NY	(F)	—	11,923,324	1,936,172	—	—	11,923,324	1,936,172	13,859,496	—	13,859,496	—
Vista Montana - Residential	San Jose, CA	(F)	—	31,468,209	9,543,448	—	—	31,468,209	9,543,448	41,011,657	—	41,011,657	—
Vista Montana - Townhomes	San Jose, CA	(F)	—	33,432,829	13,232,698	—	—	33,432,829	13,232,698	46,665,527	(740,000)	45,925,527	—
Westgate	Pasadena, CA	(F)	—	—	3,915,902	—	—	—	3,915,902	3,915,902	—	3,915,902	—
Westgate Pasadena and Green	Pasadena, CA	(F)	—	—	390,813	—	—	—	390,813	390,813	—	390,813	—

EQR Partially Owned Unencumbered			—	92,442,071	33,458,744	—	—	92,442,071	33,458,744	125,900,815	(740,000)	125,160,815	—

EQR Partially Owned Encumbered:
111 Lawrence Street	Brooklyn, NY	(F)	—	40,099,922	187,782,726	—	—	40,099,922	187,782,726	227,882,648	—	227,882,648	105,217,286
2300 Elliott	Seattle, WA	1992	92	796,800	7,173,725	—	5,082,501	796,800	12,256,226	13,053,026	(7,481,390)	5,571,636	6,833,000
Alta Pacific	Irvine, CA	2008	132	10,752,145	34,628,114	—	(542)	10,752,145	34,627,572	45,379,717	(2,193,785)	43,185,932	28,260,000
Brookside Crossing I	Stockton, CA	1981	90	625,000	4,663,298	—	1,633,109	625,000	6,296,407	6,921,407	(2,667,005)	4,254,402	4,658,000
Brookside Crossing II	Stockton, CA	1981	128	770,000	5,967,676	—	1,544,719	770,000	7,512,395	8,282,395	(2,917,911)	5,364,484	4,867,000
Canyon Creek (CA)	San Ramon, CA	1984	268	5,425,000	18,812,121	—	4,061,876	5,425,000	22,873,997	28,298,997	(7,147,795)	21,151,202	28,000,000
Canyon Ridge	San Diego, CA	1989	162	4,869,448	11,955,064	—	1,679,497	4,869,448	13,634,561	18,504,009	(5,979,422)	12,524,587	15,165,000
City Lofts	Chicago, IL	2008	278	6,882,467	61,572,955	—	24,199	6,882,467	61,597,154	68,479,621	(3,487,591)	64,992,030	52,124,564
Copper Creek	Tempe, AZ	1984	144	1,017,400	9,158,260	—	1,766,370	1,017,400	10,924,630	11,942,030	(5,139,430)	6,802,600	5,112,000
Country Oaks	Agoura Hills, CA	1985	256	6,105,000	29,561,865	—	3,024,619	6,105,000	32,586,484	38,691,484	(9,367,734)	29,323,750	29,412,000
Edgewater	Bakersfield, CA	1984	258	580,000	17,710,063	—	2,171,940	580,000	19,882,003	20,462,003	(6,090,765)	14,371,238	11,988,000
EDS Dulles	Herndon, VA	(F)	—	18,875,631	—	—	—	18,875,631	—	18,875,631	—	18,875,631	17,697,033
Fox Ridge	Englewood, CO	1984	300	2,490,000	17,522,114	—	3,061,972	2,490,000	20,584,086	23,074,086	(7,276,319)	15,797,767	20,300,000
Lakewood	Tulsa, OK	1985	152	855,000	6,480,774	—	1,295,691	855,000	7,776,465	8,631,465	(2,977,591)	5,653,874	5,600,000
Lantern Cove	Foster City, CA	1985	232	6,945,000	23,332,206	—	2,029,712	6,945,000	25,361,918	32,306,918	(7,990,305)	24,316,613	36,403,000
Mesa Del Oso	Albuquerque, NM	1983	221	4,305,000	12,160,419	—	1,225,218	4,305,000	13,385,637	17,690,637	(4,675,831)	13,014,806	9,731,457
Montclair Metro	Montclair, NJ	2009	163	2,400,887	42,675,459	—	—	2,400,887	42,675,459	45,076,346	(435,374)	44,640,972	33,434,384
Monterra in Mill Creek	Mill Creek, WA	2003	139	2,800,000	13,255,123	—	206,463	2,800,000	13,461,586	16,261,586	(2,770,579)	13,491,007	7,286,000
Preserve at Briarcliff	Atlanta, GA	1994	182	6,370,000	17,766,322	—	458,718	6,370,000	18,225,040	24,595,040	(2,871,609)	21,723,431	6,000,000
Red Road Commons	Miami, FL	2009	404	27,383,547	98,076,524	—	—	27,383,547	98,076,524	125,460,071	—	125,460,071	72,249,167
Schooner Bay I	Foster City, CA	1985	168	5,345,000	20,509,239	—	2,260,552	5,345,000	22,769,791	28,114,791	(6,788,066)	21,326,725	27,000,000
Schooner Bay II	Foster City, CA	1985	144	4,550,000	18,142,163	—	2,284,018	4,550,000	20,426,181	24,976,181	(6,101,251)	18,874,930	23,760,000
Scottsdale Meadows	Scottsdale, AZ	1984	168	1,512,000	11,423,349	—	1,539,893	1,512,000	12,963,242	14,475,242	(5,746,507)	8,728,735	9,100,000
Silver Spring	Silver Spring, MD	2009	457	18,539,817	130,749,141	—	(1,798)	18,539,817	130,747,343	149,287,160	(2,308,685)	146,978,475	113,281,546
Strayhorse at Arrowhead Ranch	Glendale, AZ	1998	136	4,400,000	12,968,002	—	130,202	4,400,000	13,098,204	17,498,204	(1,678,427)	15,819,777	8,134,797
Vintage	Ontario, CA	2005-2007	300	7,059,230	47,677,762	—	126,003	7,059,230	47,803,765	54,862,995	(6,285,713)	48,577,282	33,000,000
Waterfield Square I	Stockton, CA	1984	170	950,000	9,300,249	—	2,074,439	950,000	11,374,688	12,324,688	(4,150,255)	8,174,433	6,923,000
Waterfield Square II	Stockton, CA	1984	158	845,000	8,657,988	—	1,657,156	845,000	10,315,144	11,160,144	(3,527,864)	7,632,280	6,595,000
Westgate Pasadena Apartments	Pasadena, CA	(F)	—	22,898,848	97,699,060	—	—	22,898,848	97,699,060	120,597,908	—	120,597,908	163,160,000
Westgate Pasadena Condos	Pasadena, CA	(F)	—	29,977,725	15,275,786	—	—	29,977,725	15,275,786	45,253,511	—	45,253,511	17,178,420
Willow Brook (CA)	Pleasant Hill, CA	1985	228	5,055,000	38,388,672	—	1,626,534	5,055,000	40,015,206	45,070,206	(8,828,250)	36,241,956	29,000,000

EQR Partially Owned Encumbered			5,530	251,480,867	1,031,046,219	—	40,963,061	251,480,867	1,072,009,280	1,323,490,147	(126,885,454)	1,196,604,693	937,470,654

Portfolio/Entity Encumbrances (1)			—	—	—	—	—	—	—	—	—	—	1,404,327,000
Total Consolidated Investment in Real Estate			124,326	$3,938,469,540	$13,239,850,928	$—	$1,286,823,445	$3,938,469,540	$14,526,674,373	$18,465,143,913	$(3,877,563,874)	$14,587,580,039	$4,783,446,360

(1)	See attached Encumbrances Reconciliation

EQUITY RESIDENTIAL

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2009

NOTES:

(A)	The balance of furniture & fixtures included in the total investment in real estate amount was $1,111,978,037 as of December 31, 2009.

(B)	The cost, net of accumulated depreciation, for Federal Income Tax purposes as of December 31, 2009 was approximately $10.4 billion.

(C)	The life to compute depreciation for building is 30 years, for building improvements ranges from 5 to 10 years, for furniture & fixtures and replacements is 5 years, and for in-place leases is the average remaining term of each respective lease.

(D)	This asset consists of various acquisition dates and largely represents furniture, fixtures and equipment, leasehold improvements and capitalized software costs owned by the Management Business, which are generally depreciated over periods ranging from 3 to 7 years.

(E)	Primarily represents capital expenditures for major maintenance and replacements incurred subsequent to each property's acquisition date.

(F)	Represents land and/or construction-in-progress on projects either held for future development or projects currently under development.

(G)	A portion or all of these properties includes commercial space (retail, parking and/or office space).

(H)	Total properties and units exclude both the Partially Owned Properties—Unconsolidated consisting of 34 properties and 8,086 units, and the Military Housing consisting of two properties and 4,595 units.

(I)	through (L) See Encumbrances Reconciliation schedule.

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

Exhibit	Description	Location

3.1	Articles of Restatement of Declaration of Trust of Equity Residential dated December 9, 2004.	Included as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2004.

3.2	Sixth Amended and Restated Bylaws of Equity Residential, as adopted on September 10, 2008.	Included as Exhibit 3.1 to the Company’s Form 8-K dated September 10, 2008, filed on September 16, 2008.

4.1	Indenture, dated October 1, 1994, between the Operating Partnership and The Bank of New York Mellon Trust Company, N.A., as successor trustee (“Indenture”).	Included as Exhibit 4(a) to the Operating Partnership’s Form S-3 filed on October 7, 1994.

4.2	First Supplemental Indenture to Indenture, dated as of September 9, 2004.	Included as Exhibit 4.2 to the Operating Partnership’s Form 8-K, filed on September 10, 2004.

4.3	Second Supplemental Indenture to Indenture, dated as of August 23, 2006.	Included as Exhibit 4.1 to the Operating Partnership’s Form 8-K dated August 16, 2006, filed on August 23, 2006.

4.4	Third Supplemental Indenture to Indenture, dated as of June 4, 2007.	Included as Exhibit 4.1 to the Operating Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.

4.5	Terms Agreement regarding 6.95% Notes due March 2, 2011.	Included as Exhibit 1 to the Operating Partnership’s Form 8-K, filed on March 2, 2001.

4.6	Terms Agreement regarding 6.625% Notes due March 15, 2012.	Included as Exhibit 1 to the Operating Partnership’s Form 8-K, filed on March 14, 2002.

4.7	Form of 5.50% Note due October 1, 2012.	Included as Exhibit 4.2 to the Operating Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.

4.8	Form of 5.2% Note due April 1, 2013.	Included as Exhibit 4 to the Operating Partnership’s Form 8-K, filed on March 19, 2003.

4.9	Form of 5.25% Note due September 15, 2014.	Included as Exhibit 4.1 to the Operating Partnership’s Form 8-K, filed on September 10, 2004.

4.10	Terms Agreement regarding 6.63% (subsequently remarketed to a 6.584% fixed rate) Notes due April 13, 2015.	Included as Exhibit 1 to the Operating Partnership’s Form 8-K, filed on April 13, 1998.

4.11	Terms Agreement regarding 5.125% Notes due March 15, 2016.	Included as Exhibit 1.1 to the Operating Partnership’s Form 8-K, filed on September 13, 2005.

4.12	Form of 5.375% Note due August 1, 2016.	Included as Exhibit 4.1 to the Operating Partnership’s Form 8-K dated January 11, 2006, filed on January 18, 2006.

4.13	Form of 5.75% Note due June 15, 2017.	Included as Exhibit 4.3 to the Operating Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.

Exhibit	Description	Location

4.14	Terms Agreement regarding 7 1/8% Notes due October 15, 2017.	Included as Exhibit 1 to the Operating Partnership’s Form 8-K, filed on October 9, 1997.

4.15	Terms Agreement regarding 7.57% Notes due August 15, 2026.	Included as Exhibit 1 to the Operating Partnership’s Form 8-K, filed on August 13, 1996.

4.16	Form of 3.85% Exchangeable Senior Note due August 15, 2026.	Included as Exhibit 4.2 to the Operating Partnership’s Form 8-K dated August 16, 2006, filed on August 23, 2006.

10.1	Sixth Amended and Restated Agreement of Limited Partnership for ERP Operating Limited Partnership dated as of March 12, 2009.	Included as Exhibit 10.1 to the Company’s Form 8-K dated March 12, 2009, filed on March 18, 2009.

10.2	Master Amendment to Other Securities Term Sheets and Joinders to Operating Partnership Agreement of ERP Operating Limited Partnership dated December 19, 2003.	Included as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2003.

10.3*	Noncompetition Agreement (Zell).	Included as an exhibit to the Company’s Form S-11 Registration Statement, File No. 33-63158.

10.4*	Noncompetition Agreement (Spector).	Included as an exhibit to the Company’s Form S-11 Registration Statement, File No. 33-63158.

10.5*	Form of Noncompetition Agreement (other officers).	Included as an exhibit to the Company’s Form S-11 Registration Statement, File No. 33-63158.

10.6	Amended and Restated Master Reimbursement Agreement, dated as of November 1, 1996 by and between Federal National Mortgage Association and EQR-Bond Partnership.	Included as an exhibit to the Company’s Form S-11 Registration Statement, File No. 33-63158.

10.7	Revolving Credit Agreement dated as of February 28, 2007 among ERP Operating Limited Partnership, Bank of America, N.A., as administrative agent, JP Morgan Chase Bank, N.A., as syndication agent, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book runners, Suntrust Bank, Wachovia Bank, National Association, Wells Fargo Bank, N.A., LaSalle Bank National Association, The Royal Bank of Scotland plc, and US Bank National Association, as co-documentation agents, and a syndicate of other banks (the “Credit Agreement”).	Included as Exhibit 10.1 to the Company’s Form 8-K dated February 28, 2007, filed on March 5, 2007.

10.8	Guaranty of Payment made as of February 28, 2007 between Equity Residential and Bank of America, N.A., as administrative agent for the banks party to the Credit Agreement.	Included as Exhibit 10.2 to the Company’s Form 8-K dated February 28, 2007, filed on March 5, 2007.

10.9	Amendment to Revolving Credit Agreement.	Included as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2007.

10.10	Credit Agreement dated as of October 5, 2007 among ERP Operating Limited Partnership, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Banc of America Securities LLC, as joint lead arranger and joint book runner, J.P. Morgan Securities Inc., as joint lead arranger and joint book runner, Citicorp North America Inc., Deutsche Bank Securities Inc., Regions Bank, The Royal Bank of Scotland plc, and U.S. Bank National Association, as documentation agents, and a syndicate of other banks (the “Term Loan Agreement”).	Included as Exhibit 10.1 to the Company’s Form 8-K dated October 5, 2007, filed on October 11, 2007.

Exhibit	Description	Location

10.11	Guaranty of Payment made as of October 5, 2007 between Equity Residential and Bank of America, N.A., as administrative agent for the lenders party to the Term Loan Agreement.	Included as Exhibit 10.2 to the Company’s Form 8-K dated October 5, 2007, filed on October 11, 2007.

10.12	Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.	Included as Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 1999.

10.13*	Equity Residential Second Restated 2002 Share Incentive Plan dated December 10, 2008.	Included as Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2008.

10.14*	Equity Residential Amended and Restated 1993 Share Option and Share Award Plan.	Included as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2001.

10.15*	First Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003.

10.16*	Second Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2006.

10.17*	Third Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007.

10.18*	Fourth Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008.

10.19*	Fifth Amendment to Equity Residential 1993 Share Option and Share Award Plan dated December 10, 2008.	Included as Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2008.

10.20*	Form of Equity Residential Performance Based Unit Award Grant Agreement.	Included as Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2004.

10.21*	Form of Change in Control Agreement between the Company and other executive officers.	Included as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2001.

10.22*	Form of First Amendment to Amended and Restated Change in Control/Severance Agreement with each executive officer.	Included as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2009.

10.23*	Form of Indemnification Agreement between the Company and each trustee and executive officer.	Included as Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2003.

10.24*	Form of Letter Agreement between Equity Residential and each of David J. Neithercut, Frederick C. Tuomi, Alan W. George and Bruce C. Strohm.	Included as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008.

10.25*	Form of Executive Retirement Benefits Agreement.	Included as Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2006.

Exhibit	Description	Location

10.26*	Retirement Benefits Agreement between Samuel Zell and the Company dated October 18, 2001.	Included as Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2001.

10.27*	Amended and Restated Deferred Compensation Agreement between the Company and Gerald A. Spector dated January 1, 2002.	Included as Exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2001.

10.28*	Change in Control Agreement dated as of March 13, 2009 by and between Equity Residential and Mark J. Parrell, Executive Vice President and Chief Financial Officer.	Included as Exhibit 10.2 to the Company’s Form 8-K dated March 12, 2009, filed on March 18, 2009.

10.29*	Summary of Changes to Trustee Compensation.	Included as Exhibit 10.1 to the Company’s Form 8-K dated September 21, 2005, filed on September 27, 2005.

10.30*	The Equity Residential Supplemental Executive Retirement Plan as Amended and Restated effective November 1, 2008.	Included as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008.

10.31*	The Equity Residential Grandfathered Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2005.	Included as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 2008.

10.32	Sales Agency Financing Agreement, dated September 28, 2009, among the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	Included as Exhibit 1.1 to the Company’s Form 8-K dated September 28, 2009, filed on September 29, 2009.

10.33	Sales Agency Financing Agreement, dated September 28, 2009, among the Company, the Operating Partnership and J.P. Morgan Securities Inc.	Included as Exhibit 1.2 to the Company’s Form 8-K dated September 28, 2009, filed on September 29, 2009.

10.34	Sales Agency Financing Agreement, dated September 28, 2009, among the Company, the Operating Partnership and Morgan Stanley & Co. Incorporated.	Included as Exhibit 1.3 to the Company’s Form 8-K dated September 28, 2009, filed on September 29, 2009.

12	Computation of Ratio of Earnings to Combined Fixed Charges.	Attached herein.

21	List of Subsidiaries of Equity Residential.	Attached herein.

23.1	Consent of Ernst & Young LLP.	Attached herein.

24	Power of Attorney.	See the signature page to this report.

31.1	Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2	Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of the Company.	Attached herein.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Financial Officer of the Company.	Attached herein.

101	XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statements of changes in equity and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.	Attached herein.

*	Management contracts and compensatory plans or arrangements filed as exhibits to this report are identified by an asterisk.