Form 10-Q
period 2010-03-31
EQUITY RESIDENTIAL
filed 2010-05-06
CIK 906107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2010

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

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on April 30, 2010 was 282,941,881.

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Investment in real estate
Land	$3,948,967	$3,650,324
Depreciable property	14,387,262	13,893,521
Projects under development	429,444	668,979
Land held for development	266,287	252,320

Investment in real estate	19,031,960	18,465,144
Accumulated depreciation	(3,972,022)	(3,877,564)

Investment in real estate, net	15,059,938	14,587,580

Cash and cash equivalents	60,186	193,288
Investments in unconsolidated entities	5,645	6,995
Deposits – restricted	163,378	352,008
Escrow deposits – mortgage	20,675	17,292
Deferred financing costs, net	44,034	46,396
Other assets	164,557	213,956

Total assets	$15,518,413	$15,417,515

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$4,825,356	$4,783,446
Notes, net	4,578,377	4,609,124
Lines of credit	91,000	-
Accounts payable and accrued expenses	95,046	58,537
Accrued interest payable	68,895	101,849
Other liabilities	251,970	272,236
Security deposits	62,637	59,264
Distributions payable	102,106	100,266

Total liabilities	10,075,387	9,984,722

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	295,985	258,280

Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 1,950,425 shares issued and outstanding as of March 31, 2010 and 1,950,925 shares issued and outstanding as of December 31, 2009	208,761	208,773
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 282,404,498 shares issued and outstanding as of March 31, 2010 and 279,959,048 shares issued and outstanding as of December 31, 2009	2,824	2,800
Paid in capital	4,508,322	4,477,426
Retained earnings	310,276	353,659
Accumulated other comprehensive (loss) income	(8,255)	4,681

Total shareholders’ equity	5,021,928	5,047,339
Noncontrolling Interests:
Operating Partnership	114,714	116,120
Partially Owned Properties	10,399	11,054

Total Noncontrolling Interests	125,113	127,174

Total equity	5,147,041	5,174,513

Total liabilities and equity	$15,518,413	$15,417,515

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2010	2009
REVENUES
Rental income	$486,268	$480,215
Fee and asset management	2,422	2,863

Total revenues	488,690	483,078

EXPENSES
Property and maintenance	126,753	124,932
Real estate taxes and insurance	57,607	52,539
Property management	20,680	19,014
Fee and asset management	2,014	2,003
Depreciation	152,319	141,809
General and administrative	10,721	10,394

Total expenses	370,094	350,691

Operating income	118,596	132,387

Interest and other income	2,225	6,017
Other expenses	(4,383)	(292)
Interest:
Expense incurred, net	(115,297)	(123,502)
Amortization of deferred financing costs	(3,197)	(2,962)

(Loss) income before income and other taxes, (loss) from investments in unconsolidated entities, net gain on sales of unconsolidated entities and discontinued operations	(2,056)	11,648
Income and other tax (expense) benefit	(166)	(2,128)
(Loss) from investments in unconsolidated entities	(464)	(195)
Net gain on sales of unconsolidated entities	478	2,765

(Loss) income from continuing operations	(2,208)	12,090
Discontinued operations, net	60,064	73,331

Net income	57,856	85,421
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(2,623)	(4,691)
Preference Interests and Units	-	(4)
Partially Owned Properties	250	69

Net income attributable to controlling interests	55,483	80,795
Preferred distributions	(3,620)	(3,620)

Net income available to Common Shares	$51,863	$77,175

Earnings per share – basic:
(Loss) income from continuing operations available to Common Shares	$(0.02)	$0.03

Net income available to Common Shares	$0.18	$0.28

Weighted average Common Shares outstanding	280,645	272,324

Earnings per share – diluted:
(Loss) income from continuing operations available to Common Shares	$(0.02)	$0.03

Net income available to Common Shares	$0.18	$0.28

Weighted average Common Shares outstanding	280,645	288,853

Distributions declared per Common Share outstanding	$0.3375	$0.4825

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2010	2009
Comprehensive income:

Net income	$57,856	$85,421
Other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) gains arising during the period	(13,503)	2,660
Losses reclassified into earnings from other comprehensive income	726	1,493
Other	-	449
Other comprehensive (loss) income – other instruments:
Unrealized holding (losses) gains arising during the period	(159)	1,908

Comprehensive income	44,920	91,931
Comprehensive (income) attributable to Noncontrolling Interests	(2,373)	(4,626)

Comprehensive income attributable to controlling interests	$42,547	$87,305

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,856	$85,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	152,734	150,488
Amortization of deferred financing costs	3,197	2,997
Amortization of discounts on investment securities	-	(1,096)
Amortization of discounts and premiums on debt	565	1,706
Amortization of deferred settlements on derivative instruments	593	1,148
Write-off of pursuit costs	1,046	192
Property acquisition costs	3,337	100
Loss from investments in unconsolidated entities	464	195
Distributions from unconsolidated entities – return on capital	61	59
Net (gain) on sales of unconsolidated entities	(478)	(2,765)
Net (gain) on sales of discontinued operations	(60,036)	(61,871)
(Gain) on debt extinguishments	-	(1,985)
Unrealized loss on derivative instruments	1	-
Compensation paid with Company Common Shares	5,757	4,920

Changes in assets and liabilities:
(Increase) decrease in deposits – restricted	(1,000)	1,039
Decrease in other assets	1,798	6,763
Increase in accounts payable and accrued expenses	39,148	19,026
(Decrease) in accrued interest payable	(32,954)	(38,578)
(Decrease) in other liabilities	(20,005)	(24,437)
Increase (decrease) in security deposits	3,373	(871)

Net cash provided by operating activities	155,457	142,451

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(498,272)	-
Investment in real estate – development/other	(31,347)	(82,171)
Improvements to real estate	(25,691)	(26,644)
Additions to non-real estate property	(353)	(712)
Interest capitalized for real estate under development	(4,365)	(10,617)
Proceeds from disposition of real estate, net	105,071	133,154
Distributions from unconsolidated entities – return of capital	1,303	110
Purchase of investment securities	-	(52,822)
Proceeds from sale of investment securities	-	15,000
Property acquisition costs	(3,337)	(100)
Decrease (increase) in deposits on real estate acquisitions, net	182,203	(43,020)
(Increase) decrease in mortgage deposits	(3,383)	246
Acquisition of Noncontrolling Interests – Partially Owned Properties	-	(2,823)

Net cash (used for) investing activities	(278,171)	(70,399)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(1,435)	$(6,096)
Mortgage notes payable:
Proceeds	55,664	57,713
Restricted cash	7,427	7,177
Lump sum payoffs	(149,409)	(141,132)
Scheduled principal repayments	(4,059)	(5,111)
(Loss) on debt extinguishments	-	(35)
Notes, net:
Lump sum payoffs	-	(307,820)
Gain on debt extinguishments	-	2,020
Lines of credit:
Proceeds	1,469,125	-
Repayments	(1,378,125)	-
Proceeds from settlement of derivative instruments	-	449
Proceeds from sale of Common Shares	73,356	-
Proceeds from Employee Share Purchase Plan (ESPP)	2,478	2,787
Proceeds from exercise of options	19,215	105
Common Shares repurchased and retired	(1,887)	(1,124)
Payment of offering costs	(604)	(121)
Contributions – Noncontrolling Interests – Partially Owned Properties	222	522
Contributions – Noncontrolling Interests – Operating Partnership	-	78
Distributions:
Common Shares	(93,317)	(131,567)
Preferred Shares	(3,620)	(3,620)
Preference Interests and Units	-	(4)
Noncontrolling Interests – Operating Partnership	(4,794)	(8,000)
Noncontrolling Interests – Partially Owned Properties	(625)	(471)

Net cash (used for) financing activities	(10,388)	(534,250)

Net (decrease) in cash and cash equivalents	(133,102)	(462,198)
Cash and cash equivalents, beginning of period	193,288	890,794

Cash and cash equivalents, end of period	$60,186	$428,596

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2010	2009
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$144,902	$159,656

Net cash (received) paid for income and other taxes	$(1,850)	$564

Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$145,660	$-

Valuation of OP Units	$7,383	$-

Mortgage loans (assumed) by purchaser	$(39,999)	$(4,387)

Amortization of deferred financing costs:
Investment in real estate, net	$(600)	$(1,011)

Deferred financing costs, net	$3,797	$4,008

Amortization of discounts and premiums on debt:
Investment in real estate, net	$-	$(4)

Mortgage notes payable	$(1,563)	$(1,550)

Notes, net	$2,128	$3,260

Amortization of deferred settlements on derivative instruments:
Other liabilities	$(133)	$(345)

Accumulated other comprehensive loss	$726	$1,493

Unrealized loss (gain) on derivative instruments:
Other assets	$7,579	$(379)

Mortgage notes payable	$16	$(1,186)

Notes, net	$2,725	$(645)

Other liabilities	$3,184	$(450)

Accumulated other comprehensive (loss) income	$(13,503)	$2,660

Proceeds from settlement of derivative instruments:
Other assets	$-	$449

Other
Receivable on sale of Common Shares	$37,550	$-

Transfer from notes, net to mortgage notes payable	$35,600	$-

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands)

(Unaudited)

SHAREHOLDERS’ EQUITY	Quarter Ended March 31, 2010

PREFERRED SHARES
Balance, beginning of year	$208,773
Conversion of 7.00% Series E Cumulative Convertible	(12)

Balance, end of period	$208,761

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$2,800
Conversion of OP Units into Common Shares	4
Issuance of Common Shares	10
Exercise of share options	7
Employee Share Purchase Plan (ESPP)	1
Share-based employee compensation expense:
Restricted shares	2

Balance, end of period	$2,824

PAID IN CAPITAL
Balance, beginning of year	$4,477,426
Common Share Issuance:
Conversion of Preferred Shares into Common Shares	12
Conversion of OP Units into Common Shares	8,003
Issuance of Common Shares	35,796
Exercise of share options	19,208
Employee Share Purchase Plan (ESPP)	2,477
Share-based employee compensation expense:
Restricted shares	2,645
Share options	2,205
ESPP discount	687
Common Shares repurchased and retired	(1,887)
Offering costs	(604)
Supplemental Executive Retirement Plan (SERP)	570
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(39,985)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	1,769

Balance, end of period	$4,508,322

RETAINED EARNINGS
Balance, beginning of year	$353,659
Net income attributable to controlling interests	55,483
Common Share distributions	(95,246)
Preferred Share distributions	(3,620)

Balance, end of period	$310,276

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of year	$4,681
Accumulated other comprehensive (loss) – derivative instruments:
Unrealized holding (losses) arising during the period	(13,503)
Losses reclassified into earnings from other comprehensive income	726
Accumulated other comprehensive (loss) – other instruments:
Unrealized holding (losses) arising during the period	(159)

Balance, end of period	$(8,255)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)

(Amounts in thousands)

(Unaudited)

Quarter Ended
NONCONTROLLING INTERESTS	March 31, 2010

OPERATING PARTNERSHIP
Balance, beginning of year	$116,120
Issuance of OP Units to Noncontrolling Interests	7,383
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(8,007)
Equity compensation associated with Noncontrolling Interests	788
Net income attributable to Noncontrolling Interests	2,623
Distributions to Noncontrolling Interests	(4,704)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	2,280
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(1,769)

Balance, end of period	$114,714

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$11,054
Net (loss) attributable to Noncontrolling Interests	(250)
Contributions by Noncontrolling Interests	222
Distributions to Noncontrolling Interests	(625)
Other	(2)

Balance, end of period	$10,399

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

EQR is the general partner of, and as of March 31, 2010 owned an approximate 95.3% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”). The Company is structured as an umbrella partnership REIT (“UPREIT”) under which all property ownership and related business operations are conducted through the Operating Partnership and its subsidiaries. References to the “Company” include EQR, the Operating Partnership and those entities owned or controlled by the Operating Partnership and/or EQR.

As of March 31, 2010, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 491 properties located in 23 states and the District of Columbia consisting of 136,470 units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Units
Wholly Owned Properties	430	118,732
Partially Owned Properties:
Consolidated	27	5,530
Unconsolidated	32	7,602
Military Housing	2	4,606

	491	136,470

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. Operating results for the quarter ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected amortization of goodwill, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of March 31, 2010, the Company has recorded a deferred tax asset of approximately $42.5 million, which is fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.

Other

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which superseded all then-existing non-SEC accounting and reporting standards and became the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by non-governmental entities. The Company adopted the codification as required, effective for the quarter ended September 30, 2009. The adoption of the codification has no impact on the Company’s consolidated results of operations or financial position but changed the way we refer to accounting literature in our reports.

Effective January 1, 2010, in an effort to improve financial standards for transfers of financial assets, more stringent conditions for reporting a transfer of a portion of a financial asset as a sale (e.g. loan participations) are required, the concept of a “qualifying special-purpose entity” and special guidance for guaranteed mortgage securitizations are eliminated, other sale-accounting criteria is clarified and the initial measurement of a transferor’s interest in transferred financial assets is changed. This does not have a material effect on the Company’s consolidated results of operations or financial position.

Effective January 1, 2010, the analysis for identifying the primary beneficiary of a Variable Interest Entity (“VIE”) has been simplified by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The analysis requires the primary beneficiary of a VIE to be identified as the party that both (a) has the power to direct the activities of a VIE that most significantly impact its economic performance and (b) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. For the Company, this includes only its development partnerships as the Company provides substantially all of the capital for these ventures (other than third party mortgage debt, if any). For the Company, these requirements affected only disclosures and had no impact on the Company’s consolidated results of operations or financial position. See Note 6 for further discussion.

The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. The Company is the controlling partner in various consolidated partnerships owning 27 properties and 5,530 units and various completed and uncompleted development properties having a noncontrolling interest book value of $10.4 million at March 31, 2010. Some of these partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of March 31, 2010, the Company estimates the value of Noncontrolling Interest distributions would have been approximately $52.7 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on March 31, 2010 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company’s Partially Owned Properties is subject to change. To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

Effective January 1, 2010, companies are required to separately disclose the amounts of significant transfers of assets and liabilities into and out of Level 1, Level 2 and Level 3 of the fair value hierarchy and the reasons for those transfers. Companies must also develop and disclose their policy for determining when transfers between levels are recognized. In addition, companies are required to provide fair value disclosures for each class rather than each major category of assets and liabilities. For fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3), companies are required to disclose the valuation technique and the inputs used in determining fair value for each class of assets and liabilities. This does not have a material effect on the Company’s consolidated results of operations or financial position. See Note 11 for further discussion.

Effective January 1, 2011, companies will be required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements. The Company does not expect this will have a material effect on its consolidated results of operations or financial position.

Effective January 1, 2009, issuers of certain convertible debt instruments that may be settled in cash on conversion were required to separately account for the liability and equity components of the instrument in a manner that reflects each issuer’s nonconvertible debt borrowing rate. As the Company is required to apply this retrospectively, the accounting for the Operating Partnership’s $650.0 million ($482.5 million outstanding at March 31, 2010) 3.85% convertible unsecured notes that were issued in August 2006 and mature in August 2026 was affected. The Company recognized $4.6 million and $5.3 million in interest expense related to the stated coupon rate of 3.85% for the quarters ended March 31, 2010 and 2009, respectively. The amount of the conversion option as of the date of issuance calculated by the Company using a 5.80% effective interest rate was $44.3 million and is being amortized to interest expense over the expected life of the convertible notes (through the first put date on August 18, 2011). Total amortization of the cash discount and conversion option discount on the unsecured notes resulted in a reduction to earnings of approximately $1.9 million and $2.9 million, respectively, or $0.01 per share and $0.01 per share, respectively, for the quarters ended March 31, 2010 and 2009, and is anticipated to result in a reduction to earnings of approximately $7.8 million or $0.03 per share during the full year of 2010 assuming the Company does not repurchase any additional amounts of this debt. In addition, the Company decreased the January 1, 2009 balance of retained earnings by $27.0 million, decreased the January 1, 2009 balance of notes by $17.3 million and increased the January 1, 2009 balance of paid in capital by $44.3 million. The carrying amount of the conversion option remaining in paid in capital was $44.3 million at both March 31, 2010 and December 31, 2009. The unamortized cash and conversion option discounts totaled $10.8 million and $12.8 million at March 31, 2010 and December 31, 2009, respectively.

3.	Equity and Redeemable Noncontrolling Interests

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and Long-Term Incentive Plan (“LTIP”) Units) for the quarter ended March 31, 2010:

2010
Common Shares
Common Shares outstanding at January 1,	279,959,048

Common Shares Issued:
Conversion of Series E Preferred Shares	556
Conversion of OP Units	409,850
Issuance of Common Shares	1,057,304
Exercise of share options	717,482
Employee Share Purchase Plan (ESPP)	87,680
Restricted share grants, net	230,708

Common Shares Other:
Repurchased and retired	(58,130)

Common Shares outstanding at March 31,	282,404,498

Units
Units outstanding at January 1,	14,197,969
Issuance of LTIP Units	94,096
OP Units issued through acquisitions	188,571
Conversion of OP Units to Common Shares	(409,850)

Units outstanding at March 31,	14,070,786

Total Common Shares and Units outstanding at March 31,	296,475,284

Units Ownership Interest in Operating Partnership	4.7%

In September 2009, the Company announced the establishment of an At-The-Market (“ATM”) share offering program which would allow the Company to sell up to 17.0 million Common Shares from time to time over the next three years into the existing trading market at current market prices as well as through negotiated transactions. During the quarter ended March 31, 2010, the Company issued approximately 1.1 million Common Shares at an average price of $33.87 per share for total consideration of approximately $35.8 million through the ATM program. EQR has authorization to issue an additional 12.4 million of its shares as of March 31, 2010.

On March 31, 2010, the Operating Partnership issued 188,571 OP Units at a price of $39.15 per OP Unit for total valuation of $7.4 million as partial consideration for the acquisition of one rental property. As the value of the OP Units issued was agreed by contract to be $35.00 per OP Unit, the difference between the contracted value and fair value (the closing price of Common Shares on the closing date) was recorded as an increase to the purchase price.

During the quarter ended March 31, 2010, the Company repurchased 58,130 of its Common Shares at an average price of $32.46 per share for total consideration of $1.9 million. These shares were retired subsequent to the repurchases. All of the shares repurchased during the quarter ended March 31, 2010 were repurchased from employees at the then current market prices to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares. EQR has authorization to repurchase an additional $464.6 million of its shares as of March 31, 2010.

The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of LTIP Units, are collectively referred to as the “Noncontrolling Interests – Operating Partnership”. Subject to certain exceptions (including the “book-up” requirements of LTIP Units), the Noncontrolling Interests – Operating Partnership may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Noncontrolling Interests – Operating Partnership is based on the proportional relationship between the carrying values of equity associated with EQR’s Common Shares relative to that of the Noncontrolling Interests – Operating Partnership. Net income is allocated to the Noncontrolling Interests – Operating Partnership based on the weighted average ownership percentage during the period.

A portion of the Noncontrolling Interests – Operating Partnership Units are classified as mezzanine equity as they do not meet the requirements for permanent equity classification. The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Noncontrolling Interests – Operating Partnership Units requesting an exchange of their OP Units with EQR. Once the Operating Partnership elects not to redeem the Noncontrolling Interests – Operating Partnership Units for cash, EQR is obligated to deliver Common Shares to the exchanging holder of the Noncontrolling Interests – Operating Partnership Units. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at March 31, 2010 and December 31, 2009.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of March 31, 2010, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $296.0 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the change in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the quarter ended March 31, 2010 (amounts in thousands):

2010
Balance at January 1,	$258,280
Change in market value	39,985
Change in carrying value	(2,280)

Balance at March 31,	$295,985

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

The following table presents the Company’s issued and outstanding Preferred Shares as of March 31, 2010 and December 31, 2009:

			Annual Dividend per Share (3)	Amounts in thousands
	Redemption Date (1) (2)	Conversion Rate (2)		March 31, 2010	December 31, 2009
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
7.00% Series E Cumulative Convertible Preferred; liquidation value $25 per share; 327,966 and 328,466 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	11/1/98	1.1128	$1.75	$8,199	$8,211
7.00% Series H Cumulative Convertible Preferred; liquidation value $25 per share; 22,459 shares issued and outstanding at March 31, 2010 and December 31, 2009	6/30/98	1.4480	$1.75	562	562
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	12/10/26	N/A	$4.145	50,000	50,000
6.48% Series N Cumulative Redeemable Preferred; liquidation value $250 per share; 600,000 shares issued and outstanding at March 31, 2010 and December 31, 2009 (4)	6/19/08	N/A	$16.20	150,000	150,000

				$208,761	$208,773

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

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of March 31, 2010 and December 31, 2009 (amounts in thousands):

	March 31,	December 31,
	2010	2009
Land	$3,948,967	$3,650,324
Depreciable property:
Buildings and improvements	13,245,764	12,781,543
Furniture, fixtures and equipment	1,141,498	1,111,978
Projects under development:
Land	78,545	106,716
Construction-in-progress	350,899	562,263
Land held for development:
Land	193,201	181,430
Construction-in-progress	73,086	70,890

Investment in real estate	19,031,960	18,465,144
Accumulated depreciation	(3,972,022)	(3,877,564)

Investment in real estate, net	$15,059,938	$14,587,580

During the quarter ended March 31, 2010, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Units	Purchase Price
Rental Properties	6	1,467	$639,261
Land Parcel (one)	-	-	12,000

Total	6	1,467	$651,261

During the quarter ended March 31, 2010, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Units	Sales Price
Rental Properties:
Consolidated	8	2,011	$145,940
Unconsolidated (1)	2	484	24,100
Condominium Conversion Properties	1	2	360

Total	11	2,497	$170,400

(1)	The Company owned a 25% interest in these unconsolidated rental properties. Sales price listed is the gross sales price.

The Company recognized a net gain on sales of discontinued operations of approximately $60.0 million and a net gain on sales of unconsolidated entities of approximately $0.5 million on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate

In addition to the properties that were subsequently acquired as discussed in Note 16, the Company had entered into separate agreements to acquire one rental property consisting of 183 units for $43.5 million and one land parcel for $13.5 million.

The Company had entered into separate agreements to dispose of 14 properties consisting of 1,282 units for $133.0 million.

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following table summarizes the Company’s investments in partially owned entities as of March 31, 2010 (amounts in thousands except for project and unit amounts):

	Consolidated					Unconsolidated
	Development Projects (VIEs)			Other	Total	Institutional Joint Ventures (5)
	Held for and/or Under Development	Completed, Not Stabilized (4)	Completed and Stabilized
Total projects (1)	-	2	4	21	27	32

Total units (1)	-	567	1,167	3,796	5,530	7,602

Balance sheet information at 3/31/10 (at 100%):

ASSETS
Investment in real estate	$556,375	$171,931	$318,036	$423,521	$1,469,863	$553,306
Accumulated depreciation	(740)	(1,745)	(16,912)	(115,882)	(135,279)	(175,403)

Investment in real estate, net	555,635	170,186	301,124	307,639	1,334,584	377,903
Cash and cash equivalents	2,616	3,068	4,135	12,998	22,817	10,832
Deposits – restricted	41,293	2,826	382	9	44,510	42,666
Escrow deposits – mortgage	-	-	42	3,583	3,625	-
Deferred financing costs, net	6,530	233	965	296	8,024	375
Other assets	95	13	282	85	475	2,821

Total assets	$606,169	$176,326	$306,930	$324,610	$1,414,035	$434,597

LIABILITIES AND EQUITY
Mortgage notes payable	$316,421	$106,162	$226,523	$301,778	$950,884	$389,277
Accounts payable & accrued expenses	15,673	2,698	2,697	2,572	23,640	2,707
Accrued interest payable	2,411	158	252	1,677	4,498	2,424
Other liabilities	5,991	231	1,263	849	8,334	2,074
Security deposits	402	659	321	1,635	3,017	2,077

Total liabilities	340,898	109,908	231,056	308,511	990,373	398,559

Noncontrolling Interests – Partially Owned Properties	8,944	1,076	3,878	(3,499)	10,399	-
Accumulated other comprehensive (loss)	(3,429)	-	-	-	(3,429)	-
Partner’s equity	-	-	-	-	-	27,029
EQR equity	259,756	65,342	71,996	19,598	416,692	9,009

Total equity	265,271	66,418	75,874	16,099	423,662	36,038

Total liabilities and equity	$606,169	$176,326	$306,930	$324,610	$1,414,035	$434,597

Debt – Secured (2):
EQR Ownership (3)	$316,421	$106,162	$226,523	$219,100	$868,206	$97,319
Noncontrolling Ownership	-	-	-	82,678	82,678	291,958

Total (at 100%)	$316,421	$106,162	$226,523	$301,778	$950,884	$389,277

Operating information for the quarter ended 3/31/10 (at 100%):
Operating revenue	$711	$2,066	$5,544	$13,816	$22,137	$19,006
Operating expenses	1,291	1,079	1,814	4,983	9,167	9,220

Net operating (loss) income	(580)	987	3,730	8,833	12,970	9,786
Depreciation	-	1,309	2,636	3,708	7,653	4,108
General and administrative/other	69	-	43	11	123	107

Operating (loss) income	(649)	(322)	1,051	5,114	5,194	5,571
Interest and other income	6	3	-	5	14	46
Other expenses	(371)	-	(1)	-	(372)	-
Interest:
Expense incurred, net	(678)	(458)	(1,552)	(5,030)	(7,718)	(7,394)
Amortization of deferred financing costs	-	(89)	(111)	(56)	(256)	(313)
Income and other tax (expense) benefit	(33)	-	(8)	(16)	(57)	(92)

Net (loss) income	$(1,725)	$(866)	$(621)	$17	$(3,195)	$(2,182)

(1)	Project and unit counts exclude all uncompleted development projects until those projects are substantially completed.
(2)

All debt is non-recourse to the Company with the exception of $42.2 million in mortgage debt on various development projects. In addition, $66.0 million in mortgage debt on one development project will become recourse to the Company upon completion of the project.

(3)	Represents the Company’s current economic ownership interest.
(4)	Projects included here are substantially complete. However, they may still require additional exterior and interior work for all units to be available for leasing.
(5)

Unconsolidated debt maturities and rates are as follows: $70.0 million (net of $42.6 million in cash collateral held by the lender), May 1, 2010, 8.33%; $121.0 million, December 1, 2010, 7.54%; $143.8 million, March 1, 2011, 6.95%; and $11.9 million, July 1, 2019, 5.305%. On April 30, 2010, the Company acquired the 75% equity interest it did not previously own in seven of the unconsolidated properties containing 1,811 units in exchange for an approximate $30.0 million payment to its partner. In addition, the Company repaid the net $70.0 million mortgage loan, which was to mature on May 1, 2010, concurrent with closing using proceeds drawn from the Company’s line of credit.

The Company is the controlling partner in various consolidated partnership properties and development properties having a noncontrolling interest book value of $10.4 million at March 31, 2010. The Company has identified its development partnerships as VIEs as the Company provides substantially all of the capital for these ventures (other than third party mortgage debt, if any) despite the fact that each partner legally owns 50% of each venture. The Company is the primary beneficiary as it exerts the most significant power over the ventures, absorbs the majority of the expected losses and has the right to receive a majority of the expected residual returns. The assets net of liabilities of the Company’s VIEs are restricted in their use to the specific VIE to which they relate and are not available for general corporate use. The Company does not have any unconsolidated VIEs.

7.	Deposits – Restricted

The following table presents the Company’s restricted deposits as of March 31, 2010 and December 31, 2009 (amounts in thousands):

	March 31, 2010	December 31, 2009
Tax–deferred (1031) exchange proceeds	$51,549	$244,257
Earnest money on pending acquisitions	16,505	6,000
Restricted deposits on debt (1)	42,138	49,565
Resident security and utility deposits	41,660	39,361
Other	11,526	12,825

Totals	$163,378	$352,008

(1)	Primarily represents amounts held in escrow by the lender and released as draw requests are made on fully funded development mortgage loans.

8.	Mortgage Notes Payable

As of March 31, 2010, the Company had outstanding mortgage debt of approximately $4.8 billion.

During the quarter ended March 31, 2010, the Company:

•	Repaid $153.5 million of mortgage loans;
•	Obtained $55.7 million of new mortgage loan proceeds;
•	Assumed $145.7 million of mortgage debt on two acquired properties; and
•	Was released from $40.0 million of mortgage debt assumed by the purchaser on two disposed properties.

The Company recorded approximately $900,000 and $700,000 of write-offs of unamortized deferred financing costs during the quarters ended March 31, 2010 and 2009, respectively, as additional interest related to debt extinguishment of mortgages.

As of March 31, 2010, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through September 1, 2048. At March 31, 2010, the interest rate range on the Company’s mortgage debt was 0.17% to 12.465%. During the quarter ended March 31, 2010, the weighted average interest rate on the Company’s mortgage debt was 4.84%.

9.	Notes

As of March 31, 2010, the Company had outstanding unsecured notes of approximately $4.6 billion.

As of March 31, 2010, scheduled maturities for the Company’s outstanding notes were at various dates through 2026. At March 31, 2010, the interest rate range on the Company’s notes was 0.54% to 7.57%. During the quarter ended March 31, 2010, the weighted average interest rate on the Company’s notes was 5.09%.

10.	Lines of Credit

The Operating Partnership has a $1.425 billion (net of $75.0 million which had been committed by a now bankrupt financial institution and is not available for borrowing) unsecured revolving credit facility maturing on February 28, 2012, with the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. Advances under the credit facility bear interest at variable rates based upon LIBOR at various interest periods plus a spread (currently 0.50%) dependent upon the Operating Partnership’s credit rating or based on bids received from the lending group. EQR has guaranteed the Operating Partnership’s credit facility up to the maximum amount and for the full term of the facility.

As of March 31, 2010, the amount available on the credit facility was $1.28 billion (net of $58.2 million which was restricted/dedicated to support letters of credit, net of $91.0 million outstanding and net of the $75.0 million discussed above). During the quarter ended March 31, 2010, the weighted average interest rate was 0.59%.

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

The carrying values of the Company’s mortgage notes payable and unsecured notes (including its line of credit) were approximately $4.8 billion and $4.7 billion, respectively, at March 31, 2010. The fair values of the Company’s mortgage notes payable and unsecured notes (including its line of credit) were approximately $4.7 billion and $4.9 billion, respectively, at March 31, 2010. The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, lines of credit, derivative instruments and investment securities) including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to limit these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.

The following table summarizes the Company’s consolidated derivative instruments at March 31, 2010 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)	Development Cash Flow Hedges (3)
Current Notional Balance	$315,693	$900,000	$69,660
Lowest Possible Notional	$315,693	$900,000	$3,020
Highest Possible Notional	$317,694	$900,000	$91,343
Lowest Interest Rate	2.009%	4.005%	4.059%
Highest Interest Rate	4.800%	4.695%	4.059%
Earliest Maturity Date	2012	2020	2011
Latest Maturity Date	2013	2023	2011

(1)	Fair Value Hedges – Converts outstanding fixed rate debt to a floating interest rate.
(2)	Forward Starting Swaps – Designed to partially fix the interest rate in advance of a planned future debt issuance. These swaps have mandatory counterparty terminations from 2011 through 2014.
(3)	Development Cash Flow Hedges – Converts outstanding floating rate debt to a fixed interest rate.

The following tables provide the location of the Company’s derivative instruments within the accompanying Consolidated Balance Sheets and their fair market values as of March 31, 2010 and December 31, 2009, respectively (amounts in thousands):

	Asset Derivatives		Liability Derivatives
March 31, 2010	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other assets	$7,928	Other liabilities	$-
Forward Starting Swaps	Other assets	13,309	Other liabilities	(3,331)
Development Cash Flow Hedges	Other assets	-	Other liabilities	(3,429)

Total		$21,237		$(6,760)

	Asset Derivatives		Liability Derivatives
December 31, 2009	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other assets	$5,186	Other liabilities	$-
Forward Starting Swaps	Other assets	23,630	Other liabilities	-
Development Cash Flow Hedges	Other assets	-	Other liabilities	(3,577)

Total		$28,816		$(3,577)

The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying Consolidated Statements of Operations for the quarters ended March 31, 2010 and March 31, 2009, respectively (amounts in thousands):

March 31, 2010 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$2,742	Fixed rate debt	Interest expense	$(2,742)

Total		$2,742			$(2,742)

March 31, 2009 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,831)	Fixed rate debt	Interest expense	$1,831

Total		$(1,831)			$1,831

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying Consolidated Statements of Operations for the quarters ended March 31, 2010 and March 31, 2009, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
March 31, 2010 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$(13,652)	Interest expense	$(726)	N/A	$-
Development Interest Rate Swaps/Caps	149	Interest expense	-	N/A	-

Total	$(13,503)		$(726)		$-

	Effective Portion			Ineffective Portion
March 31, 2009 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$2,212	Interest expense	$(1,493)	N/A	$-
Development Interest Rate Swaps/Caps	448	Interest expense	-	N/A	-

Total	$2,660		$(1,493)		$-

As of March 31, 2010 and December 31, 2009, there were approximately $8.6 million in deferred losses, net, included in accumulated other comprehensive loss and $4.2 million in deferred gains, net, included in accumulated other comprehensive income, respectively. Based on the estimated fair values of the net derivative instruments at March 31, 2010, the Company may recognize an estimated $6.2 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending March 31, 2011.

The following table sets forth the maturity, amortized cost, gross unrealized gains and losses, book/fair value and interest and other income of the various investment securities held as of March 31, 2010 (amounts in thousands):

Security	Maturity	Other Assets				Interest and Other Income
		Amortized Cost	Unrealized Gains	Unrealized Losses	Book/ Fair Value
Available-for-Sale
FDIC-insured certificates of deposit	Less than one year	$25,000	$-	$-	$25,000	$61
Other	Between one and five years or N/A	675	304	-	979	-

Total		$25,675	$304	$-	$25,979	$61

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

The Company’s derivative positions are valued using models developed by the respective counterparty as well as models developed internally by the Company that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data) and are classified within Level 2 of the valuation hierarchy. In addition, employee holdings other than Common Shares within the supplemental executive retirement plan (the “SERP”) have a fair value of $59.0 million as of March 31, 2010 and are included in other assets and other liabilities on the consolidated balance sheet. These SERP investments are valued using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.

The Company’s investment securities are valued using quoted market prices or readily available market interest rate data. The quoted market prices are classified within Level 1 of the valuation hierarchy and the market interest rate data are classified within Level 2 of the valuation hierarchy. Redeemable Noncontrolling Interests – Operating Partnership are valued using the quoted market price of Common Shares and are classified within Level 2 of the valuation hierarchy.

12.	Earnings Per Share

The following tables set forth the computation of net income per share – basic and net income per share – diluted (amounts in thousands except per share amounts):

	Quarter Ended March 31,
	2010	2009
Numerator for net income per share – basic:
(Loss) income from continuing operations	$(2,208)	$12,090
Allocation to Noncontrolling Interests – Operating Partnership, net	266	(489)
Net loss attributable to Noncontrolling Interests – Partially Owned Properties	250	69
Net income attributable to Preference Interests and Units	-	(4)
Preferred distributions	(3,620)	(3,620)

(Loss) income from continuing operations available to Common Shares, net of Noncontrolling Interests	(5,312)	8,046
Discontinued operations, net of Noncontrolling Interests	57,175	69,129

Numerator for net income per share – basic	$51,863	$77,175

Numerator for net income per share – diluted:
Income from continuing operations		$12,090
Net loss attributable to Noncontrolling Interests – Partially Owned Properties		69
Net income attributable to Preference Interests and Units		(4)
Preferred distributions		(3,620)

Income from continuing operations available to Common Shares		8,535
Discontinued operations, net		73,331

Numerator for net income per share – diluted	$51,863	$81,866

Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	280,645	272,324
Effect of dilutive securities:
OP Units		16,386
Long-term compensation award shares/units		143

Denominator for net income per share – diluted	280,645	288,853

Net income per share – basic	$0.18	$0.28

Net income per share – diluted	$0.18	$0.28

Net income per share – basic:
(Loss) income from continuing operations available to Common Shares, net of Noncontrolling Interests	$(0.019)	$0.029
Discontinued operations, net of Noncontrolling Interests	0.204	0.254

Net income per share – basic	$0.185	$0.283

Net income per share – diluted:
(Loss) income from continuing operations available to Common Shares	$(0.019)	$0.029
Discontinued operations, net	0.204	0.254

Net income per share – diluted	$0.185	$0.283

Potential common shares issuable from the assumed conversion of OP Units and the exercise/vesting of long-term compensation award shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per share calculation as the Company had a loss from continuing operations for the quarter ended March 31, 2010.

Convertible preferred shares/units that could be converted into 397,611 and 406,031 weighted average Common Shares for the quarters ended March 31, 2010 and 2009, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. In addition, the effect of the Common Shares that could ultimately be issued upon the conversion/exchange of the Operating Partnership’s $650.0 million ($482.5 million outstanding at March 31, 2010) exchangeable senior notes was not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

13.	Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of, all operations related to condominium conversion properties effective upon their respective transfer into a TRS and all properties held for sale, if any.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during the quarters ended March 31, 2010 and 2009 (amounts in thousands).

	Quarter Ended March 31,
	2010	2009
REVENUES
Rental income	$2,278	$36,011

Total revenues	2,278	36,011

EXPENSES (1)
Property and maintenance	1,281	11,407
Real estate taxes and insurance	501	3,953
Depreciation	415	8,679
General and administrative	3	5

Total expenses	2,200	24,044

Discontinued operating income	78	11,967

Interest and other income	1	7
Interest (2):
Expense incurred, net	(22)	(430)
Amortization of deferred financing costs	-	(35)
Income and other tax (expense) benefit	(29)	(49)

Discontinued operations	28	11,460
Net gain on sales of discontinued operations	60,036	61,871

Discontinued operations, net	$60,064	$73,331

(1)	Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Company’s period of ownership.
(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.

For the properties sold during the quarter ended March 31, 2010 (excluding condominium conversion properties), the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2009 were $85.3 million and $40.0 million, respectively.

The net real estate basis of the Company’s condominium conversion properties owned by the TRS and included in discontinued operations (excludes the Company’s halted conversions as they are now held for use), which were included in investment in real estate, net in the consolidated balance sheets, was $0.3 million and $0.8 million at March 31, 2010 and December 31, 2009, respectively.

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

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit and as a result, no amounts have been accrued at March 31, 2010. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

The Company has established a reserve and recorded a corresponding reduction to its net gain on sales of discontinued operations related to potential liabilities associated with its condominium conversion activities. The reserve covers potential product liability related to each conversion. The Company periodically assesses the adequacy of the reserve and makes adjustments as necessary. During the quarter ended March 31, 2010, the Company recorded additional reserves of approximately $0.7 million, paid approximately $0.7 million in claims and legal fees and released approximately $0.2 million of remaining reserves for settled claims. As a result, the Company had total reserves of approximately $6.5 million at March 31, 2010. While no assurances can be given, the Company does not believe that the ultimate resolution of these potential liabilities, if adversely determined, would have a material adverse effect on the Company.

As of March 31, 2010, the Company has three projects totaling 1,220 units in various stages of development with estimated completion dates ranging through June 30, 2011. Some of the projects are developed solely by the Company, while others are co-developed with various third party development partners. The development venture agreements with partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The partner is most often the “general” or “managing” partner of the development venture. The typical buy-sell arrangements contain appraisal rights and provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interest in the project at fair market value upon the expiration of a negotiated time period (typically two to five years after substantial completion of the project).

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

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the quarters ended March 31, 2010 and 2009, respectively.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations). The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the quarters ended March 31, 2010 and 2009, respectively, as well as total assets for the quarter ended March 31, 2010 (amounts in thousands):

	Quarter Ended March 31, 2010
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$147,207	$91,612	$97,523	$107,355	$-	$443,697
Non-same store/other (2) (3)	16,630	1,446	1,111	3,859	19,525	42,571

Total rental income	163,837	93,058	98,634	111,214	19,525	486,268

Operating expenses:
Same store (1)	60,074	35,206	42,370	39,197	-	176,847
Non-same store/other (2) (3)	7,045	753	454	1,826	18,115	28,193

Total operating expenses	67,119	35,959	42,824	41,023	18,115	205,040

NOI:
Same store (1)	87,133	56,406	55,153	68,158	-	266,850
Non-same store/other (2) (3)	9,585	693	657	2,033	1,410	14,378

Total NOI	$96,718	$57,099	$55,810	$70,191	$1,410	$281,228

Total assets	$5,842,565	$2,581,681	$2,698,029	$2,798,923	$1,597,215	$15,518,413

(1)	Same store includes properties owned for all of both periods ending March 31, 2010 and March 31, 2009 which represented 117,512 units.
(2)	Non-same store primarily includes properties acquired after January 1, 2009.
(3)

Other includes ECH, development, condominium conversion overhead of $0.2 million and other corporate operations. Also reflects a $2.0 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Quarter Ended March 31, 2009
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$148,990	$96,487	$99,367	$112,058	$-	$456,902
Non-same store/other (2) (3)	1,010	348	920	2,211	18,824	23,313

Total rental income	150,000	96,835	100,287	114,269	18,824	480,215

Operating expenses:
Same store (1)	58,478	34,296	42,389	38,998	-	174,161
Non-same store/other (2) (3)	984	466	418	1,564	18,892	22,324

Total operating expenses	59,462	34,762	42,807	40,562	18,892	196,485

NOI:
Same store (1)	90,512	62,191	56,978	73,060	-	282,741
Non-same store/other (2) (3)	26	(118)	502	647	(68)	989

Total NOI	$90,538	$62,073	$57,480	$73,707	$(68)	$283,730

(1)	Same store includes properties owned for all of both periods ending March 31, 2010 and March 31, 2009 which represented 117,512 units.
(2)	Non-same store primarily includes properties acquired after January 1, 2009.
(3)

Other includes ECH, development, condominium conversion overhead of $0.5 million and other corporate operations. Also reflects a $2.3 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

Note: Markets included in the above geographic segments are as follows:

(a)	Northeast – New England (excluding Boston), Boston, New York Metro, DC Northern Virginia and Suburban Maryland.
(b)	Northwest – Central Valley, Denver, Portland, San Francisco Bay Area and Seattle/Tacoma.
(c)	Southeast – Atlanta, Jacksonville, Orlando, South Florida, Tampa and Tulsa.
(d)	Southwest – Albuquerque, Inland Empire, Los Angeles, Orange County, Phoenix and San Diego.

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the quarters ended March 31, 2010 and 2009, respectively (amounts in thousands):

	Quarter Ended March 31,
	2010	2009
Rental income	$486,268	$480,215
Property and maintenance expense	(126,753)	(124,932)
Real estate taxes and insurance expense	(57,607)	(52,539)
Property management expense	(20,680)	(19,014)

Total operating expenses	(205,040)	(196,485)

Net operating income	$281,228	$283,730

16.	Subsequent Events/Other

Subsequent Events

Subsequent to March 31, 2010, the Company:

•	Acquired its joint venture partner’s interest in one development property for $0.1 million;
•	Acquired one apartment property consisting of 559 units for $166.8 million;
•

Exercised the first of its two one-year extension options related to the Company’s $500.0 million term loan facility, which originally matured on October 5, 2010 but now matures on October 5, 2011 and has one remaining one-year extension option exercisable by the Company;

•	Repaid $102.2 million in mortgage loans on various properties; and
•

Acquired the 75% equity interest it did not previously own in seven of the unconsolidated properties containing 1,811 units in exchange for an approximate $30.0 million payment to its partner. In addition, the Company repaid the $112.6 million mortgage loan, which was to mature on May 1, 2010, concurrent with closing using $70.0 million drawn from the Company’s line of credit and $42.6 million in proceeds held by the lender from four property sales in 2009.

Other

During the quarters ended March 31, 2010 and 2009, the Company incurred charges of $4.4 million and $0.3 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition (including halted condominium conversions) and development transactions ($1.0 million and $0.2 million, respectively) and related to property acquisition costs, such as survey, title and legal fees, on the acquisition of operating properties ($3.4 million and $0.1 million, respectively). These costs are included in other expenses in the accompanying consolidated statements of operations.

During the quarters ended March 31, 2010 and 2009, the Company received $2.0 million and $0.2 million, respectively, for the settlement of insurance/litigation claims, which are included in interest and other income in the accompanying consolidated statements of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For further information including definitions for capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Forward-Looking Statements

Forward-looking statements in this report are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, projections and assumptions made by management. While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Many of these uncertainties and risks are difficult to predict and beyond management’s control. Forward-looking statements are not guarantees of future performance, results or events. The forward-looking statements contained herein are made as of the date hereof and the Company undertakes no obligation to update or supplement these forward-looking statements. Factors that might cause such differences include, but are not limited to the following:

•

We intend to actively acquire multifamily properties for rental operations as market conditions dictate. The Company also develops projects and currently has various properties under development. We may begin new development activities if conditions warrant. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or to complete a development property. Additionally, we expect that other major real estate investors with significant capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development efforts. This competition may increase prices for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. To the extent that we do develop more properties if conditions warrant, we expect to do so ourselves in addition to co-investing with our development partners. The total number of development units, costs of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation;

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

The Company is one of the largest publicly traded real estate companies and is the largest publicly traded owner of multifamily properties in the United States (based on the aggregate market value of its outstanding Common Shares, the number of apartment units wholly owned and total revenues earned). The Company’s corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices throughout the United States. As of March 31, 2010, the Company has approximately 4,200 employees who provide real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

EQR is the general partner of, and as of March 31, 2010 owned an approximate 95.3% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”). The Company is structured as an umbrella partnership REIT (“UPREIT”) under which all property ownership and related business operations are conducted through the Operating Partnership and its subsidiaries. References to the “Company” include EQR, the Operating Partnership and those entities owned or controlled by the Operating Partnership and/or EQR.

Business Objectives and Operating Strategies

The Company seeks to maximize current income, capital appreciation of each property and the total return for its shareholders. The Company’s strategy for accomplishing these objectives includes:

•	Leveraging our size and scale in four critical ways:
•	Investing in apartment communities located in strategically targeted markets to maximize our total risk-adjusted return on an enterprise level;
•	Meeting the needs of our residents by offering a wide array of product choices and a commitment to service;
•	Engaging, retaining and attracting the best employees by providing them with the education, resources and opportunities to succeed; and
•	Sharing resources and best practices in property management across the enterprise.
•	Owning a highly diversified portfolio in our target markets. Target markets are defined by a combination of the following criteria:
•	High barrier-to-entry markets where because of land scarcity or government regulation it is difficult or costly to build new apartment complexes leading to low supply;
•	Markets with high single family housing prices making our apartments a more economical housing choice and allowing us to more readily increase rents;
•	Strong economic growth leading to high demand for apartments; and
•	Markets with an attractive quality of life leading to high demand and retention.
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

Acquisition, Development and Disposition Strategies

The Company anticipates that future property acquisitions, developments and dispositions will occur within the United States. Acquisitions and developments may be financed from various sources of capital, which may include retained cash flow, issuance of additional equity and debt securities, sales of properties, joint venture agreements and collateralized and uncollateralized borrowings. In addition, the Company may acquire properties in transactions that include the issuance of limited partnership interests in the Operating Partnership (“OP Units”) as consideration for the acquired properties. Such transactions may, in certain circumstances, enable the sellers to defer, in whole or in part, the recognition of taxable income or gain that might otherwise result from the sales. EQR may also acquire land parcels to hold and/or sell based on market opportunities. The Company may also seek to acquire properties by purchasing defaulted or distressed debt that encumbers desirable properties in the hope of obtaining title to property through foreclosure or deed-in-lieu of foreclosure proceedings.

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

Current Environment

Through much of 2009, the Company assumed a highly cautious outlook given so much uncertainty in the general economy and the capital markets and deterioration in our property operations. In contrast, early 2010 seemed to warrant a cautious optimism given signs pointing to improvement in economic activity, more normalized credit markets and better fundamentals for our business. With the first quarter of 2010 behind us, we are becoming optimistic that the improvement realized to date in 2010 will be sustained and prospects for growth in our business are better than they have been in some time. However, we cannot be certain this improvement has firmly taken hold until we get through our primary leasing season (which runs through August).

The credit environment improved throughout mid and late 2009 and into 2010 and we currently have access to multiple sources of capital allowing us a less cautious posture with respect to pre-funding our maturing debt obligations. The Company has access to the equity markets and believes it could access both the secured and unsecured debt markets at attractive rates. Additionally, the Company has minimal debt maturities for the balance of 2010. As a result of the improved credit environment, in late 2009, we utilized $366.2 million of cash on hand to repurchase certain unsecured notes and convertible notes in public tender offers. Concurrently, beginning in the fourth quarter of 2009, we began to see an increase in the availability of attractive acquisition opportunities. We expect to revert from a net seller of assets during 2009 to a net buyer of assets in 2010. The Company acquired six properties consisting of 1,467 units for $639.3 million and one land parcel for $12.0 million during the quarter ended March 31, 2010. During the quarter ended March 31, 2010, the Company sold 10 properties consisting of 2,495 units for $170.0 million, as well as 2 condominium units for $0.4 million. Our access to capital and our ability to execute large, complex transactions should be competitive advantages in 2010. However, should a double-dip recession materialize or credit/equity markets deteriorate, we may seek to take steps similar to those we took in 2008 and early 2009 to increase liquidity and meet our debt maturities.

We believe that cash and cash equivalents, securities readily convertible to cash, current availability on our revolving credit facility and disposition proceeds for 2010 will provide sufficient liquidity to meet our funding obligations relating to asset acquisitions, debt maturities and existing development projects through 2010. We expect that our remaining longer-term funding requirements will be met through some combination of new borrowings, equity issuances (including the Company’s ATM share offering program), property dispositions and cash generated from operations.

Despite the challenging conditions noted below, we believe that the Company is well-positioned notwithstanding the slow economic recovery. Our properties are geographically diverse and were approximately 94.5% occupied as of March 31, 2010, little new multifamily rental supply has been added to most of our markets and the long-term demographic picture is positive. We believe our strong balance sheet and ample liquidity will allow us to fund our debt maturities and development fundings in the near term, and should also allow us to take advantage of investment opportunities in the future. When economic conditions improve, the short-term nature of our leases and the limited supply of new rental housing being constructed should allow us to quickly realize revenue growth and improvement in our operating results.

While a generally improving credit environment and better general economic conditions provide reason for optimism, the Company will continue to experience a period of declining revenues in 2010, which will adversely impact the Company’s results of operations. The vast majority of our leases are for terms of 12 months or less. As a result, we quickly feel the impact of an economic downturn which limits our ability to raise rents or causes us to lower rents on turnover units and lease renewals. During late 2008 and most of 2009, our rental rates across the portfolio declined on average between 9% and 10% for new residents but on average less than 1% for renewing residents. Given the roll-down in lease rates that occurred throughout 2009, the full year comparison to 2010 will continue to show declining revenue, even though quarter over quarter revenue improvement has been pronounced enough that the Company expects sequential same store revenue to increase in the second quarter of 2010 when compared to the first quarter of 2010 for the first time in six quarters. Our revenues have benefited from our resident turnover rates, which have generally declined more significantly than expected, and our occupancy rates, which increased more quickly than expected. Further, we have experienced better than expected increases in lease renewals while the decline in lease rates for new leases has been smaller than expected.

After three consecutive years of excellent expense control (same store expenses declined 0.1% between 2009 and 2008 and grew 2.2% between 2008 and 2007 and 2.1% between 2007 and 2006), the Company anticipates that 2010 same store expenses will increase between 1.0% and 2.0% primarily due to cost pressures from non-controllable areas such as real estate taxes and utilities (same store expenses increased 1.5% in the first quarter of 2010 when compared with the same period in the prior year). The combination of expected declines in revenues and moderately increasing expense levels will have a negative impact on the Company’s results of operations for 2010.

Results of Operations

In conjunction with our business objectives and operating strategy, the Company continued to invest or recycle its capital investment in apartment properties located in strategically targeted markets during the quarter ended March 31, 2010 as follows:

•	Acquired $639.3 million of apartment properties consisting of six properties and 1,467 units and one land parcel for $12.0 million, all of which we deem to be in our strategic targeted markets; and
•	Sold $170.0 million of apartment properties consisting of 10 properties and 2,495 units, as well as 2 condominium units for $0.4 million, the majority of which was in exit or less desirable markets.

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

Properties that the Company owned for all of both of the quarters ended March 31, 2010 and 2009 (the “First Quarter 2010 Same Store Properties”), which represented 117,512 units, impacted the Company’s results of operations. The First Quarter 2010 Same Store Properties are discussed in the following paragraphs.

The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the quarters ended March 31, 2010 and 2009. Dilution, as a result of the Company’s net asset sales last year, negatively impacts property net operating income. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the quarter ended March 31, 2010 to the quarter ended March 31, 2009

For the quarter ended March 31, 2010, the Company reported diluted earnings per share of $0.18 compared to $0.28 per share in the same period of 2009. The difference is primarily due to lower total property net operating income driven by lower same store NOI and dilution from the Company’s 2009 and 2010 transaction activity.

For the quarter ended March 31, 2010, income from continuing operations decreased approximately $14.3 million when compared to the quarter ended March 31, 2009. The decrease in continuing operations is discussed below.

Revenues from the First Quarter 2010 Same Store Properties decreased $13.2 million primarily as a result of a decrease in average rental rates charged to residents, partially offset by an increase in occupancy. Expenses from the First Quarter 2010 Same Store Properties increased $2.7 million primarily due to increases in repairs and maintenance expenses (largely due to greater storm-related costs such as snow removal and roof repairs), higher real estate taxes, utilities and property management costs, partially offset by decreases in on-site payroll and administrative costs. The following tables provide comparative same store results and statistics for the First Quarter 2010 Same Store Properties:

First Quarter 2010 vs. First Quarter 2009

Same Store Results/Statistics

$ in thousands (except for Average Rental Rate) – 117,512 Same Store Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
Q1 2010	$443,697	$176,847	$266,850	$1,331	94.7%	11.8%
Q1 2009	$456,902	$174,161	$282,741	$1,385	93.7%	13.5%

Change	$(13,205)	$2,686	$(15,891)	$(54)	1.0%	(1.7%)

Change	(2.9%)	1.5%	(5.6%)	(3.9%)

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the period.

The following table provides comparative same store operating expenses for the First Quarter 2010 Same Store Properties:

First Quarter 2010 vs. First Quarter 2009

Same Store Operating Expenses

$ in thousands – 117,512 Same Store Units

	Actual Q1 2010	Actual Q1 2009	$ Change	% Change	% of Actual Q1 2010 Operating Expenses
Real estate taxes	$46,920	$46,255	$665	1.4%	26.5%
On-site payroll (1)	41,754	42,651	(897)	(2.1%)	23.6%
Utilities (2)	28,978	28,374	604	2.1%	16.4%
Repairs and maintenance (3)	26,089	24,453	1,636	6.7%	14.8%
Property management costs (4)	17,836	16,905	931	5.5%	10.1%
Insurance	5,637	5,634	3	0.1%	3.2%
Leasing and advertising	3,805	3,636	169	4.6%	2.1%
Other operating expenses (5)	5,828	6,253	(425)	(6.8%)	3.3%

Same store operating expenses	$176,847	$174,161	$2,686	1.5%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.
(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.
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

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the First Quarter 2010 Same Store Properties:

	Quarter Ended March 31,
	2010	2009
	(Amounts in thousands)
Operating income	$118,596	$132,387
Adjustments:
Non-same store operating results	(14,378)	(989)
Fee and asset management revenue	(2,422)	(2,863)
Fee and asset management expense	2,014	2,003
Depreciation	152,319	141,809
General and administrative	10,721	10,394

Same store NOI	$266,850	$282,741

For properties that the Company acquired prior to January 1, 2009 and expects to continue to own through December 31, 2010, the Company anticipates the following same store results for the full year ending December 31, 2010:

2010 Same Store Assumptions
Physical occupancy	94.3%
Revenue change	(3.0%) to (1.0%)
Expense change	1.0% to 2.0%
NOI change	(6.0%) to (2.0%)

The Company anticipates consolidated rental acquisitions of $1.25 billion and consolidated rental dispositions of $850.0 million for the full year ending December 31, 2010.

These 2010 assumptions are based on current expectations and are forward-looking.

Non-same store operating results increased approximately $13.4 million and consist primarily of properties acquired in calendar years 2009 and 2010, as well as operations from the Company’s completed development properties and corporate housing business. While the operations of the non-same store assets have been negatively impacted during the quarter ended March 31, 2010 similar to the same store assets, the non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to increasing occupancy for properties in lease-up and a longer ownership period in 2010 than 2009. This increase primarily resulted from:

•	Development and other miscellaneous properties in lease-up of $7.2 million;
•	Newly stabilized development and other miscellaneous properties of $1.0 million;
•	Properties acquired in 2009 and 2010 of $7.8 million; and
•

Partially offset by an allocation of property management costs not included in same store results and operating activities from other miscellaneous operations, such as the Company’s corporate housing business.

See also Note 15 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, decreased approximately $0.5 million or 52.6% primarily due to a decrease in revenue earned on management of the Company’s military housing ventures at Fort Lewis and McChord Air Force Base as well as management of the Company’s partially owned unconsolidated joint ventures due to the continued sales of these properties.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses increased approximately $1.7 million or 8.8%. This increase is primarily attributable to an increase in payroll-related costs and legal and professional fees, partially offset by a decline in marketing and training expenses.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $10.5 million or 7.4% primarily as a result of additional depreciation expense on properties acquired in 2009 and 2010, development properties placed in service and capital expenditures for all properties owned.

General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $0.3 million or 3.1% primarily due to higher payroll-related costs. The Company anticipates that general and administrative expenses will approximate $38.0 million to $40.0 million for the year ending December 31, 2010. The above assumption is based on current expectations and is forward-looking.

Interest and other income from continuing operations decreased approximately $3.8 million or 63.0% primarily as a result of a decrease in interest earned on cash and cash equivalents and investment securities due to lower interest rates during the quarter ended March 31, 2010 and lower overall balances as well as a gain on debt extinguishment recognized during the quarter ended March 31, 2009 that did not reoccur in 2010, partially offset by an increase in insurance/litigation settlement proceeds. The Company anticipates that interest and other income will approximate $3.0 million to $4.0 million for the year ending December 31, 2010. The above assumption is based on current expectations and is forward-looking.

Other expenses from continuing operations increased approximately $4.1 million primarily due to an increase in pursuit cost write-offs as a result of the Company’s decision to significantly reduce its development activities as well as an increase in property acquisition costs incurred in conjunction with the Company’s significantly higher acquisition volume. The Company anticipates that other expenses will approximate $10.0 million to $13.0 million for the year ending December 31, 2010. The above assumption is based on current expectations and is forward looking.

Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $8.0 million or 6.3% primarily as a result of lower overall debt balances due to the significant debt repurchases in 2009 and lower rates, partially offset by interest expense on the $500.0 million mortgage pool that closed in June 2009 and lower capitalized interest. During the quarter ended March 31, 2010, the Company capitalized interest costs of approximately $4.4 million as compared to $10.6 million for the quarter ended March 31, 2009. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended March 31, 2010 was 5.22% as compared to 5.41% for the quarter ended March 31, 2009. The Company anticipates that interest expense will approximate $466.0 million to $476.0 million for the year ending December 31, 2010. The above assumption is based on current expectations and is forward-looking.

Income and other tax expense from continuing operations decreased approximately $2.0 million or 92.2% primarily due to a decrease in franchise taxes for Texas and a decrease in business taxes for Washington, D.C. The

Company anticipates that income and other tax expense will approximate $1.0 million to $2.0 million for the year ending December 31, 2010. The above assumption is based on current expectations and is forward-looking.

Loss from investments in unconsolidated entities increased approximately $0.3 million as compared to the quarter ended March 31, 2009 primarily due to miscellaneous income received during the quarter ended March 31, 2009 that did not reoccur in 2010, a decline in the operating performance of the Company’s partially owned unconsolidated joint ventures and the continued sales of these properties.

Net gain on sales of unconsolidated entities decreased approximately $2.3 million as the Company had a larger gain on sale for a property sold in the first quarter of 2009 compared to the gain on sale for two properties sold in the first quarter of 2010.

Discontinued operations, net decreased approximately $13.3 million or 18.1% between the periods under comparison. This decrease is primarily due to lower gains from property sales during the quarter ended March 31, 2010 compared to the same period in 2009 and the operations of those properties. In addition, properties sold in 2010 reflect operations for a partial period in 2010 in contrast to a full period in 2009. See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

As of January 1, 2010, the Company had approximately $193.3 million of cash and cash equivalents, its restricted 1031 exchange proceeds totaled $244.3 million and it had $1.37 billion available under its revolving credit facility (net of $56.7 million which was restricted/dedicated to support letters of credit and $75.0 million which had been committed by a now bankrupt financial institution and is not available for borrowing). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at March 31, 2010 was approximately $60.2 million, its restricted 1031 exchange proceeds totaled $51.5 million and the amount available on the Company’s revolving credit facility was $1.28 billion (net of $58.2 million which was restricted/dedicated to support letters of credit, net of $91.0 million outstanding and net of the $75.0 million discussed above).

During the quarter ended March 31, 2010, the Company generated proceeds from various transactions, which included the following:

•	Disposed of 10 properties and 2 condominium units, receiving net proceeds of approximately $106.4 million;
•	Obtained $55.7 million in new mortgage financing; and
•	Issued approximately 1.9 million Common Shares and received net proceeds of $57.5 million.

During the quarter ended March 31, 2010, the above proceeds were primarily utilized to:

•	Acquire six rental properties and one land parcel for approximately $498.3 million;
•	Invest $31.3 million primarily in development projects;
•	Repurchase 58,130 Common Shares, utilizing cash of $1.9 million (see Note 3); and
•	Repay $153.5 million of mortgage loans.

In September 2009, the Company announced the establishment of an At-The-Market (“ATM”) share offering program which would allow the Company to sell up to 17.0 million Common Shares from time to time over the next three years into the existing trading market at current market prices as well as through negotiated transactions. The Company may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by the Company. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Company’s Common Shares and determinations of the appropriate sources of funding for the Company. During the quarter ended March 31, 2010, the Company issued approximately 1.1 million Common Shares at an average price of $33.87 per share for total consideration of approximately $35.8 million through the ATM program. Cumulative to date, the Company has issued approximately 4.6 million Common Shares at an average price of $35.03 for total consideration of approximately $159.5 million. The Company has 12.4 million Common Shares remaining available for issuance under the ATM program.

Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, the Company may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. The Company repurchased $1.9 million (58,130 shares at an average price per share of

$32.46) of its Common Shares during the quarter ended March 31, 2010. As of March 31, 2010, the Company had authorization to repurchase an additional $464.6 million of its shares. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.

The Company’s total debt summary and debt maturity schedules as of March 31, 2010 are as follows:

Debt Summary as of March 31, 2010

(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$4,825,356	50.8%	4.84%	8.6
Unsecured	4,669,377	49.2%	4.99%	4.4

Total	$9,494,733	100.0%	4.92%	6.5

Fixed Rate Debt:
Secured – Conventional	$3,876,409	40.8%	5.75%	7.2
Unsecured – Public/Private	3,773,828	39.8%	5.85%	5.1

Fixed Rate Debt	7,650,237	80.6%	5.80%	6.2

Floating Rate Debt:
Secured – Conventional	343,275	3.6%	2.49%	3.6
Secured – Tax Exempt	605,672	6.4%	0.55%	21.1
Unsecured – Public/Private	804,549	8.5%	1.67%	1.4
Unsecured – Revolving Credit Facility	91,000	0.9%	0.59%	1.9

Floating Rate Debt	1,844,496	19.4%	1.38%	8.0

Total	$9,494,733	100.0%	4.92%	6.5

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the quarter ended March 31, 2010.

Note: The Company capitalized interest of approximately $4.4 million and $10.6 million during the quarters ended March 31, 2010 and 2009, respectively.

Debt Maturity Schedule as of March 31, 2010

(Amounts in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2010	$115,757		$568,442	(2)	$684,199	7.2%	5.78%	1.73%
2011	1,066,539	(3)	237,858		1,304,397	13.7%	5.51%	4.92%
2012	752,897		94,379	(4)	847,276	8.9%	5.42%	4.89%
2013	266,581		304,549		571,130	6.0%	6.76%	4.87%
2014	517,682		-		517,682	5.5%	5.28%	5.28%
2015	355,914		-		355,914	3.8%	6.41%	6.41%
2016	1,089,484		-		1,089,484	11.5%	5.32%	5.32%
2017	1,355,743		456		1,356,199	14.3%	5.87%	5.87%
2018	336,092		44,677		380,769	4.0%	5.95%	5.59%
2019	502,244		20,766		523,010	5.5%	5.19%	5.01%
2020+	1,291,304		573,369		1,864,673	19.6%	6.11%	5.11%

Total	$7,650,237		$1,844,496		$9,494,733	100.0%	5.83%	5.01%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of March 31, 2010.
(2)

Includes the Company’s $500.0 million term loan facility, which originally matured on October 5, 2010. Effective April 12, 2010, the Company exercised the first of its two one-year extension options. As a result, the maturity date is now October 5, 2011 and there is one remaining one-year extension option exercisable by the Company.

(3)

Includes $482.5 million face value of 3.85% convertible unsecured debt with a final maturity of 2026. The notes are callable by the Company on or after August 18, 2011. The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021.

(4)	Includes $91.0 million outstanding on the Company’s unsecured revolving credit facility. As of March 31, 2010, there was approximately $1.28 billion available on this facility.

The following table provides a summary of the Company’s unsecured debt as of March 31, 2010:

Unsecured Debt Summary as of March 31, 2010

(Amounts in thousands)

	Coupon Rate	Due Date		Face Amount	Unamortized Premium/ (Discount)	Net Balance
Fixed Rate Notes:
	6.950%	03/02/11		$93,096	$798	$93,894
	6.625%	03/15/12		253,858	(366)	253,492
	5.500%	10/01/12		222,133	(548)	221,585
	5.200%	04/01/13	(1)	400,000	(355)	399,645
Fair Value Derivative Adjustments			(1)	(300,000)	-	(300,000)
	5.250%	09/15/14		500,000	(274)	499,726
	6.584%	04/13/15		300,000	(563)	299,437
	5.125%	03/15/16		500,000	(318)	499,682
	5.375%	08/01/16		400,000	(1,175)	398,825
	5.750%	06/15/17		650,000	(3,688)	646,312
	7.125%	10/15/17		150,000	(489)	149,511
	7.570%	08/15/26		140,000	-	140,000
	3.850%	08/15/26	(2)	482,545	(10,826)	471,719

				3,791,632	(17,804)	3,773,828

Floating Rate Notes:
		04/01/13	(1)	300,000	-	300,000
Fair Value Derivative Adjustments			(1)	4,549	-	4,549
Term Loan Facility	LIBOR+0.50%	10/05/10	(3)(4)	500,000	-	500,000

				804,549	-	804,549

Revolving Credit Facility:	LIBOR+0.50%	02/28/12	(3)(5)	91,000	-	91,000

Total Unsecured Debt				$4,687,181	$(17,804)	$4,669,377

(1)	$300.0 million in fair value interest rate swaps converts a portion of the 5.200% notes due April 1, 2013 to a floating interest rate.
(2)

Convertible notes mature on August 15, 2026. The notes are callable by the Company on or after August 18, 2011. The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021.

(3)	Facilities are private. All other unsecured debt is public.
(4)

Represents the Company’s $500.0 million term loan facility, which originally matured on October 5, 2010. Effective April 12, 2010, the Company exercised the first of its two one-year extension options. As a result, the maturity date is now October 5, 2011 and there is one remaining one-year extension option exercisable by the Company.

(5)

Represents amount outstanding on the Company’s unsecured revolving credit facility which matures on February 28, 2012. As of March 31, 2010, there was approximately $1.28 billion available on this facility.

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

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of March 31, 2010 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange; (ii) the “Common Share Equivalent” of all convertible preferred shares; and (iii) the liquidation value of all perpetual preferred shares outstanding.

Capital Structure as of March 31, 2010

(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$4,825,356	50.8%
Unsecured Debt			4,669,377	49.2%

Total Debt			9,494,733	100.0%	44.5%

Common Shares (includes Restricted Shares)	282,404,498	95.3%
Units (includes OP Units and LTIP Units)	14,070,786	4.7%

Total Shares and Units	296,475,284	100.0%
Common Share Equivalents (see below)	397,482

Total outstanding at quarter-end	296,872,766
Common Share Price at March 31, 2010	$39.15

			11,622,569	98.3%
Perpetual Preferred Equity (see below)			200,000	1.7%

Total Equity			11,822,569	100.0%	55.5%

Total Market Capitalization			$21,317,302		100.0%

Convertible Preferred Equity as of March 31, 2010

(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount	Weighted Average Rate	Conversion Ratio	Common Share Equivalents
Preferred Shares:
7.00% Series E	11/1/98	327,966	$8,199	$1.75	$574		1.1128	364,961
7.00% Series H	6/30/98	22,459	562	1.75	39		1.4480	32,521

Total Convertible Preferred Equity		350,425	$8,761		$613	7.00%		397,482

Perpetual Preferred Equity as of March 31, 2010

(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount	Weighted Average Rate
Preferred Shares:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
6.48% Series N	6/19/08	600,000	150,000	16.20	9,720

Total Perpetual Preferred Equity		1,600,000	$200,000		$13,865	6.93%

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

The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of secured and unsecured debt and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties as well as joint ventures. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $19.0 billion in investment in real estate on the Company’s balance sheet at March 31, 2010, $11.7 billion or 61.3% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

The Operating Partnership’s senior debt credit ratings from Standard & Poors (“S&P”), Moody’s and Fitch are BBB+, Baa1 and A-, respectively. The Company’s preferred equity ratings from S&P, Moody’s and Fitch are BBB-, Baa2 and BBB, respectively. During the third quarter of 2009, Moody’s and Fitch placed both the Company and the Operating Partnership on negative outlook.

The Operating Partnership has a $1.425 billion (net of $75.0 million which had been committed by a now bankrupt financial institution and is not available for borrowing) long-term revolving credit facility with available borrowings as of April 30, 2010 of $917.8 million (net of $58.2 million which was restricted/dedicated to support letters of credit, net of $449.0 million outstanding and net of the $75.0 million discussed above) that matures in February 2012 (see Note 10 in the Notes to Consolidated Financial Statements for further discussion). This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.

See Note 16 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to March 31, 2010.

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

For the quarter ended March 31, 2010, our actual improvements to real estate totaled approximately $25.7 million. This includes the following (amounts in thousands except for unit and per unit amounts):

Capital Expenditures to Real Estate

For the Quarter Ended March 31, 2010

	Total Units (1)	Replacements (2)	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit
Same Store Properties (3)	117,512	$16,087	$137	$8,461	$72	$24,548	$209
Non-Same Store Properties (4)	6,750	455	80	551	97	1,006	177
Other (5)	-	114		23		137

Total	124,262	$16,656		$9,035		$25,691

(1)

Total Units – Excludes 7,602 unconsolidated units and 4,606 military housing units, for which repairs and maintenance expenses and capital expenditures to real estate are self-funded and do not consolidate into the Company’s results.

(2)

Replacements – Includes new expenditures inside the units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $6.2 million spent on various assets related to unit renovations/rehabs (primarily kitchens and baths) designed to reposition these assets for higher rental levels in their respective markets.

(3)	Same Store Properties – Primarily includes all properties acquired or completed and stabilized prior to January 1, 2009, less properties subsequently sold.
(4)

Non-Same Store Properties – Primarily includes all properties acquired during 2009 and 2010, plus any properties in lease-up and not stabilized as of January 1, 2009. Per unit amounts are based on a weighted average of 5,663 units.

(5)	Other – Primarily includes expenditures for properties sold during the period.

During 2010, the Company continued its efforts to limit the scope of projects and apply greater cost controls on vendors. For 2010, the Company estimates that it will spend approximately $1,075 per unit of capital expenditures for its same store properties inclusive of unit renovation/rehab costs, or $825 per unit excluding unit renovation/rehab costs. The above assumptions are based on current expectations and are forward-looking.

During the quarter ended March 31, 2010, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $0.4 million. The Company expects to fund approximately $1.2 million in total additions to non-real estate property for the remainder of 2010. The above assumption is based on current expectations and is forward-looking.

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

See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at March 31, 2010.

Other

Total distributions paid in April 2010 amounted to $102.5 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the first quarter ended March 31, 2010.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has co-invested in various properties that are unconsolidated and accounted for under the equity method of accounting. Management does not believe these investments have a materially different impact upon the Company’s liquidity, cash flows, capital resources, credit or market risk than its other property management and ownership activities. During 2000 and 2001, the Company entered into institutional ventures with an unaffiliated partner. At the respective closing dates, the Company sold and/or contributed 45 properties containing 10,846 units to these ventures and retained a 25% ownership interest in the ventures. The Company’s joint venture partner contributed cash equal to 75% of the agreed-upon equity value of the properties comprising the ventures, which was then distributed to the Company. The Company’s strategy with respect to these ventures was to reduce its concentration of properties in a variety of markets. The Company sold seven properties consisting of 1,684 units (including one property containing 250 units which was acquired by the Company) and three properties consisting of 670 units during the years ended December 31, 2009 and 2008, respectively. In addition, the Company sold two properties consisting of 484 units during the quarter ended March 31, 2010. The Company and its joint venture partner currently intend to wind up these investments over the next few years by buying or selling the related assets, which may involve refinancing the assets as a majority of the debt encumbering them matures in 2010 and early 2011. See Note 6 for a description of debt maturities.

As of March 31, 2010, the Company has three projects totaling 1,220 units in various stages of development with estimated completion dates ranging through June 30, 2011. The development agreements currently in place are discussed in detail in Note 14 of the Company’s Consolidated Financial Statements.

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

Funds From Operations

For the quarter ended March 31, 2010, Funds From Operations (“FFO”) available to Common Shares and Units decreased by $20.5 million or 12.4% as compared to the quarter ended March 31, 2009.

The following is a reconciliation of net income to FFO available to Common Shares and Units for the quarters ended March 31, 2010 and 2009:

Funds From Operations

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2010	2009
Net income	$57,856	$85,421
Adjustments:
Net (income) loss attributable to Noncontrolling Interests:
Preference Interests and Units	-	(4)
Partially Owned Properties	250	69
Depreciation	152,319	141,809
Depreciation – Non-real estate additions	(1,693)	(1,898)
Depreciation – Partially Owned and Unconsolidated Properties	11	183
Net (gain) on sales of unconsolidated entities	(478)	(2,765)
Discontinued operations:
Depreciation	415	8,679
Net (gain) on sales of discontinued operations	(60,036)	(61,871)
Net incremental gain (loss) on sales of condominium units	388	(64)

FFO (1) (2)	149,032	169,559
Preferred distributions	(3,620)	(3,620)

FFO available to Common Shares and Units (1) (2)	$145,412	$165,939

(1)

The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) (April 2002 White Paper) as net income (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The April 2002 White Paper states that gain or loss on sales of property is excluded from FFO for previously depreciated operating properties only. Once the Company commences the conversion of units to condominiums, it simultaneously discontinues depreciation of such property. FFO available to Common Shares and Units is calculated on a basis consistent with net income available to Common Shares and reflects adjustments to net income for preferred distributions and premiums on redemption of preferred shares in accordance with accounting principles generally accepted in the United States. The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units are collectively referred to as the “Noncontrolling Interests – Operating Partnership”. Subject to certain restrictions, the Noncontrolling Interests – Operating Partnership may exchange their OP Units for Common Shares on a one-for-one basis.

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

The Company’s market risk has not changed materially from the amounts and information reported in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. See the Current Environment section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to market risk and the current economic environment. See also Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative and other fair value instruments.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of March 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to in Item 4(a) above that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

The Company does not believe that there have been any material developments in the legal proceedings that were discussed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.	Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Common Shares Issued in the Quarter Ended March 31, 2010

During the quarter ended March 31, 2010, the Company issued 409,850 Common Shares in exchange for 409,850 OP Units held by various limited partners of the Operating Partnership. OP Units are generally exchangeable into Common Shares of EQR on a one-for-one basis or, at the option of the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by the Company from the limited partners in connection with these transactions, the Company believes it may rely on these exemptions.

(c) Common Shares Repurchased in the Quarter Ended March 31, 2010

The Company repurchased the following Common Shares during the quarter ended March 31, 2010:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 2010	-	$-	-	$466,536,298
February 2010	58,130	$32.46	58,130	$464,649,256
March 2010	-	$-	-	$464,649,256

First Quarter 2010	58,130	$32.46	58,130

(1)

The Common Shares repurchased during the quarter ended March 31, 2010 represent Common Shares repurchased under the Company’s publicly announced share repurchase program approved by its Board of Trustees. All of the shares repurchased during the quarter ended March 31, 2010 were repurchased from employees at an average price of $32.46 per share (the average of the then current market prices) to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares. The Company has authorization to repurchase an additional $464.6 million of its shares as of March 31, 2010.

Item 6.	Exhibits – See the Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date: May 6, 2010	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer

Date: May 6, 2010	By:	/s/ Ian S. Kaufman
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

101

XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Attached herein.