Form 10-Q
period 2010-06-30
EQUITY RESIDENTIAL
filed 2010-08-05
CIK 906107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2010

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

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on July 29, 2010 was 283,455,452.

EQUITY RESIDENTIAL

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Investment in real estate
Land	$4,003,177	$3,650,324
Depreciable property	14,686,447	13,893,521
Projects under development	473,280	668,979
Land held for development	251,219	252,320

Investment in real estate	19,414,123	18,465,144
Accumulated depreciation	(4,146,964)	(3,877,564)

Investment in real estate, net	15,267,159	14,587,580

Cash and cash equivalents	47,982	193,288
Investments in unconsolidated entities	2,889	6,995
Deposits – restricted	108,654	352,008
Escrow deposits – mortgage	17,995	17,292
Deferred financing costs, net	41,862	46,396
Other assets	138,731	213,956

Total assets	$15,625,272	$15,417,515

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$4,754,601	$4,783,446
Notes, net	4,584,800	4,609,124
Lines of credit	320,000	-
Accounts payable and accrued expenses	81,791	58,537
Accrued interest payable	97,273	101,849
Other liabilities	312,119	272,236
Security deposits	62,568	59,264
Distributions payable	102,520	100,266

Total liabilities	10,315,672	9,984,722

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	313,735	258,280

Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 1,947,425 shares issued and outstanding as of June 30, 2010 and 1,950,925 shares issued and outstanding as of December 31, 2009	208,686	208,773
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 283,442,674 shares issued and outstanding as of June 30, 2010 and 279,959,048 shares issued and outstanding as of December 31, 2009	2,834	2,800
Paid in capital	4,524,359	4,477,426
Retained earnings	220,965	353,659
Accumulated other comprehensive (loss) income	(79,666)	4,681

Total shareholders’ equity	4,877,178	5,047,339
Noncontrolling Interests:
Operating Partnership	108,989	116,120
Partially Owned Properties	9,698	11,054

Total Noncontrolling Interests	118,687	127,174

Total equity	4,995,865	5,174,513

Total liabilities and equity	$15,625,272	$15,417,515

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2010	2009	2010	2009
REVENUES
Rental income	$993,570	$957,533	$507,891	$477,921
Fee and asset management	5,468	5,275	3,046	2,412

Total revenues	999,038	962,808	510,937	480,333

EXPENSES
Property and maintenance	251,971	241,386	125,454	116,711
Real estate taxes and insurance	114,482	103,845	56,957	51,357
Property management	41,147	37,732	20,467	18,718
Fee and asset management	3,660	3,985	1,646	1,982
Depreciation	326,965	284,952	174,794	143,296
General and administrative	20,811	20,595	10,090	10,201
Impairment	-	11,124	-	11,124

Total expenses	759,036	703,619	389,408	353,389

Operating income	240,002	259,189	121,529	126,944

Interest and other income	5,117	12,639	2,892	6,622
Other expenses	(6,026)	(306)	(1,643)	(14)
Interest:
Expense incurred, net	(231,116)	(239,172)	(115,819)	(115,670)
Amortization of deferred financing costs	(5,516)	(6,214)	(2,319)	(3,252)

Income before income and other taxes, (loss) from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities and discontinued operations	2,461	26,136	4,640	14,630
Income and other tax (expense) benefit	(20)	(2,387)	146	(259)
(Loss) from investments in unconsolidated entities	(923)	(2,221)	(459)	(2,026)
Net gain (loss) on sales of unconsolidated entities	5,557	2,759	5,079	(6)

Income from continuing operations	7,075	24,287	9,406	12,339
Discontinued operations, net	60,870	167,066	683	93,593

Net income	67,945	191,353	10,089	105,932
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(2,936)	(10,420)	(313)	(5,729)
Preference Interests and Units	-	(7)	-	(3)
Partially Owned Properties	435	74	185	5

Net income attributable to controlling interests	65,444	181,000	9,961	100,205
Preferred distributions	(7,238)	(7,240)	(3,618)	(3,620)

Net income available to Common Shares	$58,206	$173,760	$6,343	$96,585

Earnings per share – basic:
Income from continuing operations available to Common Shares	$-	$0.06	$0.02	$0.03

Net income available to Common Shares	$0.21	$0.64	$0.02	$0.35

Weighted average Common Shares outstanding	281,435	272,614	282,217	272,901

Earnings per share – diluted:
Income from continuing operations available to Common Shares	$-	$0.06	$0.02	$0.03

Net income available to Common Shares	$0.21	$0.64	$0.02	$0.35

Weighted average Common Shares outstanding	298,244	289,152	299,642	289,338

Distributions declared per Common Share outstanding	$0.6750	$0.9650	$0.3375	$0.4825

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2010	2009	2010	2009
Comprehensive (loss) income:

Net income	$67,945	$191,353	$10,089	$105,932
Other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) gains arising during the period	(85,746)	12,655	(72,243)	9,995
Losses reclassified into earnings from other comprehensive income	1,465	2,305	739	812
Other	-	449	-	-
Other comprehensive (loss) income – other instruments:
Unrealized holding (losses) gains arising during the period	(66)	3,111	93	1,203
(Gains) realized during the period	-	(4,943)	-	(4,943)

Comprehensive (loss) income	(16,402)	204,930	(61,322)	112,999
Comprehensive (income) attributable to Noncontrolling Interests	(2,501)	(10,353)	(128)	(5,727)

Comprehensive (loss) income attributable to controlling interests	$(18,903)	$194,577	$(61,450)	$107,272

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,945	$191,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	327,676	301,835
Amortization of deferred financing costs	5,516	6,252
Amortization of discounts on investment securities	-	(1,658)
Amortization of discounts and premiums on debt	1,123	2,541
Amortization of deferred settlements on derivative instruments	1,198	1,604
Impairment	-	11,124
Write-off of pursuit costs	2,062	162
Property acquisition costs	3,964	144
Loss from investments in unconsolidated entities	923	2,221
Distributions from unconsolidated entities – return on capital	61	82
Net (gain) on sales of investment securities	-	(4,943)
Net (gain) on sales of unconsolidated entities	(5,557)	(2,759)
Net (gain) on sales of discontinued operations	(60,253)	(145,798)
(Gain) on debt extinguishments	-	(1,985)
Unrealized loss on derivative instruments	1	-
Compensation paid with Company Common Shares	10,926	9,533

Changes in assets and liabilities:
(Increase) decrease in deposits – restricted	(1,394)	1,801
(Increase) in other assets	(16,079)	(2,656)
Increase in accounts payable and accrued expenses	31,360	14,315
(Decrease) in accrued interest payable	(5,358)	(6,280)
(Decrease) in other liabilities	(6,166)	(8,958)
Increase (decrease) in security deposits	2,763	(2,320)

Net cash provided by operating activities	360,711	365,610

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(684,594)	-
Investment in real estate – development/other	(66,886)	(197,362)
Improvements to real estate	(59,182)	(59,120)
Additions to non-real estate property	(612)	(1,107)
Interest capitalized for real estate under development	(7,940)	(21,018)
Proceeds from disposition of real estate, net	105,072	347,519
Distributions from unconsolidated entities – return of capital	1,303	2,585
Purchase of investment securities	-	(52,822)
Proceeds from sale of investment securities	25,000	181,692
Property acquisition costs	(3,964)	(144)
Decrease (increase) in deposits on real estate acquisitions, net	228,907	(29,309)
(Increase) decrease in mortgage deposits	(703)	2,188
Consolidation of previously unconsolidated properties	(26,854)	-
Acquisition of Noncontrolling Interests – Partially Owned Properties	(152)	(9,220)

Net cash (used for) provided by investing activities	(490,605)	163,882

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(2,193)	$(8,851)
Mortgage notes payable:
Proceeds	104,994	614,409
Restricted cash	58,474	21,699
Lump sum payoffs	(400,033)	(593,453)
Scheduled principal repayments	(8,323)	(9,666)
(Loss) on debt extinguishments	-	(35)
Notes, net:
Lump sum payoffs	-	(505,849)
Gain on debt extinguishments	-	2,020
Lines of credit:
Proceeds	3,679,125	-
Repayments	(3,359,125)	-
Proceeds from settlement of derivative instruments	-	11,251
Proceeds from sale of Common Shares	73,356	-
Proceeds from Employee Share Purchase Plan (ESPP)	3,546	3,960
Proceeds from exercise of options	43,809	128
Common Shares repurchased and retired	(1,887)	(1,124)
Payment of offering costs	(723)	(131)
Other financing activities, net	(33)	(8)
Contributions – Noncontrolling Interests – Partially Owned Properties	222	874
Contributions – Noncontrolling Interests – Operating Partnership	-	78
Distributions:
Common Shares	(188,543)	(263,636)
Preferred Shares	(7,238)	(7,240)
Preference Interests and Units	-	(7)
Noncontrolling Interests – Operating Partnership	(9,496)	(15,914)
Noncontrolling Interests – Partially Owned Properties	(1,344)	(1,296)

Net cash (used for) financing activities	(15,412)	(752,791)

Net (decrease) in cash and cash equivalents	(145,306)	(223,299)
Cash and cash equivalents, beginning of period	193,288	890,794

Cash and cash equivalents, end of period	$47,982	$667,495

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$229,507	$242,010

Net cash (received) paid for income and other taxes	$(2,940)	$3,343

Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$169,428	$-

Valuation of OP Units	$7,433	$-

Mortgage loans (assumed) by purchaser	$(39,999)	$(4,387)

Amortization of deferred financing costs:
Investment in real estate, net	$(1,211)	$(2,133)

Deferred financing costs, net	$6,727	$8,385

Amortization of discounts and premiums on debt:
Investment in real estate, net	$-	$(3)

Mortgage notes payable	$(3,130)	$(3,091)

Notes, net	$4,253	$5,635

Amortization of deferred settlements on derivative instruments:
Other liabilities	$(267)	$(701)

Accumulated other comprehensive loss	$1,465	$2,305

Unrealized loss (gain) on derivative instruments:
Other assets	$16,620	$(7,894)

Mortgage notes payable	$(13)	$(1,806)

Notes, net	$7,023	$(1,105)

Other liabilities	$62,117	$(1,850)

Accumulated other comprehensive (loss) income	$(85,746)	$12,655

Proceeds from settlement of derivative instruments:
Other assets	$-	$11,251

Consolidation of previously unconsolidated properties:
Investment in real estate, net	$(105,065)	$-

Investments in unconsolidated entities	$7,376	$-

Deposits – restricted	$(42,633)	$-

Mortgage notes payable	$112,631	$-

Net other assets recorded	$837	$-

Other
Receivable on sale of Common Shares	$37,550	$-

Transfer from notes, net to mortgage notes payable	$35,600	$-

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands)

(Unaudited)

SHAREHOLDERS’ EQUITY	Six Months Ended June 30, 2010

PREFERRED SHARES
Balance, beginning of year	$208,773
Conversion of 7.00% Series E Cumulative Convertible	(87)

Balance, end of period	$208,686

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$2,800
Conversion of OP Units into Common Shares	6
Issuance of Common Shares	10
Exercise of share options	15
Employee Share Purchase Plan (ESPP)	1
Share-based employee compensation expense:
Restricted shares	2

Balance, end of period	$2,834

PAID IN CAPITAL
Balance, beginning of year	$4,477,426
Common Share Issuance:
Conversion of Preferred Shares into Common Shares	87
Conversion of OP Units into Common Shares	12,258
Issuance of Common Shares	35,796
Exercise of share options	43,794
Employee Share Purchase Plan (ESPP)	3,545
Share-based employee compensation expense:
Restricted shares	5,224
Share options	4,213
ESPP discount	997
Common Shares repurchased and retired	(1,887)
Offering costs	(723)
Supplemental Executive Retirement Plan (SERP)	1,771
Acquisition of Noncontrolling Interests – Partially Owned Properties	(104)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(61,946)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	3,908

Balance, end of period	$4,524,359

RETAINED EARNINGS
Balance, beginning of year	$353,659
Net income attributable to controlling interests	65,444
Common Share distributions	(190,900)
Preferred Share distributions	(7,238)

Balance, end of period	$220,965

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of year	$4,681
Accumulated other comprehensive (loss) – derivative instruments:
Unrealized holding (losses) arising during the period	(85,746)
Losses reclassified into earnings from other comprehensive income	1,465
Accumulated other comprehensive (loss) – other instruments:
Unrealized holding (losses) arising during the period	(66)

Balance, end of period	$(79,666)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)

(Amounts in thousands)

(Unaudited)

NONCONTROLLING INTERESTS	Six Months Ended June 30, 2010

OPERATING PARTNERSHIP
Balance, beginning of year	$116,120
Issuance of OP Units to Noncontrolling Interests	7,433
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(12,264)
Equity compensation associated with Noncontrolling Interests	1,576
Net income attributable to Noncontrolling Interests	2,936
Distributions to Noncontrolling Interests	(9,395)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	6,491
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(3,908)

Balance, end of period	$108,989

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$11,054
Net (loss) attributable to Noncontrolling Interests	(435)
Contributions by Noncontrolling Interests	222
Distributions to Noncontrolling Interests	(1,361)
Other	218

Balance, end of period	$9,698

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

EQR is the general partner of, and as of June 30, 2010 owned an approximate 95.3% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”). The Company is structured as an umbrella partnership REIT (“UPREIT”) under which all property ownership and related business operations are conducted through the Operating Partnership and its subsidiaries. References to the “Company” include EQR, the Operating Partnership and those entities owned or controlled by the Operating Partnership and/or EQR.

As of June 30, 2010, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 492 properties located in 23 states and the District of Columbia consisting of 137,091 units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Units
Wholly Owned Properties	441	121,721
Partially Owned Properties:
Consolidated	25	5,098
Unconsolidated	24	5,635
Military Housing	2	4,637

	492	137,091

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected amortization of goodwill, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of June 30, 2010, the Company has recorded a deferred tax asset of approximately $42.5 million, which is fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.

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

The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. The Company is the controlling partner in various consolidated partnerships owning 25 properties and 5,098 units and various completed and uncompleted development properties having a noncontrolling interest book value of $9.7 million at June 30, 2010. Some of these partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of June 30, 2010, the Company estimates the value of Noncontrolling Interest distributions would have been approximately $54.8 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on June 30, 2010 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company’s Partially Owned Properties is subject to change. To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

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

Effective January 1, 2009, issuers of certain convertible debt instruments that may be settled in cash on conversion were required to separately account for the liability and equity components of the instrument in a manner that reflects each issuer’s nonconvertible debt borrowing rate. As the Company is required to apply this retrospectively, the accounting for the Operating Partnership’s $650.0 million ($482.5 million outstanding at June 30, 2010) 3.85% convertible unsecured notes that were issued in August 2006 and mature in August 2026 was affected. The Company recognized $9.3 million and $10.4 million in interest expense related to the stated coupon rate of 3.85% for the six months ended June 30, 2010 and 2009, respectively. The amount of the conversion option as of the date of issuance calculated by the Company using a 5.80% effective interest rate was $44.3 million and is being amortized to interest expense over the expected life of the convertible notes (through the first put date on August 18, 2011). Total amortization of the cash discount and conversion option discount on the unsecured notes resulted in a reduction to earnings of approximately $3.9 million and $5.0 million, respectively, or $0.01 per share and $0.02 per share, respectively, for the six months ended June 30, 2010 and 2009, and is anticipated to result in a reduction to earnings of approximately $7.8 million or $0.03 per share during the full year of 2010 assuming the Company does not repurchase any additional amounts of this debt. In addition, the Company decreased the January 1, 2009 balance of retained earnings by $27.0 million, decreased the January 1, 2009 balance of notes by $17.3 million and increased the January 1, 2009 balance of paid in capital by $44.3 million. The carrying amount of the conversion option remaining in paid in capital was $44.3 million at both June 30, 2010 and December 31, 2009. The unamortized cash and conversion option discounts totaled $8.9 million and $12.8 million at June 30, 2010 and December 31, 2009, respectively.

3.	Equity and Redeemable Noncontrolling Interests

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and Long-Term Incentive Plan (“LTIP”) Units) for the six months ended June 30, 2010:

2010
Common Shares
Common Shares outstanding at January 1,	279,959,048

Common Shares Issued:
Conversion of Series E Preferred Shares	3,894
Conversion of OP Units	582,462
Issuance of Common Shares	1,057,304
Exercise of share options	1,559,067
Employee Share Purchase Plan (ESPP)	117,962
Restricted share grants, net	221,067

Common Shares Other:
Repurchased and retired	(58,130)

Common Shares outstanding at June 30,	283,442,674

Units
Units outstanding at January 1,	14,197,969
Issuance of LTIP Units	94,096
OP Units issued through acquisitions	189,700
Conversion of OP Units to Common Shares	(582,462)

Units outstanding at June 30,	13,899,303

Total Common Shares and Units outstanding at June 30,	297,341,977

Units Ownership Interest in Operating Partnership	4.7%

In September 2009, the Company announced the establishment of an At-The-Market (“ATM”) share offering program which would allow the Company to sell up to 17.0 million Common Shares from time to time over the next three years into the existing trading market at current market prices as well as through negotiated transactions. During the six months ended June 30, 2010, the Company issued approximately 1.1 million Common Shares at an average price of $33.87 per share for total consideration of approximately $35.8 million through the ATM program. The Company’s most recent issuance under this program was on January 14, 2010. EQR has authorization to issue an additional 12.4 million of its shares as of June 30, 2010.

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

During the six months ended June 30, 2010, the Company acquired all of its partner’s interest in two partially owned properties consisting of 432 units and one partially owned development project for $198,000. One partially owned property buyout was funded through the issuance of 1,129 OP Units valued at $50,000. In conjunction with these transactions, the Company reduced paid in capital by $104,000.

During the six months ended June 30, 2010, the Company repurchased 58,130 of its Common Shares at an average price of $32.46 per share for total consideration of $1.9 million. These shares were retired subsequent to the repurchases. All of the shares repurchased during the six months ended June 30, 2010 were repurchased from employees at the then current market prices to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares. EQR has authorization to repurchase an additional $464.6 million of its shares as of June 30, 2010.

The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of LTIP Units, are collectively referred to as the “Noncontrolling Interests – Operating Partnership”. Subject to certain exceptions (including the “book-up” requirements of LTIP Units), the Noncontrolling Interests – Operating Partnership may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Noncontrolling Interests – Operating Partnership (including redeemable interests) is allocated based on the number of Noncontrolling Interests – Operating Partnership Units in total in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total plus the number of EQR Common Shares. Net income is allocated to the Noncontrolling Interests – Operating Partnership based on the weighted average ownership percentage during the period.

A portion of the Noncontrolling Interests – Operating Partnership Units are classified as mezzanine equity as they do not meet the requirements for permanent equity classification. The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Noncontrolling Interests – Operating Partnership Units requesting an exchange of their OP Units with EQR. Once the Operating Partnership elects not to redeem the Noncontrolling Interests – Operating Partnership Units for cash, EQR is obligated to deliver Common Shares to the exchanging holder of the Noncontrolling Interests – Operating Partnership Units. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at June 30, 2010 and December 31, 2009.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of June 30, 2010, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $313.7 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the change in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the six months ended June 30, 2010 (amounts in thousands):

2010
Balance at January 1,	$258,280
Change in market value	61,946
Change in carrying value	(6,491)

Balance at June 30,	$313,735

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

The following table presents the Company’s issued and outstanding Preferred Shares as of June 30, 2010 and December 31, 2009:

				Amounts in thousands
			Annual
	Redemption Date (1) (2)	Conversion Rate (2)	Dividend per Share (3)	June 30, 2010	December 31, 2009
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
7.00% Series E Cumulative Convertible Preferred; liquidation value $25 per share; 324,966 and 328,466 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	11/1/98	1.1128	$ 1.75	$8,124	$8,211
7.00% Series H Cumulative Convertible Preferred; liquidation value $25 per share; 22,459 shares issued and outstanding at June 30, 2010 and December 31, 2009	6/30/98	1.4480	$ 1.75	562	562
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at June 30, 2010 and December 31, 2009	12/10/26	N/A	$ 4.145	50,000	50,000
6.48% Series N Cumulative Redeemable Preferred; liquidation value $250 per share; 600,000 shares issued and outstanding at June 30, 2010 and December 31, 2009 (4)	6/19/08	N/A	$16.20	150,000	150,000

				$208,686	$208,773

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

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of June 30, 2010 and December 31, 2009 (amounts in thousands):

	June 30, 2010	December 31, 2009
Land	$4,003,177	$3,650,324
Depreciable property:
Buildings and improvements	13,497,285	12,781,543
Furniture, fixtures and equipment	1,189,162	1,111,978
Projects under development:
Land	79,204	106,716
Construction-in-progress	394,076	562,263
Land held for development:
Land	192,542	181,430
Construction-in-progress	58,677	70,890

Investment in real estate	19,414,123	18,465,144
Accumulated depreciation	(4,146,964)	(3,877,564)

Investment in real estate, net	$15,267,159	$14,587,580

During the six months ended June 30, 2010, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Units	Purchase Price
Rental Properties	8	2,209	$849,351
Land Parcel (one)	-	-	12,000

Total	8	2,209	$861,351

During the six months ended June 30, 2010, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Units	Sales Price
Rental Properties:
Consolidated	8	2,011	$145,940
Unconsolidated (1)	3	640	42,650
Condominium Conversion Properties	1	2	360

Total	12	2,653	$188,950

(1)	The Company owned a 25% interest in these unconsolidated rental properties. Sales price listed is the gross sales price.

The Company recognized a net gain on sales of discontinued operations of approximately $60.3 million and a net gain on sales of unconsolidated entities of approximately $5.6 million on the above sales.

In addition to the properties discussed above, the Company acquired the 75% equity interest it did not previously own in seven unconsolidated properties containing 1,811 units with a real estate value of $105.1 million. See Note 6 for further discussion.

5.	Commitments to Acquire/Dispose of Real Estate

In addition to the property that was subsequently acquired as discussed in Note 16, the Company had entered into separate agreements to acquire the following (purchase price in thousands):

	Properties	Units	Purchase Price
Rental Properties	6	1,274	$334,188
Land Parcels (five)	-	-	51,700

Total	6	1,274	$385,888

In addition to the properties that were subsequently disposed of as discussed in Note 16, the Company had entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Units	Sales Price
Rental Properties	16	1,500	$146,000
Land Parcel (one)	-	-	4,000

Total	16	1,500	$150,000

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following tables summarize the Company’s investments in partially owned entities as of June 30, 2010 (amounts in thousands except for project and unit amounts):

	Consolidated					Unconsolidated
	Development Projects (VIEs)
	Held for and/or Under Development	Completed, Not Stabilized (4)	Completed and Stabilized	Other	Total	Institutional Joint Ventures (5)
Total projects (1)	-	1	3	21	25	24

Total units (1)	-	163	1,139	3,796	5,098	5,635

Balance sheet informationat 6/30/10 (at 100%):

ASSETS
Investment in real estate	$389,507	$45,970	$344,461	$425,071	$1,205,009	$413,536
Accumulated depreciation	(740)	(1,321)	(11,020)	(119,588)	(132,669)	(133,066)

Investment in real estate, net	388,767	44,649	333,441	305,483	1,072,340	280,470
Cash and cash equivalents	2,222	704	5,988	14,458	23,372	15,726
Deposits – restricted	1,550	2,318	748	8	4,624	35
Escrow deposits – mortgage	-	-	65	2,626	2,691	-
Deferred financing costs, net	3,979	11	571	240	4,801	162
Other assets	426	5	196	246	873	398

Total assets	$396,944	$47,687	$341,009	$323,061	$1,108,701	$296,791

LIABILITIES AND EQUITY
Mortgage notes payable	$146,534	$33,872	$240,436	$301,687	$722,529	$264,800
Accounts payable & accrued expenses	9,318	1,197	2,258	1,543	14,316	1,699
Accrued interest payable	1,295	-	478	1,676	3,449	1,593
Other liabilities	4,555	76	1,315	1,433	7,379	2,037
Security deposits	577	163	691	1,628	3,059	1,449

Total liabilities	162,279	35,308	245,178	307,967	750,732	271,578

Noncontrolling Interests – Partially Owned Properties	8,944	1,076	3,501	(3,823)	9,698	-
Accumulated other comprehensive (loss)	(2,794)	-	-	-	(2,794)	-
Partner’s equity	-	-	-	-	-	18,910
EQR equity	228,515	11,303	92,330	18,917	351,065	6,303

Total equity	234,665	12,379	95,831	15,094	357,969	25,213

Total liabilities and equity	$396,944	$47,687	$341,009	$323,061	$1,108,701	$296,791

Debt – Secured (2):
EQR Ownership (3)	$146,534	$33,872	$240,436	$220,218	$641,060	$66,200
Noncontrolling Ownership	-	-	-	81,469	81,469	198,600

Total (at 100%)	$146,534	$33,872	$240,436	$301,687	$722,529	$264,800

	Consolidated					Unconsolidated
	Development Projects (VIEs)
	Held for and/or Under Development	Completed, Not Stabilized (4)	Completed and Stabilized	Other	Total	Institutional Joint Ventures (5)
Operating information for the six monthsended 6/30/10 (at 100%):
Operating revenue	$1,496	$1,026	$11,338	$27,779	$41,639	$34,756
Operating expenses	2,330	676	4,227	9,779	17,012	16,459

Net operating (loss) income	(834)	350	7,111	18,000	24,627	18,297
Depreciation	-	886	5,223	7,414	13,523	9,230
General and administrative/other	46	-	96	19	161	121

Operating (loss) income	(880)	(536)	1,792	10,567	10,943	8,946
Interest and other income	15	6	-	11	32	67
Other expenses	(401)	-	-	(451)	(852)	-
Interest:
Expense incurred, net	(1,170)	(272)	(2,778)	(10,060)	(14,280)	(13,224)
Amortization of deferred financing costs	-	(64)	(323)	(111)	(498)	(525)

(Loss) before income and other taxes and discontinued operations	(2,436)	(866)	(1,309)	(44)	(4,655)	(4,736)
Income and other tax (expense) benefit	(33)	-	-	(24)	(57)	(127)
Net gain on sales of discontinued operations	720	-	-	-	720	9,983

Net (loss) income	$(1,749)	$(866)	$(1,309)	$(68)	$(3,992)	$5,120

(1)	Project and unit counts exclude all uncompleted development projects until those projects are substantially completed.
(2)	All debt is non-recourse to the Company with the exception of $14.0 million in mortgage debt on various development projects.
(3)	Represents the Company’s current economic ownership interest.
(4)	Projects included here are substantially complete. However, they may still require additional exterior and interior work for all units to be available for leasing.
(5)

Unconsolidated debt maturities and rates are as follows: $121.0 million, December 1, 2010, 7.54%; and $143.8 million, March 1, 2011, 6.95%. On April 30, 2010, the Company acquired the 75% equity interest it did not previously own in seven of the unconsolidated properties containing 1,811 units in exchange for an approximate $30.0 million payment to its partner. In addition, the Company repaid the net $70.0 million mortgage loan, which was to mature on May 1, 2010, concurrent with closing using proceeds drawn from the Company’s line of credit. On July 30, 2010, the Company sold the 25% equity interest it previously owned in 13 of the unconsolidated properties containing 2,624 units in exchange for an approximate $12.5 million payment from its partner and the related $121.0 million in non-recourse mortgage debt was extinguished by the partner at closing.

The Company is the controlling partner in various consolidated partnership properties and development properties having a noncontrolling interest book value of $9.7 million at June 30, 2010. The Company has identified its development partnerships as VIEs as the Company provides substantially all of the capital for these ventures (other than third party mortgage debt, if any) despite the fact that each partner legally owns 50% of each venture. The Company is the primary beneficiary as it exerts the most significant power over the ventures, absorbs the majority of the expected losses and has the right to receive a majority of the expected residual returns. The assets net of liabilities of the Company’s VIEs are restricted in their use to the specific VIE to which they relate and are not available for general corporate use. The Company does not have any unconsolidated VIEs.

7.	Deposits – Restricted

The following table presents the Company’s restricted deposits as of June 30, 2010 and December 31, 2009 (amounts in thousands):

	June 30, 2010	December 31, 2009
Tax–deferred (1031) exchange proceeds	$13,000	$244,257
Earnest money on pending acquisitions	8,350	6,000
Restricted deposits on debt (1)	33,683	49,565
Resident security and utility deposits	42,324	39,361
Other	11,297	12,825

Totals	$108,654	$352,008

(1)	Primarily represents amounts held in escrow by the lender and released as draw requests are made on fully funded development mortgage loans.

8.	Mortgage Notes Payable

As of June 30, 2010, the Company had outstanding mortgage debt of approximately $4.8 billion.

During the six months ended June 30, 2010 the Company:

•	Repaid $408.4 million of mortgage loans;
•	Obtained $105.0 million of new mortgage loan proceeds;
•	Assumed $169.4 million of mortgage debt on three acquired properties;
•	Was released from $40.0 million of mortgage debt assumed by the purchaser on two disposed properties; and
•

Assumed $112.6 million of mortgage debt on seven previously unconsolidated properties and repaid the net $70.0 million mortgage loan (net of $42.6 million of cash collateral held by the lender) concurrent with closing using proceeds drawn from the Company’s line of credit.

The Company recorded approximately $0.9 million and $1.4 million of write-offs of unamortized deferred financing costs during the six months ended June 30, 2010 and 2009, respectively, as additional interest related to debt extinguishment of mortgages.

As of June 30, 2010, the Company had $605.6 million of secured – tax exempt debt of which $565.6 million is subject to third party credit enhancement.

As of June 30, 2010, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through September 1, 2048. At June 30, 2010, the interest rate range on the Company’s mortgage debt was 0.20% to 12.465%. During the six months ended June 30, 2010, the weighted average interest rate on the Company’s mortgage debt was 4.86%.

9.	Notes

As of June 30, 2010, the Company had outstanding unsecured notes of approximately $4.6 billion.

As of June 30, 2010, scheduled maturities for the Company’s outstanding notes were at various dates through 2026. At June 30, 2010, the interest rate range on the Company’s notes was 0.525% to 7.57%. During the six months ended June 30, 2010, the weighted average interest rate on the Company’s notes was 5.10%.

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

As of June 30, 2010, the amount available on the credit facility was $1.02 billion (net of $86.1 million which was restricted/dedicated to support letters of credit, net of $320.0 million outstanding and net of the $75.0 million discussed above). During the six months ended June 30, 2010, the weighted average interest rate was 0.66%.

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

The carrying values of the Company’s mortgage notes payable and unsecured notes (including its line of credit) were approximately $4.8 billion and $4.9 billion, respectively, at June 30, 2010. The fair values of the Company’s mortgage notes payable and unsecured notes (including its line of credit) were approximately $4.8 billion and $5.2 billion, respectively, at June 30, 2010. The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, lines of credit, derivative instruments and investment securities) including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to limit these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.

The following table summarizes the Company’s consolidated derivative instruments at June 30, 2010 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)	Development Cash Flow Hedges (3)
Current Notional Balance	$315,693	$900,000	$84,088
Lowest Possible Notional	$315,693	$900,000	$3,020
Highest Possible Notional	$317,694	$900,000	$91,343
Lowest Interest Rate	2.009%	4.005%	4.059%
Highest Interest Rate	4.800%	4.695%	4.059%
Earliest Maturity Date	2012	2020	2011
Latest Maturity Date	2013	2023	2011

(1)	Fair Value Hedges – Converts outstanding fixed rate debt to a floating interest rate.
(2)	Forward Starting Swaps – Designed to partially fix the interest rate in advance of a planned future debt issuance. These swaps have mandatory counterparty terminations from 2011 through 2014.
(3)	Development Cash Flow Hedges – Converts outstanding floating rate debt to a fixed interest rate.

The following tables provide the location of the Company’s derivative instruments within the accompanying Consolidated Balance Sheets and their fair market values as of June 30, 2010 and December 31, 2009, respectively (amounts in thousands):

	Asset Derivatives		Liability Derivatives
June 30, 2010	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other assets	$12,196	Other liabilities	$-
Forward Starting Swaps	Other assets	-	Other liabilities	(62,900)
Development Cash Flow Hedges	Other assets	-	Other liabilities	(2,794)

Total		$12,196		$(65,694)

	Asset Derivatives		Liability Derivatives
December 31, 2009	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other assets	$5,186	Other liabilities	$-
Forward Starting Swaps	Other assets	23,630	Other liabilities	-
Development Cash Flow Hedges	Other assets	-	Other liabilities	(3,577)

Total		$28,816		$(3,577)

The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009, respectively (amounts in thousands):

June 30, 2010 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$7,009	Fixed rate debt	Interest expense	$(7,009)

Total		$7,009			$(7,009)

June 30, 2009 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(2,911)	Fixed rate debt	Interest expense	$2,911

Total		$(2,911)			$2,911

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
June 30, 2010 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$(86,530)	Interest expense	$(1,465)	N/A	$-
Development Interest Rate Swaps/Caps	784	Interest expense	-	N/A	-

Total	$(85,746)		$(1,465)		$-

	Effective Portion			Ineffective Portion
June 30, 2009 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$10,803	Interest expense	$(2,305)	N/A	$-
Development Interest Rate Swaps/Caps	1,852	Interest expense	-	N/A	-

Total	$12,655		$(2,305)		$-

As of June 30, 2010 and December 31, 2009, there were approximately $80.1 million in deferred losses, net, included in accumulated other comprehensive loss and $4.2 million in deferred gains, net, included in accumulated other comprehensive income, respectively. Based on the estimated fair values of the net derivative instruments at June 30, 2010, the Company may recognize an estimated $6.0 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending June 30, 2011.

The following table sets forth the maturity, amortized cost, gross unrealized gains and losses, book/fair value and interest and other income of the various investment securities held as of June 30, 2010 (amounts in thousands):

		Other Assets
Security	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Book/ Fair Value	Interest and Other Income
Available-for-Sale
FDIC-insured certificates of deposit	Less than one year	$-	$-	$-	$-	$61
Other	Between one and five years or N/A	675	397	-	1,072	-

Total		$675	$397	$-	$1,072	$61

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

The Company’s derivative positions are valued using models developed by the respective counterparty as well as models developed internally by the Company that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data) and are classified within Level 2 of the valuation hierarchy. In addition, employee holdings other than Common Shares within the supplemental executive retirement plan (the “SERP”) have a fair value of $47.5 million as of June 30, 2010 and are included in other assets and other liabilities on the consolidated balance sheet. These SERP investments are valued using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.

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

The Company’s real estate asset impairment charge recognized in the second quarter of 2009 was the result of an analysis of the parcel’s estimated fair value (determined using internally developed models that were based on market assumptions and comparable sales data) (Level 3) compared to its current capitalized carrying value. The market assumptions used as inputs to the Company’s fair value model include construction costs, leasing assumptions, growth rates, discount rates, terminal capitalization rates and development yields, along with the Company’s current plans for each individual asset. The Company uses data on its existing portfolio of properties and its recent acquisition and development properties, as well as similar market data from third party sources, when available, in determining these inputs. The valuation technique used to measure fair value is consistent with how similar assets were measured in prior periods. See Note 16 for further discussion.

12.	Earnings Per Share

The following tables set forth the computation of net income per share – basic and net income per share – diluted (amounts in thousands except per share amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2010	2009	2010	2009
Numerator for net income per share – basic:
Income from continuing operations	$7,075	$24,287	$9,406	$12,339
Allocation to Noncontrolling Interests – Operating Partnership, net	(14)	(964)	(281)	(488)
Net loss attributable to Noncontrolling Interests – Partially Owned Properties	435	74	185	5
Net income attributable to Preference Interests and Units	-	(7)	-	(3)
Preferred distributions	(7,238)	(7,240)	(3,618)	(3,620)

Income from continuing operations available to Common Shares,net of Noncontrolling Interests	258	16,150	5,692	8,233
Discontinued operations, net of Noncontrolling Interests	57,948	157,610	651	88,352

Numerator for net income per share – basic	$58,206	$173,760	$6,343	$96,585

Numerator for net income per share – diluted:
Income from continuing operations	$7,075	$24,287	$9,406	$12,339
Net loss attributable to Noncontrolling Interests – Partially Owned Properties	435	74	185	5
Net income attributable to Preference Interests and Units	-	(7)	-	(3)
Preferred distributions	(7,238)	(7,240)	(3,618)	(3,620)

Income from continuing operations available to Common Shares	272	17,114	5,973	8,721
Discontinued operations, net	60,870	167,066	683	93,593

Numerator for net income per share – diluted	$61,142	$184,180	$6,656	$102,314

Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	281,435	272,614	282,217	272,901
Effect of dilutive securities:
OP Units	13,742	16,237	13,681	16,089
Long-term compensation award shares/units	3,067	301	3,744	348

Denominator for net income per share – diluted	298,244	289,152	299,642	289,338

Net income per share – basic	$0.207	$0.637	$0.022	$0.354

Net income per share – diluted	$0.205	$0.637	$0.022	$0.354

Net income per share – basic:
Income from continuing operations available to Common Shares,net of Noncontrolling Interests	$0.001	$0.059	$0.020	$0.030
Discontinued operations, net of Noncontrolling Interests	0.206	0.578	0.002	0.324

Net income per share – basic	$0.207	$0.637	$0.022	$0.354

Net income per share – diluted:
Income from continuing operations available to Common Shares	$0.001	$0.059	$0.020	$0.030
Discontinued operations, net	0.204	0.578	0.002	0.324

Net income per share – diluted	$0.205	$0.637	$0.022	$0.354

Convertible preferred shares/units that could be converted into 397,306 and 405,791 weighted average Common Shares for the six months ended June 30, 2010 and 2009, respectively, and 397,004 and 405,555 weighted average Common Shares for the quarters ended June 30, 2010 and 2009, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. In addition, the effect of the Common Shares that could ultimately be issued upon the conversion/exchange of the Operating Partnership’s $650.0 million ($482.5 million outstanding at June 30, 2010) exchangeable senior notes was not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

13.	Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of, all operations related to condominium conversion properties effective upon their respective transfer into a TRS and all properties held for sale, if any.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during the six months and quarters ended June 30, 2010 and 2009 (amounts in thousands).

	Six Months Ended June 30,		Quarter Ended June 30,
	2010	2009	2010	2009
REVENUES
Rental income	$3,886	$67,839	$1,019	$31,225

Total revenues	3,886	67,839	1,019	31,225

EXPENSES (1)
Property and maintenance	2,179	21,627	662	9,963
Real estate taxes and insurance	675	7,238	92	3,234
Depreciation	711	16,883	148	8,051
General and administrative	16	25	13	20

Total expenses	3,581	45,773	915	21,268

Discontinued operating income	305	22,066	104	9,957

Interest and other income	360	10	359	3
Interest (2):
Expense incurred, net	(23)	(703)	(1)	(273)
Amortization of deferred financing costs	-	(38)	-	(3)
Income and other tax (expense) benefit	(25)	(67)	4	(18)

Discontinued operations	617	21,268	466	9,666
Net gain on sales of discontinued operations	60,253	145,798	217	83,927

Discontinued operations, net	$60,870	$167,066	$683	$93,593

(1)	Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Company’s period of ownership.
(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.

For the properties sold during the six months ended June 30, 2010 (excluding condominium conversion properties), the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2009 were $85.3 million and $40.0 million, respectively.

The net real estate basis of the Company’s condominium conversion properties owned by the TRS and included in discontinued operations (excludes the Company’s halted conversions as they are now held for use), which were included in investment in real estate, net in the consolidated balance sheets, was $11.0 million and $11.8 million at June 30, 2010 and December 31, 2009, respectively.

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

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or range of loss, and no amounts have been accrued at June 30, 2010. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

The Company has established a reserve and recorded a corresponding reduction to its net gain on sales of discontinued operations related to potential liabilities associated with its condominium conversion activities. The reserve covers potential product liability related to each conversion. The Company periodically assesses the adequacy of the reserve and makes adjustments as necessary. During the six months ended June 30, 2010, the Company recorded additional reserves of approximately $0.7 million, paid approximately $1.2 million in claims and legal fees and released approximately $0.2 million of remaining reserves for settled claims. As a result, the Company had total reserves of approximately $6.0 million at June 30, 2010. While no assurances can be given, the Company does not believe that the ultimate resolution of these potential liabilities, if adversely determined, would have a material adverse effect on the Company.

As of June 30, 2010, the Company has five projects totaling 1,499 units in various stages of development with estimated completion dates ranging through September 30, 2012. Some of the projects are developed solely by the Company, while others are co-developed with various third party development partners. The development venture agreements with partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The partner is most often the “general” or “managing” partner of the development venture. The typical buy-sell arrangements contain appraisal rights and provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interest in the project at fair market value upon the expiration of a negotiated time period (typically two to five years after substantial completion of the project).

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

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the six months and quarters ended June 30, 2010 and 2009, respectively.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations). The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the six months and quarters ended June 30, 2010 and 2009, respectively, as well as total assets at June 30, 2010 (amounts in thousands):

	Six Months Ended June 30, 2010
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$296,774	$184,355	$194,762	$216,019	$-	$891,910
Non-same store/other (2) (3)	40,946	4,917	3,664	11,888	40,245	101,660

Total rental income	337,720	189,272	198,426	227,907	40,245	993,570

Operating expenses:
Same store (1)	114,866	70,202	81,883	78,564	-	345,515
Non-same store/other (2) (3)	18,254	2,243	1,716	5,205	34,667	62,085

Total operating expenses	133,120	72,445	83,599	83,769	34,667	407,600

NOI:
Same store (1)	181,908	114,153	112,879	137,455	-	546,395
Non-same store/other (2) (3)	22,692	2,674	1,948	6,683	5,578	39,575

Total NOI	$204,600	$116,827	$114,827	$144,138	$5,578	$585,970

Total assets	$5,965,873	$2,617,863	$2,710,889	$2,914,261	$1,416,386	$15,625,272

(1) Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2009, less properties subsequently sold, which represented 117,349 units.
(2) Non-same store primarily includes properties acquired after January 1, 2009, plus any properties in lease-up and not stabilized as of January 1, 2009.

(3)     Other includes ECH, development, condominium conversion overhead of $0.3 million and other corporate operations. Also reflects a $4.8 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Six Months Ended June 30, 2009
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$297,877	$192,191	$197,614	$223,075	$-	$910,757
Non-same store/other (2) (3)	3,079	782	1,999	8,159	32,757	46,776

Total rental income	300,956	192,973	199,613	231,234	32,757	957,533

Operating expenses:
Same store (1)	112,782	67,989	82,846	76,643	-	340,260
Non-same store/other (2) (3)	2,932	901	657	4,656	33,557	42,703

Total operating expenses	115,714	68,890	83,503	81,299	33,557	382,963

NOI:
Same store (1)	185,095	124,202	114,768	146,432	-	570,497
Non-same store/other (2) (3)	147	(119)	1,342	3,503	(800)	4,073

Total NOI	$185,242	$124,083	$116,110	$149,935	$(800)	$574,570

(1) Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2009, less properties subsequently sold, which represented 117,349 units.
(2) Non-same store primarily includes properties acquired after January 1, 2009, plus any properties in lease-up and not stabilized as of January 1, 2009.

(3)     Other includes ECH, development, condominium conversion overhead of $1.0 million and other corporate operations. Also reflects a $4.6 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Quarter Ended June 30, 2010
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$150,156	$92,744	$97,612	$108,292	$-	$448,804
Non-same store/other (2) (3)	24,323	3,467	2,548	6,320	22,429	59,087

Total rental income	174,479	96,211	100,160	114,612	22,429	507,891

Operating expenses:
Same store (1)	55,135	34,996	39,679	39,200	-	169,010
Non-same store/other (2) (3)	11,240	1,374	1,099	2,676	17,479	33,868

Total operating expenses	66,375	36,370	40,778	41,876	17,479	202,878

NOI:
Same store (1)	95,021	57,748	57,933	69,092	-	279,794
Non-same store/other (2) (3)	13,083	2,093	1,449	3,644	4,950	25,219

Total NOI	$108,104	$59,841	$59,382	$72,736	$4,950	$305,013

(1)     Same store primarily includes all properties acquired or completed and stabilized prior to April 1, 2009, less properties subsequently sold, which represented 117,349 units.

(2)     Non-same store primarily includes properties acquired after April 1, 2009, plus any properties in lease-up and not stabilized as of April 1, 2009.

(3)     Other includes ECH, development, condominium conversion overhead of $0.1 million and other corporate operations. Also reflects a $2.8 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Quarter Ended June 30, 2009
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$149,492	$95,704	$98,624	$110,641	$-	$454,461
Non-same store/other (2) (3)	2,060	431	1,077	4,172	15,720	23,460

Total rental income	151,552	96,135	99,701	114,813	15,720	477,921

Operating expenses:
Same store (1)	54,636	33,697	40,610	37,499	-	166,442
Non-same store/other (2) (3)	1,948	435	240	2,511	15,210	20,344

Total operating expenses	56,584	34,132	40,850	40,010	15,210	186,786

NOI:
Same store (1)	94,856	62,007	58,014	73,142	-	288,019
Non-same store/other (2) (3)	112	(4)	837	1,661	510	3,116

Total NOI	$94,968	$62,003	$58,851	$74,803	$510	$291,135

(1) Same store primarily includes all properties acquired or completed and stabilized prior to April 1, 2009, less properties subsequently sold, which represented 117,349 units.
(2) Non-same store primarily includes properties acquired after April 1, 2009, plus any properties in lease-up and not stabilized as of April 1, 2009.

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
(a) Northeast – New England (excluding Boston), Boston, New York Metro, DC Northern Virginia and Suburban Maryland.
(b) Northwest – Central Valley, Denver, Portland, San Francisco Bay Area and Seattle/Tacoma.
(c) Southeast – Atlanta, Jacksonville, Orlando, South Florida, Tampa and Tulsa.
(d) Southwest – Albuquerque, Inland Empire, Los Angeles, Orange County, Phoenix and San Diego.

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the six months and quarters ended June 30, 2010 and 2009, respectively (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
	2010	2009	2010	2009
Rental income	$993,570	$957,533	$507,891	$477,921
Property and maintenance expense	(251,971)	(241,386)	(125,454)	(116,711)
Real estate taxes and insurance expense	(114,482)	(103,845)	(56,957)	(51,357)
Property management expense	(41,147)	(37,732)	(20,467)	(18,718)

Total operating expenses	(407,600)	(382,963)	(202,878)	(186,786)

Net operating income	$585,970	$574,570	$305,013	$291,135

16.	Subsequent Events/Other

Subsequent Events

Subsequent to June 30, 2010, the Company:

•	Acquired one apartment property consisting of 225 units for $55.0 million;
•	Sold the 25% equity interest it previously owned in 13 of the unconsolidated properties containing 2,624 units in exchange for an approximate $12.5 million payment from its partner;
•	Sold one consolidated apartment property consisting of 208 units for $8.6 million;
•	Issued $600.0 million of unsecured notes maturing July 15, 2020 with a coupon of 4.75% and an all-in effective interest rate of approximately 5.09%;
•	Repaid $61.5 million in mortgage loans on one property; and
•

Experienced the collapse of a portion of the parking garage at one of its rental properties (Prospect Towers in Hackensack, New Jersey) and estimates that the costs (both expensed and capitalized), including providing for residents’ interim needs, lost revenue and garage reconstruction, will be approximately $12.0 million, after insurance reimbursements of $8.0 million.

Other

During the six months ended June 30, 2010 and 2009, the Company incurred charges of $6.0 million and $0.3 million, respectively, related to property acquisition costs, such as survey, title and legal fees, on the acquisition of operating properties ($4.0 million and $0.1 million, respectively) and related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition (including halted condominium conversions) and development transactions ($2.0 million and $0.2 million, respectively). These costs are included in other expenses in the accompanying consolidated statements of operations.

During the six months ended June 30, 2010 and 2009, the Company received $5.2 million and $0.2 million, respectively, for the settlement of insurance/litigation claims, which are included in interest and other income in the accompanying consolidated statements of operations.

During the six months ended June 30, 2009, the Company recorded an approximate $11.1 million non-cash asset impairment charge on a parcel of land held for development. This charge was the result of an analysis of the parcel’s estimated fair value (determined using internally developed models that were based on market assumptions and comparable sales data) compared to its current capitalized carrying value. The market assumptions used as inputs to the Company’s fair value model include construction costs, leasing assumptions, growth rates, discount rates, terminal capitalization rates and development yields, along with the Company’s current plans for each individual asset. The Company uses data on its existing portfolio of properties and its recent acquisition and development properties, as well as similar market data from third party sources, when available, in determining these inputs.

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

Forward-Looking Statements

Forward-looking statements in this report are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, projections and assumptions made by management. While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Many of these uncertainties and risks are difficult to predict and beyond management’s control. Forward-looking statements are not guarantees of future performance, results or events. The forward-looking statements contained herein are made as of the date hereof and the Company undertakes no obligation to update or supplement these forward-looking statements. Factors that might cause such differences include, but are not limited to the following:

•

We intend to actively acquire and/or develop multifamily properties for rental operations as market conditions dictate. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or to complete a development property. Additionally, we expect that other major real estate investors with significant capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development efforts. This competition may increase prices for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. We expect to develop properties ourselves in addition to co-investing with our development partners. The total number of development units, costs of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation;

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

Forward-looking statements and related uncertainties are also included in the Notes to Consolidated Financial Statements in this report.

Overview

Equity Residential (“EQR”), a Maryland real estate investment trust (“REIT”) formed in March 1993, is an S&P 500 company focused on the acquisition, development and management of high quality apartment properties in top United States growth markets. EQR has elected to be taxed as a REIT.

The Company is one of the largest publicly traded real estate companies and is the largest publicly traded owner of multifamily properties in the United States (based on the aggregate market value of its outstanding Common Shares, the number of apartment units wholly owned and total revenues earned). The Company’s corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices throughout the United States. As of June 30, 2010, the Company has approximately 4,200 employees who provide real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

EQR is the general partner of, and as of June 30, 2010 owned an approximate 95.3% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”). The Company is structured as an umbrella partnership REIT (“UPREIT”) under which all property ownership and related business operations are conducted through the Operating Partnership and its subsidiaries. References to the “Company” include EQR, the Operating Partnership and those entities owned or controlled by the Operating Partnership and/or EQR.

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

Current Environment

Through much of 2009, the Company assumed a highly cautious outlook given uncertainty in the general economy and the capital markets and deterioration in our property operations. In contrast, early 2010 seemed to warrant a cautious optimism given signs pointing to improvement in economic activity, more normalized credit markets and better fundamentals for our business. With the second quarter of 2010 showing sequential quarter over quarter same store revenue growth, we are optimistic that the improvement realized to date in 2010 will be sustained in the short term. Longer term, however, the rate of that growth is highly dependent on employment growth.

The credit environment improved throughout mid to late 2009 and into 2010 and we currently have access to multiple sources of capital allowing us a less cautious posture with respect to pre-funding our maturing debt obligations. As a result of the improved credit environment, in late 2009, we utilized $366.2 million of cash on hand to repurchase certain unsecured notes and convertible notes in public tender offers. The Company has access to the equity markets as well as both the secured and unsecured debt markets at what we believe are attractive rates. In July 2010, the Company completed a $600.0 million unsecured ten year notes offering with a coupon of 4.75% and an all-in effective interest rate of 5.09%. The attractive all-in rate combined with its accretive nature compared to maturing 2011 debt led the Company to pursue this transaction. The Company has minimal debt maturities for the balance of 2010. However, should the improvement we are experiencing cease and economic conditions or credit/equity markets once again deteriorate, we may again hold material amounts of cash and prefund our maturities similar to measures taken in 2008 and early 2009 to increase liquidity and meet our debt maturities.

Beginning in the fourth quarter of 2009, we began to see an increase in the availability of attractive acquisition opportunities. We expect to revert from a net seller of assets during 2009 to a net buyer of assets in 2010. The Company acquired eight properties consisting of 2,209 units for $849.4 million and one land parcel for $12.0 million during the six months ended June 30, 2010. Competition for the properties we are interested in acquiring increased in the second quarter and as a result it has been more difficult to identify attractive acquisition opportunities. While our acquisition pipeline has shown some recent improvement, it is unlikely we will see the same dollar volume of acquisitions close in the second half of 2010 as we did in the first half of the year. During the six months ended June 30, 2010, the Company sold eight consolidated properties consisting of 2,011 units for $145.9 million, as well as 2 condominium units for $0.4 million. We expect to see an increase in dispositions in the second half of the year, primarily in the fourth quarter, as we believe there is currently an attractive market and pricing for certain of our non-core assets. We believe our access to capital and our ability to execute large, complex transactions provide us with a competitive advantage.

We believe that cash and cash equivalents, securities readily convertible to cash, current availability on our revolving credit facility and disposition proceeds for 2010 will provide sufficient liquidity to meet our funding obligations relating to asset acquisitions, debt maturities and existing development projects through 2010. We expect that our remaining longer-term funding requirements will be met through some combination of new borrowings, equity issuances (including the Company’s ATM share offering program), property dispositions, joint ventures and cash generated from operations.

Despite the challenging conditions noted below, we believe that the Company is well-positioned notwithstanding the slow economic recovery. Our properties are geographically diverse and were approximately 95.0% occupied as of June 30, 2010, little new multifamily rental supply will be added to most of our markets over the next two years and the long-term demographic picture is positive. We believe our strong balance sheet and ample liquidity will allow us to fund our debt maturities and development fundings in the near term, and should also allow us to take advantage of investment opportunities in the future. As economic conditions continue to improve, the short-term nature of our leases and the limited supply of new rental housing being constructed should allow us to realize revenue growth and improvement in our operating results.

While a generally improving credit environment and better general economic conditions provide reason for optimism, the Company may experience declining revenues for the full year 2010, which will adversely impact the Company’s results of operations. The vast majority of our leases are for terms of 12 months or less. Given the roll-down in lease rates that occurred throughout 2009, the full year comparison to 2010 will continue to show flat to declining revenue, even though the Company experienced sequential same store revenue increases in the second quarter of 2010 when compared to the first quarter of 2010 for the first time since the third quarter of 2008. Net effective new lease rates are positive and new residents are generally occupying units at slightly higher rent than the vacating resident was previously paying. Our revenues have benefited from high resident retention, which has generally increased more significantly than expected, and our occupancy rates, which increased more quickly than expected.

After three consecutive years of excellent expense control (same store expenses declined 0.1% between 2009 and 2008 and grew 2.2% between 2008 and 2007 and 2.1% between 2007 and 2006), the Company anticipates that 2010 same store expenses will increase between 1.0% and 2.0% primarily due to increased payroll expenses related to workers compensation, health insurance and overhead cost increases, partially offset by favorable real estate tax valuation and appeals results and modest utility cost growth (same store expenses increased 1.5% for the first six months of 2010 when compared with the same period in the prior year). The combination of expected flat to declining revenues and moderately increasing expense levels will have a negative impact on the Company’s results of operations for 2010.

Results of Operations

In conjunction with our business objectives and operating strategy, the Company continued to invest or recycle its capital investment in apartment properties located in strategically targeted markets during the six months ended June 30, 2010 as follows:

•

Acquired $682.6 million of apartment properties consisting of seven properties and 1,650 units at a weighted average capitalization (“cap”) rate (see definition below) of 5.6% and one land parcel for $12.0 million, all of which we deem to be in our strategic targeted markets;

•

Acquired an unoccupied completed development project for $166.8 million consisting of 559 units with an expected stabilized yield of 8.5% in the third year of ownership, which we deem to be in a strategic targeted market;

•

Acquired the 75% equity interest it did not previously own in seven unconsolidated properties consisting of 1,811 units at an implied cap rate of 8.4% in exchange for an approximate $30.0 million payment to its joint venture partner; and

•

Sold $145.9 million of consolidated apartment properties consisting of eight properties and 2,011 units at a weighted average cap rate of 7.5% and $42.7 million of unconsolidated apartment properties consisting of three properties and 640 units at a weighted average cap rate of 6.5%, as well as 2 condominium units for $0.4 million, the majority of which was in exit or less desirable markets.

The Company’s primary financial measure for evaluating each of its apartment communities is net operating income (“NOI”). NOI represents rental income less property and maintenance expense, real estate tax and insurance expense and property management expense. The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities. The cap rate is generally the first year NOI yield (net of replacements) on the Company’s investment.

Properties that the Company owned for all of both of the six months ended June 30, 2010 and 2009 (the “Six-Month 2010 Same Store Properties”), which represented 117,349 units, and properties that the Company owned for all of both of the quarters ended June 30, 2010 and 2009 (the “Second Quarter 2010 Same Store Properties”), which represented 117,349 units, impacted the Company’s results of operations. Both the Six-Month 2010 Same Store Properties and the Second Quarter 2010 Same Store Properties are discussed in the following paragraphs.

The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the six months and quarters ended June 30, 2010 and 2009. Dilution, as a result of the Company’s net asset sales last year, negatively impacts property net operating income. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009

For the six months ended June 30, 2010, the Company reported diluted earnings per share of $0.21 compared to $0.64 per share in the same period of 2009. The difference is primarily due to lower gains from property sales in 2010 and lower total property net operating income driven by lower same store NOI and dilution from the Company’s 2009 transaction activity, partially offset by the positive impact of NOI from 2010 transaction and lease-up activity.

For the six months ended June 30, 2010, income from continuing operations decreased approximately $17.2 million or 70.9% when compared to the six months ended June 30, 2009. The decrease in continuing operations is discussed below.

Revenues from the Six-Month 2010 Same Store Properties decreased $18.8 million primarily as a result of a decrease in average rental rates charged to residents, partially offset by an increase in occupancy. Expenses from the Six-Month 2010 Same Store Properties increased $5.3 million primarily due to increases in repairs and maintenance expenses (largely due to greater storm-related costs such as snow removal and roof repairs incurred during the first quarter), higher property management costs and increases in on-site payroll costs. The following tables provide comparative same store results and statistics for the Six-Month 2010 Same Store Properties:

June YTD 2010 vs. June YTD 2009

Same Store Results/Statistics

$ in thousands (except for Average Rental Rate) – 117,349 Same Store Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
YTD 2010	$891,910	$345,515	$546,395	$1,337	94.9%	26.1%
YTD 2009	$910,757	$340,260	$570,497	$1,383	93.7%	28.7%

Change	$(18,847)	$5,255	$(24,102)	$(46)	1.2%	(2.6%)

Change	(2.1%)	1.5%	(4.2%)	(3.3%)

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the period.

The following table provides comparative same store operating expenses for the Six-Month 2010 Same Store Properties:

June YTD 2010 vs. June YTD 2009

Same Store Operating Expenses

$ in thousands – 117,349 Same Store Units

	Actual YTD 2010	Actual YTD 2009	$ Change	% Change	% of Actual YTD 2010 Operating Expenses
Real estate taxes	$92,136	$92,380	$(244)	(0.3%)	26.7%
On-site payroll (1)	83,711	82,480	1,231	1.5%	24.2%
Utilities (2)	54,062	53,380	682	1.3%	15.6%
Repairs and maintenance (3)	50,856	48,877	1,979	4.0%	14.7%
Property management costs (4)	35,855	33,698	2,157	6.4%	10.4%
Insurance	11,273	11,268	5	0.0%	3.3%
Leasing and advertising	7,421	7,603	(182)	(2.4%)	2.1%
Other operating expenses (5)	10,201	10,574	(373)	(3.5%)	3.0%

Same store operating expenses	$345,515	$340,260	$5,255	1.5%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.
(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.
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

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Six-Month 2010 Same Store Properties:

	Six Months Ended June 30,
	2010	2009
	(Amounts in thousands)
Operating income	$240,002	$259,189
Adjustments:
Non-same store operating results	(39,575)	(4,073)
Fee and asset management revenue	(5,468)	(5,275)
Fee and asset management expense	3,660	3,985
Depreciation	326,965	284,952
General and administrative	20,811	20,595
Impairment	-	11,124

Same store NOI	$546,395	$570,497

For properties that the Company acquired prior to January 1, 2009 and expects to continue to own through December 31, 2010, the Company anticipates the following same store results for the full year ending December 31, 2010:

2010 Same Store Assumptions
Physical occupancy	95.0%
Revenue change	(0.5%) to 0.0%
Expense change	1.0% to 2.0%
NOI change	(2.0%) to (0.5%)

The Company anticipates consolidated rental acquisitions of $1.25 billion and consolidated rental dispositions of $850.0 million and a capitalization rate spread of 150 basis points for the full year ending December 31, 2010.

These 2010 assumptions are based on current expectations and are forward-looking.

Non-same store operating results increased approximately $35.5 million and consist primarily of properties acquired in calendar years 2009 and 2010, as well as operations from the Company’s completed development properties and corporate housing business. While the operations of the non-same store assets have been negatively impacted during the six months ended June 30, 2010 similar to the same store assets, the non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to increasing occupancy for properties in lease-up and a longer ownership period in 2010 than 2009. This increase primarily resulted from:

•	Development and other miscellaneous properties in lease-up of $15.7 million;
•	Newly stabilized development and other miscellaneous properties of $1.9 million;
•	Properties acquired in 2009 and 2010 of $20.2 million; and
•

Partially offset by an allocation of property management costs not included in same store results and operating activities from other miscellaneous operations, such as the Company’s corporate housing business.

See also Note 15 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, increased approximately $0.5 million or 40.2% primarily due to an increase in revenue earned on management of the Company’s military housing ventures at Fort Lewis and McChord Air Force Base.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses increased approximately $3.4 million or 9.1%. This increase is primarily attributable to an increase in payroll-related costs, legal and professional fees, education/conference expenses and real estate tax consulting fees.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $42.0 million or 14.7% primarily as a result of additional depreciation expense on properties acquired in 2009 and 2010, development properties placed in service and capital expenditures for all properties owned.

General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $0.2 million or 1.0% primarily due to higher payroll-related costs, partially offset by legal fees. The Company anticipates that general and administrative expenses will approximate $40.0 million to $41.0 million for the year ending December 31, 2010. The above assumption is based on current expectations and is forward-looking.

Impairment from continuing operations decreased approximately $11.1 million due to an impairment charge on land held for development taken during the six months ended June 30, 2009 that did not reoccur in 2010. See Note 16 in the Notes to Consolidated Financial Statements for further discussion.

Interest and other income from continuing operations decreased approximately $7.5 million or 59.5% primarily as a result of a decrease in interest earned on cash and cash equivalents and investment securities due to lower interest rates during the six months ended June 30, 2010 and lower overall balances as well as a gain on debt extinguishment recognized during the six months ended June 30, 2009 that did not reoccur in 2010, partially offset by an increase in insurance/litigation settlement proceeds. The Company anticipates that interest and other income will approximate $5.5 million to $6.5 million for the year ending December 31, 2010. The above assumption is based on current expectations and is forward-looking.

Other expenses from continuing operations increased approximately $5.7 million primarily due to an increase in pursuit cost write-offs as a result of the Company’s decision to reduce its development activities in prior periods as well as an increase in property acquisition costs incurred in conjunction with the Company’s significantly higher acquisition volume. The Company anticipates that other expenses will approximate $10.0 million to $12.0 million for the year ending December 31, 2010. The above assumption is based on current expectations and is forward looking.

Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $8.8 million or 3.6% primarily as a result of lower overall debt balances due to the significant debt repurchases in 2009 and lower rates, partially offset by interest expense on the $500.0 million mortgage pool that closed in June 2009 and lower capitalized interest. During the six months ended June 30, 2010, the Company capitalized interest costs of approximately $7.9 million as compared to $21.0 million for the six months ended June 30, 2009. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the six months ended June 30, 2010 was 5.14% as compared to 5.38% for the six months ended June 30, 2009. The Company anticipates that interest expense will approximate $477.5 million to $482.5 million for the year ending December 31, 2010. The above assumption is based on current expectations and is forward-looking.

Income and other tax expense from continuing operations decreased approximately $2.4 million or 99.2% primarily due to a decrease in franchise taxes for Texas and Tennessee as well as a decrease in business taxes for Washington, D.C. The Company anticipates that income and other tax expense will approximate $1.0 million for the year ending December 31, 2010. The above assumption is based on current expectations and is forward-looking.

Loss from investments in unconsolidated entities decreased approximately $1.3 million or 58.4% as compared to the six months ended June 30, 2009 primarily due to the Company’s $1.8 million share of defeasance costs incurred in conjunction with the extinguishment of cross-collateralized mortgage debt on one of the Company’s partially owned unconsolidated joint ventures taken during the six months ended June 30, 2009 that did not reoccur in 2010.

Net gain on sales of unconsolidated entities increased approximately $2.8 million primarily due to the gain on sale and revaluation of seven previously unconsolidated properties that were acquired from the Company’s joint venture partner, partially offset by a larger gain on sale for the property sold during the six months ended June 30, 2009 compared to the gain on sale for three properties sold during the six months ended June 30, 2010.

Discontinued operations, net decreased approximately $106.2 million or 63.6% between the periods under comparison. This decrease is primarily due to lower gains from property sales during the six months ended June 30, 2010 compared to the same period in 2009 and the operations of those properties. In addition, properties sold reflect operations for none of or a partial period in 2010 in contrast to a full or partial period in 2009. See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the quarter ended June 30, 2010 to the quarter ended June 30, 2009

For the quarter ended June 30, 2010, the Company reported diluted earnings per share of $0.02 compared to $0.35 per share in the same period of 2009. The difference is primarily due to lower gains from property sales in 2010 and lower total property net operating income driven by lower same store NOI, dilution from the Company’s 2009 transaction activity and lower interest and other income, partially offset by the positive impact of NOI from 2010 transaction and lease-up activity.

For the quarter ended June 30, 2010, income from continuing operations decreased approximately $2.9 million or 23.8% when compared to the quarter ended June 30, 2009. The decrease in continuing operations is discussed below.

Revenues from the Second Quarter 2010 Same Store Properties decreased $5.7 million primarily as a result of a decrease in average rental rates charged to residents, partially offset by an increase in occupancy. Expenses from the Second Quarter 2010 Same Store Properties increased $2.6 million primarily due to increases in property management costs and on-site payroll costs, partially offset by lower real estate taxes. The following tables provide comparative same store results and statistics for the Second Quarter 2010 Same Store Properties:

Second Quarter 2010 vs. Second Quarter 2009

Same Store Results/Statistics

$ in thousands (except for Average Rental Rate) – 117,349 Same Store Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
Q2 2010	$448,804	$169,010	$279,794	$1,342	95.1%	14.3%
Q2 2009	$454,461	$166,442	$288,019	$1,380	93.6%	15.1%

Change	$(5,657)	$2,568	$(8,225)	$(38)	1.5%	(0.8%)

Change	(1.2%)	1.5%	(2.9%)	(2.8%)

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the period.

The following table provides comparative same store operating expenses for the Second Quarter 2010 Same Store Properties:

Second Quarter 2010 vs. Second Quarter 2009

Same Store Operating Expenses

$ in thousands – 117,349 Same Store Units

	Actual Q2 2010	Actual Q2 2009	$ Change	% Change	% of Actual Q2 2010 Operating Expenses
Real estate taxes	$45,299	$46,190	$(891)	(1.9%)	26.8%
On-site payroll (1)	42,021	39,903	2,118	5.3%	24.9%
Utilities (2)	25,092	25,018	74	0.3%	14.8%
Repairs and maintenance (3)	24,772	24,432	340	1.4%	14.7%
Property management costs (4)	18,042	16,815	1,227	7.3%	10.7%
Insurance	5,637	5,634	3	0.1%	3.3%
Leasing and advertising	3,619	3,972	(353)	(8.9%)	2.1%
Other operating expenses (5)	4,528	4,478	50	1.1%	2.7%

Same store operating expenses	$169,010	$166,442	$2,568	1.5%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.
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

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Second Quarter 2010 Same Store Properties:

	Quarter Ended June 30,
	2010	2009
	(Amounts in thousands)
Operating income	$121,529	$126,944
Adjustments:
Non-same store operating results	(25,219)	(3,116)
Fee and asset management revenue	(3,046)	(2,412)
Fee and asset management expense	1,646	1,982
Depreciation	174,794	143,296
General and administrative	10,090	10,201
Impairment	-	11,124

Same store NOI	$279,794	$288,019

Non-same store operating results increased approximately $22.1 million and consist primarily of properties acquired in calendar years 2009 and 2010, as well as operations from the Company’s completed development properties and corporate housing business. While the operations of the non-same store assets have been negatively impacted during the quarter ended June 30, 2010 similar to the same store assets, the non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to increasing occupancy for properties in lease-up and a longer ownership period in 2010 than 2009. This increase primarily resulted from:

•	Development and other miscellaneous properties in lease-up of $8.6 million;
•	Newly stabilized development and other miscellaneous properties of $1.0 million;
•	Properties acquired in 2009 and 2010 of $12.7 million; and
•

Partially offset by an allocation of property management costs not included in same store results and operating activities from other miscellaneous operations, such as the Company’s corporate housing business.

See also Note 15 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, increased approximately $1.0 million primarily due to an increase in revenue earned on management of the Company’s military housing ventures at Fort Lewis and McChord Air Force Base.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses increased approximately $1.7 million or 9.3%. This increase is primarily attributable to an increase in payroll-related costs, education/conference expenses and travel expenses.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $31.5 million or 22.0% primarily as a result of additional depreciation expense on properties acquired in 2009 and 2010, development properties placed in service and capital expenditures for all properties owned.

General and administrative expenses from continuing operations, which include corporate operating expenses, decreased approximately $0.1 million or 1.1% primarily due to slightly lower payroll-related costs.

Impairment from continuing operations decreased approximately $11.1 million due to an impairment charge on land held for development taken during the second quarter of 2009 that did not reoccur in 2010. See Note 16 in the Notes to Consolidated Financial Statements for further discussion.

Interest and other income from continuing operations decreased approximately $3.7 million or 56.3% primarily as a result of a decrease in interest earned on cash and cash equivalents and investment securities due to lower interest rates during the quarter ended June 30, 2010 and lower overall balances, partially offset by an increase in insurance/litigation settlement proceeds.

Other expenses from continuing operations increased approximately $1.6 million primarily due to an increase in pursuit cost write-offs as a result of the Company’s decision to reduce its development activities in prior periods as well as an increase in property acquisition costs incurred in conjunction with the Company’s significantly higher acquisition volume.

Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $0.8 million or 0.7% primarily as a result of lower overall debt balances due to the significant debt repurchases in 2009 and lower rates, partially offset by interest expense on the $500.0 million mortgage pool that closed in June 2009 and lower capitalized interest. During the quarter ended June 30, 2010, the Company capitalized interest costs of approximately $3.5 million as compared to $10.4 million for the quarter ended June 30, 2009. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended June 30, 2010 was 5.06% as compared to 5.35% for the quarter ended June 30, 2009.

Income and other tax expense from continuing operations decreased approximately $0.4 million primarily due to a decrease in franchise taxes for Texas and Tennessee.

Loss from investments in unconsolidated entities decreased approximately $1.6 million or 77.3% as compared to the quarter ended June 30, 2009 primarily due to the Company’s $1.8 million share of defeasance costs incurred in conjunction with the extinguishment of cross-collateralized mortgage debt on one of the Company’s partially owned unconsolidated joint ventures taken during the second quarter of 2009 that did not reoccur in 2010.

Net gain on sales of unconsolidated entities increased approximately $5.1 million due to the gain on sale and revaluation of seven previously unconsolidated properties that were acquired from the Company’s joint venture partner.

Discontinued operations, net decreased approximately $92.9 million or 99.3% between the periods under comparison. This decrease is primarily a result of no consolidated property sales during the quarter ended June 30, 2010 compared to the same period in 2009. In addition, properties sold reflect operations for none of or a partial period in 2010 in contrast to a full or partial period in 2009. See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

As of January 1, 2010, the Company had approximately $193.3 million of cash and cash equivalents, its restricted 1031 exchange proceeds totaled $244.3 million and it had $1.37 billion available under its revolving credit facility (net of $56.7 million which was restricted/dedicated to support letters of credit and $75.0 million which had been committed by a now bankrupt financial institution and is not available for borrowing). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at June 30, 2010 was approximately $48.0 million, its restricted 1031 exchange proceeds totaled $13.0 million and the amount available on the Company’s revolving credit facility was $1.02 billion (net of $86.1 million which was restricted/dedicated to support letters of credit, net of $320.0 million outstanding and net of the $75.0 million discussed above).

During the six months ended June 30, 2010, the Company generated proceeds from various transactions, which included the following:

•	Disposed of 11 properties and 2 condominium units, receiving net proceeds of approximately $106.4 million;
•	Obtained $105.0 million in new mortgage financing; and
•	Issued approximately 2.7 million Common Shares and received net proceeds of $83.2 million.

During the six months ended June 30, 2010, the above proceeds were primarily utilized to:

•	Acquire eight rental properties and one land parcel for approximately $684.6 million;
•	Acquire the 75% equity interest it did not previously own in seven unconsolidated properties consisting of 1,811 units in exchange for an approximate $26.9 million payment to its joint venture partner (net of $3.1 million in cash acquired);
•	Invest $66.9 million primarily in development projects;
•	Repurchase 58,130 Common Shares, utilizing cash of $1.9 million (see Note 3); and
•	Repay $408.4 million of mortgage loans.

In September 2009, the Company announced the establishment of an At-The-Market (“ATM”) share offering program which would allow the Company to sell up to 17.0 million Common Shares from time to time over the next three years into the existing trading market at current market prices as well as through negotiated transactions. The Company may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by the Company. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Company’s Common Shares and determinations of the appropriate sources of funding for the Company. During the six months ended June 30, 2010, the Company issued approximately 1.1 million Common Shares at an average price of $33.87 per share for total consideration of approximately $35.8 million through the ATM program. Cumulative to date, the Company has issued approximately 4.6 million Common Shares at an average price of $35.03 for total consideration of approximately $159.5 million. The Company’s most recent issuance under this program was on January 14, 2010. The Company has 12.4 million Common Shares remaining available for issuance under the ATM program.

Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, the Company may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. The Company repurchased $1.9 million (58,130 shares at an average price per share of $32.46) of its Common Shares during the six months ended June 30, 2010. As of June 30, 2010, the Company had authorization to repurchase an additional $464.6 million of its shares. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.

The Company’s total debt summary and debt maturity schedules as of June 30, 2010 are as follows:

Debt Summary as of June 30, 2010

(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$4,754,601	49.2%	4.86%	8.5
Unsecured	4,904,800	50.8%	4.91%	4.2

Total	$9,659,401	100.0%	4.89%	6.3

Fixed Rate Debt:
Secured – Conventional	$3,796,247	39.3%	5.77%	7.1
Unsecured – Public/Private	3,775,953	39.1%	5.84%	4.9

Fixed Rate Debt	7,572,200	78.4%	5.80%	6.0

Floating Rate Debt:
Secured – Conventional	352,712	3.6%	2.44%	3.5
Secured – Tax Exempt	605,642	6.3%	0.55%	20.9
Unsecured – Public/Private	808,847	8.4%	1.70%	1.8
Unsecured – Revolving Credit Facility	320,000	3.3%	0.66%	1.7

Floating Rate Debt	2,087,201	21.6%	1.36%	7.3

Total	$9,659,401	100.0%	4.89%	6.3

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the six months ended June 30, 2010.

Note: The Company capitalized interest of approximately $7.9 million and $21.0 million during the six months ended June 30, 2010 and 2009, respectively. The Company capitalized interest of approximately $3.5 million and $10.4 million during the quarters ended June 30, 2010 and June 30, 2009, respectively.

Debt Maturity Schedule as of June 30, 2010

(Amounts in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2010	$27,197		$51,797		$78,994	0.8%	7.61%	4.00%
2011	1,066,609	(2)	740,906	(3)	1,807,515	18.7%	5.51%	3.87%
2012	763,301		323,834	(4)	1,087,135	11.3%	5.70%	4.23%
2013	266,597		309,351		575,948	6.0%	6.76%	4.90%
2014	517,687		22,045		539,732	5.6%	5.28%	5.20%
2015	355,940		-		355,940	3.7%	6.41%	6.41%
2016	1,089,484		-		1,089,484	11.3%	5.32%	5.32%
2017	1,355,744		456		1,356,200	14.0%	5.87%	5.87%
2018	336,093		44,677		380,770	3.9%	5.95%	5.45%
2019	502,244		20,766		523,010	5.4%	5.19%	5.01%
2020+	1,291,304		573,369		1,864,673	19.3%	6.11%	4.88%

Total	$7,572,200		$2,087,201		$9,659,401	100.0%	5.86%	4.90%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of June 30, 2010.
(2)

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

(4)	Includes $320.0 million outstanding on the Company’s unsecured revolving credit facility. As of June 30, 2010, there was approximately $1.02 billion available on this facility.

The following table provides a summary of the Company’s unsecured debt as of June 30, 2010:

Unsecured Debt Summary as of June 30, 2010

(Amounts in thousands)

	Coupon Rate	Due Date		Face Amount	Unamortized Premium/ (Discount)	Net Balance
Fixed Rate Notes:
	6.950%	03/02/11		$93,096	$602	$93,698
	6.625%	03/15/12		253,858	(321)	253,537
	5.500%	10/01/12		222,133	(493)	221,640
	5.200%	04/01/13	(1)	400,000	(325)	399,675
Fair Value Derivative Adjustments			(1)	(300,000)	-	(300,000)
	5.250%	09/15/14		500,000	(259)	499,741
	6.584%	04/13/15		300,000	(535)	299,465
	5.125%	03/15/16		500,000	(305)	499,695
	5.375%	08/01/16		400,000	(1,129)	398,871
	5.750%	06/15/17		650,000	(3,560)	646,440
	7.125%	10/15/17		150,000	(473)	149,527
	7.570%	08/15/26		140,000	-	140,000
	3.850%	08/15/26	(2)	482,545	(8,881)	473,664

				3,791,632	(15,679)	3,775,953

Floating Rate Notes:
		04/01/13	(1)	300,000	-	300,000
Fair Value Derivative Adjustments			(1)	8,847	-	8,847
Term Loan Facility	LIBOR+0.50%	10/05/11	(3)(4)	500,000	-	500,000

				808,847	-	808,847

Revolving Credit Facility:	LIBOR+0.50%	02/28/12	(3)(5)	320,000	-	320,000

Total Unsecured Debt				$4,920,479	$(15,679)	$4,904,800

(1)	$300.0 million in fair value interest rate swaps converts a portion of the 5.200% notes due April 1, 2013 to a floating interest rate.
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

(5)

Represents amount outstanding on the Company’s unsecured revolving credit facility which matures on February 28, 2012. As of June 30, 2010, there was approximately $1.02 billion available on this facility.

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

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of June 30, 2010 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange; (ii) the “Common Share Equivalent” of all convertible preferred shares; and (iii) the liquidation value of all perpetual preferred shares outstanding.

Capital Structure as of June 30, 2010

(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$4,754,601	49.2%
Unsecured Debt			4,904,800	50.8%

Total Debt			9,659,401	100.0%	43.4%

Common Shares (includes Restricted Shares)	283,442,674	95.3%
Units (includes OP Units and LTIP Units)	13,899,303	4.7%

Total Shares and Units	297,341,977	100.0%
Common Share Equivalents (see below)	394,143

Total outstanding at quarter-end	297,736,120
Common Share Price at June 30, 2010	$41.64

			12,397,732	98.4%
Perpetual Preferred Equity (see below)			200,000	1.6%

Total Equity			12,597,732	100.0%	56.6%

Total Market Capitalization			$22,257,133		100.0%

Convertible Preferred Equity as of June 30, 2010

(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount	Weighted Average Rate	Conversion Ratio	Common Share Equivalents
Preferred Shares:
7.00% Series E	11/1/98	324,966	$8,124	$1.75	$569		1.1128	361,622
7.00% Series H	6/30/98	22,459	562	1.75	39		1.4480	32,521

Total Convertible Preferred Equity		347,425	$8,686		$608	7.00%		394,143

Perpetual Preferred Equity as of June 30, 2010

(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount	Weighted Average Rate
Preferred Shares:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
6.48% Series N	6/19/08	600,000	150,000	16.20	9,720

Total Perpetual Preferred Equity		1,600,000	$200,000		$13,865	6.93%

The Company generally expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, through its working capital, net cash provided by operating activities and borrowings under its revolving credit facility. Under normal operating conditions, the Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. However, there may be times when the Company experiences shortfalls in its coverage of distributions, which may cause the Company to consider reducing its distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, the Company’s financial condition may be adversely affected and it may not be able to maintain its current distribution levels. The Company reduced its quarterly common share dividend beginning with the dividend for the third quarter of 2009, from $0.4825 per share (an annual rate of $1.93 per share) to $0.3375 per share (an annual rate of $1.35 per share). The Company believes that its expected 2010 operating cash flow is sufficient to cover budgeted capital expenditures and distributions at the current rate.

The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of secured and unsecured debt and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties as well as joint ventures. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $19.4 billion in investment in real estate on the Company’s balance sheet at June 30, 2010, $12.1 billion or 62.6% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

The Operating Partnership’s credit ratings from Standard & Poors (“S&P”), Moody’s and Fitch for its outstanding senior debt are BBB+, Baa1 and A-, respectively. The Company’s equity ratings from S&P, Moody’s and Fitch for its outstanding preferred equity are BBB+, Baa2 and BBB, respectively. During the third quarter of 2009, Moody’s and Fitch placed both the Company and the Operating Partnership on negative outlook.

The Operating Partnership has a $1.425 billion (net of $75.0 million which had been committed by a now bankrupt financial institution and is not available for borrowing) long-term revolving credit facility with available borrowings as of July 29, 2010 of $1.34 billion (net of $86.1 million which was restricted/dedicated to support letters of credit and net of the $75.0 million discussed above) that matures in February 2012 (see Note 10 in the Notes to Consolidated Financial Statements for further discussion). This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.

On July 16, 2010, the Company experienced the collapse of a portion of the parking garage at one of its rental properties (Prospect Towers in Hackensack, New Jersey) and estimates that the costs (both expensed and capitalized), including providing for residents’ interim needs, lost revenue and garage reconstruction, will be approximately $12.0 million, after insurance reimbursements of $8.0 million. Costs to rebuild the garage will be capitalized as incurred. Other costs, like those to accommodate displaced residents, lost revenue due to the high-rise portion of the project being temporarily unavailable for occupancy and legal costs, will reduce earnings as they are incurred. Generally, insurance proceeds will be recorded as increases to earnings as they are received, most likely in 2011 or beyond.

See Note 16 in the Notes to Consolidated Financial Statements for discussion of other events which occurred subsequent to June 30, 2010.

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

For the six months ended June 30, 2010, our actual improvements to real estate totaled approximately $59.2 million. This includes the following (amounts in thousands except for unit and per unit amounts):

Capital Expenditures to Real Estate

For the Six Months Ended June 30, 2010

	Total Units (1)	Replacements (2)	Avg. Per Unit	Building Improvements	Avg. Per Unit	Total	Avg. Per Unit
Same Store Properties (3)	117,349	$33,724	$287	$21,683	$185	$55,407	$472
Non-Same Store Properties (4)	9,470	1,182	165	2,403	336	3,585	501
Other (5)	-	137		53		190

Total	126,819	$35,043		$24,139		$59,182

(1)

Total Units – Excludes 5,635 unconsolidated units and 4,637 military housing units, for which repairs and maintenance expenses and capital expenditures to real estate are self-funded and do not consolidate into the Company’s results.

(2)

Replacements – Includes new expenditures inside the units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $13.7 million spent on various assets related to unit renovations/rehabs (primarily kitchens and baths) designed to reposition these assets for higher rental levels in their respective markets.

(3)	Same Store Properties – Primarily includes all properties acquired or completed and stabilized prior to January 1, 2009, less properties subsequently sold.
(4)

Non-Same Store Properties – Primarily includes all properties acquired during 2009 and 2010, plus any properties in lease-up and not stabilized as of January 1, 2009. Per unit amounts are based on a weighted average of 7,153 units.

(5)	Other – Primarily includes expenditures for properties sold during the period.

For 2010, the Company estimates that it will spend approximately $1,075 per unit of capital expenditures for its same store properties inclusive of unit renovation/rehab costs, or $825 per unit excluding unit renovation/rehab costs. The above assumptions are based on current expectations and are forward-looking.

During the six months ended June 30, 2010, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $0.6 million. The Company expects to fund approximately $1.0 million in total additions to non-real estate property for the remainder of 2010. The above assumption is based on current expectations and is forward-looking.

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

See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at June 30, 2010.

Other

Total distributions paid in July 2010 amounted to $102.9 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the second quarter ended June 30, 2010.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has co-invested in various properties that are unconsolidated and accounted for under the equity method of accounting. Management does not believe these investments have a materially different impact upon the

Company’s liquidity, cash flows, capital resources, credit or market risk than its other property management and ownership activities. During 2000 and 2001, the Company entered into institutional ventures with an unaffiliated partner. At the respective closing dates, the Company sold and/or contributed 45 properties containing 10,846 units to these ventures and retained a 25% ownership interest in the ventures. The Company’s joint venture partner contributed cash equal to 75% of the agreed-upon equity value of the properties comprising the ventures, which was then distributed to the Company. The Company’s strategy with respect to these ventures was to reduce its concentration of properties in a variety of markets. The Company sold seven properties consisting of 1,684 units (including one property containing 250 units which was acquired by the Company) and three properties consisting of 670 units during the years ended December 31, 2009 and 2008, respectively. In addition, the Company sold three properties consisting of 640 units and acquired its partner’s interest in seven properties consisting of 1,811 units during the six months ended June 30, 2010. The Company and its joint venture partner currently intend to wind up these investments over the next few years by buying or selling the related assets, which may involve refinancing the assets as a majority of the debt encumbering them matures in 2010 and early 2011. See Note 6 for a description of debt maturities.

As of June 30, 2010, the Company has five projects totaling 1,499 units in various stages of development with estimated completion dates ranging through September 30, 2012. The development agreements currently in place are discussed in detail in Note 14 of the Company’s Consolidated Financial Statements.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets, including its investments in real estate, for indicators of impairment. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal and environmental concerns, as well as the Company’s ability to hold and its intent with regard to each asset. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted.

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

Funds From Operations

For the six months ended June 30, 2010, Funds From Operations (“FFO”) available to Common Shares and Units decreased by $14.2 million or 4.2% as compared to the six months ended June 30, 2009.

For the quarter ended June 30, 2010, FFO available to Common Shares and Units increased by $6.4 million or 3.8% as compared to the quarter ended June 30, 2009.

The following is a reconciliation of net income to FFO available to Common Shares and Units for the six months and quarters ended June 30, 2010 and 2009:

Funds From Operations

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2010	2009	2010	2009
Net income	$67,945	$191,353	$10,089	$105,932
Adjustments:
Net (income) loss attributable to Noncontrolling Interests:
Preference Interests and Units	-	(7)	-	(3)
Partially Owned Properties	435	74	185	5
Depreciation	326,965	284,952	174,794	143,296
Depreciation – Non-real estate additions	(3,369)	(3,792)	(1,676)	(1,894)
Depreciation – Partially Owned and Unconsolidated Properties	7	431	(4)	248
Net (gain) loss on sales of unconsolidated entities	(5,557)	(2,759)	(5,079)	6
Discontinued operations:
Depreciation	711	16,883	148	8,051
Net (gain) on sales of discontinued operations	(60,253)	(145,798)	(217)	(83,927)
Net incremental gain on sales of condominium units	631	335	243	399

FFO (1) (2)	327,515	341,672	178,483	172,113
Preferred distributions	(7,238)	(7,240)	(3,618)	(3,620)

FFO available to Common Shares and Units (1) (2)	$320,277	$334,432	$174,865	$168,493

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

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of June 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to in Item 4(a) above that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) Unregistered Common Shares Issued in the Quarter Ended June 30, 2010

During the quarter ended June 30, 2010, the Company issued 172,612 Common Shares in exchange for 172,612 OP Units held by various limited partners of the Operating Partnership. OP Units are generally exchangeable into Common Shares of EQR on a one-for-one basis or, at the option of the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by the Company from the limited partners in connection with these transactions, the Company believes it may rely on these exemptions.

Item 4.	(Removed and Reserved).

Item 6.	Exhibits – See the Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date: August 5, 2010	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and
Chief Financial Officer

Date: August 5, 2010	By:	/s/ Ian S. Kaufman
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

Exhibit	Description	Location

4.1	Form of 4.75% Note due July 15, 2020.	Included as Exhibit 4.1 to the Operating Partnership’s Form 8-K dated July 12, 2010, filed on July 15, 2010.

10.1*	Amendment to the Equity Residential Supplemental Executive Retirement Plan	Attached herein

31.1	Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2	Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of the Company.	Attached herein.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Financial Officer of the Company.	Attached herein.

101	XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.	Attached herein.

*	Management contracts and compensatory plans or arrangements filed as exhibits to this report are identified by an asterisk.