Form 10-Q
period 2010-09-30
EQUITY RESIDENTIAL
filed 2010-11-04
CIK 906107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on October 28, 2010 was 284,447,059.

EQUITY RESIDENTIAL

			PAGE
PART I.

	Item 1.

		Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	2

		Consolidated Statements of Operations for the nine months and quarters ended September 30, 2010 and 2009	3 to 4

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	5 to 7

		Consolidated Statement of Changes in Equity for the nine months ended September 30, 2010	8 to 9

		Notes to Consolidated Financial Statements	10 to 28

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29 to 48

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48

	Item 4.	Controls and Procedures	49

PART II.

	Item 1.	Legal Proceedings	50

	Item 1A.	Risk Factors	50

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

	Item 4.	(Removed and Reserved)	50

	Item 6.	Exhibits	50
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Investment in real estate
Land	$4,093,508	$3,650,324
Depreciable property	15,161,007	13,893,521
Projects under development	499,037	668,979
Land held for development	290,819	252,320

Investment in real estate	20,044,371	18,465,144
Accumulated depreciation	(4,313,502)	(3,877,564)

Investment in real estate, net	15,730,869	14,587,580

Cash and cash equivalents	43,660	193,288
Investments in unconsolidated entities	—	6,995
Deposits — restricted	109,608	352,008
Escrow deposits — mortgage	19,632	17,292
Deferred financing costs, net	44,488	46,396
Other assets	138,572	213,956

Total assets	$16,086,829	$15,417,515

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$4,845,244	$4,783,446
Notes, net	5,185,283	4,609,124
Lines of credit	146,000	—
Accounts payable and accrued expenses	111,121	58,537
Accrued interest payable	71,374	101,849
Other liabilities	341,209	272,236
Security deposits	62,549	59,264
Distributions payable	102,653	100,266

Total liabilities	10,865,433	9,984,722

Commitments and contingencies

Redeemable Noncontrolling Interests — Operating Partnership	357,702	258,280

Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 1,946,125 shares issued and outstanding as of September 30, 2010 and 1,950,925 shares issued and outstanding as of December 31, 2009	208,653	208,773
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 283,971,112 shares issued and outstanding as of September 30, 2010 and 279,959,048 shares issued and outstanding as of December 31, 2009	2,840	2,800
Paid in capital	4,503,250	4,477,426
Retained earnings	150,344	353,659
Accumulated other comprehensive (loss) income	(116,464)	4,681

Total shareholders’ equity	4,748,623	5,047,339
Noncontrolling Interests:
Operating Partnership	106,531	116,120
Partially Owned Properties	8,540	11,054

Total Noncontrolling Interests	115,071	127,174

Total equity	4,863,694	5,174,513

Total liabilities and equity	$16,086,829	$15,417,515

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2010	2009	2010	2009
REVENUES
Rental income	$1,517,302	$1,433,865	$525,228	$477,588
Fee and asset management	7,596	7,928	2,128	2,653

Total revenues	1,524,898	1,441,793	527,356	480,241

EXPENSES
Property and maintenance	386,518	363,354	135,000	122,305
Real estate taxes and insurance	175,491	158,306	61,189	54,579
Property management	60,548	56,457	19,401	18,725
Fee and asset management	4,364	5,916	704	1,931
Depreciation	500,173	428,751	173,642	144,165
General and administrative	31,035	30,476	10,224	9,881
Impairment	—	11,124	—	—

Total expenses	1,158,129	1,054,384	400,160	351,586

Operating income	366,769	387,409	127,196	128,655

Interest and other income	5,325	15,850	208	3,214
Other expenses	(9,513)	(2,228)	(3,487)	(1,922)
Interest:
Expense incurred, net	(353,652)	(360,021)	(122,854)	(121,166)
Amortization of deferred financing costs	(7,970)	(9,311)	(2,457)	(3,101)

Income (loss) before income and other taxes, (loss) income from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities and land parcels and discontinued operations	959	31,699	(1,394)	5,680
Income and other tax (expense) benefit	(311)	(2,844)	(293)	(459)
(Loss) income from investments in unconsolidated entities	(735)	(2,372)	188	(151)
Net gain on sales of unconsolidated entities	28,101	6,718	22,544	3,959
Net (loss) on sales of land parcels	(1,161)	—	(1,161)	—

Income from continuing operations	26,853	33,201	19,884	9,029
Discontinued operations, net	70,918	301,517	9,942	134,336

Net income	97,771	334,718	29,826	143,365
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(4,167)	(18,119)	(1,231)	(7,699)
Preference Interests and Units	—	(9)	—	(2)
Partially Owned Properties	623	391	188	317

Net income attributable to controlling interests	94,227	316,981	28,783	135,981
Preferred distributions	(10,855)	(10,859)	(3,617)	(3,619)

Net income available to Common Shares	$83,372	$306,122	$25,166	$132,362

Earnings per share — basic:
Income from continuing operations available to Common Shares	$0.06	$0.08	$0.06	$0.02

Net income available to Common Shares	$0.30	$1.12	$0.09	$0.48

Weighted average Common Shares outstanding	281,867	272,966	282,717	273,658

Earnings per share — diluted:
Income from continuing operations available to Common Shares	$0.06	$0.08	$0.05	$0.02

Net income available to Common Shares	$0.29	$1.12	$0.09	$0.48

Weighted average Common Shares outstanding	299,031	289,518	300,379	290,215

Distributions declared per Common Share outstanding	$1.0125	$1.3025	$0.3375	$0.3375

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Amounts in thousands except per share data)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2010	2009	2010	2009
Comprehensive (loss) income:

Net income	$97,771	$334,718	$29,826	$143,365
Other comprehensive (loss) income — derivative instruments:
Unrealized holding (losses) gains arising during the period	(123,472)	12,193	(37,726)	(462)
Losses reclassified into earnings from other comprehensive income	2,379	3,014	914	709
Other	—	449	—	—
Other comprehensive (loss) income — other instruments:
Unrealized holding (losses) gains arising during the period	(52)	3,450	14	339
(Gains) realized during the period	—	(4,943)	—	—

Comprehensive (loss) income	(23,374)	348,881	(6,972)	143,951
Comprehensive (income) attributable to Noncontrolling Interests	(3,544)	(17,737)	(1,043)	(7,384)

Comprehensive (loss) income attributable to controlling interests	$(26,918)	$331,144	$(8,015)	$136,567

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$97,771	$334,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	501,695	451,487
Amortization of deferred financing costs	7,981	9,646
Amortization of discounts on investment securities	—	(1,661)
Amortization of discounts and premiums on debt	1,454	3,346
Amortization of deferred settlements on derivative instruments	1,978	2,003
Impairment	—	11,124
Write-off of pursuit costs	3,512	1,973
Property acquisition costs	6,001	255
Loss from investments in unconsolidated entities	735	2,372
Distributions from unconsolidated entities — return on capital	61	129
Net (gain) on sales of investment securities	—	(4,943)
Net (gain) on sales of unconsolidated entities	(28,101)	(6,718)
Net loss on sales of land parcels	1,161	—
Net (gain) on sales of discontinued operations	(69,538)	(274,933)
Loss (gain) on debt extinguishments	158	(4,420)
Unrealized loss (gain) on derivative instruments	1	(2)
Compensation paid with Company Common Shares	14,716	13,975

Changes in assets and liabilities:
Decrease in deposits — restricted	75	4,890
(Increase) decrease in other assets	(6,385)	4,353
Increase in accounts payable and accrued expenses	66,070	35,555
(Decrease) in accrued interest payable	(31,257)	(40,876)
(Decrease) in other liabilities	(4,150)	(6,167)
Increase (decrease) in security deposits	2,744	(3,838)

Net cash provided by operating activities	566,682	532,268

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate — acquisitions	(1,108,014)	(18,500)
Investment in real estate — development/other	(98,282)	(268,213)
Improvements to real estate	(98,959)	(93,049)
Additions to non-real estate property	(1,022)	(1,315)
Interest capitalized for real estate under development	(10,196)	(28,704)
Proceeds from disposition of real estate, net	134,603	729,153
Distributions from unconsolidated entities — return of capital	26,924	5,396
Purchase of investment securities	—	(52,822)
Proceeds from sale of investment securities	25,000	215,753
Property acquisition costs	(6,001)	(255)
Decrease (increase) in deposits on real estate acquisitions, net	248,547	(246,835)
(Increase) decrease in mortgage deposits	(2,340)	775
Consolidation of previously unconsolidated properties	(26,854)	—
Acquisition of Noncontrolling Interests — Partially Owned Properties	(1,936)	(11,480)

Net cash (used for) provided by investing activities	(918,530)	229,904

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(7,897)	$(9,203)
Mortgage notes payable:
Proceeds	124,020	657,785
Restricted cash	36,411	34,655
Lump sum payoffs	(491,100)	(774,481)
Scheduled principal repayments	(12,508)	(13,701)
(Loss) gain on debt extinguishments	(158)	2,400
Notes, net:
Proceeds	595,422	—
Lump sum payoffs	—	(505,849)
Gain on debt extinguishments	—	2,020
Lines of credit:
Proceeds	4,375,125	—
Repayments	(4,229,125)	—
(Payments on) proceeds from settlement of derivative instruments	(10,040)	11,253
Proceeds from sale of Common Shares	73,356	—
Proceeds from Employee Share Purchase Plan (ESPP)	4,251	4,698
Proceeds from exercise of options	57,933	7,420
Common Shares repurchased and retired	(1,887)	(1,124)
Payment of offering costs	(730)	(463)
Other financing activities, net	(33)	(8)
Contributions — Noncontrolling Interests — Partially Owned Properties	222	893
Contributions — Noncontrolling Interests — Operating Partnership	—	78
Distributions:
Common Shares	(284,185)	(395,786)
Preferred Shares	(10,858)	(10,859)
Preference Interests and Units	—	(11)
Noncontrolling Interests — Operating Partnership	(14,187)	(23,736)
Noncontrolling Interests — Partially Owned Properties	(1,812)	(1,359)

Net cash provided by (used for) financing activities	202,220	(1,015,378)

Net (decrease) in cash and cash equivalents	(149,628)	(253,206)
Cash and cash equivalents, beginning of period	193,288	890,794

Cash and cash equivalents, end of period	$43,660	$637,588

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$377,467	$396,922

Net cash (received) paid for income and other taxes	$(2,892)	$4,047

Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$338,196	$—

Valuation of OP Units	$7,433	$1,034

Mortgage loans (assumed) by purchaser	$(39,999)	$(4,387)

Amortization of deferred financing costs:
Investment in real estate, net	$(1,824)	$(2,936)

Deferred financing costs, net	$9,805	$12,582

Amortization of discounts and premiums on debt:
Investment in real estate, net	$—	$(3)

Mortgage notes payable	$(5,048)	$(4,631)

Notes, net	$6,502	$7,980

Amortization of deferred settlements on derivative instruments:
Other liabilities	$(401)	$(1,011)

Accumulated other comprehensive loss	$2,379	$3,014

Unrealized loss (gain) on derivative instruments:
Other assets	$13,788	$(9,910)

Mortgage notes payable	$6	$(1,755)

Notes, net	$9,835	$866

Other liabilities	$99,844	$(1,396)

Accumulated other comprehensive (loss) income	$(123,472)	$12,193

(Payments on) proceeds from settlement of derivative instruments:
Other assets	$—	$11,253

Other liabilities	$(10,040)	$—

Consolidation of previously unconsolidated properties:
Investment in real estate, net	$(105,065)	$—

Investments in unconsolidated entities	$7,376	$—

Deposits — restricted	$(42,633)	$—

Mortgage notes payable	$112,631	$—

Net other assets recorded	$837	$—

Other
Receivable on sale of Common Shares	$37,550	$—

Transfer from notes, net to mortgage notes payable	$35,600	$—

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

Nine Months Ended
SHAREHOLDERS’ EQUITY	September 30, 2010
PREFERRED SHARES
Balance, beginning of year	$208,773
Conversion of 7.00% Series E Cumulative Convertible	(120)

Balance, end of period	$208,653

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$2,800
Conversion of OP Units into Common Shares	6
Issuance of Common Shares	10
Exercise of share options	20
Employee Share Purchase Plan (ESPP)	2
Share-based employee compensation expense:
Restricted shares	2

Balance, end of period	$2,840

PAID IN CAPITAL
Balance, beginning of year	$4,477,426
Common Share Issuance:
Conversion of Preferred Shares into Common Shares	120
Conversion of OP Units into Common Shares	13,272
Issuance of Common Shares	35,796
Exercise of share options	57,913
Employee Share Purchase Plan (ESPP)	4,249
Share-based employee compensation expense:
Restricted shares	7,346
Share options	5,807
ESPP discount	1,122
Common Shares repurchased and retired	(1,887)
Offering costs	(730)
Supplemental Executive Retirement Plan (SERP)	7,657
Acquisition of Noncontrolling Interests — Partially Owned Properties	(1,313)
Change in market value of Redeemable Noncontrolling Interests — Operating Partnership	(108,576)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	5,048

Balance, end of period	$4,503,250

RETAINED EARNINGS
Balance, beginning of year	$353,659
Net income attributable to controlling interests	94,227
Common Share distributions	(286,687)
Preferred Share distributions	(10,855)

Balance, end of period	$150,344

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of year	$4,681
Accumulated other comprehensive (loss) — derivative instruments:
Unrealized holding (losses) arising during the period	(123,472)
Losses reclassified into earnings from other comprehensive income	2,379
Accumulated other comprehensive (loss) — other instruments:
Unrealized holding (losses) arising during the period	(52)

Balance, end of period	$(116,464)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)
(Amounts in thousands)
(Unaudited)

Nine Months Ended
NONCONTROLLING INTERESTS	September 30, 2010
OPERATING PARTNERSHIP
Balance, beginning of year	$116,120
Issuance of OP Units to Noncontrolling Interests	7,433
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(13,278)
Equity compensation associated with Noncontrolling Interests	2,058
Net income attributable to Noncontrolling Interests	4,167
Distributions to Noncontrolling Interests	(14,075)
Change in carrying value of Redeemable Noncontrolling Interests — Operating Partnership	9,154
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(5,048)

Balance, end of period	$106,531

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$11,054
Net (loss) attributable to Noncontrolling Interests	(623)
Contributions by Noncontrolling Interests	222
Distributions to Noncontrolling Interests	(1,831)
Acquisition of Noncontrolling Interests — Partially Owned Properties	(500)
Other	218

Balance, end of period	$8,540

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
          EQR is the general partner of, and as of September 30, 2010 owned an approximate 95.3% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”). The Company is structured as an umbrella partnership REIT (“UPREIT”) under which all property ownership and related business operations are conducted through the Operating Partnership and its subsidiaries. References to the “Company” include EQR, the Operating Partnership and those entities owned or controlled by the Operating Partnership and/or EQR.
          As of September 30, 2010, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 471 properties located in 18 states and the District of Columbia consisting of 133,029 units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Units
Wholly Owned Properties	445	123,327
Partially Owned Properties — Consolidated	24	5,022
Military Housing	2	4,680

	471	133,029
2. Summary of Significant Accounting Policies
     Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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

          Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected amortization of goodwill, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of September 30, 2010, the Company has recorded a deferred tax asset of approximately $42.5 million, which is fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.
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
          The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. The Company is the controlling partner in various consolidated partnerships owning 24 properties and 5,022 units and various completed and uncompleted development properties having a noncontrolling interest book value of $8.5 million at September 30, 2010. Some of these partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of September 30, 2010, the Company estimates the value of Noncontrolling Interest distributions would have been approximately $62.2 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on September 30, 2010 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company’s Partially Owned Properties is subject to change. To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.
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
          Effective January 1, 2009, issuers of certain convertible debt instruments that may be settled in cash on conversion were required to separately account for the liability and equity components of the instrument in a manner that reflects each issuer’s nonconvertible debt borrowing rate. As the Company is required to apply this retrospectively, the accounting for the Operating Partnership’s $650.0 million ($482.5 million outstanding at September 30, 2010) 3.85% convertible unsecured notes that were issued in August 2006 and mature in August 2026 was affected. The Company recognized $13.9 million and $15.5 million in interest expense related to the stated coupon rate of 3.85% for the nine months ended September 30, 2010 and 2009, respectively. The amount of the conversion option as of the date of issuance calculated by the Company using a 5.80% effective interest rate was $44.3 million and is being amortized to interest expense over the expected life of the convertible notes (through the first put date on August 18, 2011). Total amortization of the cash discount and conversion option discount on the unsecured notes resulted in a reduction to earnings of approximately $5.8 million and $7.2 million, respectively, or $0.02 per share and $0.02 per share, respectively, for the nine months ended September 30, 2010 and 2009, and is anticipated to result in a reduction to earnings of approximately $7.8 million or $0.03 per share during the full year of 2010 assuming the Company does not repurchase any additional amounts of this debt. In addition, the Company decreased the January 1, 2009 balance of retained earnings by $27.0 million, decreased the January 1, 2009 balance of notes by $17.3 million and increased the January 1, 2009 balance of paid in capital by $44.3 million. The carrying amount of the conversion option remaining in paid in capital was $44.3 million at both September 30, 2010 and December 31, 2009. The unamortized cash and conversion option discounts totaled $6.9 million and $12.8 million at September 30, 2010 and December 31, 2009, respectively.
3. Equity and Redeemable Noncontrolling Interests
          The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and Long-Term Incentive Plan (“LTIP”) Units) for the nine months ended September 30, 2010:

2010
Common Shares
Common Shares outstanding at January 1,	279,959,048

Common Shares Issued:
Conversion of Series E Preferred Shares	5,340
Conversion of OP Units	622,321
Issuance of Common Shares	1,057,304
Exercise of share options	2,035,178
Employee Share Purchase Plan (ESPP)	136,453
Restricted share grants, net	213,598

Common Shares Other:
Repurchased and retired	(58,130)

Common Shares outstanding at September 30,	283,971,112

Units
Units outstanding at January 1,	14,197,969
Issuance of LTIP Units	94,096
OP Units issued through acquisitions	189,700
Conversion of OP Units to Common Shares	(622,321)

Units outstanding at September 30,	13,859,444

Total Common Shares and Units outstanding at September 30,	297,830,556

Units Ownership Interest in Operating Partnership	4.7%
          In September 2009, the Company announced the establishment of an At-The-Market (“ATM”) share offering program which would allow the Company to sell up to 17.0 million Common Shares from time to time over the next three years into the existing trading market at current market prices as well as through negotiated transactions. During the nine months ended September 30, 2010, the Company issued approximately 1.1 million Common Shares at an average price of $33.87 per share for total consideration of approximately $35.8 million through the ATM program.

EQR has authorization to issue an additional 12.4 million of its shares under the ATM program as of September 30, 2010.
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
          During the nine months ended September 30, 2010, the Company acquired all of its partner’s interest in two partially owned properties consisting of 432 units, one partially owned development project and one partially owned land parcel for $0.7 million. The Company also increased its ownership in another partially owned property through the buyout of certain equity interests. One partially owned property buyout was funded through the issuance of 1,129 OP Units valued at $50,000. In conjunction with these transactions, the Company reduced paid in capital by $1.3 million, other liabilities by $0.2 million and Noncontrolling Interests — Partially Owned Properties by $0.5 million.
          During the nine months ended September 30, 2010, the Company repurchased 58,130 of its Common Shares at an average price of $32.46 per share for total consideration of $1.9 million. These shares were retired subsequent to the repurchases. All of the shares repurchased during the nine months ended September 30, 2010 were repurchased from employees at the then current market prices to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares. EQR has authorization to repurchase an additional $464.6 million of its shares as of September 30, 2010.
          The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of LTIP Units, are collectively referred to as the “Noncontrolling Interests — Operating Partnership”. Subject to certain exceptions (including the “book-up” requirements of LTIP Units), the Noncontrolling Interests — Operating Partnership may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Noncontrolling Interests — Operating Partnership (including redeemable interests) is allocated based on the number of Noncontrolling Interests — Operating Partnership Units in total in proportion to the number of Noncontrolling Interests — Operating Partnership Units in total plus the number of EQR Common Shares. Net income is allocated to the Noncontrolling Interests — Operating Partnership based on the weighted average ownership percentage during the period.
          The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Noncontrolling Interests — Operating Partnership Units requesting an exchange of their OP Units with EQR. Once the Operating Partnership elects not to redeem the Noncontrolling Interests — Operating Partnership Units for cash, EQR is obligated to deliver Common Shares to the exchanging holder of the Noncontrolling Interests — Operating Partnership Units.
          The Noncontrolling Interests — Operating Partnership Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests — Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests — Operating Partnership”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests — Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests — Operating Partnership Units that are classified in permanent equity at September 30, 2010 and December 31, 2009.
          The carrying value of the Redeemable Noncontrolling Interests — Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests — Operating Partnership Units in proportion to the number of Noncontrolling Interests — Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests — Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of September 30, 2010, the Redeemable Noncontrolling Interests — Operating Partnership have a redemption value of approximately $357.7 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Noncontrolling Interests — Operating Partnership Units.
          The following table presents the change in the redemption value of the Redeemable Noncontrolling Interests — Operating Partnership for the nine months ended September 30, 2010 (amounts in thousands):

2010
Balance at January 1,	$258,280
Change in market value	108,576
Change in carrying value	(9,154)

Balance at September 30,	$357,702

          Net proceeds from the Company’s Common Share and Preferred Share (see definition below) offerings are contributed by the Company to the Operating Partnership. In return for those contributions, EQR receives a number of OP Units in the Operating Partnership equal to the number of Common Shares it has issued in the equity offering (or in the case of a preferred equity offering, a number of preference units in the Operating Partnership equal in number and having the same terms as the Preferred Shares issued in the equity offering). As a result, the net offering proceeds from Common Shares and Preferred Shares are allocated between shareholders’ equity and Noncontrolling Interests — Operating Partnership to account for the change in their respective percentage ownership of the underlying equity of the Operating Partnership.
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
          The following table presents the Company’s issued and outstanding Preferred Shares as of September 30, 2010 and December 31, 2009:

			Annual	Amounts in thousands
	Redemption	Conversion	Dividend per	September 30,	December 31,
	Date (1) (2)	Rate (2)	Share (3)	2010	2009
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
7.00% Series E Cumulative Convertible Preferred; liquidation value $25 per share; 323,666 and 328,466 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	11/1/98	1.1128	$1.75	$8,091	$8,211
7.00% Series H Cumulative Convertible Preferred; liquidation value $25 per share; 22,459 shares issued and outstanding at September 30, 2010 and December 31, 2009	6/30/98	1.4480	$1.75	562	562
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	12/10/26	N/A	$4.145	50,000	50,000
6.48% Series N Cumulative Redeemable Preferred; liquidation value $250 per share; 600,000 shares issued and outstanding at September 30, 2010 and December 31, 2009 (4)	6/19/08	N/A	$16.20	150,000	150,000

				$208,653	$208,773

(1)	On or after the redemption date, redeemable preferred shares (Series K and N) may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	On or after the redemption date, convertible preferred shares (Series E & H) may be redeemed under certain circumstances at the option of the Company for cash (in the case of Series E) or Common Shares (in the case of Series H), in whole or in part, at various redemption prices per share based upon the contractual conversion rate, plus accrued and unpaid distributions, if any. See Note 16 regarding the redemption of the Series E & H Preferred Shares.

(3)	Dividends on all series of Preferred Shares are payable quarterly at various pay dates. The dividend listed for Series N is a Preferred Share rate and the equivalent Depositary Share annual dividend is $1.62 per share.

(4)	The Series N Preferred Shares have a corresponding depositary share that consists of ten times the number of shares and one-tenth the liquidation value and dividend per share.

4. Real Estate
          The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of September 30, 2010 and December 31, 2009 (amounts in thousands):

	September 30,	December 31,
	2010	2009
Land	$4,093,508	$3,650,324
Depreciable property:
Buildings and improvements	13,927,990	12,781,543
Furniture, fixtures and equipment	1,233,017	1,111,978
Projects under development:
Land	79,204	106,716
Construction-in-progress	419,833	562,263
Land held for development:
Land	228,091	181,430
Construction-in-progress	62,728	70,890

Investment in real estate	20,044,371	18,465,144
Accumulated depreciation	(4,313,502)	(3,877,564)

Investment in real estate, net	$15,730,869	$14,587,580

          During the nine months ended September 30, 2010, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Units	Purchase Price
Rental Properties	14	4,164	$1,398,251
Land Parcels (four)	—	—	54,300

Total	14	4,164	$1,452,551

          During the nine months ended September 30, 2010, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Units	Sales Price
Rental Properties:
Consolidated	11	2,437	$171,990
Unconsolidated (1)	27	6,275	417,779
Land Parcel (one)	—	—	4,000
Condominium Conversion Properties	1	2	360

Total	39	8,714	$594,129

(1)	The Company owned a 25% interest in these unconsolidated rental properties. Sales price listed is the gross sales price.
          The Company recognized a net gain on sales of discontinued operations of approximately $69.5 million, a net gain on sales of unconsolidated entities of approximately $28.1 million and a net loss on sales of land parcels of approximately $1.2 million on the above sales.
          In addition to the properties discussed above, during the nine months ended September 30, 2010, the Company acquired the 75% equity interest it did not previously own in seven unconsolidated properties containing 1,811 units with a real estate value of $105.1 million. See Note 6 for further discussion.
5. Commitments to Acquire/Dispose of Real Estate
          In addition to the properties that were subsequently acquired as discussed in Note 16, the Company had entered into separate agreements to acquire the following (purchase price in thousands):

	Properties	Units	Purchase Price
Rental Properties	3	993	$221,600

Total	3	993	$221,600

          In addition to the property that was subsequently disposed of as discussed in Note 16, the Company had entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Units	Sales Price
Rental Properties	18	2,589	$282,650

Total	18	2,589	$282,650

          The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.
6. Investments in Partially Owned Entities
          The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following tables summarize the Company’s investments in partially owned entities as of September 30, 2010 (amounts in thousands except for project and unit amounts):

	Consolidated				Unconsolidated
	Development Projects (VIEs)
	Held for	Completed			Institutional
	and/or Under	and			Joint
	Development	Stabilized	Other	Total	Ventures (4)
Total projects (1)	—	4	20	24	—

Total units (1)	—	1,302	3,720	5,022	—

Balance sheet information at 9/30/10 (at 100%):
ASSETS
Investment in real estate	$306,433	$390,435	$433,456	$1,130,324	$—
Accumulated depreciation	—	(15,406)	(121,017)	(136,423)	—

Investment in real estate, net	306,433	375,029	312,439	993,901	—
Cash and cash equivalents	3,511	6,732	15,379	25,622	—
Deposits — restricted	1,887	3,086	8	4,981	—
Escrow deposits — mortgage	—	704	3,631	4,335	—
Deferred financing costs, net	3,393	403	260	4,056	—
Other assets	365	383	215	963	—

Total assets	$315,589	$386,337	$331,932	$1,033,858	$—

LIABILITIES AND EQUITY
Mortgage notes payable	$154,324	$275,600	$301,969	$731,893	$—
Accounts payable & accrued expenses	5,244	2,376	2,717	10,337	—
Accrued interest payable	1,565	585	1,622	3,772	—
Other liabilities	3,961	399	1,226	5,586	—
Security deposits	860	941	1,566	3,367	—

Total liabilities	165,954	279,901	309,100	754,955	—

Noncontrolling Interests — Partially Owned Properties	8,443	4,464	(4,367)	8,540	—
Accumulated other comprehensive (loss)	(2,141)	—	—	(2,141)	—
EQR equity	143,333	101,972	27,199	272,504	—

Total equity	149,635	106,436	22,832	278,903	—

Total liabilities and equity	$315,589	$386,337	$331,932	$1,033,858	$—

Debt — Secured (2):
EQR Ownership (3)	$154,324	$275,600	$221,858	$651,782	$—
Noncontrolling Ownership	—	—	80,111	80,111	—

Total (at 100%)	$154,324	$275,600	$301,969	$731,893	$—

	Consolidated				Unconsolidated
	Development Projects (VIEs)
	Held for				Institutional
	and/or Under	Completed			Joint
	Development	and Stabilized	Other	Total	Ventures (4)
Operating information for the nine months ended 9/30/10 (at 100%):
Operating revenue	$3,507	$18,946	$41,885	$64,338	$44,179
Operating expenses	3,032	7,069	14,974	25,075	22,036

Net operating income	475	11,877	26,911	39,263	22,143
Depreciation	—	9,174	11,125	20,299	11,189
General and administrative/other	52	107	34	193	141

Operating income	423	2,596	15,752	18,771	10,813
Interest and other income	21	8	20	49	73
Other expenses	(342)	—	(493)	(835)	—
Interest:
Expense incurred, net	(2,382)	(4,804)	(15,258)	(22,444)	(16,482)
Amortization of deferred financing costs	—	(566)	(172)	(738)	(573)

(Loss) before income and other taxes and discontinued operations	(2,280)	(2,766)	(151)	(5,197)	(6,169)
Income and other tax (expense) benefit	(30)	—	(24)	(54)	(153)
Net gain on sales of discontinued operations	711	—	7,997	8,708	9,967

Net (loss) income	$(1,599)	$(2,766)	$7,822	$3,457	$3,645

(1)	Project and unit counts exclude all uncompleted development projects until those projects are substantially completed.

(2)	All debt is non-recourse to the Company with the exception of $14.0 million in mortgage debt on various development projects.

(3)	Represents the Company’s current economic ownership interest.

(4)	On April 30, 2010, the Company acquired the 75% equity interest it did not own in seven previously unconsolidated properties containing 1,811 units in exchange for an approximate $30.0 million payment to its partner. In addition, the Company repaid the net $70.0 million mortgage loan, which was to mature on May 1, 2010, concurrent with closing using proceeds drawn from the Company’s line of credit. During the third quarter of 2010, the Company sold its 25% equity interest in the remaining 24 unconsolidated properties containing 5,635 units in exchange for an approximate $25.4 million payment from its partner and the related $264.8 million in non-recourse mortgage debt was extinguished by the partner at closing. As of September 30, 2010, the Company no longer held an interest in these unconsolidated institutional joint ventures.
          The Company is the controlling partner in various consolidated partnership properties and development properties having a noncontrolling interest book value of $8.5 million at September 30, 2010. The Company has identified its development partnerships as VIEs as the Company provides substantially all of the capital for these ventures (other than third party mortgage debt, if any) despite the fact that each partner legally owns 50% of each venture. The Company is the primary beneficiary as it exerts the most significant power over the ventures, absorbs the majority of the expected losses and has the right to receive a majority of the expected residual returns. The assets net of liabilities of the Company’s VIEs are restricted in their use to the specific VIE to which they relate and are not available for general corporate use. The Company does not have any unconsolidated VIEs.
7. Deposits — Restricted
          The following table presents the Company’s restricted deposits as of September 30, 2010 and December 31, 2009 (amounts in thousands):

	September 30,	December 31,
	2010	2009
Tax—deferred (1031) exchange proceeds	$—	$244,257
Earnest money on pending acquisitions	1,710	6,000
Restricted deposits on debt (1)	55,746	49,565
Resident security and utility deposits	41,606	39,361
Other	10,546	12,825

Totals	$109,608	$352,008

(1)	Primarily represents amounts held in escrow by the lender and released as draw requests are made on fully funded development mortgage loans.

8. Mortgage Notes Payable
          As of September 30, 2010, the Company had outstanding mortgage debt of approximately $4.8 billion.
          During the nine months ended September 30, 2010, the Company:
•	Repaid $503.6 million of mortgage loans;

•	Obtained $124.0 million of new mortgage loan proceeds;

•	Assumed $338.2 million of mortgage debt on six acquired properties;

•	Was released from $40.0 million of mortgage debt assumed by the purchaser on two disposed properties; and

•	Assumed $112.6 million of mortgage debt on seven previously unconsolidated properties and repaid the net $70.0 million mortgage loan (net of $42.6 million of cash collateral held by the lender) concurrent with closing using proceeds drawn from the Company’s line of credit.
          The Company recorded approximately $1.0 million of write-offs of unamortized deferred financing costs during the nine months ended September 30, 2010 as additional interest expense related to debt extinguishment of mortgages.
          As of September 30, 2010, the Company had $563.6 million of secured debt subject to third party credit enhancement.
          As of September 30, 2010, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through September 1, 2048. At September 30, 2010, the interest rate range on the Company’s mortgage debt was 0.18% to 12.465%. During the nine months ended September 30, 2010, the weighted average interest rate on the Company’s mortgage debt was 4.84%.
9. Notes
          As of September 30, 2010, the Company had outstanding unsecured notes of approximately $5.2 billion.
          During the nine months ended September 30, 2010, the Company issued $600.0 million of ten-year 4.75% fixed rate public notes in a public offering at an all-in effective interest rate of 5.09%, receiving net proceeds of $595.4 million before underwriting fees and other expenses.
          As of September 30, 2010, scheduled maturities for the Company’s outstanding notes were at various dates through 2026. At September 30, 2010, the interest rate range on the Company’s notes was 0.76% to 7.57%. During the nine months ended September 30, 2010, the weighted average interest rate on the Company’s notes was 5.10%.
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
          As of September 30, 2010, the amount available on the credit facility was $1.2 billion (net of $84.3 million which was restricted/dedicated to support letters of credit, net of $146.0 million outstanding and net of the $75.0 million discussed above). During the nine months ended September 30, 2010, the weighted average interest rate was 0.67%.
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
          The carrying values of the Company’s mortgage notes payable and unsecured notes (including its line of credit)

were approximately $4.8 billion and $5.3 billion, respectively, at September 30, 2010. The fair values of the Company’s mortgage notes payable and unsecured notes (including its line of credit) were approximately $5.0 billion and $5.8 billion, respectively, at September 30, 2010. The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, lines of credit, derivative instruments and investment securities) including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.
          In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.
          The following table summarizes the Company’s consolidated derivative instruments at September 30, 2010 (dollar amounts are in thousands):

		Forward	Development
	Fair Value	Starting	Cash Flow
	Hedges (1)	Swaps (2)	Hedges (3)
Current Notional Balance	$315,693	$850,000	$91,343
Lowest Possible Notional	$315,693	$850,000	$3,020
Highest Possible Notional	$317,694	$850,000	$91,343
Lowest Interest Rate	2.009%	3.478%	4.059%
Highest Interest Rate	4.800%	4.695%	4.059%
Earliest Maturity Date	2012	2021	2011
Latest Maturity Date	2013	2023	2011

(1)	Fair Value Hedges — Converts outstanding fixed rate debt to a floating interest rate.

(2)	Forward Starting Swaps — Designed to partially fix the interest rate in advance of a planned future debt issuance. These swaps have mandatory counterparty terminations from 2012 through 2014, and $300.0 million, $400.0 million and $150.0 million are designated for 2011, 2012 and 2013 maturities, respectively.

(3)	Development Cash Flow Hedges — Converts outstanding floating rate debt to a fixed interest rate.
          The following tables provide the location of the Company’s derivative instruments within the accompanying Consolidated Balance Sheets and their fair market values as of September 30, 2010 and December 31, 2009, respectively (amounts in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
September 30, 2010	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other assets	$15,029	Other liabilities	$—
Forward Starting Swaps	Other assets	—	Other liabilities	(91,239)
Development Cash Flow Hedges	Other assets	—	Other liabilities	(2,141)

Total		$15,029		$(93,380)

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
December 31, 2009	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other assets	$5,186	Other liabilities	$—
Forward Starting Swaps	Other assets	23,630	Other liabilities	—
Development Cash Flow Hedges	Other assets	—	Other liabilities	(3,577)

Total		$28,816		$(3,577)

          The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009, respectively (amounts in thousands):

	Location of Gain/(Loss)	Amount of Gain/(Loss)		Income Statement	Amount of Gain/(Loss)
September 30, 2010	Recognized in Income	Recognized in Income		Location of Hedged	Recognized in Income
Type of Fair Value Hedge	on Derivative	on Derivative	Hedged Item	Item Gain/(Loss)	on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$9,842	Fixed rate debt	Interest expense	$(9,842)

Total		$9,842			$(9,842)

	Location of Gain/(Loss)	Amount of Gain/(Loss)		Income Statement	Amount of Gain/(Loss)
September 30, 2009	Recognized in Income	Recognized in Income		Location of Hedged	Recognized in Income
Type of Fair Value Hedge	on Derivative	on Derivative	Hedged Item	Item Gain/(Loss)	on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(890)	Fixed rate debt	Interest expense	$890

Total		$(890)			$890

          The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
	Amount of	Location of Gain/(Loss)	Amount of Gain/(Loss)	Location of	Amount of Gain/(Loss)
	Gain/(Loss)	Reclassified from	Reclassified from	Gain/(Loss)	Reclassified from
September 30, 2010	Recognized in OCI	Accumulated OCI	Accumulated OCI	Recognized in Income	Accumulated OCI
Type of Cash Flow Hedge	on Derivative	into Income	into Income	on Derivative	into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$(124,908)	Interest expense	$(2,379)	N/A	$—
Development Interest Rate Swaps/Caps	1,436	Interest expense	—	N/A	—

Total	$(123,472)		$(2,379)		$—

	Effective Portion			Ineffective Portion
	Amount of	Location of Gain/(Loss)	Amount of Gain/(Loss)	Location of	Amount of Gain/(Loss)
	Gain/(Loss)	Reclassified from	Reclassified from	Gain/(Loss)	Reclassified from
September 30, 2009	Recognized in OCI	Accumulated OCI	Accumulated OCI	Recognized in Income	Accumulated OCI
Type of Cash Flow Hedge	on Derivative	into Income	into Income	on Derivative	into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$9,370	Interest expense	$(3,014)	N/A	$—
Development Interest Rate Swaps/Caps	2,823	Interest expense	—	N/A	—

Total	$12,193		$(3,014)		$—

          As of September 30, 2010 and December 31, 2009, there were approximately $116.9 million in deferred losses, net, included in accumulated other comprehensive loss and $4.2 million in deferred gains, net, included in accumulated other comprehensive (loss) income, respectively, related to derivative instruments. Based on the estimated fair values of the net derivative instruments at September 30, 2010, the Company may recognize an estimated $6.4 million of accumulated other comprehensive loss as additional interest expense during the twelve months ending September 30, 2011.
          In July 2010, the Company paid approximately $10.0 million to settle a forward starting swap in conjunction with the issuance of $600.0 million of ten-year fixed rate public notes. The entire amount was deferred as a component of accumulated other comprehensive loss and is being recognized as an increase to interest expense over the term of the notes.
          The following table sets forth the maturity, amortized cost, gross unrealized gains and losses, book/fair value and interest and other income of the various investment securities held as of September 30, 2010 (amounts in thousands):

		Other Assets
		Amortized	Unrealized	Unrealized	Book/	Interest and
Security	Maturity	Cost	Gains	Losses	Fair Value	Other Income
Available-for-Sale
FDIC-insured certificates of deposit	Less than one year	$—	$—	$—	$—	$61
Other	N/A	675	411	—	1,086	—

Total		$675	$411	$—	$1,086	$61

          A three-level valuation hierarchy exists for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:
•	Level 1 — Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 — Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
          The Company’s derivative positions are valued using models developed by the respective counterparty as well as models developed internally by the Company that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data) and are classified within Level 2 of the valuation hierarchy. In addition, employee holdings other than Common Shares within the supplemental executive retirement plan (the “SERP”) have a fair value of $52.9 million as of September 30, 2010 and are included in other assets and other liabilities on the consolidated balance sheet. These SERP investments are valued using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.
          The Company’s investment securities are valued using quoted market prices or readily available market interest rate data. The quoted market prices are classified within Level 1 of the valuation hierarchy and the market interest rate data are classified within Level 2 of the valuation hierarchy. Redeemable Noncontrolling Interests — Operating Partnership are valued using the quoted market price of Common Shares and are classified within Level 2 of the valuation hierarchy.
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
12. Earnings Per Share
          The following tables set forth the computation of net income per share — basic and net income per share — diluted (amounts in thousands except per share amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2010	2009	2010	2009
Numerator for net income per share — basic:
Income from continuing operations	$26,853	$33,201	$19,884	$9,029
Allocation to Noncontrolling Interests — Operating Partnership, net	(791)	(1,264)	(767)	(311)
Net loss attributable to Noncontrolling Interests — Partially Owned Properties	623	391	188	317
Net income attributable to Preference Interests and Units	—	(9)	—	(2)
Preferred distributions	(10,855)	(10,859)	(3,617)	(3,619)

Income from continuing operations available to Common Shares, net of Noncontrolling Interests	15,830	21,460	15,688	5,414
Discontinued operations, net of Noncontrolling Interests	67,542	284,662	9,478	126,948

Numerator for net income per share — basic	$83,372	$306,122	$25,166	$132,362

Numerator for net income per share — diluted:
Income from continuing operations	$26,853	$33,201	$19,884	$9,029
Net loss attributable to Noncontrolling Interests — Partially Owned Properties	623	391	188	317
Net income attributable to Preference Interests and Units	—	(9)	—	(2)
Preferred distributions	(10,855)	(10,859)	(3,617)	(3,619)

Income from continuing operations available to Common Shares	16,621	22,724	16,455	5,725
Discontinued operations, net	70,918	301,517	9,942	134,336

Numerator for net income per share — diluted	$87,539	$324,241	$26,397	$140,061

Denominator for net income per share — basic and diluted:
Denominator for net income per share — basic	281,867	272,966	282,717	273,658
Effect of dilutive securities:
OP Units	13,705	16,024	13,631	15,604
Long-term compensation award shares/units	3,459	528	4,031	953

Denominator for net income per share — diluted	299,031	289,518	300,379	290,215

Net income per share — basic	$0.296	$1.121	$0.089	$0.484

Net income per share — diluted	$0.293	$1.120	$0.088	$0.483

Net income per share — basic:
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	$0.056	$0.078	$0.055	$0.020
Discontinued operations, net of Noncontrolling Interests	0.240	1.043	0.034	0.464

Net income per share — basic	$0.296	$1.121	$0.089	$0.484

Net income per share — diluted:
Income from continuing operations available to Common Shares	$0.056	$0.078	$0.055	$0.020
Discontinued operations, net	0.237	1.042	0.033	0.463

Net income per share — diluted	$0.293	$1.120	$0.088	$0.483

Convertible preferred shares/units that could be converted into 396,098 and 404,004 weighted average Common Shares for the nine months ended September 30, 2010 and 2009, respectively, and 393,724 and 400,489 weighted average Common Shares for the quarters ended September 30, 2010 and 2009, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. In addition, the effect of the Common Shares that could ultimately be issued upon the conversion/exchange of the Operating Partnership’s $650.0 million ($482.5 million outstanding at September 30, 2010) exchangeable senior notes was not included in the computation of diluted earnings per share because the effects would be anti-dilutive.
13. Discontinued Operations
          The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of and all properties held for sale, if any.
          The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during the nine months and quarters ended September 30, 2010 and 2009 (amounts in thousands).

	Nine Months Ended September 30,		Quarter Ended September 30,
	2010	2009	2010	2009
REVENUES
Rental income	$7,296	$90,113	$1,914	$21,018

Total revenues	7,296	90,113	1,914	21,018

EXPENSES (1)
Property and maintenance	2,942	29,420	310	7,456
Real estate taxes and insurance	1,078	9,565	223	2,209
Depreciation	1,522	22,736	377	5,487
General and administrative	26	29	10	4

Total expenses	5,568	61,750	920	15,156

Discontinued operating income	1,728	28,363	994	5,862

Interest and other income	360	16	—	3
Interest (2):
Expense incurred, net	(659)	(1,372)	(318)	(352)
Amortization of deferred financing costs	(11)	(335)	(8)	(293)
Income and other tax (expense) benefit	(38)	(88)	(11)	(19)

Discontinued operations	1,380	26,584	657	5,201
Net gain on sales of discontinued operations	69,538	274,933	9,285	129,135

Discontinued operations, net	$70,918	$301,517	$9,942	$134,336

(1)	Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Company’s period of ownership.

(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.
          For the properties sold during the nine months ended September 30, 2010, the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2009 were $94.9 million and $49.5 million, respectively.
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
          The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or range of loss, and no amounts have been accrued at September 30, 2010. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.
          The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.
          The Company has established a reserve and recorded a corresponding reduction to its net gain on sales of discontinued operations related to potential liabilities associated with its condominium conversion activities. The reserve covers potential product liability related to each conversion. The Company periodically assesses the adequacy of the reserve and makes adjustments as necessary. During the nine months ended September 30, 2010, the Company recorded additional reserves of approximately $0.7 million, paid approximately $1.4 million in claims and legal fees and released approximately $0.2 million of remaining reserves for settled claims. As a result, the Company had total reserves of approximately $5.8 million at September 30, 2010. While no assurances can be given, the Company does not believe that the ultimate resolution of these potential liabilities, if adversely determined, would have a material adverse effect on the Company.
          As of September 30, 2010, the Company has five projects totaling 1,499 units in various stages of development with estimated completion dates ranging through September 30, 2012, as well as other completed development projects that are in various stages of lease up or are stabilized. Some of the projects were developed solely by the Company, while others were co-developed with various third party development partners. The development venture agreements with partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The partner is most often the “general” or “managing” partner of the development venture. The typical buy-sell arrangements contain appraisal rights and provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interest in the project at fair market value upon the expiration of a negotiated time period (typically two to five years after substantial completion of the project).
15. Reportable Segments
          Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management. Senior management decides how resources are allocated and assesses performance on a monthly basis.
          The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents. Senior management evaluates the performance of each of our apartment communities individually and geographically, and both on a same store and non-same store basis; however, each of our apartment communities generally has similar economic characteristics, residents, products and services. The Company’s operating segments have been aggregated by geography in a manner identical to that which is provided to its chief operating decision maker.
          The Company’s fee and asset management, development (including its partially owned properties), condominium conversion and corporate housing (Equity Corporate Housing or “ECH”) activities are immaterial and do not individually meet the threshold requirements of a reportable segment and as such, have been aggregated in the “Other” segment in the tables presented below.
          All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the nine months and quarters ended September 30, 2010 and 2009, respectively.
          The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations). The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the nine months and quarters ended September 30, 2010 and 2009, respectively, as well as total assets at September 30, 2010 (amounts in thousands):

	Nine Months Ended September 30, 2010
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$442,774	$276,585	$293,921	$325,379	$—	$1,338,659
Non-same store/other (2) (3)	73,979	10,272	6,323	19,924	68,145	178,643

Total rental income	516,753	286,857	300,244	345,303	68,145	1,517,302

Operating expenses:
Same store (1)	168,263	105,642	122,853	118,791	—	515,549
Non-same store/other (2) (3)	37,055	4,330	2,795	8,071	54,757	107,008

Total operating expenses	205,318	109,972	125,648	126,862	54,757	622,557

NOI:
Same store (1)	274,511	170,943	171,068	206,588	—	823,110
Non-same store/other (2) (3)	36,924	5,942	3,528	11,853	13,388	71,635

Total NOI	$311,435	$176,885	$174,596	$218,441	$13,388	$894,745

Total assets	$6,054,555	$2,723,175	$2,672,806	$3,141,662	$1,494,631	$16,086,829

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2009, less properties subsequently sold, which represented 116,775 units.

(2)	Non-same store primarily includes properties acquired after January 1, 2009, plus any properties in lease-up and not stabilized as of January 1, 2009.

(3)	Other includes ECH, development, condominium conversion overhead of $0.4 million and other corporate operations. Also reflects a $8.0 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Nine Months Ended September 30, 2009
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$439,673	$284,260	$295,435	$332,420	$—	$1,351,788
Non-same store/other (2) (3)	13,369	1,283	3,144	12,299	51,982	82,077

Total rental income	453,042	285,543	298,579	344,719	51,982	1,433,865

Operating expenses:
Same store (1)	164,288	102,778	123,769	116,075	—	506,910
Non-same store/other (2) (3)	8,126	1,358	1,303	6,685	53,735	71,207

Total operating expenses	172,414	104,136	125,072	122,760	53,735	578,117

NOI:
Same store (1)	275,385	181,482	171,666	216,345	—	844,878
Non-same store/other (2) (3)	5,243	(75)	1,841	5,614	(1,753)	10,870

Total NOI	$280,628	$181,407	$173,507	$221,959	$(1,753)	$855,748

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2009, less properties subsequently sold, which represented 116,775 units.

(2)	Non-same store primarily includes properties acquired after January 1, 2009, plus any properties in lease-up and not stabilized as of January 1, 2009.

(3)	Other includes ECH, development, condominium conversion overhead of $1.6 million and other corporate operations. Also reflects a $7.4 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Quarter Ended September 30, 2010
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$150,296	$93,705	$100,284	$109,775	$—	$454,060
Non-same store/other (2) (3)	28,740	5,351	1,810	7,612	27,655	71,168

Total rental income	179,036	99,056	102,094	117,387	27,655	525,228

Operating expenses:
Same store (1)	55,008	36,118	41,434	40,491	—	173,051
Non-same store/other (2) (3)	17,242	2,146	903	2,685	19,563	42,539

Total operating expenses	72,250	38,264	42,337	43,176	19,563	215,590

NOI:
Same store (1)	95,288	57,587	58,850	69,284	—	281,009
Non-same store/other (2) (3)	11,498	3,205	907	4,927	8,092	28,629

Total NOI	$106,786	$60,792	$59,757	$74,211	$8,092	$309,638

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to July 1, 2009, less properties subsequently sold, which represented 117,286 units.

(2)	Non-same store primarily includes properties acquired after July 1, 2009, plus any properties in lease-up and not stabilized as of July 1, 2009.

(3)	Other includes ECH, development, condominium conversion overhead of $0.1 million and other corporate operations. Also reflects a $3.2 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Quarter Ended September 30, 2009
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$146,157	$93,551	$98,961	$109,740	$—	$448,409
Non-same store/other (2) (3)	5,932	500	—	3,742	19,005	29,179

Total rental income	152,089	94,051	98,961	113,482	19,005	477,588

Operating expenses:
Same store (1)	53,287	35,377	41,530	39,621	—	169,815
Non-same store/other (2) (3)	3,386	457	10	1,812	20,129	25,794

Total operating expenses	56,673	35,834	41,540	41,433	20,129	195,609

NOI:
Same store (1)	92,870	58,174	57,431	70,119	—	278,594
Non-same store/other (2) (3)	2,546	43	(10)	1,930	(1,124)	3,385

Total NOI	$95,416	$58,217	$57,421	$72,049	$(1,124)	$281,979

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to July 1, 2009, less properties subsequently sold, which represented 117,286 units.

(2)	Non-same store primarily includes properties acquired after July 1, 2009, plus any properties in lease-up and not stabilized as of July 1, 2009.

(3)	Other includes ECH, development, condominium conversion overhead of $0.6 million and other corporate operations. Also reflects a $2.8 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.
Note: Markets included in the above geographic segments are as follows:
(a)	Northeast — New England (excluding Boston), Boston, New York Metro, DC Northern Virginia and Suburban Maryland.
(b)	Northwest — Central Valley, Denver, Portland, San Francisco Bay Area and Seattle/Tacoma.
(c)	Southeast — Atlanta, Jacksonville, Orlando, South Florida, Tampa and Tulsa.
(d)	Southwest — Albuquerque, Inland Empire, Los Angeles, Orange County, Phoenix and San Diego.
          The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the nine months and quarters ended September 30, 2010 and 2009, respectively (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2010	2009	2010	2009
Rental income	$1,517,302	$1,433,865	$525,228	$477,588
Property and maintenance expense	(386,518)	(363,354)	(135,000)	(122,305)
Real estate taxes and insurance expense	(175,491)	(158,306)	(61,189)	(54,579)
Property management expense	(60,548)	(56,457)	(19,401)	(18,725)

Total operating expenses	(622,557)	(578,117)	(215,590)	(195,609)

Net operating income	$894,745	$855,748	$309,638	$281,979

16. Subsequent Events/Other
     Subsequent Events
            Subsequent to September 30, 2010, the Company:
•	Repaid $75.2 million in mortgage loans;

•	Redeemed its Series E and Series H Cumulative Convertible Preferred Shares for cash consideration of $0.8 million and 355,581 Common Shares (inclusive of any shares converted after September 30, 2010 and prior to the redemption);

•	Acquired one operating property containing 138 units for $52.3 million and two land parcels for $14.6 million;

•	Sold one property containing 152 units for $11.1 million; and

•	Filed a universal shelf registration statement for an unlimited amount of equity and debt securities for issuance by the Company and the Operating Partnership that was automatically effective upon filing with the SEC in October 2010 (under SEC regulations enacted in 2005, the registration statement automatically expires on October 14, 2013 and does not contain a maximum issuance amount).
     Other
          During the nine months ended September 30, 2010 and 2009, the Company incurred charges of $6.0 million and $0.2 million, respectively, related to property acquisition costs, such as survey, title and legal fees, on the acquisition of operating properties and $3.5 million and $2.0 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions. These costs, totaling $9.5 million and $2.2 million, respectively are included in other expenses in the accompanying consolidated statements of operations.
          During the nine months ended September 30, 2010 and 2009, the Company received $5.2 million and $0.2 million, respectively, for the settlement of insurance/litigation claims, which are included in interest and other income in the accompanying consolidated statements of operations.
          On July 16, 2010, a portion of the parking garage collapsed at one of the Company’s rental properties (Prospect Towers in Hackensack, New Jersey). The Company estimates that the costs related to such collapse (both expensed and capitalized), including providing for residents’ interim needs, lost revenue and garage reconstruction, will be approximately $12.0 million, after insurance reimbursements of $8.0 million. Costs to rebuild the garage will be capitalized as incurred. Other costs, like those to accommodate displaced residents, lost revenue due to a portion of the project being temporarily unavailable for occupancy and legal costs, will reduce earnings as they are incurred. Generally, insurance proceeds will be recorded as increases to earnings as they are received. An impairment charge of $1.3 million was recognized to write-off the net book value of the collapsed garage and an offsetting receivable was booked reflecting expected insurance recoveries. Subsequent to quarter-end, the Company received approximately $2.5 million in initial insurance proceeds. Expenses of $3.5 million were recorded in the third quarter of 2010 relating to this loss and are included in real estate taxes and insurance on the consolidated statements of operations.
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
Forward-Looking Statements
          Forward-looking statements in this report are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, projections and assumptions made by management. While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Many of these uncertainties and risks are difficult to predict and beyond management’s control. Forward-looking statements are not guarantees of future performance, results or events. The forward-looking statements contained herein are made as of the date hereof and the Company undertakes no obligation to update or supplement these forward-looking statements. Factors that might cause such differences include, but are not limited to the following:
•	We intend to actively acquire and/or develop multifamily properties for rental operations as market conditions dictate. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or to complete a development property. Additionally, we expect that other major real estate investors with significant capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development efforts. This competition (or lack thereof) may increase or depress prices for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. We expect to develop properties ourselves in addition to co-investing with our development partners. The total number of development units, costs of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation;

•	Debt financing and other capital required by the Company may not be available or may only be available on adverse terms;

•	Labor and materials required for maintenance, repair, capital expenditure or development may be more expensive than anticipated;

•	Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction and excess inventory of multifamily housing and single family housing, slow or negative employment growth, availability of low interest mortgages for single family home buyers and the potential for geopolitical instability, all of which are beyond the Company’s control; and

•	Additional factors as discussed in Part I of the Company’s Annual Report on Form 10-K, particularly those under “Item 1A. Risk Factors”.
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
          The Company is one of the largest publicly traded real estate companies and is the largest publicly traded owner of multifamily properties in the United States (based on the aggregate market value of its outstanding Common Shares, the number of apartment units wholly owned and total revenues earned). The Company’s corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices throughout the United States. As of September 30, 2010, the Company has approximately 4,200 employees who provide real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

          EQR is the general partner of, and as of September 30, 2010 owned an approximate 95.3% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”). The Company is structured as an umbrella partnership REIT (“UPREIT”) under which all property ownership and related business operations are conducted through the Operating Partnership and its subsidiaries. References to the “Company” include EQR, the Operating Partnership and those entities owned or controlled by the Operating Partnership and/or EQR.
          Business Objectives and Operating Strategies
          The Company seeks to maximize current income, capital appreciation of each property and the total return for its shareholders. The Company’s strategy for accomplishing these objectives includes:
•	Leveraging our size and scale in four critical ways:
•	Investing in apartment communities located in strategically targeted markets to maximize our total risk-adjusted return on invested capital;

•	Meeting the needs of our residents by offering a wide array of product choices and a commitment to service;

•	Engaging, retaining and attracting the best employees by providing them with the education, resources and opportunities to succeed; and

•	Sharing resources and best practices in property management across the enterprise.
•	Owning a highly diversified portfolio in our target markets. Target markets are defined by a combination of the following criteria:
•	High barrier-to-entry markets where, because of land scarcity or government regulation, it is difficult or costly to build new apartment complexes leading to low supply;

•	Markets with high single family housing prices making our apartments a more economical housing choice and allowing us to more readily increase rents;

•	Strong economic growth leading to household formation and job growth, which in turn leads to high demand for our apartments; and

•	Markets with an attractive quality of life leading to high demand and retention.
•	Giving residents reasons to continue living in properties owned by the Company by providing a range of product choices available in our diversified portfolio and by enhancing their experience with us through meticulous customer service by our employees and by providing various value-added services.

•	Being open and responsive to changes in the market in order to take advantage of investment opportunities that align with our long-term vision.
          Acquisition, Development and Disposition Strategies
          The Company anticipates that future property acquisitions, developments and dispositions will occur within the United States. Acquisitions and developments may be financed from various sources of capital, which may include retained cash flow, issuance of additional equity and debt securities, sales of properties, joint venture agreements and collateralized and uncollateralized borrowings. In addition, the Company may acquire properties in transactions that include the issuance of limited partnership interests in the Operating Partnership (“OP Units”) as consideration for the acquired properties. Such transactions may, in certain circumstances, enable the sellers to defer, in whole or in part, the recognition of taxable income or gain that might otherwise result from the sales. EQR may also acquire land parcels to hold and/or sell based on market opportunities. The Company may also seek to acquire properties by purchasing defaulted or distressed debt that encumbers desirable properties in the hope of obtaining title to property through foreclosure or deed-in-lieu of foreclosure proceedings. The Company has also in the past converted some of its properties and sold them as condominiums but is not currently active in this line of business.
          When evaluating potential acquisitions, developments and dispositions, the Company generally considers the following factors:
•	strategically targeted markets;

•	income levels and employment growth trends in the relevant market;

•	employment and household growth and net migration in the relevant market’s population;

•	barriers to entry that would limit competition (zoning laws, building permit availability, supply of undeveloped or developable real estate, local building costs and construction costs, among other factors);

•	the location, construction quality, age, condition and design of the property;

•	the current and projected cash flow of the property and the ability to increase cash flow;

•	the potential for capital appreciation of the property;

•	the terms of resident leases, including the potential for rent increases;

•	the potential for economic growth and the tax and regulatory environment of the community in which the property is located;

•	the occupancy and demand by residents for properties of a similar type in the vicinity (the overall market and submarket);

•	the prospects for liquidity through sale, financing or refinancing of the property;

•	the benefits of integration into existing operations;

•	purchase prices and yields of available existing stabilized properties, if any;

•	competition from existing multifamily properties, comparably priced single family homes or rentals, residential properties under development and the potential for the construction of new multifamily properties in the area; and

•	opportunistic selling based on demand and price of high quality assets.
          The Company generally reinvests the proceeds received from property dispositions primarily to achieve its acquisition, development and rehab strategies and at times to fund its debt maturities and debt and equity repurchase activities. In addition, when feasible, the Company may structure these transactions as tax-deferred exchanges.
          Current Environment
          Through much of 2009, the Company assumed a highly cautious outlook given uncertainty in the general economy and the capital markets and deterioration in our property operations. In contrast, early 2010 seemed to warrant a cautious optimism given signs pointing to improvement in economic activity, more normalized credit markets and better fundamentals for our business. With the third quarter of 2010 showing same store revenue growth over the third quarter of 2009, we are optimistic that the improvement realized to date in 2010 will be sustained for the foreseeable future. While employment growth to date has been relatively muted, we believe increased household formation is providing added demand for rental apartments and supporting our occupancy and rental rate growth. Longer term, however, the rate of that growth remains highly dependent on both household formation and employment growth.
          The credit environment improved throughout mid to late 2009 and into 2010 and we currently have access to multiple sources of capital allowing us a less cautious posture with respect to pre-funding our maturing debt obligations. The Company has access to the equity markets as well as both the secured and unsecured debt markets. In July 2010, the Company completed a $600.0 million unsecured ten year notes offering with a coupon of 4.75% and an all-in effective interest rate of 5.09%. The all-in rate combined with its accretive nature compared to maturing 2011 fixed rate debt led the Company to pursue this transaction. The Company has minimal debt maturities for the balance of 2010. However, should the improvement we are experiencing cease and economic conditions or credit/equity markets once again deteriorate, we may again hold material amounts of cash and prefund our maturities similar to measures taken in 2008 and early 2009 to increase liquidity and meet our debt maturities.
          Beginning in the fourth quarter of 2009, we began to see an increase in the availability of attractive acquisition opportunities. As a result, we expect to be a net buyer of assets in 2010 in contrast to being a net seller of assets in 2009. The Company acquired 14 properties consisting of 4,164 units for $1.4 billion and four land parcels for $54.3 million during the nine months ended September 30, 2010. While competition for the properties we are interested in acquiring increased in the second quarter of 2010 due to the overall improvement in market fundamentals, we were able to close several, of what we believe are, long-term, value added acquisition opportunities. Our acquisition pipeline is expected to moderate in the fourth quarter of 2010 as compared to the pace of the first nine months of 2010. We believe our access to capital, our ability to execute large, complex transactions and our ability to efficiently stabilize large scale lease up properties provide us with a competitive advantage. During the nine months ended September 30, 2010, the Company sold 11 consolidated properties consisting of 2,437 units for $172.0 million, and 27 unconsolidated properties consisting of 6,275 units generating cash proceeds to the Company of $26.9 million, as well as 2 condominium units for $0.4 million and one land parcel for $4.0 million. We expect to continue strategic dispositions and see an increase in dispositions in the fourth quarter of 2010 as we believe there is currently a robust market and pricing for certain of our non-strategic assets.
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

          Despite the challenging conditions noted below, we believe that the Company is well-positioned notwithstanding the slow economic recovery. Our properties are geographically diverse and were approximately 94.2% occupied (94.9% on a same store basis) as of September 30, 2010, little new multifamily rental supply will be added to most of our markets over the next several years and the long-term demographic picture is positive. We believe our strong balance sheet and ample liquidity will allow us to fund our debt maturities and development fundings in the near term, and should also allow us to take advantage of investment opportunities in the future. As economic conditions continue to improve, the short-term nature of our leases and the limited supply of new rental housing being constructed should allow us to realize revenue growth and improvement in our operating results.
          While a generally improving credit environment and better general economic conditions provide reason for optimism, the Company expects flat to slightly declining revenues for the full year 2010, which will adversely impact the Company’s results of operations. The vast majority of our leases are for terms of 12 months or less. Given the roll-down in lease rates that occurred throughout 2009, the full year comparison to 2010 will continue to show flat to declining revenue, even though the Company experienced same store revenue increases in the third quarter of 2010 when compared to the third quarter of 2009 for the first time since the fourth quarter of 2008 and expects similar results in the fourth quarter of 2010 as compared to the fourth quarter of 2009. Net effective new lease rates are positive and new residents are generally occupying units at higher rent than the vacating resident was previously paying. Our revenues have benefited from high resident retention, which has generally increased more significantly than expected, and our occupancy rates, which increased more quickly than expected. The depressed demand for single family housing and employment uncertainty are clear drivers of our resident retention and occupancy.
          The Company anticipates that 2010 same store expenses will only increase 1.5% primarily due to increased payroll expenses related to workers compensation, health insurance and bonus accrual increases, partially offset by favorable real estate tax valuation and appeals results and modest utility cost growth (same store expenses increased 1.7% for the first nine months of 2010 when compared with the same period in the prior year). This follows three consecutive years of excellent expense control (same store expenses declined 0.1% between 2009 and 2008 and grew 2.2% between 2008 and 2007 and 2.1% between 2007 and 2006). However, the combination of expected flat to declining revenues and moderately increasing expense levels will have a negative impact on the Company’s results of operations for 2010.
Results of Operations
          In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in strategically targeted markets during the nine months ended September 30, 2010 as follows:
•	Acquired $1.0 billion of apartment properties consisting of 12 properties and 2,926 units at a weighted average capitalization (“cap”) rate (see definition below) of 5.5% and four land parcels for $54.3 million, all of which we deem to be in our strategic targeted markets;

•	Acquired one unoccupied property in the second quarter of 2010 (425 Mass) for $166.8 million consisting of 559 units that is expected to stabilize in its third year of ownership at an 8.5% yield on cost and one property in the third quarter of 2010 (Vantage Pointe) for $200.0 million consisting of 679 units that was in the early stages of lease up and is expected to stabilize in its third year of ownership at a 7.0% yield on cost;

•	Acquired the 75% equity interest it did not own in seven previously unconsolidated properties consisting of 1,811 units at an implied cap rate of 8.4% in exchange for an approximate $30.0 million payment to its joint venture partner;

•	Sold $172.0 million of consolidated apartment properties consisting of 11 properties and 2,437 units at a weighted average cap rate of 7.5%, 2 condominium units for $0.4 million and one land parcel for $4.0 million, the majority of which was in exit or less desirable markets; and

•	Sold the last of its 25% equity interests in an institutional joint venture consisting of 27 unconsolidated properties containing 6,275 apartment units. These properties were valued in their entirety at $417.8 million which results in an implied weighted average cap rate of 7.5% (generating cash to the Company, net of debt repayments, of $26.9 million).
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
          Properties that the Company owned for all of both of the nine months ended September 30, 2010 and 2009 (the

“Nine-Month 2010 Same Store Properties”), which represented 116,775 units, and properties that the Company owned for all of both of the quarters ended September 30, 2010 and 2009 (the “Third Quarter 2010 Same Store Properties”), which represented 117,286 units, impacted the Company’s results of operations. Both the Nine-Month 2010 Same Store Properties and the Third Quarter 2010 Same Store Properties are discussed in the following paragraphs.
          The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the nine months and quarters ended September 30, 2010 and 2009. Dilution, as a result of the Company’s net asset sales last year, partially offset by net asset acquisitions and lease up activity in the current year, negatively impacts property net operating income. The impacts of these activities are discussed in greater detail in the following paragraphs.
          Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009
          For the nine months ended September 30, 2010, the Company reported diluted earnings per share of $0.29 compared to $1.12 per share in the same period of 2009. The difference is primarily due to lower gains from property sales in 2010 and lower total property net operating income driven by lower same store NOI and dilution from the Company’s 2009 transaction activity, partially offset by the positive impact of NOI from 2010 transaction and lease-up activity.
          For the nine months ended September 30, 2010, income from continuing operations decreased approximately $6.3 million or 19.1% when compared to the nine months ended September 30, 2009. The decrease in continuing operations is discussed below.
          Revenues from the Nine-Month 2010 Same Store Properties decreased $13.1 million primarily as a result of a decrease in average rental rates charged to residents, partially offset by an increase in occupancy. Expenses from the Nine-Month 2010 Same Store Properties increased $8.6 million primarily due to increases in repairs and maintenance expenses (mostly due to greater storm-related costs such as snow removal and roof repairs incurred during the first quarter of 2010), higher property management costs and increases in on-site payroll costs. The following tables provide comparative same store results and statistics for the Nine-Month 2010 Same Store Properties:
September YTD 2010 vs. September YTD 2009
Same Store Results/Statistics
$ in thousands (except for Average Rental Rate) – 116,775 Same Store Units

	Results					Statistics
						Average
Description	Revenues		Expenses	NOI		Rental Rate (1)		Occupancy	Turnover
YTD 2010	$1,338,659		$515,549	$823,110		$1,344		94.9%	43.7%
YTD 2009	$1,351,788		$506,910	$844,878		$1,375		93.7%	47.2%

Change	$(13,129)		$8,639	$(21,768)		$(31)		1.2%	(3.5%	)

Change	(1.0%	)	1.7%	(2.6%	)	(2.3%	)

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the period.
          The following table provides comparative same store operating expenses for the Nine-Month 2010 Same Store Properties:

September YTD 2010 vs. September YTD 2009
Same Store Operating Expenses
$ in thousands — 116,775 Same Store Units

						% of Actual
						YTD 2010
	Actual	Actual	$	%		Operating
	YTD 2010	YTD 2009	Change	Change		Expenses
Real estate taxes	$135,169	$137,170	$(2,001)	(1.5%	)	26.2%
On-site payroll (1)	125,363	122,276	3,087	2.5%		24.3%
Utilities (2)	80,692	79,099	1,593	2.0%		15.7%
Repairs and maintenance (3)	77,346	74,262	3,084	4.2%		15.0%
Property management costs (4)	53,814	50,016	3,798	7.6%		10.4%
Insurance	16,785	16,774	11	0.1%		3.3%
Leasing and advertising	11,823	12,240	(417)	(3.4%	)	2.3%
Other operating expenses (5)	14,557	15,073	(516)	(3.4%	)	2.8%

Same store operating expenses	$515,549	$506,910	$8,639	1.7%		100.0%

(1)	On-site payroll — Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities — Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

(3)	Repairs and maintenance — Includes general maintenance costs, unit turnover costs including interior painting, routine landscaping, security, exterminating, fire protection, snow removal, elevator, roof and parking lot repairs and other miscellaneous building repair costs.

(4)	Property management costs — Includes payroll and related expenses for departments, or portions of departments, that directly support on-site management. These include such departments as regional and corporate property management, property accounting, human resources, training, marketing and revenue management, procurement, real estate tax, property legal services and information technology.

(5)	Other operating expenses — Includes administrative costs such as office supplies, telephone and data charges and association and business licensing fees.
          The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Nine-Month 2010 Same Store Properties:

	Nine Months Ended September 30,
	2010	2009
	(Amounts in thousands)
Operating income	$366,769	$387,409
Adjustments:
Non-same store operating results	(71,635)	(10,870)
Fee and asset management revenue	(7,596)	(7,928)
Fee and asset management expense	4,364	5,916
Depreciation	500,173	428,751
General and administrative	31,035	30,476
Impairment	—	11,124

Same store NOI	$823,110	$844,878

          For properties that the Company acquired prior to January 1, 2009 and expects to continue to own through December 31, 2010, the Company anticipates the following same store results for the full year ending December 31, 2010:

2010 Same Store Assumptions
Physical occupancy	94.9%
Revenue change	(0.25%)
Expense change	1.50%
NOI change	(1.25%)

          The Company anticipates consolidated rental acquisitions of $1.5 billion and consolidated rental dispositions of $750.0 million and a capitalization rate spread of 110 basis points for the full year ending December 31, 2010.
          These 2010 assumptions are based on current expectations and are forward-looking.
          Non-same store operating results increased approximately $60.8 million and consist primarily of properties acquired in calendar years 2009 and 2010, as well as operations from the Company’s completed development properties and corporate housing business. While the operations of the non-same store assets have been negatively impacted during the nine months ended September 30, 2010 similar to the same store assets, the non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to increasing occupancy for properties in lease-up and a longer ownership period in 2010 than 2009. This increase primarily resulted from:
•	Development and other miscellaneous properties in lease-up of $25.3 million;

•	Newly stabilized development and other miscellaneous properties of $2.6 million;

•	Properties acquired in 2009 and 2010 of $37.6 million; and

•	Partially offset by an allocation of property management costs not included in same store results and operating activities from other miscellaneous operations, such as the Company’s corporate housing business.
          See also Note 15 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.
          Fee and asset management revenues, net of fee and asset management expenses, increased approximately $1.2 million or 60.6% primarily due to an increase in revenue earned on management of the Company’s military housing ventures at Fort Lewis and McChord Air Force Base.
          Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses increased approximately $4.1 million or 7.2%. This increase is primarily attributable to an increase in payroll-related costs (due primarily to higher workers compensation, health insurance and bonus accrual costs), legal and professional fees, education/conference expenses and real estate tax consulting fees.
          Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $71.4 million or 16.7% primarily as a result of additional depreciation expense on properties acquired in 2009 and 2010, development properties placed in service and capital expenditures for all properties owned.
          General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $0.6 million or 1.8% primarily due to higher payroll-related costs (due primarily to higher workers compensation, health insurance and bonus accrual costs). The Company anticipates that general and administrative expenses will approximate $41.0 million for the year ending December 31, 2010. The above assumption is based on current expectations and is forward-looking.
          Impairment from continuing operations decreased approximately $11.1 million due to an impairment charge on land held for development taken during the nine months ended September 30, 2009 that did not reoccur in 2010. See Note 16 in the Notes to Consolidated Financial Statements for further discussion.
          Interest and other income from continuing operations decreased approximately $10.5 million or 66.4% primarily as a result of a decrease in interest earned on cash and cash equivalents and investment securities due to lower interest rates during the nine months ended September 30, 2010 and lower overall balances as well as gains on debt extinguishment recognized during the nine months ended September 30, 2009 that did not reoccur in 2010, partially offset by an increase in insurance/litigation settlement proceeds. The Company anticipates that interest and other income will approximate $5.0 million to $6.0 million for the year ending December 31, 2010. The above assumption is based on current expectations and is forward-looking.
          Other expenses from continuing operations increased approximately $7.3 million primarily due to an increase in pursuit cost write-offs as a result of the Company’s decision to reduce its development activities in prior periods as well as an increase in property acquisition costs incurred in conjunction with the Company’s significantly higher acquisition volume. The Company anticipates that other expenses will approximate $11.0 million to $12.0 million for the year ending December 31, 2010. The above assumption is based on current expectations and is forward looking.
          Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $7.7 million or 2.1% primarily as a result of lower overall debt balances due to the significant debt repurchases in 2009 and lower rates, partially offset by interest expense on the $500.0 million mortgage pool that closed in June 2009, the $600.0 million of unsecured notes that closed in July 2010 and lower capitalized interest. During the nine months ended September 30, 2010, the Company capitalized interest costs of approximately $10.2 million as compared to $28.7 million for the nine months ended September 30, 2009. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the nine months ended September 30, 2010 was 5.14% as compared to 5.38% for the nine months ended September 30, 2009. The Company anticipates that interest expense will approximate $476.3 million to $481.1 million for the year ending December 31, 2010. The above assumption is based on current expectations and is forward-looking.
          Income and other tax expense from continuing operations decreased approximately $2.5 million or 89.1% primarily due to a decrease in franchise taxes for Texas and Tennessee as well as a decrease in business taxes for Washington, D.C. The Company anticipates that income and other tax expense will approximate $1.0 million for the year ending December 31, 2010. The above assumption is based on current expectations and is forward-looking.
          Loss from investments in unconsolidated entities decreased approximately $1.6 million or 69.0% as compared to the nine months ended September 30, 2009 primarily due to the Company’s $1.8 million share of defeasance costs incurred in conjunction with the extinguishment of cross-collateralized mortgage debt on one of the Company’s partially owned unconsolidated joint ventures taken during the nine months ended September 30, 2009 that did not reoccur in 2010.
          Net gain on sales of unconsolidated entities increased approximately $21.4 million primarily due to larger gains on sale and revaluation of seven previously unconsolidated properties that were acquired from the Company’s joint venture partner and the gain on sale for 27 properties sold during the nine months ended September 30, 2010 compared with unconsolidated properties sold in the same period in 2009.
          Net loss on sales of land parcels increased approximately $1.2 million primarily due to the loss on sale of one land parcel during the nine months ended September 30, 2010.
          Discontinued operations, net decreased approximately $230.6 million or 76.5% between the periods under comparison. This decrease is primarily due to lower gains from property sales during the nine months ended September 30, 2010 compared to the same period in 2009 and the operations of those properties. In addition, properties sold reflect operations for none of or a partial period in 2010 in contrast to a full or partial period in 2009. See Note 13 in the Notes to Consolidated Financial Statements for further discussion.
          Comparison of the quarter ended September 30, 2010 to the quarter ended September 30, 2009
          For the quarter ended September 30, 2010, the Company reported diluted earnings per share of $0.09 compared to $0.48 per share in the same period of 2009. The difference is primarily due to lower gains from property sales in 2010 and lower total property net operating income driven by dilution from the Company’s 2009 transaction activity and lower interest and other income, partially offset by the positive impact of NOI from 2010 transaction and lease-up activity and higher same store NOI.
          For the quarter ended September 30, 2010, income from continuing operations increased approximately $10.9 million when compared to the quarter ended September 30, 2009. The increase in continuing operations is discussed below.
          Revenues from the Third Quarter 2010 Same Store Properties increased $5.7 million primarily as a result of a decrease in resident turnover and an increase in occupancy. Expenses from the Third Quarter 2010 Same Store Properties increased $3.2 million primarily due to increases in property management costs, on-site payroll costs and repairs and maintenance costs, partially offset by lower real estate taxes. The following tables provide comparative same store results and statistics for the Third Quarter 2010 Same Store Properties:

Third Quarter 2010 vs. Third Quarter 2009
Same Store Results/Statistics
$ in thousands (except for Average Rental Rate) — 117,286 Same Store Units

	Results			Statistics
				Average
				Rental
Description	Revenues	Expenses	NOI	Rate (1)		Occupancy	Turnover
Q3 2010	$454,060	$173,051	$281,009	$1,360		95.0%	17.6%
Q3 2009	$448,409	$169,815	$278,594	$1,362		93.7%	18.5%

Change	$5,651	$3,236	$2,415	$(2)		1.3%	(0.9%	)

Change	1.3%	1.9%	0.9%	(0.1%	)

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied units for the period.
          The following table provides comparative same store operating expenses for the Third Quarter 2010 Same Store Properties:
Third Quarter 2010 vs. Third Quarter 2009
Same Store Operating Expenses
$ in thousands — 117,286 Same Store Units

						% of Actual
						Q3 2010
	Actual	Actual	$	%		Operating
	Q3 2010	Q3 2009	Change	Change		Expenses
Real estate taxes	$43,973	$45,936	$(1,963)	(4.3%	)	25.4%
On-site payroll (1)	42,324	40,414	1,910	4.7%		24.4%
Utilities (2)	26,954	26,050	904	3.5%		15.6%
Repairs and maintenance (3)	26,974	25,866	1,108	4.3%		15.6%
Property management costs (4)	18,253	16,591	1,662	10.0%		10.5%
Insurance	5,637	5,634	3	0.1%		3.3%
Leasing and advertising	4,460	4,694	(234)	(5.0%	)	2.6%
Other operating expenses (5)	4,476	4,630	(154)	(3.3%	)	2.6%

Same store operating expenses	$173,051	$169,815	$3,236	1.9%		100.0%

(1)	On-site payroll — Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities — Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

(3)	Repairs and maintenance — Includes general maintenance costs, unit turnover costs including interior painting, routine landscaping, security, exterminating, fire protection, snow removal, elevator, roof and parking lot repairs and other miscellaneous building repair costs.

(4)	Property management costs — Includes payroll and related expenses for departments, or portions of departments, that directly support on-site management. These include such departments as regional and corporate property management, property accounting, human resources, training, marketing and revenue management, procurement, real estate tax, property legal services and information technology.

(5)	Other operating expenses — Includes administrative costs such as office supplies, telephone and data charges and association and business licensing fees.
          The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Third Quarter 2010 Same Store Properties:

	Quarter Ended September 30,
	2010	2009
	(Amounts in thousands)
Operating income	$127,196	$128,655
Adjustments:
Non-same store operating results	(28,629)	(3,385)
Fee and asset management revenue	(2,128)	(2,653)
Fee and asset management expense	704	1,931
Depreciation	173,642	144,165
General and administrative	10,224	9,881

Same store NOI	$281,009	$278,594

          Non-same store operating results increased approximately $25.2 million and consist primarily of properties acquired in calendar years 2009 and 2010, as well as operations from the Company’s completed development properties and corporate housing business. The non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to increasing occupancy for properties in lease-up and a longer ownership period in 2010 than 2009. This increase primarily resulted from:
•	Development and other miscellaneous properties in lease-up of $9.3 million;

•	Properties acquired in 2009 and 2010 of $16.7 million; and

•	Partially offset by an allocation of property management costs not included in same store results and operating activities from other miscellaneous operations, such as the Company’s corporate housing business.
          See also Note 15 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.
          Fee and asset management revenues, net of fee and asset management expenses, increased approximately $0.7 million primarily due to an increase in revenue earned on management of the Company’s military housing ventures at Fort Lewis and McChord Air Force Base.
          Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses increased approximately $0.7 million or 3.6%. This increase is primarily attributable to an increase in real estate tax consulting expense, education/conference expenses and travel expenses.
          Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $29.5 million or 20.4% primarily as a result of additional depreciation expense on properties acquired in 2009 and 2010, development properties placed in service and capital expenditures for all properties owned.
          General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $0.3 million or 3.5% primarily due to an increase in payroll-related costs.
          Interest and other income from continuing operations decreased approximately $3.0 million or 93.5% primarily as a result of a decrease in interest earned on cash and cash equivalents and investment securities due to lower interest rates during the quarter ended September 30, 2010 and lower overall balances, as well as a gain on debt extinguishment recognized during the quarter ended September 30, 2009 that did not reoccur in 2010.
          Other expenses from continuing operations increased approximately $1.6 million primarily due to an increase in property acquisition costs incurred in conjunction with the Company’s significantly higher acquisition volume.
          Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $1.0 million or 0.8% as a result of an increase in interest expense related to the $600.0 million unsecured notes entered into during the quarter ended September 30, 2010 which was offset by a decrease in capitalized interest, significant debt repurchases and write-offs in 2009 and lower rates. During the quarter ended September 30, 2010, the Company capitalized interest costs of approximately $2.3 million as compared to $7.7 million for the quarter ended September 30, 2009. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended September 30, 2010 was 5.15% as compared to 5.38% for the quarter ended September 30, 2009.

          Income and other tax expense from continuing operations decreased approximately $0.2 million or 36.2% primarily due to a decrease in franchise taxes for Texas.
          Income/loss from investments in unconsolidated entities increased approximately $0.3 million as compared to the quarter ended September 30, 2009 primarily due to distributions from entities for which the Company no longer had any basis, as well as greater operating losses during the quarter ended September 30, 2009.
          Net gain on sales of unconsolidated entities increased approximately $18.6 million due to the gain on sale of 24 previously unconsolidated properties that were sold to the Company’s joint venture partner.
          Net loss on sales of land parcels increased approximately $1.2 million primarily due to the loss on sale of one land parcel during quarter ended September 30, 2010.
          Discontinued operations, net decreased approximately $124.4 million or 92.6% between the periods under comparison. This decrease is primarily a result of fewer consolidated property sales during the quarter ended September 30, 2010 compared to the same period in 2009. In addition, properties sold reflect operations for none of or a partial period in 2010 in contrast to a full or partial period in 2009. See Note 13 in the Notes to Consolidated Financial Statements for further discussion.
Liquidity and Capital Resources
          As of January 1, 2010, the Company had approximately $193.3 million of cash and cash equivalents, its restricted 1031 exchange proceeds totaled $244.3 million and it had $1.37 billion available under its revolving credit facility (net of $56.7 million which was restricted/dedicated to support letters of credit and $75.0 million which had been committed by a now bankrupt financial institution and is not available for borrowing). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at September 30, 2010 was approximately $43.7 million and the amount available on the Company’s revolving credit facility was $1.2 billion (net of $84.3 million which was restricted/dedicated to support letters of credit, net of $146.0 million outstanding and net of the $75.0 million discussed above).
          During the nine months ended September 30, 2010, the Company generated proceeds from various transactions, which included the following:
•	Disposed of 11 consolidated properties, 27 unconsolidated properties, 2 condominium units and one land parcel, receiving net proceeds of approximately $161.5 million;

•	Obtained $124.0 million in new mortgage financing;

•	Issued $600.0 million of unsecured notes receiving net proceeds of $595.4 million before underwriting fees and other expenses; and

•	Issued approximately 3.2 million Common Shares and received net proceeds of $98.0 million.

During the nine months ended September 30, 2010, the above proceeds were primarily utilized to:

•	Acquire 14 rental properties and four land parcels for approximately $1.1 billion;

•	Acquire the 75% equity interest it did not own in seven previously unconsolidated properties consisting of 1,811 units in exchange for an approximate $26.9 million payment to its joint venture partner (net of $3.1 million in cash acquired);

•	Invest $98.3 million primarily in development projects;

•	Repurchase 58,130 Common Shares, utilizing cash of $1.9 million (see Note 3);

•	Repay $503.6 million of mortgage loans; and

•	Settle a forward starting swap, utilizing cash of $10.0 million.
          In September 2009, the Company announced the establishment of an At-The-Market (“ATM”) share offering program which would allow the Company to sell up to 17.0 million Common Shares from time to time over the next three years into the existing trading market at current market prices as well as through negotiated transactions. The Company may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by the Company. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Company’s Common Shares and determinations of the appropriate sources of funding for the Company. During the nine months ended September 30, 2010, the Company issued approximately 1.1 million Common Shares at an average price of $33.87 per share for total consideration of approximately $35.8 million through the ATM program. Cumulative to date, the Company has issued approximately 4.6 million Common Shares at an average price of $35.03 per share for total consideration of approximately $159.5 million. The Company has 12.4 million Common Shares remaining available for issuance under the ATM program.
          Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, the Company may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. The Company repurchased $1.9 million (58,130 shares at an average price per share of $32.46) of its Common Shares during the nine months ended September 30, 2010. As of September 30, 2010, the Company had authorization to repurchase an additional $464.6 million of its shares. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.
          Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.
          The Company’s total debt summary and debt maturity schedules as of September 30, 2010 are as follows:
Debt Summary as of September 30, 2010
(Amounts in thousands)

				Weighted
			Weighted	Average
			Average	Maturities
	Amounts (1)	% of Total	Rates (1)	(years)
Secured	$4,845,244	47.6%	4.84%	8.4
Unsecured	5,331,283	52.4%	4.95%	4.7

Total	$10,176,527	100.0%	4.90%	6.4

Fixed Rate Debt:
Secured — Conventional	$3,885,690	38.2%	5.75%	7.0
Unsecured — Public/Private	4,373,624	43.0%	5.80%	5.3

Fixed Rate Debt	8,259,314	81.2%	5.77%	6.1

Floating Rate Debt:
Secured — Conventional	353,892	3.5%	2.50%	3.5
Secured — Tax Exempt	605,662	5.9%	0.50%	20.6
Unsecured — Public/Private	811,659	8.0%	1.73%	1.6
Unsecured — Revolving Credit Facility	146,000	1.4%	0.67%	1.4

Floating Rate Debt	1,917,213	18.8%	1.39%	7.7

Total	$10,176,527	100.0%	4.90%	6.4

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the nine months ended September 30, 2010.
Note: The Company capitalized interest of approximately $10.2 million and $28.7 million during the nine months ended September 30, 2010 and 2009, respectively. The Company capitalized interest of approximately $2.3 million and $7.7 million during the quarters ended September 30, 2010 and September 30, 2009, respectively.

Debt Maturity Schedule as of September 30, 2010
(Amounts in thousands)

							Weighted Average	Weighted Average
	Fixed		Floating				Rates on Fixed	Rates on
Year	Rate (1)		Rate (1)		Total	% of Total	Rate Debt (1)	Total Debt (1)
2010	$4,087		$17,812		$21,899	0.2%	7.35%	3.39%
2011	999,622	(2)	741,382	(3)	1,741,004	17.1%	5.43%	3.69%
2012	774,807		184,537	(4)	959,344	9.4%	5.68%	4.85%
2013	270,415		312,160		582,575	5.7%	6.75%	4.91%
2014	562,456		22,054		584,510	5.8%	5.32%	5.25%
2015	358,167		—		358,167	3.5%	6.40%	6.40%
2016	1,150,352		—		1,150,352	11.3%	5.35%	5.35%
2017	1,355,863		456		1,356,319	13.4%	5.87%	5.87%
2018	80,782		44,677		125,459	1.2%	5.73%	4.28%
2019	801,786		20,766		822,552	8.1%	5.49%	5.37%
2020+	1,900,977		573,369		2,474,346	24.3%	5.68%	4.54%

Total	$8,259,314		$1,917,213		$10,176,527	100.0%	5.77%	4.88%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of September 30, 2010.

(2)	Includes $482.5 million face value of 3.85% convertible unsecured debt with a final maturity of 2026. The notes are callable by the Company on or after August 18, 2011. The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021.

(3)	Includes the Company’s $500.0 million term loan facility, which originally matured on October 5, 2010. Effective April 12, 2010, the Company exercised the first of its two one-year extension options. As a result, the maturity date is now October 5, 2011 and there is one remaining one-year extension option exercisable by the Company.

(4)	Includes $146.0 million outstanding on the Company’s unsecured revolving credit facility. As of September 30, 2010, there was approximately $1.2 billion available on this facility.
          The following table provides a summary of the Company’s unsecured debt as of September 30, 2010:

Unsecured Debt Summary as of September 30, 2010
(Amounts in thousands)

					Unamortized
	Coupon	Due		Face	Premium/	Net
	Rate	Date		Amount	(Discount)	Balance
Fixed Rate Notes:
	6.950%	03/02/11		$93,096	$404	$93,500
	6.625%	03/15/12		253,858	(275)	253,583
	5.500%	10/01/12		222,133	(438)	221,695
	5.200%	04/01/13	(1)	400,000	(296)	399,704
Fair Value Derivative Adjustments			(1)	(300,000)	—	(300,000)
	5.250%	09/15/14		500,000	(244)	499,756
	6.584%	04/13/15		300,000	(496)	299,504
	5.125%	03/15/16		500,000	(291)	499,709
	5.375%	08/01/16		400,000	(1,082)	398,918
	5.750%	06/15/17		650,000	(3,433)	646,567
	7.125%	10/15/17		150,000	(457)	149,543
	4.750%	07/15/20		600,000	(4,464)	595,536
	7.570%	08/15/26		140,000	—	140,000
	3.850%	08/15/26	(2)	482,545	(6,936)	475,609

				4,391,632	(18,008)	4,373,624

Floating Rate Notes:

		04/01/13	(1)	300,000	—	300,000
Fair Value Derivative Adjustments			(1)	11,659	—	11,659
Term Loan Facility	LIBOR+0.50%	10/05/11	(3) (4)	500,000	—	500,000

				811,659	—	811,659

Revolving Credit Facility:	LIBOR+0.50%	02/28/12	(3) (5)	146,000	—	146,000

Total Unsecured Debt				$5,349,291	$(18,008)	$5,331,283

(1)	$300.0 million in fair value interest rate swaps converts a portion of the 5.200% notes due April 1, 2013 to a floating interest rate.

(2)	Convertible notes mature on August 15, 2026. The notes are callable by the Company on or after August 18, 2011. The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021.

(3)	Facilities are private. All other unsecured debt is public.

(4)	Represents the Company’s $500.0 million term loan facility, which originally matured on October 5, 2010. Effective April 12, 2010, the Company exercised the first of its two one-year extension options. As a result, the maturity date is now October 5, 2011 and there is one remaining one-year extension option exercisable by the Company.

(5)	Represents amount outstanding on the Company’s unsecured revolving credit facility which matures on February 28, 2012. As of September 30, 2010, there was approximately $1.2 billion available on this facility.
          An unlimited amount of equity and debt securities remains available for issuance by the Company and the Operating Partnership under effective shelf registration statements filed with the SEC. Most recently, the Company and the Operating Partnership filed a universal shelf registration statement for an unlimited amount of equity and debt securities that became automatically effective upon filing with the SEC in October 2010 (under SEC regulations enacted in 2005, the registration statement automatically expires on October 14, 2013 and does not contain a maximum issuance amount).
          The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of September 30, 2010 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange; (ii) the “Common Share Equivalent” of all convertible preferred shares; and (iii) the liquidation value of all perpetual preferred shares outstanding.

Capital Structure as of September 30, 2010
(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$4,845,244	47.6%
Unsecured Debt			5,331,283	52.4%

Total Debt			10,176,527	100.0%	41.4%

Common Shares (includes Restricted Shares)	283,971,112	95.3%
Units (includes OP Units and LTIP Units)	13,859,444	4.7%

Total Shares and Units	297,830,556	100.0%
Common Share Equivalents (see below)	392,697

Total outstanding at quarter-end	298,223,253
Common Share Price at September 30, 2010	$47.57

			14,186,480	98.6%
Perpetual Preferred Equity (see below)			200,000	1.4%

Total Equity			14,386,480	100.0%	58.6%

Total Market Capitalization			$24,563,007		100.0%
Convertible Preferred Equity as of September 30, 2010
(Amounts in thousands except for share and per share amounts)

				Annual	Annual	Weighted		Common
	Redemption	Outstanding	Liquidation	Dividend	Dividend	Average	Conversion	Share
Series	Date	Shares	Value	Per Share	Amount	Rate	Ratio	Equivalents
Preferred Shares:
7.00% Series E (1)	11/1/98	323,666	$8,091	$1.75	$567		1.1128	360,176
7.00% Series H (1)	6/30/98	22,459	562	1.75	39		1.4480	32,521

Total Convertible Preferred Equity		346,125	$8,653		$606	7.00%		392,697

(1)	Both the Series E and the Series H Preferred Shares have been called for redemption effective November 1, 2010.
Perpetual Preferred Equity as of September 30, 2010
(Amounts in thousands except for share and per share amounts)

				Annual	Annual	Weighted
	Redemption	Outstanding	Liquidation	Dividend	Dividend	Average
Series	Date	Shares	Value	Per Share	Amount	Rate
Preferred Shares:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
6.48% Series N	6/19/08	600,000	150,000	16.20	9,720

Total Perpetual Preferred Equity		1,600,000	$200,000		$13,865	6.93%
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
          The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of secured and unsecured debt and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties as well as joint ventures. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $20.0 billion in investment in real estate on the Company’s balance sheet at September 30, 2010, $12.5 billion or 62.4% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.
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
          The Operating Partnership has a $1.425 billion (net of $75.0 million which had been committed by a now bankrupt financial institution and is not available for borrowing) long-term revolving credit facility with available borrowings as of October 28, 2010 of $1.06 billion (net of $84.3 million which was restricted/dedicated to support letters of credit, net of $285.0 million outstanding and net of the $75.0 million discussed above) that matures in February 2012 (see Note 10 in the Notes to Consolidated Financial Statements for further discussion). This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.
          On July 16, 2010, a portion of the parking garage collapsed at one of the Company’s rental properties (Prospect Towers in Hackensack, New Jersey). The Company estimates that the costs related to such collapse (both expensed and capitalized), including providing for residents’ interim needs, lost revenue and garage reconstruction, will be approximately $12.0 million, after insurance reimbursements of $8.0 million. Costs to rebuild the garage will be capitalized as incurred. Other costs, like those to accommodate displaced residents, lost revenue due to a portion of the project being temporarily unavailable for occupancy and legal costs, will reduce earnings as they are incurred. Generally, insurance proceeds will be recorded as increases to earnings as they are received. An impairment charge of $1.3 million was recognized to write-off the net book value of the collapsed garage and an offsetting receivable was booked reflecting expected insurance recoveries. Subsequent to quarter-end, the Company received approximately $2.5 million in initial insurance proceeds. Expenses of $3.5 million were recorded in the third quarter of 2010 relating to this loss and are included in real estate taxes and insurance on the consolidated statements of operations. In addition, the Company estimates that its lost revenues approximated $0.8 million in the third quarter of 2010 as a result of the high-rise tower being unoccupied following the garage collapse.
          See Note 16 in the Notes to Consolidated Financial Statements for discussion of other events which occurred subsequent to September 30, 2010.
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
          For the nine months ended September 30, 2010, our actual improvements to real estate totaled approximately $99.0 million. This includes the following (amounts in thousands except for unit and per unit amounts):
Capital Expenditures to Real Estate
For the Nine Months Ended September 30, 2010

	Total		Avg.	Building	Avg.		Avg.
	Units (1)	Replacements (2)	Per Unit	Improvements	Per Unit	Total	Per Unit
Same Store Properties (3)	116,775	$54,840	$469	$37,577	$322	$92,417	$791

Non-Same Store Properties (4)	11,574	2,409	289	3,595	431	6,004	720

Other (5)	—	292		246		538

Total	128,349	$57,541		$41,418		$98,959

(1)	Total Units — Excludes 4,680 military housing units, for which repairs and maintenance expenses and capital expenditures to real estate are self-funded and do not consolidate into the Company’s results.

(2)	Replacements — Includes new expenditures inside the units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $23.0 million spent on various assets related to unit renovations/rehabs (primarily kitchens and baths) designed to reposition these assets for higher rental levels in their respective markets.

(3)	Same Store Properties — Primarily includes all properties acquired or completed and stabilized prior to January 1, 2009, less properties subsequently sold.

(4)	Non-Same Store Properties — Primarily includes all properties acquired during 2009 and 2010, plus any properties in lease-up and not stabilized as of January 1, 2009. Per unit amounts are based on a weighted average of 8,336 units.

(5)	Other — Primarily includes expenditures for properties sold during the period.
          For 2010, the Company estimates that it will spend approximately $1,075 per unit of capital expenditures for its same store properties inclusive of unit renovation/rehab costs, or $825 per unit excluding unit renovation/rehab costs. The above assumptions are based on current expectations and are forward-looking.
          During the nine months ended September 30, 2010, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $1.0 million. The Company expects to fund approximately $0.6 million in total additions to non-real estate property for the remainder of 2010. The above assumption is based on current expectations and is forward-looking.
          Improvements to real estate and additions to non-real estate property are generally funded from net cash provided by operating activities and from investment cash flow.
          Derivative Instruments
          In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.
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

          See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at September 30, 2010.
          Other
          Total distributions paid in October 2010 amounted to $103.1 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the third quarter ended September 30, 2010.
Off-Balance Sheet Arrangements and Contractual Obligations
          The Company had co-invested in various properties that were unconsolidated and accounted for under the equity method of accounting. Management does not believe these investments had a materially different impact upon the Company’s liquidity, cash flows, capital resources, credit or market risk than its other property management and ownership activities. During 2000 and 2001, the Company entered into institutional ventures with an unaffiliated partner. At the respective closing dates, the Company sold and/or contributed 45 properties containing 10,846 units to these ventures and retained a 25% ownership interest in the ventures. The Company’s joint venture partner contributed cash equal to 75% of the agreed-upon equity value of the properties comprising the ventures, which was then distributed to the Company. The Company’s strategy with respect to these ventures was to reduce its concentration of properties in a variety of markets. As of September 30, 2010, the Company had sold its interest in these unconsolidated ventures with the exception of eight properties consisting of 2,061 units which were acquired by the Company. All of the related debt encumbering these ventures was extinguished.
          As of September 30, 2010, the Company has five projects totaling 1,499 units in various stages of development with estimated completion dates ranging through September 30, 2012, as well as other completed development projects that are in various stages of lease up or are stabilized. The development agreements currently in place are discussed in detail in Note 14 of the Company’s Consolidated Financial Statements.
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
Funds From Operations
          For the nine months ended September 30, 2010, Funds From Operations (“FFO”) available to Common Shares and Units decreased by $2.4 million or 0.5% as compared to the nine months ended September 30, 2009.
          For the quarter ended September 30, 2010, FFO available to Common Shares and Units increased by $11.8 million or 7.6% as compared to the quarter ended September 30, 2009.
          The following is a reconciliation of net income to FFO available to Common Shares and Units for the nine months and quarters ended September 30, 2010 and 2009:

Funds From Operations
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2010	2009	2010	2009
Net income	$97,771	$334,718	$29,826	$143,365
Adjustments:
Net (income) loss attributable to Noncontrolling Interests:
Preference Interests and Units	—	(9)	—	(2)
Partially Owned Properties	623	391	188	317
Depreciation	500,173	428,751	173,642	144,165
Depreciation — Non-real estate additions	(5,009)	(5,569)	(1,640)	(1,777)
Depreciation — Partially Owned and Unconsolidated Properties	(849)	656	(856)	225
Net (gain) on sales of unconsolidated entities	(28,101)	(6,718)	(22,544)	(3,959)
Discontinued operations:
Depreciation	1,522	22,736	377	5,487
Net (gain) on sales of discontinued operations	(69,538)	(274,933)	(9,285)	(129,135)
Net incremental gain (loss) on sales of condominium units	619	(450)	(12)	(785)

FFO (1) (2)	497,211	499,573	169,696	157,901
Preferred distributions	(10,855)	(10,859)	(3,617)	(3,619)

FFO available to Common Shares and Units (1) (2)	$486,356	$488,714	$166,079	$154,282

(1)	The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) (April 2002 White Paper) as net income (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The April 2002 White Paper states that gain or loss on sales of property is excluded from FFO for previously depreciated operating properties only. Once the Company commences the conversion of units to condominiums, it simultaneously discontinues depreciation of such property. FFO available to Common Shares and Units is calculated on a basis consistent with net income available to Common Shares and reflects adjustments to net income for preferred distributions and premiums on redemption of preferred shares in accordance with accounting principles generally accepted in the United States. The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units are collectively referred to as the “Noncontrolling Interests — Operating Partnership”. Subject to certain restrictions, the Noncontrolling Interests — Operating Partnership may exchange their OP Units for Common Shares on a one-for-one basis.

(2)	The Company believes that FFO and FFO available to Common Shares and Units are helpful to investors as supplemental measures of the operating performance of a real estate company, because they are recognized measures of performance by the real estate industry and by excluding gains or losses related to dispositions of depreciable property and excluding real estate depreciation (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO and FFO available to Common Shares and Units can help compare the operating performance of a company’s real estate between periods or as compared to different companies. FFO and FFO available to Common Shares and Units do not represent net income, net income available to Common Shares or net cash flows from operating activities in accordance with GAAP. Therefore, FFO and FFO available to Common Shares and Units should not be exclusively considered as alternatives to net income, net income available to Common Shares or net cash flows from operating activities as determined by GAAP or as a measure of liquidity. The Company’s calculation of FFO and FFO available to Common Shares and Units may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.
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

Item 4. Controls and Procedures
          (a) Evaluation of Disclosure Controls and Procedures:
          Effective as of September 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
          (b) Changes in Internal Control over Financial Reporting:
          There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to in Item 4(a) above that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          (a) Unregistered Common Shares Issued in the Quarter Ended September 30, 2010
          During the quarter ended September 30, 2010, the Company issued 39,859 Common Shares in exchange for 39,859 OP Units held by various limited partners of the Operating Partnership. OP Units are generally exchangeable into Common Shares of EQR on a one-for-one basis or, at the option of the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by the Company from the limited partners in connection with these transactions, the Company believes it may rely on these exemptions.
Item 4. (Removed and Reserved).
Item 6. Exhibits — See the Exhibit Index

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL
Date: November 4, 2010	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer

Date: November 4, 2010	By:	/s/ Ian S. Kaufman
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

Exhibit	Description	Location
10.1*	First Amendment to Second Restated 2002 Share Incentive Plan.	Attached herein.

31.1	Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2	Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted	Attached herein.
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of
David J. Neithercut, Chief Executive Officer of the Company.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted	Attached herein.
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of
Mark J. Parrell, Chief Financial Officer of the Company.

101	XBRL (Extensible Business Reporting Language). The following	Attached herein.
materials from Equity Residential’s Quarterly Report on Form
10-Q for the period ended September 30, 2010, formatted in
XBRL: (i) consolidated balance sheets, (ii) consolidated
statements of operations, (iii) consolidated statements of
cash flows, (iv) consolidated statement of changes in equity and (v) notes to consolidated financial statements. As
provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities
Exchange Act of 1934.

*	Management contracts and compensatory plans or arrangements filed as exhibits to this report are identified by an asterisk.