Form 10-Q
period 2011-03-31
EQUITY RESIDENTIAL
filed 2011-05-05
CIK 906107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on April 28, 2011 was 294,649,817.

EQUITY RESIDENTIAL

PAGE
PART I.

Item 1. Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	2

Consolidated Statements of Operations for the quarters ended March 31, 2011 and 2010	3 to 4

Consolidated Statements of Cash Flows for the quarters ended March 31, 2011 and 2010	5 to 7

Consolidated Statement of Changes in Equity for the quarter ended March 31, 2011	8 to 9

Notes to Consolidated Financial Statements	10 to 26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27 to 43

Item 3. Quantitative and Qualitative Disclosures about Market Risk	43

Item 4. Controls and Procedures	43

PART II.

Item 1. Legal Proceedings	44

Item 1A. Risk Factors	44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6. Exhibits	44
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Investment in real estate
Land	$4,107,769	$4,110,275
Depreciable property	15,279,033	15,226,512
Projects under development	97,151	130,337
Land held for development	211,968	235,247

Investment in real estate	19,695,921	19,702,371
Accumulated depreciation	(4,424,078)	(4,337,357)

Investment in real estate, net	15,271,843	15,365,014

Cash and cash equivalents	306,072	431,408
Investments in unconsolidated entities	3,533	3,167
Deposits — restricted	309,605	180,987
Escrow deposits — mortgage	12,087	12,593
Deferred financing costs, net	39,182	42,033
Other assets	133,007	148,992

Total assets	$16,075,329	$16,184,194

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$4,583,545	$4,762,896
Notes, net	5,092,967	5,185,180
Lines of credit	—	—
Accounts payable and accrued expenses	80,385	39,452
Accrued interest payable	71,972	98,631
Other liabilities	260,873	304,202
Security deposits	60,784	60,812
Distributions payable	106,020	140,905

Total liabilities	10,256,546	10,592,078

Commitments and contingencies

Redeemable Noncontrolling Interests — Operating Partnership	416,334	383,540

Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 1,600,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010	200,000	200,000
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 294,522,273 shares issued and outstanding as of March 31, 2011 and 290,197,242 shares issued and outstanding as of December 31, 2010	2,945	2,902
Paid in capital	4,898,435	4,741,521
Retained earnings	228,092	203,581
Accumulated other comprehensive (loss)	(50,634)	(57,818)

Total shareholders’ equity	5,278,838	5,090,186
Noncontrolling Interests:
Operating Partnership	115,924	110,399
Partially Owned Properties	7,687	7,991

Total Noncontrolling Interests	123,611	118,390

Total equity	5,402,449	5,208,576

Total liabilities and equity	$16,075,329	$16,184,194

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	Quarter Ended March 31,
	2011	2010
REVENUES
Rental income	$518,817	$462,577
Fee and asset management	1,806	2,422

Total revenues	520,623	464,999

EXPENSES
Property and maintenance	128,357	120,203
Real estate taxes and insurance	56,024	55,575
Property management	22,381	20,492
Fee and asset management	948	1,958
Depreciation	167,968	146,042
General and administrative	11,435	10,721

Total expenses	387,113	354,991

Operating income	133,510	110,008

Interest and other income	972	2,220
Other expenses	(2,164)	(4,383)
Interest:
Expense incurred, net	(121,376)	(114,111)
Amortization of deferred financing costs	(3,023)	(2,996)

Income (loss) before income and other taxes, (loss) from investments in unconsolidated entities, net gain on sales of unconsolidated entities and discontinued operations	7,919	(9,262)
Income and other tax (expense) benefit	(192)	(159)
(Loss) from investments in unconsolidated entities	—	(464)
Net gain on sales of unconsolidated entities	—	478

Income (loss) from continuing operations	7,727	(9,407)
Discontinued operations, net	125,339	67,263

Net income	133,066	57,856
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(5,775)	(2,623)
Partially Owned Properties	40	250

Net income attributable to controlling interests	127,331	55,483
Preferred distributions	(3,466)	(3,620)

Net income available to Common Shares	$123,865	$51,863

Earnings per share — basic:
Income (loss) from continuing operations available to Common Shares	$0.01	$(0.04)

Net income available to Common Shares	$0.42	$0.18

Weighted average Common Shares outstanding	292,895	280,645

Earnings per share — diluted:
Income (loss) from continuing operations available to Common Shares	$0.01	$(0.04)

Net income available to Common Shares	$0.42	$0.18

Weighted average Common Shares outstanding	310,467	280,645

Distributions declared per Common Share outstanding	$0.3375	$0.3375

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Amounts in thousands except per share data)
(Unaudited)

	Quarter Ended March 31,
	2011	2010
Comprehensive income:

Net income	$133,066	$57,856
Other comprehensive income (loss) — derivative instruments:
Unrealized holding gains (losses) arising during the period	6,082	(13,503)
Losses reclassified into earnings from other comprehensive income	956	726
Other comprehensive income (loss) — other instruments:
Unrealized holding gains (losses) arising during the period	146	(159)

Comprehensive income	140,250	44,920
Comprehensive (income) attributable to Noncontrolling Interests	(5,735)	(2,373)

Comprehensive income attributable to controlling interests	$134,515	$42,547

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$133,066	$57,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	169,363	152,734
Amortization of deferred financing costs	3,074	3,197
Amortization of discounts and premiums on debt	373	565
Amortization of deferred settlements on derivative instruments	822	593
Write-off of pursuit costs	1,683	1,046
Loss from investments in unconsolidated entities	—	464
Distributions from unconsolidated entities — return on capital	41	61
Net (gain) on sales of unconsolidated entities	—	(478)
Net (gain) on sales of discontinued operations	(123,754)	(60,036)
Unrealized loss on derivative instruments	—	1
Compensation paid with Company Common Shares	6,524	5,757

Changes in assets and liabilities:
Decrease (increase) in deposits — restricted	1,557	(1,000)
Decrease in other assets	5,771	1,798
Increase in accounts payable and accrued expenses	44,531	39,148
(Decrease) in accrued interest payable	(26,659)	(32,954)
(Decrease) in other liabilities	(28,836)	(20,005)
(Decrease) increase in security deposits	(28)	3,373

Net cash provided by operating activities	187,528	152,120

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate — acquisitions	(123,868)	(498,272)
Investment in real estate — development/other	(29,840)	(31,347)
Improvements to real estate	(29,891)	(25,691)
Additions to non-real estate property	(2,677)	(353)
Interest capitalized for real estate and unconsolidated entities under development	(1,700)	(4,365)
Proceeds from disposition of real estate, net	258,212	105,071
Investments in unconsolidated entities	(366)	—
Distributions from unconsolidated entities — return of capital	—	1,303
(Increase) decrease in deposits on real estate acquisitions, net	(107,878)	182,203
Decrease (increase) in mortgage deposits	506	(3,383)
Acquisition of Noncontrolling Interests — Partially Owned Properties	(504)	—

Net cash (used for) investing activities	(38,006)	(274,834)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(223)	$(1,435)
Mortgage notes payable:
Proceeds	707	55,664
Restricted cash	(22,297)	7,427
Lump sum payoffs	(200,733)	(149,409)
Scheduled principal repayments	(4,223)	(4,059)
Notes, net:
Lump sum payoffs	(93,096)	—
Lines of credit:
Proceeds	—	1,469,125
Repayments	—	(1,378,125)
Proceeds from sale of Common Shares	154,508	73,356
Proceeds from Employee Share Purchase Plan (ESPP)	2,742	2,478
Proceeds from exercise of options	32,719	19,215
Common Shares repurchased and retired	—	(1,887)
Payment of offering costs	(2,352)	(604)
Contributions — Noncontrolling Interests — Partially Owned Properties	—	222
Distributions:
Common Shares	(132,655)	(93,317)
Preferred Shares	(3,466)	(3,620)
Noncontrolling Interests — Operating Partnership	(6,225)	(4,794)
Noncontrolling Interests — Partially Owned Properties	(264)	(625)

Net cash (used for) financing activities	(274,858)	(10,388)

Net (decrease) in cash and cash equivalents	(125,336)	(133,102)
Cash and cash equivalents, beginning of period	431,408	193,288

Cash and cash equivalents, end of period	$306,072	$60,186

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2011	2010
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$146,514	$144,902

Net cash paid (received) for income and other taxes	$341	$(1,850)

Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$26,900	$145,660

Valuation of OP Units issued	$—	$7,383

Mortgage loans (assumed) by purchaser	$—	$(39,999)

Amortization of deferred financing costs:
Investment in real estate, net	$—	$(600)

Deferred financing costs, net	$3,074	$3,797

Amortization of discounts and premiums on debt:
Mortgage notes payable	$(1,858)	$(1,563)

Notes, net	$2,231	$2,128

Amortization of deferred settlements on derivative instruments:
Other liabilities	$(134)	$(133)

Accumulated other comprehensive income	$956	$726

Unrealized loss on derivative instruments:
Other assets	$810	$7,579

Mortgage notes payable	$(144)	$16

Notes, net	$(1,348)	$2,725

Other liabilities	$(5,400)	$3,184

Accumulated other comprehensive income (loss)	$6,082	$(13,503)

Interest capitalized for real estate and unconsolidated entities under development
Investment in real estate, net	$(1,659)	$(4,365)

Investments in unconsolidated entities	$(41)	$—

Other
Receivable on sale of Common Shares	$—	$37,550

Transfer from notes, net to mortgage notes payable	$—	$35,600

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

Quarter Ended
March 31, 2011
SHAREHOLDERS’ EQUITY

PREFERRED SHARES
Balance, beginning of year	$200,000

Balance, end of period	$200,000

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$2,902
Issuance of Common Shares	30
Exercise of share options	11
Employee Share Purchase Plan (ESPP)	1
Conversion of restricted shares to LTIP Units	(1)
Share-based employee compensation expense:
Restricted shares	2

Balance, end of period	$2,945

PAID IN CAPITAL
Balance, beginning of year	$4,741,521
Common Share Issuance:
Conversion of OP Units into Common Shares	737
Issuance of Common Shares	154,478
Exercise of share options	32,708
Employee Share Purchase Plan (ESPP)	2,741
Conversion of restricted shares to LTIP Units	(3,933)
Share-based employee compensation expense:
Restricted shares	2,709
Share options	2,751
ESPP discount	689
Offering costs	(2,352)
Supplemental Executive Retirement Plan (SERP)	(108)
Acquisition of Noncontrolling Interests — Partially Owned Properties	(504)
Change in market value of Redeemable Noncontrolling Interests — Operating Partnership	(29,294)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(3,708)

Balance, end of period	$4,898,435

RETAINED EARNINGS
Balance, beginning of year	$203,581
Net income attributable to controlling interests	127,331
Common Share distributions	(99,354)
Preferred Share distributions	(3,466)

Balance, end of period	$228,092

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(57,818)
Accumulated other comprehensive income — derivative instruments:
Unrealized holding gains arising during the period	6,082
Losses reclassified into earnings from other comprehensive income	956
Accumulated other comprehensive income — other instruments:
Unrealized holding gains arising during the period	146

Balance, end of period	$(50,634)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)
(Amounts in thousands)
(Unaudited)

Quarter Ended
March 31, 2011
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of year	$110,399
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(737)
Conversion of restricted shares to LTIP Units	3,934
Equity compensation associated with Noncontrolling Interests	986
Net income attributable to Noncontrolling Interests	5,775
Distributions to Noncontrolling Interests	(4,641)
Change in carrying value of Redeemable Noncontrolling Interests — Operating Partnership	(3,500)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	3,708

Balance, end of period	$115,924

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$7,991
Net (loss) attributable to Noncontrolling Interests	(40)
Distributions to Noncontrolling Interests	(264)

Balance, end of period	$7,687

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
          EQR is the general partner of, and as of March 31, 2011 owned an approximate 95.5% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”). All of EQR’s property ownership, development and related business operations are conducted through the Operating Partnership and its subsidiaries. References to the “Company” include EQR, the Operating Partnership and those entities owned or controlled by the Operating Partnership and/or EQR.
          As of March 31, 2011, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 442 properties located in 17 states and the District of Columbia consisting of 127,711 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	417	118,078
Partially Owned Properties — Consolidated	23	4,828
Military Housing	2	4,805

	442	127,711
2. Summary of Significant Accounting Policies
     Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. Operating results for the quarter ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
          The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
          For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.
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

          Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected amortization of goodwill, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of March 31, 2011, the Company has recorded a deferred tax asset of approximately $38.7 million, which is fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.
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
          The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. The Company is the controlling partner in various consolidated partnerships owning 23 properties and 4,828 apartment units and various completed and uncompleted development properties having a noncontrolling interest book value of $7.7 million at March 31, 2011. Some of these partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of March 31, 2011, the Company estimates the value of Noncontrolling Interest distributions would have been approximately $64.1 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on March 31, 2011 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company’s Partially Owned Properties is subject to change. To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.
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
          Effective January 1, 2011, companies are required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements. This does not have a material effect on the Company’s consolidated results of operations or financial position. See Note 11 for further discussion.

          Effective January 1, 2009, issuers of certain convertible debt instruments that may be settled in cash on conversion were required to separately account for the liability and equity components of the instrument in a manner that reflects each issuer’s nonconvertible debt borrowing rate. As the Company is required to apply this retrospectively, the accounting for the Operating Partnership’s $650.0 million ($482.5 million outstanding at March 31, 2011) 3.85% convertible unsecured notes that were issued in August 2006 and mature in August 2026 was affected. The Company recognized $4.6 million and $4.6 million in interest expense related to the stated coupon rate of 3.85% for the quarters ended March 31, 2011 and 2010, respectively. The amount of the conversion option as of the date of issuance calculated by the Company using a 5.80% effective interest rate was $44.3 million and is being amortized to interest expense over the expected life of the convertible notes (through the first put date on August 18, 2011). Total amortization of the cash discount and conversion option discount on the unsecured notes resulted in a reduction to earnings of approximately $2.0 million and $1.9 million, respectively, or $0.01 per share and $0.01 per share, respectively, for the quarters ended March 31, 2011 and 2010, and is anticipated to result in a reduction to earnings of approximately $5.0 million or $0.02 per share during the full year of 2011. In addition, the Company decreased the January 1, 2009 balance of retained earnings by $27.0 million, decreased the January 1, 2009 balance of notes by $17.3 million and increased the January 1, 2009 balance of paid in capital by $44.3 million. The carrying amount of the conversion option remaining in paid in capital was $44.3 million at both March 31, 2011 and December 31, 2010. The unamortized cash and conversion option discounts totaled $3.0 million and $5.0 million at March 31, 2011 and December 31, 2010, respectively.
3. Equity and Redeemable Noncontrolling Interests
          The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and Long-Term Incentive Plan (“LTIP”) Units) for the quarter ended March 31, 2011:

2011
Common Shares
Common Shares outstanding at January 1,	290,197,242

Common Shares Issued:
Conversion of OP Units	23,901
Issuance of Common Shares	3,038,980
Exercise of share options	1,146,933
Employee Share Purchase Plan (ESPP)	62,266
Restricted share grants, net	154,939

Common Shares Other:
Conversion of restricted shares to LTIP Units	(101,988)

Common Shares outstanding at March 31,	294,522,273

Units
Units outstanding at January 1,	13,612,037
LTIP Units, net	58,942
Conversion of restricted shares to LTIP Units	101,988
Conversion of OP Units to Common Shares	(23,901)

Units outstanding at March 31,	13,749,066

Total Common Shares and Units outstanding at March 31,	308,271,339

Units Ownership Interest in Operating Partnership	4.5%
          In September 2009, the Company announced the establishment of an At-The-Market (“ATM”) share offering program which would allow the Company to sell up to 17.0 million Common Shares from time to time over the next three years into the existing trading market at current market prices as well as through negotiated transactions. During the quarter ended March 31, 2011, the Company issued approximately 3.0 million Common Shares at an average price of $50.84 per share for total consideration of approximately $154.5 million through the ATM program. The Company has not issued any shares under this program since January 13, 2011. Including its February 2011 prospectus supplement which added approximately 5.7 million Common Shares, the Company has 10.0 million Common Shares remaining available for issuance under the ATM program as of March 31, 2011.
          EQR has a share repurchase program authorized by the Board of Trustees under which it has authorization to repurchase up to $464.6 million of its shares as of March 31, 2011. No shares were repurchased during the quarter ended March 31, 2011.

          During the quarter ended March 31, 2011, the Company acquired all of its partner’s interest in one consolidated partially owned property consisting of 404 apartment units for $0.5 million. In conjunction with this transaction, the Company reduced paid in capital by $0.5 million.
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
          The Noncontrolling Interests — Operating Partnership Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests — Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests — Operating Partnership”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests — Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests — Operating Partnership Units that are classified in permanent equity at March 31, 2011 and December 31, 2010.
          The carrying value of the Redeemable Noncontrolling Interests — Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests — Operating Partnership Units in proportion to the number of Noncontrolling Interests — Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests — Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of March 31, 2011, the Redeemable Noncontrolling Interests — Operating Partnership have a redemption value of approximately $416.3 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Noncontrolling Interests — Operating Partnership Units.
          The following table presents the change in the redemption value of the Redeemable Noncontrolling Interests — Operating Partnership for the quarter ended March 31, 2011 (amounts in thousands):

2011
Balance at January 1,	$383,540
Change in market value	29,294
Change in carrying value	3,500

Balance at March 31,	$416,334

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
          The following table presents the Company’s issued and outstanding Preferred Shares as of March 31, 2011 and December 31, 2010:

			Amounts in thousands
		Annual
	Redemption	Dividend per	March 31,	December 31,
	Date (1)	Share (2)	2011	2010
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:

8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at March 31, 2011 and December 31, 2010	12/10/26	$4.145	$50,000	$50,000

6.48% Series N Cumulative Redeemable Preferred; liquidation value $250 per share; 600,000 shares issued and outstanding at March 31, 2011 and December 31, 2010 (3)	6/19/08	$16.20	150,000	150,000

			$200,000	$200,000

(1)	On or after the redemption date, redeemable preferred shares (Series K and N) may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	Dividends on all series of Preferred Shares are payable quarterly at various pay dates. The dividend listed for Series N is a Preferred Share rate and the equivalent Depositary Share annual dividend is $1.62 per share.

(3)	The Series N Preferred Shares have a corresponding depositary share that consists of ten times the number of shares and one-tenth the liquidation value and dividend per share.
4. Real Estate
          The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of March 31, 2011 and December 31, 2010 (amounts in thousands):

	March 31,	December 31,
	2011	2010
Land	$4,107,769	$4,110,275
Depreciable property:
Buildings and improvements	14,042,212	13,995,121
Furniture, fixtures and equipment	1,236,821	1,231,391
Projects under development:
Land	27,505	28,260
Construction-in-progress	69,646	102,077
Land held for development:
Land	183,674	198,465
Construction-in-progress	28,294	36,782

Investment in real estate	19,695,921	19,702,371
Accumulated depreciation	(4,424,078)	(4,337,357)

Investment in real estate, net	$15,271,843	$15,365,014

          During the quarter ended March 31, 2011, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties	2	521	$139,018
Other (1)	—	—	11,750

Total	2	521	$150,768

(1)	Represents the acquisition of a 97,000 square foot commercial building adjacent to our Harbor Steps apartment property in downtown Seattle for potential redevelopment.
          During the quarter ended March 31, 2011, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties — Consolidated	12	2,731	$261,771

Total	12	2,731	$261,771

          The Company recognized a net gain on sales of discontinued operations of approximately $123.8 million on the above sales.
5. Commitments to Acquire/Dispose of Real Estate
          In addition to the property that was subsequently acquired as discussed in Note 16, the Company had entered into separate agreements to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties	3	975	$255,250
Land Parcels (one)	—	—	12,000

Total	3	975	$267,250

          In addition to the properties that were subsequently disposed of as discussed in Note 16, the Company had entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties	7	2,797	$240,880

Total	7	2,797	$240,880

          The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.
6. Investments in Partially Owned Entities
          The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following tables and information summarize the Company’s investments in partially owned entities as of March 31, 2011 (amounts in thousands except for project and apartment unit amounts):

	Consolidated
	Development Projects (VIEs)
	Held for	Completed,	Completed
	and/or Under	Not	and
	Development	Stabilized (4)	Stabilized	Other	Total
Total projects (1)	—	1	3	19	23

Total apartment units (1)	—	490	898	3,440	4,828

Balance sheet information at 3/31/11 (at 100%):
ASSETS
Investment in real estate	$44,103	$257,480	$263,567	$439,481	$1,004,631
Accumulated depreciation	—	(1,896)	(17,162)	(128,088)	(147,146)

Investment in real estate, net	44,103	255,584	246,405	311,393	857,485
Cash and cash equivalents	536	650	2,454	7,744	11,384
Deposits — restricted	1,120	1,189	2,507	8	4,824
Escrow deposits — mortgage	—	—	163	1,470	1,633
Deferred financing costs, net	—	2,206	254	403	2,863
Other assets	78	117	181	258	634

Total assets	$45,837	$259,746	$251,964	$321,276	$878,823

LIABILITIES AND EQUITY
Mortgage notes payable	$18,342	$142,448	$200,765	$215,631	$577,186
Accounts payable & accrued expenses	617	1,157	911	2,371	5,056
Accrued interest payable	1,528	528	465	1,109	3,630
Other liabilities	1,280	870	273	795	3,218
Security deposits	—	1,173	249	1,382	2,804

Total liabilities	21,767	146,176	202,663	221,288	591,894

Noncontrolling Interests — Partially Owned Properties	3,418	5,025	4,078	(4,834)	7,687
Accumulated other comprehensive (loss)	—	(495)	—	—	(495)
EQR equity	20,652	109,040	45,223	104,822	279,737

Total equity	24,070	113,570	49,301	99,988	286,929

Total liabilities and equity	$45,837	$259,746	$251,964	$321,276	$878,823

Debt — Secured (2):
EQR Ownership (3)	$18,342	$142,448	$200,765	$162,912	$524,467
Noncontrolling Ownership	—	—	—	52,719	52,719

Total (at 100%)	$18,342	$142,448	$200,765	$215,631	$577,186

	Consolidated
	Development Projects (VIEs)
	Held for	Completed,
	and/or Under	Not	Completed
	Development	Stabilized (4)	and Stabilized	Other	Total
Operating information for the quarter ended 3/31/11 (at 100%):
Operating revenue	$—	$2,992	$4,680	$13,949	$21,621
Operating expenses	161	1,093	1,507	4,733	7,494

Net operating (loss) income	(161)	1,899	3,173	9,216	14,127
Depreciation	—	1,897	2,189	3,741	7,827
General and administrative/other	19	2	9	11	41

Operating (loss) income	(180)	—	975	5,464	6,259
Interest and other income	4	—	2	5	11
Other expenses	(124)	—	—	(17)	(141)
Interest:
Expense incurred, net	(234)	(1,528)	(1,389)	(3,882)	(7,033)
Amortization of deferred financing costs	—	(601)	(139)	(102)	(842)

(Loss) income before income and other taxes and discontinued operations	(534)	(2,129)	(551)	1,468	(1,746)
Income and other tax (expense) benefit	(45)	—	—	(2)	(47)
Net gain on sales of discontinued operations	169	—	—	—	169

Net (loss) income	$(410)	$(2,129)	$(551)	$1,466	$(1,624)

(1)	Project and apartment unit counts exclude all uncompleted development projects until those projects are substantially completed.

(2)	All debt is non-recourse to the Company with the exception of $14.0 million in mortgage debt on one development project.

(3)	Represents the Company’s current economic ownership interest.

(4)	Projects included here are substantially complete. However, they may still require additional exterior and interior work for all apartment units to be available for leasing.
          In 2010, the Company admitted an 80% institutional partner to an entity owning a developable land parcel in Florida in exchange for $11.7 million in cash and retained a 20% equity interest. This land parcel is now unconsolidated. Total project cost is approximately $76.1 million and construction is expected to start in the second quarter of 2011. The Company is responsible for constructing the project and has given certain construction cost overrun guarantees. The Company’s remaining funding obligation is currently estimated at approximately $2.3 million.
          The Company is the controlling partner in various consolidated partnership properties and development properties having a noncontrolling interest book value of $7.7 million at March 31, 2011. The Company has identified its development partnerships as VIEs as the Company provides substantially all of the capital for these ventures (other than third party mortgage debt, if any) despite the fact that each partner legally owns 50% of each venture. The Company is the primary beneficiary as it exerts the most significant power over the ventures, absorbs the majority of the expected losses and has the right to receive a majority of the expected residual returns. The assets net of liabilities of the Company’s VIEs are restricted in their use to the specific VIE to which they relate and are not available for general corporate use. The Company does not have any unconsolidated VIEs.
7. Deposits — Restricted
     The following table presents the Company’s restricted deposits as of March 31, 2011 and December 31, 2010 (amounts in thousands):

	March 31,	December 31,
	2011	2010
Tax—deferred (1031) exchange proceeds	$212,779	$103,887
Earnest money on pending acquisitions	8,250	9,264
Restricted deposits on debt (1)	41,263	18,966
Resident security and utility deposits	41,283	40,745
Other	6,030	8,125

Totals	$309,605	$180,987

(1)	Primarily represents amounts held in escrow by the lender and released as draw requests are made on fully funded development mortgage loans.
8. Mortgage Notes Payable
          As of March 31, 2011, the Company had outstanding mortgage debt of approximately $4.6 billion.
          During the quarter ended March 31, 2011, the Company:
▪	Repaid $205.0 million of mortgage loans;

▪	Obtained $0.7 million of new mortgage loan proceeds; and

▪	Assumed $26.9 million of mortgage debt on one acquired property.
          As of March 31, 2011, the Company had $543.4 million of secured debt subject to third party credit enhancement.
          As of March 31, 2011, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through September 1, 2048. At March 31, 2011, the interest rate range on the Company’s mortgage debt was 0.20% to 11.25%. During the quarter ended March 31, 2011, the weighted average interest rate on the Company’s mortgage debt was 4.76%.
9. Notes
          As of March 31, 2011, the Company had outstanding unsecured notes of approximately $5.1 billion.
          During the quarter ended March 31, 2011, the Company:
▪	Repaid $93.1 million of 6.95% unsecured notes at maturity.
          As of March 31, 2011, scheduled maturities for the Company’s outstanding notes were at various dates through 2026. At March 31, 2011, the interest rate range on the Company’s notes was 0.75% to 7.57%. During the quarter ended March 31, 2011, the weighted average interest rate on the Company’s notes was 5.08%.
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
          As of March 31, 2011, the amount available on the credit facility was $1.34 billion (net of $83.7 million which was restricted/dedicated to support letters of credit and net of the $75.0 million discussed above). The Company did not draw and had no balance outstanding on its revolving credit facility at any time during the quarter ended March 31, 2011.
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
          The carrying values of the Company’s mortgage notes payable and unsecured notes were approximately $4.6 billion and $5.1 billion, respectively, at March 31, 2011. The fair values of the Company’s mortgage notes payable and unsecured notes were approximately $4.5 billion and $5.4 billion, respectively, at March 31, 2011. The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, derivative instruments and investment securities) including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.
          In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.
          The following table summarizes the Company’s consolidated derivative instruments at March 31, 2011 (dollar amounts are in thousands):

		Forward	Development
	Fair Value	Starting	Cash Flow
	Hedges (1)	Swaps (2)	Hedges (3)
Current Notional Balance	$315,693	$950,000	$88,833
Lowest Possible Notional	$315,693	$950,000	$3,020
Highest Possible Notional	$317,694	$950,000	$91,343
Lowest Interest Rate	2.009%	3.478%	4.059%
Highest Interest Rate	4.800%	4.695%	4.059%
Earliest Maturity Date	2012	2021	2011
Latest Maturity Date	2013	2023	2011

(1)	Fair Value Hedges — Converts outstanding fixed rate debt to a floating interest rate.

(2)	Forward Starting Swaps — Designed to partially fix the interest rate in advance of a planned future debt issuance. These swaps have mandatory counterparty terminations from 2012 through 2014, and $350.0 million, $400.0 million and $200.0 million are designated for 2011, 2012 and 2013 maturities, respectively.

(3)	Development Cash Flow Hedges — Converts outstanding floating rate debt to a fixed interest rate.
          The following tables provide the location of the Company’s derivative instruments within the accompanying Consolidated Balance Sheets and their fair market values as of March 31, 2011 and December 31, 2010, respectively (amounts in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
March 31, 2011	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other assets	$11,029	Other liabilities	$—
Forward Starting Swaps	Other assets	3,959	Other liabilities	(33,184)
Development Cash Flow Hedges	Other assets	—	Other liabilities	(495)

Total		$14,988		$(33,679)

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
December 31, 2010	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other assets	$12,521	Other liabilities	$—
Forward Starting Swaps	Other assets	3,276	Other liabilities	(37,756)
Development Cash Flow Hedges	Other assets	—	Other liabilities	(1,322)

Total		$15,797		$(39,078)

          The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying Consolidated Statements of Operations for the quarters ended March 31, 2011 and 2010, respectively (amounts in thousands):

	Location of Gain/(Loss)	Amount of Gain/(Loss)		Income Statement	Amount of Gain/(Loss)
March 31, 2011	Recognized in Income	Recognized in Income		Location of Hedged	Recognized in Income
Type of Fair Value Hedge	on Derivative	on Derivative	Hedged Item	Item Gain/(Loss)	on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,492)	Fixed rate debt	Interest expense	$1,492

Total		$(1,492)			$1,492

	Location of Gain/(Loss)	Amount of Gain/(Loss)		Income Statement	Amount of Gain/(Loss)
March 31, 2010	Recognized in Income	Recognized in Income		Location of Hedged	Recognized in Income
Type of Fair Value Hedge	on Derivative	on Derivative	Hedged Item	Item Gain/(Loss)	on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$2,742	Fixed rate debt	Interest expense	$(2,742)

Total		$2,742			$(2,742)

          The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying Consolidated Statements of Operations for the quarters ended March 31, 2011 and 2010, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
	Amount of	Location of Gain/(Loss)	Amount of Gain/(Loss)	Location of	Amount of Gain/(Loss)
	Gain/(Loss)	Reclassified from	Reclassified from	Gain/(Loss)	Reclassified from
March 31, 2011	Recognized in OCI	Accumulated OCI	Accumulated OCI	Recognized in Income	Accumulated OCI
Type of Cash Flow Hedge	on Derivative	into Income	into Income	on Derivative	into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$5,255	Interest expense	$(956)	N/A	$—
Development Interest Rate Swaps/Caps	827	Interest expense	—	N/A	—

Total	$6,082		$(956)		$—

	Effective Portion			Ineffective Portion
	Amount of	Location of Gain/(Loss)	Amount of Gain/(Loss)	Location of	Amount of Gain/(Loss)
	Gain/(Loss)	Reclassified from	Reclassified from	Gain/(Loss)	Reclassified from
March 31, 2010	Recognized in OCI	Accumulated OCI	Accumulated OCI	Recognized in Income	Accumulated OCI
Type of Cash Flow Hedge	on Derivative	into Income	into Income	on Derivative	into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$(13,652)	Interest expense	$(726)	N/A	$—
Development Interest Rate Swaps/Caps	149	Interest expense	—	N/A	—

Total	$(13,503)		$(726)		$—

          As of March 31, 2011 and December 31, 2010, there were approximately $51.3 million and $58.3 million in deferred losses, net, included in accumulated other comprehensive (loss), respectively, related to derivative instruments. Based on the estimated fair values of the net derivative instruments at March 31, 2011, the Company may recognize an estimated $4.8 million of accumulated other comprehensive (loss) as additional interest expense during the twelve months ending March 31, 2012.
          The following table sets forth the maturity, amortized cost, gross unrealized gains and losses, book/fair value and interest and other income of the various investment securities held as of March 31, 2011 (amounts in thousands):

		Other Assets
		Amortized	Unrealized	Unrealized	Book/	Interest and
Security	Maturity	Cost	Gains	Losses	Fair Value	Other Income
Available-for-Sale Investment Securities	N/A	$675	$666	$—	$1,341	$—

Total		$675	$666	$—	$1,341	$—

          A three-level valuation hierarchy exists for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:
▪	Level 1 — Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

▪	Level 2 — Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

▪	Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
          The following tables provide a summary of the fair value measurements at March 31, 2011 and December 31, 2010 for each major category of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets/Liabilities	Observable Inputs	Unobservable Inputs
Description	3/31/2011	(Level 1)	(Level 2)	(Level 3)
Assets
Derivatives	$14,988	$—	$14,988	$—
Supplemental Executive Retirement Plan	49,466	49,466	—	—
Available-for-Sale Investment Securities	1,341	1,341	—	—

Total	$65,795	$50,807	$14,988	$—

Liabilities
Derivatives	$33,679	$—	$33,679	$—
Supplemental Executive Retirement Plan	49,466	49,466	—	—

Total	$83,145	$49,466	$33,679	$—

Redeemable Noncontrolling Interests — Operating Partnership	$416,334	$—	$416,334	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets/Liabilities	Observable Inputs	Unobservable Inputs
Description	12/31/2010	(Level 1)	(Level 2)	(Level 3)
Assets
Derivatives	$15,797	$—	$15,797	$—
Supplemental Executive Retirement Plan	58,132	58,132	—	—
Available-for-Sale Investment Securities	1,194	1,194	—	—

Total	$75,123	$59,326	$15,797	$—

Liabilities
Derivatives	$39,078	$—	$39,078	$—
Supplemental Executive Retirement Plan	58,132	58,132	—	—

Total	$97,210	$58,132	$39,078	$—

Redeemable Noncontrolling Interests — Operating Partnership	$383,540	$—	$383,540	$—
          The Company’s derivative positions are valued using models developed by the respective counterparty as well as models developed internally by the Company that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). Employee holdings other than Common Shares within the supplemental executive retirement plan (the “SERP”) are valued using quoted market prices for identical assets and are included in other assets and other liabilities on the consolidated balance sheet. The Company’s investment securities are valued using quoted market prices or readily available market interest rate data. Redeemable Noncontrolling Interests — Operating Partnership are valued using the quoted market price of Common Shares.
12. Earnings Per Share
          The following tables set forth the computation of net income per share — basic and net income per share — diluted (amounts in thousands except per share amounts):

	Quarter Ended March 31,
	2011	2010
Numerator for net income per share — basic:
Income (loss) from continuing operations	$7,727	$(9,407)
Allocation to Noncontrolling Interests — Operating Partnership, net	(197)	613
Net loss attributable to Noncontrolling Interests — Partially Owned Properties	40	250
Preferred distributions	(3,466)	(3,620)

Income (loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	4,104	(12,164)
Discontinued operations, net of Noncontrolling Interests	119,761	64,027

Numerator for net income per share — basic	$123,865	$51,863

Numerator for net income per share — diluted (1):
Income from continuing operations	$7,727
Net loss attributable to Noncontrolling Interests — Partially Owned Properties	40
Preferred distributions	(3,466)

Income from continuing operations available to Common Shares	4,301
Discontinued operations, net	125,339

Numerator for net income per share — diluted (1)	$129,640	$51,863

Denominator for net income per share — basic and diluted (1):
Denominator for net income per share — basic	292,895	280,645
Effect of dilutive securities:
OP Units	13,353
Long-term compensation award shares/units	4,219

Denominator for net income per share — diluted (1)	310,467	280,645

Net income per share — basic	$0.42	$0.18

Net income per share — diluted	$0.42	$0.18

Net income per share — basic:
Income (loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	$0.014	$(0.043)
Discontinued operations, net of Noncontrolling Interests	0.409	0.228

Net income per share — basic	$0.423	$0.185

Net income per share — diluted (1):
Income (loss) from continuing operations available to Common Shares	$0.014	$(0.043)
Discontinued operations, net	0.404	0.228

Net income per share — diluted	$0.418	$0.185

(1)	Potential common shares issuable from the assumed conversion of OP Units and the exercise/vesting of long-term compensation award shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per share calculation as the Company had a loss from continuing operations for the quarter ended March 31, 2010.
Convertible preferred shares/units that could be converted into 0 and 397,611 weighted average Common Shares for the quarters ended March 31, 2011 and 2010, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. In addition, the effect of the Common Shares that could ultimately be issued upon the conversion/exchange of the Operating Partnership’s $650.0 million ($482.5 million outstanding at March 31, 2011) exchangeable senior notes was not included in the computation of diluted earnings per share because the effects would be anti-dilutive.
13. Discontinued Operations
          The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of and all properties held for sale, if any.
          The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during the quarters ended March 31, 2011 and 2010 (amounts in thousands).

	Quarter Ended March 31,
	2011	2010
REVENUES
Rental income	$5,890	$25,969

Total revenues	5,890	25,969

EXPENSES (1)
Property and maintenance	2,709	7,831
Real estate taxes and insurance	477	2,777
Depreciation	1,395	6,692
General and administrative	9	3

Total expenses	4,590	17,303

Discontinued operating income	1,300	8,666

Interest and other income	44	6
Interest (2):
Expense incurred, net	326	(1,208)
Amortization of deferred financing costs	(51)	(201)
Income and other tax (expense) benefit	(34)	(36)

Discontinued operations	1,585	7,227
Net gain on sales of discontinued operations	123,754	60,036

Discontinued operations, net	$125,339	$67,263

(1)	Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Company’s period of ownership.

(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.
          For the properties sold during the quarter ended March 31, 2011, the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2010 were $135.3 million and $11.0 million, respectively.
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
          The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at March 31, 2011. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.
          The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.
          The Company has established a reserve and recorded a corresponding reduction to its net gain on sales of discontinued operations related to potential liabilities associated with its condominium conversion activities. The reserve covers potential product liability related to each conversion. The Company periodically assesses the adequacy of the reserve and makes adjustments as necessary. During the quarter ended March 31, 2011, the Company paid approximately $0.2 million in settlements and legal fees and released approximately $0.2 million of remaining reserves for settled claims. As a result, the Company had total reserves of approximately $2.9 million at March 31, 2011. While no assurances can be given, the Company does not believe that the ultimate resolution of these potential liabilities, if adversely determined, would have a material adverse effect on the Company.
          As of March 31, 2011, the Company has four projects totaling 747 apartment units in various stages of development with estimated completion dates ranging through September 30, 2013, as well as other completed development projects that are in various stages of lease up or are stabilized. Some of the projects were developed solely by the Company, while others were co-developed with various third party development partners. The development venture agreements with partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The partner is most often the “general” or “managing” partner of the development venture. The typical buy-sell arrangements contain appraisal rights and provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interest in the project at fair market value upon the expiration of a negotiated time period (typically two to five years after substantial completion of the project).
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
          All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the quarters ended March 31, 2011 and 2010, respectively.
          The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations). The Company believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Company’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the quarters ended March 31, 2011 and 2010, respectively, as well as total assets at March 31, 2011 (amounts in thousands):

	Quarter Ended March 31, 2011
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$151,373	$88,893	$97,531	$110,150	$—	$447,947
Non-same store/other (2) (3)	28,474	8,061	4,787	7,313	22,235	70,870

Total rental income	179,847	96,954	102,318	117,463	22,235	518,817

Operating expenses:
Same store (1)	58,874	32,404	39,346	37,615	—	168,239
Non-same store/other (2) (3)	11,967	3,379	1,867	3,135	18,175	38,523

Total operating expenses	70,841	35,783	41,213	40,750	18,175	206,762

NOI:
Same store (1)	92,499	56,489	58,185	72,535	—	279,708
Non-same store/other (2) (3)	16,507	4,682	2,920	4,178	4,060	32,347

Total NOI	$109,006	$61,171	$61,105	$76,713	$4,060	$312,055

Total assets	$6,050,142	$2,623,015	$2,700,350	$3,194,880	$1,506,942	$16,075,329

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2010, less properties subsequently sold, which represented 112,363 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2010, plus any properties in lease-up and not stabilized as of January 1, 2010.

(3)	Other includes ECH, development, condominium conversion overhead of $0.1 million and other corporate operations. Also reflects a $2.4 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.

	Quarter Ended March 31, 2010
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$143,813	$84,971	$94,389	$107,500	$—	$430,673
Non-same store/other (2) (3)	12,057	1,464	1,699	1,062	15,622	31,904

Total rental income	155,870	86,435	96,088	108,562	15,622	462,577

Operating expenses:
Same store (1)	57,903	32,308	40,483	39,327	—	170,021
Non-same store/other (2) (3)	5,622	754	826	854	18,193	26,249

Total operating expenses	63,525	33,062	41,309	40,181	18,193	196,270

NOI:
Same store (1)	85,910	52,663	53,906	68,173	—	260,652
Non-same store/other (2) (3)	6,435	710	873	208	(2,571)	5,655

Total NOI	$92,345	$53,373	$54,779	$68,381	$(2,571)	$266,307

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2010, less properties subsequently sold, which represented 112,363 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2010, plus any properties in lease-up and not stabilized as of January 1, 2010.

(3)	Other includes ECH, development, condominium conversion overhead of $0.2 million and other corporate operations. Also reflects a $2.0 million elimination of rental income recorded in Northeast, Northwest, Southeast and Southwest operating segments related to ECH.
Note: Markets included in the above geographic segments are as follows:
(a)	Northeast — New England (excluding Boston), Boston, New York Metro, DC Northern Virginia and Suburban Maryland.

(b)	Northwest — Denver, Portland, San Francisco Bay Area and Seattle/Tacoma.

(c)	Southeast — Atlanta, Jacksonville, Orlando, South Florida and Tampa.

(d)	Southwest — Albuquerque, Inland Empire, Los Angeles, Orange County, Phoenix and San Diego.
     The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the quarters ended March 31, 2011 and 2010, respectively (amounts in thousands):

	Quarter Ended March 31,
	2011	2010
Rental income	$518,817	$462,577
Property and maintenance expense	(128,357)	(120,203)
Real estate taxes and insurance expense	(56,024)	(55,575)
Property management expense	(22,381)	(20,492)

Total operating expenses	(206,762)	(196,270)

Net operating income	$312,055	$266,307

16. Subsequent Events/Other
     Subsequent Events
          Subsequent to March 31, 2011, the Company:
▪	Repaid $193.7 million in mortgage loans;

▪	Obtained $91.5 million of new mortgage loan proceeds;

▪	Acquired one operating property consisting of 322 apartment units for $100.0 million and one land parcel for $12.9 million;

▪	Sold 15 properties containing 4,369 apartment units for $530.2 million; and

▪	Exercised the second of its two one-year extension options for its $500.0 million term loan facility and as a result, the maturity date is now October 5, 2012.
     Other
          During the quarters ended March 31, 2011 and 2010, the Company incurred charges of $0.5 million and $3.4 million, respectively, related to property acquisition costs, such as survey, title and legal fees, on the acquisition of operating properties and $1.7 million and $1.0 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions. These costs, totaling $2.2 million and $4.4 million, respectively, are included in other expenses in the accompanying consolidated statements of operations.
          During the quarter ended March 31, 2010, the Company received $2.0 million for the settlement of insurance/litigation claims, which are included in interest and other income in the accompanying consolidated statements of operations.
          In 2010, a portion of the parking garage collapsed at one of the Company’s rental properties (Prospect Towers in Hackensack, New Jersey). The Company estimates that the costs related to such collapse (both expensed and capitalized), including providing for residents’ interim needs, lost revenue and garage reconstruction, will be approximately $14.0 million, after insurance reimbursements of $8.0 million. Costs to rebuild the garage are capitalized as incurred. Other costs, like those to accommodate displaced residents, lost revenue due to a portion of the project being temporarily unavailable for occupancy and legal costs, reduce earnings as they are incurred. Generally, insurance proceeds are recorded as increases to earnings as they are received. During the quarter ended March 31, 2011, the Company received approximately $1.6 million in insurance proceeds which offset expenses of $0.9 million that were recorded relating to this loss and are included in real estate taxes and insurance on the consolidated statements of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
          For further information including definitions for capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Forward-Looking Statements
          Forward-looking statements in this report are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, projections and assumptions made by management. While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Many of these uncertainties and risks are difficult to predict and beyond management’s control. Forward-looking statements are not guarantees of future performance, results or events. The forward-looking statements contained herein are made as of the date hereof and the Company undertakes no obligation to update or supplement these forward-looking statements. Factors that might cause such differences include, but are not limited to the following:
▪	We intend to actively acquire and/or develop multifamily properties for rental operations as market conditions dictate. We may also acquire multifamily properties that are unoccupied or in the early stages of lease up. We may be unable to lease up these apartment properties on schedule, resulting in decreases in expected rental revenues and/or lower yields due to lower occupancy and rates as well as higher than expected concessions. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or to complete a development property. Additionally, we expect that other major real estate investors with significant capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development efforts. This competition (or lack thereof) may increase (or depress) prices for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. The total number of development apartment units, costs of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation;

▪	Debt financing and other capital required by the Company may not be available or may only be available on adverse terms;

▪	Labor and materials required for maintenance, repair, capital expenditure or development may be more expensive than anticipated;

▪	Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction and excess inventory of multifamily housing and single family housing, slow or negative employment growth, availability of low interest mortgages for single family home buyers and the potential for geopolitical instability, all of which are beyond the Company’s control; and

▪	Additional factors as discussed in Part I of the Company’s Annual Report on Form 10-K, particularly those under “Item 1A. Risk Factors”.
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
          The Company is one of the largest publicly traded real estate companies and is the largest publicly traded owner of multifamily properties in the United States (based on the aggregate market value of its outstanding Common Shares, the number of apartment units wholly owned and total revenues earned). The Company’s corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices in each of its markets. As of March 31, 2011, the Company had approximately 4,000 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

          EQR is the general partner of, and as of March 31, 2011 owned an approximate 95.5% ownership interest in, ERP Operating Limited Partnership, an Illinois limited partnership (the “Operating Partnership”). All of EQR’s property ownership, development and related business operations are conducted through the Operating Partnership and its subsidiaries. References to the “Company” include EQR, the Operating Partnership and those entities owned or controlled by the Operating Partnership and/or EQR.
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
          We seek to maximize capital appreciation of our properties by investing in markets that are characterized by conditions favorable to multifamily property appreciation. These markets generally feature one or more of the following:
•	High barriers to entry where, because of land scarcity or government regulation, it is difficult or costly to build new apartment properties leading to low supply;
•	High single family home prices making our apartments a more economical housing choice;
•	Strong economic growth leading to household formation and job growth, which in turn leads to high demand for our apartments; and
•	An attractive quality of life leading to high demand and retention and allowing us to more readily increase rents.
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
          The Company primarily sources the funds for new property acquisitions in its core markets with the proceeds from selling assets that are older or located in non-core markets. Since 2006, the Company has sold almost 100,000 apartment units for an aggregate sales price of approximately $7.5 billion and acquired nearly 25,000 apartment units in its core markets for approximately $5.6 billion. We are currently acquiring and developing assets primarily in the following targeted metropolitan areas: Boston, New York, Washington DC, South Florida, Southern California, San Francisco, Seattle and to a lesser extent Denver. We also have investments (in the aggregate about 17.4% of our NOI at March 31, 2011) in other markets including Atlanta, Phoenix, Portland, Oregon, New England excluding Boston, Tampa, Orlando and Jacksonville but do not currently intend to acquire or develop assets in these markets.
          As part of its strategy, the Company purchases completed and fully occupied apartment properties, partially completed or partially occupied properties or land on which apartment properties can be constructed. We intend to hold a diversified portfolio of assets across our target markets. As of March 31, 2011, no single metropolitan area accounted for more than 16.1% of our NOI, though no guarantee can be made that NOI concentration may not increase in the future.
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
          Current Environment
          After much caution in 2009 due to the uncertainty in the economy and capital markets, late 2009 and early 2010 saw stabilization in the capital markets and modest improvements in the general economy. Property occupancy began to improve and in response, the Company began acquiring assets and increasing rents for both new and renewing residents, which led to better operating and investment performance. The Company increased rents to a greater extent in regions like the Northeast, where the economy was stronger and multifamily operating conditions were better. In 2010, the Company ceased to hold the large cash balances (often $1.0 billion or more) that it held in 2009 in anticipation of debt maturities in an unsure capital markets climate. This had the result of increasing the Company’s earnings by decreasing the amount of cash on hand that was earning limited interest income and instead was used to pay down higher cost debt. Finally, the Company was aggressive in acquiring $1.5 billion of assets in its target markets in 2010.
           Improvement continued throughout 2010, and in 2011 we expect strong growth in same store revenue (anticipated increases ranging from 4.0% to 5.0%) and NOI (anticipated increases ranging from 5.0% to 7.5%) and are optimistic that the improvement realized in 2010 will be sustained for the foreseeable future. Our strong results in the first quarter of 2011, with same store revenues up 4.0% and same store NOI up 7.3% over the first quarter of 2010, now lead us to believe that we may trend towards the higher end of these same store ranges for the year. Despite the anticipated improvement in operations, we still expect our full year Normalized Funds From Operations to fall near the midpoint of our guidance ranges due to increased dilution from our accelerated dispositions (see further discussions below).
          We currently have access to multiple sources of capital including the equity markets as well as both the secured and unsecured debt markets. In July 2010, the Company completed a $600.0 million unsecured ten year note offering with a coupon of 4.75% and an all-in effective interest rate of 5.09%. The Company also raised $291.9 million in equity under its ATM Common Share offering program in 2010 and has raised an additional $154.5 million under this program thus far in 2011.
          In response to what we believe is a current robust market and favorable pricing for our non-strategic assets, we have accelerated our disposition program in 2011. Through April 28, 2011, we have sold 27 consolidated properties consisting of 7,100 apartment units for $792.0 million. Based on the activity to date, the majority of our anticipated $1.25 billion in 2011 dispositions will occur in the first half of the year. While the accelerated disposition program will result in increased dilution (due to the lost NOI from sales proceeds that were not reinvested in other apartment properties) which will negatively impact Normalized Funds From Operations, we believe that we can maximize long-term returns to our shareholders by selling non-strategic assets at current pricing levels.
          Competition for the properties we are interested in acquiring is significant due to the overall improvement in market fundamentals and we expect a greater concentration of our 2011 acquisitions to occur in the latter half of the year. We believe our access to capital, our ability to execute large, complex transactions and our ability to efficiently stabilize large scale lease up properties provide us with a competitive advantage. The Company acquired two consolidated properties consisting of 521 apartment units for $139.0 million and one commercial building for potential redevelopment for $11.8 million during the quarter ended March 31, 2011.
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
          We believe that the Company is well-positioned as of March 31, 2011 because our properties are geographically diverse and were approximately 95.1% occupied (95.0% on a same store basis), little new multifamily rental supply will be added to most of our markets over the next several years and the long-term demographic picture is positive. We believe our strong balance sheet and ample liquidity will allow us to fund our debt maturities and development costs in the near term, and should also allow us to take advantage of investment opportunities in the future. As economic conditions continue to improve, the short-term nature of our leases and the limited supply of new rental housing being constructed should allow us to realize revenue growth and improvement in our operating results.
          The Company anticipates that 2011 same store expenses will only increase 1.0% to 2.0% primarily due to modest increases in payroll expenses, real estate tax rates and utility cost growth (same store expenses increased 0.9% for 2010 when compared with the same period in the prior year). This follows three consecutive years of excellent expense control (same store expenses declined 0.1% between 2009 and 2008 and grew 2.2% between 2008 and 2007 and 2.1% between 2007 and 2006). Effective expense controls continued in the first quarter of 2011 as same store expenses declined 1.0% as compared to the first quarter of 2010. The Company now anticipates that its same store expenses will trend towards the lower end of its guidance range.
          The current environment information presented above is based on current expectations and is forward-looking.
Results of Operations
          In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in strategically targeted markets during the quarter ended March 31, 2011 as follows:
▪	Acquired $139.0 million of apartment properties consisting of two consolidated properties and 521 apartment units at a weighted average cap rate (see definition below) of 5.7%, both of which we deem to be in our strategic targeted markets;

▪	Acquired a 97,000 square foot commercial building adjacent to our Harbor Steps apartment property in downtown Seattle for $11.8 million for potential redevelopment; and

▪	Sold $261.8 million of consolidated apartment properties consisting of 12 properties and 2,731 apartment units at a weighted average cap rate of 6.7%, the majority of which was in exit or less desirable markets.
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
          Properties that the Company owned for all of both of the quarters ended March 31, 2011 and 2010 (the “First Quarter 2011 Same Store Properties”), which represented 112,363 apartment units, impacted the Company’s results of operations. The First Quarter 2011 Same Store Properties are discussed in the following paragraphs.
          The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the quarters ended March 31, 2011 and 2010. The impacts of these activities are discussed in greater detail in the following paragraphs.
          Comparison of the quarter ended March 31, 2011 to the quarter ended March 31, 2010
          For the quarter ended March 31, 2011, the Company reported diluted earnings per share of $0.42 compared to $0.18 per share in the same period of 2010. The difference is primarily due to higher gains from property sales in 2011 vs. 2010 and higher total property net operating income driven by the positive impact of the Company’s same store and lease-up activity, partially offset by dilution from the Company’s 2010 and 2011 transaction activity.
          For the quarter ended March 31, 2011, income from continuing operations increased approximately $17.1 million when compared to the quarter ended March 31, 2010. The increase in continuing operations is discussed below.
          Revenues from the First Quarter 2011 Same Store Properties increased $17.3 million primarily as a result of an increase in average rental rates charged to residents, an increase in occupancy and a decrease in resident turnover. Expenses from the First Quarter 2011 Same Store Properties decreased $1.8 million primarily due to decreases in repairs and maintenance expenses and on-site payroll costs, partially offset by increases in property management costs. The following tables provide comparative same store results and statistics for the First Quarter 2011 Same Store Properties:
First Quarter 2011 vs. First Quarter 2010
Same Store Results/Statistics
$ in thousands (except for Average Rental Rate) — 112,363 Same Store Apartment Units

	Results			Statistics
				Average
				Rental
Description	Revenues	Expenses	NOI	Rate (1)	Occupancy	Turnover
Q1 2011	$447,947	$168,239	$279,708	$1,400	95.0%	11.6%
Q1 2010	$430,673	$170,021	$260,652	$1,352	94.6%	11.8%

Change	$17,274	$(1,782)	$19,056	$48	0.4%	(0.2%)

Change	4.0%	(1.0%)	7.3%	3.6%

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.
          The following table provides comparative same store operating expenses for the First Quarter 2011 Same Store Properties:
First Quarter 2011 vs. First Quarter 2010
Same Store Operating Expenses
$ in thousands — 112,363 Same Store Apartment Units

					% of Actual
					Q1 2011
	Actual	Actual	$	%	Operating
	Q1 2011	Q1 2010	Change	Change	Expenses
Real estate taxes	$44,613	$44,445	$168	0.4%	26.5%
On-site payroll (1)	39,757	40,453	(696)	(1.7%)	23.6%
Utilities (2)	28,285	27,752	533	1.9%	16.8%
Repairs and maintenance (3)	23,501	25,034	(1,533)	(6.1%)	14.0%
Property management costs (4)	18,097	17,227	870	5.1%	10.8%
Insurance	5,256	5,571	(315)	(5.7%)	3.1%
Leasing and advertising	3,218	3,802	(584)	(15.4%)	1.9%
Other on-site operating expenses (5)	5,512	5,737	(225)	(3.9%)	3.3%

Same store operating expenses	$168,239	$170,021	$(1,782)	(1.0%)	100.0%

(1)	On-site payroll — Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities — Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

(3)	Repairs and maintenance — Includes general maintenance costs, apartment unit turnover costs including interior painting, routine landscaping, security, exterminating, fire protection, snow removal, elevator, roof and parking lot repairs and other miscellaneous building repair costs.

(4)	Property management costs — Includes payroll and related expenses for departments, or portions of departments, that directly support on-site management. These include such departments as regional and corporate property management, property accounting, human resources, training, marketing and revenue management, procurement, real estate tax, property legal services and information technology.

(5)	Other on-site operating expenses — Includes administrative costs such as office supplies, telephone and data charges and association and business licensing fees.
          The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the First Quarter 2011 Same Store Properties:

	Quarter Ended March 31,
	2011	2010
	(Amounts in thousands)
Operating income	$133,510	$110,008
Adjustments:
Non-same store operating results	(32,347)	(5,655)
Fee and asset management revenue	(1,806)	(2,422)
Fee and asset management expense	948	1,958
Depreciation	167,968	146,042
General and administrative	11,435	10,721

Same store NOI	$279,708	$260,652

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
          Non-same store operating results increased approximately $26.7 million and consist primarily of properties acquired in calendar years 2010 and 2011, as well as operations from the Company’s completed development properties and corporate housing business. Although the operations of both the non-same store assets and the same store assets have been positively impacted during the quarter ended March 31, 2011, the non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to 2010 acquisitions, increasing occupancy for properties in lease-up and a longer ownership period in 2011 than 2010. This increase primarily resulted from:
▪	Development and other miscellaneous properties in lease-up of $9.3 million;

▪	Properties acquired in 2010 and 2011 of $13.4 million;

▪	Newly stabilized development properties of $1.0 million; and

▪	Partially offset by other miscellaneous properties of $1.1 million.
          See also Note 15 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.
          Fee and asset management revenues, net of fee and asset management expenses, increased approximately $0.4 million or 84.9% primarily due to a decrease in asset management expenses, partially offset by the loss of fees due to the unwinding of four institutional joint ventures during 2010.
          Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses increased approximately $1.9 million or 9.2%. This increase is primarily attributable to an increase in payroll-related costs, which is largely a result of the creation of the Company’s central business group, which moved certain administrative functions off-site.
          Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $21.9 million or 15.0% primarily as a result of additional depreciation expense on properties acquired in 2010 and 2011, development properties placed in service and capital expenditures for all properties owned.
          General and administrative expenses from continuing operations, which include corporate operating expenses,

increased approximately $0.7 million or 6.7% primarily due to an increase in payroll-related costs, which is largely a result of the acceleration of long-term compensation expense for retirement eligible employees. The Company anticipates that general and administrative expenses will approximate $40.0 million to $42.0 million for the year ending December 31, 2011. The above assumption is based on current expectations and is forward-looking.
          Interest and other income from continuing operations decreased approximately $1.2 million or 56.2% primarily as a result of insurance/litigation settlement proceeds that occurred in the quarter ended March 31, 2010 and did not reoccur in the quarter ended March 31, 2011, partially offset by forfeited deposits for terminated disposition transactions. The Company anticipates that interest and other income will approximate $2.0 million to $3.0 million for the year ending December 31, 2011. The above assumption is based on current expectations and is forward-looking.
          Other expenses from continuing operations decreased approximately $2.2 million or 50.6% primarily due to a decrease in property acquisition costs incurred in conjunction with the Company’s lower acquisition volume in 2011, partially offset by an increase in the expensing of overhead (pursuit cost write-offs) as a result of a more active focus on sourcing new development opportunities.
          Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $7.3 million or 6.2% as a result of interest expense on the $600.0 million of unsecured notes that closed in July 2010 and lower capitalized interest, partially offset by a decrease in financing fees. During the quarter ended March 31, 2011, the Company capitalized interest costs of approximately $1.7 million as compared to $4.4 million for the quarter ended March 31, 2010. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended March 31, 2011 was 5.13% as compared to 5.22% for the quarter ended March 31, 2010.
          Income and other tax expense from continuing operations was consistent between the periods under comparison. The Company anticipates that income and other tax expense will approximate $0.5 million to $1.5 million for the year ending December 31, 2011. The above assumption is based on current expectations and is forward-looking.
          Loss from investments in unconsolidated entities decreased approximately $0.5 million as compared to the quarter ended March 31, 2010 primarily due to the unwinding of four institutional joint ventures during 2010.
          Net gain on sales of unconsolidated entities decreased approximately $0.5 million primarily due to the gain on sale for two unconsolidated properties during the quarter ended March 31, 2010 that did not reoccur during the quarter ended March 31, 2011.
          Discontinued operations, net increased approximately $58.1 million or 86.3% between the periods under comparison. This increase is primarily due to higher gains from property sales during the quarter ended March 31, 2011 compared to the same period in 2010, partially offset by properties sold in 2011 which reflect operations for none of or a partial period in 2011 in contrast to a full or partial period in 2010. See Note 13 in the Notes to Consolidated Financial Statements for further discussion.
Liquidity and Capital Resources
          As of January 1, 2011, the Company had approximately $431.4 million of cash and cash equivalents, its restricted 1031 exchange proceeds totaled $103.9 million and it had $1.28 billion available under its revolving credit facility (net of $147.3 million which was restricted/dedicated to support letters of credit and $75.0 million which had been committed by a now bankrupt financial institution and is not available for borrowing). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at March 31, 2011 was approximately $306.1 million, its restricted 1031 exchange proceeds totaled $212.8 million and the amount available on the Company’s revolving credit facility was $1.34 billion (net of $83.7 million which was restricted/dedicated to support letters of credit and net of the $75.0 million discussed above).
          During the quarter ended March 31, 2011, the Company generated proceeds from various transactions, which included the following:
▪	Disposed of 12 consolidated properties, receiving net proceeds of approximately $258.2 million;
▪	Obtained $0.7 million in new mortgage financing; and
▪	Issued approximately 4.2 million Common Shares (including shares issued under the ATM program — see further discussion below) and received net proceeds of $190.0 million.

          During the quarter ended March 31, 2011, the above proceeds were primarily utilized to:
▪	Acquire two rental properties and a 97,000 square foot commercial building for approximately $123.9 million;
▪	Invest $29.8 million primarily in development projects; and
▪	Repay $205.0 million of mortgage loans and $93.1 million of unsecured notes.
          In September 2009, the Company announced the establishment of an At-The-Market (“ATM”) share offering program which would allow the Company to sell up to 17.0 million Common Shares from time to time over the next three years into the existing trading market at current market prices as well as through negotiated transactions. The Company may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by the Company. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Company’s Common Shares and determinations of the appropriate sources of funding for the Company. During the quarter ended March 31, 2011, the Company issued approximately 3.0 million Common Shares at an average price of $50.84 per share for total consideration of approximately $154.5 million through the ATM share offering program. The Company has not issued any shares under this program since January 13, 2011. Through April 28, 2011, the Company has cumulatively issued approximately 12.7 million Common Shares at an average price of $44.94 per share for total consideration of approximately $570.1 million. Including its February 2011 prospectus supplement which added approximately 5.7 million Common Shares, the Company has 10.0 million Common Shares remaining available for issuance under the ATM program as of March 31, 2011.
          Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, the Company may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. As of March 31, 2011, the Company had authorization to repurchase $464.6 million of its shares. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.
          Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.
          The Company’s total debt summary and debt maturity schedules as of March 31, 2011 are as follows:
Debt Summary as of March 31, 2011
(Amounts in thousands)

				Weighted
			Weighted	Average
			Average	Maturities
	Amounts (1)	% of Total	Rates (1)	(years)
Secured	$4,583,545	47.4%	4.76%	8.1
Unsecured	5,092,967	52.6%	5.08%	4.3

Total	$9,676,512	100.0%	4.93%	6.1

Fixed Rate Debt:
Secured — Conventional	$3,737,865	38.6%	5.60%	6.9
Unsecured — Public/Private	4,284,995	44.3%	5.71%	5.0

Fixed Rate Debt	8,022,860	82.9%	5.66%	5.8

Floating Rate Debt:
Secured — Conventional	251,305	2.6%	2.85%	0.7
Secured — Tax Exempt	594,375	6.2%	0.32%	19.1
Unsecured — Public/Private	807,972	8.3%	1.68%	1.1
Unsecured — Revolving Credit Facility	—	—	—	0.9

Floating Rate Debt	1,653,652	17.1%	1.38%	7.2

Total	$9,676,512	100.0%	4.93%	6.1

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the quarter ended March 31, 2011.

Note: The Company capitalized interest of approximately $1.7 million and $4.4 million during the quarters ended March 31, 2011 and 2010, respectively.
Debt Maturity Schedule as of March 31, 2011
(Amounts in thousands)

							Weighted Average	Weighted Average
	Fixed		Floating				Rates on Fixed	Rates on
Year	Rate (1)		Rate (1)		Total	% of Total	Rate Debt (1)	Total Debt (1)
2011	$694,503	(2)	$685,347	(3)	$1,379,850	14.3%	4.80%	3.03%
2012	779,271		37,676		816,947	8.4%	5.62%	5.55%
2013	269,502		308,489		577,991	6.0%	6.72%	4.88%
2014	562,921		22,007		584,928	6.0%	5.31%	5.24%
2015	358,051		—		358,051	3.7%	6.40%	6.40%
2016	1,192,909		—		1,192,909	12.3%	5.35%	5.35%
2017	1,355,833		456		1,356,289	14.0%	5.87%	5.87%
2018	80,767		44,677		125,444	1.3%	5.72%	4.26%
2019	801,759		20,766		822,525	8.5%	5.49%	5.36%
2020	1,671,836		809		1,672,645	17.3%	5.50%	5.50%
2021+	255,508		533,425		788,933	8.2%	6.62%	2.66%

Total	$8,022,860		$1,653,652		$9,676,512	100.0%	5.60%	4.91%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of March 31, 2011.

(2)	Includes $482.5 million face value of 3.85% convertible unsecured debt with a final maturity of 2026. The notes are callable by the Company on or after August 18, 2011. The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021.

(3)	Effective April 5, 2011, the Company exercised the second of its two one-year extension options for its $500.0 million term loan facility and as a result, the maturity date is now October 5, 2012.
          The following table provides a summary of the Company’s unsecured debt as of March 31, 2011:

Unsecured Debt Summary as of March 31, 2011
(Amounts in thousands)

					Unamortized
	Coupon	Due		Face	Premium/	Net
	Rate	Date		Amount	(Discount)	Balance
Fixed Rate Notes:
	6.625%	03/15/12		$253,858	$(183)	$253,675
	5.500%	10/01/12		222,133	(329)	221,804
	5.200%	04/01/13	(1)	400,000	(237)	399,763
Fair Value Derivative Adjustments			(1)	(300,000)	—	(300,000)
	5.250%	09/15/14		500,000	(213)	499,787
	6.584%	04/13/15		300,000	(441)	299,559
	5.125%	03/15/16		500,000	(264)	499,736
	5.375%	08/01/16		400,000	(989)	399,011
	5.750%	06/15/17		650,000	(3,179)	646,821
	7.125%	10/15/17		150,000	(424)	149,576
	4.750%	07/15/20		600,000	(4,235)	595,765
	7.570%	08/15/26		140,000	—	140,000
	3.850%	08/15/26	(2)	482,545	(3,047)	479,498

				4,298,536	(13,541)	4,284,995

Floating Rate Notes:
		04/01/13	(1)	300,000	—	300,000
Fair Value Derivative Adjustments			(1)	7,972	—	7,972
Term Loan Facility	LIBOR+0.50%	10/05/11	(3)(4)	500,000	—	500,000

				807,972	—	807,972

Revolving Credit Facility:	LIBOR+0.50%	02/28/12	(3)(5)	—	—	—

Total Unsecured Debt				$5,106,508	$(13,541)	$5,092,967

(1)	Fair value interest rate swaps convert $300.0 million of the 5.200% notes due April 1, 2013 to a floating interest rate.

(2)	Convertible notes mature on August 15, 2026. The notes are callable by the Company on or after August 18, 2011. The notes are putable by the holders on August 18, 2011, August 15, 2016 and August 15, 2021.

(3)	Facilities are private. All other unsecured debt is public.

(4)	Effective April 5, 2011, the Company exercised the second of its two one-year extension options for its $500.0 million term loan facility and as a result, the maturity date is now October 5, 2012.

(5)	As of March 31, 2011, there was approximately $1.34 billion available on the Company’s unsecured revolving credit facility.
          An unlimited amount of equity and debt securities remains available for issuance by EQR and the Operating Partnership under effective shelf registration statements filed with the SEC. Most recently, EQR and the Operating Partnership filed a universal shelf registration statement for an unlimited amount of equity and debt securities that became automatically effective upon filing with the SEC in October 2010 (under SEC regulations enacted in 2005, the registration statement automatically expires on October 14, 2013 and does not contain a maximum issuance amount). However, as of April 28, 2011, issuances under the ATM share offering program are limited to 10.0 million additional shares.
          The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of March 31, 2011 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Capital Structure as of March 31, 2011
(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$4,583,545	47.4%
Unsecured Debt			5,092,967	52.6%

Total Debt			9,676,512	100.0%	35.5%

Common Shares (includes Restricted Shares)	294,522,273	95.5%
Units (includes OP Units and LTIP Units)	13,749,066	4.5%
Total Shares and Units	308,271,339	100.0%
Common Share Price at March 31, 2011	$56.41
			17,389,586	98.9%
Perpetual Preferred Equity (see below)			200,000	1.1%

Total Equity			17,589,586	100.0%	64.5%

Total Market Capitalization			$27,266,098		100.0%
Perpetual Preferred Equity as of March 31, 2011
(Amounts in thousands except for share and per share amounts)

				Annual	Annual	Weighted
	Redemption	Outstanding	Liquidation	Dividend	Dividend	Average
Series	Date	Shares	Value	Per Share	Amount	Rate
Preferred Shares:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
6.48% Series N	6/19/08	600,000	150,000	16.20	9,720

Total Perpetual Preferred Equity		1,600,000	$200,000		$13,865	6.93%
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
          During the fourth quarter of 2010, the Company announced a new dividend policy which it believes will generate payouts more closely aligned with the actual annual operating results of the Company’s core business and provide transparency to investors. The Company intends to pay an annual cash dividend equal to approximately 65% of Normalized FFO. The Company anticipates the expected dividend payout will be $1.56 to $1.62 per share ($0.3375 per share for each of the first three quarters with the balance for the fourth quarter) for the year ending December 31, 2011 to bring the total payment for the year to approximately 65% of Normalized FFO. The above assumption is based on current expectations and is forward-looking. The new dividend policy will lead to a dividend reduction more quickly than in the past should operating results deteriorate and make it less likely that the Company will over distribute. The Company believes that its expected 2011 operating cash flow will be sufficient to cover capital expenditures and distributions.
          The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of secured and unsecured debt and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties as well as joint ventures. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $19.7 billion in investment in real estate on the Company’s balance sheet at March 31, 2011, $12.7 billion or 64.6% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.
          The Operating Partnership’s credit ratings from Standard & Poor’s (“S&P”), Moody’s and Fitch for its outstanding senior debt are BBB+, Baal and BBB+, respectively. The Company’s equity ratings from S&P, Moody’s and Fitch for its outstanding preferred equity are BBB+, Baa2 and BBB-, respectively. During the fourth quarter of 2010, Fitch downgraded the Operating Partnership’s credit rating from A- to BBB+ and the Company’s equity rating from BBB+ to BBB-, which did not have an effect on the Company’s cost of funds. During the first quarter of 2011, Moody’s raised its outlook for both the Company and the Operating Partnership from negative outlook to stable outlook.
          The Operating Partnership has a $1.425 billion (net of $75.0 million which had been committed by a now bankrupt financial institution and is not available for borrowing) long-term revolving credit facility with available borrowings as of April 28, 2011 of $1.31 billion (net of $114.1 million which was restricted/dedicated to support letters of credit and net of the $75.0 million discussed above) that matures in February 2012 (see Note 10 in the Notes to Consolidated Financial Statements for further discussion). This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.
          In 2010, a portion of the parking garage collapsed at one of the Company’s rental properties (Prospect Towers in Hackensack, New Jersey). The Company estimates that the costs related to such collapse (both expensed and capitalized), including providing for residents’ interim needs, lost revenue and garage reconstruction, will be approximately $14.0 million, after insurance reimbursements of $8.0 million. Costs to rebuild the garage are capitalized as incurred. Other costs, like those to accommodate displaced residents, lost revenue due to a portion of the project being temporarily unavailable for occupancy and legal costs, reduce earnings as they are incurred. Generally, insurance proceeds are recorded as increases to earnings as they are received. During the quarter ended March 31, 2011, the Company received approximately $1.6 million in insurance proceeds which offset expenses of $0.9 million that were recorded relating to this loss and are included in real estate taxes and insurance on the consolidated statements of operations. In addition, the Company estimates that its lost revenues approximated $0.4 million during the quarter ended March 31, 2011 as a result of lost occupancy in the high-rise tower following the collapse. Through April 28, 2011, the Company has cumulatively received approximately $5.6 million in insurance proceeds which partially offsets expenses of $6.4 million and the Company’s estimate of its lost revenues, which approximated $1.9 million.
          See Note 16 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to March 31, 2011.
          Capitalization of Fixed Assets and Improvements to Real Estate
          Our policy with respect to capital expenditures is generally to capitalize expenditures that improve the value of the property or extend the useful life of the component asset of the property. We track improvements to real estate in two major categories and several subcategories:
▪	Replacements (inside the apartment unit). These include:
▪	flooring such as carpets, hardwood, vinyl, linoleum or tile;

▪	appliances;

▪	mechanical equipment such as individual furnace/air units, hot water heaters, etc;

▪	furniture and fixtures such as kitchen/bath cabinets, light fixtures, ceiling fans, sinks, tubs, toilets, mirrors, countertops, etc; and

▪	blinds/shades.
          All replacements are depreciated over a five to ten-year estimated useful life. We expense as incurred all make-ready maintenance and turnover costs such as cleaning, interior painting of individual apartment units and the repair of any replacement item noted above.
▪	Building improvements (outside the apartment unit). These include:
▪	roof replacement and major repairs;

▪	paving or major resurfacing of parking lots, curbs and sidewalks;

▪	amenities and common areas such as pools, exterior sports and playground equipment, lobbies, clubhouses, laundry rooms, alarm and security systems and offices;

▪	major building mechanical equipment systems;

▪	interior and exterior structural repair and exterior painting and siding;

▪	major landscaping and grounds improvement; and

▪	vehicles and office and maintenance equipment.

          All building improvements are depreciated over a five to ten-year estimated useful life. We capitalize building improvements and upgrades only if the item: (i) exceeds $2,500 (selected projects must exceed $10,000); (ii) extends the useful life of the asset; and (iii) improves the value of the asset.
          For the quarter ended March 31, 2011, our actual improvements to real estate totaled approximately $29.9 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):
Capital Expenditures to Real Estate
For the Quarter Ended March 31, 2011

	Total		Avg. Per		Avg. Per		Avg. Per
	Apartment		Apartment	Building	Apartment		Apartment
	Units (1)	Replacements (2)	Unit	Improvements	Unit	Total	Unit
Same Store Properties (3)	112,363	$16,503	$147	$10,329	$92	$26,832	$239

Non-Same Store Properties (4)	10,543	1,054	104	1,743	172	2,797	276

Other (5)	—	211		51		262

Total	122,906	$17,768		$12,123		$29,891

(1)	Total Apartment Units — Excludes 4,805 military housing apartment units for which repairs and maintenance expenses and capital expenditures to real estate are self-funded and do not consolidate into the Company’s results.

(2)	Replacements — Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $8.9 million spent in Q1 2011 on apartment unit renovations/rehabs (primarily kitchens and baths) on 1,132 apartment units (equating to about $7,900 per apartment unit rehabbed) designed to reposition these assets for higher rental levels in their respective markets.

(3)	Same Store Properties — Primarily includes all properties acquired or completed and stabilized prior to January 1, 2010, less properties subsequently sold.

(4)	Non-Same Store Properties — Primarily includes all properties acquired during 2010 and 2011, plus any properties in lease-up and not stabilized as of January 1, 2010. Per apartment unit amounts are based on a weighted average of 10,137 apartment units.

(5)	Other — Primarily includes expenditures for properties sold during the period.
          For 2011, the Company estimates that it will spend approximately $1,200 per apartment unit of capital expenditures for its same store properties inclusive of apartment unit renovation/rehab costs, or $850 per apartment unit excluding apartment unit renovation/rehab costs. For 2011, the Company estimates that it will spend $41.0 million rehabbing 5,500 apartment units (equating to about $7,500 per apartment unit rehabbed). The above assumptions are based on current expectations and are forward-looking.
          During the quarter ended March 31, 2011, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $2.7 million. The Company expects to fund approximately $5.8 million in total additions to non-real estate property for the remainder of 2011. The above assumption is based on current expectations and is forward-looking.
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
          See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at March 31, 2011.

          Other
          Total distributions paid in April 2011 amounted to $106.4 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the first quarter ended March 31, 2011.
Off-Balance Sheet Arrangements and Contractual Obligations
          In 2010, the Company admitted an 80% institutional partner to an entity owning a developable land parcel in Florida in exchange for $11.7 million in cash and retained a 20% equity interest. This land parcel is now unconsolidated. Total project cost is approximately $76.1 million and construction is expected to start in the second quarter of 2011. The Company is responsible for constructing the project and has given certain construction cost overrun guarantees. The Company’s remaining funding obligation is currently estimated at approximately $2.3 million. The Company’s strategy with respect to this venture was to reduce its financial risk related to the development of this property. However, management does not believe that this investment has a materially different impact upon the Company’s liquidity, cash flows, capital resources, credit or market risk than its other consolidated development activities.
          As of March 31, 2011, the Company has four projects totaling 747 apartment units in various stages of development with estimated completion dates ranging through September 30, 2013, as well as other completed development projects that are in various stages of lease up or are stabilized. The development agreements currently in place are discussed in detail in Note 14 of the Company’s Consolidated Financial Statements.
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

          Depreciation of Investment in Real Estate
          The Company depreciates the building component of its investment in real estate over a 30-year estimated useful life, building improvements over a 5-year to 10-year estimated useful life and both the furniture, fixtures and equipment and replacements components over a 5-year to 10-year estimated useful life, all of which are judgmental determinations.
          Cost Capitalization
          See the Capitalization of Fixed Assets and Improvements to Real Estate section for a discussion of the Company’s policy with respect to capitalization vs. expensing of fixed asset/repair and maintenance costs. In addition, the Company capitalizes an allocation of the payroll and associated costs of employees directly responsible for and who spend their time on the supervision of major capital and/or renovation projects. These costs are reflected on the balance sheet as an increase to depreciable property.
          For all development projects, the Company uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. The Company capitalizes interest, real estate taxes and insurance and payroll and associated costs for those individuals directly responsible for and who spend their time on development activities, with capitalization ceasing no later than 90 days following issuance of the certificate of occupancy. These costs are reflected on the balance sheet as construction-in-progress for each specific property. The Company expenses as incurred all payroll costs of on-site employees working directly at our properties, except as noted above on our development properties prior to certificate of occupancy issuance and on specific major renovations at selected properties when additional incremental employees are hired.
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
Funds From Operations and Normalized Funds From Operations
          For the quarter ended March 31, 2011, Funds From Operations (“FFO”) available to Common Shares and Units and Normalized FFO available to Common Shares and Units increased $28.0 million, or 19.3%, and $24.9 million, or 16.6%, respectively, as compared to the quarter ended March 31, 2010.
          The following is a reconciliation of net income to FFO available to Common Shares and Units and Normalized FFO available to Common Shares and Units for the quarters ended March 31, 2011 and 2010:

Funds From Operations and Normalized Funds From Operations
(Amounts in thousands)

	Quarter Ended March 31,
	2011	2010
Net income	$133,066	$57,856
Adjustments:
Net (income) loss attributable to Noncontrolling Interests — Partially Owned Properties	40	250
Depreciation	167,968	146,042
Depreciation — Non-real estate additions	(1,438)	(1,693)
Depreciation — Partially Owned and Unconsolidated Properties	(750)	11
Net (gain) on sales of unconsolidated entities	—	(478)
Discontinued operations:
Depreciation	1,395	6,692
Net (gain) on sales of discontinued operations	(123,754)	(60,036)
Net incremental gain on sales of condominium units	395	388

FFO (1) (3)	176,922	149,032

Adjustments:
Asset impairment and valuation allowances	—	—
Property acquisition costs and write-off of pursuit costs (other expenses)	2,164	4,383
Debt extinguishment (gains) losses, including prepayment penalties, preferred share redemptions and non-cash convertible debt discounts	2,063	2,872
(Gains) losses on sales of non-operating assets, net of income and other tax expense (benefit)	(376)	(367)
Other miscellaneous non-comparable items	(2,100)	(2,000)

Normalized FFO (2) (3)	$178,673	$153,920

FFO (1) (3)	$176,922	$149,032
Preferred distributions	(3,466)	(3,620)

FFO available to Common Shares and Units (1) (3) (4)	$173,456	$145,412

Normalized FFO (2) (3)	$178,673	$153,920
Preferred distributions	(3,466)	(3,620)

Normalized FFO available to Common Shares and Units (2) (3) (4)	$175,207	$150,300

(1)	The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) (April 2002 White Paper) as net income (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The April 2002 White Paper states that gain or loss on sales of property is excluded from FFO for previously depreciated operating properties only. Once the Company commences the conversion of apartment units to condominiums, it simultaneously discontinues depreciation of such property.

(2)	Normalized funds from operations (“Normalized FFO”) begins with FFO and excludes:
•	the impact of any expenses relating to asset impairment and valuation allowances;
•	property acquisition and other transaction costs related to mergers and acquisitions and pursuit cost write-offs (other expenses);
•	gains and losses from early debt extinguishment, including prepayment penalties, preferred share redemptions and the cost related to the implied option value of non-cash convertible debt discounts;
•	gains and losses on the sales of non-operating assets, including gains and losses from land parcel and condominium sales, net of the effect of income tax benefits or expenses; and
•	other miscellaneous non-comparable items.
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
(4)	FFO available to Common Shares and Units and Normalized FFO available to Common Shares and Units are calculated on a basis consistent with net income available to Common Shares and reflects adjustments to net income for preferred distributions and premiums on redemption of preferred shares in accordance with accounting principles generally accepted in the United States. The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units are collectively referred to as the “Noncontrolling Interests — Operating Partnership”. Subject to certain restrictions, the Noncontrolling Interests — Operating Partnership may exchange their OP Units for EQR Common Shares on a one-for-one basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
          The Company’s market risk has not changed materially from the amounts and information reported in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. See the Current Environment section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to market risk and the current economic environment. See also Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative and other fair value instruments.

Item 4.	Controls and Procedures
          (a) Evaluation of Disclosure Controls and Procedures:
          Effective as of March 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
          (b) Changes in Internal Control over Financial Reporting:
          There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to in Item 4(a) above that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
          The Company does not believe that there have been any material developments in the legal proceedings that were discussed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.	Risk Factors
          There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Common Shares Issued in the Quarter Ended March 31, 2011
          During the quarter ended March 31, 2011, the Company issued 23,901 Common Shares in exchange for 23,901 OP Units held by various limited partners of the Operating Partnership. OP Units are generally exchangeable into Common Shares of EQR on a one-for-one basis or, at the option of the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by the Company from the limited partners in connection with these transactions, the Company believes it may rely on these exemptions.

Item 6.	Exhibits — See the Exhibit Index

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL
Date: May 5, 2011	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer

Date: May 5, 2011	By:	/s/ Ian S. Kaufman
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

Exhibit	Description	Location
31.1	Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2	Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of the Company.	Attached herein.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Financial Officer of the Company.	Attached herein.

101	XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.	Attached herein.