Form 10-Q
period 2011-06-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2011-08-05
CIK 906107, 931182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission File Number: 1-12252 (Equity Residential)
Commission File Number: 0-24920 (ERP Operating Limited Partnership)
EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
(Exact name of Registrant as Specified in Its Charter)

Maryland (Equity Residential) Illinois (ERP Operating Limited Partnership)	13-3675988 (Equity Residential) 36-3894853 (ERP Operating Limited Partnership)
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Two North Riverside Plaza, Chicago, Illinois 60606	(312) 474-1300
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Equity Residential Yes ☑ No ☐
ERP Operating Limited Partnership Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Equity Residential Yes ☑ No ☐
ERP Operating Limited Partnership Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Equity Residential:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
ERP Operating Limited Partnership:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Equity Residential Yes ☐ No ☑
ERP Operating Limited Partnership Yes ☐ No ☑
The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on July 28, 2011 was 296,488,137.

EXPLANATORY NOTE
     This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2011 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:
     EQR is the general partner of, and as of June 30, 2011 owned an approximate 95.6% ownership interest in ERPOP. The remaining 4.4% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management.
     The Company is structured as an umbrella partnership REIT (“UPREIT”) and contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, the Company receives a number of OP Units (see definition below) in the Operating Partnership equal to the number of Common Shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership. Based on the terms of ERPOP’s partnership agreement, OP Units can be exchanged with Common Shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to EQR and the Common Shares issued to the public.
     The Company believes that combining the reports on Form 10-Q of EQR and ERPOP into this single report provides the following benefits:
•	enhances investors’ understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.
     Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.
     The Company believes it is important to understand the few differences between EQR and ERPOP in the context of how EQR and ERPOP operate as a consolidated company. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR’s primary function is acting as the general partner of ERPOP. EQR also issues public equity from time to time and guarantees certain debt of ERPOP, as disclosed in this report. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by the Company, which are contributed to the capital of the Operating Partnership in exchange for additional limited partnership interests in the Operating Partnership (“OP Units”) (on a one-for-one Common Share per OP Units basis), the Operating Partnership generates all remaining capital required by the Company’s business. These sources include the Operating Partnership’s working capital, net cash provided by operating activities, borrowings under its revolving credit facility, the issuance of secured and unsecured debt and equity securities, including additional OP Units, and proceeds received from disposition of certain properties and joint ventures.
     Shareholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The limited partners of the Operating Partnership are accounted for as partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in the Company’s financial statements. The noncontrolling interests in the Operating Partnership’s financial statements include the interests of unaffiliated partners in various consolidated partnerships and development joint venture partners. The noncontrolling interests in the Company’s financial statements include the same noncontrolling interests at the Operating Partnership level and limited partner OP Unit holders of the Operating Partnership. The differences between shareholders’ equity and partners’ capital result from differences in the equity issued at the Company and Operating Partnership levels.
     To help investors understand the significant differences between the Company and the Operating Partnership, this report provides separate consolidated financial statements for the Company and the Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of each entity’s debt, noncontrolling interests and shareholders’ equity or partners’ capital, as applicable; and a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that includes discrete information related to each entity.
     This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of the Company and the Operating Partnership in order to establish that the requisite certifications have been made and that the Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.
     In order to highlight the differences between the Company and the Operating Partnership, the separate sections in this report for the Company and the Operating Partnership specifically refer to the Company and the Operating Partnership. In the sections that combine disclosure of the Company and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership is generally the entity that directly or indirectly enters into contracts and joint ventures and holds assets and debt, reference to the Company is appropriate because the Company is one business and the Company operates that business through the Operating Partnership.
     As general partner with control of the Operating Partnership, the Company consolidates the Operating Partnership for financial reporting purposes, and EQR essentially has no assets or liabilities other than its investment in ERPOP. Therefore, the assets and liabilities of the Company and the Operating Partnership are the same on their respective financial statements. The separate discussions of the Company and the Operating Partnership in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.

PAGE
PART I.

Item 1. Financial Statements of Equity Residential:

Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	2

Consolidated Statements of Operations for the six months and quarters ended June 30, 2011 and 2010	3 to 4

Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	5 to 7

Consolidated Statement of Changes in Equity for the six months ended June 30, 2011	8 to 9

Financial Statements of ERP Operating Limited Partnership:

Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	10

Consolidated Statements of Operations for the six months and quarters ended June 30, 2011 and 2010	11 to 12

Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	13 to 15

Consolidated Statement of Changes in Capital for the six months ended June 30, 2011	16 to 17

Notes to Consolidated Financial Statements of Equity Residential and ERP Operating Limited Partnership	18 to 39

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40 to 60

Item 3. Quantitative and Qualitative Disclosures about Market Risk	60

Item 4. Controls and Procedures	60 to 61

PART II.

Item 1. Legal Proceedings	62

Item 1A. Risk Factors	62

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 6. Exhibits	62
EX-10.1
EX-10.3
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-32.3
EX-32.4
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Investment in real estate
Land	$4,161,358	$4,110,275
Depreciable property	15,046,250	15,226,512
Projects under development	115,085	130,337
Land held for development	214,495	235,247

Investment in real estate	19,537,188	19,702,371
Accumulated depreciation	(4,307,406)	(4,337,357)

Investment in real estate, net	15,229,782	15,365,014

Cash and cash equivalents	604,764	431,408
Investments in unconsolidated entities	3,623	3,167
Deposits – restricted	361,831	180,987
Escrow deposits – mortgage	10,905	12,593
Deferred financing costs, net	35,451	42,033
Other assets	151,766	148,992

Total assets	$16,398,122	$16,184,194

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$4,352,372	$4,762,896
Notes, net	5,096,250	5,185,180
Lines of credit	—	—
Accounts payable and accrued expenses	69,118	39,452
Accrued interest payable	92,584	98,631
Other liabilities	306,503	304,202
Security deposits	60,779	60,812
Distributions payable	106,566	140,905

Total liabilities	10,084,172	10,592,078

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	438,141	383,540

Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 1,600,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010	200,000	200,000
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 296,280,085 shares issued and outstanding as of June 30, 2011 and 290,197,242 shares issued and outstanding as of December 31, 2010	2,963	2,902
Paid in capital	4,947,467	4,741,521
Retained earnings	680,619	203,581
Accumulated other comprehensive (loss)	(80,553)	(57,818)

Total shareholders’ equity	5,750,496	5,090,186
Noncontrolling Interests:
Operating Partnership	122,018	110,399
Partially Owned Properties	3,295	7,991

Total Noncontrolling Interests	125,313	118,390

Total equity	5,875,809	5,208,576

Total liabilities and equity	$16,398,122	$16,184,194

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2011	2010	2011	2010
REVENUES
Rental income	$974,096	$871,091	$496,111	$444,333
Fee and asset management	3,754	5,468	1,948	3,046

Total revenues	977,850	876,559	498,059	447,379

EXPENSES
Property and maintenance	211,418	202,801	103,092	100,045
Real estate taxes and insurance	110,332	105,496	56,701	52,350
Property management	43,148	40,756	20,767	20,264
Fee and asset management	1,957	3,563	1,009	1,605
Depreciation	321,181	302,964	159,087	162,697
General and administrative	22,341	20,808	10,908	10,089

Total expenses	710,377	676,388	351,564	347,050

Operating income	267,473	200,171	146,495	100,329

Interest and other income	1,292	4,845	281	2,625
Other expenses	(6,790)	(6,026)	(4,626)	(1,643)
Interest:
Expense incurred, net	(241,856)	(227,489)	(120,525)	(113,723)
Amortization of deferred financing costs	(7,454)	(5,295)	(4,444)	(2,300)

Income (loss) before income and other taxes, (loss) from investments in unconsolidated entities, net gain on sales of unconsolidated entities and land parcels and discontinued operations	12,665	(33,794)	17,181	(14,712)
Income and other tax (expense) benefit	(387)	7	(203)	147
(Loss) from investments in unconsolidated entities	—	(923)	—	(459)
Net gain on sales of unconsolidated entities	—	5,557	—	5,079
Net gain on sales of land parcels	4,217	—	4,217	—

Income (loss) from continuing operations	16,495	(29,153)	21,195	(9,945)
Discontinued operations, net	698,324	97,098	560,558	20,034

Net income	714,819	67,945	581,753	10,089
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(31,533)	(2,936)	(25,758)	(313)
Partially Owned Properties	(31)	435	(71)	185

Net income attributable to controlling interests	683,255	65,444	555,924	9,961
Preferred distributions	(6,933)	(7,238)	(3,467)	(3,618)

Net income available to Common Shares	$676,322	$58,206	$552,457	$6,343

Earnings per share – basic:
Income (loss) from continuing operations available to Common Shares	$0.03	$(0.12)	$0.06	$(0.05)

Net income available to Common Shares	$2.30	$0.21	$1.88	$0.02

Weighted average Common Shares outstanding	293,784	281,435	294,663	282,217

Earnings per share – diluted:
Income (loss) from continuing operations available to Common Shares	$0.03	$(0.12)	$0.06	$(0.05)

Net income available to Common Shares	$2.27	$0.21	$1.85	$0.02

Weighted average Common Shares outstanding	311,380	281,435	312,199	282,217

Distributions declared per Common Share outstanding	$0.6750	$0.6750	$0.3375	$0.3375

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Amounts in thousands except per share data)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2011	2010	2011	2010
Comprehensive income (loss):

Net income	$714,819	$67,945	$581,753	$10,089
Other comprehensive (loss):
Other comprehensive (loss) – derivative instruments:
Unrealized holding (losses) arising during the period	(25,119)	(85,746)	(31,201)	(72,243)
Losses reclassified into earnings from other comprehensive income	1,891	1,465	935	739
Other comprehensive income (loss) – other instruments:
Unrealized holding gains (losses) arising during the period	493	(66)	347	93

Other comprehensive (loss)	(22,735)	(84,347)	(29,919)	(71,411)

Comprehensive income	692,084	(16,402)	551,834	(61,322)
Comprehensive (income) attributable to Noncontrolling Interests	(31,564)	(2,501)	(25,829)	(128)

Comprehensive income (loss) attributable to controlling interests	$660,520	$(18,903)	$526,005	$(61,450)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$714,819	$67,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	330,930	327,676
Amortization of deferred financing costs	8,048	5,516
Amortization of discounts and premiums on debt	851	1,123
Amortization of deferred settlements on derivative instruments	1,624	1,198
Write-off of pursuit costs	3,038	2,062
Loss from investments in unconsolidated entities	—	923
Distributions from unconsolidated entities – return on capital	42	61
Net (gain) on sales of unconsolidated entities	—	(5,557)
Net (gain) on sales of land parcels	(4,217)	—
Net (gain) on sales of discontinued operations	(682,236)	(60,253)
Unrealized loss on derivative instruments	2,569	1
Compensation paid with Company Common Shares	12,389	10,926

Changes in assets and liabilities:
Decrease (increase) in deposits – restricted	1,971	(1,394)
(Increase) in other assets	(4,456)	(16,079)
Increase in accounts payable and accrued expenses	35,165	31,360
(Decrease) in accrued interest payable	(6,047)	(5,358)
(Decrease) in other liabilities	(21,980)	(6,166)
(Decrease) increase in security deposits	(33)	2,763

Net cash provided by operating activities	392,477	356,747

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(475,397)	(684,594)
Investment in real estate – development/other	(63,558)	(66,886)
Improvements to real estate	(64,863)	(59,182)
Additions to non-real estate property	(3,987)	(612)
Interest capitalized for real estate and unconsolidated entities under development	(3,683)	(7,940)
Proceeds from disposition of real estate, net	1,194,005	105,072
Investments in unconsolidated entities	(412)	—
Distributions from unconsolidated entities – return of capital	—	1,303
Proceeds from sale of investment securities	—	25,000
(Increase) decrease in deposits on real estate acquisitions, net	(171,152)	228,907
Decrease (increase) in mortgage deposits	1,688	(703)
Consolidation of previously unconsolidated properties	—	(26,854)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(8,575)	(152)

Net cash provided by (used for) investing activities	404,066	(486,641)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(1,466)	$(2,193)
Mortgage notes payable:
Proceeds	135,230	104,994
Restricted cash	(11,663)	58,474
Lump sum payoffs	(632,477)	(400,033)
Scheduled principal repayments	(8,366)	(8,323)
Notes, net:
Lump sum payoffs	(93,096)	—
Lines of credit:
Proceeds	—	3,679,125
Repayments	—	(3,359,125)
Proceeds from sale of Common Shares	154,508	73,356
Proceeds from Employee Share Purchase Plan (ESPP)	3,501	3,546
Proceeds from exercise of options	83,534	43,809
Common Shares repurchased and retired	—	(1,887)
Payment of offering costs	(2,611)	(723)
Other financing activities, net	(33)	(33)
Contributions – Noncontrolling Interests – Partially Owned Properties	—	222
Distributions:
Common Shares	(231,995)	(188,543)
Preferred Shares	(6,933)	(7,238)
Noncontrolling Interests – Operating Partnership	(10,866)	(9,496)
Noncontrolling Interests – Partially Owned Properties	(454)	(1,344)

Net cash (used for) financing activities	(623,187)	(15,412)

Net increase (decrease) in cash and cash equivalents	173,356	(145,306)
Cash and cash equivalents, beginning of period	431,408	193,288

Cash and cash equivalents, end of period	$604,764	$47,982

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$242,655	$229,507

Net cash paid (received) for income and other taxes	$628	$(2,940)

Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$99,131	$169,428

Valuation of OP Units issued	$—	$7,433

Mortgage loans (assumed) by purchaser	$—	$(39,999)

Amortization of deferred financing costs:
Investment in real estate, net	$—	$(1,211)

Deferred financing costs, net	$8,048	$6,727

Amortization of discounts and premiums on debt:
Mortgage notes payable	$(3,816)	$(3,130)

Notes, net	$4,667	$4,253

Amortization of deferred settlements on derivative instruments:
Other liabilities	$(267)	$(267)

Accumulated other comprehensive income	$1,891	$1,465

Unrealized loss on derivative instruments:
Other assets	$1,975	$16,620

Mortgage notes payable	$(226)	$(13)

Notes, net	$(501)	$7,023

Other liabilities	$26,440	$62,117

Accumulated other comprehensive (loss)	$(25,119)	$(85,746)

Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(3,597)	$(7,940)

Investments in unconsolidated entities	$(86)	$—

Consolidation of previously unconsolidated properties:
Investment in real estate, net	$—	$(105,065)

Investments in unconsolidated entities	$—	$7,376

Deposits – restricted	$—	$(42,633)

Mortgage notes payable	$—	$112,631

Net other assets recorded	$—	$837

Other:
Receivable on sale of Common Shares	$—	$37,550

Transfer from notes, net to mortgage notes payable	$—	$35,600

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

Six Months Ended
SHAREHOLDERS’ EQUITY	June 30, 2011
PREFERRED SHARES
Balance, beginning of year	$200,000

Balance, end of period	$200,000

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$2,902
Conversion of OP Units into Common Shares	3
Issuance of Common Shares	30
Exercise of share options	26
Employee Share Purchase Plan (ESPP)	1
Conversion of restricted shares to LTIP Units	(1)
Share-based employee compensation expense:
Restricted shares	2

Balance, end of period	$2,963

PAID IN CAPITAL
Balance, beginning of year	$4,741,521
Common Share Issuance:
Conversion of OP Units into Common Shares	7,224
Issuance of Common Shares	154,478
Exercise of share options	83,508
Employee Share Purchase Plan (ESPP)	3,500
Conversion of restricted shares to LTIP Units	(3,933)
Share-based employee compensation expense:
Restricted shares	5,343
Share options	5,386
ESPP discount	872
Offering costs	(2,611)
Supplemental Executive Retirement Plan (SERP)	2,984
Acquisition of Noncontrolling Interests — Partially Owned Properties	(5,575)
Change in market value of Redeemable Noncontrolling Interests — Operating Partnership	(41,377)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(3,853)

Balance, end of period	$4,947,467

RETAINED EARNINGS
Balance, beginning of year	$203,581
Net income attributable to controlling interests	683,255
Common Share distributions	(199,284)
Preferred Share distributions	(6,933)

Balance, end of period	$680,619

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(57,818)
Accumulated other comprehensive (loss) — derivative instruments:
Unrealized holding (losses) arising during the period	(25,119)
Losses reclassified into earnings from other comprehensive income	1,891
Accumulated other comprehensive income — other instruments:
Unrealized holding gains arising during the period	493

Balance, end of period	$(80,553)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)
(Amounts in thousands)
(Unaudited)

Six Months Ended
NONCONTROLLING INTERESTS	June 30, 2011
OPERATING PARTNERSHIP
Balance, beginning of year	$110,399
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(7,227)
Conversion of restricted shares to LTIP Units	3,934
Equity compensation associated with Noncontrolling Interests	1,988
Net income attributable to Noncontrolling Interests	31,533
Distributions to Noncontrolling Interests	(9,238)
Change in carrying value of Redeemable Noncontrolling Interests — Operating Partnership	(13,224)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	3,853

Balance, end of period	$122,018

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$7,991
Net income attributable to Noncontrolling Interests	31
Distributions to Noncontrolling Interests	(487)
Acquisition of Noncontrolling Interests — Partially Owned Properties	(3,000)
Other	(1,240)

Balance, end of period	$3,295

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Investment in real estate
Land	$4,161,358	$4,110,275
Depreciable property	15,046,250	15,226,512
Projects under development	115,085	130,337
Land held for development	214,495	235,247

Investment in real estate	19,537,188	19,702,371
Accumulated depreciation	(4,307,406)	(4,337,357)

Investment in real estate, net	15,229,782	15,365,014

Cash and cash equivalents	604,764	431,408
Investments in unconsolidated entities	3,623	3,167
Deposits — restricted	361,831	180,987
Escrow deposits — mortgage	10,905	12,593
Deferred financing costs, net	35,451	42,033
Other assets	151,766	148,992

Total assets	$16,398,122	$16,184,194

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$4,352,372	$4,762,896
Notes, net	5,096,250	5,185,180
Lines of credit	—	—
Accounts payable and accrued expenses	69,118	39,452
Accrued interest payable	92,584	98,631
Other liabilities	306,503	304,202
Security deposits	60,779	60,812
Distributions payable	106,566	140,905

Total liabilities	10,084,172	10,592,078

Commitments and contingencies

Redeemable Limited Partners	438,141	383,540

Capital:
Partners’ Capital:
Preference Units	200,000	200,000
General Partner	5,631,049	4,948,004
Limited Partners	122,018	110,399
Accumulated other comprehensive (loss)	(80,553)	(57,818)

Total partners’ capital	5,872,514	5,200,585
Noncontrolling Interests — Partially Owned Properties	3,295	7,991

Total capital	5,875,809	5,208,576

Total liabilities and capital	$16,398,122	$16,184,194

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per Unit data)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2011	2010	2011	2010
REVENUES
Rental income	$974,096	$871,091	$496,111	$444,333
Fee and asset management	3,754	5,468	1,948	3,046

Total revenues	977,850	876,559	498,059	447,379

EXPENSES
Property and maintenance	211,418	202,801	103,092	100,045
Real estate taxes and insurance	110,332	105,496	56,701	52,350
Property management	43,148	40,756	20,767	20,264
Fee and asset management	1,957	3,563	1,009	1,605
Depreciation	321,181	302,964	159,087	162,697
General and administrative	22,341	20,808	10,908	10,089

Total expenses	710,377	676,388	351,564	347,050

Operating income	267,473	200,171	146,495	100,329

Interest and other income	1,292	4,845	281	2,625
Other expenses	(6,790)	(6,026)	(4,626)	(1,643)
Interest:
Expense incurred, net	(241,856)	(227,489)	(120,525)	(113,723)
Amortization of deferred financing costs	(7,454)	(5,295)	(4,444)	(2,300)

Income (loss) before income and other taxes, (loss) from investments in unconsolidated entities, net gain on sales of unconsolidated entities and land parcels and discontinued operations	12,665	(33,794)	17,181	(14,712)
Income and other tax (expense) benefit	(387)	7	(203)	147
(Loss) from investments in unconsolidated entities	—	(923)	—	(459)
Net gain on sales of unconsolidated entities	—	5,557	—	5,079
Net gain on sales of land parcels	4,217	—	4,217	—

Income (loss) from continuing operations	16,495	(29,153)	21,195	(9,945)
Discontinued operations, net	698,324	97,098	560,558	20,034

Net income	714,819	67,945	581,753	10,089
Net (income) loss attributable to Noncontrolling Interests — Partially Owned Properties	(31)	435	(71)	185

Net income attributable to controlling interests	$714,788	$68,380	$581,682	$10,274

ALLOCATION OF NET INCOME:
Preference Units	$6,933	$7,238	$3,467	$3,618

General Partner	$676,322	$58,206	$552,457	$6,343
Limited Partners	31,533	2,936	25,758	313

Net income available to Units	$707,855	$61,142	$578,215	$6,656

Earnings per Unit — basic:
Income (loss) from continuing operations available to Units	$0.03	$(0.12)	$0.06	$(0.05)

Net income available to Units	$2.30	$0.21	$1.88	$0.02

Weighted average Units outstanding	307,106	295,177	307,954	295,898

Earnings per Unit — diluted:
Income (loss) from continuing operations available to Units	$0.03	$(0.12)	$0.06	$(0.05)

Net income available to Units	$2.27	$0.21	$1.85	$0.02

Weighted average Units outstanding	311,380	295,177	312,199	295,898

Distributions declared per Unit outstanding	$0.6750	$0.6750	$0.3375	$0.3375

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Amounts in thousands except per Unit data)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2011	2010	2011	2010
Comprehensive income (loss):

Net income	$714,819	$67,945	$581,753	$10,089
Other comprehensive (loss):
Other comprehensive (loss) — derivative instruments:
Unrealized holding (losses) arising during the period	(25,119)	(85,746)	(31,201)	(72,243)
Losses reclassified into earnings from other comprehensive income	1,891	1,465	935	739
Other comprehensive income (loss) — other instruments:
Unrealized holding gains (losses) arising during the period	493	(66)	347	93

Other comprehensive (loss)	(22,735)	(84,347)	(29,919)	(71,411)

Comprehensive income	692,084	(16,402)	551,834	(61,322)
Comprehensive (income) loss attributable to Noncontrolling Interests — Partially Owned Properties	(31)	435	(71)	185

Comprehensive income (loss) attributable to controlling interests	$692,053	$(15,967)	$551,763	$(61,137)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$714,819	$67,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	330,930	327,676
Amortization of deferred financing costs	8,048	5,516
Amortization of discounts and premiums on debt	851	1,123
Amortization of deferred settlements on derivative instruments	1,624	1,198
Write-off of pursuit costs	3,038	2,062
Loss from investments in unconsolidated entities	—	923
Distributions from unconsolidated entities — return on capital	42	61
Net (gain) on sales of unconsolidated entities	—	(5,557)
Net (gain) on sales of land parcels	(4,217)	—
Net (gain) on sales of discontinued operations	(682,236)	(60,253)
Unrealized loss on derivative instruments	2,569	1
Compensation paid with Company Common Shares	12,389	10,926

Changes in assets and liabilities:
Decrease (increase) in deposits — restricted	1,971	(1,394)
(Increase) in other assets	(4,456)	(16,079)
Increase in accounts payable and accrued expenses	35,165	31,360
(Decrease) in accrued interest payable	(6,047)	(5,358)
(Decrease) in other liabilities	(21,980)	(6,166)
(Decrease) increase in security deposits	(33)	2,763

Net cash provided by operating activities	392,477	356,747

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate — acquisitions	(475,397)	(684,594)
Investment in real estate — development/other	(63,558)	(66,886)
Improvements to real estate	(64,863)	(59,182)
Additions to non-real estate property	(3,987)	(612)
Interest capitalized for real estate and unconsolidated entities under development	(3,683)	(7,940)
Proceeds from disposition of real estate, net	1,194,005	105,072
Investments in unconsolidated entities	(412)	—
Distributions from unconsolidated entities — return of capital	—	1,303
Proceeds from sale of investment securities	—	25,000
(Increase) decrease in deposits on real estate acquisitions, net	(171,152)	228,907
Decrease (increase) in mortgage deposits	1,688	(703)
Consolidation of previously unconsolidated properties	—	(26,854)
Acquisition of Noncontrolling Interests — Partially Owned Properties	(8,575)	(152)

Net cash provided by (used for) investing activities	404,066	(486,641)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(1,466)	$(2,193)
Mortgage notes payable:
Proceeds	135,230	104,994
Restricted cash	(11,663)	58,474
Lump sum payoffs	(632,477)	(400,033)
Scheduled principal repayments	(8,366)	(8,323)
Notes, net:
Lump sum payoffs	(93,096)	—
Lines of credit:
Proceeds	—	3,679,125
Repayments	—	(3,359,125)
Proceeds from sale of OP Units	154,508	73,356
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	3,501	3,546
Proceeds from exercise of EQR options	83,534	43,809
OP Units repurchased and retired	—	(1,887)
Payment of offering costs	(2,611)	(723)
Other financing activities, net	(33)	(33)
Contributions — Noncontrolling Interests — Partially Owned Properties	—	222
Distributions:
OP Units — General Partner	(231,995)	(188,543)
Preference Units	(6,933)	(7,238)
OP Units — Limited Partners	(10,866)	(9,496)
Noncontrolling Interests — Partially Owned Properties	(454)	(1,344)

Net cash (used for) financing activities	(623,187)	(15,412)

Net increase (decrease) in cash and cash equivalents	173,356	(145,306)
Cash and cash equivalents, beginning of period	431,408	193,288

Cash and cash equivalents, end of period	$604,764	$47,982

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$242,655	$229,507

Net cash paid (received) for income and other taxes	$628	$(2,940)

Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$99,131	$169,428

Valuation of OP Units issued	$—	$7,433

Mortgage loans (assumed) by purchaser	$—	$(39,999)

Amortization of deferred financing costs:
Investment in real estate, net	$—	$(1,211)

Deferred financing costs, net	$8,048	$6,727

Amortization of discounts and premiums on debt:
Mortgage notes payable	$(3,816)	$(3,130)

Notes, net	$4,667	$4,253

Amortization of deferred settlements on derivative instruments:
Other liabilities	$(267)	$(267)

Accumulated other comprehensive income	$1,891	$1,465

Unrealized loss on derivative instruments:
Other assets	$1,975	$16,620

Mortgage notes payable	$(226)	$(13)

Notes, net	$(501)	$7,023

Other liabilities	$26,440	$62,117

Accumulated other comprehensive (loss)	$(25,119)	$(85,746)

Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(3,597)	$(7,940)

Investments in unconsolidated entities	$(86)	$—

Consolidation of previously unconsolidated properties:
Investment in real estate, net	$—	$(105,065)

Investments in unconsolidated entities	$—	$7,376

Deposits — restricted	$—	$(42,633)

Mortgage notes payable	$—	$112,631

Net other assets recorded	$—	$837

Other:
Receivable on sale of OP units	$—	$37,550

Transfer from notes, net to mortgage notes payable	$—	$35,600

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(Amounts in thousands)
(Unaudited)

Six Months Ended
June 30, 2011
PARTNERS’ CAPITAL

PREFERENCE UNITS
Balance, beginning of year	$200,000

Balance, end of period	$200,000

GENERAL PARTNER
Balance, beginning of year	$4,948,004
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	7,227
Issuance of OP Units	154,508
Exercise of EQR share options	83,534
EQR’s Employee Share Purchase Plan (ESPP)	3,501
Conversion of EQR restricted shares to LTIP Units	(3,934)
Share-based employee compensation expense:
EQR restricted shares	5,345
EQR share options	5,386
EQR ESPP discount	872
Offering costs	(2,611)
Net income available to Units — General Partner	676,322
OP Units — General Partner distributions	(199,284)
Supplemental Executive Retirement Plan (SERP)	2,984
Acquisition of Noncontrolling Interests — Partially Owned Properties	(5,575)
Change in market value of Redeemable Limited Partners	(41,377)
Adjustment for Limited Partners ownership in Operating Partnership	(3,853)

Balance, end of period	$5,631,049

LIMITED PARTNERS
Balance, beginning of year	$110,399
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(7,227)
Conversion of EQR restricted shares to LTIP Units	3,934
Equity compensation associated with Units — Limited Partners	1,988
Net income available to Units — Limited Partners	31,533
Units — Limited Partners distributions	(9,238)
Change in carrying value of Redeemable Limited Partners	(13,224)
Adjustment for Limited Partners ownership in Operating Partnership	3,853

Balance, end of period	$122,018

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(57,818)
Accumulated other comprehensive (loss) — derivative instruments:
Unrealized holding (losses) arising during the period	(25,119)
Losses reclassified into earnings from other comprehensive income	1,891
Accumulated other comprehensive income — other instruments:
Unrealized holding gains arising during the period	493

Balance, end of period	$(80,553)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL (Continued)
(Amounts in thousands)
(Unaudited)

Six Months Ended
June 30, 2011
NONCONTROLLING INTERESTS

NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$7,991
Net income attributable to Noncontrolling Interests	31
Distributions to Noncontrolling Interests	(487)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(3,000)
Other	(1,240)

Balance, end of period	$3,295

See accompanying notes

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     Equity Residential (“EQR”), a Maryland real estate investment trust (“REIT”) formed in March 1993, is an S&P 500 company focused on the acquisition, development and management of high quality apartment properties in top United States growth markets. ERP Operating Limited Partnership (“ERPOP”), an Illinois limited partnership, was formed in May 1993 to conduct the multifamily residential property business of Equity Residential. EQR has elected to be taxed as a REIT. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. Unless otherwise indicated, the notes to consolidated financial statements apply to both the Company and the Operating Partnership.
     EQR is the general partner of, and as of June 30, 2011 owned an approximate 95.6% ownership interest in ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
     As of June 30, 2011, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 421 properties located in 16 states and the District of Columbia consisting of 120,760 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	397	111,539
Partially Owned Properties — Consolidated	22	4,371
Military Housing	2	4,850

	421	120,760
2. Summary of Significant Accounting Policies
  Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
     The balance sheets at December 31, 2010 have been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in each of the Company’s and the Operating Partnership’s annual reports on Form 10-K for the year ended December 31, 2010.
  Income and Other Taxes
     Due to the structure of EQR as a REIT and the nature of the operations of its operating properties, no provision for federal income taxes has been made at the EQR level. In addition, ERPOP generally is not liable for federal income taxes as the partners recognize their proportionate share of income or loss in their tax returns; therefore no provision for federal income taxes has been made at the ERPOP level. Historically, the Company has generally only incurred certain state and local income, excise and franchise taxes. The Company has elected Taxable REIT Subsidiary (“TRS”) status for certain of its corporate subsidiaries and as a result, these entities will incur both federal and state income taxes on any taxable income of such entities after consideration of any net operating losses.
     Deferred tax assets and liabilities applicable to the TRS entities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected amortization of goodwill, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of June 30, 2011, the Company has recorded a deferred tax asset of approximately $38.7 million, which is fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.
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
     The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. For these consolidated entities, the Company is the controlling partner in various partnerships owning 22 properties and 4,371 apartment units and various completed and uncompleted development properties having a noncontrolling interest book value of $3.3 million at June 30, 2011. Some of these partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of June 30, 2011, the Company estimates the value of Noncontrolling Interest distributions would have been approximately $63.4 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on June 30, 2011 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company’s Partially Owned Properties is subject to change. To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

     Effective January 1, 2011, companies are required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements. This does not have a material effect on the Company’s consolidated results of operations or financial position. See Note 11 for further discussion.
     Effective January 1, 2012, companies will be required to separately disclose the amounts and reasons for any transfers of assets and liabilities into and out of Level 1 and Level 2 of the fair value hierarchy. For fair value measurements using significant unobservable inputs (Level 3), companies will be required to disclose quantitative information about the significant unobservable inputs used for all Level 3 measurements and a description of the Company’s valuation processes in determining fair value. In addition, companies will be required to provide a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs. Companies will also be required to disclose information about when the current use of a non-financial asset measured at fair value differs from its highest and best use and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. The Company does not expect this will have a material effect on its consolidated results of operations or financial position.
     Effective January 1, 2009, issuers of certain convertible debt instruments that may be settled in cash on conversion were required to separately account for the liability and equity components of the instrument in a manner that reflects each issuer’s nonconvertible debt borrowing rate. As the Company is required to apply this retrospectively, the accounting for its $650.0 million ($482.5 million outstanding at June 30, 2011) 3.85% convertible unsecured notes that were issued in August 2006 and mature in August 2026 was affected. The Company recognized $9.3 million and $9.3 million in interest expense related to the stated coupon rate of 3.85% for the six months ended June 30, 2011 and 2010, respectively. The amount of the conversion option as of the date of issuance calculated by the Company using a 5.80% effective interest rate was $44.3 million and is being amortized to interest expense over the expected life of the convertible notes (through the first put date on August 18, 2011). Total amortization of the cash discount and conversion option discount on the unsecured notes resulted in a reduction to earnings of approximately $3.9 million and $3.9 million, respectively, or $0.01 per share/Unit and $0.01 per share/Unit, respectively, for the six months ended June 30, 2011 and 2010, and is anticipated to result in a reduction to earnings of approximately $5.0 million or $0.02 per share/Unit during the full year of 2011. In addition, the Company decreased the January 1, 2009 balance of retained earnings (included in general partner’s capital in the Operating Partnership’s financial statements) by $27.0 million, decreased the January 1, 2009 balance of notes by $17.3 million and increased the January 1, 2009 balance of paid in capital (included in general partner’s capital in the Operating Partnership’s financial statements) by $44.3 million. The carrying amount of the conversion option remaining in paid in capital (included in general partner’s capital in the Operating Partnership’s financial statements) was $44.3 million at both June 30, 2011 and December 31, 2010. The unamortized cash and conversion option discounts totaled $1.1 million and $5.0 million at June 30, 2011 and December 31, 2010, respectively.
3. Equity, Capital and Other Interests
  Equity and Redeemable Noncontrolling Interests of Equity Residential
     The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and Long-Term Incentive Plan (“LTIP”) Units) for the six months ended June 30, 2011:

2011
Common Shares
Common Shares outstanding at January 1,	290,197,242

Common Shares Issued:
Conversion of OP Units	284,691
Issuance of Common Shares	3,038,980
Exercise of share options	2,632,021
Employee Share Purchase Plan (ESPP)	78,121
Restricted share grants, net	151,018

Common Shares Other:
Conversion of restricted shares to LTIP Units	(101,988)

Common Shares outstanding at June 30,	296,280,085

Units
Units outstanding at January 1,	13,612,037
LTIP Units, net	58,942
Conversion of restricted shares to LTIP Units	101,988
Conversion of OP Units to Common Shares	(284,691)

Units outstanding at June 30,	13,488,276

Total Common Shares and Units outstanding at June 30,	309,768,361

Units Ownership Interest in Operating Partnership	4.4%
     In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell up to 17.0 million Common Shares from time to time over the next three years into the existing trading market at current market prices as well as through negotiated transactions. During the six months ended June 30, 2011, EQR issued approximately 3.0 million Common Shares at an average price of $50.84 per share for total consideration of approximately $154.5 million through the ATM program. EQR has not issued any shares under this program since January 13, 2011. Including its February 2011 prospectus supplement which added approximately 5.7 million Common Shares, EQR has 10.0 million Common Shares remaining available for issuance under the ATM program as of June 30, 2011.
     On June 16, 2011, the shareholders of EQR approved the Company’s 2011 Share Incentive Plan (the “2011 Plan”). The 2011 Plan reserved 12,980,741 Common Shares for issuance. In conjunction with the approval of the 2011 Plan, no further awards may be granted under the 2002 Share Incentive Plan. The 2011 Plan expires on June 16, 2021.
     EQR has a share repurchase program authorized by the Board of Trustees under which it has authorization to repurchase up to $464.6 million of its shares as of June 30, 2011. No shares were repurchased during the six months ended June 30, 2011.
     During the six months ended June 30, 2011, the Company acquired all of its partner’s interest in two consolidated partially owned properties consisting of 861 apartment units for $8.6 million. In conjunction with these transactions, the Company reduced paid in capital by $5.6 million and Noncontrolling Interests — Partially Owned Properties by $3.0 million.
     The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of LTIP Units, are collectively referred to as the “Noncontrolling Interests — Operating Partnership”. Subject to certain exceptions (including the “book-up” requirements of LTIP Units), the Noncontrolling Interests — Operating Partnership may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Noncontrolling Interests — Operating Partnership (including redeemable interests) is allocated based on the number of Noncontrolling Interests — Operating Partnership Units in total in proportion to the number of Noncontrolling Interests — Operating Partnership Units in total plus the number of Common Shares. Net income is allocated to the Noncontrolling Interests — Operating Partnership based on the weighted average ownership percentage during the period.
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

     The Noncontrolling Interests — Operating Partnership Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests — Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests — Operating Partnership”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests — Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests — Operating Partnership Units that are classified in permanent equity at June 30, 2011 and December 31, 2010.
     The carrying value of the Redeemable Noncontrolling Interests — Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests — Operating Partnership Units in proportion to the number of Noncontrolling Interests — Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests — Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of June 30, 2011, the Redeemable Noncontrolling Interests — Operating Partnership have a redemption value of approximately $438.1 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Noncontrolling Interests — Operating Partnership Units.
     The following table presents the change in the redemption value of the Redeemable Noncontrolling Interests — Operating Partnership for the six months ended June 30, 2011 (amounts in thousands):

2011
Balance at January 1,	$383,540
Change in market value	41,377
Change in carrying value	13,224

Balance at June 30,	$438,141

     Net proceeds from EQR Common Share and Preferred Share (see definition below) offerings are contributed by EQR to ERPOP. In return for those contributions, EQR receives a number of OP Units in ERPOP equal to the number of Common Shares it has issued in the equity offering (or in the case of a preferred equity offering, a number of preference units in ERPOP equal in number and having the same terms as the Preferred Shares issued in the equity offering). As a result, the net offering proceeds from Common Shares and Preferred Shares are allocated between shareholders’ equity and Noncontrolling Interests — Operating Partnership to account for the change in their respective percentage ownership of the underlying equity of ERPOP.
     The Company’s declaration of trust authorizes it to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share (the “Preferred Shares”), with specific rights, preferences and other attributes as the Board of Trustees may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company’s Common Shares.
     The following table presents the Company’s issued and outstanding Preferred Shares as of June 30, 2011 and December 31, 2010:

			Amounts in thousands
		Annual
	Redemption	Dividend per	June 30,	December 31,
	Date (1)	Share (2)	2011	2010
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:

8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at June 30, 2011 and December 31, 2010	12/10/26	$4.145	$50,000	$50,000

6.48% Series N Cumulative Redeemable Preferred; liquidation value $250 per share; 600,000 shares issued and outstanding at June 30, 2011 and December 31, 2010 (3)	6/19/08	$16.20	150,000	150,000

			$200,000	$200,000

(1)	On or after the redemption date, redeemable preferred shares (Series K and N) may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	Dividends on all series of Preferred Shares are payable quarterly at various pay dates. The dividend listed for Series N is a Preferred Share rate and the equivalent Depositary Share annual dividend is $1.62 per share.

(3)	The Series N Preferred Shares have a corresponding depositary share that consists of ten times the number of shares and one-tenth the liquidation value and dividend per share.
     Capital and Redeemable Limited Partners of ERP Operating Limited Partnership
     The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the six months ended June 30, 2011:

2011
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	303,809,279

Issued to General Partner:
Issuance of OP Units	3,038,980
Exercise of EQR share options	2,632,021
EQR’s Employee Share Purchase Plan (ESPP)	78,121
EQR restricted share grants, net	151,018

Issued to Limited Partners:
LTIP Units, net	58,942

General and Limited Partner Units outstanding at June 30,	309,768,361

Limited Partner Units
Limited Partner Units outstanding at January 1,	13,612,037
Limited Partner LTIP Units, net	58,942
Conversion of EQR restricted shares to LTIP Units	101,988
Conversion of Limited Partner OP Units to EQR Common Shares	(284,691)

Limited Partner Units outstanding at June 30,	13,488,276

Limited Partner Units Ownership Interest in Operating Partnership	4.4%
     As discussed under “Equity and Redeemable Noncontrolling Interests of Equity Residential” in this note, EQR has established an ATM share offering program. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). During the six months ended June 30, 2011, EQR issued approximately 3.0 million Common Shares at an average price of $50.84 per share for total consideration of approximately $154.5 million through the ATM program. Concurrent with these transactions, ERPOP issued approximately 3.0 million OP Units to EQR. EQR has not issued any shares under this program since January 13, 2011. Including its February 2011 prospectus supplement which added approximately 5.7 million Common Shares, EQR has 10.0 million Common Shares remaining available for issuance under the ATM program as of June 30, 2011.

     See “Equity and Redeemable Noncontrolling Interests of Equity Residential” in this note for a discussion of the Company’s 2011 Plan and share repurchase program.
     During the six months ended June 30, 2011, the Operating Partnership acquired all of its partner’s interest in two consolidated partially owned properties consisting of 861 apartment units for $8.6 million. In conjunction with these transactions, the Operating Partnership reduced paid in capital (included in general partner’s capital in the Operating Partnership’s financial statements) by $5.6 million and Noncontrolling Interests — Partially Owned Properties by $3.0 million.
     The Limited Partners of the Operating Partnership as of June 30, 2011 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of LTIP Units. Subject to certain exceptions (including the “book-up” requirements of LTIP Units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units. Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.
     The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR. Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.
     The Limited Partner Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at June 30, 2011 and December 31, 2010.
     The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total. Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above. As of June 30, 2011, the Redeemable Limited Partner Units have a redemption value of approximately $438.1 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Limited Partner Units.
     The following table presents the change in the redemption value of the Redeemable Limited Partners for the six months ended June 30, 2011 (amounts in thousands):

2011
Balance at January 1,	$383,540
Change in market value	41,377
Change in carrying value	13,224

Balance at June 30,	$438,141

     EQR contributes all net proceeds from its various equity offerings (including proceeds from exercise of options for Common Shares) to ERPOP. In return for those contributions, EQR receives a number of OP Units in ERPOP equal to the number of Common Shares it has issued in the equity offering (or in the case of a preferred equity offering, a number of preference units in ERPOP equal in number and having the same terms as the preferred shares issued in the equity offering).
     The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of June 30, 2011 and December 31, 2010:

			Amounts in thousands
		Annual
	Redemption	Dividend per	June 30,	December 31,
	Date (1)	Unit (2)	2011	2010
Preference Units:

8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at June 30, 2011 and December 31, 2010	12/10/26	$4.145	$50,000	$50,000

6.48% Series N Cumulative Redeemable Preference Units; liquidation value $250 per unit; 600,000 units issued and outstanding at June 30, 2011 and December 31, 2010 (3)	6/19/08	$16.20	150,000	150,000

			$200,000	$200,000

(1)	On or after the redemption date, redeemable preference units (Series K and N) may be redeemed for cash at the option of the Operating Partnership, in whole or in part, at a redemption price equal to the liquidation price per unit, plus accrued and unpaid distributions, if any, in conjunction with the concurrent redemption of the corresponding Company Preferred Shares.

(2)	Dividends on all series of Preference Units are payable quarterly at various pay dates. The dividend listed for Series N is a Preference Unit rate and the equivalent depositary unit annual dividend is $1.62 per unit.

(3)	The Series N Preference Units have a corresponding depositary unit that consists of ten times the number of units and one-tenth the liquidation value and dividend per unit.
4. Real Estate
     The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of June 30, 2011 and December 31, 2010 (amounts in thousands):

	June 30,	December 31,
	2011	2010
Land	$4,161,358	$4,110,275
Depreciable property:
Buildings and improvements	13,833,714	13,995,121
Furniture, fixtures and equipment	1,212,536	1,231,391
Projects under development:
Land	26,766	28,260
Construction-in-progress	88,319	102,077
Land held for development:
Land	178,321	198,465
Construction-in-progress	36,174	36,782

Investment in real estate	19,537,188	19,702,371
Accumulated depreciation	(4,307,406)	(4,337,357)

Investment in real estate, net	$15,229,782	$15,365,014

     During the six months ended June 30, 2011, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties — Consolidated	7	2,069	$549,253
Land Parcel (one)	—	—	12,850
Other (1)	—	—	11,750

Total	7	2,069	$573,853

(1)	Represents the acquisition of a 97,000 square foot commercial building adjacent to our Harbor Steps apartment property in downtown Seattle for potential redevelopment.

     During the six months ended June 30, 2011, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties — Consolidated	38	11,267	$1,173,314
Land Parcel (one) (1)	—	—	22,786

Total	38	11,267	$1,196,100

(1)	Represents the sale of a land parcel, on which the Company no longer planned to develop, in suburban Washington, D.C.
     The Company recognized a net gain on sales of discontinued operations of approximately $682.2 million and a net gain on sales of land parcels of approximately $4.2 million on the above sales.
5. Commitments to Acquire/Dispose of Real Estate
     The Company has entered into separate agreements to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties	5	851	$223,025
Land Parcels (three)	—	—	29,100

Total	5	851	$252,125

     In addition to the properties that were subsequently disposed of as discussed in Note 16, the Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties	6	1,961	$173,900

Total	6	1,961	$173,900

     The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.
6. Investments in Partially Owned Entities
     The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following tables and information summarize the Company’s investments in partially owned entities as of June 30, 2011 (amounts in thousands except for project and apartment unit amounts):

	Consolidated
	Development Projects (VIEs)
	Held for	Completed
	and/or Under	and
	Development	Stabilized	Other	Total
Total projects (1)	—	3	19	22

Total apartments units (1)	—	931	3,440	4,371

Balance sheet information at 6/30/11 (at 100%):
ASSETS
Investment in real estate	$25,067	$376,057	$440,998	$842,122
Accumulated depreciation	—	(13,937)	(131,837)	(145,774)

Investment in real estate, net	25,067	362,120	309,161	696,348
Cash and cash equivalents	527	2,870	9,777	13,174
Deposits — restricted	1,120	3,560	22,887	27,567
Escrow deposits — mortgage	—	48	—	48
Deferred financing costs, net	—	1,791	984	2,775
Other assets	126	181	106	413

Total assets	$26,840	$370,570	$342,915	$740,325

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable	$—	$232,530	$182,637	$415,167
Accounts payable & accrued expenses	253	1,106	1,566	2,925
Accrued interest payable	—	333	573	906
Other liabilities	1,277	558	1,157	2,992
Security deposits	—	1,306	1,469	2,775

Total liabilities	1,530	235,833	187,402	424,765

Noncontrolling Interests — Partially Owned Properties	2,179	6,104	(4,988)	3,295
Company equity/General and Limited Partners’ Capital	23,131	128,633	160,501	312,265

Total equity/capital	25,310	134,737	155,513	315,560

Total liabilities and equity/capital	$26,840	$370,570	$342,915	$740,325

Debt — Secured (2):
Company/Operating Partnership Ownership (3)	$—	$232,530	$152,017	$384,547
Noncontrolling Ownership	—	—	30,620	30,620

Total (at 100%)	$—	$232,530	$182,637	$415,167

	Consolidated
	Development Projects (VIEs)
	Held for
	and/or Under	Completed
	Development	and Stabilized	Other	Total
Operating information for the six months ended 6/30/11 (at 100%):
Operating revenue	$—	$10,763	$28,261	$39,024
Operating expenses	124	3,848	9,371	13,343

Net operating (loss) income	(124)	6,915	18,890	25,681
Depreciation	—	5,872	7,491	13,363
General and administrative/other	103	5	27	135

Operating (loss) income	(227)	1,038	11,372	12,183
Interest and other income	4	4	8	16
Other expenses	(207)	—	(14)	(221)
Interest:
Expense incurred, net	(399)	(4,440)	(6,785)	(11,624)
Amortization of deferred financing costs	—	(1,337)	(324)	(1,661)

(Loss) income before income and other taxes and net gains
on sales of land parcels and discontinued operations	(829)	(4,735)	4,257	(1,307)
Income and other tax (expense) benefit	(57)	—	(8)	(65)
Net gain on sales of land parcels	4,217	—	—	4,217
Net gain on sales of discontinued operations	169	—	—	169

Net income (loss)	$3,500	$(4,735)	$4,249	$3,014

(1)	Project and apartment unit counts exclude all uncompleted development projects until those projects are substantially completed.

(2)	All debt is non-recourse to the Company with the exception of $14.0 million in mortgage debt on one development project.

(3)	Represents the Company’s/Operating Partnership’s current economic ownership interest.
     In 2010, the Company admitted an 80% institutional partner to an entity owning a developable land parcel in Florida in exchange for $11.7 million in cash and retained a 20% equity interest. This land parcel is now unconsolidated. Total project cost is approximately $78.2 million and construction will be predominantly funded with a long-term, non-recourse secured loan from the partner. The Company is responsible for constructing the project and has given certain construction cost overrun guarantees. The Company’s remaining funding obligation is currently estimated at approximately $2.4 million.
     The Company is the controlling partner in various consolidated partnership properties and development properties having a noncontrolling interest book value of $3.3 million at June 30, 2011. The Company has identified its development partnerships as VIEs as the Company provides substantially all of the capital for these ventures (other than third party mortgage debt, if any) despite the fact that each partner legally owns 50% of each venture. The Company is the primary beneficiary as it exerts the most significant power over the ventures, absorbs the majority of the expected losses and has the right to receive a majority of the expected residual returns. The assets net of liabilities of the Company’s VIEs are restricted in their use to the specific VIE to which they relate and are not available for general corporate use. The Company does not have any unconsolidated VIEs.
7.	Deposits — Restricted
     The following table presents the Company’s restricted deposits as of June 30, 2011 and December 31, 2010 (amounts in thousands):

	June 30,	December 31,
	2011	2010
Tax—deferred (1031) exchange proceeds	$278,903	$103,887
Earnest money on pending acquisitions	5,400	9,264
Restricted deposits on debt	30,629	18,966
Resident security and utility deposits	40,801	40,745
Other	6,098	8,125

Totals	$361,831	$180,987

8.	Mortgage Notes Payable
     EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.
     As of June 30, 2011, the Company had outstanding mortgage debt of approximately $4.4 billion.
     During the six months ended June 30, 2011, the Company:
•	Repaid $640.8 million of mortgage loans;

•	Obtained $135.2 million of new mortgage loan proceeds; and

•	Assumed $99.1 million of mortgage debt on three acquired properties.
     The Company recorded approximately $2.1 million of write-offs of unamortized deferred financing costs during the six months ended June 30, 2011 as additional interest expense related to debt extinguishment of mortgages.
     As of June 30, 2011, the Company had $446.5 million of secured debt subject to third party credit enhancement.
     As of June 30, 2011, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through September 1, 2048. At June 30, 2011, the interest rate range on the Company’s mortgage debt was 0.09% to 11.25%. During the six months ended June 30, 2011, the weighted average interest rate on the Company’s mortgage debt was 4.81%.
9.	Notes
     EQR does not have any indebtedness as all debt is incurred by the Operating Partnership; however, EQR does guarantee the Operating Partnership’s $500.0 million unsecured senior term loan.
     As of June 30, 2011, the Company had outstanding unsecured notes of approximately $5.1 billion.
     During the six months ended June 30, 2011, the Company:
•	Repaid $93.1 million of 6.95% unsecured notes at maturity and

•	Exercised the second of its two one-year extension options for its $500.0 million term loan facility and as a result, the maturity date is now October 5, 2012.
     As of June 30, 2011, scheduled maturities for the Company’s outstanding notes were at various dates through 2026. At June 30, 2011, the interest rate range on the Company’s notes was 0.69% to 7.57%. During the six months ended June 30, 2011, the weighted average interest rate on the Company’s notes was 5.17%.
10.	Lines of Credit
     EQR does not have any indebtedness as all debt is incurred by the Operating Partnership; however, EQR does guarantee the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.
     As of June 30, 2011, the Company had a $1.425 billion (net of $75.0 million which had been committed by a now bankrupt financial institution and is not available for borrowing) unsecured revolving credit facility maturing on February 28, 2012. Advances under the credit facility bore interest at variable rates based upon LIBOR at various interest periods plus a spread (0.50%) dependent upon the Operating Partnership’s credit rating or based on bids received from the lending group.
     As of June 30, 2011, the amount available on the credit facility was $1.34 billion (net of $81.9 million which was restricted/dedicated to support letters of credit and net of the $75.0 million discussed above). The Company did not draw and had no balance outstanding on its revolving credit facility at any time during the six months ended June 30, 2011. See Note 16 for further discussion on the Company’s new unsecured revolving credit facility.
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
     The carrying values of the Company’s mortgage notes payable and unsecured notes were approximately $4.4 billion and $5.1 billion, respectively, at June 30, 2011. The fair values of the Company’s mortgage notes payable and unsecured notes were approximately $4.4 billion and $5.4 billion, respectively, at June 30, 2011. The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, derivative instruments and investment securities) including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.
     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.
     The following table summarizes the Company’s consolidated derivative instruments at June 30, 2011 (dollar amounts are in thousands):

		Forward
	Fair Value	Starting
	Hedges (1)	Swaps (2)
Current Notional Balance	$315,693	$950,000
Lowest Possible Notional	$315,693	$950,000
Highest Possible Notional	$317,694	$950,000
Lowest Interest Rate	2.009%	3.478%
Highest Interest Rate	4.800%	4.695%
Earliest Maturity Date	2012	2021
Latest Maturity Date	2013	2023

(1)	Fair Value Hedges — Converts outstanding fixed rate debt to a floating interest rate.

(2)	Forward Starting Swaps — Designed to partially fix the interest rate in advance of a planned future debt issuance. These swaps have mandatory counterparty terminations from 2012 through 2014, and $750.0 million and $200.0 million are targeted to 2012 and 2013 issuances, respectively.
     The following tables provide the location of the Company’s derivative instruments within the accompanying Consolidated Balance Sheets and their fair market values as of June 30, 2011 and December 31, 2010, respectively (amounts in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
June 30, 2011	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other assets	$11,794	Other liabilities	$—
Forward Starting Swaps	Other assets	2,029	Other liabilities	65,519

Total		$13,823		$65,519

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
December 31, 2010	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other assets	$12,521	Other liabilities	$—
Forward Starting Swaps	Other assets	3,276	Other liabilities	37,756
Development Cash Flow Hedges	Other assets	—	Other liabilities	1,322

Total		$15,797		$39,078

     The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010, respectively (amounts in thousands):

	Location of Gain/(Loss)	Amount of Gain/(Loss)		Income Statement	Amount of Gain/(Loss)
June 30, 2011	Recognized in Income	Recognized in Income		Location of Hedged	Recognized in Income
Type of Fair Value Hedge	on Derivative	on Derivative	Hedged Item	Item Gain/(Loss)	on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(727)	Fixed rate debt	Interest expense	$727

Total		$(727)			$727

	Location of Gain/(Loss)	Amount of Gain/(Loss)		Income Statement	Amount of Gain/(Loss)
June 30, 2011	Recognized in Income	Recognized in Income		Location of Hedged	Recognized in Income
Type of Fair Value Hedge	on Derivative	on Derivative	Hedged Item	Item Gain/(Loss)	on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$7,009	Fixed rate debt	Interest expense	$(7,009)

Total		$7,009			$(7,009)

     The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
		Location of	Amount of
	Amount of	Gain/(Loss)	Gain/(Loss)	Location of	Amount of Gain/(Loss)
	Gain/(Loss)	Reclassified from	Reclassified from	Gain/(Loss)	Reclassified from
June 30, 2011	Recognized in OCI	Accumulated OCI	Accumulated OCI	Recognized in Income	Accumulated OCI
Type of Cash Flow Hedge	on Derivative	into Income	into Income	on Derivative	into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$(26,441)	Interest expense	$(1,891)	Interest expense	$(2,569)
Development Interest Rate Swaps/Caps	1,322	Interest expense	—	N/A	—

Total	$(25,119)		$(1,891)		$(2,569)

	Effective Portion			Ineffective Portion
		Location of	Amount of
	Amount of	Gain/(Loss)	Gain/(Loss)	Location of	Amount of Gain/(Loss)
	Gain/(Loss)	Reclassified from	Reclassified from	Gain/(Loss)	Reclassified from
June 30, 2010	Recognized in OCI	Accumulated OCI	Accumulated OCI	Recognized in Income	Accumulated OCI
Type of Cash Flow Hedge	on Derivative	into Income	into Income	on Derivative	into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$(86,530)	Interest expense	$(1,465)	N/A	$—
Development Interest Rate Swaps/Caps	784	Interest expense	—	N/A	—

Total	$(85,746)		$(1,465)		$—

     As of June 30, 2011 and December 31, 2010, there were approximately $81.6 million and $58.3 million in deferred losses, net, included in accumulated other comprehensive (loss), respectively, related to derivative instruments. Based on the estimated fair values of the net derivative instruments at June 30, 2011, the Company may recognize an estimated $4.3 million of accumulated other comprehensive (loss) as additional interest expense during the twelve months ending June 30, 2012.
     In June 2011, the Company’s remaining development cash flow hedge matured.
     The following table sets forth the maturity, amortized cost, gross unrealized gains and losses, book/fair value and interest and other income of the various investment securities held as of June 30, 2011 (amounts in thousands):

		Other Assets
		Amortized	Unrealized	Unrealized	Book/	Interest and
Security	Maturity	Cost	Gains	Losses	Fair Value	Other Income
Available-for-Sale Investment Securities	N/A	$675	$1,012	$—	$1,687	$—

Total		$675	$1,012	$—	$1,687	$—

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
     The following tables provide a summary of the fair value measurements at June 30, 2011 and December 31, 2010 for each major category of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets/Liabilities	Observable Inputs	Unobservable Inputs
Description	6/30/2011	(Level 1)	(Level 2)	(Level 3)
Assets
Derivatives	$13,823	$—	$13,823	$—
Supplemental Executive Retirement Plan	57,776	57,776	—	—
Available-for-Sale Investment Securities	1,687	1,687	—	—

Total	$73,286	$59,463	$13,823	$—

Liabilities
Derivatives	$65,519	$—	$65,519	$—
Supplemental Executive Retirement Plan	57,776	57,776	—	—

Total	$123,295	$57,776	$65,519	$—

Redeemable Noncontrolling Interests — Operating Partnership/Redeemable Limited Partners	$438,141	$—	$438,141	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets/Liabilities	Observable Inputs	Unobservable Inputs
Description	12/31/2010	(Level 1)	(Level 2)	(Level 3)
Assets
Derivatives	$15,797	$—	$15,797	$—
Supplemental Executive Retirement Plan	58,132	58,132	—	—
Available-for-Sale Investment Securities	1,194	1,194	—	—

Total	$75,123	$59,326	$15,797	$—

Liabilities
Derivatives	$39,078	$—	$39,078	$—
Supplemental Executive Retirement Plan	58,132	58,132	—	—

Total	$97,210	$58,132	$39,078	$—

Redeemable Noncontrolling Interests — Operating Partnership/Redeemable Limited Partners	$383,540	$—	$383,540	$—

     The Company’s derivative positions are valued using models developed by the respective counterparty as well as models developed internally by the Company that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). Employee holdings other than Common Shares within the supplemental executive retirement plan (the “SERP”) are valued using quoted market prices for identical assets and are included in other assets and other liabilities on the consolidated balance sheet. The Company’s investment securities are valued using quoted market prices or readily available market interest rate data. Redeemable Noncontrolling Interests — Operating Partnership/Redeemable Limited Partners are valued using the quoted market price of Common Shares.
12.	Earnings Per Share and Earnings Per Unit
Equity Residential
     The following tables set forth the computation of net income per share — basic and net income per share — diluted for the Company (amounts in thousands except per share amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2011	2010	2011	2010
Numerator for net income per share — basic:
Income (loss) from continuing operations	$16,495	$(29,153)	$21,195	$(9,945)
Allocation to Noncontrolling Interests — Operating Partnership, net	(457)	1,725	(814)	628
Net (income) loss attributable to Noncontrolling Interests — Partially Owned Properties	(31)	435	(71)	185
Preferred distributions	(6,933)	(7,238)	(3,467)	(3,618)

Income (loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	9,074	(34,231)	16,843	(12,750)
Discontinued operations, net of Noncontrolling Interests	667,248	92,437	535,614	19,093

Numerator for net income per share — basic	$676,322	$58,206	$552,457	$6,343

Numerator for net income per share — diluted (1):
Income from continuing operations	$16,495		$21,195
Net (income) attributable to Noncontrolling Interests — Partially Owned Properties	(31)		(71)
Preferred distributions	(6,933)		(3,467)

Income from continuing operations available to Common Shares	9,531		17,657
Discontinued operations, net	698,324		560,558

Numerator for net income per share — diluted (1)	$707,855	$58,206	$578,215	$6,343

Denominator for net income per share — basic and diluted (1):
Denominator for net income per share — basic	293,784	281,435	294,663	282,217
Effect of dilutive securities:
OP Units	13,322		13,291
Long-term compensation shares/units	4,274		4,245

Denominator for net income per share — diluted (1)	311,380	281,435	312,199	282,217

Net income per share — basic	$2.30	$0.21	$1.88	$0.02

Net income per share — diluted	$2.27	$0.21	$1.85	$0.02

Net income per share — basic:
Income (loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	$0.031	$(0.121)	$0.057	$(0.045)
Discontinued operations, net of Noncontrolling Interests	2.271	0.328	1.818	0.067

Net income per share — basic	$2.302	$0.207	$1.875	$0.022

Net income per share — diluted (1):
Income (loss) from continuing operations available to Common Shares	$0.031	$(0.121)	$0.057	$(0.045)
Discontinued operations, net	2.242	0.328	1.795	0.067

Net income per share — diluted	$2.273	$0.207	$1.852	$0.022

(1)	Potential common shares issuable from the assumed conversion of OP Units and the exercise/vesting of long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per share calculation as the Company had a loss from continuing operations for the six months and quarter ended June 30, 2010.
Convertible preferred shares/units that could be converted into 0 and 397,306 weighted average Common Shares for the six months ended June 30, 2011 and 2010, respectively, and 0 and 397,004 weighted average Common Shares for the quarters ended June 30, 2011 and 2010, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. In addition, the effect of the Common Shares that could ultimately be issued upon the conversion/exchange of the Company’s $650.0 million ($482.5 million outstanding at June 30, 2011) exchangeable senior notes was not included in the computation of diluted earnings per share because the effects would be anti-dilutive.
ERP Operating Limited Partnership
     The following tables set forth the computation of net income per Unit — basic and net income per Unit — diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2011	2010	2011	2010
Numerator for net income per Unit — basic and diluted (1):
Income (loss) from continuing operations	$16,495	$(29,153)	$21,195	$(9,945)
Net (income) loss attributable to Noncontrolling Interests — Partially Owned Properties	(31)	435	(71)	185
Allocation to Preference Units	(6,933)	(7,238)	(3,467)	(3,618)

Income (loss) from continuing operations available to Units	9,531	(35,956)	17,657	(13,378)
Discontinued operations, net	698,324	97,098	560,558	20,034

Numerator for net income per Unit — basic and diluted (1)	$707,855	$61,142	$578,215	$6,656

Denominator for net income per Unit — basic and diluted (1):
Denominator for net income per Unit — basic	307,106	295,177	307,954	295,898
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	4,274		4,245

Denominator for net income per Unit — diluted (1)	311,380	295,177	312,199	295,898

Net income per Unit — basic	$2.30	$0.21	$1.88	$0.02

Net income per Unit — diluted	$2.27	$0.21	$1.85	$0.02

Net income per Unit — basic:
Income (loss) from continuing operations available to Units	$0.031	$(0.121)	$0.057	$(0.045)
Discontinued operations, net	2.271	0.328	1.818	0.067

Net income per Unit — basic	$2.302	$0.207	$1.875	$0.022

Net income per Unit — diluted (1):
Income (loss) from continuing operations available to Units	$0.031	$(0.121)	$0.057	$(0.045)
Discontinued operations, net	2.242	0.328	1.795	0.067

Net income per Unit — diluted	$2.273	$0.207	$1.852	$0.022

(1)	Potential Units issuable from the assumed exercise/vesting of the Company’s long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per Unit calculation as the Operating Partnership had a loss from continuing operations for the six months and quarter ended June 30, 2010.
Convertible preference interests/units that could be converted into 0 and 397,306 weighted average Common Shares (which would be contributed to the Operating Partnership in exchange for OP Units) for the six months ended June 30, 2011 and 2010, respectively, and 0 and 397,004 weighted average Common Shares (which would be contributed to the Operating Partnership in exchange for OP Units) for the quarters ended June 30, 2011 and 2010, respectively, were outstanding but were not included in the computation of diluted earnings per Unit because the effects would be anti-dilutive. In addition, the effect of the Common Shares/OP Units that could ultimately be issued upon the conversion/exchange of the Company’s $650.0 million ($482.5 million outstanding at June 30, 2011) exchangeable senior notes was not included in the computation of diluted earnings per Unit because the effects would be anti-dilutive.
13.	Discontinued Operations
     The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of and all properties held for sale, if any.
     The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during the six months and quarters ended June 30, 2011 and 2010 (amounts in thousands).

	Six Months Ended June 30,		Quarter Ended June 30,
	2011	2010	2011	2010
REVENUES
Rental income	$70,787	$126,365	$24,065	$64,577

Total revenues	70,787	126,365	24,065	64,577

EXPENSES (1)
Property and maintenance	40,690	51,349	17,950	26,071
Real estate taxes and insurance	3,859	10,149	989	4,943
Depreciation	9,749	24,712	2,480	12,245
General and administrative	47	19	36	14

Total expenses	54,345	86,229	21,455	43,273

Discontinued operating income	16,442	40,136	2,610	21,304

Interest and other income	97	632	92	626
Interest (2):
Expense incurred, net	204	(3,650)	(77)	(2,097)
Amortization of deferred financing costs	(594)	(221)	(530)	(19)
Income and other tax (expense) benefit	(61)	(52)	(19)	3

Discontinued operations	16,088	36,845	2,076	19,817
Net gain on sales of discontinued operations	682,236	60,253	558,482	217

Discontinued operations, net	$698,324	$97,098	$560,558	$20,034

(1)	Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Company’s period of ownership.

(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.
     For the properties sold during the six months ended June 30, 2011, the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2010 were $488.9 million and $41.4 million, respectively.
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
     The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at June 30, 2011. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.
     The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.
     The Company has established a reserve and recorded a corresponding reduction to its net gain on sales of discontinued operations related to potential liabilities associated with its condominium conversion activities. The reserve covers potential product liability related to each conversion. The Company periodically assesses the adequacy of the reserve and makes adjustments as necessary. During the six months ended June 30, 2011, the Company recorded additional reserves of approximately $0.1 million, paid approximately $0.6 million in settlements and legal fees and released approximately $0.3 million of remaining reserves for settled claims. As a result, the Company had total reserves of approximately $2.5 million at June 30, 2011. While no assurances can be given, the Company does not believe that the ultimate resolution of these potential liabilities, if adversely determined, would have a material adverse effect on the Company.
     As of June 30, 2011, the Company has four consolidated projects totaling 747 apartment units in various stages of development with commitments to fund of approximately $133.5 million and estimated completion dates ranging through September 30, 2013, as well as other completed development projects that are in various stages of lease up or are stabilized. The projects under development are being developed solely by the Company, while the completed development projects were either developed solely by the Company or co-developed with various third party development partners. The development venture agreements with partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The partner is most often the “general” or “managing” partner of the development venture. The typical buy-sell arrangements contain appraisal rights and provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interest in the project at fair market value upon the expiration of a negotiated time period (typically two to five years after substantial completion of the project).
     As of June 30, 2011, the Company has one unconsolidated project totaling 501 apartment units under development with commitments to fund of approximately $2.4 million and an estimated completion date in the second quarter of 2013. The Company is the managing member of the joint venture, is responsible for constructing the project and has given certain construction cost overrun guarantees. The buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interest or sell its interest at any time following the occurrence of certain pre-defined events (including at stabilization) described in the development venture agreement.
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
     The Company’s fee and asset management, development (including its partially owned properties) and condominium conversion activities are immaterial and do not individually meet the threshold requirements of a reportable segment and as such, have been aggregated in the “Other” segment in the tables presented below.
     All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the six months and quarters ended June 30, 2011 and 2010, respectively.
     The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations). The Company believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Company’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the six months and quarters ended June 30, 2011 and 2010, respectively, as well as total assets at June 30, 2011 (amounts in thousands):

	Six Months Ended June 30, 2011
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$290,625	$169,611	$185,295	$213,357	$—	$858,888
Non-same store/other (2) (3)	64,704	18,504	8,058	17,247	6,695	115,208

Total rental income	355,329	188,115	193,353	230,604	6,695	974,096

Operating expenses:
Same store (1)	107,507	60,614	74,328	72,723	—	315,172
Non-same store/other (2) (3)	26,068	7,294	3,241	7,176	5,947	49,726

Total operating expenses	133,575	67,908	77,569	79,899	5,947	364,898

NOI:
Same store (1)	183,118	108,997	110,967	140,634	—	543,716
Non-same store/other (2) (3)	38,636	11,210	4,817	10,071	748	65,482

Total NOI	$221,754	$120,207	$115,784	$150,705	$748	$609,198

Total assets	$6,216,580	$2,664,432	$2,575,526	$3,229,298	$1,712,286	$16,398,122

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2010, less properties subsequently sold, which represented 104,163 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2010, plus any properties in lease-up and not stabilized as of January 1, 2010.

(3)	Other includes development, condominium conversion overhead of $0.2 million and other corporate operations.

	Six Months Ended June 30, 2010
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$275,609	$160,758	$178,368	$207,541	$—	$822,276
Non-same store/other (2) (3)	36,915	5,008	4,273	3,313	(694)	48,815

Total rental income	312,524	165,766	182,641	210,854	(694)	871,091

Operating expenses:
Same store (1)	106,286	60,215	74,069	75,470	—	316,040
Non-same store/other (2) (3)	16,326	2,261	2,102	1,675	10,649	33,013

Total operating expenses	122,612	62,476	76,171	77,145	10,649	349,053

NOI:
Same store (1)	169,323	100,543	104,299	132,071	—	506,236
Non-same store/other (2) (3)	20,589	2,747	2,171	1,638	(11,343)	15,802

Total NOI	$189,912	$103,290	$106,470	$133,709	$(11,343)	$522,038

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2010, less properties subsequently sold, which represented 104,163 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2010, plus any properties in lease-up and not stabilized as of January 1, 2010.

(3)	Other includes development, condominium conversion overhead of $0.3 million and other corporate operations.

	Quarter Ended June 30, 2011
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$161,318	$87,338	$93,372	$108,394	$—	$450,422
Non-same store/other (2) (3)	20,581	8,323	4,099	8,909	3,777	45,689

Total rental income	181,899	95,661	97,471	117,303	3,777	496,111

Operating expenses:
Same store (1)	58,024	30,819	37,198	36,989	—	163,030
Non-same store/other (2) (3)	7,536	3,061	1,660	3,619	1,654	17,530

Total operating expenses	65,560	33,880	38,858	40,608	1,654	180,560

NOI:
Same store (1)	103,294	56,519	56,174	71,405	—	287,392
Non-same store/other (2) (3)	13,045	5,262	2,439	5,290	2,123	28,159

Total NOI	$116,339	$61,781	$58,613	$76,695	$2,123	$315,551

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to April 1, 2010, less properties subsequently sold, which represented 105,730 apartment units.

(2)	Non-same store primarily includes properties acquired after April 1, 2010, plus any properties in lease-up and not stabilized as of April 1, 2010.

(3)	Other includes development, condominium conversion overhead of $0.1 million and other corporate operations.

	Quarter Ended June 30, 2010
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$152,989	$82,166	$89,389	$104,968	$—	$429,512
Non-same store/other (2) (3)	8,832	2,309	2,573	1,378	(271)	14,821

Total rental income	161,821	84,475	91,962	106,346	(271)	444,333

Operating expenses:
Same store (1)	57,136	30,498	36,054	38,143	—	161,831
Non-same store/other (2) (3)	4,407	1,198	1,276	423	3,524	10,828

Total operating expenses	61,543	31,696	37,330	38,566	3,524	172,659

NOI:
Same store (1)	95,853	51,668	53,335	66,825	—	267,681
Non-same store/other (2) (3)	4,425	1,111	1,297	955	(3,795)	3,993

Total NOI	$100,278	$52,779	$54,632	$67,780	$(3,795)	$271,674

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to April 1, 2010, less properties subsequently sold, which represented 105,730 apartment units.

(2)	Non-same store primarily includes properties acquired after April 1, 2010, plus any properties in lease-up and not stabilized as of April 1, 2010.

(3)	Other includes development, condominium conversion overhead of $0.1 million and other corporate operations.
Note: Markets included in the above geographic segments are as follows:
(a) Northeast – New England (excluding Boston), Boston, New York Metro, DC Northern Virginia and Suburban Maryland.
(b) Northwest – Denver, Portland, San Francisco Bay Area and Seattle/Tacoma.
(c) Southeast – Atlanta, Jacksonville, Orlando, South Florida and Tampa.
(d) Southwest – Albuquerque, Inland Empire, Los Angeles, Orange County, Phoenix and San Diego.
     The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the six months and quarters ended June 30, 2011 and 2010, respectively (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
	2011	2010	2011	2010
Rental income	$974,096	$871,091	$496,111	$444,333
Property and maintenance expense	(211,418)	(202,801)	(103,092)	(100,045)
Real estate taxes and insurance expense	(110,332)	(105,496)	(56,701)	(52,350)
Property management expense	(43,148)	(40,756)	(20,767)	(20,264)

Total operating expenses	(364,898)	(349,053)	(180,560)	(172,659)

Net operating income	$609,198	$522,038	$315,551	$271,674

16. Subsequent Events/Other
     Subsequent Events
          Subsequent to June 30, 2011, the Company:
•	Repaid $176.3 million in mortgage loans;

•	Called for redemption its 3.85% convertible unsecured debt with a final maturity of 2026;

•	Sold two properties containing 685 apartment units for $66.5 million; and

•	Replaced its then existing unsecured revolving credit facility with a new $1.25 billion unsecured revolving credit facility maturing on July 13, 2014, subject to a one-year extension option exercisable by the Company. The interest rate on advances under the new credit facility will generally be LIBOR plus a spread (currently 1.15%) and the Company pays an annual facility fee of 0.2%. Both the spread and the facility fee are dependent on the credit rating of the Company’s long-term debt. ERPOP entered into the new revolving credit facility and EQR has guaranteed the revolving credit facility up to the maximum amount and for the full term of the facility. There is approximately $1.17 billion available on the new unsecured revolving credit facility as of July 28, 2011.
     Other
          During the six months ended June 30, 2011 and 2010, the Company incurred charges of $3.8 million and $4.0 million, respectively, related to property acquisition costs, such as survey, title and legal fees, on the acquisition of operating properties and $3.0 million and $2.0 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions. These costs, totaling $6.8 million and $6.0 million, respectively, are included in other expenses in the accompanying consolidated statements of operations.
          During the six months ended June 30, 2010, the Company received $5.2 million for the settlement of insurance/litigation claims, which are included in interest and other income in the accompanying consolidated statements of operations.
          During the six months ended June 30, 2011, the Company disposed of its corporate housing business for a sales price of approximately $4.0 million, of which the Company provided $2.0 million of seller financing to the buyer. The Company recognized a net gain on the sale of approximately $1.0 million.
          In 2010, a portion of the parking garage collapsed at one of the Company’s rental properties (Prospect Towers in Hackensack, New Jersey). The Company estimates that the costs related to such collapse (both expensed and capitalized), including providing for residents’ interim needs, lost revenue and garage reconstruction, will be approximately $14.0 million, after insurance reimbursements of $8.0 million. Costs to rebuild the garage are capitalized as incurred. Other costs, like those to accommodate displaced residents, lost revenue due to a portion of the project being temporarily unavailable for occupancy and legal costs, reduce earnings as they are incurred. Generally, insurance proceeds are recorded as increases to earnings as they are received. During the six months ended June 30, 2011, the Company received approximately $1.6 million in insurance proceeds which offset expenses of $1.3 million that were recorded relating to this loss and are included in real estate taxes and insurance on the consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          For further information including definitions for capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in each of the Company’s and the Operating Partnership’s Annual Reports on Form 10-K for the year ended December 31, 2010.
Forward-Looking Statements
          Forward-looking statements in this report are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, projections and assumptions made by management. While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Many of these uncertainties and risks are difficult to predict and beyond management’s control. Forward-looking statements are not guarantees of future performance, results or events. The forward-looking statements contained herein are made as of the date hereof and the Company undertakes no obligation to update or supplement these forward-looking statements. Factors that might cause such differences include, but are not limited to the following:
•	We intend to actively acquire and/or develop multifamily properties for rental operations as market conditions dictate. We may also acquire multifamily properties that are unoccupied or in the early stages of lease up. We may be unable to lease apartment properties on schedule, resulting in decreases in expected rental revenues and/or lower yields due to lower occupancy and rates as well as higher than expected concessions. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or to complete a development property. Additionally, we expect that other real estate investors with capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development and acquisition efforts. This competition (or lack thereof) may increase (or depress) prices for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. The total number of apartment units under development, costs of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation;

•	Debt financing and other capital required by the Company may not be available or may only be available on adverse terms;

•	Labor and materials required for maintenance, repair, capital expenditure or development may be more expensive than anticipated;

•	Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including slow or negative employment growth and household formation as well as the potential for geopolitical instability, all of which are beyond the Company’s control;

•	Our residents may choose to leave our properties or not rent at all because owned housing has become a more attractive option for them due to, among other things, the availability of low interest mortgages, government programs and changes in social preferences; and

•	Additional factors as discussed in Part I of both the Company’s and the Operating Partnership’s Annual Reports on Form 10-K, particularly those under “Item 1A. Risk Factors”.
          Forward-looking statements and related uncertainties are also included in the Notes to Consolidated Financial Statements in this report.
Overview
          Equity Residential (“EQR”), a Maryland real estate investment trust (“REIT”) formed in March 1993, is an S&P 500 company focused on the acquisition, development and management of high quality apartment properties in top United States growth markets. ERP Operating Limited Partnership (“ERPOP”), an Illinois limited partnership, was formed in May 1993 to conduct the multifamily residential property business of Equity Residential. EQR has elected to be taxed as a REIT. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.
          EQR is the general partner of, and as of June 30, 2011 owned an approximate 95.6% ownership interest in ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating

Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
          The Company’s corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices in each of its markets. As of June 30, 2011, the Company had approximately 3,800 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.
          Business Objectives and Operating Strategies
          The Company invests in apartment communities located in strategically targeted markets with the goal of maximizing our risk adjusted total return (operating income plus capital appreciation) on invested capital.
          Our operating focus is on balancing occupancy and rental rates to maximize our revenue while exercising tight cost control to generate the highest possible return to our shareholders. Revenue is maximized by attracting qualified prospects to our properties, cost-effectively converting these prospects into new residents at the highest rent possible, keeping our residents satisfied and renewing their leases at yet higher rents. While we believe that it is our high-quality, well-located assets that bring our customers to us, it is the customer service provided by our on-site personnel that keeps them renting with us and recommending us to their friends.
          We use technology to engage our customers in the way that they want to be engaged. Many of our residents utilize our web-based resident portal which allows them to sign their lease, review their account and make payments, provide feedback and make service requests on-line.
          We seek to maximize capital appreciation of our properties by investing in markets that are characterized by conditions favorable to multifamily property appreciation. These markets generally feature one or more of the following:
•	High barriers to entry where, because of land scarcity or government regulation, it is difficult or costly to build new apartment properties, creating limits on new supply;

•	High single family home prices making our apartments a more economical housing choice;

•	Strong economic growth leading to household formation and job growth, which in turn leads to high demand for our apartments; and

•	An attractive quality of life leading to high demand and retention that allows us to more aggressively increase rents.
          Acquisitions and developments may be financed from various sources of capital, which may include retained cash flow, issuance of additional equity and debt, sales of properties and joint venture agreements. In addition, the Company may acquire properties in transactions that include the issuance of limited partnership interests in the Operating Partnership (“OP Units”) as consideration for the acquired properties. Such transactions may, in certain circumstances, enable the sellers to defer, in whole or in part, the recognition of taxable income or gain that might otherwise result from the sales. The Company may acquire land parcels to hold and/or sell based on market opportunities. The Company may also seek to acquire properties by purchasing defaulted or distressed debt that encumbers desirable properties in the hope of obtaining title to property through foreclosure or deed-in-lieu of foreclosure proceedings. The Company has also, in the past, converted some of its properties and sold them as condominiums but is not currently active in this line of business.
          The Company primarily sources the funds for new property acquisitions in its core markets with the proceeds from selling assets that are older or located in non-core markets. Since 2005, the Company has sold over 121,000 apartment units for an aggregate sales price of approximately $9.7 billion, acquired over 38,000 apartment units in its core markets for approximately $8.5 billion and began approximately $2.2 billion of development projects. We are currently seeking to acquire and develop assets primarily in the following targeted metropolitan areas: Boston, New York, Washington DC, South Florida, Southern California, San Francisco and Seattle. We also have investments (in the aggregate about 20.6% of our NOI at June 30, 2011) in other markets including Denver, Atlanta, Phoenix, New England (excluding Boston), Tampa, Orlando and Jacksonville but do not currently intend to acquire or develop new assets in these markets.
          As part of its strategy, the Company purchases completed and fully occupied apartment properties, partially completed or partially occupied properties or land on which apartment properties can be constructed. We intend to hold a diversified portfolio of assets across our target markets. As of June 30, 2011, no single metropolitan area accounted for more than 16.1% of our NOI, though no guarantee can be made that NOI concentration may not increase in the future.
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
          We have a commitment to sustainability and consider the environmental impacts of our business activities. We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including transactions, property operations and property management activities. With its high density, multifamily housing is, by its nature, an environmentally friendly property type. Our recent acquisition and development activities have been primarily concentrated in pedestrian-friendly urban locations near public transportation. When developing and renovating our properties, we strive to reduce energy and water usage by investing in energy saving technology while positively impacting the experience of our residents and the value of our assets. We continue to implement a combination of irrigation, lighting and HVAC improvements at our properties that will reduce energy and water consumption.
          Current Environment
          We expect strong growth in full year same store revenue (anticipated increases ranging from 4.8% to 5.1%) and full year NOI (anticipated increases ranging from 7.0% to 8.0%) and are optimistic that the strength in fundamentals realized in 2010 and to date in 2011 will be sustained for the foreseeable future. Our strong operating results in the first half of 2011, with same store revenues up 4.5% and same store NOI up 7.4% over the same period in 2010, have led us to increase both of these same store ranges for the year (from anticipated increases of 4.0% to 5.0% and 5.0% to 7.5%, respectively). Despite the anticipated improvement in operations, we expect our full year Normalized Funds From Operations to fall toward the lower end of our guidance ranges due to increased dilution from the combination of a greater than anticipated volume of dispositions and their accelerated timing in the year (see further discussion below) as well as an increasing cap rate spread due to us reinvesting disposition proceeds in assets with lower initial yields.
          The Company continues to sell non-core assets and reduce its exposure to non-core markets as we believe these assets do not fit into our long term plans and we can sell them for prices that we believe are favorable. Through July 28, 2011, we have sold 40 consolidated properties consisting of 11,952 apartment units for $1.24 billion. Based on the activity to date, the majority of our anticipated $1.5 billion in 2011 dispositions occurred in the first half of the year. The Company’s decision to accelerate the timing and increase the volume of dispositions combined with limited opportunities to reinvest the cash proceeds and/or reinvestment of the cash proceeds in assets with lower cap rates (see definition below) is dilutive to our per share results despite our strong operating performance. The Company defines dilution from transactions as the lost NOI from sales proceeds that were not reinvested in other apartment properties or were reinvested in properties with a lower cap rate. The dispositions have created a significant cash balance, which combined with the Company’s new unsecured revolving credit facility, allowed us to defer the unsecured debt offering that was previously targeted for the third quarter of 2011. The deferral of the target date for the forward starting swaps that hedge the debt offering resulted in an ineffectiveness charge of $2.6 million due to the forecasted transaction not occurring on its original target date.
          Competition for the properties we are interested in acquiring is significant due to the overall improvement in market fundamentals. Based on the activity to date, we expect a slightly greater share of our $1.15 billion in anticipated 2011 acquisitions to occur in the latter half of the year. We believe our access to capital, our ability to execute large, complex transactions and our ability to efficiently stabilize large scale lease up properties provide us with a competitive advantage. The Company acquired seven consolidated properties consisting of 2,069 apartment units for $549.3 million, one commercial building for potential redevelopment for $11.8 million and one land parcel for $12.9 million during the six months ended June 30, 2011.

          We currently have access to multiple sources of capital including the equity markets as well as both the secured and unsecured debt markets. In July 2010, the Company completed a $600.0 million unsecured ten year note offering with a coupon of 4.75% and an all-in effective interest rate of 5.09%. EQR also raised $291.9 million in equity under its ATM Common Share offering program in 2010 and has raised an additional $154.5 million under this program thus far in 2011. In July 2011, the Company replaced its then existing unsecured revolving credit facility which was due to mature in February 2012 with a new $1.25 billion unsecured revolving credit facility maturing on July 13, 2014, subject to a one-year extension option exercisable by the Company. The Company believes that the new facility contains a diversified and strong bank group which increases its balance sheet flexibility going forward.
          We believe that cash and cash equivalents, securities readily convertible to cash, current availability on our revolving credit facility and disposition proceeds for 2011 will provide sufficient liquidity to meet our funding obligations relating to asset acquisitions, debt maturities and existing development projects through 2011. We expect that our remaining longer-term funding requirements will be met through some combination of new borrowings, equity issuances (including EQR’s ATM share offering program), property dispositions, joint ventures and cash generated from operations. There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac (the “Government Sponsored Enterprises” or “GSEs”). Through their lender originator networks, Fannie Mae and Freddie Mac are significant lenders both to the Company and to buyers of the Company’s properties. The two GSEs have a mandate to support affordable multifamily housing through their financing activities. Any changes to their mandates could have a significant impact on the Company and may, among other things, lead to lower values for our disposition assets and higher interest rates on our borrowings. Such changes may also provide an advantage to us by making the cost of financing single family home ownership more expensive and provide us a competitive advantage given the size of our balance sheet and the multiple sources of capital to which we have access.
          We believe that the Company is well-positioned as of June 30, 2011 because our properties are geographically diverse and were approximately 95.1% occupied (95.6% on a same store basis), little new multifamily rental supply will be added to most of our markets over the next several years and the long-term demographic picture is positive. We believe our strong balance sheet and ample liquidity will allow us to fund our debt maturities and development costs in the near term, and should also allow us to take advantage of investment opportunities in the future. As economic conditions continue to improve, the short-term nature of our leases and the limited supply of new rental housing being constructed should allow us to realize revenue growth and improvement in our operating results.
          The Company anticipates that growth in same store expenses comparing 2011 to 2010 will range from no change to an increase of 1.0% primarily due to modest increases in payroll expenses, real estate tax rates and utility cost growth (same store expenses increased 0.9% for 2010 when compared with the same period in the prior year). This follows three consecutive years of excellent expense control (same store expenses declined 0.1% between 2009 and 2008 and grew 2.2% between 2008 and 2007 and 2.1% between 2007 and 2006). Effective expense controls continued in the first half of 2011 as same store expenses declined 0.3% as compared to the same period in 2010.
          The current environment information presented above is based on current expectations and is forward-looking.
Results of Operations
          In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in strategically targeted markets during the six months ended June 30, 2011 as follows:
•	Acquired $549.3 million of apartment properties consisting of seven consolidated properties and 2,069 apartment units at a weighted average cap rate (see definition below) of 5.2% and one land parcel for $12.9 million, all of which we deem to be in our strategic targeted markets;

•	Acquired a 97,000 square foot commercial building adjacent to our Harbor Steps apartment property in downtown Seattle for $11.8 million for potential redevelopment; and

•	Sold $1.2 billion of consolidated apartment properties consisting of 38 properties and 11,267 apartment units at a weighted average cap rate of 6.4% and one land parcel for $22.8 million, the majority of which was in exit or less desirable markets.
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
          Properties that the Company owned for all of both of the six months ended June 30, 2011 and 2010 (the “Six-Month 2011 Same Store Properties”), which represented 104,163 apartment units, and properties that the Company owned for all of both of the quarters ended June 30, 2011 and 2010 (the “Second Quarter 2011 Same Store Properties”), which represented 105,730 apartment units, impacted the Company’s results of operations. Both the Six-Month 2011 Same Store Properties and the Second Quarter 2011 Same Store Properties are discussed in the following paragraphs.
          The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the six months and quarters ended June 30, 2011 and 2010. The impacts of these activities are discussed in greater detail in the following paragraphs.
          Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010
          For the six months ended June 30, 2011, the Company reported diluted earnings per share/Unit of $2.27 compared to $0.21 per share/Unit in the same period of 2010. The difference is primarily due to higher gains from property sales in 2011 vs. 2010 and higher total property net operating income driven by the positive impact of the Company’s same store and lease-up activity, partially offset by dilution from the Company’s 2010 and 2011 transaction activity.
          For the six months ended June 30, 2011, income from continuing operations increased approximately $45.6 million when compared to the six months ended June 30, 2010. The increase in continuing operations is discussed below.
          Revenues from the Six-Month 2011 Same Store Properties increased $36.6 million primarily as a result of an increase in average rental rates charged to residents and an increase in occupancy. Expenses from the Six-Month 2011 Same Store Properties decreased $0.9 million primarily due to decreases in on-site payroll costs and leasing and advertising costs, partially offset by increases in property management costs. The following tables provide comparative same store results and statistics for the Six-Month 2011 Same Store Properties:
June YTD 2011 vs. June YTD 2010
Same Store Results/Statistics
$ in thousands (except for Average Rental Rate) – 104,163 Same Store Apartment Units

	Results			Statistics
				Average
				Rental
Description	Revenues	Expenses	NOI	Rate (1)	Occupancy	Turnover
YTD 2011	$858,888	$315,172	$543,716	$1,445	95.2%	26.7%
YTD 2010	$822,276	$316,040	$506,236	$1,389	94.8%	26.2%

Change	$36,612	$(868)	$37,480	$56	0.4%	0.5%

Change	4.5%	(0.3%)	7.4%	4.0%

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.
     The following table provides comparative same store operating expenses for the Six-Month 2011 Same Store Properties:

June YTD 2011 vs. June YTD 2010
Same Store Operating Expenses
$ in thousands – 104,163 Same Store Apartment Units

					% of Actual
					YTD 2011
	Actual	Actual	$	%	Operating
	YTD 2011	YTD 2010	Change	Change	Expenses
Real estate taxes	$85,461	$84,735	$726	0.9%	27.1%
On-site payroll (1)	73,921	76,078	(2,157)	(2.8%)	23.5%
Utilities (2)	50,214	49,004	1,210	2.5%	15.9%
Repairs and maintenance (3)	45,406	45,700	(294)	(0.6%)	14.4%
Property management costs (4)	34,699	32,891	1,808	5.5%	11.0%
Insurance	9,944	10,556	(612)	(5.8%)	3.2%
Leasing and advertising	5,877	7,050	(1,173)	(16.6%)	1.9%
Other on-site operating expenses (5)	9,650	10,026	(376)	(3.8%)	3.0%

Same store operating expenses	$315,172	$316,040	$(868)	(0.3%)	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

(3)	Repairs and maintenance – Includes general maintenance costs, apartment unit turnover costs including interior painting, routine landscaping, security, exterminating, fire protection, snow removal, elevator, roof and parking lot repairs and other miscellaneous building repair costs.

(4)	Property management costs – Includes payroll and related expenses for departments, or portions of departments, that directly support on-site management. These include such departments as regional and corporate property management, property accounting, human resources, training, marketing and revenue management, procurement, real estate tax, property legal services and information technology.

(5)	Other on-site operating expenses – Includes administrative costs such as office supplies, telephone and data charges and association and business licensing fees.
     The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Six-Month 2011 Same Store Properties:

	Six Months Ended June 30,
	2011	2010
	(Amounts in thousands)
Operating income	$267,473	$200,171
Adjustments:
Non-same store operating results	(65,482)	(15,802)
Fee and asset management revenue	(3,754)	(5,468)
Fee and asset management expense	1,957	3,563
Depreciation	321,181	302,964
General and administrative	22,341	20,808

Same store NOI	$543,716	$506,236

     For properties that the Company acquired prior to January 1, 2010 and expects to continue to own through December 31, 2011, the Company anticipates the following same store results for the full year ending December 31, 2011:

2011 Same Store Assumptions
Physical occupancy	95.2%
Revenue change	4.8% to 5.1%
Expense change	0.0% to 1.0%
NOI change	7.0% to 8.0%
     The Company anticipates consolidated rental acquisitions of $1.15 billion and consolidated rental dispositions of

$1.5 billion and expects that acquisitions will have a 1.50% lower cap rate than dispositions for the full year ending December 31, 2011.
          These 2011 assumptions are based on current expectations and are forward-looking.
          Non-same store operating results increased approximately $49.7 million and consist primarily of properties acquired in calendar years 2010 and 2011, as well as operations from the Company’s completed development properties. Although the operations of both the non-same store assets and the same store assets have been positively impacted during the six months ended June 30, 2011, the non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to 2010 acquisitions, increasing occupancy for properties in lease-up and a longer ownership period in 2011 than 2010. This increase primarily resulted from:
•	Development and other miscellaneous properties in lease-up of $20.2 million;
•	Properties acquired in 2010 and 2011 of $24.8 million;
•	Newly stabilized development properties of $2.0 million; and
•	Partially offset by other miscellaneous properties of $2.3 million.
          See also Note 15 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.
          Fee and asset management revenues, net of fee and asset management expenses, decreased approximately $0.1 million or 5.7% primarily due to the unwinding of four institutional joint ventures during 2010.
          Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses increased approximately $2.4 million or 5.9%. This increase is primarily attributable to an increase in payroll-related costs, which is largely a result of the creation of the Company’s central business group, which moved certain administrative functions off-site, and increases in education/conference costs and legal and professional fees.
          Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $18.2 million or 6.0% primarily as a result of additional depreciation expense on properties acquired in 2010 and 2011, development properties placed in service and capital expenditures for all properties owned.
          General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $1.5 million or 7.4% primarily due to an increase in payroll-related costs, which is largely a result of the acceleration of long-term compensation expense for retirement eligible employees, and increases in office rent. The Company anticipates that general and administrative expenses will approximate $42.0 million to $43.0 million for the year ending December 31, 2011. The above assumption is based on current expectations and is forward-looking.
          Interest and other income from continuing operations decreased approximately $3.6 million or 73.3% primarily as a result of insurance/litigation settlement proceeds that occurred during the six months ended June 30, 2010 and did not reoccur during the six months ended June 30, 2011, partially offset by interest earned on cash and cash equivalents and investment securities due to larger overall cash balances during the six months ended June 30, 2011 as compared to the same period in 2010 and forfeited deposits for terminated disposition transactions. The Company anticipates that interest and other income will approximate $1.5 million to $2.0 million for the year ending December 31, 2011. The above assumption is based on current expectations and is forward-looking.
          Other expenses from continuing operations increased approximately $0.8 million or 12.7% primarily due to an increase in the expensing of overhead (pursuit cost write-offs) as a result of a more active focus on sourcing new development opportunities, partially offset by a decrease in property acquisition costs incurred in conjunction with the Company’s lower acquisition volume in 2011.
          Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $16.5 million or 7.1% as a result of interest expense on the $600.0 million of unsecured notes that closed in July 2010, lower capitalized interest and higher effective interest rates. During the six months ended June 30, 2011, the Company capitalized interest costs of approximately $3.7 million as compared to $7.9 million for the six months ended June 30, 2010. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the six months ended June 30, 2011 was 5.26% as compared to 5.14% for the six months ended June 30, 2010.

          Income and other tax expense from continuing operations increased $0.4 million as a result of Tennessee franchise tax refunds received during the six months ended June 30, 2010 that did not reoccur during the six months ended June 30, 2011. The Company anticipates that income and other tax expense will approximate $0.5 million to $1.5 million for the year ending December 31, 2011. The above assumption is based on current expectations and is forward-looking.
          Loss from investments in unconsolidated entities decreased approximately $0.9 million as compared to the six months ended June 30, 2010 primarily due to the unwinding of four institutional joint ventures during 2010.
          Net gain on sales of unconsolidated entities decreased approximately $5.6 million primarily due to both the gain on sale and revaluation of seven previously unconsolidated properties that were acquired from the Company’s joint venture partner and the gain on sale for two unconsolidated properties that occurred during the six months ended June 30, 2010 and did not reoccur during the six months ended June 30, 2011.
          Net gain on sales of land parcels increased approximately $4.2 million due to the sale of a land parcel located in suburban Washington D.C. during the six months ended June 30, 2011 as compared to no land sales during the six months ended June 30, 2010.
          Discontinued operations, net increased approximately $601.2 million between the periods under comparison. This increase is primarily due to higher gains from property sales during the six months ended June 30, 2011 compared to the same period in 2010, partially offset by properties sold in 2011 which reflect operations for none of or a partial period in 2011 in contrast to a full or partial period in 2010. See Note 13 in the Notes to Consolidated Financial Statements for further discussion.
          Comparison of the quarter ended June 30, 2011 to the quarter ended June 30, 2010
          For the quarter ended June 30, 2011, the Company reported diluted earnings per share/Unit of $1.85 compared to $0.02 per share/Unit in the same period of 2010. The difference is primarily due to higher gains from property sales in 2011 vs. 2010 and higher total property net operating income driven by the positive impact of the Company’s same store and lease-up activity, partially offset by dilution from the Company’s 2010 and 2011 transaction activity.
          For the quarter ended June 30, 2011, income from continuing operations increased approximately $31.1 million when compared to the quarter ended June 30, 2010. The increase in continuing operations is discussed below.
          Revenues from the Second Quarter 2011 Same Store Properties increased $20.9 million primarily as a result of an increase in average rental rates charged to residents and an increase in occupancy. Expenses from the Second Quarter 2011 Same Store Properties increased $1.2 million primarily due to increases in repairs and maintenance expenses and property management costs, partially offset by decreases in on-site payroll costs. The following tables provide comparative same store results and statistics for the Second Quarter 2011 Same Store Properties:
Second Quarter 2011 vs. Second Quarter 2010
Same Store Results/Statistics
$ in thousands (except for Average Rental Rate) — 105,730 Same Store Apartment Units

	Results			Statistics
				Average
				Rental
Description	Revenues	Expenses	NOI	Rate (1)	Occupancy	Turnover
Q2 2011	$450,422	$163,030	$287,392	$1,490	95.5%	15.0%
Q2 2010	$429,512	$161,831	$267,681	$1,426	95.1%	14.3%

Change	$20,910	$1,199	$19,711	$64	0.4%	0.7%

Change	4.9%	0.7%	7.4%	4.5%

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.
          The following table provides comparative same store operating expenses for the Second Quarter 2011 Same Store Properties:

Second Quarter 2011 vs. Second Quarter 2010
Same Store Operating Expenses
$ in thousands — 105,730 Same Store Apartment Units

					% of Actual
					Q2 2011
	Actual	Actual	$	%	Operating
	Q2 2011	Q2 2010	Change	Change	Expenses
Real estate taxes	$46,715	$45,889	$826	1.8%	28.6%
On-site payroll (1)	37,883	39,232	(1,349)	(3.4%)	23.2%
Utilities (2)	24,070	23,325	745	3.2%	14.8%
Repairs and maintenance (3)	23,811	22,589	1,222	5.4%	14.6%
Property management costs (4)	18,197	17,180	1,017	5.9%	11.2%
Insurance	5,049	5,365	(316)	(5.9%)	3.1%
Leasing and advertising	2,894	3,564	(670)	(18.8%)	1.8%
Other on-site operating expenses (5)	4,411	4,687	(276)	(5.9%)	2.7%

Same store operating expenses	$163,030	$161,831	$1,199	0.7%	100.0%

(1)	On-site payroll — Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities — Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

(3)	Repairs and maintenance — Includes general maintenance costs, apartment unit turnover costs including interior painting, routine landscaping, security, exterminating, fire protection, snow removal, elevator, roof and parking lot repairs and other miscellaneous building repair costs.

(4)	Property management costs — Includes payroll and related expenses for departments, or portions of departments, that directly support on-site management. These include such departments as regional and corporate property management, property accounting, human resources, training, marketing and revenue management, procurement, real estate tax, property legal services and information technology.

(5)	Other on-site operating expenses — Includes administrative costs such as office supplies, telephone and data charges and association and business licensing fees.
          The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Second Quarter 2011 Same Store Properties:

	Quarter Ended June 30,
	2011	2010
	(Amounts in thousands)
Operating income	$146,495	$100,329
Adjustments:
Non-same store operating results	(28,159)	(3,993)
Fee and asset management revenue	(1,948)	(3,046)
Fee and asset management expense	1,009	1,605
Depreciation	159,087	162,697
General and administrative	10,908	10,089

Same store NOI	$287,392	$267,681

          Non-same store operating results increased approximately $24.2 million and consist primarily of properties acquired in calendar years 2010 and 2011, as well as operations from the Company’s completed development properties. Although the operations of both the non-same store assets and the same store assets have been positively impacted during the quarter ended June 30, 2011, the non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to 2010 acquisitions, increasing occupancy for properties in lease-up and a longer ownership period in 2011 than 2010. This increase primarily resulted from:
•	Development and other miscellaneous properties in lease-up of $10.9 million;
•	Properties acquired in 2010 and 2011 of $11.8 million;
•	Newly stabilized development properties of $1.0 million; and
•	Partially offset by other miscellaneous properties of $1.2 million.

          See also Note 15 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.
          Fee and asset management revenues, net of fee and asset management expenses, decreased approximately $0.5 million or 34.8% primarily due to the unwinding of four institutional joint ventures during 2010.
          Property management expenses from continuing operations include off-site expenses associated with the self- management of the Company’s properties as well as management fees paid to any third party management companies. These expenses increased approximately $0.5 million or 2.5%. This increase is primarily attributable to an increase in payroll-related costs, which is largely a result of the creation of the Company’s central business group, which moved certain administrative functions off-site and increases in education/conference costs and legal and professional fees.
          Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, decreased approximately $3.6 million or 2.2% primarily as a result of a decrease in the amortization of in-place leases due to lower acquisition volume in 2011 compared to 2010.
          General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $0.8 million or 8.1% primarily due to an increase in payroll-related costs, which is largely a result of the acceleration of long-term compensation expense for retirement eligible employees and increases in office rent.
          Interest and other income from continuing operations decreased approximately $2.3 million or 89.3% primarily as a result of insurance/litigation settlement proceeds that occurred in the quarter ended June 30, 2010 and did not reoccur in the quarter ended June 30, 2011, partially offset by interest earned on cash and cash equivalents and investment securities due to larger overall cash balances during the quarter ended June 30, 2011 as compared to the same period in 2010.
          Other expenses from continuing operations increased approximately $3.0 million primarily due to an increase in property acquisition costs and an increase in the expensing of overhead (pursuit cost write-offs) as a result of a more active focus on sourcing new development opportunities.
          Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $8.9 million or 7.7% as a result of interest expense on the $600.0 million of unsecured notes that closed in July 2010, lower capitalized interest and higher effective interest rates. During the quarter ended June 30, 2011, the Company capitalized interest costs of approximately $2.0 million as compared to $3.5 million for the quarter ended June 30, 2010. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended June 30, 2011 was 5.39% as compared to 5.06% for the quarter ended June 30, 2010.
          Income and other tax expense from continuing operations increased $0.4 million as a result of Tennessee franchise tax refunds received during the quarter ended June 30, 2010 that did not reoccur during the quarter ended June 30, 2011.
          Loss from investments in unconsolidated entities decreased approximately $0.5 million as compared to the quarter ended June 30, 2010 primarily due to the unwinding of four institutional joint ventures during 2010.
          Net gain on sales of unconsolidated entities decreased approximately $5.1 million primarily due to the gain on sale and revaluation of seven previously unconsolidated properties that were acquired from the Company’s joint venture partner that occurred during the quarter ended June 30, 2010 and did not reoccur during the quarter ended June 30, 2011.
          Net gain on sales of land parcels increased approximately $4.2 million due to the sale of a land parcel located in suburban Washington D.C. during the quarter ended June 30, 2011 as compared to no land sales during the quarter ended June 30, 2010.
          Discontinued operations, net increased approximately $540.5 million between the periods under comparison. This increase is primarily due to higher gains from property sales during the quarter ended June 30, 2011 compared to the same period in 2010, partially offset by properties sold in 2011 which reflect operations for none of or a partial period in 2011 in contrast to a full or partial period in 2010. See Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources
          EQR issues public equity from time to time and does not have any indebtedness as all debt is incurred by the Operating Partnership.
          As of January 1, 2011, the Company had approximately $431.4 million of cash and cash equivalents, its restricted 1031 exchange proceeds totaled $103.9 million and it had $1.28 billion available under its revolving credit facility (net of $147.3 million which was restricted/dedicated to support letters of credit and $75.0 million which had been committed by a now bankrupt financial institution and is not available for borrowing). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at June 30, 2011 was approximately $604.8 million, its restricted 1031 exchange proceeds totaled $278.9 million and the amount available on its revolving credit facility was $1.34 billion (net of $81.9 million which was restricted/dedicated to support letters of credit and net of the $75.0 million discussed above).
          During the six months ended June 30, 2011, the Company generated proceeds from various transactions, which included the following:
•	Disposed of 38 consolidated properties and one land parcel, receiving net proceeds of approximately $1.2 billion;
•	Obtained $135.2 million in new mortgage financing; and
•	Issued approximately 5.7 million Common Shares (including Common Shares issued under the ATM program — see further discussion below) and received net proceeds of $241.5 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).
          During the six months ended June 30, 2011, the above proceeds were primarily utilized to:
•	Acquire seven rental properties, a 97,000 square foot commercial building and one land parcel for approximately $475.4 million;
•	Invest $63.6 million primarily in development projects; and
•	Repay $640.8 million of mortgage loans and $93.1 million of unsecured notes.
          In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell up to 17.0 million Common Shares from time to time over the next three years into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR. Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR. During the six months ended June 30, 2011, EQR issued approximately 3.0 million Common Shares at an average price of $50.84 per share for total consideration of approximately $154.5 million through the ATM program. EQR has not issued any shares under this program since January 13, 2011. Through July 28, 2011, EQR has cumulatively issued approximately 12.7 million Common Shares at an average price of $44.94 per share for total consideration of approximately $570.1 million. Including its February 2011 prospectus supplement which added approximately 5.7 million Common Shares, EQR has 10.0 million Common Shares remaining available for issuance under the ATM program as of July 28, 2011.
          On June 16, 2011, the shareholders of EQR approved the Company’s 2011 Share Incentive Plan (the “2011 Plan”). The 2011 Plan reserved 12,980,741 Common Shares for issuance. In conjunction with the approval of the 2011 Plan, no further awards may be granted under the 2002 Share Incentive Plan. The 2011 Plan expires on June 16, 2021.
          Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, EQR may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. As of July 28, 2011, EQR had authorization to repurchase $464.6 million of its shares. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.
          Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.

          The Company’s total debt summary and debt maturity schedules as of June 30, 2011 are as follows:
Debt Summary as of June 30, 2011
(Amounts in thousands)

				Weighted
			Weighted	Average
			Average	Maturities
	Amounts (1)	% of Total	Rates (1)	(years)
Secured	$4,352,372	46.1%	4.81%	8.3
Unsecured	5,096,250	53.9%	5.17%	4.2

Total	$9,448,622	100.0%	5.00%	6.0

Fixed Rate Debt:
Secured — Conventional	$3,590,353	38.0%	5.59%	7.3
Unsecured — Public/Private	4,287,431	45.4%	5.83%	4.7

Fixed Rate Debt	7,877,784	83.4%	5.72%	5.9

Floating Rate Debt:
Secured — Conventional	264,612	2.8%	3.05%	0.9
Secured — Tax Exempt	497,407	5.3%	0.29%	19.7
Unsecured — Public/Private	808,819	8.5%	1.67%	1.5
Unsecured — Revolving Credit Facility (2)	—	—	—	0.7

Floating Rate Debt	1,570,838	16.6%	1.38%	6.8

Total	$9,448,622	100.0%	5.00%	6.0

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the six months ended June 30, 2011.

(2)	On July 13, 2011, the Company replaced its then existing unsecured revolving credit facility with a new $1.25 billion unsecured revolving credit facility maturing on July 13, 2014, subject to a one-year extension option exercisable by the Company. The interest rate on advances under the new credit facility will generally be LIBOR plus a spread (currently 1.15%) and the Company pays an annual facility fee of 0.2%. Both the spread and the facility fee are dependent on the credit rating of the Company’s long-term debt.
Note: The Company capitalized interest of approximately $3.7 million and $7.9 million during the six months ended June 30, 2011 and 2010, respectively. The Company capitalized interest of approximately $2.0 million and $3.5 million during the quarters ended June 30, 2011 and 2010, respectively.
Debt Maturity Schedule as of June 30, 2011
(Amounts in thousands)

							Weighted Average	Weighted Average
	Fixed		Floating				Rates on Fixed	Rates on
Year	Rate (1)		Rate (1)		Total	% of Total	Rate Debt (1)	Total Debt (1)
2011	$492,335	(2)	$50,914		$543,249	5.8%	3.91%	3.89%
2012	640,027		685,360	(3)	1,325,387	14.0%	6.06%	3.52%
2013	272,761		309,357		582,118	6.2%	6.71%	4.88%
2014	566,288		21,959		588,247	6.2%	5.32%	5.24%
2015	418,764		—		418,764	4.4%	6.31%	6.31%
2016	1,192,934		—		1,192,934	12.6%	5.35%	5.35%
2017	1,355,833		456		1,356,289	14.4%	5.87%	5.87%
2018	80,768		44,677		125,445	1.3%	5.72%	4.23%
2019	801,760		20,766		822,526	8.7%	5.49%	5.36%
2020	1,671,836		809		1,672,645	17.7%	5.50%	5.50%
2021+	384,478		436,540		821,018	8.7%	5.99%	3.23%

Total	$7,877,784		$1,570,838		$9,448,622	100.0%	5.58%	4.92%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of June 30, 2011.

(2)	Includes $482.5 million face value of 3.85% convertible unsecured debt with a final maturity of 2026. On July 18, 2011, the notes were called for redemption and are subject to exchange prior to the redemption date of August 18, 2011.

(3)	Effective April 5, 2011, the Company exercised the second of its two one-year extension options for its $500.0 million term loan facility and as a result, the maturity date is now October 5, 2012.
          The following table provides a summary of the Company’s unsecured debt as of June 30, 2011:
Unsecured Debt Summary as of June 30, 2011
(Amounts in thousands)

					Unamortized
	Coupon	Due		Face	Premium/	Net
	Rate	Date		Amount	(Discount)	Balance
Fixed Rate Notes:
	6.625%	03/15/12		$253,858	$(137)	$253,721
	5.500%	10/01/12		222,133	(274)	221,859
	5.200%	04/01/13	(1)	400,000	(207)	399,793
Fair Value Derivative Adjustments			(1)	(300,000)	—	(300,000)
	5.250%	09/15/14		500,000	(197)	499,803
	6.584%	04/13/15		300,000	(414)	299,586
	5.125%	03/15/16		500,000	(251)	499,749
	5.375%	08/01/16		400,000	(943)	399,057
	5.750%	06/15/17		650,000	(3,052)	646,948
	7.125%	10/15/17		150,000	(408)	149,592
	4.750%	07/15/20		600,000	(4,120)	595,880
	7.570%	08/15/26		140,000	—	140,000
	3.850%	08/15/26	(2)	482,545	(1,102)	481,443

				4,298,536	(11,105)	4,287,431

Floating Rate Notes:
		04/01/13	(1)	300,000	—	300,000
Fair Value Derivative Adjustments			(1)	8,819	—	8,819
Term Loan Facility	LIBOR+0.50%	10/05/12	(3)(4)	500,000	—	500,000

				808,819	—	808,819

Revolving Credit Facility:			(3)(5)	—	—	—

Total Unsecured Debt				$5,107,355	$(11,105)	$5,096,250

(1)	Fair value interest rate swaps convert $300.0 million of the 5.200% notes due April 1, 2013 to a floating interest rate.

(2)	Convertible notes mature on August 15, 2026. On July 18, 2011, the notes were called for redemption and are subject to exchange prior to the redemption date of August 18, 2011.

(3)	Facilities are private. All other unsecured debt is public.

(4)	Effective April 5, 2011, the Company exercised the second of its two one-year extension options for its $500.0 million term loan facility and as a result, the maturity date is now October 5, 2012.

(5)	On July 13, 2011, the Company replaced its then existing unsecured revolving credit facility with a new $1.25 billion unsecured revolving credit facility maturing on July 13, 2014, subject to a one-year extension option exercisable by the Company. The interest rate on advances under the new credit facility will generally be LIBOR plus a spread (currently 1.15%) and the Company pays an annual facility fee of 0.2%. Both the spread and the facility fee are dependent on the credit rating of the Company’s long-term debt.
          An unlimited amount of equity and debt securities remains available for issuance by EQR and ERPOP under effective shelf registration statements filed with the SEC. Most recently, EQR and ERPOP filed a universal shelf registration statement for an unlimited amount of equity and debt securities that automatically became effective upon filing with the SEC in October 2010 and expires on October 14, 2013. However, as of July 28, 2011, issuances under the ATM share offering program are limited to 10.0 million additional shares. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).
          The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of June 30, 2011 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.
Equity Residential
Capital Structure as of June 30, 2011
(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$4,352,372	46.1%
Unsecured Debt			5,096,250	53.9%

Total Debt			9,448,622	100.0%	33.5%

Common Shares (includes Restricted Shares)	296,280,085	95.6%
Units (includes OP Units and LTIP Units)	13,488,276	4.4%

Total Shares and Units	309,768,361	100.0%
Common Share Price at June 30, 2011	$60.00

			18,586,102	98.9%
Perpetual Preferred Equity (see below)			200,000	1.1%

Total Equity			18,786,102	100.0%	66.5%

Total Market Capitalization			$28,234,724		100.0%
Equity Residential
Perpetual Preferred Equity as of June 30, 2011
(Amounts in thousands except for share and per share amounts)

				Annual	Annual	Weighted
	Redemption	Outstanding	Liquidation	Dividend	Dividend	Average
Series	Date	Shares	Value	Per Share	Amount	Rate
Preferred Shares:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
6.48% Series N	6/19/08	600,000	150,000	16.20	9,720

Total Perpetual Preferred Equity		1,600,000	$200,000		$13,865	6.93%
          The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of June 30, 2011 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.
ERP Operating Limited Partnership
Capital Structure as of June 30, 2011
(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$4,352,372	46.1%
Unsecured Debt		5,096,250	53.9%

Total Debt		9,448,622	100.0%	33.5%

Total outstanding Units	309,768,361
Common Share Price at June 30, 2011	$60.00

		18,586,102	98.9%
Perpetual Preference Units (see below)		200,000	1.1%

Total Equity		18,786,102	100.0%	66.5%

Total Market Capitalization		$28,234,724		100.0%

ERP Operating Limited Partnership
Perpetual Preference Units as of June 30, 2011
(Amounts in thousands except for unit and per unit amounts)

				Annual	Annual	Weighted
	Redemption	Outstanding	Liquidation	Dividend	Dividend	Average
Series	Date	Units	Value	Per Unit	Amount	Rate
Preference Units:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
6.48% Series N	6/19/08	600,000	150,000	16.20	9,720
Total Perpetual Preference Units		1,600,000	$200,000		$13,865	6.93%
          The Company generally expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, through its working capital, net cash provided by operating activities and borrowings under the Company’s revolving credit facility. Under normal operating conditions, the Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. However, there may be times when the Company experiences shortfalls in its coverage of distributions, which may cause the Company to consider reducing its distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, the Company’s financial condition may be adversely affected and it may not be able to maintain its current distribution levels.
          During the fourth quarter of 2010, the Company announced a new dividend policy which it believes will generate payouts more closely aligned with the actual annual operating results of the Company’s core business and provide transparency to investors. The Company intends to pay an annual cash dividend equal to approximately 65% of Normalized FFO for the year. The Company anticipates the expected dividend payout will be $1.56 to $1.59 per share/Unit ($0.3375 per share/Unit for each of the first three quarters with the balance for the fourth quarter) for the year ending December 31, 2011 to bring the total payment for the year to approximately 65% of Normalized FFO for the year. The above assumption is based on current expectations and is forward-looking. The new dividend policy will lead to a dividend reduction more quickly than in the past should operating results deteriorate and make it less likely that the Company will over distribute. The Company believes that its expected 2011 operating cash flow will be sufficient to cover capital expenditures and distributions.
          The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of secured and unsecured debt and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties and joint ventures. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $19.5 billion in investment in real estate on the Company’s balance sheet at June 30, 2011, $12.7 billion or 65.2% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.
          ERPOP’s credit ratings from Standard & Poor’s (“S&P”), Moody’s and Fitch for its outstanding senior debt are BBB+, Baal and BBB+, respectively. EQR’s equity ratings from S&P, Moody’s and Fitch for its outstanding preferred equity are BBB+, Baa2 and BBB-, respectively. During the fourth quarter of 2010, Fitch downgraded ERPOP’s credit rating from A- to BBB+ and EQR’s equity rating from BBB+ to BBB-, which did not have an effect on EQR’s cost of funds. During the first quarter of 2011, Moody’s raised its outlook for both EQR and ERPOP from negative outlook to stable outlook.
          The Company’s $1.425 billion (net of $75.0 million which had been committed by a now bankrupt financial institution and is not available for borrowing) long-term revolving credit facility was replaced with a new $1.25 billion unsecured revolving credit facility maturing on July 13, 2014, subject to a one-year extension option exercisable by the Company. The interest rate on advances under the new credit facility will generally be LIBOR plus a spread (currently 1.15%) and the Company pays an annual facility fee of 0.2%. Both the spread and the facility fee are dependent on the credit rating of the Company’s long-term debt. As of July 28, 2011, there was available borrowings of $1.17 billion (net of $81.9 million which was restricted/dedicated to support letters of credit) on the new revolving credit facility. This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.
          In 2010, a portion of the parking garage collapsed at one of the Company’s rental properties (Prospect Towers in Hackensack, New Jersey). The Company estimates that the costs related to such collapse (both expensed and capitalized), including providing for residents’ interim needs, lost revenue and garage reconstruction, will be approximately $14.0 million, after insurance reimbursements of $8.0 million. Costs to rebuild the garage are capitalized as incurred. Other costs, like those to accommodate displaced residents, lost revenue due to a portion of the project being temporarily unavailable for occupancy and legal costs, reduce earnings as they are incurred. Generally, insurance proceeds are recorded as increases to earnings as they are received. During the six months ended June 30, 2011, the Company received approximately $1.6 million in insurance proceeds which offset expenses of $1.3 million that were recorded relating to this loss and are included in real estate taxes and insurance on the consolidated statements of operations. In addition, the Company estimates that its lost revenues approximated $0.6 million during the six months ended June 30, 2011 as a result of lost occupancy in the high-rise tower following the collapse. Through July 28, 2011, the Company has cumulatively received approximately $5.6 million in insurance proceeds which partially offsets expenses of $6.8 million and the Company’s estimate of its lost revenues, which approximated $2.1 million. None of the amounts referenced above impact same store results.
          See Note 16 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to June 30, 2011.
          Capitalization of Fixed Assets and Improvements to Real Estate
          Our policy with respect to capital expenditures is generally to capitalize expenditures that improve the value of the property or extend the useful life of the component asset of the property. We track improvements to real estate in two major categories and several subcategories:
•	Replacements (inside the apartment unit). These include:
•	flooring such as carpets, hardwood, vinyl, linoleum or tile;
•	appliances;
•	mechanical equipment such as individual furnace/air units, hot water heaters, etc;
•	furniture and fixtures such as kitchen/bath cabinets, light fixtures, ceiling fans, sinks, tubs, toilets, mirrors, countertops, etc; and
•	blinds/shades.
          All replacements are depreciated over a five to ten-year estimated useful life. We expense as incurred all make-ready maintenance and turnover costs such as cleaning, interior painting of individual apartment units and the repair of any replacement item noted above.
•	Building improvements (outside the apartment unit). These include:
•	roof replacement and major repairs;
•	paving or major resurfacing of parking lots, curbs and sidewalks;
•	amenities and common areas such as pools, exterior sports and playground equipment, lobbies, clubhouses, laundry rooms, alarm and security systems and offices;
•	major building mechanical equipment systems;
•	interior and exterior structural repair and exterior painting and siding;
•	major landscaping and grounds improvement; and
•	vehicles and office and maintenance equipment.
          All building improvements are depreciated over a five to ten-year estimated useful life. We capitalize building improvements and upgrades only if the item: (i) exceeds $2,500 (selected projects must exceed $10,000); (ii) extends the useful life of the asset; and (iii) improves the value of the asset.
          For the six months ended June 30, 2011, our actual improvements to real estate totaled approximately $64.9 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate
For the Six Months Ended June 30, 2011

	Total		Avg. Per		Avg. Per		Avg. Per
	Apartment		Apartment	Building	Apartment		Apartment
	Units (1)	Replacements (2)	Unit	Improvements	Unit	Total	Unit
Same Store Properties (3)	104,163	$33,373	$321	$22,942	$220	$56,315	$541

Non-Same Store Properties (4)	11,747	2,220	214	4,949	477	7,169	691

Other (5)	—	1,226		153		1,379

Total	115,910	$36,819		$28,044		$64,863

(1)	Total Apartment Units — Excludes 4,850 military housing apartment units for which repairs and maintenance expenses and capital expenditures to real estate are self-funded and do not consolidate into the Company’s results.

(2)	Replacements — Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $18.2 million spent during the six months ended June 30, 2011 on apartment unit renovations/rehabs (primarily kitchens and baths) on 2,497 apartment units (equating to about $7,300 per apartment unit rehabbed) designed to reposition these assets for higher rental levels in their respective markets.

(3)	Same Store Properties — Primarily includes all properties acquired or completed and stabilized prior to January 1, 2010, less properties subsequently sold.

(4)	Non-Same Store Properties — Primarily includes all properties acquired during 2010 and 2011, plus any properties in lease-up and not stabilized as of January 1, 2010. Per apartment unit amounts are based on a weighted average of 10,369 apartment units.

(5)	Other — Primarily includes expenditures for properties sold during the period.
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
          During the six months ended June 30, 2011, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $4.0 million. The Company expects to fund approximately $4.5 million in total additions to non-real estate property for the remainder of 2011. The above assumption is based on current expectations and is forward-looking.
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
          See Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at June 30, 2011.
          Other
          Total distributions paid in July 2011 amounted to $107.0 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the second quarter ended June 30, 2011.

Off-Balance Sheet Arrangements and Contractual Obligations
          In 2010, the Company admitted an 80% institutional partner to an entity owning a developable land parcel in Florida in exchange for $11.7 million in cash and retained a 20% equity interest. This land parcel is now unconsolidated. Total project cost is approximately $78.2 million and construction will be predominantly funded with a long-term, non-recourse secured loan from the partner. The Company is responsible for constructing the project and has given certain construction cost overrun guarantees. The Company’s remaining funding obligation is currently estimated at approximately $2.4 million. The Company’s strategy with respect to this venture was to reduce its financial risk related to the development of this property. However, management does not believe that this investment has a materially different impact upon the Company’s liquidity, cash flows, capital resources, credit or market risk than its other consolidated development activities.
          As of June 30, 2011, the Company has four consolidated projects totaling 747 apartment units and one unconsolidated project totaling 501 apartment units in various stages of development with estimated completion dates ranging through September 30, 2013, as well as other completed development projects that are in various stages of lease up or are stabilized. The development agreements currently in place are discussed in detail in Note 14 of the Company’s Consolidated Financial Statements.
          See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in partially owned entities.
          The Company’s contractual obligations for the next five years and thereafter have not changed materially from the amounts and disclosures included in each of the Company’s and the Operating Partnership’s annual reports on Form 10-K, other than as it relates to scheduled debt maturities. See the updated debt maturity schedule included in Liquidity and Capital Resources for further discussion.
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
Funds From Operations and Normalized Funds From Operations
          For the six months ended June 30, 2011, Funds From Operations (“FFO”) available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $33.9 million, or 10.6%, and $36.6 million, or 11.3%, respectively, as compared to the six months ended June 30, 2010.
          For the quarter ended June 30, 2011, FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $5.9 million, or 3.4%, and $11.7 million, or 6.7%, respectively, as compared to the quarter ended June 30, 2010.
          The following is the Company’s and Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the six months and quarters ended June 30, 2011 and 2010:

Funds From Operations and Normalized Funds From Operations
(Amounts in thousands)

	Six Months Ended June 30,		Quarter Ended June 30,
	2011	2010	2011	2010
Net income	$714,819	$67,945	$581,753	$10,089
Adjustments:
Net (income) loss attributable to Noncontrolling Interests —
Partially Owned Properties	(31)	435	(71)	185
Depreciation	321,181	302,964	159,087	162,697
Depreciation — Non-real estate additions	(2,905)	(3,257)	(1,521)	(1,620)
Depreciation — Partially Owned and Unconsolidated Properties	(1,505)	7	(755)	(4)
Net (gain) on sales of unconsolidated entities	—	(5,557)	—	(5,079)
Discontinued operations:
Depreciation	9,661	24,600	2,446	12,189
Net (gain) on sales of discontinued operations	(682,236)	(60,253)	(558,482)	(217)
Net incremental gain on sales of condominium units	1,115	631	720	243
Gain on sale of Equity Corporate Housing (ECH)	1,024	—	1,024	—

FFO (1) (3)	361,123	327,515	184,201	178,483

Adjustments:
Asset impairment and valuation allowances	—	—	—	—
Property acquisition costs and write-off of pursuit costs (other expenses)	6,790	6,026	4,626	1,643
Debt extinguishment (gains) losses, including prepayment penalties, preferred share/preference unit redemptions and non-cash convertible debt discounts	8,573	4,819	6,510	1,947
(Gains) losses on sales of non-operating assets, net of income and other tax expense (benefit)	(5,529)	(612)	(5,153)	(245)
Other miscellaneous non-comparable items	(2,100)	(5,192)	—	(3,192)

Normalized FFO (2) (3)	$368,857	$332,556	$190,184	$178,636

FFO (1) (3)	$361,123	$327,515	$184,201	$178,483
Preferred distributions	(6,933)	(7,238)	(3,467)	(3,618)

FFO available to Common Shares and Units / Units (1) (3) (4)	$354,190	$320,277	$180,734	$174,865

Normalized FFO (2) (3)	$368,857	$332,556	$190,184	$178,636
Preferred distributions	(6,933)	(7,238)	(3,467)	(3,618)

Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$361,924	$325,318	$186,717	$175,018

(1)	The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) (April 2002 White Paper) as net income (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The April 2002 White Paper states that gain or loss on sales of property is excluded from FFO for previously depreciated operating properties only. Once the Company commences the conversion of apartment units to condominiums, it simultaneously discontinues depreciation of such property.

(2)	Normalized funds from operations (“Normalized FFO”) begins with FFO and excludes:
•	the impact of any expenses relating to asset impairment and valuation allowances;

•	property acquisition and other transaction costs related to mergers and acquisitions and pursuit cost write-offs (other expenses);

•	gains and losses from early debt extinguishment, including prepayment penalties, preferred share/preference unit redemptions and the cost related to the implied option value of non-cash convertible debt discounts;

•	gains and losses on the sales of non-operating assets, including gains and losses from land parcel and condominium sales, net of the effect of income tax benefits or expenses; and

•	other miscellaneous non-comparable items.

(3)	The Company believes that FFO and FFO available to Common Shares and Units / Units are helpful to investors as supplemental measures of the operating performance of a real estate company, because they are recognized measures of performance by the real estate industry and by excluding gains or losses related to dispositions of depreciable property and excluding real estate depreciation (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO and FFO available to Common Shares and Units / Units can help compare the operating performance of a company’s real estate between periods or as compared to different companies. The company also believes that Normalized FFO and Normalized FFO available to Common Shares and Units / Units are helpful to investors as supplemental measures of the operating performance of a real estate company because they allow investors to compare the company’s operating performance to its performance in prior reporting periods and to the operating performance of other real estate companies without the effect of items that by their nature are not comparable from period to period and tend to obscure the Company’s actual operating results. FFO, FFO available to Common Shares and Units / Units, Normalized FFO and Normalized FFO available to Common Shares and Units / Units do not represent net income, net income available to Common Shares / Units or net cash flows from operating activities in accordance with GAAP. Therefore, FFO, FFO available to Common Shares and Units / Units, Normalized FFO and Normalized FFO available to Common Shares and Units / Units should not be exclusively considered as alternatives to net income, net income available to Common Shares / Units or net cash flows from operating activities as determined by GAAP or as a measure of liquidity. The Company’s calculation of FFO, FFO available to Common Shares and Units / Units, Normalized FFO and Normalized FFO available to Common Shares and Units / Units may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.

(4)	FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units are calculated on a basis consistent with net income available to Common Shares / Units and reflects adjustments to net income for preferred distributions and premiums on redemption of preferred shares/preference units in accordance with accounting principles generally accepted in the United States. The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units are collectively referred to as the “Noncontrolling Interests — Operating Partnership”. Subject to certain restrictions, the Noncontrolling Interests — Operating Partnership may exchange their OP Units for Common Shares on a one-for-one basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
          The Company’s market risk has not changed materially from the amounts and information reported in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, to each of the Company’s and the Operating Partnership’s Annual Reports on Form 10-K for the year ended December 31, 2010. See the Current Environment section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to market risk and the current economic environment. See also Note 11 in the Notes to Consolidated Financial Statements for additional discussion of derivative and other fair value instruments.

Item 4.	Controls and Procedures
     Equity Residential
          (a) Evaluation of Disclosure Controls and Procedures:
          Effective as of June 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
          (b) Changes in Internal Control over Financial Reporting:
          There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to in Item 4(a) above that occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     ERP Operating Limited Partnership
          (a) Evaluation of Disclosure Controls and Procedures:
          Effective as of June 30, 2011, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

          (b) Changes in Internal Control over Financial Reporting:
          There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to in Item 4(a) above that occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     The Company and the Operating Partnership do not believe that there have been any material developments in the legal proceedings that were discussed in Part I, Item 3 of both the Company’s and the Operating Partnership’s Annual Reports on Form 10-K for the year ended December 31, 2010.

Item 1A.	Risk Factors
     There have been no material changes to the risk factors that were discussed in Part I, Item 1A of both the Company’s and the Operating Partnership’s Annual Reports on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Unregistered Common Shares Issued in the Quarter Ended June 30, 2011 — Equity Residential
     During the quarter ended June 30, 2011, EQR issued 260,790 Common Shares in exchange for 260,790 OP Units held by various limited partners of the Operating Partnership. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Item 6.	Exhibits — See the Exhibit Index

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL
Date: August 5, 2011	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2011	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER
Date: August 5, 2011	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2011	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
The exhibits listed below are filed as part of this report. References to exhibits or other filings under the caption “Location” indicate that the exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference. The Commission file numbers for our Exchange Act filings referenced below are 1-12252 (Equity Residential) and 0-24920 (ERP Operating Limited Partnership).

Exhibit	Description	Location
*10.1	The Equity Residential Supplemental Executive Retirement Plan as Amended and Restated Effective April 1, 2011.	Attached herein.

*10.2	Equity Residential 2011 Share Incentive Plan.	Included as Exhibit 99.1 to Equity Residential’s and ERP Operating Limited Partnership’s Form 8-K dated June 16, 2011, filed on June 22, 2011.

*10.3	Second Amendment to Second Restated 2002 Share Incentive Plan.	Attached herein.

31.1	Equity Residential—Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2	Equity Residential—Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership—Certification of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership—Certification of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1	Equity Residential—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of the Company.	Attached herein.

32.2	Equity Residential—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Financial Officer of the Company.	Attached herein.

32.3	ERP Operating Limited Partnership—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

32.4	ERP Operating Limited Partnership—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

101	XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity (Equity Residential), (v) consolidated statement of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.	Attached herein.

*	Management contracts and compensatory plans or arrangements filed as exhibits to this report are identified by an asterisk.