Form 10-Q
period 2011-09-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2011-11-04
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-12252 (Equity Residential)

Commission File Number: 0-24920 (ERP Operating Limited Partnership)

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

(Exact name of Registrant as Specified in Its Charter)

Maryland (Equity Residential)	13-3675988 (Equity Residential)
Illinois (ERP Operating Limited Partnership)	36-3894853 (ERP Operating Limited Partnership)
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Two North Riverside Plaza, Chicago, Illinois 60606	(312) 474-1300
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Equity Residential    Yes  ☒    No  ☐        ERP Operating Limited Partnership    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Equity Residential    Yes  ☒    No  ☐        ERP Operating Limited Partnership    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Equity Residential:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

ERP Operating Limited Partnership:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Equity Residential    Yes  ☐    No  ☒        ERP Operating Limited Partnership    Yes  ☐    No  ☒

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on October 27, 2011 was 296,628,624.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended September 30, 2011 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of September 30, 2011 owned an approximate 95.6% ownership interest in ERPOP. The remaining 4.4% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management.

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

The Company believes it is important to understand the few differences between EQR and ERPOP in the context of how EQR and ERPOP operate as a consolidated company. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR’s primary function is acting as the general partner of ERPOP. EQR also issues public equity from time to time and guarantees certain debt of ERPOP, as disclosed in this report. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by the Company, which are contributed to the capital of the Operating Partnership in exchange for additional limited partnership interests in the Operating Partnership (“OP Units”) (on a one-for-one Common Share per OP Unit basis), the Operating Partnership generates all remaining capital required by the Company’s business. These sources include the Operating Partnership’s working capital, net cash provided by operating activities, borrowings under its revolving credit facility, the issuance of secured and unsecured debt and equity securities, including additional OP Units, and proceeds received from disposition of certain properties and joint ventures.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Investment in real estate
Land	$4,158,288	$4,110,275
Depreciable property	15,055,570	15,226,512
Projects under development	119,433	130,337
Land held for development	205,476	235,247

Investment in real estate	19,538,767	19,702,371
Accumulated depreciation	(4,405,479)	(4,337,357)

Investment in real estate, net	15,133,288	15,365,014
Cash and cash equivalents	45,986	431,408
Investments in unconsolidated entities	11,020	3,167
Deposits – restricted	369,461	180,987
Escrow deposits – mortgage	10,677	12,593
Deferred financing costs, net	37,334	42,033
Other assets	149,051	148,992

Total assets	$15,756,817	$16,184,194

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$4,136,848	$4,762,896
Notes, net	4,614,323	5,185,180
Lines of credit	26,000	—
Accounts payable and accrued expenses	97,845	39,452
Accrued interest payable	69,895	98,631
Other liabilities	409,591	304,202
Security deposits	62,073	60,812
Distributions payable	106,673	140,905

Total liabilities	9,523,248	10,592,078

Commitments and contingencies
Redeemable Noncontrolling Interests – Operating Partnership	378,798	383,540

Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 1,600,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010	200,000	200,000
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 296,620,833 shares issued and outstanding as of September 30, 2011 and 290,197,242 shares issued and outstanding as of December 31, 2010	2,966	2,902
Paid in capital	5,032,863	4,741,521
Retained earnings	684,902	203,581
Accumulated other comprehensive (loss)	(185,032)	(57,818)

Total shareholders’ equity	5,735,699	5,090,186
Noncontrolling Interests:
Operating Partnership	120,786	110,399
Partially Owned Properties	(1,714)	7,991

Total Noncontrolling Interests	119,072	118,390

Total equity	5,854,771	5,208,576

Total liabilities and equity	$15,756,817	$16,184,194

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2011	2010	2011	2010
REVENUES
Rental income	$1,470,398	$1,311,377	$509,030	$451,832
Fee and asset management	6,682	7,596	2,928	2,128

Total revenues	1,477,080	1,318,973	511,958	453,960

EXPENSES
Property and maintenance	314,768	303,916	106,635	104,259
Real estate taxes and insurance	168,056	160,307	59,083	56,205
Property management	62,389	59,770	19,241	19,014
Fee and asset management	3,207	4,242	1,250	679
Depreciation	482,039	457,822	164,552	158,318
General and administrative	32,462	31,029	10,121	10,221

Total expenses	1,062,921	1,017,086	360,882	348,696

Operating income	414,159	301,887	151,076	105,264
Interest and other income	6,608	5,045	5,317	201
Other expenses	(9,318)	(9,513)	(2,528)	(3,487)
Interest:
Expense incurred, net	(354,960)	(348,279)	(113,370)	(121,116)
Amortization of deferred financing costs	(12,129)	(7,729)	(4,721)	(2,437)

Income (loss) before income and other taxes, (loss) income from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entites and land parcels and discontinued operations	44,360	(58,589)	35,774	(21,575)
Income and other tax (expense) benefit	(669)	(283)	(283)	(291)
(Loss) income from investments in unconsolidated entities	—	(735)	—	188
Net gain on sales of unconsolidated entities	—	28,101	—	22,544
Net gain (loss) on sales of land parcels	4,217	(1,161)	—	(1,161)

Income (loss) from continuing operations	47,908	(32,667)	35,491	(295)
Discontinued operations, net	779,888	130,438	77,486	30,121

Net income	827,796	97,771	112,977	29,826
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(36,275)	(4,167)	(4,742)	(1,231)
Partially Owned Properties	(418)	623	(387)	188

Net income attributable to controlling interests	791,103	94,227	107,848	28,783
Preferred distributions	(10,399)	(10,855)	(3,466)	(3,617)

Net income available to Common Shares	$780,704	$83,372	$104,382	$25,166

Earnings per share – basic:
Income (loss) from continuing operations available to Common Shares	$0.12	$(0.15)	$0.10	$(0.01)

Net income available to Common Shares	$2.65	$0.30	$0.35	$0.09

Weighted average Common Shares outstanding	294,474	281,867	295,831	282,717

Earnings per share – diluted:
Income (loss) from continuing operations available to Common Shares	$0.12	$(0.15)	$0.10	$(0.01)

Net income available to Common Shares	$2.62	$0.30	$0.35	$0.09

Weighted average Common Shares outstanding	311,908	281,867	312,844	282,717

Distributions declared per Common Share outstanding	$1.0125	$1.0125	$0.3375	$0.3375

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2011	2010	2011	2010
Comprehensive income (loss):
Net income	$827,796	$97,771	$112,977	$29,826
Other comprehensive (loss):
Other comprehensive (loss) – derivative instruments:
Unrealized holding (losses) arising during the period	(130,367)	(123,472)	(105,248)	(37,726)
Losses reclassified into earnings from other comprehensive income	2,842	2,379	951	914
Other comprehensive income (loss) – other instruments:
Unrealized holding gains (losses) arising during the period	311	(52)	(182)	14

Other comprehensive (loss)	(127,214)	(121,145)	(104,479)	(36,798)

Comprehensive income (loss)	700,582	(23,374)	8,498	(6,972)
Comprehensive (income) attributable to Noncontrolling Interests	(36,693)	(3,544)	(5,129)	(1,043)

Comprehensive income (loss) attributable to controlling interests	$663,889	$(26,918)	$3,369	$(8,015)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$827,796	$97,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	496,383	501,695
Amortization of deferred financing costs	12,769	7,981
Amortization of discounts and premiums on debt	144	1,454
Amortization of deferred settlements on derivative instruments	2,441	1,978
Write-off of pursuit costs	4,052	3,512
Income from technology investments	(4,537)	—
Loss from investments in unconsolidated entities	—	735
Distributions from unconsolidated entities – return on capital	318	61
Net (gain) on sales of unconsolidated entities	—	(28,101)
Net (gain) loss on sales of land parcels	(4,217)	1,161
Net (gain) on sales of discontinued operations	(759,100)	(69,538)
Loss on debt extinguishments	—	158
Unrealized loss on derivative instruments	—	1
Compensation paid with Company Common Shares	16,722	14,716
Changes in assets and liabilities:
Decrease in deposits – restricted	5,101	75
Decrease (increase) in other assets	3,239	(6,385)
Increase in accounts payable and accrued expenses	60,608	66,070
(Decrease) in accrued interest payable	(28,736)	(31,257)
(Decrease) in other liabilities	(20,193)	(4,150)
Increase in security deposits	1,261	2,744

Net cash provided by operating activities	614,051	560,681

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(634,581)	(1,108,014)
Investment in real estate – development/other	(93,761)	(98,282)
Improvements to real estate	(106,070)	(98,959)
Additions to non-real estate property	(4,879)	(1,022)
Interest capitalized for real estate and unconsolidated entities under development	(5,931)	(10,196)
Proceeds from disposition of real estate, net	1,402,475	134,603
Investments in unconsolidated entities	(865)	—
Distributions from unconsolidated entities – return of capital	—	26,924
Proceeds from sale of investment securities	—	25,000
Proceeds from technology investments	4,537	—
(Increase) decrease in deposits on real estate acquisitions, net	(210,170)	248,547
Decrease (increase) in mortgage deposits	1,916	(2,340)
Consolidation of previously unconsolidated properties	—	(26,854)
Deconsolidation of previously consolidated properties	28,360	—
Acquisition of Noncontrolling Interests – Partially Owned Properties	(12,809)	(1,936)

Net cash provided by (used for) investing activities	368,222	(912,529)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(8,070)	$(7,897)
Mortgage notes payable:
Proceeds	152,930	124,020
Restricted cash	16,595	36,411
Lump sum payoffs	(859,066)	(491,100)
Scheduled principal repayments	(12,463)	(12,508)
(Loss) on debt extinguishments	—	(158)
Notes, net:
Proceeds	—	595,422
Lump sum payoffs	(575,641)	—
Lines of credit:
Proceeds	213,000	4,375,125
Repayments	(187,000)	(4,229,125)
(Payments on) settlement of derivative instruments	—	(10,040)
Proceeds from sale of Common Shares	154,508	73,356
Proceeds from Employee Share Purchase Plan (ESPP)	4,558	4,251
Proceeds from exercise of options	94,373	57,933
Common Shares repurchased and retired	—	(1,887)
Payment of offering costs	(2,770)	(730)
Other financing activities, net	(33)	(33)
Contributions – Noncontrolling Interests – Partially Owned Properties	64	222
Distributions:
Common Shares	(331,928)	(284,185)
Preferred Shares	(10,399)	(10,858)
Noncontrolling Interests – Operating Partnership	(15,464)	(14,187)
Noncontrolling Interests – Partially Owned Properties	(889)	(1,812)

Net cash (used for) provided by financing activities	(1,367,695)	202,220

Net (decrease) in cash and cash equivalents	(385,422)	(149,628)
Cash and cash equivalents, beginning of period	431,408	193,288

Cash and cash equivalents, end of period	$45,986	$43,660

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$381,194	$377,467

Net cash paid (received) for income and other taxes	$607	$(2,892)

Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$99,131	$338,196

Valuation of OP Units issued	$—	$7,433

Mortgage loans (assumed) by purchaser	$—	$(39,999)

Amortization of deferred financing costs:
Investment in real estate, net	$—	$(1,824)

Deferred financing costs, net	$12,769	$9,805

Amortization of discounts and premiums on debt:
Mortgage notes payable	$(6,116)	$(5,048)

Notes, net	$6,260	$6,502

Amortization of deferred settlements on derivative instruments:
Other liabilities	$(401)	$(401)

Accumulated other comprehensive income	$2,842	$2,379

Unrealized loss on derivative instruments:
Other assets	$5,217	$13,788

Mortgage notes payable	$(464)	$6

Notes, net	$(1,476)	$9,835

Other liabilities	$127,090	$99,844

Accumulated other comprehensive (loss)	$(130,367)	$(123,472)

Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(5,760)	$(10,196)

Investments in unconsolidated entities	$(171)	$—

Consolidation of previously unconsolidated properties:
Investment in real estate, net	$—	$(105,065)

Investments in unconsolidated entities	$—	$7,376

Deposits – restricted	$—	$(42,633)

Mortgage notes payable	$—	$112,631

Net other assets recorded	$—	$837

Deconsolidation of previously consolidated properties:
Investment in real estate, net	$35,495	$—

Investments in unconsolidated entities	$(7,135)	$—

(Payments on) settlement of derivative instruments:
Other liabilities	$—	$(10,040)

Other:
Receivable on sale of Common Shares	$—	$37,550

Transfer from notes, net to mortgage notes payable	$—	$35,600

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands)

(Unaudited)

Nine Months Ended September 30, 2011
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of year	$200,000

Balance, end of period	$200,000

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$2,902
Conversion of OP Units into Common Shares	3
Issuance of Common Shares	30
Exercise of share options	29
Employee Share Purchase Plan (ESPP)	1
Conversion of restricted shares to LTIP Units	(1)
Share-based employee compensation expense:
Restricted shares	2

Balance, end of period	$2,966

PAID IN CAPITAL
Balance, beginning of year	$4,741,521
Common Share Issuance:
Conversion of OP Units into Common Shares	8,092
Issuance of Common Shares	154,478
Exercise of share options	94,344
Employee Share Purchase Plan (ESPP)	4,557
Conversion of restricted shares to LTIP Units	(3,933)
Share-based employee compensation expense:
Restricted shares	7,275
Share options	7,389
ESPP discount	1,070
Offering costs	(2,770)
Supplemental Executive Retirement Plan (SERP)	10,198
Acquisition of Noncontrolling Interests – Partially Owned Properties	(4,784)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	16,023
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(597)

Balance, end of period	$5,032,863

RETAINED EARNINGS
Balance, beginning of year	$203,581
Net income attributable to controlling interests	791,103
Common Share distributions	(299,383)
Preferred Share distributions	(10,399)

Balance, end of period	$684,902

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(57,818)
Accumulated other comprehensive (loss) – derivative instruments:
Unrealized holding (losses) arising during the period	(130,367)
Losses reclassified into earnings from other comprehensive income	2,842
Accumulated other comprehensive income – other instruments:
Unrealized holding gains arising during the period	311

Balance, end of period	$(185,032)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)

(Amounts in thousands)

(Unaudited)

Nine Months Ended September 30, 2011
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of year	$110,399
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(8,095)
Conversion of restricted shares to LTIP Units	3,934
Equity compensation associated with Noncontrolling Interests	2,734
Net income attributable to Noncontrolling Interests	36,275
Distributions to Noncontrolling Interests	(13,777)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	(11,281)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	597

Balance, end of period	$120,786

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$7,991
Net income attributable to Noncontrolling Interests	418
Contributions by Noncontrolling Interests	64
Distributions to Noncontrolling Interests	(922)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(8,025)
Other	(1,240)

Balance, end of period	$(1,714)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Investment in real estate
Land	$4,158,288	$4,110,275
Depreciable property	15,055,570	15,226,512
Projects under development	119,433	130,337
Land held for development	205,476	235,247

Investment in real estate	19,538,767	19,702,371
Accumulated depreciation	(4,405,479)	(4,337,357)

Investment in real estate, net	15,133,288	15,365,014
Cash and cash equivalents	45,986	431,408
Investments in unconsolidated entities	11,020	3,167
Deposits – restricted	369,461	180,987
Escrow deposits – mortgage	10,677	12,593
Deferred financing costs, net	37,334	42,033
Other assets	149,051	148,992

Total assets	$15,756,817	$16,184,194

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$4,136,848	$4,762,896
Notes, net	4,614,323	5,185,180
Lines of credit	26,000	—
Accounts payable and accrued expenses	97,845	39,452
Accrued interest payable	69,895	98,631
Other liabilities	409,591	304,202
Security deposits	62,073	60,812
Distributions payable	106,673	140,905

Total liabilities	9,523,248	10,592,078

Commitments and contingencies
Redeemable Limited Partners	378,798	383,540

Capital:
Partners’ Capital:
Preference Units	200,000	200,000
General Partner	5,720,731	4,948,004
Limited Partners	120,786	110,399
Accumulated other comprehensive (loss)	(185,032)	(57,818)

Total partners’ capital	5,856,485	5,200,585
Noncontrolling Interests – Partially Owned Properties	(1,714)	7,991

Total capital	5,854,771	5,208,576

Total liabilities and capital	$15,756,817	$16,184,194

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2011	2010	2011	2010
REVENUES
Rental income	$1,470,398	$1,311,377	$509,030	$451,832
Fee and asset management	6,682	7,596	2,928	2,128

Total revenues	1,477,080	1,318,973	511,958	453,960

EXPENSES
Property and maintenance	314,768	303,916	106,635	104,259
Real estate taxes and insurance	168,056	160,307	59,083	56,205
Property management	62,389	59,770	19,241	19,014
Fee and asset management	3,207	4,242	1,250	679
Depreciation	482,039	457,822	164,552	158,318
General and administrative	32,462	31,029	10,121	10,221

Total expenses	1,062,921	1,017,086	360,882	348,696

Operating income	414,159	301,887	151,076	105,264
Interest and other income	6,608	5,045	5,317	201
Other expenses	(9,318)	(9,513)	(2,528)	(3,487)
Interest:
Expense incurred, net	(354,960)	(348,279)	(113,370)	(121,116)
Amortization of deferred financing costs	(12,129)	(7,729)	(4,721)	(2,437)

Income (loss) before income and other taxes, (loss) income from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities and land parcels and discontinued operations	44,360	(58,589)	35,774	(21,575)
Income and other tax (expense) benefit	(669)	(283)	(283)	(291)
(Loss) income from investments in unconsolidated entities	—	(735)	—	188
Net gain on sales of unconsolidated entities	—	28,101	—	22,544
Net gain (loss) on sales of land parcels	4,217	(1,161)	—	(1,161)

Income (loss) from continuing operations	47,908	(32,667)	35,491	(295)
Discontinued operations, net	779,888	130,438	77,486	30,121

Net income	827,796	97,771	112,977	29,826
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(418)	623	(387)	188

Net income attributable to controlling interests	$827,378	$98,394	$112,590	$30,014

ALLOCATION OF NET INCOME:
Preference Units	$10,399	$10,855	$3,466	$3,617

General Partner	$780,704	$83,372	$104,382	$25,166
Limited Partners	36,275	4,167	4,742	1,231

Net income available to Units	$816,979	$87,539	$109,124	$26,397

Earnings per Unit – basic:
Income (loss) from continuing operations available to Units	$0.12	$(0.15)	$0.10	$(0.01)

Net income available to Units	$2.65	$0.30	$0.35	$0.09

Weighted average Units outstanding	307,705	295,572	308,884	296,348

Earnings per Unit – diluted:
Income (loss) from continuing operations available to Units	$0.12	$(0.15)	$0.10	$(0.01)

Net income available to Units	$2.62	$0.30	$0.35	$0.09

Weighted average Units outstanding	311,908	295,572	312,844	296,348

Distributions declared per Unit outstanding	$1.0125	$1.0125	$0.3375	$0.3375

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2011	2010	2011	2010
Comprehensive income (loss):
Net income	$827,796	$97,771	$112,977	$29,826
Other comprehensive (loss):
Other comprehensive (loss) – derivative instruments:
Unrealized holding (losses) arising during the period	(130,367)	(123,472)	(105,248)	(37,726)
Losses reclassified into earnings from other comprehensive income	2,842	2,379	951	914
Other comprehensive income (loss) – other instruments:
Unrealized holding gains (losses) arising during the period	311	(52)	(182)	14

Other comprehensive (loss)	(127,214)	(121,145)	(104,479)	(36,798)

Comprehensive income (loss)	700,582	(23,374)	8,498	(6,972)
Comprehensive (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(418)	623	(387)	188

Comprehensive income (loss) attributable to controlling interests	$700,164	$(22,751)	$8,111	$(6,784)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$827,796	$97,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	496,383	501,695
Amortization of deferred financing costs	12,769	7,981
Amortization of discounts and premiums on debt	144	1,454
Amortization of deferred settlements on derivative instruments	2,441	1,978
Write-off of pursuit costs	4,052	3,512
Income from technology investments	(4,537)	—
Loss from investments in unconsolidated entities	—	735
Distributions from unconsolidated entities – return on capital	318	61
Net (gain) on sales of unconsolidated entities	—	(28,101)
Net (gain) loss on sales of land parcels	(4,217)	1,161
Net (gain) on sales of discontinued operations	(759,100)	(69,538)
Loss on debt extinguishments	—	158
Unrealized loss on derivative instruments	—	1
Compensation paid with Company Common Shares	16,722	14,716
Changes in assets and liabilities:
Decrease in deposits – restricted	5,101	75
Decrease (increase) in other assets	3,239	(6,385)
Increase in accounts payable and accrued expenses	60,608	66,070
(Decrease) in accrued interest payable	(28,736)	(31,257)
(Decrease) in other liabilities	(20,193)	(4,150)
Increase in security deposits	1,261	2,744

Net cash provided by operating activities	614,051	560,681

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(634,581)	(1,108,014)
Investment in real estate – development/other	(93,761)	(98,282)
Improvements to real estate	(106,070)	(98,959)
Additions to non-real estate property	(4,879)	(1,022)
Interest capitalized for real estate and unconsolidated entities under development	(5,931)	(10,196)
Proceeds from disposition of real estate, net	1,402,475	134,603
Investments in unconsolidated entities	(865)	—
Distributions from unconsolidated entities – return of capital	—	26,924
Proceeds from sale of investment securities	—	25,000
Proceeds from technology investments	4,537	—
(Increase) decrease in deposits on real estate acquisitions, net	(210,170)	248,547
Decrease (increase) in mortgage deposits	1,916	(2,340)
Consolidation of previously unconsolidated properties	—	(26,854)
Deconsolidation of previously consolidated properties	28,360	—
Acquisition of Noncontrolling Interests – Partially Owned Properties	(12,809)	(1,936)

Net cash provided by (used for) investing activities	368,222	(912,529)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(8,070)	$(7,897)
Mortgage notes payable:
Proceeds	152,930	124,020
Restricted cash	16,595	36,411
Lump sum payoffs	(859,066)	(491,100)
Scheduled principal repayments	(12,463)	(12,508)
(Loss) on debt extinguishments	—	(158)
Notes, net:
Proceeds	—	595,422
Lump sum payoffs	(575,641)	—
Lines of credit:
Proceeds	213,000	4,375,125
Repayments	(187,000)	(4,229,125)
(Payments on) settlement of derivative instruments	—	(10,040)
Proceeds from sale of OP Units	154,508	73,356
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	4,558	4,251
Proceeds from exercise of EQR options	94,373	57,933
OP Units repurchased and retired	—	(1,887)
Payment of offering costs	(2,770)	(730)
Other financing activities, net	(33)	(33)
Contributions – Noncontrolling Interests – Partially Owned Properties	64	222
Distributions:
OP Units – General Partner	(331,928)	(284,185)
Preference Units	(10,399)	(10,858)
OP Units – Limited Partners	(15,464)	(14,187)
Noncontrolling Interests – Partially Owned Properties	(889)	(1,812)

Net cash (used for) provided by financing activities	(1,367,695)	202,220

Net (decrease) in cash and cash equivalents	(385,422)	(149,628)
Cash and cash equivalents, beginning of period	431,408	193,288

Cash and cash equivalents, end of period	$45,986	$43,660

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$381,194	$377,467

Net cash paid (received) for income and other taxes	$607	$(2,892)

Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$99,131	$338,196

Valuation of OP Units issued	$—	$7,433

Mortgage loans (assumed) by purchaser	$—	$(39,999)

Amortization of deferred financing costs:
Investment in real estate, net	$—	$(1,824)

Deferred financing costs, net	$12,769	$9,805

Amortization of discounts and premiums on debt:
Mortgage notes payable	$(6,116)	$(5,048)

Notes, net	$6,260	$6,502

Amortization of deferred settlements on derivative instruments:
Other liabilities	$(401)	$(401)

Accumulated other comprehensive income	$2,842	$2,379

Unrealized loss on derivative instruments:
Other assets	$5,217	$13,788

Mortgage notes payable	$(464)	$6

Notes, net	$(1,476)	$9,835

Other liabilities	$127,090	$99,844

Accumulated other comprehensive (loss)	$(130,367)	$(123,472)

Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(5,760)	$(10,196)

Investments in unconsolidated entities	$(171)	$—

Consolidation of previously unconsolidated properties:
Investment in real estate, net	$—	$(105,065)

Investments in unconsolidated entities	$—	$7,376

Deposits – restricted	$—	$(42,633)

Mortgage notes payable	$—	$112,631

Net other assets recorded	$—	$837

Deconsolidation of previously consolidated properties:
Investment in real estate, net	$35,495	$—

Investments in unconsolidated entities	$(7,135)	$—

(Payments on) settlement of derivative instruments:
Other liabilities	$—	$(10,040)

Other:
Receivable on sale of OP Units	$—	$37,550

Transfer from notes, net to mortgage notes payable	$—	$35,600

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL

(Amounts in thousands)

(Unaudited)

Nine Months Ended September 30, 2011
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of year	$200,000

Balance, end of period	$200,000

GENERAL PARTNER
Balance, beginning of year	$4,948,004
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	8,095
Issuance of OP Units	154,508
Exercise of EQR share options	94,373
EQR’s Employee Share Purchase Plan (ESPP)	4,558
Conversion of EQR restricted shares to LTIP Units	(3,934)
Share-based employee compensation expense:
EQR restricted shares	7,277
EQR share options	7,389
EQR ESPP discount	1,070
Offering costs	(2,770)
Net income available to Units – General Partner	780,704
OP Units – General Partner distributions	(299,383)
Supplemental Executive Retirement Plan (SERP)	10,198
Acquisition of Noncontrolling Interests – Partially Owned Properties	(4,784)
Change in market value of Redeemable Limited Partners	16,023
Adjustment for Limited Partners ownership in Operating Partnership	(597)

Balance, end of period	$5,720,731

LIMITED PARTNERS
Balance, beginning of year	$110,399
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(8,095)
Conversion of EQR restricted shares to LTIP Units	3,934
Equity compensation associated with Units – Limited Partners	2,734
Net income available to Units – Limited Partners	36,275
Units – Limited Partners distributions	(13,777)
Change in carrying value of Redeemable Limited Partners	(11,281)
Adjustment for Limited Partners ownership in Operating Partnership	597

Balance, end of period	$120,786

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(57,818)
Accumulated other comprehensive (loss) – derivative instruments:
Unrealized holding (losses) arising during the period	(130,367)
Losses reclassified into earnings from other comprehensive income	2,842
Accumulated other comprehensive income – other instruments:
Unrealized holding gains arising during the period	311

Balance, end of period	$(185,032)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands)

(Unaudited)

Nine Months Ended September 30, 2011
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$7,991
Net income attributable to Noncontrolling Interests	418
Contributions by Noncontrolling Interests	64
Distributions to Noncontrolling Interests	(922)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(8,025)
Other	(1,240)

Balance, end of period	$(1,714)

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

EQR is the general partner of, and as of September 30, 2011 owned an approximate 95.6% ownership interest in ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of September 30, 2011, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 417 properties located in 15 states and the District of Columbia consisting of 119,011 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	394	110,194
Partially Owned Properties – Consolidated	21	3,916
Military Housing	2	4,901

	417	119,011

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Deferred tax assets and liabilities applicable to the TRS entities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected amortization of goodwill, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of September 30, 2011, the Company has recorded a deferred tax asset of approximately $38.7 million, which is fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.

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

The Company is the controlling partner in various consolidated partnerships owning 21 properties and 3,916 apartment units and various completed and uncompleted development properties having a negative noncontrolling interest book value of $1.7 million at September 30, 2011. The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning six properties. These six partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of September 30, 2011, the Company estimates the value of Noncontrolling Interest distributions for these six properties would have been approximately $32.9 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the six Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on September 30, 2011 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company’s

Partially Owned Properties is subject to change. To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

Effective January 1, 2011, companies are required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements. This does not have a material effect on the Company’s consolidated results of operations or financial position. See Note 9 for further discussion.

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

Effective January 1, 2009, issuers of certain convertible debt instruments that may be settled in cash on conversion were required to separately account for the liability and equity components of the instrument in a manner that reflects each issuer’s nonconvertible debt borrowing rate. As the Company was required to apply this retrospectively, the accounting for its $650.0 million 3.85% convertible unsecured notes that were issued in August 2006 with a final maturity in August 2026 was affected. On August 18, 2011, the Company redeemed these notes at par ($482.5 million was outstanding on August 18, 2011) and no premium was paid. The Company recognized $11.8 million and $13.9 million in interest expense related to the stated coupon rate of 3.85% for the nine months ended September 30, 2011 and 2010, respectively. The amount of the conversion option as of the date of issuance calculated by the Company using a 5.80% effective interest rate was $44.3 million and was amortized to interest expense over the expected life of the convertible notes (through the first put date on August 18, 2011). Total amortization of the cash discount and conversion option discount on the unsecured notes resulted in a reduction to earnings of approximately $5.0 million and $5.8 million, respectively, or $0.02 per share/Unit and $0.02 per share/Unit, respectively, for the nine months ended September 30, 2011 and 2010, and will result in a reduction to earnings of approximately $5.0 million or $0.02 per share/Unit during the full year of 2011. In addition, the Company decreased the January 1, 2009 balance of retained earnings (included in general partner’s capital in the Operating Partnership’s financial statements) by $27.0 million, decreased the January 1, 2009 balance of notes by $17.3 million and increased the January 1, 2009 balance of paid in capital (included in general partner’s capital in the Operating Partnership’s financial statements) by $44.3 million. The carrying amount of the conversion option remaining in paid in capital (included in general partner’s capital in the Operating Partnership’s financial statements) was $44.3 million at both September 30, 2011 and December 31, 2010. The cash and conversion option discounts were fully amortized at September 30, 2011 and the unamortized cash and conversion option discounts totaled $5.0 million at December 31, 2010.

3.	Equity, Capital and Other Interests

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and Long-Term Incentive Plan (“LTIP”) Units) for the nine months ended September 30, 2011:

2011
Common Shares
Common Shares outstanding at January 1,	290,197,242
Common Shares Issued:
Conversion of OP Units	324,649
Issuance of Common Shares	3,038,980
Exercise of share options	2,914,476
Employee Share Purchase Plan (ESPP)	98,766
Restricted share grants, net	148,708
Common Shares Other:
Conversion of restricted shares to LTIP Units	(101,988)

Common Shares outstanding at September 30,	296,620,833

Units
Units outstanding at January 1,	13,612,037
LTIP Units, net	120,112
Conversion of restricted shares to LTIP Units	101,988
Conversion of OP Units to Common Shares	(324,649)

Units outstanding at September 30,	13,509,488

Total Common Shares and Units outstanding at September 30,	310,130,321

Units Ownership Interest in Operating Partnership	4.4%

The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of LTIP Units, are collectively referred to as the “Noncontrolling Interests – Operating Partnership”. Subject to certain exceptions (including the “book-up” requirements of LTIP Units), the Noncontrolling Interests – Operating Partnership may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Noncontrolling Interests – Operating Partnership (including redeemable interests) is allocated based on the number of Noncontrolling Interests – Operating Partnership Units in total in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total plus the number of Common Shares. Net income is allocated to the Noncontrolling Interests – Operating Partnership based on the weighted average ownership percentage during the period.

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

The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at September 30, 2011 and December 31, 2010.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of September 30, 2011, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $378.8 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the change in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the nine months ended September 30, 2011 (amounts in thousands):

2011
Balance at January 1,	$383,540
Change in market value	(16,023)
Change in carrying value	11,281

Balance at September 30,	$378,798

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

The following table presents the Company’s issued and outstanding Preferred Shares as of September 30, 2011 and December 31, 2010:

		Annual	Amounts in thousands
	Redemption Date (1)	Dividend per Share (2)	September 30, 2011	December 31, 2010
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at September 30, 2011 and December 31, 2010	12/10/26	$4.145	$50,000	$50,000
6.48% Series N Cumulative Redeemable Preferred; liquidation value $250 per share; 600,000 shares issued and outstanding at September 30, 2011 and December 31, 2010 (3)	6/19/08	$16.20	150,000	150,000

			$200,000	$200,000

(1)	On or after the redemption date, redeemable preferred shares (Series K and N) may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.
(2)	Dividends on all series of Preferred Shares are payable quarterly at various pay dates. The dividend listed for Series N is a Preferred Share rate and the equivalent Depositary Share annual dividend is $1.62 per share.
(3)	The Series N Preferred Shares have a corresponding depositary share that consists of ten times the number of shares and one-tenth the liquidation value and dividend per share.

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the nine months ended September 30, 2011:

2011
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	303,809,279
Issued to General Partner:
Issuance of OP Units	3,038,980
Exercise of EQR share options	2,914,476
EQR’s Employee Share Purchase Plan (ESPP)	98,766
EQR restricted share grants, net	148,708
Issued to Limited Partners:
LTIP Units, net	120,112

General and Limited Partner Units outstanding at September 30,	310,130,321

Limited Partner Units
Limited Partner Units outstanding at January 1,	13,612,037
Limited Partner LTIP Units, net	120,112
Conversion of EQR restricted shares to LTIP Units	101,988
Conversion of Limited Partner OP Units to EQR Common Shares	(324,649)

Limited Partner Units outstanding at September 30,	13,509,488

Limited Partner Units Ownership Interest in Operating Partnership	4.4%

The Limited Partners of the Operating Partnership as of September 30, 2011 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of LTIP Units. Subject to certain exceptions (including the “book-up” requirements of LTIP Units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units. Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.

The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR. Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.

The Limited Partner Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at September 30, 2011 and December 31, 2010.

The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total. Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above. As of September 30, 2011, the Redeemable Limited Partner Units have a redemption value of approximately $378.8 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Limited Partner Units.

The following table presents the change in the redemption value of the Redeemable Limited Partners for the nine months ended September 30, 2011 (amounts in thousands):

2011
Balance at January 1,	$383,540
Change in market value	(16,023)
Change in carrying value	11,281

Balance at September 30,	$378,798

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

The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of September 30, 2011 and December 31, 2010:

	Redemption Date (1)	Annual Dividend per Unit (2)	Amounts in thousands
			September 30, 2011	December 31, 2010
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at September 30, 2011 and December 31, 2010	12/10/26	$4.145	$50,000	$50,000
6.48% Series N Cumulative Redeemable Preference Units; liquidation value $250 per unit; 600,000 units issued and outstanding at September 30, 2011 and December 31, 2010 (3)	6/19/08	$16.20	150,000	150,000

			$200,000	$200,000

(1)	On or after the redemption date, redeemable preference units (Series K and N) may be redeemed for cash at the option of the Operating Partnership, in whole or in part, at a redemption price equal to the liquidation price per unit, plus accrued and unpaid distributions, if any, in conjunction with the concurrent redemption of the corresponding Company Preferred Shares.
(2)	Dividends on all series of Preference Units are payable quarterly at various pay dates. The dividend listed for Series N is a Preference Unit rate and the equivalent depositary unit annual dividend is $1.62 per unit.
(3)	The Series N Preference Units have a corresponding depositary unit that consists of ten times the number of units and one-tenth the liquidation value and dividend per unit.

Other

In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell up to 17.0 million Common Shares from time to time over the next three years into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). During the nine months ended September 30, 2011, EQR issued approximately 3.0 million Common Shares at an average price of $50.84 per share for total consideration of approximately $154.5 million through the ATM program. Concurrent with these transactions, ERPOP issued approximately 3.0 million OP Units to EQR. EQR has not issued any shares under this program since January 13, 2011. Including its February 2011 prospectus supplement which added approximately 5.7 million Common Shares, EQR has 10.0 million Common Shares remaining available for issuance under the ATM program as of September 30, 2011.

On June 16, 2011, the shareholders of EQR approved the Company’s 2011 Share Incentive Plan (the “2011 Plan”). The 2011 Plan reserved 12,980,741 Common Shares for issuance. In conjunction with the approval of the 2011 Plan, no further awards may be granted under the 2002 Share Incentive Plan. The 2011 Plan expires on June 16, 2021.

EQR has a share repurchase program authorized by the Board of Trustees under which it has authorization to repurchase up to $464.6 million of its shares as of September 30, 2011. No shares were repurchased during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, the Company acquired all of its partner’s interest in three consolidated partially owned properties consisting of 1,351 apartment units for $12.8 million. In conjunction with these transactions, the Company reduced paid in capital (included in general partner’s capital in the Operating Partnership’s financial statements) by $4.8 million and Noncontrolling Interests – Partially Owned Properties by $8.0 million.

4.	Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of September 30, 2011 and December 31, 2010 (amounts in thousands):

	September 30, 2011	December 31, 2010
Land	$4,158,288	$4,110,275
Depreciable property:
Buildings and improvements	13,822,345	13,995,121
Furniture, fixtures and equipment	1,233,225	1,231,391
Projects under development:
Land	26,772	28,260
Construction-in-progress	92,661	102,077
Land held for development:
Land	162,355	198,465
Construction-in-progress	43,121	36,782

Investment in real estate	19,538,767	19,702,371
Accumulated depreciation	(4,405,479)	(4,337,357)

Investment in real estate, net	$15,133,288	$15,365,014

During the nine months ended September 30, 2011, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated	10	2,529	$701,748
Land Parcels (three) (1)	—	—	18,450
Other (2)	—	—	11,750

Total	10	2,529	$731,948

(1)	Includes entry into a long-term ground lease for a land parcel in New York City.
(2)	Represents the acquisition of a 97,000 square foot commercial building adjacent to our Harbor Steps apartment property in downtown Seattle for potential redevelopment.

During the nine months ended September 30, 2011, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	45	13,528	$1,383,414
Land Parcel (one) (1)	—	—	22,786

Total	45	13,528	$1,406,200

(1)	Represents the sale of a land parcel, on which the Company no longer planned to develop, in suburban Washington, D.C.

The Company recognized a net gain on sales of discontinued operations of approximately $759.1 million and a net gain on sales of land parcels of approximately $4.2 million on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate

In addition to the properties that were subsequently acquired as discussed in Note 14, the Company has entered into separate agreements to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties	6	2,466	$354,825
Land Parcels (seven)	—	—	157,987

Total	6	2,466	$512,812

In addition to the property that was subsequently disposed of as discussed in Note 14, the Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties	4	351	$15,550

Total	4	351	$15,550

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following tables and information summarize the Company’s investments in partially owned entities as of September 30, 2011 (amounts in thousands except for project and apartment unit amounts):

	Consolidated
	Development Projects (VIEs)
	Held for and/or Under Development	Completed and Stabilized	Other	Total
Total projects (1)	—	2	19	21

Total apartments units (1)	—	441	3,475	3,916

Balance sheet information at 9/30/11 (at 100%):
ASSETS
Investment in real estate	$25,071	$114,570	$447,939	$587,580
Accumulated depreciation	—	(11,186)	(140,444)	(151,630)

Investment in real estate, net	25,071	103,384	307,495	435,950
Cash and cash equivalents	1,643	1,578	11,078	14,299
Deposits – restricted	—	2,367	15,177	17,544
Escrow deposits – mortgage	—	50	—	50
Deferred financing costs, net	—	119	1,187	1,306
Other assets	89	132	136	357

Total assets	$26,803	$107,630	$335,073	$469,506

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable	$—	$84,153	$200,337	$284,490
Accounts payable & accrued expenses	179	1,327	2,960	4,466
Accrued interest payable	—	258	720	978
Other liabilities	1,274	47	2,862	4,183
Security deposits	—	110	1,482	1,592

Total liabilities	1,453	85,895	208,361	295,709

Noncontrolling Interests – Partially Owned Properties	2,243	1,079	(5,036)	(1,714)
Company equity/General and Limited Partners’ Capital	23,107	20,656	131,748	175,511

Total equity/capital	25,350	21,735	126,712	173,797

Total liabilities and equity/capital	$26,803	$107,630	$335,073	$469,506

Debt – Secured (2):
Company/Operating Partnership Ownership (3)	$—	$84,153	$159,068	$243,221
Noncontrolling Ownership	—	—	41,269	41,269

Total (at 100%)	$—	$84,153	$200,337	$284,490

	Consolidated
	Development Projects (VIEs)
	Held for and/or Under Development	Completed and Stabilized	Other	Total
Operating information for the nine months ended 9/30/11 (at 100%):
Operating revenue	$—	$6,649	$43,016	$49,665
Operating expenses	207	3,083	14,487	17,777

Net operating (loss) income	(207)	3,566	28,529	31,888
Depreciation	—	3,121	11,256	14,377
General and administrative/other	115	6	50	171

Operating (loss) income	(322)	439	17,223	17,340
Interest and other income	5	5	10	20
Other expenses	(289)	—	(39)	(328)
Interest:
Expense incurred, net	(399)	(2,465)	(8,948)	(11,812)
Amortization of deferred financing costs	—	(202)	(341)	(543)

(Loss) income before income and other taxes and net gains on sales of land parcels and discontinued operations	(1,005)	(2,223)	7,905	4,677
Income and other tax (expense) benefit	(57)	—	(6)	(63)
Net gain on sales of land parcels	4,217	—	—	4,217
Net gain on sales of discontinued operations	169	—	13,265	13,434

Net income (loss)	$3,324	$(2,223)	$21,164	$22,265

(1)	Project and apartment unit counts exclude all uncompleted development projects until those projects are substantially completed.
(2)	All debt is non-recourse to the Company.
(3)	Represents the Company’s/Operating Partnership’s current economic ownership interest.

The Company admitted an 80% institutional partner to two separate entities/transactions (one in December 2010 and the other in August 2011), each owning a developable land parcel, in exchange for $40.1 million in cash and retained a 20% equity interest in both of these entities. These land parcels are now unconsolidated. Total project costs are approximately $232.8 million and construction will be predominantly funded with long-term, non-recourse secured loans from the partner. While the Company is the managing member of both of the joint ventures, is responsible for constructing both of the projects and has given certain construction cost overrun guarantees, all major decisions are made jointly, the large majority of funding is provided by the partner and the partner has significant involvement in and oversight of the ongoing projects. The Company’s remaining funding obligations are currently estimated at approximately $6.6 million.

The Company is the controlling partner in various consolidated partnership properties and development properties having a negative noncontrolling interest book value of $1.7 million at September 30, 2011. The Company has identified its development partnerships as VIEs as the Company provides substantially all of the capital for these ventures (other than third party mortgage debt, if any) despite the fact that each partner legally owns 50% of each venture. The Company is the primary beneficiary as it exerts the most significant power over the ventures, absorbs the majority of the expected losses and has the right to receive a majority of the expected residual returns. The assets net of liabilities of the Company’s VIEs are restricted in their use to the specific VIE to which they relate and are not available for general corporate use. The Company does not have any unconsolidated VIEs.

7.	Deposits – Restricted

The following table presents the Company’s restricted deposits as of September 30, 2011 and December 31, 2010 (amounts in thousands):

	September 30, 2011	December 31, 2010
Tax–deferred (1031) exchange proceeds	$303,762	$103,887
Earnest money on pending acquisitions	19,559	9,264
Restricted deposits on debt	2,371	18,966
Resident security and utility deposits	39,421	40,745
Other	4,348	8,125

Totals	$369,461	$180,987

8.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. EQR guarantees the Operating Partnership’s $500.0 million unsecured senior term loan and also guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.

Mortgage Notes Payable

As of September 30, 2011, the Company had outstanding mortgage debt of approximately $4.1 billion.

During the nine months ended September 30, 2011, the Company:

•	Repaid $871.5 million of mortgage loans;

•	Obtained $152.9 million of new mortgage loan proceeds; and

•	Assumed $99.1 million of mortgage debt on three acquired properties.

The Company recorded approximately $4.1 million of write-offs of unamortized deferred financing costs during the nine months ended September 30, 2011 as additional interest expense related to debt extinguishment of mortgages.

As of September 30, 2011, the Company had $411.2 million of secured debt subject to third party credit enhancement.

As of September 30, 2011, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through September 1, 2048. At September 30, 2011, the interest rate range on the Company’s mortgage debt was 0.14% to 11.25%. During the nine months ended September 30, 2011, the weighted average interest rate on the Company’s mortgage debt was 4.83%.

Notes

As of September 30, 2011, the Company had outstanding unsecured notes of approximately $4.6 billion.

During the nine months ended September 30, 2011, the Company:

•	Repaid $93.1 million of 6.95% unsecured notes at maturity;

•	Exercised the second of its two one-year extension options for its $500.0 million term loan facility and as a result, the maturity date is now October 5, 2012; and

•	Redeemed $482.5 million of its 3.85% exchangeable unsecured notes with a final maturity of 2026 at par and no premium was paid.

As of September 30, 2011, scheduled maturities for the Company’s outstanding notes were at various dates through 2026. At September 30, 2011, the interest rate range on the Company’s notes was 0.74% to 7.57%. During the nine months ended September 30, 2011, the weighted average interest rate on the Company’s notes was 5.16%.

Lines of Credit

In July 2011, the Company replaced its then existing unsecured revolving credit facility with a new $1.25 billion unsecured revolving credit facility maturing on July 13, 2014, subject to a one-year extension option exercisable by the

Company. The Company has the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The interest rate on advances under the new credit facility will generally be LIBOR plus a spread (currently 1.15%) and the Company pays an annual facility fee of 0.2%. Both the spread and the facility fee are dependent on the credit rating of the Company’s long-term debt. This facility replaced the Company’s existing $1.425 billion facility which was scheduled to mature in February 2012. The Company wrote-off $0.2 million in unamortized deferred financing costs related to the old facility.

As of September 30, 2011, the amount available on the credit facility was $1.14 billion (net of $85.9 million which was restricted/dedicated to support letters of credit and net of $26.0 million outstanding). During the nine months ended September 30, 2011, the weighted average interest rate was 1.32%.

9.	Derivative and Other Fair Value Instruments

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

The carrying values of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $4.1 billion and $4.6 billion, respectively, at September 30, 2011. The fair values of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $4.4 billion and $5.0 billion, respectively, at September 30, 2011. The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, lines of credit, derivative instruments and investment securities) including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.

The following table summarizes the Company’s consolidated derivative instruments at September 30, 2011 (dollar amounts are in thousands):

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

In June 2011, the Company’s remaining development cash flow hedge matured.

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

The Company’s derivative positions are valued using models developed by the respective counterparty as well as models developed internally by the Company that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). Employee holdings other than Common Shares within the supplemental executive retirement plan (the “SERP”) are valued using quoted market prices for identical assets and are included in other assets and other liabilities on the consolidated balance sheet. The Company’s investment securities are valued using quoted market prices or readily available market interest rate data. Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are valued using the quoted market price of Common Shares.

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying Consolidated Balance Sheets at September 30, 2011 and December 31, 2010:

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	9/30/2011	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$10,581	$—	$10,581	$—
Supplemental Executive Retirement Plan	Other Assets	66,444	66,444	—	—
Available-for-Sale Investment Securities	Other Assets	1,505	1,505	—	—

Total		$78,530	$67,949	$10,581	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$166,169	$—	$166,169	$—
Supplemental Executive Retirement Plan	Other Liabilities	66,444	66,444	—	—

Total		$232,613	$66,444	$166,169	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$378,798	$—	$378,798	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2010	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$12,521	$—	$12,521	$—
Forward Starting Swaps	Other Assets	3,276	—	3,276	—
Supplemental Executive Retirement Plan	Other Assets	58,132	58,132	—	—
Available-for-Sale Investment Securities	Other Assets	1,194	1,194	—	—

Total		$75,123	$59,326	$15,797	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$37,756	$—	$37,756	$—
Development Cash Flow Hedges	Other Liabilities	1,322	—	1,322	—
Supplemental Executive Retirement Plan	Other Liabilities	58,132	58,132	—	—

Total		$97,210	$58,132	$39,078	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$383,540	$—	$383,540	$—

The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010, respectively (amounts in thousands):

September 30, 2011 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,940)	Fixed rate debt	Interest expense	$1,940

Total		$(1,940)			$1,940

September 30, 2010 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$9,842	Fixed rate debt	Interest expense	$(9,842)

Total		$9,842			$(9,842)

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
September 30, 2011 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$(131,689)	Interest expense	$(2,842)	N/A	$—
Development Interest Rate Swaps/Caps	1,322	Interest expense	—	N/A	—

Total	$(130,367)		$(2,842)		$—

	Effective Portion			Ineffective Portion
September 30. 2010 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$(124,908)	Interest expense	$(2,379)	N/A	$—
Development Interest Rate Swaps/Caps	1,436	Interest expense	—	N/A	—

Total	$(123,472)		$(2,379)		$—

As of September 30, 2011 and December 31, 2010, there were approximately $185.9 million and $58.3 million in deferred losses, net, included in accumulated other comprehensive (loss), respectively, related to derivative instruments. Based on the estimated fair values of the net derivative instruments at September 30, 2011, the Company may recognize an estimated $4.4 million of accumulated other comprehensive (loss) as additional interest expense during the twelve months ending September 30, 2012.

The following table sets forth the maturity, amortized cost, gross unrealized gains and losses, book/fair value and interest and other income of the various investment securities held as of September 30, 2011 (amounts in thousands):

		Other Assets
Security	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Book/ Fair Value	Interest and Other Income
Available-for-Sale Investment Securities	N/A	$675	$830	$—	$1,505	$—

Total		$675	$830	$—	$1,505	$—

10.	Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2011	2010	2011	2010
Numerator for net income per share – basic:
Income (loss) from continuing operations	$47,908	$(32,667)	$35,491	$(295)
Allocation to Noncontrolling Interests – Operating Partnership, net	(1,648)	2,042	(1,371)	173
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(418)	623	(387)	188
Preferred distributions	(10,399)	(10,855)	(3,466)	(3,617)

Income (loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	35,443	(40,857)	30,267	(3,551)
Discontinued operations, net of Noncontrolling Interests	745,261	124,229	74,115	28,717

Numerator for net income per share – basic	$780,704	$83,372	$104,382	$25,166

Numerator for net income per share – diluted (1):
Income from continuing operations	$47,908		$35,491
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(418)		(387)
Preferred distributions	(10,399)		(3,466)

Income from continuing operations available to Common Shares	37,091		31,638
Discontinued operations, net	779,888		77,486

Numerator for net income per share – diluted (1)	$816,979	$83,372	$109,124	$25,166

Denominator for net income per share – basic and diluted (1):
Denominator for net income per share – basic	294,474	281,867	295,831	282,717
Effect of dilutive securities:
OP Units	13,231		13,053
Long-term compensation shares/units	4,203		3,960

Denominator for net income per share – diluted (1)	311,908	281,867	312,844	282,717

Net income per share – basic	$2.65	$0.30	$0.35	$0.09

Net income per share – diluted	$2.62	$0.30	$0.35	$0.09

Net income per share – basic:
Income (loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	$0.120	$(0.145)	$0.102	$(0.013)
Discontinued operations, net of Noncontrolling Interests	2.531	0.441	0.251	0.102

Net income per share – basic	$2.651	$0.296	$0.353	$0.089

Net income per share – diluted (1):
Income (loss) from continuing operations available to Common Shares	$0.119	$(0.145)	$0.101	$(0.013)
Discontinued operations, net	2.500	0.441	0.248	0.102

Net income per share – diluted	$2.619	$0.296	$0.349	$0.089

(1)	Potential common shares issuable from the assumed conversion of OP Units and the exercise/vesting of long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per share calculation as the Company had a loss from continuing operations for the nine months and quarter ended September 30, 2010.

Convertible preferred shares/units that could be converted into 0 and 396,098 weighted average Common Shares for the nine months ended September 30, 2011 and 2010, respectively, and 0 and 393,724 weighted average Common Shares for the quarters ended September 30, 2011 and 2010, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. In addition, the effect of the Common Shares that could ultimately have been issued upon the conversion/exchange of the Company’s $650.0 million exchangeable senior notes ($482.5 million outstanding were redeemed on August 18, 2011) was not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2011	2010	2011	2010
Numerator for net income per Unit – basic and diluted (1):
Income (loss) from continuing operations	$47,908	$(32,667)	$35,491	$(295)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(418)	623	(387)	188
Allocation to Preference Units	(10,399)	(10,855)	(3,466)	(3,617)

Income (loss) from continuing operations available to Units	37,091	(42,899)	31,638	(3,724)
Discontinued operations, net	779,888	130,438	77,486	30,121

Numerator for net income per Unit – basic and diluted (1)	$816,979	$87,539	$109,124	$26,397

Denominator for net income per Unit – basic and diluted (1):
Denominator for net income per Unit – basic	307,705	295,572	308,884	296,348
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	4,203		3,960

Denominator for net income per Unit – diluted (1)	311,908	295,572	312,844	296,348

Net income per Unit – basic	$2.65	$0.30	$0.35	$0.09

Net income per Unit – diluted	$2.62	$0.30	$0.35	$0.09

Net income per Unit – basic:
Income (loss) from continuing operations available to Units	$0.120	$(0.145)	$0.102	$(0.013)
Discontinued operations, net	2.531	0.441	0.251	0.102

Net income per Unit – basic	$2.651	$0.296	$0.353	$0.089

Net income per Unit – diluted (1):
Income (loss) from continuing operations available to Units	$0.119	$(0.145)	$0.101	$(0.013)
Discontinued operations, net	2.500	0.441	0.248	0.102

Net income per Unit – diluted	$2.619	$0.296	$0.349	$0.089

(1)	Potential Units issuable from the assumed exercise/vesting of the Company’s long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per Unit calculation as the Operating Partnership had a loss from continuing operations for the nine months and quarter ended September 30, 2010.

Convertible preference interests/units that could be converted into 0 and 396,098 weighted average Common Shares (which would be contributed to the Operating Partnership in exchange for OP Units) for the nine months ended September 30, 2011 and 2010, respectively, and 0 and 393,724 weighted average Common Shares (which would be contributed to the Operating Partnership in exchange for OP Units) for the quarters ended September 30, 2011 and 2010, respectively, were outstanding but were not included in the computation of diluted earnings per Unit because the effects would be anti-dilutive. In addition, the effect of the Common Shares/OP Units that could ultimately have been issued upon the conversion/exchange of the Company’s $650.0 million exchangeable senior notes ($482.5 million outstanding were redeemed on August 18, 2011) was not included in the computation of diluted earnings per Unit because the effects would be anti-dilutive.

11.	Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of and all properties held for sale, if any.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during the nine months and quarters ended September 30, 2011 and 2010 (amounts in thousands).

	Nine Months Ended September 30,		Quarter Ended September 30,
	2011	2010	2011	2010
REVENUES
Rental income	$87,279	$213,221	$3,764	$75,310

Total revenues	87,279	213,221	3,764	75,310

EXPENSES (1)
Property and maintenance	46,177	85,544	2,202	31,051
Real estate taxes and insurance	5,369	17,162	151	5,619
Depreciation	14,344	43,873	901	15,701
General and administrative	49	32	2	13

Total expenses	65,939	146,611	3,256	52,384

Discontinued operating income	21,340	66,610	508	22,926
Interest and other income	140	640	42	7
Interest (2):
Expense incurred, net	(83)	(6,032)	(21)	(2,056)
Amortization of deferred financing costs	(640)	(252)	—	(28)
Income and other tax (expense) benefit	31	(66)	93	(13)

Discontinued operations	20,788	60,900	622	20,836
Net gain on sales of discontinued operations	759,100	69,538	76,864	9,285

Discontinued operations, net	$779,888	$130,438	$77,486	$30,121

(1)	Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Company’s period of ownership.
(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.

For the properties sold during the nine months ended September 30, 2011, the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2010 were $623.7 million and $50.9 million, respectively.

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

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at September 30, 2011. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

The Company had established a reserve and recorded a corresponding reduction to its net gain on sales of discontinued operations related to potential liabilities associated with its condominium conversion activities. The reserve covered potential product liability related to each conversion. The Company periodically assessed the adequacy of the reserve and made adjustments as necessary. During the nine months ended September 30, 2011, the Company recorded additional reserves of approximately $0.1 million, paid approximately $2.3 million in settlements and legal fees and released approximately $1.1 million of remaining reserves. No amounts remain accrued at September 30, 2011 as the Company does not believe it has material exposure remaining for its past condominium conversion activities.

As of September 30, 2011, the Company has four consolidated projects totaling 747 apartment units in various stages of development with commitments to fund of approximately $117.1 million and estimated completion dates ranging through September 30, 2013, as well as other completed development projects that are in various stages of lease up or are stabilized. The consolidated projects under development are being developed solely by the Company, while certain completed development projects were either developed solely by the Company or co-developed with various third party development partners. The development venture agreements with partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The partner is most often the “general” or “managing” partner of the development venture. The typical buy-sell arrangements contain appraisal rights and provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interest in the project at fair market value upon the expiration of a negotiated time period (typically two to five years after substantial completion of the project).

As of September 30, 2011, the Company has two unconsolidated projects totaling 945 apartment units under development with commitments to fund of approximately $6.6 million and estimated completion dates ranging through June 30, 2013. While the Company is the managing member of both of the joint ventures, is responsible for constructing both projects and has given certain construction cost overrun guarantees, all major decisions are made jointly, the large majority of funding is provided by the partner and the partner has significant involvement in and oversight of the ongoing projects. The buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events (including at stabilization) described in the development venture agreements.

13.	Reportable Segments

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

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the nine months and quarters ended September 30, 2011 and 2010, respectively.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations). The Company believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Company’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the nine months and quarters ended September 30, 2011 and 2010, respectively, as well as total assets at September 30, 2011 (amounts in thousands):

	Nine Months Ended September 30, 2011
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$440,444	$255,986	$266,938	$320,840	$—	$1,284,208
Non-same store/other (2) (3)	113,008	28,544	11,283	30,069	3,286	186,190

Total rental income	553,452	284,530	278,221	350,909	3,286	1,470,398
Operating expenses:
Same store (1)	160,900	91,053	106,223	109,768	—	467,944
Non-same store/other (2) (3)	43,631	10,911	4,162	12,257	6,308	77,269

Total operating expenses	204,531	101,964	110,385	122,025	6,308	545,213
NOI:
Same store (1)	279,544	164,933	160,715	211,072	—	816,264
Non-same store/other (2) (3)	69,377	17,633	7,121	17,812	(3,022)	108,921

Total NOI	$348,921	$182,566	$167,836	$228,884	$(3,022)	$925,185

Total assets	$6,313,643	$2,656,529	$2,514,066	$3,230,549	$1,042,030	$15,756,817

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2010, less properties subsequently sold, which represented 102,129 apartment units.
(2)	Non-same store primarily includes properties acquired after January 1, 2010, plus any properties in lease-up and not stabilized as of January 1, 2010.
(3)	Other includes development, condominium conversion overhead of $0.3 million and other corporate operations.

	Nine Months Ended September 30, 2010
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$417,347	$240,767	$256,307	$310,950	$—	$1,225,371
Non-same store/other (2) (3)	64,743	10,698	6,429	7,629	(3,493)	86,006

Total rental income	482,090	251,465	262,736	318,579	(3,493)	1,311,377
Operating expenses:
Same store (1)	158,351	91,045	106,245	113,510	—	469,151
Non-same store/other (2) (3)	34,241	4,531	2,728	3,490	9,852	54,842

Total operating expenses	192,592	95,576	108,973	117,000	9,852	523,993
NOI:
Same store (1)	258,996	149,722	150,062	197,440	—	756,220
Non-same store/other (2) (3)	30,502	6,167	3,701	4,139	(13,345)	31,164

Total NOI	$289,498	$155,889	$153,763	$201,579	$(13,345)	$787,384

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2010, less properties subsequently sold, which represented 102,129 apartment units.
(2)	Non-same store primarily includes properties acquired after January 1, 2010, plus any properties in lease-up and not stabilized as of January 1, 2010.
(3)	Other includes development, condominium conversion overhead of $0.4 million and other corporate operations.

	Quarter Ended September 30, 2011
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$163,887	$91,663	$90,979	$110,779	$—	$457,308
Non-same store/other (2) (3)	27,889	6,657	3,773	10,862	2,541	51,722

Total rental income	191,776	98,320	94,752	121,641	2,541	509,030
Operating expenses:
Same store (1)	59,736	32,455	35,861	38,160	—	166,212
Non-same store/other (2) (3)	9,163	2,645	1,250	4,351	1,338	18,747

Total operating expenses	68,899	35,100	37,111	42,511	1,338	184,959
NOI:
Same store (1)	104,151	59,208	55,118	72,619	—	291,096
Non-same store/other (2) (3)	18,726	4,012	2,523	6,511	1,203	32,975

Total NOI	$122,877	$63,220	$57,641	$79,130	$1,203	$324,071

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to July 1, 2010, less properties subsequently sold, which represented 104,922 apartment units.
(2)	Non-same store primarily includes properties acquired after July 1, 2010, plus any properties in lease-up and not stabilized as of July 1, 2010.
(3)	Other includes development, condominium conversion overhead of $0.1 million and other corporate operations.

	Quarter Ended September 30, 2010
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$155,119	$84,969	$86,963	$106,457	$—	$433,508
Non-same store/other (2) (3)	12,963	2,158	2,002	2,537	(1,336)	18,324

Total rental income	168,082	87,127	88,965	108,994	(1,336)	451,832
Operating expenses:
Same store (1)	58,184	32,805	36,219	39,173	—	166,381
Non-same store/other (2) (3)	10,321	855	565	1,114	242	13,097

Total operating expenses	68,505	33,660	36,784	40,287	242	179,478
NOI:
Same store (1)	96,935	52,164	50,744	67,284	—	267,127
Non-same store/other (2) (3)	2,642	1,303	1,437	1,423	(1,578)	5,227

Total NOI	$99,577	$53,467	$52,181	$68,707	$(1,578)	$272,354

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to July 1, 2010, less properties subsequently sold, which represented 104,922 apartment units.
(2)	Non-same store primarily includes properties acquired after July 1, 2010, plus any properties in lease-up and not stabilized as of July 1, 2010.
(3)	Other includes development, condominium conversion overhead of $0.1 million and other corporate operations.

Note: Markets included in the above geographic segments are as follows:

(a)	Northeast – New England (excluding Boston), Boston, New York Metro, DC Northern Virginia and Suburban Maryland.

(b)	Northwest – Denver, Portland, San Francisco Bay Area and Seattle/Tacoma.

(c)	Southeast – Atlanta, Jacksonville, Orlando and South Florida.

(d)	Southwest – Inland Empire, Los Angeles, Orange County, Phoenix and San Diego.

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the nine months and quarters ended September 30, 2011 and 2010, respectively (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2011	2010	2011	2010
Rental income	$1,470,398	$1,311,377	$509,030	$451,832
Property and maintenance expense	(314,768)	(303,916)	(106,635)	(104,259)
Real estate taxes and insurance expense	(168,056)	(160,307)	(59,083)	(56,205)
Property management expense	(62,389)	(59,770)	(19,241)	(19,014)

Total operating expenses	(545,213)	(523,993)	(184,959)	(179,478)

Net operating income	$925,185	$787,384	$324,071	$272,354

14.	Subsequent Events/Other

Subsequent Events

Subsequent to September 30, 2011, the Company:

•	Acquired four properties containing 1,000 apartment units for $253.9 million;

•	Sold one property containing 385 apartment units for $30.1 million;

•	Assumed $27.6 million of mortgage debt in conjunction with the acquisition of one property;

•	Repaid $12.8 million in mortgage loans; and

•	Obtained $38.0 million of new mortgage loan proceeds.

Other

During the nine months ended September 30, 2011 and 2010, the Company incurred charges of $5.3 million and $6.0 million, respectively, related to property acquisition costs, such as survey, title and legal fees, on the acquisition of operating properties and $4.0 million and $3.5 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions. These costs, totaling $9.3 million and $9.5 million, respectively, are included in other expenses in the accompanying consolidated statements of operations.

During the nine months ended September 30, 2011, the Company received $4.5 million for the termination of its royalty participation in LRO/Rainmaker, a revenue management system, which is included in interest and other income in the accompanying consolidated statements of operations. During the nine months ended September 30, 2010, the Company received $5.2 million for the settlement of insurance/litigation claims, which is included in interest and other income in the accompanying consolidated statements of operations.

During the nine months ended September 30, 2011, the Company disposed of its corporate housing business for a sales price of approximately $4.0 million, of which the Company provided $2.0 million of seller financing to the buyer. The Company recognized a net gain on the sale of approximately $1.0 million.

In 2010, a portion of the parking garage collapsed at one of the Company’s rental properties (Prospect Towers in Hackensack, New Jersey). The Company estimates that the costs related to such collapse (both expensed and capitalized), including providing for residents’ interim needs, lost revenue and garage reconstruction, will be approximately $11.0 million, after insurance reimbursements of $12.0 million. Costs to rebuild the garage are capitalized as incurred. Other costs, like those to accommodate displaced residents, lost revenue due to a portion of the project being temporarily unavailable for occupancy and legal costs, reduce earnings as they are incurred. Generally, insurance proceeds are recorded as increases to earnings as they are received. During the nine months ended September 30, 2011, the Company received approximately $2.7 million in insurance proceeds which offset expenses of $1.6 million that were recorded relating to this loss and are included in real estate taxes and insurance on the consolidated statements of operations.

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

EQR is the general partner of, and as of September 30, 2011 owned an approximate 95.6% ownership interest in ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the

Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

The Company’s corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices in each of its markets. As of September 30, 2011, the Company had approximately 3,700 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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

The Company primarily sources the funds for new property acquisitions in its core markets with the proceeds from selling assets that are older or located in non-core markets. Since 2005, the Company has sold over 123,000 apartment units for an aggregate sales price of approximately $9.9 billion, acquired over 38,000 apartment units in its core markets for approximately $8.7 billion and began approximately $2.4 billion of development projects. We are currently seeking to acquire and develop assets primarily in the following targeted metropolitan areas: Boston, New York, Washington DC, South Florida, Southern California, San Francisco and Seattle. We also have investments (in the aggregate about 19.6% of our NOI at September 30, 2011) in other markets including Denver, Atlanta, Phoenix, New England (excluding Boston), Orlando and Jacksonville but do not currently intend to acquire or develop new assets in these markets.

As part of its strategy, the Company purchases completed and fully occupied apartment properties, partially completed or partially occupied properties or land on which apartment properties can be constructed. We intend to hold a diversified portfolio of assets across our target markets. As of September 30, 2011, no single metropolitan area accounted for more than 16.2% of our NOI, though no guarantee can be made that NOI concentration may not increase in the future.

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

Current Environment

We expect strong growth in full year same store revenue (anticipated increase of 5.0%) and full year NOI (anticipated increase of 7.7%) and are optimistic that the strength in fundamentals realized in 2010 and to date in 2011 will be sustained for the foreseeable future. Despite recent signs of weakness in the overall economy, our business continues to perform well and forward demand indicators such as rental applications and e-leads are better than the same time last year.

The Company continues to sell non-core assets and reduce its exposure to non-core markets as we believe these assets do not fit into our long term plans and we can sell them for prices that we believe are favorable. Through September 30, 2011, we have sold 45 consolidated properties consisting of 13,528 apartment units for $1.38 billion. The majority of our anticipated $1.4 billion in 2011 dispositions occurred in the first half of 2011 ($1.17 billion for the first six months of 2011). The Company’s decision to accelerate the timing and increase the volume of dispositions combined with limited opportunities to reinvest the cash proceeds and/or reinvestment of the cash proceeds in assets with lower cap rates (see definition below) is dilutive to our per share results despite our strong operating performance. The Company defines dilution from transactions as the lost NOI from sales proceeds that were not reinvested in other apartment properties or were reinvested in properties with a lower cap rate. The dispositions generated a significant amount of cash, which combined with the Company’s new unsecured revolving credit facility, allowed us to defer an unsecured debt offering that was previously targeted for the third quarter of 2011. The Company does not expect to sell a material amount of assets in the fourth quarter of 2011 due to tax and reinvestment considerations.

Competition for the properties we are interested in acquiring is significant due to the overall improvement in market fundamentals. Based on our anticipated $1.25 billion in 2011 acquisitions, a slightly greater share should occur during the latter half of the year and approximately one-third are expected to occur in the fourth quarter. We believe our access to capital, our ability to execute large, complex transactions and our ability to efficiently stabilize large scale lease up properties provide us with a competitive advantage. The Company acquired ten consolidated properties consisting of 2,529 apartment units for $701.7 million, one commercial building for potential redevelopment for $11.8 million, two land parcels for $18.5 million and entered into a long-term ground lease on one land parcel during the nine months ended September 30, 2011.

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

We believe that cash and cash equivalents, securities readily convertible to cash, current availability on our revolving credit facility and disposition proceeds for 2011 will provide sufficient liquidity to meet our funding obligations relating to asset acquisitions, debt maturities and existing development projects through 2011. We expect that our remaining longer-term funding requirements will be met through some combination of new borrowings, equity issuances (including EQR’s ATM Common Share offering program), property dispositions, joint ventures and cash generated from operations.

There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac (the “Government Sponsored Enterprises” or “GSEs”). Through their lender originator networks, Fannie Mae and Freddie Mac are significant lenders both to the Company and to buyers of the Company’s properties. The two GSEs have a mandate to support multifamily housing through their financing activities. Any changes to their mandates or reductions in their size or the scale of their activities could have a significant impact on the Company and may, among other things, lead to lower values for our disposition assets and higher interest rates on our borrowings. Such changes may also provide an advantage to us by making the cost of financing single family home ownership more expensive and provide us a competitive advantage given the size of our balance sheet and the multiple sources of capital to which we have access.

We believe that the Company is well-positioned as of September 30, 2011 because our properties are geographically diverse and were approximately 95.2% occupied (95.6% on a same store basis), little new multifamily rental supply will be added to most of our markets over the next several years and the long-term demographic picture is positive. We believe our strong balance sheet and ample liquidity will allow us to fund our debt maturities and development costs in the near term, and should also allow us to take advantage of investment opportunities in the future. As economic conditions continue to improve, the short-term nature of our leases and the limited supply of new rental housing being constructed should allow us to realize revenue growth and improvement in our operating results.

The Company anticipates that growth in same store expenses comparing 2011 to 2010 will approximate an increase of 0.5% primarily due to modest increases in real estate tax rates and utility cost growth (same store expenses increased 0.9% for 2010 when compared with the same period in the prior year). This follows three consecutive years of excellent expense control (same store expenses declined 0.1% between 2009 and 2008 and grew 2.2% between 2008 and 2007 and 2.1% between 2007 and 2006). Effective expense controls have continued to date in 2011 as same store expenses declined 0.3% as compared to the same period in 2010.

The current environment information presented above is based on current expectations and is forward-looking.

Results of Operations

In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in strategically targeted markets during the nine months ended September 30, 2011 as follows:

•

Acquired $662.2 million of apartment properties consisting of nine consolidated properties and 2,434 apartment units at a weighted average cap rate (see definition below) of 5.1% and two land parcels for $18.5 million and entered into a long-term ground lease on one land parcel located in New York City, all of which we deem to be in our strategic targeted markets;

•	Acquired one unoccupied property in the San Francisco Bay Area in the third quarter of 2011 for $39.5 million consisting of 95 apartment units that is expected to stabilize at a 6.3% yield on cost;

•	Acquired a 97,000 square foot commercial building adjacent to our Harbor Steps apartment property in downtown Seattle for $11.8 million for potential redevelopment; and

•

Sold $1.4 billion of consolidated apartment properties consisting of 45 properties and 13,528 apartment units at a weighted average cap rate of 6.5% generating an unlevered internal rate of return (IRR), inclusive of management costs, of 11.0% and one land parcel for $22.8 million, the majority of which was in exit or less desirable markets.

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

Properties that the Company owned for all of both of the nine months ended September 30, 2011 and 2010 (the “Nine-Month 2011 Same Store Properties”), which represented 102,129 apartment units, and properties that the

Company owned for all of both of the quarters ended September 30, 2011 and 2010 (the “Third Quarter 2011 Same Store Properties”), which represented 104,922 apartment units, impacted the Company’s results of operations. Both the Nine-Month 2011 Same Store Properties and the Third Quarter 2011 Same Store Properties are discussed in the following paragraphs.

The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the nine months and quarters ended September 30, 2011 and 2010. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010

For the nine months ended September 30, 2011, the Company reported diluted earnings per share/Unit of $2.62 compared to $0.30 per share/Unit in the same period of 2010. The difference is primarily due to higher gains from property sales in 2011 vs. 2010 and higher total property net operating income driven by the positive impact of the Company’s same store and lease-up activity, partially offset by dilution from the Company’s 2010 and 2011 transaction activity.

For the nine months ended September 30, 2011, income from continuing operations increased approximately $80.6 million when compared to the nine months ended September 30, 2010. The increase in continuing operations is discussed below.

Revenues from the Nine-Month 2011 Same Store Properties increased $58.8 million primarily as a result of an increase in average rental rates charged to residents and an increase in occupancy. Expenses from the Nine-Month 2011 Same Store Properties decreased $1.2 million primarily due to a combination of increases and decreases in each category of operating expenses, including decreases in on-site payroll costs, leasing and advertising costs, insurance and repairs and maintenance expenses, partially offset by increases in property management costs, real estate taxes and utilities. The decrease in on-site payroll costs was offset by the increase in property management costs as a result of the creation of the Company’s central business group, which moved certain administrative functions off-site. The following tables provide comparative same store results and statistics for the Nine-Month 2011 Same Store Properties:

September YTD 2011 vs. September YTD 2010

Same Store Results/Statistics

$ in thousands (except for Average Rental Rate) – 102,129 Same Store Apartment Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
YTD 2011	$1,284,208	$467,944	$816,264	$1,468	95.3%	44.4%
YTD 2010	$1,225,371	$469,151	$756,220	$1,407	94.9%	44.0%

Change	$58,837	$(1,207)	$60,044	$61	0.4%	0.4%

Change	4.8%	(0.3%)	7.9%	4.3%

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.

The following table provides comparative same store operating expenses for the Nine-Month 2011 Same Store Properties:

September YTD 2011 vs. September YTD 2010

Same Store Operating Expenses

$ in thousands – 102,129 Same Store Apartment Units

	Actual YTD 2011	Actual YTD 2010	$ Change	% Change	% of Actual YTD 2011 Operating Expenses
Real estate taxes	$127,155	$125,516	$1,639	1.3%	27.2%
On-site payroll (1)	109,904	112,705	(2,801)	(2.5%)	23.5%
Utilities (2)	73,831	72,297	1,534	2.1%	15.8%
Repairs and maintenance (3)	67,958	68,653	(695)	(1.0%)	14.5%
Property management costs (4)	51,882	49,015	2,867	5.8%	11.1%
Insurance	14,621	15,530	(909)	(5.9%)	3.1%
Leasing and advertising	8,713	11,107	(2,394)	(21.6%)	1.9%
Other on-site operating expenses (5)	13,880	14,328	(448)	(3.1%)	2.9%

Same store operating expenses	$467,944	$469,151	$(1,207)	(0.3%)	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.
(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.
(3)	Repairs and maintenance – Includes general maintenance costs, apartment unit turnover costs including interior painting, routine landscaping, security, exterminating, fire protection, snow removal, elevator, roof and parking lot repairs and other miscellaneous building repair costs.
(4)	Property management costs – Includes payroll and related expenses for departments, or portions of departments, that directly support on-site management. These include such departments as regional and corporate property management, property accounting, human resources, training, marketing and revenue management, procurement, real estate tax, property legal services and information technology.
(5)	Other on-site operating expenses – Includes administrative costs such as office supplies, telephone and data charges and association and business licensing fees.

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Nine-Month 2011 Same Store Properties:

	Nine Months Ended September 30,
	2011	2010
	(Amounts in thousands)
Operating income	$414,159	$301,887
Adjustments:
Non-same store operating results	(108,921)	(31,164)
Fee and asset management revenue	(6,682)	(7,596)
Fee and asset management expense	3,207	4,242
Depreciation	482,039	457,822
General and administrative	32,462	31,029

Same store NOI	$816,264	$756,220

For properties that the Company acquired prior to January 1, 2010 and expects to continue to own through December 31, 2011, the Company anticipates the following same store results for the full year ending December 31, 2011:

2011 Same Store Assumptions
Physical occupancy	95.2%
Revenue change	5.0%
Expense change	0.5%
NOI change	7.7%

The Company anticipates consolidated rental acquisitions of $1.25 billion and consolidated rental dispositions of

$1.4 billion and expects that acquisitions will have a 1.30% lower cap rate than dispositions for the full year ending December 31, 2011.

These 2011 assumptions are based on current expectations and are forward-looking.

Non-same store operating results increased approximately $77.8 million and consist primarily of properties acquired in calendar years 2010 and 2011, as well as operations from the Company’s completed development properties. Although the operations of both the non-same store assets and the same store assets have been positively impacted during the nine months ended September 30, 2011, the non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to 2010 and 2011 acquisitions, increasing occupancy for properties in lease-up and a longer ownership period in 2011 than 2010. This increase primarily resulted from:

•	Development and other miscellaneous properties in lease-up of $29.5 million;

•	Properties acquired in 2010 and 2011 of $36.7 million; and

•	Newly stabilized development properties of $2.8 million.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, increased approximately $0.1 million or 3.6% primarily due to revenues earned on management of the Company’s unconsolidated development joint ventures and lower expenses, partially offset by the unwinding of four institutional joint ventures during 2010.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses increased approximately $2.6 million or 4.4%. This increase is primarily attributable to an increase in payroll-related costs, which is largely a result of the creation of the Company’s central business group, which moved certain administrative functions off-site, and increases in education/conference costs and legal and professional fees.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $24.2 million or 5.3% primarily as a result of additional depreciation expense on properties acquired in 2010 and 2011, development properties placed in service and capital expenditures for all properties owned, partially offset by a decrease in the amortization of in-place leases due to lower acquisition volume in 2011 and a decrease in the amortization of furniture, fixtures and equipment that were fully depreciated.

General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $1.4 million or 4.6% primarily due to an increase in payroll-related costs, which is largely a result of the acceleration of long-term compensation expense for retirement eligible employees. The Company anticipates that general and administrative expenses will approximate $43.0 million for the year ending December 31, 2011. The above assumption is based on current expectations and is forward-looking.

Interest and other income from continuing operations increased approximately $1.6 million or 31.0% primarily as a result of interest earned on cash and cash equivalents and investment securities due to larger overall cash balances during the nine months ended September 30, 2011 as compared to the same period in 2010, forfeited deposits for terminated disposition transactions and proceeds received from the Company’s final royalty participation in LRO/Rainmaker, partially offset by insurance/litigation settlement proceeds that occurred during the nine months ended September 30, 2010 and did not reoccur during the nine months ended September 30, 2011.

Other expenses from continuing operations decreased approximately $0.2 million or 2.0% primarily due to a decrease in property acquisition costs incurred in conjunction with the Company’s lower acquisition volume in 2011, partially offset by an increase in the expensing of overhead (pursuit cost write-offs) as a result of a more active focus on sourcing new development opportunities.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $11.1 million or 3.1% as a result of interest expense on the $600.0 million of unsecured notes that closed in July 2010 and accrued interest on four forward starting swaps, partially offset by lower interest expense on mortgage notes payable due to lower balances during the nine months ended September 30, 2011 as compared to the same period in 2010. During the nine months ended September 30, 2011, the Company capitalized interest costs of approximately $5.9 million as compared to $10.2 million for the nine months ended September 30, 2010. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the nine months ended

September 30, 2011 was 5.27% as compared to 5.14% for the nine months ended September 30, 2010. The Company anticipates that interest expense from continuing operations will approximate $460.0 million to $465.0 million for the year ending December 31, 2011. The above assumption is based on current expectations and is forward-looking.

Income and other tax expense from continuing operations increased $0.4 million primarily due to Tennessee franchise tax refunds received during the nine months ended September 30, 2010 that did not reoccur during the nine months ended September 30, 2011. The Company anticipates that income and other tax expense will approximate $1.0 million for the year ending December 31, 2011. The above assumption is based on current expectations and is forward-looking.

Loss from investments in unconsolidated entities decreased approximately $0.7 million as compared to the nine months ended September 30, 2010 primarily due to the unwinding of four institutional joint ventures during 2010.

Net gain on sales of unconsolidated entities decreased approximately $28.1 million primarily due to the gain on sale and revaluation of seven previously unconsolidated properties that were acquired from the Company’s joint venture partner and the gain on sale for 27 unconsolidated properties that occurred during the nine months ended September 30, 2010 that did not reoccur during the nine months ended September 30, 2011.

Net gain on sales of land parcels increased approximately $5.4 million due to the gain on sale of a land parcel located in suburban Washington D.C. during the nine months ended September 30, 2011 and a loss on sale of a land parcel during the same period in 2010.

Discontinued operations, net increased approximately $649.5 million between the periods under comparison. This increase is primarily due to higher gains from property sales during the nine months ended September 30, 2011 compared to the same period in 2010, partially offset by properties sold in 2011 which reflect operations for none of or a partial period in 2011 in contrast to a full or partial period in 2010. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the quarter ended September 30, 2011 to the quarter ended September 30, 2010

For the quarter ended September 30, 2011, the Company reported diluted earnings per share/Unit of $0.35 compared to $0.09 per share/Unit in the same period of 2010. The difference is primarily due to higher gains from property sales in 2011 vs. 2010 and higher total property net operating income driven by the positive impact of the Company’s same store and lease-up activity, partially offset by dilution from the Company’s 2010 and 2011 transaction activity.

For the quarter ended September 30, 2011, income from continuing operations increased approximately $35.8 million when compared to the quarter ended September 30, 2010. The increase in continuing operations is discussed below.

Revenues from the Third Quarter 2011 Same Store Properties increased $23.8 million primarily as a result of an increase in average rental rates charged to residents and an increase in occupancy. Expenses from the Third Quarter 2011 Same Store Properties decreased $0.2 million primarily due to decreases in on-site payroll costs, leasing and advertising costs and repairs and maintenance expenses, partially offset by increases in property management costs and real estate taxes. The following tables provide comparative same store results and statistics for the Third Quarter 2011 Same Store Properties:

Third Quarter 2011 vs. Third Quarter 2010

Same Store Results/Statistics

$ in thousands (except for Average Rental Rate) – 104,922 Same Store Apartment Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
Q3 2011	$457,308	$166,212	$291,096	$1,524	95.4%	17.7%
Q3 2010	$433,508	$166,381	$267,127	$1,453	94.9%	17.8%

Change	$23,800	$(169)	$23,969	$71	0.5%	(0.1%)

Change	5.5%	(0.1%)	9.0%	4.9%

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.

The following table provides comparative same store operating expenses for the Third Quarter 2011 Same Store Properties:

Third Quarter 2011 vs. Third Quarter 2010

Same Store Operating Expenses

$ in thousands – 104,922 Same Store Apartment Units

	Actual Q3 2011	Actual Q3 2010	$ Change	% Change	% of Actual Q3 2011 Operating Expenses
Real estate taxes	$46,887	$45,682	$1,205	2.6%	28.2%
On-site payroll (1)	38,871	39,512	(641)	(1.6%)	23.4%
Utilities (2)	25,398	25,063	335	1.3%	15.3%
Repairs and maintenance (3)	24,185	24,608	(423)	(1.7%)	14.6%
Property management costs (4)	18,475	17,340	1,135	6.5%	11.1%
Insurance	4,991	5,306	(315)	(5.9%)	3.0%
Leasing and advertising	3,025	4,383	(1,358)	(31.0%)	1.8%
Other on-site operating expenses (5)	4,380	4,487	(107)	(2.4%)	2.6%

Same store operating expenses	$166,212	$166,381	$(169)	(0.1%)	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.
(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.
(3)	Repairs and maintenance – Includes general maintenance costs, apartment unit turnover costs including interior painting, routine landscaping, security, exterminating, fire protection, snow removal, elevator, roof and parking lot repairs and other miscellaneous building repair costs.
(4)	Property management costs – Includes payroll and related expenses for departments, or portions of departments, that directly support on-site management. These include such departments as regional and corporate property management, property accounting, human resources, training, marketing and revenue management, procurement, real estate tax, property legal services and information technology.
(5)	Other on-site operating expenses – Includes administrative costs such as office supplies, telephone and data charges and association and business licensing fees.

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Third Quarter 2011 Same Store Properties:

	Quarter Ended September 30,
	2011	2010
	(Amounts in thousands)
Operating income	$151,076	$105,264
Adjustments:
Non-same store operating results	(32,975)	(5,227)
Fee and asset management revenue	(2,928)	(2,128)
Fee and asset management expense	1,250	679
Depreciation	164,552	158,318
General and administrative	10,121	10,221

Same store NOI	$291,096	$267,127

Non-same store operating results increased approximately $27.7 million and consist primarily of properties acquired in calendar years 2010 and 2011, as well as operations from the Company’s completed development properties. Although the operations of both the non-same store assets and the same store assets have been positively impacted during the quarter ended September 30, 2011, the non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to 2010 and 2011 acquisitions, increasing occupancy for properties in lease-up and a longer ownership period in 2011 than 2010. This increase primarily resulted from:

•	Development and other miscellaneous properties in lease-up of $9.3 million;

•	Properties acquired in 2010 and 2011 of $11.4 million;

•	Newly stabilized development properties of $0.8 million; and

•	Other miscellaneous properties of $0.3 million.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, increased approximately $0.2 million or 15.8% primarily due to revenues earned on management of the Company’s unconsolidated development joint ventures, partially offset by the unwinding of four institutional joint ventures during 2010 and higher expenses.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses increased approximately $0.2 million or 1.2%. This increase is primarily attributable to an increase in payroll-related costs, which is largely a result of the creation of the Company’s central business group, which moved certain administrative functions off-site.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $6.2 million or 3.9% primarily as a result of additional depreciation expense on properties acquired in 2011, partially offset by a decrease in the amortization of in-place leases due to lower acquisition volume in 2011 compared to 2010.

General and administrative expenses from continuing operations, which include corporate operating expenses, decreased approximately $0.1 million or 1.0% primarily due to a decrease in tax compliance fees, partially offset by an increase in payroll-related costs, which is largely a result of the acceleration of long-term compensation expense for retirement eligible employees.

Interest and other income from continuing operations increased approximately $5.1 million primarily as a result of proceeds received from the Company’s final royalty participation in LRO/Rainmaker during the quarter ended September 30 2011.

Other expenses from continuing operations decreased approximately $1.0 million or 27.5% due to a decrease in property acquisition costs incurred in conjunction with the Company’s lower acquisition volume in 2011 and a decrease in the expensing of overhead (pursuit cost write-offs) during the quarter ended September 30, 2011.

Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $5.5 million or 4.4% primarily due to lower interest expense on mortgage notes payable due to lower balances during the nine months ended September 30, 2011 as compared to the same period in 2010 and lower interest expense on the $482.5 million of exchangeable senior notes that were redeemed on August 18, 2011, partially offset by increases in write-offs of unamortized loan costs. During the quarter ended September 30, 2011, the Company capitalized interest costs of approximately $2.2 million as compared to $2.3 million for the quarter ended September 30, 2010. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended September 30, 2011 was 5.30% as compared to 5.15% for the quarter ended September 30, 2010.

Income and other tax expense from continuing operations was consistent between the periods under comparison.

Income from investments in unconsolidated entities decreased approximately $0.2 million as compared to the quarter ended September 30, 2010 primarily due to the unwinding of four institutional joint ventures during 2010.

Net gain on sales of unconsolidated entities decreased approximately $22.5 million primarily due to the gain on sale for 24 unconsolidated properties that occurred during the quarter ended September 30, 2010 and did not reoccur during the quarter ended September 30, 2011.

Net loss on sales of land parcels decreased approximately $1.2 million due to the loss on sale of one land parcel during the quarter ended September 30, 2010 as compared to no land sales during the quarter ended September 30, 2011.

Discontinued operations, net increased approximately $47.4 million between the periods under comparison. This increase is primarily due to higher gains from property sales during the quarter ended September 30, 2011 compared to the same period in 2010, partially offset by properties sold in 2011 which reflect operations for none of or a partial period in 2011 in contrast to a full or partial period in 2010. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

EQR issues public equity from time to time and does not have any indebtedness as all debt is incurred by the Operating Partnership.

As of January 1, 2011, the Company had approximately $431.4 million of cash and cash equivalents, its restricted 1031 exchange proceeds totaled $103.9 million and it had $1.28 billion available under its then existing revolving credit facility (net of $147.3 million which was restricted/dedicated to support letters of credit and $75.0 million which had been committed by a now bankrupt financial institution and was not available for borrowing). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at September 30, 2011 was approximately $46.0 million, its restricted 1031 exchange proceeds totaled $303.8 million and the amount available on its new revolving credit facility was $1.14 billion (net of $85.9 million which was restricted/dedicated to support letters of credit and net of $26.0 million outstanding).

During the nine months ended September 30, 2011, the Company generated proceeds from various transactions, which included the following:

•	Disposed of 45 consolidated properties and one land parcel, receiving net proceeds of approximately $1.4 billion;

•	Obtained $152.9 million in new mortgage financing; and

•

Issued approximately 6.1 million Common Shares (including Common Shares issued under the ATM program – see further discussion below) and received net proceeds of $253.4 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the nine months ended September 30, 2011, the above proceeds were primarily utilized to:

•	Acquire 10 rental properties, a 97,000 square foot commercial building and three land parcels for approximately $634.6 million;

•	Invest $93.8 million primarily in development projects; and

•

Repay $871.5 million of mortgage loans and $575.6 million of unsecured notes, inclusive of the redemption of $482.5 million of its 3.85% exchangeable unsecured notes with a final maturity of 2026 at par and no premium was paid.

In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell up to 17.0 million Common Shares from time to time over the next three years into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR. Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR. During the nine months ended September 30, 2011, EQR issued approximately 3.0 million Common Shares at an average price of $50.84 per share for total consideration of approximately $154.5 million through the ATM program. EQR has not issued any shares under this program since January 13, 2011. Through October 27, 2011, EQR has cumulatively issued approximately 12.7 million Common Shares at an average price of $44.94 per share for total consideration of approximately $570.1 million. Including its February 2011 prospectus supplement which added approximately 5.7 million Common Shares, EQR has 10.0 million Common Shares remaining available for issuance under the ATM program as of October 27, 2011.

On June 16, 2011, the shareholders of EQR approved the Company’s 2011 Share Incentive Plan (the “2011 Plan”). The 2011 Plan reserved 12,980,741 Common Shares for issuance. In conjunction with the approval of the 2011 Plan, no further awards may be granted under the 2002 Share Incentive Plan. The 2011 Plan expires on June 16, 2021.

Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, EQR may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. As of October 27, 2011, EQR had authorization to repurchase $464.6 million of its shares. No shares were repurchased during 2011. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.

The Company’s total debt summary and debt maturity schedules as of September 30, 2011 are as follows:

Debt Summary as of September 30, 2011

(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$4,136,848	47.1%	4.83%	8.2
Unsecured	4,640,323	52.9%	5.15%	4.4

Total	$8,777,171	100.0%	5.00%	6.1

Fixed Rate Debt:
Secured – Conventional	$3,587,114	40.8%	5.57%	7.1
Unsecured – Public/Private	3,806,478	43.4%	5.83%	5.0

Fixed Rate Debt	7,393,592	84.2%	5.71%	6.0

Floating Rate Debt:
Secured – Conventional	115,285	1.3%	3.07%	1.0
Secured – Tax Exempt	434,449	5.0%	0.27%	20.1
Unsecured – Public/Private	807,845	9.2%	1.66%	1.2
Unsecured – Revolving Credit Facility (2)	26,000	0.3%	1.32%	2.8

Floating Rate Debt	1,383,579	15.8%	1.37%	6.8

Total	$8,777,171	100.0%	5.00%	6.1

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the nine months ended September 30, 2011.
(2)	On July 13, 2011, the Company replaced its then existing unsecured revolving credit facility with a new $1.25 billion unsecured revolving credit facility maturing on July 13, 2014, subject to a one-year extension option exercisable by the Company. The interest rate on advances under the new credit facility will generally be LIBOR plus a spread (currently 1.15%) and the Company pays an annual facility fee of 0.2%. Both the spread and the facility fee are dependent on the credit rating of the Company’s long-term debt.

Note: The Company capitalized interest of approximately $5.9 million and $10.2 million during the nine months ended September 30, 2011 and 2010, respectively. The Company capitalized interest of approximately $2.2 million and $2.3 million during the quarters ended September 30, 2011 and 2010, respectively.

Debt Maturity Schedule as of September 30, 2011

(Amounts in thousands)

Year	Fixed Rate (1)	Floating Rate (1)		Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2011	$5,474	$50,622		$56,096	0.6%	6.65%	4.02%
2012	625,590	536,887	(2)	1,162,477	13.2%	6.04%	3.71%
2013	273,304	308,360		581,664	6.6%	6.71%	4.87%
2014	566,862	48,012	(3)	614,874	7.0%	5.32%	5.07%
2015	419,433	—		419,433	4.8%	6.31%	6.31%
2016	1,190,544	—		1,190,544	13.6%	5.34%	5.34%
2017	1,355,835	456		1,356,291	15.4%	5.87%	5.87%
2018	80,771	16,417		97,188	1.1%	5.72%	4.92%
2019	801,763	20,766		822,529	9.4%	5.49%	5.36%
2020	1,671,836	809		1,672,645	19.1%	5.50%	5.50%
2021+	402,180	401,250		803,430	9.2%	5.91%	3.39%

Total	$7,393,592	$1,383,579		$8,777,171	100.0%	5.69%	5.04%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of September 30, 2011.
(2)	Effective April 5, 2011, the Company exercised the second of its two one-year extension options for its $500.0 million term loan facility and as a result, the maturity date is now October 5, 2012.
(3)	Includes $26.0 million outstanding on the Company’s unsecured revolving credit facility. As of September 30, 2011, there was approximately $1.14 billion available on this facility.

The following table provides a summary of the Company’s unsecured debt as of September 30, 2011:

Unsecured Debt Summary as of September 30, 2011

(Amounts in thousands)

	Coupon Rate	Due Date		Face Amount	Unamortized Premium/ (Discount)	Net Balance
Fixed Rate Notes:
	6.625%	03/15/12		$253,858	$(92)	$253,766
	5.500%	10/01/12		222,133	(219)	221,914
	5.200%	04/01/13	(1)	400,000	(177)	399,823
Fair Value Derivative Adjustments			(1)	(300,000)	—	(300,000)
	5.250%	09/15/14		500,000	(182)	499,818
	6.584%	04/13/15		300,000	(386)	299,614
	5.125%	03/15/16		500,000	(238)	499,762
	5.375%	08/01/16		400,000	(897)	399,103
	5.750%	06/15/17		650,000	(2,924)	647,076
	7.125%	10/15/17		150,000	(392)	149,608
	4.750%	07/15/20		600,000	(4,006)	595,994
	7.570%	08/15/26		140,000	—	140,000

				3,815,991	(9,513)	3,806,478

Floating Rate Notes:
		04/01/13	(1)	300,000	—	300,000
Fair Value Derivative Adjustments			(1)	7,845	—	7,845
Term Loan Facility	LIBOR+0.50%	10/05/12	(2)(3)	500,000	—	500,000

				807,845	—	807,845
Revolving Credit Facility:	LIBOR+1.15%	07/13/14	(2)(4)	26,000	—	26,000

Total Unsecured Debt				$4,649,836	$(9,513)	$4,640,323

(1)	Fair value interest rate swaps convert $300.0 million of the 5.200% notes due April 1, 2013 to a floating interest rate.

(2)	Facilities are private. All other unsecured debt is public.
(3)	Effective April 5, 2011, the Company exercised the second of its two one-year extension options for its $500.0 million term loan facility and as a result, the maturity date is now October 5, 2012.
(4)	On July 13, 2011, the Company replaced its then existing unsecured revolving credit facility with a new $1.25 billion unsecured revolving credit facility maturing on July 13, 2014, subject to a one-year extension option exercisable by the Company. The interest rate on advances under the new credit facility will generally be LIBOR plus a spread (currently 1.15%) and the Company pays an annual facility fee of 0.2%. Both the spread and the facility fee are dependent on the credit rating of the Company’s long-term debt. As of September 30, 2011, there was approximately $1.14 billion available on the Company’s unsecured revolving credit facility.

On August 18, 2011 (the “Redemption Date”) the Operating Partnership redeemed all of its outstanding 3.85% exchangeable notes for $482.5 million in cash, which was equal to 100% of the principal amount of such notes plus accrued and unpaid interest up to but excluding the Redemption Date (the “Redemption Amount”). The notes were redeemable at the option of the Operating Partnership at any time on or after the Redemption Date, and were also redeemable at the option of the holders on the Redemption Date for the Redemption Amount pursuant to a repurchase right set forth in the terms of the notes. In connection with the redemption and under certain additional conditions, the notes could be exchanged for an amount of cash based on the price of the Company’s Common Shares, with the Operating Partnership having the option of delivering Common Shares instead of cash for the amount by which the exchange value exceeded the principal amount of the notes, if any. No note holder exercised its exchange rights.

An unlimited amount of equity and debt securities remains available for issuance by EQR and ERPOP under effective shelf registration statements filed with the SEC. Most recently, EQR and ERPOP filed a universal shelf registration statement for an unlimited amount of equity and debt securities that automatically became effective upon filing with the SEC in October 2010 and expires on October 14, 2013. However, as of October 27, 2011, issuances under the ATM share offering program are limited to 10.0 million additional shares. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of September 30, 2011 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential

Capital Structure as of September 30, 2011

(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$4,136,848	47.1%
Unsecured Debt			4,640,323	52.9%

Total Debt			8,777,171	100.0%	35.0%
Common Shares (includes Restricted Shares)	296,620,833	95.6%
Units (includes OP Units and LTIP Units)	13,509,488	4.4%

Total Shares and Units	310,130,321	100.0%
Common Share Price at September 30, 2011	$51.87

			16,086,460	98.8%
Perpetual Preferred Equity (see below)			200,000	1.2%

Total Equity			16,286,460	100.0%	65.0%
Total Market Capitalization			$25,063,631		100.0%

Equity Residential

Perpetual Preferred Equity as of September 30, 2011

(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount	Weighted Average Rate
Preferred Shares:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
6.48% Series N	6/19/08	600,000	150,000	16.20	9,720

Total Perpetual Preferred Equity		1,600,000	$200,000		$13,865	6.93%

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of September 30, 2011 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership

Capital Structure as of September 30, 2011

(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$4,136,848	47.1%
Unsecured Debt		4,640,323	52.9%

Total Debt		8,777,171	100.0%	35.0%
Total outstanding Units	310,130,321
Common Share Price at September 30, 2011	$51.87

		16,086,460	98.8%
Perpetual Preference Units (see below)		200,000	1.2%

Total Equity		16,286,460	100.0%	65.0%
Total Market Capitalization		$25,063,631		100.0%

ERP Operating Limited Partnership

Perpetual Preference Units as of September 30, 2011

(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount	Weighted Average Rate
Preference Units:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
6.48% Series N	6/19/08	600,000	150,000	16.20	9,720

Total Perpetual Preference Units		1,600,000	$200,000		$13,865	6.93%

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

During the fourth quarter of 2010, the Company announced a new dividend policy which it believes will generate payouts more closely aligned with the actual annual operating results of the Company’s core business and provide transparency to investors. The Company intends to pay an annual cash dividend equal to approximately 65% of Normalized FFO for the year. Subject to Board of Trustees approval, the Company anticipates the expected dividend payout will be $1.57 to $1.59 per share/Unit ($0.3375 per share/Unit for each of the first three quarters with the balance for the fourth quarter) for the year ending December 31, 2011 to bring the total payment for the year to approximately 65% of Normalized FFO for the year. The above assumption is based on current expectations and is forward-looking. The new dividend policy will lead to a dividend reduction more quickly than in the past should operating results deteriorate and make it less likely that the Company will over distribute. The Company believes that its expected 2011 operating cash flow will be sufficient to cover capital expenditures and distributions.

The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of secured and unsecured debt and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties and joint ventures. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $19.5 billion in investment in real estate on the Company’s balance sheet at September 30, 2011, $13.1 billion or 67.0% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

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

The Company’s $1.425 billion (net of $75.0 million which had been committed by a now bankrupt financial institution and was not available for borrowing) long-term revolving credit facility was replaced with a new $1.25 billion unsecured revolving credit facility maturing on July 13, 2014, subject to a one-year extension option exercisable by the Company. The interest rate on advances under the new credit facility will generally be LIBOR plus a spread (currently 1.15%) and the Company pays an annual facility fee of 0.2%. Both the spread and the facility fee are dependent on the credit rating of the Company’s long-term debt. As of October 27, 2011, there was available borrowings of $1.02 billion (net of $85.9 million which was restricted/dedicated to support letters of credit and net of $143.0 million outstanding) on the new revolving credit facility. This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.

In 2010, a portion of the parking garage collapsed at one of the Company’s rental properties (Prospect Towers in Hackensack, New Jersey). The Company estimates that the costs related to such collapse (both expensed and capitalized), including providing for residents’ interim needs, lost revenue and garage reconstruction, will be approximately $11.0 million, after insurance reimbursements of $12.0 million. Costs to rebuild the garage are capitalized as incurred. Other costs, like those to accommodate displaced residents, lost revenue due to a portion of the project being temporarily unavailable for occupancy and legal costs, reduce earnings as they are incurred. Generally, insurance proceeds are recorded as increases to earnings as they are received. During the nine months ended September 30, 2011, the Company received approximately $2.7 million in insurance proceeds which offset expenses of $1.6 million that were recorded relating to this loss and are included in real estate taxes and insurance on the consolidated statements of operations. In addition, the Company estimates that its lost revenues approximated $0.7 million during the nine months ended September 30, 2011 as a result of lost occupancy in the high-rise tower following the collapse. Through October 27, 2011, the Company has cumulatively received approximately $9.2 million in insurance proceeds which partially offsets expenses of $7.1 million and the Company’s estimate of its lost revenues, which approximated $2.3 million. None of the amounts referenced above impact same store results.

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to September 30, 2011.

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

For the nine months ended September 30, 2011, our actual improvements to real estate totaled approximately $106.1 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate

For the Nine Months Ended September 30, 2011

	Total Apartment Units (1)	Replacements (2)	Avg. Per Apartment Unit	Building Improvements	Avg. Per Apartment Unit	Total	Avg. Per Apartment Unit
Same Store Properties (3)	102,129	$53,872	$528	$35,948	$352	$89,820	$880
Non-Same Store Properties (4)	11,981	4,787	449	9,388	880	14,175	1,329
Other (5)	—	1,862		213		2,075

Total	114,110	$60,521		$45,549		$106,070

(1)	Total Apartment Units – Excludes 4,901 military housing apartment units for which repairs and maintenance expenses and capital expenditures to real estate are self-funded and do not consolidate into the Company’s results.
(2)	Replacements – Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $29.2 million spent during the nine months ended September 30, 2011 on apartment unit renovations/rehabs (primarily kitchens and baths) on 4,160 apartment units (equating to about $7,000 per apartment unit rehabbed) designed to reposition these assets for higher rental levels in their respective markets.
(3)	Same Store Properties – Primarily includes all properties acquired or completed and stabilized prior to January 1, 2010, less properties subsequently sold.
(4)	Non-Same Store Properties – Primarily includes all properties acquired during 2010 and 2011, plus any properties in lease-up and not stabilized as of January 1, 2010. Per apartment unit amounts are based on a weighted average of 10,666 apartment units.
(5)	Other – Primarily includes expenditures for properties sold during the period.

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

During the nine months ended September 30, 2011, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $4.9 million. The Company expects to fund approximately $3.6 million in total additions to non-real estate property for the remainder of 2011. The above assumption is based on current expectations and is forward-looking.

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

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at September 30, 2011.

Other

Total distributions paid in October 2011 amounted to $107.1 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the third quarter ended September 30, 2011.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company admitted an 80% institutional partner to two separate entities/transactions (one in December 2010 and the other in August 2011), each owning a developable land parcel, in exchange for $40.1 million in cash and retained a 20% equity interest in both of these entities. These land parcels are now unconsolidated. Total project costs are approximately $232.8 million and construction will be predominantly funded with long-term, non-recourse secured loans from the partner. While the Company is the managing member of both of the joint ventures, is responsible for constructing both of the projects and has given certain construction cost overrun guarantees, all major decisions are made jointly, the large majority of funding is provided by the partner and the partner has significant involvement in and oversight of the ongoing projects. The Company’s remaining funding obligations are currently estimated at approximately $6.6 million. The Company’s strategy with respect to these ventures was to reduce its financial risk related to the development of these properties. However, management does not believe that these investments have a materially different impact upon the Company’s liquidity, cash flows, capital resources, credit or market risk than its other consolidated development activities.

As of September 30, 2011, the Company has four consolidated projects totaling 747 apartment units and two unconsolidated projects totaling 945 apartment units in various stages of development with estimated completion dates ranging through September 30, 2013, as well as other completed development projects that are in various stages of lease up or are stabilized. The development agreements currently in place are discussed in detail in Note 12 of the Company’s Consolidated Financial Statements.

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

Funds From Operations and Normalized Funds From Operations

For the nine months ended September 30, 2011, Funds From Operations (“FFO”) available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $64.4 million, or 13.2%, and $57.1 million, or 11.5%, respectively, as compared to the nine months ended September 30, 2010.

For the quarter ended September 30, 2011, FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $30.5 million, or 18.4%, and $20.5 million, or 11.9%, respectively, as compared to the quarter ended September 30, 2010.

The following is the Company’s and Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the nine months and quarters ended September 30, 2011 and 2010:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2011	2010	2011	2010
Net income	$827,796	$97,771	$112,977	$29,826
Adjustments:
Net (income) loss attributable to Noncontrolling Interests –
Partially Owned Properties	(418)	623	(387)	188
Depreciation	482,039	457,822	164,552	158,318
Depreciation – Non-real estate additions	(4,202)	(4,842)	(1,297)	(1,585)
Depreciation – Partially Owned and Unconsolidated Properties	(2,263)	(849)	(758)	(856)
Net (gain) on sales of unconsolidated entities	—	(28,101)	—	(22,544)
Discontinued operations:
Depreciation	14,256	43,706	901	15,646
Net (gain) on sales of discontinued operations	(759,100)	(69,538)	(76,864)	(9,285)
Net incremental gain (loss) on sales of condominium units	2,050	619	935	(12)
Gain (loss) on sale of Equity Corporate Housing (ECH)	1,022	—	(2)	—

FFO (1) (3)	561,180	497,211	200,057	169,696
Adjustments:
Asset impairment and valuation allowances	—	—	—	—
Property acquisition costs and write-off of pursuit costs (other expenses)	9,318	9,513	2,528	3,487
Debt extinguishment (gains) losses, including prepayment penalties, preferred share/preference unit redemptions and non- cash convertible debt discounts	9,250	6,673	677	1,854
(Gains) losses on sales of non-operating assets, net of income and other tax expense (benefit)	(6,554)	577	(1,025)	1,189
Other miscellaneous non-comparable items	(7,762)	(5,192)	(5,662)	—

Normalized FFO (2) (3)	$565,432	$508,782	$196,575	$176,226

FFO (1) (3)	$561,180	$497,211	$200,057	$169,696
Preferred distributions	(10,399)	(10,855)	(3,466)	(3,617)

FFO available to Common Shares and Units / Units (1) (3) (4)	$550,781	$486,356	$196,591	$166,079

Normalized FFO (2) (3)	$565,432	$508,782	$196,575	$176,226
Preferred distributions	(10,399)	(10,855)	(3,466)	(3,617)

Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$555,033	$497,927	$193,109	$172,609

(1)	The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) (April 2002 White Paper) as net income (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The April 2002 White Paper states that gain or loss on sales of property is excluded from FFO for previously depreciated operating properties only. Once the Company commences the conversion of apartment units to condominiums, it simultaneously discontinues depreciation of such property.

(2)	Normalized funds from operations (“Normalized FFO”) begins with FFO and excludes:

•	the impact of any expenses relating to asset impairment and valuation allowances;

•	property acquisition and other transaction costs related to mergers and acquisitions and pursuit cost write-offs (other expenses);

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

The Company’s market risk has not changed materially from the amounts and information reported in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, to each of the Company’s and the Operating Partnership’s Annual Reports on Form 10-K for the year ended December 31, 2010. See the Current Environment section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to market risk and the current economic environment. See also Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative and other fair value instruments.

Item 4.	Controls and Procedures

Equity Residential

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of September 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to in Item 4(a) above that occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of September 30, 2011, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to in Item 4(a) above that occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

(a) Unregistered Common Shares Issued in the Quarter Ended September 30, 2011 – Equity Residential

During the quarter ended September 30, 2011, EQR issued 39,958 Common Shares in exchange for 39,958 OP Units held by various limited partners of the Operating Partnership. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Item 6.	Exhibits – See the Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date: November 4, 2011	By:	/s/ MARK J. PARRELL
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2011	By:	/s/ IAN S. KAUFMAN
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date: November 4, 2011	By:	/s/ MARK J. PARRELL
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2011	By:	/s/ IAN S. KAUFMAN
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

Exhibit	Description	Location

10.1	Revolving Credit Agreement dated as of July 13, 2011 among ERP Operating Limited Partnership, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Runners, Suntrust Bank, U.S. Bank National Association, and Wells Fargo Bank, National Association, as Documentation Agents, and Citibank, N.A., Deutsche Bank Securities Inc., and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents, and a syndicate of other banks (the “Credit Agreement”).	Included as Exhibit 10.1 to Equity Residential’s and ERP Operating Limited Partnership’s Form 8-K dated July 13, 2011, filed on July 14, 2011.

10.2	Guaranty of Payment made as of July 13, 2011 between Equity Residential and Bank of America, N.A., as administrative agent for the banks party to the Credit Agreement.	Included as Exhibit 10.2 to Equity Residential’s and ERP Operating Limited Partnership’s Form 8-K dated July 13, 2011, filed on July 14, 2011.

31.1	Equity Residential – Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1	Equity Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of the Company.	Attached herein.

32.2	Equity Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Financial Officer of the Company.	Attached herein.

32.3	ERP Operating Limited Partnership – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

32.4	ERP Operating Limited Partnership – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

101	XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity (Equity Residential), (v) consolidated statement of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.	Attached herein.