Form 10-K
period 2011-12-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2012-02-24
CIK 906107, 931182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended DECEMBER 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 1-12252 (Equity Residential)
Commission File Number: 0-24920 (ERP Operating Limited Partnership)

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
(Exact Name of Registrant as Specified in Its Charter)

Maryland (Equity Residential)	13-3675988 (Equity Residential)
Illinois (ERP Operating Limited Partnership)	36-3894853 (ERP Operating Limited Partnership)
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Two North Riverside Plaza, Chicago, Illinois 60606	(312) 474-1300
(Address of Principal Executive Offices) (Zip Code)	(Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Common Shares of Beneficial Interest, $0.01 Par Value (Equity Residential)	New York Stock Exchange
Preferred Shares of Beneficial Interest, $0.01 Par Value (Equity Residential)	New York Stock Exchange
7.57% Notes due August 15, 2026 (ERP Operating Limited Partnership)	New York Stock Exchange
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None (Equity Residential)
Units of Limited Partnership Interest (ERP Operating Limited Partnership)
(Title of Each Class)

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

Equity Residential ☐	ERP Operating Limited Partnership ☐

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
The aggregate market value of Common Shares held by non-affiliates of the Registrant was approximately $17.4 billion based upon the closing price on June 30, 2011 of $60.00 using beneficial ownership of shares rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting shares owned by Trustees and Executive Officers, some of who may not be held to be affiliates upon judicial determination.
The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on February 17, 2012 was 300,240,671.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information that will be contained in Equity Residential's Proxy Statement relating to its 2012 Annual Meeting of Shareholders, which Equity Residential intends to file no later than 120 days after the end of its fiscal year ended December 31, 2011, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K. Equity Residential is the general partner and 95.7% owner of ERP Operating Limited Partnership.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2011 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company's and the Operating Partnership's corporate structure:
EQR is the general partner of, and as of December 31, 2011 owned an approximate 95.7% ownership interest in ERPOP. The remaining 4.3% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP's day-to-day management.

The Company is structured as an umbrella partnership REIT (“UPREIT”) and contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, the Company receives a number of OP Units (see definition below) in the Operating Partnership equal to the number of Common Shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership, which is one of the reasons why the Company is structured in the manner shown above. Based on the terms of ERPOP's partnership agreement, OP Units can be exchanged with Common Shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to EQR and the Common Shares issued to the public.

The Company believes that combining the reports on Form 10-K of EQR and ERPOP into this single report provides the following benefits:

•	enhances investors' understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

The Company believes it is important to understand the few differences between EQR and ERPOP in the context of how EQR and ERPOP operate as a consolidated company. All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR's primary function is acting as the general partner of ERPOP. EQR also issues public equity from time to time and guarantees certain debt of ERPOP, as disclosed in this report. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by the Company, which are contributed to the capital of the Operating Partnership in exchange for additional limited partnership interests in the Operating Partnership (“OP Units”) (on a one-for-one Common Share per OP Unit basis), the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's working capital, net cash provided by operating activities, borrowings under its revolving credit facility, the issuance of secured and unsecured debt and equity securities, including additional OP Units, and proceeds received from disposition of certain properties and joint ventures.

Shareholders' equity, partners' capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The limited partners of the Operating Partnership are accounted for as partners' capital in the Operating Partnership's financial statements and as noncontrolling interests in the Company's financial statements. The noncontrolling interests in the Operating Partnership's financial statements include the interests of unaffiliated partners in various consolidated partnerships and development joint venture partners. The noncontrolling interests in the Company's financial statements include the same noncontrolling interests at the Operating Partnership level and limited partner OP Unit holders of the Operating Partnership. The differences between shareholders' equity and partners' capital result from differences in the equity issued at the Company and Operating Partnership levels.

To help investors understand the significant differences between the Company and the Operating Partnership, this report provides separate consolidated financial statements for the Company and the Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of each entity's debt, noncontrolling interests and shareholders' equity or partners' capital, as applicable; and a combined Management's Discussion and Analysis of Financial Condition and Results of Operations section that includes discrete information related to each entity.

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

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP

		PAGE
PART I.
Item 1.	Business	7
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	26
Item 2.	Properties	26
Item 3.	Legal Proceedings	29
Item 4.	Mine Safety Disclosures	29
PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30
Item 6.	Selected Financial Data	31
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	57
Item 8.	Financial Statements and Supplementary Data	58
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	58
Item 9A.	Controls and Procedures	58
Item 9B.	Other Information	59
PART III.
Item 10.	Trustees, Executive Officers and Corporate Governance	60
Item 11.	Executive Compensation	60
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	60
Item 13.	Certain Relationships and Related Transactions, and Trustee Independence	60
Item 14.	Principal Accounting Fees and Services	60
PART IV.
Item 15.	Exhibits and Financial Statement Schedules	61
EX-10.31
EX-12
EX-21
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-31.3
EX 31.4
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
EQR is the general partner of, and as of December 31, 2011 owned an approximate 95.7% ownership interest in ERPOP. All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
As of December 31, 2011, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 427 properties located in 15 states and the District of Columbia consisting of 121,974 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	404	113,157
Partially Owned Properties – Consolidated	21	3,916
Military Housing	2	4,901
	427	121,974

The Company's corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices in each of its markets. As of December 31, 2011, the Company had approximately 3,800 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.
Certain capitalized terms used herein are defined in the Notes to Consolidated Financial Statements. See also Note 17 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.
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
Our operating focus is on balancing occupancy and rental rates to maximize our revenue while exercising tight cost control to generate the highest possible return to our shareholders. Revenue is maximized by attracting qualified prospects to our properties, cost-effectively converting these prospects into new residents and keeping our residents satisfied so they will renew their leases upon expiration. While we believe that it is our high-quality, well-located assets that bring our customers to us, it is the customer service and superior value provided by our on-site personnel that keeps them renting with us and recommending us to their friends.
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

We seek to maximize capital appreciation of our properties by investing in markets that are characterized by conditions favorable to multifamily property appreciation. These markets generally feature one or more of the following:

▪	High barriers to entry where, because of land scarcity or government regulation, it is difficult or costly to build new apartment properties, creating limits on new supply;

▪	High single family home prices making our apartments a more economical housing choice;

▪	Strong economic growth leading to household formation and job growth, which in turn leads to high demand for our apartments; and

▪	An attractive quality of life leading to high demand and retention that allows us to increase rents.
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
Over the past several years, the Company has done an extensive repositioning of its portfolio from low barrier to entry/non-core markets to high barrier to entry/core markets. Since 2005, the Company has sold over 124,000 apartment units primarily in its non-core markets for an aggregate sales price of approximately $10.0 billion, acquired over 42,000 apartment units in its core markets for approximately $9.4 billion and began approximately $2.7 billion of development projects in its core markets. We are currently seeking to acquire and develop assets primarily in the following targeted metropolitan areas: Boston, New York, Washington DC, South Florida, Southern California, San Francisco and Seattle. We also have investments (in the aggregate about 19.2% of our NOI at December 31, 2011) in other markets including Denver, Atlanta, Phoenix, New England (excluding Boston), Orlando and Jacksonville but do not currently intend to acquire or develop new assets in these markets.
As part of its strategy, the Company purchases completed and fully occupied apartment properties, partially completed or partially occupied properties or land on which apartment properties can be constructed. We intend to hold a diversified portfolio of assets across our target markets. As of December 31, 2011, no single metropolitan area accounted for more than 15.3% of our NOI, though no guarantee can be made that NOI concentration may not increase in the future.
We endeavor to attract and retain the best employees by providing them with the education, resources and opportunities to succeed. We provide many classroom and on-line training courses to assist our employees in interacting with prospects and residents as well as extensively train our customer service specialists in maintaining the equipment and appliances on our property sites. We actively promote from within and many senior corporate and property leaders have risen from entry level or junior positions. We monitor our employees' engagement by surveying them annually and have consistently received high engagement scores.
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
Competition
All of the Company's properties are located in developed areas that include other multifamily properties. The number of competitive multifamily properties in a particular area could have a material effect on the Company's ability to lease apartment units at the properties or at any newly acquired properties and on the rents charged. The Company may be competing with other entities that have greater resources than the Company and whose managers have more experience than the Company's managers. In addition, other forms of rental properties and single family housing provide housing alternatives to potential residents of multifamily properties. See Item 1A. Risk Factors for additional information with respect to competition.

Debt and Equity Activity
EQR issues public equity from time to time and guarantees certain debt of ERPOP. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.
Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Company’s and the Operating Partnership's Capital Structure charts as of December 31, 2011.

Major Debt and Equity Activities for the Years Ended December 31, 2011, 2010 and 2009
During 2011:

▪	The Company redeemed $482.5 million of its 3.85% unsecured notes with a final maturity of 2026 at par and no premium was paid and repaid $93.1 million of 6.95% unsecured notes at maturity.

▪
The Company issued $1.0 billion of ten-year 4.625% fixed rate public notes in a public offering, receiving net proceeds of $996.2 million before underwriting fees and other expenses. The notes have an all-in effective interest rate of approximately 6.2% after termination of various forward starting swaps in conjunction with the issuance (see Note 8 in the Notes to Consolidated Financial Statements for further discussion).

▪
The Company issued 3,866,666 Common Shares at an average price of $52.23 per share for total consideration of $201.9 million pursuant to its At-The-Market (“ATM”) share offering program. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

▪	The Company issued 2,945,948 Common Shares pursuant to its Share Incentive Plans and received net proceeds of approximately $95.3 million.

▪	The Company issued 113,107 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $5.3 million.
During 2010:

▪
The Company issued $600.0 million of ten-year 4.75% fixed rate public notes in a public offering at an all-in effective interest rate of 5.09%, receiving net proceeds of $595.4 million before underwriting fees and other expenses.

▪
The Company issued 6,151,198 Common Shares at an average price of $47.45 per share for total consideration of $291.9 million pursuant to its ATM share offering program. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

▪	The Company issued 2,506,645 Common Shares pursuant to its Share Incentive Plans and received net proceeds of approximately $71.6 million.

▪	The Company issued 157,363 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $5.1 million.

▪
The Company repurchased and retired 58,130 of its Common Shares at an average price of $32.46 per share for total consideration of $1.9 million (all related to the vesting of employee restricted shares). See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

During 2009:

▪
The Company obtained $500.0 million of mortgage loan proceeds through the issuance of an 11 year (stated maturity date of July 1, 2020) cross-collateralized loan with an all-in fixed interest rate for 10 years at approximately 5.6% secured by 13 properties.

▪
The Company issued 3,497,300 Common Share at an average price of $35.38 per share for total consideration of $123.7 million pursuant to its ATM share offering program. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

▪	The Company issued 422,713 Common Shares pursuant to its Share Incentive Plans and received net proceeds of approximately $9.1 million.

▪	The Company issued 324,394 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $5.3 million.

▪
The Company repurchased and retired 47,450 of its Common Shares at an average price of $23.69 per share for total consideration of $1.1 million (all related to the vesting of employee restricted shares). See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

▪	The Company repurchased $75.8 million of its 5.20% fixed rate tax-exempt notes.

▪
The Company repurchased at par $105.2 million of its 4.75% fixed rate public notes due June 15, 2009. In addition, the Company repaid the remaining $122.2 million of its 4.75% fixed rate public notes at maturity.

▪	The Company repurchased $185.2 million at par and $21.7 million at a price of 106% of par of its 6.95% fixed rate public notes due March 2, 2011.

▪	The Company repurchased $146.1 million of its 6.625% fixed rate public notes due March 15, 2012 at a price of 108% of par.

▪	The Company repurchased $127.9 million of its 5.50% fixed rate public notes due October 1, 2012 at a price of 107% of par.

▪
The Company repurchased $17.5 million of its 3.85% convertible fixed rate public notes due August 15, 2026 (putable in 2011) at a price of 88.4% of par. In addition, the Company repurchased $48.5 million of these notes at par.

EQR contributed all of the net proceeds of the above equity offerings to ERPOP in exchange for OP Units or preference units.
During the first quarter of 2012 through February 17, 2012, the Company has issued approximately 2.1 million Common Shares at an average price of $59.47 per share for total consideration of approximately $123.6 million through the ATM share offering program.
An unlimited amount of equity and debt securities remains available for issuance by EQR and ERPOP under effective shelf registration statements filed with the SEC. Most recently, EQR and ERPOP filed a universal shelf registration statement for an unlimited amount of equity and debt securities that became automatically effective upon filing with the SEC in October 2010 and expires on October 15, 2013. However, as of February 17, 2012, issuances under the ATM share offering program are limited to 7.1 million additional shares. Per the terms of ERPOP's partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).
On June 16, 2011, the shareholders of EQR approved the Company's 2011 Share Incentive Plan (the "2011 Plan") and the Company has filed a Form S-8 registration statement to register 12,980,741 Common Shares under this plan. As of December 31, 2011, 12,473,580 shares were available for future issuance. See Note 12 in the Notes to Consolidated Financial Statements for further discussion.
Credit Facilities

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. EQR guarantees the Operating Partnership's revolving credit facility up to the maximum amount and for the full term of the facility.

In July 2011, the Company replaced its then existing unsecured revolving credit facility with a new $1.25 billion unsecured revolving credit facility maturing on July 13, 2014, subject to a one-year extension option exercisable by the Company. The Company has the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The interest rate on advances under the new credit facility will generally be LIBOR plus a spread (currently 1.15%) and the Company pays an annual facility fee of 0.2%. Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt. This facility replaced the Company's existing $1.425 billion facility which was scheduled to mature in February 2012.

As of December 31, 2011, the amount available on the new credit facility was $1.22 billion (net of $31.8 million which was restricted/dedicated to support letters of credit) and there was no amount outstanding. During the year ended December 31, 2011, the weighted average interest rate was 1.42%. As of December 31, 2010, the amount available on the old credit facility was $1.28 billion (net of $147.3 million which was restricted/dedicated to support letters of credit and net of $75.0 million which had been committed by a now bankrupt financial institution and was not available for borrowing) and there was no amount outstanding. During the year ended December 31, 2010, the weighted average interest rate was 0.66%.
See Note 18 for discussion on the increase of available borrowings on the new $1.25 billion unsecured revolving credit facility and the new senior unsecured $500.0 million delayed draw term loan facility.

Environmental Considerations
See Item 1A. Risk Factors for information concerning the potential effects of environmental regulations on our operations.

Item 1A. Risk Factors
General
References to "EQR" mean Equity Residential, a Maryland real estate investment trust ("REIT"), and references to "ERPOP" mean ERP Operating Limited Partnership, an Illinois limited partnership. Unless otherwise indicated, when used in this section, the terms “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP and the term “Operating Partnership” means collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. This Item 1A. includes forward-looking statements. You should refer to our discussion of the qualifications and limitations on forward-looking statements included in Item 7.
The occurrence of the events discussed in the following risk factors could adversely affect, possibly in a material manner, our business, financial condition or results of operations, which could adversely affect the value of our common shares of beneficial interest or preferred shares of beneficial interest (which we refer to collectively as “Shares”), preference units, limited partnership interests in the Operating Partnership (“OP Units”), Long-Term Incentive Plan Units (“LTIP Units”) and our public unsecured debt. In this section, we refer to the Shares, preference units, OP Units, LTIP Units and public unsecured debt together as our “securities” and the investors who own Shares/Units, OP/LTIP Units and public unsecured debt as our “security holders”.
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
We May Not Have Sufficient Cash Flows From Operations After Capital Expenditures to Cover Our Distributions and Our Dividend Policy May Lead to Quicker Dividend Reductions
We generally consider our cash flows provided by operating activities after capital expenditures to be adequate to meet operating requirements and payment of distributions to our security holders. However, there may be times when we experience shortfalls in our coverage of distributions, which may cause us to consider reducing our distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, our financial condition may be adversely affected and we may not be able to maintain our current distribution levels. While our dividend policy makes it less likely we will over distribute, it will also lead to a dividend reduction more quickly than a fixed dividend policy should operating results deteriorate. See Item 7 for additional discussion regarding our dividend policy.
We May Be Unable to Renew Leases or Relet Apartment Units as Leases Expire
When our residents decide to leave our apartments, whether because they decide not to renew their leases or they leave prior to their lease expiration date, we may not be able to relet their apartment units. Even if the residents do renew or we can relet the apartment units, the terms of renewal or reletting may be less favorable than current lease terms. If we are unable to promptly renew the leases or relet the apartment units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected. If residents do not experience increases in their income, we may be unable to increase rent and/or delinquencies may increase. Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction and excess inventory of multifamily and single family housing, rental housing subsidized by the government, other government programs that favor single family rental housing or owner occupied housing over multifamily rental housing, slow or negative employment growth and household formation, the availability of low interest mortgages for single family home buyers, changes in social preferences and the potential for geopolitical instability, all of which are beyond the Company's control. In addition, various state and local municipalities are considering and may continue to consider rent control legislation which could limit our ability to raise rents. Finally, the federal government's policies, many of which may encourage home ownership, can increase competition and possibly limit our ability to raise rents. Consequently, our cash flow and ability to service debt and make distributions to security holders could be reduced.
New Acquisitions and/or Development Projects May Fail to Perform as Expected and Competition for Acquisitions May Result in Increased Prices for Properties
We intend to actively acquire and/or develop multifamily properties for rental operations as market conditions dictate. We may also acquire multifamily properties that are unoccupied or in the early stages of lease up. We may be unable to lease up these apartment properties on schedule, resulting in decreases in expected rental revenues and/or lower yields due to lower occupancy and rates as well as higher than expected concessions. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or to complete a development property. Additionally, we expect that other real estate investors with capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development and acquisition efforts. This competition (or lack thereof) may increase (or depress) prices for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. We have acquired in the past and intend to continue to pursue the acquisition of properties and portfolios of properties, including large portfolios, that could increase our size and result in alterations to our capital structure. The total number of apartment units under development, costs of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation.
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
Risks Involved in Real Estate Activity Through Joint Ventures
We have in the past and may in the future develop and acquire properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. Joint venture investments involve risks, including the possibility that our partners might refuse to make capital contributions when due; that we may be responsible to our partners for indemnifiable losses; that our partners might at any time have business or economic goals which are inconsistent with ours; and that our partners may be in a position to take action or withhold consent contrary to our instructions or requests. Frequently, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners' interest, at a time when we otherwise would not have initiated such a transaction. In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. Further, the Company's joint venture partners may experience financial distress, including bankruptcy, and to the extent they do not meet their obligations to us or our joint ventures with them, we may be adversely affected.
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

•	general market and economic conditions;

•	actual or anticipated variations in our guidance, quarterly operating results or dividends;

•	changes in our funds from operations, normalized funds from operations or earnings estimates;

•	difficulties or inability to access capital or extend or refinance debt;

•	decreasing (or uncertainty in) real estate valuations;

•	a change in analyst ratings;

•	adverse market reaction to any additional debt we incur in the future;

•	governmental regulatory action, including changes or proposed changes to the mandates of Fannie Mae or Freddie Mac, and changes in tax laws; and

•	the issuance of additional Common Shares, or the perception that such issuances might occur, including under EQR's ATM program.
Changes in Laws and Litigation Risk Could Affect Our Business
We are generally not able to pass through to our residents under existing leases any real estate or other federal, state or local taxes. Consequently, any such tax increases may adversely affect our financial condition and limit our ability to make distributions to our security holders.
We may become involved in legal proceedings, including but not limited to, proceedings related to consumer, employment, environmental, development, condominium conversion, tort and commercial legal issues that, if decided adversely to or settled by us, could result in liability material to our financial condition or results of operations.
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
Insurance Policy Deductibles, Exclusions and Counterparties
As of December 31, 2011, the Company's property insurance policy provides for a per occurrence deductible of $250,000 and self-insured retention of $5.0 million per occurrence, subject to a maximum annual aggregate self-insured retention of $7.5 million, with approximately 80% of any excess losses being covered by insurance. Any earthquake and named windstorm losses are subject to a deductible of 5% of the values of the buildings involved in the losses and are not subject to the aggregate self-insured retention. The Company's general liability and worker's compensation policies at December 31, 2011 provide for a $2.0 million and $1.0 million per occurrence deductible, respectively. These higher deductible and self-insured retention amounts do expose the Company to greater potential uninsured losses, but management has reviewed its claims history over the years and believes the savings in insurance premium expense justify this potential increased exposure over the long-term. However, the potential impact of climate change and increased severe weather could cause a significant increase in insurance premiums and deductibles, particularly for our coastal properties, or a decrease in the availability of coverage, either of which could expose the Company to even greater uninsured losses which may adversely affect our financial condition or results of operations.
As a result of the terrorist attacks of September 11, 2001, property insurance carriers created exclusions for losses from terrorism from our “all risk” property insurance policies. As of December 31, 2011, under a separate terrorism insurance policy, the Company was insured for $500.0 million in terrorism insurance coverage, with a $100,000 deductible. This coverage excludes losses from nuclear, biological and chemical attacks. In the event of a terrorist attack impacting one or more of our properties, we could lose the revenues from the property, our capital investment in the property and possibly face liability claims from residents or others suffering injuries or losses. The Company has become more susceptible to large losses as it has transformed its portfolio, becoming more concentrated in fewer, more valuable assets over a smaller geographical footprint.
As of December 31, 2011, the Company's cyber liability insurance policy provides for a per occurrence deductible of $250,000 and a $5.0 million general limit. Cyber liability insurance generally covers costs associated with the wrongful release, through inadvertent breach or network attack of personally identifiable information such as social security or credit card numbers. This cyber policy would cover the cost of victim notification, credit monitoring and other crisis response expenses.
In addition, the Company relies on third party insurance providers for its property, general liability and worker's compensation insurance. While there has yet to be any non-performance by these major insurance providers, should any of them experience liquidity issues or other financial distress, it could negatively impact the Company.
Non-Performance by Our Operating Counterparties Could Adversely Affect Our Performance
We have relationships with and, from time to time, we execute transactions with or receive services from many counterparties. As a result, defaults by counterparties could result in services not being provided, or volatility in the financial markets could affect counterparties' ability to complete transactions with us as intended, both of which could result in disruptions to our operations that may adversely affect our business and results of operations.
Debt Financing and Preferred Shares/Preference Units Could Adversely Affect Our Performance
General
Please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for the Company's total debt and unsecured debt summaries as of December 31, 2011.
In addition to debt, we have $200.0 million of combined liquidation value of outstanding preferred shares of beneficial interest/preference units with a weighted average dividend preference of 6.93% per annum as of December 31, 2011. Our use of debt and preferred equity financing creates certain risks, including the following:
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
Potential Reforms to Fannie Mae and Freddie Mac Could Adversely Affect Our Performance
There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac (the "Government Sponsored Enterprises" or "GSEs"). Should the GSEs have their mandates changed or reduced, lose key personnel, be disbanded or reorganized by the government or otherwise discontinue providing liquidity to our sector, it would significantly reduce our access to debt capital and/or increase borrowing costs and would significantly reduce our sales of assets and/or the values realized upon sale. Disruptions in the floating rate tax-exempt bond market (where interest rates reset weekly) and in the credit market's perception of the GSEs, which guarantee and provide liquidity for many of these bonds, have been experienced in the past and may be experienced in the future and could result in an increase in interest rates on these debt obligations. These bonds could also be put to our consolidated subsidiaries if the GSEs fail to satisfy their guaranty obligations. While this obligation is in almost all cases non-recourse to us, this could cause the Company to have to repay these obligations on short notice or risk foreclosure actions on the collateralized assets.
Non-Performance by Our Financial Counterparties Could Adversely Affect Our Performance
Although we have not experienced any material counterparty non-performance, disruptions in financial and credit markets could, among other things, impede the ability of our counterparties to perform on their contractual obligations. There are multiple financial institutions that are individually committed to lend us varying amounts as part of our revolving credit facility and delayed draw term loan facility. Should any of these institutions fail to fund their committed amounts when contractually required, our financial condition could be adversely affected. Should several of these institutions fail to fund, we could experience significant financial distress.
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

A Significant Downgrade in Our Credit Ratings Could Adversely Affect Our Performance
A significant downgrade in our credit ratings, while not affecting our ability to draw proceeds under the revolving credit facility and delayed draw term loan facility, would cause our borrowing costs to increase under the facility and impact our ability to borrow secured and unsecured debt, or otherwise limit our access to capital. In addition, a downgrade below investment grade would require us to post cash collateral and/or letters of credit in favor of some of our secured lenders to cover our self-insured property and liability insurance deductibles or to obtain lower deductible insurance compliant with the lenders' requirements at the lower ratings level.
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
Please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for the Company's debt maturity schedule as of December 31, 2011.
Financial Covenants Could Adversely Affect the Company's Financial Condition
The mortgages on our properties may contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. In addition, our unsecured credit facilities contain certain restrictions, requirements and other limitations on our ability to incur debt. The indentures under which a substantial portion of our unsecured debt was issued also contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios, as well as limitations on our ability to incur secured and unsecured debt (including acquisition financing), and to sell all or substantially all of our assets. Our credit facilities and indentures are cross-defaulted and also contain cross default provisions with other material debt. While the Company believes it was in compliance with its unsecured public debt covenants for both the years ended December 31, 2011 and 2010, should it fall out of compliance, it would likely have a negative impact on our financial condition and results of operations.
Some of the properties were financed with tax-exempt bonds that contain certain restrictive covenants or deed restrictions. The Company, and from time to time its consultants, monitor compliance with the restrictive covenants and deed restrictions that affect these properties. If these bond compliance requirements restrict our ability to increase our rental rates to low or moderate-income residents, or eligible/qualified residents, then our income from these properties may be limited. While we generally believe that the interest rate benefit attendant to properties with tax-exempt bonds more than outweighs any loss of income due to restrictive covenants or deed restrictions, this may not always be the case. Some of these requirements are complex and our failure to comply with them may subject us to material fines or liabilities.
Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing
Our degree of leverage could have important consequences to security holders. For example, the degree of leverage could affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, making us more vulnerable to a downturn in business or the economy in general. Our consolidated debt-to-total market capitalization ratio was 35.1% as of December 31, 2011. In addition, our most restrictive unsecured public debt covenants are as follows:

	December 31, 2011	December 31, 2010
Total Debt to Adjusted Total Assets (not to exceed 60%)	46.0%	48.5%
Secured Debt to Adjusted Total Assets (not to exceed 40%)	19.4%	23.2%
Consolidated Income Available for Debt Service to
Maximum Annual Service Charges
(must be at least 1.5 to 1)	2.59	2.46
Total Unsecured Assets to Unsecured Debt
(must be at least 150%)	259.9%	256.0%
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
Control and Influence by Significant Security Holders Could Be Exercised in a Manner Adverse to Other Security Holders
The consent of certain affiliates of Mr. Zell is required for certain amendments to the Sixth Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the “Partnership Agreement”). As a result of their security ownership and rights concerning amendments to the Partnership Agreement, the security holders referred to herein may have influence over the Company. Although to the Company's knowledge these security holders have not agreed to act together on any matter, they would be in a position to exercise even more influence over the Company's affairs if they were to act together in the future. This influence could conceivably be exercised in a manner that is inconsistent with the interests of other security holders. For additional information regarding the security ownership of our trustees, including Mr. Zell, and our executive officers, see Equity Residential's definitive proxy statement.
Shareholders' Ability to Effect Changes in Control of the Company is Limited
Provisions of Our Declaration of Trust and Bylaws Could Inhibit Changes in Control
Certain provisions of our Declaration of Trust and Bylaws may delay or prevent a change in control of the Company or other transactions that could provide the security holders with a premium over the then-prevailing market price of their securities or which might otherwise be in the best interest of our security holders. This includes the 5% Ownership Limit described below. While our existing preferred shares/preference units do not have these provisions, any future series of preferred shares/preference units may have certain voting provisions that could delay or prevent a change in control or other transactions that might otherwise be in the interest of our security holders. Our Bylaws require certain information to be provided by any security holder, or persons acting in concert with such security holder, who proposes business or a nominee at an annual meeting of shareholders, including disclosure of information related to hedging activities and investment strategies with respect to our securities. These requirements could delay or prevent a change in control or other transactions that might otherwise be in the interest of our security holders.
We Have a Share Ownership Limit for REIT Tax Purposes
To remain qualified as a REIT for federal income tax purposes, not more than 50% in value of our outstanding Shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of any year. To facilitate maintenance of our REIT qualification, our Declaration of Trust, subject to certain exceptions, prohibits ownership by any single shareholder of more than 5% of the lesser of the number or value of the outstanding class of common or preferred shares. We refer to this restriction as the “Ownership Limit.” Absent any exemption or waiver granted by our Board of Trustees, securities acquired or held in violation of the Ownership Limit will be transferred to a trust for the exclusive benefit of a designated charitable beneficiary, and the security holder's rights to distributions and to vote would terminate. A transfer of Shares may be void if it causes a person to violate the Ownership Limit. The Ownership Limit could delay or prevent a change in control and, therefore, could adversely affect our security holders' ability to realize a premium over the then-prevailing market price for their Shares. To reduce the ability of the Board to use the Ownership Limit as an anti-takeover device, the Company's Ownership Limit requires, rather than permits, the Board to grant a waiver of the Ownership Limit if the individual seeking a waiver demonstrates that such ownership would not jeopardize the Company's status as a REIT.
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
Inapplicability of Maryland Law Limiting Certain Changes in Control
Certain provisions of Maryland law applicable to real estate investment trusts prohibit “business combinations” (including certain issuances of equity securities) with any person who beneficially owns ten percent or more of the voting power of outstanding securities, or with an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of ten percent or more of the voting power of the Company's outstanding voting securities (an “Interested Shareholder”), or with an affiliate of an Interested Shareholder. These prohibitions last for five years after the most recent date on which the Interested Shareholder became an Interested Shareholder. After the five-year period, a business combination with an Interested Shareholder must be approved by two super-majority shareholder votes unless, among other conditions, holders of common shares receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Shareholder for its common shares. As permitted by Maryland law, however, the Board of Trustees of the Company has opted out of these restrictions with respect to any business combination involving Mr. Zell and certain of his affiliates and persons acting in concert with them. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to a business combination involving us and/or any of them. Such business combinations may not be in the best interest of our security holders.
Our Success as a REIT Is Dependent on Compliance with Federal Income Tax Requirements
Our Failure to Qualify as a REIT Would Have Serious Adverse Consequences to Our Security Holders
We believe that we have qualified for taxation as a REIT for federal income tax purposes since our taxable year ended December 31, 1992 based, in part, upon opinions of tax counsel received whenever we have issued equity securities or engaged in significant merger transactions. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We cannot, therefore, guarantee that we have qualified or will qualify in the future as a REIT. The determination that we are a REIT requires an analysis of various factual matters that may not be totally within our control. For example, to qualify as a REIT, our gross income must generally come from rental and other real estate or passive related sources that are itemized in the REIT tax laws. We are also required to distribute to security holders at least 90% of our REIT taxable income excluding capital gains. The fact that we hold our assets through the Operating Partnership further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize our REIT status. In addition, Congress and the IRS have recently liberalized the REIT qualification rules to permit REITs in certain circumstances to pay a monetary penalty for inadvertent mistakes rather than lose REIT status.

If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified from taxation as a REIT for four years following the year in which we failed to qualify as a REIT. If we fail to qualify as a REIT, we would have to pay significant income taxes. We, therefore, would have less money available for investments or for distributions to security holders. This would likely have a significant adverse effect on the value of our securities. In addition, we would no longer be required to make any distributions to security holders. Even if we qualify as a REIT, we are and will continue to be subject to certain federal, state and local taxes on our income and property. In addition, various business activities which generate income that is not qualifying income for a REIT are conducted through taxable REIT subsidiaries and will be subject to federal and state income tax at regular corporate rates to the extent they generate taxable income.
We Could Be Disqualified as a REIT or Have to Pay Taxes if Our Merger Partners Did Not Qualify as REITs
If any of our prior merger partners had failed to qualify as a REIT throughout the duration of their existence, then they might have had undistributed “Subchapter C corporation earnings and profits” at the time of their merger with us. If that was the case and we did not distribute those earnings and profits prior to the end of the year in which the merger took place, we might not qualify as a REIT. We believe based, in part, upon opinions of legal counsel received pursuant to the terms of our merger agreements as well as our own investigations, among other things, that each of our prior merger partners qualified as a REIT and that, in any event, none of them had any undistributed “Subchapter C corporation earnings and profits” at the time of their merger with us. If any of our prior merger partners failed to qualify as a REIT, an additional concern would be that they could have been required to recognize taxable gain at the time they merged with us. We would be liable for the tax on such gain. We also could have to pay corporate income tax on any gain existing at the time of the applicable merger on assets acquired in the merger if the assets are sold within ten years of the merger.
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
Ownership of Taxable REIT Subsidiaries by Us. The Internal Revenue Code provides that REITs may own greater than ten percent of the voting power and value of the securities of a “taxable REIT subsidiary” or “TRS”, provided that the aggregate value of all of the TRS securities held by the REIT does not exceed 25% of the REIT's total asset value. TRSs are corporations subject to tax as a regular “C” corporation that have elected, jointly with a REIT, to be a TRS. Generally, a taxable REIT subsidiary may own assets that cannot otherwise be owned by a REIT and can perform impermissible tenant services (discussed below), which would otherwise taint our rental income under the REIT income tests. However, the REIT will be obligated to pay a 100% penalty tax on some payments that we receive or on certain expenses deducted by our TRSs if the economic arrangements between us, our tenants and the TRS are not comparable to similar arrangements among unrelated parties. A TRS may also receive income from prohibited transactions without incurring the 100% federal income tax liability imposed on REITs. Income from prohibited transactions may include the purchase and sale of land, the purchase and sale of completed development properties and the sale of condominium units.
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
To the extent we make distributions to our taxable domestic shareholders in excess of our earnings and profits, such distributions will be considered a return of capital. Such distributions will be treated as a tax-free distribution and will reduce the tax basis of a shareholder's common shares by the amount of the distribution so treated. To the extent such distributions cumulatively exceed a taxable domestic shareholder's tax basis, such distributions are taxable as gain from the sale of shares. Shareholders may not include in their individual income tax returns any of our net operating losses or capital losses.
Dividends declared by a REIT in October, November, or December are deemed to have been paid by the REIT and received by its shareholders on December 31 of that year, so long as the dividends are actually paid during January of the following year. However, this treatment only applies to the extent of the REIT's earnings and profits existing on December 31. To the extent the shareholder distribution paid in January exceeds available earnings and profits as of December 31, the excess will be treated as a distribution taxable to shareholders in the year paid. As such, for tax reporting purposes, January distributions paid to our shareholders may be split between two tax years.
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

Medicare Tax on Unearned Income

The Health Care and Education Reconciliation Act of 2010 requires certain U.S. shareholders that are taxed as individuals, estates or trusts to pay an additional 3.8% tax on, among other things, dividends on and capital gains from the sale or other disposition of shares for taxable years beginning after December 31, 2012.

Withholding on Foreign Financial Institutions and Non-U.S. Shareholders

The Foreign Account Tax Compliance Act of 2009 may impose withholding taxes on certain types of payments made to “foreign financial institutions” and certain other non-U.S. shareholders. Under this legislation, the failure to comply with additional certification, information reporting and other specified requirements could result in withholding tax being imposed on payments of dividends and sales proceeds to U.S. shareholders that own their shares through foreign accounts or foreign intermediaries and certain non-U.S. shareholders. The legislation imposes a 30% withholding tax on dividends on, and gross proceeds from the sale or other disposition of, our shares paid to a foreign financial institution or to a foreign non-financial entity, unless (i) the foreign financial institution undertakes certain diligence and reporting obligations or (ii) the foreign non-financial entity either certifies it does not have any substantial U.S. owners or furnishes identifying information regarding each substantial U.S. owner. In addition, if the payee is a foreign financial institution, it generally must enter into an agreement with the U.S. Treasury that requires, among other things, that it undertake to identify accounts held by certain U.S. persons or U.S.-owned foreign entities, annually report certain information about such accounts and withhold 30% on payments to certain other account holders. The legislation applies to payments made after December 31, 2012.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
As of December 31, 2011, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 427 properties located in 15 states and the District of Columbia consisting of 121,974 apartment units. The Company’s properties are summarized by building type in the following table:

Type	Properties	Apartment Units	Average Apartment Units
Garden	309	88,428	286
Mid/High-Rise	116	28,645	247
Military Housing	2	4,901	2,451
Total	427	121,974
The Company’s properties are summarized by ownership type in the following table:

	Properties	Apartment Units
Wholly Owned Properties	404	113,157
Partially Owned Properties – Consolidated	21	3,916
Military Housing	2	4,901
	427	121,974
The following table sets forth certain information by market relating to the Company’s properties at December 31, 2011:

PORTFOLIO SUMMARY

	Markets	Properties	Apartment Units	% of Total Apartment Units	% of Stabilized NOI	Average Rental Rate (1)
1	New York Metro Area	30	8,514	7.0%	13.3%	$3,035
2	DC Northern Virginia	26	9,381	7.7%	11.4%	2,056
3	Los Angeles	46	9,613	7.9%	9.5%	1,787
4	South Florida	39	12,989	10.6%	9.5%	1,400
5	Boston	30	6,183	5.0%	8.2%	2,322
6	San Francisco Bay Area	37	8,628	7.1%	7.3%	1,688
7	Seattle/Tacoma	43	9,582	7.8%	7.0%	1,403
8	San Diego	14	4,963	4.1%	5.1%	1,825
9	Denver	23	7,970	6.5%	5.0%	1,134
10	Phoenix	31	8,880	7.3%	4.2%	930
11	Suburban Maryland	16	4,584	3.8%	3.9%	1,489
12	Orlando	24	7,265	6.0%	3.8%	1,009
13	Orange County, CA	11	3,490	2.9%	3.2%	1,578
14	Atlanta	16	4,800	3.9%	2.5%	1,040
15	Inland Empire, CA	10	3,081	2.5%	2.4%	1,434
16	All Other Markets (2)	29	7,150	5.9%	3.7%	1,077
	Total	425	117,073	96.0%	100.0%	1,589
	Military Housing	2	4,901	4.0%	—	—
	Grand Total	427	121,974	100.0%	100.0%	$1,589

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the month of December 2011.

(2)	All Other Markets – Each individual market is less than 2.0% of stabilized NOI.
Note: Projects under development are not included in the Portfolio Summary until construction has been completed, at which time they are included at their projected stabilized NOI.
The Company’s properties had an average occupancy of approximately 94.2% (94.7% on a same store basis) at December 31, 2011. Certain of the Company’s properties are encumbered by mortgages and additional detail can be found on Schedule III – Real Estate and Accumulated Depreciation. Resident leases are generally for twelve months in length and can require security deposits. The garden-style properties are generally defined as properties with two and/or three story buildings while the mid-rise/high-rise are defined as properties with greater than three story buildings. These two property types typically provide residents with amenities, which may include a clubhouse, swimming pool, laundry facilities and cable television access. Certain of these properties offer additional amenities such as saunas, whirlpools, spas, sports courts and exercise rooms or other amenities. In addition, many of our urban properties have parking garage and/or retail components. The military housing properties are defined as those properties located on military bases.
The distribution of the properties throughout the United States reflects the Company’s belief that geographic diversification helps insulate the portfolio from regional influences. At the same time, the Company has sought to create clusters of properties within each of its primary markets in order to achieve economies of scale in management and operation. The Company may nevertheless acquire additional multifamily properties located anywhere in the United States.

The properties currently in various stages of development and lease-up at December 31, 2011 are included in the following table:

Development and Lease-Up Projects as of December 31, 2011
(Amounts in thousands except for project and apartment unit amounts)

Projects	Location	No. of Apartment Units	Total Capital Cost (1)	Total Book Value to Date	Total Book Value Not Placed in Service	Total Debt	Percentage Completed	Percentage Leased	Percentage Occupied	Estimated Completion Date	Estimated Stabilization Date
Consolidated
Projects Under Development – Wholly Owned:
Savoy III	Aurora CO	168	$23,856	$15,785	$15,785	$—	80%	1%	—	Q2 2012	Q2 2013
2201 Pershing Drive	Arlington, VA	188	64,242	30,927	30,927	—	43%	—	—	Q3 2012	Q3 2013
Chinatown Gateway	Los Angeles, CA	280	92,920	35,011	35,011	—	11%	—	—	Q3 2013	Q2 2015
Westgate Block 2	Pasadena, CA	252	125,293	35,086	35,086	—	1%	—	—	Q1 2014	Q1 2015
The Madison	Alexandria, VA	360	115,072	27,376	27,376	—	1%	—	—	Q1 2014	Q2 2015
Market Street Landing	Seattle, WA	287	90,024	16,005	16,005	—	1%	—	—	Q1 2014	Q3 2015
Projects Under Development – Wholly Owned		1,535	511,407	160,190	160,190	—
Projects Under Development		1,535	511,407	160,190	160,190	—
Completed Not Stabilized – Wholly Owned (2):
88 Hillside (3)	Daly City, CA	95	39,520	39,520	—	—		52%	47%	Completed	Q2 2012
Ten23 (formerly 500 West 23rd Street) (4)	New York, NY	111	55,555	53,002	—	—		18%	—	Completed	Q4 2012
Projects Completed Not Stabilized – Wholly Owned		206	95,075	92,522	—	—
Projects Completed Not Stabilized		206	95,075	92,522	—	—
Completed and Stabilized During the Quarter – Wholly Owned:
425 Mass (3)	Washington, D.C.	559	166,750	166,750	—	—		96%	93%	Completed	Stabilized
Vantage Pointe (3)	San Diego, CA	679	200,000	200,000	—	—		93%	91%	Completed	Stabilized
Projects Completed and Stabilized During the Quarter - Wholly Owned		1,238	366,750	366,750	—	—
Projects Completed and Stabilized During the Quarter		1,238	366,750	366,750	—	—
Total Consolidated Projects		2,979	$973,232	$619,462	$160,190	$—
Land Held for Development (5)		N/A	N/A	$325,200	$325,200	$—

Unconsolidated
Projects Under Development – Unconsolidated:
Domain (6)	San Jose, CA	444	$154,570	$38,148	$38,148	$—	2%	—	—	Q1 2013	Q1 2015
Nexus Sawgrass (formerly Sunrise Village) (6)	Sunrise, FL	501	78,212	22,940	22,940	—	10%	—	—	Q3 2013	Q3 2014
Projects Under Development – Unconsolidated		945	232,782	61,088	61,088	—
Projects Under Development		945	232,782	61,088	61,088	—
Total Unconsolidated Projects		945	$232,782	$61,088	$61,088	$—

(1)
Total capital cost represents estimated cost for projects under development and/or developed and all capitalized costs incurred to date plus any estimates of costs remaining to be funded for all projects, all in accordance with GAAP.

(2)	Properties included here are substantially complete. However, they may still require additional exterior and interior work for all apartment units to be available for leasing.

(3)	The Company acquired these completed development projects prior to stabilization and has continued or is finishing lease-up activities.

(4)	Ten23 - The land under this development is subject to a long term ground lease.

(5)	Includes $58.3 million funded by Toll Brothers (NYSE: TOL) for their allocated share of a vacant land parcel at 400 Park Avenue South in New York City.

(6)
These development projects are owned 20% by the Company and 80% by an institutional partner in two separate unconsolidated joint ventures. Total project costs are approximately $232.8 million and construction will be predominately funded with two separate long-term, non-recourse secured loans from the partner. The Company is responsible for constructing the projects and has given certain construction cost overrun guarantees. The Company's remaining funding obligations are currently estimated at $5.4 million.

Item 3. Legal Proceedings
The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at December 31, 2011. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.
The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Share Market Prices and Dividends (Equity Residential)
The following table sets forth, for the years indicated, the high, low and closing sales prices for and the distributions declared on the Company’s Common Shares, which trade on the New York Stock Exchange under the trading symbol EQR.

	Sales Price
	High	Low	Closing	Distributions
2011
Fourth Quarter Ended December 31, 2011	$60.32	$48.46	$57.03	$0.5675
Third Quarter Ended September 30, 2011	$63.86	$50.38	$51.87	$0.3375
Second Quarter Ended June 30, 2011	$61.86	$55.31	$60.00	$0.3375
First Quarter Ended March 31, 2011	$56.43	$49.60	$56.41	$0.3375

2010
Fourth Quarter Ended December 31, 2010	$52.64	$47.01	$51.95	$0.4575
Third Quarter Ended September 30, 2010	$50.80	$39.69	$47.57	$0.3375
Second Quarter Ended June 30, 2010	$48.46	$38.84	$41.64	$0.3375
First Quarter Ended March 31, 2010	$40.43	$31.40	$39.15	$0.3375

The number of record holders of Common Shares at February 17, 2012 was approximately 2,800. The number of outstanding Common Shares as of February 17, 2012 was 300,240,671.
OP Unit Dividends (ERP Operating Limited Partnership)
There is no established public market for the OP Units
The following table sets forth, for the years indicated, the distributions on the Operating Partnership's OP Units.

	Distributions
	2011	2010
Fourth Quarter Ended December 31,	$0.5675	$0.4575
Third Quarter Ended September 30,	$0.3375	$0.3375
Second Quarter Ended June 30,	$0.3375	$0.3375
First Quarter Ended March 31,	$0.3375	$0.3375
The number of record holders of OP Units in the Operating Partnership at February 17, 2012 was 525. The number of outstanding OP Units as of February 17, 2012 was 313,664,567.
Unregistered Common Shares Issued in the Quarter Ended December 31, 2011 (Equity Residential)
During the quarter ended December 31, 2011, EQR issued 16,945 Common Shares in exchange for 16,945 OP Units held by various limited partners of the Operating Partnership. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Equity Compensation Plan Information
The following table provides information as of December 31, 2011 with respect to the Company's Common Shares that may be issued under its existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Plan Category
	(a) (1)	(b) (1)	(c) (2)
Equity compensation plans approved by shareholders	8,594,020	$36.81	15,764,443
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

(1)
The amounts shown in columns (a) and (b) of the above table do not include 697,510 outstanding Common Shares (all of which are restricted and subject to vesting requirements) that were granted under the Company's Amended and Restated 1993 Share Option and Share Award Plan, as amended (the “1993 Plan”), the Company's 2002 Share Incentive Plan, as restated (the “2002 Plan”) and the Company's 2011 Share Incentive Plan (the "2011 Plan") and outstanding Common Shares that have been purchased by employees and trustees under the Company's ESPP.

(2)
Includes 12,473,580 Common Shares that may be issued under the 2011 Plan, of which only 33% may be in the form of restricted shares, and 3,290,863 Common Shares that may be sold to employees and trustees under the ESPP.

On June 16, 2011, the shareholders of EQR approved the Company's 2011 Plan and the Company has filed a Form S-8 registration statement to register 12,980,741 Common Shares under this plan. As of December 31, 2011, 12,473,580 shares were available for future issuance. In conjunction with the approval of the 2011 Plan, no further awards may be granted under the 2002 Plan. The 2011 Plan expires on June 16, 2021.

Any Common Shares issued pursuant to EQR's incentive equity compensation and employee share purchase plans will result in ERPOP issuing OP Units to EQR on a one-for-one basis, with ERPOP receiving the net cash proceeds of such issuances.

Item 6.	Selected Financial Data
The following tables set forth selected financial and operating information on a historical basis for the Company and the Operating Partnership. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating and balance sheet data have been derived from the historical financial statements of the Company and the Operating Partnership. All amounts have also been restated in accordance with the guidance on discontinued operations. Certain capitalized terms as used herein are defined in the Notes to Consolidated Financial Statements.

Equity Residential
CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
(Financial information in thousands except for per share and property data)

	Year Ended December 31,
	2011	2010	2009	2008	2007
OPERATING DATA:
Total revenues from continuing operations	$1,989,463	$1,773,268	$1,640,224	$1,636,284	$1,492,099
Interest and other income	$7,977	$5,166	$16,578	$33,245	$19,360
Income (loss) from continuing operations	$83,998	$(83,426)	$(57,707)	$(105,505)	$(70,073)
Discontinued operations, net	$851,199	$379,409	$439,736	$541,918	$1,117,429
Net income	$935,197	$295,983	$382,029	$436,413	$1,047,356
Net income available to Common Shares	$879,720	$269,242	$347,794	$393,115	$951,242
Earnings per share – basic:
Income (loss) from continuing operations available to Common Shares	$0.23	$(0.33)	$(0.25)	$(0.43)	$(0.34)
Net income available to Common Shares	$2.98	$0.95	$1.27	$1.46	$3.40
Weighted average Common Shares outstanding	294,856	282,888	273,609	270,012	279,406
Earnings per share – diluted:
Income (loss) from continuing operations available to Common Shares	$0.22	$(0.33)	$(0.25)	$(0.43)	$(0.34)
Net income available to Common Shares	$2.95	$0.95	$1.27	$1.46	$3.40
Weighted average Common Shares outstanding	312,065	282,888	273,609	270,012	279,406
Distributions declared per Common Share outstanding	$1.58	$1.47	$1.64	$1.93	$1.87
BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$20,407,946	$19,702,371	$18,465,144	$18,690,239	$18,333,350
Real estate, after accumulated depreciation	$15,868,363	$15,365,014	$14,587,580	$15,128,939	$15,163,225
Total assets	$16,659,303	$16,184,194	$15,417,515	$16,535,110	$15,689,777
Total debt	$9,721,061	$9,948,076	$9,392,570	$10,483,942	$9,478,157
Redeemable Noncontrolling Interests – Operating Partnership	$416,404	$383,540	$258,280	$264,394	$345,165
Total shareholders’ equity	$5,669,015	$5,090,186	$5,047,339	$4,905,356	$4,917,370
Total Noncontrolling Interests	$193,842	$118,390	$127,174	$163,349	$188,605
OTHER DATA:
Total properties (at end of period)	427	451	495	548	579
Total apartment units (at end of period)	121,974	129,604	137,007	147,244	152,821
Funds from operations available to Common Shares and Units – basic (1) (3) (4)	$752,153	$622,786	$615,505	$618,372	$713,412
Normalized funds from operations available to Common Shares and Units – basic (2) (3) (4)	$759,665	$682,422	$661,542	$735,062	$699,029
Cash flow provided by (used for):
Operating activities	$798,334	$726,037	$670,812	$755,027	$793,128
Investing activities	$(194,828)	$(639,458)	$105,229	$(343,803)	$(200,645)
Financing activities	$(650,993)	$151,541	$(1,473,547)	$428,739	$(801,929)

ERP Operating Limited Partnership
CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
(Financial information in thousands except for per Unit and property data)

	Year Ended December 31,
	2011	2010	2009	2008	2007
OPERATING DATA:
Total revenues from continuing operations	$1,989,463	$1,773,268	$1,640,224	$1,636,284	$1,492,099
Interest and other income	$7,977	$5,166	$16,578	$33,245	$19,360
Income (loss) from continuing operations	$83,998	$(83,426)	$(57,707)	$(105,505)	$(70,073)
Discontinued operations, net	$851,199	$379,409	$439,736	$541,918	$1,117,429
Net income	$935,197	$295,983	$382,029	$436,413	$1,047,356
Net income available to Units	$920,500	$282,341	$368,099	$419,241	$1,015,769
Earnings per Unit – basic:
Income (loss) from continuing operations available to Units	$0.23	$(0.33)	$(0.25)	$(0.43)	$(0.34)
Net income available to Units	$2.98	$0.95	$1.27	$1.46	$3.40
Weighted average Units outstanding	308,062	296,527	289,167	287,631	298,392
Earnings per Unit – diluted:
Income (loss) from continuing operations available to Units	$0.22	$(0.33)	$(0.25)	$(0.43)	$(0.34)
Net income available to Units	$2.95	$0.95	$1.27	$1.46	$3.40
Weighted average Units outstanding	312,065	296,527	289,167	287,631	298,392
Distributions declared per Unit outstanding	$1.58	$1.47	$1.64	$1.93	$1.87
BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$20,407,946	$19,702,371	$18,465,144	$18,690,239	$18,333,350
Real estate, after accumulated depreciation	$15,868,363	$15,365,014	$14,587,580	$15,128,939	$15,163,225
Total assets	$16,659,303	$16,184,194	$15,417,515	$16,535,110	$15,689,777
Total debt	$9,721,061	$9,948,076	$9,392,570	$10,483,942	$9,478,157
Redeemable Limited Partners	$416,404	$383,540	$258,280	$264,394	$345,165
Total partners' capital	$5,788,551	$5,200,585	$5,163,459	$5,043,185	$5,079,739
Noncontrolling Interests – Partially Owned Properties	$74,306	$7,991	$11,054	$25,520	$26,236
OTHER DATA:
Total properties (at end of period)	427	451	495	548	579
Total apartment units (at end of period)	121,974	129,604	137,007	147,244	152,821
Funds from operations available to Units – basic (1) (3) (4)	$752,153	$622,786	$615,505	$618,372	$713,412
Normalized funds from operations available to Units – basic (2) (3) (4)	$759,665	$682,422	$661,542	$735,062	$699,029
Cash flow provided by (used for):
Operating activities	$798,334	$726,037	$670,812	$755,027	$793,128
Investing activities	$(194,828)	$(639,458)	$105,229	$(343,803)	$(200,645)
Financing activities	$(650,993)	$151,541	$(1,473,547)	$428,739	$(801,929)

(1)
The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) (April 2002 White Paper) as net income (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding gains (or losses) from sales and impairment write-downs of depreciable operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The April 2002 White Paper states that gain or loss on sales of property is excluded from FFO for previously depreciated operating properties only. Once the Company commences the conversion of apartment units to condominiums, it simultaneously discontinues depreciation of such property.

(2)	Normalized funds from operations (“Normalized FFO”) begins with FFO and excludes:

▪	the impact of any expenses relating to non-operating asset impairment and valuation allowances;

▪	property acquisition and other transaction costs related to mergers and acquisitions and pursuit cost write-offs (other expenses);

▪
gains and losses from early debt extinguishment, including prepayment penalties, preferred share/preference unit redemptions and the cost related to the implied option value of non-cash convertible debt discounts;

▪	gains and losses on the sales of non-operating assets, including gains and losses from land parcel and condominium sales, net of the effect of income tax benefits or expenses; and

▪	other miscellaneous non-comparable items.

(3)
The Company believes that FFO and FFO available to Common Shares and Units / Units are helpful to investors as supplemental measures of the operating performance of a real estate company, because they are recognized measures of performance by the real estate industry and by excluding gains or losses related to dispositions of depreciable property and excluding real estate depreciation (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates). FFO and FFO available to Common Shares and Units / Units can help compare the operating performance of a company’s real estate between periods or as compared to different companies. The company also believes that Normalized FFO and Normalized FFO available to Common Shares and Units / Units are helpful to investors as supplemental measures of the operating performance of a real estate company because they allow investors to compare the company’s operating performance to its performance in prior reporting periods and to the operating performance of other real estate companies without the effect of items that by their nature are not comparable from period to period and tend to obscure the Company’s actual operating results. FFO, FFO available to Common Shares and Units / Units, Normalized FFO and Normalized FFO available to Common Shares and Units / Units do not represent net income, net income available to Common Shares / Units or net cash flows from operating activities in accordance with GAAP. Therefore, FFO, FFO available to Common Shares and Units / Units, Normalized FFO and Normalized FFO available to Common Shares and Units / Units should not be exclusively considered as alternatives to net income, net income available to Common Shares / Units or net cash flows from operating activities as determined by GAAP or as a measure of liquidity. The Company’s calculation of FFO, FFO available to Common Shares and Units / Units, Normalized FFO and Normalized FFO available to Common Shares and Units / Units may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.

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

Note: See Item 7 for a reconciliation of net income to FFO, FFO available to Common Shares and Units / Units, Normalized FFO and Normalized FFO available to Common Shares and Units / Units.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the results of operations and financial condition of the Company and the Operating Partnership should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Company's ability to control the Operating Partnership and its subsidiaries, the Operating Partnership and each such subsidiary entity has been consolidated with the Company for financial reporting purposes, except for two unconsolidated developments and our military housing properties. Capitalized terms used herein and not defined are as defined elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2011.

Forward-Looking Statements
Forward-looking statements in this Item 7 as well as elsewhere in this Annual Report on Form 10-K are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, projections and assumptions made by management. While the Company's management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Many of these uncertainties and risks are difficult to predict and beyond management's control. Forward-looking statements are not guarantees of future performance, results or events. The forward-looking statements contained herein are made as of the date hereof and the Company undertakes no obligation to update or supplement these forward-looking statements. Factors that might cause such differences include, but are not limited to the following:

▪	We intend to actively acquire and/or develop multifamily properties for rental operations as market conditions dictate.

We may also acquire multifamily properties that are unoccupied or in the early stages of lease up. We may be unable to lease up these apartment properties on schedule, resulting in decreases in expected rental revenues and/or lower yields due to lower occupancy and rates as well as higher than expected concessions. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or to complete a development property. Additionally, we expect that other real estate investors with capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development and acquisition efforts. This competition (or lack thereof) may increase (or depress) prices for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. We have acquired in the past and intend to continue to pursue the acquisition of properties and portfolios of properties, including large portfolios, that could increase our size and result in alterations to our capital structure. The total number of apartment units under development, costs of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation;

▪	Debt financing and other capital required by the Company may not be available or may only be available on adverse terms;

▪	Labor and materials required for maintenance, repair, capital expenditure or development may be more expensive than anticipated;

▪
Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction and excess inventory of multifamily and single family housing, rental housing subsidized by the government, other government programs that favor single family rental housing or owner occupied housing over multifamily rental housing, slow or negative employment growth and household formation, the availability of low-interest mortgages for single family home buyers, changes in social preferences and the potential for geopolitical instability, all of which are beyond the Company's control; and

▪	Additional factors as discussed in Part I of this Annual Report on Form 10-K, particularly those under “Item 1A. Risk Factors”.
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

EQR is the general partner of, and as of December 31, 2011 owned an approximate 95.7% ownership interest in ERPOP. All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

The Company's corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices in each of its markets. As of December 31, 2011, the Company had approximately 3,800 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

Business Objectives and Operating and Investing Strategies
The Company invests in apartment communities located in strategically targeted markets with the goal of maximizing our risk adjusted total return (operating income plus capital appreciation) on invested capital.
Our operating focus is on balancing occupancy and rental rates to maximize our revenue while exercising tight cost control to generate the highest possible return to our shareholders. Revenue is maximized by attracting qualified prospects to our properties, cost-effectively converting these prospects into new residents and keeping our residents satisfied so they will renew their leases upon expiration. While we believe that it is our high-quality, well-located assets that bring our customers to us, it is the customer service and superior value provided by our on-site personnel that keeps them renting with us and recommending us to their friends.
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
We seek to maximize capital appreciation of our properties by investing in markets that are characterized by conditions favorable to multifamily property appreciation. These markets generally feature one or more of the following:

•	High barriers to entry where, because of land scarcity or government regulation, it is difficult or costly to build new apartment properties, creating limits on new supply;

•	High single family home prices making our apartments a more economical housing choice;

•	Strong economic growth leading to household formation and job growth, which in turn leads to high demand for our apartments; and

•	An attractive quality of life leading to high demand and retention that allows us to increase rents.
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
Over the past several years, the Company has done an extensive repositioning of its portfolio from low barrier to entry/non-core markets to high barrier to entry/core markets. Since 2005, the Company has sold over 124,000 apartment units primarily in its non-core markets for an aggregate sales price of approximately $10.0 billion, acquired over 42,000 apartment units in its core markets for approximately $9.4 billion and began approximately $2.7 billion of development projects in its core markets. We are currently seeking to acquire and develop assets primarily in the following targeted metropolitan areas: Boston, New York, Washington DC, South Florida, Southern California, San Francisco and Seattle. We also have investments (in the aggregate about 19.2% of our NOI at December 31, 2011) in other markets including Denver, Atlanta, Phoenix, New England (excluding Boston), Orlando and Jacksonville but do not currently intend to acquire or develop new assets in these markets.
As part of its strategy, the Company purchases completed and fully occupied apartment properties, partially completed or partially occupied properties or land on which apartment properties can be constructed. We intend to hold a diversified portfolio of assets across our target markets. As of December 31, 2011, no single metropolitan area accounted for more than 15.3% of our NOI, though no guarantee can be made that NOI concentration may not increase in the future.
We endeavor to attract and retain the best employees by providing them with the education, resources and opportunities to succeed. We provide many classroom and on-line training courses to assist our employees in interacting with prospects and residents as well as extensively train our customer service specialists in maintaining the equipment and appliances on our property sites. We actively promote from within and many senior corporate and property leaders have risen from entry level or junior positions. We monitor our employees' engagement by surveying them annually and have consistently received high engagement scores.
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

Current Environment

We expect strong growth in 2012 same store revenue (anticipated increase ranging from 5.0% to 6.0%) and 2012 NOI (anticipated increase ranging from 6.5% to 8.5%) and are optimistic that the strength in fundamentals realized in 2011 will be sustained for the foreseeable future. We believe the key drivers behind the anticipated increases in revenue are base rent pricing, renewal pricing, resident turnover and physical occupancy. Despite extremely slow growth in the overall economy, our business continues to perform well as evidenced by rising base and renewal rents. Our relatively stable turnover and solid occupancy, which we anticipate will continue throughout 2012, provide us with the ability to increase rental rates. The combined forces of demographics, household formations and the continued aversion to home ownership should ensure a continued strong demand for rental housing.

The Company anticipates that 2012 same store expenses will increase 1.5% to 2.5% primarily due to increases in real estate taxes, utilities and payroll. Real estate taxes are expected to increase 4.0% to 5.0% in 2012 most significantly due to the burn off of 421a tax abatements in New York City but also due to expected value and rate increases in some of our jurisdictions. Utilities are expected to grow 1.5% to 2.5% in 2012 as increases in water, sewer and trash are partially offset by decreases in natural gas rates. On-site payroll is expected to increase by approximately 1.0% in 2012 as normal annual merit increases in payroll should be mitigated by improvements in technology and automation. This follows several years of excellent expense control, with a compounded annual growth in same store expenses of approximately 1.0% over the last five years.

The Company continues to sell non-core assets and reduce its exposure to non-core markets as we believe these assets do not fit into our long term plans and we can sell them for prices that we believe are favorable. The Company sold 47 consolidated properties consisting of 14,345 apartment units for $1.48 billion during the year ended December 31, 2011. The Company's decision to accelerate the timing and increase the volume of dispositions combined with reinvestment of the cash proceeds in assets with lower cap rates (see definition below) later in 2011 was dilutive to our 2011 per share results. The Company defines dilution from transactions as the lost NOI from sales proceeds that were not reinvested in other apartment properties or were reinvested in properties with a lower cap rate. The Company anticipates consolidated dispositions of approximately $1.25 billion during the year ended December 31, 2012.

Competition for the properties we are interested in acquiring is significant due to the overall improvement in market fundamentals. We believe our access to capital, our ability to execute large, complex transactions and our ability to efficiently stabilize large scale lease up properties provide us with a competitive advantage. The Company acquired 21 consolidated properties consisting of 6,198 apartment units for $1.38 billion and one commercial building for potential redevelopment for $11.8 million. The Company anticipates consolidated acquisitions of approximately $1.25 billion during the year ended December 31, 2012.

The Company also acquired six land parcels and entered into a long-term ground lease on another land parcel for $202.3 million during the year ended December 31, 2011. We acquired these land parcels with the intent to develop them into approximately $725.0 million of new apartment properties. The Company also started construction on six projects representing 2,124 apartment units totaling $656.1 million during the year ended December 31, 2011. The Company expects to start construction on eight projects representing 2,014 apartment units totaling approximately $750.0 million of development costs during the year ended December 31, 2012.

On December 2, 2011, the Company entered into a contract with affiliates of Bank of America and Barclays PLC to acquire, for $1.325 billion, half of their interests - an approximately 26.5% interest overall - in Archstone, a privately-held owner, operator and developer of multifamily apartment properties. On January 20, 2012, Lehman Brothers, the other owner of Archstone, acquired this 26.5% interest pursuant to a right of first offer and as a result, the Company's contract with the sellers was terminated. The Company now has the exclusive right, exercisable on or before April 19, 2012, to contract to purchase the remaining 26.5% interest in Archstone owned by the same sellers for a price, determined by the Company, equal to $1.485 billion or higher. Any purchase of the remaining interest by the Company would also be subject to Lehman's right of first offer, and if Lehman were to exercise such right, the Company would be entitled to a break-up fee of $80.0 million, subject to repayment in certain limited circumstances. In 2011, the Company incurred Archstone-related expenses of approximately $4.4 million. Approximately $2.6 million of this total was financing-related and $1.8 million was pursuit costs.

We currently have access to multiple sources of capital including the equity markets as well as both the secured and unsecured debt markets. In December 2011, the Company completed a $1.0 billion unsecured ten year note offering with a coupon of 4.625% and an all-in effective interest rate of approximately 6.2%. We also raised $201.9 million in equity under our ATM Common Share offering program in 2011 and raised an additional $123.6 million under this program thus far in 2012. In July 2011, the Company replaced its then existing unsecured revolving credit facility which was due to mature in February 2012 with a new $1.25 billion unsecured revolving credit facility maturing on July 13, 2014, subject to a one-year extension option exercisable by the Company. The Company believes that the new facility contains a diversified and strong bank group which increases its balance sheet flexibility going forward. Subsequent to the year ended December 31, 2011, the Company amended this facility to increase available borrowings by $500.0 million to $1.75 billion and entered into a commitment for a new senior unsecured $500.0 million delayed draw term loan facility. The Company arranged these facilities to replace a commitment for a $1.0 billion senior unsecured bridge loan facility and represents access to certain but contingent capital should the Company be successful in its pursuit of Archstone. These facilities are also available for other funding obligations should the Company be unsuccessful in its pursuit of Archstone.

We believe that cash and cash equivalents, securities readily convertible to cash, current availability on our revolving credit facility and delayed draw term loan facility and disposition proceeds for 2012 will provide sufficient liquidity to meet our funding obligations relating to asset acquisitions, including an interest in Archstone, debt maturities and existing development projects through 2012. We expect that our remaining longer-term funding requirements will be met through some combination of new borrowings, equity issuances (including EQR's ATM Common Share offering program), property dispositions, joint ventures and cash generated from operations.

There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac (the “Government Sponsored Enterprises” or “GSEs”). Through their lender originator networks, Fannie Mae and Freddie Mac are significant lenders both to the Company and to buyers of the Company's properties. The GSEs have a mandate to support multifamily housing through their financing activities. Any changes to their mandates, reductions in their size or the scale of their activities or loss of key personnel could have a significant impact on the Company and may, among other things, lead to lower values for our disposition assets and higher interest rates on our borrowings. Such changes may also provide an advantage to us by making the cost of financing single family home ownership more expensive and provide us a competitive advantage given the size of our balance sheet and the multiple sources of capital to which we have access.

We believe that the Company is well-positioned as of December 31, 2011 because our properties are geographically diverse, were approximately 94.2% occupied (94.7% on a same store basis) and the long-term demographic picture is positive. With the exception of the Washington, D.C. market area, little new multifamily rental supply will be added to our markets over the next several years. We believe our strong balance sheet and ample liquidity will allow us to fund our debt maturities and development costs in the near term, and should also allow us to take advantage of investment opportunities in the future. As economic conditions continue to improve, the short-term nature of our leases and the limited supply of new rental housing being constructed, along with the customer service and superior value provided by our on-site personnel, should allow us to realize even more revenue growth and improvement in our operating results.

The current environment information presented above is based on current expectations and is forward-looking.

Results of Operations
In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in strategically targeted markets during the years ended December 31, 2011 and December 31, 2010. In summary, we:
Year Ended December 31, 2011:

▪
Acquired $1.3 billion of apartment properties consisting of 20 consolidated properties and 6,103 apartment units at a weighted average cap rate (see definition below) of 5.2% and acquired five land parcels and entered into a long-term ground lease on one land parcel located in New York City for a total of $68.3 million, all of which we deem to be in our strategic targeted markets;

▪
Acquired one vacant land parcel in New York City in a joint venture with Toll Brothers for $134.0 million, consisting of contributions by the Company and Toll Brothers of approximately $76.1 million and $57.9 million, respectively, for future development;

▪	Acquired one unoccupied property in the San Francisco Bay Area in the third quarter of 2011 for $39.5 million consisting of 95 apartment units that is expected to stabilize at a 6.3% yield on cost;

▪	Acquired a 97,000 square foot commercial building adjacent to our Harbor Steps apartment property in downtown Seattle for $11.8 million for potential redevelopment; and

▪
Sold $1.5 billion of consolidated apartment properties consisting of 47 properties and 14,345 apartment units at a weighted average cap rate of 6.5% generating an unlevered internal rate of return (IRR), inclusive of management costs, of 11.1% and one land parcel for $22.8 million, the majority of which were in exit or less desirable markets.

Year Ended December 31, 2010:

▪
Acquired $1.1 billion of apartment properties consisting of 14 consolidated properties and 3,207 apartment units at a weighted average cap rate of 5.4% and six land parcels for $68.9 million, all of which we deem to be in our strategic targeted markets;

▪
Acquired one unoccupied property in the second quarter of 2010 (425 Mass in Washington, D.C.) for $166.8 million consisting of 559 apartment units that is expected to stabilize at an 8.5% yield on cost and one property in the third quarter of 2010 (Vantage Pointe in San Diego, CA) for $200.0 million consisting of 679 apartment units that was in the early stages of lease up and is expected to stabilize at a 7.0% yield on cost;

▪
Acquired the 75% equity interest it did not own in seven previously unconsolidated properties consisting of 1,811 apartment units at an implied cap rate of 8.4% in exchange for an approximate $30.0 million payment to its joint venture partner;

▪
Sold $718.4 million of consolidated apartment properties consisting of 35 properties and 7,171 apartment units at a weighted average cap rate of 6.7%, 2 condominium units for $0.4 million and one land parcel for $4.0 million, the majority of which was in exit or less desirable markets; and

▪
Sold the last of its 25% equity interests in an institutional joint venture consisting of 27 unconsolidated properties containing 6,275 apartment units. These properties were valued in their entirety at $417.8 million which results in an implied weighted average cap rate of 7.5% (generating cash to the Company, net of debt repayments, of $26.9 million).

The Company's primary financial measure for evaluating each of its apartment communities is net operating income (“NOI”). NOI represents rental income less property and maintenance expense, real estate tax and insurance expense and property management expense. The Company believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Company's apartment communities. The cap rate is generally the first year NOI yield (net of replacements) on the Company's investment.
Properties that the Company owned for all of both 2011 and 2010 (the “2011 Same Store Properties”), which represented 101,312 apartment units, impacted the Company's results of operations. Properties that the Company owned for all of both 2010 and 2009 (the “2010 Same Store Properties”), which represented 112,042 apartment units, also impacted the Company's results of operations. Both the 2011 Same Store Properties and 2010 Same Store Properties are discussed in the following paragraphs.
The Company's acquisition, disposition and completed development activities also impacted overall results of operations for the years ended December 31, 2011 and 2010. The impacts of these activities are discussed in greater detail in the following paragraphs.
Comparison of the year ended December 31, 2011 to the year ended December 31, 2010
For the year ended December 31, 2011, the Company reported diluted earnings per share of $2.95 compared to $0.95 per share for the year ended December 31, 2010. The difference is primarily due to higher gains from property sales in 2011 vs. 2010, higher total property net operating income driven by the positive impact of the Company’s same store and lease-up activity and $45.4 million in impairment losses in 2010 that did not reoccur in 2011, partially offset by dilution as a result of the net impact of the Company's 2010 and 2011 acquisition and disposition activities.
For the year ended December 31, 2011, income from continuing operations increased approximately $167.4 million when compared to the year ended December 31, 2010. The increase in continuing operations is discussed below.
Revenues from the 2011 Same Store Properties increased $81.9 million primarily as a result of an increase in average rental rates charged to residents and an increase in occupancy. Expenses from the 2011 Same Store Properties increased $3.5 million primarily due to increases in property management costs, real estate taxes and utilities, partially offset by decreases in leasing and advertising costs and insurance. The following tables provide comparative same store results and statistics for the 2011 Same Store Properties:

2011 vs. 2010
Same Store Results/Statistics
$ in thousands (except for Average Rental Rate) – 101,312 Same Store Apartment Units

	Results			Statistics
				Average Rental Rate (1)
Description	Revenues	Expenses	NOI		Occupancy	Turnover
2011	$1,712,428	$617,712	$1,094,716	$1,481	95.2%	57.8%
2010	$1,630,482	$614,210	$1,016,272	$1,417	94.8%	56.9%
Change	$81,946	$3,502	$78,444	$64	0.4%	0.9%
Change	5.0%	0.6%	7.7%	4.5%

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.
The following table provides comparative same store operating expenses for the 2011 Same Store Properties:
2011 vs. 2010
Same Store Operating Expenses
$ in thousands – 101,312 Same Store Apartment Units

	Actual 2011	Actual 2010	$ Change	% Change	% of Actual 2011 Operating Expenses
Real estate taxes	$169,432	$166,675	$2,757	1.7%	27.4%
On-site payroll (1)	144,346	144,878	(532)	(0.4)%	23.4%
Utilities (2)	96,702	95,083	1,619	1.7%	15.7%
Repairs and maintenance (3)	89,549	89,128	421	0.5%	14.5%
Property management costs (4)	68,497	65,219	3,278	5.0%	11.1%
Insurance	19,394	20,605	(1,211)	(5.9)%	3.1%
Leasing and advertising	11,515	14,266	(2,751)	(19.3)%	1.9%
Other on-site operating expenses (5)	18,277	18,356	(79)	(0.4)%	2.9%
Same store operating expenses	$617,712	$614,210	$3,502	0.6%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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
The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the 2011 Same Store Properties.

	Year Ended December 31,
	2011	2010
	(Amounts in thousands)
Operating income	$573,332	$376,077
Adjustments:
Non-same store operating results	(164,438)	(53,734)
Fee and asset management revenue	(9,026)	(9,476)
Fee and asset management expense	4,279	4,998
Depreciation	646,963	613,146
General and administrative	43,606	39,881
Impairment	—	45,380
Same store NOI	$1,094,716	$1,016,272
For properties that the Company acquired prior to January 1, 2011 and expects to continue to own through December 31, 2012, the Company anticipates the following same store results for the full year ending December 31, 2012:

2012 Same Store Assumptions
Physical occupancy	95.2%
Revenue change	5.0% to 6.0%
Expense change	1.5% to 2.5%
NOI change	6.5% to 8.5%
The Company anticipates consolidated rental acquisitions of $1.25 billion and consolidated rental dispositions of $1.25 billion and expects that acquisitions will have a 1.25% lower cap rate than dispositions for the full year ending December 31, 2012.
These 2012 assumptions are based on current expectations and are forward-looking.
Non-same store operating results increased approximately $110.7 million and consist primarily of properties acquired in calendar years 2010 and 2011, as well as operations from the Company’s completed development properties. Although the operations of both the non-same store assets and the same store assets have been positively impacted during the year ended December 31, 2011, the non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to 2010 and 2011 acquisitions, increasing occupancy for properties in lease-up and a longer ownership period in 2011 than 2010. This increase primarily resulted from:

▪	Development and other miscellaneous properties in lease-up of $39.1 million;

▪	Properties acquired in 2010 and 2011 of $53.1 million; and

▪	Newly stabilized development and other miscellaneous properties of $3.0 million.
See also Note 17 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.
Fee and asset management revenues, net of fee and asset management expenses, increased approximately $0.3 million or 6.0% primarily due to revenues earned on management of the Company’s unconsolidated development joint ventures, an increase in revenue earned on management of the Company's military housing ventures at Fort Lewis and McChord Air Force Base and lower expenses, partially offset by the unwinding of four institutional joint ventures during 2010.
Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses increased approximately $2.0 million or 2.6%. This increase is primarily attributable to an increase in payroll-related costs, which is largely a result of the creation of the Company’s central business group, which moved certain administrative functions off-site, and increases in legal and professional fees and education/conference expenses.
Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $33.8 million or 5.5% primarily as a result of additional depreciation expense on properties acquired in 2011, development properties placed in service and capital expenditures for all properties owned, partially offset by a decrease in the amortization of furniture, fixtures and equipment that were fully depreciated.

General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $3.7 million or 9.3% primarily due to an increase in payroll-related costs, which is largely a result of the acceleration of long-term compensation expense for retirement eligible employees. The Company anticipates that general and administrative expenses will approximate $45.0 million to $46.0 million for the year ending December 31, 2012. The above assumption is based on current expectations and is forward-looking.
Impairment from continuing operations decreased approximately $45.4 million due to an impairment charge taken during the fourth quarter of 2010 on land held for development related to two potential development projects that did not reoccur in 2011. See Note 18 in the Notes to Consolidated Financial Statements for further discussion.
Interest and other income from continuing operations increased approximately $2.8 million or 54.4% primarily as a result of interest earned on cash and cash equivalents due to larger overall cash balances during the year ended December 31, 2011 as compared to the same period in 2010, forfeited deposits for terminated disposition transactions and proceeds received from the Company’s final royalty participation in LRO/Rainmaker (a revenue management system), partially offset by insurance/litigation settlement proceeds that occurred during the year ended December 31, 2010 and did not reoccur during the year ended December 31, 2011. The Company anticipates that interest and other income will approximate $0.5 million to $1.0 million for the year ending December 31, 2012. The above assumption is based on current expectations and is forward-looking.
Other expenses from continuing operations increased approximately $2.6 million or 22.0% primarily due to an increase in property acquisition costs incurred in conjunction with the Company’s 2011 acquisitions as well as transaction costs related to the pursuit of Archstone.
Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $7.8 million or 1.6% primarily as a result of a full year of interest expense on the $600.0 million of unsecured notes that closed in July 2010 and interest expense on forward starting swaps terminated in conjunction with the issuance of $1.0 billion of unsecured notes, partially offset by lower interest expense on mortgage notes payable due to lower balances during the year ended December 31, 2011 as compared to the same period in 2010. During the year ended December 31, 2011, the Company capitalized interest costs of approximately $9.1 million as compared to $13.0 million for the year ended December 31, 2010. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the year ended December 31, 2011 was 5.30% as compared to 5.14% for the year ended December 31, 2010. The Company anticipates that interest expense from continuing operations will approximate $458.0 million to $468.0 million for the year ending December 31, 2012. The above assumption is based on current expectations and is forward-looking.
Income and other tax expense from continuing operations increased approximately $0.4 million primarily due to Tennessee and Texas franchise tax refunds received during the year ended December 31, 2010 that did not reoccur during the year ended December 31, 2011, partially offset by decreases in all other taxes. The Company anticipates that income and other tax expense will approximate $0.5 million to $1.5 million for the year ending December 31, 2012. The above assumption is based on current expectations and is forward-looking.
Loss from investments in unconsolidated entities decreased approximately $0.7 million compared to the year ended December 31, 2010 primarily due to the unwinding of four institutional joint ventures during 2010.
Net gain on sales of unconsolidated entities decreased approximately $28.1 million primarily due to the gain on sale and revaluation of seven previously unconsolidated properties that were acquired from the Company’s joint venture partner and the gain on sale for 27 unconsolidated properties that occurred during the year ended December 31, 2010 that did not reoccur during the year ended December 31, 2011.
Net gain on sales of land parcels increased approximately $5.6 million primarily due to the gain on sale of a land parcel located in suburban Washington, D.C. during the year ended December 31, 2011 and a loss on sale of a land parcel during the same period in 2010.
Discontinued operations, net increased approximately $471.8 million between the periods under comparison. This increase is primarily due to higher gains from property sales during the year ended December 31, 2011 compared to the same period in 2010, partially offset by properties sold in 2011 which reflect operations for none of or a partial period in 2011 in contrast to a full or partial period in 2010. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.
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
For the year ended December 31, 2010, loss from continuing operations increased approximately $25.7 million when compared to the year ended December 31, 2009. The decrease in continuing operations is discussed below.
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

2010 vs. 2009
Same Store Results/Statistics
$ in thousands (except for Average Rental Rate) – 112,042 Same Store Apartment Unit

	Results			Statistics
				Average Rental Rate (1)
Description	Revenues	Expenses	NOI		Occupancy	Turnover
2010	$1,728,268	$654,663	$1,073,605	$1,358	94.8%	56.7%
2009	$1,730,335	$648,508	$1,081,827	$1,375	93.7%	61.5%
Change	$(2,067)	$6,155	$(8,222)	$(17)	1.1%	(4.8)%
Change	(0.1)%	0.9%	(0.8)%	(1.2)%

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.
The following table provides comparative same store operating expenses for the 2010 Same Store Properties:
2010 vs. 2009
Same Store Operating Expenses
$ in thousands – 112,042 Same Store Apartment Units

	Actual 2010	Actual 2009	$ Change	% Change	% of Actual 2010 Operating Expenses
Real estate taxes	$174,131	$177,180	$(3,049)	(1.7%)	26.6%
On-site payroll (1)	156,668	156,446	222	0.1%	23.9%
Utilities (2)	102,553	100,441	2,112	2.1%	15.7%
Repairs and maintenance (3)	97,166	94,223	2,943	3.1%	14.8%
Property management costs (4)	69,995	64,022	5,973	9.3%	10.7%
Insurance	21,545	21,525	20	0.1%	3.3%
Leasing and advertising	14,892	16,029	(1,137)	(7.1%)	2.3%
Other on-site operating expenses (5)	17,713	18,642	(929)	(5.0%)	2.7%
Same store operating expenses	$654,663	$648,508	$6,155	0.9%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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

Non-same store operating results increased approximately $84.6 million and consist primarily of properties acquired in calendar years 2009 and 2010, as well as operations from the Company's completed development properties and corporate housing business. While the operations of the non-same store assets have been negatively impacted during the year ended December 31, 2010 similar to the same store assets, the non-same store assets have contributed a greater percentage of total NOI to the Company's overall operating results primarily due to increasing occupancy for properties in lease-up and a longer ownership period in 2010 than 2009. This increase primarily resulted from:

▪	Development and other miscellaneous properties in lease-up of $32.4 million;

▪	Newly stabilized development and other miscellaneous properties of $0.2 million;

▪	Properties acquired in 2009 and 2010 of $56.2 million; and

▪
Partially offset by an allocation of property management costs not included in same store results and operating activities from other miscellaneous operations, such as the Company's corporate housing business.

See also Note 17 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company's segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, increased approximately $1.5 million or 49.2% primarily due to an increase in revenue earned on management of the Company's military housing ventures at Fort Lewis and McChord Air Force Base (primarily due to increased housing redevelopment on the base which earned the Company additional fees) as well as a decrease in asset management expenses, partially offset by the unwinding of the Company's institutional joint ventures during 2010.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company's properties as well as management fees paid to any third party management companies. These expenses increased approximately $8.8 million or 12.3%. This increase is primarily attributable to an increase in payroll-related costs (due primarily to higher health insurance and bonus costs, acceleration of long-term compensation expense for retirement eligible employees and the creation of the Company's central business group, which moved administrative functions off-site), legal and professional fees, education/conference expenses, real estate tax consulting fees and travel expenses.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $94.4 million or 18.2% primarily as a result of additional depreciation expense on properties acquired in 2009 and 2010, development properties placed in service and capital expenditures for all properties owned.

General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $0.9 million or 2.3% primarily due to higher overall payroll-related costs (due primarily to higher bonus costs), partially offset by lower tax compliance fees and office rents.

Impairment from continuing operations increased approximately $34.3 million due to a $45.4 million impairment charge taken during the fourth quarter of 2010 on land held for development related to two potential development projects compared to an $11.1 million impairment charge taken during 2009 on land held for development. See Note 18 in the Notes to Consolidated Financial Statements for further discussion.

Interest and other income from continuing operations decreased approximately $11.4 million or 68.8% primarily as a result of a decrease in interest earned on cash and cash equivalents and investment securities due to lower interest rates during the year ended December 31, 2010 and lower overall balances as well as gains on debt extinguishment and the sale of investment securities recognized during the year ended December 31, 2009 that did not reoccur in 2010, partially offset by an increase in insurance/litigation settlement proceeds.

Other expenses from continuing operations increased approximately $5.5 million or 84.2% primarily due to an increase in the expensing of overhead (pursuit cost write-offs) as a result of the Company's decision to reduce its development activities in prior periods as well as an increase in property acquisition costs incurred in conjunction with the Company's significantly higher acquisition volume in 2010.

Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $27.2 million or 5.4% primarily as a result of lower overall debt balances and higher debt extinguishment costs due to the significant debt repurchases in 2009 and lower rates in 2010, partially offset by interest expense on the $500.0 million mortgage pool that closed in 2009, the $600.0 million of unsecured notes that closed in July 2010 and lower capitalized interest. During the year ended December 31, 2010, the Company capitalized interest costs of approximately $13.0 million as compared to $34.9 million for the year ended December 31, 2009. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the year ended December 31, 2010 was 5.14% as compared to 5.62% for the year ended December 31, 2009.

Income and other tax expense from continuing operations decreased approximately $2.4 million or 89.2% primarily due to a decrease in franchise taxes for Texas and a decrease in business taxes for Washington, D.C.

Loss from investments in unconsolidated entities decreased approximately $2.1 million or 73.9% as compared to the year ended December 31, 2009 primarily due to the Company's $1.8 million share of defeasance costs incurred in conjunction with the extinguishment of cross-collateralized mortgage debt on one of the Company's partially owned unconsolidated joint ventures taken during the year ended December 31, 2009 that did not reoccur in 2010.

Net gain on sales of unconsolidated entities increased approximately $17.4 million primarily due to larger gains on sale and revaluation of seven previously unconsolidated properties that were acquired from the Company's joint venture partner and the gain on sale for 27 properties sold during the year ended December 31, 2010 compared with unconsolidated properties sold in the same period in 2009.

Net loss on sales of land parcels increased approximately $1.4 million primarily due to the loss on sale of one land parcel during the year ended December 31, 2010.

Discontinued operations, net decreased approximately $60.3 million or 13.7% between the periods under comparison. This decrease is primarily due to lower gains from property sales during the year ended December 31, 2010 compared to the same period in 2009 and the operations of those properties. In addition, properties sold in 2010 reflect operations for none of or a partial period in 2010 in contrast to a full or partial period in 2009. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources
For the Year Ended December 31, 2011
EQR issues public equity from time to time and guarantees certain debt of ERPOP. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.
As of January 1, 2011, the Company had approximately $431.4 million of cash and cash equivalents, its restricted 1031 exchange proceeds totaled $103.9 million and it had $1.28 billion available under its then existing revolving credit facility (net of $147.3 million which was restricted/dedicated to support letters of credit and $75.0 million which had been committed by a now bankrupt financial institution and was not available for borrowing). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at December 31, 2011 was approximately $383.9 million, its restricted 1031 exchange proceeds totaled $53.7 million and the amount available on its new revolving credit facility was $1.22 billion (net of $31.8 million which was restricted/dedicated to support letters of credit).
During the year ended December 31, 2011, the Company generated proceeds from various transactions, which included the following:

▪	Disposed of 47 consolidated properties and one land parcel, receiving net proceeds of approximately $1.5 billion;

▪	Obtained $190.9 million in new mortgage financing;

▪	Issued $1.0 billion of unsecured notes, receiving net proceeds of $996.2 million before underwriting fees and other expenses; and

▪
Issued approximately 6.9 million Common Shares (including Common Shares issued under the ATM program – see further discussion below) and received net proceeds of $274.1 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the year ended December 31, 2011, the above proceeds were primarily utilized to:

▪	Acquire 21 rental properties, a 97,000 square foot commercial building, six land parcels and entered into one long-term ground lease for approximately $1.4 billion;

▪	Invest $120.7 million primarily in development projects;

▪	Repay $991.7 million of mortgage loans and $575.6 million of unsecured notes; and

▪	Settle various forward starting swaps, utilizing cash of $147.3 million.
In September 2009, the EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell up to 17.0 million Common Shares (later increased by 5.7 million Common Shares) from time to time over the next three years into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP's partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR. Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR's Common Shares and determinations of the appropriate sources of funding for EQR. During the year ended December 31, 2011, EQR issued approximately 3.9 million Common Shares at an average price of $52.23 per share for total consideration of approximately $201.9 million through the ATM program. During the year ended December 31, 2010, EQR issued approximately 6.2 million Common Shares at an average price of $47.45 per share for total consideration of approximately $291.9 million through the ATM program. During the year ended December 31, 2009, EQR issued approximately 3.5 million Common Shares at an average price of $35.38 per share for total consideration of approximately $123.7 million through the ATM program. In addition, during the first quarter of 2012 through February 17, 2012, the Company issued approximately 2.1 million Common Shares at an average price of $59.47 per share for total consideration of approximately $123.6 million. Through February 17, 2012, EQR has cumulatively issued approximately 15.6 million Common Shares at an average price of $47.53 per share for total consideration of approximately $741.2 million. EQR has 7.1 million Common Shares remaining available for issuance under the ATM program as of February 17, 2012.
On June 16, 2011, the shareholders of EQR approved the Company's 2011 Share Incentive Plan (the “2011 Plan”). The 2011 Plan reserved 12,980,741 Common Shares for issuance. In conjunction with the approval of the 2011 Plan, no further awards may be granted under the 2002 Share Incentive Plan. The 2011 Plan expires on June 16, 2021. See Note 12 in the Notes to Consolidated Financial Statements for further discussion.
Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, EQR may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. As of February 17, 2012, EQR had authorization to repurchase an additional $464.6 million of its shares. No shares were repurchased during 2011. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.
Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.
The Company’s total debt summary and debt maturity schedules as of December 31, 2011 are as follows:
Debt Summary as of December 31, 2011
(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$4,111,487	42.3%	4.84%	8.3
Unsecured	5,609,574	57.7%	5.15%	5.2
Total	$9,721,061	100.0%	5.01%	6.5
Fixed Rate Debt:
Secured – Conventional	$3,581,203	36.8%	5.56%	6.9
Unsecured – Public/Private	4,803,191	49.4%	5.84%	5.9
Fixed Rate Debt	8,384,394	86.2%	5.71%	6.3
Floating Rate Debt:
Secured – Conventional	64,428	0.7%	3.16%	1.5
Secured – Tax Exempt	465,856	4.8%	0.23%	20.9
Unsecured – Public/Private	806,383	8.3%	1.67%	0.9
Unsecured – Revolving Credit Facility (2)	—	—%	1.42%	2.5
Floating Rate Debt	1,336,667	13.8%	1.36%	7.6
Total	$9,721,061	100.0%	5.01%	6.5

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the year ended December 31, 2011.

(2)	On July 13, 2011, the Company replaced its then existing unsecured revolving credit facility with a new $1.25 billion unsecured revolving credit facility maturing on July 13, 2014, subject to a one-year extension option exercisable by the Company. The interest rate on advances under the new credit facility will generally be LIBOR plus a spread (currently 1.15%) and the Company pays an annual facility fee of 0.2%. Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt. Subsequent to year-end, the Company amended this facility to increase available borrowings by $500.0 million to $1.75 billion. The terms did not change, including the July 13, 2014 maturity date.
Note: The Company capitalized interest of approximately $9.1 million and $13.0 million during the years ended December 31, 2011 and 2010, respectively.

Debt Maturity Schedule as of December 31, 2011
(Amounts in thousands)

	Fixed Rate (1)	Floating Rate (1)				Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
Year				Total	% of Total
2012	$625,227	$536,355	(2)	$1,161,582	11.9%	6.04%	3.72%
2013	272,925	306,750		579,675	6.0%	6.71%	4.88%
2014	566,479	21,861		588,340	6.1%	5.32%	5.24%
2015	419,049	(149)	(3)	418,900	4.3%	6.31%	6.31%
2016	1,190,187	(149)	(3)	1,190,038	12.2%	5.34%	5.34%
2017	1,355,457	306		1,355,763	13.9%	5.87%	5.87%
2018	80,395	16,267		96,662	1.0%	5.72%	4.91%
2019	801,387	20,617		822,004	8.5%	5.49%	5.36%
2020	1,671,455	659		1,672,114	17.2%	5.50%	5.50%
2021	1,165,332	706		1,166,038	12.0%	4.64%	4.64%
2022+	236,501	433,444		669,945	6.9%	6.75%	2.84%
Total	$8,384,394	$1,336,667		$9,721,061	100.0%	5.56%	5.00%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of December 31, 2011.

(2)	Effective April 5, 2011, the Company exercised the second of its two one-year extension options for its $500.0 million term loan facility and as a result, the maturity date is now October 5, 2012.

(3)	There is no floating rate debt maturing in 2015 and 2016. The amounts above represent amortization of discounts on floating rate debt.

The following table provides a summary of the Company’s unsecured debt as of December 31, 2011:

Unsecured Debt Summary as of December 31, 2011
(Amounts in thousands)

	Coupon Rate	Due Date		Face Amount	Unamortized Premium/ (Discount)	Net Balance
Fixed Rate Notes:
	6.625%	03/15/12		$253,858	$(46)	$253,812
	5.500%	10/01/12		222,133	(164)	221,969
	5.200%	04/01/13	(1)	400,000	(148)	399,852
Fair Value Derivative Adjustments			(1)	(300,000)	—	(300,000)
	5.250%	09/15/14		500,000	(167)	499,833
	6.584%	04/13/15		300,000	(359)	299,641
	5.125%	03/15/16		500,000	(224)	499,776
	5.375%	08/01/16		400,000	(850)	399,150
	5.750%	06/15/17		650,000	(2,797)	647,203
	7.125%	10/15/17		150,000	(376)	149,624
	4.750%	07/15/20		600,000	(3,891)	596,109
	4.625%	12/15/21		1,000,000	(3,778)	996,222
	7.570%	08/15/26		140,000	—	140,000
				4,815,991	(12,800)	4,803,191
Floating Rate Notes:
		04/01/13	(1)	300,000	—	300,000
Fair Value Derivative Adjustments			(1)	6,383	—	6,383
Term Loan Facility	LIBOR+0.50%	10/05/12	(2)(3)	500,000	—	500,000
				806,383	—	806,383
Revolving Credit Facility:	LIBOR+1.15%	07/13/14	(2)(4)	—	—	—
Total Unsecured Debt				$5,622,374	$(12,800)	$5,609,574

(1)	Fair value interest rate swaps convert $300.0 million of the 5.200% notes due April 1, 2013 to a floating interest rate.

(2)	Facilities are private. All other unsecured debt is public.

(3)
Effective April 5, 2011, the Company exercised the second of its two one-year extension options for its $500.0 million term loan facility and as a result, the maturity date is now October 5, 2012. Subsequent to year-end, the Company entered into a new senior unsecured $500.0 million delayed draw term loan facility that may be drawn anytime on or before July 4, 2012 and is currently undrawn. If the Company elects to draw on this facility, the full amount of the principal will be funded in a single borrowing and the maturity date will be January 4, 2013, subject to two one-year extension options exercisable by the Company. The interest rate on advances under the new term loan facility will generally be LIBOR plus a spread (currently 1.25%), which is dependent on the credit rating of the Company's long term debt.

(4)
On July 13, 2011, the Company replaced its then existing unsecured revolving credit facility with a new $1.25 billion unsecured revolving credit facility maturing on July 13, 2014, subject to a one-year extension option exercisable by the Company. The interest rate on advances under the new credit facility will generally be LIBOR plus a spread (currently 1.15%) and the Company pays an annual facility fee of 0.2%. Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt. Subsequent to year-end, the Company amended this facility to increase available borrowings by $500.0 million to $1.75 billion. The terms did not change, including the July 13, 2014 maturity date. As of February 17, 2012, there was approximately $1.72 billion available on the Company's unsecured revolving credit facility.

An unlimited amount of equity and debt securities remains available for issuance by EQR and ERPOP under effective shelf registration statements filed with the SEC. Most recently, EQR and ERPOP filed a universal shelf registration statement for an unlimited amount of equity and debt securities that automatically became effective upon filing with the SEC in October 2010 and expires on October 15, 2013. However, as of February 17, 2012, issuances under the ATM share offering program are limited to 7.1 million additional shares. Per the terms of ERPOP's partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).
The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2011 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common

Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential
Capital Structure as of December 31, 2011
(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$4,111,487	42.3%
Unsecured Debt			5,609,574	57.7%
Total Debt			9,721,061	100.0%	35.1%
Common Shares (includes Restricted Shares)	297,508,185	95.7%
Units (includes OP Units and LTIP Units)	13,492,543	4.3%
Total Shares and Units	311,000,728	100.0%
Common Share Price at December 31, 2011	$57.03
			17,736,372	98.9%
Perpetual Preferred Equity (see below)			200,000	1.1%
Total Equity			17,936,372	100.0%	64.9%
Total Market Capitalization			$27,657,433		100.0%

Equity Residential
Perpetual Preferred Equity as of December 31, 2011
(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount	Weighted Average Rate

Preferred Shares:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
6.48% Series N	06/19/08	600,000	150,000	16.20	9,720
Total Perpetual Preferred Equity		1,600,000	$200,000		$13,865	6.93%

The Operating Partnership's “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2011 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company's Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership
Capital Structure as of December 31, 2011
(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$4,111,487	42.3%
Unsecured Debt		5,609,574	57.7%
Total Debt		9,721,061	100.0%	35.1%
Total outstanding Units	311,000,728
Common Share Price at December 31, 2011	$57.03
		17,736,372	98.9%
Perpetual Preference Units (see below)		200,000	1.1%
Total Equity		17,936,372	100.0%	64.9%
Total Market Capitalization		$27,657,433		100.0%

ERP Operating Limited Partnership
Perpetual Preference Units as of December 31, 2011
(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount	Weighted Average Rate

Preference Units:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
6.48% Series N	06/19/08	600,000	150,000	16.20	9,720
Total Perpetual Preference Units		1,600,000	$200,000		$13,865	6.93%
The Company generally expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and certain scheduled unsecured note and mortgage note repayments, through its working capital, net cash provided by operating activities and borrowings under the Company's revolving credit facility. Under normal operating conditions, the Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. However, there may be times when the Company experiences shortfalls in its coverage of distributions, which may cause the Company to consider reducing its distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, the Company’s financial condition may be adversely affected and it may not be able to maintain its current distribution levels.
During the fourth quarter of 2010, the Company announced a new dividend policy which it believes will generate payouts more closely aligned with the actual annual operating results of the Company’s core business and provide transparency to investors. The Company intends to pay an annual cash dividend equal to approximately 65% of Normalized FFO for the year. During the year ended December 31, 2011, the Company paid $0.3375 per share for each of the first three quarters and $0.5675 per share for the fourth quarter to bring the total payment for the year (an annual rate of $1.58 per share) to approximately 65% of Normalized FFO. The Company anticipates the expected dividend payout will range from $1.74 to $1.81 per share ($0.3375 per share for each of the first three quarters with the balance for the fourth quarter) for the year ending December 31, 2012. All future dividends remain subject to the discretion of the Board of Trustees. The above assumption is based on current expectations and is forward-looking. While our dividend policy makes it less likely we will over distribute, it will also lead to a dividend reduction more quickly than a fixed dividend policy should operating results deteriorate. The Company believes that its expected 2012 operating cash flow will be sufficient to cover capital expenditures and distributions.
The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of secured and unsecured debt and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties and joint ventures. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $20.4 billion in investment in real estate on the Company’s balance sheet at December 31, 2011, $13.9 billion or 68.3% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.
ERPOP's credit ratings from Standard & Poor’s (“S&P”), Moody’s and Fitch for its outstanding senior debt are BBB+, Baal and BBB+, respectively. EQR's equity ratings from S&P, Moody’s and Fitch for its outstanding preferred equity are BBB+, Baa2 and BBB-, respectively. During the fourth quarter of 2010, Fitch downgraded ERPOP’s credit rating from A- to BBB+ and EQR's equity rating from BBB+ to BBB-, which did not have an effect on EQR's cost of funds. During the first quarter of 2011, Moody’s raised its outlook for both EQR and ERPOP from negative outlook to stable outlook and in the fourth quarter of 2011 revised its outlook from stable outlook to developing outlook.
The Company's $1.425 billion (net of $75.0 million which had been committed by a now bankrupt financial institution and was not available for borrowing) long-term revolving credit facility was replaced with a new $1.25 billion unsecured revolving credit facility maturing on July 13, 2014, subject to a one-year extension option exercisable by the Company. The interest rate on advances under the new credit facility will generally be LIBOR plus a spread (currently 1.15%) and the Company pays an annual facility fee of 0.2%. Both the spread and the facility fee are dependent on the credit rating of the Company's long term debt. Effective January 6, 2012, the Company amended this facility to increase available borrowings by $500.0 million to $1.75 billion. The terms did not change, including the July 13, 2014 maturity date. As of February 17, 2012, there was available borrowings of $1.72 billion (net of $30.8 million which was restricted/dedicated to support letters of credit) on the new revolving credit facility. This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.
In 2010, a portion of the parking garage collapsed at one of the Company’s rental properties (Prospect Towers in Hackensack, New Jersey). Through December 31, 2011, the Company has cumulatively incurred $13.3 million in capitalized costs to rebuild the garage, incurred $7.2 million in expenses for items such as accommodating displaced residents and legal costs and estimates that its lost revenues approximate $2.3 million, and the Company estimates that its total costs will approximate $23.0 million. Through December 31, 2011, the Company has cumulatively received approximately $10.1 million in insurance proceeds and estimates its total insurance reimbursements will approximate $12.0 million. The garage has been rebuilt with costs capitalized as incurred. All other costs, including lost revenue due to a portion of the property being temporarily unavailable for occupancy, reduce earnings as they are incurred. Generally, insurance proceeds are recorded as increases to earnings as they are received. During the year ended December 31, 2011, the Company received approximately $6.1 million in insurance proceeds which offset expenses of $1.7 million that were recorded relating to this loss and are included in real estate taxes and insurance on the consolidated statements of operations. During the year ended December 31, 2010, the Company received approximately $4.0 million in insurance proceeds which fully offset the impairment charge recognized to write-off the net book value of the collapsed garage and partially offset expenses of $5.5 million that were recorded relating to this loss and are included in real estate taxes and insurance on the consolidated statements of operations. In addition, the Company estimates that its lost revenues approximated $0.7 million and $1.6 million during the years ended December 31, 2011 and 2010, respectively, as a result of lost occupancy in the high-rise tower following the collapse. None of the amounts referenced above impact same store results.
See Note 18 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to December 31, 2011.
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
All building improvements are depreciated over a five to fifteen-year estimated useful life. We capitalize building improvements and upgrades only if the item: (i) exceeds $2,500 (selected projects must exceed $10,000); (ii) extends the useful life of the asset; and (iii) improves the value of the asset.
For the year ended December 31, 2011, our actual improvements to real estate totaled approximately $144.5 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate
For the Year Ended December 31, 2011

	Total Apartment Units (1)	Replacements (2)	Avg. Per Apartment Unit	Building Improvements	Avg. Per Apartment Unit	Total	Avg. Per Apartment Unit
Same Store Properties (3)	101,312	$70,937	$700	$49,674	$490	$120,611	$1,190
Non-Same Store Properties (4)	15,761	7,505	658	13,827	1,211	21,332	1,869
Other (5)	—	2,147		362		2,509
Total	117,073	$80,589		$63,863		$144,452

(1)
Total Apartment Units – Excludes 4,901 military housing apartment units for which repairs and maintenance expenses and capital expenditures to real estate are self-funded and do not consolidate into the Company’s results.

(2)
Replacements – Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $38.1 million spent in 2011 on apartment unit renovations/rehabs (primarily kitchens and baths) on 5,416 apartment units (equating to about $7,000 per apartment unit rehabbed) designed to reposition these assets for higher rental levels in their respective markets.

(3)	Same Store Properties – Primarily includes all properties acquired or completed and stabilized prior to January 1, 2010, less properties subsequently sold.

(4)
Non-Same Store Properties – Primarily includes all properties acquired during 2010 and 2011, plus any properties in lease-up and not stabilized as of January 1, 2010. Per apartment unit amounts are based on a weighted average of 11,414 apartment units.

(5)	Other – Primarily includes expenditures for properties sold during the period.
For the year ended December 31, 2010, our actual improvements to real estate totaled approximately $138.2 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):
Capital Expenditures to Real Estate
For the Year Ended December 31, 2010

	Total Apartment Units (1)	Replacements (2)	Avg. Per Apartment Unit	Building Improvements	Avg. Per Apartment Unit	Total	Avg. Per Apartment Unit
Same Store Properties (3)	112,042	$70,620	$630	$54,118	$483	$124,738	$1,113
Non-Same Store Properties (4)	12,824	4,180	457	5,547	607	9,727	1,064
Other (5)	—	1,509		2,234		3,743
Total	124,866	$76,309		$61,899		$138,208

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

(4)
Non-Same Store Properties – Primarily includes all properties acquired during 2009 and 2010, plus any properties in lease-up and not stabilized as of January 1, 2009. Per apartment unit amounts are based on a weighted average of 9,141 apartment units.

(5)	Other – Primarily includes expenditures for properties sold during the period.
For 2012, the Company estimates that it will spend approximately $1,225 per apartment unit of capital expenditures for its same store properties inclusive of apartment unit renovation/rehab costs, or $850 per apartment unit excluding apartment unit renovation/rehab costs. For 2012, the Company estimates that it will spend $39.2 million rehabbing 4,700 apartment units (equating to about $8,300 per apartment unit rehabbed). The above assumptions are based on current expectations and are forward-looking.
During the year ended December 31, 2011, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $7.1 million. The Company expects to fund approximately $6.7 million in total additions to non-real estate property in 2012. The above assumption is based on current expectations and is forward-looking.
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
See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at December 31, 2011.
Other
Total distributions paid in January 2012 amounted to $179.5 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the fourth quarter ended December 31, 2011.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company admitted an 80% institutional partner to two separate entities/transactions (one in December 2010 and the other in August 2011), each owning a developable land parcel, in exchange for $40.1 million in cash and retained a 20% equity interest in both of these entities. These land parcels are now unconsolidated. Total project costs are approximately $232.8 million and construction will be predominantly funded with two separate long-term, non-recourse secured loans from the partner. While the Company is the managing member of both of the joint ventures, is responsible for constructing both of the projects and has given certain construction cost overrun guarantees, all major decisions are made jointly, the large majority of funding is provided by the partner and the partner has significant involvement in and oversight of the ongoing projects. The Company's remaining funding obligations are currently estimated at $5.4 million. The Company's strategy with respect to these ventures was to reduce its financial risk related to the development of the properties. However, management does not believe that these investments have a materially different impact upon the Company's liquidity, cash flows, capital resources, credit or market risk than its other consolidated development activities.

In December 2011, the Company acquired a vacant land parcel at 400 Park Avenue South in New York City in a joint venture with Toll Brothers (NYSE: TOL). Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included a land purchase price of $76.1 million and $57.9 million, respectively, and taxes and fees of $0.4 million and $0.3 million, respectively. Deposits were made to the venture of $26.0 million and $17.5 million, respectively, to collateralize construction guarantees. Management does not believe that this investment has a materially different impact upon the Company's liquidity, cash flows, capital resources, credit or market risk than its other consolidated development activities.
As of December 31, 2011, the Company has six consolidated projects totaling 1,535 apartment units and two unconsolidated projects totaling 945 apartment units in various stages of development with estimated completion dates ranging through March 31, 2014, as well as other completed development projects that are in various stages of lease up or are stabilized. The development agreements currently in place are discussed in detail in Note 16 of the Company’s Consolidated Financial Statements.
See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in partially owned entities.
The following table summarizes the Company’s contractual obligations for the next five years and thereafter as of December 31, 2011:

Payments Due by Year (in thousands)
Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Debt:
Principal (a)	$1,161,582	$579,675	$588,340	$418,900	$1,190,038	$5,782,526	$9,721,061
Interest (b)	464,758	423,376	400,244	362,446	313,695	999,636	2,964,155
Operating Leases:
Minimum Rent Payments (c)	6,445	7,159	8,550	9,241	9,196	699,959	740,550
Other Long-Term Liabilities:
Deferred Compensation (d)	1,767	1,480	1,672	1,671	1,671	7,472	15,733
Total	$1,634,552	$1,011,690	$998,806	$792,258	$1,514,600	$7,489,593	$13,441,499

(a)	Amounts include aggregate principal payments only.

(b)
Amounts include interest expected to be incurred on the Company’s secured and unsecured debt based on obligations outstanding at December 31, 2011 and inclusive of capitalized interest. For floating rate debt, the current rate in effect for the most recent payment through December 31, 2011 is assumed to be in effect through the respective maturity date of each instrument.

(c)	Minimum basic rent due for various office space the Company leases and fixed base rent due on ground leases for five properties/parcels.

(d)	Estimated payments to the Company's Chairman, Vice Chairman and two former CEO’s based on actual and planned retirement dates.

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
The Company’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements. These policies were followed in preparing the consolidated financial statements at and for the year ended December 31, 2011 and are consistent with the year ended December 31, 2010.
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
Depreciation of Investment in Real Estate
The Company depreciates the building component of its investment in real estate over a 30-year estimated useful life, building improvements over a 5-year to 15-year estimated useful life and both the furniture, fixtures and equipment and replacements components over a 5-year to 10-year estimated useful life, all of which are judgmental determinations.

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

Funds From Operations and Normalized Funds From Operations
For the year ended December 31, 2011, Funds From Operations (“FFO”) available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $129.4 million, or 20.8%, and $77.2 million, or 11.3%, respectively, as compared to the year ended December 31, 2010. For the year ended December 31, 2010, FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $7.3 million, or 1.2%, and $20.9 million, or 3.2%, respectively, as compared to the year ended December 31, 2009.
The following is the Company's and the Operating Partnership's reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for each of the five years ended December 31, 2011:

Funds From Operations and Normalized Funds From Operations
(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009	2008	2007
Net income	$935,197	$295,983	$382,029	$436,413	$1,047,356
Adjustments:
Net (income) loss attributable to Noncontrolling Interests:
Preference Interests and Units	—	—	(9)	(15)	(441)
Partially Owned Properties	(832)	726	558	(2,650)	(2,200)
Depreciation	646,963	613,146	518,726	495,612	470,125
Depreciation – Non-real estate additions	(5,519)	(6,566)	(7,122)	(8,034)	(8,062)
Depreciation – Partially Owned and Unconsolidated Properties	(3,062)	(1,619)	759	4,157	4,379
Net (gain) on sales of unconsolidated entities	—	(28,101)	(10,689)	(2,876)	(2,629)
Discontinued operations:
Depreciation	16,565	60,035	81,416	107,061	146,072
Net (gain) on sales of discontinued operations	(826,489)	(297,956)	(335,299)	(392,857)	(933,013)
Net incremental gain (loss) on sales of condominium units	1,993	1,506	(385)	(3,932)	20,771
Gain on sale of Equity Corporate Housing (ECH)	1,202	—	—	—	—
FFO (1) (3)	766,018	637,154	629,984	632,879	742,358
Adjustments:
Asset impairment and valuation allowances	—	45,380	11,124	116,418	—
Property acquisition costs and write-off of pursuit costs (other expenses)	14,557	11,928	6,488	5,760	1,830
Debt extinguishment (gains) losses, including prepayment penalties, preferred share/preference unit redemptions and non-cash convertible debt discounts	12,300	8,594	34,333	(2,784)	24,004
(Gains) losses on sales of non-operating assets, net of income and other tax expense (benefit)	(6,976)	(80)	(5,737)	(979)	(34,450)
Other miscellaneous non-comparable items	(12,369)	(6,186)	(171)	(1,725)	(5,767)
Normalized FFO (2) (3)	$773,530	$696,790	$676,021	$749,569	$727,975

FFO (1) (3)	$766,018	$637,154	$629,984	$632,879	$742,358
Preferred/preference distributions	(13,865)	(14,368)	(14,479)	(14,507)	(22,792)
Premium on redemption of Preferred Shares/Preference Units	—	—	—	—	(6,154)
FFO available to Common Shares and Units / Units (1) (3) (4)	$752,153	$622,786	$615,505	$618,372	$713,412

Normalized FFO (2) (3)	$773,530	$696,790	$676,021	$749,569	$727,975
Preferred/preference distributions	(13,865)	(14,368)	(14,479)	(14,507)	(22,792)
Premium on redemption of Preferred Shares/Preference Units	—	—	—	—	(6,154)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$759,665	$682,422	$661,542	$735,062	$699,029

(1)
The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) (April 2002 White Paper) as net income (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding gains (or losses) from sales and impairment write-downs of depreciable operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The April 2002 White Paper states that gain or loss on sales of property is excluded from FFO for previously depreciated operating properties only. Once the Company commences the conversion of apartment units to condominiums, it simultaneously discontinues depreciation of such property.

(2) Normalized funds from operations (“Normalized FFO”) begins with FFO and excludes:

▪	the impact of any expenses relating to non-operating asset impairment and valuation allowances;

▪	property acquisition and other transaction costs related to mergers and acquisitions and pursuit cost write-offs (other expenses);

▪
gains and losses from early debt extinguishment, including prepayment penalties, preferred share/preference unit redemptions and the cost related to the implied option value of non-cash convertible debt discounts;

▪	gains and losses on the sales of non-operating assets, including gains and losses from land parcel and condominium sales, net of the effect of income tax benefits or expenses; and

▪	other miscellaneous non-comparable items.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to the Company’s financial instruments result primarily from changes in short-term LIBOR interest rates and changes in the Securities Industry and Financial Markets Association ("SIFMA") index for tax-exempt debt. The Company does not have any direct foreign exchange or other significant market risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to the unsecured revolving and term loan facilities as well as floating rate tax-exempt debt. The Company typically incurs fixed rate debt obligations to finance acquisitions while it typically incurs floating rate debt obligations to finance working capital needs and as a temporary measure in advance of securing long-term fixed rate financing. The Company continuously evaluates its level of floating rate debt with respect to total debt and other factors, including its assessment of the current and future economic environment. To the extent the Company carries substantial cash balances, this will tend to partially counterbalance any increase or decrease in interest rates.
The Company also utilizes certain derivative financial instruments to manage market risk. Interest rate protection agreements are used to convert floating rate debt to a fixed rate basis or vice versa as well as to partially lock in rates on future debt issuances. Derivatives are used for hedging purposes rather than speculation. The Company does not enter into financial instruments for trading purposes. See also Note 9 to the Notes to Consolidated Financial Statements for additional discussion of derivative instruments.
The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, other assets, lines of credit, accounts payable and accrued expenses and other liabilities) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of the Company’s mortgage notes payable and unsecured notes were approximately $4.3 billion and $6.0 billion, respectively, at December 31, 2011.
At December 31, 2011, the Company had total outstanding floating rate debt of approximately $1.3 billion, or 13.8% of total debt, net of the effects of any derivative instruments. If market rates of interest on all of the floating rate debt permanently increased by 14 basis points (a 10% increase from the Company’s existing weighted average interest rates), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $1.8 million. If market rates of interest on all of the floating rate debt permanently decreased by 14 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $1.8 million.
At December 31, 2011, the Company had total outstanding fixed rate debt of approximately $8.4 billion, or 86.2% of total debt, net of the effects of any derivative instruments. If market rates of interest permanently increased by 57 basis points (a 10% increase from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $7.6 billion. If market rates of interest permanently decreased by 57 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $9.3 billion.
At December 31, 2011, the Company’s derivative instruments had a net liability fair value of approximately $23.3 million. If market rates of interest permanently increased by 8 basis points (a 10% increase from the Company’s existing weighted average interest rates), the net liability fair value of the Company’s derivative instruments would be approximately $20.8 million. If market rates of interest permanently decreased by 8 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the net liability fair value of the Company’s derivative instruments would be approximately $25.9 million.

At December 31, 2010, the Company had total outstanding floating rate debt of approximately $1.7 billion, or 17.5% of total debt, net of the effects of any derivative instruments. If market rates of interest on all of the floating rate debt permanently increased by 14 basis points (a 10% increase from the Company's existing weighted average interest rates), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $2.4 million. If market rates of interest on all of the floating rate debt permanently decreased by 14 basis points (a 10% decrease from the Company's existing weighted average interest rates), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $2.4 million.

At December 31, 2010, the Company had total outstanding fixed rate debt of approximately $8.2 billion, or 82.5% of total debt, net of the effects of any derivative instruments. If market rates of interest permanently increased by 57 basis points (a 10% increase from the Company's existing weighted average interest rates), the estimated fair value of the Company's fixed rate debt would be approximately $7.5 billion. If market rates of interest permanently decreased by 57 basis points (a 10% decrease from the Company's existing weighted average interest rates), the estimated fair value of the Company's fixed rate debt would be approximately $9.1 billion.

At December 31, 2010, the Company's derivative instruments had a net liability fair value of approximately $23.3 million. If market rates of interest permanently increased by 12 basis points (a 10% increase from the Company's existing weighted average interest rates), the net liability fair value of the Company's derivative instruments would be approximately $9.8 million. If market rates of interest permanently decreased by 12 basis points (a 10% decrease from the Company's existing weighted average interest rates), the net liability fair value of the Company's derivative instruments would be approximately $37.0 million.
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
    None.

Item 9A. Controls and Procedures

Equity Residential
(a)  Evaluation of Disclosure Controls and Procedures:
Effective as of December 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2011. Our internal control over financial reporting has been audited as of December 31, 2011 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c)   Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership
(a)  Evaluation of Disclosure Controls and Procedures:
Effective as of December 31, 2011, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership's management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
(b)  Management’s Report on Internal Control over Financial Reporting:
ERP Operating Limited Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on the Operating Partnership's evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2011. Our internal control over financial reporting has been audited as of December 31, 2011 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c)  Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership's evaluation referred to above that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Items 10, 11, 12, 13 and 14.
Trustees, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Trustee Independence; and Principal Accounting Fees and Services.
The information required by Item 10, Item 11, Item 12, Item 13 and Item 14 is incorporated by reference to, and will be contained in, Equity Residential's Proxy Statement, which the Company intends to file no later than 120 days after the end of its fiscal year ended December 31, 2011, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K. Equity Residential is the general partner and 95.7% owner of ERP Operating Limited Partnership.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

By:	/s/ David J. Neithercut
David J. Neithercut, President and Chief Executive Officer (Principal Executive Officer)
Date:	February 24, 2012

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

By:	/s/ David J. Neithercut
David J. Neithercut, President and Chief Executive Officer (Principal Executive Officer)
Date:	February 24, 2012

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP

POWER OF ATTORNEY
KNOW ALL MEN/WOMEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints David J. Neithercut, Mark J. Parrell and Ian S. Kaufman, or any of them, his or her attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her in any and all capacities, to do all acts and things which said attorneys and agents, or any of them, deem advisable to enable the company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the company’s filing of an annual report on Form 10-K for the company’s fiscal year 2011, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his or her name as a trustee or officer, or both, of the company, as indicated below opposite his or her signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities set forth below and on the dates indicated:

Name	Title	Date

/s/ David J. Neithercut	President, Chief Executive Officer and Trustee	February 24, 2012
David J. Neithercut	(Principal Executive Officer)

/s/ Mark J. Parrell	Executive Vice President and Chief Financial Officer	February 24, 2012
Mark J. Parrell	(Principal Financial Officer)

/s/ Ian S. Kaufman	Senior Vice President and Chief Accounting Officer	February 24, 2012
Ian S. Kaufman	(Principal Accounting Officer)

/s/ John W. Alexander	Trustee	February 24, 2012
John W. Alexander

/s/ Charles L. Atwood	Trustee	February 24, 2012
Charles L. Atwood

/s/ Linda Walker Bynoe	Trustee	February 24, 2012
Linda Walker Bynoe

/s/ Mary Kay Haben	Trustee	February 24, 2012
Mary Kay Haben

/s/ Bradley A. Keywell	Trustee	February 24, 2012
Bradley A. Keywell

/s/ John E. Neal	Trustee	February 24, 2012
John E. Neal

/s/ Mark S. Shapiro	Trustee	February 24, 2012
Mark S. Shapiro

/s/ B. Joseph White	Trustee	February 24, 2012
B. Joseph White

/s/ Gerald A. Spector	Vice Chairman of the Board of Trustees	February 24, 2012
Gerald A. Spector

/s/ Samuel Zell	Chairman of the Board of Trustees	February 24, 2012
Samuel Zell

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP

PAGE
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Independent Registered Public Accounting Firm (Equity Residential)	F-2

Report of Independent Registered Public Accounting Firm (ERP Operating Limited Partnership)	F-3

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (Equity Residential)	F-4

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (ERP Operating Limited Partnership)	F-5

Financial Statements of Equity Residential:

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-6

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009	F-7 to F-8

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	F-9 to F-11

Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009	F-12 to F-13

Financial Statements of ERP Operating Limited Partnership:

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-14

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009	F-15 to F-16

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	F-17 to F-19

Consolidated Statements of Changes in Capital for the years ended December 31, 2011, 2010 and 2009	F-20 to F-21

Notes to Consolidated Financial Statements of Equity Residential and ERP Operating Limited Partnership	F-22 to F-63

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III – Real Estate and Accumulated Depreciation of Equity Residential and ERP Operating Limited Partnership	S-1 to S-14

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders
Equity Residential
We have audited the accompanying consolidated balance sheets of Equity Residential (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the accompanying index to the consolidated financial statements and schedule. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Residential at December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity Residential’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners
ERP Operating Limited Partnership
We have audited the accompanying consolidated balance sheets of ERP Operating Limited Partnership (the “Operating Partnership”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in capital and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the accompanying index to the consolidated financial statements and schedule. These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERP Operating Limited Partnership at December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ERP Operating Limited Partnership's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Trustees and Shareholders
Equity Residential
We have audited Equity Residential’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). Equity Residential’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Equity Residential maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO Criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Equity Residential as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2011 of Equity Residential and our report dated February 24, 2012, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Partners
ERP Operating Limited Partnership
We have audited ERP Operating Limited Partnership's (the “Operating Partnership”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). ERP Operating Limited Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Operating Partnership's internal control over financial reporting based on our audit.
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
In our opinion, ERP Operating Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO Criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ERP Operating Limited Partnership as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in capital and cash flows for each of the three years in the period ended December 31, 2011 of ERP Operating Limited Partnership and our report dated February 24, 2012, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 24, 2012

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Investment in real estate
Land	$4,367,816	$4,110,275
Depreciable property	15,554,740	15,226,512
Projects under development	160,190	130,337
Land held for development	325,200	235,247
Investment in real estate	20,407,946	19,702,371
Accumulated depreciation	(4,539,583)	(4,337,357)
Investment in real estate, net	15,868,363	15,365,014
Cash and cash equivalents	383,921	431,408
Investments in unconsolidated entities	12,327	3,167
Deposits – restricted	152,237	180,987
Escrow deposits – mortgage	10,692	12,593
Deferred financing costs, net	44,608	42,033
Other assets	187,155	148,992
Total assets	$16,659,303	$16,184,194

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$4,111,487	$4,762,896
Notes, net	5,609,574	5,185,180
Lines of credit	—	—
Accounts payable and accrued expenses	35,206	39,452
Accrued interest payable	88,121	98,631
Other liabilities	291,289	304,202
Security deposits	65,286	60,812
Distributions payable	179,079	140,905
Total liabilities	10,380,042	10,592,078

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	416,404	383,540
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value;
100,000,000 shares authorized; 1,600,000 shares issued and outstanding as of December 31, 2011 and December 31, 2010	200,000	200,000
Common Shares of beneficial interest, $0.01 par value;
1,000,000,000 shares authorized; 297,508,185 shares issued and outstanding as of December 31, 2011 and 290,197,242 shares issued and outstanding as of December 31, 2010	2,975	2,902
Paid in capital	5,047,186	4,741,521
Retained earnings	615,572	203,581
Accumulated other comprehensive (loss)	(196,718)	(57,818)
Total shareholders’ equity	5,669,015	5,090,186
Noncontrolling Interests:
Operating Partnership	119,536	110,399
Partially Owned Properties	74,306	7,991
Total Noncontrolling Interests	193,842	118,390
Total equity	5,862,857	5,208,576
Total liabilities and equity	$16,659,303	$16,184,194

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)

	Year Ended December 31,
	2011	2010	2009
REVENUES
Rental income	$1,980,437	$1,763,792	$1,629,878
Fee and asset management	9,026	9,476	10,346
Total revenues	1,989,463	1,773,268	1,640,224

EXPENSES
Property and maintenance	416,723	402,078	369,731
Real estate taxes and insurance	222,427	211,621	190,374
Property management	82,133	80,087	71,300
Fee and asset management	4,279	4,998	7,345
Depreciation	646,963	613,146	518,726
General and administrative	43,606	39,881	38,985
Impairment	—	45,380	11,124
Total expenses	1,416,131	1,397,191	1,207,585

Operating income	573,332	376,077	432,639

Interest and other income	7,977	5,166	16,578
Other expenses	(14,557)	(11,928)	(6,477)
Interest:
Expense incurred, net	(469,237)	(468,306)	(493,278)
Amortization of deferred financing costs	(17,006)	(10,114)	(12,327)
Income (loss) before income and other taxes, (loss) from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities and land parcels and discontinued operations	80,509	(109,105)	(62,865)
Income and other tax (expense) benefit	(728)	(292)	(2,716)
(Loss) from investments in unconsolidated entities	—	(735)	(2,815)
Net gain on sales of unconsolidated entities	—	28,101	10,689
Net gain (loss) on sales of land parcels	4,217	(1,395)	—
Income (loss) from continuing operations	83,998	(83,426)	(57,707)
Discontinued operations, net	851,199	379,409	439,736
Net income	935,197	295,983	382,029
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(40,780)	(13,099)	(20,305)
Preference Interests and Units	—	—	(9)
Partially Owned Properties	(832)	726	558
Net income attributable to controlling interests	893,585	283,610	362,273
Preferred distributions	(13,865)	(14,368)	(14,479)
Net income available to Common Shares	$879,720	$269,242	$347,794

Earnings per share – basic:
Income (loss) from continuing operations available to Common Shares	$0.23	$(0.33)	$(0.25)
Net income available to Common Shares	$2.98	$0.95	$1.27
Weighted average Common Shares outstanding	294,856	282,888	273,609

Earnings per share – diluted:
Income (loss) from continuing operations available to Common Shares	$0.22	$(0.33)	$(0.25)
Net income available to Common Shares	$2.95	$0.95	$1.27
Weighted average Common Shares outstanding	312,065	282,888	273,609

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Amounts in thousands except per share data)

	Year Ended December 31,
	2011	2010	2009
Comprehensive income:
Net income	$935,197	$295,983	$382,029
Other comprehensive (loss) income:
Other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) gains arising during the year	(143,598)	(65,894)	37,676
Losses reclassified into earnings from other comprehensive income	4,343	3,338	3,724
Other	—	—	449
Other comprehensive income (loss) – other instruments:
Unrealized holding gains arising during the year	355	57	3,574
(Gains) realized during the year	—	—	(4,943)
Other comprehensive (loss) income	(138,900)	(62,499)	40,480
Comprehensive income	796,297	233,484	422,509
Comprehensive (income) attributable to Noncontrolling Interests	(41,612)	(12,373)	(19,756)
Comprehensive income attributable to controlling interests	$754,685	$221,111	$402,753

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$935,197	$295,983	$382,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	663,616	673,403	600,375
Amortization of deferred financing costs	17,846	10,406	13,127
Amortization of discounts on investment securities	—	—	(1,661)
Amortization of discounts and premiums on debt	(1,478)	(471)	5,857
Amortization of deferred settlements on derivative instruments	3,808	2,804	2,228
Impairment	—	45,380	11,124
Write-off of pursuit costs	5,075	5,272	4,838
Income from technology investments	(4,537)	—	—
Loss from investments in unconsolidated entities	—	735	2,815
Distributions from unconsolidated entities – return on capital	319	61	153
Net (gain) on sales of investment securities	—	—	(4,943)
Net (gain) on sales of unconsolidated entities	—	(28,101)	(10,689)
Net (gain) loss on sales of land parcels	(4,217)	1,395	—
Net (gain) on sales of discontinued operations	(826,489)	(297,956)	(335,299)
Loss on debt extinguishments	—	2,457	17,525
Unrealized loss (gain) on derivative instruments	186	1	(3)
Compensation paid with Company Common Shares	21,177	18,875	17,843
Changes in assets and liabilities:
Decrease in deposits – restricted	4,523	3,316	3,117
(Increase) decrease in other assets	(2,743)	(9,048)	11,768
Increase (decrease) in accounts payable and accrued expenses	332	(5,454)	(34,524)
(Decrease) in accrued interest payable	(10,510)	(4,000)	(11,997)
(Decrease) increase in other liabilities	(8,245)	9,972	2,220
Increase (decrease) in security deposits	4,474	1,007	(5,091)
Net cash provided by operating activities	798,334	726,037	670,812

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(1,441,599)	(1,189,210)	(175,531)
Investment in real estate – development/other	(120,741)	(131,301)	(330,623)
Improvements to real estate	(144,452)	(138,208)	(123,937)
Additions to non-real estate property	(7,110)	(2,991)	(2,028)
Interest capitalized for real estate and unconsolidated entities under development	(9,108)	(13,008)	(34,859)
Proceeds from disposition of real estate, net	1,500,583	672,700	887,055
Investments in unconsolidated entities	(2,021)	—	—
Distributions from unconsolidated entities – return of capital	—	26,924	6,521
Purchase of investment securities	—	—	(77,822)
Proceeds from sale of investment securities	—	25,000	215,753
Proceeds from technology investments	4,537	—	—
Decrease (increase) in deposits on real estate acquisitions and investments, net	7,631	137,106	(250,257)
Decrease in mortgage deposits	1,901	4,699	2,437
Consolidation of previously unconsolidated properties	—	(26,854)	—
Deconsolidation of previously consolidated properties	28,360	11,708	—
Acquisition of Noncontrolling Interests – Partially Owned Properties	(12,809)	(16,023)	(11,480)
Net cash (used for) provided by investing activities	(194,828)	(639,458)	105,229
See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(20,421)	$(8,811)	$(9,291)
Mortgage notes payable:
Proceeds	190,905	173,561	738,798
Restricted cash	16,596	73,232	46,664
Lump sum payoffs	(974,956)	(635,285)	(939,022)
Scheduled principal repayments	(16,726)	(16,769)	(17,763)
(Loss) gain on debt extinguishments	—	(2,457)	2,400
Notes, net:
Proceeds	996,190	595,422	—
Lump sum payoffs	(575,641)	—	(850,115)
(Loss) on debt extinguishments	—	—	(19,925)
Lines of credit:
Proceeds	1,455,000	5,513,125	—
Repayments	(1,455,000)	(5,513,125)	—
(Payments on) proceeds from settlement of derivative instruments	(147,306)	(10,040)	11,253
Proceeds from sale of Common Shares	173,484	329,452	86,184
Proceeds from Employee Share Purchase Plan (ESPP)	5,262	5,112	5,292
Proceeds from exercise of options	95,322	71,596	9,136
Common Shares repurchased and retired	—	(1,887)	(1,124)
Redemption of Preferred Shares	—	(877)	—
Payment of offering costs	(3,596)	(4,657)	(2,536)
Other financing activities, net	(48)	(48)	(16)
Contributions – Noncontrolling Interests – Partially Owned Properties	75,911	222	893
Contributions – Noncontrolling Interests – Operating Partnership	—	—	78
Distributions:
Common Shares	(432,023)	(379,969)	(488,604)
Preferred Shares	(12,829)	(14,471)	(14,479)
Preference Interests and Units	—	—	(12)
Noncontrolling Interests – Operating Partnership	(20,002)	(18,867)	(28,935)
Noncontrolling Interests – Partially Owned Properties	(1,115)	(2,918)	(2,423)
Net cash (used for) provided by financing activities	(650,993)	151,541	(1,473,547)
Net (decrease) increase in cash and cash equivalents	(47,487)	238,120	(697,506)
Cash and cash equivalents, beginning of year	431,408	193,288	890,794
Cash and cash equivalents, end of year	$383,921	$431,408	$193,288

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$477,434	$475,374	$508,847
Net cash paid (received) for income and other taxes	$645	$(2,740)	$3,968
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$158,240	$359,082	$—
Valuation of OP Units issued	$—	$8,245	$1,034
Mortgage loans (assumed) by purchaser	$—	$(39,999)	$(17,313)
Amortization of deferred financing costs:
Investment in real estate, net	$—	$(2,768)	$(3,585)
Deferred financing costs, net	$17,846	$13,174	$16,712
Amortization of discounts and premiums on debt:
Investment in real estate, net	$—	$—	$(3)
Mortgage notes payable	$(8,260)	$(9,208)	$(6,097)
Notes, net	$6,782	$8,737	$11,957
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(535)	$(534)	$(1,496)
Accumulated other comprehensive income	$4,343	$3,338	$3,724
Unrealized loss (gain) on derivative instruments:
Other assets	$6,826	$13,019	$(33,261)
Mortgage notes payable	$(612)	$(163)	$(1,887)
Notes, net	$(2,937)	$7,497	$719
Other liabilities	$140,507	$45,542	$(3,250)
Accumulated other comprehensive (loss) income	$(143,598)	$(65,894)	$37,676
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(8,785)	$(13,008)	$(34,859)
Investments in unconsolidated entities	$(323)	$—	$—
Consolidation of previously unconsolidated properties:
Investment in real estate, net	$—	$(105,065)	$—
Investments in unconsolidated entities	$—	$7,376	$—
Deposits – restricted	$—	$(42,633)	$—
Mortgage notes payable	$—	$112,631	$—
Net other assets recorded	$—	$837	$—
Deconsolidation of previously consolidated properties:
Investment in real estate, net	$35,495	$14,875	$—
Investments in unconsolidated entities	$(7,135)	$(3,167)	$—
(Payments on) proceeds from settlement of derivative instruments:
Other assets	$—	$—	$11,253
Other liabilities	$(147,306)	$(10,040)	$—
Other:
Receivable on sale of Common Shares	$—	$37,550	$—
Transfer from notes, net to mortgage notes payable	$—	$35,600	$—

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

	Year Ended December 31,
SHAREHOLDERS’ EQUITY	2011	2010	2009

PREFERRED SHARES
Balance, beginning of year	$200,000	$208,773	$208,786
Redemption of 7.00% Series E Cumulative Convertible	—	(834)	—
Conversion of 7.00% Series E Cumulative Convertible	—	(7,378)	(13)
Conversion of 7.00% Series H Cumulative Convertible	—	(561)	—
Balance, end of year	$200,000	$200,000	$208,773

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$2,902	$2,800	$2,728
Conversion of Preferred Shares into Common Shares	—	3	—
Conversion of OP Units into Common Shares	3	9	27
Issuance of Common Shares	39	61	35
Exercise of share options	29	25	4
Employee Share Purchase Plan (ESPP)	1	2	3
Conversion of restricted shares to LTIP Units	(1)	—	—
Share-based employee compensation expense:
Restricted/performance shares	2	2	3
Balance, end of year	$2,975	$2,902	$2,800

PAID IN CAPITAL
Balance, beginning of year	$4,741,521	$4,477,426	$4,273,489
Common Share Issuance:
Conversion of Preferred Shares into Common Shares	—	7,936	13
Conversion of OP Units into Common Shares	8,577	19,713	48,776
Issuance of Common Shares	201,903	291,841	123,699
Exercise of share options	95,293	71,571	9,132
Employee Share Purchase Plan (ESPP)	5,261	5,110	5,289
Conversion of restricted shares to LTIP Units	(3,933)	—	—
Share-based employee compensation expense:
Performance shares	—	—	179
Restricted shares	9,100	9,779	11,129
Share options	9,545	7,421	5,996
ESPP discount	1,194	1,290	1,303
Common Shares repurchased and retired	—	(1,887)	(1,124)
Offering costs	(3,596)	(4,657)	(2,536)
Supplemental Executive Retirement Plan (SERP)	10,765	8,559	27,809
Acquisition of Noncontrolling Interests – Partially Owned Properties	(4,784)	(16,888)	(1,496)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(22,714)	(129,918)	(14,544)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(946)	(5,775)	(9,688)
Balance, end of year	$5,047,186	$4,741,521	$4,477,426

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Amounts in thousands)

	Year Ended December 31,
SHAREHOLDERS’ EQUITY (continued)	2011	2010	2009

RETAINED EARNINGS
Balance, beginning of year	$203,581	$353,659	$456,152
Net income attributable to controlling interests	893,585	283,610	362,273
Common Share distributions	(467,729)	(419,320)	(450,287)
Preferred Share distributions	(13,865)	(14,368)	(14,479)
Balance, end of year	$615,572	$203,581	$353,659

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of year	$(57,818)	$4,681	$(35,799)
Accumulated other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) gains arising during the year	(143,598)	(65,894)	37,676
Losses reclassified into earnings from other comprehensive income	4,343	3,338	3,724
Other	—	—	449
Accumulated other comprehensive income (loss) – other instruments:
Unrealized holding gains arising during the year	355	57	3,574
(Gains) realized during the year	—	—	(4,943)
Balance, end of year	$(196,718)	$(57,818)	$4,681

NONCONTROLLING INTERESTS

OPERATING PARTNERSHIP
Balance, beginning of year	$110,399	$116,120	$137,645
Issuance of OP Units to Noncontrolling Interests	—	8,245	1,034
Issuance of LTIP Units to Noncontrolling Interests	—	—	78
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(8,580)	(19,722)	(48,803)
Conversion of restricted shares to LTIP Units	3,934	—	—
Equity compensation associated with Noncontrolling Interests	3,641	2,524	1,194
Net income attributable to Noncontrolling Interests	40,780	13,099	20,305
Distributions to Noncontrolling Interests	(21,434)	(20,300)	(25,679)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	(10,150)	4,658	20,658
Adjustment for Noncontrolling Interests ownership in Operating Partnership	946	5,775	9,688
Balance, end of year	$119,536	$110,399	$116,120

PREFERENCE INTERESTS AND UNITS
Balance, beginning of year	$—	$—	$184
Conversion of Series B Junior Preference Units	—	—	(184)
Balance, end of year	$—	$—	$—

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$7,991	$11,054	$25,520
Net income (loss) attributable to Noncontrolling Interests	832	(726)	(558)
Contributions by Noncontrolling Interests	75,911	222	893
Distributions to Noncontrolling Interests	(1,163)	(2,952)	(2,439)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(8,025)	175	(11,705)
Other	(1,240)	218	(657)
Balance, end of year	$74,306	$7,991	$11,054

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2011	December 31, 2010
ASSETS
Investment in real estate
Land	$4,367,816	$4,110,275
Depreciable property	15,554,740	15,226,512
Projects under development	160,190	130,337
Land held for development	325,200	235,247
Investment in real estate	20,407,946	19,702,371
Accumulated depreciation	(4,539,583)	(4,337,357)
Investment in real estate, net	15,868,363	15,365,014
Cash and cash equivalents	383,921	431,408
Investments in unconsolidated entities	12,327	3,167
Deposits – restricted	152,237	180,987
Escrow deposits – mortgage	10,692	12,593
Deferred financing costs, net	44,608	42,033
Other assets	187,155	148,992
Total assets	$16,659,303	$16,184,194

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$4,111,487	$4,762,896
Notes, net	5,609,574	5,185,180
Lines of credit	—	—
Accounts payable and accrued expenses	35,206	39,452
Accrued interest payable	88,121	98,631
Other liabilities	291,289	304,202
Security deposits	65,286	60,812
Distributions payable	179,079	140,905
Total liabilities	10,380,042	10,592,078

Commitments and contingencies

Redeemable Limited Partners	416,404	383,540
Capital:
Partners' Capital:
Preference Units	200,000	200,000
General Partner	5,665,733	4,948,004
Limited Partners	119,536	110,399
Accumulated other comprehensive (loss)	(196,718)	(57,818)
Total partners' capital	5,788,551	5,200,585
Noncontrolling Interests – Partially Owned Properties	74,306	7,991
Total capital	5,862,857	5,208,576
Total liabilities and capital	$16,659,303	$16,184,194

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2011	2010	2009
REVENUES
Rental income	$1,980,437	$1,763,792	$1,629,878
Fee and asset management	9,026	9,476	10,346
Total revenues	1,989,463	1,773,268	1,640,224

EXPENSES
Property and maintenance	416,723	402,078	369,731
Real estate taxes and insurance	222,427	211,621	190,374
Property management	82,133	80,087	71,300
Fee and asset management	4,279	4,998	7,345
Depreciation	646,963	613,146	518,726
General and administrative	43,606	39,881	38,985
Impairment	—	45,380	11,124
Total expenses	1,416,131	1,397,191	1,207,585

Operating income	573,332	376,077	432,639

Interest and other income	7,977	5,166	16,578
Other expenses	(14,557)	(11,928)	(6,477)
Interest:
Expense incurred, net	(469,237)	(468,306)	(493,278)
Amortization of deferred financing costs	(17,006)	(10,114)	(12,327)
Income (loss) before income and other taxes, (loss) from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities and land parcels and discontinued operations	80,509	(109,105)	(62,865)
Income and other tax (expense) benefit	(728)	(292)	(2,716)
(Loss) from investments in unconsolidated entities	—	(735)	(2,815)
Net gain on sales of unconsolidated entities	—	28,101	10,689
Net gain (loss) on sales of land parcels	4,217	(1,395)	—
Income (loss) from continuing operations	83,998	(83,426)	(57,707)
Discontinued operations, net	851,199	379,409	439,736
Net income	935,197	295,983	382,029
Net (income) loss attributable to Noncontrolling Interests –
Partially Owned Properties	(832)	726	558
Net income attributable to controlling interests	$934,365	$296,709	$382,587

ALLOCATION OF NET INCOME:
Preference Units	$13,865	$14,368	$14,479
Preference Interests and Junior Preference Units	$—	$—	$9

General Partner	$879,720	$269,242	$347,794
Limited Partners	40,780	13,099	20,305
Net income available to Units	$920,500	$282,341	$368,099

Earnings per Unit – basic:
Income (loss) from continuing operations available to Units	$0.23	$(0.33)	$(0.25)
Net income available to Units	$2.98	$0.95	$1.27
Weighted average Units outstanding	308,062	296,527	289,167

Earnings per Unit – diluted:
Income (loss) from continuing operations available to Units	$0.22	$(0.33)	$(0.25)
Net income available to Units	$2.95	$0.95	$1.27
Weighted average Units outstanding	312,065	296,527	289,167

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2011	2010	2009
Comprehensive income:
Net income	$935,197	$295,983	$382,029
Other comprehensive (loss) income:
Other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) gains arising during the year	(143,598)	(65,894)	37,676
Losses reclassified into earnings from other comprehensive income	4,343	3,338	3,724
Other	—	—	449
Other comprehensive income (loss) – other instruments:
Unrealized holding gains arising during the year	355	57	3,574
(Gains) realized during the year	—	—	(4,943)
Other comprehensive (loss) income	(138,900)	(62,499)	40,480
Comprehensive income	796,297	233,484	422,509
Comprehensive (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(832)	726	558
Comprehensive income attributable to controlling interests	$795,465	$234,210	$423,067

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$935,197	$295,983	$382,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	663,616	673,403	600,375
Amortization of deferred financing costs	17,846	10,406	13,127
Amortization of discounts on investment securities	—	—	(1,661)
Amortization of discounts and premiums on debt	(1,478)	(471)	5,857
Amortization of deferred settlements on derivative instruments	3,808	2,804	2,228
Impairment	—	45,380	11,124
Write-off of pursuit costs	5,075	5,272	4,838
Income from technology investments	(4,537)	—	—
Loss from investments in unconsolidated entities	—	735	2,815
Distributions from unconsolidated entities – return on capital	319	61	153
Net (gain) on sales of investment securities	—	—	(4,943)
Net (gain) on sales of unconsolidated entities	—	(28,101)	(10,689)
Net (gain) loss on sales of land parcels	(4,217)	1,395	—
Net (gain) on sales of discontinued operations	(826,489)	(297,956)	(335,299)
Loss on debt extinguishments	—	2,457	17,525
Unrealized loss (gain) on derivative instruments	186	1	(3)
Compensation paid with Company Common Shares	21,177	18,875	17,843
Changes in assets and liabilities:
Decrease in deposits – restricted	4,523	3,316	3,117
(Increase) decrease in other assets	(2,743)	(9,048)	11,768
Increase (decrease) in accounts payable and accrued expenses	332	(5,454)	(34,524)
(Decrease) in accrued interest payable	(10,510)	(4,000)	(11,997)
(Decrease) increase in other liabilities	(8,245)	9,972	2,220
Increase (decrease) in security deposits	4,474	1,007	(5,091)
Net cash provided by operating activities	798,334	726,037	670,812

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(1,441,599)	(1,189,210)	(175,531)
Investment in real estate – development/other	(120,741)	(131,301)	(330,623)
Improvements to real estate	(144,452)	(138,208)	(123,937)
Additions to non-real estate property	(7,110)	(2,991)	(2,028)
Interest capitalized for real estate and unconsolidated entities under development	(9,108)	(13,008)	(34,859)
Proceeds from disposition of real estate, net	1,500,583	672,700	887,055
Investments in unconsolidated entities	(2,021)	—	—
Distributions from unconsolidated entities – return of capital	—	26,924	6,521
Purchase of investment securities	—	—	(77,822)
Proceeds from sale of investment securities	—	25,000	215,753
Proceeds from technology investments	4,537	—	—
Decrease (increase) in deposits on real estate acquisitions and investments, net	7,631	137,106	(250,257)
Decrease in mortgage deposits	1,901	4,699	2,437
Consolidation of previously unconsolidated properties	—	(26,854)	—
Deconsolidation of previously consolidated properties	28,360	11,708	—
Acquisition of Noncontrolling Interests – Partially Owned Properties	(12,809)	(16,023)	(11,480)
Net cash (used for) provided by investing activities	(194,828)	(639,458)	105,229

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(20,421)	$(8,811)	$(9,291)
Mortgage notes payable:
Proceeds	190,905	173,561	738,798
Restricted cash	16,596	73,232	46,664
Lump sum payoffs	(974,956)	(635,285)	(939,022)
Scheduled principal repayments	(16,726)	(16,769)	(17,763)
(Loss) gain on debt extinguishments	—	(2,457)	2,400
Notes, net:
Proceeds	996,190	595,422	—
Lump sum payoffs	(575,641)	—	(850,115)
(Loss) on debt extinguishments	—	—	(19,925)
Lines of credit:
Proceeds	1,455,000	5,513,125	—
Repayments	(1,455,000)	(5,513,125)	—
(Payments on) proceeds from settlement of derivative instruments	(147,306)	(10,040)	11,253
Proceeds from sale of OP Units	173,484	329,452	86,184
Proceeds from EQR's Employee Share Purchase Plan (ESPP)	5,262	5,112	5,292
Proceeds from exercise of EQR options	95,322	71,596	9,136
OP Units repurchased and retired	—	(1,887)	(1,124)
Redemption of Preference Units	—	(877)	—
Payment of offering costs	(3,596)	(4,657)	(2,536)
Other financing activities, net	(48)	(48)	(16)
Contributions – Noncontrolling Interests – Partially Owned Properties	75,911	222	893
Contributions – Limited Partners	—	—	78
Distributions:
OP Units – General Partner	(432,023)	(379,969)	(488,604)
Preference Units	(12,829)	(14,471)	(14,479)
Preference Interests and Junior Preference Units	—	—	(12)
OP Units – Limited Partners	(20,002)	(18,867)	(28,935)
Noncontrolling Interests – Partially Owned Properties	(1,115)	(2,918)	(2,423)
Net cash (used for) provided by financing activities	(650,993)	151,541	(1,473,547)
Net (decrease) increase in cash and cash equivalents	(47,487)	238,120	(697,506)
Cash and cash equivalents, beginning of year	431,408	193,288	890,794
Cash and cash equivalents, end of year	$383,921	$431,408	$193,288

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$477,434	$475,374	$508,847
Net cash paid (received) for income and other taxes	$645	$(2,740)	$3,968
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$158,240	$359,082	$—
Valuation of OP Units issued	$—	$8,245	$1,034
Mortgage loans (assumed) by purchaser	$—	$(39,999)	$(17,313)
Amortization of deferred financing costs:
Investment in real estate, net	$—	$(2,768)	$(3,585)
Deferred financing costs, net	$17,846	$13,174	$16,712
Amortization of discounts and premiums on debt:
Investment in real estate, net	$—	$—	$(3)
Mortgage notes payable	$(8,260)	$(9,208)	$(6,097)
Notes, net	$6,782	$8,737	$11,957
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(535)	$(534)	$(1,496)
Accumulated other comprehensive income	$4,343	$3,338	$3,724
Unrealized loss (gain) on derivative instruments:
Other assets	$6,826	$13,019	$(33,261)
Mortgage notes payable	$(612)	$(163)	$(1,887)
Notes, net	$(2,937)	$7,497	$719
Other liabilities	$140,507	$45,542	$(3,250)
Accumulated other comprehensive (loss) income	$(143,598)	$(65,894)	$37,676
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(8,785)	$(13,008)	$(34,859)
Investments in unconsolidated entities	$(323)	$—	$—
Consolidation of previously unconsolidated properties:
Investment in real estate, net	$—	$(105,065)	$—
Investments in unconsolidated entities	$—	$7,376	$—
Deposits – restricted	$—	$(42,633)	$—
Mortgage notes payable	$—	$112,631	$—
Net other assets recorded	$—	$837	$—
Deconsolidation of previously consolidated properties:
Investment in real estate, net	$35,495	$14,875	$—
Investments in unconsolidated entities	$(7,135)	$(3,167)	$—
(Payments on) proceeds from settlement of derivative instruments:
Other assets	$—	$—	$11,253
Other liabilities	$(147,306)	$(10,040)	$—
Other:
Receivable on sale of OP Units	$—	$37,550	$—
Transfer from notes, net to mortgage notes payable	$—	$35,600	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Amounts in thousands)

	Year Ended December 31,
PARTNERS' CAPITAL	2011	2010	2009

PREFERENCE UNITS
Balance, beginning of year	$200,000	$208,773	$208,786
Redemption of 7.00% Series E Cumulative Convertible	—	(834)	—
Conversion of 7.00% Series E Cumulative Convertible	—	(7,378)	(13)
Conversion of 7.00% Series H Cumulative Convertible	—	(561)	—
Balance, end of year	$200,000	$200,000	$208,773

PREFERENCE INTERESTS AND JUNIOR PREFERENCE UNITS
Balance, beginning of year	$—	$—	$184
Conversion of Series B Junior Preference Units	—	—	(184)
Balance, end of year	$—	$—	$—

GENERAL PARTNER
Balance, beginning of year	$4,948,004	$4,833,885	$4,732,369
OP Unit Issuance:
Conversion of Preference Units into OP Units held by General Partner	—	7,939	13
Conversion of OP Units held by Limited Partners into OP Units held by
General Partner	8,580	19,722	48,803
Issuance of OP Units	201,942	291,902	123,734
Exercise of EQR share options	95,322	71,596	9,136
EQR's Employee Share Purchase Plan (ESPP)	5,262	5,112	5,292
Conversion of EQR restricted shares to LTIP Units	(3,934)	—	—
Share-based employee compensation expense:
EQR performance shares	—	—	179
EQR restricted shares	9,102	9,781	11,132
EQR share options	9,545	7,421	5,996
EQR ESPP discount	1,194	1,290	1,303
OP Units repurchased and retired	—	(1,887)	(1,124)
Offering costs	(3,596)	(4,657)	(2,536)
Net income available to Units – General Partner	879,720	269,242	347,794
OP Units – General Partner distributions	(467,729)	(419,320)	(450,287)
Supplemental Executive Retirement Plan (SERP)	10,765	8,559	27,809
Acquisition of Noncontrolling Interests – Partially Owned Properties	(4,784)	(16,888)	(1,496)
Change in market value of Redeemable Limited Partners	(22,714)	(129,918)	(14,544)
Adjustment for Limited Partners ownership in Operating Partnership	(946)	(5,775)	(9,688)
Balance, end of year	$5,665,733	$4,948,004	$4,833,885

LIMITED PARTNERS
Balance, beginning of year	$110,399	$116,120	$137,645
Issuance of OP Units	—	8,245	1,034
Issuance of LTIP Units	—	—	78
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(8,580)	(19,722)	(48,803)
Conversion of EQR restricted shares to LTIP Units	3,934	—	—
Equity compensation associated with Units – Limited Partners	3,641	2,524	1,194
Net income available to Units – Limited Partners	40,780	13,099	20,305
Units – Limited Partners distributions	(21,434)	(20,300)	(25,679)
Change in carrying value of Redeemable Limited Partners	(10,150)	4,658	20,658
Adjustment for Limited Partners ownership in Operating Partnership	946	5,775	9,688
Balance, end of year	$119,536	$110,399	$116,120

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)
(Amounts in thousands)

	Year Ended December 31,
PARTNERS' CAPITAL (continued)	2011	2010	2009

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of year	$(57,818)	$4,681	$(35,799)
Accumulated other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) gains arising during the year	(143,598)	(65,894)	37,676
Losses reclassified into earnings from other comprehensive income	4,343	3,338	3,724
Other	—	—	449
Accumulated other comprehensive income (loss) – other instruments:
Unrealized holding gains arising during the year	355	57	3,574
(Gains) realized during the year	—	—	(4,943)
Balance, end of year	$(196,718)	$(57,818)	$4,681

NONCONTROLLING INTERESTS

NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$7,991	$11,054	$25,520
Net income (loss) attributable to Noncontrolling Interests	832	(726)	(558)
Contributions by Noncontrolling Interests	75,911	222	893
Distributions to Noncontrolling Interests	(1,163)	(2,952)	(2,439)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(8,025)	175	(11,705)
Other	(1,240)	218	(657)
Balance, end of year	$74,306	$7,991	$11,054

See accompanying notes

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business
Equity Residential (“EQR”), a Maryland real estate investment trust (“REIT”) formed in March 1993, is an S&P 500 company focused on the acquisition, development and management of high quality apartment properties in top United States growth markets. ERP Operating Limited Partnership ("ERPOP"), an Illinois limited partnership, was formed in May 1993 to conduct the multifamily residential property business of Equity Residential. EQR has elected to be taxed as a REIT. References to the "Company," "we," "us" or "our" mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the "Operating Partnership" mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. Unless otherwise indicated, the notes to consolidated financial statements apply to both the Company and the Operating Partnership.
EQR is the general partner of, and as of December 31, 2011 owned an approximate 95.7% ownership interest in ERPOP. All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
As of December 31, 2011, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 427 properties located in 15 states and the District of Columbia consisting of 121,974 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	404	113,157
Partially Owned Properties – Consolidated	21	3,916
Military Housing	2	4,901
	427	121,974
The “Wholly Owned Properties” are accounted for under the consolidation method of accounting. The Company beneficially owns 100% fee simple title to 400 of the 404 Wholly Owned Properties and all but one of its wholly owned development properties and land parcels. The Company owns the building and improvements and leases the land underlying the improvements under long-term ground leases that expire in 2026, 2077, 2101 and 2104 for the four operating properties, respectively, and 2110 for one land parcel. These properties are consolidated and reflected as real estate assets while the ground leases are accounted for as operating leases.
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

2.	Summary of Significant Accounting Policies
Basis of Presentation
Due to the Company’s ability as general partner to control either through ownership or by contract the Operating Partnership and its subsidiaries, the Operating Partnership and each such subsidiary has been consolidated with the Company for financial reporting purposes, except for two unconsolidated developments and our military housing properties. The consolidated financial statements also include all variable interest entities for which the Company is the primary beneficiary.
Noncontrolling interests represented by EQR's indirect 1% interest in various entities are immaterial and have not been accounted for in the Consolidated Financial Statements of the Operating Partnership. In addition, certain amounts due from EQR for its 1% interest in various entities have not been reflected in the Consolidated Balance Sheets of the Operating Partnership since such amounts are immaterial.

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
The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company allocates the purchase price of acquired real estate to various components as follows:

▪	Land – Based on actual purchase price adjusted to fair value (as necessary) if acquired separately or market research/comparables if acquired with an operating property.

▪
Furniture, Fixtures and Equipment – Ranges between $8,000 and $13,000 per apartment unit acquired as an estimate of the fair value of the appliances and fixtures inside an apartment unit. The per-apartment unit amount applied depends on the type of apartment building acquired. Depreciation is calculated on the straight-line method over an estimated useful life of five years.

▪	In-Place Leases – The Company considers the value of acquired in-place leases and the amortization period is the average remaining term of each respective in-place acquired lease.

▪
Other Intangible Assets – The Company considers whether it has acquired other intangible assets, including any customer relationship intangibles and the amortization period is the estimated useful life of the acquired intangible asset.

▪	Building – Based on the fair value determined on an “as-if vacant” basis. Depreciation is calculated on the straight-line method over an estimated useful life of thirty years.
Replacements inside an apartment unit such as appliances and carpeting are depreciated over an estimated useful life of five to ten years. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve and/or extend the useful life of the asset are capitalized over their estimated useful life, generally five to fifteen years. Initial direct leasing costs are expensed as incurred as such expense approximates the deferral and amortization of initial direct leasing costs over the lease terms. Property sales or dispositions are recorded when title transfers to unrelated third parties, contingencies have been removed and sufficient cash consideration has been received by the Company. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on sale is recognized in accordance with accounting principles generally accepted in the United States.
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
Investment Securities
Investment securities are included in other assets in the consolidated balance sheets. These securities are classified as held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Otherwise, the securities are classified as available-for-sale and carried at estimated fair value with unrealized gains and losses included in accumulated other comprehensive (loss), a separate component of shareholders’ equity/partners' capital.
Deferred Financing Costs
Deferred financing costs include fees and costs incurred to obtain the Company’s lines of credit and long-term financings. These costs are amortized over the terms of the related debt. Unamortized financing costs are written off when debt is retired before the maturity date. The accumulated amortization of such deferred financing costs was $37.7 million and $43.9 million at December 31, 2011 and 2010, respectively.
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

The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. In addition, fair value adjustments will affect either shareholders’ equity/partners' capital or net income depending on whether the derivative instruments qualify as a hedge for accounting purposes and, if so, the nature of the hedging activity. When the terms of an underlying transaction are modified, or when the underlying transaction is terminated or completed, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period. The Company does not use derivatives for trading or speculative purposes.

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
Share-Based Compensation
The Company expenses share-based compensation such as restricted shares and share options. Any common share of beneficial interest, $0.01 par value per share (the "Common Shares") issued pursuant to EQR's incentive equity compensation and employee share purchase plans will result in ERPOP issuing units of limited partnership interest ("OP Units") to EQR on a one-for-one basis, with ERPOP receiving the net cash proceeds of such issuances.
The fair value of the option grants are recognized over the vesting period of the options. The fair value for the Company's share options was estimated at the time the share options were granted using the Black-Scholes option pricing model with the primary grant in each year having the following weighted average assumptions:

	2011	2010	2009
Expected volatility (1)	27.1%	32.4%	26.8%
Expected life (2)	5 years	5 years	5 years
Expected dividend yield (3)	4.56%	4.85%	4.68%
Risk-free interest rate (4)	2.27%	2.29%	1.89%
Option valuation per share	$8.36	$6.18	$3.38

(1)
Expected volatility – For 2011, estimated based on the historical ten-year volatility of EQR’s share price measured on a monthly basis. Prior to 2011, estimated based on the historical volatility of EQR's share price, on a monthly basis, for a period matching the expected life of each grant. This change in estimate reflects the Company's belief that the historical ten-year period provides a better estimate of the expected volatility in EQR shares over the expected life of the options.

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
Deferred tax assets and liabilities applicable to the TRS are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected amortization of goodwill, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of December 31, 2011, the Company has recorded a deferred tax asset of approximately $31.7 million, which is fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.
The Company provided for income, franchise and excise taxes allocated as follows in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Income and other tax expense (benefit) (1)	$728	$292	$2,716
Discontinued operations, net (2)	(243)	86	(1,073)
Provision for income, franchise and excise taxes (3)	$485	$378	$1,643

(1)	Primarily includes state and local income, excise and franchise taxes.

(2)
Primarily represents federal income taxes (recovered) on the gains on sales of condominium units owned by a TRS and included in discontinued operations. Also represents state and local income, excise and franchise taxes on operating properties sold and included in discontinued operations.

(3)	All provisions for income tax amounts are current and none are deferred.
The Company’s TRSs have approximately $71.4 million of NOL carryforwards available as of January 1, 2012 that will expire between 2028 and 2031.
During the years ended December 31, 2011, 2010 and 2009, the Company’s tax treatment of dividends and distributions were as follows:

	Year Ended December 31,
	2011	2010	2009
Tax treatment of dividends and distributions:
Ordinary dividends	$0.667	$0.607	$0.807
Long-term capital gain	0.629	0.622	0.558
Unrecaptured section 1250 gain	0.284	0.241	0.275
Dividends and distributions declared per
Common Share/Unit outstanding	$1.580	$1.470	$1.640
The cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes as of December 31, 2011 and 2010 was approximately $11.4 billion and $10.9 billion, respectively.
Noncontrolling Interests
A noncontrolling interest in a subsidiary (minority interest) is in most cases an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company's equity. In addition, consolidated net income is required to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and the amount of consolidated net income attributable to the parent and the noncontrolling interest are required to be disclosed on the face of the Consolidated Statements of Operations. See Note 3 for further discussion.
Operating Partnership: Net income is allocated to noncontrolling interests based on their respective ownership percentage of the Operating Partnership. The ownership percentage is calculated by dividing the number of OP Units held by the noncontrolling interests by the total OP Units held by the noncontrolling interests and EQR. Issuance of additional Common Shares and OP Units changes the ownership interests of both the noncontrolling interests and EQR. Such transactions and the related proceeds are treated as capital transactions.

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
Partners' Capital
The "Limited Partners" of ERPOP include various individuals and entities that contributed their properties to ERPOP in exchange for OP Units. The "General Partner" of ERPOP is EQR. Net income is allocated to the Limited Partners based on their respective ownership percentage of the Operating Partnership. The ownership percentage is calculated by dividing the number of OP Units held by the Limited Partners by the total OP Units held by the Limited Partners and the General Partner. Issuance of additional Common Shares and OP Units changes the ownership interests of both the Limited Partners and EQR. Such transactions and the related proceeds are treated as capital transactions.
Redeemable Noncontrolling Interests – Operating Partnership / Redeemable Limited Partners
The Company classifies Redeemable Noncontrolling Interests – Operating Partnership / Redeemable Limited Partners in the mezzanine section of the consolidated balance sheets for the portion of OP Units that EQR is required, either by contract or securities law, to deliver registered Common Shares to the exchanging OP Unit holder. The redeemable noncontrolling interest units / redeemable limited partner units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.
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
Reclassifications
Certain reclassifications considered necessary for a fair presentation have been made to the prior period financial statements in order to conform to the current year presentation. These reclassifications have not changed the results of operations or equity/capital.
Other
In June 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which superseded all then-existing non-SEC accounting and reporting standards and became the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by non-governmental entities. The Company adopted the codification as required, effective for the quarter ended September 30, 2009. The adoption of the codification had no impact on the Company’s consolidated results of operations or financial position but changed the way we refer to accounting literature in our reports.
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
Effective January 1, 2010, the analysis for identifying the primary beneficiary of a Variable Interest Entity (“VIE”) has been simplified by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The analysis requires the primary beneficiary of a VIE to be identified as the party that both (a) has the power to direct the activities of a VIE that most significantly impact its economic performance and (b) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. For the Company, this includes certain consolidated development partnerships as the Company provides substantially all of the capital for these ventures (other than third party mortgage debt, if any). For the Company, these requirements affected only disclosures and had no impact on the Company’s consolidated results of operations or financial position. See Note 6 for further discussion.

The Company is the controlling partner in various consolidated partnerships owning 21 properties and 3,916 apartment units and various completed and uncompleted development properties having a noncontrolling interest book value of $74.3 million at December 31, 2011. The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning six properties. These six partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of December 31, 2011, the Company estimates the value of Noncontrolling Interest distributions for these six properties would have been approximately $33.8 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the six Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on December 31, 2011 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company's Partially Owned Properties is subject to change. To the extent that the partnerships' underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.
Effective January 1, 2011, companies are required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements. This does not have a material effect on the Company’s consolidated results of operations or financial position. See Note 9 for further discussion.

Effective January 1, 2012, companies will be required to separately disclose the amounts and reasons for any transfers of assets and liabilities into and out of Level 1 and Level 2 of the fair value hierarchy. For fair value measurements using significant unobservable inputs (Level 3), companies will be required to disclose quantitative information about the significant unobservable inputs used for all Level 3 measurements and a description of the Company's valuation processes in determining fair value. In addition, companies will be required to provide a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs. Companies will also be required to disclose information about when the current use of a non-financial asset measured at fair value differs from its highest and best use and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. The Company does not expect this will have a material effect on its consolidated results of operations or financial position.

Effective January 1, 2009, issuers of certain convertible debt instruments that may be settled in cash on conversion were required to separately account for the liability and equity components of the instrument in a manner that reflects each issuer's nonconvertible debt borrowing rate. As the Company was required to apply this retrospectively, the accounting for its $650.0 million 3.85% convertible unsecured notes that were issued in August 2006 with a final maturity in August 2026 was affected. On August 18, 2011, the Company redeemed these notes at par ($482.5 million was outstanding on August 18, 2011) and no premium was paid. The Company recognized $11.8 million, $18.6 million and $20.6 million in interest expense related to the stated coupon rate of 3.85% for the years ended December 31, 2011, 2010 and 2009, respectively. The amount of the conversion option as of the date of issuance calculated by the Company using a 5.80% effective interest rate was $44.3 million and was amortized to interest expense over the expected life of the convertible notes (through the first put date on August 18, 2011). Total amortization of the cash discount and conversion option discount on the unsecured notes resulted in a reduction to earnings of approximately $5.0 million, $7.8 million and $10.6 million, respectively, or $0.02 per share/Unit, $0.03 per share/Unit and $0.04 per share/Unit, respectively, for the years ended December 31, 2011, 2010 and 2009. In addition, the Company decreased the January 1, 2009 balance of retained earnings (included in general partner's capital in the Operating Partnership's financial statements) by $27.0 million, decreased the January 1, 2009 balance of notes by $17.3 million and increased the January 1, 2009 balance of paid in capital (included in general partner's capital in the Operating Partnership's financial statements) by $44.3 million. The carrying amount of the conversion option remaining in paid in capital (included in general partner's capital in the Operating Partnership's financial statements) was $44.3 million at both December 31, 2011 and 2010. The cash and conversion option discounts were fully amortized at December 31, 2011 and the unamortized cash and conversion option discounts totaled $5.0 million at December 31, 2010.

3.	Equity, Capital and Other Interests

Equity and Redeemable Noncontrolling Interests of Equity Residential
The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and Long-Term Incentive Plan (“LTIP”) Units) for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Common Shares
Common Shares outstanding at January 1,	290,197,242	279,959,048	272,786,760
Common Shares Issued:
Conversion of Series E Preferred Shares	—	328,363	612
Conversion of Series H Preferred Shares	—	32,516	—
Conversion of OP Units	341,594	884,472	2,676,002
Issuance of Common Shares	3,866,666	6,151,198	3,497,300
Exercise of share options	2,945,948	2,506,645	422,713
Employee Share Purchase Plan (ESPP)	113,107	157,363	324,394
Restricted share grants, net	145,616	235,767	298,717
Common Shares Other:
Conversion of restricted shares to LTIP Units	(101,988)	—	—
Repurchased and retired	—	(58,130)	(47,450)
Common Shares outstanding at December 31,	297,508,185	290,197,242	279,959,048
Units
Units outstanding at January 1,	13,612,037	14,197,969	16,679,777
LTIP Units, net	120,112	92,892	154,616
OP Units issued through acquisitions/consolidations	—	205,648	32,061
Conversion of restricted shares to LTIP Units	101,988	—	—
Conversion of Series B Junior Preference Units	—	—	7,517
Conversion of OP Units to Common Shares	(341,594)	(884,472)	(2,676,002)
Units outstanding at December 31,	13,492,543	13,612,037	14,197,969
Total Common Shares and Units outstanding at December 31,	311,000,728	303,809,279	294,157,017
Units Ownership Interest in Operating Partnership	4.3%	4.5%	4.8%
LTIP Units Issued:
Issuance – per unit	—	—	$0.50
Issuance – contribution valuation	—	—	$0.1 million
OP Units Issued:
Acquisitions/consolidations – per unit	—	$40.09	$26.50
Acquisitions/consolidations – valuation	—	$8.2 million	$0.8 million
Conversion of Series B Junior Preference Units – per unit	—	—	$24.50
Conversion of Series B Junior Preference Units – valuation	—	—	$0.2 million
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
The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at December 31, 2011 and 2010.
The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of December 31, 2011, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $416.4 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Noncontrolling Interests – Operating Partnership Units.
The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the years ended December 31, 2011, 2010 and 2009, respectively (amounts in thousands):

	2011	2010	2009
Balance at January 1,	$383,540	$258,280	$264,394
Change in market value	22,714	129,918	14,544
Change in carrying value	10,150	(4,658)	(20,658)
Balance at December 31,	$416,404	$383,540	$258,280
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
The following table presents the Company’s issued and outstanding Preferred Shares as of December 31, 2011 and 2010:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Share (2)	December 31, 2011	December 31, 2010
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at December 31, 2011 and December 31, 2010	12/10/26	$4.145	$50,000	$50,000
6.48% Series N Cumulative Redeemable Preferred; liquidation value $250 per share; 600,000 shares issued and outstanding at December 31, 2011 and December 31, 2010 (3)	06/19/08	$16.20	150,000	150,000
			$200,000	$200,000

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

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership
The following tables present the changes in the Operating Partnership's issued and outstanding Units and in the limited partners' Units for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	303,809,279	294,157,017	289,466,537
Issued to General Partner:
Conversion of Series E Preference Units	—	328,363	612
Conversion of Series H Preference Units	—	32,516	—
Issuance of OP Units	3,866,666	6,151,198	3,497,300
Exercise of EQR share options	2,945,948	2,506,645	422,713
EQR's Employee Share Purchase Plan (ESPP)	113,107	157,363	324,394
EQR's restricted share grants, net	145,616	235,767	298,717
Issued to Limited Partners:
LTIP Units, net	120,112	92,892	154,616
OP Units issued through acquisitions/consolidations	—	205,648	32,061
Conversion of Series B Junior Preference Units	—	—	7,517
OP Units Other:
Repurchased and retired	—	(58,130)	(47,450)
General and Limited Partner Units outstanding at December 31,	311,000,728	303,809,279	294,157,017
Limited Partner Units
Limited Partner Units outstanding at January 1,	13,612,037	14,197,969	16,679,777
Limited Partner LTIP Units, net	120,112	92,892	154,616
Limited Partner OP Units issued through acquisitions/consolidations	—	205,648	32,061
Conversion of EQR restricted shares to LTIP Units	101,988	—	—
Conversion of Series B Junior Preference Units	—	—	7,517
Conversion of Limited Partner OP Units to EQR Common Shares	(341,594)	(884,472)	(2,676,002)
Limited Partner Units outstanding at December 31,	13,492,543	13,612,037	14,197,969
Limited Partner Units Ownership Interest in Operating Partnership	4.3%	4.5%	4.8%
Limited Partner LTIP Units Issued:
Issuance – per unit	—	—	$0.50
Issuance – contribution valuation	—	—	$0.1 million
Limited Partner OP Units Issued:
Acquisitions/consolidations – per unit	—	$40.09	$26.50
Acquisitions/consolidations – valuation	—	$8.2 million	$0.8 million
Conversion of Series B Junior Preference Units – per unit	—	—	$24.50
Conversion of Series B Junior Preference Units – valuation	—	—	$0.2 million
The Limited Partners of the Operating Partnership as of December 31, 2011 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of LTIP Units. Subject to certain exceptions (including the “book-up” requirements of LTIP Units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units. Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.
The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR. Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.
The Limited Partner Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, Limited Partner Units are differentiated and referred to as

“Redeemable Limited Partner Units”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer's control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at December 31, 2011 and 2010.
The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total. Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above. As of December 31, 2011, the Redeemable Limited Partner Units have a redemption value of approximately $416.4 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Limited Partner Units.
The following table presents the changes in the redemption value of the Redeemable Limited Partners for the years ended December 31, 2011, 2010 and 2009, respectively (amounts in thousands):

	2011	2010	2009
Balance at January 1,	$383,540	$258,280	$264,394
Change in market value	22,714	129,918	14,544
Change in carrying value	10,150	(4,658)	(20,658)
Balance at December 31,	$416,404	$383,540	$258,280
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
The following table presents the Operating Partnership's issued and outstanding “Preference Units” as of December 31, 2011 and 2010:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Unit (2)	December 31, 2011	December 31, 2010
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at December 31, 2011 and December 31, 2010	12/10/26	$4.145	$50,000	$50,000
6.48% Series N Cumulative Redeemable Preference Units; liquidation value $250 per unit; 600,000 units issued and outstanding at December 31, 2011 and December 31, 2010 (3)	06/19/08	$16.20	150,000	150,000
			$200,000	$200,000

(1)
On or after the redemption date, redeemable preference units (Series K and N) may be redeemed for cash at the option of the Operating Partnership, in whole or in part, at a redemption price equal to the liquidation price per unit, plus accrued and unpaid distributions, if any, in conjunction with concurrent redemption of the corresponding Company Preferred Shares.

(2)
Dividends on all series of Preference Units are payable quarterly at various pay dates. The dividend listed for Series N is a Preference Unit rate and the equivalent depositary unit annual dividend is $1.62 per unit.

(3)	The Series N Preference Units have a corresponding depositary unit that consists of ten times the number of units and one-tenth the liquidation value and dividend per unit.
Other
An unlimited amount of equity and debt securities remains available for issuance by EQR and ERPOP under effective shelf registration statements filed with the SEC. Most recently, EQR and ERPOP filed a universal shelf registration statement for an unlimited amount of equity and debt securities that became automatically effective upon filing with the SEC in October 2010 and expires on October 15, 2013. As of December 31, 2011, issuances under the ATM (see definition below) share offering program are limited to 9.2 million additional shares. Per the terms of ERPOP's partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).
In September 2009, the Company announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell up to 17.0 million Common Shares (later increased by 5.7 million Common Shares) from time to time over the next three years into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP's partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR has 9.2 million Common Shares remaining available for issuance under the ATM program as of December 31, 2011. See Note 18 for further discussion on shares available under this program.
During the year ended December 31, 2011, EQR issued approximately 3.9 million Common Shares at an average price of $52.23 per share for total consideration of approximately $201.9 million through the ATM program. Concurrent with these transactions, ERPOP issued approximately 3.9 million OP Units to EQR. As of December 31, 2011, transactions to issue approximately 0.5 million of the 3.9 million Common Shares had not yet settled. As of December 31, 2011, the Company increased the number of Common Shares issued and outstanding by this amount and recorded a receivable of approximately $28.5 million included in other assets on the consolidated balance sheets. During the year ended December 31, 2010, EQR issued approximately 6.2 million Common Shares at an average price of $47.45 per share for total consideration of approximately $291.9 million through the ATM program. Concurrent with these transactions, ERPOP issued approximately 6.2 million OP Units to EQR. During the year ended December 31, 2009, EQR issued approximately 3.5 million Common Shares at an average price of $35.38 per share for total consideration of approximately $123.7 million through the ATM program. Concurrent with these transactions, ERPOP issued approximately 3.5 million OP Units to EQR. As of December 31, 2009, transactions to issue approximately 1.1 million of the 3.5 million Common Shares had not yet settled. As of December 31, 2009, the Company increased the number of Common Shares issued and outstanding by this amount and recorded a receivable of approximately $37.6 million included in other assets on the consolidated balance sheets.
On June 16, 2011, the shareholders of EQR approved the Company's 2011 Share Incentive Plan (the “2011 Plan”). The 2011 Plan reserved 12,980,741 Common Shares for issuance. In conjunction with the approval of the 2011 Plan, no further awards may be granted under the 2002 Share Incentive Plan. The 2011 Plan expires on June 16, 2021. See Note 12 for further discussion.
EQR has a share repurchase program authorized by the Board of Trustees under which it has authorization to repurchase up to $464.6 million of its shares as of December 31, 2011. No shares were repurchased during the year ended December 31, 2011.
During the year ended December 31, 2010, EQR repurchased 58,130 of its Common Shares at an average price of $32.46 per share for total consideration of $1.9 million. These shares were retired subsequent to the repurchases. Concurrent with these transactions, ERPOP repurchased and retired 58,130 OP Units previously issued to EQR. All of the shares repurchased during the year ended December 31, 2010 were repurchased from employees at the then current market prices to cover the minimum statutory tax withholding obligations related to the vesting of employees' restricted shares.
During the year ended December 31, 2009, EQR repurchased 47,450 of its Common Shares at an average price of $23.69 per share for total consideration of $1.1 million. These shares were retired subsequent to the repurchases. Concurrent with these transactions, ERPOP repurchased and retired 47,450 OP Units previously issued to EQR. All of the shares repurchased during the year ended December 31, 2009 were repurchased from employees at the then current market prices to cover the minimum statutory tax withholding obligations related to the vesting of employees' restricted shares.
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
During the year ended December 31, 2011, the Company acquired all of its partners' interests in three consolidated partially owned properties consisting of 1,351 apartment units for $12.8 million. In conjunction with these transactions, the Company reduced paid in capital (included in general partner's capital in the Operating Partnership's financial statements) by $4.8 million and Noncontrolling Interests – Partially Owned Properties by $8.0 million.
During the year ended December 31, 2010, the Company acquired all of its partners' interests in two consolidated partially owned properties consisting of 432 apartment units, one consolidated partially owned development project and one consolidated partially owned land parcel for $0.7 million. One of these partially owned property buyouts was funded through the issuance of 1,129 OP Units valued at $50,000. The Company also increased its ownership in three consolidated partially owned properties through the buyout of certain equity interests which were funded through the issuance of 15,948 OP Units valued at $0.8 million and cash payments of $15.3 million. In conjunction with these transactions, the Company reduced paid in capital (included in general partner's capital in the Operating Partnership's financial statements) by $16.9 million and other liabilities by $0.2 million and increased Noncontrolling Interests – Partially Owned Properties by $0.2 million.
During the year ended December 31, 2009, the Company acquired all of its partners' interests in five consolidated partially owned properties consisting of 1,587 apartment units for $9.2 million. In addition, the Company also acquired a portion of the outside partner interests in two consolidated partially owned properties, one funded using cash of $2.1 million and the other funded through the issuance of 32,061 OP Units valued at $0.8 million. In conjunction with these transactions, the Company reduced paid in capital (included in general partner's capital in the Operating Partnership's financial statements) by $1.5 million and Noncontrolling Interests – Partially Owned Properties by $11.7 million.

4.	Real Estate
The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of December 31, 2011 and 2010 (amounts in thousands):

	2011	2010
Land	$4,367,816	$4,110,275
Depreciable property:
Buildings and improvements	14,262,616	13,995,121
Furniture, fixtures and equipment	1,292,124	1,231,391
Projects under development:
Land	75,646	28,260
Construction-in-progress	84,544	102,077
Land held for development:
Land	299,096	198,465
Construction-in-progress	26,104	36,782
Investment in real estate	20,407,946	19,702,371
Accumulated depreciation	(4,539,583)	(4,337,357)
Investment in real estate, net	$15,868,363	$15,365,014

During the year ended December 31, 2011, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price

Rental Properties – Consolidated	21	6,198	$1,383,048
Land Parcels (seven) (1) (2)	—	—	202,313
Other (3)	—	—	11,750
Total	21	6,198	$1,597,111

(1)
Includes a vacant land parcel at 400 Park Avenue South in New York City acquired jointly by the Company and Toll Brothers (NYSE: TOL). The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet.

(2)	Includes entry into a long-term ground lease for a land parcel at 170 Amsterdam Avenue in New York City.

(3)	Represents the acquisition of a 97,000 square foot commercial building adjacent to our Harbor Steps apartment property in downtown Seattle for potential redevelopment.

During the year ended December 31, 2010, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price

Rental Properties – Consolidated	16	4,445	$1,485,701
Land Parcels (six)	—	—	68,869
Total	16	4,445	$1,554,570

In addition to the properties discussed above, the Company acquired the 75% equity interest it did not own in seven previously unconsolidated properties containing 1,811 apartment units with a real estate value of $105.1 million.
During the year ended December 31, 2011, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price

Rental Properties – Consolidated	47	14,345	$1,482,239
Land Parcel (one) (1)	—	—	22,786
Total	47	14,345	$1,505,025

(1)	Represents the sale of a land parcel, on which the Company no longer planned to develop, in suburban Washington, D.C.
The Company recognized a net gain on sales of discontinued operations of approximately $826.5 million and a net gain on sales of land parcels of approximately $4.2 million on the above sales.
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
The Company recognized a net gain on sales of discontinued operations of approximately $298.0 million , a net gain on sales of unconsolidated entities of approximately $28.1 million and a net loss on sales of land parcels of approximately $1.4 million on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate
In addition to the land parcels that were subsequently acquired as discussed in Note 18, the Company has entered into a separate agreement to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties	2	648	$241,000
Land Parcels (three)	—	—	53,200
Total	2	648	$294,200
In addition to the property that was subsequently disposed of as discussed in Note 18, the Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties	6	1,169	$127,075
Total	6	1,169	$127,075
The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities
The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following tables and information summarize the Company’s investments in partially owned entities as of December 31, 2011 (amounts in thousands except for project and apartment unit amounts):

	Consolidated
	Development Projects (VIEs) (4)
	Held for and/or Under Development	Completed and Stabilized	Other	Total

Total projects (1)	—	2	19	21

Total apartment units (1)	—	441	3,475	3,916

Balance sheet information at 12/31/11 (at 100%):
ASSETS
Investment in real estate	$160,732	$114,584	$449,140	$724,456
Accumulated depreciation	—	(12,228)	(144,305)	(156,533)
Investment in real estate, net	160,732	102,356	304,835	567,923
Cash and cash equivalents	1,638	1,503	15,578	18,719
Deposits – restricted	43,970	2,272	15,177	61,419
Escrow deposits – mortgage	—	60	—	60
Deferred financing costs, net	—	65	1,179	1,244
Other assets	3,554	140	144	3,838
Total assets	$209,894	$106,396	$336,913	$653,203

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable	$—	$33,419	$200,337	$233,756
Accounts payable & accrued expenses	202	1,073	818	2,093
Accrued interest payable	—	104	782	886
Other liabilities	1,275	79	1,139	2,493
Security deposits	—	102	1,491	1,593
Total liabilities	1,477	34,777	204,567	240,821

Noncontrolling Interests – Partially Owned Properties	78,090	1,079	(4,863)	74,306
Company equity/General and Limited Partners' Capital	130,327	70,540	137,209	338,076
Total equity/capital	208,417	71,619	132,346	412,382
Total liabilities and equity/capital	$209,894	$106,396	$336,913	$653,203

Debt – Secured (2):
Company/Operating Partnership Ownership (3)	$—	$33,419	$159,068	$192,487
Noncontrolling Ownership	—	—	41,269	41,269
Total (at 100%)	$—	$33,419	$200,337	$233,756

	Consolidated
	Development Projects (VIEs) (4)
	Held for and/or Under Development	Completed and Stabilized	Other	Total
Operating information for the year ended 12/31/11 (at 100%):
Operating revenue	$—	$8,961	$57,916	$66,877
Operating expenses	249	3,868	19,115	23,232
Net operating (loss) income	(249)	5,093	38,801	43,645
Depreciation	—	4,163	15,117	19,280
General and administrative/other	152	6	123	281
Operating (loss) income	(401)	924	23,561	24,084
Interest and other income	6	6	10	22
Other expenses	(487)	—	(39)	(526)
Interest:
Expense incurred, net	(399)	(3,229)	(11,295)	(14,923)
Amortization of deferred financing costs	—	(382)	(366)	(748)
(Loss) income before income and other taxes and net gains on sales of land parcels and discontinued operations	(1,281)	(2,681)	11,871	7,909
Income and other tax (expense) benefit	(57)	—	(6)	(63)
Net gain on sales of land parcels	4,217	—	—	4,217
Net gain on sales of discontinued operations	169	—	13,259	13,428
Net income (loss)	$3,048	$(2,681)	$25,124	$25,491

(1)	Project and apartment unit counts exclude all uncompleted development projects until those projects are substantially completed.

(2)	All debt is non-recourse to the Company.

(3)	Represents the Company’s/Operating Partnership's current economic ownership interest.

(4)	A development project with a noncontrolling interest balance of $75.8 million is not a VIE.

The Company admitted an 80% institutional partner to two separate entities/transactions (one in December 2010 and the other in August 2011), each owning a developable land parcel, in exchange for $40.1 million in cash and retained a 20% equity interest in both of these entities. These land parcels are now unconsolidated. Total project costs are approximately $232.8 million and construction will be predominantly funded with two separate long-term, non-recourse secured loans from the partner. While the Company is the managing member of both of the joint ventures, is responsible for constructing both of the projects and has given certain construction cost overrun guarantees, all major decisions are made jointly, the large majority of funding is provided by the partner and the partner has significant involvement in and oversight of the ongoing projects, neither of which is a VIE. The Company's remaining funding obligations are currently estimated at $5.4 million.

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above and taxes and fees of $0.4 million and $0.3 million, respectively. Restricted deposits were made to the venture of $26.0 million and $17.5 million, respectively, to collateralize construction guarantees. As of December 31, 2011, Toll Brothers' noncontrolling interest balance totaled $75.8 million.

During the year ended December 31, 2010, the Company acquired the 75% equity interest it did not own in seven previously unconsolidated properties containing 1,811 apartment units in exchange for an approximate $30.0 million payment to its partner. In addition, the Company repaid the net $70.0 million mortgage loan, which was to mature on May 1, 2010, concurrent with closing using proceeds drawn from the Company's line of credit. The Company also sold its 25% equity interest in the remaining 24 unconsolidated properties containing 5,635 apartment units in exchange for an approximate $25.4 million payment from its partner and the related $264.8 million in non-recourse mortgage debt was extinguished by the partner at closing.
The Company is the controlling partner in various consolidated partnership properties and development properties having a noncontrolling interest book value of $74.3 million at December 31, 2011. The Company has identified certain development partnerships as VIEs as the Company provides substantially all of the capital for these ventures (other than third party mortgage debt, if any) despite the fact that each partner legally owns 50% of each venture. The Company is the primary beneficiary as it exerts the most significant power over the ventures, absorbs the majority of the expected losses and has the right to receive a majority of the expected residual returns. The assets net of liabilities of the Company’s VIEs are restricted in their use to the specific VIE to which they relate and are not available for general corporate use. The Company does not have any unconsolidated VIEs.

7.	Deposits – Restricted
The following table presents the Company’s restricted deposits as of December 31, 2011 and 2010 (amounts in thousands):

	December 31, 2011	December 31, 2010
Tax–deferred (1031) exchange proceeds	$53,668	$103,887
Earnest money on pending acquisitions	7,882	9,264
Restricted deposits on debt	2,370	18,966
Restricted deposits on real estate investments	43,970	—
Resident security and utility deposits	40,403	40,745
Other	3,944	8,125
Totals	$152,237	$180,987

8.	Debt
EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. EQR guarantees the Operating Partnership's $500.0 million unsecured senior term loan and also guarantees the Operating Partnership's revolving credit facility up to the maximum amount and for the full term of the facility.

Mortgage Notes Payable
As of December 31, 2011, the Company had outstanding mortgage debt of approximately $4.1 billion.
During the year ended December 31, 2011, the Company:

▪	Repaid $991.7 million of mortgage loans;

▪	Obtained $190.9 million of new mortgage loan proceeds; and

▪	Assumed $158.2 million of mortgage debt on five acquired properties.
The Company recorded approximately $4.4 million of write-offs of unamortized deferred financing costs during the year ended December 31, 2011 as additional interest expense related to debt extinguishment of mortgages.
As of December 31, 2011, the Company had $455.6 million of secured debt subject to third party credit enhancement.
As of December 31, 2011, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through September 1, 2048. At December 31, 2011, the interest rate range on the Company’s mortgage debt was 0.05% to 11.25%. During the year ended December 31, 2011, the weighted average interest rate on the Company’s mortgage debt was 4.84%.
The historical cost, net of accumulated depreciation, of encumbered properties was $4.9 billion and $5.6 billion at December 31, 2011 and 2010, respectively.
As of December 31, 2010, the Company had outstanding mortgage debt of approximately $4.8 billion.

During the year ended December 31, 2010, the Company:

▪	Repaid $652.1 million of mortgage loans;

▪	Obtained $173.6 million of new mortgage loan proceeds;

▪	Assumed $359.1 million of mortgage debt on seven acquired properties;

▪	Was released from $40.0 million of mortgage debt assumed by the purchaser on two disposed properties; and

▪
Assumed $112.6 million of mortgage debt on seven previously unconsolidated properties and repaid the net $70.0 million mortgage loan (net of $42.6 million of cash collateral held by the lender) concurrent with closing using proceeds drawn from the Company's line of credit.

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

Notes
The following tables summarize the Company’s unsecured note balances and certain interest rate and maturity date information as of and for the years ended December 31, 2011 and 2010, respectively:

December 31, 2011 (Amounts are in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges
Fixed Rate Public/Private Notes (1)	$4,803,191	4.625% - 7.57%	5.84%	2012 - 2026
Floating Rate Public/Private Notes (1)	806,383	(1)	1.67%	2012 - 2013
Totals	$5,609,574

December 31, 2010 (Amounts are in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges
Fixed Rate Public/Private Notes (1)	$4,375,860	3.85% - 7.57%	5.78%	2011 - 2026
Floating Rate Public/Private Notes (1)	809,320	(1)	1.72%	2011 - 2013
Totals	$5,185,180

(1)	At December 31, 2011 and 2010, $300.0 million in fair value interest rate swaps converts a portion of the $400.0 million face value 5.200% notes due April 1, 2013 to a floating interest rate.
The Company’s unsecured public debt contains certain financial and operating covenants including, among other things, maintenance of certain financial ratios. The Company was in compliance with its unsecured public debt covenants for both the years ended December 31, 2011 and 2010.
An unlimited amount of equity and debt securities remains available for issuance by EQR and ERPOP under effective shelf registration statements filed with the SEC. Most recently, EQR and ERPOP filed a universal shelf registration statement for an unlimited amount of equity and debt securities that became automatically effective upon filing with the SEC in October 2010 and expires on October 15, 2013. Per the terms of ERPOP's partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference units basis).
During the year ended December 31, 2011, the Company:

▪	Repaid $93.1 million of 6.95% unsecured notes at maturity;

▪	Exercised the second of its two one-year extension options for its $500.0 million term loan facility and as a result, the maturity date is now October 5, 2012;

▪	Redeemed $482.5 million of its 3.85% unsecured notes with a final maturity of 2026 at par and no premium was paid; and

▪
Issued $1.0 billion of ten-year 4.625% fixed rate public notes in a public offering, receiving net proceeds of $996.2 million before underwriting fees and other expenses. The notes are at an all-in effective interest rate of approximately 6.2% after termination of various forward starting swaps in conjunction with the issuance (see Note 9 for further discussion).
During the year ended December 31, 2010, the Company:

▪
Issued $600.0 million of ten-year 4.75% fixed rate public notes in a public offering at an all-in effective interest rate of 5.09%, receiving net proceeds of $595.4 million before underwriting fees and other expenses.

On December 2, 2011, the Company obtained a commitment for a senior unsecured bridge loan facility in an aggregate principal amount not to exceed $1.0 billion to finance the potential acquisition of an ownership interest in Archstone, a privately-held owner, operator and developer of multifamily apartment properties. The Company paid fees of $2.6 million to structure this facility, which were recorded as deferred financing costs and amortized in 2011. See Note 18 for discussion on the cancellation of this facility.
On October 11, 2007, the Company closed on a $500.0 million senior unsecured term loan. Effective April 5, 2011, the Company exercised the second of its two one-year extension options and as a result, the maturity date is now October 5, 2012. The Company has the ability to increase available borrowings by an additional $250.0 million under certain circumstances. The loan bears interest at variable rates based upon LIBOR plus a spread (currently 0.50%) dependent upon the current credit rating on the Company’s long-term senior unsecured debt.

On August 23, 2006, the Company issued $650.0 million of exchangeable notes that were to mature on August 15, 2026. The notes bore interest at a fixed rate of 3.85%. The notes were exchangeable into Common Shares, at the option of the holders, under specific circumstances or on or after August 15, 2025, at an exchange rate of 16.3934 shares per $1,000 principal amount of notes (equivalent to an exchange price of $61.00 per share). On August 18, 2011 (the "Redemption Date"), the Operating Partnership redeemed all of the outstanding notes for $482.5 million in cash, which was equal to 100% of the principal amount of such notes, plus accrued and unpaid interest up to but excluding the Redemption Date. See Note 2 for more information on the change in the recognition of interest expense for these notes.

Lines of Credit

In July 2011, the Company replaced its then existing unsecured revolving credit facility with a new $1.25 billion unsecured revolving credit facility maturing on July 13, 2014, subject to a one-year extension option exercisable by the Company. The Company has the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. See Note 18 for discussion on the increase of available borrowings for this facility. The interest rate on advances under the new credit facility will generally be LIBOR plus a spread (currently 1.15%) and the Company pays an annual facility fee of 0.2%. Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt. This facility replaced the Company's $1.425 billion facility which was scheduled to mature in February 2012. The Company wrote-off $0.2 million in unamortized deferred financing costs related to the old facility.

As of December 31, 2011, the amount available on the new credit facility was $1.22 billion (net of $31.8 million which was restricted/dedicated to support letters of credit) and there was no amount outstanding. During the year ended December 31, 2011, the weighted average interest rate was 1.42%. As of December 31, 2010, the amount available on the old credit facility was $1.28 billion (net of $147.3 million which was restricted/dedicated to support letters of credit and net of $75.0 million which had been committed by a now bankrupt financial institution and was not available for borrowing) and there was no amount outstanding. During the year ended December 31, 2010, the weighted average interest rate was 0.66%.

Other

The following table provides a summary of the aggregate payments of principal on all debt for each of the next five years and thereafter (amounts in thousands):

Year	Total (1)
2012	$1,161,582	(2)
2013	579,675
2014	588,340
2015	418,900
2016	1,190,038
Thereafter	5,782,526
Total	$9,721,061

(1)	Principal payments on all debt include amortization of any discounts or premiums related to the debt. Premiums and discounts are amortized over the life of the debt.

(2)
Includes the Company's $500.0 million term loan facility. Effective April 5, 2011, the Company exercised the second of its two one-year extension options and as a result, the maturity date is now October 5, 2012.

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
The carrying values of the Company’s mortgage notes payable and unsecured notes were approximately $4.1 billion and $5.6 billion, respectively, at December 31, 2011. The fair values of the Company’s mortgage notes payable and unsecured notes were approximately $4.3 billion and $6.0 billion, respectively, at December 31, 2011. The carrying values of the Company’s mortgage notes payable and unsecured notes were approximately $4.8 billion and $5.2 billion, respectively, at December 31, 2010. The fair values of the Company’s mortgage notes payable and unsecured notes were approximately $4.7 billion and $5.5 billion, respectively, at December 31, 2010. The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, derivative instruments and investment securities) including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.
In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.
The following table summarizes the Company’s consolidated derivative instruments at December 31, 2011 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)
Current Notional Balance	$315,693	$200,000
Lowest Possible Notional	$315,693	$200,000
Highest Possible Notional	$317,694	$200,000
Lowest Interest Rate	2.009%	3.478%
Highest Interest Rate	4.800%	4.695%
Earliest Maturity Date	2012	2023
Latest Maturity Date	2013	2023

(1)	Fair Value Hedges – Converts outstanding fixed rate debt to a floating interest rate.

(2)
Forward Starting Swaps – Designed to partially fix the interest rate in advance of a planned future debt issuance. These swaps have mandatory counterparty terminations in 2014 and are targeted to 2013 issuances.

In June 2011, the Company's remaining development cash flow hedge matured.
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
The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying Consolidated Balance Sheets at December 31, 2011 and 2010, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
			Quoted Prices in
			Active Markets for	Significant Other	Significant
	Balance Sheet		Identical Assets/Liabilities	Observable Inputs	Unobservable Inputs
Description	Location	12/31/2011	(Level 1)	(Level 2)	(Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$8,972	$—	$8,972	$—
Supplemental Executive Retirement Plan	Other Assets	71,426	71,426	—	—
Available-for-Sale Investment Securities	Other Assets	1,550	1,550	—	—
Total		$81,948	$72,976	$8,972	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$32,278	$—	$32,278	$—
Supplemental Executive Retirement Plan	Other Liabilities	71,426	71,426	—	—
Total		$103,704	$71,426	$32,278	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$416,404	$—	$416,404	$—

			Fair Value Measurements at Reporting Date Using
			Quoted Prices in
			Active Markets for	Significant Other	Significant
	Balance Sheet		Identical Assets/Liabilities	Observable Inputs	Unobservable Inputs
Description	Location	12/31/2010	(Level 1)	(Level 2)	(Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$12,521	$—	$12,521	$—
Forward Starting Swaps	Other Assets	3,276	—	3,276	—
Supplemental Executive Retirement Plan	Other Assets	58,132	58,132	—	—
Available-for-Sale Investment Securities	Other Assets	1,194	1,194	—	—
Total		$75,123	$59,326	$15,797	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$37,756	$—	$37,756	$—
Development Cash Flow Hedges	Other Liabilities	1,322	—	1,322	—
Supplemental Executive Retirement Plan	Other Liabilities	58,132	58,132	—	—
Total		$97,210	$58,132	$39,078	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	383,540	—	383,540	—

The following table provides a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2010 (amounts in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets/Liabilities	Observable Inputs	Unobservable Inputs
Description	12/31/2010	(Level 1)	(Level 2)	(Level 3)	Total Gains (Losses)
Assets
Long-lived assets	$56,000	$—	$—	$56,000	$(45,380)
Total	$56,000	$—	$—	$56,000	$(45,380)

The Company's real estate asset impairment charges were the result of an analysis of the parcels' estimated fair value (determined using internally developed models that were based on market assumptions and comparable sales data) compared to their current capitalized carrying value. The market assumptions used as inputs to the Company's fair value model include construction costs, leasing assumptions, growth rates, discount rates, terminal capitalization rates and development yields, along with the Company's current plans for each individual asset. The Company uses data on its existing portfolio of properties and its recent acquisition and development properties, as well as similar market data from third party sources, when available, in determining these inputs. The valuation techniques used to measure fair value is consistent with how similar assets were measured in prior periods. See Note 18 for further discussion.
The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, respectively (amounts in thousands):

December 31, 2011 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative		Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss)Recognized in Income on Hedged Item
			Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(3,549)	Fixed rate debt	Interest expense	$3,549
Total		$(3,549)			$3,549

December 31, 2010 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative		Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss)Recognized in Income on Hedged Item
			Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$7,335	Fixed rate debt	Interest expense	$(7,335)
Total		$7,335			$(7,335)

December 31, 2009 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative		Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss)Recognized in Income on Hedged Item
			Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,167)	Fixed rate debt	Interest expense	$1,167
Total		$(1,167)			$1,167

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
December 31, 2011 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income

Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$(145,090)	Interest expense	$(4,343)	Interest expense	$(170)
Development Interest Rate Swaps/Caps	1,322	Interest expense	—	N/A	—
Total	$(143,768)		$(4,343)		$(170)

	Effective Portion			Ineffective Portion
December 31, 2010 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income

Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$(68,149)	Interest expense	$(3,338)	N/A	$—
Development Interest Rate Swaps/Caps	2,255	Interest expense	—	N/A	—
Total	$(65,894)		$(3,338)		$—

	Effective Portion			Ineffective Portion
December 31, 2009 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income

Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$34,432	Interest expense	$(3,724)	N/A	$—
Development Interest Rate Swaps/Caps	3,244	Interest expense	—	N/A	—
Total	$37,676		$(3,724)		$—
As of December 31, 2011 and 2010, there were approximately $197.6 million and $58.3 million in deferred losses, net, included in accumulated other comprehensive (loss), respectively, related to derivative instruments. Based on the estimated fair values of the net derivative instruments at December 31, 2011, the Company may recognize an estimated $19.5 million of accumulated other comprehensive (loss) as additional interest expense during the year ending December 31, 2012.
In December 2011, the Company paid approximately $153.2 million to settle various forward starting swaps in conjunction with the issuance of $1.0 billion of ten-year fixed rate public notes. The ineffective portion of $0.2 million and accrued interest of $5.9 million were recorded as interest expense. The remaining amount of $147.1 million will be deferred as a component of accumulated other comprehensive (loss) and is recognized as an increase to interest expense over the approximate term of the notes.
In July 2010, the Company paid approximately $10.0 million to settle a forward starting swap in conjunction with the issuance of $600.0 million of ten-year fixed rate public notes. The entire amount was deferred as a component of accumulated other comprehensive (loss) and is being recognized as an increase to interest expense over the term of the notes.
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
The following tables set forth the maturity, amortized cost, gross unrealized gains and losses, book/fair value and interest and other income of the various investment securities held as of December 31, 2011 and 2010, respectively (amounts in thousands):

		Other Assets
December 31, 2011 Security	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Book/ Fair Value	Interest and Other Income

Available -for-Sale Investment Securities	N/A	$675	$875	$—	$1,550	$—
Total		$675	$875	$—	$1,550	$—

		Other Assets
December 31, 2010 Security	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Book/ Fair Value	Interest and Other Income

Available-for-Sale
FDIC-insured certificates of deposit	Less than one year	$—	$—	$—	$—	$61
Other	N/A	675	519	—	1,194	—
Total Available-for-Sale and Grand Total		$675	$519	$—	$1,194	$61

10.	Earnings Per Share and Earnings Per Unit

Equity Residential
The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Numerator for net income per share – basic:
Income (loss) from continuing operations	$83,998	$(83,426)	$(57,707)
Allocation to Noncontrolling Interests – Operating Partnership, net	(3,072)	4,505	3,969
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(832)	726	558
Net income attributable to Preference Interests and Units	—	—	(9)
Preferred distributions	(13,865)	(14,368)	(14,479)
Income (loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	66,229	(92,563)	(67,668)
Discontinued operations, net of Noncontrolling Interests	813,491	361,805	415,462
Numerator for net income per share – basic	$879,720	$269,242	$347,794
Numerator for net income per share – diluted (1):
Income from continuing operations	$83,998
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(832)
Preferred distributions	(13,865)
Income from continuing operations available to Common Shares	69,301
Discontinued operations, net	851,199
Numerator for net income per share – diluted (1)	$920,500	$269,242	$347,794
Denominator for net income per share – basic and diluted (1):
Denominator for net income per share – basic	294,856	282,888	273,609
Effect of dilutive securities:
OP Units	13,206
Long-term compensation shares/units	4,003
Denominator for net income per share – diluted (1)	312,065	282,888	273,609
Net income per share – basic	$2.98	$0.95	$1.27
Net income per share – diluted	$2.95	$0.95	$1.27
Net income per share – basic:
Income (loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	$0.225	$(0.327)	$(0.247)
Discontinued operations, net of Noncontrolling Interests	2.759	1.279	1.518
Net income per share – basic	$2.984	$0.952	$1.271
Net income per share – diluted (1):
Income (loss) from continuing operations available to Common Shares	$0.222	$(0.327)	$(0.247)
Discontinued operations, net	2.728	1.279	1.518
Net income per share – diluted	$2.950	$0.952	$1.271
Distributions declared per Common Share outstanding	$1.58	$1.47	$1.64

(1)
Potential common shares issuable from the assumed conversion of OP Units and the exercise/vesting of long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per share calculation as the Company had a loss from continuing operations for the years ended December 31, 2010 and 2009, respectively.

Convertible preferred shares/units that could be converted into 0, 325,103 and 402,501 weighted average Common Shares for the years ended December 31, 2011, 2010 and 2009, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. In addition, the effect of the Common Shares that could ultimately be issued upon the conversion/exchange of the Operating Partnership’s $650.0 million exchangeable senior notes ($482.5 million outstanding were redeemed on August 18, 2011) was not included in the computation of diluted earnings per share because the effects would be anti-dilutive.
For additional disclosures regarding the employee share options and restricted shares, see Notes 2 and 12.
ERP Operating Limited Partnership
The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Year Ended December 31,
	2011	2010	2009
Numerator for net income per Unit – basic and diluted (1):
Income (loss) from continuing operations	$83,998	$(83,426)	$(57,707)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(832)	726	558
Allocation to Preference Units	(13,865)	(14,368)	(14,479)
Allocation to Preference Interests and Junior Preference Units	—	—	(9)
Income (loss) from continuing operations available to Units	69,301	(97,068)	(71,637)
Discontinued operations, net	851,199	379,409	439,736
Numerator for net income per Unit – basic and diluted (1)	$920,500	$282,341	$368,099
Denominator for net income per Unit – basic and diluted (1):
Denominator for net income per Unit – basic	308,062	296,527	289,167
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company's long-term compensation shares/units	4,003
Denominator for net income per Unit – diluted (1)	312,065	296,527	289,167
Net income per Unit – basic	$2.98	$0.95	$1.27
Net income per Unit – diluted	$2.95	$0.95	$1.27
Net income per Unit – basic:
Income (loss) from continuing operations available to Units	$0.225	$(0.327)	$(0.247)
Discontinued operations, net	2.759	1.279	1.518
Net income per Unit – basic	$2.984	$0.952	$1.271
Net income per Unit – diluted (1):
Income (loss) from continuing operations available to Units	$0.222	$(0.327)	$(0.247)
Discontinued operations, net	2.728	1.279	1.518
Net income per Unit – diluted	$2.950	$0.952	$1.271
Distributions declared per Unit outstanding	$1.58	$1.47	$1.64

(1)
Potential Units issuable from the assumed exercise/vesting of the Company's long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per Unit calculation as the Operating Partnership had a loss from continuing operations for the years ended December 31, 2010 and 2009, respectively.

Convertible preference interests/units that could be converted into 0, 325,103 and 402,501 weighted average Common Shares (which would be contributed to the Operating Partnership in exchange for OP Units) for the years ended December 31, 2011, 2010 and 2009, respectively, were outstanding but were not included in the computation of diluted earnings per Unit because the effects would be anti-dilutive. In addition, the effect of the Common Shares/OP Units that could ultimately be issued upon the conversion/exchange of the Company's $650.0 million exchangeable senior notes ($482.5 million outstanding were redeemed on August 18, 2011) was not included in the computation of diluted earnings per Unit because the effects would be anti-dilutive.
For additional disclosures regarding the employee share options and restricted shares, see Notes 2 and 12.

11.	Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of and all properties held for sale, if any.
The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during each of the years ended December 31, 2011, 2010 and 2009 (amounts in thousands).

	Year Ended December 31,
	2011	2010	2009
REVENUES
Rental income	$96,156	$289,921	$376,310
Total revenues	96,156	289,921	376,310

EXPENSES (1)
Property and maintenance	47,972	115,215	144,166
Real estate taxes and insurance	6,152	23,306	34,750
Depreciation	16,653	60,257	81,649
General and administrative	53	42	43
Total expenses	70,830	198,820	260,608

Discontinued operating income	25,326	91,101	115,702

Interest and other income	184	800	127
Other expenses	—	—	(11)
Interest (2):
Expense incurred, net	(203)	(10,070)	(11,654)
Amortization of deferred financing costs	(840)	(292)	(800)
Income and other tax (expense) benefit	243	(86)	1,073

Discontinued operations	24,710	81,453	104,437
Net gain on sales of discontinued operations	826,489	297,956	335,299

Discontinued operations, net	$851,199	$379,409	$439,736

(1)	Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Company’s period of ownership.

(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.
For the properties sold during 2011, the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2010 were $656.7 million and $76.0 million, respectively.

12.	Share Incentive Plans

Any Common Shares issued pursuant to EQR's incentive equity compensation and employee share purchase plans will result in ERPOP issuing OP Units to EQR on a one-for-one basis with ERPOP receiving the net cash proceeds of such issuances.
On June 16, 2011, the shareholders of EQR approved the Company's 2011 Plan. The 2011 Plan reserved 12,980,741 Common Shares for issuance. In conjunction with the approval of the 2011 Plan, no further awards may be granted under the 2002 Share Incentive Plan. The 2011 Plan expires on June 16, 2021. As of December 31, 2011, 12,473,580 shares were available for future issuance.
Pursuant to the 2011 Plan, the 2002 Share Incentive Plan, as restated, and the Amended and Restated 1993 Share Option and Share Award Plan, as amended (collectively the “Share Incentive Plans”), officers, trustees and key employees of the Company may be granted share options to acquire Common Shares (“Options”) including non-qualified share options (“NQSOs”), incentive share options (“ISOs”) and share appreciation rights (“SARs”), or may be granted restricted or non-restricted shares (including performance-based awards), subject to conditions and restrictions as described in the Share Incentive Plans. Prior to 2007, certain executive officers of the Company participated in the Company’s performance-based restricted share plan but the Company has not awarded any performance-based award grants since 2006. Options, SARs, restricted shares, performance shares and LTIP Units (see discussion below) are sometimes collectively referred to herein as “Awards”.
The Options are generally granted at the fair market value of the Company’s Common Shares at the date of grant, vest in three equal installments over a three-year period, are exercisable upon vesting and expire ten years from the date of grant. The exercise price for all Options under the Share Incentive Plans is equal to the fair market value of the underlying Common Shares at the time the Option is granted. Options exercised result in new Common Shares being issued on the open market. The 2002 Share Incentive Plan and the Amended and Restated 1993 Share Option and Share Award Plan, as amended, will terminate at such time as all outstanding Awards have expired or have been exercised/vested. The Board of Trustees may at any time amend or terminate the Share Incentive Plans, but termination will not affect Awards previously granted. Any Options which had vested prior to such a termination would remain exercisable by the holder.
Restricted shares that have been awarded through December 31, 2011 generally vest three years from the award date. In addition, the Company’s unvested restricted shareholders have the same voting rights as any other Common Share holder. During the three-year period of restriction, the Company’s unvested restricted shareholders receive quarterly dividend payments on their shares at the same rate and on the same date as any other Common Share holder. As a result, dividends paid on unvested restricted shares are included as a component of retained earnings (included in general partner's capital in the Operating Partnership's financial statements) and have not been considered in reducing net income available to Common Shares/Units in a manner similar to the Company’s preferred share/preference unit dividends for the earnings per share/Unit calculation. If employment is terminated prior to the lapsing of the restriction, the shares are generally canceled.
In December 2008, the Company’s then existing 2002 Share Incentive Plan was amended to allow for the issuance of long-term incentive plan units (“LTIP Units”) to officers of the Company as an alternative to the Company’s restricted shares. The 2011 Plan also allows for the issuance of LTIP Units. LTIP Units are a class of partnership interests that under certain conditions, including vesting, are convertible by the holder into an equal number of OP Units, which are redeemable by the holder for Common Shares on a one-for-one basis or the cash value of such shares at the option of the Company. In connection with the grant of long-term incentive compensation for services provided during a year, officers of the Company are allowed to choose, on a one-for-one basis, between restricted shares and LTIP Units. In January 2011, certain holders of restricted shares converted these shares into LTIP Units. Similar to restricted shares, LTIP Units generally vest three years from the award date. In addition, LTIP Unit holders receive quarterly dividend payments on their LTIP Units at the same rate and on the same date as any other OP Unit holder. As a result, dividends paid on LTIP Units are included as a component of Noncontrolling Interests – Operating Partnership/Limited Partners' capital and have not been considered in reducing net income available to Common Shares/Units in a manner similar to the Company’s preferred share/preference unit dividends for the earnings per share/Unit calculation. If employment is terminated prior to vesting, the LTIP Units are generally canceled. An LTIP Unit will automatically convert to an OP Unit when the capital account of each LTIP Unit increases (“books-up”) to a specified target. If the capital target is not attained within ten years following the date of issuance, the LTIP Unit will automatically be canceled and no compensation will be payable to the holder of such canceled LTIP Unit.
All Trustees, with the exception of the Company's non-executive Chairman and employee Trustees, are granted options and restricted shares that vest one-year from the grant date that corresponds to the term for which he or she has been elected to serve. The non-executive Chairman's grants vest over the same term or period as all other employees.
The Company's Share Incentive Plans provide for certain benefits upon retirement. For employees hired prior to January 1, 2009, retirement generally means the termination of employment (other than for cause): (i) on or after age 62; or (ii) prior to age 62 after meeting the requirements of the Rule of 70 (described below). For employees hired after January 1, 2009, retirement generally means the termination of employment (other than for cause) after meeting the requirements of the Rule of 70. For Trustees, retirement generally means termination of service on the Board (other than for cause) on or after age 72.
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
Under the Company's definitions of retirement, several of its executive officers, including its Chief Executive Officer, are retirement eligible. The Company's non-executive Chairman is retirement eligible in 2013.
For employees hired prior to January 1, 2009 who retire at or after age 62 or for Trustees who retire at or after age 72, such employee’s or Trustee's unvested restricted shares, LTIP Units and share options would immediately vest, and share options would continue to be exercisable for the balance of the applicable ten-year option period, as is provided under the Share Incentive Plans. For all other employees (those hired after January 1, 2009 and those hired before such date who choose to retire prior to age 62), upon such retirement under the Rule of 70 definition of retirement of employees, such employee’s unvested restricted shares, LTIP Units and share options would continue to vest per the original vesting schedule (subject to immediate vesting upon the occurrence of a subsequent change in control of the Company or the employee’s death), and options would continue to be exercisable for the balance of the applicable ten-year option period, subject to the employee’s compliance with the non-competition and employee non-solicitation provisions. If an employee violates these provisions after such retirement, all unvested restricted shares, unvested LTIP Units and unvested and vested share options at the time of the violation would be void, unless otherwise determined by the Compensation Committee of the Board of Trustees.
The following tables summarize compensation information regarding the performance shares, restricted shares, LTIP Units, share options and Employee Share Purchase Plan (“ESPP”) for the three years ended December 31, 2011, 2010 and 2009

(amounts in thousands):

	Year Ended December 31, 2011
	Compensation Expense	Compensation Capitalized	Compensation Equity	Dividends Incurred
Restricted shares	$8,041	$1,061	$9,102	$1,121
LTIP Units	3,344	297	3,641	199
Share options	8,711	834	9,545	—
ESPP discount	1,081	113	1,194	—
Total	$21,177	$2,305	$23,482	$1,320

	Year Ended December 31, 2010
	Compensation Expense	Compensation Capitalized	Compensation Equity	Dividends Incurred
Restricted shares	$8,603	$1,178	$9,781	$1,334
LTIP Units	2,334	190	2,524	138
Share options	6,707	714	7,421	—
ESPP discount	1,231	59	1,290	—
Total	$18,875	$2,141	$21,016	$1,472

	Year Ended December 31, 2009
	Compensation Expense	Compensation Capitalized	Compensation Equity	Dividends Incurred
Performance shares	$103	$76	$179	$—
Restricted shares	10,065	1,067	11,132	1,627
LTIP Units	1,036	158	1,194	254
Share options	5,458	538	5,996	—
ESPP discount	1,181	122	1,303	—
Total	$17,843	$1,961	$19,804	$1,881
Compensation expense is generally recognized for Awards as follows:

•	Restricted shares, LTIP Units and share options – Straight-line method over the vesting period of the options or shares regardless of cliff or ratable vesting distinctions.

•	Performance shares – Accelerated method with each vesting tranche valued as a separate award, with a separate vesting date, consistent with the estimated value of the award at each period end.

•	ESPP discount – Immediately upon the purchase of common shares each quarter.
The Company accelerates the recognition of compensation expense for all Awards for those individuals approaching or meeting the retirement age criteria discussed above. The total compensation expense related to Awards not yet vested at December 31, 2011 is $22.8 million, which is expected to be recognized over a weighted average term of 1.67 years.
See Note 2 for additional information regarding the Company’s share-based compensation.
The table below summarizes the Award activity of the Share Incentive Plans for the three years ended December 31, 2011, 2010 and 2009:

	Common Shares Subject to Options	Weighted Average Exercise Price per Option	Restricted Shares	Weighted Average Fair Value per Restricted Share	LTIP Units	Weighted Average Fair Value per LTIP Unit
Balance at December 31, 2008	9,473,259	$33.94	996,011	$44.16	—	—
Awards granted (1)	2,541,005	$23.08	362,997	$22.62	155,189	$21.11
Awards exercised/vested (2) (3)	(422,713)	$21.62	(340,362)	$42.67	—	—
Awards forfeited	(146,151)	$30.07	(64,280)	$35.28	(573)	$21.11
Awards expired	(95,650)	$32.21	—	—	—	—
Balance at December 31, 2009	11,349,750	$32.03	954,366	$37.10	154,616	$21.11
Awards granted (1)	1,436,115	$33.59	270,805	$34.85	94,096	$32.97
Awards exercised/vested (2) (3)	(2,506,645)	$28.68	(278,183)	$52.25	—	—
Awards forfeited	(76,275)	$29.43	(35,038)	$30.84	(1,204)	$21.11
Awards expired	(96,457)	$42.69	—	—	—	—
Balance at December 31, 2010	10,106,488	$33.00	911,950	$32.05	247,508	$25.62
Awards granted (1)	1,491,311	$53.70	170,588	$53.99	223,452	$46.64
Awards exercised/vested (2) (3) (4)	(2,945,950)	$32.27	(258,068)	$38.32	(101,988)	$38.57
Awards forfeited	(41,559)	$35.14	(126,960)	$37.19	(1,352)	$27.79
Awards expired	(16,270)	$44.13	—	—	—	—
Balance at December 31, 2011	8,594,020	$36.81	697,510	$34.17	367,620	$34.80

(1)	The weighted average grant date fair value for Options granted during the years ended December 31, 2011, 2010 and 2009 was $8.18 per share, $6.18 per share and $3.38 per share, respectively.

(2)
The aggregate intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $74.8 million , $39.6 million  and $2.8 million , respectively. These values were calculated as the difference between the strike price of the underlying awards and the per share price at which each respective award was exercised.

(3)	The fair value of restricted shares vested during the years ended December 31, 2011, 2010 and 2009 was $14.0 million , $9.1 million and $8.0 million million, respectively.

(4)	The fair value of LTIP Units vested during the year ended December 31, 2011 was $5.5 million.
The following table summarizes information regarding options outstanding and exercisable at December 31, 2011:

	Options Outstanding (1)			Options Exercisable (2)
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$18.70 to $24.93	2,101,071	5.79	$23.17	1,335,909	$23.23
$24.94 to $31.16	755,411	1.19	$28.34	755,411	$28.34
$31.17 to $37.39	1,896,070	6.27	$32.53	1,019,788	$32.16
$37.40 to $43.62	1,617,066	5.14	$40.56	1,617,066	$40.56
$43.63 to $49.86	61,397	8.52	$48.40	4,202	$45.25
$49.87 to $56.09	2,119,010	7.93	$53.52	683,174	$53.50
$56.10 to $62.32	43,995	9.47	$59.23	—	—
$18.70 to $62.32	8,594,020	5.94	$36.81	5,415,550	$34.64
Vested and expected to vest as of December 31, 2011	8,507,188	5.91	$36.68

(1)	The aggregate intrinsic value of options outstanding that are vested and expected to vest as of December 31, 2011 is $173.2 million.

(2)	The aggregate intrinsic value and weighted average remaining contractual life in years of options exercisable as of December 31, 2011 is $121.3 million and 4.5 years, respectively.
Note: The aggregate intrinsic values in Notes (1) and (2) above were both calculated as the excess, if any, between the Company’s closing share price of $57.03 per share on December 31, 2011 and the strike price of the underlying awards.

As of December 31, 2010 and 2009, 6,786,651 Options (with a weighted average exercise price of $34.89) and 7,974,815 Options (with a weighted average exercise price of $33.55) were exercisable, respectively.

13.	Employee Plans
The Company established an Employee Share Purchase Plan to provide each employee and trustee the ability to annually acquire up to $100,000 of Common Shares of EQR. In 2003, EQR's shareholders approved an increase in the aggregate number of Common Shares available under the ESPP to 7,000,000 (from 2,000,000). The Company has 3,290,863 Common Shares available for purchase under the ESPP at December 31, 2011. The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter. The following table summarizes information regarding the Common Shares issued under the ESPP (the net proceeds noted below were contributed to ERPOP in exchange for OP Units):

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands except share and per share amounts)
Shares issued	113,107	157,363	324,394
Issuance price ranges	$44.04 – $51.19	$28.26 – $41.16	$14.21 – $24.84
Issuance proceeds	$5,262	$5,112	$5,292

The Company established a defined contribution plan (the “401(k) Plan”) to provide retirement benefits for employees that meet minimum employment criteria. The Company matches dollar for dollar up to the first 3% of eligible compensation that a participant contributes to the 401(k) Plan. Participants are vested in the Company’s contributions over five years. The Company recognized an expense in the amount of $3.7 million, $4.0 million and $3.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.
The Company established a supplemental executive retirement plan (the “SERP”) to provide certain officers and trustees an opportunity to defer a portion of their eligible compensation in order to save for retirement. The SERP is restricted to investments in Common Shares, certain marketable securities that have been specifically approved and cash equivalents. The deferred compensation liability represented in the SERP and the securities issued to fund such deferred compensation liability are consolidated by the Company and carried on the Company’s balance sheet, and the Company’s Common Shares held in the SERP are accounted for as a reduction to paid in capital (included in general partner's capital in the Operating Partnership's financial statements).

14.	Distribution Reinvestment and Share Purchase Plan
On December 16, 2008, the Company filed with the SEC a Form S-3 Registration Statement to register 5,000,000 Common Shares pursuant to a Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan"). The registration statement was automatically declared effective the same day and was to expire at the earlier of the date on which all 5,000,000 shares had been issued or December 16, 2011. On November 18, 2011, the Company filed with the SEC a Form S-3 Registration Statement to register 4,850,000 Common Shares under the DRIP Plan, which included the remaining shares available for issuance under the 2008 registration, which terminated as of such date. The registration statement was automatically declared effective the same day and expires at the earlier of the date on which all 4,850,000 shares have been issued or November 18, 2014. The Company has 4,849,796 Common Shares available for issuance under the DRIP Plan at December 31, 2011.
The DRIP Plan provides holders of record and beneficial owners of Common Shares and Preferred Shares with a simple and convenient method of investing cash distributions in additional Common Shares (which is referred to herein as the “Dividend Reinvestment – DRIP Plan”). Common Shares may also be purchased on a monthly basis with optional cash payments made by participants in the DRIP Plan and interested new investors, not currently shareholders of EQR, at the market price of the Common Shares less a discount ranging between 0% and 5%, as determined in accordance with the DRIP Plan (which is referred to herein as the “Share Purchase – DRIP Plan”). Common Shares purchased under the DRIP Plan may, at the option of EQR, be directly issued by EQR or purchased by EQR's transfer agent in the open market using participants’ funds. The net proceeds from any Common Share issuances are contributed to ERPOP in exchange for OP Units.

15.	Transactions with Related Parties
Pursuant to the terms of the partnership agreement for the Operating Partnership, ERPOP is required to reimburse EQR for all expenses incurred by EQR in excess of income earned by EQR through its indirect 1% ownership of various entities. Amounts paid on behalf of EQR are reflected in the consolidated statements of operations as general and administrative expenses.
The Company leases its corporate headquarters from an entity controlled by EQR’s Chairman of the Board of Trustees. The lease terminates on January 31, 2022. Amounts incurred for such office space for the years ended December 31, 2011, 2010 and 2009, respectively, were approximately $2.2 million, $2.7 million and $3.0 million. The Company believes these amounts equal market rates for such rental space.

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

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys' fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company's defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at December 31, 2011. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

The Company had established a reserve and recorded a corresponding reduction to its net gain on sales of discontinued operations related to potential liabilities associated with its condominium conversion activities. The reserve covered potential product liability related to each conversion. The Company periodically assessed the adequacy of the reserve and made adjustments as necessary. During the year ended December 31, 2011, the Company recorded additional reserves of approximately $0.1 million, paid approximately $2.3 million in settlements and legal fees and released approximately $1.1 million of remaining reserves. No amounts remain accrued at December 31, 2011 as the Company does not believe it has material exposure remaining for its past condominium conversion activities.

As of December 31, 2011, the Company has six consolidated projects totaling 1,535 apartment units in various stages of development with commitments to fund of approximately $351.2 million and estimated completion dates ranging through March 31, 2014, as well as other completed development projects that are in various stages of lease up or are stabilized. The consolidated projects under development are being developed solely by the Company, while certain completed development projects were either developed solely by the Company or co-developed with various third party development partners. The development venture agreements with partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The partner is most often the “general” or “managing” partner of the development venture. The typical buy-sell arrangements contain appraisal rights and provisions that provide the right, but not the obligation, for the Company to acquire the partner's interest in the project at fair market value upon the expiration of a negotiated time period (typically two to five years after substantial completion of the project).

As of December 31, 2011, the Company has two unconsolidated projects totaling 945 apartment units under development with commitments to fund of approximately $5.4 million and estimated completion dates ranging through September 30, 2013. While the Company is the managing member of both of the joint ventures, is responsible for constructing both projects and has given certain construction cost overrun guarantees, all major decisions are made jointly, the large majority of funding is provided by the partner and the partner has significant involvement in and oversight of the ongoing projects. The buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner's interests or sell its interests at any time following the occurrence of certain pre-defined events (including at stabilization) described in the development venture agreements.

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above and taxes and fees of $0.4 million and $0.3 million, respectively. Restricted deposits were made to the venture of $26.0 million and $17.5 million, respectively, to collateralize construction guarantees. As of December 31, 2011, Toll Brothers' noncontrolling interest balance totaled $75.8 million.
During the years ended December 31, 2011, 2010 and 2009, total operating lease payments expensed for office space, including a portion of real estate taxes, insurance, repairs and utilities, and including rent due under three ground leases, aggregated $7.1 million, $7.6 million and $8.4 million, respectively.
The Company has entered into a retirement benefits agreement with its Chairman of the Board of Trustees and deferred compensation agreements with its Vice Chairman and two former chief executive officers. During the years ended December 31, 2011, 2010 and 2009, the Company recognized compensation expense of $1.0 million, $0.9 million and $1.2 million, respectively, related to these agreements.
The following table summarizes the Company’s contractual obligations for minimum rent payments under operating leases and deferred compensation for the next five years and thereafter as of December 31, 2011:

Payments Due by Year (in thousands)
	2012	2013	2014	2015	2016	Thereafter	Total
Operating Leases:
Minimum Rent Payments (a)	$6,445	$7,159	$8,550	$9,241	$9,196	$699,959	$740,550
Other Long-Term Liabilities:
Deferred Compensation (b)	1,767	1,480	1,672	1,671	1,671	7,472	15,733

(a)	Minimum basic rent due for various office space the Company leases and fixed base rent due on ground leases for five properties/parcels.

(b)	Estimated payments to EQR's Chairman, Vice Chairman and two former CEO’s based on actual and planned retirement dates.

17.	Reportable Segments
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
All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the three years ended December 31, 2011, 2010 or 2009.
The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations). The Company believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Company’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the years ended December 31, 2011, 2010 and 2009, respectively, as well as total assets for the years ended December 31, 2011 and 2010, respectively (amounts in thousands):

	Year Ended December 31, 2011
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$584,405	$344,615	$356,936	$426,472	$—	$1,712,428
Non-same store/other (2) (3)	157,907	42,633	16,487	45,489	5,493	268,009
Total rental income	742,312	387,248	373,423	471,961	5,493	1,980,437
Operating expenses:
Same store (1)	211,494	120,920	140,145	145,153	—	617,712
Non-same store/other (2) (3)	56,591	16,021	5,974	17,619	7,366	103,571
Total operating expenses	268,085	136,941	146,119	162,772	7,366	721,283
NOI:
Same store (1)	372,911	223,695	216,791	281,319	—	1,094,716
Non-same store/other (2) (3)	101,316	26,612	10,513	27,870	(1,873)	164,438
Total NOI	$474,227	$250,307	$227,304	$309,189	$(1,873)	$1,259,154

Total assets	$6,539,328	$2,885,791	$2,506,330	$3,385,517	$1,342,337	$16,659,303

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2010, less properties subsequently sold, which represented 101,312 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2010, plus any properties in lease-up and not stabilized as of January 1, 2010.

(3)	Other includes development, condominium conversion overhead of $0.4 million and other corporate operations.

	Year Ended December 31, 2010
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$553,561	$322,427	$342,080	$412,414	$—	$1,630,482
Non-same store/other (2) (3)	95,493	18,825	9,009	13,587	(3,604)	133,310
Total rental income	649,054	341,252	351,089	426,001	(3,604)	1,763,792
Operating expenses:
Same store (1)	207,131	119,797	139,550	147,732	—	614,210
Non-same store/other (2) (3)	48,119	8,300	3,729	7,198	12,230	79,576
Total operating expenses	255,250	128,097	143,279	154,930	12,230	693,786
NOI:
Same store (1)	346,430	202,630	202,530	264,682	—	1,016,272
Non-same store/other (2) (3)	47,374	10,525	5,280	6,389	(15,834)	53,734
Total NOI	$393,804	$213,155	$207,810	$271,071	$(15,834)	$1,070,006

Total assets	$6,158,908	$2,630,850	$2,495,748	$3,140,153	$1,758,535	$16,184,194

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2010, less properties subsequently sold, which represented 101,312 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2010, plus any properties in lease-up and not stabilized as of January 1, 2010.

(3)	Other includes development, condominium conversion overhead of $0.6 million and other corporate operations.

	Year Ended December 31, 2009
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$566,518	$357,502	$383,239	$423,076	$—	$1,730,335
Non-same store/other (2) (3)	23,195	2,010	4,268	16,985	69,364	115,822
Properties sold in 2011 (4)	—	—	—	—	(216,279)	(216,279)
Total rental income	589,713	359,512	387,507	440,061	(146,915)	1,629,878
Operating expenses:
Same store (1)	211,352	129,696	158,977	148,483	—	648,508
Non-same store/other (2) (3)	12,798	1,851	1,727	9,418	68,692	94,486
Properties sold in 2011 (4)	—	—	—	—	(111,589)	(111,589)
Total operating expenses	224,150	131,547	160,704	157,901	(42,897)	631,405
NOI:
Same store (1)	355,166	227,806	224,262	274,593	—	1,081,827
Non-same store/other (2) (3)	10,397	159	2,541	7,567	672	21,336
Properties sold in 2011 (4)	—	—	—	—	(104,690)	(104,690)
Total NOI	$365,563	$227,965	$226,803	$282,160	$(104,018)	$998,473

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2009, less properties subsequently sold, which represented 112,042 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2009, plus any properties in lease-up and not stabilized as of January 1, 2009.

(3)	Other includes development, condominium conversion overhead of $1.4 million and other corporate operations.

(4)	Reflects discontinued operations for properties sold during 2011.
Note: Markets included in the above geographic segments are as follows:
(a) Northeast – New England (excluding Boston), Boston, New York Metro, DC Northern Virginia and Suburban Maryland.
(b) Northwest – Denver, Portland, San Francisco Bay Area and Seattle/Tacoma.
(c) Southeast – Atlanta, Jacksonville, Orlando and South Florida.
(d) Southwest – Inland Empire, Los Angeles, Orange County, Phoenix and San Diego.

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the years ended December 31, 2011, 2010 and 2009, respectively (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Rental income	$1,980,437	$1,763,792	$1,629,878
Property and maintenance expense	(416,723)	(402,078)	(369,731)
Real estate taxes and insurance expense	(222,427)	(211,621)	(190,374)
Property management expense	(82,133)	(80,087)	(71,300)
Total operating expenses	(721,283)	(693,786)	(631,405)
Net operating income	$1,259,154	$1,070,006	$998,473

18.	Subsequent Events/Other
Subsequent Events
Subsequent to December 31, 2011, the Company:

•	Acquired two land parcels for $12.2 million;

•	Sold one property consisting of 704 apartment units for $94.8 million;

•	Repaid $31.5 million in mortgage loans;

•	Issued 2.1 million Common Shares at an average price of $59.47 per share for total consideration of $123.6 million under the ATM program, leaving 7.1 million shares available for issuance;

•	Terminated its $1.0 billion bridge loan facility in connection with the amendment to the revolving credit facility and the execution of the term loan facility discussed below;

•
Amended its $1.25 billion unsecured revolving credit facility to increase available borrowings by $500.0 million to $1.75 billion with all other terms, including the July 13, 2014 maturity date, remaining the same; and

•
Entered into a new senior unsecured $500.0 million delayed draw term loan facility which is currently undrawn and may be drawn anytime on or before July 4, 2012. If the Company elects to draw on this facility, the full amount of the principal will be funded in a single borrowing and the maturity date will be January 4, 2013, subject to two one-year extension options exercisable by the Company. The interest rate on advances under the new term loan facility will generally be LIBOR plus a spread (currently 1.25%), which is dependent on the credit rating of the Company's long term debt.

Other
During the years ended December 31, 2011, 2010 and 2009, the Company incurred charges of $9.5 million, $6.6 million and $1.7 million, respectively, related to property acquisition costs, such as survey, title and legal fees, on the acquisition of operating properties and $5.1 million, $5.3 million and $4.8 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions. These costs, totaling $14.6 million, $11.9 million and $6.5 million, respectively, are included in other expenses in the accompanying consolidated statements of operations.

During the year ended December 31, 2011, the Company received $4.5 million for the termination of its royalty participation in LRO/Rainmaker, a revenue management system, which is included in interest and other income in the accompanying consolidated statements of operations. During the year ended December 31, 2010, an arbitration panel awarded commissions, interest and costs in the amount of $1.7 million to the listing and marketing agent related to 38 potential condo sales at one of the Company’s properties. In addition, during 2011, 2010 and 2009, the Company received $0.8 million, $5.2 million and $0.2 million, respectively, for the settlement of litigation/insurance claims, which are included in interest and other income in the accompanying consolidated statements of operations.

During the year ended December 31, 2011, the Company disposed of its corporate housing business for a sales price of approximately $4.0 million, of which the Company provided $2.0 million of seller financing to the buyer. At the time of sale, the full amount of the seller financing was reserved against and the related gain was deferred. The Company subsequently collected $0.2 million on this note receivable and has recognized a cumulative net gain on the sale of approximately $1.2 million.

On December 2, 2011, the Company entered into a contract with affiliates of Bank of America and Barclays PLC to acquire, for $1.325 billion, half of their interests - an approximately 26.5% interest overall - in Archstone, a privately-held owner, operator and developer of multifamily apartment properties. On January 20, 2012, Lehman Brothers, the other owner of Archstone, acquired this 26.5% interest pursuant to a right of first offer and as a result, the Company's contract with the sellers was terminated. The Company now has the exclusive right, exercisable on or before April 19, 2012, to contract to purchase the remaining 26.5% interest in Archstone owned by the same sellers for a price, determined by the Company, equal to $1.485 billion or higher. Any purchase of the remaining interest by the Company would also be subject to Lehman's right of first offer, and if Lehman were to exercise such right, the Company would be entitled to a break-up fee of $80.0 million, subject to repayment in certain limited circumstances. In 2011, the Company incurred Archstone-related expenses of approximately $4.4 million. Approximately $2.6 million of this total was financing-related and $1.8 million was pursuit costs.

During the year ended December 31, 2010, the Company recorded a $45.4 million non-cash asset impairment charge on two parcels of land held for development as a result of changes in the Company’s future plans for those parcels. The Company now intends to sell one parcel in the near term and contemplated a joint venture structure for the other, necessitating this impairment charge. During the year ended December 31, 2009, the Company recorded an $11.1 million non-cash asset impairment charge on a parcel of land held for development. These charges were the result of an analysis of each parcel’s estimated fair value (determined using internally developed models that were based on market assumptions and comparable sales data) compared to its current capitalized carrying value. The market assumptions used as inputs to the Company’s fair value model include construction costs, leasing assumptions, growth rates, discount rates, terminal capitalization rates and development yields, along with the Company’s current plans for each individual asset. The Company uses data on its existing portfolio of properties and its recent acquisition and development properties, as well as similar market data from third party sources, when available, in determining these inputs.

In 2010, a portion of the parking garage collapsed at one of the Company’s rental properties (Prospect Towers in Hackensack, New Jersey). The Company estimates that the costs related to such collapse (both expensed and capitalized), including providing for residents’ interim needs, lost revenue and garage reconstruction, will be approximately $23.0 million, before insurance reimbursements of $12.0 million. The garage has been rebuilt with costs capitalized as incurred. Other costs, like those to accommodate displaced residents, lost revenue due to a portion of the property being temporarily unavailable for occupancy and legal costs, reduce earnings as they are incurred. Generally, insurance proceeds are recorded as increases to earnings as they are received. During the year ended December 31, 2011, the Company received approximately $6.1 million in insurance proceeds which offset expenses of $1.7 million that were recorded relating to this loss and are included in real estate taxes and insurance on the consolidated statements of operations. During the year ended December 31, 2010, the Company received approximately $4.0 million in insurance proceeds which fully offset the impairment charge recognized to write-off the net book value of the collapsed garage and partially offset expenses of $5.5 million that were recorded relating to this loss and are included in real estate taxes and insurance on the consolidated statements of operations.

19.	Quarterly Financial Data (Unaudited)

Equity Residential
The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. All amounts have also been restated in accordance with the guidance on discontinued operations and reflect dispositions and/or properties held for sale through December 31, 2011. Amounts are in thousands, except for per share amounts.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011	3/31	6/30	9/30	12/31
Total revenues (1)	$471,230	$489,353	$509,623	$519,257
Operating income (1)	117,910	143,295	149,979	162,148
(Loss) income from continuing operations (1)	(7,569)	18,185	34,416	38,966
Discontinued operations, net (1)	140,635	563,568	78,561	68,435
Net income *	133,066	581,753	112,977	107,401
Net income available to Common Shares	123,865	552,457	104,382	99,016
Earnings per share – basic:
Net income available to Common Shares	$0.42	$1.88	$0.35	$0.33
Weighted average Common Shares outstanding	292,895	294,663	295,831	295,990
Earnings per share – diluted:
Net income available to Common Shares	$0.42	$1.85	$0.35	$0.33
Weighted average Common Shares outstanding	292,895	312,199	312,844	312,731

(1)
The amounts presented for the first three quarters of 2011 are not equal to the same amounts previously reported in the respective Form 10-Q’s filed with the SEC for each period as a result of changes in discontinued operations due to additional property sales which occurred throughout 2011. Below is a reconciliation to the amounts previously reported:

	First Quarter	Second Quarter	Third Quarter
2011	3/31	6/30	9/30
Total revenues previously reported in Form 10-Q	$520,623	$498,059	$511,958
Total revenues subsequently reclassified to discontinued operations	(49,393)	(8,706)	(2,335)
Total revenues disclosed in Form 10-K	$471,230	$489,353	$509,623

Operating income previously reported in Form 10-Q	$133,510	$146,495	$151,076
Operating income subsequently reclassified to discontinued operations	(15,600)	(3,200)	(1,097)
Operating income disclosed in Form 10-K	$117,910	$143,295	$149,979

Income from continuing operations previously reported in Form 10-Q	$7,727	$21,195	$35,491
Income from continuing operations subsequently reclassified to discontinued operations	(15,296)	(3,010)	(1,075)
(Loss) income from continuing operations disclosed in Form 10-K	$(7,569)	$18,185	$34,416

Discontinued operations, net previously reported in Form 10-Q	$125,339	$560,558	$77,486
Discontinued operations, net from properties sold subsequent to the respective reporting period	15,296	3,010	1,075
Discontinued operations, net disclosed in Form 10-K	$140,635	$563,568	$78,561

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010	3/31	6/30	9/30	12/31
Total revenues (2)	$421,517	$439,258	$451,745	$460,748
Operating income (2)	97,540	97,590	104,444	76,503
(Loss) from continuing operations (2)	(21,315)	(12,607)	(1,088)	(48,416)
Discontinued operations, net (2)	79,171	22,696	30,914	246,628
Net income *	57,856	10,089	29,826	198,212
Net income available to Common Shares	51,863	6,343	25,166	185,870
Earnings per share – basic:
Net income available to Common Shares	$0.18	$0.02	$0.09	$0.65
Weighted average Common Shares outstanding	280,645	282,217	282,717	285,916
Earnings per share – diluted:
Net income available to Common Shares	$0.18	$0.02	$0.09	$0.65
Weighted average Common Shares outstanding	280,645	282,217	282,717	285,916

(2)
The amounts presented for the four quarters of 2010 are not equal to the same amounts previously reported in the Form 8-K filed with the SEC on November 10, 2011 for each period primarily as a result of changes in discontinued operations due to additional property sales which occurred throughout 2011. Below is a reconciliation to the amounts previously reported:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010	3/31	6/30	9/30	12/31
Total revenues previously reported in November 2011 Form 8-K	$423,596	$441,417	$453,960	$462,960
Total revenues subsequently reclassified to discontinued operations	(2,079)	(2,159)	(2,215)	(2,212)
Total revenues disclosed in Form 10-K	$421,517	$439,258	$451,745	$460,748

Operating income previously reported in November 2011 Form 8-K	$98,210	$98,413	$105,264	$77,444
Operating income subsequently reclassified to discontinued operations	(670)	(823)	(820)	(941)
Operating income disclosed in Form 10-K	$97,540	$97,590	$104,444	$76,503

(Loss) from continuing operations previously reported in November 2011 Form 8-K	$(20,676)	$(11,697)	$(295)	$(47,511)
Income from continuing operations subsequently reclassified to discontinued operations	(639)	(910)	(793)	(905)
(Loss) from continuing operations disclosed in Form 10-K	$(21,315)	$(12,607)	$(1,088)	$(48,416)

Discontinued operations, net previously reported in November 2011 Form 8-K	$78,532	$21,786	$30,121	$245,723
Discontinued operations, net from properties sold subsequent to the respective reporting period	639	910	793	905
Discontinued operations, net disclosed in Form 10-K	$79,171	$22,696	$30,914	$246,628
* The Company did not have any extraordinary items or cumulative effect of change in accounting principle during the years ended December 31, 2011 and 2010. Therefore, income before extraordinary items and cumulative effect of change in accounting principle is not shown as it was equal to the net income amounts disclosed above.

ERP Operating Limited Partnership

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. All amounts have also been restated in accordance with the guidance on discontinued operations and reflect dispositions and/or properties held for sale through December 31, 2011. Amounts are in thousands, except for per Unit amounts.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011	3/31	6/30	9/30	12/31
Total revenues (1)	$471,230	$489,353	$509,623	$519,257
Operating income (1)	117,910	143,295	149,979	162,148
(Loss) income from continuing operations (1)	(7,569)	18,185	34,416	38,966
Discontinued operations, net (1)	140,635	563,568	78,561	68,435
Net income *	133,066	581,753	112,977	107,401
Net income available to Units	129,640	578,215	109,124	103,521
Earnings per Unit – basic:
Net income available to Units	$0.42	$1.88	$0.35	$0.33
Weighted average Units outstanding	306,248	307,954	308,884	309,120
Earnings per Unit – diluted:
Net income available to Units	$0.42	$1.85	$0.35	$0.33
Weighted average Units outstanding	306,248	312,199	312,844	312,731

(1)
The amounts presented for the first three quarters of 2011 are not equal to the same amounts previously reported in the respective Form 10-Q’s filed with the SEC for each period as a result of changes in discontinued operations due to additional property sales which occurred throughout 2011. Below is a reconciliation to the amounts previously reported:

	First Quarter	Second Quarter	Third Quarter
2011	3/31	6/30	9/30
Total revenues previously reported in Form 10-Q	$520,623	$498,059	$511,958
Total revenues subsequently reclassified to discontinued operations	(49,393)	(8,706)	(2,335)
Total revenues disclosed in Form 10-K	$471,230	$489,353	$509,623

Operating income previously reported in Form 10-Q	$133,510	$146,495	$151,076
Operating income subsequently reclassified to discontinued operations	(15,600)	(3,200)	(1,097)
Operating income disclosed in Form 10-K	$117,910	$143,295	$149,979

Income from continuing operations previously reported in Form 10-Q	$7,727	$21,195	$35,491
Income from continuing operations subsequently reclassified to discontinued operations	(15,296)	(3,010)	(1,075)
(Loss) income from continuing operations disclosed in Form 10-K	$(7,569)	$18,185	$34,416

Discontinued operations, net previously reported in Form 10-Q	$125,339	$560,558	$77,486
Discontinued operations, net from properties sold subsequent to the respective reporting period	15,296	3,010	1,075
Discontinued operations, net disclosed in Form 10-K	$140,635	$563,568	$78,561

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010	3/31	6/30	9/30	12/31
Total revenues (2)	$421,517	$439,258	$451,745	$460,748
Operating income (2)	97,540	97,590	104,444	76,503
(Loss) from continuing operations (2)	(21,315)	(12,607)	(1,088)	(48,416)
Discontinued operations, net (2)	79,171	22,696	30,914	246,628
Net income *	57,856	10,089	29,826	198,212
Net income available to Units	54,486	6,656	26,397	194,802
Earnings per Unit – basic:
Net income available to Units	$0.18	$0.02	$0.09	$0.65
Weighted average Units outstanding	294,450	295,898	296,348	299,363
Earnings per Unit – diluted:
Net income available to Units	$0.18	$0.02	$0.09	$0.65
Weighted average Units outstanding	294,450	295,898	296,348	299,363

(2)
The amounts presented for the four quarters of 2010 are not equal to the same amounts previously reported in the Form 10-K filed with the SEC on February 24, 2011 for each period primarily as a result of changes in discontinued operations due to additional property sales which occurred throughout 2011. Below is a reconciliation to the amounts previously reported:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010	3/31	6/30	9/30	12/31
Total revenues previously reported in 2010 Form 10-K	$472,082	$494,541	$511,772	$517,124
Total revenues subsequently reclassified to discontinued operations	(50,565)	(55,283)	(60,027)	(56,376)
Total revenues disclosed in Form 10-K	$421,517	$439,258	$451,745	$460,748

Operating income previously reported in 2010 Form 10-K	$112,382	$115,247	$121,047	$93,325
Operating income subsequently reclassified to discontinued operations	(14,842)	(17,657)	(16,603)	(16,822)
Operating income disclosed in Form 10-K	$97,540	$97,590	$104,444	$76,503

(Loss) income from continuing operations previously reported in 2010 Form 10-K	$(7,267)	$4,714	$14,930	$(32,221)
Income from continuing operations subsequently reclassified to discontinued operations	(14,048)	(17,321)	(16,018)	(16,195)
(Loss) from continuing operations disclosed in Form 10-K	$(21,315)	$(12,607)	$(1,088)	$(48,416)

Discontinued operations, net previously reported in 2010 Form 10-K	$65,123	$5,375	$14,896	$230,433
Discontinued operations, net from properties sold subsequent to the respective reporting period	14,048	17,321	16,018	16,195
Discontinued operations, net disclosed in Form 10-K	$79,171	$22,696	$30,914	$246,628
* The Operating Partnership did not have any extraordinary items or cumulative effect of change in accounting principle during the years ended December 31, 2011 and 2010. Therefore, income before extraordinary items and cumulative effect of change in accounting principle is not shown as it was equal to the net income amounts disclosed above.

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
Overall Summary
December 31, 2011

	Properties (H)	Units (H)	Investment in Real Estate, Gross	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances
Wholly Owned Unencumbered	272	75,704	$13,504,684,414	$(2,901,009,678)	$10,603,674,736	$—
Wholly Owned Encumbered	132	37,453	6,178,806,326	(1,482,040,971)	4,696,765,355	2,547,898,280
Portfolio/Entity Encumbrances (1)	—	—	—	—	—	1,329,833,000
Wholly Owned Properties	404	113,157	19,683,490,740	(4,383,050,649)	15,300,440,091	3,877,731,280

Partially Owned Unencumbered	10	1,917	441,329,067	(73,969,422)	367,359,645	—
Partially Owned Encumbered	11	1,999	283,126,139	(82,562,799)	200,563,340	233,755,656
Partially Owned Properties	21	3,916	724,455,206	(156,532,221)	567,922,985	233,755,656

Total Unencumbered Properties	282	77,621	13,946,013,481	(2,974,979,100)	10,971,034,381	—
Total Encumbered Properties	143	39,452	6,461,932,465	(1,564,603,770)	4,897,328,695	4,111,486,936
Total Consolidated Investment in Real Estate	425	117,073	$20,407,945,946	$(4,539,582,870)	$15,868,363,076	$4,111,486,936

(1)	See attached Encumbrances Reconciliation.

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
Encumbrances Reconciliation
December 31, 2011

Portfolio/Entity Encumbrances	Number of Properties Encumbered by	See Properties With Note:	Amount
EQR-Bond Partnership	6	I	$13,695,000
EQR-Fanwell 2007 LP	7	J	223,138,000
EQR-Wellfan 2008 LP (R)	15	K	550,000,000
EQR-SOMBRA 2008 LP	19	L	543,000,000
Portfolio/Entity Encumbrances	47		1,329,833,000
Individual Property Encumbrances			2,781,653,936
Total Encumbrances per Financial Statements			$4,111,486,936

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation
(Amounts in thousands)
The changes in total real estate for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Balance, beginning of year	$19,702,371	$18,465,144	$18,690,239
Acquisitions and development	1,721,895	1,789,948	512,977
Improvements	151,476	141,199	125,965
Dispositions and other	(1,167,796)	(693,920)	(864,037)
Balance, end of year	$20,407,946	$19,702,371	$18,465,144

The changes in accumulated depreciation for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Balance, beginning of year	$4,337,357	$3,877,564	$3,561,300
Depreciation	663,616	673,403	600,375
Dispositions and other	(461,390)	(213,610)	(284,111)
Balance, end of year	$4,539,583	$4,337,357	$3,877,564

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2011

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/11
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/11 (B)	Encumbrances
Wholly Owned Unencumbered:
1210 Mass	Washington, D.C. (G)	2004	144	$9,213,512	$36,559,189	$316,157	$9,213,512	$36,875,346	$46,088,858	$(8,949,188)	$37,139,670	$—
1401 Joyce on Pentagon Row	Arlington, VA	2004	326	9,780,000	89,668,165	260,729	9,780,000	89,928,894	99,708,894	(11,567,038)	88,141,856	—
1500 Mass Ave	Washington, D.C. (G)	1951	556	54,638,298	40,361,702	1,435,233	54,638,298	41,796,935	96,435,233	(5,071,385)	91,363,848	—
1660 Peachtree	Atlanta, GA	1999	355	7,924,126	23,533,831	2,308,016	7,924,126	25,841,847	33,765,973	(8,233,880)	25,532,093	—
170 Amsterdam	New York, NY	(F)	—	—	3,347,795	—	—	3,347,795	3,347,795	—	3,347,795	—
175 Kent	Brooklyn, NY (G)	2011	113	22,037,831	53,962,169	4,899	22,037,831	53,967,068	76,004,899	—	76,004,899	—
200 N Lemon Street	Anaheim, CA	(F)	—	5,865,235	171,438	—	5,865,235	171,438	6,036,673	—	6,036,673	—
2201 Pershing Drive	Arlington, VA	(F)	—	11,321,198	19,605,311	—	11,321,198	19,605,311	30,926,509	—	30,926,509	—
2400 M St	Washington, D.C. (G)	2006	359	30,006,593	114,013,785	821,940	30,006,593	114,835,725	144,842,318	(25,913,002)	118,929,316	—
420 East 80th Street	New York, NY	1961	155	39,277,000	23,026,984	2,670,219	39,277,000	25,697,203	64,974,203	(7,346,380)	57,627,823	—
425 Mass	Washington, D.C. (G)	2009	559	28,150,000	138,600,000	2,306,882	28,150,000	140,906,882	169,056,882	(10,753,212)	158,303,670	—
51 University	Seattle, WA (G)	1918	—	3,640,000	8,110,000	782,855	3,640,000	8,892,855	12,532,855	(207,107)	12,325,748	—
600 Washington	New York, NY (G)	2004	135	32,852,000	43,140,551	241,280	32,852,000	43,381,831	76,233,831	(10,895,304)	65,338,527	—
70 Greene	Jersey City, NJ (G)	2010	480	28,170,659	237,020,220	298,646	28,170,659	237,318,866	265,489,525	(15,466,554)	250,022,971	—
71 Broadway	New York, NY (G)	1997	238	22,611,600	77,492,171	7,194,824	22,611,600	84,686,995	107,298,595	(21,051,383)	86,247,212	—
777 Sixth	New York, NY (G)	2002	294	65,352,706	65,747,294	760,339	65,352,706	66,507,633	131,860,339	(11,220,212)	120,640,127	—
88 Hillside	Daly City, CA (G)	2011	95	7,786,800	31,733,200	729,871	7,786,800	32,463,071	40,249,871	(343,824)	39,906,047	—
Abington Glen	Abington, MA	1968	90	553,105	3,697,396	2,394,444	553,105	6,091,840	6,644,945	(3,160,486)	3,484,459	—
Acacia Creek	Scottsdale, AZ	1988-1994	304	3,663,473	21,172,386	2,955,147	3,663,473	24,127,533	27,791,006	(12,113,624)	15,677,382	—
Arches, The	Sunnyvale, CA	1974	410	26,650,000	62,850,000	8,347	26,650,000	62,858,347	89,508,347	(745,859)	88,762,488	—
Arden Villas	Orlando, FL	1999	336	5,500,000	28,600,796	3,366,120	5,500,000	31,966,916	37,466,916	(9,505,727)	27,961,189	—
Arlington at Perimeter Center	Atlanta, GA	1980	204	2,448,000	8,095,484	199,927	2,448,000	8,295,411	10,743,411	(2,002,871)	8,740,540	—
Artisan on Second	Los Angeles, CA	2008	118	8,000,400	36,074,600	12,623	8,000,400	36,087,223	44,087,623	(1,370,912)	42,716,711	—
Ashton, The	Corona Hills, CA	1986	492	2,594,264	33,042,398	6,318,737	2,594,264	39,361,135	41,955,399	(20,407,980)	21,547,419	—
Auvers Village	Orlando, FL	1991	480	3,808,823	29,322,243	6,438,957	3,808,823	35,761,200	39,570,023	(17,562,711)	22,007,312	—
Avenue Royale	Jacksonville, FL	2001	200	5,000,000	17,785,388	1,015,551	5,000,000	18,800,939	23,800,939	(5,263,233)	18,537,706	—
Avon Place, LLC	Avon, CT	1973	163	1,788,943	12,440,003	1,826,600	1,788,943	14,266,603	16,055,546	(5,868,216)	10,187,330	—
Ball Park Lofts	Denver, CO (G)	2003	346	5,481,556	51,658,741	3,147,155	5,481,556	54,805,896	60,287,452	(15,027,289)	45,260,163	—
Barrington Place	Oviedo, FL	1998	233	6,990,000	15,740,825	2,656,061	6,990,000	18,396,886	25,386,886	(7,143,268)	18,243,618	—
Bay Hill	Long Beach, CA	2002	160	7,600,000	27,437,239	819,776	7,600,000	28,257,015	35,857,015	(8,027,118)	27,829,897	—
Bella Terra I	Mukilteo, WA (G)	2002	235	5,686,861	26,070,540	743,787	5,686,861	26,814,327	32,501,188	(8,186,839)	24,314,349	—
Bella Vista	Phoenix, AZ	1995	248	2,978,879	20,641,333	3,456,763	2,978,879	24,098,096	27,076,975	(12,710,839)	14,366,136	—
Bella Vista I, II, III Combined	Woodland Hills, CA	2003-2007	579	31,682,754	121,095,786	1,563,367	31,682,754	122,659,153	154,341,907	(28,332,758)	126,009,149	—
Belle Arts Condominium Homes, LLC	Bellevue, WA	2000	1	63,158	248,929	(5,320)	63,158	243,609	306,767	—	306,767	—
Berkeley Land	Berkeley, CA	(F)	—	13,908,910	2,227,866	—	13,908,910	2,227,866	16,136,776	—	16,136,776	—
Bermuda Cove	Jacksonville, FL	1989	350	1,503,000	19,561,896	4,743,553	1,503,000	24,305,449	25,808,449	(12,374,482)	13,433,967	—
Bishop Park	Winter Park, FL	1991	324	2,592,000	17,990,436	3,762,396	2,592,000	21,752,832	24,344,832	(11,171,320)	13,173,512	—
Bradford Apartments	Newington, CT	1964	64	401,091	2,681,210	627,352	401,091	3,308,562	3,709,653	(1,443,213)	2,266,440	—
Bradley Park	Puyallup, WA	1999	155	3,813,000	18,313,645	451,352	3,813,000	18,764,997	22,577,997	(5,726,555)	16,851,442	—
Briar Knoll Apts	Vernon, CT	1986	150	928,972	6,209,988	1,467,900	928,972	7,677,888	8,606,860	(3,355,569)	5,251,291	—
Bridford Lakes II	Greensboro, NC	(F)	—	1,100,564	792,508	—	1,100,564	792,508	1,893,072	—	1,893,072	—
Bridgewater at Wells Crossing	Orange Park, FL	1986	288	2,160,000	13,347,549	2,202,929	2,160,000	15,550,478	17,710,478	(7,204,309)	10,506,169	—
Brooklyner (fka 111 Lawrence)	Brooklyn, NY (G)	2010	490	40,099,922	221,413,464	84,680	40,099,922	221,498,144	261,598,066	(7,655,279)	253,942,787	—
Camellero	Scottsdale, AZ	1979	348	1,924,900	17,324,593	5,702,222	1,924,900	23,026,815	24,951,715	(14,664,481)	10,287,234	—
Carlyle Mill	Alexandria, VA	2002	317	10,000,000	51,367,913	3,734,381	10,000,000	55,102,294	65,102,294	(17,452,858)	47,649,436	—
Centennial Court	Seattle, WA (G)	2001	187	3,800,000	21,280,039	389,948	3,800,000	21,669,987	25,469,987	(5,773,241)	19,696,746	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2011

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/11
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/11 (B)	Encumbrances
CenterPointe	Beaverton, OR	1996	264	3,421,535	15,708,853	2,854,171	3,421,535	18,563,024	21,984,559	(7,802,200)	14,182,359	—
Centre Club	Ontario, CA	1994	312	5,616,000	23,485,891	2,737,952	5,616,000	26,223,843	31,839,843	(10,900,792)	20,939,051	—
Centre Club II	Ontario, CA	2002	100	1,820,000	9,528,898	591,236	1,820,000	10,120,134	11,940,134	(3,571,632)	8,368,502	—
Chandlers Bay	Kent, WA	1980	293	3,700,000	18,961,895	284,794	3,700,000	19,246,689	22,946,689	(3,172,283)	19,774,406	—
Chatelaine Park	Duluth, GA	1995	303	1,818,000	24,489,671	2,121,430	1,818,000	26,611,101	28,429,101	(12,460,470)	15,968,631	—
Chesapeake Glen Apts (fka Greentree I, II & III)	Glen Burnie, MD	1973	796	8,993,411	27,301,052	21,729,611	8,993,411	49,030,663	58,024,074	(25,384,518)	32,639,556	—
Chestnut Hills	Puyallup, WA	1991	157	756,300	6,806,635	1,478,004	756,300	8,284,639	9,040,939	(4,569,192)	4,471,747	—
Chickasaw Crossing	Orlando, FL	1986	292	2,044,000	12,366,832	2,026,320	2,044,000	14,393,152	16,437,152	(7,087,225)	9,349,927	—
Chinatown Gateway	Los Angeles, CA	(F)	—	14,791,831	20,219,520	—	14,791,831	20,219,520	35,011,351	—	35,011,351	—
City View (GA)	Atlanta, GA (G)	2003	202	6,440,800	19,993,460	1,317,239	6,440,800	21,310,699	27,751,499	(5,974,911)	21,776,588	—
Cleo, The	Los Angeles, CA	1989	92	6,615,467	14,829,335	3,705,284	6,615,467	18,534,619	25,150,086	(4,696,293)	20,453,793	—
Coconut Palm Club	Coconut Creek, GA	1992	300	3,001,700	17,678,928	3,011,144	3,001,700	20,690,072	23,691,772	(10,164,773)	13,526,999	—
Cortona at Dana Park	Mesa, AZ	1986	222	2,028,939	12,466,128	2,545,062	2,028,939	15,011,190	17,040,129	(7,883,606)	9,156,523	—
Cove at Boynton Beach I	Boynton Beach, FL	1996	252	12,600,000	31,469,651	3,289,248	12,600,000	34,758,899	47,358,899	(11,006,677)	36,352,222	—
Cove at Boynton Beach II	Boynton Beach, FL	1998	296	14,800,000	37,874,719	—	14,800,000	37,874,719	52,674,719	(11,305,764)	41,368,955	—
Crown Court	Scottsdale, AZ	1987	416	3,156,600	28,414,599	8,646,438	3,156,600	37,061,037	40,217,637	(19,125,520)	21,092,117	—
Crowntree Lakes	Orlando, FL	2008	352	12,009,630	44,407,977	236,864	12,009,630	44,644,841	56,654,471	(7,065,210)	49,589,261	—
Cypress Lake at Waterford	Orlando, FL	2001	316	7,000,000	27,654,816	1,621,151	7,000,000	29,275,967	36,275,967	(8,974,873)	27,301,094	—
Dartmouth Woods	Lakewood, CO	1990	201	1,609,800	10,832,754	2,098,370	1,609,800	12,931,124	14,540,924	(6,960,459)	7,580,465	—
Dean Estates	Taunton, MA	1984	58	498,080	3,329,560	644,755	498,080	3,974,315	4,472,395	(1,831,109)	2,641,286	—
Deerwood (Corona)	Corona, CA	1992	316	4,742,200	20,272,892	3,983,156	4,742,200	24,256,048	28,998,248	(12,694,215)	16,304,033	—
Defoor Village	Atlanta, GA	1997	156	2,966,400	10,570,210	2,022,481	2,966,400	12,592,691	15,559,091	(6,381,963)	9,177,128	—
Del Mar Ridge	San Diego, CA	1998	181	7,801,824	36,948,176	2,873,844	7,801,824	39,822,020	47,623,844	(4,887,595)	42,736,249	—
Eagle Canyon	Chino Hills, CA	1985	252	1,808,900	16,274,361	6,201,855	1,808,900	22,476,216	24,285,116	(11,710,765)	12,574,351	—
Edgemont at Bethesda Metro	Bethesda, MD	1989	122	13,092,552	43,907,448	14,551	13,092,552	43,921,999	57,014,551	(143,993)	56,870,558	—
Ellipse at Government Center	Fairfax, VA	1989	404	19,433,000	56,816,266	3,407,457	19,433,000	60,223,723	79,656,723	(10,767,112)	68,889,611	—
Emerson Place	Boston, MA (G)	1962	444	14,855,000	57,566,636	15,461,793	14,855,000	73,028,429	87,883,429	(39,453,309)	48,430,120	—
Enclave at Lake Underhill	Orlando, FL	1989	312	9,359,750	29,539,650	2,285,853	9,359,750	31,825,503	41,185,253	(9,090,279)	32,094,974	—
Enclave at Waterways	Deerfield Beach, FL	1998	300	15,000,000	33,194,576	1,068,582	15,000,000	34,263,158	49,263,158	(10,140,629)	39,122,529	—
Enclave at Winston Park	Coconut Creek, FL	1995	278	5,560,000	19,939,324	2,590,243	5,560,000	22,529,567	28,089,567	(8,422,705)	19,666,862	—
Enclave, The	Tempe, AZ	1994	204	1,500,192	19,281,399	1,446,011	1,500,192	20,727,410	22,227,602	(10,245,126)	11,982,476	—
Encore at Sherman Oaks, The	Sherman Oaks, CA	1988	174	8,700,000	25,450,000	(172)	8,700,000	25,449,828	34,149,828	(102,111)	34,047,717	—
Estates at Wellington Green	Wellington, FL	2003	400	20,000,000	64,790,850	1,940,468	20,000,000	66,731,318	86,731,318	(18,233,852)	68,497,466	—
Eye Street	Washington, D.C.	(F)	—	13,523,104	1,434,731	—	13,523,104	1,434,731	14,957,835	—	14,957,835	—
Four Winds	Fall River, MA	1987	168	1,370,843	9,163,804	2,055,216	1,370,843	11,219,020	12,589,863	(4,838,597)	7,751,266	—
Fox Hill Apartments	Enfield, CT	1974	168	1,129,018	7,547,256	1,542,032	1,129,018	9,089,288	10,218,306	(3,874,075)	6,344,231	—
Fox Run (WA)	Federal Way, WA	1988	144	626,637	5,765,018	1,799,744	626,637	7,564,762	8,191,399	(4,799,492)	3,391,907	—
Fox Run II (WA)	Federal Way, WA	1988	18	80,000	1,286,139	53,086	80,000	1,339,225	1,419,225	(435,137)	984,088	—
Gables Grand Plaza	Coral Gables, FL (G)	1998	195	—	44,601,000	4,864,473	—	49,465,473	49,465,473	(14,528,653)	34,936,820	—
Gallery, The	Hermosa Beach,CA	1971	168	18,144,000	46,567,941	1,800,776	18,144,000	48,368,717	66,512,717	(11,575,744)	54,936,973	—
Gatehouse at Pine Lake	Pembroke Pines, FL	1990	296	1,896,600	17,070,795	4,694,859	1,896,600	21,765,654	23,662,254	(11,286,379)	12,375,875	—
Gatehouse on the Green	Plantation, FL	1990	312	2,228,200	20,056,270	6,918,445	2,228,200	26,974,715	29,202,915	(13,806,093)	15,396,822	—
Gates of Redmond	Redmond, WA	1979	180	2,306,100	12,064,015	4,676,955	2,306,100	16,740,970	19,047,070	(8,269,321)	10,777,749	—
Gatewood	Pleasanton, CA	1985	200	6,796,511	20,249,392	4,235,044	6,796,511	24,484,436	31,280,947	(7,962,040)	23,318,907	—
Governors Green	Bowie, MD	1999	478	19,845,000	73,335,916	695,633	19,845,000	74,031,549	93,876,549	(14,127,464)	79,749,085	—
Greenfield Village	Rocky Hill , CT	1965	151	911,534	6,093,418	653,663	911,534	6,747,081	7,658,615	(2,908,887)	4,749,728	—
Hamilton Villas	Beverly Hills, CA	1990	35	7,772,000	16,864,269	1,248,987	7,772,000	18,113,256	25,885,256	(2,886,918)	22,998,338	—
Hammocks Place	Miami, FL	1986	296	319,180	12,513,467	3,756,576	319,180	16,270,043	16,589,223	(10,420,561)	6,168,662	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2011

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/11
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/11 (B)	Encumbrances
Hampshire Place	Los Angeles, CA	1989	259	10,806,000	30,335,330	1,975,273	10,806,000	32,310,603	43,116,603	(9,342,481)	33,774,122	—
Hamptons	Puyallup, WA	1991	230	1,119,200	10,075,844	2,181,372	1,119,200	12,257,216	13,376,416	(6,502,883)	6,873,533	—
Heritage Ridge	Lynwood, WA	1999	197	6,895,000	18,983,597	580,309	6,895,000	19,563,906	26,458,906	(6,170,097)	20,288,809	—
Heritage, The	Phoenix, AZ	1995	204	1,209,705	13,136,903	1,445,456	1,209,705	14,582,359	15,792,064	(7,351,002)	8,441,062	—
Heron Pointe	Boynton Beach, FL	1989	192	1,546,700	7,774,676	2,100,353	1,546,700	9,875,029	11,421,729	(5,452,706)	5,969,023	—
High Meadow	Ellington, CT	1975	100	583,679	3,901,774	847,209	583,679	4,748,983	5,332,662	(1,998,900)	3,333,762	—
Highland Glen	Westwood, MA	1979	180	2,229,096	16,828,153	2,377,035	2,229,096	19,205,188	21,434,284	(7,889,981)	13,544,303	—
Highland Glen II	Westwood, MA	2007	102	—	19,875,857	96,440	—	19,972,297	19,972,297	(3,651,496)	16,320,801	—
Highlands at South Plainfield	South Plainfield, NJ	2000	252	10,080,000	37,526,912	775,891	10,080,000	38,302,803	48,382,803	(9,250,419)	39,132,384	—
Highlands, The	Scottsdale, AZ	1990	272	11,823,840	31,990,970	2,898,136	11,823,840	34,889,106	46,712,946	(9,125,842)	37,587,104	—
Hikari	Los Angeles, CA (G)	2007	128	9,435,760	32,564,240	459	9,435,760	32,564,699	42,000,459	(227,136)	41,773,323	—
Hudson Crossing	New York, NY (G)	2003	259	23,420,000	70,086,976	788,773	23,420,000	70,875,749	94,295,749	(18,595,417)	75,700,332	—
Hudson Pointe	Jersey City, NJ	2003	182	5,148,500	41,114,074	1,657,246	5,148,500	42,771,320	47,919,820	(11,801,705)	36,118,115	—
Hunt Club II	Charlotte, NC	(F)	—	100,000	—	—	100,000	—	100,000	—	100,000	—
Huntington Park	Everett, WA	1991	381	1,597,500	14,367,864	4,183,579	1,597,500	18,551,443	20,148,943	(11,674,614)	8,474,329	—
Indian Bend	Scottsdale, AZ	1973	278	1,075,700	9,800,330	3,187,921	1,075,700	12,988,251	14,063,951	(8,540,028)	5,523,923	—
Iron Horse Park	Pleasant Hill, CA	1973	252	15,000,000	24,335,549	7,795,496	15,000,000	32,131,045	47,131,045	(9,910,604)	37,220,441	—
Kelvin Court (fka Alta Pacific)	Irvine, CA	2008	132	10,752,145	34,628,115	58,454	10,752,145	34,686,569	45,438,714	(4,720,720)	40,717,994	—
Kenwood Mews	Burbank, CA	1991	141	14,100,000	24,662,883	2,114,407	14,100,000	26,777,290	40,877,290	(6,347,552)	34,529,738	—
Key Isle at Windermere	Ocoee, FL	2000	282	8,460,000	31,761,470	1,390,677	8,460,000	33,152,147	41,612,147	(9,266,266)	32,345,881	—
Key Isle at Windermere II	Ocoee, FL	2008	165	3,306,286	24,519,644	21,547	3,306,286	24,541,191	27,847,477	(2,938,408)	24,909,069	—
Kings Colony (FL)	Miami, FL	1986	480	19,200,000	48,379,586	3,018,997	19,200,000	51,398,583	70,598,583	(14,665,777)	55,932,806	—
La Mirage	San Diego, CA	1988/1992	1,070	28,895,200	95,567,943	15,389,455	28,895,200	110,957,398	139,852,598	(56,328,723)	83,523,875	—
La Mirage IV	San Diego, CA	2001	340	6,000,000	47,449,353	3,395,835	6,000,000	50,845,188	56,845,188	(18,165,863)	38,679,325	—
Laguna Clara	Santa Clara, CA	1972	264	13,642,420	29,707,475	3,710,137	13,642,420	33,417,612	47,060,032	(10,479,322)	36,580,710	—
Lake Buena Vista Combined	Orlando, FL	2000/2002	672	23,520,000	75,068,205	3,989,075	23,520,000	79,057,280	102,577,280	(20,170,142)	82,407,138	—
Landings at Pembroke Lakes	Pembroke Pines, FL	1989	358	17,900,000	24,460,989	4,965,432	17,900,000	29,426,421	47,326,421	(9,344,572)	37,981,849	—
Landings at Port Imperial	W. New York, NJ	1999	276	27,246,045	37,741,049	6,836,741	27,246,045	44,577,790	71,823,835	(17,306,712)	54,517,123	—
LaSalle	Beaverton, OR (G)	1998	554	7,202,000	35,877,612	2,810,808	7,202,000	38,688,420	45,890,420	(13,657,006)	32,233,414	—
Las Colinas at Black Canyon	Phoenix, AZ	2008	304	9,000,000	35,917,811	159,522	9,000,000	36,077,333	45,077,333	(6,297,814)	38,779,519	—
Legacy at Highlands Ranch	Highlands Ranch, CO	1999	422	6,330,000	37,557,013	1,769,576	6,330,000	39,326,589	45,656,589	(11,207,950)	34,448,639	—
Legacy Park Central	Concord, CA	2003	259	6,469,230	46,745,854	535,142	6,469,230	47,280,996	53,750,226	(12,393,957)	41,356,269	—
Lexington Farm	Alpharetta, GA	1995	352	3,521,900	22,888,305	2,627,912	3,521,900	25,516,217	29,038,117	(12,190,060)	16,848,057	—
Lexington Park	Orlando, FL	1988	252	2,016,000	12,346,726	2,656,043	2,016,000	15,002,769	17,018,769	(7,642,248)	9,376,521	—
Little Cottonwoods	Tempe, AZ	1984	379	3,050,133	26,991,689	4,911,946	3,050,133	31,903,635	34,953,768	(15,716,576)	19,237,192	—
Longacre House	New York, NY (G)	2000	293	73,170,045	53,962,510	714,414	73,170,045	54,676,924	127,846,969	(9,897,055)	117,949,914	—
Longfellow Place	Boston, MA (G)	1975	710	53,164,160	185,281,065	57,736,158	53,164,160	243,017,223	296,181,383	(107,939,415)	188,241,968	—
Longwood	Decatur, GA	1992	268	1,454,048	13,087,393	2,068,198	1,454,048	15,155,591	16,609,639	(9,410,160)	7,199,479	—
Madison, The	Alexandria, VA	(F)	—	18,471,288	8,904,782	—	18,471,288	8,904,782	27,376,070	—	27,376,070	—
Mariners Wharf	Orange Park, FL	1989	272	1,861,200	16,744,951	3,434,409	1,861,200	20,179,360	22,040,560	(10,561,564)	11,478,996	—
Market Street Landing	Seattle, WA	(F)	—	12,542,418	3,462,522	—	12,542,418	3,462,522	16,004,940	—	16,004,940	—
Marquessa	Corona Hills, CA	1992	336	6,888,500	21,604,584	2,835,419	6,888,500	24,440,003	31,328,503	(12,707,309)	18,621,194	—
Martine, The	Bellevue, WA	1984	67	3,200,000	9,616,264	2,668,310	3,200,000	12,284,574	15,484,574	(2,717,288)	12,767,286	—
Midtown 24	Plantation, FL (G)	2010	247	10,129,900	58,770,100	44,337	10,129,900	58,814,437	68,944,337	(2,063,247)	66,881,090	—
Millikan	Irvine, CA	(F)	—	5,610,247	437,421	—	5,610,247	437,421	6,047,668	—	6,047,668	—
Mill Pond	Millersville, MD	1984	240	2,880,000	8,468,014	2,869,551	2,880,000	11,337,565	14,217,565	(6,045,891)	8,171,674	—
Mission Bay	Orlando, FL	1991	304	2,432,000	21,623,560	2,927,456	2,432,000	24,551,016	26,983,016	(11,783,502)	15,199,514	—
Mission Bay-Block 13	San Francisco, CA	(F)	—	32,853,438	432,822	—	32,853,438	432,822	33,286,260	—	33,286,260	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2011

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/11
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/11 (B)	Encumbrances
Mission Verde, LLC	San Jose, CA	1986	108	5,190,700	9,679,109	3,236,339	5,190,700	12,915,448	18,106,148	(6,373,021)	11,733,127	—
Moda	Seattle, WA (G)	2009	251	12,649,228	36,842,012	17,685	12,649,228	36,859,697	49,508,925	(2,499,093)	47,009,832	—
Morningside	Scottsdale, AZ	1989	160	670,470	12,607,976	1,783,573	670,470	14,391,549	15,062,019	(7,289,537)	7,772,482	—
Mosaic at Largo Station	Hyattsville, MD	2008	242	4,120,800	42,477,297	392,872	4,120,800	42,870,169	46,990,969	(6,066,463)	40,924,506	—
Mozaic at Union Station	Los Angeles, CA	2007	272	8,500,000	52,529,446	778,315	8,500,000	53,307,761	61,807,761	(11,231,137)	50,576,624	—
New River Cove	Davie, FL	1999	316	15,800,000	46,142,895	1,198,681	15,800,000	47,341,576	63,141,576	(12,706,013)	50,435,563	—
Northampton 1	Largo, MD	1977	344	1,843,200	17,518,161	6,045,739	1,843,200	23,563,900	25,407,100	(15,171,944)	10,235,156	—
Northampton 2	Largo, MD	1988	276	1,513,500	14,257,210	3,852,776	1,513,500	18,109,986	19,623,486	(11,333,760)	8,289,726	—
Northglen	Valencia, CA	1988	234	9,360,000	20,778,553	1,805,127	9,360,000	22,583,680	31,943,680	(9,104,971)	22,838,709	—
Northlake (MD)	Germantown, MD	1985	304	15,000,000	23,142,302	10,011,783	15,000,000	33,154,085	48,154,085	(11,726,038)	36,428,047	—
Northridge	Pleasant Hill, CA	1974	221	5,527,800	14,691,704	8,977,443	5,527,800	23,669,147	29,196,947	(11,011,193)	18,185,754	—
Oak Park North	Agoura Hills, CA	1990	220	1,706,900	15,362,666	3,387,039	1,706,900	18,749,705	20,456,605	(10,408,032)	10,048,573	—
Oak Park South	Agoura Hills, CA	1989	224	1,683,800	15,154,608	3,423,630	1,683,800	18,578,238	20,262,038	(10,392,724)	9,869,314	—
Oaks at Falls Church	Falls Church, VA	1966	176	20,240,000	20,152,616	3,597,985	20,240,000	23,750,601	43,990,601	(6,823,244)	37,167,357	—
Ocean Crest	Solana Beach, CA	1986	146	5,111,200	11,910,438	2,156,580	5,111,200	14,067,018	19,178,218	(7,079,314)	12,098,904	—
Ocean Walk	Key West, FL	1990	297	2,838,749	25,545,009	3,350,804	2,838,749	28,895,813	31,734,562	(14,702,707)	17,031,855	—
Orchard Ridge	Lynnwood, WA	1988	104	480,600	4,372,033	1,203,111	480,600	5,575,144	6,055,744	(3,511,076)	2,544,668	—
Paces Station	Atlanta, GA	1984-1989	610	4,801,500	32,548,053	8,467,289	4,801,500	41,015,342	45,816,842	(22,459,682)	23,357,160	—
Palm Trace Landings	Davie, FL	1995	768	38,400,000	105,693,432	3,265,111	38,400,000	108,958,543	147,358,543	(28,842,025)	118,516,518	—
Panther Ridge	Federal Way, WA	1980	260	1,055,800	9,506,117	1,957,972	1,055,800	11,464,089	12,519,889	(6,285,344)	6,234,545	—
Parc 77	New York, NY (G)	1903	137	40,504,000	18,025,679	4,278,417	40,504,000	22,304,096	62,808,096	(6,087,382)	56,720,714	—
Parc Cameron	New York, NY (G)	1927	166	37,600,000	9,855,597	5,465,305	37,600,000	15,320,902	52,920,902	(5,085,919)	47,834,983	—
Parc Coliseum	New York, NY (G)	1910	177	52,654,000	23,045,751	7,255,306	52,654,000	30,301,057	82,955,057	(8,238,480)	74,716,577	—
Park at Turtle Run, The	Coral Springs, FL	2001	257	15,420,000	36,064,629	1,030,466	15,420,000	37,095,095	52,515,095	(10,820,264)	41,694,831	—
Park West (CA)	Los Angeles, CA	1987/1990	444	3,033,500	27,302,383	5,703,492	3,033,500	33,005,875	36,039,375	(19,273,051)	16,766,324	—
Parkside	Union City, CA	1979	208	6,246,700	11,827,453	3,558,423	6,246,700	15,385,876	21,632,576	(8,388,169)	13,244,407	—
Pegasus	Los Angeles, CA (G)	1949/2003	322	18,094,052	81,905,948	346,824	18,094,052	82,252,772	100,346,824	(5,441,406)	94,905,418	—
Phillips Park	Wellesley, MA	1988	49	816,922	5,460,955	966,255	816,922	6,427,210	7,244,132	(2,756,961)	4,487,171	—
Playa Pacifica	Hermosa Beach,CA	1972	285	35,100,000	33,473,822	7,342,285	35,100,000	40,816,107	75,916,107	(12,772,538)	63,143,569	—
Polos East	Orlando, FL	1991	308	1,386,000	19,058,620	2,299,557	1,386,000	21,358,177	22,744,177	(10,353,927)	12,390,250	—
Port Royale	Ft. Lauderdale, FL (G)	1988	252	1,754,200	15,789,873	7,644,246	1,754,200	23,434,119	25,188,319	(18,059,650)	7,128,669	—
Port Royale II	Ft. Lauderdale, FL (G)	1988	161	1,022,200	9,203,166	4,823,127	1,022,200	14,026,293	15,048,493	(7,879,025)	7,169,468	—
Port Royale III	Ft. Lauderdale, FL (G)	1988	324	7,454,900	14,725,802	9,178,900	7,454,900	23,904,702	31,359,602	(12,857,701)	18,501,901	—
Port Royale IV	Ft. Lauderdale, FL	(F)	—	—	1,831,695	—	—	1,831,695	1,831,695	—	1,831,695	—
Portofino	Chino Hills, CA	1989	176	3,572,400	14,660,994	2,679,877	3,572,400	17,340,871	20,913,271	(8,523,434)	12,389,837	—
Portofino (Val)	Valencia, CA	1989	216	8,640,000	21,487,126	2,363,242	8,640,000	23,850,368	32,490,368	(9,740,058)	22,750,310	—
Portside Towers	Jersey City, NJ (G)	1992-1997	527	22,487,006	96,842,913	15,960,366	22,487,006	112,803,279	135,290,285	(51,996,044)	83,294,241	—
Preserve at Deer Creek	Deerfield Beach, FL	1997	540	13,500,000	60,011,208	4,458,758	13,500,000	64,469,966	77,969,966	(19,150,628)	58,819,338	—
Prime, The	Arlington, VA	2002	256	32,000,000	64,436,539	684,785	32,000,000	65,121,324	97,121,324	(14,791,625)	82,329,699	—
Promenade at Aventura	Aventura, FL	1995	296	13,320,000	30,353,748	5,286,447	13,320,000	35,640,195	48,960,195	(13,866,100)	35,094,095	—
Promenade at Town Center I	Valencia, CA	2001	294	14,700,000	35,390,278	3,021,232	14,700,000	38,411,510	53,111,510	(11,845,700)	41,265,810	—
Promenade at Wyndham Lakes	Coral Springs, FL	1998	332	6,640,000	26,743,760	4,487,114	6,640,000	31,230,874	37,870,874	(12,267,084)	25,603,790	—
Promenade Terrace	Corona, CA	1990	330	2,272,800	20,546,289	4,889,001	2,272,800	25,435,290	27,708,090	(14,665,897)	13,042,193	—
Promontory Pointe I & II	Phoenix, AZ	1984/1996	424	2,355,509	30,421,840	3,871,392	2,355,509	34,293,232	36,648,741	(17,574,045)	19,074,696	—
Prospect Towers	Hackensack, NJ	1995	157	3,926,600	31,679,339	3,891,995	3,926,600	35,571,334	39,497,934	(14,860,521)	24,637,413	—
Prospect Towers II	Hackensack, NJ	2002	203	4,500,000	40,623,746	3,303,318	4,500,000	43,927,064	48,427,064	(12,304,870)	36,122,194	—
Ravens Crest	Plainsboro, NJ	1984	704	4,670,850	42,080,642	12,305,515	4,670,850	54,386,157	59,057,007	(33,866,628)	25,190,379	—
Redmond Ridge	Redmond, WA	2008	321	6,975,705	46,175,001	130,545	6,975,705	46,305,546	53,281,251	(6,420,578)	46,860,673	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2011

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/11
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/11 (B)	Encumbrances
Red 160 (fka Redmond Way)	Redmond , WA (G)	2011	250	15,546,376	65,305,957	128,077	15,546,376	65,434,034	80,980,410	(1,764,057)	79,216,353	—
Red Road Commons	Miami, FL (G)	2009	404	27,383,547	99,656,440	88,542	27,383,547	99,744,982	127,128,529	(7,014,820)	120,113,709	—
Regency Palms	Huntington Beach, CA	1969	310	1,857,400	16,713,253	4,662,931	1,857,400	21,376,184	23,233,584	(12,370,296)	10,863,288	—
Registry	Northglenn, CO	1986	208	2,000,000	10,925,007	185,780	2,000,000	11,110,787	13,110,787	(1,911,145)	11,199,642	—
Renaissance Villas	Berkeley, CA (G)	1998	34	2,458,000	4,542,000	66,604	2,458,000	4,608,604	7,066,604	(795,642)	6,270,962	—
Reserve at Ashley Lake	Boynton Beach, FL	1990	440	3,520,400	23,332,494	5,597,846	3,520,400	28,930,340	32,450,740	(14,691,506)	17,759,234	—
Reserve at Town Center II (WA)	Mill Creek, WA	2009	100	4,310,417	17,165,442	24,078	4,310,417	17,189,520	21,499,937	(1,244,466)	20,255,471	—
Reserve at Town Center III	Mill Creek, WA	(F)	—	2,089,388	1,111,424	—	2,089,388	1,111,424	3,200,812	—	3,200,812	—
Residences at Bayview	Pompano Beach, FL (G)	2004	225	5,783,545	39,334,455	403,418	5,783,545	39,737,873	45,521,418	(3,437,193)	42,084,225	—
Retreat, The	Phoenix, AZ	1999	480	3,475,114	27,265,252	2,794,986	3,475,114	30,060,238	33,535,352	(13,502,357)	20,032,995	—
Rianna I	Seattle, WA (G)	2000	78	2,268,160	14,864,482	141,808	2,268,160	15,006,290	17,274,450	(1,860,348)	15,414,102	—
Ridgewood Village I&II	San Diego, CA	1997	408	11,809,500	34,004,048	2,924,110	11,809,500	36,928,158	48,737,658	(15,531,096)	33,206,562	—
River Tower	New York, NY (G)	1982	323	118,669,441	98,880,559	1,505,315	118,669,441	100,385,874	219,055,315	(16,503,085)	202,552,230	—
Rivers Bend (CT)	Windsor, CT	1973	373	3,325,517	22,573,826	2,808,444	3,325,517	25,382,270	28,707,787	(10,675,715)	18,032,072	—
Riverview Condominiums	Norwalk, CT	1991	92	2,300,000	7,406,730	2,129,804	2,300,000	9,536,534	11,836,534	(4,459,420)	7,377,114	—
Rosecliff II	Quincy, MA	2005	130	4,922,840	30,202,160	7,250	4,922,840	30,209,410	35,132,250	(107,367)	35,024,883	—
Royal Oaks (FL)	Jacksonville, FL	1991	284	1,988,000	13,645,117	4,491,664	1,988,000	18,136,781	20,124,781	(8,638,178)	11,486,603	—
Sabal Palm at Lake Buena Vista	Orlando, FL	1988	400	2,800,000	23,687,893	5,622,700	2,800,000	29,310,593	32,110,593	(13,405,565)	18,705,028	—
Sabal Palm at Metrowest II	Orlando, FL	1997	456	4,560,000	33,907,283	2,935,939	4,560,000	36,843,222	41,403,222	(17,227,183)	24,176,039	—
Sabal Pointe	Coral Springs, FL	1995	275	1,951,600	17,570,508	4,514,398	1,951,600	22,084,906	24,036,506	(12,666,537)	11,369,969	—
Sage	Everett, WA	2002	123	2,500,000	12,021,256	453,063	2,500,000	12,474,319	14,974,319	(3,319,591)	11,654,728	—
Sakura Crossing	Los Angeles, CA (G)	2009	230	14,641,990	42,858,010	657	14,641,990	42,858,667	57,500,657	(321,156)	57,179,501	—
Savannah at Park Place	Atlanta, GA	2001	416	7,696,095	34,034,000	2,730,835	7,696,095	36,764,835	44,460,930	(11,527,618)	32,933,312	—
Savoy III	Aurora, CO	(F)	—	659,165	15,126,173	—	659,165	15,126,173	15,785,338	—	15,785,338	—
Scarborough Square	Rockville, MD	1967	121	1,815,000	7,608,126	2,525,055	1,815,000	10,133,181	11,948,181	(5,378,833)	6,569,348	—
Sedona Ridge	Phoenix, AZ	1989	250	3,750,000	14,750,000	474,406	3,750,000	15,224,406	18,974,406	(2,882,082)	16,092,324	—
Seeley Lake	Lakewood, WA	1990	522	2,760,400	24,845,286	4,653,709	2,760,400	29,498,995	32,259,395	(15,612,322)	16,647,073	—
Seventh & James	Seattle, WA	1992	96	663,800	5,974,803	3,128,846	663,800	9,103,649	9,767,449	(5,206,225)	4,561,224	—
Shadow Creek	Winter Springs, FL	2000	280	6,000,000	21,719,768	1,572,807	6,000,000	23,292,575	29,292,575	(7,236,138)	22,056,437	—
Sheridan Lake Club	Dania Beach, FL	2001	240	12,000,000	23,170,580	1,359,509	12,000,000	24,530,089	36,530,089	(6,610,875)	29,919,214	—
Sheridan Ocean Club combined	Dania Beach, FL	1991	648	18,313,414	47,091,594	14,449,396	18,313,414	61,540,990	79,854,404	(24,316,848)	55,537,556	—
Siena Terrace	Lake Forest, CA	1988	356	8,900,000	24,083,024	3,009,699	8,900,000	27,092,723	35,992,723	(12,680,205)	23,312,518	—
Skycrest	Valencia, CA	1999	264	10,560,000	25,574,457	1,987,885	10,560,000	27,562,342	38,122,342	(11,026,671)	27,095,671	—
Skylark	Union City, CA	1986	174	1,781,600	16,731,916	1,737,878	1,781,600	18,469,794	20,251,394	(8,810,822)	11,440,572	—
Skyline Terrace	Burlingame, CA	1967 & 1987	138	16,836,000	35,414,000	574,744	16,836,000	35,988,744	52,824,744	(3,233,204)	49,591,540	—
Skyline Towers	Falls Church, VA (G)	1971	939	78,278,200	91,485,591	28,949,642	78,278,200	120,435,233	198,713,433	(37,194,628)	161,518,805	—
Skyview	Rancho Santa Margarita, CA	1999	260	3,380,000	21,952,863	1,827,160	3,380,000	23,780,023	27,160,023	(10,583,765)	16,576,258	—
Sonoran	Phoenix, AZ	1995	429	2,361,922	31,841,724	3,086,404	2,361,922	34,928,128	37,290,050	(17,405,642)	19,884,408	—
Southwood	Palo Alto, CA	1985	100	6,936,600	14,324,069	2,518,550	6,936,600	16,842,619	23,779,219	(8,121,990)	15,657,229	—
Springbrook Estates	Riverside, CA	(F)	—	18,200,000	—	—	18,200,000	—	18,200,000	—	18,200,000	—
Springs Colony	Altamonte Springs, FL	1986	188	630,411	5,852,157	2,472,624	630,411	8,324,781	8,955,192	(5,475,003)	3,480,189	—
St. Andrews at Winston Park	Coconut Creek, FL	1997	284	5,680,000	19,812,090	2,633,219	5,680,000	22,445,309	28,125,309	(8,422,121)	19,703,188	—
Stoneleigh at Deerfield	Alpharetta, GA	2003	370	4,810,000	29,999,596	940,991	4,810,000	30,940,587	35,750,587	(8,733,406)	27,017,181	—
Stoney Creek	Lakewood, WA	1990	231	1,215,200	10,938,134	2,431,476	1,215,200	13,369,610	14,584,810	(7,261,625)	7,323,185	—
Summerset Village II	Chatsworth, CA	(F)	—	260,646	—	—	260,646	—	260,646	—	260,646	—
Summit & Birch Hill	Farmington, CT	1967	186	1,757,438	11,748,112	2,983,818	1,757,438	14,731,930	16,489,368	(6,433,027)	10,056,341	—
Surprise Lake Village	Milton, WA	1986	338	4,162,543	21,994,412	649,532	4,162,543	22,643,944	26,806,487	(3,664,956)	23,141,531	—
Sycamore Creek	Scottsdale, AZ	1984	350	3,152,000	19,083,727	3,176,046	3,152,000	22,259,773	25,411,773	(11,798,644)	13,613,129	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2011

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/11
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/11 (B)	Encumbrances
Ten23 (fka 500 West 23rd Street)	New York, NY (G)	2011	111	—	53,001,730	—	—	53,001,730	53,001,730	—	53,001,730	—
Terraces, The	San Francisco, CA (G)	1975	117	14,087,610	16,337,390	2,176	14,087,610	16,339,566	30,427,176	(66,507)	30,360,669	—
Third Square	Cambridge, MA (G)	2008/2009	471	26,767,171	218,232,419	993,046	26,767,171	219,225,465	245,992,636	(23,830,415)	222,162,221	—
Tortuga Bay	Orlando, FL	2004	314	6,280,000	32,121,779	1,101,933	6,280,000	33,223,712	39,503,712	(9,084,110)	30,419,602	—
Toscana	Irvine, CA	1991/1993	563	39,410,000	50,806,072	6,734,465	39,410,000	57,540,537	96,950,537	(23,926,306)	73,024,231	—
Townes at Herndon	Herndon, VA	2002	218	10,900,000	49,216,125	687,699	10,900,000	49,903,824	60,803,824	(12,452,191)	48,351,633	—
Trump Place, 140 Riverside	New York, NY (G)	2003	354	103,539,100	94,082,725	1,776,392	103,539,100	95,859,117	199,398,217	(23,301,809)	176,096,408	—
Trump Place, 160 Riverside	New York, NY (G)	2001	455	139,933,500	190,964,745	6,185,491	139,933,500	197,150,236	337,083,736	(45,819,143)	291,264,593	—
Trump Place, 180 Riverside	New York, NY (G)	1998	516	144,968,250	138,346,681	6,290,045	144,968,250	144,636,726	289,604,976	(35,545,460)	254,059,516	—
Uwajimaya Village	Seattle, WA	2002	176	8,800,000	22,188,288	271,647	8,800,000	22,459,935	31,259,935	(6,624,216)	24,635,719	—
Valencia Plantation	Orlando, FL	1990	194	873,000	12,819,377	2,196,462	873,000	15,015,839	15,888,839	(7,071,212)	8,817,627	—
Vantage Pointe	San Diego, CA (G)	2009	679	9,403,960	190,596,040	2,992,384	9,403,960	193,588,424	202,992,384	(11,668,707)	191,323,677	—
Veridian (fka Silver Spring)	Silver Spring, MD (G)	2009	457	18,539,817	130,407,365	200,587	18,539,817	130,607,952	149,147,769	(11,516,355)	137,631,414	—
Versailles (K-Town)	Los Angeles, CA	2008	225	10,590,975	44,409,025	119,893	10,590,975	44,528,918	55,119,893	(4,998,525)	50,121,368	—
Victor on Venice	Los Angeles, CA (G)	2006	115	10,350,000	35,433,437	211,045	10,350,000	35,644,482	45,994,482	(7,709,609)	38,284,873	—
Villa Solana	Laguna Hills, CA	1984	272	1,665,100	14,985,677	6,763,757	1,665,100	21,749,434	23,414,534	(13,252,476)	10,162,058	—
Village at Bear Creek	Lakewood, CO	1987	472	4,519,700	40,676,390	4,709,335	4,519,700	45,385,725	49,905,425	(23,047,453)	26,857,972	—
Vista Del Largo	Mission Viejo, CA	1986-1988	608	4,525,800	40,736,293	12,750,488	4,525,800	53,486,781	58,012,581	(32,354,232)	25,658,349	—
Vista Grove	Mesa, AZ	1997/1998	224	1,341,796	12,157,045	1,350,805	1,341,796	13,507,850	14,849,646	(6,719,180)	8,130,466	—
Vista Montana - Residential	San Jose, CA	(F)	—	27,000,000	402,025	—	27,000,000	402,025	27,402,025	—	27,402,025	—
Vista on Courthouse	Arlington, VA	2008	220	15,550,260	69,449,740	321,207	15,550,260	69,770,947	85,321,207	(7,990,132)	77,331,075	—
Walden Park	Cambridge, MA	1966	232	12,448,888	52,451,112	5,623	12,448,888	52,456,735	64,905,623	(375,173)	64,530,450	—
Waterford at Deerwood	Jacksonville, FL	1985	248	1,496,913	10,659,702	3,971,640	1,496,913	14,631,342	16,128,255	(7,399,404)	8,728,851	—
Waterford at Orange Park	Orange Park, FL	1986	280	1,960,000	12,098,784	3,088,273	1,960,000	15,187,057	17,147,057	(8,006,263)	9,140,794	—
Waterford Place (CO)	Thornton, CO	1998	336	5,040,000	29,946,419	1,514,787	5,040,000	31,461,206	36,501,206	(10,889,463)	25,611,743	—
Waterside	Reston, VA	1984	276	20,700,000	27,474,388	7,861,949	20,700,000	35,336,337	56,036,337	(10,816,319)	45,220,018	—
Webster Green	Needham, MA	1985	77	1,418,893	9,485,006	1,040,968	1,418,893	10,525,974	11,944,867	(4,303,747)	7,641,120	—
Welleby Lake Club	Sunrise, FL	1991	304	3,648,000	17,620,879	4,590,765	3,648,000	22,211,644	25,859,644	(10,471,643)	15,388,001	—
West End Apartments (fka Emerson Place/CRP II)	Boston, MA (G)	2008	310	469,546	163,123,022	371,431	469,546	163,494,453	163,963,999	(21,595,586)	142,368,413	—
West Seattle	Seattle, WA	(F)	—	11,726,305	134,366	—	11,726,305	134,366	11,860,671	—	11,860,671	—
Westerly at Worldgate	Herndon, VA	1995	320	14,568,000	43,620,057	1,266,145	14,568,000	44,886,202	59,454,202	(8,061,110)	51,393,092	—
Westgate Block 2	Pasadena, CA	(F)	—	17,859,785	17,226,268	—	17,859,785	17,226,268	35,086,053	—	35,086,053	—
Westgate Block 1	Pasadena, CA	(F)	—	12,118,061	4,402,664	—	12,118,061	4,402,664	16,520,725	—	16,520,725	—
Westridge	Tacoma, WA	1987 -1991	714	3,501,900	31,506,082	7,003,576	3,501,900	38,509,658	42,011,558	(20,787,738)	21,223,820	—
Westside Villas I	Los Angeles, CA	1999	21	1,785,000	3,233,254	274,539	1,785,000	3,507,793	5,292,793	(1,444,813)	3,847,980	—
Westside Villas II	Los Angeles, CA	1999	23	1,955,000	3,541,435	159,881	1,955,000	3,701,316	5,656,316	(1,444,271)	4,212,045	—
Westside Villas III	Los Angeles, CA	1999	36	3,060,000	5,538,871	235,019	3,060,000	5,773,890	8,833,890	(2,252,284)	6,581,606	—
Westside Villas IV	Los Angeles, CA	1999	36	3,060,000	5,539,390	243,466	3,060,000	5,782,856	8,842,856	(2,251,558)	6,591,298	—
Westside Villas V	Los Angeles, CA	1999	60	5,100,000	9,224,485	420,696	5,100,000	9,645,181	14,745,181	(3,769,440)	10,975,741	—
Westside Villas VI	Los Angeles, CA	1989	18	1,530,000	3,023,523	247,685	1,530,000	3,271,208	4,801,208	(1,306,921)	3,494,287	—
Westside Villas VII	Los Angeles, CA	2001	53	4,505,000	10,758,900	407,425	4,505,000	11,166,325	15,671,325	(3,777,977)	11,893,348	—
Wimberly at Deerwood	Jacksonville, FL	2000	322	8,000,000	30,057,214	1,642,086	8,000,000	31,699,300	39,699,300	(8,241,714)	31,457,586	—
Winchester Park	Riverside, RI	1972	416	2,822,618	18,868,626	6,898,312	2,822,618	25,766,938	28,589,556	(11,731,473)	16,858,083	—
Winchester Wood	Riverside, RI	1989	62	683,215	4,567,154	842,944	683,215	5,410,098	6,093,313	(2,252,943)	3,840,370	—
Windsor at Fair Lakes	Fairfax, VA	1988	250	10,000,000	28,587,109	6,385,915	10,000,000	34,973,024	44,973,024	(11,053,951)	33,919,073	—
Winston, The (FL)	Pembroke Pines, FL	2001/2003	464	18,561,000	49,527,569	2,066,953	18,561,000	51,594,522	70,155,522	(11,364,025)	58,791,497	—
Wood Creek (CA)	Pleasant Hill, CA	1987	256	9,729,900	23,009,768	5,486,055	9,729,900	28,495,823	38,225,723	(13,857,483)	24,368,240	—
Woodbridge (CT)	Newington, CT	1968	73	498,377	3,331,548	934,712	498,377	4,266,260	4,764,637	(1,835,396)	2,929,241	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2011

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/11
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/11 (B)	Encumbrances
Woodleaf	Campbell, CA	1984	178	8,550,600	16,988,183	2,525,549	8,550,600	19,513,732	28,064,332	(8,858,351)	19,205,981	—
Woodland Park	East Palo Alto, CA (G)	1953	1,812	72,224,518	57,775,482	11,882	72,224,518	57,787,364	130,011,882	(361,821)	129,650,061	—
Management Business	Chicago, IL	(D)	—	—	—	85,280,456	—	85,280,456	85,280,456	(64,901,959)	20,378,497	—
Operating Partnership	Chicago, IL	(F)	—	—	1,950,020	—	—	1,950,020	1,950,020	—	1,950,020	—
Wholly Owned Unencumbered			75,704	3,271,110,872	9,313,640,030	919,933,512	3,271,110,872	10,233,573,542	13,504,684,414	(2,901,009,678)	10,603,674,736	—
Wholly Owned Encumbered:
929 House	Cambridge, MA (G)	1975	127	3,252,993	21,745,595	4,619,180	3,252,993	26,364,775	29,617,768	(10,267,914)	19,349,854	2,771,507
Academy Village	North Hollywood, CA	1989	248	25,000,000	23,593,194	5,811,441	25,000,000	29,404,635	54,404,635	(10,089,093)	44,315,542	20,000,000
Acappella	Pasadena, CA	2002	143	5,839,548	29,360,452	199,588	5,839,548	29,560,040	35,399,588	(2,536,777)	32,862,811	20,644,023
Acton Courtyard	Berkeley, CA (G)	2003	71	5,550,000	15,785,509	92,850	5,550,000	15,878,359	21,428,359	(3,488,928)	17,939,431	9,920,000
Alborada	Fremont, CA	1999	442	24,310,000	59,214,129	2,426,046	24,310,000	61,640,175	85,950,175	(25,283,895)	60,666,280	(J)
Alexander on Ponce	Atlanta, GA	2003	330	9,900,000	35,819,022	1,574,440	9,900,000	37,393,462	47,293,462	(9,591,619)	37,701,843	28,880,000
Arbor Terrace	Sunnyvale, CA	1979	175	9,057,300	18,483,642	2,318,138	9,057,300	20,801,780	29,859,080	(9,986,511)	19,872,569	(L)
Arboretum (MA)	Canton, MA	1989	156	4,683,531	10,992,751	1,954,762	4,683,531	12,947,513	17,631,044	(6,525,737)	11,105,307	(I)
Artech Building	Berkeley, CA (G)	2002	21	1,642,000	9,152,518	92,358	1,642,000	9,244,876	10,886,876	(1,795,520)	9,091,356	3,200,000
Artisan Square	Northridge, CA	2002	140	7,000,000	20,537,359	745,265	7,000,000	21,282,624	28,282,624	(6,983,871)	21,298,753	22,779,715
Avanti	Anaheim, CA	1987	162	12,960,000	18,497,683	1,066,332	12,960,000	19,564,015	32,524,015	(5,101,737)	27,422,278	19,850,000
Bachenheimer Building	Berkeley, CA (G)	2004	44	3,439,000	13,866,379	48,863	3,439,000	13,915,242	17,354,242	(2,844,495)	14,509,747	8,585,000
Bella Vista Apartments at Boca Del Mar	Boca Raton, FL	1985	392	11,760,000	20,190,252	13,600,755	11,760,000	33,791,007	45,551,007	(15,322,700)	30,228,307	26,134,010
Bellagio Apartment Homes	Scottsdale, AZ	1995	202	2,626,000	16,025,041	1,134,830	2,626,000	17,159,871	19,785,871	(5,165,966)	14,619,905	(L)
Berkeleyan	Berkeley, CA (G)	1998	56	4,377,000	16,022,110	289,057	4,377,000	16,311,167	20,688,167	(3,419,440)	17,268,727	8,290,000
Briarwood (CA)	Sunnyvale, CA (I)	1985	192	9,991,500	22,247,278	1,543,294	9,991,500	23,790,572	33,782,072	(11,128,707)	22,653,365	12,800,000
Brookside (CO)	Boulder, CO	1993	144	3,600,400	10,211,159	2,108,971	3,600,400	12,320,130	15,920,530	(5,588,246)	10,332,284	(L)
Canterbury	Germantown, MD (I)	1986	544	2,781,300	32,942,531	14,356,360	2,781,300	47,298,891	50,080,191	(27,043,148)	23,037,043	31,680,000
Cape House I	Jacksonville, FL	1998	240	4,800,000	22,484,239	577,378	4,800,000	23,061,617	27,861,617	(5,851,708)	22,009,909	13,542,878
Cape House II	Jacksonville, FL	1998	240	4,800,000	22,229,836	1,779,613	4,800,000	24,009,449	28,809,449	(6,237,002)	22,572,447	13,010,713
Carmel Terrace	San Diego, CA	1988-1989	384	2,288,300	20,596,281	10,072,544	2,288,300	30,668,825	32,957,125	(18,109,198)	14,847,927	(K)
Cascade at Landmark	Alexandria, VA	1990	277	3,603,400	19,657,554	7,662,660	3,603,400	27,320,214	30,923,614	(14,152,859)	16,770,755	31,921,089
Centennial Tower	Seattle, WA (G)	1991	221	5,900,000	48,800,339	3,277,474	5,900,000	52,077,813	57,977,813	(13,349,202)	44,628,611	24,577,505
Chelsea Square	Redmond, WA	1991	113	3,397,100	9,289,074	1,574,184	3,397,100	10,863,258	14,260,358	(5,005,927)	9,254,431	(L)
Church Corner	Cambridge, MA (G)	1987	85	5,220,000	16,744,643	1,297,417	5,220,000	18,042,060	23,262,060	(4,951,855)	18,310,205	12,000,000
Cierra Crest	Denver, CO	1996	480	4,803,100	34,894,898	4,644,644	4,803,100	39,539,542	44,342,642	(19,806,595)	24,536,047	(L)
CityView at Longwood	Boston, MA (G)	1970	295	14,704,898	79,195,102	2,419,758	14,704,898	81,614,860	96,319,758	(6,371,361)	89,948,397	26,461,565
City Pointe	Fullerton, CA (G)	2004	183	6,863,792	36,476,208	184,403	6,863,792	36,660,611	43,524,403	(4,282,292)	39,242,111	23,024,033
Clarendon, The	Arlington, VA (G)	2005	292	30,400,340	103,824,660	338,226	30,400,340	104,162,886	134,563,226	(6,178,258)	128,384,968	48,066,590
Colorado Pointe	Denver, CO	2006	193	5,790,000	28,815,766	492,849	5,790,000	29,308,615	35,098,615	(7,693,474)	27,405,141	(K)
Conway Court	Roslindale, MA	1920	28	101,451	710,524	241,538	101,451	952,062	1,053,513	(443,463)	610,050	226,295
Copper Canyon	Highlands Ranch, CO	1999	222	1,442,212	16,251,114	1,380,659	1,442,212	17,631,773	19,073,985	(7,981,910)	11,092,075	(K)
Country Brook	Chandler, AZ	1986-1996	396	1,505,219	29,542,535	5,114,344	1,505,219	34,656,879	36,162,098	(16,823,253)	19,338,845	(K)
Country Club Lakes	Jacksonville, FL	1997	555	15,000,000	41,055,786	4,992,551	15,000,000	46,048,337	61,048,337	(13,233,047)	47,815,290	31,516,374
Creekside (San Mateo)	San Mateo, CA	1985	192	9,606,600	21,193,232	2,748,866	9,606,600	23,942,098	33,548,698	(10,867,143)	22,681,555	(L)
Crescent at Cherry Creek	Denver, CO	1994	216	2,594,000	15,149,470	3,226,064	2,594,000	18,375,534	20,969,534	(8,864,759)	12,104,775	(K)
Deerwood (SD)	San Diego, CA	1990	316	2,082,095	18,739,815	13,192,417	2,082,095	31,932,232	34,014,327	(19,263,646)	14,750,681	(K)
Estates at Maitland Summit	Orlando, FL	1998	272	9,520,000	28,352,160	790,374	9,520,000	29,142,534	38,662,534	(8,841,396)	29,821,138	(L)
Estates at Tanglewood	Westminster, CO	2003	504	7,560,000	51,256,538	2,139,241	7,560,000	53,395,779	60,955,779	(14,217,883)	46,737,896	(J)
Fairfield	Stamford, CT (G)	1996	263	6,510,200	39,690,120	5,451,905	6,510,200	45,142,025	51,652,225	(21,756,531)	29,895,694	34,595,000
Fine Arts Building	Berkeley, CA (G)	2004	100	7,817,000	26,462,772	79,744	7,817,000	26,542,516	34,359,516	(5,605,770)	28,753,746	16,215,000
Gaia Building	Berkeley, CA (G)	2000	91	7,113,000	25,623,826	162,348	7,113,000	25,786,174	32,899,174	(5,408,769)	27,490,405	14,630,000

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2011

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/11
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/11 (B)	Encumbrances
Gateway at Malden Center	Malden, MA (G)	1988	203	9,209,780	25,722,666	8,322,590	9,209,780	34,045,256	43,255,036	(12,427,280)	30,827,756	14,970,000
Geary Court Yard	San Francisco, CA	1990	164	1,722,400	15,471,429	2,125,987	1,722,400	17,597,416	19,319,816	(9,023,938)	10,295,878	18,281,425
Glen Meadow	Franklin, MA	1971	288	2,339,330	16,133,588	3,641,165	2,339,330	19,774,753	22,114,083	(8,972,636)	13,141,447	353,833
Glo	Los Angeles, CA (G)	2008	201	16,047,022	48,652,977	—	16,047,022	48,652,977	64,699,999	—	64,699,999	31,490,000
Grandeville at River Place	Oviedo, FL	2002	280	6,000,000	23,114,693	1,723,206	6,000,000	24,837,899	30,837,899	(7,801,937)	23,035,962	28,890,000
Greenwood Park	Centennial, CO	1994	291	4,365,000	38,372,440	1,338,988	4,365,000	39,711,428	44,076,428	(8,725,623)	35,350,805	(L)
Greenwood Plaza	Centennial, CO	1996	266	3,990,000	35,846,708	1,921,183	3,990,000	37,767,891	41,757,891	(8,360,465)	33,397,426	(L)
Harbor Steps	Seattle, WA (G)	2000	730	59,900,000	158,829,432	7,329,927	59,900,000	166,159,359	226,059,359	(41,014,218)	185,045,141	121,360,757
Hathaway	Long Beach, CA	1987	385	2,512,500	22,611,912	6,617,407	2,512,500	29,229,319	31,741,819	(17,010,633)	14,731,186	46,517,800
Heights on Capitol Hill	Seattle, WA (G)	2006	104	5,425,000	21,138,028	145,491	5,425,000	21,283,519	26,708,519	(4,885,848)	21,822,671	19,320,000
Heritage at Stone Ridge	Burlington, MA	2005	180	10,800,000	31,808,335	722,215	10,800,000	32,530,550	43,330,550	(8,636,359)	34,694,191	27,859,574
Heronfield	Kirkland, WA	1990	202	9,245,000	27,017,749	1,286,663	9,245,000	28,304,412	37,549,412	(6,623,206)	30,926,206	(K)
Highlands at Cherry Hill	Cherry Hills, NJ	2002	170	6,800,000	21,459,108	639,410	6,800,000	22,098,518	28,898,518	(5,655,534)	23,242,984	14,391,147
Ivory Wood	Bothell, WA	2000	144	2,732,800	13,888,282	585,457	2,732,800	14,473,739	17,206,539	(4,321,190)	12,885,349	8,020,000
Jaclen Towers	Beverly, MA	1976	100	437,072	2,921,735	1,146,926	437,072	4,068,661	4,505,733	(1,988,692)	2,517,041	1,074,494
La Terrazza at Colma Station	Colma, CA (G) (I)	2005	153	—	41,251,044	492,747	—	41,743,791	41,743,791	(8,533,442)	33,210,349	25,175,000
Liberty Park	Brain Tree, MA	2000	202	5,977,504	26,749,110	2,184,890	5,977,504	28,934,000	34,911,504	(9,678,494)	25,233,010	24,980,280
Liberty Tower	Arlington, VA (G)	2008	235	16,382,822	83,817,078	500,099	16,382,822	84,317,177	100,699,999	(7,455,086)	93,244,913	48,586,957
Lindley	Encino, CA	2004	129	5,805,000	25,705,000	380,221	5,805,000	26,085,221	31,890,221	(1,708,719)	30,181,502	22,436,908
Lincoln Heights	Quincy, MA	1991	336	5,928,400	33,595,262	10,702,664	5,928,400	44,297,926	50,226,326	(21,483,850)	28,742,476	(L)
Longview Place	Waltham, MA	2004	348	20,880,000	90,255,509	2,059,321	20,880,000	92,314,830	113,194,830	(21,584,039)	91,610,791	57,029,000
Market Street Village	San Diego, CA	2006	229	13,740,000	40,757,301	570,900	13,740,000	41,328,201	55,068,201	(9,542,056)	45,526,145	(K)
Marks	Englewood, CO (G)	1987	616	4,928,500	44,622,314	9,664,858	4,928,500	54,287,172	59,215,672	(27,218,142)	31,997,530	19,195,000
Metro on First	Seattle, WA (G)	2002	102	8,540,000	12,209,981	282,559	8,540,000	12,492,540	21,032,540	(3,183,956)	17,848,584	16,650,000
Mill Creek	Milpitas, CA	1991	516	12,858,693	57,168,503	3,134,053	12,858,693	60,302,556	73,161,249	(19,263,283)	53,897,966	69,312,259
Miramar Lakes	Miramar, FL	2003	344	17,200,000	51,487,235	1,648,442	17,200,000	53,135,677	70,335,677	(14,063,001)	56,272,676	(M)
Missions at Sunbow	Chula Vista, CA	2003	336	28,560,000	59,287,595	1,302,798	28,560,000	60,590,393	89,150,393	(17,010,676)	72,139,717	55,091,000
Monte Viejo	Phoneix, AZ	2004	480	12,700,000	45,926,784	1,068,859	12,700,000	46,995,643	59,695,643	(14,000,776)	45,694,867	40,515,169
Montecito	Valencia, CA	1999	210	8,400,000	24,709,146	1,830,577	8,400,000	26,539,723	34,939,723	(10,567,646)	24,372,077	(K)
Montierra	Scottsdale, AZ	1999	249	3,455,000	17,266,787	1,542,668	3,455,000	18,809,455	22,264,455	(8,591,147)	13,673,308	17,858,854
Montierra (CA)	San Diego, CA	1990	272	8,160,000	29,360,938	6,578,545	8,160,000	35,939,483	44,099,483	(15,545,316)	28,554,167	(K)
Mosaic at Metro	Hyattsville, MD	2008	260	—	59,705,367	126,999	—	59,832,366	59,832,366	(6,504,822)	53,327,544	44,655,135
Mountain Park Ranch	Phoenix, AZ	1994	240	1,662,332	18,260,276	1,912,961	1,662,332	20,173,237	21,835,569	(10,165,770)	11,669,799	(J)
Mountain Terrace	Stevenson Ranch, CA	1992	510	3,966,500	35,814,995	11,698,615	3,966,500	47,513,610	51,480,110	(23,751,369)	27,728,741	57,428,472
Northpark	Burlingame, CA	1972	510	38,607,000	77,477,449	3,452,074	38,607,000	80,929,523	119,536,523	(8,379,109)	111,157,414	68,776,370
North Pier at Harborside	Jersey City, NJ (J)	2003	297	4,000,159	94,290,590	1,966,623	4,000,159	96,257,213	100,257,372	(25,714,421)	74,542,951	76,862,000
Oak Mill I	Germantown, MD	1984	208	10,000,000	13,155,522	7,318,552	10,000,000	20,474,074	30,474,074	(7,501,774)	22,972,300	12,066,806
Oak Mill II	Germantown, MD	1985	192	854,133	10,233,947	6,320,715	854,133	16,554,662	17,408,795	(9,400,865)	8,007,930	9,600,000
Oaks	Santa Clarita, CA	2000	520	23,400,000	61,020,438	2,934,000	23,400,000	63,954,438	87,354,438	(20,238,980)	67,115,458	40,260,939
Olde Redmond Place	Redmond, WA	1986	192	4,807,100	14,126,038	4,182,775	4,807,100	18,308,813	23,115,913	(9,376,336)	13,739,577	(L)
Olympus Towers	Seattle, WA (G)	2000	328	14,752,034	73,335,425	3,333,107	14,752,034	76,668,532	91,420,566	(22,080,839)	69,339,727	49,875,780
Parc East Towers	New York, NY (G)	1977	324	102,163,000	108,989,402	5,871,189	102,163,000	114,860,591	217,023,591	(23,094,592)	193,928,999	17,081,217
Park Meadow	Gilbert, AZ	1986	225	835,217	15,120,769	2,364,618	835,217	17,485,387	18,320,604	(9,072,518)	9,248,086	(L)
Parkfield	Denver, CO	2000	476	8,330,000	28,667,618	2,473,044	8,330,000	31,140,662	39,470,662	(12,454,063)	27,016,599	23,275,000
Promenade at Peachtree	Chamblee, GA	2001	406	10,120,250	31,219,739	1,765,724	10,120,250	32,985,463	43,105,713	(9,938,378)	33,167,335	(K)
Promenade at Town Center II	Valencia, CA	2001	270	13,500,000	34,405,636	629,459	13,500,000	35,035,095	48,535,095	(10,422,317)	38,112,778	32,039,955
Providence	Bothell, WA	2000	200	3,573,621	19,055,505	581,521	3,573,621	19,637,026	23,210,647	(6,033,468)	17,177,179	(J)
Reserve at Clarendon Centre, The	Arlington, VA (G)	2003	252	10,500,000	52,812,935	2,624,457	10,500,000	55,437,392	65,937,392	(16,220,530)	49,716,862	(K)

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2011

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/11
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/11 (B)	Encumbrances
Reserve at Eisenhower, The	Alexandria, VA	2002	226	6,500,000	34,585,059	1,115,888	6,500,000	35,700,947	42,200,947	(11,325,598)	30,875,349	(K)
Reserve at Empire Lakes	Rancho Cucamonga, CA	2005	467	16,345,000	73,080,670	1,563,160	16,345,000	74,643,830	90,988,830	(18,094,411)	72,894,419	(J)
Reserve at Fairfax Corner	Fairfax, VA	2001	652	15,804,057	63,129,051	2,789,752	15,804,057	65,918,803	81,722,860	(22,334,850)	59,388,010	84,778,875
Reserve at Potomac Yard	Alexandria, VA	2002	588	11,918,917	68,862,641	4,860,030	11,918,917	73,722,671	85,641,588	(20,497,931)	65,143,657	66,470,000
Reserve at Town Center (WA)	Mill Creek, WA	2001	389	10,369,400	41,172,081	1,724,572	10,369,400	42,896,653	53,266,053	(12,420,185)	40,845,868	29,160,000
Rianna II	Seattle, WA (G)	2002	78	2,161,840	14,433,614	45,932	2,161,840	14,479,546	16,641,386	(1,731,383)	14,910,003	10,305,157
Rockingham Glen	West Roxbury, MA	1974	143	1,124,217	7,515,160	1,721,493	1,124,217	9,236,653	10,360,870	(4,122,488)	6,238,382	1,281,181
Rolling Green (Amherst)	Amherst, MA	1970	204	1,340,702	8,962,317	3,427,182	1,340,702	12,389,499	13,730,201	(5,922,934)	7,807,267	1,938,119
Rolling Green (Milford)	Milford, MA	1970	304	2,012,350	13,452,150	4,468,232	2,012,350	17,920,382	19,932,732	(8,147,381)	11,785,351	4,131,247
San Marcos Apartments	Scottsdale, AZ	1995	320	20,000,000	31,261,609	1,509,168	20,000,000	32,770,777	52,770,777	(8,842,012)	43,928,765	32,900,000
Savannah Lakes	Boynton Beach, FL	1991	466	7,000,000	30,263,310	5,847,909	7,000,000	36,111,219	43,111,219	(13,118,776)	29,992,443	36,610,000
Savannah Midtown	Atlanta, GA	2000	322	7,209,873	29,371,164	2,796,529	7,209,873	32,167,693	39,377,566	(9,774,166)	29,603,400	17,800,000
Savoy I	Aurora, CO	2001	444	5,450,295	38,765,670	2,297,824	5,450,295	41,063,494	46,513,789	(12,563,141)	33,950,648	(L)
Sheffield Court	Arlington, VA	1986	597	3,342,381	31,337,332	10,473,862	3,342,381	41,811,194	45,153,575	(23,499,476)	21,654,099	(L)
Sonata at Cherry Creek	Denver, CO	1999	183	5,490,000	18,130,479	1,264,429	5,490,000	19,394,908	24,884,908	(7,685,155)	17,199,753	19,190,000
Sonterra at Foothill Ranch	Foothill Ranch, CA	1997	300	7,503,400	24,048,507	1,610,524	7,503,400	25,659,031	33,162,431	(12,408,332)	20,754,099	(L)
South Winds	Fall River, MA	1971	404	2,481,821	16,780,359	4,016,098	2,481,821	20,796,457	23,278,278	(9,547,635)	13,730,643	3,892,847
Stonegate (CO)	Broomfield, CO	2003	350	8,750,000	32,998,775	2,848,652	8,750,000	35,847,427	44,597,427	(10,226,676)	34,370,751	(J)
Stoney Ridge	Dale City, VA	1985	264	8,000,000	24,147,091	5,439,826	8,000,000	29,586,917	37,586,917	(9,419,073)	28,167,844	14,746,374
Stonybrook	Boynton Beach, FL	2001	264	10,500,000	24,967,638	1,077,280	10,500,000	26,044,918	36,544,918	(7,136,693)	29,408,225	20,371,693
Summerhill Glen	Maynard, MA	1980	120	415,812	3,000,816	795,902	415,812	3,796,718	4,212,530	(1,787,805)	2,424,725	1,044,076
Summerset Village	Chatsworth, CA	1985	280	2,629,804	23,670,889	4,102,785	2,629,804	27,773,674	30,403,478	(14,824,486)	15,578,992	38,039,912
Summit at Lake Union	Seattle, WA	1995 -1997	150	1,424,700	12,852,461	3,752,142	1,424,700	16,604,603	18,029,303	(8,410,967)	9,618,336	(L)
Sunforest	Davie, FL	1989	494	10,000,000	32,124,850	4,492,406	10,000,000	36,617,256	46,617,256	(12,704,849)	33,912,407	(L)
Sunforest II	Davie, FL	(F)	—	—	355,520	—	—	355,520	355,520	—	355,520	(L)
Talleyrand	Tarrytown, NY (I)	1997-1998	300	12,000,000	49,838,160	3,809,456	12,000,000	53,647,616	65,647,616	(19,860,971)	45,786,645	35,000,000
Teresina	Chula Vista, CA	2000	440	28,600,000	61,916,670	1,938,218	28,600,000	63,854,888	92,454,888	(16,411,428)	76,043,460	43,424,197
Touriel Building	Berkeley, CA (G)	2004	35	2,736,000	7,810,027	120,712	2,736,000	7,930,739	10,666,739	(1,731,390)	8,935,349	5,050,000
Town Square at Mark Center I (fka Millbrook I)	Alexandria, VA	1996	406	24,360,000	86,178,714	2,534,882	24,360,000	88,713,596	113,073,596	(22,922,510)	90,151,086	64,680,000
Town Square at Mark Center Phase II	Alexandria, VA	2001	272	15,568,464	55,029,607	194,734	15,568,464	55,224,341	70,792,805	(5,679,993)	65,112,812	46,013,583
Tradition at Alafaya	Oviedo, FL	2006	253	7,590,000	31,881,505	289,137	7,590,000	32,170,642	39,760,642	(9,148,562)	30,612,080	(K)
Tuscany at Lindbergh	Atlanta, GA	2001	324	9,720,000	40,874,023	1,915,043	9,720,000	42,789,066	52,509,066	(13,014,206)	39,494,860	32,360,000
Uptown Square	Denver, CO (G)	1999/2001	696	17,492,000	100,696,541	2,529,750	17,492,000	103,226,291	120,718,291	(28,417,401)	92,300,890	88,550,000
Versailles	Woodland Hills, CA	1991	253	12,650,000	33,656,292	4,126,653	12,650,000	37,782,945	50,432,945	(12,624,925)	37,808,020	30,372,953
Via Ventura	Scottsdale, AZ	1980	328	1,351,785	13,382,006	8,124,724	1,351,785	21,506,730	22,858,515	(15,047,425)	7,811,090	(K)
Village at Lakewood	Phoenix, AZ	1988	240	3,166,411	13,859,090	2,288,898	3,166,411	16,147,988	19,314,399	(8,345,890)	10,968,509	(L)
Vintage	Ontario, CA	2005-2007	300	7,059,230	47,677,762	246,411	7,059,230	47,924,173	54,983,403	(10,944,256)	44,039,147	33,000,000
Warwick Station	Westminster, CO	1986	332	2,274,121	21,113,974	3,143,399	2,274,121	24,257,373	26,531,494	(12,481,108)	14,050,386	8,355,000
Westgate Pasadena Apartments	Pasadena, CA	2010	480	22,898,848	133,521,158	22,444	22,898,848	133,543,602	156,442,450	(4,615,636)	151,826,814	97,145,000
Westwood Glen	Westwood, MA	1972	156	1,616,505	10,806,004	1,729,627	1,616,505	12,535,631	14,152,136	(4,951,551)	9,200,585	223,541
Whisper Creek	Denver, CO	2002	272	5,310,000	22,998,558	988,597	5,310,000	23,987,155	29,297,155	(6,870,894)	22,426,261	13,580,000
Wilkins Glen	Medfield, MA	1975	103	538,483	3,629,943	1,528,761	538,483	5,158,704	5,697,187	(2,335,788)	3,361,399	882,098
Windridge (CA)	Laguna Niguel, CA	1989	344	2,662,900	23,985,497	6,723,847	2,662,900	30,709,344	33,372,244	(17,637,598)	15,734,646	(I)
Woodlake (WA)	Kirkland, WA	1984	288	6,631,400	16,735,484	2,897,667	6,631,400	19,633,151	26,264,551	(9,764,092)	16,500,459	(L)
Wholly Owned Encumbered			37,453	1,229,307,164	4,561,433,644	388,065,518	1,229,307,164	4,949,499,162	6,178,806,326	(1,482,040,971)	4,696,765,355	2,547,898,280
Partially Owned Unencumbered:
1401 South State (fka City Lofts)	Chicago, IL	2008	278	6,882,467	61,577,830	74,937	6,882,467	61,652,767	68,535,234	(8,211,336)	60,323,898	—
2300 Elliott	Seattle, WA	1992	92	796,800	7,173,725	6,037,779	796,800	13,211,504	14,008,304	(8,320,446)	5,687,858	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2011

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/11
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/11 (B)	Encumbrances
400 Park Avenue South (EQR)	New York, NY	(F)	—	76,292,169	1,273,531	—	76,292,169	1,273,531	77,565,700	—	77,565,700	—
400 Park Avenue South (Toll)	New York, NY	(F)	—	58,090,357	—	—	58,090,357	—	58,090,357	—	58,090,357	—
Butterfield Ranch	Chino Hills, CA	(F)	—	15,617,709	4,458,157	—	15,617,709	4,458,157	20,075,866	—	20,075,866	—
Canyon Ridge	San Diego, CA	1989	162	4,869,448	11,955,063	1,820,884	4,869,448	13,775,947	18,645,395	(7,072,766)	11,572,629	—
Copper Creek	Tempe, AZ	1984	144	1,017,400	9,158,260	1,948,215	1,017,400	11,106,475	12,123,875	(6,030,660)	6,093,215	—
Country Oaks	Agoura Hills, CA	1985	256	6,105,000	29,561,865	3,283,088	6,105,000	32,844,953	38,949,953	(11,978,857)	26,971,096	—
Fox Ridge	Englewood, CO	1984	300	2,490,000	17,522,114	3,513,373	2,490,000	21,035,487	23,525,487	(9,051,210)	14,474,277	—
Hudson Crossing II	New York, NY	(F)	—	5,000,000	—	—	5,000,000	—	5,000,000	—	5,000,000	—
Monterra in Mill Creek	Mill Creek, WA	2003	139	2,800,000	13,255,123	264,501	2,800,000	13,519,624	16,319,624	(3,688,448)	12,631,176	—
Preserve at Briarcliff	Atlanta, GA	1994	182	6,370,000	17,766,322	701,402	6,370,000	18,467,724	24,837,724	(4,701,357)	20,136,367	—
Strayhorse at Arrowhead Ranch	Glendale, AZ	1998	136	4,400,000	12,968,001	268,668	4,400,000	13,236,669	17,636,669	(3,181,411)	14,455,258	—
Willow Brook (CA)	Pleasant Hill, CA	1985	228	5,055,000	38,388,672	2,571,207	5,055,000	40,959,879	46,014,879	(11,732,931)	34,281,948	—
Partially Owned Unencumbered			1,917	195,786,350	225,058,663	20,484,054	195,786,350	245,542,717	441,329,067	(73,969,422)	367,359,645	—
Partially Owned Encumbered:
Bellevue Meadows	Bellevue, WA	1983	180	4,507,100	12,574,814	4,168,565	4,507,100	16,743,379	21,250,479	(8,102,753)	13,147,726	16,538,000
Canyon Creek (CA)	San Ramon, CA	1984	268	5,425,000	18,812,121	6,048,256	5,425,000	24,860,377	30,285,377	(9,367,456)	20,917,921	28,200,000
Isle at Arrowhead Ranch	Glendale, AZ	1996	256	1,650,237	19,593,123	1,820,738	1,650,237	21,413,861	23,064,098	(10,657,381)	12,406,717	17,700,000
Lantern Cove	Foster City, CA	1985	232	6,945,000	23,064,976	3,858,408	6,945,000	26,923,384	33,868,384	(10,048,742)	23,819,642	36,455,000
Montclair Metro	Montclair, NJ	2009	163	2,400,887	43,605,687	41,720	2,400,887	43,647,407	46,048,294	(4,016,385)	42,031,909	33,418,656
Rosecliff	Quincy, MA	1990	156	5,460,000	15,721,570	1,744,506	5,460,000	17,466,076	22,926,076	(7,527,276)	15,398,800	17,400,000
Schooner Bay I	Foster City, CA	1985	168	5,345,000	20,390,618	3,819,571	5,345,000	24,210,189	29,555,189	(8,765,022)	20,790,167	28,870,000
Schooner Bay II	Foster City, CA	1985	144	4,550,000	18,064,764	3,552,438	4,550,000	21,617,202	26,167,202	(7,903,256)	18,263,946	26,175,000
Scottsdale Meadows	Scottsdale, AZ	1984	168	1,512,000	11,423,349	1,695,333	1,512,000	13,118,682	14,630,682	(6,778,792)	7,851,890	9,270,000
Surrey Downs	Bellevue, WA	1986	122	3,057,100	7,848,618	2,148,814	3,057,100	9,997,432	13,054,532	(4,730,062)	8,324,470	9,829,000
Virgil Square	Los Angeles, CA	1979	142	5,500,000	15,216,613	1,559,212	5,500,000	16,775,825	22,275,825	(4,665,674)	17,610,151	9,900,000
Partially Owned Encumbered			1,999	46,352,324	206,316,253	30,457,562	46,352,324	236,773,815	283,126,139	(82,562,799)	200,563,340	233,755,656
Portfolio/Entity Encumbrances (1)												1,329,833,000
Total Consolidated Investment in Real Estate			117,073	$4,742,556,710	$14,306,448,590	$1,358,940,646	$4,742,556,710	$15,665,389,236	$20,407,945,946	$(4,539,582,870)	$15,868,363,076	$4,111,486,936

(1)	See attached Encumbrances Reconciliation

EQUITY RESIDENTIAL
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2011
NOTES:

(A)	The balance of furniture & fixtures included in the total investment in real estate amount was $1,292,124,515 as of December 31, 2011.

(B)	The cost, net of accumulated depreciation, for Federal Income Tax purposes as of December 31, 2011 was approximately $11.4 billion.

(C)
The life to compute depreciation for building is 30 years, for building improvements ranges from 5 to 15 years, for furniture & fixtures and replacements is 5 to 10 years, and for in-place leases is the average remaining term of each respective lease.

(D)
This asset consists of various acquisition dates and largely represents furniture, fixtures and equipment, leasehold improvements and capitalized software costs owned by the Management Business, which are generally depreciated over periods ranging from 3 to 7 years.

(E)	Primarily represents capital expenditures for major maintenance and replacements incurred subsequent to each property’s acquisition date.

(F)	Represents land and/or construction-in-progress on projects either held for future development or projects currently under development.

(G)	A portion or all of these properties includes commercial space (retail, parking and/or office space).

(H)	Total properties and units exclude the Military Housing consisting of 2 properties and 4,901 units.

(I)	through (L) See Encumbrances Reconciliation schedule.

(M)	Boot property for Freddie Mac mortgage pool.

EXHIBIT INDEX
The exhibits listed below are filed as part of this report. References to exhibits or other filings under the caption “Location” indicate that the exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference. The Commission file numbers for our Exchange Act filings referenced below are 1-12252 (Equity Residential) and 0-24920 (ERP Operating Limited Partnership)

Exhibit	Description	Location
3.1	Articles of Restatement of Declaration of Trust of Equity Residential dated December 9, 2004.	Included as Exhibit 3.1 to Equity Residential’s Form 10-K for the year ended December 31, 2004.
3.2	Seventh Amended and Restated Bylaws of Equity Residential, effective as of December 14, 2010.	Included as Exhibit 3.1 to Equity Residential's Form 8-K dated and filed on December 14, 2010.
3.3	Sixth Amended and Restated Agreement of Limited Partnership for ERP Operating Limited Partnership dated as of March 12, 2009.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated March 12, 2009, filed on March 18, 2009.
4.1	Indenture, dated October 1, 1994, between the Operating Partnership and The Bank of New York Mellon Trust Company, N.A., as successor trustee (“Indenture”).	Included as Exhibit 4(a) to ERP Operating Limited Partnership’s Form S-3 filed on October 7, 1994.
4.2	First Supplemental Indenture to Indenture, dated as of September 9, 2004.	Included as Exhibit 4.2 to ERP Operating Limited Partnership’s Form 8-K, filed on September 10, 2004.
4.3	Second Supplemental Indenture to Indenture, dated as of August 23, 2006.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated August 16, 2006, filed on August 23, 2006.
4.4	Third Supplemental Indenture to Indenture, dated as of June 4, 2007.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.
4.5	Fourth Supplemental Indenture to Indenture, dated as of December 12, 2011.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated December 7, 2011, filed on December 9, 2011.
4.6	Terms Agreement regarding 6.625% Notes due March 15, 2012.	Included as Exhibit 1 to ERP Operating Limited Partnership’s Form 8-K, filed on March 14, 2002.
4.7	Form of 5.50% Note due October 1, 2012.	Included as Exhibit 4.2 to ERP Operating Limited Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.
4.8	Form of 5.2% Note due April 1, 2013.	Included as Exhibit 4 to ERP Operating Limited Partnership’s Form 8-K, filed on March 19, 2003.
4.9	Form of 5.25% Note due September 15, 2014.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K, filed on September 10, 2004.
4.10	Terms Agreement regarding 6.63% (subsequently remarketed to a 6.584% fixed rate) Notes due April 13, 2015.	Included as Exhibit 1 to ERP Operating Limited Partnership’s Form 8-K, filed on April 13, 1998.
4.11	Terms Agreement regarding 5.125% Notes due March 15, 2016.	Included as Exhibit 1.1 to ERP Operating Limited Partnership’s Form 8-K, filed on September 13, 2005.
4.12	Form of 5.375% Note due August 1, 2016.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated January 11, 2006, filed on January 18, 2006.
4.13	Form of 5.75% Note due June 15, 2017.	Included as Exhibit 4.3 to ERP Operating Limited Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.
4.14	Terms Agreement regarding 7 1/8% Notes due October 15, 2017.	Included as Exhibit 1 to ERP Operating Limited Partnership’s Form 8-K, filed on October 9, 1997.
4.15	Form of 4.75% Note due July 15, 2020.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated July 12, 2010, filed on July 15, 2010.
4.16	Form of 4.625% Note due December 15, 2021.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated December 7, 2011, filed on December 9, 2011.
4.17	Terms Agreement regarding 7.57% Notes due August 15, 2026.	Included as Exhibit 1 to ERP Operating Limited Partnership’s Form 8-K, filed on August 13, 1996.

Exhibit		Description	Location
10.1	*	Noncompetition Agreement (Zell).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158.
10.2	*	Noncompetition Agreement (Spector).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158.
10.3	*	Form of Noncompetition Agreement (other officers).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158.
10.4
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
Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated July 13, 2011, filed on July 14, 2011.
10.5		Guaranty of Payment made as of July 13, 2011 between Equity Residential and Bank of America, N.A., as administrative agent for the banks party to the Credit Agreement.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated July 13, 2011, filed on July 14, 2011.
10.6
Amendment No.1 to Revolving Credit Agreement dated as of January 6, 2012 among ERP Operating Limited Partnership, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Runners, Suntrust Bank, U.S. Bank National Association, and Wells Fargo Bank, National Association, as Documentation Agents, and Citibank, N.A., Deutsche Bank Securities Inc., and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents, and a syndicate of other banks.
Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated January 6, 2012, filed on January 9, 2012.
10.7
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
Included as Exhibit 10.8 to Equity Residential's Form 10-K for the year ended December 31, 2010.
10.8		Guaranty of Payment made as of October 5, 2007 between Equity Residential and Bank of America, N.A., as administrative agent for the lenders party to the Term Loan Agreement.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated October 5, 2007, filed on October 11, 2007.
10.9
Credit Agreement dated as of January 6, 2012, among ERP Operating Limited Partnership, EQR-Enterprise Holdings, LLC, Bank of America, N.A., as Administrative Agent, Deutsche Bank AG, New York Branch, as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Joint Book Runners, Wells Fargo Bank, National Association, Royal Bank of Canada and U.S. Bank National Association, as Documentation Agents, SunTrust Bank, The Bank of Nova Scotia and PNC Bank, National Association, as Co-Documentation Agents, and a syndicate of other banks (the "Delayed Draw Term Loan Agreement").
Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated January 6, 2012, filed on January 9, 2012.

Exhibit		Description	Location
10.10		Guaranty of Payment made as of January 6, 2012 between Equity Residential and Bank of America, N.A., as administrative agent for the lenders party to the Delayed Draw Term Loan Agreement.	Included as Exhibit 10.3 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated January 6, 2012, filed on January 9, 2012.
10.11
Guaranty of Payment made as of January 6, 2012 between ERP Operating Limited Partnership and Bank of America, N.A., as administrative agent for the lenders party to the Delayed Draw Term Loan Agreement.
Included as Exhibit 10.4 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated January 6, 2012, filed on January 9, 2012.
10.12		Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.	Included as Exhibit 10.16 to Equity Residential's Form 10-K for the year ended December 31, 1999.
10.13	*	Equity Residential 2011 Share Incentive Plan.	Included as Exhibit 99.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 16, 2011, filed on June 22, 2011.
10.14	*	Equity Residential Second Restated 2002 Share Incentive Plan dated December 10, 2008.	Included as Exhibit 10.15 to Equity Residential's Form 10-K for the year ended December 31, 2008.
10.15	*	First Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended September 30, 2010.
10.16	*	Second Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.3 to Equity Residential's Form 10-Q for the quarterly period ended June 30, 2011.
10.17	*	Equity Residential Amended and Restated 1993 Share Option and Share Award Plan.	Included as Exhibit 10.11 to Equity Residential's Form 10-K for the year ended December 31, 2001.
10.18	*	First Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended June 30, 2003.
10.19	*	Second Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.20 to Equity Residential's Form 10-K for the year ended December 31, 2006.
10.20	*	Third Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended June 30, 2007.
10.21	*	Fourth Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.2 to Equity Residential's Form 10-Q for the quarterly period ended September 30, 2008.
10.22	*	Fifth Amendment to Equity Residential 1993 Share Option and Share Award Plan dated December 10, 2008.	Included as Exhibit 10.21 to Equity Residential's Form 10-K for the year ended December 31, 2008.
10.23	*	Form of Change in Control Agreement between the Company and other executive officers.	Included as Exhibit 10.13 to Equity Residential's Form 10-K for the year ended December 31, 2001.
10.24	*	Form of First Amendment to Amended and Restated Change in Control/Severance Agreement with each executive officer.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2009.
10.25	*	Form of Indemnification Agreement between the Company and each trustee and executive officer.	Included as Exhibit 10.18 to Equity Residential's Form 10-K for the year ended December 31, 2003.
10.26	*	Form of Letter Agreement between Equity Residential and each of David J. Neithercut, Frederick C. Tuomi, Alan W. George and Bruce C. Strohm.	Included as Exhibit 10.3 to Equity Residential's Form 10-Q for the quarterly period ended September 30, 2008.
10.27	*	Form of Executive Retirement Benefits Agreement.	Included as Exhibit 10.24 to Equity Residential's Form 10-K for the year ended December 31, 2006.
10.28	*	Retirement Benefits Agreement between Samuel Zell and the Company dated October 18, 2001.	Included as Exhibit 10.18 to Equity Residential's Form 10-K for the year ended December 31, 2001.
10.29	*	Amended and Restated Deferred Compensation Agreement between the Company and Gerald A. Spector dated January 1, 2002.	Included as Exhibit 10.17 to Equity Residential's Form 10-K for the year ended December 31, 2001.
10.30	*	Change in Control Agreement dated as of March 13, 2009 by and between Equity Residential and Mark J. Parrell, Executive Vice President and Chief Financial Officer.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated March 12, 2009, filed on March 18, 2009.
10.31	*	The Equity Residential Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2012.	Attached herein.

Exhibit		Description	Location
10.32	*	The Equity Residential Grandfathered Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2005.	Included as Exhibit 10.2 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2008.
10.33		Amended and Restated Sales Agency Financing Agreement, dated February 3, 2011, among the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	Included as Exhibit 1.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on February 3, 2011.
10.34		Sales Agency Financing Agreement, dated February 3, 2011, among the Company, the Operating Partnership and BNY Mellon Capital Markets, LLC.	Included as Exhibit 1.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on February 3, 2011.
10.35		Amended and Restated Sales Agency Financing Agreement, dated February 3, 2011, among the Company, the Operating Partnership and J.P. Morgan Securities LLC.	Included as Exhibit 1.3 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on February 3, 2011.
10.36		Amended and Restated Sales Agency Financing Agreement, dated February 3, 2011, among the Company, the Operating Partnership and Morgan Stanley & Co. Incorporated.	Included as Exhibit 1.4 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on February 3, 2011.
10.37
Interest Purchase Agreement, dated December 2, 2011, by and among ERP Operating Limited Partnership, BIH ASN LLC, Archstone Equity Holdings Inc., Bank of America, N.A. and Banc of America Strategic Ventures, Inc.
Included as Exhibit 2.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated December 2, 2011, filed on December 5, 2011.
10.38
Other Interest Agreement, dated December 2, 2011, by and among ERP Operating Limited Partnership, BIH ASN LLC, Archstone Equity Holdings Inc., Bank of America, N.A. and Banc of America Strategic Ventures, Inc.
Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated December 2, 2011, filed on December 5, 2011.
10.39
First Amendment to Other Interest Agreement, dated February 17, 2012, by and among ERP Operating Limited Partnership, BIH ASN LLC, Archstone Equity Holdings Inc., Bank of America, N.A. and Banc of America Strategic Ventures, Inc.
Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 17, 2012, filed on February 21, 2012.
12		Computation of Ratio of Earnings to Combined Fixed Charges.	Attached herein.
21		List of Subsidiaries of Equity Residential and ERP Operating Limited Partnership.	Attached herein.
23.1		Consent of Ernst & Young LLP - Equity Residential.	Attached herein.
23.2		Consent of Ernst & Young LLP - ERP Operating Limited Partnership.	Attached herein.
24		Power of Attorney.	See the signature page to this report.
31.1		Equity Residential - Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.
31.2		Equity Residential - Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.
31.3		ERP Operating Limited Partnership - Certification of David J. Neithercut, Chief Executive Officer of Registrant's General Partner.	Attached herein.
31.4		ERP Operating Limited Partnership - Certification of Mark J. Parrell, Chief Financial Officer of Registrant's General Partner.	Attached herein.
32.1
Equity Residential - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of the Company.
Attached herein.
32.2		Equity Residential - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Financial Officer of the Company.	Attached herein.
32.3
ERP Operating Limited Partnership - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of Registrant's General Partner.
Attached herein.
32.4
ERP Operating Limited Partnership - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Financial Officer of Registrant's General Partner.
Attached herein.

Exhibit	Description	Location
101
XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statements of changes in equity (Equity Residential), (v) consolidated statements of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.
Attached herein.

*Management contracts and compensatory plans or arrangements filed as exhibits to this report are identified by an asterisk.