Form 10-Q
period 2012-03-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2012-05-03
CIK 906107, 931182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2012

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
The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on April 26, 2012 was 300,624,108.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended March 31, 2012 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company's and the Operating Partnership's corporate structure:
EQR is the general partner of, and as of March 31, 2012 owned an approximate 95.7% ownership interest in, ERPOP. The remaining 4.3% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP's day-to-day management.

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

TABLE OF CONTENTS

PAGE
PART I.

Item 1. Financial Statements of Equity Residential:

Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	2

Consolidated Statements of Operations for the quarters ended March 31, 2012 and 2011	3 to 4

Consolidated Statements of Cash Flows for the quarters ended March 31, 2012 and 2011	5 to 7

Consolidated Statement of Changes in Equity for the quarter ended March 31, 2012	8 to 9

Financial Statements of ERP Operating Limited Partnership:

Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	10

Consolidated Statements of Operations for the quarters ended March 31, 2012 and 2011	11 to 12

Consolidated Statements of Cash Flows for the quarters ended March 31, 2012 and 2011	13 to 15

Consolidated Statement of Changes in Capital for the quarter ended March 31, 2012	16 to 17

Notes to Consolidated Financial Statements of Equity Residential and ERP Operating Limited Partnership	18 to 37

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38 to 56

Item 3. Quantitative and Qualitative Disclosures about Market Risk	56

Item 4. Controls and Procedures	56

PART II.

Item 1. Legal Proceedings	57

Item 1A. Risk Factors	57

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3. Defaults Upon Senior Securities	57

Item 4. Mine Safety Disclosures	57

Item 5. Other Information	57

Item 6. Exhibits	57

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Investment in real estate
Land	$4,384,200	$4,367,816
Depreciable property	15,606,315	15,554,740
Projects under development	185,621	160,190
Land held for development	360,955	325,200
Investment in real estate	20,537,091	20,407,946
Accumulated depreciation	(4,658,994)	(4,539,583)
Investment in real estate, net	15,878,097	15,868,363
Cash and cash equivalents	219,628	383,921
Investments in unconsolidated entities	14,803	12,327
Deposits – restricted	182,182	152,237
Escrow deposits – mortgage	11,428	10,692
Deferred financing costs, net	45,861	44,608
Other assets	129,248	187,155
Total assets	$16,481,247	$16,659,303

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$4,056,976	$4,111,487
Notes, net	5,355,590	5,609,574
Lines of credit	—	—
Accounts payable and accrued expenses	77,055	35,206
Accrued interest payable	79,489	88,121
Other liabilities	261,448	291,289
Security deposits	65,468	65,286
Distributions payable	109,043	179,079
Total liabilities	10,005,069	10,380,042

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	457,224	416,404
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 1,600,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011	200,000	200,000
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 300,522,169 shares issued and outstanding as of March 31, 2012 and 297,508,185 shares issued and outstanding as of December 31, 2011	3,005	2,975
Paid in capital	5,152,975	5,047,186
Retained earnings	656,001	615,572
Accumulated other comprehensive (loss)	(189,973)	(196,718)
Total shareholders’ equity	5,822,008	5,669,015
Noncontrolling Interests:
Operating Partnership	123,031	119,536
Partially Owned Properties	73,915	74,306
Total Noncontrolling Interests	196,946	193,842
Total equity	6,018,954	5,862,857
Total liabilities and equity	$16,481,247	$16,659,303

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	Quarter Ended March 31,
	2012	2011
REVENUES
Rental income	$525,595	$464,550
Fee and asset management	2,064	1,806
Total revenues	527,659	466,356

EXPENSES
Property and maintenance	112,379	105,047
Real estate taxes and insurance	55,987	52,139
Property management	23,409	22,381
Fee and asset management	1,307	948
Depreciation	174,737	158,455
General and administrative	13,688	11,433
Total expenses	381,507	350,403

Operating income	146,152	115,953

Interest and other income	172	1,011
Other expenses	(7,067)	(2,160)
Interest:
Expense incurred, net	(118,703)	(120,528)
Amortization of deferred financing costs	(2,974)	(3,005)
Income (loss) before income and other taxes and discontinued operations	17,580	(8,729)
Income and other tax (expense) benefit	(191)	(184)
Income (loss) from continuing operations	17,389	(8,913)
Discontinued operations, net	134,778	141,979
Net income	152,167	133,066
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(6,418)	(5,775)
Partially Owned Properties	(450)	40
Net income attributable to controlling interests	145,299	127,331
Preferred distributions	(3,466)	(3,466)
Net income available to Common Shares	$141,833	$123,865

Earnings per share – basic:
Income (loss) from continuing operations available to Common Shares	$0.04	$(0.04)
Net income available to Common Shares	$0.47	$0.42
Weighted average Common Shares outstanding	298,805	292,895

Earnings per share – diluted:
Income (loss) from continuing operations available to Common Shares	$0.04	$(0.04)
Net income available to Common Shares	$0.47	$0.42
Weighted average Common Shares outstanding	315,230	292,895

Distributions declared per Common Share outstanding	$0.3375	$0.3375

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Amounts in thousands except per share data)
(Unaudited)

	Quarter Ended March 31,
	2012	2011
Comprehensive income:
Net income	$152,167	$133,066
Other comprehensive income:
Other comprehensive income – derivative instruments:
Unrealized holding gains arising during the period	3,218	6,082
Losses reclassified into earnings from other comprehensive income	3,563	956
Other comprehensive (loss) income – other instruments:
Unrealized holding (losses) gains arising during the period	(36)	146
Other comprehensive income	6,745	7,184
Comprehensive income	158,912	140,250
Comprehensive (income) attributable to Noncontrolling Interests	(6,868)	(5,735)
Comprehensive income attributable to controlling interests	$152,044	$134,515

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$152,167	$133,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	175,108	169,363
Amortization of deferred financing costs	2,974	3,074
Amortization of discounts and premiums on debt	(1,567)	373
Amortization of deferred settlements on derivative instruments	3,429	822
Write-off of pursuit costs	1,034	1,683
Distributions from unconsolidated entities – return on capital	89	41
Net (gain) on sales of discontinued operations	(132,956)	(123,754)
Unrealized (gain) on derivative instruments	(1)	—
Compensation paid with Company Common Shares	8,968	6,524
Changes in assets and liabilities:
(Increase) decrease in deposits – restricted	(2,768)	1,557
Decrease in other assets	12,262	5,771
Increase in accounts payable and accrued expenses	41,616	44,531
(Decrease) in accrued interest payable	(8,632)	(26,659)
(Decrease) in other liabilities	(16,878)	(28,836)
Increase (decrease) in security deposits	182	(28)
Net cash provided by operating activities	235,027	187,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(183,112)	(123,868)
Investment in real estate – development/other	(35,876)	(29,840)
Improvements to real estate	(30,225)	(29,891)
Additions to non-real estate property	(2,229)	(2,677)
Interest capitalized for real estate and unconsolidated entities under development	(4,996)	(1,700)
Proceeds from disposition of real estate, net	204,272	258,212
Investments in unconsolidated entities	(2,396)	(366)
(Increase) in deposits on real estate acquisitions and investments, net	(27,386)	(107,878)
(Increase) decrease in mortgage deposits	(736)	506
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(504)
Net cash (used for) investing activities	(82,684)	(38,006)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(4,227)	$(223)
Mortgage notes payable:
Proceeds	—	707
Restricted cash	209	(22,297)
Lump sum payoffs	(47,800)	(200,733)
Scheduled principal repayments	(3,970)	(4,223)
Notes, net:
Lump sum payoffs	(253,858)	(93,096)
Proceeds from sale of Common Shares	152,058	154,508
Proceeds from Employee Share Purchase Plan (ESPP)	4,210	2,742
Proceeds from exercise of options	18,938	32,719
Payment of offering costs	(1,887)	(2,352)
Contributions – Noncontrolling Interests – Partially Owned Properties	921	—
Contributions – Noncontrolling Interests – Operating Partnership	5	—
Distributions:
Common Shares	(168,350)	(132,655)
Preferred Shares	(3,466)	(3,466)
Noncontrolling Interests – Operating Partnership	(7,657)	(6,225)
Noncontrolling Interests – Partially Owned Properties	(1,762)	(264)
Net cash (used for) financing activities	(316,636)	(274,858)
Net (decrease) in cash and cash equivalents	(164,293)	(125,336)
Cash and cash equivalents, beginning of period	383,921	431,408
Cash and cash equivalents, end of period	$219,628	$306,072

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2012	2011
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$125,435	$146,514
Net cash paid for income and other taxes	$560	$341
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$26,900
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(2,153)	$(1,858)
Notes, net	$586	$2,231
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(134)	$(134)
Accumulated other comprehensive income	$3,563	$956
Unrealized (gain) on derivative instruments:
Other assets	$1,300	$810
Mortgage notes payable	$(588)	$(144)
Notes, net	$(712)	$(1,348)
Other liabilities	$(3,219)	$(5,400)
Accumulated other comprehensive income	$3,218	$6,082
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(4,827)	$(1,659)
Investments in unconsolidated entities	$(169)	$(41)
Other:
Receivable on sale of Common Shares	$28,457	$—

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

Quarter Ended March 31, 2012
SHAREHOLDERS’ EQUITY

PREFERRED SHARES
Balance, beginning of year	$200,000
Balance, end of period	$200,000

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$2,975
Issuance of Common Shares	21
Exercise of share options	7
Employee Share Purchase Plan (ESPP)	1
Share-based employee compensation expense:
Restricted shares	1
Balance, end of period	$3,005

PAID IN CAPITAL
Balance, beginning of year	$5,047,186
Common Share Issuance:
Conversion of OP Units into Common Shares	1,085
Issuance of Common Shares	123,580
Exercise of share options	18,931
Employee Share Purchase Plan (ESPP)	4,209
Share-based employee compensation expense:
Restricted shares	2,709
Share options	4,092
ESPP discount	743
Offering costs	(1,887)
Supplemental Executive Retirement Plan (SERP)	(6,292)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(37,603)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(3,778)
Balance, end of period	$5,152,975

RETAINED EARNINGS
Balance, beginning of year	$615,572
Net income attributable to controlling interests	145,299
Common Share distributions	(101,404)
Preferred Share distributions	(3,466)
Balance, end of period	$656,001

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)
(Amounts in thousands)
(Unaudited)

Quarter Ended March 31, 2012
SHAREHOLDERS' EQUITY (continued)
ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(196,718)
Accumulated other comprehensive income – derivative instruments:
Unrealized holding gains arising during the period	3,218
Losses reclassified into earnings from other comprehensive income	3,563
Accumulated other comprehensive (loss) – other instruments:
Unrealized holding (losses) arising during the period	(36)
Balance, end of period	$(189,973)

NONCONTROLLING INTERESTS

OPERATING PARTNERSHIP
Balance, beginning of year	$119,536
Issuance of LTIP Units to Noncontrolling Interests	5
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(1,085)
Equity compensation associated with Noncontrolling Interests	2,163
Net income attributable to Noncontrolling Interests	6,418
Distributions to Noncontrolling Interests	(4,567)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	(3,217)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	3,778
Balance, end of period	$123,031

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$74,306
Net income attributable to Noncontrolling Interests	450
Contributions by Noncontrolling Interests	921
Distributions to Noncontrolling Interests	(1,762)
Balance, end of period	$73,915

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Investment in real estate
Land	$4,384,200	$4,367,816
Depreciable property	15,606,315	15,554,740
Projects under development	185,621	160,190
Land held for development	360,955	325,200
Investment in real estate	20,537,091	20,407,946
Accumulated depreciation	(4,658,994)	(4,539,583)
Investment in real estate, net	15,878,097	15,868,363
Cash and cash equivalents	219,628	383,921
Investments in unconsolidated entities	14,803	12,327
Deposits – restricted	182,182	152,237
Escrow deposits – mortgage	11,428	10,692
Deferred financing costs, net	45,861	44,608
Other assets	129,248	187,155
Total assets	$16,481,247	$16,659,303

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$4,056,976	$4,111,487
Notes, net	5,355,590	5,609,574
Lines of credit	—	—
Accounts payable and accrued expenses	77,055	35,206
Accrued interest payable	79,489	88,121
Other liabilities	261,448	291,289
Security deposits	65,468	65,286
Distributions payable	109,043	179,079
Total liabilities	10,005,069	10,380,042

Commitments and contingencies

Redeemable Limited Partners	457,224	416,404
Capital:
Partners’ Capital:
Preference Units	200,000	200,000
General Partner	5,811,981	5,665,733
Limited Partners	123,031	119,536
Accumulated other comprehensive (loss)	(189,973)	(196,718)
Total partners’ capital	5,945,039	5,788,551
Noncontrolling Interests – Partially Owned Properties	73,915	74,306
Total capital	6,018,954	5,862,857
Total liabilities and capital	$16,481,247	$16,659,303

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per Unit data)
(Unaudited)

	Quarter Ended March 31,
	2012	2011
REVENUES
Rental income	$525,595	$464,550
Fee and asset management	2,064	1,806
Total revenues	527,659	466,356

EXPENSES
Property and maintenance	112,379	105,047
Real estate taxes and insurance	55,987	52,139
Property management	23,409	22,381
Fee and asset management	1,307	948
Depreciation	174,737	158,455
General and administrative	13,688	11,433
Total expenses	381,507	350,403

Operating income	146,152	115,953

Interest and other income	172	1,011
Other expenses	(7,067)	(2,160)
Interest:
Expense incurred, net	(118,703)	(120,528)
Amortization of deferred financing costs	(2,974)	(3,005)
Income (loss) before income and other taxes and discontinued operations	17,580	(8,729)
Income and other tax (expense) benefit	(191)	(184)
Income (loss) from continuing operations	17,389	(8,913)
Discontinued operations, net	134,778	141,979
Net income	152,167	133,066
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(450)	40
Net income attributable to controlling interests	$151,717	$133,106

ALLOCATION OF NET INCOME:
Preference Units	$3,466	$3,466

General Partner	$141,833	$123,865
Limited Partners	6,418	5,775
Net income available to Units	$148,251	$129,640

Earnings per Unit – basic:
Income (loss) from continuing operations available to Units	$0.04	$(0.04)
Net income available to Units	$0.47	$0.42
Weighted average Units outstanding	312,011	306,248

Earnings per Unit – diluted:
Income (loss) from continuing operations available to Units	$0.04	$(0.04)
Net income available to Units	$0.47	$0.42
Weighted average Units outstanding	315,230	306,248

Distributions declared per Unit outstanding	$0.3375	$0.3375

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Amounts in thousands except per Unit data)
(Unaudited)

	Quarter Ended March 31,
	2012	2011
Comprehensive income:
Net income	$152,167	$133,066
Other comprehensive income:
Other comprehensive income – derivative instruments:
Unrealized holding gains arising during the period	3,218	6,082
Losses reclassified into earnings from other comprehensive income	3,563	956
Other comprehensive (loss) income – other instruments:
Unrealized holding (losses) gains arising during the period	(36)	146
Other comprehensive income	6,745	7,184
Comprehensive income	158,912	140,250
Comprehensive (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(450)	40
Comprehensive income attributable to controlling interests	$158,462	$140,290

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$152,167	$133,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	175,108	169,363
Amortization of deferred financing costs	2,974	3,074
Amortization of discounts and premiums on debt	(1,567)	373
Amortization of deferred settlements on derivative instruments	3,429	822
Write-off of pursuit costs	1,034	1,683
Distributions from unconsolidated entities – return on capital	89	41
Net (gain) on sales of discontinued operations	(132,956)	(123,754)
Unrealized (gain) on derivative instruments	(1)	—
Compensation paid with Company Common Shares	8,968	6,524
Changes in assets and liabilities:
(Increase) decrease in deposits – restricted	(2,768)	1,557
Decrease in other assets	12,262	5,771
Increase in accounts payable and accrued expenses	41,616	44,531
(Decrease) in accrued interest payable	(8,632)	(26,659)
(Decrease) in other liabilities	(16,878)	(28,836)
Increase (decrease) in security deposits	182	(28)
Net cash provided by operating activities	235,027	187,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(183,112)	(123,868)
Investment in real estate – development/other	(35,876)	(29,840)
Improvements to real estate	(30,225)	(29,891)
Additions to non-real estate property	(2,229)	(2,677)
Interest capitalized for real estate and unconsolidated entities under development	(4,996)	(1,700)
Proceeds from disposition of real estate, net	204,272	258,212
Investments in unconsolidated entities	(2,396)	(366)
(Increase) in deposits on real estate acquisitions and investments, net	(27,386)	(107,878)
(Increase) decrease in mortgage deposits	(736)	506
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(504)
Net cash (used for) investing activities	(82,684)	(38,006)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(4,227)	$(223)
Mortgage notes payable:
Proceeds	—	707
Restricted cash	209	(22,297)
Lump sum payoffs	(47,800)	(200,733)
Scheduled principal repayments	(3,970)	(4,223)
Notes, net:
Lump sum payoffs	(253,858)	(93,096)
Proceeds from sale of OP Units	152,058	154,508
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	4,210	2,742
Proceeds from exercise of EQR options	18,938	32,719
Payment of offering costs	(1,887)	(2,352)
Contributions – Noncontrolling Interests – Partially Owned Properties	921	—
Contributions – Limited Partners	5	—
Distributions:
OP Units – General Partner	(168,350)	(132,655)
Preference Units	(3,466)	(3,466)
OP Units – Limited Partners	(7,657)	(6,225)
Noncontrolling Interests – Partially Owned Properties	(1,762)	(264)
Net cash (used for) financing activities	(316,636)	(274,858)
Net (decrease) in cash and cash equivalents	(164,293)	(125,336)
Cash and cash equivalents, beginning of period	383,921	431,408
Cash and cash equivalents, end of period	$219,628	$306,072

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2012	2011
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$125,435	$146,514
Net cash paid for income and other taxes	$560	$341
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$26,900
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(2,153)	$(1,858)
Notes, net	$586	$2,231
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(134)	$(134)
Accumulated other comprehensive income	$3,563	$956
Unrealized (gain) on derivative instruments:
Other assets	$1,300	$810
Mortgage notes payable	$(588)	$(144)
Notes, net	$(712)	$(1,348)
Other liabilities	$(3,219)	$(5,400)
Accumulated other comprehensive income	$3,218	$6,082
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(4,827)	$(1,659)
Investments in unconsolidated entities	$(169)	$(41)
Other:
Receivable on sale of OP Units	$28,457	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(Amounts in thousands)
(Unaudited)

Quarter Ended March 31, 2012
PARTNERS’ CAPITAL

PREFERENCE UNITS
Balance, beginning of year	$200,000
Balance, end of period	$200,000

GENERAL PARTNER
Balance, beginning of year	$5,665,733
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	1,085
Issuance of OP Units	123,601
Exercise of EQR share options	18,938
EQR’s Employee Share Purchase Plan (ESPP)	4,210
Share-based employee compensation expense:
EQR restricted shares	2,710
EQR share options	4,092
EQR ESPP discount	743
Offering costs	(1,887)
Net income available to Units – General Partner	141,833
OP Units – General Partner distributions	(101,404)
Supplemental Executive Retirement Plan (SERP)	(6,292)
Change in market value of Redeemable Limited Partners	(37,603)
Adjustment for Limited Partners ownership in Operating Partnership	(3,778)
Balance, end of period	$5,811,981

LIMITED PARTNERS
Balance, beginning of year	$119,536
Issuance of LTIP Units to Limited Partners	5
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(1,085)
Equity compensation associated with Units – Limited Partners	2,163
Net income available to Units – Limited Partners	6,418
Units – Limited Partners distributions	(4,567)
Change in carrying value of Redeemable Limited Partners	(3,217)
Adjustment for Limited Partners ownership in Operating Partnership	3,778
Balance, end of period	$123,031

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(196,718)
Accumulated other comprehensive income – derivative instruments:
Unrealized holding gains arising during the period	3,218
Losses reclassified into earnings from other comprehensive income	3,563
Accumulated other comprehensive (loss) – other instruments:
Unrealized holding (losses) arising during the period	(36)
Balance, end of period	$(189,973)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL (Continued)
(Amounts in thousands)
(Unaudited)

Quarter Ended March 31, 2012
NONCONTROLLING INTERESTS

NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$74,306
Net income attributable to Noncontrolling Interests	450
Contributions by Noncontrolling Interests	921
Distributions to Noncontrolling Interests	(1,762)
Balance, end of period	$73,915

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
EQR is the general partner of, and as of March 31, 2012 owned an approximate 95.7% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
As of March 31, 2012, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 427 properties located in 14 states and the District of Columbia consisting of 121,011 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	404	112,181
Partially Owned Properties – Consolidated	21	3,916
Military Housing	2	4,914
	427	121,011

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. Operating results for the quarter ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The balance sheets at December 31, 2011 have been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2011.

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

Deferred tax assets and liabilities applicable to the TRS are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of March 31, 2012, the Company has recorded a deferred tax asset of approximately $31.7 million, which is fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.

Other

The Company is the controlling partner in various consolidated partnerships owning 21 properties and 3,916 apartment units and various completed and uncompleted development properties having a noncontrolling interest book value of $73.9 million at March 31, 2012. The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning six properties having a noncontrolling interest deficit balance of $4.7 million. These six partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of March 31, 2012, the Company estimates the value of Noncontrolling Interest distributions for these six properties would have been approximately $36.1 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the six Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on March 31, 2012 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company’s Partially Owned Properties is subject to change. To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

Effective January 1, 2011, companies are required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements. This does not have a material effect on the Company’s consolidated results of operations or financial position. See Note 9 for further discussion.

Effective January 1, 2012, companies are required to separately disclose the amounts and reasons for any transfers of assets and liabilities into and out of Level 1 and Level 2 of the fair value hierarchy. For fair value measurements using significant unobservable inputs (Level 3), companies are required to disclose quantitative information about the significant unobservable inputs used for all Level 3 measurements and a description of the Company’s valuation processes in determining fair value. In addition, companies are required to provide a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs. Companies are also required to disclose information about when the current use of a non-financial asset measured at fair value differs from its highest and best use and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. This does not have a material effect on the Company's consolidated results of operations or financial position. See Note 9 for further discussion.

3.	Equity, Capital and Other Interests

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and Long-Term Incentive Plan (“LTIP”) Units) for the quarter ended March 31, 2012:

2012
Common Shares
Common Shares outstanding at January 1,	297,508,185
Common Shares Issued:
Conversion of OP Units	31,361
Issuance of Common Shares	2,078,310
Exercise of share options	690,340
Employee Share Purchase Plan (ESPP)	85,837
Restricted share grants, net	128,136
Common Shares outstanding at March 31,	300,522,169
Units
Units outstanding at January 1,	13,492,543
LTIP Units, net	70,235
Conversion of OP Units to Common Shares	(31,361)
Units outstanding at March 31,	13,531,417
Total Common Shares and Units outstanding at March 31,	314,053,586
Units Ownership Interest in Operating Partnership	4.3%
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
The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at March 31, 2012 and December 31, 2011.
The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of March 31, 2012, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $457.2 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the change in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the quarter ended March 31, 2012 (amounts in thousands):

2012
Balance at January 1,	$416,404
Change in market value	37,603
Change in carrying value	3,217
Balance at March 31,	$457,224
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
The following table presents the Company’s issued and outstanding Preferred Shares as of March 31, 2012 and December 31, 2011:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Share (2)	March 31, 2012	December 31, 2011
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	12/10/26	$4.145	$50,000	$50,000
6.48% Series N Cumulative Redeemable Preferred; liquidation value $250 per share; 600,000 shares issued and outstanding at March 31, 2012 and December 31, 2011 (3)	06/19/08	$16.20	150,000	150,000
			$200,000	$200,000

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

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the quarter ended March 31, 2012:

2012
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	311,000,728
Issued to General Partner:
Issuance of OP Units	2,078,310
Exercise of EQR share options	690,340
EQR’s Employee Share Purchase Plan (ESPP)	85,837
EQR's restricted share grants, net	128,136
Issued to Limited Partners:
LTIP Units, net	70,235
General and Limited Partner Units outstanding at March 31,	314,053,586
Limited Partner Units
Limited Partner Units outstanding at January 1,	13,492,543
Limited Partner LTIP Units, net	70,235
Conversion of Limited Partner OP Units to EQR Common Shares	(31,361)
Limited Partner Units outstanding at March 31,	13,531,417
Limited Partner Units Ownership Interest in Operating Partnership	4.3%
The Limited Partners of the Operating Partnership as of March 31, 2012 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of LTIP Units. Subject to certain exceptions (including the “book-up” requirements of LTIP Units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units. Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.
The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR. Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.
The Limited Partner Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at March 31, 2012 and December 31, 2011.
The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total. Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above. As of March 31, 2012, the Redeemable Limited Partner Units have a redemption value of approximately $457.2 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Limited Partner Units.
The following table presents the change in the redemption value of the Redeemable Limited Partners for the quarter ended March 31, 2012 (amounts in thousands):

2012
Balance at January 1,	$416,404
Change in market value	37,603
Change in carrying value	3,217
Balance at March 31,	$457,224

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
The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of March 31, 2012 and December 31, 2011:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Unit (2)	March 31, 2012	December 31, 2011
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at March 31, 2012 and December 31, 2011	12/10/26	$4.145	$50,000	$50,000
6.48% Series N Cumulative Redeemable Preference Units; liquidation value $250 per unit; 600,000 units issued and outstanding at March 31, 2012 and December 31, 2011 (3)	06/19/08	$16.20	150,000	150,000
			$200,000	$200,000

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

Other

In September 2009, the Company announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell up to 17.0 million Common Shares from time to time over the next three years (later increased by 5.7 million Common Shares and extended to February 2014) into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). During the quarter ended March 31, 2012, EQR issued approximately 2.1 million Common Shares at an average price of $59.47 per share for total consideration of approximately $123.6 million through the ATM program. Concurrent with these transactions, ERPOP issued approximately 2.1 million OP Units to EQR. EQR has 7.1 million Common Shares remaining available for issuance under the ATM program as of March 31, 2012.

EQR has a share repurchase program authorized by the Board of Trustees under which it has authorization to repurchase up to $464.6 million of its shares as of March 31, 2012. No shares were repurchased during the quarter ended March 31, 2012.

4.	Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of March 31, 2012 and December 31, 2011 (amounts in thousands):

	March 31, 2012	December 31, 2011
Land	$4,384,200	$4,367,816
Depreciable property:
Buildings and improvements	14,294,619	14,262,616
Furniture, fixtures and equipment	1,311,696	1,292,124
Projects under development:
Land	76,112	75,646
Construction-in-progress	109,509	84,544
Land held for development:
Land	323,017	299,096
Construction-in-progress	37,938	26,104
Investment in real estate	20,537,091	20,407,946
Accumulated depreciation	(4,658,994)	(4,539,583)
Investment in real estate, net	$15,878,097	$15,868,363

During the quarter ended March 31, 2012, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated	3	544	$159,100
Land Parcels (two)	—	—	23,740
Total	3	544	$182,840

During the quarter ended March 31, 2012, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	3	1,522	$206,350
Total	3	1,522	$206,350

The Company recognized a net gain on sales of discontinued operations of approximately $133.0 million on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate

In addition to the property that was subsequently acquired as discussed in Note 14, the Company has entered into separate agreements to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Land Parcels (four)	—	—	$73,500
Total	—	—	$73,500

In addition to the properties that were subsequently disposed of as discussed in Note 14, the Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties	3	699	$54,100
Total	3	699	$54,100

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following tables and information summarize the Company’s investments in partially owned entities as of March 31, 2012 (amounts in thousands except for project and apartment unit amounts):

	Consolidated
	Development Projects (VIEs) (4)
	Held for and/or Under Development	Completed and Stabilized	Other	Total

Total projects (1)	—	2	19	21

Total apartment units (1)	—	441	3,475	3,916

Balance sheet information at 3/31/12 (at 100%):
ASSETS
Investment in real estate	$162,547	$114,595	$450,120	$727,262
Accumulated depreciation	—	(13,269)	(148,177)	(161,446)
Investment in real estate, net	162,547	101,326	301,943	565,816
Cash and cash equivalents	2,448	1,243	11,515	15,206
Deposits – restricted	43,586	2,295	5	45,886
Escrow deposits – mortgage	—	70	—	70
Deferred financing costs, net	—	37	1,125	1,162
Other assets	5,766	115	147	6,028
Total assets	$214,347	$105,086	$314,735	$634,168

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable	$—	$33,175	$200,337	$233,512
Accounts payable & accrued expenses	7	431	1,925	2,363
Accrued interest payable	—	104	782	886
Other liabilities	1,272	51	889	2,212
Security deposits	—	111	1,483	1,594
Total liabilities	1,279	33,872	205,416	240,567

Noncontrolling Interests – Partially Owned Properties	79,011	1,079	(6,175)	73,915
Company equity/General and Limited Partners' Capital	134,057	70,135	115,494	319,686
Total equity/capital	213,068	71,214	109,319	393,601
Total liabilities and equity/capital	$214,347	$105,086	$314,735	$634,168

Debt – Secured (2):
Company/Operating Partnership Ownership (3)	$—	$33,175	$159,068	$192,243
Noncontrolling Ownership	—	—	41,269	41,269
Total (at 100%)	$—	$33,175	$200,337	$233,512

	Consolidated
	Development Projects (VIEs) (4)
	Held for and/or Under Development	Completed and Stabilized	Other	Total
Operating information for the quarter ended 3/31/12 (at 100%):
Operating revenue	$—	$2,349	$15,045	$17,394
Operating expenses	(18)	375	4,871	5,228
Net operating income	18	1,974	10,174	12,166
Depreciation	—	1,042	3,872	4,914
General and administrative/other	4	2	13	19
Operating income	14	930	6,289	7,233
Interest and other income	1	1	—	2
Other expenses	(61)	—	—	(61)
Interest:
Expense incurred, net	—	(337)	(2,346)	(2,683)
Amortization of deferred financing costs	—	(107)	(54)	(161)
(Loss) income before income and other taxes	(46)	487	3,889	4,330
Income and other tax (expense) benefit	(26)	—	(21)	(47)
Net (loss) income	$(72)	$487	$3,868	$4,283

(1)	Project and apartment unit counts exclude all uncompleted development projects until those projects are substantially completed.

(2)	All debt is non-recourse to the Company.

(3)	Represents the Company’s/Operating Partnership’s current economic ownership interest.

(4)	A development project with a noncontrolling interest balance of $76.7 million is not a VIE.

The Company is the controlling partner in various consolidated partnership properties and development properties having a noncontrolling interest book value of $73.9 million at March 31, 2012. The Company has identified certain development partnerships as VIEs as the Company provides substantially all of the capital for these ventures (other than third party mortgage debt, if any) despite the fact that each partner legally owns 50% of each venture. The Company is the primary beneficiary as it exerts the most significant power over the ventures, absorbs the majority of the expected losses and has the right to receive a majority of the expected residual returns. The assets net of liabilities of the Company’s VIEs are restricted in their use to the specific VIE to which they relate and are not available for general corporate use. The Company does not have any unconsolidated VIEs.

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet (not a VIE). Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of March 31, 2012, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $186.3 million, of which Toll Brothers' noncontrolling interest balance totaled $76.7 million.

The Company admitted an 80% institutional partner to two separate entities/transactions (one in December 2010 and the other in August 2011), each owning a developable land parcel, in exchange for $40.1 million in cash and retained a 20% equity interest in both of these entities. These land parcels are now unconsolidated. Total project costs are approximately $232.8 million and construction will be predominantly funded with two separate long-term, non-recourse secured loans from the partner. While the Company is the managing member of both of the joint ventures, is responsible for constructing both of the projects and has given certain construction cost overrun guarantees, all major decisions are made jointly, the large majority of funding is provided by the partner and the partner has significant involvement in and oversight of the ongoing projects, neither of which is a VIE. The Company's remaining funding obligations are currently estimated at $3.0 million.

7.	Deposits – Restricted

The following table presents the Company’s restricted deposits as of March 31, 2012 and December 31, 2011 (amounts in thousands):

	March 31, 2012	December 31, 2011
Tax–deferred (1031) exchange proceeds	$79,145	$53,668
Earnest money on pending acquisitions	10,175	7,882
Restricted deposits on debt	2,161	2,370
Restricted deposits on real estate investments	43,586	43,970
Resident security and utility deposits	43,029	40,403
Other	4,086	3,944
Totals	$182,182	$152,237

8.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. EQR guarantees the Operating Partnership’s $500.0 million unsecured senior term loan and $500.0 million unsecured senior delayed draw term loan and also guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.

Mortgage Notes Payable

As of March 31, 2012, the Company had outstanding mortgage debt of approximately $4.1 billion.

During the quarter ended March 31, 2012, the Company:

▪	Repaid $51.8 million of mortgage loans.

As of March 31, 2012, the Company had $459.2 million of secured debt subject to third party credit enhancement.

As of March 31, 2012, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through September 1, 2048. At March 31, 2012, the interest rate range on the Company’s mortgage debt was 0.09% to 11.25%. During the quarter ended March 31, 2012, the weighted average interest rate on the Company’s mortgage debt was 4.88%.

Notes

As of March 31, 2012, the Company had outstanding unsecured notes of approximately $5.4 billion.

During the quarter ended March 31, 2012, the Company:

▪	Repaid $253.9 million of 6.625% unsecured notes at maturity; and

▪
Entered into a new senior unsecured $500.0 million delayed draw term loan facility which is currently undrawn and may be drawn anytime on or before July 4, 2012. If the Company elects to draw on this facility, up to the full amount of the principal will be funded in a single borrowing and the maturity date will be January 4, 2013, subject to two one-year extension options exercisable by the Company. The interest rate on advances under the new term loan facility will generally be LIBOR plus a spread (currently 1.25%), which is dependent on the credit rating of the Company's long term debt.

In December 2011, the Company obtained a commitment for a senior unsecured bridge loan facility in an aggregate principal amount not to exceed $1.0 billion to finance the potential acquisition of an ownership interest in Archstone, a privately-held owner, operator and developer of multifamily apartment properties. On January 6, 2012, the Company terminated this $1.0 billion bridge loan facility in connection with an amendment to the Company's revolving credit facility (see below for further discussion) and the execution of the term loan facility discussed above.

As of March 31, 2012, scheduled maturities for the Company’s outstanding notes were at various dates through 2026.

At March 31, 2012, the interest rate range on the Company’s notes was 0.74% to 7.57%. During the quarter ended March 31, 2012, the weighted average interest rate on the Company’s notes was 5.14%.

Lines of Credit

In July 2011, the Company replaced its then existing unsecured revolving credit facility with a new $1.25 billion unsecured revolving credit facility maturing on July 13, 2014, subject to a one-year extension option exercisable by the Company. The Company has the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. On January 6, 2012, the Company amended this credit facility to increase available borrowings by an additional $500.0 million to $1.75 billion with all other terms, including the July 13, 2014 maturity date, remaining the same. The interest rate on advances under the new credit facility will generally be LIBOR plus a spread (currently 1.15%) and the Company pays an annual facility fee of 0.2%. Both the spread and the facility fee are dependent on the credit rating of the Company’s long-term debt. This facility replaced the Company’s then existing $1.425 billion facility which was scheduled to mature in February 2012.

As of March 31, 2012, the amount available on the credit facility was $1.72 billion (net of $30.8 million which was restricted/dedicated to support letters of credit). The Company did not draw and had no balance outstanding on its revolving credit facility at any time during the quarter ended March 31, 2012.

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

The carrying values of the Company’s mortgage notes payable and unsecured notes were approximately $4.1 billion and $5.4 billion, respectively, at March 31, 2012. The fair values of the Company’s mortgage notes payable and unsecured notes were approximately $4.3 billion (Level 2) and $5.8 billion (Level 2), respectively, at March 31, 2012. The carrying values of the Company's mortgage notes payable and unsecured notes were approximately $4.1 billion and $5.6 billion, respectively, at December 31, 2011. The fair values of the Company’s mortgage notes payable and unsecured notes were approximately $4.3 billion (Level 2) and $6.0 billion (Level 2), respectively, at December 31, 2011. The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, derivative instruments and investment securities), including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.

The following table summarizes the Company’s consolidated derivative instruments at March 31, 2012 (dollar amounts are in thousands):

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

(2)
Forward Starting Swaps – Designed to partially fix the interest rate in advance of a planned future debt issuance. These swaps have mandatory counterparty terminations in 2014, and are targeted to 2013 issuances.

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

The Company’s derivative positions are valued using models developed by the respective counterparty as well as models developed internally by the Company that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). Employee holdings other than Common Shares within the supplemental executive retirement plan (the “SERP”) are valued using quoted market prices for identical assets and are included in other assets and other liabilities on the consolidated balance sheet. The Company’s investment securities are valued using quoted market prices or readily available market interest rate data. Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are valued using the quoted market price of Common Shares. The fair values disclosed for mortgage notes payable and unsecured notes were calculated using indicative rates provided by lenders of similar loans in the case of mortgage notes payable and the private unsecured notes and quoted market prices for each underlying issuance in the case of the public unsecured notes.

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	3/31/2012	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$7,672	$—	$7,672	$—
Supplemental Executive Retirement Plan	Other Assets	55,572	55,572	—	—
Available-for-Sale Investment Securities	Other Assets	1,514	1,514	—	—
Total		$64,758	$57,086	$7,672	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$29,061	$—	$29,061	$—
Supplemental Executive Retirement Plan	Other Liabilities	55,572	55,572	—	—
Total		$84,633	$55,572	$29,061	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$457,224	$—	$457,224	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2011	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$8,972	$—	$8,972	$—
Supplemental Executive Retirement Plan	Other Assets	71,426	71,426	—	—
Available-for-Sale Investment Securities	Other Assets	1,550	1,550	—	—
Total		$81,948	$72,976	$8,972	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$32,278	$—	$32,278	$—
Supplemental Executive Retirement Plan	Other Liabilities	71,426	71,426	—	—
Total		$103,704	$71,426	$32,278	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$416,404	$—	$416,404	$—
The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying Consolidated Statements of Operations for the quarters ended March 31, 2012 and 2011, respectively (amounts in thousands):

March 31, 2012 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,300)	Fixed rate debt	Interest expense	$1,300
Total		$(1,300)			$1,300

March 31, 2011 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,492)	Fixed rate debt	Interest expense	$1,492
Total		$(1,492)			$1,492

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying Consolidated Statements of Operations for the quarters ended March 31, 2012 and 2011, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
March 31, 2012 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$3,218	Interest expense	$(3,563)	N/A	$—
Total	$3,218		$(3,563)		$—

	Effective Portion			Ineffective Portion
March 31, 2011 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$5,255	Interest expense	$(956)	N/A	$—
Development Interest Rate Swaps/Caps	827	Interest expense	—	N/A	—
Total	$6,082		$(956)		$—
As of March 31, 2012 and December 31, 2011, there were approximately $190.8 million and $197.6 million in deferred losses, net, included in accumulated other comprehensive (loss), respectively, related to derivative instruments. Based on the estimated fair values of the net derivative instruments at March 31, 2012, the Company may recognize an estimated $19.6 million of accumulated other comprehensive (loss) as additional interest expense during the twelve months ending March 31, 2013.
The following tables sets forth the maturity, amortized cost, gross unrealized gains and losses, book/fair value and interest and other income of the various investment securities held as of March 31, 2012 and December 31, 2011, respectively (amounts in thousands):

		Other Assets
March 31, 2012 Security	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Book/ Fair Value	Interest and Other Income
Available-for-Sale Investment Securities	N/A	$675	$839	$—	$1,514	$—
Total		$675	$839	$—	$1,514	$—

		Other Assets
December 31, 2011 Security	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Book/ Fair Value	Interest and Other Income
Available-for-Sale Investment Securities	N/A	$675	$875	$—	$1,550	$—
Total		$675	$875	$—	$1,550	$—

10.	Earning Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Quarter Ended March 31,
	2012	2011
Numerator for net income per share – basic:
Income (loss) from continuing operations	$17,389	$(8,913)
Allocation to Noncontrolling Interests – Operating Partnership, net	(582)	543
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(450)	40
Preferred distributions	(3,466)	(3,466)
Income (loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	12,891	(11,796)
Discontinued operations, net of Noncontrolling Interests	128,942	135,661
Numerator for net income per share – basic	$141,833	$123,865
Numerator for net income per share – diluted (1):
Income from continuing operations	$17,389
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(450)
Preferred distributions	(3,466)
Income from continuing operations available to Common Shares	13,473
Discontinued operations, net	134,778
Numerator for net income per share – diluted (1)	$148,251	$123,865
Denominator for net income per share – basic and diluted (1):
Denominator for net income per share – basic	298,805	292,895
Effect of dilutive securities:
OP Units	13,206
Long-term compensation shares/units	3,219
Denominator for net income per share – diluted (1)	315,230	292,895
Net income per share – basic	$0.47	$0.42
Net income per share – diluted	$0.47	$0.42
Net income per share – basic:
Income (loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	$0.043	$(0.040)
Discontinued operations, net of Noncontrolling Interests	0.432	0.463
Net income per share – basic	$0.475	$0.423
Net income per share – diluted (1):
Income (loss) from continuing operations available to Common Shares	$0.043	$(0.040)
Discontinued operations, net	0.427	0.463
Net income per share – diluted	$0.470	$0.423

(1)
Potential common shares issuable from the assumed conversion of OP Units and the exercise/vesting of long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per share calculation as the Company had a loss from continuing operations for the quarter ended March 31, 2011.

The effect of the Common Shares that could ultimately be issued upon the conversion/exchange of the Company’s $650.0 million exchangeable senior notes ($482.5 million outstanding were redeemed on August 18, 2011) was not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Quarter Ended March 31,
	2012	2011
Numerator for net income per Unit – basic and diluted (1):
Income (loss) from continuing operations	$17,389	$(8,913)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(450)	40
Allocation to Preference Units	(3,466)	(3,466)
Income (loss) from continuing operations available to Units	13,473	(12,339)
Discontinued operations, net	134,778	141,979
Numerator for net income per Unit – basic and diluted (1)	$148,251	$129,640
Denominator for net income per Unit – basic and diluted (1):
Denominator for net income per Unit – basic	312,011	306,248
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	3,219
Denominator for net income per Unit – diluted (1)	315,230	306,248
Net income per Unit – basic	$0.47	$0.42
Net income per Unit – diluted	$0.47	$0.42
Net income per Unit – basic:
Income (loss) from continuing operations available to Units	$0.043	$(0.040)
Discontinued operations, net	0.432	0.463
Net income per Unit – basic	$0.475	$0.423
Net income per Unit – diluted (1):
Income (loss) from continuing operations available to Units	$0.043	$(0.040)
Discontinued operations, net	0.427	0.463
Net income per Unit – diluted	$0.470	$0.423

(1)
Potential Units issuable from the assumed exercise/vesting of the Company’s long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per Unit calculation as the Operating Partnership had a loss from continuing operations for the quarter ended March 31, 2011.

The effect of the Common Shares/OP Units that could ultimately be issued upon the conversion/exchange of the Company’s $650.0 million exchangeable senior notes ($482.5 million outstanding were redeemed on August 18, 2011) was not included in the computation of diluted earnings per Unit because the effects would be anti-dilutive.

11.	Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of and all properties held for sale, if any.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during the quarters ended March 31, 2012 and 2011 (amounts in thousands).

	Quarter Ended March 31,
	2012	2011
REVENUES
Rental income	$2,931	$60,157
Total revenues	2,931	60,157

EXPENSES (1)
Property and maintenance	422	26,019
Real estate taxes and insurance	250	4,362
Depreciation	371	10,908
General and administrative	4	11
Total expenses	1,047	41,300

Discontinued operating income	1,884	18,857

Interest and other income	25	5
Other expenses	—	(4)
Interest (2):
Expense incurred, net	(7)	(522)
Amortization of deferred financing costs	—	(69)
Income and other tax (expense) benefit	(80)	(42)

Discontinued operations	1,822	18,225
Net gain on sales of discontinued operations	132,956	123,754

Discontinued operations, net	$134,778	$141,979

(1)	Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Company’s period of ownership.

(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.
For the properties sold during the quarter ended March 31, 2012, the investment in real estate, net of accumulated depreciation at December 31, 2011 was $71.6 million and there were no mortgages outstanding on these properties.

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

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at March 31, 2012. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of March 31, 2012, the Company has six consolidated projects totaling 1,535 apartment units in various stages of development with commitments to fund of approximately $325.8 million and estimated completion dates ranging through March 31, 2014, as well as other completed development projects that are in various stages of lease up or are stabilized. The consolidated projects under development are being developed solely by the Company, while certain completed development projects were either developed solely by the Company or co-developed with various third party development partners. The development venture agreements with partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The partner is most often the “general” or “managing” partner of the development venture. The typical buy-sell arrangements contain appraisal rights and provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interest in the project at fair market value upon the expiration of a negotiated time period (typically two to five years after substantial completion of the project).

As of March 31, 2012, the Company has two unconsolidated projects totaling 945 apartment units under development with commitments to fund of approximately $3.0 million and estimated completion dates ranging through December 31, 2013. While the Company is the managing member of both of the joint ventures, is responsible for constructing both projects and has given certain construction cost overrun guarantees, all major decisions are made jointly, the large majority of funding is provided by the partner and the partner has significant involvement in and oversight of the ongoing projects. The buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events (including at stabilization) described in the development venture agreements.

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of March 31, 2012, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $186.3 million, of which Toll Brothers' noncontrolling interest balance totaled $76.7 million.

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

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the quarters ended March 31, 2012 and 2011, respectively.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations). The Company believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Company’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the quarters ended March 31, 2012 and 2011, respectively, as well as total assets and capital expenditures at March 31, 2012 (amounts in thousands):

	Quarter Ended March 31, 2012
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$174,263	$95,751	$91,757	$112,186	$—	$473,957
Non-same store/other (2) (3)	20,378	10,166	4,770	13,930	2,394	51,638
Total rental income	194,641	105,917	96,527	126,116	2,394	525,595
Operating expenses:
Same store (1)	66,000	33,303	36,170	37,581	—	173,054
Non-same store/other (2) (3)	4,583	5,469	1,664	4,662	2,343	18,721
Total operating expenses	70,583	38,772	37,834	42,243	2,343	191,775
NOI:
Same store (1)	108,263	62,448	55,587	74,605	—	300,903
Non-same store/other (2) (3)	15,795	4,697	3,106	9,268	51	32,917
Total NOI	$124,058	$67,145	$58,693	$83,873	$51	$333,820

Total assets	$6,458,496	$2,931,942	$2,483,091	$3,392,065	$1,215,653	$16,481,247

Capital expenditures	$9,843	$6,506	$7,440	$5,419	$1,017	$30,225

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2011, less properties subsequently sold, which represented 105,612 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2011, plus any properties in lease-up and not stabilized as of January 1, 2011.

(3)	Other includes development and other corporate operations.

	Quarter Ended March 31, 2011
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$164,859	$88,197	$88,061	$108,115	$—	$449,232
Non-same store/other (2) (3)	7,658	899	2,924	3,715	122	15,318
Total rental income	172,517	89,096	90,985	111,830	122	464,550
Operating expenses:
Same store (1)	65,195	32,279	35,496	37,047	—	170,017
Non-same store/other (2) (3)	2,486	268	1,134	1,927	3,735	9,550
Total operating expenses	67,681	32,547	36,630	38,974	3,735	179,567
NOI:
Same store (1)	99,664	55,918	52,565	71,068	—	279,215
Non-same store/other (2) (3)	5,172	631	1,790	1,788	(3,613)	5,768
Total NOI	$104,836	$56,549	$54,355	$72,856	$(3,613)	$284,983

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2011, less properties subsequently sold, which represented 105,612 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2011, plus any properties in lease-up and not stabilized as of January 1, 2011.

(3)	Other includes development, condominium conversion overhead of $0.1 million and other corporate operations.
Note: Markets included in the above geographic segments are as follows:

(a)	Northeast – New England (excluding Boston), Boston, New York Metro, DC Northern Virginia and Suburban Maryland.

(b)	Northwest – Denver, San Francisco Bay Area and Seattle/Tacoma.

(c)	Southeast – Atlanta, Jacksonville, Orlando and South Florida.

(d)	Southwest – Inland Empire, Los Angeles, Orange County, Phoenix and San Diego.
The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the quarters ended March 31, 2012 and 2011, respectively (amounts in thousands):

	Quarter Ended March 31,
	2012	2011
Rental income	$525,595	$464,550
Property and maintenance expense	(112,379)	(105,047)
Real estate taxes and insurance expense	(55,987)	(52,139)
Property management expense	(23,409)	(22,381)
Total operating expenses	(191,775)	(179,567)
Net operating income	$333,820	$284,983

14.	Subsequent Events/Other

Subsequent Events

Subsequent to March 31, 2012, the Company:

•	Acquired one property consisting of 511 apartment units for $230.9 million;

•	Sold four properties consisting of 351 apartment units for $15.6 million;

•	Assumed $90.0 million of mortgage debt and issued 1,081,797 OP Units in conjunction with the acquisition of one property; and

•	Repaid $30.8 million in mortgage loans.

Other

During the quarters ended March 31, 2012 and 2011, the Company incurred charges of $1.6 million and $0.5 million, respectively, related to property acquisition costs, such as survey, title and legal fees, on the acquisition of operating properties and $1.0 million and $1.7 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions. These costs, totaling $2.6 million and $2.2 million, respectively, are included in other expenses in the accompanying consolidated statements of operations.

On December 2, 2011, the Company entered into a contract with affiliates of Bank of America and Barclays PLC to acquire, for $1.325 billion, half of their interests - an approximately 26.5% interest overall - in Archstone, a privately-held owner, operator and developer of multifamily apartment properties. On January 20, 2012, Lehman Brothers Holdings Inc. ("Lehman"), the other owner of Archstone, acquired this 26.5% interest pursuant to a right of first offer and as a result, the Company's contract with the sellers was terminated. The Company now has the exclusive right, exercisable on or before May 21, 2012, to contract to purchase the remaining 26.5% interest in Archstone owned by the same sellers for a price, determined by the Company, equal to $1.5 billion or higher. Any purchase of the remaining interest by the Company would also be subject to Lehman's right of first offer, and if Lehman were to exercise such right, the Company would be entitled to a break-up fee of $80.0 million, subject to repayment in certain limited circumstances. During the quarter ended March 31, 2012, the Company incurred Archstone-related expenses of approximately $1.1 million. Cumulative to date, the Company incurred Archstone-related expenses of approximately $5.5 million, of which approximately $2.6 million of this total was financing-related and $2.9 million was pursuit costs.

During the quarter ended March 31, 2012, the Company accrued $4.2 million related to a dispute with the owners of a land parcel that was subsequently settled in the second quarter of 2012. This accrual is included in other expenses in the accompanying consolidated statements of operations.

In 2010, a portion of the parking garage collapsed at one of the Company’s rental properties (Prospect Towers in Hackensack, New Jersey). The costs related to the collapse (both expensed and capitalized), including providing for residents’ interim needs, lost revenue and garage reconstruction, were approximately $22.8 million, before insurance reimbursements of $13.6 million. The garage has been rebuilt with costs capitalized as incurred. Other costs, like those to accommodate displaced residents, lost revenue due to a portion of the property being temporarily unavailable for occupancy and legal costs, reduced earnings as they were incurred. Generally, insurance proceeds were recorded as increases to earnings as they were received. During the quarter ended March 31, 2012, the Company received approximately $3.5 million in insurance proceeds (included in real estate taxes and insurance on the consolidated statements of operations), which represented its final reimbursement of the $13.6 million in cumulative insurance proceeds.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For further information including definitions for capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2011.

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

▪	Additional factors as discussed in Part I of the Company’s and the Operating Partnership's Annual Report on Form 10-K, particularly those under “Item 1A. Risk Factors”.

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

EQR is the general partner of, and as of March 31, 2012 owned an approximate 95.7% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
The Company’s corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices in each of its markets. As of March 31, 2012, the Company had approximately 3,700 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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
We seek to maximize capital appreciation of our properties by investing in markets (our core markets) that are characterized by conditions favorable to multifamily property appreciation. These markets generally feature one or more of the following:

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
Over the past several years, the Company has done an extensive repositioning of its portfolio from low barrier to entry/non-core markets to high barrier to entry/core markets. Since 2005, the Company has sold over 125,000 apartment units primarily in its non-core markets for an aggregate sales price of approximately $10.3 billion, acquired over 42,000 apartment units in its core markets for approximately $9.5 billion and began approximately $2.7 billion of development projects in its core markets. We are currently seeking to acquire and develop assets primarily in the following targeted metropolitan areas (our core markets): Boston, New York, Washington DC, South Florida, Southern California, San Francisco and Seattle. We also have investments (in the aggregate about 18.8% of our NOI at March 31, 2012) in other markets including Denver, Atlanta, Phoenix, New England (excluding Boston), Orlando and Jacksonville but do not currently intend to acquire or develop new assets in these markets.
As part of its strategy, the Company purchases completed and fully occupied apartment properties, partially completed or partially occupied properties or land on which apartment properties can be constructed. We intend to hold a diversified portfolio of assets across our target markets. As of March 31, 2012, no single metropolitan area accounted for more than 15.3% of our NOI, though no guarantee can be made that NOI concentration may not increase in the future.

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
Current Environment

We expect strong growth in 2012 same store revenue (anticipated increase ranging from 5.0% to 6.0%) and 2012 NOI (anticipated increase ranging from 6.5% to 8.5%) and are optimistic that the strength in fundamentals realized in 2011 will be sustained for the foreseeable future. We believe the key drivers behind the anticipated increases in revenue are base rent pricing, renewal pricing, resident turnover and physical occupancy. Despite slow growth in the overall economy, our business continues to perform well as evidenced by rising base and renewal rents. In the first quarter of 2012, we continued our focus on rental rate over occupancy which led to increased turnover and slightly lower occupancy than originally budgeted. As we enter our primary leasing season (June through September), we continue to expect that we will achieve same store revenue growth for the year around the mid-point of our previously provided range of 5.0% to 6.0%. Generally, the combined forces of demographics, household formations and the continued aversion to home ownership should ensure a continued strong demand for rental housing.

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

The Company continues to sell non-core assets and reduce its exposure to non-core markets as we believe these assets do not fit into our long term plans and we can sell them for prices that we believe are favorable. The Company sold three consolidated properties consisting of 1,522 apartment units for $206.4 million during the quarter ended March 31, 2012. These dispositions combined with reinvestment of the cash proceeds in assets with lower cap rates (see definition below) were dilutive to our per share results. The Company defines dilution from transactions as the lost NOI from sales proceeds that were not reinvested in other apartment properties or were reinvested in properties with a lower cap rate. The Company anticipates consolidated dispositions of approximately $1.25 billion during the year ended December 31, 2012.

Competition for the properties we are interested in acquiring is significant due to the overall improvement in market fundamentals. We believe our access to capital, our ability to execute large, complex transactions and our ability to efficiently stabilize large scale lease up properties provide us with a competitive advantage. The Company acquired three consolidated properties consisting of 544 apartment units for $159.1 million during the quarter ended March 31, 2012. The Company anticipates consolidated acquisitions of approximately $1.25 billion during the year ended December 31, 2012.

The Company also acquired two land parcels for $23.7 million during the quarter ended March 31, 2012. We acquired these land parcels with the intent to develop them into approximately $168.9 million of new apartment properties. Although the Company did not start construction on any projects during the quarter ended March 31, 2012, the Company expects to start construction on seven projects representing 1,430 apartment units totaling approximately $630.0 million of development costs during the year ended December 31, 2012.

On December 2, 2011, the Company entered into a contract with affiliates of Bank of America and Barclays PLC to acquire, for $1.325 billion, half of their interests - an approximately 26.5% interest overall - in Archstone, a privately-held owner, operator and developer of multifamily apartment properties. On January 20, 2012, Lehman Brothers Holdings Inc. ("Lehman"),

the other owner of Archstone, acquired this 26.5% interest pursuant to a right of first offer and as a result, the Company's contract with the sellers was terminated. The Company now has the exclusive right, exercisable on or before May 21, 2012, to contract to purchase the remaining 26.5% interest in Archstone owned by the same sellers for a price, determined by the Company, equal to $1.5 billion or higher. Any purchase of the remaining interest by the Company would also be subject to Lehman's right of first offer, and if Lehman were to exercise such right, the Company would be entitled to a break-up fee of $80.0 million, subject to repayment in certain limited circumstances. Cumulative to date, the Company has incurred Archstone-related expenses of approximately $5.5 million, of which approximately $2.6 million of this total was financing-related and $2.9 million was pursuit costs.

We currently have access to multiple sources of capital including the equity markets as well as both the secured and unsecured debt markets. In December 2011, the Company completed a $1.0 billion unsecured ten year note offering with a coupon of 4.625% and an all-in effective interest rate of approximately 6.2%. We also raised $201.9 million in equity under our ATM Common Share offering program in 2011 and have raised an additional $123.6 million under this program thus far in 2012. In July 2011, the Company replaced its then existing unsecured revolving credit facility which was due to mature in February 2012 with a new $1.25 billion unsecured revolving credit facility maturing on July 13, 2014, subject to a one-year extension option exercisable by the Company. The Company believes that the new facility contains a diversified and strong bank group which increases its balance sheet flexibility going forward. In January 2012, the Company amended this facility to increase available borrowings by $500.0 million to $1.75 billion and entered into a commitment for a new senior unsecured $500.0 million delayed draw term loan facility. The Company arranged these facilities to replace a commitment for a $1.0 billion senior unsecured bridge loan facility and represents access to certain but contingent capital should the Company be successful in its pursuit of Archstone. These facilities are also available for other funding obligations should the Company be unsuccessful in its pursuit of Archstone.

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

We believe that the Company is well-positioned as of March 31, 2012 because our properties are geographically diverse, were approximately 94.8% occupied (95.2% on a same store basis) and the long-term demographic picture is positive. With the exception of the Washington, D.C. and Seattle market areas, little new multifamily rental supply will be added to our markets over the next several years. We believe our strong balance sheet and ample liquidity will allow us to fund our debt maturities and development costs in the near term, and should also allow us to take advantage of investment opportunities in the future. As economic conditions continue to improve, the short-term nature of our leases and the limited supply of new rental housing being constructed, along with the customer service and superior value provided by our on-site personnel, should allow us to realize even more revenue growth and improvement in our operating results.

The current environment information presented above is based on current expectations and is forward-looking.

Results of Operations
In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in strategically targeted markets during the quarter ended March 31, 2012 as follows:

▪
Acquired $159.1 million of apartment properties consisting of three consolidated properties and 544 apartment units at a weighted average cap rate (see definition below) of 4.4% and two land parcels for $23.7 million, all of which we deem to be in our strategic targeted markets; and

▪
Sold $206.4 million of consolidated apartment properties consisting of three properties and 1,522 apartment units at a weighted average cap rate of 6.2% generating an unlevered internal rate of return (IRR), inclusive of management costs, of 12.6%, the majority of which were in exit or less desirable markets.
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
Properties that the Company owned and were stabilized (see definition below) for all of both of the quarters ended March 31, 2012 and 2011 (the “First Quarter 2012 Same Store Properties”), which represented 105,612 apartment units, impacted the Company's results of operations. The First Quarter 2012 Same Store Properties are discussed in the following paragraphs.
The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the period outlined:

Apartment Units 2012

Same Store Properties at December 31, 2011	101,312

2010 acquisitions	4,445
2010 acquisitions not stabilized	(1,238)
2012 dispositions	(1,522)
Consolidation of previously unconsolidated properties in 2010 (1)	1,043
Lease-up properties stabilized	1,570
Other	2

Same Store Properties at March 31, 2012	105,612

Apartment Units 2012

Same Store	105,612

Non-Same Store:
2012 acquisitions	544
2011 acquisitions	6,198
Lease-up properties not yet stabilized (2)	3,741
Other	2
Total Non-Same Store	10,485
Military Housing (not consolidated)	4,914

Total Apartment Units	121,011

Note: Properties are considered "stabilized" when they have achieved 90% occupancy for three consecutive months. Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.

(1)
In 2010, the Company consolidated 1,811 apartment units that had previously been categorized as unconsolidated. Of these 1,811 apartment units, 208 apartment units were sold in 2010 and 560 apartment units were sold in 2011.

(2)	Includes properties in various stages of lease-up and properties where lease-up has been completed but the properties were not stabilized for the comparable periods presented.

The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the quarters ended March 31, 2012 and 2011. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the quarter ended March 31, 2012 to the quarter ended March 31, 2011

For the quarter ended March 31, 2012, the Company reported diluted earnings per share of $0.47 compared to $0.423 per share in the same period of 2011. The difference is primarily due to higher gains from property sales in 2012 vs. 2011 and higher total property net operating income driven by the positive impact of the Company's same store and lease-up activity, partially offset by dilution as a result of the net impact of the Company's 2011 and 2012 acquisition and disposition activities.

For the quarter ended March 31, 2012, income from continuing operations increased approximately $26.3 million when compared to the quarter ended March 31, 2011. The increase in continuing operations is discussed below.

Revenues from the First Quarter 2012 Same Store Properties increased $24.7 million primarily as a result of an increase in average rental rates charged to residents. Expenses from the First Quarter 2012 Same Store Properties increased $3.0 million primarily due to increases in real estate taxes, on-site payroll costs and other on-site operating expenses, partially offset by decreases in utilities. The following tables provide comparative same store results and statistics for the First Quarter 2012 Same Store Properties:

First Quarter 2012 vs. First Quarter 2011
Same Store Results/Statistics
$ in thousands (except for Average Rental Rate) – 105,612 Same Store Apartment Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
Q1 2012	$473,957	$173,054	$300,903	$1,578	94.9%	12.5%
Q1 2011	$449,232	$170,017	$279,215	$1,496	94.9%	11.5%
Change	$24,725	$3,037	$21,688	$82	0.0%	1.0%
Change	5.5%	1.8%	7.8%	5.5%

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.
The following table provides comparative same store operating expenses for the First Quarter 2012 Same Store Properties:

First Quarter 2012 vs. First Quarter 2011
Same Store Operating Expenses
$ in thousands – 105,612 Same Store Apartment Units

	Actual Q1 2012	Actual Q1 2011	$ Change	% Change	% of Actual Q1 2012 Operating Expenses
Real estate taxes	$50,167	$47,730	$2,437	5.1%	29.0%
On-site payroll (1)	39,913	39,168	745	1.9%	23.1%
Utilities (2)	27,160	28,531	(1,371)	(4.8)%	15.7%
Repairs and maintenance (3)	23,129	22,638	491	2.2%	13.4%
Property management costs (4)	18,247	17,969	278	1.5%	10.5%
Insurance	5,436	5,095	341	6.7%	3.1%
Leasing and advertising	2,700	3,354	(654)	(19.5)%	1.6%
Other on-site operating expenses (5)	6,302	5,532	770	13.9%	3.6%
Same store operating expenses	$173,054	$170,017	$3,037	1.8%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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
The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the First Quarter 2012 Same Store Properties:

	Quarter Ended March 31,
	2012	2011
	(Amounts in thousands)
Operating income	$146,152	$115,953
Adjustments:
Non-same store operating results	(32,917)	(5,768)
Fee and asset management revenue	(2,064)	(1,806)
Fee and asset management expense	1,307	948
Depreciation	174,737	158,455
General and administrative	13,688	11,433
Same store NOI	$300,903	$279,215
For properties that the Company acquired prior to January 1, 2011 and expects to continue to own through December 31, 2012, the Company anticipates the following same store results for the full year ending December 31, 2012:

2012 Same Store Assumptions
Physical occupancy	95.2%
Revenue change	5.0% to 6.0%
Expense change	1.5 % to 2.5%
NOI change	6.5% to 8.5%
The Company anticipates consolidated rental acquisitions of $1.25 billion and consolidated rental dispositions of $1.25 billion and expects that acquisitions will have a 1.25% lower cap rate than dispositions for the full year ending December 31, 2012.
These 2012 assumptions are based on current expectations and are forward-looking.
Non-same store operating results increased approximately $27.1 million and consist primarily of properties acquired in calendar years 2011 and 2012, as well as operations from the Company’s completed development properties. Although the operations of both the non-same store assets and the same store assets have been positively impacted during the quarter ended March 31, 2012, the non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to 2011 and 2012 acquisitions, increasing occupancy for properties in lease-up and a longer ownership period in 2012 than 2011. This increase primarily resulted from:

▪	Development and other miscellaneous properties in lease-up of $3.5 million;

▪	Properties acquired in 2011 and 2012 of $16.4 million; and

▪	Newly stabilized development and other miscellaneous properties of $3.0 million.
See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.
Fee and asset management revenues, net of fee and asset management expenses, decreased approximately $0.1 million or 11.8% primarily due to higher expenses, partially offset by fees earned on management of the Company’s unconsolidated development joint ventures.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses increased approximately $1.0 million or 4.6%. This increase is primarily attributable to an increase in payroll-related costs, the timing of education/conference expenses and legal and professional fees.
Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $16.3 million or 10.3% primarily as a result of additional depreciation expense on properties acquired in 2011, development properties placed in service and capital expenditures for all properties owned, partially offset by a decrease in the amortization of both in-place leases and furniture, fixtures and equipment that were fully depreciated.
General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $2.3 million or 19.7% primarily due to an increase in payroll-related costs, which is largely a result of the acceleration of long-term compensation expense for retirement eligible employees. The Company anticipates that general and administrative expenses will approximate $47.0 million to $48.0 million for the year ending December 31, 2012. The above assumption is based on current expectations and is forward-looking.
Interest and other income from continuing operations decreased approximately $0.8 million or 83.0% primarily as a result of lower interest earned on cash and cash equivalents due to lower overall cash invested during the quarter ended March 31, 2012 as compared to the same period in 2011 and forfeited deposits for terminated disposition transactions and proceeds received from the Company's royalty participation in LRO/Rainmaker (a revenue management system) that both occurred during the quarter ended March 31, 2011 and did not reoccur during the quarter ended March 31, 2012. The Company anticipates that interest and other income will approximate $0.5 million to $1.0 million for the year ending December 31, 2012. The above assumption is based on current expectations and is forward-looking.
Other expenses from continuing operations increased approximately $4.9 million primarily due to the settlement of a dispute with the owners of a land parcel, an increase in property acquisition costs incurred in conjunction with the Company’s 2012 acquisitions as well as transaction costs related to the pursuit of Archstone.
Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $1.9 million or 1.5% primarily as a result of lower interest expense on mortgage notes payable due to lower balances during the quarter ended March 31, 2012 as compared to the same period in 2011 and higher capitalized interest in 2012, partially offset by interest expense on the $1.0 billion of unsecured notes that closed in December 2011. During the quarter ended March 31, 2012, the Company capitalized interest costs of approximately $5.0 million as compared to $1.7 million for the quarter ended March 31, 2011. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended March 31, 2012 was 5.26% as compared to 5.13% for the quarter ended March 31, 2011. The Company anticipates that interest expense from continuing operations will approximate $458.0 million to $468.0 million for the year ending December 31, 2012. The above assumption is based on current expectations and is forward-looking.
Income and other tax expense from continuing operations was consistent between the periods under comparison. The Company anticipates that income and other tax expense will approximate $0.5 million to $1.5 million for the year ending December 31, 2012. The above assumption is based on current expectations and is forward-looking.
Discontinued operations, net decreased approximately $7.2 million or 5.1% between the periods under comparison. This decrease is primarily due to better operating results in 2011 vs. 2012 for properties sold, partially offset by higher gains on sales from dispositions during the quarter ended March 31, 2012 compared to the same period in 2011. Properties sold in 2012 reflect operations for a partial period in 2012 in contrast to a full or partial period in 2011. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

EQR issues public equity from time to time and guarantees certain debt of ERPOP. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.
As of January 1, 2012, the Company had approximately $383.9 million of cash and cash equivalents, its restricted 1031 exchange proceeds totaled $53.7 million and it had $1.22 billion available under its revolving credit facility (net of $31.8 million which was restricted/dedicated to support letters of credit). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at March 31, 2012 was approximately $219.6 million, its restricted 1031 exchange proceeds totaled $79.1 million and the amount available on its revolving credit facility was $1.72 billion (net of $30.8 million which was restricted/dedicated to support letters of credit).
During the quarter ended March 31, 2012, the Company generated proceeds from various transactions, which included the following:

▪	Disposed of three consolidated properties, receiving net proceeds of approximately $204.3 million; and

▪
Issued approximately 2.9 million Common Shares (including Common Shares issued under the ATM program – see further discussion below) and received net proceeds of $146.7 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the quarter ended March 31, 2012, the above proceeds were primarily utilized to:

•	Acquire three rental properties and two land parcels for approximately $183.1 million;

•	Invest $35.9 million primarily in development projects; and

•	Repay $51.8 million of mortgage loans and $253.9 million of unsecured notes.
In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell up to 17.0 million Common Shares from time to time over the next three years (later increased by 5.7 million Common Shares and extended to February 2014) into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR. Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR. During the quarter ended March 31, 2012, EQR issued approximately 2.1 million Common Shares at an average price of $59.47 per share for total consideration of approximately $123.6 million through the ATM program. EQR has not issued any shares under this program since February 13, 2012. Through April 26, 2012, EQR has cumulatively issued approximately 15.6 million Common Shares at an average price of $47.53 per share for total consideration of approximately $741.2 million. EQR has 7.1 million Common Shares remaining available for issuance under the ATM program as of April 26, 2012.
Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, EQR may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. As of April 26, 2012, EQR had authorization to repurchase an additional $464.6 million of its shares. No shares were repurchased during the quarter ended March 31, 2012. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.
Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.
The Company’s total debt summary and debt maturity schedules as of March 31, 2012 are as follows:

Debt Summary as of March 31, 2012
(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$4,056,976	43.1%	4.88%	8.1
Unsecured	5,355,590	56.9%	5.14%	5.1
Total	$9,412,566	100.0%	5.03%	6.4
Fixed Rate Debt:
Secured – Conventional	$3,527,819	37.5%	5.53%	6.7
Unsecured – Public/Private	4,549,919	48.3%	5.73%	5.9
Fixed Rate Debt	8,077,738	85.8%	5.64%	6.3
Floating Rate Debt:
Secured – Conventional	64,061	0.7%	3.33%	1.2
Secured – Tax Exempt	465,096	4.9%	0.15%	20.6
Unsecured – Public/Private	805,671	8.6%	1.68%	0.7
Unsecured – Revolving Credit Facility	—	—	—	2.3
Floating Rate Debt	1,334,828	14.2%	1.23%	7.3
Total	$9,412,566	100.0%	5.03%	6.4

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the quarter ended March 31, 2012.
Note: The Company capitalized interest of approximately $5.0 million and $1.7 million during the quarters ended March 31, 2012 and 2011, respectively.

Debt Maturity Schedule as of March 31, 2012
(Amounts in thousands)

Year	Fixed Rate (1)	Floating Rate (1)		Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2012	$315,756	$535,546	(2)	$851,302	9.0%	5.62%	2.69%
2013	267,869	306,182		574,051	6.1%	6.70%	4.86%
2014	564,477	22,019		586,496	6.2%	5.31%	5.24%
2015	418,012	—		418,012	4.4%	6.31%	6.31%
2016	1,190,610	—		1,190,610	12.7%	5.34%	5.34%
2017	1,355,806	456		1,356,262	14.4%	5.87%	5.87%
2018	80,901	18,419		99,320	1.1%	5.71%	4.82%
2019	802,043	20,766		822,809	8.7%	5.49%	5.36%
2020	1,671,868	809		1,672,677	17.8%	5.50%	5.50%
2021	1,165,475	856		1,166,331	12.4%	4.64%	4.64%
2022+	233,860	435,539		669,399	7.1%	6.75%	2.88%
Premium/(Discount)	11,061	(5,764)		5,297	0.1%	N/A	N/A
Total	$8,077,738	$1,334,828		$9,412,566	100.0%	5.52%	4.95%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of March 31, 2012.

(2)	Effective April 5, 2011, the Company exercised the second of its two one-year extension options for its $500.0 million term loan facility and as a result, the maturity date is now October 5, 2012.
The following table provides a summary of the Company’s unsecured debt as of March 31, 2012:

Unsecured Debt Summary as of March 31, 2012
(Amounts in thousands)

	Coupon Rate	Due Date		Face Amount	Unamortized Premium/ (Discount)	Net Balance
Fixed Rate Notes:
	5.500%	10/01/12		$222,133	$(109)	$222,024
	5.200%	04/01/13	(1)	400,000	(118)	399,882
Fair Value Derivative Adjustments			(1)	(300,000)	—	(300,000)
	5.250%	09/15/14		500,000	(151)	499,849
	6.584%	04/13/15		300,000	(331)	299,669
	5.125%	03/15/16		500,000	(211)	499,789
	5.375%	08/01/16		400,000	(804)	399,196
	5.750%	06/15/17		650,000	(2,670)	647,330
	7.125%	10/15/17		150,000	(360)	149,640
	4.750%	07/15/20		600,000	(3,777)	596,223
	4.625%	12/15/21		1,000,000	(3,683)	996,317
	7.570%	08/15/26		140,000	—	140,000
				4,562,133	(12,214)	4,549,919
Floating Rate Notes:
		04/01/13	(1)	300,000	—	300,000
Fair Value Derivative Adjustments			(1)	5,671	—	5,671
Term Loan Facility	LIBOR+0.50%	10/05/12	(2)(3)	500,000	—	500,000
Delayed Draw Term Loan Facility	LIBOR+1.25%	01/04/13	(2)(4)	—	—	—
				805,671	—	805,671
Revolving Credit Facility:	LIBOR+1.15%	07/13/14	(2)(5)	—	—	—
Total Unsecured Debt				$5,367,804	$(12,214)	$5,355,590

(1)	Fair value interest rate swaps convert $300.0 million of the 5.200% notes due April 1, 2013 to a floating interest rate.

(2)	Facilities are private. All other unsecured debt is public.

(3)	Effective April 5, 2011, the Company exercised the second of its two one-year extension options for its $500.0 million term loan facility and as a result, the maturity date is now October 5, 2012.

(4)
On January 6, 2012, the Company entered into a new senior unsecured $500.0 million delayed draw term loan facility that may be drawn anytime on or before July 4, 2012 and is currently undrawn. If the Company elects to draw on this facility, up to the full amount of the principal will be funded in a single borrowing and the maturity date will be January 4, 2013, subject to two one-year extension options exercisable by the Company. The interest rate on advances under the new term loan facility will generally be LIBOR plus a spread (currently 1.25%), which is dependent on the credit rating of the Company's long term debt.

(5)	As of March 31, 2012, there was approximately $1.72 billion available on the Company’s unsecured revolving credit facility.

An unlimited amount of equity and debt securities remains available for issuance by EQR and ERPOP under effective shelf registration statements filed with the SEC. Most recently, EQR and ERPOP filed a universal shelf registration statement for an unlimited amount of equity and debt securities that automatically became effective upon filing with the SEC in October 2010 and expires on October 15, 2013. However, as of April 26, 2012, issuances under the ATM share offering program are limited to 7.1 million additional shares. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).
The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of March 31, 2012 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential
Capital Structure as of March 31, 2012
(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$4,056,976	43.1%
Unsecured Debt			5,355,590	56.9%
Total Debt			9,412,566	100.0%	32.1%
Common Shares (includes Restricted Shares)	300,522,169	95.7%
Units (includes OP Units and LTIP Units)	13,531,417	4.3%
Total Shares and Units	314,053,586	100.0%
Common Share Price at March 31, 2012	$62.62
			19,666,036	99.0%
Perpetual Preferred Equity (see below)			200,000	1.0%
Total Equity			19,866,036	100.0%	67.9%
Total Market Capitalization			$29,278,602		100.0%

Equity Residential
Perpetual Preferred Equity as of March 31, 2012
(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount	Weighted Average Rate
Preferred Shares:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
6.48% Series N	06/19/08	600,000	150,000	16.20	9,720
Total Perpetual Preferred Equity		1,600,000	$200,000		$13,865	6.93%
The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of March 31, 2012 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership
Capital Structure as of March 31, 2012
(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$4,056,976	43.1%
Unsecured Debt		5,355,590	56.9%
Total Debt		9,412,566	100.0%	32.1%
Total outstanding Units	314,053,586
Common Share Price at March 31, 2012	$62.62
		19,666,036	99.0%
Perpetual Preference Units (see below)		200,000	1.0%
Total Equity		19,866,036	100.0%	67.9%
Total Market Capitalization		$29,278,602		100.0%

ERP Operating Limited Partnership
Perpetual Preference Units as of March 31, 2012
(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount	Weighted Average Rate
Preference Units:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
6.48% Series N	06/19/08	600,000	150,000	16.20	9,720
Total Perpetual Preference Units		1,600,000	$200,000		$13,865	6.93%
The Company generally expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and scheduled unsecured note and mortgage note repayments, through its working capital, net cash provided by operating activities and borrowings under the Company’s revolving credit facility. Under normal operating conditions, the Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions.
During the fourth quarter of 2010, the Company announced a new dividend policy which it believes will generate payouts more closely aligned with the actual annual operating results of the Company’s core business and provide transparency to investors. The Company intends to pay an annual cash dividend equal to approximately 65% of Normalized FFO for the year. Subject to Board of Trustees approval, the Company anticipates the expected dividend payout will range from $1.74 to $1.81 per share/Unit ($0.3375 per share/Unit for each of the first three quarters with the balance for the fourth quarter) for the year ending December 31, 2012 to bring the total payment for the year to approximately 65% of Normalized FFO for the year. The above assumption is based on current expectations and is forward-looking. While our dividend policy makes it less likely we will over distribute, it will also lead to a dividend reduction more quickly than a fixed dividend policy should operating results deteriorate. However, whether due to changes in the dividend policy or otherwise, there may be times when the Company experiences shortfalls in its coverage of distributions, which may cause the Company to consider reducing its distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, the Company’s financial condition may be adversely affected and it may not be able to maintain its current distribution levels. The Company believes that its expected 2012 operating cash flow will be sufficient to cover capital expenditures and distributions.
The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of secured and unsecured debt and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties and joint ventures. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $20.5 billion in investment in real estate on the Company’s balance sheet at March 31, 2012, $14.2 billion or 68.9% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.
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
In July 2011, the Company replaced its then existing unsecured revolving credit facility with a new $1.25 billion unsecured revolving credit facility maturing on July 13, 2014, subject to a one-year extension option exercisable by the Company. The interest rate on advances under the new credit facility will generally be LIBOR plus a spread (currently 1.15%) and the Company pays an annual facility fee of 0.2%. Both the spread and the facility fee are dependent on the credit rating of the Company’s long-term debt. Effective January 6, 2012, the Company amended this facility to increase available borrowings by $500.0 million to $1.75 billion. The terms did not change, including the July 13, 2014 maturity date. As of April 26, 2012, there was available borrowings of $1.68 billion (net of $30.8 million which was restricted/dedicated to support letters of credit and net of $40.0 million outstanding) on the revolving credit facility. This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.

In 2010, a portion of the parking garage collapsed at one of the Company’s rental properties (Prospect Towers in Hackensack, New Jersey). The costs related to the collapse (both expensed and capitalized), including providing for residents' interim needs, lost revenue and garage reconstruction, were approximately $22.8 million, before insurance reimbursements of $13.6 million. The garage has been rebuilt with cumulative costs approximating $13.3 million capitalized as incurred. Other costs approximating $9.5 million, like those to accommodate displaced residents, lost revenue due to a portion of the property being temporarily unavailable for occupancy and legal costs, reduced earnings as they were incurred. Generally, insurance proceeds were recorded as increases to earnings as they were received. During the quarter ended March 31, 2012, the Company received approximately $3.5 million in insurance proceeds (included in real estate taxes and insurance on the consolidated statements of operations), which represented its final reimbursement of the $13.6 million in cumulative insurance proceeds. The Company does not anticipate any remaining costs or additional lost revenues as the project has been stabilized and the garage reconstruction has been completed. None of the amounts referenced above impact same store results.

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to March 31, 2012.

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
For the quarter ended March 31, 2012, our actual improvements to real estate totaled approximately $30.2 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate
For the Quarter Ended March 31, 2012

	Total Apartment Units (1)	Replacements (2)	Avg. Per Apartment Unit	Building Improvements	Avg. Per Apartment Unit	Total	Avg. Per Apartment Unit
Same Store Properties (3)	105,612	$15,185	$144	$9,949	$94	$25,134	$238
Non-Same Store Properties (4)	10,485	1,299	130	3,682	369	4,981	499
Other (5)	—	83		27		110
Total	116,097	$16,567		$13,658		$30,225

(1)
Total Apartment Units – Excludes 4,914 military housing apartment units for which repairs and maintenance expenses and capital expenditures to real estate are self-funded and do not consolidate into the Company’s results.

(2)
Replacements – Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $7.3 million spent in Q1 2012 on apartment unit renovations/rehabs (primarily kitchens and baths) on 1,027 apartment units (equating to about $7,100 per apartment unit rehabbed) designed to reposition these assets for higher rental levels in their respective markets.

(3)	Same Store Properties – Primarily includes all properties acquired or completed and stabilized prior to January 1, 2011, less properties subsequently sold.

(4)
Non-Same Store Properties – Primarily includes all properties acquired during 2011 and 2012, plus any properties in lease-up and not stabilized as of January 1, 2011. Per apartment unit amounts are based on a weighted average of 9,988 apartment units.

(5)	Other – Primarily includes expenditures for properties sold during the period.
For 2012, the Company estimates that it will spend approximately $1,225 per apartment unit of capital expenditures for its same store properties inclusive of apartment unit renovation/rehab costs, or $850 per apartment unit excluding apartment unit renovation/rehab costs. For 2012, the Company estimates that it will spend approximately $39.2 million rehabbing 4,700 apartment units (equating to about $8,300 per apartment unit rehabbed). The above assumptions are based on current expectations and are forward-looking.
During the quarter ended March 31, 2012, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $2.2 million. The Company expects to fund approximately $4.5 million in total additions to non-real estate property for the remainder of 2012. The above assumption is based on current expectations and is forward-looking.

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

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at March 31, 2012.

Other

Total distributions paid in April 2012 amounted to $109.4 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the first quarter ended March 31, 2012.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company admitted an 80% institutional partner to two separate entities/transactions (one in December 2010 and the other in August 2011), each owning a developable land parcel, in exchange for $40.1 million in cash and retained a 20% equity interest in both of these entities. These land parcels are now unconsolidated. Total project costs are approximately $232.8 million and construction will be predominantly funded with two separate long-term, non-recourse secured loans from the partner. While the Company is the managing member of both of the joint ventures, is responsible for constructing both of the projects and has given certain construction cost overrun guarantees, all major decisions are made jointly, the large majority of funding is provided by the partner and the partner has significant involvement in and oversight of the ongoing projects. The Company’s remaining funding obligations are currently estimated at $3.0 million. The Company’s strategy with respect to these ventures was to reduce its financial risk related to the development of the properties. However, management does not believe that these investments have a materially different impact upon the Company’s liquidity, cash flows, capital resources, credit or market risk than its other consolidated development activities.

In December 2011, the Company acquired a vacant land parcel at 400 Park Avenue South in New York City in a joint venture with Toll Brothers (NYSE: TOL). The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included a land purchase price, restricted deposits and taxes and fees. Management does not believe that this investment has a materially different impact upon the Company's liquidity, cash flows, capital resources, credit or market risk than its other consolidated development activities.

As of March 31, 2012, the Company has six consolidated projects totaling 1,535 apartment units and two unconsolidated projects totaling 945 apartment units in various stages of development with estimated completion dates ranging through March 31, 2014, as well as other completed development projects that are in various stages of lease up or are stabilized. The development agreements currently in place are discussed in detail in Note 12 in the Notes to Consolidated Financial Statements.

See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in partially owned entities.

The Company’s contractual obligations for the next five years and thereafter have not changed materially from the amounts and disclosures included in the Company’s annual report on Form 10-K, other than as it relates to scheduled debt maturities. See the updated debt maturity schedule included in Liquidity and Capital Resources for further discussion.

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

During the quarters ended March 31, 2012 and 2011, the Company capitalized $4.1 million and $3.0 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the supervision of development activities as well as major capital and/or renovation projects.

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

Funds From Operations and Normalized Funds From Operations

For the quarter ended March 31, 2012, Funds From Operations (“FFO”) available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $14.8 million, or 8.6%, and $16.6 million, or 9.5%, respectively, as compared to the quarter ended March 31, 2011.

The following is the Company’s and Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the quarters ended March 31, 2012 and 2011:

Funds From Operations and Normalized Funds From Operations
(Amounts in thousands)

	Quarter Ended March 31,
	2012	2011
Net income	$152,167	$133,066
Adjustments:
Net (income) loss attributable to Noncontrolling Interests –
Partially Owned Properties	(450)	40
Depreciation	174,737	158,455
Depreciation – Non-real estate additions	(1,354)	(1,385)
Depreciation – Partially Owned and Unconsolidated Properties	(800)	(750)
Discontinued operations:
Depreciation	371	10,855
Net (gain) on sales of discontinued operations	(132,956)	(123,754)
Net incremental gain on sales of condominium units	49	395
FFO (1) (3)	191,764	176,922
Adjustments:
Asset impairment and valuation allowances	—	—
Property acquisition costs and write-off of pursuit costs (other expenses)	2,626	2,164
Debt extinguishment (gains) losses, including prepayment penalties, preferred share/preference unit redemptions and non-cash convertible debt discounts	(41)	2,063
(Gains) losses on sales of non-operating assets, net of income and other tax expense (benefit)	(4)	(376)
Other miscellaneous non-comparable items	974	(2,100)
Normalized FFO (2) (3)	$195,319	$178,673

FFO (1) (3)	$191,764	$176,922
Preferred/preference distributions	(3,466)	(3,466)
FFO available to Common Shares and Units / Units (1) (3) (4)	$188,298	$173,456

Normalized FFO (2) (3)	$195,319	$178,673
Preferred/preference distributions	(3,466)	(3,466)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$191,853	$175,207

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

The Company’s and the Operating Partnership's market risk has not changed materially from the amounts and information reported in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, to the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2011. See the Current Environment section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to market risk and the current economic environment. See also Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative and other fair value instruments.

Item 4.	Controls and Procedures

Equity Residential

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of March 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to in Item 4(a) above that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of March 31, 2012, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to in Item 4(a) above that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and the Operating Partnership do not believe that there have been any material developments in the legal proceedings that were discussed in Part I, Item 3 of the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Common Shares Issued in the Quarter Ended March 31, 2012 – Equity Residential

During the quarter ended March 31, 2012, EQR issued 31,361 Common Shares in exchange for 31,361 OP Units held by various limited partners of the Operating Partnership. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits – See the Exhibit Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	May 3, 2012	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 3, 2012	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	May 3, 2012	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 3, 2012	By:	/s/ Ian S. Kaufman
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

10.1
Second Amendment to Other Interest Agreement, dated April 18, 2012, by and among ERP Operating Limited Partnership, BIH ASN LLC, Archstone Equity Holdings Inc., Bank of America, N.A. and Banc of America Strategic Ventures, Inc.
Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated April 18, 2012, filed on April 19, 2012.

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
Attached herein.

101
XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity (Equity Residential), (v) consolidated statement of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.
Attached herein.