Form 10-Q
period 2012-06-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2012-08-02
CIK 906107, 931182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2012

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
The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on July 26, 2012 was 301,014,635.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2012 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company's and the Operating Partnership's corporate structure:
EQR is the general partner of, and as of June 30, 2012 owned an approximate 95.4% ownership interest in, ERPOP. The remaining 4.6% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP's day-to-day management.

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

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Investment in real estate
Land	$4,565,646	$4,367,816
Depreciable property	15,886,832	15,554,740
Projects under development	198,912	160,190
Land held for development	372,108	325,200
Investment in real estate	21,023,498	20,407,946
Accumulated depreciation	(4,777,887)	(4,539,583)
Investment in real estate, net	16,245,611	15,868,363
Cash and cash equivalents	44,585	383,921
Investments in unconsolidated entities	17,886	12,327
Deposits – restricted	193,892	152,237
Escrow deposits – mortgage	9,139	10,692
Deferred financing costs, net	41,854	44,608
Other assets	161,445	187,155
Total assets	$16,714,412	$16,659,303

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$4,004,496	$4,111,487
Notes, net	5,354,768	5,609,574
Lines of credit	35,000	—
Accounts payable and accrued expenses	72,647	35,206
Accrued interest payable	82,695	88,121
Other liabilities	430,650	291,289
Security deposits	68,265	65,286
Distributions payable	109,463	179,079
Total liabilities	10,157,984	10,380,042

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	452,203	416,404
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 1,600,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011	200,000	200,000
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 300,961,645 shares issued and outstanding as of June 30, 2012 and 297,508,185 shares issued and outstanding as of December 31, 2011	3,010	2,975
Paid in capital	5,226,088	5,047,186
Retained earnings	654,235	615,572
Accumulated other comprehensive (loss)	(198,075)	(196,718)
Total shareholders’ equity	5,885,258	5,669,015
Noncontrolling Interests:
Operating Partnership	144,521	119,536
Partially Owned Properties	74,446	74,306
Total Noncontrolling Interests	218,967	193,842
Total equity	6,104,225	5,862,857
Total liabilities and equity	$16,714,412	$16,659,303

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2012	2011	2012	2011
REVENUES
Rental income	$1,063,162	$939,121	$541,569	$478,419
Fee and asset management	4,276	3,754	2,212	1,948
Total revenues	1,067,438	942,875	543,781	480,367

EXPENSES
Property and maintenance	218,004	202,157	107,024	98,571
Real estate taxes and insurance	118,768	106,610	63,126	54,803
Property management	44,417	43,148	21,008	20,767
Fee and asset management	2,487	1,957	1,180	1,009
Depreciation	346,079	311,891	172,338	154,452
General and administrative	27,082	22,341	13,394	10,908
Total expenses	756,837	688,104	378,070	340,510

Operating income	310,601	254,771	165,711	139,857

Interest and other income	431	1,288	259	277
Other expenses	(16,584)	(6,790)	(9,517)	(4,630)
Interest:
Expense incurred, net	(234,247)	(240,443)	(115,618)	(119,997)
Amortization of deferred financing costs	(7,037)	(7,401)	(4,063)	(4,396)
Income before income and other taxes, net gain on sales of land parcels and discontinued operations	53,164	1,425	36,772	11,111
Income and other tax (expense) benefit	(405)	(386)	(214)	(202)
Net gain on sales of land parcels	—	4,217	—	4,217
Income from continuing operations	52,759	5,256	36,558	15,126
Discontinued operations, net	207,723	709,563	71,757	566,627
Net income	260,482	714,819	108,315	581,753
Net (income) attributable to Noncontrolling Interests:
Operating Partnership	(11,150)	(31,533)	(4,732)	(25,758)
Partially Owned Properties	(769)	(31)	(319)	(71)
Net income attributable to controlling interests	248,563	683,255	103,264	555,924
Preferred distributions	(6,933)	(6,933)	(3,467)	(3,467)
Net income available to Common Shares	$241,630	$676,322	$99,797	$552,457

Earnings per share – basic:
Income (loss) from continuing operations available to Common Shares	$0.14	$(0.01)	$0.10	$0.04
Net income available to Common Shares	$0.81	$2.30	$0.33	$1.88
Weighted average Common Shares outstanding	299,499	293,784	300,193	294,663

Earnings per share – diluted:
Income (loss) from continuing operations available to Common Shares	$0.14	$(0.01)	$0.10	$0.04
Net income available to Common Shares	$0.80	$2.30	$0.33	$1.85
Weighted average Common Shares outstanding	316,457	293,784	317,648	312,199

Distributions declared per Common Share outstanding	$0.6750	$0.6750	$0.3375	$0.3375

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Amounts in thousands except per share data)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2012	2011	2012	2011
Comprehensive income:
Net income	$260,482	$714,819	$108,315	$581,753
Other comprehensive (loss):
Other comprehensive (loss) – derivative instruments:
Unrealized holding (losses) arising during the period	(8,642)	(25,119)	(11,860)	(31,201)
Losses reclassified into earnings from other comprehensive income	7,203	1,891	3,640	935
Other comprehensive income – other instruments:
Unrealized holding gains arising during the period	82	493	118	347
Other comprehensive (loss)	(1,357)	(22,735)	(8,102)	(29,919)
Comprehensive income	259,125	692,084	100,213	551,834
Comprehensive (income) attributable to Noncontrolling Interests	(11,919)	(31,564)	(5,051)	(25,829)
Comprehensive income attributable to controlling interests	$247,206	$660,520	$95,162	$526,005

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$260,482	$714,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	348,106	330,930
Amortization of deferred financing costs	7,037	8,048
Amortization of discounts and premiums on debt	(3,538)	851
Amortization of deferred settlements on derivative instruments	6,935	1,624
Write-off of pursuit costs	3,565	3,038
Distributions from unconsolidated entities – return on capital	240	42
Net (gain) on sales of land parcels	—	(4,217)
Net (gain) on sales of discontinued operations	(204,053)	(682,236)
Loss on debt extinguishments	272	—
Unrealized (gain) loss on derivative instruments	(1)	2,569
Compensation paid with Company Common Shares	16,878	12,389
Changes in assets and liabilities:
(Increase) decrease in deposits – restricted	(1,330)	1,971
(Increase) in other assets	(23,017)	(4,456)
Increase in accounts payable and accrued expenses	35,794	35,165
(Decrease) in accrued interest payable	(5,426)	(6,047)
Increase (decrease) in other liabilities	141,090	(21,980)
Increase (decrease) in security deposits	2,979	(33)
Net cash provided by operating activities	586,013	392,477

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(520,775)	(475,397)
Investment in real estate – development/other	(78,210)	(63,558)
Improvements to real estate	(68,319)	(64,863)
Additions to non-real estate property	(4,700)	(3,987)
Interest capitalized for real estate and unconsolidated entities under development	(10,055)	(3,683)
Proceeds from disposition of real estate, net	333,015	1,194,005
Investments in unconsolidated entities	(5,420)	(412)
(Increase) in deposits on real estate acquisitions and investments, net	(40,539)	(171,152)
Decrease in mortgage deposits	1,553	1,688
Acquisition of Noncontrolling Interests – Partially Owned Properties	(87)	(8,575)
Net cash (used for) provided by investing activities	(393,537)	404,066

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(4,283)	$(1,466)
Mortgage notes payable:
Proceeds	—	135,230
Restricted cash	214	(11,663)
Lump sum payoffs	(198,763)	(632,477)
Scheduled principal repayments	(7,575)	(8,366)
Loss on debt extinguishments	(272)	—
Notes, net:
Lump sum payoffs	(253,858)	(93,096)
Lines of credit:
Proceeds	105,000	—
Repayments	(70,000)	—
Proceeds from sale of Common Shares	152,058	154,508
Proceeds from Employee Share Purchase Plan (ESPP)	4,523	3,501
Proceeds from exercise of options	31,281	83,534
Payment of offering costs	(1,907)	(2,611)
Other financing activities, net	(33)	(33)
Contributions – Noncontrolling Interests – Partially Owned Properties	2,935	—
Contributions – Noncontrolling Interests – Operating Partnership	5	—
Distributions:
Common Shares	(269,755)	(231,995)
Preferred Shares	(6,933)	(6,933)
Noncontrolling Interests – Operating Partnership	(12,224)	(10,866)
Noncontrolling Interests – Partially Owned Properties	(2,225)	(454)
Net cash (used for) financing activities	(531,812)	(623,187)
Net (decrease) increase in cash and cash equivalents	(339,336)	173,356
Cash and cash equivalents, beginning of period	383,921	431,408
Cash and cash equivalents, end of period	$44,585	$604,764

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$236,600	$242,655
Net cash paid for income and other taxes	$454	$628
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$106,600	$99,131
Valuation of OP Units issued	$66,606	$—
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(4,664)	$(3,816)
Notes, net	$1,126	$4,667
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(268)	$(267)
Accumulated other comprehensive income	$7,203	$1,891
Unrealized (gain) loss on derivative instruments:
Other assets	$4,663	$1,975
Mortgage notes payable	$(2,589)	$(226)
Notes, net	$(2,074)	$(501)
Other liabilities	$8,641	$26,440
Accumulated other comprehensive income	$(8,642)	$(25,119)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(9,676)	$(3,597)
Investments in unconsolidated entities	$(379)	$(86)
Other:
Receivable on sale of Common Shares	$28,457	$—

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

Six Months Ended
June 30, 2012
SHAREHOLDERS’ EQUITY

PREFERRED SHARES
Balance, beginning of year	$200,000
Balance, end of period	$200,000

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$2,975
Conversion of OP Units into Common Shares	2
Issuance of Common Shares	21
Exercise of share options	10
Employee Share Purchase Plan (ESPP)	1
Share-based employee compensation expense:
Restricted shares	1
Balance, end of period	$3,010

PAID IN CAPITAL
Balance, beginning of year	$5,047,186
Common Share Issuance:
Conversion of OP Units into Common Shares	4,752
Issuance of Common Shares	123,580
Exercise of share options	31,271
Employee Share Purchase Plan (ESPP)	4,522
Share-based employee compensation expense:
Restricted shares	5,115
Share options	7,976
ESPP discount	809
Offering costs	(1,907)
Supplemental Executive Retirement Plan (SERP)	(5,473)
Acquisition of Noncontrolling Interests – Partially Owned Properties	1,219
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(32,391)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	39,429
Balance, end of period	$5,226,088

RETAINED EARNINGS
Balance, beginning of year	$615,572
Net income attributable to controlling interests	248,563
Common Share distributions	(202,967)
Preferred Share distributions	(6,933)
Balance, end of period	$654,235

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)
(Amounts in thousands)
(Unaudited)

Six Months Ended
June 30, 2012
SHAREHOLDERS' EQUITY (continued)
ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(196,718)
Accumulated other comprehensive (loss) – derivative instruments:
Unrealized holding (losses) arising during the period	(8,642)
Losses reclassified into earnings from other comprehensive income	7,203
Accumulated other comprehensive income – other instruments:
Unrealized holding gains arising during the period	82
Balance, end of period	$(198,075)

NONCONTROLLING INTERESTS

OPERATING PARTNERSHIP
Balance, beginning of year	$119,536
Issuance of OP Units to Noncontrolling Interests	66,606
Issuance of LTIP Units to Noncontrolling Interests	5
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(4,754)
Equity compensation associated with Noncontrolling Interests	4,211
Net income attributable to Noncontrolling Interests	11,150
Distributions to Noncontrolling Interests	(9,396)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	(3,408)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(39,429)
Balance, end of period	$144,521

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$74,306
Net income attributable to Noncontrolling Interests	769
Contributions by Noncontrolling Interests	2,935
Distributions to Noncontrolling Interests	(2,258)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(1,306)
Balance, end of period	$74,446

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Investment in real estate
Land	$4,565,646	$4,367,816
Depreciable property	15,886,832	15,554,740
Projects under development	198,912	160,190
Land held for development	372,108	325,200
Investment in real estate	21,023,498	20,407,946
Accumulated depreciation	(4,777,887)	(4,539,583)
Investment in real estate, net	16,245,611	15,868,363
Cash and cash equivalents	44,585	383,921
Investments in unconsolidated entities	17,886	12,327
Deposits – restricted	193,892	152,237
Escrow deposits – mortgage	9,139	10,692
Deferred financing costs, net	41,854	44,608
Other assets	161,445	187,155
Total assets	$16,714,412	$16,659,303

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$4,004,496	$4,111,487
Notes, net	5,354,768	5,609,574
Lines of credit	35,000	—
Accounts payable and accrued expenses	72,647	35,206
Accrued interest payable	82,695	88,121
Other liabilities	430,650	291,289
Security deposits	68,265	65,286
Distributions payable	109,463	179,079
Total liabilities	10,157,984	10,380,042

Commitments and contingencies

Redeemable Limited Partners	452,203	416,404
Capital:
Partners’ Capital:
Preference Units	200,000	200,000
General Partner	5,883,333	5,665,733
Limited Partners	144,521	119,536
Accumulated other comprehensive (loss)	(198,075)	(196,718)
Total partners’ capital	6,029,779	5,788,551
Noncontrolling Interests – Partially Owned Properties	74,446	74,306
Total capital	6,104,225	5,862,857
Total liabilities and capital	$16,714,412	$16,659,303

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per Unit data)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2012	2011	2012	2011
REVENUES
Rental income	$1,063,162	$939,121	$541,569	$478,419
Fee and asset management	4,276	3,754	2,212	1,948
Total revenues	1,067,438	942,875	543,781	480,367

EXPENSES
Property and maintenance	218,004	202,157	107,024	98,571
Real estate taxes and insurance	118,768	106,610	63,126	54,803
Property management	44,417	43,148	21,008	20,767
Fee and asset management	2,487	1,957	1,180	1,009
Depreciation	346,079	311,891	172,338	154,452
General and administrative	27,082	22,341	13,394	10,908
Total expenses	756,837	688,104	378,070	340,510

Operating income	310,601	254,771	165,711	139,857

Interest and other income	431	1,288	259	277
Other expenses	(16,584)	(6,790)	(9,517)	(4,630)
Interest:
Expense incurred, net	(234,247)	(240,443)	(115,618)	(119,997)
Amortization of deferred financing costs	(7,037)	(7,401)	(4,063)	(4,396)
Income before income and other taxes, net gain on sales of land parcels and discontinued operations	53,164	1,425	36,772	11,111
Income and other tax (expense) benefit	(405)	(386)	(214)	(202)
Net gain on sales of land parcels	—	4,217	—	4,217
Income from continuing operations	52,759	5,256	36,558	15,126
Discontinued operations, net	207,723	709,563	71,757	566,627
Net income	260,482	714,819	108,315	581,753
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(769)	(31)	(319)	(71)
Net income attributable to controlling interests	$259,713	$714,788	$107,996	$581,682

ALLOCATION OF NET INCOME:
Preference Units	$6,933	$6,933	$3,467	$3,467

General Partner	$241,630	$676,322	$99,797	$552,457
Limited Partners	11,150	31,533	4,732	25,758
Net income available to Units	$252,780	$707,855	$104,529	$578,215

Earnings per Unit – basic:
Income (loss) from continuing operations available to Units	$0.14	$(0.01)	$0.10	$0.04
Net income available to Units	$0.81	$2.30	$0.33	$1.88
Weighted average Units outstanding	313,133	307,106	314,255	307,954

Earnings per Unit – diluted:
Income (loss) from continuing operations available to Units	$0.14	$(0.01)	$0.10	$0.04
Net income available to Units	$0.80	$2.30	$0.33	$1.85
Weighted average Units outstanding	316,457	307,106	317,648	312,199

Distributions declared per Unit outstanding	$0.6750	$0.6750	$0.3375	$0.3375

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Amounts in thousands except per Unit data)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2012	2011	2012	2011
Comprehensive income:
Net income	$260,482	$714,819	$108,315	$581,753
Other comprehensive (loss):
Other comprehensive (loss) – derivative instruments:
Unrealized holding (losses) arising during the period	(8,642)	(25,119)	(11,860)	(31,201)
Losses reclassified into earnings from other comprehensive income	7,203	1,891	3,640	935
Other comprehensive income – other instruments:
Unrealized holding gains arising during the period	82	493	118	347
Other comprehensive (loss)	(1,357)	(22,735)	(8,102)	(29,919)
Comprehensive income	259,125	692,084	100,213	551,834
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(769)	(31)	(319)	(71)
Comprehensive income attributable to controlling interests	$258,356	$692,053	$99,894	$551,763

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$260,482	$714,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	348,106	330,930
Amortization of deferred financing costs	7,037	8,048
Amortization of discounts and premiums on debt	(3,538)	851
Amortization of deferred settlements on derivative instruments	6,935	1,624
Write-off of pursuit costs	3,565	3,038
Distributions from unconsolidated entities – return on capital	240	42
Net (gain) on sales of land parcels	—	(4,217)
Net (gain) on sales of discontinued operations	(204,053)	(682,236)
Loss on debt extinguishments	272	—
Unrealized (gain) loss on derivative instruments	(1)	2,569
Compensation paid with Company Common Shares	16,878	12,389
Changes in assets and liabilities:
(Increase) decrease in deposits – restricted	(1,330)	1,971
(Increase) in other assets	(23,017)	(4,456)
Increase in accounts payable and accrued expenses	35,794	35,165
(Decrease) in accrued interest payable	(5,426)	(6,047)
Increase (decrease) in other liabilities	141,090	(21,980)
Increase (decrease) in security deposits	2,979	(33)
Net cash provided by operating activities	586,013	392,477

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(520,775)	(475,397)
Investment in real estate – development/other	(78,210)	(63,558)
Improvements to real estate	(68,319)	(64,863)
Additions to non-real estate property	(4,700)	(3,987)
Interest capitalized for real estate and unconsolidated entities under development	(10,055)	(3,683)
Proceeds from disposition of real estate, net	333,015	1,194,005
Investments in unconsolidated entities	(5,420)	(412)
(Increase) in deposits on real estate acquisitions and investments, net	(40,539)	(171,152)
Decrease in mortgage deposits	1,553	1,688
Acquisition of Noncontrolling Interests – Partially Owned Properties	(87)	(8,575)
Net cash (used for) provided by investing activities	(393,537)	404,066

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(4,283)	$(1,466)
Mortgage notes payable:
Proceeds	—	135,230
Restricted cash	214	(11,663)
Lump sum payoffs	(198,763)	(632,477)
Scheduled principal repayments	(7,575)	(8,366)
Loss on debt extinguishments	(272)	—
Notes, net:
Lump sum payoffs	(253,858)	(93,096)
Lines of credit:
Proceeds	105,000	—
Repayments	(70,000)	—
Proceeds from sale of OP Units	152,058	154,508
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	4,523	3,501
Proceeds from exercise of EQR options	31,281	83,534
Payment of offering costs	(1,907)	(2,611)
Other financing activities, net	(33)	(33)
Contributions – Noncontrolling Interests – Partially Owned Properties	2,935	—
Contributions – Limited Partners	5	—
Distributions:
OP Units – General Partner	(269,755)	(231,995)
Preference Units	(6,933)	(6,933)
OP Units – Limited Partners	(12,224)	(10,866)
Noncontrolling Interests – Partially Owned Properties	(2,225)	(454)
Net cash (used for) financing activities	(531,812)	(623,187)
Net (decrease) increase in cash and cash equivalents	(339,336)	173,356
Cash and cash equivalents, beginning of period	383,921	431,408
Cash and cash equivalents, end of period	$44,585	$604,764

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$236,600	$242,655
Net cash paid for income and other taxes	$454	$628
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$106,600	$99,131
Valuation of OP Units issued	$66,606	$—
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(4,664)	$(3,816)
Notes, net	$1,126	$4,667
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(268)	$(267)
Accumulated other comprehensive income	$7,203	$1,891
Unrealized (gain) loss on derivative instruments:
Other assets	$4,663	$1,975
Mortgage notes payable	$(2,589)	$(226)
Notes, net	$(2,074)	$(501)
Other liabilities	$8,641	$26,440
Accumulated other comprehensive income	$(8,642)	$(25,119)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(9,676)	$(3,597)
Investments in unconsolidated entities	$(379)	$(86)
Other:
Receivable on sale of OP Units	$28,457	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(Amounts in thousands)
(Unaudited)

Six Months Ended
June 30, 2012
PARTNERS’ CAPITAL

PREFERENCE UNITS
Balance, beginning of year	$200,000
Balance, end of period	$200,000

GENERAL PARTNER
Balance, beginning of year	$5,665,733
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	4,754
Issuance of OP Units	123,601
Exercise of EQR share options	31,281
EQR’s Employee Share Purchase Plan (ESPP)	4,523
Share-based employee compensation expense:
EQR restricted shares	5,116
EQR share options	7,976
EQR ESPP discount	809
Offering costs	(1,907)
Net income available to Units – General Partner	241,630
OP Units – General Partner distributions	(202,967)
Supplemental Executive Retirement Plan (SERP)	(5,473)
Acquisition of Noncontrolling Interests – Partially Owned Properties	1,219
Change in market value of Redeemable Limited Partners	(32,391)
Adjustment for Limited Partners ownership in Operating Partnership	39,429
Balance, end of period	$5,883,333

LIMITED PARTNERS
Balance, beginning of year	$119,536
Issuance of OP Units to Limited Partners	66,606
Issuance of LTIP Units to Limited Partners	5
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(4,754)
Equity compensation associated with Units – Limited Partners	4,211
Net income available to Units – Limited Partners	11,150
Units – Limited Partners distributions	(9,396)
Change in carrying value of Redeemable Limited Partners	(3,408)
Adjustment for Limited Partners ownership in Operating Partnership	(39,429)
Balance, end of period	$144,521

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(196,718)
Accumulated other comprehensive (loss) – derivative instruments:
Unrealized holding (losses) arising during the period	(8,642)
Losses reclassified into earnings from other comprehensive income	7,203
Accumulated other comprehensive income – other instruments:
Unrealized holding gains arising during the period	82
Balance, end of period	$(198,075)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL (Continued)
(Amounts in thousands)
(Unaudited)

Six Months Ended
June 30, 2012
NONCONTROLLING INTERESTS

NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$74,306
Net income attributable to Noncontrolling Interests	769
Contributions by Noncontrolling Interests	2,935
Distributions to Noncontrolling Interests	(2,258)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(1,306)
Balance, end of period	$74,446

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
EQR is the general partner of, and as of June 30, 2012 owned an approximate 95.4% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
As of June 30, 2012, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 421 properties located in 14 states and the District of Columbia consisting of 120,355 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	398	111,500
Partially Owned Properties – Consolidated	21	3,916
Military Housing	2	4,939
	421	120,355

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Deferred tax assets and liabilities applicable to the TRS are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of June 30, 2012, the Company has recorded a deferred tax asset of approximately $31.7 million, which is fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.

Other

The Company is the controlling partner in various consolidated partnerships owning 21 properties and 3,916 apartment units and various completed and uncompleted development properties having a noncontrolling interest book value of $74.4 million at June 30, 2012. The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning six properties having a noncontrolling interest deficit balance of $5.0 million. These six partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of June 30, 2012, the Company estimates the value of Noncontrolling Interest distributions for these six properties would have been approximately $36.7 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the six Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on June 30, 2012 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company’s Partially Owned Properties is subject to change. To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

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

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and Long-Term Incentive Plan (“LTIP”) Units) for the six months ended June 30, 2012:

2012
Common Shares
Common Shares outstanding at January 1,	297,508,185
Common Shares Issued:
Conversion of OP Units	135,823
Issuance of Common Shares	2,078,310
Exercise of share options	1,014,585
Employee Share Purchase Plan (ESPP)	91,872
Restricted share grants, net	132,870
Common Shares outstanding at June 30,	300,961,645
Units
Units outstanding at January 1,	13,492,543
LTIP Units, net	70,235
OP Units issued through acquisitions	1,081,797
Conversion of OP Units to Common Shares	(135,823)
Units outstanding at June 30,	14,508,752
Total Common Shares and Units outstanding at June 30,	315,470,397
Units Ownership Interest in Operating Partnership	4.6%
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
The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at June 30, 2012 and December 31, 2011.
The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of June 30, 2012, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $452.2 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the change in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the six months ended June 30, 2012 (amounts in thousands):

2012
Balance at January 1,	$416,404
Change in market value	32,391
Change in carrying value	3,408
Balance at June 30,	$452,203
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
The following table presents the Company’s issued and outstanding Preferred Shares as of June 30, 2012 and December 31, 2011:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Share (2)	June 30, 2012	December 31, 2011
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at June 30, 2012 and December 31, 2011	12/10/26	$4.145	$50,000	$50,000
6.48% Series N Cumulative Redeemable Preferred; liquidation value $250 per share; 600,000 shares issued and outstanding at June 30, 2012 and December 31, 2011 (3)(4)	06/19/08	$16.20	150,000	150,000
			$200,000	$200,000

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

(4)
The Series N Preferred Shares have been called for redemption effective August 20, 2012. As a result of this redemption, the Company will record the write-off of approximately $5.1 million in original issuance costs as a premium on the redemption of Preferred Shares during the third quarter of 2012.

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the six months ended June 30, 2012:

2012
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	311,000,728
Issued to General Partner:
Issuance of OP Units	2,078,310
Exercise of EQR share options	1,014,585
EQR’s Employee Share Purchase Plan (ESPP)	91,872
EQR's restricted share grants, net	132,870
Issued to Limited Partners:
LTIP Units, net	70,235
OP Units issued through acquisitions	1,081,797
General and Limited Partner Units outstanding at June 30,	315,470,397
Limited Partner Units
Limited Partner Units outstanding at January 1,	13,492,543
Limited Partner LTIP Units, net	70,235
Limited Partner OP Units issued through acquisitions	1,081,797
Conversion of Limited Partner OP Units to EQR Common Shares	(135,823)
Limited Partner Units outstanding at June 30,	14,508,752
Limited Partner Units Ownership Interest in Operating Partnership	4.6%
The Limited Partners of the Operating Partnership as of June 30, 2012 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of LTIP Units. Subject to certain exceptions (including the “book-up” requirements of LTIP Units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units. Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.
The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR. Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.
The Limited Partner Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at June 30, 2012 and December 31, 2011.
The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total. Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above. As of June 30, 2012, the Redeemable Limited Partner Units have a redemption value of approximately $452.2 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Limited Partner Units.
The following table presents the change in the redemption value of the Redeemable Limited Partners for the six months ended June 30, 2012 (amounts in thousands):

2012
Balance at January 1,	$416,404
Change in market value	32,391
Change in carrying value	3,408
Balance at June 30,	$452,203
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
The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of June 30, 2012 and December 31, 2011:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Unit (2)	June 30, 2012	December 31, 2011
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at June 30, 2012 and December 31, 2011	12/10/26	$4.145	$50,000	$50,000
6.48% Series N Cumulative Redeemable Preference Units; liquidation value $250 per unit; 600,000 units issued and outstanding at June 30, 2012 and December 31, 2011 (3)(4)	06/19/08	$16.20	150,000	150,000
			$200,000	$200,000

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

(4)
The Series N Preference Units have been called for redemption effective August 20, 2012, in conjunction with the concurrent redemption of the corresponding Company Preferred Shares. As a result of this redemption, the Operating Partnership will record the write-off of approximately $5.1 million in original issuance costs as a premium on the redemption of Preference Units during the third quarter of 2012.

Other

In September 2009, the Company announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell up to 17.0 million Common Shares from time to time over the next three years (later increased by 5.7 million Common Shares and extended to February 2014) into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). During the six months ended June 30, 2012, EQR issued approximately 2.1 million Common Shares at an average price of $59.47 per share for total consideration of approximately $123.6 million through the ATM program. Concurrent with these transactions, ERPOP issued approximately 2.1 million OP Units to EQR. EQR has 7.1 million Common Shares remaining available for issuance under the ATM program as of June 30, 2012.

EQR has a share repurchase program authorized by the Board of Trustees under which it has authorization to repurchase up to $464.6 million of its shares as of June 30, 2012. No shares were repurchased during the six months ended June 30, 2012.

On April 18, 2012, the Operating Partnership issued 1,081,797 OP Units having a value of $66.6 million (based on the closing price for Common Shares of $61.57 on such date) as partial consideration for the acquisition of one rental property.

During the six months ended June 30, 2012, the Company acquired all of its partner's interest in one consolidated partially owned land parcel for no cash consideration. In conjunction with this transaction, the Company increased paid in capital (included in general partner's capital in the Operating Partnership's financial statements) by $1.2 million (net of $0.1 million of transaction costs) and reduced Noncontrolling Interests – Partially Owned Properties by $1.3 million.

4.	Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of June 30, 2012 and December 31, 2011 (amounts in thousands):

	June 30, 2012	December 31, 2011
Land	$4,565,646	$4,367,816
Depreciable property:
Buildings and improvements	14,550,970	14,262,616
Furniture, fixtures and equipment	1,335,862	1,292,124
Projects under development:
Land	75,453	75,646
Construction-in-progress	123,459	84,544
Land held for development:
Land	323,146	299,096
Construction-in-progress	48,962	26,104
Investment in real estate	21,023,498	20,407,946
Accumulated depreciation	(4,777,887)	(4,539,583)
Investment in real estate, net	$16,245,611	$15,868,363

During the six months ended June 30, 2012, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated	5	1,356	$669,969
Land Parcels (two)	—	—	23,740
Total	5	1,356	$693,709

During the six months ended June 30, 2012, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	12	3,184	$336,250
Total	12	3,184	$336,250

The Company recognized a net gain on sales of discontinued operations of approximately $204.1 million on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate

In addition to the land parcel that was subsequently acquired as discussed in Note 14, the Company has entered into separate agreements to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties	5	708	$231,983
Land Parcels (four)	—	—	112,000
Total	5	708	$343,983

In addition to the properties that were subsequently disposed of as discussed in Note 14, the Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties	8	2,177	$274,030
Total	8	2,177	$274,030

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following tables and information summarize the Company’s investments in partially owned entities as of June 30, 2012 (amounts in thousands except for project and apartment unit amounts):

	Consolidated				Unconsolidated
	Development Projects (VIEs) (4)
	Held for and/or Under Development	Completed and Stabilized	Other	Total	Institutional Joint Ventures (5)

Total projects (1)	—	2	19	21	—

Total apartment units (1)	—	441	3,475	3,916	—

Balance sheet information at 6/30/12 (at 100%):
ASSETS
Investment in real estate	$146,582	$114,615	$451,434	$712,631	$103,716
Accumulated depreciation	—	(14,312)	(151,987)	(166,299)	—
Investment in real estate, net	146,582	100,303	299,447	546,332	103,716
Cash and cash equivalents	3,382	1,602	11,521	16,505	63
Deposits – restricted	43,593	2,284	5	45,882	—
Escrow deposits – mortgage	—	80	—	80	—
Deferred financing costs, net	—	9	1,089	1,098	6
Other assets	5,817	121	129	6,067	1
Total assets	$199,374	$104,399	$312,191	$615,964	$103,786

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable	$—	$32,950	$200,337	$233,287	$12,968
Accounts payable & accrued expenses	815	525	1,148	2,488	2,723
Accrued interest payable	—	99	782	881	35
Other liabilities	1,272	91	1,115	2,478	71
Security deposits	—	127	1,498	1,625	—
Total liabilities	2,087	33,792	204,880	240,759	15,797

Noncontrolling Interests – Partially Owned Properties	79,719	1,078	(6,351)	74,446	70,428
Company equity/General and Limited Partners' Capital	117,568	69,529	113,662	300,759	17,561
Total equity/capital	197,287	70,607	107,311	375,205	87,989
Total liabilities and equity/capital	$199,374	$104,399	$312,191	$615,964	$103,786

Debt – Secured (2):
Company/Operating Partnership Ownership (3)	$—	$32,950	$159,068	$192,018	$2,594
Noncontrolling Ownership	—	—	41,269	41,269	10,374
Total (at 100%)	$—	$32,950	$200,337	$233,287	$12,968

	Consolidated				Unconsolidated
	Development Projects (VIEs) (4)
	Held for and/or Under Development	Completed and Stabilized	Other	Total	Institutional Joint Ventures (5)
Operating information for the six months ended 6/30/12 (at 100%):
Operating revenue	$—	$4,733	$30,467	$35,200	$—
Operating expenses	75	1,358	9,711	11,144	—
Net operating (loss) income	(75)	3,375	20,756	24,056	—
Depreciation	—	2,085	7,683	9,768	—
General and administrative/other	42	3	30	75	—
Operating (loss) income	(117)	1,287	13,043	14,213	—
Interest and other income	1	2	—	3	—
Other expenses	(126)	—	—	(126)	—
Interest:
Expense incurred, net	—	(671)	(4,694)	(5,365)	—
Amortization of deferred financing costs	—	(135)	(89)	(224)	—
(Loss) income before income and other taxes	(242)	483	8,260	8,501	—
Income and other tax (expense) benefit	(25)	—	(21)	(46)	—
Net (loss) income	$(267)	$483	$8,239	$8,455	$—

(1)	Project and apartment unit counts exclude all uncompleted development projects until those projects are substantially completed.

(2)	All debt is non-recourse to the Company.

(3)	Represents the Company’s/Operating Partnership’s current economic ownership interest.

(4)	A development project with a noncontrolling interest balance of $78.7 million is not a VIE.

(5)
These development projects (Nexus Sawgrass and Domain) are owned 20% by the Company and 80% by an institutional partner in two separate unconsolidated joint ventures. Construction will be predominately funded with two separate long-term, non-recourse secured loans from the partner. The Company is responsible for constructing the projects and has given certain construction cost overrun guarantees.

The Company is the controlling partner in various consolidated partnership properties and development properties having a noncontrolling interest book value of $74.4 million at June 30, 2012. The Company has identified certain development partnerships as VIEs as the Company provides substantially all of the capital for these ventures (other than third party mortgage debt, if any) despite the fact that each partner legally owns 50% of each venture. The Company is the primary beneficiary as it exerts the most significant power over the ventures, absorbs the majority of the expected losses and has the right to receive a majority of the expected residual returns. The assets net of liabilities of the Company’s VIEs are restricted in their use to the specific VIE to which they relate and are not available for general corporate use. The Company does not have any unconsolidated VIEs.

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet (not a VIE). Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of June 30, 2012, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $189.9 million, of which Toll Brothers' noncontrolling interest balance totaled $78.7 million.

The Company admitted an 80% institutional partner to two separate entities/transactions (one in December 2010 and the other in August 2011), each owning a developable land parcel, in exchange for $40.1 million in cash and retained a 20% equity interest in both of these entities. These land parcels are now unconsolidated. Total project costs are approximately $232.8 million and construction will be predominantly funded with two separate long-term, non-recourse secured loans from the partner. While the Company is the managing member of both of the joint ventures, is responsible for constructing both of the projects and has given certain construction cost overrun guarantees, all major decisions are made jointly, the large majority of funding is provided by the partner and the partner has significant involvement in and oversight of the ongoing projects, neither of which is a VIE. The Company currently has no further funding obligations related to these projects.

7.	Deposits – Restricted

The following table presents the Company’s restricted deposits as of June 30, 2012 and December 31, 2011 (amounts in thousands):

	June 30, 2012	December 31, 2011
Tax–deferred (1031) exchange proceeds	$95,203	$53,668
Earnest money on pending acquisitions	7,263	7,882
Restricted deposits on debt	2,156	2,370
Restricted deposits on real estate investments	43,593	43,970
Resident security and utility deposits	41,524	40,403
Other	4,153	3,944
Totals	$193,892	$152,237

8.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. EQR guarantees the Operating Partnership’s $500.0 million unsecured senior term loan and also guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.

Mortgage Notes Payable

As of June 30, 2012, the Company had outstanding mortgage debt of approximately $4.0 billion.

During the six months ended June 30, 2012, the Company:

▪	Repaid $206.3 million of mortgage loans; and

▪	Assumed $106.6 million of mortgage debt on one acquired property.

The Company recorded approximately $0.3 million and $1.1 million of prepayment penalties and write-offs of unamortized deferred financing costs, respectively, during the six months ended June 30, 2012 as additional interest expense related to debt extinguishment of mortgages.

As of June 30, 2012, the Company had $362.2 million of secured debt subject to third party credit enhancement.

As of June 30, 2012, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through September 1, 2048. At June 30, 2012, the interest rate range on the Company’s mortgage debt was 0.14% to 11.25%. During the six months ended June 30, 2012, the weighted average interest rate on the Company’s mortgage debt was 4.94%.

Notes

As of June 30, 2012, the Company had outstanding unsecured notes of approximately $5.4 billion.

During the six months ended June 30, 2012, the Company:

▪	Repaid $253.9 million of 6.625% unsecured notes at maturity; and

▪
Entered into a new senior unsecured $500.0 million delayed draw term loan facility that could have been drawn anytime on or before July 4, 2012. The Company elected not to draw on this facility and subject to the terms of the agreement, the facility expired undrawn.

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

As of June 30, 2012, scheduled maturities for the Company’s outstanding notes were at various dates through 2026. At June 30, 2012, the interest rate range on the Company’s notes was 0.70% to 7.57%. During the six months ended June 30, 2012, the weighted average interest rate on the Company’s notes was 5.11%.

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

As of June 30, 2012, the amount available on the credit facility was $1.68 billion (net of $30.2 million which was restricted/dedicated to support letters of credit and net of $35.0 million outstanding). During the six months ended June 30, 2012, the weighted average interest rate was 1.35%.

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

The carrying values of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $4.0 billion and $5.4 billion, respectively, at June 30, 2012. The fair values of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $4.2 billion (Level 2) and $5.9 billion (Level 2), respectively, at June 30, 2012. The carrying values of the Company's mortgage notes payable and unsecured notes were approximately $4.1 billion and $5.6 billion, respectively, at December 31, 2011. The fair values of the Company’s mortgage notes payable and unsecured notes were approximately $4.3 billion (Level 2) and $6.0 billion (Level 2), respectively, at December 31, 2011. The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, lines of credit, derivative instruments and investment securities), including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.

The following table summarizes the Company’s consolidated derivative instruments at June 30, 2012 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)
Current Notional Balance	$300,000	$200,000
Lowest Possible Notional	$300,000	$200,000
Highest Possible Notional	$300,000	$200,000
Lowest Interest Rate	2.009%	3.478%
Highest Interest Rate	2.637%	4.695%
Earliest Maturity Date	2013	2023
Latest Maturity Date	2013	2023

(1)	Fair Value Hedges – Converts outstanding fixed rate debt to a floating interest rate.

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

The Company’s derivative positions are valued using models developed by the respective counterparty as well as models developed internally by the Company that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). Employee holdings other than Common Shares within the supplemental executive retirement plan (the “SERP”) are valued using quoted market prices for identical assets and are included in other assets and other liabilities on the consolidated balance sheet. The Company’s investment securities are valued using quoted market prices or readily available market interest rate data. Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are valued using the quoted market price of Common Shares. The fair values disclosed for mortgage notes payable and unsecured debt (including its line of credit) were calculated using indicative rates provided by lenders of similar loans in the case of mortgage notes payable and the private unsecured debt (including its line of credit) and quoted market prices for each underlying issuance in the case of the public unsecured notes.

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	6/30/2012	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$4,309	$—	$4,309	$—
Supplemental Executive Retirement Plan	Other Assets	56,251	56,251	—	—
Available-for-Sale Investment Securities	Other Assets	1,632	1,632	—	—
Total		$62,192	$57,883	$4,309	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$40,920	$—	$40,920	$—
Supplemental Executive Retirement Plan	Other Liabilities	56,251	56,251	—	—
Total		$97,171	$56,251	$40,920	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$452,203	$—	$452,203	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2011	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$8,972	$—	$8,972	$—
Supplemental Executive Retirement Plan	Other Assets	71,426	71,426	—	—
Available-for-Sale Investment Securities	Other Assets	1,550	1,550	—	—
Total		$81,948	$72,976	$8,972	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$32,278	$—	$32,278	$—
Supplemental Executive Retirement Plan	Other Liabilities	71,426	71,426	—	—
Total		$103,704	$71,426	$32,278	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$416,404	$—	$416,404	$—
The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying Consolidated Statements of Operations for the six months ended June 30, 2012 and 2011, respectively (amounts in thousands):

June 30, 2012 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(4,663)	Fixed rate debt	Interest expense	$4,663
Total		$(4,663)			$4,663

June 30, 2011 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(727)	Fixed rate debt	Interest expense	$727
Total		$(727)			$727

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying Consolidated Statements of Operations for the six months ended June 30, 2012 and 2011, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
June 30, 2012 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$(8,642)	Interest expense	$(7,203)	N/A	$—
Total	$(8,642)		$(7,203)		$—

	Effective Portion			Ineffective Portion
June 30, 2011 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$(26,441)	Interest expense	$(1,891)	Interest Expense	$(2,569)
Development Interest Rate Swaps/Caps	1,322	Interest expense	—	N/A	—
Total	$(25,119)		$(1,891)		$(2,569)
As of June 30, 2012 and December 31, 2011, there were approximately $199.0 million and $197.6 million in deferred losses, net, included in accumulated other comprehensive (loss), respectively, related to derivative instruments. Based on the estimated fair values of the net derivative instruments at June 30, 2012, the Company may recognize an estimated $19.4 million of accumulated other comprehensive (loss) as additional interest expense during the twelve months ending June 30, 2013.
The following tables set forth the maturity, amortized cost, gross unrealized gains and losses, book/fair value and interest and other income of the various investment securities held as of June 30, 2012 and December 31, 2011, respectively (amounts in thousands):

		Other Assets
June 30, 2012 Security	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Book/ Fair Value	Interest and Other Income
Available-for-Sale Investment Securities	N/A	$675	$957	$—	$1,632	$—
Total		$675	$957	$—	$1,632	$—

		Other Assets
December 31, 2011 Security	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Book/ Fair Value	Interest and Other Income
Available-for-Sale Investment Securities	N/A	$675	$875	$—	$1,550	$—
Total		$675	$875	$—	$1,550	$—

10.	Earning Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2012	2011	2012	2011
Numerator for net income per share – basic:
Income from continuing operations	$52,759	$5,256	$36,558	$15,126
Allocation to Noncontrolling Interests – Operating Partnership, net	(1,990)	43	(1,481)	(544)
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(769)	(31)	(319)	(71)
Preferred distributions	(6,933)	(6,933)	(3,467)	(3,467)
Income (loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	43,067	(1,665)	31,291	11,044
Discontinued operations, net of Noncontrolling Interests	198,563	677,987	68,506	541,413
Numerator for net income per share – basic	$241,630	$676,322	$99,797	$552,457
Numerator for net income per share – diluted (1):
Income from continuing operations	$52,759		$36,558	$15,126
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(769)		(319)	(71)
Preferred distributions	(6,933)		(3,467)	(3,467)
Income from continuing operations available to Common Shares	45,057		32,772	11,588
Discontinued operations, net	207,723		71,757	566,627
Numerator for net income per share – diluted (1)	$252,780	$676,322	$104,529	$578,215
Denominator for net income per share – basic and diluted (1):
Denominator for net income per share – basic	299,499	293,784	300,193	294,663
Effect of dilutive securities:
OP Units	13,634		14,062	13,291
Long-term compensation shares/units	3,324		3,393	4,245
Denominator for net income per share – diluted (1)	316,457	293,784	317,648	312,199
Net income per share – basic	$0.81	$2.30	$0.33	$1.88
Net income per share – diluted	$0.80	$2.30	$0.33	$1.85
Net income per share – basic:
Income (loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	$0.144	$(0.006)	$0.104	$0.038
Discontinued operations, net of Noncontrolling Interests	0.663	2.308	0.228	1.837
Net income per share – basic	$0.807	$2.302	$0.332	$1.875
Net income per share – diluted (1):
Income (loss) from continuing operations available to Common Shares	$0.142	$(0.006)	$0.103	$0.037
Discontinued operations, net	0.657	2.308	0.226	1.815
Net income per share – diluted	$0.799	$2.302	$0.329	$1.852

(1)
Potential common shares issuable from the assumed conversion of OP Units and the exercise/vesting of long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per share calculation as the Company had a loss from continuing operations for the six months ended June 30, 2011.

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

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2012	2011	2012	2011
Numerator for net income per Unit – basic and diluted (1):
Income from continuing operations	$52,759	$5,256	$36,558	$15,126
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(769)	(31)	(319)	(71)
Allocation to Preference Units	(6,933)	(6,933)	(3,467)	(3,467)
Income (loss) from continuing operations available to Units	45,057	(1,708)	32,772	11,588
Discontinued operations, net	207,723	709,563	71,757	566,627
Numerator for net income per Unit – basic and diluted (1)	$252,780	$707,855	$104,529	$578,215
Denominator for net income per Unit – basic and diluted (1):
Denominator for net income per Unit – basic	313,133	307,106	314,255	307,954
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	3,324		3,393	4,245
Denominator for net income per Unit – diluted (1)	316,457	307,106	317,648	312,199
Net income per Unit – basic	$0.81	$2.30	$0.33	$1.88
Net income per Unit – diluted	$0.80	$2.30	$0.33	$1.85
Net income per Unit – basic:
Income (loss) from continuing operations available to Units	$0.144	$(0.006)	$0.104	$0.038
Discontinued operations, net	0.663	2.308	0.228	1.837
Net income per Unit – basic	$0.807	$2.302	$0.332	$1.875
Net income per Unit – diluted (1):
Income (loss) from continuing operations available to Units	$0.142	$(0.006)	$0.103	$0.037
Discontinued operations, net	0.657	2.308	0.226	1.815
Net income per Unit – diluted	$0.799	$2.302	$0.329	$1.852

(1)
Potential Units issuable from the assumed exercise/vesting of the Company’s long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per Unit calculation as the Operating Partnership had a loss from continuing operations for the six months ended June 30, 2011.

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

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during the six months and quarters ended June 30, 2012 and 2011 (amounts in thousands).

	Six Months Ended June 30,		Quarter Ended June 30,
	2012	2011	2012	2011
REVENUES
Rental income	$10,131	$105,762	$3,198	$41,757
Total revenues	10,131	105,762	3,198	41,757

EXPENSES (1)
Property and maintenance	3,197	49,951	1,376	22,471
Real estate taxes and insurance	920	7,581	325	2,887
Depreciation	2,027	19,039	660	7,115
General and administrative	40	47	36	36
Total expenses	6,184	76,618	2,397	32,509

Discontinued operating income	3,947	29,144	801	9,248

Interest and other income	43	101	18	96
Other expenses	—	—	—	4
Interest (2):
Expense incurred, net	(369)	(1,209)	(288)	(605)
Amortization of deferred financing costs	—	(647)	—	(578)
Income and other tax (expense) benefit	49	(62)	129	(20)

Discontinued operations	3,670	27,327	660	8,145
Net gain on sales of discontinued operations	204,053	682,236	71,097	558,482

Discontinued operations, net	$207,723	$709,563	$71,757	$566,627

(1)	Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Company’s period of ownership.

(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.
For the properties sold during the six months ended June 30, 2012, the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2011 were $130.6 million and $3.2 million, respectively.

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

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at June 30, 2012. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of June 30, 2012, the Company has five consolidated projects totaling 1,367 apartment units in various stages of development with commitments to fund of approximately $288.6 million and estimated completion dates ranging through March 31, 2014, as well as other completed development projects that are in various stages of lease up or are stabilized. The consolidated projects under development are being developed solely by the Company, while certain completed development projects were either developed solely by the Company or co-developed with various third party development partners. The development venture agreements with partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The partner is most often the “general” or “managing” partner of the development venture. The typical buy-sell arrangements contain appraisal rights and provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interest in the project at fair market value upon the expiration of a negotiated time period (typically two to five years after substantial completion of the project).

As of June 30, 2012, the Company has two unconsolidated projects totaling 945 apartment units under development with estimated completion dates ranging through December 31, 2013. The Company currently has no further funding obligations related to these projects. While the Company is the managing member of both of the joint ventures, is responsible for constructing both projects and has given certain construction cost overrun guarantees, all major decisions are made jointly, the large majority of funding is provided by the partner and the partner has significant involvement in and oversight of the ongoing projects. The buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events (including at stabilization) described in the development venture agreements.

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of June 30, 2012, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $189.9 million, of which Toll Brothers' noncontrolling interest balance totaled $78.7 million.

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

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the six months and quarters ended June 30, 2012 and 2011, respectively.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations). The Company believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Company’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the six months and quarters ended June 30, 2012 and 2011, respectively, as well as total assets and capital expenditures at June 30, 2012 (amounts in thousands):

	Six Months Ended June 30, 2012
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$352,015	$193,858	$181,102	$223,530	$—	$950,505
Non-same store/other (2) (3)	45,941	23,425	9,572	29,015	4,704	112,657
Total rental income	397,956	217,283	190,674	252,545	4,704	1,063,162
Operating expenses:
Same store (1)	128,239	66,223	70,308	73,610	—	338,380
Non-same store/other (2) (3)	13,188	11,658	3,644	9,995	4,324	42,809
Total operating expenses	141,427	77,881	73,952	83,605	4,324	381,189
NOI:
Same store (1)	223,776	127,635	110,794	149,920	—	612,125
Non-same store/other (2) (3)	32,753	11,767	5,928	19,020	380	69,848
Total NOI	$256,529	$139,402	$116,722	$168,940	$380	$681,973

Total assets	$6,918,894	$2,919,857	$2,432,052	$3,355,321	$1,088,288	$16,714,412

Capital expenditures	$23,199	$15,225	$14,837	$13,196	$1,862	$68,319

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2011, less properties subsequently sold, which represented 103,950 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2011, plus any properties in lease-up and not stabilized as of January 1, 2011.

(3)	Other includes development and other corporate operations.

	Six Months Ended June 30, 2011
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$332,964	$179,133	$173,488	$215,596	$—	$901,181
Non-same store/other (2) (3)	19,106	2,175	5,977	9,941	741	37,940
Total rental income	352,070	181,308	179,465	225,537	741	939,121
Operating expenses:
Same store (1)	124,633	64,450	69,175	73,667	—	331,925
Non-same store/other (2) (3)	7,035	626	2,323	4,474	5,532	19,990
Total operating expenses	131,668	65,076	71,498	78,141	5,532	351,915
NOI:
Same store (1)	208,331	114,683	104,313	141,929	—	569,256
Non-same store/other (2) (3)	12,071	1,549	3,654	5,467	(4,791)	17,950
Total NOI	$220,402	$116,232	$107,967	$147,396	$(4,791)	$587,206

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2011, less properties subsequently sold, which represented 103,950 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2011, plus any properties in lease-up and not stabilized as of January 1, 2011.

(3)	Other includes development, condominium conversion overhead of $0.2 million and other corporate operations.

	Quarter Ended June 30, 2012
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$180,583	$99,300	$94,829	$115,153	$—	$489,865
Non-same store/other (2) (3)	23,587	12,054	1,363	12,361	2,339	51,704
Total rental income	204,170	111,354	96,192	127,514	2,339	541,569
Operating expenses:
Same store (1)	63,461	33,264	36,255	37,229	—	170,209
Non-same store/other (2) (3)	7,912	5,809	751	4,569	1,908	20,949
Total operating expenses	71,373	39,073	37,006	41,798	1,908	191,158
NOI:
Same store (1)	117,122	66,036	58,574	77,924	—	319,656
Non-same store/other (2) (3)	15,675	6,245	612	7,792	431	30,755
Total NOI	$132,797	$72,281	$59,186	$85,716	$431	$350,411

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to April 1, 2011, less properties subsequently sold, which represented 105,604 apartment units.

(2)	Non-same store primarily includes properties acquired after April 1, 2011, plus any properties in lease-up and not stabilized as of April 1, 2011.

(3)	Other includes development and other corporate operations.

	Quarter Ended June 30, 2011
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$170,855	$91,969	$90,446	$111,043	$—	$464,313
Non-same store/other (2) (3)	9,546	245	—	3,695	620	14,106
Total rental income	180,401	92,214	90,446	114,738	620	478,419
Operating expenses:
Same store (1)	60,644	32,495	35,800	37,923	—	166,862
Non-same store/other (2) (3)	3,900	32	—	1,726	1,621	7,279
Total operating expenses	64,544	32,527	35,800	39,649	1,621	174,141
NOI:
Same store (1)	110,211	59,474	54,646	73,120	—	297,451
Non-same store/other (2) (3)	5,646	213	—	1,969	(1,001)	6,827
Total NOI	$115,857	$59,687	$54,646	$75,089	$(1,001)	$304,278

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to April 1, 2011, less properties subsequently sold, which represented 105,604 apartment units.

(2)	Non-same store primarily includes properties acquired after April 1, 2011, plus any properties in lease-up and not stabilized as of April 1, 2011.

(3)	Other includes development, condominium conversion overhead of $0.1 million and other corporate operations.
Note: Markets included in the above geographic segments are as follows:

(a)	Northeast – New England (excluding Boston), Boston, New York Metro, DC Northern Virginia and Suburban Maryland.

(b)	Northwest – Denver, San Francisco Bay Area and Seattle/Tacoma.

(c)	Southeast – Atlanta, Jacksonville, Orlando and South Florida.

(d)	Southwest – Inland Empire, Los Angeles, Orange County, Phoenix and San Diego.
The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the six months and quarters ended June 30, 2012 and 2011, respectively (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
	2012	2011	2012	2011
Rental income	$1,063,162	$939,121	$541,569	$478,419
Property and maintenance expense	(218,004)	(202,157)	(107,024)	(98,571)
Real estate taxes and insurance expense	(118,768)	(106,610)	(63,126)	(54,803)
Property management expense	(44,417)	(43,148)	(21,008)	(20,767)
Total operating expenses	(381,189)	(351,915)	(191,158)	(174,141)
Net operating income	$681,973	$587,206	$350,411	$304,278

14.	Subsequent Events/Other

Subsequent Events

Subsequent to June 30, 2012, the Company:

•	Acquired one land parcel for $22.0 million;

•	Sold four properties consisting of 1,062 apartment units for $95.7 million;

•	Repaid $16.8 million in mortgage loans;

•	Issued 0.7 million Common Shares at an average price of $63.27 per share for total consideration of $47.3 million under the ATM program, leaving 6.3 million shares available for issuance;

•	Called for redemption its Series N Preferred Shares effective August 20, 2012; and

•	Elected not to draw on its senior unsecured $500.0 million delayed draw term loan facility and subject to the terms of the agreement, the facility expired undrawn.

Other

During the six months ended June 30, 2012 and 2011, the Company incurred charges of $7.3 million and $3.8 million, respectively, related to property acquisition costs, such as survey, title and legal fees, on the acquisition of operating properties and $3.6 million and $3.0 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions. These costs, totaling $10.9 million and $6.8 million, respectively, are included in other expenses in the accompanying consolidated statements of operations.

On December 2, 2011, the Company entered into a contract with affiliates of Bank of America and Barclays PLC to acquire, for $1.325 billion, half of their interests - an approximately 26.5% interest overall - in Archstone, a privately-held owner, operator and developer of multifamily apartment properties. On January 20, 2012, Lehman Brothers Holdings Inc. ("Lehman"), the other owner of Archstone, acquired this 26.5% interest pursuant to a right of first offer and as a result, the Company's contract with the sellers was terminated. The Company had the exclusive right, exercisable on or before May 24, 2012, to contract to purchase the remaining 26.5% interest in Archstone owned by the same sellers for a price, determined by the Company, equal to $1.5 billion or higher. On May 24, 2012, the Company entered into a contract to purchase the remaining 26.5% interest in Archstone for $1.58 billion and Lehman exercised its right of first offer and acquired this 26.5% interest for $1.58 billion on June 6, 2012. As a result, the Company's contract was terminated and by the terms of the contract, the Company received $150.0 million in termination fees which are included in other liabilities on the consolidated balance sheet as of June 30, 2012. These fees are and were subject to certain contingencies such that the Company has recognized $70.0 million of these fees as interest and other income in July 2012 and provided it does not acquire a majority of Archstone before the first week of October 2012, it would recognize the remaining $80.0 million as interest and other income in October 2012. During the six months ended June 30, 2012, the Company incurred Archstone-related expenses of approximately $1.8 million. Cumulative to date, the Company incurred Archstone-related expenses of approximately $6.2 million, of which approximately $2.6 million of this total was financing-related and $3.6 million was pursuit costs.

During the six months ended June 30, 2012, the Company settled a dispute with the owners of a land parcel for $4.2 million, which is included in other expenses in the accompanying consolidated statements of operations.

During the six months ended June 30, 2011, the Company disposed of its corporate housing business for a sales price of approximately $4.0 million, of which the Company provided $2.0 million of seller financing to the buyer. At the time of sale, the full amount of the seller financing was reserved against and the related gain was deferred. During the six months ended June 30, 2012, the Company collected $0.3 million on this note receivable. Cumulative to date, the Company has collected $0.5 million on this note receivable and has recognized a net gain on the sale of approximately $1.5 million.

In 2010, a portion of the parking garage collapsed at one of the Company’s rental properties (Prospect Towers in Hackensack, New Jersey). The costs related to the collapse (both expensed and capitalized), including providing for residents’ interim needs, lost revenue and garage reconstruction, were approximately $22.8 million, before insurance reimbursements of $13.6 million. The garage has been rebuilt with costs capitalized as incurred. Other costs, like those to accommodate displaced residents, lost revenue due to a portion of the property being temporarily unavailable for occupancy and legal costs, reduced earnings as they were incurred. Generally, insurance proceeds were recorded as increases to earnings as they were received. During the six months ended June 30, 2012, the Company received approximately $3.5 million in insurance proceeds (included in real estate taxes and insurance on the consolidated statements of operations), which represented its final reimbursement of the $13.6 million in cumulative insurance proceeds.

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

EQR is the general partner of, and as of June 30, 2012 owned an approximate 95.4% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
The Company’s corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices in each of its markets. As of June 30, 2012, the Company had approximately 3,800 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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
Over the past several years, the Company has done an extensive repositioning of its portfolio from low barrier to entry/non-core markets to high barrier to entry/core markets. Since 2005, the Company has sold over 127,000 apartment units primarily in its non-core markets for an aggregate sales price of approximately $10.4 billion, acquired over 43,000 apartment units in its core markets for approximately $10.0 billion and began approximately $2.7 billion of development projects in its core markets. We are currently seeking to acquire and develop assets primarily in the following targeted metropolitan areas (our core markets): Boston, New York, Washington DC, South Florida, Southern California, San Francisco and Seattle. We also have investments (in the aggregate about 18.2% of our NOI at June 30, 2012) in other markets including Denver, Atlanta, Phoenix, New England (excluding Boston), Orlando and Jacksonville but do not currently intend to acquire or develop new assets in these markets.
As part of its strategy, the Company purchases completed and fully occupied apartment properties, partially completed or partially occupied properties or land on which apartment properties can be constructed. We intend to hold a diversified portfolio of assets across our target markets. As of June 30, 2012, no single metropolitan area accounted for more than 15.9% of our NOI, though no guarantee can be made that NOI concentration may not increase in the future.

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
Current Environment

We expect continued strong growth in 2012 same store revenue (anticipated increase ranging from 5.4% to 5.6%) and 2012 NOI (anticipated increase ranging from 7.0% to 8.0%) and are optimistic that the strength in fundamentals realized in 2011 will be sustained for the foreseeable future. We believe the key drivers behind the anticipated increases in revenue are base rent pricing on new residents, renewal pricing on existing residents, resident turnover and physical occupancy. Due to higher turnover and vacancy experienced in the first quarter, we held base rents steady through April and began increasing rates again in May, as the leasing season demand began and occupancy grew. So far, the peak leasing season has shown very strong demand, allowing us to build occupancy and grow rents across our markets. Renewals remain strong and are in line with current base rent levels. Turnover has increased as we have grown base rents but we are still able to offset this turnover by refilling vacant units with qualified residents at higher base rents. Occupancy gains have been strong across most markets over the past quarter and occupancy reached 96.0% in July 2012, which allows us to continue to grow rents. While strong rate increases year to date have been slightly offset by increased turnover and lower average occupancy than originally budgeted, we have achieved same store revenue growth to date of 5.5% at the midpoint of our guidance range. As we are in the midst of our primary leasing season (June through September), we continue to expect that we will achieve same store revenue growth for the year around the mid-point of our provided range of 5.4% to 5.6%. Despite slow growth in the overall economy, our business continues to perform well because of the combined forces of demographics, household formations and the continued aversion to home ownership, all of which should ensure a continued strong demand for rental housing.

The Company anticipates that 2012 same store expenses will increase 1.5% to 2.5% primarily due to increases in real estate taxes and property insurance, partially offset by a decline in utilities. Real estate taxes are expected to increase 5.0% to 6.0% in 2012 most significantly due to the burn off of 421a tax abatements in New York City but also due to expected value and rate increases in some of our jurisdictions. This is modestly higher than our original guidance of a 4.0% to 5.0% increase based on higher than expected value increases in certain states. Expense control in the other operating expense areas, especially utilities due to lower natural gas costs, on-site payroll due to modest wage growth and property management due to savings from our centralization initiatives are partially offsetting the increases in real estate taxes and insurance. This continues several years of exceptional expense control, with a compounded annual growth in same store expenses of approximately 1.0% over the last five years.

The Company continues to sell non-core assets and reduce its exposure to non-core markets as we believe these assets do not fit into our long term plans and we can sell them for prices that we believe are favorable. The Company sold twelve consolidated properties consisting of 3,184 apartment units for $336.3 million during the six months ended June 30, 2012. These dispositions combined with reinvestment of the cash proceeds in assets with lower cap rates (see definition below) were dilutive to our per share results. The Company defines dilution from transactions as the lost NOI from sales proceeds that were not reinvested in other apartment properties or were reinvested in properties with a lower cap rate. The Company anticipates consolidated dispositions of approximately $1.25 billion during the year ended December 31, 2012.

Competition for the properties we are interested in acquiring is significant due to continued strength in market fundamentals. We believe our access to capital, our ability to execute large, complex transactions and our ability to efficiently stabilize large scale lease up properties provide us with a competitive advantage. The Company acquired five consolidated properties consisting of 1,356 apartment units for $670.0 million during the six months ended June 30, 2012. The Company anticipates consolidated acquisitions of approximately $1.25 billion during the year ended December 31, 2012.

The Company also acquired two land parcels for $23.7 million during the six months ended June 30, 2012. We acquired these land parcels with the intent to develop them into approximately $168.9 million of new apartment properties. Although the Company did not start construction on any projects during the six months ended June 30, 2012, the Company expects to start construction on six projects representing 1,040 apartment units totaling approximately $525.0 million of development costs during the year ended December 31, 2012.

On December 2, 2011, the Company entered into a contract with affiliates of Bank of America and Barclays PLC to acquire, for $1.325 billion, half of their interests - an approximately 26.5% interest overall - in Archstone, a privately-held owner, operator and developer of multifamily apartment properties. On January 20, 2012, Lehman Brothers Holdings Inc. ("Lehman"), the other owner of Archstone, acquired this 26.5% interest pursuant to a right of first offer and as a result, the Company's contract with the sellers was terminated. The Company had the exclusive right, exercisable on or before May 24, 2012, to contract to purchase the remaining 26.5% interest in Archstone owned by the same sellers for a price, determined by the Company, equal to $1.5 billion or higher. On May 24, 2012, the Company entered into a contract to purchase the remaining 26.5% interest in Archstone for $1.58 billion and Lehman exercised its right of first offer and acquired this 26.5% interest for $1.58 billion on June 6, 2012. As a result, the Company's contract was terminated and by the terms of the contract, the Company received $150.0 million in termination fees which are included in other liabilities on the consolidated balance sheet as of June 30, 2012. These fees are and were subject to certain contingencies such that the Company has recognized $70.0 million of these fees as interest and other income in July 2012 and provided it does not acquire a majority of Archstone before the first week of October 2012, it would recognize the remaining $80.0 million as interest and other income in October 2012. During the six months ended June 30, 2012, the Company incurred Archstone-related expenses of approximately $1.8 million. Cumulative to date, the Company incurred Archstone-related expenses of approximately $6.2 million, of which approximately $2.6 million of this total was financing-related and $3.6 million was pursuit costs.

We currently have access to multiple sources of capital including the equity markets as well as both the secured and unsecured debt markets. In December 2011, the Company completed a $1.0 billion unsecured ten year note offering with a coupon of 4.625% and an all-in effective interest rate of approximately 6.2%. We also raised $201.9 million in equity under our ATM Common Share offering program in 2011 and have raised an additional $170.9 million under this program thus far in 2012. In July 2011, the Company replaced its then existing unsecured revolving credit facility which was due to mature in February 2012 with a new $1.25 billion unsecured revolving credit facility maturing on July 13, 2014, subject to a one-year extension option exercisable by the Company. The Company believes that the new facility contains a diversified and strong bank group which increases its balance sheet flexibility going forward. In January 2012, the Company amended this facility to increase available borrowings by $500.0 million to $1.75 billion representing access to certain but contingent capital if the Company had been successful in its pursuit of Archstone. This increase on its unsecured revolving credit facility is available for other funding obligations and general corporate purposes.

We believe that cash and cash equivalents, securities readily convertible to cash, current availability on our revolving credit facility and disposition proceeds for 2012 will provide sufficient liquidity to meet our funding obligations relating to asset acquisitions, debt maturities and existing development projects through 2012. We expect that our remaining longer-term funding requirements will be met through some combination of new borrowings, equity issuances (including EQR's ATM Common Share offering program), property dispositions, joint ventures and cash generated from operations.

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

We believe that the Company is well-positioned as of June 30, 2012 because our properties are geographically diverse, were approximately 95.2% occupied (96.0% on a same store basis) and the long-term demographic picture is positive. With the exception of the Washington, D.C. and Seattle market areas and the San Jose sub-market area of San Francisco, little new multifamily rental supply will be added to our markets over the next several years. We believe our strong balance sheet and ample liquidity will allow us to fund our debt maturities and development costs in the near term, and should also allow us to take advantage of investment opportunities in the future. As economic conditions continue to improve, the short-term nature of our leases and the limited supply of new rental housing being constructed, along with the customer service and superior value provided by our on-site personnel, should allow us to realize even more revenue growth and improvement in our operating results.

The current environment information presented above is based on current expectations and is forward-looking.

Results of Operations
In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in strategically targeted markets during the six months ended June 30, 2012 as follows:

▪
Acquired $670.0 million of apartment properties consisting of five consolidated properties and 1,356 apartment units at a weighted average cap rate (see definition below) of 4.8% and two land parcels for $23.7 million, all of which we deem to be in our strategic targeted markets; and

▪
Sold $336.3 million of consolidated apartment properties consisting of twelve properties and 3,184 apartment units at a weighted average cap rate of 6.4% generating an unlevered internal rate of return (IRR), inclusive of management costs, of 11.0%, the majority of which were in exit or less desirable markets.

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
Properties that the Company owned and were stabilized (see definition below) for all of both of the six months ended June 30, 2012 and 2011 (the “Six-Month 2012 Same Store Properties”), which represented 103,950 apartment units, and properties that the Company owned and were stabilized for all of both of the quarters ended June 30, 2012 and 2011 (the "Second Quarter 2012 Same Store Properties"), which represented 105,604 apartment units, impacted the Company's results of operations. Both the Six-Month 2012 Same Store Properties and the Second Quarter 2012 Same Store Properties are discussed in the following paragraphs.
The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the six months and quarter ended June 30, 2012:

	Six Months Ended		Quarter Ended
	June 30, 2012		June 30, 2012
	Properties	Apartment Units	Properties	Apartment Units
Same Store Properties at Beginning of Period	370	101,312	389	105,612

2010 acquisitions	16	4,445	—	—
2010 acquisitions not stabilized	(2)	(1,238)	—	—
2011 acquisitions	—	—	2	521
2012 dispositions	(12)	(3,184)	(9)	(1,662)
Consolidation of previously unconsolidated properties in 2010 (1)	4	1,043	—	—
Lease-up properties stabilized	4	1,570	3	1,134
Other	—	2	—	(1)

Same Store Properties at June 30, 2012	380	103,950	385	105,604

	Six Months Ended		Quarter Ended
	June 30, 2012		June 30, 2012
	Properties	Apartment Units	Properties	Apartment Units
Same Store	380	103,950	385	105,604

Non-Same Store:
2012 acquisitions	5	1,356	5	1,356
2011 acquisitions	21	6,198	19	5,677
Lease-up properties not yet stabilized (2)	12	3,909	9	2,775
Other	1	3	1	4
Total Non-Same Store	39	11,466	34	9,812
Military Housing (not consolidated)	2	4,939	2	4,939

Total Properties and Apartment Units	421	120,355	421	120,355

Note: Properties are considered "stabilized" when they have achieved 90% occupancy for three consecutive months. Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.

(1)
In 2010, the Company consolidated seven properties containing 1,811 apartment units that had previously been categorized as unconsolidated. Of these properties, one containing 208 apartment units was sold in 2010 and two containing 560 apartment units were sold in 2011.

(2)	Includes properties in various stages of lease-up and properties where lease-up has been completed but the properties were not stabilized for the comparable periods presented.

The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the six months and quarters ended June 30, 2012 and 2011. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011

For the six months ended June 30, 2012, the Company reported diluted earnings per share of $0.80 compared to $2.30 per share in the same period of 2011. The difference is primarily due to higher gains from property sales in 2011 vs. 2012 and dilution as a result of the net impact of the Company's 2011 and 2012 acquisition and disposition activities, partially offset by higher total property net operating income driven by the positive impact of the Company's same store and lease-up activity.

For the six months ended June 30, 2012, income from continuing operations increased approximately $47.5 million when compared to the six months ended June 30, 2011. The increase in continuing operations is discussed below.

Revenues from the Six-Month 2012 Same Store Properties increased $49.3 million primarily as a result of an increase in average rental rates charged to residents, partially offset by increased turnover and slightly lower occupancy. Expenses from the Six-Month 2012 Same Store Properties increased $6.5 million primarily due to increases in real estate taxes and on-site payroll costs. The following tables provide comparative same store results and statistics for the Six-Month 2012 Same Store Properties:

June YTD 2012 vs. June YTD 2011
Same Store Results/Statistics
$ in thousands (except for Average Rental Rate) – 103,950 Same Store Apartment Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
YTD 2012	$950,505	$338,380	$612,125	$1,605	95.1%	27.9%
YTD 2011	$901,181	$331,925	$569,256	$1,520	95.2%	26.6%
Change	$49,324	$6,455	$42,869	$85	(0.1%)	1.3%
Change	5.5%	1.9%	7.5%	5.6%

(1) Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.

The following table provides comparative same store operating expenses for the Six-Month 2012 Same Store Properties:

June YTD 2012 vs. June YTD 2011
Same Store Operating Expenses
$ in thousands – 103,950 Same Store Apartment Units

	Actual YTD 2012	Actual YTD 2011	$ Change	% Change	% of Actual YTD 2012 Operating Expenses
Real estate taxes	$100,173	$94,906	$5,267	5.5%	29.6%
On-site payroll (1)	77,526	76,323	1,203	1.6%	22.9%
Utilities (2)	51,263	52,307	(1,044)	(2.0%)	15.2%
Repairs and maintenance (3)	46,468	45,902	566	1.2%	13.7%
Property management costs (4)	36,119	36,047	72	0.2%	10.7%
Insurance	10,768	10,062	706	7.0%	3.2%
Leasing and advertising	5,492	6,307	(815)	(12.9%)	1.6%
Other on-site operating expenses (5)	10,571	10,071	500	5.0%	3.1%
Same store operating expenses	$338,380	$331,925	$6,455	1.9%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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
The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Six-Month 2012 Same Store Properties:

	Six Months Ended June 30,
	2012	2011
	(Amounts in thousands)
Operating income	$310,601	$254,771
Adjustments:
Non-same store operating results	(69,848)	(17,950)
Fee and asset management revenue	(4,276)	(3,754)
Fee and asset management expense	2,487	1,957
Depreciation	346,079	311,891
General and administrative	27,082	22,341
Same store NOI	$612,125	$569,256
For properties that the Company acquired prior to January 1, 2011 and expects to continue to own through December 31, 2012, the Company anticipates the following same store results for the full year ending December 31, 2012:

2012 Same Store Assumptions
Physical occupancy	95.2%
Revenue change	5.4% to 5.6%
Expense change	1.5 % to 2.5%
NOI change	7.0% to 8.0%
The Company anticipates consolidated rental acquisitions of $1.25 billion and consolidated rental dispositions of $1.25 billion and expects that acquisitions will have a 1.30% lower cap rate than dispositions for the full year ending December 31, 2012.
These 2012 assumptions are based on current expectations and are forward-looking.
Non-same store operating results increased approximately $51.9 million and consist primarily of properties acquired in calendar years 2011 and 2012, as well as operations from the Company’s completed development properties. Although the operations of both the non-same store assets and the same store assets have been positively impacted during the six months ended June 30, 2012, the non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to 2011 and 2012 acquisitions, increasing occupancy for properties in lease-up and a longer ownership period in 2012 than 2011. This increase primarily resulted from:

▪	Development and other miscellaneous properties in lease-up of $7.1 million;

▪	Properties acquired in 2011 and 2012 of $34.8 million; and

▪	Newly stabilized development and other miscellaneous properties of $4.9 million.
See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.
Fee and asset management revenues, net of fee and asset management expenses, were consistent between the periods under comparison.
Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses increased approximately $1.3 million or 2.9%. This increase is primarily attributable to an increase in payroll-related costs and legal and professional fees.
Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $34.2 million or 11.0% primarily as a result of additional depreciation expense on properties acquired in 2011 and 2012, development properties placed in service and capital expenditures for all properties owned, partially offset by a decrease in the amortization of both in-place leases and furniture, fixtures and equipment that were fully depreciated.
General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $4.7 million or 21.2% primarily due to an increase in payroll-related costs, which is largely a result of the acceleration of long-term compensation expense for retirement eligible employees. The Company anticipates that general and administrative expenses will approximate $47.0 million to $48.0 million for the year ending December 31, 2012. The above assumption is based on current expectations and is forward-looking.
Interest and other income from continuing operations decreased approximately $0.9 million or 66.5% primarily as a result of lower interest earned on cash and cash equivalents due to lower overall cash invested during the six months ended June 30, 2012 as compared to the same period in 2011 and forfeited deposits for terminated disposition transactions and proceeds received from the Company's royalty participation in LRO/Rainmaker (a revenue management system) that both occurred during the six months ended June 30, 2011 and did not reoccur during the six months ended June 30, 2012. The Company anticipates that interest and other income will approximate $0.5 million to $1.0 million for the year ending December 31, 2012, not including the $150.0 million in Archstone-related termination fees which the Company expects to recognize in the second half of 2012 subject to the resolution of certain contingencies. The above assumptions are based on current expectations and are forward-looking.
Other expenses from continuing operations increased approximately $9.8 million primarily due to the settlement of a dispute with the owners of a land parcel, an increase in property acquisition costs incurred in conjunction with the Company’s 2012 acquisitions as well as transaction costs related to the pursuit of Archstone.
Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $6.6 million or 2.6% primarily as a result of lower interest expense on mortgage notes payable due to lower balances during the six months ended June 30, 2012 as compared to the same period in 2011, higher capitalized interest in 2012 and the redemption of the Company's $650.0 million of unsecured notes in August 2011, partially offset by interest expense on the $1.0 billion of unsecured notes that closed in December 2011. During the six months ended June 30, 2012, the Company capitalized interest costs of approximately $10.1 million as compared to $3.7 million for the six months ended June 30, 2011. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the six months ended June 30, 2012 was 5.29% as compared to 5.26% for the six months ended June 30, 2011. The Company anticipates that interest expense from continuing operations will approximate $458.0 million to $463.0 million for the year ending December 31, 2012. The above assumption is based on current expectations and is forward-looking.
Income and other tax expense from continuing operations was consistent between the periods under comparison. The Company anticipates that income and other tax expense will approximate $0.5 million to $1.5 million for the year ending December 31, 2012. The above assumption is based on current expectations and is forward-looking.
Net gain on sales of land parcels decreased approximately $4.2 million due to the gain on sale of a land parcel located in suburban Washington, D.C. during the six months ended June 30, 2011 as compared to no land sales during the six months ended June 30, 2012.
Discontinued operations, net decreased approximately $501.8 million or 70.7% between the periods under comparison. This decrease is primarily due to higher gains on sales from dispositions during the six months ended June 30, 2011 compared to the same period in 2012. Properties sold in 2012 reflect operations for a partial period in 2012 in contrast to a full or partial period in 2011. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.
Comparison of the quarter ended June 30, 2012 to the quarter ended June 30, 2011

For the quarter ended June 30, 2012, the Company reported diluted earnings per share of $0.33 compared to $1.85 per share in the same period of 2011. The difference is primarily due to higher gains from property sales in 2011 vs. 2012 and dilution as a result of the net impact of the Company's 2011 and 2012 acquisition and disposition activities, partially offset by higher total property net operating income driven by the positive impact of the Company's same store and lease-up activity.

For the quarter ended June 30, 2012, income from continuing operations increased approximately $21.4 million when compared to the quarter ended June 30, 2011. The increase in continuing operations is discussed below.

Revenues from the Second Quarter 2012 Same Store Properties increased $25.6 million primarily as a result of an increase in average rental rates charged to residents, partially offset by increased turnover and slightly lower occupancy. Expenses from the Second Quarter 2012 Same Store Properties increased $3.3 million primarily due to increases in real estate taxes and on-site payroll costs. The following tables provide comparative same store results and statistics for the Second Quarter 2012 Same Store Properties:

Second Quarter 2012 vs. Second Quarter 2011
Same Store Results/Statistics
$ in thousands (except for Average Rental Rate) – 105,604 Same Store Apartment Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
Q2 2012	$489,865	$170,209	$319,656	$1,626	95.2%	15.5%
Q2 2011	$464,313	$166,862	$297,451	$1,539	95.4%	15.1%
Change	$25,552	$3,347	$22,205	$87	(0.2%)	0.4%
Change	5.5%	2.0%	7.5%	5.7%

(1) Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.

The following table provides comparative same store operating expenses for the Second Quarter 2012 Same Store Properties:

Second Quarter 2012 vs. Second Quarter 2011
Same Store Operating Expenses
$ in thousands – 105,604 Same Store Apartment Units

	Actual Q2 2012	Actual Q2 2011	$ Change	% Change	% of Actual Q2 2012 Operating Expenses
Real estate taxes	$51,110	$48,219	$2,891	6.0%	30.0%
On-site payroll (1)	38,804	38,371	433	1.1%	22.8%
Utilities (2)	25,049	24,761	288	1.2%	14.7%
Repairs and maintenance (3)	24,081	23,975	106	0.4%	14.2%
Property management costs (4)	18,370	18,573	(203)	(1.1%)	10.8%
Insurance	5,528	5,137	391	7.6%	3.2%
Leasing and advertising	2,877	3,092	(215)	(7.0%)	1.7%
Other on-site operating expenses (5)	4,390	4,734	(344)	(7.3%)	2.6%
Same store operating expenses	$170,209	$166,862	$3,347	2.0%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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
The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Second Quarter 2012 Same Store Properties:

	Quarter Ended June 30,
	2012	2011
	(Amounts in thousands)
Operating income	$165,711	$139,857
Adjustments:
Non-same store operating results	(30,755)	(6,827)
Fee and asset management revenue	(2,212)	(1,948)
Fee and asset management expense	1,180	1,009
Depreciation	172,338	154,452
General and administrative	13,394	10,908
Same store NOI	$319,656	$297,451
Non-same store operating results increased approximately $23.9 million and consist primarily of properties acquired in calendar years 2011 and 2012, as well as operations from the Company’s completed development properties. Although the operations of both the non-same store assets and the same store assets have been positively impacted during the quarter ended June 30, 2012, the non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to 2011 and 2012 acquisitions, increasing occupancy for properties in lease-up and a longer ownership period in 2012 than 2011. This increase primarily resulted from:

▪	Development and other miscellaneous properties in lease-up of $3.6 million;

▪	Properties acquired in 2011 and 2012 of $18.4 million; and

▪	Newly stabilized development and other miscellaneous properties of $1.1 million.
See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.
Fee and asset management revenues, net of fee and asset management expenses, increased approximately $0.1 million or 9.9% primarily due to fees earned on management of the Company’s unconsolidated development joint ventures, partially offset by a decrease in revenue earned on management of the Company's military housing ventures at Fort Lewis and McChord Air Force base and higher expenses.
Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses increased approximately $0.2 million or 1.2%. This increase is primarily attributable to an increase in computer operations and legal and professional fees, partially offset by the timing of education/conference expenses.
Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $17.9 million or 11.6% primarily as a result of additional depreciation expense on properties acquired in 2011 and 2012, development properties placed in service and capital expenditures for all properties owned, partially offset by a decrease in the amortization of both in-place leases and furniture, fixtures and equipment that were fully depreciated.
General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $2.5 million or 22.8% primarily due to an increase in payroll-related costs, which is largely a result of the acceleration of long-term compensation expense for retirement eligible employees.
Interest and other income from continuing operations was consistent between the periods under comparison.
Other expenses from continuing operations increased approximately $4.9 million primarily due to an increase in the expensing of overhead (pursuit cost write-offs) as a result of a more active focus on sourcing new development opportunities, an increase in property acquisition costs incurred in conjunction with the Company’s 2012 acquisitions and transaction costs related to the pursuit of Archstone.
Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $4.7 million or 3.8% primarily as a result of lower interest expense on mortgage notes payable due to lower balances during the quarter ended June 30, 2012 as compared to the same period in 2011, higher capitalized interest in 2012 and the redemption of the Company's $650.0 million of unsecured notes in August 2011, partially offset by interest expense on the $1.0 billion of unsecured notes that closed in December 2011. During the quarter ended June 30, 2012, the Company capitalized interest costs of approximately $5.1 million as compared to $2.0 million for the quarter ended June 30, 2011. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended June 30,

2012 was 5.33% as compared to 5.39% for the quarter ended June 30, 2011.
Income and other tax expense from continuing operations was consistent between the periods under comparison.
Net gain on sales of land parcels decreased approximately $4.2 million due to the gain on sale of a land parcel located in suburban Washington, D.C. during the quarter ended June 30, 2011 as compared to no land sales during the quarter ended June 30, 2012.
Discontinued operations, net decreased approximately $494.9 million or 87.3% between the periods under comparison. This decrease is primarily due to higher gains on sales from dispositions during the quarter ended June 30, 2011 compared to the same period in 2012. Properties sold in 2012 reflect operations for a partial period in 2012 in contrast to a full or partial period in 2011. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

EQR issues public equity from time to time and guarantees certain debt of ERPOP. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.
As of January 1, 2012, the Company had approximately $383.9 million of cash and cash equivalents, its restricted 1031 exchange proceeds totaled $53.7 million and it had $1.22 billion available under its revolving credit facility (net of $31.8 million which was restricted/dedicated to support letters of credit). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at June 30, 2012 was approximately $44.6 million, its restricted 1031 exchange proceeds totaled $95.2 million and the amount available on its revolving credit facility was $1.68 billion (net of $30.2 million which was restricted/dedicated to support letters of credit and net of $35.0 million outstanding).
During the six months ended June 30, 2012, the Company generated proceeds from various transactions, which included the following:

▪	Disposed of twelve consolidated properties, receiving net proceeds of approximately $333.0 million;

▪
Issued approximately 3.2 million Common Shares (including Common Shares issued under the ATM program – see further discussion below) and received net proceeds of $159.4 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis); and

▪	Collected $150.0 million in termination fees relating to the pursuit of Archstone.
During the six months ended June 30, 2012, the above proceeds were primarily utilized to:

•	Acquire five rental properties and two land parcels for approximately $520.8 million;

•	Invest $78.2 million primarily in development projects; and

•	Repay $206.3 million of mortgage loans and $253.9 million of unsecured notes.
In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell up to 17.0 million Common Shares from time to time over the next three years (later increased by 5.7 million Common Shares and extended to February 2014) into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR. Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR. During the six months ended June 30, 2012, EQR issued approximately 2.1 million Common Shares at an average price of $59.47 per share for total consideration of approximately $123.6 million through the ATM program. In addition, during the third quarter of 2012 through August 1, 2012, EQR issued approximately 0.7 million Common Shares at an average price of $63.27 per share for total consideration of approximately $47.3 million. Through August 1, 2012, EQR has cumulatively issued approximately 16.3 million Common Shares at an average price of $48.25 per share for total consideration of approximately $788.4 million. EQR has 6.3 million Common Shares remaining available for issuance under the ATM program as of August 1, 2012.
Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, EQR may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. As of July 26, 2012, EQR had authorization to repurchase an additional $464.6 million of its shares. No shares were repurchased during the six months ended June 30, 2012. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.
The Company’s total debt summary and debt maturity schedules as of June 30, 2012 are as follows:

Debt Summary as of June 30, 2012
(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$4,004,496	42.6%	4.94%	7.4
Unsecured	5,389,768	57.4%	5.11%	4.9
Total	$9,394,264	100.0%	5.03%	5.9
Fixed Rate Debt:
Secured – Conventional	$3,590,277	38.2%	5.51%	6.5
Unsecured – Public/Private	4,550,459	48.4%	5.70%	5.7
Fixed Rate Debt	8,140,736	86.6%	5.62%	6.0
Floating Rate Debt:
Secured – Conventional	63,714	0.7%	3.33%	1.0
Secured – Tax Exempt	350,505	3.7%	0.23%	18.1
Unsecured – Public/Private	804,309	8.6%	1.67%	0.4
Unsecured – Revolving Credit Facility	35,000	0.4%	1.35%	2.0
Floating Rate Debt	1,253,528	13.4%	1.29%	5.1
Total	$9,394,264	100.0%	5.03%	5.9

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the six months ended June 30, 2012.
Note: The Company capitalized interest of approximately $10.1 million and $3.7 million during the six months ended June 30, 2012 and 2011, respectively. The Company capitalized interest of approximately $5.1 million and $2.0 million during the quarters ended June 30, 2012 and 2011, respectively.

Debt Maturity Schedule as of June 30, 2012
(Amounts in thousands)

Year	Fixed Rate (1)	Floating Rate (1)		Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2012	$276,867	$533,198	(2)	$810,065	8.6%	5.52%	2.50%
2013	267,283	304,819		572,102	6.1%	6.69%	4.85%
2014	563,844	57,021	(3)	620,865	6.6%	5.31%	5.02%
2015	417,330	—		417,330	4.4%	6.30%	6.30%
2016	1,190,036	—		1,190,036	12.7%	5.34%	5.34%
2017	1,445,589	456		1,446,045	15.4%	5.95%	5.95%
2018	80,887	724		81,611	0.9%	5.71%	5.71%
2019	802,044	20,766		822,810	8.8%	5.49%	5.36%
2020	1,671,868	809		1,672,677	17.8%	5.50%	5.50%
2021	1,165,475	856		1,166,331	12.4%	4.64%	4.64%
2022+	233,861	338,604		572,465	6.1%	6.75%	3.33%
Premium/(Discount)	25,652	(3,725)		21,927	0.2%	N/A	N/A
Total	$8,140,736	$1,253,528		$9,394,264	100.0%	5.54%	5.00%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of June 30, 2012.

(2)	Effective April 5, 2011, the Company exercised the second of its two one-year extension options for its $500.0 million term loan facility and as a result, the maturity date is now October 5, 2012.

(3)	Includes $35.0 million outstanding on the Company's unsecured revolving credit facility. As of June 30, 2012, there was approximately $1.68 billion available on this facility.
The following table provides a summary of the Company’s unsecured debt as of June 30, 2012:

Unsecured Debt Summary as of June 30, 2012
(Amounts in thousands)

	Coupon Rate	Due Date		Face Amount	Unamortized Premium/ (Discount)	Net Balance
Fixed Rate Notes:
	5.500%	10/01/12		$222,133	$(55)	$222,078
	5.200%	04/01/13	(1)	400,000	(89)	399,911
Fair Value Derivative Adjustments			(1)	(300,000)	—	(300,000)
	5.250%	09/15/14		500,000	(136)	499,864
	6.584%	04/13/15		300,000	(303)	299,697
	5.125%	03/15/16		500,000	(197)	499,803
	5.375%	08/01/16		400,000	(758)	399,242
	5.750%	06/15/17		650,000	(2,543)	647,457
	7.125%	10/15/17		150,000	(343)	149,657
	4.750%	07/15/20		600,000	(3,662)	596,338
	4.625%	12/15/21		1,000,000	(3,588)	996,412
	7.570%	08/15/26		140,000	—	140,000
				4,562,133	(11,674)	4,550,459
Floating Rate Notes:
		04/01/13	(1)	300,000	—	300,000
Fair Value Derivative Adjustments			(1)	4,309	—	4,309
Term Loan Facility	LIBOR+0.50%	10/05/12	(2)(3)	500,000	—	500,000
				804,309	—	804,309
Revolving Credit Facility:	LIBOR+1.15%	07/13/14	(2)(4)	35,000	—	35,000
Total Unsecured Debt				$5,401,442	$(11,674)	$5,389,768

(1)	Fair value interest rate swaps convert $300.0 million of the 5.200% notes due April 1, 2013 to a floating interest rate.

(2)	Facilities are private. All other unsecured debt is public.

(3)	Effective April 5, 2011, the Company exercised the second of its two one-year extension options for its $500.0 million term loan facility and as a result, the maturity date is now October 5, 2012.

(4)	As of June 30, 2012, there was approximately $1.68 billion available on the Company’s unsecured revolving credit facility.

An unlimited amount of equity and debt securities remains available for issuance by EQR and ERPOP under effective shelf registration statements filed with the SEC. Most recently, EQR and ERPOP filed a universal shelf registration statement for an unlimited amount of equity and debt securities that automatically became effective upon filing with the SEC in October 2010 and expires on October 15, 2013. However, as of July 26, 2012, issuances under the ATM share offering program are limited to 7.1 million additional shares. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).
The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of June 30, 2012 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential
Capital Structure as of June 30, 2012
(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$4,004,496	42.6%
Unsecured Debt			5,389,768	57.4%
Total Debt			9,394,264	100.0%	32.1%
Common Shares (includes Restricted Shares)	300,961,645	95.4%
Units (includes OP Units and LTIP Units)	14,508,752	4.6%
Total Shares and Units	315,470,397	100.0%
Common Share Price at June 30, 2012	$62.36
			19,672,734	99.0%
Perpetual Preferred Equity (see below)			200,000	1.0%
Total Equity			19,872,734	100.0%	67.9%
Total Market Capitalization			$29,266,998		100.0%

Equity Residential
Perpetual Preferred Equity as of June 30, 2012
(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount	Weighted Average Rate
Preferred Shares:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
6.48% Series N (1)	06/19/08	600,000	150,000	16.20	9,720
Total Perpetual Preferred Equity		1,600,000	$200,000		$13,865	6.93%

(1) The Series N Preferred Shares have been called for redemption effective August 20, 2012.

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of June 30, 2012 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership
Capital Structure as of June 30, 2012
(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$4,004,496	42.6%
Unsecured Debt		5,389,768	57.4%
Total Debt		9,394,264	100.0%	32.1%
Total outstanding Units	315,470,397
Common Share Price at June 30, 2012	$62.36
		19,672,734	99.0%
Perpetual Preference Units (see below)		200,000	1.0%
Total Equity		19,872,734	100.0%	67.9%
Total Market Capitalization		$29,266,998		100.0%

ERP Operating Limited Partnership
Perpetual Preference Units as of June 30, 2012
(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount	Weighted Average Rate
Preference Units:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
6.48% Series N (1)	06/19/08	600,000	150,000	16.20	9,720
Total Perpetual Preference Units		1,600,000	$200,000		$13,865	6.93%

(1) The Series N Preference Units have been called for redemption effective August 20, 2012, in conjunction with the concurrent redemption of the corresponding Company Preferred Shares.
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
During the fourth quarter of 2010, the Company announced a new dividend policy which it believes will generate payouts more closely aligned with the actual annual operating results of the Company’s core business and provide transparency to investors. The Company intends to pay an annual cash dividend equal to approximately 65% of Normalized FFO for the year. Subject to Board of Trustees approval, the Company anticipates the expected dividend payout will range from $1.77 to $1.81 per share/Unit ($0.3375 per share/Unit for each of the first three quarters with the balance for the fourth quarter) for the year ending December 31, 2012 to bring the total payment for the year to approximately 65% of Normalized FFO for the year. The above assumption is based on current expectations and is forward-looking. While our dividend policy makes it less likely we will over distribute, it will also lead to a dividend reduction more quickly than a fixed dividend policy should operating results deteriorate. However, whether due to changes in the dividend policy or otherwise, there may be times when the Company experiences shortfalls in its coverage of distributions, which may cause the Company to consider reducing its distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, the Company’s financial condition may be adversely affected and it may not be able to maintain its current distribution levels. The Company believes that its expected 2012 operating cash flow will be sufficient to cover capital expenditures and distributions.
The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of secured and unsecured debt and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties and joint ventures. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $21.0 billion in investment in real estate on the Company’s balance sheet at June 30, 2012, $14.7 billion or 70.1% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.
ERPOP’s credit ratings from Standard & Poor’s (“S&P”), Moody’s and Fitch for its outstanding senior debt are BBB+, Baal and BBB+, respectively. EQR’s equity ratings from S&P, Moody’s and Fitch for its outstanding preferred equity are BBB+, Baa2 and BBB-, respectively.
In July 2011, the Company replaced its then existing unsecured revolving credit facility with a new $1.25 billion unsecured revolving credit facility maturing on July 13, 2014, subject to a one-year extension option exercisable by the Company. The interest rate on advances under the new credit facility will generally be LIBOR plus a spread (currently 1.15%) and the Company pays an annual facility fee of 0.2%. Both the spread and the facility fee are dependent on the credit rating of the Company’s long-term debt. Effective January 6, 2012, the Company amended this facility to increase available borrowings by $500.0 million to $1.75 billion. The terms did not change, including the July 13, 2014 maturity date. As of July 26, 2012, there was available borrowings of $1.72 billion (net of $30.8 million which was restricted/dedicated to support letters of credit) on the revolving credit facility. This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.
In 2010, a portion of the parking garage collapsed at one of the Company’s rental properties (Prospect Towers in Hackensack, New Jersey). The costs related to the collapse (both expensed and capitalized), including providing for residents' interim needs, lost revenue and garage reconstruction, were approximately $22.8 million, before insurance reimbursements of $13.6 million. The garage has been rebuilt with cumulative costs approximating $13.3 million capitalized as incurred. Other costs approximating $9.5 million, like those to accommodate displaced residents, lost revenue due to a portion of the property being temporarily unavailable for occupancy and legal costs, reduced earnings as they were incurred. Generally, insurance proceeds were recorded as increases to earnings as they were received. During the six months ended June 30, 2012, the Company received approximately $3.5 million in insurance proceeds (included in real estate taxes and insurance on the consolidated statements of operations), which represented its final reimbursement of the $13.6 million in cumulative insurance proceeds. The Company does not anticipate any remaining costs or additional lost revenues as the project has been stabilized and the garage reconstruction has been completed. None of the amounts referenced above impact same store results.

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to June 30, 2012.

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
For the six months ended June 30, 2012, our actual improvements to real estate totaled approximately $68.3 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate
For the Six Months Ended June 30, 2012

	Total Apartment Units (1)	Replacements (2)	Avg. Per Apartment Unit	Building Improvements	Avg. Per Apartment Unit	Total	Avg. Per Apartment Unit
Same Store Properties (3)	103,950	$32,501	$313	$23,856	$229	$56,357	$542
Non-Same Store Properties (4)	11,466	2,940	281	8,636	825	11,576	1,106
Other (5)	—	288		98		386
Total	115,416	$35,729		$32,590		$68,319

(1)
Total Apartment Units – Excludes 4,939 military housing apartment units for which repairs and maintenance expenses and capital expenditures to real estate are self-funded and do not consolidate into the Company’s results.

(2)
Replacements – Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $15.9 million spent during the six months ended June 30, 2012 on apartment unit renovations/rehabs (primarily kitchens and baths) on 2,254 apartment units (equating to about $7,100 per apartment unit rehabbed) designed to reposition these assets for higher rental levels in their respective markets.

(3)	Same Store Properties – Primarily includes all properties acquired or completed and stabilized prior to January 1, 2011, less properties subsequently sold.

(4)
Non-Same Store Properties – Primarily includes all properties acquired during 2011 and 2012, plus any properties in lease-up and not stabilized as of January 1, 2011. Per apartment unit amounts are based on a weighted average of 10,463 apartment units.

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
During the six months ended June 30, 2012, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $4.7 million. The Company expects to fund approximately $2.0 million in total additions to non-real estate property for the remainder of 2012. The above assumption is based on current expectations and is forward-looking.

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

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at June 30, 2012.

Other

Total distributions paid in July 2012 amounted to $109.9 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the second quarter ended June 30, 2012.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company admitted an 80% institutional partner to two separate entities/transactions (one in December 2010 and the other in August 2011), each owning a developable land parcel, in exchange for $40.1 million in cash and retained a 20% equity interest in both of these entities. These land parcels are now unconsolidated. Total project costs are approximately $232.8 million and construction will be predominantly funded with two separate long-term, non-recourse secured loans from the partner. While the Company is the managing member of both of the joint ventures, is responsible for constructing both of the projects and has given certain construction cost overrun guarantees, all major decisions are made jointly, the large majority of funding is provided by the partner and the partner has significant involvement in and oversight of the ongoing projects. The Company currently has no further funding obligations related to these projects. The Company’s strategy with respect to these ventures was to reduce its financial risk related to the development of the properties. However, management does not believe that these investments have a materially different impact upon the Company’s liquidity, cash flows, capital resources, credit or market risk than its other consolidated development activities.

As of June 30, 2012, the Company has five consolidated projects totaling 1,367 apartment units and two unconsolidated projects totaling 945 apartment units in various stages of development with estimated completion dates ranging through March 31, 2014, as well as other completed development projects that are in various stages of lease up or are stabilized. The development agreements currently in place are discussed in detail in Note 12 in the Notes to Consolidated Financial Statements.

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

During the six months ended June 30, 2012 and 2011, the Company capitalized $7.3 million and $5.4 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the supervision of development activities as well as major capital and/or renovation projects.

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

Funds From Operations and Normalized Funds From Operations

For the six months ended June 30, 2012, Funds From Operations ("FFO") available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $38.7 million, or 10.9%, and $44.9 million, or 12.4%, respectively, as compared to the six months ended June 30, 2011.

For the quarter ended June 30, 2012, FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $23.8 million, or 13.2%, and $28.3 million, or 15.1%, respectively, as compared to the quarter ended June 30, 2011.

The following is the Company’s and Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the six months and quarters ended June 30, 2012 and 2011:

Funds From Operations and Normalized Funds From Operations
(Amounts in thousands)

	Six Months Ended June 30,		Quarter Ended June 30,
	2012	2011	2012	2011
Net income	$260,482	$714,819	$108,315	$581,753
Adjustments:
Net (income) attributable to Noncontrolling Interests –
Partially Owned Properties	(769)	(31)	(319)	(71)
Depreciation	346,079	311,891	172,338	154,452
Depreciation – Non-real estate additions	(2,781)	(2,905)	(1,427)	(1,521)
Depreciation – Partially Owned and Unconsolidated Properties	(1,597)	(1,505)	(797)	(755)
Discontinued operations:
Depreciation	2,027	18,951	660	7,081
Net (gain) on sales of discontinued operations	(204,053)	(682,236)	(71,097)	(558,482)
Net incremental gain on sales of condominium units	49	1,115	—	720
Gain on sale of Equity Corporate Housing (ECH)	350	1,024	350	1,024
FFO (1) (3)	399,787	361,123	208,023	184,201
Adjustments:
Asset impairment and valuation allowances	—	—	—	—
Property acquisition costs and write-off of pursuit costs (other expenses)	10,894	6,790	8,268	4,626
Debt extinguishment (gains) losses, including prepayment penalties, preferred share/preference unit redemptions and non-cash convertible debt discounts	1,377	8,573	1,418	6,510
(Gains) losses on sales of non-operating assets, net of income and other tax expense (benefit)	(491)	(5,529)	(487)	(5,153)
Other miscellaneous non-comparable items	2,223	(2,100)	1,249	—
Normalized FFO (2) (3)	$413,790	$368,857	$218,471	$190,184

FFO (1) (3)	$399,787	$361,123	$208,023	$184,201
Preferred/preference distributions	(6,933)	(6,933)	(3,467)	(3,467)
FFO available to Common Shares and Units / Units (1) (3) (4)	$392,854	$354,190	$204,556	$180,734

Normalized FFO (2) (3)	$413,790	$368,857	$218,471	$190,184
Preferred/preference distributions	(6,933)	(6,933)	(3,467)	(3,467)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$406,857	$361,924	$215,004	$186,717

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

Equity Residential

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of June 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to in Item 4(a) above that occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of June 30, 2012, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to in Item 4(a) above that occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

(a) Unregistered Common Shares Issued in the Quarter Ended June 30, 2012 - Equity Residential

During the quarter ended June 30, 2012, EQR issued 104,462 Common Shares in exchange for 104,462 OP Units held by various limited partners of the Operating Partnership. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

(a) Unregistered OP Units Issued in the Quarter Ended June 30, 2012 - ERP Operating Limited Partnership

During the quarter ended June 30, 2012, the Operating Partnership issued 1,081,797 OP Units having a value of $66.6 million to its limited partners. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance. These OP Units were issued in exchange for direct or indirect interest in multifamily properties in private placement transactions under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by the Operating Partnership from the limited partners in connection with these transactions, the Operating Partnership believes it may rely on these exemptions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits – See the Exhibit Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	August 2, 2012	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 2, 2012	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	August 2, 2012	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 2, 2012	By:	/s/ Ian S. Kaufman
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

Exhibit	Description	Location

*10.1	First Amendment to 2011 Share Incentive Plan.	Attached herein.

*10.2	Third Amendment to Second Restated 2002 Share Incentive Plan.	Attached herein.

10.3
Interest Purchase Agreement, dated May 24, 2012, by and among ERP Operating Limited Partnership, BIH ASN LLC, Archstone Equity Holdings, Inc., Bank of America, N.A. and Banc of America Strategic Ventures, Inc.
Included as Exhibit 2.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated May 24, 2012, filed on May 25, 2012.

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
Attached herein.

101
XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity (Equity Residential), (v) consolidated statement of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.
Attached herein.

*Management contracts and compensatory plans or arrangements filed as exhibits to this report are identified by an asterisk.