Form 10-Q
period 2012-09-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2012-11-01
CIK 906107, 931182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2012

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
The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on October 25, 2012 was 302,737,573.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended September 30, 2012 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company's and the Operating Partnership's corporate structure:
EQR is the general partner of, and as of September 30, 2012 owned an approximate 95.5% ownership interest in, ERPOP. The remaining 4.5% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP's day-to-day management.

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

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Investment in real estate
Land	$4,609,337	$4,367,816
Depreciable property	15,943,139	15,554,740
Projects under development	194,254	160,190
Land held for development	404,846	325,200
Investment in real estate	21,151,576	20,407,946
Accumulated depreciation	(4,880,808)	(4,539,583)
Investment in real estate, net	16,270,768	15,868,363
Cash and cash equivalents	45,623	383,921
Investments in unconsolidated entities	17,906	12,327
Deposits – restricted	120,440	152,237
Escrow deposits – mortgage	10,462	10,692
Deferred financing costs, net	38,823	44,608
Other assets	164,523	187,155
Total assets	$16,668,545	$16,659,303

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$3,948,115	$4,111,487
Notes, net	5,354,038	5,609,574
Lines of credit	7,000	—
Accounts payable and accrued expenses	105,602	35,206
Accrued interest payable	78,869	88,121
Other liabilities	370,046	291,289
Security deposits	68,758	65,286
Distributions payable	108,048	179,079
Total liabilities	10,040,476	10,380,042

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	414,219	416,404
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 1,000,000 shares issued and outstanding as of September 30, 2012 and 1,600,000 shares issued and outstanding as of December 31, 2011	50,000	200,000
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 302,674,716 shares issued and outstanding as of September 30, 2012 and 297,508,185 shares issued and outstanding as of December 31, 2011	3,027	2,975
Paid in capital	5,364,802	5,047,186
Retained earnings	770,697	615,572
Accumulated other comprehensive (loss)	(197,754)	(196,718)
Total shareholders’ equity	5,990,772	5,669,015
Noncontrolling Interests:
Operating Partnership	147,650	119,536
Partially Owned Properties	75,428	74,306
Total Noncontrolling Interests	223,078	193,842
Total equity	6,213,850	5,862,857
Total liabilities and equity	$16,668,545	$16,659,303

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2012	2011	2012	2011
REVENUES
Rental income	$1,602,635	$1,417,136	$553,092	$490,944
Fee and asset management	7,328	6,682	3,052	2,928
Total revenues	1,609,963	1,423,818	556,144	493,872

EXPENSES
Property and maintenance	325,071	300,362	110,679	101,712
Real estate taxes and insurance	182,222	162,430	64,235	57,109
Property management	62,769	62,191	18,493	19,175
Fee and asset management	3,595	3,207	1,108	1,250
Depreciation	509,338	467,416	167,406	159,691
General and administrative	37,178	32,462	10,096	10,121
Total expenses	1,120,173	1,028,068	372,017	349,058

Operating income	489,790	395,750	184,127	144,814

Interest and other income	70,516	6,598	70,087	5,313
Other expenses	(20,678)	(9,318)	(4,094)	(2,528)
Interest:
Expense incurred, net	(347,452)	(350,957)	(113,876)	(112,449)
Amortization of deferred financing costs	(10,319)	(11,900)	(3,338)	(4,650)
Income before income and other taxes, (loss) from investments in unconsolidated entities, net gain on sales of land parcels and discontinued operations	181,857	30,173	132,906	30,500
Income and other tax (expense) benefit	(627)	(669)	(222)	(283)
(Loss) from investments in unconsolidated entities	(3)	—	(3)	—
Net gain on sales of land parcels	—	4,217	—	—
Income from continuing operations	181,227	33,721	132,681	30,217
Discontinued operations, net	315,578	794,075	103,642	82,760
Net income	496,805	827,796	236,323	112,977
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(21,646)	(36,275)	(10,496)	(4,742)
Partially Owned Properties	(457)	(418)	312	(387)
Net income attributable to controlling interests	474,702	791,103	226,139	107,848
Preferred distributions	(9,319)	(10,399)	(2,386)	(3,466)
Premium on redemption of Preferred Shares	(5,150)	—	(5,150)	—
Net income available to Common Shares	$460,233	$780,704	$218,603	$104,382

Earnings per share – basic:
Income from continuing operations available to Common Shares	$0.53	$0.07	$0.40	$0.09
Net income available to Common Shares	$1.53	$2.65	$0.73	$0.35
Weighted average Common Shares outstanding	300,116	294,474	301,336	295,831

Earnings per share – diluted:
Income from continuing operations available to Common Shares	$0.52	$0.07	$0.39	$0.08
Net income available to Common Shares	$1.52	$2.62	$0.72	$0.35
Weighted average Common Shares outstanding	317,265	311,908	318,773	312,844

Distributions declared per Common Share outstanding	$1.0125	$1.0125	$0.3375	$0.3375

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Amounts in thousands except per share data)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2012	2011	2012	2011
Comprehensive income:
Net income	$496,805	$827,796	$236,323	$112,977
Other comprehensive (loss) income:
Other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) arising during the period	(12,337)	(130,367)	(3,695)	(105,248)
Losses reclassified into earnings from other comprehensive income	10,907	2,842	3,704	951
Other comprehensive income (loss) – other instruments:
Unrealized holding gains (losses) arising during the period	394	311	312	(182)
Other comprehensive (loss) income	(1,036)	(127,214)	321	(104,479)
Comprehensive income	495,769	700,582	236,644	8,498
Comprehensive (income) attributable to Noncontrolling Interests	(22,103)	(36,693)	(10,184)	(5,129)
Comprehensive income attributable to controlling interests	$473,666	$663,889	$226,460	$3,369

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$496,805	$827,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	516,940	496,383
Amortization of deferred financing costs	10,384	12,769
Amortization of discounts and premiums on debt	(5,795)	144
Amortization of deferred settlements on derivative instruments	10,506	2,441
Write-off of pursuit costs	6,141	4,052
Income from technology investments	—	(4,537)
Loss from investments in unconsolidated entities	3	—
Distributions from unconsolidated entities – return on capital	454	318
Net (gain) on sales of land parcels	—	(4,217)
Net (gain) on sales of discontinued operations	(307,447)	(759,100)
Loss on debt extinguishments	272	—
Unrealized (gain) on derivative instruments	(1)	—
Compensation paid with Company Common Shares	20,836	16,722
Changes in assets and liabilities:
(Increase) decrease in deposits – restricted	(2,250)	5,101
(Increase) decrease in other assets	(14,039)	3,239
Increase in accounts payable and accrued expenses	67,479	60,608
(Decrease) in accrued interest payable	(9,252)	(28,736)
Increase (decrease) in other liabilities	68,492	(20,193)
Increase in security deposits	3,472	1,261
Net cash provided by operating activities	863,000	614,051

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(764,859)	(634,581)
Investment in real estate – development/other	(116,715)	(93,761)
Improvements to real estate	(114,535)	(106,070)
Additions to non-real estate property	(6,716)	(4,879)
Interest capitalized for real estate and unconsolidated entities under development	(15,776)	(5,931)
Proceeds from disposition of real estate, net	610,127	1,402,475
Investments in unconsolidated entities	(5,423)	(865)
Proceeds from technology investments	—	4,537
Decrease (increase) in deposits on real estate acquisitions and investments, net	31,677	(210,170)
Decrease in mortgage deposits	230	1,916
Deconsolidation of previously consolidated properties	—	28,360
Acquisition of Noncontrolling Interests – Partially Owned Properties	(87)	(12,809)
Net cash (used for) provided by investing activities	(382,077)	368,222

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(4,599)	$(8,070)
Mortgage notes payable:
Proceeds	—	152,930
Restricted cash	2,370	16,595
Lump sum payoffs	(279,943)	(859,066)
Scheduled principal repayments	(11,022)	(12,463)
Loss on debt extinguishments	(272)	—
Notes, net:
Lump sum payoffs	(253,858)	(575,641)
Lines of credit:
Proceeds	392,000	213,000
Repayments	(385,000)	(187,000)
Proceeds from sale of Common Shares	220,753	154,508
Proceeds from Employee Share Purchase Plan (ESPP)	4,944	4,558
Proceeds from exercise of options	46,781	94,373
Redemption of Preferred Shares	(150,000)	—
Premium on redemption of Preferred Shares	(21)	—
Payment of offering costs	(2,860)	(2,770)
Other financing activities, net	(33)	(33)
Contributions – Noncontrolling Interests – Partially Owned Properties	5,992	64
Contributions – Noncontrolling Interests – Operating Partnership	5	—
Distributions:
Common Shares	(371,319)	(331,928)
Preferred Shares	(11,344)	(10,399)
Noncontrolling Interests – Operating Partnership	(17,053)	(15,464)
Noncontrolling Interests – Partially Owned Properties	(4,742)	(889)
Net cash (used for) financing activities	(819,221)	(1,367,695)
Net (decrease) in cash and cash equivalents	(338,298)	(385,422)
Cash and cash equivalents, beginning of period	383,921	431,408
Cash and cash equivalents, end of period	$45,623	$45,986

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$353,329	$381,194
Net cash paid for income and other taxes	$573	$607
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$137,644	$99,131
Valuation of OP Units issued	$66,606	$—
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(7,462)	$(6,116)
Notes, net	$1,667	$6,260
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(401)	$(401)
Accumulated other comprehensive income	$10,907	$2,842
Unrealized (gain) on derivative instruments:
Other assets	$5,934	$5,217
Mortgage notes payable	$(2,589)	$(464)
Notes, net	$(3,345)	$(1,476)
Other liabilities	$12,336	$127,090
Accumulated other comprehensive income	$(12,337)	$(130,367)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(15,163)	$(5,760)
Investments in unconsolidated entities	$(613)	$(171)
Deconsolidation of previously consolidated properties:
Investment in real estate, net	$—	$35,495
Investments in unconsolidated entities	$—	$(7,135)
Other:
Receivable on sale of Common Shares	$28,457	$—

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

Nine Months Ended
September 30, 2012
SHAREHOLDERS’ EQUITY

PREFERRED SHARES
Balance, beginning of year	$200,000
Redemption of 6.48% Series N Cumulative Redeemable	(150,000)
Balance, end of period	$50,000

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$2,975
Conversion of OP Units into Common Shares	3
Issuance of Common Shares	32
Exercise of share options	15
Employee Share Purchase Plan (ESPP)	1
Share-based employee compensation expense:
Restricted shares	1
Balance, end of period	$3,027

PAID IN CAPITAL
Balance, beginning of year	$5,047,186
Common Share Issuance:
Conversion of OP Units into Common Shares	8,557
Issuance of Common Shares	192,264
Exercise of share options	46,766
Employee Share Purchase Plan (ESPP)	4,943
Share-based employee compensation expense:
Restricted shares	6,998
Share options	9,854
ESPP discount	884
Offering costs	(2,860)
Premium on redemption of Preferred Shares – original issuance costs	5,129
Supplemental Executive Retirement Plan (SERP)	(407)
Acquisition of Noncontrolling Interests – Partially Owned Properties	1,219
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	8,866
Adjustment for Noncontrolling Interests ownership in Operating Partnership	35,403
Balance, end of period	$5,364,802

RETAINED EARNINGS
Balance, beginning of year	$615,572
Net income attributable to controlling interests	474,702
Common Share distributions	(305,108)
Preferred Share distributions	(9,319)
Premium on redemption of Preferred Shares – cash charge	(21)
Premium on redemption of Preferred Shares – original issuance costs	(5,129)
Balance, end of period	$770,697

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)
(Amounts in thousands)
(Unaudited)

Nine Months Ended
September 30, 2012
SHAREHOLDERS' EQUITY (continued)
ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(196,718)
Accumulated other comprehensive (loss) – derivative instruments:
Unrealized holding (losses) arising during the period	(12,337)
Losses reclassified into earnings from other comprehensive income	10,907
Accumulated other comprehensive income – other instruments:
Unrealized holding gains arising during the period	394
Balance, end of period	$(197,754)

NONCONTROLLING INTERESTS

OPERATING PARTNERSHIP
Balance, beginning of year	$119,536
Issuance of OP Units to Noncontrolling Interests	66,606
Issuance of LTIP Units to Noncontrolling Interests	5
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(8,560)
Equity compensation associated with Noncontrolling Interests	4,759
Net income attributable to Noncontrolling Interests	21,646
Distributions to Noncontrolling Interests	(14,258)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	(6,681)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(35,403)
Balance, end of period	$147,650

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$74,306
Net income attributable to Noncontrolling Interests	457
Contributions by Noncontrolling Interests	5,992
Distributions to Noncontrolling Interests	(4,775)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(1,306)
Other	754
Balance, end of period	$75,428

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Investment in real estate
Land	$4,609,337	$4,367,816
Depreciable property	15,943,139	15,554,740
Projects under development	194,254	160,190
Land held for development	404,846	325,200
Investment in real estate	21,151,576	20,407,946
Accumulated depreciation	(4,880,808)	(4,539,583)
Investment in real estate, net	16,270,768	15,868,363
Cash and cash equivalents	45,623	383,921
Investments in unconsolidated entities	17,906	12,327
Deposits – restricted	120,440	152,237
Escrow deposits – mortgage	10,462	10,692
Deferred financing costs, net	38,823	44,608
Other assets	164,523	187,155
Total assets	$16,668,545	$16,659,303

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$3,948,115	$4,111,487
Notes, net	5,354,038	5,609,574
Lines of credit	7,000	—
Accounts payable and accrued expenses	105,602	35,206
Accrued interest payable	78,869	88,121
Other liabilities	370,046	291,289
Security deposits	68,758	65,286
Distributions payable	108,048	179,079
Total liabilities	10,040,476	10,380,042

Commitments and contingencies

Redeemable Limited Partners	414,219	416,404
Capital:
Partners' Capital:
Preference Units	50,000	200,000
General Partner	6,138,526	5,665,733
Limited Partners	147,650	119,536
Accumulated other comprehensive (loss)	(197,754)	(196,718)
Total partners' capital	6,138,422	5,788,551
Noncontrolling Interests – Partially Owned Properties	75,428	74,306
Total capital	6,213,850	5,862,857
Total liabilities and capital	$16,668,545	$16,659,303

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per Unit data)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2012	2011	2012	2011
REVENUES
Rental income	$1,602,635	$1,417,136	$553,092	$490,944
Fee and asset management	7,328	6,682	3,052	2,928
Total revenues	1,609,963	1,423,818	556,144	493,872

EXPENSES
Property and maintenance	325,071	300,362	110,679	101,712
Real estate taxes and insurance	182,222	162,430	64,235	57,109
Property management	62,769	62,191	18,493	19,175
Fee and asset management	3,595	3,207	1,108	1,250
Depreciation	509,338	467,416	167,406	159,691
General and administrative	37,178	32,462	10,096	10,121
Total expenses	1,120,173	1,028,068	372,017	349,058

Operating income	489,790	395,750	184,127	144,814

Interest and other income	70,516	6,598	70,087	5,313
Other expenses	(20,678)	(9,318)	(4,094)	(2,528)
Interest:
Expense incurred, net	(347,452)	(350,957)	(113,876)	(112,449)
Amortization of deferred financing costs	(10,319)	(11,900)	(3,338)	(4,650)
Income before income and other taxes, (loss) from investments in unconsolidated entities, net gain on sales of land parcels and discontinued operations	181,857	30,173	132,906	30,500
Income and other tax (expense) benefit	(627)	(669)	(222)	(283)
(Loss) from investments in unconsolidated entities	(3)	—	(3)	—
Net gain on sales of land parcels	—	4,217	—	—
Income from continuing operations	181,227	33,721	132,681	30,217
Discontinued operations, net	315,578	794,075	103,642	82,760
Net income	496,805	827,796	236,323	112,977
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(457)	(418)	312	(387)
Net income attributable to controlling interests	$496,348	$827,378	$236,635	$112,590

ALLOCATION OF NET INCOME:
Preference Units	$9,319	$10,399	$2,386	$3,466
Premium on redemption of Preference Units	$5,150	$—	$5,150	$—

General Partner	$460,233	$780,704	$218,603	$104,382
Limited Partners	21,646	36,275	10,496	4,742
Net income available to Units	$481,879	$816,979	$229,099	$109,124

Earnings per Unit – basic:
Income from continuing operations available to Units	$0.53	$0.07	$0.40	$0.09
Net income available to Units	$1.53	$2.65	$0.73	$0.35
Weighted average Units outstanding	313,932	307,705	315,513	308,884

Earnings per Unit – diluted:
Income from continuing operations available to Units	$0.52	$0.07	$0.39	$0.08
Net income available to Units	$1.52	$2.62	$0.72	$0.35
Weighted average Units outstanding	317,265	311,908	318,773	312,844

Distributions declared per Unit outstanding	$1.0125	$1.0125	$0.3375	$0.3375

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Amounts in thousands except per Unit data)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2012	2011	2012	2011
Comprehensive income:
Net income	$496,805	$827,796	$236,323	$112,977
Other comprehensive (loss) income:
Other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) arising during the period	(12,337)	(130,367)	(3,695)	(105,248)
Losses reclassified into earnings from other comprehensive income	10,907	2,842	3,704	951
Other comprehensive income (loss) – other instruments:
Unrealized holding gains (losses) arising during the period	394	311	312	(182)
Other comprehensive (loss) income	(1,036)	(127,214)	321	(104,479)
Comprehensive income	495,769	700,582	236,644	8,498
Comprehensive (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(457)	(418)	312	(387)
Comprehensive income attributable to controlling interests	$495,312	$700,164	$236,956	$8,111

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$496,805	$827,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	516,940	496,383
Amortization of deferred financing costs	10,384	12,769
Amortization of discounts and premiums on debt	(5,795)	144
Amortization of deferred settlements on derivative instruments	10,506	2,441
Write-off of pursuit costs	6,141	4,052
Income from technology investments	—	(4,537)
Loss from investments in unconsolidated entities	3	—
Distributions from unconsolidated entities – return on capital	454	318
Net (gain) on sales of land parcels	—	(4,217)
Net (gain) on sales of discontinued operations	(307,447)	(759,100)
Loss on debt extinguishments	272	—
Unrealized (gain) on derivative instruments	(1)	—
Compensation paid with Company Common Shares	20,836	16,722
Changes in assets and liabilities:
(Increase) decrease in deposits – restricted	(2,250)	5,101
(Increase) decrease in other assets	(14,039)	3,239
Increase in accounts payable and accrued expenses	67,479	60,608
(Decrease) in accrued interest payable	(9,252)	(28,736)
Increase (decrease) in other liabilities	68,492	(20,193)
Increase in security deposits	3,472	1,261
Net cash provided by operating activities	863,000	614,051

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(764,859)	(634,581)
Investment in real estate – development/other	(116,715)	(93,761)
Improvements to real estate	(114,535)	(106,070)
Additions to non-real estate property	(6,716)	(4,879)
Interest capitalized for real estate and unconsolidated entities under development	(15,776)	(5,931)
Proceeds from disposition of real estate, net	610,127	1,402,475
Investments in unconsolidated entities	(5,423)	(865)
Proceeds from technology investments	—	4,537
Decrease (increase) in deposits on real estate acquisitions and investments, net	31,677	(210,170)
Decrease in mortgage deposits	230	1,916
Deconsolidation of previously consolidated properties	—	28,360
Acquisition of Noncontrolling Interests – Partially Owned Properties	(87)	(12,809)
Net cash (used for) provided by investing activities	(382,077)	368,222

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(4,599)	$(8,070)
Mortgage notes payable:
Proceeds	—	152,930
Restricted cash	2,370	16,595
Lump sum payoffs	(279,943)	(859,066)
Scheduled principal repayments	(11,022)	(12,463)
Loss on debt extinguishments	(272)	—
Notes, net:
Lump sum payoffs	(253,858)	(575,641)
Lines of credit:
Proceeds	392,000	213,000
Repayments	(385,000)	(187,000)
Proceeds from sale of OP Units	220,753	154,508
Proceeds from EQR's Employee Share Purchase Plan (ESPP)	4,944	4,558
Proceeds from exercise of EQR options	46,781	94,373
Redemption of Preference Units	(150,000)	—
Premium on redemption of Preference Units	(21)	—
Payment of offering costs	(2,860)	(2,770)
Other financing activities, net	(33)	(33)
Contributions – Noncontrolling Interests – Partially Owned Properties	5,992	64
Contributions – Limited Partners	5	—
Distributions:
OP Units – General Partner	(371,319)	(331,928)
Preference Units	(11,344)	(10,399)
OP Units – Limited Partners	(17,053)	(15,464)
Noncontrolling Interests – Partially Owned Properties	(4,742)	(889)
Net cash (used for) financing activities	(819,221)	(1,367,695)
Net (decrease) in cash and cash equivalents	(338,298)	(385,422)
Cash and cash equivalents, beginning of period	383,921	431,408
Cash and cash equivalents, end of period	$45,623	$45,986

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$353,329	$381,194
Net cash paid for income and other taxes	$573	$607
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$137,644	$99,131
Valuation of OP Units issued	$66,606	$—
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(7,462)	$(6,116)
Notes, net	$1,667	$6,260
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(401)	$(401)
Accumulated other comprehensive income	$10,907	$2,842
Unrealized (gain) on derivative instruments:
Other assets	$5,934	$5,217
Mortgage notes payable	$(2,589)	$(464)
Notes, net	$(3,345)	$(1,476)
Other liabilities	$12,336	$127,090
Accumulated other comprehensive income	$(12,337)	$(130,367)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(15,163)	$(5,760)
Investments in unconsolidated entities	$(613)	$(171)
Deconsolidation of previously consolidated properties:
Investment in real estate, net	$—	$35,495
Investments in unconsolidated entities	$—	$(7,135)
Other:
Receivable on sale of OP Units	$28,457	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(Amounts in thousands)
(Unaudited)

Nine Months Ended
September 30, 2012
PARTNERS' CAPITAL

PREFERENCE UNITS
Balance, beginning of year	$200,000
Redemption of 6.48% Series N Cumulative Redeemable	(150,000)
Balance, end of period	$50,000

GENERAL PARTNER
Balance, beginning of year	$5,665,733
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	8,560
Issuance of OP Units	192,296
Exercise of EQR share options	46,781
EQR's Employee Share Purchase Plan (ESPP)	4,944
Share-based employee compensation expense:
EQR restricted shares	6,999
EQR share options	9,854
EQR ESPP discount	884
Offering costs	(2,860)
Premium on redemption of Preference Units – original issuance costs	5,129
Net income available to Units – General Partner	460,233
OP Units – General Partner distributions	(305,108)
Supplemental Executive Retirement Plan (SERP)	(407)
Acquisition of Noncontrolling Interests – Partially Owned Properties	1,219
Change in market value of Redeemable Limited Partners	8,866
Adjustment for Limited Partners ownership in Operating Partnership	35,403
Balance, end of period	$6,138,526

LIMITED PARTNERS
Balance, beginning of year	$119,536
Issuance of OP Units to Limited Partners	66,606
Issuance of LTIP Units to Limited Partners	5
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(8,560)
Equity compensation associated with Units – Limited Partners	4,759
Net income available to Units – Limited Partners	21,646
Units – Limited Partners distributions	(14,258)
Change in carrying value of Redeemable Limited Partners	(6,681)
Adjustment for Limited Partners ownership in Operating Partnership	(35,403)
Balance, end of period	$147,650

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(196,718)
Accumulated other comprehensive (loss) – derivative instruments:
Unrealized holding (losses) arising during the period	(12,337)
Losses reclassified into earnings from other comprehensive income	10,907
Accumulated other comprehensive income – other instruments:
Unrealized holding gains arising during the period	394
Balance, end of period	$(197,754)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL (Continued)
(Amounts in thousands)
(Unaudited)

Nine Months Ended
September 30, 2012
NONCONTROLLING INTERESTS

NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$74,306
Net income attributable to Noncontrolling Interests	457
Contributions by Noncontrolling Interests	5,992
Distributions to Noncontrolling Interests	(4,775)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(1,306)
Other	754
Balance, end of period	$75,428

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
EQR is the general partner of, and as of September 30, 2012 owned an approximate 95.5% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
As of September 30, 2012, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 418 properties located in 13 states and the District of Columbia consisting of 118,986 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	397	110,520
Partially Owned Properties – Consolidated	19	3,475
Military Housing	2	4,991
	418	118,986

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Deferred tax assets and liabilities applicable to the TRS are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of September 30, 2012, the Company has recorded a deferred tax asset of approximately $31.7 million, which is fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.

Other

The Company is the controlling partner in various consolidated partnerships owning 19 properties and 3,475 apartment units and various completed and uncompleted development properties having a noncontrolling interest book value of $75.4 million at September 30, 2012. The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning six properties having a noncontrolling interest deficit balance of $6.0 million. These six partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of September 30, 2012, the Company estimates the value of Noncontrolling Interest distributions for these six properties would have been approximately $33.3 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the six Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on September 30, 2012 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company’s Partially Owned Properties is subject to change. To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

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

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and Long-Term Incentive Plan (“LTIP”) Units) for the nine months ended September 30, 2012:

2012
Common Shares
Common Shares outstanding at January 1,	297,508,185
Common Shares Issued:
Conversion of OP Units	244,785
Issuance of Common Shares	3,173,919
Exercise of share options	1,517,880
Employee Share Purchase Plan (ESPP)	100,222
Restricted share grants, net	129,725
Common Shares outstanding at September 30,	302,674,716
Units
Units outstanding at January 1,	13,492,543
LTIP Units, net	70,235
OP Units issued through acquisitions	1,081,797
Conversion of OP Units to Common Shares	(244,785)
Units outstanding at September 30,	14,399,790
Total Common Shares and Units outstanding at September 30,	317,074,506
Units Ownership Interest in Operating Partnership	4.5%
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
The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at September 30, 2012 and December 31, 2011.
The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable

Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of September 30, 2012, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $414.2 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the change in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the nine months ended September 30, 2012 (amounts in thousands):

2012
Balance at January 1,	$416,404
Change in market value	(8,866)
Change in carrying value	6,681
Balance at September 30,	$414,219
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
The following table presents the Company’s issued and outstanding Preferred Shares as of September 30, 2012 and December 31, 2011:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Share (2)	September 30, 2012	December 31, 2011
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at September 30, 2012 and December 31, 2011	12/10/26	$4.145	$50,000	$50,000
6.48% Series N Cumulative Redeemable Preferred; liquidation value $250 per share; 0 and 600,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively (3)(4)	06/19/08	$16.20	—	150,000
			$50,000	$200,000

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

(3)	The Series N Preferred Shares had a corresponding depositary share that consisted of ten times the number of shares and one-tenth the liquidation value and dividend per share.

(4)
On August 20, 2012, the Company redeemed its Series N Cumulative Redeemable Preferred Shares for cash consideration of $150.0 million plus accrued dividends through the redemption date. As a result of this redemption, the Company recorded the write-off of approximately $5.1 million in original issuance costs as a premium on the redemption of Preferred Shares.

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the nine months ended September 30, 2012:

2012
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	311,000,728
Issued to General Partner:
Issuance of OP Units	3,173,919
Exercise of EQR share options	1,517,880
EQR’s Employee Share Purchase Plan (ESPP)	100,222
EQR's restricted share grants, net	129,725
Issued to Limited Partners:
LTIP Units, net	70,235
OP Units issued through acquisitions	1,081,797
General and Limited Partner Units outstanding at September 30,	317,074,506
Limited Partner Units
Limited Partner Units outstanding at January 1,	13,492,543
Limited Partner LTIP Units, net	70,235
Limited Partner OP Units issued through acquisitions	1,081,797
Conversion of Limited Partner OP Units to EQR Common Shares	(244,785)
Limited Partner Units outstanding at September 30,	14,399,790
Limited Partner Units Ownership Interest in Operating Partnership	4.5%
The Limited Partners of the Operating Partnership as of September 30, 2012 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of LTIP Units. Subject to certain exceptions (including the “book-up” requirements of LTIP Units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units. Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.
The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR. Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.
The Limited Partner Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at September 30, 2012 and December 31, 2011.
The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total. Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above. As of September 30, 2012, the Redeemable Limited Partner Units have a redemption value of approximately $414.2 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Limited Partner Units.
The following table presents the change in the redemption value of the Redeemable Limited Partners for the nine months ended September 30, 2012 (amounts in thousands):

2012
Balance at January 1,	$416,404
Change in market value	(8,866)
Change in carrying value	6,681
Balance at September 30,	$414,219
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
The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of September 30, 2012 and December 31, 2011:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Unit (2)	September 30, 2012	December 31, 2011
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at September 30, 2012 and December 31, 2011	12/10/26	$4.145	$50,000	$50,000
6.48% Series N Cumulative Redeemable Preference Units; liquidation value $250 per unit; 0 and 600,000 units issued and outstanding at September 30, 2012 and December 31, 2011, respectively (3)(4)	06/19/08	$16.20	—	150,000
			$50,000	$200,000

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

(3)	The Series N Preference Units had a corresponding depositary unit that consisted of ten times the number of units and one-tenth the liquidation value and dividend per unit.

(4)
On August 20, 2012, the Operating Partnership redeemed its Series N Cumulative Redeemable Preference Units for cash consideration of $150.0 million plus accrued dividends through the redemption date, in conjunction with the concurrent redemption of the corresponding Company Preferred Shares. As a result of this redemption, the Operating Partnership recorded the write-off of approximately $5.1 million in original issuance costs as a premium on the redemption of Preference Units.

Other

In September 2009, the Company announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell up to 17.0 million Common Shares from time to time over the next three years (later increased by 5.7 million Common Shares and extended to February 2014) into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). During the nine months ended September 30, 2012, EQR issued approximately 3.2 million Common Shares at an average price of $60.59 per share for total consideration of approximately $192.3 million through the ATM program. Concurrent with these transactions, ERPOP issued approximately 3.2 million OP Units to EQR. EQR has 6.0 million Common Shares remaining available for issuance under the ATM program as of September 30, 2012.

EQR has a share repurchase program authorized by the Board of Trustees under which it has authorization to repurchase up to $464.6 million of its shares as of September 30, 2012. No shares were repurchased during the nine months ended September 30, 2012.

On April 18, 2012, the Operating Partnership issued 1,081,797 OP Units having a value of $66.6 million (based on the closing price for Common Shares of $61.57 on such date) as partial consideration for the acquisition of one rental property.

During the nine months ended September 30, 2012, the Company acquired all of its partner's interest in one consolidated partially owned land parcel for no cash consideration. In conjunction with this transaction, the Company increased paid in capital

(included in general partner's capital in the Operating Partnership's financial statements) by $1.2 million (net of $0.1 million of transaction costs) and reduced Noncontrolling Interests – Partially Owned Properties by $1.3 million.

4.	Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of September 30, 2012 and December 31, 2011 (amounts in thousands):

	September 30, 2012	December 31, 2011
Land	$4,609,337	$4,367,816
Depreciable property:
Buildings and improvements	14,580,915	14,262,616
Furniture, fixtures and equipment	1,362,224	1,292,124
Projects under development:
Land	76,250	75,646
Construction-in-progress	118,004	84,544
Land held for development:
Land	350,102	299,096
Construction-in-progress	54,744	26,104
Investment in real estate	21,151,576	20,407,946
Accumulated depreciation	(4,880,808)	(4,539,583)
Investment in real estate, net	$16,270,768	$15,868,363

During the nine months ended September 30, 2012, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated	9	1,896	$906,305
Land Parcels (five)	—	—	62,240
Total	9	1,896	$968,545

During the nine months ended September 30, 2012, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	20	5,337	$616,904
Total	20	5,337	$616,904

The Company recognized a net gain on sales of discontinued operations of approximately $307.4 million on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate

In addition to the land parcel that was subsequently acquired as discussed in Note 14, the Company has entered into separate agreements to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties	2	542	$192,250
Land Parcels (two)	—	—	57,500
Total	2	542	$249,750

In addition to the properties that were subsequently disposed of as discussed in Note 14, the Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties	5	1,578	$141,450
Total	5	1,578	$141,450

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following tables and information summarize the Company’s investments in partially owned entities as of September 30, 2012 (amounts in thousands except for project and apartment unit amounts):

	Consolidated			Unconsolidated
	Development Projects (VIEs) (4)
	Held for and/or Under Development	Other	Total	Institutional Joint Ventures (5)

Total projects (1)	—	19	19	—

Total apartment units (1)	—	3,475	3,475	—

Balance sheet information at 9/30/12 (at 100%):
ASSETS
Investment in real estate	$149,888	$452,473	$602,361	$143,996
Accumulated depreciation	—	(155,820)	(155,820)	—
Investment in real estate, net	149,888	296,653	446,541	143,996
Cash and cash equivalents	5,475	15,641	21,116	155
Deposits – restricted	43,601	5	43,606	—
Deferred financing costs, net	—	1,055	1,055	6
Other assets	5,811	153	5,964	—
Total assets	$204,775	$313,507	$518,282	$144,157

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable	$—	$200,337	$200,337	$50,934
Accounts payable & accrued expenses	222	2,273	2,495	4,995
Accrued interest payable	—	782	782	204
Other liabilities	1,269	1,107	2,376	117
Security deposits	—	1,506	1,506	1
Total liabilities	1,491	206,005	207,496	56,251

Noncontrolling Interests – Partially Owned Properties	82,776	(7,348)	75,428	70,428
Company equity/General and Limited Partners' Capital	120,508	114,850	235,358	17,478
Total equity/capital	203,284	107,502	310,786	87,906
Total liabilities and equity/capital	$204,775	$313,507	$518,282	$144,157

Debt – Secured (2):
Company/Operating Partnership Ownership (3)	$—	$159,068	$159,068	$10,187
Noncontrolling Ownership	—	41,269	41,269	40,747
Total (at 100%)	$—	$200,337	$200,337	$50,934

	Consolidated			Unconsolidated
	Development Projects (VIEs) (4)
	Held for and/or Under Development	Other	Total	Institutional Joint Ventures (5)
Operating information for the nine months ended 9/30/12 (at 100%):
Operating revenue	$—	$46,432	$46,432	$2
Operating expenses	121	14,789	14,910	112
Net operating (loss) income	(121)	31,643	31,522	(110)
Depreciation	—	11,516	11,516	—
General and administrative/other	93	39	132	—
Operating (loss) income	(214)	20,088	19,874	(110)
Interest and other income	2	100	102	—
Other expenses	(248)	—	(248)	—
Interest:
Expense incurred, net	—	(7,040)	(7,040)	—
Amortization of deferred financing costs	—	(125)	(125)	—
(Loss) income before income and other taxes	(460)	13,023	12,563	(110)
Income and other tax (expense) benefit	(25)	(75)	(100)	—
Net (loss) income	$(485)	$12,948	$12,463	$(110)

(1)	Project and apartment unit counts exclude all uncompleted development projects until those projects are substantially completed.

(2)	All debt is non-recourse to the Company.

(3)	Represents the Company’s/Operating Partnership’s current equity ownership interest.

(4)	A development project with a noncontrolling interest balance of $81.8 million is not a VIE.

(5)
These development projects (Nexus Sawgrass and Domain) are owned 20% by the Company and 80% by an institutional partner in two separate unconsolidated joint ventures. Total project costs are approximately $232.8 million and construction will be predominantly funded with two separate long-term, non-recourse secured loans from the partner. The Company is responsible for constructing the projects and has given certain construction cost overrun guarantees but currently has no further funding obligations. Nexus Sawgrass has a maximum debt commitment of $47.1 million and a current unconsolidated outstanding balance of $19.1 million; the loan bears interest at 5.60% and matures January 1, 2021. Domain has a maximum debt commitment of $98.6 million and a current unconsolidated outstanding balance of $31.8 million; the loan bears interest at 5.75% and matures January 1, 2022.

The Company and its joint venture partner sold two consolidated partially owned properties consisting of 441 apartment units and recognized a net gain on the sales of approximately $21.5 million.

The Company is the controlling partner in various consolidated partnership properties and development properties having a noncontrolling interest book value of $75.4 million at September 30, 2012. The Company has identified certain development partnerships as VIEs as the Company provides substantially all of the capital for these ventures (other than third party mortgage debt, if any) despite the fact that each partner legally owns 50% of each venture. The Company is the primary beneficiary as it exerts the most significant power over the ventures, absorbs the majority of the expected losses and has the right to receive a majority of the expected residual returns. The assets net of liabilities of the Company’s VIEs are restricted in their use to the specific VIE to which they relate and are not available for general corporate use. The Company does not have any unconsolidated VIEs.

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet (not a VIE). Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of September 30, 2012, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $194.7 million, of which Toll Brothers' noncontrolling interest balance totaled $81.8 million.

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

7.	Deposits – Restricted

The following table presents the Company’s restricted deposits as of September 30, 2012 and December 31, 2011 (amounts in thousands):

	September 30, 2012	December 31, 2011
Tax–deferred (1031) exchange proceeds	$17,555	$53,668
Earnest money on pending acquisitions	12,087	7,882
Restricted deposits on debt	—	2,370
Restricted deposits on real estate investments	44,201	43,970
Resident security and utility deposits	42,495	40,403
Other	4,102	3,944
Totals	$120,440	$152,237

8.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. EQR guaranteed the Operating Partnership’s $500.0 million unsecured senior term loan, which was repaid at maturity on October 5, 2012, and also guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.

Mortgage Notes Payable

As of September 30, 2012, the Company had outstanding mortgage debt of approximately $3.9 billion.

During the nine months ended September 30, 2012, the Company:

▪	Repaid $291.0 million of mortgage loans; and

▪	Assumed $137.6 million of mortgage debt on two acquired properties.

The Company recorded approximately $0.3 million and $1.1 million of prepayment penalties and write-offs of unamortized deferred financing costs, respectively, during the nine months ended September 30, 2012 as additional interest expense related to debt extinguishment of mortgages.

As of September 30, 2012, the Company had $362.2 million of secured debt subject to third party credit enhancement.

As of September 30, 2012, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through September 1, 2048. At September 30, 2012, the interest rate range on the Company’s mortgage debt was 0.16% to 11.25%. During the nine months ended September 30, 2012, the weighted average interest rate on the Company’s mortgage debt was 4.95%.

Notes

As of September 30, 2012, the Company had outstanding unsecured notes of approximately $5.4 billion.

During the nine months ended September 30, 2012, the Company:

▪	Repaid $253.9 million of 6.625% unsecured notes at maturity; and

▪
Entered into a new senior unsecured $500.0 million delayed draw term loan facility that could have been drawn anytime on or before July 4, 2012. The Company elected not to draw on this facility and subject to the terms of the agreement, the facility expired undrawn. The Company recorded approximately $1.0 million of write-offs of unamortized deferred financing costs at termination.

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

As of September 30, 2012, scheduled maturities for the Company’s outstanding notes were at various dates through 2026. At September 30, 2012, the interest rate range on the Company’s notes was 0.70% to 7.57%. During the nine months ended September 30, 2012, the weighted average interest rate on the Company’s notes was 5.10%.

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

As of September 30, 2012, the amount available on the credit facility was $1.71 billion (net of $30.2 million which was restricted/dedicated to support letters of credit and net of $7.0 million outstanding). During the nine months ended September 30, 2012, the weighted average interest rate was 1.34%.

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

The carrying values of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $3.9 billion and $5.4 billion, respectively, at September 30, 2012. The fair values of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $4.3 billion (Level 2) and $6.0 billion (Level 2), respectively, at September 30, 2012. The carrying values of the Company's mortgage notes payable and unsecured notes were approximately $4.1 billion and $5.6 billion, respectively, at December 31, 2011. The fair values of the Company’s mortgage notes payable and unsecured notes were approximately $4.3 billion (Level 2) and $6.0 billion (Level 2), respectively, at December 31, 2011. The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, lines of credit, derivative instruments and investment securities), including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.

The following table summarizes the Company’s consolidated derivative instruments at September 30, 2012 (dollar amounts are in thousands):

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

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	9/30/2012	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$3,038	$—	$3,038	$—
Supplemental Executive Retirement Plan	Other Assets	69,369	69,369	—	—
Available-for-Sale Investment Securities	Other Assets	1,944	1,944	—	—
Total		$74,351	$71,313	$3,038	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$44,615	$—	$44,615	$—
Supplemental Executive Retirement Plan	Other Liabilities	69,369	69,369	—	—
Total		$113,984	$69,369	$44,615	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$414,219	$—	$414,219	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2011	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$8,972	$—	$8,972	$—
Supplemental Executive Retirement Plan	Other Assets	71,426	71,426	—	—
Available-for-Sale Investment Securities	Other Assets	1,550	1,550	—	—
Total		$81,948	$72,976	$8,972	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$32,278	$—	$32,278	$—
Supplemental Executive Retirement Plan	Other Liabilities	71,426	71,426	—	—
Total		$103,704	$71,426	$32,278	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$416,404	$—	$416,404	$—
The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying Consolidated Statements of Operations for the nine months ended September 30, 2012 and 2011, respectively (amounts in thousands):

September 30, 2012 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(5,934)	Fixed rate debt	Interest expense	$5,934
Total		$(5,934)			$5,934

September 30, 2011 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,940)	Fixed rate debt	Interest expense	$1,940
Total		$(1,940)			$1,940

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying Consolidated Statements of Operations for the nine months ended September 30, 2012 and 2011, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
September 30, 2012 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$(12,337)	Interest expense	$(10,907)	N/A	$—
Total	$(12,337)		$(10,907)		$—

	Effective Portion			Ineffective Portion
September 30, 2011 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$(131,689)	Interest expense	$(2,842)	N/A	$—
Development Interest Rate Swaps/Caps	1,322	Interest expense	—	N/A	—
Total	$(130,367)		$(2,842)		$—
As of September 30, 2012 and December 31, 2011, there were approximately $199.0 million and $197.6 million in deferred losses, net, included in accumulated other comprehensive (loss), respectively, related to derivative instruments. Based on the estimated fair values of the net derivative instruments at September 30, 2012, the Company may recognize an estimated $19.1 million of accumulated other comprehensive (loss) as additional interest expense during the twelve months ending September 30, 2013.
The following tables set forth the maturity, amortized cost, gross unrealized gains and losses, book/fair value and interest and other income of the various investment securities held as of September 30, 2012 and December 31, 2011, respectively (amounts in thousands):

		Other Assets
September 30, 2012 Security	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Book/ Fair Value	Interest and Other Income
Available-for-Sale Investment Securities	N/A	$675	$1,269	$—	$1,944	$—
Total		$675	$1,269	$—	$1,944	$—

		Other Assets
December 31, 2011 Security	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Book/ Fair Value	Interest and Other Income
Available-for-Sale Investment Securities	N/A	$675	$875	$—	$1,550	$—
Total		$675	$875	$—	$1,550	$—

10.	Earning Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2012	2011	2012	2011
Numerator for net income per share – basic:
Income from continuing operations	$181,227	$33,721	$132,681	$30,217
Allocation to Noncontrolling Interests – Operating Partnership, net	(7,477)	(1,018)	(5,750)	(1,142)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(457)	(418)	312	(387)
Preferred distributions	(9,319)	(10,399)	(2,386)	(3,466)
Premium on redemption of Preferred Shares	(5,150)	—	(5,150)	—
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	158,824	21,886	119,707	25,222
Discontinued operations, net of Noncontrolling Interests	301,409	758,818	98,896	79,160
Numerator for net income per share – basic	$460,233	$780,704	$218,603	$104,382
Numerator for net income per share – diluted:
Income from continuing operations	$181,227	$33,721	$132,681	$30,217
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(457)	(418)	312	(387)
Preferred distributions	(9,319)	(10,399)	(2,386)	(3,466)
Premium on redemption of Preferred Shares	(5,150)	—	(5,150)	—
Income from continuing operations available to Common Shares	166,301	22,904	125,457	26,364
Discontinued operations, net	315,578	794,075	103,642	82,760
Numerator for net income per share – diluted	$481,879	$816,979	$229,099	$109,124
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	300,116	294,474	301,336	295,831
Effect of dilutive securities:
OP Units	13,816	13,231	14,177	13,053
Long-term compensation shares/units	3,333	4,203	3,260	3,960
Denominator for net income per share – diluted	317,265	311,908	318,773	312,844
Net income per share – basic	$1.53	$2.65	$0.73	$0.35
Net income per share – diluted	$1.52	$2.62	$0.72	$0.35
Net income per share – basic:
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	$0.529	$0.074	$0.397	$0.085
Discontinued operations, net of Noncontrolling Interests	1.005	2.577	0.328	0.268
Net income per share – basic	$1.534	$2.651	$0.725	$0.353
Net income per share – diluted:
Income from continuing operations available to Common Shares	$0.524	$0.073	$0.394	$0.084
Discontinued operations, net	0.995	2.546	0.325	0.265
Net income per share – diluted	$1.519	$2.619	$0.719	$0.349
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

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2012	2011	2012	2011
Numerator for net income per Unit – basic and diluted:
Income from continuing operations	$181,227	$33,721	$132,681	$30,217
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(457)	(418)	312	(387)
Allocation to Preference Units	(9,319)	(10,399)	(2,386)	(3,466)
Allocation to premium on redemption of Preference Units	(5,150)	—	(5,150)	—
Income from continuing operations available to Units	166,301	22,904	125,457	26,364
Discontinued operations, net	315,578	794,075	103,642	82,760
Numerator for net income per Unit – basic and diluted	$481,879	$816,979	$229,099	$109,124
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit - basic	313,932	307,705	315,513	308,884
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company's long-term compensation shares/units	3,333	4,203	3,260	3,960
Denominator for net income per Unit – diluted	317,265	311,908	318,773	312,844
Net income per Unit – basic	$1.53	$2.65	$0.73	$0.35
Net income per Unit – diluted	$1.52	$2.62	$0.72	$0.35
Net income per Unit – basic:
Income from continuing operations available to Units	$0.529	$0.074	$0.397	$0.085
Discontinued operations, net	1.005	2.577	0.328	0.268
Net income per Unit – basic	$1.534	$2.651	$0.725	$0.353
Net income per Unit – diluted:
Income from continuing operations available to Units	$0.524	$0.073	$0.394	$0.084
Discontinued operations, net	0.995	2.546	0.325	0.265
Net income per Unit – diluted	$1.519	$2.619	$0.719	$0.349

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

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during the nine months and quarters ended September 30, 2012 and 2011 (amounts in thousands).

	Nine Months Ended September 30,		Quarter Ended September 30,
	2012	2011	2012	2011
REVENUES
Rental income	$27,764	$140,541	$4,014	$21,850
Total revenues	27,764	140,541	4,014	21,850

EXPENSES (1)
Property and maintenance	8,420	60,583	1,611	7,125
Real estate taxes and insurance	2,010	10,995	309	2,125
Property management	211	198	70	66
Depreciation	7,602	28,967	1,428	5,762
General and administrative	71	49	31	2
Total expenses	18,314	100,792	3,449	15,080

Discontinued operating income	9,450	39,749	565	6,770

Interest and other income	79	150	34	46
Interest (2):
Expense incurred, net	(1,381)	(4,086)	(341)	(942)
Amortization of deferred financing costs	(65)	(869)	(9)	(71)
Income and other tax (expense) benefit	48	31	(1)	93

Discontinued operations	8,131	34,975	248	5,896
Net gain on sales of discontinued operations	307,447	759,100	103,394	76,864

Discontinued operations, net	$315,578	$794,075	$103,642	$82,760

(1)	Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Company’s period of ownership.

(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.
For the properties sold during the nine months ended September 30, 2012, the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2011 were $308.2 million and $36.6 million, respectively.

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

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at September 30, 2012. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of September 30, 2012, the Company has five consolidated projects totaling 1,267 apartment units in various stages of development with commitments to fund of approximately $283.1 million and estimated completion dates ranging through June 30, 2014, as well as other completed development projects that are in various stages of lease up or are stabilized. These five projects under development are being developed solely by the Company.

As of September 30, 2012, the Company has two unconsolidated projects totaling 945 apartment units under development with estimated completion dates ranging through December 31, 2013. The Company currently has no further funding obligations related to these projects. While the Company is the managing member of both of the joint ventures, is responsible for constructing both projects and has given certain construction cost overrun guarantees, all major decisions are made jointly, the large majority of funding is provided by the partner and the partner has significant involvement in and oversight of the ongoing projects. The buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events (including at stabilization) described in the development venture agreements.

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of September 30, 2012, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $194.7 million, of which Toll Brothers' noncontrolling interest balance totaled $81.8 million.

13.	Reportable Segments

Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenues and incur expenses and about which discrete financial information is available that is evaluated regularly by the chief operating decision maker. The chief operating decision maker decides how resources are allocated and assesses performance on a recurring basis at least quarterly.

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents. The chief operating decision maker evaluates the Company's operating performance geographically by market and both on a same store and non-same store basis. The Company’s operating segments (geographic markets) have been aggregated into four reportable segments based upon the geographic region in which they are located.

The Company’s fee and asset management and development (including its partially owned properties) activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the "Other" category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the nine months and quarters ended September 30, 2012 and 2011, respectively.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations). The Company believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Company’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the nine months and quarters ended September 30, 2012 and 2011, respectively, as well as total assets and capital expenditures at September 30, 2012 (amounts in thousands):

	Nine Months Ended September 30, 2012
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$530,972	$295,518	$264,709	$337,232	$—	$1,428,431
Non-same store/other (2) (3)	76,922	37,945	14,667	44,834	(164)	174,204
Total rental income	607,894	333,463	279,376	382,066	(164)	1,602,635
Operating expenses:
Same store (1)	190,952	100,384	103,333	110,847	—	505,516
Non-same store/other (2) (3)	23,636	18,197	5,793	15,326	1,594	64,546
Total operating expenses	214,588	118,581	109,126	126,173	1,594	570,062
NOI:
Same store (1)	340,020	195,134	161,376	226,385	—	922,915
Non-same store/other (2) (3)	53,286	19,748	8,874	29,508	(1,758)	109,658
Total NOI	$393,306	$214,882	$170,250	$255,893	$(1,758)	$1,032,573

Total assets	$6,945,739	$3,029,831	$2,358,093	$3,286,507	$1,048,375	$16,668,545

Capital expenditures	$42,259	$27,337	$22,280	$21,732	$927	$114,535

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2011, less properties subsequently sold, which represented 102,241 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2011, plus any properties in lease-up and not stabilized as of January 1, 2011.

(3)	Other includes development and other corporate operations.

	Nine Months Ended September 30, 2011
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$502,724	$272,851	$253,202	$324,913	$—	$1,353,690
Non-same store/other (2) (3)	33,937	4,217	9,764	18,902	(3,374)	63,446
Total rental income	536,661	277,068	262,966	343,815	(3,374)	1,417,136
Operating expenses:
Same store (1)	185,770	97,617	100,102	111,020	—	494,509
Non-same store/other (2) (3)	11,799	1,680	3,528	8,005	5,462	30,474
Total operating expenses	197,569	99,297	103,630	119,025	5,462	524,983
NOI:
Same store (1)	316,954	175,234	153,100	213,893	—	859,181
Non-same store/other (2) (3)	22,138	2,537	6,236	10,897	(8,836)	32,972
Total NOI	$339,092	$177,771	$159,336	$224,790	$(8,836)	$892,153

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2011, less properties subsequently sold, which represented 102,241 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2011, plus any properties in lease-up and not stabilized as of January 1, 2011.

(3)	Other includes development, condominium conversion overhead of $0.3 million and other corporate operations.

	Quarter Ended September 30, 2012
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$190,140	$103,926	$93,609	$120,388	$—	$508,063
Non-same store/other (2) (3)	21,399	12,226	1,400	10,126	(122)	45,029
Total rental income	211,539	116,152	95,009	130,514	(122)	553,092
Operating expenses:
Same store (1)	66,289	34,805	36,949	39,420	—	177,463
Non-same store/other (2) (3)	7,318	5,686	788	3,580	(1,428)	15,944
Total operating expenses	73,607	40,491	37,737	43,000	(1,428)	193,407
NOI:
Same store (1)	123,851	69,121	56,660	80,968	—	330,600
Non-same store/other (2) (3)	14,081	6,540	612	6,546	1,306	29,085
Total NOI	$137,932	$75,661	$57,272	$87,514	$1,306	$359,685

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to July 1, 2011, less properties subsequently sold, which represented 105,902 apartment units.

(2)	Non-same store primarily includes properties acquired after July 1, 2011, plus any properties in lease-up and not stabilized as of July 1, 2011.

(3)	Other includes development and other corporate operations.

	Quarter Ended September 30, 2011
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$180,074	$95,679	$89,056	$115,447	$—	$480,256
Non-same store/other (2) (3)	6,034	86	468	3,791	309	10,688
Total rental income	186,108	95,765	89,524	119,238	309	490,944
Operating expenses:
Same store (1)	64,479	33,844	34,437	39,622	—	172,382
Non-same store/other (2) (3)	1,926	195	154	1,673	1,666	5,614
Total operating expenses	66,405	34,039	34,591	41,295	1,666	177,996
NOI:
Same store (1)	115,595	61,835	54,619	75,825	—	307,874
Non-same store/other (2) (3)	4,108	(109)	314	2,118	(1,357)	5,074
Total NOI	$119,703	$61,726	$54,933	$77,943	$(1,357)	$312,948

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to July 1, 2011, less properties subsequently sold, which represented 105,902 apartment units.

(2)	Non-same store primarily includes properties acquired after July 1, 2011, plus any properties in lease-up and not stabilized as of July 1, 2011.

(3)	Other includes development, condominium conversion overhead of $0.1 million and other corporate operations.
Note: Markets included in the above geographic segments are as follows:

(a)	Northeast – New England (excluding Boston), Boston, New York Metro, DC Northern Virginia and Suburban Maryland.

(b)	Northwest – Denver, San Francisco Bay Area and Seattle/Tacoma.

(c)	Southeast – Atlanta, Jacksonville, Orlando and South Florida.

(d)	Southwest – Inland Empire, Los Angeles, Orange County, Phoenix and San Diego.
The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the nine months and quarters ended September 30, 2012 and 2011, respectively (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2012	2011	2012	2011
Rental income	$1,602,635	$1,417,136	$553,092	$490,944
Property and maintenance expense	(325,071)	(300,362)	(110,679)	(101,712)
Real estate taxes and insurance expense	(182,222)	(162,430)	(64,235)	(57,109)
Property management expense	(62,769)	(62,191)	(18,493)	(19,175)
Total operating expenses	(570,062)	(524,983)	(193,407)	(177,996)
Net operating income	$1,032,573	$892,153	$359,685	$312,948

14.	Subsequent Events/Other

Subsequent Events

Subsequent to September 30, 2012, the Company:

•	Acquired one land parcel for $79.0 million;

•	Sold two properties consisting of 542 apartment units for $50.4 million;

•	Repaid $24.0 million in mortgage loans;

•	Repaid $222.1 million of 5.500% unsecured notes at maturity; and

•	Repaid its $500.0 million term loan facility at maturity.
Other

During the nine months ended September 30, 2012 and 2011, the Company incurred charges of $8.8 million and $5.3 million, respectively, related to property acquisition costs, such as survey, title and legal fees, on the acquisition of operating properties and $6.1 million and $4.0 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions. These costs, totaling $14.9 million and $9.3 million, respectively, are included in other expenses in the accompanying consolidated statements of operations.

On December 2, 2011, the Company entered into a contract with affiliates of Bank of America and Barclays PLC to acquire, for $1.325 billion, half of their interests - an approximately 26.5% interest overall - in Archstone, a privately-held owner, operator and developer of multifamily apartment properties. On January 20, 2012, Lehman Brothers Holdings Inc. ("Lehman"), the other owner of Archstone, acquired this 26.5% interest pursuant to a right of first offer and as a result, the Company's contract with the sellers was terminated. The Company had the exclusive right, exercisable on or before May 24, 2012, to contract to purchase the remaining 26.5% interest in Archstone owned by the same sellers for a price, determined by the Company, equal to $1.5 billion or higher. On May 24, 2012, the Company entered into a contract to purchase the remaining 26.5% interest in Archstone for $1.58 billion and Lehman exercised its right of first offer and acquired this 26.5% interest for $1.58 billion on June 6, 2012. As a result, the Company's contract was terminated and by the terms of the contract, the Company received $150.0 million in termination fees subject to certain contingencies. Consistent with the resolution of these contingencies, the Company recognized $70.0 million of these fees as interest and other income in July 2012 and will recognize the remaining $80.0 million, which is included in other liabilities on the consolidated balance sheet as of September 30, 2012, as interest and other income in October 2012. During the nine months ended September 30, 2012, the Company incurred Archstone-related expenses of approximately $1.9 million. Cumulative to date, the Company incurred Archstone-related expenses of approximately $6.3 million, of which approximately $2.6 million of this total was financing-related and $3.7 million was pursuit costs.

During the nine months ended September 30, 2012, the Company settled a dispute with the owners of a land parcel for $4.2 million, which is included in other expenses in the accompanying consolidated statements of operations.

During the nine months ended September 30, 2011, the Company received $4.5 million for the termination of its royalty participation in LRO/Rainmaker, a revenue management system, which is included in interest and other income in the accompanying consolidated statements of operations.

During the nine months ended September 30, 2011, the Company disposed of its corporate housing business for a sales price of approximately $4.0 million, of which the Company provided $2.0 million of seller financing to the buyer. At the time of sale, the full amount of the seller financing was reserved against and the related gain was deferred. During the nine months ended September 30, 2012, the Company collected $0.3 million on this note receivable. Cumulative to date, the Company has collected $0.5 million on this note receivable and has recognized a net gain on the sale of approximately $1.5 million.

In 2010, a portion of the parking garage collapsed at one of the Company’s rental properties (Prospect Towers in Hackensack, New Jersey). The costs related to the collapse (both expensed and capitalized), including providing for residents’ interim needs, lost revenue and garage reconstruction, were approximately $22.8 million, before insurance reimbursements of $13.6 million. The garage has been rebuilt with costs capitalized as incurred. Other costs, like those to accommodate displaced residents, lost revenue due to a portion of the property being temporarily unavailable for occupancy and legal costs, reduced earnings as they were incurred. Generally, insurance proceeds were recorded as increases to earnings as they were received. During the nine months ended September 30, 2012, the Company received approximately $3.5 million in insurance proceeds (included in real estate taxes and insurance on the consolidated statements of operations), which represented its final reimbursement of the $13.6 million in cumulative insurance proceeds.

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

EQR is the general partner of, and as of September 30, 2012 owned an approximate 95.5% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
The Company’s corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices in each of its markets. As of September 30, 2012, the Company had approximately 3,700 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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
Over the past several years, the Company has done an extensive repositioning of its portfolio from low barrier to entry/non-core markets to high barrier to entry/core markets. Since 2005, the Company has sold over 129,000 apartment units primarily in its non-core markets for an aggregate sales price of approximately $10.7 billion, acquired over 44,000 apartment units in its core markets for approximately $10.3 billion and began approximately $2.8 billion of development projects in its core markets. We are currently seeking to acquire and develop assets primarily in the following targeted metropolitan areas (our core markets): Boston, New York, Washington DC, South Florida, Southern California, San Francisco and Seattle. We also have investments (in the aggregate about 17.3% of our NOI at September 30, 2012) in other markets including Denver, Atlanta, Phoenix, New England (excluding Boston), Orlando and Jacksonville but do not currently intend to acquire or develop new assets in these markets.
As part of its strategy, the Company purchases completed and fully occupied apartment properties, partially completed or partially occupied properties or land on which apartment properties can be constructed. We intend to hold a diversified portfolio of assets across our target markets. As of September 30, 2012, no single metropolitan area accounted for more than 16.1% of our NOI, though no guarantee can be made that NOI concentration may not increase in the future.

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
Current Environment

We expect continued strong growth in 2012 same store revenue (anticipated increase of 5.6%) and 2012 NOI (anticipated increase of 7.5%) and are optimistic that the strength in fundamentals realized in 2011 and so far in 2012 will be sustained for the foreseeable future. We believe the key drivers behind the anticipated increases in revenue are base rent pricing on new residents, renewal pricing on existing residents, resident turnover and physical occupancy. Due to higher turnover and vacancy experienced in the first quarter, we held base rents steady through April and began increasing rates again in May, as the leasing season demand began and occupancy grew. The peak leasing season showed very strong demand, allowing us to build occupancy and grow rents across our markets. Renewals remain strong and are in line with current base rent levels. Turnover has increased as we have grown base rents but we are still able to offset this turnover by refilling vacant units with qualified residents at higher base rents. Occupancy gains have been strong across most markets over the past quarter and occupancy reached 96.0% in July 2012, which has allowed us to continue to grow rents. While strong rate increases year to date have been slightly offset by more turnover than originally budgeted, we have achieved same store revenue growth to date of 5.5%. As we exit our primary leasing season (June through September), we expect that we will achieve same store revenue growth for the year around 5.6%. Despite slow growth in the overall economy, our business continues to perform well because of the combined forces of demographics, household formations and the continued aversion to home ownership, all of which should ensure a continued strong demand for rental housing. Taking all of these factors into account, the Company currently forecasts same store revenue growth in 2013 of 4.0% to 5.0%.

The Company anticipates that 2012 same store expenses will increase 2.3% primarily due to increases in real estate taxes, which are expected to approach 7.0% in 2012. This is primarily due to very aggressive rate and value increases in certain states and municipalities, reflecting those states and municipalities continued economic challenges and the dramatic improvement in apartment fundamentals. The other key driver of this increase is the burn off of 421a tax abatements in New York City. This 7.0% increase is higher than our original guidance of a 4.0% to 5.0% increase as the rate and value increases have far exceeded the Company's forecasts. Very good expense control in the core property level expenses (excluding property management costs and real estate taxes) continues as the Company leverages technology to find creative ways to reinvent its operations and should partially offset the increase in real estate taxes. This exceptional expense control has allowed the Company to realize over five years of annual expense growth below 3.0%.

Competition for the properties we are interested in acquiring is significant due to continued strength in market fundamentals. We believe our access to capital, our ability to execute large, complex transactions and our ability to efficiently stabilize large scale lease up properties provide us with a competitive advantage. The Company acquired nine consolidated properties consisting of 1,896 apartment units for $906.3 million during the nine months ended September 30, 2012. Due to the significant competition for the properties we are interested in acquiring, the Company has reduced its guidance for consolidated acquisitions to approximately $1.1 billion during the year ended December 31, 2012.

The Company also acquired five land parcels for $62.2 million during the nine months ended September 30, 2012. We acquired these land parcels with the intent to develop them into approximately $438.1 million of new apartment properties. Of these five land parcels, the Company acquired two land parcels in Seattle and one in Southern California for an aggregate purchase price of $38.5 million during the quarter ended September 30, 2012. The Company expects to start construction in early 2014 of 640 apartment units on the Seattle land parcels for a total development cost of approximately $226.0 million and 154 apartment units on the Southern California land parcel for a total development cost of approximately $43.2 million. The Company started construction on one project representing 88 apartment units totaling approximately $54.0 million of development costs during the nine months ended September 30, 2012. The Company expects to start construction on six projects (inclusive of the one project already started) representing 1,051 apartment units totaling approximately $545.0 million of development costs during the year ended December 31, 2012.

The Company continues to sell non-core assets and reduce its exposure to non-core markets as we believe these assets do not fit into our long term plans and we can sell them for prices that we believe are favorable. The Company sold 20 consolidated properties consisting of 5,337 apartment units for $616.9 million during the nine months ended September 30, 2012. These dispositions combined with reinvestment of the cash proceeds in assets with lower cap rates (see definition below) were dilutive to our per share results. The Company defines dilution from transactions as the lost NOI from sales proceeds that were not reinvested in other apartment properties or were reinvested in properties with a lower cap rate. As the Company sells assets in its non-core markets and redeploys that capital into its core markets, the Company has reduced its guidance for consolidated dispositions in line with its guidance for consolidated acquisitions to approximately $1.1 billion during the year ended December 31, 2012.

On December 2, 2011, the Company entered into a contract with affiliates of Bank of America and Barclays PLC to acquire, for $1.325 billion, half of their interests - an approximately 26.5% interest overall - in Archstone, a privately-held owner, operator and developer of multifamily apartment properties. On January 20, 2012, Lehman Brothers Holdings Inc. ("Lehman"), the other owner of Archstone, acquired this 26.5% interest pursuant to a right of first offer and as a result, the Company's contract with the sellers was terminated. The Company had the exclusive right, exercisable on or before May 24, 2012, to contract to purchase the remaining 26.5% interest in Archstone owned by the same sellers for a price, determined by the Company, equal to $1.5 billion or higher. On May 24, 2012, the Company entered into a contract to purchase the remaining 26.5% interest in Archstone for $1.58 billion and Lehman exercised its right of first offer and acquired this 26.5% interest for $1.58 billion on June 6, 2012. As a result, the Company's contract was terminated and by the terms of the contract, the Company received $150.0 million in termination fees subject to certain contingencies. Consistent with the resolution of these contingencies, the Company recognized $70.0 million of these fees as interest and other income in July 2012 and will recognize the remaining $80.0 million, which is included in other liabilities on the consolidated balance sheet as of September 30, 2012, as interest and other income in October 2012. During the nine months ended September 30, 2012, the Company incurred Archstone-related expenses of approximately $1.9 million. Cumulative to date, the Company incurred Archstone-related expenses of approximately $6.3 million, of which approximately $2.6 million of this total was financing-related and $3.7 million was pursuit costs.

We currently have access to multiple sources of capital including the equity markets as well as both the secured and unsecured debt markets. In December 2011, the Company completed a $1.0 billion unsecured ten year note offering with a coupon of 4.625% and an all-in effective interest rate of approximately 6.2%. We also raised $201.9 million in equity under our ATM Common Share offering program in 2011 and have raised an additional $192.3 million under this program thus far in 2012. In July 2011, the Company replaced its then existing unsecured revolving credit facility which was due to mature in February 2012 with a new $1.25 billion unsecured revolving credit facility maturing on July 13, 2014, subject to a one-year extension option exercisable by the Company. The Company believes that the new facility contains a diversified and strong bank group which increases its balance sheet flexibility going forward. In January 2012, the Company amended this facility to increase available borrowings by $500.0 million to $1.75 billion representing access to certain but contingent capital if the Company had been successful in its pursuit of Archstone. This increase on its unsecured revolving credit facility is available for other funding obligations and general corporate purposes.

We believe that cash and cash equivalents, securities readily convertible to cash, current availability on our revolving credit facility and disposition proceeds for 2012 will provide sufficient liquidity to meet our funding obligations relating to asset acquisitions, debt maturities and existing development projects into 2013. We expect that our remaining longer-term funding requirements will be met through some combination of new borrowings, equity issuances (including EQR's ATM Common Share offering program), property dispositions, joint ventures and cash generated from operations.

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

We believe that the Company is well-positioned as of September 30, 2012 because our properties are geographically diverse, were approximately 95.1% occupied (96.1% on a same store basis) and the long-term demographic picture is positive. With the exception of the Washington, D.C. and Seattle market areas and the San Jose sub-market area of San Francisco, little new multifamily rental supply will be added to our markets over the next several years. We believe our strong balance sheet and ample liquidity will allow us to fund our debt maturities and development costs in the near term, and should also allow us to take advantage of investment opportunities in the future. As economic conditions continue to improve, the short-term nature of our leases and the limited supply of new rental housing being constructed, along with the customer service and superior value provided by our on-site personnel, should allow us to realize even more revenue growth and improvement in our operating results.

The current environment information presented above is based on current expectations and is forward-looking.

Results of Operations
In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in strategically targeted markets during the nine months ended September 30, 2012 as follows:

▪
Acquired $906.3 million of apartment properties consisting of nine consolidated properties and 1,896 apartment units at a weighted average cap rate (see definition below) of 4.7% and five land parcels for $62.2 million, all of which we deem to be in our strategic targeted markets; and

▪
Sold $616.9 million of consolidated apartment properties consisting of 20 properties and 5,337 apartment units at a weighted average cap rate of 6.2%, the majority of which were in exit or less desirable markets. These sales, excluding two leveraged partially-owned assets sold during the third quarter, generated an unlevered internal rate of return (IRR), inclusive of management costs, of 10.8%.

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
Properties that the Company owned and were stabilized (see definition below) for all of both of the nine months ended September 30, 2012 and 2011 (the “Nine-Month 2012 Same Store Properties”), which represented 102,241 apartment units, and properties that the Company owned and were stabilized for all of both of the quarters ended September 30, 2012 and 2011 (the "Third Quarter 2012 Same Store Properties"), which represented 105,902 apartment units, impacted the Company's results of operations. Both the Nine-Month 2012 Same Store Properties and the Third Quarter 2012 Same Store Properties are discussed in the following paragraphs.
The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the nine months and quarter ended September 30, 2012:

	Nine Months Ended		Quarter Ended
	September 30, 2012		September 30, 2012
	Properties	Apartment Units	Properties	Apartment Units
Same Store Properties at Beginning of Period	370	101,312	385	105,604

2010 acquisitions	16	4,445	—	—
2010 acquisitions not stabilized	(2)	(1,238)	—	—
2011 acquisitions	—	—	5	1,550
2012 dispositions	(20)	(5,337)	(8)	(2,153)
2012 dispositions not stabilized	2	441	2	441
Consolidation of previously unconsolidated properties in 2010 (1)	4	1,043	—	—
Lease-up properties stabilized	4	1,570	1	457
Other	—	5	—	3

Same Store Properties at September 30, 2012	374	102,241	385	105,902

	Nine Months Ended		Quarter Ended
	September 30, 2012		September 30, 2012
	Properties	Apartment Units	Properties	Apartment Units
Same Store	374	102,241	385	105,902

Non-Same Store:
2012 acquisitions	9	1,896	9	1,896
2011 acquisitions	21	6,198	14	4,127
Lease-up properties not yet stabilized (2)	11	3,656	7	2,065
Other	1	4	1	5
Total Non-Same Store	42	11,754	31	8,093
Military Housing (not consolidated)	2	4,991	2	4,991

Total Properties and Apartment Units	418	118,986	418	118,986

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

The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the nine months and quarters ended September 30, 2012 and 2011. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2011

For the nine months ended September 30, 2012, the Company reported diluted earnings per share of $1.52 compared to $2.62 per share in the same period of 2011. The difference is primarily due to higher gains from property sales in 2011 vs. 2012, partially offset by higher total property net operating income driven by the positive impact of the Company's same store and lease-up activity and the Company's recognition of $70.0 million of the $150.0 million in Archstone-related termination fees.

For the nine months ended September 30, 2012, income from continuing operations increased approximately $147.5 million when compared to the nine months ended September 30, 2011. The increase in continuing operations is discussed below.

Revenues from the Nine-Month 2012 Same Store Properties increased $74.7 million primarily as a result of an increase in average rental rates charged to residents and slightly higher occupancy, partially offset by increased turnover. Expenses from the Nine-Month 2012 Same Store Properties increased $11.0 million primarily due to an increase in real estate taxes. The following tables provide comparative same store results and statistics for the Nine-Month 2012 Same Store Properties:

September YTD 2012 vs. September YTD 2011
Same Store Results/Statistics
$ in thousands (except for Average Rental Rate) – 102,241 Same Store Apartment Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
YTD 2012	$1,428,431	$505,516	$922,915	$1,630	95.3%	45.3%
YTD 2011	$1,353,690	$494,509	$859,181	$1,547	95.2%	44.2%
Change	$74,741	$11,007	$63,734	$83	0.1%	1.1%
Change	5.5%	2.2%	7.4%	5.4%

(1) Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.

The following table provides comparative same store operating expenses for the Nine-Month 2012 Same Store Properties:

September YTD 2012 vs. September YTD 2011
Same Store Operating Expenses
$ in thousands – 102,241 Same Store Apartment Units

	Actual YTD 2012	Actual YTD 2011	$ Change	% Change	% of Actual YTD 2012 Operating Expenses
Real estate taxes	$150,745	$141,365	$9,380	6.6%	29.8%
On-site payroll (1)	114,836	113,798	1,038	0.9%	22.7%
Utilities (2)	76,423	77,136	(713)	(0.9%)	15.1%
Repairs and maintenance (3)	70,369	69,209	1,160	1.7%	13.9%
Property management costs (4)	53,566	54,148	(582)	(1.1%)	10.6%
Insurance	15,955	14,906	1,049	7.0%	3.2%
Leasing and advertising	8,382	9,224	(842)	(9.1%)	1.7%
Other on-site operating expenses (5)	15,240	14,723	517	3.5%	3.0%
Same store operating expenses	$505,516	$494,509	$11,007	2.2%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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
The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Nine-Month 2012 Same Store Properties:

	Nine Months Ended September 30,
	2012	2011
	(Amounts in thousands)
Operating income	$489,790	$395,750
Adjustments:
Non-same store operating results	(109,658)	(32,972)
Fee and asset management revenue	(7,328)	(6,682)
Fee and asset management expense	3,595	3,207
Depreciation	509,338	467,416
General and administrative	37,178	32,462
Same store NOI	$922,915	$859,181
For properties that the Company acquired prior to January 1, 2011 and expects to continue to own through December 31, 2012, the Company anticipates the following same store results for the full year ending December 31, 2012:

2012 Same Store Assumptions
Physical occupancy	95.3%
Revenue change	5.6%
Expense change	2.3%
NOI change	7.5%
The Company anticipates consolidated rental acquisitions of $1.1 billion and consolidated rental dispositions of $1.1 billion and expects that acquisitions will have a 1.50% lower cap rate than dispositions for the full year ending December 31, 2012.
These 2012 assumptions are based on current expectations and are forward-looking.
Non-same store operating results increased approximately $76.7 million and consist primarily of properties acquired in calendar years 2011 and 2012, as well as operations from the Company’s completed development properties. Although the operations of both the non-same store assets and the same store assets have been positively impacted during the nine months ended September 30, 2012, the non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to 2011 and 2012 acquisitions, increasing occupancy for properties in lease-up and a longer ownership period in 2012 than 2011. This increase primarily resulted from:

▪	Development and other miscellaneous properties in lease-up of $10.1 million;

▪	Properties acquired in 2011 and 2012 of $55.4 million; and

▪	Newly stabilized development and other miscellaneous properties of $5.4 million.
See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.
Fee and asset management revenues, net of fee and asset management expenses, increased approximately $0.3 million or 7.4% as a result of fees earned on management of the Company's unconsolidated development joint ventures and revenue earned on management of the Company's military housing ventures at Fort Lewis and McChord Air Force base (primarily due to increased housing redevelopment on the base which earned the Company additional fees), partially offset by higher expenses.
Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses increased approximately $0.6 million or 0.9%. This increase is primarily attributable to an increase in legal and professional fees, partially offset by decreases in travel, office rent and the timing of education/conference expenses.
Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $41.9 million or 9.0% primarily as a result of additional depreciation expense on properties acquired in 2011 and 2012, development properties placed in service and capital expenditures for all properties owned, partially offset by a decrease in the amortization of both in-place leases and furniture, fixtures and equipment that were fully depreciated.
General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $4.7 million or 14.5% primarily due to an increase in payroll-related costs, which is largely a result of the acceleration of long-term compensation expense for retirement eligible employees. The Company anticipates that general and administrative expenses will approximate $47.8 million for the year ending December 31, 2012. The above assumption is based on current expectations and is forward-looking.
Interest and other income from continuing operations increased approximately $63.9 million primarily due to the Company recognizing $70.0 million of the $150.0 million in Archstone-related termination fees during the nine months ended September 30, 2012, partially offset by lower interest earned on cash and cash equivalents due to lower overall cash invested during the nine months ended September 30, 2012 as well as forfeited deposits for terminated disposition transactions and proceeds received from the Company's royalty participation in LRO/Rainmaker (a revenue management system) that both occurred during the nine months ended September 30, 2011 and did not reoccur during the nine months ended September 30, 2012. The Company anticipates that interest and other income will approximate $0.7 million for the year ending December 31, 2012, not including the $150.0 million in Archstone-related termination fees which the Company has recognized in the third and fourth quarters of 2012. The above assumption is based on current expectations and is forward-looking.
Other expenses from continuing operations increased approximately $11.4 million primarily due to the settlement of a dispute with the owners of a land parcel, an increase in the expensing of overhead (pursuit cost write-offs) as a result of a more active focus on sourcing new development opportunities, an increase in property acquisition costs incurred in conjunction with the Company’s 2012 acquisitions and transaction costs related to the pursuit of Archstone.
Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $5.1 million or 1.4% primarily as a result of lower interest expense on mortgage notes payable due to lower balances during the nine months ended September 30, 2012 as compared to the same period in 2011, higher capitalized interest in 2012, the redemption of the Company's $650.0 million of unsecured notes in August 2011 and the repayment of $253.9 million of 6.625% unsecured notes in March 2012, partially offset by interest expense on the $1.0 billion of unsecured notes that closed in December 2011. During the nine months ended September 30, 2012, the Company capitalized interest costs of approximately $15.8 million as compared to $5.9 million for the nine months ended September 30, 2011. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the nine months ended September 30, 2012 was 5.28% as compared to 5.27% for the nine months ended September 30, 2011. The Company anticipates that interest expense from continuing operations will approximate $458.0 million to $463.0 million for the year ending December 31, 2012. The above assumption is based on current expectations and is forward-looking.
Income and other tax expense from continuing operations was consistent between the periods under comparison. The Company anticipates that income and other tax expense will approximate $1.0 million for the year ending December 31, 2012. The above assumption is based on current expectations and is forward-looking.
Loss from investments in unconsolidated entities increased as a result of the start of operations at one of the Company's unconsolidated development joint ventures.
Net gain on sales of land parcels decreased approximately $4.2 million due to the gain on sale of a land parcel located in suburban Washington, D.C. during the nine months ended September 30, 2011 as compared to no land sales during the nine months ended September 30, 2012.
Discontinued operations, net decreased approximately $478.5 million or 60.3% between the periods under comparison. This decrease is primarily due to higher gains on sales from dispositions during the nine months ended September 30, 2011 compared to the same period in 2012. Properties sold in 2012 reflect operations for a partial period in 2012 in contrast to a full period in 2011. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.
Comparison of the quarter ended September 30, 2012 to the quarter ended September 30, 2011

For the quarter ended September 30, 2012, the Company reported diluted earnings per share of $0.72 compared to $0.35 per share in the same period of 2011. The difference is primarily due to higher gains from property sales in 2012 vs. 2011, higher total property net operating income driven by the positive impact of the Company's same store and lease-up activity and the Company's recognition of $70.0 million of the $150.0 million in Archstone-related termination fees.

For the quarter ended September 30, 2012, income from continuing operations increased approximately $102.5 million when compared to the quarter ended September 30, 2011. The increase in continuing operations is discussed below.

Revenues from the Third Quarter 2012 Same Store Properties increased $27.8 million primarily as a result of an increase in average rental rates charged to residents, increased occupancy and slightly lower turnover. Expenses from the Third Quarter 2012 Same Store Properties increased $5.1 million primarily due to increases in real estate taxes and repairs and maintenance expense, partially offset by a decrease in property management costs. The following tables provide comparative same store results and statistics for the Third Quarter 2012 Same Store Properties:

Third Quarter 2012 vs. Third Quarter 2011
Same Store Results/Statistics
$ in thousands (except for Average Rental Rate) – 105,902 Same Store Apartment Units

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
Q3 2012	$508,063	$177,463	$330,600	$1,670	95.8%	17.5%
Q3 2011	$480,256	$172,382	$307,874	$1,588	95.3%	17.7%
Change	$27,807	$5,081	$22,726	$82	0.5%	(0.2%)
Change	5.8%	2.9%	7.4%	5.2%

(1) Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.

The following table provides comparative same store operating expenses for the Third Quarter 2012 Same Store Properties:

Third Quarter 2012 vs. Third Quarter 2011
Same Store Operating Expenses
$ in thousands – 105,902 Same Store Apartment Units

	Actual Q3 2012	Actual Q3 2011	$ Change	% Change	% of Actual Q3 2012 Operating Expenses
Real estate taxes	$52,973	$48,452	$4,521	9.3%	29.9%
On-site payroll (1)	39,675	39,922	(247)	(0.6%)	22.4%
Utilities (2)	26,861	26,366	495	1.9%	15.1%
Repairs and maintenance (3)	25,792	25,082	710	2.8%	14.5%
Property management costs (4)	18,544	19,210	(666)	(3.5%)	10.4%
Insurance	5,572	5,179	393	7.6%	3.1%
Leasing and advertising	3,109	3,180	(71)	(2.2%)	1.8%
Other on-site operating expenses (5)	4,937	4,991	(54)	(1.1%)	2.8%
Same store operating expenses	$177,463	$172,382	$5,081	2.9%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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
The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Third Quarter 2012 Same Store Properties:

	Quarter Ended September 30,
	2012	2011
	(Amounts in thousands)
Operating income	$184,127	$144,814
Adjustments:
Non-same store operating results	(29,085)	(5,074)
Fee and asset management revenue	(3,052)	(2,928)
Fee and asset management expense	1,108	1,250
Depreciation	167,406	159,691
General and administrative	10,096	10,121
Same store NOI	$330,600	$307,874
Non-same store operating results increased approximately $24.0 million and consist primarily of properties acquired in calendar years 2011 and 2012, as well as operations from the Company’s completed development properties. Although the operations of both the non-same store assets and the same store assets have been positively impacted during the quarter ended September 30, 2012, the non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to 2011 and 2012 acquisitions, increasing occupancy for properties in lease-up and a longer ownership period in 2012 than 2011. This increase primarily resulted from:

▪	Development and other miscellaneous properties in lease-up of $3.1 million;

▪	Properties acquired in 2011 and 2012 of $19.7 million; and

▪	Newly stabilized development and other miscellaneous properties of $0.7 million.
See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.
Fee and asset management revenues, net of fee and asset management expenses, increased approximately $0.3 million or 15.9% as a result of revenue earned on management of the Company's military housing ventures at Fort Lewis and McChord Air Force base (primarily due to increased housing redevelopment on the base which earned the Company additional fees) and lower expenses, partially offset by a decrease in fees earned on management of the Company’s unconsolidated development joint ventures.
Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses decreased approximately $0.7 million or 3.6%. This decrease is primarily attributable to a decrease in payroll-related costs.
Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $7.7 million or 4.8% primarily as a result of additional depreciation expense on properties acquired in 2011 and 2012, development properties placed in service and capital expenditures for all properties owned, partially offset by a decrease in the amortization of both in-place leases and furniture, fixtures and equipment that were fully depreciated.
General and administrative expenses from continuing operations, which include corporate operating expenses, was consistent between the periods under comparison.
Interest and other income from continuing operations increased $64.8 million primarily due to the Company recognizing $70.0 million of the $150.0 million in Archstone-related termination fees during the quarter ended September 30, 2012, partially offset by lower interest earned on cash and cash equivalents due to lower overall cash invested during the quarter ended September 30, 2012 and proceeds received from the Company's royalty participation in LRO/Rainmaker (a revenue management system) that occurred during the quarter ended September 30, 2011 and did not reoccur during the quarter ended September 30, 2012.
Other expenses from continuing operations increased approximately $1.6 million or 61.9% primarily due to an increase in the expensing of overhead (pursuit cost write-offs) as a result of a more active focus on sourcing new development opportunities.
Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $0.1 million or 0.1% primarily as a result of interest expense on the $1.0 billion of unsecured notes that closed in December 2011, partially offset by lower interest expense on mortgage notes payable due to lower balances during the quarter ended September 30, 2012 as compared to the same period in 2011, higher capitalized interest in 2012, the redemption of the Company's $650.0 million of unsecured notes in August 2011 and the repayment of $253.9 million of 6.625% unsecured notes in March 2012. During the quarter ended September 30, 2012, the Company capitalized interest costs of approximately $5.7 million as compared to $2.2 million for the quarter ended September 30, 2011. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended September 30, 2012 was 5.27% as compared to 5.30% for the quarter ended September 30, 2011.
Income and other tax expense from continuing operations was consistent between the periods under comparison.
Loss from investments in unconsolidated entities increased as a result of the start of operations at one of the Company's unconsolidated development joint ventures.
Discontinued operations, net increased approximately $20.9 million or 25.2% between the periods under comparison. This increase is primarily due to higher gains on sales from dispositions during the quarter ended September 30, 2012 compared to the same period in 2011, partially offset by properties sold in 2012 reflecting operations for a partial period in 2012 in contrast to a full period in 2011. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

EQR issues public equity from time to time and guarantees certain debt of ERPOP. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.
As of January 1, 2012, the Company had approximately $383.9 million of cash and cash equivalents, its restricted 1031 exchange proceeds totaled $53.7 million and it had $1.22 billion available under its revolving credit facility (net of $31.8 million which was restricted/dedicated to support letters of credit). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at September 30, 2012 was approximately $45.6 million, its restricted 1031 exchange proceeds totaled $17.6 million and the amount available on its revolving credit facility was $1.71 billion (net of $30.2 million which was restricted/dedicated to support letters of credit and net of $7.0 million outstanding).
During the nine months ended September 30, 2012, the Company generated proceeds from various transactions, which included the following:

▪	Disposed of 20 consolidated properties, receiving net proceeds of approximately $610.1 million;

▪
Issued approximately 4.8 million Common Shares (including Common Shares issued under the ATM program – see further discussion below) and received net proceeds of $244.0 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis); and

▪	Collected $150.0 million in termination fees relating to the pursuit of Archstone.
During the nine months ended September 30, 2012, the above proceeds were primarily utilized to:

▪	Acquire nine rental properties and five land parcels for approximately $764.9 million;

▪	Invest $116.7 million primarily in development projects;

▪	Repay $291.0 million of mortgage loans and $253.9 million of unsecured notes; and

▪	Redeem its Series N Preferred Shares at its liquidation value of $150.0 million.
In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell up to 17.0 million Common Shares from time to time over the next three years (later increased by 5.7 million Common Shares and extended to February 2014) into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR. Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR. During the nine months ended September 30, 2012, EQR issued approximately 3.2 million Common Shares at an average price of $60.59 per share for total consideration of approximately $192.3 million through the ATM program. Through October 25, 2012, EQR has cumulatively issued approximately 16.7 million Common Shares at an average price of $48.53 per share for total consideration of approximately $809.9 million. EQR has 6.0 million Common Shares remaining available for issuance under the ATM program as of October 25, 2012.
Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, EQR may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. As of October 25, 2012, EQR had authorization to repurchase an additional $464.6 million of its shares. No shares were repurchased during the nine months ended September 30, 2012. See Note 3 in the Notes to Consolidated Financial Statements

for further discussion.
Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.
The Company’s total debt summary and debt maturity schedules as of September 30, 2012 are as follows:

Debt Summary as of September 30, 2012
(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$3,948,115	42.4%	4.95%	7.3
Unsecured	5,361,038	57.6%	5.09%	4.6
Total	$9,309,153	100.0%	5.03%	5.7
Fixed Rate Debt:
Secured – Conventional	$3,566,932	38.3%	5.50%	6.4
Unsecured – Public/Private	4,550,999	48.9%	5.70%	5.4
Fixed Rate Debt	8,117,931	87.2%	5.61%	5.8
Floating Rate Debt:
Secured – Conventional	30,641	0.3%	3.35%	2.0
Secured – Tax Exempt	350,542	3.8%	0.22%	17.9
Unsecured – Public/Private	803,039	8.6%	1.67%	0.2
Unsecured – Revolving Credit Facility	7,000	0.1%	1.34%	1.8
Floating Rate Debt	1,191,222	12.8%	1.30%	5.0
Total	$9,309,153	100.0%	5.03%	5.7

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the nine months ended September 30, 2012.
Note: The Company capitalized interest of approximately $15.8 million and $5.9 million during the nine months ended September 30, 2012 and 2011, respectively. The Company capitalized interest of approximately $5.7 million and $2.2 million during the quarters ended September 30, 2012 and 2011, respectively.

Debt Maturity Schedule as of September 30, 2012
(Amounts in thousands)

Year	Fixed Rate (1)	Floating Rate (1)		Total		% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2012	$225,280	$500,125		$725,405	(2)	7.8%	5.51%	2.20%
2013	267,888	303,548		571,436		6.1%	6.69%	4.84%
2014	564,302	29,022	(3)	593,324		6.4%	5.31%	5.19%
2015	417,812	—		417,812		4.5%	6.30%	6.30%
2016	1,190,538	—		1,190,538		12.8%	5.34%	5.34%
2017	1,446,121	456		1,446,577		15.5%	5.95%	5.95%
2018	81,448	724		82,172		0.9%	5.70%	5.70%
2019	802,635	20,766		823,401		8.8%	5.49%	5.36%
2020	1,672,482	809		1,673,291		18.0%	5.50%	5.50%
2021	1,188,906	856		1,189,762		12.8%	4.64%	4.64%
2022+	233,862	338,604		572,466		6.2%	6.75%	3.33%
Premium/(Discount)	26,657	(3,688)		22,969		0.2%	N/A	N/A
Total	$8,117,931	$1,191,222		$9,309,153		100.0%	5.54%	5.01%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of September 30, 2012.

(2)	In October 2012, the Company paid off the $222.1 million outstanding of its 5.500% public notes and its $500.0 million term loan facility, both at maturity.

(3)	Includes $7.0 million outstanding on the Company's unsecured revolving credit facility. As of September 30, 2012, there was approximately $1.71 billion available on this facility.
The following table provides a summary of the Company’s unsecured debt as of September 30, 2012:

Unsecured Debt Summary as of September 30, 2012
(Amounts in thousands)

	Coupon Rate	Due Date		Face Amount	Unamortized Premium/ (Discount)	Net Balance
Fixed Rate Notes:
	5.500%	10/01/12	(1)	$222,133	$—	$222,133
	5.200%	04/01/13	(2)	400,000	(59)	399,941
Fair Value Derivative Adjustments			(2)	(300,000)	—	(300,000)
	5.250%	09/15/14		500,000	(120)	499,880
	6.584%	04/13/15		300,000	(276)	299,724
	5.125%	03/15/16		500,000	(184)	499,816
	5.375%	08/01/16		400,000	(711)	399,289
	5.750%	06/15/17		650,000	(2,416)	647,584
	7.125%	10/15/17		150,000	(327)	149,673
	4.750%	07/15/20		600,000	(3,548)	596,452
	4.625%	12/15/21		1,000,000	(3,493)	996,507
	7.570%	08/15/26		140,000	—	140,000
				4,562,133	(11,134)	4,550,999
Floating Rate Notes:
		04/01/13	(2)	300,000	—	300,000
Fair Value Derivative Adjustments			(2)	3,039	—	3,039
Term Loan Facility	LIBOR+0.50%	10/05/12	(3)(4)	500,000	—	500,000
				803,039	—	803,039
Revolving Credit Facility:	LIBOR+1.15%	07/13/14	(3)(5)	7,000	—	7,000
Total Unsecured Debt				$5,372,172	$(11,134)	$5,361,038

(1)	On October 1, 2012, the Company paid off its 5.500% public notes at maturity.

(2)	Fair value interest rate swaps convert $300.0 million of the 5.200% notes due April 1, 2013 to a floating interest rate.

(3)	Facilities are private. All other unsecured debt is public.

(4)	On October 5, 2012, the Company paid off its $500.0 million term loan facility at maturity.

(5)	As of September 30, 2012, there was approximately $1.71 billion available on the Company’s unsecured revolving credit facility.

An unlimited amount of equity and debt securities remains available for issuance by EQR and ERPOP under effective shelf registration statements filed with the SEC. Most recently, EQR and ERPOP filed a universal shelf registration statement for an unlimited amount of equity and debt securities that automatically became effective upon filing with the SEC in October 2010 and expires on October 15, 2013. However, as of October 25, 2012, issuances under the ATM share offering program are limited to 6.0 million additional shares. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).
The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of September 30, 2012 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential
Capital Structure as of September 30, 2012
(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$3,948,115	42.4%
Unsecured Debt			5,361,038	57.6%
Total Debt			9,309,153	100.0%	33.7%
Common Shares (includes Restricted Shares)	302,674,716	95.5%
Units (includes OP Units and LTIP Units)	14,399,790	4.5%
Total Shares and Units	317,074,506	100.0%
Common Share Price at September 30, 2012	$57.53
			18,241,296	99.7%
Perpetual Preferred Equity (see below)			50,000	0.3%
Total Equity			18,291,296	100.0%	66.3%
Total Market Capitalization			$27,600,449		100.0%

Equity Residential
Perpetual Preferred Equity as of September 30, 2012
(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount
Preferred Shares:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
Total Perpetual Preferred Equity		1,000,000	$50,000		$4,145

On August 20, 2012, the Company redeemed its Series N Cumulative Redeemable Preferred Shares for cash consideration of $150.0 million plus accrued dividends through the redemption date. As a result of this redemption, the Company recorded the write-off of approximately $5.1 million in original issuance costs as a premium on the redemption of Preferred Shares.

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of September 30, 2012 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership
Capital Structure as of September 30, 2012
(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$3,948,115	42.4%
Unsecured Debt		5,361,038	57.6%
Total Debt		9,309,153	100.0%	33.7%
Total outstanding Units	317,074,506
Common Share Price at September 30, 2012	$57.53
		18,241,296	99.7%
Perpetual Preference Units (see below)		50,000	0.3%
Total Equity		18,291,296	100.0%	66.3%
Total Market Capitalization		$27,600,449		100.0%

ERP Operating Limited Partnership
Perpetual Preference Units as of September 30, 2012
(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount
Preference Units:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
Total Perpetual Preference Units		1,000,000	$50,000		$4,145
On August 20, 2012, the Operating Partnership redeemed its Series N Cumulative Redeemable Preference Units for cash consideration of $150.0 million plus accrued dividends through the redemption date, in conjunction with the concurrent redemption of the corresponding Company Preferred Shares. As a result of this redemption, the Operating Partnership recorded the write-off of approximately $5.1 million in original issuance costs as a premium on the redemption of Preference Units.
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
During the fourth quarter of 2010, the Company announced a new dividend policy which it believes will generate payouts more closely aligned with the actual annual operating results of the Company’s core business and provide transparency to investors. The Company intends to pay an annual cash dividend equal to approximately 65% of Normalized FFO for the year. Subject to Board of Trustees approval, the Company anticipates the expected dividend payout will range from $1.78 to $1.81 per share/Unit ($0.3375 per share/Unit for each of the first three quarters with the balance for the fourth quarter) for the year ending December 31, 2012 to bring the total payment for the year to approximately 65% of Normalized FFO for the year. The above assumption is based on current expectations and is forward-looking. While our dividend policy makes it less likely we will over distribute, it will also lead to a dividend reduction more quickly than a fixed dividend policy should operating results deteriorate. However, whether due to changes in the dividend policy or otherwise, there may be times when the Company experiences shortfalls in its coverage of distributions, which may cause the Company to consider reducing its distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, the Company’s financial condition may be adversely affected and it may not be able to maintain its current distribution levels. The Company believes that its expected 2012 operating cash flow will be sufficient to cover capital expenditures and distributions.
The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of secured and unsecured debt and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties and joint ventures. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $21.2 billion in investment in real estate on the Company’s balance sheet at September 30, 2012, $15.1 billion or 71.3% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.
ERPOP’s credit ratings from Standard & Poor’s (“S&P”), Moody’s and Fitch for its outstanding senior debt are BBB+, Baal and BBB+, respectively. EQR’s equity ratings from S&P, Moody’s and Fitch for its outstanding preferred equity are BBB+, Baa2 and BBB-, respectively.
In July 2011, the Company replaced its then existing unsecured revolving credit facility with a new $1.25 billion unsecured revolving credit facility maturing on July 13, 2014, subject to a one-year extension option exercisable by the Company. The interest rate on advances under the new credit facility will generally be LIBOR plus a spread (currently 1.15%) and the Company pays an annual facility fee of 0.2%. Both the spread and the facility fee are dependent on the credit rating of the Company’s long-term debt. Effective January 6, 2012, the Company amended this facility to increase available borrowings by $500.0 million to $1.75 billion. The terms did not change, including the July 13, 2014 maturity date. As of October 25, 2012, there was available borrowings of $869.2 million (net of $30.8 million which was restricted/dedicated to support letters of credit and net of $850.0 million outstanding) on the revolving credit facility. This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.
In 2010, a portion of the parking garage collapsed at one of the Company’s rental properties (Prospect Towers in Hackensack, New Jersey). The costs related to the collapse (both expensed and capitalized), including providing for residents' interim needs, lost revenue and garage reconstruction, were approximately $22.8 million, before insurance reimbursements of $13.6 million. The garage has been rebuilt with cumulative costs approximating $13.3 million capitalized as incurred. Other costs approximating $9.5 million, like those to accommodate displaced residents, lost revenue due to a portion of the property being temporarily unavailable for occupancy and legal costs, reduced earnings as they were incurred. Generally, insurance proceeds were recorded as increases to earnings as they were received. During the nine months ended September 30, 2012, the Company received approximately $3.5 million in insurance proceeds (included in real estate taxes and insurance on the consolidated statements of operations), which represented its final reimbursement of the $13.6 million in cumulative insurance proceeds. The Company does not anticipate any remaining costs or additional lost revenues as the project has been stabilized and the garage reconstruction has been completed. None of the amounts referenced above impact same store results.

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to September 30, 2012.

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
For the nine months ended September 30, 2012, our actual improvements to real estate totaled approximately $114.5 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate
For the Nine Months Ended September 30, 2012

	Total Apartment Units (1)	Replacements (2)	Avg. Per Apartment Unit	Building Improvements	Avg. Per Apartment Unit	Total	Avg. Per Apartment Unit
Same Store Properties (3)	102,241	$52,719	$516	$39,723	$388	$92,442	$904
Non-Same Store Properties (4)	11,754	5,572	535	15,594	1,496	21,166	2,031
Other (5)	—	636		291		927
Total	113,995	$58,927		$55,608		$114,535

(1)
Total Apartment Units – Excludes 4,991 military housing apartment units for which repairs and maintenance expenses and capital expenditures to real estate are self-funded and do not consolidate into the Company’s results.

(2)
Replacements – Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $26.0 million spent during the nine months ended September 30, 2012 on apartment unit renovations/rehabs (primarily kitchens and baths) on 3,497 apartment units (equating to about $7,400 per apartment unit rehabbed) designed to reposition these assets for higher rental levels in their respective markets.

(3)	Same Store Properties – Primarily includes all properties acquired or completed and stabilized prior to January 1, 2011, less properties subsequently sold.

(4)
Non-Same Store Properties – Primarily includes all properties acquired during 2011 and 2012, plus any properties in lease-up and not stabilized as of January 1, 2011. Per apartment unit amounts are based on a weighted average of 10,418 apartment units.

(5)	Other – Primarily includes expenditures for properties sold during the period.
For 2012, the Company estimates that it will spend approximately $1,200 per apartment unit of capital expenditures for its same store properties inclusive of apartment unit renovation/rehab costs, or $850 per apartment unit excluding apartment unit renovation/rehab costs. For 2012, the Company estimates that it will spend approximately $35.0 million rehabbing 4,600 apartment units (equating to about $7,600 per apartment unit rehabbed). The above assumptions are based on current expectations and are forward-looking.
During the nine months ended September 30, 2012, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $6.7 million. The Company expects to fund approximately $0.4 million in total additions to non-real estate property for the remainder of 2012. The above assumption is based on current expectations and is forward-looking.

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

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at September 30, 2012.

Other

Total distributions paid in October 2012 amounted to $108.0 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the third quarter ended September 30, 2012.

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

As of September 30, 2012, the Company has five consolidated projects totaling 1,267 apartment units and two unconsolidated projects totaling 945 apartment units in various stages of development with estimated completion dates ranging through June 30, 2014, as well as other completed development projects that are in various stages of lease up or are stabilized. The development agreements currently in place are discussed in detail in Note 12 in the Notes to Consolidated Financial Statements.

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

During the nine months ended September 30, 2012 and 2011, the Company capitalized $11.1 million and $8.4 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the supervision of development activities as well as major capital and/or renovation projects.

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

Funds From Operations and Normalized Funds From Operations

For the nine months ended September 30, 2012, Funds From Operations ("FFO") available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $134.4 million, or 24.4%, and $84.3 million, or 15.2%, respectively, as compared to the nine months ended September 30, 2011.

For the quarter ended September 30, 2012, FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $95.7 million, or 48.7%, and $39.4 million, or 20.4%, respectively, as compared to the quarter ended September 30, 2011.

The following is the Company’s and Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the nine months and quarters ended September 30, 2012 and 2011:

Funds From Operations and Normalized Funds From Operations
(Amounts in thousands)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2012	2011	2012	2011
Net income	$496,805	$827,796	$236,323	$112,977
Net (income) loss attributable to Noncontrolling Interests –
Partially Owned Properties	(457)	(418)	312	(387)
Preferred/preference distributions	(9,319)	(10,399)	(2,386)	(3,466)
Premium on redemption of Preferred Shares/Preference Units	(5,150)	—	(5,150)	—
Net income available to Common Shares and Units / Units	481,879	816,979	229,099	109,124

Adjustments:
Depreciation	509,338	467,416	167,406	159,691
Depreciation – Non-real estate additions	(4,211)	(4,202)	(1,430)	(1,297)
Depreciation – Partially Owned and Unconsolidated Properties	(2,395)	(2,263)	(798)	(758)
Discontinued operations:
Depreciation	7,602	28,879	1,428	5,762
Net (gain) on sales of discontinued operations	(307,447)	(759,100)	(103,394)	(76,864)
Net incremental gain on sales of condominium units	49	2,050	—	935
Gain (loss) on sale of Equity Corporate Housing (ECH)	350	1,022	—	(2)
FFO available to Common Shares and Units / Units (1) (3) (4)	685,165	550,781	292,311	196,591

Adjustments:
Asset impairment and valuation allowances	—	—	—	—
Property acquisition costs and write-off of pursuit costs (other expenses)	14,898	9,318	4,004	2,528
Debt extinguishment (gains) losses, including prepayment penalties, preferred share/preference unit redemptions and non-cash convertible debt discounts	7,491	9,250	6,114	677
(Gains) losses on sales of non-operating assets, net of income and other tax expense (benefit)	(491)	(6,554)	—	(1,025)
Other miscellaneous non-comparable items	(67,687)	(7,762)	(69,910)	(5,662)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$639,376	$555,033	$232,519	$193,109

FFO (1) (3)	$699,634	$561,180	$299,847	$200,057
Preferred/preference distributions	(9,319)	(10,399)	(2,386)	(3,466)
Premium on redemption of Preferred Shares/Preference Units	(5,150)	—	(5,150)	—
FFO available to Common Shares and Units / Units (1) (3) (4)	$685,165	$550,781	$292,311	$196,591

Normalized FFO (2) (3)	$648,695	$565,432	$234,905	$196,575
Preferred/preference distributions	(9,319)	(10,399)	(2,386)	(3,466)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$639,376	$555,033	$232,519	$193,109

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

Equity Residential

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of September 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to in Item 4(a) above that occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of September 30, 2012, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer

of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to in Item 4(a) above that occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

(a) Unregistered Common Shares Issued in the Quarter Ended September 30, 2012 - Equity Residential

During the quarter ended September 30, 2012, EQR issued 108,962 Common Shares in exchange for 108,962 OP Units held by various limited partners of the Operating Partnership. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits – See the Exhibit Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	November 1, 2012	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 1, 2012	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	November 1, 2012	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 1, 2012	By:	/s/ Ian S. Kaufman
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

Exhibit	Description	Location

*10.1	Separation Agreement dated August 28, 2012, by and between Equity Residential and Frederick C. Tuomi.	Attached herein.

31.1	Equity Residential – Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

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
Attached herein.

101
XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity (Equity Residential), (v) consolidated statement of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.
Attached herein.

*Management contracts and compensatory plans or arrangements filed as exhibits to this report are identified by an asterisk.