Form 10-K
period 2012-12-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2013-02-21
CIK 906107, 931182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended DECEMBER 31, 2012
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

Equity Residential ☒	ERP Operating Limited Partnership ☒

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
The aggregate market value of Common Shares held by non-affiliates of the Registrant was approximately $18.4 billion based upon the closing price on June 30, 2012 of $62.36 using beneficial ownership of shares rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting shares owned by Trustees and Executive Officers, some of who may not be held to be affiliates upon judicial determination.
The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on February 15, 2013 was 325,462,816.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information that will be contained in Equity Residential's Proxy Statement relating to its 2013 Annual Meeting of Shareholders, which Equity Residential intends to file no later than 120 days after the end of its fiscal year ended December 31, 2012, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K. Equity Residential is the general partner and 95.9% owner of ERP Operating Limited Partnership.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2012 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company's and the Operating Partnership's corporate structure:
EQR is the general partner of, and as of December 31, 2012 owned an approximate 95.9% ownership interest in ERPOP. The remaining 4.1% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP's day-to-day management.

The Company is structured as an umbrella partnership REIT (“UPREIT”) and contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, the Company receives a number of OP Units (see definition below) in the Operating Partnership equal to the number of Common Shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership, which is one of the reasons why the Company is structured in the manner shown above. Based on the terms of ERPOP's partnership agreement, OP Units can be exchanged with Common Shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to EQR and the Common Shares.

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

The Company believes it is important to understand the few differences between EQR and ERPOP in the context of how EQR and ERPOP operate as a consolidated company. All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR's primary function is acting as the general partner of ERPOP. EQR also issues equity from time to time and guarantees certain debt of ERPOP, as disclosed in this report. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by the Company, which are contributed to the capital of the Operating Partnership in exchange for additional limited partnership interests in the Operating Partnership (“OP Units”) (on a one-for-one Common Share per OP Unit basis), the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's working capital, net cash provided by operating activities, borrowings under its revolving credit facility, the issuance of secured and unsecured debt and equity securities and proceeds received from disposition of certain properties and joint ventures.

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

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP

		PAGE
PART I.
Item 1.	Business	7
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	31
Item 2.	Properties	32
Item 3.	Legal Proceedings	34
Item 4.	Mine Safety Disclosures	35
PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	36
Item 6.	Selected Financial Data	37
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	63
Item 8.	Financial Statements and Supplementary Data	64
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64
Item 9A.	Controls and Procedures	64
Item 9B.	Other Information	65
PART III.
Item 10.	Trustees, Executive Officers and Corporate Governance	66
Item 11.	Executive Compensation	66
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	66
Item 13.	Certain Relationships and Related Transactions, and Trustee Independence	66
Item 14.	Principal Accounting Fees and Services	66
PART IV.
Item 15.	Exhibits and Financial Statement Schedules	67
EX-10.34
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
EQR is the general partner of, and as of December 31, 2012 owned an approximate 95.9% ownership interest in ERPOP. All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
As of December 31, 2012, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 403 properties located in 13 states and the District of Columbia consisting of 115,370 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	382	106,856
Partially Owned Properties – Consolidated	19	3,475
Military Housing	2	5,039
	403	115,370

The Company's corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices in each of its markets. As of December 31, 2012, the Company had approximately 3,600 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.
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
Business Objectives and Operating and Investing Strategies
The Company invests in high quality apartment communities located in strategically targeted markets with the goal of maximizing our risk adjusted total return (operating income plus capital appreciation) on invested capital.
We seek to maximize the income and capital appreciation of our properties by investing in markets (our core markets) that are characterized by conditions favorable to multifamily property appreciation. We are focused primarily on the six core coastal, high barrier to entry markets of Boston, New York, Washington DC, Southern California, San Francisco and Seattle. These markets generally feature one or more of the following characteristics that allow us to increase rents:

▪	High barriers to entry where, because of land scarcity or government regulation, it is difficult or costly to build new apartment properties, creating limits on new supply;

▪	High home ownership costs;

▪	Strong economic growth leading to household formation and job growth, which in turn leads to high demand for our apartments;

▪	Urban core locations with an attractive quality of life and higher wage job categories leading to high resident demand and retention; and

▪	Favorable demographics contributing to a larger pool of target residents with a high propensity to rent apartments.
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
We use technology to engage our customers in the way that they want to be engaged. Many of our residents utilize our web-based resident portal which allows them to sign their leases, review their accounts and make payments, provide feedback and make service requests on-line.
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
Over the past several years, the Company has done an extensive repositioning of its portfolio from low barrier to entry/non-core markets to high barrier to entry/core markets. Since 2005, the Company has sold over 133,000 apartment units primarily in its non-core markets for an aggregate sales price of approximately $11.1 billion, acquired over 44,000 apartment units in its core markets for approximately $10.3 billion and began approximately $3.0 billion of development projects in its core markets. We are currently seeking to acquire and develop assets primarily in the following targeted metropolitan areas (our core markets): Boston, New York, Washington DC, Southern California, San Francisco and Seattle. We also have investments (in the aggregate about 15.8% of our NOI at December 31, 2012) in other markets including South Florida, Denver and New England (excluding Boston) but do not currently intend to acquire or develop new assets in these markets. Further, we are in the process of exiting Atlanta, Phoenix, Orlando and Jacksonville as we raise capital to complete the Archstone transaction.
As part of its strategy, the Company purchases completed and fully occupied apartment properties, partially completed or partially occupied properties or land on which apartment properties can be constructed. We intend to hold a diversified portfolio of assets across our target markets. As of December 31, 2012, no single metropolitan area accounted for more than 15.9% of our NOI, though no guarantee can be made that NOI concentration may not increase in the future.
We endeavor to attract and retain the best employees by providing them with the education, resources and opportunities to succeed. We provide many classroom and on-line training courses to assist our employees in interacting with prospects and residents as well as extensively train our customer service specialists in maintaining the property and its improvements, equipment and appliances. We actively promote from within and many senior corporate and property leaders have risen from entry level or junior positions. We monitor our employees' engagement by surveying them annually and have consistently received high engagement scores.
We have a commitment to sustainability and consider the environmental impacts of our business activities. We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities. With its high density, multifamily housing is, by its nature, an environmentally friendly property type. Our recent acquisition and development activities have been primarily concentrated in pedestrian-friendly urban locations near public transportation. When developing and renovating our properties, we strive to reduce energy and water usage by investing in energy saving technology while positively impacting the experience of our residents and the value of our assets. We continue to implement a combination of irrigation, lighting, HVAC and renewable energy improvements at our properties that will reduce energy and water consumption.
Competition
All of the Company's properties are located in developed areas that include other multifamily properties. The number of competitive multifamily properties in a particular area could have a material effect on the Company's ability to lease apartment units at its properties and on the rents charged. The Company may be competing with other entities that have greater resources than the Company and whose managers have more experience than the Company's managers. In addition, other forms of rental properties and single family housing provide housing alternatives to potential residents of multifamily properties. See Item 1A. Risk Factors for additional information with respect to competition.
Debt and Equity Activity
EQR issues public equity from time to time and guarantees certain debt of ERPOP. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. In addition, ERPOP issues OP Units and preference interests ("Preference Units") from time to time.
Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Company’s and the Operating Partnership's Capital Structure charts as of December 31, 2012.

Major Debt and Equity Activities for the Years Ended December 31, 2012, 2011 and 2010
During 2012:

•	The Company repaid $253.9 million of 6.625% unsecured notes and $222.1 million of 5.500% unsecured notes, both at maturity.

•	The Company repaid its $500.0 million term loan at maturity.

•
The Company issued 21,850,000 Common Shares at a price of $54.75 per share for total consideration of approximately $1.2 billion, after deducting underwriting commissions of $35.9 million. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

▪
The Company issued 3,173,919 Common Shares at an average price of $60.59 per share for total consideration of $192.3 million pursuant to its At-The-Market (“ATM”) share offering program. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

▪	The Company issued 1,608,427 Common Shares pursuant to its Share Incentive Plans and received net proceeds of approximately $49.0 million.

▪
The Company issued 1,081,797 OP Units having a value of $66.6 million (based on the closing price for Common Shares of $61.57 on such date) as partial consideration for the acquisition of one rental property.

▪	The Company issued 110,054 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $5.4 million.

▪	The Company redeemed its Series N Cumulative Redeemable Preferred Shares for cash consideration of $150.0 million plus accrued dividends through the redemption date.
During 2011:

▪	The Company redeemed $482.5 million of its 3.85% unsecured notes with a final maturity of 2026 at par and no premium was paid and repaid $93.1 million of 6.95% unsecured notes at maturity.

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

▪
The Company issued 3,866,666 Common Shares at an average price of $52.23 per share for total consideration of $201.9 million pursuant to its ATM share offering program. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

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
An unlimited amount of equity and debt securities remains available for issuance by EQR and ERPOP under a universal shelf registration statement that automatically became effective upon filing with the SEC in October 2010 and expires on October 15, 2013. However, as of February 15, 2013, issuances under the ATM share offering program are limited to 6.0 million additional shares. Per the terms of ERPOP's partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).
On June 16, 2011, the shareholders of EQR approved the Company's 2011 Share Incentive Plan, as amended (the "2011 Plan") and the Company filed a Form S-8 registration statement to register 12,980,741 Common Shares under this plan. As of December 31, 2012, 11,097,881 shares were available for future issuance. See Note 12 in the Notes to Consolidated Financial Statements for further discussion.
Credit Facilities

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. EQR guarantees the Operating Partnership's revolving credit facility up to the maximum amount and for the full term of the facility.

In July 2011, the Company replaced its then existing $1.425 billion unsecured revolving credit facility which was scheduled to mature in February 2012 with a new $1.25 billion unsecured revolving credit facility maturing on July 13, 2014, subject to a one-year extension option exercisable by the Company. The Company had the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. On January 6, 2012, the Company amended this credit facility to increase available borrowings by an additional $500.0 million to $1.75 billion with all other terms, including the July 13, 2014 maturity date, remaining the same. The interest rate on advances under the credit facility was generally LIBOR plus a spread (1.15%) and the Company paid an annual facility fee of 0.2%. Both the spread and the facility fee were dependent on the credit rating of the Company's long-term debt. On January 11, 2013, the Company replaced its existing $1.75 billion credit facility with a new $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The interest rate on advances under the new credit facility will be LIBOR plus a spread (currently 1.05%) and an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt.

As of February 15, 2012, the amount available on the $2.5 billion credit facility was $2.47 billion (net of $30.2 million which was restricted/dedicated to support letters of credit) and there was no amount outstanding. As of December 31, 2012, the amount available on the $1.75 billion credit facility was $1.72 billion (net of $30.2 million which was restricted/dedicated to support letters of credit) and there was no amount outstanding. During the year ended December 31, 2012, the weighted average interest rate was 1.35%. As of December 31, 2011, the amount available on the $1.25 billion credit facility was $1.22 billion (net of $31.8 million which was restricted/dedicated to support letters of credit) and there was no amount outstanding. During the year ended December 31, 2011, the weighted average interest rate was 1.42%.

Archstone Transaction

On November 26, 2012, the Company and AvalonBay Communities, Inc. ("AvalonBay" or "AVB") (NYSE:AVB) entered into a contract with Lehman Brothers Holdings Inc. ("Lehman") to acquire the assets and liabilities of Archstone Enterprise LP ("Archstone"), which consists principally of a portfolio of high-quality apartment properties in major markets in the United States. Under the terms of the agreement, the Company will acquire approximately 60% of Archstone's assets and liabilities and AvalonBay will acquire approximately 40% of Archstone's assets and liabilities. The Company will acquire approximately 75 operating properties, four properties under development and several land parcels to be held for future development for approximately $8.9 billion which will consist of cash of approximately $2.0 billion, 34,468,085 Common Shares and the assumption of the Company's portion of the liabilities related to the Archstone assets (other than certain liabilities owed to Lehman and certain transaction expenses). The Company also expects to assume approximately $3 billion of consolidated Archstone debt. In addition, the Company and AvalonBay will acquire certain assets of Archstone, including Archstone’s interests in certain joint ventures, interests in a portfolio of properties located in Germany and certain development land parcels, and will become subject to approximately $179.9 million in preferred interests of Archstone unitholders through various unconsolidated joint ventures expected to be owned 60% by the Company and 40% by AvalonBay. The transaction is expected to close in the first quarter of 2013.
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
The occurrence of the events discussed in the following risk factors could adversely affect, possibly in a material manner, our business, financial condition or results of operations, which could adversely affect the value of our common shares of beneficial interest or preferred shares of beneficial interest (which we refer to collectively as “Shares”), Preference Units, OP Units, Long-Term Incentive Plan Units (“LTIP Units”) and our public unsecured debt. In this section, we refer to the Shares, preference units, OP Units, LTIP Units and public unsecured debt together as our “securities” and the investors who own Shares/Units, OP/LTIP Units and public unsecured debt as our “security holders”.
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
Risks Involved in Real Estate Activity Through Joint Ventures
We have in the past and may in the future develop and acquire properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. Joint venture investments involve risks, including the possibility that our partners might refuse to make capital contributions when due; that we may be responsible to our partners for indemnifiable losses; that our partners might at any time have business or economic goals which are inconsistent with ours; and that our partners may be in a position to take action or withhold consent contrary to our instructions or requests. At times we have entered into agreements providing for joint and several liability with our partners. Frequently, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners' interest, at a time when we otherwise would not have initiated such a transaction. In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. Further, the Company's joint venture partners may experience financial distress, including bankruptcy, and to the extent they do not meet their obligations to us or our joint ventures with them, we may be adversely affected.
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
The Value of Investment Securities Could Result In Losses to the Company
From time to time, the Company holds investment securities and/or cash investments that have various levels of repayment and liquidity risk, including government obligations and bond funds, money market funds or bank deposits. On occasion we also may purchase securities of companies in our own industry as a means to invest funds. There may be times when we experience declines in the value of these investment securities, which may result in losses to the Company and our financial condition or results of operations could be adversely affected. Sometimes the cash we deposit at a bank substantially exceeds the FDIC insurance limit or we invest cash in money market or similar type funds with investment management institutions resulting in risk to the Company of loss of funds if these banks or institutions fail.
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

•	general market and economic conditions;

•	actual or anticipated variations in our guidance, quarterly operating results or dividends;

•	changes in our funds from operations, normalized funds from operations or earnings estimates;

•	difficulties or inability to access capital or extend or refinance debt;

•	large portfolio acquisitions or dispositions;

•	decreasing (or uncertainty in) real estate valuations;

•	rising crime rates in markets where our increasingly urban portfolio is concentrated;

•	a change in analyst ratings;

•	adverse market reaction to any additional debt we incur in the future;

•	governmental regulatory action, including changes or proposed changes to the mandates of Fannie Mae or Freddie Mac, and changes in tax laws;

•	the issuance of additional Common Shares, or the perception that such issuances might occur, including under EQR's ATM program; and

•	the resale of substantial amounts of our common shares, or the anticipation of the resale of such shares, by large holders of our securities.
Changes in Laws and Litigation Risk Could Affect Our Business
We are generally not able to pass through to our residents under existing leases any real estate or other federal, state or local taxes. Consequently, any such tax increases may adversely affect our financial condition and limit our ability to make distributions to our security holders.
We may become involved in legal proceedings, including but not limited to, proceedings related to consumer, shareholder, employment, environmental, development, condominium conversion, tort and commercial legal issues that, if decided adversely to or settled by us, could result in liability material to our financial condition or results of operations.

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
Insurance Policy Deductibles, Exclusions and Counterparties
As of December 31, 2012, the Company's property insurance policy provides for a per occurrence deductible of $250,000 and self-insured retention of $5.0 million per occurrence, subject to a maximum annual aggregate self-insured retention of $7.5 million, with approximately 80% of any excess losses being covered by insurance. Any earthquake and named windstorm losses in critical areas are subject to a deductible of 5% of the values of the buildings involved in the losses and are not subject to the aggregate self-insured retention. The Company's general liability and worker's compensation policies at December 31, 2012 provide for a $2.0 million and $1.0 million per occurrence deductible, respectively. These higher deductible and self-insured retention amounts do expose the Company to greater potential uninsured losses, but management has reviewed its claims history over the years and believes the savings in insurance premium expense justify this potential increased exposure over the long-term. However, the potential impact of climate change and increased severe weather could cause a significant increase in insurance premiums and deductibles, particularly for our coastal properties, or a decrease in the availability of coverage, either of which could expose the Company to even greater uninsured losses which may adversely affect our financial condition or results of operations.
As a result of the terrorist attacks of September 11, 2001, property insurance carriers created exclusions for losses from terrorism from our “all risk” property insurance policies. As of December 31, 2012, under a separate terrorism insurance policy, the Company was insured for $500.0 million in terrorism insurance coverage, with a $100,000 deductible. This coverage excludes losses from nuclear, biological and chemical attacks. In the event of a terrorist attack impacting one or more of our properties, we could lose the revenues from the property, our capital investment in the property and possibly face liability claims from residents or others suffering injuries or losses. The Company has become more susceptible to large losses as it has transformed its portfolio, becoming more concentrated in fewer, more valuable assets over a smaller geographical footprint.
As of December 31, 2012, the Company's cyber liability insurance policy provides for a per occurrence deductible of $250,000 and a $5.0 million general limit. Cyber liability insurance generally covers costs associated with the wrongful release, through inadvertent breach or network attack of personally identifiable information such as social security or credit card numbers. This cyber policy would cover the cost of victim notification, credit monitoring and other crisis response expenses.
The Company relies on third party insurance providers for its property, general liability and worker's compensation insurance. While there has yet to be any non-performance by these major insurance providers, should any of them experience liquidity issues or other financial distress, it could negatively impact the Company. In addition, the Company annually assesses its insurance needs based on the cost of coverage and other factors. We may choose to self insure a greater portion of this risk in the future or may choose to have higher deductibles or lesser policy terms.
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
Debt Financing and Preferred Shares/Preference Units Could Adversely Affect Our Performance
General
Please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for the Company's total debt and unsecured debt summaries as of December 31, 2012.
In addition to debt, we have a liquidation value of $50.0 million of outstanding preferred shares of beneficial interest/preference units with a dividend preference of 8.29% per annum as of December 31, 2012. Our use of debt and preferred equity financing creates certain risks, including the following:
Disruptions in the Financial Markets Could Adversely Affect Our Ability to Obtain Debt Financing and Impact our Acquisitions and Dispositions
Dislocations and liquidity disruptions in capital and credit markets could impact liquidity in the debt markets, resulting in financing terms that are less attractive to us and/or the unavailability of certain types of debt financing. Should the capital and credit markets experience volatility and the availability of funds again become limited, or be available only on unattractive terms, we will incur increased costs associated with issuing debt instruments. In addition, it is possible that our ability to access the capital and credit markets may be limited or precluded by these or other factors at a time when we would like, or need, to do so, which would adversely impact our ability to refinance maturing debt and/or react to changing economic and business conditions. Uncertainty in the credit markets could negatively impact our ability to make acquisitions and make it more difficult or not possible for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. Potential continued disruptions in the financial markets could also have other unknown adverse effects on us or the economy generally and may cause the price of our securities to fluctuate significantly and/or to decline.
Potential Reforms to Fannie Mae and Freddie Mac Could Adversely Affect Our Performance
There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac (the "Government Sponsored

Enterprises" or "GSEs"). Through their lender originator networks, the GSEs are significant lenders both to the Company and to buyers of the Company's properties. Should the GSEs have their mandates changed or reduced, materially change their lending terms, lose key personnel, be disbanded or reorganized by the government or otherwise discontinue providing liquidity to our sector, it would significantly reduce our access to secured debt capital and/or increase borrowing costs and would significantly reduce our sales of assets and/or the values realized upon sale. Disruptions in the floating rate tax-exempt bond market (where interest rates reset weekly) and in the credit market's perception of the GSEs, which guarantee and provide liquidity for many of these bonds, have been experienced in the past and may be experienced in the future and could result in an increase in interest rates on these debt obligations. These bonds could also be put to our consolidated subsidiaries if the GSEs fail to satisfy their guaranty obligations. While this obligation is in almost all cases non-recourse to us, this could cause the Company to have to repay these obligations on short notice or risk foreclosure actions on the collateralized assets.
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
A Significant Downgrade in Our Credit Ratings Could Adversely Affect Our Performance
A significant downgrade in our credit ratings, while not affecting our ability to draw proceeds under the revolving credit facility and delayed draw term loan facility, would cause our borrowing costs to increase under the facilities and impact our ability to borrow secured and unsecured debt, or otherwise limit our access to capital. In addition, a downgrade below investment grade would require us to post cash collateral and/or letters of credit in favor of some of our secured lenders to cover our self-insured property and liability insurance deductibles or to obtain lower deductible insurance compliant with the lenders' requirements at the lower ratings level.
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
Please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for the Company's debt maturity schedule as of December 31, 2012.
Financial Covenants Could Adversely Affect the Company's Financial Condition
The mortgages on our properties may contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. In addition, our unsecured credit facilities contain certain restrictions, requirements and other limitations on our ability to incur debt. The indentures under which a substantial portion of our unsecured debt was issued also contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios, as well as limitations on our ability to incur secured and unsecured debt (including acquisition financing), and to sell all or substantially all of our assets. Our credit facilities and indentures are cross-defaulted and also contain cross default provisions with other material debt. While the Company believes it was in compliance with its unsecured public debt covenants for both the years ended December 31, 2012 and 2011, should it fall out of compliance, it would likely have a negative impact on our financial condition and results of operations.
Some of the properties were financed with tax-exempt bonds or otherwise contain certain restrictive covenants or deed restrictions, including affordability requirements. The Company, and from time to time its consultants, monitor compliance with the restrictive covenants and deed restrictions that affect these properties. If these compliance requirements restrict our ability to increase our rental rates to low or moderate-income residents, or eligible/qualified residents, then our income from these properties may be limited. While we generally believe that the interest rate benefit attendant to properties with tax-exempt bonds more than outweighs any loss of income due to restrictive covenants or deed restrictions, this may not always be the case. Some of these requirements are complex and our failure to comply with them may subject us to material fines or liabilities.
Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing
Our degree of leverage could have important consequences to security holders. For example, the degree of leverage could affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, making us more vulnerable to a downturn in business or the economy in general. Our consolidated debt-to-total market capitalization ratio was 30.7% as of December 31, 2012. In addition, our most restrictive unsecured public debt covenants are as follows:

	December 31, 2012	December 31, 2011
Total Debt to Adjusted Total Assets (not to exceed 60%)	38.6%	46.0%
Secured Debt to Adjusted Total Assets (not to exceed 40%)	17.6%	19.4%
Consolidated Income Available for Debt Service to
Maximum Annual Service Charges
(must be at least 1.5 to 1)	3.00	2.59
Total Unsecured Assets to Unsecured Debt
(must be at least 150%)	346.3%	259.9%
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
Derivatives and Hedging Activity Could Adversely Affect Cash Flow
In the normal course of business, we use derivatives to manage our exposure to interest rate volatility on debt instruments, including hedging for future debt issuances. At other times we may utilize derivatives to increase our exposure to floating interest rates. We may also use derivatives to manage our exposure to foreign exchange rates or manage commodity prices in the daily operations of our business. There can be no assurance that these hedging arrangements will have the desired beneficial impact. These arrangements, which can include a number of counterparties, may expose us to additional risks, including failure of any of our counterparties to perform under these contracts, and may involve extensive costs, such as transaction fees or breakage costs, if we terminate them. No strategy can completely insulate us from the risks associated with interest rate, foreign exchange or commodity pricing fluctuations.
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

The Archstone transaction is the largest such transaction in the Company's history and exposes us to significant additional risk.

We plan to fund a portion of the cash purchase price of the Archstone transaction as well as repay indebtedness incurred or assumed in connection with the Archstone transaction with capital raised through significant dispositions of assets. If we are unable to consummate such dispositions in a timely manner, on attractive terms, or at all, we will likely have to incur greater indebtedness and/or issue additional equity securities.

We currently expect to finance a portion of the cash purchase price of the Archstone transaction and to ultimately refinance indebtedness assumed or incurred in connection with the Archstone transaction with proceeds generated from the disposition of certain Archstone assets and of our assets that we believe are not consistent with our ongoing business strategy or that may be in markets in which we intend to reduce our current presence. The amount of such proposed dispositions is significant. We can provide no assurance that we will in fact be able to consummate such dispositions at all, at a time necessary to apply the proceeds to the Archstone transaction or the refinancing of debt, or at prices that we would otherwise expect to achieve. Factors that could limit our ability to successfully dispose of assets include:

•
the possible lack of financing available to potential buyers, in particular if prevailing interest rates rise or if the GSEs increase their interest rates on their lending, make their underwriting criteria more restrictive, or if the lending activities of the GSEs are curtailed or ultimately terminated;

•	our operational ability to successfully execute a disposition plan that is more significant than any disposition plan that we have previously executed;

•	other sellers marketing competing properties; and

•	the fact that potential purchasers will perceive that we are more likely to sell on less favorable terms to us due to the Archstone transaction and our related financing needs.

Failure to timely achieve a material portion of our anticipated dispositions would likely require us to incur greater indebtedness to fund the Archstone transaction or seek other methods to refinance the debt incurred or assumed in connection with the Archstone transaction, which involves the risk described herein, or issue more equity securities, which is subject to execution and pricing risk. The failure to successfully execute a material portion of our disposition plan could have a material adverse effect on our financial condition, liquidity, results of operations and distributions to our shareholders.

In addition, we plan to defer the taxable gain on certain of our dispositions as exchanges made in connection with the Archstone transaction pursuant to Section 1031 of the Internal Revenue Code. The requirements for qualification under Section 1031 are technical and complex. To the extent we are unable to defer such gains to the extent anticipated, the benefits of such dispositions will be reduced, and we could recognize significant taxable gains as a result of such dispositions, which would require us to make distributions in excess of our expectations, which would have a material adverse effect on our financial condition.

There can be no assurance that the Archstone transaction will be consummated in accordance with the anticipated timing or at all.

Although we expect to close the Archstone transaction in the first quarter of 2013, there can be no assurance that the Archstone transaction will be completed in accordance with the anticipated timing or at all. The purchase agreement contains closing conditions, which may not be satisfied or waived, in which case the Company and AVB and/or Lehman will not be obligated to complete the Archstone transaction. In addition, under circumstances specified in the purchase agreement, the Company and AVB or Lehman may terminate the purchase agreement.

We expect to incur significant additional indebtedness, including significant floating rate debt and significant amounts of indebtedness with maturity dates in 2014, in order to consummate the Archstone transaction, which may have a material adverse effect on our financial condition, results of operations and distributions to our shareholders.

We may raise additional funds to finance our portion of the Archstone transaction cash purchase price through one or more methods, including, without limitation, from borrowings under our revolving credit facility and delayed draw term loan facility, proceeds from asset dispositions, bank term debt or unsecured debt or equity offerings. Depending on market conditions, we may increase or decrease the anticipated sources of debt financing. Our obligations under the purchase agreement are not conditioned upon the consummation of any financing transactions.

In connection with the Archstone transaction, we will also assume significant indebtedness, including a significant amount of secured mortgage indebtedness. Taking into account our existing indebtedness, the assumption of indebtedness in the Archstone transaction, and possible financing plans to fund our portion of the Archstone transaction cash purchase price, our consolidated indebtedness will materially increase after giving effect to the Archstone transaction. We may not be able to repay or otherwise refinance such indebtedness when it becomes due and payable, which would have a material adverse effect on our results of operations, liquidity and financial condition. If we default under a mortgage loan, we may lose the properties securing these loans.

Further, because a significant amount of the assets we expect to acquire from Archstone are secured by mortgage indebtedness, and because we intend to dispose of significant amounts of our properties that are currently unencumbered, our unencumbered asset pool will be reduced significantly. This may increase our costs of raising additional unsecured indebtedness and could significantly limit our financial flexibility.

In addition, a significant amount of the indebtedness we expect to incur and assume in connection with the Archstone transaction will have floating interest rates rather than fixed interest rates or matures in 2014. To the extent that interest rates increase and we are unable to successfully hedge against rising interest rates, our interest expense could increase substantially.

Our indebtedness could have additional significant adverse consequences on our business, such as:

•	having our long-term debt downgraded or put on a watch list by one or more rating agencies;

•
requiring us to use a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the available cash flow to fund working capital, capital expenditures, development projects and other general corporate purposes and reduce cash for distributions;

•	limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;

•	increasing our exposure to floating interest rates;

•	limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;

•	restricting us from making strategic acquisitions, developing properties or exploiting business opportunities;

•
restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our and our subsidiaries' existing and future indebtedness, including, in the case of certain indebtedness of subsidiaries, certain covenants that restrict the ability of subsidiaries to pay dividends or make other distributions to us;

•
exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries' debt instruments that could have a material adverse effect on our business, financial condition and operating results;

•	increasing our vulnerability to a downturn in general economic conditions;

•	limiting our ability to react to changing market conditions in our industry and in our tenants' and borrowers' industries; and

•	substantial prepayment penalties as we refinance this debt.

The impact of any of the potential adverse consequences could have a material adverse effect on our results of operations, financial condition, liquidity and distributions to our shareholders.

The Archstone transaction is expected to be dilutive initially to our earnings and earnings per share.

As a result of the issuance of our common shares to Lehman as part of the consideration paid in the Archstone transaction and the sale of our Common Shares in 2012 to finance the Archstone transaction, as well as a result of the expected dispositions necessary to enable us to finance the Archstone transaction, the Archstone transaction is expected to be dilutive to our operating results, both on an absolute basis and on a per share basis. However, the amount of any dilution will depend on a number of factors, including the pace of our planned asset sales, as discussed above and the ultimate mix of sources used to finance the Archstone transaction. For example, if our disposition plan occurs at a faster pace than anticipated, as we currently expect, such dispositions will result in more dilution to our revenues, net income, NOI, funds from operations and normalized funds from operations.

We will incur substantial expenses and payments even if the Archstone transaction is not completed.

We have incurred substantial legal, accounting, financial advisory and other costs and our management has devoted considerable time and effort in connection with the Archstone transaction. If the Archstone transaction is not completed, we will bear certain fees and expenses associated with the Archstone transaction without realizing the benefits of the Archstone transaction. The fees and expenses may be significant and could have an adverse impact on our results of operations.

The purchase agreement provides for a break-up fee payable by the Company and AVB of $800.0 million if the purchase agreement is terminated under certain circumstances, including as a result of a breach by the Company and AVB of any covenant or agreement under the purchase agreement. Any payment of the break-up fees would have a material adverse impact on our results of operations and our liquidity.

Our obligations under the purchase agreement entered into in the Archstone transaction are joint and several with AVB. The failure of AVB to perform its obligations could cause the purchase agreement to be terminated and could have a material adverse effect on our results of operations and financial condition.

Although we have agreed to purchase approximately 60% of the Archstone assets in the Archstone transaction and AVB has agreed to acquire approximately 40% of the Archstone assets, our obligations under the purchase agreement are joint and several with AVB. If AVB determines not to consummate the Archstone transaction, we do not have the right to consummate the transaction alone. In addition, although we expect to be liable only for our pro rata share of any break-up fee or other obligations arising under the purchase agreement (approximately 60%) pursuant to arrangements with AVB, in the event AVB fails to pay its pro rata share of any such obligations, we will be responsible for paying 100% of such obligations. As a result, the failure of AVB to perform its obligations under the purchase agreement would have a material adverse effect on our results of operations, financial condition, liquidity and distributions to our shareholders.

Several of the assets we expect to acquire in the Archstone transaction are subject to tax protection agreements, which could limit our flexibility with respect to our ownership of such assets.

Several of the assets we expect to acquire in the Archstone transaction were contributed to Archstone subject to various agreements limiting the ability of the owner of the property to take actions that would trigger income tax liability for the contributing owner of the property, including a taxable disposition of the property. In addition, we will also be required to maintain a certain amount of qualified nonrecourse financing on the tax protected properties during their respective restricted periods. Our obligations relating to the tax protected properties may affect the way in which we conduct our business, including whether, when and under what circumstances we sell properties or interests therein and the timing and nature of our financings and refinancing transactions. As a result, we may not be able to dispose of or refinance the tax protected properties when to do so may have otherwise been favorable to us and our shareholders, which could have a material adverse effect on our results of operations and financial condition.

Our business and the market price of our Common Shares may be adversely affected if the Archstone transaction is not completed.

The Archstone transaction is subject to customary and other closing conditions. If the Archstone transaction is not completed, we could be subject to a number of risks that may adversely affect our business and the market price of our Common Shares, including:

•
our management's attention may be diverted from our day-to-day business and our employees and our relationships with customers may be disrupted as a result of efforts relating to attempting to consummate the Archstone transaction;

•	the market price of our Common Shares may decline to the extent that the current market price reflects a market assumption that the Archstone transaction will be completed;

•	we must pay certain costs related to the Archstone transaction, such as legal and accounting fees and expenses, regardless of whether the Archstone transaction is consummated; and

•	we would not realize the benefits we expect to realize from consummating the Archstone transaction.

The intended benefits of the Archstone transaction may not be realized, which could have a negative impact on our results of operations, financial conditions, the market price of our Common Shares and our distributions to our shareholders.

We may be subject to additional risks and may not be able to achieve the anticipated benefits of the Archstone transaction if the transaction is consummated. Upon completion of the Archstone transaction, we will need to integrate the properties and other assets we acquire from Archstone (the "Archstone Portfolio") with our existing operations. The Archstone transaction represents the largest acquisition by dollar amount of a property portfolio ever attempted by us. We may not be able to accomplish the integration of the Archstone Portfolio smoothly, successfully or within the anticipated costs. The diversion of our management's attention from our current operations to integration efforts and any difficulties encountered could prevent us from realizing the full benefits anticipated to result from the Archstone transaction and could adversely affect our business and the price of our Common Shares. Additional risks include, among others:

•
inability to successfully integrate the operations or information technology of the acquired company, maintain consistent standards, controls, policies and procedures, or realize the anticipated benefits of the acquisitions within the anticipated timeframe or at all;

•	inability to effectively monitor and manage our expanded portfolio of properties, retain key employees or attract highly qualified new employees;

•	increased costs or increases in taxable income due to restructuring or other steps required in connection with the integration of the Archstone Portfolio;

•	projections of estimated future revenues, cost savings or operating metrics that we develop during the due diligence and integration planning process might be inaccurate;

•	the value of acquired assets or the market price of our Common Shares may decline;

•	the impact of the Archstone Portfolio on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002;

•	unanticipated issues, expenses and liabilities, including but not limited to, an investment in a portfolio of assets in Germany;

•	diversion of our management's attention away from other business concerns;

•	exposure to any undisclosed or unknown potential liabilities or litigation relating to the Archstone Portfolio; and

•	potential underinsured losses on the Archstone Portfolio.

We cannot assure you that we would be able to integrate the Archstone Portfolio without encountering difficulties or that any such difficulties will not have a material adverse effect on us. Failure to realize the intended benefits of the Archstone transaction could have a material adverse effect on our results of operations, financial condition, the market price of our Common Shares and our distributions to our shareholders.

We will increase our concentration of properties in certain core markets as a result of the Archstone transaction, which could have an adverse effect on our operations if a particular market is adversely affected by economic or other conditions.

As a result of the Archstone transaction, we will increase our concentration of properties in certain core markets as a result of our strategy to reposition our portfolio from low barrier to entry/non-core markets to high barrier to entry/core markets. If any one or more of such core markets, such as Washington D.C., Southern California, New York or San Francisco, is adversely affected by local or regional economic conditions (such as business layoffs, industry slowdowns, changing demographics and other factors) or local real estate conditions (such as oversupply of or reduced demand for multifamily properties), such conditions may have an increased adverse impact on our results of operations than if our portfolio was more geographically diverse.

Our investments in joint ventures could be adversely affected by our lack of sole decision-making authority regarding major decisions, our reliance on our joint venture partners' financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.

A portion of the assets we are acquiring in the Archstone transaction are being acquired through joint ventures with AVB that neither we nor AVB will control solely. Joint ventures, including our proposed joint ventures with AVB, involve risks not present with respect to our wholly owned properties, including the following:

•
We may be unable to take actions that are opposed by our joint venture partners under arrangements that require us to share decision-making authority over major decisions affecting the ownership or operation of the joint venture and any property owned by the joint venture, such as the sale or financing of the property or the making of additional capital contributions for the benefit of the property;

•	Our joint venture partners may take actions that we oppose;

•	Our ability to sell or transfer our interest in a joint venture to a third party may be restricted without prior consent of our joint venture partners;

•
Our joint venture partners might become bankrupt or fail to fund their share of required capital contributions, which may delay construction or development of a property or increase our financial commitment to the joint venture;

•
Our joint venture partners may have business interests or goals with respect to a property that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of the property;

•
We may disagree with our joint venture partners about decisions affecting a property or the joint venture, which could result in litigation or arbitration that increases our expenses, distracts our officers and directors and disrupts the day-to-day operations of the property, including by delaying important decisions until the dispute is resolved; and

•	We may suffer losses as a result of actions taken by our joint venture partners with respect to our joint venture investments.

Any of these risks could materially and adversely affect our ability to generate and recognize attractive returns on our joint venture investments, which could have a material adverse effect on our results of operations, financial condition and distributions to our shareholders.

Shares eligible for future resale by Lehman may depress our share price.

We have agreed to issue 34,468,085 of our Common Shares to Lehman in connection with the Archstone transaction. We have agreed to enter into a registration rights agreement at the closing of the Archstone transaction to cover resales of such shares. The resale of substantial amounts of our Common Shares by Lehman in the public markets, or even the anticipation of the resale of such shares, could have a material adverse effect on the market price of our Common Shares. Such an adverse effect on the market price of our Common Shares would make it more difficult for us to sell our shares in the future at prices which we deem appropriate or to use our shares as currency for future acquisitions.

The inability of Lehman to fulfill its indemnification obligations to us under the purchase agreement could increase our liabilities and adversely affect our results of operations and financial condition.

In addition to certain indemnification obligations of each party to the purchase agreement relating to breaches of fundamental representations and warranties and breaches of covenants and certain other specified matters, we have negotiated as a term in the purchase agreement that Lehman retain responsibility for and indemnify us against damages resulting from certain third-party claims or other liabilities. These third-party claims and other liabilities include, without limitation, costs associated with various litigation matters. Lehman filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in September 2008 and is currently in the process of post-petition liquidation. If Lehman completes its liquidation prior to the termination of their indemnity obligations to us under the purchase agreement, or otherwise distributes substantially all of its assets to its creditors prior to such time, Lehman may not be able to satisfy its obligations with respect to claims and retained liabilities covered by the purchase agreement. The failure of Lehman to satisfy such obligations could have a material adverse effect on our results of operations and financial condition because claimants may successfully assert that we are liable for those claims and/or retained liabilities. In addition, we expect that certain obligations of Lehman to indemnify us will terminate upon expiration of the applicable indemnification period (generally no more than three years following the closing). The assertion of third-party claims after the expiration of the applicable indemnification period, or the failure of Lehman to satisfy its indemnification obligations, could have a material adverse effect on our results of operations and financial condition.
Our Success as a REIT Is Dependent on Compliance with Federal Income Tax Requirements
Our Failure to Qualify as a REIT Would Have Serious Adverse Consequences to Our Security Holders
We believe that we have qualified for taxation as a REIT for federal income tax purposes since our taxable year ended December 31, 1992 based, in part, upon opinions of tax counsel received whenever we have issued equity securities or engaged in significant merger transactions. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We cannot, therefore, guarantee that we have qualified or will qualify in the future as a REIT. The determination that we are a REIT requires an analysis of various factual matters that may not be totally within our control. For example, to qualify as a REIT, our gross income must generally come from rental and other real estate or passive related sources that are itemized in the REIT tax laws. We are also required to distribute to security holders at least 90% of our REIT taxable income excluding net capital gains. The fact that we hold our assets through the Operating Partnership further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status; however, the REIT qualification rules permit REITs in certain circumstances to pay a monetary penalty for inadvertent mistakes rather than lose REIT status. There is also risk that Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize our REIT status.

If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified from taxation as a REIT for four years following the year in which we failed to qualify as a REIT. If we fail to qualify as a REIT, we would have to pay significant income taxes. We therefore would have less money available for investments or for distributions to security holders. This would likely have a significant adverse effect on the value of our securities. In addition, we would no longer be required to make any distributions to security holders. Even if we qualify as a REIT, we are and will continue to be subject to certain federal, state and local taxes on our income and property. In addition, various business activities which generate income that is not qualifying income for a REIT are conducted through taxable REIT subsidiaries and will be subject to federal and state income tax at regular corporate rates to the extent they generate taxable income.
We Could Be Disqualified as a REIT or Have to Pay Taxes if Our Merger Partners Did Not Qualify as REITs
If any of our prior merger partners had failed to qualify as a REIT throughout the duration of their existence, then they might have had undistributed “Subchapter C corporation earnings and profits” at the time of their merger with us. If that was the case and we did not distribute those earnings and profits prior to the end of the year in which the merger took place, we might not qualify as a REIT. We believe, based in part upon opinions of legal counsel received pursuant to the terms of our merger agreements as well as our own investigations, among other things, that each of our prior merger partners qualified as a REIT and that, in any event, none of them had any undistributed “Subchapter C corporation earnings and profits” at the time of their merger with us. If any of our prior merger partners failed to qualify as a REIT, an additional concern would be that they could have been required to recognize taxable gain at the time they merged with us. We would be liable for the tax on such gain. We also could have to pay corporate income tax on any gain existing at the time of the applicable merger on assets acquired in the merger if the assets are sold within ten years of the merger.
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
Tax Elections Regarding Distributions May Impact Future Liquidity of the Company
During 2008 and 2009, we did make, and under certain circumstances may consider making again in the future, a tax election to treat future distributions to shareholders as distributions in the current year. This election, which is provided for in the Code, may allow us to avoid increasing our dividends or paying additional income taxes in the current year. However, this could result in a constraint on our ability to decrease our dividends in future years without creating risk of either violating the REIT distribution requirements or generating additional income tax liability.
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

Gross Income Tests. To qualify as a REIT, we must satisfy two gross income tests:

(1)
At least 75% of our gross income for each taxable year must generally be derived directly or indirectly from rents from real property, interest on obligations secured by mortgages on real property or on interests in real property, gain from the sale or other disposition of non-dealer real property and shares of REIT stock, dividends paid by another REIT and from some types of temporary investments (excluding certain hedging income).

(2)
At least 95% of our gross income for each taxable year must generally be derived from sources qualifying under the 75% test described in (1) above, non-REIT dividends, non-real estate mortgage interest and gain from the sale or disposition of non-REIT stock or securities (excluding certain hedging income).

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
Asset Tests. In general, on the last day of each quarter of our taxable year, we must satisfy four tests relating to the nature of our assets:

(1)	At least 75% of the value of our total assets must consist of real estate assets (which include for this purpose shares in other real estate investment trusts) and certain cash related items;

(2)	Not more than 25% of the value of our total assets may consist of securities other than those in the 75% asset class;

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

(4)	Not more than 25% of the value of our total assets may consist of securities of one or more taxable REIT subsidiaries.
The 10% value test described in clause (3)(b) above does not apply to certain securities that fall within a safe harbor under the Code. Under the safe harbor, the following are not considered “securities” held by us for purposes of this 10% value test: (i) straight debt securities, (ii) any loan of an individual or an estate, (iii) certain rental agreements for the use of tangible property, (iv) any obligation to pay rents from real property, (v) any security issued by a state or any political subdivision thereof, foreign government or Puerto Rico only if the determination of any payment under such security is not based on the profits of another entity or payments on any obligation issued by such other entity, or (vi) any security issued by a REIT. The timing and payment of interest or principal on a security qualifying as straight debt may be subject to a contingency provided that (A) such contingency does not change the effective yield to maturity, not considering a de minimis change which does not exceed the greater of ¼ of 1% or 5% of the annual yield to maturity or we own $1,000,000 or less of the aggregate issue price or value of the particular issuer's debt and not more than 12 months of unaccrued interest can be required to be prepaid or (B) the contingency is consistent with commercial practice and the contingency is effective upon a default or the exercise of a prepayment right by the issuer of the debt. If we hold indebtedness from any issuer, including a REIT, the indebtedness will be subject to, and may cause a violation of, the asset tests, unless it is a qualifying real estate asset or otherwise satisfies the above safe harbor. We currently own equity interests in certain entities that have elected to be taxed as REITs for federal income tax purposes and are not publicly traded. If any such entity were to fail to qualify as a REIT, we would not meet the 10% voting stock limitation and the 10% value limitation and we would, unless certain relief provisions applied, fail to qualify as a REIT. We believe that we and each of the REITs we own an interest in have and will comply with the foregoing asset tests for REIT qualification. However, we cannot provide any assurance that the Internal Revenue Service will agree with our determinations.
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

Generally, our designated capital gain dividends will be broken out into net capital gains distributions (which are taxable to taxable domestic shareholders that are individuals, estates or trusts at a maximum rate of 20% as of January 1, 2013 for individual taxpayers in the highest tax bracket) and unrecaptured Section 1250 gain distributions (which are taxable to taxable domestic shareholders that are individuals, estates or trusts at a maximum rate of 25%).

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

Withholding on Foreign Financial Institutions and Non-U.S. Shareholders

The Foreign Account Tax Compliance Act of 2009 may impose withholding taxes on certain types of payments made to “foreign financial institutions” and certain other non-U.S. shareholders. Under this legislation, the failure to comply with additional certification, information reporting and other specified requirements could result in withholding tax being imposed on payments of dividends and sales proceeds to U.S. shareholders that own their shares through foreign accounts or foreign intermediaries and certain non-U.S. shareholders. The legislation imposes a 30% withholding tax on dividends on, and gross proceeds from the sale or other disposition of, our shares paid to a foreign financial institution or to a foreign non-financial entity, unless (i) the foreign financial institution undertakes certain diligence and reporting obligations or (ii) the foreign non-financial entity either certifies it does not have any substantial U.S. owners or furnishes identifying information regarding each substantial U.S. owner. In addition, if the payee is a foreign financial institution, it generally must enter into an agreement with the U.S. Treasury that requires, among other things, that it undertake to identify accounts held by certain U.S. persons or U.S.-owned foreign entities, annually report certain information about such accounts and withhold 30% on payments to certain other account holders. Proposed Regulations have delayed implementation of these rules with respect to payments such as distributions made with respect to our capital stock until January 1, 2014, and with respect to payments such as gross proceeds from sales or exchanges of our capital stock until January 1, 2015.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
As of December 31, 2012, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 403 properties located in 13 states and the District of Columbia consisting of 115,370 apartment units. The Company’s properties are summarized by building type in the following table:

Type	Properties	Apartment Units	Average Apartment Units
Garden	279	80,288	288
Mid/High-Rise	122	30,043	246
Military Housing	2	5,039	2,520
Total	403	115,370
The Company’s properties are summarized by ownership type in the following table:

	Properties	Apartment Units
Wholly Owned Properties	382	106,856
Partially Owned Properties – Consolidated	19	3,475
Military Housing	2	5,039
	403	115,370
The following table sets forth certain information by market relating to the Company’s properties at December 31, 2012:

PORTFOLIO SUMMARY

	Markets	Properties	Apartment Units	% of Total Apartment Units	% of Stabilized NOI (1)	Average Rental Rate (2)
1	New York Metro Area	30	8,047	7.0%	13.9%	$3,433
2	DC Northern Virginia	27	9,569	8.3%	11.5%	2,136
3	Los Angeles	48	9,815	8.5%	9.9%	1,879
4	South Florida	36	12,253	10.6%	9.0%	1,463
5	San Francisco Bay Area	40	9,094	7.9%	8.6%	1,902
6	Boston	26	5,832	5.0%	8.2%	2,560
7	Seattle/Tacoma	40	9,029	7.8%	7.0%	1,520
8	Denver	24	8,144	7.1%	5.5%	1,226
9	San Diego	14	4,963	4.3%	5.0%	1,851
10	Suburban Maryland	16	4,856	4.2%	4.4%	1,711
11	Orlando	21	6,413	5.6%	3.5%	1,086
12	Phoenix	25	7,400	6.4%	3.4%	946
13	Orange County, CA	11	3,490	3.0%	3.3%	1,660
14	Inland Empire, CA	10	3,081	2.7%	2.4%	1,491
15	Atlanta	12	3,616	3.1%	2.0%	1,157
16	All Other Markets (3)	21	4,729	4.1%	2.4%	1,098
	Total	401	110,331	95.6%	100.0%	1,737
	Military Housing	2	5,039	4.4%	—	—
	Grand Total	403	115,370	100.0%	100.0%	$1,737

(1)
% of Stabilized NOI includes budgeted 2013 NOI for properties that are stabilized and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up.

(2)	Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the month of December 2012.

(3)	All Other Markets – Each individual market is less than 1.5% of stabilized NOI.
Note: Projects under development are not included in the Portfolio Summary until construction has been completed.
The Company’s properties had an average occupancy of approximately 94.3% (95.0% on a same store basis) at

December 31, 2012. Certain of the Company’s properties are encumbered by mortgages and additional detail can be found on Schedule III – Real Estate and Accumulated Depreciation. Resident leases are generally for twelve months in length and can require security deposits. The garden-style properties are generally defined as properties with two and/or three story buildings while the mid-rise/high-rise are defined as properties with greater than three story buildings. These two property types typically provide residents with amenities, which may include a clubhouse, swimming pool, laundry facilities and cable television access. Certain of these properties offer additional amenities such as saunas, whirlpools, spas, sports courts and exercise rooms or other amenities. In addition, many of our urban properties have parking garage and/or retail components. The military housing properties are defined as those properties located on military bases.
The distribution of the properties throughout the United States reflects the Company’s belief that geographic diversification helps insulate the portfolio from regional influences. At the same time, the Company has sought to create clusters of properties within each of its primary markets in order to achieve economies of scale in management and operation. The Company may nevertheless acquire additional multifamily properties located anywhere in the United States and internationally.
The properties currently in various stages of development and lease-up at December 31, 2012 are included in the following table:

Development and Lease-Up Projects as of December 31, 2012
(Amounts in thousands except for project and apartment unit amounts)

Projects	Location	No. of Apartment Units	Total Capital Cost (1)	Total Book Value to Date	Total Book Value Not Placed in Service	Total Debt	Percentage Completed	Percentage Leased	Percentage Occupied	Estimated Completion Date	Estimated Stabilization Date

Consolidated

Projects Under Development - Wholly Owned:
Jia (formerly Chinatown Gateway)	Los Angeles, CA	280	$92,920	$52,995	$52,995	$—	47%	—	—	Q3 2013	Q2 2015
Westgate II	Pasadena, CA	252	125,293	61,947	61,947	—	25%	—	—	Q1 2014	Q1 2015
1111 Belle Pre (formerly The Madison)	Alexandria, VA	360	115,072	56,815	56,815	—	42%	—	—	Q1 2014	Q2 2015
Market Street Landing	Seattle, WA	287	90,024	38,320	38,320	—	35%	—	—	Q1 2014	Q3 2015
Westgate III	Pasadena, CA	88	54,037	20,853	20,853	—	2%	—	—	Q2 2014	Q1 2015
Projects Under Development - Wholly Owned		1,267	477,346	230,930	230,930	—

Projects Under Development - Partially Owned:
400 Park Avenue South (2)	New York, NY	269	251,961	92,374	92,374	—	12%	—	—	Q2 2015	Q1 2016
Projects Under Development - Partially Owned		269	251,961	92,374	92,374	—

Projects Under Development		1,536	729,307	323,304	323,304	—

Completed Not Stabilized - Wholly Owned (3):
The Savoy at Dayton Station III (formerly Savoy III)	Aurora, CO	168	22,356	21,460	—	—		93%	91%	Completed	Q1 2013
2201 Pershing Drive	Arlington, VA	188	63,242	56,087	—	—		72%	67%	Completed	Q3 2013
Projects Completed Not Stabilized - Wholly Owned		356	85,598	77,547	—	—

Projects Completed Not Stabilized		356	85,598	77,547	—	—

Completed and Stabilized During the Quarter - Wholly Owned:
Ten23 (formerly 500 West 23rd Street) (4)	New York, NY	111	55,113	55,095	—	—		97%	97%	Completed	Stabilized
Projects Completed and Stabilized During the Quarter - Wholly Owned		111	55,113	55,095	—	—

Projects Completed and Stabilized During the Quarter		111	55,113	55,095	—	—

Total Consolidated Projects		2,003	$870,018	$455,946	$323,304	$—

Land Held for Development		N/A	N/A	$353,823	$353,823	$—

Unconsolidated

Projects Under Development - Unconsolidated:
Nexus Sawgrass (formerly Sunrise Village) (5)	Sunrise, FL	501	$78,212	$61,901	$61,901	$29,769	80%	9%	2%	Q3 2013	Q3 2014
Domain (5)	San Jose, CA	444	154,570	109,141	109,141	46,865	67%	—	—	Q4 2013	Q4 2015
Projects Under Development - Unconsolidated		945	232,782	171,042	171,042	76,634

Projects Under Development		945	232,782	171,042	171,042	76,634

Total Unconsolidated Projects		945	$232,782	$171,042	$171,042	$76,634

(1)
Total capital cost represents estimated cost for projects under development and/or developed and all capitalized costs incurred to date plus any estimates of costs remaining to be funded for all projects, all in accordance with GAAP.

(2)
The Company is jointly developing with Toll Brothers (NYSE: TOL) a vacant land parcel at 400 Park Avenue South in New York City with the Company's rental portion on floors 2-22 and Toll's for sale portion on floors 23-40. The total capital cost and total book value to date represent only the Company's portion of the project. Toll Brothers has funded $64.4 million for their allocated share of the project.

(3)	Properties included here are substantially complete. However, they may still require additional exterior and interior work for all apartment units to be available for leasing.

(4)	Ten23 - The land under this development is subject to a long term ground lease.

(5)
These development projects are owned 20% by the Company and 80% by an institutional partner in two separate unconsolidated joint ventures. Total project costs are approximately $232.8 million and construction will be predominantly funded with two separate long-term, non-recourse secured loans from the partner. The Company is responsible for constructing the projects and has given certain construction cost overrun guarantees but currently has no further funding obligations. Nexus Sawgrass has a maximum debt commitment of $48.7 million and a current unconsolidated outstanding balance of $29.8 million; the loan bears interest at 5.60% and matures January 1, 2021. Domain has a maximum debt commitment of $98.6 million and a current unconsolidated outstanding balance of $46.9 million; the loan bears interest at 5.75% and matures January 1, 2022.

Item 3. Legal Proceedings
The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at December 31, 2012. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.
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

	Sales Price
	High	Low	Closing	Distributions
2012
Fourth Quarter Ended December 31, 2012	$59.61	$53.25	$56.67	$0.7675
Third Quarter Ended September 30, 2012	$65.72	$56.76	$57.53	$0.3375
Second Quarter Ended June 30, 2012	$63.84	$58.67	$62.36	$0.3375
First Quarter Ended March 31, 2012	$62.79	$53.56	$62.62	$0.3375

2011
Fourth Quarter Ended December 31, 2011	$60.32	$48.46	$57.03	$0.5675
Third Quarter Ended September 30, 2011	$63.86	$50.38	$51.87	$0.3375
Second Quarter Ended June 30, 2011	$61.86	$55.31	$60.00	$0.3375
First Quarter Ended March 31, 2011	$56.43	$49.60	$56.41	$0.3375

The number of record holders of Common Shares at February 15, 2013 was approximately 3,000. The number of outstanding Common Shares as of February 15, 2013 was 325,462,816.
OP Unit Dividends (ERP Operating Limited Partnership)
There is no established public market for the OP Units.
The following table sets forth, for the years indicated, the distributions on the Operating Partnership's OP Units.

	Distributions
	2012	2011
Fourth Quarter Ended December 31,	$0.7675	$0.5675
Third Quarter Ended September 30,	$0.3375	$0.3375
Second Quarter Ended June 30,	$0.3375	$0.3375
First Quarter Ended March 31,	$0.3375	$0.3375
The number of record holders of OP Units in the Operating Partnership at February 15, 2013 was 501. The number of outstanding OP Units as of February 15, 2013 was 339,571,824.
Unregistered Common Shares Issued in the Quarter Ended December 31, 2012 (Equity Residential)
During the quarter ended December 31, 2012, EQR issued 431,032 Common Shares in exchange for 431,032 OP Units held by various limited partners of the Operating Partnership. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Equity Compensation Plan Information
The following table provides information as of December 31, 2012 with respect to the Company's Common Shares that may be issued under its existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Plan Category
	(a) (1)	(b) (1)	(c) (2)
Equity compensation plans approved by shareholders	8,115,255	$41.31	14,278,690
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

(1)
The amounts shown in columns (a) and (b) of the above table do not include 524,953 outstanding Common Shares (all of which are restricted and subject to vesting requirements) that were granted under the Company's Amended and Restated 1993 Share Option and Share Award Plan, as amended (the "1993 Plan"), the Company's 2002 Share Incentive Plan, as restated (the “2002 Plan”) and the Company's 2011 Share Incentive Plan, as amended (the "2011 Plan") and outstanding Common Shares that have been purchased by employees and trustees under the Company's ESPP.

(2)
Includes 11,097,881 Common Shares that may be issued under the 2011 Plan, of which only 33% may be in the form of restricted shares, and 3,180,809 Common Shares that may be sold to employees and trustees under the ESPP.

On June 16, 2011, the shareholders of EQR approved the Company's 2011 Plan and the Company filed a Form S-8 registration statement to register 12,980,741 Common Shares under this plan. As of December 31, 2012, 11,097,881 shares were available for future issuance. In conjunction with the approval of the 2011 Plan, no further awards may be granted under the 2002 Plan. The 2011 Plan expires on June 16, 2021.

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

Equity Residential
CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
(Financial information in thousands except for per share and property data)

	Year Ended December 31,
	2012	2011	2010	2009	2008
OPERATING DATA:
Total revenues from continuing operations	$2,123,715	$1,883,491	$1,674,709	$1,548,264	$1,543,817
Interest and other income	$150,547	$7,965	$5,118	$16,520	$33,192
Income (loss) from continuing operations	$311,555	$57,794	$(103,108)	$(80,394)	$(132,946)
Discontinued operations, net	$569,649	$877,403	$399,091	$462,423	$569,359
Net income	$881,204	$935,197	$295,983	$382,029	$436,413
Net income available to Common Shares	$826,212	$879,720	$269,242	$347,794	$393,115
Earnings per share – basic:
Income (loss) from continuing operations available to Common Shares	$0.93	$0.14	$(0.39)	$(0.33)	$(0.52)
Net income available to Common Shares	$2.73	$2.98	$0.95	$1.27	$1.46
Weighted average Common Shares outstanding	302,701	294,856	282,888	273,609	270,012
Earnings per share – diluted:
Income (loss) from continuing operations available to Common Shares	$0.92	$0.14	$(0.39)	$(0.33)	$(0.52)
Net income available to Common Shares	$2.70	$2.95	$0.95	$1.27	$1.46
Weighted average Common Shares outstanding	319,766	312,065	282,888	273,609	270,012
Distributions declared per Common Share outstanding	$1.78	$1.58	$1.47	$1.64	$1.93
BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$21,008,429	$20,407,946	$19,702,371	$18,465,144	$18,690,239
Real estate, after accumulated depreciation	$16,096,208	$15,868,363	$15,365,014	$14,587,580	$15,128,939
Total assets	$17,201,000	$16,659,303	$16,184,194	$15,417,515	$16,535,110
Total debt	$8,529,244	$9,721,061	$9,948,076	$9,392,570	$10,483,942
Redeemable Noncontrolling Interests – Operating Partnership	$398,372	$416,404	$383,540	$258,280	$264,394
Total shareholders’ equity	$7,289,813	$5,669,015	$5,090,186	$5,047,339	$4,905,356
Total Noncontrolling Interests	$237,294	$193,842	$118,390	$127,174	$163,349
OTHER DATA:
Total properties (at end of period)	403	427	451	495	548
Total apartment units (at end of period)	115,370	121,974	129,604	137,007	147,244
Funds from operations available to Common Shares and Units – basic (1) (3) (4)	$993,217	$752,153	$622,786	$615,505	$618,372
Normalized funds from operations available to Common Shares and Units – basic (2) (3) (4)	$883,269	$759,665	$682,422	$661,542	$735,062
Cash flow provided by (used for):
Operating activities	$1,046,251	$798,334	$726,037	$670,812	$755,027
Investing activities	$(261,049)	$(194,828)	$(639,458)	$105,229	$(343,803)
Financing activities	$(556,533)	$(650,993)	$151,541	$(1,473,547)	$428,739

ERP Operating Limited Partnership
CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
(Financial information in thousands except for per Unit and property data)

	Year Ended December 31,
	2012	2011	2010	2009	2008
OPERATING DATA:
Total revenues from continuing operations	$2,123,715	$1,883,491	$1,674,709	$1,548,264	$1,543,817
Interest and other income	$150,547	$7,965	$5,118	$16,520	$33,192
Income (loss) from continuing operations	$311,555	$57,794	$(103,108)	$(80,394)	$(132,946)
Discontinued operations, net	$569,649	$877,403	$399,091	$462,423	$569,359
Net income	$881,204	$935,197	$295,983	$382,029	$436,413
Net income available to Units	$864,853	$920,500	$282,341	$368,099	$419,241
Earnings per Unit – basic:
Income (loss) from continuing operations available to Units	$0.93	$0.14	$(0.39)	$(0.33)	$(0.52)
Net income available to Units	$2.73	$2.98	$0.95	$1.27	$1.46
Weighted average Units outstanding	316,554	308,062	296,527	289,167	287,631
Earnings per Unit – diluted:
Income (loss) from continuing operations available to Units	$0.92	$0.14	$(0.39)	$(0.33)	$(0.52)
Net income available to Units	$2.70	$2.95	$0.95	$1.27	$1.46
Weighted average Units outstanding	319,766	312,065	296,527	289,167	287,631
Distributions declared per Unit outstanding	$1.78	$1.58	$1.47	$1.64	$1.93
BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$21,008,429	$20,407,946	$19,702,371	$18,465,144	$18,690,239
Real estate, after accumulated depreciation	$16,096,208	$15,868,363	$15,365,014	$14,587,580	$15,128,939
Total assets	$17,201,000	$16,659,303	$16,184,194	$15,417,515	$16,535,110
Total debt	$8,529,244	$9,721,061	$9,948,076	$9,392,570	$10,483,942
Redeemable Limited Partners	$398,372	$416,404	$383,540	$258,280	$264,394
Total partners' capital	$7,449,419	$5,788,551	$5,200,585	$5,163,459	$5,043,185
Noncontrolling Interests – Partially Owned Properties	$77,688	$74,306	$7,991	$11,054	$25,520
OTHER DATA:
Total properties (at end of period)	403	427	451	495	548
Total apartment units (at end of period)	115,370	121,974	129,604	137,007	147,244
Funds from operations available to Units – basic (1) (3) (4)	$993,217	$752,153	$622,786	$615,505	$618,372
Normalized funds from operations available to Units – basic (2) (3) (4)	$883,269	$759,665	$682,422	$661,542	$735,062
Cash flow provided by (used for):
Operating activities	$1,046,251	$798,334	$726,037	$670,812	$755,027
Investing activities	$(261,049)	$(194,828)	$(639,458)	$105,229	$(343,803)
Financing activities	$(556,533)	$(650,993)	$151,541	$(1,473,547)	$428,739

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
The following discussion and analysis of the results of operations and financial condition of the Company and the Operating Partnership should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Company's ability to control the Operating Partnership and its subsidiaries, the Operating Partnership and each such subsidiary entity has been consolidated with the Company for financial reporting purposes, except for two unconsolidated developments and our military housing properties. Capitalized terms used herein and not defined are as defined elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2012.

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

EQR is the general partner of, and as of December 31, 2012 owned an approximate 95.9% ownership interest in ERPOP. All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

The Company's corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices in each of its markets. As of December 31, 2012, the Company had approximately 3,600 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

Business Objectives and Operating and Investing Strategies
The Company invests in high quality apartment communities located in strategically targeted markets with the goal of maximizing our risk adjusted total return (operating income plus capital appreciation) on invested capital.
We seek to maximize the income and capital appreciation of our properties by investing in markets (our core markets) that are characterized by conditions favorable to multifamily property appreciation. We are focused primarily on the six core coastal, high barrier to entry markets of Boston, New York, Washington DC, Southern California, San Francisco and Seattle. These markets generally feature one or more of the following characteristics that allow us to increase rents:

▪	High barriers to entry where, because of land scarcity or government regulation, it is difficult or costly to build new apartment properties, creating limits on new supply;

▪	High home ownership costs;

▪	Strong economic growth leading to household formation and job growth, which in turn leads to high demand for our apartments;

▪	Urban core locations with an attractive quality of life and higher wage job categories leading to high resident demand and retention; and

▪	Favorable demographics contributing to a larger pool of target residents with a high propensity to rent apartments.
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
We use technology to engage our customers in the way that they want to be engaged. Many of our residents utilize our web-based resident portal which allows them to sign their leases, review their accounts and make payments, provide feedback and make service requests on-line.
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
Over the past several years, the Company has done an extensive repositioning of its portfolio from low barrier to entry/non-core markets to high barrier to entry/core markets. Since 2005, the Company has sold over 133,000 apartment units primarily in its non-core markets for an aggregate sales price of approximately $11.1 billion, acquired over 44,000 apartment units in its core markets for approximately $10.3 billion and began approximately $3.0 billion of development projects in its core markets. We are currently seeking to acquire and develop assets primarily in the following targeted metropolitan areas (our core markets): Boston, New York, Washington DC, Southern California, San Francisco and Seattle. We also have investments (in the aggregate about 15.8% of our NOI at December 31, 2012) in other markets including South Florida, Denver and New England (excluding Boston) but do not currently intend to acquire or develop new assets in these markets. Further, we are in the process of exiting Atlanta, Phoenix, Orlando and Jacksonville as we raise capital to complete the Archstone transaction.
As part of its strategy, the Company purchases completed and fully occupied apartment properties, partially completed or partially occupied properties or land on which apartment properties can be constructed. We intend to hold a diversified portfolio of assets across our target markets. As of December 31, 2012, no single metropolitan area accounted for more than 15.9% of our NOI, though no guarantee can be made that NOI concentration may not increase in the future.
We endeavor to attract and retain the best employees by providing them with the education, resources and opportunities to succeed. We provide many classroom and on-line training courses to assist our employees in interacting with prospects and residents as well as extensively train our customer service specialists in maintaining the property and its improvements, equipment and appliances. We actively promote from within and many senior corporate and property leaders have risen from entry level or junior positions. We monitor our employees' engagement by surveying them annually and have consistently received high engagement scores.
We have a commitment to sustainability and consider the environmental impacts of our business activities. We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities. With its high density, multifamily housing is, by its nature, an environmentally friendly property type. Our recent acquisition and development activities have been primarily concentrated in pedestrian-friendly urban locations near public transportation. When developing and renovating our properties, we strive to reduce energy and water usage by investing in energy saving technology while positively impacting the experience of our residents and the value of our assets. We continue to implement a combination of irrigation, lighting, HVAC and renewable energy improvements at our properties that will reduce energy and water consumption.

Current Environment

On November 26, 2012, the Company and AvalonBay Communities, Inc. ("AvalonBay" or "AVB") (NYSE:AVB) entered into a contract with Lehman Brothers Holdings Inc. ("Lehman") to acquire the assets and liabilities of Archstone Enterprise LP ("Archstone"), which consists principally of a portfolio of high-quality apartment properties in major markets in the United States. Under the terms of the agreement, the Company will acquire approximately 60% of Archstone's assets and liabilities and AvalonBay will acquire approximately 40% of Archstone's assets and liabilities. The Company will acquire approximately 75 operating properties, four properties under development and several land parcels to be held for future development for approximately $8.9 billion which will consist of cash of approximately $2.0 billion, 34,468,085 Common Shares and the assumption of the Company's portion of the liabilities related to the Archstone assets (other than certain liabilities owed to Lehman and certain transaction expenses). The Company also expects to assume approximately $3 billion of consolidated Archstone debt. In addition, the Company and AvalonBay will acquire certain assets of Archstone, including Archstone’s interests in certain joint ventures, interests in a portfolio of properties located in Germany and certain development land parcels, and will become subject to approximately $179.9 million in preferred interests of Archstone unitholders through various unconsolidated joint ventures expected to be owned 60% by the Company and 40% by AvalonBay. The transaction is expected to close in the first quarter of 2013.

We expect continued growth in 2013 same store revenue (anticipated increase ranging from 4.0% to 5.0%) and 2013 NOI (anticipated increase ranging from 4.5% to 6.0%) and are optimistic that the strength in fundamentals realized in the past couple of years and so far in 2013 will be sustained for the foreseeable future. We believe the key drivers behind the anticipated increase in revenue are base rent pricing for new residents, renewal pricing for existing residents, resident turnover and physical occupancy. Thus far in 2013, base rents are higher as compared with the same period last year and are gradually increasing from normal seasonal lows. We expect base rent growth to average 4.0% to 4.5% with higher growth during the peak leasing season. Renewal rates remain strong and are expected to exceed 5.0% on average throughout the year. The significant disposition activity discussed below, including exiting certain of our non-core markets, will leave a same store set expected to show a decrease in turnover as compared to 2012. Although occupancy is higher than anticipated for this time of the year, it is expected to remain consistent with last year. Despite slow growth in the overall economy, our business continues to perform well because of the combined forces of demographics, household formations and the continued aversion to home ownership, all of which should ensure a continued strong demand for rental housing.

The Company anticipates that 2013 same store expenses will increase 2.5% to 3.5% primarily due to increases in real estate taxes, which are expected to increase over 6% in 2013. This is primarily due to rate and value increases in certain states and municipalities, reflecting those states' and municipalities' continued economic challenges and the dramatic improvement in apartment fundamentals. The other key driver of this increase is the burn off of 421a tax abatements in New York City. Very good expense control in the core property level expenses (excluding real estate taxes) continues as the Company leverages technology to lower costs, which should partially offset the increase in real estate taxes. This exceptional expense control has allowed the Company to realize over five years of same store annual expense growth below 3.0%.

While competition for the properties we are interested in acquiring is significant due to continued strength in market fundamentals, we are focusing our attention in 2013 on closing the Archstone acquisition and integrating its properties and operations. We believe our access to capital, our ability to execute large, complex transactions and our ability to efficiently stabilize large scale lease up properties provide us with a competitive advantage, which is demonstrated in the pending Archstone transaction. The Company acquired nine consolidated properties consisting of 1,896 apartment units for $906.3 million during the year ended December 31, 2012. The Company did not budget for any acquisitions to occur outside of Archstone during the year ending December 31, 2013.

The Company also acquired six land parcels for $141.2 million during the year ended December 31, 2012. The Company started construction on two projects (inclusive of the Company's co-development with Toll Brothers to develop 400 Park Avenue South in New York City) representing 357 apartment units totaling approximately $306.0 million of development costs during the year ended December 31, 2012. The Company currently anticipates starting between $500.0 million and $700.0 million of new developments in 2013, some of which were delayed from 2012 as we worked on funding for the Archstone transaction.

The Company continues to sell non-core assets and reduce its exposure to non-core markets as we believe these assets will have lower long-term returns and we can sell them for prices that we believe are favorable. The Archstone transaction provides an opportunity to accelerate this strategy and do so efficiently through the use of Section 1031 tax deferred exchanges. The

Company sold 35 consolidated properties consisting of 9,012 apartment units for $1.1 billion during the year ended December 31, 2012. These dispositions combined with reinvestment of the cash proceeds in assets with lower cap rates (see definition below) were dilutive to our per share results. The Company defines dilution from transactions as the lost NOI from sales proceeds that were not reinvested in other apartment properties or were reinvested in properties with a lower cap rate. The Company anticipates consolidated dispositions of approximately $4.0 billion during the year ending December 31, 2013. The Company plans to fund a portion of the cash purchase price of the Archstone transaction with capital raised through these significant dispositions of assets. The Company currently anticipates that $3.5 billion of the projected $4.0 billion of dispositions for 2013 will occur in the first half of 2013. While this accelerated disposition program will be dilutive to our per share results, it should reduce the execution risk on the Archstone transaction.

We currently have access to multiple sources of capital including the equity markets as well as both the secured and unsecured debt markets. In December 2012, the Company raised $1.2 billion in equity in a public offering of 21,850,000 Common Shares priced at $54.75 per share. We also raised $192.3 million under our ATM program in 2012. On January 11, 2013, the Company replaced its existing $1.75 billion credit facility with a new $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The Company believes that the new facility contains a diversified and strong bank group which increases its balance sheet flexibility going forward. On January 11, 2013, the Company also entered into a new senior unsecured $750.0 million delayed draw term loan facility which is currently undrawn and may be drawn anytime on or before July 11, 2013. With the completion of these financing activities, along with cash on hand, the Company believes it has sufficient capital available to fund its portion of the Archstone acquisition cash price, transaction costs and required debt paydowns.

We believe that cash and cash equivalents, securities readily convertible to cash, current availability on our revolving credit facility and delayed draw term loan facility and disposition proceeds for 2013 will provide sufficient liquidity to meet our funding obligations relating to asset acquisitions (including Archstone), debt maturities and existing development projects through 2013. We expect that our remaining longer-term funding requirements will be met through some combination of new borrowings, equity issuances (including EQR's ATM Common Share offering program), property dispositions, joint ventures and cash generated from operations.

There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac (the “Government Sponsored Enterprises” or “GSEs”). Through their lender originator networks, the GSEs are significant lenders both to the Company and to buyers of the Company's properties. The GSEs have a mandate to support multifamily housing through their financing activities. Any changes to their mandates, reductions in their size or the scale of their activities or loss of key personnel could have a significant impact on the Company and may, among other things, lead to lower values for our disposition assets and higher interest rates on our borrowings. Such changes may also provide an advantage to us by making the cost of financing single family home ownership more expensive and provide us a competitive advantage given the size of our balance sheet and the multiple sources of capital to which we have access.

We believe that the Company is well-positioned as of December 31, 2012 because our properties are geographically diverse, were approximately 94.3% occupied (95.0% on a same store basis) and the long-term demographic picture is positive. With the exception of the Washington, D.C. and Seattle market areas and the San Jose sub-market area of San Francisco, little new multifamily rental supply will be added to our core markets over the next several years. We believe our strong balance sheet and ample liquidity will allow us to fund our debt maturities and development costs in the near term, and should also allow us to take advantage of investment opportunities in the future. As economic conditions continue to improve, the short-term nature of our leases and the limited supply of new rental housing being constructed, along with the customer service and superior value provided by our on-site personnel, should allow us to realize even more revenue growth and improvement in our operating results.

The current environment information presented above is based on current expectations and is forward-looking.

Results of Operations
In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in strategically targeted markets during the years ended December 31, 2012 and December 31, 2011. In summary, we:
Year Ended December 31, 2012:

▪
Acquired $906.3 million of apartment properties consisting of nine consolidated properties and 1,896 apartment units at a weighted average cap rate (see definition below) of 4.7% and acquired six land parcels for $141.2 million, all of which we deem to be in our strategic targeted markets; and

▪	Sold $1.1 billion of consolidated apartment properties consisting of 35 properties and 9,012 apartment units at a weighted average cap rate of 6.2%, the majority of which were in exit or less desirable markets. These sales, excluding two leveraged partially-owned assets sold during the third quarter, generated an unlevered internal rate of return (IRR), inclusive of management costs, of 10.6%.
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
Properties that the Company owned and were stabilized (see definition below) for all of both 2012 and 2011 (the “2012 Same Store Properties”), which represented 98,577 apartment units, impacted the Company's results of operations. Properties that the Company owned for all of both 2011 and 2010 (the “2011 Same Store Properties”), which represented 101,312 apartment units, also impacted the Company's results of operations. Both the 2012 Same Store Properties and 2011 Same Store Properties are discussed in the following paragraphs.
The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the year ended December 31, 2012:

	Year Ended
	December 31, 2012
	Properties	Apartment Units
Same Store Properties at December 31, 2011	370	101,312

2010 acquisitions	16	4,445
2010 acquisitions not stabilized	(2)	(1,238)
2012 dispositions	(35)	(9,012)
2012 dispositions not stabilized	2	441
2012 dispositions not yet included in same store (1)	2	542
Consolidation of previously unconsolidated properties in 2010 (1)	2	501
Lease-up properties stabilized	4	1,570
Other	—	16

Same Store Properties at December 31, 2012	359	98,577

	Year Ended
	December 31, 2012
	Properties	Apartment Units
Same Store	359	98,577

Non-Same Store:
2012 acquisitions	9	1,896
2011 acquisitions	21	6,198
Lease-up properties not yet stabilized (2)	11	3,656
Other	1	4
Total Non-Same Store	42	11,754
Military Housing (not consolidated)	2	5,039

Total Properties and Apartment Units	403	115,370

Note: Properties are considered "stabilized" when they have achieved 90% occupancy for three consecutive months. Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.

(1)
In 2010, the Company consolidated seven properties containing 1,811 apartment units that had previously been categorized as unconsolidated. Of these properties, one containing 208 apartment units was sold in 2010, two containing 560 apartment units were sold in 2011 and two containing 542 apartment units were sold in 2012.

(2)	Includes properties in various stages of lease-up and properties where lease-up has been completed but the properties were not stabilized for the comparable periods presented.
The Company's acquisition, disposition and completed development activities also impacted overall results of operations for the years ended December 31, 2012 and 2011. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

For the year ended December 31, 2012, the Company reported diluted earnings per share of $2.70 compared to $2.95 per share for the year ended December 31, 2011. The difference is primarily due to higher gains from property sales in 2011 vs. 2012, partially offset by higher total property net operating income driven by the positive impact of the Company’s same store and lease-up activity and the Company's recognition of $150.0 million in termination fees related to our pursuit of Archstone (see Note 18 in the Notes to Consolidated Financial Statements for further discussion).

For the year ended December 31, 2012, income from continuing operations increased approximately $253.8 million when compared to the year ended December 31, 2011. The increase in continuing operations is discussed below.

Revenues from the 2012 Same Store Properties increased $97.5 million primarily as a result of an increase in average rental rates charged to residents and slightly higher occupancy, partially offset by increased turnover. Expenses from the 2012 Same Store Properties increased $11.2 million primarily due to increases in real estate taxes and insurance, partially offset by a decrease in utilities. The following tables provide comparative same store results and statistics for the 2012 Same Store Properties:

2012 vs. 2011
Same Store Results/Statistics
$ in thousands (except for Average Rental Rate) – 98,577 Same Store Apartment Units

	Results			Statistics
				Average Rental Rate (1)
Description	Revenues	Expenses	NOI		Occupancy	Turnover
2012	$1,868,918	$649,914	$1,219,004	$1,658	95.4%	58.2%
2011	$1,771,449	$638,671	$1,132,778	$1,575	95.2%	57.3%
Change	$97,469	$11,243	$86,226	$83	0.2%	0.9%
Change	5.5%	1.8%	7.6%	5.3%

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.
The following table provides comparative same store operating expenses for the 2012 Same Store Properties:

2012 vs. 2011
Same Store Operating Expenses
$ in thousands – 98,577 Same Store Apartment Units
					% of Actual 2012 Operating Expenses

	Actual 2012	Actual 2011	$ Change	% Change

Real estate taxes	$197,316	$184,773	$12,543	6.8%	30.3%
On-site payroll (1)	146,637	145,979	658	0.5%	22.5%
Utilities (2)	97,313	98,572	(1,259)	(1.3%)	15.0%
Repairs and maintenance (3)	88,931	89,152	(221)	(0.2%)	13.7%
Property management costs (4)	70,084	70,858	(774)	(1.1%)	10.8%
Insurance	20,629	19,257	1,372	7.1%	3.2%
Leasing and advertising	10,812	11,798	(986)	(8.4%)	1.7%
Other on-site operating expenses (5)	18,192	18,282	(90)	(0.5%)	2.8%
Same store operating expenses	$649,914	$638,671	$11,243	1.8%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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

(5)	Other on-site operating expenses – Includes administrative costs such as office supplies, telephone and data charges, association and business licensing fees and ground lease costs.
The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the 2012 Same Store Properties:

	Year Ended December 31,
	2012	2011
	(Amounts in thousands)
Operating income	$667,958	$541,675
Adjustments:
Non-same store operating results	(155,374)	(60,334)
Fee and asset management revenue	(9,573)	(9,026)
Fee and asset management expense	4,663	4,279
Depreciation	664,082	612,579
General and administrative	47,248	43,605
Same store NOI	$1,219,004	$1,132,778
For properties that the Company acquired prior to January 1, 2012 and expects to continue to own through December 31, 2013 (which is computed based on the portfolio of approximately 80,000 apartment units that the Company expects to have in its annual same store set after the completion of its planned 2013 dispositions), the Company anticipates the following same store results for the full year ending December 31, 2013:

2013 Same Store Assumptions
Physical occupancy	95.3%
Revenue change	4.0% to 5.0%
Expense change	2.5% to 3.5%
NOI change	4.5% to 6.0%
The Company anticipates no consolidated rental acquisitions outside of Archstone and consolidated rental dispositions of $4.0 billion and expects that acquisitions will have a 1.00% lower cap rate than dispositions for the full year ending December 31, 2013.
These 2013 assumptions are based on current expectations and are forward-looking.
Non-same store operating results increased approximately $95.0 million and consist primarily of properties acquired in calendar years 2011 and 2012, as well as operations from the Company’s completed development properties. Although the operations of both the non-same store assets and the same store assets have been positively impacted during the year ended December 31, 2012, the non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to 2011 and 2012 acquisitions, increasing occupancy for properties in lease-up and a longer ownership period in 2012 than 2011. This increase primarily resulted from:

▪	Development and other miscellaneous properties in lease-up of $12.3 million;

▪	Properties acquired in 2011 and 2012 of $75.1 million; and

▪	Newly stabilized development and other miscellaneous properties of $5.9 million.
See also Note 17 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.
Fee and asset management revenues, net of fee and asset management expenses, increased approximately $0.2 million or 3.4% primarily as a result of fees earned on management of the Company’s unconsolidated development joint ventures, partially offset by lower revenues earned on management of the Company's military housing ventures at Fort Lewis and McChord Air Force Base and higher expenses.
Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses were consistent between the periods under comparison.
Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $51.5 million or 8.4% primarily as a result of additional depreciation expense on properties acquired in 2011 and 2012, development properties placed in service and capital expenditures for all properties owned, partially offset by a decrease in the amortization of both in-place leases and furniture, fixtures and equipment that were fully depreciated.
General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $3.6 million or 8.4% primarily due to an increase in payroll-related costs, which is largely a result of the acceleration of long-term compensation expense for retirement eligible employees, partially offset by a decrease in office rent. The Company anticipates that general and administrative expenses will approximate $55.0 million to $58.0 million for the year ending December 31, 2013. The above assumption is based on current expectations and is forward-looking.
Interest and other income from continuing operations increased approximately $142.6 million primarily due to the Company recognizing $150.0 million in termination fees related to our pursuit of Archstone during the year ended December 31, 2012, partially offset by lower interest earned on cash and cash equivalents due to lower overall cash invested during the year ended December 31, 2012 as well as forfeited deposits for terminated disposition transactions, proceeds received from the Company’s final royalty participation in LRO/Rainmaker (a revenue management system) and litigation settlement proceeds that all occurred during the year ended December 31, 2011 and did not reoccur during the year ended December 31, 2012. The Company anticipates that interest and other income will approximate $0.5 million to $1.5 million for the year ending December 31, 2013. The above assumption is based on current expectations and is forward-looking.
Other expenses from continuing operations increased approximately $13.1 million or 91.4% primarily due to the settlement of a dispute with the owners of a land parcel, an increase in the expensing of overhead (pursuit costs write-offs) as a result of a more active focus on sourcing new development opportunities, an increase in property acquisition costs incurred in conjunction with the Company's 2012 acquisitions and transaction costs related to the pursuit of Archstone.
Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $2.0 million or 0.4% primarily as a result of lower interest expense on mortgage notes payable due to lower balances during the year ended December 31, 2012 as compared to the same period in 2011, higher capitalized interest in 2012, the redemption of the Company's $650.0 million of unsecured notes in August 2011 and the repayment of $253.9 million of 6.625% unsecured notes in March 2012, partially offset by interest expense on the $1.0 billion of unsecured notes that closed in December 2011. During the year ended December 31, 2012, the Company capitalized interest costs of approximately $22.5 million as compared to $9.1 million for the year ended December 31, 2011. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the year ended December 31, 2012 was 5.37% as compared to 5.30% for the year ended December 31, 2011. The Company anticipates that interest expense from continuing operations will approximate $477.3 million to $498.8 million (excluding debt extinguishment costs) for the year ending December 31, 2013. The above assumption is based on current expectations and is forward-looking.
Income and other tax expense from continuing operations decreased approximately $0.2 million or 26.0% primarily due to decreases in all other taxes. The Company anticipates that income and other tax expense will approximate $1.5 million to $2.5 million for the year ending December 31, 2013. The above assumption is based on current expectations and is forward-looking.
Loss from investments in unconsolidated entities increased as a result of the start of operations at one of the Company's unconsolidated development joint ventures.
Net gain on sales of land parcels decreased approximately $4.2 million due to the gain on sale of a land parcel located in suburban Washington, D.C. during the year ended December 31, 2011 as compared to no land sales during the year ended December 31, 2012.
Discontinued operations, net decreased approximately $307.8 million or 35.1% between the periods under comparison. This decrease is primarily due to higher gains on sales from dispositions during the year ended December 31, 2011 compared to the same period in 2012. Properties sold in 2012 reflect operations for a partial period in 2012 in contrast to a full period in 2011. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.
Comparison of the year ended December 31, 2011 to the year ended December 31, 2010
For the year ended December 31, 2011, the Company reported diluted earnings per share of $2.95 compared to $0.95 per share for the year ended December 31, 2010. The difference is primarily due to higher gains from property sales in 2011 vs. 2010, higher total property net operating income driven by the positive impact of the Company's same store and lease-up activity and $45.4 million in impairment losses in 2010 that did not reoccur in 2011, partially offset by dilution as a result of the net impact of the Company's 2010 and 2011 acquisition and disposition activities.
For the year ended December 31, 2011, income from continuing operations increased approximately $160.9 million when compared to the year ended December 31, 2010. The increase in continuing operations is discussed below.
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
The following table provides comparative same store operating expenses for the 2011 Same Store Properties:

2011 vs. 2010
Same Store Operating Expenses
$ in thousands – 101,312 Same Store Apartment Units

	Actual 2011	Actual 2010	$ Change	% Change	% of Actual 2011 Operating Expenses
Real estate taxes	$169,432	$166,675	$2,757	1.7%	27.4%
On-site payroll (1)	144,346	144,878	(532)	(0.4%)	23.4%
Utilities (2)	96,702	95,083	1,619	1.7%	15.7%
Repairs and maintenance (3)	89,549	89,128	421	0.5%	14.5%
Property management costs (4)	68,497	65,219	3,278	5.0%	11.1%
Insurance	19,394	20,605	(1,211)	(5.9%)	3.1%
Leasing and advertising	11,515	14,266	(2,751)	(19.3%)	1.9%
Other on-site operating expenses (5)	18,277	18,356	(79)	(0.4%)	2.9%
Same store operating expenses	$617,712	$614,210	$3,502	0.6%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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

(5)	Other on-site operating expenses – Includes administrative costs such as office supplies, telephone, data charges and association and business licensing fees.

Non-same store operating results increased approximately $110.7 million and consist primarily of properties acquired in calendar years 2010 and 2011, as well as operations from the Company's completed development properties. Although the operations of both the non-same store assets and the same store assets have been positively impacted during the year ended December 31, 2011, the non-same store assets have contributed a greater percentage of total NOI to the Company's overall operating results primarily due to 2010 and 2011 acquisitions, increasing occupancy for properties in lease-up and a longer ownership period in 2011 than 2010. This increase primarily resulted from:

▪	Development and other miscellaneous properties in lease-up of $39.1 million;

▪	Properties acquired in 2010 and 2011 of $53.1 million; and

▪	Newly stabilized development and other miscellaneous properties of $3.0 million.
See also Note 17 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company's segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, increased approximately $0.3 million or 6.0% primarily due to revenues earned on management of the Company's unconsolidated development joint ventures, an increase in revenue earned on management of the Company's military housing ventures at Fort Lewis and McChord Air Force Base and lower expenses, partially offset by the unwinding of four institutional joint ventures during 2010.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company's properties as well as management fees paid to any third party management companies. These expenses increased approximately $2.0 million or 2.5%. This increase is primarily attributable to an increase in payroll-related costs, which is largely a result of the creation of the Company's central business group, which moved administrative functions off-site, and increases in legal and professional fees and education/conference expenses.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $31.1 million or 5.4% primarily as a result of additional depreciation expense on properties acquired in 2011, development properties placed in service and capital expenditures for all properties owned, partially offset by a decrease in the amortization of furniture, fixtures and equipment that were fully depreciated.

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

Interest and other income from continuing operations increased approximately $2.8 million or 55.6% primarily as a result of interest earned on cash and cash equivalents due to larger overall cash balances during the year ended December 31, 2011 as compared to the same period in 2010, forfeited deposits for terminated disposition transactions and proceeds received from the Company's final royalty participation in LRO/Rainmaker (a revenue management system), partially offset by insurance/litigation settlement proceeds that occurred during the year ended December 31, 2010 and did not reoccur during the year ended December 31, 2011.

Other expenses from continuing operations increased approximately $2.5 million or 21.2% primarily due to an increase in property acquisition costs incurred in conjunction with the Company's 2011 acquisitions as well as transaction costs related to the pursuit of Archstone.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $10.7 million or 2.3% primarily as a result of a full year of interest expense on the $600.0 million of unsecured notes that closed in July 2010 and interest expense on forward starting swaps terminated in conjunction with the issuance of $1.0 billion of unsecured notes, partially offset by lower interest expense on mortgage notes payable due to lower balances during the year ended December 31, 2011 as compared to the same period in 2010. During the year ended December 31, 2011, the Company capitalized interest costs of approximately $9.1 million as compared to $13.0 million for the year ended December 31, 2010. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the year ended December 31, 2011 was 5.30% as compared to 5.14% for the year ended December 31, 2010.

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

Discontinued operations, net increased approximately $478.3 million between the periods under comparison. This increase is primarily due to higher gains from property sales during the year ended December 31, 2011 compared to the same period in 2010, partially offset by properties sold in 2011 which reflect operations for none of or a partial period in 2011 in contrast to a full or partial period in 2010. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources
For the Year Ended December 31, 2012
EQR issues public equity from time to time and guarantees certain debt of ERPOP. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.
As of January 1, 2012, the Company had approximately $383.9 million of cash and cash equivalents, its restricted 1031 exchange proceeds totaled $53.7 million and it had $1.22 billion available under its revolving credit facility (net of $31.8 million which was restricted/dedicated to support letters of credit). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at December 31, 2012 was approximately $612.6 million, its restricted 1031 exchange proceeds totaled $152.2 million and the amount available on its revolving credit facility was $1.72 billion (net of $30.2 million which was restricted/dedicated to support letters of credit).

During the year ended December 31, 2012, the Company generated proceeds from various transactions, which included the following:

▪	Disposed of 35 consolidated properties, receiving net proceeds of approximately $1.0 billion;

▪	Obtained $26.5 million in new mortgage financing;

▪
Issued approximately 26.7 million Common Shares (including Common Shares issued in a public equity offering in November/December 2012 and under the ATM program – see further discussion below) and received net proceeds of $1.4 billion, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis); and

▪	Collected $150.0 million in termination fees relating to the pursuit of Archstone.

During the year ended December 31, 2012, the above proceeds were primarily utilized to:

▪	Acquire nine rental properties and six land parcels for approximately $844.0 million;

▪	Invest $180.4 million primarily in development projects;

▪	Repay $364.3 million of mortgage loans and $976.0 million of unsecured notes; and

▪	Redeem its Series N Preferred Shares at its liquidation value of $150.0 million.

On November 28, 2012, EQR priced the issuance of 21,850,000 Common Shares at a price of $54.75 per share for total consideration of approximately $1.2 billion, after deducting underwriting commissions of $35.9 million. Concurrent with the closing of this transaction, ERPOP issued 21,850,000 OP Units to EQR.
In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell up to 17.0 million Common Shares from time to time over the next three years (later increased by 5.7 million Common Shares and extended to February 2014) into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP's partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR. Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR's Common Shares and determinations of the appropriate sources of funding for EQR. During the year ended December 31, 2012, EQR issued approximately 3.2 million Common Shares at an average price of $60.59 per share for total consideration of approximately $192.3 million through the ATM program. During the year ended

December 31, 2011, EQR issued approximately 3.9 million Common Shares at an average price of $52.23 per share for total consideration of approximately $201.9 million through the ATM program. During the year ended December 31, 2010, EQR issued approximately 6.2 million Common Shares at an average price of $47.45 per share for total consideration of approximately $291.9 million through the ATM program. Through February 15, 2013, EQR has cumulatively issued approximately 16.7 million Common Shares at an average price of $48.53 per share for total consideration of approximately $809.9 million. EQR has 6.0 million Common Shares remaining available for issuance under the ATM program as of February 15, 2013.
On June 16, 2011, the shareholders of EQR approved the Company's 2011 Share Incentive Plan, as amended (the “2011 Plan”). The 2011 Plan reserved 12,980,741 Common Shares for issuance. In conjunction with the approval of the 2011 Plan, no further awards may be granted under the 2002 Share Incentive Plan. The 2011 Plan expires on June 16, 2021. See Note 12 in the Notes to Consolidated Financial Statements for further discussion.
Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, EQR may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. As of February 15, 2013, EQR had authorization to repurchase an additional $464.6 million of its shares. No shares were repurchased during 2012. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.
Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.
The Company’s total debt summary and debt maturity schedules as of December 31, 2012 are as follows:
Debt Summary as of December 31, 2012
(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$3,898,369	45.7%	4.96%	7.3
Unsecured	4,630,875	54.3%	5.10%	5.1
Total	$8,529,244	100.0%	5.04%	6.1
Fixed Rate Debt:
Secured – Conventional	$3,517,273	41.2%	5.49%	6.2
Unsecured – Public/Private	4,329,352	50.8%	5.70%	5.4
Fixed Rate Debt	7,846,625	92.0%	5.61%	5.8
Floating Rate Debt:
Secured – Conventional	30,516	0.4%	3.25%	1.8
Secured – Tax Exempt	350,580	4.1%	0.23%	19.7
Unsecured – Public/Private	301,523	3.5%	1.83%	0.2
Unsecured – Revolving Credit Facility	—	—	1.35%	1.5
Floating Rate Debt	682,619	8.0%	1.35%	9.8
Total	$8,529,244	100.0%	5.04%	6.1

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the year ended December 31, 2012.

Note: The Company capitalized interest of approximately $22.5 million and $9.1 million during the years ended December 31, 2012 and 2011, respectively.

Debt Maturity Schedule as of December 31, 2012
(Amounts in thousands)

	Fixed Rate (1)	Floating Rate (1)			Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
Year			Total	% of Total
2013	$224,277	$302,033	$526,310	6.2%	6.93%	4.79%
2014	564,302	22,021	586,323	6.9%	5.31%	5.24%
2015	417,812	—	417,812	4.9%	6.30%	6.30%
2016	1,190,538	—	1,190,538	14.0%	5.34%	5.34%
2017	1,446,120	456	1,446,576	17.0%	5.95%	5.95%
2018	81,450	724	82,174	1.0%	5.70%	5.70%
2019	802,640	20,766	823,406	9.6%	5.49%	5.36%
2020	1,672,482	809	1,673,291	19.6%	5.50%	5.50%
2021	1,188,905	856	1,189,761	13.9%	4.64%	4.64%
2022	2,401	905	3,306	—	5.81%	5.74%
2023+	231,464	337,699	569,163	6.7%	6.76%	3.29%
Premium/(Discount)	24,234	(3,650)	20,584	0.2%	N/A	N/A

Total	$7,846,625	$682,619	$8,529,244	100.0%	5.54%	5.25%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of December 31, 2012.
The following table provides a summary of the Company’s unsecured debt as of December 31, 2012:

Unsecured Debt Summary as of December 31, 2012
(Amounts in thousands)

	Coupon Rate	Due Date		Face Amount	Unamortized Premium/ (Discount)	Net Balance
Fixed Rate Notes:
	5.200%	04/01/13	(1)	$400,000	$(30)	$399,970
Fair Value Derivative Adjustments			(1)	(300,000)	—	(300,000)
	5.250%	09/15/14		500,000	(105)	499,895
	6.584%	04/13/15		300,000	(248)	299,752
	5.125%	03/15/16		500,000	(170)	499,830
	5.375%	08/01/16		400,000	(665)	399,335
	5.750%	06/15/17		650,000	(2,289)	647,711
	7.125%	10/15/17		150,000	(311)	149,689
	4.750%	07/15/20		600,000	(3,433)	596,567
	4.625%	12/15/21		1,000,000	(3,397)	996,603
	7.570%	08/15/26		140,000	—	140,000
				4,340,000	(10,648)	4,329,352
Floating Rate Notes:
		04/01/13	(1)	300,000	—	300,000
Fair Value Derivative Adjustments			(1)	1,523	—	1,523
				301,523	—	301,523
Revolving Credit Facility:	LIBOR+1.15%	7/13/2014	(2)(3)	—	—	—
Total Unsecured Debt				$4,641,523	$(10,648)	$4,630,875

(1)	Fair value interest rate swaps convert $300.0 million of the 5.200% notes due April 1, 2013 to a floating interest rate.

(2)	Facility is private. All other unsecured debt is public.

(3)
As of December 31, 2012, there was approximately $1.72 billion available on the Company's unsecured revolving credit facility. On January 11, 2013, the Company replaced its existing $1.75 billion facility with a new $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The interest rate on advances under the new credit facility will be LIBOR plus a spread (currently 1.05%) and an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt. As of January 31, 2013, there was approximately $2.47 billion available on the Company's unsecured revolving credit facility.

Note: In October 2012, the Company paid off the $222.1 million outstanding of its 5.500% public notes and its $500.0 million term loan facility, both at maturity.
An unlimited amount of equity and debt securities remains available for issuance by EQR and ERPOP under a universal shelf registration statement that automatically became effective upon filing with the SEC in October 2010 and expires on October 15, 2013. However, as of February 15, 2013, issuances under the ATM share offering program are limited to 6.0 million additional shares. Per the terms of ERPOP's partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).
The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2012 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential
Capital Structure as of December 31, 2012
(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$3,898,369	45.7%
Unsecured Debt			4,630,875	54.3%
Total Debt			8,529,244	100.0%	30.7%
Common Shares (includes Restricted Shares)	325,054,654	95.9%
Units (includes OP Units and LTIP Units)	13,968,758	4.1%
Total Shares and Units	339,023,412	100.0%
Common Share Price at December 31, 2012	$56.67
			19,212,457	99.7%
Perpetual Preferred Equity (see below)			50,000	0.3%
Total Equity			19,262,457	100.0%	69.3%
Total Market Capitalization			$27,791,701		100.0%

Equity Residential
Perpetual Preferred Equity as of December 31, 2012
(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount

Preferred Shares:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
Total Perpetual Preferred Equity		1,000,000	$50,000		$4,145

On August 20, 2012, the Company redeemed its Series N Cumulative Redeemable Preferred Shares for cash consideration of $150.0 million plus accrued dividends through the redemption date. As a result of this redemption, the Company recorded the write-off of approximately $5.1 million in original issuance costs as a premium on the redemption of Preferred Shares.

The Operating Partnership's “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2012 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company's Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership
Capital Structure as of December 31, 2012
(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$3,898,369	45.7%
Unsecured Debt		4,630,875	54.3%
Total Debt		8,529,244	100.0%	30.7%
Total outstanding Units	339,023,412
Common Share Price at December 31, 2012	$56.67
		19,212,457	99.7%
Perpetual Preference Units (see below)		50,000	0.3%
Total Equity		19,262,457	100.0%	69.3%
Total Market Capitalization		$27,791,701		100.0%

ERP Operating Limited Partnership
Perpetual Preference Units as of December 31, 2012
(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount

Preference Units:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
Total Perpetual Preference Units		1,000,000	$50,000		$4,145

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
During the fourth quarter of 2010, the Company announced a new dividend policy which it believes will generate payouts more closely aligned with the actual annual operating results of the Company’s core business and provide transparency to investors. The Company intends to pay an annual cash dividend equal to approximately 65% of Normalized FFO for the year. During the year ended December 31, 2012, the Company paid $0.3375 per share for each of the first three quarters and $0.7675 per share for the fourth quarter to bring the total payment for the year (an annual rate of $1.78 per share) to approximately 65% of Normalized FFO. The Company expects to pay $0.40 per share for each of the first three quarters of 2013. This represents an increase from the $0.3375 per share paid in each of the first three quarters of 2012. The Company anticipates the expected dividend payout will range from $1.82 to $1.89 per share ($0.40 per share for each of the first three quarters with the balance for the fourth quarter) for the year ending December 31, 2013. All future dividends remain subject to the discretion of the Board of Trustees. The above assumption is based on current expectations and is forward-looking. While our dividend policy makes it less likely we will over distribute, it will also lead to a dividend reduction more quickly than a fixed dividend policy should operating results deteriorate. However, whether due to changes in the dividend policy or otherwise, there may be times when the Company experiences shortfalls in its coverage of distributions, which may cause the Company to consider reducing its distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, the Company's financial condition may be adversely affected and it may not be able to maintain its current distribution levels. The Company believes that its expected 2013 operating cash flow will be sufficient to cover capital expenditures and distributions.
The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of secured and unsecured debt and equity securities, including additional OP Units, and proceeds received from the disposition of certain properties and joint ventures. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $21.0 billion in investment in real estate on the Company’s balance sheet at December 31, 2012, $15.1 billion or 71.6% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.
ERPOP's credit ratings from Standard & Poor’s (“S&P”), Moody’s and Fitch for its outstanding senior debt are BBB+, Baal and BBB+, respectively. EQR's equity ratings from S&P, Moody’s and Fitch for its outstanding preferred equity are BBB+, Baa2 and BBB-, respectively. Following the announcement of the Archstone transaction in November 2012, Fitch placed EQR's and ERPOP's ratings on negative watch.
In July 2011, the Company replaced its then existing unsecured revolving credit facility with a new $1.25 billion unsecured revolving credit facility maturing on July 13, 2014, subject to a one-year extension option exercisable by the Company. The interest rate on advances under the credit facility was generally LIBOR plus a spread (1.15%) and the Company paid an annual facility fee of 0.2%. Both the spread and the facility fee were dependent on the credit rating of the Company's long term debt. Effective January 6, 2012, the Company amended this facility to increase available borrowings by $500.0 million to $1.75 billion. The terms did not change, including the July 13, 2014 maturity date. On January 11, 2013, the Company replaced its existing $1.75 billion credit facility with a new $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The interest rate on advances under the new credit facility will be LIBOR plus a spread (currently 1.05%) and an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt. As of February 15, 2013, there was available borrowings of $2.47 billion (net of $30.2 million which was restricted/dedicated to support letters of credit) on the new revolving credit facility. This facility may, among other potential uses, be used to fund property acquisitions (including Archstone), costs for certain properties under development and short-term liquidity requirements.
In 2010, a portion of the parking garage collapsed at one of the Company’s rental properties (Prospect Towers in Hackensack, New Jersey). The costs related to the collapse (both expensed and capitalized), including providing for residents' interim needs, lost revenue and garage reconstruction, were approximately $22.8 million, before insurance reimbursements of $13.6 million. The garage has been rebuilt with cumulative costs approximating $13.3 million capitalized as incurred. Other costs approximating $9.5 million, like those to accommodate displaced residents, lost revenue due to a portion of the property being temporarily unavailable for occupancy and legal costs, reduced earnings as they were incurred. Generally, insurance proceeds were recorded as increases to earnings as they were received. During the year ended December 31, 2012, the Company received approximately $3.5 million in insurance proceeds (included in real estate taxes and insurance on the consolidated statements of operations), which represented its final reimbursement of the $13.6 million in cumulative insurance proceeds. During the year ended December 31, 2011, the Company received approximately $6.1 million in insurance proceeds which offset expenses of $1.7 million. During the year ended December 31, 2010, the Company received approximately $4.0 million in insurance proceeds which fully offset the impairment charge recognized to write-off the net book value of the collapsed garage and partially offset expenses of $5.5 million that were recorded relating to this loss. In addition, the Company estimates that its lost revenues approximated $0.7 million and $1.6 million during the years ended December 31, 2011 and 2010, respectively, as a result of lost occupancy in the high-rise tower following the collapse. The Company does not anticipate any remaining costs or additional lost revenues as the project has been stabilized and the garage reconstruction has been completed. None of the amounts referenced above impact same store results.
See Note 18 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to December 31, 2012.
Capitalization of Fixed Assets and Improvements to Real Estate
Our policy with respect to capital expenditures is generally to capitalize expenditures that improve the value of the property or extend the useful life of the component asset of the property. We track improvements to real estate in two major categories and several subcategories:

▪	Replacements (inside the apartment unit). These include:

•	flooring such as carpets, hardwood, vinyl or tile;

•	appliances;

•	mechanical equipment such as individual furnace/air units, hot water heaters, etc;

•	furniture and fixtures such as kitchen/bath cabinets, light fixtures, ceiling fans, sinks, tubs, toilets, mirrors, countertops, etc; and

•	blinds.

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
For the year ended December 31, 2012, our actual improvements to real estate totaled approximately $152.8 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):
Capital Expenditures to Real Estate
For the Year Ended December 31, 2012

	Total Apartment Units (1)	Replacements (2)	Avg. Per Apartment Unit	Building Improvements	Avg. Per Apartment Unit	Total	Avg. Per Apartment Unit
Same Store Properties (3)	98,577	$65,490	$664	$55,097	$559	$120,587	$1,223
Non-Same Store Properties (4)	11,754	7,599	706	21,788	2,026	29,387	2,732
Other (5)	—	1,723		1,131		2,854
Total	110,331	$74,812		$78,016		$152,828

(1)
Total Apartment Units – Excludes 5,039 military housing apartment units for which repairs and maintenance expenses and capital expenditures to real estate are self-funded and do not consolidate into the Company’s results.

(2)
Replacements – Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $33.0 million spent in 2012 on apartment unit renovations/rehabs (primarily kitchens and baths) on 4,427 apartment units (equating to about $7,500 per apartment unit rehabbed) designed to reposition these assets for higher rental levels in their respective markets.

(3)	Same Store Properties – Primarily includes all properties acquired or completed and stabilized prior to January 1, 2011, less properties subsequently sold.

(4)
Non-Same Store Properties – Primarily includes all properties acquired during 2011 and 2012, plus any properties in lease-up and not stabilized as of January 1, 2011. Per apartment unit amounts are based on a weighted average of 10,754 apartment units.

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

(2)
Replacements – Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $38.1 million spent in 2011 on apartment unit renovations/

rehabs (primarily kitchens and baths) on 5,416 apartment units (equating to about $7,000 per apartment unit rehabbed) designed to reposition these assets for higher rental levels in their respective markets.

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
For 2013, the Company estimates that it will spend approximately $1,500 per apartment unit of capital expenditures for the approximately 80,000 apartment units that the Company expects to have in its annual same store set after the completion of its planned 2013 dispositions, inclusive of apartment unit renovation/rehab costs, or $1,150 per apartment unit excluding apartment unit renovation/rehab costs. For 2013, the Company estimates that it will spend $40.8 million rehabbing 5,000 apartment units (equating to about $8,150 per apartment unit rehabbed). The above assumptions are based on current expectations and are forward-looking.
During the year ended December 31, 2012, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $8.8 million. The Company expects to fund approximately $4.2 million in total additions to non-real estate property in 2013. The above assumption is based on current expectations and is forward-looking.
Improvements to real estate and additions to non-real estate property are generally funded from net cash provided by operating activities and from investment cash flow.
Derivative Instruments
In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments. The Company may also use derivatives to manage its exposure to foreign exchange rates (should the Archstone transaction close) or manage commodity prices in the daily operations of the business.
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
See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at December 31, 2012.
Other
Total distributions paid in January 2013 amounted to $260.2 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the fourth quarter ended December 31, 2012.

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
As of December 31, 2012, the Company has six consolidated projects (including 400 Park Avenue South in New York City which the Company is jointly developing with Toll Brothers – see Note 16 in the Notes to Consolidated Financial Statements for further discussion) totaling 1,536 apartment units and two unconsolidated projects totaling 945 apartment units in various stages of development with estimated completion dates ranging through June 30, 2015, as well as other completed development projects that are in various stages of lease up or are stabilized. The development agreements currently in place are discussed in detail in Note 16 of the Company’s Consolidated Financial Statements.
See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in partially owned entities.
The following table summarizes the Company’s contractual obligations for the next five years and thereafter as of December 31, 2012:

Payments Due by Year (in thousands)
Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Debt:
Principal (a)	$526,310	$586,323	$417,812	$1,190,538	$1,446,576	$4,361,685	$8,529,244
Interest (b)	432,884	409,840	371,992	322,266	246,237	751,660	2,534,879
Operating Leases:
Minimum Rent Payments (c)	7,462	8,862	9,501	9,462	9,415	691,304	736,006
Other Long-Term Liabilities:
Deferred Compensation (d)	1,179	1,691	1,691	1,691	1,692	6,529	14,473
Total	$967,835	$1,006,716	$800,996	$1,523,957	$1,703,920	$5,811,178	$11,814,602

(a)	Amounts include aggregate principal payments only.

(b)
Amounts include interest expected to be incurred on the Company’s secured and unsecured debt based on obligations outstanding at December 31, 2012 and inclusive of capitalized interest. For floating rate debt, the current rate in effect for the most recent payment through December 31, 2012 is assumed to be in effect through the respective maturity date of each instrument.

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
The Company’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements. These policies were followed in preparing the consolidated financial statements at and for the year ended December 31, 2012 and are consistent with the year ended December 31, 2011.
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
During the years ended December 31, 2012, 2011 and 2010, the Company capitalized $14.3 million, $11.6 million and $10.7 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the supervision of development activities as well as major capital and/or renovation projects.
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

Funds From Operations and Normalized Funds From Operations
For the year ended December 31, 2012, Funds From Operations (“FFO”) available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $241.1 million, or 32.0%, and $123.6 million, or 16.3%, respectively, as compared to the year ended December 31, 2011. For the year ended December 31, 2011, FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $129.4 million, or 20.8%, and $77.2 million, or 11.3%, respectively, as compared to the year ended December 31, 2010.
The following is the Company's and the Operating Partnership's reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for each of the five years ended December 31, 2012:

Funds From Operations and Normalized Funds From Operations
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Net income	$881,204	$935,197	$295,983	$382,029	$436,413
Net (income) attributable to Noncontrolling Interests:
Preference Interests and Units	—	—	—	(9)	(15)
Partially Owned Properties	(844)	(832)	726	558	(2,650)
Preferred/preference distributions	(10,355)	(13,865)	(14,368)	(14,479)	(14,507)
Premium on redemption of Preferred Shares/Preference Units	(5,152)	—	—	—	—
Net income available to Common Shares and Units / Units	864,853	920,500	282,341	368,099	419,241
Adjustments:
Depreciation	664,082	612,579	581,469	491,935	470,657
Depreciation – Non-real estate additions	(5,346)	(5,519)	(6,566)	(7,122)	(8,034)
Depreciation – Partially Owned and Unconsolidated Properties	(3,193)	(3,062)	(1,619)	759	4,157
Net (gain) on sales of unconsolidated entities	—	—	(28,101)	(10,689)	(2,876)
Discontinued operations:
Depreciation	20,910	50,949	91,712	108,207	132,016
Net (gain) on sales of discontinued operations	(548,278)	(826,489)	(297,956)	(335,299)	(392,857)
Net incremental (loss) gain on sales of condominium units	(11)	1,993	1,506	(385)	(3,932)
Gain on sale of Equity Corporate Housing (ECH)	200	1,202	—	—	—
FFO available to Common Shares and Units / Units (1) (3) (4)	993,217	752,153	622,786	615,505	618,372
Adjustments:
Asset impairment and valuation allowances	—	—	45,380	11,124	116,418
Property acquisition costs and write-off of pursuit costs (other expenses)	21,649	14,557	11,928	6,488	5,760
Debt extinguishment (gains) losses, including prepayment penalties, preferred share/
preference unit redemptions and non-cash convertible debt discounts	16,293	12,300	8,594	34,333	(2,784)
(Gains) losses on sales of non-operating assets, net of income and other tax expense
(benefit)	(255)	(6,976)	(80)	(5,737)	(979)
Other miscellaneous non-comparable items	(147,635)	(12,369)	(6,186)	(171)	(1,725)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$883,269	$759,665	$682,422	$661,542	$735,062

FFO (1) (3)	$1,008,724	$766,018	$637,154	$629,984	$632,879
Preferred/preference distributions	(10,355)	(13,865)	(14,368)	(14,479)	(14,507)
Premium on redemption of Preferred Shares/Preference Units	(5,152)	—	—	—	—
FFO available to Common Shares and Units / Units (1) (3) (4)	$993,217	$752,153	$622,786	$615,505	$618,372

Normalized FFO (2) (3)	$893,624	$773,530	$696,790	$676,021	$749,569
Preferred/preference distributions	(10,355)	(13,865)	(14,368)	(14,479)	(14,507)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$883,269	$759,665	$682,422	$661,542	$735,062

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to the Company’s financial instruments result primarily from changes in short-term LIBOR interest rates and changes in the Securities Industry and Financial Markets Association ("SIFMA") index for tax-exempt debt. If the Archstone transaction is consummated, the Company will have foreign exchange exposure related to interests in German residential real estate.
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
The Company also utilizes certain derivative financial instruments to manage market risk. Interest rate protection agreements are used to convert floating rate debt to a fixed rate basis or vice versa as well as to partially lock in rates on future debt issuances. The Company may utilize derivative financial instruments to manage foreign exchange rate risk related to interests in German residential real estate if the Archstone transaction closes. Derivatives are used for hedging purposes rather than speculation. The Company does not enter into financial instruments for trading purposes. See also Note 9 to the Notes to Consolidated Financial Statements for additional discussion of derivative instruments.
The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, other assets, lines of credit, accounts payable and accrued expenses and other liabilities) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of the Company’s mortgage notes payable and unsecured notes were approximately $4.3 billion and $5.2 billion, respectively, at December 31, 2012.
At December 31, 2012, the Company had total outstanding floating rate debt of approximately $0.7 billion, or 8.0% of total debt, net of the effects of any derivative instruments. If market rates of interest on all of the floating rate debt permanently increased by 14 basis points (a 10% increase from the Company’s existing weighted average interest rates), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $0.9 million. If market rates of interest on all of the floating rate debt permanently decreased by 14 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $0.9 million.
At December 31, 2012, the Company had total outstanding fixed rate debt of approximately $7.8 billion, or 92.0% of total debt, net of the effects of any derivative instruments. If market rates of interest permanently increased by 56 basis points (a 10% increase from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $7.1 billion. If market rates of interest permanently decreased by 56 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $8.7 billion.
At December 31, 2012, the Company’s derivative instruments had a net liability fair value of approximately $42.5 million. If market rates of interest permanently increased by 4 basis points (a 10% increase from the Company’s existing weighted average interest rates), the net liability fair value of the Company’s derivative instruments would be approximately $40.9 million. If market rates of interest permanently decreased by 4 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the net liability fair value of the Company’s derivative instruments would be approximately $44.2 million.

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

At December 31, 2011, the Company had total outstanding fixed rate debt of approximately $8.4 billion, or 86.2% of total debt, net of the effects of any derivative instruments. If market rates of interest permanently increased by 57 basis points (a 10% increase from the Company's existing weighted average interest rates), the estimated fair value of the Company's fixed rate debt would be approximately $7.6 billion. If market rates of interest permanently decreased by 57 basis points (a 10% decrease from the Company's existing weighted average interest rates), the estimated fair value of the Company's fixed rate debt would be approximately $9.3 billion.

At December 31, 2011, the Company's derivative instruments had a net liability fair value of approximately $23.3 million. If market rates of interest permanently increased by 8 basis points (a 10% increase from the Company's existing weighted average interest rates), the net liability fair value of the Company's derivative instruments would be approximately $20.8 million. If market rates of interest permanently decreased by 8 basis points (a 10% decrease from the Company's existing weighted average interest rates), the net liability fair value of the Company's derivative instruments would be approximately $25.9 million.
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
    None.

Item 9A. Controls and Procedures

Equity Residential
(a)  Evaluation of Disclosure Controls and Procedures:
Effective as of December 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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
Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2012. Our internal control over financial reporting has been audited as of December 31, 2012 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c)   Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership
(a)  Evaluation of Disclosure Controls and Procedures:
Effective as of December 31, 2012, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership's management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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

Based on the Operating Partnership's evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2012. Our internal control over financial reporting has been audited as of December 31, 2012 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c)  Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership's evaluation referred to above that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Items 10, 11, 12, 13 and 14.
Trustees, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Trustee Independence; and Principal Accounting Fees and Services.
The information required by Item 10, Item 11, Item 12, Item 13 and Item 14 is incorporated by reference to, and will be contained in, Equity Residential's Proxy Statement, which the Company intends to file no later than 120 days after the end of its fiscal year ended December 31, 2012, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K. Equity Residential is the general partner and 95.9% owner of ERP Operating Limited Partnership.

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

EQUITY RESIDENTIAL

By:	/s/ David J. Neithercut
David J. Neithercut, President and Chief Executive Officer (Principal Executive Officer)
Date:	February 21, 2013

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

By:	/s/ David J. Neithercut
David J. Neithercut, President and Chief Executive Officer (Principal Executive Officer)
Date:	February 21, 2013

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP

POWER OF ATTORNEY
KNOW ALL MEN/WOMEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints David J. Neithercut, Mark J. Parrell and Ian S. Kaufman, or any of them, his or her attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her in any and all capacities, to do all acts and things which said attorneys and agents, or any of them, deem advisable to enable the company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the company’s filing of an annual report on Form 10-K for the company’s fiscal year 2012, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his or her name as a trustee or officer, or both, of the company, as indicated below opposite his or her signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities set forth below and on the dates indicated:

Name	Title	Date

/s/ David J. Neithercut	President, Chief Executive Officer and Trustee	February 21, 2013
David J. Neithercut	(Principal Executive Officer)

/s/ Mark J. Parrell	Executive Vice President and Chief Financial Officer	February 21, 2013
Mark J. Parrell	(Principal Financial Officer)

/s/ Ian S. Kaufman	Senior Vice President and Chief Accounting Officer	February 21, 2013
Ian S. Kaufman	(Principal Accounting Officer)

/s/ John W. Alexander	Trustee	February 21, 2013
John W. Alexander

/s/ Charles L. Atwood	Trustee	February 21, 2013
Charles L. Atwood

/s/ Linda Walker Bynoe	Trustee	February 21, 2013
Linda Walker Bynoe

/s/ Mary Kay Haben	Trustee	February 21, 2013
Mary Kay Haben

/s/ Bradley A. Keywell	Trustee	February 21, 2013
Bradley A. Keywell

/s/ John E. Neal	Trustee	February 21, 2013
John E. Neal

/s/ Mark S. Shapiro	Trustee	February 21, 2013
Mark S. Shapiro

/s/ B. Joseph White	Trustee	February 21, 2013
B. Joseph White

/s/ Gerald A. Spector	Vice Chairman of the Board of Trustees	February 21, 2013
Gerald A. Spector

/s/ Samuel Zell	Chairman of the Board of Trustees	February 21, 2013
Samuel Zell

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP

PAGE
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Independent Registered Public Accounting Firm (Equity Residential)	F-2

Report of Independent Registered Public Accounting Firm (ERP Operating Limited Partnership)	F-3

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (Equity Residential)	F-4

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (ERP Operating Limited Partnership)	F-5

Financial Statements of Equity Residential:

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-6

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010	F-7 to F-8

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	F-9 to F-11

Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010	F-12 to F-13

Financial Statements of ERP Operating Limited Partnership:

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-14

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010	F-15 to F-16

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	F-17 to F-19

Consolidated Statements of Changes in Capital for the years ended December 31, 2012, 2011 and 2010	F-20 to F-21

Notes to Consolidated Financial Statements of Equity Residential and ERP Operating Limited Partnership	F-22 to F-62

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III – Real Estate and Accumulated Depreciation of Equity Residential and ERP Operating Limited Partnership	S-1 to S-14

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders
Equity Residential
We have audited the accompanying consolidated balance sheets of Equity Residential (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the accompanying index to the consolidated financial statements and schedule. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Residential at December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity Residential’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners
ERP Operating Limited Partnership
We have audited the accompanying consolidated balance sheets of ERP Operating Limited Partnership (the “Operating Partnership”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in capital and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the accompanying index to the consolidated financial statements and schedule. These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERP Operating Limited Partnership at December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ERP Operating Limited Partnership's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Trustees and Shareholders
Equity Residential
We have audited Equity Residential’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). Equity Residential’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Equity Residential maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO Criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Equity Residential as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2012 of Equity Residential and our report dated February 21, 2013, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Partners
ERP Operating Limited Partnership
We have audited ERP Operating Limited Partnership's (the “Operating Partnership”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). ERP Operating Limited Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Operating Partnership's internal control over financial reporting based on our audit.
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
In our opinion, ERP Operating Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO Criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ERP Operating Limited Partnership as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in capital and cash flows for each of the three years in the period ended December 31, 2012 of ERP Operating Limited Partnership and our report dated February 21, 2013, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 21, 2013

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Investment in real estate
Land	$4,554,912	$4,367,816
Depreciable property	15,711,944	15,554,740
Projects under development	387,750	160,190
Land held for development	353,823	325,200
Investment in real estate	21,008,429	20,407,946
Accumulated depreciation	(4,912,221)	(4,539,583)
Investment in real estate, net	16,096,208	15,868,363
Cash and cash equivalents	612,590	383,921
Investments in unconsolidated entities	17,877	12,327
Deposits – restricted	250,442	152,237
Escrow deposits – mortgage	9,129	10,692
Deferred financing costs, net	44,382	44,608
Other assets	170,372	187,155
Total assets	$17,201,000	$16,659,303

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$3,898,369	$4,111,487
Notes, net	4,630,875	5,609,574
Lines of credit	—	—
Accounts payable and accrued expenses	38,372	35,206
Accrued interest payable	76,223	88,121
Other liabilities	304,518	291,289
Security deposits	66,988	65,286
Distributions payable	260,176	179,079
Total liabilities	9,275,521	10,380,042

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	398,372	416,404
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value;
100,000,000 shares authorized; 1,000,000 shares issued and outstanding as of December 31, 2012 and 1,600,000 shares issued and outstanding as of December 31, 2011	50,000	200,000
Common Shares of beneficial interest, $0.01 par value;
1,000,000,000 shares authorized; 325,054,654 shares issued and outstanding as of December 31, 2012 and 297,508,185 shares issued and outstanding as of December 31, 2011	3,251	2,975
Paid in capital	6,542,355	5,047,186
Retained earnings	887,355	615,572
Accumulated other comprehensive (loss)	(193,148)	(196,718)
Total shareholders’ equity	7,289,813	5,669,015
Noncontrolling Interests:
Operating Partnership	159,606	119,536
Partially Owned Properties	77,688	74,306
Total Noncontrolling Interests	237,294	193,842
Total equity	7,527,107	5,862,857
Total liabilities and equity	$17,201,000	$16,659,303
See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)

	Year Ended December 31,
	2012	2011	2010
REVENUES
Rental income	$2,114,142	$1,874,465	$1,665,233
Fee and asset management	9,573	9,026	9,476
Total revenues	2,123,715	1,883,491	1,674,709

EXPENSES
Property and maintenance	415,986	387,968	374,135
Real estate taxes and insurance	241,876	211,518	200,779
Property management	81,902	81,867	79,857
Fee and asset management	4,663	4,279	4,998
Depreciation	664,082	612,579	581,469
General and administrative	47,248	43,605	39,881
Impairment	—	—	45,380
Total expenses	1,455,757	1,341,816	1,326,499

Operating income	667,958	541,675	348,210

Interest and other income	150,547	7,965	5,118
Other expenses	(27,361)	(14,292)	(11,792)
Interest:
Expense incurred, net	(457,666)	(464,277)	(460,748)
Amortization of deferred financing costs	(21,370)	(16,766)	(9,576)
Income (loss) before income and other taxes, (loss) from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities and land parcels and discontinued operations	312,108	54,305	(128,788)
Income and other tax (expense) benefit	(539)	(728)	(291)
(Loss) from investments in unconsolidated entities	(14)	—	(735)
Net gain on sales of unconsolidated entities	—	—	28,101
Net gain (loss) on sales of land parcels	—	4,217	(1,395)
Income (loss) from continuing operations	311,555	57,794	(103,108)
Discontinued operations, net	569,649	877,403	399,091
Net income	881,204	935,197	295,983
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(38,641)	(40,780)	(13,099)
Partially Owned Properties	(844)	(832)	726
Net income attributable to controlling interests	841,719	893,585	283,610
Preferred distributions	(10,355)	(13,865)	(14,368)
Premium on redemption of Preferred Shares	(5,152)	—	—
Net income available to Common Shares	$826,212	$879,720	$269,242

Earnings per share – basic:
Income (loss) from continuing operations available to Common Shares	$0.93	$0.14	$(0.39)
Net income available to Common Shares	$2.73	$2.98	$0.95
Weighted average Common Shares outstanding	302,701	294,856	282,888

Earnings per share – diluted:
Income (loss) from continuing operations available to Common Shares	$0.92	$0.14	$(0.39)
Net income available to Common Shares	$2.70	$2.95	$0.95
Weighted average Common Shares outstanding	319,766	312,065	282,888

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Amounts in thousands except per share data)

	Year Ended December 31,
	2012	2011	2010
Comprehensive income:
Net income	$881,204	$935,197	$295,983
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding (losses) arising during the year	(11,772)	(143,598)	(65,894)
Losses reclassified into earnings from other comprehensive income	14,678	4,343	3,338
Other comprehensive income – other instruments:
Unrealized holding gains arising during the year	664	355	57
Other comprehensive income (loss)	3,570	(138,900)	(62,499)
Comprehensive income	884,774	796,297	233,484
Comprehensive (income) attributable to Noncontrolling Interests	(39,485)	(41,612)	(12,373)
Comprehensive income attributable to controlling interests	$845,289	$754,685	$221,111

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$881,204	$935,197	$295,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	684,992	663,616	673,403
Amortization of deferred financing costs	21,435	17,846	10,406
Amortization of discounts and premiums on debt	(8,181)	(1,478)	(471)
Amortization of deferred settlements on derivative instruments	14,144	3,808	2,804
Impairment	—	—	45,380
Write-off of pursuit costs	9,056	5,075	5,272
Income from technology investments	—	(4,537)	—
Loss from investments in unconsolidated entities	14	—	735
Distributions from unconsolidated entities – return on capital	575	319	61
Net (gain) on sales of unconsolidated entities	—	—	(28,101)
Net (gain) loss on sales of land parcels	—	(4,217)	1,395
Net (gain) on sales of discontinued operations	(548,278)	(826,489)	(297,956)
Loss on debt extinguishments	272	—	2,457
Unrealized (gain) loss on derivative instruments	(1)	186	1
Compensation paid with Company Common Shares	24,832	21,177	18,875
Changes in assets and liabilities:
(Increase) decrease in deposits – restricted	(4,091)	4,523	3,316
(Increase) in other assets	(20,411)	(2,743)	(9,048)
(Decrease) increase in accounts payable and accrued expenses	(2,102)	332	(5,454)
(Decrease) in accrued interest payable	(11,898)	(10,510)	(4,000)
Increase (decrease) in other liabilities	2,987	(8,245)	9,972
Increase in security deposits	1,702	4,474	1,007
Net cash provided by operating activities	1,046,251	798,334	726,037

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(843,976)	(1,441,599)	(1,189,210)
Investment in real estate – development/other	(180,409)	(120,741)	(131,301)
Improvements to real estate	(152,828)	(144,452)	(138,208)
Additions to non-real estate property	(8,821)	(7,110)	(2,991)
Interest capitalized for real estate and unconsolidated entities under development	(22,509)	(9,108)	(13,008)
Proceeds from disposition of real estate, net	1,049,219	1,500,583	672,700
Investments in unconsolidated entities	(5,291)	(2,021)	—
Distributions from unconsolidated entities – return of capital	—	—	26,924
Proceeds from sale of investment securities	—	—	25,000
Proceeds from technology investments	—	4,537	—
(Increase) decrease in deposits on real estate acquisitions and investments, net	(97,984)	7,631	137,106
Decrease in mortgage deposits	1,563	1,901	4,699
Consolidation of previously unconsolidated properties	—	—	(26,854)
Deconsolidation of previously consolidated properties	—	28,360	11,708
Acquisition of Noncontrolling Interests – Partially Owned Properties	(13)	(12,809)	(16,023)
Net cash (used for) investing activities	(261,049)	(194,828)	(639,458)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(21,209)	$(20,421)	$(8,811)
Mortgage notes payable:
Proceeds	26,495	190,905	173,561
Restricted cash	2,370	16,596	73,232
Lump sum payoffs	(350,247)	(974,956)	(635,285)
Scheduled principal repayments	(14,088)	(16,726)	(16,769)
(Loss) on debt extinguishments	(272)	—	(2,457)
Notes, net:
Proceeds	—	996,190	595,422
Lump sum payoffs	(975,991)	(575,641)	—
Lines of credit:
Proceeds	5,876,000	1,455,000	5,513,125
Repayments	(5,876,000)	(1,455,000)	(5,513,125)
(Payments on) settlement of derivative instruments	—	(147,306)	(10,040)
Proceeds from sale of Common Shares	1,417,040	173,484	329,452
Proceeds from Employee Share Purchase Plan (ESPP)	5,399	5,262	5,112
Proceeds from exercise of options	49,039	95,322	71,596
Common Shares repurchased and retired	—	—	(1,887)
Redemption of Preferred Shares	(150,000)	—	(877)
Premium on redemption of Preferred Shares	(23)	—	—
Payment of offering costs	(39,359)	(3,596)	(4,657)
Other financing activities, net	(48)	(48)	(48)
Contributions – Noncontrolling Interests – Partially Owned Properties	8,221	75,911	222
Contributions – Noncontrolling Interests – Operating Partnership	5	—	—
Distributions:
Common Shares	(473,451)	(432,023)	(379,969)
Preferred Shares	(13,416)	(12,829)	(14,471)
Noncontrolling Interests – Operating Partnership	(21,915)	(20,002)	(18,867)
Noncontrolling Interests – Partially Owned Properties	(5,083)	(1,115)	(2,918)
Net cash (used for) provided by financing activities	(556,533)	(650,993)	151,541
Net increase (decrease) in cash and cash equivalents	228,669	(47,487)	238,120
Cash and cash equivalents, beginning of year	383,921	431,408	193,288
Cash and cash equivalents, end of year	$612,590	$383,921	$431,408

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$464,937	$477,434	$475,374
Net cash paid (received) for income and other taxes	$673	$645	$(2,740)
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$137,644	$158,240	$359,082
Valuation of OP Units issued	$66,606	$—	$8,245
Mortgage loans (assumed) by purchaser	$—	$—	$(39,999)
Amortization of deferred financing costs:
Investment in real estate, net	$—	$—	$(2,768)
Deferred financing costs, net	$21,435	$17,846	$13,174
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(10,333)	$(8,260)	$(9,208)
Notes, net	$2,152	$6,782	$8,737
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(534)	$(535)	$(534)
Accumulated other comprehensive income	$14,678	$4,343	$3,338
Unrealized (gain) loss on derivative instruments:
Other assets	$7,448	$6,826	$13,019
Mortgage notes payable	$(2,589)	$(612)	$(163)
Notes, net	$(4,860)	$(2,937)	$7,497
Other liabilities	$11,772	$140,507	$45,542
Accumulated other comprehensive income	$(11,772)	$(143,598)	$(65,894)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(21,661)	$(8,785)	$(13,008)
Investments in unconsolidated entities	$(848)	$(323)	$—
Consolidation of previously unconsolidated properties:
Investment in real estate, net	$—	$—	$(105,065)
Investments in unconsolidated entities	$—	$—	$7,376
Deposits – restricted	$—	$—	$(42,633)
Mortgage notes payable	$—	$—	$112,631
Net other assets recorded	$—	$—	$837
Deconsolidation of previously consolidated properties:
Investment in real estate, net	$—	$35,495	$14,875
Investments in unconsolidated entities	$—	$(7,135)	$(3,167)
(Payments on) settlement of derivative instruments:
Other liabilities	$—	$(147,306)	$(10,040)
Other:
Receivable on sale of Common Shares	$28,457	$—	$37,550
Transfer from notes, net to mortgage notes payable	$—	$—	$35,600

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

	Year Ended December 31,
SHAREHOLDERS’ EQUITY	2012	2011	2010

PREFERRED SHARES
Balance, beginning of year	$200,000	$200,000	$208,773
Redemption of 6.48% Series N Cumulative Redeemable	(150,000)	—	—
Redemption of 7.00% Series E Cumulative Convertible	—	—	(834)
Conversion of 7.00% Series E Cumulative Convertible	—	—	(7,378)
Conversion of 7.00% Series H Cumulative Convertible	—	—	(561)
Balance, end of year	$50,000	$200,000	$200,000

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$2,975	$2,902	$2,800
Conversion of Preferred Shares into Common Shares	—	—	3
Conversion of OP Units into Common Shares	7	3	9
Issuance of Common Shares	250	39	61
Exercise of share options	16	29	25
Employee Share Purchase Plan (ESPP)	1	1	2
Conversion of restricted shares to LTIP Units	—	(1)	—
Share-based employee compensation expense:
Restricted shares	2	2	2
Balance, end of year	$3,251	$2,975	$2,902

PAID IN CAPITAL
Balance, beginning of year	$5,047,186	$4,741,521	$4,477,426
Common Share Issuance:
Conversion of Preferred Shares into Common Shares	—	—	7,936
Conversion of OP Units into Common Shares	18,922	8,577	19,713
Issuance of Common Shares	1,388,333	201,903	291,841
Exercise of share options	49,023	95,293	71,571
Employee Share Purchase Plan (ESPP)	5,398	5,261	5,110
Conversion of restricted shares to LTIP Units	—	(3,933)	—
Share-based employee compensation expense:
Restricted shares	8,934	9,100	9,779
Share options	11,752	9,545	7,421
ESPP discount	965	1,194	1,290
Common Shares repurchased and retired	—	—	(1,887)
Offering costs	(39,359)	(3,596)	(4,657)
Premium on redemption of Preferred Shares – original issuance costs	5,129	—	—
Supplemental Executive Retirement Plan (SERP)	282	10,765	8,559
Acquisition of Noncontrolling Interests – Partially Owned Properties	1,293	(4,784)	(16,888)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	38,734	(22,714)	(129,918)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	5,763	(946)	(5,775)
Balance, end of year	$6,542,355	$5,047,186	$4,741,521

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Amounts in thousands)

	Year Ended December 31,
SHAREHOLDERS’ EQUITY (continued)	2012	2011	2010

RETAINED EARNINGS
Balance, beginning of year	$615,572	$203,581	$353,659
Net income attributable to controlling interests	841,719	893,585	283,610
Common Share distributions	(554,429)	(467,729)	(419,320)
Preferred Share distributions	(10,355)	(13,865)	(14,368)
Premium on redemption of Preferred Shares – cash charge	(23)	—	—
Premium on redemption of Preferred Shares – original issuance costs	(5,129)	—	—
Balance, end of year	$887,355	$615,572	$203,581

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(196,718)	$(57,818)	$4,681
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding (losses) arising during the year	(11,772)	(143,598)	(65,894)
Losses reclassified into earnings from other comprehensive income	14,678	4,343	3,338
Accumulated other comprehensive income – other instruments:
Unrealized holding gains arising during the year	664	355	57
Balance, end of year	$(193,148)	$(196,718)	$(57,818)

NONCONTROLLING INTERESTS

OPERATING PARTNERSHIP
Balance, beginning of year	$119,536	$110,399	$116,120
Issuance of OP Units to Noncontrolling Interests	66,606	—	8,245
Issuance of LTIP Units to Noncontrolling Interests	5	—	—
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(18,929)	(8,580)	(19,722)
Conversion of restricted shares to LTIP Units	—	3,934	—
Equity compensation associated with Noncontrolling Interests	5,307	3,641	2,524
Net income attributable to Noncontrolling Interests	38,641	40,780	13,099
Distributions to Noncontrolling Interests	(25,095)	(21,434)	(20,300)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	(20,702)	(10,150)	4,658
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(5,763)	946	5,775
Balance, end of year	$159,606	$119,536	$110,399

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$74,306	$7,991	$11,054
Net income (loss) attributable to Noncontrolling Interests	844	832	(726)
Contributions by Noncontrolling Interests	8,221	75,911	222
Distributions to Noncontrolling Interests	(5,131)	(1,163)	(2,952)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(1,306)	(8,025)	175
Other	754	(1,240)	218
Balance, end of year	$77,688	$74,306	$7,991

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2012	December 31, 2011
ASSETS
Investment in real estate
Land	$4,554,912	$4,367,816
Depreciable property	15,711,944	15,554,740
Projects under development	387,750	160,190
Land held for development	353,823	325,200
Investment in real estate	21,008,429	20,407,946
Accumulated depreciation	(4,912,221)	(4,539,583)
Investment in real estate, net	16,096,208	15,868,363
Cash and cash equivalents	612,590	383,921
Investments in unconsolidated entities	17,877	12,327
Deposits – restricted	250,442	152,237
Escrow deposits – mortgage	9,129	10,692
Deferred financing costs, net	44,382	44,608
Other assets	170,372	187,155
Total assets	$17,201,000	$16,659,303

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$3,898,369	$4,111,487
Notes, net	4,630,875	5,609,574
Lines of credit	—	—
Accounts payable and accrued expenses	38,372	35,206
Accrued interest payable	76,223	88,121
Other liabilities	304,518	291,289
Security deposits	66,988	65,286
Distributions payable	260,176	179,079
Total liabilities	9,275,521	10,380,042

Commitments and contingencies

Redeemable Limited Partners	398,372	416,404
Capital:
Partners' Capital:
Preference Units	50,000	200,000
General Partner	7,432,961	5,665,733
Limited Partners	159,606	119,536
Accumulated other comprehensive (loss)	(193,148)	(196,718)
Total partners' capital	7,449,419	5,788,551
Noncontrolling Interests – Partially Owned Properties	77,688	74,306
Total capital	7,527,107	5,862,857
Total liabilities and capital	$17,201,000	$16,659,303

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2012	2011	2010
REVENUES
Rental income	$2,114,142	$1,874,465	$1,665,233
Fee and asset management	9,573	9,026	9,476
Total revenues	2,123,715	1,883,491	1,674,709

EXPENSES
Property and maintenance	415,986	387,968	374,135
Real estate taxes and insurance	241,876	211,518	200,779
Property management	81,902	81,867	79,857
Fee and asset management	4,663	4,279	4,998
Depreciation	664,082	612,579	581,469
General and administrative	47,248	43,605	39,881
Impairment	—	—	45,380
Total expenses	1,455,757	1,341,816	1,326,499

Operating income	667,958	541,675	348,210

Interest and other income	150,547	7,965	5,118
Other expenses	(27,361)	(14,292)	(11,792)
Interest:
Expense incurred, net	(457,666)	(464,277)	(460,748)
Amortization of deferred financing costs	(21,370)	(16,766)	(9,576)
Income (loss) before income and other taxes, (loss) from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities and land parcels and discontinued operations	312,108	54,305	(128,788)
Income and other tax (expense) benefit	(539)	(728)	(291)
(Loss) from investments in unconsolidated entities	(14)	—	(735)
Net gain on sales of unconsolidated entities	—	—	28,101
Net gain (loss) on sales of land parcels	—	4,217	(1,395)
Income (loss) from continuing operations	311,555	57,794	(103,108)
Discontinued operations, net	569,649	877,403	399,091
Net income	881,204	935,197	295,983
Net (income) loss attributable to Noncontrolling Interests –
Partially Owned Properties	(844)	(832)	726
Net income attributable to controlling interests	$880,360	$934,365	$296,709

ALLOCATION OF NET INCOME:
Preference Units	$10,355	$13,865	$14,368
Premium on redemption of Preference Units	$5,152	$—	$—

General Partner	$826,212	$879,720	$269,242
Limited Partners	38,641	40,780	13,099
Net income available to Units	$864,853	$920,500	$282,341

Earnings per Unit – basic:
Income (loss) from continuing operations available to Units	$0.93	$0.14	$(0.39)
Net income available to Units	$2.73	$2.98	$0.95
Weighted average Units outstanding	316,554	308,062	296,527

Earnings per Unit – diluted:
Income (loss) from continuing operations available to Units	$0.92	$0.14	$(0.39)
Net income available to Units	$2.70	$2.95	$0.95
Weighted average Units outstanding	319,766	312,065	296,527

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2012	2011	2010
Comprehensive income:
Net income	$881,204	$935,197	$295,983
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding (losses) arising during the year	(11,772)	(143,598)	(65,894)
Losses reclassified into earnings from other comprehensive income	14,678	4,343	3,338
Other comprehensive income – other instruments:
Unrealized holding gains arising during the year	664	355	57
Other comprehensive income (loss)	3,570	(138,900)	(62,499)
Comprehensive income	884,774	796,297	233,484
Comprehensive (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(844)	(832)	726
Comprehensive income attributable to controlling interests	$883,930	$795,465	$234,210

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$881,204	$935,197	$295,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	684,992	663,616	673,403
Amortization of deferred financing costs	21,435	17,846	10,406
Amortization of discounts and premiums on debt	(8,181)	(1,478)	(471)
Amortization of deferred settlements on derivative instruments	14,144	3,808	2,804
Impairment	—	—	45,380
Write-off of pursuit costs	9,056	5,075	5,272
Income from technology investments	—	(4,537)	—
Loss from investments in unconsolidated entities	14	—	735
Distributions from unconsolidated entities – return on capital	575	319	61
Net (gain) on sales of unconsolidated entities	—	—	(28,101)
Net (gain) loss on sales of land parcels	—	(4,217)	1,395
Net (gain) on sales of discontinued operations	(548,278)	(826,489)	(297,956)
Loss on debt extinguishments	272	—	2,457
Unrealized (gain) loss on derivative instruments	(1)	186	1
Compensation paid with Company Common Shares	24,832	21,177	18,875
Changes in assets and liabilities:
(Increase) decrease in deposits – restricted	(4,091)	4,523	3,316
(Increase) in other assets	(20,411)	(2,743)	(9,048)
(Decrease) increase in accounts payable and accrued expenses	(2,102)	332	(5,454)
(Decrease) in accrued interest payable	(11,898)	(10,510)	(4,000)
Increase (decrease) in other liabilities	2,987	(8,245)	9,972
Increase in security deposits	1,702	4,474	1,007
Net cash provided by operating activities	1,046,251	798,334	726,037

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(843,976)	(1,441,599)	(1,189,210)
Investment in real estate – development/other	(180,409)	(120,741)	(131,301)
Improvements to real estate	(152,828)	(144,452)	(138,208)
Additions to non-real estate property	(8,821)	(7,110)	(2,991)
Interest capitalized for real estate and unconsolidated entities under development	(22,509)	(9,108)	(13,008)
Proceeds from disposition of real estate, net	1,049,219	1,500,583	672,700
Investments in unconsolidated entities	(5,291)	(2,021)	—
Distributions from unconsolidated entities – return of capital	—	—	26,924
Proceeds from sale of investment securities	—	—	25,000
Proceeds from technology investments	—	4,537	—
(Increase) decrease in deposits on real estate acquisitions and investments, net	(97,984)	7,631	137,106
Decrease in mortgage deposits	1,563	1,901	4,699
Consolidation of previously unconsolidated properties	—	—	(26,854)
Deconsolidation of previously consolidated properties	—	28,360	11,708
Acquisition of Noncontrolling Interests – Partially Owned Properties	(13)	(12,809)	(16,023)
Net cash (used for) investing activities	(261,049)	(194,828)	(639,458)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(21,209)	$(20,421)	$(8,811)
Mortgage notes payable:
Proceeds	26,495	190,905	173,561
Restricted cash	2,370	16,596	73,232
Lump sum payoffs	(350,247)	(974,956)	(635,285)
Scheduled principal repayments	(14,088)	(16,726)	(16,769)
(Loss) on debt extinguishments	(272)	—	(2,457)
Notes, net:
Proceeds	—	996,190	595,422
Lump sum payoffs	(975,991)	(575,641)	—
Lines of credit:
Proceeds	5,876,000	1,455,000	5,513,125
Repayments	(5,876,000)	(1,455,000)	(5,513,125)
(Payments on) settlement of derivative instruments	—	(147,306)	(10,040)
Proceeds from sale of OP Units	1,417,040	173,484	329,452
Proceeds from EQR's Employee Share Purchase Plan (ESPP)	5,399	5,262	5,112
Proceeds from exercise of EQR options	49,039	95,322	71,596
OP Units repurchased and retired	—	—	(1,887)
Redemption of Preference Units	(150,000)	—	(877)
Premium on redemption of Preference Units	(23)	—	—
Payment of offering costs	(39,359)	(3,596)	(4,657)
Other financing activities, net	(48)	(48)	(48)
Contributions – Noncontrolling Interests – Partially Owned Properties	8,221	75,911	222
Contributions – Limited Partners	5	—	—
Distributions:
OP Units – General Partner	(473,451)	(432,023)	(379,969)
Preference Units	(13,416)	(12,829)	(14,471)
OP Units – Limited Partners	(21,915)	(20,002)	(18,867)
Noncontrolling Interests – Partially Owned Properties	(5,083)	(1,115)	(2,918)
Net cash (used for) provided by financing activities	(556,533)	(650,993)	151,541
Net increase (decrease) in cash and cash equivalents	228,669	(47,487)	238,120
Cash and cash equivalents, beginning of year	383,921	431,408	193,288
Cash and cash equivalents, end of year	$612,590	$383,921	$431,408

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$464,937	$477,434	$475,374
Net cash paid (received) for income and other taxes	$673	$645	$(2,740)
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$137,644	$158,240	$359,082
Valuation of OP Units issued	$66,606	$—	$8,245
Mortgage loans (assumed) by purchaser	$—	$—	$(39,999)
Amortization of deferred financing costs:
Investment in real estate, net	$—	$—	$(2,768)
Deferred financing costs, net	$21,435	$17,846	$13,174
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(10,333)	$(8,260)	$(9,208)
Notes, net	$2,152	$6,782	$8,737
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(534)	$(535)	$(534)
Accumulated other comprehensive income	$14,678	$4,343	$3,338
Unrealized (gain) loss on derivative instruments:
Other assets	$7,448	$6,826	$13,019
Mortgage notes payable	$(2,589)	$(612)	$(163)
Notes, net	$(4,860)	$(2,937)	$7,497
Other liabilities	$11,772	$140,507	$45,542
Accumulated other comprehensive income	$(11,772)	$(143,598)	$(65,894)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(21,661)	$(8,785)	$(13,008)
Investments in unconsolidated entities	$(848)	$(323)	$—
Consolidation of previously unconsolidated properties:
Investment in real estate, net	$—	$—	$(105,065)
Investments in unconsolidated entities	$—	$—	$7,376
Deposits – restricted	$—	$—	$(42,633)
Mortgage notes payable	$—	$—	$112,631
Net other assets recorded	$—	$—	$837
Deconsolidation of previously consolidated properties:
Investment in real estate, net	$—	$35,495	$14,875
Investments in unconsolidated entities	$—	$(7,135)	$(3,167)
(Payments on) settlement of derivative instruments:
Other liabilities	$—	$(147,306)	$(10,040)
Other:
Receivable on sale of OP Units	$28,457	$—	$37,550
Transfer from notes, net to mortgage notes payable	$—	$—	$35,600

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Amounts in thousands)

	Year Ended December 31,
PARTNERS' CAPITAL	2012	2011	2010

PREFERENCE UNITS
Balance, beginning of year	$200,000	$200,000	$208,773
Redemption of 6.48% Series N Cumulative Redeemable	(150,000)	—	—
Redemption of 7.00% Series E Cumulative Convertible	—	—	(834)
Conversion of 7.00% Series E Cumulative Convertible	—	—	(7,378)
Conversion of 7.00% Series H Cumulative Convertible	—	—	(561)
Balance, end of year	$50,000	$200,000	$200,000

GENERAL PARTNER
Balance, beginning of year	$5,665,733	$4,948,004	$4,833,885
OP Unit Issuance:
Conversion of Preference Units into OP Units held by General Partner	—	—	7,939
Conversion of OP Units held by Limited Partners into OP Units held by
General Partner	18,929	8,580	19,722
Issuance of OP Units	1,388,583	201,942	291,902
Exercise of EQR share options	49,039	95,322	71,596
EQR's Employee Share Purchase Plan (ESPP)	5,399	5,262	5,112
Conversion of EQR restricted shares to LTIP Units	—	(3,934)	—
Share-based employee compensation expense:
EQR restricted shares	8,936	9,102	9,781
EQR share options	11,752	9,545	7,421
EQR ESPP discount	965	1,194	1,290
OP Units repurchased and retired	—	—	(1,887)
Offering costs	(39,359)	(3,596)	(4,657)
Premium on redemption of Preference Units – original issuance costs	5,129	—	—
Net income available to Units – General Partner	826,212	879,720	269,242
OP Units – General Partner distributions	(554,429)	(467,729)	(419,320)
Supplemental Executive Retirement Plan (SERP)	282	10,765	8,559
Acquisition of Noncontrolling Interests – Partially Owned Properties	1,293	(4,784)	(16,888)
Change in market value of Redeemable Limited Partners	38,734	(22,714)	(129,918)
Adjustment for Limited Partners ownership in Operating Partnership	5,763	(946)	(5,775)
Balance, end of year	$7,432,961	$5,665,733	$4,948,004

LIMITED PARTNERS
Balance, beginning of year	$119,536	$110,399	$116,120
Issuance of OP Units to Limited Partners	66,606	—	8,245
Issuance of LTIP Units to Limited Partners	5	—	—
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(18,929)	(8,580)	(19,722)
Conversion of EQR restricted shares to LTIP Units	—	3,934	—
Equity compensation associated with Units – Limited Partners	5,307	3,641	2,524
Net income available to Units – Limited Partners	38,641	40,780	13,099
Units – Limited Partners distributions	(25,095)	(21,434)	(20,300)
Change in carrying value of Redeemable Limited Partners	(20,702)	(10,150)	4,658
Adjustment for Limited Partners ownership in Operating Partnership	(5,763)	946	5,775
Balance, end of year	$159,606	$119,536	$110,399
See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)
(Amounts in thousands)

	Year Ended December 31,
PARTNERS' CAPITAL (continued)	2012	2011	2010

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(196,718)	$(57,818)	$4,681
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding (losses) arising during the year	(11,772)	(143,598)	(65,894)
Losses reclassified into earnings from other comprehensive income	14,678	4,343	3,338
Accumulated other comprehensive income – other instruments:
Unrealized holding gains arising during the year	664	355	57
Balance, end of year	$(193,148)	$(196,718)	$(57,818)

NONCONTROLLING INTERESTS

NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$74,306	$7,991	$11,054
Net income (loss) attributable to Noncontrolling Interests	844	832	(726)
Contributions by Noncontrolling Interests	8,221	75,911	222
Distributions to Noncontrolling Interests	(5,131)	(1,163)	(2,952)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(1,306)	(8,025)	175
Other	754	(1,240)	218
Balance, end of year	$77,688	$74,306	$7,991

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
EQR is the general partner of, and as of December 31, 2012 owned an approximate 95.9% ownership interest in, ERPOP. All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
As of December 31, 2012, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 403 properties located in 13 states and the District of Columbia consisting of 115,370 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	382	106,856
Partially Owned Properties – Consolidated	19	3,475
Military Housing	2	5,039
	403	115,370
The “Wholly Owned Properties” are accounted for under the consolidation method of accounting. The Company beneficially owns 100% fee simple title to 378 of the 382 Wholly Owned Properties and all but one of its wholly owned development properties and land parcels. The Company owns the building and improvements and leases the land underlying the improvements under long-term ground leases that expire in 2026, 2077, 2101 and 2104 for the four operating properties, respectively, and 2110 for one land parcel. These properties are consolidated and reflected as real estate assets while the ground leases are accounted for as operating leases.
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

▪
Furniture, Fixtures and Equipment – Ranges between $8,000 and $13,000 per apartment unit acquired as an estimate of the fair value of the appliances and fixtures inside an apartment unit. The per-apartment unit amount applied depends on the type of apartment building acquired. Depreciation is calculated on the straight-line method over an estimated useful life of five to ten years.

▪
Lease Intangibles – The Company considers the value of acquired in-place leases and above/below market leases and the amortization period is the average remaining term of each respective acquired lease.

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
During the years ended December 31, 2012, 2011 and 2010, the Company capitalized $14.3 million, $11.6 million and $10.7 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the supervision of development activities as well as major capital and/or renovation projects.
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
Deferred Financing Costs
Deferred financing costs include fees and costs incurred to obtain the Company’s lines of credit and long-term financings. These costs are amortized over the terms of the related debt. Unamortized financing costs are written off when debt is retired before the maturity date. The accumulated amortization of such deferred financing costs was $32.2 million and $37.7 million at December 31, 2012 and 2011, respectively.
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
In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments. The Company may also use derivatives to manage its exposure to foreign exchange rates (should the Archstone transaction close) or manage commodity prices in the daily operations of the business.

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
The fair value of the option grants are recognized over the requisite service/vesting period of the options. The fair value for the Company's share options was estimated at the time the share options were granted using the Black-Scholes option pricing model with the primary grant in each year having the following weighted average assumptions:

	2012	2011	2010
Expected volatility (1)	27.4%	27.1%	32.4%
Expected life (2)	5 years	5 years	5 years
Expected dividend yield (3)	4.35%	4.56%	4.85%
Risk-free interest rate (4)	0.71%	2.27%	2.29%
Option valuation per share	$8.54	$8.36	$6.18

(1)
Expected volatility – For 2012 and 2011, estimated based on the historical ten-year volatility of EQR’s share price measured on a monthly basis. Prior to 2011, estimated based on the historical volatility of EQR's share price, on a monthly basis, for a period matching the expected life of each grant. This change in estimate reflects the Company's belief that the historical ten-year period provides a better estimate of the expected volatility in EQR shares over the expected life of the options.

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
The valuation method and assumptions are the same as those the Company used in accounting for option expense in its consolidated financial statements. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model is only one method of valuing options. Because the Company’s share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the actual value of the options to the recipient may be significantly different.
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
Deferred tax assets and liabilities applicable to the TRS are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected amortization of goodwill, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of December 31, 2012, the Company has recorded a deferred tax asset of approximately $36.1 million, which is fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.
The Company provided for income, franchise and excise taxes allocated as follows in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010
Income and other tax expense (benefit) (1)	$539	$728	$291
Discontinued operations, net (2)	9	(243)	87
Provision for income, franchise and excise taxes (3)	$548	$485	$378

(1)	Primarily includes state and local income, excise and franchise taxes.

(2)
Primarily represents federal income taxes (recovered) on the gains on sales of condominium units owned by a TRS and included in discontinued operations. Also represents state and local income, excise and franchise taxes on operating properties sold and included in discontinued operations.

(3)	All provisions for income tax amounts are current and none are deferred.
The Company’s TRSs have approximately $76.4 million of NOL carryforwards available as of January 1, 2013 that will expire between 2028 and 2031.
During the years ended December 31, 2012, 2011 and 2010, the Company’s tax treatment of dividends and distributions were as follows:

	Year Ended December 31,
	2012	2011	2010
Tax treatment of dividends and distributions:
Ordinary dividends	$1.375	$0.667	$0.607
Long-term capital gain	0.253	0.629	0.622
Unrecaptured section 1250 gain	0.152	0.284	0.241
Dividends and distributions declared per
Common Share/Unit outstanding	$1.780	$1.580	$1.470
The cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes as of December 31, 2012 and 2011 was approximately $11.2 billion and $11.4 billion, respectively.
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
Other

The Company is the controlling partner in various consolidated partnerships owning 19 properties and 3,475 apartment units and various completed and uncompleted development properties having a noncontrolling interest book value of $77.7 million at December 31, 2012. The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning six properties having a noncontrolling interest deficit balance of $7.4 million. These six partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of December 31, 2012, the Company estimates the value of Noncontrolling Interest distributions for these six properties would have been approximately $34.2 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the six Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on December 31, 2012 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company's Partially Owned Properties is subject to change. To the extent that the partnerships' underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these

Partially Owned Properties.
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

Effective January 1, 2013, companies are required to report, in one place, information about reclassifications out of accumulated other comprehensive income ("AOCI"). Companies will also be required to report changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under US GAAP is required in the notes. The Company does not expect this will have a material effect on its consolidated results of operations or financial position.

Effective January 1, 2009, issuers of certain convertible debt instruments that may be settled in cash on conversion were required to separately account for the liability and equity components of the instrument in a manner that reflects each issuer's nonconvertible debt borrowing rate. As the Company was required to apply this retrospectively, the accounting for its $650.0 million 3.85% convertible unsecured notes that were issued in August 2006 with a final maturity in August 2026 was affected. On August 18, 2011, the Company redeemed these notes at par ($482.5 million was outstanding on August 18, 2011) and no premium was paid. The Company recognized $11.8 million and $18.6 million in interest expense related to the stated coupon rate of 3.85% for the years ended December 31, 2011 and 2010, respectively. The amount of the conversion option as of the date of issuance calculated by the Company using a 5.80% effective interest rate was $44.3 million and was amortized to interest expense over the expected life of the convertible notes (through the first put date on August 18, 2011). Total amortization of the cash discount and conversion option discount on the unsecured notes resulted in a reduction to earnings of approximately $5.0 million and $7.8 million, respectively, or $0.02 per share/Unit and $0.03 per share/Unit, respectively, for the years ended December 31, 2011 and 2010. In addition, the Company decreased the January 1, 2009 balance of retained earnings (included in general partner's capital in the Operating Partnership's financial statements) by $27.0 million, decreased the January 1, 2009 balance of notes by $17.3 million and increased the January 1, 2009 balance of paid in capital (included in general partner's capital in the Operating Partnership's financial statements) by $44.3 million. The carrying amount of the conversion option remaining in paid in capital (included in general partner's capital in the Operating Partnership's financial statements) was $44.3 million at December 31, 2011. The cash and conversion option discounts were fully amortized at December 31, 2011.

3.	Equity, Capital and Other Interests

Equity and Redeemable Noncontrolling Interests of Equity Residential
The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and Long-Term Incentive Plan (“LTIP”) Units) for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Common Shares
Common Shares outstanding at January 1,	297,508,185	290,197,242	279,959,048
Common Shares Issued:
Conversion of Series E Preferred Shares	—	—	328,363
Conversion of Series H Preferred Shares	—	—	32,516
Conversion of OP Units	675,817	341,594	884,472
Issuance of Common Shares	25,023,919	3,866,666	6,151,198
Exercise of share options	1,608,427	2,945,948	2,506,645
Employee Share Purchase Plan (ESPP)	110,054	113,107	157,363
Restricted share grants, net	128,252	145,616	235,767
Common Shares Other:
Conversion of restricted shares to LTIP Units	—	(101,988)	—
Repurchased and retired	—	—	(58,130)
Common Shares outstanding at December 31,	325,054,654	297,508,185	290,197,242
Units
Units outstanding at January 1,	13,492,543	13,612,037	14,197,969
LTIP Units, net	70,235	120,112	92,892
OP Units issued through acquisitions/consolidations	1,081,797	—	205,648
Conversion of restricted shares to LTIP Units	—	101,988	—
Conversion of OP Units to Common Shares	(675,817)	(341,594)	(884,472)
Units outstanding at December 31,	13,968,758	13,492,543	13,612,037
Total Common Shares and Units outstanding at December 31,	339,023,412	311,000,728	303,809,279
Units Ownership Interest in Operating Partnership	4.1%	4.3%	4.5%
OP Units Issued:
Acquisitions/consolidations – per unit	$61.57	—	$40.09
Acquisitions/consolidations – valuation	$66.6 million	—	$8.2 million
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
The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at December 31, 2012 and 2011.
The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of December 31, 2012, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $398.4 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Noncontrolling Interests – Operating Partnership Units.
The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the years ended December 31, 2012, 2011 and 2010, respectively (amounts in thousands):

	2012	2011	2010
Balance at January 1,	$416,404	$383,540	$258,280
Change in market value	(38,734)	22,714	129,918
Change in carrying value	20,702	10,150	(4,658)
Balance at December 31,	$398,372	$416,404	$383,540
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
The following table presents the Company’s issued and outstanding Preferred Shares as of December 31, 2012 and 2011:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Share (2)	December 31, 2012	December 31, 2011
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at December 31, 2012 and December 31, 2011	12/10/26	$4.145	$50,000	$50,000
6.48% Series N Cumulative Redeemable Preferred; liquidation value $250 per share; 0 and 600,000 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively (3) (4)	06/19/08	$16.20	—	150,000
			$50,000	$200,000

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
Capital and Redeemable Limited Partners of ERP Operating Limited Partnership
The following tables present the changes in the Operating Partnership's issued and outstanding Units and in the limited partners' Units for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	311,000,728	303,809,279	294,157,017
Issued to General Partner:
Conversion of Series E Preference Units	—	—	328,363
Conversion of Series H Preference Units	—	—	32,516
Issuance of OP Units	25,023,919	3,866,666	6,151,198
Exercise of EQR share options	1,608,427	2,945,948	2,506,645
EQR's Employee Share Purchase Plan (ESPP)	110,054	113,107	157,363
EQR's restricted share grants, net	128,252	145,616	235,767
Issued to Limited Partners:
LTIP Units, net	70,235	120,112	92,892
OP Units issued through acquisitions/consolidations	1,081,797	—	205,648
OP Units Other:
Repurchased and retired	—	—	(58,130)
General and Limited Partner Units outstanding at December 31,	339,023,412	311,000,728	303,809,279
Limited Partner Units
Limited Partner Units outstanding at January 1,	13,492,543	13,612,037	14,197,969
Limited Partner LTIP Units, net	70,235	120,112	92,892
Limited Partner OP Units issued through acquisitions/consolidations	1,081,797	—	205,648
Conversion of EQR restricted shares to LTIP Units	—	101,988	—
Conversion of Limited Partner OP Units to EQR Common Shares	(675,817)	(341,594)	(884,472)
Limited Partner Units outstanding at December 31,	13,968,758	13,492,543	13,612,037
Limited Partner Units Ownership Interest in Operating Partnership	4.1%	4.3%	4.5%
Limited Partner OP Units Issued:
Acquisitions/consolidations – per unit	$61.57	—	$40.09
Acquisitions/consolidations – valuation	$66.6 million	—	$8.2 million
The Limited Partners of the Operating Partnership as of December 31, 2012 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of LTIP Units. Subject to certain exceptions (including the “book-up” requirements of LTIP Units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units. Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.
The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR. Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.
The Limited Partner Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer's control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at December 31, 2012 and 2011.
The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total. Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above. As of December 31, 2012, the Redeemable Limited Partner Units have a redemption value of approximately $398.4 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Limited Partner Units.
The following table presents the changes in the redemption value of the Redeemable Limited Partners for the years ended December 31, 2012, 2011 and 2010, respectively (amounts in thousands):

	2012	2011	2010
Balance at January 1,	$416,404	$383,540	$258,280
Change in market value	(38,734)	22,714	129,918
Change in carrying value	20,702	10,150	(4,658)
Balance at December 31,	$398,372	$416,404	$383,540
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
The following table presents the Operating Partnership's issued and outstanding “Preference Units” as of December 31, 2012 and 2011:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Unit (2)	December 31, 2012	December 31, 2011
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at December 31, 2012 and December 31, 2011	12/10/26	$4.145	$50,000	$50,000
6.48% Series N Cumulative Redeemable Preference Units; liquidation value $250 per unit; 0 and 600,000 units issued and outstanding at December 31, 2012 and December 31, 2011, respectively (3) (4)	06/19/08	$16.20	—	150,000
			$50,000	$200,000

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

Other
An unlimited amount of equity and debt securities remains available for issuance by EQR and ERPOP under a universal shelf registration statement that automatically became effective upon filing with the SEC in October 2010 and expires on October 15, 2013. As of December 31, 2012, issuances under the ATM (see definition below) share offering program are limited to 6.0 million additional shares. Per the terms of ERPOP's partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).
On November 28, 2012, EQR priced the issuance of 21,850,000 Common Shares at a price of $54.75 per share for total consideration of approximately $1.2 billion, after deducting underwriting commissions of $35.9 million. Concurrent with this transaction, ERPOP issued 21,850,000 OP Units to EQR.
In September 2009, the Company announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell up to 17.0 million Common Shares from time to time over the next three years (later increased by 5.7 million Common Shares and extended to February 2014) into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP's partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR has 6.0 million Common Shares remaining available for issuance under the ATM program as of December 31, 2012.
During the year ended December 31, 2012, EQR issued approximately 3.2 million Common Shares at an average price of $60.59 per share for total consideration of approximately $192.3 million through the ATM program. Concurrent with these transactions, ERPOP issued approximately 3.2 million OP Units to EQR. During the year ended December 31, 2011, EQR issued approximately 3.9 million Common Shares at an average price of $52.23 per share for total consideration of approximately $201.9 million through the ATM program. Concurrent with these transactions, ERPOP issued approximately 3.9 million OP Units to EQR. As of December 31, 2011, transactions to issue approximately 0.5 million of the 3.9 million Common Shares had not yet settled. As of December 31, 2011, the Company increased the number of Common Shares issued and outstanding by this amount and recorded a receivable of approximately $28.5 million included in other assets on the consolidated balance sheets. During the year ended December 31, 2010, EQR issued approximately 6.2 million Common Shares at an average price of $47.45 per share for total consideration of approximately $291.9 million through the ATM program. Concurrent with these transactions, ERPOP issued approximately 6.2 million OP Units to EQR.
On June 16, 2011, the shareholders of EQR approved the Company's 2011 Share Incentive Plan, as amended (the “2011 Plan”). The 2011 Plan reserved 12,980,741 Common Shares for issuance. In conjunction with the approval of the 2011 Plan, no further awards may be granted under the 2002 Share Incentive Plan. The 2011 Plan expires on June 16, 2021. See Note 12 for further discussion.
EQR has a share repurchase program authorized by the Board of Trustees under which it has authorization to repurchase up to $464.6 million of its shares as of December 31, 2012. No shares were repurchased during the years ended December 31, 2012 and 2011. During the year ended December 31, 2010, EQR repurchased 58,130 of its Common Shares at an average price of $32.46 per share for total consideration of $1.9 million. These shares were retired subsequent to the repurchases. Concurrent with these transactions, ERPOP repurchased and retired 58,130 OP Units previously issued to EQR. All of the shares repurchased during the year ended December 31, 2010 were repurchased from employees at the then current market prices to cover the minimum statutory tax withholding obligations related to the vesting of employees' restricted shares.
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
During the year ended December 31, 2012, the Company acquired all of its partner's interest in one consolidated partially owned land parcel for no cash consideration. In conjunction with this transaction, the Company increased paid in capital (included in general partner's capital in the Operating Partnership's financial statements) by $1.3 million and reduced Noncontrolling Interests – Partially Owned Properties by $1.3 million.
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
The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of December 31, 2012 and 2011 (amounts in thousands):

	2012	2011
Land	$4,554,912	$4,367,816
Depreciable property:
Buildings and improvements	14,368,179	14,262,616
Furniture, fixtures and equipment	1,343,765	1,292,124
Projects under development:
Land	210,632	75,646
Construction-in-progress	177,118	84,544
Land held for development:
Land	294,868	299,096
Construction-in-progress	58,955	26,104
Investment in real estate	21,008,429	20,407,946
Accumulated depreciation	(4,912,221)	(4,539,583)
Investment in real estate, net	$16,096,208	$15,868,363

During the year ended December 31, 2012, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated	9	1,896	$906,305
Land Parcels (six)	—	—	141,240
Total	9	1,896	$1,047,545

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

(2)	Includes entry into a long-term ground lease for a land parcel at 170 Amsterdam Avenue in New York City.

(3)	Represents the acquisition of a 97,000 square foot commercial building adjacent to our Harbor Steps apartment property in downtown Seattle for potential redevelopment.
During the year ended December 31, 2012, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	35	9,012	$1,061,334
Total	35	9,012	$1,061,334

The Company recognized a net gain on sales of discontinued operations of approximately $548.3 million on the above sales.

During the year ended December 31, 2011, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	47	14,345	$1,482,239
Land Parcel (one) (1)	—	—	22,786
Total	47	14,345	$1,505,025

(1)	Represents the sale of a land parcel, on which the Company no longer planned to develop, in suburban Washington, D.C.
The Company recognized a net gain on sales of discontinued operations of approximately $826.5 million and a net gain on sales of land parcels of approximately $4.2 million on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate
The Company and AvalonBay Communities, Inc. (NYSE: AVB) entered into an agreement to acquire the assets and liabilities of Archstone Enterprise LP, of which the Company will acquire approximately 60%, which includes approximately 75 operating properties, four properties under development and several land parcels for approximately $8.9 billion.
In addition, the Company has entered into separate agreements to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Land Parcels (three)	—	—	$45,500
Total	—	—	$45,500
In addition to the properties that were subsequently disposed of as discussed in Note 18, the Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties	50	13,772	$1,983,960
Land Parcel (one)	—	—	29,000
Total	50	13,772	$2,012,960
The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities
The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following tables and information summarize the Company’s investments in partially owned entities as of December 31, 2012 (amounts in thousands except for project and apartment unit amounts):

	Consolidated			Unconsolidated
	Development Projects
	Held for and/or Under Development (4)	Other	Total	Institutional Joint Ventures (5)

Total projects (1)	—	19	19	—

Total apartment units (1)	—	3,475	3,475	—

Balance sheet information at 12/31/12 (at 100%):
ASSETS
Investment in real estate	$161,820	$453,235	$615,055	$171,041
Accumulated depreciation	—	(159,651)	(159,651)	—
Investment in real estate, net	161,820	293,584	455,404	171,041
Cash and cash equivalents	3,884	17,221	21,105	214
Deposits – restricted	43,609	5	43,614	—
Deferred financing costs, net	—	1,019	1,019	6
Other assets	5,839	171	6,010	22
Total assets	$215,152	$312,000	$527,152	$171,283

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable	$—	$200,337	$200,337	$76,634
Accounts payable & accrued expenses	686	693	1,379	6,550
Accrued interest payable	—	782	782	342
Other liabilities	1,238	1,096	2,334	108
Security deposits	—	1,483	1,483	3
Total liabilities	1,924	204,391	206,315	83,637

Noncontrolling Interests – Partially Owned Properties	85,006	(7,318)	77,688	70,428
Company equity/General and Limited Partners' Capital	128,222	114,927	243,149	17,218
Total equity/capital	213,228	107,609	320,837	87,646
Total liabilities and equity/capital	$215,152	$312,000	$527,152	$171,283

Debt – Secured (2):
Company/Operating Partnership Ownership (3)	$—	$159,068	$159,068	$15,327
Noncontrolling Ownership	—	41,269	41,269	61,307
Total (at 100%)	$—	$200,337	$200,337	$76,634

	Consolidated			Unconsolidated
	Development Projects
	Held for and/or Under Development (4)	Other	Total	Institutional Joint Ventures (5)
Operating information for the year ended 12/31/12 (at 100%):
Operating revenue	$—	$62,405	$62,405	$7
Operating expenses	170	19,480	19,650	244
Net operating (loss) income	(170)	42,925	42,755	(237)
Depreciation	—	15,346	15,346	—
General and administrative/other	213	157	370	—
Operating (loss) income	(383)	27,422	27,039	(237)
Interest and other income	2	100	102	—
Other expenses	(264)	—	(264)	—
Interest:
Expense incurred, net	—	(9,386)	(9,386)	—
Amortization of deferred financing costs	—	(160)	(160)	—
(Loss) income before income and other taxes and net gain on sales of discontinued operations	(645)	17,976	17,331	(237)
Income and other tax (expense) benefit	(25)	(75)	(100)	—
Net gain on sales of discontinued operations	15	—	15	—
Net (loss) income	$(655)	$17,901	$17,246	$(237)

(1)	Project and apartment unit counts exclude all uncompleted development projects until those projects are substantially completed.

(2)	All debt is non-recourse to the Company.

(3)	Represents the Company’s/Operating Partnership's current equity ownership interest.

(4)	Includes 400 Park Avenue South in New York City which the Company is jointly developing with Toll Brothers.

(5)
These development projects (Nexus Sawgrass and Domain) are owned 20% by the Company and 80% by an institutional partner in two separate unconsolidated joint ventures. Total project costs are approximately $232.8 million and construction will be predominantly funded with two separate long-term, non-recourse secured loans from the partner. The Company is responsible for constructing the projects and has given certain construction cost overrun guarantees but currently has no further funding obligations. Nexus Sawgrass has a maximum debt commitment of $48.7 million and a current unconsolidated outstanding balance of $29.8 million; the loan bears interest at 5.60% and matures January 1, 2021. Domain has a maximum debt commitment of $98.6 million and a current unconsolidated outstanding balance of $46.9 million; the loan bears interest at 5.75% and matures January 1, 2022.

During the year ended December 31, 2012, the Company and its joint venture partner sold two consolidated partially owned properties consisting of 441 apartment units and recognized a net gain on the sales of approximately $21.3 million.
The Company is the controlling partner in various consolidated partnership properties and development properties having a noncontrolling interest book value of $77.7 million at December 31, 2012. The Company has identified one development partnership, consisting of a land parcel with a book value of $5.0 million, as a VIE. The Company does not have any unconsolidated VIEs.

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet (not a VIE). Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of December 31, 2012, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $203.5 million, of which Toll Brothers' noncontrolling interest balance totaled $84.0 million.

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

7.	Deposits – Restricted
The following table presents the Company’s restricted deposits as of December 31, 2012 and 2011 (amounts in thousands):

	December 31, 2012	December 31, 2011
Tax – deferred (1031) exchange proceeds	$152,182	$53,668
Earnest money on pending acquisitions	5,613	7,882
Restricted deposits on debt	—	2,370
Restricted deposits on real estate investments	44,209	43,970
Resident security and utility deposits	44,199	40,403
Other	4,239	3,944
Totals	$250,442	$152,237

8.	Debt
EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. EQR guaranteed the Operating Partnership's $500.0 million unsecured senior term loan, which was repaid at maturity on October 5, 2012, and also guarantees the Operating Partnership's revolving credit facility up to the maximum amount and for the full term of the facility.

Mortgage Notes Payable
As of December 31, 2012, the Company had outstanding mortgage debt of approximately $3.9 billion.
During the year ended December 31, 2012, the Company:

▪	Repaid $364.3 million of mortgage loans;

▪	Obtained $26.5 million of new mortgage loan proceeds; and

▪	Assumed $137.6 million of mortgage debt on two acquired properties.
The Company recorded approximately $0.3 million and $1.6 million of prepayment penalties and write-offs of unamortized deferred financing costs, respectively, during the year ended December 31, 2012 as additional interest expense related to debt extinguishment of mortgages.
As of December 31, 2012, the Company had $362.2 million of secured debt subject to third party credit enhancement.
As of December 31, 2012, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through June 15, 2051. At December 31, 2012, the interest rate range on the Company’s mortgage debt was 0.11% to 11.25%. During the year ended December 31, 2012, the weighted average interest rate on the Company’s mortgage debt was 4.96%.
The historical cost, net of accumulated depreciation, of encumbered properties was $4.4 billion and $4.9 billion at December 31, 2012 and 2011, respectively.
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

Notes
The following tables summarize the Company’s unsecured note balances and certain interest rate and maturity date information as of and for the years ended December 31, 2012 and 2011, respectively:

December 31, 2012 (Amounts are in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges
Fixed Rate Public/Private Notes (1)	$4,329,352	4.625% - 7.57%	5.70%	2013 - 2026
Floating Rate Public/Private Notes (1)	301,523	(1)	1.83%	2013
Totals	$4,630,875

December 31, 2011 (Amounts are in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges
Fixed Rate Public/Private Notes (1)	$4,803,191	4.625% - 7.57%	5.84%	2012 - 2026
Floating Rate Public/Private Notes (1)	806,383	(1)	1.67%	2012 - 2013
Totals	$5,609,574

(1)	At December 31, 2012 and 2011, $300.0 million in fair value interest rate swaps converts a portion of the $400.0 million face value 5.200% notes due April 1, 2013 to a floating interest rate.
The Company’s unsecured public debt contains certain financial and operating covenants including, among other things, maintenance of certain financial ratios. The Company was in compliance with its unsecured public debt covenants for both the years ended December 31, 2012 and 2011.
An unlimited amount of equity and debt securities remains available for issuance by EQR and ERPOP under a universal shelf registration statement that became automatically effective upon filing with the SEC in October 2010 and expires on October 15, 2013. Per the terms of ERPOP's partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).
During the year ended December 31, 2012, the Company:

▪	Repaid $253.9 million of 6.625% unsecured notes at maturity;

▪	Repaid $222.1 million of 5.500% unsecured notes at maturity;

▪	Repaid its $500.0 million term loan facility at maturity; and

▪
Entered into a new senior unsecured $500.0 million delayed draw term loan facility that could have been drawn anytime on or before July 4, 2012. The Company elected not to draw on this facility and subject to the terms of the agreement, the facility expired undrawn. The Company recorded approximately $1.0 million of write-offs of unamortized deferred financing costs at termination.

During the year ended December 31, 2011, the Company:

▪	Repaid $93.1 million of 6.95% unsecured notes at maturity;

▪	Exercised the second of its two one-year extension options for its $500.0 million term loan facility resulting in a maturity date of October 5, 2012;

▪	Redeemed $482.5 million of its 3.85% unsecured notes with a final maturity of 2026 at par and no premium was paid; and

▪
Issued $1.0 billion of ten-year 4.625% fixed rate public notes in a public offering, receiving net proceeds of $996.2 million before underwriting fees and other expenses. The notes are at an all-in effective interest rate of approximately

6.2% after termination of various forward starting swaps in conjunction with the issuance (see Note 9 for further discussion).

On November 26, 2012, the Company obtained a commitment for a senior unsecured bridge loan facility in an aggregate principal amount not to exceed $2.5 billion to finance the acquisition of 60% of the assets and liabilities of Archstone Enterprise LP ("Archstone"), a privately-held owner, operator and developer of multifamily apartment properties (see Note 18 for further discussion). The Company incurred fees totaling $16.3 million to structure this facility, of which $8.4 million was written off in 2012 in conjunction with additional capital raising activities which curtailed amounts available on this facility. See Note 18 for discussion on the cancellation of this facility.
In December 2011, the Company obtained a commitment for a senior unsecured bridge loan facility in an aggregate principal amount not to exceed $1.0 billion to finance the potential acquisition of an ownership interest in Archstone. The Company paid fees of $2.6 million to structure this facility, which were recorded as deferred financing costs and amortized in 2011. On January 6, 2012, the Company terminated this $1.0 billion bridge loan facility in connection with an amendment to the Company's revolving credit facility (see below for further discussion) and the execution of the $500.0 million delayed draw term loan facility discussed above.
On October 11, 2007, the Company closed on a $500.0 million senior unsecured term loan. Effective April 5, 2011, the Company exercised the second of its two one-year extension options, resulting in a maturity date of October 5, 2012. The Company paid off this term loan at maturity. The loan bore interest at variable rates based upon LIBOR plus a spread (0.50%) dependent upon the credit rating on the Company’s long-term senior unsecured debt.

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

Lines of Credit

In July 2011, the Company replaced its then existing unsecured revolving credit facility with a new $1.25 billion unsecured revolving credit facility maturing on July 13, 2014, subject to a one-year extension option exercisable by the Company. The Company had the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. On January 6, 2012, the Company amended this credit facility to increase available borrowings by an additional $500.0 million to $1.75 billion with all other terms, including the July 13, 2014 maturity date, remaining the same. The interest rate on advances under the credit facility was generally LIBOR plus a spread (1.15%) and the Company paid an annual facility fee of 0.2%. Both the spread and the facility fee were dependent on the credit rating of the Company's long-term debt. See Note 18 for discussion on the Company's replacement of this unsecured revolving credit facility. The facility had replaced the Company's previous $1.425 billion facility which was scheduled to mature in February 2012. The Company wrote-off $0.2 million in unamortized deferred financing costs related to the old facility.

As of December 31, 2012, the amount available on the credit facility was $1.72 billion (net of $30.2 million which was restricted/dedicated to support letters of credit) and there was no amount outstanding. See Note 18 for amounts available on the Company's replacement facility. During the year ended December 31, 2012, the weighted average interest rate was 1.35%. As of December 31, 2011, the amount available on the credit facility was $1.22 billion (net of $31.8 million which was restricted/dedicated to support letters of credit) and there was no amount outstanding. During the year ended December 31, 2011, the weighted average interest rate was 1.42%.

Other

The following table provides a summary of the aggregate payments of principal on all debt for each of the next five years and thereafter (amounts in thousands):

Year	Total (1)
2013	$526,310
2014	586,323
2015	417,812
2016	1,190,538
2017	1,446,576
Thereafter	4,341,101
Net Unamortized Premium	20,584
Total	$8,529,244

(1)	Premiums and discounts are amortized over the life of the debt.

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
The carrying values of the Company’s mortgage notes payable and unsecured notes were approximately $3.9 billion and $4.6 billion, respectively, at December 31, 2012. The fair values of the Company’s mortgage notes payable and unsecured notes were approximately $4.3 billion (Level 2) and $5.2 billion (Level 2), respectively, at December 31, 2012. The carrying values of the Company’s mortgage notes payable and unsecured notes were approximately $4.1 billion and $5.6 billion, respectively, at December 31, 2011. The fair values of the Company’s mortgage notes payable and unsecured notes were approximately $4.3 billion (Level 2) and $6.0 billion (Level 2), respectively, at December 31, 2011. The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, derivative instruments and investment securities), including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.
In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments. The Company may also use derivatives to manage its exposure to foreign exchange rates (should the Archstone transaction close) or manage commodity prices in the daily operations of the business.
The following table summarizes the Company’s consolidated derivative instruments at December 31, 2012 (dollar amounts are in thousands):

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
The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying Consolidated Balance Sheets at December 31, 2012 and 2011, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
			Quoted Prices in
			Active Markets for	Significant Other	Significant
	Balance Sheet		Identical Assets/Liabilities	Observable Inputs	Unobservable Inputs
Description	Location	12/31/2012	(Level 1)	(Level 2)	(Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$1,524	$—	$1,524	$—
Supplemental Executive Retirement Plan	Other Assets	70,655	70,655	—	—
Available-for-Sale Investment Securities	Other Assets	2,214	2,214	—	—
Total		$74,393	$72,869	$1,524	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$44,050	$—	$44,050	$—
Supplemental Executive Retirement Plan	Other Liabilities	70,655	70,655	—	—
Total		$114,705	$70,655	$44,050	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$398,372	$—	$398,372	$—

			Fair Value Measurements at Reporting Date Using
			Quoted Prices in
			Active Markets for	Significant Other	Significant
	Balance Sheet		Identical Assets/Liabilities	Observable Inputs	Unobservable Inputs
Description	Location	12/31/2011	(Level 1)	(Level 2)	(Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$8,972	$—	$8,972	$—
Supplemental Executive Retirement Plan	Other Assets	71,426	71,426	—	—
Available-for-Sale Investment Securities	Other Assets	1,550	1,550	—	—
Total		$81,948	$72,976	$8,972	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$32,278	$—	$32,278	$—
Supplemental Executive Retirement Plan	Other Liabilities	71,426	71,426	—	—
Total		$103,704	$71,426	$32,278	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$416,404	$—	$416,404	$—
The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, respectively (amounts in thousands):

December 31, 2012	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative		Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss)Recognized in Income on Hedged Item
Type of Fair Value Hedge			Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(7,448)	Fixed rate debt	Interest expense	$7,448
Total		$(7,448)			$7,448

December 31, 2011	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative		Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss)Recognized in Income on Hedged Item
Type of Fair Value Hedge			Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(3,549)	Fixed rate debt	Interest expense	$3,549
Total		$(3,549)			$3,549

December 31, 2010	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative		Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss)Recognized in Income on Hedged Item
Type of Fair Value Hedge			Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$7,335	Fixed rate debt	Interest expense	$(7,335)
Total		$7,335			$(7,335)

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
December 31, 2012	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Type of Cash Flow Hedge
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$(11,772)	Interest expense	$(14,678)	N/A	$—
Total	$(11,772)		$(14,678)		$—

	Effective Portion			Ineffective Portion
December 31, 2011	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Type of Cash Flow Hedge
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$(145,090)	Interest expense	$(4,343)	Interest expense	$(170)
Development Interest Rate Swaps/Caps	1,322	Interest expense	—	N/A	—
Total	$(143,768)		$(4,343)		$(170)

	Effective Portion			Ineffective Portion
December 31, 2010	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Type of Cash Flow Hedge
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$(68,149)	Interest expense	$(3,338)	N/A	$—
Development Interest Rate Swaps/Caps	2,255	Interest expense	—	N/A	—
Total	$(65,894)		$(3,338)		$—
As of December 31, 2012 and 2011, there were approximately $194.7 million and $197.6 million in deferred losses, net, included in accumulated other comprehensive (loss), respectively, related to derivative instruments. Based on the estimated fair values of the net derivative instruments at December 31, 2012, the Company may recognize an estimated $18.9 million of accumulated other comprehensive (loss) as additional interest expense during the year ending December 31, 2013.
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
The following tables set forth the maturity, amortized cost, gross unrealized gains and losses, book/fair value and interest and other income of the various investment securities held as of December 31, 2012 and 2011, respectively (amounts in thousands):

		Other Assets
December 31, 2012	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Book/ Fair Value	Interest and Other Income
Security
Available-for-Sale Investment Securities	N/A	$675	$1,539	$—	$2,214	$—
Total		$675	$1,539	$—	$2,214	$—

		Other Assets
December 31, 2011	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Book/ Fair Value	Interest and Other Income
Security
Available-for-Sale Investment Securities	N/A	$675	$875	$—	$1,550	$—
Total		$675	$875	$—	$1,550	$—

10.	Earnings Per Share and Earnings Per Unit

Equity Residential
The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Numerator for net income per share – basic:
Income (loss) from continuing operations	$311,555	$57,794	$(103,108)
Allocation to Noncontrolling Interests – Operating Partnership, net	(13,178)	(1,912)	5,419
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(844)	(832)	726
Preferred distributions	(10,355)	(13,865)	(14,368)
Premium on redemption of Preferred Shares	(5,152)	—	—
Income (loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	282,026	41,185	(111,331)
Discontinued operations, net of Noncontrolling Interests	544,186	838,535	380,573
Numerator for net income per share – basic	$826,212	$879,720	$269,242
Numerator for net income per share – diluted (1):
Income from continuing operations	$311,555	$57,794
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(844)	(832)
Preferred distributions	(10,355)	(13,865)
Premium on redemption of Preferred Shares	(5,152)	—
Income from continuing operations available to Common Shares	295,204	43,097
Discontinued operations, net	569,649	877,403
Numerator for net income per share – diluted (1)	$864,853	$920,500	$269,242
Denominator for net income per share – basic and diluted (1):
Denominator for net income per share – basic	302,701	294,856	282,888
Effect of dilutive securities:
OP Units	13,853	13,206
Long-term compensation shares/units	3,212	4,003
Denominator for net income per share – diluted (1)	319,766	312,065	282,888
Net income per share – basic	$2.73	$2.98	$0.95
Net income per share – diluted	$2.70	$2.95	$0.95
Net income per share – basic:
Income (loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	$0.932	$0.140	$(0.393)
Discontinued operations, net of Noncontrolling Interests	1.797	2.844	1.345
Net income per share – basic	$2.729	$2.984	$0.952
Net income per share – diluted (1):
Income (loss) from continuing operations available to Common Shares	$0.923	$0.138	$(0.393)
Discontinued operations, net	1.782	2.812	1.345
Net income per share – diluted	$2.705	$2.950	$0.952
Distributions declared per Common Share outstanding	$1.78	$1.58	$1.47

(1)
Potential common shares issuable from the assumed conversion of OP Units and the exercise/vesting of long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per share calculation as the Company had a loss from continuing operations for the year ended December 31, 2010.

Convertible preferred shares/units that could be converted into 0, 0 and 325,103 weighted average Common Shares for the years ended December 31, 2012, 2011 and 2010, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. In addition, the effect of the Common Shares that could ultimately be issued upon the conversion/exchange of the Company’s $650.0 million exchangeable senior notes ($482.5 million outstanding were redeemed on August 18, 2011) was not included in the computation of diluted earnings per share because the effects would be anti-dilutive.
For additional disclosures regarding the employee share options and restricted shares, see Notes 2 and 12.
ERP Operating Limited Partnership
The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Year Ended December 31,
	2012	2011	2010
Numerator for net income per Unit – basic and diluted (1):
Income (loss) from continuing operations	$311,555	$57,794	$(103,108)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(844)	(832)	726
Allocation to Preference Units	(10,355)	(13,865)	(14,368)
Allocation to premium on redemption of Preference Units	(5,152)	—	—
Income (loss) from continuing operations available to Units	295,204	43,097	(116,750)
Discontinued operations, net	569,649	877,403	399,091
Numerator for net income per Unit – basic and diluted (1)	$864,853	$920,500	$282,341
Denominator for net income per Unit – basic and diluted (1):
Denominator for net income per Unit – basic	316,554	308,062	296,527
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company's long-term compensation shares/units	3,212	4,003
Denominator for net income per Unit – diluted (1)	319,766	312,065	296,527
Net income per Unit – basic	$2.73	$2.98	$0.95
Net income per Unit – diluted	$2.70	$2.95	$0.95
Net income per Unit – basic:
Income (loss) from continuing operations available to Units	$0.932	$0.140	$(0.393)
Discontinued operations, net	1.797	2.844	1.345
Net income per Unit – basic	$2.729	$2.984	$0.952
Net income per Unit – diluted (1):
Income (loss) from continuing operations available to Units	$0.923	$0.138	$(0.393)
Discontinued operations, net	1.782	2.812	1.345
Net income per Unit – diluted	$2.705	$2.950	$0.952
Distributions declared per Unit outstanding	$1.78	$1.58	$1.47

(1)
Potential Units issuable from the assumed exercise/vesting of the Company's long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per Unit calculation as the Operating Partnership had a loss from continuing operations for the year ended December 31, 2010.

Convertible preference interests/units that could be converted into 0, 0 and 325,103 weighted average Common Shares (which would be contributed to the Operating Partnership in exchange for OP Units) for the years ended December 31, 2012, 2011 and 2010, respectively, were outstanding but were not included in the computation of diluted earnings per Unit because the effects would be anti-dilutive. In addition, the effect of the Common Shares/OP Units that could ultimately be issued upon the conversion/exchange of the Company's $650.0 million exchangeable senior notes ($482.5 million outstanding were redeemed on August 18, 2011) was not included in the computation of diluted earnings per Unit because the effects would be anti-dilutive.
For additional disclosures regarding the employee share options and restricted shares, see Notes 2 and 12.

11.	Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of and all properties held for sale, if any.
The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during each of the years ended December 31, 2012, 2011 and 2010 (amounts in thousands).

	Year Ended December 31,
	2012	2011	2010
REVENUES
Rental income	$69,619	$202,128	$388,480
Total revenues	69,619	202,128	388,480

EXPENSES (1)
Property and maintenance	19,575	76,727	143,158
Real estate taxes and insurance	6,055	17,061	34,148
Property management	211	266	230
Depreciation	20,910	51,037	91,934
General and administrative	77	54	42
Total expenses	46,828	145,145	269,512

Discontinued operating income	22,791	56,983	118,968

Interest and other income	155	196	848
Other expenses	(120)	(265)	(136)
Interest (2):
Expense incurred, net	(1,381)	(5,163)	(17,628)
Amortization of deferred financing costs	(65)	(1,080)	(830)
Income and other tax (expense) benefit	(9)	243	(87)

Discontinued operations	21,371	50,914	101,135
Net gain on sales of discontinued operations	548,278	826,489	297,956

Discontinued operations, net	$569,649	$877,403	$399,091

(1)	Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Company’s period of ownership.

(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.
For the properties sold during 2012, the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2011 were $516.0 million and $87.4 million, respectively.

12.	Share Incentive Plans

Any Common Shares issued pursuant to EQR's incentive equity compensation and employee share purchase plans will result in ERPOP issuing OP Units to EQR on a one-for-one basis with ERPOP receiving the net cash proceeds of such issuances.
On June 16, 2011, the shareholders of EQR approved the Company's 2011 Plan. The 2011 Plan reserved 12,980,741 Common Shares for issuance. In conjunction with the approval of the 2011 Plan, no further awards may be granted under the 2002 Share Incentive Plan. The 2011 Plan expires on June 16, 2021. As of December 31, 2012, 11,097,881 shares were available for future issuance.
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
Restricted shares that have been awarded through December 31, 2012 generally vest three years from the award date. In addition, the Company’s unvested restricted shareholders have the same voting rights as any other Common Share holder. During the three-year period of restriction, the Company’s unvested restricted shareholders receive quarterly dividend payments on their shares at the same rate and on the same date as any other Common Share holder. As a result, dividends paid on unvested restricted shares are included as a component of retained earnings (included in general partner's capital in the Operating Partnership's financial statements) and have not been considered in reducing net income available to Common Shares/Units in a manner similar to the Company’s preferred share/preference unit dividends for the earnings per share/Unit calculation. If employment is terminated prior to the lapsing of the restriction, the shares are generally canceled.
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
The following tables summarize compensation information regarding the restricted shares, LTIP Units, share options and Employee Share Purchase Plan (“ESPP”) for the three years ended December 31, 2012, 2011 and 2010 (amounts in thousands):

	Year Ended December 31, 2012
	Compensation Expense	Compensation Capitalized	Compensation Equity	Dividends Incurred
Restricted shares	$8,014	$922	$8,936	$949
LTIP Units	5,004	303	5,307	234
Share options	10,970	782	11,752	—
ESPP discount	844	121	965	—
Total	$24,832	$2,128	$26,960	$1,183

	Year Ended December 31, 2011
	Compensation Expense	Compensation Capitalized	Compensation Equity	Dividends Incurred
Restricted shares	$8,041	$1,061	$9,102	$1,121
LTIP Units	3,344	297	3,641	199
Share options	8,711	834	9,545	—
ESPP discount	1,081	113	1,194	—
Total	$21,177	$2,305	$23,482	$1,320

	Year Ended December 31, 2010
	Compensation Expense	Compensation Capitalized	Compensation Equity	Dividends Incurred
Restricted shares	$8,603	$1,178	$9,781	$1,334
LTIP Units	2,334	190	2,524	138
Share options	6,707	714	7,421	—
ESPP discount	1,231	59	1,290	—
Total	$18,875	$2,141	$21,016	$1,472
Compensation expense is generally recognized for Awards as follows:

•	Restricted shares, LTIP Units and share options – Straight-line method over the vesting period of the options or shares regardless of cliff or ratable vesting distinctions.

•	ESPP discount – Immediately upon the purchase of common shares each quarter.
The Company accelerates the recognition of compensation expense for all Awards for those individuals approaching or meeting the retirement age criteria discussed above. The total compensation expense related to Awards not yet vested at December 31, 2012 is $18.6 million, (excluding the accelerated expenses for individuals approaching or meeting the retirement age criteria discussed above) which is expected to be recognized over a weighted average term of 2.12 years.
See Note 2 for additional information regarding the Company’s share-based compensation.
The table below summarizes the Award activity of the Share Incentive Plans for the three years ended December 31, 2012, 2011 and 2010:

	Common Shares Subject to Options	Weighted Average Exercise Price per Option	Restricted Shares	Weighted Average Fair Value per Restricted Share	LTIP Units	Weighted Average Fair Value per LTIP Unit
Balance at December 31, 2009	11,349,750	$32.03	954,366	$37.10	154,616	$21.11
Awards granted (1)	1,436,115	$33.59	270,805	$34.85	94,096	$32.97
Awards exercised/vested (2) (3)	(2,506,645)	$28.68	(278,183)	$52.25	—	—
Awards forfeited	(76,275)	$29.43	(35,038)	$30.84	(1,204)	$21.11
Awards expired	(96,457)	$42.69	—	—	—	—
Balance at December 31, 2010	10,106,488	$33.00	911,950	$32.05	247,508	$25.62
Awards granted (1)	1,491,311	$53.70	170,588	$53.99	223,452	$46.64
Awards exercised/vested (2) (3) (4)	(2,945,950)	$32.27	(258,068)	$38.32	(101,988)	$38.57
Awards forfeited	(41,559)	$35.14	(126,960)	$37.19	(1,352)	$27.79
Awards expired	(16,270)	$44.13	—	—	—	—
Balance at December 31, 2011	8,594,020	$36.81	697,510	$34.17	367,620	$34.80
Awards granted (1)	1,164,484	$60.22	140,980	$60.20	70,235	$57.24
Awards exercised/vested (2) (3) (4)	(1,608,425)	$30.87	(300,809)	$23.79	(152,821)	$21.11
Awards forfeited	(23,795)	$51.55	(12,728)	$46.25	—	—
Awards expired	(11,029)	$35.53	—	—	—	—
Balance at December 31, 2012	8,115,255	$41.31	524,953	$46.81	285,034	$48.41

(1)	The weighted average grant date fair value for Options granted during the years ended December 31, 2012, 2011 and 2010 was $8.55 per share, $8.18 per share and $6.18 per share, respectively.

(2)
The aggregate intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $46.7 million, $74.8 million and $39.6 million, respectively. These values were calculated as the difference between the strike price of the underlying awards and the per share price at which each respective award was exercised.

(3)	The fair value of restricted shares vested during the years ended December 31, 2012, 2011 and 2010 was $18.0 million, $14.0 million and $9.1 million, respectively.

(4)	The fair value of LTIP Units vested during the year ended December 31, 2012 and 2011 was $9.1 million and $5.5 million, respectively.
The following table summarizes information regarding options outstanding and exercisable at December 31, 2012:

	Options Outstanding (1)			Options Exercisable (2)
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$18.70 to $24.93	1,516,051	5.20	$23.14	1,516,051	$23.14
$24.94 to $31.16	408,342	1.07	$29.21	408,342	$29.21
$31.17 to $37.39	1,559,825	5.50	$32.59	1,128,606	$32.45
$37.40 to $43.62	1,389,121	4.20	$40.46	1,389,121	$40.46
$43.63 to $49.86	61,187	7.55	$48.41	3,992	$45.33
$49.87 to $56.09	1,983,188	7.07	$53.52	891,250	$53.58
$56.10 to $62.32	1,197,541	9.08	$60.18	48,545	$59.33
$18.70 to $62.32	8,115,255	5.92	$41.31	5,385,907	$35.40
Vested and expected to vest as of December 31, 2012	7,801,412	5.82	$40.66

(1)	The aggregate intrinsic value of options outstanding that are vested and expected to vest as of December 31, 2012 is $128.4 million.

(2)	The aggregate intrinsic value and weighted average remaining contractual life in years of options exercisable as of December 31, 2012 is $114.7 million and 4.6 years, respectively.
Note: The aggregate intrinsic values in Notes (1) and (2) above were both calculated as the excess, if any, between the Company’s closing share price of $56.67 per share on December 31, 2012 and the strike price of the underlying awards.

As of December 31, 2011 and 2010, 5,415,550 Options (with a weighted average exercise price of $34.64) and 6,786,651 Options (with a weighted average exercise price of $34.89) were exercisable, respectively.

13.	Employee Plans
The Company established an Employee Share Purchase Plan to provide each employee and trustee the ability to annually acquire up to $100,000 of Common Shares of EQR. In 2003, EQR's shareholders approved an increase in the aggregate number of Common Shares available under the ESPP to 7,000,000 (from 2,000,000). The Company has 3,180,809 Common Shares available for purchase under the ESPP at December 31, 2012. The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter. The following table summarizes information regarding the Common Shares issued under the ESPP (the net proceeds noted below were contributed to ERPOP in exchange for OP Units):

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands except share and per share amounts)
Shares issued	110,054	113,107	157,363
Issuance price ranges	$46.33 – $51.78	$44.04 – $51.19	$28.26 – $41.16
Issuance proceeds	$5,399	$5,262	$5,112

The Company established a defined contribution plan (the “401(k) Plan”) to provide retirement benefits for employees that meet minimum employment criteria. The Company matches dollar for dollar up to the first 3% of eligible compensation that a participant contributes to the 401(k) Plan. Participants are vested in the Company’s contributions over five years. The Company recognized an expense in the amount of $4.4 million, $3.7 million and $4.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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

14.	Distribution Reinvestment and Share Purchase Plan
On December 16, 2008, the Company filed with the SEC a Form S-3 Registration Statement to register 5,000,000 Common Shares pursuant to a Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan"). The registration statement was automatically declared effective the same day and was to expire at the earlier of the date on which all 5,000,000 shares had been issued or December 16, 2011. On November 18, 2011, the Company filed with the SEC a Form S-3 Registration Statement to register 4,850,000 Common Shares under the DRIP Plan, which included the remaining shares available for issuance under the 2008 registration, which terminated as of such date. The registration statement was automatically declared effective the same day and expires at the earlier of the date on which all 4,850,000 shares have been issued or November 18, 2014. The Company has 4,833,763 Common Shares available for issuance under the DRIP Plan at December 31, 2012.
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
The Company leases its corporate headquarters from an entity controlled by EQR’s Chairman of the Board of Trustees. The lease terminates on January 31, 2022. Amounts incurred for such office space for the years ended December 31, 2012, 2011 and 2010, respectively, were approximately $1.3 million, $2.2 million and $2.7 million. The Company believes these amounts equal market rates for such rental space.

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

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys' fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company's defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at December 31, 2012. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of December 31, 2012, the Company has six consolidated projects (including 400 Park Avenue South in New York City which the Company is jointly developing with Toll Brothers – see further discussion below) totaling 1,536 apartment units in various stages of development with commitments to fund of approximately $406.0 million and estimated completion dates ranging through June 30, 2015, as well as other completed development projects that are in various stages of lease up or are stabilized. Five of these projects under development are being developed solely by the Company and one is being co-developed with a third party development partner.

As of December 31, 2012, the Company has two unconsolidated projects totaling 945 apartment units under development with estimated completion dates ranging through December 31, 2013. The Company currently has no further funding obligations related to these projects. While the Company is the managing member of both of the joint ventures, is responsible for constructing both projects and has given certain construction cost overrun guarantees, all major decisions are made jointly, the large majority of funding is provided by the partner and the partner has significant involvement in and oversight of the ongoing projects. The buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner's interests or sell its interests at any time following the occurrence of certain pre-defined events (including at stabilization) described in the development venture agreements.

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of December 31, 2012, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $203.5 million, of which Toll Brothers' noncontrolling interest balance totaled $84.0 million.
During the years ended December 31, 2012, 2011 and 2010, total operating lease payments expensed for office space, including a portion of real estate taxes, insurance, repairs and utilities, and including rent due under four ground leases, aggregated $8.1 million, $7.1 million and $7.6 million, respectively.

The Company has entered into a retirement benefits agreement with its Chairman of the Board of Trustees and deferred compensation agreements with its Vice Chairman and two former chief executive officers. During the years ended December 31, 2012, 2011 and 2010, the Company recognized compensation expense of $1.0 million, $1.0 million and $0.9 million, respectively, related to these agreements.
The following table summarizes the Company’s contractual obligations for minimum rent payments under operating leases and deferred compensation for the next five years and thereafter as of December 31, 2012:

Payments Due by Year (in thousands)
	2013	2014	2015	2016	2017	Thereafter	Total
Operating Leases:
Minimum Rent Payments (a)	$7,462	$8,862	$9,501	$9,462	$9,415	$691,304	$736,006
Other Long-Term Liabilities:
Deferred Compensation (b)	1,179	1,691	1,691	1,691	1,692	6,529	14,473

(a)	Minimum basic rent due for various office space the Company leases and fixed base rent due on ground leases for five properties/parcels.

(b)	Estimated payments to EQR's Chairman, Vice Chairman and two former CEO’s based on actual and planned retirement dates.

17.	Reportable Segments
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
All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the three years ended December 31, 2012, 2011 or 2010.
The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations). The Company believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Company’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the years ended December 31, 2012, 2011 and 2010, respectively, as well as total assets and capital expenditures at December 31, 2012 and 2011, respectively (amounts in thousands):

	Year Ended December 31, 2012
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$708,009	$386,813	$332,185	$441,911	$—	$1,868,918
Non-same store/other (2) (3)	110,060	54,414	19,853	60,962	(65)	245,224
Total rental income	818,069	441,227	352,038	502,873	(65)	2,114,142
Operating expenses:
Same store (1)	251,538	127,213	127,279	143,884	—	649,914
Non-same store/other (2) (3)	33,423	24,755	7,550	20,837	3,285	89,850
Total operating expenses	284,961	151,968	134,829	164,721	3,285	739,764
NOI:
Same store (1)	456,471	259,600	204,906	298,027	—	1,219,004
Non-same store/other (2) (3)	76,637	29,659	12,303	40,125	(3,350)	155,374
Total NOI	$533,108	$289,259	$217,209	$338,152	$(3,350)	$1,374,378

Total assets	$6,972,992	$2,953,700	$2,268,805	$3,191,403	$1,814,100	$17,201,000

Capital expenditures	$58,298	$35,650	$27,521	$28,505	$2,854	$152,828

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2011, less properties subsequently sold, which represented 98,577 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2011, plus any properties in lease-up and not stabilized as of January 1, 2011.

(3)	Other includes development and other corporate operations.

	Year Ended December 31, 2011
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$671,633	$356,822	$317,205	$425,789	$—	$1,771,449
Non-same store/other (2) (3)	51,566	9,900	14,488	30,539	(3,477)	103,016
Total rental income	723,199	366,722	331,693	456,328	(3,477)	1,874,465
Operating expenses:
Same store (1)	245,166	125,008	123,720	144,777	—	638,671
Non-same store/other (2) (3)	14,101	3,946	5,165	12,144	7,326	42,682
Total operating expenses	259,267	128,954	128,885	156,921	7,326	681,353
NOI:
Same store (1)	426,467	231,814	193,485	281,012	—	1,132,778
Non-same store/other (2) (3)	37,465	5,954	9,323	18,395	(10,803)	60,334
Total NOI	$463,932	$237,768	$202,808	$299,407	$(10,803)	$1,193,112

Total assets	$6,550,979	$2,816,078	$2,340,902	$3,238,164	$1,713,180	$16,659,303

Capital expenditures	$51,203	$32,522	$24,813	$27,792	$8,122	$144,452

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2011, less properties subsequently sold, which represented 98,577 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2011, plus any properties in lease-up and not stabilized as of January 1, 2011.

(3)	Other includes development, condominium conversion overhead of $0.4 million and other corporate operations.

	Year Ended December 31, 2010
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$553,561	$322,427	$342,080	$412,414	$—	$1,630,482
Non-same store/other (2) (3)	95,493	18,825	9,009	13,587	(3,604)	133,310
Properties sold in 2012 (4)	—	—	—	—	(98,559)	(98,559)
Total rental income	649,054	341,252	351,089	426,001	(102,163)	1,665,233
Operating expenses:
Same store (1)	207,131	119,797	139,550	147,732	—	614,210
Non-same store/other (2) (3)	48,119	8,300	3,729	7,198	12,230	79,576
Properties sold in 2012 (4)	—	—	—	—	(39,015)	(39,015)
Total operating expenses	255,250	128,097	143,279	154,930	(26,785)	654,771
NOI:
Same store (1)	346,430	202,630	202,530	264,682	—	1,016,272
Non-same store/other (2) (3)	47,374	10,525	5,280	6,389	(15,834)	53,734
Properties sold in 2012 (4)	—	—	—	—	(59,544)	(59,544)
Total NOI	$393,804	$213,155	$207,810	$271,071	$(75,378)	$1,010,462

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2010, less properties subsequently sold, which represented 101,312 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2010, plus any properties in lease-up and not stabilized as of January 1, 2010.

(3)	Other includes development, condominium conversion overhead of $0.6 million and other corporate operations.

(4)	Reflects discontinued operations for properties sold during 2012.
Note: Markets included in the above geographic segments are as follows:
(a) Northeast – New England (excluding Boston), Boston, New York Metro, DC Northern Virginia and Suburban Maryland.
(b) Northwest – Denver, San Francisco Bay Area and Seattle/Tacoma.
(c) Southeast – Atlanta, Jacksonville, Orlando and South Florida.
(d) Southwest – Inland Empire, Los Angeles, Orange County, Phoenix and San Diego.

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the years ended December 31, 2012, 2011 and 2010, respectively (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010
Rental income	$2,114,142	$1,874,465	$1,665,233
Property and maintenance expense	(415,986)	(387,968)	(374,135)
Real estate taxes and insurance expense	(241,876)	(211,518)	(200,779)
Property management expense	(81,902)	(81,867)	(79,857)
Total operating expenses	(739,764)	(681,353)	(654,771)
Net operating income	$1,374,378	$1,193,112	$1,010,462

18.	Subsequent Events/Other
Subsequent Events
Subsequent to December 31, 2012, the Company:

•	Sold 16 properties consisting of 4,798 apartment units for $779.7 million;

•
Entered into an agreement to sell a portfolio of assets including 8,010 units to a joint venture of Greystar and Goldman Sachs for $1.5 billion, of which the Company has sold ten properties, consisting of 2,911 apartment units for $557.8 million that are included in the bullet above;

•	Terminated its $2.5 billion bridge loan commitment in connection with the execution of the new revolving credit facility and term loan facility discussed below;

•
Replaced its existing $1.75 billion facility with a new $2.5 billion unsecured revolving credit facility maturing April 1, 2018, with an interest rate on advances under the facility of LIBOR plus a spread (currently 1.05%) and an annual facility fee (currently 15 basis points), which are dependent on the credit rating of the Company's long-term debt. The Company has the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments; and

•
Entered into a new senior unsecured $750.0 million delayed draw term loan facility which is currently undrawn and may be drawn anytime on or before July 11, 2013. If the Company elects to draw on this facility, the full amount of the principal will be funded in a single borrowing and the maturity date will be January 11, 2015, subject to a one-year extension option exercisable by the Company. The interest rate on advances under the new term loan facility will generally be LIBOR plus a spread (currently 1.20%), which is dependent on the credit rating of the Company's long-term debt.

Other
During the years ended December 31, 2012, 2011 and 2010, the Company incurred charges of $12.6 million, $9.5 million and $6.6 million, respectively, related to property acquisition costs, such as survey, title and legal fees, on the acquisition of operating properties and $9.0 million, $5.1 million and $5.3 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions. These costs, totaling $21.6 million, $14.6 million and $11.9 million, respectively, are included in other expenses in the accompanying consolidated statements of operations.

During the year ended December 31, 2012, the Company settled a dispute with the owners of a land parcel for $4.2 million, which is included in other expenses in the accompanying consolidated statements of operations.

During the year ended December 31, 2011, the Company received $4.5 million for the termination of its royalty participation in LRO/Rainmaker, a revenue management system, which is included in interest and other income in the accompanying consolidated statements of operations. During the year ended December 31, 2010, an arbitration panel awarded commissions, interest and costs in the amount of $1.7 million to the listing and marketing agent related to 38 potential condo sales at one of the Company’s properties. In addition, during 2011 and 2010, the Company received $0.8 million and $5.2 million, respectively, for the settlement of litigation/insurance claims, which are included in interest and other income in the accompanying consolidated statements of operations.

During the year ended December 31, 2011, the Company disposed of its corporate housing business for a sales price of approximately $4.0 million, of which the Company provided $2.0 million of seller financing to the buyer. At the time of sale, the full amount of the seller financing was reserved against and the related gain was deferred. During the years ended December 31, 2012 and 2011, the Company collected $0.3 million and $0.2 million, respectively, on this note receivable and has recognized a cumulative net gain on the sale of approximately $1.4 million.

On November 26, 2012, the Company and AvalonBay Communities, Inc. ("AvalonBay" or "AVB") (NYSE:AVB) entered into a contract with Lehman Brothers Holdings Inc. ("Lehman") to acquire the assets and liabilities of Archstone Enterprise LP ("Archstone"), which consists principally of a portfolio of high-quality apartment properties in major markets in the United States. Under the terms of the agreement, the Company will acquire approximately 60% of Archstone's assets and liabilities and AvalonBay will acquire approximately 40% of Archstone's assets and liabilities. The Company will acquire approximately 75 operating properties, four properties under development and several land parcels to be held for future development for approximately $8.9 billion which will consist of cash of approximately $2.0 billion, 34,468,085 Common Shares and the assumption of the Company's portion of the liabilities related to the Archstone assets (other than certain liabilities owed to Lehman and certain transaction expenses). The Company also expects to assume approximately $3 billion of consolidated Archstone debt. In addition, the Company and AvalonBay will acquire certain assets of Archstone, including Archstone’s interests in certain joint ventures, interests in a portfolio of properties located in Germany and certain development land parcels, and will become subject to approximately $179.9 million in preferred interests of Archstone unitholders through various unconsolidated joint ventures expected to be owned 60% by the Company and 40% by AvalonBay. The transaction is expected to close in the first quarter of 2013.

On December 2, 2011, the Company entered into a contract with affiliates of Bank of America and Barclays PLC to acquire, for $1.325 billion, half of their interests - an approximately 26.5% interest overall - in Archstone, a privately-held owner, operator and developer of multifamily apartment properties. On January 20, 2012, Lehman, the other owner of Archstone, acquired this 26.5% interest pursuant to a right of first offer and as a result, the Company's contract with the sellers was terminated. The Company had the exclusive right, exercisable on or before May 24, 2012, to contract to purchase the remaining 26.5% interest in

Archstone owned by the same sellers for a price, determined by the Company, equal to $1.5 billion or higher. On May 24, 2012, the Company entered into a contract to purchase the remaining 26.5% interest in Archstone for $1.58 billion and Lehman exercised its right of first offer and acquired this 26.5% interest for $1.58 billion on June 6, 2012. As a result, the Company's contract was terminated and by the terms of the contract, the Company received $150.0 million in termination fees subject to certain contingencies. Consistent with the resolution of these contingencies, the Company recognized $70.0 million of these fees as interest and other income in July 2012 and recognized the remaining $80.0 million in October 2012.

During the year ended December 31, 2010, the Company recorded a $45.4 million non-cash asset impairment charge on two parcels of land held for development as a result of changes in the Company’s future plans for those parcels. The Company planned to sell one parcel in the near term and contemplated a joint venture structure for the other, necessitating this impairment charge. This charge was the result of an analysis of each parcel’s estimated fair value (determined using internally developed models that were based on market assumptions and comparable sales data) compared to its current capitalized carrying value. The market assumptions used as inputs to the Company’s fair value model include construction costs, leasing assumptions, growth rates, discount rates, terminal capitalization rates and development yields, along with the Company’s current plans for each individual asset. The Company uses data on its existing portfolio of properties and its recent acquisition and development properties, as well as similar market data from third party sources, when available, in determining these inputs. The valuation techniques used to measure fair value are consistent with how similar assets were measured in prior periods.

During the year ended December 31, 2012, the Company incurred Archstone-related expenses of approximately $14.0 million. Cumulative to date, the Company incurred Archstone-related expenses of approximately $18.4 million, of which approximately $11.0 million of this total was financing-related and $7.4 million was pursuit costs.

In 2010, a portion of the parking garage collapsed at one of the Company’s rental properties (Prospect Towers in Hackensack, New Jersey). The costs related to the collapse (both expensed and capitalized), including providing for residents’ interim needs, lost revenue and garage reconstruction, were approximately $22.8 million, before insurance reimbursements of $13.6 million. The garage has been rebuilt with costs capitalized as incurred. Other costs, like those to accommodate displaced residents, lost revenue due to a portion of the property being temporarily unavailable for occupancy and legal costs, reduced earnings as they were incurred. Generally, insurance proceeds were recorded as increases to earnings as they were received. During the year ended December 31, 2012, the Company received approximately $3.5 million in insurance proceeds (included in real estate taxes and insurance on the consolidated statements of operations), which represented its final reimbursement of the $13.6 million in cumulative insurance proceeds. During the year ended December 31, 2011, the Company received approximately $6.1 million in insurance proceeds which offset expenses of $1.7 million that were recorded relating to this loss and are included in real estate taxes and insurance on the consolidated statements of operations. During the year ended December 31, 2010, the Company received approximately $4.0 million in insurance proceeds which fully offset the impairment charge recognized to write-off the net book value of the collapsed garage and partially offset expenses of $5.5 million that were recorded relating to this loss and are included in real estate taxes and insurance on the consolidated statements of operations.

19.	Quarterly Financial Data (Unaudited)

Equity Residential
The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. All amounts have also been restated in accordance with the guidance on discontinued operations and reflect dispositions and/or properties held for sale through December 31, 2012. Amounts are in thousands, except for per share amounts.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012	3/31	6/30	9/30	12/31
Total revenues (1)	$505,761	$525,630	$544,674	$547,650
Operating income (1)	140,889	158,988	179,867	188,214
Income from continuing operations (1)	12,654	30,213	128,433	140,255
Discontinued operations, net (1)	139,513	78,102	107,890	244,144
Net income *	152,167	108,315	236,323	384,399
Net income available to Common Shares	141,833	99,797	218,603	365,979
Earnings per share – basic:
Net income available to Common Shares	$0.47	$0.33	$0.73	$1.18
Weighted average Common Shares outstanding	298,805	300,193	301,336	310,398
Earnings per share – diluted:
Net income available to Common Shares	$0.47	$0.33	$0.72	$1.17
Weighted average Common Shares outstanding	315,230	317,648	318,773	327,108

(1)
The amounts presented for the first three quarters of 2012 are not equal to the same amounts previously reported in the respective Form 10-Q’s filed with the SEC for each period as a result of changes in discontinued operations due to additional property sales which occurred throughout 2012. Below is a reconciliation to the amounts previously reported:

	First Quarter	Second Quarter	Third Quarter
2012	3/31	6/30	9/30
Total revenues previously reported in Form 10-Q	$527,659	$543,781	$556,144
Total revenues subsequently reclassified to discontinued operations	(21,898)	(18,151)	(11,470)
Total revenues disclosed in Form 10-K	$505,761	$525,630	$544,674

Operating income previously reported in Form 10-Q	$146,152	$165,711	$184,127
Operating income subsequently reclassified to discontinued operations	(5,263)	(6,723)	(4,260)
Operating income disclosed in Form 10-K	$140,889	$158,988	$179,867

Income from continuing operations previously reported in Form 10-Q	$17,389	$36,558	$132,681
Income from continuing operations subsequently reclassified to discontinued operations	(4,735)	(6,345)	(4,248)
Income from continuing operations disclosed in Form 10-K	$12,654	$30,213	$128,433

Discontinued operations, net previously reported in Form 10-Q	$134,778	$71,757	$103,642
Discontinued operations, net from properties sold subsequent to the respective reporting period	4,735	6,345	4,248
Discontinued operations, net disclosed in Form 10-K	$139,513	$78,102	$107,890

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011	3/31	6/30	9/30	12/31
Total revenues (2)	$445,408	$462,881	$482,852	$492,350
Operating income (2)	110,042	134,130	142,781	154,722
(Loss) income from continuing operations (2)	(13,322)	10,336	28,274	32,506
Discontinued operations, net (2)	146,388	571,417	84,703	74,895
Net income *	133,066	581,753	112,977	107,401
Net income available to Common Shares	123,865	552,457	104,382	99,016
Earnings per share – basic:
Net income available to Common Shares	$0.42	$1.88	$0.35	$0.33
Weighted average Common Shares outstanding	292,895	294,663	295,831	295,990
Earnings per share – diluted:
Net income available to Common Shares	$0.42	$1.85	$0.35	$0.33
Weighted average Common Shares outstanding	292,895	312,199	312,844	312,731

(2)
The amounts presented for the four quarters of 2011 are not equal to the same amounts previously reported in the Form 8-K filed with the SEC on June 13, 2012 (for the first and fourth quarters of 2011), the second quarter 2012 Form 10-Q filed with the SEC on August 2, 2012 (for the second quarter of 2011) and the third quarter 2012 Form 10-Q filed with the SEC on November 1, 2012 (for the third quarter of 2011) as a result of changes in discontinued operations due to additional property sales which occurred throughout 2012. Below is a reconciliation to the amounts previously reported:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011	3/31	6/30	9/30	12/31
Total revenues previously reported in June 2012 Form 8-K/Form 10-Q	$466,356	$480,367	$493,872	$514,127
Total revenues subsequently reclassified to discontinued operations	(20,948)	(17,486)	(11,020)	(21,777)
Total revenues disclosed in Form 10-K	$445,408	$462,881	$482,852	$492,350

Operating income previously reported in June 2012 Form 8-K/Form 10-Q	$115,953	$139,857	$144,814	$159,953
Operating income subsequently reclassified to discontinued operations	(5,911)	(5,727)	(2,033)	(5,231)
Operating income disclosed in Form 10-K	$110,042	$134,130	$142,781	$154,722

(Loss) income from continuing operations previously reported in June 2012 Form 8-K/Form 10-Q	$(8,913)	$15,126	$30,217	$36,771
Income from continuing operations subsequently reclassified to discontinued operations	(4,409)	(4,790)	(1,943)	(4,265)
(Loss) income from continuing operations disclosed in Form 10-K	$(13,322)	$10,336	$28,274	$32,506

Discontinued operations, net previously reported in June 2012 Form 8-K/Form 10-Q	$141,979	$566,627	$82,760	$70,630
Discontinued operations, net from properties sold subsequent to the respective reporting period	4,409	4,790	1,943	4,265
Discontinued operations, net disclosed in Form 10-K	$146,388	$571,417	$84,703	$74,895
* The Company did not have any extraordinary items or cumulative effect of change in accounting principle during the years ended December 31, 2012 and 2011. Therefore, income before extraordinary items and cumulative effect of change in accounting principle is not shown as it was equal to the net income amounts disclosed above.

ERP Operating Limited Partnership

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. All amounts have also been restated in accordance with the guidance on discontinued operations and reflect dispositions and/or properties held for sale through December 31, 2012. Amounts are in thousands, except for per Unit amounts.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012	3/31	6/30	9/30	12/31
Total revenues (1)	$505,761	$525,630	$544,674	$547,650
Operating income (1)	140,889	158,988	179,867	188,214
Income from continuing operations (1)	12,654	30,213	128,433	140,255
Discontinued operations, net (1)	139,513	78,102	107,890	244,144
Net income *	152,167	108,315	236,323	384,399
Net income available to Units	148,251	104,529	229,099	382,974
Earnings per Unit – basic:
Net income available to Units	$0.47	$0.33	$0.73	$1.18
Weighted average Units outstanding	312,011	314,255	315,513	324,364
Earnings per Unit – diluted:
Net income available to Units	$0.47	$0.33	$0.72	$1.17
Weighted average Units outstanding	315,230	317,648	318,773	327,108

(1)
The amounts presented for the first three quarters of 2012 are not equal to the same amounts previously reported in the respective Form 10-Q’s filed with the SEC for each period as a result of changes in discontinued operations due to additional property sales which occurred throughout 2012. Below is a reconciliation to the amounts previously reported:

	First Quarter	Second Quarter	Third Quarter
2012	3/31	6/30	9/30
Total revenues previously reported in Form 10-Q	$527,659	$543,781	$556,144
Total revenues subsequently reclassified to discontinued operations	(21,898)	(18,151)	(11,470)
Total revenues disclosed in Form 10-K	$505,761	$525,630	$544,674

Operating income previously reported in Form 10-Q	$146,152	$165,711	$184,127
Operating income subsequently reclassified to discontinued operations	(5,263)	(6,723)	(4,260)
Operating income disclosed in Form 10-K	$140,889	$158,988	$179,867

Income from continuing operations previously reported in Form 10-Q	$17,389	$36,558	$132,681
Income from continuing operations subsequently reclassified to discontinued operations	(4,735)	(6,345)	(4,248)
Income from continuing operations disclosed in Form 10-K	$12,654	$30,213	$128,433

Discontinued operations, net previously reported in Form 10-Q	$134,778	$71,757	$103,642
Discontinued operations, net from properties sold subsequent to the respective reporting period	4,735	6,345	4,248
Discontinued operations, net disclosed in Form 10-K	$139,513	$78,102	$107,890

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011	3/31	6/30	9/30	12/31
Total revenues (2)	$445,408	$462,881	$482,852	$492,350
Operating income (2)	110,042	134,130	142,781	154,722
(Loss) income from continuing operations (2)	(13,322)	10,336	28,274	32,506
Discontinued operations, net (2)	146,388	571,417	84,703	74,895
Net income *	133,066	581,753	112,977	107,401
Net income available to Units	129,640	578,215	109,124	103,521
Earnings per Unit – basic:
Net income available to Units	$0.42	$1.88	$0.35	$0.33
Weighted average Units outstanding	306,248	307,954	308,884	309,120
Earnings per Unit – diluted:
Net income available to Units	$0.42	$1.85	$0.35	$0.33
Weighted average Units outstanding	306,248	312,199	312,844	312,731

(2)
The amounts presented for the four quarters of 2011 are not equal to the same amounts previously reported in the Form 8-K filed with the SEC on June 13, 2012 (for the first and fourth quarters of 2011), the second quarter 2012 Form 10-Q filed with the SEC on August 2, 2012 (for the second quarter of 2011) and the third quarter 2012 Form 10-Q filed with the SEC on November 1, 2012 (for the third quarter of 2011) as a result of changes in discontinued operations due to additional property sales which occurred throughout 2012. Below is a reconciliation to the amounts previously reported:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011	3/31	6/30	9/30	12/31
Total revenues previously reported in June 2012 Form 8-K/Form 10-Q	$466,356	$480,367	$493,872	$514,127
Total revenues subsequently reclassified to discontinued operations	(20,948)	(17,486)	(11,020)	(21,777)
Total revenues disclosed in Form 10-K	$445,408	$462,881	$482,852	$492,350

Operating income previously reported in June 2012 Form 8-K/Form 10-Q	$115,953	$139,857	$144,814	$159,953
Operating income subsequently reclassified to discontinued operations	(5,911)	(5,727)	(2,033)	(5,231)
Operating income disclosed in Form 10-K	$110,042	$134,130	$142,781	$154,722

(Loss) income from continuing operations previously reported in June 2012 Form 8-K/Form 10-Q	$(8,913)	$15,126	$30,217	$36,771
Income from continuing operations subsequently reclassified to discontinued operations	(4,409)	(4,790)	(1,943)	(4,265)
(Loss) income from continuing operations disclosed in Form 10-K	$(13,322)	$10,336	$28,274	$32,506

Discontinued operations, net previously reported in June 2012 Form 8-K/Form 10-Q	$141,979	$566,627	$82,760	$70,630
Discontinued operations, net from properties sold subsequent to the respective reporting period	4,409	4,790	1,943	4,265
Discontinued operations, net disclosed in Form 10-K	$146,388	$571,417	$84,703	$74,895
* The Operating Partnership did not have any extraordinary items or cumulative effect of change in accounting principle during the years ended December 31, 2012 and 2011. Therefore, income before extraordinary items and cumulative effect of change in accounting principle is not shown as it was equal to the net income amounts disclosed above.

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
Overall Summary
December 31, 2012

	Properties (H)	Units (H)	Investment in Real Estate, Gross	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances
Wholly Owned Unencumbered	269	73,732	$14,676,449,487	$(3,266,454,538)	$11,409,994,949	$—
Wholly Owned Encumbered	113	33,124	5,716,925,544	(1,486,115,893)	4,230,809,651	2,392,135,994
Portfolio/Entity Encumbrances (1)	—	—	—	—	—	1,305,895,707
Wholly Owned Properties	382	106,856	20,393,375,031	(4,752,570,431)	15,640,804,600	3,698,031,701

Partially Owned Unencumbered	9	1,639	375,326,934	(72,825,847)	302,501,087	—
Partially Owned Encumbered	10	1,836	239,727,289	(86,824,773)	152,902,516	200,337,000
Partially Owned Properties	19	3,475	615,054,223	(159,650,620)	455,403,603	200,337,000

Total Unencumbered Properties	278	75,371	15,051,776,421	(3,339,280,385)	11,712,496,036	—
Total Encumbered Properties	123	34,960	5,956,652,833	(1,572,940,666)	4,383,712,167	3,898,368,701
Total Consolidated Investment in Real Estate	401	110,331	$21,008,429,254	$(4,912,221,051)	$16,096,208,203	$3,898,368,701

(1)	See attached Encumbrances Reconciliation.

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
Encumbrances Reconciliation
December 31, 2012

Portfolio/Entity Encumbrances	Number of Properties Encumbered by	See Properties With Note:	Amount
EQR-Fanwell 2007 LP	6	I	$212,895,707
EQR-Wellfan 2008 LP (R)	15	J	550,000,000
EQR-SOMBRA 2008 LP	16	K	543,000,000
Portfolio/Entity Encumbrances	37		1,305,895,707
Individual Property Encumbrances			2,592,472,994
Total Encumbrances per Financial Statements			$3,898,368,701

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation
(Amounts in thousands)
The changes in total real estate for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Balance, beginning of year	$20,407,946	$19,702,371	$18,465,144
Acquisitions and development	1,250,633	1,721,895	1,789,948
Improvements	161,460	151,476	141,199
Dispositions and other	(811,610)	(1,167,796)	(693,920)
Balance, end of year	$21,008,429	$20,407,946	$19,702,371

The changes in accumulated depreciation for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Balance, beginning of year	$4,539,583	$4,337,357	$3,877,564
Depreciation	684,992	663,616	673,403
Dispositions and other	(312,354)	(461,390)	(213,610)
Balance, end of year	$4,912,221	$4,539,583	$4,337,357

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2012

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/12
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/12 (B)	Encumbrances
Wholly Owned Unencumbered:
1111 Belle Pre (fka The Madison)	Alexandria, VA	(F)	—	$18,937,702	$37,877,314	$—	$18,937,702	$37,877,314	$56,815,016	$—	$56,815,016	$—
1210 Mass	Washington, D.C. (G)	2004	144	9,213,512	36,559,189	369,571	9,213,512	36,928,760	46,142,272	(10,194,139)	35,948,133	—
1401 Joyce on Pentagon Row	Arlington, VA	2004	326	9,780,000	89,668,165	342,173	9,780,000	90,010,338	99,790,338	(15,192,413)	84,597,925	—
1500 Mass Ave	Washington, D.C. (G)	1951	556	54,638,298	40,361,702	8,795,872	54,638,298	49,157,574	103,795,872	(7,649,140)	96,146,732	—
1660 Peachtree	Atlanta, GA	1999	355	7,924,126	23,533,831	2,389,186	7,924,126	25,923,017	33,847,143	(9,230,807)	24,616,336	—
170 Amsterdam	New York, NY	(F)	—	—	13,963,833	—	—	13,963,833	13,963,833	—	13,963,833	—
175 Kent	Brooklyn, NY (G)	2011	113	22,037,831	53,962,169	243,898	22,037,831	54,206,067	76,243,898	(4,216,749)	72,027,149	—
200 N Lemon Street	Anaheim, CA	(F)	—	5,865,235	1,101,382	—	5,865,235	1,101,382	6,966,617	—	6,966,617	—
204-206 Pine Street/1610 2nd Avenue	Seattle, WA	(F)	—	22,106,464	649,599	—	22,106,464	649,599	22,756,063	—	22,756,063	—
2201 Pershing Drive	Arlington, VA (G)	2012	188	11,321,198	44,765,635	—	11,321,198	44,765,635	56,086,833	(450,254)	55,636,579	—
2400 M St	Washington, D.C. (G)	2006	359	30,006,593	114,013,785	1,000,694	30,006,593	115,014,479	145,021,072	(29,680,867)	115,340,205	—
420 East 80th Street	New York, NY	1961	155	39,277,000	23,026,984	3,147,355	39,277,000	26,174,339	65,451,339	(8,443,786)	57,007,553	—
425 Mass	Washington, D.C. (G)	2009	559	28,150,000	138,600,000	2,576,004	28,150,000	141,176,004	169,326,004	(17,049,061)	152,276,943	—
51 University	Seattle, WA (G)	1918	—	3,640,000	8,110,000	2,701,350	3,640,000	10,811,350	14,451,350	(712,398)	13,738,952	—
600 Washington	New York, NY (G)	2004	135	32,852,000	43,140,551	265,843	32,852,000	43,406,394	76,258,394	(12,277,937)	63,980,457	—
70 Greene	Jersey City, NJ (G)	2010	480	28,108,899	236,965,465	354,235	28,108,899	237,319,700	265,428,599	(24,275,876)	241,152,723	—
71 Broadway	New York, NY (G)	1997	238	22,611,600	77,492,171	9,556,159	22,611,600	87,048,330	109,659,930	(24,557,822)	85,102,108	—
77 Bluxome	San Francisco, CA	2007	102	5,249,124	18,609,876	3,000	5,249,124	18,612,876	23,862,000	(800,641)	23,061,359	—
777 Sixth	New York, NY (G)	2002	294	65,352,706	65,747,294	963,284	65,352,706	66,710,578	132,063,284	(14,064,378)	117,998,906	—
88 Hillside	Daly City, CA (G)	2011	95	7,786,800	31,587,325	1,199,160	7,786,800	32,786,485	40,573,285	(1,729,297)	38,843,988	—
Abington Glen	Abington, MA	1968	90	553,105	3,697,396	2,451,825	553,105	6,149,221	6,702,326	(3,503,755)	3,198,571	—
Acacia Creek	Scottsdale, AZ	1988-1994	304	3,663,473	21,172,386	3,212,070	3,663,473	24,384,456	28,047,929	(13,038,183)	15,009,746	—
Arboretum (MA)	Canton, MA	1989	156	4,685,900	10,992,751	2,314,573	4,685,900	13,307,324	17,993,224	(7,050,395)	10,942,829	—
Arches, The	Sunnyvale, CA	1974	410	26,650,000	62,850,000	260,963	26,650,000	63,110,963	89,760,963	(6,891,107)	82,869,856	—
Arden Villas	Orlando, FL	1999	336	5,500,000	28,600,796	3,597,034	5,500,000	32,197,830	37,697,830	(10,746,048)	26,951,782	—
Artisan on Second	Los Angeles, CA	2008	118	8,000,400	36,074,600	82,421	8,000,400	36,157,021	44,157,421	(3,559,876)	40,597,545	—
Ashton, The	Corona Hills, CA	1986	492	2,594,264	33,042,398	6,518,162	2,594,264	39,560,560	42,154,824	(21,978,074)	20,176,750	—
Auvers Village	Orlando, FL	1991	480	3,808,823	29,322,243	6,786,446	3,808,823	36,108,689	39,917,512	(19,110,881)	20,806,631	—
Avenue Royale	Jacksonville, FL	2001	200	5,000,000	17,785,388	1,124,183	5,000,000	18,909,571	23,909,571	(5,937,852)	17,971,719	—
Avenue Two	Redwood City, CA	1972	123	7,995,000	18,005,000	489,020	7,995,000	18,494,020	26,489,020	(1,575,938)	24,913,082	—
Ball Park Lofts	Denver, CO (G)	2003	352	5,481,556	51,658,741	3,893,128	5,481,556	55,551,869	61,033,425	(17,157,845)	43,875,580	—
Barrington Place	Oviedo, FL	1998	233	6,990,000	15,740,825	2,730,072	6,990,000	18,470,897	25,460,897	(7,843,278)	17,617,619	—
Bay Hill	Long Beach, CA	2002	160	7,600,000	27,437,239	865,963	7,600,000	28,303,202	35,903,202	(9,024,015)	26,879,187	—
Beatrice, The	New York, NY	2010	302	114,351,405	165,648,595	62,962	114,351,405	165,711,557	280,062,962	(11,236,427)	268,826,535	—
Bella Terra I	Mukilteo, WA (G)	2002	235	5,686,861	26,070,540	857,703	5,686,861	26,928,243	32,615,104	(9,102,006)	23,513,098	—
Bella Vista	Phoenix, AZ	1995	248	2,978,879	20,641,333	3,502,271	2,978,879	24,143,604	27,122,483	(13,556,807)	13,565,676	—
Bella Vista I, II, III Combined	Woodland Hills, CA	2003-2007	579	31,682,754	121,095,786	1,958,281	31,682,754	123,054,067	154,736,821	(32,592,195)	122,144,626	—
Bellagio Apartment Homes	Scottsdale, AZ	1995	202	2,626,000	16,025,041	1,187,110	2,626,000	17,212,151	19,838,151	(5,794,129)	14,044,022	—
Belle Arts Condominium Homes, LLC	Bellevue, WA	2000	1	63,158	248,929	(5,320)	63,158	243,609	306,767	—	306,767	—
Belle Fontaine	Marina del Ray, CA	2003	102	9,098,808	28,701,192	99,785	9,098,808	28,800,977	37,899,785	(2,069,640)	35,830,145	—
Berkeley Land	Berkeley, CA	(F)	—	13,908,910	3,695,312	—	13,908,910	3,695,312	17,604,222	—	17,604,222	—
Bishop Park	Winter Park, FL	1991	324	2,592,000	17,990,436	3,865,598	2,592,000	21,856,034	24,448,034	(11,979,910)	12,468,124	—
Bradford Apartments	Newington, CT	1964	64	401,091	2,681,210	683,876	401,091	3,365,086	3,766,177	(1,585,948)	2,180,229	—
Briar Knoll Apts	Vernon, CT	1986	150	928,972	6,209,988	1,520,407	928,972	7,730,395	8,659,367	(3,687,102)	4,972,265	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2012

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/12
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/12 (B)	Encumbrances
Briarwood (CA)	Sunnyvale, CA	1985	192	9,991,500	22,247,278	1,938,816	9,991,500	24,186,094	34,177,594	(11,992,871)	22,184,723	—
Bridford Lakes II	Greensboro, NC	(F)	—	1,100,564	792,509	—	1,100,564	792,509	1,893,073	—	1,893,073	—
Bridgewater at Wells Crossing	Orange Park, FL	1986	288	2,160,000	13,347,549	2,603,916	2,160,000	15,951,465	18,111,465	(7,851,493)	10,259,972	—
Brooklyner (fka 111 Lawrence)	Brooklyn, NY (G)	2010	490	40,099,922	221,419,489	189,673	40,099,922	221,609,162	261,709,084	(15,391,373)	246,317,711	—
Butterfield Ranch	Chino Hills, CA	(F)	—	15,617,709	4,506,944	—	15,617,709	4,506,944	20,124,653	—	20,124,653	—
Camellero	Scottsdale, AZ	1979	348	1,924,900	17,324,593	5,915,408	1,924,900	23,240,001	25,164,901	(15,447,692)	9,717,209	—
Carlyle Mill	Alexandria, VA	2002	317	10,000,000	51,367,913	4,229,928	10,000,000	55,597,841	65,597,841	(19,536,666)	46,061,175	—
Cascade	Seattle, WA	(F)	—	12,198,278	1,602,237	—	12,198,278	1,602,237	13,800,515	—	13,800,515	—
Cascade II	Seattle, WA	(F)	—	11,553,286	772,881	—	11,553,286	772,881	12,326,167	—	12,326,167	—
Centennial Court	Seattle, WA (G)	2001	187	3,800,000	21,280,039	452,440	3,800,000	21,732,479	25,532,479	(6,504,886)	19,027,593	—
Centennial Tower	Seattle, WA (G)	1991	221	5,900,000	48,800,339	4,069,977	5,900,000	52,870,316	58,770,316	(15,340,520)	43,429,796	—
Centre Club	Ontario, CA	1994	312	5,616,000	23,485,891	2,851,599	5,616,000	26,337,490	31,953,490	(11,942,486)	20,011,004	—
Centre Club II	Ontario, CA	2002	100	1,820,000	9,528,898	627,661	1,820,000	10,156,559	11,976,559	(3,957,095)	8,019,464	—
Chandlers Bay	Kent, WA	1980	293	3,700,000	18,961,895	486,234	3,700,000	19,448,129	23,148,129	(4,202,932)	18,945,197	—
Chatelaine Park	Duluth, GA	1995	303	1,818,000	24,489,671	2,215,846	1,818,000	26,705,517	28,523,517	(13,461,549)	15,061,968	—
Chesapeake Glen Apts (fka Greentree I, II & III)	Glen Burnie, MD	1973	796	8,993,411	27,301,052	21,983,212	8,993,411	49,284,264	58,277,675	(28,112,967)	30,164,708	—
City View (GA)	Atlanta, GA (G)	2003	202	6,440,800	19,993,460	1,357,198	6,440,800	21,350,658	27,791,458	(6,775,978)	21,015,480	—
Cleo, The	Los Angeles, CA	1989	92	6,615,467	14,829,335	3,732,712	6,615,467	18,562,047	25,177,514	(5,799,503)	19,378,011	—
Coconut Palm Club	Coconut Creek, FL	1992	301	3,001,700	17,678,928	3,500,954	3,001,700	21,179,882	24,181,582	(11,053,062)	13,128,520	—
Country Club Lakes	Jacksonville, FL	1997	555	15,000,000	41,055,786	5,887,825	15,000,000	46,943,611	61,943,611	(15,159,712)	46,783,899	—
Cove at Boynton Beach I	Boynton Beach, FL	1996	252	12,600,000	31,469,651	3,957,990	12,600,000	35,427,641	48,027,641	(12,461,783)	35,565,858	—
Cove at Boynton Beach II	Boynton Beach, FL	1998	296	14,800,000	37,874,719	—	14,800,000	37,874,719	52,674,719	(12,409,067)	40,265,652	—
Crown Court	Scottsdale, AZ	1987	416	3,156,600	28,414,599	10,072,349	3,156,600	38,486,948	41,643,548	(20,831,754)	20,811,794	—
Crowntree Lakes	Orlando, FL	2008	352	12,009,630	44,407,977	305,763	12,009,630	44,713,740	56,723,370	(9,115,128)	47,608,242	—
Cypress Lake at Waterford	Orlando, FL	2001	316	7,000,000	27,654,816	1,953,814	7,000,000	29,608,630	36,608,630	(10,070,172)	26,538,458	—
Dartmouth Woods	Lakewood, CO	1990	201	1,609,800	10,832,754	2,181,749	1,609,800	13,014,503	14,624,303	(7,463,095)	7,161,208	—
Dean Estates	Taunton, MA	1984	58	498,080	3,329,560	726,694	498,080	4,056,254	4,554,334	(1,974,667)	2,579,667	—
Deerwood (Corona)	Corona, CA	1992	316	4,742,200	20,272,892	4,131,619	4,742,200	24,404,511	29,146,711	(13,644,933)	15,501,778	—
Defoor Village	Atlanta, GA	1997	156	2,966,400	10,570,210	2,070,269	2,966,400	12,640,479	15,606,879	(6,901,037)	8,705,842	—
Del Mar Ridge	San Diego, CA	1998	181	7,801,824	36,948,176	2,986,046	7,801,824	39,934,222	47,736,046	(6,689,182)	41,046,864	—
Eagle Canyon	Chino Hills, CA	1985	252	1,808,900	16,274,361	6,999,462	1,808,900	23,273,823	25,082,723	(12,868,469)	12,214,254	—
Edgemont at Bethesda Metro	Bethesda, MD	1989	122	13,092,552	43,907,448	179,743	13,092,552	44,087,191	57,179,743	(3,377,214)	53,802,529	—
Element	Miami, FL	(F)	—	11,723,423	2,155,330	—	11,723,423	2,155,330	13,878,753	—	13,878,753	—
Ellipse at Government Center	Fairfax, VA	1989	404	19,433,000	56,816,266	4,717,129	19,433,000	61,533,395	80,966,395	(13,750,349)	67,216,046	—
Emerson Place	Boston, MA (G)	1962	444	14,855,000	57,566,636	15,786,843	14,855,000	73,353,479	88,208,479	(42,084,610)	46,123,869	—
Enclave at Lake Underhill	Orlando, FL	1989	312	9,359,750	29,539,650	3,076,979	9,359,750	32,616,629	41,976,379	(10,291,752)	31,684,627	—
Enclave at Waterways	Deerfield Beach, FL	1998	300	15,000,000	33,194,576	1,293,880	15,000,000	34,488,456	49,488,456	(11,250,991)	38,237,465	—
Enclave at Winston Park	Coconut Creek, FL	1995	278	5,560,000	19,939,324	3,400,119	5,560,000	23,339,443	28,899,443	(9,389,059)	19,510,384	—
Enclave, The	Tempe, AZ	1994	204	1,500,192	19,281,399	1,516,466	1,500,192	20,797,865	22,298,057	(10,989,851)	11,308,206	—
Encore at Sherman Oaks, The	Sherman Oaks, CA	1988	174	8,700,000	25,446,003	389,062	8,700,000	25,835,065	34,535,065	(2,648,575)	31,886,490	—
Estates at Wellington Green	Wellington, FL	2003	400	20,000,000	64,790,850	2,115,788	20,000,000	66,906,638	86,906,638	(20,447,332)	66,459,306	—
Eye Street	Washington, D.C.	(F)	—	13,530,054	4,444,434	—	13,530,054	4,444,434	17,974,488	—	17,974,488	—
Four Winds	Fall River, MA	1987	168	1,370,843	9,163,804	2,158,526	1,370,843	11,322,330	12,693,173	(5,314,789)	7,378,384	—
Fox Hill Apartments	Enfield, CT	1974	168	1,129,018	7,547,256	1,701,722	1,129,018	9,248,978	10,377,996	(4,262,702)	6,115,294	—
Fox Run (WA)	Federal Way, WA	1988	144	626,637	5,765,018	1,914,735	626,637	7,679,753	8,306,390	(5,103,904)	3,202,486	—
Fox Run II (WA)	Federal Way, WA	1988	18	80,000	1,286,139	53,086	80,000	1,339,225	1,419,225	(480,480)	938,745	—
Gables Grand Plaza	Coral Gables, FL (G)	1998	195	—	44,601,000	6,506,000	—	51,107,000	51,107,000	(16,603,792)	34,503,208	—
Gallery, The	Hermosa Beach,CA	1971	169	18,144,000	46,567,941	1,988,058	18,144,000	48,555,999	66,699,999	(13,251,854)	53,448,145	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2012

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/12
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/12 (B)	Encumbrances
Gatehouse at Pine Lake	Pembroke Pines, FL	1990	296	1,896,600	17,070,795	5,831,636	1,896,600	22,902,431	24,799,031	(12,299,850)	12,499,181	—
Gatehouse on the Green	Plantation, FL	1990	312	2,228,200	20,056,270	7,415,699	2,228,200	27,471,969	29,700,169	(15,076,225)	14,623,944	—
Gates of Redmond	Redmond, WA	1979	180	2,306,100	12,064,015	4,790,524	2,306,100	16,854,539	19,160,639	(9,066,338)	10,094,301	—
Gatewood	Pleasanton, CA	1985	200	6,796,511	20,249,392	4,458,452	6,796,511	24,707,844	31,504,355	(9,049,646)	22,454,709	—
Geary Court Yard	San Francisco, CA	1990	164	1,722,400	15,471,429	2,259,837	1,722,400	17,731,266	19,453,666	(9,678,667)	9,774,999	—
Governors Green	Bowie, MD	1999	478	19,845,000	73,335,916	860,934	19,845,000	74,196,850	94,041,850	(17,692,561)	76,349,289	—
Greenfield Village	Rocky Hill , CT	1965	151	911,534	6,093,418	682,573	911,534	6,775,991	7,687,525	(3,145,760)	4,541,765	—
Hamilton Villas	Beverly Hills, CA	1990	35	7,772,000	16,864,269	1,314,747	7,772,000	18,179,016	25,951,016	(3,695,640)	22,255,376	—
Hammocks Place	Miami, FL	1986	296	319,180	12,513,467	4,001,341	319,180	16,514,808	16,833,988	(11,158,128)	5,675,860	—
Hampshire Place	Los Angeles, CA	1989	259	10,806,000	30,335,330	2,061,399	10,806,000	32,396,729	43,202,729	(10,534,087)	32,668,642	—
Heritage Ridge	Lynwood, WA	1999	197	6,895,000	18,983,597	692,162	6,895,000	19,675,759	26,570,759	(6,788,252)	19,782,507	—
Heritage, The	Phoenix, AZ	1995	204	1,209,705	13,136,903	1,533,783	1,209,705	14,670,686	15,880,391	(7,898,088)	7,982,303	—
Heron Pointe	Boynton Beach, FL	1989	192	1,546,700	7,774,676	2,257,726	1,546,700	10,032,402	11,579,102	(5,862,536)	5,716,566	—
High Meadow	Ellington, CT	1975	100	583,679	3,901,774	1,090,107	583,679	4,991,881	5,575,560	(2,211,945)	3,363,615	—
Highland Glen	Westwood, MA	1979	180	2,229,095	16,828,153	2,582,562	2,229,095	19,410,715	21,639,810	(8,691,869)	12,947,941	—
Highland Glen II	Westwood, MA	2007	102	—	19,875,857	127,705	—	20,003,562	20,003,562	(4,417,064)	15,586,498	—
Highlands at Cherry Hill	Cherry Hills, NJ	2002	170	6,800,000	21,459,108	721,505	6,800,000	22,180,613	28,980,613	(6,430,879)	22,549,734	—
Highlands at South Plainfield	South Plainfield, NJ	2000	252	10,080,000	37,526,912	838,515	10,080,000	38,365,427	48,445,427	(10,558,268)	37,887,159	—
Highlands, The	Scottsdale, AZ	1990	272	11,823,840	31,990,970	2,979,673	11,823,840	34,970,643	46,794,483	(10,411,726)	36,382,757	—
Hikari	Los Angeles, CA (G)	2007	128	9,435,760	32,564,240	88,324	9,435,760	32,652,564	42,088,324	(2,734,058)	39,354,266	—
Hudson Crossing	New York, NY (G)	2003	259	23,420,000	70,086,976	1,319,280	23,420,000	71,406,256	94,826,256	(21,008,820)	73,817,436	—
Hudson Pointe	Jersey City, NJ	2003	182	5,350,000	41,114,074	1,815,270	5,350,000	42,929,344	48,279,344	(13,426,393)	34,852,951	—
Hunt Club II	Charlotte, NC	(F)	—	100,000	—	—	100,000	—	100,000	—	100,000	—
Huntington Park	Everett, WA	1991	381	1,597,500	14,367,864	4,453,829	1,597,500	18,821,693	20,419,193	(12,472,448)	7,946,745	—
Indian Bend	Scottsdale, AZ	1973	278	1,075,700	9,900,330	3,365,023	1,075,700	13,265,353	14,341,053	(8,998,786)	5,342,267	—
Iron Horse Park	Pleasant Hill, CA	1973	252	15,000,000	24,335,549	7,833,581	15,000,000	32,169,130	47,169,130	(11,452,261)	35,716,869	—
Jia (fka Chinatown Gateway)	Los Angeles, CA (G)	(F)	—	14,791,831	38,203,310	—	14,791,831	38,203,310	52,995,141	—	52,995,141	—
Kenwood Mews	Burbank, CA	1991	141	14,100,000	24,662,883	2,326,483	14,100,000	26,989,366	41,089,366	(7,360,534)	33,728,832	—
Key Isle at Windermere	Ocoee, FL	2000	282	8,460,000	31,761,470	1,584,992	8,460,000	33,346,462	41,806,462	(10,598,954)	31,207,508	—
Key Isle at Windermere II	Ocoee, FL	2008	165	3,306,286	24,519,644	21,547	3,306,286	24,541,191	27,847,477	(3,843,424)	24,004,053	—
Kings Colony (FL)	Miami, FL	1986	480	19,200,000	48,379,586	3,358,871	19,200,000	51,738,457	70,938,457	(16,535,050)	54,403,407	—
La Mirage	San Diego, CA	1988/1992	1,070	28,895,200	95,567,943	17,187,998	28,895,200	112,755,941	141,651,141	(60,753,002)	80,898,139	—
La Mirage IV	San Diego, CA	2001	340	6,000,000	47,449,353	3,967,334	6,000,000	51,416,687	57,416,687	(20,107,727)	37,308,960	—
Laguna Clara	Santa Clara, CA	1972	264	13,642,420	29,707,475	3,986,277	13,642,420	33,693,752	47,336,172	(11,877,090)	35,459,082	—
Lake Buena Vista Combined	Orlando, FL	2000/2002	672	23,520,000	75,068,206	4,377,399	23,520,000	79,445,605	102,965,605	(23,051,890)	79,913,715	—
Landings at Pembroke Lakes	Pembroke Pines, FL	1989	358	17,900,000	24,460,989	5,250,659	17,900,000	29,711,648	47,611,648	(10,597,498)	37,014,150	—
Landings at Port Imperial	W. New York, NJ	1999	276	27,246,045	37,741,050	6,986,943	27,246,045	44,727,993	71,974,038	(19,275,613)	52,698,425	—
Las Colinas at Black Canyon	Phoenix, AZ	2008	304	9,000,000	35,917,811	407,802	9,000,000	36,325,613	45,325,613	(8,178,418)	37,147,195	—
Legacy at Highlands Ranch	Highlands Ranch, CO	1999	422	6,330,000	37,557,013	2,030,961	6,330,000	39,587,974	45,917,974	(12,636,413)	33,281,561	—
Legacy Park Central	Concord, CA	2003	259	6,469,230	46,745,854	1,113,450	6,469,230	47,859,304	54,328,534	(14,033,317)	40,295,217	—
Lexington Farm	Alpharetta, GA	1995	352	3,521,900	22,888,305	2,738,949	3,521,900	25,627,254	29,149,154	(13,144,265)	16,004,889	—
Little Cottonwoods	Tempe, AZ	1984	379	3,049,133	26,991,689	5,116,785	3,049,133	32,108,474	35,157,607	(16,979,333)	18,178,274	—
Longacre House	New York, NY (G)	2000	293	73,170,045	53,962,510	1,002,447	73,170,045	54,964,957	128,135,002	(12,370,230)	115,764,772	—
Longfellow Place	Boston, MA (G)	1975	710	53,164,160	185,610,210	68,694,424	53,164,160	254,304,634	307,468,794	(119,111,846)	188,356,948	—
Longwood	Decatur, GA	1992	268	1,454,048	13,087,393	2,124,966	1,454,048	15,212,359	16,666,407	(9,987,844)	6,678,563	—
Mantena	New York, NY (G)	2012	98	22,346,513	61,653,487	5,835	22,346,513	61,659,322	84,005,835	(1,532,832)	82,473,003	—
Mariners Wharf	Orange Park, FL	1989	272	1,861,200	16,744,951	3,664,192	1,861,200	20,409,143	22,270,343	(11,393,039)	10,877,304	—
Market Street Landing	Seattle, WA	(F)	—	12,542,418	25,777,026	—	12,542,418	25,777,026	38,319,444	—	38,319,444	—
Marquessa	Corona Hills, CA	1992	336	6,888,500	21,604,584	2,936,753	6,888,500	24,541,337	31,429,837	(13,567,993)	17,861,844	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2012

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/12
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/12 (B)	Encumbrances
Martine, The	Bellevue, WA	1984	67	3,200,000	9,616,264	2,695,117	3,200,000	12,311,381	15,511,381	(3,472,519)	12,038,862	—
Midtown 24	Plantation, FL (G)	2010	247	10,129,900	58,770,100	973,238	10,129,900	59,743,338	69,873,238	(5,787,079)	64,086,159	—
Milano Lofts	Los Angeles, CA (G)	1925/2006	99	8,125,216	27,378,784	41,701	8,125,216	27,420,485	35,545,701	(967,630)	34,578,071	—
Millikan	Irvine, CA	(F)	—	10,743,027	2,579,535	—	10,743,027	2,579,535	13,322,562	—	13,322,562	—
Mission Bay	Orlando, FL	1991	304	2,432,000	21,623,560	3,212,827	2,432,000	24,836,387	27,268,387	(12,760,346)	14,508,041	—
Mission Bay-Block 13	San Francisco, CA	(F)	—	32,855,115	8,197,322	—	32,855,115	8,197,322	41,052,437	—	41,052,437	—
Mission Verde, LLC	San Jose, CA	1986	108	5,190,700	9,679,109	3,291,432	5,190,700	12,970,541	18,161,241	(7,127,846)	11,033,395	—
Morningside	Scottsdale, AZ	1989	160	670,470	12,607,976	1,848,593	670,470	14,456,569	15,127,039	(7,837,012)	7,290,027	—
Mosaic at Largo Station	Hyattsville, MD	2008	242	4,120,800	42,477,297	460,542	4,120,800	42,937,839	47,058,639	(8,013,492)	39,045,147	—
Mozaic at Union Station	Los Angeles, CA	2007	272	8,500,000	52,529,446	1,195,354	8,500,000	53,724,800	62,224,800	(13,012,582)	49,212,218	—
New River Cove	Davie, FL	1999	316	15,800,000	46,142,895	1,343,769	15,800,000	47,486,664	63,286,664	(14,262,218)	49,024,446	—
Northampton 1	Largo, MD	1977	344	1,843,200	17,518,161	6,276,106	1,843,200	23,794,267	25,637,467	(16,077,097)	9,560,370	—
Northampton 2	Largo, MD	1988	276	1,513,500	14,257,210	4,037,606	1,513,500	18,294,816	19,808,316	(12,066,075)	7,742,241	—
Northglen	Valencia, CA	1988	234	9,360,000	20,778,553	1,888,759	9,360,000	22,667,312	32,027,312	(9,931,177)	22,096,135	—
Northlake (MD)	Germantown, MD	1985	304	15,000,000	23,142,302	10,139,271	15,000,000	33,281,573	48,281,573	(13,418,251)	34,863,322	—
Northridge	Pleasant Hill, CA	1974	221	5,527,800	14,691,705	9,627,638	5,527,800	24,319,343	29,847,143	(12,360,184)	17,486,959	—
Oak Mill I	Germantown, MD	1984	208	10,000,000	13,155,522	7,424,527	10,000,000	20,580,049	30,580,049	(8,600,153)	21,979,896	—
Oak Park North	Agoura Hills, CA	1990	220	1,706,900	15,362,666	3,868,037	1,706,900	19,230,703	20,937,603	(11,198,439)	9,739,164	—
Oak Park South	Agoura Hills, CA	1989	224	1,683,800	15,154,608	3,913,374	1,683,800	19,067,982	20,751,782	(11,171,569)	9,580,213	—
Oaks at Falls Church	Falls Church, VA	1966	176	20,240,000	20,152,616	3,675,805	20,240,000	23,828,421	44,068,421	(7,774,342)	36,294,079	—
Ocean Crest	Solana Beach, CA	1986	146	5,111,200	11,910,438	2,279,108	5,111,200	14,189,546	19,300,746	(7,615,611)	11,685,135	—
Ocean Walk	Key West, FL	1990	297	2,838,749	25,545,009	3,492,832	2,838,749	29,037,841	31,876,590	(15,788,732)	16,087,858	—
Orchard Ridge	Lynnwood, WA	1988	104	480,600	4,372,033	1,416,465	480,600	5,788,498	6,269,098	(3,731,392)	2,537,706	—
Palm Trace Landings	Davie, FL	1995	768	38,400,000	105,693,432	3,667,268	38,400,000	109,360,700	147,760,700	(32,542,144)	115,218,556	—
Panther Ridge	Federal Way, WA	1980	260	1,055,800	9,506,117	2,140,710	1,055,800	11,646,827	12,702,627	(6,713,735)	5,988,892	—
Parc 77	New York, NY (G)	1903	137	40,504,000	18,025,679	4,589,070	40,504,000	22,614,749	63,118,749	(7,304,745)	55,814,004	—
Parc Cameron	New York, NY (G)	1927	166	37,600,000	9,855,597	5,715,000	37,600,000	15,570,597	53,170,597	(6,182,777)	46,987,820	—
Parc Coliseum	New York, NY (G)	1910	177	52,654,000	23,045,751	7,389,493	52,654,000	30,435,244	83,089,244	(9,968,139)	73,121,105	—
Parc East Towers	New York, NY (G)	1977	324	102,163,000	108,989,402	6,303,791	102,163,000	115,293,193	217,456,193	(27,730,132)	189,726,061	—
Park at Turtle Run, The	Coral Springs, FL	2001	257	15,420,000	36,064,629	1,138,034	15,420,000	37,202,663	52,622,663	(12,013,061)	40,609,602	—
Park West (CA)	Los Angeles, CA	1987/1990	444	3,033,500	27,302,383	5,986,542	3,033,500	33,288,925	36,322,425	(20,597,273)	15,725,152	—
Parkfield	Denver, CO	2000	476	8,330,000	28,667,617	2,635,179	8,330,000	31,302,796	39,632,796	(13,637,129)	25,995,667	—
Parkside	Union City, CA	1979	208	6,246,700	11,827,453	3,773,395	6,246,700	15,600,848	21,847,548	(8,946,852)	12,900,696	—
Pegasus	Los Angeles, CA (G)	1949/2003	322	18,094,052	81,905,948	1,010,419	18,094,052	82,916,367	101,010,419	(8,883,859)	92,126,560	—
Phillips Park	Wellesley, MA	1988	49	816,922	5,460,955	1,006,754	816,922	6,467,709	7,284,631	(3,029,012)	4,255,619	—
Playa Pacifica	Hermosa Beach,CA	1972	285	35,100,000	33,473,822	7,816,545	35,100,000	41,290,367	76,390,367	(14,648,914)	61,741,453	—
Portofino	Chino Hills, CA	1989	176	3,572,400	14,660,994	3,163,077	3,572,400	17,824,071	21,396,471	(9,213,621)	12,182,850	—
Portofino (Val)	Valencia, CA	1989	216	8,640,000	21,487,126	2,535,302	8,640,000	24,022,428	32,662,428	(10,638,272)	22,024,156	—
Portside Towers	Jersey City, NJ (G)	1992-1997	527	22,487,006	96,842,913	17,976,757	22,487,006	114,819,670	137,306,676	(56,764,558)	80,542,118	—
Preserve at Deer Creek	Deerfield Beach, FL	1997	540	13,500,000	60,011,208	7,352,553	13,500,000	67,363,761	80,863,761	(21,754,541)	59,109,220	—
Prime, The	Arlington, VA	2002	256	32,000,000	64,436,539	793,019	32,000,000	65,229,558	97,229,558	(16,925,622)	80,303,936	—
Promenade at Aventura	Aventura, FL	1995	296	13,320,000	30,353,748	5,730,061	13,320,000	36,083,809	49,403,809	(15,402,153)	34,001,656	—
Promenade at Town Center I	Valencia, CA	2001	294	14,700,000	35,390,279	2,077,005	14,700,000	37,467,284	52,167,284	(12,733,454)	39,433,830	—
Promenade at Town Center II	Valencia, CA	2001	270	13,500,000	34,405,636	1,866,780	13,500,000	36,272,416	49,772,416	(12,208,570)	37,563,846	—
Promenade at Wyndham Lakes	Coral Springs, FL	1998	332	6,640,000	26,743,760	4,847,063	6,640,000	31,590,823	38,230,823	(13,633,783)	24,597,040	—
Promenade Terrace	Corona, CA	1990	330	2,272,800	20,546,289	5,449,007	2,272,800	25,995,296	28,268,096	(15,684,738)	12,583,358	—
Promontory Pointe I & II	Phoenix, AZ	1984/1996	424	2,355,509	30,421,840	4,007,789	2,355,509	34,429,629	36,785,138	(18,808,607)	17,976,531	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2012

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/12
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/12 (B)	Encumbrances
Prospect Towers	Hackensack, NJ	1995	157	3,926,600	31,674,675	4,376,379	3,926,600	36,051,054	39,977,654	(16,205,927)	23,771,727	—
Prospect Towers II	Hackensack, NJ	2002	203	4,500,000	40,617,715	3,929,623	4,500,000	44,547,338	49,047,338	(14,091,202)	34,956,136	—
Red 160 (fka Redmond Way)	Redmond , WA (G)	2011	250	15,546,376	65,320,310	346,281	15,546,376	65,666,591	81,212,967	(4,144,236)	77,068,731	—
Red Road Commons	Miami, FL (G)	2009	404	27,383,547	99,656,440	559,718	27,383,547	100,216,158	127,599,705	(10,565,079)	117,034,626	—
Regency Palms	Huntington Beach, CA	1969	310	1,857,400	16,713,254	5,000,624	1,857,400	21,713,878	23,571,278	(13,274,225)	10,297,053	—
Registry	Northglenn, CO	1986	208	2,000,000	10,925,007	259,859	2,000,000	11,184,866	13,184,866	(2,566,137)	10,618,729	—
Renaissance Villas	Berkeley, CA (G)	1998	34	2,458,000	4,542,000	100,280	2,458,000	4,642,280	7,100,280	(997,805)	6,102,475	—
Reserve at Ashley Lake	Boynton Beach, FL	1990	440	3,520,400	23,332,494	6,350,302	3,520,400	29,682,796	33,203,196	(16,035,666)	17,167,530	—
Reserve at Town Center II (WA)	Mill Creek, WA	2009	100	4,310,418	17,165,442	38,373	4,310,418	17,203,815	21,514,233	(1,876,908)	19,637,325	—
Reserve at Town Center III	Mill Creek, WA	(F)	—	2,089,388	3,490,084	—	2,089,388	3,490,084	5,579,472	—	5,579,472	—
Residences at Bayview	Pompano Beach, FL (G)	2004	225	5,783,545	39,334,455	752,433	5,783,545	40,086,888	45,870,433	(5,299,161)	40,571,272	—
Retreat, The	Phoenix, AZ	1999	480	3,475,114	27,265,252	2,976,118	3,475,114	30,241,370	33,716,484	(14,672,647)	19,043,837	—
Reunion at Redmond Ridge (fka Remond Ridge)	Redmond, WA	2008	321	6,975,705	46,175,001	184,695	6,975,705	46,359,696	53,335,401	(8,224,105)	45,111,296	—
Rianna I	Seattle, WA (G)	2000	78	2,268,160	14,864,482	191,086	2,268,160	15,055,568	17,323,728	(2,529,256)	14,794,472	—
Ridgewood Village I&II	San Diego, CA	1997	408	11,809,500	34,004,048	3,421,687	11,809,500	37,425,735	49,235,235	(16,980,968)	32,254,267	—
River Tower	New York, NY (G)	1982	323	118,669,441	98,880,559	2,622,133	118,669,441	101,502,692	220,172,133	(20,197,403)	199,974,730	—
Riverpark	Redmond, WA (G)	2009	319	14,355,000	80,894,049	67,518	14,355,000	80,961,567	95,316,567	(5,035,285)	90,281,282	—
Rivers Bend (CT)	Windsor, CT	1973	373	3,325,517	22,573,825	2,927,622	3,325,517	25,501,447	28,826,964	(11,668,318)	17,158,646	—
Riverview Condominiums	Norwalk, CT	1991	92	2,300,000	7,406,730	2,296,446	2,300,000	9,703,176	12,003,176	(4,819,131)	7,184,045	—
Rosecliff II	Quincy, MA	2005	130	4,922,840	30,202,160	309,921	4,922,840	30,512,081	35,434,921	(2,615,953)	32,818,968	—
Sabal Palm at Lake Buena Vista	Orlando, FL	1988	400	2,800,000	23,687,893	6,464,030	2,800,000	30,151,923	32,951,923	(14,714,652)	18,237,271	—
Sabal Palm at Metrowest II	Orlando, FL	1997	456	4,560,000	33,907,283	3,163,494	4,560,000	37,070,777	41,630,777	(18,621,155)	23,009,622	—
Sabal Pointe	Coral Springs, FL	1995	275	1,951,600	17,570,508	5,371,496	1,951,600	22,942,004	24,893,604	(13,656,091)	11,237,513	—
Sage	Everett, WA	2002	123	2,500,000	12,021,256	509,255	2,500,000	12,530,511	15,030,511	(3,881,499)	11,149,012	—
Sakura Crossing	Los Angeles, CA (G)	2009	230	14,641,990	42,858,010	67,668	14,641,990	42,925,678	57,567,668	(4,308,500)	53,259,168	—
Savannah at Park Place	Atlanta, GA	2001	416	7,696,095	34,034,000	3,030,294	7,696,095	37,064,294	44,760,389	(12,902,641)	31,857,748	—
Savoy at Dayton Station III (fka Savoy III)	Aurora, CO	2012	168	659,165	20,801,301	4,871	659,165	20,806,172	21,465,337	(493,651)	20,971,686	—
Scarborough Square	Rockville, MD	1967	121	1,815,000	7,608,125	2,636,140	1,815,000	10,244,265	12,059,265	(5,777,402)	6,281,863	—
Sedona Ridge	Phoenix, AZ	1989	250	3,750,000	14,750,000	594,723	3,750,000	15,344,723	19,094,723	(3,754,639)	15,340,084	—
Seeley Lake	Lakewood, WA	1990	522	2,760,400	24,845,286	4,919,610	2,760,400	29,764,896	32,525,296	(16,810,786)	15,714,510	—
Seventh & James	Seattle, WA	1992	96	663,800	5,974,803	3,169,294	663,800	9,144,097	9,807,897	(5,556,778)	4,251,119	—
Shadow Creek	Winter Springs, FL	2000	280	6,000,000	21,719,768	1,723,693	6,000,000	23,443,461	29,443,461	(8,121,736)	21,321,725	—
Sheridan Lake Club	Dania Beach, FL	2001	240	12,000,000	23,170,580	1,577,555	12,000,000	24,748,135	36,748,135	(7,699,328)	29,048,807	—
Sheridan Ocean Club combined	Dania Beach, FL	1991	648	18,313,414	47,091,594	15,399,729	18,313,414	62,491,323	80,804,737	(27,296,479)	53,508,258	—
Siena Terrace	Lake Forest, CA	1988	356	8,900,000	24,083,024	4,002,133	8,900,000	28,085,157	36,985,157	(13,747,923)	23,237,234	—
Skycrest	Valencia, CA	1999	264	10,560,000	25,574,457	2,123,434	10,560,000	27,697,891	38,257,891	(12,044,811)	26,213,080	—
Skylark	Union City, CA	1986	174	1,781,600	16,731,916	1,791,961	1,781,600	18,523,877	20,305,477	(9,490,193)	10,815,284	—
Skyline Terrace	Burlingame, CA	1967 & 1987	138	16,836,000	35,414,000	2,475,480	16,836,000	37,889,480	54,725,480	(4,706,514)	50,018,966	—
Skyline Towers	Falls Church, VA (G)	1971	939	78,278,200	91,485,591	29,934,636	78,278,200	121,420,227	199,698,427	(43,347,611)	156,350,816	—
Skyview	Rancho Santa Margarita, CA	1999	260	3,380,000	21,952,863	2,009,739	3,380,000	23,962,602	27,342,602	(11,496,938)	15,845,664	—
Sonoran	Phoenix, AZ	1995	429	2,361,922	31,841,724	3,264,621	2,361,922	35,106,345	37,468,267	(18,709,220)	18,759,047	—
Southwood	Palo Alto, CA	1985	100	6,936,600	14,324,069	2,939,857	6,936,600	17,263,926	24,200,526	(8,779,798)	15,420,728	—
Springbrook Estates	Riverside, CA	(F)	—	18,200,000	—	—	18,200,000	—	18,200,000	—	18,200,000	—
Springs Colony	Altamonte Springs, FL	1986	188	630,411	5,852,157	2,551,306	630,411	8,403,463	9,033,874	(5,810,262)	3,223,612	—
St. Andrews at Winston Park	Coconut Creek, FL	1997	284	5,680,000	19,812,090	3,443,096	5,680,000	23,255,186	28,935,186	(9,387,233)	19,547,953	—
Stoney Creek	Lakewood, WA	1990	231	1,215,200	10,938,134	2,533,940	1,215,200	13,472,074	14,687,274	(7,802,275)	6,884,999	—
Stonybrook	Boynton Beach, FL	2001	264	10,500,000	24,967,638	1,476,723	10,500,000	26,444,361	36,944,361	(8,081,289)	28,863,072	—
Summerset Village II	Chatsworth, CA	(F)	—	260,646	—	—	260,646	—	260,646	—	260,646	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2012

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/12
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/12 (B)	Encumbrances
Summit & Birch Hill	Farmington, CT	1967	186	1,757,438	11,748,112	3,150,829	1,757,438	14,898,941	16,656,379	(7,116,571)	9,539,808	—
Sycamore Creek	Scottsdale, AZ	1984	350	3,152,000	19,083,727	3,524,641	3,152,000	22,608,368	25,760,368	(12,645,066)	13,115,302	—
Ten23 (fka 500 West 23rd Street)	New York, NY (G)	2011	111	—	55,094,616	73,313	—	55,167,929	55,167,929	(1,930,538)	53,237,391	—
Terraces, The	San Francisco, CA (G)	1975	117	14,087,610	16,321,570	339,496	14,087,610	16,661,066	30,748,676	(1,669,806)	29,078,870	—
Third Square	Cambridge, MA (G)	2008/2009	471	26,767,171	218,745,109	2,565,835	26,767,171	221,310,944	248,078,115	(31,817,136)	216,260,979	—
Tortuga Bay	Orlando, FL	2004	314	6,280,000	32,121,779	1,197,577	6,280,000	33,319,356	39,599,356	(10,233,609)	29,365,747	—
Toscana	Irvine, CA	1991/1993	563	39,410,000	50,806,072	7,320,599	39,410,000	58,126,671	97,536,671	(26,096,607)	71,440,064	—
Townes at Herndon	Herndon, VA	2002	218	10,900,000	49,216,125	776,855	10,900,000	49,992,980	60,892,980	(14,084,769)	46,808,211	—
Trump Place, 140 Riverside	New York, NY (G)	2003	354	103,539,100	94,082,725	2,566,988	103,539,100	96,649,713	200,188,813	(26,637,468)	173,551,345	—
Trump Place, 160 Riverside	New York, NY (G)	2001	455	139,933,500	190,964,745	7,898,524	139,933,500	198,863,269	338,796,769	(52,832,992)	285,963,777	—
Trump Place, 180 Riverside	New York, NY (G)	1998	516	144,968,250	138,346,681	6,980,980	144,968,250	145,327,661	290,295,911	(40,639,020)	249,656,891	—
Uwajimaya Village	Seattle, WA	2002	176	8,800,000	22,188,288	320,211	8,800,000	22,508,499	31,308,499	(7,306,208)	24,002,291	—
Valencia Plantation	Orlando, FL	1990	194	873,000	12,819,377	2,264,564	873,000	15,083,941	15,956,941	(7,679,299)	8,277,642	—
Vantage Pointe	San Diego, CA (G)	2009	679	9,403,960	190,596,040	3,629,681	9,403,960	194,225,721	203,629,681	(19,966,728)	183,662,953	—
Veridian (fka Silver Spring)	Silver Spring, MD (G)	2009	457	18,539,817	130,407,365	440,675	18,539,817	130,848,040	149,387,857	(16,158,435)	133,229,422	—
Versailles (K-Town)	Los Angeles, CA	2008	225	10,590,975	44,409,025	239,807	10,590,975	44,648,832	55,239,807	(6,926,468)	48,313,339	—
Victor on Venice	Los Angeles, CA (G)	2006	115	10,350,000	35,433,437	237,130	10,350,000	35,670,567	46,020,567	(8,859,582)	37,160,985	—
Villa Solana	Laguna Hills, CA	1984	272	1,665,100	14,985,677	8,132,584	1,665,100	23,118,261	24,783,361	(14,288,430)	10,494,931	—
Village at Bear Creek	Lakewood, CO	1987	472	4,519,700	40,676,390	4,997,870	4,519,700	45,674,260	50,193,960	(24,795,219)	25,398,741	—
Village at Howard Hughes (Lots 1 & 2/3 & 4)	Los Angeles, CA	(F)	—	79,140,504	759,769	—	79,140,504	759,769	79,900,273	—	79,900,273	—
Village at Lakewood	Phoenix, AZ	1988	240	3,166,411	13,859,090	2,489,757	3,166,411	16,348,847	19,515,258	(8,961,390)	10,553,868	—
Vista Del Largo	Mission Viejo, CA	1986-1988	608	4,525,800	40,736,293	14,798,953	4,525,800	55,535,246	60,061,046	(34,665,902)	25,395,144	—
Vista Montana - Residential	San Jose, CA	(F)	—	27,410,280	1,199,671	—	27,410,280	1,199,671	28,609,951	—	28,609,951	—
Vista on Courthouse	Arlington, VA	2008	220	15,550,260	69,449,740	397,975	15,550,260	69,847,715	85,397,975	(10,744,482)	74,653,493	—
Walden Park	Cambridge, MA	1966	232	12,448,888	52,044,448	1,594,732	12,448,888	53,639,180	66,088,068	(5,239,651)	60,848,417	—
Waterford Place (CO)	Thornton, CO	1998	336	5,040,000	29,946,419	1,637,326	5,040,000	31,583,745	36,623,745	(11,886,541)	24,737,204	—
Waterside	Reston, VA	1984	276	20,700,000	27,474,387	8,220,602	20,700,000	35,694,989	56,394,989	(12,496,308)	43,898,681	—
Webster Green	Needham, MA	1985	77	1,418,893	9,485,006	1,114,670	1,418,893	10,599,676	12,018,569	(4,715,170)	7,303,399	—
Welleby Lake Club	Sunrise, FL	1991	304	3,648,000	17,620,879	5,597,514	3,648,000	23,218,393	26,866,393	(11,549,224)	15,317,169	—
West End Apartments (fka Emerson Place/ CRP II)	Boston, MA (G)	2008	310	469,546	163,123,022	494,911	469,546	163,617,933	164,087,479	(27,681,291)	136,406,188	—
West Seattle	Seattle, WA	(F)	—	11,726,305	2,490,247	—	11,726,305	2,490,247	14,216,552	—	14,216,552	—
Westerly at Worldgate	Herndon, VA	1995	320	14,568,000	43,620,057	1,427,763	14,568,000	45,047,820	59,615,820	(10,109,303)	49,506,517	—
Westgate I (fka Westgate Pasadena Apartments)	Pasadena, CA	2010	480	22,898,848	133,521,009	119,567	22,898,848	133,640,576	156,539,424	(9,242,093)	147,297,331	—
Westgate II (fka Westgate Block 2)	Pasadena, CA	(F)	—	17,859,785	44,087,554	—	17,859,785	44,087,554	61,947,339	—	61,947,339	—
Westgate III (fka Westgate Block 1)	Pasadena, CA	(F)	—	12,118,061	8,735,107	—	12,118,061	8,735,107	20,853,168	—	20,853,168	—
Westridge	Tacoma, WA	1987 -1991	714	3,501,900	31,506,082	7,594,870	3,501,900	39,100,952	42,602,852	(22,336,808)	20,266,044	—
Westside Villas I	Los Angeles, CA	1999	21	1,785,000	3,233,254	292,332	1,785,000	3,525,586	5,310,586	(1,566,348)	3,744,238	—
Westside Villas II	Los Angeles, CA	1999	23	1,955,000	3,541,435	179,368	1,955,000	3,720,803	5,675,803	(1,581,322)	4,094,481	—
Westside Villas III	Los Angeles, CA	1999	36	3,060,000	5,538,871	265,521	3,060,000	5,804,392	8,864,392	(2,460,640)	6,403,752	—
Westside Villas IV	Los Angeles, CA	1999	36	3,060,000	5,539,390	273,968	3,060,000	5,813,358	8,873,358	(2,464,903)	6,408,455	—
Westside Villas V	Los Angeles, CA	1999	60	5,100,000	9,224,485	471,533	5,100,000	9,696,018	14,796,018	(4,123,174)	10,672,844	—
Westside Villas VI	Los Angeles, CA	1989	18	1,530,000	3,023,523	262,936	1,530,000	3,286,459	4,816,459	(1,430,776)	3,385,683	—
Westside Villas VII	Los Angeles, CA	2001	53	4,505,000	10,758,900	452,331	4,505,000	11,211,231	15,716,231	(4,173,724)	11,542,507	—
Wimberly at Deerwood	Jacksonville, FL	2000	322	8,000,000	30,057,214	1,762,941	8,000,000	31,820,155	39,820,155	(9,410,511)	30,409,644	—
Winchester Park	Riverside, RI	1972	416	2,822,618	18,868,626	7,266,563	2,822,618	26,135,189	28,957,807	(13,008,087)	15,949,720	—
Winchester Wood	Riverside, RI	1989	62	683,215	4,567,154	1,011,098	683,215	5,578,252	6,261,467	(2,491,362)	3,770,105	—
Windridge (CA)	Laguna Niguel, CA	1989	344	2,662,900	23,985,497	7,370,121	2,662,900	31,355,618	34,018,518	(18,946,445)	15,072,073	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2012

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/12
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/12 (B)	Encumbrances
Windsor at Fair Lakes	Fairfax, VA	1988	250	10,000,000	28,587,109	6,701,806	10,000,000	35,288,915	45,288,915	(12,650,207)	32,638,708	—
Winston, The (FL)	Pembroke Pines, FL	2001/2003	464	18,561,000	49,527,569	2,297,064	18,561,000	51,824,633	70,385,633	(14,329,842)	56,055,791	—
Wood Creek (CA)	Pleasant Hill, CA	1987	256	9,729,900	23,009,768	6,108,839	9,729,900	29,118,607	38,848,507	(15,172,018)	23,676,489	—
Woodbridge (CT)	Newington, CT	1968	73	498,377	3,331,548	1,021,950	498,377	4,353,498	4,851,875	(2,034,470)	2,817,405	—
Woodland Park	East Palo Alto, CA (G)	1953	1,812	72,314,518	57,267,661	4,000,424	72,314,518	61,268,085	133,582,603	(14,050,014)	119,532,589	—
Management Business	Chicago, IL	(D)	—	—	—	93,750,517	—	93,750,517	93,750,517	(70,059,419)	23,691,098	—
Operating Partnership	Chicago, IL	(F)	—	—	4,528,494	—	—	4,528,494	4,528,494	—	4,528,494	—
Wholly Owned Unencumbered			73,732	3,731,343,610	9,953,052,315	992,053,562	3,731,343,610	10,945,105,877	14,676,449,487	(3,266,454,538)	11,409,994,949	—
Wholly Owned Encumbered:
4701 Willard Ave	Chevy Chase, MD (G)	1966	512	76,921,130	153,947,682	1,061,755	76,921,130	155,009,437	231,930,567	(11,597,683)	220,332,884	104,556,923
55 West Fifth I & II (fka Townhouse Plaza and Gardens)	San Mateo, CA	1964/1972	241	21,041,710	71,931,323	215,831	21,041,710	72,147,154	93,188,864	(2,686,429)	90,502,435	30,778,664
929 House	Cambridge, MA (G)	1975	127	3,252,993	21,745,595	4,792,140	3,252,993	26,537,735	29,790,728	(11,377,564)	18,413,164	2,464,147
Academy Village	North Hollywood, CA	1989	248	25,000,000	23,593,194	6,492,522	25,000,000	30,085,716	55,085,716	(11,470,719)	43,614,997	20,000,000
Acappella	Pasadena, CA	2002	143	5,839,548	29,360,452	277,755	5,839,548	29,638,207	35,477,755	(3,824,665)	31,653,090	20,389,637
Acton Courtyard	Berkeley, CA (G)	2003	71	5,550,000	15,785,509	126,430	5,550,000	15,911,939	21,461,939	(4,051,110)	17,410,829	9,920,000
Alborada	Fremont, CA	1999	442	24,310,000	59,214,129	2,626,742	24,310,000	61,840,871	86,150,871	(27,444,903)	58,705,968	(I)
Alexander on Ponce	Atlanta, GA	2003	330	9,900,000	35,819,022	1,617,126	9,900,000	37,436,148	47,336,148	(10,925,726)	36,410,422	30,889,928
Arbor Terrace	Sunnyvale, CA	1979	175	9,057,300	18,483,642	2,414,658	9,057,300	20,898,300	29,955,600	(10,784,419)	19,171,181	(K)
Artech Building	Berkeley, CA (G)	2002	21	1,642,000	9,152,518	108,579	1,642,000	9,261,097	10,903,097	(2,117,964)	8,785,133	3,200,000
Artisan Square	Northridge, CA	2002	140	7,000,000	20,537,359	805,318	7,000,000	21,342,677	28,342,677	(7,724,759)	20,617,918	22,779,715
Avanti	Anaheim, CA	1987	162	12,960,000	18,497,683	1,168,149	12,960,000	19,665,832	32,625,832	(5,822,854)	26,802,978	18,169,458
Bachenheimer Building	Berkeley, CA (G)	2004	44	3,439,000	13,866,379	76,376	3,439,000	13,942,755	17,381,755	(3,327,186)	14,054,569	8,585,000
Bella Vista Apartments at Boca Del Mar	Boca Raton, FL	1985	392	11,760,000	20,190,252	14,210,692	11,760,000	34,400,944	46,160,944	(17,113,970)	29,046,974	26,134,010
Berkeleyan	Berkeley, CA (G)	1998	56	4,377,000	16,022,110	301,952	4,377,000	16,324,062	20,701,062	(4,008,100)	16,692,962	8,290,000
Brookside (CO)	Boulder, CO	1993	144	3,600,400	10,211,159	2,457,688	3,600,400	12,668,847	16,269,247	(6,141,451)	10,127,796	(K)
Canterbury	Germantown, MD	1986	544	2,781,300	32,942,531	14,663,505	2,781,300	47,606,036	50,387,336	(29,231,534)	21,155,802	31,680,000
Cape House I	Jacksonville, FL	1998	240	4,800,000	22,484,240	699,067	4,800,000	23,183,307	27,983,307	(7,222,093)	20,761,214	13,325,916
Cape House II	Jacksonville, FL	1998	240	4,800,000	22,229,836	1,882,338	4,800,000	24,112,174	28,912,174	(7,720,133)	21,192,041	12,705,475
Carmel Terrace	San Diego, CA	1988-1989	384	2,288,300	20,596,281	10,197,424	2,288,300	30,793,705	33,082,005	(19,654,063)	13,427,942	(J)
Cascade at Landmark	Alexandria, VA	1990	277	3,603,400	19,657,554	8,058,058	3,603,400	27,715,612	31,319,012	(15,450,921)	15,868,091	31,921,089
Chelsea Square	Redmond, WA	1991	113	3,397,100	9,289,074	1,650,412	3,397,100	10,939,486	14,336,586	(5,456,865)	8,879,721	(K)
Church Corner	Cambridge, MA (G)	1987	85	5,220,000	16,744,643	1,461,569	5,220,000	18,206,212	23,426,212	(5,666,620)	17,759,592	12,000,000
Cierra Crest	Denver, CO	1996	480	4,803,100	34,894,898	4,883,250	4,803,100	39,778,148	44,581,248	(21,390,229)	23,191,019	(K)
City Pointe	Fullerton, CA (G)	2004	183	6,863,792	36,476,208	549,414	6,863,792	37,025,622	43,889,414	(5,887,612)	38,001,802	22,530,961
CityView at Longwood	Boston, MA (G)	1970	295	14,704,898	79,195,102	6,560,442	14,704,898	85,755,544	100,460,442	(9,856,238)	90,604,204	25,604,094
Clarendon, The	Arlington, VA (G)	2005	292	30,400,340	103,824,660	992,382	30,400,340	104,817,042	135,217,382	(10,223,134)	124,994,248	45,588,729
Colorado Pointe	Denver, CO	2006	193	5,790,000	28,815,607	520,224	5,790,000	29,335,831	35,125,831	(8,636,396)	26,489,435	(J)
Copper Canyon	Highlands Ranch, CO	1999	222	1,442,212	16,251,114	1,458,531	1,442,212	17,709,645	19,151,857	(8,646,200)	10,505,657	(J)
Country Brook	Chandler, AZ	1986-1996	396	1,505,219	29,542,535	6,179,246	1,505,219	35,721,781	37,227,000	(18,250,640)	18,976,360	(J)
Creekside (San Mateo)	San Mateo, CA	1985	192	9,606,600	21,193,232	3,217,228	9,606,600	24,410,460	34,017,060	(11,822,291)	22,194,769	(K)
Crescent at Cherry Creek	Denver, CO	1994	216	2,594,000	15,149,470	3,570,821	2,594,000	18,720,291	21,314,291	(9,687,890)	11,626,401	(J)
Deerwood (SD)	San Diego, CA	1990	316	2,082,095	18,739,815	13,582,795	2,082,095	32,322,610	34,404,705	(20,753,292)	13,651,413	(J)
Estates at Maitland Summit	Orlando, FL	1998	272	9,520,000	28,352,160	1,081,473	9,520,000	29,433,633	38,953,633	(9,786,728)	29,166,905	(K)
Estates at Tanglewood	Westminster, CO	2003	504	7,560,000	51,256,538	2,353,728	7,560,000	53,610,266	61,170,266	(16,136,747)	45,033,519	(I)
Fairfield	Stamford, CT (G)	1996	263	6,510,200	39,690,120	5,842,540	6,510,200	45,532,660	52,042,860	(23,653,659)	28,389,201	34,595,000
Fine Arts Building	Berkeley, CA (G)	2004	100	7,817,000	26,462,772	126,659	7,817,000	26,589,431	34,406,431	(6,531,190)	27,875,241	16,215,000

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2012

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/12
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/12 (B)	Encumbrances
Gaia Building	Berkeley, CA (G)	2000	91	7,113,000	25,623,826	182,302	7,113,000	25,806,128	32,919,128	(6,314,824)	26,604,304	14,630,000
Gateway at Malden Center	Malden, MA (G)	1988	203	9,209,780	25,722,666	8,897,576	9,209,780	34,620,242	43,830,022	(14,086,455)	29,743,567	14,970,000
Glen Meadow	Franklin, MA	1971	288	2,339,330	16,133,588	3,738,664	2,339,330	19,872,252	22,211,582	(9,797,743)	12,413,839	73,023
Glo	Los Angeles, CA (G)	2008	201	16,047,022	48,650,963	79,365	16,047,022	48,730,328	64,777,350	(3,923,877)	60,853,473	31,639,508
Grandeville at River Place	Oviedo, FL	2002	280	6,000,000	23,114,693	2,003,967	6,000,000	25,118,660	31,118,660	(8,753,388)	22,365,272	23,789,381
Greenwood Park	Centennial, CO	1994	291	4,365,000	38,372,440	1,506,405	4,365,000	39,878,845	44,243,845	(10,442,337)	33,801,508	(K)
Greenwood Plaza	Centennial, CO	1996	266	3,990,000	35,846,708	2,104,789	3,990,000	37,951,497	41,941,497	(10,056,365)	31,885,132	(K)
Harbor Steps	Seattle, WA (G)	2000	738	59,900,000	158,829,432	10,108,872	59,900,000	168,938,304	228,838,304	(47,176,332)	181,661,972	116,707,586
Hathaway	Long Beach, CA	1987	385	2,512,500	22,611,912	6,999,887	2,512,500	29,611,799	32,124,299	(18,254,266)	13,870,033	46,517,800
Heights on Capitol Hill	Seattle, WA (G)	2006	104	5,425,000	21,138,028	156,462	5,425,000	21,294,490	26,719,490	(5,561,995)	21,157,495	28,180,585
Heritage at Stone Ridge	Burlington, MA	2005	180	10,800,000	31,808,335	811,286	10,800,000	32,619,621	43,419,621	(9,708,789)	33,710,832	27,554,850
Heronfield	Kirkland, WA	1990	202	9,245,000	27,017,749	1,390,613	9,245,000	28,408,362	37,653,362	(7,709,518)	29,943,844	(J)
Ivory Wood	Bothell, WA	2000	144	2,732,800	13,888,282	623,037	2,732,800	14,511,319	17,244,119	(4,834,547)	12,409,572	8,020,000
Kelvin Court (fka Alta Pacific)	Irvine, CA	2008	132	10,752,145	34,647,190	120,472	10,752,145	34,767,662	45,519,807	(5,995,083)	39,524,724	26,495,000
La Terrazza at Colma Station	Colma, CA (G)	2005	153	—	41,251,044	527,066	—	41,778,110	41,778,110	(10,146,352)	31,631,758	25,175,000
Liberty Park	Brain Tree, MA	2000	202	5,977,504	26,749,111	2,460,232	5,977,504	29,209,343	35,186,847	(10,761,276)	24,425,571	24,980,280
Liberty Tower	Arlington, VA (G)	2008	235	16,382,822	83,817,078	742,901	16,382,822	84,559,979	100,942,801	(10,769,392)	90,173,409	48,013,044
Lincoln Heights	Quincy, MA	1991	336	5,928,400	33,595,262	10,858,842	5,928,400	44,454,104	50,382,504	(23,578,128)	26,804,376	(K)
Lindley	Encino, CA	2004	129	5,805,000	25,705,000	514,251	5,805,000	26,219,251	32,024,251	(2,872,823)	29,151,428	21,774,431
Longview Place	Waltham, MA	2004	348	20,880,000	90,255,509	2,585,682	20,880,000	92,841,191	113,721,191	(24,878,084)	88,843,107	60,073,423
Market Street Village	San Diego, CA	2006	229	13,740,000	40,757,301	663,637	13,740,000	41,420,938	55,160,938	(10,928,473)	44,232,465	(J)
Marks	Englewood, CO (G)	1987	616	4,928,500	44,622,314	10,289,760	4,928,500	54,912,074	59,840,574	(29,539,822)	30,300,752	19,195,000
Metro on First	Seattle, WA (G)	2002	102	8,540,000	12,209,981	355,218	8,540,000	12,565,199	21,105,199	(3,611,780)	17,493,419	22,843,410
Mill Creek	Milpitas, CA	1991	516	12,858,693	57,168,503	3,411,695	12,858,693	60,580,198	73,438,891	(21,470,962)	51,967,929	69,312,259
Miramar Lakes	Miramar, FL	2003	344	17,200,000	51,487,235	1,841,780	17,200,000	53,329,015	70,529,015	(15,869,408)	54,659,607	(L)
Missions at Sunbow	Chula Vista, CA	2003	336	28,560,000	59,287,595	1,474,195	28,560,000	60,761,790	89,321,790	(18,989,124)	70,332,666	49,466,827
Moda	Seattle, WA (G)	2009	251	12,649,228	36,842,012	575,003	12,649,228	37,417,015	50,066,243	(4,262,856)	45,803,387	(M)
Monte Viejo	Phoenix, AZ	2004	480	12,700,000	45,926,784	1,167,397	12,700,000	47,094,181	59,794,181	(15,568,004)	44,226,177	40,046,245
Montecito	Valencia, CA	1999	210	8,400,000	24,709,146	1,943,224	8,400,000	26,652,370	35,052,370	(11,538,714)	23,513,656	(J)
Montierra (CA)	San Diego, CA	1990	272	8,160,000	29,360,938	6,924,642	8,160,000	36,285,580	44,445,580	(17,100,722)	27,344,858	(J)
Mosaic at Metro	Hyattsville, MD	2008	260	—	59,582,698	225,848	—	59,808,546	59,808,546	(8,905,855)	50,902,691	44,242,551
Mountain Terrace	Stevenson Ranch, CA	1992	510	3,966,500	35,814,995	11,880,404	3,966,500	47,695,399	51,661,899	(26,027,707)	25,634,192	57,428,472
North Pier at Harborside	Jersey City, NJ (I)	2003	297	4,000,159	94,290,590	2,270,783	4,000,159	96,561,373	100,561,532	(29,127,561)	71,433,971	87,104,293
Northpark	Burlingame, CA	1972	510	38,607,000	77,477,449	8,188,935	38,607,000	85,666,384	124,273,384	(12,263,687)	112,009,697	66,848,062
Oak Mill II	Germantown, MD	1985	192	854,133	10,233,947	6,407,089	854,133	16,641,036	17,495,169	(10,175,811)	7,319,358	9,600,000
Oaks	Santa Clarita, CA	2000	520	23,400,000	61,020,438	3,172,779	23,400,000	64,193,217	87,593,217	(22,524,758)	65,068,459	39,300,896
Olde Redmond Place	Redmond, WA	1986	192	4,807,100	14,126,038	4,272,420	4,807,100	18,398,458	23,205,558	(10,211,706)	12,993,852	(K)
Olympus Towers	Seattle, WA (G)	2000	328	14,752,034	73,335,425	3,733,218	14,752,034	77,068,643	91,820,677	(24,854,720)	66,965,957	49,875,780
Promenade at Peachtree	Chamblee, GA	2001	406	10,120,250	31,219,739	1,879,804	10,120,250	33,099,543	43,219,793	(11,135,840)	32,083,953	(J)
Providence	Bothell, WA	2000	200	3,573,621	19,055,505	649,064	3,573,621	19,704,569	23,278,190	(6,712,762)	16,565,428	(I)
Reserve at Clarendon Centre, The	Arlington, VA (G)	2003	252	10,500,000	52,812,935	3,274,267	10,500,000	56,087,202	66,587,202	(18,267,935)	48,319,267	(J)
Reserve at Eisenhower, The	Alexandria, VA	2002	226	6,500,000	34,585,060	1,269,401	6,500,000	35,854,461	42,354,461	(12,633,606)	29,720,855	(J)
Reserve at Empire Lakes	Rancho Cucamonga, CA	2005	467	16,345,000	73,080,670	1,720,059	16,345,000	74,800,729	91,145,729	(20,699,538)	70,446,191	(I)
Reserve at Fairfax Corner	Fairfax, VA	2001	652	15,804,057	63,129,051	3,830,832	15,804,057	66,959,883	82,763,940	(24,763,444)	58,000,496	84,778,875
Reserve at Potomac Yard	Alexandria, VA	2002	588	11,918,917	68,862,641	5,048,808	11,918,917	73,911,449	85,830,366	(23,292,875)	62,537,491	66,470,000
Reserve at Town Center (WA)	Mill Creek, WA	2001	389	10,369,400	41,172,081	1,984,196	10,369,400	43,156,277	53,525,677	(13,983,352)	39,542,325	29,160,000
Rianna II	Seattle, WA (G)	2002	78	2,161,840	14,433,614	63,293	2,161,840	14,496,907	16,658,747	(2,395,149)	14,263,598	10,102,987
Rockingham Glen	West Roxbury, MA	1974	143	1,124,217	7,515,160	1,873,296	1,124,217	9,388,456	10,512,673	(4,475,844)	6,036,829	1,110,388

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2012

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/12
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/12 (B)	Encumbrances
Rolling Green (Amherst)	Amherst, MA	1970	204	1,340,702	8,962,317	3,729,768	1,340,702	12,692,085	14,032,787	(6,558,871)	7,473,916	1,820,672
Rolling Green (Milford)	Milford, MA	1970	304	2,012,350	13,452,150	4,991,894	2,012,350	18,444,044	20,456,394	(8,987,510)	11,468,884	2,136,972
Savannah Lakes	Boynton Beach, FL	1991	466	7,000,000	30,263,310	6,874,423	7,000,000	37,137,733	44,137,733	(14,707,744)	29,429,989	38,440,808
Savannah Midtown	Atlanta, GA	2000	322	7,209,873	29,371,164	2,886,793	7,209,873	32,257,957	39,467,830	(11,031,647)	28,436,183	17,800,000
Savoy at Dayton Station I & II (fka Savoy I)	Aurora, CO	2001	444	5,450,295	38,765,670	2,866,964	5,450,295	41,632,634	47,082,929	(14,134,433)	32,948,496	(K)
Sheffield Court	Arlington, VA	1986	597	3,342,381	31,337,332	11,837,473	3,342,381	43,174,805	46,517,186	(25,591,749)	20,925,437	(K)
Sonata at Cherry Creek	Denver, CO	1999	183	5,490,000	18,130,479	1,441,097	5,490,000	19,571,576	25,061,576	(8,409,698)	16,651,878	21,776,367
Sonterra at Foothill Ranch	Foothill Ranch, CA	1997	300	7,503,400	24,048,507	1,768,695	7,503,400	25,817,202	33,320,602	(13,328,413)	19,992,189	(K)
South Winds	Fall River, MA	1971	404	2,481,821	16,780,359	4,484,858	2,481,821	21,265,217	23,747,038	(10,380,323)	13,366,715	3,315,913
Stonegate (CO)	Broomfield, CO	2003	350	8,750,000	32,950,375	2,950,758	8,750,000	35,901,133	44,651,133	(11,460,761)	33,190,372	(I)
Stoney Ridge	Dale City, VA	1985	264	8,000,000	24,147,091	5,550,155	8,000,000	29,697,246	37,697,246	(10,749,305)	26,947,941	14,329,477
Summerset Village	Chatsworth, CA	1985	280	2,629,804	23,670,889	5,392,452	2,629,804	29,063,341	31,693,145	(16,036,741)	15,656,404	38,039,912
Summit at Lake Union	Seattle, WA	1995 -1997	150	1,424,700	12,852,461	4,033,614	1,424,700	16,886,075	18,310,775	(9,120,808)	9,189,967	(K)
Sunforest	Davie, FL	1989	494	10,000,000	32,124,850	4,773,222	10,000,000	36,898,072	46,898,072	(14,182,647)	32,715,425	(K)
Sunforest II	Davie, FL	(F)	—	—	355,718	—	—	355,718	355,718	—	355,718	(K)
Talleyrand	Tarrytown, NY	1997-1998	300	12,000,000	49,838,160	3,921,135	12,000,000	53,759,295	65,759,295	(21,857,136)	43,902,159	35,000,000
Teresina	Chula Vista, CA	2000	440	28,600,000	61,916,670	2,124,429	28,600,000	64,041,099	92,641,099	(18,916,638)	73,724,461	42,711,912
Touriel Building	Berkeley, CA (G)	2004	35	2,736,000	7,810,027	146,325	2,736,000	7,956,352	10,692,352	(2,017,170)	8,675,182	5,050,000
Town Square at Mark Center I (fka Millbrook I)	Alexandria, VA	1996	406	24,360,000	86,178,714	2,656,749	24,360,000	88,835,463	113,195,463	(25,894,801)	87,300,662	77,353,222
Town Square at Mark Center Phase II	Alexandria, VA	2001	272	15,568,464	55,029,607	362,128	15,568,464	55,391,735	70,960,199	(8,064,284)	62,895,915	44,328,445
Tradition at Alafaya	Oviedo, FL	2006	253	7,590,000	31,881,505	509,046	7,590,000	32,390,551	39,980,551	(10,140,996)	29,839,555	(J)
Tuscany at Lindbergh	Atlanta, GA	2001	324	9,720,000	40,874,023	2,004,881	9,720,000	42,878,904	52,598,904	(14,424,459)	38,174,445	29,826,475
Uptown Square	Denver, CO (G)	1999/2001	696	17,492,000	100,696,541	2,796,860	17,492,000	103,493,401	120,985,401	(31,715,087)	89,270,314	99,190,116
Versailles	Woodland Hills, CA	1991	253	12,650,000	33,656,292	4,596,760	12,650,000	38,253,052	50,903,052	(14,048,807)	36,854,245	30,372,953
Via Ventura	Scottsdale, AZ	1980	328	1,351,786	13,382,006	8,275,544	1,351,786	21,657,550	23,009,336	(15,714,893)	7,294,443	(J)
Vintage	Ontario, CA	2005-2007	300	7,059,230	47,677,762	317,138	7,059,230	47,994,900	55,054,130	(12,659,564)	42,394,566	33,000,000
Warwick Station	Westminster, CO	1986	332	2,274,121	21,113,974	3,260,943	2,274,121	24,374,917	26,649,038	(13,454,735)	13,194,303	8,355,000
Westwood Glen	Westwood, MA	1972	156	1,616,505	10,806,004	1,944,100	1,616,505	12,750,104	14,366,609	(5,538,830)	8,827,779	45,194
Whisper Creek	Denver, CO	2002	272	5,310,000	22,998,558	1,153,349	5,310,000	24,151,907	29,461,907	(7,741,554)	21,720,353	13,580,000
Woodlake (WA)	Kirkland, WA	1984	288	6,631,400	16,735,484	3,050,123	6,631,400	19,785,607	26,417,007	(10,524,036)	15,892,971	(K)
Woodleaf	Campbell, CA	1984	178	8,550,600	16,988,183	3,462,069	8,550,600	20,450,252	29,000,852	(9,684,687)	19,316,165	17,858,854
Wholly Owned Encumbered			33,124	1,111,832,021	4,225,841,241	379,252,282	1,111,832,021	4,605,093,523	5,716,925,544	(1,486,115,893)	4,230,809,651	2,392,135,994
Partially Owned Unencumbered:
2300 Elliott	Seattle, WA	1992	92	796,800	7,173,725	6,092,622	796,800	13,266,347	14,063,147	(8,767,366)	5,295,781	—
400 Park Avenue South (EQR)	New York, NY	(F)	—	76,292,169	16,082,096	—	76,292,169	16,082,096	92,374,265	—	92,374,265	—
400 Park Avenue South (Toll)	New York, NY	(F)	—	58,090,357	6,354,921	—	58,090,357	6,354,921	64,445,278	—	64,445,278	—
Canyon Ridge	San Diego, CA	1989	162	4,869,448	11,955,063	1,901,202	4,869,448	13,856,265	18,725,713	(7,602,815)	11,122,898	—
Copper Creek	Tempe, AZ	1984	144	1,017,400	9,158,259	2,047,476	1,017,400	11,205,735	12,223,135	(6,469,568)	5,753,567	—
Country Oaks	Agoura Hills, CA	1985	256	6,105,000	29,561,865	3,379,334	6,105,000	32,941,199	39,046,199	(13,229,506)	25,816,693	—
Fox Ridge	Englewood, CO	1984	300	2,490,000	17,522,114	3,894,256	2,490,000	21,416,370	23,906,370	(9,920,955)	13,985,415	—
Hudson Crossing II	New York, NY	(F)	—	5,000,000	—	—	5,000,000	—	5,000,000	—	5,000,000	—
Monterra in Mill Creek	Mill Creek, WA	2003	139	2,800,000	13,255,122	338,019	2,800,000	13,593,141	16,393,141	(4,144,398)	12,248,743	—
Preserve at Briarcliff	Atlanta, GA	1994	182	6,370,000	17,766,322	830,627	6,370,000	18,596,949	24,966,949	(5,411,770)	19,555,179	—
Strayhorse at Arrowhead Ranch	Glendale, AZ	1998	136	4,400,000	12,968,002	313,368	4,400,000	13,281,370	17,681,370	(3,953,471)	13,727,899	—
Willow Brook (CA)	Pleasant Hill, CA	1985	228	5,055,000	38,388,672	3,057,695	5,055,000	41,446,367	46,501,367	(13,325,998)	33,175,369	—
Partially Owned Unencumbered			1,639	173,286,174	180,186,161	21,854,599	173,286,174	202,040,760	375,326,934	(72,825,847)	302,501,087	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2012

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/12
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/12 (B)	Encumbrances
Partially Owned Encumbered:
Bellevue Meadows	Bellevue, WA	1983	180	4,507,100	12,574,814	4,203,115	4,507,100	16,777,929	21,285,029	(8,891,561)	12,393,468	16,538,000
Canyon Creek (CA)	San Ramon, CA	1984	268	5,425,000	18,812,121	6,276,196	5,425,000	25,088,317	30,513,317	(10,527,427)	19,985,890	28,200,000
Isle at Arrowhead Ranch	Glendale, AZ	1996	256	1,650,237	19,593,123	1,918,104	1,650,237	21,511,227	23,161,464	(11,451,766)	11,709,698	17,700,000
Lantern Cove	Foster City, CA	1985	232	6,945,000	23,064,976	4,671,523	6,945,000	27,736,499	34,681,499	(11,224,944)	23,456,555	36,455,000
Rosecliff	Quincy, MA	1990	156	5,460,000	15,721,570	2,123,007	5,460,000	17,844,577	23,304,577	(8,282,174)	15,022,403	17,400,000
Schooner Bay I	Foster City, CA	1985	168	5,345,000	20,390,618	4,297,996	5,345,000	24,688,614	30,033,614	(9,829,193)	20,204,421	28,870,000
Schooner Bay II	Foster City, CA	1985	144	4,550,000	18,064,764	3,954,034	4,550,000	22,018,798	26,568,798	(8,871,676)	17,697,122	26,175,000
Scottsdale Meadows	Scottsdale, AZ	1984	168	1,512,000	11,423,349	1,769,044	1,512,000	13,192,393	14,704,393	(7,271,988)	7,432,405	9,270,000
Surrey Downs	Bellevue, WA	1986	122	3,057,100	7,848,618	2,247,834	3,057,100	10,096,452	13,153,552	(5,160,232)	7,993,320	9,829,000
Virgil Square	Los Angeles, CA	1979	142	5,500,000	15,216,613	1,604,433	5,500,000	16,821,046	22,321,046	(5,313,812)	17,007,234	9,900,000
Partially Owned Encumbered			1,836	43,951,437	162,710,566	33,065,286	43,951,437	195,775,852	239,727,289	(86,824,773)	152,902,516	200,337,000
Portfolio/Entity Encumbrances (1)												1,305,895,707
Total Consolidated Investment in Real Estate			110,331	$5,060,413,242	$14,521,790,283	$1,426,225,729	$5,060,413,242	$15,948,016,012	$21,008,429,254	$(4,912,221,051)	$16,096,208,203	$3,898,368,701

(1)	See attached Encumbrances Reconciliation

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2012
NOTES:

(A)	The balance of furniture & fixtures included in the total investment in real estate amount was $1,343,765,180 as of December 31, 2012.

(B)	The cost, net of accumulated depreciation, for Federal Income Tax purposes as of December 31, 2012 was approximately $11.2 billion.

(C)
The life to compute depreciation for building is 30 years, for building improvements ranges from 5 to 15 years, for furniture & fixtures and replacements is 5 to 10 years, and for lease intangibles is the average remaining term of each respective lease.

(D)
This asset consists of various acquisition dates and largely represents furniture, fixtures and equipment, leasehold improvements and capitalized software costs owned by the Management Business, which are generally depreciated over periods ranging from 3 to 7 years.

(E)	Primarily represents capital expenditures for major maintenance and replacements incurred subsequent to each property’s acquisition date.

(F)	Represents land and/or construction-in-progress on projects either held for future development or projects currently under development.

(G)	A portion or all of these properties includes commercial space (retail, parking and/or office space).

(H)	Total properties and units exclude the Military Housing consisting of 2 properties and 5,039 units.

(I)	through (K) See Encumbrances Reconciliation schedule.

(L)	Boot property for Freddie Mac mortgage pool.

(M)	Boot Property for Bond Partnership mortgage pool.

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

Exhibit		Description	Location
3.1		Articles of Restatement of Declaration of Trust of Equity Residential dated December 9, 2004.	Included as Exhibit 3.1 to Equity Residential’s Form 10-K for the year ended December 31, 2004.
3.2		Seventh Amended and Restated Bylaws of Equity Residential, effective as of December 14, 2010.	Included as Exhibit 3.1 to Equity Residential's Form 8-K dated and filed on December 14, 2010.
3.3		Sixth Amended and Restated Agreement of Limited Partnership for ERP Operating Limited Partnership dated as of March 12, 2009.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated March 12, 2009, filed on March 18, 2009.
4.1		Indenture, dated October 1, 1994, between the Operating Partnership and The Bank of New York Mellon Trust Company, N.A., as successor trustee (“Indenture”).	Included as Exhibit 4(a) to ERP Operating Limited Partnership’s Form S-3 filed on October 7, 1994.
4.2		First Supplemental Indenture to Indenture, dated as of September 9, 2004.	Included as Exhibit 4.2 to ERP Operating Limited Partnership’s Form 8-K, filed on September 10, 2004.
4.3		Second Supplemental Indenture to Indenture, dated as of August 23, 2006.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated August 16, 2006, filed on August 23, 2006.
4.4		Third Supplemental Indenture to Indenture, dated as of June 4, 2007.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.
4.5		Fourth Supplemental Indenture to Indenture, dated as of December 12, 2011.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated December 7, 2011, filed on December 9, 2011.
4.6		Form of 5.2% Note due April 1, 2013.	Included as Exhibit 4 to ERP Operating Limited Partnership’s Form 8-K, filed on March 19, 2003.
4.7		Form of 5.25% Note due September 15, 2014.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K, filed on September 10, 2004.
4.8		Terms Agreement regarding 6.63% (subsequently remarketed to a 6.584% fixed rate) Notes due April 13, 2015.	Included as Exhibit 1 to ERP Operating Limited Partnership’s Form 8-K, filed on April 13, 1998.
4.9		Terms Agreement regarding 5.125% Notes due March 15, 2016.	Included as Exhibit 1.1 to ERP Operating Limited Partnership’s Form 8-K, filed on September 13, 2005.
4.10		Form of 5.375% Note due August 1, 2016.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated January 11, 2006, filed on January 18, 2006.
4.11		Form of 5.75% Note due June 15, 2017.	Included as Exhibit 4.3 to ERP Operating Limited Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.
4.12		Terms Agreement regarding 71/8% Notes due October 15, 2017.	Included as Exhibit 1 to ERP Operating Limited Partnership’s Form 8-K, filed on October 9, 1997.
4.13		Form of 4.75% Note due July 15, 2020.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated July 12, 2010, filed on July 15, 2010.
4.14		Form of 4.625% Note due December 15, 2021.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated December 7, 2011, filed on December 9, 2011.
4.15		Terms Agreement regarding 7.57% Notes due August 15, 2026.	Included as Exhibit 1 to ERP Operating Limited Partnership’s Form 8-K, filed on August 13, 1996.
10.1	*	Noncompetition Agreement (Zell).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158.
10.2	*	Noncompetition Agreement (Spector).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158.
10.3	*	Form of Noncompetition Agreement (other officers).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158.

Exhibit		Description	Location
10.4
Revolving Credit Agreement dated as of January 11, 2013 among ERP Operating Limited Partnership, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Book Runners, and a syndicate of other banks (the “Revolving Credit Agreement”).
Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated January 11, 2013, filed January 15, 2013.
10.5		Guaranty of Payment made as of January 11, 2013 between Equity Residential and Bank of America, N.A., as administrative agent for the banks party to the Revolving Credit Agreement.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated January 11, 2013, filed January 15, 2013.
10.6
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
Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated July 13, 2011, filed on July 14, 2011.
10.7		Guaranty of Payment made as of July 13, 2011 between Equity Residential and Bank of America, N.A., as administrative agent for the banks party to the Credit Agreement.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated July 13, 2011, filed on July 14, 2011.
10.8
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
Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated January 6, 2012, filed on January 9, 2012.
10.9
Term Loan Agreement dated as of January 11, 2013 among ERP Operating Limited Partnership, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Runners, and a syndicate of other banks (the “Term Loan Agreement”).
Included as Exhibit 10.3 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated January 11, 2013, filed January 15, 2013.
10.10		Guaranty of Payment made as of January 11, 2013 between Equity Residential and Bank of America, N.A., as administrative agent for the banks party to the Term Loan Agreement.	Included as Exhibit 10.4 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated January 11, 2013, filed January 15, 2013.
10.11		Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.	Included as Exhibit 10.16 to Equity Residential's Form 10-K for the year ended December 31, 1999.
10.12	*	Equity Residential 2011 Share Incentive Plan.	Included as Exhibit 99.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 16, 2011, filed on June 22, 2011.
10.13	*	First Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2012.

Exhibit		Description	Location
10.14	*	Equity Residential Second Restated 2002 Share Incentive Plan dated December 10, 2008.	Included as Exhibit 10.15 to Equity Residential's Form 10-K for the year ended December 31, 2008.
10.15	*	First Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended September 30, 2010.
10.16	*	Second Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.3 to Equity Residential's Form 10-Q for the quarterly period ended June 30, 2011.
10.17	*	Third Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2012.
10.18	*	Equity Residential Amended and Restated 1993 Share Option and Share Award Plan.	Included as Exhibit 10.11 to Equity Residential's Form 10-K for the year ended December 31, 2001.
10.19	*	First Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended June 30, 2003.
10.20	*	Second Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.20 to Equity Residential's Form 10-K for the year ended December 31, 2006.
10.21	*	Third Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended June 30, 2007.
10.22	*	Fourth Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.2 to Equity Residential's Form 10-Q for the quarterly period ended September 30, 2008.
10.23	*	Fifth Amendment to Equity Residential 1993 Share Option and Share Award Plan dated December 10, 2008.	Included as Exhibit 10.21 to Equity Residential's Form 10-K for the year ended December 31, 2008.
10.24	*	Form of Change in Control Agreement between the Company and other executive officers.	Included as Exhibit 10.13 to Equity Residential's Form 10-K for the year ended December 31, 2001.
10.25	*	Form of First Amendment to Amended and Restated Change in Control/Severance Agreement with each executive officer.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2009.
10.26	*	Form of Indemnification Agreement between the Company and each trustee and executive officer.	Included as Exhibit 10.18 to Equity Residential's Form 10-K for the year ended December 31, 2003.
10.27	*	Form of Letter Agreement between Equity Residential and each of David J. Neithercut, Frederick C. Tuomi, Alan W. George and Bruce C. Strohm.	Included as Exhibit 10.3 to Equity Residential's Form 10-Q for the quarterly period ended September 30, 2008.
10.28	*	Form of Executive Retirement Benefits Agreement.	Included as Exhibit 10.24 to Equity Residential's Form 10-K for the year ended December 31, 2006.
10.29	*	Retirement Benefits Agreement between Samuel Zell and the Company dated October 18, 2001.	Included as Exhibit 10.18 to Equity Residential's Form 10-K for the year ended December 31, 2001.
10.30	*	Amended and Restated Deferred Compensation Agreement between the Company and Gerald A. Spector dated January 1, 2002.	Included as Exhibit 10.17 to Equity Residential's Form 10-K for the year ended December 31, 2001.
10.31	*	Change in Control Agreement dated as of March 13, 2009 by and between Equity Residential and Mark J. Parrell, Executive Vice President and Chief Financial Officer.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated March 12, 2009, filed on March 18, 2009.
10.32	*	Separation Agreement, dated August 28, 2012, by and between Equity Residential and Frederick C. Tuomi.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2012.
10.33	*	The Equity Residential Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2012.	Included as Exhibit 10.31 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2011.
10.34	*	Amendment to the Equity Residential Supplemental Executive Retirement Plan.	Attached herein.
10.35	*	The Equity Residential Grandfathered Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2005.	Included as Exhibit 10.2 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2008.
10.36		Amended and Restated Sales Agency Financing Agreement, dated February 3, 2011, among the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	Included as Exhibit 1.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on February 3, 2011.
10.37		Sales Agency Financing Agreement, dated February 3, 2011, among the Company, the Operating Partnership and BNY Mellon Capital Markets, LLC.	Included as Exhibit 1.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on February 3, 2011.

Exhibit	Description	Location
10.38	Amended and Restated Sales Agency Financing Agreement, dated February 3, 2011, among the Company, the Operating Partnership and J.P. Morgan Securities LLC.	Included as Exhibit 1.3 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on February 3, 2011.
10.39	Amended and Restated Sales Agency Financing Agreement, dated February 3, 2011, among the Company, the Operating Partnership and Morgan Stanley & Co. Incorporated.	Included as Exhibit 1.4 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on February 3, 2011.
10.40
Interest Purchase Agreement, dated December 2, 2011, by and among ERP Operating Limited Partnership, BIH ASN LLC, Archstone Equity Holdings Inc., Bank of America, N.A. and Banc of America Strategic Ventures, Inc.
Included as Exhibit 2.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated December 2, 2011, filed on December 5, 2011.
10.41
Other Interest Agreement, dated December 2, 2011, by and among ERP Operating Limited Partnership, BIH ASN LLC, Archstone Equity Holdings Inc., Bank of America, N.A. and Banc of America Strategic Ventures, Inc.
Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated December 2, 2011, filed on December 5, 2011.
10.42
First Amendment to Other Interest Agreement, dated February 17, 2012, by and among ERP Operating Limited Partnership, BIH ASN LLC, Archstone Equity Holdings Inc., Bank of America, N.A. and Banc of America Strategic Ventures, Inc.
Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 17, 2012, filed on February 21, 2012.
10.43
Second Amendment to Other Interest Agreement, dated April 18, 2012, by and among ERP Operating Limited Partnership, BIH ASN LLC, Archstone Equity Holdings, Inc., Bank of America, N.A. and Banc of America Strategic Ventures, Inc.
Included as Exhibit 10.1 Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated April 18, 2012, filed on April 19, 2012.
10.44
Interest Purchase Agreement, dated May 24, 2012, by and among ERP Operating Limited Partnership, BIH ASN LLC, Archstone Equity Holdings, Inc., Bank of America, N.A. and Banc of America Strategic Ventures, Inc.
Included as Exhibit 2.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated May 24, 2012, filed on May 25, 2012.
10.45
Asset Purchase Agreement, dated November 26, 2012, by and among ERP Operating Limited Partnership, Equity Residential, AvalonBay Communities, Inc., Lehman Brothers Holding Inc. and Archstone Enterprise LP.
Included as Exhibit 2.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on November 26, 2012.
10.46	Real Estate Sale Agreement, dated as of January 3, 2013 (executed January 4, 2013), by and among certain subsidiaries of ERP Operating Limited Partnership and GSG Residential Portfolio LLC.	Included as Exhibit 2.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated January 4, 2013, filed January 7, 2013.
12	Computation of Ratio of Earnings to Combined Fixed Charges.	Attached herein.
21	List of Subsidiaries of Equity Residential and ERP Operating Limited Partnership.	Attached herein.
23.1	Consent of Ernst & Young LLP - Equity Residential.	Attached herein.
23.2	Consent of Ernst & Young LLP - ERP Operating Limited Partnership.	Attached herein.
24	Power of Attorney.	See the signature page to this report.
31.1	Equity Residential - Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.
31.2	Equity Residential - Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.
31.3	ERP Operating Limited Partnership - Certification of David J. Neithercut, Chief Executive Officer of Registrant's General Partner.	Attached herein.
31.4	ERP Operating Limited Partnership - Certification of Mark J. Parrell, Chief Financial Officer of Registrant's General Partner.	Attached herein.
32.1
Equity Residential - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of the Company.
Attached herein.

Exhibit	Description	Location
32.2	Equity Residential - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Financial Officer of the Company.	Attached herein.
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
Attached herein.
101
XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statements of changes in equity (Equity Residential), (v) consolidated statements of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.
Attached herein.

*Management contracts and compensatory plans or arrangements filed as exhibits to this report are identified by an asterisk.